Form 10-QT
period 1997-03-31
SLM HOLDING CORP
filed 1997-05-27
CIK 1032033

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)

         [ ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         (Fee required)

         For the Quarterly period ended                             or
                                        ---------------------------

         [x] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

         For the transition period from February 3, 1997    to   March 31, 1997
                                        -------------------      --------------
         (Amended by Exch Act Rel No. 312905. eff 4/26/93.)

    Commission file number        333-21217
                           ----------------------------------------------------

                           SLM HOLDING CORPORATION
-------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                               52-2013874
-------------------------------------------        ---------------------------------------------------
  (State of Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

    1050 Thomas Jefferson Street, NW       Washington, DC           20007
------------------------------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                        (Zip Code)


                                (202) 298-3152
-------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


                                     N/A
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                      Yes [x] No  [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                                      OUTSTANDING AT MAY 27, 1997
Common Stock, $. 20 par value                                                1,000 shares

                           SLM HOLDING CORPORATION

                                  FORM 10-Q

                                    INDEX

                                March 31, 1997

                                                                                                           Page

PART I.     FINANCIAL INFORMATION

            Item 1.   Financial Statements:
                        Balance Sheets - March 31, 1997 (unaudited)
                           and February 3, 1997                                                               1

                        Notes to Balance Sheets                                                               2

            Item 2.   Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                                3

PART II.    OTHER INFORMATION

            Item 1.   Legal Proceedings                                                                       3

            Item 2.   Changes in Securities                                                                   3

            Item 3.   Defaults Upon Senior Securities                                                         3

            Item 4.   Submission of Matters to a Vote of Security Holders                                     4

            Item 5.   Other Information                                                                       4

            Item 6.   Exhibits and Reports on Form 8-K                                                        4

                      Signatures                                                                              5

                         PART I--FINANCIAL INFORMATION

                         Item 1. Financial Statements

                            SLM HOLDING CORPORATION
                                 BALANCE SHEETS

                                                                                                     MARCH 31,    FEBRUARY 3,
                                                                                                       1997          1997
                                                                                                     --------     -----------
                                                                                                    (Unaudited)
ASSETS
Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 1,000        $ 1,000
                                                                                                      =======        =======

LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $     -        $     -

STOCKHOLDER'S EQUITY
Preferred stock, par value $.20 per share, 20,000,000 shares authorized, none issued and
     outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -              -
Common stock, par value $.20 per share, 250,000,000 shares authorized, 1,000 shares issued
    and outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               200            200
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               800            800
                                                                                                      -------        -------

Total stockholder's equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
                                                                                                      -------        -------

Total liabilities and stockholder's equity  . . . . . . . . . . . . . . . . . . . . . . . .           $ 1,000        $ 1,000
                                                                                                      =======        =======


                   See accompanying notes to balance sheets.

                           SLM HOLDING CORPORATION
                           NOTES TO BALANCE SHEETS

1.       ORGANIZATION AND PRIVATIZATION

         SLM Holding Corporation (the "Company") was incorporated on February
3, 1997 under Delaware law.   The Company is a wholly-owned subsidiary of the
Student Loan Marketing Association ("Sallie Mae" or "GSE"), a corporation chartered under federal law. The Company was incorporated to effect the reorganization of the business of Sallie Mae and the eventual dissolution of Sallie Mae. The Company has had no operations since its incorporation and will commence operations effective upon the reorganization as described below.

         Privatization

         Sallie Mae is a stockholder-owned corporation which was created in 1972 as a federally chartered government-sponsored enterprise under the Higher Education Act of 1965 (the "Act). The Act defines Sallie Mae's charter and limits its corporate authority to education finance related activities, while imposing certain obligations on Sallie Mae, including acting as a lender of last resort to eligible borrowers under the Federal Family Education Loan Program (the "FFELP").

         On September 30, 1996, the Student Loan Marketing Association
Reorganization Act of 1996 (the "Privatization Act") was enacted.   The
Privatization Act authorized the creation of a state-chartered holding company (the "Holding Company") that can pursue new business opportunities beyond the limited scope of the GSE's restricted federal charter. The Holding Company would become the parent of the GSE pursuant to a reorganization ("the Reorganization") which must be approved by a majority vote of the GSE's shareholders, such vote to take place on or before March 31, 1998. The Company has instituted a process to accomplish privatization as more fully described in the combined Proxy Statement of Sallie Mae and Prospectus of the Company, dated April 9, 1997 and filed as part of the Company's Registration Statement on Form S-4 (File No. 333-21217) with the Securities and Exchange Commission, as amended.

         As described in the above-mentioned Proxy Statement/Prospectus, if the Reorganization is approved by the shareholders, the GSE, which will become a wholly-owned subsidiary of the Holding Company, will be gradually liquidated and its federal charter rescinded on or before September 30, 2008. Pursuant to the Reorganization, each outstanding share of Sallie Mae Common Stock will be converted into one share of Holding Company Common Stock. In addition, Sallie Mae will transfer certain assets, including stock in certain subsidiaries to the Holding Company or one of its non-GSE subsidiaries. As required by the Privatization Act, all GSE employees will be transferred to one of the Holding Company's subsidiaries. During the wind-down period, it is expected that all Sallie Mae operations will be managed pursuant to an arms-length service agreement with a Sallie Mae affiliate. In addition, the Holding Company will remain a passive entity which supports the operations of the GSE and its other subsidiaries, and all business activities would be conducted through the GSE and by such other subsidiaries.

         The Privatization Act imposes certain restrictions on intercompany relations between Sallie Mae and its affiliates during the wind-down period.
In particular, Sallie Mae must not extend credit to, nor guarantee any debt obligations of the Holding Company, or the Holding Company's non-GSE subsidiaries. Furthermore, the loan servicing arrangements must be on terms no less favorable to Sallie Mae than Sallie Mae could obtain from an unrelated third party. While Sallie Mae may not finance the activities of its non-GSE affiliates, it may, subject to its minimum capital requirements, dividend retained earnings and surplus capital to the Holding Company, which in turn may use such amounts to support its non-GSE subsidiaries. The Sallie Mae charter requires that Sallie Mae maintain a minimum capital ratio of at least 2.0 percent until 2000, and at least 2.25 percent thereafter. The Privatization Act further directs that under no circumstances shall the assets of Sallie Mae be available or used to pay claims or debts of or incurred by the Holding Company.

         During the wind-down period following the Reorganization and prior to the GSE's dissolution, the GSE will be restricted in the new business activities it may undertake. Sallie Mae may continue to purchase student loans only through September 30, 2007.

                            SLM HOLDING CORPORATION
                    NOTES TO BALANCE SHEETS -- (CONTINUED)


1.       ORGANIZATION AND PRIVATIZATION -- (CONTINUED)

         Warehousing advances, letters of credit and standby bond purchase activity by the GSE will be limited to takedowns on contractual financing and guarantee commitments in place as of the Reorganization's effective date. The Holding Company generally may begin to purchase student loans only after the GSE discontinues such activity. Sallie Mae's debt obligations that are outstanding at the time of Reorganization will continue to be outstanding obligations of the GSE immediately after the Reorganization. Sallie Mae will be able to continue to issue debt in the government agency market to finance student loans and other permissible asset acquisitions, although the maturity date of such issuances generally may not extend beyond September 30, 2008, Sallie Mae's final dissolution date. At March 31, 1997, Sallie Mae had $376 million in outstanding debt with maturities after September 30, 2008. Such debt will be transferred into a defeasance trust on the final dissolution date.

         The Privatization Act requires that within 60 days after the merger, the Company must pay $5 million to the D.C. Financial Control Board for use of the "Sallie Mae" name. In addition, the Holding Company must issue to the D.C. Financial Control Board warrants to purchase 555,015 shares of Holding Company Common Stock. These warrants are transferable and exercisable at any time prior to September 30, 2008 at $72.43 per share. These provisions of the Privatization Act were part of the terms negotiated with the Administration and Congress as consideration for the GSE's privatization.

         Beginning in fiscal 1997, and until the GSE is dissolved, Sallie Mae also must reimburse the U.S. Treasury Department up to $800,000 annually (subject to adjustment based on the Consumer Price Index) for its reasonable costs and expenses of carrying out its supervisory duties under the Privatization Act.

         The transfer of subsidiaries and assets of the GSE to the Holding Company and the related exchange of common stock between the GSE and the Holding Company will be accounted for at historical cost similar to a pooling of interests. Operations performed outside the GSE after the Reorganization will be subject to state and local taxes.

         If the Reorganization is not approved by shareholders certain charter sunset provisions of the Privatization Act become applicable and will result in the dissolution of the GSE by July 1, 2013.

2.       BASIS OF PRESENTATION

         The accompanying unaudited balance sheet of the Company has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

3.       RISKS AND UNCERTAINTIES

         The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Not applicable.  See Note 1 to Balance Sheets.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Registrant knows of no material legal proceedings involving the Registrant or its properties.

ITEM 2.  CHANGES IN SECURITIES.

         Nothing to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Nothing to report.

ITEM 5.  OTHER INFORMATION.

         Nothing to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (SECTION 249.308 OF THIS CHAPTER).

         The Company did not file any reports on Form 8-K since its incorporation.

EXHIBIT NO.
-----------

  *2        -- Form of Agreement and Plan of Reorganization by and among the
               Student Loan Marketing Association ("Sallie Mae"), SLM Holding Corporation ("Registrant"), and Sallie Mae Merger Company ("MergerCo")

  *3.1      -- Form of Amended and Restated Certificate of Incorporation of
               Registrant

  *3.2      -- By-Laws of Registrant

  *21       -- Subsidiaries of the Registrant

-----------------------
  * Incorporated by Reference to the identically numbered Exhibits to the Registrant's Registration Statement on Form S-4 (File No. 333-21217)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           SLM HOLDING CORPORATION
                                           -----------------------
                                                 (Registrant)




     May 23, 1997                       /s/ Timothy G. Greene
------------------------------    ---------------------------------------------
           Date                   Timothy G. Greene
                                  Executive Vice President and General Counsel




     May 27, 1997                       /s/ Denise B. McGlone
------------------------------    ---------------------------------------------
           Date                   Denise B. McGlone
                                  Executive Vice President and Chief Financial
                                  Officer