Form 10-Q
period 1997-06-30
SLM HOLDING CORP
filed 1997-08-06
CIK 1032033

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         (Fee required)

         For the Quarterly period ended       June 30, 1997         or
                                        ---------------------------

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

         For the transition period from                     to
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


                                (202) 333-8000
-------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


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

         CLASS                                                    OUTSTANDING AT AUGUST 5, 1997
Common Stock, $. 20 par value                                                1,000 shares

                           SLM HOLDING CORPORATION

                                  FORM 10-Q

                                    INDEX

                                June 30, 1997

                                                                                                           Page

PART I.     FINANCIAL INFORMATION

            Item 1.   Financial Statements:
                        Balance Sheets - June 30, 1997 (unaudited)
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

                         PART I--FINANCIAL INFORMATION

                         Item 1. Financial Statements

                            SLM HOLDING CORPORATION
                                 BALANCE SHEETS

                                                                                                     JUNE 30,    FEBRUARY 3,
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

         Privatization

         Sallie Mae is a stockholder-owned corporation which was created in 1972 as a federally chartered government-sponsored enterprise under the Higher Education Act of 1965 (the "Act"). The Act defines Sallie Mae's charter and limits its corporate authority to education finance related activities, while imposing certain obligations on Sallie Mae, including acting as a lender of last resort to eligible borrowers under the Federal Family Education Loan Program (the "FFELP").

         On September 30, 1996, the Student Loan Marketing Association
Reorganization Act of 1996 (the "Privatization Act") was enacted.   The
Privatization Act authorized the creation of a state-chartered holding company (the "Holding Company") that can pursue new business opportunities beyond the limited scope of the GSE's restricted federal charter. The Holding Company will become the parent of the GSE pursuant to a reorganization ("the Reorganization"). Sallie Mae's privatization plan is more fully described in the combined Proxy Statement and Proxy Statement Supplement of Sallie Mae and Prospectus of the Company, dated July 10, 1997, and filed as part of the Company's Registration Statement on Form S-4 (File No. 333-21217) with the Securities and Exchange Commission, as amended.

        The Reorganization was approved by GSE shareholders on July 31, 1997 (See Note 4 - Subsequent Event). As described in the above-mentioned Proxy Statement and Proxy Statement Supplement/Prospectus, the GSE will become a wholly-owned subsidiary of the Holding Company and gradually liquidated with its federal charter rescinded on or before September 30, 2008. Pursuant to the Reorganization, each outstanding share of Sallie Mae Common Stock will be converted into one share of Holding Company Common Stock. In addition, Sallie Mae will transfer certain assets, including stock in certain subsidiaries to the Holding Company or one of its non-GSE subsidiaries. As required by the Privatization Act, all GSE employees will be transferred to one of the Holding Company's subsidiaries. During the wind-down period, it is expected that all Sallie Mae operations will be managed pursuant to an arms-length service agreement with a Sallie Mae affiliate. In addition, the Holding Company will remain a passive entity which supports the operations of the GSE and its other subsidiaries, and all business activities will be conducted through the GSE and by such other subsidiaries.

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

                            SLM HOLDING CORPORATION
                    NOTES TO BALANCE SHEETS -- (CONTINUED)


1.       ORGANIZATION AND PRIVATIZATION -- (CONTINUED)

        Warehousing advances, letters of credit and standby bond purchase activity by the GSE will be limited to takedowns on contractual financing and guarantee commitments in place as of the Reorganization's effective date. The Holding Company or one of its non-GSE subsidiaries generally may begin to purchase student loans only after the GSE discontinues such activity. Sallie Mae's debt obligations that are outstanding at the time of Reorganization will continue to be outstanding obligations of the GSE immediately after the Reorganization. Sallie Mae will be able to continue to issue debt in the government agency market to finance student loans and other permissible asset acquisitions, although the maturity date of such issuances generally may not extend beyond September 30, 2008, Sallie Mae's final dissolution date. At June 30, 1997, Sallie Mae had $379 million in outstanding debt with maturities after September 30, 2008. Such debt will be transferred into a defeasance trust on the final dissolution date.

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

2.       BASIS OF PRESENTATION

         The accompanying unaudited balance sheet of the Company has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

4.       SUBSEQUENT EVENT

        On July 31, 1997, shareholders of Sallie Mae at a special meeting approved a reorganization plan pursuant to which Sallie Mae will become a wholly-owned subsidiary of the registrant and elected a slate of 15 nominees proposed by the Committee to Restore Value (CRV) to serve on the Holding Company's board of directors. The Reorganization will be effected on or about August 7, 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Nothing to report.

ITEM 5.  OTHER INFORMATION.

         Nothing to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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


                                           SLM HOLDING CORPORATION
                                           -----------------------
                                                 (Registrant)




     August 6, 1997                       /s/ Albert L. Lord
------------------------------    ---------------------------------------------
           Date                   Albert L. Lord
                                  Chief Executive Officer




     August 6, 1997                       /s/ Mark G. Overend
------------------------------    ---------------------------------------------
           Date                   Mark G. Overend
                                  Treasurer (Principal Accounting Officer)