Form 10-Q
period 1997-09-30
SLM HOLDING CORP
filed 1997-11-14
CIK 1032033

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)

       [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               (Fee required)

       For the Quarterly period ended September 30, 1997 or
                                      ------------------

       [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               (No fee required)

       For the transition period from                to
                                      --------------    -----------------------
       (Amended by Exch Act Rel No. 312905.  eff 4/26/93.)

    Commission file number        001-13251
                          -----------------------------------------------------

                           SLM HOLDING CORPORATION
-------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                         52-2013874
---------------------------------                      ------------------------
 (State of Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

      11600 Sallie Mae Drive            Reston, VA               20193
-------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                      (Zip Code)


                                (703) 810-3000
-------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


1050 Thomas Jefferson Street, NW      Washington, DC             20007
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

         CLASS                              OUTSTANDING AT SEPTEMBER 30, 1997
Common Stock, $. 20 par value                        50,466,913 shares

                            SLM HOLDING CORPORATION

                                  FORM 10 - Q

                                     INDEX

                              September 30, 1997

                                                                                                   Page

PART I.              FINANCIAL INFORMATION


                     Item 1.        Financial Statements                                              3

                     Item 2.          Management's Discussion and Analysis of Financial
                                      Condition and Results of Operations                            14

PART II.             OTHER INFORMATION

                     Item 1.          Legal Proceedings                                              32

                     Item 2.          Changes in Securities                                          32

                     Item 3.          Defaults Upon Senior Securities                                32

                     Item 4.          Submission of Matters to a Vote of Security Holders            32

                     Item 5.          Other Information                                              33

                     Item 6.          Exhibits and Reports on Form 8 - K                             33

                                      Signatures                                                     34

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                            SLM HOLDING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    SEPTEMBER 30, 1997       DECEMBER 31, 1996
                                                    ------------------       -----------------
                                                        (UNAUDITED)
ASSETS
Insured student loans purchased . . . . . .             $28,461,948              $32,307,930
Student loan participations . . . . . . . .               1,938,984                1,445,596
                                                        -----------              -----------
Insured student loans . . . . . . . . . . .              30,400,932               33,753,526
Warehousing advances  . . . . . . . . . . .               2,442,419                2,789,485
Academic facilities financings
  Bonds-- available-for-sale  . . . . . . .                 894,569                  934,481
  Loans . . . . . . . . . . . . . . . . . .                 521,540                  538,850
                                                        -----------              -----------
Total academic facilities financings  . . .               1,416,109                1,473,331
Investments
  Available-for-sale  . . . . . . . . . . .               6,135,153                6,833,695
  Held-to-maturity  . . . . . . . . . . . .                 564,491                  601,887
                                                        -----------              -----------
Total investments . . . . . . . . . . . . .               6,699,644                7,435,582
Cash and cash equivalents . . . . . . . . .                  92,117                  270,887
Other assets, principally accrued interest
  receivable  . . . . . . . . . . . . . . .               1,966,958                1,907,079
                                                        -----------              -----------
Total assets  . . . . . . . . . . . . . . .             $43,018,179              $47,629,890
                                                        ===========              ===========

LIABILITIES
Short-term borrowings . . . . . . . . . . .             $23,989,205              $22,517,627
Long-term notes . . . . . . . . . . . . . .              16,541,742               22,606,226
Other liabilities . . . . . . . . . . . . .               1,585,563                1,458,207
                                                        -----------              -----------
Total liabilities . . . . . . . . . . . . .              42,116,510               46,582,060
                                                        -----------              -----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY                             213,883                  213,883

STOCKHOLDERS' EQUITY
Common stock, par value $.20 per share, 250,000,000
  shares authorized: 52,378,319 and 65,695,571
  shares issued, respectively . . . . . . .                  10,476                   13,139
Additional paid-in capital  . . . . . . . .                  18,361                       --
Unrealized gains on investments (net of tax of
  $194,675 and $188,050, respectively)  . .                 361,540                  349,235
Retained earnings . . . . . . . . . . . . .                 572,020                1,008,737
                                                        -----------              -----------
Stockholders' equity before treasury stock                  962,397                1,371,111
Common stock held in treasury at cost: 1,911,406 and
  12,004,976 shares, respectively . . . . .                 274,611                  537,164
                                                        -----------              -----------
Total stockholders' equity  . . . . . . . .                 687,786                  833,947
                                                        -----------              -----------
Total liabilities and stockholders' equity              $43,018,179              $47,629,890
                                                        ===========              ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            SLM HOLDING CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                            -------------------------------------
                                                                   1997                1996
                                                            ------------------   ----------------
                                                                (UNAUDITED)         (UNAUDITED)
Interest income:
  Insured student loans purchased . . . . . .                     $574,543            $646,213
  Student loan participations . . . . . . . .                       32,586                   -
                                                                  --------            --------
  Insured student loans . . . . . . . . . . .                      607,129             646,213
  Warehousing advances  . . . . . . . . . . .                       36,403              45,755
  Academic facilities financings:
    Taxable . . . . . . . . . . . . . . . . .                       11,810              13,090
    Tax-exempt  . . . . . . . . . . . . . . .                       11,786              13,109
                                                                  --------            --------
  Total academic facilities
    financings  . . . . . . . . . . . . . . .                       23,596              26,199
  Investments . . . . . . . . . . . . . . . .                      144,674             136,487
                                                                  --------            --------
Total interest income . . . . . . . . . . . .                      811,802             854,654
Interest expense:
  Short-term debt . . . . . . . . . . . . . .                      364,417             292,638
  Long-term debt  . . . . . . . . . . . . . .                      277,043             353,028
                                                                  --------            --------
Total interest expense  . . . . . . . . . . .                      641,460             645,666
                                                                  --------            --------
NET INTEREST INCOME . . . . . . . . . . . . .                      170,342             208,988
Other income:
  Gain on sale of student loans . . . . . . .                      159,959              12,028
  Servicing and securitization revenue  . . .                       44,449              14,401
  Gains on sales of securities  . . . . . . .                        6,373               1,750
  Other . . . . . . . . . . . . . . . . . . .                       11,393               7,032
                                                                  --------            --------
Total other income  . . . . . . . . . . . . .                      222,174              35,211
                                                                  --------            --------
Operating expenses:
  Salaries and benefits . . . . . . . . . . .                       71,902              50,696
  Other . . . . . . . . . . . . . . . . . . .                      101,043              49,379
                                                                  --------            --------
Total operating expenses  . . . . . . . . . .                      172,945             100,075
                                                                  --------            --------
Income before federal income taxes, minority interest in
  net earnings of subsidiary and premiums on
  debt extinguished . . . . . . . . . . . . .                      219,571             144,124
                                                                  --------            --------
Federal income taxes:
  Current . . . . . . . . . . . . . . . . . .                       85,679              43,181
  Deferred  . . . . . . . . . . . . . . . . .                      (13,639)               (304)
                                                                  --------            --------
Total federal income taxes  . . . . . . . . .                       72,040              42,877
Minority interest in net earnings of
   subsidiary . . . . . . . . . . . . . . . .                        2,674               2,673
                                                                  --------            --------
Income before premiums on debt extinguished                        144,857              98,574
Premiums on debt extinguished, net of tax . .                       (2,264)                 --
                                                                  --------            --------
NET INCOME  . . . . . . . . . . . . . . . . .                     $142,593            $ 98,574
                                                                  ========            ========
Earnings per common share before
  premiums on debt extinguished . . . . . . .                     $   2.78            $   1.79
                                                                  ========            ========
EARNINGS PER COMMON SHARE . . . . . . . . . .                     $   2.74            $   1.79
                                                                  ========            ========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                            ------------------------------------
                                                                  1997                1996
                                                            -----------------  -----------------
                                                               (UNAUDITED)        (UNAUDITED)
Interest income:
  Insured student loans purchased . . . . . .                  $1,795,073          $1,969,479
  Student loan participations . . . . . . . .                      85,630                  --
                                                               ----------          ----------
  Insured student loans . . . . . . . . . . .                   1,880,703           1,969,479
  Warehousing advances  . . . . . . . . . . .                     114,606             152,675
  Academic facilities financings:
    Taxable . . . . . . . . . . . . . . . . .                      36,341              39,661
    Tax-exempt  . . . . . . . . . . . . . . .                      35,073              35,128
                                                               ----------          ----------
  Total academic facilities
    financings  . . . . . . . . . . . . . . .                      71,414              74,789
  Investments . . . . . . . . . . . . . . . .                     457,140             406,495
                                                               ----------          ----------
Total interest income . . . . . . . . . . . .                   2,523,863           2,603,438
Interest expense:
  Short-term debt . . . . . . . . . . . . . .                   1,103,181             813,313
  Long-term debt  . . . . . . . . . . . . . .                     843,853           1,128,897
                                                               ----------          ----------
Total interest expense  . . . . . . . . . . .                   1,947,034           1,942,210
                                                               ----------          ----------
NET INTEREST INCOME . . . . . . . . . . . . .                     576,829             661,228
Other income:
  Gain on sale of student loans . . . . . . .                     224,589              31,431
  Servicing and securitization revenue  . . .                     101,640              30,069
  Gains on sales of  securities . . . . . . .                      13,755               4,804
  Other . . . . . . . . . . . . . . . . . . .                      36,185              18,560
                                                               ----------          ----------
Total other income  . . . . . . . . . . . . .                     376,169              84,864
                                                               ----------          ----------
Operating expenses:
  Salaries and benefits . . . . . . . . . . .                     174,683             152,792
  Other . . . . . . . . . . . . . . . . . . .                     215,104             146,201
                                                               ----------          ----------
Total operating expenses  . . . . . . . . . .                     389,787             298,993
                                                               ----------          ----------
Income before federal income taxes, minority interest in
  net earnings of subsidiary, and premiums on
  debt extinguished . . . . . . . . . . . . .                     563,211             447,099
                                                               ----------          ----------
Federal income taxes:
  Current . . . . . . . . . . . . . . . . . .                     203,800             155,867
  Deferred  . . . . . . . . . . . . . . . . .                     (26,121)            (20,682)
                                                               ----------          ----------
Total federal income taxes  . . . . . . . . .                     177,679             135,185
Minority interest in net earnings of subsidiary                     8,021               8,020
                                                               ----------          ----------
Income before premiums on debt extinguished                       377,511             303,894
  Premiums on debt extinguished, net of tax .                      (2,264)             (4,792)
                                                               ----------          ----------
NET INCOME  . . . . . . . . . . . . . . . . .                  $  375,247          $  299,102
                                                               ==========          ==========
Earnings per common share before
  premiums on debt extinguished . . . . . . .                  $     7.13          $     5.40
                                                               ==========          ==========
EARNINGS PER COMMON SHARE . . . . . . . . . .                  $     7.09          $     5.32
                                                               ==========          ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            SLM HOLDING CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                           ---------------------------------------
                                                                  1997                 1996
                                                           -------------------  ------------------
                                                              (UNAUDITED)          (UNAUDITED)
COMMON STOCK:
  Balance, beginning of period  . . . . . .                    $   13,231           $   24,911
    Issuance of common shares . . . . . . .                            90                    8
    Retirement of treasury shares . . . . .                        (2,845)                  --
                                                               ----------           ----------
  Balance, end of period  . . . . . . . . .                        10,476               24,919
                                                               ----------           ----------
ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of period  . . . . . .                        28,218              555,569
    Proceeds in excess of par value from
      issuance of common stock  . . . . . .                        25,831                1,335
    Tax benefit related to employee stock
      option and purchase plans . . . . . .                            --                   --
    Issuance of warrants  . . . . . . . . .                        12,393                   --
    Retirement of treasury shares . . . . .                       (48,081)                  --
                                                               ----------           ----------
  Balance, end of period  . . . . . . . . .                        18,361              556,904
                                                               ----------           ----------
UNREALIZED GAINS ON INVESTMENTS, NET OF
  TAX:
  Balance, beginning of period  . . . . . .                       344,628              335,620
    Unrealized gains as of January 1, 1994                             --                   --
    Change in unrealized gains  . . . . . .                        16,912                1,372
                                                               ----------           ----------
  Balance, end of period  . . . . . . . . .                       361,540              336,992
                                                               ----------           ----------
RETAINED EARNINGS:
  Balance, beginning of period (as restated, see note 2)        1,194,769            2,883,682
    Net income  . . . . . . . . . . . . . .                       142,593               98,574
    Retirement of treasury shares . . . . .                      (742,719)                  --
    Cash dividends:
      Common stock ($.44 and $.40, per share,
         respectively)  . . . . . . . . . .                       (22,623)             (21,985)
                                                               ----------           ----------
  Balance, end of period  . . . . . . . . .                       572,020            2,960,271
                                                               ----------           ----------
COMMON STOCK HELD IN TREASURY AT
  COST:
  Balance, beginning of period  . . . . . .                       738,260            2,996,491
    Repurchase of 2,309,317 and 1,082,281
      common shares, respectively . . . . .                       329,994               79,495
    Retirement of 14,221,473 treasury  shares                    (793,643)                  --
                                                               ----------           ----------
  Balance, end of period  . . . . . . . . .                       274,611            3,075,986
                                                               ----------           ----------
TOTAL STOCKHOLDERS' EQUITY  . . . . . . . .                    $  687,786           $  803,100
                                                               ==========           ==========


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                            ---------------------------------------
                                                                    1997                1996
                                                            -------------------  ------------------
                                                                (UNAUDITED)         (UNAUDITED)
COMMON STOCK:
  Balance, beginning of period  . . . . . .                      $  13,139           $   24,824
    Issuance of common shares . . . . . . .                            182                   95
    Retirement of treasury shares . . . . .                         (2,845)                  --
                                                                 ---------           ----------
  Balance, end of period  . . . . . . . . .                         10,476               24,919
                                                                 ---------           ----------
ADDITIONAL PAID-IN CAPITAL:
  Balance, beginning of period  . . . . . .                             --              537,818
    Proceeds in excess of par value from
      issuance of common stock  . . . . . .                         54,049               19,086
    Tax benefit related to employee stock
      option and purchase plans . . . . . .                             --                   --
    Issuance of warrants  . . . . . . . . .                         12,393                   --
    Retirement of treasury shares . . . . .                        (48,081)                  --
                                                                 ---------           ----------
  Balance, end of period  . . . . . . . . .                         18,361              556,904
                                                                 ---------           ----------
UNREALIZED GAINS ON INVESTMENTS, NET OF
  TAX:
  Balance, beginning of period  . . . . . .                        349,235              370,846
    Unrealized gains as of January 1, 1994                              --                   --
    Change in unrealized gains  . . . . . .                         12,305              (33,854)
                                                                 ---------           ----------
  Balance, end of period  . . . . . . . . .                        361,540              336,992
                                                                 ---------           ----------
RETAINED EARNINGS:
  Balance, beginning of period (as restated, see note 2)         1,008,737            2,728,383
    Net income  . . . . . . . . . . . . . .                        375,247              299,102
    Retirement of treasury shares . . . . .                       (742,719)                  --
    Cash dividends:
      Common stock ($1.32 and $1.20, per share,
         respectively)  . . . . . . . . . .                        (69,245)             (67,214)
                                                                 ---------           ----------
  Balance, end of period  . . . . . . . . .                        572,020            2,960,271
                                                                 ---------           ----------
COMMON STOCK HELD IN TREASURY AT
  COST:
  Balance, beginning of period  . . . . . .                        537,164            2,794,549
    Repurchase of 4,127,903 and 3,721,230
      common shares, respectively . . . . .                        531,090              281,437
    Retirement of 14,221,473 treasury shares                      (793,643)                  --
                                                                 ---------           ----------
  Balance, end of period  . . . . . . . . .                        274,611            3,075,986
                                                                 ---------           ----------
TOTAL STOCKHOLDERS' EQUITY  . . . . . . . .                      $ 687,786           $  803,100
                                                                 =========           ==========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            SLM HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                      THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                          -----------------------------------------
                                                                  1997                  1996
                                                          -------------------    ------------------
                                                              (UNAUDITED)           (UNAUDITED)
OPERATING ACTIVITIES
  Net income  . . . . . . . . . . . .                         $    142,593          $     98,574
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    (Increase) decrease in accrued interest receivable             130,924                90,525
    Increase (decrease) in accrued interest payable                (66,979)             (150,501)
    (Increase) in other  assets . . .                             (111,395)              (50,930)
    Increase  (decrease) in other liabilities                      139,867              (176,308)
                                                              ------------          ------------
  Total adjustments . . . . . . . . .                               92,417              (287,214)
                                                              ------------          ------------
Net cash provided by operating
      activities  . . . . . . . . . .                              235,010              (188,640)
                                                              ------------          ------------
INVESTING ACTIVITIES
  Insured student loans purchased . .                           (2,203,282)           (1,802,323)
  Reduction of insured student loans purchased:
    Installment payments  . . . . . .                              496,168               774,947
    Claims and resales  . . . . . . .                              238,879               305,883
    Proceeds from securitization of student loans                2,575,000             1,506,750
  Participations purchased  . . . . .                              (80,404)                   --
  Participation repayments  . . . . .                               60,291                    --
  Warehousing advances made . . . . .                             (213,351)             (488,109)
  Warehousing advance repayments  . .                              266,110               444,202
  Academic facilities financings made                              (90,383)              (82,676)
  Academic facilities financings reductions                         33,073               123,853
  Investments purchased . . . . . . .                           (3,360,492)           (3,836,015)
  Proceeds from sale or maturity of investments                  5,046,689             3,169,733
                                                              ------------          ------------
Net cash provided by (used in) investing activities              2,768,298               116,245
                                                              ------------          ------------
FINANCING ACTIVITIES
  Short-term borrowings issued  . . .                          166,556,935            76,856,513
  Short-term borrowings repaid  . . .                         (169,478,105)          (72,429,577)
  Long-term notes issued  . . . . . .                            1,137,556               854,598
  Long-term notes repaid  . . . . . .                           (3,024,320)           (4,935,010)
  Common stock issued . . . . . . . .                               25,921                 1,343
  Common stock repurchased  . . . . .                             (329,994)              (79,495)
  Dividends paid  . . . . . . . . . .                              (22,623)              (21,985)
                                                              ------------          ------------
Net cash provided by (used in) financing activities             (5,134,630)              246,387
                                                              ------------          ------------
Net increase (decrease) in cash and cash equivalents            (2,131,322)              173,992
Cash and cash equivalents at beginning of period                 2,223,439               311,533
                                                              ------------          ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD  . . . . . . . . .                         $     92,117          $    485,525
                                                              ============          ============



         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            SLM HOLDING CORPORATION

                             (DOLLARS IN THOUSANDS)


                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                          ---------------------------------------
                                                                 1997                1996
                                                          ------------------   ------------------
                                                              (UNAUDITED)         (UNAUDITED)
OPERATING ACTIVITIES
  Net income  . . . . . . . . . . . . . . . . . . . . . .     $    375,247        $    299,102
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    (Increase) decrease in accrued interest receivable             117,836             100,666
    Increase (decrease) in accrued interest payable                (38,453)           (143,941)
    (Increase) in other  assets . . . . . . . . . . . . .         (159,574)           (175,076)
    Increase in other liabilities . . . . . . . . . . . .          159,183            (114,073)
                                                              ------------        ------------
  Total adjustments . . . . . . . . . . . . . . . . . . .           78,992            (332,424)
                                                              ------------        ------------
Net cash provided by (used in) operating activities                454,239             (33,322)
                                                              ------------        ------------
INVESTING ACTIVITIES
  Insured student loans purchased . . . . . . . . . . . .       (5,756,529)         (6,442,279)
  Reduction of insured student loans purchased:
    Installment payments  . . . . . . . . . . . . . . . .        1,627,343           2,442,179
    Claims and resales  . . . . . . . . . . . . . . . . .          854,518             946,838
    Proceeds from securitization of student loans . . . .        7,120,650           4,521,780
  Participations purchased  . . . . . . . . . . . . . . .         (670,840)                 --
  Participation repayments  . . . . . . . . . . . . . . .          177,452                  --
  Warehousing advances made . . . . . . . . . . . . . . .         (499,208)         (1,222,919)
  Warehousing advance repayments  . . . . . . . . . . . .          846,274           2,072,288
  Academic facilities financings made . . . . . . . . . .         (144,103)           (384,245)
  Academic facilities financings reductions . . . . . . .          205,643             181,219
  Investments purchased . . . . . . . . . . . . . . . . .      (12,708,312)        (12,170,044)
  Proceeds from sale or maturity of  investments                13,453,113          11,928,323
                                                              ------------        ------------
Net cash provided by (used in) investing activities              4,506,001           1,873,140
                                                              ------------        ------------
FINANCING ACTIVITIES
  Short-term borrowings issued  . . . . . . . . . . . . .      542,486,582         178,617,457
  Short-term borrowings repaid  . . . . . . . . . . . . .     (539,955,481)       (174,086,159)
  Long-term notes issued  . . . . . . . . . . . . . . . .        3,397,681           4,524,847
  Long-term notes repaid  . . . . . . . . . . . . . . . .      (10,521,688)        (11,333,888)
  Common stock issued . . . . . . . . . . . . . . . . . .           54,231              19,181
  Common stock repurchased  . . . . . . . . . . . . . . .         (531,090)           (281,437)
  Dividends paid  . . . . . . . . . . . . . . . . . . . .          (69,245)            (67,214)
                                                              ------------        ------------
Net cash provided by (used in) financing activities . . .       (5,139,010)         (2,607,213)
                                                              ------------        ------------
Net increase (decrease) in cash and cash equivalents. . .         (178,770)           (767,395)
Cash and cash equivalents at beginning of period. . . . .          270,887           1,252,920
                                                              ------------        ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD  . . . . . . . . . . . . . . . . . . .     $     92,117        $    485,525
                                                              ============        ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            SLM HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (INFORMATION AT SEPTEMBER 30, 1997 AND FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 1997 AND 1996 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  ORGANIZATION AND PRIVATIZATION

  On September 30, 1996, President Clinton signed into law the Student Loan Marketing Association Reorganization Act of 1996, Pub. L. 104-208 (the "Privatization Act"), authorizing the restructuring of the Student Loan Marketing Association, a government-sponsored enterprise (the "GSE"), as a fully private, state-chartered corporation. On August 7, 1997, pursuant to the Privatization Act and an Agreement and Plan of Reorganization dated April 7, 1997 (the "Reorganization") the GSE was reorganized into a wholly owned subsidiary of SLM Holding Corporation ("SLM Holding" or the "Company"), a Delaware corporation. Under the terms of this Reorganization, each outstanding share of GSE common stock was converted into one share of SLM Holding common stock. In addition, the GSE will transfer certain assets, including stock in certain subsidiaries, to SLM Holding or one of its non-GSE subsidiaries. The Reorganization is being accounted for at historical cost similar to a pooling of interests and therefore all prior period financial statements and related disclosures presented have been restated as if the Reorganization took place at the beginning of such periods. Operations performed outside the GSE after the Reorganization will be subject to state and local taxes.

  The GSE was chartered by Congress to provide liquidity for originators of student loans made under federally sponsored student loan programs and otherwise to support the credit needs of students and educational institutions. The GSE's charter is subject to legislative change from time to time. The GSE is predominantly engaged in the purchase of student loans insured under federally sponsored programs. The GSE also makes secured loans (warehousing advances) to providers of education credit, and provides financing to educational institutions for their physical plant and equipment (academic facilities financings).

PRIVATIZATION

  Under the terms of the Privatization Act, the GSE may continue to issue debt in the government agency market to finance student loans and other permissible asset acquisitions, although the maturity date of such issuances generally may not extend beyond September 30, 2008, the date by which the GSE must dissolve. At September 30, 1997 and December 31, 1996, the GSE had $378 million and $372 million, respectively, in carrying value of outstanding debt with maturities after September 30, 2008. Any debt remaining outstanding on the dissolution date will be transferred into a defeasance trust.

  As required under the Privatization Act, after the Reorganization, SLM Holding paid $5 million to the District of Columbia Financial Responsibility and Management Assistance Authority (the "D.C. Financial Control Board") for use of the name "Sallie Mae." In addition, SLM Holding issued to the D.C. Financial Control Board warrants to purchase 555,015 shares of SLM Holding Common Stock at $72.43 per share.

  Beginning in fiscal 1997 and until the GSE is dissolved, the GSE also must reimburse the U.S. Treasury Department up to $800,000 annually (subject to adjustment based on the Consumer Price Index) for its reasonable costs and expenses of carrying out its supervisory duties under the Privatization Act.

2.  SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATION

  Certain prior year amounts in the Consolidated Statements of Income for the three and nine months ended September 30, 1996 have been reclassified to conform with the 1996 year-end presentation.

BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements of SLM Holding have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results for the year ending December 31, 1997.

  Earnings per common share are computed based on net income divided by the weighted average common and common equivalent shares outstanding for the period. Average common and common equivalent shares outstanding for the three and nine months ended September 30, 1997 and the three and nine months ended September 30, 1996 totaled 52,112,187; 52,910,889; 55,215,411; and 56,256,511, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  During 1997, the Company adopted the requirements of Statement of Financial Accounting Standards ("FAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes the accounting for certain financial asset transfers, including securitization transactions. The effect of implementing this standard was not material on the Company's financial statements. Management also believes that this standard will not have a material effect on the financial statements in the future.

  In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings Per Share," which is required to be adopted for years ending on or after December 15, 1997. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The adoption is expected to have no material impact on the Company's reported earnings per share.

  In June 1997, the Financial Accounting Standards Board FAS No. 130, "Reporting Comprehensive Income", which is effective for periods after December 15, 1997. FAS 130 establishes standards for reporting and displaying of comprehensive income in a full set of general purpose financial statements. The Company is currently evaluating the effect of this pronouncement on its financial statement presentation and disclosure.

3.  STUDENT LOANS

  The following table summarizes the reserves that the Company has recorded for estimated losses due to risk-sharing, unpaid guarantee claims on federally guaranteed student loans and defaults on privately insured loans.


                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,                         SEPTEMBER 30,
                                           ------------------------------------  -----------------------------------
                                                 1997               1996               1997               1996
                                           -----------------  -----------------  -----------------  ----------------
BALANCE AT BEGINNING OF PERIOD  . . . . .       $82,463            $64,265            $84,063           $ 60,337
Additions
  Provisions for loan losses  . . . . . .        12,767              3,705             18,750             12,872
  Recoveries  . . . . . . . . . . . . . .         1,091              1,996              5,561              5,735
Deductions
  Reductions for sales of student loans          (3,146)              (803)            (7,474)            (2,404)
  Losses on loans . . . . . . . . . . . .        (3,084)            (3,352)           (10,809)           (10,729)
                                                -------            -------            -------           --------
BALANCE AT END OF PERIOD  . . . . . . . .       $90,091            $65,811            $90,091           $ 65,811
                                                =======            =======            =======           ========


4.  STUDENT LOAN SECURITIZATION

  For the three and nine months ended September 30, 1997 and the three and nine months ended September 30, 1996, SLM Funding Corporation, a wholly-owned special purpose finance subsidiary, purchased from the GSE and sold $7.1 billion, $2.6 billion, $4.5 billion and $1.5 billion, respectively, of student loans to trusts which issued floating rate student loan asset-backed securities in underwritten public offerings. At September 30, 1997 and December 31, 1996, securitized student loans outstanding totaled $12.1 billion and $6.3 billion, respectively.

  On July 23, 1997, the U.S. Department of Education (the "DOE") decided that the 30 basis point annual offset fee which the GSE is required to pay on student loans which it owns does not apply to student loans that the GSE has securitized. The DOE had been under a court order since January 10, 1997 to announce its final position on the application of the offset fee on securitized loans by July 31, 1997. The GSE initially filed suit in the U.S. District Court for the District of Columbia in April 1995 challenging the Secretary of Education's attempt to apply the offset fee to securitized loans. The GSE prevailed, and the Court of Appeals ruled that the fee applies only to loans that the GSE owns and remanded the case to the District Court with instructions to remand the matter to the Secretary of Education. In addition, the Court of Appeals upheld the constitutionality of the offset fee, which applies annually with respect to the principal amount of student loans that the GSE holds on balance sheet and that were acquired on or after August 10, 1993.

  Based upon the DOE'S final decision and the favorable Court ruling in this matter, the contingent gain of approximately $97 million pre-tax that had been held in reserve pending the final outcome of the case was removed and recognized in income in the third quarter. All future securitization gains will be calculated without consideration of the offset fee.

5.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                         1997
                                                          ------------------------------------
                                                            FIRST        SECOND        THIRD
                                                           QUARTER      QUARTER       QUARTER
                                                          --------     --------       --------
Net interest income . . . . . . . . . . . . . . . .       $199,026     $207,461       $170,342
Other income  . . . . . . . . . . . . . . . . . . .         75,940       78,055        222,174
Operating expenses  . . . . . . . . . . . . . . . .        101,559      115,283        172,945
Federal income taxes  . . . . . . . . . . . . . . .         54,570       51,069         72,040
Minority interest in net earnings of subsidiary              2,674        2,673          2,674
                                                          --------     --------       --------
Income before premiums on debt extinguished . . , ,        116,163      116,491        144,857
Premiums on debt extinguished, net of tax . . . . .             --           --         (2,264)
                                                          --------     --------       --------
Net income  . . . . . . . . . . . . . . . . . . . .       $116,163     $116,491       $142,593
                                                          ========     ========       ========
Earnings per common share before premiums on debt
  extinguished  . . . . . . . . . . . . . . . . . .       $   2.17     $   2.20       $   2.78
                                                          ========     ========       ========
Earnings per common share . . . . . . . . . . . . .       $   2.17     $   2.20       $   2.74
                                                          ========     ========       ========

                                                                   1996
                                                          ---------------------
                                                            FIRST        SECOND
                                                           QUARTER      QUARTER
                                                          --------     --------
Net interest income . . . . . . . . . . . . . . . .       $232,679     $219,561
Other income  . . . . . . . . . . . . . . . . . . .         21,754       27,899
Operating expenses. . . . . . . . . . . . . . . . .         98,773      100,145
Federal income taxes. . . . . . . . . . . . . . . .         47,968       44,340
Minority interest in net earnings of subsidiary . .          2,673        2,674
                                                          --------     --------
Income before premiums on debt extinguished . . . .        105,019      100,301
Premiums on debt extinguished, net of tax . . . . .         (4,792)          --
                                                          --------     --------
Net income. . . . . . . . . . . . . . . . . . . . .       $100,227     $100,301
                                                          ========     ========
Earnings per common share before premiums on debt
  extinguished. . . . . . . . . . . . . . . . . . .       $   1.82     $   1.79
                                                          ========     ========

Earnings per common share . . . . . . . . . . . . .       $   1.74     $   1.79
                                                          ========     ========

                                                                    1996
                                                          ---------------------
                                                            THIRD        FOURTH
                                                           QUARTER      QUARTER
                                                          --------     --------
Net interest income . . . . . . . . . . . . . . . .       $208,988     $205,208
Other income  . . . . . . . . . . . . . . . . . . .         35,211       62,052
Operating expenses  . . . . . . . . . . . . . . . .        100,075      106,659
Federal income taxes  . . . . . . . . . . . . . . .         42,877       48,313
Minority interest in net earnings of subsidiary . .          2,673        2,674
                                                          --------     --------
Income before premiums on debt extinguished . . . .         98,574      109,614
Premiums on debt extinguished, net of tax . . . . .             --           --
                                                          --------     --------
Net income  . . . . . . . . . . . . . . . . . . . .       $ 98,574     $109,614
                                                          ========     ========
Earnings per common share before premiums on debt
  extinguished  . . . . . . . . . . . . . . . . . .       $   1.79     $   2.01
                                                          ========     ========
Earnings per common share . . . . . . . . . . . . .       $   1.79     $   2.01
                                                          ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  ON AUGUST 7, 1997 PURSUANT TO THE STUDENT LOAN MARKETING ASSOCIATION REORGANIZATION ACT OF 1996 (THE "PRIVATIZATION ACT") AND AN AGREEMENT AND PLAN OF REORGANIZATION (THE "REORGANIZATION"), DATED AS OF APRIL 7, 1997, THE STUDENT LOAN MARKETING ASSOCIATION (THE "GSE") WAS REORGANIZED INTO A
WHOLLY OWNED SUBSIDIARY OF SLM HOLDING CORPORATION ("SLM HOLDING" OR THE "COMPANY"). UNDER THE TERMS OF THE REORGANIZATION,THE GSE WILL TRANSFER CERTAIN ASSETS, INCLUDING STOCK IN CERTAIN SUBSIDIARIES, TO SLM HOLDING OR ONE OF ITS NON-GSE SUBSIDIARIES. THIS TRANSFER OF THE SUBSIDIARIES AND ASSETS AND THE RELATED EXCHANGE OF STOCK IS BEING ACCOUNTED FOR AT HISTORICAL COST SIMILAR TO A POOLING OF INTERESTS AND THEREFORE ALL PRIOR PERIOD FINANCIAL STATEMENTS AND RELATED DISCLOSURES PRESENTED HAVE BEEN RESTATED AS IF THE REORGANIZATION TOOK PLACE AT THE BEGINNING OF SUCH PERIODS.

  Set forth below is Management's Discussion and Analysis of Financial Conditions and Results of Operations of SLM Holding for the three and nine months ended September 30, 1997 and 1996. These discussions include complementary information and are intended to be read together. All dollar amounts are in millions, except per share amounts.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
SELECTED FINANCIAL DATA
CONDENSED STATEMENTS OF INCOME

                                                              THREE MONTHS ENDED                     INCREASE
                                                                SEPTEMBER 30,                       (DECREASE)
                                                      ---------------------------------  -------------------------------
                                                            1997             1996               $                %
                                                      ----------------  ---------------  ---------------  ---------------
    Net interest income . . . . . . . . . . . . . . .      $  170            $ 209            $ (39)            (18)%
    Other operating income  . . . . . . . . . . . . .         223               36              187             531
    Operating expenses  . . . . . . . . . . . . . . .         173              100               73              73
    Federal income taxes  . . . . . . . . . . . . . .          72               43               29              68
    Minority interest in net earnings of subsidiary             3                3               --              --
                                                           ------            -----            -----            ----
    Income before premiums on debt extinguished . . .         145               99               46              47
    Premiums on debt extinguished, net of tax . . . .          (2)               -               (2)           (100)
                                                           ------            -----            -----            ----
    NET INCOME  . . . . . . . . . . . . . . . . . . .      $  143            $  99            $  44              45%
                                                           ======            =====            =====            ====
    EARNINGS PER COMMON SHARE . . . . . . . . . . . .      $ 2.74            $1.79            $ .95              53%
                                                           ======            =====            =====            ====
    Dividends per common share  . . . . . . . . . . .      $  .44            $ .40            $ .04              10%
                                                           ======            =====            =====            ====
    CORE EARNINGS . . . . . . . . . . . . . . . . . .      $  138            $  95            $  43              46%
                                                           ======            =====            =====            ====


                                                               NINE MONTHS ENDED                     INCREASE
                                                                 SEPTEMBER 30,                      (DECREASE)
                                                        -------------------------------  -------------------------------
                                                             1997             1996              $                %
                                                        --------------  ---------------  ---------------  --------------
     Net interest income . . . . . . . . . . . . . . .      $  577           $ 661            $ (84)            (13)%
     Other operating income  . . . . . . . . . . . . .         376              85              291             343
     Operating expenses  . . . . . . . . . . . . . . .         390             299               91              30
     Federal income taxes  . . . . . . . . . . . . . .         178             135               43              31
     Minority interest in net earnings of subsidiary             8               8              ---             ---
                                                            ------           -----            -----            ----
     Income before premiums on debt extinguished               377             304               73              24
     Premiums on debt extinguished, net of tax                  (2)             (5)               3             (53)
                                                            -------          -----            -----            ----
     NET INCOME  . . . . . . . . . . . . . . . . . . .      $  375           $ 299            $  76              25%
                                                            ======           =====            =====            ====
     EARNINGS PER COMMON SHARE . . . . . . . . . . . .      $ 7.09           $5.32            $1.77              33%
                                                            ======           =====            =====            ====
     Dividends per common share  . . . . . . . . . . .      $ 1.32           $1.20            $ .12              10%
                                                            ======           =====            =====            ====
     CORE EARNINGS . . . . . . . . . . . . . . . . . .      $  362           $ 276            $  86              31%
                                                            ======           =====            =====            ====

CONDENSED BALANCE SHEETS

                                                                                          INCREASE (DECREASE)
                                                    SEPTEMBER         DECEMBER    -------------------------------
                                                     30, 1997         31, 1996            $                 %
                                                    ---------         ----------  ---------------  --------------
    ASSETS
    Student loans . . . . . . . . . . . . . . . .      $30,401        $33,754        $ (3,353)            (10)%
    Warehousing advances  . . . . . . . . . . . .        2,442          2,790            (348)            (12)
    Academic facilities financings  . . . . . . .        1,416          1,473             (57)             (4)
    Cash and investments  . . . . . . . . . . . .        6,792          7,706            (914)            (12)
    Other assets  . . . . . . . . . . . . . . . .        1,967          1,907              60               3
                                                       -------        -------        --------             ----
    Total assets  . . . . . . . . . . . . . . . .      $43,018        $47,630        $ (4,612)            (10)%
                                                       =======        =======        =========            ====
    LIABILITIES AND STOCKHOLDERS' EQUITY
    Short-term borrowings . . . . . . . . . . . .      $23,989        $22,518          $1,471               7%
    Long-term notes . . . . . . . . . . . . . . .       16,542         22,606          (6,064)            (27)
    Other liabilities . . . . . . . . . . . . . .        1,586          1,458             128               9
                                                       -------        -------        ---------            ----
    Total liabilities . . . . . . . . . . . . . .       42,117         46,582          (4,465)             10
                                                       -------        -------        ---------            ----
    Minority interest in subsidiary . . . . . . .          214            214             ---             ---

    Stockholders' equity before treasury stock             962          1,371            (409)            (30)
    Common stock held in treasury at cost . . . .          275            537            (262)            (49)
                                                       -------        -------        ---------            ----
    Total stockholders' equity  . . . . . . . . .          687            834            (147)            (18)
                                                       -------        -------        ---------            ----
    Total liabilities and stockholders' equity         $43,018        $47,630        $ (4,612)            (10)%
                                                       =======        =======        =========            ====

  The following Management's Discussion and Analysis contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used herein, the words "anticipate," "believe," "estimate" and "expect" and similar expressions, as they relate to the Company's management, are intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Such factors include, among others, changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in such laws and regulations, changes in the demand for educational financing or in financing preferences of educational institutions, students and their families, and changes in the general interest rate environment and in the securitization markets for student loans. The Company does not intend to update these forward-looking statements prior to its next filing with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

  The Company's net income was $143 million ($2.74 per common share) for the three months ended September 30, 1997 compared to $99 million ($1.79 per common share) for the three months ended September 30, 1996. For the nine months ended September 30, 1997, net income was $375 million ($7.09 per common share), compared to $299 million ($5.32 per common share) for the nine months ended September 30, 1996. Included in net income for the three and nine months ended September 30, 1997 was the reversal of a pre-tax $97 million reserve for offset fees on Sallie Mae's securitized student loans resulting from the United States Department of Education's ("DOE") determination that the 30 basis point offset fee does not apply to securitized student loans. (See Note 4 to the Company's financial statements.) In the consolidated statements of income, $94 million of the reserve reversal is included in the gain on sale of student loans and $3 million is included in servicing and securitization revenue.

  During the third quarter of 1997, the Company recognized charges of $85 million for expenses and asset writedowns in connection with the reorganization of the Company to a privatized entity and to the change in business strategies being implemented by the new management. The charges specifically related to the following: the write-off of certain intangible assets and hedge losses ($24 million), severance costs as a result of staff reductions ($20 million), privatization costs ($17 million), the write-down of various non-student loan assets ($8 million), costs associated with the consolidation of staff located in the metropolitan Washington, D.C. area ($8 million), increases in reserves for privately insured student loans ($5 million) and costs associated with the proxy contest ($3 million). The net effect of the reserve reversal and charges added $4 million ($0.07 per share) to net income in the third quarter.

  The net income growth, exclusive of the reserve reversal and charges discussed above, for the three months ended September 30, 1997 over the year ago period was primarily a result of higher student loan securitization gains of $35 million and a 12 percent growth in average managed student loan assets, resulting mainly in increased servicing and securitization revenue of $18 million. Earnings per common share was further enhanced by repurchases of 2.3 million common shares (4 percent of the shares outstanding) during the three months ended September 30, 1997, lowering shares outstanding to 50.5 million at September 30, 1997.

    The net income increase of $76 million (25 percent) in the first nine months of 1997 was primarily a result of, on an after-tax basis, an increase in student loan securitization gains of $128 million, of which $63 million was related to the reversal of the reserve for offset fees, the growth in managed student loan assets resulting mainly in increased servicing and securitization revenue of $45 million, increased net interest earned on participations of $12 million and increased revenue from the amortization of student loan floor contracts of $8 million. These positive factors were somewhat offset by the reorganization charges of $59 million discussed above, a decrease in net interest earned of $24 million on student loans as loans were securitized, increased operating expenses of $17 million, the increase in Omnibus Budget Reconciliation Act ("OBRA") fees of $10 million discussed in detail below and a decrease in student loan floor revenues of $9 million. Earnings per common share was further enhanced by repurchases of 4.1 million shares (8 percent of shares outstanding) during the first nine months of 1997.

   OBRA imposed legislated fees and risk-sharing on the GSE and other participants in the Federal Family Education Loan Program ("FFELP"), including an offset fee applicable only to the GSE, consolidation loan rebate fees and risk-sharing on defaulted loans applicable to all FFELP participants. The impact of these fees and reserves for risk-sharing on the Company's on-balance sheet portfolio of student loans reduced net income by $19 million and $15 million for the three months ended September 30, 1997 and 1996, respectively, and by $55 million and $45 million for the first nine months of 1997 and 1996, respectively. In addition to these fees, OBRA also imposed other yield reductions on all FFELP participants, principally loan origination fees paid to the federal government and reduced Special Allowance Payments ("SAP," which is described below) during the period when a borrower is not in an active repayment status. The Company effectively shares the impact of these costs through the pricing of loan portfolios it purchases in the secondary market. Management believes the spreads earned on the Company's portfolio of student loans will continue to be adversely affected as a result of these changes to the FFELP program for the next several years as older loans in its portfolio, which were not affected by OBRA, amortize and are replaced by more recently originated loans which are affected by OBRA. As of September 30, 1997 and 1996, 68% and 61% of on-balance sheet student loans were subject to OBRA fees.

CORE EARNINGS AND CORE STUDENT LOAN SPREAD

   Important measures of the Company's operating performance are core earnings and the core student loan spread. Core earnings is defined as the Company's net income less the after-tax effect of floor revenues and other one-time charges. Management believes that these measures, which are not measures under generally accepted accounting principles ("GAAP"), are important because they depict the Company's earnings before the effects of floor revenues, which are largely outside of the Company's control. Management believes that core earnings as defined, while not necessarily comparable to other companies' use of similar terminology, provide for meaningful period to period comparisons as a basis for analyzing trends in the Company's core student loan operations.

   The following table analyzes the earning spreads on student loans for the three and nine months ended September 30, 1997 and 1996. The line captioned "Adjusted Student Loan Yields" reflects contractual yields adjusted for premiums paid to purchase loan portfolios and the estimated costs of borrower benefits. The Company, as the servicer of student loans that the GSE securitizes, will continue to earn fee revenues over the life of the securitized student loan portfolios. The off-balance sheet information presented in the table that follows analyzes the on-going fee revenues associated with the securitized portfolios of student loans.

STUDENT LOAN SPREAD ANALYSIS

                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                              --------------------------------         ---------------------------
                                                  1997                1996                 1997           1996
                                              ------------        ------------         -----------     -----------

ON-BALANCE SHEET
Adjusted student loan yields..............        7.82%               8.04%               7.84%           7.98%
Amortization of floor contracts...........         .10                 .07                 .11             .06
Floor revenues............................         .09                 .07                 .09             .14
Direct OBRA Costs.........................        (.36)               (.28)               (.35)           (.28)
                                               -------             -------             -------         -------
Student loan income.......................        7.65                7.90                7.69            7.90
Cost of funds.............................       (5.52)              (5.56)              (5.52)          (5.51)
                                               -------             -------             -------         -------
Student loan spread.......................        2.13%               2.34%               2.17%           2.39%
                                               =======             =======             =======         =======
Core student loan spread..................        2.04%               2.27%               2.08%           2.25%
                                               =======             =======             =======         =======
OFF-BALANCE SHEET
Servicing and securitization revenue......        1.70%               1.15%               1.64%           1.24%
                                               =======             =======             =======         =======
AVERAGE BALANCES (IN MILLIONS OF  DOLLARS)
Student loans, including participations ..     $31,467             $32,543             $32,681         $33,304
Securitized loans.........................      10,383               4,984               8,312           3,245
                                               -------             -------             -------         -------
Managed student loans ....................     $41,850             $37,527             $40,993         $36,549
                                               =======             =======             =======         =======

  The decrease in the core student loan spread in the three and nine months ended September 30, 1997 versus the corresponding periods in the prior year was due principally to higher OBRA fees, the effect of student loan participations, which contractually yield a lower rate than the underlying student loans (discussed below), and increased student loan reserves, offset by the increased revenues from the amortization of upfront payments received from student loan floor contracts. In addition, the student loan spread was reduced further by the decrease in student loan floor revenues.

STUDENT LOAN FLOOR REVENUES

  As of September 30, 1997, approximately $34 billion of the Company's managed student loans were eligible to earn floors ($15 billion with fixed borrower interest rates and $19 billion with variable borrower interest rates that reset annually). During 1996, the Company entered into contracts with third parties related to $13 billion of such loans under which it agreed to pay the future floor revenues received in exchange for upfront payments ("floor revenue contracts"). These upfront payments are being amortized to student loan income over the average life of these contracts, which is approximately 2 years. During the third quarter the average notional amount of these contracts was $8 billion and $7 billion remained outstanding at September 30, 1997. (See discussion of floor revenue contracts below).

  Based on interest rates during the third quarter, $4 billion of the remaining $26 billion of loans eligible earned pre-tax floor revenues of $7 million (net of $5 million in payments under the floor revenue contracts) and $6 million (net of $2 million in payments under the floor revenue contracts) in the three months ended September 30, 1997 and 1996, respectively, as the average bond equivalent 91-day Treasury Bill rate was 5.20 percent and 5.27 percent for those periods, respectively. For the nine months ended September 30, 1997 and 1996, the Company earned floor revenues of $21 million (net of $15 million in payments under the floor revenue contracts) and $35 million (net of $6 million in payments under the floor revenue contracts), respectively, as the average bond equivalent 91-day Treasury Bill rate was 5.20 percent and 5.17 percent, respectively.

  Floor Revenue Contracts

  During the three months ended September 30, 1997 and 1996, the amortization of the upfront payments received under floor revenue contracts where the underlying student loans earned interest at fixed rates ("fixed rate floors") contributed $8 million and $6 million, respectively, pre-tax to core earnings. For the nine months ended September 30, 1997 and 1996, the amortization of the upfront payments received under fixed rate floor revenue contracts contributed $26 million and $14 million, respectively, pre-tax to core earnings. The amortization of these payments is not dependent on future interest rate levels, and therefore is included in core earnings. In addition, for the nine months ended September 30, 1997, the Company earned $3 million on floor revenue contracts with terms tied to student loans whose interest rates reset annually ("variable rate floors"). The floor revenue from these contracts is dependent on future interest rates, and this amortization is therefore considered floor revenue and excluded from core net income.

SECURITIZATION

  During each of the three month periods ended September 30, 1997 and 1996, the Company completed one securitization transaction in which a total of $2.5 billion and $1.5 billion, respectively, of student loans were sold to a special purpose finance subsidiary and by the subsidiary to trusts that issued asset-backed securities to fund the student loans to term. In each of the first nine months of 1997 and 1996, the Company completed three securitization transactions in which a total of $7.0 billion and $4.5 billion, respectively, of student loans were sold by the Company. When loans are securitized a gain on sale is recorded that is equal to the present value of the expected net cash flows from the trust to the Company over the life of the portfolio. The Company recorded pre-tax securitization gains (exclusive of the $94 million one-time gain associated with the successful outcome of the offset fee litigation) in the three months ended September 30, 1997 and 1996 of $66 million and $12 million, respectively. Total gains recorded in the nine months ended September 30, 1997 and 1996 were $131 million and $31 million, respectively. The increase in the gains in the three and nine months ended September 30, 1997 was mainly due to the increase in the size of the portfolios securitized. Also, gains as a percentage of the securitized portfolios increased due mainly to the higher average borrower indebtedness and the longer average life of the portfolios of loans securitized in 1997 versus 1996. In addition, the gain for the third quarter of 1997 was calculated without the negative effect of the 30 basis point offset fee which was included in the calculation of the 1996 third quarter gain. Gains on future securitizations will continue to vary depending on the size and the loan characteristics of the portfolios securitized and the spreads prevailing in the securitization debt markets.

NET INTEREST INCOME

  To compare nontaxable asset yields to taxable yields on a similar basis, the amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal corporate tax rate of 35 percent.


                                                     THREE MONTHS ENDED                         INCREASE
                                                       SEPTEMBER 30,                           (DECREASE)
                                            ---------------------------------     ----------------------------------

                                                  1997                1996                $                   %
                                            ---------------    ---------------    ----------------   ---------------
 Interest income
   Student loans ..........................      $ 607              $ 646               $(39)                (6)%
   Warehousing advances  ..................         36                 46                (10)               (20)
   Academic facilities financings..........         24                 26                 (2)               (10)
   Investments ............................        145                137                  8                  6
   Taxable equivalent adjustment...........          9                  9                  -                  1
                                                 -----               ----                ---                ---
 Total taxable equivalent interest
   income .................................        821                864                (43)                (5)
 Interest expense .........................        641                646                 (5)                (1)
                                                 -----              -----               ----               ----
 Taxable equivalent net interest
   income .................................      $ 180              $ 218               $(38)               (18)%
                                                 =====              =====               ====               ====

                                                     NINE MONTHS ENDED                          INCREASE
                                                       SEPTEMBER 30,                           (DECREASE)
                                            ---------------------------------     -----------------------------------
                                                  1997               1996                 $                  %
                                            ---------------    ---------------    ---------------    ----------------
 Interest income
   Student loans ..........................     $ 1,881            $ 1,969             $ (88)                (5)%
   Warehousing advances  ..................         115                153               (38)               (25)
   Academic facilities financings                    71                 75                (4)                (5)
   Investments ............................         457                406                51                 12
   Taxable equivalent adjustment ..........          27                 26                 1                  6
                                                -------            -------             -----                ---
 Total taxable equivalent interest income..       2,551              2,629               (78)                (3)
 Interest expense..........................       1,947              1,942                 5                  -
                                                -------            -------             -----                ---
 Taxable equivalent net interest income....     $   604            $   687             $ (83)               (12)%
                                                =======            =======             =====                ===

  Taxable equivalent net interest income for the three months ended September 30, 1997 declined by $38 million from the three months ended September 30, 1996. This decline was due to the increase in loans subject to OBRA fees, which reduced taxable equivalent net interest income by $25 million, the writeoff of $13 million of deferred hedge losses, lower student loan floor revenues, decreased spreads on student loans and a decrease in average student loan assets as loans were securitized. The decreases were partially offset by the $2 million increase in revenue from the amortization of upfront payments received from student loan floor contracts for the three months ended September 30, 1997 over the same year-ago period and increased earnings from student loan participations. The decrease in interest income from warehousing advances is due to the decrease in the average balance of those assets and the increase in interest income from investments is due principally to the increase in the average balance of those assets. See "-- Rate/Volume Analysis."

  Taxable equivalent net interest income for the nine months ended September 30, 1997 declined by $83 million from the nine months ended September 30, 1996. This decline was due to the increase in loans subject to OBRA fees, which reduced taxable equivalent net income by $16 million for the nine months ended September 30, 1997 versus the same period in 1996. Other factors contributing to the declines were the writeoff of the deferred hedge losses, lower student loan floor revenues, decreased spreads on student loans and a decrease in average student loan assets as loans were securitized. The decreases were partially offset by increased revenue of $12 million from the amortization of upfront payments received from student loan floor contracts for the nine months ended September 30, 1997 over the same year-ago period and increased earnings from student loan participations. The decrease in interest income from warehousing advances is due to the decrease in the average balance of those assets and the increase in interest income from investments is due principally to the increase in the average balance of those assets. See "-- Rate/Volume Analysis."


ALLOWANCE FOR STUDENT LOANS LOSSES

  The allowance for student loan losses is the periodic expense of maintaining an adequate allowance at the amount estimated to be sufficient to absorb possible future losses, net of recoveries, inherent in the existing on-balance sheet student loan portfolio. In evaluating the adequacy of the allowance for loan losses the Company takes into consideration several factors, including trends in claims rejected for payment by guarantors, default rate trends on privately insured loans and the amount of FFELP loans subject to 2 percent risk-sharing. To recognize these potential losses on student loans, the Company maintained a reserve of $90 million and $66 million at September 30, 1997 and 1996, respectively. In the three and nine months ended September 30, 1997, the Company increased this reserve by $20 million and $30 million, respectively, due mainly to the growth and increased default rates in the privately insured loan portfolio and to the increase in federally insured student loans subject to risk-sharing. These increases were partially offset by decreases in the allowance of $7 million and $11 million for the respective periods resulting from improved experience in recovering unpaid guarantees on defaulted student loans. Once a student loan is charged off as a result of an unpaid claim, it is the Company's policy to continue to pursue the recovery of principal and interest.

  Management believes that the allowance for student loan losses is adequate to cover anticipated losses in the on-balance sheet student loan portfolio. This evaluation is inherently subjective, however, as it requires material estimates that may be susceptible to significant changes.

AVERAGE BALANCE SHEETS

  The following table reflects the rates earned on earning assets and paid on liabilities for the three and nine months ended September 30, 1997 and 1996. Managed net interest margin includes net interest income plus gains on securitization sales and servicing and securitization income divided by average managed assets.


                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------------------------------------------
                                                               1997                                 1996
                                                  --------------------------------    --------------------------------
                                                       BALANCE            RATE             BALANCE            RATE
                                                  --------------    --------------    --------------    --------------
AVERAGE ASSETS
     Student loans..........................         $ 31,467             7.65%          $ 32,543             7.90%
     Warehousing advances...................            2,400             6.02              3,012             6.05
     Academic facilities financings.........            1,436             8.27              1,575             8.40
     Investments............................            9,659             6.06              9,456             5.82
                                                     --------           ------           --------           ------
Total interest earning assets...............           44,962             7.24%            46,586             7.38%
                                                                        ======                              ======
Non-interest earning assets.................            2,107                               1,908
                                                     --------                            --------
Total assets................................         $ 47,069                            $ 48,494
                                                     ========                            ========
AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY
  Six month floating rate notes.............         $  2,804             5.43%          $  2,287             5.49%
  Other short-term borrowings...............           23,418             5.52             18,940             5.48
  Long-term notes...........................           18,552             5.92             25,016             5.61
                                                     --------           ------           --------           ------
Total interest bearing liabilities..........           44,774             5.68%            46,243             5.55%
                                                                        ======                              ======
Non-interest bearing liabilities............            1,483                               1,450
Stockholders' equity........................              812                                 801
                                                     --------                            --------
Total liabilities and stockholders' equity..         $ 47,069                            $ 48,494
                                                     ========                            ========
Net interest margin.........................                              1.58%                               1.86%
                                                                        ======                              ======
Managed net interest margin.................                              2.75%                               1.89%
                                                                        ======                              ======

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                     ------------------------------------------------------------------
                                                                  1997                                1996
                                                     -----------------------------      -------------------------------
                                                          BALANCE            RATE           BALANCE            RATE
                                                     --------------    -------------    --------------    -------------
AVERAGE ASSETS
     Student loans  . . . . . . . . . . . . . . .       $ 32,681             7.69%         $ 33,304            7.90%
     Warehousing advances . . . . . . . . . . . .          2,558             5.99             3,351            6.09
     Academic facilities financings . . . . . . .          1,440             8.38             1,479            8.46
     Investments  . . . . . . . . . . . . . . . .         10,287             6.05             9,381            5.88
                                                        --------           ------          --------           -----
Total interest earning assets . . . . . . . . . .         46,966             7.26%           47,515            7.39%
                                                                           ======                             =====
Non-interest earning assets . . . . . . . . . . .          1,991                              1,841
                                                        --------                           --------
Total assets  . . . . . . . . . . . . . . . . . .       $ 48,957                           $ 49,356
                                                        ========                           ========
AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY
  Six month floating rate notes . . . . . . . . .       $  2,902             5.45%         $  2,498            5.44%
  Other short-term borrowings . . . . . . . . . .         23,965             5.49            17,491            5.43
  Long-term notes . . . . . . . . . . . . . . . .         19,807             5.70            27,089            5.57
                                                        --------           ------          --------           -----
Total interest bearing liabilities  . . . . . . .         46,674             5.58%           47,078            5.51%
                                                                           ======                             =====
Non-interest bearing liabilities  . . . . . . . .          1,466                              1,466
Stockholders' equity  . . . . . . . . . . . . . .            817                                812
                                                        --------                           --------
Total liabilities and stockholders' equity  . . .       $ 48,957                           $ 49,356
                                                        ========                           ========
Net interest margin . . . . . . . . . . . . . . .                            1.72%                             1.93%
                                                                           ======                             =====
Managed net interest margin . . . . . . . . . . .                            2.25%                             1.97%
                                                                           ======                             =====

  The decrease in net interest margin for the three and nine months ended September 30, 1997 from the three and nine months ended September 30, 1996 is mainly due to increased OBRA fees, lower average student loan assets as loans were securitized, the writeoff of deferred hedge losses, increased student loan reserves and lower floor revenues offset by the increased revenues from the amortization of upfront payments received from student loan floor contracts. See "--Rate/Volume Analysis." The decrease in the managed net interest margin for the three and nine months ended September 30, 1997 from the three and nine months ended September 30, 1996 is due to the factors mentioned above for the net interest margin, offset by the reversal of the reserve for offset fees of $97 million, the increase in the gains from securitization, exclusive of the reserve reversal for offset fees, of $54 million and $99 million, respectively, and the increase in servicing and securitization income of $27 million and $68 million, respectively.

FUNDING COSTS

  The Company's borrowings are generally variable rate indexed principally to the 91-day Treasury bill rate. The following table summarizes the average balance of debt (by index after giving effect to the impact of interest rate swaps) for the three and nine months ended September 30, 1997 and 1996.


                                                 THREE MONTHS ENDED SEPTEMBER 30,
                            -----------------------------------------------------------------------------------
                                            1997                                          1996
                            ---------------------------------------     ---------------------------------------
                                  AVERAGE               AVERAGE               AVERAGE               AVERAGE
           INDEX                  BALANCE                 RATE                BALANCE                 RATE
-------------------------   -----------------     -----------------     -----------------     -----------------
 Treasury bill,               $      31,722               5.51%              $34,627                  5.56%
 principally 91-day . . .
 LIBOR  . . . . . . . . .             6,684               5.58                 7,178                  5.36
 Discount notes . . . . .             4,870               5.53                 3,292                  5.40
 Fixed  . . . . . . . . .               654               6.99                   682                  6.91
 Zero coupon. . . . . . .               137              11.12                   123                 11.15
 Other  . . . . . . . . .               707               5.21                   341                  4.21
                              -------------             ------               -------                ------
 Total                        $      44,774               5.68%              $46,243                  5.55%
                              =============             ======               =======                ======

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                    ---------------------------------------------------------------------

                                               1997                                   1996
                                    -----------------------------     -----------------------------------
                                      AVERAGE          AVERAGE             AVERAGE             AVERAGE
            INDEX                     BALANCE            RATE              BALANCE               RATE
 ---------------------------        ---------     ---------------     ---------------     ---------------
 Treasury bill, principally          $33,145             5.51%            $35,458                5.50%
 91-day  . . . . . . . . .
 LIBOR . . . . . . . . . .             6,471             5.48               7,998                5.38
 Discount notes  . . . . .             5,623             5.46               2,484                5.36
 Fixed . . . . . . . . . .               667             7.03                 734                6.78
 Zero coupon . . . . . . .               134            11.12                 122               11.12
 Other . . . . . . . . . .               634             5.14                 282                4.85
                                     -------          -------             -------             -------
 Total . . . . . . . . . .           $46,674             5.58%            $47,078                5.51%
                                     =======          =======             =======             =======

  In the above table, for the three months ended September 30, 1997 and 1996, spreads for Treasury bill-indexed borrowings averaged .22 percent and .24 percent, respectively, over the weighted average Treasury bill rates for the same periods and spreads for London Interbank Offered Rate ("LIBOR")-indexed borrowings averaged .25 percent and .27 percent, respectively, under the weighted average LIBOR rates.

  In the above table, for the nine months ended September 30, 1997 and 1996, spreads for Treasury bill-indexed borrowings averaged .24 percent and .25 percent, respectively, over the weighted average Treasury bill rates for the same periods and spreads for LIBOR-indexed borrowings averaged .25 percent and
 .27 percent, respectively, under the weighted average LIBOR rates.

RATE/VOLUME ANALYSIS

  The Rate/Volume Analysis below shows the relative contribution of changes in interest rates and asset volumes.

                                                                                        INCREASE
                                                                                       (DECREASE)
                                                                TAXABLE               ATTRIBUTABLE
                                                               EQUIVALENT             TO CHANGE IN
                                                                INCREASE        ----------------------------
                                                              (DECREASE)            RATE           VOLUME
                                                            --------------      -----------      -----------
THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THREE MONTHS
ENDED SEPTEMBER 30, 1996
Taxable equivalent interest income  . . . . . . . . .            $ (43)            $ (15)           $ (28)
Interest expense  . . . . . . . . . . . . . . . . . .               (5)               21              (26)
                                                                 ------            -----            ------
Taxable equivalent net interest income  . . . . . . .            $ (38)            $ (36)           $  (2)
                                                                 =====             =====            ======

                                                                                         INCREASE
                                                                                        (DECREASE)
                                                                TAXABLE                ATTRIBUTABLE
                                                              EQUIVALENT               TO CHANGE IN
                                                               INCREASE         -----------------------------
                                                              (DECREASE)            RATE            VOLUME
                                                            --------------      -----------      ------------
FIRST NINE MONTHS OF 1997 VS. FIRST NINE MONTHS OF 1996
Taxable equivalent interest income  . . . . . . . . . .          $ (78)             $ (43)           $ (35)
Interest expense  . . . . . . . . . . . . . . . . . . .              5                 34              (29)
                                                                 -----              -----            -----
Taxable equivalent net interest income  . . . . . . . .          $ (83)             $ (77)           $  (6)
                                                                 =====              =====            =====

  The $36 million decrease in taxable equivalent net interest income attributable to the change in rates for the three months ended September 30, 1997 was principally due to the $13 million write-off of deferred hedge losses in the 1997 third quarter, increased student loan reserves, exclusive of the increase in reserves for risk-sharing, of $9 million and increased OBRA costs of $6 million.

   The $77 million decrease in taxable equivalent net interest income attributable to the change in rates in the first nine months of 1997 was principally due to increased OBRA costs of $16 million, a decrease of $16 million in student loan revenue due to yield reductions in the form of lower SAP rates, the decrease of $14 million in floor revenues (net of payments under the floor contracts) in the first nine months of 1997 versus 1996, the $13 million write-off of deferred hedge losses, the impact of student loan participations on the student loan spread of $11 million, and the increase in student loan reserves, exclusive of the increase in the reserves for risk-sharing, of $5 million. Offsetting the decreases in taxable equivalent net interest income were $12 million of increased revenues from the amortization of the upfront payments received from student loan floor contracts.

OPERATING EXPENSES

  Operating expenses include general and administrative costs, costs incurred to service the Company's managed student loan portfolio and operational costs incurred in the process of acquiring student loan portfolios. Total operating expenses as a percentage of average managed student loans were 164 basis points and 106 basis points for the three months ended September 30, 1997 and 1996, respectively, and 127 basis points and 109 basis points for the nine months ended September 30, 1997 and 1996, respectively. The increases were due principally to the one-time costs of $64 million incurred in the 1997 third quarter for expenses and asset writedowns in connection with the reorganization of the Company to a privatized entity and to the change in business strategies being implemented by the new management ($49 million to corporate operating expenses and $15 million to servicing costs). Operating expenses are summarized in the following tables:


                                                              THREE MONTHS ENDED SEPTEMBER 30, 1997
                                                              -------------------------------------

                                                                              SERVICING
                                                                                 AND
                                                        CORPORATE            ACQUISITION        TOTAL
                                                     ----------------      -------------    --------------
    Salaries and employee benefits . . . . . .             $  31                 $ 41             $  72
    Occupancy and equipment  . . . . . . . . .                12                   27                39
    Professional fees . . . .  . . . . . . . .                 7                    6                13
    Advertising and promotion . . . . . . .  .                 2                   --                 2
    Office operations . . . . . . . . . . .  .                 2                    8                10
    Other . . . . . . . . . . . . . . . . .  .                25                    4                29
                                                           -----                 ----             -----
    Total internal operating expenses . . . .                 79                   86               165
    Third party servicing costs . . . . . . .                 --                    8                 8
                                                           -----                 ----             -----
    Total operating expenses. . . . . . . . .              $  79                 $ 94             $ 173
                                                           =====                 ====             =====


                                                             THREE MONTHS ENDED SEPTEMBER 30, 1996
                                                             -------------------------------------

                                                                              SERVICING
                                                                                 AND
                                                        CORPORATE            ACQUISITION        TOTAL
                                                     ----------------      -------------    ---------
    Salaries and employee benefits . . . . . .             $  17                 $ 34             $  51
    Occupancy and equipment . . . . . . . . . .                6                   14                20
    Professional fees . . . . . . . . . . . . .                4                    2                 6
    Advertising and promotion . . . . . . . . .                1                   --                 1
    Office operations . . . . . . . . . . . . .                2                    9                11
    Other . . . . . . . . . . . . . . . . . . .                2                    1                 3
                                                           -----                 ----             -----
    Total internal operating expenses . . . . .               32                   60                92
    Third party servicing costs . . . . . . . .               --                    8                 8
                                                           -----                 ----             -----
    Total operating expenses. . . . . . . . . .            $  32                 $ 68             $ 100
                                                           =====                 ====             =====



                                                          THREE MONTHS ENDED
                                                            SEPTEMBER 30,                 INCREASE/(DECREASE)
                                                   ----------------------------------    ---------------------
                                                        1997                 1996               $          %
                                                   -------------       --------------    --------   ----------
     Servicing costs . . . . . . .  . . . . . .         $  74               $ 51              $ 23         46%
     Acquisition costs . . . . . .  . . . . . .            20                 17                 3         17
                                                        -----               ----              ----        ---
     Total servicing and acquisition costs  . .         $  94               $ 68              $ 26         39%
                                                        =====               ====              ====        ===

                                                            NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                    --------------------------------------------------
                                                                            SERVICING
                                                                               AND
                                                       CORPORATE           ACQUISITION        TOTAL
                                                    ---------------      -------------    ------------
    Salaries and employee benefits. . . .                $   62              $   113           $  175
    Occupancy and equipment . . . . . . .                    21                   57               78
    Professional fees . . . . . . . . . .                    19                   14               33
    Advertising and promotion . . . . . .                     7                   --                7
    Office operations . . . . . . . . . .                     6                   21               27
    Other . . . . . . . . . . . . . . . .                    32                    9               41
                                                         ------              -------           ------
    Total internal operating expenses . .                   147                  214              361
    Third party servicing costs . . . . .                    --                   29               29
                                                         ------              -------           ------
    Total operating expenses. . . . . . .                $  147              $   243           $  390
                                                         ======              =======           ======
    Employees at end of the period. . . .                   562                4,177            4,739
                                                         ======              =======           ======

                                                            NINE MONTHS ENDED SEPTEMBER 30, 1996
                                                    --------------------------------------------------
                                                                            SERVICING
                                                                               AND
                                                       CORPORATE           ACQUISITION        TOTAL
                                                    ---------------      -------------    ------------
    Salaries and employee benefits  . . .                $   51              $   102           $  153
    Occupancy and equipment . . . . . . .                    19                   44               63
    Professional fees . . . . . . . . . .                    10                    6               16
    Advertising and promotion . . . . . .                     4                   --                4
    Office operations . . . . . . . . . .                     6                   24               30
    Other . . . . . . . . . . . . . . . .                     7                   --                7
                                                         ------              -------           ------
    Total internal operating expenses . .                    97                  176              273
    Third party servicing costs . . . . .                    --                   26               26
                                                         ------              -------           ------
    Total operating expenses  . . . . . .                $   97              $   202           $  299
                                                         ======              =======           ======
    Employees at end of the period. . . .                   743                3,941            4,684
                                                         ======              =======           ======

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,              INCREASE/(DECREASE)
                                                 ----------------------------    --------------------------
                                                       1997            1996           $               %
                                                 -------------     ----------    ------------  ------------
    Servicing costs . . . . . . . . . . .            $ 195             $152         $ 43            28%
    Acquisition costs . . . . . . . . . .               48               50           (2)           (3)
                                                     -----             ----         -----          ----
    Total servicing and acquisition costs            $ 243             $202         $ 41            20%
                                                     =====             ====         ====           ===

  In the three months and nine months ended September 30, 1997, corporate operating expenses increased by $47 million and $50 million, respectively, over the corresponding year-ago periods. As mentioned above, the increase can be attributed to the one-time charges of $49 million that relate to the Reorganization of the Company. Specifically, these charges are related to: privatization costs ($17 million), severance costs as a result of staff reductions ($16 million), costs associated with the consolidation of staff located in the metropolitan Washington D.C. area ($8 million), write-down of various non-student loan assets ($5 million) and costs associated with the proxy contest ($3 million). In the three and nine months ended September 30, 1997, servicing expenses increased by $23 million and $43 million, respectively, over the corresponding year-ago periods. These increases were due to $15 million in a one-time write-down of servicing assets ($11 million) and severance costs as a result of staff reductions ($4 million) related to the third quarter Reorganization of the Company and to an increase in the number of loans serviced. Also contributing to the increase for the nine months ended September 30, 1997 over the corresponding year-ago period was a one-time cost of $8 million in connection with the early transfer of loans from a third party servicer to Sallie Mae Servicing Corporation ("SMSC"), a wholly owned subsidiary of the Company.

  Servicing costs include all operations and systems costs incurred to service the Company's portfolio of managed student loans, including fees paid to third party servicers. The 1992 legislated expansion of student eligibility and increases in loan limits resulted in higher average student loan balances, which generally command a higher price in the secondary market and contribute to lower servicing costs as a percentage of the average balance of managed student loans. When expressed as a percentage of the managed student loan portfolio, servicing costs averaged 70 basis points and 54 basis points for the three months ended September 30, 1997 and 1996, respectively, and 64 basis points and 56 basis points for the nine months ended September 30, 1997 and 1996, respectively. These increases were due principally to the one-time costs discussed above, without which servicing costs for the three and nine months ended September 30, 1997 would have been 54 basis points and 56 basis points, respectively.

  Loan acquisition costs are principally costs incurred under the ExportSS(R) loan origination and administration service, the costs of converting newly acquired portfolios onto the Company's servicing platform or that of a third party servicer and costs of loan consolidation activities. Student loans added to the ExportSS(R) pipeline, which represent loan volume serviced by and committed for sale to the Company, totaled $1.3 billion during the three months ended September 30, 1997, up slightly from $1.2 billion in the three months ended September 30, 1996. For each of the nine month periods ended September 30, 1997 and 1996, $3.0 billion of student loans were added to the ExportSS(R) pipeline. The outstanding portfolio of loans serviced for ExportSS(R) lenders totaled $3.8 billion at September 30, 1997, unchanged from September 30, 1996.

FEDERAL AND STATE TAXES

  The Company maintains a portfolio of tax-advantaged assets principally to support education-related financing activities. That portfolio was primarily responsible for the decrease in the effective federal income tax rate from the statutory rate of 35 percent to 33 percent and 29 percent for the three months ended September 30, 1997 and 1996, respectively, and to 32 percent and 30 percent in the first nine months of 1997 and 1996, respectively. The increase in the effective tax rate for the three months ended September 30, 1997 was due mainly to certain privatization charges which are not deductible for tax purposes. The GSE is exempt from all state, local, and District of Columbia income, franchise, sales and use, personal property and other taxes, except for real property taxes. This tax exemption is effective only at the GSE level. As a result of the Reorganization, the Company's GSE and non-GSE activities are separated and non-GSE activities are subject to state and local taxation. State taxes are expected to be immaterial in 1997 as the majority of the Company's business activities will relate to the GSE. As increasing business activities occur outside of the GSE, the effects of state and local taxes are expected to increase accordingly. When fully phased in, management estimates that the Company's effective tax rate will be increased by approximately five percentage points. In addition, state and local sales and property taxes ultimately are expected to increase operating expenses by approximately two to three percent.

LIQUIDITY AND CAPITAL RESOURCES

  In the three months ended September 30, 1997, student loan purchases totaled $2.3 billion, up 27 percent from the $1.8 billion purchased in the three months ended September 30, 1996. Included in the $2.3 billion of purchases was approximately $80 million of student loan participations from the Company's joint venture with The Chase Manhattan Bank (the "Chase Joint Venture").

  In each of the nine months periods ended September of 1997 and 1996, student loan purchases totaled $6.4 billion. Included in the $6.4 billion of 1997 student loan purchases was approximately $671 million of student loan participations from the Chase Joint Venture. Approximately two-thirds of non-joint venture purchase volume in both the three and nine months ended September 30, 1997 was derived from the Company's base of commitment clients, particularly those who used the ExportSS(R) loan origination service. The GSE secures financing to fund the purchase of insured student loans along with its other operations by issuing debt securities in the domestic and overseas capital markets, through public offerings and private placements of U.S. dollar-denominated and foreign currency-denominated debt of varying maturities and interest rate characteristics and through securitizations of its student loan. The GSE's debt securities are currently rated at the highest credit rating level by Moody's Investors Service and Standard & Poor's. Historically, the rating agencies' ratings of the GSE have been largely a factor of its status as a government-sponsored enterprise.

  The Privatization Act effectively requires that the GSE maintain a minimum statutory capital adequacy ratio (the ratio of stockholders' equity to total assets plus 50 percent of the credit equivalent amount of certain off-balance sheet items) of at least 2 percent until January 1, 2000 and 2.25 percent thereafter or be subject to certain "safety and soundness" requirements designed to restore such statutory ratio. Management anticipates being able to fund the increase in required capital from the GSE's current and retained earnings. At September 30, 1997, the GSE's statutory capital adequacy ratio was
2.75 percent. In addition, the Privatization Act now requires management, before the payment of dividends by the GSE, to certify to the Secretary of the Treasury that, after giving effect to the payment of dividends, the statutory capital ratio test would have been met at the time the dividend was declared.

  The Company uses interest rate and foreign currency swaps (collateralized where appropriate), purchases of U.S. Treasury securities and other hedging techniques to reduce the exposure to interest rate and currency fluctuations that arise from its financing activities and to match the characteristics of its variable interest rate-earning assets (See "Interest Rate Risk Management"). During the first nine months of 1997, the Company issued $3.4 billion of long-term notes to refund maturing and repurchased obligations. At September 30, 1997, the Company had $16.5 billion of outstanding long-term debt issues of which $11.5 billion had stated maturities that could be accelerated through call provisions. The GSE has, in the past, also issued adjustable rate cumulative preferred stock, common stock, common stock warrants and puts, and subordinated debentures convertible to common stock, to diversify its funding sources. The Company also obtains funding through a bank line of credit.

  During the first nine months of 1997, the Company repurchased 4.1 million shares of its common stock, leaving 50.5 million shares outstanding at September 30, 1997. For the past few years the GSE has operated near the statutory minimum capital ratio of 2.00 percent of risk-adjusted assets required under its charter. Capital in excess of such amounts has been used to repurchase common shares. During 1997, management anticipates using current earnings to repurchase 7 to 9 percent of the shares outstanding at the beginning of the year. In September 1997, the Company's Board of Directors authorized management to repurchase up to five million shares of the Company's common stock as part of its on-going share repurchase plan.

SECURITIZATION

  The GSE uses securitizations of student loans to reduce its on-balance sheet funding needs. The GSE completed a $2.6 billion securitization transaction during the three months ended September 30, 1997, bringing the total amount securitized in the first nine months of 1997 to $7.1 billion. Management believes that securitizations will grow in importance as a source of funding for the Company.

CASH FLOWS

  For the three months ended September 30, 1997, cash and cash equivalents decreased $2.1 billion, bringing the ending balance at September 30, 1997 to $92 million, compared to $486 million at September 30, 1996. The $2.1 billion decrease in cash and cash equivalents was mainly due to additional capital being temporarily invested in cash equivalent securities in the second quarter of 1997 as a result of the temporary restriction on the Company's share repurchase activity in connection with the proxy contest. For the three months ended September 30, 1997, the Company used the proceeds from the $2.6 billion student loan securitization, the $2.1 billion from the decrease in cash and cash equivalents and the proceeds from the net decrease in investments of $1.7 billion to fund the net repayment of debt of $4.8 billion, the $2.3 billion purchase of student loans and the $330 million repurchase of the Company's common stock.

  In the first nine months of 1997, operating activities provided net cash inflows of $454 million, an increase of $488 million from the net cash outflows of $33 million in the first nine months of 1996. This increase was mainly due to the increase in other liabilities of $273 million in the first nine months of 1997. The Company used the proceeds from student loan securitizations of $7.1 billion, repayments and claim payments of $2.7 billion, and the net proceeds from sales of investments of $745 million to purchase student loans and participations of $6.4 billion, to retire debt of $4.6 billion and to repurchase $531 million of the Company's common stock. As student loans are securitized the need for long-term financing of these assets on balance sheet decreases.

INTEREST RATE RISK MANAGEMENT

   The Company's principal objective in financing its loan assets is to minimize its sensitivity to changing interest rates by matching the interest rate characteristics of borrowings to specific assets in order to lock in spreads. The Company funds its floating rate loan assets (most of which have weekly rate resets) with variable rate debt and fixed rate debt converted to variable rates with interest rate swaps. To achieve a more precise match of interest rate characteristics between loan assets and their related liabilities, the Company has effectively converted some of its variable rate debt to a different variable rate index with interest rate swaps. At September 30, 1997, $19.3 billion of fixed rate debt and $2.1 billion of variable rate debt were matched with interest rate swaps and foreign currency agreements. Fixed rate debt at September 30, 1997 also funded fixed rate warehousing advances and academic facilities financings. Investments were funded on a "pooled" approach, i.e., the pool of liabilities that funds the investment portfolio has an average rate and maturity or reset date that corresponds to the average rate and maturity or reset date of the investments which they fund.

   In both its match funding activities for its loan assets and its pool funding activities for its investments, the Company enters into various financial instrument contracts in the normal course of business to reduce interest rate risk and foreign currency exposure on certain of its borrowings. These financial instrument contracts include interest rate swaps, interest rate cap and collar agreements, foreign currency swaps, forward currency exchange agreements, options on currency exchange agreements, options on securities, and financial futures contracts.

   In the table below the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. Nonperforming loans are included in the analysis based on their underlying interest rate characteristics. The following gap analysis reflects rate-sensitive positions at September 30, 1997 and is not necessarily reflective of positions that existed throughout the period.

                                                        INTEREST RATE SENSITIVITY PERIOD
                                           ---------------------------------------------------------
                                                                    3 MONTHS           6 MONTHS
                                                3 MONTHS               TO                 TO
                                                 OR LESS            6 MONTHS            1 YEAR
                                           ------------------  -----------------  ------------------
    ASSETS
    Student loans . . . . . . . . .             $ 27,780            $    92            $ 2,529
    Warehousing advances  . . . . .                2,399                 21                  2
    Academic facilities financings                   114                  9                 14
    Cash and investments  . . . . .                4,727                  4                 37
    Other assets  . . . . . . . . .                   --                 --                 --
                                                --------            -------            -------
         Total assets . . . . . . .               35,020                126              2,582
                                                --------            -------            -------
    LIABILITIES AND STOCKHOLDERS'
      EQUITY
    Short-term borrowings . . . . .               15,467              2,507              6,015
    Long-term notes . . . . . . . .                5,633                257                 --
    Other liabilities . . . . . . .                   --                 --                 --
    Minority interest in subsidiary                   --                 --                 --
    Stockholders' equity  . . . . .                   --                 --                 --
                                                --------            -------            -------
         Total liabilities and
           stockholders' equity . .               21,100              2,764              6,015
                                                --------            -------            -------
    OFF-BALANCE SHEET FINANCIAL
      INSTRUMENTS
    Interest rate swaps . . . . . .               13,983             (2,697)            (2,078)
                                                --------            -------            -------
    Period gap  . . . . . . . . . .             $    (63)           $    59            $(1,355)
                                                ========            =======            =======
    Cumulative gap  . . . . . . . .             $    (63)           $    (4)           $(1,359)
                                                ========            =======            =======
    Ratio of cumulative gap to total
      assets  . . . . . . . . . . .                   .1%                --%               3.2%
                                                ========            =======            =======
    Ratio of interest-sensitive assets to
      interest-sensitive liabilities               166.0%               4.6%              42.9%
                                                ========            =======            =======

                                                        INTEREST RATE SENSITIVITY PERIOD
                                            -------------------------------------------------------
                                                  1 TO 2             2 TO 5            OVER 5
                                                  YEARS              YEARS              YEARS
                                            -----------------  -----------------  -----------------
    ASSETS
    Student loans . . . . . . . . .              $    --            $    --            $    --
    Warehousing advances  . . . . .                    1                 --                 19
    Academic facilities financings                    41                330                908
    Cash and investments  . . . . .                   34                185              1,805
    Other assets  . . . . . . . . .                   --                 --              1,967
                                                 -------            -------            -------
         Total assets . . . . . . .                   76                515              4,699
                                                 -------            -------            -------
    LIABILITIES AND STOCKHOLDERS'
      EQUITY
    Short-term borrowings . . . . .                   --                 --                 --
    Long-term notes . . . . . . . .                2,970              7,036                646
    Other liabilities . . . . . . .                   --                 --              1,586
    Minority interest in subsidiary                   --                 --                214
    Stockholders' equity  . . . . .                   --                 --                687
                                                 -------            -------            -------
         Total liabilities and
           stockholders' equity . .                2,970              7,036              3,133
                                                 -------            -------            -------
    OFF-BALANCE SHEET FINANCIAL
      INSTRUMENTS
    Interest rate swaps . . . . . .               (3,042)            (6,924)               758
                                                 -------            --------           -------
    Period gap  . . . . . . . . . .              $   148            $   403            $   808
                                                 =======            =======            =======
    Cumulative gap  . . . . . . . .              $(1,211)           $  (808)           $    --
                                                 =======            =======            =======
    Ratio of cumulative gap to total
      assets  . . . . . . . . . . .                  2.8%               1.9%                --%
                                                 =======            =======            =======
    Ratio of interest-sensitive assets to
      interest-sensitive liabilities                 2.6%               7.3%             422.9%
                                                  =======            =======            =======



  In low interest rate environments, floor revenues on student loans cause the margins on these loans to widen beyond the locked-in spreads. See "-- Results of Operations -- Student Loan Floor Revenues." Such loans continue to be classified in the three months or less category in the table above, reflecting the fact that as interest rates rise these assets will resume their weekly rate reset.

  The weighted average remaining terms to maturity of the Company's earning assets and borrowings at September 30, 1997 were 6.0 years and 1.5 years, respectively. The following table reflects the average terms to maturity for the Company's earning assets and liabilities at September 30, 1997:

                       AVERAGE TERMS TO MATURITY
                               (IN YEARS)

                    EARNING ASSETS
                    Student loans . . . . . . . . . .    6.0
                    Warehousing advances  . . . . . .    3.5
                    Academic facilities financings  .    7.5
                    Cash and investments  . . . . . .    5.0
                                                         ---
                    Total earning assets  . . . . . .    6.0
                                                         ===
                    BORROWINGS
                    Short-term borrowings . . . . . .     .5
                    Long-term borrowings  . . . . . .    3.0
                                                         ---
                    Total borrowings  . . . . . . . .    1.5
                                                         ===



  In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 5.0 years. As loans are securitized, the need for long-term on-balance sheet financing will decrease.

MINORITY INTEREST

  Upon the Reorganization on August 7, 1997, each outstanding share of common stock of the GSE was converted into one share of common stock of SLM Holding. The GSE's preferred stock was not affected by the Reorganization and remains outstanding. The outstanding preferred stock is reflected as a minority interest in the consolidated financial statements. The financial statements for prior periods have been restated to reflect this change.

  The GSE's preferred stock dividends are cumulative and payable quarterly at
4.50 percentage points below the highest yield of certain long-term and short-term United States Treasury obligations. The dividend rate for any dividend period will not be less than 5 percent per annum nor greater than 14 percent per annum. For each of the three month periods ended September 30, 1997 and 1996, the preferred dividend rate was 5.00 percent and reduced net income by $2.7 million and for each of the nine month periods ended September 30, 1997 and 1996, the preferred stock dividend rate was also 5.00 percent and reduced net income by $8.0 million. The Privatization Act requires that on the dissolution date of September 30, 2008, the GSE shall repurchase or redeem, or make proper provisions for repurchase or redemption of any outstanding preferred stock. The Company has the option of effecting an earlier dissolution of the GSE if certain conditions are met.

OTHER RELATED EVENTS AND INFORMATION

  STATUS OF DIRECT LENDING

  As of September 30, 1997, approximately 1,529 colleges and universities were participating in the Federal Direct Student Loan Program ("FDSLP") for the 1996-97 academic year. The FDLSP had a legislated market share goal of 50 percent for the 1996-1997 academic year. Based on DOE reports, management estimates that the FDSLP accounted for approximately 32 percent of total student loan originations for the 1996-97 academic year. The FDSLP accounted for approximately 30 percent of total student loan volume in the 1995-96 academic year, up from approximately 7 percent in the 1994-95 academic year.

  In recent years as the FDSLP has grown, the volume of loans originated by banks and other participants under the FFELP has been adversely impacted. Historically, the GSE has purchased the majority of its student loans as they near the repayment phase which commences after a borrower leaves school. On average there is a two to three year lag between the date a loan is originated and the date it enters repayment. This lag has delayed the adverse affect of FDSLP originations on the GSE's purchases of student loans. Management expects that as the volume of FDSLP loans reaching the repayment phase increases, the GSE's percentage share of the overall student loan market will decline. In 1994, the DOE began to offer existing FFELP borrowers the opportunity to refinance FFELP loans into FDSLP loans. As of September 30, 1997, approximately $697 million of FFELP loans owned by the GSE have been accepted for refinancing into FDSLP loans. Approximately $485 million have been refinanced into FDSLP loans with the remainder awaiting disbursement by the federal government.

  OBRA provides for a change in the borrower interest rate and the Special Allowance Payment for certain FFELP loans made on or after July 1, 1998. The new rates are scheduled to be based on the U.S. Treasury security with a "comparable maturity" plus 1.0 percent. The Secretary of Education has not yet proposed regulations specifying the U.S. Treasury security on which the SAP rate will be based or details on setting the SAP rate. Management believes that the "comparable maturity" security will be the 10-year Treasury Note. Depending on the specifics of the regulations, these changes could adversely impact the FFELP market and the Company's business because the availability and costs of funding to support this new type of instrument are uncertain. Representatives of the student loan industry are in discussions with members of Congress concerning possible legislative modification of this OBRA provision.

  OBRA also requires the GSE to act as a lender of last resort to make FFELP loans when other private lenders are not available. Such loans receive a 100 percent guarantee and are not subject to the 30 basis point offset fee on loans held by the GSE. If the Secretary of Education determines that the GSE is not adequately implementing this provision, the offset fee paid by the GSE could be increased from 30 basis points to 100 basis points.

  Legislated expansion of student eligibility as well as increases in student and parent loan limits have increased the volume of national loan originations. FFELP originations rose nearly 30 percent year-to-year to about $21 billion for the 1994 federal fiscal year ended September 30, 1994. During the 1995 federal fiscal year, FFELP originations declined to $19 billion due to FDSLP originations totaling $5 billion. Although FFELP originations declined in the 1996 federal fiscal year to $18 billion, management expects, based on DOE reports, that FFELP originations will increase to $19 billion in the 1997 federal fiscal year. In the meantime, however, the competition for FFELP loans has intensified at both the originating and secondary market levels due mainly to the reduced volume and to securitization of student loans, which has developed into a significant funding alternative for FFELP lenders.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share", which is required to be adopted for years ending on or after December 15, 1997. At that time, the Company will be required to change the method used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The adoption is expected to have no material impact on the Company's reported earnings per share.

  In June 1997, the Financial Accounting Standards Board FAS No. 130, "Reporting Comprehensive Income", which is effective for periods after December 15, 1997. FAS 130 establishes standards for reporting and displaying of comprehensive income in a full set of general purpose financial statements. The Company is currently evaluating the effect of this pronouncement on its financial statement presentation and disclosure.

                           PART II--OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         On April 29, 1997, U.S. District Court Judge Stanley Sporkin ordered the Department of Education ("DOE") to decide by July 31, 1997 its final position on the application of the offset fee to loans that the Student Loan marketing Association ("GSE") has securitized. On July 23, 1997, the DOE decided that the 30 basis point annual offset fee that the GSE is required to pay on student loans that it owns does not apply to student loans that the GSE has securitized. Based upon this favorable determination in this matter, the contingent gain of approximately $97 million pre-tax that had been held in reserve pending the final outcome of the case was released and recognized in income in the third quarter of 1997. All future securitization gains will be calculated without consideration of the offset fee. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - - Three and Nine Months Ended September 30, 1997 and 1996 - - Results of Operations -- Securitization".

ITEM 2.  CHANGES IN SECURITIES.

         Pursuant to the Privatization Act, as of the effective date of the Reorganization, the Company issued to the D.C. Financial Control Board warrants to purchase 555,015 shares of SLM Holding Common Stock at $72.43 per share, subject to certain antidilution adjustments. The warrants expire on September 30, 2008. The Company did not receive any proceeds for issuance of the warrants. The warrants were required to be issued pursuant to the federal legislation and in addition were issued, and upon exercise shares of the Company's Common Stock will be issued, in reliance upon the exemption provided under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Company has agreed to file a registration statement under the Securities Act registering resale of shares issued upon exercise of the warrants.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) On July 31, 1997, a Special Meeting of Shareholders (the "Special Meeting") of the Student Loan Marketing Association, a federally-chartered government sponsored enterprise, was held at which the GSE's shareholders (1) approved and adopted an Agreement and Plan of Reorganization providing for the reorganization (the "Reorganization") of the GSE into a subsidiary of the Registrant (the "Reorganization Proposal") and (2) selected a slate of 15 nominees to be appointed as the initial board of directors of the Registrant (the "Board Slate Proposal"). On August 1, 1997 the slate selected by the GSE's shareholders was appointed as the initial board of directors of the Registrant and on August 7, 1997, the Reorganization was consummated.

         (b) The names of the directors selected by the GSE's shareholders and appointed as members of the initial board of directors of the Registrant are as follows:

              Edward A. Fox, Chairman            Benjamin J. Lambert, III
              Albert L. Lord, Vice Chairman      Marie V. McDemmond
              James E. Brandon                   Barry A. Munitz
              Charles L. Daley                   A. Alexander Porter, Jr.
              Thomas J. Fitzpatrick              Wolfgang Schoellkopf
              Diane S. Gilleland                 Steven L. Shapiro
              Ann Torre Grant                    Randolph H. Waterfield, Jr.
              Ronald F. Hunt

         (c) Set forth below is a summary of the votes cast for and against, as well as the number of abstentions(1), as to each of the Reorganization Proposal and the Board Slate Proposal (there was no separate tabulation with respect to each nominee for office as shareholders selected a slate of directors to be appointed):

                 Reorganization Proposal
                 -----------------------
                  For                                           43,711,713
                  Against                                           53,777
                  Abstain                                           80,356

                 Board Slate Proposal
                 --------------------
                  Majority Director Slate                       18,106,316
                  CRV Director Slate                            25,478,872
                  Abstain                                          260,658

         (d) There was no settlement between the Registrant and any other participant terminating any solicitation subject to Rule 14a-11.

ITEM 5.  OTHER INFORMATION.

         Nothing to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               27  Financial Data Schedule

         (b)   Reports on Form 8-K

         The following reports on From 8-K were filed with the Securities and Exchange Commission during the Quarter ended September 30, 1997:

DATE             ITEMS REPORTED                                 FINANCIAL STATEMENTS FILED
----             --------------                                 --------------------------
8/14/97          Reporting the reorganization of the Student    None (financial statements for the GSE for
                 Loan Marketing Association, a federally-       the periods specified in 17 C.F.R. Section
                 chartered government sponsored enterprise      210-3.05 were filed by amendment on
                 (the "GSE"), into a wholly-owned subsidiary    10/21/97)
                 of the Registrant.





-------------------------

(1) Broker non-votes can not be calculated as both proposals were non-routine matters.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            SLM HOLDING CORPORATION
                                            -----------------------
                                                 (Registrant)


          November 14, 1997                 /s/ Mark G. Overend
-------------------------------------       ------------------------------------
              Date                          Mark G. Overend
                                            Vice President & Chief
                                            Financial Officer

                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)