Form 10-K
period 1997-12-31
SLM HOLDING CORP
filed 1998-03-30
CIK 1032033

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

         |X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1997 or

         |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _________________ to __________________

     Commission file numbers        001-13251

                             SLM HOLDING CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                              52-2013874
         -------------------------------             -------------------
         (State of Other Jurisdiction of              (I.R.S. Employer
         Incorporation or Organization)              Identification No.)

     11600 Sallie Mae Drive, Reston, Virginia               20193
     ----------------------------------------            ----------
     (Address of Principal Executive Offices)            (Zip Code)

                                 (703) 810 3000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.20 per share Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1998 was approximately $7,052,332,153 (based on closing sale price of $41 5/16 per share as reported for the New York Stock Exchange -- Composite Transactions). On that date there were 171,264,359 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1997 Annual Report to Shareholders are incorporated by reference into Part II of this Report and portions of the Proxy Statement relating to the registrant's Annual Meeting of Shareholders scheduled to be held May 21, 1998 are incorporated by reference into Part III of this Report.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

================================================================================

         This Report contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used herein, the words "anticipate," "believe," "estimate" and "expect" and similar expressions, as they relate to the Registrant's management, are intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. Such factors include, among others, changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in such laws and regulations, changes in the demand for educational financing or in financing preferences of educational institutions, students and their families and changes in the general interest rate environment and in the securitization markets for student loans.

                                     PART I.


Item 1.       Business

    Industry data on the Federal Family Education Loan Program (the "FFELP") and the Federal Direct Student Loan Program (the "FDSLP") contained in this report are based on sources that the Company believes to be reliable and to represent the best available information for these purposes, including published and unpublished U.S. Department of Education ("DOE") data and industry publications.

GENERAL

    SLM Holding Corporation, a Delaware Corporation (the "Company"), provides a wide range of financial services, processing capabilities and information technology to meet the needs of educational institutions, lenders, students and guarantee agencies. The Company was formed in 1997 in connection with the reorganization (the "Reorganization") of the Student Loan Marketing Association, a government-sponsored enterprise (the "GSE"), pursuant to the Student Loan Marketing Association Reorganization Act of 1996 ( the "Privatization Act"). The Privatization Act required the GSE to propose to shareholders a plan of reorganization under which their share ownership would convert to an equivalent share ownership in a state-chartered holding company that would own all of the stock of the GSE. Pursuant to the Privatization Act, the Reorganization was approved by the GSE's shareholders on July 31, 1997 and effected on August 7, 1997. The Privatization Act requires the GSE to transfer its business to the Company and dissolve on or before September 30, 2008. During the period prior to the dissolution of the GSE (the "Wind-Down Period"), the GSE is subject to various limitations on its business and activities. See "-- Operations During the Wind-Down Period" and "Regulation -- The Privatization Act."

    Chartered by an act of Congress in 1972, the GSE's stated mission was to enhance access to post-secondary education by providing a national secondary market and financing for guaranteed student loans. As of December 31, 1997, the Company's managed portfolio of student loans totaled approximately $43.6 billion (including loans owned, loans securitized and loan participations). The Company also had commitments to purchase $17.5 billion of additional student loans or participations therein as of December 31, 1997. While the Company continues to be the leading purchaser of student loans, its business has expanded over its first quarter of a century, reflecting changes in both the education sector and the financial markets.

    Primarily a wholesale provider of credit and a servicer of student loans, the Company serves a diverse range of clients including over 900 financial and educational institutions and state agencies. Through its six regional loan servicing centers, the Company processes student loans for approximately five million borrowers and is recognized as the nation's pre-eminent servicer of student loans. The Company also provides and arranges infrastructure finance for colleges and universities. See "-- Specialized Financial Services -- Academic Facilities Financings and Student Loan Revenue Bonds."

    The Company believes that it has successfully fulfilled the GSE's original mandate by fostering a thriving, competitive student loan market and has maintained its leadership position in the education finance industry due to its focus on customer relationships, value-added products and services, superior loan servicing capabilities and a sound financial management strategy. In recognition of the increasingly important role that college and university administrators play in the student loan process, the Company has adopted a school-based growth strategy. The Company's core marketing strategy is to provide schools and their students with simple, flexible and cost-effective products and services so that schools will choose to work with the Company. This strategy, combined with superior servicing and technology capabilities, has helped the Company to build valuable partnerships with schools, lenders, guarantee agencies and others.

INDUSTRY OVERVIEW

    The student loan industry provides affordable financing to students and their families to fund post-secondary education. The large majority of student loans are made under federally sponsored programs, although many students and parents secure education credit through private student loan programs. The federally sponsored student loans programs are highly regulated. Under programs sponsored by the federal government, banks and other lenders that satisfy statutory eligibility requirements can make student loans at below-market rates due to subsidies and guarantees. The largest student loan program, formerly called the Guaranteed Student Loan Program and now known as the FFELP, was created in 1965 to ensure low-cost access by families to a full range of post-secondary educational institutions. In 1972, to encourage further bank participation in the Guaranteed Student Loan Program, Congress established the GSE as a for-profit, stockholder-owned national secondary market for student loans. The FFELP industry currently includes a network of approximately 4,813 originators and 6,300 educational institutions and is collectively guaranteed and administered by 37 state-sponsored or non-profit guarantee agencies under contract with the DOE. In addition to the Company, a number of non-profit entities, banks and other financial intermediaries operate as secondary markets for student loans. The Company believes that lender participation in the FFELP is relatively concentrated, with an estimated 93 percent of outstanding loans held by the top 100 participants, including approximately one-third owned or managed by the Company as of September 30, 1996. The Higher Education Act is reauthorized by Congress approximately every six years. The next reauthorization is required in 1998 and the FFELP is subject to change at that time. The provisions of the FFELP are also subject to revision from time to time by Congress.

    Demand for student loans has risen substantially over the last several years. Higher education tuition cost and fee increases continue to exceed the inflation rate. Over half of all full-time college students today depend on some form of borrowing, compared to just over 35 percent in 1985. In addition, federal legislation enacted in late 1992 expanded loan limits and borrower eligibility. All of these factors contributed to an increase of over 50 percent in annual federally guaranteed student loan volume ($24 billion in FY 1994 (including FDSLP volume) from $15 billion in FY 1992). Estimated future increases in tuition costs and college enrollments are expected to prompt further growth in the student loan market.

    In 1993, Congress expanded a previously established pilot program into the FDSLP, which is administered by the DOE. Established as an alternative to the private sector-based FFELP, the FDSLP accounted for approximately one-third of all new federally sponsored student loans issued in academic year 1996-97. Under the FDSLP, the federal government contracts with third parties for loan administration and collections services while financing its lending activity through U.S. Treasury borrowings.

PRODUCTS AND SERVICES

    Loan Purchases. The Company's student loan purchases primarily involve two federally sponsored programs. The Company principally purchases Stafford loans, PLUS loans and SLS loans originated under the FFELP, all of which are insured by state-related or non-profit guarantee agencies and are reinsured by the DOE. The Company also purchases student loans originated under the Health Education Assistance Loan program ("HEAL") that are insured directly by the United States Department of Health and Human Services. As of December 31, 1997, the Company's managed portfolio of student loans totaled $43.6 billion, including $39.4 billion of FFELP loans (including loans owned, loans securitized and loan participations) and $2.7 billion of HEAL loans.

    In order to further meet the educational credit needs of students, the Company in 1996 sponsored the creation of the private Signature Education Loansm program, with numerous lenders participating nationwide. Under this program, the Company performs certain origination services on behalf of the participating lenders. The Company insures these loans through its HEMAR Insurance Corporation of America ("HICA") subsidiary. Most of the HICA-insured loans purchased by the Company are part of "bundled" loan programs that include FFELP loans. The Company also purchases loans originated under various other HICA-insured loan programs. As of December 31, 1997, the Company owned approximately $1.5 billion of such privately insured education loans, including HICA-insured Signature Education Loans/sm/.

    The Company purchases student loans primarily from commercial banks. The Company also purchases student loans from other eligible FFELP lenders, including savings and loan associations, mutual savings banks, credit unions, certain pension funds and insurance companies, educational institutions and state and private non-profit loan originating and secondary market agencies.

    Most lenders using the secondary market hold loans while borrowers are in school and sell loans shortly before conversion to repayment status, when servicing costs increase significantly. Traditionally, the Company has purchased most of its loans just before their conversion to repayment status, although the Company also buys "in-school" loans and loans in repayment. The Company purchases loans primarily through commitment contracts, but also makes "spot" purchases. Approximately two-thirds of the Company's new loan purchases were made pursuant to purchase commitment contracts in 1996 and 1997. The Company enters into commitment contracts with lenders to purchase loans up to a specified aggregate principal amount over the term of the contract, which is usually two to three years. Under the commitment contracts, lenders have the right, and in most cases the obligation, to sell to the Company the loans they own over a specified period of time at a purchase price that is based on certain loan characteristics.

    In conjunction with commitment contracts, the Company frequently provides selling institutions with operational support in the form of PortSS(R), an automated loan administration system for the lender's use at its own offices before loan sale, or in the form of loan origination and interim servicing provided through one of the Company's loan servicing centers (ExportSS(R)). In 1996 and 1997, more than two-thirds of the Company's purchase commitment volume came from users of PortSS(R) and ExportSS(R). The Company also offers commitment clients the ability to originate loans and then transfer them to the Company for servicing (TransportSSsm). PortSS(R), ExportSS(R) and TransportSSsm provide the Company and the lender assurance that loans will be efficiently administered by the Company and that borrowers will have access to the Company's repayment options and benefits. The growth in volume generated by PortSS, ExportSS and TransportSS demonstrates the importance of the Company's investment in these systems in past years.

    In a spot purchase, the Company competes with other secondary market participants to purchase a portfolio of eligible loans from a selling holder when such holder decides to offer its loans for sale. The Company made approximately one-third of its purchases of educational loans through spot purchases in 1996 and 1997. In general, spot purchase volume is more costly than volume purchased under commitment contracts.

    In the past, the Company also has offered eligible borrowers a program for consolidation of eligible insured loans into a single new insured loan with a term of 10 to 30 years. The Higher Education Act of 1965, as amended (the "Higher Education Act"), provides that borrowers may consolidate with one of their loan holders or may consolidate with a separate lender if they cannot obtain a consolidation loan with an income-sensitive repayment plan that they deem acceptable from their loan holders. As of December 31, 1997, the Company owned approximately $9.1 billion of such consolidation loans, known as SMARTsm Loan Accounts. Following enactment of the Emergency Student Loan Consolidation Act 1997, which made significant changes to the FFELP loan consolidation program, the Company announced that, effective as of November 13, 1997, it had suspended its loan consolidation program (marketed as the SMART Loan(sm) program). The new legislation made it difficult for the Company to participate in the FFELP consolidation loan program for profitability reasons. The Company does, however, strongly endorse the principle of the legislation that allows FDSLP and FFELP borrows to consolidate their loans under either program and plans to continue to press for changes that will enable the Company to once again participate in the FFELP consolidation loan program.

    Borrower Benefits and Program Technology Support. To create customer preferences and compete more effectively in the student loan marketplace, the Company has developed a comprehensive set of loan programs and services for borrowers, including numerous loan restructuring and repayment options and programs that encourage and reward good repayment habits. The Company also provides counseling and information programs (including a world wide web site) that help borrowers and reinforce relationships with college and university customers and lender partners.

    Under the Company's Great Rewards(R) program, certain FFELP borrowers who make their first 48 monthly payments on time receive a two percentage-point interest rate reduction for the remaining term of the loan. Other programs credit students an amount equal to part of the loan origination fees they pay and modestly reduce interest costs for use of automatic debit accounts. The Company also provides financial aid administrators at colleges and universities with innovative products and services that simplify the lending process, including electronic funds transfer services and loan information and management software that enables college application data to be transferred electronically between program participants.

    Joint Venture with The Chase Manhattan Bank. In the third quarter of 1996, the Company restructured its business relationship with The Chase Manhattan Bank ("Chase"), which, with an estimated market share of 8.0 percent, is the largest originator of student loans under the FFELP. Under the restructured arrangement, the Company and Chase Education Holdings, Inc., a wholly owned subsidiary of Chase, are equal owners of Education First Finance LLC and Education First Marketing LLC (collectively, the "Joint Venture"). Education First Marketing LLC is responsible for marketing education loans to be made by Chase and its affiliates to schools and borrowers. Shortly after such loans are made by Chase and its affiliates, the loans are purchased on behalf of Education First Finance LLC by the Chase/Sallie Mae Education Loan Trust (the "Trust"), which presently finances these purchases through the sale of loan participations to the Company and Chase. As of December 31, 1997, the Trust owned approximately $3.9 billion of federally insured education loans. Substantially all loans owned by the Trust are serviced on behalf of the Trust by Sallie Mae Servicing Corporation, the Company's wholly owned servicing subsidiary ("SMSC"), on a fee-for-service basis.

SERVICING

    In 1980, the Company began servicing its own portfolios in order to better control costs and manage risks. In late 1995, in connection with the commencement of its securitization program, the Company transferred its servicing operations to SMSC. Through SMSC, the Company is now the nation's largest FFELP loan servicer, and management believes that the Company is recognized as the premier service quality and technology provider in the student loan industry. The Company believes that its processing capability and service excellence are integral to its school-based growth strategy. As of December 31, 1997, the Company serviced approximately $49.7 billion of loans, including approximately $27.3 billion of loans owned by the GSE and $14.1 billion owned by nine securitization trusts sponsored by the GSE, $4.5 billion of loans currently owned by ExportSS(R) customers and $3.8 billion owned by the Chase Joint Venture Trust.

    The Company currently has six loan servicing centers, located in the states of Florida, Kansas, Massachusetts, Pennsylvania, Texas and Washington. This geographic coverage, together with total systems integration among centers, facilitates operations and customer service.

    The DOE and the various guarantee agencies prescribe rules and regulations that govern the servicing of federally insured student loans. The Company's origination and servicing systems, internal procedures and highly trained staff support compliance with these regulations, are designed to promote asset integrity and provide superior service to borrowers. The Company uses state-of-the-art imaging technology to further increase servicing productivity and capacity.

SPECIALIZED FINANCIAL SERVICES

    The Company, principally through the GSE, engages in a number of specialty financial services related to higher education credit, including collateralized financing of FFELP and other education loan portfolios (warehousing advances), credit support for student loan revenue bonds, portfolio investments in student loan revenue and facilities bonds, underwritings of academic facilities bonds and surety bond support for non-federally insured student loans.

    Warehousing Advances. Warehousing advances are secured loans to financial and educational institutions to fund FFELP and HEAL loans and other forms of education-related credit. As of December 31, 1997, the Company held approximately $1.9 billion of warehouse loans with an average term of 4.5 years. These loans remain assets of the GSE, but the GSE can extend new warehousing advances during the Wind-Down Period only pursuant to financing commitments in place as of August 7, 1997. As of December 31, 1997, the GSE had in place approximately $3.4 billion of such commitments. The Company does not expect that its non-GSE affiliates will continue this line of business.

    Academic Facilities Financings and Student Loan Revenue Bonds. Since 1987, the GSE has provided facilities financing and commitments for future facilities financing to approximately 250 educational institutions. Certain of these financings are secured either by a mortgage on the underlying facility or by other collateral. The GSE also invests in student loan revenue obligations. In late 1995, the GSE established a broker-dealer subsidiary, Education Securities, Inc. ("ESI"), which manages the GSE's municipal bond portfolio and is developing an array of specialized underwriting and financial advisory services for the education sector. The Company anticipates that it will reduce its investment activity in academic facilities and student loan revenue bond products during the Wind-Down Period. As of December 31, 1997, these portfolios totaled $1.4 billion and $197 million, respectively.

    Letters of Credit. In the past, the GSE has offered letters of credit to guarantee issues of state and non-profit agency student loan revenue bonds. Currently outstanding letters of credit have original terms of up to 17 years. As of December 31, 1997, the GSE had approximately $4.8 billion of such commitments outstanding. During the Wind-Down Period, letter of credit activity by the GSE will be limited to guarantee commitments in place as of August 7, 1997.

    Private Student Loan Insurance. In 1995, the GSE acquired HICA, a South Dakota stock insurance company engaged exclusively in insuring lenders against credit loss on their education-related, non-federally insured loans to students attending post-secondary educational institutions. Loans owned by the GSE are a significant portion of HICA's insured loan portfolio. See "-- Products and Services -- Loan Purchases."

FINANCING/SECURITIZATION

    The GSE obtains funds for its operations primarily from the sale of debt securities in the domestic and overseas capital markets, and through public offerings and private placements of U.S. dollar-denominated and foreign currency-denominated debt of varying maturities and interest rate characteristics. GSE debt securities are currently rated at the highest credit rating level by Moody's Investors Service and Standard & Poor's. The Company expects that the credit rating on any debt securities of the Company will be lower than that of the GSE's debt securities.

    The GSE uses interest rate and currency exchange agreements (collateralized where appropriate), U.S. Treasury securities, interest rate futures contracts and other hedging techniques to reduce its exposure to interest rate and currency fluctuations arising out of its financing activities and to match the characteristics of its assets and liabilities. The GSE has also issued preferred stock to obtain funds, including preferred stock held by the Company. Under the Privatization Act, the GSE may issue debt with maturity dates through September 30, 2008 to fund student loan and other permitted asset purchases. Upon the GSE's dissolution pursuant to the Privatization Act, the GSE must transfer any remaining GSE obligations into a defeasance trust for the benefit of the holders of such obligations together with cash or full faith and credit obligations of the United States, or an agency thereof, in amounts sufficient, as determined by the Secretary of the Treasury, to pay the principal and interest on the deposited obligations. If the GSE has insufficient assets to fully fund such GSE debt, the Company must transfer sufficient assets to the trust to account for this shortfall. The Privatization Act requires that upon the dissolution of the GSE on or before September 30, 2008, the GSE shall repurchase or redeem or make proper provisions for repurchase or redemption of the GSE's outstanding preferred stock.

    Since late 1995 the Company has further diversified its funding sources, independent of its GSE borrower status, by securitizing a portion of its student loan assets. Securitization is an off-balance sheet funding mechanism that the Company effects through the sale of portfolios of student loans by the GSE to SLM Funding Corporation, a bankruptcy-remote, special-purpose, wholly owned subsidiary of the GSE, which in turn sells the student loans to an independent owner trust that issues securities to fund the purchase of the student loans. The securitization trusts typically issue several classes of debt securities rated at the highest investment grade level. The GSE has not guaranteed such debt securities and has no obligation to ensure their repayment. Because the securities issued by the trusts through securitization are not GSE securities, the Company has been and in the future expects to be able to fund its student loans to term through securitization, even for those assets with final maturities that extend beyond the Wind-Down Period. The DOE has concurred with the Company's position that a 30 basis point per annum offset fee imposed on loans held by the GSE does not apply to securitized loans. See "Legal Proceedings." The Company anticipates that securitization will remain a primary student loan funding mechanism for the Company when it begins to conduct student loan purchase activity through a non-GSE subsidiary. In addition to the foregoing, the Company obtains funding through a bank line of credit.

OPERATIONS DURING THE WIND-DOWN PERIOD

    Privatization enables the Company to commence new business activities without regard to restrictions in the GSE's charter. The stock of certain GSE subsidiaries, including SMSC, HICA and ESI, has been transferred to the Company. Accordingly, the business activities of these subsidiaries are no longer subject to restrictions contained in the GSE's charter. In addition, the GSE's employees have been transferred to Sallie Mae, Inc. (the "Management Company").

    During the Wind-Down Period, the GSE generally is prohibited from conducting new business except in connection with student loan purchases through September 30, 2007 or with other outstanding contractual commitments, and from issuing new debt obligations that mature beyond September 30, 2008. The GSE has transferred personnel and certain assets to the Company or other non-GSE affiliates. Student loans, warehousing advances and other program-related or financial assets (such as portfolio investments, letters of credit, swap agreements and forward purchase commitments) have not been and are generally not expected to be transferred. Neither the Company nor any of its non-GSE affiliates may make secondary market purchases of FFELP loans for so long as the GSE is actively acquiring insured student loans. During the Wind-Down Period, GSE operations will be managed pursuant to arm's-length service agreements between the GSE and one or more of its non-GSE affiliates. The Privatization Act also provides certain restrictions on intercompany relations between the GSE and its affiliates during the Wind-Down Period.

COMPETITION

    The Company is the major financial intermediary for higher education credit, but is subject to competition on a national basis from several large commercial banks and non-profit secondary market agencies and on a state or local basis from smaller banks and state-based secondary markets. In addition, the availability of securitization for student loan assets has created new competitive pressures for traditional secondary market purchasers. Based on the most recent information from the DOE and management estimates, at the end of fiscal year 1995, the GSE's share (in dollars) of outstanding FFELP loans was 33 percent, while banks and other financial institutions held 48 percent and state secondary market participants held 19 percent. Although Congress establishes loan limits and interest rates on student loans, management believes that market share in the FFELP industry is increasingly a function of school and student desire for borrower benefits and superior customer service. FFELP providers have been aggressively competing on the basis of enhanced products and services in recent years.

    Because the GSE historically has been confined by statute to secondary market activity, it has depended mainly on its network of lender partners and its school-based strategy for new loan volume. Because the Company is not subject to the same limitations as the GSE, it plans to heighten its visibility with consumers to favorably position itself for future new product offerings.

    The Company also faces competition for new and existing loan volume from the FDSLP. Based on current DOE projections, the Company estimates that total student loan originations for the academic years 1994-95, 1995-96 and 1996-97 were $22.2 billion, $24.7 billion and $27.4 billion, respectively, of which FDSLP originations represented approximately 7 percent, 31 percent and 32 percent, respectively. The DOE projects that FDSLP originations will represent 35 percent of total student loan originations in the 1997-98 academic year.

         The DOE has also begun to offer FFELP borrowers the opportunity to refinance or consolidate FFELP loans into FDSLP loans upon certification that the holder of their FFELP loans does not offer an income-sensitive payment plan acceptable to the borrower. As of December 31, 1997, approximately $608 million of the GSE's FFELP loans had been consolidated into the FDSLP. In early 1995, the Company began offering an income-sensitive payment plan. The FDSLP, however, also provides an income-contingent option not available under the FFELP program that may be more attractive to certain borrowers. Under this repayment option, the government will ultimately forgive student loan debt after 25 years. Effective November 13, 1997, the Company suspended its loan consolidation program. See "-- Products and Services -- Loan Purchases." It is not certain what action, if any, Congress will take with regard to the FDSLP in connection with the anticipated reauthorization of the Higher Education Act. Based on public statements by members of Congress and the Administration, however, management believes that the FFELP and the FDSLP will continue to coexist as competing programs for the foreseeable future.

REGULATION

    As a government-sponsored enterprise, the GSE is organized under federal law and its operations are restricted by its government charter. Although privatization permits the Company's private activities to expand through non-GSE subsidiaries, the GSE's operations continue to be subject to broad federal regulation, during the Wind-Down Period.

The Privatization Act

    The Privatization Act established the basic framework for the Reorganization and imposes certain restrictions on the operations of the Company and its subsidiaries during the Wind-Down Period. The Privatization Act amends the GSE's charter to require certain enhanced regulatory oversight of the GSE to ensure its financial safety and soundness. See "-- GSE Regulation."

    Reorganization. The Privatization Act required the GSE to propose to shareholders a plan of reorganization under which their share ownership in the GSE would be automatically converted to an equivalent share ownership in a state-chartered holding company that would own all of the common stock of the GSE. On July 31, 1997, the GSE's shareholders approved the Reorganization in fulfillment of this provision. The Privatization Act requires that the GSE be liquidated on or before September 30, 2008, upon which its federal charter will be rescinded. During the Wind-Down Period, the Company will remain a passive entity that supports the operations of the GSE and its other non-GSE subsidiaries, and any new business activities will be conducted through such subsidiaries.

    The Privatization Act requires all personnel and certain assets to be transferred to non-GSE subsidiaries of the Company in connection with the Reorganization, including the transfer of the GSE's interest in certain subsidiaries. The GSE's student loans and related contracts, warehousing advances and other program-related or financial assets (such as portfolio investments, letters of credit, swap agreements and forward purchase commitments) and any non-material assets that the GSE Board determines to be necessary for or appropriate to continued GSE operations, may be retained by the GSE. Employees of the GSE were transferred to the Management Company at the effective time of the Reorganization. Employees who were employed by non-GSE subsidiaries of the GSE before the Reorganization continue to be employed by such subsidiaries.

    During the Wind-Down Period, the GSE is restricted in the new business activities it may undertake. The GSE may continue to purchase student loans only through September 30, 2007, and warehousing advance, letter of credit and standby bond purchase activity by the GSE is limited to takedowns on contractual financing and guarantee commitments in place at the effective time of the Reorganization. In addition, the Company, and its non-GSE subsidiaries may not make secondary market purchases of FFELP loans for so long as the GSE is actively acquiring insured student loans.

    In certain circumstances, the GSE will continue to serve as a lender of last resort and will provide secondary market support for the FFELP upon the request of the Secretary of Education. If and to the extent that the GSE performs such functions, however, it will not be required to pay a statutorily imposed 30 basis point offset fee on such loans. The GSE may transfer assets and declare dividends, from time to time, if it maintains a minimum capital ratio of at least 2 percent until the year 2000. After that time, charter amendments effected by the Privatization Act require that the GSE maintain a minimum capital ratio of at least 2.25 percent. In the event that the GSE does not maintain the required minimum capital ratio, the Company is required to supplement the GSE's capital to achieve such minimum capital ratio.

    The GSE's debt obligations, including debt obligations that were outstanding at the time of the Reorganization, continue to be outstanding obligations of the GSE and will not be transferred to any other entity (except in connection with the defeasance trust described below). See "-- GSE Dissolution After Reorganization." The Privatization Act provides that the Reorganization does not modify the attributes accorded to the debt obligations of the GSE by the GSE's charter. During the Wind-Down Period, the GSE can continue to issue debt in the government agency market to finance student loans and other permissible asset purchases. The maturity date of such issuances, however, may not extend beyond September 30, 2008, the GSE's final dissolution date. This restriction does not apply to debt issued to finance any lender of last resort or secondary market purchase activity requested by the Secretary of Education. The Privatization Act is clear that the Reorganization (and the subsequent transfer of any remaining GSE debt to the defeasance trust described below) will not modify the legal status of any GSE debt obligations, whether such obligations existed at the time of Reorganization or are subsequently issued.

    Oversight Authority. During the Wind-Down Period, the Secretary of the Treasury has extended oversight authority to monitor the activities of the GSE and, in certain cases, the Company and its non-GSE subsidiaries to the extent that the activities of such entities are reasonably likely to have a material impact on the financial condition of the GSE. The U.S. Department of the Treasury has established the Office of Sallie Mae Oversight to perform these functions. During this period, the Secretary of the Treasury may require that the GSE submit periodic reports regarding any potentially material financial risk of its associated persons and its procedures for monitoring and controlling such risk. The Company is expressly prohibited from transferring ownership of the GSE or causing the GSE to file bankruptcy without the approval of the Secretary of the Treasury and the Secretary of Education. Each of the Secretary of Education and the Secretary of the Treasury has express authority to request that the Attorney General bring an action, or may bring an action under the direction and control of the Attorney General, in the United States District Court for the District of Columbia, for the enforcement of any provision of the GSE's safety and soundness requirements or the requirements of the Privatization Act in general.

    Restrictions on Intercompany Relations. The Privatization Act restricts intercompany relations between the GSE and its affiliates during the Wind-Down Period. Specified corporate formalities must be followed to ensure that the separate corporate identities of the GSE and its affiliates are maintained. Specifically, the Privatization Act provides that the GSE must not extend credit to, nor guarantee any debt obligations of, the Company or its subsidiaries. The Privatization Act also provides that (i) the funds and assets of the GSE must at all times be maintained separately from the funds and assets of the Company and its subsidiaries, (ii) the GSE must maintain books and records that clearly reflect the assets and liabilities of the GSE, separate from the assets and liabilities of the Company or its subsidiaries, (iii) the GSE must maintain a corporate office that is physically separate from any office of the Company and its subsidiaries, (iv) no director of the GSE who is appointed by the President may serve as a director of the Company and (v) at least one officer of the GSE must be an officer solely of the GSE.

    Furthermore, the Privatization Act mandates that transactions between the GSE and the Company, including any loan servicing arrangements, shall be on terms no less favorable to the GSE than the GSE could obtain from an unrelated third party, and any amounts collected on behalf of the GSE by the Company pursuant to a servicing contract or other arrangement between the GSE and the Company shall be immediately deposited by the Company to an account under the sole control of the GSE.

    Limitations on Company Activities. During the Wind-Down Period, the Company must remain a passive entity that holds the stock of its subsidiaries and provides funding and management support to such subsidiaries. The Privatization Act contemplates that until the GSE is dissolved, the Company's business activities will be conducted through subsidiaries. However, the Privatization Act extends to the Company and its subsidiaries the GSE's "eligible lender" status for loan consolidation and secondary market purchases. See "Business."

    The Company and its non-GSE subsidiaries generally may not begin to make secondary market purchases of FFELP student loans for so long as the GSE is actively acquiring insured student loans. Subject to the foregoing, the Company may elect, at any time, to transfer new student loan purchase activity from the GSE to one of its non-GSE subsidiaries. Under the Higher Education Act, loans acquired after August 10, 1993 and held by the GSE are subject to a 30 basis point per annum "offset fee." The offset fee does not apply to loans held or securitized by the Company or its non-GSE subsidiaries.

    Although the GSE may not finance the activities of the Company's non-GSE subsidiaries, it may, subject to its minimum capital requirements, dividend retained earnings and surplus capital to the Company, which in turn may use such amounts to support its non-GSE subsidiaries. The GSE's charter requires that the GSE maintain a minimum capital ratio of at least 2 percent until the year 2000, and charter amendments effected by the Privatization Act require that the GSE maintain a minimum capital ratio of at least 2.25 percent thereafter. In the event that the GSE's capital falls below the applicable required level, the Company is required to supplement the GSE's capital to achieve such required level. The Privatization Act further directs that, unless and until distributed as dividends by the GSE, under no circumstances shall the assets of the GSE be available or used to pay claims or debts of or incurred by the Company.

    In exchange for the payment of $5 million to the District of Columbia Financial Responsibility and Management Assistance Authority (the "Control Board"), the Company and its other subsidiaries may continue to use the name "Sallie Mae," but not the name "Student Loan Marketing Association," as part of their legal names or as a trademark or service mark. Interim disclosure requirements in connection with securities offerings and promotional materials are required to avoid marketplace confusion regarding the separateness of the GSE and its affiliated entities. During the Wind-Down Period and until one year after repayment of all outstanding GSE debt, the "Sallie Mae" name may not be used by any Company unit that issues debt obligations or other securities to any person or entity other than the Company or its subsidiaries. In addition, the Privatization Act required the Company to issue certain warrants to purchase the Company's Common Stock (the "Warrants") to the Control Board. These provisions of the Privatization Act were part of the terms negotiated with the Administration and Congress in conjunction with the GSE's privatization. The Company issued the Warrants on August 7, 1997.

    GSE Dissolution After Reorganization. The Privatization Act provides that the GSE will liquidate and dissolve on September 30, 2008, unless an earlier dissolution is requested by the GSE and the Secretary of Education makes no finding that the GSE continues to be needed as a lender of last resort under the GSE charter or to purchase loans under certain agreements with the Secretary of Education. In connection with such dissolution, the GSE must transfer any remaining GSE obligations into a defeasance trust for the benefit of the holders of such obligations, along with cash or full faith and credit obligations of the United States, or an agency thereof, in amounts sufficient, as determined by the Secretary of the Treasury, to pay the principal and interest on the deposited obligations. As of December 31, 1997, the GSE had $381 million in current carrying value of debt obligations outstanding with maturities after September 30, 2008. If the GSE has insufficient assets to fully fund such GSE debt obligations outstanding at the time of dissolution, the Company must transfer sufficient assets to the trust to account for this shortfall. The Privatization Act also requires that on the dissolution date, the GSE shall repurchase or redeem, or make proper provisions for the repurchase or redemption of, any outstanding shares of preferred stock, of which the GSE has issued Series A and B Adjustable Rate Cumulative Preferred Stock. The Series A Preferred Stock is carried at its liquidation value of $50.00 per share for a total of $214 million and pays a variable dividend that has been at its minimum rate of 5 percent per annum for the last several years. The Series B Preferred Stock is carried at its liquidation value of $500,000 per share for a total of $100 million and pays a variable dividend that is equal to 3-month London Interbank Offered Rate ("LIBOR") plus one percent per annum divided by 1.377. Upon dissolution, the GSE charter will terminate, and any assets that the GSE continues to hold after establishment of the trust or that remain in the trust after full payment of the remaining obligations of the GSE assumed by the trust will be transferred to the Company or its affiliates, as determined by the Company's Board of Directors.

GSE Regulation

    The GSE's structure and the scope of its business activities are set forth in its charter. The charter, which is subject to review and change by Congress, sets forth certain restrictions on the GSE's business and financing activities and charges the federal government with certain oversight responsibilities with respect to these activities. The GSE's charter grants the GSE certain exemptions from federal and state laws. The GSE's charter's primary regulatory restrictions and exemptions, including certain provisions added by the Privatization Act, are summarized as follows:

         1. Seven members of the GSE's 21-member Board of Directors are appointed by the President of the United States. The other 14 members are elected by the Company as the holder of the GSE's Common Stock. The Chairman of the Board is designated by the President of the United States from among the Board's 21 members.

         2. Debt obligations issued by the GSE are exempt from state taxation to the same extent as United States government obligations. The GSE is exempt from all taxation by any state or by any county, municipality or local taxing authority except with respect to real property taxes. The GSE is not exempt from federal corporate income taxes.

         3. All stock and other securities of the GSE are deemed to be exempt securities under the laws administered by the SEC to the same extent as obligations of the United States.

         4. The GSE may conduct its business without regard to any qualification or similar statute in any state of the United States, including the District of Columbia, the Commonwealth of Puerto Rico and the territories and possessions of the United States (although the scope of the GSE's business is generally limited by its federal charter).

         5. The issuance of GSE debt obligations must be approved by the Secretary of the Treasury.

         6. The GSE is required to have its financial statements examined annually by independent certified public accountants and to submit a report of the examination to the Secretary of the Treasury. The Department of the Treasury is also authorized to conduct audits of the GSE and to otherwise monitor the GSE's financial condition. The GSE is required to submit annual reports of its operations and activities to the President of the United States and Congress. The GSE must pay up to $800,000 per year to the Department of the Treasury to cover the costs of its oversight.

         7. The GSE is subject to certain "safety and soundness" regulations, including the requirement that the GSE maintain a
                  2.00 percent capital adequacy ratio (increasing to 2.25 percent after January 1, 2000). The GSE may pay dividends only upon certification that, at the time of a dividend declaration and after giving effect to the payment of such dividend, the capital adequacy ratio is satisfied.

         8. The Secretary of Education and the Secretary of the Treasury have certain enforcement powers under the GSE's charter.

         9. A 30 basis point annual offset fee, unique to the GSE, is payable to the Secretary of Education on student loans purchased and held by the GSE on or after August 10, 1993. See "Legal Proceedings."

         10. In certain circumstances, at the request of the Secretary of Education, the GSE is required to act as a lender of last resort to make FFELP loans when other private lenders are not available. Such loans are not subject to the 30 basis point offset fee on loans held by the GSE.

Other Regulation

    Under the Higher Education Act, the GSE is an "eligible lender" for purposes only of purchasing and holding loans made by other lenders and making consolidation and lender of last resort loans. Like other participants in insured student loan programs, the Company is subject, from time to time, to review of its student loan operations by the General Accounting Office, the DOE and certain guarantee agencies. The laws relating to insured student loan programs are subject to revision from time to time and changes to such laws are beyond the Company's control. In addition, SMSC, as a servicer of student loans, is subject to certain DOE regulations regarding financial responsibility and administrative capability that govern all third party servicers of insured student loans. Failure to satisfy such standards may result in the loss of the government guarantee of FFELP loans. ESI is a broker-dealer registered with the SEC and the National Association of Securities Dealers (the "NASD") and is licensed to do business in 50 states. ESI is subject to regulation by the SEC and the NASD as a municipal security broker-dealer. HICA, a South Dakota stock insurance company, is subject to the ongoing regulatory authority of the South Dakota Division of Insurance and that of comparable governmental agencies in six other states.

Non-Discrimination and Limitations on Affiliation with Depository Institutions

    The Privatization Act also amended the Higher Education Act to provide that the GSE and any successor entity (including the Company) functioning as a secondary market for federally insured student loans may not engage, directly or indirectly, in any pattern or practice that results in a denial of a borrower's access to insured loans because of the borrower's race, sex, color, religion, national origin, age, disability status, income, attendance at a particular institution, length of a borrower's educational program or the borrower's academic year at an eligible institution.

    Pub. L. No. 104-208, the federal budget legislation of which the Privatization Act was a part, contains amendments to the Federal Deposit Insurance Act and the Federal Credit Union Act that prohibit all government-sponsored enterprises from directly or indirectly sponsoring or providing non-routine financial support to certain credit unions and depository institutions. Depository institutions are also prohibited from being affiliates of government-sponsored enterprises. Thus, neither the Company nor any of its subsidiaries may be affiliated with a depository institution until the GSE is dissolved. Most originators of insured student loans are depository institutions that qualify as "eligible lenders" under the Higher Education Act.

    As of December 31, 1997, the Company employed 4,608 employees nationwide.

Item 2.  Properties

    The following table lists the principal facilities owned by the Company:

                                                            APPROXIMATE
              LOCATION       FUNCTION                       SQUARE FEET
              --------       --------                       -----------
          Reston, VA         Operations/Headquarters          395,000
          Wilkes Barre, PA   Loan Servicing Center            135,000
          Killeen, TX        Loan Servicing Center            133,000
          Lynn Haven, FL     Loan Servicing Center            133,000
          Lawrence, KS       Loan Servicing Center             52,000

The Company leases approximately 36,800 square feet of office space for its loan servicing center in Waltham, Massachusetts, 39,100 square feet of office space for its loan servicing center in Spokane, Washington and 47,000 square feet of additional space for its loan servicing center in Lawrence, Kansas. The GSE leases approximately 254,000 square feet of office space in Washington, D.C. for its former headquarters. The Company has entered into and is currently negotiating subleases through the term of these leases, which expire in 2001, and other arrangements to terminate the GSE's obligations under these leases. With the exception of the Pennsylvania loan servicing center, none of the Company's facilities is encumbered by a mortgage. The Company believes that its headquarters and loan servicing centers are generally adequate to meet its long-term student loan and new business goals.

    The Company's principal office is located in owned space at 11600 Sallie Mae Drive, Reston, Virginia, 20193.

Item 3.  Legal Proceedings.

    The Higher Education Act imposes a 30 basis point per annum "offset fee" to student loans held by the GSE. The Secretary of Education initially interpreted the Higher Education Act to apply that fee both to loans held directly by the GSE and to loans sold by the GSE to securitization trusts. In April 1995, the Company filed suit in the U.S. District Court for the District of Columbia to challenge the constitutionality of the 30 basis point fee and the application of the fee to loans securitized by the Company. On November 16, 1995, the District Court ruled that the fee is constitutional, but that, contrary to the Secretary of Education's interpretation, the fee does not apply to securitized loans. Both the Company and the United States appealed this ruling. On January 10, 1997, the U.S. Court of Appeals for the District of Columbia Circuit struck down the Secretary of Education's interpretation, ruling that the fee applies only to loans that the GSE owns and remanding the case to the District Court with instructions to remand the matter to the Secretary of Education. In addition, the Court of Appeals upheld the constitutionality of the offset fee for loans owned by the GSE. The offset fee applies annually to the principal amount of student loans that the GSE holds and that were acquired on or after August 10, 1993.

    On April 29, 1997, U.S. District Court Judge Stanley Sporkin ordered the DOE to decide by July 31, 1997 its final position on the application of the offset fee to loans that the GSE has securitized. On July 23, 1997, the DOE decided that the 30 basis point annual offset fee that the GSE is required to pay on student loans that it owns does not apply to student loans that the GSE has securitized. Based upon this favorable determination, a contingent gain of $97 million pre-tax that had not been recognized in income through June 30, 1997 was released and recognized in income in the third quarter of 1997. All future securitization gains will be calculated without consideration of the offset fee.

    On December 19, 1996, Orange County, California filed an amended complaint against the Company in the U.S. Bankruptcy Court for the Central District of California. The case is currently pending in the U.S. District Court for the Central District of California. The complaint alleges that the Company made fraudulent representations and omitted material facts in offering circulars on various bond offerings purchased by Orange County, which contributed to Orange County's market losses and subsequent bankruptcy. The complaint seeks to hold the GSE liable for losses resulting from Orange County's bankruptcy, but does not specify the amount of damages claimed. The complaint against the Company is one of numerous cases filed by Orange County that have been coordinated for discovery purposes. Other defendants include Merrill Lynch, Morgan Stanley, KPMG Peat Marwick, Standard & Poor's and Fannie Mae. The complaint includes a claim of fraud under Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The complaint also includes counts under the California Corporations Code and a count of common law fraud. On December 24, 1997, the Company filed a motion for partial summary judgment dismissing certain of Orange County's claims. The Company believes that the complaint is without merit and intends to defend the case vigorously. At this time, management believes the impact of the lawsuit will not be material to the Company.

    In September 1996, the Company obtained a declaratory judgment against the Secretary of Education in the U.S. District Court for the District of Columbia to the effect that the Secretary erred in refusing to allow the Company to claim adjustments to Special Allowance Payments on certain FFELP loans that were required to be converted retrospectively from a fixed rate to a variable rate. On September 30, 1997 the U.S. Court of Appeals for the District of Columbia Circuit affirmed the District Court's decision granting the declaratory judgment.

Item 4.  Submission of Matters to a Vote of Security-Holders

         Nothing to report.

                                    Part II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock is listed and traded on the New York Stock Exchange under the symbol SLM. The number of holders of record of the Company's Common Stock as of March 3, 1998 was approximately 668. The following table sets forth the high and low sales prices for the Company's Common Stock for each full quarterly period within the two most recent fiscal years . The prices in this table are adjusted to reflect a 7-for-2 stock split, which was effected on January 2, 1998 as a stock dividend of five shares for every two shares outstanding.

                               COMMON STOCK PRICES

                         1st             2d            3d              4th
                       Quarter         Quarter       Quarter         Quarter
                       -------         -------       -------         -------

1996       High      $24 39/64      $23 55/64       $22            $28  5/64
           Low        18  5/64       18 55/64        19 25/32       22  5/64
1997       High       32 41/64       39 23/64        45 55/64       47 11/64
           Low        25 27/64       27  1/32        36  9/32       35  9/32

         The Company paid regular quarterly dividends of $.1143 per share on the Common Stock in each of the first three quarters of 1996, $.1257 per share for the fourth quarter of 1996 and the first three quarters of 1997 and $.14 for the fourth quarter of 1997 and the first quarter of 1998.

Item 6.  Selected Financial Data

         Reference is made to the information regarding selected financial data for the fiscal years 1993 through 1997, under the heading "Selected Financial Data 1993-1997" on page 68 of the Company's 1997 Annual Report to Shareholders, which information is included as part of Exhibit 13 and is hereby incorporated by reference in this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

         Reference is made to the information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 through 38 of the Company's 1997 Annual Report to Shareholders, which information is included as part of Exhibit 13 and is hereby incorporated by reference in this Annual Report on Form 10-K.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

         Reference is made to the information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 34 through 36 of the Company's 1997 Annual Report to Shareholders, which information is included as part of Exhibit 13 and is hereby incorporated by reference in this Annual Report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data

         Consolidated financial statements of the Company at December 31, 1997 and December 31, 1996 and for each of the three years in the period ended December 31, 1997 are included as part of Exhibit 13 and are incorporated by reference in this Annual Report on Form 10-K from the Company's 1997 Annual Report to Shareholders, on pages 39 through 64. The Report of the Independent Public Accountants on the consolidated balance sheet of the Company and its subsidiaries for the year ended December 31, 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended is included as part of Exhibit 13 and is hereby incorporated by reference in this Annual Report on Form 10-K. The Report of the Independent Public Accountants on the consolidated balance sheet of the Company and its subsidiaries for the year ended December 31, 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the two years in the period ended December 31, 1996 is filed separately as Financial Statement Schedule Number XX under Item 14 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                   Part III.

Item 10. Directors and Executive Officers of the Registrant

         The information as to the directors and executive officers of the Company set forth under the captions "PROPOSAL 1 -- ELECTION OF DIRECTORS -- Information Concerning Nominees" and "Executive Officers" in the Proxy Statement to be filed on Schedule 14A relating to the Company's Annual Meeting of Stockholders scheduled to be held on May 21, 1998 (the "Proxy Statement") is incorporated into this Report by reference.

Item 11. Executive Compensation

         The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated into this Report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information set forth under the caption "COMMON STOCK INFORMATION -- Board and Management Ownership" and "-- Principal Holders" in the Proxy Statement is incorporated into this Report by reference thereto. There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions.

         The information set forth under the caption "EXECUTIVE COMPENSATION -- Certain Transactions" in the Proxy Statement is incorporated into this Report by reference.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      1.     Financial Statements

         The financial statements listed in the accompanying index to financial statements and financial statement schedules are filed or incorporated by reference as part of this annual report.

                  2.     Financial Statement Schedules

Schedule
Number                        Description
------                        -----------
XX                            Separate Report
                              of Predecessor
                              Accountant

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                  3.     Exhibits

         The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

         (b)      Reports on Form 8-K.

         The Company filed the following Current Reports on Form 8-K during the fourth quarter of 1997:

DATE                 ITEMS REPORTED                                   FINANCIAL STATEMENTS
----                 --------------                                   --------------------
10/21/97             Amendment to Current                             The financial statements of the
                     Report on Form 8-K filed                         GSE for the periods specified
                     by the Company on                                in 17 C.F.R. ss.210-3.05
                     August 14, 1997 (which reported
                     the reorganization of the GSE into a wholly
                     owned subsidiary of the Company pursuant to
                     the Privatization Act)

10/29/97             Change in the Company's                          None
                     Certifying Accountant

(c)      Exhibits.

          *2 Agreement and Plan of Reorganization by and among the Student Loan Marketing Association, SLM Holding Corporation, and Sallie Mae Merger Company.

         **3.1    Amended and Restated Certificate of Incorporation of the
                  Registrant

         **3.2    By-Laws of the Registrant

         **4      Warrant Certificate No. W-2, dated as of August 7, 1997

         *10.1    Board of Director's Restricted Stock Plan

         *10.2    Board of Director's Stock Option Plan

         *10.3    Deferred Compensation Plan for Directors

         *10.4    Incentive Performance Plan

         *10.5    Stock Compensation Plan

         *10.6    1993-1998 Stock Option Plan

         *10.7    Supplemental Pension Plan

         *10.8 Supplemental Employees' Thrift & Savings Plan (Sallie Mae 401(K) Supplemental Savings Plan)

         +13 Portions of the Annual Report to Shareholders for fiscal year ended December 31, 1997 expressly incorporated by reference herein.

         -21      Subsidiaries of the Registrant

         +23.1    Consent of Ernst & Young LLP

         +23.2    Consent of Arthur Andersen LLP

         +27      Financial Data Schedule
-----------------------------------
 * Incorporated by reference to the correspondingly numbered exhibits to the Registrant's Registration Statement on Form S-4, as amended (File
    No. 333-21217)
** Incorporated by reference to the correspondingly numbered exhibits to the Registrant's Registration on Form S-1 (File No. 333-38391)
 +  Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 27, 1998

                                            SLM HOLDING CORPORATION



                                            By:    /s/ ALBERT L. LORD
                                                ----------------------------

                                            Name:  Albert L. Lord

                                            Title: Chief Executive Officer

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

SIGNATURE                                       TITLE                                   DATE
---------                                       -----                                   ----
/S/ ALBERT L. LORD                              Chief Executive Officer                 March 27, 1998
------------------                              (Principal Executive Officer)
Albert L. Lord

/S/ MARK G. OVEREND                             Chief Financial Officer                 March 27, 1998
-------------------                             (Principal Financial and
Mark G. Overend                                 Accounting Officer)


/S/ EDWARD A. FOX                               Chairman of the Board                   March 27, 1998
-----------------                               of Directors
Edward A. Fox

/S/ JAMES E. BRANDON                            Director                                March 27, 1998
--------------------
James E. Brandon

/S/ CHARLES L. DALEY                            Director                                March 27, 1998
--------------------
Charles L. Daley

/S/ THOMAS J. FITZPATRICK                       Director                                March 27, 1998
-------------------------
Thomas J. Fitzpatrick

/S/ DIANE SUITT GILLELAND                       Director                                March 27, 1998
-------------------------
Diane Suitt Gilleland

SIGNATURE                                       TITLE                                   DATE
---------                                       -----                                   ----
/S/ ANN TORRE GRANT                             Director                                March 27, 1998
-------------------
Ann Torre Grant

/S/ RONALD F. HUNT                              Director                                March 27, 1998
------------------
Ronald F. Hunt

/S/ BENJAMIN J. LAMBERT, III                    Director                                March 27, 1998
----------------------------
Benjamin J. Lambert, III

/S/ MARIE V. McDEMMOND                          Director                                March 27, 1998
----------------------
Marie V. McDemmond

/S/ BARRY A. MUNITZ                             Director                                March 27, 1998
-------------------
Barry A. Munitz

/S/ A. ALEXANDER PORTER                         Director                                March 27, 1998
-----------------------
A. Alexander Porter

/S/ WOLFGANG SCHOELLKOPF                        Director                                March 27, 1998
------------------------
Wolfgang Schoellkopf

/S/ STEVEN L. SHAPIRO                           Director                                March 27, 1998
---------------------
Steven L. Shapiro

/S/ RANDOLPH H. WATERFIELD, JR.                 Director                                March 27, 1998
------------------------------
Randolph H. Waterfield, Jr.

                                                                     Schedule XX


The Board of Directors and Stockholders
    SLM Holding Corporation

    We have audited the accompanying consolidated balance sheets of SLM Holding Corporation at December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SLM Holding Corporation at December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

    As discussed in Note 2, the Company's financial statements for 1995 have been restated to reflect a change in its method of accounting for student loan income.

Washington, D.C.                                     /s/ Ernst & Young LLP
January 13, 1997, except as to the
eighteenth and nineteenth paragraphs of Note 2,
which is as of April 7, 1997

                                   Appendix A

                    THE FEDERAL FAMILY EDUCATION LOAN PROGRAM

General

    The Federal Family Education Loan Program ("FFELP") (formerly the Guaranteed Student Loan Program ("GSLP")) under Title IV of the Higher Education Act (the "Act") provides for loans to be made to students or parents of dependent students enrolled in eligible institutions to finance a portion of the costs of attending school. If a borrower defaults on a student loan, becomes totally or permanently disabled, dies, files for bankruptcy or attends a school that closes prior to the student earning a degree, or if the applicable education institution falsely certifies the borrower's eligibility for a federally insured student loan (collectively "insurance triggers"), the holder of the loan (which must be an eligible lender) may file a claim with the applicable state or private nonprofit guarantee agency (each a "Guarantee Agency"). Provided that the loan has been properly originated and serviced, the Guarantee Agency pays the holder all or a portion of the unpaid principal balance on the loan as well as accrued interest ("Guarantee Payments"). Origination and servicing requirements, as well as procedures to cure deficiencies, are established by the U.S. Department of Education (the "Department") and the various Guarantee Agencies.

    Under the FFELP, payment of principal and interest with respect to the student loans is guaranteed against default, death, bankruptcy or disability of the applicable borrower by the applicable Guarantee Agency. As described herein, the guarantee agencies are entitled, subject to certain conditions, to be reimbursed for all or a portion of Guarantee Payments they make by the Department pursuant to a program of federal reinsurance under the Act. See "-- Guarantee Agencies".

    Guarantee Agencies enter into reinsurance agreements with the Secretary of Education pursuant to which the Secretary agrees to reimburse the Guarantee Agency for all or a portion of the amount expended by the Guarantee Agency in discharge of its guarantee obligation with respect to default claims provided the loans have been properly originated and serviced. Except for claims resulting from death, disability or bankruptcy of a borrower or where the school the borrower attended closed or the borrower's eligibility was falsely certified, in which cases the Secretary pays the full amount of the claim, the amount of reinsurance depends on the default experience of the Guarantee Agency. See "-- Federal Insurance and Reinsurance of Guarantee Agencies".

    In the event of a shortfall between the amounts of claims paid to holders of defaulted loans and reinsurance payments from the federal government, Guarantee Agencies pay the claims from their reserves. These reserves come from four principal sources: insurance premiums they charge on student loans (currently up to 1 percent of loan principal), administrative cost allowances from the Department (payment of which is currently discretionary on the part of the Department)1, debt collection activities (generally, the Guarantee Agency may retain 27 percent of its collections on defaulted student loans), and investment income from reserve funds. Claims which a Guarantee Agency is financially unable to pay will be paid by the Secretary or transferred to a financially sound Guarantee Agency, if the Secretary makes the necessary determination that the guarantor is financially unable to pay.

    Several types of guaranteed student loans are currently authorized under the
Act: (i) loans to students who pass certain financial need tests ("Subsidized Stafford Loans"); (ii) loans to students who do not pass the Stafford need tests or who need additional loans to supplement their Subsidized Stafford Loans ("Unsubsidized Stafford Loans"); (iii) loans to parents of students ("PLUS Loans") who are dependents and whose need exceed the financing available from Subsidized Stafford Loans and/or Unsubsidized Stafford Loans; and (iv) loans to consolidate the borrower's obligations under various federally authorized student loan programs into a single loan ("Consolidation Loans"). Prior to July 1, 1994 the Act also permitted loans to graduate and professional students and independent undergraduate students and, under certain circumstances, dependent undergraduate students who needed additional loans to supplement their Subsidized Stafford Loans ("Supplemental Loans to Students" or "SLS Loans").

    The FFELP is subject to statutory and regulatory revision from time to time. The most recent significant revisions are contained in the Higher Education Amendments of 1992 ("the 1992 Amendments"), the Omnibus Budget Reconciliation Act of 1993 ("the 1993 Act") and the "Higher Education Technical Amendments of 1993" (the "Technical Amendments"). As part of the 1992 Amendments the name of the Guaranteed Student Loan Program was changed to the FFELP. The 1993 Act contains significant changes to the FFELP and creates a direct loan program funded directly by the U.S. Department of Treasury (each loan under such program, a "Federal Direct Student Loan").

    Following enactment of the 1992 Amendments, Subsidized Stafford Loans, Unsubsidized Stafford Loans, PLUS Loans and Consolidation Loans are officially referred to as "Federal Stafford Loans," "Federal Unsubsidized Stafford Loans," "Federal PLUS Loans" and "Federal Consolidation Loans," respectively.

    The description and summaries of the Act, the FFELP, the Guarantee Agreements and the other statutes and regulations referred to in this report not purport to be comprehensive, and are qualified in their entirety by reference to each such statute or regulation. The Act is codified at 20 U.S.C. ss.1071 et seq., and the regulations promulgated thereunder can be found at 34 C.F.R. Part
682. There can be no assurance that future amendments or modifications will not materially change any of the terms or provisions of the programs described in this report of the statutes and regulations implementing these programs.



--------------
1 The Fiscal Year 1996 Omnibus Appropriations Act provided that for the 1995
  1996 federal fiscal years, the Secretary must pay an administrative cost allowance to guaranty agencies equal to .085 percent of each agency's loan originations.

Legislative and Administrative Matters

    The Act was amended by enactment of the 1992 Amendments, the general provisions of which became effective on July 23, 1992 and which extend the principal provisions of the FFELP to September 30, 1998 (or in the case of borrowers who have received loans prior to that date, September 30, 2002, except that authority to make Consolidation Loans expires on September 30, 1998). The Technical Amendments became effective on December 20, 1993.

    The 1993 Act, effective on August 10, 1993, implements a number of changes to the federal guaranteed student loan programs, including imposing on lenders or holders of guaranteed student loans certain fees, providing for 2 percent lender risk sharing, reducing interest rates and Special Allowance Payments for certain loans, effectively reducing the interest payable to holders of Consolidation Loans and affecting the Department's financial assistance to Guarantee Agencies, including by reducing the percentage of claims the Department will reimburse Guarantee Agencies and reducing more substantially the premiums and default collections that Guarantee Agencies are entitled to receive and/or retain. In addition, such legislation also contemplates replacement of at least 60 percent of the federal guaranteed student loan programs with direct lending by the Department by the 1998-99 academic year.

Eligible Lenders, Students and Institutions

    Lenders eligible to make and/or hold loans under the FFELP generally include banks, savings and loan associations, credit unions, pension funds, insurance companies and, under certain conditions, schools and guarantee agencies. Sallie Mae is an eligible lender for making Consolidation Loans and as a lender of last resort and for holding FFELP loans.

    A FFELP loan may be made only to qualified borrowers. Generally a qualified borrower is an individual or parent of an individual who (a) has been accepted for enrollment or is enrolled and is maintaining satisfactory progress at an eligible institution, (b) is carrying or will carry at least one-half of the normal full-time academic workload for the course of study the student is pursuing, as determined by such institution, (c) has agreed to notify promptly the holder of the loan of any address change and (d) meets the applicable "need" requirements for the particular loan program. Each loan is to be evidenced by an unsecured promissory note signed by the qualified borrower.

    Eligible institutions are post-secondary schools which meet the requirements set forth in the Act. They include institutions of higher education, proprietary institutions of higher education and post-secondary vocational institutions. With specified exceptions, institutions are excluded from consideration as eligible institutions if the institution (i) offers more than 50 percent of its courses by correspondence; (ii) enrolls 50 percent or more of its students in correspondence courses; (iii) has a student enrollment in which more than 25 percent of the students are incarcerated; or (iv) has a student enrollment in which more than 50 percent of the students are admitted without a high school diploma or its equivalent on the basis of their ability to benefit from the education provided (as defined by statute and regulation). Further, schools are specifically excluded from participation if (i) the institution has filed for bankruptcy or (ii) the institution, the owner or its chief executive officer, has been convicted or pleaded nolo contendere or guilty to a crime involving the acquisition, use or expenditure of federal student aid funds, or has been judicially determined to have committed fraud involving funds under the student aid program. In order to participate in the program, the eligibility of a school must be approved by the Department under standards established by regulation.

Financial Need Analysis

    Student loans may generally be made in amounts, subject to certain limits and conditions, to cover the student's estimated costs of attendance, including tuition and fees, books, supplies, room and board, transportation and miscellaneous personal expenses (as determined by the institution). Each borrower must undergo a need analysis, which requires the borrower to submit a need analysis form which is forwarded to the federal central processor. The central processor evaluates the parents' and student's financial condition under federal guidelines and calculates the amount that the student and/or the family is expected to contribute towards the student's cost of education (the "family contribution"). After receiving information on the family contribution, the institution then subtracts the family contribution from its cost of attendance to determine the student's eligibility for grants, Subsidized Stafford Loans and work assistance. The difference between (a) the sum of the (i) amount of grants,
(ii) the amount earned through work assistance and (iii) the amount of Subsidized Stafford Loans for which the borrower is eligible and (b) the student's estimated cost of attendance (the "Unmet Need") may be borrowed through Unsubsidized Stafford Loans. Parents may finance the family contribution amount through their own resources or through PLUS Loans.

Special Allowance Payments

    The Act provides for quarterly special allowance payments ("Special Allowance Payments") to be made by the Department to holders of student loans to the extent necessary to ensure that such holder receives at least a specified market interest rate of return on such loans. The rates for Special Allowance Payments are based on formulas that differ according to the type of loan and the date the loan was originally made or insured. A Special Allowance Payment is made for each of the 3-month periods ending March 31, June 30, September 30, and December 31. The Special Allowance Payments equal the average unpaid principal balance (including interest permitted to be capitalized) of all eligible loans held by such holder during such period multiplied by the special allowance percentage. The special allowance percentage shall be computed by (i) determining the average of the bond equivalent rates of 91-day Treasury bills auctioned for such 3-month period, (ii) subtracting the applicable borrower interest rate on such loans from such average, (iii) adding the applicable Special Allowance Margin (defined below) to the resultant percentage, and (iv) dividing the resultant percentage by 4.

          Date of Disbursement         Special Allowance Margin
          --------------------         ------------------------
          Prior to 10/17/86....        3.50%
          10/17/86-9/30/92.....        3.25%
          10/01/92-6/30/95.....        3.10%
          7/1/95-6/30/98.......        2.50% (Subsidized and Unsubsidized
                                       Stafford Loans, in school, grace or
                                       deferment) 3.10% (Subsidized and
                                       Unsubsidized Stafford Loans, in repayment and all other loans)

    Special Allowance Payments are available on variable rate PLUS Loans and SLS Loans as described below under "PLUS and SLS Loan Programs" only to cover any amount by which the variable rate, which is reset annually based on the 52-week Treasury Bill, would exceed the applicable maximum rate.

    As part of the amendments made to the Act by the Omnibus Budget Reconciliation Act of 1993, the method for calculating borrower interest and special allowance payment is scheduled to be altered for loans made on or after July 1, 1998. As of that date, the borrower interest rate on Stafford Loans and Unsubsidized Stafford Loans will be established annually at the "bond equivalent rate of the securities with the comparable maturity", as determined by the Secretary of Education, plus 1.0 percent. This rate will apply for loans both during the in-school and repayment periods. For PLUS loans, the rate will be the same, except that 2.10 percent will be added to the rate basis. Special allowance payments on these loans will be paid at the "bond equivalent rate of the securities with comparable maturities" plus 1.0 percent and reset at intervals established by the Secretary of Education. The Secretary of Education has yet to issue formal guidance on the rate basis or on the method or timing of special allowance payments for these loans.

Origination Fees

    The eligible lender charges borrowers an origination fee, which in turn is passed on to the federal government, on Subsidized and Unsubsidized Stafford Loans and PLUS Loans equal to 3 percent of the principal balance of each loan. The amount of the origination fee may be deducted from each disbursement pursuant to a loan on a pro rata basis. No origination fee is paid on Consolidation Loans.

    Lenders must refund all origination fees attributable to a disbursement that was returned to the lender by the school or repaid or not delivered within 120 days of the disbursement. Such origination fees must be refunded by crediting the borrower's loan balance with the applicable lender.

Stafford Loans

    The Act provides for (i) federal insurance or reinsurance of Subsidized Stafford Loans made by eligible lenders to qualified students, (ii) federal interest subsidy payments on certain eligible Subsidized Stafford Loans to be paid by the Department to holders of the loans in lieu of the borrower making interest payments ("Interest Subsidy Payments"), and (iii) Special Allowance Payments representing an additional subsidy paid by the Department to the holders of eligible Subsidized Stafford Loans (collectively referred to herein as "Federal Assistance").

    Subsidized Stafford Loans are loans under the FFELP that may be made, based on need, only to post-secondary students accepted or enrolled in good standing at an eligible institution who are carrying at least one-half the normal full-time course load at that institution. The Act limits the amount a student can borrow in any academic year and the amount he or she can have outstanding in the aggregate. The following chart sets forth the historic loan limits.

                              MAXIMUM LOAN AMOUNTS
                          Federal Stafford Loan Program

                                                          All
                                                      Students(1)           Independent
                                                    --------------          Students(3)
                                                                     ------------------------
                                                      Base Amount
                                                    Subsidized and    Additional
                                        Subsidized   Unsubsidized    Unsubsidized
                             Subsidized on or after   on or after     only on or       Total
  Borrower's Academic Level  Pre-1/1/87   1/1/87       7/7/93(2)     after 7/1/94     Amount
  -------------------------  ----------   ------       ---------     ------------     ------
Undergraduate (per year)
1st year...................   $  2,500    $ 2,625      $  2,625        $  4,000      $  6,625
2nd year...................   $  2,500    $ 2,625      $  3,500        $  4,000      $  7,500
3rd year & above...........   $  2,500    $ 4,000      $  5,500        $  5,000      $ 10,500
Graduate (per year)........   $  5,000    $ 7,500      $  8,500        $ 10,000      $ 18,500
Aggregate Limit
  Undergraduate............   $ 12,500    $17,250      $ 23,000        $ 23,000      $ 46,000
  Graduate (including
     undergraduate)........   $ 25,000    $54,750      $ 65,500        $ 73,000      $138,500

----------
(1) The loan limits are inclusive of both Federal Stafford Loans and Federal Direct Student Loans.

(2) These amounts represent the combined maximum loan amount per year for Subsidized and Unsubsidized Stafford Loans. Accordingly, the maximum amount that a student may borrow under an Unsubsidized Loan is the difference between the combined maximum loan amount and the amount the student received in the form of a Subsidized Loan.

(3) Independent undergraduate students, graduate students or professional students may borrow these additional amounts. In addition, dependent undergraduate students may also receive these additional loan amounts if the parents of such students are unable to provide the family contribution amount and it is unlikely that the student's parents will qualify for a Federal PLUS Loan.

(4) Some graduate health profession students otherwise eligible to borrow under HEAL may be entitled to increase unsubsidized loan limits not to exceed HEAL statutory limits for each course of study per academic year.

    The interest rate paid by borrowers on a Subsidized Stafford Loan is dependent on the date of the loan except for loans made prior to October 1, 1992, whose interest rate depends on any outstanding borrowings of that borrower as of such date. The rate for variable rate Subsidized Stafford Loans applicable for any 12-month period beginning on July 1 and ending on June 30, is determined on the preceding June 1 and is equal to the lesser of (a) the applicable Maximum Rate or, (b) the sum of (i) the bond equivalent rate of 91-day Treasury bills auctioned at the final auction held prior to such June 1, and (ii) the applicable Interest Rate Margin.

                            Subsidized Stafford Loans

       Date of Disbursement     Borrower Rate             Maximum Rate           Interest Rate Margin
      ---------------------  ------------------     -----------------------  ---------------------------
      09/13/83-06/30/88....  8%                              8.00%
      07/01/88-09/30/92....  8% for 48 months;       8.00% for 48 months,                  3.25%
                             thereafter, 91-Day             then 10%
                             Treasury +
                             Interest Rate Margin
      10/01/92-06/30/94....  91-Day Treasury +               9.00%                         3.10%
                             Interest Rate Margin

       Date of Disbursement     Borrower Rate             Maximum Rate           Interest Rate Margin
      ---------------------  ------------------     -----------------------  ---------------------------
      07/01/94-06/30/95....  91-Day Treasury +               8.25%                         3.10%
                             Interest Rate Margin
      07/01/95-06/30/98....  91-Day Treasury +               8.25%                   2.50% (in school,
                             Interest Rate Margin                                  grace, or deferment)
                                                                                   3.10% (in repayment)
      After 07/01/98.......  The bond equivalent             8.25%                          1.0%
                             rate of the
                             securities with a
                             comparable maturity
                             as established by
                             the Secretary +
                             Interest Rate Margin

    The Technical Amendments provide that, for fixed rate loans made on or after July 23, 1992 and for certain loans made to new borrowers on or after July 1, 1988, the lender must convert the loan to a variable rate loan capped at the interest rate existing prior to the conversion. This conversion must have been completed by January 1, 1995.

    Holders of Subsidized Stafford Loans are eligible to receive Special Allowance Payments. The Department is responsible for paying interest on Subsidized Stafford Loans while the borrower is a qualified student, during a grace period or during certain deferment periods. The Department makes quarterly Interest Subsidy Payments to the owner of Subsidized Stafford Loans in the amount of interest accruing on the unpaid balance thereof prior to the commencement of repayment or during any deferment periods. The Act provides that the owner of an eligible Subsidized Stafford Loan shall be deemed to have a contractual right against the United States to receive Interest Subsidy Payments (and Special Allowance Payments) in accordance with its provisions. Receipt of Interest Subsidy Payments and Special Allowance Payments is conditioned on compliance with the requirements of the Act and continued eligibility of such loan for federal reinsurance.

    Interest Subsidy Payments and Special Allowance Payments are generally received within 45 days to 60 days after the end of any given calendar quarter (provided that the applicable claim form is properly filed with the Department), although there can be no assurance that such payments will in fact be received from the Department within that period.

    Repayment of principal on a Subsidized or Unsubsidized Stafford Loan typically does not commence while a student remains a qualified student, but generally begins upon expiration of the applicable grace period, as described below. Any borrower may voluntarily prepay without premium or penalty any loan and in connection therewith may waive any grace period or deferment period. In general, each loan must be scheduled for repayment over a period of not more than ten years after the commencement of repayment. The Act currently requires minimum annual payments of $600 including principal and interest, unless the borrower and the lender agree to lesser payments. As of July 1, 1995, lenders are required to offer borrowers a choice among standard, graduated and income-sensitive repayment schedules. These repayment options must be offered to all new borrowers who enter repayment on or after July 1, 1995. If a borrower fails to elect a particular repayment schedule or fails to submit the documentation necessary for the option the borrower chooses, the standard repayment schedule is used.

    Repayment of principal on a Subsidized Stafford Loan must generally commence following a period of (a) not less than 9 months or more than 12 months (with respect to loans for which the applicable interest rate is 7 percent per annum) and (b) not more than 6 months (with respect to loans for which the applicable interest rate is 9 percent per annum or 8 percent per annum and for loans to first time borrowers on or after July 1, 1988) after the borrower ceases to pursue at least a half-time course of study (a "Grace Period"). However, during certain other periods (each a "Deferment Period") and subject to certain conditions, no principal repayments need be made, including periods when the student has returned to an eligible educational institution on a full-time (or in certain cases half time) basis or is pursuing studies pursuant to an approved graduate fellowship program, or when the student is a member of the Armed Forces or a volunteer under the Peace Corps Act or the Domestic Volunteer Service Act of 1973, or when the borrower is temporarily or totally disabled, or periods during which the borrower may defer principal payments because of temporary financial hardship. For new borrowers to whom loans are first disbursed on or after July 1, 1993, payment of principal may be deferred only while the borrower is at least a half-time student or is in an approved graduate fellowship program or is enrolled in a rehabilitation program, or when the borrower is seeking but unable to find full-time employment, or when for any reason the lender determines that payment of principal will cause the borrower economic hardship; in the case of unemployment or economic hardship the deferment is subject to a maximum deferment period of three years. The 1992 Amendments also require forbearance of loans in certain circumstances and permit forbearance of loans in certain other circumstances (each such period, a "Forbearance Period").

    The Unsubsidized Stafford Loan program created under the 1992 Amendments is designed for students who do not qualify for Subsidized Stafford Loans and for independent graduate and professional students whose Unmet Need exceeds what they can borrow under the Subsidized Stafford Loan Program. The basic requirements for Unsubsidized Stafford Loans are essentially the same as those for the Subsidized Stafford Loans, including with respect to provisions governing the interest rate, the annual loan limits and the Special Allowance Payments. The terms of the Unsubsidized Stafford Loans, however, differ in some respects. The federal government does not make Interest Subsidy Payments on Unsubsidized Stafford Loans. The borrower must either pay interest on a periodic basis beginning 60 days after the time the loan is disbursed or capitalize the interest that accrues until repayment begins. Effective July 1, 1994, the maximum insurance premium was set at 1 percent. Subject to the same loan limits established for Subsidized Stafford Loans, the student may borrow up to the amount of such student's Unmet Need. Lenders are authorized to make Unsubsidized Stafford Loans applicable for periods of enrollment beginning on or after October 1, 1992.

PLUS and SLS Loan Programs

    The Act also provides for the PLUS Program. The Act authorizes PLUS Loans to be made to parents of eligible dependent students. The 1993 Act eliminated the SLS Program after July 1, 1994.

    The PLUS program permits parents of dependent students to borrow an amount equal to each student's Unmet Need. Under the former SLS program, independent graduate or professional school students and certain dependent undergraduate students were permitted to borrow subject to the same loan limitations.

    The first payment of principal and interest is due within 60 days of full disbursement of the loan except for borrowers eligible for deferment who may defer principal and interest payments while eligible for deferment; deferred interest is then capitalized periodically or at the end of the deferment period under specific arrangements with the borrower. The maximum repayment term is 10 years. PLUS and SLS loans carry no in-school interest subsidy.

    The interest rate determination for a PLUS or SLS loan is dependent on when the loan was originally made or disbursed. Some PLUS or SLS loans carry a variable rate. The rate varies annually for each 12-month period beginning on July 1 and ending on June 30. The variable rate is determined on the preceding June 1 and is equal to the lesser of (a) the applicable Maximum Rate or (b) the sum of (i) the bond equivalent rate of 52-week Treasury bills auctioned at the final auction held prior to such June 1, and (ii) the applicable Interest Rate Margin as set forth below.

                                 PLUS/SLS Loans

               Date of Disbursement       Borrower Rate           Maximum Rate   Interest Rate Margin
             -----------------------   ------------------        --------------  --------------------
             Prior to 10/01/81......   9%                               9%
             10/01/81-10/31/82......   14%                             14%
             11/01/82-06/30/87......   12%                             12%
             07/01/87-09/30/92......   52-Week Treasury +              12%            3.25%
                                       Interest Rate Margin
             10/01/92-06/30/94......   52-Week Treasury +         PLUS 10%            3.10%
                                       Interest Rate Margin        SLS 11%
             After 06/30/94
              (SLS repealed 07/01/94   52-Week Treasury +               9%            3.10%
                                       Interest Rate Margin

    A holder of a PLUS or SLS loan is eligible to receive Special Allowance Payments during any such 12-month period if (a) the sum of (i) the bond equivalent rate of 52-week Treasury bills auctioned at the final auction held prior to such June 1, and (ii) the Interest Rate Margin, exceeds (b) the Maximum Rate.

The Consolidation Loan Program

    The Act authorizes a program under which certain borrowers may consolidate their various student loans into Consolidation Loans which will be insured and reinsured to the same extent as other loans made under the FFELP. Under this program, a lender may make a Consolidation Loan only if (a) such lender holds one of the borrower's outstanding student loans that is selected for consolidation, or (b) the borrower has unsuccessfully sought a Consolidation Loan from the holders of the Student Loans selected for consolidation.

    Consolidation Loans are made in an amount sufficient to pay outstanding principal and accrued unpaid interest and late charges on all FFELP loans, as well as loans made pursuant to various other federal student loan programs, which were selected by the borrower for consolidation. The unpaid principal balance of a Consolidation Loan made prior to July 1, 1994 bears interest at a rate not less than 9 percent. The interest rate on a Consolidation Loan made on or after July 1, 1994 is equal to the weighted average of the interest rates on the loans selected for consolidation, rounded upward to the nearest whole percent. The holder of a Consolidation Loan made on or after October 1, 1993 must pay the Secretary a monthly rebate fee calculated on an annual basis equal to 1.05 percent of the principal plus accrued unpaid interest on any such loan.

    The repayment term under a Consolidation Loan varies depending upon the aggregate amount of the loans being consolidated. In no case may the repayment term exceed 30 years. A Consolidation Loan is evidenced by an unsecured promissory note and entitles the borrower to prepay the loan, in whole or in part, without penalty.

Guarantee Agencies

    The Act authorizes Guarantee Agencies to support education financing and credit needs of students at post-secondary schools. Under various programs throughout the United States, Guarantee Agencies insure student loans. The Guarantee Agencies are reinsured by the federal government for 80 percent to 100 percent of claims paid, depending on their claims experience for loans disbursed prior to October 1, 1993 and for 78 percent to 98 percent of claims paid for loans disbursed on or after October 1, 1993.

    Guarantee Agencies collect a one-time insurance fee of up to 1 percent of the principal amount of each loan, other than Consolidation Loans, that the agency guarantees.

    The Guarantee Agencies generally guarantee loans for students attending institutions in their particular state or region or for residents of their particular state or region attending schools in another state. Certain Guarantee Agencies have been designated as the Guarantee Agency for more than one state. Some Guarantee Agencies contract with other entities to administer their guarantee agency programs.

Federal Insurance and Reinsurance of Guarantee Agencies

    A student loan is considered to be in default for purposes of the Act when the borrower fails to make an installment payment when due, or to comply with other terms of the loan, and if the failure persists for 180 days in the case of a loan repayable in monthly installments or for 240 days in the case of a loan repayable in less frequent installments.

    If the loan is guaranteed by a Guarantee Agency, the eligible lender is reimbursed by the Guarantee Agency for 100 percent (98 percent for loans disbursed on or after October 1, 1993) of the unpaid principal balance of the loan plus accrued interest on any loan defaulted so long as the eligible lender has properly originated and serviced such loan. Under certain circumstances a loan deemed ineligible for reimbursement may be restored to eligibility.

    Under the Act, the Department enters into a reinsurance agreement with each Guarantee Agency, which provides for federal reinsurance of amounts paid to eligible lenders by the Guarantee Agency. Pursuant to such agreements, the Department agrees to reimburse a Guarantee Agency for 100 percent of the amounts expended in connection with a claim resulting from the death, bankruptcy, or total and permanent disability of a borrower, the death of a student whose parent is the borrower of a PLUS Loan, or claims by borrowers who received loans on or after January 1, 1986 and who are unable to complete the programs in which they are enrolled due to school closure, or borrowers whose borrowing eligibility was falsely certified by the eligible institution; such claims are not included in calculating a Guaranty Agency's claims experience for federal reinsurance purposes, as set forth below. The Department is also required to repay the unpaid balance of any loan if collection is stayed under the Bankruptcy Code, and is authorized to acquire the loans of borrowers who are at high risk of default and who request an alternative repayment option from the Department.

    With respect to FFELP loans in default, the Department is required to pay the applicable Guarantee Agency a certain percentage ("Reinsurance Rate") of the amount such agency paid pursuant to default claims filed by the lender on a reinsured loan. The amount of such Reinsurance Rate is subject to specified reductions when the total reinsurance claims paid by the Department to a Guarantee Agency during a fiscal year equals or exceeds 5 percent of the aggregate original principal amount of FFELP loans guaranteed by such agency that are in repayment on the last day of the prior fiscal year. Accordingly, the amount of the reinsurance payment received by the Guarantee Agency may vary. The Reinsurance Rates are set forth in the following table.

   Guarantee Agency's
    claims experience             Applicable Reinsurance Rate
  --------------------  -------------------------------------------------
  0% up to 5%........   98% (100% for loans disbursed before Oct. 1, 1993)
  5% up to 9%........   88% (90% for loans disbursed before Oct. 1, 1993)
  9% and over........   78% (80% for loans disbursed before Oct. 1, 1993)

----------

    The claims experience is not cumulative. Rather, the claims experience for any given Guarantee Agency is determined solely on the basis of claims for any one federal fiscal year compared with the original principal amount of loans in repayment at the beginning of that year.

    The 1992 Amendments addressed industry concerns regarding the Department's commitment to providing support in the event of Guarantee Agency failures. Pursuant to the 1992 Amendments, Guarantee Agencies are required to maintain specified reserve fund levels. Such levels are defined as 0.5 percent of the total attributable amount of all outstanding loans guaranteed by the agency for the fiscal year of the agency that begins in 1993, 0.7 percent for the agency's fiscal year beginning in 1994, 0.9 percent for the agency's fiscal year beginning in 1995, and 1.1 percent for the agency's fiscal year beginning on or after January 1, 1996. If (i) the Guarantee Agency fails to achieve the minimum reserve level in any two consecutive years, (ii) the Guarantee Agency's federal reimbursements are reduced to 80 percent (or 78 percent after October 1, 1993) or (iii) the Department determines the Guarantee Agency's administrative or financial condition jeopardizes its continued ability to perform its responsibilities, the Department must require the Guarantee Agency to submit and implement a management plan to address the deficiencies. The Department may terminate the Guarantee Agency's agreements with the Department if the Guarantee Agency fails to submit the required plan, or fails to improve its administrative or financial condition substantially, or if the Department determines the Guarantee Agency is in danger of financial collapse. In such event, the Department is authorized to undertake specified actions to assure the continued payment of claims, including making advances to guarantee agencies to cover immediate cash needs, transferring of guarantees to another Guarantee Agency, or transfer of guarantees to the Department itself.

    The Act provides that, subject to compliance with the Act, the full faith and credit of the United States is pledged to the payment of federal reinsurance claims. It further provides that Guarantee Agencies are deemed to have a contractual right against the United States to receive reinsurance in accordance with its provisions. In addition, the 1992 Amendments provide that if the Department determines that a Guarantee Agency is unable to meet its insurance obligations, holders of loans may submit insurance claims directly to the Department until such time as the obligations are transferred to a new Guarantee Agency capable of meeting such obligations or until a successor Guarantee Agency assumes such obligations. There can be no assurance that the Department would under any given circumstances assume such obligation to assure satisfaction of a guarantee obligation by exercising its right to terminate a reimbursement agreement with a Guarantee Agency or by making a determination that such Guarantee Agency is unable to meet its guarantee obligations.

    Lastly, the 1993 Act provides the Secretary of Education with broad authority to manage the finances and affairs of Guarantee Agencies. In general, the Act provides that agency reserve funds are federal property and may be taken by the Secretary if he determines such action is in the best interests of the loan program. Also, the Secretary has broad authority to terminate a Guarantee Agency's reinsurance agreement with the Department.

    Within each fiscal year, the applicable Reinsurance Rate steps down incrementally with respect to claims made only after the claims experience thresholds are reached.