Form 10-Q
period 1998-03-31
SLM HOLDING CORP
filed 1998-05-15
CIK 1032033

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM               TO

               (AMENDED BY EXCH ACT REL NO. 312905. EFF 4/26/93.)
                       COMMISSION FILE NUMBER: 001-13251
                            ------------------------

                            SLM HOLDING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                  52-2013874
             (State or other jurisdiction of                                   (I.R.S. Employer
             incorporation or organization)                                   Identification No.)

        11600 SALLIE MAE DRIVE, RESTON, VIRGINIA                                     20193
        (Address of principal executive offices)                                  (Zip Code)

       Registrant's telephone number, including area code: (703) 810-3000
                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    CLASS                              OUTSTANDING AT MARCH 31, 1998
                    -----                              -----------------------------
         Common Stock, $.20 par value                        170,020,683 shares

================================================================================

                            SLM HOLDING CORPORATION
                                   FORM 10-Q
                                     INDEX
                                 MARCH 31, 1998

                                                              PAGE
                                                              ----
PART I FINANCIAL INFORMATION
  Item 1. Financial Statements..............................    3
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    9
PART II OTHER INFORMATION
  Item 1. Legal Proceedings.................................   23
  Item 2. Changes in Securities.............................   23
  Item 3. Defaults Upon Senior Securities...................   23
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   23
  Item 5. Other Information.................................   23
  Item 6. Exhibits and Reports on Form 8-K..................   23
SIGNATURES..................................................   24

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SLM HOLDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
     Insured student loans purchased........................  $25,376,258    $27,592,714
     Student loan participations............................    2,348,813      1,927,896
                                                              -----------    -----------
     Insured student loans..................................   27,725,071     29,520,610
     Warehousing advances...................................    2,016,535      1,868,654
     Academic facilities financings
          Bonds--available-for-sale.........................      835,956        860,325
          Loans.............................................      512,073        514,691
                                                              -----------    -----------
     Total academic facilities financings...................    1,348,029      1,375,016
     Investments
          Available-for-sale................................    4,638,431      4,549,977
          Held-to-maturity..................................      690,753        525,962
                                                              -----------    -----------
     Total investments......................................    5,329,184      5,075,939
     Cash and cash equivalents..............................       67,608         54,022
     Other assets, principally accrued interest
      receivable............................................    1,914,359      2,014,556
                                                              -----------    -----------
               Total assets.................................  $38,400,786    $39,908,797
                                                              ===========    ===========
LIABILITIES
     Short-term borrowings..................................  $23,296,958    $23,175,509
     Long-term notes........................................   13,013,111     14,541,316
     Other liabilities......................................    1,255,402      1,303,517
                                                              -----------    -----------
          Total liabilities.................................   37,565,471     39,020,342
                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY.............................      213,883        213,883

STOCKHOLDERS' EQUITY
     Common stock, par value $.20 per share, 250,000,000
      shares authorized: 183,923,227 and 183,632,694 shares
      issued, respectively..................................       36,785         36,726
     Additional paid-in capital.............................       22,030         28,838
     Unrealized gains on investments (net of tax of $201,224
      and $203,935, respectively)...........................      373,701        378,736
     Retained earnings......................................      769,115        654,135
                                                              -----------    -----------
     Stockholders' equity before treasury stock.............    1,201,631      1,098,435
     Common stock held in treasury at cost: 13,902,544 and
      10,221,757 shares, respectively.......................      580,199        423,863
                                                              -----------    -----------
          Total stockholders' equity........................      621,432        674,572
                                                              -----------    -----------
               Total liabilities and stockholders' equity...  $38,400,786    $39,908,797
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Interest income:
     Insured student loans purchased........................   $530,735      $617,609
     Student loan participations............................     32,571        22,307
                                                               --------      --------
     Insured student loans..................................    563,306       639,916
     Warehousing advances...................................     30,415        40,968
     Academic facilities financings:
          Taxable...........................................     11,353        12,242
          Tax-exempt........................................     11,071        11,922
                                                               --------      --------
     Total academic facilities financings...................     22,424        24,164
     Investments............................................     91,282       143,829
                                                               --------      --------
Total interest income.......................................    707,427       848,877
Interest expense:
     Short-term debt........................................    347,958       356,874
     Long-term debt.........................................    193,392       292,977
                                                               --------      --------
Total interest expense......................................    541,350       649,851
                                                               --------      --------
NET INTEREST INCOME.........................................    166,077       199,026
Other income:
     Gain on sale of student loans..........................     60,174        33,992
     Servicing and securitization revenue...................     52,864        25,961
     Gains on sales of securities...........................      5,381         3,182
     Other..................................................     14,970        12,805
                                                               --------      --------
Total other income..........................................    133,389        75,940
                                                               --------      --------
Operating expenses:
     Salaries and benefits..................................     48,799        51,669
     Other..................................................     42,063        49,890
                                                               --------      --------
Total operating expenses....................................     90,862       101,559
                                                               --------      --------
Income before federal income taxes and minority interest in
  net earnings of subsidiary................................    208,604       173,407
                                                               --------      --------
Federal income taxes:
     Current................................................     69,765        67,046
     Deferred...............................................     (2,842)      (12,476)
                                                               --------      --------
Total federal income taxes..................................     66,923        54,570
Minority interest in net earnings of subsidiary.............      2,673         2,674
                                                               --------      --------
NET INCOME..................................................   $139,008      $116,163
                                                               ========      ========
BASIC EARNINGS PER COMMON SHARE.............................   $    .81      $    .62
                                                               ========      ========
Average common shares outstanding...........................    171,734       186,684
                                                               ========      ========
DILUTED EARNINGS PER COMMON SHARE...........................   $    .80      $    .62
                                                               ========      ========
Average common and common equivalent shares outstanding.....    174,095       187,753
                                                               ========      ========

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   COMMON STOCK SHARES
                                         ---------------------------------------   COMMON      ADDITIONAL       RETAINED
                                           ISSUED       TREASURY     OUTSTANDING    STOCK    PAID-IN CAPITAL    EARNINGS
                                         -----------   -----------   -----------   -------   ---------------   ----------
BALANCE at December 31, 1996...........  229,934,499   (42,017,416)  187,917,083   $45,987      $      0       $  975,889
    Comprehensive income (see Note 2):
        Net Income.....................                                                                           116,163
        Other comprehensive income, net
          of tax:
            Unrealized gains (losses)
              on investments, net of
              tax......................
    Comprehensive income...............
    Cash dividends ($.13 per share)....                                                                           (23,450)
    Issuance of common shares..........    1,303,291                   1,303,291      260         22,767
    Premiums on equity forward purchase
      contracts........................
    Repurchase of common shares........                 (4,489,940)   (4,489,940)
                                         -----------   -----------   -----------   -------      --------       ----------
BALANCE at March 31, 1997..............  231,237,790   (46,507,356)  184,730,434   $46,247      $ 22,767       $1,068,602
                                         ===========   ===========   ===========   =======      ========       ==========

BALANCE at December 31, 1997...........  183,632,694   (10,221,757)  173,410,937   $36,726      $ 28,838       $  654,135
    Comprehensive income (see Note 2):
        Net Income.....................                                                                           139,008
        Other comprehensive income, net
          of tax:
            Unrealized gains (losses)
              on investments, net of
              tax......................
    Comprehensive income...............
    Cash dividends ($.14 per share)....                                                                           (24,028)
    Issuance of common shares..........      290,533                     290,533       59          7,803
    Premiums on equity forward purchase
      contracts........................                                                          (14,611)
    Repurchase of common shares........                 (3,680,787)   (3,680,787)
                                         -----------   -----------   -----------   -------      --------       ----------
BALANCE at March 31, 1998..............  183,923,227   (13,902,544)  170,020,683   $36,785      $ 22,030       $  769,115
                                         ===========   ===========   ===========   =======      ========       ==========

                                                      ACCUMULATED
                                                         OTHER           TOTAL
                                         TREASURY    COMPREHENSIVE   STOCKHOLDERS
                                           STOCK        INCOME          EQUITY
                                         ---------   -------------   -------------
BALANCE at December 31, 1996...........  $(537,164)    $349,235        $ 833,947
    Comprehensive income (see Note 2):
        Net Income.....................                                  116,163
        Other comprehensive income, net
          of tax:
            Unrealized gains (losses)
              on investments, net of
              tax......................                 (18,212)         (18,212)
                                                                       ---------
    Comprehensive income...............                                   97,951
    Cash dividends ($.13 per share)....                                  (23,450)
    Issuance of common shares..........                                   23,027
    Premiums on equity forward purchase
      contracts........................                                        0
    Repurchase of common shares........   (135,601)                     (135,601)
                                         ---------     --------        ---------
BALANCE at March 31, 1997..............  $(672,765)    $331,023        $ 795,874
                                         =========     ========        =========

BALANCE at December 31, 1997...........  $(423,863)    $378,736        $ 674,572
    Comprehensive income (see Note 2):
        Net Income.....................                                  139,008
        Other comprehensive income, net
          of tax:
            Unrealized gains (losses)
              on investments, net of
              tax......................                  (5,035)          (5,035)
                                                                       ---------
    Comprehensive income...............                                  133,973
    Cash dividends ($.14 per share)....                                  (24,028)
    Issuance of common shares..........                                    7,862
    Premiums on equity forward purchase
      contracts........................                                  (14,611)
    Repurchase of common shares........   (156,336)                     (156,336)
                                         ---------     --------        ---------
BALANCE at March 31, 1998..............  $(580,199)    $373,701        $ 621,432
                                         =========     ========        =========

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------
                                                                  1998             1997
                                                              -------------    -------------
                                                               (UNAUDITED)      (UNAUDITED)
OPERATING ACTIVITIES
Net income..................................................  $     139,008    $     116,163
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Gains on sales of student loans........................        (60,174)         (33,992)
     Decrease in accrued interest receivable................        169,487           98,952
     (Decrease) in accrued interest payable.................        (93,267)         (43,675)
     (Increase) decrease in other assets....................        (42,663)           1,857
     Increase in other liabilities..........................         47,863          418,481
                                                              -------------    -------------
          Total adjustments.................................         21,246          441,623
                                                              -------------    -------------
Net cash provided by operating activities...................        160,254          557,786
                                                              -------------    -------------
INVESTING ACTIVITIES
Insured student loans purchased.............................     (1,620,954)      (1,702,526)
Reduction of insured student loans purchased:
     Installment payments...................................        639,537          650,354
     Claims and resales.....................................        205,142          313,040
     Proceeds from securitization of student loans..........      3,029,017        2,039,023
Participations purchased....................................       (474,756)        (412,997)
Participation repayments....................................         53,839           53,939
Warehousing advances made...................................       (310,601)        (139,137)
Warehousing advance repayments..............................        162,720          395,374
Academic facilities financings made.........................         (2,500)         (14,393)
Academic facilities financings reductions...................         28,049           72,346
Investments purchased.......................................     (4,023,105)      (4,352,859)
Proceeds from sale or maturity of investments...............      3,760,813        4,107,441
                                                              -------------    -------------
Net cash provided by investing activities...................      1,447,201        1,009,605
                                                              -------------    -------------
FINANCING ACTIVITIES
Short-term borrowings issued................................    155,573,566      192,835,081
Short-term borrowings repaid................................   (156,237,087)    (190,830,663)
Long-term notes issued......................................      3,009,796        1,348,531
Long-term notes repaid......................................     (3,753,031)      (4,979,555)
Equity forward contracts and common stock issued............         (6,749)          23,027
Common stock repurchased....................................       (156,336)        (135,601)
Dividends paid..............................................        (24,028)         (23,450)
                                                              -------------    -------------
Net cash (used in) financing activities.....................     (1,593,869)      (1,762,630)
                                                              -------------    -------------
Net increase (decrease) in cash and cash equivalents........         13,586         (195,239)
Cash and cash equivalents at beginning of period............         54,022          270,887
                                                              -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $      67,608    $      75,648
                                                              =============    =============
CASH DISBURSEMENTS MADE FOR:
     Interest...............................................  $     577,269    $     601,588
                                                              =============    =============
     Income Taxes...........................................  $      35,000    $      37,000
                                                              =============    =============

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION AT MARCH 31, 1998 AND FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND
                               1997 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying unaudited consolidated financial statements of SLM Holding Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results for the year ending December 31, 1998.

2. NEW ACCOUNTING PRONOUNCEMENT

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Under SFAS 130, the Company's unrealized gains or losses on its available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, are now included in other comprehensive income. The adoption of Statement 130 has no impact on the Company's financial condition or results of operations.

3. STUDENT LOANS

     The following table summarizes the reserves that the Company has recorded for estimated losses due to risk-sharing, unpaid guarantee claims on federally guaranteed student loans and defaults on privately insured loans.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
BALANCE AT BEGINNING OF PERIOD..............................  $87,660    $84,063
Additions
     Provisions for loan losses.............................    4,931      5,818
     Recoveries.............................................      934      3,093
Deductions
     Reductions for sales of student loans..................   (4,186)    (1,964)
     Losses on loans........................................   (2,450)    (3,632)
                                                              -------    -------
BALANCE AT END OF PERIOD....................................  $86,889    $87,378
                                                              =======    =======

     In addition to the reserves for loan losses in the above table, the Company, through its wholly owned insurance subsidiary, the Hemar Insurance Corporation of America ("HICA"), maintains a provision for future losses on private student loans that it insures. At March 31, 1998 and 1997, HICA's reserve was $85 million and $70 million, respectively, for which the Company owned 88 percent of the $1.6 billion and 72 percent of the $1.3 billion, respectively, of student loans insured by HICA .

                            SLM HOLDING CORPORATION

4. STUDENT LOAN SECURITIZATION

     For the three months ended March 31, 1998 and 1997, the Company securitized $3.0 billion and $2.0 billion, respectively, of student loans and recorded pre-tax gains of $60 million and $34 million, respectively. The gain in the first quarter of 1997 included a $20 million reserve for Offset Fees, that was later reversed in the third quarter of 1997 as a result of the Company's successful litigation over whether the Offset Fee applied to securitized student loans. At March 31, 1998 and December 31, 1997, securitized student loans outstanding totaled $16.6 billion and $14.1 billion, respectively.

5. COMMON STOCK

     On January 2, 1998, the Company effected a 7-for-2 stock split through a stock dividend of an additional five shares for every two already outstanding for shareholders of record on December 12, 1997. All share and per share amounts, for all periods presented, have been restated to reflect the payment of that dividend.

     Basic earnings per share are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share reflect the potential dilutive effect, determined by the treasury stock method, of additional common shares that are issuable upon exercise of outstanding stock options, warrants and equity forwards as follows:

                                                                             AVERAGE     EARNINGS
                                                              NET INCOME     SHARES      PER SHARE
                                                              ----------   -----------   ---------
                                                                           (THOUSANDS)
Three months ended March 31, 1998
Basic EPS...................................................   $139,008      171,734       $ .81
Dilutive effect of stock options, warrants and equity
  forwards..................................................         --        2,361        (.01)
                                                               --------      -------       -----
Diluted EPS.................................................   $139,008      174,095       $ .80
                                                               ========      =======       =====
Three months ended March 31, 1997
Basic EPS...................................................   $116,163      186,684       $ .62
Dilutive effect of stock options............................         --        1,069          --
                                                               --------      -------       -----
Diluted EPS.................................................   $116,163      187,753       $ .62
                                                               ========      =======       =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     SLM HOLDING CORPORATION ("SLM HOLDING") WAS FORMED ON FEBRUARY 3, 1997 AS A WHOLLY OWNED SUBSIDIARY OF THE STUDENT LOAN MARKETING ASSOCIATION (THE "GSE"). ON AUGUST 7, 1997, PURSUANT TO THE STUDENT LOAN MARKETING ASSOCIATION REORGANIZATION ACT OF 1996 (THE "PRIVATIZATION ACT") AND APPROVAL BY SHAREHOLDERS OF AN AGREEMENT AND PLAN OF REORGANIZATION, THE GSE WAS REORGANIZED INTO A SUBSIDIARY OF SLM HOLDING (THE "REORGANIZATION"). SLM HOLDING IS A HOLDING COMPANY THAT OPERATES THROUGH A NUMBER OF SUBSIDIARIES INCLUDING THE GSE. REFERENCES HEREIN TO THE "COMPANY" REFER TO THE GSE AND ITS SUBSIDIARIES FOR PERIODS PRIOR TO THE REORGANIZATION AND TO SLM HOLDING AND ITS SUBSIDIARIES FOR PERIODS AFTER THE REORGANIZATION.

     ON JANUARY 2, 1998, SLM HOLDING EFFECTED A 7-FOR-2 STOCK SPLIT THROUGH A STOCK DIVIDEND OF AN ADDITIONAL FIVE SHARES FOR EVERY TWO OWNED. ALL PRIOR PERIOD SHARE AND PER SHARE AMOUNTS HAVE BEEN RESTATED TO REFLECT THE STOCK SPLIT.

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

     Set forth below is Management's Discussion and Analysis of Financial Condition and Results of Operations of SLM Holding for the three months ended March 31, 1998 and 1997. This section should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 1995-97 presented in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. All dollar amounts are in millions, except per share amounts or otherwise noted.

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

SELECTED FINANCIAL DATA

CONDENSED STATEMENTS OF INCOME

                                                              THREE MONTHS
                                                                  ENDED            INCREASE
                                                                MARCH 31,         (DECREASE)
                                                              -------------   ------------------
                                                              1998    1997       $          %
                                                              -----   -----   --------   --------
Net interest income.........................................  $ 166   $ 199    $ (33)      (17)%
Gains on sales of student loans.............................     60      34       26        77
Servicing and securitization revenue........................     53      26       27       104
Other income................................................     21      16        5        27
Operating expenses..........................................     91     102      (11)      (11)
Federal income taxes........................................     67      54       13        23
Minority interest in net earnings of subsidiary.............      3       3       --        --
                                                              -----   -----    -----       ---
NET INCOME..................................................  $ 139   $ 116    $  23        20%
                                                              =====   =====    =====       ===
BASIC EARNINGS PER COMMON SHARE.............................  $0.81   $0.62    $0.19        30%
                                                              =====   =====    =====       ===
DILUTED EARNINGS PER COMMON SHARE...........................  $0.80   $0.62    $0.18        29%
                                                              =====   =====    =====       ===
Dividends per common share..................................  $0.14   $0.13    $0.01        11%
                                                              =====   =====    =====       ===
CORE EARNINGS...............................................  $ 131   $ 112    $  19        17%
                                                              =====   =====    =====       ===

CONDENSED BALANCE SHEETS

                                                                                          INCREASE
                                                                                         (DECREASE)
                                                          MARCH 31,   DECEMBER 31,   -------------------
                                                            1998          1997          $          %
                                                          ---------   ------------   --------   --------
ASSETS
Student loans...........................................   $27,725      $29,521      $(1,796)      (6)%
Warehousing advances....................................     2,017        1,869          148        8
Academic facilities financings..........................     1,348        1,375          (27)      (2)
Cash and investments....................................     5,397        5,130          267        5
Other assets............................................     1,914        2,014         (100)      (5)
                                                           -------      -------      -------      ---
          Total assets..................................   $38,401      $39,909      $(1,508)      (4)%
                                                           =======      =======      =======      ===
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings...................................   $23,297      $23,176      $   121        1%
Long-term notes.........................................    13,013       14,541       (1,528)     (11)
Other liabilities.......................................     1,255        1,303          (48)      (4)
                                                           -------      -------      -------      ---
          Total liabilities.............................    37,565       39,020       (1,455)      (4)
                                                           -------      -------      -------      ---
Minority interest in subsidiary.........................       214          214           --       --

Stockholders' equity before treasury stock..............     1,202        1,099          103       (9)
Common stock held in treasury at cost...................       580          424          156       37
                                                           -------      -------      -------      ---
          Total stockholders' equity....................       622          675          (53)      (8)
                                                           -------      -------      -------      ---
          Total liabilities and stockholders' equity....   $38,401      $39,909      $(1,508)      (4)%
                                                           =======      =======      =======      ===

RESULTS OF OPERATIONS

EARNINGS SUMMARY

     For the three months ended March 31, 1998, the Company's net income was $139 million ($.80 diluted earnings per common share), compared to $116 million ($.62 diluted earnings per common share) for the three months ended March 31, 1997. The increase in first quarter 1998 net income of $23 million (20 percent) reflects the Company's continued strategy of funding its managed portfolio of student loans through its securitization program as the Company securitized $3.0 billion of student loans and recorded a securitization gain of $39 million, after-tax, an increase of $17 million over the gain recorded in the first quarter of 1997. The increase is mainly due to the securitization of $1 billion more loans in 1998 and to the $13 million, after-tax, reserve for Offset Fees included in the first quarter of 1997 gain. This reserve was reversed in the third quarter of 1997 when the Company favorably resolved litigation over whether the Offset Fee applied to securitized student loans. The increase in the average balance of securitized student loans from $6.4 billion in the first quarter of 1997 to $14.3 billion in the first quarter of 1998 resulted in increased servicing and securitization revenue of approximately $17 million, after-tax. The increased income from the Company's securitization program was offset by the reduction in net interest income of $21 million, after-tax, which occurred as the on-balance sheet student loan portfolio was reduced through securitizations and through the reduction of warehousing advances and investments. In the first quarter of 1998, after-tax operating expenses were $7 million lower than the first quarter of 1997, which was a direct result of the Company's restructuring of operations performed in the second half of 1997. Operating expenses as a percentage of managed student loans decreased from 103 basis points in the first quarter of 1997 to 84 basis points in the first quarter of 1998 as servicing cost as a percentage of managed student loans decreased to 51 basis points from 57 basis points in the first quarter of 1997. Each of these components of net income is discussed in further detail in subsequent sections of this analysis.

     During the first quarter of 1998, the Company spent $156 million to repurchase 3.7 million common shares (or 2 percent of its outstanding shares), which further enhanced earnings per share growth.

NET INTEREST INCOME

     Net interest income is derived largely from the Company's on-balance sheet portfolio of student loans. The Taxable Equivalent Net Interest Income analysis set forth below is designed to facilitate a comparison of nontaxable asset yields to taxable yields on a similar basis. Additional information regarding the return on the Company's student loan portfolio is set forth below under "Student Loans."

TAXABLE EQUIVALENT NET INTEREST INCOME

     The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal corporate tax rate of 35 percent.

                                                              THREE MONTHS
                                                                  ENDED            INCREASE
                                                                MARCH 31,         (DECREASE)
                                                              -------------   -------------------
                                                              1998    1997       $          %
                                                              -----   -----   --------   --------
Interest income
     Student loans..........................................  $563    $640     $ (77)      (12)%
     Warehousing advances...................................    31      41       (10)      (26)
     Academic facilities financings.........................    22      24        (2)       (7)
     Investments............................................    91     144       (53)      (37)
     Taxable equivalent adjustment..........................     9       8         1        14
                                                              ----    ----     -----       ---
Total taxable equivalent interest income....................   716     857      (141)      (16)
Interest expense............................................   541     650      (109)      (17)
                                                              ----    ----     -----       ---
Taxable equivalent net interest income......................  $175    $207     $ (32)      (15)%
                                                              ====    ====     =====       ===

AVERAGE BALANCE SHEETS

     The following table reflects the rates earned on earning assets and paid on liabilities for the three months ended March 31, 1998 and 1997.

                                                               THREE MONTHS ENDED MARCH 31,
                                                              -------------------------------
                                                                   1998             1997
                                                              --------------   --------------
                                                              BALANCE   RATE   BALANCE   RATE
                                                              -------   ----   -------   ----
AVERAGE ASSETS
     Student loans..........................................  $29,495   7.75%  $33,803   7.68%
     Warehousing advances...................................    2,020   6.11     2,794   5.95
     Academic facilities financings.........................    1,395   8.25     1,470   8.44
     Investments............................................    6,020   6.37    10,069   5.86
                                                              -------   ----   -------   ----
          Total interest earning assets.....................   38,930   7.47%   48,136   7.22%
                                                                        ====             ====
Non-interest earning assets.................................    1,893            2,043
                                                              -------          -------
          Total assets......................................  $40,823          $50,179
                                                              =======          =======
AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY
     Six month floating rate notes..........................  $ 3,076   5.60%  $ 2,986   5.46%
     Other short-term borrowings............................   22,198   5.58    23,602   5.44
     Long-term notes........................................   13,455   5.83    21,328   5.57
                                                              -------   ----   -------   ----
          Total interest bearing liabilities................   38,729   5.67%   47,916   5.50%
                                                                        ====             ====
Non-interest bearing liabilities............................    1,471            1,446
Stockholders' equity........................................      623              817
                                                              -------          -------
          Total liabilities and stockholders' equity........  $40,823          $50,179
                                                              =======          =======
Net interest margin.........................................            1.83%            1.75%
                                                                        ====             ====

RATE/VOLUME ANALYSIS

     The Rate/Volume Analysis below shows the relative contribution of changes in interest rates and asset volumes.

                                                                             INCREASE
                                                                            (DECREASE)
                                                                           ATTRIBUTABLE
                                                               TAXABLE     TO CHANGE IN
                                                              EQUIVALENT   -------------
                                                              (DECREASE)   RATE   VOLUME
                                                              ----------   ----   ------
THREE MONTHS ENDED MARCH 31, 1998 VS. THREE MONTHS ENDED
  MARCH 31, 1997
Taxable equivalent interest income..........................    $(141)     $19     (160)
Interest expense............................................     (109)      23     (132)
                                                                -----      ---    -----
Taxable equivalent net interest income......................    $ (32)     $(4)   $ (28)
                                                                =====      ===    =====

     Taxable equivalent net interest income for the three months ended March 31, 1998 decreased by $32 million while the net interest margin increased by .08 percent, versus the three months ended March 31, 1997. The $4 million decrease in taxable equivalent net interest income attributable to the change in rates in the first quarter of 1998 versus 1997 was due to reduced amortization of student loan floor contracts of $2 million, lower student loan yields in the form of reduced SAP rates, which reduced interest income by $2 million, and lower yields on academic facilities financings as the runoff of older higher yielding financings are being replaced by lower yielding financings. These decreases were partially offset by an increase in floor income of $6 million and lower OBRA fees of $2 million. The $28 million decrease in taxable equivalent net interest income attributable to the change in volume was due mainly to the decrease in the average balance of student loans on balance sheet as a result of the Company's ongoing securitization program, and the decrease of $4 billion and approximately $800 million in the average balance of investments and warehousing advances, respectively, as the Company reduced these assets to free up capital for common share repurchases. The decrease in the interest earned on the on-balance sheet portfolio of student loans was partially offset by the increase in the average balance of student loan participations.

STUDENT LOANS

STUDENT LOAN SPREAD ANALYSIS

     The following table analyzes the earning spreads on student loans for the three months ended March 31, 1998 and 1997.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
ON-BALANCE SHEET
Adjusted student loan yields................................     7.85%      7.83%
Amortization of floor swap payments.........................     0.11       0.12
Floor income................................................     0.17       0.07
Consolidation loan rebate fees..............................    (0.24)     (0.16)
Reserves for risk-sharing costs.............................    (0.03)     (0.05)
Offset fees.................................................    (0.11)     (0.13)
                                                              -------    -------
Student loan income.........................................     7.75       7.68
Cost of funds...............................................    (5.57)     (5.51)
                                                              -------    -------
Student loan spread.........................................     2.18%      2.17%
                                                              =======    =======
Core student loan spread....................................     2.01%      2.10%
                                                              =======    =======
OFF-BALANCE SHEET
Servicing and securitization revenue........................     1.50%      1.65%
                                                              =======    =======
AVERAGE BALANCES
Student loans, including participations.....................  $29,495    $33,803
Securitized loans...........................................   14,295      6,378
                                                              -------    -------
Managed student loans.......................................  $43,790    $40,181
                                                              =======    =======

     The decline in the core student loan spread from 2.10 percent in the three months ended March 31, 1997 to 2.01 percent in the three months ended March 31, 1998 was principally due to the growth in the portfolio of loans subject to the consolidation loan rebate fee which reduced the core student loan spread by .08 percent (see below for discussion of suspension of consolidation loan program). Other factors contributing to the decrease in the core student loan spread were lower student loan yields in the form of reduced SAP rates and additions to loss reserves for student loans partially offset by reduced Offset Fees and reserves for risk-sharing as the balance of student loans subject to these fees was reduced through securitizations.

     In November of 1997, following enactment of the Emergency Student Loan Consolidation Act of 1997, the Company announced that, effective as of November 13, 1997, it had suspended its loan consolidation program (marketed as the SMART Loan(SM) program). The new legislation made it difficult for the Company to participate in the FFELP consolidation loan program for profitability reasons. The Company does, however, strongly endorse the principle of the legislation that allows FDSLP and FFELP borrowers to consolidate their loans under either program and plans to continue to press for changes that will enable the Company to once again participate in the FFELP consolidation loan program. The suspension of the consolidation loan program, if it remains in effect, will gradually reduce the effect of consolidation loan rebate fees on the student loan spread as the balance of loans subject to the fee amortize or are sold in securitizations.

     The Department of Education offers existing FFELP borrowers the opportunity to refinance FFELP loans into Federal Direct Student Loan Program ("FDSLP") loans. During the first quarter of 1998 and 1997, approximately $168 million and $135 million, respectively, of the Company's managed student loans were accepted for refinancing into the FDSLP. Since the inception of this program approximately $951 million of FFELP loans managed by Sallie Mae have been accepted for refinancing into FDSLP loans. Approximately $674 million have been refinanced into FDSLP with the remainder awaiting disbursements by the federal government.

STUDENT LOAN FLOOR REVENUES

MANAGED STUDENT LOANS ELIGIBLE TO EARN FLOOR REVENUES

     The following table reflects those loans in the Company's managed student loan portfolio with potential to earn floor revenue at March 31, 1998 and 1997 (dollars in billions).

                                                    MARCH 31, 1998              MARCH 31, 1997
                                               -------------------------   -------------------------
                                               FIXED   VARIABLE   TOTAL    FIXED   VARIABLE   TOTAL
                                               -----   --------   ------   -----   --------   ------
Student loans with floor revenue potential...  $13.9    $ 21.3    $ 35.2   $14.9    $16.9     $ 31.8
Less notional amount of floor revenue
  contracts..................................   (7.1)    (10.6)    (17.7)   (8.6)    (4.9)     (13.5)
                                               -----    ------    ------   -----    -----     ------
Net student loans with floor revenue
  potential..................................  $ 6.8    $ 10.7    $ 17.5   $ 6.3    $12.0     $ 18.3
                                               =====    ======    ======   =====    =====     ======
Net student loans earning floor revenues.....  $ 4.6    $   --    $  4.6   $ 3.0    $  --     $  3.0
                                               =====    ======    ======   =====    =====     ======

Based on the average bond equivalent 91-day Treasury bill rates of 5.20 percent for the three months ended March 31, 1998 and 1997, the Company earned floor revenues of $12 million (net of $4 million in payments under the floor revenue contracts), and $6 million (net of $5 million in payments under the floor revenue contracts), respectively.

FLOOR REVENUE CONTRACTS

     During 1997 and 1996, the Company entered into contracts with third parties with notional amounts of $11 billion and $13 billion, respectively, under which it agreed to pay the future floor revenues received in exchange for upfront payments ("floor revenue contracts"). These upfront payments are being amortized to student loan income over the average life of the contracts, which is approximately eight months for the 1997 contracts and two years for the 1996 contracts. At March 31, 1998, $10.6 billion of the notional amount of the 1997 contracts was outstanding and $7.1 billion of the notional amount of the 1996 contracts was outstanding.

     For the three months ended March 31, 1998 and 1997, the amortization of the upfront payments received for the sale of fixed rate floor revenue contracts contributed $8 million and $10 million, respectively, pre-tax to core earnings. The amortization of these payments is not dependent on future interest rate levels, and therefore is included in the Company's definition of core earnings. In addition, for the three months ended March 31, 1998 and 1997, the Company earned $5 million and $2 million, respectively, on variable rate floor revenue contracts. These contracts typically expire on the interest reset date of the underlying student loans and the related amortization of upfront payments is excluded from core earnings.

PROVISION FOR STUDENT LOAN LOSSES

     In the three months ended March 31, 1998, the Company added $5 million to its provision for student loan losses versus $6 million in the three months ended March 31, 1997. The addition to the reserve consisted of $3.5 million to provide for losses on non-federally insured student loans versus $1.6 million in the corresponding period of the prior year and $1.4 million for potential losses on its federally insured student loan portfolio due to risk-sharing versus $4.2 million in the year-ago period. Once a student loan is charged off as a result of an unpaid claim, the Company's policy is to continue to pursue the recovery of principal and interest. Management believes that the allowance for loan losses is adequate to cover anticipated losses in the on-balance sheet student loan portfolio. However, this evaluation is inherently subjective as it requires material estimates that may be susceptible to significant changes.

FUNDING COSTS

     The Company's borrowings are generally variable rate indexed principally to the 91-day Treasury bill rate. The following table summarizes the average balance of debt (by index after giving effect to the impact of interest rate swaps) for the three months ended March 31, 1998 and 1997.

                                                               THREE MONTHS ENDED MARCH 31,
                                                           -------------------------------------
                                                                 1998                1997
                                                           -----------------   -----------------
                                                           AVERAGE   AVERAGE   AVERAGE   AVERAGE
                          INDEX                            BALANCE    RATE     BALANCE    RATE
                          -----                            -------   -------   -------   -------
Treasury bill, principally 91-day........................  $29,137     5.55%   $34,307     5.50%
LIBOR....................................................    4,994     5.62      6,429     5.34
Discount notes...........................................    2,873     5.52      5,810     5.32
Fixed....................................................      650     7.18        675     7.08
Zero coupon..............................................      138    11.13        130    11.12
Other....................................................      937     5.45        565     5.02
                                                           -------    -----    -------    -----
          Total..........................................  $38,729     5.67%   $47,916     5.50%
                                                           =======    =====    =======    =====

     In the above table, for the three months ended March 31, 1998 and 1997, spreads for all Treasury bill-indexed borrowings averaged .25 percent and .24 percent, respectively, over the weighted average Treasury bill rates for those periods and spreads for London Interbank Offered Rate ("LIBOR")-indexed borrowings averaged .24 percent and .27 percent, respectively, under the weighted average LIBOR rates.

OTHER INCOME

     The increase in other income of $57 million in the first quarter of 1998 versus 1997 was mainly due to the increase in securitization gains of $26 million and an increase of $27 million in servicing and securitization revenue as the Company's average balance of securitized student loans increased by $7.9 billion over 1997.

SECURITIZATION PROGRAM

     During each of the three month periods ended March 31, 1998 and 1997, the Company completed one securitization transaction in which a total of $3.0 billion and $2.0 billion of student loans, respectively, were sold to a special purpose finance subsidiary and by the subsidiary to trusts that issued asset-backed securities to fund the student loans to term. In these transactions, the Company recorded securitization gains of $60 million and $34 million, pre-tax, or as a percentage of the portfolio securitized 1.97 percent and 1.70 percent for the three months ended March 31, 1998 and 1997, respectively. The increase in the first quarter of 1998 gain when compared to the first quarter of 1997 is mainly due to the negative effect of a $20 million reserve for Offset Fees that was included in the first quarter of 1997 gain calculation. This reserve was later reversed in the third quarter of 1997 when the Company favorably resolved litigation over whether the Offset Fee applied to securitized student loans. Without the reserve for Offset Fees, the 1997 first quarter gain would have been 2.63 percent. The higher percentage gain before the reserve for Offset Fees in the first quarter of 1997 versus the first quarter of 1998 is mainly due to a higher cost of funds and to the inclusion of lower yielding consolidation loans in the portfolio of loans securitized in the first quarter of 1998, offset by lower relative servicing costs. The increase in the dollar amount of first quarter 1998 gain versus 1997 is also due to the securitization of $1.0 billion more student loans. Gains on future securitizations will continue to vary depending on the size and the loan characteristics of the loan portfolios securitized and the funding costs prevailing in the securitization debt markets.

SERVICING AND SECURITIZATION INCOME

     For each securitization transaction the Company records a gain on sale and an asset (the "Interest Residual") equal to the present value of the expected net cash flows from the trust to the Company over the life of the portfolio sold. Interest earned on the Interest Residual is included in servicing and securitization revenue and totaled $19 million and $8 million, for the three months ended March 31, 1998 and 1997, respectively. Securitization and servicing revenue also includes fee income earned for servicing the securitized portfolios. These fees, less the amortization of the servicing asset, totaled $34 million and $18 million, for the three months ended March 31, 1998 and 1997, respectively. The increase in servicing and securitization income is mainly due to the increase in the average balance of the Interest Residual from $252 million in the first quarter of 1997 to $480 million in the corresponding period in 1998, and to the increase in the average balance of securitized student loans from $6.4 billion in the first quarter of 1997 to $14.3 billion in the corresponding period in 1998.

OPERATING EXPENSES

     Operating expenses include costs to service the Company's managed student loan portfolio and operational costs incurred in the process of acquiring student loan portfolios and general and administrative expenses. Total operating expenses as a percentage of average managed student loans declined from 103 basis points for the three months ended March 31, 1997 to 84 basis points for the three months ended March 31, 1998. Operating expenses are summarized in the following tables:

                                                                THREE MONTHS ENDED MARCH 31
                                            -------------------------------------------------------------------
                                                          1998                               1997
                                            --------------------------------   --------------------------------
                                                         SERVICING                          SERVICING
                                                            AND                                AND
                                            CORPORATE   ACQUISITION   TOTAL    CORPORATE   ACQUISITION   TOTAL
                                            ---------   -----------   ------   ---------   -----------   ------
Salaries and employee benefits............    $ 13        $   36      $   49     $ 16        $   36      $   52
Occupancy and equipment...................       3            15          18        4            15          19
Professional fees.........................       2             5           7        6             3           9
Office operations.........................       1             6           7        1             7           8
Other.....................................       4             1           5        4             2           6
                                              ----        ------      ------     ----        ------      ------
Total internal operating expenses.........      23            63          86       31            63          94
Third party servicing costs...............      --             5           5       --             8           8
                                              ----        ------      ------     ----        ------      ------
         Total operating expenses.........    $ 23        $   68      $   91     $ 31        $   71      $  102
                                              ====        ======      ======     ====        ======      ======
Employees.................................     537         3,871       4,408      662         4,071       4,733
                                              ====        ======      ======     ====        ======      ======

                                                                   THREE MONTHS
                                                                       ENDED
                                                                     MARCH 31,                 DECREASE
                                                                  ---------------       -----------------------
                                                                  1998       1997          $              %
                                                                  ----       ----       --------       --------
Servicing costs............................................       $55        $57          $(2)           (4)%
Acquisition costs..........................................        13         14           (1)           (1)
                                                                  ---        ---          ---            ---
          Total servicing and acquisition costs............       $68        $71          $(3)           (3)%
                                                                  ===        ===          ===            ===

     In the three months ended March 31, 1998, corporate operating expenses decreased by $8 million over the corresponding year-ago period. The decrease in operating expenses is principally due the effect of the Company's restructuring of operations in the second half of 1997, which resulted in reduced salaries and employee benefits, rent and depreciation. The reduction in operating expenses in the first quarter of 1998 when compared to 1997 is also due to the absence of privatization and proxy charges which totaled $4 million in the corresponding period in 1997.

     Servicing costs include all operations and systems costs incurred to service the portfolio of managed student loans, including fees paid to third party servicers. Servicing expenses decreased by $2 million over the corresponding year-ago period at a time when the average number of borrowers serviced remained relatively flat. This decrease was mainly due to operational efficiencies and to the termination of business initiatives that did not fit the new management's business strategies. When expressed as a percentage of the managed student loan portfolio, servicing costs averaged 51 basis points and 57 basis points for the three months ended March 31, 1998 and 1997, respectively. In addition to the decrease in servicing costs, higher average student loan balances contributed to the lower servicing costs when expressed in this percentage.

     Loan acquisition costs are principally costs incurred under the ExportSS(R) ("ExportSS") loan origination and administration service, the costs of converting newly acquired portfolios onto the Company's servicing platform or those of third party servicers and costs of loan consolidation activities. The ExportSS service provides back-office support to clients by performing loan origination and servicing prior to the sale of portfolios to the Company. During the three months ended March 31, 1998, $1.7 billion of student loans were originated and transferred to the Company's ExportSS system ($1.4 billion of which were committed for sale to the Company) compared to $1.5 billion in the corresponding period of the prior year. The outstanding portfolio of loans serviced for ExportSS lenders and committed for sale to the Company totaled $4.1 billion at March 31, 1998, compared to $4.2 billion at December 31, 1997 and $4.0 billion for the year ago quarter.

FEDERAL AND STATE TAXES

     The Company maintains a portfolio of tax-advantaged assets principally to support education-related financing activities. That portfolio was primarily responsible for the decrease in the effective federal income tax rate from the statutory rate of 35 percent to 32.1 percent and 31.3 percent in the three months ended March 31, 1998 and 1997, respectively. The GSE is exempt from all state, local and District of Columbia income, franchise, sales and use, personal property and other taxes, except for real property taxes. However, this tax exemption applies only to the GSE and does not apply to SLM Holding or its other operating subsidiaries, that are subject to taxation at the state and local level. State taxes were immaterial in the three months ended March 31, 1998 and 1997 as the majority of the Company's business activities were conducted in the GSE.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary requirements for capital are to fund the Company's operations, its purchases of student loans and the repayment of its debt obligations while continuing to meet the GSE's statutory capital adequacy ratio test. The Company's primary sources of liquidity are through the debt issuances by the GSE, off-balance sheet financings through securitizations, cash generated by its subsidiaries' operations and distributed through dividends to the Company and bank borrowings.

     During the three months ended March 31, 1998, the Company used the proceeds from student loan securitizations of $3 billion and repayments and claim payments on student loans of $899 million to purchase student loans and participations of $2.1 billion, to reduce total debt by $1.4 billion, to repurchase $156 million of the Company's common stock and to purchase a net $262 million of investments.

     Operating activities provided net cash inflows of $160 million in the three months ended March 31, 1998, a decrease of $398 million from the net cash inflows of $558 million in the corresponding period in the prior year. This decrease was mainly attributable to the increase in other liabilities of $48 million in the first three months of 1998 versus an increase of $418 million in 1997 caused by a first quarter 1997 student loan participation purchase of approximately $400 million for which payment was made in the second quarter of 1997.

     During the three months ended March 31, 1998, the GSE issued $3.0 billion of long-term notes to refund maturing and repurchased obligations. At March 31, 1998, the GSE had $13.0 billion of outstanding long-term debt issues, of which $7.1 billion had stated maturities that could be accelerated through call provisions. The GSE uses interest rate and foreign currency swaps (collateralized where appropriate), purchases of U.S. Treasury securities and other hedging techniques to reduce the exposure to interest rate and currency fluctuations that arise from its financing activities and to match the characteristics of its variable interest rate earning assets. (See "-- Interest Rate Risk Management.")

     The Privatization Act effectively requires that the GSE maintain a minimum statutory capital adequacy ratio (the ratio of stockholders' equity to total assets plus 50 percent of the credit equivalent amount of certain off-balance sheet items) of at least 2 percent until January 1, 2000 and 2.25 percent thereafter or be subject to certain "safety and soundness" requirements designed to restore such statutory ratio. The Privatization Act also requires management to certify to the Secretary of the Treasury that, after giving effect to the payment of dividends, the statutory capital ratio test would have been met at the time the dividend was declared. At March 31, 1998, the GSE's statutory capital adequacy ratio, after the effect of the dividends to be paid in the second quarter of 1998, was 2.00 percent. The Privatization Act prohibits the GSE from issuing new debt obligations that mature beyond September 30, 2008 and requires the GSE to transfer any remaining GSE obligations into a defeasance trust for the benefit of the holders of such obligations, along with cash or full-faith and credit obligations of the United Sates, or an agency thereof, in amounts sufficient, as determined by the Secretary of the Treasury, to pay the principal and interest of the deposited obligations.

INTEREST RATE RISK MANAGEMENT

INTEREST RATE GAP ANALYSIS

     The Company's principal objective in financing its operations is to minimize its sensitivity to changing interest rates by matching the interest rate characteristics of its borrowings to specific assets in order to lock-in spreads. The Company's ABS securities generally match the interest rate characteristics of the majority of the student loans in the trusts by being indexed to the 91-day Treasury bill. However, at March 31, 1998, there were approximately $2 billion of PLUS/SLS student loans outstanding in the trusts which have interest rates which reset annually based on the final auction of 52-week Treasury bill before each June 1. The Company manages this basis risk within the trusts through its on-balance sheet financing activities. The effect of this basis risk management is included in the following table as the impact of securitization.

     In the table below, the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at March 31, 1998 and is not necessarily reflective of positions that existed throughout the period.

                                                            INTEREST RATE SENSITIVITY PERIOD
                                               -----------------------------------------------------------
                                                          3 MONTHS   6 MONTHS
                                               3 MONTHS      TO         TO      1 TO 2    2 TO 5    OVER 5
                                               OR LESS    6 MONTHS    1 YEAR     YEARS     YEARS    YEARS
                                               --------   --------   --------   -------   -------   ------
ASSETS
Student loans................................  $25,495    $ 2,230    $    --    $    --   $    --   $   --
Warehousing advances.........................    1,979         18          1         --         1       18
Academic facilities financings...............      111          7         48         36       398      748
Cash and investments.........................    3,430         22         29         30        97    1,789
Other assets.................................        1          2          3         31       163    1,714
                                               -------    -------    -------    -------   -------   ------
         Total assets........................   31,016      2,279         81         97       659    4,269
                                               -------    -------    -------    -------   -------   ------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings........................   13,177      5,441      4,679         --        --       --
Long-term notes..............................    2,900        711         --      5,748     3,192      462
Other liabilities............................       --         --         --         --        --    1,255
Minority interest in subsidiary..............       --         --         --         --        --      214
Stockholders' equity.........................       --         --         --         --        --      622
                                               -------    -------    -------    -------   -------   ------
         Total liabilities and stockholders'
           equity............................   16,077      6,152      4,679      5,748     3,192    2,553
                                               -------    -------    -------    -------   -------   ------
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Interest rate swaps..........................   14,356     (1,867)    (4,747)    (5,696)   (3,099)   1,053
Impact of securitized student loans..........    1,998     (1,998)        --         --        --       --
                                               -------    -------    -------    -------   -------   ------
         Total off-balance sheet financial
           instruments.......................   16,354     (3,865)    (4,747)    (5,696)   (3,099)   1,053
                                               -------    -------    -------    -------   -------   ------
Period gap...................................  $(1,415)   $    (8)   $   149    $    45   $   566   $  663
                                               =======    =======    =======    =======   =======   ======
Cumulative gap...............................  $(1,415)   $(1,423)   $(1,274)   $(1,229)  $  (663)  $   --
                                               =======    =======    =======    =======   =======   ======
Ratio of interest-sensitive assets to
  interest-sensitive liabilities.............    192.9%      37.0%       1.7%       1.1%     15.5%   553.0%
                                               =======    =======    =======    =======   =======   ======
Ratio of cumulative gap to total assets......      3.7%       3.7%       3.3%       3.2%      1.7%      --%
                                               =======    =======    =======    =======   =======   ======

INTEREST RATE SENSITIVITY ANALYSIS

     The effect of short-term movements in interest rates on the Company's results of operations and financial position has been limited through the Company's risk management activities. The Company performed a sensitivity analysis to determine the effect of a hypothetical increase in market interest rates of 10 percent. Based on this analysis an increase in rates of this magnitude would reduce net income for the three months ended March 31, 1998 by approximately $5 million or $.03 diluted earnings per share. The decline in net income would primarily be due to the reduction in floor revenues earned net of payments to floor revenue counterparties.

     The fair value of the Company's interest sensitive assets and its long-term debt and hedging instruments are also subject to change as a result of potential changes in market rates and prices. A separate analysis was performed to determine the effects of a 10 percent rise in market interest rates on the fair value of the Company's financial instruments. The net effect of a 10 percent rise in rates on fair values would be a decrease in the fair market value of student loans, net of related funding, by approximately $50 million. The decrease in student loan fair market value would be partially offset by an increase in the fair market value of the Company's long-term debt and hedging instruments by $4 million. The decrease in student loan market value would be mainly due to the reduction in value of the floor revenue feature of the underlying student loans. The net effect of a 10 percent rise in rates on the non-student loan assets and liabilities and equity would be immaterial.

     These amounts have been determined after considering the impact of a hypothetical shift in interest rates and the use of this methodology to quantify the market risk of such instruments with no other changes in the Company's financial structure. The analysis is limited because it does not take into account the overall level of economic activity, other operating transactions and other management actions that could be taken to further mitigate the Company's exposure to risk.

AVERAGE TERMS TO MATURITY

     The following table reflects the average terms to maturity for the Company's earning assets and liabilities at March 31, 1998 (in years):

EARNING ASSETS
Student loans...............................................    7.0
Warehousing advances........................................    4.0
Academic facilities financings..............................    7.5
Cash and investments........................................    6.0
                                                                ---
          Total earning assets..............................    6.5
                                                                ---
BORROWINGS
Short-term borrowings.......................................     .5
Long-term borrowings........................................    3.0
                                                                ---
          Total borrowings..................................    1.5
                                                                ---

     In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 6.0 years. As student loans are securitized, the need for long-term on-balance sheet financing will decrease.

COMMON STOCK

     On January 2, 1998, the Company effected a 7-for-2 stock split through a stock dividend of an additional five shares for every two shares owned.

     During the three months ended March 31, 1998, the Company repurchased 3.7 million shares of its common stock leaving 170 million shares outstanding at March 31, 1998. For the past few years, the GSE has operated near the statutory minimum capital ratio of 2.0 percent of risk adjusted assets required under its charter. Capital in excess of such amounts has been used to repurchase common shares. As of March 31, 1998, the Company had remaining authority to repurchase up to an additional 15.5 million shares which covers both purchases of common shares in the open market or effective purchases through equity forward contracts. In the first quarter of 1998, the Company continued to supplement its open market common stock purchases by entering into equity forward transactions to purchase 7.5 million shares on a net cash or share settled basis. These forwards settle at various times over the next three years at prices ranging from $41 per share to $46 per share. As of March 31, 1998, the Company had outstanding equity forward contracts to purchase 14.1 million shares of common stock at prices ranging from $37 per share to $46 per share.

OTHER RELATED EVENTS AND INFORMATION

LEGISLATIVE DEVELOPMENTS

     The Higher Education Act provides that the interest rate for student loans made on or after July 1, 1998 will be based upon the U.S. Treasury security with comparable maturity plus 1.0 percent for Stafford and Unsubsidized Stafford loans and 2.1 percent for PLUS loans. The Secretary of Education has not adopted regulations specifying the U.S. Treasury security on which these interest rates will be based or how often the special interest rate will reset. Depending on the specifics of the regulations, these changes could adversely impact the FFELP market and the Company's business, because of the uncertain availability and costs of funding to support this new type of instrument. On February 25, 1998, the U.S. Treasury Department released a report on "The Financial Viability of the Government Guaranteed Student Loan Program." The report concludes that the new interest rate scheduled to take effect for student loans on July 1, 1998 would reduce lenders' net return to below acceptable levels and would create inefficiencies. The Treasury report also suggests that the current T-bill based formula provides lenders with a pre-tax rate of return that exceeds a "reasonable range of target rates." Management believes that the report's costs and profitability assumptions underlying the rate of return analysis are flawed. Concurrent with the release of the report, the Clinton Administration called for a reinstatement of the 91-day T-bill index and an 80 basis point reduction in the interest rate for both in school and repayment loans. Management believes the administration's proposal, as with the currently scheduled rate change, would result in uneconomic returns for lenders. Such a reduction would have a material adverse impact on the Company and its earnings. Management expects Congress to consider this issue in the Spring of 1998. House and Senate committees have passed bills that would lower student loan rates by 80 basis points, and the interest rate earned by lenders by 30 basis points with the government subsidizing the difference. It is uncertain whether Congress will enact any changes to the law and whether such changes would be in line with either the Administration's proposal or the House and Senate bills.

     If the rate change scheduled for student loans made on or after July 1, 1998, or any legislative "fix" that results in uneconomic returns for private lenders, becomes effective, the Company believes that many lenders may discontinue funding FFELP loans. The Higher Education Act provides that the GSE under certain circumstances shall act as a lender of last resort to make FFELP loans when eligible borrowers are otherwise unable to obtain such loans. If the Secretary of Education determines that the GSE has substantially failed to fulfill its lender of last resort obligations, the offset fee paid by the GSE could be increased from 30 basis points to 100 basis points. In 1994, the DOE and the GSE entered into an agreement pursuant to which the GSE agreed to fund up to $200 million of such loans (the "1994 Agreement"). In a letter to the Company dated April 23, 1998, the DOE stated that it "reserved the right" to require the GSE to increase its funding commitment for lender of last resort loans beyond the GSE's existing $200 million commitment should "circumstances change and to take whatever action against the GSE is appropriate if it fails to comply with a formal request to make lender of last resort loans in excess of $200 million." There can be no assurance that the Company would be successful in limiting its funding of lender of last resort loans to fund to the terms of the 1994 Agreement. The Company believes that under the foregoing circumstances it would incur a loss on lender of last resort loans. Depending upon the magnitude and the terms of the loans, any such result could materially adversely affect the Company's earnings. The Company believes that, depending on loan terms, the amount of the funding request and other structural considerations, the imposition of such an increased funding requirement could be beyond the scope of the Higher Education Act's lender of last resort provisions and that the Company would have legal defenses to any such imposition.

ADMINISTRATION'S FY 1999 BUDGET PROPOSAL

     On February 3, 1998, President Clinton submitted his Fiscal Year 1999 budget proposal to Congress. As in past years, the President has included a number of provisions designed to reduce the costs of the FFELP program and to provide savings necessary to offset the costs of reducing borrower paid loan origination fees, which he proposed to eliminate completely for Subsidized Stafford loans by July 1, 2003. The President proposed to provide FFELP borrowers extended repayment options that are available in the FDSLP, and to allow for a multi-year promissory note for both the FFELP and FDSLP to streamline the application process for serial borrowers. Of specific interest to lenders are proposals to reset the interest rate for special allowance payments on new loans on an annual basis, versus the current weekly reset, require lenders to limit interest capitalization on Unsubsidized Stafford Loans to the beginning of repayment (versus current policy which permits capitalization to occur as frequently as quarterly while the borrower is in school) and to require FFELP lenders that offer benefits involving the partial or complete payment of borrower origination fees to offer those benefits to all borrowers they serve. Special allowance payments made on loans funded via tax-exempt obligations would also be reduced. In the Higher Education Act reauthorization proposals submitted subsequent to submission of the budget, the Administration proposed to reduce the interest rate on Stafford loans while the borrower is in school to the 10-year Treasury Note rate without any spread to that rate. The President called again for a total restructuring of the guaranty agencies, including recalling more than $1 billion in remaining guarantor reserve funds. The President's plan for guaranty agencies calls for converting them to a "fee for service" model, reducing amounts they currently retain on amounts collected from defaulted borrowers from 27 percent to 18.5 percent and replacing payments for pre-claims assistance with a performance-based formula. All these proposals may be considered by the Congress as it deliberates on this budget and addresses the reauthorization of the Higher Education Act.

YEAR 2000 ISSUE

     The "Year 2000 issue" refers to a wide variety of potential computer program processing and functionality issues that may arise from the inability of computer programs to properly process date-sensitive information relating to the Year 2000, years thereafter and to a lesser degree the Year 1999. During 1996, the Company commenced a Year 2000 compliance project to assess and remediate its internal software and hardware systems to avoid or mitigate Year 2000 problems and to evaluate potential Year 2000 problems that may arise from entities with which the Company interacts. The Company is assessing its internal software and hardware, and is in the process of replacing or modifying those systems. The Company does not believe that the costs of its internal program will be material to any single year.

     The Company has surveyed its third party service providers and business partners and is currently reviewing these surveys to determine the level of compliance and the potential impact of noncompliance. There can be no assurance that the computer systems of other companies or counterparties on which the Company relies will be compliant on a timely basis, or that a failure to resolve Year 2000 issues by another party, or a remediation or conversion that is incompatible with the Company's computer systems, will not have a material adverse effect on the Company.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Nothing to report.

ITEM 2.  CHANGES IN SECURITIES.

     Nothing to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Nothing to report.

ITEM 5.  OTHER INFORMATION.

     Nothing to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27 Financial Data Schedule

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the Quarter ended March 31, 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED.

                                          SLM HOLDING CORPORATION
                                                      (Registrant)

                                                  /s/ MARK G. OVEREND

                                          --------------------------------------
                                                     Mark G. Overend
                                                 Senior Vice President &
                                                 Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)

Date: May 14, 1998