Form 10-Q
period 1998-06-30
SLM HOLDING CORP
filed 1998-08-12
CIK 1032033

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    CLASS                               OUTSTANDING AT JUNE 30, 1998
                    -----                               ----------------------------
         Common Stock, $.20 par value                        167,475,866 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SLM HOLDING CORPORATION
                                   FORM 10-Q
                                     INDEX
                                 JUNE 30, 1998

                                                              PAGE
                                                              ----
PART I FINANCIAL INFORMATION
  Item 1. Financial Statements..............................    3
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............   11
PART II OTHER INFORMATION
  Item 1. Legal Proceedings.................................   27
  Item 2. Changes in Securities.............................   27
  Item 3. Defaults Upon Senior Securities...................   27
  Item 4. Submission of Matters to a Vote of Security
          Holders...........................................   27
  Item 5. Other Information.................................   28
  Item 6. Exhibits and Reports on Form 8-K..................   28
SIGNATURES..................................................   29

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SLM HOLDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
ASSETS
     Insured student loans purchased........................  $23,054,968    $27,592,714
     Student loan participations............................    2,538,325      1,927,896
                                                              -----------    -----------
     Insured student loans..................................   25,593,293     29,520,610
     Warehousing advances...................................    1,507,864      1,868,654
     Academic facilities financings
          Bonds--available-for-sale.........................      788,007        860,325
          Loans.............................................      490,032        514,691
                                                              -----------    -----------
     Total academic facilities financings...................    1,278,039      1,375,016
     Investments
          Available-for-sale................................    4,079,286      4,549,977
          Held-to-maturity..................................      582,118        525,962
                                                              -----------    -----------
     Total investments......................................    4,661,404      5,075,939
     Cash and cash equivalents..............................       60,365         54,022
     Other assets, principally accrued interest
      receivable............................................    2,149,147      2,014,556
                                                              -----------    -----------
               Total assets.................................  $35,250,112    $39,908,797
                                                              ===========    ===========
LIABILITIES
     Short-term borrowings..................................  $21,771,401    $23,175,509
     Long-term notes........................................   11,459,866     14,541,316
     Other liabilities......................................    1,174,582      1,303,517
                                                              -----------    -----------
          Total liabilities.................................   34,405,849     39,020,342
                                                              -----------    -----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY.............................      213,883        213,883

STOCKHOLDERS' EQUITY
     Common stock, par value $.20 per share, 250,000,000
      shares authorized: 184,041,735 and 183,632,694 shares
      issued, respectively..................................       36,808         36,726
     Additional paid-in capital.............................       22,310         28,838
     Unrealized gains on investments (net of tax of $200,111
      and $203,935, respectively)...........................      371,635        378,736
     Retained earnings......................................      889,917        654,135
                                                              -----------    -----------
     Stockholders' equity before treasury stock.............    1,320,670      1,098,435
     Common stock held in treasury at cost: 16,565,869 and
      10,221,757 shares, respectively.......................      690,290        423,863
                                                              -----------    -----------
          Total stockholders' equity........................      630,380        674,572
                                                              -----------    -----------
               Total liabilities and stockholders' equity...  $35,250,112    $39,908,797
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                    JUNE 30,
                                                 -------------------------   -------------------------
                                                    1998          1997          1998          1997
                                                 -----------   -----------   -----------   -----------
                                                 (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Interest income:
     Insured student loans purchased...........   $502,023      $602,921     $1,032,758    $1,220,530
     Student loan participations...............     38,677        30,737         71,248        53,044
                                                  --------      --------     ----------    ----------
     Insured student loans.....................    540,700       633,658      1,104,006     1,273,574
     Warehousing advances......................     27,718        37,235         58,133        78,203
     Academic facilities financings:
          Taxable..............................     11,250        12,289         22,603        24,531
          Tax-exempt...........................     10,436        11,365         21,507        23,287
                                                  --------      --------     ----------    ----------
     Total academic facilities financings......     21,686        23,654         44,110        47,818
     Investments...............................     76,910       168,637        168,192       312,466
                                                  --------      --------     ----------    ----------
Total interest income..........................    667,014       863,184      1,374,441     1,712,061
Interest expense:
     Short-term debt...........................    318,810       381,890        666,768       738,764
     Long-term debt............................    176,907       273,833        367,312       566,810
                                                  --------      --------     ----------    ----------
Total interest expense.........................    495,717       655,723      1,034,080     1,305,574
                                                  --------      --------     ----------    ----------
NET INTEREST INCOME............................    171,297       207,461        340,361       406,487
Other income:
     Gain on sale of student loans.............     56,894        30,638        117,068        64,630
     Servicing and securitization revenue......     62,509        31,230        115,373        57,191
     Gains on sales of securities..............      3,405         4,200          5,799         7,382
     Other.....................................     15,835        11,987         30,805        24,792
                                                  --------      --------     ----------    ----------
Total other income.............................    138,643        78,055        269,045       153,995
                                                  --------      --------     ----------    ----------
Operating expenses:
     Salaries and benefits.....................     49,327        51,112         98,126       102,781
     Other.....................................     44,405        64,171         86,468       114,061
                                                  --------      --------     ----------    ----------
Total operating expenses.......................     93,732       115,283        184,594       216,842
                                                  --------      --------     ----------    ----------
Income before federal income taxes and minority
  interest in net earnings of subsidiary.......    216,208       170,233        424,812       343,640
                                                  --------      --------     ----------    ----------
Federal income taxes:
     Current...................................     70,452        51,075        140,217       118,121
     Deferred..................................     (1,149)           (6)        (3,991)      (12,482)
                                                  --------      --------     ----------    ----------
Total federal income taxes.....................     69,303        51,069        136,226       105,639
Minority interest in net earnings of
  subsidiary...................................      2,674         2,673          5,347         5,347
                                                  --------      --------     ----------    ----------
NET INCOME.....................................   $144,231      $116,491     $  283,239    $  232,654
                                                  ========      ========     ==========    ==========
BASIC EARNINGS PER COMMON SHARE................   $    .86      $    .63     $     1.67    $     1.25
                                                  ========      ========     ==========    ==========
Average common shares outstanding..............    168,282       184,219        169,998       185,445
                                                  ========      ========     ==========    ==========
DILUTED EARNINGS PER COMMON SHARE..............   $    .84      $    .63     $     1.64    $     1.25
                                                  ========      ========     ==========    ==========
Average common and common equivalent shares
  outstanding..................................    171,108       185,477        172,593       186,609
                                                  ========      ========     ==========    ==========

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   COMMON STOCK SHARES
                                         ---------------------------------------   COMMON      ADDITIONAL       RETAINED
                                           ISSUED       TREASURY     OUTSTANDING    STOCK    PAID-IN CAPITAL    EARNINGS
                                         -----------   -----------   -----------   -------   ---------------   ----------
BALANCE AT MARCH 31, 1997..............  231,237,790   (46,507,356)  184,730,434   $46,247       $22,767       $1,068,602
    Comprehensive income (see Note 2):
        Net Income.....................                                                                           116,491
        Other comprehensive income, net
          of tax:
            Unrealized gains (losses)
              on investments, net of
              tax......................
    Comprehensive income...............

    Cash dividends ($.13 per share)....                                                                           (23,172)
    Issuance of common shares..........      315,543                    315,543        64          5,219
    Repurchase of common shares........                 (1,875,111)  (1,875,111)
                                         -----------   -----------   -----------   -------       -------       ----------
BALANCE AT JUNE 30, 1997...............  231,553,333   (48,382,467)  183,170,866   $46,311       $27,986       $1,161,921
                                         ===========   ===========   ===========   =======       =======       ==========

BALANCE AT MARCH 31, 1998..............  183,923,227   (13,902,544)  170,020,683   $36,785       $22,030       $  769,115
    Comprehensive income (see Note 2):
        Net Income.....................                                                                           144,231
        Other comprehensive income, net
          of tax:
            Unrealized gains (losses)
              on investments, net of
              tax......................
    Comprehensive income...............

    Cash dividends ($.14 per share)....                                                                           (23,429)
    Issuance of common shares..........      118,508                    118,508        23          2,763
    Premiums on equity forward purchase
      contracts........................                                                           (2,483)
    Repurchase of common shares........                 (2,663,325)  (2,663,325)
                                         -----------   -----------   -----------   -------       -------       ----------
BALANCE AT JUNE 30, 1998...............  184,041,735   (16,565,869)  167,475,866   $36,808       $22,310       $  889,917
                                         ===========   ===========   ===========   =======       =======       ==========

                                                      ACCUMULATED
                                                         OTHER           TOTAL
                                         TREASURY    COMPREHENSIVE   STOCKHOLDERS'
                                           STOCK        INCOME          EQUITY
                                         ---------   -------------   -------------
BALANCE AT MARCH 31, 1997..............  $(672,765)    $331,023        $ 795,874
                                                                       ---------
    Comprehensive income (see Note 2):
        Net Income.....................                                  116,491
        Other comprehensive income, net
          of tax:
            Unrealized gains (losses)
              on investments, net of
              tax......................                  13,605           13,605
                                                                       ---------
    Comprehensive income...............                                  130,096

    Cash dividends ($.13 per share)....                                  (23,172)
    Issuance of common shares..........                                    5,283
    Repurchase of common shares........    (65,495)                      (65,495)
                                         ---------     --------        ---------
BALANCE AT JUNE 30, 1997...............  $(738,260)    $344,628        $ 842,586
                                         =========     ========        =========
BALANCE AT MARCH 31, 1998..............  $(580,199)    $373,701        $ 621,432
                                                                       ---------
    Comprehensive income (see Note 2):
        Net Income.....................                                  144,231
        Other comprehensive income, net
          of tax:
            Unrealized gains (losses)
              on investments, net of
              tax......................                  (2,066)          (2,066)
                                                                       ---------
    Comprehensive income...............                                  142,165
    Cash dividends ($.14 per share)....                                  (23,429)
    Issuance of common shares..........                                    2,786
    Premiums on equity forward purchase
      contracts........................                                   (2,483)
    Repurchase of common shares........   (110,091)                     (110,091)
                                         ---------     --------        ---------
BALANCE AT JUNE 30, 1998...............  $(690,290)    $371,635        $ 630,380
                                         =========     ========        =========

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   COMMON STOCK SHARES
                                         ---------------------------------------   COMMON      ADDITIONAL       RETAINED
                                           ISSUED       TREASURY     OUTSTANDING    STOCK    PAID-IN CAPITAL    EARNINGS
                                         -----------   -----------   -----------   -------   ---------------   ----------
BALANCE AT DECEMBER 31, 1996...........  229,934,499   (42,017,416)  187,917,083   $45,987      $      0       $  975,889
    Comprehensive income (see Note 2):
        Net Income.....................                                                                           232,654
        Other comprehensive income, net
          of tax:
            Unrealized gains (losses)
              on investments, net of
              tax......................
    Comprehensive income...............

    Cash dividends ($.25 per share)....                                                                           (46,622)
    Issuance of common shares..........    1,618,834                  1,618,834       324         27,986
    Repurchase of common shares........                 (6,365,051)  (6,365,051)
                                         -----------   -----------   -----------   -------      --------       ----------
BALANCE AT JUNE 30, 1997...............  231,553,333   (48,382,467)  183,170,866   $46,311      $ 27,986       $1,161,921
                                         ===========   ===========   ===========   =======      ========       ==========

BALANCE AT DECEMBER 31, 1997...........  183,632,694   (10,221,757)  173,410,937   $36,726      $ 28,838       $  654,135
    Comprehensive income (see Note 2):
        Net Income.....................                                                                           283,239
        Other comprehensive income, net
          of tax:
            Unrealized gains (losses)
              on investments, net of
              tax......................
    Comprehensive income...............
    Cash dividends ($.28 per share)....                                                                           (47,457)
    Issuance of common shares..........      409,041                    409,041        82         10,566
    Premiums on equity forward purchase
      contracts........................                                                          (17,094)
    Repurchase of common shares........                 (6,344,112)  (6,344,112)
                                         -----------   -----------   -----------   -------      --------       ----------
BALANCE AT JUNE 30, 1998...............  184,041,735   (16,565,869)  167,475,866   $36,808      $ 22,310       $  889,917
                                         ===========   ===========   ===========   =======      ========       ==========

                                                      ACCUMULATED
                                                         OTHER           TOTAL
                                         TREASURY    COMPREHENSIVE   STOCKHOLDERS'
                                           STOCK        INCOME          EQUITY
                                         ---------   -------------   -------------
BALANCE AT DECEMBER 31, 1996...........  $(537,164)    $349,235        $ 833,947
                                                                       ---------
    Comprehensive income (see Note 2):
        Net Income.....................                                  232,654
        Other comprehensive income, net
          of tax:
            Unrealized gains (losses)
              on investments, net of
              tax......................                  (4,607)          (4,607)
                                                                       ---------
    Comprehensive income...............                                  228,047

    Cash dividends ($.25 per share)....                                  (46,622)
    Issuance of common shares..........                                   28,310
    Repurchase of common shares........   (201,096)                     (201,096)
                                         ---------     --------        ---------
BALANCE AT JUNE 30, 1997...............  $(738,260)    $344,628        $ 842,586
                                         =========     ========        =========

BALANCE AT DECEMBER 31, 1997...........  $(423,863)    $378,736        $ 674,572
                                                                       ---------
    Comprehensive income (see Note 2):
        Net Income.....................                                  283,239
        Other comprehensive income, net
          of tax:
            Unrealized gains (losses)
              on investments, net of
              tax......................                  (7,101)          (7,101)
                                                                       ---------
    Comprehensive income...............                                  276,138

    Cash dividends ($.28 per share)....                                  (47,457)
    Issuance of common shares..........                                   10,648
    Premiums on equity forward purchase
      contracts........................                                  (17,094)
    Repurchase of common shares........   (266,427)                     (266,427)
                                         ---------     --------        ---------
BALANCE AT JUNE 30, 1998...............  $(690,290)    $371,635        $ 630,380
                                         =========     ========        =========

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                SIX MONTHS ENDED JUNE 30,
                                                              -----------------------------
                                                                  1998            1997
                                                              -------------   -------------
                                                               (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES
Net income..................................................  $     283,239   $     232,654
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Gains on sales of student loans........................       (117,068)        (64,630)
     (Increase) decrease in accrued interest receivable.....         15,432         (62,416)
     Increase (decrease) in accrued interest payable........        (21,248)         28,526
     (Increase) in other assets.............................        (76,445)           (590)
     Increase (decrease) in other liabilities...............       (103,863)         19,316
                                                              -------------   -------------
          Total adjustments.................................       (303,192)        (79,794)
                                                              -------------   -------------
Net cash (used in) provided by operating activities.........        (19,953)        152,860
                                                              -------------   -------------
INVESTING ACTIVITIES
Insured student loans purchased.............................     (3,130,334)     (3,613,696)
Reduction of insured student loans purchased:
     Installment payments...................................      1,276,266       1,280,539
     Claims and resales.....................................        405,839         615,639
     Proceeds from securitization of student loans..........      6,035,218       4,523,104
Participations purchased....................................       (722,356)       (590,436)
Participation repayments....................................        111,927         117,161
Warehousing advances made...................................       (468,680)       (285,857)
Warehousing advance repayments..............................        829,470         580,164
Academic facilities financings made.........................         (4,220)        (53,720)
Academic facilities financings reductions...................         96,961         172,570
Investments purchased.......................................     (5,908,311)     (9,347,820)
Proceeds from sale or maturity of investments...............      6,310,404       8,406,424
                                                              -------------   -------------
Net cash provided by investing activities...................      4,832,184       1,804,072
                                                              -------------   -------------
FINANCING ACTIVITIES
Short-term borrowings issued................................    225,168,686     376,696,665
Short-term borrowings repaid................................   (226,700,340)   (371,244,394)
Long-term notes issued......................................      3,193,882       2,260,125
Long-term notes repaid......................................     (6,147,786)     (7,497,368)
Equity forward contracts and common stock issued............         (6,446)         28,310
Common stock repurchased....................................       (266,427)       (201,096)
Dividends paid..............................................        (47,457)        (46,622)
                                                              -------------   -------------
Net cash (used in) provided by financing activities.........     (4,805,888)         (4,380)
                                                              -------------   -------------
Net increase in cash and cash equivalents...................          6,343       1,952,552
Cash and cash equivalents at beginning of period............         54,022         270,887
                                                              -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $      60,365   $   2,223,439
                                                              =============   =============
CASH DISBURSEMENTS MADE FOR:
     Interest...............................................  $     973,665   $   1,083,837
                                                              =============   =============
     Income Taxes...........................................  $     175,000   $     109,500
                                                              =============   =============

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (INFORMATION AT JUNE 30, 1998 AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                          1998 AND 1997 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying unaudited consolidated financial statements of SLM Holding Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998.

2. NEW ACCOUNTING PRONOUNCEMENTS

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be recognized currently in earnings unless specific hedge criteria are met. Gains and losses on derivatives that qualify as hedges can be used to offset related results on the hedged item in the income statement. The Company is required to adopt SFAS 133 for fiscal years beginning January 1, 2000 at the latest. Early adoption of SFAS 133 at the beginning of any fiscal quarter is permitted, but the effects of SFAS 133 cannot be applied retroactively to periods prior to adoption. Management has not yet quantified the impact of adopting SFAS 133 and has not determined the timing and the method of adoption. Management believes that SFAS 133 could increase volatility in reported earnings and other comprehensive income.

                            SLM HOLDING CORPORATION

3. STUDENT LOANS

     The following table summarizes the reserves that the Company has recorded for estimated losses due to risk-sharing, unpaid guarantee claims on federally guaranteed student loans and defaults on privately insured loans.

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                  -------------------   -----------------
                                                    1998       1997      1998      1997
                                                  --------   --------   -------   -------
BALANCE AT BEGINNING OF PERIOD..................  $86,889    $87,378    $87,660   $84,063
Additions
     Provisions for loan losses.................    5,674        165     10,605     5,983
     Recoveries.................................    1,096      1,377      2,030     4,470
Deductions
     Reductions for sales of student loans......   (3,288)    (2,364)    (7,474)   (4,328)
     Losses on loans............................   (2,999)    (4,093)    (5,449)   (7,725)
                                                  -------    -------    -------   -------
BALANCE AT END OF PERIOD........................  $87,372    $82,463    $87,372   $82,463
                                                  =======    =======    =======   =======

     In addition to the reserves for loan losses in the above table, the Company, through its wholly owned insurance subsidiary, Hemar Insurance Corporation of America ("HICA"), maintains a provision for future losses on private student loans that it insures. At June 30, 1998 and 1997, HICA's reserve was $89 million and $72 million, respectively, for which the Company owned 86 percent of the $1.7 billion and 79 percent of the $1.4 billion, respectively, of student loans insured by HICA.

4. STUDENT LOAN SECURITIZATION

     For the three months ended June 30, 1998 and 1997, the Company securitized $3.0 billion and $2.5 billion, respectively, of student loans and recorded pre-tax gains of $57 million and $31 million, respectively. For the six months ended June 30, 1998 and 1997, the Company securitized $6.0 billion and $4.5 billion, respectively, of student loans and recorded pre-tax gains of $117 million and $65 million, respectively. The gains in the first six months of 1997 included a $39 million reserve for Offset Fees, that was later reversed in the third quarter of 1997 as a result of the Company's successful litigation over whether the Offset Fee applied to securitized student loans. At June 30, 1998 and December 31, 1997, securitized student loans outstanding totaled $19 billion and $14 billion, respectively.

5. COMMON STOCK

     On January 2, 1998, the Company effected a 7-for-2 stock split through a stock dividend of an additional five shares for every two already outstanding for shareholders of record on December 12, 1997. All share and per share amounts, for all periods presented, have been restated to reflect the payment of that dividend.

     Basic earnings per share are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share reflect the potential dilutive effect,

                            SLM HOLDING CORPORATION
determined by the treasury stock method, of additional common shares that are issuable upon exercise of outstanding stock options, warrants and equity forwards as follows:

                                                                              AVERAGE     EARNINGS
                                                              NET INCOME      SHARES      PER SHARE
                                                              -----------   -----------   ---------
                                                              (THOUSANDS)   (THOUSANDS)
THREE MONTHS ENDED JUNE 30, 1998
Basic EPS...................................................   $144,231       168,282       $0.86
Dilutive effect of stock options, warrants and equity
  forwards..................................................         --         2,826        (.02)
                                                               --------       -------       -----
Diluted EPS.................................................   $144,231       171,108       $0.84
                                                               ========       =======       =====
THREE MONTHS ENDED JUNE 30, 1997
Basic EPS...................................................   $116,491       184,219       $0.63
Dilutive effect of stock options............................         --         1,258          --
                                                               --------       -------       -----
Diluted EPS.................................................   $116,491       185,477       $0.63
                                                               ========       =======       =====

                                                                              AVERAGE     EARNINGS
                                                              NET INCOME      SHARES      PER SHARE
                                                              -----------   -----------   ---------
                                                              (THOUSANDS)   (THOUSANDS)
SIX MONTHS ENDED JUNE 30, 1998
Basic EPS...................................................   $283,239       169,998       $1.67
Dilutive effect of stock options, warrants and equity
  forwards..................................................         --         2,595        (.03)
                                                               --------       -------       -----
Diluted EPS.................................................   $283,239       172,593       $1.64
                                                               ========       =======       =====
SIX MONTHS ENDED JUNE 30, 1997
Basic EPS...................................................   $232,654       185,445       $1.25
Dilutive effect of stock options............................         --         1,164          --
                                                               --------       -------       -----
Diluted EPS.................................................   $232,654       186,609       $1.25
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

     Set forth below is Management's Discussion and Analysis of Financial Condition and Results of Operations of SLM Holding for the three and six months ended June 30, 1998 and 1997. This section should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 1995-97 presented in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. All dollar amounts are in millions, except per share amounts or otherwise noted.

THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

SELECTED FINANCIAL DATA

CONDENSED STATEMENTS OF INCOME

                                             THREE MONTHS                        SIX MONTHS
                                                 ENDED         INCREASE             ENDED         INCREASE
                                               JUNE 30,       (DECREASE)          JUNE 30,       (DECREASE)
                                             -------------   -------------      -------------   -------------
                                             1998    1997      $       %        1998    1997      $       %
                                             -----   -----   -----   -----      -----   -----   -----   -----
Net interest income........................  $ 171   $ 207   $ (36)    (17)%    $ 340   $ 406   $ (66)    (16)%
Gains on sales of student loans............     57      31      26      86        117      65      52      81
Servicing and securitization revenue.......     63      31      32     100        115      57      58     102
Other income...............................     19      16       3      19         37      32       5      14
Operating expenses.........................     94     115     (21)    (19)       185     217     (32)    (15)
Federal income taxes.......................     69      51      18      36        136     105      31      29
Minority interest in net earnings of
  subsidiary...............................      3       3      --      --          5       5      --      --
                                             -----   -----   -----   -----      -----   -----   -----   -----
NET INCOME.................................  $ 144   $ 116   $  28      24%     $ 283   $ 233   $  50      22%
                                             =====   =====   =====   =====      =====   =====   =====   =====
BASIC EARNINGS PER COMMON SHARE............  $0.86   $0.63   $0.23      36%     $1.67   $1.25   $0.42      33%
                                             =====   =====   =====   =====      =====   =====   =====   =====
DILUTED EARNINGS PER COMMON SHARE..........  $0.84   $0.63   $0.21      34%     $1.64   $1.25   $0.39      31%
                                             =====   =====   =====   =====      =====   =====   =====   =====
Dividends per common share.................  $0.14   $0.13   $0.01      11%     $0.28   $0.25   $0.03      11%
                                             =====   =====   =====   =====      =====   =====   =====   =====
CORE EARNINGS..............................  $ 133   $ 111   $  22      19%     $ 264   $ 223   $  41      18%
                                             =====   =====   =====   =====      =====   =====   =====   =====

CONDENSED BALANCE SHEETS

                                                                                          INCREASE
                                                                                         (DECREASE)
                                                              JUNE 30,   DECEMBER 31,   -------------
                                                                1998         1997          $       %
                                                              --------   ------------   -------   ---
ASSETS
Student loans...............................................  $25,593      $29,521      $(3,928)  (13)%
Warehousing advances........................................    1,508        1,869         (361)  (19)
Academic facilities financings..............................    1,278        1,375          (97)   (7)
Cash and investments........................................    4,722        5,130         (408)   (7)
Other assets................................................    2,149        2,014          135     1
                                                              -------      -------      -------   ---
         Total assets.......................................  $35,250      $39,909      $(4,659)  (12)%
                                                              =======      =======      =======   ===
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings.......................................  $21,771      $23,176      $(1,405)   (6)%
Long-term notes.............................................   11,460       14,541       (3,081)  (21)
Other liabilities...........................................    1,175        1,303         (128)  (10)
                                                              -------      -------      -------   ---
         Total liabilities..................................   34,406       39,020       (4,614)  (12)
                                                              -------      -------      -------   ---
Minority interest in subsidiary.............................      214          214           --    --
Stockholders' equity before treasury stock..................    1,320        1,099          221   (20)
Common stock held in treasury at cost.......................      690          424          266    63
                                                              -------      -------      -------   ---
         Total stockholders' equity.........................      630          675          (45)   (7)
                                                              -------      -------      -------   ---
         Total liabilities and stockholders' equity.........  $35,250      $39,909      $(4,659)  (12)%
                                                              =======      =======      =======   ===

RESULTS OF OPERATIONS

EARNINGS SUMMARY

     For the three months ended June 30, 1998, the Company's net income was $144 million ($.84 diluted earnings per common share), versus net income of $116 million ($.63 diluted earnings per common share) in the second quarter of 1997. The Company recognized $11 million ($.06 diluted earnings per share) of floor revenues, after-tax, in the three months ended June 30, 1998 versus $5 million ($.03 diluted earnings per share) for the year ago period. For the six months ended June 30, 1998, the Company earned net income of $283 million ($1.64 diluted earnings per share) up 22 percent from the $233 million ($1.25 diluted earnings per share) for the six months ended June 30, 1997. Included in net income for the six months ended June 30, 1998 and 1997 was $20 million ($.11 diluted earnings per share) and $9 million ($.05 diluted earnings per share), respectively, of floor revenues, after-tax. For both the quarter and six months ended June 30, 1998, the growth in net income less the floor revenues resulted primarily from increased securitization gains and growth in managed student loan assets.

     The net income increases of $28 million (24 percent) for the second quarter and $50 million (22 percent) for the six months ended June 30, 1998 versus the corresponding year-ago periods reflect the Company's continued strategy of funding its managed portfolio of student loans through its securitization program. The Company securitized $3.0 billion of student loans in the second quarter of 1998 and recorded a gain of $37 million, after-tax, a $17 million increase over the gain recorded on the securitization of $2.5 billion of student loans in the second quarter of 1997. The increase in the second quarter of 1998 gain versus the second quarter of 1997 is mainly due to the securitization of $.5 billion more loans in the second quarter of 1998 and to the negative effect of the $14 million, after-tax, reserve for Offset Fees included in the second quarter of 1997 gain that was reversed in the third quarter of 1997. The Company securitized $6.0 billion of student loans in the first six months of 1998 ($3.0 billion each quarter) and recorded securitization gains of $76 million, after-tax, an increase of $34 million over gains recorded on $4.5 billion of student loans securitized in the six months ended June 30, 1997. The increase in the gains is mainly due to the securitization of $1.5 billion more loans in the first six months of 1998 and to the $25 million, after-tax, reserves for Offset Fees included in the first half of 1997 gains. All Offset Fee reserves recorded in the first six months of 1997 were reversed in the third quarter of 1997 when the Company favorably resolved litigation over whether the Offset Fee applied to securitized student loans. The 1998 securitizations increased the average balance of securitized student loans from $7.3 billion in the first six months of 1997 to $15.5 billion in the first six months of 1998, and, as a result, servicing and securitization revenue increased by approximately $38 million, after-tax.

     The increased income from the Company's securitization program in the first six months of 1998 was offset by the reduction in net interest income of $43 million, after-tax, which occurred as the on-balance sheet student loan portfolio was reduced through securitizations and through the reduction of warehousing advances and investments. After-tax operating expenses in the second quarter of 1998 were $14 million lower than the second quarter of 1997, and for the first six months of 1998 after-tax operating expenses were $21 million lower than the first six months of 1997. These reductions were a direct result of the Company's restructuring of operations performed in the second half of 1997 and the continued management focus on cost control. For the three and six months ended June 30, 1998 servicing costs decreased by $1 million and $2 million, after-tax, versus the corresponding year-ago periods. Included in the 1998 second quarter servicing expense is a $6 million after-tax charge relating to the closing of two satellite loan servicing centers. Each of these components of net income is discussed in further detail in subsequent sections of this analysis.

     During the first six months of 1998, the Company spent $266 million to repurchase 6.4 million common shares (or 4 percent of its outstanding shares), which further enhanced earnings per share growth.

NET INTEREST INCOME

     Net interest income is derived largely from the Company's on-balance sheet portfolio of student loans. The Taxable Equivalent Net Interest Income analysis set forth below is designed to facilitate a comparison of non-taxable asset yields to taxable yields on a similar basis. Additional information regarding the return on the Company's student loan portfolio is set forth below under "Student Loans."

TAXABLE EQUIVALENT NET INTEREST INCOME

     The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal corporate tax rate of 35 percent.

                                     THREE MONTHS                               SIX MONTHS
                                         ENDED            INCREASE                 ENDED             INCREASE
                                       JUNE 30,          (DECREASE)              JUNE 30,           (DECREASE)
                                     -------------   -------------------      ---------------   -------------------
                                     1998    1997       $          %           1998     1997       $          %
                                     -----   -----   --------   --------      ------   ------   --------   --------
Interest income
     Student loans.................  $541    $634     $ (93)      (15)%       $1,104   $1,274    $(170)      (13)%
     Warehousing advances..........    28      37        (9)      (26)            58       78      (20)      (26)
     Academic facilities
       financings..................    22      24        (2)       (8)            44       48       (4)       (8)
     Investments...................    77     169       (92)      (54)           168      312     (144)      (46)
     Taxable equivalent
       adjustment..................     8       9        (1)       (9)            19       18        1         1
                                     ----    ----     -----       ---         ------   ------    -----       ---
Total taxable equivalent interest
  income...........................   676     873      (197)      (23)         1,393    1,730     (337)      (20)
Interest expense...................   496     656      (160)      (24)         1,034    1,305     (271)      (21)
                                     ----    ----     -----       ---         ------   ------    -----       ---
Taxable equivalent net interest
  income...........................  $180    $217     $ (37)      (17)%       $  359   $  425    $ (66)      (16)%
                                     ====    ====     =====       ===         ======   ======    =====       ===

AVERAGE BALANCE SHEETS

     The following table reflects the rates earned on earning assets and paid on liabilities for the three and six months ended June 30, 1998 and 1997.

                                    THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                  -------------------------------   -------------------------------
                                       1998             1997             1998             1997
                                  --------------   --------------   --------------   --------------
                                  BALANCE   RATE   BALANCE   RATE   BALANCE   RATE   BALANCE   RATE
                                  -------   ----   -------   ----   -------   ----   -------   ----
AVERAGE ASSETS
     Student loans..............  $27,641   7.85%  $32,799   7.75%  $28,563   7.79%  $33,298   7.71%
     Warehousing advances.......    1,840   6.04     2,485   6.01     1,930   6.08     2,639   5.98
     Academic facilities
       financings...............    1,337   8.19     1,415   8.44     1,366   8.22     1,443   8.44
     Investments................    4,994   6.44    11,138   6.21     5,503   6.40    10,606   6.04
                                  -------   ----   -------   ----   -------   ----   -------   ----
Total interest earning assets...   35,812   7.57%   47,837   7.32%   37,362   7.52%   47,986   7.27%
                                            ====             ====             ====             ====
Non-interest earning assets.....    1,988            1,819            1,942            1,930
                                  -------          -------          -------          -------
          Total assets..........  $37,800          $49,656          $39,304          $49,916
                                  =======          =======          =======          =======

AVERAGE LIABILITIES AND
  STOCKHOLDERS' EQUITY
     Six month floating rate
       notes....................  $ 2,873   5.55%  $ 2,919   5.46%  $ 2,974   5.58%  $ 2,952   5.46%
     Other short-term
       borrowings...............   20,416   5.48    24,876   5.52    21,302   5.53    24,243   5.48
     Long-term notes............   12,434   5.71    19,571   5.61    12,942   5.72    20,445   5.59
                                  -------   ----   -------   ----   -------   ----   -------   ----
Total interest bearing
  liabilities...................   35,723   5.57%   47,366   5.55%   37,218   5.60%   47,640   5.53%
                                            ====             ====             ====             ====
Non-interest bearing
  liabilities...................    1,487            1,469            1,480            1,457
Stockholders' equity............      590              821              606              819
                                  -------          -------          -------          -------
          Total liabilities and
            stockholders'
            equity..............  $37,800          $49,656          $39,304          $49,916
                                  =======          =======          =======          =======
Net interest margin.............            2.02%            1.82%            1.94%            1.78%
                                            ====             ====             ====             ====

RATE/VOLUME ANALYSIS

     The Rate/Volume Analysis below shows the relative contribution of changes in interest rates and asset volumes.

                                                                             INCREASE
                                                                            (DECREASE)
                                                                           ATTRIBUTABLE
                                                               TAXABLE     TO CHANGE IN
                                                              EQUIVALENT   -------------
                                                              (DECREASE)   RATE   VOLUME
                                                              ----------   ----   ------
THREE MONTHS ENDED JUNE 30, 1998 VS. THREE MONTHS ENDED JUNE
  30, 1997
Taxable equivalent interest income..........................    $(197)     $14     (211)
Interest expense............................................     (160)       3     (163)
                                                                -----      ---    -----
Taxable equivalent net interest income......................    $ (37)     $11    $ (48)
                                                                =====      ===    =====

                                                                             INCREASE
                                                                            (DECREASE)
                                                                           ATTRIBUTABLE
                                                               TAXABLE     TO CHANGE IN
                                                              EQUIVALENT   -------------
                                                              (DECREASE)   RATE   VOLUME
                                                              ----------   ----   ------
SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS ENDED JUNE 30,
  1997
Taxable equivalent interest income..........................    $(337)     $32     (369)
Interest expense............................................     (271)      22     (293)
                                                                -----      ---    -----
Taxable equivalent net interest income......................    $ (66)     $10    $ (76)
                                                                =====      ===    =====

     Taxable equivalent net interest income for the three months ended June 30, 1998 decreased by $37 million while the net interest margin increased by .20 percent, versus the three months ended June 30, 1997. The $11 million increase in taxable equivalent net interest income attributable to the change in rates for the three months ended June 30, 1998 was principally due to an increase in floor income of $10 million, a $7 million reduction in student loan reserves due to improved experience in recovering unpaid guarantees on defaulted student loans and the increase in student loans as a percentage of average earning assets offset by the growth in the portfolio of student loans subject to the consolidation loan rebate fee and a $4 million reduction in student loan reserves in the second quarter of 1997.

     Taxable equivalent net interest income for the six months ended June 30, 1998 decreased by $66 million while the net interest margin increased by .16 percent, versus the six months ended June 30, 1997. The $10 million increase in taxable equivalent net interest income attributable to the change in rates in the first six months of 1998 versus 1997 was due to a $16 million increase in floor income and a $7 million reduction in student loan reserves due to improved experience in recovering unpaid guarantees on defaulted student loans versus a $4 million reduction in student loan reserves in the second quarter of 1997 and a decrease of $4 million in the amortization of student loan floor revenue contracts. Other factors contributing to the increase in taxable equivalent net interest income were lower Offset Fees and reduced risk-sharing costs of $6 million and $5 million, respectively, as loans subject to these costs were sold through securitizations and the increase in student loans as a percentage of average earning assets. These increases were partially offset by increased consolidation loan rebate fees of $5 million, lower student loan yields in the form of reduced SAP rates, which reduced interest income by $9 million, and lower yields on long-term, fixed rate academic facilities financings as the runoff of older financings purchased in higher interest rate environments are being replaced by financings in the current interest rate environment.

     The $76 million decrease in taxable equivalent net interest income for the six months ended June 30, 1998 attributable to the change in volume resulted primarily from the $5.3 billion decrease in the average balance of on-balance sheet purchased student loans as a result of the Company's ongoing securitization program, and the decrease of $5.1 billion and $709 million in the average balance of investments and warehousing advances, respectively, as the Company reduced these assets to free up capital for common share repurchases. The decrease in the interest earned on the on-balance sheet portfolio of student loans was partially offset by the increase in the average balance of student loan participations of $530 million.

     The increase in the net interest margin is due to the factors mentioned above regarding the increase in taxable equivalent net interest income attributable to rates plus the increase in student loans as a percentage of average earning assets.

STUDENT LOANS

STUDENT LOAN SPREAD ANALYSIS

     The following table analyzes the earning spreads on student loans for the three and six months ended June 30, 1998 and 1997.

                                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                                               JUNE 30,             JUNE 30,
                                                          -------------------   -----------------
                                                            1998       1997      1998      1997
                                                          --------   --------   -------   -------
ON-BALANCE SHEET
Adjusted student loan yields............................     7.90%      7.92%      7.87%     7.88%
Amortization of floor swap payments.....................      .10        .10        .10       .11
Floor income............................................      .23        .10        .20       .09
Consolidation loan rebate fees..........................     (.24)      (.18)      (.24)     (.18)
Reserves for risk-sharing costs.........................     (.03)      (.06)      (.03)     (.06)
Offset fees.............................................     (.11)      (.13)      (.11)     (.13)
                                                          -------    -------    -------   -------
Student loan income.....................................     7.85       7.75       7.79      7.71
Cost of funds...........................................    (5.50)     (5.51)     (5.54)    (5.51)
                                                          -------    -------    -------   -------
Student loan spread.....................................     2.35%      2.24%      2.25%     2.20%
                                                          =======    =======    =======   =======
Core student loan spread................................     2.12%      2.14%      2.05%     2.11%
                                                          =======    =======    =======   =======
OFF-BALANCE SHEET
Servicing and securitization revenue....................     1.50%      1.54%      1.50%     1.59%
                                                          =======    =======    =======   =======
AVERAGE BALANCES
Student loans, including participations.................  $27,642    $32,799    $28,563   $33,298
Securitized loans.......................................   16,727      8,129     15,518     7,259
                                                          -------    -------    -------   -------
Managed student loans...................................  $44,369    $40,928    $44,081   $40,557
                                                          =======    =======    =======   =======

     The decrease in the core student loan spread in the three and six months ended June 30, 1998 versus the corresponding periods in the prior year was due principally to the growth in the portfolio of loans subject to the consolidation loan rebate fee which reduced the core student loan spread by .06 percent in both periods (See below for discussion of suspension of consolidation loan program). This decrease in the core spread was offset by a $7 million reduction in student loan reserves due to improved experience in recovering unpaid guarantees on defaulted student loans versus a $4 million reduction in student loan reserves in the second quarter of 1997. Other factors contributing to the decrease in the core student loan spread were lower student loan yields in the form of reduced SAP rates and the effect of student loan participations, which contractually yield a lower rate than the underlying student loans and increased student loan reserves for non-federally insured student loans. The increase in the student loan spread for the three and six months ended June 30, 1998 versus the year ago periods, was due to an increase of $8 million and $14 million, respectively, in student loan floor revenues.

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

     The Department of Education offers existing FFELP borrowers the opportunity to refinance FFELP loans into Federal Direct Student Loan Program ("FDSLP") loans. During the first six months of 1998 and 1997, approximately $277 million and $263 million, respectively, of the Company's managed student loans were accepted for refinancing into the FDSLP. Since the inception of this program approximately $1.1 billion of FFELP loans managed by Sallie Mae have been accepted for refinancing into FDSLP loans and approximately $793 million have been refinanced into FDSLP with the remainder awaiting disbursements by the federal government.

     The Department of Education recently announced that it reduced interest rates on Federal Direct Consolidation loans for borrowers whose application for such loan is processed after July 1, 1998. See "Other Related Events and Developments -- Legislative Developments".

STUDENT LOAN FLOOR REVENUES

MANAGED STUDENT LOANS ELIGIBLE TO EARN FLOOR REVENUES

     The following table reflects those loans in the Company's managed student loan portfolio with potential to earn floor revenue at June 30, 1998 and 1997 (dollars in billions).

                                                      JUNE 30, 1998               JUNE 30, 1997
                                                -------------------------   -------------------------
                                                FIXED   VARIABLE   TOTAL    FIXED   VARIABLE   TOTAL
                                                -----   --------   ------   -----   --------   ------
Student loans with floor revenue potential....  $13.4    $22.3     $ 35.7   $14.7    $17.7     $ 32.4
Less notional amount of floor revenue
  contracts...................................   (6.3)   (18.6)     (24.9)   (7.7)    (4.9)     (12.6)
                                                -----    -----     ------   -----    -----     ------
Net student loans with floor revenue
  potential...................................  $ 7.1    $ 3.7     $ 10.8   $ 7.0    $12.8     $ 19.8
                                                =====    =====     ======   =====    =====     ======
Net student loans earning floor revenues......  $ 4.9    $  .6     $  5.5   $ 4.1    $  --     $  4.1
                                                =====    =====     ======   =====    =====     ======

     Based on the average bond equivalent 91-day Treasury bill rates of 5.14 percent and 5.22 percent for the three months ended June 30, 1998 and 1997, respectively, the Company earned floor revenues of $18 million (net of $5 million in payments under the floor revenue contracts), and $8 million (net of $5 million in payments under the floor revenue contracts), respectively. The average bond equivalent 91-day Treasury bill rates was 5.17 percent and 5.21 percent for the six months ended June 30, 1998 and 1997, respectively, and the Company earned floor revenues of $30 million (net of $9 million in payments under the floor revenue contracts) and $14 million (net of $10 million in payments under the floor revenue contracts), respectively.

FLOOR REVENUE CONTRACTS

     During 1997 and 1996, the Company entered into contracts with third parties with notional amounts of $11 billion and $13 billion, respectively, under which it agreed to pay the future floor revenues received in exchange for upfront payments ("floor revenue contracts"). These upfront payments are being amortized to student loan income over the average life of the contracts, which is approximately eight months for the 1997 contracts and two years for the 1996 contracts. At June 30, 1998, $10.6 billion of the notional amount of the 1997 contracts was outstanding and $5.9 billion of the notional amount of the 1996 contracts was outstanding. In addition, in April 1998, the Company entered into variable rate floor contracts with notional values of $8 billion that expired on July 1, 1998.

     For the three months ended June 30, 1998 and 1997, the amortization of the upfront payments received for the sale of fixed rate floor revenue contracts contributed $7 million and $8 million, respectively, pre-tax to core earnings. The amortization of these payments is not dependent on future interest rate levels, and therefore is included in the Company's definition of core earnings. In addition, for the three months ended June 30, 1998 and 1997, the Company earned $9 million and $2 million, respectively, on variable rate floor revenue contracts. These contracts typically expire on the interest reset date of the underlying student loans and the related amortization of the upfront payments is excluded from core earnings. For the six months ended June 30, 1998 and 1997, the amortization of the upfront payments received for the sale of fixed rate floor revenue contracts contributed $14 million and $18 million, respectively, pre-tax to core earnings and during the same period the Company earned $14 million and $3 million, respectively, on variable rate floor revenue contracts.

PROVISION FOR STUDENT LOAN LOSSES

     The provision for student loans of $87 million at June 30, 1998 remained relatively unchanged since December 31, 1997. In the second quarter of 1998 the reserve was reduced by $7 million due to improved experience in recovering unpaid guarantees on defaulted student loans versus a reduction of $4 million in the second quarter of 1997. Also during the first six months of 1998, the Company added $4 million to provide for losses on non-federally insured student loans versus $2 million in the corresponding period of the prior year and increased its reserve for potential losses on its federally insured student loan portfolio due to risk-sharing by $3 million versus an $8 million increase in the year-ago period as loans subject to risk-sharing were sold to securitized trusts. Once a student loan is charged off as a result of an unpaid claim, the Company's policy is to continue to pursue the recovery of principal and interest. Management believes that the provision for loan losses is adequate to cover anticipated losses in the on-balance sheet student loan portfolio. However, this evaluation is inherently subjective as it requires material estimates that may be susceptible to significant changes.

FUNDING COSTS

     The Company's borrowings are generally variable rate indexed principally to the 91-day Treasury bill rate. The following table summarizes the average balance of debt (by index after giving effect to the impact of interest rate swaps) for the three and six months ended June 30, 1998 and 1997.

                                                THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                           -------------------------------------   -------------------------------------
                                                 1998                1997                1998                1997
                                           -----------------   -----------------   -----------------   -----------------
                                           AVERAGE   AVERAGE   AVERAGE   AVERAGE   AVERAGE   AVERAGE   AVERAGE   AVERAGE
                  INDEX                    BALANCE    RATE     BALANCE    RATE     BALANCE    RATE     BALANCE    RATE
                  -----                    -------   -------   -------   -------   -------   -------   -------   -------
Treasury bill, principally 91-day........  $27,925     5.49%   $33,435     5.50%   $28,528     5.52%   $33,868     5.50%
LIBOR....................................    4,915     5.52      6,298     5.49      4,954     5.57      6,363     5.42
Discount notes...........................    1,160     5.46      6,200     5.52      2,012     5.50      6,006     5.43
Fixed....................................      641     7.11        670     7.02        645     7.15        673     7.04
Zero coupon..............................      138    11.14        134    11.12        138    11.13        132    11.12
Other....................................      944     5.56        629     5.18        941     5.51        598     5.10
                                           -------    -----    -------    -----    -------    -----    -------    -----
        Total............................  $35,723     5.57%   $47,366     5.55%   $37,218     5.60%   $47,640     5.53%
                                           =======    =====    =======    =====    =======    =====    =======    =====

     In the above table, for the three months ended June 30, 1998 and 1997, spreads for all Treasury bill-indexed borrowings averaged .24 percent and .22 percent, respectively, over the weighted average Treasury bill rates for those periods and spreads for London Interbank Offered Rate ("LIBOR")-indexed borrowings averaged .24 percent and .26 percent, respectively, under the weighted average LIBOR rates.

     In the above table, for the six months ended June 30, 1998 and 1997, spreads for all Treasury bill-indexed borrowings averaged .25 percent and .23 percent, respectively, over the weighted average Treasury bill rates for those periods and spreads for LIBOR-indexed borrowings averaged .24 percent and .26 percent, respectively, under the weighted average LIBOR rates.

OTHER INCOME

     The increase in other income of $61 million in the second quarter of 1998 versus 1997 was mainly due to the increase in securitization gains of $26 million and an increase of $32 million in servicing and securitization revenue as the Company's average balance of securitized student loans in the quarter increased by $8.6 billion over the second quarter of 1997. For the six months ended June 30, 1998 securitization gains increased by

$52 million and servicing and securitization revenue increased by $58 million over the corresponding year ago periods as the Company's average balance of securitized student loans for the six months ended June 30, 1998 increased by $8.2 billion over the first six months of 1997.

SECURITIZATION PROGRAM

     During each of the three month periods ended June 30, 1998 and 1997, the Company completed one securitization transaction in which a total of $3 billion and $2.5 billion, respectively, of student loans were sold to a special purpose finance subsidiary and by the subsidiary to trusts that issued asset-backed securities to fund the student loans to term. In each of the first six months of 1998 and 1997, the Company completed two securitization transactions in which a total of $6.0 billion and $4.5 billion, respectively, of student loans were sold by the Company. For the three months ended June 30, 1998 and 1997, the Company recorded securitization gains of $57 million and $31 million, pre-tax, or as a percentage of the portfolio securitized 1.90 percent and 1.26 percent, respectively. For the six months ended June 30, 1998 and 1997, the Company recorded securitization gains of $117 million and $65 million, pre-tax, or as a percentage of the portfolio securitized 1.95 percent and 1.46 percent, respectively.

     The increase in the gains for the three and six months ended June 30, 1998 versus the corresponding periods in 1997 is mainly due to the $39 million in reserves for Offset Fees included in the two 1997 gain calculations, of which $21 million related to the gain recorded in the second quarter of 1997. These reserves were later reversed in the third quarter of 1997 when the Company favorably resolved litigation over whether the Offset Fee applied to securitized loans. Without the effect of the reserve for Offset Fees, the 1997 second quarter gain would have been 2.10 percent. Exclusive of Offset Fee reserves, the increase in the gains in the three and six months ended June 30, 1998 versus 1997 was mainly due to the securitization of $1.5 billion more student loans in 1998. The decrease in the 1998 gains as a percentage of the securitized portfolios versus 1997 is mainly due to the inclusion of lower yielding consolidation loans in the portfolios of loans securitized in the 1998 and to higher cost of funds offset by lower relative servicing costs due to the higher average balance of loans securitized in 1998. Gains on future securitizations will continue to vary depending on the size and the loan characteristics of the loan portfolios securitized and the funding costs prevailing in the securitization debt markets.

SERVICING AND SECURITIZATION INCOME

     For each securitization transaction the Company records a gain on sale and an asset (the "Interest Residual") equal to the present value of the expected net cash flows from the trust to the Company over the life of the portfolio sold. Interest earned on the Interest Residual is included in servicing and securitization revenue and totaled $24 million and $43 million, for the three and six months ended June 30, 1998, respectively, versus $9 million and $18 million in the corresponding periods in 1997, respectively. Securitization and servicing revenue also includes fee income earned for servicing the securitized portfolios. These fees, less the amortization of the servicing asset, totaled $39 million and $72 million, for the three and six months ended June 30, 1998, respectively, versus $22 million and $39 million, for the three and six months ended June 30, 1997, respectively. The increase in servicing and securitization income is mainly due to the increase in the average balance of the Interest Residual from $273 million in the first half of 1997 to $538 million in the first half of 1998, and to the increase in the average balance of securitized student loans from $7.3 billion in the first six months of 1997 to $15.5 billion in the corresponding period in 1998.

OPERATING EXPENSES

     Operating expenses include costs to service the Company's managed student loan portfolio and operational costs incurred in the process of acquiring student loan portfolios and general and administrative expenses. Total operating expenses as a percentage of average managed student loans were 85 basis points and 113 basis points for the three months ended June 30, 1998 and 1997, respectively, and 84 basis points and 108 basis points for the six months ended June 30, 1998 and 1997, respectively. Operating expenses are summarized in the following tables:

                                                                THREE MONTHS ENDED JUNE 30,
                                            -------------------------------------------------------------------
                                                          1998                               1997
                                            --------------------------------   --------------------------------
                                                         SERVICING                          SERVICING
                                                            AND                                AND
                                            CORPORATE   ACQUISITION   TOTAL    CORPORATE   ACQUISITION   TOTAL
                                            ---------   -----------   ------   ---------   -----------   ------
Salaries and employee benefits............    $ 11        $   38      $   49     $ 15        $   36      $   51
Occupancy and equipment...................       3            20          23        4            15          19
Professional fees.........................       3             3           6       11             5          16
Office operations.........................       1             6           7        3             7          10
Other.....................................       3            --           3        3             3           6
                                              ----        ------      ------     ----        ------      ------
Total internal operating expenses.........      21            67          88       36            66         102
Third party servicing costs...............      --             6           6       --            13          13
                                              ----        ------      ------     ----        ------      ------
         Total operating expenses.........    $ 21        $   73      $   94     $ 36        $   79      $  115
                                              ====        ======      ======     ====        ======      ======
Employees.................................     509         3,683       4,192      686         4,003       4,689
                                              ====        ======      ======     ====        ======      ======

                                                                  THREE MONTHS
                                                                      ENDED
                                                                    JUNE 30,              DECREASE
                                                                 ---------------       --------------
                                                                 1998       1997        $         %
                                                                 ----       ----       ---       ----
Servicing costs...........................................       $62        $64        $(2)       (2)%
Acquisition costs.........................................        11         15         (4)      (29)
                                                                 ---        ---        ---       ----
          Total servicing and acquisition costs...........       $73        $79        $(6)       (8)%
                                                                 ===        ===        ===       ====

                                                                 SIX MONTHS ENDED JUNE 30,
                                            -------------------------------------------------------------------
                                                          1998                               1997
                                            --------------------------------   --------------------------------
                                                         SERVICING                          SERVICING
                                                            AND                                AND
                                            CORPORATE   ACQUISITION   TOTAL    CORPORATE   ACQUISITION   TOTAL
                                            ---------   -----------   ------   ---------   -----------   ------
Salaries and employee benefits............    $ 23        $   75      $   98     $ 31        $   72      $  103
Occupancy and equipment...................       6            34          40        9            30          39
Professional fees.........................       6             8          14       17             8          25
Office operations.........................       2            12          14        4            13          17
Other.....................................       6             1           7        6             6          12
                                              ----        ------      ------     ----        ------      ------
Total internal operating expenses.........      43           130         173       67           129         196
Third party servicing costs...............      --            11          11       --            21          21
                                              ----        ------      ------     ----        ------      ------
         Total operating expenses.........    $ 43        $  141      $  184     $ 67        $  150      $  217
                                              ====        ======      ======     ====        ======      ======
Employees.................................     509         3,683       4,192      686         4,003       4,689
                                              ====        ======      ======     ====        ======      ======

                                                                 SIX MONTHS
                                                                    ENDED
                                                                  JUNE 30,              DECREASE
                                                               ---------------       --------------
                                                               1998       1997        $         %
                                                               ----       ----       ---       ----
Servicing costs.........................................       $117       $121       $(4)       (3)%
Acquisition costs.......................................         24         29        (5)      (16)
                                                               ----       ----       ---       ----
          Total servicing and acquisition costs.........       $141       $150       $(9)       (6)%
                                                               ====       ====       ===       ====

     In the three and six months ended June 30, 1998, corporate operating expenses decreased by $15 million and $24 million, respectively, compared to the corresponding year-ago periods. The decrease in operating expenses is principally due to the effect of the Company's restructuring of operations in the second half of 1997, which resulted in reduced salaries and employee benefits, rent and depreciation. The reduction in operating expenses in the second quarter of 1998 when compared to the second quarter of 1997 is also due to the absence of privatization and proxy charges which totaled $7 million for the quarter ended June 30, 1997.

     Servicing costs include all operations and systems costs incurred to service the portfolio of managed student loans, including fees paid to third party servicers. In the three and six months ended June 30, 1998, servicing expenses decreased by $2 million and $4 million, respectively, over the corresponding year-ago periods. When expressed as a percentage of the managed student loan portfolio, servicing costs averaged 56 basis points and 62 basis points for the three months ended June 30, 1998 and 1997, respectively, and 53 basis points and 60 basis points for the six months ended June 30, 1998 and 1997, respectively. Included in the second quarter servicing expense is a $9 million charge relating to the closing of two satellite loan servicing centers. Had these costs not been incurred then servicing costs as a percentage of the managed student loan portfolio would have been 48 basis points and 49 basis points for the three and six months ended June 30, 1998, respectively. The decrease in servicing costs is mainly due to operational efficiencies and to the termination of business initiatives that did not fit management's business strategies. In addition to the decrease in servicing costs, higher average student loan balances contributed to the lower servicing costs when expressed in this percentage.

     Loan acquisition costs are principally costs incurred under the ExportSS(R) ("ExportSS") loan origination and administration service, the costs of converting newly acquired portfolios onto the Company's servicing platform or those of third party servicers and costs of loan consolidation activities. The ExportSS service provides back-office support to clients by performing loan origination and servicing prior to the sale of portfolios to the Company. The decrease of $5 million in loan acquisition costs for the six months ended June 30, 1998 versus the year ago period is mainly due to operational efficiencies.

STUDENT LOAN PURCHASES

     Sallie Mae purchased $1.8 billion of student loans in the second quarter of 1998 compared with $2.1 billion in the year-ago quarter. For the six months ended June 30, 1998, the Company purchased $3.9 billion compared with $4.2 billion in the corresponding year-ago period. The decrease in the purchase volume versus the prior year is attributable to the following factors: reduced purchases of student loans in the spot market, the suspension of Sallie Mae's consolidation loan program in the fourth quarter of 1997 due to legislated changes in the profitability of consolidation loans and a modest decline in the amount of loans purchased from lenders who have forward purchase commitments with Sallie Mae. Sallie Mae's portfolio of managed student loans totaled $44.6 billion at June 30, 1998 versus $41.5 billion at June 30, 1997.

     During the three and six months ended June 30, 1998, $484 million and $2.2 billion, respectively, of student loans were originated and transferred to the Company's ExportSS system (of which $397 million and $1.8 billion, respectively, were committed for sale to the Company) compared to $539 million and $2.0 billion, respectively, for the three and six months ended June 30, 1997. The outstanding portfolio of loans serviced for ExportSS lenders and committed for sale to the Company totaled $3.4 billion at June 30, 1998, compared to $3.5 billion at June 30, 1997. See "Other Related Events and Information -- Legislative Developments" for discussion of renegotiations of forward purchase commitments.

FEDERAL AND STATE TAXES

     The Company maintains a portfolio of tax-advantaged assets principally to support education-related financing activities. That portfolio was primarily responsible for the decrease in the effective federal income tax rate from the statutory rate of 35 percent to 32.1 percent and 30 percent for the three months ended June 30, 1998 and 1997, respectively, and to 32.1 percent and 30.7 percent in the six months ended June 30, 1998 and 1997, respectively. The GSE is exempt from all state, local and District of Columbia income, franchise, sales and use, personal property and other taxes, except for real property taxes. However, this tax exemption applies only to the GSE and does not apply to SLM Holding or its other operating subsidiaries, that are subject to taxation at the state and local level. State taxes were immaterial in the three and six months ended June 30, 1998 and 1997 as the majority of the Company's business activities were conducted in the GSE.

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

     During the six months ended June 30, 1998, the Company used the proceeds from student loan securitizations of $6 billion, repayments and claim payments on student loans of $1.8 billion, and proceeds from sale or maturity of investments of $402 million to purchase student loans and participations of $3.9 billion, to reduce total debt by $4.5 billion and to repurchase $266 million of the Company's common stock.

     Operating activities used $20 million of cash in the six months ended June 30, 1998, a decrease in cash flow of $173 million from the net cash inflows of $153 million in the corresponding period in the prior year. This decrease was mainly attributable to the decrease in other liabilities of $104 million in the first six months of 1998 and to the increase in the Interest Residual asset as a result of the securitizations in 1998.

     During the six months ended June 30, 1998, the GSE issued $3.2 billion of long-term notes to refund maturing and repurchased obligations. At June 30, 1998, the GSE had $11.5 billion of outstanding long-term debt issues, of which $5.9 billion had stated maturities that could be accelerated through call provisions. The GSE uses interest rate and foreign currency swaps (collateralized where appropriate), purchases of U.S. Treasury securities and other hedging techniques to reduce the exposure to interest rate and currency fluctuations that arise from its financing activities and to match the characteristics of its variable interest rate earning assets (See "-- Interest Rate Risk Management.").

     The Privatization Act effectively requires that the GSE maintain a minimum statutory capital adequacy ratio (the ratio of stockholders' equity to total assets plus 50 percent of the credit equivalent amount of certain off-balance sheet items) of at least 2 percent until January 1, 2000 and 2.25 percent thereafter or be subject to certain "safety and soundness" requirements designed to restore such statutory ratio. The Privatization Act also requires management to certify to the Secretary of the Treasury that, after giving effect to the payment of dividends, the statutory capital ratio test would have been met at the time the dividend was declared. At June 30, 1998, the GSE's statutory capital adequacy ratio, after the effect of the dividends to be paid in the third quarter of 1998, was 2.00 percent. The Privatization Act prohibits the GSE from issuing new debt obligations that mature beyond September 30, 2008 and requires the GSE to transfer any remaining GSE obligations into a defeasance trust for the benefit of the holders of such obligations, along with cash or full-faith and credit obligations of the United States, or an agency thereof, in amounts sufficient, as determined by the Secretary of the Treasury, to pay the principal and interest of the deposited obligations.

INTEREST RATE RISK MANAGEMENT

INTEREST RATE GAP ANALYSIS

     The Company's principal objective in financing its operations is to minimize its sensitivity to changing interest rates by matching the interest rate characteristics of its borrowings to specific assets in order to lock in spreads. The Company's ABS securities generally match the interest rate characteristics of the majority of the student loans in the trusts by being indexed to the 91-day Treasury bill. However, at June 30, 1998, there were approximately $2 billion of PLUS student loans outstanding in the trusts which have interest rates that reset annually based on the final auction of 52-week Treasury bill before each July 1. The Company manages this basis risk within the trusts through its on-balance sheet financing activities. The effect of this basis risk management is included in the following table as the impact of securitization. At June 30, 1998, the reset date of on-balance sheet funding of the PLUS student loan portfolio that is indexed to the 52-week Treasury bill coincides with the reset date of the on-balance sheet student loans that are indexed to the 91-day Treasury bill; therefore at June 30, 1998 there was no impact from the mismatch of funding due to securitization on the interest rate gap.

     In the following table, the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at June 30, 1998 and is not necessarily reflective of positions that existed throughout the period.

                                                      INTEREST RATE SENSITIVITY PERIOD
                                         -----------------------------------------------------------
                                                    3 MONTHS   6 MONTHS
                                         3 MONTHS      TO         TO      1 TO 2    2 TO 5    OVER 5
                                         OR LESS    6 MONTHS    1 YEAR     YEARS     YEARS    YEARS
                                         --------   --------   --------   -------   -------   ------
ASSETS
Student loans..........................  $25,593    $    --    $    --    $    --   $    --   $   --
Warehousing advances...................    1,489         --          1         --         1       17
Academic facilities financings.........       84          9         41         52       406      686
Cash and investments...................    2,783         30         24         30        84    1,771
Other assets...........................       15         17         35        106       223    1,753
                                         -------    -------    -------    -------   -------   ------
          Total assets.................   29,964         56        101        188       714    4,227
                                         -------    -------    -------    -------   -------   ------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings..................   16,254      1,459      4,058         --        --       --
Long-term notes........................    3,411         --         --      4,922     2,614      513
Other liabilities......................       --         --         --         --        --    1,175
Minority interest in subsidiary........       --         --         --         --        --      214
Stockholders' equity...................       --         --         --         --        --      630
                                         -------    -------    -------    -------   -------   ------
          Total liabilities and
            stockholders' equity.......   19,665      1,459      4,058      4,922     2,614    2,532
                                         -------    -------    -------    -------   -------   ------
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Interest rate swaps....................   11,879     (1,529)    (4,044)    (4,880)   (2,494)   1,068
Impact of securitized student loans....       --         --         --         --        --       --
                                         -------    -------    -------    -------   -------   ------
          Total off-balance sheet
            financial instruments......   11,879     (1,529)    (4,044)    (4,880)   (2,494)   1,068
                                         -------    -------    -------    -------   -------   ------
Period gap.............................  $(1,580)   $   126    $    87    $   146   $   594   $  627
                                         =======    =======    =======    =======   =======   ======
Cumulative gap.........................  $(1,580)   $(1,454)   $(1,367)   $(1,221)  $  (627)  $   --
                                         =======    =======    =======    =======   =======   ======
Ratio of interest-sensitive assets to
  interest-sensitive liabilities.......    152.3%       2.7%       1.6%       1.7%     18.8%   482.3%
                                         =======    =======    =======    =======   =======   ======
Ratio of cumulative gap to total
  assets...............................      4.5%       4.1%       3.9%       3.5%      1.8%      --%
                                         =======    =======    =======    =======   =======   ======

INTEREST RATE SENSITIVITY ANALYSIS

     The effect of short-term movements in interest rates on the Company's results of operations and financial position has been limited through the Company's risk management activities. The Company performed a sensitivity analysis to determine the effect of a hypothetical increase in market interest rates of 10 percent and based on this analysis there has not been a material change in market risk from December 31, 1997 as reported in Company's Form 10-K.

AVERAGE TERMS TO MATURITY

     The following table reflects the average terms to maturity for the Company's earning assets and liabilities at June 30, 1998 (in years):

EARNING ASSETS
Student loans...............................................  7.0
Warehousing advances........................................  4.0
Academic facilities financings..............................  7.5
Cash and investments........................................  6.5
                                                              ---
          Total earning assets..............................  7.0
                                                              ---
BORROWINGS
Short-term borrowings.......................................   .5
Long-term borrowings........................................  3.0
                                                              ---
          Total borrowings..................................  1.0
                                                              ---

     In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 6.5 years. As student loans are securitized, the need for long-term on-balance sheet financing will decrease.

COMMON STOCK

     On January 2, 1998, the Company effected a 7-for-2 stock split through a stock dividend of an additional five shares for every two shares owned.

     During the six months ended June 30, 1998, the Company repurchased 6.4 million shares of its common stock leaving 167 million shares outstanding at June 30, 1998. For the past few years, the GSE has operated near the statutory minimum capital ratio of 2.0 percent of risk-adjusted assets required under its charter. Capital in excess of such amounts has been used to repurchase common shares. As of June 30, 1998, the Company had remaining authority to repurchase up to an additional 8.7 million shares which covers both purchases of common shares in the open market or effective purchases through equity forward contracts. In the first six months of 1998, the Company continued to supplement its open market common stock purchases by entering into equity forward transactions to purchase 12.5 million shares on a net cash or share settled basis. These forwards settle at various times over the next three and one-half years at an average price of $43 per share. As of June 30, 1998, the Company had outstanding equity forward contracts to purchase 18.2 million shares of common stock at prices ranging from $37 per share to $47 per share.

OTHER RELATED EVENTS AND INFORMATION

LEGISLATIVE DEVELOPMENTS

     The Higher Education Act provided that the interest rate for student loans made on or after July 1, 1998 will be based upon the U.S. Treasury security with comparable maturity plus 1.0 percent for Stafford and Unsubsidized Stafford loans and 2.1 percent for PLUS loans. The Secretary of Education has not adopted regulations specifying the U.S. Treasury security on which these interest rates will be based or how often the special interest rate will reset. Depending on the specifics of the regulations, these changes could adversely impact the FFELP market and the Company's business, because of the uncertain availability and costs of funding to support this new type of instrument. On June 9, 1998, the President signed into law temporary student loan legislation that changes the borrower interest rate on Stafford loans to a formula based on the 91-day Treasury bill rate plus 2.3 percent (1.7 percent during in-school, grace and deferment periods) and the lender's rate after special allowance payments to the 91-day Treasury bill rate plus 2.8 percent (2.2 percent during in-school, grace and deferment periods) for loans originated from July 1, 1998 through September 30, 1998. The borrower interest rate on PLUS loans originated during this period will be equal to the 91-day Treasury bill rate plus 3.1 percent. Special allowance payments are also based on the 91-day Treasury bill rate plus 3.1 percent. As a result of the rate reduction provided for in the temporary student loan legislation, the

Company has begun the process of renegotiating certain contract provisions including, principally, price and/or settlement timing, under the student loan forward purchase commitments it has entered into with various lenders. However, there can be no assurance that as a result of such renegotiations the Company will realize the same overall return under any such renegotiated commitment contracts with respect to student loans originated from July 1, 1998 through September 30, 1998, as it had under the prior legislation with respect to the loans whose first disbursements occurred before July 1, 1998.

     On July 9, 1998, the Senate passed S. 1882, the Higher Education Act of 1998, by a vote of 96 to 1. This bill reauthorizes federal higher education programs for a five-year period. The House passed its version of the Higher Education Act reauthorization, H.R.6, by a vote of 414 to 4 on May 6, 1998. Both bills would change the borrower and lender interest rates on Stafford and PLUS loans originated after September 30, 1998 to the same formula provided for in the temporary student loan legislation. Spokespersons from both the House and Senate education panels said that lawmakers expect to begin promptly meetings to reconcile the differences between the two chambers' versions of the reauthorization bills. Notwithstanding the margins by which the House and Senate bills passed, there can be no assurance that the changes provided for in such bills will be enacted into law or will not be materially changed before they are enacted into law. Without the passage of new legislation, the interest rate structure previously scheduled to become effective July 1, 1998 will govern loans originated after September 30, 1998.

     On July 1, 1998, the Department of Education published a notice in the Federal Register in which it announced that it reduced borrower interest rates on Federal Direct Consolidation Loans for borrowers whose applications for such loans are processed after July 1, 1998 from 8.25 percent to 7.46 percent (6.86 percent during in-school, grace and deferment periods), which rates are adjusted annually based on a formula equal to the 91-day Treasury bill rate plus 2.3 percent (1.7 percent during in-school, grace and deferment periods). The availability of the reduced borrower interest rates on Federal Direct Consolidation Loans may increase the likelihood that a FFELP student loan managed by the Company will be prepaid from the proceeds of such loans. The volume of FFELP student loans managed by the Company that may be prepaid in this fashion, and the effect, if any, on the Company's earnings, cannot be determined at this time and will be affected by, among other things, operational limitations on the ability of the Department of Education to process a significant increase in Federal Direct Consolidation Loan volume and the period during which reduced rates are available. Depending upon the significance of these factors and others, the Department's actions could have a material adverse effect on the Company's earnings. The Congress is expected to address the rate on Federal Direct Consolidation Loans as part of the reauthorization of the Higher Education Act scheduled for this session of Congress. There can be no assurance that the Congress will address the rate on consolidation loans, either as to pending or future applications, or that any legislation adopted will provide for the same rate on both FFELP and Federal Direct Consolidation Loans or that any legislated consolidation loan rate will not prompt borrowers to refinance FFELP loans managed by the Company at a level greater than the current level of such refinancings. See "Student Loans--Student Loan Spread Analysis." The Company believes such action compromises the "level playing field" between the FFELP and the FDSLP that the Congress and the Administration have promoted and could destabilize the student loan markets. The Company together with other industry representatives expressed these views in a joint letter to the Secretary of Education.

YEAR 2000 ISSUE

     The "Year 2000 issue" refers to a wide variety of potential computer program processing and functionality issues that may arise from the inability of computer programs to properly process date-sensitive information relating to the Year 2000, years thereafter and to a lesser degree the Year 1999. During 1996, the Company commenced a Year 2000 compliance project to assess and remediate its internal software and hardware systems to avoid or mitigate Year 2000 problems and to evaluate potential Year 2000 problems that may arise from entities with which the Company interacts. The Company is assessing its internal software and hardware, and is in the process of replacing or modifying those systems. The Company expects to have virtually all of the systems and application modifications in place and tested by the end of 1998, allowing time in 1999 for any system refinements that may be needed.

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

     The Company has developed high level contingency plans for its mission critical applications and will refine these plans in 1999.

     Costs to modify computer systems have been, and will continue to be, expensed as incurred and are not expected to have a material impact on the Company's future financial results or condition. The Company spent approximately $2 million in 1997 and expects to spend between $7 million and $10 million in 1998 on this project (of which approximately $3 million was spent in the first six months of 1998). However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     A hearing has been scheduled in August 1998 for court approval of Orange County's settlement agreement with Merrill, Lynch, Pierce Fenner & Smith, which calls for, among other things, dismissal with prejudice of all claims against the Student Loan Marketing Association and certain other government sponsored enterprises.

ITEM 2.  CHANGES IN SECURITIES.

     Nothing to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's Annual Meeting of Shareholders held on May 21, 1998 the following proposals were approved by the margins indicated.

                                                                    NUMBER OF SHARES
                                                              ----------------------------
                                                               VOTES FOR    VOTES WITHHELD
                                                              -----------   --------------
1. To elect 15 directors to serve on the Board of Directors
   for one-year terms or until their successors are elected
   and qualified.

     James E. Brandon, Esq..................................  143,890,248      320,097
     Charles L. Daley.......................................  143,890,248      320,097
     Thomas J. Fitzpatrick..................................  143,890,248      320,097
     Edward A. Fox..........................................  143,890,248      320,097
     Diane Suitt Gilleland..................................  143,890,248      320,097
     Ann Torre Grant........................................  143,889,498      320,097
     Ronald F. Hunt, Esq....................................  143,890,248      320,097
     Benjamin J. Lambert, III...............................  143,890,248      320,097
     Albert L. Lord.........................................  143,889,870      320,097
     Marie V. McDemmond.....................................  143,889,037      320,097
     Barry A. Munitz........................................  143,889,037      320,097
     A. Alexander Porter, Jr................................  143,890,248      320,097
     Wolfgang Schoellkopf...................................  143,890,248      320,097
     Steven L. Shapiro......................................  143,890,248      320,097
     Randolph H. Waterfield, Jr.............................  143,890,248      320,097

                                                                 NUMBER OF SHARES
                                          --------------------------------------------------------------
                                             VOTES FOR       VOTES AGAINST    ABSTAIN   BROKER NON-VOTES
                                          ----------------   --------------   -------   ----------------
2. To approve the Company's Directors
  Stock Plan to implement a stock-based
  compensation structure for
  directors.............................    104,462,920        28,814,095     377,092      10,556,002
3. To approve the Company's Management
  Incentive Plan, which superseded the
  Company's Stock Compensation Plan and
  is intended to enable the Company to
  attract, retain, and motivate its
  management and other key employees,
  and to further align the interests of
  such employees with those of the
  Company's shareholders by providing
  for or increasing the proprietary
  interest of such employees in the
  Company...............................    103,392,386        29,666,207     427,714      10,723,802
4. To approve an amendment to the
  Company's 1993-1998 Stock Option Plan
  to raise the annual limit on annual
  option grants under such plan.........    134,277,882         9,495,059     968,167          69,001
5. To ratify grants of certain options
  to non-executive officers, which were
  made in connection with the
  cancellation of previously granted
  options...............................    108,935,341        34,837,643     427,325           9,800
6. To ratify the appointment of Arthur
  Andersen LLP as independent auditors
  for 1998..............................    143,726,427           232,860     250,822               0

ITEM 5. OTHER INFORMATION.

     Effective July 1, 1998, Anthony P. Dolanski joined the Company's executive management team as Executive Vice President, Systems and Finance. Mr. Dolanski was a partner with the accounting firm, KPMG Peat Marwick LLP, since 1968, most recently as the senior partner for the high technology assurance practice and risk management for financial services clients.

     Effective August 5, 1998, Thomas J. Fitzpatrick joined the Company's executive management team as Executive Vice President, Private Credit. Mr. Fitzpatrick was the founder, president and chief executive officer of Equity One, Inc. Mr. Fitzpatrick is also a member of the Board of Directors of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

     27 Financial Data Schedule

  (b) Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the Quarter ended June 30, 1998.

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

Date: August 12, 1998