Form 10-Q
period 1998-09-30
SLM HOLDING CORP
filed 1998-10-29
CIK 1032033

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    CLASS                            OUTSTANDING AT SEPTEMBER 30, 1998
                    -----                            ---------------------------------
         Common Stock, $.20 par value                        165,708,640 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SLM HOLDING CORPORATION
                                   FORM 10-Q
                                     INDEX
                               SEPTEMBER 30, 1998

                                                              PAGE
                                                              ----
PART I FINANCIAL INFORMATION
  Item 1. Financial Statements..............................    3
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   11
PART II OTHER INFORMATION
  Item 1. Legal Proceedings.................................   30
  Item 2. Changes in Securities.............................   30
  Item 3. Defaults Upon Senior Securities...................   30
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   30
  Item 5. Other Information.................................   30
  Item 6. Exhibits and Reports on Form 8-K..................   30
SIGNATURES..................................................   31

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SLM HOLDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
     Insured student loans..................................   $26,750,793    $29,520,610
     Warehousing advances...................................     1,488,075      1,868,654
     Academic facilities financings
          Bonds--available-for-sale.........................       768,389        860,325
          Loans.............................................       477,483        514,691
                                                               -----------    -----------
     Total academic facilities financings...................     1,245,872      1,375,016
     Investments
          Available-for-sale................................     3,724,137      4,549,977
          Held-to-maturity..................................       646,977        525,962
                                                               -----------    -----------
     Total investments......................................     4,371,114      5,075,939
     Cash and cash equivalents..............................        81,104         54,022
     Other assets, principally accrued interest
      receivable............................................     2,006,007      2,014,556
                                                               -----------    -----------
          Total assets......................................   $35,942,965    $39,908,797
                                                               ===========    ===========
LIABILITIES
     Short-term borrowings..................................   $24,346,632    $23,175,509
     Long-term notes........................................     9,410,101     14,541,316
     Other liabilities......................................     1,305,981      1,303,517
                                                               -----------    -----------
          Total liabilities.................................    35,062,714     39,020,342
                                                               -----------    -----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY.............................       213,883        213,883

STOCKHOLDERS' EQUITY
     Common stock, par value $.20 per share, 250,000,000
      shares authorized, 184,120,674 and 183,632,694 shares
      issued, respectively..................................        36,824         36,726
     Additional paid-in capital.............................        19,698         28,838
     Unrealized gains on investments (net of tax of $215,485
      and $203,935, respectively)...........................       400,187        378,736
     Retained earnings......................................       974,522        654,135
                                                               -----------    -----------
     Stockholders' equity before treasury stock.............     1,431,231      1,098,435
     Common stock held in treasury at cost: 18,412,034 and
      10,221,757 shares, respectively.......................       764,863        423,863
                                                               -----------    -----------
          Total stockholders' equity........................       666,368        674,572
                                                               -----------    -----------
               Total liabilities and stockholders' equity...   $35,942,965    $39,908,797
                                                               ===========    ===========

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                 -------------------------   -------------------------
                                                    1998          1997          1998          1997
                                                 -----------   -----------   -----------   -----------
                                                 (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Interest income:
     Insured student loans.....................   $492,815      $607,129     $1,596,821    $1,880,703
     Warehousing advances......................     23,010        36,403         81,143       114,606
     Academic facilities financings:
          Taxable..............................     11,100        11,810         33,703        36,341
          Tax-exempt...........................     10,028        11,786         31,535        35,073
                                                  --------      --------     ----------    ----------
     Total academic facilities financings......     21,128        23,596         65,238        71,414
     Investments...............................     68,176       144,674        236,368       457,140
                                                  --------      --------     ----------    ----------
Total interest income..........................    605,129       811,802      1,979,570     2,523,863
Interest expense:
     Short-term debt...........................    314,392       364,417        981,161     1,103,181
     Long-term debt............................    142,766       277,043        510,077       843,853
                                                  --------      --------     ----------    ----------
Total interest expense.........................    457,158       641,460      1,491,238     1,947,034
                                                  --------      --------     ----------    ----------
NET INTEREST INCOME............................    147,971       170,342        488,332       576,829
Other income:
     Gain on sale of student loans.............         --       159,959        117,068       224,589
     Servicing and securitization revenue......     74,552        44,449        189,925       101,640
     Gains on sales of securities..............      6,624         2,890         12,423        10,272
     Other.....................................     18,366        11,393         49,171        36,185
                                                  --------      --------     ----------    ----------
Total other income.............................     99,542       218,691        368,587       372,686
                                                  --------      --------     ----------    ----------
Operating expenses:
     Salaries and benefits.....................     45,773        71,902        143,899       174,683
     Other.....................................     40,767       101,043        127,235       215,104
                                                  --------      --------     ----------    ----------
Total operating expenses.......................     86,540       172,945        271,134       389,787
                                                  --------      --------     ----------    ----------
Income before income taxes and minority
  interest in net earnings of subsidiary.......    160,973       216,088        585,785       559,728
                                                  --------      --------     ----------    ----------
Income taxes:
     Current...................................     80,007        84,460        220,224       202,581
     Deferred..................................    (29,520)      (13,639)       (33,511)      (26,121)
                                                  --------      --------     ----------    ----------
Total income taxes.............................     50,487        70,821        186,713       176,460
Minority interest in net earnings of
  subsidiary...................................      2,674         2,674          8,021         8,021
                                                  --------      --------     ----------    ----------
NET INCOME.....................................   $107,812      $142,593     $  391,051    $  375,247
                                                  ========      ========     ==========    ==========
BASIC EARNINGS PER COMMON SHARE................   $    .65      $    .79     $     2.32    $     2.04
                                                  ========      ========     ==========    ==========
Average common shares outstanding..............    166,298       180,649        168,751       183,828
                                                  ========      ========     ==========    ==========
DILUTED EARNINGS PER COMMON SHARE..............   $    .64      $    .78     $     2.29    $     2.03
                                                  ========      ========     ==========    ==========
Average common and common equivalent shares
  outstanding..................................    168,630       182,393        171,133       185,188
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

                            SLM HOLDING CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   COMMON STOCK SHARES
                                         ---------------------------------------   COMMON      ADDITIONAL       RETAINED
                                           ISSUED       TREASURY     OUTSTANDING    STOCK    PAID-IN CAPITAL    EARNINGS
                                         -----------   -----------   -----------   -------   ---------------   ----------
BALANCE AT JUNE 30, 1997...............  231,553,333   (48,382,467)  183,170,866   $46,311      $ 27,986       $1,161,921
    Comprehensive income (see Note 2):
        Net Income.....................                                                                           142,593
        Other comprehensive income, net
          of tax:
            Unrealized gains (losses)
              on investments, net of
              tax......................
    Comprehensive income...............
    Cash dividends ($.13 per share)....                                                                           (22,623)
    Issuance of common shares..........    1,545,940                  1,545,940       309         25,610
    Issuance of warrants...............                                                           12,393
    Repurchase of common shares........                 (8,082,610)  (8,082,610)
    Retirement of treasury shares......  (49,775,156)   49,775,156                 (9,955)       (47,668)        (736,020)
                                         -----------   -----------   -----------   -------      --------       ----------
BALANCE AT SEPTEMBER 30, 1997..........  183,324,117    (6,689,921)  176,634,196   $36,665      $ 18,321       $  545,871
                                         ===========   ===========   ===========   =======      ========       ==========

BALANCE AT JUNE 30, 1998...............  184,041,735   (16,565,869)  167,475,866   $36,808      $ 22,310       $  889,917
    Comprehensive income (see Note 2):
        Net Income.....................                                                                           107,812
        Other comprehensive income, net
          of tax:
            Unrealized gains (losses)
              on investments, net of
              tax......................
    Comprehensive income...............
    Cash dividends ($.14 per share)....                                                                           (23,207)
    Issuance of common shares..........       78,939                     78,939        16          1,810
    Premiums on equity forward purchase
      contracts........................                                                           (4,422)
    Repurchase of common shares........                 (1,846,165)  (1,846,165)
                                         -----------   -----------   -----------   -------      --------       ----------
BALANCE AT SEPTEMBER 30, 1998..........  184,120,674   (18,412,034)  165,708,640   $36,824      $ 19,698       $  974,522
                                         ===========   ===========   ===========   =======      ========       ==========

                                                      ACCUMULATED
                                                         OTHER           TOTAL
                                         TREASURY    COMPREHENSIVE   STOCKHOLDERS'
                                           STOCK        INCOME          EQUITY
                                         ---------   -------------   -------------
BALANCE AT JUNE 30, 1997...............  $(738,260)    $344,628        $ 842,586
                                                                       ---------
    Comprehensive income (see Note 2):
        Net Income.....................                                  142,593
        Other comprehensive income, net
          of tax:
            Unrealized gains (losses)
              on investments, net of
              tax......................                  16,912           16,912
                                                                       ---------
    Comprehensive income...............                                  159,505
    Cash dividends ($.13 per share)....                                  (22,623)
    Issuance of common shares..........                                   25,919
    Issuance of warrants...............                                   12,393
    Repurchase of common shares........   (329,994)                     (329,994)
    Retirement of treasury shares......    793,643                            --
                                         ---------     --------        ---------
BALANCE AT SEPTEMBER 30, 1997..........  $(274,611)    $361,540        $ 687,786
                                         =========     ========        =========
BALANCE AT JUNE 30, 1998...............  $(690,290)    $371,635        $ 630,380
                                                                       ---------
    Comprehensive income (see Note 2):
        Net Income.....................                                  107,812
        Other comprehensive income, net
          of tax:
            Unrealized gains (losses)
              on investments, net of
              tax......................                  28,552           28,552
                                                                       ---------
    Comprehensive income...............                                  136,364
    Cash dividends ($.14 per share)....                                  (23,207)
    Issuance of common shares..........                                    1,826
    Premiums on equity forward purchase
      contracts........................                                   (4,422)
    Repurchase of common shares........    (74,573)                      (74,573)
                                         ---------     --------        ---------
BALANCE AT SEPTEMBER 30, 1998..........  $(764,863)    $400,187        $ 666,368
                                         =========     ========        =========

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   COMMON STOCK SHARES
                                         ---------------------------------------   COMMON      ADDITIONAL      RETAINED
                                           ISSUED       TREASURY     OUTSTANDING    STOCK    PAID-IN CAPITAL   EARNINGS
                                         -----------   -----------   -----------   -------   ---------------   ---------
BALANCE AT DECEMBER 31, 1996...........  229,934,499   (42,017,416)  187,917,083   $45,987      $     --       $ 975,889
    Comprehensive income (see Note 2):
        Net Income.....................                                                                          375,247
        Other comprehensive income, net
          of tax:
            Unrealized gains (losses)
              on investments, net of
              tax......................
    Comprehensive income...............
    Cash dividends ($.38 per share)....                                                                          (69,245)
    Issuance of common shares..........    3,164,774                  3,164,774       633         53,596
    Issuance of warrants...............                                                           12,393
    Repurchase of common shares........                (14,447,661)  (14,447,661)
    Retirement of treasury shares......  (49,775,156)   49,775,156           --    (9,955)       (47,668)       (736,020)
                                         -----------   -----------   -----------   -------      --------       ---------
BALANCE AT SEPTEMBER 30, 1997..........  183,324,117    (6,689,921)  176,634,196   $36,665      $ 18,321       $ 545,871
                                         ===========   ===========   ===========   =======      ========       =========

BALANCE AT DECEMBER 31, 1997...........  183,632,694   (10,221,757)  173,410,937   $36,726      $ 28,838       $ 654,135
    Comprehensive income (see Note 2):
        Net Income.....................                                                                          391,051
        Other comprehensive income, net
          of tax:
            Unrealized gains (losses)
              on investments, net of
              tax......................
    Comprehensive income...............
    Cash dividends ($.42 per share)....                                                                          (70,664)
    Issuance of common shares..........      487,980                    487,980        98         12,376
    Premiums on equity forward purchase
      contracts........................                                                          (21,516)
    Repurchase of common shares........                 (8,190,277)  (8,190,277)
                                         -----------   -----------   -----------   -------      --------       ---------
BALANCE AT SEPTEMBER 30, 1998..........  184,120,674   (18,412,034)  165,708,640   $36,824      $ 19,698       $ 974,522
                                         ===========   ===========   ===========   =======      ========       =========

                                                      ACCUMULATED
                                                         OTHER           TOTAL
                                         TREASURY    COMPREHENSIVE   STOCKHOLDERS'
                                           STOCK        INCOME          EQUITY
                                         ---------   -------------   -------------
BALANCE AT DECEMBER 31, 1996...........  $(537,164)    $349,235        $ 833,947
                                                                       ---------
    Comprehensive income (see Note 2):
        Net Income.....................                                  375,247
        Other comprehensive income, net
          of tax:
            Unrealized gains (losses)
              on investments, net of
              tax......................                  12,305           12,305
                                                                       ---------
    Comprehensive income...............                                  387,552
    Cash dividends ($.38 per share)....                                  (69,245)
    Issuance of common shares..........                                   54,229
    Issuance of warrants...............                                   12,393
    Repurchase of common shares........   (531,090)                     (531,090)
    Retirement of treasury shares......    793,643                            --
                                         ---------     --------        ---------
BALANCE AT SEPTEMBER 30, 1997..........  $(274,611)    $361,540        $ 687,786
                                         =========     ========        =========
BALANCE AT DECEMBER 31, 1997...........  $(423,863)    $378,736        $ 674,572
                                                                       ---------
    Comprehensive income (see Note 2):
        Net Income.....................                                  391,051
        Other comprehensive income, net
          of tax:
            Unrealized gains (losses)
              on investments, net of
              tax......................                  21,451           21,451
                                                                       ---------
    Comprehensive income...............                                  412,502
    Cash dividends ($.42 per share)....                                  (70,664)
    Issuance of common shares..........                                   12,474
    Premiums on equity forward purchase
      contracts........................                                  (21,516)
    Repurchase of common shares........   (341,000)                     (341,000)
                                         ---------     --------        ---------
BALANCE AT SEPTEMBER 30, 1998..........  $(764,863)    $400,187        $ 666,368
                                         =========     ========        =========

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                   1998             1997
                                                              --------------   --------------
                                                               (UNAUDITED)      (UNAUDITED)
OPERATING ACTIVITIES
Net income..................................................  $     391,051    $     375,247
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Gains on sales of student loans........................       (117,068)        (224,589)
     Decrease in accrued interest receivable................        166,604           12,236
     (Decrease) in accrued interest payable.................       (165,262)         (38,453)
     (Increase) decrease in other assets....................        (84,477)          50,531
     Increase in other liabilities..........................        156,176          159,183
                                                              -------------    -------------
          Total adjustments.................................        (44,027)         (41,092)
                                                              -------------    -------------
Net cash provided by operating activities...................        347,024          334,155
                                                              -------------    -------------
INVESTING ACTIVITIES
Insured student loans purchased.............................     (5,879,621)      (6,533,989)
Reduction of insured student loans purchased:
     Installment payments...................................      2,061,421        2,081,741
     Claims and resales.....................................        602,042          854,518
     Proceeds from securitization of student loans..........      6,035,218        7,070,408
Warehousing advances made...................................       (715,981)        (499,208)
Warehousing advance repayments..............................      1,096,560          846,274
Academic facilities financings made.........................         (4,226)        (144,103)
Academic facilities financings reductions...................        140,914          205,643
Investments purchased.......................................     (8,151,265)     (12,708,312)
Proceeds from sale or maturity of investments...............      8,875,794       13,453,113
                                                              -------------    -------------
Net cash provided by investing activities...................      4,060,856        4,626,085
                                                              -------------    -------------
FINANCING ACTIVITIES
Short-term borrowings issued................................    318,600,741      544,138,964
Short-term borrowings repaid................................   (317,077,287)    (541,607,863)
Long-term notes issued......................................      4,227,531        3,397,681
Long-term notes repaid......................................     (9,711,077)     (10,521,688)
Equity forward contracts and common stock issued............         (9,042)          54,231
Common stock repurchased....................................       (341,000)        (531,090)
Dividends paid..............................................        (70,664)         (69,245)
                                                              -------------    -------------
Net cash (used in) financing activities.....................     (4,380,798)      (5,139,010)
                                                              -------------    -------------
Net increase (decrease) in cash and cash equivalents........         27,082         (178,770)
Cash and cash equivalents at beginning of period............         54,022          270,887
                                                              -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $      81,104    $      92,117
                                                              =============    =============
CASH DISBURSEMENTS MADE FOR:
     Interest...............................................  $   1,539,653    $   1,695,418
                                                              =============    =============
     Income Taxes...........................................  $     263,336    $     143,000
                                                              =============    =============

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (INFORMATION AT SEPTEMBER 30, 1998 AND FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 1998 AND 1997 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying unaudited consolidated financial statements of SLM Holding Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998.

2. NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Under SFAS 130, the Company's unrealized gains or losses on its available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, are now included in other comprehensive income. The adoption of SFAS 130 has no impact on the Company's financial condition or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be recognized currently in earnings unless specific hedge criteria are met. Gains and losses on derivatives that qualify as hedges can be used to offset related results on the hedged item in the income statement. The Company is required to adopt SFAS 133 for fiscal years beginning January 1, 2000 at the latest. Early adoption of SFAS 133 at the beginning of any fiscal quarter is permitted, but the effects of SFAS 133 cannot be applied retroactively to periods prior to adoption. Management has not yet quantified the impact of adopting SFAS 133 and has not determined the timing and the method of adoption. Management believes that SFAS 133 could increase volatility in reported earnings and other comprehensive income.

                            SLM HOLDING CORPORATION

3. STUDENT LOANS

     The following table summarizes the reserves that the Company has recorded for estimated losses due to risk-sharing, unpaid guarantee claims on federally guaranteed student loans and defaults on privately insured loans.

                                                 THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,        SEPTEMBER 30,
                                                 -------------------   ------------------
                                                   1998       1997      1998       1997
                                                 --------   --------   -------   --------
BALANCE AT BEGINNING OF PERIOD.................  $87,372    $82,463    $87,660   $ 84,063
Additions
     Provisions for loan losses................    1,165     12,767     11,770     18,750
     Recoveries................................    1,140      1,091      3,170      5,561
Deductions
     Reductions for sales of student loans.....       --     (3,146)    (7,474)    (7,474)
     Losses on loans...........................   (3,234)    (3,084)    (8,683)   (10,809)
                                                 -------    -------    -------   --------
BALANCE AT END OF PERIOD.......................  $86,443    $90,091    $86,443   $ 90,091
                                                 =======    =======    =======   ========

     In addition to the reserves for loan losses in the above table, the Company, through its wholly owned insurance subsidiary, Hemar Insurance Corporation of America ("HICA"), maintains a provision for future losses on private student loans that it insures. At September 30, 1998 and 1997, HICA's reserves were $91 million and $75 million, respectively. At September 30, 1998 and 1997, HICA insured repayment of principal and interest on $1.8 billion and $1.4 billion of student loans, of which, the Company owned $1.5 billion and $1.2 billion at September 30, 1998 and 1997, respectively.

4. STUDENT LOAN SECURITIZATION

     Due to unfavorable market conditions, the Company did not complete a securitization transaction in the third quarter of 1998. For the three months ended September 30, 1997, the Company securitized $2.5 billion of student loans and recorded a pre-tax gain of $66 million. For the nine months ended September 30, 1998 and 1997, the Company securitized $6.0 billion (in two transactions) and $7.0 billion (in three transactions), respectively, of student loans and recorded pre-tax gains of $117 million and $131 million, respectively. The gains in the three and nine months ended September 30, 1997 are exclusive of the $94 million one-time gain associated with the successful outcome of the offset fee litigation. At September 30, 1998 and December 31, 1997, securitized student loans outstanding totaled $18.4 billion and $14.1 billion, respectively.

5. COMMON STOCK

     On January 2, 1998, the Company effected a 7-for-2 stock split through a stock dividend of an additional five shares for every two shares already outstanding for shareholders of record on December 12, 1997. All share and per share amounts, for all periods presented, have been restated to reflect the payment of that dividend.

     Basic earnings per common share are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options and warrants,

                            SLM HOLDING CORPORATION
determined by the treasury stock method, and equity forwards, determined by the reverse treasury stock method, as follows:

                                                                              AVERAGE     EARNINGS
                                                              NET INCOME      SHARES      PER SHARE
                                                              -----------   -----------   ---------
                                                              (THOUSANDS)   (THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30, 1998
Basic EPS...................................................   $107,812       166,298       $ .65
Dilutive effect of stock options, warrants and equity
  forwards..................................................         --         2,332        (.01)
                                                               --------       -------       -----
Diluted EPS.................................................   $107,812       168,630       $ .64
                                                               ========       =======       =====
THREE MONTHS ENDED SEPTEMBER 30, 1997
Basic EPS...................................................   $142,593       180,649       $ .79
Dilutive effect of stock options and warrants...............         --         1,744        (.01)
                                                               --------       -------       -----
Diluted EPS.................................................   $142,593       182,393       $ .78
                                                               ========       =======       =====

                                                                              AVERAGE     EARNINGS
                                                              NET INCOME      SHARES      PER SHARE
                                                              -----------   -----------   ---------
                                                              (THOUSANDS)   (THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 1998
Basic EPS...................................................   $391,051       168,751       $2.32
Dilutive effect of stock options, warrants and equity
  forwards..................................................         --         2,382        (.03)
                                                               --------       -------       -----
Diluted EPS.................................................   $391,051       171,133       $2.29
                                                               ========       =======       =====
NINE MONTHS ENDED SEPTEMBER 30, 1997
Basic EPS...................................................   $375,247       183,828       $2.04
Dilutive effect of stock options and warrants...............         --         1,360        (.01)
                                                               --------       -------       -----
Diluted EPS.................................................   $375,247       185,188       $2.03
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

     The following Management's Discussion and Analysis contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used herein, the words "anticipate," "believe," "estimate" and "expect" and similar expressions, as they relate to the Company's management, are intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Such factors include, among others, changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in such laws and regulations, changes in the demand for educational financing or in financing preferences of educational institutions, students and their families, changes in the general interest rate environment and in the securitization markets for student loans and the success of the Company and its significant third-party service providers and business partners in addressing the Year 2000 issue.

     Set forth below is Management's Discussion and Analysis of Financial Condition and Results of Operations of SLM Holding for the three and nine months ended September 30, 1998 and 1997. This section should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 1995-97 presented in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. All dollar amounts are in millions, except per share amounts or as otherwise noted.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

SELECTED FINANCIAL DATA

CONDENSED STATEMENTS OF INCOME

                                             THREE MONTHS                           NINE MONTHS
                                                 ENDED           INCREASE              ENDED            INCREASE
                                             SEPTEMBER 30,      (DECREASE)         SEPTEMBER 30,       (DECREASE)
                                             -------------   ----------------      -------------   -------------------
                                             1998    1997      $        %          1998    1997       $          %
                                             -----   -----   -----   --------      -----   -----   --------   --------
Net interest income........................  $148    $170    $ (22)     (13)%      $ 488   $ 577    $ (89)      (15)%
Gains on sales of student loans............    --     160     (160)    (100)         117     225     (108)      (48)
Servicing and securitization revenue.......    75      45       30       68          190     102       88        87
Other income...............................    25      15       10       75           62      46       16        33
Operating expenses.........................    87     173      (86)     (50)         271     390     (119)      (30)
Income taxes...............................    50      71      (21)     (29)         187     177       10         6
Minority interest in net earnings of
  subsidiary...............................     3       3       --       --            8       8       --        --
                                             ----    ----    -----     ----        -----   -----    -----       ---
NET INCOME.................................  $108    $143    $ (35)     (24)%      $ 391   $ 375    $  16         4%
                                             ====    ====    =====     ====        =====   =====    =====       ===
BASIC EARNINGS PER COMMON SHARE............  $.65    $.79    $(.14)     (18)%      $2.32   $2.04    $ .28        14%
                                             ====    ====    =====     ====        =====   =====    =====       ===
DILUTED EARNINGS PER COMMON SHARE..........  $.64    $.78    $(.14)     (18)%      $2.29   $2.03    $ .26        13%
                                             ====    ====    =====     ====        =====   =====    =====       ===
Dividends per common share.................  $.14    $.13    $ .01       11%       $ .42   $ .38    $ .04        11%
                                             ====    ====    =====     ====        =====   =====    =====       ===

CONDENSED BALANCE SHEETS

                                                                                         INCREASE
                                                                                        (DECREASE)
                                                     SEPTEMBER 30,   DECEMBER 31,   -------------------
                                                         1998            1997          $          %
                                                     -------------   ------------   --------   --------
ASSETS
Student loans......................................     $26,751        $29,521      $(2,770)      (9)%
Warehousing advances...............................       1,488          1,869         (381)     (20)
Academic facilities financings.....................       1,246          1,375         (129)      (9)
Cash and investments...............................       4,452          5,130         (678)     (13)
Other assets.......................................       2,006          2,014           (8)      --
                                                        -------        -------      -------      ---
          Total assets.............................     $35,943        $39,909      $(3,966)     (10)%
                                                        =======        =======      =======      ===
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings..............................     $24,347        $23,176      $ 1,171        5%
Long-term notes....................................       9,410         14,541       (5,131)     (35)
Other liabilities..................................       1,306          1,303            3       --
                                                        -------        -------      -------      ---
          Total liabilities........................      35,063         39,020       (3,957)     (10)
                                                        -------        -------      -------      ---
Minority interest in subsidiary....................         214            214           --       --

Stockholders' equity before treasury stock.........       1,431          1,099          332       30
Common stock held in treasury at cost..............         765            424          341       80
                                                        -------        -------      -------      ---
          Total stockholders' equity...............         666            675           (9)      (1)
                                                        -------        -------      -------      ---
          Total liabilities and stockholders'
            equity.................................     $35,943        $39,909      $(3,966)     (10)%
                                                        =======        =======      =======      ===

RESULTS OF OPERATIONS

EARNINGS SUMMARY

     For the three months ended September 30, 1998, the Company's net income was $108 million ($.64 diluted earnings per common share), versus net income of $143 million ($.78 diluted earnings per common share) in the third quarter of 1997. For the nine months ended September 30, 1998, the Company earned net income of $391 million ($2.29 diluted earnings per common share) compared with $375 million ($2.03 diluted earnings per common share) for the nine months ended September 30, 1997.

     The decrease in the third quarter earnings versus the year ago quarter can be attributed to the Company's decision to not enter into a securitization transaction during the quarter. As a result, no securitization gain was recognized in the third quarter of 1998 while an after-tax securitization gain of $43 million (exclusive of the $61 million one-time gain associated with the successful outcome of the offset fee litigation) was recognized in the third quarter of 1997. The gain on the $2.5 billion securitization in the third quarter of 1997 contributed approximately $.24 per share. The Company's decision to defer selling loans through securitizations was due to the turbulence in the global financial markets in the third quarter, which caused increased demand for U.S. Treasury securities. This increase in demand caused Treasury bill rates, to which the Company's asset backed securities are indexed, to fall relative to other market indices and financing spreads to widen.

     For the nine months ended September 30, 1998, the increase in net income of $16 million versus the year ago period is due to the increase in the Company's managed portfolio of student loans and to one-time events recorded in the third quarter of 1997. Average managed student loans increased from $41.0 billion for the nine months ended September 30, 1997 to $44.3 billion for the nine months ended September 30, 1998. Included in the third quarter of 1997 results, when the Company resolved litigation over whether the offset fee applied to securitized student loans, was a reversal of an after-tax $63 million reserve for offset fees. Also in the third quarter of 1997, the Company recorded $59 million, after-tax ($46 million in operating expenses) in charges incurred in connection with the Company's Reorganization and the change in business strategies implemented by new management.

     The Company securitized $6.0 billion of student loans in the first nine months of 1998 ($3.0 billion in each of the first and second quarters) and recorded securitization gains of $76 million, after-tax, a decrease of $9 million from the after-tax gains of $85 million recorded on the $7.0 billion of student loans securitized in the nine months ended September 30, 1997. The decrease in gains is mainly due to the securitization of $1.0 billion less loans in the first nine months of 1998. As more student loans are managed off-balance sheet through securitizations, the income earned on those loans will continue to shift on the Company's income statement from net interest income to servicing and securitization revenue and gain on sales of student loans. The average balance of securitized student loans increased from $8.3 billion in the first nine months of 1997 to $16.6 billion in the first nine months of 1998. As a result servicing and securitization revenue increased by approximately $57 million, after-tax for the nine months ended September 30, 1998 and net interest income decreased by approximately $58 million, after-tax, versus the same period a year ago. The decrease in net interest income in the first nine months of 1998 was also due to the reduction of warehousing advances and investments as the Company continued to reduce these assets to better utilize capital.

     Exclusive of the $46 million in one-time charges taken in the third quarter of 1997, after-tax operating expenses in the third quarter of 1998 were $15 million lower than the third quarter of 1997, and for the first nine months of 1998 after-tax operating expenses were $36 million lower than the first nine months of 1997. These reductions were a direct result of the Company's restructuring of operations performed in the second half of 1997 and the continued management focus on cost control. For the three and nine months ended September 30, 1998 servicing costs decreased by $3 million and $6 million, after-tax, respectively, versus the corresponding year-ago periods. Included in the 1998 year to date servicing expense is a $8 million after-tax charge relating to the closing of two satellite loan servicing centers and to the ongoing servicing center reconfiguration program. Included in the 1997 year to date servicing expense is a $5 million after-tax charge relating to the transfer of loans from a third party servicer to Sallie Mae Servicing Corporation ("SMSC"), a wholly owned subsidiary of the Company.

     During the first nine months of 1998, the Company spent $341 million to repurchase 8.2 million common shares (or 5 percent of its outstanding shares), which further enhanced earnings per share growth.

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

                                           THREE MONTHS                        NINE MONTHS
                                               ENDED         INCREASE             ENDED         INCREASE
                                           SEPTEMBER 30,    (DECREASE)        SEPTEMBER 30,    (DECREASE)
                                           -------------   ------------      ---------------   -----------
                                           1998    1997      $      %         1998     1997      $      %
                                           -----   -----   -----   ----      ------   ------   -----   ---
Interest income
    Student loans........................  $493    $607    $(114)   (19)%    $1,597   $1,881   $(284)  (15)%
    Warehousing advances.................    23      36      (13)   (37)         81      115     (34)  (29)
    Academic facilities financings.......    21      24       (3)   (10)         65       71      (6)   (9)
    Investments..........................    68     145      (77)   (53)        236      457    (221)  (48)
    Taxable equivalent adjustment........     8       9       (1)   (12)         27       27      --    (3)
                                           ----    ----    -----   ----      ------   ------   -----   ---
Total taxable equivalent interest
  income.................................   613     821     (208)   (25)      2,006    2,551    (545)  (21)
Interest expense.........................   457     641     (184)   (29)      1,491    1,947    (456)  (23)
                                           ----    ----    -----   ----      ------   ------   -----   ---
Taxable equivalent net interest income...  $156    $180    $ (24)   (15)%    $  515   $  604   $ (89)  (15)%
                                           ====    ====    =====   ====      ======   ======   =====   ===

AVERAGE BALANCE SHEETS

     The following table reflects the rates earned on earning assets and paid on liabilities for the three and nine months ended September 30, 1998 and 1997.

                                    THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                   -----------------------------------   -------------------------------
                                         1998               1997              1998             1997
                                   ----------------   ----------------   --------------   --------------
                                   BALANCE    RATE    BALANCE    RATE    BALANCE   RATE   BALANCE   RATE
                                   --------   -----   --------   -----   -------   ----   -------   ----
AVERAGE ASSETS
     Student loans...............  $25,921    7.54%   $31,467    7.65%   $27,673   7.71%  $32,681   7.69%
     Warehousing advances........    1,523    5.99      2,400    6.02      1,793   6.05     2,558   5.99
     Academic facilities
       financings................    1,292    8.15      1,436    8.27      1,341   8.20     1,440   8.38
     Investments.................    4,411    6.37      9,659    6.06      5,135   6.39    10,287   6.05
                                   -------    ----    -------    ----    -------   ----   -------   ----
Total interest earning assets....   33,147    7.34%    44,962    7.24%    35,942   7.46%   46,966   7.26%
                                              ====               ====              ====             ====
Non-interest earning assets......    2,226              2,107              2,076            1,991
                                   -------            -------            -------          -------
          Total assets...........  $35,373            $47,069            $38,018          $48,957
                                   =======            =======            =======          =======
AVERAGE LIABILITIES AND
  STOCKHOLDERS' EQUITY
     Six month floating rate
       notes.....................  $ 2,715    5.44%   $ 2,804    5.43%   $ 2,887   5.53%  $ 2,902   5.45%
     Other short-term
       borrowings................   20,467    5.37     23,418    5.52     21,020   5.48    23,965   5.49
     Long-term notes.............   10,105    5.60     18,552    5.92     11,986   5.69    19,807   5.70
                                   -------    ----    -------    ----    -------   ----   -------   ----
Total interest bearing
  liabilities....................   33,287    5.45%    44,774    5.68%    35,893   5.55%   46,674   5.58%
                                              ====               ====              ====             ====
Non-interest bearing
  liabilities....................    1,462              1,483              1,513            1,466
Stockholders' equity.............      624                812                612              817
                                   -------            -------            -------          -------
          Total liabilities and
            stockholders'
            equity...............  $35,373            $47,069            $38,018          $48,957
                                   =======            =======            =======          =======
Net interest margin..............             1.87%              1.58%             1.91%            1.72%
                                              ====               ====              ====             ====

RATE/VOLUME ANALYSIS

     The Rate/Volume Analysis below shows the relative contribution of changes in interest rates and asset volumes.

                                                                             INCREASE
                                                                            (DECREASE)
                                                                           ATTRIBUTABLE
                                                               TAXABLE     TO CHANGE IN
                                                              EQUIVALENT   -------------
                                                              (DECREASE)   RATE   VOLUME
                                                              ----------   ----   ------
THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED
  SEPTEMBER 30, 1997
Taxable equivalent interest income..........................    $(208)     $ (2)   (206)
Interest expense............................................     (184)      (23)   (161)
                                                                -----      ----   -----
Taxable equivalent net interest income......................    $ (24)     $ 21   $ (45)
                                                                =====      ====   =====

                                                                             INCREASE
                                                                            (DECREASE)
                                                                           ATTRIBUTABLE
                                                               TAXABLE     TO CHANGE IN
                                                              EQUIVALENT   -------------
                                                              (DECREASE)   RATE   VOLUME
                                                              ----------   ----   ------
NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED
  SEPTEMBER 30, 1997
Taxable equivalent interest income..........................    $(545)     $ 31   $(576)
Interest expense............................................     (456)       (2)   (454)
                                                                -----      ----   -----
Taxable equivalent net interest income......................    $ (89)     $ 33   $(122)
                                                                =====      ====   =====

     Taxable equivalent net interest income for the three months ended September 30, 1998 decreased by $24 million while the net interest margin increased by .29 percent, versus the three months ended September 30, 1997. The $21 million increase in taxable equivalent net interest income attributable to the change in rates for the three months ended September 30, 1998 was principally due to the increase in the student loan spread discussed below under "Student
Loans -- Student Loan Spread Analysis," the increase in student loans as a percentage of average earning assets, increased earnings spreads on investments and to a third quarter 1997 $13 million write-off in deferred hedge losses.

     The $45 million decrease in taxable equivalent net interest income for the three months ended September 30, 1998, attributable to the change in volume, resulted primarily from the $6.1 billion decrease in the average balance of on-balance sheet purchased student loans as loans were moved off-balance sheet through securitizations, and the decrease of $5.2 billion and $877 million in the average balance of investments and warehousing advances, respectively, as the Company reduced these assets to better utilize capital. The decrease in the interest earned on the on-balance sheet portfolio of student loans was partially offset by the increase in the average balance of student loan participations of $595 million.

     Taxable equivalent net interest income for the nine months ended September 30, 1998 decreased by $89 million while the net interest margin increased by .19 percent, versus the nine months ended September 30, 1997. The $33 million increase in taxable equivalent net interest income attributable to the change in rates in the first nine months of 1998 versus 1997 was principally due to the increase in the student loan spread discussed below under "Student
Loans -- Student Loan Spread Analysis," to a third quarter 1997 $13 million write-off in deferred hedge losses and to lower yields on fixed rate academic facilities financings as the runoff of older financings purchased in higher interest rate environments are being replaced by financings in the current interest rate environment.

     The $122 million decrease in taxable equivalent net interest income for the nine months ended September 30, 1998 attributable to the change in volume resulted primarily from the $5.6 billion decrease in the average balance of on-balance sheet purchased student loans as a result of the Company's ongoing securitization program, and the decrease of $5.2 billion and $765 million in the average balance of investments and warehousing advances, respectively, as the Company reduced these assets to better utilize capital. The decrease in the interest earned on the on-balance sheet portfolio of student loans was partially offset by the increase in the average balance of student loan participations of $551 million.

     The increase in the net interest margin is due to the factors mentioned above regarding the increase in taxable equivalent net interest income attributable to rates plus the increase in student loans as a percentage of average earning assets.

STUDENT LOANS

STUDENT LOAN SPREAD ANALYSIS

     The following table analyzes the earning spreads on student loans for the three and nine months ended September 30, 1998 and 1997.

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                         -------------------   -----------------
                                                           1998       1997      1998      1997
                                                         --------   --------   -------   -------
ON-BALANCE SHEET
Adjusted student loan yields...........................     7.64%      7.86%      7.80%     7.88%
Amortization of floor swap payments....................      .10        .10        .10       .11
Floor income...........................................      .17        .09        .19       .08
Consolidation loan rebate fees.........................     (.24)      (.22)      (.24)     (.19)
Reserves for risk-sharing costs........................     (.03)      (.06)      (.03)     (.06)
Offset fees............................................     (.10)      (.12)      (.11)     (.13)
                                                         -------    -------    -------   -------
Student loan income....................................     7.54       7.65       7.71      7.69
Cost of funds..........................................    (5.36)     (5.52)     (5.48)    (5.52)
                                                         -------    -------    -------   -------
Student loan spread....................................     2.18%      2.13%      2.23%     2.17%
                                                         =======    =======    =======   =======
OFF-BALANCE SHEET
Servicing and securitization revenue...................     1.58%      1.58%      1.53%     1.64%
                                                         =======    =======    =======   =======
AVERAGE BALANCES
Student loans, including participations................  $25,921    $31,467    $27,673   $32,681
Securitized loans......................................   18,750     10,383     16,607     8,312
                                                         -------    -------    -------   -------
Managed student loans..................................  $44,671    $41,850    $44,280   $40,993
                                                         =======    =======    =======   =======

     The increase in the student loan spread for the three and nine months ended September 30, 1998 versus the corresponding periods is due mainly to the net decrease of $11 million and $17 million, respectively, in 1998 additions to the provision for student loan losses and other reserves versus the corresponding periods in 1997. For the three months ended September 30, 1998 versus 1997 the decrease in the reserves was mainly due to a $15 million third quarter addition in 1997 to the reserve for the privately insured loan portfolio versus no addition in 1998, and to lower reserves in the 1997 third quarter for risk-sharing costs of $3 million as loans subject to these costs were sold through securitizations. Also in the 1997 third quarter, student loan reserves were reduced by $7 million due to improved experience in recovering unpaid claims. The year over year decrease in the reserves was mainly due to a $9 million smaller addition in 1998 to the reserve for the privately insured loan portfolio versus 1997, and to lower reserves for risk-sharing costs of $8 million as loans subject to these costs were sold through securitizations. The Company continues to show improvement in recovering unpaid guarantees on defaulted student loans and as a result the reserve for these loans has been reduced by $11 million for both nine months ended September 30, 1998 and 1997.

     Also increasing the student loan spread for the three and nine months ended September 30, 1998 versus the corresponding year ago periods was an increase in on-balance sheet floor income of $5 million and $19 million, respectively, and reduced offset fees of $3 million and $9 million, respectively, as the balance of student loans remaining on-balance sheet that were subject to these fees was reduced through securitizations. For the nine months ended, these increases were offset by the growth in the portfolio of loans subject to the consolidation loan rebate fees which reduced the student loan spread by $4 million. (See below for discussion of the suspension and reinstatement of consolidation loan program). These increases were offset by lower student loan yields in the form of reduced SAP rates and the effect of student loan participations, which contractually yield a lower rate than the underlying student loans.

     As a result of the passage of the Higher Education Amendments of 1998 (See "Legislation"), the Company reinstated its loan consolidation program (marketed as the SMART LOAN(R) consolidation program). The legislation provides market rates of returns for lenders and also allows the Company to consolidate loans from the Federal Direct Student Loan Program ("FDSLP"). The Company had suspended its loan consolidation program in November 1997 as the Emergency Student Loan Consolidation Act of 1997 made it difficult for the Company to participate in the FFELP consolidation loan program for profitability reasons.

STUDENT LOAN FLOOR REVENUES

MANAGED STUDENT LOANS ELIGIBLE TO EARN FLOOR REVENUES

     The following table reflects those loans in the Company's managed student loan portfolio with potential to earn floor revenue at September 30, 1998 and 1997 (dollars in billions).

                                                    SEPTEMBER 30, 1998          SEPTEMBER 30, 1997
                                                 -------------------------   ------------------------
                                                 FIXED   VARIABLE   TOTAL    FIXED   VARIABLE   TOTAL
                                                 -----   --------   ------   -----   --------   -----
Student loans with floor revenue potential.....  $13.1    $ 23.3    $ 36.4   $14.7    $19.0     $33.7
Less notional amount of floor revenue
  contracts....................................   (5.3)    (14.7)    (20.0)   (7.7)      --      (7.7)
                                                 -----    ------    ------   -----    -----     -----
Net student loans with floor revenue
  potential....................................  $ 7.8    $  8.6    $ 16.4   $ 7.0    $19.0     $26.0
                                                 =====    ======    ======   =====    =====     =====
Net student loans earning floor revenues.......  $ 4.8    $  5.9    $ 10.7   $ 4.3    $  --     $ 4.3
                                                 =====    ======    ======   =====    =====     =====

     Based on the average bond equivalent 91-day Treasury bill rates of 5.01 percent and 5.20 percent for the three months ended September 30, 1998 and 1997, respectively, the Company earned floor revenues of $19 million (net of $10 million in payments under the floor revenue contracts) and $7 million (net of $5 million in payments under the floor revenue contracts), respectively. The average bond equivalent 91-day Treasury bill rate was 5.11 percent and 5.20 percent for the nine months ended September 30, 1998 and 1997, respectively, and the Company earned floor revenues of $49 million (net of $20 million in payments under the floor revenue contracts) and $21 million (net of $15 million in payments under the floor revenue contracts), respectively.

FLOOR REVENUE CONTRACTS

     During 1998, 1997 and 1996, the Company entered into contracts with third parties with notional amounts of $23 billion, $11 billion and $13 billion, respectively, under which it agreed to pay the future floor revenues received in exchange for upfront payments ("floor revenue contracts"). These upfront payments are being amortized to student loan income over the average life of the contracts, which is approximately eight months for the 1998 contracts, eight months for the 1997 contracts and two years for the 1996 contracts. At September 30, 1998, $14.7 billion of the notional amount of the 1998 contracts was outstanding and $5.3 billion of the notional amount of the 1996 contracts was outstanding; as of July 1, 1998, all of the 1997 contracts had expired.

     For the three months ended September 30, 1998 and 1997, the amortization of the upfront payments received for the sale of fixed rate floor revenue contracts contributed $7 million and $8 million, respectively, to pre-tax earnings. In addition, for the three months ended September 30, 1998 and 1997, the Company earned $4 million and $0, respectively, on variable rate floor revenue contracts. For the nine months ended September 30, 1998 and 1997, the amortization of the upfront payments received for the sale of fixed rate floor revenue contracts contributed $21 million and $26 million, respectively, pre-tax to earnings and during the same period the Company earned $18 million and $3 million, respectively, on variable rate floor revenue contracts.

PROVISION FOR STUDENT LOAN LOSSES

     The provision for student loan losses of $86 million at September 30, 1998 is $1 million less than the $87 million provision at December 31, 1997 as increases in the provision were more than offset by reductions for sales of loans to securitized trusts and losses on unpaid claims on federally insured student loans. The additions to the provision for the nine months ended September 30, 1998 of $12 million were $7 million less than the additions to the provision in the year-ago period. The reductions in the provision for the nine months ended September 30, 1998 versus 1997 were mainly due to a $9 million reduction in the reserve for risk-sharing, a decrease of $9 million in the amount reserved for non-federally insured student loans, offset by a 1997 reserve reduction of $11 million due to improved experience in recovering unpaid claims. Once a student loan is charged off as a result of an unpaid claim, the Company's policy is to continue to pursue the recovery of principal and interest. Management believes that the provision for loan losses is adequate to cover anticipated losses in the on-balance sheet student loan portfolio. However, this evaluation is inherently subjective as it requires material estimates that may be susceptible to significant changes.

FUNDING COSTS

     The Company's borrowings are generally variable rate indexed principally to the 91-day Treasury bill rate. The following table summarizes the average balance of debt (by index after giving effect to the impact of interest rate swaps) for the three and nine months ended September 30, 1998 and 1997.

                             THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                           -------------------------------------   -------------------------------------
                                 1998                1997                1998                1997
                           -----------------   -----------------   -----------------   -----------------
                           AVERAGE   AVERAGE   AVERAGE   AVERAGE   AVERAGE   AVERAGE   AVERAGE   AVERAGE
          INDEX            BALANCE    RATE     BALANCE    RATE     BALANCE    RATE     BALANCE    RATE
          -----            -------   -------   -------   -------   -------   -------   -------   -------
Treasury bill,
  principally 91-day.....  $26,479     5.34%   $31,722     5.51%   $27,837     5.46%   $33,145     5.51%
LIBOR....................    3,546     5.52      6,684     5.58      4,480     5.55      6,471     5.48
Discount notes...........    1,554     5.46      4,870     5.53      1,857     5.49      5,623     5.46
Fixed....................      591     7.00        654     6.99        627     7.10        667     7.03
Zero coupon..............      140    11.14        137    11.12        139    11.13        134    11.12
Other....................      977     5.56        707     5.21        953     5.53        634     5.14
                           -------    -----    -------    -----    -------    -----    -------    -----
          Total..........  $33,287     5.45%   $44,774     5.68%   $35,893     5.55%   $46,674     5.58%
                           =======    =====    =======    =====    =======    =====    =======    =====

     In the above table, for the three months ended September 30, 1998 and 1997, spreads for all Treasury bill-indexed borrowings averaged .26 percent and .22 percent, respectively, over the weighted average Treasury bill rates for those periods and spreads for London Interbank Offered Rate ("LIBOR")-indexed borrowings averaged .23 percent and .25 percent, respectively, under the weighted average LIBOR rates.

     In the above table, for the nine months ended September 30, 1998 and 1997, spreads for all Treasury bill-indexed borrowings averaged .26 percent and .24 percent, respectively, over the weighted average Treasury bill rates for those periods and spreads for LIBOR-indexed borrowings averaged .24 percent and .25 percent, respectively, under the weighted average LIBOR rates.

OTHER INCOME

     The decrease in other income of $119 million in the third quarter of 1998 versus 1997 can mainly be attributed to the $94 million one-time gain associated with the successful outcome of the offset fee litigation in the third quarter of 1997. Also the Company's decision to not enter into a securitization transaction during the 1998 third quarter resulted in no securitization gain being recognized while a pre-tax securitization gain of $66 million (exclusive of the $94 million one-time gain associated with the successful outcome of the offset fee litigation) was recognized in the third quarter of 1997. These decreases were offset by an increase of $30 million in servicing and securitization revenue as the Company's average balance of securitized student loans in the third quarter of 1998 increased by $8.4 billion over the third quarter of 1997. For the nine months ended September 30, 1998 securitization gains decreased by $108 million due mainly to the recognition of the one time gain of $94 million in the third quarter of 1997, while servicing and securitization revenue increased by $88 million over the corresponding year ago period as the Company's average balance of securitized student loans for the nine months ended September 30, 1998 increased by $8.3 billion over the first nine months of 1997.

SECURITIZATION PROGRAM

     For each securitization transaction the Company records a gain on sale and an asset (the "Interest Residual") equal to the present value of the expected net cash flows from the trust to the Company over the life of the portfolio securitized. In the third quarter of 1998, the Company decided not to enter into a securitization transaction due to the turbulence in the global financial markets, which caused increased demand for U.S. Treasury Securities. This increase in demand caused Treasury bill rates to fall relative to other market indices and financing spreads for Treasury bill-indexed debt to widen. As a result, no securitization gain was recognized, while a pre-tax securitization gain of $160 million was recognized in the third quarter of 1997. In the third quarter of 1997, the Company resolved litigation over whether the offset fee applied to securitized student loans. As a result, in the third quarter of 1997, the Company reversed a pre-tax $97 million reserve (of which $57 million was accrued prior to 1997 and $40 million was accrued in the first half of 1997) for offset fees accrued previously. In the consolidated statements of income, $94 million of the reserve reversal is included in the gain on sale of student loans for 1997 and $3 million is included in servicing and securitization revenue. The 1997 third quarter gain (exclusive of the $94 million one-time gain) as a percentage of the portfolio securitized was 2.64 percent.

     In the first nine months of 1998, the Company completed two securitization transactions in which a total of $6.0 billion of student loans were securitized. In the first nine months of 1997, the Company completed three securitization transactions in which a total of $7.0 billion of student loans were securitized by the Company. For the nine months ended September 30, 1998 and 1997, the Company recorded securitization gains of $117 million and $225 million, pre-tax. In 1997, if the Company had recorded gains at the time of each securitization transaction without reserving for the Offset Fee, then 1997 gains would have been pre-tax $170 million or as a percentage of the portfolios securitized, 2.45 percent, versus 1.95 percent for the nine months ended September 30, 1998.

     The decrease in the gains in the nine months ended September 30, 1998 versus 1997 was mainly due to the securitization of $1.0 billion less student loans in 1998. The decrease in the 1998 gains as a percentage of the securitized portfolios versus 1997 is mainly due to the inclusion of lower yielding consolidation loans in the portfolios of loans securitized in 1998 and to higher cost of funds offset by lower relative servicing costs due to the higher average balance of loans securitized in 1998. Gains on future securitizations will continue to vary depending on the size and the loan characteristics of the loan portfolios securitized, the structure of the transaction and the funding costs prevailing in the securitization debt markets.

SERVICING AND SECURITIZATION REVENUE

     Interest earned on the Interest Residual is included in servicing and securitization revenue and totaled $43 million and $115 million, for the three and nine months ended September 30, 1998, respectively, versus $27 million and $67 million in the corresponding periods in 1997, respectively. Servicing and securitization revenue also includes fee income earned for servicing the securitized portfolios. These fees, less the amortization of the servicing asset, totaled $32 million and $75 million, for the three and nine months ended September 30, 1998, respectively, versus $17 million and $35 million, for the three and nine months ended September 30, 1997, respectively. The increase in servicing and securitization income is mainly due to the increase in the average balance of the Interest Residual from $299 million in the first nine months of 1997 to $585 million in the first nine months of 1998, and to the increase in the average balance of securitized student loans from $8.3 billion in the first nine months of 1997 to $16.6 billion in the corresponding period in 1998.

PRO-FORMA STATEMENTS OF INCOME

     Under generally accepted accounting principles ("GAAP"), the Company's securitization transactions are treated as sales. At the time of sale, in accordance with FAS 125, the Company records a gain equal to the present value of the estimated future net cash flows from the portfolio of loans sold. Interest earned on the Interest Residual and fees earned for servicing the loan portfolios are recognized over the life of the securitization transaction as servicing and securitization revenue. In addition to GAAP basis statements of income, the Company prepares pro-forma statements of income that present the Company's student loan portfolios on a managed basis. These pro-forma statements of income enable management to monitor the periodic earnings of the managed student loan portfolio. The pro-forma statements of income present securitization as a financing and assume that the securitized student loans were not sold. As such, no gain on sale or subsequent servicing and securitization revenue is recognized. Instead, the earnings of the trusts and related financing costs are reflected over the life of the underlying pool of loans. Management believes that the pro-forma statements of income, while not recognized under GAAP, assist in the understanding of the Company's student loan business. Following the pro-forma statements of income is a reconciliation of net income per the Company's consolidated statements of income to the pro-forma statements of income.

                                                              THREE MONTHS
                                                                 ENDED        NINE MONTHS ENDED
                                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                             --------------   -----------------
                                                             1998     1997     1998      1997
                                                             -----   ------   -------   -------
PRO-FORMA STATEMENTS OF INCOME:
Insured student loans......................................  $ 855   $  814   $ 2,551   $ 2,371
Advances/Facilities/Investments............................    113      205       386       644
                                                             -----   ------   -------   -------
Total interest income......................................    968    1,019     2,937     3,015
Interest expense...........................................   (734)    (798)   (2,232)   (2,318)
                                                             -----   ------   -------   -------
Net interest income........................................    234      221       705       697
                                                             -----   ------   -------   -------
OTHER INCOME:
     Gain on sales of student loans........................     --       --        --        --
     Servicing and securitization revenue..................     --       --        --        --
     Gains/(losses) on sales...............................      7        3        12        10
     Other.................................................     18       12        49        36
                                                             -----   ------   -------   -------
Total other income.........................................     25       15        61        46
Total operating expenses...................................     87      173       271       390
                                                             -----   ------   -------   -------
Income before taxes and minority interest in earnings of
  subsidiary...............................................    172       63       495       353
Pro-forma income taxes.....................................     54       17       155       104
Minority interest in earnings of subsidiary................      3        3         8         8
                                                             -----   ------   -------   -------
Pro-forma net income.......................................  $ 115   $   43   $   332   $   241
                                                             =====   ======   =======   =======
Pro-forma diluted earnings per common share................  $ .68   $  .23   $  1.94   $  1.30
                                                             =====   ======   =======   =======

                                                             THREE MONTHS
                                                                 ENDED        NINE MONTHS ENDED
                                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                             -------------    ------------------
                                                             1998    1997      1998       1997
                                                             ----    -----    -------    -------
RECONCILIATION OF NET INCOME TO PRO-FORMA NET INCOME:
Net income...............................................    $108    $ 143     $ 391      $ 375
Gain on sales of student loans...........................      --     (160)     (117)      (225)
Servicing and securitization revenue.....................     (75)     (45)     (190)      (102)
Net interest income......................................      86       51       216        120
                                                             ----    -----     -----      -----
Pro-forma net income before taxes........................     119      (11)      300        168
Net tax effect...........................................      (4)      54        32         73
                                                             ----    -----     -----      -----
Pro-forma net income.....................................    $115    $  43     $ 332      $ 241
                                                             ====    =====     =====      =====

OPERATING EXPENSES

     Operating expenses include costs to service the Company's managed student loan portfolio, operational costs incurred in the process of acquiring student loan portfolios and general and administrative expenses. Total operating expenses as a percentage of average managed student loans were 77 basis points and 164 basis points for the three months ended September 30, 1998 and 1997, respectively, and 82 basis points and 127 basis points for the three and nine months ended September 30, 1998 and 1997, respectively. The decreases were due principally to the one-time costs of $64 million ($49 million to corporate operating expenses and $15 million to servicing costs) incurred in the 1997 third quarter for expenses and asset write-downs in connection with the reorganization of the Company to a privatized entity and to the change in business strategies being implemented by the new management. Operating expenses are summarized in the following tables:

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                       -------------------------------------------------------------------
                                                     1998                               1997
                                       --------------------------------   --------------------------------
                                                    SERVICING                          SERVICING
                                                       AND                                AND
                                       CORPORATE   ACQUISITION   TOTAL    CORPORATE   ACQUISITION   TOTAL
                                       ---------   -----------   ------   ---------   -----------   ------
Salaries and employee benefits.......    $ 11        $   35      $   46     $ 31        $   41      $   72
Occupancy and equipment..............       3            13          16       12            27          39
Professional fees....................       3             5           8        9             6          15
Office operations....................       1             7           8        2             8          10
Other................................       2             2           4       25             4          29
                                         ----        ------      ------     ----        ------      ------
Total internal operating expenses....      20            62          82       79            86         165
Third party servicing costs..........      --             5           5       --             8           8
                                         ----        ------      ------     ----        ------      ------
          Total operating expenses...    $ 20        $   67      $   87     $ 79        $   94      $  173
                                         ====        ======      ======     ====        ======      ======
Employees............................     526         3,401       3,927      562         4,177       4,739
                                         ====        ======      ======     ====        ======      ======

                                                                 THREE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,               DECREASE
                                                                ---------------       -----------------------
                                                                1998       1997          $              %
                                                                ----       ----       --------       --------
Servicing costs..........................................       $55        $74          $(19)          (26)%
Acquisition costs........................................        12         20            (8)          (41)
                                                                ---        ---          ----           ----
          Total servicing and acquisition costs..........       $67        $94          $(27)          (29)%
                                                                ===        ===          ====           ====

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                       -------------------------------------------------------------------
                                                     1998                               1997
                                       --------------------------------   --------------------------------
                                                    SERVICING                          SERVICING
                                                       AND                                AND
                                       CORPORATE   ACQUISITION   TOTAL    CORPORATE   ACQUISITION   TOTAL
                                       ---------   -----------   ------   ---------   -----------   ------
Salaries and employee benefits.......    $ 35        $  109      $  144     $ 62        $  113      $  175
Occupancy and equipment..............       8            48          56       21            57          78
Professional fees....................       8            13          21       26            14          40
Office operations....................       4            19          23        6            21          27
Other................................       8             3          11       32             9          41
                                         ----        ------      ------     ----        ------      ------
Total internal operating expenses....      63           192         255      147           214         361
Third party servicing costs..........      --            16          16       --            29          29
                                         ----        ------      ------     ----        ------      ------
          Total operating expenses...    $ 63        $  208      $  271     $147        $  243      $  390
                                         ====        ======      ======     ====        ======      ======
Employees............................     526         3,401       3,927      562         4,177       4,739
                                         ====        ======      ======     ====        ======      ======

                                                                NINE MONTHS
                                                                   ENDED
                                                               SEPTEMBER 30,               DECREASE
                                                              ---------------       -----------------------
                                                              1998       1997          $              %
                                                              ----       ----       --------       --------
Servicing costs........................................       $172       $195         $(23)          (12)%
Acquisition costs......................................         36         48          (12)          (26)
                                                              ----       ----         ----           ----
          Total servicing and acquisition costs........       $208       $243         $(35)          (15)%
                                                              ====       ====         ====           ====

     In the three and nine months ended September 30, 1998, corporate operating expenses decreased by $59 million and $84 million, respectively, compared to the corresponding year-ago periods. The decreases can be attributed mainly to the one-time charges of $49 million incurred in the 1997 third quarter related to the reorganization of the Company and $11 million of proxy and privatization charges incurred in the first six months of 1997. The decrease in operating expenses in 1998 is also due to the effect of the Company's restructuring of operations in the second half of 1997 and reflects management's continued commitment to control expenses.

     Servicing costs include all operations and systems costs incurred to service the portfolio of managed student loans, including fees paid to third party servicers. In the three and nine months ended September 30, 1998, servicing expenses, exclusive of one-time charges, decreased by $5 million and $12 million, respectively, from the corresponding year-ago periods. These decreases were due mainly to operating efficiencies gained as a result of the reorganization and the on-going servicing center reconfiguration program. During 1998, the Company has incurred one-time charges of $12 million ($3 million in the third quarter of 1998) relating to the servicing center reconfiguration program, which included the closing of two satellite servicing centers in the second quarter and the continued restructuring of all servicing operations. During the first nine months of 1997, the Company incurred one-time costs of $15 million related to asset write-offs in connection with the reorganization of the Company and $8 million in connection with the early transfer of loans from a third party servicer to SMSC. All but $6 million of the 1997 one-time charges were incurred in the third quarter.

     When expressed as a percentage of the managed student loan portfolio, servicing costs averaged 49 basis points and 70 basis points for the three months ended September 30, 1998 and 1997, respectively, and 52 basis points and 64 basis points for the nine months ended September 30, 1998 and 1997, respectively. These decreases were principally due to the one-time charges mentioned above, without which servicing costs as a percentage of the managed student loan portfolio would have been 46 basis points and 54 basis points for the three months ended September 30, 1998 and 1997, respectively, versus 48 basis points and 56 basis points for the nine months ended September 30, 1998 and 1997, respectively. The decreases before consideration of the one time charges were mainly due to operational efficiencies and the termination of business initiatives in 1997 that did not fit management's business strategies. In addition to the decrease in servicing costs, higher average student loan balances contributed to the lower servicing costs when expressed in this percentage.

     Loan acquisition costs are principally costs incurred under the ExportSS(R) ("ExportSS") loan origination and administration service, the costs of converting newly acquired portfolios onto the Company's servicing platform or those of third party servicers and costs of loan consolidation activities. The ExportSS service provides back-office support to clients by performing loan origination and servicing prior to the sale of portfolios to the Company. The decrease of $8 million and $12 million in loan acquisition costs for the three months and nine months ended September 30, 1998 versus the year ago periods is mainly due to operational efficiencies and the suspension of the loan consolidation program in the fourth quarter of 1997. As discussed under "Student Loans -- Student Loan Spread Analysis" in the fourth quarter of 1998 the Company announced the reinstatement of its consolidation loan program which will increase acquisition costs in future periods.

STUDENT LOAN PURCHASES

     Sallie Mae purchased $2.0 billion of student loans in the third quarter of 1998 compared with $2.3 billion in the year-ago quarter. For the nine months ended September 30, 1998, the Company purchased $5.9 billion compared with $6.5 billion in the corresponding year-ago period. The decrease in the purchase volume versus the prior year is attributable to the following factors: reduced purchases of student loans in the spot market, the suspension of Sallie Mae's consolidation loan program in the fourth quarter of 1997 due to legislated changes in the profitability of consolidation loans offset by a modest increase in the amount of loans purchased from lenders who have forward purchase commitments with Sallie Mae. Sallie Mae's portfolio of managed student loans totaled $45.2 billion at September 30, 1998 versus $42.5 billion at September 30, 1997.

     In the third quarter of 1998, $1.5 billion of student loans were originated and transferred to the Company's ExportSS system, the same level as the year-ago. For the nine months ended September 30, 1998, $3.7 billion of student loans were originated and transferred to Sallie Mae's ExportSS system versus $3.5 billion in the year-ago period. The outstanding portfolio of loans serviced for ExportSS lenders and committed for sale to the Company totaled $3.5 billion at September 30, 1998, compared to $3.8 billion at September 30, 1997. See "Other Related Events and Information -- Legislative Developments" for discussion of renegotiations of forward purchase commitments. As discussed under "Student Loans -- Student Loan Spread Analysis," the Company has announced the reinstatement of its consolidation loan program.

     The Department of Education offers existing FFELP borrowers the opportunity to refinance FFELP loans into FDLSP loans. During the first nine months of 1998 and 1997, approximately $730 million and $368 million, respectively, of the Company's managed student loans were accepted for refinancing into the FDSLP. Since the inception of this program approximately $1.5 billion of FFELP loans managed by Sallie Mae have been accepted for refinancing into FDSLP loans and approximately $1.1 billion have been refinanced into FDSLP with the remainder awaiting disbursements by the federal government.

FEDERAL AND STATE TAXES

     The Company maintains a portfolio of tax-advantaged assets principally to support education-related financing activities. That portfolio was primarily responsible for the decrease in the effective federal income tax rate from the statutory rate of 35 percent to 31.4 percent and 32.8 percent for the three months ended September 30, 1998 and 1997, respectively, and to 31.9 percent and
31.5 percent for the nine months ended September 30, 1998 and 1997, respectively. The GSE is exempt from all state, local and District of Columbia income, franchise, sales and use, personal property and other taxes, except for real property taxes. However, this tax exemption applies only to the GSE and does not apply to SLM Holding or its other operating subsidiaries, that are subject to taxation at the state and local level. State taxes were immaterial in the three and nine months ended September 30, 1998 and 1997 as the majority of the Company's business activities were conducted in the GSE.

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

     The Company's unsecured financing requirements are driven by three principal factors: refinancing of existing liabilities as they mature; financing of student loan portfolio growth and the Company's level of securitization activity. As discussed under "Securitization Program" the recent turmoil in the global financial markets has caused financing spreads in the asset-backed market to widen. Until market conditions improve, management intends to continue to finance its student loan portfolio through unsecured GSE debt issuances. The uncertainty in the financial markets has also caused funding spreads on the Company's unsecured debt to widen. Management believes that the current adverse spread environment is temporary so to mitigate its effect on the Company's cost of funds, the Company intends to meet its funding needs through short term financings. Should these market conditions persist over an extended period of time, the increased cost of the Company's funding could have a material adverse effect on the Company's earnings.

     During the nine months ended September 30, 1998, the Company used the proceeds from student loan securitizations of $6 billion, repayments and claim payments on student loans of $2.7 billion, and proceeds from sale or maturity of investments of $725 million to purchase student loans and participations of $5.9 billion, to reduce total debt by $4.0 billion and to repurchase $341 million of the Company's common stock.

     Operating activities provided $347 million of cash in the nine months ended September 30, 1998, an increase in cash flow of $13 million from the net cash inflows of $334 million in the corresponding period in the prior year. This increase was mainly attributable to the decrease in the gains on sales of student loans in the first nine months of 1998 offset by the increase in the Interest Residual asset as a result of the securitizations in 1998.

     During the nine months ended September 30, 1998, the GSE issued $4.2 billion of long-term notes to refund maturing and repurchased obligations. At September 30, 1998, the GSE had $9.4 billion of outstanding long-term debt issues, of which $5.0 billion had stated maturities that could be accelerated through call provisions. The GSE uses interest rate and foreign currency swaps (collateralized where appropriate), purchases of U.S. Treasury securities and other hedging techniques to reduce the exposure to interest rate and currency fluctuations that arise from its financing activities and to match the characteristics of its variable interest rate earning assets (See "-- Interest Rate Risk Management.").

     The Privatization Act effectively requires that the GSE maintain a minimum statutory capital adequacy ratio (the ratio of stockholders' equity to total assets plus 50 percent of the credit equivalent amount of certain off-balance sheet items) of at least 2 percent until January 1, 2000 and 2.25 percent thereafter or be subject to certain "safety and soundness" requirements designed to restore such statutory ratio. The Privatization Act also requires management to certify to the Secretary of the Treasury that, after giving effect to the payment of dividends, the statutory capital ratio test would have been met at the time the dividend was declared. At September 30, 1998, the GSE's statutory capital adequacy ratio, after the effect of the dividends to be paid in the fourth quarter of 1998, was 2.00 percent. The Privatization Act prohibits the GSE from issuing new debt obligations that mature beyond September 30, 2008 and requires the GSE to transfer any remaining GSE obligations into a defeasance trust for the benefit of the holders of such obligations, along with cash or full-faith and credit obligations of the United States, or an agency thereof, in amounts sufficient, as determined by the Secretary of the Treasury, to pay the principal and interest of the deposited obligations.

INTEREST RATE RISK MANAGEMENT

INTEREST RATE GAP ANALYSIS

     The Company's principal objective in financing its operations is to minimize its sensitivity to changing interest rates by matching the interest rate characteristics of its borrowings to specific assets in order to lock in spreads. The Company's ABS securities generally match the interest rate characteristics of the majority of the student loans in the trusts by being indexed to the 91-day Treasury bill. However, at September 30, 1998, there were approximately $2 billion of PLUS student loans outstanding in the trusts which have interest rates that reset annually based on the final auction of 52-week Treasury bill before each July 1. The Company manages this basis risk within the trusts through its on-balance sheet financing activities. The effect of this basis risk management is included in the following table as the impact of securitized student loans.

     In the following table, the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at September 30, 1998 and is not necessarily reflective of positions that existed throughout the period.

                                                     INTEREST RATE SENSITIVITY PERIOD
                                        -----------------------------------------------------------
                                                   3 MONTHS   6 MONTHS
                                        3 MONTHS      TO         TO      1 TO 2    2 TO 5    OVER 5
                                        OR LESS    6 MONTHS    1 YEAR     YEARS     YEARS    YEARS
                                        --------   --------   --------   -------   -------   ------
ASSETS
Student loans.........................  $24,672    $    --    $ 2,079    $    --   $    --   $   --
Warehousing advances..................    1,452         19         --         --         1       16
Academic facilities financings........       49          6         16         73       359      743
Cash and investments..................    2,441         41         37         26        88    1,819
Other assets..........................       20         23         47        135       210    1,571
                                        -------    -------    -------    -------   -------   ------
          Total assets................   28,634         89      2,179        234       658    4,149
                                        -------    -------    -------    -------   -------   ------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings.................   17,708      3,065      3,574         --        --       --
Long-term notes.......................    1,775        322        500      4,649     1,660      504
Other liabilities.....................       --         --         --         --        --    1,306
Minority interest in subsidiary.......       --         --         --         --        --      214
Stockholders' equity..................       --         --         --         --        --      666
                                        -------    -------    -------    -------   -------   ------
          Total liabilities and
            stockholders' equity......   19,483      3,387      4,074      4,649     1,660    2,690
                                        -------    -------    -------    -------   -------   ------
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Interest rate swaps...................   (8,042)     3,225       (274)     4,614     1,560   (1,083)
Impact of securitized student loans...   (2,273)        --      2,273         --        --       --
                                        -------    -------    -------    -------   -------   ------
          Total off-balance sheet
            financial instruments.....  (10,315)     3,225      1,999      4,614     1,560   (1,083)
                                        -------    -------    -------    -------   -------   ------
Period gap............................  $(1,164)   $   (73)   $   104    $   199   $   558   $  376
                                        =======    =======    =======    =======   =======   ======
Cumulative gap........................  $(1,164)   $(1,237)   $(1,133)   $  (934)  $  (376)  $   --
                                        =======    =======    =======    =======   =======   ======
Ratio of interest-sensitive assets to
  interest-sensitive liabilities......    146.9%       1.9%      52.3%       2.1%     27.0%   511.5%
                                        =======    =======    =======    =======   =======   ======
Ratio of cumulative gap to total
  assets..............................      3.2%       3.4%       3.2%       2.6%      1.0%      --%
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

AVERAGE TERMS TO MATURITY

     The following table reflects the average terms to maturity for the Company's earning assets and liabilities at September 30, 1998 (in years):

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

     During the nine months ended September 30, 1998, the Company repurchased
8.2 million shares of its common stock leaving 166 million shares outstanding at September 30, 1998. For the past few years, the GSE has operated near the statutory minimum capital ratio of 2.0 percent of risk-adjusted assets required under its charter. Capital in excess of such amounts has been used to repurchase common shares. As of September 30, 1998, the Company had remaining authority to repurchase up to an additional 4.7 million shares which covers both purchases of common shares in the open market or effective purchases through equity forward contracts. In the first nine months of 1998, the Company continued to supplement its open market common stock purchases by entering into equity forward transactions to purchase 16.5 million shares on a net cash or share settled basis. These forwards settle at various times over the next three years at an average price of $42 per share. As of September 30, 1998, the Company had outstanding equity forward contracts to purchase 20.4 million shares of common stock at prices ranging from $32 per share to $47 per share.

OTHER RELATED EVENTS AND INFORMATION

LEGISLATIVE DEVELOPMENTS

     On October 7, 1998, the President signed into law the Higher Education Amendments of 1998, legislation that reauthorizes federal higher education programs for a six-year period (the "Reauthorization Legislation"). The Reauthorization Legislation lowers both the borrower interest rate on Stafford loans to a formula based on the 91-day Treasury bill rate plus 2.3 percent (1.7 percent during in-school and grace periods) and the lender's rate after special allowance payments to the 91-day Treasury bill rate plus 2.8 percent (2.2 percent during in-school and grace periods) for loans originated on or after October 1, 1998 and before July 1, 2003. The borrower interest rate on PLUS loans originated during this period will be equal to the 91-day Treasury bill rate plus 3.1 percent. Special allowance payments are also based on the 91-day Treasury bill rate plus 3.1 percent. These rate reductions were first introduced on an interim basis in temporary student loan legislation enacted into law on June 9, 1998 and effective for loans originated from July 1, 1998 through September 30, 1998. As a result of these earlier rate reductions, the Company renegotiated certain contract provisions with some lenders, including, principally, price and/or settlement timing provisions, under the student loan forward purchase commitments it has entered into with some of its lenders and is currently engaged in renegotiating these same contract provisions with other lenders. However, there can be no assurance that as a result of such renegotiations the Company will realize the same overall return under any such renegotiated commitment contracts with respect to student loans originated after July 1, 1998, as it has under the prior legislation with respect to the loans whose first disbursements occurred before July 1, 1998.

     The Reauthorization Legislation maintains interest rates for borrowers of Federal Direct Consolidation Loans whose applications for such loans are received prior to February 1, 1999 at 7.46 percent (6.86 percent during in-school and grace periods), which rates are adjusted annually based on a formula equal to the 91-day Treasury bill rate plus 2.3 percent (1.7 percent during in-school and grace periods). The borrower interest rates on Federal Direct Consolidation Loans for borrowers whose applications are received on or after February 1, 1999 and before July 1, 2003 will be a fixed rate equal to the lesser of the weighted average of the interest rates of the loans consolidated, adjusted up to the nearest one eighth of one percent, and 8.25%. This is the same rate which the Reauthorization Legislation sets on FFELP consolidation loans for borrowers whose applications are received on or after October 1, 1998 and before July 31, 2003. The Reauthorization Legislation sets the special allowance payment rate for FFELP consolidation loans at the 91-day Treasury bill rate plus 3.1 percent. The annual fee paid by lenders on FFELP consolidation loans is reduced under the Reauthorization Legislation from 1.05 percent to .62 percent of the principal plus accrued unpaid interest on any such consolidation loans, applications for which are received on or after October 1, 1998 and before February 1, 1999. As a result of the Reauthorization Legislation, the Company announced that it will once again offer student loan borrowers the SMART LOAN(R) consolidation program, which it suspended in the fourth quarter of 1997. The availability of the comparatively lower borrower interest rates (at least prior to subsequent annual rate adjustments) on Federal Direct Consolidation Loans made on or before January 31, 1999 may increase the likelihood that a FFELP student loan managed by the Company will be prepaid from the proceeds of such loans during such four-month period. The Company believes, however, that the likelihood of any such prepayment may be mitigated by the cost savings that borrowers may realize over Federal Direct Consolidation Loans under certain circumstances by enrolling in the Company's SMART REWARDS(R) program and Direct Repay(SM) Plan during such four month period. The volume of FFELP student loans managed by the Company that may be prepaid in this fashion, and the effect, if any, on the Company's earnings, cannot be determined at this time and will be affected by, among other things, operational limitations on the ability of the Department of Education to process a significant increase in Federal Direct Consolidation Loan volume. Depending upon the significance of this and other factors, such prepayments could have a material adverse effect on the Company's earnings.

     The Omnibus Appropriations Act of 1998, signed into law by the President on October 21, 1998, contains several provisions that amend the Federal Deposit Insurance Act. These provisions provide an exception to the current prohibition on affiliations between government-sponsored entities and depository institutions contained in the Federal Deposit Insurance Act. This exception allows SLM Holding Corporation to become affiliated with a depository institution upon certain conditions and with the approval of the Secretary of the Treasury. Among the conditions are that: the dissolution of the GSE cannot be adversely affected by the affiliation; the dissolution of the GSE must occur within two years after the affiliation is consummated subject to the ability of the Secretary to extend such deadline for up to two one-year periods; and the GSE must be separate and distinct from the affiliated depository institution and cannot extend credit, provide credit enhancement or purchase any obligation of the depository institution.

YEAR 2000 ISSUE

     The "Year 2000 issue" refers to a wide variety of potential computer program processing and functionality issues that may arise from the inability of computer programs to properly process date-sensitive information relating to the Year 2000, years thereafter and to a lesser degree the Year 1999.

The Company's State of Readiness

     During 1996, the Company commenced a Year 2000 compliance project to assess and remediate its internal software and hardware systems to avoid or mitigate Year 2000 problems and to evaluate Year 2000 problems that may arise from entities with which the Company interacts. In 1997, a comprehensive project structure was implemented and a Year 2000 project team was formed. The Year 2000 project team briefs senior executives of the Company and the Company's board of directors on the progress of the Year 2000 effort. The Company's Year 2000 compliance project encompasses the Company's information technology (IT) systems, as well as its non-IT systems, such as systems embedded in its office equipment and facilities. The Company has completed the assessment of its internal software and hardware, and is in the process of replacing or modifying those systems. The Company expects to have substantially all of the systems and application modifications in place and tested by the end of 1998, allowing time in 1999 for any system refinements that may be needed.

     The Company's Year 2000 compliance project is divided into five phases:
Awareness, Assessment, Remediation, Testing and Implementation. The Awareness phase, which is 100 percent complete, involved the dissemination of Year 2000 information throughout the Company and the education of all levels of management about Year 2000 issues and their potential impact on the Company's operation. The Assessment phase, which is also 100 percent complete, involved a comprehensive inventory of and the determination of the requirements for fixes, upgrades and replacements for all hardware, application software, embedded systems (e.g., the microcontrollers in the Company's elevators) and desktop applications. Approximately 47 percent of the Company's core applications are in either remediation, the Year 2000 project phase where hardware, systems and applications are fixed, upgraded or replaced to be Year 2000 ready, or testing, the phase in which Year 2000 remediation is validated. The remaining approximately 53 percent of the Company's core applications have been determined to be Year 2000 ready in accordance with the procedures established by the Company to make such determination.

     The following describes the Company's state of readiness with respect to the IT systems that support the Company's core business--loan delivery and acquisition and loan servicing:

     - CLASS(SM), the Company's Consolidated Loan Administration and Servicing System, is the system that services the Company's managed student loans and the student loan portfolios of our PortSS(R) and TransportSS(SM) clients. In July 1998, remediation of CLASS was completed and it was installed into production. A second, full round of comprehensive functional testing is currently underway. Integration testing of all internal application interfaces with CLASS is also currently in process. Testing of external interfaces is scheduled to be completed in 1999.

     - SALLIENET, the Company's translation and communication system used to electronically exchange data with our customers, completed remediation in September 1998 and was installed into production in October 1998. SallieNet is currently undergoing integration testing with CLASS.

     - PORTSS(R)III, the Company's PC-based system used by lenders to originate loans, was developed in 1997 to be Year 2000 ready. Minor remediation was completed on PortSS III in mid-October 1998 and PortSS III is currently undergoing integration testing with CLASS.

     - LINESS(SM), the Company's PC-based product used by colleges and universities to process financial aid loan application information, was developed in 1993 to be Year 2000 ready. The LineSS disbursement component used to transmit disbursement roster information from Sallie Mae's CLASS system to the college or university, was developed in 1995 to be Year 2000 ready. LineSS utilizes the industry approved CommonLine(SM) formats for all communications. Minor remediation on LineSS was completed in mid-October 1998. LineSS is currently undergoing integration testing with CLASS.

     - IMDOC(R), the Company's document imaging system, has completed remediation and functional testing and is currently undergoing integration testing with CLASS.

     In addition, certain significant financial and administrative systems, including the Company's payroll and human resources, debt accounting, investment management and financial accounting and control systems have all completed remediation and are currently undergoing integration testing with other internal systems.

     The Company's non-IT systems principally support the Company's facilities and telecommunications. As of October 1998, all of the Company's headquarters core facilities systems, including elevators, internal security and fire alarms, were determined to be Year 2000 ready in accordance with the procedures established by the Company to make such a determination. In addition, the Year 2000 compliance procedures for over

50% of the core facilities systems that support the Company's loan servicing centers have been completed. The Company is currently testing internally, as well as working with certain significant providers such as Lucent Technologies Inc., to test its telecommunications systems. In addition, the Company intends to work closely with all of its utility providers to make a reasonable assessment of the Company's potential exposure to any failure on their part to resolve their Year 2000 issues. Although the Company's Reston, Virginia headquarters building is equipped with five emergency powered generators designed to back up building power without refueling for a period of two weeks, there can be no assurance that such back-up systems will adequately insulate the Company from any business interruptions caused by any widespread power outages or power outages in any service area where its loan servicing centers are located.

     The Company has surveyed its third party service providers and business partners and is currently reviewing these surveys and testing all third-party developed software to determine the level of compliance and the potential impact of noncompliance. In addition, the Company plans to work with select third party service providers and business partners to ascertain their Year 2000 compliance status and to coordinate testing efforts throughout 1999. There can be no assurance that the computer systems of other companies or counterparties on which the Company relies will be Year 2000 ready on a timely basis, or that a failure to resolve Year 2000 issues by another party, or remediation or conversion that is incompatible with the Company's computer systems, will not have a material adverse effect on the Company.

The Risks of the Company's Year 2000 Issues

     Generally, the failure by the Company or any of its significant third-party service providers or business partners to resolve a material Year 2000 issue could result in the interruption in, or a failure of, certain normal business activities or operations such as servicing loans or processing payments. Such failures could materially and adversely affect the Company's results of operations. For example, the Company submits claims for payment, including special allowance payments and interest subsidy payments, directly to the U.S. Department of Education (the "DOE"). To the extent that the DOE is unable to timely process the payments because of its failure to remediate its Year 2000 problem, the Company's liquidity could be adversely affected, possibly to a material extent. In addition, the Company submits claims to various state or private nonprofit guarantee agencies for payment of all or a portion of the unpaid principal balance on loans plus accrued interest if a borrower defaults on a student loan and in certain other circumstances such as the death, permanent or total disability of or the filing for bankruptcy by the borrower. The Company has surveyed each of the guarantee agencies and is in the process of performing follow-up telephone inquiries to determine the level of their Year 2000 compliance and the potential impact of noncompliance. To the extent that any of the larger guarantee agencies are unable to timely process the payments because of its failure to remediate its Year 2000 problem, the Company's liquidity could be adversely affected, possibly to a material extent.

The Costs to Address the Company's Year 2000 Issues

     Costs to modify computer systems have been, and will continue to be, expensed as incurred and are not expected to have a material impact on the Company's future financial results or condition. The Company spent approximately $2 million in 1997 and expects to spend between $8 million and $10 million in 1998 on this project (of which approximately $6 million was spent in the first nine months of 1998). However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

The Company's Contingency Plans

     The Company has developed high level contingency plans for its core applications and will refine these plans in 1999. In addition, the Company intends to commit the required resources in 1999 to its Year 2000 compliance project if all of its core applications are not Year 2000 ready as of the end of 1998. There can be no assurance that the Company's remediation efforts and contingency plans will be sufficient to avoid unforeseen business disruptions or other problems resulting from the Year 2000 issue.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     A hearing has been scheduled in November 1998 for court approval of Orange County's settlement agreement with Merrill, Lynch, Pierce Fenner & Smith, which calls for, among other things, dismissal with prejudice of all claims against the Student Loan Marketing Association and certain other government sponsored enterprises.

ITEM 2.  CHANGES IN SECURITIES.

     Nothing to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Nothing to report.

ITEM 5.  OTHER INFORMATION.

     Effective September 1, 1998, Joseph D. Corvaia joined the Company's executive management team as Senior Vice President, Private Credit. Before joining the Company, Mr. Corvaia was the Vice President of Systems and Servicing of Equity One, Inc. Prior to joining Equity One in December 1995, Mr. Corvaia spent nine years in the credit reporting industry and 16 years in the banking industry.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

        27 Financial Data Schedule

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the Quarter ended September 30, 1998.

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

Date: October 28, 1998