Form 10-K
period 1998-12-31
SLM HOLDING CORP
filed 1999-03-29
CIK 1032033

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(Mark One)

   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
       ACT OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                      COMMISSION FILE NUMBERS   001-13251

                            SLM HOLDING CORPORATION

             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                 52-2013874
 (State of Other Jurisdiction    (I.R.S. Employer
              of                  Identification
Incorporation or Organization)         No.)

   11600 SALLIE MAE DRIVE,            20193
       RESTON, VIRGINIA             (Zip Code)
    (Address of Principal
      Executive Offices)

                                 (703) 810 3000
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.20 per share Securities registered pursuant to Section 12(g) of the Act:
None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/    No / /

    The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1999 was approximately $6,985,647,589 (based on closing sale price of $42.875 per share as reported for the New York Stock Exchange--Composite Transactions). On that date there were 162,930,556 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement relating to the registrant's Annual Meeting of Shareholders scheduled to be held May 20, 1999 are incorporated by reference into Part III of this Report.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This Report contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used herein, the words "anticipate," "believe," "estimate," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. Such factors include, among others, changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in such laws and regulations, which may reduce the volume, average term and costs of yields on student loans under the Federal Family Education Loan Program ("FFELP") or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; and changes in the general interest rate environment and in the securitization markets for student loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry student loans; and interruptions of the Company's or others' operations resulting from the inability of computer or other systems to process Year 2000-related information, which may impact the Company's liquidity and its ability to obtain, generate or process documents or payments received from or due to others.

                                    PART I.

ITEM 1. BUSINESS

    Industry data on the FFELP and the Federal Direct Student Loan Program (the "FDSLP") contained in this report are based on sources that the Company believes to be reliable and to represent the best available information for these purposes, including published and unpublished U.S. Department of Education ("DOE") data and industry publications.

GENERAL

    SLM Holding Corporation, a Delaware Corporation (the "Company"), is the nation's largest private source of funding and servicing support for higher education loans for students and their parents. The Company provides a wide range of financial services, processing capabilities and information technology to meet the needs of educational institutions, lenders, students and guarantee agencies. The Company was formed in 1997 in connection with the reorganization (the "Reorganization") of the Student Loan Marketing Association, a government-sponsored enterprise (the "GSE"), pursuant to the Student Loan Marketing Association Reorganization Act of 1996 (the "Privatization Act"). The Privatization Act required the GSE to propose to shareholders a plan of reorganization under which their share ownership would convert to an equivalent share ownership in a state-chartered holding company that would own all of the stock of the GSE. Pursuant to the Privatization Act, the Reorganization was approved by the GSE's shareholders on July 31, 1997 and effected on August 7, 1997. The Privatization Act requires the GSE to transfer its business to the Company and dissolve on or before September 30, 2008. During the period prior to the dissolution of the GSE (the "Wind-Down Period"), the GSE is subject to various limitations on its business and activities. See "--Operations During the Wind-Down Period" and "Regulation--The Privatization Act."

    Chartered by an act of Congress in 1972, the GSE's stated mission was to enhance access to education by providing a national secondary market and financing for guaranteed student loans. As of December 31, 1998, the Company's managed portfolio of student loans totaled approximately $46.2 billion (including loans owned, loans securitized and loan participations). The Company also had commitments to purchase $17.1 billion of additional student loans or participations therein as of December 31, 1998. While the Company continues to be the leading purchaser of student loans, its business has expanded over its first quarter of a century, reflecting changes in both the education sector and the financial markets.

    Primarily a wholesale provider of credit and a servicer of student loans, the Company serves a diverse range of clients, including approximately 5,000 financial and educational institutions and state agencies. Through its four regional loan servicing centers, the Company processes student loans for approximately five million borrowers and is recognized as the nation's pre-eminent servicer of student loans. The Company also provides and arranges infrastructure finance for colleges and universities. See "--Specialized Financial Services--Academic Facilities Financings and Student Loan Revenue Bonds."

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

INDUSTRY OVERVIEW

    The student loan industry provides affordable financing to students and their families to fund education. The large majority of student loans is made to finance post-secondary education under federally sponsored programs, although many students and parents secure education credit through private student loan programs. The federally sponsored student loans programs are highly regulated. Under programs sponsored by the federal government, banks and other lenders that satisfy statutory eligibility requirements can make student loans at below-market rates due to subsidies and guarantees. The largest student loan program, formerly called the Guaranteed Student Loan Program and now known as the FFELP, was created in 1965 to ensure low-cost access by families to a full range of post-secondary educational institutions. In 1972, to encourage further bank participation in the Guaranteed Student Loan Program, Congress established the GSE as a for-profit, stockholder-owned national secondary market for student loans. The FFELP industry currently includes a network of approximately 4,200 originators and 6,300 educational institutions and is collectively guaranteed and administered by 36 state-sponsored or non-profit guarantee agencies under contract with the DOE. In addition to the Company, a number of non-profit entities, banks and other financial intermediaries operate as secondary markets for student loans. The Company believes that lender participation in the FFELP is relatively concentrated, with an estimated 95 percent of outstanding loans held by the top 100 participants, including approximately one-third owned or managed by the Company as of December 31, 1998.

    The Higher Education Act of 1965, as amended (the "Higher Education Act"), is reauthorized by Congress approximately every six years. The Higher Education Act was last reauthorized on October 7, 1998 in the form of the Higher Education Amendments of 1998 (the "Reauthorization Legislation"), legislation that lowered both the borrower interest rate on Stafford loans and the lender's rate after special allowance payments. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Other Related Information--Legislative Developments." The provisions of the FFELP are also subject to revision from time to time by Congress.

    Demand for student loans has risen substantially over the last several years. Higher education tuition cost and fee increases continue to exceed the inflation rate. Over half of all full-time college students today depend on some form of borrowing, compared to just over 35 percent in 1985. In addition, federal legislation enacted in late 1992 expanded loan limits and borrower eligibility. All of these factors contributed to annual federally sponsored student loan volume more than doubling ($29.5 billion in the 1997-98 academic year (including FDSLP volume) from $12.6 billion in the 1991-92 academic year). Estimated future increases in tuition costs and college enrollments are expected to prompt continued growth in the student loan market.

    In 1993, Congress expanded a previously established pilot program into the FDSLP, which is administered by the DOE. Established as an alternative to the private sector-based FFELP, the FDSLP accounted for approximately one-third of all new federally sponsored student loans issued in academic year 1997-98. Under the FDSLP, the federal government contracts with third parties for loan administration and collections services while financing its lending activity through U.S. Treasury borrowings.

PRODUCTS AND SERVICES

    LOAN PURCHASES. The Company's student loan purchases primarily involve two federally sponsored programs. The Company principally purchases Stafford loans, PLUS loans and SLS loans originated under the FFELP, all of which are insured by state-related or non-profit guarantee agencies and are reinsured by the DOE. The Company also purchases student loans originated under the Health Education Assistance Loan program ("HEAL") that are insured directly by the United States Department of Health and Human Services. (HEAL loans have been discontinued and new borrowers are directed to unsubsidized Stafford Loans). As of December 31, 1998, the Company's managed portfolio of student loans totaled $46.2 billion, including $43.8 billion of FFELP loans (including loans owned, loans securitized and loan participations) and $2.5 billion of HEAL loans.

    The Company purchases student loans primarily from commercial banks. The Company also purchases student loans from other eligible FFELP lenders, including savings and loan associations, mutual savings banks, credit unions and insurance companies, educational institutions and state and private non-profit loan originating and secondary market agencies.

    Most lenders using the secondary market hold loans while borrowers are in school and sell loans shortly before conversion to repayment status, when servicing costs increase significantly. Traditionally, the Company has purchased most of its loans just before their conversion to repayment status, although the Company also buys "in-school" loans and loans in repayment. The Company purchases loans primarily through commitment contracts, but also makes "spot" purchases. Approximately 84 percent and 60 percent of the Company's new loan purchases were made pursuant to purchase commitment contracts in 1998 and 1997, respectively. The Company enters into commitment contracts with lenders to purchase loans up to a specified aggregate principal amount over the term of the contract, which is usually two to three years. Under the commitment contracts, lenders have the right, and in most cases the obligation, to sell to the Company the loans they own over a specified period of time at a purchase price that is based on certain loan characteristics.

    In conjunction with commitment contracts, the Company frequently provides selling institutions with operational support in the form of PortSS-Registered Trademark-, an automated loan administration system for the lender's use at its own offices before loan sale, or in the form of loan origination and interim servicing provided through one of the Company's loan servicing centers (ExportSS-Registered Trademark-). In 1998 and 1997, 80 percent and 70 percent, respectively, of the Company's purchase commitment volume came from users of PortSS-Registered Trademark-and ExportSS-Registered Trademark-. The Company also offers commitment clients the ability to originate loans and then transfer them to the Company for servicing (TransportSS-SM-). PortSS-Registered Trademark-, ExportSS-Registered Trademark-and TransportSS-SM-provide the Company and the lender assurance that loans will be efficiently administered by the Company and that borrowers will have access to the Company's repayment options and benefits. The growth in volume generated by PortSS, ExportSS and TransportSS demonstrates the importance of the Company's investment in these systems in past years.

    In a spot purchase, the Company competes with other secondary market participants to purchase a portfolio of eligible loans from a selling holder when such holder decides to offer its loans for sale. The Company made approximately 3 percent and 22 percent of its purchases of educational loans through spot purchases in 1998 and 1997, respectively. In general, spot purchase volume is more costly than volume purchased under commitment contracts.

    The Company also offers eligible borrowers a program for consolidation of eligible insured loans into a single new insured loan with a term of 10 to 30 years. As of December 31, 1998, the Company owned approximately $8 billion of such consolidation loans, known as SMART LOAN-Registered Trademark- Accounts. Immediately following enactment of the Emergency Student Loan Consolidation Act in November 1997, which made significant changes to the FFELP loan consolidation program, the Company temporarily suspended its loan consolidation program. As a result of the Reauthorization Legislation, the Company announced in the fourth quarter of 1998 that it will once again offer student loan borrowers the SMART
LOAN-Registered Trademark- consolidation program. The Company also introduced in the second quarter of 1998 its Flex Repay-SM- Account as an alternative to consolidation. See "Borrower Benefits and Program Technology Support" and "Management's Discussion and Analysis of Financial Condition Results of Operations--Other Related Events and Information--Legislative Developments."

    PRIVATE CREDIT. In Spring of 1996 the Company introduced three private loans under its Signature Education Loan-SM- Program. Under agreements with the Company, lenders originated approximately $68 million in loan volume in Signature private loans in academic year 1997-98 at more than 850 schools. The majority of this volume represents loans made to borrowers with credit-worthy cosigners. Signature Student-SM- Loans are available to students with credit-worthy cosigners at all four-year colleges and universities to supplement their federal loans. In addition, non-freshmen at some 250 schools may borrow without a cosigner. Students may borrow as much as the costs of attendance minus other financial aid they are eligible to receive. Signature Health-SM- Loans are available at nearly 125 schools to credit-ready graduate students studying allopathic medicine, dentistry, osteopathic medicine, pharmacy, veterinary medicine, podiatry, optometry, and selected allied health fields. These loans are designed to supplement Stafford loans and to replace the loss of HEAL Program loans. Signature Select-SM- Loans are available at six participating colleges. With the Signature Select-SM- Loan, participating colleges tailor loan features to reflect the needs of their individual campuses and provide default coverage in exchange for the program's flexibility. Depending on the participating college, students may need cosigners to apply. Signature Loans are insured by the Company through its HEMAR Insurance Corporation of America (HICA) subsidiary. Most of the HICA- insured loans purchased by the Company are part of "bundled" loan programs that include FFELP loans. The Company also purchases loans originated under various other HICA-insured loan programs, including particularly the private loan affinity programs MEDLOANS, LAWLOANS, and MBA LOANS. These three programs accounted for $176 million in private and $422 million in FFELP loans during academic year 1997-98. As of December 31, 1998, the Company owned approximately $1.6 billion of privately insured education loans

    The enhancement of the Company's private credit delivery platform was one of the Company's key initiatives in 1998. SLM Financial, the Company's new wholly owned subsidiary, substantially expanded the Company's private credit product line, focusing on career training, lifelong learning and K-12 education. The Company began offering Education Capital Professional loans directly to borrowers and through partnerships with colleges and universities, technical and trade schools and other adult learning centers. These loans are available to borrowers enrolled in career training courses or a distance learning school; attending a two-year or four-year proprietary school; attending a four-year college less than half-time; or who need a computer loan. The Company also made available its Education Capital K-12 Family Loan to parents and other family members of children attending private K-12 schools, a market management believes to be growing with approximately six million children enrolled in 26,000 schools nationwide. Under this program, families can borrow up to the entire cost of tuition and fees, or as little as $1,000 to finance the purchase of a computer, musical instrument or other, high-cost, education-related items.

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

    Under the Company's Great Rewards-Registered Trademark- Program, certain FFELP borrowers who make their first 48 scheduled monthly payments on time receive a two percentage-point interest rate reduction for the remaining term of the loan. Other programs credit students an amount equal to part of the loan origination fees they pay and modestly reduce interest costs for use of automatic debit accounts. The Company also provides financial aid administrators at colleges and universities with innovative products and services that simplify the lending process, including electronic funds transfer services and loan information and management software that enables college application data to be transferred electronically between program participants.

    The Flex Repay-SM- Account, the Company's newest graduated repayment option, allows students who are having difficulty making repayments to extend loan repayment to make their payments more affordable while minimizing total loan costs in comparison to loan consolidation.

    In the Fourth quarter of 1998, the Company announced Laureate-SM-, a new Internet-based student loan delivery system that the Company expects will be available for the 1999-2000 academic year. This system is designed to provide real-time data linkage among schools, borrowers, lenders and guarantors. With Laureate, a student loan process that previously required multiple sessions over several days is now expected to be completed in one on-line session.

    ORIGINATIONS. In 1998, the Company began to originate a nominal amount of FFELP loans through its wholly owned subsidiary, SLM Education Loan Corp. The Company expects that its origination activity will increase with the introduction of Laureate.

    JOINT VENTURE WITH THE CHASE MANHATTAN BANK. In the fourth quarter of 1998, the Company restructured its joint venture with The Chase Manhattan Bank ("Chase"), which, with an estimated market share of eight percent, is the largest originator of student loans under the FFELP. Under the restructured arrangement, the Company and Chase Education Holdings, Inc., a wholly owned subsidiary of Chase, remain equal owners of Education First Finance LLC and Education First Marketing LLC (collectively, the "Joint Venture"). Education First Marketing LLC remains responsible for marketing education loans to be made by Chase to schools and borrowers. Shortly after such loans are fully disbursed by Chase, the loans are purchased on behalf of Education First Finance LLC by the Chase/Sallie Mae Education Loan Trust (the "Trust"), but then, under the restructured arrangement, are sold to the Company. Under the terms of the restructuring, the Company will now purchase all loans originated by Chase. Previously, the Joint Venture funded the student loans through sales of participations that entitled the Company and Chase to one-half interests in the student loans originated by Chase. As of December 31, 1998, the Trust owned approximately $3.4 billion of federally insured education loans and in the fourth quarter of 1998, the Trust sold $1.7 billion of federally insured education loans to the Company of which one half represents new purchase volume. The Trust is required to sell the balance of its existing portfolio to the Company in the first two quarters of 1999. Substantially all loans owned by the Trust have been serviced on behalf of the Trust by Sallie Mae Servicing Corporation, the Company's wholly owned servicing subsidiary ("SMSC"), on a fee-for-service basis. After the Trust's existing portfolio is sold to the Company, the Trust's fee payments to SMSC will be negligible.

SERVICING

    In 1980, the Company began servicing its own portfolios in order to better control costs and manage risks. In late 1995, in connection with the commencement of its securitization program, the Company transferred its servicing operations to SMSC. Through SMSC, the Company is now the nation's largest FFELP loan servicer, and management believes that the Company is recognized as the premier service quality and technology provider in the student loan industry. The Company believes that its processing capability and service excellence are integral to its school-based growth strategy. As of December 31, 1998, the Company serviced approximately $46.5 billion of loans, including approximately $21.4 billion of loans owned by the GSE and $17.9 billion owned by eleven securitization trusts sponsored by the GSE,

$4.0 billion of loans currently owned by ExportSS-Registered Trademark-customers and $3.2 billion owned by the Chase Joint Venture Trust.

    The Company currently has four loan servicing centers, located in Florida, Kansas, Pennsylvania and Texas. This geographic coverage, together with total systems integration among centers, facilitates operations and customer service.

    The DOE and the various guarantee agencies prescribe rules and regulations that govern the servicing of federally insured student loans. The Company's origination and servicing systems, internal procedures and highly trained staff support compliance with these regulations, and are designed to promote asset integrity and provide superior service to borrowers. The Company uses imaging technology to further increase servicing productivity and capacity.

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

    WAREHOUSING ADVANCES. Warehousing advances are secured loans to financial and educational institutions to fund FFELP and HEAL loans and other forms of education-related credit. As of December 31, 1998, the Company held approximately $1.5 billion of warehouse loans with an average term of four years. These loans remain assets of the GSE, but the GSE can extend new warehousing advances during the Wind-Down Period only pursuant to financing commitments in place as of August 7, 1997. As of December 31, 1998, the GSE had in place approximately $3.1 billion of such commitments. The Company does not expect that its non-GSE affiliates will continue this line of business.

    ACADEMIC FACILITIES FINANCINGS AND STUDENT LOAN REVENUE BONDS. Since 1987, the GSE has provided facilities financing and commitments for future facilities financing to approximately 250 educational institutions. Certain of these financings are secured either by a mortgage on the underlying facility or by other collateral. The GSE also invests in student loan revenue obligations. In late 1995, the GSE established a broker-dealer subsidiary, Education Securities, Inc. ("ESI"), which manages the GSE's municipal bond portfolio and is developing an array of specialized underwriting and financial advisory services for the education sector. The Company anticipates that it will reduce its investment activity in academic facilities and student loan revenue bond products during the Wind-Down Period. As of December 31, 1998, these portfolios totaled $1.2 billion and $123 million, respectively.

    LETTERS OF CREDIT. In the past, the GSE has offered letters of credit to guarantee issues of state and non-profit agency student loan revenue bonds. Currently outstanding letters of credit have original terms of up to 17 years but, in most cases, may be terminated in May 2001. As of December 31, 1998, the GSE had approximately $4.7 billion of such commitments outstanding. During the Wind-Down Period, letter of credit activity by the GSE will be limited to guarantee commitments in place as of August 7, 1997.

    PRIVATE STUDENT LOAN INSURANCE. In 1995, the GSE acquired HICA, a South Dakota stock insurance company engaged exclusively in insuring lenders against credit loss on their education-related, non-federally insured loans to students attending post-secondary educational institutions. Loans owned by the GSE are a significant portion of HICA's insured loan portfolio. See "--Products and Services--Private Credit."

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

    Since late 1995 the Company has further diversified its funding sources, independent of its GSE borrower status, by securitizing a portion of its student loan assets. Securitization is an off-balance sheet funding mechanism that the Company effects through the sale of portfolios of student loans by the GSE to SLM Funding Corporation, a bankruptcy-remote, special-purpose, wholly owned subsidiary of the GSE, which in turn sells the student loans to an independent owner trust that issues securities to fund the purchase of the student loans. The securitization trusts typically issue several classes of debt securities rated at the highest investment grade level. The GSE has not guaranteed such debt securities and has no obligation to ensure their repayment. Because the securities issued by the trusts through securitization are not GSE securities, the Company has been and in the future expects to be able to fund its student loans to term through securitization, even for those assets with final maturities that extend beyond the Wind-Down Period. The DOE has concurred with the Company's position that a 30 basis point per annum offset fee imposed on loans held by the GSE does not apply to securitized loans. The Company anticipates that securitization will remain a primary student loan funding mechanism for the Company when it begins to conduct student loan purchase activity through a non-GSE subsidiary. In addition to the foregoing, the Company obtains funding through a bank line of credit. The Company intends to secure a credit rating for its debt securities within the first six months of 1999. The Company expects that the credit rating on any debt securities of the Company will be lower than that of the GSE's debt securities.

OPERATIONS DURING THE WIND-DOWN PERIOD

    Privatization enables the Company to commence new business activities without regard to restrictions in the GSE's charter. The stock of certain GSE subsidiaries, including SMSC, HICA and ESI, was transferred to the Company. Accordingly, the business activities of these subsidiaries are no longer subject to restrictions contained in the GSE's charter. In addition, the GSE's employees were transferred to Sallie Mae, Inc. (the "Management Company").

    During the Wind-Down Period, the GSE generally is prohibited from conducting new business except in connection with student loan purchases through September 30, 2007 or with other outstanding contractual commitments, and from issuing new debt obligations that mature beyond September 30, 2008. The GSE has transferred personnel and certain assets to the Company or other non-GSE affiliates. Student loans, warehousing advances and other program-related or financial assets (such as portfolio investments, letters of credit, swap agreements and forward purchase commitments) have not been transferred and are generally not expected to be transferred until the Wind-Down Period is close to completion. Neither the Company nor any of its non-GSE affiliates may make secondary market purchases of FFELP loans for so long as the GSE is actively acquiring insured student loans. During the Wind-Down Period, GSE operations will be managed pursuant to arm's-length service agreements between the GSE and one or more of its non-GSE affiliates. The Privatization Act also provides certain restrictions on intercompany relations between the GSE and its affiliates during the Wind-Down Period.

COMPETITION

    The Company is the major financial intermediary for higher education credit, but is subject to competition on a national basis from several large commercial banks and non-profit secondary market agencies and on a state or local basis from smaller banks and state-based secondary markets. In addition, the availability of securitization for student loan assets has created new competitive pressures for traditional secondary market purchasers. Based on the most recent information from the DOE and management estimates, at the end of fiscal year 1997, the GSE's share (in dollars) of outstanding FFELP loans was 35 percent, while banks and other financial institutions held 42 percent and state secondary market participants held 23 percent. Although Congress establishes loan limits and interest rates on student loans, management believes that market share in the FFELP industry is increasingly a function of school and student desire for borrower benefits and superior customer service. FFELP providers have been aggressively competing on the basis of enhanced products and services in recent years.

    Because the GSE historically has been confined by statute to secondary market activity, it has depended mainly on its network of lender partners and its school-based strategy for new loan volume. Because the Company is not subject to the same limitations as the GSE, it intends to heighten its visibility with consumers to position itself favorably for future new product offerings.

    The Company also faces competition for new and existing loan volume from the FDSLP. Based on current DOE projections, the Company estimates that total student loan originations for the academic years 1997-98, 1996-97, 1995-96, and 1994-95 were $29.5 billion, $27.5 billion, $24.7 billion, and $22.2 billion, respectively, of which FDSLP originations represented approximately 33 percent, 32 percent 31 percent and 7 percent, respectively. The DOE projects that FDSLP originations will represent about one third of total student loan originations in the 1998-99 academic year.

    The DOE has also begun to offer FFELP borrowers the opportunity to refinance or consolidate FFELP loans into FDSLP loans if the borrowers also have a FDSLP loan or upon certification that the holder of their FFELP loans does not offer an income-sensitive payment plan acceptable to the borrower. During 1998, approximately $432 million of the GSE's FFELP loans was consolidated into the FDSLP. In early 1995, the Company began offering an income-sensitive payment plan. The FDSLP, however, also provides an income-contingent option not available under the FFELP program that may be more attractive to certain borrowers. Under this repayment option, the government will ultimately forgive student loan debt after 25 years. In addition, the Reauthorization Legislation maintained borrower interest rates for FDSLP consolidation whose applications for such loans were received prior to February 1, 1999 at preferential rates. In the fourth quarter of 1998, the Company announced that it will once again offer student loan borrowers the SMART LOAN-Registered Trademark- consolidation program, which it suspended in the fourth quarter of 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Related Events and Information--Legislative Developments."

REGULATION

    As a government-sponsored enterprise, the GSE is organized under federal law and its operations are restricted by its government charter. Although privatization permits the Company's private activities to expand through non-GSE subsidiaries, the GSE's operations continue to be subject to broad federal regulation during the Wind-Down Period.

THE PRIVATIZATION ACT

    The Privatization Act established the basic framework for the Reorganization and imposes certain restrictions on the operations of the Company and its subsidiaries during the Wind-Down Period. The

Privatization Act amends the GSE's charter to require certain enhanced regulatory oversight of the GSE to ensure its financial safety and soundness. See "--GSE Regulation."

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

    The GSE's debt obligations, including debt obligations that were outstanding at the time of the Reorganization, continue to be outstanding obligations of the GSE and will not be transferred to any other entity (except in connection with the defeasance trust described below). See "--GSE Dissolution After Reorganization." The Privatization Act provides that the Reorganization does not modify the attributes accorded to the debt obligations of the GSE by the GSE's charter. During the Wind-Down Period, the GSE can continue to issue debt in the government agency market to finance student loans and other permissible asset purchases. The maturity date of such issuances, however, may not extend beyond September 30, 2008, the GSE's final dissolution date. This restriction does not apply to debt issued to finance any lender of last resort or secondary market purchase activity requested by the Secretary of Education. The Privatization Act is clear that the Reorganization (and the subsequent transfer of any remaining GSE debt to the defeasance trust described below) will not modify the legal status of any GSE debt obligations, whether such obligations existed at the time of Reorganization or are subsequently issued.

    OVERSIGHT AUTHORITY. During the Wind-Down Period, the Secretary of the Treasury has extended oversight authority to monitor the activities of the GSE and, in certain cases, the Company and its non-GSE subsidiaries to the extent that the activities of such entities are reasonably likely to have a material impact on the financial condition of the GSE. The U.S. Department of the Treasury has established the Office of Sallie Mae Oversight to perform these functions. During this period, the Secretary of the Treasury may require that the GSE submit periodic reports regarding any potentially material financial risk of its associated persons and its procedures for monitoring and controlling such risk. The Company is expressly prohibited from transferring ownership of the GSE or causing the GSE to file bankruptcy without the approval of the Secretary of the Treasury and the Secretary of Education. The Secretary of Education and the Secretary of the Treasury have express authority to request that the Attorney General bring an action, or may bring an action under the direction and control of the Attorney General, in the United States District Court for the District of Columbia, for the enforcement of any provision of the GSE's safety and soundness requirements or the requirements of the Privatization Act in general.

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

    The Company and its non-GSE subsidiaries generally may not begin to make secondary market purchases of FFELP student loans for so long as the GSE is actively acquiring insured student loans. Subject to the foregoing, the Company may elect, at any time, to transfer new student loan purchase activity from the GSE to one of its non-GSE subsidiaries. In addition, the Company is permitted to and, in the third quarter of 1998, began to originate FFELP loans. See "Business--Products and Services-- Originations." Under the Higher Education Act, loans acquired after August 10, 1993 and held by the GSE are subject to a 30 basis point per annum "offset fee." The offset fee does not apply to securitized loans or to loans held or securitized by the Company or its non-GSE subsidiaries.

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

    GSE DISSOLUTION AFTER REORGANIZATION. The Privatization Act provides that the GSE will liquidate and dissolve on September 30, 2008, unless an earlier dissolution is requested by the GSE and the Secretary of Education makes no finding that the GSE continues to be needed as a lender of last resort under the GSE charter or to purchase loans under certain agreements with the Secretary of Education. In connection with such dissolution, the GSE must transfer any remaining GSE obligations into a defeasance trust for the benefit of the holders of such obligations, along with cash or full faith and credit obligations of the United States, or an agency thereof, in amounts sufficient, as determined by the Secretary of the Treasury, to pay the principal and interest on the deposited obligations. As of December 31, 1998, the GSE had $367 million in current carrying value of debt obligations outstanding with maturities after September 30, 2008. If the GSE has insufficient assets to fund fully such GSE debt obligations outstanding at the time of dissolution, the Company must transfer sufficient assets to the trust to account for this shortfall. The Privatization Act also requires that on the dissolution date, the GSE shall repurchase or redeem, or make proper provisions for the repurchase or redemption of, any outstanding shares of preferred stock, of which the GSE has issued Series A and B Adjustable Rate Cumulative Preferred Stock. The Series A Preferred Stock is carried at its liquidation value of $50.00 per share for a total of $214 million and pays a variable dividend that has been at its minimum rate of 5 percent per annum for the last several years. The Series B Preferred Stock is carried at its liquidation value of $500,000 per share for a total of $100 million and pays a variable dividend that is equal to three-month London Interbank Offered Rate ("LIBOR") plus one percent per annum divided by 1.377. Upon dissolution, the GSE charter will terminate, and any assets that the GSE continues to hold after establishment of the trust or that remain in the trust after full payment of the remaining obligations of the GSE assumed by the trust will be transferred to the Company or its affiliates, as determined by the Company's Board of Directors.

GSE REGULATION

    The GSE's structure and the scope of its business activities are set forth in its charter. The charter, which is subject to review and change by Congress, sets forth certain restrictions on the GSE's business and financing activities and charges the federal government with certain oversight responsibilities with respect to these activities. The GSE's charter grants the GSE certain exemptions from federal and state laws. The GSE's charter's primary regulatory restrictions and exemptions, including certain provisions added by the Privatization Act, are summarized as follows:

       1.  Seven members of the GSE's 21-member Board of Directors are appointed by the
           President of the United States. The other 14 members are elected by the Company as the holder of the GSE's Common Stock. The Chairman of the Board is designated by the President of the United States from among the Board's 21 members.
       2.  Debt obligations issued by the GSE are exempt from state taxation to the same extent as U.S. government obligations. The GSE is exempt from all taxation by any state or by any county, municipality or local taxing authority except with respect to real property taxes. The GSE is not exempt from federal corporate income taxes.
       3.  All stock and other securities of the GSE are deemed to be exempt securities under the laws administered by the SEC to the same extent as obligations of the United
           States.

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

    The Omnibus Appropriations Act of 1998, signed into law by the President on October 21, 1998, contains several provisions that amend the Federal Deposit Insurance Act. These provisions provide an exception to the current prohibition on affiliations between government-sponsored entities and depository institutions contained in the Federal Deposit Insurance Act. This exception allows SLM Holding Corporation to become affiliated with a depository institution upon certain conditions and with the approval of the Secretary of the Treasury. Among the conditions are: the dissolution of the GSE cannot be adversely affected by the affiliation; the dissolution of the GSE must occur within two years after the affiliation is consummated subject to the ability of the Secretary to extend such deadline for up to two one-year periods; and the GSE must be separate and distinct from the affiliated depository institution and cannot extend credit, provide credit enhancement or purchase any obligation of the depository institution.

    As of December 31, 1998, the Company employed 3,966 employees nationwide.

ITEM 2. PROPERTIES

    The following table lists the principal facilities owned by the Company:

                                                              APPROXIMATE
LOCATION                                  FUNCTION            SQUARE FEET
------------------------------  ----------------------------  ------------
Reston, VA                      Operations/Headquarters           395,000
Wilkes Barre, PA                Loan Servicing Center             135,000
Killeen, TX                     Loan Servicing Center             133,000
Lynn Haven, FL                  Loan Servicing Center             133,000
Lawrence, KS                    Loan Servicing Center              52,000

    The Company leases approximately 7,000 square feet of office space in Washington, D.C. for its government relations group and 47,000 square feet of additional space for its loan servicing center in Lawrence, Kansas. The GSE leases approximately 115,600 square feet of office space in Washington, D.C. for its former headquarters. The Company has entered into subleases through the term of these leases, which expire in 2001, and other arrangements to terminate the GSE's obligations under these leases. With the exception of the Pennsylvania loan servicing center, none of the Company's facilities is encumbered by a mortgage. The Company believes that its headquarters and loan servicing centers are generally adequate to meet its long-term student loan and new business goals. In the third quarter of 1998 the Company closed its satellite loan servicing centers in Waltham, Massachusetts and Spokane, Washington.

    The Company's principal office is located in owned space at 11600 Sallie Mae Drive, Reston, Virginia, 20193.

ITEM 3. LEGAL PROCEEDINGS.

    ORANGE COUNTY LITIGATION. On December 19, 1996, Orange County, California filed an amended complaint against the Company in the U.S. Bankruptcy Court for the Central District of California. The case is currently pending in the U.S. District Court for the Central District of California. The complaint alleges that the Company made fraudulent representations and omitted material facts in offering circulars on various bond offerings purchased by Orange County, which contributed to Orange County's market losses and subsequent bankruptcy. The complaint seeks to hold the GSE liable for losses resulting from Orange County's bankruptcy, but does not specify the amount of damages claimed. The complaint against the Company is one of numerous cases filed by Orange County that have been coordinated for discovery purposes. Other defendants include Merrill Lynch, Morgan Stanley, KPMG Peat Marwick, Standard & Poor's and Fannie Mae. The complaint includes a claim of fraud under Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. The complaint also includes counts under the California Corporations Code and a count of common law fraud.

    After extended discovery, Merrill Lynch signed a memorandum of settlement terms that calls for Orange County to dismiss all claims against the Company with prejudice and without any payment by the Company to Orange County. Final papers have been signed between Orange County and Merrill Lynch and Orange County has signed a release of claims against Sallie Mae. The settlement agreement, however, must be approved by the court as having been made in "good faith" for purposes of Section 877 of the

California Code of Civil Procedure. A number of the non-settling defendants, including a law firm and various broker-dealers, have objected to the good faith settlement motion. A hearing on the motion for good faith settlement was held on November 23, 1998. On that date, the court issued a preliminary order approving the settlement agreement and, on March 1, 1999, the court entered a final judgment confirming that order.

    CLAIM AGAINST THE SECRETARY OF EDUCATION. By letter dated July 14, 1995, the Office of Student Financial Assistance ("SFAP") of the Department of Education notified Sallie Mae that it proposed to limit Sallie Mae's eligible lender status by prohibiting Sallie Mae from continuing to implement the servicing, purchase and financing agreements that are in place with Dr. Scholl's School of Podiatry ("Scholl College"), and from supporting other similar school lender programs. SFAP claimed these arrangements violate a statutory ban on prohibited inducements contained in Section 435(d)(5)(A) of the Higher Education Act.

    After a full evidentiary hearing, an administrative law judge employed by the Secretary of Education ruled in favor of Sallie Mae on all disputed issues. SFAP then appealed the administrative law judge's decision to the Secretary of Education.

    On February 4, 1997, Secretary Riley issued a one-page order remanding the case to the administrative law judge to determine (1) whether the Department has authority under the Higher Education Act to recharacterize a party as a lender under the FFELP based on the substance of the transactions involved and in spite of their form; and (2) if the Department has the authority to recharacterize, is it appropriate to do so based on the facts of this case.

    On July 18, 1997, the administrative law judge again issued a decision in Sallie Mae's favor on all issues. The administrative law judge found that "Sallie Mae's arrangement with Scholl College is typical of the traditional loan servicing, forward financing, and loan sale contracts used in the industry." He further stated that "Sallie Mae should not and cannot be characterized as the originating lender of loans to students enrolled at Scholl College." On August 8, 1997, SFAP once again appealed the administrative judge's decision.

    On October 13, 1998, Secretary Riley reversed the administrative law judge's decision and issued an order that Sallie Mae be limited from participating as a lender in the Scholl College FFEL program. Without any analysis, Secretary Riley concluded that Sallie Mae "performs all the functions of a lender in relation to the loans formally made by Scholl College", and that consequently the classification as a lender may not stand.

    On December 14, 1998 the Company filed a lawsuit against the Secretary in the United States District Court for the District of Columbia seeking to overturn the Secretary's order. In its complaint, the Company states that the Secretary's order is arbitrary, capricious and otherwise contrary to law under the Administrative Procedure Act. The Secretary's answer to the complaint is due on March 15, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    Nothing to report.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed and traded on the New York Stock Exchange under the symbol SLM. The number of holders of record of the Company's Common Stock as of March 22, 1999 was approximately 680. The following table sets forth the high and low sales prices for the Company's Common Stock for each full quarterly period within the two most recent fiscal years. The prices in this table are adjusted to reflect a 7-for-2 stock split, which was effected on January 2, 1998 as a stock dividend of five shares for every two shares outstanding.

                              COMMON STOCK PRICES

                              1ST        2ND        3RD        4TH
                            QUARTER    QUARTER    QUARTER    QUARTER
                            -------    -------    -------    -------
1997............  High       32 41/64   39 23/64   45 55/64   47 11/64
                  Low        25 27/64   27 1/32    36 9/32    35 9/32
1998............  High       46 3/4     49         51         48
                  Low        37 15/16   37 1/8     28         30 3/8

    The Company paid regular quarterly dividends of $.1257 per share on the Common Stock for the first three quarters of 1997, $.14 for the fourth quarter of 1997 and the first three quarters of 1998 and $.15 for the fourth quarter of 1998 and the first quarter of 1999.

ITEM 6. SELECTED FINANCIAL DATA

                       SELECTED FINANCIAL DATA 1994-1998
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The following table sets forth selected financial and other operating information of the Company. The selected financial data in the table is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Form 10-K to the Securities and Exchange Commission.

                                                               1998       1997       1996       1995       1994
                                                             ---------  ---------  ---------  ---------  ---------
OPERATING DATA:
Net interest income........................................  $     663  $     781  $     894  $     908  $     982
Net income.................................................        501        508        409        356        410
Basic earnings per share...................................       2.99       2.80       2.10       1.51       1.47
Diluted earnings per share.................................       2.95       2.78       2.09       1.51       1.47
Dividends per share........................................        .57        .52        .47        .43        .41
Return on stockholders' equity.............................         81%        65%        50%        29%        28%
Net interest margin........................................       1.97       1.80       1.96       1.85       2.14
Return on assets...........................................       1.41       1.12        .86        .69        .85
Dividend payout ratio......................................         19         19         22         29         28
Average equity/average assets..............................       1.65       1.64       1.66       2.28       2.96

BALANCE SHEET DATA:
Student loans..............................................  $  28,283  $  29,443  $  33,696  $  34,285  $  30,571
Total assets...............................................     37,210     39,832     47,572     49,951     53,161
Total borrowings...........................................     35,399     37,717     45,124     47,530     50,335
Stockholders' equity.......................................        654        675        834        867      1,388
Book value per share.......................................       3.98       3.89       4.44       4.29       5.39

OTHER DATA:
Securitized student loans outstanding......................  $  17,909  $  14,104  $   6,263  $     954  $      --
Pro-forma results (1):
  "Cash basis" net interest income.........................  $     997  $     969  $     982  $     908  $     982
  "Cash basis" net income..................................        449        345        395        356        410
  "Cash basis" diluted earnings per share..................       2.64       1.89       2.02       1.51       1.47
  "Cash basis" net interest margin.........................       1.96%      1.81%      1.98%      1.85%      2.14%
  "Cash basis" return on assets............................        .85        .62        .77        .69        .85

------------------------

(1) The pro-forma results present the Company's results of operations under the assumption that the securitization transactions are financings and that the securitized student loans were not sold. As such, no gain on sale or subsequent servicing and securitization revenue is recognized. Instead, the earnings of the student loans in the trusts and related financing costs are reflected over the life of the underlying pool of loans. Management refers to these pro-forma results as "cash basis" results. Management monitors the periodic "cash basis" results of the Company's managed student loan portfolio and believes that they assist in a better understanding of the Company's student loan business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       YEARS ENDED DECEMBER 31, 1996-1998
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

OVERVIEW

    SLM HOLDING CORPORATION ("SLM HOLDING") WAS FORMED ON FEBRUARY 3, 1997, AS A WHOLLY OWNED SUBSIDIARY OF THE STUDENT LOAN MARKETING ASSOCIATION (THE "GSE"). ON AUGUST 7, 1997, PURSUANT TO THE STUDENT LOAN MARKETING ASSOCIATION REORGANIZATION ACT OF 1996 (THE "PRIVATIZATION ACT") AND APPROVAL BY SHAREHOLDERS OF AN AGREEMENT AND PLAN OF REORGANIZATION, THE GSE WAS REORGANIZED INTO A SUBSIDIARY OF SLM HOLDING (THE "REORGANIZATION"). SLM HOLDING IS A HOLDING COMPANY THAT OPERATES THROUGH A NUMBER OF SUBSIDIARIES INCLUDING THE GSE. REFERENCES HEREIN TO THE "COMPANY" REFER TO THE GSE AND ITS SUBSIDIARIES FOR PERIODS PRIOR TO THE REORGANIZATION AND TO SLM HOLDING AND ITS SUBSIDIARIES FOR PERIODS AFTER THE REORGANIZATION.

    The Company is the largest source of financing and servicing for education loans in the United States primarily through its participation in the Federal Family Education Loan Program ("FFELP"), formerly the Guaranteed Student Loan Program. The Company's products and services include student loan purchases and commitments to purchase student loans, as well as operational support to originators of student loans and to post-secondary education institutions and other education-related financial services. The Company also originates and holds unguaranteed private loans.

    The following Management's Discussion and Analysis contains forward-looking statements and information that are based on management's current expectations as of the date of this document. Discussions that utilize the words "intends," "anticipate," "believe," "estimate," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Such factors include, among others, changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in such laws and regulations, which may reduce the volume, average term and costs of yields on student loans under the FFELP or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; and changes in the general interest rate environment and in the securitization markets for student loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry student loans; and interruptions in the Company's or others' operations resulting from the inability of computer or other systems to process Year 2000-related information, which may impact the Company's liquidity and its ability to obtain, generate or process documents or payments received from or due to others.

SELECTED FINANCIAL DATA

CONDENSED STATEMENTS OF INCOME

                                                                                               INCREASE (DECREASE)
                                                                                    ------------------------------------------
                                                      YEARS ENDED DECEMBER 31,         1998 VS. 1997         1997 VS. 1996
                                                   -------------------------------  --------------------  --------------------
                                                     1998       1997       1996         $          %          $          %
                                                   ---------  ---------  ---------  ---------     ---     ---------     ---
Net interest income..............................  $     663  $     781  $     894  $    (118)       (15)% $    (113)       (13)%
Less: provision for losses.......................         29         23         28          6         22         (5)       (16)
                                                   ---------  ---------  ---------  ---------         --  ---------        ---
Net interest income after provision for losses...        634        758        866       (124)       (16)      (108)       (13)
Gains on sales of student loans..................        117        280         49       (163)       (58)       231        472
Servicing and securitization revenue.............        281        151         58        130         86         93        162
Other income.....................................         79         65         33         14         23         32         96
Operating expenses...............................        361        494        405       (133)       (27)        89         22
Income taxes.....................................        238        241        181         (3)        (1)        60         33
Minority interest in net earnings of                      11         11         11         --         --         --         --
  subsidiary.....................................
                                                   ---------  ---------  ---------  ---------         --  ---------        ---
Net income.......................................  $     501  $     508  $     409  $      (7)        (1)% $      99        24%
                                                   ---------  ---------  ---------  ---------         --  ---------        ---
                                                   ---------  ---------  ---------  ---------         --  ---------        ---
Basic earnings per share.........................  $    2.99  $    2.80  $    2.10  $     .19          7% $     .70         33%
                                                   ---------  ---------  ---------  ---------         --  ---------        ---
                                                   ---------  ---------  ---------  ---------         --  ---------        ---
Diluted earnings per share.......................  $    2.95  $    2.78  $    2.09  $     .17          6% $     .69         33%
                                                   ---------  ---------  ---------  ---------         --  ---------        ---
                                                   ---------  ---------  ---------  ---------         --  ---------        ---
Dividends per share..............................  $     .57  $     .52  $     .47  $     .05         10% $     .05         11%
                                                   ---------  ---------  ---------  ---------         --  ---------        ---
                                                   ---------  ---------  ---------  ---------         --  ---------        ---

CONDENSED BALANCE SHEETS

                                                                                     INCREASE (DECREASE)
                                                                          ------------------------------------------
                                                        DECEMBER 31,         1998 VS. 1997         1997 VS. 1996
                                                    --------------------  --------------------  --------------------
                                                      1998       1997         $          %          $          %
                                                    ---------  ---------  ---------     ---     ---------     ---
ASSETS
Student loans.....................................  $  28,283  $  29,444  $  (1,161)        (4)% $  (4,252)       (13)%
Warehousing advances..............................      1,543      1,869       (326)       (17)      (921)       (33)
Academic facilities financings....................      1,180      1,375       (195)       (14)       (98)        (7)
Cash and investments..............................      4,106      5,130     (1,024)       (20)    (2,576)       (33)
Other assets......................................      2,098      2,014         84          4        107          6
                                                    ---------  ---------  ---------         --  ---------         --
Total assets......................................  $  37,210  $  39,832  $  (2,622)        (7)% $  (7,740)       (16)%
                                                    ---------  ---------  ---------         --  ---------         --
                                                    ---------  ---------  ---------         --  ---------         --

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings.............................  $  26,589  $  23,176  $   3,413         15% $     658          3%
Long-term notes...................................      8,810     14,541     (5,731)       (39)    (8,065)       (36)
Other liabilities.................................        943      1,226       (283)       (23)      (174)       (12)
                                                    ---------  ---------  ---------         --  ---------         --
Total liabilities.................................     36,342     38,943     (2,601)        (7)    (7,581)       (16)
                                                    ---------  ---------  ---------         --  ---------         --
Minority interest in subsidiary...................        214        214         --         --         --         --
Stockholders' equity before treasury stock........      1,496      1,099        397         36       (272)       (20)
Common stock held in treasury at cost.............        842        424        418         99       (113)       (21)
                                                    ---------  ---------  ---------         --  ---------         --
Total stockholders' equity........................        654        675        (21)        (3)      (159)       (19)
                                                    ---------  ---------  ---------         --  ---------         --
Total liabilities and stockholders' equity........  $  37,210  $  39,832  $  (2,622)        (7)% $  (7,740)       (16)%
                                                    ---------  ---------  ---------         --  ---------         --
                                                    ---------  ---------  ---------         --  ---------         --

RESULTS OF OPERATIONS

EARNINGS SUMMARY

    In 1998 the Company reported net income of $501 million ($2.95 diluted earnings per share), compared to $508 million ($2.78 diluted earnings per share) for 1997. While reported net income changed very little there were several significant factors impacting 1998 that are discussed below. First, the turbulence in the global financial markets following the Russian bond default in August caused financing spreads, relative to Treasury bill rates, to widen to levels where term financing in the securitization market did not make economic sense to management. As a result, the Company did not enter into securitization transactions during the second half of 1998 and only securitized $6 billion of student loans in 1998, which was $3 billion less than in 1997. In 1998, the Company recorded after-tax securitization gains of $76 million, which were $45 million less than the after-tax securitization gains of $121 million in 1997 (exclusive of the $61 million one-time gain associated with the successful outcome of the offset fee litigation discussed below). Another factor in 1998 directly related to the financial market turmoil was declining Treasury bill rates which had the effect of increasing the spread earned on a significant portion of the Company's portfolio of managed student loans, particularly in the second half of the year. As Treasury bill rates declined, the cost of funds on the Company's floating rate liabilities declined while an increasing percentage of student loans began to earn at the minimum borrower rate and, as a result, the rate earned on the portfolio of student loans did not decline as much as the rate on the Company's floating rate liabilities. After-tax operating expenses of $235 million in 1998 declined by $91 million from 1997, which included $60 million of after-tax restructuring charges.

    During 1998, the Company spent $418 million to repurchase 10.1 million common shares (or 6 percent of its outstanding shares), which enhanced earnings-per-share growth.

    In addition to reporting results of operations in accordance with generally accepted accounting principles, the Company also presents pro-forma results of operations, which treat securitization transactions as financings and the securitized student loans as not sold. Management refers to these pro-forma results as "cash basis" earnings and believes that they assist in better understanding the Company's results of operations. The Company's "cash basis" net income was $449 million in 1998 ($2.64 diluted earnings per share) versus $345 million ($1.89 diluted earnings per share) in 1997. See "Pro-Forma Statements of Income."

NET INTEREST INCOME

    Net interest income is derived largely from the Company's portfolio of student loans that remain on-balance sheet. A detailed discussion of the factors influencing returns on student loans can be found in a later section titled "Student Loans."

    Taxable equivalent net interest income of $697 million in 1998 decreased by $119 million from 1997. In large part the decline resulted from the $10 billion reduction in the average balance of interest earning assets due to the securitization of student loans and the significant downsizing of other earning assets that occurred in the latter half of 1997. In 1998, the average balance of student loans on-balance sheet declined by $4.4 billion while the average balance of the portfolio of securitized student loans increased by $7.5 billion. As the Company moves student loans off-balance sheet via its securitization activities, the earnings from those loans are, in effect, removed from net interest income and become elements of other income, specifically, gain on sale of student loans and servicing and securitization revenue. The average balance of the Company's investment portfolio and warehousing advances combined declined by $5.5 billion in 1998 as management reduced these lower yielding assets to better utilize capital. In total, these reductions in earning assets reduced taxable equivalent net interest income by $150 million. The effect of the reduction in interest earning assets was partially offset by an increase of .17 percent in the net interest margin from 1997 to 1998, which increased taxable equivalent net interest income by $31 million in 1998 over 1997. This margin increase was due in large part to the increased percentage of student loans remaining on-balance sheet relative to other earning assets (78 percent in 1998 vs. 70 percent in 1997) as well as the increase in student loan spread of .04 percent which is discussed more fully under "Student Loans---Student Loan Spread Analysis."

    Taxable equivalent net interest income and net interest margin for the year ended December 31, 1997, decreased by $114 million and .16 percent from 1996, respectively. The $85 million decrease in taxable equivalent net interest income attributable to the change in rates in 1997 versus 1996 was principally due to the decrease in the student loan spread discussed below under "Student Loans--Student Loan Spread Analysis." Other factors contributing to the decrease were the write-off of $13 million of deferred hedge losses in the third quarter of 1997 and a decrease of $12 million due to rising Treasury bill rates, which had the effect of lowering the spread earned on a significant portion of student loans as financing costs increased while the student loans were earning at the minimum borrower rate. These decreases were partially offset by an increase in income of $12 million from the amortization of upfront payments received from floor revenue contracts and higher interest spreads on investments. The $29 million decrease in taxable equivalent net interest income attributable to the change in volume was due mainly to the decrease in the average balance of student loans on-balance sheet as a result of securitizations.

TAXABLE EQUIVALENT NET INTEREST INCOME

    The Taxable Equivalent Net Interest Income analysis set forth below is designed to facilitate a comparison of nontaxable asset yields to taxable yields on a similar basis. The amounts in this table and the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

                                                                                           INCREASE (DECREASE)
                                                                                ------------------------------------------
                                                  YEARS ENDED DECEMBER 31,         1998 VS. 1997         1997 VS. 1996
                                               -------------------------------  --------------------  --------------------
                                                 1998       1997       1996         $          %          $          %
                                               ---------  ---------  ---------  ---------     ---     ---------     ---
Interest income
  Student loans..............................  $   2,106  $   2,485  $   2,635  $    (379)       (15)% $    (150)        (6)%
  Warehousing advances.......................        102        151        194        (49)       (33)       (43)       (22)
  Academic facilities financings.............         85         98        100        (13)       (13)        (2)        (2)
  Investments................................        295        573        548       (278)       (49)        25          4
  Taxable equivalent adjustment..............         34         35         36         (1)        (3)        (1)        (1)
                                               ---------  ---------  ---------  ---------         --  ---------         --
Total taxable equivalent interest income.....      2,622      3,342      3,513       (720)       (22)      (171)        (5)
Interest expense.............................      1,925      2,526      2,583       (601)       (24)       (57)        (2)
                                               ---------  ---------  ---------  ---------         --  ---------         --
Taxable equivalent net interest income.......  $     697  $     816  $     930  $    (119)       (15)% $    (114)       (12)%
                                               ---------  ---------  ---------  ---------         --  ---------         --
                                               ---------  ---------  ---------  ---------         --  ---------         --

AVERAGE BALANCE SHEETS

    The following table reflects the rates earned on earning assets and paid on liabilities for the years ended December 31, 1998, 1997 and 1996.

                                                                            YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------
                                                                1998                  1997                  1996
                                                        --------------------  --------------------  --------------------
                                                         BALANCE     RATE      BALANCE     RATE      BALANCE     RATE
                                                        ---------  ---------  ---------  ---------  ---------  ---------
AVERAGE ASSETS
  Student loans.......................................  $  27,589       7.63% $  31,949       7.78% $  33,273       7.92%
  Warehousing advances................................      1,718       5.93      2,518       6.00      3,206       6.04
  Academic facilities financings......................      1,318       8.15      1,436       8.57      1,500       8.43
  Investments.........................................      4,843       6.34      9,592       6.08      9,444       5.91
                                                        ---------        ---  ---------        ---  ---------        ---
Total interest earning assets.........................     35,468       7.39%    45,495       7.35%    47,423       7.41%
                                                                         ---                   ---                   ---
                                                                         ---                   ---                   ---
Non-interest earning assets...........................      2,012                 1,916                 1,804
                                                        ---------             ---------             ---------
Total assets..........................................  $  37,480             $  47,411             $  49,227
                                                        ---------             ---------             ---------
                                                        ---------             ---------             ---------
Average Liabilities and Stockholders' Equity
  Six month floating rate notes.......................  $   2,898       5.40% $   2,908       5.48% $   2,485       5.42%
  Other short-term borrowings.........................     21,384       5.34     23,640       5.51     18,493       5.43
  Long-term notes.....................................     11,194       5.60     18,677       5.70     26,024       5.55
                                                        ---------        ---  ---------        ---  ---------        ---
Total interest bearing liabilities....................     35,476       5.43%    45,225       5.59%    47,002       5.50%
                                                                         ---                   ---                   ---
                                                                         ---                   ---                   ---
Non-interest bearing liabilities......................      1,385                 1,406                 1,410
Stockholders' equity..................................        619                   780                   815
                                                        ---------             ---------             ---------
Total liabilities and stockholders' equity............  $  37,480             $  47,411             $  49,227
                                                        ---------             ---------             ---------
                                                        ---------             ---------             ---------
Net interest margin...................................                  1.97%                 1.80%                 1.96%
                                                                         ---                   ---                   ---
                                                                         ---                   ---                   ---

RATE/VOLUME ANALYSIS

    The Rate/Volume Analysis below shows the relative contribution of changes in interest rates and asset volumes.

                                                                                                           INCREASE
                                                                                                          (DECREASE)
                                                                                                         ATTRIBUTABLE
                                                                                         TAXABLE         TO CHANGE IN
                                                                                       EQUIVALENT   ----------------------
                                                                                       (DECREASE)     RATE       VOLUME
                                                                                       -----------  ---------  -----------
1998 VS. 1997
Taxable equivalent interest income...................................................   $    (720)  $     (30)  $    (690)
Interest expense.....................................................................        (601)        (61)       (540)
                                                                                            -----         ---       -----
Taxable equivalent net interest income...............................................   $    (119)  $      31   $    (150)
                                                                                            -----         ---       -----
                                                                                            -----         ---       -----
1997 VS. 1996
Taxable equivalent interest income...................................................   $    (171)  $     (30)  $    (141)
Interest expense.....................................................................         (57)         55        (112)
                                                                                            -----         ---       -----
Taxable equivalent net interest income...............................................   $    (114)  $     (85)  $     (29)
                                                                                            -----         ---       -----
                                                                                            -----         ---       -----

STUDENT LOANS

STUDENT LOAN SPREAD ANALYSIS

    The following table analyzes the reported earnings from student loans both on-balance sheet and those off-balance sheet in securitization trusts. The line captioned "Adjusted Student Loan Yields" reflects contractual student-loan yields adjusted for the amortization of premiums paid to purchase loan portfolios and the estimated costs of borrower benefits as required by GAAP. For student loans off-balance sheet, the Company will continue to earn servicing-fee revenues over the life of the securitized student loan portfolios. The off-balance sheet information presented in "Securitization Program--Servicing and Securitization Revenue" analyzes the on-going servicing revenue and residual interest earned on the securitized portfolios of student loans. For an analysis of the Company's student loan spread for the entire portfolio of managed student loans on a similar basis to the on-balance sheet analysis see "Cash Basis" student loan spread.

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                -------------------------------
                                                                                  1998       1997       1996
                                                                                ---------  ---------  ---------
ON-BALANCE SHEET
Adjusted student loan yields..................................................       7.97%      8.10%      8.16%
Consolidation loan rebate fees................................................       (.23)      (.20)      (.12)
Offset fees...................................................................       (.11)      (.12)      (.12)
                                                                                ---------  ---------  ---------
Student loan income...........................................................       7.63       7.78       7.92
Cost of funds.................................................................      (5.34)     (5.53)     (5.49)
                                                                                ---------  ---------  ---------
Student loan spread...........................................................       2.29%      2.25%      2.43%
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
OFF-BALANCE SHEET
Servicing and securitization revenue..........................................       1.65%      1.58%      1.43%
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
Average Balances (in millions of dollars)
Student loans.................................................................  $  27,589  $  31,949  $  33,273
Securitized loans.............................................................     17,006      9,542      4,020
                                                                                ---------  ---------  ---------
Managed student loans.........................................................  $  44,595  $  41,491  $  37,293
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------

    The Company's portfolio of student loans originated under the FFELP has a variety of unique interest rate characteristics. The Company earns interest at the greater of the borrower's rate or a floating rate determined by reference to the average of the weekly auctions of 91-day Treasury bills by the government, plus a fixed spread which is dependent upon when the loan was originated. If the floating rate exceeds the borrower rate, the Department of Education subsidizes the rate paid by the borrower and makes a Special Allowance Payment ("SAP") directly to the Company. If the floating rate is less than the rate the borrower is obligated to pay, the Company simply earns interest at the borrower rate. In all cases, the rate a borrower is obligated to pay sets a minimum rate for determining the yield that the Company earns on the loan. Borrowers interest rates are either fixed to term or are reset annually on July 1 of each year depending on when the loan was originated.

    The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, either directly or through the use of derivative financial instruments, to mimic the interest rate characteristics of the student loans. Such borrowings, however, do not have minimum rates. As a result, in periods of declining interest rates, the portfolio of managed student loans may be earning at the minimum borrower rate while the cost of the Company's floating rate liabilities will generally decline along with Treasury bill rates. For loans where the borrower's interest rate is reset annually, a low interest rate environment will only enhance student loan spreads if Treasury bill rates fall after the loans reset and then only through the next annual reset of the borrowers interest rates, which occurs on July 1 of each year. For loans where the borrower's interest rate is fixed to term, declining interest rates may benefit the spread earned on student loans for extended periods of time. Assuming the decline in interest rates on the Company's floating rate debt exactly matched the decline in Treasury bill rates, then the effect of lower Treasury bill rates in 1998 increased the Company's on-balance sheet student loan spread by $63 million, net of payments under Floor Interest Contracts (discussed below), of which $40 million was attributable to student loans with minimum borrower rates fixed to term and $23 million was attributable to student loans with minimum borrower rates adjusting annually. In 1998, funding spreads widened by .06 percent which offset the effect of the declining Treasury bill rates on the student loan spread by approximately $17 million.

    The following table analyzes the ability of the FFELP student loans in the Company's managed student loan portfolio to earn at the minimum borrower interest rate at December 31, 1998 and 1997, based on the last Treasury Bill auction of the year (4.64 percent in 1998 and 5.43 percent in 1997).

                                                              DECEMBER 31, 1998                    DECEMBER 31, 1997
                                                     -----------------------------------  -----------------------------------
                                                                   ANNUALLY                             ANNUALLY
                                                        FIXED        RESET                   FIXED        RESET
                                                      BORROWER     BORROWER                BORROWER     BORROWER
                                                        RATE         RATE        TOTAL       RATE         RATE        TOTAL
                                                     -----------  -----------  ---------  -----------  -----------  ---------
Student loans eligible to earn at the minimum         $    12.4    $    25.1   $    37.5   $    14.2    $    20.5   $    34.7
  borrower rate....................................
Less notional amount of floor interest contracts...        (5.0)       (14.7)      (19.7)       (7.1)       (10.6)      (17.7)
                                                          -----   -----------  ---------       -----   -----------  ---------
Net student loans eligible to earn at the minimum     $     7.4    $    10.4   $    17.8   $     7.1    $     9.9   $    17.0
  borrower rate....................................
                                                          -----   -----------  ---------       -----   -----------  ---------
                                                          -----   -----------  ---------       -----   -----------  ---------
Net student loans earning at the minimum borrower     $     6.7    $    10.3   $    17.0   $     4.7    $      --   $     4.7
  rate.............................................
                                                          -----   -----------  ---------       -----   -----------  ---------
                                                          -----   -----------  ---------       -----   -----------  ---------

    The .04 percent increase in the student loan spread from 1997 to 1998 was mainly due to the lower Treasury bill rates in 1998 discussed above offset by the higher funding spreads on the Company's debt and higher consolidation loan rebate fees. The 1998 increase in the earnings from servicing and securitization revenue is also due to the lower Treasury bill rates.

    The decrease in the student loan spread in 1997 versus 1996 was due to the 1997 increase in Treasury bill rates, which reduced the spread earned on student loans as financing costs increased while a significant portion of the Company's student loan portfolio continued to earn at the minimum borrower rate. Also, the combined impact of consolidation loan rebate fees and offset fees reduced the 1997 student loan spread by .08 percent in 1997 versus 1996. Other factors reducing student loan spread were the relative increase in participations in student loans owned by the Joint Venture with the Chase Manhattan Bank ("the Joint Venture"), which contractually yield a lower rate than the underlying student loans and lower student loan yields in the form of reduced SAP rates, partially offset by increased revenues from the amortization of upfront payments received from student loan Floor Interest Contracts.

STUDENT LOAN FLOOR INTEREST CONTRACTS

    Periodically the Company and third parties have entered into contracts to monetize the value of the minimum borrower interest rate feature of its portfolio of FFELP student loans. These contracts are referred to as "Floor Interest Contracts" under which the Company receives an upfront payment and agrees to pay the difference between the minimum borrower interest rate less the applicable SAP rate ("the strike rate") and the average of the 91-day Treasury bill rates over the period of the contract. If the strike rate is less than the average of the Treasury Bill rates, then no payment is required. These upfront payments are being amortized over the average life of the contracts. Floor Interest Contracts sold on loans where the borrower rate is reset annually have historically been sold through the next reset date, a period of one year or less, while Floor Interest Contracts sold on loans where the borrower rate is fixed to term have been sold for multi-year periods. The $5.0 billion of outstanding fixed borrower rate Floor Interest Contracts at December 31, 1998 have expiration dates through the year 2003, while the $14.7 billion of annually reset borrower rate contracts expires on June 30, 1999.

    For the years ended December 31, 1998, 1997 and 1996, the amortization of the upfront payments received from the sale of Floor Interest Contracts with annually reset borrower rates was $24 million, $7 million and $1 million, respectively. At December 31, 1998, unamortized payments received from the sale of Floor Interest Contracts totaled $60 million, $40 million of which related to contracts on fixed rate loans and $20 million of which related to contracts on annual reset loans.

PROVISION FOR LOSSES

    The provision for losses represents the periodic expense of maintaining an allowance sufficient to absorb losses--net of recoveries--inherent in the on-balance sheet portfolio of loans, academic facilities financings, investments and derivatives. In evaluating the adequacy of the provision for losses, the Company considers several factors including trends in student loan claims rejected for payment by guarantors, default rates on non-federally insured student loans, the amount of FFELP loans subject to two percent risk-sharing, and the credit exposure on all other investments and derivative instruments. The 1998 provision included $10 million for potential losses on the non-federally insured portfolio and $9 million for potential losses due to risk-sharing. Once a student loan is charged off as a result of an unpaid claim, the Company's policy is to continue to pursue the recovery of principal and interest. In connection with legislation reauthorizing the Higher Education Act, the deadline for borrowers to consolidate student loans under the Federal Direct Student Loan Program ("FDSLP") at advantageous rates was extended to January 31, 1999. Applications from borrowers who applied for consolidation prior to December 31, 1998 will continue to be processed through the third quarter of 1999. As a result, the Company increased the provision for losses by $10 million to provide for write-offs for unusual loan prepayments at amounts less than carrying value. Management believes that the provision for loan losses is adequate to cover anticipated losses in the student loan portfolio. However, this evaluation is inherently subjective as it requires material estimates that may be susceptible to significant changes.

    For 1997 and 1996, the Company added $17 million and $13 million, respectively, for potential losses on the non-federally insured portfolio, and $17 million and $15 million in 1997 and 1996, respectively, for potential losses due to risk sharing. The 1997 provision was reduced by $11 million due to improved experience in recovering unpaid claims.

ON-BALANCE SHEET FUNDING COSTS

    The Company's borrowings are generally variable-rate indexed principally to the 91-day Treasury bill rate. The following table summarizes the average balance of on-balance sheet debt (by index, after giving effect to the impact of interest rate swaps) for the years ended December 31, 1998, 1997 and 1996 (dollars in millions).

                                                                             YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------------------------------------
                                                               1998                    1997                    1996
                                                      ----------------------  ----------------------  ----------------------
                                                       AVERAGE     AVERAGE     AVERAGE     AVERAGE     AVERAGE     AVERAGE
INDEX                                                  BALANCE      RATE       BALANCE      RATE       BALANCE      RATE
----------------------------------------------------  ---------  -----------  ---------  -----------  ---------  -----------
Treasury bill, principally 91-day...................  $  27,306        5.33%  $  32,240        5.52%  $  35,375        5.48%
LIBOR...............................................      4,111        5.49       6,219        5.51       7,797        5.38
Discount notes......................................      2,328        5.27       5,267        5.48       2,694        5.35
Fixed...............................................        622        6.95         663        7.02         720        6.81
Zero coupon.........................................        140       11.13         134       11.12         123       11.12
Other...............................................        969        5.47         702        5.20         293        4.87
                                                      ---------       -----   ---------       -----   ---------       -----
Total...............................................  $  35,476        5.43%  $  45,225        5.59%  $  47,002        5.50%
                                                      ---------       -----   ---------       -----   ---------       -----
                                                      ---------       -----   ---------       -----   ---------       -----

    The following table details the spreads for the Company's Treasury bill indexed borrowings and London Interbank Offered Rate ("LIBOR") indexed borrowings:

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                        -------------------------------
INDEXED BORROWINGS                                                                        1998       1997       1996
--------------------------------------------------------------------------------------  ---------  ---------  ---------
TREASURY BILL
Weighted average Treasury bill........................................................       5.04%      5.28%      5.23%
Borrowing spread......................................................................        .29        .24        .25
                                                                                              ---        ---        ---
Weighted average borrowing rate.......................................................       5.33%      5.52%      5.48%
                                                                                              ---        ---        ---
                                                                                              ---        ---        ---
LIBOR
Weighted average LIBOR................................................................       5.73%      5.75%      5.64%
Borrowing spread......................................................................       (.24)      (.24)      (.26)
                                                                                              ---        ---        ---
Weighted average borrowing rate.......................................................       5.49%      5.51%      5.38%
                                                                                              ---        ---        ---
                                                                                              ---        ---        ---

SECURITIZATION PROGRAM

    In 1998, the Company completed two securitization transactions in which a total of $6.0 billion of student loans were sold to a special purpose finance subsidiary and by that subsidiary to trusts that issued asset-backed securities to fund the student loans to term. During each of the years ended December 31, 1997 and 1996, the Company completed four securitization transactions, in which a total of $9.4 billion and $6.0 billion of student loans, respectively, were securitized. The Company accounts for its securitization transactions in accordance with Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which establishes the accounting for certain financial asset transfers, including securitization transactions. Under SFAS 125, the Company records an asset (the "Interest Residual") and a gain on sale equal to the present value of the expected net cash flows from the trust to the Company over the life of the portfolio securitized. The gain is reduced by write-offs of certain assets related to the portfolio sold and by transaction costs. In addition, the Company continues to service the loans in the trusts for a fee, and earns that fee over the life of the portfolio. When the contract servicing fee is greater than current market servicing rates, the present value of such excess servicing fees is recognized as a servicing asset and amortized over the life of the portfolio serviced.

GAINS ON SALES OF STUDENT LOANS

    For the years ended December 31, 1998, 1997 and 1996, the Company recorded pre-tax securitization gains of $117 million, $280 million and $49 million, respectively. In the third quarter of 1997, the Company resolved litigation over whether the offset fee applied to securitized student loans, and as a result, the Company reversed a pre-tax $97 million reserve (of which $57 million was accrued prior to 1997 and $40 million was accrued in the first half of 1997) for offset fees accrued previously. In the consolidated statements of income, $94 million of the reserve reversal is included in the gain on sale of student loans for 1997 and $3 million is included in servicing and securitization revenue. If the Company had recorded gains at the time of each securitization transaction without reserving for the offset fee, 1997 and 1996 pre-tax gains would have been $226 million and $95 million, respectively.

    The decrease in the gains in 1998 versus 1997 was mainly due to the securitization of $3.4 billion less student loans in 1998. In the third and fourth quarters of 1998, the Company decided not to enter into securitization transactions due to the turbulence in the global financial markets. During this period, Treasury bill rates, to which the Company's asset backed securities are indexed, fell relative to other market indices, causing the Company's financing spreads to widen. Gains for the years ended December 31, 1998, 1997 and 1996, measured as a percentage of the securitized portfolios, were 1.95 percent, 2.39 percent and 1.58 percent, respectively. The decrease in the 1998 gains as a percentage of the securitized portfolios versus 1997 is due mainly to the inclusion of lower-yielding consolidation loans in the portfolios of loans securitized in 1998 and to higher cost of funds offset by lower relative servicing costs due to the higher average balance of loans securitized. The increase in gains for the year ended December 31, 1997 versus 1996 is mainly due to the securitization of $3.4 billion more student loans in 1997 than in 1996. The gains, as a percentage of the securitized portfolio, were larger in 1997 than 1996 because the portfolios of loans securitized in 1997 had higher average borrower indebtedness and longer average lives than the 1996 portfolios. Gains on future securitizations will continue to vary depending on the size and the characteristics of the loan portfolios securitized and the funding costs prevailing in the securitization debt markets.

SERVICING AND SECURITIZATION REVENUE

    The following table summarizes the components of servicing and securitization revenue:

                                                                       YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------
                                                                     1998       1997        1996
                                                                   ---------  ---------     -----
Servicing revenue less amortization of servicing asset...........  $     156  $      98   $      35
Securitization revenue...........................................        125         53          23
                                                                   ---------  ---------         ---
Total servicing and securitization revenue.......................  $     281  $     151   $      58
                                                                   ---------  ---------         ---
                                                                   ---------  ---------         ---

    The increase in servicing revenue is mainly due to the increase in the average balance of securitized student loans to $17 billion in 1998, from $10 billion in 1997 and $4 billion in 1996. The increase in securitization revenue is mainly due to the increase in the average balance of the Interest Residual to $616 million in 1998 from $331 million in 1997 and $145 million in 1996. Also, the Company's securitized loan portfolio benefits from declining Treasury bill rates in a manner similar to the on-balance sheet portfolio of student loans. In 1998, the decline in Treasury bill rates enhanced securitization revenue by $31 million which included the amortization of the upfront payments received for the sale of Floor Interest Contracts of $4 million.

OTHER INCOME

    Exclusive of gains on sales of student loans and servicing and securitization income, other income totaled $79 million in 1998 versus $65 million in 1997 and $33 million in 1996. Other income mainly includes gains and losses on sales of investment securities, revenue the Company receives from servicing the portfolio of student loans held by the Company's joint venture with Chase Manhattan Bank, commitment fees for letters of credit and late fees earned on student loans. The increase in other income in 1998 versus 1997 and 1996 is due to higher servicing fees as the average balance of Joint Venture student loans serviced by the Company increased to $4.9 billion, up from $3.9 billion in 1997 and $410 million in 1996. See "Student Loan Purchases Analysis" for a discussion on the restructuring of the Joint Venture. Also, in the second half of 1998 the Company began assessing late fees and earned $7 million in 1998 versus none in 1997 and 1996. These increases in other income are somewhat offset by lower gains on sales of securities in 1998.

OPERATING EXPENSES

    Operating expenses include costs to service the Company's managed student loan portfolio, operational costs incurred in the process of acquiring student loan portfolios, and general and administrative expenses. Operating expenses for the years ended December 31, 1998, 1997 and 1996 were $361 million, $494 million and $405 million respectively. In 1998, approximately 76 percent of operating costs related to the acquisition and servicing of student loans. Total operating expenses as a percentage of average managed student loans were 81 basis points, 119 basis points and 109 basis points for the years ended December 31, 1998, 1997 and 1996, respectively. Operating expenses in 1997 included one-time costs of

$86 million incurred in 1997 for expenses and asset write-downs in connection with the reorganization of the Company to a privatized entity and the change in business strategies implemented by the new management. Together these one-time costs account for 21 of the 119 basis points in 1997. During 1998, the Company closed two satellite servicing centers and reconfigured the remaining centers. The Company took a charge of $12 million (3 basis points of average managed student loans) for the cost of these efforts. The decreases in operating expenses in 1998 versus 1997, exclusive of the one-time charges, can be attributed to the effect of the Company's restructuring of operations in the second half of 1997 and to management's continued commitment to control expenses.

    In 1997, operating expenses increased by $89 million over the prior year. As discussed above, the increase can be attributed to the one-time, non-recurring expenses of $86 million relating to the Reorganization of the GSE and the restructuring of operations.

STUDENT LOAN PURCHASES

    The following table summarizes the components of the Company's student loan purchase activity:

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
ExportSS origination and servicing clients...........................................  $   5,665  $   3,830  $   5,802
Other commitment clients.............................................................      1,411      1,611      1,504
Spot purchases.......................................................................        291      1,963        969
Consolidations.......................................................................        132        699        804
Other................................................................................        918        937        791
                                                                                       ---------  ---------  ---------
Total................................................................................  $   8,417  $   9,040  $   9,870
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

    The decrease in the purchase volume in 1998 versus 1997 is principally attributable to the following factors: reduced activity in the spot market, the suspension of Sallie Mae's consolidation loan program from the fourth quarter of 1997 through the third quarter of 1998 due to legislated changes in the profitability of consolidation loans offset by a modest increase in the amount of loans purchased from lenders who have forward purchase commitments with Sallie Mae.

    Included in ExportSS purchase volume for 1998 is $828 million of student loans from Chase Manhattan Bank as a result of the restructuring of the Company's Joint Venture with Chase. Under the terms of the restructuring, the Company will now purchase all loans originated by Chase. Previously, the Joint Venture funded the student loans through sales of participations that entitled the Company and Chase to one-half interests in the student loans originated by Chase. Spot purchases in 1997 included $650 million acquired from Household Bank and in 1996, ExportSS purchases included $1.5 billion of student loan participations from Chase in connection with the merger with Chemical Bank. Sallie Mae's portfolio of managed student loans totaled $46.2 billion, $43.5 billion and $40.0 billion at December 31, 1998, 1997 and 1996, respectively.

    For both years ended December 31, 1998 and 1997, $4.7 billion of student loans were originated and transferred to Sallie Mae's ExportSS system, versus $4.2 billion in 1996. The legislative uncertainty in the first half of 1998 surrounding interest rates of student loans originated after July 1, 1998, was a factor impacting growth in loan originations during 1998. The pipeline of loans currently serviced and committed for purchase by Sallie Mae was $5.6 billion at December 31, 1998 versus $4.2 billion at December 31, 1997. Included in the pipeline at December 31, 1998 is $1.6 billion of student loans that are currently owned by Chase and are committed for sale to the Company in connection with the restructuring of the Joint Venture.

    The Department of Education offers existing FFELP borrowers the opportunity to refinance FFELP loans into FDLSP loans. During 1998, 1997 and 1996, approximately $432 million, $288 million and

$210 million, respectively, of the Company's managed student loans were accepted for refinancing into the FDSLP. In the fourth quarter of 1998, Sallie Mae reinstated its loan consolidation program as a result of the Reauthorization Legislation signed in October 1998. See "Other Related Events and Information-- Legislative Developments."

    The FDSLP originated approximately 33 percent, 32 percent and 31 percent of student loan originations for academic years 1997-98, 1996-97 and 1995-96, respectively. Based on data provided by the Department of Education, management estimates that FDSLP originations will continue to be approximately one-third of student loan originations for the 1998-99 academic year and thereafter.

    The following table summarizes the activity in the Company's managed portfolio of student loans for the years ended December 31, 1998, 1997 and 1996.

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
BEGINNING BALANCE................................................................  $  43,547  $  39,958  $  35,239
Purchases........................................................................      8,417      9,040      9,870
Capitalized interest on securitized loans........................................        418        208         66
Repayments, claims, other........................................................     (5,465)    (5,316)    (5,003)
Loans consolidated from SLMH.....................................................       (725)      (343)      (214)
                                                                                   ---------  ---------  ---------
ENDING BALANCE...................................................................  $  46,192  $  43,547  $  39,958
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

PRO-FORMA STATEMENTS OF INCOME

    Under generally accepted accounting principles ("GAAP"), the Company's securitization transactions have been treated as sales. At the time of sale, in accordance with Statement of Financial Accounting Standards 125 ("SFAS 125"), the Company records a gain equal to the present value of the estimated future net cash flows from the portfolio of loans sold. Interest earned on the interest residual and fees earned for servicing the loan portfolios are recognized over the life of the securitization transaction as servicing and securitization revenue. Under SFAS 125, income recognition is effectively accelerated through the recognition of a gain at the time of sale while the ultimate realization of such income remains dependent on the actual performance, over time, of the loans that were securitized.

    Management believes that, in addition to results of operations as reported in accordance with GAAP, another important performance measure is pro-forma results of operations under the assumption that the securitization transactions are financings and that the securitized student loans were not sold. The following pro-forma statements of income present the Company's results of operations under the assumption that the securitization transactions are treated as financings as opposed to sales of student loans. As such, no gain on sale or subsequent servicing and securitization revenue is recognized. Instead, the earnings of the student loans in the trusts and the related financing costs are reflected over the life of the underlying pool of loans. Management refers to these pro-forma results as "cash basis" statements of income. Management monitors the periodic "cash basis" earnings of the Company's managed student loan portfolio and believes that they assist in a better understanding of the Company's student loan business.

The following table presents the "cash basis" statements of income and a reconciliation to net income as reflected in the Company's consolidated statements of income.

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1998       1997       1996
                                                                                     ---------  ---------  ---------
"CASH BASIS" STATEMENTS OF INCOME:
Insured student loans..............................................................  $   3,417  $   3,244  $   2,959
Advances/Facilities/Investments....................................................        486        824        844
                                                                                     ---------  ---------  ---------
Total interest income..............................................................      3,903      4,068      3,803
Interest expense...................................................................     (2,905)    (3,099)    (2,821)
                                                                                     ---------  ---------  ---------
Net interest income................................................................        998        969        982
Less: provision for losses.........................................................         45         30         30
                                                                                     ---------  ---------  ---------
Net interest income after provision for losses.....................................        953        939        952
                                                                                     ---------  ---------  ---------
Other Income:
  Gain on sales of student loans...................................................         --         --         --
  Servicing and securitization revenue.............................................         --         --         --
  Gains/(losses) on sales of securities............................................         11         16          5
  Other............................................................................         67         48         28
                                                                                     ---------  ---------  ---------
Total other income.................................................................         78         64         33
Total operating expenses...........................................................        361        494        405
                                                                                     ---------  ---------  ---------
Income before taxes and minority interest in earnings of subsidiary................        670        509        580
Income taxes.......................................................................        210        153        174
Minority interest in earnings of subsidiary........................................         11         11         11
                                                                                     ---------  ---------  ---------
"Cash basis" net income............................................................  $     449  $     345  $     395
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
"Cash basis" diluted earnings per share............................................  $    2.64  $    1.89  $    2.02
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1998       1997       1996
                                                                                     ---------  ---------  ---------
RECONCILIATION OF GAAP BASIS NET INCOME TO "CASH BASIS" NET INCOME:
GAAP net income....................................................................  $     501  $     508  $     409
                                                                                     ---------  ---------  ---------
"Cash basis" adjustments:
  Gain on sales of student loans...................................................       (117)      (280)       (49)
  Servicing and securitization revenue.............................................       (281)      (151)       (58)
  Net interest income..............................................................        334        187         88
  Provision for losses.............................................................        (16)        (7)        (2)
                                                                                     ---------  ---------  ---------
Total "cash basis" adjustments.....................................................        (80)      (251)       (21)
Net tax effect (A).................................................................         28         88          7
                                                                                     ---------  ---------  ---------
"Cash basis" net income............................................................  $     449  $     345  $     395
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

------------------------

(A) Such tax effect is based upon Sallie Mae's marginal tax rate for the respective period.

    The following table analyzes the reported earnings from the Company's portfolio of managed student loans, which includes both on-balance sheet and those off-balance sheet in securitization trusts. The line captioned "Adjusted Student Loan Yields" reflects contractual student-loan yields adjusted for the amortization of premiums paid to purchase loan portfolios and the estimated costs of borrower benefits.

"CASH BASIS" STUDENT LOAN SPREAD

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Adjusted student loan yields.....................................................       7.85%      8.03%      8.14%
Consolidation loan rebate fees...................................................       (.15)      (.15)      (.11)
Offset fees......................................................................       (.07)      (.09)      (.11)
                                                                                   ---------  ---------  ---------
Student loan income..............................................................       7.63       7.79       7.92
Cost of funds....................................................................      (5.45)     (5.61)     (5.53)
                                                                                   ---------  ---------  ---------
Student loan spread..............................................................       2.18%      2.18%      2.39%
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Average Balances (in millions of dollars)
Student loans....................................................................  $  44,595  $  41,491  $  37,293
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, either directly or through the use of derivative financial instruments, to mimic the interest rate characteristics of the student loans. Such borrowings, however, do not have minimum rates. As a result, in periods of declining interest rates, the portfolio of managed student loans may be earning at the minimum borrower rate while the Company's funding costs will generally decline along with Treasury bill rates. For loans where the borrower's interest rate is fixed to term, declining interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of a low interest rate environment will only enhance student loan spreads through the next annual reset of the borrowers interest rates, which occurs on July 1 of each year. Assuming the decline in interest rates on the Company's floating rate debt exactly matched the decline in Treasury bill rates, then the effect of lower Treasury bill rates in 1998 on the Company's "cash basis" student loan spread, net of payments under Floor Interest Contracts, was $94 million, of which, $47 million is attributable to student loans with minimum borrower rates fixed to term and $47 million is attributable to student loans whose minimum borrower rate adjusts annually on July 1. Included in the "cash basis" student loan spread from loans with minimum borrower rates adjusting annually is the amortization of the upfront payments received on Floor Interest Contracts discussed below.

    On a "cash basis," financing spreads, relative to the Treasury bill, increased by .09 percent in 1998 versus 1997. This was due to wider financing spreads in both the GSE and securitization debt markets and to the higher percentage of student loan portfolios being funded by the Company's asset-backed securities. The Company's asset-back securities have a higher cost of funds than the Company's GSE debt because they are term match-funded and do not benefit from the GSE's government-sponsored status. The higher funding costs on the Company's asset backed securities is somewhat mitigated by the absence of Offset Fees on securitized loans. The net effect of increased funding costs and offset fees in 1998 versus 1997 was $31 million.

    The .21 percent decrease in the student loan spread in 1997 versus 1996 was due to the increase in Treasury bill rates during that time, which reduced the spread earned on the Company's student loans as financing costs increased while a significant portion of the managed student loan portfolio continued to earn at the minimum borrower rate. Also contributing to the decline in the spread were higher funding costs, as a greater percentage of the Company's managed student loan portfolio was being funded by the Company's asset-backed securities and higher consolidation loan rebate fees.

    For the years ended December 31, 1998, 1997 and 1996, the amortization of the upfront payments received from the sale of Floor Interest Contracts with annually reset borrower rates was $28 million, $7 million and $1 million, respectively. At December 31, 1998, unamortized payments received from the sale of Floor Interest Contracts totaled $60 million, $40 million of which related to contracts on fixed rate loans and $20 million of which related to contracts on annual reset loans.

"CASH BASIS" NET INTEREST INCOME

    In 1998, net interest income, on a "cash basis," was $998 million compared with $969 million in 1997 and $982 million in 1996. The increase in net interest income in 1998 over 1997 is mainly due to the increase in the average balance of managed student loans, and the increase in student loans as a percentage of average earning assets. The reduction in the average balance of the investment portfolio, academic facilities financings, and warehousing advances in 1998 versus 1997 and from 1997 versus 1996 reduced net interest income by $338 million and $20 million, respectively.

FEDERAL AND STATE TAXES

    The Company maintains a portfolio of tax-advantaged assets principally to support education-related financing activities. That portfolio was primarily responsible for the decrease in the effective federal income tax rate from the statutory rate of 35 percent to 32 percent in 1998, 32 percent in 1997 and 30 percent in 1996. The GSE is exempt from all state, local, and District of Columbia income, franchise, sales and use, personal property and other taxes, except for real property taxes. However, this tax exemption applies only to the GSE and does not apply to SLM Holding or its other operating subsidiaries. Under the Privatization Act, the Company's GSE and non-GSE activities are separated, with non-GSE activities being subject to taxation at the state and local level. State taxes were immaterial in 1998 as the majority of the Company's business activities were conducted in the GSE.

    As increasing business activity occurs outside of the GSE, the impact of state and local taxes will increase accordingly. Management expects that ultimately all business activities will occur outside of the GSE, which could increase the Company's effective income tax rate by as much as four percent. The loss of the GSE tax exemption for sales and use and personal property taxes could increase operating costs by one percent.

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

    The GSE secures financing to fund its on-balance sheet portfolio of student loans, along with its other operations, by issuing debt securities in the domestic and overseas capital markets, through public offerings and private placements of U.S. dollar-denominated and foreign currency-denominated debt of varying maturities and interest rate characteristics, and through securitizations of its student loans. The GSE's debt securities are currently rated at the highest credit rating level by Moody's Investors Service and Standard & Poor's. Historically, the rating agencies' ratings of the GSE have been largely a factor of its status as a government-sponsored enterprise. Since the Privatization Act did not modify the attributes of debt issued by the GSE, management anticipates that the GSE will retain its current credit ratings. In addition to the GSE debt, student loan securitization has been an increasing source of funding for the Company's managed student loan portfolio since 1995. As student loans are securitized, the need for long-term financing of these assets on-balance sheet decreases. Over the long term, securitization is expected to provide the principal source of long term funding for the Company's managed portfolio of student loans.

    The Company's unsecured financing requirements are driven by three principal factors: refinancing of existing liabilities as they mature; financing of student loan portfolio growth; and the Company's level of securitization activity. As discussed under "Securitization Program," the recent turmoil in the global financial markets has caused financing spreads in the asset-backed market to widen. Until market conditions improve, management intends to continue to finance its student loan portfolio through unsecured GSE debt issuances. The uncertainty in the financial markets has also caused funding spreads on the Company's unsecured debt to widen. Management believes that the current adverse spread environment is temporary; so, to mitigate its effect on the Company's cost of funds, the Company has been and will continue to meet its funding needs through short-term financings. Should these market conditions persist over an extended period of time, the increased cost of the Company's funding could have a material adverse effect on the Company's earnings.

    During 1998, the Company used the proceeds from student loan securitizations of $6 billion, repayments and claim payments on student loans of $3.6 billion, and the net proceeds from sales or maturities of investments, warehousing advances and academic facility refinancings of $1.6 billion to purchase student loans of $8.4 billion, to reduce total debt by $2.3 billion and to repurchase $418 million of the Company's common stock.

    Operating activities provided net cash inflows of $124 million in 1998, an increase of $65 million from the net cash inflows of $59 million in 1997. This increase was mainly attributable to the increase in net income exclusive of noncash gains on sale of student loans of $157 million in 1998 versus 1997.

    During 1998, the GSE issued $5.5 billion of long-term notes to refund maturing and repurchased obligations. At December 31, 1998, the GSE had $8.8 billion of outstanding long-term debt issues of which $4.1 billion had stated maturities that could be accelerated through call provisions. The GSE uses interest rate and foreign currency swaps (collateralized where appropriate), purchases of U.S. Treasury securities and other hedging techniques to reduce the exposure to interest rate and currency fluctuations that arise from its financing activities and to match the variable interest rate characteristics of its earning assets. (See "Interest Rate Risk Management.")

    SLM Holding maintains a $600 million bank line of credit with a bank that expires on August 8, 1999. The line is being used to meet working capital needs, and at December 31, 1998, there was $222 million outstanding under this line. Over the long term, securitization is expected to provide the principal source of long-term funding for the Company's managed portfolio of student loans. To meet the need for short-term financing for student loans prior to securitization, the Company expects to begin implementing other forms of secured non-GSE financing such as asset-backed commercial paper in 1999. Such financings could require the Company to obtain a bond rating, and such ratings will not be known until specific debt is issued. It is expected that these ratings will be below the GSE's current credit rating levels.

    Until the GSE is dissolved, the Privatization Act places a number of limitations on the Company. Under the Privatization Act, the GSE must wind down its operations and dissolve on or before September 30, 2008. Any GSE debt obligations outstanding at the date of such dissolution are required to be defeased through creation of a fully collateralized trust, consisting of U.S. government or agency obligations with cash flows matching the interest and principal obligations of the defeased debt. The Privatization Act requires that on the dissolution date of September 30, 2008, the GSE shall repurchase or redeem, or make proper provisions for repurchase or redemption of any outstanding preferred stock. The Company has the option of effecting an earlier dissolution of the GSE if certain conditions are met. Also upon the GSE's dissolution, all of its remaining assets will transfer to the Company.

    The Privatization Act effectively requires that the GSE maintain a minimum statutory capital adequacy ratio (the ratio of stockholders' equity to total assets plus 50 percent of the credit equivalent amount of certain off-balance sheet items) of at least 2 percent until January 1, 2000 and 2.25 percent thereafter or be subject to certain "safety and soundness" requirements designed to restore such statutory ratio. Management anticipates being able to fund the increase in required capital from the GSE's current and retained earnings. While the GSE may not finance the activities of its non-GSE affiliates, it may, subject to its minimum capital requirements, dividend retained earnings and surplus capital to SLM Holding, which in turn may contribute such amounts to its non-GSE subsidiaries. The Privatization Act requires management to certify to the Secretary of the Treasury that, after giving effect to the payment of dividends, the statutory capital ratio test would have been met at the time the dividend was declared. At

December 31, 1998, the GSE's statutory capital adequacy ratio, after the effect of the dividends to be paid in the first quarter of 1999, was 2.00 percent.

    The Privatization Act imposes certain restrictions on inter-Company relations between the GSE and its affiliates during the wind-down period. In particular, the GSE must not extend credit to, nor guarantee, any debt obligations of SLM Holding or its non-GSE subsidiaries.

    The Privatization Act provides that the GSE may continue to issue new debt obligations maturing on or before September 30, 2008. The legislation further provides that the legal status and attributes of the GSE's debt obligations, including Securities and Exchange Commission ("SEC") registration and state tax exemptions, will be fully preserved until their respective maturities. Such debt obligations will remain GSE debt obligations, whether such obligations were outstanding at the time of, or issued subsequent to, the Reorganization. The obligations of SLM Holding do not have GSE status.

SECURITIZATION

    Management believes that securitization represents an efficient source of funding. The Company's Asset-Backed Securities ("ABS") generally have a higher cost of funds than its traditional on-balance sheet financing because the ABS securities are term match-funded and do not benefit from the GSE's government-sponsored enterprise status. However, the increased funding costs of the ABS securities are mitigated by the absence of the Offset Fees on securitized loans. Securitization also allows the Company to obtain term financing at a lower cost than otherwise would be achievable without the GSE's government-sponsored status. Securitizations to date have been structured to achieve an "AAA" credit rating on over 96 percent of its securities sold (with an "A" credit rating on the remaining subordinated securities).

    In the third and fourth quarters of 1998, the Company decided not to enter into a securitization transaction. The Company's decision to defer selling loans through securitizations resulted from the turbulence in the global financial markets, during which Treasury bill rates, to which the GSE's asset-backed securities are indexed, fell relative to other market indices, and the Company's financing spreads widened. Management remains committed to the securitization program and will continue to securitize student loans when market conditions improve. While Management believes that the current market conditions are temporary, a prediction of when the securitization program will resume cannot be made at this time.

INTEREST RATE RISK MANAGEMENT

INTEREST RATE GAP ANALYSIS

    The Company's principal objective in financing its operations is to minimize its sensitivity to changing interest rates by matching the interest rate characteristics of its borrowings to specific assets in order to lock-in spreads. The Company funds its floating rate managed loan assets (most of which have weekly rate resets) with variable rate debt and fixed rate debt converted to variable rates with interest rate swaps. The Company also uses interest rate cap and collar agreements, foreign currency swaps, options on securities, and financial futures contracts to further reduce interest rate risk and foreign currency exposure on certain of its borrowings. Investments are funded on a "pooled" approach, i.e., the pool of liabilities that funds the investment portfolio has an average rate and maturity or reset date that corresponds to the average rate and maturity or reset date of the investments which they fund.

    In addition to term match funding, the Company's ABS securities generally match the interest rate characteristics of the majority of the student loans in the trusts by being indexed to the 91-day Treasury bill. However, at December 31, 1998, there were approximately $2 billion of PLUS student loans outstanding in the trusts, which have interest rates that reset annually based on the final auction of 52-week Treasury bills before each July 1. The Company manages this basis risk within the trusts through its on-balance sheet financing activities. The effect of this basis risk management is included in the following table as the impact of securitized student loans.

    In the table below the Company's variable rate assets and liabilities are categorized by the reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at December 31, 1998 and is not necessarily reflective of positions that existed throughout the period.

                                                               INTEREST RATE SENSITIVITY PERIOD
                                            ----------------------------------------------------------------------
                                                          3 MONTHS     6 MONTHS
                                             3 MONTHS        TO           TO        1 TO 2     2 TO 5     OVER 5
                                              OR LESS     6 MONTHS      1 YEAR       YEARS      YEARS      YEARS
                                            -----------  -----------  -----------  ---------  ---------  ---------
ASSETS
Student loans.............................   $  26,342    $   1,940    $      --   $      --  $      --  $      --
Warehousing advances......................       1,526           --           --          --                    17
                                                                                                    ---
Academic facilities financings............          32           12           35          53        388        660
Cash and investments......................       2,115           28           42          21         82      1,819
Other assets..............................          26           31           62         134        201      1,644
                                            -----------  -----------  -----------  ---------  ---------  ---------
    Total assets..........................      30,041        2,011          139         208        671      4,140
                                            -----------  -----------  -----------  ---------  ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings.....................      21,800        1,381        3,408          --         --         --
Long-term notes...........................       2,556          500           --       3,827      1,479        449
Other liabilities.........................          --           --           --          --         --        942
Minority interest in subsidiary...........          --           --           --          --         --        214
Stockholders' equity......................          --           --           --          --         --        654
                                            -----------  -----------  -----------  ---------  ---------  ---------
    Total liabilities and stockholders'
      equity..............................      24,356        1,881        3,408       3,827      1,479      2,259
                                            -----------  -----------  -----------  ---------  ---------  ---------
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Interest rate swaps.......................      (4,329)      (2,662)       3,100       3,554      1,435     (1,098)
Impact of securitized student loans.......      (2,203)       2,203           --          --         --         --
                                            -----------  -----------  -----------  ---------  ---------  ---------
Total off-balance sheet financial
  instruments.............................      (6,532)        (459)       3,100       3,554      1,435     (1,098)
                                            -----------  -----------  -----------  ---------  ---------  ---------
Period gap................................   $    (847)   $    (329)   $    (169)  $     (65) $     627  $     783
                                            -----------  -----------  -----------  ---------  ---------  ---------
                                            -----------  -----------  -----------  ---------  ---------  ---------
Cumulative gap............................   $    (847)   $  (1,176)   $  (1,345)  $  (1,410) $    (783) $      --
                                            -----------  -----------  -----------  ---------  ---------  ---------
                                            -----------  -----------  -----------  ---------  ---------  ---------
Ratio of interest-sensitive assets to
  interest-sensitive liabilities..........       123.2%       105.3%         2.3%        1.9%      31.8%     555.9%
                                            -----------  -----------  -----------  ---------  ---------  ---------
                                            -----------  -----------  -----------  ---------  ---------  ---------
Ratio of cumulative gap to total assets...         2.3%         3.2%         3.6%        3.8%       2.1%        --%
                                            -----------  -----------  -----------  ---------  ---------  ---------
                                            -----------  -----------  -----------  ---------  ---------  ---------

INTEREST RATE SENSITIVITY ANALYSIS

    The effect of short-term movements in interest rates on the Company's results of operations and financial position has been limited through the Company's risk-management activities. The Company performed a sensitivity analysis to determine the effect of a hypothetical increase in market interest rates of 10 percent on the Company's variable rate assets and liabilities and a hypothetical 10 percent increase in spreads to their underlying index. Based on this analysis an increase in rates and spreads of this magnitude would reduce net income by approximately $48 million or $.29 diluted earnings per share. The decline in net income would be primarily due to the reduction on the spread earned on student loans as financing costs would increase while a significant portion of the Company's student loan portfolio would continue to earn at the minimum borrower rate.

    The fair value of the Company's interest-sensitive assets and its long-term debt and hedging instruments are also subject to change as a result of potential changes in market rates and prices. A separate analysis was performed to determine the effects of a hypothetical 10 percent rise in market interest rates on the fair value of the Company's financial instruments. The effect of the 10 percent rise in rates on fair values would be a decrease in the fair market value of student loans of approximately $118 million, and a decrease in the fair market value of non-student loan assets of approximately $49 million. The decrease in the fair market value of these assets would be partially offset by an increase in the fair market value of the Company's long-term debt and hedging instruments by $66 million. The net effect of a 10% rise in rates on fair market values would therefore be a $101 million decrease in net assets. This decrease in the net asset market value from a rise in rates is mainly caused by the reduction in the student loan spread as a significant portion of the Company's student loan portfolio would continue to earn at the minimum borrower interest rate while the related financing costs would be rising by 10%.

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

AVERAGE TERMS TO MATURITY

    The following table reflects the average terms to maturity for the Company's managed earning assets and liabilities at December 31, 1998:

AVERAGE TERMS TO MATURITY
(IN YEARS)

                                                                      ON-         OFF-
                                                                    BALANCE      BALANCE
                                                                     SHEET        SHEET        MANAGED
                                                                  -----------  -----------  -------------
EARNING ASSETS
Student loans...................................................         7.0          4.5           6.0
Warehousing advances............................................         4.0           --           4.0
Academic facilities financings..................................         7.5           --           7.5
Cash and investments............................................         6.5           --           6.5
                                                                          --           --            --
Total earning assets............................................         7.0          4.5           6.0
                                                                          --           --            --
                                                                          --           --            --
BORROWINGS
Short-term borrowings...........................................          .5           --            .5
Long-term borrowings............................................         3.0          4.5           4.0
                                                                          --           --            --
Total borrowings................................................         1.0          4.5           2.0
                                                                          --           --            --
                                                                          --           --            --

    In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 6.5 years. As student loans are securitized, the need for long-term on-balance sheet financing will decrease.

COMMON STOCK

    On January 2, 1998, the Company effected a 7-for-2 stock split through a stock dividend of an additional five shares for every two owned. In January of 1999, the Board of Directors increased the common share repurchase authority by 10 million shares bringing the total remaining authority to

12.7 million shares. The following table summarizes the Company's common share repurchase and equity-forward activity for the years ended December 31, 1998 and 1997. (All amounts in the tables are common shares in millions.)

                                                                                                 YEARS ENDED DECEMBER
                                                                                                         31,
                                                                                                 --------------------
                                                                                                   1998       1997
                                                                                                 ---------  ---------
Common shares repurchased:
  Open market..................................................................................        5.1       18.0
  Equity forwards..............................................................................        5.0         --
                                                                                                 ---------  ---------
Total shares repurchased.......................................................................       10.1       18.0
                                                                                                 ---------  ---------
Average purchase price per share...............................................................  $   41.40  $   37.84
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
Equity forward contracts:
Outstanding at beginning of year...............................................................        7.0         --
New contracts..................................................................................       18.5        7.0
Exercises......................................................................................       (5.0)        --
                                                                                                 ---------  ---------
Outstanding at end of year.....................................................................       20.5        7.0
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
Board of director authority remaining at end of year...........................................        2.7        6.3
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    As of December 31, 1998, the expiration dates and range of purchase prices for outstanding equity forward contracts are as follows:

                                                                       DECEMBER 31, 1998
                                                               ----------------------------------
                                                                 OUTSTANDING     RANGE OF MARKET
YEAR OF MATURITY                                                  CONTRACTS          PRICES
-------------------------------------------------------------  ---------------  -----------------
1999.........................................................           5.3        $37.20--$42.20
2000.........................................................           2.5         41.79-- 46.13
2001.........................................................           8.7         32.11-- 46.68
2002.........................................................           2.0           46.23
2003.........................................................           2.0           41.20
                                                                        ---
                                                                       20.5
                                                                        ---
                                                                        ---

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

    The Reauthorization Legislation maintains interest rates for borrowers of Federal Direct Consolidation Loans whose applications for such loans were received prior to February 1, 1999 at 7.46 percent (6.86 percent during in-school and grace periods), which rates are adjusted annually based on a formula equal to the 91-day Treasury bill rate plus 2.3 percent (1.7 percent during in-school and grace periods). The Reauthorization Legislation states that the borrower interest rates on Federal Direct Consolidation Loans for borrowers whose applications are received on or after February 1, 1999 and before July 1, 2003 is to be a fixed rate equal to the lesser of the weighted average of the interest rates of the loans consolidated, adjusted up to the nearest one eighth of one percent, and 8.25%. This is the same rate which the Reauthorization Legislation sets on FFELP consolidation loans for borrowers whose applications are received on or after October 1, 1998 and before July 31, 2003. The Reauthorization Legislation sets the special allowance payment rate for FFELP consolidation loans at the 91-day Treasury bill rate plus 3.1 percent. The annual fee paid by lenders on FFELP consolidation loans is reduced under the Reauthorization Legislation from 1.05 percent to .62 percent of the principal plus accrued unpaid interest on any such consolidation loans, applications for which are received on or after October 1, 1998 and before February 1, 1999. As a result of the Reauthorization Legislation, the Company announced in the fourth quarter of 1998 that it will once again offer student loan borrowers the SMART LOAN-Registered Trademark- consolidation program, which it suspended in the fourth quarter of 1997. The availability of the comparatively lower borrower interest rates (at least prior to subsequent annual rate adjustments) on Federal Direct Consolidation Loans made on or before January 31, 1999 may increase the likelihood that a FFELP student loan managed by the Company will be prepaid from the proceeds of such loans during such four-month period. The Company believes, however, that the likelihood of any such prepayment may be mitigated by the cost savings that borrowers may realize over Federal Direct Consolidation Loans under certain circumstances by enrolling in the Company's SMART REWARDS-Registered Trademark- program and Direct Repay-SM- Plan during such four month period. In connection with this legislation the Company increased the provision for losses by $10 million to provide for write-offs for unusual loan prepayments at amounts less than carrying value.

    As part of legislation reauthorizing various health profession education programs, the insurance on existing loans originated under the HEAL program was reduced from 100 percent to 98 percent of the unpaid principal balance plus accrued interest, unless the servicer of the HEAL loan qualifies as an "exceptional performer," in which case claims would continue to be paid at the 100 percent level. Management does not expect that the insurance reduction will have a material impact on the Company's future financial results or condition.

ADMINISTRATION'S FY 2000 BUDGET PROPOSAL

    On February 1, 1999 President Clinton submitted his Fiscal Year 2000 budget proposal to Congress. The budget proposes significant savings from the student loan programs, principally from the FFELP. Among the proposals for student loans are the following:

    - Reinstatement of a lower rate for new Federal Direct Consolidation Loans. This variable rate (the 91-day Treasury bill rate plus 2.3 during repayment and 1.7% during in-school and grace periods) would apply for borrowers whose applications are received before September 30, 2000. The budget proposals would also lower the annual fee paid by lenders on FFELP consolidation loans made during the same period from 1.05 percent to .62 percent of the principal plus accrued unpaid interest;

    - Creation of a 90-day period during which interest on a highly delinquent FFELP loan does not accrue. The Reauthorization Legislation extended the period before lenders can submit default claims from 180 days to 270 days; the budget proposes to eliminate interest accrual during this extended period;

    - Reduction by 30 basis points of special allowance payments on FFELP loans funded with tax exempt securities; and

    - Implementation of additional Guarantor reforms, including the acceleration of recall of Guarantor reserves mandated by the Reauthorization Legislation, recall of an additional $1.5 billion in reserves, the reduction of the Guarantor retention rate on payments on defaulted loans to 18.5 percent, the reduction in the share of the remaining amount that Guarantors may retain, and an expansion of the use of voluntary flexible agreements authorized by the Reauthorization Legislation.

    All these proposals may be considered by Congress as it deliberates on the FY 2000 budget.

YEAR 2000 ISSUE

    The "Year 2000 issue" refers to a wide variety of potential computer program processing and functionality issues that may arise from the inability of computer programs to properly process date-sensitive information relating to the Year 2000, years thereafter and to a lesser degree the Year 1999.

THE COMPANY'S STATE OF READINESS

    During 1996, the Company commenced a Year 2000 readiness project to assess and remediate its internal software and hardware systems to avoid or mitigate Year 2000 problems and to evaluate Year 2000 problems that may arise from entities with which the Company interacts. In 1997, a comprehensive project structure was implemented and a Year 2000 project team was formed. The Year 2000 project team briefs senior executives of the Company and the Company's board of directors on the progress of the Year 2000 effort. The Company's Year 2000 readiness project encompasses the Company's information technology (IT) systems, as well as its non-IT systems, such as systems embedded in its office equipment and facilities. The Company has completed the assessment of its internal software and hardware. On December 31(st) the Company achieved Year 2000 readiness for all Sallie Mae internal applications that were scheduled to complete by 1998. With the completion of this critical milestone, the corporation is directing its attention to 1999 project objectives. These objectives include the completion of 1999 exceptions. A 1999 exception refers to those vendor supplied applications whose readiness date did not align with the Company's December 31, 1998 readiness date. These products will be upgraded upon the vendor distribution of any Year 2000 ready release in 1999, or, if no such release is issued, replaced with a Year 2000 ready alternative. Additional objectives include Year 2000 readiness testing with our external business partners and the development of Year 2000 contingency and business continuity plans.

    The Company's Year 2000 readiness project is divided into five phases:
Awareness, Assessment, Remediation, Testing and Implementation. The Awareness phase, which is 100 percent complete, involved the dissemination of Year 2000 information throughout the Company and the education of all levels of management about Year 2000 issues and their potential impact on the Company's operation. The Assessment phase, which is also 100 percent complete, involved a comprehensive inventory of and the determination of the requirements for fixes, upgrades and replacements for all hardware, application software, embedded systems (e.g., the microcontrollers in the Company's elevators) and desktop applications. The Remediation phase, the Year 2000 project phase where hardware, systems and applications are fixed, upgraded or replaced to be Year 2000 ready, is 100 percent complete for applications scheduled to complete in 1998. Testing, the phase in which Year 2000 remediation is validated, is also 100 percent complete for all applications scheduled to complete in 1998. As part of this testing effort, the Company staged a Year 2000 disaster recovery exercise in August 1998. Finally, production installations have been completed for all of the Company's core applications.

    The following describes the Company's state of readiness with respect to the IT systems that support the Company's core business--loan delivery and acquisition and loan servicing:

    - CLASS-SM-, the Company's Consolidated Loan Administration and Servicing System, is the system that services the Company's managed student loans and the student loan portfolios of our PortSS-Registered Trademark- and TransportSS-SM- clients. In July 1998, remediation of CLASS was completed and it was installed into production. A second, full round of comprehensive functional testing and integration testing of all internal application interfaces with CLASS was completed in December 1998. Testing of external interfaces is scheduled to be completed in 1999.

    - SALLIENET, the Company's translation and communication system used to electronically exchange data with our customers, completed remediation in September 1998 and was installed into production in October 1998. SallieNet successfully completed integration testing with CLASS in December 1998.

    - PORTSS-REGISTERED TRADEMARK- III, the Company's PC-based system used by lenders to originate loans, was developed in 1997 to be Year 2000 ready. Minor remediation was completed on PortSS III in mid-October 1998. Integration testing is complete and a Year 2000 ready version of the software has been distributed to our customers.

    - LINESS-SM-, the Company's PC-based product used by colleges and universities to process financial aid loan application information, was developed in 1993 to be Year 2000 ready. The LineSS disbursement component used to transmit disbursement roster information from Sallie Mae's CLASS system to the college or university, was developed in 1995 to be Year 2000 ready. LineSS utilizes the industry approved CommonLine-SM- formats for all communications. Minor remediation on LineSS was completed in mid-October 1998. Integration testing is complete and a Year 2000 ready version of the software has been distributed to our customers.

    - IMDOC-REGISTERED TRADEMARK-, the Company's document imaging system, has completed remediation and functional testing and successfully completed integration testing with CLASS in December 1998.

    In addition, certain significant financial and administrative systems, including the Company's payroll and human resources, debt accounting, investment management and financial accounting and control systems have all completed remediation and have successfully completed integration testing with other internal systems.

    The Company's non-IT systems principally support the Company's facilities and telecommunications. As of October 1998, all of the Company's headquarters core facilities systems, including elevators, internal security and fire alarms, were determined to be Year 2000 ready in accordance with the procedures established by the Company to make such a determination. The Company completed Year 2000 readiness testing of its Lucent telecommunications components in December 1998. In addition, the Company is working closely with all of its utility providers to make a reasonable assessment of the Company's potential exposure to any failure on their part to resolve their Year 2000 issues. Although the Company's Reston, Virginia headquarters building is equipped with five emergency powered generators designed to back up building power without refueling for a period of two weeks, there can be no assurance that such back-up systems will adequately insulate the Company from any business interruptions caused by any widespread power outages or power outages in any service area where its loan servicing centers are located.

    The Company has surveyed its third party service providers and business partners and is currently reviewing these surveys. In addition to requesting readiness information, the Company has tested all third-party developed software that the vendor claimed was Year 2000 ready, to confirm compliance or determine the potential impact of noncompliance. In addition, the Company plans to work with select third party service providers and business partners to ascertain their current Year 2000 compliance status and to coordinate testing efforts throughout 1999. There can be no assurance that the computer systems of other companies or counterparties on which the Company relies will be Year 2000 ready on a timely basis, or that a failure to resolve Year 2000 issues by another party, or remediation or conversion that is incompatible with the Company's computer systems, will not have a material adverse effect on the Company.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES

    Generally, the failure by the Company or any of its significant third-party service providers or business partners to resolve a material Year 2000 issue could result in the interruption in, or a failure of, certain normal business activities or operations such as servicing loans or processing payments. Such failures could materially and adversely affect the Company's results of operations. For example, the Company submits claims for payment, including special allowance payments and interest subsidy payments, directly to the U.S. Department of Education (the "DOE"). To the extent that the DOE is unable to timely process the payments because of its failure to remediate its Year 2000 problem, the Company's liquidity could be adversely affected, possibly to a material extent. In addition, the Company submits claims to various state or private nonprofit guarantee agencies for payment of all or a portion of the unpaid principal balance on loans plus accrued interest if a borrower defaults on a student loan and in certain other circumstances such as the death, permanent or total disability of or the filing for bankruptcy by the borrower. The Company has surveyed each of the guarantee agencies and [continues to make] follow-up telephone inquiries to determine the level of their Year 2000 compliance and the potential impact of noncompliance. To the extent that any of the larger guarantee agencies are unable to timely process the payments because of its failure to remediate its Year 2000 problem, the Company's liquidity could be adversely affected, possibly to a material extent.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

    Costs to modify computer systems have been, and will continue to be, expensed as incurred and are not expected to have a material impact on the Company's future financial results or condition. The Company spent approximately $2 million in 1997, $8 million in 1998 and expects to spend approximately $2 million in 1999 on this project. In addition, Year 2000 readiness has been addressed and accounted for as part of the costs of routine systems development and modification. Moreover, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

THE COMPANY'S CONTINGENCY PLANS

    The Company has developed high level contingency plans for its core applications and will refine these plans in 1999. In addition, the Company intends to commit resources in 1999 to evaluate and prepare contingency plans for systems and operations viewed as vulnerable to Year 2000-related interruptions. There can be no assurance that the Company's remediation efforts and contingency plans will be sufficient to avoid unforeseen business disruptions or other problems resulting from the Year 2000 issue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Included within Management's Discussion and Analysis of Financial Condition and Results of Operations at pages 34 to 36.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the financial statements listed under the heading "(a)
1. Financial Statements" of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information as to the directors and executive officers of the Company set forth under the captions "PROPOSAL 1--ELECTION OF DIRECTORS--Information Concerning Nominees" and "Executive Officers" in the Proxy Statement to be filed on Schedule 14A relating to the Company's Annual Meeting of Stockholders scheduled to be held on May 20, 1999 (the "Proxy Statement") is incorporated into this Report by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated into this Report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information set forth under the caption "COMMON STOCK INFORMATION--Board and Management Ownership" and "--Principal Holders" in the Proxy Statement is incorporated into this Report by reference thereto. There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information set forth under the caption "EXECUTIVE COMPENSATION--Certain Transactions" in the Proxy Statement is incorporated into this Report by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  1.  Financial Statements

    The following consolidated financial statements of SLM Holding Corporation and the Report of the Independent Auditors thereon are included in Item 8 above:

    Report of Independent Auditors...................................................       F--2

    Consolidated Balance Sheets as of December 31, 1998 and 1997.....................       F--3

    Consolidated Statements of Income for the years ended December 31, 1998, 1997 and
     1996............................................................................       F--4

    Consolidated Statements of Charges in Stockholders' Equity for the years ended
     December 31, 1998, 1997 and 1996................................................       F--5

    Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997
     and 1996........................................................................       F--6

    Notes to Consolidated Financial Statements.......................................       F--7

       2.  Financial Statement Schedules

  SCHEDULE
    NUMBER   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------

        XX   Separate Report of Predecessor Accountant

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    3.  Exhibits

    The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

(b) Reports on Form 8-K.

    The Company filed no Current Reports on Form 8-K during the fourth quarter of 1998.

(c) Exhibits.

  *2       Agreement and Plan of Reorganization by and among the Student Loan Marketing
           Association, SLM Holding Corporation, and Sallie Mae Merger Company.
 **3.1     Amended and Restated Certificate of Incorporation of the Registrant
 **3.2     By-Laws of the Registrant
 **4       Warrant Certificate No. W-2, dated as of August 7, 1997
  *10.1    Board of Director's Restricted Stock Plan
  *10.2    Board of Director's Stock Option Plan
  *10.3    Deferred Compensation Plan for Directors
  *10.4    Incentive Performance Plan
  *10.5    Stock Compensation Plan
  *10.6    1993-1998 Stock Option Plan
  *10.7    Supplemental Pension Plan
  *10.8    Supplemental Employees' Thrift & Savings Plan (Sallie Mae 401(K) Supplemental
           Savings Plan)
***10.9    Directors Stock Plan
***10.10   Management Incentive Plan
 +10.11    Employment Agreements
  *21      Subsidiaries of the Registrant
 +23.1     Consent of Ernst & Young LLP
 +23.2     Consent of Arthur Andersen LLP
 +27       Financial Data Schedule

------------------------
  * Incorporated by reference to the correspondingly numbered exhibits to the Registrant's Registration Statement on Form S-4, as amended (File No. 333-21217)

 ** Incorporated by reference to the correspondingly numbered exhibits to the Registrant's Registration on Form S-1 (File No. 333-38391)

*** Incorporated by reference to the Registrant's Definitive Proxy Statement on
    Schedule 14A, as filed with the Securities and Exchange Commission on April 10, 1998 (File No. 001-13251)

  + Filed with the Securities and Exchange Commission with this Form 10-K

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 22, 1999

                                SLM HOLDING CORPORATION

                                By:  /s/ ALBERT L. LORD
                                     -----------------------------------------
                                     Name: Albert L. Lord
                                     Title: Chief Executive Officer

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
      /s/ ALBERT L. LORD        Chief Executive Officer
------------------------------    (Principal Executive         March 22, 1999
        Albert L. Lord            Officer)

     /s/ MARK G. OVEREND        Chief Financial Officer
------------------------------    (Principal Financial and     March 22, 1999
       Mark G. Overend            Accounting Officer)

      /s/ EDWARD A. FOX         Chairman of the Board of
------------------------------    Directors                    March 17, 1999
        Edward A. Fox

     /s/ JAMES E. BRANDON       Director
------------------------------                                 March 17, 1999
       James E. Brandon

     /s/ CHARLES L. DALEY       Director
------------------------------                                 March 17, 1999
       Charles L. Daley

  /s/ THOMAS J. FITZPATRICK     Director
------------------------------                                 March 17, 1999
    Thomas J. Fitzpatrick

  /s/ DIANE SUITT GILLELAND     Director
------------------------------                                 March 17, 1999
    Diane Suitt Gilleland

     /s/ ANN TORRE GRANT        Director
------------------------------                                 March 17, 1999
       Ann Torre Grant

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
      /s/ RONALD F. HUNT        Director
------------------------------                                 March 17, 1999
        Ronald F. Hunt

 /s/ BENJAMIN J. LAMBERT, III   Director
------------------------------                                 March 17, 1999
   Benjamin J. Lambert, III

    /s/ MARIE V. MCDEMMOND      Director
------------------------------                                 March 17, 1999
      Marie V. McDemmond

     /s/ BARRY A. MUNITZ        Director
------------------------------                                 March 19, 1999
       Barry A. Munitz

   /s/ A. ALEXANDER PORTER      Director
------------------------------                                 March 17, 1999
     A. Alexander Porter

   /s/ WOLFGANG SCHOELLKOPF     Director
------------------------------                                 March 17, 1999
     Wolfgang Schoellkopf

    /s/ STEVEN L. SHAPIRO       Director
------------------------------                                 March 17, 1999
      Steven L. Shapiro

 /s/ RANDOLPH H. WATERFIELD,    Director
             JR.
------------------------------                                 March 17, 1999
 Randolph H. Waterfield, Jr.

                            SLM HOLDING CORPORATION
                       CONSOLIDATED FINANCIAL STATEMENTS

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Public Accountants...................................................................         F-2
Consolidated Balance Sheets................................................................................         F-3
Consolidated Statements of Income..........................................................................         F-4
Consolidated Statements of Changes in Stockholders' Equity.................................................         F-5
Consolidated Statements of Cash Flows......................................................................         F-6
Notes to Consolidated Financial Statements.................................................................         F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of SLM Holding Corporation:

    We have audited the accompanying consolidated balance sheets of SLM Holding Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SLM Holding Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Washington, D.C.
January 14, 1999

                            SLM HOLDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                     -------------  -------------
ASSETS
Student loans......................................................................  $  28,282,505  $  29,443,376
Warehousing advances...............................................................      1,542,732      1,868,654
Academic facilities financings
  Bonds--available-for-sale........................................................        734,994        860,325
  Loans............................................................................        445,418        514,691
                                                                                     -------------  -------------
Total academic facilities financings...............................................      1,180,412      1,375,016
Investments
  Available-for-sale...............................................................      3,306,972      4,549,977
  Held-to-maturity.................................................................        683,452        525,962
                                                                                     -------------  -------------
Total investments..................................................................      3,990,424      5,075,939
Cash and cash equivalents..........................................................        115,912         54,022
Other assets, principally accrued interest receivable..............................      2,098,024      2,014,556
                                                                                     -------------  -------------
Total assets.......................................................................  $  37,210,009  $  39,831,563
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES
Short-term borrowings..............................................................  $  26,588,504  $  23,175,509
Long-term notes....................................................................      8,810,597     14,541,316
Other liabilities..................................................................        943,399      1,226,283
                                                                                     -------------  -------------
Total liabilities..................................................................     36,342,500     38,943,108
                                                                                     -------------  -------------

Commitments and contingencies

Minority interest in subsidiary....................................................        213,883        213,883

Stockholders' equity
Common stock, par value $.20 per share, 250,000,000 shares authorized: 184,453,866
  and 183,632,694 shares issued, respectively......................................         36,891         36,726
Additional paid-in capital.........................................................         26,871         28,838
Unrealized gains on investments (net of tax of $200,167 and $203,935,
  respectively)....................................................................        371,739        378,736
Retained earnings..................................................................      1,060,334        654,135
                                                                                     -------------  -------------
Stockholders' equity before treasury stock.........................................      1,495,835      1,098,435
Common stock held in treasury at cost:
  20,327,213 and 10,221,757 shares, respectively...................................        842,209        423,863
                                                                                     -------------  -------------
Total stockholders' equity.........................................................        653,626        674,572
                                                                                     -------------  -------------
Total liabilities and stockholders' equity.........................................  $  37,210,009  $  39,831,563
                                                                                     -------------  -------------
                                                                                     -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                            SLM HOLDING CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
Interest income:
  Student loans.........................................................  $  2,105,854  $  2,485,138  $  2,634,506
  Warehousing advances..................................................       101,905       151,086       193,654
  Academic facilities financings:
    Taxable.............................................................        44,224        51,410        52,163
    Tax-exempt..........................................................        41,064        46,558        48,262
                                                                          ------------  ------------  ------------
  Total academic facilities financings..................................        85,288        97,968       100,425
  Investments...........................................................       294,602       573,120       548,582
                                                                          ------------  ------------  ------------
  Total interest income.................................................     2,587,649     3,307,312     3,477,167
  Interest expense:
    Short-term debt.....................................................     1,297,753     1,461,954     1,138,272
    Long-term debt......................................................       627,244     1,064,202     1,444,613
                                                                          ------------  ------------  ------------
  Total interest expense................................................     1,924,997     2,526,156     2,582,885
                                                                          ------------  ------------  ------------
  Net interest income...................................................       662,652       781,156       894,282
  Less: provision for losses............................................        28,619        23,478        27,846
                                                                          ------------  ------------  ------------
  Net interest income after provision for losses........................       634,033       757,678       866,436
                                                                          ------------  ------------  ------------
  Other income:
    Gains on sales of student loans.....................................       117,068       280,221        48,981
    Servicing and securitization revenue................................       280,863       151,221        57,736
    Gains on sales of securities........................................        10,734        16,051         4,525
    Other...............................................................        68,302        48,344        28,301
                                                                          ------------  ------------  ------------
  Total other income....................................................       476,967       495,837       139,543
                                                                          ------------  ------------  ------------
  Operating expenses:
    Salaries and benefits...............................................       189,917       224,554       206,347
    Other...............................................................       170,952       269,213       199,305
                                                                          ------------  ------------  ------------
  Total operating expenses..............................................       360,869       493,767       405,652
                                                                          ------------  ------------  ------------
  Income before income taxes and minority interest in net earnings of
    subsidiary..........................................................       750,131       759,748       600,327
                                                                          ------------  ------------  ------------
  Income tax:
    Current.............................................................       306,310       217,383       204,856
    Deferred............................................................       (68,337)       23,776       (23,939)
                                                                          ------------  ------------  ------------
  Total income taxes....................................................       237,973       241,159       180,917
  Minority interest in net earnings of subsidiary.......................        10,694        10,694        10,694
                                                                          ------------  ------------  ------------
  Net income............................................................  $    501,464  $    507,895  $    408,716
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
  Basic earnings per share..............................................  $       2.99  $       2.80  $       2.10
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
  Average common shares outstanding.....................................       167,684       181,554       194,466
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
  Diluted earnings per share............................................  $       2.95  $       2.78  $       2.09
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
  Average common and common equivalent shares outstanding...............       170,066       182,941       195,339
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                            SLM HOLDING CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                        COMMON STOCK SHARES                       ADDITIONAL
                                                                -----------------------------------    COMMON       PAID-IN
                                                                  ISSUED     TREASURY   OUTSTANDING     STOCK       CAPITAL
                                                                ----------  ----------  -----------  -----------  -----------

BALANCE AT DECEMBER 31, 1995..................................  434,426,195 (232,454,334) 201,971,861  $  86,885   $ 475,757
  Comprehensive income:
    Net Income................................................
    Other comprehensive income, net of tax:
      Unrealized gains (losses) on investments, net of tax....
  Comprehensive income........................................
  Cash dividends ($.47 per share).............................
  Issuance of common shares...................................   2,008,304               2,008,304          402       22,633
  Tax benefit related to employee stock option and purchase
    plan......................................................                                                         7,393
  Repurchase of common shares.................................              (16,063,082) (16,063,082)
  Retirement of treasury shares...............................  (206,500,000) 206,500,000          -    (41,300)    (505,783)
                                                                ----------  ----------  -----------  -----------  -----------
BALANCE AT DECEMBER 31, 1996..................................  229,934,499 (42,017,416) 187,917,083     45,987           --
  Comprehensive income:
    Net Income................................................
    Other comprehensive income, net of tax:
      Unrealized gains (losses) on investments, net of tax....
  Comprehensive income........................................
  Cash dividends ($.52 per share).............................
  Issuance of common shares...................................   3,473,351               3,473,351          695       59,316
  Issuance of warrants........................................                                                        12,393
  Tax benefit related to employee stock option and purchase
    plan......................................................                                                        22,879
  Premiums on equity forward purchase contracts...............                                                       (18,082)
  Repurchase of common shares.................................              (17,979,497) (17,979,497)
  Retirement of treasury shares...............................  (49,775,156) 49,775,156         --       (9,956)     (47,668)
                                                                ----------  ----------  -----------  -----------  -----------
BALANCE AT DECEMBER 31, 1997..................................  183,632,694 (10,221,757) 173,410,937     36,726       28,838
  Comprehensive income:
    Net income................................................
    Other comprehensive income, net of tax:
      Unrealized gains (losses) on investments, net of tax....
  Comprehensive income........................................
  Cash dividends ($.57 per share).............................
  Issuance of common shares...................................     821,172                 821,172          165       21,129
  Tax benefit related to employee stock option and purchase
    plan......................................................                                                         4,093
  Premiums on equity forward purchase contracts...............                                                       (27,189)
  Repurchase of common shares.................................              (10,105,456) (10,105,456)
                                                                ----------  ----------  -----------  -----------  -----------
BALANCE AT DECEMBER 31, 1998..................................  184,453,866 (20,327,213) 164,126,653  $  36,891    $  26,871
                                                                ----------  ----------  -----------  -----------  -----------
                                                                ----------  ----------  -----------  -----------  -----------

                                                                                        UNREALIZED
                                                                 RETAINED    TREASURY    GAINS ON    STOCKHOLDERS'
                                                                 EARNINGS      STOCK    INVESTMENTS     EQUITY
                                                                -----------  ---------  -----------  -------------
BALANCE AT DECEMBER 31, 1995..................................   $2,728,383  $(2,794,549)  $ 370,846   $ 867,322
  Comprehensive income:
    Net Income................................................     408,716                               408,716
    Other comprehensive income, net of tax:
      Unrealized gains (losses) on investments, net of tax....                             (21,611)      (21,611)
                                                                                                     -------------
  Comprehensive income........................................                                           387,105
  Cash dividends ($.47 per share).............................     (90,994)                              (90,994)
  Issuance of common shares...................................                                            23,035
  Tax benefit related to employee stock option and purchase
    plan......................................................                                             7,393
  Repurchase of common shares.................................                (359,914)                 (359,914)
  Retirement of treasury shares...............................  (2,070,216)  2,617,299                    --
                                                                -----------  ---------  -----------  -------------
BALANCE AT DECEMBER 31, 1996..................................     975,889    (537,164)    349,235       833,947
  Comprehensive income:
    Net Income................................................     507,895                               507,895
    Other comprehensive income, net of tax:
      Unrealized gains (losses) on investments, net of tax....                              29,501        29,501
                                                                                                     -------------
  Comprehensive income........................................                                           537,396
  Cash dividends ($.52 per share).............................     (93,630)                              (93,630)
  Issuance of common shares...................................                                            60,011
  Issuance of warrants........................................                                            12,393
  Tax benefit related to employee stock option and purchase
    plan......................................................                                            22,879
  Premiums on equity forward purchase contracts...............                                           (18,082)
  Repurchase of common shares.................................                (680,342)                 (680,342)
  Retirement of treasury shares...............................    (736,019)    793,643                        --
                                                                -----------  ---------  -----------  -------------
BALANCE AT DECEMBER 31, 1997..................................     654,135    (423,863)    378,736       674,572
  Comprehensive income:
    Net income................................................     501,464                               501,464
    Other comprehensive income, net of tax:
      Unrealized gains (losses) on investments, net of tax....                              (6,997)       (6,997)
                                                                                                     -------------
  Comprehensive income........................................                                           494,467
  Cash dividends ($.57 per share).............................     (95,265)                              (95,265)
  Issuance of common shares...................................                                            21,294
  Tax benefit related to employee stock option and purchase
    plan......................................................                                             4,093
  Premiums on equity forward purchase contracts...............                                           (27,189)
  Repurchase of common shares.................................                (418,346)                 (418,346)
                                                                -----------  ---------  -----------  -------------
BALANCE AT DECEMBER 31, 1998..................................   $1,060,334  $(842,209)  $ 371,739     $ 653,626
                                                                -----------  ---------  -----------  -------------
                                                                -----------  ---------  -----------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                            SLM HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                           YEARS ENDED DECEMBER 31,
                                                               -------------------------------------------------
                                                                    1998             1997             1996
                                                               ---------------  ---------------  ---------------
Operating activities
  Net income.................................................  $       501,464  $       507,895  $       408,716
  Adjustments to reconcile net income to net cash provided by operating activities:
    Gains on sales of student loans..........................         (117,068)        (280,221)         (48,981)
    Provision for losses.....................................           28,619           23,478           27,846
    (Increase) decrease in accrued interest receivable.......           84,749          (76,561)         (11,286)
  (Decrease) in accrued interest payable.....................         (122,053)         (40,231)        (109,214)
    (Increase) decrease in other assets......................          (94,639)          74,591         (225,591)
    Increase (decrease) in other liabilities.................         (157,062)        (149,901)         181,284
                                                               ---------------  ---------------  ---------------
  Total adjustments..........................................         (377,454)        (448,845)        (185,942)
                                                               ---------------  ---------------  ---------------
Net cash provided by operating activities....................          124,010           59,050          222,774
                                                               ---------------  ---------------  ---------------
Investing activities
  Student loans purchased....................................       (8,417,086)      (9,040,097)      (9,869,704)
  Reduction of student loans purchased:
    Installment payments.....................................        2,781,322        2,729,071        3,127,221
    Claims and resales.......................................          782,041        1,112,226        1,277,400
    Proceeds from securitization of student loans............        6,035,218        9,621,989        6,026,780
  Warehousing advances made..................................         (851,837)        (695,061)      (1,391,590)
  Warehousing advance repayments.............................        1,177,759        1,615,892        2,467,198
  Academic facilities financings made........................           (4,302)        (148,033)        (465,596)
  Academic facilities financings repayments..................          203,936          256,420          302,557
  Investments purchased......................................       (9,853,778)     (16,639,867)     (15,966,490)
  Proceeds from sale or maturity of investments..............       10,917,744       19,027,736       16,113,659
                                                               ---------------  ---------------  ---------------
Net cash provided by investing activities....................        2,771,017        7,840,276        1,621,435
                                                               ---------------  ---------------  ---------------
Financing activities
  Short-term borrowings issued...............................      478,111,748      685,921,616      268,027,948
  Short-term borrowings repaid...............................     (473,466,628)    (682,026,471)    (262,994,320)
  Long-term notes issued.....................................        5,527,280        4,691,827        8,304,988
  Long-term notes repaid.....................................      (12,490,124)     (15,994,000)     (15,744,378)
  Equity forward contracts and common stock issued...........           (1,802)          64,809           30,428
  Common stock repurchased...................................         (418,346)        (680,342)        (359,914)
  Dividends paid.............................................          (95,265)         (93,630)         (90,994)
                                                               ---------------  ---------------  ---------------
Net cash used in financing activities........................       (2,833,137)      (8,116,191)      (2,826,242)
                                                               ---------------  ---------------  ---------------
Net increase (decrease) in cash and cash equivalents.........           61,890         (216,865)        (982,033)
Cash and cash equivalents at beginning of year...............           54,022          270,887        1,252,920
                                                               ---------------  ---------------  ---------------
Cash and cash equivalents at end of year.....................  $       115,912  $        54,022  $       270,887
                                                               ---------------  ---------------  ---------------
                                                               ---------------  ---------------  ---------------
Cash disbursements made for:
    Interest.................................................  $     1,868,975  $     2,198,630  $     2,460,870
                                                               ---------------  ---------------  ---------------
                                                               ---------------  ---------------  ---------------
    Income taxes.............................................  $       339,336  $       143,500  $       202,200
                                                               ---------------  ---------------  ---------------
                                                               ---------------  ---------------  ---------------

  The accompanying notes are an integral part of these consolidated financial statements.

                            SLM HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION AND PRIVATIZATION

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

    Under the terms of the Reorganization each outstanding share of common stock, par value $.20 per share, of the GSE was converted into one share of common stock, par value $.20 per share of SLM Holding. The GSE transferred all employees to non- GSE subsidiaries on August 7, 1997 and also transferred certain assets, including stock in certain subsidiaries, to SLM Holding or one of its non-GSE subsidiaries on December 31, 1997. This transfer of the subsidiaries and assets and the related exchange of stock was accounted for at historical cost similar to a pooling of interests and therefore all prior period financial statements and related disclosures presented have been restated as if the Reorganization took place at the beginning of such periods.

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

    The Privatization Act provides that the GSE may continue to issue new debt obligations maturing on or before September 30, 2008. The legislation further provides that the legal status and attributes of the GSE's debt obligations, including Securities and Exchange Commission ("SEC") registration and state tax exemptions, will be fully preserved until their respective maturities. Such debt obligations will remain GSE debt obligations, whether such obligations were outstanding at the time of, or issued subsequent to, the Reorganization. The obligations of SLM Holding do not have GSE status. The GSE will wind down its operations and dissolve on or before September 30, 2008. Any GSE debt obligations outstanding at the date of such dissolution will be defeased through creation of a fully collateralized trust, consisting of U.S. government or agency obligations with cash flows matching the interest and principal obligations of the defeased debt. The Privatization Act further requires that the GSE's outstanding adjustable rate cumulative preferred stock be redeemed on September 30, 2008 or at such earlier time when the GSE is dissolved. Also upon the GSE's dissolution, all of its remaining assets will transfer to the Company.

    The Omnibus Appropriations Act of 1998, signed into law by the President on October 21, 1998, amends the Federal Deposit Insurance Act by, among other things, providing an exception to its current prohibition on affiliations between government-sponsored entities and depository institutions. This exception allows SLM Holding Corporation to become affiliated with a depository institution upon satisfaction of certain conditions and with the approval of the Secretary of the Treasury. Among the conditions are that: the dissolution of the GSE cannot be adversely affected by the affiliation; the dissolution of the GSE must occur within two years after the affiliation is consummated subject to the ability of the Secretary to extend such deadline for up to two one-year periods; and the GSE must be separate and distinct from the

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION AND PRIVATIZATION (CONTINUED) affiliated depository institution and cannot extend credit, provide credit enhancement or purchase any obligation of the depository institution.

2. SIGNIFICANT ACCOUNTING POLICIES

LOANS

    Loans, consisting of federally insured student loans, non-federally insured student loans, student loan participations, warehousing advances, and academic facilities financings are carried at their purchase price which, for student loans, are adjusted for unamortized premiums and unearned purchase discounts.

STUDENT LOAN INCOME

    The Company recognizes student loan income as earned, including adjustments for the amortization of premiums and the accretion of discounts. Interest income earned on student loan participations is recognized in accordance with the terms of the joint venture agreement with the Chase Manhattan Bank (the "Joint Venture") which effectively reflects the underlying interest income earned on the student loans less servicing costs and the general and administrative expenses of the Joint Venture. The Company's investment in the Joint Venture is accounted for using the equity method of accounting.

    In December 1998, the Company and Chase restructured the Joint Venture, whereby student loans originated by Chase will no longer be sold to the Joint Venture and funded through sales of student loan participations to the Company and Chase. Instead, the Company will purchase all loans originated by Chase. The Company will also acquire the existing $3.2 billion of student loans in the Joint Venture that the Company and Chase each own a 50 percent interest in the form of student loan participations.

ALLOWANCE FOR LOSSES

    The Company has established an allowance for potential losses on the existing on-balance sheet portfolio of student loans, academic facilities financings, investments and derivatives. In evaluating the adequacy of the allowance for losses, the Company considers several factors including trends in student loan claims rejected for payment by guarantors, default rates on non-federally insured student loans, the amount of FFELP loans subject to 2 percent risk-sharing, and the credit exposure on all other investments, and derivatives. The allowance is based on periodic evaluations of its loan portfolios considering past experience, changes to federal student loan programs, current economic conditions and other relevant factors. The allowance is maintained at a level that management believes is adequate to absorb estimated credit losses. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant changes.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents includes term federal funds and bank deposits with terms to maturity less than three months.

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVESTMENTS

    Investments are held to provide liquidity, to hedge certain financing activities and to serve as a source of short-term income. Investments are segregated into three categories as required under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Securities that are actively traded are accounted for at fair market value with unrealized gains and losses included in investment income. Securities that are intended to be held-to-maturity are accounted for at amortized cost. Securities that fall outside of the two previous categories are considered as available-for-sale. Such securities are carried at market value, with the after-tax unrealized gain or loss, along with after-tax unrealized gain or loss on instruments which hedge such securities, carried as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts.

INTEREST EXPENSE

    Interest expense is based upon contractual interest rates adjusted for net payments under derivative financial instruments with off-balance sheet risks, which include interest rate swap agreements, foreign currency exchange agreements, the amortization of debt issuance costs, and deferred gains and losses on hedge transactions entered into to reduce interest rate risk.

INTEREST RATE SWAPS

    The Company utilizes interest rate swap agreements ("interest rate swaps") principally for hedging purposes to alter the interest rate characteristics of its debt in order to manage interest rates. This enables the Company to match the interest rate characteristics of borrowings to specific assets in order to lock in spreads. The Company does not hold or issue interest rate swaps for trading purposes.

    Amounts paid or received under swaps that are used to alter the interest rate characteristics of its interest-sensitive liabilities are accrued and recognized as an adjustment to the interest expense on the related borrowing. The related net receivable or payable from counterparties is included in other assets or other liabilities. Gains and losses associated with the termination of swaps for designated positions are deferred and amortized over the remaining life of the designated instrument as an adjustment to interest expense.

    The Company's credit exposure on swaps is limited to its unrealized gains in the event of nonperformance by the counterparties. The Company manages the credit risk associated with these instruments by performing credit reviews of counterparties and monitoring market conditions to establish counterparty, sovereign and instrument-type credit lines and, when appropriate, requiring collateral.

FLOOR INTEREST CONTRACTS

    The Company enters into Floor Interest Contracts with third parties, under which the Company receives an up-front payment and agrees to pay the difference between the minimum borrower interest rate less the applicable Special Allowance Percentage ("SAP") rate ("the Strike Rate") and the average of 91-day Treasury bill rates over the period of the contract. If the Strike Rate is less than the average Treasury bill rate, then no payment is required. These upfront payments are being amortized to student

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) loan income over the average life of the contracts, which is approximately eight months for the 1998 and 1997 contracts and two years for the 1996 contracts.

INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are determined for temporary differences between the carrying amounts of assets or liabilities for book purposes versus tax purposes, based on the enacted tax rates which are expected to be in effect when the underlying items of income and expense are expected to be realized. The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return.

EARNINGS PER COMMON SHARE

    Net income per share is calculated in accordance with SFAS No. 128, "Earnings per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement and a reconciliation of the numerator and denominator used in the basic EPS calculation to the numerator and denominator used in the diluted EPS calculation. Basic earnings per common share were computed using the weighted average of common shares outstanding during the year. Diluted earnings per common share were computed using the weighted average of common and common equivalent shares outstanding during the year. Common equivalent shares include shares issuable upon exercise of incentive stock options, and in 1997 and 1998, warrants for voting common stock. Equity forward transactions are included in common equivalent shares if the average market price of the Company's stock is less than the forward contract's exercise price.

CONSOLIDATION

    The consolidated financial statements include the accounts of SLM Holding and its subsidiaries, after eliminating significant intercompany accounts and transactions.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, reported amounts of revenues and expenses and other disclosures. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain reclassifications have been made to the balances as of and for the years ended December 31, 1997 and 1996, to be consistent with classifications adopted for 1998.

COMPREHENSIVE INCOME

    The Company adopted SFAS 130, "Accounting for Comprehensive Income," during 1998. This statement establishes standards for reporting and display of comprehensive income and its components (including revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Company's unrealized gains on investments represent the only component of comprehensive income which is excluded from net income for 1998 and prior years. The Company's comprehensive income has been presented in the consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Post-retirement Benefits," which standardizes the disclosure requirements for pensions and other post-retirement benefits; requires additional information on changes in the benefit obligations and fair values of plan assets; and eliminates certain disclosure requirements. The standard does not change the recognition or measurement requirements for post-retirement benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997 and, accordingly, the Company adopted the standards in the fiscal year beginning January 1, 1998.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for derivative financial instruments that qualify as fair value hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement and requires that a Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Derivative financial instruments that qualify as cashflow hedges are reported as an adjustment to stockholders' equity as a component of other comprehensive income. The Statement could result in increased period to period volatility in reported net income. Management is continuing to assess the potential impact of the Statement on the Company's reported results of operations and financial position. The Company will adopt SFAS No. 133 on January 1, 2000.

3. STUDENT LOANS

    The Company purchases student loans from originating lenders, typically just before the student leaves school and is required to begin repayment of the loan. The Company's portfolio consists principally of loans originated under two federally sponsored programs--the Federal Family Education Loan Program ("FFELP") and the Health Education Assistance Loan Program ("HEAL"). The Company also originates private loans from time to time.

    There are three principal categories of FFELP loans: Stafford loans, PLUS loans, and consolidation loans. Generally, Stafford and PLUS loans have repayment periods of between five and ten years. Consolidation loans have repayment periods of twelve to thirty years. FFELP loans obligate the borrower to pay interest at a stated fixed rate or an annually reset variable rate that has a cap. However, the yield to holders is subsidized on the borrowers' behalf by the federal government to provide a market rate of return. The formula through which the subsidy is determined is referred to as SAP. SAP is paid whenever the average of all of the 91-day Treasury bill auctions in a calendar quarter, plus a spread of between 2.20 and 3.50 percentage points depending on the loan status and when it was originated, exceeds the rate of interest which the borrower is obligated to pay. Thus, the Company earns interest at the greater of the borrower rate or the rate determined by the SAP formula.

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. STUDENT LOANS (CONTINUED)
    As discussed above, if the floating rate is less than the rate the borrower is obligated to pay, the Company earns interest at the borrower rate. The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, either directly or through the use of derivative financial instruments, to mimic the interest rate characteristics of the student loans. These borrowings, however, generally do not have minimum rates like the student loans they finance, rather they float over all interest rate ranges. As a result, in periods of declining interest rates the portfolio of managed student loans may be earning at the minimum rate, which is the rate the borrower is obligated to pay, while the Company's funding costs continue to decline along with Treasury bill rates. For loans where the borrower's interest rate is fixed to term, declining interest rates may benefit the spread earned on student loans for extended periods of time. The Company's portfolio of student loans originated under the FFELP have borrower interest rates that are either fixed to term or are reset annually on July 1 of each year. For loans where the borrower's interest rate is reset annually, any benefit of declining interest rates will only benefit student loan spreads through the next annual reset of the borrower's interest rates, which occurs on July 1 of each year.

    The Company is required to pay a 30 basis point "offset fee" on FFELP loans purchased and held after August 10, 1993 and a 105 basis point consolidation lender fee on all consolidation loans purchased and held after October 1, 1993. Also, all loans acquired after October 1, 1993 are subject to risk sharing on claim payments under which the loan is guaranteed for 98 percent of the balance plus accrued interest. Offset fees, consolidation loan rebate fees, risk-sharing and yield reductions continue to have an increasing adverse effect on the Company as a higher percentage of loans originated after August 1993 and subject to these costs become available to the Company.

    The estimated average remaining term of student loans in the Company's portfolio was approximately 7 years and 6 years at December 31, 1998 and 1997, respectively. The following table reflects the distribution of the Company's student loan portfolio by program.

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1998           1997
                                                                 -------------  -------------
FFELP--Stafford................................................  $  14,195,970  $  13,613,173
FFELP--PLUS/SLS................................................      2,047,635      2,539,222
FFELP--Consolidation loans.....................................      8,018,638      9,230,050
HEAL...........................................................      2,430,520      2,678,401
Non-federally insured..........................................      1,589,742      1,382,530
                                                                 -------------  -------------
Total student loans............................................  $  28,282,505  $  29,443,376
                                                                 -------------  -------------
                                                                 -------------  -------------

    As of December 31, 1998 and 1997, 84 percent and 86 percent, respectively, of the Company's on-balance sheet student loan portfolio was in repayment.

    Holders of FFELP loans are insured against the borrower's default, death, disability or bankruptcy. Insurance on FFELP loans is provided by certain state or non-profit guarantee agencies, which are reinsured by the federal government. FFELP loans originated prior to October 1, 1993 are reinsured 100 percent by the federal government, while FFELP loans originated after October 1, 1993 are reinsured for 98 percent of their unpaid balance resulting in 2 percent risk-sharing for holders of these loans. At December 31, 1998 and 1997, the Company owned $9.0 billion and $12.4 billion of 100 percent reinsured

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. STUDENT LOANS (CONTINUED)
FFELP loans, and $15.3 billion and $13.0 billion of 98 percent reinsured loans, respectively. HEAL loans are directly insured by the federal government. Both FFELP and HEAL loans are subject to regulatory requirements relating to servicing. In the event of default on a student loan or the borrower's death, disability or bankruptcy, the Company files a claim with the insurer or guarantor of the loan, who, provided the loan has been properly originated and serviced, and in the case of HEAL, litigated pays the Company the unpaid principal balance and accrued interest on the loan less risk-sharing, where applicable.

    Claims not immediately honored by the guarantor because of servicing or origination defects are returned for remedial servicing, during which period income is not recognized. On certain paid claims, guarantors assess a penalty for minor servicing defects. Costs associated with claims on defaulted student loans, which include such penalties, reduced interest income on student loans by $10.0 million, $10.9 million and $12.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

    Non-federally insured loans are education-related student loans to students attending post-secondary educational institutions. Over 88 percent of the Company's non-federally insured student loans are insured by the Company's wholly-owned subsidiary, the Hemar Insurance Corporation of America ("HICA"). Accordingly, the Company bears all risk of loss on these loans.

4. ALLOWANCE FOR LOSSES

    The following table summarizes changes in the allowance for losses for the years ended December 31, 1998, 1997 and 1996, respectively.

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                              1998        1997        1996
                                                           ----------  ----------  ----------
Balance at beginning of period...........................  $  273,412  $  255,380  $  210,241
Additions
  Provisions for losses..................................      28,619      23,478      27,846
  Insurance reserves acquired............................      19,344      22,653      19,865
  Recoveries.............................................       1,703       5,961       7,235
Deductions
  Reductions for sales of student loans..................      (6,249)    (10,556)     (3,188)
  Write-offs.............................................     (23,644)    (23,504)     (6,619)
                                                           ----------  ----------  ----------
Balance at end of period.................................  $  293,185  $  273,412  $  255,380
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

5. INVESTMENTS

    At December 31, 1998 and 1997, all investments with the exception of other investments are classified as available-for-sale securities under SFAS No. 115 and carried at fair market values which approximate amortized costs, except for U.S. Treasury securities which have an amortized cost of $957 million and $887 million, respectively. The fair market value of U.S. Treasury securities is adjusted for unrealized gains and losses on $1.2 billion of interest rate swaps (See Note 9), which are held to reduce interest rate risk related to these securities ($125 million of unrealized losses at December 31, 1998 and $45.7 million of

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. INVESTMENTS (CONTINUED)
unrealized losses at December 31, 1997). A summary of investments at December 31, 1998 and 1997 follows:

                                                           DECEMBER 31, 1998
                                          ----------------------------------------------------
                                                           GROSS        GROSS
                                           AMORTIZED    UNREALIZED   UNREALIZED      MARKET
                                              COST         GAINS       LOSSES        VALUE
                                          ------------  -----------  -----------  ------------
Available-for-sale
  U.S. Treasury and other U.S.
    government Agencies obligations
      U.S. Treasury securities..........  $    956,568   $ 663,756   $  (125,010) $  1,495,314
  State and political subdivisions of
    the U.S.
      Student loan revenue bonds........       118,143       5,112            --       123,255
  Asset-backed and other securities
      Asset-backed securities...........     1,462,883         127       (18,434)    1,444,576
      Variable corporate bonds..........       100,000          42            --       100,042
      Commercial paper..................       134,985          --            --       134,985
      Other securities..................         8,800          --            --         8,800
                                          ------------  -----------  -----------  ------------
  Total available-for-sale investment
    securities..........................  $  2,781,379   $ 669,037   $  (143,444) $  3,306,972
                                          ------------  -----------  -----------  ------------
                                          ------------  -----------  -----------  ------------
Held-to-maturity
  Other.................................  $    683,452   $     246   $        --  $    683,698
                                          ------------  -----------  -----------  ------------
                                          ------------  -----------  -----------  ------------

                                                            DECEMBER 31, 1997
                                           ----------------------------------------------------
                                                            GROSS        GROSS
                                            AMORTIZED    UNREALIZED   UNREALIZED      MARKET
                                               COST         GAINS       LOSSES        VALUE
                                           ------------  -----------  -----------  ------------
Available-for-sale
  U.S. Treasury and other U.S. government
    Agencies obligations
      U.S. Treasury securities...........  $    886,918   $ 583,119    $ (46,163)  $  1,423,874
  State and political subdivisions of the
    U.S.
      Student loan revenue bonds.........       189,467       7,364           --        196,831
  Asset-backed and other securities
      Asset-backed securities............     2,613,914       2,686          (32)     2,616,568
      Variable corporate bonds...........       250,589         168           --        250,757
      Commercial paper...................        52,947          --           --         52,947
      Other securities...................         9,000          --           --          9,000
                                           ------------  -----------  -----------  ------------
  Total available-for-sale investment
    securities...........................  $  4,002,835   $ 593,337    $ (46,195)  $  4,549,977
                                           ------------  -----------  -----------  ------------
                                           ------------  -----------  -----------  ------------
Held-to-maturity
  Other..................................  $    525,962   $     144    $    (110)  $    525,996
                                           ------------  -----------  -----------  ------------
                                           ------------  -----------  -----------  ------------

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. INVESTMENTS (CONTINUED)
    The Company sold available-for-sale securities with a carrying value of $367 million, $5.6 billion and $4.6 billion for the years ended December 31, 1998, 1997 and 1996, respectively.

    As of December 31, 1998, stated maturities and maturities if accelerated to the put or call dates for investments are shown in the following table:

                                                               DECEMBER 31, 1998
                                                  -------------------------------------------
                                                                       AVAILABLE-FOR-SALE
                                                  HELD-TO-MATURITY --------------------------
                                                  ---------------                MATURITY TO
                                                      STATED          STATED        PUT OR
YEAR OF MATURITY                                     MATURITY        MATURITY     CALL DATE
------------------------------------------------  ---------------  ------------  ------------
1999............................................    $    17,459    $    345,922  $    348,951
2000............................................         98,020          34,566        43,181
2001............................................          1,173          51,233        48,261
2002............................................            624         143,246       159,933
2003............................................            377         121,587       113,389
2004-2008.......................................        216,754       1,657,697     1,643,573
after 2008......................................        349,045         952,721       949,684
                                                  ---------------  ------------  ------------
                                                    $   683,452    $  3,306,972  $  3,306,972
                                                  ---------------  ------------  ------------
                                                  ---------------  ------------  ------------

6. SHORT-TERM BORROWINGS

    Short-term borrowings have an original or remaining term to maturity of one year or less. The following tables summarize outstanding short-term notes at December 31, 1998, 1997 and 1996, the weighted average interest rates at the end of each period, and the related average balances, weighted average interest rates and weighted average effective interest rates, which include the effects of related off-balance sheet financial instruments (see Note 9) during the periods.

                                                                                      YEAR ENDED DECEMBER 31, 1998
                                                        AT DECEMBER 31, 1998     ---------------------------------------
                                                     --------------------------                               WEIGHTED
                                                                     WEIGHTED                    WEIGHTED      AVERAGE
                                                                      AVERAGE                     AVERAGE     EFFECTIVE
                                                        ENDING       INTEREST       AVERAGE      INTEREST     INTEREST
                                                        BALANCE        RATE         BALANCE        RATE         RATE
                                                     -------------  -----------  -------------  -----------  -----------
Six month floating rate notes......................  $   3,249,352        5.14%  $   2,898,495        5.32%        5.40%
Other floating rate notes..........................      7,361,686        5.11       3,663,277        5.39         5.41
Discount notes.....................................      4,429,756        5.06       2,556,366        5.22         5.27
Fixed rate notes...................................      4,724,823        5.41       6,531,461        5.64         5.40
Securities sold--not yet purchased and repurchase
  agreements.......................................          5,600        5.50         213,871        5.63         5.63
Short-term portion of long-term notes..............      6,817,287        5.05       8,418,547        5.48         5.24
                                                     -------------         ---   -------------         ---          ---
Total short-term borrowings........................  $  26,588,504        5.14%  $  24,282,017        5.47%        5.34%
                                                     -------------         ---   -------------         ---          ---
                                                     -------------         ---   -------------         ---          ---
Maximum outstanding at any month end...............  $  27,142,913
                                                     -------------
                                                     -------------

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. SHORT-TERM BORROWINGS (CONTINUED)

                                                                                      YEAR ENDED DECEMBER 31, 1997
                                                        AT DECEMBER 31, 1997     ---------------------------------------
                                                     --------------------------                               WEIGHTED
                                                                     WEIGHTED                    WEIGHTED      AVERAGE
                                                                      AVERAGE                     AVERAGE     EFFECTIVE
                                                        ENDING       INTEREST       AVERAGE      INTEREST     INTEREST
                                                        BALANCE        RATE         BALANCE        RATE         RATE
                                                     -------------  -----------  -------------  -----------  -----------
Six month floating rate notes......................  $   3,149,410        5.55%  $   2,907,533        5.39%        5.48%
Other floating rate notes..........................      3,545,717        5.63       2,478,985        5.39         5.41
Discount notes.....................................      1,641,221        5.67       5,390,829        5.43         5.49
Fixed rate notes...................................      6,789,749        5.78       5,982,389        5.87         5.58
Securities sold--not yet purchased and repurchase
  agreements.......................................             --          --         292,001        5.43         5.43
Short-term portion of long-term notes..............      8,049,412        5.74       9,496,177        5.67         5.51
                                                     -------------         ---   -------------         ---          ---
Total short-term borrowings........................  $  23,175,509        5.70%  $  26,547,914        5.61%        5.51%
                                                     -------------         ---   -------------         ---          ---
                                                     -------------         ---   -------------         ---          ---
Maximum outstanding at any month end...............  $  29,084,281
                                                     -------------
                                                     -------------

                                                                                      YEAR ENDED DECEMBER 31, 1996
                                                        AT DECEMBER 31, 1996     ---------------------------------------
                                                     --------------------------                               WEIGHTED
                                                                     WEIGHTED                    WEIGHTED      AVERAGE
                                                                      AVERAGE                     AVERAGE     EFFECTIVE
                                                        ENDING       INTEREST       AVERAGE      INTEREST     INTEREST
                                                        BALANCE        RATE         BALANCE        RATE         RATE
                                                     -------------  -----------  -------------  -----------  -----------
Six month floating rate notes......................  $   2,699,477        5.23%  $   2,485,322        5.32%        5.42%
Other floating rate notes..........................      2,188,722        5.25       2,088,347        5.43         5.35
Discount notes.....................................      2,377,976        6.43       3,072,019        5.31         5.36
Fixed rate notes...................................      3,964,777        6.01       1,211,197        6.07         5.53
Securities sold--not yet purchased and repurchase
  agreements.......................................             --          --         165,792        4.93         4.93
Short-term portion of long-term notes..............     11,286,675        5.55      11,956,008        5.75         5.45
                                                     -------------         ---   -------------         ---          ---
Total short-term borrowings........................  $  22,517,627        5.66%  $  20,978,685        5.61%        5.43%
                                                     -------------         ---   -------------         ---          ---
                                                     -------------         ---   -------------         ---          ---
Maximum outstanding at any month end...............  $  25,271,494
                                                     -------------
                                                     -------------

    At December 31, 1998, the short-term portion of long-term notes included issues totaling $44 million which require the payment of interest and principal in foreign currencies. To eliminate its exposure to the effect of currency fluctuations on these contractual obligations, the Company had entered into various foreign currency agreements with independent parties (see Note 9).

    To match the interest rate characteristics on short-term notes with the rate characteristics of its assets, the Company enters into interest rate swaps with independent parties. Under these agreements, the Company makes periodic payments, indexed to the related asset rates, in exchange for periodic payments which generally match the Company's interest obligations on fixed or variable rate notes (see Note 9).

7. LONG-TERM NOTES

    The following tables summarize outstanding long-term notes at December 31, 1998 and 1997, the weighted average interest rates and related notional amount of derivatives at the end of the periods, and

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. LONG-TERM NOTES (CONTINUED)
the related average balances and weighted average effective interest rates, which include the effects of related off-balance sheet financial instruments (see Note 9), during the periods.

                                                                                                    YEAR ENDED
                                                                                                DECEMBER 31, 1998
                                                            AT DECEMBER 31, 1998            --------------------------
                                                  ----------------------------------------                  WEIGHTED
                                                                 WEIGHTED      NOTIONAL                      AVERAGE
                                                                  AVERAGE       AMOUNT                      EFFECTIVE
                                                     ENDING      INTEREST         OF           AVERAGE      INTEREST
                                                    BALANCE        RATE       DERIVATIVES      BALANCE        RATE
                                                  ------------  -----------  -------------  -------------  -----------
Floating rate notes:
  U.S. dollar denominated:
    Interest bearing, due 2000-2003.............  $  3,055,745        5.16%   $   693,119   $   3,328,326        5.42%
                                                  ------------       -----   -------------  -------------       -----
Fixed rate notes:
  U.S. dollar denominated:
    Interest bearing, due 2000-2018.............     5,391,029        5.95      7,734,754       7,490,869        5.59
    Zero coupon, due 2014-2022..................       144,823       11.79             --         150,626       10.72
  Foreign currency:
    Interest bearing, due 2000..................       219,000        5.02        438,000         223,697        5.15
                                                  ------------       -----   -------------  -------------       -----
Total fixed rate notes..........................     5,754,852        6.06      8,172,754       7,865,192        5.68
                                                  ------------       -----   -------------  -------------       -----
Total long-term notes...........................  $  8,810,597        5.75%   $ 8,865,873   $  11,193,518        5.60%
                                                  ------------       -----   -------------  -------------       -----
                                                  ------------       -----   -------------  -------------       -----

                                                                                                   YEAR ENDED
                                                                                               DECEMBER 31, 1997
                                                          AT DECEMBER 31, 1997             --------------------------
                                                -----------------------------------------                  WEIGHTED
                                                                WEIGHTED      NOTIONAL                      AVERAGE
                                                                 AVERAGE       AMOUNT                      EFFECTIVE
                                                   ENDING       INTEREST         OF           AVERAGE      INTEREST
                                                   BALANCE        RATE       DERIVATIVES      BALANCE        RATE
                                                -------------  -----------  -------------  -------------  -----------
Floating rate notes:
  U.S. dollar denominated:
    Interest bearing, due 1999-2003...........  $   4,829,849        5.60%  $   1,296,822  $   6,788,026        5.48%
                                                -------------       -----   -------------  -------------         ---
Fixed rate notes:
  U.S. dollar denominated:
    Interest bearing, due 1999-2018...........      9,289,872        6.09      14,506,256     11,184,059        5.64
    Zero coupon, due 1999-2022................        164,495       10.79          25,994        278,944        8.13
  Dual currency, due 1998.....................             --          --              --        168,836        6.74
  Foreign currency:
    Interest bearing, due 1999-2000...........        257,100        5.72         496,210        257,100        5.45
                                                -------------       -----   -------------  -------------         ---
Total fixed rate notes........................      9,711,467        6.16      15,028,460     11,888,939        5.82
                                                -------------       -----   -------------  -------------         ---
Total long-term notes.........................  $  14,541,316        5.97%  $  16,325,282  $  18,676,965        5.70%
                                                -------------       -----   -------------  -------------         ---
                                                -------------       -----   -------------  -------------         ---

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. LONG-TERM NOTES (CONTINUED)

    At December 31, 1998, the Company had outstanding long-term debt issues with call features totaling $4.1 billion. As of December 31, 1998, the stated maturities and maturities if accelerated to the call dates for long-term notes are shown in the following table:

                                                                        DECEMBER 31, 1998
                                                                    --------------------------
                                                                       STATED     MATURITY TO
YEAR OF MATURITY                                                      MATURITY     CALL DATE
------------------------------------------------------------------  ------------  ------------
1999..............................................................  $         --  $  3,921,460
2000..............................................................     6,341,619     4,263,192
2001..............................................................     1,719,133        79,200
2002..............................................................       196,020        44,320
2003..............................................................       105,100        53,700
2004-2022.........................................................       448,725       448,725
                                                                    ------------  ------------
                                                                    $  8,810,597  $  8,810,597
                                                                    ------------  ------------
                                                                    ------------  ------------

    The Company issues debt with interest and/or principal payment characteristics tied to foreign currency indices to attempt to minimize its cost of funds. At December 31, 1998 and 1997, the Company had outstanding long-term foreign currency notes which require the payment of principal and interest in foreign currencies. To eliminate the Company's exposure to the effect of currency fluctuations on these contractual obligations, the Company has entered into various foreign currency agreements with independent parties (see Note 9).

    To match the interest rate characteristics on its long-term notes with the interest rate characteristics of its assets, the Company enters into interest rate swaps with independent parties. Under these agreements, the Company makes periodic payments, indexed to the related asset rates, in exchange for periodic payments which generally match the Company's interest obligations on fixed or variable rate borrowings (see Note 9).

8. STUDENT LOAN SECURITIZATION

    For the years ended December 31, 1998, 1997 and 1996, SLM Funding Corporation, a wholly owned special purpose finance subsidiary of the GSE, purchased from the GSE and sold $6 billion, $9.4 billion and $6 billion, respectively, of student loans to trusts which issued floating rate student loan asset-backed securities in underwritten public offerings. The turbulence in the global financial markets following the Russian bond default in August 1998 caused financing spreads, relative to Treasury bill rates, to widen to levels where term financing in the securitization market did not make economic sense to management. As a result, the Company did not enter into securitization transactions during the second half of 1998. At December 31, 1998 and 1997, securitized student loans outstanding totaled $17.9 billion and $14.1 billion, respectively.

    The Company accounts for its securitization transactions in accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes the accounting for certain financial asset transfers including securitization transactions. Under SFAS 125, the Company records a gain on sale equal to the present value of the expected net cash flows from the trust to the Company over the life of the portfolio sold. The resultant asset (the "Interest Residual") consists of

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. STUDENT LOAN SECURITIZATION (CONTINUED) the net present value of the excess of the interest earned on the portfolio of student loans sold to the trust less the interest paid on the asset-backed securities, servicing and administration fees, the estimated cost of borrower benefit programs, expected losses from risk-sharing on defaulted loans and other student loan related costs. In addition, the Company continues to service the loans in the trusts for a fee and earns that fee over the life of the portfolio. When the contract servicing fee is greater than current market servicing rates, the present value of such excess servicing fees is recognized as a servicing asset and included in the gain on sale.

    For each securitization the Company records the Interest Residual asset and a servicing asset which represent the Company's retained interest in assets sold to the trust. These assets are determined by allocating the previous carrying amount of the student loans securitized among the loans sold, the retained Interest Residual asset and the servicing asset retained based on their relative fair market values at the time of sale. The Interest Residual asset is an available-for-sale security as defined by SFAS 115 and is therefore marked-to-market through equity (net of tax). Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income. Impairment of servicing assets is evaluated periodically using discounted cashflows and comparing them to the net carrying value of those assets with the rate of loan prepayment being the most significant estimate involved in the measurement process. At December 31, 1998, there was no valuation allowance on the servicing asset. At December 31, 1998 and 1997, the Interest Residual asset was $727 million and $451 million and the servicing asset was $44 million and $55 million.

    On July 23, 1997, the U.S. Department Education, pursuant to a court order, decided that the 30 basis point annual Offset Fee does not apply to student loans the GSE has securitized. The GSE initially filed suit in the U.S. District Court for the District of Columbia in April 1995 challenging the Secretary of Education's attempt to apply the Offset Fee to securitized loans. The GSE prevailed, and the Court of Appeals ruled that the fee applies only to loans that the GSE owns. In addition, the Court of Appeals upheld the constitutionality of the Offset Fee, which applies annually with respect to the principal amount of student loans that the Company holds on-balance sheet and that were acquired on or after August 10, 1993. Based upon the favorable final ruling in this matter, the reserve of approximately $97 million pre-tax was reversed and recognized in income in the third quarter of 1997. In the consolidated statements of income, $94 million of the reserve reversal is included in the gain on sale of student loans for 1997 and $3 million is included in servicing and securitization revenue for 1997. Since the third quarter of 1997, all securitization gains are calculated without consideration of the Offset Fee.

9. DERIVATIVE FINANCIAL INSTRUMENTS

DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

    The Company enters into various financial instruments with off-balance sheet risk in the normal course of business primarily to reduce interest rate risk and foreign currency exposure on certain borrowings. These financial instruments include interest rate swaps, interest rate cap and collar agreements, foreign currency swaps, forward currency exchange agreements, options on currency exchange agreements, options on securities and financial futures contracts.

    The Company enters into three general types of interest rate swaps under which it pays the following: 1) a floating rate in exchange for a fixed rate (standard swaps); 2) a fixed rate in exchange for a floating

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) rate (reverse swaps); and 3) a floating rate in exchange for another floating rate, based upon different market indices (basis/reverse basis swaps). At December 31, 1998, the Company had outstanding $11.6 billion, $1.2 billion and $17.8 billion of notional principal amount of standard swaps, reverse swaps and basis/ reverse basis swaps, respectively. Of the Company's $30.6 billion of interest rate swaps outstanding at December 31, 1998, $29.4 billion was related to debt and $1.2 billion was related to investments. At December 31, 1997, the Company had notional principal outstanding of $18.2 billion, $1.1 billion and $16.5 billion of standard swaps, reverse swaps and basis/reverse basis swaps, respectively. Of the Company's $35.8 billion of interest rate swaps outstanding at December 31, 1997, $34.7 billion was related to debt and $1.1 billion was related to investments.

    The following tables summarize the ending balances of the borrowings that have been matched with interest rate swaps and foreign currency agreements at December 31, 1998 and 1997 (dollars in billions).

                                                                           AT DECEMBER 31, 1998
                                          --------------------------------------------------------------------------------------
                                                                           SWAPS
                                                         -----------------------------------------     FOREIGN
                                                                                       BASIS/         CURRENCY         TOTAL
                                           BORROWINGS     STANDARD      REVERSE     REVERSE BASIS    AGREEMENTS     DERIVATIVES
                                          -------------  -----------  -----------  ---------------  -------------  -------------
Short-term borrowings
Six month floating rate notes...........    $      --     $      --    $      --      $      --       $      --      $      --
Other floating rate notes...............          3.2            --           --            6.1              --            6.1
Discount notes..........................           .9            --           --             .9              --             .9
Fixed rate notes........................          4.3           4.2           --            3.3              --            7.5
Securities sold--not yet purchased and
  repurchase agreements.................           --            --           --             --              --             --
Short-term portion of long-term notes...          3.6           2.8           --            3.4              --            6.2
                                                -----         -----        -----          -----           -----          -----
    Total short-term borrowings.........         12.0           7.0           --           13.7              --           20.7
                                                -----         -----        -----          -----           -----          -----
Long-term notes
Floating rate notes:
  U.S. dollar denominated:
    Interest bearing....................           .4            --           --             .7              --             .7
Fixed rate notes:
  U.S. dollar denominated:
    Interest bearing....................          4.6           4.6           --            3.2              --            7.8
    Zero coupon.........................           --            --           --             --              --             --
Foreign currency:
  Interest bearing......................           .2            --           --             .2              .2             .4
                                                -----         -----        -----          -----           -----          -----
    Total long-term notes...............          5.2           4.6           --            4.1              .2            8.9
                                                -----         -----        -----          -----           -----          -----
    Total notes.........................    $    17.2     $    11.6    $      --      $    17.8       $      .2      $    29.6
                                                -----         -----        -----          -----           -----          -----
                                                -----         -----        -----          -----           -----          -----

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

                                                                           AT DECEMBER 31, 1997
                                          --------------------------------------------------------------------------------------
                                                                           SWAPS
                                                         -----------------------------------------     FOREIGN
                                                                                       BASIS/         CURRENCY         TOTAL
                                           BORROWINGS     STANDARD      REVERSE     REVERSE BASIS    AGREEMENTS     DERIVATIVES
                                          -------------  -----------  -----------  ---------------  -------------  -------------
Short-term borrowings
Six month floating rate notes...........    $      --     $      --    $      --      $      --       $      --      $      --
Other floating rate notes...............           .4            --           --             .8              --             .8
Discount notes..........................           .5            --           --             .5              --             .5
Fixed rate notes........................          6.0           6.0           --            4.7              --           10.7
Securities sold--not yet purchased and
  repurchase agreements.................           --            --           --             --              --             --
Short-term portion of long-term notes...          4.0           3.2           --            3.5              --            6.7
                                                -----         -----        -----          -----           -----          -----
    Total short-term borrowings.........         10.9           9.2           --            9.5              --           18.7
                                                -----         -----        -----          -----           -----          -----
Long-term notes
Floating rate notes:
  U.S. dollar denominated:
    Interest bearing....................           .8            .3           --            1.0              --            1.3
Fixed rate notes:
  U.S. dollar denominated:
    Interest bearing....................          8.7           8.7           --            5.8              --           14.5
    Zero coupon.........................           --            --           --             --              --             --
Dual currency...........................           --            --           --             --              --             --
Foreign currency:
  Interest bearing......................           .3            --           --             .2              .3             .5
                                                -----         -----        -----          -----           -----          -----
    Total long-term notes...............          9.8           9.0           --            7.0              .3           16.3
                                                -----         -----        -----          -----           -----          -----
    Total notes.........................    $    20.7     $    18.2    $      --      $    16.5       $      .3      $    35.0
                                                -----         -----        -----          -----           -----          -----
                                                -----         -----        -----          -----           -----          -----

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    The following table summarizes the activity for the Company's interest rate swaps, foreign currency agreements and futures contracts held or issued for purposes other than trading for the years ended December 31, 1996, 1997 and 1998 (dollars in millions).

                                                                                 NOTIONAL PRINCIPAL
                                                                              -------------------------
                                                                                INTEREST      FOREIGN     FUTURES
                                                                                  RATE       CURRENCY    CONTRACT
                                                                                 SWAPS      AGREEMENTS    AMOUNTS
                                                                              ------------  -----------  ---------
Balance, December 31, 1995..................................................   $   36,180    $   1,484   $     180
  Issuances/Opens...........................................................       14,571           14       2,631
  Maturities/Expirations....................................................      (13,369)        (310)       (708)
  Terminations/Closes.......................................................         (300)          --      (1,925)
                                                                              ------------  -----------  ---------
Balance, December 31, 1996..................................................       37,082        1,188         178
  Issuances/Opens...........................................................       11,890            7       4,257
  Maturities/Expirations....................................................      (13,165)        (938)       (885)
  Terminations/Closes.......................................................           --           --      (2,551)
                                                                              ------------  -----------  ---------
Balance, December 31, 1997..................................................       35,807          257         999
  Issuances/Opens...........................................................       14,524           --       2,737
  Maturities/Expirations....................................................      (18,332)          --          --
  Terminations/Closes.......................................................       (1,400)         (38)     (3,170)
                                                                              ------------  -----------  ---------
Balance, December 31, 1998..................................................   $   30,599    $     219   $     566
                                                                              ------------  -----------  ---------
                                                                              ------------  -----------  ---------

INTEREST RATE SWAPS

    Net payments related to the debt-related swaps are recorded in interest expense. For the years ended December 31, 1998, 1997 and 1996, the Company received net payments on debt-related swaps reducing interest expense by $74 million, $105 million and $165 million, respectively.

    As of December 31, 1998, stated maturities of interest rate swaps and maturities if accelerated to the put dates, are shown in the following table (dollars in millions). The maturities of interest rate swaps generally coincide with the maturities of the associated assets or borrowings.

                                                                          DECEMBER 31, 1998
                                                                        ----------------------
                                                                         STATED    MATURITY TO
YEAR OF MATURITY/PUT                                                    MATURITY    PUT DATE
----------------------------------------------------------------------  ---------  -----------
1999..................................................................  $  17,377   $  20,237
2000..................................................................      7,635       6,060
2001..................................................................      4,210       3,075
2002..................................................................        162          12
2003..................................................................         30          30
2004-2008.............................................................      1,185       1,185
                                                                        ---------  -----------
                                                                        $  30,599   $  30,599
                                                                        ---------  -----------
                                                                        ---------  -----------

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
FOREIGN CURRENCY AGREEMENTS

    At December 31, 1998 and 1997, the Company had borrowings with principal repayable in foreign currencies of $263 million and $257 million, respectively. These borrowings were hedged by notional principal of $219 million and $257 million, respectively, of foreign currency swaps. The foreign currency derivative agreements typically mature concurrently with the maturities of the debt. The following table summarizes the outstanding amount of these borrowings and their currency translation values at December 31, 1998 and 1997, using spot rates at the respective dates (dollars in millions).

                                                                                    DECEMBER 31,
                                                                                --------------------
                                                                                  1998       1997
                                                                                ---------  ---------
Carrying value of outstanding foreign currency debt...........................  $     263  $     257
Currency translation value of outstanding foreign currency debt...............  $     218  $     191

FUTURES CONTRACTS

    The Company enters into financial futures contracts to hedge the risk of future interest rate changes. The contracts provide a better matching of interest rate reset dates on debt with the Company's assets. They are also used as anticipatory hedges of debt to be issued to fund the Company's assets. The gains and losses on these hedging transactions are deferred and included in other assets and will be recognized as an adjustment to interest expense. At December 31, 1998 and 1997, the Company had futures contracts that hedged approximately $566 million and $999 million of debt, respectively. Approximately $4.7 million and $4.3 million of realized losses had been deferred at December 31, 1998 and 1997 respectively, related to futures contracts.

FLOOR INTEREST CONTRACTS

    During 1998, 1997 and 1996, the Company entered into Floor Interest Contracts with principal balances of $23 billion, $11 billion and $13 billion, respectively, in exchange for upfront payments of $38 million, $14 million and $128 million, respectively. For the years ended December 31, 1998, 1997 and 1996, the amortization of the upfront payments on fixed and variable Floor Interest Contracts increased student loan income by $52 million, $41 million and $23 million, respectively, of which $28 million, $34 million and $22 million, respectively, related to contracts with fixed borrower rates and $24 million, $7 million and $1 million, respectively, related to contracts with annually reset borrower rate. In addition, in 1998 the Company sold Floor Interest Contracts related to off-balance sheet student loans, and the amortization of the upfront payments on these contracts increased securitization revenue by $4 million. For the years ended December 31, 1998, 1997 and 1996, payments under the contracts totaled $58 million, $19 million and $12 million, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES

    From time to time the Company maintains trading positions in derivative financial instruments which are designed to generate additional income based on market conditions. Trading results for these positions were immaterial to the Company's financial statements for the years ended December 31, 1998, 1997 and 1996. As of December 31, 1998, the Company had no trading positions outstanding. During December 1995, the Company entered into a derivative contract of $1.5 billion notional amount whose value is

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) determined by both the market value and the yield of certain AAA rated variable rate asset-backed securities. The mark-to-market gain/(loss) on this contract, which is included in gains/(losses) on sales of securities in the Consolidated Statements of Income, was $(2) million, $3 million and $4 million for the years ended December 31, 1998, 1997 and 1996, respectively. This contract matured on January 15, 1998.

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires estimation of the fair values of financial instruments. The following is a summary of the assumptions and methods used to estimate those values.

STUDENT LOANS

    Fair value was determined by analyzing amounts which the Company has paid recently to acquire similar loans in the secondary market.

WAREHOUSING ADVANCES AND ACADEMIC FACILITIES FINANCINGS

    The fair values of both warehousing advances and academic facilities financings were determined through standard bond pricing formulas using current interest rates and credit spreads.

CASH AND INVESTMENTS

    For investments with remaining maturities of three months or less, carrying value approximated fair value. Investments in U.S. Treasury securities were valued at market quotations. All other investments were valued through standard bond pricing formulas using current interest rates and credit spreads.

SHORT-TERM BORROWINGS AND LONG-TERM NOTES

    For borrowings with remaining maturities of three months or less, carrying value approximated fair value. Where available the fair value of financial liabilities was determined from market quotations. If market quotations were unavailable standard bond pricing formulas were applied using current interest rates and credit spreads.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

    The fair values of off-balance sheet financial instruments were estimated at the amount that would be required to terminate such agreements, taking into account current interest rates and credit spreads.

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
    The following table summarizes the fair values of the Company's financial assets and liabilities, including off-balance sheet financial instruments (dollars in millions):

                                                        DECEMBER 31, 1998                  DECEMBER 31, 1997
                                                ---------------------------------  ---------------------------------
                                                  FAIR     CARRYING                  FAIR     CARRYING
                                                  VALUE      VALUE    DIFFERENCE     VALUE      VALUE    DIFFERENCE
                                                ---------  ---------  -----------  ---------  ---------  -----------
EARNING ASSETS
Student loans.................................  $  29,138  $  28,283   $     855   $  29,773  $  29,444   $     329
Warehousing advances..........................      1,529      1,543         (14)      1,864      1,869          (5)
Academic facilities financings................      1,219      1,180          39       1,405      1,375          30
Cash and investments..........................      4,107      4,106           1       5,130      5,130          --
                                                ---------  ---------       -----   ---------  ---------       -----
Total earning assets..........................     35,993     35,112         881      38,172     37,818         354
                                                ---------  ---------       -----   ---------  ---------       -----
INTEREST BEARING LIABILITIES
Short-term borrowings.........................     26,580     26,589           9      23,161     23,176          15
Long-term notes...............................      8,931      8,810        (121)     14,553     14,541         (12)
                                                ---------  ---------       -----   ---------  ---------       -----
Total interest bearing liabilities............     35,511     35,399        (112)     37,714     37,717           3
                                                ---------  ---------       -----   ---------  ---------       -----
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Interest rate swaps...........................         75         --          75          59         --          59
Forward exchange agreements and foreign
  currency swaps..............................        (56)        --         (56)        (99)        --         (99)
Floor revenue contracts.......................       (179)       (60)       (119)        (59)       (78)         19
Academic facilities financing commitments.....         --         --          --                                 --
Letters of credit.............................         --         --          --                                 --
                                                                           -----                              -----
Excess of fair value over carrying value......                         $     669                          $     336
                                                                           -----                              -----
                                                                           -----                              -----

    At December 31, 1998 and 1997, substantially all interest rate swaps and foreign currency swaps were hedging liabilities.

11. COMMITMENTS AND CONTINGENCIES

    The GSE has committed to purchase student loans during specified periods and to lend funds under the warehousing advance commitments, academic facilities financing commitments and letters of credit programs.

    Letters of credit support the issuance of state student loan revenue bonds. They represent unconditional guarantees of the GSE to repay holders of the bonds in the event of a default. In the event that letters of credit are drawn upon, such loans are collateralized by the student loans underlying the bonds. Under the terms of the Privatization Act, any future activity under warehousing advance commitments, academic facilities financing commitments and letter of credit activity by the GSE is limited to guarantee commitments which were in place on August 7, 1997.

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Commitments outstanding are summarized below:

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1998           1997
                                                                 -------------  -------------
Student loan purchase commitments..............................  $  17,103,585  $  17,494,734
Warehousing advance commitments................................      3,081,515      3,370,419
Academic facilities financing commitments......................         13,200         19,577
Letters of credit..............................................      4,691,974      4,829,089
                                                                 -------------  -------------
                                                                 $  24,890,274  $  25,713,819
                                                                 -------------  -------------
                                                                 -------------  -------------

    The following schedule summarizes expirations of commitments outstanding to the earlier of call date or maturity date at December 31, 1998:

                                                          DECEMBER 31, 1998
                                        ------------------------------------------------------
                                                                      ACADEMIC
                                        STUDENT LOAN   WAREHOUSING   FACILITIES    LETTERS OF
                                          PURCHASES      ADVANCES    FINANCINGS      CREDIT
                                        -------------  ------------  -----------  ------------
1999..................................  $   3,885,721   $   70,191    $  13,200   $    785,290
2000..................................      3,133,668    1,311,323           --      2,100,506
2001..................................      3,275,850           --           --        848,506
2002..................................      6,808,346    1,700,001           --        713,681
2003..................................             --           --           --             --
2004..................................             --           --           --        213,151
Thereafter............................             --           --           --         30,840
                                        -------------  ------------  -----------  ------------
    Total.............................  $  17,103,585   $3,081,515    $  13,200   $  4,691,974
                                        -------------  ------------  -----------  ------------
                                        -------------  ------------  -----------  ------------

MINIMUM STATUTORY CAPITAL ADEQUACY RATIO

    The Privatization Act effectively requires that the GSE maintain a minimum statutory capital adequacy ratio (the ratio of stockholders' equity to total assets plus 50 percent of the credit equivalent amount of certain off-balance sheet items) of at least 2 percent until January 1, 2000 and 2.25 percent thereafter or be subject to certain "safety and soundness" requirements designed to restore such statutory ratio. Management anticipates being able to fund the increase in required capital from the GSE's current and retained earnings. While the GSE may not finance the activities of its non-GSE affiliates, it may, subject to its minimum capital requirements, dividend retained earnings and surplus capital to SLM Holding, which in turn may contribute such amounts to its non-GSE subsidiaries. The Privatization Act now requires management to certify to the Secretary of the Treasury that, after giving effect to the payment of dividends, the statutory capital ratio test would have been met at the time the dividend was declared. At December 31, 1998, the GSE's statutory capital adequacy ratio, after the effect of the dividends to be paid in the first quarter of 1999, was 2.00 percent.

LEGISLATIVE DEVELOPMENTS

    On October 7, 1998, the President signed into law the Higher Education Amendments of 1998, legislation that reauthorizes federal higher education programs for a six-year period (the "Reauthorization

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Legislation"). The Reauthorization Legislation lowers both the borrower interest rate on Stafford loans to a formula based on the 91-day Treasury bill rate plus
2.3 percent (1.7 percent during in-school and grace periods) and the lender's rate after special allowance payments to the 91-day Treasury bill rate plus 2.8 percent (2.2 percent during in-school and grace periods) for loans originated on or after October 1, 1998 and before July 1, 2003. The borrower interest rate on PLUS loans originated during this period will be equal to the 91-day Treasury bill rate plus 3.1 percent. Special allowance payments are also based on the 91-day Treasury bill rate plus 3.1 percent.

LITIGATION

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

    After extended discovery, Merrill Lynch signed a memorandum of settlement terms that calls for Orange County to dismiss all claims against the Company with prejudice and without any payment by the Company to Orange County. Final papers have been signed between Orange County and Merrill Lynch and Orange County has signed a release of claims against Sallie Mae. The settlement agreement, however, must be approved by the court as having been made in "good faith" for purposes of Section 877 of the California Code of Civil Procedure. A number of the non-settling defendants, including a law firm and various broker-dealers, have objected to the good faith settlement motion. A hearing on the motion for good faith settlement was held on November 23, 1998. On that date, the court issued a preliminary order approving the settlement agreement and on March 1, 1999, the court entered a final judgement confirming that order.

12. MINORITY INTEREST

    Upon the Reorganization on August 7, 1997, each outstanding share of common stock of the GSE was converted into one share of common stock of SLM Holding. The outstanding preferred stock of the GSE was not affected by the Reorganization and is reflected as minority interest in the consolidated financial statements.

    The GSE's preferred stock dividends are cumulative and payable quarterly at
4.50 percentage points below the highest yield of certain long-term and short-term U.S. Treasury obligations. The dividend rate for any dividend period will not be less than 5 percent per annum nor greater than 14 percent per annum. For the years ended December 31, 1998, 1997 and 1996, the GSE's preferred dividend rate was 5 percent and reduced net income by $10.7 million. The Privatization Act requires that on the dissolution date of September 30, 2008, the GSE shall repurchase or redeem, or make proper provisions for repurchase or redemption of any outstanding preferred stock. The Company has the option of effecting an earlier dissolution of the GSE if certain conditions are met.

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. COMMON STOCK

    In November 1997, the Company announced that it would effect a 7-for-2 stock split through a stock dividend of an additional five shares for every two already outstanding, effective January 2, 1998, for shareholders of record on December 12, 1997. The stock dividend did not affect the par value of the common stock and as a result, $26.2 million was reclassified from retained earnings ($26.1 million) and additional paid-in-capital ($.1 million) to common stock to account for the additional shares issued. In the consolidated statement of changes in stockholders' equity the effect of the stock dividend has been presented retroactively to the earliest period presented and the balances of common stock, additional paid-in-capital and retained earnings as well as all common stock activity have been restated to reflect the dividend. All share and per share amounts have been restated to reflect the payment of that dividend.

    On August 7, 1997, each outstanding share of GSE common stock, par value $.20 per share, was converted into one share of SLM Holding common stock, par value $.20 per share. Prior to the conversion of common stock, the GSE retired
49.8 million shares of treasury stock at an average price of $15.94 per share resulting in decreases of $10 million to common stock, $48 million to additional paid-in-capital and $736 million to retained earnings. In December 1996, the Company retired 206.5 million shares of common stock held as treasury stock at an average price of $12.67. This retirement decreased the balance in treasury stock by $2.6 billion with corresponding decreases of $41 million in common stock, $506 million in additional paid-in-capital and $2.1 billion to retained earnings.

    The Board of Directors has authorized and reserved 18.9 million common shares for issuance under various compensation and benefit plans. At December 31, 1998, under these authorizations, the Company has 17.0 million shares in reserve and a remaining authority for issuance of 11.3 million shares.

    The Company has engaged in repurchases of its common stock since 1986. In 1998, the Company supplemented its open market common stock purchases by entering into equity forward transactions to purchase 18.5 million shares on a cash or net share settled basis. At December 31, 1998, the Company had contracts outstanding to purchase 20.5 million shares. In January 1999, the Board of Directors increased the Company's authority to repurchase shares through either the open market or through equity forward contracts to 12.7 million shares.

    Basic earnings per common share are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

13. COMMON STOCK (CONTINUED)
and warrants, determined by the treasury stock method, and equity forwards, determined by the reverse treasury stock method, as follows:

                                                                         AVERAGE     EARNINGS
                                                          NET INCOME     SHARES      PER SHARE
                                                          -----------  -----------  -----------
                                                          (THOUSANDS)  (THOUSANDS)
Year ended December 31, 1998
Basic EPS...............................................   $ 501,464      167,684    $    2.99
Dilutive effect of stock options, warrants and equity
  forwards..............................................          --        2,382         (.04)
                                                          -----------  -----------       -----
Diluted EPS.............................................   $ 501,464      170,066    $    2.95
                                                          -----------  -----------       -----
                                                          -----------  -----------       -----
Year ended December 31, 1997
Basic EPS...............................................   $ 507,895      181,554    $    2.80
Dilutive effect of stock options and warrants...........          --        1,387         (.02)
                                                          -----------  -----------       -----
Diluted EPS.............................................   $ 507,895      182,941    $    2.78
                                                          -----------  -----------       -----
                                                          -----------  -----------       -----

14. STOCK OPTION PLANS

    SLM Holding maintains stock option plans for its employees which permit grants of stock options for the purchase of common stock with exercise prices equal to or greater than the market value on the date of grant.

    After the change in management control in August 1997, the Board of Directors granted options, which have 10-year terms and vest in one-third increments, to officers and key employees under the 1993-1998 Stock Option Plan. Options granted to executive management under this plan in August 1997 vest in one year and (1) one-third on the date that the Company's common stock closes above $42.86 per share for five business days; (2) one-third on the date that the Company's common stock closes above $57.14 per share for five business days; and (3) one-third on the date that the Company's common stock price closes above $71.43 per share for five business days. Options granted to officers and key employees in November 1997 vest: (1) one-third, one year from the date of grant;
(2) one-third on the later of one year or the date that the Company's common stock closes above $57.14 per share for five business days; and (3) one-third on the later of one year or the date that the Company's common stock price closes above $71.43 per share for five business days. As of December 31, 1998, one-third of these options had vested. In the event that the Company's common stock price does not close above the predetermined prices, all outstanding options will vest eight years after the date of grant. Under this plan, the Company was originally authorized to grant up to 17.8 million shares. Options granted by prior Boards of Directors generally have 10-year terms and vest one year after the date of grant.

    In May 1998, shareholders approved a Management Incentive Plan, which replaced the 1993-1998 Stock Option Plan. Under this plan, the Board may confer certain awards to officers and employees, which may be in the form of stock options, performance stock, and incentive bonuses. The Board authorized up to 6 million shares of the Company's common stock that could be issued pursuant to such awards and at December 31, 1998, this plan had remaining authority of 5.0 million shares. In 1998, options granted under this plan have ten year terms and vest in one-third increments identical to those of the options granted in

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. STOCK OPTION PLANS (CONTINUED)
November 1997 to officers and key employees. In the event that the Company's common stock price does not close above the predetermined prices, all outstanding options will vest eight years after the date of grant.

    The Company's Board of Directors authorized the grant of options for up to
5.5 million shares of common stock under the Employee Stock Option Plan, of which there is remaining authority of 2.0 million shares at December 31, 1998. Stock options were granted under this plan to all non-officer employees of the Company and have ten year terms with one-half of the options vesting one year from the date of grant and one-half vesting two years from the date of grant.

    The following table summarizes the employee stock option plans for the years ended December 31, 1998, 1997 and 1996. The weighted average fair value of options granted during the year is based on an option-pricing model.

                                                                    YEARS ENDED DECEMBER 31,
                                             -----------------------------------------------------------------------
                                                      1998                    1997                     1996
                                             ----------------------  -----------------------  ----------------------
                                                           AVERAGE                  AVERAGE                 AVERAGE
                                               OPTIONS      PRICE      OPTIONS       PRICE      OPTIONS      PRICE
                                             -----------  ---------  ------------  ---------  -----------  ---------
Outstanding at beginning of year...........    8,365,532  $   37.30     3,261,500  $   17.37    3,832,413  $   13.94
Granted....................................    2,935,893      43.91    13,156,252      40.64    1,139,408      20.88
Exercised..................................     (598,248)     29.89    (2,864,110)     17.53   (1,698,771)     11.97
Canceled...................................   (1,036,271)     39.04    (5,188,110)     44.16      (11,550)     20.86
                                             -----------  ---------  ------------  ---------  -----------  ---------
Outstanding at end of year.................    9,666,906  $   39.58     8,365,532  $   37.30    3,261,500  $   17.37
                                             -----------  ---------  ------------  ---------  -----------  ---------
                                             -----------  ---------  ------------  ---------  -----------  ---------
Exercisable at end of year.................    3,077,332  $   35.88       486,465  $   18.79    2,133,642  $   15.51
                                             -----------  ---------  ------------  ---------  -----------  ---------
                                             -----------  ---------  ------------  ---------  -----------  ---------
Weighted-average fair value of options
  granted during the year..................               $   17.63                $   17.96               $    7.39
                                                          ---------                ---------               ---------
                                                          ---------                ---------               ---------

    The following table summarizes the number, average exercise prices (which ranged from $10 per share to $50 per share) and average remaining contractual life of the employee stock options outstanding at December 31, 1998.

                                                                              AVERAGE REMAINING
EXERCISE PRICES                                   OPTIONS    AVERAGE PRICE    CONTRACTUAL LIFE
-----------------------------------------------  ----------  -------------  ---------------------
Under $20......................................      76,650    $   11.92                5.5Yrs.
$20-$39........................................   2,801,036        35.79                8.5
Above $39......................................   6,789,220        41.46                9.0
                                                 ----------       ------                 --
Total..........................................   9,666,906    $   39.58                9.0Yrs.
                                                 ----------       ------                 --
                                                 ----------       ------                 --

    In May 1996, shareholders approved the Board of Directors Stock Option Plan, which authorized the grant of options to acquire up to 700,000 shares of common stock. Options under this plan are exercisable on the date of grant and have ten year terms. In May 1998, the shareholders approved a Directors' Stock Plan, which replaced the Board of Directors Stock Option Plan. Under the Directors' Stock Plan, the Board authorized the grant of options to acquire up to 3 million shares of common stock, of which there is remaining authority of 1.5 million shares. Options granted under this plan have ten year terms and vest in

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. STOCK OPTION PLANS (CONTINUED)
one-third increments identical to those of the August 1997 executive management options except there is no one year minimum vesting requirement. In the event that the Company's common stock price does not close above the predetermined prices, all outstanding options will vest eight years after the date of grant.

    The following table summarizes the Board of Directors Stock Option Plans for the years ended December 31, 1998, 1997 and 1996.

                                                                       YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------------------------
                                                          1998                   1997                   1996
                                                  ---------------------  ---------------------  --------------------
                                                               AVERAGE                AVERAGE               AVERAGE
                                                   OPTIONS      PRICE     OPTIONS      PRICE     OPTIONS     PRICE
                                                  ----------  ---------  ----------  ---------  ---------  ---------
Outstanding at beginning of year................   1,657,775  $   38.49     220,500  $   20.86         --  $      --
Granted.........................................          --         --   1,638,000      38.96    220,500      20.86
Exercised.......................................      (2,000)     30.86    (141,225)     22.34         --         --
Canceled........................................     (33,409)     39.34     (59,500)     24.39         --         --
                                                  ----------  ---------  ----------  ---------  ---------  ---------
Outstanding at end of year......................   1,622,366      38.48   1,657,775  $   38.49    220,500  $   20.86
                                                  ----------  ---------  ----------  ---------  ---------  ---------
                                                  ----------  ---------  ----------  ---------  ---------  ---------
Exercisable at end of year......................     612,775  $   37.07     614,775  $   37.05    220,550  $   20.86
                                                  ----------  ---------  ----------  ---------  ---------  ---------
                                                  ----------  ---------  ----------  ---------  ---------  ---------
Weighted-average fair value of options granted
  during the year...............................              $      --              $   17.79             $    7.38
                                                              ---------              ---------             ---------
                                                              ---------              ---------             ---------

    At December 31, 1998, the outstanding Board of Directors options had a weighted-average remaining contractual life of 8.5 years.

    SLM Holding accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no compensation expense for stock options granted under the plans. The following table summarizes pro forma disclosures for the years ended December 31, 1998, 1997 and 1996, as if SLM Holding had accounted for employee and Board of Directors stock options granted subsequent to December 31, 1994 under the fair market value method as set forth in SFAS No. 123, "Accounting for Stock-Based Compensation." The fair value for these options was estimated at the date of grant using an option pricing model, with the following weighted average assumptions for the years ended December 31, 1998, 1997 and 1996, respectively: risk-free interest rate of 5 percent, 6 percent and 6 percent; volatility factor of the expected market price of SLM Holding's common stock of 32 percent, 31 percent and 29 percent; dividend growth rate of 2 percent; and the time of exercise-expiration date. Vesting for options with vesting periods tied to the Company's stock price is

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

14. STOCK OPTION PLANS (CONTINUED)
assumed to occur in one-third increments with one-third vesting one year from date of grant; one-third vesting three years from date of grant; and one-third vesting five years from date of grant.

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                              1998        1997        1996
                                                           ----------  ----------  ----------
Net income...............................................  $  501,464  $  507,895  $  408,716
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Pro forma net income.....................................  $  469,470  $  486,052  $  402,420
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

Basic earnings per share.................................  $     2.99  $     2.80  $     2.10
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Pro forma basic earnings per share.......................  $     2.80  $     2.68  $     2.07
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

Diluted earnings per share...............................  $     2.95  $     2.78  $     2.09
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Pro forma diluted earnings per share.....................  $     2.76  $     2.66  $     2.06
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

15. BENEFIT PLANS

PENSION PLANS

    The Company has a qualified noncontributory defined benefit pension plan (the "Plan") covering substantially all employees who meet certain service requirements. The Plan's benefits are based on years of service and the employee's compensation. The Company computes plan benefits on 5-year highest average base salary, a maximum service accrual period of 30 years, and normal retirement age of 62. The Plan is funded annually based on the maximum amount that can be deducted for federal income tax purposes. The assets of the Plan are primarily invested in equities and fixed income securities.

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15. BENEFIT PLANS (CONTINUED)
    The following tables provide a reconciliation of the changes in the Plan's benefit obligation and fair value of assets over the two-year period ending December 31, 1998, and a statement of the funded status as of December 31 of both years:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation at beginning of year.....................  $   92,885  $   75,106
Service cost..........................................................      11,624       8,453
Interest cost.........................................................       5,961       5,617
Actuarial (gain)/loss.................................................     (10,547)      4,111
Benefits paid.........................................................        (574)       (402)
                                                                        ----------  ----------
Benefit obligation at end of year.....................................      99,349      92,885
                                                                        ----------  ----------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year........................     101,389      75,587
Actual return on plan assets..........................................      14,165      19,203
Employer contribution.................................................       1,856       7,001
Benefits paid.........................................................        (574)       (402)
                                                                        ----------  ----------
Fair value of plan assets at end of year..............................     116,836     101,389
                                                                        ----------  ----------
FUNDED STATUS
Funded status at end of year..........................................      17,487       8,504
Unrecognized net actuarial gain.......................................     (29,751)    (15,461)
Unrecognized prior service cost and transition asset..................      (2,320)     (2,528)
                                                                        ----------  ----------
Accrued pension cost..................................................  $  (14,584) $   (9,485)
                                                                        ----------  ----------
                                                                        ----------  ----------

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1998       1997
                                                                             ---------  ---------
Weighted-average assumptions as of December 31
Discount rate..............................................................      7.00%      7.00%
Expected return on plan assets.............................................      8.00%      8.00%
Rate of compensation increase..............................................      6.00%      6.00%

    Net periodic pension cost included the following components:

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Service cost--benefits earned during the period...............  $  11,624  $   8,453  $   8,369
Interest cost on project benefit obligations..................      5,961      5,617      5,055
Expected return on plan assets................................     (9,183)   (19,203)   (13,009)
Net amortization and deferral.................................     (1,271)    12,431      8,429
                                                                ---------  ---------  ---------
Net periodic pension cost.....................................  $   7,131  $   7,298  $   8,844
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15. BENEFIT PLANS (CONTINUED)
    The Company maintains a nonqualified pension plan for certain key employees as designated by the Board of Directors and a nonqualified pension plan for its Board of Directors. The nonqualified pension plans were the only pension plans with an accumulated benefit obligation in excess of plan assets. There are no plan assets in the nonqualified plans due to the nature of the plans. The accumulated benefit obligations for these plans were $10.9 million at December 31, 1998 and $10.4 million at December 31, 1997.

401(K) PLANS

    The Company's 401(k) Savings Plan ("the Plan") is a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees who have been employed by the Company for one or more years and have completed at least a thousand hours of service. Participating employees may contribute up to 6 percent of base salary and these contributions are matched 100 percent by the Company.

    The Company also maintains a non-qualified Plan to ensure that designated participants receive the full amount of benefits to which they would have been entitled under the 401(k) Plan but for limits on compensation and contribution levels imposed by the Internal Revenue Code.

    Total expenses related to the 401(k) plans were $6.5 million, $5.2 million and $5.0 million in 1998, 1997 and 1996, respectively.

16. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16. INCOME TAXES (CONTINUED)
purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Deferred tax liabilities:
  Leases..............................................................  $  315,763  $  352,046
  Unrealized investment gains.........................................     200,167     203,935
  Securitization transactions.........................................          --      39,735
  Other...............................................................      48,778      34,500
                                                                        ----------  ----------
                                                                           564,708     630,216
                                                                        ----------  ----------
Deferred tax assets:
  ExportSS operating costs............................................      39,296      46,643
  Student loan reserves...............................................      35,979      51,188
  In-substance defeasance transactions................................      30,294      30,520
  Asset valuation allowances..........................................      24,467      24,490
  Securitization transactions.........................................       2,049          --
  Other...............................................................      75,592      49,904
                                                                        ----------  ----------
                                                                           207,677     202,745
                                                                        ----------  ----------
Net deferred tax liabilities..........................................     357,031  $  427,471
                                                                        ----------  ----------
                                                                        ----------  ----------

    The GSE is exempt from all state, local and District of Columbia taxes except for real property taxes. SLM Holding and its other subsidiaries are subject to state and local taxes which were immaterial in 1998 and 1997. Deferred tax assets on in-substance defeasance transactions resulted from premiums on the debt extinguished. These premiums are capitalized and amortized over the life of the defeasance trust for tax purposes.

    Reconciliations of the statutory U.S. federal income tax rates to the Company's effective tax rate follow:

                                                                              YEARS ENDED
                                                                             DECEMBER 31,
                                                                    -------------------------------
                                                                      1998       1997       1996
                                                                    ---------  ---------  ---------
Statutory rate....................................................       35.0%      35.0%      35.0%
Tax exempt interest and dividends received deduction..............       (3.0)      (3.0)      (3.8)
Other, net........................................................        (.3)       (.2)      (1.1)
                                                                          ---        ---        ---
Effective tax rate................................................       31.7%      31.8%      30.1%
                                                                          ---        ---        ---
                                                                          ---        ---        ---

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                        1998
                                                                   ----------------------------------------------
                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                                   ----------  ----------  ----------  ----------
Net interest income..............................................  $  174,577  $  177,684  $  149,876  $  160,515
Less: provision for losses.......................................       5,513       6,387       1,905      14,814
                                                                   ----------  ----------  ----------  ----------
Net interest income after provision for losses...................     169,064     171,297     147,971     145,701
Other income.....................................................     130,402     138,643      99,542     108,380
Operating expenses...............................................      90,862      93,732      86,540      89,735
Income taxes.....................................................      66,923      69,303      50,487      51,260
Minority interest in net earnings of subsidiary..................       2,673       2,674       2,674       2,673
                                                                   ----------  ----------  ----------  ----------
Net income.......................................................  $  139,008  $  144,231  $  107,812  $  110,413
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Basic earnings per common share..................................  $      .81  $      .86  $      .65  $      .67
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Diluted earnings per common share................................  $      .80  $      .84  $      .64  $      .66
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

                                                                                        1997
                                                                   ----------------------------------------------
                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                                   ----------  ----------  ----------  ----------
Net interest income..............................................  $  205,170  $  208,060  $  183,599  $  184,327
Less: provision for losses.......................................       6,144         599      13,257       3,478
                                                                   ----------  ----------  ----------  ----------
Net interest income after provision for losses...................     199,026     207,461     170,342     180,849
Other income.....................................................      75,940      78,055     218,691     123,151
Operating expenses...............................................     101,559     115,283     172,945     103,980
Income taxes.....................................................      54,570      51,069      70,821      64,699
Minority interest in net earnings of subsidiary..................       2,674       2,673       2,674       2,673
                                                                   ----------  ----------  ----------  ----------
Net income.......................................................  $  116,163  $  116,491  $  142,593  $  132,648
                                                                   ----------  ----------  ----------  ----------
Basic earnings per common share..................................  $      .62  $      .63  $      .79  $      .76
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Diluted earnings per common share................................  $      .62  $      .63  $      .78  $      .75
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

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

    Under the FFELP, payment of principal and interest with respect to the student loans is guaranteed against default, death, bankruptcy or disability of the applicable borrower by the applicable Guarantee Agency. The Guarantee Agencies are entitled, subject to certain conditions, to be reimbursed for all or a portion of Guarantee Payments they make by the Department pursuant to a program of federal reinsurance under the Act. Guarantee Agencies enter into reinsurance agreements with the Department pursuant to which the Department agrees to reimburse the Guarantee Agency for all or a portion of the amount expended by the Guarantee Agency in discharge of its guarantee obligation with respect to default claims provided the loans have been properly originated and serviced. Except for claims resulting from death, disability or bankruptcy of a borrower or where the school the borrower attended closed or the borrower's eligibility was falsely certified, in which cases the Department pays the full amount of the claim, the amount of reinsurance depends on the default experience of the Guarantee Agency. See "--Federal Insurance and Reinsurance of Guarantee Agencies."

    Guarantee Agencies pay the claims to holders of defaulted loans from their "Federal Reserve Fund." The Federal Reserve Fund is funded by insurance premiums Guarantee Agencies charge on student loans (currently up to 1 percent of loan principal), reinsurance received from the Department and a portion of funds received in connection with their debt collection activities (generally five percent of its collections on defaulted student loans), and investment income from reserve funds. Claims that a Guarantee Agency is financially unable to pay will be paid by the Department or transferred to a financially sound Guarantee Agency, if the Department makes the necessary determination that the Guarantee Agency is financially unable to pay.

    Several types of guaranteed student loans are currently authorized under the
Act: (i) loans to students who pass certain financial need tests ("Subsidized Stafford Loans"); (ii) loans to students who do not pass the Stafford need tests or who need additional loans to supplement their Subsidized Stafford Loans ("Unsubsidized Stafford Loans"); (iii) loans to parents of students ("PLUS Loans") who are dependents and whose need exceed the financing available from Subsidized Stafford Loans and/or Unsubsidized Stafford Loans; and (iv) loans to consolidate the borrower's obligations under various federally authorized student loan programs into a single loan ("Consolidation Loans"). Prior to July 1, 1994 the Act permitted a different type of loan to graduate and professional students and independent undergraduate students and, under certain circumstances, dependent undergraduate students who needed additional loans to supplement their Subsidized Stafford Loans ("Supplemental Loans to Students" or "SLS Loans").

    The FFELP is subject to statutory and regulatory revision from time to time. The most recent significant revisions are contained in the Higher Education Amendments of 1992 ("the 1992 Amendments"), the Omnibus Budget Reconciliation Act of 1993 ("the 1993 Act"), the "Higher Education Technical Amendments of 1993" (the "Technical Amendments") and the Higher Education Amendments of 1998 (the "Reauthorization Legislation"). The 1993 Act contains significant changes to the FFELP and created a direct loan program funded directly by the U.S. Department of Treasury (each loan under such program, a "Federal Direct Student Loan").

    The description and summaries of the Act, the FFELP, the Guarantee Agreements and the other statutes and regulations referred to in this report do not purport to be comprehensive, and are qualified in their entirety by reference to each such statute or regulation. The Act is codified at 20 U.S.C. SectionSection1071 et seq., and the principal regulations promulgated thereunder can be found at 34 C.F.R. Part 682. There can be no assurance that future amendments or modifications will not materially change any of the terms or provisions of the programs described in this report of the statutes and regulations implementing these programs.

LEGISLATIVE AND ADMINISTRATIVE MATTERS

    The 1993 Act, effective August 10, 1993, implemented a number of changes to the federal guaranteed student loan programs, including imposing on lenders or holders of guaranteed student loans certain fees, providing for 2 percent lender risk sharing, reducing interest rates and Special Allowance Payments for certain loans, effectively reducing the interest payable to holders of Consolidation Loans and affecting the Department's financial assistance to Guarantee Agencies, including by reducing the percentage of claims the Department will reimburse Guarantee Agencies and reducing more substantially the premiums and default collections that Guarantee Agencies are entitled to receive and/or retain.

    The Act was amended by enactment of the Reauthorization Legislation, the general provisions of which became effective October 1, 1998 and which extend the principal provisions of the FFELP to July 1, 2003. The Reauthorization Legislation lowered both the borrower interest rate on Stafford loans to a formula based on the 91-day Treasury bill rate plus 2.3 percent (1.7 percent during in-school and grace periods) and the lender's rate after special allowance payments to the 91-day Treasury bill rate plus 2.8 percent (2.2 percent during in-school and grace periods) for loans originated on or after October 1, 1998 and before July 1, 2003. The borrower interest rate on PLUS loans originated during this period will be equal to the 91-day Treasury bill rate plus 3.1 percent. Special allowance payments are also based on the 91-day Treasury bill rate plus 3.1 percent. These rate reductions were first introduced on an interim basis in temporary student loan legislation enacted into law on June 9, 1998 and effective for loans originated from July 1, 1998 through September 30, 1998.

    The Reauthorization Legislation also maintained interest rates for borrowers of Federal Direct Consolidation Loans whose applications for such loans were received prior to February 1, 1999 at 7.46 percent, which rates are adjusted annually based on a formula equal to the 91-day Treasury bill rate plus 2.3 percent. The borrower interest rates on Federal Direct Consolidation Loans for borrowers whose applications are received on or after February 1, 1999 and before July 1, 2003 will be a fixed rate equal to the lesser of the weighted average of the interest rates of the loans consolidated, adjusted up to the nearest one eighth of one percent, and 8.25%. This is the same rate that the Reauthorization Legislation sets on FFELP Consolidation Loans for borrowers whose applications are received on or after October 1, 1998 and before July 31, 2003. The Reauthorization Legislation sets the special allowance payment rate for FFELP Consolidation Loans at the 91-day Treasury bill rate plus 3.1 percent. The annual fee paid by lenders on FFELP Consolidation Loans was reduced under the Reauthorization Legislation from 1.05 percent to .62 percent of the principal plus accrued unpaid interest on any such Consolidation Loans, applications for which are received on or after October 1, 1998 and before February 1, 1999.

ELIGIBLE LENDERS, STUDENTS AND INSTITUTIONS

    Lenders eligible to make and/or hold loans under the FFELP generally include banks, savings and loan associations, credit unions, insurance companies and, under certain conditions, schools and guarantee agencies. Sallie Mae is an eligible lender for making Consolidation Loans, as a lender of last resort and for holding FFELP loans.

    A FFELP loan may be made only to qualified borrowers. Generally a qualified borrower is an individual or parent of an individual who (a) has been accepted for enrollment or is enrolled and is maintaining satisfactory progress at an eligible institution, (b) is carrying or will carry at least one-half of the normal full-time academic workload for the course of study the student is pursuing, as determined by such institution and (c) is not in default on any federal financial aid. Each qualified borrower executes an unsecured promissory note, although more than one loan may be made under the note.

    Eligible institutions are post-secondary schools that meet the requirements set forth in the Act. They include institutions of higher education and post-secondary vocational institutions. With specified exceptions, institutions are excluded from consideration as eligible institutions if the institution (i) has a default rate in excess of the maximums permitted under the Act; (ii) offers more than 50 percent of its courses by correspondence; (iii) enrolls 50 percent or more of its students in correspondence courses; (iv) has a student enrollment in which more than 25 percent of the students are incarcerated; or
(v) has a student enrollment in which more than 50 percent of the students are admitted without a high school diploma or its equivalent on the basis of their ability to benefit from the education provided (as defined by statute and regulation). Further, schools are specifically excluded from participation if
(i) the institution has filed for bankruptcy or (ii) the institution, the owner or its chief executive officer, has been convicted or pleaded NOLO CONTENDERE or guilty to a crime involving the acquisition, use or expenditure of federal student aid funds, or has been judicially determined to have committed fraud involving funds under the student aid program. To participate in the program, the eligibility of a school must be approved by the Department under standards established by regulation.

FINANCIAL NEED ANALYSIS

    Student loans may generally be made in amounts, subject to certain limits and conditions, to cover the student's estimated costs of attendance, including tuition and fees, books, supplies, room and board, transportation and miscellaneous personal expenses (as determined by the institution) less other financial aid. Each borrower must undergo a need analysis, which requires the borrower to submit family financial information that is forwarded to the federal central processor. The central processor evaluates the parents' and student's financial condition under federal guidelines and calculates the amount that the student and/or the family is expected to contribute towards the student's cost of education (the "family contribution"). After receiving information on the family contribution, the institution then subtracts the family contribution from its cost of attendance to determine the student's eligibility for grants, Subsidized Stafford Loans and work assistance. The difference between (a) the sum of the (i) amount of grants, (ii) the amount earned through work assistance and (iii) the amount of Subsidized Stafford Loans for which the borrower is eligible and (b) the student's estimated cost of attendance (the "Unmet Need") may be borrowed through Unsubsidized Stafford Loans. Parents may finance the family contribution amount through their own resources or through PLUS Loans.

SPECIAL ALLOWANCE PAYMENTS

    The Act provides for quarterly special allowance payments ("Special Allowance Payments") to be made by the Department to holders of student loans to the extent necessary to ensure that such holder receives at least a specified market interest rate of return on such loans. The rates for Special Allowance Payments are based on formulas that differ according to the type of loan and the date the loan was originally made or insured. A Special Allowance Payment is made for each of the three-month periods ending March 31, June 30, September 30, and December 31. The Special Allowance Payments equal the average unpaid principal balance (including interest permitted to be capitalized) of all eligible loans held by such holder during such period multiplied by the special allowance percentage. The special allowance percentage is computed by (i) determining the average of the bond equivalent rates of 91-day Treasury bills auctioned for such three-month period,
(ii) subtracting the applicable borrower interest rate on such loans from such average, (iii) adding the applicable Special Allowance Margin (defined below) to the resultant percentage, and (iv) dividing the resultant percentage by four.

DATE OF DISBURSEMENT                  SPECIAL ALLOWANCE MARGIN
------------------------------------  ---------------------------------------------------------------------------
Prior to 10/17/86...................  3.50%
10/17/86-9/30/92....................  3.25%
10/01/92-6/30/95....................  3.10%
7/1/95-6/30/98......................  2.50% (Subsidized and Unsubsidized Stafford Loans, in school, grace or deferment) 3.10% (Subsidized and Unsubsidized Stafford Loans, in repayment and all other loans)
7/1/98-7/1/03.......................  2.20% (Subsidized and Unsubsidized Staford Loans, in school and grace)
                                      2.80% (Subsidized and Unsubsidized Stafford Loans, in repayment) 3.10% on
                                      PLUS Loans and Consolidation Loans

    Special Allowance Payments are available on variable rate PLUS Loans and SLS Loans as described below under "PLUS and SLS Loan Programs" only to cover any amount by which the variable rate, which is reset annually, would exceed the applicable maximum rate.

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

MAXIMUM LOAN AMOUNTS

                         FEDERAL STAFFORD LOAN PROGRAM

                                                                               ALL
                                                                           STUDENTS(1)          INDEPENDENT
                                                                          --------------        STUDENTS(3)
                                                                           BASE AMOUNT    ------------------------
                                                                          SUBSIDIZED AND   ADDITIONAL
                                                             SUBSIDIZED    UNSUBSIDIZED   UNSUBSIDIZED
                                                SUBSIDIZED   ON OR AFTER   ON OR AFTER     ONLY ON OR     TOTAL
BORROWER'S ACADEMIC LEVEL                       PRE-1/1/87     1/1/87       7/7/93(2)     AFTER 7/1/94    AMOUNT
----------------------------------------------  -----------  -----------  --------------  ------------  ----------
Undergraduate (per year)
1st year......................................   $   2,500    $   2,625     $    2,625     $    4,000   $    6,625
2nd year......................................   $   2,500    $   2,625     $    3,500     $    4,000   $    7,500
3rd year & above..............................   $   2,500    $   4,000     $    5,500     $    5,000   $   10,500
Graduate (per year)...........................   $   5,000    $   7,500     $    8,500     $   10,000   $   18,500
Aggregate Limit
  Undergraduate...............................   $  12,500    $  17,250     $   23,000     $   23,000   $   46,000
  Graduate (including undergraduate)..........   $  25,000    $  54,750     $   65,500     $   73,000   $  138,500

------------------------

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

(4) Some graduate health profession students who formerly could have borrowed under the HEAL program may be entitled to increase unsubsidized loan limits not to exceed HEAL statutory limits for each course of study per academic year.

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

                           SUBSIDIZED STAFFORD LOANS

DATE OF DISBURSEMENT              BORROWER RATE              MAXIMUM RATE               INTEREST RATE MARGIN
---------------------------  ------------------------  ------------------------  -----------------------------------
09/13/83-06/30/88..........  8%                                 8.00%
07/01/88-09/30/92..........  8% for 48 months;           8.00% for 48 months,                   3.25%
                             thereafter, 91-Day                then 10%
                             Treasury +
                             Interest Rate Margin
10/01/92-06/30/94..........  91-Day Treasury +                  9.00%                           3.10%
                             Interest Rate Margin
07/01/94-06/30/95..........  91-Day Treasury +                  8.25%                           3.10%
                             Interest Rate Margin
07/01/95-06/30/98..........  91-Day Treasury +                  8.25%                 2.50% (in school, grace,
                             Interest Rate Margin                                           or deferment)
                                                                                        3.10% (in repayment)
07/01/98-07/01/03..........  91-Day Treasury +                  8.25%                1.70% (in school or grace)
                             Interest Rate Margin                                       2.30% (in repayment)

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

    Repayment of principal on a Subsidized or Unsubsidized Stafford Loan typically does not commence while a student remains a qualified student, but generally begins upon expiration of the applicable grace period, as described below. Any borrower may voluntarily prepay without premium or penalty any loan and in connection therewith may waive any grace period or deferment period. In general, each loan must be scheduled for repayment over a period of not more than 10 years after the commencement of repayment. The Act currently requires minimum annual payments of $600 including principal and interest, unless the borrower and the lender agree to lesser payments. Lenders are required to offer borrowers a choice among standard, graduated and income-sensitive repayment schedules. These repayment options must be offered to all new borrowers who entered repayment on or after July 1, 1995. If a borrower fails to elect a particular repayment schedule or fails to submit the documentation necessary for the option the borrower chooses, the standard repayment schedule is used.

    Repayment of principal on a Subsidized Stafford Loan must generally commence following a period of six months after the borrower ceases to pursue at least a half-time course of study (a "Grace Period").

However, during certain other periods (each a "Deferment Period") and subject to certain conditions, no principal repayments need be made, including periods when the student has returned to an eligible educational institution on a half time basis or is pursuing studies pursuant to an approved graduate fellowship program, or when the student is a member of the Armed Forces or a volunteer under the Peace Corps Act or the Domestic Volunteer Service Act of 1973, or when the borrower is temporarily or totally disabled, or periods during which the borrower may defer principal payments because of temporary financial hardship. For new borrowers to whom loans are first disbursed on or after July 1, 1993, payment of principal may be deferred while the borrower is at least a half-time student, is in an approved graduate fellowship program, is enrolled in a rehabilitation program, when the borrower is seeking but unable to find full-time employment, or when for any reason the lender determines that payment of principal will cause the borrower economic hardship; in the case of unemployment or economic hardship the deferment is subject to a maximum deferment period of three years. The Act also requires forbearance of loans in certain circumstances and permits forbearance of loans in certain other circumstances (each such period, a "Forbearance Period").

    The Unsubsidized Stafford Loan program created under the 1992 Amendments to replace the SLS Program is designed for students who do not qualify for Subsidized Stafford Loans because their Unmet Need exceeds what they can borrow under the Subsidized Stafford Loan Program or because they are graduate and professional. The basic requirements for Unsubsidized Stafford Loans are essentially the same as those for the Subsidized Stafford Loans, including with respect to provisions governing the interest rate, the annual loan limits and the Special Allowance Payments. The federal government does not make Interest Subsidy Payments on Unsubsidized Stafford Loans. The borrower must either pay interest on a periodic basis or capitalize the interest that accrues until repayment begins. Subject to the same loan limits established for Subsidized Stafford Loans, the student may borrow up to the amount of such student's cost of attendance less other financial aid.

    PLUS AND SLS LOAN PROGRAMS

    The Act also provides for the PLUS Program. The Act authorizes PLUS Loans to be made to parents of eligible dependent students. The 1992 Act eliminated the SLS Program after July 1, 1994.

    The PLUS program permits parents of dependent students to borrow an amount equal to each student's cost of attendance less other financial aid. Under the former SLS program, independent graduate or professional school students and certain dependent undergraduate students were permitted to borrow subject to the same loan limitations.

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

    The interest rate determination for a PLUS or SLS loan is dependent on when the loan was originally made or disbursed. Some PLUS or SLS loans carry a variable rate. The rate varies annually for each 12-month period beginning on July 1 and ending on June 30. The variable rate is determined on the preceding June 1 and is equal to the lesser of (a) the applicable Maximum Rate or (b) the sum of (i) the bond equivalent rate of 52-week Treasury bills or 91-day Treasury bills, as applicable, auctioned at the final auction held prior to such June 1, and (ii) the applicable Interest Rate Margin as set forth below.

                                 PLUS/SLS LOANS

                                                                                                 INTEREST RATE
DATE OF DISBURSEMENT                                     BORROWER RATE         MAXIMUM RATE         MARGIN
--------------------------------------------------  ------------------------  --------------  -------------------
Prior to 10/01/81.................................  9%                              9%
10/01/81-10/31/82.................................  14%                            14%
11/01/82-06/30/87.................................  12%                            12%
07/01/87-09/30/92.................................  52-Week Treasury +             12%                 3.25%
                                                    Interest Rate Margin
10/01/92-06/30/94.................................  52-Week Treasury +           PLUS 10%              3.10%
                                                    Interest Rate Margin         SLS 11%
06/30/94-06/30/98
  (SLS repealed 07/01/94).........................  52-Week Treasury +              9%                 3.10%
                                                    Interest Rate Margin
07/01/98-07/01/03.................................  91-Day Treasury &               9%                 3.10%
                                                    Interest Rate Margin

    A holder of a PLUS or SLS loan is eligible to receive Special Allowance Payments during any such 12-month period only if, were it not for the Maximum Rate, the borrower rate under the applicable formula would have been higher than the Maximum Rate.

THE CONSOLIDATION LOAN PROGRAM

    The Act authorizes a program under which certain borrowers may consolidate their various student loans into Consolidation Loans that will be insured and reinsured to the same extent as other loans made under the FFELP

    Consolidation Loans are made in an amount sufficient to pay outstanding principal and accrued unpaid interest and late charges on all FFELP loans, as well as loans made pursuant to various other federal student loan programs, which were selected by the borrower for consolidation. The unpaid principal balance of a Consolidation Loan made prior to July 1, 1994 bears interest at a rate not less than 9 percent. The interest rate on a Consolidation Loan made on or after July 1, 1994 and prior to June 30, 1998 is equal to the weighted average of the interest rates on the loans selected for consolidation, rounded upward to the nearest whole percent. Except as noted below, the holder of a Consolidation Loan made on or after October 1, 1993 must pay the Secretary a monthly rebate fee calculated on an annual basis equal to 1.05 percent of the principal plus accrued unpaid interest on any such loan. For borrowers of Federal Direct Consolidation Loans whose applications are received on or after July 1, 1998 and prior to February 1, 1999 the interest rate is equal to the 91-Day Treasury bill rate plus 2.3% (1.7% during in-school and grace periods). The Borrower interest rates on Federal Direct Consolidation Loans for borrowers whose applications are received on or after February 1, 1999 and before July 1, 2003 will be a fixed rate equal to the lesser of the weighted average of the interest rates of the loans consolidated, adjusted up to the nearest one eighth of one percent, and 8.25%. This is the same rate which the Reauthorization Legislation sets on FFELP Consolidation Loans for borrowers whose applications are received on or after October 1, 1998 and before July 31, 2003. The Reauthorization Legislation sets the special allowance payment rate for FFELP Consolidation Loans at the 91-day Treasury bill rate plus 3.1 percent. The annual fee paid by lenders on FFELP Consolidation Loans is reduced under the Reauthorization Legislation from 1.05 percent to .62 percent of the principal plus accrued unpaid interest on any such consolidation loans, applications for which are received on or after October 1, 1998 and before February 1, 1999.

    The repayment term under a Consolidation Loan varies depending upon the aggregate amount of the loans being consolidated. In no case may the repayment term exceed 30 years. A Consolidation Loan is evidenced by an unsecured promissory note and entitles the borrower to prepay the loan, in whole or in part, without penalty.

GUARANTEE AGENCIES

    The Act authorizes Guarantee Agencies to support education financing and credit needs of students at post-secondary schools. Under various programs throughout the United States, Guarantee Agencies insure student loans. The Guarantee Agencies are reinsured by the federal government for 75 percent to 100 percent of claims paid, depending on their claims experience, as described in the table below.

    Guarantee Agencies may collect a one-time insurance fee of up to 1 percent of the principal amount of each loan, other than Consolidation Loans, that the agency guarantees.

    The Guarantee Agencies generally guarantee loans for students attending institutions in their particular state or for residents of their particular state attending schools in another state although most are permitted to guarantee loans throughout the United States. Certain Guarantee Agencies have been designated as the Guarantee Agency for more than one state. Some Guarantee Agencies contract with other entities to administer their guarantee agency programs.

FEDERAL INSURANCE AND REINSURANCE OF GUARANTEE AGENCIES

    A student loan is considered to be in default for purposes of the Act when the borrower fails to make an installment payment when due, or to comply with other terms of the loan, and if the failure persists for 270 days in the case of a loan repayable in monthly installments.

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

    Under the Act, the Department enters into a reinsurance agreement with each Guarantee Agency, which provides for federal reinsurance of amounts paid to eligible lenders by the Guarantee Agency. Pursuant to such agreements, the Department agrees to reimburse a Guarantee Agency for 100 percent of the amounts expended in connection with a claim resulting from the death, bankruptcy, or total and permanent disability of a borrower, the death of a student whose parent is the borrower of a PLUS Loan, or claims by borrowers who received loans on or after January 1, 1986 and who are unable to complete the programs in which they are enrolled due to school closure, or borrowers whose borrowing eligibility was falsely certified by the eligible institution; such claims are not included in calculating a Guaranty Agency's claims experience for federal reinsurance purposes, as set forth below. The Department is also required to repay the unpaid balance of any loan if collection is stayed under Chapter 13 of the Bankruptcy Code, and is authorized to acquire the loans of borrowers who are at high risk of default and who request an alternative repayment option from the Department.

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

GUARANTEE AGENCY'S CLAIMS EXPERIENCE                          APPLICABLE REINSURANCE RATE
------------------------------------  ---------------------------------------------------------------------------
0% up to 5%..................... 95%  (100% for loans disbursed before Oct. 1, 1993; 98% for loans disbursed on or after October 1, 1993 and before October 1, 1998)
5% up to 9%..................... 85%  (90% for loans disbursed before Oct. 1, 1993; 88% for loans disbursed on or after) October 1, 1993 and before October 1, 1998)
9% and over..................... 75%  (80% for loans disbursed before Oct. 1, 1993; 78% for loans disbursed on or after) October 1, 1993 and before October 1, 1998)

    The claims experience is not cumulative. Rather, the claims experience for any given Guarantee Agency is determined solely on the basis of claims for any one federal fiscal year compared with the original principal amount of loans in repayment at the beginning of that year.

    The 1992 Amendments addressed industry concerns regarding the Department's commitment to providing support in the event of Guarantee Agency failures. Pursuant to the 1992 Amendments, Guarantee Agencies are required to maintain reserve fund levels defined as 0.25 percent of the total attributable amount of all outstanding loans guaranteed by the agency for the fiscal year of the agency that begins in 1998. If (i) the Guarantee Agency fails to achieve the minimum reserve level in any two consecutive years, (ii) the Guarantee Agency's federal reimbursements are reduced to 85 percent or (iii) the Department determines the Guarantee Agency's administrative or financial condition jeopardizes its continued ability to perform its responsibilities, the Department must require the Guarantee Agency to submit and implement a management plan to address the deficiencies. The Department may terminate the Guarantee Agency's agreements with the Department if the Guarantee Agency fails to submit the required plan, or fails to improve its administrative or financial condition substantially, or if the Department determines the Guarantee Agency is in danger of financial gcollapse. In such event, the Department is authorized to undertake specified actions to assure the continued payment of claims, including making advances to guarantee agencies to cover immediate cash needs, transferring of guarantees to another Guarantee Agency, or transfer of guarantees to the Department itself.

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

    In addition to the Federal Reserve Fund, which is the property of the United States, each Guarantee Agency has an Agency Operating Fund, which it is permitted to spend on activities related to the FFELP, including oversight of schools and lenders, pre-claim collection assistance, maintenance of records, dissemination public information and issuance of new guarantees. This fund is created from fees paid by the Department.

                                                                     SCHEDULE XX

The Board of Directors and Stockholders
  SLM Holding Corporation

    We have audited the accompanying consolidated statements of income, changes in stockholder's equity and cash flows of SLM Holding Corporation for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of SLM Holding Corporation for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                              ERNST & YOUNG LLP

Washington, D.C.

January 13, 1997