Form 10-Q
period 1999-03-31
SLM HOLDING CORP
filed 1999-05-14
CIK 1032033

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    CLASS                              OUTSTANDING AT MARCH 31, 1999
---------------------------------------------  ---------------------------------------------
        Common Stock, $.20 par value                        162,877,395 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SLM HOLDING CORPORATION

                                   FORM 10-Q

                                     INDEX

                                 MARCH 31, 1999

                                                                                                      PAGE
                                                                                                      ----
PART I FINANCIAL INFORMATION

  Item 1. Financial Statements......................................................................     3

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....     9

PART II OTHER INFORMATION

  Item 1. Legal Proceedings.........................................................................    29

  Item 2. Changes in Securities.....................................................................    29

  Item 3. Defaults Upon Senior Securities...........................................................    29

  Item 4. Submission of Matters to a Vote of Security Holders.......................................    29

  Item 5. Other Information.........................................................................    29

  Item 6. Exhibits and Reports on Form 8-K..........................................................    29

Signatures..........................................................................................    30

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SLM HOLDING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       MARCH 31,    DECEMBER 31,
                                                                                         1999           1998
                                                                                     -------------  -------------
                                                                                      (UNAUDITED)
ASSETS
  Student loans....................................................................  $  30,235,305  $  28,282,505
  Warehousing advances.............................................................      1,540,531      1,542,732
  Academic facilities financings
    Bonds--available-for-sale......................................................        713,199        734,994
    Loans..........................................................................        444,313        445,418
                                                                                     -------------  -------------
  Total academic facilities financings.............................................      1,157,512      1,180,412
  Investments
    Available-for-sale.............................................................      3,038,857      3,306,972
    Held-to-maturity...............................................................        700,603        683,452
                                                                                     -------------  -------------
  Total investments................................................................      3,739,460      3,990,424
  Cash and cash equivalents........................................................        154,701        115,912
  Other assets, principally accrued interest receivable............................      2,009,257      2,098,024
                                                                                     -------------  -------------
    Total assets...................................................................  $  38,836,766  $  37,210,009
                                                                                     -------------  -------------
                                                                                     -------------  -------------

LIABILITIES
  Short-term borrowings............................................................  $  31,205,391  $  26,588,504
  Long-term notes..................................................................      5,556,859      8,810,597
  Other liabilities................................................................      1,200,283        943,399
                                                                                     -------------  -------------
    Total liabilities..............................................................     37,962,533     36,342,500
                                                                                     -------------  -------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY....................................................        213,883        213,883

STOCKHOLDERS' EQUITY
  Common stock, par value $.20 per share, 250,000,000 shares authorized,
    184,773,592 and 184,453,866 shares issued, respectively........................         36,955         36,891
  Additional paid-in capital.......................................................         34,100         26,871
  Unrealized gains on investments (net of tax of $184,909 and $200,167,
    respectively)..................................................................        343,402        371,739
  Retained earnings................................................................      1,149,720      1,060,334
                                                                                     -------------  -------------
  Stockholders' equity before treasury stock.......................................      1,564,177      1,495,835
  Common stock held in treasury at cost: 21,896,197 and 20,327,213 shares,
    respectively...................................................................        903,827        842,209
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................        660,350        653,626
                                                                                     -------------  -------------
      Total liabilities and stockholders' equity...................................  $  38,836,766  $  37,210,009
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                         ------------------------
                                                                                            1999         1998
                                                                                         -----------  -----------
                                                                                         (UNAUDITED)  (UNAUDITED)
Interest income:
  Student loans........................................................................   $ 521,406    $ 568,819
  Warehousing advances.................................................................      21,856       30,415
  Academic facilities financings:
    Taxable............................................................................       9,893       11,353
    Tax-exempt.........................................................................       9,259       11,071
                                                                                         -----------  -----------
  Total academic facilities financings.................................................      19,152       22,424
  Investments..........................................................................      52,951       91,282
                                                                                         -----------  -----------
Total interest income..................................................................     615,365      712,940
Interest expense:
  Short-term debt......................................................................     354,791      347,958
  Long-term debt.......................................................................     102,922      190,405
                                                                                         -----------  -----------
Total interest expense.................................................................     457,713      538,363
                                                                                         -----------  -----------
Net interest income....................................................................     157,652      174,577
Less: provision for losses.............................................................       7,636        9,494
                                                                                         -----------  -----------
Net interest income after provision for losses.........................................     150,016      165,083
                                                                                         -----------  -----------
Other income:
  Gains on sales of student loans......................................................          --       60,174
  Servicing and securitization revenue.................................................      85,871       52,864
  Gains/(losses) on sales of securities................................................         (17)       2,394
  Other................................................................................      20,785       18,951
                                                                                         -----------  -----------
  Total other income...................................................................     106,639      134,383
                                                                                         -----------  -----------
Operating expenses:
  Salaries and benefits................................................................      44,064       48,799
  Other................................................................................      42,204       42,063
                                                                                         -----------  -----------
Total operating expenses...............................................................      86,268       90,862
                                                                                         -----------  -----------
Income before income taxes and minority interest in net earnings of subsidiary.........     170,387      208,604
Income taxes:
  Current..............................................................................     116,955       69,765
  Deferred.............................................................................     (63,050)      (2,842)
                                                                                         -----------  -----------
Total income taxes.....................................................................      53,905       66,923
Minority interest in net earnings of subsidiary........................................       2,673        2,673
                                                                                         -----------  -----------
Net income.............................................................................   $ 113,809    $ 139,008
                                                                                         -----------  -----------
                                                                                         -----------  -----------
Basic earnings per share...............................................................   $     .70    $     .81
                                                                                         -----------  -----------
                                                                                         -----------  -----------
Average common shares outstanding......................................................     163,164      171,734
                                                                                         -----------  -----------
                                                                                         -----------  -----------
Diluted earnings per share.............................................................   $     .69    $     .80
                                                                                         -----------  -----------
                                                                                         -----------  -----------
Average common and common equivalent shares outstanding................................     165,679      174,095
                                                                                         -----------  -----------
                                                                                         -----------  -----------

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                   COMMON STOCK SHARES
                                          --------------------------------------   COMMON     ADDITIONAL       RETAINED   TREASURY
                                            ISSUED      TREASURY    OUTSTANDING     STOCK   PAID-IN CAPITAL    EARNINGS     STOCK
                                          -----------  -----------  ------------   -------  ---------------   ----------  ---------
BALANCE AT DECEMBER 31, 1997............  183,632,694  (10,221,757) 173,410,937    $36,726      $28,838       $  654,135  $(423,863)
  Comprehensive income:
    Net Income..........................                                                                         139,008
    Other comprehensive income, net of
      tax:
      Unrealized gains (losses) on
        investments, net of tax.........
  Comprehensive income..................
  Cash dividends ($.14 per share).......                                                                         (24,028)
  Issuance of common shares.............      290,533                   290,533        59         7,803
  Premiums on equity forward purchase
    contracts...........................                                                        (14,611)
  Tax benefit related to employee stock
    option and purchase plan............
  Repurchase of common shares...........                (3,680,787)  (3,680,787)                                           (156,336)
                                          -----------  -----------  ------------   -------      -------       ----------  ---------
BALANCE AT MARCH 31, 1998...............  183,923,227  (13,902,544) 170,020,683    $36,785      $22,030       $  769,115  $(580,199)
                                          -----------  -----------  ------------   -------      -------       ----------  ---------
                                          -----------  -----------  ------------   -------      -------       ----------  ---------
BALANCE AT DECEMBER 31, 1998............  184,453,866  (20,327,213) 164,126,653    $36,891      $26,871       $1,060,334  $(842,209)
  Comprehensive income:
    Net Income..........................                                                                         113,809
    Other comprehensive income, net of
      tax:
      Unrealized gains (losses) on
        investments, net of tax.........
  Comprehensive income..................
  Cash dividends ($.15 per share).......                                                                         (24,423)
  Issuance of common shares.............      319,726                   319,726        64        10,721
  Premiums on equity forward purchase
    contracts...........................                                                         (5,989)
  Tax benefit related to employee stock
    option and purchase plan............                                                          2,497
  Repurchase of common shares...........                (1,568,984)  (1,568,984)                                            (61,618)
                                          -----------  -----------  ------------   -------      -------       ----------  ---------
BALANCE AT MARCH 31, 1999...............  184,773,592  (21,896,197) 162,877,395    $36,955      $34,100       $1,149,720  $(903,827)
                                          -----------  -----------  ------------   -------      -------       ----------  ---------
                                          -----------  -----------  ------------   -------      -------       ----------  ---------

                                           ACCUMULATED
                                              OTHER           TOTAL
                                          COMPREHENSIVE   STOCKHOLDERS'
                                             INCOME          EQUITY
                                          -------------   -------------
BALANCE AT DECEMBER 31, 1997............    $378,736        $674,572
  Comprehensive income:
    Net Income..........................                     139,008
    Other comprehensive income, net of
      tax:
      Unrealized gains (losses) on
        investments, net of tax.........      (5,035)         (5,035)
                                                          -------------
  Comprehensive income..................                     133,973
  Cash dividends ($.14 per share).......                     (24,028)
  Issuance of common shares.............                       7,862
  Premiums on equity forward purchase
    contracts...........................                     (14,611)
  Tax benefit related to employee stock
    option and purchase plan............                          --
  Repurchase of common shares...........                    (156,336)
                                          -------------   -------------
BALANCE AT MARCH 31, 1998...............    $373,701        $621,432
                                          -------------   -------------
                                          -------------   -------------
BALANCE AT DECEMBER 31, 1998............    $371,739        $653,626
  Comprehensive income:
    Net Income..........................                     113,809
    Other comprehensive income, net of
      tax:
      Unrealized gains (losses) on
        investments, net of tax.........     (28,337)        (28,337)
                                                          -------------
  Comprehensive income..................                      85,472
  Cash dividends ($.15 per share).......                     (24,423)
  Issuance of common shares.............                      10,785
  Premiums on equity forward purchase
    contracts...........................                      (5,989)
  Tax benefit related to employee stock
    option and purchase plan............                       2,497
  Repurchase of common shares...........                     (61,618)
                                          -------------   -------------
BALANCE AT MARCH 31, 1999...............    $343,402        $660,350
                                          -------------   -------------
                                          -------------   -------------

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                    ------------------------------
                                                                                         1999            1998
                                                                                    --------------  --------------
                                                                                     (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES
Net income........................................................................  $      113,809  $      139,008
Adjustments to reconcile net income to net cash provided by operating activities:
    Gains on sales of student loans...............................................              --         (60,174)
    Provision for losses..........................................................           7,636           9,494
    Decrease in accrued interest receivable.......................................          76,803         169,487
    (Decrease) in accrued interest payable........................................         (74,699)        (93,267)
    Decrease (increase) in other assets...........................................          11,964         (42,663)
    Increase in other liabilities.................................................         346,840          42,192
                                                                                    --------------  --------------
      Total adjustments...........................................................         368,544          25,069
                                                                                    --------------  --------------
Net cash provided by operating activities.........................................         482,353         164,077
                                                                                    --------------  --------------
Investing activities
Insured student loans purchased...................................................      (2,959,699)     (2,095,710)
Reduction of insured student loans purchased:
    Installment payments..........................................................         868,675         689,553
    Claims and resales............................................................         130,588         205,142
    Proceeds from securitization of student loans.................................              --       3,029,017
Warehousing advances made.........................................................        (263,153)       (310,601)
Warehousing advance repayments....................................................         265,354         162,720
Academic facilities financings made...............................................              --          (2,500)
Academic facilities financings reductions.........................................          19,564          28,049
Investments purchased.............................................................      (3,568,591)     (4,023,105)
Proceeds from sale or maturity of investments.....................................       3,779,297       3,760,813
                                                                                    --------------  --------------
Net cash (used in) provided by investing activities...............................      (1,727,965)      1,443,378
                                                                                    --------------  --------------
FINANCING ACTIVITIES
Short-term borrowings issued......................................................     104,190,574     155,573,566
Short-term borrowings repaid......................................................    (102,303,444)   (156,237,087)
Long-term notes issued............................................................       5,117,406       3,009,796
Long-term notes repaid............................................................      (5,641,387)     (3,753,031)
Equity forward contracts and common stock issued..................................           7,293          (6,749)
Common stock repurchased..........................................................         (61,618)       (156,336)
Dividends paid....................................................................         (24,423)        (24,028)
                                                                                    --------------  --------------
Net cash provided by (used in) financing activities...............................       1,284,401      (1,593,869)
                                                                                    --------------  --------------
Net increase in cash and cash equivalents.........................................          38,789          13,586
Cash and cash equivalents at beginning of period..................................         115,912          54,022
                                                                                    --------------  --------------
Cash and cash equivalents at end of period........................................  $      154,701  $       67,608
                                                                                    --------------  --------------
                                                                                    --------------  --------------
Cash disbursements made for:
    Interest......................................................................  $      477,124  $      577,269
                                                                                    --------------  --------------
                                                                                    --------------  --------------
    Income taxes..................................................................  $           --  $       35,000
                                                                                    --------------  --------------
                                                                                    --------------  --------------

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION AT MARCH 31, 1999 AND FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
                               1998 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of SLM Holding Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.

2. NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for derivative financial instruments that qualify as fair value hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement and requires that a Company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Derivative financial instruments that qualify as cashflow hedges are reported as an adjustment to stockholders' equity as a component of other comprehensive income. SFAS 133 could result in increased period to period volatility in reported net income. Management is continuing to assess the potential impact of SFAS 133 on the Company's reported results of operations and financial position. The Company plans to adopt SFAS 133 on January 1, 2000.

3. ALLOWANCE FOR LOSSES

    The following table summarizes changes in the allowance for losses for the three months ended March 31, 1999 and 1998, respectively. Certain reclassifications have been made to the balances as of March 31, 1998 to be consistent with classifications adopted for March 31, 1999.

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        ----------------------
                                                                           1999        1998
                                                                        ----------  ----------
BALANCE AT BEGINNING OF PERIOD........................................  $  293,185  $  273,412
Additions
  Provisions for losses...............................................       7,636       9,494
  Recoveries..........................................................         732         566
Deductions
  Reductions for sales of student loans...............................          --      (4,186)
  Write-offs..........................................................      (3,417)     (4,127)
                                                                        ----------  ----------
BALANCE AT END OF PERIOD..............................................  $  298,136  $  275,159
                                                                        ----------  ----------
                                                                        ----------  ----------

                            SLM HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(INFORMATION AT MARCH 31, 1999 AND FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
                               1998 IS UNAUDITED)
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (CONTINUED)

4. STUDENT LOAN SECURITIZATION

    During the first quarter of 1999, the Company did not enter into a securitization transaction. As a result, no securitization gain was recognized in the first quarter of 1999. For the three months ended March 31, 1998, the Company securitized $3.0 billion of student loans and recorded a pre-tax gain of $60 million. At March 31, 1999 and December 31, 1998, securitized student loans outstanding totaled $17.3 billion and $17.9 billion, respectively.

5. COMMON STOCK

    Basic earnings per share are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options and warrants, determined by the treasury stock method, and equity forwards, determined by the reverse treasury stock method, as follows:

                                                                         AVERAGE     EARNINGS
                                                          NET INCOME     SHARES      PER SHARE
                                                          -----------  -----------  -----------
                                                          (THOUSANDS)  (THOUSANDS)
THREE MONTHS ENDED MARCH 31, 1999
Basic earnings per share................................   $ 113,809      163,164    $     .70
Dilutive effect of stock options, warrants and equity
  forwards..............................................          --        2,515         (.01)
                                                          -----------  -----------         ---
Diluted earnings per share..............................   $ 113,809      165,679    $     .69
                                                          -----------  -----------         ---
                                                          -----------  -----------         ---
THREE MONTHS ENDED MARCH 31, 1998
Basic earnings per share................................   $ 139,008      171,734    $     .81
Dilutive effect of stock options, warrants, and equity
  forwards..............................................          --        2,361         (.01)
                                                          -----------  -----------         ---
Diluted earnings per share..............................   $ 139,008      174,095    $     .80
                                                          -----------  -----------         ---
                                                          -----------  -----------         ---

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

    The following Management's Discussion and Analysis contains forward-looking statements and information that are based on management's current expectations as of the date of this document. Discussions that utilize the words "anticipate," "believe," "estimate," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Such factors include, among others, changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in such laws and regulations, which may reduce the volume, average term and costs of yields on student loans under the Federal Family Education Loan Program ("FFELP"), or may result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; and changes in the general interest rate environment and in the securitization markets for student loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry student loans; and interruptions in the Company's or others' operations resulting from the inability of computer or other systems to process Year 2000-related information, which may impact the Company's liquidity and its ability to obtain, generate or process documents or payments received from or due to others.

    Set forth below is Management's Discussion and Analysis of Financial Condition and Results of Operations of SLM Holding for the three months ended March 31, 1999 and 1998. This section should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 1996-98 presented in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. All dollar amounts are in millions, except per share amounts or as otherwise noted.

SELECTED FINANCIAL DATA

CONDENSED STATEMENTS OF INCOME

                                                                    THREE MONTHS
                                                                       ENDED                INCREASE
                                                                     MARCH 31,             (DECREASE)
                                                                --------------------  --------------------
                                                                  1999       1998         $          %
                                                                ---------  ---------  ---------  ---------
Net interest income...........................................  $     158  $     175  $     (17)       (10)%
Less: provision for losses....................................          8         10         (2)       (20)
                                                                ---------  ---------  ---------        ---
Net interest income after provision for losses................        150        165        (15)        (9)
Gains on sales of student loans...............................          -         60        (60)      (100)
Servicing and securitization revenue..........................         86         53         33         62
Other income..................................................         21         22         (1)        (3)
Operating expenses............................................         86         91         (5)        (5)
Income taxes..................................................         54         67        (13)       (19)
Minority interest in net earnings of subsidiary...............          3          3         --         --
                                                                ---------  ---------  ---------        ---
Net income....................................................  $     114  $     139  $     (25)       (18)%
                                                                ---------  ---------  ---------        ---
                                                                ---------  ---------  ---------        ---
Basic earnings per share......................................  $     .70  $     .81  $    (.11)       (14)%
                                                                ---------  ---------  ---------        ---
                                                                ---------  ---------  ---------        ---
Diluted earnings per share....................................  $     .69  $     .80  $    (.11)       (14)%
                                                                ---------  ---------  ---------        ---
                                                                ---------  ---------  ---------        ---
Dividends per share...........................................  $     .15  $     .14  $     .01          7%
                                                                ---------  ---------  ---------        ---
                                                                ---------  ---------  ---------        ---

CONDENSED BALANCE SHEETS

                                                                        INCREASE
                                                                       (DECREASE)
                                          MARCH 31,   DECEMBER 31,   --------------
                                            1999          1998         $       %
                                          ---------   ------------   ------  ------
ASSETS
Student loans...........................   $30,235      $28,283      $1,952       7%
Warehousing advances....................     1,541        1,543          (2)     --
Academic facilities financings..........     1,158        1,180         (22)     (2)
Cash and investments....................     3,894        4,106        (212)     (5)
Other assets............................     2,009        2,098         (89)     (4)
                                          ---------   ------------   ------  ------
    Total assets........................   $38,837      $37,210      $1,627       4%
                                          ---------   ------------   ------  ------
                                          ---------   ------------   ------  ------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings...................   $31,206      $26,589      $4,617      17%
Long-term notes.........................     5,557        8,810      (3,253)    (37)
Other liabilities.......................     1,200          943         257      27
                                          ---------   ------------   ------  ------
    Total liabilities...................    37,963       36,342       1,621       4
                                          ---------   ------------   ------  ------
Minority interest in subsidiary.........       214          214          --      --
Stockholders' equity before treasury
  stock.................................     1,564        1,496          68      (5)
Common stock held in treasury at cost...       904          842          62       7
                                          ---------   ------------   ------  ------
    Total stockholders' equity..........       660          654           6       1
                                          ---------   ------------   ------  ------
    Total liabilities and stockholders'
      equity............................   $38,837      $37,210      $1,627       4%
                                          ---------   ------------   ------  ------
                                          ---------   ------------   ------  ------

RESULTS OF OPERATIONS

EARNINGS SUMMARY

    For the three months ended March 31, 1999, the Company's net income was $114 million ($.69 diluted earnings per share), versus net income of $139 million ($.80 diluted earnings per share) in the first quarter of 1998.

    In the first quarter of 1999, reported net income continued to be adversely impacted by conditions in the global financial markets that first arose in August of 1998 as a result of the Russian bond default. Financing spreads relative to Treasury bill rates remained at levels at which management considered it unfavorable to enter into a securitization transaction and as a result, no securitization gains were recorded in the first quarter. In the first quarter of 1998, the Company entered into a $3.0 billion securitization which resulted in an after-tax securitization gain of $39 million or $.22 diluted earnings per share. The Company's first quarter of 1999 earnings benefited from the $3.3 billion increase in managed student loans from the year ago quarter.

    The financial market turbulence also increased the funding spreads on the Company's on-balance sheet financings, which decreased the spread earned on the Company's portfolio of student loans versus the first quarter of 1998. The negative effect of the higher funding spreads was partially offset by lower average 91-day Treasury bill rates in the first quarter of 1999, as a significant portion of the Company's portfolio of managed student loans earned interest at the minimum borrower rate, while their floating rate funding (exclusive of spreads) continued to decrease. In the first quarter of 1999, the Company continued to lower operating expenses, which as a percentage of managed student loans, were .74 percent versus .84 percent in the first quarter of 1998.

    During the first quarter of 1999, the Company spent $62 million to repurchase 1.6 million common shares (or one percent of its outstanding shares), which enhanced earnings per share growth.

    In addition to reporting results of operations in accordance with generally accepted accounting principles, the Company also presents pro-forma results of operations, which treat securitization transactions as financings and the securitized student loans as not sold. Management refers to these pro-forma results as "cash basis" earnings and believes that they assist in better understanding the Company's results of operations. The Company's "cash basis" net income was $119 million in the first quarter of 1999 ($.72 diluted earnings per share) versus $104 million ($.60 diluted earnings per share) in the first quarter of 1998. See "Pro-forma Statements of Income."

NET INTEREST INCOME

    Net interest income is derived largely from the Company's on-balance sheet portfolio of student loans. The Taxable Equivalent Net Interest Income analysis set forth below is designed to facilitate a comparison of non-taxable asset yields to taxable yields on a similar basis. Additional information regarding the return on the Company's student loan portfolio is set forth below under "Student Loans--Student Loan Spread Analysis."

    Taxable equivalent net interest income for the three months ended March 31, 1999 decreased by $19 million while the net interest margin decreased by .05 percent versus the three months ended March 31, 1998. The $9 million decrease in taxable equivalent net interest income attributable to the change in rates for the three months ended March 31, 1999 was principally due to the decrease in the student loan spread discussed below. This margin decrease was partially offset by the increased percentage of higher yielding student loans remaining on-balance sheet relative to other earning assets (82 percent in the first quarter of 1999 versus 76 percent in the first quarter of 1998). The average balance of the Company's investment portfolio, academic facilities financings and warehousing advances combined declined by $3 billion for the three months ended March 31, 1999 versus 1998 as management reduced these assets to better utilize capital. In total, these reductions in earning assets reduced taxable equivalent net interest income by $10 million.

TAXABLE EQUIVALENT NET INTEREST INCOME

    The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal corporate tax rate of 35 percent.

                                            THREE
                                            MONTHS
                                            ENDED
                                          MARCH 31,   (DECREASE)
                                          ----------  ----------
                                          1999  1998   $     %
                                          ----  ----  ----  ----
Interest income
  Student loans.........................  $521  $569  $(48)   (8)%
  Warehousing advances..................    22    31    (9)  (28)
  Academic facilities financings........    19    22    (3)  (15)
  Investments...........................    53    91   (38)  (42)
  Taxable equivalent adjustment.........     8     9    (1)  (16)
                                          ----  ----  ----  ----
Total taxable equivalent interest
  income................................   623   722   (99)  (14)
Interest expense........................   458   538   (80)  (15)
                                          ----  ----  ----  ----
Taxable equivalent net interest
  income................................  $165  $184  $(19)  (10)%
                                          ----  ----  ----  ----
                                          ----  ----  ----  ----

AVERAGE BALANCE SHEETS

    The following table reflects the rates earned on earning assets and paid on liabilities for the three months ended March 31, 1999 and 1998.

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                               ------------------------------------------
                                                                                       1999                  1998
                                                                               --------------------  --------------------
                                                                                BALANCE     RATE      BALANCE     RATE
                                                                               ---------  ---------  ---------  ---------
Average Assets
  Student loans..............................................................  $  29,443       7.18% $  29,495       7.82%
  Warehousing advances.......................................................      1,566       5.66      2,020       6.11
  Academic facilities financings.............................................      1,204       8.13      1,395       8.25
  Investments................................................................      3,711       6.09      6,020       6.37
                                                                               ---------        ---  ---------        ---
Total interest earning assets................................................     35,924       7.03%    38,930       7.52%
                                                                                                ---                   ---
                                                                                                ---                   ---
Non-interest earning assets..................................................      2,112                 1,884
                                                                               ---------             ---------
      Total assets...........................................................  $  38,036             $  40,814
                                                                               ---------             ---------
                                                                               ---------             ---------
AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY
  Six month floating rate notes..............................................  $   4,097       5.24% $   3,076       5.60%
  Other short-term borrowings................................................     24,308       5.04     22,198       5.58
  Long-term notes............................................................      7,759       5.38     13,455       5.74
                                                                               ---------        ---  ---------        ---
Total interest bearing liabilities...........................................     36,164       5.13%    38,729       5.64%
                                                                                                ---                   ---
                                                                                                ---                   ---
Non-interest bearing liabilities.............................................      1,234                 1,462
Stockholders' equity.........................................................        638                   623
                                                                               ---------             ---------
  Total liabilities and stockholders' equity.................................  $  38,036             $  40,814
                                                                               ---------             ---------
                                                                               ---------             ---------
Net interest margin..........................................................                  1.87%                 1.92%
                                                                                                ---                   ---
                                                                                                ---                   ---

RATE/VOLUME ANALYSIS

    The Rate/Volume Analysis below shows the relative contribution of changes in interest rates and asset volumes.

                                                                                        (DECREASE)
                                                                                       ATTRIBUTABLE
                                                                      TAXABLE          TO CHANGE IN
                                                                    EQUIVALENT    ----------------------
                                                                    (DECREASE)      RATE       VOLUME
                                                                   -------------  ---------  -----------
THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH
  31, 1998
Taxable equivalent interest income...............................    $     (99)   $     (53)        (46)
Interest expense.................................................          (80)         (44)        (36)
                                                                           ---          ---         ---
Taxable equivalent net interest income...........................    $     (19)   $      (9)  $     (10)
                                                                           ---          ---         ---
                                                                           ---          ---         ---

STUDENT LOANS

STUDENT LOAN SPREAD ANALYSIS

    The following table analyzes the reported earnings from student loans both on-balance sheet and those off-balance sheet in securitization trusts. The line captioned "Adjusted student loan yields" reflects contractual student-loan yields adjusted for the amortization of premiums paid to purchase loan portfolios and the estimated costs of borrower benefits as required by GAAP. For student loans off-balance sheet, the Company will continue to earn servicing fee revenues over the life of the securitized student loan portfolios. The off-balance sheet information presented in "Securitization Program--Servicing and Securitization Revenue" analyzes the on-going servicing revenue and residual interest earned on the securitized portfolios of student loans. For an analysis of the Company's student loan spread for the entire portfolio of managed student loans on a similar basis to the on-balance sheet analysis see " 'Cash Basis' Student Loan Spread and Net Interest Income."

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          --------------------
                                                                            1999       1998
                                                                          ---------  ---------
ON-BALANCE SHEET
Adjusted student loan yields............................................       7.54%      8.17%
Consolidated loan rebate fees...........................................       (.22)      (.24)
Offset fees.............................................................       (.14)      (.11)
                                                                          ---------  ---------
Student loan income.....................................................       7.18       7.82
Cost of funds...........................................................      (5.09)     (5.57)
                                                                          ---------  ---------
Student loan spread.....................................................       2.09%      2.25%
                                                                          ---------  ---------
                                                                          ---------  ---------
OFF-BALANCE SHEET
Servicing and securitization revenue....................................       1.98%      1.50%
                                                                          ---------  ---------
                                                                          ---------  ---------

Average Balances
Student loans...........................................................  $  29,443  $  29,495
Securitized loans.......................................................     17,625     14,295
                                                                          ---------  ---------
Managed student loans...................................................  $  47,068  $  43,790
                                                                          ---------  ---------
                                                                          ---------  ---------

    The Company earns interest at the greater of the borrower's rate or a floating rate determined by reference to the average of the weekly auctions of the 91-day Treasury bills by the government, plus a fixed spread, which is dependent upon when the loan was originated. In all cases, the rate the borrower pays sets a minimum rate for determining the yield the Company earns on the loan. The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, either directly or through the use of derivative financial instruments, to mimic the interest rate characteristics of the student loans. Such borrowings, however, do not have minimum rates. As a result, in periods of declining interest rates, the portfolio of managed student loans may be earning at the minimum borrower rate while the Company's funding costs (exclusive of funding spreads) will generally decline along with Treasury bill rates. For loans where the borrower's interest rate is fixed to term, declining interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of a low interest rate environment will only enhance student loan spreads through the next annual reset of the borrowers' interest rates, which occurs on July 1 of each year. Assuming the decline in interest rates on the Company's floating rate debt exactly matched the decline in Treasury bill rates, then the lower Treasury bill rates in the first quarter of 1999 increased the Company's on-balance sheet student loan spread by $21 million net of payments under Floor Interest Contracts (discussed below), of which $13 million is attributable to student loans with minimum borrower rates fixed to term and $8 million is attributable to student loans whose minimum borrower rates adjust annually on July 1. In the first quarter of 1998, the Company earned $12 million from loans earning at the minimum borrower rate, of which $7 million was attributable to student loans whose minimum borrower rates were fixed to term and $5 million was attributable to those whose minimum borrower rates adjust annually on July 1.

    The .16 percent decrease in the student loan spread from first quarter of 1998 to 1999 was mainly due to higher funding spreads on the Company's debt which decreased the student loan spread by $15 million. This decrease was partially offset by the effect of lower Treasury bill rates discussed above which increased the first quarter of 1999 student loan spread by $9 million over the first quarter of 1998 student loan spread.

    The following table analyzes the ability of the FFELP student loans in the Company's managed student loan portfolio to earn at the minimum borrower interest rate at March 31, 1999 and 1998 based on the last Treasury Bill auctions of 4.50 percent and 5.19 percent for those periods, respectively (dollars in billions).

                                                                                MARCH 31, 1999                MARCH 31, 1998
                                                                       ---------------------------------  ----------------------
                                                                         FIXED     VARIABLE      TOTAL      FIXED     VARIABLE
                                                                       ---------  -----------  ---------  ---------  -----------
Student loans eligible to earn at the minimum
  borrower rate......................................................  $    12.1   $    26.5   $    38.6  $    13.9   $    21.4
Less notional amount of floor interest contracts.....................       (4.9)      (14.7)      (19.6)      (7.1)      (10.6)
                                                                       ---------       -----   ---------  ---------       -----
Net student loans eligible to earn at the minimum borrower rate......  $     7.2   $    11.8   $    19.0  $     6.8   $    10.8
                                                                       ---------       -----   ---------  ---------       -----
                                                                       ---------       -----   ---------  ---------       -----
Net student loans earning at the minimum borrower rate...............  $     6.6   $    11.7   $    18.3  $     4.6   $      --
                                                                       ---------       -----   ---------  ---------       -----
                                                                       ---------       -----   ---------  ---------       -----


                                                                         TOTAL
                                                                       ---------
Student loans eligible to earn at the minimum
  borrower rate......................................................  $    35.3
Less notional amount of floor interest contracts.....................      (17.7)
                                                                       ---------
Net student loans eligible to earn at the minimum borrower rate......  $    17.6
                                                                       ---------
                                                                       ---------
Net student loans earning at the minimum borrower rate...............  $     4.6
                                                                       ---------
                                                                       ---------

STUDENT LOAN FLOOR INTEREST CONTRACTS

    Periodically the Company and third parties have entered into contracts to monetize the value of the minimum borrower interest rate feature of its portfolio of FFELP student loans. These contracts are referred to as "Floor Interest Contracts" under which the Company receives an upfront payment and agrees to pay the difference between: (i) the minimum borrower interest rate less the applicable Special Allowance Payment ("SAP") rate (the "Strike Rate") and (ii) the average of the 91-day Treasury bill rates over the period of the contract. If the Strike Rate is less than the average of the Treasury bill rates, then no payment is required. These upfront payments are being amortized over the average life of the contracts. Floor Interest Contracts sold on loans where the borrower rate is reset annually have historically been sold through the next reset date, a period of one year or less, while Floor Interest Contracts sold on loans where the borrower rate is fixed to term have been sold for multi-year periods. The $4.9 billion of outstanding fixed borrower rate Floor Interest Contracts at March 31, 1999 have expiration dates through the year 2003, while the $14.7 billion of annually reset borrower rate contracts expire on June 30, 1999.

    For the three months ended March 31, 1999 and 1998, the amortization of the upfront payments received from the sale of Floor Interest Contracts with annually reset borrower rates was $8 million and $5 million, respectively.

PROVISION FOR LOSSES

    The provision for losses in the first quarter of 1999 and 1998 included $4 million and $8 million, respectively, for potential losses on the non-federally insured portfolio and $4 million and $2 million, respectively, for potential losses due to risk-sharing. Management believes that the provision for losses is adequate to cover anticipated losses. However, this evaluation is inherently subjective as it requires material estimates that may be susceptible to significant changes.

ON-BALANCE SHEET FUNDING COSTS

    The Company's borrowings are generally variable rate indexed principally to the 91-day Treasury bill rate. The following table summarizes the average balance of on-balance sheet debt (by index, after giving effect to the impact of interest rate swaps) for the three months ended March 31, 1999 and 1998.

                                                                THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------------------------
                                                                1999                    1998
                                                       ----------------------  ----------------------
                                                        AVERAGE     AVERAGE     AVERAGE     AVERAGE
INDEX                                                   BALANCE      RATE       BALANCE      RATE
-----------------------------------------------------  ---------  -----------  ---------  -----------
Treasury bill, principally 91-day....................  $  28,527        5.11%  $  29,137        5.55%
LIBOR................................................      2,540        4.99       4,994        5.62
Discount notes.......................................      3,190        4.80       2,873        5.52
Fixed................................................        875        6.10         650        7.18
Zero coupon..........................................        147       11.14         138       11.13
Other................................................        885        4.75         937        5.45
                                                       ---------       -----   ---------       -----
    Total............................................  $  36,164        5.13%  $  38,729        5.64%
                                                       ---------       -----   ---------       -----
                                                       ---------       -----   ---------       -----

    The following table details the spreads for the Company's Treasury bill indexed borrowings and London Interbank Offered Rate ("LIBOR") indexed borrowings:

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          ------------------------
INDEXED BORROWINGS                                                           1999         1998
------------------------------------------------------------------------  -----------  -----------
TREASURY BILL
Weighted average Treasury bill..........................................        4.68%        5.30%
Borrowing spread........................................................         .43          .25
                                                                                 ---          ---
Weighted average borrowing rate.........................................        5.11%        5.55%
                                                                                 ---          ---
                                                                                 ---          ---
LIBOR
Weighted average LIBOR..................................................        5.23%        5.86%
Borrowing spread........................................................        (.24)        (.24)
                                                                                 ---          ---
Weighted average borrowing rate.........................................        4.99%        5.62%
                                                                                 ---          ---
                                                                                 ---          ---

SECURITIZATION PROGRAM

    During the first quarter of 1999, the Company did not enter into securitization transactions as Treasury bill rates, to which the Company's asset-backed securities are indexed, remained low relative to other market indices, and as a result financing spreads were still too wide to make such a transaction favorable. Thus, the Company did not record any securitization gains in the first quarter of 1999, while an after-tax securitization gain of $39 million or $.22 diluted earnings per share was recognized in the first quarter of 1998 on the sale of $3.0 billion of student loans.

SERVICING AND SECURITIZATION REVENUE

    The following table summarizes the components of servicing and securitization revenue:

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                              1999           1998
                                                                          -------------  -------------
Servicing revenue less amortization of servicing asset..................    $      40      $      34
Securitization revenue..................................................           46             19
                                                                                  ---            ---
Total servicing and securitization revenue..............................    $      86      $      53
                                                                                  ---            ---
                                                                                  ---            ---

    In the first quarter of 1999, servicing and securitization revenue was 1.98 percent of average securitized loans versus 1.50 percent in the year ago quarter. The first quarter 1999 increase in servicing revenue versus the year ago quarter is mainly due to the $3.3 billion increase in the average balance of securitized student loans to $17.6 billion in 1999, from $14.3 billion in 1998. The increase in securitization revenue is due to the increase in the average balance of the interest residual to $719 million in the first quarter of 1999 from $480 million in the first quarter of 1998, and to the decline in Treasury bill rates, which enhanced securitization revenue by $20 million versus none in the first quarter of 1998. The Company's securitized loan portfolios benefit from declining Treasury bill rates in a manner similar to the on-balance sheet portfolio of student loans.

OTHER INCOME

    Exclusive of gains on sales of student loans and servicing and securitization revenue, other income totaled $21 million and $22 million for the three months ended March 31, 1999 and 1998, respectively. The decrease in other income in 1999 versus 1998 can be attributed to lower servicing fees from the Company's joint venture with the Chase Manhattan Bank (the "Joint Venture") as the average balance of loans serviced decreased to $2.7 billion in the first quarter of 1999 versus $4.8 billion in the first quarter of 1998. The decline in Joint Venture loans serviced is due to the restructuring of the Joint Venture in the fourth quarter of 1998. Under the terms of the restructuring, the student loans will no longer be co-owned in the Joint Venture by the Company and Chase and serviced by the Company for a fee. Instead, the Company will purchase all loans originated by Chase. The $5.0 billion of loans owned jointly by the Company and Chase in the Joint Venture at the time of the restructuring are being sold to the Company from the fourth quarter of 1998 through the second quarter of 1999. The decrease in other income from reduced servicing fees was partially offset by $8 million in late fee revenues earned in the first quarter of 1999 versus none in the year-ago quarter as the Company began assessing late fees in the second half of 1998.

OPERATING EXPENSES

    In the first quarter of 1999, total operating expenses were $86 million versus $91 million in the corresponding year-ago period or as a percentage of managed student loans .74 percent and .84 percent, respectively. The decrease in operating expenses in the first quarter of 1999 versus 1998 reflects lower servicing costs as a result of the closing of two satellite servicing centers in the second quarter of 1998 and the continuing servicing center reconfiguration program.

STUDENT LOAN PURCHASES

                                                                     THREE MONTHS ENDED,
                                                               --------------------------------
                                                               MARCH 31, 1999   MARCH 31, 1998
                                                               ---------------  ---------------
ExportSS-Registered Trademark-, origination and servicing
  clients....................................................     $   2,247        $   1,427
Other commitment clients.....................................           277              350
Spot purchases...............................................            39               27
Consolidations...............................................           151               59
Other........................................................           246              233
                                                                     ------           ------
Total........................................................     $   2,960        $   2,096
                                                                     ------           ------
                                                                     ------           ------

    The increase in purchase volume in the first quarter of 1999 versus the year-ago quarter is mainly attributable to the purchase of $1.0 billion of student loans that represented Chase's one-half interest in loans originally originated and funded in the Joint Venture through sales of participations (See "Other Income" for discussion of the restructuring of the Joint Venture). In the second quarter of 1999, the Company will acquire the remaining $1.3 billion of participated Joint Venture loans, one-half of which will represent new ExportSS volume to the Company.

    In the first quarter of 1999, $1.7 billion of student loans were originated and transferred to the Company's ExportSS system, versus $1.7 billion in the year ago quarter. The pipeline of loans currently serviced and committed for purchase by the Company was $5.1 billion at March 31, 1999 versus $4.1 billion at March 31, 1998. Included in the pipeline at March 31, 1999 were $592 million of student loans in the Joint Venture that are currently owned by Chase and are committed for sale to the Company.

    The Department of Education offers existing FFELP borrowers the opportunity to refinance FFELP loans into Federal Direct Student Loan Program ("FDSLP") loans. During the first quarter of 1999 and 1998, approximately $312 million and $67 million, respectively, of the Company's managed student loans were accepted for refinancing into the FDSLP. In the fourth quarter of 1998, the Company reinstated its loan consolidation program as a result of the Reauthorization Legislation signed in October 1998. See "Other Related Events and Information--Legislative Developments."

    The following table summarizes the activity in the Company's managed portfolio of student loans for the three months ended March 31, 1999 and 1998.

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          --------------------
                                                                            1999       1998
                                                                          ---------  ---------
BEGINNING BALANCE.......................................................  $  46,192  $  43,547
Purchases...............................................................      2,960      2,096
Capitalized interest on securitized loans...............................        106         91
Repayments, claims, other...............................................     (1,298)    (1,437)
Loans consolidated from SLM Holding.....................................       (437)       (97)
                                                                          ---------  ---------
Ending balance..........................................................  $  47,523  $  44,200
                                                                          ---------  ---------
                                                                          ---------  ---------

PRO-FORMA STATEMENTS OF INCOME

    Under GAAP, the Company's securitization transactions have been treated as sales. At the time of sale, in accordance with Statement of Financial Accounting Standards No. 125 ("SFAS 125"), the Company records a gain equal to the present value of the estimated future net cash flows from the portfolio of loans sold. Interest earned on the interest residual and fees earned for servicing the loan portfolios are recognized over the life of the securitization transaction as servicing and securitization revenue. Under SFAS 125, income recognition is effectively accelerated through the recognition of a gain at the time of sale while the ultimate realization of such income remains dependent on the actual performance, over time, of the loans that were securitized.

    Management believes that, in addition to results of operations as reported in accordance with GAAP, another important performance measure is pro-forma results of operations under the assumptions that the securitization transactions are financings and that the securitized student loans were not sold. The following pro-forma statements of income present the Company's results of operations under those assumptions. As such, no gain on sale or subsequent servicing and securitization revenue is recognized. Instead, the earnings of the student loans in the trusts and related financing costs are reflected over the life of the underlying pool of loans. Management refers to these pro-forma results as "cash basis" statements of income. Management monitors the periodic "cash basis" earnings of the Company's managed student loan portfolio and believes that they assist in a better understanding of the Company's student loan business.

    The following table presents the "cash basis" statements of income and reconciliations to GAAP net income as reflected in the Company's consolidated statements of income.

                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                              ------------------------
                                                                                                 1999         1998
                                                                                              -----------  -----------
"CASH BASIS" STATEMENTS OF INCOME:
Insured student loans.......................................................................   $     852    $     845
Advances/Facilities/Investments.............................................................          95          145
                                                                                                   -----        -----
Total interest income.......................................................................         947          990
Interest expense............................................................................        (692)        (752)
                                                                                                   -----        -----
Net interest income.........................................................................         255          238
Less: provision for losses..................................................................          12           13
                                                                                                   -----        -----
Net interest income after provision for losses..............................................         243          225
                                                                                                   -----        -----
OTHER INCOME:
  Gains on sales of student loans...........................................................          --           --
  Servicing and securitization revenue......................................................          --           --
  Gains on sales of securities..............................................................          --            2
  Other.....................................................................................          21           19
                                                                                                   -----        -----
Total other income..........................................................................          21           21
Total operating expenses....................................................................          86           91
                                                                                                   -----        -----
Income before taxes and minority interest in earnings of subsidiary.........................         178          155
"Cash basis" income taxes...................................................................          56           48
Minority interest in earnings of subsidiary.................................................           3            3
                                                                                                   -----        -----
"Cash basis" net income.....................................................................   $     119    $     104
                                                                                                   -----        -----
                                                                                                   -----        -----
"Cash basis" diluted earnings per share.....................................................   $     .72    $     .60
                                                                                                   -----        -----
                                                                                                   -----        -----

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          ------------------------
                                                                             1999         1998
                                                                          -----------  -----------
RECONCILIATION OF GAAP NET INCOME TO "CASH BASIS" NET INCOME:
GAAP net income.........................................................   $     114    $     139
                                                                               -----        -----
"Cash basis" adjustments:
  Gains on sales of student loans.......................................          --          (60)
  Servicing and securitization revenue..................................         (86)         (53)
  Net interest income...................................................          97           63
  Provision for losses..................................................          (4)          (3)
                                                                               -----        -----
Total "cash basis" adjustments..........................................           7          (53)
Net tax effect (A)......................................................          (2)          18
                                                                               -----        -----
"Cash basis" net income.................................................   $     119    $     104
                                                                               -----        -----
                                                                               -----        -----

    (A) Such tax effect is based upon the Company's marginal tax rate for the respective period.

"CASH BASIS" STUDENT LOAN SPREAD AND NET INTEREST INCOME

    The following table analyzes the reported earnings from the Company's portfolio of managed student loans, which includes those on-balance sheet and those off-balance sheet in securitization trusts. The line captioned "Adjusted student loan yields" reflects contractual student-loan yields adjusted for the amortization of premiums paid to purchase loan portfolios and the estimated costs of borrower benefits.

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          --------------------
                                                                            1999       1998
                                                                          ---------  ---------
Adjusted student loan yields............................................       7.56%      8.02%
Consolidated loan rebate fees...........................................       (.15)      (.16)
Offset fees.............................................................       (.09)      (.07)
                                                                          ---------  ---------
Student loan income.....................................................       7.32       7.79
Cost of funds...........................................................      (5.16)     (5.68)
                                                                          ---------  ---------
Student loan spread.....................................................       2.16%      2.11%
                                                                          ---------  ---------
                                                                          ---------  ---------
AVERAGE BALANCES
Managed student loans...................................................  $  47,068  $  43,790
                                                                          ---------  ---------
                                                                          ---------  ---------

    The Company earns interest at the greater of the borrower's rate or a floating rate determined by reference to the average of the weekly auctions of the 91-day Treasury bills by the government, plus a fixed spread, which is dependent upon when the loan was originated. In all cases, the rate the borrower pays sets a minimum rate for determining the yield the Company earns on the loan. The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, either directly or through the use of derivative financial instruments, to mimic the interest rate characteristics of the student loans. Such borrowings, however, do not have minimum rates. As a result, in periods of declining interest rates, the portfolio of managed student loans may be earning at the minimum borrower rate while the Company's funding costs (exclusive of funding spreads) will generally decline along with Treasury bill rates. For loans where the borrower's interest rate is fixed to term, declining interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of a low interest rate environment will only enhance student loan spreads through the next annual reset of the borrowers interest rates, which occurs on July 1 of each year. Assuming the decline in interest rates on the Company's floating rate debt exactly matched the decline in Treasury bill rates, then the effect of lower Treasury bill rates in the first quarter of

1999 on the Company's "cash basis" student loan spread was $41 million net of payments on Floor Interest Contracts, of which, $17 million is attributable to student loans with minimum borrower rates fixed to term and $24 million is attributable to student loans whose minimum borrower rate adjusts annually on July 1.

    The increase in the first quarter of 1999 "cash basis" student loan spread versus the year ago quarter is mainly due to the lower Treasury bill rates in 1999 which resulted in an increase of $29 million earned from loans earning at the minimum borrower rate. This was offset by the increase in financing spreads, relative to the Treasury bill in 1999 versus 1998, resulting in higher financing costs of $26 million. The increase in financing costs was due to wider on-balance sheet financing and to the higher percentage of student loan portfolios being funded by the Company's asset-backed securities. The Company's asset-backed securities have a higher cost of funds than the Company's GSE debt because they are term match-funded and do not benefit from the GSE's government-sponsored status. The higher funding costs on the Company's asset-backed securities is somewhat mitigated by the absence of offset fees on securitized loans.

    For the three months ended March 31, 1999 and 1998, the amortization of the upfront payments received from the sale of Floor Interest Contracts with annually reset borrower rates was $10 million and $5 million, respectively. At March 31, 1999, the unamortized balance of upfront payments received from the sale of Floor Interest Contracts totaled $44 million, of which $34 million related to fixed borrower rate contracts and $10 million related to the annually reset borrower rate contracts.

    In the first quarter of 1999, "cash basis" net interest income was $255 million compared with $238 million in the year-ago quarter. The increase in net interest income earned in the first quarter of 1999 versus the year ago quarter was due to the increase in the student loan spread discussed above and to the increase in the average balance of managed student loans.

FEDERAL AND STATE TAXES

    The Company maintains a portfolio of tax-advantaged assets principally to support education-related financing activities. That portfolio was primarily responsible for the decrease in the effective federal income tax rate from the statutory rate of 35 percent to 31.64 percent and 32.08 percent for the three months ended March 31, 1999 and 1998, respectively. The GSE is exempt from all state, local and District of Columbia income, franchise, sales and use, personal property and other taxes, except for real property taxes. However, this tax exemption applies only to the GSE and does not apply to SLM Holding or its other operating subsidiaries, that are subject to taxation at the state and local level. State taxes were immaterial in the three months ended March 31, 1999 and 1998 as the majority of the Company's business activities were conducted in the GSE.

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

    The Company's unsecured financing requirements are driven by three principal factors: refinancing of existing liabilities as they mature; financing of student loan portfolio growth and the Company's level of securitization activity. As discussed under "Securitization Program," turmoil in the global financial markets has caused financing spreads in the asset-backed market to widen. Until market conditions improve, management intends to continue to finance its student loan portfolio through unsecured GSE debt issuances. The uncertainty in the financial markets has also caused funding spreads on the Company's unsecured debt to widen. Management believes that the current adverse spread environment is temporary so to mitigate its effect on the Company's cost of funds, the Company has been meeting its funding needs through short term financings. Should these market conditions persist over an extended period of time, the increased cost of the Company's funding could have a material adverse effect on the Company's earnings.

    During the three months ended March 31, 1999, the Company used repayments and claim payments on student loans of $1.0 billion, net proceeds from the issuance of debt of $1.4 billion, and net proceeds from sale or maturity of investments of $211 million to purchase student loans of $3.0 billion and to repurchase $62 million of the Company's common stock.

    Operating activities provided $482 million of cash in the three months ended March 31, 1999, an increase in cash flow of $318 million from the net cash inflows of $164 million in the corresponding period in the prior year. This increase was mainly attributable to the increase in other liabilities caused by the timing of payments in the first three months of 1999, partially offset by the increase in the interest residual asset as a result of the securitizations in 1998.

    During the three months ended March 31, 1999, the GSE issued $5.1 billion of long-term notes to refund maturing obligations. At March 31, 1999, the GSE had $5.6 billion of outstanding long-term debt issues, of which $2.4 billion had stated maturities that could be accelerated through call provisions. The GSE uses interest rate and foreign currency swaps (collateralized where appropriate), purchases of U.S. Treasury securities and other hedging techniques to reduce the exposure to interest rate and currency fluctuations that arise from its financing activities and to match the characteristics of its variable interest rate earning assets. See "Interest Rate Risk Management."

    At March 31, 1999, the GSE's statutory capital adequacy ratio, after the effect of the dividends to be paid in the second quarter of 1999, was 2.00 percent. The Privatization Act prohibits the GSE from issuing new debt obligations that mature beyond September 30, 2008 and requires the GSE to transfer any remaining GSE obligations into a defeasance trust for the benefit of the holders of such obligations, along with cash or full-faith and credit obligations of the United States, or an agency thereof, in amounts sufficient, as determined by the Secretary of the Treasury, to pay the principal and interest of the deposited obligations on or before that date.

INTEREST RATE RISK MANAGEMENT

INTEREST RATE GAP ANALYSIS

    The Company's principal objective in financing its operations is to minimize its sensitivity to changing interest rates by matching the interest rate characteristics of its borrowings to specific assets in order to lock in spreads. The Company's asset-backed securities generally match the interest rate characteristics of the majority of the student loans in the trusts by being indexed to the 91-day Treasury bill.

    In the following table, the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at March 31, 1999 and is not necessarily reflective of positions that existed throughout the period.

                                                                       INTEREST RATE SENSITIVITY PERIOD
                                                    ----------------------------------------------------------------------
                                                                  3 MONTHS     6 MONTHS
                                                     3 MONTHS        TO           TO        1 TO 2     2 TO 5     OVER 5
                                                      OR LESS     6 MONTHS      1 YEAR       YEARS      YEARS      YEARS
                                                    -----------  -----------  -----------  ---------  ---------  ---------
ASSETS
Student loans.....................................   $  30,235    $      --    $      --   $      --  $      --  $      --
Warehousing advances..............................       1,507           17           --          --          1         16
Academic facilities financings....................          26            7           38          51        387        649
Cash and investments..............................       1,974           21           40          29         37      1,793
Other assets......................................          30           35           70         136        261      1,477
                                                    -----------  -----------  -----------  ---------  ---------  ---------
  Total assets....................................      33,772           80          148         216        686      3,935
                                                    -----------  -----------  -----------  ---------  ---------  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings.............................      25,795        2,055        3,356          --         --         --
Long-term notes...................................       2,053          122           --       2,664        265        453
Other liabilities.................................          --           --           --          --         --      1,200
Minority interest in subsidiary...................          --           --           --          --         --        214
Stockholders' equity..............................          --           --           --          --         --        660
                                                    -----------  -----------  -----------  ---------  ---------  ---------
  Total liabilities and stockholders' equity......      27,848        2,177        3,356       2,664        265      2,527
                                                    -----------  -----------  -----------  ---------  ---------  ---------

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Interest rate swaps...............................      (7,079)       2,172        3,611       2,359         50     (1,113)
                                                    -----------  -----------  -----------  ---------  ---------  ---------
Total off-balance sheet financial instruments.....      (7,079)       2,172        3,611       2,359         50     (1,113)
                                                    -----------  -----------  -----------  ---------  ---------  ---------
Period gap........................................   $  (1,155)   $      75    $     403   $     (89) $     471  $     295
                                                    -----------  -----------  -----------  ---------  ---------  ---------
                                                    -----------  -----------  -----------  ---------  ---------  ---------
Cumulative gap....................................   $  (1,155)   $  (1,080)   $    (677)  $    (766) $    (295) $      --
                                                    -----------  -----------  -----------  ---------  ---------  ---------
                                                    -----------  -----------  -----------  ---------  ---------  ---------
Ratio of interest-sensitive assets to interest-
  sensitive liabilities...........................       121.2%         2.1%         2.3%        3.0%     160.4%     542.6%
                                                    -----------  -----------  -----------  ---------  ---------  ---------
                                                    -----------  -----------  -----------  ---------  ---------  ---------
Ratio of cumulative gap to total assets...........         3.0%         2.8%         1.7%        2.0%        .8%        --%
                                                    -----------  -----------  -----------  ---------  ---------  ---------
                                                    -----------  -----------  -----------  ---------  ---------  ---------

INTEREST RATE SENSITIVITY ANALYSIS

    The effect of short-term movements in interest rates on the Company's results of operations and financial position has been limited through the Company's risk management activities. The Company performed a sensitivity analysis to determine the effect of a hypothetical increase in market interest rates of 10 percent on the Company's variable rate assets and liabilities and a hypothetical 10 percent increase in spreads to their underlying index. Based on this analysis there has not been a material change in market risk from December 31, 1998 as reported in Company's Form 10-K.

AVERAGE TERMS TO MATURITY

    The following table reflects the average terms to maturity for the Company's earning assets and liabilities at March 31, 1999 (in years):

                                                                      ON-         OFF-
                                                                    BALANCE      BALANCE
                                                                     SHEET        SHEET        MANAGED
                                                                  -----------  -----------  -------------
EARNING ASSETS
Student loans...................................................         7.0          4.5           6.0
Warehousing advances............................................         4.0           --           4.0
Academic facilities financings..................................         8.0           --           8.0
Cash and investments............................................         7.0           --           7.0
                                                                          --           --            --
Total earning assets............................................         7.0          4.5           6.0
                                                                          --           --            --

BORROWINGS
Short-term borrowings...........................................          .5           --            .5
Long-term borrowings............................................         4.0          4.5           4.5
                                                                          --           --            --
Total borrowings................................................         1.0          4.5           2.0
                                                                          --           --            --

    In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 7.0 years. As student loans are securitized, the need for long-term on-balance sheet financing will decrease.

COMMON STOCK

    The Company continued to reduce its investment portfolio and to reduce the portfolio of other non-student loan earning assets using the released capital to repurchase the Company's common stock. The Company repurchased 1.6 million shares of common stock during the first quarter, lowering outstanding shares to 163 million at March 31, 1999. The Company continued to supplement its open market common stock purchases during the quarter by entering into equity forward contracts to purchase 1.5 million shares of common stock. At March 31, 1999, the total common shares that could potentially be acquired over the next five years under outstanding equity forward contracts was 20.6 million, and the Company has remaining authority to enter into additional share repurchases and equity forward contracts for 11.1 million shares.

    The following table summarizes the Company's common share repurchase and equity-forward activity for the three months ended March 31, 1999 and 1998. (All amounts in the tables are common shares in millions.)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          ------------------------
                                                                             1999         1998
                                                                          -----------  -----------
Common shares repurchased:
  Open market...........................................................          .2          3.3
  Equity forwards.......................................................         1.4           .4
                                                                          -----------  -----------
Total shares repurchased................................................         1.6          3.7
                                                                          -----------  -----------
                                                                          -----------  -----------
Average purchase price per share........................................   $   39.25    $   42.46
                                                                          -----------  -----------
                                                                          -----------  -----------

Equity forward contracts:
Outstanding at beginning of period......................................        20.5          7.0
New contracts...........................................................         1.5          7.5
Exercises...............................................................        (1.4)         (.4)
                                                                          -----------  -----------
Outstanding at end of period............................................        20.6         14.1
                                                                          -----------  -----------
                                                                          -----------  -----------
Board of director authority remaining at end of period..................        11.1         15.5
                                                                          -----------  -----------
                                                                          -----------  -----------

    As of March 31, 1999, the expiration dates and range of purchase prices for outstanding equity forward contracts are as follows:

                                                                          MARCH 31, 1999
                                                                 --------------------------------
                                                                   OUTSTANDING    RANGE OF MARKET
YEAR OF MATURITY                                                    CONTRACTS         PRICES
---------------------------------------------------------------  ---------------  ---------------
1999...........................................................           3.9      $39.03-$42.20
2000...........................................................           4.0       41.01- 46.13
2001...........................................................           8.7       32.11- 46.68
2002...........................................................           2.0              46.23
2003...........................................................           2.0              41.20
                                                                          ---
Total..........................................................          20.6
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

    The Reauthorization Legislation maintains interest rates for borrowers of Federal Direct Consolidation Loans whose applications for such loans were received prior to February 1, 1999 at 7.46 percent (6.86 percent during in-school and grace periods), which rates are adjusted annually based on a formula equal to the 91-day Treasury bill rate plus 2.3 percent (1.7 percent during in-school and grace periods). The Reauthorization Legislation states that the borrower interest rates on Federal Direct Consolidation Loans for borrowers whose applications are received on or after February 1, 1999 and before July 1, 2003 is to be a fixed rate equal to the lesser of the weighted average of the interest rates of the loans consolidated, adjusted up to the nearest one eighth of one percent, and 8.25%. This is the same rate which the Reauthorization Legislation sets on FFELP consolidation loans for borrowers whose applications are received on or after October 1, 1998 and before July 31, 2003. The Reauthorization Legislation sets the special allowance payment rate for FFELP consolidation loans at the 91-day Treasury bill rate plus 3.1 percent. The annual fee paid by lenders on FFELP consolidation loans is reduced under the Reauthorization Legislation from 1.05 percent to .62 percent of the principal plus accrued unpaid interest on any such consolidation loans, applications for which are received on or after October 1, 1998 and before February 1, 1999. As a result of the Reauthorization Legislation, the Company announced in the fourth quarter of 1998 that it will once again offer student loan borrowers the SMART LOAN-Registered Trademark- consolidation program, which it suspended in the fourth quarter of 1997. The availability of the comparatively lower borrower interest rates (at least prior to subsequent annual rate adjustments) on Federal Direct Consolidation Loans requested on or before January 31, 1999 may increase the likelihood that a FFELP student loan managed by the Company will be prepaid from the proceeds of such loans during such four-month period. The Company believes, however, that the likelihood of any such prepayment may be mitigated by the cost savings that borrowers may realize over Federal Direct Consolidation Loans under certain circumstances by enrolling in the Company's SMART REWARDS-Registered Trademark- program and Direct Repay Plan during such four month period. The Company anticipates the prepayment of loans resulting from the temporary lower borrower interest rates in the FDSLP consolidation program will be completed in the third quarter of 1999.

    As part of legislation reauthorizing various health profession education programs, the insurance on existing loans originated under the Health Education Assistance Loan ("HEAL") program was reduced from 100 percent to 98 percent of the unpaid principal balance plus accrued interest, unless the servicer of the HEAL loan qualifies as an "exceptional performer," in which case claims would continue to be paid at the 100 percent level. Management does not expect that the insurance reduction will have a material impact on the Company's future financial results or condition.

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

    Budget resolutions for the FY 2000 budget passed by both houses of Congress did not include any of these proposals.

YEAR 2000 ISSUE

    The "Year 2000 issue" refers to a wide variety of potential computer program processing and functionality issues that may arise from the inability of computer programs to properly process date-sensitive information relating to the Year 2000, years thereafter and to a lesser degree the Year 1999.

THE COMPANY'S STATE OF READINESS

    During 1996, the Company commenced a Year 2000 readiness project to assess and remediate its internal software and hardware systems to avoid or mitigate Year 2000 problems and to evaluate Year 2000 problems that may arise from entities with which the Company interacts. In 1997, a comprehensive project structure was implemented and a Year 2000 project team was formed. The Year 2000 project team briefs senior executives of the Company and the Company's board of directors on the progress of the Year 2000 effort. The Company's Year 2000 readiness project encompasses the Company's information technology (IT) systems, as well as its non-IT systems, such as systems embedded in its office equipment and facilities. The Company has completed the assessment of its internal software and hardware. On December 31, 1998, the Company achieved Year 2000 readiness for all Sallie Mae internal applications that were scheduled to be completed by 1998. With the completion of this critical milestone, the corporation is directing its attention to 1999 project objectives. These objectives include the completion of 1999 inventory. The 1999 inventory includes those vendor supplied applications whose readiness date did not align with the Company's December 31, 1998 readiness date, new software/hardware purchased in 1999 and new internally developed products, such as Laureate. These vendor products will be upgraded upon the vendor distribution of any Year 2000 ready release in 1999, or, if no such release is issued, replaced with a Year 2000 ready alternative. Additional objectives include Year 2000 readiness testing with our external business partners and the development of Year 2000 contingency and business continuity plans.

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

    While the phases described above have been completed, during 1999 the Company intends to continue to disseminate information throughout the corporation regarding Year 2000 issues; to monitor its inventory and update as required; and to remediate and test all applications in the 1999 inventory.

    The following describes the Company's state of readiness with respect to the IT systems that support the Company's core business-loan delivery and acquisition and loan servicing:

    - CLASS-SM-, the Company's Consolidated Loan Administration and Servicing System, is the system that services the Company's managed student loans and the student loan portfolios of our ExportSS-Registered Trademark- and TransportSS-SM-clients. In July 1998, remediation of CLASS was completed and it was installed into production. A second, full round of comprehensive functional testing and integration testing of all internal application interfaces with CLASS was completed in December 1998. Testing of external interfaces is scheduled to be completed in 1999.

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

    The Company has surveyed its third party service providers and business partners and is currently reviewing these surveys. In addition to requesting readiness information, the Company has tested all third-party developed software that the vendor claimed was Year 2000 ready, to confirm compliance or determine the potential impact of noncompliance. In addition, the Company plans to work with select third party service providers and business partners to ascertain their current Year 2000 compliance status and to coordinate testing efforts throughout 1999. The Company's testing strategy is in final stages of approval. Testing with key business partners is scheduled to begin in May 1999. There can be no assurance that the computer systems of other companies or counterparties on which the Company relies will be Year 2000 ready on a timely basis, or that a failure to resolve Year 2000 issues by another party, or remediation or conversion that is incompatible with the Company's computer systems, will not have a material adverse effect on the Company.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES

    Generally, the failure by the Company or any of its significant third-party service providers or business partners to resolve a material Year 2000 issue could result in the interruption in, or a failure of, certain normal business activities or operations such as servicing loans or processing payments. Such failures could materially and adversely affect the Company's liquidity and/or results of operations. For example, the Company submits claims for payment, including special allowance payments and interest subsidy payments, directly to the U.S. Department of Education (the "DOE"). To the extent that the DOE is unable to timely process the payments because of its failure to remediate its Year 2000 problem, the Company's liquidity could be adversely affected, possibly to a material extent. In addition, the Company submits claims to various state or private nonprofit guarantee agencies for payment of all or a portion of the unpaid principal balance on loans plus accrued interest if a borrower defaults on a student loan and in certain other circumstances such as the death, permanent or total disability of or the filing for bankruptcy by the borrower. The Company has surveyed each of the guarantee agencies and continues to make follow-up telephone inquiries to determine the level of their Year 2000 compliance and the potential impact of noncompliance. To the extent that any of the larger guarantee agencies are unable to timely process the payments because of its failure to remediate its Year 2000 problem, the Company's liquidity could be adversely affected, possibly to a material extent.

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

THE COMPANY'S CONTINGENCY PLANS

    The Company has developed high level contingency plans for its core applications and will refine these plans in 1999. In addition, the Company intends to commit resources in 1999 to evaluate and prepare contingency plans for systems and operations viewed as vulnerable to Year 2000-related interruptions. The business process and system inventories have been identified. Contingency plans are required for all mission critical processes and systems. The target completion dates for these plans is July 1999. There can be no assurance that the Company's remediation efforts and contingency plans will be sufficient to avoid unforeseen business disruptions or other problems resulting from the Year 2000 issue.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

    27  Financial Data Schedule

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the Quarter ended March 31, 1999.

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

Date: May 14, 1999