Form 10-Q
period 1999-06-30
SLM HOLDING CORP
filed 1999-08-16
CIK 1032033

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

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    CLASS                              OUTSTANDING AT JUNE 30, 1999
---------------------------------------------  ---------------------------------------------
        Common Stock, $.20 par value                        160,907,908 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SLM HOLDING CORPORATION

                                   FORM 10-Q

                                     INDEX

                                 JUNE 30, 1999

PART I FINANCIAL INFORMATION

    Item 1. Financial Statements.......................................................          3

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations........................................................................         11

PART II OTHER INFORMATION

    Item 1. Legal Proceedings..........................................................         32

    Item 2. Changes in Securities......................................................         32

    Item 3. Defaults Upon Senior Securities............................................         32

    Item 4. Submission of Matters to a Vote of Security Holders........................         32

    Item 5. Other Information..........................................................         32

    Item 6. Exhibits and Reports on Form 8-K...........................................         33

SIGNATURES.............................................................................         34

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SLM HOLDING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       JUNE 30,     DECEMBER 31,
                                                                                         1999           1998
                                                                                     -------------  -------------
                                                                                      (UNAUDITED)
ASSETS
  Student loans....................................................................  $  31,820,195  $  28,282,505
  Warehousing advances.............................................................      1,199,456      1,542,732
  Academic facilities financings
    Bonds-available-for-sale.......................................................        685,104        734,994
    Loans..........................................................................        422,580        445,418
                                                                                     -------------  -------------
Total academic facilities financings...............................................      1,107,684      1,180,412
Investments
  Available-for-sale...............................................................      2,914,148      3,306,972
  Held-to-maturity.................................................................        622,431        683,452
                                                                                     -------------  -------------
Total investments..................................................................      3,536,579      3,990,424
Cash and cash equivalents..........................................................         54,993        115,912
Other assets, principally accrued interest receivable..............................      2,139,980      2,098,024
                                                                                     -------------  -------------
  Total assets.....................................................................  $  39,858,887  $  37,210,009
                                                                                     -------------  -------------
                                                                                     -------------  -------------

LIABILITIES
Short-term borrowings..............................................................  $  32,030,251  $  26,588,504
Long-term notes....................................................................      5,929,143      8,810,597
Other liabilities..................................................................      1,026,227        943,399
                                                                                     -------------  -------------
  Total liabilities................................................................     38,985,621     36,342,500
                                                                                     -------------  -------------

COMMITMENTS AND CONTINGENCIES

Minority interest in subsidiary....................................................        213,883        213,883

STOCKHOLDERS' EQUITY
Common stock, par value $.20 per share, 250,000,000 shares authorized, 184,976,111
  and 184,453,866 shares issued, respectively......................................         36,995         36,891
Additional paid-in capital.........................................................         34,964         26,871
Unrealized gains on investments (net of tax of $178,216 and $200,167,
  respectively)....................................................................        330,973        371,739
Retained earnings..................................................................      1,249,278      1,060,334
                                                                                     -------------  -------------
Stockholders' equity before treasury stock.........................................      1,652,210      1,495,835
Common stock held in treasury at cost: 24,068,203 and 20,327,213 shares,
  respectively.....................................................................        992,827        842,209
                                                                                     -------------  -------------
  Total stockholders' equity.......................................................        659,383        653,626
                                                                                     -------------  -------------
  Total liabilities and stockholders' equity.......................................  $  39,858,887  $  37,210,009
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                     JUNE 30,                   JUNE 30,
                                                             ------------------------  --------------------------
                                                                1999         1998          1999          1998
                                                             -----------  -----------  ------------  ------------

                                                             (UNAUDITED)  (UNAUDITED)  (UNAUDITED)   (UNAUDITED)
INTEREST INCOME:
  Student loans............................................   $ 570,742    $ 535,721   $  1,092,148  $  1,104,540
  Warehousing advances.....................................      18,403       27,718         40,259        58,133
  Academic facilities financings:
    Taxable................................................      10,196       11,250         20,089        22,603
    Tax-exempt.............................................       8,867       10,436         18,126        21,507
                                                             -----------  -----------  ------------  ------------
  Total academic facilities financings.....................      19,063       21,686         38,215        44,110
  Investments..............................................      50,019       76,910        102,970       168,192
                                                             -----------  -----------  ------------  ------------
Total interest income......................................     658,227      662,035      1,273,592     1,374,975
INTEREST EXPENSE:
  Short-term debt..........................................     402,922      318,810        757,713       666,768
  Long-term debt...........................................      82,599      176,907        185,521       367,312
                                                             -----------  -----------  ------------  ------------
Total interest expense.....................................     485,521      495,717        943,234     1,034,080
                                                             -----------  -----------  ------------  ------------
Net interest income........................................     172,706      166,318        330,358       340,895
Less: provision for losses.................................      13,029        2,183         20,665        11,677
                                                             -----------  -----------  ------------  ------------
Net interest income after provision for losses.............     159,677      164,135        309,693       329,218
                                                             -----------  -----------  ------------  ------------
OTHER INCOME:
  Gains on sales of student loans..........................       7,913       56,894          7,913       117,068
  Servicing and securitization revenue.....................      80,762       62,509        166,633       115,373
  Gains/(losses) on sales of securities....................       1,090        3,405          1,073         5,799
  Other....................................................      21,866       22,997         42,651        41,948
                                                             -----------  -----------  ------------  ------------
  Total other income.......................................     111,631      145,805        218,270       280,188
                                                             -----------  -----------  ------------  ------------
OPERATING EXPENSES:
  Salaries and benefits....................................      44,950       49,327         89,110        98,126
  Other....................................................      41,460       44,405         83,568        86,468
                                                             -----------  -----------  ------------  ------------
Total operating expenses...................................      86,410       93,732        172,678       184,594
                                                             -----------  -----------  ------------  ------------
Income before income taxes and minority interest in net
  earnings of subsidiary...................................     184,898      216,208        355,285       424,812
                                                             -----------  -----------  ------------  ------------
INCOME TAXES:
  Current..................................................      46,114       70,452        163,069       140,217
  Deferred.................................................      12,447       (1,149)       (50,603)       (3,991)
                                                             -----------  -----------  ------------  ------------
Total income taxes.........................................      58,561       69,303        112,466       136,226
Minority interest in net earnings of subsidiary............       2,674        2,674          5,347         5,347
                                                             -----------  -----------  ------------  ------------
NET INCOME.................................................   $ 123,663    $ 144,231   $    237,472  $    283,239
                                                             -----------  -----------  ------------  ------------
                                                             -----------  -----------  ------------  ------------
Basic earnings per share...................................   $     .77    $     .86   $       1.46  $       1.67
                                                             -----------  -----------  ------------  ------------
                                                             -----------  -----------  ------------  ------------
Average common shares outstanding..........................     161,344      168,282        162,249       169,998
                                                             -----------  -----------  ------------  ------------
                                                             -----------  -----------  ------------  ------------
Diluted earnings per share.................................   $     .76    $     .84   $       1.44  $       1.64
                                                             -----------  -----------  ------------  ------------
                                                             -----------  -----------  ------------  ------------
Average common and common equivalent shares outstanding....     163,803      171,108        164,736       172,593
                                                             -----------  -----------  ------------  ------------
                                                             -----------  -----------  ------------  ------------

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         COMMON STOCK SHARES
                                                 -----------------------------------    COMMON       ADDITIONAL     RETAINED
                                                   ISSUED     TREASURY   OUTSTANDING     STOCK     PAID-IN CAPITAL  EARNINGS
                                                 ----------  ----------  -----------  -----------  ---------------  ---------

BALANCE AT MARCH 31, 1998......................  183,923,227 (13,902,544) 170,020,683  $  36,785      $  22,030     $ 769,115
  Comprehensive income:
    Net income.................................                                                                       144,231
    Other comprehensive income, net of tax:
      Unrealized gains (losses) on investments,
        net of tax.............................
  Comprehensive income.........................
  Cash dividends ($.14 per share)..............                                                                       (23,429)
  Issuance of common shares....................     118,508                 118,508           23          2,763
  Premiums on equity forward purchase
    contracts..................................                                                          (2,483)
  Repurchase of common shares..................              (2,663,325) (2,663,325)
                                                 ----------  ----------  -----------  -----------       -------     ---------
BALANCE AT JUNE 30, 1998.......................  184,041,735 (16,565,869) 167,475,866  $  36,808      $  22,310     $ 889,917
                                                 ----------  ----------  -----------  -----------       -------     ---------
                                                 ----------  ----------  -----------  -----------       -------     ---------
BALANCE AT MARCH 31, 1999......................  184,773,592 (21,896,197) 162,877,395  $  36,955      $  34,100     $1,149,720
  Comprehensive income:
    Net income.................................                                                                       123,663
    Other comprehensive income, net of tax:
      Unrealized gains (losses) on investments,
        net of tax.............................
  Comprehensive income.........................
  Cash dividends ($.15 per share)..............                                                                       (24,105)
  Issuance of common shares....................     202,519                 202,519           40          7,076
  Premiums on equity forward purchase
    contracts..................................                                                          (6,212)
  Repurchase of common shares..................              (2,172,006) (2,172,006)
                                                 ----------  ----------  -----------  -----------       -------     ---------
BALANCE AT JUNE 30, 1999.......................  184,976,111 (24,068,203) 160,907,908  $  36,995      $  34,964     $1,249,278
                                                 ----------  ----------  -----------  -----------       -------     ---------
                                                 ----------  ----------  -----------  -----------       -------     ---------

                                                             ACCUMULATED
                                                                OTHER           TOTAL
                                                 TREASURY   COMPREHENSIVE   STOCKHOLDERS'
                                                   STOCK        INCOME         EQUITY
                                                 ---------  --------------  -------------
BALANCE AT MARCH 31, 1998......................  $(580,199)   $  373,701      $ 621,432
                                                                            -------------
  Comprehensive income:
    Net income.................................                                 144,231
    Other comprehensive income, net of tax:
      Unrealized gains (losses) on investments,
        net of tax.............................                   (2,066)        (2,066)
                                                                            -------------
  Comprehensive income.........................                                 142,165
  Cash dividends ($.14 per share)..............                                 (23,429)
  Issuance of common shares....................                                   2,786
  Premiums on equity forward purchase
    contracts..................................                                  (2,483)
  Repurchase of common shares..................   (110,091)                    (110,091)
                                                 ---------  --------------  -------------
BALANCE AT JUNE 30, 1998.......................  $(690,290)   $  371,635      $ 630,380
                                                 ---------  --------------  -------------
                                                 ---------  --------------  -------------
BALANCE AT MARCH 31, 1999......................  $(903,827)   $  343,402      $ 660,350
                                                                            -------------
  Comprehensive income:
    Net income.................................                                 123,663
    Other comprehensive income, net of tax:
      Unrealized gains (losses) on investments,
        net of tax.............................                  (12,429)       (12,429)
                                                                            -------------
  Comprehensive income.........................                                 111,234
  Cash dividends ($.15 per share)..............                                 (24,105)
  Issuance of common shares....................                                   7,116
  Premiums on equity forward purchase
    contracts..................................                                  (6,212)
  Repurchase of common shares..................    (89,000)                     (89,000)
                                                 ---------  --------------  -------------
BALANCE AT JUNE 30, 1999.......................  $(992,827)   $  330,973      $ 659,383
                                                 ---------  --------------  -------------
                                                 ---------  --------------  -------------

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         COMMON STOCK SHARES
                                                 -----------------------------------    COMMON       ADDITIONAL     RETAINED
                                                   ISSUED     TREASURY   OUTSTANDING     STOCK     PAID-IN CAPITAL  EARNINGS
                                                 ----------  ----------  -----------  -----------  ---------------  ---------
BALANCE AT DECEMBER 31, 1997...................  183,632,694 (10,221,757) 173,410,937  $  36,726      $  28,838     $ 654,135
  Comprehensive income:
    Net income.................................                                                                       283,239
    Other comprehensive income, net of tax:
      Unrealized gains (losses) on investments,
        net of tax.............................
  Comprehensive income.........................
  Cash dividends ($.28 per share)..............                                                                       (47,457)
  Issuance of common shares....................     409,041                 409,041           82         10,566
  Premiums on equity forward purchase
    contracts..................................                                                         (17,094)
Repurchase of common shares....................              (6,344,112) (6,344,112)
                                                 ----------  ----------  -----------  -----------  ---------------  ---------
BALANCE AT JUNE 30, 1998.......................  184,041,735 (16,565,869) 167,475,866  $  36,808      $  22,310     $ 889,917
                                                 ----------  ----------  -----------  -----------  ---------------  ---------
                                                 ----------  ----------  -----------  -----------  ---------------  ---------
BALANCE AT DECEMBER 31, 1998...................  184,453,866 (20,327,213) 164,126,653  $  36,891      $  26,871     $1,060,334
  Comprehensive income:
    Net income.................................                                                                       237,472
    Other comprehensive income, net of tax:
      Unrealized gains (losses) on investments,
        net of tax.............................
  Comprehensive income.........................
  Cash dividends ($.30 per share)..............                                                                       (48,528)
  Issuance of common shares....................     522,245                 522,245          104         17,797
  Premiums on equity forward purchase
    contracts..................................                                                         (12,201)
  Tax benefit related to employee stock option
    and purchase plan..........................                                                           2,497
  Repurchase of common shares..................              (3,740,990) (3,740,990)
                                                 ----------  ----------  -----------  -----------  ---------------  ---------
BALANCE AT JUNE 30, 1999.......................  184,976,111 (24,068,203) 160,907,908  $  36,995      $  34,964     $1,249,278
                                                 ----------  ----------  -----------  -----------  ---------------  ---------
                                                 ----------  ----------  -----------  -----------  ---------------  ---------

                                                             ACCUMULATED
                                                                OTHER           TOTAL
                                                 TREASURY   COMPREHENSIVE   STOCKHOLDERS'
                                                   STOCK        INCOME         EQUITY
                                                 ---------  --------------  -------------
BALANCE AT DECEMBER 31, 1997...................  $(423,863)   $  378,736      $ 674,572
                                                                            -------------
  Comprehensive income:
    Net income.................................                                 283,239
    Other comprehensive income, net of tax:
      Unrealized gains (losses) on investments,
        net of tax.............................                   (7,101)        (7,101)
                                                                            -------------
  Comprehensive income.........................                                 276,138
  Cash dividends ($.28 per share)..............                                 (47,457)
  Issuance of common shares....................                                  10,648
  Premiums on equity forward purchase
    contracts..................................                                 (17,094)
Repurchase of common shares....................   (266,427)                    (266,427)
                                                 ---------  --------------  -------------
BALANCE AT JUNE 30, 1998.......................  $(690,290)   $  371,635      $ 630,380
                                                 ---------  --------------  -------------
                                                 ---------  --------------  -------------
BALANCE AT DECEMBER 31, 1998...................  $(842,209)   $  371,739      $ 653,626
                                                                            -------------
  Comprehensive income:
    Net income.................................                                 237,472
    Other comprehensive income, net of tax:
      Unrealized gains (losses) on investments,
        net of tax.............................                  (40,766)       (40,766)
                                                                            -------------
  Comprehensive income.........................                                 196,706
  Cash dividends ($.30 per share)..............                                 (48,528)
  Issuance of common shares....................                                  17,901
  Premiums on equity forward purchase
    contracts..................................                                 (12,201)
  Tax benefit related to employee stock option
    and purchase plan..........................                                   2,497
  Repurchase of common shares..................   (150,618)                    (150,618)
                                                 ---------  --------------  -------------
BALANCE AT JUNE 30, 1999.......................  $(992,827)   $  330,973      $ 659,383
                                                 ---------  --------------  -------------
                                                 ---------  --------------  -------------

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                 --------------------------------
                                                                                      1999             1998
                                                                                 ---------------  ---------------

                                                                                   (UNAUDITED)      (UNAUDITED)
OPERATING ACTIVITIES
Net income.....................................................................  $       237,472  $       283,239
Adjustments to reconcile net income to net cash provided by operating activities:
  Gains on sales of student loans..............................................           (7,913)        (117,068)
  Provision for losses.........................................................           20,665           11,677
  (Increase) decrease in accrued interest receivable...........................          (88,721)          15,432
  (Decrease) in accrued interest payable.......................................          (15,309)         (21,248)
  Decrease (increase) in other assets..........................................           30,835          (76,445)
  Increase (decrease) in other liabilities.....................................          120,086         (113,593)
                                                                                 ---------------  ---------------
  Total adjustments............................................................           59,643         (301,245)
                                                                                 ---------------  ---------------
Net cash provided by (used in) operating activities............................          297,115          (18,006)
                                                                                 ---------------  ---------------
INVESTING ACTIVITIES
Insured student loans purchased................................................       (6,451,143)      (3,852,690)
Reduction of insured student loans purchased:
  Installment payments.........................................................        1,632,028        1,386,246
  Claims and resales...........................................................          270,064          405,839
  Proceeds from securitization of student loans................................        1,014,982        6,035,218
Warehousing advances made......................................................         (314,279)        (468,680)
Warehousing advance repayments.................................................          657,555          829,470
Academic facilities financings made............................................          (29,987)          (4,220)
Academic facilities financings reductions......................................           86,546           96,961
Investments purchased..........................................................       (6,168,361)      (5,908,311)
Proceeds from sale or maturity of investments..................................        6,575,217        6,310,404
                                                                                 ---------------  ---------------
Net cash (used in) provided by investing activities............................       (2,727,378)       4,830,237
                                                                                 ---------------  ---------------
FINANCING ACTIVITIES
Short-term borrowings issued...................................................      269,023,264      225,168,686
Short-term borrowings repaid...................................................     (266,841,347)    (226,700,340)
Long-term notes issued.........................................................        6,422,085        3,193,882
Long-term notes repaid.........................................................       (6,043,709)      (6,147,786)
Equity forward contracts and common stock issued...............................            8,197           (6,446)
Common stock repurchased.......................................................         (150,618)        (266,427)
Dividends paid.................................................................          (48,528)         (47,457)
                                                                                 ---------------  ---------------
Net cash provided by (used in) financing activities............................        2,369,344       (4,805,888)
                                                                                 ---------------  ---------------
Net (decrease) increase in cash and cash equivalents...........................          (60,919)           6,343
Cash and cash equivalents at beginning of period...............................          115,912           54,022
                                                                                 ---------------  ---------------
Cash and cash equivalents at end of period.....................................  $        54,993  $        60,365
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------
Cash disbursements made for:
  Interest.....................................................................  $       828,418  $       973,665
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------
  Income taxes.................................................................  $       163,500  $       175,000
                                                                                 ---------------  ---------------
                                                                                 ---------------  ---------------

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (INFORMATION AT JUNE 30, 1999 AND 1998 AND FOR THE THREE AND

             SIX MONTHS ENDED JUNE 30, 1999 AND 1998 IS UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of SLM Holding Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.

2. NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133," is effective for the Company's financial statements beginning January 1, 2001. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for derivative financial instruments that qualify as fair value hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Derivative financial instruments that qualify as cashflow hedges are reported as an adjustment to stockholders' equity as a component of other comprehensive income. SFAS 133 could result in increased period to period volatility in reported net income. Management is continuing to assess the potential impact of SFAS 133 on the Company's reported results of operations and financial position. The Company has not determined when it will implement the new standard.

                            SLM HOLDING CORPORATION

          (INFORMATION AT JUNE 30, 1999 AND 1998 AND FOR THE THREE AND

             SIX MONTHS ENDED JUNE 30, 1999 AND 1998 IS UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ALLOWANCE FOR LOSSES

    The following table summarizes changes in the allowance for losses for the three and six months ended June 30, 1999 and 1998, respectively. Certain reclassifications have been made to the balances as of June 30, 1998 to be consistent with classifications adopted for June 30, 1999.

                                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                JUNE 30,                JUNE 30,
                                                         ----------------------  ----------------------
                                                            1999        1998        1999        1998
                                                         ----------  ----------  ----------  ----------
BALANCE AT BEGINNING OF PERIOD.........................  $  298,136  $  275,159  $  293,185  $  273,412
Additions
  Provisions for losses................................      13,029       2,183      20,665      11,677
  Recoveries...........................................         748         525       3,031       1,091
Deductions
  Reductions for sales of student loans................      (1,067)     (3,288)     (1,067)     (7,474)
  Write-offs...........................................     (12,142)     (5,845)    (17,110)     (9,972)
                                                         ----------  ----------  ----------  ----------
BALANCE AT END OF PERIOD...............................  $  298,704  $  268,734  $  298,704  $  268,734
                                                         ----------  ----------  ----------  ----------
                                                         ----------  ----------  ----------  ----------

4. STUDENT LOAN SECURITIZATION

    Due to improving market conditions, the Company reentered the securitization market in the second quarter of 1999. For the three months ended June 30, 1999 and 1998, the Company securitized $1.0 billion and $3.0 billion, respectively, of student loans and recorded pre-tax gains of $8 million and $57 million, respectively. For the six months ended June 30, 1999 and 1998, the Company securitized $1.0 billion (in one transaction) and $6.0 billion (in two transactions), respectively, of student loans and recorded pre-tax gains of $8 million and $117 million, respectively. At June 30, 1999 and December 31, 1998, securitized student loans outstanding totaled $17.6 billion and $17.9 billion, respectively.

5. COMMON STOCK

    Basic earnings per share are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options and warrants,

                            SLM HOLDING CORPORATION

          (INFORMATION AT JUNE 30, 1999 AND 1998 AND FOR THE THREE AND

             SIX MONTHS ENDED JUNE 30, 1999 AND 1998 IS UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. COMMON STOCK (CONTINUED)
determined by the treasury stock method, and equity forwards, determined by the reverse treasury stock method, as follows:

                                                                                AVERAGE       EARNINGS
                                                               NET INCOME        SHARES       PER SHARE
                                                              -------------  --------------  -----------
                                                               (THOUSANDS)    (THOUSANDS)
THREE MONTHS ENDED JUNE 30, 1999
Basic earnings per share....................................   $   123,663         161,344     $     .77
Dilutive effect of stock options, warrants and equity
  forwards..................................................            --           2,459          (.01)
                                                              -------------        -------   -----------
Diluted earnings per share..................................   $   123,663         163,803     $     .76
                                                              -------------        -------   -----------
                                                              -------------        -------   -----------

THREE MONTHS ENDED JUNE 30, 1998
Basic earnings per share....................................   $   144,231         168,282     $     .86
Dilutive effect of stock options, warrants, and equity
  forwards..................................................            --           2,826          (.02)
                                                              -------------        -------   -----------
Diluted earnings per share..................................   $   144,231         171,108     $     .84
                                                              -------------        -------   -----------
                                                              -------------        -------   -----------

                                                                                AVERAGE       EARNINGS
                                                               NET INCOME        SHARES       PER SHARE
                                                              -------------  --------------  -----------
                                                               (THOUSANDS)    (THOUSANDS)
SIX MONTHS ENDED JUNE 30, 1999
Basic earnings per share....................................   $   237,472         162,249     $    1.46
Dilutive effect of stock options, warrants and equity
  forwards..................................................            --           2,487          (.02)
                                                              -------------        -------   -----------
Diluted earnings per share..................................   $   237,472         164,736     $    1.44
                                                              -------------        -------   -----------
                                                              -------------        -------   -----------

SIX MONTHS ENDED JUNE 30, 1998
Basic earnings per share....................................   $   283,239         169,998     $    1.67
Dilutive effect of stock options, warrants, and equity
  forwards..................................................            --           2,595          (.03)
                                                              -------------        -------   -----------
Diluted earnings per share..................................   $   283,239         172,593     $    1.64
                                                              -------------        -------   -----------
                                                              -------------        -------   -----------

6. SUBSEQUENT EVENT

    On July 12, 1999, the Company completed its acquisition of Nellie Mae Corporation ("Nellie Mae") by purchasing all of its issued and outstanding shares of common stock for $320 million in cash. Nellie Mae is engaged in the business of originating, purchasing and holding education loans. During the first six months of 1999, Nellie Mae originated $174 million in federally insured and privately insured education loans. Nellie Mae and its subsidiaries own a $2.6 billion education portfolio, making it the seventh largest education loan holder in the nation. The Company effected the acquisition through the GSE. A portion of Nellie Mae's business was transferred to a subsidiary of SLM Holding Corporation in which the GSE has an indirect, non-voting minority interest.

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

    Set forth below is Management's Discussion and Analysis of Financial Condition and Results of Operations of SLM Holding for the three and six months ended June 30, 1999 and 1998. This section should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 1996-98 presented in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. All dollar amounts are in millions, except per share amounts or as otherwise noted.

SELECTED FINANCIAL DATA

CONDENSED STATEMENTS OF INCOME

                                  THREE
                                  MONTHS                 SIX MONTHS
                                  ENDED      INCREASE      ENDED       INCREASE
                                 JUNE 30,   (DECREASE)    JUNE 30,    (DECREASE)
                                ----------  ----------  ------------  ----------
                                1999  1998    $     %   1999   1998     $     %
                                ----  ----  -----  ---  -----  -----  -----  ---
Net interest income...........  $173  $166  $   7    4% $ 331  $ 341  $ (10)  (3)%
Less: provision for losses....    13     2     11  497     21     12      9   77
                                ----  ----  -----  ---  -----  -----  -----  ---
Net interest income after
  provision for losses........   160   164     (4)  (3)   310    329    (19)  (6)
Gains on sales of student
  loans.......................     8    57    (49) (86)     8    117   (109) (93)
Servicing and securitization
  revenue.....................    81    63     18   29    167    115     52   44
Other income..................    22    26     (4) (13)    42     48     (6)  (8)
Operating expenses............    86    94     (8)  (8)   173    185    (12)  (6)
Income taxes..................    58    69    (11) (16)   112    136    (24) (17)
Minority interest in net
  earnings of subsidiary......     3     3     --   --      5      5     --   --
                                ----  ----  -----  ---  -----  -----  -----  ---
Net income....................  $124  $144  $ (20) (14)% $ 237 $ 283  $ (46) (16)%
                                ----  ----  -----  ---  -----  -----  -----  ---
                                ----  ----  -----  ---  -----  -----  -----  ---
Basic earnings per share......  $.77  $.86  $(.09) (11)% $1.46 $1.67  $(.21) (13)%
                                ----  ----  -----  ---  -----  -----  -----  ---
                                ----  ----  -----  ---  -----  -----  -----  ---
Diluted earnings per share....  $.76  $.84  $(.08) (10)% $1.44 $1.64  $(.20) (12)%
                                ----  ----  -----  ---  -----  -----  -----  ---
                                ----  ----  -----  ---  -----  -----  -----  ---
Dividends per share...........  $.15  $.14  $ .01    7% $ .30  $ .28  $ .02    7%
                                ----  ----  -----  ---  -----  -----  -----  ---
                                ----  ----  -----  ---  -----  -----  -----  ---

CONDENSED BALANCE SHEETS

                                                                               INCREASE
                                                     JUNE                     (DECREASE)
                                                      30,    DECEMBER 31,   ---------------
                                                     1999        1998          $        %
                                                    -------  -------------  --------   ----
ASSETS
Student loans.....................................  $31,820    $   28,283   $  3,537     13%
Warehousing advances..............................    1,199         1,543       (344)   (22)
Academic facilities financings....................    1,108         1,180        (72)    (6)
Cash and investments..............................    3,592         4,106       (514)   (13)
Other assets......................................    2,140         2,098         42      2
                                                    -------  -------------  --------   ----
Total assets......................................  $39,859    $   37,210   $  2,649      7%
                                                    -------  -------------  --------   ----
                                                    -------  -------------  --------   ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings.............................  $32,030    $   26,589   $  5,441     20%
Long-term notes...................................    5,929         8,810     (2,881)   (33)
Other liabilities.................................    1,027           943         84      9
                                                    -------  -------------  --------   ----
Total liabilities.................................   38,986        36,342      2,644      7
                                                    -------  -------------  --------   ----
Minority interest in subsidiary...................      214           214         --     --
Stockholders' equity before treasury stock........    1,652         1,496        156     10
Common stock held in treasury at cost.............      993           842        151     18
                                                    -------  -------------  --------   ----
Total stockholders' equity........................      659           654          5      1
                                                    -------  -------------  --------   ----
Total liabilities and stockholders' equity........  $39,859    $   37,210   $  2,649      7%
                                                    -------  -------------  --------   ----
                                                    -------  -------------  --------   ----

RESULTS OF OPERATIONS

EARNINGS SUMMARY

    For the three months ended June 30, 1999, the Company's net income was $124 million ($.76 diluted earnings per share), versus net income of $144 million ($.84 diluted earnings per share) in the second quarter of 1998. For the six months ended June 30, 1999, the Company earned net income of $237 million ($1.44 diluted earnings per share) versus $283 million ($1.64 diluted earnings per share) for the six months ended June 30, 1998.

    During the second quarter of 1999, conditions in the global financial markets improved to a point such that management believed it was economically feasible for the Company to reenter the securitization market. Accordingly, the Company securitized $1.0 billion of student loans and recorded an after-tax securitization gain of $5 million. This was a decrease of $32 million from an after-tax securitization gain of $37 million recorded on the $3.0 billion of student loans securitized in the second quarter of 1998. The decrease in the 1999 second quarter securitization gain as a percentage of loans securitized is mainly due to portfolio characteristics and the higher financing spreads in the 1999 transaction. In the first six months of 1998, the Company securitized $6.0 billion of student loans and recorded an after-tax securitization gain of $76 million.

    The financial market turbulence in the third quarter of 1998 also increased the funding spreads on the Company's on-balance sheet financings; as a result, the spread earned on the Company's portfolio of student loans has decreased versus the second quarter of 1998. The negative effect of the higher funding spreads was partially offset by lower average 91-day Treasury bill rates in the second quarter of 1999, as a significant portion of the Company's portfolio of managed student loans earned interest at the minimum borrower rate, while their floating rate funding (exclusive of funding spreads) continued to decrease. In the second quarter of 1999, the Company continued to lower operating expenses, which as a percentage of managed student loans, were .71 percent versus .85 percent in the second quarter of 1998.

    In addition to reporting results of operations in accordance with generally accepted accounting principles, the Company also presents pro-forma results of operations, which treat securitization transactions as financings rather than sales, thereby eliminating gains on such sales. Management refers to these pro-forma results as "cash basis" earnings and believes that they assist in better understanding the Company's results of operations. The Company's "cash basis" net income was $124 million in the second quarter of 1999 ($.75 diluted earnings per share) versus $113 million ($.66 diluted earnings per share) in the second quarter of 1998. The Company's "cash basis" net income was $242 million in the first six months of 1999 ($1.47 diluted earnings per share) versus $217 million in the first six months of 1998 ($1.26 diluted earnings per share). See "Pro-forma Statements of Income."

NET INTEREST INCOME

    Net interest income is derived largely from the Company's on-balance sheet portfolio of student loans. The Taxable Equivalent Net Interest Income analysis set forth below is designed to facilitate a comparison of non-taxable asset yields to taxable yields on a similar basis. Additional information regarding the return on the Company's student loan portfolio is set forth below under "Student Loans-Student Loan Spread Analysis."

    Taxable equivalent net interest income for the three months ended June 30, 1999 increased by $6 million while the net interest margin decreased by .04 percent versus the three months ended June 30, 1998. The $21 million increase in taxable equivalent net interest income attributable to the change in volumes for the three months ended June 30, 1999 was principally due to the $4.2 billion increase in the average balance of student loans in the second quarter of 1999 versus 1998. The $15 million decrease in taxable equivalent net interest income attributable to the change in rates for the three months ended June 30, 1999 was principally due to the decrease in the student loan spread discussed below. This margin decrease was partially offset by the increased percentage of higher yielding student loans remaining on-balance sheet relative to other earning assets (84 percent in the second quarter of 1999 versus 77 percent in the second quarter of
1998).

    Taxable equivalent net interest income for the six months ended June 30, 1999 versus the six months ended June 30, 1998 decreased by $13 million as the decrease in the net interest margin of .05 percent and the decrease in non student loan interest earning assets of $2.6 billion more than offset the increase of $2.1 billion in the average balance of student loans. The increase in the average balance of student loans is principally due to the Company's acquisition of $6.45 billion of student loans in the first six months of 1999 compared with $3.85 billion in the prior year and to the absence of student loan securitizations from October 1998 through May 1999. The decrease in the net interest margin is principally due to the decrease in the student loan spread discussed below, partially offset by the increased percentage of higher yielding student loans remaining on-balance sheet relative to other earning assets (83 percent in the first six months of 1999 versus 76 percent in the first six months of 1998).

TAXABLE EQUIVALENT NET INTEREST INCOME

    The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal corporate tax rate of 35 percent.

                                          THREE MONTHS                      SIX MONTHS
                                             ENDED         INCREASE           ENDED           INCREASE
                                            JUNE 30,      (DECREASE)         JUNE 30,        (DECREASE)
                                          ------------  ---------------   --------------  ----------------
                                          1999   1998     $        %       1999    1998      $        %
                                          -----  -----  ------   ------   ------  ------  -------   ------
Interest income
  Student loans.........................  $ 571  $ 536  $   35        7%  $1,092  $1,105  $   (13)      (1)%
  Warehousing advances..................     18     28     (10)     (34)      40      58      (18)     (31)
  Academic facilities financings........     19     22      (3)     (12)      38      44       (6)     (13)
  Investments...........................     50     77     (27)     (35)     103     168      (65)     (39)
  Taxable equivalent adjustment.........      8      8       -      (11)      16      18       (2)     (14)
                                          -----  -----  ------   ------   ------  ------  -------   ------
Total taxable equivalent interest
  income................................    666    671      (5)      (1)   1,289   1,393     (104)      (7)
Interest expense........................    485    496     (11)      (2)     943   1,034      (91)      (9)
                                          -----  -----  ------   ------   ------  ------  -------   ------
Taxable equivalent net interest income..  $ 181  $ 175  $    6        3%  $  346  $  359  $   (13)      (4)%
                                          -----  -----  ------   ------   ------  ------  -------   ------
                                          -----  -----  ------   ------   ------  ------  -------   ------

AVERAGE BALANCE SHEETS

    The following table reflects the rates earned on earning assets and paid on liabilities for the three and six months ended June 30, 1999 and 1998.

                                                                                                      SIX MONTHS ENDED JUNE
                                                            THREE MONTHS ENDED JUNE 30,                        30,
                                                 --------------------------------------------------  ------------------------
                                                           1999                      1998                      1999
                                                 ------------------------  ------------------------  ------------------------

                                                   BALANCE       RATE        BALANCE       RATE        BALANCE       RATE
                                                 -----------     -----     -----------     -----     -----------     -----
Average Assets
  Student loans................................   $  31,868         7.18%   $  27,641         7.77%   $  30,662         7.18%
  Warehousing advances.........................       1,328         5.56        1,840         6.04        1,446         5.61
  Academic facilities financings...............       1,165         8.20        1,337         8.19        1,185         8.17
  Investments..................................       3,383         6.31        4,994         6.44        3,546         6.19
                                                 -----------         ---   -----------         ---   -----------         ---
Total interest earning assets..................      37,744         7.08%      35,812         7.51%      36,839         7.06%
                                                                     ---                       ---                       ---
                                                                     ---                       ---                       ---
Non-interest earning assets....................       1,894                     1,950                     2,003
                                                 -----------               -----------               -----------
Total assets...................................   $  39,638                 $  37,762                 $  38,842
                                                 -----------               -----------               -----------
                                                 -----------               -----------               -----------
AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY
  Six month floating rate notes................   $   4,832         5.16%   $   2,873         5.55%   $   4,466         5.20%
  Other short-term borrowings..................      26,972         5.07       20,416         5.48       25,648         5.05
  Long-term notes..............................       5,986         5.53       12,434         5.71        6,868         5.45
                                                 -----------         ---   -----------         ---   -----------         ---
Total interest bearing liabilities.............      37,790         5.15%      35,723         5.57%      36,982         5.14%
                                                                     ---                       ---                       ---
                                                                     ---                       ---                       ---
Non-interest bearing liabilities...............       1,206                     1,449                     1,220
Stockholders' equity...........................         642                       590                       640
                                                 -----------               -----------               -----------
Total liabilities and stockholders' equity.....   $  39,638                 $  37,762                 $  38,842
                                                 -----------               -----------               -----------
                                                 -----------               -----------               -----------
Net interest margin............................                     1.92%                     1.96%                     1.89%
                                                                     ---                       ---                       ---
                                                                     ---                       ---                       ---


                                                           1998
                                                 ------------------------
                                                   BALANCE       RATE
                                                 -----------     -----
Average Assets
  Student loans................................   $  28,563         7.80%
  Warehousing advances.........................       1,930         6.08
  Academic facilities financings...............       1,366         8.22
  Investments..................................       5,503         6.40
                                                 -----------         ---
Total interest earning assets..................      37,362         7.52%
                                                                     ---
                                                                     ---
Non-interest earning assets....................       1,917
                                                 -----------
Total assets...................................   $  39,279
                                                 -----------
                                                 -----------
AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY
  Six month floating rate notes................   $   2,974         5.58%
  Other short-term borrowings..................      21,302         5.53
  Long-term notes..............................      12,942         5.72
                                                 -----------         ---
Total interest bearing liabilities.............      37,218         5.60%
                                                                     ---
                                                                     ---
Non-interest bearing liabilities...............       1,455
Stockholders' equity...........................         606
                                                 -----------
Total liabilities and stockholders' equity.....   $  39,279
                                                 -----------
                                                 -----------
Net interest margin............................                     1.94%
                                                                     ---
                                                                     ---

RATE/VOLUME ANALYSIS

    The Rate/Volume Analysis below shows the relative contribution of changes in interest rates and asset volumes.

                                                                              INCREASE (DECREASE)
                                                                  TAXABLE    ATTRIBUTABLE TO CHANGE
                                                                EQUIVALENT             IN
                                                                 INCREASE    ----------------------
                                                                (DECREASE)     RATE       VOLUME
                                                                -----------  ---------  -----------
THREE MONTHS ENDED JUNE 30, 1999 VS. THREE MONTHS ENDED JUNE
  30, 1998
Taxable equivalent interest income............................   $      (5)  $     (45)  $      40
Interest expense..............................................         (11)        (30)         19
                                                                     -----         ---         ---
Taxable equivalent net interest income........................   $       6   $     (15)  $      21
                                                                     -----         ---         ---
                                                                     -----         ---         ---

SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30,
  1998
Taxable equivalent interest income............................   $    (104)  $     (98)  $      (6)
Interest expense..............................................         (91)        (74)        (17)
                                                                     -----         ---         ---
Taxable equivalent net interest income........................   $     (13)  $     (24)  $      11
                                                                     -----         ---         ---
                                                                     -----         ---         ---

STUDENT LOANS

STUDENT LOAN SPREAD ANALYSIS

    The following table analyzes the reported earnings from student loans both on-balance sheet and those off-balance sheet in securitization trusts. The line captioned "Adjusted student loan yields" reflects contractual student-loan yields adjusted for the amortization of premiums paid to purchase loan portfolios and the estimated costs of borrower benefits as required by GAAP. For student loans off-balance sheet, the Company will continue to earn servicing fee revenues over the life of the securitized student loan portfolios. The off-balance sheet information presented in "Securitization Program Servicing and Securitization Revenue" analyzes the on-going servicing revenue and residual interest earned on the securitized portfolios of student loans. For an analysis of the Company's student loan spread for the entire portfolio of managed student loans on a similar basis to the on-balance sheet analysis see "Cash Basis' Student Loan Spread and Net Interest Income."

                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                              --------------------  --------------------
                                                1999       1998       1999       1998
                                              ---------  ---------  ---------  ---------
ON-BALANCE SHEET
Adjusted student loan yields................       7.53%      8.12%      7.54%      8.15%
Consolidated loan rebate fees...............       (.21)      (.24)      (.22)      (.24)
Offset fees.................................       (.14)      (.11)      (.14)      (.11)
                                              ---------  ---------  ---------  ---------
Student loan income.........................       7.18       7.77       7.18       7.80
Cost of funds...............................      (5.12)     (5.50)     (5.10)     (5.54)
                                              ---------  ---------  ---------  ---------
Student loan spread.........................       2.06%      2.27%      2.08%      2.26%
                                              ---------  ---------  ---------  ---------
                                              ---------  ---------  ---------  ---------
OFF-BALANCE SHEET
Servicing and securitization revenue........       1.92%      1.50%      1.95%      1.50%
                                              ---------  ---------  ---------  ---------
                                              ---------  ---------  ---------  ---------
AVERAGE BALANCES
Student loans...............................  $  31,868  $  27,642  $  30,662  $  28,563
Securitized loans...........................     16,889     16,727     17,255     15,518
                                              ---------  ---------  ---------  ---------
Managed student loans.......................  $  48,757  $  44,369  $  47,917  $  44,081
                                              ---------  ---------  ---------  ---------
                                              ---------  ---------  ---------  ---------

    The Company earns interest at the greater of the borrower's rate or a floating rate determined by reference to the average of the weekly auctions of the 91-day Treasury bills by the government, plus a fixed spread, which is dependent upon when the loan was originated. In all cases, the rate the borrower pays sets a minimum rate for determining the yield the Company earns on the loan. The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, either directly or through the use of derivative financial instruments, to mimic the interest rate characteristics of the student loans. Such borrowings, however, do not have minimum rates. As a result, in periods of declining interest rates, the portfolio of managed student loans may be earning at the minimum borrower rate while the Company's funding costs (exclusive of funding spreads) will generally decline along with Treasury bill rates. For loans where the borrower's interest rate is fixed to term, declining interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of a low interest rate environment will only enhance student loan spreads through the next annual reset of the borrowers' interest rates, which occurs on July 1 of each year. Assuming the decline in interest rates on the Company's floating rate debt exactly matched the decline in Treasury bill rates, then the effect of lower Treasury bill rates on the Company's on-balance sheet student loan spread, net of payments under Floor Interest Contracts (discussed below), was $25 million and $46 million for the three and six months ended June 30, 1999, respectively, of which $15 million and $28 million, respectively, is attributable to student loans with minimum borrower rates fixed to term and $10 million and $18 million, respectively, is attributable to student loans whose minimum borrower rates adjust annually on July 1. For the three and six months ended June 30, 1998, the Company earned $16 million and $28 million, respectively, from loans earning at the minimum borrower rate, of which $8 million and $15 million, respectively, was attributable to student loans whose minimum borrower rates were fixed to term and $8 million and $13 million, respectively, was attributable to those whose minimum borrower rates adjust annually on July 1.

    The decrease in the student loan spread for the three months ended June 30, 1999 versus the corresponding period is mainly due to higher funding spreads on the Company's debt along with higher premium amortization and higher offset fees, whose combined effect reduced the student loan spread by 32 basis points, partially offset by lower Treasury bill rates in 1999 that resulted in an increase of 8 basis points earned on loans earning at the minimum borrower rate. The decrease in the student loan spread for the six months ended June 30, 1999 versus the corresponding period is mainly due to higher funding spreads on the Company's debt along with higher premium amortization and higher offset fees, whose combined effect reduced the student loan spread by 26 basis points, partially offset by lower Treasury bill rates in 1999 that resulted in an increase of 9 basis points earned on loans earning at the minimum borrower rate. Lower consolidation lender fees and the restructuring of the Company's Joint Venture with Chase Manhattan Bank (the "Joint Venture") in December of 1998 also benefited the student loan spread.

    The following table analyzes the ability of the FFELP student loans in the Company's managed student loan portfolio to earn at the minimum borrower interest rate at June 30, 1999 and 1998, based on the last Treasury bill auctions of May 1998 and 1997 for variable rate loans (5.16 percent in both years) and based on the last Treasury bill auctions of June 1999 and 1998 for fixed rate loans (4.89 percent and 5.13 percent, respectively) which were applicable to those periods. Beginning on July 1, 1999 the minimum rate for variable rate loans was reset at 4.62% based on the last treasury bill auction in May 1999, at which time no variable rate loans were earning at the minimum rate.

                                                                        JUNE 30, 1999                      JUNE 30, 1998
                                                              ---------------------------------  ---------------------------------
                                                                FIXED     VARIABLE      TOTAL      FIXED     VARIABLE      TOTAL
                                                              ---------  -----------  ---------  ---------  -----------  ---------
Student loans eligible to earn at the minimum borrower
  rate......................................................  $    12.5   $    27.9   $    40.4  $    13.4   $    22.3   $    35.7
Less notional amount of floor interest contracts............       (3.8)      (16.7)      (20.5)      (5.9)      (18.6)      (24.5)
                                                              ---------       -----   ---------  ---------       -----   ---------
Net student loans eligible to earn at the minimum borrower
  rate......................................................  $     8.7   $    11.2   $    19.9  $     7.5   $     3.7   $    11.2
                                                              ---------       -----   ---------  ---------       -----   ---------
                                                              ---------       -----   ---------  ---------       -----   ---------
Net student loans earning at the minimum borrower rate......  $     5.7   $    11.1   $    16.8  $     4.9   $      --   $     4.9
                                                              ---------       -----   ---------  ---------       -----   ---------
                                                              ---------       -----   ---------  ---------       -----   ---------

STUDENT LOAN FLOOR INTEREST CONTRACTS

    Periodically the Company and third parties have entered into contracts to monetize the value of the minimum borrower interest rate feature of its portfolio of FFELP student loans. These contracts are referred to as "Floor Interest Contracts" under which the Company receives an upfront payment and agrees to pay the difference between: (i) the minimum borrower interest rate less the applicable Special Allowance Payment ("SAP") rate (the "Strike Rate") and (ii) the average of the 91-day Treasury bill rates over the period of the contract. If the Strike Rate is less than the average of the Treasury bill rates, then no payment is required. These upfront payments are being amortized over the average life of the contracts. Floor Interest Contracts sold on loans where the borrower rate is reset annually have historically been sold through the next reset date, a period of one year or less, while Floor Interest Contracts sold on loans where the borrower rate is fixed to term have been sold for multi-year periods. The $3.8 billion of outstanding fixed borrower rate Floor Interest Contracts at June 30, 1999 have expiration dates through the year 2003, while the $16.7 billion of annually reset borrower rate contracts outstanding at June 30, 1999 expire on July 1, 1999.

    For the three months ended June 30, 1999 and 1998, the amortization of the upfront payments received from the sale of Floor Interest Contracts with annually reset borrower rates was $12 million and $9 million, respectively. For the six months ended June 30, 1999 and 1998, the amortization of the upfront payments received from the sale of Floor Interest Contracts with annually reset borrower rates was $20 million and $14 million, respectively.

PROVISION FOR LOSSES

    The provision for losses for the three months ended June 30, 1999 and 1998 included $7 million for potential losses on the non-federally insured portfolio versus none in the year-ago quarter, and $6 million and $2 million, respectively, for potential losses due to risk-sharing and other claims on FFELP loans. The provision for losses for the six months ended June 30, 1999 and 1998 included $11 million and $8 million, respectively, for potential losses on the non-federally insured portfolio and $10 million and $4 million, respectively, for potential losses due to risk sharing and other claims on FFELP loans. Management believes that the provision for losses is adequate to cover anticipated losses. However, this evaluation is inherently subjective as it requires material estimates that may be susceptible to significant changes.

ON-BALANCE SHEET FUNDING COSTS

    The Company's borrowings are generally variable rate indexed principally to the 91-day Treasury bill rate. The following table summarizes the average balance of on-balance sheet debt (by index, after giving effect to the impact of interest rate swaps) for the three and six months ended June 30, 1999 and 1998.

                                                 THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                      --------------------------------------------------  -------------------------------------
                                                1999                      1998                      1999               1998
                                      ------------------------  ------------------------  ------------------------  -----------

                                        AVERAGE      AVERAGE      AVERAGE      AVERAGE      AVERAGE      AVERAGE      AVERAGE
                                        BALANCE       RATE        BALANCE       RATE        BALANCE       RATE        BALANCE
                                      -----------  -----------  -----------  -----------  -----------  -----------  -----------
Treasury bill, principally 91-day...   $  28,466         5.18%   $  27,925         5.49%   $  28,496         5.14%   $  28,528
LIBOR...............................       2,517         4.86        4,915         5.52        2,529         4.92        4,954
Discount notes......................       4,924         4.76        1,160         5.46        4,062         4.78        2,012
Fixed...............................         868         6.03          641         7.11          871         6.07          645
Zero coupon.........................         151        11.14          138        11.14          149        11.14          138
Other...............................         864         4.74          944         5.56          875         4.75          941
                                      -----------       -----   -----------       -----   -----------       -----   -----------
Total...............................   $  37,790         5.15%   $  35,723         5.57%   $  36,982         5.14%   $  37,218
                                      -----------       -----   -----------       -----   -----------       -----   -----------
                                      -----------       -----   -----------       -----   -----------       -----   -----------



                                        AVERAGE
                                         RATE
                                      -----------
Treasury bill, principally 91-day...        5.52%
LIBOR...............................        5.57
Discount notes......................        5.50
Fixed...............................        7.15
Zero coupon.........................       11.13
Other...............................        5.51
                                           -----
Total...............................        5.60%
                                           -----
                                           -----

    The following table details the spreads for the Company's Treasury bill indexed borrowings and London Interbank Offered Rate ("LIBOR") indexed borrowings:

                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                JUNE 30,              JUNE 30,
                                          --------------------  --------------------
INDEXED BORROWINGS                          1999       1998       1999       1998
----------------------------------------  ---------  ---------  ---------  ---------
TREASURY BILL
Weighted average Treasury bill..........       4.71%      5.25%      4.70%      5.27%
Borrowing spread........................        .47        .24        .44        .25
                                          ---------  ---------  ---------  ---------
Weighted average borrowing rate.........       5.18%      5.49%      5.14%      5.52%
                                          ---------  ---------  ---------  ---------
                                          ---------  ---------  ---------  ---------
LIBOR
Weighted average LIBOR..................       5.08%      5.76%      5.16%      5.81%
Borrowing spread........................       (.22)      (.24)      (.24)      (.24)
                                          ---------  ---------  ---------  ---------
Weighted average borrowing rate.........       4.86%      5.52%      4.92%      5.57%
                                          ---------  ---------  ---------  ---------
                                          ---------  ---------  ---------  ---------

SECURITIZATION PROGRAM

    During the second quarter of 1999, conditions in the global financial markets improved to a point such that management believed it was economically feasible for the Company to reenter the securitization market. Accordingly, the Company securitized $1.0 billion of student loans and recorded a pre-tax securitization gain of $8 million, which was .79 percent of the portfolio securitized. In the second quarter of 1998 the Company securitized $3.0 billion of student loans and recognized a pre-tax securitization gain of $57 million, which was 1.89 percent of the portfolio securitized. The decrease in the 1999 second quarter securitization gain as a percentage of loans securitized is mainly due to portfolio characteristics and the higher financing spreads in the 1999 transaction. The adverse financial market conditions, which first arose in August 1998 after the Russian bond default, persisted through the first quarter of 1999. The Company did not complete a securitization during that period. In the first six months of 1998, the Company completed two securitization transactions in which it securitized $6.0 billion of student loans and recorded a pre-tax securitization gain of $117 million or 1.95 percent of the portfolios securitized.

SERVICING AND SECURITIZATION REVENUE

    The following table summarizes the components of servicing and securitization revenue:

                                                              THREE MONTHS   SIX MONTHS
                                                               ENDED JUNE    ENDED JUNE
                                                                  30,           30,
                                                              ------------  ------------
                                                              1999   1998   1999   1998
                                                              -----  -----  -----  -----
Servicing revenue less amortization of servicing asset......  $ 38   $ 39   $  78  $  72
Securitization revenue......................................    43     24      89     43
                                                              -----  -----  -----  -----
Total servicing and securitization revenue..................  $ 81   $ 63   $ 167  $ 115
                                                              -----  -----  -----  -----
                                                              -----  -----  -----  -----

    In the three and six months ended June 30, 1999, servicing and securitization revenue was 1.92 percent and 1.95 percent, respectively, of average securitized loans versus 1.50 percent and 1.50 percent, respectively, in the corresponding year ago periods. The Company's securitized loan portfolios benefit from declining Treasury bill rates in a manner similar to the on-balance sheet portfolio of student loans. The increase in securitization revenue in the three months ended June 30, 1999 versus 1998 is due to the decline in Treasury bill rates, which increased securitization revenue by $16 million over the three months ended June 30, 1998 as more loans were earning at the minimum borrower rate. For the six months ended June 30, 1999 the decline in Treasury bill rates increased securitization revenue by $36 million over the six months ended June 30, 1998. The increase in securitization revenue in the three months ended June 30, 1999 is also due to the increase in the average balance of the interest residual to $708 million from $593 million in the three months ended June 30, 1998. For the six months ended June 30, 1999 the average balance of the interest residual increased to $714 million from $538 million in the six months ended June 30, 1998. The increase in servicing revenue for the six months ended June 30, 1999 versus 1998 is mainly due to the increase in the average balance of securitized student loans to $17.3 billion in 1999, from $15.5 billion in 1998.

OTHER INCOME

    Exclusive of gains on sales of student loans and servicing and securitization revenue, other income totaled $22 million and $26 million for the three months ended June 30, 1999 and 1998, respectively, and $42 million and $48 million for the six months ended June 30, 1999 and 1998, respectively. The decrease in other income in 1999 versus 1998 can be attributed to lower servicing fees from the Joint Venture as a result of the restructuring in the fourth quarter of 1998. Under the terms of the restructuring, the student loans are no longer co-owned in the Joint Venture by the Company and Chase and serviced by the Company for a fee. Instead, the Company now purchases all loans originated by Chase. As of June 30, 1999, the $5.0 billion of loans owned jointly by the Company and Chase in the Joint Venture at the time of the restructuring have been sold to the Company. The decrease in other income from reduced servicing fees was partially offset by $8 million and $16 million, respectively, in late fee revenues earned in the three and six months ended June 30, 1999 versus none in the corresponding year-ago periods as the Company began assessing late fees in the second half of 1998.

OPERATING EXPENSES

    In the three months ended June 30, 1999 and 1998, total operating expenses were $86 million and $94 million, respectively, or as a percentage of managed student loans .71 percent and .85 percent, respectively. For the six months ended June 30, 1999 and 1998, total operating expenses were $173 million and $185 million, respectively, or as a percentage of managed student loans .73 percent and .84 percent, respectively. The decrease in operating expenses, both in absolute terms and as a percentage of managed student loans was due principally to lower servicing costs as a result of the closing of two satellite servicing centers in the second quarter of 1998, for which the Company took a $9 million charge, and to cost savings attained through the ongoing servicing center reconfiguration.

STUDENT LOAN PURCHASES

                                        THREE MONTHS ENDED,            SIX MONTHS ENDED,
                                    ----------------------------  ----------------------------
                                    JUNE 30, 1999  JUNE 30, 1998  JUNE 30, 1999  JUNE 30, 1998
                                    -------------  -------------  -------------  -------------
ExportSS, origination and
  servicing clients...............    $   2,529      $   1,095      $   4,776      $   2,522
Other commitment clients..........          288            264            565            614
Spot purchases....................           34            185             73            212
Consolidations....................          391              6            542             65
Other.............................          249            206            495            439
                                         ------         ------         ------         ------
Total.............................    $   3,491      $   1,756      $   6,451      $   3,852
                                         ------         ------         ------         ------
                                         ------         ------         ------         ------

    For the three months ended June 30, 1999, Sallie Mae purchased $3.49 billion of student loans compared with $1.76 billion in the year-ago period. For the six months ended June 30, 1999, Sallie Mae purchased $6.45 billion of student loans compared with $3.85 billion in the year-ago period. As mentioned above, in the fourth quarter of 1998, the Company restructured the Joint Venture and now purchases all loans originated by Chase. The purchases in the first half of 1999 include $1.6 billion of loans in the Joint

Venture that were previously funded by Chase's half of the participations. The Company purchased $.6 billion of such loans in the second quarter.

    In the three and six months ended June 30, 1999, $480 million and $2.2 billion, respectively, of student loans were originated and transferred to Sallie Mae's ExportSS system versus $484 million and $2.2 billion, respectively, in the corresponding year-ago periods. The pipeline of loans currently serviced and committed for purchase by Sallie Mae was $3.1 billion at June 30, 1999 versus and $3.4 billion at June 30, 1998.

    The Department of Education offers existing FFELP borrowers the opportunity to refinance FFELP loans into Federal Direct Student Loan Program ("FDSLP") loans. During the three months ended June 30, 1999 and 1998, approximately $287 million and $119 million, respectively, of the Company's managed student loans were accepted for refinancing into the FDSLP. During the six months ended June 30, 1999 and 1998, approximately $599 million and $186 million, respectively, of the Company's managed student loans were accepted for refinancing into the FDSLP. The increase in the number of loans accepted for refinancing into the FDSLP is due to legislation that allowed borrowers to consolidate student loans into the FDSLP at advantageous rates through January 31, 1999. Applications to these borrowers will continue to be processed through the third quarter of 1999. In connection with this increase in consolidations, the Company increased its provision for losses at December 31, 1998 by $10 million.

    The following table summarizes the activity in the Company's managed portfolio of student loans for the three and six months ended June 30, 1999 and 1998.

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              JUNE 30,              JUNE 30,
                                                                        --------------------  --------------------
                                                                          1999       1998       1999       1998
                                                                        ---------  ---------  ---------  ---------
BEGINNING BALANCE.....................................................  $  47,523  $  44,200  $  46,192  $  43,547
Purchases.............................................................      3,491      1,756      6,451      3,852
Capitalized interest on securitized loans.............................         94         79        200        170
Repayments, claims, other.............................................     (1,330)    (1,375)    (2,628)    (2,812)
Loans consolidated away from SLM Holding..............................       (391)      (170)      (828)      (267)
                                                                        ---------  ---------  ---------  ---------
Ending balance........................................................  $  49,387  $  44,490  $  49,387  $  44,490
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

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

                                                          THREE MONTHS ENDED
                                                                                 SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                         --------------------  --------------------
                                                           1999       1998       1999       1998
                                                         ---------  ---------  ---------  ---------
"CASH BASIS" STATEMENTS OF INCOME:
Insured student loans..................................  $     891  $     860  $   1,743  $   1,705
Advances/Facilities/Investments........................         88        128        183        273
                                                         ---------  ---------  ---------  ---------
Total interest income..................................        979        988      1,926      1,978
Interest expense.......................................       (713)      (746)    (1,405)    (1,498)
                                                         ---------  ---------  ---------  ---------
Net interest income....................................        266        242        521        480
Less: provision for losses.............................         17          7         29         20
                                                         ---------  ---------  ---------  ---------
Net interest income after provision for losses.........        249        235        492        460
                                                         ---------  ---------  ---------  ---------
OTHER INCOME:
  Gains on sales of student loans......................         --         --         --         --
  Servicing and securitization revenue.................         --         --         --         --
  Gains on sales of securities.........................          1          4          1          6
  Other................................................         21         22         42         41
                                                         ---------  ---------  ---------  ---------
Total other income.....................................         22         26         43         47
Total operating expenses...............................         86         94        173        185
                                                         ---------  ---------  ---------  ---------
Income before taxes and minority interest in earnings          185        167        362        322
  of subsidiary........................................
Income taxes...........................................         58         52        114        100
Minority interest in earnings of subsidiary............          3          2          6          5
                                                         ---------  ---------  ---------  ---------
"Cash basis" net income................................  $     124  $     113  $     242  $     217
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------
"Cash basis" diluted earnings per share................  $     .75  $     .66  $    1.47  $    1.26
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------

                                                          THREE MONTHS ENDED
                                                                                 SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                         --------------------  --------------------
                                                           1999       1998       1999       1998
                                                         ---------  ---------  ---------  ---------
RECONCILIATION OF GAAP NET INCOME TO "CASH BASIS" NET
  INCOME:
GAAP net income........................................  $     124  $     144  $     237  $     283
                                                         ---------  ---------  ---------  ---------
"Cash basis" adjustments:
  Gains on sales of student loans......................         (8)       (57)        (8)      (117)
  Servicing and securitization revenue.................        (81)       (63)      (167)      (116)
  Net interest income..................................         93         76        190        139
  Provision for losses.................................         (4)        (5)        (8)        (8)
                                                         ---------  ---------  ---------  ---------
Total "cash basis" adjustments.........................         --        (49)         7       (102)
Net tax effect (A).....................................         --         18         (2)        36
                                                         ---------  ---------  ---------  ---------
"Cash basis" net income................................  $     124  $     113  $     242  $     217
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------

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

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                    --------------------  --------------------
                                                      1999       1998       1999       1998
                                                    ---------  ---------  ---------  ---------
Adjusted student loan yields......................  $    7.54% $    7.96% $    7.55% $    8.00%
Consolidated loan rebate fees.....................       (.15)      (.15)      (.15)      (.16)
Offset fees.......................................       (.09)      (.07)      (.09)      (.07)
                                                    ---------  ---------  ---------  ---------
Student loan income...............................       7.30       7.74       7.31       7.77
Cost of funds.....................................      (5.18)     (5.63)     (5.17)     (5.66)
                                                    ---------  ---------  ---------  ---------
Student loan spread...............................       2.12%      2.11%      2.14%      2.11%
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------
AVERAGE BALANCES
Managed student loans.............................  $  48,757  $  44,369  $  47,917  $  44,081
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------

    The Company earns interest at the greater of the borrower's rate or a floating rate determined by reference to the average of the weekly auctions of the 91-day Treasury bills by the government, plus a fixed spread, which is dependent upon when the loan was originated. In all cases, the rate the borrower pays sets a minimum rate for determining the yield the Company earns on the loan. The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, either directly or through the use of derivative financial instruments, to mimic the interest rate characteristics of the student loans. Such borrowings, however, do not have minimum rates. As a result, in periods of declining interest rates, the portfolio of managed student loans may be earning at the minimum borrower rate while the Company's funding costs (exclusive of funding spreads) will generally decline along with Treasury bill rates. For loans where the borrower's interest rate is fixed to term, declining interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of a low interest rate environment will only enhance student loan spreads through the next annual reset of the borrowers interest rates, which occurs on July 1 of each year. Assuming the decline in interest rates on the Company's floating rate debt exactly matched the decline in Treasury bill rates, then the effect of lower Treasury bill rates on the Company's "cash basis" student loan spread, net of payments under Floor Interest Contracts (discussed below), was $43 million and $84 million for the three and six months ended June 30, 1999, respectively, of which, $18 million and $34 million, respectively, is attributable to student loans with minimum borrower rates fixed to term and $25 million and $50 million, respectively, is attributable to student loans whose minimum borrower rate adjusts annually on July 1.

    The increase in the three and six months ended June 30, 1999 "cash basis" student loan spread versus the year ago period is mainly due to the lower Treasury bill rates in 1999 which resulted in an increase of 19 and 21 basis points, respectively, earned from loans earning at the minimum borrower rate. The student loan spread also benefited from the restructuring of the Joint Venture. These increases in the spread were offset by an increase in financing spreads, relative to the Treasury bill rates in 1999 versus 1998, higher loan premium amortization and higher offset fees. The combined effect of higher funding costs along with higher loan premium amortization and offset fees was a decrease in the student loan spread of 21 and 16 basis points for the three and six months ended June 30, 1999. The increase in financing costs was mainly due to wider on-balance sheet financing

    For the three and six months ended June 30, 1999, the amortization of the upfront payments received from the sale of Floor Interest Contracts with annually reset borrower rates was $14 million and

$23 million, respectively, versus $9 million and $14 million, respectively, for the for the three and six months ended June 30, 1998. At June 30, 1999, the unamortized balance of upfront payments received from the sale of fixed borrower rate Floor Interest Contracts totaled $29 million. There was no unamortized balance of upfront payments received on annually reset borrower rate contracts

    In the three months ended June 30, 1999, "cash basis" net interest income was $266 million compared with $242 million in the year-ago period. In the six months ended June 30, 1999, "cash basis" net interest income was $521 million compared with $480 million in the year-ago period. The increase in net interest income earned in the three and six months ended June 30, 1999 versus the year ago periods was due to the increase in the student loan spread discussed above, the increase in the average balance of managed student loans, and the increase in student loans as a percentage of average earning assets.

FEDERAL AND STATE TAXES

    The Company maintains a portfolio of tax-advantaged assets principally to support education-related financing activities. That portfolio was primarily responsible for the decrease in the effective federal income tax rate from the statutory rate of 35 percent to 32 percent for each of the three and six month periods ended June 30, 1999 and 1998. The GSE is exempt from all state, local and District of Columbia income, franchise, sales and use, personal property and other taxes, except for real property taxes. However, this tax exemption applies only to the GSE and does not apply to SLM Holding or its other operating subsidiaries, that are subject to taxation at the state and local level. State taxes were immaterial in the three and six months ended June 30, 1999 and 1998 as the majority of the Company's business activities were conducted in the GSE.

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

    The Company's unsecured financing requirements are driven by three principal factors: refinancing of existing liabilities as they mature; financing of student loan portfolio growth and the Company's level of securitization activity. As discussed under "Securitization Program," turmoil in the global financial markets has caused financing spreads in the asset-backed market to widen. Until market conditions improve, management intends to continue to finance its student loan portfolio through unsecured GSE debt issuances. The uncertainty in the financial markets has also caused funding spreads on the Company's unsecured debt to widen. Management believes that the current adverse spread environment is temporary so to mitigate its effect on the Company's cost of funds, the Company has been meeting its funding needs through short term financings in the GSE. Should these market conditions persist over an extended period of time, the increased cost of the Company's funding could have a material adverse effect on the Company's earnings.

    During the six months ended June 30, 1999, the Company used repayments and claim payments on student loans and securitization proceeds of $2.9 billion, net proceeds from the issuance of debt of $2.6 billion, and net proceeds from sale or maturity of investments of $407 million to purchase student loans of $6.5 billion and to repurchase $151 million of the Company's common stock.

    Operating activities provided $297 million of cash in the six months ended June 30, 1999, an increase in cash flow of $315 million from the net cash outflows of $18 million in the corresponding period in the prior year. This increase was mainly attributable to the increase in other liabilities caused by the timing of payments for student loan purchases and the payment of deferred tax liabilities in 1998 in the first six months of 1999, partially offset by the increase in net income exclusive of non-cash gains on sales of student loans.

    During the six months ended June 30, 1999, the GSE issued $6.4 billion of long-term notes to refund maturing obligations. At June 30, 1999, the GSE had $5.9 billion of outstanding long-term debt issues, of which $2.0 billion had stated maturities that could be accelerated through call provisions. The GSE uses interest rate and foreign currency swaps (collateralized where appropriate), purchases of U.S. Treasury securities and other hedging techniques to reduce the exposure to interest rate and currency fluctuations that arise from its financing activities and to match the characteristics of its variable interest rate earning assets. See "Interest Rate Risk Management."

    At June 30, 1999, the GSE's statutory capital adequacy ratio, after the effect of the dividends to be paid in the second quarter of 1999, was 2.00 percent. The Privatization Act prohibits the GSE from issuing new debt obligations that mature beyond September 30, 2008 and requires the GSE to transfer any remaining GSE obligations into a defeasance trust for the benefit of the holders of such obligations, along with cash or full-faith and credit obligations of the United States, or an agency thereof, in amounts sufficient, as determined by the Secretary of the Treasury, to pay the principal and interest of the deposited obligations on or before that date.

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

    In the following table, the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at June 30, 1999 and is not necessarily reflective of positions that existed throughout the period.

                                                                       INTEREST RATE SENSITIVITY PERIOD
                                                    ----------------------------------------------------------------------
                                                                  3 MONTHS     6 MONTHS
                                                     3 MONTHS        TO           TO        1 TO 2     2 TO 5     OVER 5
                                                      OR LESS     6 MONTHS      1 YEAR       YEARS      YEARS      YEARS
                                                    -----------  -----------  -----------  ---------  ---------  ---------
ASSETS
Student loans.....................................   $  31,820    $      --    $      --   $      --  $      --  $      --
Warehousing advances..............................       1,183           --           --          --         --         16
Academic facilities financings....................          10           31           28          82        376        581
Cash and investments..............................       1,679           22           32          16         38      1,805
Other assets......................................          28           33           67         132        254      1,626
                                                    -----------  -----------  -----------  ---------  ---------  ---------
  Total assets....................................      34,720           86          127         230        668      4,028
                                                    -----------  -----------  -----------  ---------  ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings.............................      28,227          627        3,176          --         --         --
Long-term notes...................................       2,374           --           --       2,969        133        453
Other liabilities.................................          --           --           --          --         --      1,027
Minority interest in subsidiary...................          --           --           --          --         --        214
Stockholders' equity..............................          --           --           --          --         --        659
                                                    -----------  -----------  -----------  ---------  ---------  ---------
  Total liabilities and stockholders' equity......      30,601          627        3,176       2,969        133      2,353
                                                    -----------  -----------  -----------  ---------  ---------  ---------
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Interest rate swaps...............................      (5,042)         425        3,159       2,584         --     (1,126)
                                                    -----------  -----------  -----------  ---------  ---------  ---------
Total off-balance sheet financial instruments.....      (5,042)         425        3,159       2,584         --     (1,126)
                                                    -----------  -----------  -----------  ---------  ---------  ---------
Period gap........................................   $    (923)   $    (116)   $     110   $    (155) $     535  $     549
                                                    -----------  -----------  -----------  ---------  ---------  ---------
                                                    -----------  -----------  -----------  ---------  ---------  ---------
Cumulative gap....................................   $    (923)   $  (1,039)   $    (929)  $  (1,084) $    (549) $      --
                                                    -----------  -----------  -----------  ---------  ---------  ---------
                                                    -----------  -----------  -----------  ---------  ---------  ---------
Ratio of interest-sensitive assets to interest-
  sensitive liabilities...........................       113.4%         8.5%         1.9%        3.3%     311.3%     530.2%
                                                    -----------  -----------  -----------  ---------  ---------  ---------
                                                    -----------  -----------  -----------  ---------  ---------  ---------
Ratio of cumulative gap to total assets...........         2.3%         2.6%         2.3%        2.7%       1.4%        --%
                                                    -----------  -----------  -----------  ---------  ---------  ---------
                                                    -----------  -----------  -----------  ---------  ---------  ---------

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

AVERAGE TERMS TO MATURITY

    The following table reflects the average terms to maturity for the Company's earning assets and liabilities at June 30, 1999 (in years):

                                                                      ON-         OFF-
                                                                    BALANCE      BALANCE
                                                                     SHEET        SHEET        MANAGED
                                                                  -----------  -----------  -------------
EARNING ASSETS
Student loans...................................................         6.5          4.0           5.5
Warehousing advances............................................         2.5           --           2.5
Academic facilities financings..................................         7.0           --           7.0
Cash and investments............................................         6.5           --           6.5
                                                                          --           --            --
Total earning assets............................................         6.5          4.0           6.0
                                                                          --           --            --
BORROWINGS
Short-term borrowings...........................................          .5           --            .5
Long-term borrowings............................................         2.5          4.0           4.0
                                                                          --           --            --
Total borrowings................................................          .5          4.0           2.0
                                                                          --           --            --

    In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 6.5 years. The mismatch in the average terms to maturity between the Company's on-balance sheet assets and liabilities is due to the Company's use of short term financing to meet its funding needs in response to the adverse spread environment in the world financial markets. As student loans are securitized, the need for long-term on-balance sheet financing will decrease.

COMMON STOCK

    The Company continued to reduce its investment portfolio and to reduce the portfolio of other non-student loan earning assets using the released capital to repurchase the Company's common stock. The Company repurchased 3.7 million shares of common stock during the six months ended June 30, 1999, lowering outstanding shares to 161 million at June 30, 1999. The Company continued to supplement its open market common stock purchases during the year by entering into equity forward contracts to purchase 3.0 million shares of common stock. At June 30, 1999, the total common shares that could potentially be acquired over the next five years under outstanding equity forward contracts was 20.6 million, and the Company has remaining authority to enter into additional share repurchases and equity forward contracts for 8.8 million shares.

    The following table summarizes the Company's common share repurchase and equity-forward activity for the three and six months ended June 30, 1999 and 1998. (All amounts in the tables are common shares in millions.)

                                                                              THREE MONTHS ENDED
                                                                                                     SIX MONTHS ENDED
                                                                                   JUNE 30,              JUNE 30,
                                                                             --------------------  --------------------
                                                                               1999       1998       1999       1998
                                                                             ---------  ---------  ---------  ---------
Common shares repurchased:
  Open market..............................................................         .7        1.8         .9        5.1
  Equity forwards..........................................................        1.5         .9        2.9        1.3
                                                                             ---------  ---------  ---------  ---------
Total shares repurchased...................................................        2.2        2.7        3.8        6.4
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------
Average purchase price per share...........................................  $   40.84  $   41.21  $   40.19  $   41.93
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

Equity forward contracts:
Outstanding at beginning of period.........................................       20.6       14.1       20.5        7.0
New contracts..............................................................        1.5        5.0        3.0       12.5
Exercises..................................................................       (1.5)       (.9)      (2.9)      (1.3)
                                                                             ---------  ---------  ---------  ---------
Outstanding at end of period...............................................       20.6       18.2       20.6       18.2
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------
Board of director authority remaining at end of period.....................        8.8        8.7        8.8        8.7
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

    As of June 30, 1999, the expiration dates and range of purchase prices for outstanding equity forward contracts are as follows:

                                                                         JUNE 30, 1999
                                                                 ------------------------------
                                                                  OUTSTANDING   RANGE OF MARKET
YEAR OF MATURITY                                                   CONTRACTS        PRICES
---------------------------------------------------------------  -------------  ---------------
1999...........................................................          2.4     $39.03-$42.20
2000...........................................................          4.0      41.01- 46.13
2001...........................................................          8.7      32.11- 46.68
2002...........................................................          3.0      42.94- 46.23
2003...........................................................          2.5      41.20- 45.77
                                                                       -----
Total..........................................................         20.6
                                                                       -----
                                                                       -----

OTHER RELATED EVENTS AND INFORMATION

LEGISLATIVE AND OTHER DEVELOPMENTS

    On June 16, 1999, the United States Department of Education announced a reduction in fees on student loans under the William D. Ford Direct Loan Program. The reduced fees include:

    - a one percentage point reduction in the up-front origination fee on Direct Loans, from four percent to three percent of the total loan balance;

    - a 0.25 percentage point interest rate reduction for borrowers that pay their Direct Loans electronically; and

    - a 0.6 percentage point interest rate reduction for borrowers that consolidate their Direct Loan while they are in school or during the grace period prior to the loan entering repayment.

Management believes that these fee reductions will not result in the loss of any loan volume.

    On July 12, 1999, the Company completed its acquisition of Nellie Mae by purchasing all of its issued and outstanding shares of common stock for $320 million in cash. Nellie Mae is engaged in the business of originating, purchasing and holding education loans. During the first six months of 1999, Nellie Mae originated $174 million in federally insured and privately insured education loans. Nellie Mae and its subsidiaries own a $2.6 billion education loan portfolio, making it the seventh largest education loan holder in the nation. The Company effected the acquisition through the GSE. A portion of Nellie Mae's business was transferred to a third tier subsidiary of SLM Holding Corporation in which the GSE has an indirect, non-voting minority interest.

YEAR 2000 ISSUE

    The "Year 2000 issue" refers to a wide variety of potential computer program processing and functionality issues that may arise from the inability of computer programs to properly process date-sensitive information relating to the Year 2000, years thereafter and to a lesser degree the Year 1999.

THE COMPANY'S STATE OF READINESS

    During 1996, the Company commenced a Year 2000 readiness project to assess and remediate its internal software and hardware systems to avoid or mitigate Year 2000 problems and to evaluate Year 2000 problems that may arise from entities with which the Company interacts. In 1997, a comprehensive project structure was implemented and a Year 2000 project team was formed. The Year 2000 project team briefs senior executives of the Company and the Company's board of directors on the progress of the Year 2000 effort. The Company's Year 2000 readiness project encompasses the Company's information technology (IT) systems, as well as its non-IT systems, such as systems embedded in its office equipment and facilities. The Company has completed the assessment of its internal software and hardware. On December 31, 1998, the Company achieved Year 2000 readiness for all Sallie Mae internal applications that were scheduled to be completed by 1998. With the completion of this critical milestone, the corporation is directing its attention to 1999 project objectives. These objectives include the completion of 1999 inventory. The 1999 inventory includes those vendor supplied applications whose readiness date did not align with the Company's December 31, 1998 readiness date, new software/hardware purchased in 1999 and new internally developed products, such as Laureate. These vendor products will be upgraded upon the vendor distribution of any Year 2000 ready release in 1999, or, if no such release is issued, replaced with a Year 2000 ready alternative, a Year 2000 ready work-around, or eliminated from use. Additional objectives include Year 2000 readiness testing with our external business partners and the development of Year 2000 contingency and business continuity plans.

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

    The following describes the Company's state of readiness with respect to the IT systems that support the Company's core business-loan delivery and acquisition and loan servicing:

    - CLASS-SM-, the Company's Consolidated Loan Administration and Servicing System, is the system that services the Company's managed student loans and the student loan portfolios of our

      ExportSS-Registered Trademark- and TransportSS-SM- clients. In July 1998, remediation of CLASS was completed and it was installed into production. A second, full round of comprehensive functional testing and integration testing of all internal application interfaces with CLASS was completed in December 1998. Testing of external interfaces is currently in process and scheduled to be completed in 1999.

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

    - LAUREATE-SM-, the Company's new Internet-based loan delivery system allowing online loan application, guarantee, approval and disbursement services to students and financial aid administrators, was implemented into production on July 1, 1999. Laureate was developed with Year 2000 readiness in mind, using fully qualified dates with four digit years. Year 2000 data was successfully tested during functional testing of Laureate. We are currently migrating Laureate to our Year 2000 test environment, where Laureate and its interfaces will be tested. This is scheduled to be completed during the fall of 1999.

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

    The Company has surveyed its third party service providers and business partners and has completed the review of these surveys. In addition to requesting readiness information, the Company has tested all third-party developed software that the vendor claimed was Year 2000 ready, to confirm compliance or determine the potential impact of noncompliance. In addition, the Company plans to work with select third party service providers and business partners to ascertain their current Year 2000 compliance status and to coordinate testing efforts throughout 1999. The Company's testing strategy is to ensure that the existing system interfaces between Sallie Mae and its clients continue to function smoothly in the Year 2000 and beyond. It is impracticable to test with all business partners. Sallie Mae is concentrating efforts on a select number of external parties that represent a cross-section of our business relationships and results in testing the majority of critical business processes. Testing with key business partners began, on schedule, in May 1999. There can be no assurance that the computer systems of other companies or counterparties on which the Company relies will be Year 2000 ready on a timely basis, or that a failure to resolve Year 2000 issues by another party, or remediation or conversion that is incompatible with the Company's computer systems, will not have a material adverse effect on the Company.

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

THE COMPANY'S CONTINGENCY PLANS

    The Company has developed high level contingency plans for its core applications. In addition, the Company has committed resources in 1999 to evaluate and prepare contingency plans for systems and operations that could be adversely affected by Year 2000-related interruptions. The business process and system inventories have been identified. Contingency plans are required for all mission critical processes and systems. As of August 2, 1999, 98% of these contingency plans have been completed. The remaining 2%, which are related to new systems, are scheduled for completion prior to September 30, 1999. In addition, Sallie Mae has elected to develop contingency plans for a second tier of business processes which, although not critical, are important to operations. As of August 2, 1999, 88% of the contingency plans for these processes have been developed. The remaining are scheduled for completion prior to September 30, 1999. There can be no assurance that the Company's remediation efforts and contingency plans will be sufficient to avoid unforeseen business disruptions or other problems resulting from the Year 2000 issue.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Nothing to report.

ITEM 2. CHANGES IN SECURITIES.

    Nothing to report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the Company's annual meeting of shareholders held on May 20, 1999, the following proposals were approved by the margins indicated:

                                                                                                 NUMBER OF SHARES
                                                                                           -----------------------------
                                                                                             VOTES FOR    VOTES WITHHELD
                                                                                           -------------  --------------
1.         To elect 15 directors to serve on the Board of Directors for one-year terms or until their successors are elected and qualified.

           James E. Brandon, Esq.........................................................    137,054,197       540,890
           Charles L. Daley..............................................................    137,094,992       500,095
           William M. Diefenderfer, III..................................................    137,105,806       489,281
           Edward A. Fox.................................................................    137,100,307       494,717
           Diane Suitt Gilleland.........................................................    137,085,212       509,875
           Ann Torre Grant...............................................................    137,101,146       493,941
           Ronald F. Hunt, Esq...........................................................    137,105,468       489,619
           Benjamin J. Lambert, III......................................................    137,103,189       491,898
           Albert L. Lord................................................................    137,071,825       523,262
           Marie V. McDemmond............................................................    137,095,848       499,239
           Barry A. Munitz...............................................................    137,087,571       507,516
           A. Alexander Porter, Jr.......................................................    137,105,593       489,494
           Wolfgang Schoellkopf..........................................................    137,099,611       495,476
           Steven L. Shapiro.............................................................    137,114,529       480,558
           Randolph H. Waterfield, Jr....................................................    137,086,326       508,761

                                                                                             NUMBER OF SHARES
                                                                                  --------------------------------------
                                                                                                    VOTES
                                                                                    VOTES FOR      AGAINST      ABSTAIN
                                                                                  -------------  ------------  ---------
2.         To ratify the appointment of Arthur Andersen LLP as independent
           auditors for 1999....................................................    137,096,996      104,607     393,484

ITEM 5. OTHER INFORMATION.

    Effective May 3, 1999, Thomas Green joined the Company's executive team as Senior Vice President and President, Higher Education Outsourcing. Before joining the Company, Mr. Green worked for 22 years for Affiliated Computer Services, Government Services Division (formerly Computer Data Systems, Inc.), serving in various capacities, most recently as President.

    In connection with the Company's acquisition of Nellie Mae, Lawrence O'Toole and Jack Remondi became members of the Company's executive management team. Mr. O'Toole, the President and Chief Executive Officer of Nellie Mae will also serve as Executive Vice President of the Company with responsibility for strategic planning, as well as government and industry relations. Mr. Remondi will continue to serve as Chief Financial Officer of Nellie Mae as well as Senior Vice President and Treasurer of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

27  Financial Data Schedule

(b) Reports on Form 8-K

    The Company filed the following Current Report on Form 8-K during the second quarter of 1999:

                DATE                             ITEMS REPORTED                     FINANCIAL STATEMENTS
------------------------------------  ------------------------------------  ------------------------------------
            June 3, 1999              Acquisition of Nellie Mae                             None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                SLM HOLDING CORPORATION
                                (Registrant)

                                /s/ MARK G. OVEREND
                                ------------------------------------------
                                Mark G. Overend
                                Senior Vice President &
                                Chief Financial Officer
                                (Principal Financial and Accounting
                                Officer and Duly Authorized Officer)

Date: August 16, 1999