Form 10-Q
period 1999-09-30
SLM HOLDING CORP
filed 1999-11-15
CIK 1032033

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

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

   / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                     CLASS                              OUTSTANDING AT SEPTEMBER 30, 1999
                     -----                              ---------------------------------
         Common Stock, $.20 par value                          159,083,464 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SLM HOLDING CORPORATION
                                   FORM 10-Q
                                     INDEX
                               SEPTEMBER 30, 1999

PART I FINANCIAL INFORMATION
  Item 1. Financial Statements..............................      3
  Item 2. Management's Discussion and Analysis of Financial
    Condition
    and Results of Operations...............................     12
PART II OTHER INFORMATION
  Item 1. Legal Proceedings.................................     35
  Item 2. Changes in Securities.............................     35
  Item 3. Defaults Upon Senior Securities...................     35
  Item 4. Submission of Matters to a Vote of Security
    Holders.................................................     35
  Item 5. Other Information.................................     35
  Item 6. Exhibits and Reports on Form 8-K..................     35
SIGNATURES..................................................     36

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SLM HOLDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
Student loans...............................................   $35,782,434    $28,282,505
Warehousing advances........................................       949,826      1,542,732
Academic facilities financings
  Bonds available-for-sale..................................       666,227        734,994
  Loans.....................................................       412,738        445,418
                                                               -----------    -----------
Total academic facilities financings........................     1,078,965      1,180,412
Investments
  Available-for-sale........................................     2,828,147      3,306,972
  Held-to-maturity..........................................       697,218        683,452
                                                               -----------    -----------
Total investments...........................................     3,525,365      3,990,424
Cash and cash equivalents...................................       118,219        115,912
Other assets, principally accrued interest receivable.......     2,352,180      2,098,024
                                                               -----------    -----------
  Total assets..............................................   $43,806,989    $37,210,009
                                                               ===========    ===========

LIABILITIES
Short-term borrowings.......................................   $36,246,460    $26,588,504
Long-term notes.............................................     5,674,801      8,810,597
Other liabilities...........................................     1,038,105        943,399
                                                               -----------    -----------
  Total liabilities.........................................    42,959,366     36,342,500
                                                               -----------    -----------

COMMITMENTS AND CONTINGENCIES
Minority interest in subsidiary.............................       213,883        213,883

STOCKHOLDERS' EQUITY
Common stock, par value $.20 per share, 250,000,000 shares
  authorized, 185,496,466 and 184,453,866 shares issued,
  respectively..............................................        37,099         36,891
Additional paid-in capital..................................        36,608         26,871
Unrealized gains on investments (net of tax of $164,337 and
  $200,167, respectively)...................................       305,197        371,739
Retained earnings...........................................     1,346,793      1,060,334
                                                               -----------    -----------
Stockholders' equity before treasury stock..................     1,725,697      1,495,835
Common stock held in treasury at cost:
  26,413,002 and 20,327,213 shares, respectively............     1,091,957        842,209
                                                               -----------    -----------
  Total stockholders' equity................................       633,740        653,626
                                                               -----------    -----------
  Total liabilities and stockholders' equity................   $43,806,989    $37,210,009
                                                               ===========    ===========

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                 -------------------------   -------------------------
                                                    1999          1998          1999          1998
                                                 -----------   -----------   -----------   -----------
                                                 (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
INTEREST INCOME:
  Student loans................................    $640,198      $494,720    $1,732,346    $1,599,260
  Warehousing advances.........................      13,567        23,010        53,826        81,143
  Academic facilities financings:
    Taxable....................................       9,614        11,100        29,703        33,703
    Tax-exempt.................................       8,693        10,028        26,819        31,535
                                                   --------      --------    ----------    ----------
  Total academic facilities financings.........      18,307        21,128        56,522        65,238
  Investments..................................      53,285        68,176       156,255       236,368
                                                   --------      --------    ----------    ----------
Total interest income..........................     725,357       607,034     1,998,949     1,982,009
INTEREST EXPENSE:
  Short-term debt..............................     448,343       314,392     1,206,056       981,161
  Long-term debt...............................      92,656       142,766       278,177       510,077
                                                   --------      --------    ----------    ----------
Total interest expense.........................     540,999       457,158     1,484,233     1,491,238
                                                   --------      --------    ----------    ----------
Net interest income............................     184,358       149,876       514,716       490,771
Less: provision for losses.....................       6,545         6,685        27,210        18,362
                                                   --------      --------    ----------    ----------
Net interest income after provision for
  losses.......................................     177,813       143,191       487,506       472,409
                                                   --------      --------    ----------    ----------
OTHER INCOME:
  Gains on student loan securitizations........       3,627            --        11,540       117,068
  Servicing and securitization revenue.........      61,866        74,552       228,499       189,925
  Gains on loans securitized...................       8,706         6,624         9,779        12,423
  Other........................................      21,111        23,146        63,762        65,094
                                                   --------      --------    ----------    ----------
  Total other income...........................      95,310       104,322       313,580       384,510
OPERATING EXPENSES:
  Salaries and benefits........................      49,461        45,773       138,571       143,899
  Other........................................      42,059        40,767       125,627       127,235
                                                   --------      --------    ----------    ----------
Total operating expenses.......................      91,520        86,540       264,198       271,134
                                                   --------      --------    ----------    ----------
Income before income taxes and minority
  interest in net earnings of subsidiary.......     181,603       160,973       536,888       585,785
                                                   --------      --------    ----------    ----------
INCOME TAXES:
  Current......................................      85,878        80,007       248,947       220,224
  Deferred.....................................     (28,354)      (29,520)      (78,957)      (33,511)
                                                   --------      --------    ----------    ----------
Total income taxes.............................      57,524        50,487       169,990       186,713
Minority interest in net earnings of
  subsidiary...................................       2,674         2,674         8,021         8,021
                                                   --------      --------    ----------    ----------
NET INCOME.....................................    $121,405      $107,812    $  358,877    $  391,051
                                                   ========      ========    ==========    ==========
Basic earnings per share.......................    $    .76      $    .65    $     2.22    $     2.32
                                                   ========      ========    ==========    ==========
Average common shares outstanding..............     159,661       166,298       161,377       168,751
                                                   ========      ========    ==========    ==========
Diluted earnings per share.....................    $    .75      $    .64    $     2.19    $     2.29
                                                   ========      ========    ==========    ==========
Average common and common equivalent shares
  outstanding..................................     162,303       168,630       163,916       171,133
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

                                                         COMMON STOCK SHARES
                                               ---------------------------------------    COMMON      ADDITIONAL       RETAINED
                                                 ISSUED       TREASURY     OUTSTANDING    STOCK     PAID-IN CAPITAL    EARNINGS
                                               -----------   -----------   -----------   --------   ---------------   ----------
BALANCE AT JUNE 30, 1998.....................  184,041,735   (16,565,869)  167,475,866   $36,808        $22,310       $  889,917
  Comprehensive income:
    Net income...............................                                                                            107,812
    Other comprehensive income, net of tax:
      Unrealized gains (losses) on
        investments, net of tax..............
  Comprehensive income.......................
  Cash dividends ($.14 per share)............                                                                            (23,207)
  Issuance of common shares..................       78,939                     78,939         16          1,810
  Premiums on equity forward
    purchase contracts.......................                                                            (4,422)
  Repurchase of common shares................                 (1,846,165)  (1,846,165)
                                               -----------   -----------   -----------   -------        -------       ----------
BALANCE AT SEPTEMBER 30, 1998................  184,120,674   (18,412,034)  165,708,640   $36,824        $19,698       $  974,522
                                               ===========   ===========   ===========   =======        =======       ==========
BALANCE AT JUNE 30, 1999.....................  184,976,111   (24,068,203)  160,907,908   $36,995        $34,964       $1,249,278
  Comprehensive income:
    Net income...............................                                                                            121,405
    Other comprehensive income, net of tax:
      Unrealized gains (losses) on
        investments, net of tax..............
  Comprehensive income.......................
  Cash dividends ($.15 per share)............                                                                            (23,890)
  Issuance of common shares..................      520,355                    520,355        104          9,788
  Premiums on equity forward purchase
    contracts................................                                                            (8,144)
  Repurchase of common shares................                 (2,344,799)  (2,344,799)
                                               -----------   -----------   -----------   -------        -------       ----------
BALANCE AT SEPTEMBER 30, 1999................  185,496,466   (26,413,002)  159,083,464   $37,099        $36,608       $1,346,793
                                               ===========   ===========   ===========   =======        =======       ==========

                                                              ACCUMULATED
                                                                 OTHER            TOTAL
                                                TREASURY     COMPREHENSIVE    STOCKHOLDERS'
                                                  STOCK          INCOME          EQUITY
                                               -----------   --------------   -------------
BALANCE AT JUNE 30, 1998.....................  $  (690,290)     $371,635        $630,380
                                                                                --------
  Comprehensive income:
    Net income...............................                                    107,812
    Other comprehensive income, net of tax:
      Unrealized gains (losses) on
        investments, net of tax..............                     28,552          28,552
                                                                                --------
  Comprehensive income.......................                                    136,364
  Cash dividends ($.14 per share)............                                    (23,207)
  Issuance of common shares..................                                      1,826
  Premiums on equity forward
    purchase contracts.......................                                     (4,422)
  Repurchase of common shares................      (74,573)                      (74,573)
                                               -----------      --------        --------
BALANCE AT SEPTEMBER 30, 1998................  $  (764,863)     $400,187        $666,368
                                               ===========      ========        ========
BALANCE AT JUNE 30, 1999.....................  $  (992,827)     $330,973        $659,383
                                                                                --------
  Comprehensive income:
    Net income...............................                                    121,405
    Other comprehensive income, net of tax:
      Unrealized gains (losses) on
        investments, net of tax..............                    (25,776)        (25,776)
                                                                                --------
  Comprehensive income.......................                                     95,629
  Cash dividends ($.15 per share)............                                    (23,890)
  Issuance of common shares..................                                      9,892
  Premiums on equity forward purchase
    contracts................................                                     (8,144)
  Repurchase of common shares................      (99,130)                      (99,130)
                                               -----------      --------        --------
BALANCE AT SEPTEMBER 30, 1999................  $(1,091,957)     $305,197        $633,740
                                               ===========      ========        ========

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         COMMON STOCK SHARES
                                               ---------------------------------------    COMMON      ADDITIONAL       RETAINED
                                                 ISSUED       TREASURY     OUTSTANDING    STOCK     PAID-IN CAPITAL    EARNINGS
                                               -----------   -----------   -----------   --------   ---------------   ----------
BALANCE AT DECEMBER 31, 1997.................  183,632,694   (10,221,757)  173,410,937   $36,726        $28,838       $  654,135
  Comprehensive income:
    Net income...............................                                                                            391,051
    Other comprehensive income, net of tax:
      Unrealized gains (losses) on
        investments, net of tax..............
  Comprehensive income.......................
  Cash dividends ($.42 per share)............                                                                            (70,664)
  Issuance of common shares..................      487,980                    487,980         98         12,376
  Premiums on equity forward
    purchase contracts.......................                                                           (21,516)
  Repurchase of common shares................                 (8,190,277)  (8,190,277)
                                               -----------   -----------   -----------   -------        -------       ----------
BALANCE AT SEPTEMBER 30, 1998................  184,120,674   (18,412,034)  165,708,640   $36,824        $19,698       $  974,522
                                               ===========   ===========   ===========   =======        =======       ==========
BALANCE AT DECEMBER 31, 1998.................  184,453,866   (20,327,213)  164,126,653   $36,891        $26,871       $1,060,334
  Comprehensive income:
    Net Income...............................                                                                            358,877
    Other comprehensive income, net of tax:
      Unrealized gains (losses) on
        investments, net of tax..............
  Comprehensive income.......................
  Cash dividends ($.45 per share)............                                                                            (72,418)
  Issuance of common shares..................    1,042,600                  1,042,600        208         27,585
  Premiums on equity forward purchase
    contracts................................                                                           (20,345)
  Tax benefits related to employee stock
    option and purchase plan.................                                                             2,497
  Repurchase of common shares................                 (6,085,789)  (6,085,789)
                                               -----------   -----------   -----------   -------        -------       ----------
BALANCE AT SEPTEMBER 30, 1999................  185,496,466   (26,413,002)  159,083,464   $37,099        $36,608       $1,346,793
                                               ===========   ===========   ===========   =======        =======       ==========

                                                              ACCUMULATED
                                                                 OTHER            TOTAL
                                                TREASURY     COMPREHENSIVE    STOCKHOLDERS'
                                                  STOCK          INCOME          EQUITY
                                               -----------   --------------   -------------
BALANCE AT DECEMBER 31, 1997.................  $  (423,863)     $378,736        $674,572
                                                                                --------
  Comprehensive income:
    Net income...............................                                    391,051
    Other comprehensive income, net of tax:
      Unrealized gains (losses) on
        investments, net of tax..............                     21,451          21,451
                                                                                --------
  Comprehensive income.......................                                    412,502
  Cash dividends ($.42 per share)............                                    (70,664)
  Issuance of common shares..................                                     12,474
  Premiums on equity forward
    purchase contracts.......................                                    (21,516)
  Repurchase of common shares................     (341,000)                     (341,000)
                                               -----------      --------        --------
BALANCE AT SEPTEMBER 30, 1998................  $  (764,863)     $400,187        $666,368
                                               ===========      ========        ========
BALANCE AT DECEMBER 31, 1998.................  $  (842,209)     $371,739        $653,626
                                                                                --------
  Comprehensive income:
    Net Income...............................                                    358,877
    Other comprehensive income, net of tax:
      Unrealized gains (losses) on
        investments, net of tax..............                    (66,542)        (66,542)
                                                                                --------
  Comprehensive income.......................                                    292,335
  Cash dividends ($.45 per share)............                                    (72,418)
  Issuance of common shares..................                                     27,793
  Premiums on equity forward purchase
    contracts................................                                    (20,345)
  Tax benefits related to employee stock
    option and purchase plan.................                                      2,497
  Repurchase of common shares................     (249,748)                     (249,748)
                                               -----------      --------        --------
BALANCE AT SEPTEMBER 30, 1999................  $(1,091,957)     $305,197        $633,740
                                               ===========      ========        ========

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
                                                              (UNAUDITED)    (UNAUDITED)
OPERATING ACTIVITIES
Net income..................................................  $    358,877   $    391,051
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Gains on student loan securitizations.....................       (11,540)      (117,068)
  Provision for losses......................................        27,210         18,362
  (Increase) decrease in accrued interest receivable........      (132,911)       166,604
  (Decrease) in accrued interest payable....................       (68,880)      (165,262)
  Decrease (increase) in other assets.......................        17,222        (84,477)
  Increase in other liabilities.............................       146,654        144,759
                                                              ------------   ------------
      Total adjustments.....................................       (22,245)       (37,082)
                                                              ------------   ------------
      Net cash provided by operating activities.............       336,632        353,969
                                                              ------------   ------------
INVESTING ACTIVITIES
Insured student loans purchased.............................    (9,427,361)    (5,879,621)
Reduction of insured student loans purchased:
  Installment payments......................................     2,136,388      2,054,476
  Claims and resales........................................       366,261        602,042
  Proceeds from securitization of student loans.............     2,031,320      6,035,218
Warehousing advances made...................................      (577,459)      (715,981)
Warehousing advance repayments..............................       810,365      1,096,560
Academic facilities financings made.........................       (35,919)        (4,226)
Academic facilities financings reductions...................       118,733        140,914
Investments purchased.......................................    (7,958,809)    (8,151,265)
Proceeds from sale or maturity of investments...............     8,351,871      8,875,794
Purchase of Nellie Mae, net of cash acquired (Note 6).......      (317,722)            --
                                                              ------------   ------------
      Net cash (used in) provided by investing activities...    (4,502,332)     4,053,911
                                                              ------------   ------------
FINANCING ACTIVITIES
Short-term borrowings issued................................   409,501,619    318,600,741
Short-term borrowings repaid................................  (406,398,210)  (317,077,287)
Long-term notes issued......................................    10,283,891      4,227,531
Long-term notes repaid......................................    (8,907,072)    (9,711,077)
Equity forward contracts and common stock issued............         9,945         (9,042)
Common stock repurchased....................................      (249,748)      (341,000)
Dividends paid..............................................       (72,418)       (70,664)
                                                              ------------   ------------
Net cash provided by (used in) financing activities.........     4,168,007     (4,380,798)
                                                              ------------   ------------
Net increase in cash and cash equivalents...................         2,307         27,082
Cash and cash equivalents at beginning of period............       115,912         54,022
                                                              ------------   ------------
Cash and cash equivalents at end of period..................  $    118,219   $     81,104
                                                              ============   ============
Cash disbursements made for:
  Interest..................................................  $  1,323,214   $  1,539,653
                                                              ============   ============
  Income taxes..............................................  $    248,500   $    263,336
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (INFORMATION AT SEPTEMBER 30, 1999 AND FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 1999 AND 1998 IS UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of SLM Holding Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results for the year ending
December 31, 1999.

2. NEW ACCOUNTING PRONOUNCEMENTS

    In September 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument, including derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133," is effective for the Company's financial statements beginning January 1, 2001. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for derivative financial instruments that qualify as fair value hedges allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Derivative financial instruments that qualify as cashflow hedges are reported as an adjustment to stockholders' equity as a component of other comprehensive income. SFAS 133 could result in increased period to period volatility in reported net income. Management is continuing to assess the potential impact of SFAS 133 on the Company's reported results of operations and financial position. The Company has not determined when it will implement the new standard.

                            SLM HOLDING CORPORATION

   (INFORMATION AT SEPTEMBER 30, 1999 AND FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 1999 AND 1998 IS UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ALLOWANCE FOR LOSSES

    The following table summarizes changes in the allowance for losses for the three and nine months ended September 30, 1999 and 1998, respectively. Certain reclassifications have been made to the balances as of September 30, 1998 to be consistent with classifications adopted for September 30, 1999.

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                      -------------------   -------------------
                                        1999       1998       1999       1998
                                      --------   --------   --------   --------
Balance at beginning of period......  $298,704   $268,734   $293,185   $273,412
Additions
  Provisions for losses.............     6,545      6,685     27,210     18,362
  Recoveries........................    17,641     13,634     20,672     14,940
Deductions
  Reductions for student loan
    securitizations.................    (1,668)        --     (2,735)    (7,474)
  Write-offs........................   (13,582)   (12,221)   (30,692)   (22,408)
                                      --------   --------   --------   --------
BALANCE AT END OF PERIOD............  $307,640   $276,832   $307,640   $276,832
                                      ========   ========   ========   ========

4. STUDENT LOAN SECURITIZATION

    For the three months ended September 30, 1999, the Company securitized
$1.0 billion of student loans and recorded pre-tax gains of $4 million. For the nine months ended September 30, 1999 and 1998, the Company securitized
$2.0 billion (in two transactions) and $6.0 billion (in two transactions), respectively, of student loans and recorded pre-tax gains of $12 million and $117 million, respectively. At both September 30, 1999 and December 31, 1998, securitized student loans outstanding totaled $17.9 billion.

                            SLM HOLDING CORPORATION

   (INFORMATION AT SEPTEMBER 30, 1999 AND FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 1999 AND 1998 IS UNAUDITED)

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

                                                               AVERAGE     EARNINGS
                                               NET INCOME      SHARES      PER SHARE
                                               -----------   -----------   ---------
                                               (THOUSANDS)   (THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30, 1999
Basic earnings per share.....................   $121,405       159,661       $.76
Dilutive effect of stock options, warrants
  and equity forwards........................         --         2,642       (.01)
                                                --------       -------       ----
Diluted earnings per share...................   $121,405       162,303       $.75
                                                ========       =======       ====
THREE MONTHS ENDED SEPTEMBER 30, 1998
Basic earnings per share.....................   $107,812       166,298       $.65
Dilutive effect of stock options, warrants
  and equity forwards........................         --         2,332       (.01)
                                                --------       -------       ----
Diluted earnings per share...................   $107,812       168,630       $.64
                                                ========       =======       ====

                                                               AVERAGE     EARNINGS
                                               NET INCOME      SHARES      PER SHARE
                                               -----------   -----------   ---------
                                               (THOUSANDS)   (THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 1999
Basic earnings per share.....................   $358,877       161,377       $2.22
Dilutive effect of stock options, warrants
  and equity forwards........................         --         2,539        (.03)
                                                --------       -------       -----
Diluted earnings per share...................   $358,877       163,916       $2.19
                                                ========       =======       =====
NINE MONTHS ENDED SEPTEMBER 30, 1998
Basic earnings per share.....................   $391,051       168,751       $2.32
Dilutive effect of stock options, warrants
  and equity forwards........................         --         2,382        (.03)
                                                --------       -------       -----
Diluted earnings per share...................   $391,051       171,133       $2.29
                                                ========       =======       =====

                            SLM HOLDING CORPORATION

   (INFORMATION AT SEPTEMBER 30, 1999 AND FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 1999 AND 1998 IS UNAUDITED)

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. ACQUISITION

    In July 1999, the Company completed the purchase of Nellie Mae Corporation for $320 million in cash in an acquisition accounted for as a purchase. Based on a preliminary allocation of the purchase price, the Company recognized
$78 million in goodwill. At the time of the acquisition, Nellie Mae had an outstanding student loan portfolio of $2.6 billion and in 1998, Nellie Mae originated more than $375 million in student loans. Nellie Mae's pro-forma results of operations for the year ended 1998 and for the nine months ended September 30, 1999 were immaterial to the Company's financial position and its results of operations. The fair value of Nellie Mae's asset and liabilities at the date of acquisition are presented below (dollars in millions):

Student loans...............................................  $ 2,585
Cash and investments........................................       15
Goodwill....................................................       78
Other assets................................................       97
Short-term borrowings.......................................   (1,373)
Long-term notes.............................................   (1,029)
Other liabilities...........................................      (53)
                                                              -------
Net assets acquired.........................................  $   320
                                                              =======

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

    Set forth below is Management's Discussion and Analysis of Financial Condition and Results of Operations of SLM Holding for the three and nine months ended September 30, 1999 and 1998. This section should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 1996-98 presented in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. All dollar amounts are in millions, except per share amounts or as otherwise noted.

SELECTED FINANCIAL DATA

CONDENSED STATEMENTS OF INCOME

                                              THREE MONTHS                                  NINE MONTHS
                                                 ENDED                 INCREASE                ENDED               INCREASE
                                             SEPTEMBER 30,            (DECREASE)           SEPTEMBER 30,          (DECREASE)
                                         ----------------------   -------------------   -------------------   -------------------
                                           1999          1998        $          %         1999       1998        $          %
                                         --------      --------   --------   --------   --------   --------   --------   --------
Net interest income....................    $184          $150       $ 34        23%      $ 515      $ 490      $  25         5%
Less: provision for losses.............       6             7         (1)       (2)         27         18          9        48
                                           ----          ----       ----       ---       -----      -----      -----       ---
Net interest income after provision for
  losses...............................     178           143         35        24         488        472         16         3
Gains on student loan
  securitizations......................       4            --          4       100          12        117       (105)      (90)
Servicing and securitization revenue...      62            75        (13)      (17)        229        190         39        20
Other income...........................      30            30         --        --          73         78         (5)       (5)
Operating expenses.....................      92            87          5         6         264        271         (7)       (3)
Income taxes...........................      58            50          8        14         170        187        (17)       (9)
Minority interest in net earnings of
  subsidiary...........................       3             3         --        --           9          8          1        --
                                           ----          ----       ----       ---       -----      -----      -----       ---
Net income.............................    $121          $108       $ 13        13%      $ 359      $ 391      $ (32)       (8)%
                                           ====          ====       ====       ===       =====      =====      =====       ===
Basic earnings per share...............    $.76          $.65       $.11        17%      $2.22      $2.32      $(.10)       (4)%
                                           ====          ====       ====       ===       =====      =====      =====       ===
Diluted earnings per share.............    $.75          $.64       $.11        17%      $2.19      $2.29      $(.10)       (4)%
                                           ====          ====       ====       ===       =====      =====      =====       ===
Dividends per share....................    $.15          $.14       $.01         7%      $ .45      $ .42      $ .03         7%
                                           ====          ====       ====       ===       =====      =====      =====       ===

CONDENSED BALANCE SHEETS

                                                                                            INCREASE
                                                                                           (DECREASE)
                                                        SEPTEMBER 30,   DECEMBER 31,   -------------------
                                                            1999            1998          $          %
                                                        -------------   ------------   --------   --------
ASSETS
Student loans.........................................     $35,782         $28,283     $ 7,499       27%
Warehousing advances..................................         950           1,543        (593)     (38)
Academic facilities financings........................       1,079           1,180        (101)      (9)
Cash and investments..................................       3,644           4,106        (462)     (11)
Other assets..........................................       2,352           2,098         254       12
                                                           -------         -------     -------      ---
Total assets..........................................     $43,807         $37,210     $ 6,597       18%
                                                           =======         =======     =======      ===
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings.................................     $36,246         $26,589     $ 9,657       36%
Long-term notes.......................................       5,675           8,810      (3,135)     (36)
Other liabilities.....................................       1,038             943          95       10
                                                           -------         -------     -------      ---
Total liabilities.....................................      42,959          36,342       6,617       18
                                                           -------         -------     -------      ---
Minority interest in subsidiary.......................         214             214          --       --
Stockholders' equity before treasury stock............       1,726           1,496         230       15
Common stock held in treasury at cost.................       1,092             842         250       30
                                                           -------         -------     -------      ---
Total stockholders' equity............................         634             654         (20)       3
                                                           -------         -------     -------      ---
Total liabilities and stockholders' equity............     $43,807         $37,210     $ 6,597       18%
                                                           =======         =======     =======      ===

RESULTS OF OPERATIONS

EARNINGS SUMMARY

    The Company's "cash basis" net income was $125 million in the third quarter of 1999 ($.77 diluted earnings per share) versus $115 million ($.68 diluted earnings per share) in the third quarter of 1998. The Company's "cash basis" net income was $367 million in the first nine months of 1999 ($2.24 diluted earnings per share) versus $332 million in the first nine months of 1998 ($1.94 diluted earnings per share). When calculating "cash basis" net income, the Company treats securitization transactions as financings rather than sales, thereby eliminating gains on such sales. Management believes that the "cash basis" results assist in better understanding the Company's results of operations. See "Pro-forma Statements of Income."

    The increase in "cash basis" net income in the third quarter of 1999 is mainly due to the $7.6 billion increase in the average balance of the Company's managed portfolio of student loans partially offset by higher funding costs. For the nine months ended September 30, 1999, the increase in "cash basis" net income is mainly due to the $5.1 billion increase in the average balance of the Company's managed student loan portfolio plus the effect of lower average Treasury bill rates which benefited the student loan spread as a significant portion of the Company's portfolio of student loans were earning at the minimum borrower rate through June 30, 1999. (See "Student Loans--Student loan spread analysis"). These increases were partially offset by higher funding costs.

    For the three months ended September 30, 1999, the Company's net income calculated in accordance with generally accepted accounting principals ("GAAP") was $121 million ($.75 diluted earnings per share), versus net income of $108 million ($.64 diluted earnings per share) in the third quarter of 1998. For the nine months ended September 30, 1999, GAAP net income was $359 million ($2.19 diluted earnings per share) versus $391 million ($2.29 diluted earnings per share) for the nine months ended September 30, 1998.

    The increase in GAAP net income in the third quarter of 1999 versus 1998 is due to an $8.7 billion increase in the average balance of the Company's on-balance sheet portfolio of student loans partially offset by higher funding costs. Also, during the third quarter of 1999, the Company securitized
$1.0 billion of student loans and recorded an after-tax securitization gain of $2 million, whereas in the third quarter of 1998, the Company did not securitize any loans and as a result no securitization gains were recorded. The decrease in 1999 year-to-date GAAP net income versus 1998 is mainly due to $76 million of after-tax securitization gains recognized on the $6.0 billion of student loans securitized in 1998 versus securitization gains of $8 million recognized on $2.0 billion of student loans securitized in the first nine months of 1999.

RESULTS OF OPERATIONS

NET INTEREST INCOME

    Net interest income is derived largely from the Company's on-balance sheet portfolio of student loans. The "Taxable Equivalent Net Interest Income" analysis set forth below is designed to facilitate a comparison of non-taxable asset yields to taxable yields on a similar basis. Additional information regarding the return on the Company's student loan portfolio is set forth below under "Student Loans-Student Loan Spread Analysis."

    Taxable equivalent net interest income and the net interest margin for the three months ended September 30, 1999 increased by $34 million and .02 percent, respectively, versus the three months ended September 30, 1998. The $34 million increase in taxable equivalent net interest income was principally due to the $8.7 billion increase in the average balance of student loans in the third quarter of 1999 versus 1998. The third quarter taxable equivalent net interest income and net interest margin were both enhanced by the increased percentage of higher yielding student loans remaining on-balance sheet relative to other earning assets (87 percent in the third quarter of 1999 versus 78 percent in the third quarter of 1998) resulting in a net increase in the net interest margin, partially offset by the decrease in the student loan spread (discussed in more detail below).

    Taxable equivalent net interest income for the nine months ended
September 30, 1999 versus the nine months ended September 30, 1998 increased by $21 million while the net interest margin decreased by .02 percent. The increase in taxable equivalent net interest income for the nine months ended
September 30, 1999 was principally due to the $4.3 billion increase in the average balance of student loans over the nine months ended September 30, 1998. The taxable equivalent net interest income and net interest margin for the nine months ended September 30, 1999 were both reduced by the decrease in the student loan spread (discussed in more detail below), partially offset by the increased percentage of higher yielding student loans remaining on-balance sheet relative to other earning assets (84 percent in the first nine months of 1999 versus
77 percent in the first nine months of 1998).

TAXABLE EQUIVALENT NET INTEREST INCOME

    The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal corporate tax rate of 35 percent.

                                              THREE MONTHS                                  NINE MONTHS
                                                 ENDED                 INCREASE                ENDED               INCREASE
                                             SEPTEMBER 30,            (DECREASE)           SEPTEMBER 30,          (DECREASE)
                                         ----------------------   -------------------   -------------------   -------------------
                                           1999          1998        $          %         1999       1998        $          %
                                         --------      --------   --------   --------   --------   --------   --------   --------
Interest income
  Student loans........................    $640          $495       $145        29%      $1,732     $1,599      $133         8%
  Warehousing advances.................      14            23         (9)      (41)          54         81       (27)      (34)
  Academic facilities financings.......      18            21         (3)      (13)          56         65        (9)      (13)
  Investments..........................      53            68        (15)      (22)         156        236       (80)      (34)
  Taxable equivalent adjustment........       8             8         --        --           24         27        (3)      (10)
                                           ----          ----       ----       ---       ------     ------      ----       ---
Total taxable equivalent interest
  income...............................     733           615        118        19        2,022      2,008        14         1
Interest expense.......................     541           457         84        18        1,484      1,491        (7)       --
                                           ----          ----       ----       ---       ------     ------      ----       ---
Taxable equivalent net interest
  income...............................    $192          $158       $ 34        22%      $  538     $  517      $ 21         4%
                                           ====          ====       ====       ===       ======     ======      ====       ===

AVERAGE BALANCE SHEETS

    The following table reflects the rates earned on earning assets and paid on liabilities for the three and nine months ended September 30, 1999 and 1998.

                                                 THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                    SEPTEMBER 30,                               SEPTEMBER 30,
                                      -----------------------------------------   -----------------------------------------
                                             1999                  1998                  1999                  1998
                                      -------------------   -------------------   -------------------   -------------------
                                      BALANCE      RATE     BALANCE      RATE     BALANCE      RATE     BALANCE      RATE
                                      --------   --------   --------   --------   --------   --------   --------   --------
AVERAGE ASSETS
  Student loans.....................  $34,595      7.34%    $25,921      7.57%    $31,988      7.24%    $27,673      7.73%
  Warehousing advances..............      913      5.90       1,523      5.99       1,267      5.68       1,793      6.05
  Academic facilities financings....    1,122      8.12       1,292      8.15       1,164      8.15       1,341      8.20
  Investments.......................    3,280      6.85       4,411      6.37       3,455      6.40       5,135      6.39
                                      -------      ----     -------      ----     -------      ----     -------      ----
Total interest earning assets.......   39,910      7.29%     33,147      7.36%     37,874      7.14%     35,942      7.47%
                                                   ====                  ====                  ====                  ====
Non-interest earning assets.........    2,229                 2,138                 2,079                 1,991
                                      -------               -------               -------               -------
  Total assets......................  $42,139               $35,285               $39,953               $37,933
                                      =======               =======               =======               =======
AVERAGE LIABILITIES AND
  STOCKHOLDERS' EQUITY
  Six month floating rate notes.....  $ 4,625      5.29%    $ 2,715      5.44%    $ 4,520      5.23%    $ 2,887      5.53%
  Other short-term borrowings.......   29,087      5.27      20,467      5.37      26,807      5.13      21,020      5.48
  Long-term notes...................    6,514      5.64      10,105      5.60       6,748      5.51      11,986      5.69
                                      -------      ----     -------      ----     -------      ----     -------      ----
Total interest bearing
  liabilities.......................   40,226      5.34%     33,287      5.45%     38,075      5.21%     35,893      5.55%
                                                   ====                  ====                  ====                  ====
Non-interest bearing liabilities....    1,272                 1,374                 1,238                 1,428
Stockholders' equity................      641                   624                   640                   612
                                      -------               -------               -------               -------
  Total liabilities and
    stockholders' equity............  $42,139               $35,285               $39,953               $37,933
                                      =======               =======               =======               =======
Net interest margin.................               1.91%                 1.89%                 1.90%                 1.92%
                                                   ====                  ====                  ====                  ====

RATE/VOLUME ANALYSIS

    The Rate/Volume Analysis below shows the relative contribution of changes in interest rates and asset volumes.

                                                                        INCREASE
                                                                       (DECREASE)
                                                                     ATTRIBUTABLE TO
                                                       TAXABLE          CHANGE IN
                                                      EQUIVALENT   -------------------
                                                       INCREASE      RATE      VOLUME
                                                      ----------   --------   --------
THREE MONTHS ENDED SEPTEMBER 30, 1999 VS.
  THREE MONTHS ENDED SEPTEMBER 30, 1998
Taxable equivalent interest income..................     $118        $(10)      $128
Interest expense....................................       84          (5)        89
                                                         ----        ----       ----
Taxable equivalent net interest income..............     $ 34        $ (5)      $ 39
                                                         ====        ====       ====

                                                                       INCREASE
                                                                      (DECREASE)
                                                      TAXABLE       ATTRIBUTABLE TO
                                                     EQUIVALENT        CHANGE IN
                                                      INCREASE    -------------------
                                                     (DECREASE)     RATE      VOLUME
                                                     ----------   --------   --------
NINE MONTHS ENDED SEPTEMBER 30, 1999 VS.
  NINE MONTHS ENDED SEPTEMBER 30, 1998
Taxable equivalent interest income.................      $14       $(106)      $120
Interest expense...................................       (7)        (77)        70
                                                         ---       -----       ----
Taxable equivalent net interest income.............      $21       $ (29)      $ 50
                                                         ===       =====       ====

STUDENT LOANS

STUDENT LOAN SPREAD ANALYSIS

    The following table analyzes the reported earnings from student loans both on-balance sheet and those off-balance sheet in securitization trusts. The line captioned "Adjusted student loan yields" reflects contractual student-loan yields adjusted for the amortization of premiums paid to purchase loan portfolios and the estimated costs of borrower benefits. For student loans off-balance sheet, the Company will continue to earn servicing fee revenues over the life of the securitized student loan portfolios. The off-balance sheet information presented in "Securitization program servicing and securitization revenue" below analyzes the on-going servicing revenue and residual interest earned on the securitized portfolios of student loans. For an analysis of the Company's student loan spread for the entire portfolio of managed student loans on a similar basis to the on-balance sheet analysis see "Cash Basis' Student Loan Spread and Net Interest Income."

                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                          -------------------   -------------------
                                            1999       1998       1999       1998
                                          --------   --------   --------   --------
ON-BALANCE SHEET
Adjusted student loan yields............     7.71%      7.91%      7.60%      8.08%
Consolidated loan rebate fees...........     (.22)      (.24)      (.22)      (.24)
Offset fees.............................     (.15)      (.10)      (.14)      (.11)
                                          -------    -------    -------    -------
Student loan income.....................     7.34       7.57       7.24       7.73
Cost of funds...........................    (5.29)     (5.36)     (5.18)     (5.48)
                                          -------    -------    -------    -------
Student loan spread.....................     2.05%      2.21%      2.06%      2.25%
                                          =======    =======    =======    =======
OFF-BALANCE SHEET
Servicing and securitization revenue....     1.39%      1.58%      1.76%      1.53%
                                          =======    =======    =======    =======
AVERAGE BALANCES
On-balance sheet student loans..........  $34,595    $25,921    $31,988    $27,673
Securitized loans.......................   17,698     18,750     17,404     16,607
                                          -------    -------    -------    -------
Managed student loans...................  $52,293    $44,671    $49,392    $44,280
                                          =======    =======    =======    =======

    The Company earns interest at the greater of the borrower's rate or a floating rate determined by reference to the average of the weekly auctions of the 91-day Treasury bills by the government, plus a fixed spread, which is dependent upon when the loan was originated. In all cases, the rate the borrower pays sets a minimum rate for determining the yield the Company earns on the loan. The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, either directly or through the use of derivative financial instruments, to mimic the interest rate characteristics of the student loans. Such borrowings, however, generally do not have minimum rates. As a result, in periods of declining interest rates, the portfolio of managed student loans may be earning at the minimum borrower rate while the Company's funding costs (exclusive of funding spreads) will generally decline along with Treasury bill rates. For loans where the borrower's interest rate is fixed to term, declining interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of a low interest rate environment will only enhance student loan spreads through the next annual reset of the borrowers' interest rates, which occurs on July 1 of each year. Assuming the decline in interest rates on the Company's floating rate debt exactly matched the decline in Treasury bill rates, then the effect of lower Treasury bill rates on the Company's on-balance sheet student loan spread, net of payments under Floor Interest Contracts (discussed below), was $13 million and $58 million for the three and nine months ended September 30, 1999, respectively, of which $13 million and $40 million, respectively, is attributable to student loans with minimum borrower rates fixed to term and $.4 million and $18 million, respectively, is attributable to student loans whose minimum borrower rates adjust annually on July 1. For the three and nine months ended September 30, 1998, the Company earned $11 million and $40 million, respectively, from loans earning at the minimum borrower rate, of which $9 million and $24 million, respectively, was attributable to student loans whose minimum borrower rates were fixed to term and $2 million and $16 million, respectively, was attributable to those whose minimum borrower rates adjust annually on July 1.

    The decrease in the on-balance sheet student loan spread for the three months ended September 30, 1999 versus the corresponding period in the prior year is mainly due to higher effective financing spreads, including the impact of offset fees, which reduced the student loan spread by 23 basis points. The decrease in the 1999 third quarter student loan spread versus 1998 was partially offset by a 9 basis point increase from the combined effect of lower student loan premium amortization due to the longer average life of consolidation loans and the restructuring of the Joint Venture with Chase Manhattan Bank ("the Joint Venture"). The decrease in the student loan spread for the nine months ended September 30, 1999 versus the corresponding year-ago period is mainly due to higher financing effective spreads, including the impact of offset fees, which reduced the student loan spread by 19 basis points, partially offset by lower average Treasury bill rates over the first nine months in 1999 that resulted in an increase of 5 basis points earned on loans earning at the minimum borrower rate. Lower on-balance sheet consolidation lender fees as a result of sales of consolidation loans to securitized trusts and the restructuring of the Company's Joint Venture with Chase Manhattan Bank in December of 1998 also benefited the student loan spread when compared to the 1999 spread.

    The following table analyzes the ability of the FFELP student loans in the Company's managed student loan portfolio to earn at the minimum borrower interest rate at September 30, 1999 and 1998, based on the last Treasury bill auctions of 4.86 percent and 4.54 percent, respectively, which were applicable to those periods (dollars in billions).

                                                        SEPTEMBER 30, 1999               SEPTEMBER 30, 1998
                                                  ------------------------------   ------------------------------
                                                   FIXED     VARIABLE    TOTAL      FIXED     VARIABLE    TOTAL
                                                  --------   --------   --------   --------   --------   --------
Student loans eligible to earn
  at the minimum borrower rate..................   $13.0      $28.8      $41.8      $13.0      $23.3      $36.3
Less notional amount of floor interest
  contracts.....................................    (3.5)      (3.1)      (6.6)      (5.3)     (14.7)     (20.0)
                                                   -----      -----      -----      -----      -----      -----
Net student loans eligible to earn
  at the minimum borrower rate..................   $ 9.5      $25.7      $35.2      $ 7.7      $ 8.6      $16.3
                                                   =====      =====      =====      =====      =====      =====
Net student loans earning
  at the minimum borrower rate..................   $ 7.7      $  --      $ 7.7      $ 6.9      $ 8.6      $15.5
                                                   =====      =====      =====      =====      =====      =====

STUDENT LOAN FLOOR INTEREST CONTRACTS

    Periodically the Company and third parties have entered into contracts to monetize the value of the minimum borrower interest rate feature of its portfolio of FFELP student loans. These contracts are referred to as "Floor Interest Contracts" under which the Company receives an upfront payment and agrees to pay the difference between: (i) the minimum borrower interest rate less the applicable Special Allowance Payment ("SAP") rate (the "Strike Rate") and (ii) the average of the 91-day Treasury bill rates over the period of the contract. If the Strike Rate is less than the average of the Treasury bill rates, then no payment is required. These upfront payments are being amortized over the average life of the contracts. Floor Interest Contracts sold on loans where the borrower rate is reset annually have historically been sold through the next reset date, a period of one year or less, while Floor Interest Contracts sold on loans where the borrower rate is fixed to term have been sold for multi-year periods. The $3.5 billion of outstanding fixed borrower rate Floor Interest Contracts at September 30, 1999 have expiration dates through the year 2003, while the $3.1 billion of annually reset borrower rate contracts outstanding at September 30, 1999 expire on July 1, 2000.

    For the three months ended September 30, 1999 and 1998, the amortization of the upfront payments received from the sale of Floor Interest Contracts with annually reset borrower rates was $.4 million and $4 million, respectively. For the nine months ended September 30, 1999 and 1998, the amortization of the upfront payments received from the sale of Floor Interest Contracts with annually reset borrower rates was $20 million and $18 million, respectively. The reduction in amortization of the upfront payments on Floor Interest Contracts with annually reset borrower rates is due to the reduction in sales of Floor Interest Contracts in the third quarter of 1999, which is directly related to the increase in Treasury bill rates since the loans reset on July 1. At September 30, 1999, the unamortized payments received from the sale of Floor Interest Contracts totaled $27 million, of which $25 million related to contracts on fixed rate loans and $2 million related to contracts on annual reset loans.

PROVISION FOR LOSSES

    The provision for losses for the three months ended September 30, 1999 included $1 million for potential losses on the non-federally insured portfolio versus $5 million in the year-ago quarter, and $5 million and $2 million, respectively, for potential losses due to risk-sharing and other claims on FFELP loans. The provision for losses for the nine months ended September 30, 1999 and 1998 included $12 million and $12 million, respectively, for potential losses on the non-federally insured portfolio and $15 million and $6 million, respectively, for potential losses due to risk-sharing and other claims on FFELP loans. Management believes that the provision for losses is adequate to cover anticipated losses. However, this evaluation is inherently subjective as it requires material estimates that may be susceptible to significant changes.

ON-BALANCE SHEET FUNDING COSTS

    The Company's borrowings are generally variable rate indexed principally to the 91-day Treasury bill rate. The following table summarizes the average balance of on-balance sheet debt (by index, after giving effect to the impact of interest rate swaps) for the three and nine months ended September 30, 1999 and 1998.

                               THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                           -----------------------------------------   -----------------------------------------
                                  1999                  1998                  1999                  1998
                           -------------------   -------------------   -------------------   -------------------
                           AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE
                           BALANCE      RATE     BALANCE      RATE     BALANCE      RATE     BALANCE      RATE
                           --------   --------   --------   --------   --------   --------   --------   --------
Treasury bill,
  principally 91-day.....  $30,388      5.32%    $26,479      5.34%    $29,134      5.20%    $27,837      5.46%
LIBOR....................    2,597      5.12       3,546      5.52       2,551      4.99       4,480      5.55
Discount notes...........    4,286      5.04       1,554      5.46       4,137      4.87       1,857      5.49
Fixed....................    1,449      5.86         591      7.00       1,066      5.97         627      7.10
Zero coupon..............      155     11.14         140     11.14         151     11.14         139     11.13
Commercial paper.........      463      5.39          --        --         156      5.39          --        --
Other....................      888      5.20         977      5.56         880      4.90         953      5.53
                           -------     -----     -------     -----     -------     -----     -------     -----
Total....................  $40,226      5.34%    $33,287      5.45%    $38,075      5.21%    $35,893      5.55%
                           =======     =====     =======     =====     =======     =====     =======     =====

    The following table details the spreads for the Company's Treasury bill indexed borrowings and London Interbank Offered Rate ("LIBOR") indexed borrowings:

                                                    THREE MONTHS                   NINE MONTHS
                                                        ENDED                         ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                               -----------------------       -----------------------
INDEXED BORROWINGS                               1999           1998           1999           1998
------------------                             --------       --------       --------       --------
TREASURY BILL
Weighted average Treasury bill...............    4.83%          5.08%          4.74%          5.20%
Borrowing spread.............................     .49            .26            .46            .26
                                                 ----           ----           ----           ----
Weighted average borrowing rate..............    5.32%          5.34%          5.20%          5.46%
                                                 ====           ====           ====           ====
LIBOR
Weighted average LIBOR.......................    5.29%          5.75%          5.20%          5.79%
Borrowing spread.............................    (.17)          (.23)          (.21)          (.24)
                                                 ----           ----           ----           ----
Weighted average borrowing rate..............    5.12%          5.52%          4.99%          5.55%
                                                 ====           ====           ====           ====

SECURITIZATION PROGRAM

    During the third quarter of 1999, the Company securitized $1.0 billion of student loans and recorded a pre-tax securitization gain of $4 million, which was .36 percent of the portfolio securitized. The adverse market conditions in the third quarter of 1998 following the Russian bond default precluded the Company from completing a securitization transaction in that quarter and, as a result, no securitization gains were recognized. In the first nine months of 1999, the Company securitized $2.0 billion of student loans in two transactions and recorded pre-tax securitization gains of $12 million or .58 percent of the portfolios securitized. In the first nine months of 1998, the Company securitized $6.0 billion of student loans in two transactions and recorded pre-tax securitization gains of $117 million or 1.95 percent of the portfolios securitized. The decrease in the securitization gain as a percentage of the portfolio securitized for the first nine months of 1999 versus 1998 is due to portfolio characteristics and higher financing spreads.

SERVICING AND SECURITIZATION REVENUE

    The following table summarizes the components of servicing and securitization revenue:

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                             ----------------------      ----------------------
                                               1999          1998          1999          1998
                                             --------      --------      --------      --------
Servicing revenue less
  amortization of servicing asset......        $40           $43           $118          $115
Securitization revenue.................         22            32            111            75
                                               ---           ---           ----          ----
Total servicing and securitization
  revenue..............................        $62           $75           $229          $190
                                               ===           ===           ====          ====

    In the three and nine months ended September 30, 1999, servicing and securitization revenue was 1.39 percent and 1.76 percent, respectively, of average securitized loans versus 1.58 percent and 1.53 percent, respectively, in the corresponding year-ago periods. The Company's securitized loan portfolios benefit from declining Treasury bill rates in a manner similar to the on-balance sheet portfolio of student loans. The decrease in securitization revenue in the three months ended September 30, 1999 versus 1998 is due to the additional
$10 million in revenue earned in the third quarter of 1998 from the effect of decreasing Treasury bill rates on student loans whose borrower rates reset on July 1, 1998. No such revenue was earned during the third quarter of 1999 as Treasury bill rates have risen since the July 1 rate reset. For the nine months ended September 30, 1999 the decline in average Treasury bill rates over the period increased securitization revenue by $32 million over the nine months ended September 30, 1998. Year-to-date securitization revenue also benefited from the increase in the average balance of the interest residual to $707 million from $585 million in the nine months ended September 30, 1998.

OTHER INCOME

    Exclusive of gains on student loan securitizations and servicing and securitization revenue, other income totaled $30 million for both of the three month periods ended September 30, 1999 and 1998, and $73 million and $78 million for the nine months ended September 30, 1999 and 1998, respectively. The Company restructured its Joint Venture with Chase and, as a result, student loans in the Joint Venture are no longer co-owned in the Joint Venture by the Company and Chase and serviced by the Company for a fee. Instead, the Company now purchases all loans originated by Chase including the $5.0 billion of loans that were co-owned in the Joint Venture at the time of the restructuring. Since the Company now owns the loans, servicing fees from the Joint Venture, which were previously recorded in other income, are no longer received. For the three and nine months ended September 30, 1998, the Company recorded $7 million and $19 million, respectively, in servicing fee income from the Joint Venture. The decrease in other income from reduced servicing fees was partially offset by $11 million and $27 million, respectively, in late fee revenues earned in the three and nine months ended September 30, 1999 versus $1 million in both of the corresponding year-ago periods as the Company began assessing late fees in the second half of 1998.

OPERATING EXPENSES

    The following table summarizes the components of operating expenses:

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                SEPTEMBER 30,               SEPTEMBER 30,
                                            ----------------------      ----------------------
                                              1999          1998          1999          1998
                                            --------      --------      --------      --------
Servicing and acquisition expenses....       $   59        $   67       $   181        $  208
General and administrative expenses...           33            20            83            63
                                             ------        ------       -------        ------
Total operating expenses..............       $   92        $   87       $   264        $  271
                                             ======        ======       =======        ======

    In the three months ended September 30, 1999 and 1998, total operating expenses as a percentage of managed student loans were .69 percent and
 .77 percent, respectively, and for the nine months ended September 30, 1999 and 1998, total operating expenses as a percentage of managed student loans were
 .72 percent and .82 percent, respectively. The decrease in operating expenses, both in absolute terms and as a percentage of managed student loans was due principally to lower servicing costs as a result of the closing of two satellite servicing centers in the second quarter of 1998 and to cost savings attained through the ongoing servicing center reconfiguration, for which the Company took $12 million of charges in the first nine months of 1998. These decreases were partially offset in 1999 by the additional general and administrative expenses of Nellie Mae and the increase in general and administrative expenses of the SLM Financial subsidiary.

STUDENT LOAN PURCHASES

                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                SEPTEMBER 30,               SEPTEMBER 30,
                                            ----------------------      ----------------------
                                              1999          1998          1999          1998
                                            --------      --------      --------      --------
Controlled channels...................       $1,588        $1,322       $ 6,364        $3,844
Other commitment clients..............          855           426         1,420         1,040
Spot purchases........................           58            36           131           248
Consolidations........................          207            23           749            88
Other.................................          268           221           763           660
                                             ------        ------       -------        ------
Subtotal..............................        2,976         2,028         9,427         5,880
Nellie Mae acquisition................        2,585            --         2,585            --
                                             ------        ------       -------        ------
Total.................................       $5,561        $2,028       $12,012        $5,880
                                             ======        ======       =======        ======

    Included in the student loan purchases of $5.6 billion in the third quarter of 1999 are $2.6 billion of student loans acquired in the Nellie Mae acquisition (see Footnote 6). As mentioned in the "Other Income" section, in the fourth quarter of 1998, the Company restructured the Joint Venture and now purchases all loans originated by Chase. Controlled channel purchases in the first half of 1999 include $1.6 billion of loans in the Joint Venture that were previously funded by Chase's half of the participations.

    In the three and nine months ended September 30, 1999, Sallie Mae's controlled channel of loan originations totaled $1.6 billion and $3.9 billion, respectively, versus $1.5 billion and $3.7 billion, respectively, in the corresponding year-ago periods. The pipeline of loans currently serviced and committed for purchase by Sallie Mae was $3.2 billion at September 30, 1999 versus $3.5 billion at September 30, 1998.

    The Department of Education offers existing FFELP borrowers the opportunity to refinance FFELP loans into Federal Direct Student Loan Program ("FDSLP") loans. During the three months ended September 30, 1999 and 1998, approximately $92 million and $152 million, respectively, of the Company's managed student loans were accepted for refinancing into the FDSLP. During the nine months ended September 30, 1999 and 1998, approximately $690 million and $429 million, respectively, of the Company's managed student loans were accepted for refinancing into the FDSLP. The increase in the number of loans accepted for refinancing into the FDSLP is due to legislation that allowed borrowers to consolidate student loans into the FDSLP at advantageous rates through January 31, 1999. Applications to these borrowers were processed through the third quarter of 1999.

    The following table summarizes the activity in the Company's managed portfolio of student loans for the three and nine months ended September 30, 1999 and 1998.

                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                          -------------------   -------------------
                                            1999       1998       1999       1998
                                          --------   --------   --------   --------
Beginning balance.......................  $49,387    $44,490    $46,192    $43,547
Purchases...............................    5,561      2,028     12,012      5,880
Capitalized interest on securitized
  loans.................................      129        125        329        295
Repayments, claims, other...............   (1,222)    (1,319)    (3,850)    (4,131)
Loans consolidated from SLM Holding.....     (185)      (215)    (1,013)      (482)
                                          -------    -------    -------    -------
Ending balance..........................  $53,670    $45,109    $53,670    $45,109
                                          =======    =======    =======    =======

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

                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                           -----------------------      ----------------------
                                                             1999           1998          1999          1998
                                                           --------       --------      --------      --------
"CASH BASIS" STATEMENTS OF INCOME:
Insured student loans................................       $  968         $ 861        $ 2,711       $ 2,566
Advances/facilities/investments......................           86           113            269           386
                                                            ------         -----        -------       -------
Total interest income................................        1,054           974          2,980         2,952
Interest expense.....................................         (795)         (734)        (2,200)       (2,232)
                                                            ------         -----        -------       -------
Net interest income..................................          259           240            780           720
Less: provision for losses...........................           11            11             40            31
                                                            ------         -----        -------       -------
Net interest income after provision for losses.......          248           229            740           689
                                                            ------         -----        -------       -------
OTHER INCOME:
  Gains on student loan securitizations..............           --            --             --            --
  Servicing and securitization revenue...............           --            --             --            --
  Gains on sales of securities.......................            9             7             10            13
  Other..............................................           21            23             63            64
                                                            ------         -----        -------       -------
Total other income...................................           30            30             73            77
Total operating expenses.............................           91            87            264           272
                                                            ------         -----        -------       -------
Income before taxes and minority interest in earnings
  of subsidiary......................................          187           172            549           494
Income taxes(A)......................................           59            54            173           154
Minority interest in earnings of subsidiary..........            3             3              9             8
                                                            ------         -----        -------       -------
"Cash basis" net income..............................       $  125         $ 115        $   367       $   332
                                                            ======         =====        =======       =======
"Cash basis" diluted earnings per share..............       $  .77         $ .68        $  2.24       $  1.94
                                                            ======         =====        =======       =======

                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                           -----------------------      ----------------------
                                                             1999           1998          1999          1998
                                                           --------       --------      --------      --------
RECONCILIATION OF GAAP NET INCOME TO "CASH BASIS" NET
  INCOME:
GAAP net income......................................       $  121         $ 108        $   359       $   391
                                                            ------         -----        -------       -------
"Cash basis" adjustments:
  Gains on student loan securitizations..............           (4)            -            (12)         (117)
  Servicing and securitization revenue...............          (62)          (75)          (229)         (190)
  Net interest income................................           75            90            265           229
  Provision for losses...............................           (4)           (4)           (13)          (13)
                                                            ------         -----        -------       -------
Total "cash basis" adjustments.......................            5            11             11           (91)
Net tax effect(A)....................................           (1)           (4)            (3)           32
                                                            ------         -----        -------       -------
"Cash basis" net income..............................       $  125         $ 115        $   367       $   332
                                                            ======         =====        =======       =======

------------------------

(A) Such tax effect is based upon the Company's marginal tax rate for the respective period.

"CASH BASIS" STUDENT LOAN SPREAD AND NET INTEREST INCOME

    The following table analyzes the reported earnings from the Company's portfolio of managed student loans, which includes those on-balance sheet and those off-balance sheet in securitization trusts. The line captioned "Adjusted student loan yields" reflects contractual student loan yields adjusted for the amortization of premiums paid to purchase loan portfolios and the estimated costs of borrower benefits.

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                   --------------------    --------------------
                                                     1999        1998        1999        1998
                                                   --------    --------    --------    --------
Adjusted student loan yields.....................  $  7.58%    $  7.82%    $  7.55%    $  7.94%
Consolidated loan rebate fees....................     (.16)       (.16)       (.15)       (.16)
Offset fees......................................     (.10)       (.06)       (.09)       (.07)
                                                   -------     -------     -------     -------
Student loan income..............................     7.32        7.60        7.31        7.71
Cost of funds....................................    (5.39)      (5.51)      (5.26)      (5.60)
                                                   -------     -------     -------     -------
Student loan spread..............................     1.93%       2.09%       2.05%       2.11%
                                                   =======     =======     =======     =======
AVERAGE BALANCES
Managed student loans............................  $52,293     $44,671     $49,392     $44,280
                                                   =======     =======     =======     =======

    The Company earns interest at the greater of the borrower's rate or a floating rate determined by reference to the average of the weekly auctions of the 91-day Treasury bills by the government, plus a fixed spread, which is dependent upon when the loan was originated. In all cases, the rate the borrower pays sets a minimum rate for determining the yield the Company earns on the loan. The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, either directly or through the use of derivative financial instruments, to mimic the interest rate characteristics of the student loans. Such borrowings, however, do not have minimum rates. As a result, in periods of declining interest rates, the portfolio of managed student loans may be earning at the minimum borrower rate while the Company's funding costs (exclusive of funding spreads) will generally decline along with Treasury bill rates. For loans where the borrower's interest rate is fixed to term, declining interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of a low interest rate environment will only enhance student loan spreads through the next annual reset of the borrowers interest rates, which occurs on July 1 of each year. Assuming the decline in interest rates on the Company's floating rate debt exactly matched the decline in Treasury bill rates, then the effect of lower Treasury bill rates on the Company's "cash basis" student loan spread, net of payments under Floor Interest Contracts (discussed below), was $15 million and $99 million for the three and nine months ended September 30, 1999, respectively, of which, $14 million and $49 million, respectively, is attributable to student loans with minimum borrower rates fixed to term and $.4 million and $50 million, respectively, is attributable to student loans whose minimum borrower rate adjusts annually on July 1.

    The decrease in the third quarter of 1999 "cash basis" student loan spread versus the year-ago quarter was mainly due to higher financing spreads relative to the Treasury bill, including the impact of higher offset fees, which decreased the student loan spread by 15 basis points. For student loans whose borrower rate reset on July 1, declining Treasury bill rates in the third quarter of 1998 benefited the student loan spread in that quarter by 7 basis points. No such benefit was earned in the third quarter of 1999 as Treasury bill rates rose since the July 1 rate reset. The restructuring of the Joint Venture with Chase Manhattan Bank ("the Joint Venture") and lower student loan premium amortization increased the 1999 third quarter student loan spread by 7 basis points over the year-ago quarter, partially offsetting the student loan spread decreases discussed above. The decrease in the nine months ended September 30, 1999 "cash basis" student loan spread versus the year ago period is mainly due to higher financing effective spreads, including the impact of offset fees, which reduced the student loan spread by 12 basis points. The year-to-date student loan spread also benefited from the restructuring of the Joint Venture.

    For the three and nine months ended September 30, 1999, the amortization of the upfront payments received from the sale of Floor Interest Contracts with annually reset borrower rates was $.4 million and $24 million, respectively, versus $4 million and $18 million, respectively, for the three and nine months ended September 30, 1998. The reduced activity in Floor Interest Contracts with annually reset borrower rates is directly related to the rise in Treasury bill rates since the borrower rate reset on July 1. The $3.5 billion of outstanding fixed borrower rate Floor Interest Contracts at September 30, 1999 have expiration dates through the year 2003, while the $3.1 billion of annually reset borrower rate contracts outstanding at September 30, 1999 expire on July 1, 2000.

    In the three months ended September 30, 1999, "cash basis" net interest income was $259 million compared with $240 million in the year-ago period. In the nine months ended September 30, 1999, "cash basis" net interest income was $780 million compared with $720 million in the year-ago period. The increase in taxable equivalent net interest income and net interest margin in the three and nine months ended September 30, 1999 versus the year-ago periods was due to the increase in the average balance of student loans of $7.6 billion and $5.1 billion, respectively, and to the increased percentage of higher yielding student loans to other earning assets (91 percent and 89 percent in the third quarter and year-to-date of 1999 versus 86 percent and 84 percent in the third quarter and year-to-date of 1998). The reduction in the student loan spread for both the three and nine months ended September 30, 1999 partially offset these increases in net interest income.

"CASH BASIS" FUNDING COSTS

    The following table details the spreads for the Company's Treasury bill indexed borrowings and London Interbank Offered Rate ("LIBOR") indexed borrowings on a "cash basis":

                                                                  THREE MONTHS            NINE MONTHS
                                                                     ENDED                   ENDED
                                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                              --------------------    --------------------
INDEXED BORROWINGS                                              1999        1998        1999        1998
------------------                                            --------    --------    --------    --------
TREASURY BILL
Weighted average Treasury bill..............................    4.83%       5.05%       4.71%       5.17%
Borrowing spread............................................     .58         .46         .56         .43
                                                                ----        ----        ----        ----
Weighted average borrowing rate.............................    5.41%       5.51%       5.27%       5.60%
                                                                ====        ====        ====        ====
LIBOR
Weighted average LIBOR......................................    5.34%       5.75%       5.24%       5.79%
Borrowing spread............................................    (.03)       (.23)       (.14)       (.24)
                                                                ----        ----        ----        ----
Weighted average borrowing rate.............................    5.31%       5.52%       5.10%       5.55%
                                                                ====        ====        ====        ====

FEDERAL AND STATE TAXES

    The Company maintains a portfolio of tax-advantaged assets principally to support education-related financing activities. That portfolio was primarily responsible for the decrease in the effective federal income tax rate from the statutory rate of 35 percent to 32 percent for both the three and nine months ended September 30, 1999 and 1998, respectively. The GSE is exempt from all state, local and District of Columbia income, franchise, sales and use, personal property and other taxes, except for real property taxes. However, this tax exemption applies only to the GSE and does not apply to SLM Holding or its other operating subsidiaries that are subject to taxation at the state and local level. State taxes were immaterial in the three and nine months ended
September 30, 1999 and 1998 as the majority of the Company's business activities were conducted in the GSE.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary requirements for capital are to fund the Company's operations, its purchases of student loans and the repayment of its debt obligations while continuing to meet the GSE's statutory capital adequacy ratio test. The Company's primary sources of liquidity are through the debt issuances by the GSE, off-balance sheet financings through securitizations, cash generated by its subsidiaries operations and distributed through dividends to the Company and bank borrowings.

    The Company's unsecured financing requirements are driven by three principal factors: refinancing of existing liabilities as they mature; financing of student loan portfolio growth and the Company's level of securitization activity. Uncertainty in the global financial markets related to the Year 2000 issue have kept financing spreads in the asset-backed market at wide levels. Management believes that these conditions will persist into the first quarter of 2000. In the meantime, management intends to continue to finance the majority of its student loan portfolio through short-term unsecured GSE debt issuances. Financing spreads in GSE debt markets have also been adversely affected by the market conditions, but not to the extent of the asset-backed securities market. Should these market conditions persist over an extended period of time, the increased cost of the Company's funding could have a material adverse effect on the Company's earnings.

    During the nine months ended September 30, 1999, the Company used repayments and claim payments on student loans and securitization proceeds of $4.5 billion, net proceeds from the issuance of debt of $4.5 billion, and net proceeds from sale or maturity of investments of $393 million to purchase student loans of $9.4 billion, to purchase Nellie Mae Corporation for $320 million and to repurchase $250 million of the Company's common stock.

    Operating activities provided $337 million of cash in the nine months ended September 30, 1999, a decrease in cash flow of $17 million from the net cash outflows of $354 million in the corresponding period in the prior year.

    During the nine months ended September 30, 1999, the GSE issued
$10.3 billion of long-term notes to refund maturing obligations. At
September 30, 1999, the GSE had $5.7 billion of outstanding long-term debt issues, of which $1.7 billion had stated maturities that could be accelerated through call provisions. The GSE uses interest rate and foreign currency swaps (collateralized where appropriate), purchases of U.S. Treasury securities and other hedging techniques to reduce the exposure to interest rate and currency fluctuations that arise from its financing activities and to match the characteristics of its variable interest rate earning assets. See "Interest Rate Risk Management."

    At September 30, 1999, the GSE's statutory capital adequacy ratio, after the effect of the dividends to be paid in the fourth quarter of 1999, was
2.00 percent. The Privatization Act prohibits the GSE from issuing new debt obligations that mature beyond September 30, 2008 and requires the GSE to transfer any remaining GSE obligations into a defeasance trust for the benefit of the holders of such obligations, along with cash or full-faith and credit obligations of the United States, or an agency thereof, in amounts sufficient, as determined by the Secretary of the Treasury, to pay the principal and interest of the deposited obligations on or before that date.

INTEREST RATE RISK MANAGEMENT

INTEREST RATE GAP ANALYSIS

    The Company's principal objective in financing its operations is to minimize its sensitivity to changing interest rates by matching the interest rate characteristics of its borrowings to specific assets in order to lock in spreads. The Company's asset-backed securities generally match the interest rate characteristics of the majority of the student loans in the trusts by being indexed to the 91-day Treasury bill. However, at September 30, 1999, there were approximately $2 billion of PLUS student loans outstanding in the trusts which have interest rates that reset annually based on the final auction of 52-week Treasury bill before each July 1. The Company manages this basis risk within the trusts through its on-balance sheet financing activities. The effect of this basis risk management is included in the following table as the impact of securitized student loans.

    In the following table, the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at September 30, 1999 and is not necessarily reflective of positions that existed throughout the period.

                                                          INTEREST RATE SENSITIVITY PERIOD
                                           ---------------------------------------------------------------
                                                      3 MONTHS   6 MONTHS
                                           3 MONTHS      TO         TO       1 TO 2     2 TO 5     OVER 5
                                           OR LESS    6 MONTHS    1 YEAR     YEARS      YEARS       YEAR
                                           --------   --------   --------   --------   --------   --------
ASSETS
Student loans............................  $33,203     $   --    $ 2,579     $   --     $  --     $    --
Warehousing advances.....................      918         16         --         --         1          15
Academic facilities financings...........       25          7         30        108       358         551
Cash and investments.....................    1,714         30         28         45        47       1,780
Other assets.............................       29         34         68        120       253       1,848
                                           -------     ------    -------     ------     -----     -------
  Total assets...........................   35,889         87      2,705        273       659       4,194
                                           -------     ------    -------     ------     -----     -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings....................   30,056      3,184      3,006         --        --          --
Long-term notes..........................    2,403         12         --      2,139       555         566
Other liabilities........................       --         --         --         --        --       1,038
Minority interest in subsidiary..........       --         --         --         --        --         214
Stockholders' equity.....................       --         --         --         --        --         634
                                           -------     ------    -------     ------     -----     -------
  Total liabilities and stockholders'
    equity...............................   32,459      3,196      3,006      2,139       555       2,452
                                           -------     ------    -------     ------     -----     -------
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Interest rate swaps......................   (2,142)     3,183     (1,724)     1,750        50      (1,117)
Impact of securitized student loans......   (2,134)        --      2,134         --        --          --
                                           -------     ------    -------     ------     -----     -------
Total off-balance sheet financial
  instruments............................   (4,276)     3,183        410      1,750        50      (1,117)
                                           -------     ------    -------     ------     -----     -------
Period gap...............................  $  (846)    $   74    $   109     $ (116)    $ 154     $   625
                                           =======     ======    =======     ======     =====     =======
Cumulative gap...........................  $  (846)    $ (772)   $  (663)    $ (779)    $(625)    $    --
                                           =======     ======    =======     ======     =====     =======
Ratio of interest-sensitive assets to
  interest-sensitive liabilities.........    110.5%       1.7%      87.7%       7.2%     73.2%      414.5%
                                           =======     ======    =======     ======     =====     =======
Ratio of cumulative gap to total
  assets.................................      1.9%       1.8%       1.5%       1.8%      1.4%         --%
                                           =======     ======    =======     ======     =====     =======

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

AVERAGE TERMS TO MATURITY

    The following table reflects the average terms to maturity for the Company's earning assets and liabilities at September 30, 1999 (in years):

                                                       ON-        OFF-
                                                     BALANCE    BALANCE
                                                      SHEET      SHEET     MANAGED
                                                     --------   --------   --------
EARNING ASSETS
Student loans......................................    6.5        4.0        6.0
Warehousing advances...............................    7.0         --        7.0
Academic facilities financings.....................    7.0         --        7.0
Cash and investments...............................    6.5         --        6.5
                                                       ---        ---        ---
Total earning assets...............................    6.5        4.0        6.0
                                                       ---        ---        ---
BORROWINGS
Short-term borrowings..............................     .5         --         .5
Long-term borrowings...............................    3.0        4.0        4.0
                                                       ---        ---        ---
Total borrowings...................................    1.0        4.0        2.0
                                                       ---        ---        ---

    In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 6.5 years. The mismatch in the average terms to maturity between the Company's on-balance sheet assets and liabilities is due to the Company's use of short term financing to meet its funding needs in response to the adverse spread environment in the world of financial markets. As student loans are securitized, the need for long-term on-balance sheet financing will decrease.

COMMON STOCK

    The Company continued to reduce its investment portfolio and to reduce the portfolio of other non-student loan earning assets using the released capital to repurchase the Company's common stock. The Company repurchased 6.1 million shares of common stock during the nine months ended September 30, 1999, lowering outstanding shares to 159 million at September 30, 1999. In addition, the Company supplemented its open market common stock purchases during the year by entering into equity forward contracts to purchase 4.5 million shares of common stock. At September 30, 1999, the total common shares that could potentially be acquired over the next four years under outstanding equity forward contracts was
20.7 million, and the Company has remaining authority to enter into additional share repurchases and equity forward contracts for 6.4 million shares.

    The following table summarizes the Company's common share repurchase and equity-forward activity for the three and nine months ended September 30, 1999 and 1998. (All amounts in the tables are common shares in millions.)

                                                 THREE MONTHS           NINE MONTHS
                                                     ENDED                 ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                              -------------------   -------------------
                                                1999       1998       1999       1998
                                              --------   --------   --------   --------
Common shares repurchased:
  Open market...............................       .9         --        1.8        5.1
  Equity forwards...........................      1.4        1.8        4.3        3.1
                                               ------     ------     ------     ------
Total shares repurchased....................      2.3        1.8        6.1        8.2
                                               ======     ======     ======     ======
Average purchase price per share............   $42.25     $40.36     $40.97     $41.58
                                               ======     ======     ======     ======

Equity forward contracts:
Outstanding at beginning of period..........     20.6       18.2       20.5        7.0
New contracts...............................      1.5        4.0        4.5       16.5
Exercises...................................     (1.4)      (1.8)      (4.3)      (3.1)
                                               ------     ------     ------     ------
Outstanding at end of period................     20.7       20.4       20.7       20.4
                                               ======     ======     ======     ======
Board of director authority remaining at end
  of period.................................      6.4        4.7        6.4        4.7
                                               ======     ======     ======     ======

    As of September 30, 1999, the expiration dates and range of purchase prices for outstanding equity forward contracts are as follows:

                                                         SEPTEMBER 30, 1999
                                                     ---------------------------
                                                     OUTSTANDING     RANGE OF
YEAR OF MATURITY                                      CONTRACTS    MARKET PRICES
----------------                                     -----------   -------------
1999...............................................       1.0      $39.03-$42.20
2000...............................................       4.0       41.01- 46.13
2001...............................................       8.7       32.11- 46.68
2002...............................................       3.0       42.94- 46.23
2003...............................................       4.0       41.20- 47.50
                                                         ----
Total..............................................      20.7
                                                         ====

OTHER RELATED EVENTS AND INFORMATION

LEGISLATIVE AND OTHER DEVELOPMENTS

    On October 19, 1999, by a vote of 412 to 9, the House of Representatives passed H.R. 1180, Ticket to Work and Work Incentives Improvement Act. This bill includes a provision that would change the index on which lender returns are set in the Federal Family Education Loan Program from the current 91-day Treasury bill rate to three-month commercial paper plus 2.34 percent for loans in repayment and 1.74 percent for in-school loans. The new index would apply to all loans originated after January 1, 2000. The Senate has passed a similar bill without a provision changing the lender return index. The bill is now in conference where the differences between the House and Senate versions may be resolved. There can be no assurance that the bill containing a provision changing the lender return index ultimately will become law.

SUBSEQUENT EVENT

    On November 10, 1999, the Company sold 3,000,000 shares of 6.97% Cumulative Redeemable Preferred Stock, Series A in a registered public offering. The Company expects the sale of the shares of the Series A Preferred Stock to settle on November 16, 1999. The proceeds from the sale to the Company, before expenses, is expected to be $147,000,000 and will be used for general corporate purposes. The underwriters have an option to purchase an additional 450,000 shares of the Series A Preferred Stock from the Company to the extent that the underwriters sell more than 3,000,000 shares. The shares do not have any maturity date but are subject to the Company's option, beginning November 10, 2009, to redeem the shares at any time, in whole or in part, at the redemption price of $50 plus accrued and unpaid dividends to the redemption date. The shares have no preemptive or conversion rights.

YEAR 2000 ISSUE

    The "Year 2000 issue" refers to a wide variety of potential computer program processing and functionality issues that may arise from the inability of computer programs to properly process date-sensitive information relating to the Year 2000, years thereafter and to a lesser degree the Year 1999.

THE COMPANY'S STATE OF READINESS

    During 1996, the Company commenced a Year 2000 readiness project to assess and remediate its internal software and hardware systems to avoid or mitigate Year 2000 problems and to evaluate Year 2000 problems that may arise from entities with which the Company interacts. In 1997, a comprehensive project structure was implemented and a Year 2000 project team was formed. The Year 2000 project team briefs senior executives of the Company and the Company's board of directors on the progress of the Year 2000 effort. The Company's Year 2000 readiness project encompasses the Company's information technology (IT) systems, as well as its non-IT systems, such as systems embedded in its office equipment and facilities. The Company has completed the assessment of its internal software and hardware. On December 31, 1998, the Company achieved Year 2000 readiness for all Sallie Mae internal applications that were scheduled to be completed by 1998. With the completion of this critical milestone, the corporation has directed its attention to 1999 project objectives. These objectives include the completion of 1999 inventory. The 1999 inventory includes those vendor supplied applications whose readiness date did not align with the Company's December 31, 1998 readiness date, new software/hardware purchased in 1999 and new internally developed products, such as Laureate. These vendor products will be upgraded upon the vendor distribution of any Year 2000 ready release in 1999, or, if no such release is issued, replaced with a Year 2000 ready alternative, a Year 2000 ready work-around, or eliminated from use. Completion of the 1999 inventory remains a work in process and is expected to be completed by year end. Additional objectives include Year 2000 readiness testing with our external business partners and the development of Year 2000 contingency and business continuity plans.

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

    The following describes the Company's state of readiness with respect to the IT systems that support the Company's core business-loan delivery and acquisition and loan servicing:

    - CLASS(SM), the Company's Consolidated Loan Administration and Servicing System, is the system that services the Company's managed student loans and the student loan portfolios of our ExportSS-REGISTERED TRADEMARK- and TransportSS(SM) clients. In July 1998, remediation of CLASS was completed and it was installed into production. A second, full round of comprehensive functional testing and integration testing of all internal application interfaces with CLASS was completed in December 1998. Testing of external interfaces is currently in process and scheduled to be completed in 1999.

      There was a major enhancement to CLASS during the summer of 1999, which implemented industry standard CommonLine Release 4 formats using fully qualified dates. As our business partners continue to migrate toward CommonLine Release 4 formats, Sallie Mae is ready to accept those formats.

      Sallie Mae continues to monitor the readiness of CLASS during 1999. We are periodically conducting automated scans of the entire CLASS system. This identifies code that does not follow our Year 2000 readiness requirements. Identified programs are then analyzed to determine whether additional corrections are needed. If programs need changes, these changes will be implemented prior to the end of November 1999.

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

       During 1999, PortSS was upgraded to industry standard CommonLine Release 4 formats. This release was shipped to our customers in June 1999.

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

       During 1999, LineSS was upgraded to industry standard CommonLine Release 4 formats. This release was shipped to our customers in June 1999.

    - IMDOC-REGISTERED TRADEMARK-, the Company's document imaging system, has completed remediation and functional testing and successfully completed integration testing with CLASS in December 1998.

    - LAUREATE(SM), the Company's new Internet-based loan delivery system allowing online loan application, guarantee, approval and disbursement services to students and financial aid administrators, was implemented into production on July 1, 1999. Laureate was developed with Year 2000 readiness in mind, using fully qualified dates with four digit years. Year 2000 data was successfully tested during functional testing of Laureate. In addition to this successful functional testing, Laureate and its interfaces are currently being tested in our Year 2000 test environment. This is scheduled to be completed during the fall of 1999.

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

    The Company has surveyed its third party service providers and business partners and has completed the review of these surveys. In addition to requesting readiness information, the Company has tested all third-party developed software that the vendor claimed was Year 2000 ready, to confirm compliance or determine the potential impact of noncompliance. In addition, the Company is working with select third party service providers and business partners to ascertain their current Year 2000 compliance status and to coordinate testing efforts throughout 1999. The Company's testing strategy is to ensure that the existing system interfaces between Sallie Mae and its clients continue to function smoothly in the Year 2000 and beyond. It is impracticable to test with all business partners. Sallie Mae is concentrating efforts on a select number of external parties that represent a cross-section of our business relationships and results in testing the majority of critical business processes. Testing with key business partners began, on schedule, in May 1999. The majority of this testing will be completed by the end of October 1999, however, some completion activities will continue through mid November 1999. There can be no assurance that the computer systems of other companies or counterparties on which the Company relies will be Year 2000 ready on a timely basis, or that a failure to resolve Year 2000 issues by another party, or remediation or conversion that is incompatible with the Company's computer systems, will not have a material adverse effect on the Company.

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

THE COMPANY'S CONTINGENCY PLANS

    The Company has developed high level contingency plans for its core applications. In addition, the Company has committed resources in 1999 to evaluate and prepare contingency plans for systems and operations that could be adversely affected by Year 2000-related interruptions. The business process and system inventories have been identified. Contingency plans are required for all mission critical processes and systems. As of October 21, 1999, 99 percent of these contingency plans have been completed. The remaining one percent, is related to new systems, and is scheduled for completion prior to October 31, 1999. In addition, Sallie Mae has elected to develop contingency plans for a second tier of business processes which, although not critical, are important to operations. As of October 21, 1999, 100 percent of the contingency plans for these processes have been developed. There can be no assurance that the Company's remediation efforts and contingency plans will be sufficient to avoid unforeseen business disruptions or other problems resulting from the Year 2000 issue.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Nothing to report.

ITEM 2. CHANGES IN SECURITIES.

    Nothing to report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Nothing to report.

ITEM 5. OTHER INFORMATION.

    Effective October 5, 1999, Teresa S. Shaw was appointed Senior Vice President and Chief Information Officer of the Company. Ms. Shaw, who has nearly 20 years of experience in the student loan industry, most recently was Vice President of Information Technology for the Company, and was responsible for application development, including the successful delivery of Laureate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

    10.1 Employment Agreement

    (b) Reports on Form 8-K

    No reports on form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                       SLM HOLDING CORPORATION
                                                       (Registrant)

                                                                       /s/ MARK G. OVEREND
                                                            -----------------------------------------
                                                                         Mark G. Overend
                                                                     SENIOR VICE PRESIDENT &
                                                                     CHIEF FINANCIAL OFFICER
                                                               (Principal Financial and Accounting
                                                               Officer and Duly Authorized Officer)

Date: November 15, 1999