Form 10-K
period 1999-12-31
SLM HOLDING CORP
filed 2000-03-29
CIK 1032033

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES
           EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM TO

                       COMMISSION FILE NUMBERS 001-13251

                            ------------------------

                            SLM HOLDING CORPORATION

             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                     52-2013874
    (State of Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)
11600 SALLIE MAE DRIVE, RESTON, VIRGINIA                        20193
(Address of Principal Executive Offices)                     (Zip Code)

                                 (703) 810 3000
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:
                    Common Stock, par value $.20 per share.

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The aggregate market value of voting stock held by non-affiliates of the registrant as of February 29, 2000 was approximately $4,891,123,597 (based on closing sale price of $31.3125 per share as reported for the New York Stock Exchange--Composite Transactions).

    On that date, there were 157,170,452 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement relating to the registrant's Annual Meeting of Shareholders scheduled to be held May 18, 2000 are incorporated by reference into Part III of this Report.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This Report contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used in this report, the words "anticipate," "believe," "estimate," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in these laws and regulations, which may reduce the volume, average term and costs of yields on student loans under the Federal Family Education Loan Program ("FFELP") or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; and changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans.

                                    PART I.

ITEM 1. BUSINESS

    The Company believes that the industry data on the FFELP and the Federal Direct Student Loan Program (the "FDSLP") contained in this report are based on reliable sources and represent the best available information for these purposes, including published and unpublished U.S. Department of Education ("DOE") data and industry publications.

GENERAL

    SLM Holding Corporation, a Delaware Corporation (the "Company"), is the nation's largest private source of funding and servicing support for higher education loans for students and their parents. The Company provides a wide range of financial services, processing capabilities and information technology to meet the needs of educational institutions, lenders, students and guarantee agencies. It was formed in 1997 in connection with the reorganization (the "Reorganization") of the Student Loan Marketing Association, a government-sponsored enterprise (the "GSE"), pursuant to the Student Loan Marketing Association Reorganization Act of 1996 (the "Privatization Act"). The Privatization Act required the GSE to propose to shareholders a plan of reorganization under which their share ownership would convert to an equivalent share ownership in a state-chartered holding company that would own all of the stock of the GSE. Pursuant to the Privatization Act, the Reorganization was approved by the GSE's shareholders on July 31, 1997 and effected on August 7, 1997. The Privatization Act requires the GSE to transfer its business to the Company and dissolve on or before September 30, 2008. During the period prior to the dissolution of the GSE (the "Wind-Down Period"), the GSE is subject to various limitations on its business and activities. See "--Operations During the Wind-Down Period" and "Regulation--The Privatization Act."

    Chartered by an act of Congress in 1972, the GSE's stated mission is to enhance access to education by providing a national secondary market and financing for guaranteed student loans. As of December 31, 1999, the Company's managed portfolio of federally insured student loans totaled approximately
$51.1 billion (including loans owned, loans securitized and loan participations). The Company also had commitments to purchase $16.5 billion of additional student loans or participations therein as of December 31, 1999. While the Company continues to be the leading purchaser of student loans, its business has expanded over its first quarter of a century, reflecting changes in both the education sector and the financial markets.

    Primarily a wholesale provider of credit and a servicer of student loans, the Company serves a diverse range of clients, including approximately 4,300 financial and educational institutions and state agencies. Through its four regional loan servicing centers, the Company processes student loans for approximately 5.2 million borrowers and is recognized as the nation's pre-eminent servicer of student loans. The Company also provides and arranges infrastructure finance for colleges and universities. See "--Specialized Financial Services--Academic Facilities Financings and Student Loan Revenue Bonds."

    The Company believes that it has maintained its leadership position in the education finance industry due to its focus on customer relationships, value-added products and services, superior loan servicing capabilities and a sound financial management strategy. In recognition of the increasingly important role that college and university administrators play in the student loan process, the Company continues to implement its school-based growth strategy. The Company's core marketing strategy is to provide schools and their students with simple, flexible and cost-effective products and services so that schools will choose to work with the Company. This strategy, combined with superior servicing and technology capabilities, has helped the Company to build valuable partnerships with schools, lenders, guarantee agencies and others.

INDUSTRY OVERVIEW

    The student loan industry provides affordable financing to students and their families to fund education. The large majority of student loans are made to finance post-secondary education under federally sponsored programs, although many students and parents secure additional education credit through private student loan programs. The federally sponsored student loans programs are highly regulated. Under programs sponsored by the federal government, banks and other lenders that satisfy statutory eligibility requirements can make student loans at below-market rates due to market rate adjustment payments made by the federal government and guarantees. The largest student loan program, formerly called the Guaranteed Student Loan Program and now known as the FFELP, was created in 1965 to ensure low-cost access by families to a full range of post-secondary educational institutions. In 1972, to encourage further bank participation in the Guaranteed Student Loan Program, Congress established the GSE as a for-profit, stockholder-owned national secondary market for student loans. The FFELP industry currently includes a network of approximately 3,900 originators and 6,000 educational institutions and is collectively guaranteed and administered by 36 state-sponsored or non-profit guarantee agencies under contract with the DOE. In addition to the Company, a number of non-profit entities, banks and other financial intermediaries operate as secondary markets for student loans. The Company believes that lender participation in the FFELP is relatively concentrated, with an estimated 96 percent of outstanding loans held by the top 100 participants, including approximately 38 percent owned or managed by the Company as of September 30, 1999.

    The Higher Education Act of 1965, as amended (the "Higher Education Act"), is reauthorized by Congress approximately every six years. The Higher Education Act was last reauthorized on October 7, 1998 in the form of the Higher Education Amendments of 1998 (the "Reauthorization Legislation"), legislation that lowered both the borrower interest rate on Stafford loans and the lender's rate after special allowance payments. The provisions of the FFELP are also subject to revision from time to time by Congress. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Other Related Information--Legislative Developments" for descriptions of legislation changing the index upon which lender yields are calculated and President Clinton's Fiscal Year 2001 budget proposal as it relates to federally sponsored higher education programs.

    Demand for student loans has risen substantially over the last several years. Higher education tuition cost and fee increases continue to exceed the inflation rate. Over half of all full-time college students today depend on some form of borrowing, compared to just over 35 percent in 1985. In addition, federal legislation enacted in late 1992 expanded loan limits and borrower eligibility. All of these factors contributed to annual federally sponsored student loan volume more than doubling over a 7 year period to $29.6 billion in the 1998-99 academic year (including FDSLP volume) from $12.6 billion in the 1991-92 academic year. Estimated future increases in tuition costs and college enrollments are expected to prompt continued growth in the student loan market, although at a more moderate rate of about 5.5 percent annually, over the next 5 years.

    In 1993, Congress expanded a previously established pilot program into the FDSLP, which is administered by the DOE. Established as an alternative to the private sector-based FFELP, the FDSLP accounted for approximately one-third of all new federally sponsored student loans issued in academic year 1998-99. Under the FDSLP, the federal government contracts with third parties for loan administration and collections services while financing its lending activity through U.S. Treasury borrowings.

PRODUCTS AND SERVICES

    LOAN PURCHASES. The Company's student loan purchases have primarily involved two federally sponsored programs. The Company principally purchases Stafford loans, PLUS loans and SLS loans originated under the FFELP, all of which are insured by state-related or non-profit guarantee agencies and are reinsured by the DOE. The Company also purchases student loans originated under the Health Education Assistance Loan program ("HEAL") that are insured directly by the United States Department of Health and Human Services. HEAL loans have been discontinued and new borrowers are directed to unsubsidized Stafford Loans. As of December 31, 1999, the Company's managed portfolio of federally insured student loans totaled $51.1 billion, including $48.9 billion of FFELP loans (including loans owned and loans securitized) and $2.2 billion of HEAL loans.

    The Company purchases student loans primarily from commercial banks. The Company also purchases student loans from other eligible FFELP lenders, including savings and loan associations, mutual savings banks, credit unions and insurance companies, educational institutions and state and private non-profit loan originating and secondary market agencies.

    Most lenders using the secondary market hold loans while borrowers are in school and sell loans shortly before conversion to repayment status, when servicing costs increase significantly. Traditionally, the Company has purchased most of its loans just before their conversion to repayment status, although it increasingly buys "in-school" loans and loans in repayment. The Company purchases loans primarily through commitment contracts, but also makes "spot" purchases.

    Approximately 65 percent and 84 percent of the Company's new loan purchases were made pursuant to purchase commitment contracts in 1999 and 1998, respectively. The Company enters into commitment contracts with lenders to purchase loans up to a specified aggregate principal amount over the term of the contract, which is usually two to three years. Under the commitment contracts, lenders have the right, and in most cases the obligation, to sell to the Company the loans they own over a specified period of time at a purchase price that is based on certain loan characteristics.

    In conjunction with commitment contracts, the Company frequently provides selling institutions with operational support in the form of PortSS-Registered Trademark-, an automated loan administration system for the lender's use at its own offices before loan sale, or in the form of loan origination and interim servicing provided through one of the Company's loan servicing centers (ExportSS-Registered Trademark-). In 1999 and 1998,
79 percent and 80 percent, respectively, of the Company's purchase commitment volume came from users of PortSS and ExportSS. The Company also offers commitment clients the ability to originate loans and then transfer them to the Company for servicing (TransportSS-SM-). PortSS, ExportSS and TransportSS provide the Company and the lender assurance that loans will be efficiently administered by the Company and that borrowers will have access to the Company's repayment options and benefits.

    In a spot purchase, the Company competes with other secondary market participants to purchase a portfolio of eligible loans from a selling holder when such holder decides to offer its loans for sale. The Company made approximately 1 percent and 3 percent of its purchases of educational loans through spot purchases in 1999 and 1998, respectively. In general, spot purchase volume is more costly than volume purchased under commitment contracts.

    Because of the high premiums for spot purchase volume, in the fourth quarter, the Company sold $900 million of FFELP loans in several transactions with four student loan capital providers. These transactions obligated the purchaser to enter into a life of loan servicing contract with Sallie Mae

Servicing Corporation, the Company's wholly owned servicing subsidiary ("SMSC") on a fee for service basis for the loans sold and provide certain incentives in the form of reduced aggregate fees for the purchaser to provide additional servicing volume to SMSC.

    The Company also offers eligible borrowers a program for consolidation of eligible insured loans into a single new insured loan with a term of 10 to 30 years. As of December 31, 1999, the Company owned approximately $10 billion of such consolidation loans, known as SMART
LOAN-Registered Trademark- Accounts. Following enactment of the Emergency Student Loan Consolidation Act in November 1997, which made significant changes to the FFELP loan consolidation program, the Company temporarily suspended its loan consolidation program. As a result of the Reauthorization Legislation, the Company began in the fourth quarter of 1998 to offer student loan borrowers the SMART LOAN consolidation program again. The Company also introduced in the second quarter of 1998 its Flex Repay Account as an alternative to consolidation. See "Borrower Benefits and Program Technology Support."

    PRIVATE CREDIT. In the spring of 1996 the Company introduced the Signature Education-SM- Loan Program. Under agreements with the Company, lenders originated approximately $106 million in loan volume in Signature private loans and $231 million in loan volume in FFELP loans in the academic year 1998-99. The Company believes that its lender partners under this program will originate approximately $250 million in loan volume in Signature private loans in academic year 1999-2000 at more than 1,350 schools. The majority of this volume represents loans made to borrowers with credit-worthy cosigners. Signature Student-SM- Loans are available to students at all four-year colleges and universities to supplement their federal loans. Freshmen and non-credit worthy students are required to have a cosigner. Students may borrow as much as the costs of attendance minus other financial aid they are eligible to receive. With the Signature Select-SM- Loan, participating colleges tailor loan features to reflect the needs of their individual campuses and provide default coverage in exchange for additional program flexibility. Signature Loans are insured by the Company through its HEMAR Insurance Corporation of America (HICA) subsidiary. Most of the HICA-insured loans purchased by the Company are part of "bundled" loan programs that include FFELP loans. The Company also purchases loans originated under various other HICA-insured loan programs, including particularly the private loan affinity programs MEDLOANS, LAWLOANS, and MBA LOANS. These three loan programs accounted for $128 million in private loans and $269 million in FFELP loans during academic year 1998-99. These three loan programs are expected to account for $100 million in private loans and over $350 million in FFELP loans during academic year 1999-2000.

    Beginning in 1999, SLM Financial, the Company's new wholly owned subsidiary, substantially expanded the Company's private credit product line, focusing on career training, lifelong learning and K-12 education. Also in 1999, the Company began offering Career Training-SM- Loans directly to borrowers and through partnerships with colleges and universities, technical and trade schools and other adult learning centers. These loans are available to borrowers enrolled in career training courses or a distance learning school; attending a two-year or four-year proprietary school; or attending a four-year college less than half-time. In addition, the Company made available its K-12 Family Education-SM-Loan to parents and other family members of children attending private K-12 schools. Under this program, families can borrow up to the entire cost of tuition and fees, or as little as $1,000 to finance the purchase of a computer, musical instrument or other, high-cost, education-related items. SLM Financial also offers mortgage, home equity and other secured and unsecured consumer loans. All SLM Financial loans are underwritten and priced based upon standardized consumer credit scoring criteria. As of December 31, 1999, SLM Financial had originated $245 million of consumer loans of which 60 percent was education related.

    BORROWER BENEFITS AND PROGRAM TECHNOLOGY SUPPORT. To create customer preferences and compete more effectively in the student loan marketplace, the Company has developed a comprehensive set of loan programs and services for borrowers, including numerous loan restructuring and repayment options and programs that encourage and reward good repayment habits. The Company also provides counseling and information programs (including a worldwide web site) that help borrowers and reinforce relationships with college and university customers and lender partners.

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

    The Flex Repay Account, the Company's newest graduated repayment option, allows students who are having difficulty making repayments to extend loan repayment to make their payments more affordable while minimizing total loan costs in comparison to loan consolidation.

    The Company launched Laureate-Registered Trademark-, a new Internet-based student loan delivery system, for the 1999-2000 academic year. This system provides real-time data linkage among schools, borrowers, lenders and guarantors. With Laureate, a student loan process that previously required multiple sessions over several days is now expected to be completed in one on-line session. As of December 31, 1999, 69 schools were using Laureate and had processed over $300 million in FFELP loans.

    ORIGINATIONS. In 1998, the Company began to originate a nominal amount of FFELP loans through its wholly owned subsidiary, SLM Education Loan Corp. As of December 31, 1999, the Company originated $28 million of FFELP loans. The Company expects that its origination activity will increase as more schools adopt the Laureate student loan delivery system.

    JOINT VENTURE WITH THE CHASE MANHATTAN BANK. In the fourth quarter of 1998, the Company restructured its joint venture with The Chase Manhattan Bank ("Chase"), which, with an estimated market share of eight percent, is the largest originator of student loans under the FFELP. Under the restructured arrangement, the Company and Chase Education Holdings, Inc., a wholly owned subsidiary of Chase, remain equal owners of Education First Finance LLC and Education First Marketing LLC (collectively, the "Joint Venture"). Education First Marketing LLC remains responsible for marketing education loans to be made by Chase to schools and borrowers. Shortly after such loans are fully disbursed by Chase, the loans are purchased on behalf of Education First Finance LLC by the Chase/ Sallie Mae Education Loan Trust (the "Trust"), but then, under the restructured arrangement, are sold to the Company. Under the terms of the restructuring, the Company will now purchase all loans originated by Chase. Previously, the Joint Venture funded the student loans through sales of participations that entitled the Company and Chase to one-half interest in the student loans originated by Chase. As of December 31, 1998, the Trust owned approximately $1.8 billion of federally insured education loans and in the fourth quarter of 1998, the Trust sold $3.2 billion of federally insured education loans to the Company of which one half represents new purchase volume. The Trust sold the balance of its existing portfolio to the Company in the first quarter of 1999. Substantially all loans owned by the Trust have been serviced on behalf of the Trust by SMSC, on a fee-for-service basis. After the Trust's existing portfolio is sold to the Company, the Trust's fee payments to SMSC will be negligible.

    ADMINISTRATIVE AND TECHNICAL SUPPORT FOR HIGHER EDUCATION
INSTITUTIONS. Sallie Mae Solutions, a division of Sallie Mae, Inc., provides full service administrative support and technical services to institutions of higher education. Sallie Mae Solutions provides these institutions with registration, bursar, loan management and financial aid functions through leading edge software, business processing and application services. To further this intitiative, Sallie Mae Solutions acquired three businesses, Exeter Software, Greentree Software and EdTech, the former Electronic Marketing Resource Group in 1999.

SERVICING

    In 1980, the Company began servicing its own portfolios in order to better control costs and manage risks. In late 1995, in connection with the commencement of its securitization program, the Company transferred its servicing operations to SMSC. Through SMSC, the Company is now the nation's largest servicer of FFELP loans, and management believes that the Company is recognized as the premier service quality and technology provider in the student loan industry. The Company believes that its processing capability and service excellence are integral to its school-based growth strategy. As of December 31, 1999, the Company serviced approximately $45.9 billion of FFELP loans, including approximately $20.9 billion of loans owned by the GSE, $19.4 billion owned by 14 securitization trusts sponsored by the GSE and $5.6 billion of loans owned by other parties. As of December 31, 1999, the Company also serviced approximately $3.5 billion in non-FFELP Loans including approximately $2.1 billion in HEAL Loans and $1.4 billion in private loans.

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

SPECIALIZED FINANCIAL SERVICES

    The Company, principally through the GSE, engages in a number of specialty financial services related to higher education credit, including collateralized financing of FFELP and other education loan portfolios (warehousing advances), credit support for student loan revenue bonds, portfolio investments in student loan revenue and facilities bonds, underwriting of academic facilities bonds and surety bond support for non-federally insured student loans.

    WAREHOUSING ADVANCES. Warehousing advances are secured loans to financial and educational institutions to fund FFELP and HEAL loans and other forms of education-related credit. As of December 31, 1999, the Company held approximately $1 billion of warehouse loans with an average term of 6.5 years. These loans remain assets of the GSE, but the GSE can extend new warehousing advances during the Wind-Down Period only pursuant to financing commitments in place as of August 7, 1997. As of December 31, 1999, the GSE had in place approximately $2.9 billion of such commitments. The Company does not expect that its non-GSE affiliates will continue this line of business.

    ACADEMIC FACILITIES FINANCINGS AND STUDENT LOAN REVENUE BONDS. Since 1987, the GSE has provided facilities financing and commitments for future facilities financing to approximately 250 educational institutions. Certain of these financings are secured either by a mortgage on the underlying facility or by other collateral. The GSE also invests in student loan revenue obligations. The Company anticipates that it will reduce its investment activity in academic facilities and student loan revenue bond products during the Wind-Down Period. As of December 31, 1999, these portfolios totaled $1 billion and $100 million, respectively.

    LETTERS OF CREDIT. In the past, the GSE has offered letters of credit to guarantee issues of state and non-profit agency student loan revenue bonds. Currently outstanding letters of credit have original terms of up to 17 years but, in most cases, may be terminated in May 2001. As of December 31, 1999, the GSE had approximately $4.4 billion of such commitments outstanding. During the Wind-Down Period, letter of credit activity by the GSE will be limited to guarantee commitments in place as of August 7, 1997.

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

    Since late 1995, the Company has further diversified its funding sources, independent of its GSE borrower status, by securitizing a portion of its student loan assets. Securitization is an off-balance sheet funding mechanism that the Company effects through the sale of portfolios of student loans by the GSE to SLM Funding Corporation, a bankruptcy-remote, special-purpose, wholly owned subsidiary of the GSE, which in turn sells the student loans to an independent owner trust that issues securities to fund the purchase of the student loans. The securitization trusts typically issue several classes of debt securities rated at the highest investment grade level. The GSE has not guaranteed such debt securities and has no obligation to ensure their repayment. Because the securities issued by the trusts through securitization are not GSE securities, the Company has been and in the future expects to be able to fund its student loans to term through securitization, even for those assets with final maturities that extend beyond the Wind-Down Period. The DOE has concurred with the Company's position that a 30 basis point per annum offset fee imposed on loans held by the GSE does not apply to securitized loans. The Company anticipates that securitization will remain a primary student loan funding mechanism for the Company when it begins to conduct student loan purchase activity through a non-GSE subsidiary.

    In addition to the foregoing, the Company obtains funding through a commercial paper program. In the fourth quarter of 1999, the Company established a $1 billion commercial paper program. This program is supported by a $600 million 364 day revolving credit agreement and a $400 million five-year revolving credit agreement. Prior to the establishment of this commercial paper program, the Company secured credit ratings of A1, P1 and F1+ on its short term debt and A+, A3 and A+ on its long term debt from Standard & Poor's Rating Service, Moody's Investors Service, Inc. and Fitch IBCA, Inc., respectively.

    The Company intends to further diversify its funding sources, independent of the GSE, with the development of an asset-backed commercial paper program and a medium term notes program during 2000.

OPERATIONS DURING THE WIND-DOWN PERIOD

    Privatization enables the Company to commence new business activities without regard to restrictions in the GSE's charter. The stock of certain GSE subsidiaries, including SMSC and HICA, was transferred to the Company. Accordingly, the business activities of these subsidiaries are no longer subject to restrictions contained in the GSE's charter. In addition, the GSE's employees were transferred to Sallie Mae, Inc. (the "Management Company").

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

COMPETITION

    The Company is the major financial intermediary for higher education credit, but is subject to competition on a national basis from several large commercial banks and non-profit secondary market agencies and on a state or local basis from smaller banks and state-based secondary markets. In addition, the availability of securitization for student loan assets has created new competitive pressures for traditional secondary market purchasers. Based on the most recent information from the DOE and management estimates, at the end of fiscal year 1998, the GSE's share (in dollars) of outstanding FFELP loans was 35 percent, while banks and other financial institutions held 42 percent and state secondary market participants held 23 percent. Although Congress establishes loan limits and interest rates on student loans, management believes that market share in the FFELP industry is increasingly a function of school and student desire for borrower benefits and superior customer service. FFELP providers have been aggressively competing on the basis of enhanced products and services in recent years.

    Because the GSE historically has been confined by statute to secondary market activity, it has depended mainly on its network of lender partners and its school-based strategy for new loan volume. Because the Company is not subject to the same limitations as the GSE, it intends to heighten its visibility with consumers to position itself favorably for future new product offerings.

    The Company also faces competition for new and existing loan volume from the FDSLP. Based on current DOE projections, the Company estimates that total student loan originations for the academic years 1998-99, 1997-1998, 1996-97, 1995-96, and 1994-95 were $29.6 billion, $29.3 billion, $27.6 billion,
$24.7 billion, and $22.1 billion, respectively, of which FDSLP originations represented approximately 33 percent, 33 percent, 32 percent 31 percent and 7 percent, respectively. The DOE projects that FDSLP originations will represent about one third of total student loan originations in the 1999-2000 academic year.

    The DOE offers FFELP borrowers the opportunity to refinance or consolidate their FFELP loans into FDSLP loans if the borrowers also have a FDSLP loan or upon certification that the holder of their FFELP loans does not offer an income-sensitive payment plan acceptable to the borrower. During 1999 and 1998, approximately $755 million and $432 million, respectively, of the GSE's FFELP loans were consolidated into the FDSLP. In early 1995, the Company began offering an income-sensitive payment plan. The FDSLP, however, also provides an income-contingent option not available under the FFELP program that may be more attractive to certain borrowers. Under this repayment option, the government will ultimately forgive student loan debt after 25 years.

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

    The Company and its non-GSE subsidiaries generally may not begin to make secondary market purchases of FFELP student loans for so long as the GSE is actively acquiring insured student loans. Subject to the foregoing, the Company may elect, at any time, to transfer new student loan purchase activity from the GSE to one of its non-GSE subsidiaries. In addition, the Company is permitted to and, in the third quarter of 1998, began to originate FFELP loans. See "Business--Products and Services--Originations." Under the Higher Education Act, loans acquired after August 10, 1993 and held by the GSE are subject to a 30 basis point per annum "offset fee." The offset fee does not apply to securitized loans or to loans held or securitized by the Company or its non-GSE subsidiaries.

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

ITEM 2. PROPERTIES

    The following table lists the principal facilities owned by the Company:

                                                  APPROXIMATE
LOCATION                       FUNCTION           SQUARE FEET
--------                -----------------------   -----------
Reston, VA              Operations/Headquarters     395,000
Wilkes Barre, PA        Loan Servicing Center       135,000
Killeen, TX             Loan Servicing Center       133,000
Lynn Haven, FL          Loan Servicing Center       133,000
Lawrence, KS            Loan Servicing Center        52,000

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

    As of December 31, 1999, the Company employed 3,753 employees nationwide.

ITEM 3. LEGAL PROCEEDINGS.

    The Company has no material legal proceedings pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    Nothing to report.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed and traded on the New York Stock Exchange under the symbol SLM. The number of holders of record of the Company's Common Stock as of March 20, 2000 was approximately 680. The following table sets forth the high and low sales prices for the Company's Common Stock for each full quarterly period within the two most recent fiscal years. The prices in this table are adjusted to reflect a 7-for-2 stock split, which was effected on January 2, 1998 as a stock dividend of five shares for every two shares outstanding.

                              COMMON STOCK PRICES

                                                  1ST                   2ND                   3RD                    4TH
                                                QUARTER               QUARTER               QUARTER                QUARTER
                                          -------------------   -------------------   -------------------   ---------------------
1998.........................  High         $46          3/4      $49                   $51                   $48
                               Low           37        15/16       37          1/8       28                    30            3/8
1999.........................  High          48        15/16       47         5/16       48        13/16       53            5/8
                               Low           40          1/8       40          3/8       42          7/8       41          11/16

    The Company paid regular quarterly dividends of $.14 per share on the Common Stock for the first three quarters of 1998, $.15 for the fourth quarter of 1998 and the first three quarters of 1999 and $.16 for the fourth quarter of 1999 and the first quarter of 2000.

ITEM 6. SELECTED FINANCIAL DATA

                       SELECTED FINANCIAL DATA 1995-1999
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

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

                                                   1999       1998       1997       1996       1995
                                                 --------   --------   --------   --------   --------
OPERATING DATA:
Net interest income............................  $   694    $   651    $   781    $   894    $   908
Net income.....................................      501        501        508        409        356
Basic earnings per share.......................     3.11       2.99       2.80       2.10       1.51
Diluted earnings per share.....................     3.06       2.95       2.78       2.09       1.51
Dividends per share............................      .61        .57        .52        .47        .43
Return on stockholders' equity.................       78%        81%        65%        50%        29%
Net interest margin............................     1.85       1.93       1.80       1.96       1.85
Return on assets...............................     1.28       1.41       1.12        .86        .69
Dividend payout ratio..........................       20         19         19         22         29
Average equity/average assets..................     1.59       1.65       1.64       1.66       2.28
BALANCE SHEET DATA:
Student loans..................................  $33,809    $28,283    $29,443    $33,696    $34,285
Total assets...................................   44,025     37,210     39,832     47,572     49,951
Total borrowings...............................   41,988     35,399     37,717     45,124     47,530
Stockholders' equity...........................      841        654        675        834        867
Book value per share...........................     4.29       3.98       3.89       4.44       4.29
OTHER DATA:
Securitized student loans outstanding..........  $19,354    $17,909    $14,104    $ 6,263    $   954
Pro-forma results (1):
  "Cash basis" net interest income.............  $ 1,034    $   986    $   969    $   982    $   908
  "Cash basis" net income......................      500        449        345        395        356
  "Cash basis" diluted earnings per share......     3.06       2.64       1.89       2.02       1.51
  "Cash basis" net interest margin.............     1.87%      1.93%      1.81%      1.98%      1.85%
  "Cash basis" return on assets................      .88        .85        .62        .77        .69

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       YEARS ENDED DECEMBER 31, 1997-1999
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

OVERVIEW

    SLM HOLDING CORPORATION ("SLM HOLDING") WAS FORMED ON FEBRUARY 3, 1997, AS A WHOLLY OWNED SUBSIDIARY OF THE STUDENT LOAN MARKETING ASSOCIATION (THE "GSE"). ON AUGUST 7, 1997, PURSUANT TO THE STUDENT LOAN MARKETING ASSOCIATION REORGANIZATION ACT OF 1996 (THE "PRIVATIZATION ACT") AND APPROVAL BY SHAREHOLDERS OF AN AGREEMENT AND PLAN OF REORGANIZATION, THE GSE WAS REORGANIZED INTO A SUBSIDIARY OF SLM HOLDING (THE "REORGANIZATION"). SLM HOLDING IS A HOLDING COMPANY THAT OPERATES THROUGH A NUMBER OF SUBSIDIARIES INCLUDING THE GSE. REFERENCES IN THIS REPORT TO THE "COMPANY" REFER TO THE GSE AND ITS SUBSIDIARIES FOR PERIODS PRIOR TO THE REORGANIZATION AND TO SLM HOLDING AND ITS SUBSIDIARIES FOR PERIODS AFTER THE REORGANIZATION.

    The Company is the largest source of financing and servicing for education loans in the United States primarily through its participation in the Federal Family Education Loan Program ("FFELP"), formerly the Guaranteed Student Loan Program. The Company's products and services include student loan purchases and commitments to purchase student loans, as well as operational support to originators of student loans and to post-secondary education institutions and other education-related financial services. The Company also originates, purchases and holds unguaranteed private loans.

    The following Management's Discussion and Analysis contains forward-looking statements and information that are based on management's current expectations as of the date of this document. Discussions that utilize the words "intends," "anticipate," "believe," "estimate" and "expect" and similar expressions, as they relate to the Company's management, are intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Such factors include, among others, changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in such laws and regulations; which may reduce the volume, average term and costs of yields on student loans under the FFELP or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing and consumer lending or in financing preferences of lenders, educational institutions, students and their families; and changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans.

SELECTED FINANCIAL DATA

CONDENSED STATEMENTS OF INCOME

                                                                                                 INCREASE (DECREASE)
                                                                                     --------------------------------------------
                                                    YEARS ENDED DECEMBER 31,            1999 VS. 1998            1998 VS. 1997
                                              ------------------------------------   -------------------      -------------------
                                                1999          1998          1997        $          %             $          %
                                              --------      --------      --------   --------   --------      --------   --------
Net interest income.........................   $ 694         $ 651         $ 781      $  43         7%         $(130)      (17)%
Less: provision for losses..................      34            36            46         (2)       (6)           (10)      (21)
                                               -----         -----         -----      -----       ---          -----       ---
Net interest income after provision for
  losses....................................     660           615           735         45         7           (120)      (16)
Gains on student loan securitizations.......      35           117           280        (82)      (70)          (163)      (58)
Servicing and securitization revenue........     289           281           151          8         3            130        86
Gains on sales of student loans.............      27            --            --         27       100             --        --
Other income................................     100            98            88          2         1             10        13
Operating expenses..........................     359           361           494         (2)       (1)          (133)      (27)
Income taxes................................     240           238           241          2         1             (3)       (1)
Minority interest in net earnings of
  subsidiary................................      11            11            11         --        --             --        --
                                               -----         -----         -----      -----       ---          -----       ---
Net income..................................     501           501           508         --        --             (7)       (1)
Preferred stock dividends...................       1            --            --          1       100             --        --
                                               -----         -----         -----      -----       ---          -----       ---
Net income attributable to common stock.....   $ 500         $ 501         $ 508      $  (1)       --%         $  (7)       (1)%
                                               =====         =====         =====      =====       ===          =====       ===
Basic earnings per share....................   $3.11         $2.99         $2.80      $ .12         4%         $ .19         7%
                                               =====         =====         =====      =====       ===          =====       ===
Diluted earnings per share..................   $3.06         $2.95         $2.78      $ .11         4%         $ .17         6%
                                               =====         =====         =====      =====       ===          =====       ===
Dividends per common share..................   $ .61         $ .57         $ .52      $ .04         7%         $ .05        10%
                                               =====         =====         =====      =====       ===          =====       ===

CONDENSED BALANCE SHEETS

                                                                                    INCREASE (DECREASE)
                                                                        --------------------------------------------
                                                     DECEMBER 31,          1999 VS. 1998            1998 VS. 1997
                                                  -------------------   -------------------      -------------------
                                                    1999       1998        $          %             $          %
                                                  --------   --------   --------   --------      --------   --------
ASSETS
Student loans...................................  $33,809    $28,283    $ 5,526        20%       $(1,161)      (4)%
Warehousing advances............................    1,043      1,543       (500)      (32)          (326)     (17)
Academic facilities financings..................    1,028      1,180       (152)      (13)          (195)     (14)
Cash and investments............................    5,775      4,106      1,669        41         (1,024)     (20)
Other assets....................................    2,370      2,098        272        13             84        4
                                                  -------    -------    -------      ----        -------      ---
Total assets....................................  $44,025    $37,210    $ 6,815        18%       $(2,622)      (7)%
                                                  =======    =======    =======      ====        =======      ===
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings...........................  $37,491    $26,589    $10,902        41%       $ 3,413       15%
Long-term notes.................................    4,496      8,810     (4,314)      (49)        (5,731)     (39)
Other liabilities...............................      983        943         40         4           (283)     (23)
                                                  -------    -------    -------      ----        -------      ---
Total liabilities...............................   42,970     36,342      6,628        18         (2,601)      (7)
                                                  -------    -------    -------      ----        -------      ---
Minority interest in subsidiary.................      214        214         --        --             --       --
Stockholders' equity before treasury stock......    2,025      1,496        529        35            397       36
Common stock held in treasury at cost...........    1,184        842        342        41            418       99
                                                  -------    -------    -------      ----        -------      ---
Total stockholders' equity......................      841        654        187        29            (21)      (3)
                                                  -------    -------    -------      ----        -------      ---
Total liabilities and stockholders' equity......  $44,025    $37,210    $ 6,815        18%       $(2,622)      (7)%
                                                  =======    =======    =======      ====        =======      ===

RESULTS OF OPERATIONS

EARNINGS SUMMARY

    The Company's "cash basis" net income was $500 million for the year ended December 31, 1999 ($3.06 diluted earnings per share) versus $449 million ($2.64 diluted earnings per share) for the year ended December 31, 1998. (See "Pro-forma Statements of Income" for a detailed discussion of "cash basis" net income.) During 1999, the Company purchased $13.7 billion of student loans including $2.6 billion associated with the Nellie Mae acquisition which increased the average balance of the managed portfolio of student loans by $5.9 billion. The higher average balance increased earnings from the additional student loans by $75 million after-tax and coupled with an $18 million after-tax gain on the sale of student loans in the fourth quarter of 1999 drove the increase in "cash basis" net income. These increases in 1999 "cash basis" net income were partially offset by the lower average Special Allowance Payment ("SAP") rate on student loans and higher funding costs (see "Student Loans-Student Loan Spread Analysis") which reduced the student loan spread by 15 basis points or $49 million after-tax.

    For the year ended December 31, 1999, the Company's net income calculated in accordance with generally accepted accounting principles ("GAAP") was $501 million ($3.06 diluted earnings per share), versus net income of $501 million ($2.95 diluted earnings per share) in 1998. While reported net income did not change in 1999 versus 1998, several significant factors impacted 1999 results. Student loan purchases of $13.7 billion increased the average balance of the on-balance sheet portfolio by $5.4 billion. The increase in earnings from higher student loan balances of $72 million after-tax was partially offset by a reduction of 22 basis points or $47 million after-tax in the student loan spread caused mainly by the lower average SAP, higher average Treasury bill rates and higher funding costs. Year over year after-tax securitization gains decreased by $53 million as the Company securitized only $4.0 billion of student loans during 1999 versus $6.0 billion in 1998. The adverse conditions in the capital markets that first materialized in the third quarter of 1998 due to the Russian bond default, persisted for most of 1999 reducing the volume of loans the Company decided to securitize at wider financing spreads. The reduction in net income from lower securitization gains was partially offset by an $18 million after-tax gain on the sale of student loans to third parties in the fourth quarter.

    During 1999, the Company repurchased 8.2 million common shares (or
5 percent of its outstanding shares) at a cost of $342 million, which enhanced earnings-per-share growth.

NET INTEREST INCOME

    Net interest income is derived largely from the Company's portfolio of student loans that remain on-balance sheet. The "Taxable Equivalent Net Interest Income" analysis set forth below is designed to facilitate a comparison of non-taxable asset yields to taxable yields on a similar basis. Additional information regarding the return on the Company's student loan portfolio is set forth under "Student Loans--Student Loan Spread Analysis."

    Taxable equivalent net interest income for the year ended December 31, 1999 versus the year ended December 31, 1998 increased by $39 million while the net interest margin decreased by .08 percent. The increase in taxable equivalent net interest income for the year ended December 31, 1999 was principally due to the $5.4 billion increase in the average balance of student loans over 1998. The decrease in the net interest margin for the year ended December 31, 1999 was mainly due to the decrease in the student loan spread (discussed in more detail below), partially offset by the reduction in the average balance of lower-yielding investments and warehousing advances

    Taxable equivalent net interest income of $686 million in 1998 decreased by $130 million from 1997. In large part the decline was due to the $10 billion reduction in the average balance of interest earning assets due to the securitization of student loans and the significant downsizing of other earning assets that occurred in the latter half of 1997. In 1998, the average balance of student loans on-balance sheet declined by $4.4 billion while the average balance of the portfolio of securitized student loans increased by $7.5 billion. As the Company moves student loans off-balance sheet via its securitization activities, the earnings from those loans are, in effect, removed from net interest income and become elements of other income, specifically, gain on sale and servicing and securitization revenue. The average balance of the Company's investment portfolio and warehousing advances combined declined by $5.5 billion in 1998 as management reduced these lower yielding assets to better utilize capital. In total, these reductions in earning assets reduced taxable equivalent net interest income by $148 million. The effect of the reduction in interest earning assets was partially offset by an increase of
 .13 percent in the net interest margin from 1997 to 1998, which increased taxable equivalent net interest income by $18 million in 1998 over 1997. This margin increase was due in large part to the increased percentage of student loans remaining on-balance sheet relative to other earning assets (78 percent in 1998 vs. 70 percent in 1997).

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

                                                                                             INCREASE (DECREASE)
                                                                                  -----------------------------------------
                                                    YEARS ENDED DECEMBER 31,         1999 VS. 1998         1998 VS. 1997
                                                 ------------------------------   -------------------   -------------------
                                                   1999       1998       1997        $          %          $          %
                                                 --------   --------   --------   --------   --------   --------   --------
Interest income
  Student loans................................   $2,426     $2,095     $2,485     $ 331        16%      $(390)      (16)%
  Warehousing advances.........................       68        102        151       (34)      (33)        (49)      (33)
  Academic facilities financings...............       74         85         98       (11)      (13)        (13)      (13)
  Investments..................................      240        295        573       (55)      (19)       (278)      (49)
  Taxable equivalent adjustment................       32         34         35        (2)       (8)         (1)       (3)
                                                  ------     ------     ------     -----       ---       -----       ---
Total taxable equivalent interest income.......    2,840      2,611      3,342       229         9        (731)      (22)
Interest expense...............................    2,115      1,925      2,526       190        10        (601)      (24)
                                                  ------     ------     ------     -----       ---       -----       ---
Taxable equivalent net interest income.........   $  725     $  686     $  816     $  39         6%      $(130)      (16)%
                                                  ======     ======     ======     =====       ===       =====       ===

AVERAGE BALANCE SHEETS

    The following table reflects the rates earned on earning assets and paid on liabilities for the years ended December 31, 1999, 1998 and 1997.

                                                                         YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------------------------
                                                             1999                  1998                  1997
                                                      -------------------   -------------------   -------------------
                                                      BALANCE      RATE     BALANCE      RATE     BALANCE      RATE
                                                      --------   --------   --------   --------   --------   --------
AVERAGE ASSETS
  Student loans.....................................  $33,028      7.35%    $27,589      7.59%    $31,949      7.78%
  Warehousing advances..............................    1,173      5.78       1,718      5.93       2,518      6.00
  Academic facilities financings....................    1,144      8.16       1,318      8.15       1,436      8.57
  Investments.......................................    3,932      6.42       4,843      6.34       9,592      6.08
                                                      -------      ----     -------      ----     -------      ----
Total interest earning assets.......................   39,277      7.23%     35,468      7.36%     45,495      7.35%
                                                                   ====                  ====                  ====
Non-interest earning assets.........................    2,166                 2,012                 1,916
                                                      -------               -------               -------
Total assets........................................  $41,443               $37,480               $47,411
                                                      =======               =======               =======
AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY
  Six month floating rate notes.....................  $ 4,644      5.38%    $ 2,898      5.40%    $ 2,908      5.48%
  Other short-term borrowings.......................   28,560      5.30      21,384      5.34      23,640      5.51
  Long-term notes...................................    6,292      5.60      11,194      5.60      18,677      5.70
                                                      -------      ----     -------      ----     -------      ----
Total interest bearing liabilities..................   39,496      5.35%     35,476      5.43%     45,225      5.59%
                                                                   ====                  ====                  ====
Non-interest bearing liabilities....................    1,287                 1,385                 1,406
Stockholders' equity................................      660                   619                   780
                                                      -------               -------               -------
Total liabilities and stockholders' equity..........  $41,443               $37,480               $47,411
                                                      =======               =======               =======
Net interest margin.................................               1.85%                 1.93%                 1.80%
                                                                   ====                  ====                  ====

RATE/VOLUME ANALYSIS

    The Rate/Volume Analysis below shows the relative contribution of changes in interest rates and asset volumes.

                                                                        INCREASE
                                                                       (DECREASE)
                                                       TAXABLE        ATTRIBUTABLE
                                                      EQUIVALENT      TO CHANGE IN
                                                       INCREASE    -------------------
                                                      (DECREASE)     RATE      VOLUME
                                                      ----------   --------   --------
1999 VS. 1998
Taxable equivalent interest income..................     $ 229       $(66)     $ 295
Interest expense....................................       190         (9)       199
                                                         -----       ----      -----
Taxable equivalent net interest income..............     $  39       $(57)     $  96
                                                         =====       ====      =====
1998 VS. 1997
Taxable equivalent interest income..................     $(731)      $(43)     $(688)
Interest expense....................................      (601)       (61)      (540)
                                                         -----       ----      -----
Taxable equivalent net interest income..............     $(130)      $ 18      $(148)
                                                         =====       ====      =====

STUDENT LOANS

STUDENT LOAN SPREAD ANALYSIS

    The following table analyzes the reported earnings from student loans both on-balance sheet and those off-balance sheet in securitization trusts. The line captioned "Adjusted student loan yields" reflects contractual student loan yields adjusted for the amortization of premiums paid to purchase loan portfolios and the estimated costs of borrower benefits. For student loans off-balance sheet, the Company will continue to earn servicing-fee revenues over the life of the securitized student loan portfolios. The off-balance sheet information presented in "Securitization Program--Servicing and Securitization Revenue" analyzes the on-going servicing revenue and residual interest earned on the securitized portfolios of student loans. For an analysis of the Company's student loan spread for the entire portfolio of managed student loans on a similar basis to the on-balance sheet analysis, see "Cash Basis' Student Loan Spread and Net Interest Income."

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     1999       1998       1997
                                                   --------   --------   --------
ON-BALANCE SHEET
Adjusted student loan yields.....................     7.72%      7.93%      8.10%
Consolidation loan rebate fees...................     (.22)      (.23)      (.20)
Offset fees......................................     (.15)      (.11)      (.12)
                                                   -------    -------    -------
Student loan income..............................     7.35       7.59       7.78
Cost of funds....................................    (5.32)     (5.34)     (5.53)
                                                   -------    -------    -------
Student loan spread..............................     2.03%      2.25%      2.25%
                                                   =======    =======    =======
OFF-BALANCE SHEET
Servicing and securitization revenue.............     1.65%      1.65%      1.58%
                                                   =======    =======    =======
AVERAGE BALANCES (IN MILLIONS OF DOLLARS)
Student loans....................................  $33,028    $27,589    $31,949
Securitized loans................................   17,489     17,006      9,542
                                                   -------    -------    -------
Managed student loans............................  $50,517    $44,595    $41,491
                                                   =======    =======    =======

    The Company's portfolio of student loans originated under the FFELP has a variety of unique interest rate characteristics. The Company earns interest at the greater of the borrower's rate or a floating rate determined by reference to the average of the weekly auctions of 91-day Treasury bills by the government, plus a fixed spread which is dependent upon when the loan was originated. If the floating rate exceeds the borrower rate, the Department of Education makes a payment directly to the Company based upon the SAP formula. If the floating rate is less than the rate the borrower is obligated to pay, the Company simply earns interest at the borrower rate. In all cases, the rate a borrower is obligated to pay sets a minimum rate for determining the yield that the Company earns on the loan. Borrowers' interest rates are either fixed to term or are reset annually on July 1 of each year depending on when the loan was originated.

    The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, either directly or through the use of derivative financial instruments intended to mimic the interest rate characteristics of the student loans. Such borrowings, however, generally do not have minimum rates. As a result, in periods of declining interest rates, the portfolio of managed student loans may be earning at the minimum borrower rate while the Company's funding costs (exclusive of funding spreads) will generally decline along with Treasury bill rates. For loans where the borrower's interest rate is fixed to term, declining interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of a low interest rate environment will only enhance student loan spreads through the next annual reset of the borrower's interest rates, which occurs on July 1 of each year. Low average Treasury bill rates in 1999 benefited the Company's on-balance sheet student loan spread, net of payments under Floor Interest Contracts (discussed below), by $66 million of which $47 million was attributable to student loans with minimum borrower rates fixed to term and $19 million was attributable to student loans with minimum borrower rates adjusting annually. In 1998, low average Treasury bill rates increased the Company's on-balance sheet student loan spread, net of payments under Floor Interest Contracts, by $63 million of which $40 million was attributable to student loans with minimum borrower rates fixed to term and $23 million was attributable to student loans with minimum borrower rates adjusting annually. The low interest rate environment in 1997 benefited the student loan spread by $31 million.

    The 22 basis point decrease in the student loan spread in 1999 versus 1998 is due mainly to higher financing spreads, including the impact of offset fees, which decreased the 1999 student loan spread by 20 basis points and to lower SAP rates which reduced the student loan spread by 7 basis points. The Company's restructuring of its joint venture with Chase Manhattan Bank ("the Joint Venture") in December of 1998, which replaced lower yielding participations with student loans, increased the 1999 student loan spread by 5 basis points.

    During 1999, the Company's on-balance sheet student loan spread declined from 2.09 percent in the first quarter to 1.95 percent in the fourth quarter. This decline can mainly be attributed to higher average interest rates and to the July 1 reset of the borrower's interest rate. Also, the Company expects further declines in the student loan spread as new loans with lower SAP rates replace older loans with higher SAP rates. (See "Other Related Events--Legislative Developments" for a discussion on Higher Education Amendments of 1998.)

    The student loan spread did not change from 1997 to 1998. This was due to the fact that the lower Treasury bill rates in 1998 which increased student loan spread by 13 basis points versus 1997 were offset by the higher financing spreads on the Company's debt, including the impact of offset fees, higher consolidation loan rebate fees and lower SAP rates which decreased the student loan spread by a total of 10 basis points.

    The following table analyzes the ability of the FFELP student loans in the Company's managed student loan portfolio to earn at the minimum borrower interest rate at December 31, 1999 and 1998, based on the last Treasury Bill auction of the year (5.46 percent in 1999 and 4.64 percent in 1998).

(Dollars in billions)

                                                          DECEMBER 31, 1999                DECEMBER 31, 1998
                                                    ------------------------------   ------------------------------
                                                               ANNUALLY                         ANNUALLY
                                                     FIXED      RESET                 FIXED      RESET
                                                    BORROWER   BORROWER              BORROWER   BORROWER
                                                      RATE       RATE      TOTAL       RATE       RATE      TOTAL
                                                    --------   --------   --------   --------   --------   --------
Student loans eligible to earn at the minimum
  borrower rate...................................   $13.0      $28.6      $41.6      $12.4      $25.1      $37.5
Less notional amount of floor interest
  contracts.......................................    (3.4)      (3.1)      (6.5)      (5.0)     (14.7)     (19.7)
                                                     -----      -----      -----      -----      -----      -----
Net student loans eligible to earn at the minimum
  borrower rate...................................   $ 9.6      $25.5      $35.1      $ 7.4      $10.4      $17.8
                                                     =====      =====      =====      =====      =====      =====
Net student loans earning at the minimum borrower
  rate............................................   $ 5.0      $  --      $ 5.0      $ 6.7      $10.3      $17.0
                                                     =====      =====      =====      =====      =====      =====

STUDENT LOAN FLOOR INTEREST CONTRACTS

    Periodically, the Company and third parties have entered into contracts to monetize the value of the minimum borrower interest rate feature of its portfolio of FFELP student loans. Under these contracts, referred to as "Floor Interest Contracts", the Company receives an upfront payment and agrees to pay the difference between (1) the minimum borrower interest rate less the applicable SAP rate ("the strike rate") and (2) the average of the 91-day Treasury bill rates over the period of the contract. If the strike rate is less than the average of the Treasury Bill rates, then no payment is required. These upfront payments are being amortized over the average life of the contracts. Floor Interest Contracts sold on loans where the borrower rate is reset annually historically have had terms through the next reset date, a period of one year or less, while Floor Interest Contracts sold on loans where the borrower rate is fixed to term have multi-year terms. The $3.4 billion of outstanding fixed borrower rate Floor Interest Contracts at December 31, 1999 have expiration dates through the year 2003, while the $3.1 billion of annually reset borrower rate contracts expire on July 1, 2000.

    For the years ended December 31, 1999, 1998 and 1997, the amortization of the upfront payments received from the sale of Floor Interest Contracts on the Company's on-balance sheet student loans with fixed borrower rates was $20 million, $28 million and $34 million, respectively, and for Floor Interest Contracts with annually reset borrower rates was $21 million, $24 million and $7 million, respectively. At December 31, 1999, unamortized payments received from the sale of Floor Interest Contracts totaled $21 million, $20 million of which related to contracts on fixed rate loans and $1 million of which related to contracts on annual reset loans.

ON-BALANCE SHEET FUNDING COSTS

    The Company's borrowings are generally variable-rate indexed principally to the 91-day Treasury bill rate. The following table summarizes the average balance of on-balance sheet debt (by index, after giving effect to the impact of interest rate swaps) for the years ended December 31, 1999, 1998 and 1997 (dollars in millions).

                                               YEARS ENDED DECEMBER 31,
                            ---------------------------------------------------------------
                                   1999                  1998                  1997
                            -------------------   -------------------   -------------------
                            AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE
INDEX                       BALANCE      RATE     BALANCE      RATE     BALANCE      RATE
-----                       --------   --------   --------   --------   --------   --------
Treasury bill, principally
  91-day..................  $31,043      5.35%    $27,306      5.33%    $32,240      5.52%
LIBOR.....................    2,597      5.14       4,111      5.49       6,219      5.51
Discount notes............    3,424      4.90       2,328      5.27       5,267      5.48
Fixed.....................    1,171      5.94         622      6.95         663      7.02
Zero coupon...............      153     11.14         140     11.13         134     11.12
Commercial paper..........      302      5.69          --        --          --        --
Other.....................      806      5.08         969      5.47         702      5.20
                            -------     -----     -------     -----     -------     -----
Total.....................  $39,496      5.35%    $35,476      5.43%    $45,225      5.59%
                            =======     =====     =======     =====     =======     =====

    The following table details the spreads for the Company's Treasury bill indexed borrowings and London Interbank Offered Rate ("LIBOR") indexed borrowings:

                                                              YEARS ENDED DECEMBER 31,
                                                        ------------------------------------
INDEXED BORROWINGS                                        1999          1998          1997
------------------                                      --------      --------      --------
TREASURY BILL
Weighted Average Treasury bill........................    4.84%         5.04%         5.28%
Borrowing spread......................................     .51           .29           .24
                                                          ----          ----          ----
Weighted average borrowing rate.......................    5.35%         5.33%         5.52%
                                                          ====          ====          ====
LIBOR
Weighted average LIBOR................................    5.34%         5.73%         5.75%
Borrowing spread......................................    (.20)         (.24)         (.24)
                                                          ----          ----          ----
Weighted average borrowing rate.......................    5.14%         5.49%         5.51%
                                                          ====          ====          ====

SECURITIZATION PROGRAM

    In 1999, the Company completed three securitization transactions in which a total of $4.0 billion of student loans were sold to a special purpose finance subsidiary and by that subsidiary to trusts that issued asset-backed securities to fund the student loans to term. In 1998, the Company completed two securitization transactions in which a total of $6.0 billion of student loans were securitized and in 1997, the Company completed four securitization transactions in which a total of $9.4 billion of student loans were securitized. The Company accounts for its securitization transactions in accordance with Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"
("SFAS 125"), which establishes the accounting for certain financial asset transfers, including securitization transactions. Under SFAS 125, the Company records a gain on sale based upon the difference between the cost basis of the assets sold and the fair value of the assets received. At the same time, the Company records an asset (the "Interest Residual") equal to the present value of the expected net cash flows from the trust to the Company over the life of the portfolio securitized. The gain is reduced by write-offs of certain assets related to the portfolio sold and by transaction costs. In addition, the Company continues to service the loans in the trusts for a fee, and earns that fee over the life of the portfolio. When the contract servicing fee is greater than current market servicing rates, the present value of such excess servicing fees is recognized as a servicing asset and amortized over the life of the portfolio serviced.

GAINS ON STUDENT LOAN SECURITIZATIONS

    In the third and fourth quarters of 1998 and the first quarter of 1999, the Company decided not to enter into securitization transactions due to the turbulence in the global financial markets that persisted after the Russian bond default in August 1998. During this period, Treasury bill rates, to which the Company's asset backed securities are indexed, fell relative to other market indices, causing the Company's financing spreads to widen. As a result, although the Company reentered the securitization market in 1999, it securitized
$2.0 billion less in 1999 versus 1998 and $3.4 billion less of student loans in 1998 versus 1997. For the years ended December 31, 1999, 1998 and 1997, the Company recorded pre-tax securitization gains of $35 million, $117 million and $280 million, respectively. The decrease in the gains in 1999 versus 1998 was mainly due to the reduction in securitization activity and to portfolio characteristics and higher financing spreads. The decrease in the gains in 1998 versus 1997 was mainly due to the reduction in securitization activity. Included in the 1997 gains was a reversal of a pre-tax $97 million reserve for offset fees accrued previously as a result of the successful litigation over whether the offset fee applied to securitized student loans. The inclusion of lower-yielding consolidation loans in the portfolios of loans securitized in 1998 and higher cost of funds also contributed to the decrease in the 1998 gains versus 1997. Gains for the years ended December 31, 1999, 1998 and 1997, measured as a percentage of the securitized portfolios, were .88 percent,
1.95 percent, and 2.39 percent respectively. Gains on future securitizations will continue to vary depending on the size and the loan characteristics of the loan portfolios securitized and the funding costs prevailing in the securitization debt markets.

SERVICING AND SECURITIZATION REVENUE

    The following table summarizes the components of servicing and securitization revenue:

                                                               YEARS ENDED DECEMBER 31,
                                                         ------------------------------------
                                                           1999          1998          1997
                                                         --------      --------      --------
Servicing revenue less amortization of servicing
  asset...............................................     $158          $156          $ 98
Securitization revenue................................      131           125            53
                                                           ----          ----          ----
Total servicing and securitization revenue............     $289          $281          $151
                                                           ====          ====          ====

    The increase in servicing revenue is mainly due to the increase in the average balance of securitized student loans to $17.5 billion in 1999 from $17.0 billion in 1998 and $9.5 billion in 1997. The increase in securitization revenue is primarily due to the increase in the average balance of the Interest Residual to $701 million in 1999 from $616 million in 1998 and $331 million in 1997. Also, the Company's securitized loan portfolio benefits from low average Treasury bill rates in a manner similar to the on-balance sheet portfolio of student loans when the student loans earn at the minimum borrower rate. In 1999 and 1998, low average Treasury bill rates enhanced securitization revenue by $42 million and $31 million, respectively. There was no such revenue in 1997. The benefit of low Treasury bill rates in 1999 was mainly earned in the first half of the year as the rise of Treasury bill rates in the second half of the year combined with the annual reset of the borrower rate on certain student loans on July 1, reduced these earnings to only $3 million for the second half of 1999.

GAIN ON SALE OF STUDENT LOANS

    During the fourth quarter of 1999, the Company sold $900 million of student loan assets and recorded a pre-tax gain of $27 million. As part of the transaction the Company retained servicing rights and entered into long-term servicing agreements with four companies to service the loans sold. In addition, the four companies have contractual incentives to deliver $700 million of additional student loans for servicing by the Company over a two-year period.

OTHER INCOME

    Other income exclusive of gains on student loan securitizations, servicing and securitization income and gains on sales of student loans totaled
$100 million in 1999 versus $98 million in 1998 and $88 million in 1997. Other income mainly includes late fees earned on student loans, gains and losses on sales of investment securities, revenue the Company receives from servicing third party portfolios of student loans and commitment fees for letters of credit. In the second half of 1998 the Company began assessing late fees and earned $38 million in 1999, versus $7 million in 1998 and none in 1997. Gains on sales of investment securities in 1999 totaled $16 million versus $11 million in 1998 and $16 million in 1997.

    In December 1998, the Company restructured its joint venture with Chase Manhattan Bank (the "Joint Venture") and, as a result, student loans in the Joint Venture are no longer co-owned by the Company and Chase and serviced by the Company for a fee. Instead, the Company now purchases all loans originated by Chase. The Company also purchased the $5.0 billion of loans that were co-owned in the Joint Venture at the time of the restructuring. Since the Company now owns the loans, it no longer receives servicing fees from the Joint Venture that were previously included in other income. For both of the years ended December 31, 1998 and 1997, the Company recorded $25 million in servicing fee income from the Joint Venture.

OPERATING EXPENSES

    The following table summarizes the components of operating expenses:

                                                              YEARS ENDED DECEMBER 31,
                                                        ------------------------------------
                                                          1999          1998          1997
                                                        --------      --------      --------
Servicing and acquisition expenses....................    $239          $273          $319
General and administrative expenses...................     120            88           175
                                                          ----          ----          ----
Total operating expenses..............................    $359          $361          $494
                                                          ====          ====          ====

    Operating expenses include costs to service the Company's managed student loan portfolio, operational costs incurred in the process of acquiring student loan portfolios and general and administrative expenses. Operating expenses for the years ended December 31, 1999, 1998 and 1997 were $359 million, $361 million and $494 million respectively. Total operating expenses as a percentage of average managed student loans were 71 basis points, 81 basis points and 119 basis points for the years ended December 31, 1999, 1998 and 1997, respectively. While in total, operating expenses decreased slightly, servicing and acquisition expenses decreased by $34 million as the Company realized a full year's benefit from the 1998 restructuring of servicing operations including the closing of two satellite servicing centers, for which the Company took a charge in 1998 of $12 million or 3 basis points. These expense reductions were offset by an increase in general and administrative expenses of $32 million which included $11 million of expenses related to Nellie Mae, acquired in the third quarter of 1999, $7 million of expenses of the SLM Financial subsidiary which commenced operations in the first quarter of 1999, $5 million related to the development of E-commerce initiatives and the ramping up of SLM Solutions operations which added $4 million, including the expenses of Exeter Software acquired in the fourth quarter of 1999. Operating expenses in 1997 included one-time costs of $86 million incurred in 1997 for expenses and asset write-downs in connection with the reorganization of the Company to a privatized entity and the change in business strategies implemented by the new management. Together these one-time costs account for 21 of the 119 basis points in 1997. The decreases in operating expenses in 1998 versus 1997, exclusive of the one-time charges, can be attributed to the effect of the Company's restructuring of operations in the second half of 1997 and to management's commitment to control expenses.

STUDENT LOAN PURCHASES

    The following table summarizes the components of the Company's student loan purchase activity:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Controlled channels.........................................  $ 7,161     $5,665     $3,830
Other commitment clients....................................    1,788      1,411      1,611
Spot purchases..............................................      115        291      1,963
Consolidations..............................................      920        132        699
Other.......................................................    1,111        918        937
                                                              -------     ------     ------
Subtotal....................................................   11,095      8,417      9,040
Nellie Mae acquisition......................................    2,585         --         --
                                                              -------     ------     ------
Total.......................................................  $13,680     $8,417     $9,040
                                                              =======     ======     ======

    The Company purchased $13.7 billion of student loans in 1999 compared with $8.4 billion in 1998 and $9.0 billion in 1997. Included in the 1999 purchases are $2.6 billion of student loans acquired in the Nellie Mae acquisition. The Company's controlled channels represent all loans originated on the Company in its subsidiary origination systems. Included in controlled channel purchase volume for 1999 and 1998 is $1.6 billion and $828 million, respectively, representing Chase's one half interest in student loans in the Joint Venture at the time of the restructuring (see "Other Income" for an additional discussion of the restructuring of the Joint Venture). Spot purchases in 1997 included $650 million acquired from Household Bank.

    The increase in the purchase volume in 1999 versus 1998, exclusive of the Nellie Mae acquisition and the restructuring of the Company's Joint Venture with Chase, is principally attributable to the resumption of the Company's consolidation loan program in October 1998, a program which was suspended from the fourth quarter of 1997 through the third quarter of 1998 due to legislated changes in the profitability of consolidation. The decrease in the purchase volume in 1998 versus 1997 is principally attributable to the following factors: reduced acquisitions in the spot market, the suspension of the Company's consolidation loan program offset by a modest increase in the amount of loans purchased from lenders who have forward purchase commitments with the Company.

    In 1999, the Company's controlled channels of loan originations totaled $5.1 billion versus $4.7 billion in 1998. The pipeline of loans currently serviced and committed for purchase by the Company was $3.5 billion at December 31, 1999 versus $5.6 billion at December 31, 1998. Included in the pipeline at December 31, 1998 was $1.6 billion of student loans that were owned by Chase and sold to the Company in connection with the restructuring of the Joint Venture.

    The Department of Education offers existing FFELP borrowers the opportunity to refinance FFELP loans into the Federal Direct Student Loan Program ("FDSLP") loans. During 1999, 1998 and 1997, approximately $755 million, $432 million and $288 million, respectively, of the Company's managed student loans were accepted for refinancing into the FDSLP. Since the inception of this program, approximately $1.9 billion of FFELP loans managed by Sallie Mae have been accepted for refinancing into FDSLP loans and approximately $1.8 billion have been refinanced into FDSLP with the remainder awaiting disbursements by the federal government.

    The FDSLP originated approximately 33 percent, 33 percent and 32 percent of student loan originations for academic years 1998-99, 1997-98, and 1996-97, respectively. Based on Department of Education estimates, management believes that FDSLP originations will continue to be approximately one-third of student loan originations for the 1999-2000 academic year and thereafter.

    The following table summarizes the activity in the Company's managed portfolio of student loans for the years ended December 31, 1999, 1998 and 1997.

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Beginning balance...........................................  $46,192    $43,547    $39,958
Purchases...................................................   13,680      8,417      9,040
Capitalized interest on securitized loans...................      524        418        208
Repayments, claims, other...................................   (5,165)    (5,454)    (5,316)
Loan sales..................................................     (910)       (11)        --
Loans consolidated from SLMH................................   (1,158)      (725)      (343)
                                                              -------    -------    -------
Ending balance..............................................  $53,163    $46,192    $43,547
                                                              =======    =======    =======

PRO-FORMA STATEMENTS OF INCOME

    Under GAAP, the Company's securitization transactions have been treated as sales. At the time of sale, in accordance with SFAS 125, the Company records a gain equal to the present value of the estimated future net cash flows from the portfolio of loans sold. Interest earned on the Interest Residual and fees earned for servicing the loan portfolios are recognized over the life of the securitization transaction as servicing and securitization revenue. Under
SFAS 125, income recognition is effectively accelerated through the recognition of a gain at the time of sale while the ultimate realization of such income remains dependent on the actual performance, over time, of the loans that were securitized.

    Management believes that, in addition to results of operations as reported in accordance with GAAP, another important performance measure is pro-forma results of operations under the assumption that the securitization transactions are financings and that the securitized student loans were not sold. The following pro-forma statements of income present the Company's results of operations under the foregoing assumptions. As such, no gain on sale or subsequent servicing and securitization revenue is recognized. Instead, the earnings of the student loans in the trusts and the related financing costs are reflected over the life of the underlying pool of loans. Management refers to these pro-forma results as "cash basis" statements of income. Management monitors and publicly reports the periodic "cash basis" earnings of the Company's managed student loan portfolio and believes that they assist in a better understanding of the Company's student loan business. The following table presents the "cash basis" statements of income and a reconciliation to net income as reflected in the Company's consolidated statements of income.

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
"CASH BASIS" STATEMENTS OF INCOME:
Student loans...............................................  $ 3,749    $ 3,406    $ 3,244
Advances/Facilities/Investments.............................      386        486        824
                                                              -------    -------    -------
Total interest income.......................................    4,135      3,892      4,068
Interest expense............................................   (3,101)    (2,905)    (3,099)
                                                              -------    -------    -------
Net interest income.........................................    1,034        987        969
Less: provision for losses..................................       51         54         53
                                                              -------    -------    -------
Net interest income after provision for losses..............      983        933        916
                                                              -------    -------    -------
Other Income:
  Gains on student loan securitizations.....................       --         --         --
  Servicing and securitization revenue......................       --         --         --
  Gains on sales of student loans...........................       27         --         --
  Gains on sales of securities..............................       16         11         16
  Other.....................................................       83         87         71
                                                              -------    -------    -------
Total other income..........................................      126         98         87
Total operating expenses....................................      358        361        494
                                                              -------    -------    -------
Income before taxes and minority interest in net earnings of
  subsidiary................................................      751        670        509
Income taxes................................................      240        210        153
Minority interest in net earnings of subsidiary.............       11         11         11
                                                              -------    -------    -------
"Cash basis" net income.....................................      500        449        345
Preferred stock dividends...................................        1         --         --
                                                              -------    -------    -------
"Cash basis" net income attributable to common stock........  $   499    $   449    $   345
                                                              =======    =======    =======
"Cash basis" diluted earnings per share.....................  $  3.06    $  2.64    $  1.89
                                                              =======    =======    =======

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
RECONCILIATION OF GAAP NET INCOME TO "CASH BASIS" NET
  INCOME:
GAAP net income.............................................   $ 501      $ 501      $ 508
                                                               -----      -----      -----
"Cash basis" adjustments:
  Gains on student loan securitizations.....................     (35)      (117)      (280)
  Servicing and securitization revenue......................    (289)      (281)      (151)
  Net interest income.......................................     340        335        187
  Provision for losses......................................     (17)       (17)        (7)
                                                               -----      -----      -----
Total "cash basis" adjustments..............................      (1)       (80)      (251)
Net tax effect (A)..........................................      --         28         88
                                                               -----      -----      -----
"Cash basis" net income.....................................   $ 500      $ 449      $ 345
                                                               =====      =====      =====

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

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1999          1998          1997
                                                              --------      --------      --------
Adjusted student loan yields................................     7.64%         7.82%         8.03%
Consolidation loan rebate fees..............................     (.15)         (.15)         (.15)
Offset fees.................................................     (.09)         (.07)         (.09)
                                                              -------       -------       -------
Student loan income.........................................     7.40          7.60          7.79
Cost of funds...............................................    (5.40)        (5.45)        (5.61)
                                                              -------       -------       -------
Student loan spread.........................................     2.00%         2.15%         2.18%
                                                              =======       =======       =======
AVERAGE BALANCES (IN MILLIONS OF DOLLARS)
Student loans...............................................  $50,517       $44,595       $41,491
                                                              =======       =======       =======

    The Company earns interest at the greater of the borrower's rate or a floating rate determined by reference to the average of the weekly auctions of the 91-day Treasury bills by the government, plus a fixed spread, which is dependent upon when the loan was originated. In all cases, the rate the borrower pays sets a minimum rate for determining the yield the Company earns on the loan. The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, either directly or through the use of derivative financial instruments, intended to mimic the interest rate characteristics of the student loans. Such borrowings, however, generally do not have minimum rates. As a result, in periods of declining interest rates, the portfolio of managed student loans may be earning at the minimum borrower rate while the Company's funding costs (exclusive of funding spreads) will generally decline along with Treasury bill rates. For loans where the borrower's interest rate is fixed to term, declining interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of a low interest rate environment will only enhance student loan spreads through the next annual reset of the borrowers' interest rates, which occurs on July 1 of each year. Low average Treasury bill rates in 1999 increased the Company's "cash basis" student loan spread, net of payments under Floor Interest Contracts (discussed below), by $108 million for the year ended December 31, 1999, of which, $57 million is attributable to student loans with minimum borrower rates fixed to term and $51 million is attributable to student loans whose minimum borrower rate adjusts annually on July 1. In 1998, low average Treasury bill rates increased the Company's "cash basis" student loan spread, net of payments under Floor Interest Contracts, by $94 million of which $47 million was attributable to student loans with minimum borrower rates fixed to term and $47 million was attributable to student loans with minimum borrower rates adjusting annually.

    The 15 basis point decrease in the 1999 "cash basis" student loan spread versus 1998 was mainly due to higher financing spreads relative to the Treasury bill, including the impact of higher offset fees, which decreased the "cash basis" student loan spread by 11 basis points and to lower SAP rates which decreased the "cash basis" student loan spread by 5 basis points. The restructuring of the Joint Venture with Chase increased the 1999 student loan spread by 3 basis points over 1998, partially offsetting the student loan spread decreases discussed above. During 1999, the Company's "cash basis" student loan spread declined from 2.16 percent in the first quarter to 1.86 percent in the fourth quarter. This decline can mainly be attributed to higher average interest rates and to the July 1 reset of the borrower's interest rate. Also, the Company expects further declines in the student loan spread as new loans with lower SAP rates replace older loans with higher SAP rates. (See "Other Related Events--Legislative Developments" for a discussion on Higher Education Amendments of 1998.)

    In 1998, "cash basis" financing spreads, relative to the Treasury bill, increased by .09 percent versus 1997. This was due to wider financing spreads in both the GSE and securitization debt markets and to the higher percentage of student loan portfolios being funded by the Company's asset-backed securities. The Company's asset-backed securities have a higher cost of funds than the Company's GSE debt because they are term match-funded and do not benefit from the GSE's status. The higher funding costs on the Company's asset-backed securities is partially mitigated by the absence of offset fees on securitized loans. The net effect of increased funding costs and offset fees in 1998 versus 1997 was 7 basis points or $31 million.

    For the years ended December 31, 1999, 1998 and 1997, the amortization of the upfront payments received from the sale of Floor Interest Contracts with fixed borrower rates was $20 million, $28 million and $34 million, respectively and for Floor Interest Contracts with annually reset borrower rates was $25 million, $28 million and $7 million, respectively. The reduced activity in Floor Interest Contracts with annually reset borrower rates is directly related to the rise in Treasury bill rates since the borrower rate reset on July 1. At December 31, 1999, unamortized payments received from the sale of Floor Interest Contracts totaled $21 million, $20 million of which related to contracts on fixed rate loans, and $1 million of which related to contracts on annual reset loans. The $3.4 billion of outstanding fixed borrower rate Floor Interest Contracts at December 31, 1999 have expiration dates through the year 2003, while the $3.1 billion of annually reset borrower rate contracts outstanding at December 31, 1999 expire on July 1, 2000.

    In 1999, net interest income, on a "cash basis," was $1.0 billion compared with $987 million in 1998 and $969 million in 1997. The increase in taxable equivalent net interest income for the year ended December 31, 1999 versus the year-ago period was due to the increase in the average balance of student loans of $5.9 billion and to the increased percentage of higher yielding student loans to other earning assets (89 percent in 1999 versus 85 percent in 1998). The reduction in the student loan spread for 1999 partially offset these increases in net interest income. The increase in net interest income in 1998 over 1997 is mainly due to the increase in the average balance of managed student loans, and the increase in student loans as a percentage of average earning assets. The reduction in the average balance of the investment portfolio, academic facilities financings, and warehousing advances in 1998 versus 1997 reduced net interest income by $338 million.

"CASH BASIS" PROVISION AND ALLOWANCE FOR LOAN LOSSES

    The provision for losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the managed portfolio of student loans. The Company evaluates the adequacy of the provision for losses on its federally insured portfolio of student loans separately from its non-federally insured portfolio. For the federally insured portfolio, the Company primarily considers trends in student loan claims rejected for payment by guarantors due to servicing defects as well as overall default rates on those FFELP student loans subject to the 2 percent risk-sharing. Once a student loan is charged off as a result of an unpaid claim, the Company's policy is to continue to pursue the recovery of principal and interest.

    For the non-federally insured portfolio of student loans the Company primarily considers recent trends in delinquencies, charge-offs and recoveries, historical trends in loan volume by program, economic conditions and credit and underwriting policies. A large percentage of the Company's non-federally insured loans have not matured to a point at which predictable loan loss patterns have developed. Accordingly, the evaluation of the provision for loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. Management believes that the provision for loan losses is adequate to cover anticipated losses in the student loan portfolio. An analysis of the Company's allowance for loan losses is presented in the following table.

"CASH BASIS" ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1999          1998          1997
                                                              --------      --------      --------
Balance beginning of period.................................  $   237       $   203       $   167
Provisions for losses.......................................       51            54            53
Reserves acquired in acquisition............................        9            --            --
Charge-offs:
  Non-Federally insured loans...............................      (16)           (9)           (9)
  Federally insured loans...................................      (29)          (20)          (18)
                                                              -------       -------       -------
    Total charge-offs.......................................      (45)          (29)          (27)
Recoveries:
  Non-Federally insured loans...............................        3             2             2
  Federally insured loans...................................        7             7             8
                                                              -------       -------       -------
    Total recoveries........................................       10             9            10
Net charge-offs.............................................      (35)          (20)          (17)
                                                              -------       -------       -------
Reduction for sales of student loans........................       (2)           --            --
                                                              -------       -------       -------
Balance end of period.......................................  $   260       $   237       $   203
                                                              =======       =======       =======
Allocation of the allowance for loan losses:
Non-Federally insured loans.................................  $   148       $   138       $   116
Federally insured loans.....................................      112            99            87
                                                              -------       -------       -------
  Total.....................................................  $   260       $   237       $   203
                                                              =======       =======       =======

Net charge-offs as a percentage of average managed student
  loans.....................................................      .07%          .05%          .04%
Total allowance as a percentage of average managed student
  loans.....................................................      .51%          .53%          .49%
Non-Federally insured allowance as a percentage of the
  ending
  balance of non-Federally insured loans....................     6.77%         8.09%         7.79%

Average managed student loans...............................  $50,517       $44,595       $41,491
Ending managed student loans................................  $53,163       $46,192       $43,547

    The 1999 "cash basis" provision for losses includes $12 million for potential losses on the non-federally insured student loans and $39 million for potential losses due to risk-sharing and other claims on FFELP loans. The 1998 "cash basis" provision included $24 million for potential losses on the non-federally insured portfolio and $20 million for potential losses due to risk-sharing and other claims on FFELP loans. The 1998 provision also included $10 million for write-offs for unusual loan prepayments at amounts less than carrying value in connection with the legislation reauthorizing the Higher Education Act, which allowed borrowers to consolidate student loans under the FDSLP at advantageous rates. Applications from borrowers, who applied for consolidation prior to January 31, 1999, were processed through the third quarter of 1999. For 1997, the Company added $40 million for potential losses on the non-federally insured portfolio, and $24 million for potential losses due to risk sharing. The 1997 provision was reduced by $11 million due to improved experience in recovering unpaid claims.

DELINQUENCIES--NON-FEDERALLY INSURED STUDENT LOANS

    The following table shows the loan delinquency trends for the years presented on the Company's non-federally insured student loan portfolio. Non-federally insured student loans do not generally enter repayment until the borrower leaves school. Borrower payments can also be deferred at the discretion of the Company. In all instances where payments are not being made, interest accrues and is capitalized as principal. Delinquencies will impact earnings if the account is charged-off.

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Loans in school/deferment...................................   $  614     $  515
Loans in repayment
  Loans current.............................................    1,315        948
  Loans delinquent 30-59 days...............................       70         62
  Loans delinquent 60-89 days...............................       19         19
  Loans delinquent greater than 90 days.....................       57         46
                                                               ------     ------
  Total loans in repayment..................................    1,461      1,075
                                                               ------     ------

Ending loan portfolio.......................................   $2,075     $1,590
                                                               ======     ======

"CASH BASIS" FUNDING COSTS

    The following table details the spreads for the Company's Treasury bill indexed borrowings and London Interbank Offered Rate ("LIBOR") indexed borrowings on a "cash basis":

                                                                     YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
INDEXED BORROWINGS                                              1999           1998           1997
------------------                                            --------       --------       --------
TREASURY BILL
Weighted Average Treasury bill..............................    4.82%          5.00%          5.26%
Borrowing spread............................................     .59            .44            .34
                                                                ----           ----           ----
Weighted average borrowing rate.............................    5.41%          5.44%          5.60%
                                                                ====           ====           ====
LIBOR
Weighted average LIBOR......................................    5.39%          5.73%          5.75%
Borrowing spread............................................    (.03)          (.24)          (.24)
                                                                ----           ----           ----
Weighted average borrowing rate.............................    5.36%          5.49%          5.51%
                                                                ====           ====           ====

FEDERAL AND STATE TAXES

    The Company maintains a portfolio of tax-advantaged assets principally to support education-related financing activities. That portfolio was primarily responsible for the decrease in the effective federal income tax rate from the statutory rate of 35 percent to 32 percent in 1999, 1998 and 1997. The GSE is exempt from all state, local, and District of Columbia income, franchise, sales and use, personal property and other taxes, except for real property taxes. However, this tax exemption applies only to the GSE and does not apply to SLM Holding or its other operating subsidiaries. Under the Privatization Act, the Company's GSE and non-GSE activities are separated, with non-GSE activities being subject to taxation at the state and local level. State taxes were immaterial during the three years ended December 31, 1999 as the majority of the Company's income was generated through the GSE.

    As increasing business activity occurs outside of the GSE, the impact of state and local taxes will increase accordingly. Ultimately all business activities will occur outside of the GSE, which could increase the Company's effective income tax rate by as much as five percentage points. The loss of the GSE tax exemption for sales and use and personal property taxes could increase operating costs by one percentage point.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

    The Company's primary requirements for capital are to fund the Company's operations, its purchases of student loans and the repayment of its debt obligations while continuing to meet the GSE's statutory capital adequacy ratio test. The Company's primary sources of liquidity are through debt issuances by the GSE, off-balance sheet financings through securitizations, borrowings under its commercial paper program, cash generated by its subsidiaries' operations and distributed through dividends to the Company and bank borrowings.

GSE FINANCING ACTIVITIES

    The GSE secures financing to fund its on-balance sheet portfolio of student loans, along with its other operations, by issuing debt securities in the domestic and overseas capital markets, through public offerings and private placements of U.S. dollar-denominated and foreign currency-denominated debt of varying maturities and interest rate characteristics, and through securitizations of its student loans. The GSE's debt securities are currently rated at the highest credit rating level by both Moody's Investors Service and Standard & Poor's. Historically, the agencies' ratings of the GSE have been largely a factor of its status as a government-sponsored enterprise. Since the Privatization Act did not modify the attributes of debt issued by the GSE, management anticipates that the GSE will retain its current credit ratings.

    The Company's unsecured financing requirements are driven by three principal factors: refinancing of existing liabilities as they mature; financing of student loan portfolio growth; and the Company's level of securitization activity. The lingering effects of the August 1998 Russian bond default plus uncertainty over the year 2000 computer issue has caused funding spreads on both the Company's unsecured debt and its asset-backed securities to remain wider than in recent years. Management believes that this adverse spread environment is temporary; accordingly, to mitigate its effect on the Company's cost of funds, the Company has been meeting the majority of its on-balance sheet funding needs through the issuance of short-term unsecured GSE debt. Should these market conditions persist over an extended period of time, the increased cost of the Company's funding could have a material adverse effect on the Company's earnings.

SECURITIZATION ACTIVITIES

    In addition to the GSE debt, student loan securitization has been an important source of funding for the Company's managed student loan portfolio since 1995. As student loans are securitized, the need for long-term financing of these on-balance sheet assets decreases. Over the long term, securitization is expected to provide the principal source of long term funding for the Company's managed portfolio of student loans. Management believes that securitizations represent an efficient source of funding.

    The Company's asset-backed securities generally have a higher cost of funds than its traditional on-balance sheet financing because the asset-backed securities are term match-funded and do not benefit from the GSE's status. However, the increased funding costs of the asset-backed securities are mitigated by the absence of the Offset Fees on securitized loans. Securitization also allows the Company to obtain term financing at a lower cost than otherwise would be achievable without the GSE's government-sponsored status. Securitizations to date have been structured to achieve an "AAA" credit rating on over 96 percent of its securities sold (with an "A" credit rating on the remaining subordinated securities).

    As mentioned above, the Russian bond default in August 1998 caused financing spreads on the Company's 1999 securitization transactions to be wider and thus more costly than the previous year's transactions. As a result, the Company did not enter into a securitization transaction from September 1998 through May of 1999. Financial market conditions did improve to a point at which it was economical to securitize student loans, and in the second quarter of 1999, the Company reentered the asset-backed securities market by completing a $1.0 billion securitization. In 1999, the Company completed three securitization transactions totaling $4.0 billion in student loans. During 1999, demand for Treasury bill indexed securities remained high causing Treasury bill rates to remain low relative to other market indices. As a consequence, the Company issued $3.8 billion in LIBOR based asset-backed securities, the first issuances indexed to LIBOR in the history of the program. The Company is managing this off-balance sheet basis risk through on-balance sheet financing activities, principally through basis swaps.

OTHER FINANCING ACTIVITIES

    In order to finance non-GSE activities and in preparation for the eventual wind-down of the GSE, SLM Holding is developing additional financing vehicles. While continued use of the securitization market will be the core of SLM Holding's financing strategy, these efforts will be supplemented by commercial paper, asset-backed commercial paper, bank lines of credit, underwritten long-term debt, and a medium-term note program. In the third quarter of 1999, SLM Holding received credit ratings that will facilitate its access to the private funding markets: short-term debt ratings of A-1, F1+ and P-1, and long-term senior unsecured debt ratings of A+, A+ and A3 were issued by Standard & Poor's, Fitch IBCA, Inc., and Moody's Investors Service, respectively. Upon receiving its initial credit ratings, the Company initiated its commercial paper program. To provide liquidity support for the Company's commercial paper program, the Company secured a backup credit facility that consisted of a $600 million 364-day and a $400 million 5-year revolving credit facilities that are available for general corporate purposes. The Facility replaced an existing $600 million bank line of credit that expired in October 1999.

    On November 10, 1999, the Company sold 3.3 million shares of 6.97% Cumulative Redeemable Preferred Stock, Series A in a registered public offering. The sale of the shares of the Series A Preferred Stock settled on November 16, 1999. The proceeds from the sale to the Company, before expenses, were $165 million and will be used for general corporate purposes. The shares do not have any maturity date but are subject at the Company's option, beginning November 10, 2009, to be redeemed at any time, in whole or in part, at the redemption price of $50 plus accrued and unpaid dividends to the redemption date. The shares have no preemptive or conversion rights.

    During 1999, the Company used the net proceeds from the issuance of debt of $4.5 billion, the proceeds from student loan securitizations of $4.1 billion, repayments and claim payments on student loans of $3.2 billion, and the net proceeds from sales of student loans to purchase student loans of $11.1 billion, to purchase net investments of $1.3 billion, to repurchase
$342 million of the Company's common stock and to purchase Nellie Mae Corporation for $332 million in cash and stock.

    Operating activities provided net cash inflows of $338 million in 1999, an increase of $218 million from the net cash inflows of $120 million in 1998.

    During 1999, the Company issued $12.2 billion of long-term notes to refund maturing and repurchased obligations. At December 31, 1999, the Company had $4.5 billion of outstanding long-term debt issues of which $1.6 billion had stated maturities that could be accelerated through call provisions. The Company uses interest rate and foreign currency swaps (collateralized where appropriate), purchases of U.S. Treasury securities and other hedging techniques to reduce its exposure to interest rate and currency fluctuations that arise from its financing activities and to match the variable interest rate characteristics of its earning assets. (See "Interest Rate Risk Management.")

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

    The Privatization Act effectively requires that the GSE maintain a minimum statutory capital adequacy ratio (the ratio of stockholders' equity to total assets plus 50 percent of the credit equivalent amount of certain off-balance sheet items) of at least 2.00 percent until January 1, 2000 and 2.25 percent thereafter or be subject to certain "safety and soundness" requirements designed to restore such statutory ratio. Management anticipates being able to fund the increase in required capital from the GSE's current and retained earnings. While the GSE may not finance the activities of its non-GSE affiliates, it may, subject to its minimum capital requirements, dividend retained earnings and surplus capital to SLM Holding, which in turn may contribute such amounts to its non-GSE subsidiaries. The Privatization Act requires management to certify to the Secretary of the Treasury that, after giving effect to the payment of dividends, the statutory capital ratio test would have been met at the time the dividend was declared. At December 31, 1999, the GSE's statutory capital adequacy ratio, after the effect of the dividends to be paid in the first quarter of 2000, was 2.00 percent.

    The Privatization Act imposes certain restrictions on intercompany relations between the GSE and its affiliates during the wind-down period. In particular, the GSE must not extend credit to, nor guarantee, any debt obligations of SLM Holding or its non-GSE subsidiaries.

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

    In addition to term match funding, the Company's asset-backed securities generally match the interest rate characteristics of the majority of the student loans in the trusts by being indexed to the 91-day Treasury bill. However, at December 31, 1999, there were approximately $2 billion of PLUS student loans outstanding in the trusts, which have interest rates that reset annually based on the final auction of 52-week Treasury bills before each July 1. The Company manages this basis risk within the trusts through its on-balance sheet financing activities. The effect of this basis risk management is included in the following table as the impact of securitized student loans.

    In the table below the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at December 31, 1999 and is not necessarily reflective of positions that existed throughout the period.

                                                               INTEREST RATE SENSITIVITY PERIOD
                                                ---------------------------------------------------------------
                                                           3 MONTHS   6 MONTHS
                                                3 MONTHS      TO         TO       1 TO 2     2 TO 5     OVER 5
                                                OR LESS    6 MONTHS    1 YEAR     YEARS      YEARS      YEARS
                                                --------   --------   --------   --------   --------   --------
ASSETS
Student loans................................   $31,599     $  --      $2,210     $   --     $  --     $    --
Warehousing advances.........................     1,028        --          --         --         1          14
Academic facilities financings...............         2        20          21        100       359         526
Cash and investments.........................     3,871        40          34         19        29       1,782
Other assets.................................        27        32          64        118       271       1,858
                                                -------     -----      ------     ------     -----     -------
    Total assets.............................    36,527        92       2,329        237       660       4,180
                                                -------     -----      ------     ------     -----     -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings........................    32,201       368       4,922         --        --          --
Long-term notes..............................     1,897        --          --      1,481       551         567
Other liabilities............................        --        --          --         --        --         983
Minority interest in subsidiary..............        --        --          --         --        --         214
Stockholders' equity.........................        --        --          --         --        --         841
                                                -------     -----      ------     ------     -----     -------
    Total liabilities and stockholders'
      equity.................................    34,098       368       4,922      1,481       551       2,605
                                                -------     -----      ------     ------     -----     -------
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Interest rate swaps..........................      (575)      328        (137)     1,450        50      (1,116)
Impact of securitized student loans..........    (2,290)       --       2,290         --        --          --
                                                -------     -----      ------     ------     -----     -------
Total off-balance sheet financial
  instruments................................    (2,865)      328       2,153      1,450        50      (1,116)
                                                -------     -----      ------     ------     -----     -------
Period gap...................................   $  (436)    $  52      $ (440)    $  206     $ 159     $   459
                                                =======     =====      ======     ======     =====     =======
Cumulative gap...............................   $  (436)    $(384)     $ (824)    $ (618)    $(459)    $    --
                                                =======     =====      ======     ======     =====     =======
Ratio of interest-sensitive assets to
  interest-sensitive liabilities.............     107.0%     16.3%       46.0%       8.0%     70.6%      409.5%
                                                =======     =====      ======     ======     =====     =======
Ratio of cumulative gap to total assets......       1.0%       .9%        1.9%       1.4%      1.0%         --%
                                                =======     =====      ======     ======     =====     =======

INTEREST RATE SENSITIVITY ANALYSIS

    The effect of short-term movements in interest rates on the Company's results of operations and financial position has been limited through the Company's risk-management activities. The Company performed a sensitivity analysis to determine the annual effect of a hypothetical increase in 1999 market interest rates of 10 percent on the Company's variable rate assets and liabilities and a hypothetical 10 percent increase in spreads to their underlying index. Based on this analysis an increase in rates and spreads of this magnitude would reduce net income by approximately $41 million or $.26 diluted earnings per share. The decline in net income would be primarily due to the reduction on the spread earned on student loans as financing costs would increase while a significant portion of the Company's student loan portfolio would continue to earn at the minimum borrower rate.

    The fair value of the Company's interest-sensitive assets and its long-term debt and hedging instruments are also subject to change as a result of potential changes in market rates and prices. A separate analysis was performed to determine the effects of a hypothetical 10 percent rise in market interest rates on the fair value of the Company's financial instruments. The effect of the 10 percent rise in rates on fair values would be a decrease in the fair market value of student loans of approximately $59 million, and a decrease in the fair market value of non-student loan assets and liabilities and equity of approximately $48 million. The decrease in the fair market value of these assets would be partially offset by an increase in the fair market value of the Company's long-term debt and hedging instruments by $72 million. The net effect of a 10 percent raise in rates on fair market values would therefore be $35 million decrease in net assets. This decrease in the net asset market value from a rise in rates is mainly caused by the reduction in the student loan spread as a significant portion of the Company's student loan portfolio would continue to earn at the minimum borrower interest rate while the related financing costs would be rising by 10 percent.

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

AVERAGE TERMS TO MATURITY

    The following table reflects the average terms to maturity for the Company's managed earning assets and liabilities at December 31, 1999:

AVERAGE TERMS TO MATURITY (IN YEARS)

                                                                ON-        OFF-
                                                              BALANCE    BALANCE
                                                               SHEET      SHEET     MANAGED
                                                              --------   --------   --------
EARNING ASSETS
Student loans...............................................    6.5        4.0        5.5
Warehousing advances........................................    6.5         --        6.5
Academic facilities financings..............................    7.0         --        7.0
Cash and investments........................................    4.5         --        4.5
                                                                ---        ---        ---
Total earning assets........................................    6.5        4.0        5.5
                                                                ---        ---        ---
BORROWINGS
Short-term borrowings.......................................     .5         --         .5
Long-term borrowings........................................    3.5        4.0        4.0
                                                                ---        ---        ---
Total borrowings............................................    1.0        4.0        2.0
                                                                ===        ===        ===

    In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 4.5 years. As student loans are securitized, the need for long-term on-balance sheet financing will decrease.

COMMON STOCK

    On January 2, 1998, the Company effected a 7-for-2 stock split through a stock dividend of an additional five shares for every two owned. In January 1999, the Board of Directors increased the common share repurchase authority including equity forward contracts by 10 million shares. The following table summarizes the Company's common share repurchase and equity-forward activity for the years ended December 31, 1999 and 1998. (All amounts in the tables are common shares in millions.)

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Common shares repurchased:
  Open market...............................................      2.9        5.1
  Equity forwards...........................................      5.3        5.0
                                                               ------     ------
Total shares repurchased....................................      8.2       10.1
                                                               ------     ------
Average purchase price per share............................   $41.78     $41.35
                                                               ======     ======
Equity forward contracts:
Outstanding at beginning of year............................     20.5        7.0
New contracts...............................................      6.2       18.5
Exercises...................................................     (5.3)      (5.0)
                                                               ------     ------
Outstanding at end of year..................................     21.4       20.5
                                                               ======     ======
Board of director authority at end of year..................      3.6        2.7
                                                               ======     ======

    As of December 31, 1999, the expiration dates and range of purchase prices for outstanding equity forward contracts are as follows:

                                                              OUTSTANDING      RANGE OF
YEAR OF MATURITY                                               CONTRACTS     MARKET PRICES
----------------                                              -----------   ---------------
2000........................................................       4.0      $41.01 - $46.13
2001........................................................       8.7       32.11 -  46.68
2002........................................................       3.5       42.94 -  46.23
2003........................................................       4.0       41.20 -  47.50
2004........................................................       1.2       44.50 -  45.62
                                                                  ----
                                                                  21.4
                                                                  ====

OTHER RELATED EVENTS AND INFORMATION

LEGISLATIVE DEVELOPMENTS

    On December 17, 1999, President Clinton signed the Ticket to Work and Work Incentives Improvement Act. This act includes a provision that changes the index on which lender returns are set in the Federal Family Education Loan Program from the current 91-day Treasury bill rate to a three-month commercial paper rate. The new index will apply to all loans originated after January 1, 2000 and before July 1, 2003. The rates that students pay on their FFELP loans are unaffected by the new index. The Company and other FFELP industry participants supported this legislative change.

ADMINISTRATION'S FY 2001 BUDGET PROPOSAL

    On February 7, 2000 President Clinton submitted his Fiscal Year 2001 budget proposal to Congress. The budget proposes significant savings from the student loan programs, principally from the FFELP. The major proposals for student loans are the following:

    - Reduce special allowance payments 31 basis points from three-month commercial paper plus 2.34% to three-month commercial paper plus 2.03%; and

    - Eliminate all special allowance on tax exempt loans subject to a 9.5% interest rate floor.

    All these proposals may be considered by Congress as it deliberates on the FY 2001 budget. While the Company does not expect any of these proposals to pass, if they were to pass as proposed, the Company's earnings could be materially adversely affected.

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

    As of the date of this report, we have not experienced any significant year 2000 problems with any internal software or hardware systems or with any of our significant external business partners.

    The Company cannot be sure we will be completely successful in our efforts to address the year 2000 issue or that problems arising from the year 2000 issue will not cause a material adverse effect on our operating results or financial condition. The Company believes, however, that our most reasonably likely worst-case scenario would relate to problems with the systems of third parties rather than with our internal systems. We are limited in our efforts to address the year 2000 issue as it relates to third parties and rely solely on the assurances of these third parties as to their year 2000 preparedness.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Included within Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information as to the directors and executive officers of the Company set forth under the captions "PROPOSAL 2--ELECTION OF DIRECTORS--Information Concerning Nominees" and "Executive Officers" in the Proxy Statement to be filed on Schedule 14A relating to the Company's Annual Meeting of Stockholders scheduled to be held on May 18, 2000 (the "Proxy Statement") is incorporated into this Report by reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements

    The following consolidated financial statements of SLM Holding Corporation and the Report of the Independent Auditors thereon are included in Item 8 above:

Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................  F-3
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997..........................  F-4
Consolidated Statements of Charges in Stockholders' Equity
  for the years ended December 31, 1999, 1998 and 1997......  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

    2. FINANCIAL STATEMENT SCHEDULES

    All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    3. EXHIBITS

    The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

    The Company will furnish at cost a copy of any exhibit filed with or incorporated by reference into this Form 10-K. Oral or written requests for copies of any exhibits should be directed to the Corporate Secretary.

(b) Reports on Form 8-K.

    The following reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996 or thereafter:

    On November 12, 1999, the Company filed a Form 8-K reporting the sale by the Company of $3,000,000 shares of its Cumulative Redeemable Preferred Stock, Series A.

    On January 6, 2000, the Company filed a Form 8-K reporting that President Clinton signed the Ticket to Work and Work Incentives Improvement Act. This Act included a provision changing the index on which lender returns are set under the FFELP from the 91-day Treasury Bill rate to a 3-month commercial paper rate.

(c) Exhibits.

    *2 Agreement and Plan of Reorganization by and among the Student Loan Marketing Association, SLM Holding Corporation, and Sallie Mae *Merger Company.

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

   +23    Consent of Arthur Andersen LLP

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

Dated: March 27, 2000

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

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
             /s/ ALBERT L. LORD
    ------------------------------------       Chief Executive Officer (Principal    March 27, 2000
               Albert L. Lord                    Executive Officer) and Director

             /s/ JOHN F. REMONDI               Senior Vice President, Finance
    ------------------------------------         (Principal Financial and            March 27, 2000
               John F. Remondi                   Accounting Officer)

              /s/ EDWARD A. FOX
    ------------------------------------       Chairman of the Board of Directors    March 27, 2000
                Edward A. Fox

            /s/ JAMES E. BRANDON
    ------------------------------------       Director                              March 27, 2000
              James E. Brandon

            /s/ CHARLES L. DALEY
    ------------------------------------       Director                              March 27, 2000
              Charles L. Daley

      /s/ WILLIAM M. DIEFENDERFER, III
    ------------------------------------       Director                              March 27, 2000
        William M. Diefenderfer, III

          /s/ DIANE SUITT GILLELAND
    ------------------------------------       Director                              March 27, 2000
            Diane Suitt Gilleland

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
             /s/ ANN TORRE GRANT
    ------------------------------------       Director                              March 27, 2000
               Ann Torre Grant

             /s/ RONALD F. HUNT
    ------------------------------------       Director                              March 27, 2000
               Ronald F. Hunt

        /s/ BENJAMIN J. LAMBERT, III
    ------------------------------------       Director                              March 27, 2000
          Benjamin J. Lambert, III

           /s/ MARIE V. MCDEMMOND
    ------------------------------------       Director                              March 27, 2000
             Marie V. McDemmond

             /s/ BARRY A. MUNITZ
    ------------------------------------       Director                              March 27, 2000
               Barry A. Munitz

        /s/ A. ALEXANDER PORTER, JR.
    ------------------------------------       Director                              March 27, 2000
          A. Alexander Porter, Jr.

          /s/ WOLFGANG SCHOELLKOPF
    ------------------------------------       Director                              March 27, 2000
            Wolfgang Schoellkopf

            /s/ STEVEN L. SHAPIRO
    ------------------------------------       Director                              March 27, 2000
              Steven L. Shapiro

       /s/ RANDOLPH H. WATERFIELD, JR.
    ------------------------------------       Director                              March 27, 2000
         Randolph H. Waterfield, Jr.

                       CONSOLIDATED FINANCIAL STATEMENTS
                                     INDEX

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................    F-2
Consolidated Balance Sheets.................................    F-3
Consolidated Statements of Income...........................    F-4
Consolidated Statements of Changes in Stockholders'
  Equity....................................................    F-5
Consolidated Statements of Cash Flows.......................    F-6
Notes to Consolidated Financial Statements..................    F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of SLM Holding Corporation:

    We have audited the accompanying consolidated balance sheets of SLM Holding Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SLM Holding Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP
Vienna, VA
January 13, 2000

                            SLM HOLDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
ASSETS
Student loans...............................................  $33,808,867   $28,282,505
Warehousing advances........................................    1,042,695     1,542,732
Academic facilities financings
  Bonds--available-for-sale.................................      640,498       734,994
  Loans.....................................................      387,267       445,418
                                                              -----------   -----------
Total academic facilities financings........................    1,027,765     1,180,412
Investments
  Available-for-sale........................................    4,396,776     3,306,972
  Held-to-maturity..........................................      788,180       683,452
                                                              -----------   -----------
Total investments...........................................    5,184,956     3,990,424
Cash and cash equivalents...................................      589,750       115,912
Other assets................................................    2,370,751     2,098,024
                                                              -----------   -----------
Total assets................................................  $44,024,784   $37,210,009
                                                              ===========   ===========
LIABILITIES
Short-term borrowings.......................................  $37,491,251   $26,588,504
Long-term notes.............................................    4,496,267     8,810,597
Other liabilities...........................................      982,469       943,399
                                                              -----------   -----------
Total liabilities...........................................   42,969,987    36,342,500
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES
Minority interest in subsidiary.............................      213,883       213,883

Stockholders' equity
Preferred stock, Series A, par value $.20 per share,
  20,000,000 shares authorized, 3,300,000 shares issued at
  stated value of $50 per share.............................      165,000            --
Common stock, par value $.20 per share, 250,000,000 shares
  authorized: 186,069,619 and 184,453,866 shares issued,
  respectively..............................................       37,214        36,891
Additional paid-in capital..................................       62,827        26,871
Unrealized gains on investments (net of tax of $160,319 and
  $200,167, respectively)...................................      297,735       371,739
Retained earnings...........................................    1,462,034     1,060,334
                                                              -----------   -----------
Stockholders' equity before treasury stock..................    2,024,810     1,495,835
Common stock held in treasury at cost: 28,493,072 and
  20,327,213 shares, respectively...........................    1,183,896       842,209
                                                              -----------   -----------
Total stockholders' equity..................................      840,914       653,626
                                                              -----------   -----------
Total liabilities and stockholders' equity..................  $44,024,784   $37,210,009
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 1999         1998         1997
                                                              ----------   ----------   ----------
INTEREST INCOME:
  Student loans.............................................  $2,426,506   $2,094,488   $2,485,138
  Warehousing advances......................................      67,828      101,905      151,086
  Academic facilities financings:
    Taxable.................................................      39,123       44,224       51,410
    Tax-exempt..............................................      35,235       41,064       46,558
                                                              ----------   ----------   ----------
  Total academic facilities financings......................      74,358       85,288       97,968
  Investments...............................................     239,883      294,602      573,120
                                                              ----------   ----------   ----------
Total interest income.......................................   2,808,575    2,576,283    3,307,312
INTEREST EXPENSE:
  Short-term debt...........................................   1,762,147    1,297,753    1,461,954
  Long-term debt............................................     352,638      627,244    1,064,202
                                                              ----------   ----------   ----------
Total interest expense......................................   2,114,785    1,924,997    2,526,156
                                                              ----------   ----------   ----------
Net interest income.........................................     693,790      651,286      781,156
Less: provision for losses..................................      34,358       36,597       46,131
                                                              ----------   ----------   ----------
Net interest income after provision for losses..............     659,432      614,689      735,025
                                                              ----------   ----------   ----------
OTHER INCOME:
  Gains on student loan securitizations.....................      35,280      117,068      280,221
  Servicing and securitization revenue......................     288,584      280,863      151,221
  Gains on sales of student loans...........................      27,169           --           --
  Gains on sales of securities..............................      15,832       10,734       16,051
  Other.....................................................      83,925       87,646       70,997
                                                              ----------   ----------   ----------
Total other income..........................................     450,790      496,311      518,490
                                                              ----------   ----------   ----------
OPERATING EXPENSES:
  Salaries and benefits.....................................     184,145      189,917      224,554
  Other.....................................................     174,425      170,952      269,213
                                                              ----------   ----------   ----------
Total operating expenses....................................     358,570      360,869      493,767
                                                              ----------   ----------   ----------
Income before income taxes and minority interest in net
  earnings of subsidiary....................................     751,652      750,131      759,748
                                                              ----------   ----------   ----------
Income tax:
  Current...................................................     360,494      306,310      217,383
  Deferred..................................................    (120,367)     (68,337)      23,776
                                                              ----------   ----------   ----------
Total income taxes..........................................     240,127      237,973      241,159
Minority interest in net earnings of subsidiary.............      10,694       10,694       10,694
                                                              ----------   ----------   ----------
Net income..................................................     500,831      501,464      507,895
Preferred stock dividends...................................       1,438           --           --
                                                              ----------   ----------   ----------
Net income attributable to common stock.....................  $  499,393   $  501,464   $  507,895
                                                              ==========   ==========   ==========
Basic earnings per share....................................  $     3.11   $     2.99   $     2.80
                                                              ==========   ==========   ==========
Average common shares outstanding...........................     160,577      167,684      181,554
                                                              ==========   ==========   ==========
Diluted earnings per share..................................  $     3.06   $     2.95   $     2.78
                                                              ==========   ==========   ==========
Average common and common equivalent shares outstanding.....     163,158      170,066      182,941
                                                              ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                                        UNREALIZED
                                    PREFERRED           COMMON STOCK SHARES                               ADDITIONAL  GAINS (LOSSES)
                                      STOCK    -------------------------------------  PREFERRED  COMMON    PAID-IN          ON
                                     SHARES      ISSUED      TREASURY    OUTSTANDING    STOCK     STOCK    CAPITAL     INVESTMENTS
                                    ---------  -----------  -----------  -----------  ---------  -------  ----------  --------------
BALANCE AT DECEMBER 31, 1996......             229,934,499  (42,017,416) 187,917,083  $     --   $45,987   $     --      $349,235
  Comprehensive income:
    Net Income....................
    Other comprehensive income,
      net of tax
    Change in unrealized gains
      (losses) on investments, net
      of tax......................                                                                                         29,501
  Comprehensive income............
  Cash dividends ($.52 per
    share)........................
  Issuance of common shares.......               3,473,351                3,473,351                 695      59,316
  Issuance of warrants............                                                                           12,393
  Tax benefit related to employee
    stock option and purchase
    plan..........................                                                                           22,879
  Premiums on equity forward
    purchase contracts............                                                                          (18,082)
  Repurchase of common shares.....                          (17,979,497) (17,979,497)
  Retirement of treasury shares...             (49,775,156)  49,775,156                          (9,956)    (47,668)
                                    ---------  -----------  -----------  -----------  --------   -------   --------      --------
BALANCE AT DECEMBER 31, 1997......             183,632,694  (10,221,757) 173,410,937  $     --   $36,726   $ 28,838      $378,736
  Comprehensive income:
    Net income....................
    Other comprehensive income,
      net of tax:
      Change in unrealized gains
        (losses) on investments,
        net of tax................                                                                                         (6,997)
  Comprehensive income............
  Cash dividends ($.57 per
    share)........................
  Issuance of common shares.......                 821,172                  821,172                 165      21,129
  Tax benefit related to employee
    stock option and purchase
    plan..........................                                                                            4,093
  Premiums on equity forward
    purchase contracts............                                                                          (27,189)
  Repurchase of common shares.....                          (10,105,456) (10,105,456)
                                    ---------  -----------  -----------  -----------  --------   -------   --------      --------
BALANCE AT DECEMBER 31, 1998......             184,453,866  (20,327,213) 164,126,653  $     --   $36,891   $ 26,871      $371,739
  Comprehensive income:
    Net income....................
    Other comprehensive income,
      net of tax:
      Change in unrealized gains
        (losses) on investments,
        net of tax................                                                                                        (74,004)
  Comprehensive income............
  Cash dividends:
    Common stock ($.61 per
      share)......................
    Preferred stock ($.44 per
      share)......................
  Issuance of common shares.......               1,615,753                1,615,753                 323      61,464
  Issuance of preferred shares....  3,300,000                                          165,000               (3,397)
  Tax benefit related to employee
    stock option and purchase
    plan..........................                                                                            7,510
  Premiums on equity forward
    purchase contracts............                                                                          (29,621)
  Repurchase of common shares.....                           (8,165,859) (8,165,859)
                                    ---------  -----------  -----------  -----------  --------   -------   --------      --------
BALANCE AT DECEMBER 31, 1999......  3,300,000  186,069,619  (28,493,072) 157,576,547  $165,000   $37,214   $ 62,827      $297,735
                                    =========  ===========  ===========  ===========  ========   =======   ========      ========


                                                                 TOTAL
                                     RETAINED    TREASURY    STOCKHOLDERS'
                                     EARNINGS      STOCK        EQUITY
                                    ----------  -----------  -------------
BALANCE AT DECEMBER 31, 1996......  $  975,889  $  (537,164)   $833,947
  Comprehensive income:
    Net Income....................     507,895                  507,895
    Other comprehensive income,
      net of tax
    Change in unrealized gains
      (losses) on investments, net
      of tax......................                               29,501
                                                               --------
  Comprehensive income............                              537,396
  Cash dividends ($.52 per
    share)........................     (93,630)                 (93,630)
  Issuance of common shares.......                               60,011
  Issuance of warrants............                               12,393
  Tax benefit related to employee
    stock option and purchase
    plan..........................                               22,879
  Premiums on equity forward
    purchase contracts............                              (18,082)
  Repurchase of common shares.....                 (680,342)   (680,342)
  Retirement of treasury shares...    (736,019)     793,643          --
                                    ----------  -----------    --------
BALANCE AT DECEMBER 31, 1997......  $  654,135  $  (423,863)   $674,572
  Comprehensive income:
    Net income....................     501,464                  501,464
    Other comprehensive income,
      net of tax:
      Change in unrealized gains
        (losses) on investments,
        net of tax................                               (6,997)
                                                               --------
  Comprehensive income............                              494,467
  Cash dividends ($.57 per
    share)........................     (95,265)                 (95,265)
  Issuance of common shares.......                               21,294
  Tax benefit related to employee
    stock option and purchase
    plan..........................                                4,093
  Premiums on equity forward
    purchase contracts............                              (27,189)
  Repurchase of common shares.....                 (418,346)   (418,346)
                                    ----------  -----------    --------
BALANCE AT DECEMBER 31, 1998......  $1,060,334  $  (842,209)   $653,626
  Comprehensive income:
    Net income....................     500,831                  500,831
    Other comprehensive income,
      net of tax:
      Change in unrealized gains
        (losses) on investments,
        net of tax................                              (74,004)
                                                               --------
  Comprehensive income............                              426,827
  Cash dividends:
    Common stock ($.61 per
      share)......................     (97,693)                 (97,693)
    Preferred stock ($.44 per
      share)......................      (1,438)                  (1,438)
  Issuance of common shares.......                               61,787
  Issuance of preferred shares....                              161,603
  Tax benefit related to employee
    stock option and purchase
    plan..........................                                7,510
  Premiums on equity forward
    purchase contracts............                              (29,621)
  Repurchase of common shares.....                 (341,687)   (341,687)
                                    ----------  -----------    --------
BALANCE AT DECEMBER 31, 1999......  $1,462,034  $(1,183,896)   $840,914
                                    ==========  ===========    ========

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                       YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                  1999           1998            1997
                                                              ------------   -------------   ------------
Operating activities
  Net income................................................  $    500,831   $     501,464   $    507,895
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Gains on student loan securitizations...................       (35,280)       (117,068)      (280,221)
    Gains on sales of student loans.........................       (27,169)              -              -
    Gains on sales of securities............................       (15,832)        (10,734)       (16,051)
    Provision for losses....................................        34,358          36,597         46,131
    (Increase) decrease in accrued interest receivable......      (165,048)         84,749        (76,561)
    Increase (decrease) in accrued interest payable.........         4,347        (122,053)       (40,231)
    Decrease (increase) in other assets.....................        20,208         (83,905)        90,642
    Increase (decrease) in other liabilities................        21,809        (169,449)      (172,554)
                                                              ------------   -------------   ------------
  Total adjustments.........................................      (162,607)       (381,863)      (448,845)
                                                              ------------   -------------   ------------
Net cash provided by operating activities...................       338,224         119,601         59,050
                                                              ------------   -------------   ------------

INVESTING ACTIVITIES
  Student loans purchased...................................   (11,095,260)     (8,417,086)    (9,040,097)
  Reduction of student loans purchased:
  Installment payments......................................     2,760,492       2,785,731      2,729,071
  Claims and resales........................................       474,105         782,041      1,112,226
  Proceeds from securitization of student loans.............     4,085,540       6,035,218      9,621,989
  Proceeds from sales of student loans......................       926,123               -
  Warehousing advances made.................................      (876,728)       (851,837)      (695,061)
  Warehousing advance repayments............................     1,016,765       1,177,759      1,615,892
  Academic facilities financings made.......................       (35,919)         (4,302)      (148,033)
  Academic facilities financings repayments.................       163,635         203,936        256,420
  Investments purchased.....................................   (12,972,279)     (9,853,778)   (16,639,867)
  Proceeds from sale or maturity of investments.............    11,699,915      10,917,744     19,027,736
  Purchase of Nellie Mae, net of cash acquired..............      (317,722)              -              -
                                                              ------------   -------------   ------------
Net cash (used in) provided by investing activities.........    (4,171,333)      2,775,426      7,840,276
                                                              ------------   -------------   ------------
FINANCING ACTIVITIES
  Short-term borrowings issued..............................   510,412,470     478,111,748    685,921,616
  Short-term borrowings repaid..............................  (508,290,421)   (473,466,628)  (682,026,471)
  Long-term notes issued....................................    12,234,054       5,527,280      4,691,827
  Long-term notes repaid....................................    (9,809,617)    (12,490,124)   (15,994,000)
  Equity forward contracts and stock issued.................       201,279          (1,802)        64,809
  Common stock repurchased..................................      (341,687)       (418,346)      (680,342)
  Common dividends paid.....................................       (97,693)        (95,265)       (93,630)
  Preferred dividends paid..................................        (1,438)             --             --
                                                              ------------   -------------   ------------
Net cash provided by (used in) financing activities.........     4,306,947      (2,833,137)    (8,116,191)
                                                              ------------   -------------   ------------
Net increase (decrease) in cash and cash equivalents........       473,838          61,890       (216,865)
Cash and cash equivalents at beginning of year..............       115,912          54,022        270,887
                                                              ------------   -------------   ------------
Cash and cash equivalents at end of year....................  $    589,750   $     115,912   $     54,022
                                                              ============   =============   ============
Cash disbursements made for:
    Interest................................................  $  1,794,629   $   1,868,975   $  2,198,630
                                                              ============   =============   ============
    Income taxes............................................  $    398,500   $     339,336   $    143,500
                                                              ============   =============   ============

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

    Under the terms of the Reorganization each outstanding share of common stock, par value $.20 per share, of the GSE was converted into one share of common stock, par value $.20 per share of SLM Holding. The GSE transferred all employees to non-GSE subsidiaries on August 7, 1997 and also transferred certain assets, including stock in certain subsidiaries, to SLM Holding or one of its non-GSE subsidiaries on December 31, 1997. This transfer of the subsidiaries and assets and the related exchange of stock was accounted for at historical cost similar to a pooling of interests and therefore all prior period financial statements and related disclosures presented have been restated as if the Reorganization took place at the beginning of such periods.

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

    The Omnibus Appropriations Act of 1998, signed into law by the President on October 21, 1998, amends the Federal Deposit Insurance Act by, among other things, providing an exception to its current prohibition on affiliations between government-sponsored entities and depository institutions. This exception allows SLM Holding Corporation to become affiliated with a depository institution upon satisfaction of certain conditions and with the approval of the Secretary of the Treasury. Among the conditions are that: the dissolution of the GSE cannot be adversely affected by the affiliation; the dissolution of the GSE must occur within two years after the affiliation is consummated subject to the

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION AND PRIVATIZATION (CONTINUED) ability of the Secretary to extend such deadline for up to two one-year periods; and the GSE must be separate and distinct from the affiliated depository institution and cannot extend credit, provide credit enhancement or purchase any obligation of the depository institution.

2.  SIGNIFICANT ACCOUNTING POLICIES

LOANS

    Loans, consisting of federally insured student loans, non-federally insured student loans, student loan participations, warehousing advances, and academic facilities financings are carried at their purchase price which, for student loans, are adjusted for unamortized premiums and unearned purchase discounts.

STUDENT LOAN INCOME

    The Company recognizes student loan income as earned, including adjustments for the amortization of premiums and the accretion of discounts. In
December 1998, the Company and Chase restructured the Joint Venture, whereby the Company now purchases all loans originated by Chase. Previously, the Joint Venture funded the Chase-originated loans through sales of student loan participations that entitled the Company and Chase to one-half interest in the loans. In 1998 and 1997, interest income earned on student loan participations was recognized in accordance with the terms of the joint venture agreement with the Chase Manhattan Bank (the "Joint Venture") which effectively reflects the underlying interest income earned on the student loans less servicing costs and the general and administrative expenses of the Joint Venture. The Company's investment in the Joint Venture is accounted for using the equity method of accounting.

ALLOWANCE FOR LOSSES

    The Company has established an allowance for potential losses on the existing on-balance sheet portfolio of student loans, academic facilities financings, investments and derivatives. In evaluating the adequacy of the allowance for losses, the Company considers several factors including trends in student loan claims rejected for payment by guarantors, default rates on non-federally insured student loans, the amount of FFELP loans subject to 2 percent risk-sharing, and the credit exposure on all other investments, and derivatives. The allowance is based on periodic evaluations of its loan portfolios considering past experience, changes to federal student loan programs, current economic conditions and other relevant factors. The allowance is maintained at a level that management believes is adequate to provide for estimated credit losses. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant changes.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents includes term federal funds and bank deposits with original terms to maturity less than three months.

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

GOODWILL

    Goodwill is amortized on a straight-line basis over a 10 to 20 year period. In both 1999 and 1998 goodwill amortization totaled approximately $2 million.

INTEREST EXPENSE

    Interest expense is based upon contractual interest rates adjusted for net payments under derivative financial instruments with off-balance sheet risks, which include interest rate swap agreements and foreign currency exchange agreements and the amortization of debt issuance costs and deferred gains and losses on hedge transactions entered into to reduce interest rate risk.

INTEREST RATE SWAPS

    The Company utilizes interest rate swap agreements ("interest rate swaps") principally for hedging purposes to alter the interest rate characteristics of its debt in order to manage interest rates. This enables the Company to match the interest rate characteristics of borrowings to specific assets in order to mitigate the impact of interest rate fluctuations. The Company does not hold or issue interest rate swaps for trading purposes.

    Amounts paid or received under swaps that are used to alter the interest rate characteristics of its interest-sensitive liabilities are accrued and recognized as an adjustment of the interest expense on the related borrowing. The related net receivable or payable from counterparties is included in other assets or other liabilities. Gains and losses associated with the termination of swaps for designated positions are deferred and amortized over the remaining life of the designated instrument as an adjustment to interest expense.

    The Company's credit exposure on swaps is limited to their unrealized gains in the event of nonperformance by the counterparties. The Company manages the credit risk associated with these instruments by performing credit reviews of counterparties and monitoring market conditions to establish counterparty, sovereign and instrument-type credit lines and, when appropriate, requiring collateral.

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FLOOR INTEREST CONTRACTS

    The Company enters into Floor Interest Contracts with third parties, under which the Company receives an up-front payment and agrees to pay the difference between the minimum borrower interest rate less the applicable Special Allowance Percentage ("SAP") rate ("the Strike Rate") and the average of 91-day Treasury bill rates over the period of the contract. If the Strike Rate is less than the average Treasury bill rate, then no payment is required. These upfront payments are being amortized to student loan income over the average life of the contracts, which is approximately 6 months, 10 months and 8 months for the 1999, 1998 and 1997 contracts, respectively.

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

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECLASSIFICATIONS

    Certain reclassifications have been made to the balances as of and for the years ended December 31, 1998 and 1997, to be consistent with classifications adopted for 1999.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133," is effective for the Company's financial statements beginning January 1, 2001. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for derivative financial instruments that qualify as fair value hedges allows a derivative instrument's changes in fair value to offset related fair value changes on the hedged item in the income statement. Changes in fair value of derivative financial instruments that qualify as cashflow hedges are reported as an adjustment to stockholders' equity as a component of other comprehensive income if the hedging relationship is effective. SFAS 133 requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS 133 could result in increased period to period volatility in reported net income. Management is continuing to assess the potential impact of SFAS 133 on the Company's reported results of operations and financial position. The Company will implement the new standard in the first quarter of the year 2001.

3.  ACQUISITION

    In July 1999, the Company completed the purchase of Nellie Mae Corporation for $332 million in cash and stock in an acquisition accounted for as a purchase. Based on a preliminary allocation of the purchase price, the Company recognized $90 million in goodwill. At the time of the acquisition, Nellie Mae had an outstanding student loan portfolio of $2.6 billion. In 1998, Nellie Mae originated more than $375 million in student loans. Nellie Mae's pro-forma results of operations for the years ended December 31, 1999 and 1998 were immaterial to the Company's financial position and its results of operations. The fair value of Nellie Mae's assets and liabilities at the date of acquisition are presented below (dollars in millions):

Student loans...............................................  $ 2,585
Cash and investments........................................       15
Goodwill....................................................       90
Other assets................................................       97
Short-term borrowings.......................................   (1,373)
Long-term notes.............................................   (1,029)
Other liabilities...........................................      (53)
                                                              -------
Net assets acquired.........................................  $   332
                                                              =======

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.  STUDENT LOANS

    The Company purchases student loans from originating lenders, typically just before the student leaves school and is required to begin repayment of the loan. The Company's portfolio consists principally of loans originated under two federally sponsored programs--the Federal Family Education Loan Program ("FFELP") and the Health Education Assistance Loan Program ("HEAL"). The Company also originates private loans.

    There are three principal categories of FFELP loans: Stafford loans, PLUS loans, and consolidation loans. Generally, Stafford and PLUS loans have repayment periods of between five and ten years. Consolidation loans have repayment periods of twelve to thirty years. FFELP loans obligate the borrower to pay interest at a stated fixed rate or an annually reset variable rate that has a cap. The interest rates are either fixed to term or reset annually on July 1 of each year depending on when the loan was originated. The Company earns interest at the greater of the borrower's rate or a floating rate. If the floating rate exceeds the borrower rate, the Department of Education makes a payment directly to Company based upon the Special Allowance Payment ("SAP") formula. SAP is paid whenever the average of all of the 91-day Treasury bill auctions in a calendar quarter, plus a spread of between 2.20 and
3.50 percentage points depending on the loan status and when it was originated, exceeds the rate of interest which the borrower is obligated to pay. If the floating rate determined by the SAP formula is less than the rate the borrower is obligated to pay, the Company simply earns interest at the borrower rate. In all cases, the rate a borrower is obligated to pay sets a minimum rate for determining the yield that the Company earns on the loan.

    The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, either directly or through the use of derivative financial instruments, which are intended to mimic the interest rate characteristics of the student loans. These borrowings, however, generally do not have minimum rates like the student loans they finance, rather they float over all interest rate ranges. As a result, in periods of declining interest rates the portfolio of managed student loans may be earning at the minimum rate, which is the rate the borrower is obligated to pay, while the Company's funding costs continue to decline along with Treasury bill rates. For loans where the borrower's interest rate is fixed to term, declining interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of declining interest rates will only benefit student loan spreads through the next annual reset of the borrower's interest rates, which occurs on July 1 of each year.

    The Company is required to pay a 30 basis point "offset fee" on FFELP loans purchased and held after August 10, 1993 and a 105 basis point consolidation loan rebate fee on all consolidation loans purchased and held after October 1, 1993 or a 62 basis point consolidation loan rebate fee on all applications received between October 1, 1998 and January 31, 1999. Also, all loans acquired after October 1, 1993 are subject to risk sharing on claim payments under which the loan is guaranteed for 98 percent of the balance plus accrued interest. Offset fees, consolidation loan rebate fees, risk-sharing and yield reductions continue to have an increasing adverse effect on the Company as a higher percentage of loans originated after August 1993 become available to the Company.

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.  STUDENT LOANS (CONTINUED)
    The estimated average remaining term of student loans in the Company's portfolio was approximately 6.5 years and 7 years at December 31, 1999 and 1998, respectively. The following table reflects the distribution of the Company's student loan portfolio by program.

                                                   DECEMBER 31,
                                             -------------------------
                                                1999          1998
                                             -----------   -----------
FFELP - Stafford...........................  $17,387,612   $14,195,970
FFELP - PLUS/SLS...........................    2,385,646     2,047,635
FFELP - Consolidation loans................    9,752,831     8,018,638
HEAL.......................................    2,208,078     2,430,520
Non-federally insured......................    2,074,700     1,589,742
                                             -----------   -----------
Total student loans........................  $33,808,867   $28,282,505
                                             ===========   ===========

    As of both December 31, 1999 and 1998, 84 percent of the Company's on-balance sheet student loan portfolio was in repayment.

    Holders of FFELP loans are insured against the borrower's default, death, disability or bankruptcy. Insurance on FFELP loans is provided by certain state or non-profit guarantee agencies, which are reinsured by the federal government. FFELP loans originated prior to October 1, 1993 are reinsured 100 percent by the federal government, while FFELP loans originated after October 1, 1993 are reinsured for 98 percent of their unpaid balance resulting in 2 percent risk-sharing for holders of these loans. At December 31, 1999 and 1998, the Company owned $14.4 billion and $9.0 billion of 100 percent reinsured FFELP loans, and $15.1 billion and $15.3 billion of 98 percent reinsured loans, respectively. HEAL loans are directly insured by the federal government.

    Both FFELP and HEAL loans are subject to regulatory requirements relating to servicing. In the event of default on a student loan or the borrower's death, disability or bankruptcy, the Company files a claim with the insurer or guarantor of the loan, who, provided the loan has been properly originated and serviced, and in the case of HEAL, litigated, pays the Company the unpaid principal balance and accrued interest on the loan less risk-sharing, where applicable.

    Claims not immediately honored by the guarantor because of servicing or origination defects are returned for remedial servicing, during which period income is not earned. On certain paid claims, guarantors assess a penalty for minor servicing defects. Costs associated with claims on defaulted student loans, which include such penalties, reduced interest income on student loans by $4.7 million, $10.0 million and $10.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

    Non-federally insured loans are primarily education-related student loans to students attending post-secondary educational institutions. Over 77 percent of the Company's non-federally insured student loans are insured by the Company's wholly-owned subsidiary, the Hemar Insurance Corporation of America ("HICA"). Accordingly, the Company bears all risk of loss on these loans.

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5.  ALLOWANCE FOR LOSSES

    The following table summarizes changes in the allowance for losses for the years ended December 31, 1999, 1998 and 1997, respectively.

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                --------   --------   --------
Balance at beginning of year..................  $293,185   $273,412   $255,380
  Additions
    Provisions for losses.....................    34,358     36,597     46,131
    Recoveries................................    25,894     25,961      9,206
  Deductions
    Reductions for student loan sales and
      securitizations.........................    (8,445)    (7,474)   (10,556)
    Write-offs................................   (41,249)   (35,311)   (26,749)
                                                --------   --------   --------
Balance at end of year........................  $303,743   $293,185   $273,412
                                                ========   ========   ========

6.  INVESTMENTS

    At December 31, 1999 and 1998, all investments that are classified as available-for-sale securities under SFAS No. 115 are carried at fair market value which approximates amortized cost, except for U.S. Treasury securities which have an amortized cost of $1.03 billion and $957 million, respectively. The fair market value of U.S. Treasury securities is adjusted for unrealized gains and losses on $1.2 billion of interest rate swaps (see Note 10), which are held to reduce interest rate risk related to these securities ($40 million of unrealized gains at December 31, 1999 and $125 million of unrealized losses at December 31, 1998). Securities classified as held to maturity are carried at cost. A summary of investments at December 31, 1999 and 1998 follows:

                                                                   DECEMBER 31, 1999
                                                   -------------------------------------------------
                                                                  GROSS        GROSS
                                                   AMORTIZED    UNREALIZED   UNREALIZED     MARKET
                                                      COST        GAINS        LOSSES       VALUE
                                                   ----------   ----------   ----------   ----------
Available-for-sale
  U.S. Treasury and other U.S. government agency
    obligations..................................  $1,033,500    $446,228     $   (141)   $1,479,587
  State and political subdivisions of the U.S.
    student loan revenue bonds...................      97,901       1,945          (64)       99,782
  Asset-backed and other securities
    Asset-backed securities......................   1,143,585         300      (12,992)    1,130,893
    Commercial paper.............................   1,682,420          --           --     1,682,420
    Other securities.............................       4,094          --           --         4,094
                                                   ----------    --------     --------    ----------
    Total investment securities
      available-for-sale.........................  $3,961,500    $448,473     $(13,197)   $4,396,776
                                                   ==========    ========     ========    ==========
Held-to-maturity
  Other..........................................  $  788,180    $    172     $    (11)   $  788,341
                                                   ----------    --------     --------    ----------
Total investment securities held-to-maturity.....  $  788,180    $    172     $    (11)   $  788,341
                                                   ==========    ========     ========    ==========

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6.  INVESTMENTS (CONTINUED)

                                                                  DECEMBER 31, 1998
                                                  -------------------------------------------------
                                                                 GROSS        GROSS
                                                  AMORTIZED    UNREALIZED   UNREALIZED     MARKET
                                                     COST        GAINS        LOSSES       VALUE
                                                  ----------   ----------   ----------   ----------
Available-for-sale
  U.S. Treasury and other U.S. government agency
    obligations.................................  $  956,568    $663,756    $(125,010)   $1,495,314
  State and political subdivisions of the U.S.
    student loan revenue bonds..................     118,143       5,112           --       123,255
  Asset-backed and other securities
    Asset-backed securities.....................   1,462,883         127      (18,434)    1,444,576
    Variable corporate bonds....................     100,000          42           --       100,042
    Commercial paper............................     134,985          --           --       134,985
    Other securities............................       8,800          --           --         8,800
                                                  ----------    --------    ---------    ----------
    Total available-for-sale investment
      securities................................  $2,781,379    $669,037    $(143,444)   $3,306,972
                                                  ==========    ========    =========    ==========
Held-to-maturity
  Other.........................................  $  683,452    $    246    $      --    $  683,698
                                                  ----------    --------    ---------    ----------
Total investment securities held-to-maturity....  $  683,452    $    246    $      --    $  683,698
                                                  ==========    ========    =========    ==========

    The Company sold available-for-sale securities with a carrying value of $194 million, $3.6 billion and $5.6 billion for the years ended December 31, 1999, 1998 and 1997, respectively.

    As of December 31, 1999, stated maturities and maturities if accelerated to the put or call dates for investments are shown in the following table:

                                                      DECEMBER 31, 1999
                                         -------------------------------------------
                                         HELD-TO-MATURITY      AVAILABLE-FOR-SALE
                                         ----------------   ------------------------
                                                                         MATURITY TO
                                              STATED          STATED       PUT OR
YEAR OF MATURITY                             MATURITY        MATURITY     CALL DATE
----------------                         ----------------   ----------   -----------
2000...................................      $  4,619       $1,818,801   $1,827,056
2001...................................         1,161           36,460       34,746
2002...................................        32,811          116,181      132,153
2003...................................           408           61,628       53,848
2004...................................             -           26,950       17,310
2005-2009..............................       226,700        1,815,609    1,813,433
after 2009.............................       522,481          521,147      518,230
                                             --------       ----------   ----------
Total..................................      $788,180       $4,396,776   $4,396,776
                                             ========       ==========   ==========

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.  SHORT-TERM BORROWINGS

    Short-term borrowings have an original or remaining term to maturity of one year or less. The following tables summarize outstanding short-term notes at December 31, 1999, 1998 and 1997, the weighted average interest rates at the end of each period, and the related average balances, weighted average interest rates and weighted average effective interest rates, which include the effects of related off-balance sheet financial instruments (see Note 10) during the periods.

                                            AT DECEMBER 31, 1999       YEAR ENDED DECEMBER 31, 1999
                                           ----------------------   ----------------------------------
                                                                                             WEIGHTED
                                                         WEIGHTED                 WEIGHTED    AVERAGE
                                                         AVERAGE                  AVERAGE    EFFECTIVE
                                             ENDING      INTEREST     AVERAGE     INTEREST   INTEREST
                                             BALANCE       RATE       BALANCE       RATE       RATE
                                           -----------   --------   -----------   --------   ---------
Six month floating rate notes............  $ 4,849,106     5.81%    $ 4,644,440     5.30%      5.38%
Other floating rate notes................   12,478,317     5.83      10,223,891     5.35       5.42
Discount notes...........................    1,406,163     5.45       4,407,311     4.90       5.00
Fixed rate notes.........................    3,777,793     5.84       3,370,924     5.41       5.20
Commercial paper.........................      394,968     6.47          56,822     5.82       6.10
Securities sold--not yet purchased and
  repurchase agreements..................           --       --          94,575     4.87       4.91
Short-term portion of long-term notes....   14,584,904     5.84      10,405,996     5.43       5.33
                                           -----------     ----     -----------     ----       ----
Total short-term borrowings..............  $37,491,251     5.76%    $33,203,959     5.31%      5.31%
                                           ===========     ====     ===========     ====       ====
Maximum outstanding at any month end.....  $39,618,707
                                           ===========

                                            AT DECEMBER 31, 1998       YEAR ENDED DECEMBER 31, 1998
                                           ----------------------   ----------------------------------
                                                                                             WEIGHTED
                                                         WEIGHTED                 WEIGHTED    AVERAGE
                                                         AVERAGE                  AVERAGE    EFFECTIVE
                                             ENDING      INTEREST     AVERAGE     INTEREST   INTEREST
                                             BALANCE       RATE       BALANCE       RATE       RATE
                                           -----------   --------   -----------   --------   ---------
Six month floating rate notes............  $ 3,249,352     5.14%    $ 2,898,495     5.32%      5.40%
Other floating rate notes................    7,361,686     5.11       3,663,277     5.39       5.41
Discount notes...........................    4,429,756     5.06       2,556,366     5.22       5.27
Fixed rate notes.........................    4,724,823     5.41       6,531,461     5.64       5.40
Commercial paper.........................           --       --              --       --         --
Securities sold--not yet purchased and
  repurchase agreements..................        5,600     5.50         213,871     5.63       5.63
Short-term portion of long-term notes....    6,817,287     5.05       8,418,547     5.48       5.24
                                           -----------     ----     -----------     ----       ----
Total short-term borrowings..............  $26,588,504     5.14%    $24,282,017     5.47%      5.34%
                                           ===========     ====     ===========     ====       ====
Maximum outstanding at any month end.....  $27,142,913
                                           ===========

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7.  SHORT-TERM BORROWINGS (CONTINUED)

                                            AT DECEMBER 31, 1997       YEAR ENDED DECEMBER 31, 1997
                                           ----------------------   ----------------------------------
                                                                                             WEIGHTED
                                                         WEIGHTED                 WEIGHTED    AVERAGE
                                                         AVERAGE                  AVERAGE    EFFECTIVE
                                             ENDING      INTEREST     AVERAGE     INTEREST   INTEREST
                                             BALANCE       RATE       BALANCE       RATE       RATE
                                           -----------   --------   -----------   --------   ---------
Six month floating rate notes............  $ 3,149,410     5.55%    $ 2,907,533     5.39%      5.48%
Other floating rate notes................    3,545,717     5.63       2,478,985     5.39       5.41
Discount notes...........................    1,641,221     5.67       5,390,829     5.43       5.49
Fixed rate notes.........................    6,789,749     5.78       5,982,389     5.87       5.58
Commercial paper.........................           --       --              --       --         --
Securities sold - not yet purchased and
  repurchase agreements..................           --       --         292,001     5.43       5.43
Short-term portion of long-term notes....    8,049,412     5.74       9,496,177     5.67       5.51
                                           -----------     ----     -----------     ----       ----
Total short-term borrowings..............  $23,175,509     5.70%    $26,547,914     5.61%      5.51%
                                           ===========     ====     ===========     ====       ====
Maximum outstanding at any month end.....  $29,084,281
                                           ===========

    At December 31, 1999, the short-term portion of long-term notes included one instrument totaling $219 million that required the payment of interest and principal in a foreign currency. To eliminate its exposure to the effect of currency fluctuations on this contractual obligation, the Company entered into a foreign currency agreement with an independent party (see Note 10).

    To match the interest rate characteristics on short-term notes with the rate characteristics of its assets, the Company enters into interest rate swaps with independent parties. Under these agreements, the Company makes periodic payments, indexed to the related asset rates, in exchange for periodic payments which generally match the Company's interest obligations on fixed or variable rate notes (see Note 10).

8.  LONG-TERM NOTES

    The following tables summarize outstanding long-term notes at December 31, 1999 and 1998, the weighted average interest rates and related notional amount of derivatives at the end of the periods,

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8.  LONG-TERM NOTES (CONTINUED)
and the related average balances and weighted average effective interest rates, which include the effects of related off-balance sheet financial instruments (see Note 10), during the periods.

                                                                                        YEAR ENDED
                                                  AT DECEMBER 31, 1999              DECEMBER 31, 1999
                                         --------------------------------------   ----------------------
                                                                                               WEIGHTED
                                                      WEIGHTED                                  AVERAGE
                                                      AVERAGE       NOTIONAL                   EFFECTIVE
                                           ENDING     INTEREST       AMOUNT        AVERAGE     INTEREST
                                          BALANCE       RATE     OF DERIVATIVES    BALANCE       RATE
                                         ----------   --------   --------------   ----------   ---------
Floating rate notes:
  U.S. dollar denominated:
    Interest bearing, due 2001-2003....  $1,897,082     5.95%      $  216,427     $2,566,524      5.33%
                                         ----------    -----       ----------     ----------     -----
Fixed rate notes:
  U.S. dollar denominated:
    Interest bearing, due 2001-2018....   2,437,290     6.00        2,785,701      3,433,009      5.60
    Zero coupon, due 2014-2022.........     161,895    11.79               --        153,224     11.14
  Foreign currency:
    Interest bearing, due 2000.........          --       --               --        139,200      4.82
                                         ----------    -----       ----------     ----------     -----
Total fixed rate notes.................   2,599,185     6.36        2,785,701      3,725,433      5.80
                                         ----------    -----       ----------     ----------     -----
Total long-term notes..................  $4,496,267     6.19%      $3,002,128     $6,291,957      5.60%
                                         ==========    =====       ==========     ==========     =====

                                                                                       YEAR ENDED
                                                 AT DECEMBER 31, 1998               DECEMBER 31, 1998
                                        --------------------------------------   -----------------------
                                                                                               WEIGHTED
                                                     WEIGHTED                                   AVERAGE
                                                     AVERAGE       NOTIONAL                    EFFECTIVE
                                          ENDING     INTEREST       AMOUNT         AVERAGE     INTEREST
                                         BALANCE       RATE     OF DERIVATIVES     BALANCE       RATE
                                        ----------   --------   --------------   -----------   ---------
Floating rate notes:
  U.S. dollar denominated:
    Interest bearing, due 2000-2003...  $3,055,745     5.16%      $  693,119     $ 3,328,326      5.42%
                                        ----------    -----       ----------     -----------     -----
Fixed rate notes:
  U.S. dollar denominated:
    Interest bearing, due 2000-2018...   5,391,029     5.95        7,734,754       7,490,869      5.59
    Zero coupon, due 2014-2022........     144,823    11.79               --         150,626     10.72
  Foreign currency:
    Interest bearing, due 2000........     219,000     5.02          438,000         223,697      5.15
                                        ----------    -----       ----------     -----------     -----
Total fixed rate notes................   5,754,852     6.06        8,172,754       7,865,192      5.68
                                        ----------    -----       ----------     -----------     -----
Total long-term notes.................  $8,810,597     5.75%      $8,865,873     $11,193,518      5.60%
                                        ==========    =====       ==========     ===========     =====

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8.  LONG-TERM NOTES (CONTINUED)
    At December 31, 1999, the Company had outstanding long-term debt issues with call features totaling $1.6 billion. As of December 31, 1999, the stated maturities and maturities if accelerated to the call dates for long-term notes are shown in the following table:

                                                          DECEMBER 31, 1999
                                                       ------------------------
                                                                    MATURITY TO
                                                         STATED        CALL
YEAR OF MATURITY                                        MATURITY       DATE
----------------                                       ----------   -----------
2000.................................................  $       --   $1,389,489
2001.................................................   3,336,232    1,999,843
2002.................................................     429,600      427,900
2003.................................................     105,100       53,700
2004.................................................      58,200       58,200
2005-2022............................................     567,135      567,135
                                                       ----------   ----------
                                                       $4,496,267   $4,496,267
                                                       ==========   ==========

    In the past, the Company has issued debt with interest and/or principal payment characteristics tied to foreign currency indices to attempt to minimize its cost of funds. At December 31, 1998, the Company had outstanding long-term foreign currency notes which require the payment of principal and interest in foreign currencies. To eliminate the Company's exposure to the effect of currency fluctuations on these contractual obligations, the Company has entered into various foreign currency agreements with independent parties (see
Note 10). At December 31, 1999, no such long-term notes were outstanding.

    To match the interest rate characteristics on its long-term notes with the interest rate characteristics of its assets, the Company enters into interest rate swaps with independent parties. Under these agreements, the Company makes periodic payments, indexed to the related asset rates, in exchange for periodic payments which generally match the Company's interest obligations on fixed or variable rate borrowings (see Note 10).

9.  STUDENT LOAN SECURITIZATION

    For the years ended December 31, 1999, 1998 and 1997, SLM Funding Corporation, a wholly owned special purpose finance subsidiary of the GSE, purchased from the GSE and sold $4.0 billion, $6.0 billion and $9.4 billion, respectively, of student loans to trusts which issued floating rate student loan asset-backed securities in underwritten public offerings. The turbulence in the global financial markets following the Russian bond default in August 1998 caused financing spreads, relative to Treasury bill rates, to widen to levels where term financing in the securitization market did not make economic sense to management. As a result, the Company did not enter into securitization transactions from the second half of 1998 through the first quarter of 1999. At December 31, 1999 and 1998, securitized student loans outstanding totaled
$19.4 billion and $17.9 billion, respectively.

    The Company accounts for its securitization transactions in accordance with SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes the accounting for certain financial asset transfers including securitization transactions. Under
SFAS 125, the Company records a gain on sale based upon the difference between the cost basis

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.  STUDENT LOAN SECURITIZATION (CONTINUED)
of the assets sold and the fair value of the assets received. At the same time the Company records an asset ("the Interest Residual") equal to the present value of the expected net cash flows from the trust to the Company over the life of the portfolio sold. The net cash flows consists of the net present value of the excess of the interest earned on the portfolio of student loans sold to the trust less the interest paid on the asset-backed securities, servicing and administration fees, the estimated cost of borrower benefit programs, expected losses from risk-sharing on defaulted loans and other student loan related costs. In addition, the Company continues to service the loans in the trusts for a fee and earns that fee over the life of the portfolio. When the contract servicing fee is greater than current market servicing rates, the present value of such excess servicing fees is recognized as a servicing asset and included in the gain on sale. No additional servicing assets were recognized in 1998 and 1999 transactions.

    The Interest Residual asset is an available-for-sale security as defined by SFAS 115 and is, therefore, marked-to-market through equity (net of tax). Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income. Impairment of servicing assets is evaluated periodically using discounted cashflows and comparing them to the net carrying value of those assets with the rate of loan prepayment being the most significant estimate involved in the measurement process. At December 31, 1999 and 1998, there was no valuation allowance on the servicing asset. At
December 31, 1999 and 1998, the Interest Residual asset was $724 million and $727 million and the servicing asset was $34 million and $44 million.

    On July 23, 1997, the U.S. Department Education, pursuant to a court order, decided that the 30 basis point annual offset fee does not apply to student loans the GSE has securitized. The GSE initially filed suit in the U.S. District Court for the District of Columbia in April 1995 challenging the Secretary of Education's attempt to apply the Offset Fee to securitized loans. The GSE prevailed, and the Court of Appeals ruled that the fee applies only to loans that the GSE owns. In addition, the Court of Appeals upheld the constitutionality of the offset fee, which applies annually with respect to the principal amount of student loans that the Company holds on-balance sheet and that were acquired on or after August 10, 1993. Based upon the favorable final ruling in this matter, the reserve of approximately $97 million pre-tax was reversed and recognized in income in the third quarter of 1997. In the consolidated statements of income, $94 million of the reserve reversal is included in the gain on sale of student loans for 1997 and $3 million is included in servicing and securitization revenue for 1997. Since the third quarter of 1997, all securitization gains have been calculated without consideration of the offset fee.

10.  DERIVATIVE FINANCIAL INSTRUMENTS

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

    The Company enters into three general types of interest rate swaps under which it pays the following: 1) a floating rate in exchange for a fixed rate (standard swaps); 2) a fixed rate in exchange for a floating rate (reverse swaps); and 3) a floating rate in exchange for another floating rate, based

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) upon different market indices (basis/reverse basis swaps). At December 31, 1999, the Company had outstanding $8.1 billion, $2.7 billion and $13.5 billion of notional principal amount of standard swaps, reverse swaps and basis/reverse basis swaps, respectively. Of the Company's $24.3 billion of interest rate swaps outstanding at December 31, 1999, $21.1 billion was related to debt and $3.2 billion was related to assets. At December 31, 1998, the Company had notional principal outstanding of $11.6 billion, $1.2 billion and $17.8 billion of standard swaps, reverse swaps and basis/reverse basis swaps, respectively. Of the Company's $30.6 billion of interest rate swaps outstanding at December 31, 1998, $29.4 billion was related to debt and $1.2 billion was related to assets.

    The following tables summarize the ending balances of the borrowings that have been matched with the notional amount of interest rate swaps and foreign currency agreements at December 31, 1999 and 1998 (dollars in billions).

                                                                AT DECEMBER 31, 1999
                                          ----------------------------------------------------------------
                                                                SWAPS
                                                       ------------------------    FOREIGN
                                                                     BASIS/        CURRENCY       TOTAL
                                          BORROWINGS   STANDARD   REVERSE BASIS   AGREEMENTS   DERIVATIVES
                                          ----------   --------   -------------   ----------   -----------
Short-term borrowings
Six month floating rate notes...........     $  --       $ --         $  --          $ --         $  --
Other floating rate notes...............       2.1         --           3.7            --           3.7
Discount notes..........................       1.0         .6            .9            --           1.5
Fixed rate notes........................       3.3        3.3           2.2            --           5.5
Short-term portion of long-term notes...       4.0        2.7           4.7            .2           7.6
                                             -----       ----         -----          ----         -----
      Total short-term borrowings.......      10.4        6.6          11.5            .2          18.3
                                             -----       ----         -----          ----         -----
Long-term notes:
Floating rate notes:
  U.S. dollar denominated:
    Interest bearing....................        .2         --            .2            --            .2
Fixed rate notes:
  U.S. dollar denominated:
    Interest bearing....................       1.5        1.5           1.3            --           2.8
Foreign currency:
  Interest bearing......................        --         --            --            --            --
                                             -----       ----         -----          ----         -----
    Total long-term notes...............       1.7        1.5           1.5            --           3.0
                                             -----       ----         -----          ----         -----
    Total notes.........................     $12.1       $8.1         $13.0          $ .2         $21.3
                                             =====       ====         =====          ====         =====

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.  DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

                                                                AT DECEMBER 31, 1998
                                          ----------------------------------------------------------------
                                                                SWAPS
                                                       ------------------------    FOREIGN
                                                                     BASIS/        CURRENCY       TOTAL
                                          BORROWINGS   STANDARD   REVERSE BASIS   AGREEMENTS   DERIVATIVES
                                          ----------   --------   -------------   ----------   -----------
Short-term borrowings
Six month floating rate notes...........     $  --      $  --         $  --         $  --         $  --
Other floating rate notes...............       3.2         --           6.1            --           6.1
Discount notes..........................        .9         --            .9            --            .9
Fixed rate notes........................       4.3        4.2           3.3            --           7.5
Short-term portion of long-term notes...       3.6        2.8           3.4            --           6.2
                                             -----      -----         -----         -----         -----
      Total short-term borrowings.......      12.0        7.0          13.7            --          20.7
                                             -----      -----         -----         -----         -----
Long-term notes:
Floating rate notes:
  U.S. dollar denominated:
    Interest bearing....................        .4         --            .7            --            .7
Fixed rate notes:
  U.S. dollar denominated:
    Interest bearing....................       4.6        4.6           3.2            --           7.8
Foreign currency:
    Interest bearing....................        .2         --            .2            .2            .4
                                             -----      -----         -----         -----         -----
      Total long-term notes.............       5.2        4.6           4.1            .2           8.9
                                             -----      -----         -----         -----         -----
      Total notes.......................     $17.2      $11.6         $17.8         $  .2         $29.6
                                             =====      =====         =====         =====         =====

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.  DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    The following table summarizes the activity for the Company's interest rate swaps, foreign currency agreements and futures contracts held or issued for purposes other than trading for the years ended December 31, 1997, 1998 and 1999 (dollars in millions).

                                                                  NOTIONAL PRINCIPAL
                                                              --------------------------
                                                                               FOREIGN     FUTURES
                                                              INTEREST RATE    CURRENCY    CONTRACT
                                                                  SWAPS       AGREEMENTS    AMOUNT
                                                              -------------   ----------   --------
Balance, December 31, 1996..................................    $ 37,082        $1,188     $   178
  Issuances/Opens...........................................      11,890             7       4,257
  Maturities/Expirations....................................     (13,165)         (938)       (885)
  Terminations/Closes.......................................          --            --      (2,551)
                                                                --------        ------     -------
Balance, December 31, 1997..................................    $ 35,807        $  257     $   999
  Issuances/Opens...........................................      14,524            --       2,737
  Maturities/Expirations....................................     (18,332)           --          --
  Terminations/Closes.......................................      (1,400)          (38)     (3,170)
                                                                --------        ------     -------
Balance, December 31, 1998..................................    $ 30,599        $  219     $   566
  Issuances/Opens...........................................      13,634            --       4,314
  Maturities/Expirations....................................     (19,863)           --          --
  Terminations/Closes.......................................         (30)           --      (3,850)
                                                                --------        ------     -------
Balance, December 31, 1999..................................    $ 24,340        $  219     $ 1,030
                                                                ========        ======     =======

INTEREST RATE SWAPS

    Net payments related to the debt-related swaps are recorded in interest expense. For the years ended December 31, 1999, 1998 and 1997, the Company received net payments on debt-related swaps reducing interest expense by $26 million, $74 million and $105 million, respectively.

    At December 31, 1999, SLMA had interest rate swaps with put features totaling $1.8 billion. As of December 31, 1999, stated maturities of interest rate swaps and maturities if accelerated to the put dates, are shown in the following table (dollars in millions). The maturities of interest rate swaps generally coincide with the maturities of the associated assets or borrowings.

                                                   DECEMBER 31, 1999
                                                ------------------------
                   YEAR OF                        STATED     MATURITY TO
                 MATURITY/PUT                    MATURITY     PUT DATE
----------------------------------------------  ----------   -----------
2000..........................................   $16,007       $16,842
2001..........................................     5,124         4,289
2002..........................................     1,712         1,712
2003..........................................        30            30
2004..........................................         3             3
2005-2008.....................................     1,464         1,464
                                                 -------       -------
                                                 $24,340       $24,340
                                                 =======       =======

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.  DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
FOREIGN CURRENCY AGREEMENTS

    At December 31, 1999 and 1998, the Company had borrowings with principal repayable in foreign currencies of $219 million and $263 million, respectively. These borrowings were hedged by notional principal of $219 million of foreign currency swaps in both years. The foreign currency derivative agreements typically mature concurrently with the maturities of the debt. The following table summarizes the outstanding amount of these borrowings and their currency translation values at December 31, 1999 and 1998, using spot rates at the respective dates (dollars in millions).

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Carrying value of outstanding foreign currency debt.........    $219       $263
Currency translation value of outstanding foreign currency
  debt......................................................    $196       $218

FUTURES CONTRACTS

    The Company enters into financial futures contracts to hedge the risk of future interest rate changes. The contracts provide a better matching of interest rate reset dates on debt with the Company's assets. They are also used as anticipatory hedges of debt to be issued to fund the Company's assets, mainly the portfolio of student loans in the PLUS program. These student loans pay interest rates that are generally indexed to the one-year Treasury bill, reset annually on the final auction prior to July 1. The gains and losses on these hedging transactions are deferred and included in other assets and will be recognized as an adjustment to interest expense. At December 31, 1999 and 1998, the Company had futures contracts that hedged approximately $1.0 billion and $566 million of debt, respectively. Approximately $2.6 million of realized gains and $4.7 million of realized losses had been deferred at December 31, 1999 and 1998 respectively, related to futures contracts.

FLOOR INTEREST CONTRACTS

    During 1999, 1998 and 1997, the Company entered into Floor Interest Contracts with principal balances of $5 billion, $23 billion and $11 billion, respectively, in exchange for upfront payments of $6 million, $38 million and $14 million, respectively. For the years ended December 31, 1999, 1998 and 1997, the amortization of the upfront payments on fixed and variable Floor Interest Contracts increased student loan income by $41 million, $52 million and $41 million, respectively, of which $20 million, $28 million and $34 million, respectively, related to contracts with fixed borrower rates and $21 million, $24 million and $7 million, respectively, related to contracts with annually reset borrower rates. In addition, in 1999 and 1998 the Company sold Floor Interest Contracts related to off-balance sheet student loans, and the amortization of the upfront payments on these contracts increased securitization revenue by $4 million for both years. For the years ended December 31, 1999, 1998 and 1997, payments by the Company to Floor Interest Contract counterparties under the contracts totaled $60 million, $48 million and $19 million, respectively.

DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR TRADING PURPOSES

    From time to time the Company maintains trading positions in derivative financial instruments which are designed to generate additional income based on market conditions. As of December 31,

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10.  DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
1999, the Company had $101 million in trading positions outstanding. Trading results for these positions were immaterial to the Company's financial statements for the years ended December 31, 1999, 1998 and 1997.

11.  FAIR VALUES OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires estimation of the fair values of financial instruments. The following is a summary of the assumptions and methods used to estimate those values.

STUDENT LOANS

    Fair value was determined by analyzing amounts that the Company has paid recently to acquire similar loans in the secondary market.

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

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11.  FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
    The following table summarizes the fair values of the Company's financial assets and liabilities, including off-balance sheet financial instruments (dollars in millions):

                                                     DECEMBER 31, 1999                  DECEMBER 31, 1998
                                              --------------------------------   --------------------------------
                                                FAIR     CARRYING                  FAIR     CARRYING
                                               VALUE      VALUE     DIFFERENCE    VALUE      VALUE     DIFFERENCE
                                              --------   --------   ----------   --------   --------   ----------
EARNING ASSETS
Student loans...............................  $34,159    $33,809       $350      $28,913    $28,283       $630
Warehousing advances........................    1,030      1,043        (13)       1,529      1,543        (14)
Academic facilities financings..............    1,027      1,028         (1)       1,219      1,180         39
Cash and investments........................    5,775      5,775         --        4,107      4,106          1
                                              -------    -------       ----      -------    -------       ----
Total earning assets........................   41,991     41,655        336       35,768     35,112        656
                                              -------    -------       ----      -------    -------       ----
INTEREST BEARING LIABILITIES
Short-term borrowings.......................   37,456     37,491         35       26,580     26,589          9
Long-term notes.............................    4,550      4,496        (54)       8,931      8,810       (121)
                                              -------    -------       ----      -------    -------       ----
Total interest bearing liabilities..........   42,006     41,987        (19)      35,511     35,399       (112)
                                              -------    -------       ----      -------    -------       ----
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Interest rate swaps.........................        6         --          6           75         --         75
Forward exchange agreements and foreign
  currency swaps............................      (29)        --        (29)         (56)        --        (56)
Floor revenue contracts.....................       (8)       (22)        14         (179)       (60)      (119)
Academic facilities financing commitments...       --         --         --           --         --         --
Letters of credit...........................       --         --         --           --         --         --
                                                                       ----                               ----
Excess of fair value over carrying value....                           $308                               $444
                                                                       ====                               ====

    At December 31, 1999 and 1998, substantially all interest rate swaps and foreign currency swaps were hedging liabilities.

12.  COMMITMENTS AND CONTINGENCIES

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

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Commitments outstanding are summarized below:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
Student loan purchase commitments..................  $16,462,327   $17,103,585
Warehousing advance commitments....................    2,870,759     3,081,515
Academic facilities financing commitments..........           --        13,200
Letters of credit..................................    4,453,631     4,691,974
                                                     -----------   -----------
                                                     $23,786,717   $24,890,274
                                                     ===========   ===========

    The following schedule summarizes expirations of commitments to the earlier of call date or maturity date outstanding at December 31, 1999:

                                                 DECEMBER 31, 1999
                                ----------------------------------------------------
                                                              ACADEMIC
                                STUDENT LOAN   WAREHOUSING   FACILITIES   LETTERS OF
                                 PURCHASES      ADVANCES     FINANCINGS     CREDIT
                                ------------   -----------   ----------   ----------
2000..........................  $ 3,056,840    $1,170,758    $     --     $2,381,079
2001..........................    3,887,604            --          --        998,443
2002..........................    9,517,883     1,700,001          --        830,118
2003..........................           --            --          --             --
2004..........................           --            --          --        213,151
2005-2017.....................           --            --          --         30,840
                                -----------    ----------    ----------   ----------
  Total.......................  $16,462,327    $2,870,759    $     --     $4,453,631
                                ===========    ==========    ==========   ==========

MINIMUM STATUTORY CAPITAL ADEQUACY RATIO

    The Privatization Act effectively requires that the GSE maintain a minimum statutory capital adequacy ratio (the ratio of stockholders' equity to total assets plus 50 percent of the credit equivalent amount of certain off-balance sheet items) of at least 2.00 percent until January 1, 2000 and 2.25 percent thereafter or be subject to certain "safety and soundness" requirements designed to restore such statutory ratio. Management anticipates being able to fund the increase in required capital from the GSE's current and retained earnings. While the GSE may not finance the activities of its non-GSE affiliates, it may, subject to its minimum capital requirements, dividend retained earnings and surplus capital to SLM Holding, which in turn may contribute such amounts to its non-GSE subsidiaries. The Privatization Act now requires management to certify to the Secretary of the Treasury that, after giving effect to the payment of dividends, the statutory capital ratio test would have been met at the time the dividend was declared. At December 31, 1999, the GSE's statutory capital adequacy ratio, after the effect of the dividends to be paid in the first quarter of 2000, was 2.00 percent.

LEGISLATIVE DEVELOPMENTS

    On December 17, 1999, President Clinton signed the Ticket to Work and Work Incentives Improvement Act. This act includes a provision that changes the index on which lender returns are set in the Federal Family Education Loan Program from the current 91-day Treasury bill rate to a three-

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED) month commercial paper rate. The new index will apply to all loans originated after January 1, 2000 and before July 1, 2003. The rates that students pay on their FFELP loans are unaffected by the new index. The Company and other FFELP industry participants supported this legislative change.

ADMINISTRATION'S FY 2001 BUDGET PROPOSAL

    On February 7, 2000, President Clinton submitted his Fiscal Year 2001 budget proposal to Congress. The budget proposes significant savings from the student loan programs, principally from the FFELP. The major proposals for student loans are the following:

    - Reduce special allowance payments 31 basis points from three-month commercial paper plus 2.34% to three-month commercial paper plus 2.03%; and

    - Eliminate all special allowance on tax exempt loans subject to a 9.5% interest rate floor.

    All these proposals may be considered by Congress as it deliberates on the FY 2001 budget. While the Company does not expect any of these proposals to pass, if they were to pass as proposed, the Company's earnings could be materially adversely affected.

13.  MINORITY INTEREST

    Upon the Reorganization on August 7, 1997, each outstanding share of common stock of the GSE was converted into one share of common stock of SLM Holding. The outstanding preferred stock of the GSE was not affected by the Reorganization and is reflected as minority interest in the consolidated financial statements.

    The GSE's preferred stock dividends are cumulative and payable quarterly at
4.50 percentage points below the highest yield of certain long-term and short-term U.S. Treasury obligations. The dividend rate for any dividend period will not be less than 5 percent per annum nor greater than 14 percent per annum. For the years ended December 31, 1999, 1998 and 1997, the GSE's preferred dividend rate was 5 percent and reduced net income by $10.7 million. The Privatization Act requires that on the dissolution date of September 30, 2008, the GSE shall repurchase or redeem, or make proper provisions for repurchase or redemption of any outstanding preferred stock. The Company has the option of effecting an earlier dissolution of the GSE if certain conditions are met.

14.  PREFERRED STOCK

    On November 10, 1999, the Company sold 3.3 million shares of 6.97% Cumulative Redeemable Preferred Stock, Series A in a registered public offering. The sale of the shares of the Series A Preferred Stock settled on November 16, 1999. The proceeds from the sale to the Company, before expenses, were $165 million and will be used for general corporate purposes. The shares do not have any maturity date but are subject to the Company's option, beginning November 16, 2009, to redeem the shares at any time, in whole or in part, at the redemption price of $50 plus accrued and unpaid dividends to the redemption date. The shares have no preemptive or conversion rights.

    Dividends on the shares of the Series A Preferred Stock are not mandatory. Holders of the Series A Preferred Stock will be entitled to receive cumulative, quarterly cash dividends at the annual rate of $3.485 per share, when, as, and if declared by the Board of Directors of the Company. The initial dividend paid on January 31, 2000 was $.7357 per share for the period November 16, 1999 through January 31, 2000.

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15.  COMMON STOCK

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

    The Board of Directors has authorized and reserved 18.9 million common shares for issuance under various compensation and benefit plans. At
December 31, 1999, under these authorizations, the Company has 15.3 million shares in reserve and a remaining authority for issuance of 7.2 million shares.

    The Company has engaged in repurchases of its common stock since 1986. In 1999 and 1998, the Company supplemented its open market common stock purchases by entering into equity forward transactions to purchase 6.2 million and
18.5 million shares on a cash or net share settled basis. In January 1999, the Board of Directors increased the common share repurchase authority including equity forward contracts by 10 million shares. At December 31, 1999, the total common shares that could be potentially acquired over the next five years under outstanding equity forward contracts was 21.4 million shares, and the Company had remaining authority to enter into additional share repurchases and equity forward contracts for 3.6 million shares.

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15.  COMMON STOCK (CONTINUED)
    The following table summarizes the Company's common share repurchase and equity-forward activity for the years ended December 31, 1999 and 1998. (All amounts in the tables are common shares in millions.)

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Common shares repurchased:
  Open market...............................................      2.9        5.1
  Equity forwards...........................................      5.3        5.0
                                                               ------     ------
Total shares repurchased....................................      8.2       10.1
                                                               ------     ------
Average purchase price per share............................   $41.78     $41.35
                                                               ======     ======
Equity forward contracts:
Outstanding at beginning of year............................     20.5        7.0
New contracts...............................................      6.2       18.5
Exercises...................................................     (5.3)      (5.0)
                                                               ------     ------
Outstanding at end of year..................................     21.4       20.5
                                                               ======     ======
Board of director authority at end of year..................      3.6        2.7
                                                               ======     ======

    As of December 31, 1999, the expiration dates and range of purchase prices for outstanding equity forward contracts are as follows:

                                                              OUTSTANDING      RANGE OF
YEAR OF MATURITY                                               CONTRACTS     MARKET PRICES
----------------                                              -----------   ---------------
2000........................................................       4.0      $41.01 - $46.13
2001........................................................       8.7       32.11 -  46.68
2002........................................................       3.5       42.94 -  46.23
2003........................................................       4.0       41.20 -  47.50
2004........................................................       1.2       44.50 -  45.62
                                                                  ----
                                                                  21.4
                                                                  ====

    Basic earnings per common share are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15.  COMMON STOCK (CONTINUED)
and warrants, determined by the treasury stock method, and equity forwards, determined by the reverse treasury stock method, as follows:

                                                               NET INCOME
                                                              ATTRIBUTABLE
                                                               TO COMMON       AVERAGE     EARNINGS
                                                                 STOCK         SHARES      PER SHARE
                                                              ------------   -----------   ---------
                                                              (THOUSANDS)    (THOUSANDS)
YEAR ENDED DECEMBER 31, 1999
Basic EPS...................................................    $499,393       160,577       $3.11
Dilutive effect of stock options, warrants and equity
  forwards..................................................          --         2,581        (.05)
                                                                --------       -------       -----
Diluted EPS.................................................    $499,393       163,158       $3.06
                                                                ========       =======       =====
YEAR ENDED DECEMBER 31, 1998
Basic EPS...................................................    $501,464       167,684       $2.99
Dilutive effect of stock options, warrants and equity
  forwards..................................................          --         2,382        (.04)
                                                                --------       -------       -----
Diluted EPS.................................................    $501,464       170,066       $2.95
                                                                ========       =======       =====
YEAR ENDED DECEMBER 31, 1997
Basic EPS...................................................    $507,895       181,554       $2.80
Dilutive effect of stock options, warrants and equity
  forwards..................................................          --         1,387        (.02)
                                                                --------       -------       -----
Diluted EPS.................................................    $507,895       182,941       $2.78
                                                                ========       =======       =====

16.  STOCK OPTION PLANS

    SLM Holding maintains stock option plans for its employees that permit grants of stock options for the purchase of common stock with exercise prices equal to or greater than the market value on the date of grant.

    After the change in management control in August 1997, the Board of Directors granted options, which have 10-year terms and vest in one-third increments, to officers and key employees under the 1993-1998 Stock Option Plan. Options granted to executive management under this plan vest in one year and upon the occurrence of (1) one-third on the date that the Company's common stock closes above $42.86 per share for five business days; (2) one-third on the date that the Company's common stock closes above $57.14 per share for five business days; and (3) one-third on the date that the Company's common stock price closes above $71.43 per share for five business days. Options granted to officers and key employees in November 1997 vest: (1) one-third, one year from the date of grant; (2) one-third on the later of one year or the date that the Company's common stock closes above $57.14 per share for five business days; and
(3) one-third on the later of one year or the date that the Company's common stock price closes above $71.43 per share for five business days. As of December 31, 1999, approximately one-third of the options had vested. In the event that the Company's common stock price does not close above the predetermined prices, all outstanding options will vest eight years after the date of grant. Under this plan, the Company was originally authorized to grant up to 17.8 million shares. Options granted by prior Boards of Directors generally have 10-year terms and vest one year after the date of grant.

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16.  STOCK OPTION PLANS (CONTINUED)
    In May 1998, shareholders approved a Management Incentive Plan, which replaced the 1993-1998 Stock Option Plan. Under this plan, the Board may confer certain awards to officers and employees, which may be in the form of stock options, performance stock, and incentive bonuses. The Board authorized up to 6 million shares of the Company's common stock that could be issued pursuant to such awards and at December 31, 1999, this plan had remaining authority of
2.3 million shares. In 1999 and 1998, options granted under this plan have ten year terms and vest in one-third increments identical to those of the options granted in November 1997 to officers and key employees. In the event that the Company's common stock price does not close above the predetermined prices, all outstanding options will vest eight years after the date of grant.

    The Company's Board of Directors authorized the grant of options for up to
5.5 million shares of common stock under the Employee Stock Option Plan, of which there is remaining authority of 1.0 million shares at December 31, 1999. Stock options were granted under this plan to all non-officer employees of the Company and have ten year terms with one-half of the options vesting one year from the date of grant and one-half vesting two years from the date of grant.

    The following table summarizes the employee stock option plans for the years ended December 31, 1999, 1998 and 1997. The weighted average fair value of options granted during the year is based on an option-pricing model.

                                                                 YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------
                                                   1999                    1998                    1997
                                           ---------------------   ---------------------   ---------------------
                                                        AVERAGE                 AVERAGE                 AVERAGE
                                            OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                           ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of year.........   9,666,906    $39.58     8,365,532    $37.30     3,261,500    $17.37
Granted..................................   3,643,226     43.25     2,935,893     43.91    13,156,252     40.64
Exercised................................  (1,100,933)    35.69      (598,248)    29.89    (2,864,110)    17.53
Canceled.................................    (965,304)    40.85    (1,036,271)    39.04    (5,188,110)    44.16
                                           ----------    ------    ----------    ------    ----------    ------
Outstanding at end of year...............  11,243,895    $41.04     9,666,906    $39.58     8,365,532    $37.30
                                           ==========    ======    ==========    ======    ==========    ======
Exercisable at end of year...............   3,869,624    $38.87     3,077,332    $35.88       486,465    $18.79
                                           ==========    ======    ==========    ======    ==========    ======
Weighted-average fair value of options
  granted during the year................                $19.49                  $17.63                  $17.96
                                                         ======                  ======                  ======

    The following table summarizes the number, average exercise prices (which ranged from $10 per share to $50 per share) and average remaining contractual life of the employee stock options outstanding at December 31, 1999.

                                                                                    AVERAGE REMAINING
EXERCISE PRICES                                         OPTIONS     AVERAGE PRICE   CONTRACTUAL LIFE
---------------                                        ----------   -------------   -----------------
Under $30............................................     237,656      $20.87       4.8 Yrs.
$30-$45..............................................   9,879,088       40.70       8.5
Above $45............................................   1,127,151       48.33       8.8
                                                       ----------      ------           --------
Total................................................  11,243,895      $41.04       8.4 Yrs.
                                                       ==========      ======           ========

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16.  STOCK OPTION PLANS (CONTINUED)
    In May 1996, shareholders approved the Board of Directors Stock Option Plan, which authorized the grant of options to acquire up to 700,000 shares of common stock. Options under this plan are exercisable on the date of grant and have ten year terms. In May 1998, the shareholders approved a Directors' Stock Plan, which replaced the Board of Directors Stock Option Plan. Under the Directors' Stock Plan, the Board authorized the grant of options to acquire up to 3 million shares of common stock, of which there is remaining authority of
1.4 million shares. Options granted under this plan have ten year terms and vest in one-third increments identical to those of the August 1997 executive management options except there is no one year minimum vesting requirement. In the event that the Company's common stock price does not close above the predetermined prices, all outstanding options will vest eight years after the date of grant.

    The following table summarizes the Board of Directors Stock Option Plans for the years ended December 31, 1999, 1998 and 1997.

                                                                   YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------------
                                                      1999                   1998                   1997
                                              --------------------   --------------------   --------------------
                                                          AVERAGE                AVERAGE                AVERAGE
                                               OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                                              ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year............  1,622,366    $38.48    1,657,775    $38.49      220,500    $20.86
Granted.....................................     52,500     43.31           --        --    1,638,000     38.96
Exercised...................................    (29,000)    36.79       (2,000)    30.86     (141,225)    22.34
Canceled....................................         --        --      (33,409)    39.34      (59,500)    24.39
                                              ---------    ------    ---------    ------    ---------    ------
Outstanding at end of year..................  1,645,866    $38.67    1,622,366    $38.48    1,657,775    $38.49
                                              =========    ======    =========    ======    =========    ======
Exercisable at end of year..................    601,275    $37.26      612,775    $37.07      614,775    $37.05
                                              =========    ======    =========    ======    =========    ======
Weighted-average fair value of options
  granted during the year...................               $18.73                 $   --                 $17.79
                                                           ======                 ======                 ======

    At December 31, 1999, the outstanding Board of Directors options had a weighted-average remaining contractual life of 7.6 years.

    SLM Holding accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no compensation expense for stock options granted under the plans. The following table summarizes pro-forma disclosures for the years ended December 31, 1999, 1998 and 1997, as if SLM Holding had accounted for employee and Board of Directors stock options granted subsequent to December 31, 1994 under the fair market value method as set forth in SFAS
No. 123, "Accounting for Stock-Based Compensation." The fair value for these options was estimated at the date of grant using an option pricing model, with the following weighted average assumptions for the years ended December 31, 1999, 1998 and 1997, respectively: risk-free interest rate of 6 percent, 5 percent and 6 percent; volatility factor of the expected market price of SLM Holding's common stock of 34 percent, 32 percent and 31 percent; expected dividend rate of 2 percent; and the time of the expected life of the option of ten

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16.  STOCK OPTION PLANS (CONTINUED)
years. Vesting for options with vesting periods tied to the Company's stock price is assumed to occur annually in one-third increments.

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net income attributable to common stock.....................  $499,393   $501,464   $507,895
                                                              ========   ========   ========
Pro-forma net income attributable to common stock...........  $473,386   $469,470   $486,052
                                                              ========   ========   ========
Basic earnings per share....................................  $   3.11   $   2.99   $   2.80
                                                              ========   ========   ========
Pro forma basic earnings per share..........................  $   2.95   $   2.80   $   2.68
                                                              ========   ========   ========
Diluted earnings per share..................................  $   3.06   $   2.95   $   2.78
                                                              ========   ========   ========
Pro forma diluted earnings per share........................  $   2.90   $   2.76   $   2.66
                                                              ========   ========   ========

17.  BENEFIT PLANS

PENSION PLANS

    Effective October 1, 1999, the Company converted its Pension Plan to a cash balance plan. The present value of accrued benefits for eligible employees under the Company's regular and supplemental pension plans was converted to an opening "account balance" and benefits now accrue under a cash balance formula. Under the cash balance formula, each participant has an account, for record keeping purposes only, to which credits are allocated each payroll period based on a percentage of the participant's compensation for the current pay period. The applicable percentage is determined by the number of years of service the participant has with the Company. The conversion to a cash balance plan did not have a material effect on the Company's pension expense or its accrued pension cost.

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17.  BENEFIT PLANS (CONTINUED)
    The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the two-year period ending December 31, 1999, and a statement of the funded status as of December 31 of both years:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation at beginning of year.......  $ 99,349   $ 92,885
Service cost............................................     5,033     11,624
Interest cost...........................................     6,651      5,961
Amendments..............................................       (43)        --
Actuarial (gain)/loss...................................    (6,353)   (10,547)
Benefits paid...........................................      (996)      (574)
                                                          --------   --------
Benefit obligation at end of year.......................   103,641     99,349
                                                          --------   --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..........   116,836    101,389
Actual return on plan assets............................    15,563     14,165
Employer contribution...................................        --      1,856
Benefits paid...........................................      (996)      (574)
Administrative payments.................................    (1,295)        --
                                                          --------   --------
Fair value of plan assets at end of year................   130,108    116,836
                                                          --------   --------
FUNDED STATUS
Funded status at end of year............................    26,467     17,487
Unrecognized net actuarial gain.........................   (37,156)   (29,751)
Unrecognized prior service cost and transition asset....    (2,154)    (2,320)
                                                          --------   --------
Accrued pension cost....................................  $(12,843)  $(14,584)
                                                          ========   ========

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate...............................................    7.75%       7.00%
Expected return on plan assets..............................   10.00%       8.00%
Rate of compensation increase...............................    5.50%       6.00%

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17.  BENEFIT PLANS (CONTINUED)
    Net periodic pension cost included the following components:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Service cost--benefits earned during the period.............  $ 5,033    $11,624    $ 8,453
Interest cost on project benefit obligations................    6,651      5,961      5,617
Expected return on plan assets..............................  (11,606)    (9,183)   (19,203)
Net amortization and deferral...............................   (1,805)    (1,271)    12,431
                                                              -------    -------    -------
Net periodic pension cost...................................  $(1,727)   $ 7,131    $ 7,298
                                                              =======    =======    =======

    The Company maintains a nonqualified pension plan for certain key employees as designated by the Board of Directors and a nonqualified pension plan for its Board of Directors. The nonqualified pension plans were the only pension plans with an accumulated benefit obligation in excess of plan assets. There are no plan assets in the nonqualified plans due to the nature of the plans. The accumulated benefit obligations for these plans were $7.1 million at December 31, 1999 and $10.9 million at December 31, 1998.

401(K) PLANS

    The Company's 401(k) Savings Plan ("the Plan") is a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees who have been employed by the Company for one or more years and have completed at least a thousand hours of service. Participating employees may contribute up to 10 percent of base salary and up to 6 percent of these contributions are matched 100 percent by the Company.

    The Company also maintains a non-qualified Plan to ensure that designated participants receive the full amount of benefits to which they would have been entitled under the 401(k) Plan but for limits on compensation and contribution levels imposed by the Internal Revenue Code.

    Total expenses related to the 401(k) plans were $4.9 million, $6.5 million and $5.2 million in 1999, 1998 and 1997, respectively.

18.  INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18.  INCOME TAXES (CONTINUED)
purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
DEFERRED TAX LIABILITIES:
  Leases................................................  $308,956   $315,763
  Unrealized investment gains...........................   186,459    200,167
  Other.................................................    38,431     48,778
                                                          --------   --------
                                                           533,846    564,708
                                                          --------   --------
DEFERRED TAX ASSETS:
  ExportSS operating costs..............................    39,865     39,296
  Student loan reserves.................................    59,346     35,979
  In-substance defeasance transactions..................    30,251     30,294
  Asset valuation allowances............................    20,901     24,467
  Securitization transactions...........................    64,793      2,049
  Other.................................................    77,894     75,592
                                                          --------   --------
                                                           293,050    207,677
                                                          --------   --------
Net deferred tax liabilities............................  $240,796   $357,031
                                                          ========   ========

    The GSE is exempt from all state, local and District of Columbia taxes except for real property taxes. SLM Holding and its other subsidiaries are subject to state and local taxes that were immaterial in 1999 and 1998. Deferred tax assets on in-substance defeasance transactions resulted from premiums on the debt extinguished. These premiums are capitalized and amortized over the life of the defeasance trust for tax purposes.

    Reconciliations of the statutory U.S. federal income tax rates to the Company's effective tax rate follow:

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
Statutory rate..............................................    35.0%       35.0%       35.0%
Tax exempt interest and dividends received deduction........    (2.8)       (3.0)       (3.0)
Other, net..................................................     (.3)        (.3)        (.2)
                                                                ----        ----        ----
Effective tax rate..........................................    31.9%       31.7%       31.8%
                                                                ====        ====        ====

                            SLM HOLDING CORPORATION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                        1999
                                                      -----------------------------------------
                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
Net interest income.................................  $157,652   $172,706   $184,358   $179,074
Less: provision for losses..........................     7,636     13,029      6,545      7,148
                                                      --------   --------   --------   --------
Net interest income after provision for losses......   150,016    159,677    177,813    171,926
Other income........................................   106,639    111,631     95,310    137,210
Operating expenses..................................    86,268     86,410     91,520     94,372
Income taxes........................................    53,905     58,561     57,524     70,137
Minority interest in net earnings of subsidiary.....     2,673      2,674      2,674      2,673
                                                      --------   --------   --------   --------
Net income..........................................   113,809    123,663    121,405    141,954
Preferred stock dividends...........................         -          -          -      1,438
                                                      --------   --------   --------   --------
Net income attributable to common stock.............  $113,809   $123,663   $121,405   $140,516
                                                      ========   ========   ========   ========
Basic earnings per common share.....................  $    .70   $    .77   $    .76   $    .89
                                                      ========   ========   ========   ========
Diluted earnings per common share...................  $    .69   $    .76   $    .75   $    .87
                                                      ========   ========   ========   ========

                                                                        1998
                                                      -----------------------------------------
                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
Net interest income.................................  $174,577   $166,318   $149,876   $160,515
Less: provision for losses..........................     9,494      2,183      6,685     18,235
                                                      --------   --------   --------   --------
Net interest income after provision for losses......   165,083    164,135    143,191    142,280
Other income........................................   134,383    145,805    104,322    111,801
Operating expenses..................................    90,862     93,732     86,540     89,735
Income taxes........................................    66,923     69,303     50,487     51,260
Minority interest in net earnings of subsidiary.....     2,673      2,674      2,674      2,673
                                                      --------   --------   --------   --------
Net income..........................................  $139,008   $144,231   $107,812   $110,413
Preferred stock dividends...........................         -          -          -          -
                                                      --------   --------   --------   --------
Net income attributable to common stock.............  $139,008   $144,231   $107,812   $110,413
                                                      ========   ========   ========   ========
Basic earnings per common share.....................  $    .81   $    .86   $    .65   $    .67
                                                      ========   ========   ========   ========
Diluted earnings per common share...................  $    .80   $    .84   $    .64   $    .66
                                                      ========   ========   ========   ========

                                                                      APPENDIX A

                     FEDERAL FAMILY EDUCATION LOAN PROGRAM

GENERAL

    The Federal Family Education Loan Program, known as FFELP, under Title IV of the Higher Education Act provides for loans to students who are enrolled in eligible institutions, or to parents of dependent students, to finance a portion of their educational costs. Payment of principal and interest on the student loans is guaranteed by a state or not-for-profit guarantee agency against:

    - default of the borrower;

    - the death, bankruptcy or disability of the borrower;

    - closing of the borrower's school prior to the student earning a degree, a false certification by the borrower's school or an unpaid school refund; or

    - a determination that the borrower was not eligible for the loan.

    Subject to various conditions, a program of federal reinsurance under the Higher Education Act entitles guarantors to reimbursement from the Department of Education for between 75% and 100% of the amount of each guarantee payment. In addition, the holder of student loans is entitled to receive interest subsidy payments and special allowance payments from the Department on eligible student loans.

    Several types of student loans are currently authorized under the Higher Education Act:

    - Subsidized Stafford Loans to students who demonstrate requisite financial need;

    - Unsubsidized Stafford Loans to students who either do not demonstrate financial need or require additional loans to supplement their Stafford Loans;

    - Loans called "PLUS Loans" to parents of students who are dependents and whose estimated costs of attending school exceed other available financial aid; and

    - Consolidation Loans, which consolidate into a single loan a borrower's obligations under various federally authorized student loan programs.

    Before July 1, 1994, the Higher Education Act also authorized loans called "Supplemental Loans to Students" or "SLS Loans" to graduate and professional students, independent undergraduate students and, under some circumstances, dependent undergraduate students, to supplement their Stafford Loans.

    This appendix describes or summarizes the material provisions of the Higher Education Act, the FFELP and the other statutes, regulations and amendments. It, however, is not complete and is qualified in its entirety by reference to each actual statute, regulation or document. Both the Higher Education Act and the related regulations have been the subject of extensive amendments in recent years. Accordingly, we can not predict whether future amendments or modifications might materially change any of the programs described in this appendix or the statutes and regulations that implement them.

LEGISLATIVE AND ADMINISTRATIVE MATTERS

    The FFELP is subject to statutory and regulatory revision from time to time. The most recent revisions are contained in the Higher Education Amendments of 1992, the Omnibus Budget Reconciliation Act of 1993, the Higher Education Technical Amendments of 1993, the Higher Education Amendments of 1998 and the Ticket to Work and Work Incentives Improvement Act of 1999.

    The 1993 legislation made significant changes to the FFELP and created a federal direct loan program funded directly by the U.S. Department of Treasury. It also implemented a number of changes to the federal guaranteed student loan programs, including imposing on lenders or holders of guaranteed student loans certain fees, providing for two percent lender risk sharing, reducing reimbursement payments to guarantee agencies, reducing interest rates and special allowance payments for some loans, reducing the interest payable to holders of Consolidation Loans and affecting the Department's financial assistance to guarantee agencies, by, for example, reducing the percentage of claims the Department will reimburse guarantee agencies and reducing more substantially the premiums and default collections that guarantee agencies are entitled to receive and retain.

    The Act was further amended by enactment of the 1998 legislation, the general provisions of which became effective October 1, 1998 and which extended the principal provisions of the FFELP to July 1, 2003. This legislation, as modified by the 1999 act, lowered both the borrower interest rate on Stafford Loans to a formula based on the 91-day Treasury bill rate plus 2.3 percent
(1.7 percent during in-school and grace periods) and the lender's rate after special allowance payments to the 91-day Treasury bill rate plus 2.8 percent (2.2 percent during in-school and grace periods) for loans originated on or after October 1, 1998 and before January 1, 2000. The borrower interest rate on PLUS loans originated during this period will be equal to the 91-day Treasury bill rate plus 3.1 percent. Special allowance payments are also based on the 91-day Treasury bill rate plus 3.1 percent. These rate reductions were first introduced on an interim basis in temporary student loan legislation enacted into law on June 9, 1998 and effective for loans originated from July 1, 1998 through September 30, 1998.

    The 1999 act changed the financial index on which special allowance payments are computed from the 91-day Treasury bill rate to the three-month commercial paper rate (financial) for FFELP loans disbursed on or after January 1, 2000 and before July 1, 2003. For these FFELP loans, the special allowance payments to lenders will be based upon the three-month commercial paper (financial) rate plus 2.34%, or 1.74% for in-school and grace periods. The 1999 act did not change the rate that the borrower pays on FFELP loans.

    The 1998 legislation also maintained interest rates for borrowers of Federal direct consolidation loans whose applications for such loans were received prior to February 1, 1999 at 7.46 percent, which rates are adjusted annually based on a formula equal to the 91-day Treasury bill rate plus 2.3 percent. The borrower interest rates on Federal direct consolidation loans for borrowers whose applications are received on or after February 1, 1999 and before July 1, 2003 will be a fixed rate equal to the lesser of the weighted average of the interest rates of the loans consolidated, adjusted up to the nearest one-eighth of one percent, and 8.25%. This is the same rate that the 1998 legislation sets on FFELP Consolidation Loans for borrowers whose applications are received on or after October 1, 1998 and before July 1, 2003. The 1998 legislation, as modified by the 1999 act, sets the special allowance payment rate for FFELP Consolidation Loans at the 91-day Treasury bill rate plus 3.1 percent for loans originated on or after October 1, 1998 and before January 1, 2000, and at the three-month commercial paper rate plus 2.64% for loans disbursed on or after January 1, 2000 and before July 1, 2003. The annual fee paid by lenders on FFELP Consolidation Loans was reduced under the 1998 legislation from 1.05 percent to 0.62 percent of the principal plus accrued unpaid interest on these Consolidation Loans, applications for which are received on or after October 1, 1998 and before February 1, 1999.

ELIGIBLE LENDERS, STUDENTS AND EDUCATIONAL INSTITUTIONS

    Lenders eligible to make loans under the FFELP generally include banks, savings and loan associations, credit unions, pension funds, insurance companies and, under some conditions, schools and guarantors. A student loan may be made to, or on behalf of, a "qualified student". A "qualified student" is defined as an individual who

    - is a United States citizen or national or is otherwise eligible under federal regulations;

    - has been accepted for enrollment or is enrolled and is maintaining satisfactory academic progress at a participating educational institution;

    - is carrying at least one-half of the normal full-time academic workload for the course of study the student is pursuing, as determined by the institution;

    - has agreed to notify the holder of the loan promptly of any address change; and

    - meets the "need" requirements described in the application for the particular loan program, in the case of Stafford Loans.

    Eligible schools include institutions of higher education and proprietary institutions meeting the standards provided in the Higher Education Act. For a school to participate in the program, the Department of Education must approve its eligibility under standards established by regulation.

FINANCIAL NEED ANALYSIS

    Subject to program limits and conditions, student loans generally are made in amounts sufficient to cover the student's estimated costs of attending school, including tuition and fees, books, supplies, room and board, transportation and miscellaneous personal expenses as determined by the institution. Each Stafford Loan and Unsubsidized Stafford Loan applicant and parents in the case of a dependent child must undergo a financial need analysis. This requires the applicant and parents in the case of a dependent child to submit a financial need analysis form to a federal processor. The federal processor evaluates the parents' and student's financial condition under federal guidelines and calculates the amount that the student and/or the family is expected to contribute towards the student's cost of education. After receiving information on the family contribution, the institution then subtracts the family contribution from the student's costs to attend the institution to determine the student's eligibility for grants, loans and work assistance. A student's "unmet need" is the difference between the amount of grants and Stafford Loans for which the borrower is eligible and the student's estimated cost of attendance. Students may borrower this unmet need through Unsubsidized Stafford Loans subject to annual and aggregate loan limits prescribed in the Higher Education Act. Parents may finance the family contribution amount with their own resources or with PLUS Loans.

SPECIAL ALLOWANCE PAYMENTS

    The Higher Education Act provides for quarterly special allowance payments to be made by the Department of Education to holders of student loans to the extent necessary to ensure that they receive at least specified market interest rates of return. The rates for special allowance payments depend on formulas that vary according to the type of loan, the date the loan was made and the type of funds, tax-exempt or taxable, used to finance the loan. The Department makes a special allowance payment for each of calendar quarter.

    The special allowance payment equals the average unpaid principal balance, including interest which has been capitalized, of all eligible loans held by a holder during the quarterly period multiplied by the special allowance percentage.

    For student loans disbursed before January 1, 2000, the special allowance percentage is computed by:

        (1) determining the average of the bond equivalent rates of 91-day Treasury bills auctioned for that quarter;

        (2) subtracting the applicable borrower interest rate on the loan;

        (3) adding the applicable special allowance margin described in the table below; and

        (4) dividing the resultant percentage by 4.

    If the result is negative, the special allowance payment is zero.

        DATE OF FIRST DISBURSEMENT                          SPECIAL ALLOWANCE MARGIN
------------------------------------------  --------------------------------------------------------
Before 10/17/86...........................  3.50%
From 10/17/86 through 09/30/92............  3.25%
From 10/01/92 through 06/30/95............  3.10%
From 07/01/95 through 06/30/98............  2.50% for Stafford Loans and Unsubsidized Stafford Loans
                                            that are In-School, Grace or Deferment
                                            3.10% for Stafford Loans and Unsubsidized Stafford Loans
                                            that are in repayment and all other loans
From 07/01/98 through 12/31/99............  2.20% for Stafford Loans and Unsubsidized Stafford Loans
                                            that are In-School, Grace or Deferment
                                            2.80% for Stafford Loans and Unsubsidized Stafford Loans
                                            that are in repayment
                                            3.10% for all other loans

    For student loans disbursed on or after January 1, 2000, the special allowance percentage is computed by:

(1) determining the average of the bond equivalent rates of 3-month commercial paper (financial) rates quoted for that quarter;

(2) subtracting the applicable borrower interest rate on the loan;

(3) adding the applicable special allowance margin described in the table below; and

(4) dividing the resultant percentage by 4.

    If the result is negative, the special allowance payment is zero.

        DATE OF FIRST DISBURSEMENT                          SPECIAL ALLOWANCE MARGIN
------------------------------------------  --------------------------------------------------------
From 01/01/00 through 06/30/03              1.74% for Subsidized Stafford Loans and Unsubsidized
                                            Stafford Loans that are In-School, Grace or Deferment
                                            2.34% for Subsidized Stafford Loans and Unsubsidized
                                            Stafford Loans that are in repayment
                                            2.64% for all other loans

    Special allowance payments are available on variable rate PLUS Loans and SLS Loans made on or after July 1, 1987 and before July 1, 1994 and on any PLUS Loans made on or after July 1, 1998, only if the variable rate, which is reset annually based on the 1-year Treasury bill for loans made before July 1, 1998 or based on the 91-day Treasury bill for loans made on or after July 1, 1998, exceeds the applicable maximum borrower rate. The maximum borrower rate is between 9% and 12%.

STAFFORD LOANS

    For Stafford Loans, the Higher Education Act provides for:

    - federal insurance or reinsurance of Stafford Loans made by eligible lenders to qualified students;

    - federal interest subsidy payments on eligible Stafford Loans paid by the Department of Education to holders of the loans in lieu of the borrowers' making interest payments; and

    - special allowance payments representing an additional subsidy paid by the Department to the holders of eligible Stafford Loans.

    We refer to all three types of assistance as "federal assistance".

    INTEREST. The borrower's interest rate on a Stafford Loan can be fixed or variable. Stafford Loan interest rates are summarized in the chart below.

                                                                  MAXIMUM
TRIGGER DATE                         BORROWER RATE             BORROWER RATE          INTEREST RATE MARGIN
------------               ---------------------------------  ---------------   ---------------------------------
Before 01/01/81..........  7%                                 7%                N/A
From 01/01/81 through      9%                                 9%                N/A
  09/12/83...............
From 09/13/83 through      8%                                 8%                N/A
  06/30/88...............
From 07/01/88 through      8% for 48 months;                  8% for 48         3.25% for loans made
  09/30/92...............  thereafter, 91-day Treasury +      months,           before
                           Interest Rate Margin               then 10%          7/23/92 and for loans
                                                                                made on
                                                                                or after 7/23/92 and
                                                                                before
                                                                                10/1/92 to new student
                                                                                loan
                                                                                borrowers;
                                                                                3.10% for loans made
                                                                                after
                                                                                7/23/92 and before 7/1/94
                                                                                to
                                                                                borrowers with
                                                                                outstanding
From 10/01/92 through      91-day Treasury + Interest Rate    9%                FFELP loans
  06/30/94...............  Margin                                               3.10%
From 07/01/94 through      91-day Treasury + Interest Rate    8.25%             3.10%
  06/30/95...............  Margin
From 07/01/95 through      91-day Treasury + Interest Rate    8.25%             2.50% (In-School, Grace
  06/30/98...............  Margin                                               or
                                                                                Deferment); 3.10% (in
                                                                                repayment)
From 07/01/98............  91-day Treasury + Interest Rate    8.25%             1.70% (In-School, Grace
                           Margin                                               or
                                                                                Deferment); 2.30% (in
                                                                                repayment)

    The trigger date for Stafford Loans made before October 1, 1992 is the first day of the enrollment period for which the borrower's first Stafford Loan is made. The trigger date for Stafford Loans made on or after October 1, 1992 is the date of the disbursement of the borrower's first Stafford Loan. All Stafford Loans made on or after July 1, 1994 have a variable interest rate regardless of the applicable rate on any prior loans.

    The rate for variable rate Stafford Loans applicable for any 12-month period beginning on July 1 and ending on June 30 is determined on the preceding June 1 and is equal to the LESSER of:

    - the applicable maximum borrower rate

    AND

    - the sum of

    - the bond equivalent rate of 91-day Treasury bills auctioned at the final auction held before that June 1,

    AND

    - the applicable interest rate margin.

    In 1992, the Higher Education Act was amended to provide that, for fixed rate Stafford Loans made on or after July 23, 1992 and loans made to new borrowers on or after July 1, 1988, the lender must convert the interest rate on those loans by January 1, 1995 to an annual variable interest rate adjusted each July 1 equal to:

    - for fixed rate Stafford Loans made between July 1, 1988 and July 23, 1992, and for fixed rate Stafford Loans made to new FFELP borrowers on or after July 23, 1992 and before October 1, 1992, the 91-day Treasury bill rate at the final auction before the preceding June 1 PLUS 3.25%; and

    - for fixed rate Stafford Loans made on or after July 23, 1992 to borrowers with outstanding FFELP Loans, the 91-day Treasury bill rate at the final auction before the preceding June 1 PLUS 3.10%,

in each case capped at the applicable interest rate for the loan that existed before the conversion. The variable interest rate conversion requirement does not apply to loans made before July 23, 1992 during the first 48 months of repayment.

    INTEREST SUBSIDY PAYMENTS. The Department of Education is responsible for paying interest on Stafford Loans:

    - while the borrower is a qualified student,

    - during the grace period, and

    - during prescribed deferral periods.

    The Department of Education makes quarterly interest subsidy payments to the owner of a Stafford Loan in an amount equal to the interest that accrues on the unpaid balance of that loan before repayment begins or during any deferral periods. The Higher Education Act provides that the owner of an eligible Stafford Loan has a contractual right against the United States to receive interest subsidy payments and special allowance payments in accordance with the provisions of the Higher Education Act. However, receipt of interest subsidy payments and special allowance payments is conditioned on compliance with the requirements of the Higher Education Act, including the following:

    - satisfaction of need-based criteria,

    - the delivery of sufficient information by the borrower and the lender to the Department to confirm the foregoing, and

    - continued eligibility of the loan for federal reinsurance.

    If the loan is not held by an eligible lender in accordance with the requirements of the Higher Education Act and the applicable federal guarantee agreements, the loan may lose its eligibility.

    Lenders, generally, receive interest subsidy payments and special allowance payments within 45 days to 60 days after the servicer submits the applicable forms for any given calendar quarter to the

Department of Education. However, there can be no assurance that payments will, in fact, be received from the Department within that period.

    LOAN LIMITS. The Higher Education Act generally requires that eligible lenders disburse student loans in at least two equal disbursements. The Act limits the amount a student can borrow in any academic year. The following chart shows the current and historic loan limits.

                                                                                     INDEPENDENT STUDENTS
                                                                ALL STUDENTS      ---------------------------
   BORROWER'S ACADEMIC LEVEL                                    BASE AMOUNT          ADDITIONAL      MAXIMUM
     BASE AMOUNT SUBSIDIZED                    SUBSIDIZED      SUBSIDIZED AND       UNSUBSIDIZED      ANNUAL
      AND UNSUBSIDIZED ON         SUBSIDIZED   ON OR AFTER   UNSUBSIDIZED ON OR   ONLY ON OR AFTER    TOTAL
        OR AFTER 10/1/93          PRE-1/1/87     1/1/87        AFTER 10/1/93           7/1/94         AMOUNT
--------------------------------  ----------   -----------   ------------------   ----------------   --------
Undergraduate (per year):
  1st year......................    $ 2,500       $ 2,625          $ 2,625             $ 4,000       $  6,625
  2nd year......................    $ 2,500       $ 2,625          $ 3,500             $ 4,000       $  7,500
  3rd year and above............    $ 2,500       $ 4,000          $ 5,500             $ 5,000       $ 10,000
Graduate (per year).............    $ 5,000       $ 7,500          $ 8,500             $10,000       $ 18,500
Aggregate Limit:
  Undergraduate.................    $12,500       $17,250          $23,000             $23,000       $ 46,000
  Graduate (including
    undergraduate)..............    $25,000       $54,750          $65,500             $73,000       $138,500

    For the purposes of the table above:

    - The loan limits include both Stafford Loans and federal direct student loans.

    - The amounts in the middle column represent the combined maximum loan amount per year for Stafford Loans and Unsubsidized Stafford Loans. Accordingly, the maximum amount that a student may borrow under an Unsubsidized Stafford Loan is the difference between the combined maximum loan amount and the amount the student received in the form of a Stafford Loan.

    - Independent undergraduate students, graduate students or professional students may borrow the additional amounts shown in the next to last column. Moreover, dependent undergraduate students may also receive these additional loan amounts if their parents are unable to provide the family contribution amount and it is unlikely that the student's parents will qualify for a PLUS Loan.

    The annual loan limits are sometimes reduced when the student is enrolled in a program of less than one academic year or has less than a full academic year remaining in his program. The Department of Education has discretion to raise these limits to accommodate highly specialized or exceptionally expensive courses of study.

    REPAYMENT. In general, repayment of principal on a Stafford Loan does not begin while the borrower remains a qualified student, but only after the applicable grace period, as described below. Any borrower may prepay a loan voluntarily without penalty, and may waive any grace period or deferral period related to his loan. In general, each loan must be scheduled for repayment over a period of not more than ten years after repayment begins. New borrowers on or after October 7, 1998 who accumulate outstanding loans under the FFELP totaling more than $30,000 are entitled to extend repayment for up to 25 years, subject to scheduled minimum repayment amounts. The Higher Education Act currently requires minimum annual payments of $600 or, if greater, the amount of accrued interest for that year, unless the borrower and the lender agree to lower payments. The Act and related regulations require lenders to offer the choice of a standard, graduated, income-sensitive or extended repayment schedule, if applicable, to all borrowers entering repayment.

    GRACE PERIODS, DEFERRAL PERIODS AND FORBEARANCE PERIODS. After the borrower stops pursuing at least a half-time course of study, he generally must begin to repay principal of a Stafford Loan following a grace period of usually six months. In addition, no principal repayments need be made, subject to some conditions, during deferral periods.

    For new borrowers whose loans are first disbursed on or after July 1, 1993, repayment of principal may be deferred, subject to a maximum deferment of three years, only:

    - while the borrower is at least a half-time student or is enrolled in an approved graduate fellowship program or rehabilitation program; or

    - when the borrower is seeking, but unable to find, full-time employment; or

    - when for any reason the lender determines that payment of principal will cause the borrower economic hardship.

    In 1992, the Higher Education Act was amended to permit, and in some cases require, "forbearance" periods from loan collection in some circumstances.

UNSUBSIDIZED STAFFORD LOANS

    The Unsubsidized Stafford Loan program is designed for students who do not qualify for the maximum Stafford Loan due to parental and/or student income and assets in excess of prescribed amounts or who need funds in excess of the maximum permitted under Stafford Loans in order to finance their education.

    The basic terms of Unsubsidized Stafford Loans are generally the same as those of Stafford Loans, including interest rate provisions, annual loan limits and special allowance payments. The terms of the Unsubsidized Stafford Loans differ, however, in some respects from the terms of Stafford Loans. The federal government does not make interest subsidy payments on Unsubsidized Stafford Loans. The borrower must begin making interest payments on a monthly or quarterly basis or the interest will be capitalized. Subject to the same loan limits as those established for Stafford Loans, a student may borrow up to the amount of his unmet need.

PLUS AND SLS LOAN PROGRAMS

    The Higher Education Act authorizes PLUS Loans to be made to parents of eligible dependent students and previously authorized SLS Loans to be made to specific categories of students. Since July 1, 1993, only parents who have no adverse credit history or who are able to secure an endorser without an adverse credit history are eligible for PLUS Loans. The basic provisions applicable to PLUS Loans and SLS Loans are similar to those of Stafford Loans for federal insurance and reinsurance. However, PLUS and SLS Loans differ from Stafford Loans, particularly because interest subsidy payments are not available under the PLUS and SLS programs and, in some instances, special allowance payments are more restricted.

    LOAN LIMITS. PLUS Loans and SLS Loans disbursed before July 1, 1993 were limited to $4,000 per academic year with a maximum aggregate amount of $20,000. Limits for SLS Loans disbursed on or after July 1, 1993 depend upon the class year of the student and the length of the academic year. The annual loan limits for SLS Loans first disbursed on or after July 1, 1993 range from $4,000 for first and second year undergraduate borrowers to $10,000 for graduate borrowers, with a maximum aggregate amount of $23,000 for undergraduate borrowers and $73,000 for graduate and professional borrowers.

    After July 1, 1994, the SLS Loan program was merged with the Unsubsidized Stafford Loan program, with the borrowing limits reflecting the combined eligibility under both programs. The annual and aggregate amounts of PLUS Loans first disbursed on or after July 1, 1993 are limited only to the difference between the cost of the student's education and other financial aid received, including scholarship, grants and other student loans.

    INTEREST. The interest rate for a PLUS Loan or an SLS Loan depends both on the date of disbursement and the period of enrollment. The interest rates for PLUS Loans and SLS Loans are summarized in the following chart.

                                                                                MAXIMUM      INTEREST RATE
TRIGGER DATE                                     BORROWER RATE               BORROWER RATE      MARGIN
------------                        ---------------------------------------  -------------   -------------
Before 10/01/81...................                    9%                         9%             N/A
From 10/01/81 through 10/30/82....                    14%                        14%            N/A
From 11/01/82 through 06/30/87....                    12%                        12%            N/A
From 07/01/87 through 09/30/92....  1-year Treasury + Interest Rate Margin       12%           3.25%
From 10/01/92 through 06/30/94....  1-year Treasury + Interest Rate Margin    PLUS 10%,
                                                                               SLS 11%         3.10%
SLS repealed 07/01/94.............
From 07/01/94 through 06/30/98....  1-year Treasury + Interest Rate Margin       9%            3.10%
After 6/30/98.....................  91-day Treasury + Interest Rate Margin       9%            3.10%

    For PLUS Loans and SLS Loans made before October 1, 1992, the trigger date is the first day of the enrollment period for which the loan was made. For PLUS Loans and SLS Loans made on or after October 1, 1992, the trigger date is the date of the disbursement of the loan.

    For PLUS Loans or SLS Loans that carry a variable rate, the rate is set annually for 12-month periods, from July 1 through June 30, on the preceding June 1 and is equal to the lesser of:

    - the applicable maximum borrower rate

    AND

    - the sum of:

       - the bond equivalent rate of 1-year Treasury bills or 3-month Treasury bills, as applicable, auctioned at the final auction held before that June 1,

        AND

       - the applicable interest rate margin.

    A holder of a PLUS Loan or SLS Loan is eligible to receive special allowance payments during any quarter if:

    - the borrower rate is set at the maximum borrower rate and

    - the sum of the average of the bond equivalent rates of 3-month Treasury bills auctioned during that quarter and the applicable interest rate margin exceeds the maximum borrower rate.

    REPAYMENT, DEFERMENTS. In 1992, the Higher Education Act was amended to grant to each borrower under an SLS Loan the option to defer repaying principal until he begins to repay his Stafford Loans. Otherwise, borrowers must begin to repay principal of their PLUS Loans and SLS Loans no later than 60 days after the date of disbursement, subject to the deferral and forbearance provisions. The deferral provisions which apply to PLUS Loans and SLS Loans are more limited than those applicable to Stafford Loans. However, borrowers may defer and capitalize repayment of interest during some periods of educational enrollment and periods of unemployment or hardship, as specified under the Act. Further, while interest subsidy payments are not available while repayment is being deferred, interest may be capitalized during the deferral period if the borrower does not pay the interest. Maximum loan repayment periods and minimum payment amounts for PLUS Loans and SLS Loans are the same as those for Stafford Loans.

CONSOLIDATION LOAN PROGRAM

    The Higher Education Act also authorizes a program under which borrowers may consolidate one or more of their student loans into a single Consolidation Loan that is insured and reinsured on a basis similar to Stafford Loans. Consolidation Loans may be made in an amount sufficient to pay outstanding principal, unpaid interest, late charges and collection costs on all federally insured or reinsured student loans incurred under the FFELP that the borrower selects for consolidation, as well as loans made under various other student loan programs and student loans made by different lenders. Under this program, a lender may make a Consolidation Loan to an eligible borrower who requests it so long as the lender holds an outstanding loan of the borrower or the borrower certifies that he has been unable to obtain a Consolidation Loan from the holders of his outstanding student loans. In 1998, the Act was amended to allow a lender to make a Consolidation Loan to a borrower whose loans are held by multiple lenders even if the lender making the Consolidation Loan does not hold any of the borrower's outstanding loans. A borrower who is unable to obtain a Consolidation Loan from an eligible lender or a Consolidation Loan with an income-sensitive repayment plan acceptable to the borrower may obtain a Consolidation Loan under the direct loan program.

    Consolidation Loans that were made on or after July 1, 1994 have no minimum loan amount, although Consolidation Loans for less than $7,500 must be repaid in ten years. Applications for Consolidation Loans received on or after January 1, 1993 but before July 1, 1994 were available only to borrowers who had aggregate outstanding student loan balances of at least $7,500. For applications received before January 1, 1993, Consolidation Loans were available only to borrowers who had aggregate outstanding student loan balances of at least $5,000.

    To obtain a Consolidation Loan, the borrower must be either in repayment status or in a grace period before repayment begins. In addition, for applications received before January 1, 1993, the borrower must not have been delinquent by more than 90 days on any student loan payment; and for applications received on or after January 1, 1993, delinquent or defaulted borrowers are eligible to obtain Consolidation Loans only if they re-enter repayment through loan consolidation.

    In connection with applications received on or after January 1, 1993, borrowers may, within 180 days after the origination of a Consolidation Loan, add additional loans made before the origination of that Consolidation Loan; and in 1998, the Act was amended to permit student loans made within the 180-day period after the date of consolidation to be added to that Consolidation Loan. If the borrower obtains student loans after the Consolidation Loan is originated, except as provided above he may consolidate the new loans and the existing Consolidation Loan into a new Consolidation Loan. After a Consolidation Loan is consolidated with any add-on Consolidation Loans, the interest rate and term of the Consolidation Loan may be recomputed within the parameters permitted by the Act. For applications received on or after January 1, 1993, married couples who agree to be jointly and severally liable will be treated as one borrower for purposes of loan consolidation eligibility. For applications received on or after November 13, 1997, borrowers may include federal direct loans in Consolidation Loans.

    Consolidation Loans bear interest at a rate equal to the greater of the weighted average of the interest rates on the unpaid principal balances of the consolidated loans and 9% for loans originated before July 1, 1994. For Consolidation Loans made on or after July 1, 1994 and for which applications were received before November 13, 1997, the weighted average interest rate are rounded up to the nearest whole percent. Consolidation Loans made on or after July 1, 1994 for which applications were received on or after November 13, 1997 through September 30, 1998 bear interest at the annual variable rate applicable to Stafford Loans subject to a cap of 8.25%. Consolidation Loans for which the application is received on or after October 1, 1998 bear interest at a rate equal to the weighted average interest rate of the loans being consolidated rounded up to the nearest one-eighth of one percent, subject to a cap of 8.25%.

    Interest on Consolidation Loans accrues and, for applications received before January 1, 1993, is paid without interest subsidy by the Department. For Consolidation Loans for which applications were received on or after January 1, 1993, all interest of the borrower is paid during all deferral periods. However, Consolidation Loans for which applications were received on or after August 10, 1993 will only be subsidized if all of the underlying loans being consolidated were subsidized Stafford Loans. Nevertheless, in the case of Consolidation Loans made on or after November 13, 1997, the portion of a Consolidation Loan that is comprised of subsidized Stafford Loans will retain its subsidy benefits during deferral periods. Borrowers may elect to accelerate principal payments without penalty.

    No insurance premium may be charged to a borrower or a lender in connection with a Consolidation Loan. However, a fee may be charged to the lender by a guarantor to cover the costs of increased or extended liability for a Consolidation Loan, and lenders must pay a monthly rebate fee to the Department at an annualized rate of 1.05% on principal of and interest on Consolidation Loans for loans disbursed on or after October 1, 1993, and at an annualized rate of 0.62% for Consolidation Loan applications received between October 1, 1998 and January 31, 1999. The rate for special allowance payments for Consolidation Loans is determined in the same manner as for Stafford Loans.

    A borrower must begin to repay his Consolidation Loan within 60 days after his prior consolidated loans have been discharged. For applications received on or after January 1, 1993, repayment schedule options must include the establishment of graduated or income-sensitive repayment plans, subject to limits applicable to the sum of the Consolidation Loan and the amount of the borrower's other eligible student loans outstanding. The lender may, at its option, include graduated and income-sensitive repayment plans in connection with student loans for which the applications were received before that date. Generally, depending on the total loans outstanding, repayment may be scheduled over periods no less than ten and not more than 25 years. For applications received on or after January 1, 1993, the maximum maturity schedule is 30 years for Consolidation Loans of $60,000 or more.

    All eligible student loans of a borrower paid in full through consolidation are discharged in the consolidation process when the new Consolidation Loan is made.

GUARANTORS UNDER THE FFELP

FEDERAL REIMBURSEMENT AGREEMENTS

    Under the FFELP, guarantors guarantee loans made by eligible lending institutions. Student loans made before October 1, 1993 are guaranteed by guarantors as to 100% of principal and accrued interest against default, death, disability or bankruptcy. Student loans made on or after October 1, 1993 are guaranteed as to 100% of principal and accrued interest against death, disability or bankruptcy and 98% of principal and accrued interest against default. The guarantor is reimbursed by the Secretary of Education for amounts paid to lenders pursuant to agreements for reimbursement.

    Under some circumstances, the Secretary can terminate federal reimbursement contracts or take other actions short of termination to protect the federal interest. See " --Department of Education Oversight" below.

    Under the Higher Education Act and the federal reimbursement contracts, the Secretary of Education currently agrees to reimburse a guarantor for the amounts it expends in the discharge of its guarantee obligation--that is, the unpaid principal balance and accrued interest on the guaranteed loans--as a result of borrower default. The Secretary currently agrees to reimburse each guarantor for:

    - up to 100% of the amounts it expends for guaranteed loans made before October 1, 1993;

    - up to 98% of the amounts it expends for guaranteed loans made on or after October 1, 1993 but before October 1, 1998; and

    - up to 95% of the amounts it expends for guaranteed loans made on or after October 1, 1998.

    The Secretary of Education also agrees to repay 100% of the unpaid principal balance and accrued interest on guaranteed loans that the guarantor expends in discharging its guarantee obligation as a result of the bankruptcy, death or total and permanent disability of a borrower, or in the case of a PLUS Loan, the death of the student on whose behalf the loan was borrowed or, in some circumstances, as a result of school closure, or if a school fails to make a refund of loan proceeds which the school owed to the student's lender.

    Under present practice, after the Secretary reimburses a guarantor for a default claim paid on a guaranteed loan, the guarantor continues to seek repayment from the borrower. However, the Secretary may require that the defaulted guaranteed loans be assigned to the Department of Education. In that case, no further collections activity would be undertaken by the guarantor, and no recoveries could be paid to the guarantor.

    A guarantor may enter into an addendum to its interest subsidy agreement under which the guarantor would refer defaulted guaranteed loans to the Secretary. Those loans would then be reported to the IRS to "offset" any tax refunds which may be due the defaulted borrowers.

ELIGIBILITY FOR FEDERAL REIMBURSEMENT

    To be eligible for federal reimbursement payments, guaranteed loans must be made by an eligible lender under the applicable guarantor's guarantee program and meet the requirements of the regulations issued under the Higher Education Act, including borrower eligibility, loan amount, disbursement, interest rate, repayment period and guarantee fee provisions.

    Generally, these procedures require that the lender process the applicant's completed loan application, determine whether the applicant is an eligible borrower attending an eligible institution, explain to the borrower his responsibilities under the loan, ensure that the promissory note evidencing the loan is executed by the borrower and disburse the loan proceeds as required. After the loan is made, the lender must establish repayment terms with the borrower, properly administer deferrals and forbearances and credit the borrower for payments made. If a borrower becomes delinquent in repaying a loan, a lender must perform collection procedures that vary depending upon the length of time a loan is delinquent. The collection procedures consist primarily of telephone calls, demand letters, skiptracing procedures and requesting assistance from the applicable guarantor.

    A lender may submit a default claim to the guarantor after the related student loan has been delinquent for at least 270 days in most cases. However, if the first day of delinquency occurred before October 7, 1998, the default claim may be submitted after 180 days of delinquency. The lender must submit a default claim package that includes all information and documentation required under the FFELP regulations and the guarantor's policies and procedures. Under current procedures, assuming that the default claim package complies with the guarantor's loan procedures manual and regulations, the guarantor will pay the lender for a default claim within 90 days after the lender has filed its claim, which generally is expected to be 390 days following the date a loan became delinquent. The guarantor will pay the lender interest accrued on the loan for up to 450 days after delinquency. The guarantor must file a reimbursement claim with the Secretary within 45 days after the guarantor has paid the lender for the default claim.

OTHER FEDERAL AGREEMENTS

    In addition to guarantees, qualified Stafford Loans and some Consolidation Loans acquired under the FFELP benefit from federal subsidies. Each guarantor and the Secretary of Education have entered into an interest subsidy agreement, which entitles the holders of eligible loans guaranteed by the guarantor to receive interest subsidy payments from the Secretary on behalf of some students while the student is in school, during the grace period after the student leaves school, and during prescribed deferment periods, in each case subject to the holders' compliance with all the requirements of the Higher Education Act. See "--Stafford Loans--Interest Subsidy Payments" above for a more detailed description of the interest subsidy payments.

REHABILITATION OF DEFAULTED LOANS

    The Secretary of Education is authorized to enter into agreements with the guarantor under which the guarantor may sell defaulted loans that are eligible for rehabilitation to an eligible lender. For a loan to be eligible for rehabilitation, the guarantor must have received consecutive payments for 12 months of amounts owed on the loan. Upon rehabilitation, a loan is eligible for all the benefits under the Higher Education Act that it would have been eligible for had no default occurred. However, no student loan may be rehabilitated more than once.

CHANGES TO FEDERAL AGREEMENTS

    United States Courts of Appeals have held that the federal government, through subsequent legislation, has the right unilaterally to amend the federal reimbursement contracts between the Secretary of Education and the guarantors. Amendments to the Higher Education Act since 1986 have had the following effects:

    - some rights of guarantors under their contracts with the Secretary relating to the repayment of advances from the Secretary were abrogated;

    - the Secretary was authorized to withhold reimbursement payments otherwise due to guarantors until specified amounts of their reserves had been eliminated;

    - new reserve level requirements were added for guarantors; and

    - the Secretary's authority to terminate federal reimbursement contracts and to seize guarantors' reserves was expanded.

    Future legislation could further adversely affect the rights of guarantors under a federal reimbursement contract.

DEPARTMENT OF EDUCATION OVERSIGHT

    The Secretary of Education has oversight powers over guarantors. If the Department of Education determines that a guarantor is unable to meet its insurance obligations, the holders of loans guaranteed by that guarantor may submit claims directly to the Department and the Department is required to pay the full guarantee payments due, in accordance with guarantee claim processing standards no more stringent than those applied by the terminated guarantor. However, the Department's obligation to pay guarantee claims directly in this fashion is contingent upon its making the determination referred to above.

1998 LEGISLATION

    The Higher Education Amendments of 1998, enacted October 7, 1998, made various changes to the Higher Education Act that affected guarantors, including the following:

    - Each guarantor had to establish a federal student loan reserve fund, or "federal fund", and an operating fund before December 7, 1998, that would be funded, invested and used as prescribed by the 1998 legislation.

    - Each guarantor's sources of revenue were modified.

    - Guarantors' additional reserves were recalled.

    - The Secretary of Education and each guarantor may enter into voluntary flexible agreements in lieu of existing agreements.

    The 1998 legislation directs the Secretary of Education to demand that each guarantor participating in the FFELP pay its share of the following amounts held in its federal fund:

    - in fiscal year 2002, an aggregate of $85 million;

    - in fiscal year 2006, an aggregate of $82.5 million; and

    - in fiscal year 2007, an aggregate of $82.5 million.

    The share demanded from each guarantor is determined in accordance with formulas included in Section 422(i) of the Higher Education Act. If a guarantor charges the maximum permitted 1% insurance premium, however, the recall may not result in the depletion of its reserve funds below an amount equal to the amount of lender claim paid during the 90 days before the date of return.