Form 10-Q
period 2000-03-31
SLM HOLDING CORP
filed 2000-05-15
CIK 1032033

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 CLASS                             OUTSTANDING AT MARCH 31, 2000
                 -----                             -----------------------------
      Common Stock, $.20 par value                       156,604,186 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SLM HOLDING CORPORATION
                                   FORM 10-Q
                                     INDEX
                                 MARCH 31, 2000

PART I FINANCIAL INFORMATION
  Item 1. Financial Statements..............................      3
  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................     10
PART II OTHER INFORMATION
  Item 1. Legal Proceedings.................................     28
  Item 2. Changes in Securities.............................     28
  Item 3. Defaults Upon Senior Securities...................     28
  Item 4. Submission of Matters to a Vote of Security
    Holders.................................................     28
  Item 5. Other Information.................................     28
  Item 6. Exhibits and Reports on Form 8-K..................     28
SIGNATURES..................................................     29

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SLM HOLDING CORPORATION
                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Student loans...............................................  $31,927,725   $33,808,867
Warehousing advances........................................      872,836     1,042,695
Academic facilities financings
  Bonds--available-for-sale.................................      632,626       640,498
  Loans.....................................................      389,690       387,267
                                                              -----------   -----------
      Total academic facilities financings..................    1,022,316     1,027,765
Investments
  Available-for-sale........................................    3,087,589     4,396,776
  Held-to-maturity..........................................      890,065       788,180
                                                              -----------   -----------
      Total investments.....................................    3,977,654     5,184,956
Cash and cash equivalents...................................      105,772       589,750
Other assets, principally accrued interest receivable.......    2,328,595     2,370,751
                                                              -----------   -----------
      Total assets..........................................  $40,234,898   $44,024,784
                                                              ===========   ===========
LIABILITIES
Short-term borrowings.......................................  $33,039,012   $37,491,251
Long-term notes.............................................    5,049,865     4,496,267
Other liabilities...........................................    1,019,612       982,469
                                                              -----------   -----------
      Total liabilities.....................................   39,108,489    42,969,987
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES
Minority interest in subsidiary.............................      213,883       213,883

STOCKHOLDERS' EQUITY
Preferred stock, Series A, par value $.20 per share,
  20,000,000 shares authorized, 3,300,000 shares issued at
  stated value of $50 per share.............................      165,000       165,000
Common stock, par value $.20 per share, 250,000,000 shares
  authorized: 186,237,095 and 186,069,619 shares issued,
  respectively..............................................       37,247        37,214
Additional paid-in capital..................................       60,740        62,827
Unrealized gains on investments (net of tax of $159,046 and
  $160,319, respectively)...................................      295,371       297,735
Retained earnings...........................................    1,587,637     1,462,034
                                                              -----------   -----------
Stockholders' equity before treasury stock..................    2,145,995     2,024,810
Common stock held in treasury at cost: 29,632,909 and
  28,493,072 shares, respectively...........................    1,233,469     1,183,896
                                                              -----------   -----------
      Total stockholders' equity............................      912,526       840,914
                                                              -----------   -----------
      Total liabilities and stockholders' equity............  $40,234,898   $44,024,784
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
INTEREST INCOME:
  Student loans.............................................    $667,657      $521,406
  Warehousing advances......................................      16,699        21,856
  Academic facilities financings:
    Taxable.................................................       8,894         9,893
    Tax-exempt..............................................       8,275         9,259
                                                                --------      --------
  Total academic facilities financings......................      17,169        19,152
  Investments...............................................     118,191        52,951
                                                                --------      --------
Total interest income.......................................     819,716       615,365
INTEREST EXPENSE:
  Short-term debt...........................................     573,056       354,791
  Long-term debt............................................      84,791       102,922
                                                                --------      --------
Total interest expense......................................     657,847       457,713
                                                                --------      --------
Net interest income.........................................     161,869       157,652
Less: provision for losses..................................       9,438         7,636
                                                                --------      --------
Net interest income after provision for losses..............     152,431       150,016
                                                                --------      --------
OTHER INCOME:
  Gains on student loan securitizations.....................      42,330            --
  Servicing and securitization revenue......................      62,119        85,871
  Gains (losses) on sales of securities.....................      43,002           (17)
  Other.....................................................      28,140        20,785
                                                                --------      --------
Total other income..........................................     175,591       106,639
                                                                --------      --------
OPERATING EXPENSES:
  Salaries and benefits.....................................      53,871        44,064
  Other.....................................................      42,367        42,204
                                                                --------      --------
Total operating expenses....................................      96,238        86,268
                                                                --------      --------
Income before income taxes and minority interest in net
  earnings of subsidiary....................................     231,784       170,387
                                                                --------      --------
INCOME TAXES:
  Current...................................................     141,361       116,955
  Deferred..................................................     (65,900)      (63,050)
                                                                --------      --------
Total income taxes..........................................      75,461        53,905
Minority interest in net earnings of subsidiary.............       2,674         2,673
                                                                --------      --------
NET INCOME..................................................     153,649       113,809
Preferred stock dividends...................................       2,907            --
                                                                --------      --------
Net income attributable to common stock.....................    $150,742      $113,809
                                                                ========      ========
Basic earnings per share....................................    $   0.96      $   0.70
                                                                ========      ========
Average common shares outstanding...........................     157,197       163,164
                                                                ========      ========
Diluted earnings per share..................................    $   0.93      $   0.69
                                                                ========      ========
Average common and common equivalent shares outstanding.....     162,256       165,679
                                                                ========      ========

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                   PREFERRED             COMMON STOCK SHARES                                    ADDITIONAL
                                     STOCK     ---------------------------------------   PREFERRED    COMMON     PAID-IN
                                    SHARES       ISSUED       TREASURY     OUTSTANDING     STOCK      STOCK      CAPITAL
                                   ---------   -----------   -----------   -----------   ---------   --------   ----------
BALANCE AT DECEMBER 31, 1998.....         --   184,453,866   (20,327,213)  164,126,653   $     --    $36,891      $26,871
  Comprehensive income:
    Net Income...................
    Other comprehensive income,
      Net of tax:................
      Change in unrealized gains
        (losses) on investments,
        net of tax...............
    Comprehensive income.........
    Cash dividends:..............
      Common stock ($.15 per
        share)...................
    Issuance of common shares....                  319,726                     319,726                    64       10,721
    Tax benefit related to
      employee stock option and
      purchase plan..............                                                                                   2,497
    Premiums on equity forward
      Purchase contracts.........                                                                                  (5,989)
    Repurchase of common
      shares.....................                             (1,568,984)   (1,568,984)
                                   ---------   -----------   -----------   -----------   --------    -------      -------
BALANCE AT MARCH 31, 1999........         --   184,773,592   (21,896,197)  162,877,395   $     --    $36,955      $34,100
                                   =========   ===========   ===========   ===========   ========    =======      =======
BALANCE AT DECEMBER 31, 1999.....  3,300,000   186,069,619   (28,493,072)  157,576,547   $165,000    $37,214      $62,827
  Comprehensive income:
    Net income...................
    Other comprehensive income,
      Net of tax:
      Change in unrealized gains
        (losses) on investments,
        net of tax...............
    Comprehensive income.........
    Cash dividends:
      Common stock ($.16 per
        share)...................
      Preferred stock ($.88 per
        share)...................
  Issuance of common shares......                  167,476                     167,476                    33        7,647
  Premiums on equity forward
    purchase contracts...........                                                                                  (9,734)
  Repurchase of common shares....                             (1,139,837)   (1,139,837)
                                   ---------   -----------   -----------   -----------   --------    -------      -------
BALANCE AT MARCH 31, 2000........  3,300,000   186,237,095   (29,632,909)  156,604,186   $165,000    $37,247      $60,740
                                   =========   ===========   ===========   ===========   ========    =======      =======

                                     UNREALIZED                                    TOTAL
                                   GAINS (LOSSES)    RETAINED     TREASURY     STOCKHOLDERS'
                                   ON INVESTMENTS    EARNINGS       STOCK         EQUITY
                                   --------------   ----------   -----------   -------------
BALANCE AT DECEMBER 31, 1998.....     $371,739      $1,060,334   $  (842,209)     $653,626
  Comprehensive income:
    Net Income...................                      113,809                     113,809
    Other comprehensive income,
      Net of tax:................
      Change in unrealized gains
        (losses) on investments,
        net of tax...............      (28,337)                                    (28,337)
                                                                                  --------
    Comprehensive income.........                                                   85,472
    Cash dividends:..............
      Common stock ($.15 per
        share)...................                      (24,423)                    (24,423)
    Issuance of common shares....                                                   10,785
    Tax benefit related to
      employee stock option and
      purchase plan..............                                                    2,497
    Premiums on equity forward
      Purchase contracts.........                                                   (5,989)
    Repurchase of common
      shares.....................                                    (61,618)      (61,618)
                                      --------      ----------   -----------      --------
BALANCE AT MARCH 31, 1999........     $343,402      $1,149,720   $  (903,827)     $660,350
                                      ========      ==========   ===========      ========
BALANCE AT DECEMBER 31, 1999.....     $297,735      $1,462,034   $(1,183,896)     $840,914
  Comprehensive income:
    Net income...................                      153,649                     153,649
    Other comprehensive income,
      Net of tax:
      Change in unrealized gains
        (losses) on investments,
        net of tax...............       (2,364)                                     (2,364)
                                                                                  --------
    Comprehensive income.........                                                  151,285
    Cash dividends:
      Common stock ($.16 per
        share)...................                      (25,139)                    (25,139)
      Preferred stock ($.88 per
        share)...................                       (2,907)                     (2,907)
  Issuance of common shares......                                                    7,680
  Premiums on equity forward
    purchase contracts...........                                                   (9,734)
  Repurchase of common shares....                                    (49,573)      (49,573)
                                      --------      ----------   -----------      --------
BALANCE AT MARCH 31, 2000........     $295,371      $1,587,637   $(1,233,469)     $912,526
                                      ========      ==========   ===========      ========

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
                                                               (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES
  Net income................................................  $     153,649   $     113,809
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Gains on student loan securitizations...................        (42,330)             --
    Gains/losses on sales of securities.....................        (43,002)             17
    Provision for losses....................................          9,438           7,636
    Decrease in accrued interest receivable.................         44,390          76,803
    (Decrease) in accrued interest payable..................         (4,289)        (74,699)
    (Increase) decrease in other assets.....................         (2,900)         11,947
    Increase in other liabilities...........................         42,704         346,840
                                                              -------------   -------------
      Total adjustments.....................................          4,011         368,544
                                                              -------------   -------------
Net cash provided by operating activities...................        157,660         482,353
                                                              -------------   -------------
INVESTING ACTIVITIES
  Student loans purchased...................................     (2,850,410)     (2,959,699)

  Reduction of student loans purchased:
    Installment payments....................................        564,247         868,675
    Claims and resales......................................        128,185         130,588
    Proceeds from securitization of student loans...........      4,079,650              --
    Proceeds from sales of student loans....................         37,110              --
  Warehousing advances made.................................       (262,116)       (263,153)
  Warehousing advance repayments............................        431,975         265,354
  Academic facilities financings made.......................         (9,000)             --
  Academic facilities financings repayments.................         12,398          19,564
  Investments purchased.....................................     (9,995,711)     (3,568,591)
  Proceeds from sale or maturity of investments.............     11,200,348       3,779,297
                                                              -------------   -------------
Net cash provided by (used in) investing activities.........      3,336,676      (1,727,965)
                                                              -------------   -------------
FINANCING ACTIVITIES
  Short-term borrowings issued..............................    173,032,184     104,190,574
  Short-term borrowings repaid..............................   (174,416,718)   (102,303,444)
  Long-term notes issued....................................      3,419,520       5,117,406
  Long-term notes repaid....................................     (5,933,627)     (5,641,387)
  Equity forward contracts and stock issued.................         (2,054)          7,293
  Common stock repurchased..................................        (49,573)        (61,618)
  Common dividends paid.....................................        (25,139)        (24,423)
  Preferred dividends paid..................................         (2,907)             --
                                                              -------------   -------------
Net cash (used in) provided by financing activities.........     (3,978,314)      1,284,401
                                                              -------------   -------------
Net (decrease) increase in cash and cash equivalents........       (483,978)         38,789
Cash and cash equivalents at beginning of year..............        589,750         115,912
                                                              -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $     105,772   $     154,701
                                                              =============   =============
Cash disbursements made for:
      Interest..............................................  $     629,991   $     477,124
                                                              =============   =============
      Income taxes..........................................  $          --   $          --
                                                              =============   =============

          See accompanying notes to consolidated financial statements.

                            SLM HOLDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (INFORMATION AT MARCH 31, 2000 AND FOR THE THREE MONTHS ENDED
                     MARCH 31, 2000 AND 1999 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of SLM Holding Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results for the year ending December 31, 2000.

2. NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133," is effective for the Company's financial statements beginning January 1, 2001. SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for derivative financial instruments that qualify as fair value hedges allows a derivative instrument's gains and losses to offset related fair value changes on the hedged item in the income statement. Derivative financial instruments that qualify as cashflow hedges are reported as an adjustment to stockholders' equity as a component of other comprehensive income and require that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS 133 could result in increased period to period volatility in reported net income. Management is continuing to assess the potential impact of SFAS 133 on the Company's reported results of operations and financial position. The Company will implement the new standard in the first quarter of the year 2001.

    On March 16, 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-7 ("EITF No. 00-7"), "Application of Issue No. 96-13, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,' to Equity Derivative Instruments That Contain Certain Provisions That Require Net Cash Settlement If Certain Events Occur". The EITF announced a consensus that any equity derivative contract that could require net cash settlement (as defined in Issue No. 96-13) must be accounted for as an asset or liability and cannot be included in the permanent equity of the Company. In addition, any equity derivative contracts that could require physical settlement by a cash payment to the counterparty in exchange for the issuer's shares, must be accounted for as temporary equity as defined by the SEC under ASR 268. EITF No. 00-7 is effective immediately for all new contracts entered into after March 16, 2000. For contracts in effect as of March 16, 2000, EITF No. 00-7's effective date is delayed until December 31, 2000 in order to allow

                            SLM HOLDING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         (INFORMATION AT MARCH 31, 2000 AND FOR THE THREE MONTHS ENDED
                     MARCH 31, 2000 AND 1999 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED) companies to amend existing contracts. The Company currently accounts for its equity forward contracts through equity in accordance with EITF Issue
No. 96-13. The Company intends to amend all equity forward contracts in place at March 16, 2000 to satisfy the requirement of EITF No. 00-7 to allow accounting through permanent equity. There can be no assurance, however, that the Company will be successful in its efforts to amend its equity forward contracts. Under such circumstances, or in the event that the Company is unable to terminate such positions, EITF No. 00-7 could materially adversely affect the Company's capital position as well as its reported earnings. Management is continuing to assess the potential impact of EITF No. 00-7 on the Company's reported results of operations and financial position. The Company has not entered into any new contracts after March 16, 2000.

3. ALLOWANCE FOR LOSSES

    The following table summarizes changes in the allowance for losses for the three months ended March 31, 2000, and 1999, respectively.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
BALANCE AT BEGINNING OF YEAR............................  $303,743   $293,185
Additions
  Provisions for losses.................................     9,439      7,636
  Recoveries............................................     2,755        732
Deductions
  Reductions for student loan sales and
    securitizations.....................................    (8,009)         -
  Write-offs............................................    (7,874)    (3,417)
                                                          --------   --------
BALANCE AT END OF PERIOD................................  $300,054   $298,136
                                                          ========   ========

4. STUDENT LOAN SECURITIZATION

    During the first quarter of 2000, the Company securitized $4.0 billion of student loans in two separate transactions and recorded pre-tax securitization gains of $42 million, which was 1.05 percent of the portfolios securitized. In the first quarter of 1999, the Company did not securitize loans and, as a result, no securitization gain was recognized. At March 31, 2000 and December 31, 1999, securitized student loans outstanding totaled $22.8 billion and $19.5 billion, respectively.

5. COMMON STOCK

    Basic earnings per common share are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options

                            SLM HOLDING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         (INFORMATION AT MARCH 31, 2000 AND FOR THE THREE MONTHS ENDED
                     MARCH 31, 2000 AND 1999 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. COMMON STOCK (CONTINUED)
and warrants, determined by the treasury stock method, and equity forwards, determined by the reverse treasury stock method, as follows:

                                                NET INCOME
                                               ATTRIBUTABLE
                                                TO COMMON       AVERAGE     EARNINGS
                                                  STOCK         SHARES      PER SHARE
                                               ------------   -----------   ---------
                                               (THOUSANDS)    (THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2000
Basic EPS....................................    $150,742       157,197       $ .96
Dilutive effect of stock options, warrants
  and equity forwards........................          --         5,059        (.03)
                                                 --------       -------       -----
Diluted EPS..................................    $150,742       162,256       $ .93
                                                 ========       =======       =====
THREE MONTHS ENDED MARCH 31, 1999
Basic EPS....................................    $113,809       163,164       $ .70
Dilutive effect of stock options, warrants
  and equity forwards........................          --         2,515        (.01)
                                                 --------       -------       -----
Diluted EPS..................................    $113,809       165,679       $ .69
                                                 ========       =======       =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

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

    The Company is the nation's largest private source of financing and servicing for education loans in the United States, primarily through its participation in the Federal Family Education Loan Program ("FFELP"), formerly the Guaranteed Student Loan Program. The Company's products and services include student loan purchases and commitments to purchase student loans, as well as operational support to originators of student loans and to post-secondary education institutions and other education-related financial services. The Company also originates, purchases and holds unguaranteed private loans.

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

SELECTED FINANCIAL DATA

CONDENSED STATEMENTS OF INCOME

                                                                 THREE MONTHS
                                                                     ENDED               INCREASE
                                                                MARCH 31, 2000          (DECREASE)
                                                              -------------------   -------------------
                                                                2000       1999        $          %
                                                              --------   --------   --------   --------
Net interest income.........................................   $  162      $158       $  4         3%
Less: provision for losses..................................        9         8          1        24
                                                               ------      ----       ----       ---
Net interest income after provision for losses..............      153       150          3         2
Gains on student loan securitizations.......................       42        --         42       100
Servicing and securitization revenue........................       62        86        (24)      (28)
Other income................................................       71        21         50       243
Operating expenses..........................................       96        86         10        12
Income taxes................................................       75        54         21        40
Minority interest in net earnings of subsidiary.............        3         3         --        --
                                                               ------      ----       ----       ---
NET INCOME..................................................      154       114         40        35
Preferred stock dividends...................................        3        --          3        --
                                                               ------      ----       ----       ---
Net income attributable to common stock.....................   $  151      $114       $ 37        32%
                                                               ======      ====       ====       ===
BASIC EARNINGS PER SHARE....................................   $  .96      $.70       $.26        37%
                                                               ======      ====       ====       ===
DILUTED EARNINGS PER SHARE..................................   $  .93      $.69       $.24        35%
                                                               ======      ====       ====       ===
Dividends per common share..................................   $  .16      $.15       $.01         7%
                                                               ======      ====       ====       ===

CONDENSED BALANCE SHEETS

                                                                                          INCREASE
                                                                                         (DECREASE)
                                                          MARCH 31,   DECEMBER 31,   -------------------
                                                            2000          1999          $          %
                                                          ---------   ------------   --------   --------
ASSETS

Student loans...........................................   $31,928       $33,809     $(1,881)      (6)%
Warehousing advances....................................       873         1,043        (170)     (16)
Academic facilities financings..........................     1,022         1,028          (6)      (1)
Cash and investments....................................     4,083         5,775      (1,692)     (29)
Other assets............................................     2,329         2,370         (41)      (2)
                                                           -------       -------     -------      ---
      Total assets......................................   $40,235       $44,025     $(3,790)      (9)%
                                                           =======       =======     =======      ===

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings...................................   $33,039       $37,491     $(4,452)     (12)%
Long-term notes.........................................     5,050         4,496         554       12
Other liabilities.......................................     1,019           983          36        4
                                                           -------       -------     -------      ---
Total liabilities.......................................    39,108        42,970      (3,862)      (9)
                                                           =======       =======     =======      ===
Minority interest in subsidiary.........................       214           214          --       --
Stockholders' equity before treasury stock..............     2,146         2,025         121        6
Common stock held in treasury at cost...................     1,233         1,184          49        4
                                                           -------       -------     -------      ---
      Total stockholders' equity........................       913           841          72        9
                                                           -------       -------     -------      ---
      Total liabilities and stockholders' equity........   $40,235       $44,025     $(3,790)      (9)%
                                                           =======       =======     =======      ===

RESULTS OF OPERATIONS

EARNINGS SUMMARY

    The Company's "cash basis" net income was $137 million ($.83 diluted earnings per share) for the three months ended March 31, 2000 versus
$119 million ($.72 diluted earnings per share) for the three months ended
March 31, 1999. The Company also reports "core cash basis" net income which further excludes floor income and gains on the sales of investment securities or student loans. For the three months ended March 31, 2000 "core cash basis" net income was $108 million ($.65 diluted earnings per share) versus $92 million ($.55 diluted earnings per share) for the three months ended March 31, 1999. (See "Pro-forma Statements of Income" for a detailed discussion of "cash basis" net income).

    The increase in "core cash basis" net income in the first quarter of 2000 versus the first quarter of 1999 is mainly due to the $6.9 billion increase in the average balance of the Company's managed portfolio of student loans partially offset by higher funding costs. The first quarter 2000 "cash basis" results include $28 million after-tax in gains on sales of securities and an insignificant amount of floor income, compared to no gains on sales of securities and $27 million after-tax floor income in the year-ago quarter.

    For the three months ended March 31, 2000, the Company's net income calculated in accordance with generally accepted accounting principals ("GAAP") was $154 million ($.93 diluted earnings per share), versus net income of $114 million ($.69 diluted earnings per share) in the first quarter of 1999. The increase in GAAP net income in the first quarter of 2000 versus the 1999 first quarter is due to a $4.3 billion increase in the average balance of the Company's on-balance sheet portfolio of student loans and to $28 million in after-tax gains on sales of investment securities partially offset by a decrease in floor revenues of $12 million, after-tax, lower servicing and securitization revenue of $15 million, after-tax, and higher funding costs. Also, during the first quarter of 2000, the Company securitized $4.0 billion of student loans in two transactions and recorded after-tax securitization gains of $28 million. The Company did not securitize any loans in the first quarter of 1999 and as a result no securitization gains were recorded for that quarter.

    During the first quarter of 2000, the Company repurchased 1.1 million common shares through its share repurchase program, leaving outstanding shares at 157 million at March 31, 2000.

NET INTEREST INCOME

    Net interest income is derived largely from the Company's portfolio of student loans that remain on-balance sheet. Additional information regarding the return on the Company's student loan portfolio is set forth under "Student Loans--Student Loan Spread Analysis."

    Taxable equivalent net interest income for the three months ended March 31, 2000 versus the three months ended March 31, 1999 increased by $6 million while the net interest margin decreased by .27 percent. The increase in taxable equivalent net interest income for the three months ended March 31, 2000 was principally due to the $4.3 billion increase in the average balance of student loans over the year-ago quarter. The decrease in the net interest margin for the three months ended March 31, 2000 versus the year-ago quarter was mainly due to the decrease in the student loan spread (discussed in more detail below) and to the increase in the average balance of investments as a percentage of total interest earning assets.

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

                                                 THREE MONTHS ENDED         INCREASE
                                                      MARCH 31,            (DECREASE)
                                                 -------------------   -------------------
                                                   2000       1999        $          %
                                                 --------   --------   --------   --------
Interest income
  Student loans................................    $668       $521       $147        28%
  Warehousing advances.........................      17         22         (5)      (24)
  Academic facilities financings...............      17         19         (2)      (10)
  Investments..................................     118         53         65       123
  Taxable equivalent adjustment................       9          8          1        21
                                                   ----       ----       ----       ---
      Total taxable equivalent interest
        income.................................     829        623        206        33
Interest expense...............................     658        458        200        44
                                                   ----       ----       ----       ---
Taxable equivalent net interest income.........    $171       $165       $  6       (11)%
                                                   ====       ====       ====       ===

AVERAGE BALANCE SHEETS

    The following table reflects the rates earned on earning assets and paid on liabilities for the three months ended March 31, 2000 and 1999.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                -----------------------------------------
                                                       2000                  1999
                                                -------------------   -------------------
                                                BALANCE      RATE     BALANCE      RATE
                                                --------   --------   --------   --------
AVERAGE ASSETS

Student loans.................................   33,766      7.95%    $29,443      7.18%
Warehousing advances..........................    1,006      6.68       1,566      5.66
Academic facilities financings................    1,049      8.29       1,204      8.13
Investments...................................    7,342      6.75       3,711      6.09
                                                -------      ----     -------      ----
Total interest earning assets.................   43,163      7.73%     35,924      7.03%
                                                             ====                  ====
Non-interest earning assets...................    2,371                 2,112
                                                -------               -------
      Total assets............................  $45,534               $38,036
                                                =======               =======

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY

Six month floating rate notes.................  $ 4,914      6.31%    $ 4,097      5.24%
Other short-term borrowings...................   33,056      6.03      24,308      5.04
Long-term notes...............................    5,270      6.47       7,759      5.38
                                                -------      ----     -------      ----
Total interest bearing liabilities............   43,240      6.12%     36,164      5.13%
                                                             ====                  ====
Non-interest bearing liabilities..............    1,419                 1,234
Stockholders' equity..........................      875                   638
                                                -------               -------
      Total liabilities and stockholders'
        equity................................  $45,534               $38,036
                                                =======               =======
Net interest margin...........................               1.60%                 1.87%
                                                             ====                  ====

RATE/VOLUME ANALYSIS

    The Rate/Volume Analysis below shows the relative contribution of changes in interest rates and asset volumes.

                                                                        INCREASE
                                                                       (DECREASE)
                                                       TAXABLE        ATTRIBUTABLE
                                                      EQUIVALENT      TO CHANGE IN
                                                       INCREASE    -------------------
                                                      (DECREASE)     RATE      VOLUME
                                                      ----------   --------   --------
THREE MONTHS ENDED MARCH 31, 2000 VS. THREE MONTHS
  ENDED MARCH 31, 1999
Taxable equivalent interest income..................     $206        $ 66       $140
Interest expense....................................      200          92        108
                                                         ----        ----       ----
Taxable equivalent net interest income..............     $  6        $(26)      $ 32
                                                         ====        ====       ====

STUDENT LOANS

STUDENT LOAN SPREAD ANALYSIS

    The following table analyzes the reported earnings from student loans both on-balance sheet and those off-balance sheet in securitization trusts. The line captioned "Adjusted student loan yields" reflects contractual student loan yields adjusted for the amortization of premiums paid to purchase loan portfolios and the estimated costs of borrower benefits. For student loans off-balance sheet, the Company earns servicing fee revenues over the life of the securitized student loan portfolios. The off-balance sheet information presented in "Securitization Program--Servicing and Securitization Revenue" analyzes the on-going servicing revenue and residual interest earned on the securitized portfolios of student loans. For an analysis of the Company's student loan spread for the entire portfolio of managed student loans on a similar basis to the on-balance sheet analysis, see "'Cash Basis' Student Loan Spread and Net Interest Income."

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
ON-BALANCE SHEET

Adjusted student loan yields..............................     8.34%      7.54%
Consolidation loan rebate fees............................     (.25)      (.22)
Offset fees...............................................     (.14)      (.14)
                                                            -------    -------
Student loan income.......................................     7.95       7.18
Cost of funds.............................................    (6.11)     (5.09)
                                                            -------    -------
Student loan spread.......................................     1.84%      2.09%
                                                            =======    =======
Core student loan spread..................................     1.82%      1.80%
                                                            =======    =======

OFF-BALANCE SHEET

Servicing and securitization revenue......................     1.23%      1.96%
                                                            =======    =======

AVERAGE BALANCES

Student loans.............................................  $33,766    $29,443
Securitized loans.........................................   20,328     17,785
                                                            -------    -------
Managed student loans.....................................  $54,094    $47,228
                                                            =======    =======

    The Company's portfolio of student loans originated under the FFELP has a variety of unique interest rate characteristics. The Company earns interest at the greater of the borrower's rate or a floating rate determined by reference to the average of the weekly auctions of 91-day Treasury bills by the government, plus a fixed spread which is dependent upon when the loan was originated. If the floating rate exceeds the borrower rate, the Department of Education makes a payment directly to the Company based upon the special allowance payment ("SAP") formula established under the Higher Education Act. If the floating rate is less than the rate the borrower is obligated to pay, the Company simply earns interest at the borrower rate. In all cases, the rate a borrower is obligated to pay is the lowest interest rate or the floor that the Company can earn on a student loan. The borrowers' interest rates are either fixed to term or are reset annually on July 1 of each year depending on when the loan was originated.

    The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, either directly or through the use of derivative financial instruments, intended to mimic the interest rate characteristics of the student loans. Such borrowings float over all interest rate ranges. As a result, in periods of declining interest rates, the portfolio of managed student loans may be earning at the borrower rate while the Company's funding costs (exclusive of fluctuations in funding spreads) continue to decline along with Treasury bill rates. When this happens, the difference between the interest earned from the rate paid by the borrower and the interest that would be earned as derived from the SAP formula is referred to as "Floor Revenue". For loans where the borrower's interest rate is fixed to term, declining interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of a declining interest rate environment will only enhance student loan spreads through the next annual reset of the borrower's interest rates, which occurs on July 1 of each year.

    Due to the continued rise in Treasury bill rates since the second quarter of 1999 the Company earned Floor Revenues of $2 million in the first quarter of 2000 versus $21 million of such earnings in the year-ago quarter. Virtually all of the floor income earned in the first quarter of 2000 was from student loans whose borrower rates are fixed to term, while in the first quarter of 1999, $13 million of the floor revenue earned was from student loans whose borrower rates are fixed to term, and $8 million was from student loans whose borrower rates reset annually. The reduction in Floor Revenue decreased the first quarter 2000 on-balance sheet student loan spread by 26 basis points versus the year-ago quarter.

    The Company's match funding of its student loan portfolio on a managed basis affects servicing and securitization revenue in the opposite direction from its effect on the on-balance sheet student loan spread. Specifically, the Company's on-balance sheet use of funding indexed to the July 1999 reset of the 52-week Treasury bill to fund off-balance sheet PLUS student loans decreased servicing and securitization revenue by 8 million versus the prior year due to the rise in Treasury bill rates which increased off-balance sheet funding costs for debt indexed to the 91-day Treasury bill and funding plus loans. The opposite effect occurs on-balance sheet as the Company uses the excess of off-balance sheet 91-day Treasury bill funding to fund on-balance sheet student loans indexed to the 91-day Treasury bill.

    The following table analyzes the ability of the FFELP student loans in the Company's managed student loan portfolio to earn at the minimum borrower interest rate at March 31, 2000 and 1999, based on the last Treasury bill auctions of 5.88 percent and 4.50 percent, respectively, which were applicable to those periods (dollars in billions).

                                           MARCH 31, 2000                   MARCH 31, 1999
                                   ------------------------------   ------------------------------
                                              ANNUALLY                         ANNUALLY
                                    FIXED      RESET                 FIXED      RESET
                                   BORROWER   BORROWER              BORROWER   BORROWER
                                     RATE       RATE      TOTAL       RATE       RATE      TOTAL
                                   --------   --------   --------   --------   --------   --------
Student loans eligible to earn at
  the minimum borrower rate......   $13.1      $29.5      $42.6      $12.1      $ 26.5     $ 38.6
Less notional amount of floor
  interest contracts.............    (5.3)      (3.1)      (8.4)      (4.9)      (14.7)     (19.6)
                                    -----      -----      -----      -----      ------     ------
Net student loans eligible to
  earn at the minimum borrower
  rate...........................   $ 7.8      $26.4      $34.2      $ 7.2      $ 11.8     $ 19.0
                                    =====      =====      =====      =====      ======     ======
Net student loans earning at the
  minimum borrower rate..........   $ 2.1      $  --      $ 2.1      $ 6.6      $ 11.7     $ 18.3
                                    =====      =====      =====      =====      ======     ======

STUDENT LOAN FLOOR REVENUE CONTRACTS

    For the three months ended March 31, 2000 and 1999, the amortization of the upfront payments received from the sale of Floor Revenue Contracts on the Company's on-balance sheet student loans with fixed borrower rates was $5 million and $6 million, respectively, and for Floor Revenue Contracts with annually reset borrower rates was $1 million and $8 million, respectively. At March 31, 2000, unamortized payments received from the sale of Floor Revenue Contracts totaled $20 million, $19 million of which related to contracts on fixed rate loans and $1 million of which related to contracts on annual reset loans. At March 31, 2000, the Company had $5.3 billion of outstanding fixed borrower rate Floor Revenue Contracts which had expiration dates through the year 2003, and $3.1 billion of annually reset borrower rate contracts which expire on July 1, 2000.

ON-BALANCE SHEET FUNDING COSTS

    The Company's borrowings are generally variable-rate indexed principally to the 91-day Treasury bill rate. The following table summarizes the average balance of on-balance sheet debt (by index, after giving effect to the impact of interest rate swaps) for the three months ended March 31, 2000 and 1999 (dollars in millions).

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                           --------------------------------------------
                                                  2000                     1999
                                           -------------------      -------------------
                                           AVERAGE    AVERAGE       AVERAGE    AVERAGE
INDEX                                      BALANCE      RATE        BALANCE      RATE
-----                                      --------   --------      --------   --------
Treasury bill, principally 91-day........  $33,639      6.15%       $28,527      5.11%
LIBOR....................................    1,768      6.02          2,540      4.99
Discount notes...........................    4,647      5.70          3,190      4.80
Fixed....................................    1,422      5.98            875      6.10
Zero coupon..............................      164     11.17            147     11.14
Commercial paper.........................      947      6.25              -         -
Other....................................      653      5.50            885      4.75
                                           -------     -----        -------     -----
Total....................................  $43,240      6.12%       $36,164      5.13%
                                           =======     =====        =======     =====

    The following table details the spreads for the Company's Treasury bill indexed borrowings and London Interbank Offered Rate ("LIBOR") indexed borrowings:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            ---------------------------
                                                              2000               1999
                                                            --------           --------
TREASURY BILL
Weighted average Treasury bill..........................      5.61%              4.68%
Borrowing spread........................................       .54                .43
                                                             -----              -----
Weighted average borrowing rate.........................      6.15%              5.11%
                                                             =====              =====
LIBOR
Weighted average LIBOR..................................      6.24%              5.23%
Borrowing spread........................................      (.22)              (.24)
                                                             -----              -----
Weighted average borrowing rate.........................      6.02%              4.99%
                                                             =====              =====

SECURITIZATION PROGRAM

    During the first quarter of 2000, the Company completed two securitization transactions in which a total of $4.0 billion of student loans were sold to a special purpose finance subsidiary and by that subsidiary to trusts that issued asset-backed securities to fund the student loans to term. During the first quarter of 1999, the Company decided not to enter into securitization transactions due to the turbulence in the global financial markets that persisted after the Russian bond default in August 1998.

GAINS ON STUDENT LOAN SECURITIZATIONS

    For the three months ended March 31, 2000 the Company recorded pre-tax securitization gains of $42 million, which was 1.05 percent of the portfolios securitized, versus no gains in the first quarter of 1999. Gains on future securitizations will continue to vary depending on the size and the loan characteristics of the loan portfolios securitized and the funding costs prevailing in the securitization debt markets.

SERVICING AND SECURITIZATION REVENUE

    The following table summarizes the components of servicing and securitization revenue:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            ----------------------------
                                                              2000                1999
                                                            --------            --------
Servicing revenue less amortization of servicing
  asset.................................................      $ 45                $ 40
Securitization revenue..................................        17                  46
                                                              ----                ----
Total servicing and securitization revenue..............      $ 62                $ 86
                                                              ====                ====

    The decrease in servicing and securitization revenue as a percentage of the average balance of securitized student loans in the first quarter of 2000 versus the first quarter of 1999 is mainly due to the impact of the rise in Treasury bill rates since the second half of 1999, which decreased Floor Revenues from student loans in the trusts by $20 million.

OTHER INCOME

    Other income, exclusive of gains on student loan securitizations and servicing and securitization revenue, totaled $71 million for the three months ended March 31, 2000 versus $21 million for the three months ended March 31, 1999. Other income mainly includes late fees earned on student loans, gains and losses on sales of investment securities, revenue received from servicing third party portfolios of student loans and commitment fees for letters of credit. The increase in other income for the first quarter of 2000 versus the first quarter of 1999 is mainly due to $43 million of gains on sales of investment securities versus none in the year-ago quarter. The Company earned late fees of $11 million in the first quarter of 2000 versus
$8 million in the year-ago quarter.

OPERATING EXPENSES

    The following table summarizes the components of operating expenses:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            ----------------------------
                                                              2000                1999
                                                            --------            --------
Servicing and acquisition expenses......................      $ 60                $ 64
General and administrative expenses.....................        36                  22
                                                              ----                ----
Total operating expenses................................      $ 96                $ 86
                                                              ====                ====

    Operating expenses include costs to service the Company's managed student loan portfolio, operational costs incurred in the process of acquiring student loan portfolios and general and administrative expenses. Operating expenses for the three months ended March 31, 2000 and 1999 were $96 million and $86 million, respectively. Total operating expenses as a percentage of average managed student loans were 72 basis points and 74 basis points for the three months ended March 31, 2000 and 1999, respectively. The increase in general and administrative expenses of $14 million over the year-ago quarter was mainly due to expenses related to Nellie Mae, which the Company acquired in the third quarter of 1999, and to expenses of new business initiatives, specifically, SLM Financial, SLM Solutions, and E-commerce initiatives. The expenses of SLM Solutions includes those of Exeter Software acquired in the fourth quarter of 1999.

STUDENT LOAN PURCHASES

    The following table summarizes the components of the Company's student loan purchase activity:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               ----------------------
                                                                 2000          1999
                                                               --------      --------
Controlled channels......................................       $1,908        $2,208
Other commitment clients.................................          283           316
Spot purchases...........................................          154            27
Consolidations...........................................          208           151
Other....................................................          297           258
                                                                ------        ------
Total....................................................       $2,850        $2,960
                                                                ======        ======

    The Company purchased $2.9 billion of student loans in the first quarter of 2000 compared with $3.0 billion in the year-ago quarter. In connection with the restructuring of the Joint Venture with Chase Manhattan Bank ("Chase") ("Joint Venture"), the Company acquired $1.0 billion of student loans in the first quarter of 1999 that previously represented Chase's one-half interest in those loans.

    In the first quarter of 2000, the Company's controlled channels of loan originations totaled $2.1 billion versus $1.8 billion in the year-ago quarter. The pipeline of loans currently serviced and committed for purchase by the Company was $3.5 billion at March 31, 2000 versus $5.1 billion at March 31, 1999. Included in the pipeline at March 31, 1999 was the remaining $592 million of student loans that represented Chase's one-half interest in student loans co-owned by the Company in the Joint Venture that were committed to the Company in the restructuring of the Joint Venture. These loans were sold to the Company in the second quarter of 1999.

    The Department of Education offers existing FFELP borrowers the opportunity to refinance FFELP loans into the Federal Direct Student Loan Program ("FDSLP") loans. During the three months ended March 31, 2000 and 1999, approximately
$76 million and $312 million, respectively, of the Company's managed student loans were accepted for refinancing into the FDSLP. The relatively high balance in the first quarter of 1999 was the result of legislation passed in 1998 that allowed borrowers to apply for consolidated student loans under the FDSLP at advantages interest rates through January 31, 1999.

    The following table summarizes the activity in the Company's managed portfolio of student loans for the three months ended March 31, 2000 and 1999.

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             ----------------------
                                                               2000          1999
                                                             --------      --------
Beginning balance......................................      $53,276       $46,342
Purchases..............................................        2,850         2,960
Capitalized interest on securitized loans..............          138            89
Repayments, claims, other..............................       (1,303)       (1,300)
Loan sales.............................................          (38)            -
Loans consolidated from SLMH...........................         (187)         (437)
                                                             -------       -------
Ending balance.........................................      $54,736       $47,654
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

    Management believes that, in addition to results of operations as reported in accordance with GAAP, another important performance measure is pro-forma results of operations under the assumption that the securitization transactions are financings and that the securitized student loans were not sold. The following pro-forma statements of income present the Company's results of operations under the assumption that the securitization transactions are treated as financings as opposed to sales of student loans. As such, no gain on sale or subsequent servicing and securitization revenue is recognized. Instead, the earnings of the student loans in the trusts and the related financing costs are reflected over the life of the underlying pool of loans. Management refers to these pro-forma results as "cash basis" statements of income. Management monitors the periodic "cash basis" earnings of the Company's managed student loan portfolio and believes that they assist in a better understanding of the Company's student loan business. The following table presents the "cash basis" statements of income and a reconciliation to net income as reflected in the Company's consolidated statements of income. The Company also reports "core cash basis" net income which excludes the effect of floor income and gains on sales of investment securities and student loans.

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                               -----------------------
                                                                 2000           1999
                                                               --------       --------
"CASH BASIS" STATEMENTS OF INCOME:
Student loans...........................................        $1,079         $ 852
Advances/Facilities/Investments.........................           153            95
                                                                ------         -----
Total interest income...................................         1,232           947
Interest expense........................................          (986)         (692)
                                                                ------         -----
Net interest income.....................................           246           255
Less: provision for losses..............................            14            12
                                                                ------         -----
Net interest income after provision for losses..........           232           243
                                                                ------         -----
Other Income:
  Gains on student loan securitizations.................             -             -
  Servicing and securitization revenue..................             -             -
  Gains on sales of securities..........................            43             -
  Other.................................................            28            21
                                                                ------         -----
Total other income......................................            71            21
Total operating expenses................................            96            86
                                                                ------         -----
Income before taxes and minority interest in net
  earnings of subsidiary................................           207           178
Income taxes............................................            67            56
Minority interest in net earnings of subsidiary.........             3             3
                                                                ------         -----
"Cash basis" net income.................................           137           119
Preferred stock dividends...............................             3             -
                                                                ------         -----
"Cash basis" net income attributable to common stock....        $  134         $ 119
                                                                ======         =====
"Cash basis" diluted earnings per share.................        $  .83         $ .72
                                                                ======         =====
"Core cash basis" net income............................        $  108         $  92
                                                                ======         =====
"Core cash basis" diluted earnings per share............        $  .65         $ .55
                                                                ======         =====

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                2000             1999
                                                              --------         --------
RECONCILIATION OF GAAP NET INCOME TO "CASH BASIS" NET
  INCOME:
GAAP net income...........................................     $ 154            $ 114
                                                               -----            -----
"Cash basis" adjustments:
  Gains on student loan securitizations...................       (42)               -
  Servicing and securitization revenue....................       (62)             (86)
  Net interest income.....................................        84               97
  Provision for losses....................................        (5)              (4)
                                                               -----            -----
Total "cash basis" adjustments............................       (25)               7
Net tax effect (A)........................................         8               (2)
                                                               -----            -----
"Cash basis" net income...................................     $ 137            $ 119
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

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             ----------------------
                                                               2000          1999
                                                             --------      --------
Adjusted student loan yields...........................         8.27%         7.56%
Consolidated loan rebate fees..........................         (.17)         (.15)
Offset fees............................................         (.08)         (.09)
                                                             -------       -------
Student loan income....................................         8.02          7.32
Cost of funds..........................................        (6.24)        (5.16)
                                                             -------       -------
Student loan spread....................................         1.78%         2.16%
                                                             =======       =======

Core student loan spread...............................         1.77%         1.81%
                                                             =======       =======

AVERAGE BALANCES
Student loans..........................................      $54,094       $47,228
                                                             =======       =======

    The decrease in the "cash basis" core student loan spread is mainly due to higher financing spreads, including the impact of offset fees, which decreased the first quarter of 2000 student loan spread by 5 basis points versus the year-ago quarter.

    Due to the continued rise in Treasury bill rates since the second quarter of 1999 the Company earned Floor Revenues of $2 million in the first quarter of 2000 versus $41 million of such earnings in the year-ago quarter. Virtually all of the floor income earned in the first quarter of 2000 was from student loans whose borrower rates are fixed to term, while in the first quarter of 1999, $13 million of the floor revenue earned was from student loans whose borrower rates are fixed to term, and $8 million was from student loans whose borrower rates reset annually. The decrease in the first quarter 2000 Floor Income decreased the "cash basis" student loan spread by 34 basis points versus the year-ago quarter.

    For the three months ended March 31, 2000 and 1999, the amortization of the upfront payments received from the sale of Floor Interest Contracts with annually reset borrower rates was $1 million and $10 million, respectively. The reduced activity in Floor Interest Contracts with annually reset borrower rates is directly related to the rise in Treasury bill rates since the borrower rate reset on July 1. At March 31, 2000, unamortized payments received from the sale of Floor Interest Contracts totaled $20 million, $19 million of which related to contracts on fixed rate loans, and $1 million of which related to contracts on annual reset loans. The $5.3 billion of outstanding fixed borrower rate Floor Interest Contracts at March 31, 2000 have expiration dates through the year 2003, while the $3.1 billion of annually reset borrower rate contracts outstanding at March 31, 2000 expire on July 1, 2000.

    The "cash basis" net interest margin for the first quarters of 2000 and 1999 was 1.62 percent and 1.98 percent, respectively. The decrease in first quarter of 2000 "cash basis" net interest margin versus the first quarter of 1999 is mainly due to the decrease in the student loan spread discussed above and to the increase in average balance of investments as a percentage of total earning assets.

"CASH BASIS" FUNDING COSTS

    The following table details the spreads for the Company's Treasury bill indexed borrowings and London Interbank Offered Rate ("LIBOR") indexed borrowings on a "cash basis":

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
INDEXED BORROWINGS                                              2000       1999
------------------                                            --------   --------
Treasury bill
Weighted average Treasury bill..............................     5.64%      4.63%
Borrowing spread............................................      .61        .54
                                                               ------     ------
Weighted average borrowing rate.............................     6.25%      5.17%
                                                               ======     ======

LIBOR
Weighted average LIBOR......................................     6.25%      5.23%
Borrowing spread............................................      .09       (.24)
                                                               ------     ------
Weighted average borrowing rate.............................     6.34%      4.99%
                                                               ======     ======

FEDERAL AND STATE TAXES

    The Company maintains a portfolio of tax-advantaged assets principally to support education-related financing activities. That portfolio was primarily responsible for the decrease in the effective federal income tax rate from the statutory rate of 35 percent to 33 percent in the first quarter of 2000, and to 32 percent in the first quarter of 1999. The GSE is exempt from all state, local, and District of Columbia income, franchise, sales and use, personal property and other taxes, except for real property taxes. However, this tax exemption applies only to the GSE and does not apply to SLM Holding or its other operating subsidiaries. Under the Privatization Act, the Company's GSE and non-GSE activities are separated, with non-GSE activities being subject to taxation at the state and local level. State taxes were immaterial in the three months ended March 31, 2000 and 1999 as the majority of the Company's business activities were conducted through the GSE.

    As business activity increasingly occurs outside of the GSE, the impact of state and local taxes will increase accordingly. Management expects that ultimately all business activities will occur outside of the GSE, which could increase the Company's effective income tax rate by as much as five percent. The loss of the GSE tax exemption for sales and use and personal property taxes could increase operating costs by one percent.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary requirements for capital are to fund the Company's operations, its purchases of student loans and the repayment of its debt obligations while continuing to meet the GSE's statutory capital adequacy ratio test. The Company's primary sources of liquidity are through debt issuances by its GSE subsidiary, off-balance sheet financings through securitizations, borrowings under its commercial paper program, and cash generated by its subsidiaries' operations and distributed through dividends to the Company.

    The Company's unsecured financing requirements are driven by three principal factors: refinancing of existing liabilities as they mature; financing of student loan portfolio growth; and the Company's level of securitization activity. The lingering effects of the August 1998 Russian bond default has caused funding spreads on both the Company's unsecured debt and its asset-backed securities to remain wider than in recent years. Market conditions for Treasury bill indexed debt improved in the first quarter of 2000 and the Company has begun to lengthen the term of its GSE debt.

    In the first quarter of 2000, the Company completed two securitization transactions totaling $4.0 billion in student loans and issued $3.8 billion in LIBOR-based asset-backed securities. The Company manages the resulting off-balance sheet basis risk with on-balance sheet financing and derivative instruments, principally basis swaps and Eurodollar futures.

    During the first quarter of 2000, the Company used the net proceeds from student loan securitizations of $4.1 billion, net proceeds from the sale or maturity of investments of $1.2 billion, and repayments and claim payments on student loans of $692 million to purchase student loans of $2.9 billion, to reduce total debt by $3.9 billion, and to repurchase $50 million of the Company's common stock.

    Operating activities provided net cash inflows of $158 million in the first quarter of 2000, a decrease of $324 million from the net cash inflows of $482 million in the year-ago quarter.

    During the first quarter of 2000, the Company issued $3.4 billion of long-term notes to refund maturing and repurchased obligations. At March 31, 2000, the Company had $5.0 billion of outstanding long-term debt issues of which $731 million had stated maturities that could be accelerated through call provisions. The Company uses interest rate and foreign currency swaps (collateralized where appropriate), purchases of U.S. Treasury securities and other hedging techniques to reduce its exposure to interest rate and currency fluctuations that arise from its financing activities and to match the variable interest rate characteristics of its earning assets. (See "Interest Rate Risk Management.")

    On January 1, 2000 the GSE's statutory capital adequacy ratio was increased from 2.00 percent to 2.25 percent. At March 31, 2000, the GSE was in compliance with the new ratio with a statutory capital adequacy ratio, after the effect of the dividends to be paid in the second quarter of 2000, of 2.25 percent.

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

    In addition to term match funding, the Company's asset-backed securities generally match the interest rate characteristics of the majority of the student loans in the trusts by being indexed to the 91-day Treasury bill. However, at March 31, 2000, there were approximately $2 billion of PLUS student loans outstanding in the trusts, which have interest rates that reset annually based on the final auction of 52-week Treasury bills before each July 1. The Company manages this basis risk within the trusts through its on-balance sheet financing activities. The effect of this basis risk management is included in the following table as the impact of securitized student loans.

    In the table below the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at March 31, 2000 and is not necessarily reflective of positions that existed throughout the period.

                                                                 INTEREST RATE SENSITIVITY PERIOD
                                                  ---------------------------------------------------------------
                                                             3 MONTHS   6 MONTHS
                                                  3 MONTHS      TO         TO       1 TO 2     2 TO 5     OVER 5
                                                  OR LESS    6 MONTHS    1 YEAR     YEARS      YEARS      YEARS
                                                  --------   --------   --------   --------   --------   --------
ASSETS
Student loans...................................  $29,820    $ 2,108     $   --     $   --     $   --    $    --
Warehousing advances............................      843         15         --         --          1         14
Academic facilities financings..................       22          9         17         98        354        522
Cash and investments............................    2,253         25         20         32         36      1,717
Other assets....................................       26         30         61        106        305      1,801
                                                  -------    -------     ------     ------     ------    -------
    Total assets................................   32,964      2,187         98        236        696      4,054
                                                  -------    -------     ------     ------     ------    -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings...........................   26,803      2,821      3,415         --         --         --
Long-term notes.................................    3,035         12         --      1,097        336        570
Other liabilities...............................       --         --         --         --         --      1,020
Minority interest in subsidiary.................       --         --         --         --         --        214
Stockholders' equity............................       --         --         --         --         --        912
                                                  -------    -------     ------     ------     ------    -------
Total liabilities and
  stockholders' equity..........................   29,838      2,833      3,415      1,097        336      2,716
                                                  -------    -------     ------     ------     ------    -------
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Interest rate swaps.............................   (1,004)    (1,864)     3,047        835         --     (1,014)
Impact of securitized student loans.............   (2,631)     2,631         --         --         --         --
                                                  -------    -------     ------     ------     ------    -------
Total off-balance sheet financial instruments...   (3,635)       767      3,047        835         --     (1,014)
                                                  -------    -------     ------     ------     ------    -------
Period gap......................................  $  (509)   $   121     $ (270)    $  (26)    $  360    $   324
                                                  =======    =======     ======     ======     ======    =======
Cumulative gap..................................  $  (509)   $  (388)    $ (658)    $ (684)    $ (324)   $    --
                                                  =======    =======     ======     ======     ======    =======
Ratio of interest-sensitive assets to
  interest-sensitive liabilities................    110.4%      76.1%       1.1%      11.9%     116.4%     395.3%
                                                  =======    =======     ======     ======     ======    =======
Ratio of cumulative gap to total assets.........      1.3%       1.0%       1.6%       1.7%        .8%        --%
                                                  =======    =======     ======     ======     ======    =======

INTEREST RATE SENSITIVITY ANALYSIS

    The effect of short-term movements in interest rates on the Company's results of operations and financial position has been limited through the Company's risk-management activities. The Company performed a sensitivity analysis to determine the annual effect of a hypothetical increase in 2000 market interest rates of 10 percent on the Company's variable rate assets and liabilities and a hypothetical 10 percent increase in spreads to their underlying index. Based on this analysis there has not been a material change in market risk from December 31, 1999 as reported in the Company's Form 10-K.

AVERAGE TERMS TO MATURITY

    The following table reflects the average terms to maturity for the Company's managed earning assets and liabilities at March 31, 2000:

                      AVERAGE TERMS TO MATURITY (IN YEARS)

                                                       ON-        OFF-
                                                     BALANCE    BALANCE
                                                      SHEET      SHEET     MANAGED
                                                     --------   --------   --------
EARNING ASSETS
Student loans......................................    7.0        4.2        5.9
Warehousing advances...............................    6.4         --        6.4
Academic facilities financings.....................    7.0         --        7.0
Cash and investments...............................    6.9         --        6.9
                                                       ---        ---        ---
Total earning assets...............................    7.0        4.2        6.0
                                                       ---        ---        ---
BORROWINGS
Short-term borrowings..............................     .4         --         .4
Long-term borrowings...............................    3.1        4.2        4.0
                                                       ---        ---        ---
Total borrowings...................................     .7        4.0        2.0
                                                       ---        ---        ---

    In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 6.9 years. As student loans are securitized, the need for long-term on-balance sheet financing will decrease.

COMMON STOCK

    The Company continued to reduce its investment portfolio and to reduce the portfolio of other non-student loan earning assets using the released capital to repurchase the Company's common stock. The Company repurchased 1.1 million shares of common stock during the three months ended March 31, 2000, lowering outstanding shares to 157 million at March 31, 2000. In addition, the Company supplemented its open market common stock purchases during the quarter by entering into equity forward contracts to purchase 1.7 million shares of common stock. At March 31, 2000, the total common shares that could potentially be acquired over the next five years under outstanding equity forward contracts was 22 million, and the Company has remaining authority to enter into additional share repurchases and equity forward contracts for 1.9 million shares.

    The following table summarizes the Company's common share repurchase and equity-forward activity for the three months ended March 31, 2000 and 1999. (All amounts in the tables are common shares in millions.)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
COMMON SHARES REPURCHASED:
    Open market.............................................       --        0.2
    Equity forwards.........................................      1.1        1.4
                                                               ------     ------
Total shares repurchased....................................      1.1        1.6
                                                               ======     ======
Average purchase price per share............................   $43.78     $39.25
                                                               ======     ======
EQUITY FORWARD CONTRACTS:
Outstanding at beginning of year............................     21.4       20.5
New contracts...............................................      1.7        1.5
Exercises...................................................     (1.1)      (1.4)
                                                               ------     ------
Outstanding at end of period................................     22.0       20.6
                                                               ======     ======
Board of director authority at end of period................      1.9       11.1
                                                               ======     ======

    As of March 31, 2000, the expiration dates and range of purchase prices for outstanding equity forward contracts are as follows:

                                                    OUTSTANDING         RANGE OF
YEAR OF MATURITY                                     CONTRACTS        MARKET PRICES
----------------                                    -----------   ---------------------
2000..............................................       2.9      $41.01-$46.13
2001..............................................       8.7      32.11- 46.68
2002..............................................       3.5      42.94- 46.23
2003..............................................       4.0      41.20- 47.50
2004..............................................       2.9      36.04- 45.62
                                                        ----
                                                        22.0
                                                        ====

OTHER RELATED EVENTS AND INFORMATION

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

    All these proposals may be considered by Congress as it continues deliberations on the FY 2001 budget. While the Company does not expect any of these proposals to pass, if they were to pass as proposed, the Company's earnings could be materially adversely affected.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

    (b) Reports on Form 8-K

    The following reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000 or thereafter:

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

                                                       SLM HOLDING CORPORATION
                                                       (Registrant)

                                                       By:             /s/ JOHN F. REMONDI
                                                            -----------------------------------------
                                                                         John F. Remondi
                                                                  SENIOR VICE PRESIDENT, FINANCE
                                                               (Principal Financial and Accounting
                                                               Officer and Duly Authorized Officer)

Date: May 15, 2000