Form 10-K/A
period 1999-12-31
SLM HOLDING CORP
filed 2000-06-14
CIK 1032033

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K/A

                                (AMENDMENT NO. 1)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

         This Amendment No. 1 is filed to include Exhibit 23 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

3.       Exhibits

         The exhibits listed in the Exhibit Index on page 3 to this Amendment No. 1 are filed or incorporated by reference herein.

         (c)  Exhibits.

*2 Agreement and Plan of Reorganization by and among the Student Loan Marketing Association, SLM Holding Corporation, and Sallie Mae Merger Company.

**3.1         Amended and Restated Certificate of Incorporation of the
              Registrant.

**3.2         By-Laws of the Registrant.

**4           Warrant Certificate No. W-2, dated as of August 7, 1997.

*10.1         Board of Director's Restricted Stock Plan.

*10.2         Board of Director's Stock Option Plan.

*10.3         Deferred Compensation Plan for Directors.

*10.4         Incentive Performance Plan.

*10.5         Stock Compensation Plan.

*10.6         1993-1998 Stock Option Plan.

*10.7         Supplemental Pension Plan.

*10.8 Supplemental Employees' Thrift & Savings Plan (Sallie Mae 401(K) Supplemental Savings Plan).

***10.9       Directors Stock Plan.

***10.10      Management Incentive Plan.

*21           Subsidiaries of the Registrant.

+23           Consent of Arthur Andersen LLP.

****27        Financial Data Schedule.

------------------------------

* Incorporated by reference to the correspondingly numbered exhibits to the Registrant's Registration Statement on Form S-4, as amended (File No. 333-21217).

** Incorporated by reference to the correspondingly numbered exhibits to the Registrant's Registration on Form S-1 (File No. 333-38391).

*** Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 10, 1998 (File No. 001-13751).

**** Filed with the Securities and Exchange Commission on March 30, 2000 with the registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

+ Filed with the Securities and Exchange Commission with this Form 10-K/A.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: June 13, 2000

                                     SLM HOLDING CORPORATION

                                     BY: /s/ JOHN F. REMONDI
                                         ----------------------------------
                                     Name:  John F. Remondi
                                     Title:  Senior Vice President, Finance
                                     (Principal Financial and
                                     Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION

*2 Agreement and Plan of Reorganization by and among the Student Loan Marketing Association, SLM Holding Corporation, and Sallie Mae Merger Company.

**3.1         Amended and Restated Certificate of Incorporation of the
              Registrant.

**3.2         By-Laws of the Registrant.

**4           Warrant Certificate No. W-2, dated as of August 7, 1997.

*10.1         Board of Director's Restricted Stock Plan.

*10.2         Board of Director's Stock Option Plan.

*10.3         Deferred Compensation Plan for Directors.

*10.4         Incentive Performance Plan.

*10.5         Stock Compensation Plan.

*10.6         1993-1998 Stock Option Plan.

*10.7         Supplemental Pension Plan.

*10.8 Supplemental Employees' Thrift & Savings Plan (Sallie Mae 401(K) Supplemental Savings Plan).

***10.9       Directors Stock Plan.

***10.10      Management Incentive Plan.

*21           Subsidiaries of the Registrant.

+23           Consent of Arthur Andersen LLP.

****27        Financial Data Schedule.

--------------------------------------

* Incorporated by reference to the correspondingly numbered exhibits to the Registrant's Registration Statement on Form S-4, as amended (File No. 333-21217).

** Incorporated by reference to the correspondingly numbered exhibits to the Registrant's Registration on Form S-1 (File No. 333-38391).

*** Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 10, 1998 (File No. 001-13251).

**** Filed with the Securities and Exchange Commission on March 30, 2000 with the registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

+             Filed with the Securities and Exchange Commission with this Form
              10-K/A.