Form 10-Q
period 2000-06-30
USA EDUCATION INC
filed 2000-08-14
CIK 1032033

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

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT
           OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

               (Amended by Exch Act Rel No. 312905. eff 4/26/93.)
                       Commission File Number: 001-13251

                            ------------------------

                              USA EDUCATION, INC.
                       (formerly SLM Holding Corporation)
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 CLASS                              OUTSTANDING AT JUNE 30, 2000
                 -----                              ----------------------------
      Common Stock, $.20 par value                       155,203,848 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              USA EDUCATION, INC.
                                   FORM 10-Q
                                     INDEX
                                 JUNE 30, 2000

PART I FINANCIAL INFORMATION
  Item 1. Financial Statements..............................      3
  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................     12
PART II OTHER INFORMATION
  Item 1. Legal Proceedings.................................     31
  Item 2. Changes in Securities.............................     31
  Item 3. Defaults Upon Senior Securities...................     31
  Item 4. Submission of Matters to a Vote of Security
    Holders.................................................     31
  Item 5. Other Information.................................     32
  Item 6. Exhibits and Reports on Form 8-K..................     32
SIGNATURES..................................................     33

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              USA EDUCATION, INC.

                          CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Student loans...............................................  $31,436,870   $33,808,867
Warehousing advances........................................      680,351     1,042,695

Academic facilities financings
  Bonds--available-for-sale.................................      597,030       640,498
  Loans.....................................................      365,150       387,267
                                                              -----------   -----------
      Total academic facilities financings..................      962,180     1,027,765
Investments
  Available-for-sale........................................    3,066,533     4,396,776
  Held-to-maturity..........................................      821,821       788,180
                                                              -----------   -----------
      Total investments.....................................    3,888,354     5,184,956
Cash and cash equivalents...................................      256,779       589,750
Other assets, principally accrued interest receivable.......    2,324,952     2,370,751
                                                              -----------   -----------
      Total assets..........................................  $39,549,486   $44,024,784
                                                              ===========   ===========
LIABILITIES
Short-term borrowings.......................................  $30,981,289   $37,491,251
Long-term notes.............................................    6,281,722     4,496,267
Other liabilities...........................................    1,134,581       982,469
                                                              -----------   -----------
  Total liabilities.........................................   38,397,592    42,969,987
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY.............................      213,883       213,883

STOCKHOLDERS' EQUITY
Preferred stock, par value $.20 per share, 20,000,000 shares authorized: 3,300,000 and 3,300,000 shares, respectively,
  issued at stated value of $50 per share...................      165,000       165,000
Common stock, par value $.20 per share, 250,000,000 shares
  authorized: 186,266,879 and 186,069,619 shares issued,
  respectively..............................................       37,253        37,214
Additional paid-in capital..................................       52,742        62,827
Unrealized gains on investments (net of tax of $159,050 and
  $160,319, respectively)...................................      295,378       297,735
Retained earnings...........................................    1,680,283     1,462,034
                                                              -----------   -----------
Stockholders' equity before treasury stock..................    2,230,656     2,024,810
Common stock held in treasury at cost: 31,063,031 and
  28,493,072 shares, respectively...........................    1,292,645     1,183,896
                                                              -----------   -----------
    Total stockholders' equity..............................      938,011       840,914
                                                              -----------   -----------
    Total liabilities and stockholders' equity..............  $39,549,486   $44,024,784
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                              -------------------------   -------------------------
                                                                 2000          1999          2000          1999
                                                              -----------   -----------   -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Interest income:
  Student loans.............................................   $634,465      $570,742     $1,302,122    $1,092,148
  Warehousing advances......................................     11,156        18,403         27,855        40,259
  Academic facilities financings:
    Taxable.................................................     11,135        10,196         20,029        20,089
    Tax-exempt..............................................      7,925         8,867         16,200        18,126
                                                               --------      --------     ----------    ----------
  Total academic facilities financings......................     19,060        19,063         36,229        38,215
  Investments...............................................    142,367        50,019        260,558       102,970
                                                               --------      --------     ----------    ----------
Total interest income.......................................    807,048       658,227      1,626,764     1,273,592
Interest expense:
  Short-term debt...........................................    543,945       402,922      1,117,001       757,713
  Long-term debt............................................    101,462        82,599        186,253       185,521
                                                               --------      --------     ----------    ----------
Total interest expense......................................    645,407       485,521      1,303,254       943,234
                                                               --------      --------     ----------    ----------
Net interest income.........................................    161,641       172,706        323,510       330,358
Less: provision for losses..................................      7,900        13,029         17,338        20,665
                                                               --------      --------     ----------    ----------
Net interest income after provision for losses..............    153,741       159,677        306,172       309,693
                                                               --------      --------     ----------    ----------
Other income:
  Gains on student loan securitizations.....................     26,024         7,913         68,354         7,913
  Servicing and securitization revenue......................     68,548        80,762        130,667       166,633
  Gains on sales of securities..............................        790         1,090         43,792         1,073
  Other.....................................................     29,952        21,866         58,092        42,651
                                                               --------      --------     ----------    ----------
  Total other income........................................    125,314       111,631        300,905       218,270
Operating expenses:
  Salaries and benefits.....................................     47,347        44,950        101,218        89,110
  Other.....................................................     47,697        41,460         90,064        83,568
                                                               --------      --------     ----------    ----------
Total operating expenses....................................     95,044        86,410        191,282       172,678
                                                               --------      --------     ----------    ----------
Income before income taxes and minority interest in net
  earnings of subsidiary....................................    184,011       184,898        415,795       355,285
                                                               --------      --------     ----------    ----------
Income taxes:
  Current...................................................     66,327        46,114        207,689       163,069
  Deferred..................................................     (5,483)       12,447        (71,384)      (50,603)
                                                               --------      --------     ----------    ----------
Total income taxes..........................................     60,844        58,561        136,305       112,466
Minority interest in net earnings of subsidiary.............      2,673         2,674          5,347         5,347
                                                               --------      --------     ----------    ----------
Net income..................................................    120,494       123,663        274,143       237,472
Preferred stock dividends...................................      2,886            --          5,793            --
                                                               --------      --------     ----------    ----------
Net income attributable to common stock.....................   $117,608      $123,663     $  268,350    $  237,472
                                                               ========      ========     ==========    ==========
Basic earnings per share....................................   $    .75      $    .77     $     1.71    $     1.46
                                                               ========      ========     ==========    ==========
Average common shares outstanding...........................    156,090       161,344        156,643       162,249
                                                               ========      ========     ==========    ==========
Diluted earnings per share..................................   $    .73      $    .76     $     1.66    $     1.44
                                                               ========      ========     ==========    ==========
Average common and common equivalent shares outstanding.....    161,969       163,803        162,113       164,736
                                                               ========      ========     ==========    ==========

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                    PREFERRED             COMMON STOCK SHARES                                     ADDITIONAL
                                      STOCK     ----------------------------------------   PREFERRED    COMMON     PAID-IN
                                     SHARES       ISSUED       TREASURY     OUTSTANDING      STOCK      STOCK      CAPITAL
                                    ---------   -----------   -----------   ------------   ---------   --------   ----------
BALANCE AT MARCH 31, 1999.........         --   184,773,592   (21,896,197)   162,877,395   $     --    $36,955    $   34,100
  Comprehensive income:
    Net income....................
    Other comprehensive income,
      net of tax:
      Change in unrealized gains
        (losses) on investments,
        net of tax................
  Comprehensive income............
  Cash dividends:
    Common stock ($.15 per
      share)......................
  Issuance of common shares.......                  202,519                      202,519                    40         7,076
  Premiums on equity forward
    purchase contracts............                                                                                    (6,212)
  Repurchase of common shares.....                             (2,172,006)    (2,172,006)
                                    ---------   -----------   -----------   ------------   --------    -------    ----------
BALANCE AT JUNE 30, 1999..........         --   184,976,111   (24,068,203)   160,907,908   $     --    $36,995    $   34,964
                                    =========   ===========   ===========   ============   ========    =======    ==========

BALANCE AT MARCH 31, 2000.........  3,300,000   186,237,095   (29,632,909)   156,604,186   $165,000    $37,247    $   60,740
  Comprehensive income:
    Net income....................
    Other comprehensive income,
      net of tax:
      Change in unrealized gains
        (losses) on investments,
        net of tax................
  Comprehensive income............
  Cash dividends:
    Common stock ($.16 per
      share)......................
    Preferred stock ($.88 per
      share)......................
  Issuance of common shares.......                   29,784        50,000         79,784                     6         1,247
  Premiums on equity forward
    purchase contracts............                                                                                    (9,245)
  Repurchase of common shares.....                             (1,480,122)    (1,480,122)
                                    ---------   -----------   -----------   ------------   --------    -------    ----------
BALANCE AT JUNE 30, 2000..........  3,300,000   186,266,879   (31,063,031)   155,203,848   $165,000    $37,253    $   52,742
                                    =========   ===========   ===========   ============   ========    =======    ==========

                                    UNREALIZED
                                       GAINS
                                     (LOSSES)                                    TOTAL
                                        ON         RETAINED     TREASURY     STOCKHOLDERS'
                                    INVESTMENTS    EARNINGS       STOCK         EQUITY
                                    -----------   ----------   -----------   -------------
BALANCE AT MARCH 31, 1999.........   $343,402     $1,149,720   $  (903,827)    $ 660,350
  Comprehensive income:
    Net income....................                   123,663                     123,663
    Other comprehensive income,
      net of tax:
      Change in unrealized gains
        (losses) on investments,
        net of tax................    (12,429)                                   (12,429)
                                                                               ---------
  Comprehensive income............                                               111,234
  Cash dividends:
    Common stock ($.15 per
      share)......................                   (24,105)                    (24,105)
  Issuance of common shares.......                                                 7,116
  Premiums on equity forward
    purchase contracts............                                                (6,212)
  Repurchase of common shares.....                                 (89,000)      (89,000)
                                     --------     ----------   -----------     ---------
BALANCE AT JUNE 30, 1999..........   $330,973     $1,249,278   $  (992,827)    $ 659,383
                                     ========     ==========   ===========     =========
BALANCE AT MARCH 31, 2000.........   $295,371     $1,587,637   $(1,233,469)    $ 912,526
  Comprehensive income:
    Net income....................                   120,494                     120,494
    Other comprehensive income,
      net of tax:
      Change in unrealized gains
        (losses) on investments,
        net of tax................          7                                          7
                                                                               ---------
  Comprehensive income............                                               120,501
  Cash dividends:
    Common stock ($.16 per
      share)......................                   (24,962)                    (24,962)
    Preferred stock ($.88 per
      share)......................                    (2,886)                     (2,886)
  Issuance of common shares.......                                   2,366         3,619
  Premiums on equity forward
    purchase contracts............                                                (9,245)
  Repurchase of common shares.....                                 (61,542)      (61,542)
                                     --------     ----------   -----------     ---------
BALANCE AT JUNE 30, 2000..........   $295,378     $1,680,283   $(1,292,645)    $ 938,011
                                     ========     ==========   ===========     =========

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                    PREFERRED             COMMON STOCK SHARES                                     ADDITIONAL
                                      STOCK     ----------------------------------------   PREFERRED    COMMON     PAID-IN
                                     SHARES       ISSUED       TREASURY     OUTSTANDING      STOCK      STOCK      CAPITAL
                                    ---------   -----------   -----------   ------------   ---------   --------   ----------
BALANCE AT DECEMBER 31, 1998......         --   184,453,866   (20,327,213)   164,126,653   $     --    $36,891    $   26,871
  Comprehensive income:
    Net income....................
    Other comprehensive income,
      net of tax:
    Unrealized gains (losses) on
      investments, net of tax.....
  Comprehensive income............
    Cash dividends:...............
  Common stock ($.30 per share)...
  Issuance of common shares.......                  522,245                      522,245                   104        17,797
  Tax benefit related to employee
    stock option and purchase
    plan..........................                                                                                     2,497
  Premiums on equity forward
    purchase contracts............                                                                                   (12,201)
  Repurchase of common shares.....                             (3,740,990)    (3,740,990)
                                    ---------   -----------   -----------   ------------   --------    -------    ----------
BALANCE AT JUNE 30, 1999..........         --   184,976,111   (24,068,203)   160,907,908   $     --    $36,995    $   34,964
                                    =========   ===========   ===========   ============   ========    =======    ==========

BALANCE AT DECEMBER 31, 1999......  3,300,000   186,069,619   (28,493,072)   157,576,547   $165,000    $37,214    $   62,827
  Comprehensive income:
    Net income....................
    Other comprehensive income,
      net of tax:
    Change in unrealized gains
      (losses) on investments, net
      of tax......................
  Comprehensive income............
  Cash dividends:
    Common stock ($.32 per
      share)......................
    Preferred stock ($1.76 per
      share)......................
  Issuance of common shares.......                  197,260        50,000        247,260                    39         8,894
  Premiums on equity forward
    purchase contracts............                                                                                   (18,979)
  Repurchase of common shares.....                             (2,619,959)    (2,619,959)
                                    ---------   -----------   -----------   ------------   --------    -------    ----------
BALANCE AT JUNE 30, 2000..........  3,300,000   186,266,879   (31,063,031)   155,203,848   $165,000    $37,253    $   52,742
                                    =========   ===========   ===========   ============   ========    =======    ==========

                                    UNREALIZED
                                       GAINS
                                     (LOSSES)                                    TOTAL
                                        ON         RETAINED     TREASURY     STOCKHOLDERS'
                                    INVESTMENTS    EARNINGS       STOCK         EQUITY
                                    -----------   ----------   -----------   -------------
BALANCE AT DECEMBER 31, 1998......   $371,739     $1,060,334   $  (842,209)    $ 653,626
  Comprehensive income:
    Net income....................                   237,472                     237,472
    Other comprehensive income,
      net of tax:
    Unrealized gains (losses) on
      investments, net of tax.....    (40,766)                                   (40,766)
                                                                               ---------
  Comprehensive income............                                               196,706
    Cash dividends:...............
  Common stock ($.30 per share)...                   (48,528)                    (48,528)
  Issuance of common shares.......                                                17,901
  Tax benefit related to employee
    stock option and purchase
    plan..........................                                                 2,497
  Premiums on equity forward
    purchase contracts............                                               (12,201)
  Repurchase of common shares.....                                (150,618)     (150,618)
                                     --------     ----------   -----------     ---------
BALANCE AT JUNE 30, 1999..........   $330,973     $1,249,278   $  (992,827)    $ 659,383
                                     ========     ==========   ===========     =========
BALANCE AT DECEMBER 31, 1999......   $297,735     $1,462,034   $(1,183,896)    $ 840,914
  Comprehensive income:
    Net income....................                   274,143                     274,143
    Other comprehensive income,
      net of tax:
    Change in unrealized gains
      (losses) on investments, net
      of tax......................     (2,357)                                    (2,357)
                                                                               ---------
  Comprehensive income............                                               271,786
  Cash dividends:
    Common stock ($.32 per
      share)......................                   (50,101)                    (50,101)
    Preferred stock ($1.76 per
      share)......................                    (5,793)                     (5,793)
  Issuance of common shares.......                                   2,366        11,299
  Premiums on equity forward
    purchase contracts............                                               (18,979)
  Repurchase of common shares.....                                (111,115)     (111,115)
                                     --------     ----------   -----------     ---------
BALANCE AT JUNE 30, 2000..........   $295,378     $1,680,283   $(1,292,645)    $ 938,011
                                     ========     ==========   ===========     =========

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                SIX MONTHS ENDED JUNE 30,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
                                                               (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES
Net income..................................................  $     274,143   $     237,472
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Gains on student loan securitizations.....................        (68,354)         (7,913)
  Gains on sales of securities..............................        (43,792)         (1,073)
  Provision for losses......................................         17,338          20,665
  Decrease (increase) in accrued interest receivable........         27,206         (88,721)
  Increase (decrease) in accrued interest payable...........          6,857         (15,309)
  (Increase) decrease in other assets.......................         (2,781)         31,908
  Increase in other liabilities.............................        146,523         120,086
                                                              -------------   -------------
  Total adjustments.........................................         82,997          59,643
                                                              -------------   -------------
Net cash provided by operating activities...................        357,140         297,115
                                                              -------------   -------------
INVESTING ACTIVITIES
Insured student loans purchased.............................     (5,558,685)     (6,451,143)
Reduction of insured student loans purchased:
  Installment payments......................................      1,046,026       1,632,028
  Claims and resales........................................        250,775         270,064
  Proceeds from securitization of student loans.............      6,627,425       1,014,982
  Proceeds from sales of student loans......................        124,225              --
Warehousing advances made...................................       (436,588)       (314,279)
Warehousing advance repayments..............................        798,932         657,555
Academic facilities financings made.........................        (10,000)        (29,987)
Academic facilities financings reductions...................         72,650          86,546
Investments purchased.......................................    (17,641,361)     (6,168,361)
Proceeds from sale or maturity of investments...............     18,935,686       6,575,217
                                                              -------------   -------------
Net cash provided by (used in) investing activities.........      4,209,085      (2,727,378)
                                                              -------------   -------------
FINANCING ACTIVITIES
Short-term borrowings issued................................    328,090,112     269,023,264
Short-term borrowings repaid................................   (331,465,504)   (266,841,347)
Long-term notes issued......................................      5,549,013       6,422,085
Long-term notes repaid......................................     (6,898,128)     (6,043,709)
Equity forward contracts and stock issued...................         (7,680)          8,197
Common stock repurchased....................................       (111,115)       (150,618)
Common dividends paid.......................................        (50,101)        (48,528)
Preferred dividends paid....................................         (5,793)             --
                                                              -------------   -------------
Net cash (used in) provided by financing activities.........     (4,899,196)      2,369,344
                                                              -------------   -------------
Net decrease in cash and cash equivalents...................       (332,971)        (60,919)
Cash and cash equivalents at beginning of period............        589,750         115,912
                                                              -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $     256,779   $      54,993
                                                              =============   =============
Cash disbursements made for:
  Interest..................................................  $   1,181,659   $     828,418
                                                              =============   =============
  Income taxes..............................................  $      50,000   $     163,500
                                                              =============   =============

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (INFORMATION AT JUNE 30, 2000 AND FOR THE THREE AND SIX MONTHS ENDED
                      JUNE 30, 2000 AND 1999 IS UNAUDITED)
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of USA Education, Inc. (the "Company"), formerly SLM Holding Corporation, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000.

2. NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133," and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is effective for the Company's financial statements beginning January 1, 2001. SFAS 133, as amended, requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for derivative financial instruments that qualify as fair value hedges allows a derivative instrument's gains and losses to offset related fair value changes on the hedged item in the income statement. Derivative financial instruments that qualify as cashflow hedges are reported as adjustments to stockholders' equity as a component of other comprehensive income and require that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS 133 could result in increased period to period volatility in reported net income. Management is continuing to assess the potential impact of SFAS 133 on the Company's reported results of operations and financial position. The Company will implement the new standard in the first quarter of the year 2001.

    On March 16, 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-7 ("EITF No. 00-7"), "Application of Issue No. 96-13, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,' to Equity Derivative Instruments That Contain Certain Provisions That Require Net Cash Settlement If Certain Events Occur." The EITF announced a consensus that any equity derivative contract that could require net cash settlement (as defined in Issue No. 96-13) must be accounted for as an asset or liability and cannot be included in the permanent equity of the Company. In addition, any equity derivative contracts that could require physical settlement by a cash payment to the counterparty in exchange for the issuer's shares, must be accounted for as temporary equity as defined by the SEC under Accounting Series Release (ASR)

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      (INFORMATION AT JUNE 30, 2000 AND FOR THE THREE AND SIX MONTHS ENDED
                      JUNE 30, 2000 AND 1999 IS UNAUDITED)
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)
No. 268, "Presentation in Financial Statements of 'Redeemable Preferred Stocks.' " EITF No. 00-7 is effective immediately for all new contracts entered into after March 16, 2000. For contracts in effect as of March 16, 2000, EITF No. 00-7's effective date is delayed until December 31, 2000 in order to allow companies to amend existing contracts. The EITF met on July 19, 2000 to discuss various issues and questions concerning EITF No. 00-7. Following that meeting, the EITF issued EITF Issue No. 00-19 ("EITF No. 00-19"), "Determination of Whether Share Settlement is within the Control of the Issuer for Purposes of Applying Issue No. 96-13." The primary focus of EITF No. 00-19 would be to ensure that the counterparty to the contract receives the same choices as any other common equity holder. While the EITF did not reach a conclusion on this issue, they did tentatively extend the effective date for EITF No. 00-7 to June 30, 2001, for contracts in effect as of March 16, 2000.

    The Company currently accounts for its equity forward contracts through equity in accordance with EITF Issue No. 96-13. The Company intends to amend all equity forward contracts in place at March 16, 2000 to satisfy the requirements of EITF No. 00-7 and EITF No. 00-19 to allow accounting through permanent equity. There can be no assurance, however, that the Company will be successful in its efforts to amend its equity forward contracts. Under such circumstances, or in the event that the Company is unable to terminate such positions, EITF
No. 00-7 and EITF No. 00-19 could materially adversely affect the Company's capital position as well as its reported earnings. Management is continuing to assess the potential impact of EITF No. 00-7 and EITF No. 00-19 on the Company's reported results of operations and financial position. As of June 30, 2000, the Company had not entered into any new contracts after March 16, 2000.

3. ALLOWANCE FOR LOSSES

    The following table summarizes changes in the allowance for losses for the three and six months ended June 30, 2000 and 1999, respectively. Certain reclassifications have been made to the balances as of June 30, 1999 to be consistent with classifications adopted for June 30, 2000.

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
BALANCE AT BEGINNING OF PERIOD......................  $300,054   $298,136   $303,743   $293,185
Additions
  Provisions for losses.............................     7,900     13,029     17,338     20,665
  Recoveries........................................       631      1,429      3,386      2,161
Deductions
  Reductions for sales of student loans.............    (4,960)    (1,067)   (12,969)    (1,067)
  Write-offs........................................   (12,870)   (12,823)   (20,743)   (16,240)
                                                      --------   --------   --------   --------
BALANCE AT END OF PERIOD............................  $290,755   $298,704   $290,755   $298,704
                                                      ========   ========   ========   ========

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      (INFORMATION AT JUNE 30, 2000 AND FOR THE THREE AND SIX MONTHS ENDED
                      JUNE 30, 2000 AND 1999 IS UNAUDITED)
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. STUDENT LOAN SECURITIZATION

    For the three months ended June 30, 2000 and 1999, the Company securitized $2.5 billion and $1.0 billion, respectively, of student loans and recorded pre-tax gains of $26 million and $8 million, respectively. For the six months ended June 30, 2000 and 1999, the Company securitized $6.5 billion and $1.0 billion, respectively, of student loans and recorded pre-tax gains of $68 million and $8 million, respectively. At June 30, 2000 and December 31, 1999, securitized student loans outstanding totaled $24.5 billion and $19.5 billion, respectively.

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

                                                               NET INCOME
                                                              ATTRIBUTABLE
                                                               TO COMMON      AVERAGE    EARNINGS
                                                                 STOCK        SHARES     PER SHARE
                                                              ------------   ---------   ---------
THREE MONTHS ENDED JUNE 30, 2000
Basic earnings per share....................................   $ 117,608      156,090      $.75
Dilutive effect of stock options, warrants and equity
  forwards..................................................          --        5,879      (.02)
                                                               ---------      -------      ----
Diluted earnings per share..................................   $ 117,608      161,969      $.73
                                                               =========      =======      ====
THREE MONTHS ENDED JUNE 30, 1999
Basic earnings per share....................................   $ 123,663      161,344      $.77
Dilutive effect of stock options, warrants and equity
  forwards..................................................          --        2,459      (.01)
                                                               ---------      -------      ----
Diluted earnings per share..................................   $ 123,663      163,803      $.76
                                                               =========      =======      ====

                                                               NET INCOME
                                                              ATTRIBUTABLE
                                                               TO COMMON      AVERAGE    EARNINGS
                                                                 STOCK        SHARES     PER SHARE
                                                              ------------   ---------   ---------
SIX MONTHS ENDED JUNE 30, 2000
Basic earnings per share....................................    $268,350      156,643      $1.71
Dilutive effect of stock options, warrants and equity
  forwards..................................................          --        5,470       (.05)
                                                                --------      -------      -----
Diluted earnings per share..................................    $268,350      162,113      $1.66
                                                                ========      =======      =====
SIX MONTHS ENDED JUNE 30, 1999
Basic earnings per share....................................    $237,472      162,249      $1.46
Dilutive effect of stock options, warrants, and equity
  forwards..................................................          --        2,487       (.02)
                                                                --------      -------      -----
Diluted earnings per share..................................    $237,472      164,736      $1.44
                                                                ========      =======      =====

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      (INFORMATION AT JUNE 30, 2000 AND FOR THE THREE AND SIX MONTHS ENDED
                      JUNE 30, 2000 AND 1999 IS UNAUDITED)
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. SUBSEQUENT EVENTS

    Effective as of July 7, 2000, the Company completed the acquisition of Student Loan Funding Resources, Inc. ("SLFR") from the Thomas J. Conlan Education Foundation for $117 million in cash. SLFR is the eighth largest holder of federal student loans in the nation with a $3 billion portfolio.

    Effective as of July 31, 2000, the Company completed the acquisition of the guarantee servicing, student loan servicing and secondary market operations of USA Group, Inc. The Company did not acquire the operations of the sellers' affiliates, USA Group Funds, Inc. and Secondary Market Services--Hawaii. The acquisition price was $770 million in cash and stock.

    Also effective as of July 31, 2000, SLM Holding Corporation was renamed USA Education, Inc. The Company's New York Stock Exchange ticker symbol remained "SLM."

    On August 11, 2000, President Clinton announced three proposals concerning student loans. The first proposal would forgive up to $5,000 in both Federal Family Education Loan Program loans and Federal Direct Student Loans for teachers who teach in needy schools for five consecutive years. At least one of the years in the classroom must have begun after September 1998. The program would take effect July 1, 2001. The second proposal would grant students and parents who hold Federal Direct Student Loans an immediate rebate on their interest equal to 1.5% of the loan. To retain this benefit, the students or parents must make the first 12 payments on time. The third proposal would reduce the interest rate by .80% on Federal Direct Consolidation Loans for borrowers who consolidate their loans in the direct student loan program. To retain this benefit, the students must also make the first 12 payments on time. The availability of the reduced borrower interest rates on Federal Direct Consolidation Loans may increase the likelihood that a Federal Family Education Loan Program loan managed by the Company will be prepaid from the proceeds of such loans. While the Company intends to monitor the impact of these proposals on the Company's results of operations, at this time, based upon experience with like proposals, the Company believes that the financial impact to the Company resulting from these proposals will not be materially adverse.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

OVERVIEW

    SLM HOLDING CORPORATION ("SLM HOLDING") WAS FORMED ON FEBRUARY 3, 1997 AS A WHOLLY OWNED SUBSIDIARY OF THE STUDENT LOAN MARKETING ASSOCIATION (THE "GSE"). ON AUGUST 7, 1997, PURSUANT TO THE STUDENT LOAN MARKETING ASSOCIATION REORGANIZATION ACT OF 1996 (THE "PRIVATIZATION ACT") AND APPROVAL BY SHAREHOLDERS OF AN AGREEMENT AND PLAN OF REORGANIZATION, THE GSE WAS REORGANIZED INTO A SUBSIDIARY OF SLM HOLDING (THE "REORGANIZATION"). EFFECTIVE AS OF
JULY 31, 2000, SLM HOLDING CORPORATION WAS RENAMED USA EDUCATION, INC. UPON THE COMPLETION OF THE ACQUISITION OF THE GUARANTEE SERVICING, STUDENT LOAN SERVICING AND SECONDARY MARKET OPERATIONS OF USA GROUP, INC. ("USA GROUP"). THE COMPANY DID NOT ACQUIRE THE OPERATIONS OF THE SELLERS' AFFILIATES, USA GROUP
FUNDS, INC. AND SECONDARY MARKET SERVICES--HAWAII. USA EDUCATION, INC. IS A HOLDING COMPANY THAT OPERATES THROUGH A NUMBER OF SUBSIDIARIES INCLUDING THE GSE. REFERENCES HEREIN TO THE "COMPANY" REFER TO THE GSE AND ITS SUBSIDIARIES FOR PERIODS PRIOR TO THE REORGANIZATION AND TO USA EDUCATION, INC. AND ITS SUBSIDIARIES FOR PERIODS AFTER THE REORGANIZATION.

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

    Set forth below is Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company for the three and six months ended June 30, 2000 and 1999. This section should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 1997-99 presented in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. All dollar amounts are in millions, except per share amounts or as otherwise noted.

SELECTED FINANCIAL DATA

CONDENSED STATEMENTS OF INCOME

                                          THREE MONTHS                                   SIX MONTHS
                                              ENDED               INCREASE                  ENDED               INCREASE
                                            JUNE 30,             (DECREASE)               JUNE 30,             (DECREASE)
                                       -------------------   -------------------     -------------------   -------------------
                                         2000       1999        $          %           2000       1999        $          %
                                       --------   --------   --------   --------     --------   --------   --------   --------
Net interest income..................    $162       $173      $ (11)       (6)%       $ 323      $ 331      $  (8)       (2)%
Less: provision for losses...........       8         13         (5)      (39)           17         21         (4)      (16)
                                         ----       ----      -----       ---         -----      -----      -----       ---
Net interest income after provision
  for losses.........................     154        160         (6)       (4)          306        310         (4)       (1)
Gains on student loan
  securitizations....................      26          8         18       229            68          8         60       764
Servicing and securitization
  revenue............................      69         81        (12)      (15)          131        167        (36)      (22)
Other income.........................      30         22          8        34           102         42         60       133
Operating expenses...................      95         86          9        10           191        173         18        11
Income taxes.........................      61         58          3         4           136        112         24        21
Minority interest in net earnings of
  subsidiary.........................       3          3         --        --             6          5          1        --
                                         ----       ----      -----       ---         -----      -----      -----       ---
Net income...........................     120        124         (4)       (3)          274        237         37        15
Preferred dividends..................       3         --          3       100             6         --          6       100
                                         ----       ----      -----       ---         -----      -----      -----       ---
Net income attributable to common
  stock..............................    $117       $124      $  (7)       (5)%       $ 268      $ 237      $  31        13%
                                         ====       ====      =====       ===         =====      =====      =====       ===
Basic earnings per share.............    $.75       $.77      $(.02)       (2)%       $1.71      $1.46      $ .25        17%
                                         ====       ====      =====       ===         =====      =====      =====       ===
Diluted earnings per share...........    $.73       $.76      $(.03)       (4)%       $1.66      $1.44      $ .22        15%
                                         ====       ====      =====       ===         =====      =====      =====       ===
Dividends per share..................    $.16       $.15      $ .01         7 %       $ .32      $ .30      $ .02         7%
                                         ====       ====      =====       ===         =====      =====      =====       ===

CONDENSED BALANCE SHEETS

                                                                                         INCREASE
                                                                                        (DECREASE)
                                                          JUNE 30,   DECEMBER 31,   -------------------
                                                            2000         1999          $          %
                                                          --------   ------------   --------   --------
ASSETS
Student loans...........................................  $31,437       $33,809     $(2,372)      (7)%
Warehousing advances....................................      680         1,043        (363)     (35)
Academic facilities financings..........................      962         1,028         (66)      (6)
Cash and investments....................................    4,145         5,775      (1,630)     (28)
Other assets............................................    2,326         2,370         (44)      (2)
                                                          -------       -------     -------      ---
Total assets............................................  $39,550       $44,025     $(4,475)     (10)%
                                                          =======       =======     =======      ===
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings...................................  $30,981       $37,491     $(6,510)     (17)%
Long-term notes.........................................    6,282         4,496       1,786       40
Other liabilities.......................................    1,135           983         152       15
                                                          -------       -------     -------      ---
Total liabilities.......................................   38,398        42,970      (4,572)     (11)
                                                          -------       -------     -------      ---
Minority interest in subsidiary.........................      214           214           -        -
Stockholders' equity before treasury stock..............    2,231         2,025         206       10
Common stock held in treasury at cost...................    1,293         1,184         109        9
                                                          -------       -------     -------      ---
Total stockholders' equity..............................      938           841          97       12
                                                          -------       -------     -------      ---
Total liabilities and stockholders' equity..............  $39,550       $44,025     $(4,475)     (10)%
                                                          =======       =======     =======      ===

RESULTS OF OPERATIONS

EARNINGS SUMMARY

    For the three months ended June 30, 2000, the Company's "core cash basis" net income was $116 million ($.70 diluted earnings per share), versus "core cash basis" net income of $96 million ($.58 diluted earnings per share) in the second quarter of 1999. For the six months ended June 30, 2000, the Company's "core cash basis" net income was $224 million ($1.34 diluted earnings per share) versus $188 million ($1.14 diluted earnings per share) for the six months ended June 30, 1999. "Core cash basis" results measure only the recurring earnings of the Company. Accordingly, securitization transactions are treated as financings, not sales, and thereby gains on such sales are eliminated. In addition, the effect of floor revenue and certain one-time gains on sales of investment securities and student loans are also excluded from net income calculated in accordance with generally accepted accounting principles ("GAAP"). See "Pro-forma Statements of Income" for a detailed discussion of "core cash basis" net income.

    The increase in "core cash basis" net income in the second quarter of 2000 versus the second quarter of 1999 is mainly due to the $6.6 billion increase in the average balance of the Company's managed portfolio of student loans partially offset by higher funding costs. For the six months ended June 30, 2000, the increase in "core cash basis" net income versus the year-ago period is mainly due to the $6.7 billion increase in the average balance of the Company's managed portfolio of student loans, partially offset by higher funding costs.

    For the three months ended June 30, 2000, the Company's GAAP net income was $120 million ($.73 diluted earnings per share), versus GAAP net income of $124 million ($.76 diluted earnings per share) in the second quarter of 1999. The decrease in GAAP net income in the second quarter of 2000 versus the year-ago quarter is mainly due to a decrease in after-tax floor revenue of $16 million, lower after-tax servicing and securitization revenue of $8 million, and higher funding costs, partially offset by an increase in after-tax securitization gains of $12 million. For the six months ended
June 30, 2000, the Company's GAAP net income was $274 million ($1.66 diluted earnings per share), versus GAAP net income of $237 million ($1.44 diluted earnings per share) for the six months ended June 30, 1999. The increase in year-to-date 2000 GAAP net income versus year-to-date 1999 GAAP net income is due to a $1.9 billion increase in the average balance of the Company's on-balance sheet portfolio of student loans, an increase of $39 million in after-tax securitization gains, and an increase of $28 million in after-tax gains on sales of investment securities. The increase in GAAP net income for the first six months of 2000 versus the year-ago period is partially offset by a decrease in after-tax floor revenue of $28 million, lower after-tax servicing and securitization revenue of $23 million, and higher funding costs.

    For the six months ended June 30, 2000, the Company repurchased 2.6 million common shares through its share repurchase program, leaving outstanding shares at 155 million at June 30, 2000.

NET INTEREST INCOME

    Net interest income is derived largely from the Company's portfolio of student loans that remain on-balance sheet. Additional information regarding the return on the Company's student loan portfolio is set forth under "Student Loans--Student Loan Spread Analysis."

    Taxable equivalent net interest income for the three months ended June 30, 2000 versus the three months ended June 30, 1999 decreased by $11 million while the net interest margin decreased by .27 percent. The $19 million decrease in taxable equivalent net interest income attributable to the change in rates for the three months ended June 30, 2000 versus the three months ended June 30, 1999 was principally due to the decrease in floor revenue and the student loan spread (discussed in more detail below). The decrease in taxable equivalent net interest income was partially offset by the $5.1 billion increase in the average balance of investments over the year-ago quarter.

    Taxable equivalent net interest income for the six months ended June 30, 2000 versus the six months ended June 30, 1999 decreased by $5 million while the net interest margin decreased by .27 percent. The $42 million decrease in taxable equivalent net interest income attributable to the change in rates for the six months ended June 30, 2000 versus the six months ended June 30, 1999 was principally due to the decrease in floor revenue and the student loan spread (discussed in more detail below), partially offset by the $4.4 billion increase in the average balance of investments over the year-ago period.

TAXABLE EQUIVALENT NET INTEREST INCOME

    The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal corporate tax rate of 35 percent.

                                            THREE MONTHS                                 SIX MONTHS
                                                ENDED               INCREASE                ENDED               INCREASE
                                              JUNE 30,             (DECREASE)             JUNE 30,             (DECREASE)
                                         -------------------   -------------------   -------------------   -------------------
                                           2000       1999        $          %         2000       1999        $          %
                                         --------   --------   --------   --------   --------   --------   --------   --------
Interest income
  Student loans........................    $634       $571       $ 63        11%      $1,302     $1,092      $210        19%
  Warehousing advances.................      11         18         (7)      (39)          28         40       (12)      (31)
  Academic facilities financings.......      19         19         --        --           36         38        (2)       (5)
  Investments..........................     143         50         93       185          261        103       158       153
  Taxable equivalent adjustment........       8          8         --        (1)          17         16         1        10
                                           ----       ----       ----       ---       ------     ------      ----       ---
Total taxable equivalent interest
  income...............................     815        666        149        22        1,644      1,289       355        28
Interest expense.......................     645        485        160        33        1,303        943       360        38
                                           ----       ----       ----       ---       ------     ------      ----       ---
Taxable equivalent net interest
  income...............................    $170       $181       $(11)       (6)%     $  341     $  346      $ (5)       (2)%
                                           ====       ====       ====       ===       ======     ======      ====       ===

AVERAGE BALANCE SHEETS

    The following table reflects the rates earned on earning assets and paid on liabilities for the three and six months ended June 30, 2000 and 1999.

                                               THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                        -----------------------------------------   -----------------------------------------
                                               2000                  1999                  2000                  1999
                                        -------------------   -------------------   -------------------   -------------------
                                        BALANCE      RATE     BALANCE      RATE     BALANCE      RATE     BALANCE      RATE
                                        --------   --------   --------   --------   --------   --------   --------   --------
AVERAGE ASSETS
  Student loans.......................  $31,272      8.16%    $31,868      7.18%    $32,519      8.05%    $30,662      7.18%
  Warehousing advances................      653      6.87       1,328      5.56         829      6.75       1,446      5.61
  Academic facilities financings......    1,010      9.29       1,165      8.20       1,030      8.78       1,185      8.17
  Investments.........................    8,453      6.94       3,383      6.31       7,898      6.85       3,546      6.19
                                        -------      ----     -------      ----     -------      ----     -------      ----
Total interest earning assets.........   41,388      7.92%     37,744      7.08%     42,276      7.82%     36,839      7.06%
                                                     ====                  ====                  ====                  ====
Non-interest earning assets...........    2,127                 1,894                 2,249                 2,003
                                        -------               -------               -------               -------
Total assets..........................  $43,515               $39,638               $44,525               $38,842
                                        =======               =======               =======               =======
AVERAGE LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Six month floating rate notes.......  $ 4,393      6.35%    $ 4,832      5.16%    $ 4,654      6.33%    $ 4,466      5.20%
  Other short-term borrowings.........   30,306      6.30      26,972      5.07      31,680      6.16      25,648      5.05
  Long-term notes.....................    6,450      6.33       5,986      5.53       5,860      6.39       6,868      5.45
                                        -------      ----     -------      ----     -------      ----     -------      ----
Total interest bearing liabilities....   41,149      6.31%     37,790      5.15%     42,194      6.21%     36,982      5.14%
                                                     ====                  ====                  ====                  ====
Non-interest bearing liabilities......    1,425                 1,206                 1,423                 1,220
Stockholders' equity..................      941                   642                   908                   640
                                        -------               -------               -------               -------
  Total liabilities and stockholders'
    equity............................  $43,515               $39,638               $44,525               $38,842
                                        =======               =======               =======               =======
Net interest margin...................               1.65%                 1.92%                 1.62%                 1.89%
                                                     ====                  ====                  ====                  ====

RATE/VOLUME ANALYSIS

    The Rate/Volume Analysis below shows the relative contribution of changes in interest rates and asset volumes.

                                                               INCREASE (DECREASE)
                                                   TAXABLE       ATTRIBUTABLE TO
                                                  EQUIVALENT        CHANGE IN
                                                   INCREASE    -------------------
                                                  (DECREASE)     RATE      VOLUME
                                                  ----------   --------   --------
THREE MONTHS ENDED JUNE 30, 2000 VS. THREE
  MONTHS ENDED JUNE 30, 1999
Taxable equivalent interest income..............     $149        $ 89       $60
Interest expense................................      160         108        52
                                                     ----        ----       ---
Taxable equivalent net interest income..........     $(11)       $(19)      $ 8
                                                     ====        ====       ===

                                                               INCREASE (DECREASE)
                                                   TAXABLE       ATTRIBUTABLE TO
                                                  EQUIVALENT        CHANGE IN
                                                   INCREASE    -------------------
                                                  (DECREASE)     RATE      VOLUME
                                                  ----------   --------   --------
SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS
  ENDED JUNE 30, 1999
Taxable equivalent interest income..............     $355        $156       $199
Interest expense................................      360         198        162
                                                     ----        ----       ----
Taxable equivalent net interest income..........     $ (5)       $(42)      $ 37
                                                     ====        ====       ====

STUDENT LOANS

STUDENT LOAN SPREAD ANALYSIS

    The following table analyzes the reported earnings from student loans both on-balance sheet and those off-balance sheet in securitization trusts. The line captioned "Adjusted student loan yields" reflects contractual student loan yields adjusted for the amortization of premiums paid to purchase loan portfolios and the estimated costs of borrower benefits as required by GAAP. For student loans off-balance sheet, the Company will continue to earn servicing fee revenues over the life of the securitized student loan portfolios. The off-balance sheet information presented in "Securitization Program--Servicing and Securitization Revenue" analyzes the on-going servicing revenue and residual interest earned on the securitized portfolios of student loans. For an analysis of the Company's student loan spread for the entire portfolio of managed student loans on a similar basis to the on-balance sheet analysis see "'Core Cash Basis' Student Loan Spread and Net Interest Income."

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
ON-BALANCE SHEET
Adjusted student loan yields...........................     8.56%      7.53%      8.44%      7.54%
Consolidated loan rebate fees..........................     (.27)      (.21)      (.26)      (.22)
Offset fees............................................     (.13)      (.14)      (.13)      (.14)
                                                         -------    -------    -------    -------
Student loan income....................................     8.16       7.18       8.05       7.18
Cost of funds..........................................    (6.25)     (5.12)     (6.18)     (5.10)
                                                         -------    -------    -------    -------
Student loan spread....................................     1.91%      2.06%      1.87%      2.08%
                                                         =======    =======    =======    =======
OFF-BALANCE SHEET
Servicing and securitization revenue...................     1.14%      1.90%      1.18%      1.93%
                                                         =======    =======    =======    =======
AVERAGE BALANCES
Student loans..........................................  $31,272    $31,868    $32,519    $30,662
Securitized loans......................................   24,248     17,080     22,288     17,431
                                                         -------    -------    -------    -------
Managed student loans..................................  $55,520    $48,948    $54,807    $48,093
                                                         =======    =======    =======    =======

    The Company's portfolio of student loans originated under the FFELP has a variety of unique interest rate characteristics. The Company generally earns interest at the greater of the borrower's rate or a floating rate determined by reference to the average of the weekly auctions of 91-day Treasury bills by the government, plus a fixed spread which is dependent upon when the loan was originated. If the floating rate exceeds the borrower rate, the Department of Education makes a payment directly to the Company based upon the special allowance payment ("SAP") formula established under the Higher Education Act. If the floating rate is less than the rate the borrower is obligated to pay, the Company simply earns interest at the borrower rate. In all cases, the rate a borrower is obligated to pay sets a minimum rate for determining the yield the Company earns on a loan. The borrowers' interest rates are either fixed to term or are reset annually on July 1 of each year depending on when the loan was originated.

    The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, either directly or through the use of derivative financial instruments, intended to mimic the interest rate characteristics of the student loans. Such borrowings float over all interest rate ranges. As a result, in periods of declining interest rates, the portfolio of managed student loans may be earning at the borrower rate while the Company's funding costs (exclusive of fluctuations in funding spreads) generally continue to decline along with Treasury bill rates. When this happens, the difference between the interest earned from the rate paid by the borrower and the interest that would have been earned under the SAP formula is referred to as "floor revenue." For loans where the borrower's interest rate is fixed to term, declining interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of a declining interest rate environment will only enhance student loan spreads through the next annual reset of the borrower's interest rates, which occurs on July 1 of each year.

    Due to the continued rise in Treasury bill rates since the second quarter of 1999, the Company earned floor revenue of $0.6 million in the second quarter of 2000 versus $25 million of such earnings in the year-ago quarter. The floor revenue earned in the second quarter of 2000 was attributable to student loans whose minimum borrower rates adjust annually on July 1, while in the second quarter of 1999, $15 million of the floor revenue earned was from student loans whose borrower rates are fixed to term, and $10 million was from student loans whose borrower rates reset annually. The reduction in floor revenue decreased the second quarter 2000 on-balance sheet student loan spread by 31 basis points versus the year-ago quarter. For the six months ended June 30, 2000, the Company earned floor revenue of $3 million of which $2 million was attributable to student loans whose minimum borrower rates are fixed to term and $1 million was attributable to student loans whose minimum borrower rates adjust annually on July 1. For the six months ended June 30, 1999, the Company earned floor revenue of $46 million, of which $28 million was attributable to student loans whose minimum borrower rates are fixed to term and $18 million was attributable to student loans whose minimum borrower rates adjust annually on July 1. The reduction in floor revenue decreased the year-to-date 2000 on-balance sheet student loan spread by 28 basis points versus the year-ago period.

    The Company's match funding of its student loan portfolio on a managed basis affects servicing and securitization revenue in the opposite direction from its effect on the on-balance sheet student loan spread. Specifically, the Company's on-balance sheet use of funding indexed to the July 1999 reset of the 52-week Treasury bill to fund off-balance sheet PLUS student loans decreased servicing and securitization revenue by $18 million for the six months ended June 30, 2000 versus the prior year due to the rise in Treasury bill rates which increased off-balance sheet funding costs for debt indexed to the 91-day Treasury bill and funding PLUS loans. The opposite effect occurs on-balance sheet as the Company uses the excess of off-balance sheet 91-day Treasury bill funding to fund on-balance sheet student loans indexed to the 91-day Treasury bill.

    The following table analyzes the ability of the FFELP student loans in the Company's managed student loan portfolio to earn at the minimum borrower interest rate at June 30, 2000 and 1999, based on the last Treasury bill auctions of June 2000 and June 1999 for fixed rate loans (5.84 percent and

4.89 percent, respectively), and based on the last Treasury bill auctions of May 2000 and May 1999 for variable rate loans (5.89 percent and 4.62 percent, respectively).

                                                                JUNE 30, 2000                    JUNE 30, 1999
                                                        ------------------------------   ------------------------------
                                                         FIXED     VARIABLE    TOTAL      FIXED     VARIABLE    TOTAL
                                                        --------   --------   --------   --------   --------   --------
                                                                             (DOLLARS IN BILLIONS)
Student loans eligible to earn at the minimum borrower
  rate................................................   $13.3      $30.5      $43.8      $12.5      $ 27.9     $ 40.4
Less notional amount of floor interest contracts......    (4.3)      (1.4)      (5.7)      (3.8)      (16.7)     (20.5)
                                                         -----      -----      -----      -----      ------     ------
Net student loans eligible to earn at the minimum
  borrower rate.......................................   $ 9.0      $29.1      $38.1      $ 8.7      $ 11.2     $ 19.9
                                                         =====      =====      =====      =====      ======     ======
Net student loans earning at the minimum borrower
  rate................................................   $ 2.0      $  --      $ 2.0      $ 5.7      $ 11.1     $ 16.8
                                                         =====      =====      =====      =====      ======     ======

STUDENT LOAN FLOOR REVENUE CONTRACTS

    For the three months ended June 30, 2000 and 1999, the amortization of the upfront payments received from the sale of Floor Revenue Contracts on the Company's on-balance sheet student loans with fixed borrower rates was $4 million and $5 million, respectively, and for Floor Revenue Contracts with annually reset borrower rates was $0.6 million and $12 million, respectively. For the six months ended June 30, 2000 and 1999, the amortization of the upfront payments received from the sale of Floor Revenue Contracts on the Company's on-balance sheet student loans with fixed borrower rates was $9 million and $11 million, respectively, and for Floor Revenue Contracts with annually reset borrower rates was $1 million and $20 million, respectively.

    At June 30, 2000, unamortized payments received from the sale of Floor Revenue Contracts totaled $15 million, all of which related to contracts on fixed rate loans. At June 30, 2000, the Company had $4.3 billion of outstanding fixed borrower rate Floor Revenue Contracts which had expiration dates through the year 2003, and $1.4 billion of annually reset borrower rate contracts which expired on July 1, 2000.

ON-BALANCE SHEET FUNDING COSTS

    The Company's borrowings are generally variable rate indexed principally to the 91-day Treasury bill rate. The following table summarizes the average balance of on-balance sheet debt (by index, after giving effect to the impact of interest rate swaps) for the three and six months ended June 30, 2000 and 1999.

                                        THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                 -----------------------------------------   -----------------------------------------
                                        2000                  1999                  2000                  1999
                                 -------------------   -------------------   -------------------   -------------------
                                 AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE
                                 BALANCE      RATE     BALANCE      RATE     BALANCE      RATE     BALANCE      RATE
                                 --------   --------   --------   --------   --------   --------   --------   --------
Treasury bill, principally
  91-day.......................  $32,597      6.35%    $28,466      5.18%    $33,118      6.25%    $28,496      5.14%
LIBOR..........................    1,415      6.24       2,517      4.86       1,591      6.12       2,529      4.92
Discount notes.................    3,795      6.18       4,924      4.76       4,221      5.92       4,062      4.78
Fixed..........................    1,409      5.98         868      6.03       1,416      5.98         871      6.07
Zero coupon....................      169     11.17         151     11.14         167     11.17         149     11.14
Commercial paper...............      963      6.65          --        --         955      6.45          --        --
Other..........................      801      6.19         864      4.74         726      5.88         875      4.75
                                 -------     -----     -------     -----     -------     -----     -------     -----
Total..........................  $41,149      6.31%    $37,790      5.15%    $42,194      6.21%    $36,982      5.14%
                                 =======     =====     =======     =====     =======     =====     =======     =====

    The following table details the spreads for the Company's Treasury bill indexed borrowings and London Interbank Offered Rate ("LIBOR") indexed borrowings:

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                              JUNE 30,              JUNE 30,
                                         -------------------   -------------------
INDEXED BORROWINGS                         2000       1999       2000       1999
------------------                       --------   --------   --------   --------
TREASURY BILL
Weighted average Treasury bill.........    5.84%      4.71%      5.72%      4.70%
Borrowing spread.......................     .51        .47        .53        .44
                                           ----       ----       ----       ----
Weighted average borrowing rate........    6.35%      5.18%      6.25%      5.14%
                                           ====       ====       ====       ====
LIBOR
Weighted average LIBOR.................    6.48%      5.08%      6.34%      5.16%
Borrowing spread.......................    (.24)      (.22)      (.22)      (.24)
                                           ----       ----       ----       ----
Weighted average borrowing rate........    6.24%      4.86%      6.12%      4.92%
                                           ====       ====       ====       ====

SECURITIZATION PROGRAM

    During the second quarter of 2000, the Company completed a securitization transaction in which a total of $2.5 billion of student loans were sold to a special purpose finance subsidiary and by that subsidiary to a trust that issued asset-backed securities to fund the student loans to term. For the six months ended June 30, 2000, the Company securitized a total of $6.5 billion of student loans in three separate transactions.

    During the second quarter of 1999, the Company re-entered the securitization market and securitized $1.0 billion of student loans, after not having completed a securitization transaction from August 1998 through the first quarter of 1999 due to adverse market conditions following the Russian bond default.

GAINS ON STUDENT LOAN SECURITIZATIONS

    For the three months ended June 30, 2000 the Company recorded a pre-tax securitization gain of $26 million, which was 1.03 percent of the portfolio securitized, versus a pre-tax securitization gain of $8 million, which was
0.79 percent of the portfolio securitized in the first quarter of 1999. The increase in the 2000 second quarter securitization gain as a percentage of the portfolio securitized versus the year-ago quarter is mainly due to lower financing spreads. For the six months ended June 30, 2000, the Company recorded pre-tax securitization gains of $68 million, which was 1.05 percent of the portfolios securitized. Gains on future securitizations will continue to vary depending on the size and the loan characteristics of the loan portfolios securitized and the funding costs prevailing in the securitization debt markets at the time of each transaction.

SERVICING AND SECURITIZATION REVENUE

    The following table summarizes the components of servicing and securitization revenue:

                                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Servicing revenue less amortization of servicing asset......    $54        $38        $ 99       $ 78
Securitization revenue......................................     15         43          32         89
                                                                ---        ---        ----       ----
Total servicing and securitization revenue..................    $69        $81        $131       $167
                                                                ===        ===        ====       ====

    In the three and six months ended June 30, 2000, servicing and securitization revenue was 1.14 percent and 1.18 percent, respectively, of average securitized loans versus 1.90 percent and

1.93 percent, respectively, in the corresponding year-ago periods. The decrease in servicing and securitization revenue as a percentage of the average balance of securitized student loans in the three and six months ended 2000 versus the corresponding year-ago periods is mainly due to the impact of the rise in Treasury bill rates since the second half of 1999, which decreased floor revenues from student loans in the trusts by $18 million and $38 million, respectively.

OTHER INCOME

    Other income, exclusive of gains on student loan securitizations and servicing and securitization revenue, totaled $31 million and $23 million for the three months ended June 30, 2000 and 1999, respectively, and $102 million and $44 million for the six months ended June 30, 2000 and 1999, respectively. Other income mainly includes late fees earned on student loans, gains and losses on sales of investment securities, revenue received from servicing third party portfolios of student loans and commitment fees for letters of credit. The increase in other income for the second quarter of 2000 versus the second quarter of 1999 is mainly due to an increase in third party servicing fees of $3 million, and an increase in late fees of $3 million. The increase in other income for the six months ended June 30, 2000 versus the six months ended
June 30, 1999 is mainly due to $43 million of gains on sales of investment securities, $6 million additional late fee revenue, and a $5 million increase in third party servicing fees.

OPERATING EXPENSES

    The following table summarizes the components of operating expenses:

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              -------------------   -------------------
                                                2000       1999       2000       1999
                                              --------   --------   --------   --------
Servicing and acquisition expenses..........    $59        $59        $119       $123
General and administrative expenses.........     36         27          72         50
                                                ---        ---        ----       ----
Total operating expenses....................    $95        $86        $191       $173
                                                ===        ===        ====       ====

Operating expenses include costs to service the Company's managed student loan portfolio, operational costs incurred in the process of acquiring student loan portfolios and general and administrative expenses. Operating expenses for the three months ended June 30, 2000 and 1999 were $95 million and $86 million, respectively. Total operating expenses as a percentage of average managed student loans were 69 percent and 71 percent for the three months ended
June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, total operating expenses were $191 million and $173 million, respectively, or as a percentage of managed student loans .70 percent and .71 percent, respectively. The increase in operating expenses for the three and six months ended June 30, 2000 over the corresponding year-ago periods was mainly due to expenses related to Nellie Mae, which the Company acquired in the third quarter of 1999, and to expenses of new business initiatives, specifically, SLM Financial, SLM Solutions, and E-commerce initiatives.

STUDENT LOAN PURCHASES

                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  -------------------------------   -------------------------------
                                                  JUNE 30, 2000    JUNE 30, 1999    JUNE 30, 2000    JUNE 30, 1999
                                                  --------------   --------------   --------------   --------------
ExportSS, origination and servicing clients.....      $1,700           $2,528           $3,608           $4,736
Other commitment clients........................         528              289              811              605
Spot purchases..................................          56               34              210               61
Consolidations..................................         159              391              367              542
Other...........................................         265              249              563              507
                                                      ------           ------           ------           ------
Total...........................................      $2,708           $3,491           $5,559           $6,451
                                                      ======           ======           ======           ======

    For the three months ended June 30, 2000, the Company purchased
$2.7 billion of student loans compared with $3.5 billion in the year-ago period. For the six months ended June 30, 2000, the Company purchased $5.6 billion of student loans compared with $6.5 billion in the year-ago period. In the fourth quarter of 1998, the Company restructured its joint venture with Chase Manhattan Bank ("Chase") and now purchases all loans originated by Chase. The purchases in the first half of 1999 include $1.6 billion of loans from the joint venture that were previously owned by Chase.

    In the second quarter of 2000, the Company's controlled channels of loan originations totaled $0.7 billion versus $0.5 billion in the year-ago quarter. The pipeline of loans currently serviced and committed for purchase by the Company was $2.6 billion at June 30, 2000 versus $3.1 billion at June 30, 1999.

    The Department of Education offers existing FFELP borrowers the opportunity to refinance FFELP loans into Federal Direct Student Loan Program ("FDSLP") consolidation loans. During the three months ended June 30, 2000 and 1999, approximately $141 million and $287 million, respectively, of the Company's managed student loans were accepted for refinancing into the FDSLP. During the six months ended June 30, 2000 and 1999, approximately $217 million and $599 million, respectively, of the Company's managed student loans were accepted for refinancing into the FDSLP. The relatively high balance in the six months ended June 30, 1999 was the result of legislation passed in 1998 that allowed borrowers to submit applications by January 31, 1999 for consolidated student loans under the FDSLP at advantageous interest rates.

    The following table summarizes the activity in the Company's managed portfolio of student loans for the three and six months ended June 30, 2000 and 1999.

                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                               JUNE 30,              JUNE 30,
                                          -------------------   -------------------
                                            2000       1999       2000       1999
                                          --------   --------   --------   --------
BEGINNING BALANCE.......................  $54,736    $47,654    $53,276    $46,342
Purchases...............................    2,708      3,491      5,559      6,451
Capitalized interest on securitized
  loans.................................      133         78        271        167
Repayments, claims, other...............   (1,268)    (1,316)    (2,572)    (2,616)
Loan sales..............................      (88)         -       (126)         -
Loans consolidated from SLMH............     (272)      (391)      (459)      (828)
                                          -------    -------    -------    -------
Ending balance..........................  $55,949    $49,516    $55,949    $49,516
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

    Management believes that in addition to results of operations as reported in accordance with GAAP, another important performance measure is pro-forma results of operations under the assumption that the securitization transactions are financings and that the securitized student loans were not sold. The pro-forma results of operations also exclude the effect of floor revenue and certain one-time gains on sales of investment securities and student loans. The following pro-forma statements of income present the Company's results of operations under the assumption that the securitization transactions are financings and that the securitized student loans were not sold. As such, no gain on sale or subsequent servicing and securitization revenue is recognized. Instead, the earnings of the student loans in the trusts and related financing costs are reflected over the life of the underlying pool of loans. The effect of floor revenue and certain one-time gains on sales of investment securities and student loans are also excluded from net income. Management refers to these pro-forma results as "core cash basis" statements of income. Management monitors the periodic "core cash basis" earnings of the Company's managed student loan portfolio and believes that they assist in a better understanding of the Company's student loan business.

    The following table presents the "core cash basis" statements of income and reconciliations to GAAP net income as reflected in the Company's consolidated statements of income.

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
"CORE CASH BASIS" STATEMENTS OF INCOME:
  Interest income:
    Insured student loans..............................  $ 1,131     $ 848     $ 2,208    $ 1,659
    Advances/Facilities/Investments....................      175        88         328        183
                                                         -------     -----     -------    -------
  Total interest income................................    1,306       936       2,536      1,842
  Interest expense.....................................   (1,050)     (713)     (2,036)    (1,405)
                                                         -------     -----     -------    -------
  Net interest income..................................      256       223         500        437
  Less: provision for losses...........................       14        17          28         29
                                                         -------     -----     -------    -------
  Net interest income after provision for losses.......      242       206         472        408
                                                         -------     -----     -------    -------
  Other Income:
    Gains on student loan securitizations..............       --        --          --         --
    Servicing and securitization revenue...............       --        --          --         --
    Gains on sales of securities.......................        1         1           1         --
    Other..............................................       29        21          57         43
                                                         -------     -----     -------    -------
  Total other income...................................       30        22          58         43
  Total operating expenses.............................       95        86         191        173
                                                         -------     -----     -------    -------
  Income before taxes and minority interest in earnings
    of subsidiary......................................      177       142         339        278
  Income taxes.........................................       59        43         110         85
  Minority interest in earnings of subsidiary..........        2         3           5          5
                                                         -------     -----     -------    -------
  "Core cash basis" net income.........................  $   116     $  96     $   224    $   188
  Preferred dividends..................................        3        --           6         --
                                                         =======     =====     =======    =======
  "Core cash basis" net income attributable to common
    stock..............................................  $   113     $  96     $   218    $   188
                                                         =======     =====     =======    =======
  "Core cash basis" diluted earnings per share.........  $   .70     $ .58     $  1.34    $  1.14
                                                         =======     =====     =======    =======

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
RECONCILIATION OF GAAP NET INCOME TO "CORE CASH BASIS"
  NET INCOME:
GAAP net income........................................  $   120     $ 124     $   274    $   237
                                                         -------     -----     -------    -------
"Cash basis" adjustments:
  Gains on student loan securitizations................      (26)       (8)        (68)        (8)
  Servicing and securitization revenue.................      (69)      (81)       (131)      (167)
  Net interest income..................................       94        93         178        190
  Provision for losses.................................       (6)       (4)        (11)        (8)
                                                         -------     -----     -------    -------
Total "cash basis" adjustments.........................       (7)       --         (32)         7
Net tax effect (A).....................................        3        --          11         (2)
                                                         -------     -----     -------    -------
"Cash basis" net income................................      116       124         253        242
                                                         -------     -----     -------    -------
"Core cash basis" adjustments:
  Floor revenue........................................       --       (43)         (2)       (83)
  Gains/losses on sales of securities..................       --        --         (43)        --
                                                         -------     -----     -------    -------
Total "core cash basis" adjustments....................       --       (43)        (45)       (83)
Net tax effect (A).....................................       --        15          16         29
                                                         -------     -----     -------    -------
"Core cash basis" net income...........................  $   116     $  96     $   224    $   188
                                                         =======     =====     =======    =======

------------------------

(A) Such tax effect is based upon the Company's marginal tax rate for the respective period.

"CORE CASH BASIS" STUDENT LOAN SPREAD AND NET INTEREST INCOME

    The following table analyzes the reported earnings from the Company's portfolio of managed student loans, which includes those on-balance sheet and those off-balance sheet in securitization trusts. The line captioned "Cash basis adjusted student loan yields" reflects contractual student loan yields adjusted for the amortization of premiums paid to purchase loan portfolios and the estimated costs of borrower benefits.

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
"Cash basis" adjusted student loan yields...............     8.44%      7.54%      8.36%      7.55%
Consolidated loan rebate fees...........................     (.17)      (.15)      (.17)      (.15)
Offset fees.............................................     (.07)      (.09)      (.08)      (.09)
                                                          -------    -------    -------    -------
Student loan income.....................................     8.20       7.30       8.11       7.31
Cost of funds...........................................    (6.43)     (5.18)     (6.33)     (5.17)
                                                          -------    -------    -------    -------
"Cash basis" student loan spread........................     1.77%      2.12%      1.78%      2.14%
                                                          =======    =======    =======    =======
"Core cash basis" student loan spread...................     1.76%      1.77%      1.77%      1.79%
                                                          =======    =======    =======    =======
AVERAGE BALANCES
Managed student loans...................................  $55,520    $48,948    $54,807    $48,093
                                                          =======    =======    =======    =======

    The Company earns interest at the greater of the borrower's rate or a floating rate determined by reference to the average of the weekly auctions of the 91-day Treasury bills by the government, plus a fixed spread, which is dependent upon when the loan was originated. In all cases, the rate the borrower pays sets a minimum rate for determining the yield the Company earns on the loan. The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day

Treasury bill auctions, either directly or through the use of derivative financial instruments, to mimic the interest rate characteristics of the student loans. Such borrowings, however, generally do not have minimum rates. As a result, in periods of declining interest rates, the portfolio of managed student loans may be earning at the minimum borrower rate while the Company's funding costs (exclusive of funding spreads) will generally decline along with Treasury bill rates. For loans in which the borrower's interest rate is fixed to term, declining interest rates may benefit the spread earned on student loans for extended periods of time. For loans in which the borrower's interest rate is reset annually, any benefit of a low interest rate environment will only enhance student loan spreads through the next annual reset of the borrowers interest rates, which occurs on July 1 of each year. Due to the continued rise in Treasury bill rates since the second quarter of 1999, the Company earned only $0.6 million from student loans earning at the minimum borrower rate in the second quarter of 2000 versus $43 million of such earnings in the year-ago quarter. The negative impact of the rise in Treasury bill rates on student loans earning at the minimum borrower rate decreased the "cash basis" student loan spread by 35 basis points versus the year-ago quarter. These earnings have been excluded from student loan income to calculate the "core cash basis" student loan spread.

    For the three and six months ended June 30, 2000, the amortization of the upfront payments received from the sale of Floor Revenue Contracts with annually reset borrower rates was $0.6 million and $1 million, respectively, versus
$14 million and $23 million, respectively, for the three and six months ended June 30, 1999. At June 30, 2000, the unamortized balance of upfront payments received from the sale of fixed borrower rate Floor Revenue Contracts totaled $15 million. There was no unamortized balance of upfront payments received on annually reset borrower rate contracts.

    In the three months ended June 30, 2000, "core cash basis" net interest income was $256 million compared with $223 million in the year-ago period. In the six months ended June 30, 2000, "core cash basis" net interest income was $500 million compared with $437 million in the year-ago period. The increase in "core cash basis" net interest income earned in the three and six months ended June 30, 2000 versus the year-ago periods was due to the increase in the average balance of managed student loans, and the increase in student loans as a percentage of average earning assets.

FEDERAL AND STATE TAXES

    The Company maintains a portfolio of tax-advantaged assets principally to support education-related financing activities. That portfolio was primarily responsible for the decrease in the effective federal income tax rate from the statutory rate of 35 percent to 33 percent for the three and six months ended June 30, 2000 versus 32 percent for the three and six month ended June 30, 1999. The GSE is exempt from all state, local and District of Columbia income, franchise, sales and use, personal property and other taxes, except for real property taxes. However, this tax exemption applies only to the GSE and does not apply to USA Education, Inc. or its other operating subsidiaries that are subject to taxation at the state and local level. State taxes were immaterial in the three and six months ended June 30, 2000 and 1999 as the majority of the Company's business activities were conducted in the GSE.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary requirements for capital are to fund the Company's operations, the purchases of student loans and the repayment of its debt obligations while continuing to meet the GSE's statutory capital adequacy ratio test. The Company's primary sources of liquidity are through debt issuances by its GSE subsidiary, off-balance sheet financings through securitizations, borrowings under its commercial paper program, and cash generated by its subsidiaries' operations and distributed as dividends to the Company.

    The Company's unsecured financing requirements are driven by three principal factors: refinancing of existing liabilities as they mature; financing of student loan portfolio growth; and the Company's level of securitization activity. The lingering effects of the August 1998 Russian bond default have caused funding spreads on both the Company's unsecured debt and its asset-backed securities to remain wider than in recent years. Market conditions for Treasury bill indexed debt improved in the first six months of 2000 and the Company has begun to lengthen the term of its GSE debt.

    In the first six months of 2000, the Company completed three securitization transactions totaling $6.5 billion in student loans and issued $6.1 billion in LIBOR-based asset-backed securities. The Company manages the resulting off-balance sheet basis risk with on-balance sheet financing and derivative instruments, principally basis swaps and Eurodollar futures.

    During the first six months of 2000, the Company used the net proceeds from student loan securitizations of $6.6 billion, net proceeds from the sale or maturity of investments of $1.3 billion, and repayments and claim payments on student loans of $1.3 billion to purchase student loans of $5.6 billion, to reduce total debt by $4.7 billion, and to repurchase $111 million of the Company's common stock.

    Operating activities provided net cash inflows of $357 million in the first six months of 2000, an increase of $60 million from the net cash inflows of $297 million in the corresponding year-ago period.

    During the first six months of 2000, the Company issued $5.5 billion of long-term notes to refund maturing and repurchased obligations. At June 30, 2000, the Company had $6.3 billion of outstanding long-term debt issues of which $611 million had stated maturities that could be accelerated through call provisions. The Company uses interest rate and foreign currency swaps (collateralized where appropriate), purchases of U.S. Treasury securities and other hedging techniques to reduce its exposure to interest rate and currency fluctuations that arise from its financing activities and to match the variable interest rate characteristics of its earning assets. (See "Interest Rate Risk Management.")

    On January 1, 2000 the GSE's minimum required statutory capital adequacy ratio was increased from 2.00 percent to 2.25 percent. At June 30, 2000, the GSE was in compliance with the new ratio with a statutory capital adequacy ratio, after the effect of the dividends to be paid in the third quarter of 2000, of
2.37 percent.

INTEREST RATE RISK MANAGEMENT

INTEREST RATE GAP ANALYSIS

    The Company's principal objective in financing its operations is to minimize its sensitivity to changing interest rates by matching the interest rate characteristics of its borrowings to specific assets in order to lock in spreads. The Company funds its floating rate managed loan assets (most of which have weekly rate resets) with variable rate debt and fixed rate debt converted to variable rates with interest rate swaps. The Company also uses interest rate cap agreements, foreign currency swaps, options on securities, and financial futures contracts to further reduce interest rate risk and foreign currency exposure on certain of its borrowings. Investments are funded on a "pooled" approach, i.e., the pool of liabilities that funds the investment portfolio has an average rate and maturity or reset date that corresponds to the average rate and maturity or reset date of the investments which they fund.

    In addition to term match funding, the Company's asset-backed securities generally match the interest rate characteristics of the majority of the student loans in the trusts by being indexed to the 91-day Treasury bill. However, at June 30, 2000, there were approximately $3 billion of PLUS student loans outstanding in the trusts, which have interest rates that reset annually based on the final auction of 52-week Treasury bills before each July 1. In addition, at June 30, 2000 there were approximately $10 billion of LIBOR-based asset-backed securities in the trusts, which have interest rates that generally reset quarterly. The Company manages this basis risk through its on-balance sheet financing and hedging activities.

    In the table below the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at June 30, 2000 and is not necessarily reflective of positions that existed throughout the period.

                                                          INTEREST RATE SENSITIVITY PERIOD
                                           ---------------------------------------------------------------
                                                      3 MONTHS   6 MONTHS
                                           3 MONTHS      TO         TO       1 TO 2     2 TO 5     OVER 5
                                           OR LESS    6 MONTHS    1 YEAR     YEARS      YEARS      YEARS
                                           --------   --------   --------   --------   --------   --------
ASSETS
Student loans............................  $ 31,437   $    --    $    --     $  --      $  --     $    --
Warehousing advances.....................       666        --         --        --          1          13
Academic facilities financings...........         6        11         54        85        325         481
Cash and investments.....................     2,265        12         21        55         98       1,694
Other assets.............................        25        30         60        97        313       1,801
                                           --------   -------    -------     -----      -----     -------
  Total assets...........................    34,399        53        135       237        737       3,989
                                           --------   -------    -------     -----      -----     -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings....................    27,251     2,458      1,272        --         --          --
Long-term notes..........................     4,586        --         --       799        325         572
Other liabilities........................        --        --         --        --         --       1,135
Minority interest in subsidiary..........        --        --         --        --         --         214
Stockholders' equity.....................        --        --         --        --         --         938
                                           --------   -------    -------     -----      -----     -------
  Total liabilities and stockholders'
    equity...............................    31,837     2,458      1,272       799        325       2,859
                                           --------   -------    -------     -----      -----     -------
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Interest rate swaps......................    (3,542)    2,712      1,260       550        (10)       (970)
                                           --------   -------    -------     -----      -----     -------
Total off-balance sheet financial
  instruments............................    (3,542)    2,712      1,260       550        (10)       (970)
                                           --------   -------    -------     -----      -----     -------
Period gap...............................  $   (980)  $   307    $   123     $ (12)     $ 402     $   160
                                           ========   =======    =======     =====      =====     =======
Cumulative gap...........................  $   (980)  $  (673)   $  (550)    $(562)     $(160)    $    --
                                           ========   =======    =======     =====      =====     =======
Ratio of interest-sensitive assets to
  interest-sensitive liabilities.........     108.0%       .9%       5.9%     17.5%     130.5%      382.5%
                                           ========   =======    =======     =====      =====     =======
Ratio of cumulative gap to total
  assets.................................       2.5%      1.7%       1.4%      1.4%        .4%         --%
                                           ========   =======    =======     =====      =====     =======

INTEREST RATE SENSITIVITY ANALYSIS

    The effect of short-term movements in interest rates on the Company's results of operations and financial position has been limited through the Company's risk management activities. The Company performed a sensitivity analysis to determine the effect of a hypothetical increase in market interest rates of 10 percent on the Company's variable rate assets and liabilities and a hypothetical 10 percent increase in spreads to their underlying index. Based on this analysis, there has not been a material change in market risk from December 31, 1999 as reported in the Company's Form 10-K.

AVERAGE TERMS TO MATURITY

    The following table reflects the average terms to maturity for the Company's earning assets and liabilities at June 30, 2000 (in years):

                                                       ON-        OFF-
                                                     BALANCE    BALANCE
                                                      SHEET      SHEET     MANAGED
                                                     --------   --------   --------
EARNING ASSETS
Student loans......................................    7.3        4.2        5.9
Warehousing advances...............................    6.0         --        6.0
Academic facilities financings.....................    6.9         --        6.9
Cash and investments...............................    6.5         --        6.5
                                                       ---        ---        ---
Total earning assets...............................    7.2        4.2        6.0
                                                       ---        ---        ---
BORROWINGS
Short-term borrowings..............................     .3         --         .3
Long-term borrowings...............................    2.9        4.2        4.0
                                                       ---        ---        ---
Total borrowings...................................     .7        4.2        2.1
                                                       ===        ===        ===

    In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 6.5 years. As student loans are securitized, the need for long-term on-balance sheet financing will decrease.

COMMON STOCK

    The Company continues to reduce its investment portfolio and to reduce the portfolio of other non-student loan earning assets using the released capital to repurchase the Company's common stock. The Company repurchased 2.6 million shares of common stock during the six months ended June 30, 2000, lowering outstanding shares to 155 million at June 30, 2000. At June 30, 2000, the total common shares that could potentially be acquired over the next five years under outstanding equity forward contracts was 21 million, and the Company has remaining authority to enter into additional share repurchases and equity forward contracts for 1.9 million shares.

    The following table summarizes the Company's common share repurchase and equity forward activity for the three and six months ended June 30, 2000 and 1999. (All amounts in the tables are common shares in millions.)

                                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   JUNE 30,                JUNE 30,
                                                            -----------------------   -------------------
                                                              2000           1999       2000       1999
                                                            --------       --------   --------   --------
Common shares repurchased:
  Open market.............................................       --             .7         .1         .9
  Equity forwards.........................................      1.4            1.5        2.5        2.9
                                                             ------         ------     ------     ------
Total shares repurchased..................................      1.4            2.2        2.6        3.8
                                                             ======         ======     ======     ======
Average purchase price per share..........................   $41.83         $40.84     $42.66     $40.19
                                                             ======         ======     ======     ======
Equity forward contracts:
Outstanding at beginning of period........................     22.0           20.6       21.4       20.5
New contracts.............................................       --            1.5        1.7        3.0
Exercises.................................................     (1.4)          (1.5)      (2.5)      (2.9)
                                                             ------         ------     ------     ------
Outstanding at end of period..............................     20.6           20.6       20.6       20.6
                                                             ======         ======     ======     ======
Board of director authority remaining at end of period....      1.9            8.8        1.9        8.8
                                                             ======         ======     ======     ======

    As of June 30, 2000, the expiration dates and range of purchase prices for outstanding equity forward contracts are as follows:

                                                                        JUNE 30, 2000
                                                              ---------------------------------
                                                              OUTSTANDING     RANGE OF MARKET
YEAR OF MATURITY                                               CONTRACTS          PRICES
----------------                                              -----------   -------------------
2001........................................................       8.7              32.11-46.68
2002........................................................       5.0              41.01-46.23
2003........................................................       4.0              41.20-47.50
2004........................................................       1.7              36.04-45.62
2005........................................................       1.2              30.00-36.04
                                                                  ----
Total.......................................................      20.6
                                                                  ====

OTHER RELATED EVENTS AND INFORMATION

OTHER DEVELOPMENTS

    Effective as of July 7, 2000, the Company completed the acquisition of Student Loan Funding Resources, Inc. ("SLFR") from the Thomas J. Conlan Education Foundation for $117 million in cash. SLFR is the eighth largest holder of federal student loans in the nation with a $3 billion portfolio.

    Effective as of July 31, 2000, the Company completed the acquisition of the guarantee servicing, student loan servicing and secondary market operations of USA Group, Inc. The Company did not acquire the operations of the sellers' affiliates, USA Group Funds, Inc. and Secondary Market Services--Hawaii. The acquisition price was $770 million in cash and stock.

    Also effective as of July 31, 2000, SLM Holding Corporation was renamed USA Education, Inc. The Company's New York Stock Exchange ticker symbol remained "SLM."

    On August 11, 2000, President Clinton announced three proposals concerning student loans. The first proposal would forgive up to $5,000 in both Federal Family Education Loan Program loans and Federal Direct Student Loans for teachers who teach in needy schools for five consecutive years. At least one of the years in the classroom must have begun after September 1998. The program would take effect July 1, 2001. The second proposal would grant students and parents who hold Federal Direct Student Loans an immediate rebate on their interest equal to 1.5% of the loan. To retain this benefit, the students or parents must make the first 12 payments on time. The third proposal would reduce the interest rate by .80% on Federal Direct Consolidation Loans for borrowers who consolidate their loans in the direct student loan program. To retain this benefit, the students must also make the first 12 payments on time. The availability of the reduced borrower interest rates on Federal Direct Consolidation Loans may increase the likelihood that a Federal Family Education Loan Program loan managed by the Company will be prepaid from the proceeds of such loans. While the Company intends to monitor the impact of these proposals on the Company's results of operations, at this time, based upon experience with like proposals, the Company believes that the financial impact to the Company resulting from these proposals will not be materially adverse.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Nothing to report.

ITEM 2. CHANGES IN SECURITIES.

    Nothing to report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the Company's annual meeting of shareholders held on May 18, 2000, the following proposals were approved by the margins indicated:

1. To amend the Certificate of Incorporation to change the size of the Board of Directors and to permit the Board of Directors to fill director vacancies.

                                                                        NUMBER OF SHARES
                                                             --------------------------------------
                                                              VOTES FOR    VOTES AGAINST   ABSTAIN
                                                             -----------   -------------   --------
                                                             111,927,260     1,476,416     557,798

2. To elect 17 directors to serve on the Company's Board of Directors for one-year terms or until their successors are elected and qualified.

                                                                    NUMBER OF SHARES
                                                              ----------------------------
                                                               VOTES FOR    VOTES WITHHELD
                                                              -----------   --------------
James E. Brandon, Esq.......................................  135,941,643     1,076,640
Charles L. Daley............................................  135,941,672     1,076,411
William M. Diefenderfer, III................................  136,002,387     1,015,696
Richard Dooley..............................................  135,893,472     1,124,611
Edward A. Fox...............................................  135,994,169     1,023,914
Diane Suitt Gilleland.......................................  135,942,197     1,075,886
Ann Torre Grant.............................................  135,999,820     1,018,263
Ronald F. Hunt, Esq.........................................  136,000,019     1,018,064
Benjamin J. Lambert, III....................................  135,992,657     1,025,426
Albert L. Lord..............................................  135,992,136     1,025,947
Marie V. McDemmond..........................................  135,942,572     1,075,511
Barry A. Munitz.............................................  135,999,285     1,018,798
J. Bonnie Newman............................................  135,979,490     1,038,049
A. Alexander Porter, Jr.....................................  136,001,349     1,016,734
Wolfgang Schoellkopf........................................  135,942,197     1,075,886
Steven L. Shapiro...........................................  135,993,786     1,024,297
Randolph H. Waterfield, Jr..................................  135,995,133     1,022,950

3. To amend the Company's Directors Stock Plan (the "Directors Stock Plan") to increase the number of shares authorized under the Directors Stock Plan and to change the calculation of remaining authorized shares.

                                                                        NUMBER OF SHARES
                                                             --------------------------------------
                                                              VOTES FOR    VOTES AGAINST   ABSTAIN
                                                             -----------   -------------   --------
                                                             123,969,879    12,530,551     517,553

4. To amend the Company's Management Incentive Plan (the "Management Incentive Plan") to increase the number of shares authorized under the Management Incentive Plan and to change the calculation of remaining authorized shares.

                                                                        NUMBER OF SHARES
                                                             --------------------------------------
                                                              VOTES FOR    VOTES AGAINST   ABSTAIN
                                                             -----------   -------------   --------
                                                             123,360,658    13,117,091     540,334

5. To ratify the appointment of Arthur Andersen LLP as independent auditors for 1999.

                                                                        NUMBER OF SHARES
                                                             --------------------------------------
                                                              VOTES FOR    VOTES AGAINST   ABSTAIN
                                                             -----------   -------------   --------
                                                             136,326,403      236,631      455,049

ITEM 5. OTHER INFORMATION.

    In connection with the Company's acquisition of substantially all of the assets of USA Group, Inc., James C. Lintzenich became a member of the Company's executive management team. Mr. Lintzenich was appointed to serve as president and chief operating officer. He formerly was the vice chairman and chief executive officer of USA Group. Also Thomas J. Fitzpatrick was named to serve as president and chief marketing and administrative officer of the Company. He formerly was an executive vice president of the Company. Both Mr. Fitzpatrick and Mr. Lintzenich will join the Company's Board of Directors.

    Also joining the Company's Board of Directors, effective as of July 31, 2000, were Earl A. Goode and Barry L. Williams. Mr. Goode retired as the president of GTE Information Services and GTE Directories Corp., Mr. Williams is president of Williams Pacific Ventures, Inc. Resigning from the Board were James
E. Brandon, Richard Dooley, Marie V. McDemmond, J. Bonnie Newman and Randolph H. Waterfield.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

    3.2 Amended Bylaws of the Company.

    27 Financial Data Schedule.

    99.1 Purchase Agreement.

    (b) Reports on Form 8-K

    The Company filed the following reports on Form 8-K during the quarter ended June 30, 2000 or thereafter:

    On June 19, 2000, the Company filed a Current Report on Form 8-K reporting that it has entered into a definitive purchase agreement with USA Group, Inc., USA Group Loan Services, Inc., and USA Group Guarantee Services, Inc. to purchase substantially all of the guarantee servicing, student loan servicing and secondary market operations of the sellers.

    On June 22, 2000, the Company filed a Current Report on Form 8-K containing a summary of the terms of the transaction under which the Company agreed to acquire substantially all of the assets of the USA Group, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                       USA EDUCATION, INC.
                                                       (Registrant)

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

Date: August 14, 2000