Form 10-Q
period 2000-09-30
USA EDUCATION INC
filed 2000-11-14
CIK 1032033

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

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 CLASS                           OUTSTANDING AT SEPTEMBER 30, 2000
                 -----                           ---------------------------------
      Common Stock, $.20 par value                       164,059,978 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              USA EDUCATION, INC.
                                   FORM 10-Q
                                     INDEX
                               SEPTEMBER 30, 2000

PART I FINANCIAL INFORMATION
  Item 1. Financial Statements..............................      3
  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................     14
PART II OTHER INFORMATION
  Item 1. Legal Proceedings.................................     33
  Item 2. Changes in Securities.............................     33
  Item 3. Defaults Upon Senior Securities...................     33
  Item 4. Submission of Matters to a Vote of Security
    Holders.................................................     33
  Item 5. Other Information.................................     33
  Item 6. Exhibits and Reports on Form 8-K..................     33
SIGNATURES..................................................     34

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              USA EDUCATION, INC.

                          CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
Student loans...............................................   $35,949,209    $33,808,867
Warehousing advances........................................       860,565      1,042,695
Academic facilities financings
  Bonds available-for-sale..................................       521,576        640,498
  Loans.....................................................       361,286        387,267
                                                               -----------    -----------
    Total academic facilities financings....................       882,862      1,027,765
Investments
  Available-for-sale........................................     3,000,819      4,396,776
  Held-to-maturity..........................................       912,638        788,180
                                                               -----------    -----------
    Total investments.......................................     3,913,457      5,184,956
Cash and cash equivalents...................................       704,559        589,750
Other assets, principally accrued interest receivable.......     3,333,362      2,370,751
                                                               -----------    -----------
    Total assets............................................   $45,644,014    $44,024,784
                                                               ===========    ===========
LIABILITIES
Short-term borrowings.......................................   $30,900,143    $37,491,251
Long-term notes.............................................    11,522,577      4,496,267
Other liabilities, principally accrued interest payable.....     1,672,131        982,469
                                                               -----------    -----------
    Total liabilities.......................................    44,094,851     42,969,987
                                                               -----------    -----------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY.............................       213,883        213,883

STOCKHOLDERS' EQUITY
Preferred stock, par value $.20 per share, 20,000,000 shares authorized: 3,300,000 and 3,300,000 shares, respectively,
  issued at stated value of $50 per share...................       165,000        165,000
Common stock, par value $.20 per share, 250,000,000 shares
  authorized: 187,593,000 and 186,069,619 shares issued,
  respectively..............................................        37,519         37,214
Additional paid-in capital..................................        76,517         62,827
Unrealized gains on investments (net of tax of $160,986 and
  $160,319, respectively)...................................       298,974        297,735
Retained earnings...........................................     1,743,593      1,462,034
                                                               -----------    -----------
Stockholders' equity before treasury stock..................     2,321,603      2,024,810
Common stock held in treasury at cost: 23,533,022 and
  28,493,072 shares, respectively...........................       986,323      1,183,896
                                                               -----------    -----------
    Total stockholders' equity..............................     1,335,280        840,914
                                                               -----------    -----------
    Total liabilities and stockholders' equity..............   $45,644,014    $44,024,784
                                                               ===========    ===========

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                              -------------------------   -------------------------
                                                                 2000          1999          2000          1999
                                                              -----------   -----------   -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Interest income:
  Student loans.............................................   $769,965      $640,198     $2,072,087    $1,732,346
  Warehousing advances......................................     13,194        13,567         41,049        53,826
  Academic facilities financings:
    Taxable.................................................      8,441         9,614         28,471        29,703
    Tax-exempt..............................................      7,403         8,693         23,602        26,819
                                                               --------      --------     ----------    ----------
  Total academic facilities financings......................     15,844        18,307         52,073        56,522
  Investments...............................................     99,983        53,285        360,541       156,255
                                                               --------      --------     ----------    ----------
Total interest income.......................................    898,986       725,357      2,525,750     1,998,949
Interest expense:
  Short-term debt...........................................    587,214       448,343      1,704,215     1,206,056
  Long-term debt............................................    151,439        92,656        337,692       278,177
                                                               --------      --------     ----------    ----------
Total interest expense......................................    738,653       540,999      2,041,907     1,484,233
                                                               --------      --------     ----------    ----------
Net interest income.........................................    160,333       184,358        483,843       514,716
Less: provision for losses..................................      5,428         6,545         22,766        27,210
                                                               --------      --------     ----------    ----------
Net interest income after provision for losses..............    154,905       177,813        461,077       487,506
                                                               --------      --------     ----------    ----------
Other income:
  Gains on student loan securitizations.....................     22,656         3,627         91,010        11,540
  Servicing and securitization revenue......................     80,027        61,866        210,694       228,499
  Gains on sales of student loans...........................        122            --            122            --
  Gains on sales of securities..............................         25         8,706         43,817         9,779
  Guarantor servicing fees..................................     50,636            --         50,636            --
  Other.....................................................     52,450        21,111        110,542        63,762
                                                               --------      --------     ----------    ----------
  Total other income........................................    205,916        95,310        506,821       313,580
Operating expenses:
  Salaries and benefits.....................................     86,727        49,461        187,945       138,571
  Other.....................................................     80,389        42,059        170,454       125,627
  Integration charge........................................     53,000            --         53,000            --
                                                               --------      --------     ----------    ----------
Total operating expenses....................................    220,116        91,520        411,399       264,198
                                                               --------      --------     ----------    ----------
Income before income taxes and minority interest in net
  earnings of subsidiary....................................    140,705       181,603        556,499       536,888
                                                               --------      --------     ----------    ----------
Income taxes:
  Current...................................................     67,042        85,878        208,945       248,947
  Deferred..................................................    (21,229)      (28,354)       (26,827)      (78,957)
                                                               --------      --------     ----------    ----------
Total income taxes..........................................     45,813        57,524        182,118       169,990
Minority interest in net earnings of subsidiary.............      2,674         2,674          8,021         8,021
                                                               --------      --------     ----------    ----------
NET INCOME..................................................     92,218       121,405        366,360       358,877
Preferred stock dividends...................................      2,865            --          8,657            --
                                                               --------      --------     ----------    ----------
Net income attributable to common stock.....................   $ 89,353      $121,405     $  357,703    $  358,877
                                                               ========      ========     ==========    ==========
Basic earnings per share....................................   $    .56      $    .76     $     2.26    $     2.22
                                                               ========      ========     ==========    ==========
Average common shares outstanding...........................    160,652       159,661        157,989       161,377
                                                               ========      ========     ==========    ==========
Diluted earnings per share..................................   $    .55      $    .75     $     2.20    $     2.19
                                                               ========      ========     ==========    ==========
Average common and common equivalent shares outstanding.....    163,279       162,303        162,504       163,916
                                                               ========      ========     ==========    ==========

          See accompanying notes to consolidated financial statements

                              USA EDUCATION, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                    PREFERRED             COMMON STOCK SHARES                                     ADDITIONAL
                                      STOCK     ----------------------------------------   PREFERRED    COMMON     PAID-IN
                                     SHARES       ISSUED       TREASURY     OUTSTANDING      STOCK      STOCK      CAPITAL
                                    ---------   -----------   -----------   ------------   ---------   --------   ----------
BALANCE AT JUNE 30, 1999..........         --   184,976,111   (24,068,203)   160,907,908   $     --    $36,995    $   34,964
  Comprehensive income:
    Net income....................
    Other comprehensive income,
      net of tax:
      Change in unrealized gains
        (losses) on investments,
        net of tax................
  Comprehensive income............
  Cash dividends:
    Common stock ($.15 per
      share)......................
  Issuance of common shares.......                  520,355                      520,355                   104         9,788
  Premiums on equity forward
    purchase contracts............                                                                                    (8,144)
  Repurchase of common shares.....                             (2,344,799)    (2,344,799)
                                    ---------   -----------   -----------   ------------   --------    -------    ----------
BALANCE AT SEPTEMBER 30, 1999.....         --   185,496,466   (26,413,002)   159,083,464   $     --    $37,099    $   36,608
                                    =========   ===========   ===========   ============   ========    =======    ==========
BALANCE AT JUNE 30, 2000..........  3,300,000   186,266,879   (31,063,031)   155,203,848   $165,000    $37,253    $   52,742
  Comprehensive income:
    Net income....................
    Other comprehensive income,
      net of tax:
      Change in unrealized gains
        (losses) on investments,
        net of tax................
  Comprehensive income............
  Cash dividends:
    Common stock ($.16 per
      share)......................
    Preferred stock ($.88 per
      share)......................
  Issuance of common shares.......                1,326,121     9,034,505     10,360,626                   266        61,194
  Premiums on equity forward
    purchase contracts............                                                                                   (37,419)
  Repurchase of common shares.....                             (1,504,496)    (1,504,496)
                                    ---------   -----------   -----------   ------------   --------    -------    ----------
BALANCE AT SEPTEMBER 30, 2000.....  3,300,000   187,593,000   (23,533,022)   164,059,978   $165,000    $37,519    $   76,517
                                    =========   ===========   ===========   ============   ========    =======    ==========

                                    UNREALIZED
                                       GAINS
                                     (LOSSES)                                    TOTAL
                                        ON         RETAINED     TREASURY     STOCKHOLDERS'
                                    INVESTMENTS    EARNINGS       STOCK         EQUITY
                                    -----------   ----------   -----------   -------------
BALANCE AT JUNE 30, 1999..........   $330,973     $1,249,278   $  (992,827)    $  659,383
  Comprehensive income:
    Net income....................                   121,405                      121,405
    Other comprehensive income,
      net of tax:
      Change in unrealized gains
        (losses) on investments,
        net of tax................    (25,776)                                    (25,776)
                                                                               ----------
  Comprehensive income............                                                 95,629
  Cash dividends:
    Common stock ($.15 per
      share)......................                   (23,890)                     (23,890)
  Issuance of common shares.......                                                  9,892
  Premiums on equity forward
    purchase contracts............                                                 (8,144)
  Repurchase of common shares.....                                 (99,130)       (99,130)
                                     --------     ----------   -----------     ----------
BALANCE AT SEPTEMBER 30, 1999.....   $305,197     $1,346,793   $(1,091,957)    $  633,740
                                     ========     ==========   ===========     ==========
BALANCE AT JUNE 30, 2000..........   $295,378     $1,680,283   $(1,292,645)    $  938,011
  Comprehensive income:
    Net income....................                    92,218                       92,218
    Other comprehensive income,
      net of tax:
      Change in unrealized gains
        (losses) on investments,
        net of tax................      3,596                                       3,596
                                                                               ----------
  Comprehensive income............                                                 95,814
  Cash dividends:
    Common stock ($.16 per
      share)......................                   (26,043)                     (26,043)
    Preferred stock ($.88 per
      share)......................                    (2,865)                      (2,865)
  Issuance of common shares.......                                 370,000        431,460
  Premiums on equity forward
    purchase contracts............                                                (37,419)
  Repurchase of common shares.....                                 (63,678)       (63,678)
                                     --------     ----------   -----------     ----------
BALANCE AT SEPTEMBER 30, 2000.....   $298,974     $1,743,593   $  (986,323)    $1,335,280
                                     ========     ==========   ===========     ==========

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                    PREFERRED             COMMON STOCK SHARES                                     ADDITIONAL
                                      STOCK     ----------------------------------------   PREFERRED    COMMON     PAID-IN
                                     SHARES       ISSUED       TREASURY     OUTSTANDING      STOCK      STOCK      CAPITAL
                                    ---------   -----------   -----------   ------------   ---------   --------   ----------
BALANCE AT DECEMBER 31, 1998......         --   184,453,866   (20,327,213)   164,126,653   $     --    $36,891    $   26,871
  Comprehensive income:
    Net income....................
    Other comprehensive income,
      net of tax:
    Unrealized gains (losses) on
      investments,
      net of tax..................
  Comprehensive income............
  Cash dividends:
    Common stock ($.45 per
      share)......................
  Issuance of common shares.......                1,042,600                    1,042,600                   208        27,585
  Tax benefit related to employee
    stock option
    and purchase plan.............                                                                                     2,497
  Premiums on equity forward
    purchase contracts............                                                                                   (20,345)
  Repurchase of common shares.....                             (6,085,789)    (6,085,789)
                                    ---------   -----------   -----------   ------------   --------    -------    ----------
BALANCE AT SEPTEMBER 30, 1999.....         --   185,496,466   (26,413,002)   159,083,464   $     --    $37,099    $   36,608
                                    =========   ===========   ===========   ============   ========    =======    ==========
BALANCE AT DECEMBER 31, 1999......  3,300,000   186,069,619   (28,493,072)   157,576,547   $165,000    $37,214    $   62,827
  Comprehensive income:
    Net income....................
    Other comprehensive income,
      net of tax:
      Change in unrealized gains
        (losses) on investments,
        net of tax................
  Comprehensive income............
  Cash dividends:
    Common stock ($.48 per
      share)......................
    Preferred stock ($2.64 per
      share)......................
  Issuance of common shares.......                1,523,381     9,084,505     10,607,886                   305        70,088
  Premiums on equity forward
    purchase contracts............                                                                                   (56,398)
  Repurchase of common shares.....                             (4,124,455)    (4,124,455)
                                    ---------   -----------   -----------   ------------   --------    -------    ----------
BALANCE AT SEPTEMBER 30, 2000.....  3,300,000   187,593,000   (23,533,022)   164,059,978   $165,000    $37,519    $   76,517
                                    =========   ===========   ===========   ============   ========    =======    ==========

                                    UNREALIZED
                                       GAINS
                                     (LOSSES)                                    TOTAL
                                        ON         RETAINED     TREASURY     STOCKHOLDERS'
                                    INVESTMENTS    EARNINGS       STOCK         EQUITY
                                    -----------   ----------   -----------   -------------
BALANCE AT DECEMBER 31, 1998......   $371,739     $1,060,334   $  (842,209)    $  653,626
  Comprehensive income:
    Net income....................                   358,877                      358,877
    Other comprehensive income,
      net of tax:
    Unrealized gains (losses) on
      investments,
      net of tax..................    (66,542)                                    (66,542)
                                                                               ----------
  Comprehensive income............                                                292,335
  Cash dividends:
    Common stock ($.45 per
      share)......................                   (72,418)                     (72,418)
  Issuance of common shares.......                                                 27,793
  Tax benefit related to employee
    stock option
    and purchase plan.............                                                  2,497
  Premiums on equity forward
    purchase contracts............                                                (20,345)
  Repurchase of common shares.....                                (249,748)      (249,748)
                                     --------     ----------   -----------     ----------
BALANCE AT SEPTEMBER 30, 1999.....   $305,197     $1,346,793   $(1,091,957)    $  633,740
                                     ========     ==========   ===========     ==========
BALANCE AT DECEMBER 31, 1999......   $297,735     $1,462,034   $(1,183,896)    $  840,914
  Comprehensive income:
    Net income....................                   366,360                      366,360
    Other comprehensive income,
      net of tax:
      Change in unrealized gains
        (losses) on investments,
        net of tax................      1,239                                       1,239
                                                                               ----------
  Comprehensive income............                                                367,599
  Cash dividends:
    Common stock ($.48 per
      share)......................                   (76,144)                     (76,144)
    Preferred stock ($2.64 per
      share)......................                    (8,657)                      (8,657)
  Issuance of common shares.......                                 372,366        442,759
  Premiums on equity forward
    purchase contracts............                                                (56,398)
  Repurchase of common shares.....                                (174,793)      (174,793)
                                     --------     ----------   -----------     ----------
BALANCE AT SEPTEMBER 30, 2000.....   $298,974     $1,743,593   $  (986,323)    $1,335,280
                                     ========     ==========   ===========     ==========

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
                                                               (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES
Net income..................................................  $     366,360   $     358,877
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Gains on student loan securitizations.....................        (91,010)        (11,540)
  Gains on sales of student loans...........................           (122)             --
  Gains on sales of securities..............................        (43,817)         (9,779)
  Provision for losses......................................         22,766          27,210
  (Increase) in accrued interest receivable.................        (49,294)       (132,911)
  Increase (decrease) in accrued interest payable...........          3,592         (68,880)
  (Increase) decrease in other assets.......................           (160)         27,001
  Increase in other liabilities.............................        455,532         146,654
                                                              -------------   -------------
  Total adjustments.........................................        297,487         (22,245)
                                                              -------------   -------------
Net cash provided by operating activities...................        663,847         336,632
                                                              -------------   -------------
INVESTING ACTIVITIES
Insured student loans purchased.............................     (8,428,740)     (9,427,361)
Reduction of insured student loans purchased:
  Installment payments......................................      1,723,354       2,136,388
  Claims and resales........................................        375,137         366,261
  Proceeds from securitization of student loans.............      8,734,901       2,031,320
  Proceeds from sales of student loans......................        126,172              --
Warehousing advances made...................................       (800,324)       (577,459)
Warehousing advance repayments..............................        982,454         810,365
Academic facilities financings made.........................        (11,609)        (35,919)
Academic facilities financings reductions...................        155,075         118,733
Investments purchased.......................................    (32,888,320)     (7,958,809)
Proceeds from sale or maturity of investments...............     34,302,642       8,351,871
Purchase of subsidiaries, net of cash acquired (Note 6).....       (448,754)       (317,722)
                                                              -------------   -------------
Net cash provided by (used in) investing activities.........      3,823,988      (4,502,332)
                                                              -------------   -------------
FINANCING ACTIVITIES
Short-term borrowings issued................................    580,847,220     409,501,619
Short-term borrowings repaid................................   (584,160,609)   (406,398,210)
Long-term notes issued......................................     13,523,596      10,283,891
Long-term notes repaid......................................    (14,710,000)     (8,907,072)
Equity forward contracts and common stock issued............        386,361           9,945
Common stock repurchased....................................       (174,793)       (249,748)
Common dividends paid.......................................        (76,144)        (72,418)
Preferred dividends paid....................................         (8,657)             --
                                                              -------------   -------------
Net cash (used in) provided by financing activities.........     (4,373,026)      4,168,007
                                                              -------------   -------------
Net increase in cash and cash equivalents...................        114,809           2,307
Cash and cash equivalents at beginning of period............        589,750         115,912
                                                              -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $     704,559   $     118,219
                                                              =============   =============
Cash disbursements made for:
Interest....................................................  $   1,788,202   $   1,323,214
                                                              =============   =============
Income taxes................................................  $      95,000   $     248,500
                                                              =============   =============

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (INFORMATION AT SEPTEMBER 30, 2000 AND FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2000 AND 1999 IS UNAUDITED)
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT OR AS OTHERWISE NOTED)

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of USA Education, Inc. (the "Company"), formerly SLM Holding Corporation, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000.

2. NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133," and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is effective for the Company's financial statements beginning January 1, 2001. SFAS 133, as amended, requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for derivative financial instruments that qualify as fair value hedges allows a derivative instrument's gains and losses to offset related fair value changes on the hedged item in the income statement. Derivative financial instruments that qualify as cashflow hedges are reported as adjustments to stockholders' equity as a component of other comprehensive income and require that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS 133 could result in increased period to period volatility in reported net income. Management is continuing to assess the potential impact of SFAS 133 on the Company's reported results of operations and financial position. The Company will implement the new standard on January 1, 2001.

    On March 16, 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-7 ("EITF No. 00-7"), "Application of Issue No. 96-13, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,' to Equity Derivative Instruments That Contain Certain Provisions That Require Net Cash Settlement If Certain Events Occur." The EITF announced a consensus that any equity derivative contract that could require net cash settlement (as defined in EITF Issue No. 96-13) must be accounted for as an asset or liability and cannot be included in the permanent equity of the Company. In addition, any equity derivative contracts that could require physical settlement by a cash payment to the counterparty in exchange for the issuer's shares, must be accounted for as temporary equity as defined by the SEC under Accounting Series Release (ASR)

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   (INFORMATION AT SEPTEMBER 30, 2000 AND FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2000 AND 1999 IS UNAUDITED)
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT OR AS OTHERWISE NOTED)

2. NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)
No. 268, "Presentation in Financial Statements of 'Redeemable Preferred
Stocks.' " EITF No. 00-7 is effective immediately for all new contracts entered into after March 16, 2000. The EITF met on July 19, 2000 to discuss various issues and questions concerning EITF No. 00-7. Following that meeting, the EITF issued EITF Issue No. 00-19 ("EITF No. 00-19"), "Determination of Whether Share Settlement is within the Control of the Issuer for Purposes of Applying Issue No. 96-13." On September 20, 2000, the EITF reached a final consensus on EITF Issue No. 00-19. EITF Issue No. 00-19 provides that in order for the contract to be accounted for as permanent equity, the contract's provisions should put the company's counterparty in no better position than the company's common shareholders. The EITF also confirmed the effective date of EITF Issue No. 00-7 to be June 30, 2001 for contracts entered into before September 20, 2000. If the contract is entered into after September 20, 2000, EITF Issue No. 00-19 is applicable at contract inception.

    The Company currently accounts for its equity forward contracts through equity in accordance with EITF Issue No. 96-13. The Company is reviewing potential amendments on its equity forward contracts in place at March 16, 2000 to satisfy the requirements of EITF No. 00-7 and EITF No. 00-19 to allow accounting through permanent equity. If the Company cannot amend the contracts and does not terminate such positions, EITF No. 00-7 and EITF No. 00-19 could, depending upon the Company's share price at and after the effective date, materially affect the Company's capital position as well as its future earnings. Management is continuing to assess the potential impact of EITF No. 00-7 and EITF No. 00-19 on the Company's reported results of operations and financial position.

    In October 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125." SFAS 140 requires new disclosures about securitizations and retained interests in securitized financial assets and revises the criteria involving qualifying special purpose entities. Under SFAS 140, entities will be required to disclose information about securitizations regarding accounting policies, securitization characteristics, key assumptions used and cash flows between the securitization special purpose entities and the transferor. Additionally, entities will be required to disclose information related to retained interests in securitized financial assets, regarding accounting policies for subsequent measuring of retained interests, key assumptions used in subsequent fair value measurements, sensitivity analysis showing hypothetical effects on fair values based on unfavorable variations from key assumptions and general characteristics of the securitized assets such as principal balances, delinquencies and credit losses. These new disclosure requirements are to be provided for fiscal years ending after December 15, 2000. Additionally, SFAS 140 revises the criteria involving qualifying special purpose entities. These revisions related to special purpose entities are to be applied prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001.

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   (INFORMATION AT SEPTEMBER 30, 2000 AND FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2000 AND 1999 IS UNAUDITED)
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT OR AS OTHERWISE NOTED)

3. ALLOWANCE FOR LOSSES

    The following table summarizes changes in the allowance for losses for the three and nine months ended September 30, 2000 and 1999, respectively.

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
BALANCE AT BEGINNING OF PERIOD......................  $299,392   $298,704   $303,743   $293,185
Additions
  Provisions for losses.............................     5,428      6,545     22,766     27,210
  Recoveries........................................    16,373     17,641     21,159     20,672
Deductions
  Reductions for sales of student loans.............    (3,679)    (1,668)   (16,648)    (2,735)
  Write-offs........................................    (5,990)   (13,582)   (19,496)   (30,692)
                                                      --------   --------   --------   --------
BALANCE AT END OF PERIOD............................  $311,524   $307,640   $311,524   $307,640
                                                      ========   ========   ========   ========

4. STUDENT LOAN SECURITIZATION

    For the three months ended September 30, 2000 and 1999, the Company securitized $2.0 billion and $1.0 billion, respectively, of student loans and recorded pre-tax gains of $23 million and $4 million, respectively. For the nine months ended September 30, 2000 and 1999, the Company securitized $8.5 billion and $2.0 billion, respectively, of student loans and recorded pre-tax gains of $91 million and $12 million, respectively. At September 30, 2000 and
December 31, 1999, outstanding securitized student loans that the Company continues to manage totaled $30.7 billion and $19.5 billion, respectively.

5. COMMON STOCK

    Basic earnings per share are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options and warrants,

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   (INFORMATION AT SEPTEMBER 30, 2000 AND FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2000 AND 1999 IS UNAUDITED)
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT OR AS OTHERWISE NOTED)

5. COMMON STOCK (CONTINUED)
determined by the treasury stock method, and equity forwards, determined by the reverse treasury stock method, as follows:

                                                                           AVERAGE      EARNINGS
                                                            NET INCOME     SHARES      PER SHARE
                                                            ----------   -----------   ----------
                                                                         (THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30, 2000
Basic earnings per share..................................   $ 89,353      160,652       $ .56
Dilutive effect of stock options, warrants and equity
  forwards................................................         --        2,627        (.01)
                                                             --------      -------       -----
Diluted earnings per share................................   $ 89,353      163,279       $ .55
                                                             ========      =======       =====
THREE MONTHS ENDED SEPTEMBER 30, 1999
Basic earnings per share..................................   $121,405      159,661       $ .76
Dilutive effect of stock options, warrants and equity
  forwards................................................         --        2,642        (.01)
                                                             --------      -------       -----
Diluted earnings per share................................   $121,405      162,303       $ .75
                                                             ========      =======       =====

                                                                           AVERAGE      EARNINGS
                                                            NET INCOME     SHARES      PER SHARE
                                                            ----------   -----------   ----------
                                                                         (THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 2000
Basic earnings per share..................................   $357,703      157,989       $2.26
Dilutive effect of stock options, warrants and equity
  forwards................................................         --        4,515        (.06)
                                                             --------      -------       -----
Diluted earnings per share................................   $357,703      162,504       $2.20
                                                             ========      =======       =====
NINE MONTHS ENDED SEPTEMBER 30, 1999
Basic earnings per share..................................   $358,877      161,377       $2.22
Dilutive effect of stock options, warrants, and equity
  forwards................................................         --        2,539        (.03)
                                                             --------      -------       -----
Diluted earnings per share................................   $358,877      163,916       $2.19
                                                             ========      =======       =====

6. ACQUISITIONS

    In July 1999, the Company completed the purchase of Nellie Mae Corporation for $332 million in cash and stock in an acquisition accounted for as a purchase. As a result of the purchase, the Company recognized $90 million in goodwill. At the time of the acquisition, Nellie Mae had an outstanding student loan portfolio of $2.6 billion and in 1998, Nellie Mae originated more than $375 million in student loans. Nellie Mae's pro-forma results of operations for the years ended December 31, 1999 and

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   (INFORMATION AT SEPTEMBER 30, 2000 AND FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2000 AND 1999 IS UNAUDITED)
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT OR AS OTHERWISE NOTED)

6. ACQUISITIONS (CONTINUED)
1998 were immaterial to the Company's financial position and its results of operations. The fair value of Nellie Mae's asset and liabilities at the date of acquisition are presented below (dollars in millions):

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
                                                              =======

    Effective as of July 7, 2000, the Company completed the acquisition of Student Loan Funding Resources, Inc. ("SLFR") from the Thomas J. Conlan Education Foundation for $117 million in cash. SLFR was the eighth largest holder of federal student loans in the nation with a $3.1 billion portfolio. Based on a preliminary allocation of the purchase price, the Company recognized $49 million in goodwill. SLFR's pro-forma results of operations for the year ended 1999 and for the nine months ended September 30, 2000 were immaterial to the Company's financial position and its results of operations. The fair value of SLFR's asset and liabilities at the date of acquisition are presented below (dollars in millions):

Student loans...............................................  $ 3,103
Cash and investments........................................      368
Goodwill....................................................       49
Other assets................................................      112
Short-term borrowings.......................................     (753)
Long-term notes.............................................   (2,692)
Other liabilities...........................................      (70)
                                                              -------
Net assets acquired.........................................  $   117
                                                              =======

    Effective as of July 31, 2000, the Company completed the acquisition of the guarantee servicing, student loan servicing and secondary market operations of USA Group, Inc. ("USA Group"). The Company did not acquire the operations of the sellers' affiliates, USA Group Funds, Inc. and Secondary Market Services--Hawaii. The acquisition price was $795 million in cash and stock. Based on a preliminary allocation of the purchase price, the Company recognized $458 million in goodwill. The purchase consideration included approximately one million shares of restricted stock with the exercise contingent upon the combined company's achievement of certain income and cost reduction goals. USA Group's pro-forma results of operations for the year ended 1999 and for the nine months ended September 30, 2000 were immaterial to the Company's financial position and its results of

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   (INFORMATION AT SEPTEMBER 30, 2000 AND FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2000 AND 1999 IS UNAUDITED)
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT OR AS OTHERWISE NOTED)

6. ACQUISITIONS (CONTINUED)
operations. The fair value of USA Group's asset and liabilities at the date of acquisition are presented below (dollars in millions):

Student loans...............................................  $ 1,421
Cash and investments........................................      217
Goodwill....................................................      458
Other assets................................................      345
Long-term notes.............................................   (1,489)
Other liabilities...........................................     (157)
                                                              -------
Net assets acquired.........................................  $   795
                                                              =======

7. SUBSEQUENT EVENTS

    On October 3, 2000, the Company issued $500,000,000 of its Senior Notes due September 16, 2002. The proceeds to the Company from the sale of these notes, before expenses, were $498,750,000 and were used for general corporate purposes.

    Effective October 27, 2000, the Company renewed its $600 million 364-day revolving credit facility for an additional 364-day period. Liquidity support for the Company's commercial paper program is provided by this $600 million 364-day revolving credit facility which matures on October 26, 2001 and a $400 million 5-year revolving credit facility which matures on October 29, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

OVERVIEW

    SLM HOLDING CORPORATION ("SLM HOLDING") WAS FORMED ON FEBRUARY 3, 1997 AS A WHOLLY OWNED SUBSIDIARY OF THE STUDENT LOAN MARKETING ASSOCIATION (THE "GSE"). ON AUGUST 7, 1997, PURSUANT TO THE STUDENT LOAN MARKETING ASSOCIATION REORGANIZATION ACT OF 1996 (THE "PRIVATIZATION ACT") AND APPROVAL BY SHAREHOLDERS OF AN AGREEMENT AND PLAN OF REORGANIZATION, THE GSE WAS REORGANIZED INTO A SUBSIDIARY OF SLM HOLDING (THE "REORGANIZATION"). EFFECTIVE AS OF
JULY 31, 2000, SLM HOLDING WAS RENAMED USA EDUCATION, INC. UPON THE COMPLETION OF THE ACQUISITION OF THE GUARANTEE SERVICING, STUDENT LOAN SERVICING AND SECONDARY MARKET OPERATIONS OF USA GROUP. THE COMPANY DID NOT ACQUIRE THE OPERATIONS OF THE SELLERS' AFFILIATES, USA GROUP FUNDS, INC. AND SECONDARY MARKET SERVICES--HAWAII. USA EDUCATION, INC. IS A HOLDING COMPANY THAT OPERATES THROUGH A NUMBER OF SUBSIDIARIES INCLUDING THE GSE. REFERENCES HEREIN TO THE "COMPANY" REFER TO THE GSE AND ITS SUBSIDIARIES FOR PERIODS PRIOR TO THE REORGANIZATION AND TO USA EDUCATION, INC. AND ITS SUBSIDIARIES FOR PERIODS AFTER THE REORGANIZATION.

    The Company is the nation's largest private source of financing and servicing for education loans in the United States, primarily through its participation in the Federal Family Education Loan Program ("FFELP"), formerly the Guaranteed Student Loan Program. The Company's products and services include student loan purchases and commitments to purchase student loans, as well as operational support to originators of student loans and to post-secondary education institutions, guarantors and other education-related financial services. The Company also originates, purchases, and holds unguaranteed private loans.

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

    Set forth below is Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company for the three and nine months ended September 30, 2000 and 1999. This section should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 1997-99 presented in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission. All dollar amounts are in millions, except per share amounts or as otherwise noted.

SELECTED FINANCIAL DATA

CONDENSED STATEMENTS OF INCOME

                                           THREE MONTHS                                    NINE MONTHS
                                               ENDED               INCREASE                   ENDED               INCREASE
                                           SEPTEMBER 30,          (DECREASE)              SEPTEMBER 30,          (DECREASE)
                                        -------------------   -------------------      -------------------   -------------------
                                          2000       1999        $          %            2000       1999        $          %
                                        --------   --------   --------   --------      --------   --------   --------   --------
Net interest income...................    $160       $184      $ (24)       (13)%       $ 484      $ 515       $(31)        (6)%
Less: provision for losses............       5          6         (1)       (17)           23         27         (4)       (16)
                                          ----       ----      -----       ----         -----      -----       ----       ----
Net interest income after provision
  for losses..........................     155        178        (23)       (13)          461        488        (27)        (5)
Gains on student loan
  securitizations.....................      23          4         19        525            91         12         79        689
Servicing and securitization
  revenue.............................      80         62         18         29           211        229        (18)        (8)
Guarantor servicing fees..............      51         --         51        100            51         --         51        100
Other income..........................      52         30         22         76           154         73         81        110
Operating expenses and integration
  charge..............................     220         92        128        141           412        264        148         56
Income taxes..........................      46         58        (12)       (20)          182        170         12          7
Minority interest in net earnings of
  subsidiary..........................       3          3         --         --             8          9         (1)        --
                                          ----       ----      -----       ----         -----      -----       ----       ----
Net income............................      92        121        (29)       (24)          366        359          7          2
Preferred dividends...................       3         --          3        100             8         --          8        100
                                          ----       ----      -----       ----         -----      -----       ----       ----
Net income attributable to common
  stock...............................    $ 89       $121      $ (32)       (26)%       $ 358      $ 359       $ (1)        --%
                                          ====       ====      =====       ====         =====      =====       ====       ====
Basic earnings per share..............    $.56       $.76      $(.20)       (27)%       $2.26      $2.22       $.04          2%
                                          ====       ====      =====       ====         =====      =====       ====       ====
Diluted earnings per share............    $.55       $.75      $(.20)       (27)%       $2.20      $2.19       $.01         --%
                                          ====       ====      =====       ====         =====      =====       ====       ====
Dividends per share...................    $.16       $.15      $ .01          7%        $ .48      $ .45       $.03          7%
                                          ====       ====      =====       ====         =====      =====       ====       ====

CONDENSED BALANCE SHEETS

                                                                                           INCREASE
                                                                                          (DECREASE)
                                                       SEPTEMBER 30,   DECEMBER 31,   -------------------
                                                           2000            1999          $          %
                                                       -------------   ------------   --------   --------
ASSETS
Student loans........................................     $35,949         $33,809     $ 2,140        6%
Warehousing advances.................................         861           1,043        (182)     (17)
Academic facilities financings.......................         883           1,028        (145)     (14)
Cash and investments.................................       4,618           5,775      (1,157)     (20)
Other assets.........................................       3,333           2,370         963       41
                                                          -------         -------     -------      ---
Total assets.........................................     $45,644         $44,025     $ 1,619        4%
                                                          =======         =======     =======      ===
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings................................     $30,900         $37,491     $(6,591)     (18)%
Long-term notes......................................      11,523           4,496       7,027      156
Other liabilities....................................       1,672             983         689       70
                                                          -------         -------     -------      ---
Total liabilities....................................      44,095          42,970       1,125        3
                                                          -------         -------     -------      ---
Minority interest in subsidiary......................         214             214          --       --
Stockholders' equity before treasury stock...........       2,321           2,025         296       15
Common stock held in treasury at cost................         986           1,184        (198)     (17)
                                                          -------         -------     -------      ---
Total stockholders' equity...........................       1,335             841         494       59
                                                          -------         -------     -------      ---
Total liabilities and stockholders' equity...........     $45,644         $44,025     $ 1,619        4%
                                                          =======         =======     =======      ===

RESULTS OF OPERATIONS

EARNINGS SUMMARY

    For the three months ended September 30, 2000, the Company's "core cash basis" net income was $128 million ($.77 diluted earnings per share), versus "core cash basis" net income of $110 million ($.68 diluted earnings per share) in the third quarter of 1999. For the nine months ended September 30, 2000, the Company's "core cash basis" net income was $355 million ($2.13 diluted earnings per share) versus $298 million ($1.82 diluted earnings per share) for the nine months ended September 30, 1999. "Core cash basis" results measure only the recurring earnings of the Company. Accordingly, securitization transactions are treated as financings, not sales, and thereby gains on such sales are eliminated. In addition, the effect of floor revenue, certain one-time gains on sales of investment securities and student loans, certain integration charges and the amortization of goodwill are also excluded from net income calculated in accordance with generally accepted accounting principles ("GAAP"). See "Pro-forma Statements of Income" for a detailed discussion of "core cash basis" net income.

    The increase in "core cash basis" net income in the third quarter of 2000 versus the third quarter of 1999 is due to the $11.7 billion increase in the average balance of the Company's managed portfolio of student loans partially offset by higher funding costs. The additional operating expenses from the acquisitions of both USA Group and SLFR are offset by the significant increase in fee income and net interest income due to these acquisitions. For the nine months ended September 30, 2000, the increase in "core cash basis" net income versus the year-ago period is mainly due to the $8.4 billion increase in the average balance of the Company's managed portfolio of student loans, partially offset by higher funding costs.

    For the three months ended September 30, 2000, the Company's GAAP net income was $92 million ($.55 diluted earnings per share), versus GAAP net income of $121 million ($.75 diluted earnings per share) in the third quarter of 1999. The decrease in GAAP net income in the third quarter of 2000 versus the year-ago quarter is mainly due to a $32 million after-tax integration charge related to the USA Group acquisition and a decrease in after-tax floor revenue of $8 million, partially offset by an increase in after-tax securitization gains of $12 million and an increase in after-tax servicing and securitization revenue of $12 million. For the nine months ended September 30, 2000, the Company's GAAP net income was $366 million ($2.20 diluted earnings per share), versus GAAP net income of $359 million ($2.19 diluted earnings per share) for the nine months ended September 30, 1999. The increase in year-to-date 2000 GAAP net income versus year-to-date 1999 GAAP net income is due to a $1.9 billion increase in the average balance of the Company's on-balance sheet portfolio of student loans, an increase of $52 million in after-tax securitization gains, and an increase of $22 million in after-tax gains on sales of investment securities. The increase in GAAP net income for the first nine months of 2000 versus the year-ago period is partially offset by a decrease in after-tax floor revenue of $36 million, lower after-tax servicing and securitization revenue of $12 million, and a $32 million after-tax integration charge related to the USA Group acquisition.

    As a result of the USA group acquisition, the Company issued approximately 10 million shares during the third quarter of 2000. The Company repurchased
1.5 million shares during the quarter through open market purchases. The net result was an increase in outstanding shares to 164 million at September 30, 2000.

NET INTEREST INCOME

    Net interest income is derived largely from the Company's portfolio of student loans that remain on-balance sheet. Additional information regarding the return on the Company's student loan portfolio is set forth under "Student Loans--Student Loan Spread Analysis."

    Taxable equivalent net interest income for the three months ended
September 30, 2000 versus the three months ended September 30, 1999 decreased by $27 million while the net interest margin decreased by .41 percentage points. The $39 million decrease in taxable equivalent net interest income attributable to the change in rates for the three months ended September 30, 2000 versus the three months ended September 30, 1999 was partially due to the decreases in floor revenue and the student loan spread. In addition, the Higher Education Amendments of 1998 which decreased the spread for special allowance payments ("SAP") on student loans also contributed to the decrease in taxable equivalent net interest income as the percentage of student loans affected by this change continued to increase. The decrease in taxable equivalent net interest income attributable to the change in rates was partially offset by a $12 million increase to the change in volume due to the $2.5 billion increase in the average balance of investments over the year-ago quarter.

    Taxable equivalent net interest income for the nine months ended
September 30, 2000 versus the nine months ended September 30, 1999 decreased by $32 million while the net interest margin decreased by .32 percentage points. The $79 million decrease in taxable equivalent net interest income attributable to the change in rates for the nine months ended September 30, 2000 versus the nine months ended September 30, 1999 was partially due to the decreases in floor revenue, the SAP spread, and the student loan spread (discussed in more detail below). The decrease to taxable equivalent net interest income attributable to the change in rates was partially offset by a $47 million increase to the change in volume due to the $3.7 billion increase in the average balance of investments over the year-ago period.

TAXABLE EQUIVALENT NET INTEREST INCOME

    The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal corporate tax rate of 35 percent.

                                            THREE MONTHS                                    NINE MONTHS
                                                ENDED               INCREASE                   ENDED               INCREASE
                                            SEPTEMBER 30,          (DECREASE)              SEPTEMBER 30,          (DECREASE)
                                         -------------------   -------------------      -------------------   -------------------
                                           2000       1999        $          %            2000       1999        $          %
                                         --------   --------   --------   --------      --------   --------   --------   --------
Interest income
  Student loans........................    $770       $640       $130        20%         $2,072     $1,732      $340        20%
  Warehousing advances.................      13         14         (1)       (3)             41         54       (13)      (24)
  Academic facilities financings.......      16         18         (2)      (13)             52         56        (4)       (8)
  Investments..........................     100         53         47        88             361        156       205       131
  Taxable equivalent adjustment........       5          8         (3)      (40)             22         24        (2)       (7)
                                           ----       ----       ----       ---          ------     ------      ----       ---
Total taxable equivalent interest
  income...............................     904        733        171        23           2,548      2,022       526        26
Interest expense.......................     739        541        198        37           2,042      1,484       558        38
                                           ----       ----       ----       ---          ------     ------      ----       ---
Taxable equivalent net interest
  income...............................    $165       $192       $(27)      (14)%        $  506     $  538      $(32)       (6)%
                                           ====       ====       ====       ===          ======     ======      ====       ===

AVERAGE BALANCE SHEETS

    The following table reflects the rates earned on earning assets and paid on liabilities for the three and nine months ended September 30, 2000 and 1999.

                                          THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                     ------------------------------------------    ------------------------------------------
                                            2000                   1999                   2000                   1999
                                     -------------------    -------------------    -------------------    -------------------
                                     BALANCE      RATE      BALANCE      RATE      BALANCE      RATE      BALANCE      RATE
                                     --------   --------    --------   --------    --------   --------    --------   --------
AVERAGE ASSETS
  Student loans....................  $36,440      8.41%     $34,595      7.34%     $33,836      8.18%     $31,988      7.24%
  Warehousing advances.............      737      7.12          913      5.90          798      6.87        1,267      5.68
  Academic facilities financings...      963      8.19        1,122      8.12        1,007      8.59        1,164      8.15
Investments........................    5,792      6.92        3,280      6.85        7,191      6.87        3,455      6.40
                                     -------      ----      -------      ----      -------      ----      -------      ----
Total interest earning assets......   43,932      8.18%      39,910      7.29%      42,832      7.95%      37,874      7.14%
                                                  ====                   ====                   ====                   ====
Non-interest earning assets........    2,926                  2,229                  2,476                  2,079
                                     -------                -------                -------                -------
Total assets.......................  $46,858                $42,139                $45,308                $39,953
                                     =======                =======                =======                =======
AVERAGE LIABILITIES AND
  STOCKHOLDERS' EQUITY
  Six month floating rate notes....  $ 4,310      6.58%     $ 4,625      5.29%     $ 4,538      6.41%     $ 4,520      5.23%
  Other short-term borrowings......   30,731      6.68       29,087      5.27       31,362      6.33       26,807      5.13
  Long-term notes..................    9,038      6.67        6,514      5.64        6,927      6.51        6,748      5.51
                                     -------      ----      -------      ----      -------      ----      -------      ----
Total interest bearing
  liabilities......................   44,079      6.67%      40,226      5.34%      42,827      6.37%      38,075      5.21%
                                                  ====                   ====                   ====                   ====
Non-interest bearing liabilities...    1,604                  1,272                  1,484                  1,238
Stockholders' equity...............    1,175                    641                    997                    640
                                     -------                -------                -------                -------
Total liabilities and stockholders'
  equity...........................  $46,858                $42,139                $45,308                $39,953
                                     =======                =======                =======                =======
Net interest margin................               1.50%                  1.91%                  1.58%                  1.90%
                                                  ====                   ====                   ====                   ====

RATE/VOLUME ANALYSIS

    The Rate/Volume Analysis below shows the relative contribution of changes in interest rates and asset volumes.

                                                                                INCREASE
                                                                               (DECREASE)
                                                               TAXABLE       ATTRIBUTABLE TO
                                                              EQUIVALENT        CHANGE IN
                                                               INCREASE    -------------------
                                                              (DECREASE)     RATE      VOLUME
                                                              ----------   --------   --------
THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED
  SEPTEMBER 30, 1999
Taxable equivalent interest income..........................     $171        $ 95       $76
Interest expense............................................      198         134        64
                                                                 ----        ----       ---
Taxable equivalent net interest income......................     $(27)       $(39)      $12
                                                                 ====        ====       ===

                                                                                INCREASE
                                                                               (DECREASE)
                                                               TAXABLE       ATTRIBUTABLE TO
                                                              EQUIVALENT        CHANGE IN
                                                               INCREASE    -------------------
                                                              (DECREASE)     RATE      VOLUME
                                                              ----------   --------   --------
NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED
  SEPTEMBER 30, 1999
Taxable equivalent interest income..........................     $526        $252       $274
Interest expense............................................      558         331        227
                                                                 ----        ----       ----
Taxable equivalent net interest income......................     $(32)       $(79)      $ 47
                                                                 ====        ====       ====

STUDENT LOANS

STUDENT LOAN SPREAD ANALYSIS

    The following table analyzes the reported earnings from student loans both on-balance sheet and those off-balance sheet in securitization trusts. The line captioned "Adjusted student loan yields" reflects contractual student loan yields. For student loans off-balance sheet, the Company will continue to earn servicing fee revenues over the life of the securitized student loan portfolios. The off-balance sheet information presented in "Securitization Program--Servicing and Securitization Revenue" analyzes the on-going servicing revenue and residual interest earned on the securitized portfolios of student loans. For an analysis of the Company's student loan spread for the entire portfolio of managed student loans on a similar basis to the on-balance sheet analysis, see
" `Core Cash Basis' Student Loan Spread and Net Interest Income."

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
ON-BALANCE SHEET
Adjusted student loan yields............................     9.10%      7.94%      8.84%      7.88%
Consolidated loan rebate fees...........................     (.26)      (.22)      (.26)      (.22)
Offset fees.............................................     (.14)      (.15)      (.13)      (.14)
Borrower benefits.......................................     (.07)      (.07)      (.07)      (.06)
Premium amortization....................................     (.22)      (.16)      (.20)      (.22)
                                                          -------    -------    -------    -------
Student loan income.....................................     8.41       7.34       8.18       7.24
Cost of funds...........................................    (6.62)     (5.29)     (6.34)     (5.18)
                                                          -------    -------    -------    -------
Student loan spread.....................................     1.79%      2.05%      1.84%      2.06%
                                                          =======    =======    =======    =======
OFF-BALANCE SHEET
Servicing and securitization revenue....................     1.15%      1.37%      1.17%      1.74%
                                                          =======    =======    =======    =======
AVERAGE BALANCES
Student loans...........................................  $36,440    $34,595    $33,836    $31,988
Securitized loans.......................................   27,756     17,888     24,124     17,585
                                                          -------    -------    -------    -------
Managed student loans...................................  $64,196    $52,483    $57,960    $49,573
                                                          =======    =======    =======    =======

    The Company's portfolio of student loans originated under the FFELP has a variety of unique interest rate characteristics. The Company generally earns interest at the greater of the borrower's rate or a floating rate determined by reference to the average of the weekly auctions of 91-day Treasury bills by the government, plus a fixed spread which is dependent upon when the loan was originated. If the floating rate exceeds the borrower rate, the Department of Education makes a payment directly to the Company based upon the SAP formula established under the Higher Education Act. If the floating rate is less than the rate the borrower is obligated to pay, the Company simply earns interest at the borrower rate. In all cases, the rate a borrower is obligated to pay sets a minimum rate for determining the yield the Company earns on a loan. The borrowers' interest rates are either fixed to term or are reset annually on July 1 of each year depending on when the loan was originated.

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

    Due to the continued rise in Treasury bill rates since the third quarter of 1999, the Company earned floor revenue of $0.01 million in the third quarter of 2000 versus $13 million of such revenue in the year-ago quarter. The floor revenue earned in the third quarter of 2000 was attributable to student loans whose minimum borrower rates adjust annually on July 1, while in the third quarter of 1999, $12 million of the floor revenue earned was from student loans whose borrower rates are fixed to term, and $0.4 million was from student loans whose borrower rates reset annually. The reduction in floor revenue decreased the third quarter 2000 on-balance sheet student loan spread by 15 basis points versus the year-ago quarter. For the nine months ended September 30, 2000, the Company earned floor revenue of $3 million of which $2 million was attributable to student loans whose minimum borrower rates are fixed to term and $1 million was attributable to student loans whose minimum borrower rates adjust annually on July 1. For the nine months ended September 30, 1999, the Company earned floor revenue of $58 million, of which $40 million was attributable to student loans whose minimum borrower rates are fixed to term and $18 million was attributable to student loans whose minimum borrower rates adjust annually on July 1. The reduction in floor revenue decreased the year-to-date 2000 on-balance sheet student loan spread by 23 basis points versus the year-ago period.

    The Company's match funding of its student loan portfolio on a managed basis affects servicing and securitization revenue in the opposite direction from its effect on the on-balance sheet student loan spread. Specifically, the Company's on-balance sheet use of funding indexed to the July 1999 reset of the 52-week Treasury bill to fund off-balance sheet PLUS student loans decreased servicing and securitization revenue by $18 million for the nine months ended
September 30, 2000 versus the prior year due to the rise in Treasury bill rates which increased off-balance sheet funding costs for debt indexed to the 91-day Treasury bill and funding PLUS loans. The opposite effect occurs on-balance sheet as the Company uses the excess of off-balance sheet 91-day Treasury bill funding to fund on-balance sheet student loans indexed to the 91-day Treasury bill.

    The following table analyzes the ability of the FFELP student loans in the Company's managed student loan portfolio to earn at the minimum borrower interest rate at September 30, 2000 and 1999, based on the last Treasury bill auctions of September 2000 and September 1999 for fixed rate loans
(6.18 percent and 4.86 percent, respectively), and based on the last Treasury bill auctions of May 2000 and May 1999 for variable rate loans (5.89 percent and 4.62 percent, respectively).

                                                               SEPTEMBER 30, 2000               SEPTEMBER 30, 1999
                                                         ------------------------------   ------------------------------
                                                          FIXED     VARIABLE    TOTAL      FIXED     VARIABLE    TOTAL
                 (DOLLARS IN BILLIONS)                   --------   --------   --------   --------   --------   --------
Student loans eligible to earn at the minimum borrower
  rate.................................................   $16.0      $36.9      $52.9      $13.0      $28.8      $41.8
Less notional amount of floor interest contracts.......    (4.7)      (2.0)      (6.7)      (3.5)      (3.1)      (6.6)
                                                          -----      -----      -----      -----      -----      -----
Net student loans eligible to earn at the minimum
  borrower rate........................................   $11.3      $34.9      $46.2      $ 9.5      $25.7      $35.2
                                                          =====      =====      =====      =====      =====      =====
Net student loans earning at the minimum borrower
  rate.................................................   $  --      $  --      $  --      $ 7.7      $  --      $ 7.7
                                                          =====      =====      =====      =====      =====      =====

STUDENT LOAN FLOOR REVENUE CONTRACTS

    For the three months ended September 30, 2000 and 1999, the amortization of the upfront payments received from the sale of Floor Revenue Contracts on the Company's on-balance sheet student loans with fixed borrower rates was $7 million and $5 million, respectively, and for Floor Revenue Contracts with annually reset borrower rates was $0.01 million and $0.4 million, respectively. For the nine months ended September 30, 2000 and 1999, the amortization of the upfront payments received from the sale of Floor Revenue Contracts on the Company's on-balance sheet student loans with fixed borrower rates was $17 million and $16 million, respectively, and for Floor Revenue Contracts with annually reset borrower rates was $1 million and $20 million, respectively.

    At September 30, 2000, unamortized payments received from the sale of Floor Revenue Contracts totaled $72 million, substantially all of which related to contracts on fixed rate loans. At September 30, 2000, the Company had $4.7 billion of outstanding fixed borrower rate Floor Revenue Contracts with expiration dates through the year 2007, and $2.0 billion of annually reset borrower rate contracts that expire on December 31, 2000.

ON-BALANCE SHEET FUNDING COSTS

    The Company's borrowings are generally variable rate indexed principally to the 91-day Treasury bill rate. The following table summarizes the average balance of on-balance sheet debt (by index, after giving effect to the impact of interest rate swaps) for the three and nine months ended September 30, 2000 and 1999.

                                  THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                             ------------------------------------------    ------------------------------------------
                                    2000                   1999                   2000                   1999
                             -------------------    -------------------    -------------------    -------------------
                             AVERAGE    AVERAGE     AVERAGE    AVERAGE     AVERAGE    AVERAGE     AVERAGE    AVERAGE
                             BALANCE      RATE      BALANCE      RATE      BALANCE      RATE      BALANCE      RATE
                             --------   --------    --------   --------    --------   --------    --------   --------
Treasury bill, principally
  91-day...................  $32,043      6.70%     $30,388      5.32%     $32,757      6.39%     $29,134      5.20%
LIBOR......................    2,468      6.71        2,597      5.12        1,886      6.38        2,551      4.99
Discount notes.............    4,365      6.48        4,286      5.04        4,270      6.11        4,137      4.87
Fixed......................    1,501      5.98        1,449      5.86        1,444      5.98        1,066      5.97
Zero coupon................      174     11.17          155     11.14          169     11.17          151     11.14
Commercial paper...........    1,271      6.78          463      5.39        1,061      6.59          156      5.39
Auction rate securities....    1,495      5.80           --        --          502      5.80           --        --
Other......................      762      6.82          888      5.20          738      6.20          880      4.90
                             -------     -----      -------     -----      -------     -----      -------     -----
Total......................  $44,079      6.67%     $40,226      5.34%     $42,827      6.37%     $38,075      5.21%
                             =======     =====      =======     =====      =======     =====      =======     =====

    The following table details the spreads for the Company's Treasury bill indexed borrowings and London Interbank Offered Rate ("LIBOR") indexed borrowings:

                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                            SEPTEMBER 30,         SEPTEMBER 30,
                                         -------------------   -------------------
INDEXED BORROWINGS                         2000       1999       2000       1999
------------------                       --------   --------   --------   --------
TREASURY BILL
Weighted average Treasury bill.........    6.19%      4.83%      5.87%      4.74%
Borrowing spread.......................     .51        .49        .52        .46
                                           ----       ----       ----       ----
Weighted average borrowing rate........    6.70%      5.32%      6.39%      5.20%
                                           ====       ====       ====       ====
LIBOR
Weighted average LIBOR.................    6.85%      5.29%      6.57%      5.20%
Borrowing spread.......................    (.14)      (.17)      (.19)      (.21)
                                           ----       ----       ----       ----
Weighted average borrowing rate........    6.71%      5.12%      6.38%      4.99%
                                           ====       ====       ====       ====

SECURITIZATION PROGRAM

    During the third quarter of 2000, the Company completed a securitization transaction in which a total of $2.0 billion of student loans were sold to a special purpose finance subsidiary and by that subsidiary to a trust that issued asset-backed securities to fund the student loans to term. For the nine months ended September 30, 2000, the Company securitized a total of $8.5 billion of student loans in four separate transactions.

    During the third quarter of 1999, the Company securitized $1.0 billion of student loans for a total of $2.0 billion for the nine months ended
September 30, 1999.

GAINS ON STUDENT LOAN SECURITIZATIONS

    For the three months ended September 30, 2000 the Company recorded a pre-tax securitization gain of $23 million, which was 1.10 percent of the portfolio securitized, versus a pre-tax securitization gain of $4 million, which was
0.36 percent of the portfolio securitized in the third quarter of 1999. The increase in the 2000 third quarter securitization gain as a percentage of the portfolio securitized versus the year-ago quarter is mainly due to lower financing spreads. For the nine months ended September 30, 2000, the Company recorded pre-tax securitization gains of $91 million, which was 1.07 percent of the portfolios securitized, versus a pre-tax securitization gain of $12 million, which was .58 percent of the portfolio securitized in the nine months ended September 30, 1999. Gains on future securitizations will continue to vary depending on the size and the loan characteristics of the loan portfolios securitized and the funding costs prevailing in the securitization debt markets at the time of each transaction.

SERVICING AND SECURITIZATION REVENUE

    The following table summarizes the components of servicing and securitization revenue:

                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                              -------------------   -------------------
                                                2000       1999       2000       1999
                                              --------   --------   --------   --------
Servicing revenue less amortization of
  servicing asset...........................    $58        $40        $157       $118
Securitization revenue......................     22         22          54        111
                                                ---        ---        ----       ----
Total servicing and securitization
  revenue...................................    $80        $62        $211       $229
                                                ===        ===        ====       ====

    In the three and nine months ended September 30, 2000, servicing and securitization revenue was 1.15 percent and 1.17 percent, respectively, of average securitized loans versus 1.37 percent and 1.74 percent, respectively, in the corresponding year-ago periods. The decrease in servicing and securitization revenue as a percentage of the average balance of securitized student loans in the three and nine months ended 2000 versus the corresponding year-ago periods is mainly due to the impact of the rise in Treasury bill rates since the second half of 1999, which decreased floor revenues from student loans in the trusts by $2 million and $40 million, respectively.

OTHER INCOME

    Other income, exclusive of gains on student loan securitizations and servicing and securitization revenue, totaled $103 million and $30 million for the three months ended September 30, 2000 and 1999, respectively, and $205 million and $73 million for the nine months ended September 30, 2000 and 1999, respectively. Other income mainly includes late fees earned on student loans, gains and losses on sales of investment securities, guarantor servicing fees, revenue received from servicing third party portfolios of student loans, and commitment fees for letters of credit. The increase in other income for the third quarter of 2000 versus the third quarter of 1999 is mainly due to the inclusion of guarantor servicing, loan servicing and other fee revenue of $71 million from USA Group. The increase in other income for the nine months ended September 30, 2000 versus the nine months ended September 30, 1999 is mainly due to $34 million of additional gains on sales of investment securities, $7 million additional late fee revenue, $9 million additional fee revenue from SLM Financial, and $71 million fee revenue associated with the acquisition of USA Group's operations.

OPERATING EXPENSES

    The following table summarizes the components of operating expenses:

                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                              -------------------   -------------------
                                                2000       1999       2000       1999
                                              --------   --------   --------   --------
Servicing and acquisition expenses..........    $100       $59        $218       $181
General and administrative expenses.........      67        33         140         83
Integration charge..........................      53        --          53         --
                                                ----       ---        ----       ----
Total operating expenses....................    $220       $92        $411       $264
                                                ====       ===        ====       ====

    Operating expenses include costs to service the Company's managed student loan portfolio, operational costs associated with its guarantor services operations, operational costs incurred in the process of acquiring student loan portfolios, and general and administrative expenses. The Company recorded an integration charge of $53 million in the third quarter of 2000 to cover severance costs, costs to close facilities and move functional responsibilities as well as costs to align system capabilities and move the data center. Exclusive of this one-time integration charge, operating expenses for the three months ended September 30, 2000 and 1999 were $167 million and $92 million, respectively. For the nine months ended September 30, 2000 and 1999, total operating expenses exclusive of this one-time integration charge were $358 million and $264 million, respectively. The increase in operating expenses for the three and nine months ended September 30, 2000 over the corresponding year-ago periods was mainly due to expenses related to SLFR and USA Group operations which the Company acquired in the third quarter of 2000, and to expenses of new business initiatives, specifically, SLM Financial, Sallie Mae Solutions, and e-commerce initiatives.

STUDENT LOAN PURCHASES

                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                             -------------------------------   -------------------------------
                             SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                  2000             1999             2000             1999
                             --------------   --------------   --------------   --------------
ExportSS-Registered Trademark-,
  origination and servicing
  clients..................     $ 1,693           $1,438          $ 5,301          $ 6,174
Other commitment clients...         415            1,059            1,226            1,664
Spot purchases.............         279                4              489               65
Consolidations.............         219              207              586              749
Acquisitions...............       4,524            2,585            4,524            2,585
Other......................         262              268              824              775
                                -------           ------          -------          -------
Total......................       7,392            5,561           12,950           12,012
Managed loans acquired.....       5,165               --            5,165               --
                                -------           ------          -------          -------
Total managed loans
  acquired.................     $12,557           $5,561          $18,115          $12,012
                                =======           ======          =======          =======

    For the three months ended September 30, 2000, the Company purchased
$7.4 billion and acquired $5.2 billion of managed loans for a record total of $12.6 billion of student loans compared with $5.6 billion in the year-ago period. Included in the third quarter of 2000 purchases are $1.4 billion of student loans acquired from USA Group and $3.1 billion of student loans acquired from SLFR. Included in the third quarter of 1999 purchases are $2.6 billion of student loans acquired from Nellie Mae. For the nine months ended September 30, 2000, the Company acquired a total of $18 billion of managed student loans compared with $12 billion in the year-ago period. In the fourth quarter of 1998, the Company restructured its joint venture with Chase Manhattan Bank ("Chase") and now purchases all loans originated by Chase. The purchases in the nine months ended
September 30, 1999 include $1.6 billion of loans from the joint venture that were previously owned by Chase.

    In the third quarter of 2000, the Company's controlled channels of loan originations totaled $2.4 billion versus $1.6 billion in the year-ago quarter. The pipeline of loans currently serviced and committed for purchase by the Company was $3.2 billion at September 30, 2000 and 1999.

    The Department of Education offers existing FFELP borrowers the opportunity to refinance FFELP loans into Federal Direct Student Loan Program ("FDSLP") consolidation loans. During the three months ended September 30, 2000 and 1999, approximately $165 million and $92 million, respectively, of the Company's managed student loans were accepted for refinancing into the FDSLP. During the nine months ended September 30, 2000 and 1999, approximately $382 million and $690 million, respectively, of the Company's managed student loans were accepted for refinancing into the FDSLP. The relatively high balance in the nine months ended September 30, 1999 was the result of legislation passed in 1998 that allowed borrowers to submit applications by January 31, 1999 for consolidated student loans under the FDSLP at advantageous interest rates.

    The following table summarizes the activity in the Company's managed portfolio of student loans for the three and nine months ended September 30, 2000 and 1999.

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
BEGINNING BALANCE.......................................  $55,947    $49,516    $53,276    $46,342
Purchases...............................................   12,557      5,561     18,115     12,012
Capitalized interest on securitized loans...............      208        112        479        279
Repayments, claims, other...............................   (1,614)    (1,224)    (4,187)    (3,840)
Loan sales..............................................       --         --       (126)        --
Loans consolidated from USA Education...................     (410)      (185)      (869)    (1,013)
                                                          -------    -------    -------    -------
Ending balance..........................................  $66,688    $53,780    $66,688    $53,780
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

    Management believes that in addition to results of operations as reported in accordance with GAAP, another important performance measure is pro-forma results of operations under the assumption that the securitization transactions are financings and that the securitized student loans were not sold. The pro-forma results of operations also exclude the effect of floor revenue, certain one-time gains on sales of investment securities and student loans, certain integration charges and the amortization of goodwill. The following pro-forma statements of income present the Company's results of operations under the assumption that the securitization transactions are financings and that the securitized student loans were not sold. As such, no gain on sale or subsequent servicing and securitization revenue is recognized. Instead, the earnings of the student loans in the trusts and related financing costs are reflected over the life of the underlying pool of loans. The effect of floor revenue and certain one-time gains on sales of investment securities and student loans are also excluded from net income. Management refers to these pro-forma results as "core cash basis" statements of income. Management monitors and reports the periodic "core cash basis" earnings of the Company's managed student loan portfolio and believes that they assist in a better understanding of the Company's student loan business.

    The following table presents the "core cash basis" statements of income and reconciliations to GAAP net income as reflected in the Company's consolidated statements of income.

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
"CORE CASH BASIS" STATEMENTS OF INCOME:
Insured student loans..................................   $1,366     $  953    $ 3,574    $ 2,612
Advances/Facilities/Investments........................      139         86        466        269
                                                          ------     ------    -------    -------
Total interest income..................................    1,505      1,039      4,040      2,881
Interest expense.......................................   (1,238)      (795)    (3,274)    (2,200)
                                                          ------     ------    -------    -------
Net interest income....................................      267        244        766        681
Less: provision for losses.............................       11         11         39         40
                                                          ------     ------    -------    -------
Net interest income after provision for losses.........      256        233        727        641
                                                          ------     ------    -------    -------
OTHER INCOME:
  Gains on student loan securitizations................       --         --         --         --
  Servicing and securitization revenue.................       --         --         --         --
  Gains on sales of student loans......................       --         --         --         --
  Gains on sales of securities.........................       --         --          1          1
  Guarantor servicing fees.............................       51         --         51         --
  Other................................................       52         21        110         63
                                                          ------     ------    -------    -------
Total other income.....................................      103         21        162         64
Total operating expenses...............................      161         90        349        263
                                                          ------     ------    -------    -------
Income before taxes and minority interest in earnings
  of subsidiary........................................      198        164        540        442
Income taxes...........................................       67         51        177        136
Minority interest in earnings of subsidiary............        3          3          8          8
                                                          ------     ------    -------    -------
"Core cash basis" net income...........................   $  128     $  110    $   355    $   298
Preferred dividends....................................        3         --          9         --
                                                          ------     ------    -------    -------
"Core cash basis" net income attributable to common
  stock................................................   $  125     $  110    $   346    $   298
                                                          ======     ======    =======    =======
"Core cash basis" diluted earnings per share...........   $  .77     $  .68    $  2.13    $  1.82
                                                          ======     ======    =======    =======

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
RECONCILIATION OF GAAP NET INCOME TO "CORE CASH BASIS"
  NET INCOME:
GAAP net income........................................   $   92     $  121    $   366    $   359
                                                          ------     ------    -------    -------
"Cash basis" adjustments:
  Gains on student loan securitizations................      (22)        (4)       (91)       (12)
  Gains on sales of student loans......................       --         --         --         --
  Servicing and securitization revenue.................      (80)       (62)      (211)      (228)
  Net interest income..................................      107         75        285        265
  Goodwill amortization................................        6          1          9          1
  Provision for losses.................................       (6)        (4)       (16)       (13)
                                                          ------     ------    -------    -------
Total "cash basis" adjustments.........................        5          6        (24)        13
Net tax effect (A).....................................       (1)        (1)        10         (4)
                                                          ------     ------    -------    -------
"Cash basis" net income................................       96        126        352        368
                                                          ------     ------    -------    -------
"Core cash basis" adjustments:
  Floor income.........................................       --        (15)        (3)       (99)
  Integration charge...................................       53         --         53         --
  Gains/losses on sales of securities..................       --         (9)       (43)        (9)
                                                          ------     ------    -------    -------
Total "core cash basis" adjustments....................       53        (24)         7       (108)
Net tax effect (A).....................................      (21)         8         (4)        38
                                                          ------     ------    -------    -------
"Core cash basis" net income...........................   $  128     $  110    $   355    $   298
                                                          ======     ======    =======    =======

    (A) Such tax effect is based upon the Company's marginal tax rate for the respective period.

"CORE CASH BASIS" STUDENT LOAN SPREAD AND NET INTEREST INCOME

    The following table analyzes the reported earnings from the Company's portfolio of managed student loans, which includes those on-balance sheet and those off-balance sheet in securitization trusts. The line captioned "Cash basis adjusted student loan yields" reflects contractual student loan yields.

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
"Cash basis" adjusted student loan yields...............     9.10%      7.91%      8.85%      7.91%
Consolidated loan rebate fees...........................     (.18)      (.16)      (.17)      (.15)
Offset fees.............................................     (.08)      (.10)      (.08)      (.09)
Borrower benefits.......................................     (.10)      (.10)      (.10)      (.08)
Premium amortization....................................     (.27)      (.23)      (.26)      (.28)
                                                          -------    -------    -------    -------
Student loan income.....................................     8.47       7.32       8.24       7.31
Cost of funds...........................................    (6.80)     (5.39)     (6.51)     (5.26)
                                                          -------    -------    -------    -------
"Cash basis" student loan spread........................     1.67%      1.93%      1.73%      2.05%
                                                          =======    =======    =======    =======
"Core cash basis" student loan spread...................     1.67%      1.81%      1.73%      1.78%
                                                          =======    =======    =======    =======
AVERAGE BALANCES
Managed student loans...................................  $64,196    $52,483    $57,960    $49,573
                                                          =======    =======    =======    =======

    The Company earns interest at the greater of the borrower's rate or a floating rate determined by reference to the average of the weekly auctions of the 91-day Treasury bills by the government, plus a fixed spread, which is dependent upon when the loan was originated. In all cases, the rate the borrower pays sets a minimum rate for determining the yield the Company earns on the loan. The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, either directly or through the use of derivative financial instruments, to mimic the interest rate characteristics of the student loans. Such borrowings, however, generally do not have minimum rates. As a result, in periods of declining interest rates, the portfolio of managed student loans may be earning at the minimum borrower rate while the Company's funding costs (exclusive of funding spreads) will generally decline along with Treasury bill rates. For loans in which the borrower's interest rate is fixed to term, declining interest rates may benefit the spread earned on student loans for extended periods of time. For loans in which the borrower's interest rate is reset annually, any benefit of a low interest rate environment will only enhance student loan spreads through the next annual reset of the borrowers interest rates, which occurs on July 1 of each year. Due to the continued rise in Treasury bill rates since the second quarter of 1999, the Company earned only $0.01 million from student loans earning at the minimum borrower rate in the third quarter of 2000 versus
$15 million of such earnings in the year-ago quarter. The negative impact of the rise in Treasury bill rates on student loans earning at the minimum borrower rate decreased the "cash basis" student loan spread by 11 basis points versus the year-ago quarter. These earnings have been excluded from student loan income to calculate the "core cash basis" student loan spread.

    For the three and nine months ended September 30, 2000, the amortization of the upfront payments received from the sale of Floor Revenue Contracts with annually reset borrower rates was $0.01 million and $1 million, respectively, versus $0.4 million and $24 million, respectively, for the three and nine months ended September 30, 1999. At September 30, 2000, the unamortized balance of upfront payments received from the sale of fixed borrower rate Floor Revenue Contracts totaled $72 million. There was substantially no unamortized balance of upfront payments received on annually reset borrower rate contracts.

    In the three months ended September 30, 2000, "core cash basis" net interest income was $267 million compared with $244 million in the year-ago period. In the nine months ended September 30, 2000, "core cash basis" net interest income was $766 million compared with $681 million in the year-ago period. The increase in "core cash basis" net interest income earned in the three and nine months ended September 30, 2000 versus the year-ago periods was due to the increase in the average balance of managed student loans, and the increase in student loans as a percentage of average earning assets.

FEDERAL AND STATE TAXES

    The Company maintains a portfolio of tax-advantaged assets principally to support education-related financing activities. That portfolio was primarily responsible for the decrease in the effective federal income tax rate from the statutory rate of 35 percent to 33 percent for the three and nine months ended September 30, 2000. The effective federal income tax rate was 32 percent for the three and nine months ended September 30, 1999. The GSE is exempt from all state, local and District of Columbia income, franchise, sales and use, personal property and other taxes, except for real property taxes. However, this tax exemption applies only to the GSE and does not apply to USA Education, Inc. or its other operating subsidiaries that are subject to taxation at the state and local level. State taxes were immaterial in the three and nine months ended September 30, 2000 and 1999 as the majority of the Company's business activities were conducted in the GSE.

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

    The Company's unsecured financing requirements are driven by three principal factors: refinancing of existing liabilities as they mature; financing of student loan portfolio growth; and the Company's level of securitization activity. Market conditions for Treasury bill indexed debt improved in the first nine months of 2000 and the Company has begun to lengthen the term of its GSE debt.

    In the first nine months of 2000, the Company completed four securitization transactions totaling $8.5 billion in student loans and issued $8.2 billion in LIBOR-based asset-backed securities. The Company manages the resulting off-balance sheet basis risk with on-balance sheet financing and derivative instruments, principally basis swaps and Eurodollar futures.

    During the first nine months of 2000, the Company used the net proceeds from student loan securitizations of $8.7 billion, net proceeds from the sale or maturity of investments of $1.4 billion, and repayments and claim payments on student loans of $2.1 billion to purchase student loans of $8.4 billion, to reduce total debt by $4.5 billion, and to repurchase $175 million of the Company's common stock.

    Operating activities provided net cash inflows of $664 million in the first nine months of 2000, an increase of $327 million from the net cash inflows of $337 million in the corresponding year-ago period.

    During the first nine months of 2000, the Company issued $13.5 billion of long-term notes to refund maturing and repurchased obligations. At
September 30, 2000, the Company had $11.5 billion of outstanding long-term debt issues of which $281 million had stated maturities that could be accelerated through call provisions. The Company uses interest rate and foreign currency swaps (collateralized where appropriate), purchases of U.S. Treasury securities and other hedging techniques to reduce its exposure to interest rate and currency fluctuations that arise from its financing activities and to match the variable interest rate characteristics of its earning assets. See "Interest Rate Risk Management."

    On January 1, 2000 the GSE's minimum required statutory capital adequacy ratio was increased from 2.00 percent to 2.25 percent. At September 30, 2000, the GSE was in compliance with the new ratio with a statutory capital adequacy ratio, after the effect of the dividends to be paid in the fourth quarter of 2000, of 2.25 percent.

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

    In addition to term match funding, the Company's asset-backed securities generally match the interest rate characteristics of the majority of the student loans in the trusts by being indexed to the 91-day Treasury bill. However, at September 30, 2000, there were approximately $3.6 billion of PLUS student loans outstanding in the trusts, which have interest rates that reset annually based on the final auction of 52-week Treasury bills before each July 1. In addition, at September 30, 2000 approximately $16.4 billion of LIBOR-based asset-backed securities had been issued by the trusts, which have interest rates that generally reset quarterly. The Company manages this basis risk through its on-balance sheet financing and hedging activities.

    In the table below the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at September 30, 2000 and is not necessarily reflective of positions that existed throughout the period.

                                                      INTEREST RATE SENSITIVITY PERIOD
                               ------------------------------------------------------------------------------
                                             3 MONTHS      6 MONTHS
                               3 MONTHS         TO            TO          1 TO 2        2 TO 5        OVER 5
                               OR LESS       6 MONTHS       1 YEAR        YEARS         YEARS         YEARS
                               --------      --------      --------      --------      --------      --------
ASSETS
Student loans................  $33,871       $    --        $2,078        $  --         $   --        $   --
Warehousing advances.........      833            14            --           --              2            12
Academic facilities
  financings.................        7             6            73           79            308           410
Cash and investments.........    2,666            19            14           59            123         1,737
Other assets.................       27            32            64          118            349         2,743
                               -------       -------        ------        -----         ------        ------
  Total assets...............   37,404            71         2,229          256            782         4,902
                               -------       -------        ------        -----         ------        ------
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Short-term borrowings........   29,104           961           835           --             --            --
Long-term notes..............   10,175            12            --          476            295           565
Other liabilities............       --            --            --           --             --         1,672
Minority interest in
  subsidiary.................       --            --            --           --             --           214
Stockholders' equity.........       --            --            --           --             --         1,335
                               -------       -------        ------        -----         ------        ------
  Total liabilities and
    stockholders' equity.....   39,279           973           835          476            295         3,786
                               -------       -------        ------        -----         ------        ------
OFF-BALANCE SHEET FINANCIAL
  INSTRUMENTS
Interest rate swaps..........    3,014           972        (3,039)         100            (61)         (986)
Impact of securitized student
  loans......................   (3,576)           --         3,576           --             --            --
                               -------       -------        ------        -----         ------        ------
Total off-balance sheet
  financial instruments......     (562)          972           537          100            (61)         (986)
                               -------       -------        ------        -----         ------        ------
Period gap...................  $(2,437)      $    70        $1,931        $(120)        $  426        $  130
                               =======       =======        ======        =====         ======        ======
Cumulative gap...............  $(2,437)      $(2,367)       $ (436)       $(556)        $ (130)       $   --
                               =======       =======        ======        =====         ======        ======
Ratio of interest-sensitive
  assets to
  interest-sensitive
  liabilities................     95.2%          4.0%        259.3%        29.0%         146.8%        382.1%
                               =======       =======        ======        =====         ======        ======
Ratio of cumulative gap to
  total assets...............      5.3%          5.2%          1.0%         1.2%            .3%           --%
                               =======       =======        ======        =====         ======        ======

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

AVERAGE TERMS TO MATURITY

    The following table reflects the average terms to maturity for the Company's earning assets and liabilities at September 30, 2000 (in years):

                                                       ON-        OFF-
                                                     BALANCE    BALANCE
                                                      SHEET      SHEET     MANAGED
                                                     --------   --------   --------
EARNING ASSETS
Student loans......................................    7.1        4.3        5.8
Warehousing advances...............................    5.9         --        5.9
Academic facilities financings.....................    6.8         --        6.8
Cash and investments...............................    5.8         --        5.8
                                                       ---        ---        ---
Total earning assets...............................    7.0        4.3        5.8
                                                       ---        ---        ---
BORROWINGS
Short-term borrowings..............................     .4         --         .4
Long-term borrowings...............................    3.8        4.3        4.2
                                                       ---        ---        ---
Total borrowings...................................    1.3        4.3        2.6
                                                       ---        ---        ---

    In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 5.8 years. As student loans are securitized, the need for long-term on-balance sheet financing will decrease.

COMMON STOCK

    As a result of the USA Group acquisition, the Company issued approximately 10 million shares during the third quarter of 2000. The Company repurchased 1.5 million shares during the quarter through open market purchases. The net result was an increase in outstanding shares to 164 million at September 30, 2000. At September 30, 2000, the total common shares that could potentially be acquired over the next five years under outstanding equity forward contracts was 21 million, and the Company has remaining authority to enter into additional share repurchases and equity forward contracts for 5 million shares.

    The following table summarizes the Company's common share repurchase and equity forward activity for the three and nine months ended September 30, 2000 and 1999. (All amounts in the tables are common shares in millions.)

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Common shares repurchased:
  Open market...............................................      1.5         .9        1.5        1.8
  Equity forwards...........................................       --        1.4        2.5        4.3
                                                               ------     ------     ------     ------
Total shares repurchased....................................      1.5        2.3        4.0        6.1
                                                               ======     ======     ======     ======
Average purchase price per share............................   $42.32     $42.25     $42.53     $40.97
                                                               ======     ======     ======     ======
Equity forward contracts:
Outstanding at beginning of period..........................     20.6       20.6       21.4       20.5
New contracts...............................................       --        1.5        1.7        4.5
Exercises/Terminations......................................      3.4       (1.4)      (2.5)      (4.3)
                                                               ------     ------     ------     ------
Outstanding at end of period................................     (3.4)      20.7       20.6       20.7
                                                               ======     ======     ======     ======
Board of director authority remaining at end of period......      5.4        6.4        5.4        6.4
                                                               ======     ======     ======     ======

    As of September 30, 2000, the expiration dates and range of purchase prices for outstanding equity forward contracts are as follows:

                                                         SEPTEMBER 30, 2000
                                                    -----------------------------
                                                    OUTSTANDING   RANGE OF MARKET
YEAR OF MATURITY                                     CONTRACTS        PRICES
----------------                                    -----------   ---------------
2001..............................................       8.7       32.11 - 45.96
2002..............................................       5.0       41.01 - 45.55
2003..............................................       4.0       41.20 - 47.50
2004..............................................       1.7       39.82 - 45.62
2005..............................................       1.2       30.00 - 36.04
                                                        ----
Total.............................................      20.6
                                                        ====

OTHER RELATED EVENTS AND INFORMATION

OTHER DEVELOPMENTS

    Nothing to report.

SUBSEQUENT EVENTS

    On October 3, 2000, the Company issued $500,000,000 of its Senior Notes due September 16, 2002. The proceeds to the Company from the sale of these notes, before expenses, were $498,750,000 and were used for general corporate purposes.

    Effective October 27, 2000, the Company renewed its $600 million 364-day revolving credit facility for an additional 364-day period. Liquidity support for the Company's commercial paper program is provided by this $600 million 364-day revolving credit facility which matures on October 26, 2001 and a $400 million 5-year revolving credit facility which matures on October 29, 2004.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    On November 3, 2000, the Company together with Bank of America, N.A., Wells Fargo Bank South Dakota, The Student Loan Corporation (a subsidiary of Citibank), Key Bank USA, N.A., Bank One, N.A., Nel.net, Inc., National Council of Higher Education Loan Programs, Inc. and several state secondary markets, filed a complaint against Richard W. Riley, the Secretary of the United States Department of Education. The complaint, which was filed in the U.S. District Court for the District of Columbia, challenges certain actions taken by the Department of Education under the Higher Education Act governing origination fees, repayment incentives and maximum loan amounts under the Federal Direct Loan Program. It seeks a declaratory judgment that the actions of the Department of Education violated the Higher Education Act and the Administrative Procedure Act.

ITEM 2. CHANGES IN SECURITIES.

    Nothing to report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Nothing to report.

ITEM 5. OTHER INFORMATION.

    Nothing to Report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

     4.1 Registration Rights Agreement

    10.1 Employment Agreement

    10.2 Form of Performance Stock Agreement

    27  Financial Data Schedule

    (b) Reports on Form 8-K

    The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.

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

Date: November 14, 2000