Form 10-Q/A
period 2000-09-30
USA EDUCATION INC
filed 2000-11-21
CIK 1032033

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

                               (AMENDMENT NO. 1)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 CLASS                           OUTSTANDING AT SEPTEMBER 30, 2000
                 -----                           ---------------------------------
      Common Stock, $.20 par value                       164,059,978 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This Amendment No. 1 is being filed to correct two items contained in the Company's Form 10-Q for September 30, 2000 as follows:

    - correct the line item called "Insured student loans purchased" for the nine months ended September 30, 2000 which appears in Part I, Item 1, "Consolidated Statements of Cash Flows" on page 7 of the Form 10-Q. The correct amount of "Insured student loans purchased" was ($8,426,740,000) rather than ($8,428,740,000); and

    - correct the table summarizing the Company's common share repurchase and equity forward activity for the three and nine months ended September 30, 2000 which appears in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 32 of the Form 10-Q.

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

                              USA EDUCATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
                                                               (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES
Net income..................................................  $     366,360   $     358,877
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Gains on student loan securitizations.....................        (91,010)        (11,540)
  Gains on sales of student loans...........................           (122)             --
  Gains on sales of securities..............................        (43,817)         (9,779)
  Provision for losses......................................         22,766          27,210
  (Increase) in accrued interest receivable.................        (49,294)       (132,911)
  Increase (decrease) in accrued interest payable...........          3,592         (68,880)
  (Increase) decrease in other assets.......................           (160)         27,001
  Increase in other liabilities.............................        455,532         146,654
                                                              -------------   -------------
  Total adjustments.........................................        297,487         (22,245)
                                                              -------------   -------------
Net cash provided by operating activities...................        663,847         336,632
                                                              -------------   -------------
INVESTING ACTIVITIES
Insured student loans purchased.............................     (8,426,740)     (9,427,361)
Reduction of insured student loans purchased:
  Installment payments......................................      1,723,354       2,136,388
  Claims and resales........................................        375,137         366,261
  Proceeds from securitization of student loans.............      8,734,901       2,031,320
  Proceeds from sales of student loans......................        126,172              --
Warehousing advances made...................................       (800,324)       (577,459)
Warehousing advance repayments..............................        982,454         810,365
Academic facilities financings made.........................        (11,609)        (35,919)
Academic facilities financings reductions...................        155,075         118,733
Investments purchased.......................................    (32,888,320)     (7,958,809)
Proceeds from sale or maturity of investments...............     34,302,642       8,351,871
Purchase of subsidiaries, net of cash acquired (Note 6).....       (448,754)       (317,722)
                                                              -------------   -------------
Net cash provided by (used in) investing activities.........      3,823,988      (4,502,332)
                                                              -------------   -------------
FINANCING ACTIVITIES
Short-term borrowings issued................................    580,847,220     409,501,619
Short-term borrowings repaid................................   (584,160,609)   (406,398,210)
Long-term notes issued......................................     13,523,596      10,283,891
Long-term notes repaid......................................    (14,710,000)     (8,907,072)
Equity forward contracts and common stock issued............        386,361           9,945
Common stock repurchased....................................       (174,793)       (249,748)
Common dividends paid.......................................        (76,144)        (72,418)
Preferred dividends paid....................................         (8,657)             --
                                                              -------------   -------------
Net cash (used in) provided by financing activities.........     (4,373,026)      4,168,007
                                                              -------------   -------------
Net increase in cash and cash equivalents...................        114,809           2,307
Cash and cash equivalents at beginning of period............        589,750         115,912
                                                              -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $     704,559   $     118,219
                                                              =============   =============
Cash disbursements made for:
Interest....................................................  $   1,788,202   $   1,323,214
                                                              =============   =============
Income taxes................................................  $      95,000   $     248,500
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

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Common shares repurchased:
  Open market...............................................      1.5         .9        1.5        1.8
  Equity forwards...........................................       --        1.4        2.5        4.3
                                                               ------     ------     ------     ------
Total shares repurchased....................................      1.5        2.3        4.0        6.1
                                                               ======     ======     ======     ======
Average purchase price per share............................   $42.32     $42.25     $42.53     $40.97
                                                               ======     ======     ======     ======
Equity forward contracts:
Outstanding at beginning of period..........................     20.6       20.6       21.4       20.5
New contracts...............................................      3.4        1.5        5.1        4.5
Exercises/Terminations......................................     (3.4)      (1.4)      (5.9)      (4.3)
                                                               ------     ------     ------     ------
Outstanding at end of period................................     20.6       20.7       20.6       20.7
                                                               ======     ======     ======     ======
Board of director authority remaining at end of period......      5.4        6.4        5.4        6.4
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

Date: November 20, 2000