Form 10-K405
period 2000-12-31
USA EDUCATION INC
filed 2001-04-02
CIK 1032033

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
    For the fiscal year ended December 31, 2000 or
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
   For the transition period from       to

                       Commission file numbers 001-13251

                               ----------------

                              USA EDUCATION, INC.
                       (formerly SLM Holding Corporation)
             (Exact Name of Registrant as Specified in Its Charter)
               Delaware                                52-2013874
   (State of Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)                       20193
   11600 Sallie Mae Drive, Reston,                     (Zip Code)
               Virginia
   (Address of Principal Executive
               Offices)

                                 (703) 810 3000
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:
                    Common Stock, par value $.20 per share.

6.97% Cumulative Redeemable Preferred Stock, Series A, par value $.20 per share

         Securities registered pursuant to Section 12(g) of the Act:
                                    None.

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2001 was approximately $11,697,238,179 (based on closing sale price of $72.53 per share as reported for the New York Stock Exchange--Composite Transactions).

   On that date, there were 162,881,521 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement relating to the registrant's Annual Meeting of Shareholders scheduled to be held May 10, 2001 are incorporated by reference into Part III of this Report.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   This Report contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used in this report, the words "anticipate," "believe," "estimate," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in these laws and regulations, which may reduce the volume, average term and costs of yields on student loans under the Federal Family Education Loan Program ("FFELP") or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; and changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans.

                                    PART I.

Item 1. Business

   We believe that the industry data on the FFELP and the Federal Direct Loan Program (the "FDLP") contained in this report are based on reliable sources and represent the best available information for these purposes, including published and unpublished U.S. Department of Education ("DOE") data and industry publications.

GENERAL

   USA Education, Inc. (formerly SLM Holding Corporation), a Delaware Corporation (the "Company"), is the nation's largest private source of funding and servicing support for higher education loans for students and their parents. The Company provides a wide range of financial services, processing capabilities and information technology to meet the needs of educational institutions, lenders, students, and guarantee agencies. It was formed in 1997 in connection with the reorganization (the "Reorganization") of the Student Loan Marketing Association, a government-sponsored enterprise (the "GSE") that had been established by an act of Congress in 1972. The Student Loan Marketing Association Reorganization Act of 1996 (the "Privatization Act") required the GSE to propose to shareholders a plan of reorganization under which their share ownership would convert to an equivalent share ownership in a state-chartered holding company that would own all of the stock of the GSE. Under the Privatization Act, the Reorganization was approved by the GSE's shareholders on July 31, 1997 and effected on August 7, 1997. The Privatization Act requires the GSE to transfer its business to the Company and dissolve on or before September 30, 2008. During the period prior to the dissolution of the GSE (the "Wind-Down Period"), the GSE is subject to various limitations on its business and activities. See "--Operations during the Wind-Down Period" and "Regulation--The Privatization Act."

   As of December 31, 2000, the Company's managed portfolio of federally insured student loans totaled approximately $64.5 billion (including loans owned and loans securitized). The Company also had commitments to purchase $16.4 billion of additional student loans as of December 31, 2000. While the Company continues to be the leading purchaser of student loans, its business has expanded since the creation of the GSE in 1972, reflecting changes in both the education sector and the financial markets.

   Primarily a provider of education credit, the Company serves a diverse range of clients, including approximately 5,500 educational and financial institutions and state agencies. The Company serves in excess of 7 million borrowers through its ownership and management of approximately $67.5 billion in student loans.

   On July 31, 2000, the Company acquired the guarantee servicing, student loan servicing and secondary market operations of USA Group, Inc. ("USA Group"). With this acquisition, the Company has broadened its offering of education related services to include servicing and administrative support for guarantee agencies. In addition, the acquisition has opened new channels and affiliations for loan volume growth and has further diversified the Company's sources of revenue. Prior to the USA Group acquisition, the Company derived substantially all of its income from interest earnings or "spread income" from its portfolio of student loans. As a result of this acquisition, the Company anticipates that "fee income" from its guarantor servicing and third party servicing operations will account for an increasingly larger portion of its income.

   The Company believes that it has achieved its leadership position in the education finance industry due to its focus on customer relationships, value-added products and services, superior loan servicing capabilities and a sound financial management strategy. In recognition of the increasingly important role that college and university administrators play in the student loan process, the Company's primary marketing focus is the school financial aid office where its strategy is to deliver simple, flexible and cost-effective products and services to schools and students. This strategy, combined with superior servicing and technology capabilities, has helped the Company build valuable partnerships with schools, lenders, guarantee agencies and others.

INDUSTRY OVERVIEW

   The higher education credit marketplace consists of a number of programs that are structured to provide affordable financing to students and their families to fund education. The great majority of student loans are made to finance post-secondary education under federally sponsored programs, although many students and parents secure additional education credit through private student loan programs. The primary federally sponsored student loan programs are the FFELP and the FDLP. The largest student loan program, formerly called the Guaranteed Student Loan Program and now known as the FFELP, was created in 1965 to ensure low-cost access by families to a full range of post-secondary educational institutions. In 1972, to encourage further bank participation in the Guaranteed Student Loan Program, Congress established the GSE as a for-profit, stockholder-owned national secondary market for student loans. Under loan programs sponsored by FFELP, banks and other lenders that satisfy statutory eligibility requirements can originate student loans at below-market interest rates as a result of the federal government's guarantee and its payment to lenders of market-based adjustments (special allowance payments). The FFELP industry is currently administered through a network of approximately 3,500 lending institutions and 4,740 educational institutions. Thirty-six state-sponsored or non-profit guarantee agencies are responsible for guaranteeing the loans on behalf of the DOE. In addition to the Company, a number of non-profit entities, banks and other financial intermediaries operate as secondary markets for student loans.

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

   The second largest federally sponsored student loan program and the Company's primary competitor is the FDLP. In 1993, Congress expanded a previously established pilot program into the FDLP, which is administered and marketed to schools by the DOE. Established as an alternative to the private sector-based FFELP, the FDLP accounted for approximately one-third of all new federally sponsored student loans issued in academic year 1999-2000. Under the FDLP, the federal government contracts with third parties for loan administration and collection services while financing its lending activity through U.S. Treasury borrowings. Loans offered through the FDLP are generally the same as those offered through FFELP.

   Under FFELP, there are four primary lending products that fund access to education. The Company's student loan purchases have primarily involved these loan types. They include:

  .  subsidized Stafford loans,

  .  unsubsidized Stafford loans,

  .  Parental Loans to Undergraduate Students (PLUS) and

  .  consolidations loans.

   Payment of principal and interest are guaranteed (98 percent to 100 percent, depending on loan origination date) against default by the borrower as well as in other circumstances. In addition, the holder of a federal student loan is entitled to receive interest subsidy payments and, in certain cases, special allowance payments from the Department. (See "Appendix A" for a detailed discussion of the FFELP and FDLP).

   Demand for student loans has risen substantially over the last several years. Higher education tuition cost and fee increases continue to exceed the inflation rate. Over half of all full-time college students today depend on some form of borrowing, compared to just over 35 percent in 1985. In addition, federal legislation enacted in late 1992 expanded loan limits and borrower eligibility. All of these factors contributed to annual federally sponsored student loan volume growing by approximately 56 percent from the 1994 federal fiscal year to the 2000 federal fiscal year. In dollars, the FDLP and FFELP student loan volume grew from approximately $24 billion as of September 30, 1994 to approximately $37.5 billion as of September 30, 2000. According to DOE projections, demand for student loans will continue to grow. Total FDLP and FFELP student loan volume is projected to reach $70 billion in the 2009 federal fiscal year. The Company believes that lender participation in the FFELP is relatively concentrated, with an estimated 90 percent of loans being originated by the top 100 participants during the federal fiscal year ended September 30, 2000.

   While the FDLP grew at a much higher rate during the first four years of the program (FY94-FY97), the FDLP has lost market share during the past three years. During the federal fiscal year 2000, FFELP student loans represented 68 percent, or $25.7 billion, of the total student loan market. FFELP student loans represented only 66 percent of the total student loan market in the federal fiscal year 1997.

PRODUCTS AND SERVICES

   Over the past decade, a number of developments have significantly changed the student loan industry. The developments--primarily, the continued reduction in the legislated asset spread, the encroachment of the FDLP, the concentration of participating lenders, the advent of student loan securitization and the Company's 1997 reorganization--led the Company to reassess its bank-oriented loan purchase strategy. As a result, the Company changed the focus of its marketing efforts to the college campus, specifically the financial aid offices. Management believes that the keys to the success of this campus-centered marketing strategy are:

  .  strategic lender partnerships and loan origination,

  .  an expanded sales force offering a broad range of focused brands,

  .  premium loan delivery and technology solutions,

  .  private credit solutions and

  .  borrower benefits.

   As of December 31, 2000, the Company's managed portfolio of federally insured student loans totaled $64.5 billion, including $62.4 billion of FFELP loans (including loans owned and loans securitized) and $2.1 billion of Health Education Assistance Programs loans ("HEAL").

   Strategic Lending Partnerships and Loan Origination. Through dedicated lender relationships and direct origination, the Company intends to build its control channel--loans originated and serviced on the Company's servicing platform that are committed for sale to or owned from inception by the Company. The loans acquired or originated in this fashion are more profitable to the Company as they are acquired at a lower average premium and have a longer average life and lower servicing costs. Loan volume disbursed on the Company's control channel totaled $7.3 billion in 2000 and $5.1 billion in 1999, a 42 percent increase year-over-year.

   Excluding business acquisitions, the Company's control channel volume was approximately 61 percent of its total purchase volume in 2000 and 52 percent of its purchase volume in 1999. In 2000, the primary contributors to the Company's control channel volume were its joint venture with Chase Manhattan Bank and its strategic alliance with Bank One, which resulted from the Company's USA Group acquisition. During the federal fiscal year ending September 30, 2000, Chase and Bank One were the second and third largest originators, respectively, of federally insured student loans.

   Although a significant portion of the Company's volume comes from commercial banks, the Company also purchases student loans from other eligible FFELP lenders, including savings and loan associations, mutual savings banks, credit unions and insurance companies, educational institutions, and state and private non-profit loan originating and secondary market agencies.

   The Company entered into its joint venture with Chase Manhattan Bank (the "Joint Venture") in 1994 and restructured it in 1998 such that the Company now purchases all loans originated by Chase. The Company also purchased the $5 billion of loans that were co-owned in the Joint Venture at the time of the restructuring. Since the Company now owns the loans, it no longer receives servicing fees from the Joint Venture that were previously included in other income.

   On December 31, 1999, USA Group entered into an agreement to establish an innovative strategic alliance with Bank One, one of the nation's largest education loan originators. This alliance was transferred to the Company as part of the Company's acquisition of USA Group's business operations. Under this alliance, Education One Group, Inc., which is now an indirect wholly owned subsidiary of the Company, is the sole, limited purpose agent of Bank One operating exclusively to market and sell Bank One's education loans. Under the Company's renewable, multi-year agreement, which strengthened and expanded its then existing arrangement with Bank One, the Company's affiliates will service and purchase a significant share of Bank One's annual new loan volume.

   The Company also purchases student loans through standard purchase commitment contracts. During 2000, the Company purchased approximately $1.4 billion of student loans through such arrangements. The Company enters into commitment contracts with lenders to purchase loans up to a specified aggregate principal amount over the term of the contract, which is generally three years. Under all commitment contracts (including control channel commitments), lenders have the right, and in most cases the obligation, to sell to the Company the loans they own over a specified period of time at a purchase price that is based on certain loan characteristics. Unlike control channel commitments, the loans under standard commitments are not originated on a Sallie Mae servicing platform.

   The Company supplements its commitment purchases with spot purchases. In a spot purchase, the Company competes with other market participants to purchase a portfolio of eligible loans from a selling holder. Excluding business acquisitions, the Company made approximately 8 percent and 1 percent of its purchases of educational loans through spot purchases in 2000 and 1999, respectively. In general, spot purchase volume is more costly than volume purchased under commitment contracts.

   In 1998, the Company began to originate a nominal amount of FFELP loans through its wholly owned subsidiary, SLM Education Loan Corp. As of December 31, 2000, the Company originated $306 million of FFELP loans. In order to accelerate its loan origination efforts, the Company completed two strategic acquisitions: Nellie Mae in 1999 and Student Loan Funding Resources Inc. ("SLFR") in 2000. At the time of purchase, Nellie Mae had a $2.6 billion student loan portfolio. SLFR owned a $3.0 billion portfolio and originated approximately $25 million in student loans during their fiscal year ended
June 30, 2000. The Company expects that its origination activity will increase as more schools adopt the Laureate, and NetWizard(TM) student loan delivery systems discussed below. The Company will continue to explore acquiring additional student loan volume and origination capabilities through strategic acquisitions of student loan businesses.

   Expanding Sales Force. Beginning in 1997 and in conjunction with its joint venture with Chase Manhattan Bank, the Company began to expand its sales force and solidify its primary lending relationships. By 2001, the Company had increased its sales force five-fold to approximately 220 individuals representing brands such as Sallie Mae, Nellie Mae, SLFR, SLM Financial and Education One. Management believes this sales coverage, together with the service level and product set provided by the Company, will maximize the potential that the Company or one of its brands will be placed on a college or university's preferred lender list.

   Premium Loan Delivery Systems and Technology. In concert with its focus to drive volume to its control channel through the financial aid office, the Company launched Laureate, its Internet-based student loan delivery system, for the 1999-2000 academic year. In addition, with the acquisition of the business operations of USA Group, the Company now offers NetWizard, an alternative Internet-based student loan delivery system. These systems provide real-time data linkage among schools, borrowers, lenders and guarantors. With these systems, a student loan process that previously required multiple sessions over several days can now be completed in one on-line session. As of December 31, 2000, 238 schools were using Laureate. Through Laureate, the Company has processed over $1.5 billion in FFELP loans since its July 1999 launch. In addition, as of December 31, 2000, 1,125 schools were using NetWizard for a variety of loan delivery and financial aid services.

   In conjunction with commitment contracts, the Company frequently provides selling institutions with loan origination and interim servicing support in the form of ExportSS(R) through one of the Company's loan servicing centers. The Company also offers selling institutions operational support in the form of PortSS(R) an automated loan administration system for the lender's use at its own offices before loan sale. In 2000 and 1999, 82 percent and 79 percent, respectively, of the Company's purchase commitment volume came from users of ExportSS and PortSS. Through TransportSSSM, the Company also offers commitment clients the ability to originate loans and then transfer them to the Company for servicing. PortSS, ExportSS and TransportSS provide the Company and the lender assurance that loans will be efficiently administered by the Company and that borrowers will have access to the Company's repayment options and benefits. While USA Group did not offer a similar set of products and services, it sought to foster efficient loan administration through arrangements with "alliance lenders," who generally are entitled to the full complement of USA Group's products and services. The largest such alliance lender is Bank One, which accounted for approximately 80 percent of the business secured through the alliance lender program. See "--Strategic Lending Partnerships and Loan Originations."

   Private Credit Solutions. To meet the full range of needs of financial aid directors and students, the Company offers a wide complement of privately insured funding alternatives to fill the gap between the price of admission and federal financial aid. In the spring of 1996, the Company introduced the Signature EducationSM Loan Program. Signature StudentSM Loans are available to students at most four-year colleges and universities to supplement their federal loans. Freshmen and non-creditworthy students are required to have a cosigner. Students may borrow as much as the costs of attendance minus other financial aid they are eligible to receive. With the Signature Select(R) Loan, participating colleges tailor loan features to reflect the needs of their individual campuses and provide default coverage in exchange for additional program flexibility. Signature Loans are insured by the Company through its HEMAR Insurance Corporation of America (HICA) subsidiary. The Company also purchases loans originated under various other HICA-insured loan programs, including particularly the private loan affinity programs MEDLOANSSM, LAWLOANSSM, and MBALOANSSM. These three loan programs accounted for $150 million in private loans and $365 million in FFELP loans during the academic year 1999-2000.

   Under agreements with the Company, lenders originated approximately $325 million in loan volume in Signature private loans and $4.3 billion in loan volume in FFELP loans at schools where the Company did Signature volume in the academic year 1999-2000. The majority of this volume represents loans made to borrowers with creditworthy cosigners.

   Beginning in 1999, SLM Financial, a wholly owned subsidiary of the Company, substantially expanded the Company's private credit product line, focusing on career training, lifelong learning and K-12 education. With the creation of SLM Financial, the Company began offering Career Training LoanSM directly to borrowers and through partnerships with higher education associations, colleges and universities, technical and trade schools and other adult learning centers. This loan is available to borrowers enrolled in career training courses or a distance learning school; attending a two-year or four-year proprietary school; or attending a four-year college less than half-time. In addition, the Company made available its K-12 Family Education LoanSM to parents and other family members of children attending private K-12 schools. Under this loan program, families can borrow up to the entire cost of education including additional money for education-related expenses such as the purchase of a computer or musical instrument. SLM Financial also offers mortgages, home equity and other secured and unsecured consumer loans. All SLM Financial loans are underwritten and priced based upon standardized consumer credit scoring criteria. For the year ended December 31, 2000, SLM Financial originated $656 million in loans of which 63 percent was education related. The Company is also sourcing private credit loans on campus through the Nellie Mae, Student Loan Funding and USA Group acquired brands.

   Borrower Benefits. To satisfy customer preferences and compete more effectively in the student loan marketplace, the Company has developed a comprehensive set of loan programs and services for borrowers, including numerous loan restructuring and repayment options and programs that encourage and reward good repayment habits. The Company also provides counseling and information programs (including a worldwide web site) that help borrowers and reinforce relationships with college and university customers and lender partners.

   Under the Company's Great Rewards(R) Program, certain FFELP borrowers who make their first 48 scheduled monthly payments on time receive a two percentage-point interest rate reduction for the remaining term of the loan. Other programs credit students an amount equal to part of the loan origination fees they pay and modestly reduce interest costs for use of automatic debit accounts. The Company also provides financial aid administrators at colleges and universities with innovative products and services that simplify the lending process, including electronic funds transfer services and loan information and management software that enables college application data to be transferred electronically between program participants.

   The Flex Repay Account, the Company's newest graduated repayment option, allows students who are having difficulty making repayments to extend loan repayment to make their payments more affordable while minimizing total loan costs in comparison to loan consolidation.

   The Company also offers eligible borrowers a program for consolidation of eligible insured loans into a single new insured loan with a term of 10 to 30 years. As of December 31, 2000, the Company owned approximately $11.7 billion of such consolidation loans, known as SMART LOAN(R) Accounts. Following enactment of the Emergency Student Loan Consolidation Act in November 1997, which made significant changes to the FFELP loan consolidation program, the Company temporarily suspended its loan consolidation program. As a result of the Reauthorization Legislation, the Company began to offer student loan borrowers the SMART LOAN consolidation program again in the fourth quarter of 1998.

LOAN SERVICING

   In 1980, the Company began servicing its own student loan portfolio in order to better control costs and manage risks. In late 1995, in connection with the commencement of its securitization program, the Company transferred its servicing operations to Sallie Mae Servicing Corporation ("SMSC"). At the end of 2000, the Company merged USA Group's servicing operations with and into SMSC. Through SMSC, the Company is now the nation's largest servicer of FFELP loans, and management believes that the Company is recognized as the premier service quality and technology provider in the student loan industry. The Company believes that its processing capability and service excellence are integral to its school-based growth strategy. As of December 31, 2000, the Company serviced approximately $66.7 billion of FFELP loans, including approximately

$23.9 billion of loans owned by the GSE and its affiliates, $24.7 billion owned by 18 securitization trusts sponsored by the GSE, $5.0 billion owned by 10 securitization trusts sponsored by Secondary Market Services, a wholly owned subsidiary of the GSE, and $13.1 billion of loans owned by other parties. As of December 31, 2000, the Company also serviced approximately $5.8 billion in non-FFELP loans including approximately $2.0 billion in HEAL loans and $3.8 billion in private loans.

   The Company currently has five loan servicing centers, located in Arizona, Florida, Indiana, Pennsylvania and Texas. This geographic coverage, together with total systems integration among centers, facilitates operations and customer service.

   The DOE and the various guarantee agencies prescribe rules and regulations that govern the servicing of federally insured student loans. The Company's origination and servicing systems, internal procedures and highly trained staff support compliance with these regulations, and are designed to promote asset integrity and provide superior service to borrowers.

GUARANTOR SERVICING

   As a result of its acquisition of the business operations of USA Group, the Company now provides a full complement of administrative support for loan guarantors, ranging from loan origination and account maintenance to default prevention and post-default collections. The Company provides administrative support to USA Funds, the nation's largest guarantor of education loans and the designated guarantor in Alaska, Arizona, Hawaii and the Pacific Islands, Indiana, Kansas, Maryland, Mississippi, Nevada and Wyoming. In addition, the Company has guarantor servicing contracts with guarantors serving 12 other states.

   During 2000, the Company processed $6.8 billion and $2.2 billion in education loans for USA Funds and the Company's other guarantor servicing customers, respectively. All of these customers use the Company's EAGLE(TM) guarantee system, a state-of-the-art, multi-platform operating system that tracks FFELP loan origination and guarantee activities that the Company administers on behalf of its customers.

   The Company has two primary contracts with USA Funds: a guarantee services agreement under which the Company provides comprehensive outsourcing of guarantee operations functions including, among other things, guarantee processing, portfolio management, loan disbursement services, claim review and debt collections; and a default aversion agreement under which the Company provides all default aversion activities required under the FFELP as well as certain mutually agreed upon special default reduction activities. Each contract has an initial term of five years, beginning October 1, 1999. On each October 1 thereafter, beginning on October 1, 2000, the term of each contract will be automatically increased by an additional year unless a contractually specified prior notice is given by either party.

   The Company currently operates its post-default collections from a collections center located in Nevada and performs other guarantee servicing operations from the loan servicing operations located in Indiana.

FINANCING/SECURITIZATION

   The GSE obtains funds for its operations primarily from the sale of debt securities in the domestic and overseas capital markets, and through public offerings and private placements of U.S. dollar denominated and foreign currency denominated debt of varying maturities and interest rate characteristics. GSE debt securities are currently rated at the highest credit rating level by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Credit Market Services, a division of The McGraw-Hill Companies, Inc. ("S&P").

   The GSE uses interest rate and currency exchange agreements (collateralized where appropriate), U.S. Treasury securities, interest rate futures contracts and other hedging techniques to reduce its exposure to interest rate and currency fluctuations arising out of its financing activities and to match the characteristics of its assets and liabilities. The GSE has also issued preferred stock to obtain funds, including preferred stock held by the Company. Under the Privatization Act, the GSE may issue debt with maturity dates through

September 30, 2008 to fund student loan and other permitted asset purchases. Upon the GSE's dissolution in accordance with the Privatization Act, the GSE must transfer any remaining GSE obligations into a defeasance trust for the benefit of the holders of such obligations together with cash or full faith and credit obligations of the United States, or an agency thereof, in amounts sufficient, as determined by the Secretary of the Treasury, to pay the principal and interest on the deposited obligations. If the GSE has insufficient assets to fully fund such GSE debt, the Company must transfer sufficient assets to the trust to account for this shortfall. The Privatization Act requires that upon the dissolution of the GSE on or before September 30, 2008, the GSE shall repurchase or redeem or make proper provisions for repurchase or redemption of the GSE's outstanding preferred stock.

   Since late 1995, the Company has further diversified its funding sources, independent of its GSE borrower status, by securitizing a portion of its student loan assets. Securitization is an off-balance sheet funding mechanism that the Company effects through the sale of portfolios of student loans by the GSE to SLM Funding Corporation, a bankruptcy-remote, special-purpose, wholly owned subsidiary of the GSE. SLM Funding Corporation, in turn sells the student loans to an independent owner trust that issues securities to fund the purchase of the student loans. The securitization trusts typically issue several classes of debt securities rated at the highest investment grade level. The GSE has not guaranteed such debt securities and has no obligation to ensure their repayment. Because the securities issued by the trusts through securitization are not GSE securities, the Company has been and in the future expects to be able to fund its student loans to term through securitization, even for those assets with final maturities that extend beyond the Wind-Down Period. The DOE has concurred with the Company's position that a 30 basis point per annum offset fee imposed on loans held by the GSE does not apply to securitized loans. The Company anticipates that securitization will remain a primary student loan funding mechanism for the Company when it begins to conduct student loan purchase activity through a non-GSE subsidiary.

   In addition to the foregoing, the Company obtains funding through a commercial paper program. In the fourth quarter of 1999, the Company established a $1 billion commercial paper program. This program is supported by a $600 million 364-day revolving credit agreement, which the Company renewed in the fourth quarter of 2000, and a $400 million five-year revolving credit agreement. Prior to the establishment of this commercial paper program, the Company secured credit ratings of A1, P1 and F1+ on its short term debt and A, A3 and A+ on its long term debt from S&P, Moody's and Fitch IBCA, Inc., respectively. In addition, the Company issued a total of $1 billion of medium term notes in the fourth quarter of 2000 and the first quarter of 2001.


OPERATIONS DURING THE WIND-DOWN PERIOD

   Privatization enables the Company to commence new business activities without regard to restrictions in the GSE's charter. During the Wind-Down Period, the GSE generally is prohibited from conducting new business except in connection with student loan purchases through September 30, 2007 or with other outstanding contractual commitments, and from issuing new debt obligations that mature beyond September 30, 2008. The GSE has transferred personnel and certain assets to the Company or other non-GSE affiliates. Student loans, warehousing advances and other program-related or financial assets (such as portfolio investments, letters of credit, swap agreements and forward purchase commitments) have not been transferred and are generally not expected to be transferred until the Wind-Down Period is close to completion. Neither the Company nor any of its non-GSE affiliates may make secondary market purchases of FFELP loans for so long as the GSE is actively acquiring insured student loans. During the Wind-Down Period, GSE operations will be managed under arm's-length service agreements between the GSE and one or more of its non-GSE affiliates. The Privatization Act also provides certain restrictions on intercompany relations between the GSE and its affiliates during the Wind-Down Period.

COMPETITION

   The Company's largest competitor is the Federal Direct Loan Program. Based on DOE reports, the Company estimates that total student loan originations for the federal fiscal years 1999-2000 and 1998-99 were $36.1 billion and $33.7 billion, respectively, of which FDLP originations represented approximately 29 percent and 32 percent, respectively. The DOE projects that FDLP originations will represent about one-third of total student loan originations in the 2000-01 federal fiscal year.

   The Company also faces competition on a national basis from several large commercial banks and non-profit secondary market agencies and on a state or local basis from smaller banks and state-based secondary markets. The availability of securitization for student loan assets also fostered competition from new and established market participants. Based on the most recent information from the DOE and management estimates, at the end of fiscal year 1999, the GSE's share (in dollars) of outstanding FFELP loans was 35 percent, while banks and other financial institutions held 42 percent and state secondary market participants held 23 percent. Management believes that market share in the FFELP industry has been a function of school and student desire for borrower benefits and superior customer service as more fully described above. See "PRODUCTS AND SERVICES--Strategic Lending Partners and Loan Origination."

   The DOE offers FFELP borrowers the opportunity to refinance or consolidate their FFELP loans into FDLP loans if the borrowers also have a FDLP loan or upon certification that the holder of their FFELP loans does not offer an income-sensitive payment plan acceptable to the borrower. During 2000 and 1999, approximately $519 million and $755 million, respectively, of the GSE's FFELP loans were consolidated into the FDLP. In early 1995, the Company began offering an income-sensitive payment plan. The FDLP, however, also provides an income-contingent option not available under the FFELP program that may be more attractive to certain borrowers. Under this repayment option, the government will ultimately forgive student loan debt after 25 years.

REGULATION

   As a government-sponsored enterprise, the GSE is organized under federal law and its government charter restricts its operations. Although privatization permits the Company's private activities to expand through non-GSE subsidiaries, the GSE's operations continue to be subject to broad federal regulation during the Wind-Down Period.

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

   During the Wind-Down Period, the GSE is restricted in the new business activities it may undertake. The GSE may continue to purchase student loans only through September 30, 2007, and warehousing advance, letter of credit and standby bond purchase activity by the GSE is limited to takedowns on contractual financing and guarantee commitments in place at the effective time of the Reorganization. In addition, the Company and its non-GSE subsidiaries may not make secondary market purchases of FFELP loans for so long as the GSE is actively acquiring insured student loans.

   In certain circumstances, the GSE will continue to serve as a lender of last resort and will provide secondary market support for the FFELP upon the request of the Secretary of Education. If and to the extent that the GSE performs such functions, however, it will not be required to pay a statutorily imposed 30 basis point offset fee on such loans. The GSE may transfer assets and declare dividends, from time to time, if it maintains a minimum capital ratio of at least 2.25 percent. In the event that the GSE does not maintain the required minimum capital ratio, the Company is required to supplement the GSE's capital to achieve such minimum capital ratio.

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

   Furthermore, the Privatization Act mandates that transactions between the GSE and the Company, including any loan servicing arrangements, shall be on terms no less favorable to the GSE than the GSE could obtain from an unrelated third party, and any amounts collected on behalf of the GSE by the Company under a servicing contract or other arrangement between the GSE and the Company shall be immediately deposited by the Company to an account under the sole control of the GSE.

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

   GSE Dissolution after Reorganization. The Privatization Act provides that the GSE will liquidate and dissolve on September 30, 2008, unless an earlier dissolution is requested by the GSE and the Secretary of Education makes no finding that the GSE continues to be needed as a lender of last resort under the GSE charter or to purchase loans under certain agreements with the Secretary of Education. In connection with such dissolution, the GSE must transfer any remaining GSE obligations into a defeasance trust for the benefit of the holders of such obligations, along with cash or full faith and credit obligations of the United States, or an agency thereof, in amounts sufficient, as determined by the Secretary of the Treasury, to pay the principal and interest on the deposited obligations. As of December 31, 2000, the GSE had $1.4 billion in current carrying value of debt obligations outstanding with maturities after September 30, 2008. If the GSE has insufficient assets to fund fully such GSE debt obligations outstanding at the time of dissolution, the Company must transfer sufficient assets to the trust to account for this shortfall. The Privatization Act also requires that on the dissolution date, the GSE shall repurchase or redeem, or make proper provisions for the repurchase or redemption of, any outstanding shares of preferred stock, of which the GSE has issued Series A and B Adjustable Rate Cumulative Preferred Stock. The Series A Preferred Stock is carried at its liquidation value of $50.00 per share for a total of $214 million and pays a variable dividend that has been at its minimum rate of 5 percent per annum for the last several years. The Series B Preferred Stock is carried at its liquidation value of $500,000 per share for a total of $100 million and pays a variable dividend that is equal to three-month London Interbank Offered Rate ("LIBOR") plus one percent per annum divided by 1.377. Upon dissolution, the GSE charter will terminate, and any assets that the GSE continues to hold after establishment of the trust or that remain in the trust after full payment of the remaining obligations of the GSE assumed by the trust will be transferred to the Company or its affiliates, as determined by the Company's Board of Directors.

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

1.Seven members of the GSE's 21-member Board of Directors are appointed by the President of the United States. The other 14 members are elected by the Company as the holder of the GSE's Common Stock. The Chairman of the Board is designated by the President of the United States from among the Board's 21 members.

2.Debt obligations issued by the GSE are exempt from state taxation to the same extent as U.S. government obligations. The GSE is exempt from all taxation by any state or by any county, municipality or local taxing authority except with respect to real property taxes. The GSE is not exempt from federal corporate income taxes.

3.All stock and other securities of the GSE are deemed to be exempt securities under the laws administered by the Securities and Exchange Commission (the "Commission") to the same extent as obligations of the United States.

4.The GSE may conduct its business without regard to any qualification or similar statute in any state of the United States, including the District of Columbia, the Commonwealth of Puerto Rico and the territories and possessions of the United States (although the scope of the GSE's business is generally limited by its federal charter).

5.The issuance of GSE debt obligations must be approved by the Secretary of the Treasury.

6.The GSE is required to have its financial statements examined annually by independent certified public accountants and to submit a report of the examination to the Secretary of the Treasury. The Department of the Treasury is also authorized to conduct audits of the GSE and to otherwise monitor the GSE's financial condition. The GSE is required to submit annual reports of its operations and activities to the President of the United States and Congress. The GSE must pay up to $800,000 per year to the Department of the Treasury to cover the costs of its oversight.

7.The GSE is subject to certain "safety and soundness" regulations, including the requirement that the GSE maintain a 2.25 percent capital adequacy ratio. The GSE may pay dividends only upon certification that, at the time of a dividend declaration and after giving effect to the payment of such dividend, the capital adequacy ratio is satisfied.

8.The Secretary of Education and the Secretary of the Treasury have certain enforcement powers under the GSE's charter.

9.A 30 basis point annual offset fee, unique to the GSE, is payable to the Secretary of Education on student loans purchased and held by the GSE on or after August 10, 1993.

10.In certain circumstances, at the request of the Secretary of Education, the GSE is required to act as a lender of last resort to make FFELP loans when other private lenders are not available. Such loans are not subject to the 30 basis point offset fee on loans held by the GSE.

Other Regulation

   Under the Higher Education Act, the GSE is an "eligible lender" for purposes only of purchasing and holding loans made by other lenders and making consolidation and lender of last resort loans. Like other participants in insured student loan programs, the Company is subject, from time to time, to review of its student loan operations by the General Accounting Office, the DOE and certain guarantee agencies. The laws relating to insured student loan programs are subject to revision from time to time and changes to such laws are beyond the Company's control. In addition, SMSC, as a servicer of student loans, is subject to certain DOE regulations regarding financial responsibility and administrative capability that govern all third party servicers of insured student loans. Failure to satisfy such standards may result in the loss of the government guarantee of FFELP loans. Also, in connection with its guarantor servicing operations, the Company must comply with, on behalf of its guarantor servicing customers, certain DOE regulations that govern guarantor activities as well as agreements for reimbursement between the Secretary of Education and the Company's guarantor servicing customers. Failure to comply with these regulations or the provisions of these agreements may result in the termination of the Secretary of Education's reimbursement obligation. HICA, a South Dakota stock insurance company, is subject to the ongoing regulatory authority of the South Dakota Division of Insurance and that of comparable governmental agencies in six other states.

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

   The Omnibus Appropriations Act of 1998, signed into law by the President on October 21, 1998, contains several provisions that amend the Federal Deposit Insurance Act. These provisions provide an exception to the prohibition on affiliations between government-sponsored entities and depository institutions contained in the Federal Deposit Insurance Act. This exception allows the Company to become affiliated with a depository institution upon certain conditions and with the approval of the Secretary of the Treasury. Among the conditions are: the dissolution of the GSE cannot be adversely affected by the affiliation; the dissolution of the GSE must occur within two years after the affiliation is consummated subject to the ability of the Secretary to extend such deadline for up to two one-year periods; and the GSE must be separate and distinct from the affiliated depository institution and cannot extend credit, provide credit enhancement or purchase any obligation of the depository institution.

Item 2. Properties

   The following table lists the principal facilities owned by the Company:

                                                                         Approximate
       Location                Function                                  Square Feet
       --------                --------                                  -----------
       Reston, VA              Operations/Headquarters                     395,000
       Fishers, IN             Loan Servicing Data Center                  450,000
       Indianapolis, IN        Former USA Group Headquarters               330,000
       Wilkes Barre, PA        Loan Servicing Center                       135,000
       Killeen, TX             Loan Servicing Center                       133,000
       Lynn Haven, FL          Loan Servicing Center                       133,000
       Castleton, IN           Loan Servicing Center                       100,000

   The Company leases approximately 7,000 square feet of office space in Washington, D.C. for its government relations group. The GSE leases approximately 115,600 square feet of office space in Washington, D.C. for its former headquarters. The Company has entered into subleases through the term of these leases, which expire in 2001, and other arrangements to terminate the GSE's obligations under these leases. In addition, the Company leases approximately 71,000 square feet for its collections center in Summerlin, Nevada and 65,000 square feet of space for its inbound/outbound call center in Chandler, Arizona. With the exception of the Pennsylvania loan servicing center, none of the Company's facilities is encumbered by a mortgage. The Company believes that its headquarters and loan servicing centers are generally adequate to meet its long-term student loan and new business goals. The Company's principal office is located in owned space at 11600 Sallie Mae Drive, Reston, Virginia, 20193.

   As of December 31, 2000, the Company employed 6,712 employees nationwide.

Item 3. Legal Proceedings.

   The Company, together with a number of other FFELP industry participants, filed a lawsuit challenging the Department of Education's interpretation of and non-compliance with provisions in the Higher Education Act governing origination fees and repayment incentives on loans made under the FDLP, as well as interest rates for Direct Consolidation Loans. The lawsuit, which was filed November 3, 2000 in the United States District Court for the District of Columbia, alleges that the Department's interpretations of and non-compliance with these statutory provisions are contrary to the statute's unambiguous text, and are arbitrary, capricious, an abuse of discretion, or otherwise not in accordance with law, and violate both the HEA and the Administrative Procedure Act. The Company and the other plaintiffs have filed a motion for summary judgment. The Department of Education must file its cross-motion for summary judgment and opposition to the plaintiff's motion on or before April 6, 2001.

Item 4. Submission of Matters to a Vote of Security-Holders

   Nothing to report.

                                    PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Company's Common Stock is listed and traded on the New York Stock Exchange under the symbol SLM. The number of holders of record of the Company's Common Stock as of March 12, 2001 was approximately 612. The following table sets forth the high and low sales prices for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

  COMMON STOCK PRICES

                                 1st                2nd                3rd                4th
                               Quarter            Quarter            Quarter            Quarter
                               --------           --------           --------           --------
     1999       High           48 15/16           47 5/16            48 13/16           53 5/8
                Low            40 1/8             40 3/8             42 7/8             41 11/16
     2000       High           43 7/8             38 11/16           48 15/16           68 1/4
                Low            28 1/2             27 13/16           36 7/8             44 7/8

   The Company paid regular quarterly dividends of $.15 per share on the Common Stock for the first three quarters of 1999, $.16 for the fourth quarter of 1999 and the first three quarters of 2000 and $.175 for the fourth quarter of 2000 and the first quarter of 2001.

Item 6. Selected Financial Data

                       Selected Financial Data 1996-2000
                (Dollars in millions, except per share amounts)

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

                                    2000     1999     1998     1997     1996
                                   -------  -------  -------  -------  -------
Operating Data:
Net interest income..............  $   642  $   694  $   651  $   781  $   894
Net income.......................      465      501      501      508      409
Basic earnings per common share..     2.84     3.11     2.99     2.80     2.10
Diluted earnings per common
 share...........................     2.76     3.06     2.95     2.78     2.09
Dividends per common share.......      .66      .61      .57      .52      .47
Return on stockholders' equity...       49%      78%      81%      65%      50%
Net interest margin..............     1.52     1.85     1.93     1.80     1.96
Return on assets.................     1.06     1.28     1.41     1.12      .86
Dividend payout ratio............       24       20       19       19       22
Average equity/average assets....     2.34     1.59     1.65     1.64     1.66
Balance Sheet Data:
Student loans....................  $37,647  $33,809  $28,283  $29,443  $33,696
Total assets.....................   48,792   44,025   37,210   39,832   47,572
Total borrowings.................   45,375   41,988   35,399   37,717   45,124
Stockholders' equity.............    1,415      841      654      675      834
Book value per common share......     7.62     4.29     3.98     3.89     4.44
Other Data:
Securitized student loans
 outstanding.....................  $29,868  $19,467  $18,059  $14,262  $ 6,329
Pro-forma "Core Cash Basis"
 Results (1):
Net interest income..............  $ 1,039  $   927  $   892  $   937  $   939
Net income.......................      492      405      381      384      367
Diluted earnings per common
 share...........................     2.93     2.48     2.24     2.10     1.88
Net interest margin..............     1.53%    1.68%    1.76%    1.75%    1.89%
Return on assets.................      .71      .71      .72      .70      .71

--------
(1)The pro-forma results present the Company's results of operations under the assumption that the securitization transactions are financings and that the securitized student loans were not sold. As such, no gain on sale or subsequent servicing and securitization revenue is recognized. Instead, the earnings of the student loans in the trusts and related financing costs are reflected over the life of the underlying pool of loans. The effect of floor income, certain one-time gains on sales of investment securities and student loans, certain one-time, non-recurring expenses incurred in 1997, a one-time integration charge related to the July 2000 acquisition of USA Group, and the amortization of goodwill from acquisitions are also excluded from net income. Management refers to these pro-forma results as "core cash basis" results. Management monitors the periodic "core cash basis" results of the Company's managed student loan portfolio and believes that they assist in a better understanding of the Company's student loan business.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       Years ended December 31, 1998-2000
                (Dollars in millions, except per share amounts)

OVERVIEW

   SLM Holding Corporation ("SLM Holding") was formed on February 3, 1997, as a wholly owned subsidiary of the Student Loan Marketing Association (the "GSE"). On August 7, 1997, in accordance with the Student Loan Marketing Association Reorganization Act of 1996 (the "Privatization Act") and approval by shareholders of an agreement and plan of reorganization, the GSE was reorganized into a subsidiary of SLM Holding (the "Reorganization"). Effective as of July 31, 2000, SLM Holding Corporation was renamed USA Education, Inc. upon the completion of the acquisition of the guarantee servicing, student loan servicing and secondary market operations of USA Group, Inc. ("USA Group"). USA Education, Inc. is a holding company that operates through a number of subsidiaries including the GSE. References herein to the "Company" refer to the GSE and its subsidiaries for periods prior to the Reorganization and to USA Education, Inc. and its subsidiaries for periods after the Reorganization.

   The Company is the largest source of financing and servicing for education loans in the United States primarily through its participation in the Federal Family Education Loan Program ("FFELP"), formerly the Guaranteed Student Loan Program. The Company's products and services include student loan purchases and commitments to purchase student loans, student loan servicing, as well as operational support to originators of student loans and to post-secondary education institutions, guarantors and other education-related financial services. The Company also originates, purchases, holds and services unguaranteed private loans.

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

SELECTED FINANCIAL DATA

Condensed Statements of Income

                                                     Increase (decrease)
                                                    -------------------------
                                    Years ended      2000 vs.      1999 vs.
                                   December 31,        1999          1998
                                ------------------- ------------   ----------
                                2000   1999   1998    $      %       $     %
                                ----- ------ ------ ------  ----   -----  ---
Net interest income............ $ 642 $  694 $  651 $  (52)   (7)% $  43    7%
Less: provision for losses.....    32     34     36     (2)   (7)     (2)  (6)
                                ----- ------ ------ ------  ----   -----  ---
Net interest income after
 provision for losses..........   610    660    615    (50)   (8)     45    7
Gains on student loan
 securitizations...............    92     35    117     57   160     (82) (70)
Servicing and securitization
 revenue.......................   296    289    281      7     2       8    3
Gains on sales of student
 loans.........................    --     27     --    (27) (100)     27  100
Guarantor servicing fees.......   128     --     --    128   100      --   --
Other income...................   172    100     98     72    73       2    1
Operating expenses and
 integration charge............   586    359    361    227    63      (2)  (1)
Income taxes...................   236    240    238     (4)   (2)      2    1
Minority interest in net
 earnings of subsidiary .......    11     11     11     --    --      --   --
                                ----- ------ ------ ------  ----   -----  ---
Net income.....................   465    501    501    (36)   (7)     --   --
Preferred stock dividends......    12      1     --     11   701       1  100
                                ----- ------ ------ ------  ----   -----  ---
Net income attributable to
 common stock.................. $ 453 $  500 $  501 $  (47)   (9)% $  (1)  --%
                                ===== ====== ====== ======  ====   =====  ===
Basic earnings per share....... $2.84 $ 3.11 $ 2.99 $ (.27)   (9)% $ .12    4%
                                ===== ====== ====== ======  ====   =====  ===
Diluted earnings per share..... $2.76 $ 3.06 $ 2.95 $ (.30)  (10)% $ .11    4%
                                ===== ====== ====== ======  ====   =====  ===
Dividends per common share..... $ .66 $  .61 $  .57 $  .05     7%  $ .04    7%
                                ===== ====== ====== ======  ====   =====  ===

Condensed Balance Sheets

                                                    Increase (decrease)
                                                 -----------------------------
                                                   2000 vs.        1999 vs.
                                 December 31,        1999            1998
                               ----------------- -------------   -------------
                                 2000     1999      $       %       $       %
                               -------- -------- --------  ---   --------  ---
Assets
Student loans................  $ 37,647 $ 33,809  $ 3,838   11%   $ 5,526   20%
Warehousing advances.........       987    1,043      (56)  (5)      (500) (32)
Academic facilities
 financings..................       851    1,028     (177) (17)      (152) (13)
Cash and investments.........     5,941    5,775      166    3      1,669   41
Other assets.................     3,366    2,370      996   42        272   13
                               -------- -------- --------  ---   --------  ---
Total assets.................  $ 48,792 $ 44,025 $  4,767   11%  $  6,815   18%
                               ======== ======== ========  ===   ========  ===
Liabilities and Stockholders'
 Equity
Short-term borrowings........  $ 30,464 $ 37,491 $ (7,027) (19)% $ 10,902   41%
Long-term notes..............    14,911    4,496   10,415  232     (4,314) (49)
Other liabilities............     1,788      983      805   82         40    4
                               -------- -------- --------  ---   --------  ---
Total liabilities............    47,163   42,970    4,193   10      6,628   18
                               -------- -------- --------  ---   --------  ---
Minority interest in
 subsidiary..................       214      214       --   --         --   --
Stockholders' equity before
 treasury stock..............     2,550    2,025      525   26        529   35
Common stock held in treasury
 at cost.....................     1,135    1,184      (49)  (4)       342   41
                               -------- -------- --------  ---   --------  ---
Total stockholders' equity...     1,415      841      574   68        187   29
                               -------- -------- --------  ---   --------  ---
Total liabilities and
 stockholders' equity........  $ 48,792 $ 44,025 $  4,767   11%  $  6,815   18%
                               ======== ======== ========  ===   ========  ===

RESULTS OF OPERATIONS

EARNINGS SUMMARY

   The Company's "core cash basis" net income was $492 million for the year ended December 31, 2000 ($2.93 diluted earnings per share) versus $405 million ($2.48 diluted earnings per share) for the year ended December 31, 1999. (See "Pro-forma Statements of Income" for a detailed discussion of "core cash basis" net income.) During 2000, the Company acquired a record $20.6 billion of managed student loans including $1.4 billion of purchased student loans and $5.2 billion of managed student loans acquired from USA Group, and $3.1 billion of student loans acquired from Student Loan Funding Resources ("SLFR").

   Student loan acquisitions increased the average balance of managed loans outstanding by $9.7 billion for the year ending December 31, 2000. The higher average student loan balance, partially offset by the lower average Special Allowance Payment ("SAP") spreads (see "Student Loan Spread Analysis"), increased after-tax earnings by $107 million. In addition, after-tax fee income increased by $128 million, principally due to the additional guarantor and third party servicing fee income attributable to the acquisition of USA Group. (See "Other Income.") These increases to "core cash basis" net income were partially offset by the after-tax increase to operating expenses of $103 million principally due to the acquisitions of USA Group and SLFR, which closed on July 31, 2000 and July 7, 2000, respectively.

   For the year ended December 31, 2000, the Company's net income calculated in accordance with generally accepted accounting principles ("GAAP") was $465 million ($2.76 diluted earnings per share), versus net income of $501 million ($3.06 diluted earnings per share) in 1999. The decrease in 2000 reported net income from 1999 is attributable to several significant factors. While the Company increased the on-balance sheet average balance of student loans by $1.6 billion, the higher interest rate environment in 2000 decreased after-tax floor income by $41 million. Other factors include a $148 million after-tax increase in operating expense including a $32 million after-tax integration charge, both principally due to the acquisitions of USA Group and SLFR, and an $18 million after-tax decrease in gains on sales of student loans. The Company did not complete any such sales in 2000. These decreases to net income were only partially offset by the increases in after-tax gain on securitizations and servicing and securitization revenue of $37 million and $5 million, respectively. After-tax fee income increased net income by $128 million, principally due to the additional guarantor and third party servicing fee income attributable to the acquisition of USA Group.

   During 2000, the Company repurchased 7 million common shares (or 4 percent of its outstanding shares) at a cost of $321 million, and issued approximately 10 million shares as part of the USA Group purchase and a net 5 million shares from benefit plans. As a result, common shares outstanding increased to 164 million at December 31, 2000 from 158 million at December 31, 1999.

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

   Taxable equivalent net interest income for the year ended December 31, 2000 versus the year ended December 31, 1999 decreased by $59 million while the net interest margin decreased by 33 basis points. The decrease in taxable equivalent net interest income for the year ended December 31, 2000 was primarily due to the higher interest rate environment in 2000, which led to a decrease of $63 million in floor income. The net interest margin decrease is reflective of the higher average balance of investments as a percentage of average total earning assets. In addition, the increase in the Company's portfolio of lower-yielding loans due to the acquisition of loans earlier in their life cycles has decreased the average SAP in the student loan yield.

   Taxable equivalent net interest income for the year ended December 31, 1999 versus the year ended December 31, 1998 increased by $39 million. The increase in taxable equivalent net interest income for the year ended December 31, 1999 was principally due to the $5.4 billion increase in the average balance of student loans over 1998. The decrease in the net interest margin for the year ended December 31, 1999 was mainly due to the decrease in the student loan spread (discussed in more detail below), partially offset by the reduction in the average balance of lower-yielding investments and warehousing advances.

Taxable Equivalent Net Interest Income

   The amounts in this table and the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

                                                      Increase (decrease)
                                                      -----------------------
                               Years ended December   2000 vs.     1999 vs.
                                        31,             1999         1998
                              ----------------------- ----------   ----------
                               2000    1999    1998     $     %      $     %
                              ------- ------- ------- -----  ---   -----  ---
Interest income
  Student loans.............. $ 2,854 $ 2,426 $ 2,095 $ 428   18%  $ 331   16%
  Warehousing advances.......      56      68     102   (12) (17)    (34) (33)
  Academic facilities
   financings................      67      74      85    (7) (10)    (11) (13)
  Investments................     501     240     295   261  109     (55) (19)
  Taxable equivalent
   adjustment................      25      32      34    (7) (22)     (2)  (8)
                              ------- ------- ------- -----  ---   -----  ---
Total taxable equivalent
 interest income.............   3,503   2,840   2,611   663   23     229    9
Interest expense.............   2,837   2,115   1,925   722   34     190   10
                              ------- ------- ------- -----  ---   -----  ---
Taxable equivalent net
 interest income............. $   666 $   725 $   686 $ (59)  (8)% $  39    6%
                              ======= ======= ======= =====  ===   =====  ===

Average Balance Sheets

   The following table reflects the rates earned on earning assets and paid on liabilities for the years ended December 31, 2000, 1999 and 1998.

                                          Years ended December 31,
                                  -------------------------------------------
                                      2000           1999           1998
                                  -------------  -------------  -------------
                                  Balance  Rate  Balance  Rate  Balance  Rate
                                  -------- ----  -------- ----  -------- ----
Average Assets
  Student loans.................. $ 34,637 8.24% $ 33,028 7.35% $ 27,589 7.59%
  Warehousing advances...........      825 6.84     1,173 5.78     1,718 5.93
  Academic facilities
   financings....................      974 8.50     1,144 8.16     1,318 8.15
  Investments....................    7,486 6.81     3,932 6.42     4,843 6.34
                                  -------- ----  -------- ----  -------- ----
Total interest earning assets....   43,922 7.98%   39,277 7.23%   35,468 7.36%
                                           ====           ====           ====
Non-interest earning assets......    2,711          2,166          2,012
                                  --------       --------       --------
Total assets..................... $ 46,633       $ 41,443       $ 37,480
                                  ========       ========       ========
Average Liabilities and
 Stockholders' Equity
  Six month floating rate notes..  $ 4,660 6.49%  $ 4,644 5.38%  $ 2,898 5.40%
  Other short-term borrowings....   30,670 6.40    28,560 5.30    21,384 5.34
  Long-term notes................    8,636 6.61     6,292 5.60    11,194 5.60
                                  -------- ----  -------- ----  -------- ----
Total interest bearing
 liabilities.....................   43,966 6.45%   39,496 5.35%   35,476 5.43%
                                           ====           ====           ====
Non-interest bearing
 liabilities.....................    1,574          1,287          1,385
Stockholders' equity.............    1,093            660            619
                                  --------       --------       --------
Total liabilities and
 stockholders' equity............ $ 46,633       $ 41,443       $ 37,480
                                  ========       ========       ========
Net interest margin..............          1.52%          1.85%          1.93%
                                           ====           ====           ====

Rate/Volume Analysis

   The Rate/Volume Analysis below shows the relative contribution of changes in interest rates and asset volumes.

                                                                     Increase
                                                                    (decrease)
                                                         Taxable   attributable
                                                        equivalent to change in
                                                         increase  -------------
                                                        (decrease) Rate   Volume
                                                        ---------- -----  ------
       2000 vs. 1999
       Taxable equivalent interest income..............   $ 663    $ 327  $ 336
       Interest expense................................     722      431    291
                                                          -----    -----  -----
       Taxable equivalent net interest income..........   $ (59)   $(104) $  45
                                                          =====    =====  =====
       1999 vs. 1998
       Taxable equivalent interest income..............   $ 229    $ (66) $ 295
       Interest expense................................     190       (9)   199
                                                          -----    -----  -----
       Taxable equivalent net interest income..........   $  39    $ (57) $  96
                                                          =====    =====  =====

Student Loans

Student Loan Spread Analysis

   The following table analyzes the reported earnings from student loans both on-balance sheet and those off-balance sheet in securitization trusts. For student loans off-balance sheet, the Company will continue to earn servicing fee revenues over the life of the securitized student loan portfolios. The off-balance sheet information presented in "Securitization Program--Servicing and Securitization Revenue" analyzes the on-going servicing revenue and residual interest earned on the securitized portfolios of student loans. For an analysis of the Company's student loan spread for the entire portfolio of managed student loans on a similar basis to the on-balance sheet analysis, see "'Core Cash Basis' Student Loan Spread and Net Interest Income."

                                                       Years ended December
                                                                31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
       On-Balance Sheet
       Student loan yields...........................    8.91%    8.02%    8.24%
       Consolidated loan rebate fees.................    (.27)    (.22)    (.23)
       Offset fees...................................    (.13)    (.15)    (.11)
       Borrower benefits.............................    (.07)    (.06)    (.08)
       Premium amortizations.........................    (.20)    (.24)    (.23)
                                                      -------  -------  -------
       Student loan income...........................    8.24     7.35     7.59
       Cost of funds.................................   (6.42)   (5.32)   (5.34)
                                                      -------  -------  -------
       Student loan spread...........................    1.82%    2.03%    2.25%
                                                      =======  =======  =======
       Off-Balance Sheet
       Servicing and securitization revenue..........    1.15%    1.65%   1.65%
                                                      =======  =======  =======
       Average Balances (in millions of dollars)
       Student loans................................. $34,637  $33,028  $27,589
       Securitized loans.............................  25,711   17,670   17,203
                                                      -------  -------  -------
       Managed student loans......................... $60,348  $50,698  $44,792
                                                      =======  =======  =======

   The Company's portfolio of student loans originated under the FFELP has a variety of unique interest rate characteristics. The Company earns interest at the greater of the borrower's rate or a floating rate determined by reference to the average of the applicable floating rates (91-day Treasury bill, commercial paper or 52-week Treasury bill) in a calendar quarter, plus a fixed spread, which is dependent upon the loan origination date. If the floating rate exceeds the borrower rate, the Department of Education pays the difference directly to the Company. If the floating rate is less than the rate the borrower is obligated to pay, the Company simply earns interest at the borrower rate. In all cases, the rate a borrower is obligated to pay sets a minimum rate for determining the yield that the Company earns on the loan. Borrowers' interest rates are either fixed to term or are reset annually on July 1 of each year depending on when the loan was originated.

   The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, either directly or through the use of derivative financial instruments intended to mimic the interest rate characteristics of the student loans. Such borrowings, however, generally do not have minimum rates. As a result, in periods of declining interest rates, the portfolio of managed student loans may be earning at the minimum borrower rate while the Company's funding costs (exclusive of funding spreads) will generally decline along with Treasury bill rates. For loans where the borrower's interest rate is fixed to term, declining interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of a low interest rate environment will only enhance student loan spreads through the next annual reset of the borrower's interest rates, which occurs on July 1 of each year. Higher average Treasury bill rates in 2000 decreased the Company's benefit from student loans earning at the minimum borrower rate included in student loan income, net of payments under Floor Revenue Contracts, to $3 million, of which $2 million was attributable to student loans with minimum borrower rates fixed to term and $1 million was attributable to student loans with minimum borrower rates adjusting annually. Low average Treasury bill rates in 1999 benefited the Company's on-balance sheet student loan income, net of payments under Floor Interest Contracts (discussed below), by $66 million of which $47 million was attributable to student loans with minimum borrower rates fixed to term and $19 million was attributable to student loans with minimum borrower rates adjusting annually. In 1998, low average Treasury bill rates increased the Company's on-balance sheet student loan income, net of payments under Floor Interest Contracts, by $63 million of which $40 million was attributable to student loans with minimum borrower rates fixed to term and $23 million was attributable to student loans with minimum borrower rates adjusting annually.

   The 21 basis point decrease in the student loan spread in 2000 versus 1999 is due primarily to the decrease in floor income. The student loan spread in 1999 decreased by 22 basis points from 1998. This was due mainly to higher financing spreads which decreased the 1999 student loan spread by 20 basis points, and to lower SAP rates which reduced the student loan spread by 7 basis points. The Company's restructuring of its joint venture with Chase Manhattan Bank ("the Joint Venture") in December of 1998, which replaced lower yielding participations with student loans, increased the 1999 student loan spread by 5 basis points.

   The following table analyzes the ability of the FFELP student loans in the Company's managed student loan portfolio to earn at the minimum borrower interest rate at December 31, 2000 and 1999, based on the last Treasury bill auction of the year (5.86 percent in 2000 and 5.46 percent in 1999).

                                December 31, 2000              December 31, 1999
                          -----------------------------  -----------------------------
                           Fixed                          Fixed
                          Borrower Annually Reset        Borrower Annually Reset
                            Rate   Borrower Rate  Total    Rate   Borrower Rate  Total
                          -------- -------------- -----  -------- -------------- -----
Student loans eligible
 to earn at the minimum
 borrower rate..........   $16.3       $37.4      $53.7   $13.0       $28.6      $41.6
Less notional amount of
 floor interest
 contracts..............    (5.8)         --       (5.8)   (3.4)       (3.1)      (6.5)
                           -----       -----      -----   -----       -----      -----
Net student loans
 eligible to earn at the
 minimum borrower rate..   $10.5       $37.4      $47.9   $ 9.6       $25.5      $35.1
                           =====       =====      =====   =====       =====      =====
Net student loans
 earning at the minimum
 borrower rate..........   $ 0.9       $ 5.1      $ 6.0   $ 5.0          --      $ 5.0
                           =====       =====      =====   =====       =====      =====

Student Loan Floor Revenue Contracts

   Periodically, the Company has entered into contracts with third parties to monetize the value of the minimum borrower interest rate feature of its portfolio of FFELP student loans. Under these contracts, referred to as "Floor Revenue Contracts", the Company receives an upfront payment and agrees to pay the difference between (1) the minimum borrower interest rate less the applicable SAP rate ("the strike rate") and (2) the average of the 91-day Treasury bill rates over the period of the contract. If the strike rate is less than the average of the Treasury Bill rates, then no payment is required. These upfront payments are amortized over the average life of the contracts. Floor Revenue Contracts sold on loans where the borrower rate is reset annually have historically had terms through the next reset date, a period of one year or less, while Floor Revenue Contracts sold on loans where the borrower rate is fixed to term have multi-year terms. The $5.8 billion of outstanding fixed borrower rate Floor Revenue Contracts at December 31, 2000 have expiration dates through the year 2007.

   For the years ended December 31, 2000, 1999 and 1998, the amortization of the upfront payments received from the sale of Floor Revenue Contracts on the Company's on-balance sheet student loans with fixed borrower rates was $23 million, $20 million and $28 million, respectively, and for Floor Revenue Contracts with annually reset borrower rates was $1 million, $21 million and $24 million, respectively. At December 31, 2000, unamortized payments received from the sale of Floor Revenue Contracts totaled $85 million, all of which related to contracts on fixed rate loans.

   Effective December 31, 2000, in anticipation of the adoption of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," the Floor Revenue Contracts were de-designated as effective hedges and marked-to-market. The net effect of the fair market value of these contracts and the unamortized upfront payment totaled $104 million and was reclassified to student loan premium and will be amortized over the average life of the student loan portfolio.

On-Balance Sheet Funding Costs

   The Company's borrowings are generally variable-rate indexed principally to the 91-day Treasury bill rate. The following table summarizes the average balance of on-balance sheet debt (by index, after giving effect to the impact of interest rate swaps) for the years ended December 31, 2000, 1999 and 1998 (dollars in millions).

                                          Years ended December 31,
                               -----------------------------------------------
                                    2000            1999            1998
                               --------------- --------------- ---------------
                               Average Average Average Average Average Average
             Index             Balance  Rate   Balance  Rate   Balance  Rate
             -----             ------- ------- ------- ------- ------- -------
   Treasury bill, principally
    91-day...................  $32,946   6.48% $31,043   5.35% $27,306   5.33%
   LIBOR.....................    1,900   6.49    2,597   5.14    4,111   5.49
   Discount notes............    5,300   6.26    3,424   4.90    2,328   5.27
   Fixed.....................    1,429   5.99    1,171   5.94      622   6.95
   Zero coupon...............      171  11.17      153  11.14      140  11.13
   Commercial paper..........      969   6.65      302   5.69       --     --
   Auction rate securities...      653   5.65       --     --       --     --
   Other.....................      598   6.25      806   5.08      969   5.47
                               -------  -----  -------  -----  -------  -----
   Total.....................  $43,966   6.45% $39,496   5.35% $35,476   5.43%
                               =======  =====  =======  =====  =======  =====

   The following table details the spreads for the Company's Treasury bill indexed borrowings principally to the 91-day Treasury bill rate and London Interbank Offered Rate ("LIBOR") indexed borrowings:

                                Years ended
   Indexed borrowings          December 31,
   ------------------        ---------------------
                             2000    1999    1998
                             -----   -----   -----
   Treasury Bill
   Weighted Average
    Treasury bill..........   5.96%   4.84%   5.04%
   Borrowing spread........    .52     .51     .29
                             -----   -----   -----
   Weighted average
    borrowing rate.........   6.48%   5.35%   5.33%
                             =====   =====   =====
   LIBOR
   Weighted average LIBOR..   6.63%   5.34%   5.73%
   Borrowing spread........   (.14)   (.20)   (.24)
                             -----   -----   -----
   Weighted average
    borrowing rate.........   6.49%   5.14%   5.49%
                             =====   =====   =====

Securitization Program

   In 2000, the Company completed four securitization transactions in which a total of $8.8 billion of student loans were sold to a special purpose finance subsidiary and by that subsidiary to trusts that issued asset-backed securities to fund the student loans to term. In addition, the Company acquired the securitization revenue streams of $5.2 billion of student loans previously securitized by USA Group. This increased the percentage of average securitized loans to average managed student loans to 43 percent for 2000 versus 35 percent for 1999. In 1999, the Company completed three securitization transactions in which a total of $4.0 billion of student loans were securitized and in 1998, the Company completed two securitization transactions in which a total of $6.0 billion of student loans were securitized. The Company accounts for its securitization transactions in accordance with Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which establishes the accounting for certain financial asset transfers, including securitization transactions. Under SFAS 125, the Company records a gain on sale based upon the difference between the cost basis of the assets sold and the fair value of the assets received. At the same time, the Company records an asset (the "Interest Residual") equal to the present value of the expected net cash flows from the trust to the Company over the life of the portfolio securitized. The gain is reduced by write-offs of certain assets related to the portfolio sold and by transaction costs. In addition, the Company continues to service the loans in the trusts, through SMSC, for a fee, and earns that fee over the life of the portfolio. When the contract servicing fee is greater than current market servicing rates, the present value of such excess servicing fees is recognized as a servicing asset and amortized over the life of the portfolio serviced.

Gains on Student Loan Securitizations

   For the years ended December 31, 2000, 1999 and 1998, the Company recorded pre-tax securitization gains of $92 million, $35 million and $117 million, respectively. Gains for the years ended December 31, 2000, 1999 and 1998, measured as a percentage of the securitized portfolios, were 1.04 percent, .88 percent, and 1.95 percent, respectively. During 2000, the Company continued its securitization activity due to the lower financing spreads and securitized $4.8 billion more than in 1999. The increase in the gains in 2000 versus 1999 is due to lower financing spreads and increased volume. The decrease in the gains in 1999 versus 1998 was mainly due to the reduction in securitization activity and to portfolio characteristics and higher financing spreads. Gains on future securitizations will continue to vary depending on the size and the loan characteristics of the loan portfolios securitized and the funding costs prevailing in the securitization debt markets.

Servicing and Securitization Revenue

   The following table summarizes the components of servicing and securitization revenue:

                                                      Years ended December
                                                              31,
                                                      ----------------------
                                                       2000    1999    1998
                                                      ------  ------  ------
       Servicing revenue less amortization of
        servicing asset..............................  $ 219   $ 158   $ 156
       Securitization revenue........................     77     131     125
                                                      ------  ------  ------
       Total servicing and securitization revenue.... $  296  $  289  $  281
                                                      ======  ======  ======

   The increase in servicing revenue is mainly due to the increase in the average balance of securitized student loans to $25.7 billion in 2000 from $17.5 billion in 1999 and $17.0 billion in 1998. The average balance of the Interest Residual was $849 million in 2000, $701 million in 1999 and $616 million in 1998. The Company's securitized loan portfolio benefits from low average Treasury bill rates in a manner similar to the on-balance sheet portfolio of student loans when the student loans earn at the minimum borrower rate. In 1999 and 1998, low average Treasury bill rates enhanced securitization revenue by $42 million and $31 million, respectively. The increase in Treasury bill rates during 2000 reduced these earnings to $0.2 million for the year ended December 31, 2000 and was the principal cause of the reduction in securitization revenue in 2000 versus 1999.

Gain on Sale of Student Loans

   During the fourth quarter of 1999, the Company sold $900 million of student loan assets and recorded a pre-tax gain of $27 million. As part of the transaction the Company entered into long-term servicing agreements with four companies to service the loans sold. In addition, the four companies have contractual incentives to deliver $700 million of additional student loans for servicing by the Company over a two-year period. No such sales occurred in 2000.

OTHER INCOME

   Other income, exclusive of gains on student loan securitizations, servicing and securitization income and gains on sales of student loans, totaled $300 million in 2000 versus $100 million in 1999 and $98 million in 1998. Other income mainly includes late fees earned on student loans, gains and losses on sales of investment securities, revenue the Company receives from servicing third party portfolios of student loans, commitment fees for letters of credit and beginning in August 2000, guarantor servicing fees. Guarantor servicing fees arise primarily from four categories of services that correspond to the student loan life cycle. They include loan originations, the maintenance of the guarantee on the loan, default prevention, and collection revenues. Included in year-to-date 2000 other income is $31 million, $20 million, $33 million and $44 million, respectively, representing those four categories for the five months August through December 2000. As the guarantee fee business follows the loan life cycle, these fees are not necessarily indicative of a prorated amount for the entire calendar year. In the second half of 1998 the Company began assessing late fees and earned $46 million in 2000, versus $38 million in 1999 and $7 million in 1998. Gains on sales of investment securities in 2000 totaled $19 million versus $16 million in 1999 and $11 million in 1998.

   In 2000, the Company entered into LIBOR Floor Revenue Contracts that are an effective economic hedge of a segment of its student loan portfolio. These positions do not meet the hedge effectiveness requirements under GAAP and were marked-to-market which resulted in a $25 million pre-tax loss recorded on the GAAP financial statements for year ended December 31, 2000. No such transactions were in effect for 1999 or 1998.

   In December 1998, the Company restructured its Joint Venture with Chase Manhattan Bank and, as a result, student loans in the Joint Venture are no longer co-owned by the Company and Chase and serviced by the Company for a fee. Instead, the Company now purchases all loans originated by Chase. The Company also purchased the $5 billion of loans that were co-owned in the Joint Venture at the time of the restructuring. Since the Company now owns the loans, it no longer receives servicing fees from the Joint Venture that were previously included in other income. For the year ended December 31, 1998, the Company recorded $25 million in servicing fee income from the Joint Venture.

OPERATING EXPENSES

   The following table summarizes the components of operating expenses:

                                                                  Years ended
                                                                  December 31,
                                                                 --------------
                                                                 2000 1999 1998
                                                                 ---- ---- ----
       Servicing and acquisition expenses....................... $329 $239 $273
       General and administrative expenses......................  204  120   88
       Integration charge.......................................   53   --   --
                                                                 ---- ---- ----
       Total operating expenses................................. $586 $359 $361
                                                                 ==== ==== ====

   Operating expenses include costs to service the Company's managed student loan portfolio, operational costs incurred in the process of acquiring student loan portfolios, general and administrative expenses, and beginning in August 2000, operational costs associated with its guarantor servicing operations. The Company recorded an integration charge of $53 million in 2000 to cover severance costs, costs to close facilities and move functional responsibilities as well as costs to align system capabilities and move the Company's data center. Exclusive of this one-time integration charge, operating expenses for the years ended December 31, 2000, 1999 and 1998 were $533 million, $359 million and $361 million, respectively. Operating expenses increased significantly during 2000 as a direct result of the acquisitions of SLFR and the business operations of USA Group. The acquisition of USA Group increased general and administrative expenses by $37 million and servicing and acquisition expenses by $79 million, and the acquisition of SLFR increased general and administrative expenses by $6 million and servicing and acquisition expenses by $8 million. The Company has maintained an aggressive integration plan that is designed to eliminate the duplicate operations and merge the complimentary operations of all the consolidated entities. However, management anticipates that the most significant reductions in operating expenses will not be realized until mid-2001. While in total, operating expenses decreased slightly in 1999 versus 1998, servicing and acquisition expenses decreased by $34 million as the Company realized a full year's benefit from the 1998 restructuring of servicing operations including the closing of two satellite servicing centers, for which the Company took a charge in 1998 of $12 million. These expense reductions were offset by an increase in general and administrative expenses of $32 million which included $11 million of expenses related to Nellie Mae, acquired in the third quarter of 1999, $7 million of expenses of the SLM Financial subsidiary which commenced operations in the first quarter of 1999, $5 million related to the development of E-commerce initiatives, and the ramping up of SLM Solutions operations which added $4 million, including the expenses of Exeter Software acquired in the fourth quarter of 1999.

STUDENT LOAN PURCHASES

   The following table summarizes the components of the Company's student loan purchase activity:

                                                          Years ended December
                                                                  31,
                                                         ----------------------
                                                          2000    1999    1998
                                                         ------- ------- ------
       Control channels................................. $ 6,595 $ 7,161 $5,665
       Other commitment clients.........................   1,405   1,788  1,411
       Spot purchases...................................     885     115    291
       Consolidations...................................     824     920    132
       Other............................................   1,149   1,111    918
       USA Group acquisition............................   1,421      --     --
       SLFR acquisition.................................   3,103      --     --
       Nellie Mae acquisition...........................      --   2,585     --
                                                         ------- ------- ------
       Subtotal.........................................  15,382  13,680  8,417
       Managed loans acquired...........................   5,181      --     --
                                                         ------- ------- ------
       Total............................................ $20,563 $13,680 $8,417
                                                         ======= ======= ======

   The Company purchased $15.4 billion and acquired the securitization revenue streams of $5.2 billion of managed loans for a record total of $20.6 billion of student loans in 2000 compared with $13.7 billion in 1999 and $8.4 billion in 1998. Included in the 2000 purchases are $1.4 billion of student loans acquired from USA Group and $3.1 billion of student loans acquired from SLFR. Included in the 1999 purchases are $2.6 billion of student loans acquired in the Nellie Mae acquisition. The Company's control channels represent all loans originated on the Company's origination systems. Included in control channel purchase volume for 1999 is $1.6 billion representing Chase's one-half interest in student loans in the Joint Venture at the time of the restructuring. (See "Other Income" for an additional discussion of the restructuring of the Joint Venture.)

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

   In 2000, the Company's controlled channels of loan originations totaled $7.3 billion versus $5.1 billion in 1999. The pipeline of loans currently serviced and committed for purchase by the Company was $3.9 billion at December 31, 2000 versus $3.5 billion at December 31, 1999. Included in the pipeline at December 31, 1998 were $1.6 billion of student loans that were owned by Chase and sold to the Company in connection with the restructuring of the Joint Venture.

   The following table summarizes the activity in the Company's managed portfolio of student loans for the years ended December 31, 2000, 1999 and 1998.

                                                  Years ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
       Beginning balance........................ $ 53,276  $ 46,342  $ 43,705
       Purchases................................   20,563    13,680     8,417
       Capitalized interest on securitized
        loans...................................      731       457       353
       Repayments, claims, other................   (5,852)   (5,135)   (5,397)
       Loan sales...............................     (137)     (910)      (11)
       Capitalization of floor revenue
        contracts...............................      104        --        --
       Loans consolidated from USA Education,
        Inc.....................................   (1,170)   (1,158)     (725)
                                                 --------  --------  --------
       Ending balance........................... $ 67,515  $ 53,276  $ 46,342
                                                 ========  ========  ========

PRO-FORMA STATEMENTS OF INCOME

   Under GAAP, the Company's securitization transactions have been treated as sales. At the time of sale, in accordance with SFAS 125, the Company records an asset equal to the present value of the estimated future net cash flows from the portfolio of loans sold and a gain equal to the difference between that asset and the allocated cost basis of the loans sold. Interest earned on the Interest Residual and fees earned for servicing the loan portfolios are recognized over the life of the securitization transaction as servicing and securitization revenue. Under SFAS 125, income recognition is effectively accelerated through the recognition of a gain at the time of sale while the ultimate realization of such income remains dependent on the actual performance, over time, of the loans that were securitized.

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

                                                       Years ended December
                                                                31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
"Core Cash Basis" Statements of Income:
Insured student loans................................ $ 5,015  $ 3,642  $ 3,311
Advances/Facilities/Investments......................     652      386      486
                                                      -------  -------  -------
Total interest income................................   5,667    4,028    3,797
Interest expense.....................................  (4,628)  (3,101)  (2,905)
                                                      -------  -------  -------
Net interest income..................................   1,039      927      892
Less: provision for losses...........................      53       51       53
                                                      -------  -------  -------
Net interest income after provision for losses.......     986      876      839
                                                      -------  -------  -------
Other Income:
  Gains on sales of securities.......................       1        1       --
  Guarantor servicing fees...........................     128       --       --
  Other..............................................     152       83       87
                                                      -------  -------  -------
Total other income...................................     281       84       87
Total operating expenses.............................     514      356      361
                                                      -------  -------  -------
Income before taxes and minority interest in net
 earnings of subsidiary..............................     753      604      565
Income taxes.........................................     250      188      173
Minority interest in net earnings of subsidiary......      11       11       11
                                                      -------  -------  -------
"Core cash basis" net income.........................     492      405      381
Preferred stock dividends............................      12        1       --
                                                      -------  -------  -------
"Core cash basis" net income attributable to common
 stock............................................... $   480  $   404  $   381
                                                      =======  =======  =======
"Core cash basis" diluted earnings per share......... $  2.93  $  2.48  $  2.24
                                                      =======  =======  =======
                                                       Years ended December
                                                                31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
Reconciliation of GAAP net income to "core cash
 basis" net income:
GAAP net income...................................... $   465  $   501  $   501
"Core cash basis" adjustments:
  Gains on student loan securitizations..............     (92)     (35)    (117)
  Servicing and securitization revenue...............    (296)    (289)    (281)
  Net interest income, excluding floor income........     400      340      335
  Floor income.......................................      (3)    (107)     (94)
  Provision for losses...............................     (21)     (17)     (17)
  Goodwill amortization..............................      19        3       --
  Integration charge.................................      53       --       --
  Gains/losses on sales of student loans.............      --      (27)      --
  Gains/losses on sales of securities................     (18)     (14)     (10)
  Other..............................................      --       (1)      --
                                                      -------  -------  -------
Total "core cash basis" adjustments..................      42     (147)    (184)
Net tax effect (A)...................................     (15)      51       64
                                                      -------  -------  -------
"Core cash basis" net income......................... $   492  $   405  $   381
                                                      =======  =======  =======

(A) Such tax effect is based upon the Company's marginal tax rate for the respective period.

"Core Cash Basis" Student Loan Spread and Net Interest Income

   The following table analyzes the reported earnings from the Company's portfolio of managed student loans, which includes those loans on-balance sheet and those loans off-balance sheet in securitization trusts.

                                                       Years ended December
                                                                31,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
       "Core cash basis" student loan yields.........    8.92%    7.78%    7.98%
       Consolidated loan rebate fees.................    (.18)    (.15)    (.15)
       Offset fees...................................    (.08)    (.09)    (.07)
       Borrower benefits.............................    (.09)    (.08)    (.09)
       Premium amortization..........................    (.26)    (.28)    (.28)
                                                      -------  -------  -------
       Student loan income...........................    8.31     7.18     7.39
       Cost of funds.................................   (6.61)   (5.40)   (5.45)
                                                      -------  -------  -------
       "Core cash basis" student loan spread.........    1.70%    1.78%    1.94%
                                                      =======  =======  =======
       Average Balances
       Managed student loans......................... $60,348  $50,698  $44,792
                                                      =======  =======  =======

   While the Company may earn floor income, depending on the interest rate environment, on its student loan portfolio (see "Student Loan Spread Analysis" above), these earnings are excluded from "core cash basis" results. However, the amortization of the upfront payments received from the Floor Revenue Contracts is included as an addition to student loan income in the "core cash basis" results.

   For the years ended December 31, 2000, 1999 and 1998, the amortization of the upfront payments received from the Floor Revenue Contracts with fixed borrower rates was $23 million, $20 million and $28 million, respectively and for Floor Revenue Contracts with annually reset borrower rates was $1 million, $25 million and $28 million, respectively.

   The 8 basis point decrease in the 2000 "core cash basis" student loan spread versus 1999 was mainly due to higher financing spreads relative to the Treasury bill, including the impact of lower offset fees, which decreased the "core cash basis" student loan spread by 5 basis points and to lower SAP rates which decreased the "core cash basis" student loan spread by 4 basis points. The Company expects further declines in the student loan spread as new loans with lower SAP rates replace older loans with higher SAP rates. (See "Other Related Events--Legislative Developments" for a discussion on Higher Education Amendments of 1998.)

   In 2000, "core cash basis" financing spreads, relative to the Treasury bill, increased by 6 basis points versus 1999. This was due to wider financing spreads in both the GSE and securitization debt markets and to the higher percentage of the student loan portfolio being funded by the Company's asset-backed securities. The Company's asset-backed securities have a higher cost of funds than the Company's GSE debt because they are term match-funded and do not benefit from the GSE's status. The higher funding costs on the Company's asset-backed securities is partially mitigated by the absence of offset fees on securitized loans. The net effect of increased funding costs and lower offset fees in 2000 versus 1999 was 5 basis points.

   In 2000, net interest income, on a "core cash basis," was $1.0 billion compared with $927 million in 1999 and $892 million in 1998. The increase in net interest income for the year ended December 31, 2000 versus the year-ago period was due to the increase in the average balance of managed student loans of $9.7 billion. The reduction in the student loan spread for 2000 partially offset the benefit from the increase in the average balance of managed student loans. The increase in net interest income in 1999 over 1998 is mainly due to the increase in the average balance of managed student loans.

"Core Cash Basis" Provision and Allowance for Loan Losses

   The provision for losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the managed portfolio of student loans. The Company evaluates the adequacy of the provision for losses on its federally insured portfolio of managed student loans separately from its non-federally insured portfolio. For the federally insured portfolio, the Company primarily considers trends in student loan claims rejected for payment by guarantors due to servicing defects as well as overall default rates on those FFELP student loans subject to the 2 percent risk-sharing. Once a student loan is charged off as a result of an unpaid claim, the Company's policy is to continue to pursue the recovery of principal and interest. The Company currently writes off an unpaid claim once it has aged to two years.

   For the non-federally insured portfolio of student loans, the Company primarily considers recent trends in delinquencies, charge-offs and recoveries, historical trends in loan volume by program, economic conditions and credit and underwriting policies. A large percentage of the Company's non-federally insured loans have not matured to a point at which predictable loan loss patterns have developed. Accordingly, the evaluation of the provision for loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. Management believes that the provision for loan losses is adequate to cover anticipated losses in the student loan portfolio. An analysis of the Company's allowance for loan losses is presented in the following table.

"Core Cash Basis" Activity in the Allowance for Loan Losses

                                                      Years ended December
                                                               31,
                                                     -------------------------
                                                      2000     1999     1998
                                                     -------  -------  -------
       Balance at beginning of year................  $   260  $   237  $   203
       Provisions for losses.......................       51       51       53
       Reserves acquired in acquisition............       23        9       --
       Charge-offs:
         Non-federally insured loans...............      (11)     (16)      (9)
         Federally insured loans...................      (20)     (29)     (20)
                                                     -------  -------  -------
           Total charge-offs.......................      (31)     (45)     (29)
       Recoveries:
         Non-federally insured loans...............        1        3        3
         Federally insured loans...................       31        7        7
                                                     -------  -------  -------
           Total recoveries........................       32       10       10
       Net charge-offs.............................        1      (35)     (19)
                                                     -------  -------  -------
       Reduction for sales of student loans........       --       (2)      --
                                                     -------  -------  -------
       Balance at end of year......................  $   335  $   260  $   237
                                                     =======  =======  =======
       Allocation of the allowance for loan losses:
       Non-federally insured loans.................  $   150  $   148  $   138
       Federally insured loans.....................      185      112       99
                                                     -------  -------  -------
         Total.....................................  $   335  $   260  $   237
                                                     =======  =======  =======
       Net charge-offs as a percentage of average
        managed student loans......................       --      .07%     .05%
       Total allowance as a percentage of average
        managed student loans......................      .59%     .51%     .53%
       Non-federally insured allowance as a
        percentage of the ending balance of non-
        federally insured loans....................     4.94%    6.77%    8.09%
       Average managed student loans...............  $60,348  $50,698  $44,792
       Ending managed student loans................  $67,515  $53,276  $46,342

   The 2000 "core cash basis" provision for losses includes $6 million for potential losses on the non-federally insured student loans and $45 million for potential losses due to risk-sharing and other claims on FFELP loans. The 1999 "core cash basis" provision included $12 million for potential losses on the non-federally insured portfolio and $39 million for potential losses due to risk-sharing and other claims on FFELP loans. The 1998 provision included $10 million for write-offs for unusual loan prepayments at amounts less than carrying value in connection with the legislation reauthorizing the Higher Education Act, which allowed borrowers to consolidate student loans under the FDLP at advantageous rates. Applications from borrowers, who applied for consolidation prior to January 31, 1999, were processed through the third quarter of 1999.

Delinquencies--Non-federally Insured Student Loans

   The following table shows the loan delinquency trends for the years presented on the Company's non-federally insured student loan portfolio. Delinquencies will impact earnings if the account is charged-off.

                                                                  Years ended
                                                                 December 31,
                                                               -----------------
                                                                2000   1999
                                                               ------ ------
       Loans in school/deferment.............................. $  865 $  614
       Loans in repayment
         Loans current........................................  1,665  1,068
         Loans current in forbearance.........................    208    247
         Loans delinquent 30-59 days..........................    201     70
         Loans delinquent 60-89 days..........................     36     19
         Loans delinquent greater than 90 days................     74     57
                                                               ------ ------
         Total loans in repayment.............................  2,184  1,461
                                                               ------ ------
       Ending loan portfolio.................................. $3,049 $2,075
                                                               ====== ======

"Core Cash Basis" Funding Costs

   The following table details the spreads for the Company's Treasury bill indexed borrowings principally to the 91-day Treasury bill rate and LIBOR indexed borrowings on a "core cash basis":

                                                                Years ended
       Indexed borrowings                                       December 31,
       ------------------                                      ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
       Treasury Bill
       Weighted average Treasury bill......................... 5.98% 4.82% 5.00%
       Borrowing spread.......................................  .64   .59   .44
                                                               ----  ----  ----
       Weighted average borrowing rate........................ 6.62% 5.41% 5.44%
                                                               ====  ====  ====
       LIBOR
       Weighted average LIBOR................................. 6.57% 5.39% 5.73%
       Borrowing spread.......................................  .34  (.03) (.24)
                                                               ----  ----  ----
       Weighted average borrowing rate........................ 6.91% 5.36% 5.49%
                                                               ====  ====  ====

   The positive LIBOR borrowing spread for the year ended December 31, 2000 is due mainly to the use of basis swaps and futures contracts to manage the combined interest rate risk of both on and off-balance sheet liabilities which began in late 1999 and continued throughout 2000 due to the use of LIBOR financings in the securitization trusts. In addition, the USA Education, Inc. $500 million Senior Note offering in October 2000 at a positive borrowing spread of 22 basis points contributed to the overall increase of the LIBOR borrowing spread.

FEDERAL AND STATE TAXES

   The Company maintains a portfolio of tax-advantaged assets principally to support education-related financing activities. That portfolio was primarily responsible for the decrease in the effective federal income tax rate from the statutory rate of 35 percent to 32 percent in 2000, 1999 and 1998. The GSE is exempt from all state, local, and District of Columbia income, franchise, sales and use, personal property and other taxes, except for real property taxes. However, this tax exemption applies only to the GSE and does not apply to USA Education, Inc. or its other operating subsidiaries. Under the Privatization Act, the Company's GSE and non-GSE activities are separated, with non-GSE activities being subject to taxation at the state and local level. State taxes for the year ended December 31, 2000 increased the overall tax rate to 33 percent. State taxes were immaterial during the two years ended December 31, 1999 and 1998 as the majority of the Company's income during that time was generated through the GSE.

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

LIQUIDITY AND CAPITAL RESOURCES

General

   The Company's primary requirements for capital are to fund the Company's operations, to purchase student loans and to repay its debt obligations while continuing to meet the GSE's statutory capital adequacy ratio test. The Company's primary sources of liquidity are through debt issuances by the GSE, off-balance sheet financings through securitizations, borrowings under its commercial paper and senior notes program, cash generated by its subsidiaries' operations and distributed through dividends to the Company, and bank borrowings.

GSE Financing Activities

   The GSE secures financing to fund its on-balance sheet portfolio of student loans, along with its other operations, by issuing debt securities in the domestic and overseas capital markets, through public offerings and private placements of U.S. dollar-denominated and foreign currency-denominated debt of varying maturities and interest rate characteristics, and through securitizations of its student loans. The GSE's debt securities are currently rated at the highest credit rating level by both Moody's and S&P. Historically, the agencies' ratings of the GSE have been largely a factor of its status as a government-sponsored enterprise. Since the Privatization Act did not modify the attributes of debt issued by the GSE, management anticipates that the GSE will retain its current credit ratings.

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

   The Company's asset-backed securities generally have a higher cost of funds than its traditional on-balance sheet financing because the asset-backed securities are term match-funded and do not benefit from the

GSE's status. However, the increased funding costs of the asset-backed securities are mitigated by the absence of the Offset Fees on securitized loans. Securitization also allows the Company to obtain term financing at a lower cost than otherwise would be achievable without the GSE's government-sponsored status. Securitizations to date have been structured to achieve an "AAA" credit rating on over 96 percent of its securities sold (with an "A" credit rating on the remaining subordinated securities). In 2000, the Company completed four securitization transactions totaling $8.8 billion in student loans.

   In both late 1998 and early 1999, the Russian bond default in August 1998 caused financing spreads on the Company's securitization transactions to be wider and thus more costly than previous years' transactions. As a result, the Company did not enter into a securitization transaction from September 1998 through May of 1999. Financial market conditions did improve to a point at which it was economical to securitize student loans, and in the second quarter of 1999, the Company reentered the asset-backed securities market by completing a $1.0 billion securitization. In 1999, the Company completed three securitization transactions totaling $4.0 billion in student loans. During 1999, demand for Treasury bill securities remained high causing Treasury bill rates to remain low relative to other market indices. As a consequence, the Company issued $3.8 billion in LIBOR based asset-backed securities, the first issuances indexed to LIBOR in the history of the program. The Company's 2000 securitization transactions continue to be indexed to LIBOR. The Company is managing this off-balance sheet basis risk through on-balance sheet financing activities, principally through basis swaps.

Other Financing Activities

   In order to finance non-GSE activities and in preparation for the eventual wind-down of the GSE, USA Education is developing additional financing vehicles. While continued use of the securitization market will be the core of the Company's financing strategy, these efforts will be supplemented by commercial paper, asset-backed commercial paper, bank lines of credit, underwritten long-term debt, and a medium-term note program. In the third quarter of 1999, the Company received credit ratings that will facilitate its access to the private funding markets: short-term debt ratings of A-1, F1+ and P-1, and long-term senior unsecured debt ratings of A, A+ and A3 were issued by S&P, Moody's and Fitch IBCA, Inc., respectively. Upon receiving its initial credit ratings, the Company initiated its commercial paper program. Effective October 27, 2000, the Company renewed its $600 million 364-day revolving credit facility for an additional 364-day period. Liquidity support for the Company's commercial paper program is provided by this $600 million 364-day revolving credit facility which matures on October 26, 2001, and a $400 million 5-year revolving credit facility which matures on October 29, 2004.

   On October 3, 2000, the Company issued $500,000,000 of its Senior Notes due September 16, 2002. The proceeds to the Company from the sale of these notes, before expenses, were $498,750,000 and were used for general corporate purposes.

   During 2000, the Company used the proceeds from student loan securitizations of $8.8 billion, repayments and claim payments on student loans of $2.8 billion, and the net proceeds from sales of student loans to purchase student loans of $10.9 billion and to reduce total debt by $1.5 billion.

   Operating activities provided net cash inflows of $745 million in 2000, an increase of $406 million from the net cash inflows of $338 million in 1999.

   During 2000, the GSE issued $17.2 billion of long-term notes to refund maturing and repurchased obligations. At December 31, 2000, the GSE had $14.9 billion of outstanding long-term debt issues of which $534 million had stated maturities that could be accelerated through call provisions. The Company uses interest rate and foreign currency swaps (collateralized where appropriate), purchases of U.S. Treasury securities and other hedging techniques to reduce its exposure to interest rate and currency fluctuations that arise from its financing activities and to match the variable interest rate characteristics of its earning assets. (See "Interest Rate Risk Management.")

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

   The Privatization Act effectively requires that the GSE maintain a minimum statutory capital adequacy ratio (the ratio of stockholders' equity to total assets plus 50 percent of the credit equivalent amount of certain off-balance sheet items) of at least 2.25 percent or be subject to certain "safety and soundness" requirements designed to restore such statutory ratio. While the GSE may not finance the activities of its non-GSE affiliates, it may, subject to its minimum capital requirements, dividend retained earnings and surplus capital to USA Education, Inc., which in turn may contribute such amounts to its non-GSE subsidiaries. The Privatization Act requires management to certify to the Secretary of the Treasury that, after giving effect to the payment of dividends, the statutory capital ratio test would have been met at the time the dividend was declared. At December 31, 2000, the GSE's statutory capital adequacy ratio, after the effect of the dividends to be paid in the first quarter of 2001, was 2.28 percent.

   The Privatization Act imposes certain restrictions on intercompany relations between the GSE and its affiliates during the wind-down period. In particular, the GSE must not extend credit to, nor guarantee, any debt obligations of USA Education, Inc. or its non-GSE subsidiaries.

   The Privatization Act provides that the GSE may continue to issue new debt obligations maturing on or before September 30, 2008. The legislation further provides that the legal status and attributes of the GSE's debt obligations, including the Commission registration and state tax exemptions, will be fully preserved until their respective maturities. Such debt obligations will remain GSE debt obligations, whether such obligations were outstanding at the time of, or issued subsequent to, the Reorganization. The obligations of USA Education do not have GSE status.

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

   In addition to term match funding, $11.1 billion of the Company's asset-backed securities match the interest rate characteristics of the majority of the student loans in the trusts by being indexed to the 91-day Treasury bill. At December 31, 2000, there were approximately $3.5 billion of PLUS student loans outstanding in the trusts, which have interest rates that reset annually based on the final auction of 52-week Treasury bills before each July 1. In addition, at December 31, 2000, there were approximately $15.3 billion of asset-backed securities indexed to LIBOR. In its securitization transactions, the Company retains this basis risk and manages it within the trusts through its on-balance sheet financing activities. The effect of this basis risk management is included in the following table as the impact of securitized student loans.

   In the table below the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at December 31, 2000 and is not necessarily reflective of positions that existed throughout the period.

                                   Interest Rate Sensitivity Period
                            ----------------------------------------------------
                                                    6
                                      3 months   months   1 to
                            3 months     to        to       2    2 to 5  Over 5
                            or less   6 months   1 year   years  years    years
                            --------  --------   -------  -----  ------  -------
Assets
Student loans.............  $ 35,061  $ 2,099    $   487  $  --  $   --  $    --
Warehousing advances......       973       --         --     --       2       12
Academic facilities
 financings...............         5       60         20    117     258      391
Cash and investments......     3,970        1         12     16     138    1,804
Other assets..............        37       43         86    131     331    2,738
                            --------  -------    -------  -----  ------  -------
  Total assets............    40,046    2,203        605    264     729    4,945
                            --------  -------    -------  -----  ------  -------
Liabilities and
 Stockholders' Equity
Short-term borrowings.....    28,435    1,311        718     --      --       --
Long-term notes...........    13,346       --         --    811     230      524
Other liabilities.........        --       --         --     --      --    1,788
Minority interest in
 subsidiary...............        --       --         --     --      --      214
Stockholders' equity......        --       --         --     --      --    1,415
                            --------  -------    -------  -----  ------  -------
  Total liabilities and
   stockholders' equity ..    41,781    1,311        718    811     230    3,941
                            --------  -------    -------  -----  ------  -------
Off-balance Sheet
 Financial Instruments
Interest rate swaps.......     3,943   (1,423)    (1,805)   250      38   (1,003)
Impact of securitized
 student loans............    (3,459)   3,459         --     --      --       --
                            --------  -------    -------  -----  ------  -------
Total off-balance sheet
 financial instruments ...       484    2,036     (1,805)   250      38   (1,003)
                            --------  -------    -------  -----  ------  -------
Period gap................  $ (1,251) $ 2,928    $(1,918) $(297) $  537  $     1
                            ========  =======    =======  =====  ======  =======
Cumulative gap............  $ (1,251) $ 1,677    $  (241) $(538) $   (1) $    --
                            ========  =======    =======  =====  ======  =======
Ratio of interest-
 sensitive assets to
 interest-sensitive
 liabilities..............      95.8%   164.8%      72.3%  16.4%  173.0%   421.2%
                            ========  =======    =======  =====  ======  =======
Ratio of cumulative gap to
 total assets.............       2.6%    (3.4)%       .5%   1.1%     --%      --%
                            ========  =======    =======  =====  ======  =======

Interest Rate Sensitivity Analysis

   The effect of short-term movements in interest rates on the Company's results of operations and financial position has been limited through the Company's risk-management activities. The Company performed a sensitivity analysis to determine the annual effect of a hypothetical increase in 2000 market interest rates of 10 percent on the Company's variable rate assets and liabilities and a hypothetical 10 percent increase in spreads to their underlying index. Based on this analysis an increase in rates and spreads of this magnitude would reduce net income by approximately $16 million or $.10 diluted earnings per share. The decline in net income would be primarily due to the reduction on the spread earned on student loans as financing costs would increase while a significant portion of the Company's student loan portfolio would continue to earn at the minimum borrower rate.

   The fair value of the Company's interest-sensitive assets and its long-term debt and hedging instruments are also subject to change as a result of potential changes in market rates and prices. A separate analysis was performed to determine the effects of a hypothetical 10 percent rise in market interest rates on the fair value of the Company's financial instruments. The effect of the 10 percent rise in rates on fair values would be a decrease in the fair market value of student loans of approximately $39 million, and a decrease in the fair market value of non-student loan assets of approximately $38 million. The decrease in the fair market value of these assets would be partially offset by an increase in the fair market value of the Company's debt and hedging instruments by $95 million. The net effect of a 10 percent rise in rates on fair market values would therefore be an $18 million increase in net assets. This change from a $35 million decrease in net assets in 1999 to an $18 million increase in net assets in 2000 is partially due to the increased issuance of floor contracts during 2000 which reduced the Company's exposure to interest rate volatility by $20 million. In addition, the increase in the balance and percentage of long-term floating rate debt and basis swaps to total debt reduced the Company's exposure to interest rate volatility by $23 million.

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

Average Terms to Maturity

   The following table reflects the average terms to maturity for the Company's managed earning assets and liabilities at December 31, 2000:

                      Average Terms to Maturity (in years)

                                                  On-Balance Off-Balance
                                                    Sheet       Sheet    Managed
                                                  ---------- ----------- -------
       Earning assets
       Student loans.............................    7.2         4.3       5.9
       Warehousing advances......................    5.7          --       5.7
       Academic facilities financings............    6.8          --       6.8
       Cash and investments......................    4.5          --       4.5
                                                     ---         ---       ---
       Total earning assets......................    6.8         4.3       5.8
                                                     ===         ===       ===
       Borrowings
       Short-term borrowings.....................     .4          --        .4
       Long-term borrowings......................    3.3         4.3       4.0
                                                     ---         ---       ---
       Total borrowings..........................    1.3         4.3       2.5
                                                     ===         ===       ===

   In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 4.5 years. As student loans are securitized, the need for long-term on-balance sheet financing will decrease.

Common Stock

   As a result of the USA Group acquisition, the Company issued approximately 10 million shares during the third quarter of 2000. The Company repurchased 7 million shares during 2000 through open market purchases and settlement of outstanding equity forward contracts. The Company also issued a net 5 million shares through its benefit plans. The net result was an increase in outstanding shares to 164 million at December 31, 2000. At December 31, 2000, the total common shares that could potentially be acquired over the next five years under outstanding equity forward contracts was 18 million shares, and the Company has remaining authority to enter into additional share repurchases and equity forward contracts for 5 million shares.

                                                                  Years ended
                                                                 December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
       Common shares repurchased:
         Open market............................................    2.1     2.9
         Equity forwards........................................    4.9     5.3
                                                                 ------  ------
       Total shares repurchased.................................    7.0     8.2
                                                                 ------  ------
       Average purchase price per share......................... $44.26  $41.78
                                                                 ======  ======
       Equity forward contracts:
       Outstanding at beginning of year.........................   21.4    20.5
       New contracts............................................    1.7     6.2
       Exercises................................................   (4.9)   (5.3)
                                                                 ------  ------
       Outstanding at end of year...............................   18.2    21.4
                                                                 ======  ======
       Board of director authority at end of year...............    4.8     3.6
                                                                 ======  ======

   As of December 31, 2000, the expiration dates and range of purchase prices for outstanding equity forward contracts are as follows:

                                                     Outstanding Range of Market
       Year of Maturity                               Contracts      Prices
       ----------------                              ----------- ---------------
       2001.........................................     6.3     $32.11 - $45.71
       2002.........................................     5.0      41.01 -  45.55
       2003.........................................     4.0      41.20 -  47.50
       2004.........................................     1.7      39.82 -  45.62
       2005.........................................     1.2      30.00 -  36.04
                                                        ----
                                                        18.2
                                                        ====

Recently Issued Accounting Pronouncements

   See Note 2 to the Consolidated Financial Statements, "Significant Accounting Policies--Recently Issued Accounting Pronouncements."

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III.

Item 10. Directors and Executive Officers of the Registrant

   The information as to the directors and executive officers of the Company set forth under the captions "PROPOSAL 2--ELECTION OF DIRECTORS--Information Concerning Nominees" and "Executive Officers" in the Proxy Statement to be filed on Schedule 14A relating to the Company's Annual Meeting of Stockholders scheduled to be held on May 10, 2001 (the "Proxy Statement") is incorporated into this Report by reference.

Item 11. Executive Compensation

   The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated into this Report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information set forth under the caption "COMMON STOCK INFORMATION--Board and Management Ownership" and "--Principal Holders" in the Proxy Statement is incorporated into this Report by reference thereto. There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions

   The information set forth under the caption "EXECUTIVE COMPENSATION--Certain Transactions" in the Proxy Statement is incorporated into this Report by reference.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1. Financial Statements

   The following consolidated financial statements of USA Education. Inc. and the Report of the Independent Auditors thereon are included in Item 8 above:

Report of Independent Auditors............................................ F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999.............. F-3
Consolidated Statements of Income for the years ended December 31, 2000,
 1999 and 1998............................................................ F-4
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998................................... F-5
Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999 and 1998...................................................... F-6
Notes to Consolidated Financial Statements................................ F-7

  2. Financial Statement Schedules

   All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

  3. Exhibits

   The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

   Attached as Exhibit 3.2 are the Company's amended By-laws. The Company's By-laws provide that the By-laws may be amended by the Board of Directors and that any amendments will become effective on the date of the next shareholder meeting provided that notice is provided to shareholders before the date of the meeting.

   The amendments will:

  . Change the definition of "independence," affecting Board members who are former Sallie Mae employees. The change parallels the New York Stock Exchange listing requirement and provides that former employees are considered "independent" three years after they have terminated employment with the Corporation.

  . Provide for electronic notices of shareholder and director meetings, as recently permitted by Delaware corporate law; and

  . Make administrative changes and corrections, including clarifications regarding Board compensation and officer positions.

   The Company will furnish at cost a copy of any exhibit filed with or incorporated by reference into this Form 10-K. Oral or written requests for copies of any exhibits should be directed to the Corporate Secretary.

(b)Reports on Form 8-K

   We filed four Current Reports on Form 8-K with the Commission during the quarter ended December 31, 2000 or thereafter. They were filed on:

  . October 5, 2000 in connection with the issuance of $500,000,000 of our Senior Notes due September 16, 2002

  . February 22, 2001 in connection with our press release announcing our earnings for the fourth quarter ended December 31, 2000 and our supplemental financial information for the same period

  . February 27, 2001 in connection with the issuance of $500,000,000 of our Senior Notes due February 10, 2003

  . March 7, 2001 in connection with the sale of 7,241,513 of our common stock by the Lumina Foundation for Education, Inc.

(c)Exhibits

    *2    Agreement and Plan of Reorganization by and among the Student Loan
          Marketing Association, SLM Holding Corporation, and Sallie Mae Merger
          Company
   **3.1  Amended and Restated Certificate of Incorporation of the Registrant
    +3.2  By-Laws of the Registrant
   **4    Warrant Certificate No. W-2, dated as of August 7, 1997
   *10.1  Board of Directors Restricted Stock Plan
   *10.2  Board of Directors Stock Option Plan
   *10.3  Deferred Compensation Plan for Directors
   *10.4  Incentive Performance Plan
   *10.5  Stock Compensation Plan
   *10.6  1993-1998 Stock Option Plan
   *10.7  Supplemental Pension Plan
   *10.8  Supplemental Employees' Thrift & Savings Plan (Sallie Mae 401(K)
          Supplemental Savings Plan)
 ***10.9  Directors Stock Plan
 ***10.10 Management Incentive Plan
   *21    Subsidiaries of the Registrant
   +23    Consent of Arthur Andersen LLP

--------
*Incorporated by reference to the correspondingly numbered exhibits to the Registrant's Registration Statement on Form S-4, as amended (File No. 333-21217)
**Incorporated by reference to the correspondingly numbered exhibits to the Registrant's Registration on Form S-1 (File No. 333-38391)
***Incorporated by reference to the Registrant's Definitive Proxy Statement on
Schedule 14A, as filed with the Securities and Exchange Commission on April 10, 1998 (File No. 001-13251)
+Filed with the Securities and Exchange Commission with this Form 10-K

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 29, 2001

                                          USA EDUCATION, INC.

                                                    /s/ Albert L. Lord
                                          By: _________________________________
                                                      Albert L. Lord
                                                  Chief Executive Officer

   Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Albert L. Lord            Chief Executive Officer         March 29, 2001
______________________________________  (Principal Executive
            Albert L. Lord              Officer) and Director

        /s/ John F. Remondi            Executive Vice President        March 29, 2001
______________________________________  and Chief Financial
           John F. Remondi              Officer (Principal
                                        Financial and Accounting
                                        Officer)

         /s/ Edward A. Fox                                             March 29, 2001
______________________________________ Chairman of the Board of
            Edward A. Fox               Directors

        /s/ Charles L. Daley                                           March 29, 2001
______________________________________
           Charles L. Daley            Director

  /s/ William M. Diefenderfer, III                                     March 29, 2001
______________________________________
     William M. Diefenderfer, III      Director

     /s/ Thomas J. Fitzpatrick                                         March 29, 2001
______________________________________
        Thomas J. Fitzpatrick          Director

     /s/ Diane Suitt Gilleland                                         March 29, 2001
______________________________________
        Diane Suitt Gilleland          Director

         /s/ Earl A. Goode                                             March 29, 2001
______________________________________
            Earl A. Goode              Director

        /s/ Ann Torre Grant                                            March 29, 2001
______________________________________
           Ann Torre Grant             Director

         /s/ Ronald F. Hunt                                            March 29, 2001
______________________________________
            Ronald F. Hunt             Director

    /s/ Benjamin J. Lambert, III                                       March 29, 2001
______________________________________
       Benjamin J. Lambert, III        Director

      /s/ James C. Lintzenich                                          March 29, 2001
______________________________________
         James C. Lintzenich           Director

        /s/ Barry A. Munitz                                            March 29, 2001
______________________________________
           Barry A. Munitz             Director

    /s/ A. Alexander Porter, Jr.                                       March 29, 2001
______________________________________
       A. Alexander Porter, Jr.        Director

      /s/ Wolfgang Schoellkopf                                         March 29, 2001
______________________________________
         Wolfgang Schoellkopf          Director

       /s/ Steven L. Shapiro                                           March 29, 2001
______________________________________
          Steven L. Shapiro            Director

       /s/ Barry L. Williams                                           March 29, 2001
______________________________________
          Barry L. Williams            Director

                       CONSOLIDATED FINANCIAL STATEMENTS

                                     INDEX

                                                                            Page
                                                                            ----
Report of Independent Public Accountants................................... F-2
Consolidated Balance Sheets................................................ F-3
Consolidated Statements of Income.......................................... F-4
Consolidated Statements of Changes in Stockholders' Equity................. F-5
Consolidated Statements of Cash Flows...................................... F-6
Notes to Consolidated Financial Statements................................. F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of USA Education, Inc.:

   We have audited the accompanying consolidated balance sheets of USA Education, Inc., formerly SLM Holding Corporation, and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Education, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP
Vienna, VA
January 17, 2001

                              USA EDUCATION, INC.
                          CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except share and per share amounts)

                                                              December 31,
                                                         -----------------------
                                                            2000        1999
                                                         ----------- -----------
Assets
Student loans, net.....................................  $37,647,297 $33,808,867
Warehousing advances...................................      987,352   1,042,695
Academic facilities financings
  Bonds--available-for-sale............................      498,775     640,498
  Loans................................................      352,393     387,267
                                                         ----------- -----------
Total academic facilities financings...................      851,168   1,027,765
Investments
  Available-for-sale...................................    4,244,762   4,396,776
  Held-to-maturity.....................................      961,260     788,180
                                                         ----------- -----------
Total investments......................................    5,206,022   5,184,956
Cash and cash equivalents..............................      734,468     589,750
Other assets, principally accrued interest receivable..    3,365,481   2,370,751
                                                         ----------- -----------
Total assets...........................................  $48,791,788 $44,024,784
                                                         =========== ===========
Liabilities
Short-term borrowings..................................  $30,463,988 $37,491,251
Long-term notes........................................   14,910,939   4,496,267
Other liabilities......................................    1,787,642     982,469
                                                         ----------- -----------
Total liabilities......................................   47,162,569  42,969,987
                                                         ----------- -----------
Commitments and contingencies
Minority interest in subsidiary........................      213,883     213,883

Stockholders' equity
Preferred stock, Series A, par value $.20 per share,
 20,000,000 shares authorized, 3,300,000 shares issued
 at stated value of $50 per share......................      165,000     165,000
Common stock, par value $.20 per share, 250,000,000
 shares authorized: 190,851,936 and 186,069,619 shares
 issued, respectively..................................       38,170      37,214
Additional paid-in capital.............................      225,211      62,827
Unrealized gains on investments (net of tax of $167,624
 and $160,319, respectively)...........................      311,301     297,735
Retained earnings......................................    1,810,902   1,462,034
                                                         ----------- -----------
Stockholders' equity before treasury stock.............    2,550,584   2,024,810
Common stock held in treasury at cost:
 26,707,091 and 28,493,072 shares, respectively........    1,135,248   1,183,896
                                                         ----------- -----------
Total stockholders' equity.............................    1,415,336     840,914
                                                         ----------- -----------
Total liabilities and stockholders' equity.............  $48,791,788 $44,024,784
                                                         =========== ===========

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
          (Dollars and shares in thousands, except per share amounts)

                                               Years ended December 31,
                                           ----------------------------------
                                              2000        1999        1998
                                           ----------  ----------  ----------
Interest income:
  Student loans........................... $2,854,231  $2,426,506  $2,094,488
  Warehousing advances....................     56,410      67,828     101,905
  Academic facilities financings:
    Taxable...............................     36,819      39,123      44,224
    Tax-exempt............................     29,890      35,235      41,064
                                           ----------  ----------  ----------
  Total academic facilities financings....     66,709      74,358      85,288
  Investments.............................    501,309     239,883     294,602
                                           ----------  ----------  ----------
Total interest income.....................  3,478,659   2,808,575   2,576,283

Interest expense:
  Short-term debt.........................  2,266,229   1,762,147   1,297,753
  Long-term debt..........................    570,642     352,638     627,244
                                           ----------  ----------  ----------
Total interest expense....................  2,836,871   2,114,785   1,924,997
                                           ----------  ----------  ----------
Net interest income.......................    641,788     693,790     651,286
Less: provision for losses................     32,119      34,358      36,597
                                           ----------  ----------  ----------
Net interest income after provision for
 losses...................................    609,669     659,432     614,689
                                           ----------  ----------  ----------

Other income:
  Gains on student loan securitizations...     91,846      35,280     117,068
  Servicing and securitization revenue....    295,646     288,584     280,863
  Gains on sales of student loans.........         67      27,169          --
  Gains on sales of securities............     18,555      15,832      10,734
  Guarantor servicing fees................    127,522          --          --
  Other...................................    153,996      83,925      87,646
                                           ----------  ----------  ----------
Total other income........................    687,632     450,790     496,311
                                           ----------  ----------  ----------

Operating expenses:
  Salaries and benefits...................    280,886     138,571     189,917
  Other...................................    251,824     219,999     170,952
  Integration charge......................     53,000          --          --
                                           ----------  ----------  ----------
Total operating expenses..................    585,710     358,570     360,869
                                           ----------  ----------  ----------

Income before income taxes and minority
 interest in net earnings of subsidiary...    711,591     751,652     750,131
                                           ----------  ----------  ----------

Income taxes:
  Current.................................    267,837     360,494     306,310
  Deferred................................    (31,957)   (120,367)    (68,337)
                                           ----------  ----------  ----------
Total income taxes........................    235,880     240,127     237,973
Minority interest in net earnings of
 subsidiary...............................     10,694      10,694      10,694
                                           ----------  ----------  ----------
Net income................................    465,017     500,831     501,464
Preferred stock dividends.................     11,522       1,438          --
                                           ----------  ----------  ----------
Net income attributable to common stock... $  453,495  $  499,393  $  501,464
                                           ==========  ==========  ==========
Basic earnings per common share........... $     2.84  $     3.11  $     2.99
                                           ==========  ==========  ==========
Average common shares outstanding.........    159,482     160,577     167,684
                                           ==========  ==========  ==========
Diluted earnings per common share......... $     2.76  $     3.06  $     2.95
                                           ==========  ==========  ==========
Average common and common equivalent
 shares outstanding.......................    164,355     163,158     170,066
                                           ==========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except share and per share amounts)

                    Preferred         Common Stock Shares                             Additional
                      Stock   ------------------------------------  Preferred Common   Paid-In    Retained    Treasury
                     Shares     Issued     Treasury    Outstanding    Stock    Stock   Capital    Earnings      Stock
                    --------- ----------- -----------  -----------  --------- ------- ---------- ----------  -----------
Balance at
December 31,
1997..............            183,632,694 (10,221,757) 173,410,937  $     --  $36,726  $ 28,838  $  654,135  $  (423,863)
 Comprehensive
 income:
 Net income.......                                                                                  501,464
 Other
 comprehensive
 income, net of
 tax:
  Change in
  unrealized gains
  (losses) on
  investments, net
  of tax..........
 Comprehensive
 income...........
 Cash dividends
 ($.57 per
 share)...........                                                                                  (95,265)
 Issuance of
 common shares....                821,172                  821,172                165    21,129
 Tax benefit
 related to
 employee stock
 option and
 purchase plan....                                                                        4,093
 Premiums on
 equity forward
 purchase
 contracts........                                                                      (27,189)
 Repurchase of
 common shares....                        (10,105,456) (10,105,456)                                             (418,346)
                    --------- ----------- -----------  -----------  --------  -------  --------  ----------  -----------
Balance at
December 31,
1998..............            184,453,866 (20,327,213) 164,126,653  $     --  $36,891  $ 26,871  $1,060,334  $  (842,209)
 Comprehensive
 income:
 Net income.......                                                                                  500,831
 Other
 comprehensive
 income, net of
 tax:
  Change in
  unrealized gains
  (losses) on
  investments, net
  of tax..........
 Comprehensive
 income...........
 Cash dividends:
 Common stock
 ($.61 per
 share)...........                                                                                  (97,693)
 Preferred stock
 ($.44 per
 share)...........                                                                                   (1,438)
 Issuance of
 common shares....              1,615,753                1,615,753                323    61,464
 Issuance of
 preferred
 shares...........  3,300,000                                        165,000             (3,397)
 Tax benefit
 related to
 employee stock
 option and
 purchase plan....                                                                        7,510
 Premiums on
 equity forward
 purchase
 contracts........                                                                      (29,621)
 Repurchase of
 common shares....                         (8,165,859)  (8,165,859)                                             (341,687)
                    --------- ----------- -----------  -----------  --------  -------  --------  ----------  -----------
Balance at
December 31,
1999..............  3,300,000 186,069,619 (28,493,072) 157,576,547  $165,000  $37,214  $ 62,827  $1,462,034  $(1,183,896)
 Comprehensive
 income:
 Net income.......                                                                                  465,017
 Other
 comprehensive
 income, net of
 tax..............
 Change in
 unrealized gains
 (losses) on
 investments, net
 of tax...........
 Comprehensive
 income...........
 Cash dividends...
 Common stock
 ($.66 per
 share)...........                                                                                 (104,627)
 Preferred stock
 ($3.49 per
 share)...........                                                                                  (11,522)
 Issuance of
 common shares....              4,782,317   9,084,505   13,866,822                956   201,958                  372,366
 Tax benefit
 related to
 employee stock
 option and
 purchase plan....                                                                       25,393
 Premiums on
 equity forward
 purchase
 contracts........                                                                      (64,967)
 Repurchase of
 common shares....                         (7,298,524)  (7,298,524)                                             (323,718)
                    --------- ----------- -----------  -----------  --------  -------  --------  ----------  -----------
Balance at
December 31,
2000..............  3,300,000 190,851,936 (26,707,091) 164,144,845  $165,000  $38,170  $225,211  $1,810,902  $(1,135,248)
                    ========= =========== ===========  ===========  ========  =======  ========  ==========  ===========
                    Unrealized
                       Gains        Total
                    (Losses) On Stockholders'
                    Investments    Equity
                    ----------- -------------
Balance at
December 31,
1997..............   $378,736    $  674,572
 Comprehensive
 income:
 Net income.......                  501,464
 Other
 comprehensive
 income, net of
 tax:
  Change in
  unrealized gains
  (losses) on
  investments, net
  of tax..........     (6,997)       (6,997)
                                -------------
 Comprehensive
 income...........                  494,467
 Cash dividends
 ($.57 per
 share)...........                  (95,265)
 Issuance of
 common shares....                   21,294
 Tax benefit
 related to
 employee stock
 option and
 purchase plan....                    4,093
 Premiums on
 equity forward
 purchase
 contracts........                  (27,189)
 Repurchase of
 common shares....                 (418,346)
                    ----------- -------------
Balance at
December 31,
1998..............   $371,739    $  653,626
 Comprehensive
 income:
 Net income.......                  500,831
 Other
 comprehensive
 income, net of
 tax:
  Change in
  unrealized gains
  (losses) on
  investments, net
  of tax..........    (74,004)      (74,004)
                                -------------
 Comprehensive
 income...........                  426,827
 Cash dividends:
 Common stock
 ($.61 per
 share)...........                  (97,693)
 Preferred stock
 ($.44 per
 share)...........                   (1,438)
 Issuance of
 common shares....                   61,787
 Issuance of
 preferred
 shares...........                  161,603
 Tax benefit
 related to
 employee stock
 option and
 purchase plan....                    7,510
 Premiums on
 equity forward
 purchase
 contracts........                  (29,621)
 Repurchase of
 common shares....                 (341,687)
                    ----------- -------------
Balance at
December 31,
1999..............   $297,735    $  840,914
 Comprehensive
 income:
 Net income.......                  465,017
 Other
 comprehensive
 income, net of
 tax..............
 Change in
 unrealized gains
 (losses) on
 investments, net
 of tax...........     13,566        13,566
                                -------------
 Comprehensive
 income...........                  478,583
 Cash dividends...
 Common stock
 ($.66 per
 share)...........                 (104,627)
 Preferred stock
 ($3.49 per
 share)...........                  (11,522)
 Issuance of
 common shares....                  575,280
 Tax benefit
 related to
 employee stock
 option and
 purchase plan....                   25,393
 Premiums on
 equity forward
 purchase
 contracts........                  (64,967)
 Repurchase of
 common shares....                 (323,718)
                    ----------- -------------
Balance at
December 31,
2000..............   $311,301    $1,415,336
                    =========== =============

         See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                           Years ended December 31,
                                   -------------------------------------------
                                       2000           1999           1998
                                   -------------  -------------  -------------
Operating activities
 Net income....................... $     465,017  $     500,831  $     501,464
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Gains on student loan
   securitizations................       (91,846)       (35,280)      (117,068)
   Gains on sales of student
   loans..........................           (67)       (27,169)            --
   Gains on sales of securities...       (18,555)       (15,832)       (10,734)
   Provision for losses...........        32,119         34,358         36,597
   Integration charge.............        53,000             --             --
   Decrease (increase) in accrued
   interest receivable............        46,709       (165,048)        84,749
   (Decrease) increase in accrued
   interest payable...............       (11,606)         4,347       (122,053)
   (Increase) decrease in other
   assets.........................      (152,761)        20,208        (83,905)
   Increase (decrease) in other
   liabilities....................       422,637         21,809       (169,449)
                                   -------------  -------------  -------------
 Total adjustments................       279,630       (162,607)      (381,863)
                                   -------------  -------------  -------------
Net cash provided by operating
 activities.......................       744,647        338,224        119,601
                                   -------------  -------------  -------------
Investing activities
 Student loans purchased..........   (10,857,818)   (11,095,260)    (8,417,086)
 Reduction of student loans:
  Installment payments............     2,362,634      2,760,492      2,785,731
  Claims and resales..............       481,829        474,105        782,041
  Proceeds from securitization of
   student loans..................     8,805,758      4,085,540      6,035,218
  Proceeds from sales of student
   loans..........................       136,944        926,123             --
 Warehousing advances made........    (1,075,067)      (876,728)      (851,837)
 Warehousing advance repayments...     1,130,410      1,016,765      1,177,759
 Academic facilities financings
  made............................       (11,609)       (35,919)        (4,302)
 Academic facilities financings
  repayments......................       190,608        163,635        203,936
 Investments purchased............   (55,750,718)   (12,972,279)    (9,853,778)
 Proceeds from sale or maturity of
  investments.....................    55,887,600     11,699,915     10,917,744
Purchase of subsidiaries, net of
 cash acquired (Note 3)...........      (448,754)      (317,722)            --
                                   -------------  -------------  -------------
Net cash provided by (used in)
 investing activities.............       851,817     (4,171,333)     2,775,426
                                   -------------  -------------  -------------
Financing activities
 Short-term borrowings issued.....   689,320,696    510,412,470    478,111,748
 Short-term borrowings repaid.....  (690,106,439)  (508,290,421)  (473,466,628)
 Long-term notes issued...........    17,162,579     12,234,054      5,527,280
 Long-term notes repaid...........   (17,924,421)    (9,809,617)   (12,490,124)
 Equity forward contracts and
  stock issued....................       535,706        201,279         (1,802)
 Common stock repurchased.........      (323,718)      (341,687)      (418,346)
 Common dividends paid............      (104,627)       (97,693)       (95,265)
 Preferred dividends paid.........       (11,522)        (1,438)            --
                                   -------------  -------------  -------------
Net cash (used in) provided by
 financing activities.............    (1,451,746)     4,306,947     (2,833,137)
                                   -------------  -------------  -------------
Net increase in cash and cash
 equivalents......................       144,718        473,838         61,890
Cash and cash equivalents at
 beginning of year................       589,750        115,912         54,022
                                   -------------  -------------  -------------
Cash and cash equivalents at end
 of year.......................... $     734,468  $     589,750  $     115,912
                                   =============  =============  =============
Cash disbursements made for:
  Interest........................ $   2,432,427  $   1,794,629  $   1,868,975
                                   =============  =============  =============
  Income taxes.................... $     140,000  $     398,500  $     339,336
                                   =============  =============  =============

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

1. Organization and Privatization

   USA Education, Inc., formerly SLM Holding Corporation ("SLM Holding"), was formed on February 3, 1997 as a wholly owned subsidiary of the Student Loan Marketing Association (the "GSE"). On August 7, 1997, pursuant to the Student Loan Marketing Association Reorganization Act of 1996 (the "Privatization Act") and approval by shareholders of an agreement and plan of reorganization, the GSE was reorganized into a subsidiary of SLM Holding (the "Reorganization"). Effective as of July 31, 2000, SLM Holding Corporation was renamed USA Education, Inc. upon the completion of the acquisition of the guarantee servicing, student loan servicing and secondary market operations of USA Group, Inc. ("USA Group"). USA Education, Inc. is a holding company that operates through a number of subsidiaries including the GSE. References herein to the "Company" refer to the GSE and its subsidiaries for periods prior to the Reorganization and to USA Education, Inc. ("USA Education") and its subsidiaries for periods after the Reorganization.

   Under the terms of the Reorganization each outstanding share of common stock, par value $.20 per share, of the GSE was converted into one share of common stock, par value $.20 per share, of USA Education, Inc. The GSE transferred all employees to non-GSE subsidiaries on August 7, 1997 and also transferred certain assets, including stock in certain subsidiaries, to USA Education, Inc. or one of its non-GSE subsidiaries on December 31, 1997. This transfer of the subsidiaries and assets and the related exchange of stock was accounted for at historical cost similar to a pooling of interests and therefore all prior period financial statements and related disclosures presented have been restated as if the Reorganization took place at the beginning of such periods.

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

   The Privatization Act provides that the GSE may continue to issue new debt obligations maturing on or before September 30, 2008. The legislation further provides that the legal status and attributes of the GSE's debt obligations, including the Commission registration and state tax exemptions, will be fully preserved until their respective maturities. Such debt obligations will remain GSE debt obligations, whether such obligations were outstanding at the time of, or issued subsequent to, the Reorganization. The obligations of USA Education do not have GSE status. The GSE will wind down its operations and dissolve on or before September 30, 2008. Any GSE debt obligations outstanding at the date of such dissolution will be defeased through creation of a fully collateralized trust, consisting of U.S. government or agency obligations with cash flows matching the interest and principal obligations of the defeased debt. The Privatization Act further requires that the GSE's outstanding adjustable rate cumulative preferred stock be redeemed on September 30, 2008 or at such earlier time when the GSE is dissolved. Also upon the GSE's dissolution, all of its remaining assets will transfer to the Company.

   The Omnibus Appropriations Act of 1998, signed into law by the President on October 21, 1998, amends the Federal Deposit Insurance Act by, among other things, providing an exception to its current prohibition on affiliations between government-sponsored entities and depository institutions. This exception allows USA Education, Inc. to become affiliated with a depository institution upon satisfaction of certain conditions and with the approval of the Secretary of the Treasury. Among the conditions are that: the dissolution of the GSE cannot be adversely affected by the affiliation; the dissolution of the GSE must occur within two years after the affiliation is consummated subject to the ability of the Secretary to extend such deadline for up to two one-year

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

1. Organization and Privatization (Continued)

periods; and the GSE must be separate and distinct from the affiliated depository institution and cannot extend credit, provide credit enhancement or purchase any obligation of the depository institution.

2. Significant Accounting Policies

Loans

   Loans, consisting of federally insured student loans, non-federally insured student loans, student loan participations, warehousing advances, and academic facilities financings are carried at their purchase price which, for student loans, includes unamortized premiums and unearned purchase discounts.

Student Loan Income

   The Company recognizes student loan income as earned, including amortization of premiums and the accretion of discounts. In 1998, interest income earned on student loan participations was recognized in accordance with the terms of the joint venture agreement with the Chase Manhattan Bank (the "Joint Venture") which effectively reflects the underlying interest income earned on the student loans less servicing costs and the general and administrative expenses of the Joint Venture. The Company's investment in the Joint Venture is accounted for using the equity method of accounting. In December 1998, the Company and Chase restructured the Joint Venture, whereby the Company now purchases all loans originated by Chase. Previously, the Joint Venture funded the Chase-originated loans through sales of student loan participations that entitled the Company and Chase to one-half interest in the loans.

Allowance for Losses

   The Company has established an allowance for potential losses on the existing on-balance sheet portfolio of student loans and academic facilities financings. These assets are presented net of the allowance on the balance sheet. In evaluating the adequacy of the allowance for losses, the Company considers several factors including trends in student loan claims rejected for payment by guarantors, default rates on non-federally insured student loans and the amount of FFELP loans subject to 2 percent risk-sharing. The allowance is based on periodic evaluations of its loan portfolios considering past experience, changes to federal student loan programs, current economic conditions and other relevant factors. The allowance is maintained at a level that management believes is adequate to provide for estimated credit losses. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant changes.

Cash and Cash Equivalents

   Cash and cash equivalents includes term federal funds and bank deposits with original terms to maturity less than three months.

Investments

   Investments are held to provide liquidity, to economically hedge certain financing activities and to serve as a source of short-term income. Securities that are actively traded are accounted for at fair market value with unrealized gains and losses included in investment income. Securities that are intended to be held-to-maturity are accounted for at amortized cost. Securities that fall outside of the two previous categories are considered as available-for-sale. Such securities are carried at market value, with the after-tax unrealized gain or loss, along

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

2. Significant Accounting Policies (Continued)

with after-tax unrealized gain or loss on instruments which hedge such securities, carried as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts.

Goodwill

   Goodwill at December 31, 2000 and 1999 was $620 million and $117 million, respectively, and was included in other assets. Goodwill is amortized on a straight-line basis over a 10 to 20 year period. For the years ended December 31, 2000, 1999, and 1998, goodwill amortization totaled approximately $19 million, $3 million and $2 million, respectively.

Interest Expense

   Interest expense is based upon contractual interest rates adjusted for net payments under derivative financial instruments with off-balance sheet risks, which include interest rate swap agreements and foreign currency exchange agreements and the amortization of debt issuance costs and deferred gains and losses on hedge transactions entered into to reduce interest rate risk.

Interest Rate Swaps

   The Company utilizes interest rate swap agreements ("interest rate swaps") principally for hedging purposes to alter the interest rate characteristics of its debt and assets in order to manage interest rates. This enables the Company to match the interest rate characteristics of borrowings to specific assets in order to mitigate the impact of interest rate fluctuations. The Company does not hold or issue interest rate swaps for trading purposes.

   Amounts paid or received under swaps that are used to alter the interest rate characteristics of its interest-sensitive liabilities and assets are accrued and recognized as an adjustment of the interest expense on the related borrowing or asset. The related net receivable or payable from counterparties is included in other assets or other liabilities. Gains and losses associated with the termination of swaps for designated positions are deferred and amortized over the remaining life of the designated instrument as an adjustment to interest expense or income.

   The Company's credit exposure on swaps is limited to their unrealized gains in the event of nonperformance by the counterparties. The Company manages the credit risk associated with these instruments by performing credit reviews of counterparties and monitoring market conditions to establish counterparty, sovereign and instrument-type credit lines and, when appropriate, requiring collateral.

Floor Revenue Contracts

   The Company enters into Floor Revenue Contracts with third parties, under which the Company receives an up-front payment and agrees to pay the difference between the minimum borrower interest rate less the applicable Special Allowance Payment ("SAP") rate ("the Strike Rate") and the average of 91-day Treasury bill rates over the period of the contract. If the Strike Rate is less than the average Treasury bill rate, then no payment is required. These upfront payments were being amortized to student loan income over the average life of the contracts, which is approximately 6 years, 6 months and 10 months for the 2000, 1999 and 1998 contracts, respectively. Effective December 31, 2000, in anticipation of the adoption of "SFAS 133" (defined below), the Treasury bill Floor Revenue Contracts were de-designated as effective hedges and marked-to-

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

2. Significant Accounting Policies (Continued)

market. The net effect of the fair market value of these contracts and the unamortized upfront payment was reclassified to student loan premium and will be amortized to student loan income over the average life of the student loan portfolio.

   In 2000, the Company entered into LIBOR Floor Revenue Contracts that are an effective economic hedge of a segment of the Company's student loan portfolio. These positions do not meet the hedge effectiveness requirements under GAAP and were marked-to-market at December 31, 2000. No such transactions were in effect for 1999 or 1998.

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

Earnings per Common Share

   Basic earnings per common share were computed using the weighted average of common shares outstanding during the year. Diluted earnings per common share were computed using the weighted average of common and common equivalent shares outstanding during the year. Common equivalent shares include shares issuable upon exercise of incentive stock options, and in 1998 warrants for voting common stock. Equity forward transactions are included in common equivalent shares if the average market price of the Company's stock is less than the forward contract's exercise price.

Consolidation

   The consolidated financial statements include the accounts of USA Education, Inc. and its subsidiaries, after eliminating intercompany accounts and transactions.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, reported amounts of revenues and expenses and other disclosures. Actual results could differ from those estimates.

Reclassifications

   Certain reclassifications have been made to the balances as of and for the years ended December 31, 1999 and 1998, to be consistent with classifications adopted for 2000.

Recently Issued Accounting Pronouncements

  Derivative Accounting

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

2. Significant Accounting Policies (Continued)

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

   Upon adoption, all derivatives will be recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or (3) hedge accounting not sought by the Company ("trading"). In order to qualify as a fair value or cash flow hedge, the derivative must be highly effective in mitigating the value or cash flow fluctuation of the hedged item. Changes in the fair value of a derivative that is highly effective as--and that is designated and qualifies as--a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk (including gains or losses on the firm commitments), are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective as--and that is designated and qualifies as--a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Last, changes in the fair value of derivative instruments where hedge accounting is not sought are reported in current period earnings.

   The Company occasionally purchases a financial instrument that contains a derivative instrument that is "embedded" in the financial instrument. Upon purchasing the instrument, the Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the financial instrument (i.e., the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, and (2) a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a fair value or cash flow hedge, or as trading in the case where no hedge accounting is being sought. However, in cases where (1) the host contract is measured at fair value, with changes in fair value reported in current earnings or (2) the Company is unable to reliably identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at fair value and is not designated as a hedging instrument.

   The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company formally assesses, both at the hedge's inception and on an ongoing quarterly basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in fair values or cash flows of hedged items and whether they are expected to continue to be highly effective in the future period. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company will discontinue hedge accounting prospectively, as discussed below.

   The Company will discontinue hedge accounting prospectively when (1) the derivative is determined to be ineffective in offsetting changes in the fair value or cash flows of a hedged item (including firm commitments

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

2. Significant Accounting Policies (Continued)

or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) the derivative is de-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) the hedged-firm commitment no longer meets the definition of a firm commitment; or
(5) the designation of the derivative as a hedge instrument is determined to be inappropriate by management.

   When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

   In accordance with the transition provisions of FAS 133, the Company will record at January 1, 2001 a net-of-tax cumulative-effect-type loss of $27 million in earnings to recognize at fair value all derivatives that are designated as fair value hedging instruments. The Company will also record a net-of-tax cumulative-effect-type gain of $28 million in earnings to recognize the difference between the carrying values and fair values of related hedged assets and liabilities.

   At January 1, 2001, the Company will also record a net-of-tax cumulative-effect-type loss of $2 million in accumulated other comprehensive income to recognize at fair value all the derivatives that are designated as cash flow hedging instruments. Net losses on derivatives of $57 million that had been previously deferred will be de-recognized from the balance sheet through net-of-tax cumulative-effect-type loss of $37 million to other comprehensive income. Gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of hedged items will not be adjusted.

  Equity Derivative Accounting

   On March 16, 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-7 ("EITF No. 00-7"), "Application of Issue No. 96-13, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,' to Equity Derivative Instruments That Contain Certain Provisions That Require Net Cash Settlement If Certain Events Occur." The EITF announced a consensus that any equity derivative contract that could require net cash settlement (as defined in EITF Issue No. 96-13) must be accounted for as an asset or liability and cannot be included in the permanent equity of the Company. In addition, any equity derivative contracts that could require physical settlement by a cash payment to the counterparty in exchange for the issuer's shares, must be accounted for as temporary equity as defined by the Commission under Accounting Series Release ("ASR") No. 268, "Presentation in Financial Statements of Redeemable Preferred Stocks." EITF No. 00-7 is effective immediately for all new contracts entered into after March 16, 2000. The EITF met on July 19, 2000 to discuss various issues and questions concerning EITF No. 00-7. Following that meeting, the EITF issued EITF Issue No. 00-19 ("EITF No. 00-19"), "Determination of Whether Share Settlement is within the Control of the Issuer for Purposes of Applying Issue No. 96-13." On September 20, 2000, the EITF reached a final consensus on EITF Issue No. 00-19. EITF Issue No. 00-19 provides that in order for the contract to be accounted for as permanent equity, the contract's provisions should

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

2. Significant Accounting Policies (Continued)

put the company's counterparty in no better position than the company's common shareholders. The EITF also confirmed the effective date of EITF Issue No. 00-7 to be June 30, 2001 for contracts entered into before September 20, 2000. If the contract is entered into after September 20, 2000, EITF Issue No. 00-19 is applicable at contract inception. As of December 31, 2000, the Company had amended all of its equity forward contracts to satisfy the requirements of EITF No. 00-7 and EITF No. 00-19 to allow accounting through permanent equity.

  Securitization Accounting

   In October 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125." SFAS 140 requires new disclosures about securitizations and retained interests in securitized financial assets and revises the criteria involving qualifying special purpose entities. Under SFAS 140, entities will be required to disclose information about securitizations regarding accounting policies, securitization characteristics, key assumptions used, and cash flows between the securitization special purpose entities and the transferor. Additionally, entities will be required to disclose information related to retained interests in securitized financial assets, regarding accounting policies for subsequent measuring of retained interests, key assumptions used in subsequent fair value measurements, sensitivity analysis showing hypothetical effects on fair values based on unfavorable variations from key assumptions and general characteristics of the securitized assets such as principal balances, delinquencies and credit losses. These new disclosure requirements are included in Note 9. Additionally, SFAS 140 revises the criteria involving qualifying special purpose entities. These revisions related to special purpose entities are to be applied prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001.

   In July 2000, FASB issued EITF No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." This statement requires that all changes in assumptions regarding expected future cash flows related to such assets that are used to calculate income yields be recognized prospectively through revised income yields unless impairment is required to be recognized, at which time an investment is written down to fair value. EITF No. 99-20 impacts the Company's income recognition for its student loan portfolio. Currently, the Company recognizes changes in income yields due to changes in expected prepayment speeds as a cumulative catch-up in the period of change. In addition, the Company recognizes changes related to expected future cash flows due to credit losses prospectively if the change results in less credit losses and as a cumulative catch-up if the change results in more credit losses, unless impairment is required to be recognized at which time the student loans are written down to fair value. The Company does not believe EITF No. 99-20 will have a material impact on its results of operations as the Company has not historically recorded significant cumulative catch-ups due to changes in expected future cash flows. EITF No. 99-20 is effective on April 1, 2001.


3. Acquisitions

   In July 1999, the Company completed the purchase of Nellie Mae Corporation for $332 million in cash and stock in an acquisition accounted for as a purchase. As a result of the purchase, the Company recorded $90 million in goodwill. At the time of the acquisition, Nellie Mae had an outstanding student loan portfolio of $2.6 billion and in 1998, Nellie Mae originated more than $375 million in student loans. Nellie Mae's pro-forma results of operations for the years ended December 31, 1999 and 1998 were immaterial to the Company's

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

3. Acquisitions (Continued)

financial position and its results of operations. The fair value of Nellie Mae's assets and liabilities at the date of acquisition are presented below (dollars in millions):

       Student loans.................................................. $  2,585
       Cash and investments...........................................       15
       Goodwill.......................................................       90
       Other assets...................................................       97
       Short-term borrowings..........................................   (1,373)
       Long-term notes................................................   (1,029)
       Other liabilities..............................................      (53)
                                                                       --------
       Net assets acquired............................................ $    332
                                                                       ========

   Effective as of July 7, 2000, the Company completed the acquisition of Student Loan Funding Resources, Inc. ("SLFR") from the Thomas J. Conlan Education Foundation for $117 million in cash. SLFR was the eighth largest holder of federal student loans in the nation with a $3.1 billion portfolio. Based on a preliminary allocation of the purchase price, the Company recorded $48 million in goodwill. SLFR's pro-forma results of operations for the years ended December 31, 2000 and 1999 were immaterial to the Company's financial position and its results of operations. The fair value of SLFR's assets and liabilities at the date of acquisition are presented below (dollars in millions):

       Student loans.................................................. $  3,103
       Cash and investments...........................................      368
       Goodwill.......................................................       48
       Other assets...................................................      112
       Short-term borrowings..........................................     (753)
       Long-term notes................................................   (2,692)
       Other liabilities..............................................      (69)
                                                                       --------
       Net assets acquired............................................ $    117
                                                                       ========

   Effective as of July 31, 2000, the Company completed the acquisition of the guarantee servicing, student loan servicing and secondary market operations of USA Group, Inc. ("USA Group"). The acquisition price was $800 million in cash and stock. Based on a preliminary allocation of the purchase price, the Company recorded $466 million in goodwill. The purchase consideration included approximately one million shares of restricted stock with the exercise contingent upon the combined company's achievement of certain income and cost reduction goals. USA Group's pro-forma results of operations for the years ended December 31, 2000 and 1999 were immaterial to the Company's financial position and its results of operations. The fair value of USA Group's assets and liabilities at the date of acquisition are presented below (dollars in millions):

       Student loans.................................................. $  1,421
       Cash and investments...........................................      217
       Goodwill.......................................................      466
       Other assets...................................................      345
       Long-term notes................................................   (1,489)
       Other liabilities..............................................     (160)
                                                                       --------
       Net assets acquired............................................ $    800
                                                                       ========

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

4. Student Loans


   The Company purchases student loans from originating lenders. The Company's portfolio consists principally of loans originated under two federally sponsored programs--the Federal Family Education Loan Program ("FFELP") and the Health Education Assistance Loan Program ("HEAL"). The Company also originates private loans.

   There are three principal categories of FFELP loans: Stafford loans, PLUS loans, and consolidation loans. Generally, Stafford and PLUS loans have repayment periods of between five and ten years. Consolidation loans have repayment periods of twelve to thirty years. FFELP loans obligate the borrower to pay interest at a stated fixed rate or an annually reset variable rate that has a cap. The interest rates are either fixed to term or reset annually on July 1 of each year depending on when the loan was originated. The Company earns interest at the greater of the borrower's rate or a floating rate. If the floating rate exceeds the borrower rate, the Department of Education makes a payment directly to the Company based upon the Special Allowance Payment ("SAP") formula. SAP is generally paid whenever the average of all of the applicable floating rates (91-day Treasury bill, commercial paper and 52-week Treasury bill) in a calendar quarter, plus a spread of between 1.74 and 3.50 percentage points depending on the loan status and origination date, exceeds the rate of interest which the borrower is obligated to pay. (See "Appendix A-- Special Allowance Payments.") If the floating rate determined by the SAP formula is less than the rate the borrower is obligated to pay, the Company simply earns interest at the borrower rate. In all cases, the rate a borrower is obligated to pay sets a minimum rate for determining the yield that the Company earns on the loan.

   The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, either directly or through the use of derivative financial instruments, which are intended to mimic the interest rate characteristics of the student loans. These borrowings, however, generally do not have minimum rates like the student loans they finance, rather they float over all interest rate ranges. As a result, in periods of declining interest rates the portfolio of managed student loans may be earning at the minimum rate, which is the rate the borrower is obligated to pay, while the Company's funding costs generally continue to decline along with Treasury bill rates. For loans where the borrower's interest rate is fixed to term, declining interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of declining interest rates will only benefit student loan spreads through the next annual reset of the borrower's interest rates, which occurs on July 1 of each year.

   The Company is required to pay a 30 basis point "offset fee" on Stafford and PLUS loans purchased and held after August 10, 1993, and a 105 basis point consolidation loan rebate fee on all consolidation loans purchased and held after October 1, 1993 or a 62 basis point consolidation loan rebate fee on all applications received between October 1, 1998 and January 31, 1999. Also, all loans acquired after October 1, 1993 are subject to risk sharing on claim payments under which the loan is guaranteed for 98 percent of the balance plus accrued interest.

   The estimated average remaining term of student loans in the Company's portfolio was approximately 7.2 years and 6.5 years at December 31, 2000 and 1999, respectively. The following table reflects the distribution of the Company's student loan portfolio by program.

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

4. Student Loans (Continued)

                                                             December 31,
                                                        -----------------------
                                                           2000        1999
                                                        ----------- -----------
       FFELP--Stafford................................. $18,844,378 $17,387,612
       FFELP--PLUS/SLS.................................   1,992,605   2,385,646
       FFELP--Consolidation loans......................  11,692,286   9,752,831
       HEAL............................................   2,069,064   2,208,078
       Non-federally insured...........................   3,048,964   2,074,700
                                                        ----------- -----------
       Total student loans............................. $37,647,297 $33,808,867
                                                        =========== ===========

   As of December 31, 2000 and 1999, 81 percent and 84 percent, respectively, of the Company's on-balance sheet student loan portfolio was in repayment.

   Holders of FFELP loans are insured against the borrower's default, death, disability or bankruptcy. Insurance on FFELP loans is provided by certain state or non-profit guarantee agencies, which are reinsured by the federal government. FFELP loans originated prior to October 1, 1993 are reinsured 100 percent by the federal government, while FFELP loans originated after October 1, 1993 except in cases of death, disability and bankruptcy, are reinsured for 98 percent of their unpaid balance resulting in 2 percent risk-sharing for holders of these loans. At December 31, 2000 and 1999, the Company owned $18.3 billion and $14.4 billion of 100 percent reinsured FFELP loans, and $14.2 billion and $15.1 billion of 98 percent reinsured loans, respectively. HEAL loans are directly insured by the federal government.

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

   Claims not immediately honored by the guarantor because of servicing or origination defects are returned for remedial servicing, during which period income is not earned. On certain paid claims, guarantors assess a penalty for minor servicing defects. Costs associated with claims on defaulted student loans, which include such penalties, reduced interest income on student loans by $5 million, $5 million and $10 million for the years ended December 31, 2000, 1999 and 1998, respectively.

   Non-federally insured loans are primarily education-related student loans to students attending post-secondary educational institutions. The Company bears all risk of loss on these loans.

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

5. Allowance for Losses

   The following table summarizes changes in the allowance for losses for the years ended December 31, 2000, 1999 and 1998, respectively.

                                                  Years ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
       Balance at beginning of year............. $303,743  $293,185  $273,412
       Additions
         Provisions for losses..................   32,119    34,358    36,597
         Recoveries.............................   29,338    25,894    25,961
       Deductions
         Reductions for student loan sales and
          securitizations.......................  (16,648)   (8,445)   (7,474)
         Write-offs.............................  (26,496)  (41,249)  (35,311)
                                                 --------  --------  --------
       Balance at end of year................... $322,056  $303,743  $293,185
                                                 ========  ========  ========

6. Investments

   At December 31, 2000 and 1999, all investments that are classified as available-for-sale securities are carried at fair market value. The fair market value of U.S. Treasury securities is adjusted for unrealized gains and losses on $1.1 billion of interest rate swaps (see Note 10), which are held to reduce interest rate risk related to these securities ($54 million of unrealized losses at December 31, 2000 and $40 million of unrealized gains at December 31,
1999). Securities classified as held-to-maturity are carried at cost. A summary of investments at December 31, 2000 and 1999 follows:

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

6. Investments (Continued)


                                                 December 31, 2000
                                    -------------------------------------------
                                                 Gross      Gross
                                    Amortized  Unrealized Unrealized   Market
                                       Cost      Gains      Losses     Value
                                    ---------- ---------- ---------- ----------
Available-for-sale
 U.S. Treasury and other U.S.
  government agencies obligations
  U.S. Treasury securities......... $  975,995  $506,205   $(54,491) $1,427,709
 State and political subdivisions
  of the U. S.
  student loan revenue bonds.......    123,765     2,172         --     125,937
 Asset-backed and other securities
  Asset-backed securities..........  1,440,451       894     (7,640)  1,433,705
  Commercial paper.................  1,109,955        --         --   1,109,955
  Third party repurchase
   agreements......................    108,600        --         --     108,600
  Discount notes...................     34,558        27         (1)     34,584
  Other securities.................      5,143        --       (871)      4,272
                                    ----------  --------   --------  ----------
  Total investment securities
   available-for-sale.............. $3,798,467  $509,298   $(63,003) $4,244,762
                                    ==========  ========   ========  ==========
Held-to-maturity
 Other............................. $  961,260  $    130   $    (75) $  961,315
                                    ----------  --------   --------  ----------
Total investment securities held-
 to-maturity....................... $  961,260  $    130   $    (75) $  961,315
                                    ==========  ========   ========  ==========
                                                 December 31, 1999
                                    -------------------------------------------
                                                 Gross      Gross
                                    Amortized  Unrealized Unrealized   Market
                                       Cost      Gains      Losses     Value
                                    ---------- ---------- ---------- ----------
Available-for-sale
U.S. Treasury and other U.S.
 government agencies obligations
 U.S. Treasury securities.......... $1,033,500  $446,228   $   (141) $1,479,587
 State and political subdivisions
  of the U. S.
  student loan revenue bonds.......     97,901     1,945        (64)     99,782
 Asset-backed and other securities
  Asset-backed securities..........  1,143,585       300    (12,992)  1,130,893
  Commercial paper.................  1,682,420        --         --   1,682,420
  Other securities.................      4,094        --         --       4,094
                                    ----------  --------   --------  ----------
Total investment securities
 available-for-sale................ $3,961,500  $448,473   $(13,197) $4,396,776
                                    ==========  ========   ========  ==========
Held-to-maturity
 Other............................. $  788,180  $    172   $    (11) $  788,341
                                    ----------  --------   --------  ----------
Total investment securities held-
 to-maturity....................... $  788,180  $    172   $    (11) $  788,341
                                    ==========  ========   ========  ==========

   The Company sold available-for-sale securities with a carrying value of $960 million, $194 million and $3.6 billion for the years ended December 31, 2000, 1999 and 1998, respectively.

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

6. Investments (Continued)


   As of December 31, 2000, stated maturities and maturities if accelerated to the put or call dates for investments are shown in the following table:

                                                        December 31, 2000
                                                  ------------------------------
                                                  Held-to-
                                                  Maturity  Available-for-Sale
                                                  -------- ---------------------
                                                                       Maturity
                                                   Stated    Stated   to Put or
     Year of Maturity                             Maturity  Maturity  Call Date
     ----------------                             -------- ---------- ----------
     2001........................................ $  7,697 $1,307,471 $1,307,471
     2002........................................   89,579     91,232    107,686
     2003........................................    1,403     42,475     35,596
     2004........................................   21,504     23,598     15,053
     2005........................................   10,558    142,101    147,553
     2006-2010...................................  375,534  1,900,047  1,893,565
     After 2010..................................  454,985    737,838    737,838
                                                  -------- ---------- ----------
     Total....................................... $961,260 $4,244,762 $4,244,762
                                                  ======== ========== ==========

7. Short-Term Borrowings

   Short-term borrowings have an original or remaining term to maturity of one year or less. The following tables summarize outstanding short-term notes at December 31, 2000, 1999 and 1998, the weighted average interest rates at the end of each period, and the related average balances, weighted average interest rates and weighted average effective interest rates, which include the effects of related off-balance sheet financial instruments (see Note 10) during the periods.

                            At December 31, 2000  Year ended December 31, 2000
                            -------------------- ------------------------------
                                                                      Weighted
                                        Weighted             Weighted  Average
                                        Average              Average  Effective
                              Ending    Interest   Average   Interest Interest
                              Balance     Rate     Balance     Rate     Rate
                            ----------- -------- ----------- -------- ---------
Six month floating rate
 notes....................  $ 5,199,084   6.56%  $ 4,659,778   6.41%    6.49%
Other floating rate
 notes....................   10,408,129   6.62    10,851,918   6.54     6.54
Discount notes............    6,274,994   6.33     5,808,364   6.19     6.24
Fixed rate notes..........      360,000   6.54     2,043,618   5.96     6.01
Commercial paper..........      619,248   6.75       600,781   6.47     6.89
Securities sold--not yet
 purchased and repurchase
 agreements...............           --     --       123,948   6.96     6.96
Short-term portion of
 long-term notes..........    7,602,533   6.37    11,242,038   6.28     6.40
                            -----------   ----   -----------   ----     ----
Total short-term
 borrowings...............  $30,463,988   6.49%  $35,330,445   6.35%    6.41%
                            ===========   ====   ===========   ====     ====
Maximum outstanding at any
 month end................  $39,064,856
                            ===========

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

7. Short-Term Borrowings (Continued)


                            At December 31, 1999  Year ended December 31, 1999
                            -------------------- ------------------------------
                                                                      Weighted
                                        Weighted             Weighted  Average
                                        Average              Average  Effective
                              Ending    Interest   Average   Interest Interest
                              Balance     Rate     Balance     Rate     Rate
                            ----------- -------- ----------- -------- ---------
Six month floating rate
 notes....................  $ 4,849,106   5.81%  $ 4,644,440   5.30%    5.38%
Other floating rate
 notes....................   12,478,317   5.83    10,223,891   5.35     5.42
Discount notes............    1,406,163   5.45     4,407,311   4.90     5.00
Fixed rate notes..........    3,777,793   5.84     3,370,924   5.41     5.20
Commercial paper..........      394,968   6.47        56,822   5.82     6.10
Securities sold--not yet
 purchased and repurchase
 agreements...............           --     --        94,575   4.87     4.91
Short-term portion of
 long-term notes..........   14,584,904   5.84    10,405,996   5.43     5.33
                            -----------   ----   -----------   ----     ----
Total short-term
 borrowings...............  $37,491,251   5.76%  $33,203,959   5.31%    5.31%
                            ===========   ====   ===========   ====     ====
Maximum outstanding at any
 month end................  $39,618,707
                            ===========

                            At December 31, 1998  Year ended December 31, 1998
                            -------------------- ------------------------------
                                                                      Weighted
                                        Weighted             Weighted  Average
                                        Average              Average  Effective
                              Ending    Interest   Average   Interest Interest
                              Balance     Rate     Balance     Rate     Rate
                            ----------- -------- ----------- -------- ---------
Six month floating rate
 notes....................  $ 3,249,352   5.14%  $ 2,898,495   5.32%    5.40%
Other floating rate
 notes....................    7,361,686   5.11     3,663,277   5.39     5.41
Discount notes............    4,429,756   5.06     2,556,366   5.22     5.27
Fixed rate notes..........    4,724,823   5.41     6,531,461   5.64     5.40
Commercial paper..........           --     --            --     --       --
Securities sold--not yet
 purchased and repurchase
 agreements...............        5,600   5.50       213,871   5.63     5.63
Short-term portion of
 long-term notes..........    6,817,287   5.05     8,418,547   5.48     5.24
                            -----------   ----   -----------   ----     ----
Total short-term
 borrowings...............  $26,588,504   5.14%  $24,282,017   5.47%    5.34%
                            ===========   ====   ===========   ====     ====
Maximum outstanding at any
 month end................  $27,142,913
                            ===========

   At December 31, 1999, the short-term portion of long-term notes included one instrument totaling $219 million that required the payment of interest and principal in a foreign currency. To eliminate its exposure to the effect of currency fluctuations on this contractual obligation, the Company entered into a foreign currency agreement with an independent party (see Note 10). This instrument matured in August of 2000. No similar instruments were outstanding at December 31, 2000.

   To match the interest rate characteristics of short-term notes with the rate characteristics of its assets, the Company enters into interest rate swaps with independent parties. Under these agreements, the Company makes periodic payments, indexed to the related asset rates, in exchange for periodic payments which generally match the Company's interest obligations on fixed or variable rate notes (see Note 10).

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

8. Long-Term Notes


   The following tables summarize outstanding long-term notes at December 31, 2000 and 1999, the weighted average interest rates and related notional amount of derivatives at the end of the periods, and the related average balances and weighted average effective interest rates, which include the effects of related off-balance sheet financial instruments (see Note 10), during the periods.

                                                                Year ended
                                At December 31, 2000        December 31, 2000
                          -------------------------------- --------------------
                                                                      Weighted
                                      Weighted                         Average
                                      Average   Notional              Effective
                            Ending    Interest  Amount of   Average   Interest
                            Balance     Rate   Derivatives  Balance     Rate
                          ----------- -------- ----------- ---------- ---------
Floating rate notes:
 U.S. dollar denominated:
  Interest bearing, due
   2002-2047............. $13,345,844   6.50%  $  441,650  $6,846,997    6.55%
                          -----------  -----   ----------  ----------   -----
Fixed rate notes:
 U.S. dollar denominated:
  Interest bearing, due
   2002-2019.............   1,384,060   6.32      650,000   1,617,895    6.39
  Zero coupon, due 2014-
   2022..................     181,035  11.79           --     171,313   11.17
                          -----------  -----   ----------  ----------   -----
Total fixed rate notes...   1,565,095   6.95      650,000   1,789,208    6.85
                          -----------  -----   ----------  ----------   -----
Total long-term notes.... $14,910,939   6.55%  $1,091,650  $8,636,205    6.61%
                          ===========  =====   ==========  ==========   =====

                                                                Year ended
                                At December 31, 1999        December 31, 1999
                          -------------------------------- --------------------
                                                                      Weighted
                                      Weighted                         Average
                                      Average   Notional              Effective
                            Ending    Interest  Amount of   Average   Interest
                            Balance     Rate   Derivatives  Balance     Rate
                          ----------- -------- ----------- ---------- ---------
Floating rate notes:
 U.S. dollar denominated:
  Interest bearing, due
   2001-2003............. $ 1,897,082   5.95%  $  216,427  $2,566,524    5.33%
                          -----------  -----   ----------  ----------   -----
Fixed rate notes:
 U.S. dollar denominated:
  Interest bearing, due
   2001-2018.............   2,437,290   6.00    2,785,701   3,433,009    5.60
  Zero coupon, due 2014-
   2022..................     161,895  11.79           --     153,224   11.14
 Foreign currency:
  Interest bearing, due
   2000..................          --     --           --     139,200    4.82
                          -----------  -----   ----------  ----------   -----
Total fixed rate notes...   2,599,185   6.36    2,785,701   3,725,433    5.80
                          -----------  -----   ----------  ----------   -----
Total long-term notes.... $ 4,496,267   6.19%  $3,002,128  $6,291,957    5.60%
                          ===========  =====   ==========  ==========   =====

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

8. Long-Term Notes (Continued)


   At December 31, 2000, the Company had outstanding long-term debt issues with call features totaling $534 million. As of December 31, 2000, the stated maturities and maturities if accelerated to the call dates for long-term notes are shown in the following table:

                                                            December 31, 2000
                                                         -----------------------
                                                           Stated    Maturity to
       Year of Maturity                                   Maturity    Call Date
       ----------------                                  ----------- -----------
       2001.............................................          --     253,100
       2002.............................................  12,473,045  12,371,345
       2003.............................................     254,201     102,801
       2004.............................................     159,725     159,725
       2005.............................................     259,835     259,835
       2006-2047........................................   1,764,133   1,764,133
                                                         ----------- -----------
                                                         $14,910,939 $14,910,939
                                                         =========== ===========

   To match the interest rate characteristics of its long-term notes with the interest rate characteristics of its assets, the Company enters into interest rate swaps with independent parties. Under these agreements, the Company makes periodic payments, indexed to the related asset rates, in exchange for periodic payments which generally match the Company's interest obligations on fixed or variable rate borrowings (see Note 10).

9. Student Loan Securitization

   The Company has engaged in several transactions in which debt is considered to be extinguished by in-substance defeasance as governed by the provisions of SFAS No. 76, "Extinguishment of Debt." In these transactions, the Company irrevocably placed assets with an escrow agent in a trust to be used solely for satisfying scheduled payments of both the interest and principal of the defeased debt. The possibility that the Company will be required to make future payments on that debt is considered to be remote. The trusts are restricted to owning only monetary assets that are essentially risk-free as to the amount, timing and collection of interest and principal. As of December 31, 2000, the amount of debt considered to be extinguished was $867 million.

   When the Company sells receivables in securitizations of student loans, it retains interest-only strips, servicing rights and, in some cases, a cash reserve account, all of which are retained interests in the securitized receivables. At December 31, 2000 and 1999, the balance of these assets was $961 million and $758 million, respectively, and was included in other assets. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests so the Company estimates fair value, both initially and on a quarterly basis going forward, based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions-- credit losses, prepayment speeds and discount rates commensurate with the risks involved.

   During 2000 and 1999, the Company sold student loan receivables in securitization transactions. In those securitizations, the Company retained servicing responsibilities. The Company receives annual servicing fees of 0.9 percent per annum of the outstanding balance of student loans other than consolidation loans and 0.5 percent per annum of the outstanding balance of consolidation loans for the securitization transactions engaged in by its subsidiary, the Student Loan Marketing Association. The Company also receives rights to future cash

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

9. Student Loan Securitization (Continued)

flows arising after the investors in the trust have received the return for which they have contracted. Trust investors and the securitization trusts have no recourse to the Company's other assets. The Company's retained interests are subordinate to investors' interests. Their value is subject to credit, prepayment, and interest rate risks. Interest rate risks exist to the extent that the securitized assets, which are Treasury bill-based, are utilized as collateral for either LIBOR-based debt or Treasury bill-based debt that resets on dates that are not consistent with the securitized asset reset dates.

   For the years ended December 31, 2000, 1999 and 1998, the Company recognized pre-tax securitization gains of $92 million, $35 million and $117 million.

   Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from student loan securitizations completed during the year 2000 (weighted based on principal amounts securitized) were as follows:

       Prepayment speed............................................ 7% per annum
       Weighted-average life.......................................  4.6 years
       Expected credit losses......................................     0.5%
       Residual cash flows discounted at...........................    12.0%

   Expected credit losses resulting from loans securitized in 2000 are dependent on the portfolio's expected rate of defaulted loans, the level of insurance guarantee which range from 98 percent to 100 percent of the unpaid principal and interest of the defaulted loan, and the expected level of defaulted loans not eligible for insurance guarantee due to servicing deficiencies (approximately 1 percent of defaulted loans). The expected dollar amount of credit losses is divided by the portfolio's principal balance to arrive at the expected credit loss percentage.

   The following table summarizes the cash flows received from (paid to) securitization trusts during the year ended December 31, 2000 (dollars in millions):

       Proceeds from new securitizations................................ $8,673
       Collections used by trust to purchase new balances in
        revolving securitizations.......................................    133
       Servicing fees received..........................................    227
       Cash flows received on interest-only strips......................    200
       Cash received upon release from reserve accounts.................    203
       Servicing advances...............................................     --
       Reimbursements of servicing advances.............................     --
       Prepayment interest shortfalls paid out as compensating
        interest........................................................     --

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

9. Student Loan Securitization (Continued)


   Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The following table reflects static pool losses for the years ended December 31, 2000, 1999 and 1998. Amounts shown are calculated based on all securitizations occurring in that year.

                                                               Student Loans
                                                               Securitized in
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
     Actual and projected credit losses (%) as of:
     December 31, 2000
     Actual to date........................................... .01%  .04%  .11%
     Projected................................................ .55   .55   .23
                                                               ---   ---   ---
     Total.................................................... .56%  .59%  .34%
                                                               ===   ===   ===
     December 31, 1999
     Actual to date...........................................  --%   --%  .08%
     Projected................................................  --   .53   .35
                                                               ---   ---   ---
     Total....................................................  --%  .53%  .43%
                                                               ===   ===   ===
     December 31, 1998
     Actual to date...........................................  --%   --%  .03%
     Projected................................................  --    --   .46
                                                               ---   ---   ---
     Total....................................................  --%   --%  .49%
                                                               ===   ===   ===

   The following table reflects key economic assumptions at December 31, 2000, and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions (dollars in millions):

                                                                      Student
                                                                       Loans
                                                                      -------
     Balance sheet carrying value of retained interests - fair value
      (millions)..................................................... $940.0
     Weighted-average life (in years)................................    4.2
     Prepayment speed assumptions (annual rate)
       Impact on fair value of 10% adverse change....................  (17.0)
       Impact on fair value of 20% adverse change....................  (33.8)
     Expected default rate
       Impact on fair value of 10% adverse change....................  (10.3)
       Impact on fair value of 20% adverse change....................  (20.6)
     Residual cash flows discount rate (annual)
       Impact on fair value of 10% adverse change....................  (33.7)
       Impact on fair value of 20% adverse change....................  (66.7)
     Difference between Treasury bill and LIBOR swap spread*
       Impact on fair value of 10% adverse change....................  (42.7)
       Impact on fair value of 20% adverse change....................  (85.4)

* Changes impact LIBOR indexed debt only.

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

9. Student Loan Securitization (Continued)


   These sensitivities are hypothetical and should be used with caution. Also, in this table the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

   The following table reflects the historical loss and delinquency amounts for the managed portfolio for the year ended December 31, 2000 (dollars in millions):

                                                                    Year ended
                                                At December 31,    December 31,
                                                     2000              2000
                                              ------------------- --------------
                                                Total
                                              Principal Principal
                                              Amount of in Claim  Average Credit
                                                Loans    Status   Balance Losses
                                              --------- --------- ------- ------
Student loan receivables
Comprised of:
Loans held in portfolio......................  $37,647    $111    $34,637  $10
Loans securitized............................   29,868     101     25,711    9
                                               -------    ----    -------  ---
Total loans managed..........................  $67,515    $212    $60,348  $19
                                               =======    ====    =======  ===

10. Derivative Financial Instruments

Derivative Financial Instruments Held or Issued for Purposes Other than Trading

   The Company enters into various financial instruments with off-balance sheet risk in the normal course of business primarily to reduce interest rate exposure on certain borrowings. These financial instruments include interest rate swaps, interest rate cap agreements, foreign currency swaps, forward currency exchange agreements, options on currency exchange agreements, options on securities and financial futures contracts.

   The Company enters into three general types of interest rate swaps under which it pays the following: 1) a floating rate in exchange for a fixed rate (standard swaps); 2) a fixed rate in exchange for a floating rate (reverse swaps); and 3) a floating rate in exchange for another floating rate, based upon different market indices (basis/reverse basis swaps). At December 31, 2000, the Company had outstanding $2.1 billion, $3.5 billion and $11.5 billion of notional principal amount of standard swaps, reverse swaps and basis/reverse basis swaps, respectively. Of the Company's $17.1 billion notional amount of interest rate swaps outstanding at December 31, 2000, $4.9 billion was related to debt and $12.2 billion was related to assets. At December 31, 1999, the Company had notional principal outstanding of $8.1 billion, $2.7 billion and $13.5 billion of standard swaps, reverse swaps and basis/reverse basis swaps, respectively. Of the Company's $24.3 billion notional amount of interest rate swaps outstanding at December 31, 1999, $21.1 billion was related to debt and $3.2 billion was related to assets.

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

10. Derivative Financial Instruments (Continued)


   The following tables summarize the ending balances of the borrowings that have been matched with the notional amount of interest rate swaps and foreign currency agreements at December 31, 2000 and 1999 (dollars in billions).

                                           At December 31, 2000
                         --------------------------------------------------------
                                            Swaps
                                    ----------------------  Foreign
                                                Basis/      Currency     Total
                         Borrowings Standard Reverse Basis Agreements Derivatives
                         ---------- -------- ------------- ---------- -----------
Short-term borrowings
Six month floating rate
 notes..................    $ --      $ --       $ --         $ --       $ --
Other floating rate
 notes..................      .2        --         .2           --         .2
Discount notes..........      .8        --         .8           --         .8
Fixed rate notes........      .4        .4         --           --         .4
Short term portion of
 long term notes........     1.5       1.4        1.0           --        2.4
                            ----      ----       ----         ----       ----
   Total short-term
    borrowings..........     2.9       1.8        2.0           --        3.8
                            ----      ----       ----         ----       ----
Long-term notes
Floating rate notes:
 U.S. dollar
  denominated:
  Interest bearing......      .4        --         .4           --         .4
Fixed rate notes:
 U.S. dollar
  denominated:
  Interest bearing......      .4        .4         .3           --         .7
Foreign currency:
 Interest bearing.......      --        --         --           --         --
                            ----      ----       ----         ----       ----
   Total long-term
    notes...............      .8        .4         .7           --        1.1
                            ----      ----       ----         ----       ----
   Total notes..........    $3.7      $2.2       $2.7         $ --       $4.9
                            ====      ====       ====         ====       ====

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

10. Derivative Financial Instruments (Continued)


                                           At December 31, 1999
                         --------------------------------------------------------
                                            Swaps
                                    ----------------------  Foreign
                                                Basis/      Currency     Total
                         Borrowings Standard Reverse Basis Agreements Derivatives
                         ---------- -------- ------------- ---------- -----------
Short-term borrowings
Six month floating rate
 notes..................   $  --      $ --       $  --        $--        $  --
Other floating rate
 notes..................     2.1        --         3.7         --          3.7
Discount notes..........     1.0        .6          .9         --          1.5
Fixed rate notes........     3.3       3.3         2.2         --          5.5
Short-term portion of
 long-term notes........     4.0       2.7         4.7         .2          7.6
                           -----      ----       -----        ---        -----
   Total short-term
    borrowings..........    10.4       6.6        11.5         .2         18.3
                           -----      ----       -----        ---        -----
Long-term notes
Floating rate notes:
 U.S. dollar
  denominated:
  Interest bearing......      .2        --          .2         --           .2
Fixed rate notes:
 U.S. dollar
  denominated:
  Interest bearing......     1.5       1.5         1.3         --          2.8
Foreign currency:
 Interest bearing.......      --        --          --         --           --
                           -----      ----       -----        ---        -----
   Total long-term
    notes...............     1.7       1.5         1.5         --          3.0
                           -----      ----       -----        ---        -----
   Total notes..........   $12.1      $8.1       $13.0        $.2        $21.3
                           =====      ====       =====        ===        =====

   The following table summarizes the activity for the Company's interest rate swaps, foreign currency agreements and futures contracts held or issued for purposes other than trading for the years ended December 31, 1998, 1999 and 2000 (dollars in millions).

                                                  Notional Principal
                                                 ---------------------
                                                 Interest    Foreign   Futures
                                                   Rate      Currency  Contract
                                                   Swaps    Agreements  Amount
                                                 ---------  ---------- --------
Balance, December 31, 1997...................... $  35,807     $257    $   999
  Issuances/Opens...............................    14,524       --      2,737
  Maturities/Expirations........................   (18,332)      --         --
  Terminations/Closes...........................    (1,400)     (38)    (3,170)
                                                 ---------     ----    -------
Balance, December 31, 1998...................... $  30,599     $219    $   566
  Issuances/Opens...............................    13,634       --      4,314
  Maturities/Expirations........................   (19,863)      --         --
  Terminations/Closes...........................       (30)      --     (3,850)
                                                 ---------     ----    -------
Balance, December 31, 1999...................... $  24,340     $219    $ 1,030
  Issuances/Opens...............................    10,524        2     66,566
  Maturities/Expirations........................   (17,662)    (219)        --
  Terminations/Closes...........................      (104)      --    (38,762)
                                                 ---------     ----    -------
Balance, December 31, 2000...................... $  17,098     $  2    $28,834
                                                 =========     ====    =======

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

10. Derivative Financial Instruments (Continued)


Interest Rate Swaps

   Net payments related to the debt-related swaps are recorded in interest expense. For the year ended December 31, 2000, the Company made net payments on debt-related swaps increasing interest expense by $5 million. For the years ended December 31, 1999 and 1998, the Company received net payments on debt-related swaps reducing interest expense by $26 million and $74 million, respectively. At December 31, 2000, the Company had outstanding $6.6 billion of forward interest rate swaps which were priced in November and December of 2000 but are not effective until 2001.

   At December 31, 2000, the Company had interest rate swaps with put features totaling $350 million. As of December 31, 2000, stated maturities of interest rate swaps and maturities, if accelerated to the put dates, are shown in the following table (dollars in millions). The maturities of interest rate swaps generally coincide with the maturities of the associated assets or borrowings.

                                                               December 31, 2000
                                                               -----------------
                                                                        Maturity
                                                                Stated   to Put
       Year of Maturity/Put                                    Maturity   Date
       --------------------                                    -------- --------
       2001................................................... $10,592  $10,792
       2002...................................................   4,987    4,887
       2003...................................................     130       30
       2004...................................................      --       --
       2005...................................................      64       64
       2006-2008..............................................   1,325    1,325
                                                               -------  -------
                                                               $17,098  $17,098
                                                               =======  =======

Foreign Currency Agreements

   At December 31, 1999, the Company had borrowings with principal repayable in foreign currencies totaling $219 million. These borrowings were hedged by notional principal of $219 million of foreign currency swaps. The foreign currency derivative agreements typically mature concurrently with the maturities of the debt. No such borrowings were outstanding at December 31, 2000. The following table summarizes the outstanding amount of these borrowings and their currency translation value at December 31, 2000 and 1999, using spot rates at the respective date (dollars in millions).

                                                                 December 31,
                                                                 -------------
                                                                  2000   1999
                                                                 ------ ------
       Carrying value of outstanding foreign currency debt...... $   -- $  219
       Currency translation value of outstanding foreign
        currency debt........................................... $   -- $  196

   At December 31, 2000, the Company had outstanding a $4 million Canadian dollar forward currency exchange agreement totaling $2 million based upon an initial spot rate of 1.435. This agreement was entered into to hedge the future stream of dividends associated with an investment in a Canadian joint venture.

Futures Contracts

   The Company enters into financial futures contracts to hedge the risk of future interest rate changes. The contracts provide a better matching of interest rate reset dates on debt with the Company's assets. They are also

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

10. Derivative Financial Instruments (Continued)

used as anticipatory hedges of debt to be issued to fund the Company's assets, mainly the portfolio of student loans in the PLUS program. These student loans pay interest rates that are generally indexed to the one-year Treasury bill, reset annually on the final auction prior to July 1. The gains and losses on these hedging transactions are deferred and included in other assets and will be recognized as an adjustment to interest expense. At December 31, 2000 and 1999, the Company had futures contracts that hedged approximately $28.8 billion and $1.0 billion of assets and liabilities, respectively. Approximately $57 million of realized losses and $3 million of realized gains had been deferred at December 31, 2000 and 1999, respectively, related to futures contracts.

Floor Revenue Contracts

   During 2000, 1999 and 1998, the Company entered into Floor Revenue Contracts with principal balances of $10 billion, $5 billion and $23 billion, respectively, in exchange for upfront payments of $122 million, $6 million and $38 million, respectively. For the years ended December 31, 2000, 1999 and 1998, the amortization of the upfront payments on fixed and variable Floor Revenue Contracts increased student loan income by $24 million, $41 million and $52 million, respectively, of which $23 million, $20 million and $28 million, respectively, related to contracts with fixed borrower rates and $1 million, $21 million and $24 million, respectively, related to contracts with annually reset borrower rates. For the years ended December 31, 2000, 1999 and 1998, payments by the Company to Floor Revenue Contract counterparties under the contracts totaled $1 million, $60 million and $48 million, respectively. At December 31, 2000, the Company had outstanding $1.2 billion of forward Floor Revenue Contracts which were priced in November and December of 2000 but are not effective until January 2001.

   Effective December 31, 2000, in anticipation of the adoption of "SFAS 133," the Treasury bill Floor Revenue Contracts were de-designated as effective hedges and marked-to-market. The net effect of the fair market value of these contracts and the unamortized upfront payment of $104 million was reclassified to student loan premium and will be amortized to student loan income over the average life of the student loan portfolio.

   In 2000, the Company entered into LIBOR Floor Revenue Contracts that are an effective economic hedge of a segment of the Company's student loan portfolio. These positions do not meet the hedge effectiveness requirements under GAAP and were marked-to-market at December 31, 2000, which resulted in a pre-tax loss of $25 million included in other income. No such transactions were in effect for 1999 or 1998.

Derivative Financial Instruments Held or Issued for Trading Purposes

   From time to time, the Company maintains trading positions in derivative financial instruments which are designed to generate additional income based on market conditions. As of December 31, 2000, no trading positions were outstanding. Trading results for these positions were immaterial to the Company's financial statements for the years ended December 31, 2000, 1999 and 1998.

11. Fair Values of Financial Instruments

   SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires estimation of the fair values of financial instruments. The following is a summary of the assumptions and methods used to estimate those values.

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

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

Short-term Borrowings and Long-term Notes

   For borrowings with remaining maturities of three months or less, carrying value approximated fair value. In 1999, the fair value of financial liabilities was determined from market quotations where available. If market quotations were unavailable, standard bond pricing formulas were applied using current interest rates and credit spreads. Beginning in 2000, the fair value of financial liabilities was determined from market quotations using standard bond pricing formulas.

On and Off-Balance Sheet Financial Instruments

   In 1999, the fair value of off-balance sheet financial instruments was estimated at the amount that would be required to terminate such agreements, taking into account current interest rates and credit spreads. Beginning in 2000, the fair value of on and off-balance sheet financial instruments was determined from market quotations using standard bond pricing formulas.

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

11. Fair Values of Financial Instruments (Continued)


   The following table summarizes the fair values of the Company's financial assets and liabilities, including off-balance sheet financial instruments (dollars in millions):

                              December 31, 2000             December 31, 1999
                         ----------------------------- -----------------------------
                          Fair    Carrying              Fair    Carrying
                          Value    Value    Difference  Value    Value    Difference
                         -------  --------  ---------- -------  --------  ----------
Earning assets
Student loans........... $38,039  $37,647     $ 392    $34,182  $33,809      $373
Warehousing advances....     990      987         3      1,030    1,043       (13)
Academic facilities
 financings.............     857      851         6      1,027    1,028        (1)
Cash and investments....   5,941    5,940         1      5,775    5,775        --
                         -------  -------     -----    -------  -------      ----
Total earning assets....  45,827   45,425       402     42,014   41,655       359
                         -------  -------     -----    -------  -------      ----
Interest bearing
 liabilities
Short-term borrowings...  30,463   30,464         1     37,456   37,491        35
Long-term notes.........  15,037   14,911      (126)     4,550    4,496       (54)
                         -------  -------     -----    -------  -------      ----
Total interest bearing
 liabilities............  45,500   45,375      (125)    42,006   41,987       (19)
                         -------  -------     -----    -------  -------      ----
On-balance sheet
 financial instruments
Floor revenue
 contracts..............    (235)    (235)       --         --       --        --
Off-balance sheet
 financial instruments
Interest rate swaps and
 options................     (58)      --       (58)         6       --         6
Forward exchange
 agreements and foreign
 currency swaps.........      --       --        --        (29)      --       (29)
Floor revenue
 contracts..............      --       --        --         (8)     (22)       14
                                              -----                          ----
Excess of fair value
 over carrying value....                      $ 219                          $331
                                              =====                          ====

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

   Commitments outstanding are summarized below:

                                                             December 31,
                                                        -----------------------
                                                           2000        1999
                                                        ----------- -----------
       Student loan purchase commitments............... $16,422,898 $16,462,327
       Warehousing advance commitments.................   2,794,215   2,870,759
       Letters of credit...............................   3,534,301   4,453,631
                                                        ----------- -----------
                                                        $22,751,414 $23,786,717
                                                        =========== ===========

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

12. Commitments and Contingencies (Continued)


   The following schedule summarizes expirations of commitments to the earlier of call date or maturity date outstanding at December 31, 2000:

                                                 December 31, 2000
                                   ---------------------------------------------
                                     Student                Academic
                                      Loan     Warehousing Facilities Letters of
                                    Purchases   Advances   Financings   Credit
                                   ----------- ----------- ---------- ----------
       2001....................... $ 3,502,047 $1,094,214    $  --    $2,239,287
       2002.......................   9,969,958  1,700,001       --     1,036,344
       2003.......................   2,689,194         --       --            --
       2004.......................     261,699         --       --       213,151
       2005.......................          --         --       --        45,519
                                   ----------- ----------    -----    ----------
         Total.................... $16,422,898 $2,794,215    $  --    $3,534,301
                                   =========== ==========    =====    ==========

Minimum Statutory Capital Adequacy Ratio

   The Privatization Act effectively requires that the GSE maintain a minimum statutory capital adequacy ratio (the ratio of stockholders' equity to total assets plus 50 percent of the credit equivalent amount of certain off-balance sheet items) of at least 2.25 percent or be subject to certain "safety and soundness" requirements designed to restore such statutory ratio. Management anticipates being able to fund the increase in required capital from the GSE's current and retained earnings. While the GSE may not finance the activities of its non-GSE affiliates, it may, subject to its minimum capital requirements, dividend retained earnings and surplus capital to USA Education, Inc., which in turn may contribute such amounts to its non-GSE subsidiaries. The Privatization Act requires management to certify to the Secretary of the Treasury that, after giving effect to the payment of dividends, the statutory capital ratio test would have been met at the time the dividend was declared. At December 31, 2000, the GSE's statutory capital adequacy ratio, after the effect of the dividends to be paid in the first quarter of 2001, was 2.28 percent.

13. Minority Interest

   Upon the Reorganization on August 7, 1997, each outstanding share of common stock of the GSE was converted into one share of common stock of SLM Holding. The outstanding preferred stock of the GSE was not affected by the Reorganization and is reflected as minority interest in the consolidated financial statements.

   The GSE's preferred stock dividends are cumulative and payable quarterly at
4.50 percentage points below the highest yield of certain long-term and short-term U.S. Treasury obligations. The dividend rate for any dividend period will not be less than 5 percent per annum nor greater than 14 percent per annum. For the years ended December 31, 2000, 1999 and 1998, the GSE's preferred dividend rate was 5 percent and reduced net income by $11 million. The Privatization Act requires that on the dissolution date of September 30, 2008, the GSE shall repurchase or redeem, or make proper provisions for repurchase or redemption of any outstanding preferred stock. The Company has the option of effecting an earlier dissolution of the GSE if certain conditions are met.

14. Preferred Stock

   On November 10, 1999, the Company sold 3.3 million shares of 6.97% Cumulative Redeemable Preferred Stock, Series A in a registered public offering. The sale of the shares of the Series A Preferred Stock settled on

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

14. Preferred Stock (Continued)

November 16, 1999. The proceeds from the sale to the Company, before expenses, were $165 million and were used for general corporate purposes. The shares do not have any maturity date but are subject to the Company's option, beginning November 16, 2009, to redeem the shares at any time, in whole or in part, at the redemption price of $50 plus accrued and unpaid dividends up to the redemption date. The shares have no preemptive or conversion rights.

   Dividends on the shares of the Series A Preferred Stock are not mandatory. Holders of the Series A Preferred Stock will be entitled to receive cumulative, quarterly cash dividends at the annual rate of $3.485 per share, when, as, and if declared by the Board of Directors of the Company. For the years ended December 31, 2000 and 1999, dividends paid on Series A Preferred Stock reduced net income by $12 million and $1 million, respectively.

15. Common Stock

   The Board of Directors has authorized and reserved up to 33.4 million common shares for issuance under various compensation and benefit plans. At December 31, 2000, under these authorizations, the Company had 27.2 million shares in reserve and a remaining authority for issuance of 14.6 million shares.

   The Company has engaged in repurchases of its common stock since 1986. In 2000 and 1999, the Company supplemented its open market common stock purchases by entering into equity forward transactions to purchase 1.7 million and 6.2 million shares, respectively, on a cash or net share settled basis. In July 2000, the Board of Directors increased the common share repurchase authority including equity forward contracts by 5 million shares. At December 31, 2000, the total common shares that could be potentially acquired over the next five years under outstanding equity forward contracts was 18.2 million shares, and the Company had remaining authority to enter into additional share repurchases and equity forward contracts for 4.8 million shares.

   The following table summarizes the Company's common share repurchase and equity-forward activity for the years ended December 31, 2000 and 1999. (All amounts in the tables are common shares in millions.)

                                                                Years ended
                                                                December 31,
                                                               ---------------
                                                                2000     1999
                                                               -------  ------
       Common shares repurchased:
         Open market..........................................     2.1     2.9
         Equity forwards......................................     4.9     5.3
                                                               -------  ------
       Total shares repurchased...............................     7.0     8.2
                                                               -------  ------
       Average purchase price per share....................... $ 44.26  $41.78
                                                               =======  ======
       Equity forward contracts:
       Outstanding at beginning of year.......................    21.4    20.5
       New contracts..........................................     1.7     6.2
       Exercises..............................................    (4.9)   (5.3)
                                                               -------  ------
       Outstanding at end of year.............................    18.2    21.4
                                                               =======  ======
       Remaining board of director authority at end of year...     4.8     3.6
                                                               =======  ======

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

15. Common Stock (Continued)


   As of December 31, 2000, the expiration dates and range of purchase prices for outstanding equity forward contracts are as follows:

                                                      Outstanding    Range of
       Year of Maturity                                Contracts  Market Prices
       ----------------                               ----------- --------------
       2001..........................................     6.3     $32.11--$45.71
       2002..........................................     5.0      41.01-- 45.55
       2003..........................................     4.0      41.20-- 47.50
       2004..........................................     1.7      39.82-- 45.62
       2005..........................................     1.2      30.00-- 36.04
                                                         ----
                                                         18.2
                                                         ====

   Basic earnings per common share ("Basic EPS") are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share ("Diluted EPS") reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options and warrants, determined by the treasury stock method, and equity forwards, determined by the reverse treasury stock method, as follows:

                                              Net Income
                                             Attributable             Earnings
                                              to Common     Average     per
                                                Stock       Shares     Share
                                             ------------ ----------- --------
                                             (thousands)  (thousands)
Year ended December 31, 2000
Basic EPS...................................  $ 453,495     159,482    $ 2.84
Dilutive effect of stock options, warrants
 and equity forwards........................         --       4,873      (.08)
                                              ---------     -------    ------
Diluted EPS.................................  $ 453,495     164,355    $ 2.76
                                              =========     =======    ======
Year ended December 31, 1999
Basic EPS...................................  $ 499,393     160,577    $ 3.11
Dilutive effect of stock options, warrants
 and equity forwards........................         --       2,581      (.05)
                                              ---------     -------    ------
Diluted EPS.................................  $ 499,393     163,158    $ 3.06
                                              =========     =======    ======
Year ended December 31, 1998
Basic EPS...................................  $ 501,464     167,684    $ 2.99
Dilutive effect of stock options, warrants
 and equity forwards........................         --       2,382      (.04)
                                              ---------     -------    ------
Diluted EPS.................................   $501,464     170,066     $2.95
                                              =========     =======    ======

16. Stock Option Plans

   USA Education, Inc. maintains stock option plans for its employees that permit grants of stock options for the purchase of common stock with exercise prices equal to or greater than the market value on the date of grant.

   After the change in management control in August 1997, the Board of Directors granted options, which have ten-year terms and vest in one-third increments, to officers and key employees under the 1993-1998 Stock Option Plan. Options granted to executive management under this plan vest in one year and upon the occurrence of (1) one-third on the date that the Company's common stock closes above $42.86 per share for

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

16. Stock Option Plans (Continued)

five business days; (2) one-third on the date that the Company's common stock closes above $57.14 per share for five business days; and (3) one-third on the date that the Company's common stock price closes above $71.43 per share for five business days. Options granted to officers and key employees in November 1997 vest: (1) one-third, one year from the date of grant; (2) one-third on the later of one year or the date that the Company's common stock closes above $57.14 per share for five business days; and (3) one-third on the later of one year or the date that the Company's common stock price closes above $71.43 per share for five business days. In the event that the Company's common stock price does not close above the predetermined prices, all outstanding options will vest eight years after the date of grant. Under this plan, the Company was originally authorized to grant up to 17.8 million shares. Options granted by prior Boards of Directors generally have ten-year terms and vest one year after the date of grant.

   In May 1998, shareholders approved a Management Incentive Plan, which replaced the 1993-1998 Stock Option Plan. Under this plan, the Board may confer certain awards to officers and employees, which may be in the form of stock options, performance stock, and incentive bonuses. The Board authorized up to
11.5 million shares of the Company's common stock that could be issued under such awards and at December 31, 2000, this plan had remaining authority of 5.8 million shares. In 2000, options granted under this plan have ten-year terms and vest the latter of one year from date of issuance or when the closing stock price equals 120 percent of the strike price of the option. In 1999 and 1998, options granted under this plan have ten-year terms and vest in one-third increments identical to those of the options granted in November 1997 to officers and key employees. In the event that the Company's common stock price does not close above the predetermined prices, all outstanding options will vest eight years after the date of grant.

   The Company's Board of Directors authorized the grant of options for up to 14 million shares of common stock under the Employee Stock Option Plan, of which there is remaining authority of 4.7 million shares at December 31, 2000. Stock options were granted under this plan to all non-officer employees of the Company and have ten-year terms with one-half of the options vesting one year from the date of grant and one-half vesting two years from the date of grant.

   The following table summarizes the employee stock option plans for the years ended December 31, 2000, 1999 and 1998. The weighted average fair value of options granted during the year is based on an option pricing model.

                                          Years ended December 31,
                          -----------------------------------------------------------
                                 2000                1999                1998
                          ------------------- ------------------- -------------------
                                      Average             Average             Average
                           Options     Price   Options     Price   Options     Price
                          ----------  ------- ----------  ------- ----------  -------
Outstanding at beginning
 of year................  11,243,895  $41.04   9,666,906  $39.58   8,365,532  $37.30
Granted.................   8,940,698   40.42   3,643,226   43.25   2,935,893   43.91
Exercised...............  (3,360,197)  39.73  (1,100,933)  35.69    (598,248)  29.89
Canceled................  (2,250,290)  41.14    (965,304)  40.85  (1,036,271)  39.04
                          ----------  ------  ----------  ------  ----------  ------
Outstanding at end of
 year...................  14,574,106  $40.94  11,243,895  $41.04   9,666,906  $39.58
                          ==========  ======  ==========  ======  ==========  ======
Exercisable at end of
 year...................   4,099,257  $41.05   3,869,624  $38.87   3,077,332  $35.88
                          ==========  ======  ==========  ======  ==========  ======
Weighted-average fair
 value of options
 granted during the
 year...................              $18.97              $19.49              $17.63
                                      ======              ======              ======

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

16. Stock Option Plans (Continued)


   The following table summarizes the number, average exercise prices (which ranged from $11 per share to $59 per share) and average remaining contractual life of the employee stock options outstanding at December 31, 2000.

                                                       Average Average Remaining
       Exercise Prices                       Options    Price  Contractual Life
       ---------------                      ---------- ------- -----------------
       Under $35...........................    279,456 $26.14      5.2 Yrs.
       $35-$45............................. 12,561,847  39.85      8.6
       Above $45...........................  1,732,794  51.27      8.7
                                            ---------- ------      --------
       Total............................... 14,574,097 $40.94      8.5 Yrs.
                                            ========== ======      ========

   In May 1996, shareholders approved the Board of Directors Stock Option Plan, which authorized the grant of options to acquire up to 700,000 shares of common stock. Options under this plan are exercisable on the date of grant and have ten-year terms. In May 1998, the shareholders approved a Directors Stock Plan, which replaced the Board of Directors Stock Option Plan. Under the Directors Stock Plan, the Board authorized the grant of options to acquire up to 3.5 million shares of common stock, of which there is remaining authority of 1.6 million shares. Options granted under this plan have ten-year terms and vest in one-third increments identical to those of the August 1997 executive management options except there is no one-year minimum vesting requirement. In the event that the Company's common stock price does not close above the predetermined prices, all outstanding options will vest eight years after the date of grant.

   The following table summarizes the Board of Directors Stock Option Plans for the years ended December 31, 2000, 1999 and 1998.

                                        Years ended December 31,
                          --------------------------------------------------------
                                2000               1999               1998
                          ------------------ ------------------ ------------------
                                     Average            Average            Average
                           Options    Price   Options    Price   Options    Price
                          ---------  ------- ---------  ------- ---------  -------
Outstanding at beginning
 of year................  1,645,866  $38.67  1,622,366  $38.48  1,657,775  $38.49
Granted.................    415,000   42.34     52,500   43.31         --      --
Exercised...............   (345,700)  40.23    (29,000)  36.79     (2,000)  30.86
Canceled................         --      --         --      --    (33,409)  39.34
                          ---------  ------  ---------  ------  ---------  ------
Outstanding at end of
 year...................  1,715,166  $39.24  1,645,866  $38.67  1,622,366  $38.48
                          =========  ======  =========  ======  =========  ======
Exercisable at end of
 year...................  1,192,730  $39.14    601,275  $37.26    612,775  $37.07
                          =========  ======  =========  ======  =========  ======
Weighted-average fair
 value of options
 granted during the
 year...................             $20.50             $18.73             $   --
                                     ======             ======             ======

   At December 31, 2000, the outstanding Board of Directors options had a weighted-average remaining contractual life of 7.0 years.

   USA Education. Inc. accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no compensation expense for stock options granted under the plans. The following table summarizes pro-forma disclosures for the years ended December 31, 2000, 1999 and 1998, as if the Company had accounted for employee and Board of Directors stock options granted subsequent to December 31, 1994 under the fair market value method as set

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

16. Stock Option Plans (Continued)

forth in SFAS No. 123, "Accounting for Stock-Based Compensation." The fair value for these options was estimated at the date of grant using an option pricing model, with the following weighted average assumptions for the years ended December 31, 2000, 1999 and 1998, respectively: risk-free interest rate of 6 percent, 6 percent and 5 percent; volatility factor of the expected market price of the Company's common stock of 34 percent, 34 percent and 32 percent; expected dividend rate of 2 percent; and the time of the expected life of the option of ten years. Vesting for options with vesting periods tied to the Company's stock price is assumed to occur annually in one-third increments.

                                                      Years ended December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
Net income attributable to common stock............. $465,017 $499,393 $501,464
                                                     ======== ======== ========
Pro-forma net income attributable to common stock... $415,116 $473,386 $469,470
                                                     ======== ======== ========
Basic earnings per share............................ $   2.84 $   3.11 $   2.99
                                                     ======== ======== ========
Pro-forma basic earnings per share.................. $   2.53 $   2.95 $   2.80
                                                     ======== ======== ========
Diluted earnings per share.......................... $   2.76 $   3.06 $   2.95
                                                     ======== ======== ========
Pro-forma diluted earnings per share................ $   2.46 $   2.90 $   2.76
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

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

17. Benefit Plans (Continued)


   The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the two-year period ending December 31, 2000, and a statement of the funded status as of December 31 of both years:

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
       Change in Benefit Obligation
       Projected benefit obligation at beginning of year..  $103,641  $ 99,349
       Service cost.......................................     7,108     5,033
       Interest cost......................................     7,983     6,651
       Amendments.........................................        --       (43)
       Acquisitions.......................................    22,580        --
       Actuarial (gain)/loss..............................    (7,781)   (6,353)
       Benefits paid......................................    (7,437)     (996)
                                                            --------  --------
       Benefit obligation at end of year..................   126,094   103,641
                                                            --------  --------
       Change in Plan Assets
       Fair value of plan assets at beginning of year.....   130,108   116,836
       Actual return on plan assets.......................    23,670    15,563
       Acquisitions.......................................    19,407        --
       Benefits paid......................................    (7,437)     (996)
       Administrative payments............................    (1,341)   (1,295)
                                                            --------  --------
       Fair value of plan assets at end of year...........   164,407   130,108
                                                            --------  --------
       Funded Status
       Funded status at end of year.......................    38,313    26,467
       Unrecognized net actuarial gain....................   (50,994)  (37,156)
       Unrecognized prior service cost and transition
        asset.............................................    (1,891)   (2,154)
                                                            --------  --------
       Accrued pension cost...............................  $(14,572) $(12,843)
                                                            ========  ========

                                                                   December 31,
                                                                   -------------
                                                                    2000   1999
                                                                   ------ ------
       Weighted-average assumptions as of December 31
       Discount rate..............................................  7.75%  7.75%
       Expected return on plan assets............................. 10.00% 10.00%
       Rate of compensation increase..............................  5.50%  5.50%

   Net periodic pension cost included the following components:

                                                 Years ended December 31,
                                                 ---------------------------
                                                   2000      1999     1998
                                                 --------  --------  -------
       Service cost--benefits earned during the
        period.................................. $  7,108  $  5,033  $11,624
       Interest cost on project benefit
        obligations.............................    7,983     6,651    5,961
       Expected return on plan assets...........  (13,593)  (11,606)  (9,183)
       Net amortization and deferral............   (2,922)   (1,805)  (1,271)
                                                 --------  --------  -------
       Net periodic pension cost................ $ (1,424) $ (1,727) $ 7,131
                                                 ========  ========  =======

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

17. Benefit Plans (Continued)


   The Company maintains a nonqualified pension plan for certain key employees as designated by the Board of Directors and a nonqualified pension plan for its Board of Directors. The nonqualified pension plans were the only pension plans with an accumulated benefit obligation in excess of plan assets. There are no plan assets in the nonqualified plans due to the nature of the plans. The accumulated benefit obligations for these plans at December 31, 2000 and 1999 were $14 million and $7 million, respectively.

401(k) Plans

   The Company's 401(k) Savings Plan ("the Plan") is a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees of the Company. Participating employees may contribute up to 10 percent of compensation. Up to 6 percent of these contributions are matched 100 percent by the Company after one year of service.

   During 2000, the Company provided an additional employer contribution to the 401(k) Savings Plan for employees who were not in other company incentive plans. The Company also acquired USA Group, Inc., whose employees were immediately eligible for participation in the plan.

   The Company also maintains a non-qualified Plan to ensure that designated participants receive the full amount of benefits to which they would have been entitled under the 401(k) Plan except for limits on compensation and contribution levels imposed by the Internal Revenue Code.

   Total expenses related to the 401(k) plans were $9 million, $5 million and $7 million in 2000, 1999 and 1998, respectively.

18. Income Taxes

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2000 and 1999 are as follows:

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
       Deferred tax liabilities:
         Leases.............................................. $295,018 $308,956
         Unrealized investment gains.........................  246,811  186,459
         Other...............................................   28,069   38,431
                                                              -------- --------
                                                               569,898  533,846
                                                              -------- --------
       Deferred tax assets:
         ExportSS operating costs............................   74,245   39,865
         Student loan reserves...............................   48,800   59,346
         In-substance defeasance transactions................   27,446   30,251
         Asset valuation allowances..........................    8,093   20,901
         Securitization transactions.........................   60,834   64,793
         Other...............................................   93,609   77,894
                                                              -------- --------
                                                               313,027  293,050
                                                              -------- --------
       Net deferred tax liabilities.......................... $256,871 $240,796
                                                              ======== ========

                              USA EDUCATION, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (Dollars in thousands, except per share amounts)

18. Income Taxes (Continued)


   The GSE is exempt from all state, local and District of Columbia taxes except for real property taxes. USA Education, Inc. and its other subsidiaries are subject to state and local taxes that increased the effective tax rate by
1.5 percent in 2000 and were immaterial in 1999 and 1998. Deferred tax assets on in-substance defeasance transactions resulted from premiums on the debt extinguished. These premiums are capitalized and amortized over the life of the defeasance trust for tax purposes. As of December 31, 2000, 1999 and 1998, all of the state tax expense is classified as current.

   Reconciliations of the statutory U.S. federal income tax rates to the Company's effective tax rate follow:

                                 Years ended
                                 December 31,
                                ----------------
                                2000  1999  1998
                                ----  ----  ----
       Statutory rate.......... 35.0% 35.0% 35.0%
       Tax exempt interest and
        dividends received
        deduction.............. (2.2) (2.8) (3.0)
       State tax, net of
        federal................  1.5    .7    .6
       Other, net.............. (1.1) (1.0)  (.9)
                                ----  ----  ----
       Effective tax rate...... 33.2% 31.9% 31.7%
                                ====  ====  ====

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (Dollars in thousands, except per share amounts)

19. Quarterly Financial Information (unaudited)

                                                          2000
                                           -----------------------------------
                                            First    Second   Third    Fourth
                                           Quarter  Quarter  Quarter  Quarter
                                           -------- -------- -------- --------
Net interest income....................... $161,869 $161,641 $160,333 $157,945
Less: provision for losses................    9,438    7,900    5,428    9,354
                                           -------- -------- -------- --------
Net interest income after provision for
 losses...................................  152,431  153,741  154,905  148,591
Other income..............................  175,591  125,314  205,916  180,812
Operating expenses........................   96,238   95,044  220,116  174,312
Income taxes..............................   75,461   60,844   45,813   53,762
Minority interest in net earnings of
 subsidiary...............................    2,674    2,673    2,674    2,673
                                           -------- -------- -------- --------
Net income................................  153,649  120,494   92,218   98,656
Preferred stock dividends.................    2,907    2,886    2,865    2,864
                                           -------- -------- -------- --------
Net income attributable to common stock... $150,742 $117,608 $ 89,353 $ 95,792
                                           ======== ======== ======== ========
Basic earnings per common share........... $    .96 $    .75 $    .56 $    .58
                                           ======== ======== ======== ========
Diluted earnings per common share......... $    .93 $    .73 $    .55 $    .56
                                           ======== ======== ======== ========

                                                          1999
                                           -----------------------------------
                                            First    Second   Third    Fourth
                                           Quarter  Quarter  Quarter  Quarter
                                           -------- -------- -------- --------
Net interest income....................... $157,652 $172,706 $184,358 $179,074
Less: provision for losses................    7,636   13,029    6,545    7,148
                                           -------- -------- -------- --------
Net interest income after provision for
 losses...................................  150,016  159,677  177,813  171,926
Other income..............................  106,639  111,631   95,310  137,210
Operating expenses........................   86,268   86,410   91,520   94,372
Income taxes..............................   53,905   58,561   57,524   70,137
Minority interest in net earnings of
 subsidiary...............................    2,673    2,674    2,674    2,673
                                           -------- -------- -------- --------
Net income................................  113,809  123,663  121,405  141,954
Preferred stock dividends.................       --       --       --    1,438
                                           -------- -------- -------- --------
Net income attributable to common stock... $113,809 $123,663 $121,405 $140,516
                                           ======== ======== ======== ========
Basic earnings per common share........... $    .70 $    .77 $    .76 $    .89
                                           ======== ======== ======== ========
Diluted earnings per common share......... $    .69 $    .76 $    .75 $    .87
                                           ======== ======== ======== ========

                                                          1998
                                           -----------------------------------
                                            First    Second   Third    Fourth
                                           Quarter  Quarter  Quarter  Quarter
                                           -------- -------- -------- --------
Net interest income....................... $174,577 $166,318 $149,876 $160,515
Less: provision for losses................    9,494    2,183    6,685   18,235
                                           -------- -------- -------- --------
Net interest income after provision for
 losses...................................  165,083  164,135  143,191  142,280
Other income..............................  134,383  145,805  104,322  111,801
Operating expenses........................   90,862   93,732   86,540   89,735
Income taxes..............................   66,923   69,303   50,487   51,260
Minority interest in net earnings of
 subsidiary...............................    2,673    2,674    2,674    2,673
                                           -------- -------- -------- --------
Net income................................  139,008  144,231  107,812  110,413
Preferred stock dividends                        --       --       --       --
                                           -------- -------- -------- --------
Net income attributable to common stock... $139,008 $144,231 $107,812 $110,413
                                           ======== ======== ======== ========
Basic earnings per common share........... $    .81 $    .86 $    .65 $    .67
                                           ======== ======== ======== ========
Diluted earnings per common share......... $    .80 $    .84 $    .64 $    .66
                                           ======== ======== ======== ========

                                   APPENDIX A

FEDERAL FAMILY EDUCATION LOAN PROGRAM

General

   The Federal Family Education Loan Program, known as FFELP, under Title IV of the Higher Education Act, provides for loans to students who are enrolled in eligible institutions, or to parents of dependent students, to finance their educational costs. Payment of principal and interest on the student loans is guaranteed by a state or not-for-profit guarantee agency against:

     .  default of the borrower;

     .  the death, bankruptcy or permanent, total disability of the borrower;

     . closing of the borrower's school prior to the end of the academic period;

     . false certification by the borrower's school of his eligibility for the loan; and

     .  an unpaid school refund.

   In addition to the guarantee, the holder of student loans is entitled to receive interest subsidy payments and special allowance payments from the U.S. Department of Education on eligible student loans. Special allowance payments raise the yield to student loan lenders when the statutory borrower interest rate is below an indexed market value. Subject to conditions, a program of federal reinsurance under the Higher Education Act entitles guarantee agencies to reimbursement from the Department of Education for between 75% and 100% of the amount of each guarantee payment.

   Four types of student loans are currently authorized under the Higher Education Act:

   . Subsidized Stafford Loans to students who demonstrate requisite financial need;

   . Unsubsidized Stafford Loans to students who either do not demonstrate financial need or require additional loans to supplement their Subsidized Stafford Loans;

   . Parent Loans for Undergraduate Students, known as "PLUS Loans," to parents of dependent students whose estimated costs of attending school exceed other available financial aid; and

   . Consolidation Loans, which consolidate into a single loan a borrower's obligations under various federally authorized student loan programs.

   Before July 1, 1994, the Higher Education Act also authorized loans called "Supplemental Loans to Students" or "SLS Loans" to independent students and, under some circumstances, dependent undergraduate students, to supplement their Subsidized Stafford Loans. The SLS program was replaced by the Unsubsidized Stafford Loan program.

   This appendix describes or summarizes the material provisions of the Higher Education Act, the FFELP and related statutes and regulations. It, however, is not complete and is qualified in its entirety by reference to each actual statute, and regulation. Both the Higher Education Act and the related regulations have been the subject of extensive amendments in recent years. Accordingly, we can not predict whether future amendments or modifications might materially change any of the programs described in this appendix or the statutes and regulations that implement them.

Legislative Matters

   The FFELP is subject to comprehensive reauthorization every 6 years and to frequent statutory and regulatory changes. The most recent reauthorization was the Higher Education Amendments of 1998. Since the 1998 reauthorization, the Higher Education Act has been amended by the Ticket to Work and Work Incentives Improvement Act of 1999 and the Consolidated Appropriations Act of 2001.

   In 1993 Congress created the William D. Ford Federal Direct Loan Program ("FDLP") under which Stafford, PLUS and Consolidation Loans are funded directly by the U.S. Department of Treasury.

   The 1998 reauthorization extended the principal provisions of the FFELP and the FDLP to October 1, 2003. This legislation, as modified by the 1999 act, lowered both the borrower interest rate on Stafford Loans to a formula based on the 91-day Treasury bill rate plus 2.3 percent (1.7 percent during in-school and grace periods) and the lender's rate after special allowance payments to the 91-day Treasury bill rate plus 2.8 percent (2.2 percent during in-school and grace periods) for loans originated on or after October 1, 1998 and before July 1, 2003. The borrower interest rate on PLUS loans originated during this period is equal to the 91-day Treasury bill rate plus 3.1 percent.

   The 1999 act changed the financial index on which special allowance payments are computed on new loans from the 91-day Treasury bill rate to the three-month commercial paper rate (financial) for FFELP loans disbursed on or after January 1, 2000 and before July 1, 2003. For these FFELP loans, the special allowance payments to lenders are based upon the three-month commercial paper (financial) rate plus 2.34% (1.74% during in-school and grace periods). The 1999 act did not change the rate that the borrower pays on FFELP loans.

   The 2001 act changed the financial index on which the interest rate for some borrowers of SLS and PLUS loans are computed. The index was changed from the 1-year Treasury bill rate to the weekly average one-year constant maturity Treasury yield.

   The 1998 reauthorization maintained interest rates for borrowers of Federal Direct Consolidation Loans whose applications were received prior to February 1, 1999 at 7.46 percent, which rates are adjusted annually based on a formula equal to the 91-day Treasury bill rate plus 2.3 percent. The borrower interest rates on Federal Direct Consolidation Loans for borrowers whose applications are received on or after February 1, 1999 and before July 1, 2003 is a fixed rate equal to the lesser of the weighted average of the interest rates of the loans consolidated, adjusted up to the nearest one-eighth of one percent, and 8.25%. This is the same rate that the 1998 legislation set on FFELP Consolidation Loans for borrowers whose applications are received on or after October 1, 1998 and before July 1, 2003. The 1998 legislation, as modified by the 1999 act, sets the special allowance payment rate for FFELP Consolidation Loans at the three-month commercial paper rate plus 2.64% for loans disbursed on or after January 1, 2000 and before July 1, 2003. Lenders of FFELP Consolidation Loans pay a reinsurance fee to the US Department of Education. All other guaranty fees may be passed on to the borrower.

Eligible Lenders, Students and Educational Institutions

   Lenders eligible to make loans under the FFELP generally include banks, savings and loan associations, credit unions, pension funds and, under some conditions, schools and guarantors. A student loan may be made to, or on behalf of, a "qualified student". A "qualified student" is an individual who

   .  is a United States citizen, national or permanent resident;

   . has been accepted for enrollment or is enrolled and is maintaining satisfactory academic progress at a participating educational institution;

   . is carrying at least one-half of the normal full-time academic workload for the course of study the student is pursuing; and

   .  meets the financial need requirements for the particular loan program.

   Eligible schools include institutions of higher education, including proprietary institutions, meeting the standards provided in the Higher Education Act. For a school to participate in the program, the Department of Education must approve its eligibility under standards established by regulation.

Financial Need Analysis

   Subject to program limits and conditions, student loans generally are made in amounts sufficient to cover the student's estimated costs of attending school, including tuition and fees, books, supplies, room and board, transportation and miscellaneous personal expenses as determined by the institution. Each Stafford Loan applicant (and parents in the case of a dependent child) must undergo a financial need analysis. This requires the applicant (and parents in the case of a dependent child) to submit a financial data to a federal processor. The federal processor evaluates the parents' and student's financial condition under federal guidelines and calculates the amount that the student and the family are expected to contribute towards the student's cost of education. After receiving information on the family contribution, the institution then subtracts the family contribution from the student's costs to attend the institution to determine the student's need for financial aid. Some of this need is met by grants, scholarships, institutional loans and work assistance. A student's "unmet need" is further reduced by the amount of Stafford Loans for which the borrower is eligible.

Special Allowance Payments

   The Higher Education Act provides for quarterly special allowance payments to be made by the Department of Education to holders of student loans to the extent necessary to ensure that they receive at least specified market interest rates of return. The rates for special allowance payments depend on formulas that vary according to the type of loan, the date the loan was made and the type of funds, tax-exempt or taxable, used to finance the loan. The Department makes a special allowance payment for each calendar quarter.

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

   (2) subtracting the applicable borrower interest rate;

   (3) adding the applicable special allowance margin described in the table below; and

   (4) dividing the resultant percentage by 4.

   If the result is negative, the special allowance payment is zero.

Date of First
Disbursement                                Special Allowance Margin
-------------          -------------------------------------------------------------------
Before 10/17/86        3.50%
From 10/17/86 through
 09/30/92              3.25%
From 10/01/92 through
 06/30/95              3.10%
From 07/01/95 through  2.50% for Stafford Loans that are in In--School, Grace or Deferment
 06/30/98
                       3.10% for Stafford Loans that are in Repayment and all other loans
From 07/01/98 through
 12/31/99              2.20% for Stafford Loans that are in In--School,Grace or Deferment
                       2.80% for Stafford Loans that are in Repayment
                       3.10% for PLUS, SLS and Consolidation loans

   For student loans disbursed after January 1, 2000, the special allowance percentage is computed by:

   (1) determining the average of the bond equivalent rates of 3-month commercial paper (financial) rates quoted for that quarter;

   (2) subtracting the applicable borrower interest rate;

   (3) adding the applicable special allowance margin described in the table below; and

   (4) dividing the resultant percentage by 4.

   If the result is negative, the special allowance payment is zero.

Date of First
Disbursement                                Special Allowance Margin
-----------------      ------------------------------------------------------------------
From 01/01/00 through
 06/30/03              1.74% for Stafford Loans that are in In-School, Grace or Deferment
                       2.34% for Stafford Loans that are in Repayment
                       2.64% for PLUS and Consolidation loans

   Special allowance payments are available on variable rate PLUS Loans and SLS Loans made on or after July 1, 1987 and before July 1, 1994 and on any PLUS Loans made on or after July 1, 1998, only if the variable rate, which is reset annually, based on the weekly average one-year constant maturity Treasury yield for loans made before July 1, 1998 and based on the 91-day Treasury bill for loans made on or after July 1, 1998, exceeds the applicable maximum borrower rate. The maximum borrower rate is between 9% and 12%.

Stafford Loan Program

   For Stafford Loans, the Higher Education Act provides for:

  . federal insurance or reinsurance of Stafford Loans made by eligible lenders to qualified students;

   . federal interest subsidy payments on Subsidized Stafford Loans paid by the Department of Education to holders of the loans in lieu of the borrowers' making interest payments; and

   . special allowance payments representing an additional subsidy paid by the Department to the holders of eligible Stafford Loans.

   We refer to all three types of assistance as "federal assistance".

   Interest. The borrower's interest rate on a Stafford Loan can be fixed or variable. Stafford Loan interest rates are presented below.

                                                          Maximum
                                                         Borrower
Trigger Date                   Borrower Rate               Rate              Interest Rate Margin
---------------        ----------------------------- ----------------- --------------------------------
Before 01/01/81        7%                            7%                N/A
From 01/01/81 through
09/12/83               9%                            9%                N/A
From 09/13/83 through
06/30/88               8%                            8%                N/A
From 07/01/88 through  8% for 48 months;             8% for 48 months, 3.25% for loans made before
09/30/92               thereafter, 91-day Treasury + then 10%          7/23/92 and for loans made on
                       Interest Rate Margin                            or before 10/1/92 to new student
                                                                       borrowers;
                                                                       3.10% for loans made after
                                                                       7/23/92 and before 7/1/94 to
                                                                       borrowers with outstanding FFELP
                                                                       loans

                                            Maximum
Trigger                                     Borrower
Date                      Borrower Rate       Rate       Interest Rate Margin
---------------        -------------------- -------- -----------------------------
From 10/01/92 through  91-day Treasury +     9%      3.10%
06/30/94               Interest Rate Margin
From 07/01/94 through  91-day Treasury +     8.25%   3.10%
 06/30/95              Interest Rate Margin
From 07/01/95 through  91-day Treasury +     8.25%   2.50% (In-School, Grace or
 06/30/98              Interest Rate Margin          Deferment); 3.10% (Repayment)
From 07/01/98          91-day Treasury +     8.25%   1.70% (In-School, Grace or
                       Interest Rate Margin          Deferment); 2.30% (Repayment)

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

   The rate for variable rate Stafford Loans applicable for any 12-month period beginning on July 1 and ending on June 30 is determined on the preceding June 1 and is equal to the lesser of:

  .  the applicable maximum borrower rate and

  .  the sum of

   . the bond equivalent rate of 91-day Treasury bills auctioned at the final auction held before that June 1, and

  .  the applicable interest rate margin.

   Interest Subsidy Payments. The Department of Education is responsible for paying interest on Subsidized Stafford Loans:

  .  while the borrower is a qualified student,

  .  during the grace period, and

  .  during prescribed deferral periods.

   The Department of Education makes quarterly interest subsidy payments to the owner of a Subsidized Stafford Loan in an amount equal to the interest that accrues on the unpaid balance of that loan before repayment begins or during any deferral periods. The Higher Education Act provides that the owner of an eligible Subsidized Stafford Loan has a contractual right against the United States to receive interest subsidy and special allowance payments in. However, receipt of interest subsidy and special allowance payments is conditioned on compliance with the requirements of the Higher Education Act, including the following:

  .  satisfaction of need criteria, and

  .  continued eligibility of the loan for federal reinsurance.

   If the loan is not held by an eligible lender in accordance with the requirements of the Higher Education Act and the applicable guarantee agreement, the loan may lose its federal assistance.

   Lenders generally receive interest subsidy and special allowance payments within 45 days to 60 days after submitting the applicable data for any given calendar quarter to the Department of Education. However, there can be no assurance that payments will, in fact, be received from the Department within that period.

   Loan Limits. The Higher Education Act generally requires that lenders disburse student loans in at least two equal disbursements. The Act limits the amount a student can borrow in any academic year. The following chart shows current and historic loan limits.

                                                           Independent Students
                                                           ---------------------
 Borrower's Academic Level             All Students        Additional   Maximum
 Base Amount Subsidized    Subsidized  Subsidized          Unsubsidized Annual
 and Unsubsidized on       on or after and Unsubsidized    only on or   Total
 or after 10/1/93          1/1/87      on or after 10/1/93 after 7/1/94 Amount
 ------------------------- ----------- ------------------- ------------ --------
 Undergraduate (per year):
   1st year...............   $ 2,625         $ 2,625         $ 4,000    $  6,625
   2nd year...............   $ 2,625         $ 3,500         $ 4,000    $  7,500
   3rd year and above.....   $ 4,000         $ 5,500         $ 5,000    $ 10,000
 Graduate (per year)......   $ 7,500         $ 8,500         $10,000    $ 18,500
 Aggregate Limit:
   Undergraduate..........   $17,250         $23,000         $23,000    $ 46,000
   Graduate (including
    undergraduate)........   $54,750         $65,500         $73,000    $138,500

   For the purposes of the table above:

  .  The loan limits include both FFELP and FDLP loans.

   . The amounts in the middle column represent the combined maximum loan amount per year for Subsidized and Unsubsidized Stafford Loans. Accordingly, the maximum amount that a student may borrow under an Unsubsidized Stafford Loan is the difference between the combined maximum loan amount and the amount the student received in the form of a Subsidized Stafford Loan.

   Independent undergraduate students, graduate students and professional students may borrow the additional amounts shown in the next to last column. Dependent undergraduate students may also receive these additional loan amounts if their parents are unable to provide the family contribution amount and it is unlikely that the will qualify for a PLUS Loan.

  . Students attending certain medical schools are eligible for higher annual and aggregate loan limits.

   . The annual loan limits are sometimes reduced when the student is enrolled in a program of less than one academic year or has less than a full academic year remaining in his program.

   Repayment. In general, repayment of principal on a Stafford Loan does not begin while the borrower remains a qualified student, but only after the applicable grace period, usually 6 months. In general, each loan must be scheduled for repayment over a period of not more than 10 years after repayment begins. New borrowers on or after October 7, 1998 who accumulate outstanding loans under the FFELP totaling more than $30,000 are entitled to extend repayment for up to 25 years, subject to minimum repayment amounts and Consolidation loan borrowers may be scheduled for repayment up to 30 years depending on the borrower's indebtedness. The Higher Education Act currently requires minimum annual payments of $600, unless the borrower and the lender agree to lower payments, except that negative amortization is not allowed. The Act and related regulations require lenders to offer the choice of a standard, graduated, income-sensitive and extended repayment schedule, if applicable, to all borrowers entering repayment.

   Grace Periods, Deferral Periods and Forbearance Periods. After the borrower stops pursuing at least a half-time course of study, he generally must begin to repay principal of a Stafford Loan following the grace period. However, no principal repayments need be made, subject to some conditions, during deferment and forbearance periods.

   For borrowers whose first loans are disbursed on or after July 1, 1993, repayment of principal may be deferred, subject to a maximum deferment of 3 years:

   . while the borrower returns to school at least half-time or is enrolled in an approved graduate fellowship program or rehabilitation program; or

  .  when the borrower is seeking, but unable to find, full-time employment;
     or

   . when the lender determines that repayment will cause the borrower economic hardship, as defined in the Act.

   The Higher Education Act also permits, and in some cases requires, "forbearance" periods from loan collection in some circumstances. Interest that accrues during forbearance is never subsidized.

PLUS and SLS Loan Programs

   The Higher Education Act authorizes PLUS Loans to be made to parents of eligible dependent students and previously authorized SLS Loans to be made to the categories of students now served by the Unsubsidized Stafford Loan program. Only parents who have no adverse credit history or who are able to secure an endorser without an adverse credit history are eligible for PLUS Loans. The basic provisions applicable to PLUS and SLS Loans are similar to those of Stafford Loans for federal insurance and reinsurance. However, interest subsidy payments are not available under the PLUS and SLS programs and, in some instances, special allowance payments are more restricted.

   Loan Limits. PLUS and SLS Loans disbursed before July 1, 1993 were limited to $4,000 per academic year with a maximum aggregate amount of $20,000. The annual loan limits for SLS Loans first disbursed on or after July 1, 1993 range from $4,000 for first and second year undergraduate borrowers to $10,000 for graduate borrowers, with a maximum aggregate amount of $23,000 for undergraduate borrowers and $73,000 for graduate and professional borrowers.

   The annual and aggregate amounts of PLUS Loans first disbursed on or after July 1, 1993 are limited only to the difference between the cost of the student's education and other financial aid received, including scholarship, grants and other student loans.

   Interest. The interest rate for a PLUS or SLS Loan depends on the date of disbursement a period of enrollment. The interest rates for PLUS Loans and SLS Loans are presented in the following chart. Until July 1, 2001, the 1-year index is the bond equivalent rate of 52-week Treasury bills auctioned at the final auction held prior to each June 1. Beginning July 1, 2001, the 1-year index is the weekly average 1-year constant maturity Treasury yield determined the preceding June 26.

                                                                   Maximum
                                                                  Borrower
Trigger Date                       Borrower Rate                    Rate        Interest Rate Margin
---------------------  -------------------------------------- ----------------- --------------------
Before 10/01/81        9%                                     9%                       N/A
From 10/01/81 through
 10/30/82              14$                                    14$                      N/A
From 11/01/82 through
 06/30/87              12%                                    12%                      N/A
From 07/01/87 through
 09/30/92              1-year Index + Interest Rate Margin    12%                      3.25%
From 10/01/92 through  1-year Index + Interest Rate Margin    PLUS 10%, SLS 11%        3.10%
 06/30/94
From 07/01/94 through  1-year Index + Interest Rate Margin    9%                       3.10%
 06/30/98
After 6/30/98          91-day Treasury + Interest Rate Margin 9%                       3.10%

   For PLUS and SLS Loans made before October 1, 1992, the trigger date is the first day of the enrollment period for which the loan was made. For PLUS and SLS Loans made on or after October 1, 1992, the trigger date is the date of the disbursement of the loan.

   For PLUS or SLS Loans that bear a variable rate, the rate is set annually for 12-month periods, from July 1 through June 30, on the preceding June 1 and is equal to the lesser of:

  .  the applicable maximum borrower rate

     and

  .  the sum of:

    . the 1-year Index or the bond equivalent rate of 3-month Treasury bills, as applicable,

       and

    .  the applicable interest rate margin.

   A holder of a PLUS or SLS Loan is eligible to receive special allowance payments during any quarter if:

  .  the borrower rate is set at the maximum borrower rate and

   . the sum of the average of the bond equivalent rates of 3-month Treasury bills auctioned during that quarter and the applicable interest rate margin exceeds the maximum borrower rate.

   Repayment, Deferments. Borrowers begin to repay principal of their PLUS and SLS Loans no later than 60 days after the final disbursement, subject to deferment and forbearance provisions. Borrowers may defer and capitalize repayment of interest during periods of educational enrollment, unemployment and economic hardship, as defined in the Act. Maximum loan repayment periods and minimum payment amounts for PLUS and SLS Loans are the same as those for Stafford Loans.

Consolidation Loan Program

   The Higher Education Act also authorizes a program under which borrowers may consolidate one or more of their student loans into a single Consolidation Loan that is insured and reinsured on a basis similar to Stafford and PLUS Loans. Consolidation Loans are made in an amount sufficient to pay outstanding principal, unpaid interest, late charges and collection costs on all federally reinsured student loans incurred under the FFELP that the borrower selects for consolidation, as well as loans made under various other federal student loan programs and loans made by different lenders. Under this program, a lender may make a Consolidation Loan to an eligible borrower who requests it so long as the lender holds all the outstanding FFELP loans of the borrower; or the borrower has multiple holders of his outstanding student loans or his holder does not offer Consolidation loans. Under certain circumstances, a FFELP borrower may obtain a Consolidation Loan under the FDLP.

   Consolidation Loans made on or after July 1, 1994 have no minimum loan amount, although Consolidation Loans for less than $7,500 do not enjoy an extended repayment period. Applications for Consolidation Loans received on or after January 1, 1993 but before July 1, 1994 were available only to borrowers who had aggregate outstanding student loan balances of at least $7,500. For applications received before January 1, 1993, Consolidation Loans were available only to borrowers who had aggregate outstanding student loan balances of at least $5,000.

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

   Consolidation Loans bear interest at a fixed rate equal to the greater of the weighted average of the interest rates on the unpaid principal balances of the consolidated loans and 9% for loans originated before July 1, 1994. For Consolidation Loans made on or after July 1, 1994 and for which applications were received before November 13, 1997, the weighted average interest rate is rounded up to the nearest whole percent. Consolidation Loans made on or after July 1, 1994 for which applications were received on or after November 13, 1997 through September 30, 1998 bear interest at the annual variable rate applicable to Stafford Loans subject to a cap of 8.25%. Consolidation Loans for which the application is received on or after October 1, 1998 bear interest at a fixed rate equal to the weighted average interest rate of the loans being consolidated rounded up to the nearest one-eighth of one percent, subject to a cap of 8.25%.

   Interest on Consolidation Loans accrues and, for applications received before January 1, 1993, is paid without interest subsidy by the Department. For Consolidation Loans for which applications were received between January 1 and August 10, 1993, all interest of the borrower is paid during all deferral periods. Consolidation Loans for which applications were received on or after August 10, 1993 are only subsidized if all of the underlying loans being consolidated were Subsidized Stafford Loans. In the case of Consolidation Loans made on or after November 13, 1997, the portion of a Consolidation Loan that is comprised of Subsidized Stafford Loans retains subsidy benefits during deferral periods.

   No insurance premium is charged to a borrower or a lender in connection with a Consolidation Loan. However, lenders must pay a monthly rebate fee to the Department at an annualized rate of 1.05% on principal and interest on Consolidation Loans for loans disbursed on or after October 1, 1993, and at an annualized rate of 0.62% for Consolidation Loan applications received between October 1, 1998 and January 31, 1999. The rate for special allowance payments for Consolidation Loans is determined in the same manner as for other FFELP loans.

   A borrower must begin to repay his Consolidation Loan within 60 days after his consolidated loans have been discharged. For applications received on or after January 1, 1993, repayment schedule options include graduated or income-sensitive repayment plans, and loans are repaid over periods determined by the sum of the Consolidation Loan and the amount of the borrower's other eligible student loans outstanding. The lender may, at its option, include graduated and income-sensitive repayment plans in connection with student loans for which the applications were received before that date. The maximum maturity schedule is 30 years for indebtedness of $60,000 or more.

   A borrower must consolidate his loans with his current lender if he has only FFELP loans, they are all held by the same holder and that holder makes Consolidation Loans. Otherwise, the borrower may consolidate his loans with any lender or, if he has FDLP loans or applies for an income-sensitive repayment plan, with the FDLP.

Guarantee Agencies under the FFELP

   Under the FFELP, guarantee agencies guarantee loans made by eligible lending institutions. Student loans are guaranteed as to 100% of principal and accrued interest against death or discharge. The guarantor also pays 100% of the unpaid principal and accrued interest on PLUS Loans, where the student on whose behalf the loan was borrowed dies. Guarantee agencies also guarantee lenders against default. For loans that were made before October 1, 1993, lenders are insured for 100% of the principal and unpaid accrued interest. Since October 1, 1993, lenders are insured for 98% of principal and accrued interest.

   The Secretary of Education reinsures guarantors for amounts paid to lenders on loans that are discharged or default. The reimbursement on discharged loans is for 100% of the amount paid to the holder. The reimbursement rate for defaulted loans decreases as a guarantor's default rate increases. The first trigger for a lower reinsurance rate is when the amount of defaulted loan reimbursements exceeds 5% of the amount of all loans guaranteed by the agency in repayment status at the beginning of the federal fiscal year. The second trigger is when the amount of defaults exceeds 9% of the loans in repayment. Guarantee agency reinsurance rates are presented in the table below.

                 Claims Paid Date                  Maximum 5% Trigger 9% Trigger
                 ----------------                  ------- ---------- ----------
Before October 1, 1993............................  100%      90%        80%
October 1, 1993--September 30, 1998...............   98%      88%        78%
On or after October 1, 1998.......................   95%      85%        75%

   After the Secretary reimburses a guarantor for a default claim, the guarantor attempts to collect the loan from the borrower. However, the Secretary requires that the defaulted guaranteed loans be assigned to the Department of Education when the guarantor is not successful. A guarantor also refers defaulted guaranteed loans to the Secretary to "offset" any federal income tax refunds or other federal reimbursement which may be due the borrowers. Some states have similar offset programs.

   To be eligible for federal reinsurance, guaranteed loans must be made by an eligible lender and meet the requirements of the regulations issued under the Higher Education Act. Generally, these regulations require that lenders determine whether the applicant is an eligible borrower attending an eligible institution, explain to borrowers their responsibilities under the loan, ensure that the promissory notes evidencing the loan are executed by the borrower; and disburse the loan proceeds as required. After the loan is made, the lender must establish repayment terms with the borrower, properly administer deferrals and forbearances and credit the borrower for payments made. If a borrower becomes delinquent in repaying a loan, a lender must perform collection procedures that vary depending upon the length of time a loan is delinquent. The collection procedures consist of telephone calls, demand letters, skiptracing procedures and requesting assistance from the guarantor.

   A lender may submit a default claim to the guarantor after the related student loan has been delinquent for at least 270 days. The guarantor must review and pay the claim within 90 days after the lender filed it. The guarantor will pay the lender interest accrued on the loan for up to 450 days after delinquency. The guarantor must file a reimbursement claim with the Secretary within 45 days after the guarantor paid the lender for the default claim.

Student Loan Discharges

   FFELP loans are not generally dischargeable in bankruptcy. Under the United States Bankruptcy Code, before a student loan may be discharged, the borrower must demonstrate that repaying it would cause the borrower or his family undue hardship. When a FFELP borrower files for bankruptcy, collection of the loan is suspended during the time of the proceeding. If the borrower files under the "wage earner" provisions of the Bankruptcy Code or files a petition for discharge on the ground of undue hardship, then the lender transfers the loan to the guarantee agency which then participates in the bankruptcy proceeding. When the proceeding is complete, unless there was a funding of undue hardship, the loan is transferred back to the lender and collection resumes.

   Student loans are discharged if the borrower becomes totally and permanently disabled. A physician must certify eligibility for discharge.

   If a school closes while a student is enrolled, or within 90 days after the student withdrew, loans made for that enrollment period are discharged. If a school falsely certifies that a borrower is eligible for the loan, the loan may be discharged. And if a school fails to make a refund to which a student is entitled, the loan is discharged to the extent of the unpaid refund.

Rehabilitation of Defaulted Loans

   The Secretary of Education is authorized to enter into agreements with the guarantor under which the guarantor may sell defaulted loans that are eligible for rehabilitation to an eligible lender. For a loan to be eligible for rehabilitation, the guarantor must have received reasonable and affordable payments for 12 months, then the borrower may request that the loan be sold. Because monthly payments are usually greater after rehabilitation, not all borrowers opt for rehabilitation. Upon rehabilitation, a loan is eligible for all the benefits under the Higher Education Act for which it would have been eligible had no default occurred and the negative credit record is expunged. No student loan may be rehabilitated more than once.

Guarantor Funding

   In addition to providing the primary guarantee on FFELP loans, guarantee agencies are charged, under the Higher Education Act, with responsibility for maintaining records on all loans on which it has issued a guarantee ("account maintenance"), assisting lenders to prevent default by delinquent borrowers ("default aversion"), post-default loan administration and collections and program awareness and oversight. These activities are funded by revenues from the following statutorily prescribed sources plus earnings on investments.

Source                                                         Basis
-----------------        ----------------------------------------------------------------------------------
Insurance Premium        Up to 1% of the principal amount guaranteed, withheld from the proceeds of each loan disbursement.
Loan Processing and      0.65% of the principal amount guaranteed, paid by the Department of Education.
Origination Fee
Account Maintenance Fee  0.10% of the original principal amount of loans outstanding,paid by the
                         Department of Education.
Default Aversion Fee     1% of the outstanding amount of loans that were reported delinquent but did not default within 300 days thereafter, paid by transfers out of the Student
                         Loan Reserve Fund.
Collection Retention     24% of the amount collected on loans on which reinsurance has been paid (18.5%
                         collected for a defaulted loan that is purchased by a lender for rehabilitation or consolidation), withheld from gross receipts.
-----------------------------------------------------------------------------------------------------------

   Under the Higher Education Act, the Loan Processing and Origination Fee will decline to 0.40% and the Collection Retention will decline to 23% beginning October 1, 2003.

   The Act requires guaranty agencies to establish two funds: a Student Loan Reserve Fund and an Agency Operating Fund. The Student Loan Reserve Fund contains the reinsurance payments received from the Department, Insurance Premiums and the Collection Retention. The fund is federal property and its assets may only be used to pay insurance claims and to pay Default Aversion Fees. The Agency Operating Fund is the guarantor's property and is not subject to strict limitations on its use.

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