Form 10-Q
period 2001-03-31
USA EDUCATION INC
filed 2001-05-15
CIK 1032033

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           CLASS                    OUTSTANDING AT MARCH 31, 2001
----------------------------        -----------------------------
Common Stock, $.20 par value             162,968,769 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              USA EDUCATION, INC.
                                   FORM 10-Q
                                     INDEX
                                 MARCH 31, 2001

PART I. FINANCIAL INFORMATION
  Item 1.  Financial Statements........................................    3
  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   14
PART II. OTHER INFORMATION
  Item 1.  Legal Proceedings...........................................   31
  Item 2.  Changes in Securities.......................................   31
  Item 3.  Defaults Upon Senior Securities.............................   31
  Item 4.  Submission of Matters to a Vote of Security Holders.........   31
  Item 5.  Other Information...........................................   31
  Item 6.  Exhibits and Reports on Form 8-K............................   31
Signatures.............................................................   32

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              USA EDUCATION, INC.
                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Student loans...............................................  $38,524,502   $37,647,297
Warehousing advances........................................    1,013,768       987,352
Academic facilities financings
  Bonds--available-for-sale.................................      493,190       498,775
  Loans.....................................................      343,960       352,393
                                                              -----------   -----------
    Total academic facilities financings....................      837,150       851,168
Investments
  Trading...................................................        1,957            --
  Available-for-sale........................................    4,700,342     4,244,762
  Held-to-maturity..........................................    1,015,438       961,260
                                                              -----------   -----------
    Total investments.......................................    5,717,737     5,206,022
Cash and cash equivalents...................................    1,055,928       734,468
Other assets, principally accrued interest receivable.......    3,719,544     3,365,481
                                                              -----------   -----------
    Total assets............................................  $50,868,629   $48,791,788
                                                              ===========   ===========

LIABILITIES
Short-term borrowings.......................................  $37,473,211   $30,463,988
Long-term notes.............................................    9,849,246    14,910,939
Other liabilities...........................................    1,912,111     1,787,642
                                                              -----------   -----------
    Total liabilities.......................................   49,234,568    47,162,569
                                                              -----------   -----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY.............................      213,883       213,883

STOCKHOLDERS' EQUITY
Preferred stock, Series A, par value $.20 per share,
  20,000,000 shares authorized: 3,300,000 shares issued at
  stated value of $50 per share.............................      165,000       165,000
Common stock, par value $.20 per share, 250,000,000 shares
  authorized: 195,699,344 and 190,851,936 shares issued,
  respectively..............................................       39,140        38,170
Additional paid-in capital..................................      424,543       225,211
Unrealized gains on investments (net of tax of $237,046 and
  $167,624, respectively)...................................      440,228       311,301
Retained earnings...........................................    1,809,316     1,810,902
                                                              -----------   -----------
Stockholders' equity before treasury stock..................    2,878,227     2,550,584
Common stock held in treasury at cost:
  32,730,575 and 26,707,091 shares, respectively............    1,458,049     1,135,248
                                                              -----------   -----------
    Total stockholders' equity..............................    1,420,178     1,415,336
                                                              -----------   -----------
    Total liabilities and stockholders' equity..............  $50,868,629   $48,791,788
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED MARCH 31,
                                                              -------------------------------
                                                                 2001                2000
                                                              -----------         -----------
                                                              (UNAUDITED)         (UNAUDITED)
INTEREST INCOME:
  Student loans.............................................   $713,033            $667,657
  Warehousing advances......................................     14,585              16,699
  Academic facilities financings:
    Taxable.................................................      8,035               8,894
    Tax-exempt..............................................      6,167               8,275
                                                               --------            --------
  Total academic facilities financings......................     14,202              17,169
  Investments...............................................    132,853             118,191
                                                               --------            --------
Total interest income.......................................    874,673             819,716
INTEREST EXPENSE:
  Short-term debt...........................................    510,670             573,056
  Long-term debt............................................    184,195              84,791
                                                               --------            --------
Total interest expense......................................    694,865             657,847
                                                               --------            --------
Net interest income.........................................    179,808             161,869
Less: provision for losses..................................     13,599               9,438
                                                               --------            --------
Net interest income after provision for losses..............    166,209             152,431
                                                               --------            --------
OTHER INCOME:
  Gains on student loan securitizations.....................      9,478              42,330
  Servicing and securitization revenue......................    120,011              62,119
  Gains (losses) on sales of securities.....................    (23,590)             43,002
  Guarantor servicing fees..................................     55,183                  --
  Derivative market value adjustment........................   (137,276)                 --
  Other.....................................................     30,672              28,140
                                                               --------            --------
Total other income..........................................     54,478             175,591
                                                               --------            --------
OPERATING EXPENSES:
  Salaries and benefits.....................................     92,567              53,871
  Other.....................................................     74,806              42,367
                                                               --------            --------
Total operating expenses....................................    167,373              96,238
                                                               --------            --------
Income before income taxes and minority interest in net
  earnings of subsidiary....................................     53,314             231,784
                                                               --------            --------
INCOME TAXES:
  Current...................................................     39,137             141,361
  Deferred..................................................    (18,298)            (65,900)
                                                               --------            --------
Total income taxes..........................................     20,839              75,461
Minority interest in net earnings of subsidiary.............      2,674               2,674
                                                               --------            --------
NET INCOME..................................................     29,801             153,649
Preferred stock dividends...................................      2,875               2,907
                                                               --------            --------
Net income attributable to common stock.....................   $ 26,926            $150,742
                                                               ========            ========
Basic earnings per share....................................   $   0.17            $   0.96
                                                               ========            ========
Average common shares outstanding...........................    163,051             157,197
                                                               ========            ========
Diluted earnings per share..................................   $   0.16            $   0.93
                                                               ========            ========
Average common and common equivalent shares outstanding.....    169,939             162,256
                                                               ========            ========

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                     PREFERRED             COMMON STOCK SHARES                                    ADDITIONAL
                                       STOCK     ---------------------------------------   PREFERRED    COMMON     PAID-IN
                                      SHARES       ISSUED       TREASURY     OUTSTANDING     STOCK      STOCK      CAPITAL
                                     ---------   -----------   -----------   -----------   ---------   --------   ----------
BALANCE AT DECEMBER 31, 1999.......  3,300,000   186,069,619   (28,493,072)  157,576,547   $165,000    $37,214     $ 62,827
Comprehensive income:
  Net Income.......................
  Other comprehensive income, net
    of tax:
    Change in unrealized gains
      (losses) on investments, net
      of tax.......................
  Comprehensive income.............
  Cash dividends:
    Common stock ($.16 per
      share).......................
    Preferred stock ($.88 per
      share).......................
Issuance of common shares..........                  167,476                     167,476                    33        7,647
Premiums on equity forward purchase
  contracts........................                                                                                  (9,734)
Repurchase of common shares........                             (1,139,837)   (1,139,837)
                                     ---------   -----------   -----------   -----------   --------    -------     --------
BALANCE AT MARCH 31, 2000..........  3,300,000   186,237,095   (29,632,909)  156,604,186   $165,000    $37,247     $ 60,740
                                     =========   ===========   ===========   ===========   ========    =======     ========

BALANCE AT DECEMBER 31, 2000.......  3,300,000   190,851,936   (26,707,091)  164,144,845   $165,000    $38,170     $225,211
Comprehensive income:
  Net income.......................
  Other comprehensive income, net
    of tax:
    Change in unrealized gains
      (losses) on investments, net
      of tax.......................
  Comprehensive income.............
  Cash dividends:
    Common stock ($.18 per
      share).......................
    Preferred stock ($.87 per
      share).......................
Issuance of common shares..........                4,847,408                   4,847,408                   970      207,386
Premiums on equity forward purchase
  contracts........................                                                                                  (8,054)
Repurchase of common shares........                             (6,023,484)   (6,023,484)
                                     ---------   -----------   -----------   -----------   --------    -------     --------
BALANCE AT MARCH 31, 2001..........  3,300,000   195,699,344   (32,730,575)  162,968,769   $165,000    $39,140     $424,543
                                     =========   ===========   ===========   ===========   ========    =======     ========

                                     UNREALIZED
                                        GAINS                                      TOTAL
                                     (LOSSES) ON    RETAINED      TREASURY     STOCKHOLDERS'
                                     INVESTMENTS    EARNINGS       STOCK          EQUITY
                                     -----------   ----------   ------------   -------------
BALANCE AT DECEMBER 31, 1999.......   $297,735     $1,462,034   $ (1,183,896)    $  840,914
Comprehensive income:
  Net Income.......................                   153,649                       153,649
  Other comprehensive income, net
    of tax:
    Change in unrealized gains
      (losses) on investments, net
      of tax.......................     (2,364)                                      (2,364)
                                                                                 ----------
  Comprehensive income.............                                                 151,285
  Cash dividends:
    Common stock ($.16 per
      share).......................                   (25,139)                      (25,139)
    Preferred stock ($.88 per
      share).......................                    (2,907)                       (2,907)
Issuance of common shares..........                                                   7,680
Premiums on equity forward purchase
  contracts........................                                                  (9,734)
Repurchase of common shares........                                  (49,573)       (49,573)
                                      --------     ----------   ------------     ----------
BALANCE AT MARCH 31, 2000..........   $295,371     $1,587,637   $ (1,233,469)    $  912,526
                                      ========     ==========   ============     ==========
BALANCE AT DECEMBER 31, 2000.......   $311,301     $1,810,902   $ (1,135,248)    $1,415,336
Comprehensive income:
  Net income.......................                    29,801                        29,801
  Other comprehensive income, net
    of tax:
    Change in unrealized gains
      (losses) on investments, net
      of tax.......................    128,927                                      128,927
                                                                                 ----------
  Comprehensive income.............                                                 158,728
  Cash dividends:
    Common stock ($.18 per
      share).......................                   (28,512)                      (28,512)
    Preferred stock ($.87 per
      share).......................                    (2,875)                       (2,875)
Issuance of common shares..........                                                 208,356
Premiums on equity forward purchase
  contracts........................                                                  (8,054)
Repurchase of common shares........                                 (322,801)      (322,801)
                                      --------     ----------   ------------     ----------
BALANCE AT MARCH 31, 2001..........   $440,228     $1,809,316   $ (1,458,049)    $1,420,178
                                      ========     ==========   ============     ==========

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2001            2000
                                                              -------------   -------------
                                                               (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES
Net income..................................................  $      29,801   $     153,649
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    (Gains) on student loan securitizations.................         (9,478)        (42,330)
    Losses (gains) on sales of securities...................         23,590         (43,002)
    Provision for losses....................................         13,599           9,438
    (Increase) decrease in accrued interest receivable......       (114,030)         44,390
    (Decrease) in accrued interest payable..................        (73,952)         (4,289)
    (Increase) in other assets..............................       (130,816)         (2,900)
    Increase in other liabilities...........................        167,408          42,704
                                                              -------------   -------------
      Total adjustments.....................................       (123,679)          4,011
                                                              -------------   -------------
Net cash (used in) provided by operating activities.........        (93,878)        157,660
                                                              -------------   -------------
  INVESTING ACTIVITIES
  Student loans purchased...................................     (3,627,527)     (2,850,410)
  Reduction of student loans purchased:
    Installment payments....................................        782,694         564,247
    Claims and resales......................................        139,332         128,185
    Proceeds from securitization of student loans...........      1,815,320       4,079,650
    Proceeds from sales of student loans....................            703          37,110
    Warehousing advances made...............................       (341,873)       (262,116)
    Warehousing advance repayments..........................        315,457         431,975
    Academic facilities financings made.....................           (480)         (9,000)
    Academic facilities financings repayments...............         19,445          12,398
    Investments purchased...................................    (25,113,784)     (9,995,711)
    Proceeds from sale or maturity of investments...........     24,617,108      11,200,348
                                                              -------------   -------------
Net cash (used in) provided by investing activities.........     (1,393,605)      3,336,676
                                                              -------------   -------------
FINANCING ACTIVITIES
  Short-term borrowings issued..............................    330,815,625     173,032,184
  Short-term borrowings repaid..............................   (327,999,666)   (174,416,718)
  Long-term notes issued....................................      2,158,470       3,419,520
  Long-term notes repaid....................................     (3,011,600)     (5,933,627)
  Equity forward contracts and stock issued.................        200,302          (2,054)
  Common stock repurchased..................................       (322,801)        (49,573)
  Common dividends paid.....................................        (28,512)        (25,139)
  Preferred dividends paid..................................         (2,875)         (2,907)
                                                              -------------   -------------
Net cash provided by (used in) financing activities.........      1,808,943      (3,978,314)
                                                              -------------   -------------
Net increase (decrease) in cash and cash equivalents........        321,460        (483,978)
Cash and cash equivalents at beginning of year..............        734,468         589,750
                                                              -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   1,055,928   $     105,772
                                                              =============   =============
Cash disbursements made for:
  Interest..................................................  $     673,393   $     629,991
                                                              =============   =============
  Income taxes..............................................  $      84,400   $          --
                                                              =============   =============

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (INFORMATION AT MARCH 31, 2001 AND FOR THE THREE MONTHS ENDED
                     MARCH 31, 2001 AND 2000 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of USA Education, Inc. (the "Company"), formerly SLM Holding Corporation, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results for the year ending December 31, 2001.

2. NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133," and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was effective for the Company's financial statements beginning January 1, 2001. SFAS 133, as amended, requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for derivative financial instruments that qualify as fair value hedges allows a derivative instrument's gains and losses to offset related fair value changes on the hedged item in the income statement. Derivative financial instruments that qualify as cash flow hedges are reported as adjustments to stockholders' equity as a component of other comprehensive income. Hedge accounting for derivative instruments requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS 133 could result in increased period to period volatility in reported net income. The Company implemented the new standard on January 1, 2001 (see Note 6). In conjunction with the implementation of SFAS 133, the Company reclassed $2 million of held-to-maturity securities to trading securities as permitted under the transition provisions of SFAS 133.

    In October 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125." SFAS 140 requires new disclosures about securitizations and retained interests in securitized financial assets and revises the criteria involving qualifying special purpose entities. Under SFAS 140, entities are required to disclose information about securitizations regarding accounting policies, securitization characteristics, key assumptions used and cash flows between the securitization special purpose entities and the transferor. Additionally, entities are required to disclose information related to retained interests in

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         (INFORMATION AT MARCH 31, 2001 AND FOR THE THREE MONTHS ENDED
                     MARCH 31, 2001 AND 2000 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED) securitized financial assets, information regarding accounting policies for subsequent measuring of retained interests, key assumptions used in subsequent fair value measurements, sensitivity analysis showing hypothetical effects on fair values based on unfavorable variations from key assumptions and general characteristics of the securitized assets such as principal balances, delinquencies and credit losses. These new disclosure requirements are to be provided for fiscal years ending after December 15, 2000. Additionally, SFAS 140 revised the criteria involving qualifying special purpose entities. These revisions related to special purpose entities are to be applied prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001 (see Note 4).

3. ALLOWANCE FOR LOSSES

    The following table summarizes changes in the allowance for losses for the three months ended March 31, 2001, and 2000, respectively.

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
BALANCE AT BEGINNING OF YEAR................................  $322,056   $303,743
Additions
  Provisions for losses.....................................    13,599      9,438
  Recoveries................................................     1,215      2,755
Deductions
  Reductions for student loan sales and securitizations.....    (3,671)    (8,009)
  Write-offs................................................   (26,887)    (7,873)
                                                              --------   --------
BALANCE AT END OF PERIOD....................................  $306,312   $300,054
                                                              ========   ========

4. STUDENT LOAN SECURITIZATION

    When the Company sells student loans in securitizations, it retains interest-only strips and servicing rights, all of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company estimates fair value, both initially and on a quarterly basis going forward, based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions - credit losses, prepayment speeds and discount rates.

    During the first quarter of 2001, the Company sold $1.5 billion of student loans in one securitization transaction and securitized $288 million through the recycling provisions of the USA Group securitizations. The Company recorded a pre-tax securitization gain of $9 million or .53 percent of the portfolios securitized in the first quarter of 2001. In the first quarter of 2000, the Company sold $4.0 billion of student loans in two securitization transactions and recorded a pre-tax securitization gain

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         (INFORMATION AT MARCH 31, 2001 AND FOR THE THREE MONTHS ENDED
                     MARCH 31, 2001 AND 2000 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. STUDENT LOAN SECURITIZATION (CONTINUED) of $42 million or 1.05 percent of the portfolios securitized. At March 31, 2001 and December 31, 2000, securitized student loans outstanding totaled
$30.5 billion and $29.9 billion, respectively.

    In those securitizations, the Company retained servicing responsibilities and received annual servicing fees of 0.9 percent per annum of the outstanding balance of student loans other than consolidation loans and 0.5 percent per annum of the outstanding balance of consolidation loans. The Company also receives rights to future cash flows arising after the investors in the trust have received the return for which they have contracted. Trust investors and the securitization trusts have no recourse to the Company's other assets. The Company's retained interests are subordinate to investors' interests. Their value is subject to credit, prepayment, and interest rate risks.

    Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from the student loan securitization transaction completed during the first quarter of 2001 were as follows:

Prepayment speed...........................................  7% per annum
Weighted-average life......................................  4.4 years
Expected credit losses.....................................  0.5%
Residual cash flows discounted at..........................  12%

    Expected credit losses resulting from loans securitized in 2001 are dependent on the portfolio's expected rate of defaulted loans, the level of insurance guarantee which ranges from 98 percent to 100 percent of the unpaid principal and interest of the defaulted loan, and the expected level of defaulted loans not eligible for insurance guarantee due to servicing deficiencies (approximately one percent of defaulted loans). The expected dollar amount of credit losses is divided by the portfolio's principal balance to arrive at the expected credit loss percentage. Except for net proceeds, there were no cash flows between the Company and the securitization trust that closed during the first quarter of 2001.

5. COMMON STOCK

    Basic earnings per common share ("Basic EPS") are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share ("Diluted EPS") reflect the potential dilutive effect of additional common shares that are issuable upon

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         (INFORMATION AT MARCH 31, 2001 AND FOR THE THREE MONTHS ENDED
                     MARCH 31, 2001 AND 2000 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. COMMON STOCK (CONTINUED)
exercise of outstanding stock options and warrants, determined by the treasury stock method, and equity forwards, determined by the reverse treasury stock method, as follows:

                                                               NET INCOME
                                                              ATTRIBUTABLE
                                                               TO COMMON       AVERAGE     EARNINGS
                                                                 STOCK         SHARES      PER SHARE
                                                              ------------   -----------   ---------
                                                              (THOUSANDS)    (THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2001
Basic EPS...................................................    $ 26,926       163,051       $ .17
Dilutive effect of stock options, warrants, equity forwards
  and deferred compensation.................................          --         6,888        (.01)
                                                                --------       -------       -----
Diluted EPS.................................................    $ 26,926       169,939       $ .16
                                                                ========       =======       =====

THREE MONTHS ENDED MARCH 31, 2000
Basic EPS...................................................    $150,742       157,197       $ .96
Dilutive effect of stock options, warrants and equity
  forwards..................................................          --         5,059        (.03)
                                                                --------       -------       -----
Diluted EPS.................................................    $150,742       162,256       $ .93
                                                                ========       =======       =====

6. DERIVATIVE FINANCIAL INSTRUMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Company's goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation. The Company views this strategy as a prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates.

    Derivative instruments that are used as part of the Company's interest rate risk management strategy include interest rate swaps, futures contracts, and interest rate floor and cap contracts with indices that relate to the pricing of specific balance sheet assets and liabilities. As a matter of policy, the Company does not use highly leveraged derivative instruments for interest rate risk management. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate futures generally involve exchange-traded contracts to buy or sell Treasury or Agency securities in the future at specified prices or exchange-traded Eurodollar/LIBOR contracts whose value is derived from changes in LIBOR loan rates. Interest rate floor and cap contracts generally involve the paying or receiving of interest above or below a stated strike rate in exchange for an upfront premium payment.

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         (INFORMATION AT MARCH 31, 2001 AND FOR THE THREE MONTHS ENDED
                     MARCH 31, 2001 AND 2000 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    The Company also enters into various interest rate contracts for trading and macro risk management purposes. Trading activities (which include derivative transactions entered into for risk management purposes and which do not otherwise qualify for hedge accounting) primarily involve providing various derivative products to counterparties and managing overall enterprise risk and risks in other trading portfolios.

    By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company's credit committee. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement; depending on the nature of the derivative transaction, bilateral collateral arrangements may be required as well. When the Company has more than one outstanding derivative transaction with a counterparty, and there exists a legally enforceable master netting agreement with the counterparty (i.e. a legal right of a setoff of receivable and payable derivative contracts), the "net" mark-to-market exposure represents the netting of the positive and negative exposures with the same counterparty. When there is a net negative exposure, the Company considers its exposure to the counterparty to be zero. The Company's policy is to use master netting agreements with all counterparties.

    Market risk is the adverse effect that a change in interest rates, or implied volatility rates, has on the value of a financial instrument. The Company manages the market risk associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

    The Company's Audit/Finance Committee of the Board of Directors, as part of its oversight of the Company's asset/liability and treasury functions, monitors the Company's derivative activities. The Company is responsible for implementing various hedging strategies. The resulting hedging strategies are then incorporated into the Company's overall interest rate risk management and trading strategies.

FAIR VALUE HEDGES

    The Company enters into interest rate swaps to convert fixed rate assets into variable rate assets and fixed rate debt into variable rate debt. The Company's risk management policy is to match the interest rate sensitivity of its assets and liabilities based on the Company's overall match funding strategy.

    At March 31, 2001, the Company held fair value hedges with a net fair value loss position of $67 million on a notional amount of $1.8 billion. For the quarter ended March 31, 2001, the Company recognized a net loss of $9 million (reported as "Derivative market value adjustment" in the income statement), which represented the ineffective portion of all fair value hedges. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         (INFORMATION AT MARCH 31, 2001 AND FOR THE THREE MONTHS ENDED
                     MARCH 31, 2001 AND 2000 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
CASH FLOW HEDGES

    The Company uses futures contracts to hedge its interest rate risk on its assets and liabilities. The Company uses this strategy primarily to minimize its exposure to volatility in interest rates.

    At March 31, 2001, the Company held cash flow hedges with a net fair value loss position of $44 million on a notional amount of $27.4 billion. For the quarter ended March 31, 2001, the Company included $39 million of after-tax unrealized losses in other comprehensive income. Of the total other comprehensive income, the Company recognized $1 million of after-tax net losses related to the amortization of closed futures contracts, and $15 million of after-tax net losses on derivatives (reported as gains and losses on sales of securities) as a result of the discontinuance of cash flow hedges related to certain forecasted transactions. The Company expects to amortize $8 million of after-tax net losses over the next 12 months related to futures contracts closed as of March 31, 2001. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

    Gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income to current period earnings are included in other operating income. Portions of the deferred net losses on derivative instruments accumulated in the other comprehensive income are expected to be reclassified as earnings during the next twelve months. This expectation is based on the anticipated issuance of debt, at which time the Company will begin recognizing the deferred net gains as an adjustment to interest cost. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable rate debt) is one year.

TRADING ACTIVITIES

RISK MANAGEMENT

    The Company purchases interest rate caps and futures contracts and sells interest rate floors and futures contracts to lock in reset rates on floating rate debt and interest rate swaps, and to partially offset the embedded floor options in student loan assets. These relationships do not satisfy hedging qualifications under SFAS 133, but are considered economic hedges for risk management purposes. The Company uses this strategy to minimize its exposure to floating rate volatility.

    The Company also uses basis swaps to "lock-in" a desired spread between the Company's interest-earning assets and interest-bearing liabilities. These swaps usually possess a term of one to seven years, with a pay rate indexed to Treasury bill rates. The specific terms and notional amounts of the swaps are determined based on management's review of its asset/liability structure, its assessment of future interest rate relationships, as well as on other factors such as short-term strategic initiatives.

    The Company also uses various purchased option-based products for overall asset/liability management purposes, including options on interest rate swaps, floor contracts, and cap contracts. These purchased products are not linked to specific assets and liabilities on the balance sheet and, therefore, do not qualify for hedge accounting treatment.

                              USA EDUCATION, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         (INFORMATION AT MARCH 31, 2001 AND FOR THE THREE MONTHS ENDED
                     MARCH 31, 2001 AND 2000 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
OTHER

    Interest rate derivative instruments utilized by the Company in its trading operations include interest rate and basis swaps, interest rate caps and floors, and Eurodollar, LIBOR and Agency futures contracts.

    At March 31, 2001, the Company held trading derivatives with a net fair value loss position of $442 million on a notional amount of $57.7 billion. For the quarter ended March 31, 2001, the Company recognized a net loss of $129 million (reported as "Derivative market value adjustment" in the income statement), which represented the total change in fair value for the derivatives designated as "trading." Also, $9 million of net derivative after-tax gains at transition were reclassified from other comprehensive income to other operating income. As of March 31, 2001, $32 million of transition adjustment net after-tax gains on derivative instruments accumulated in other comprehensive income are expected to be reclassified as earnings during the next twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

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

    The Company is the nation's largest private source of financing and servicing for education loans in the United States, primarily through its participation in the Federal Family Education Loan Program ("FFELP"), formerly the Guaranteed Student Loan Program. The Company's products and services include student loan purchases and commitments to purchase student loans, as well as operational support to originators of student loans and to post-secondary education institutions, guarantor servicing and other education-related financial services. The Company also originates, purchases, holds and services unguaranteed private loans.

    The following Management's Discussion and Analysis contains forward-looking statements and information that are based on management's current expectations as of the date of this document. Discussions that utilize the words "intend," "anticipate," "believe," "estimate" and "expect" and similar expressions, as they relate to the Company's management, are intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Such factors include, among others, changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in such laws and regulations; which may reduce the volume, average term and costs of yields on student loans under the FFELP or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing and consumer lending or in financing preferences of lenders, educational institutions, students and their families; and changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans.

SELECTED FINANCIAL DATA

CONDENSED STATEMENTS OF INCOME

                                                                 THREE MONTHS
                                                                     ENDED               INCREASE
                                                                   MARCH 31,            (DECREASE)
                                                              -------------------   -------------------
                                                                2001       2000        $          %
                                                              --------   --------   --------   --------
Net interest income.........................................    $180       $162      $  18         11%
Less: provision for losses..................................      14          9          5         44
                                                                ----       ----      -----       ----
Net interest income after provision for losses..............     166        153         13          9
Gains on student loan securitizations.......................       9         42        (33)       (78)
Servicing and securitization revenue........................     120         62         58         93
Gains (losses) on sales of securities.......................     (23)        43        (66)       155
Guarantor servicing fees....................................      55         --         55        100
Derivative market value adjustment..........................    (137)        --       (137)      (100)
Other income................................................      31         28          3          9
Operating expenses..........................................     167         96         71         74
Income taxes................................................      21         75        (54)       (72)
Minority interest in net earnings of subsidiary.............       3          3         --         --
                                                                ----       ----      -----       ----
NET INCOME..................................................      30        154       (124)       (81)
Preferred stock dividends...................................       3          3         --         --
                                                                ----       ----      -----       ----
Net income attributable to common stock.....................    $ 27       $151      $(124)       (82)%
                                                                ====       ====      =====       ====
BASIC EARNINGS PER SHARE....................................    $.17       $.96      $(.79)       (83)%
                                                                ====       ====      =====       ====
DILUTED EARNINGS PER SHARE..................................    $.16       $.93      $(.77)       (83)%
                                                                ====       ====      =====       ====
Dividends per common share..................................    $.18       $.16      $ .02          9%
                                                                ====       ====      =====       ====

CONDENSED BALANCE SHEETS

                                                                                           INCREASE
                                                                                          (DECREASE)
                                                           MARCH 31,   DECEMBER 31,   -------------------
                                                             2001          2000          $          %
                                                           ---------   ------------   --------   --------
ASSETS
Student loans............................................   $38,525       $37,647      $  878        2%
Warehousing advances.....................................     1,014           987          27        3
Academic facilities financings...........................       837           851         (14)      (2)
Cash and investments.....................................     6,774         5,941         833       14
Other assets.............................................     3,719         3,366         353       11
                                                            -------       -------      ------      ---
    Total assets.........................................   $50,869       $48,792      $2,077        4%
                                                            =======       =======      ======      ===

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings....................................   $37,473       $30,464      $7,009       23%
Long-term notes..........................................     9,850        14,911      (5,061)     (34)
Other liabilities........................................     1,912         1,788         124        7
                                                            -------       -------      ------      ---
    Total liabilities....................................    49,235        47,163       2,072        4
                                                            -------       -------      ------      ---

Minority interest in subsidiary..........................       214           214          --       --
Stockholders' equity before treasury stock...............     2,878         2,550         328       13
Common stock held in treasury at cost....................     1,458         1,135         323       28
                                                            -------       -------      ------      ---
    Total stockholders' equity...........................     1,420         1,415           5       --
                                                            -------       -------      ------      ---
    Total liabilities and stockholders' equity...........   $50,869       $48,792      $2,077        4%
                                                            =======       =======      ======      ===

RESULTS OF OPERATIONS

EARNINGS SUMMARY

    The Company's "core cash basis" net income was $145 million ($.84 diluted earnings per share) for the three months ended March 31, 2001 versus
$109 million ($.66 diluted earnings per share) for the three months ended
March 31, 2000. "Core cash basis" results measure only the recurring earnings of the Company. Accordingly, securitization transactions are treated as financings, not sales, and thereby gains on such sales are eliminated. In addition, the effect of floor revenue, certain one-time gains and losses on sales of investment securities and student loans, certain integration charges, and the amortization of goodwill are also excluded from net income calculated in accordance with generally accepted accounting principles ("GAAP"). Similarly, in order to preserve consistency in "core cash basis" reporting, the non-cash, mark-to-market effects of Statement of Financial Standards No. 133
("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which became effective as of January 1, 2001, also are excluded. (See "Pro-forma Statements of Income" for a detailed discussion of "core cash basis" net income.)

    The increase in "core cash basis" net income in the first quarter of 2001 versus the first quarter of 2000 is mainly due to the $14.6 billion increase in the average balance of the Company's managed portfolio of student loans, partially offset by higher funding costs, and to the net increase in fee income as a result of the acquisition of the operations of USA Group in July 2000.

    For the three months ended March 31, 2001, the Company's net income calculated in accordance with GAAP was $30 million ($.16 diluted earnings per share), versus net income of $154 million ($.93 diluted earnings per share) in the first quarter of 2000. The decrease in GAAP net income in the first quarter of 2001 versus the year-ago quarter is mainly due to the net impact of SFAS 133 resulting in net after-tax losses of $114 million. The after-tax, mark-to-market losses due to the implementation of SFAS 133 include $75 million losses on Floor Revenue Contracts (defined below under "Student Loan Floor Revenue Contracts"), $23 million losses on interest rate swaps, $8 million losses on Eurodollar futures contracts, and $8 million losses due to the amortization of the Floor Revenue Contracts that were de-designated as hedges on December 31, 2000. The decrease in GAAP net income in the first quarter 2001 versus the year-ago quarter is also due to an increase in after-tax losses on sales of securities of $35 million, a decrease in after-tax securitization gains of $21 million, and an increase in after-tax operating expenses of $46 million, principally due to the acquisition of the operations of USA Group and Student Loan Funding Resources ("SLFR") in July 2000. These decreases in net income were partially offset by an increase in after-tax floor revenues of $23 million, an increase in after-tax servicing and securitization revenues of $38 million, an increase in after-tax fee income of $19 million, and an after-tax mark-to-market gain of $17 million on Floor Revenue Contracts indexed to LIBOR that were considered trading positions.

    During the first quarter of 2001, the Company securitized $1.5 billion of student loans in one transaction and securitized $288 million through the recycling provisions of the USA Group securitizations. The Company recorded after-tax securitization gains of $6 million in the first quarter of 2001. The Company securitized $4.0 billion of student loans in two transactions during the first quarter of 2000 and recorded after-tax securitization gains of $28 million.

    During the first quarter of 2001, the Company repurchased 5.5 million common shares through its open market purchases and equity forward settlements and issued a net 4.3 million shares as a result of benefit plans. Common shares outstanding at March 31, 2001 totaled 163 million.

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

    Taxable equivalent net interest income for the three months ended March 31, 2001 versus the three months ended March 31, 2000 increased by $9 million while the net interest margin decreased by 12 basis points. The increase in taxable equivalent net interest income for the three months ended March 31, 2001 was principally due to the $4.9 billion increase in the average balance of student loans over the year-ago quarter. The decrease in the net interest margin for the first quarter of 2001 versus the first quarter of 2000 was due to a lower return on the investment portfolio and the impact of SFAS 133 on cost of funds, partially offset by an increase in floor revenue.

TAXABLE EQUIVALENT NET INTEREST INCOME

    The amounts in this table and the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

                                                                 THREE MONTHS
                                                                     ENDED               INCREASE
                                                                   MARCH 31,            (DECREASE)
                                                              -------------------   -------------------
                                                                2001       2000        $          %
                                                              --------   --------   --------   --------
Interest income
  Student loans.............................................    $713       $668       $45           7%
  Warehousing advances......................................      15         17        (2)        (13)
  Academic facilities financings............................      14         17        (3)        (17)
  Investments...............................................     133        118        15          12
  Taxable equivalent adjustment.............................      --          9        (9)       (100)
                                                                ----       ----       ---        ----
    Total taxable equivalent interest income................     875        829        46           5
Interest expense............................................     695        658        37           6
                                                                ----       ----       ---        ----
Taxable equivalent net interest income......................    $180       $171       $ 9           5%
                                                                ====       ====       ===        ====

AVERAGE BALANCE SHEETS

    The following table reflects the rates earned on earning assets and paid on liabilities for the three months ended March 31, 2001 and 2000.

                                                                      THREE MONTHS ENDED MARCH 31,
                                                              --------------------------------------------
                                                                     2001                     2000
                                                              -------------------      -------------------
                                                              BALANCE      RATE        BALANCE      RATE
                                                              --------   --------      --------   --------
AVERAGE ASSETS
Student loans...............................................  $38,709      7.47%       $33,766      7.95%
Warehousing advances........................................      984      6.01          1,006      6.68
Academic facilities financings..............................      852      8.34          1,049      8.29
Investments.................................................    8,625      6.09          7,342      6.75
                                                              -------      ----        -------      ----
Total interest earning assets...............................   49,170      7.21%        43,163      7.73%
                                                                           ====                     ====
Non-interest earning assets.................................    4,238                    2,371
                                                              -------                  -------
  Total assets..............................................  $53,408                  $45,534
                                                              =======                  =======

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY
Six month floating rate notes...............................  $ 4,797      5.54%       $ 4,914      6.31%
Other short-term borrowings.................................   32,158      5.61         33,056      6.03
Long-term notes.............................................   13,008      5.74          5,270      6.47
                                                              -------      ----        -------      ----
Total interest bearing liabilities..........................   49,963      5.64%        43,240      6.12%
                                                                           ====                     ====
Non-interest bearing liabilities............................    2,136                    1,419
Stockholders' equity........................................    1,309                      875
                                                              -------                  -------
  Total liabilities and stockholders' equity................  $53,408                  $45,534
                                                              =======                  =======
Net interest margin.........................................               1.48%                    1.60%
                                                                           ====                     ====

RATE/VOLUME ANALYSIS

    The Rate/Volume Analysis below shows the relative contribution of changes in interest rates and asset volumes.

                                                                                INCREASE
                                                                               (DECREASE)
                                                               TAXABLE       ATTRIBUTABLE TO
                                                              EQUIVALENT        CHANGE IN
                                                               INCREASE    -------------------
                                                              (DECREASE)     RATE      VOLUME
                                                              ----------   --------   --------
THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED
  MARCH 31, 2000
Taxable equivalent interest income..........................      $46        $(53)      $99
Interest expense............................................       37         (53)       90
                                                                  ---        ----       ---
Taxable equivalent net interest income......................      $ 9        $ --       $ 9
                                                                  ===        ====       ===

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

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
ON-BALANCE SHEET
Adjusted student loan yields................................     8.18%         8.62%
Consolidated loan rebate fees...............................     (.28)         (.25)
Offset fees.................................................     (.14)         (.14)
Borrower benefits...........................................     (.07)         (.08)
Premium amortization........................................     (.22)         (.20)
                                                              -------       -------
Student loan income.........................................     7.47          7.95
Cost of funds...............................................    (5.81)        (6.11)
                                                              -------       -------
Student loan spread.........................................     1.66%         1.84%
                                                              =======       =======

OFF-BALANCE SHEET
Servicing and securitization revenue........................     1.62%         1.23%
                                                              =======       =======

AVERAGE BALANCES
Student loans...............................................  $38,709       $33,766
Securitized loans...........................................   30,028        20,328
                                                              -------       -------
Managed student loans.......................................  $68,737       $54,094
                                                              =======       =======

    The Company's portfolio of student loans originated under the FFELP has a variety of unique interest rate characteristics. The Company earns interest at the greater of the borrower's rate or a floating rate determined by reference to the average of the applicable floating rates (91-day Treasury bill, commercial paper or 52-week Treasury bill) in a calendar quarter, plus a fixed spread which is dependent upon when the loan was originated. If the floating rate exceeds the borrower rate, the Department of Education makes a payment directly to the Company based upon the special allowance payment ("SAP") formula established under the Higher Education Act. If the floating rate is less than the rate the borrower is obligated to pay, the Company simply earns interest at the borrower rate. In all cases, the rate a borrower is obligated to pay is the lowest interest rate or the floor that the Company can earn on a student loan. The borrowers' interest rates are either fixed to term or are reset annually on July 1 of each year depending on when the loan was originated.

    The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, commercial paper or 52-week Treasury bill, either directly or through the use of derivative financial instruments intended to mimic the interest rate characteristics of the student loans. Such borrowings generally float over all interest rate ranges. As a result, in periods of declining interest rates, the portfolio of managed student loans may be earning at the borrower rate while the Company's funding costs (exclusive of fluctuations in funding spreads) generally continue to decline along with short-term interest rates. When this happens, the difference between the interest earned from the rate paid by the borrower and the interest that would be earned as derived from the SAP formula is referred to as "Floor Revenue." For loans where the borrower's interest rate is fixed to term, declining interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of a declining interest rate environment will only enhance student loan spreads through the next annual reset of the borrower's interest rates, which occurs on July 1 of each year.

    Due to the decline in Treasury bill and commercial paper rates during the first quarter of 2001, the Company realized $12 million in Floor Revenue from student loans earning at the minimum borrower rate in the first quarter of 2001 versus $2 million of such earnings in the year-ago quarter.

    The on-balance sheet cost of funds did not decrease in tandem with the student loan yield due to the impact from SFAS 133 treatment of Eurodollar futures which increased first quarter 2001 cost of funds by 24 basis points as compared to the year-ago quarter. This was partially offset by the impact of the decline in Treasury bill and commercial paper rates on student loans earning at the minimum borrower rate which increased the on-balance sheet student loan spread by 11 basis points versus the year-ago quarter.

    The following table analyzes the ability of the FFELP student loans in the Company's managed student loan portfolio to earn at the minimum borrower interest rate at March 31, 2001 and 2000, based on the last Treasury bill auctions of 4.31 percent and 5.88 percent, respectively, which were applicable to those periods (dollars in billions).

                                                            MARCH 31, 2001                   MARCH 31, 2000
                                                    ------------------------------   ------------------------------
                                                               ANNUALLY                         ANNUALLY
                                                     FIXED      RESET                 FIXED      RESET
                                                    BORROWER   BORROWER              BORROWER   BORROWER
                                                      RATE       RATE      TOTAL       RATE       RATE      TOTAL
                                                    --------   --------   --------   --------   --------   --------
Student loans eligible to earn at the minimum
  borrower rate...................................   $16.2      $39.4      $55.6      $13.1      $29.5      $42.6
Less notional amount of floor interest
  contracts.......................................    (7.6)        --       (7.6)      (5.3)      (3.1)      (8.4)
                                                     -----      -----      -----      -----      -----      -----
Net student loans eligible to earn at the minimum
  borrower rate...................................   $ 8.6      $39.4      $48.0      $ 7.8      $26.4      $34.2
                                                     =====      =====      =====      =====      =====      =====
Net student loans earning at the minimum
  borrower rate...................................   $ 7.7      $39.3      $47.0      $ 2.1      $  --      $ 2.1
                                                     =====      =====      =====      =====      =====      =====

STUDENT LOAN FLOOR REVENUE CONTRACTS

    Periodically, the Company has entered into contracts with third parties to monetize the value of the minimum borrower interest rate feature of its portfolio of FFELP student loans. Under these contracts, referred to as "Floor Revenue Contracts," the Company receives an upfront payment and agrees to pay the difference between (1) the minimum borrower interest rate less the applicable SAP rate ("the strike rate") and (2) the average of the 91-day Treasury bill rates over the period of the contract. If the strike rate is less than the average of the Treasury bill rates, then no payment is required. Prior to the implementation of SFAS 133, these upfront payments were amortized over the average life of the contracts.

    Effective December 31, 2000, in anticipation of the adoption of SFAS 133, the Floor Revenue Contracts were de-designated as effective hedges and marked-to-market. The net effect of the fair market value of these contracts and the unamortized upfront payments totaled $104 million and was reclassified to student loan premium and will be amortized over the average life of the student loan portfolio ("SFAS 133 transition adjustment"). At March 31, 2001, the unamortized SFAS 133 transition adjustment in student loan premium totaled
$96 million. First quarter 2001 amortization totaled $4 million and the premium write-off due to securitization totaled $4 million.

    In the first quarter of 2001, the Company recognized $115 million in pre-tax, mark-to-market losses attributable to Floor Revenue Contracts with $14.3 billion notional amount due to the implementation of SFAS 133. In the first quarter of 2000, the amortization of the upfront payments received from the sale of Floor Revenue Contracts on the Company's on-balance sheet student loans was $6 million.

ON-BALANCE SHEET FUNDING COSTS

    The Company's borrowings are generally variable-rate indexed principally to the 91-day Treasury bill rate. The following table summarizes the average balance of on-balance sheet debt (by index, after giving effect to the impact of interest rate swaps) for the three months ended March 31, 2001 and 2000 (dollars in millions).

                                                                   THREE MONTHS ENDED MARCH 31,
                                                           --------------------------------------------
                                                                  2001                     2000
                                                           -------------------      -------------------
                                                           AVERAGE    AVERAGE       AVERAGE    AVERAGE
INDEX                                                      BALANCE      RATE        BALANCE      RATE
-----                                                      --------   --------      --------   --------
Treasury bill, principally 91-day........................  $32,922      5.56%       $33,639      6.15%
LIBOR....................................................    1,850      6.16          1,768      6.02
Discount notes...........................................   10,554      5.62          4,647      5.70
Fixed....................................................    2,261      6.16          1,422      5.98
Zero coupon..............................................      183     11.14            164     11.17
Commercial paper.........................................      921      5.76            947      6.25
Auction rate securities..................................    1,101      4.85             --        --
Other....................................................      171      5.74            653      5.50
                                                           -------     -----        -------     -----
Total....................................................  $49,963      5.64%       $43,240      6.12%
                                                           =======     =====        =======     =====

    The following table details the spreads for the Company's Treasury bill indexed borrowings and London Interbank Offered Rate ("LIBOR") indexed borrowings:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
INDEXED BORROWINGS                                              2001       2000
------------------                                            --------   --------
TREASURY BILL
Weighted average Treasury bill..............................    5.03%      5.61%
Borrowing spread............................................     .53        .54
                                                                ----       ----
Weighted average borrowing rate.............................    5.56%      6.15%
                                                                ====       ====

LIBOR
Weighted average LIBOR......................................    6.17%      6.24%
Borrowing spread............................................    (.01)      (.22)
                                                                ----       ----
Weighted average borrowing rate.............................    6.16%      6.02%
                                                                ====       ====

SECURITIZATION PROGRAM

    During the first quarter of 2001, the Company completed a securitization transaction in which a total of $1.5 billion of student loans were sold to a special purpose finance subsidiary and by that subsidiary to a trust that issued asset-backed securities to fund the student loans to term. Also in the first quarter 2001, the Company securitized $288 million through the recycling provisions of the USA Group securitizations. During the first quarter of 2000, the Company securitized $4.0 billion through two transactions.

GAINS ON STUDENT LOAN SECURITIZATIONS

    For the three months ended March 31, 2001, the Company recorded pre-tax securitization gains of $9 million, which was .53 percent of the portfolio securitized, versus $42 million gains in the first quarter of 2000 or
1.05 percent of the portfolio securitized. The decrease in the first quarter 2001 securitization gain as a percentage of the portfolio securitized versus the year-ago quarter is mainly due to the increase in the premium balance of loans securitized due to the SFAS 133 transition adjustment (see "Student Loan Floor Revenue Contracts"). Gains on future securitizations will continue to vary depending on the size and the loan characteristics of the loan portfolios securitized and the funding costs prevailing in the securitization debt markets.

SERVICING AND SECURITIZATION REVENUE

    The following table summarizes the components of servicing and securitization revenue:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Servicing revenue less amortization of servicing asset......    $ 64       $45
Securitization revenue......................................      56        17
                                                                ----       ---
Total servicing and securitization revenue..................    $120       $62
                                                                ====       ===

    In the first quarter of 2001, servicing and securitization revenue was
1.62 percent of average securitized loans versus 1.23 percent in the year-ago quarter. The increase in servicing and securitization revenue as a percentage of the average balance of securitized student loans in the first quarter of 2001 versus the first quarter of 2000 is principally due to the impact of the decline in

Treasury bill and commercial paper rates during the first quarter of 2001, which increased the earnings from those student loans in the trusts that were earning the minimum borrower rate in a manner similar to on-balance sheet student loans.

OTHER INCOME

    Other income, exclusive of gains on student loan securitizations, servicing and securitization revenue, the "Derivative market value adjustment", gains on sales of student loans, and certain one-time gains and losses on sales of investment securities totaled $86 million for the three months ended March 31, 2001 versus $28 million for the three months ended March 31, 2000. Other income mainly includes guarantor servicing fees, late fees earned on student loans, revenue received from servicing third party portfolios of student loans, and commitment fees for letters of credit. Guarantor servicing fees arise primarily from four categories of services that correspond to the student loan life cycle. They include fees from loan originations, the maintenance of loan guarantees, default prevention, and collections. Included in other operating income for the first quarter of 2001 was $74 million of income attributable to the guarantor servicing, loan servicing and other income from the USA Group transaction which closed in July 2000.

OPERATING EXPENSES

    The following table summarizes the components of operating expenses:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Servicing and acquisition expenses..........................    $ 94       $60
General and administrative expenses.........................      73        36
                                                                ----       ---
Total operating expenses....................................    $167       $96
                                                                ====       ===

    Operating expenses include costs to service the Company's managed student loan portfolio, operational costs incurred in the process of acquiring student loan portfolios, general and administrative expenses and, beginning in August 2000, operational costs associated with its guarantor servicing operations. Operating expenses for the three months ended March 31, 2001 and 2000 were $167 million and $96 million, respectively. The increase in general and administrative expenses of $37 million and the increase in servicing and acquisition expenses of $34 million over the year-ago quarter was mainly due to the addition of operating expenses connected with the acquisitions of SLFR and USA Group which closed in July 2000.

STUDENT LOAN PURCHASES

    The following table summarizes the components of the Company's student loan purchase activity:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                2001             2000
                                                              --------         --------
Control channels............................................   $2,827           $1,908
Other commitment clients....................................      209              283
Spot purchases..............................................      127              154
Consolidations..............................................      169              208
Other.......................................................      296              297
                                                               ------           ------
Subtotal....................................................    3,628            2,850
Managed loans acquired......................................       14               --
                                                               ------           ------
Total managed loans acquired................................   $3,642           $2,850
                                                               ======           ======

    The Company purchased $3.6 billion of student loans in the first quarter of 2001 compared with $2.9 billion in the year-ago quarter.

    In the first quarter of 2001, the Company's control channels of loan originations totaled $3.1 billion versus $2.1 billion in the year-ago quarter. The pipeline of loans currently serviced and committed for purchase by the Company was $5.3 billion at March 31, 2001 versus $3.5 billion at March 31, 2000.

    The following table summarizes the activity in the Company's managed portfolio of student loans for the three months ended March 31, 2001 and 2000.

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                2001             2000
                                                              --------         --------
Beginning balance...........................................  $67,515          $53,276
Purchases...................................................    3,642            2,850
Capitalized interest on securitized loans...................      183              138
Repayments, claims, other...................................   (1,840)          (1,303)
Loan sales..................................................       (1)             (38)
SFAS 133 student loan premium...............................     (104)              --
Loans consolidated from USA Education, Inc..................     (343)            (187)
                                                              -------          -------
Ending balance..............................................  $69,052          $54,736
                                                              =======          =======

PRO-FORMA STATEMENTS OF INCOME

    Under GAAP, the Company's securitization transactions have been treated as sales. At the time of sale, in accordance with SFAS 140, the Company records an asset equal to the present value of the estimated future net cash flows from the portfolio of loans sold and a gain equal to the difference between that asset and the allocated cost basis of the loans sold. Interest earned on the interest residual and fees earned for servicing the loan portfolios are recognized over the life of the securitization transaction as servicing and securitization revenue. Under SFAS 140, income recognition is effectively accelerated through the recognition of a gain at the time of sale while the ultimate realization of such income remains dependent on the actual performance, over time, of the loans that were securitized.

    Effective for the fiscal year beginning January 1, 2001, the Company adopted SFAS 133 which requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value (see Notes 2 and 6 to "Consolidated Financial Statements"). Most of the derivative contracts into which the Company enters are effective economic hedges for its interest rate management strategy but are not effective hedges under SFAS 133. The majority of these hedges are treated as "trading" for GAAP purposes and, therefore, the resulting mark-to-market is taken into GAAP earnings. For example, SFAS 133 requires that the Company mark-to-market its written options but not its embedded options in its student loan assets. Effectively, in this case, SFAS 133 recognizes the liability, but not the corresponding asset.

    Management believes that, in addition to results of operations as reported in accordance with GAAP, another important performance measure is pro-forma results of operations under the assumption that the securitization transactions are financings and that the securitized student loans were not sold. As such, no gain on sale or subsequent servicing and securitization revenue is recognized. Instead, the earnings of the student loans in the trusts and the related financing costs are reflected over the life of the underlying pool of loans. The pro-forma results of operations also exclude the effect of floor income, certain one-time gains and losses on sales of investment securities and student loans, certain integration charges, the non-cash, mark-to-market effects of SFAS 133, and the amortization of goodwill. Management refers to these pro-forma results as "core cash basis" statements of income. Management monitors and reports the periodic "core cash basis" earnings of the Company's managed student loan portfolio and believes that they assist in a better understanding of the Company's student loan business.

    The following table presents the "core cash basis" statements of income and reconciliations to GAAP net income as reflected in the Company's consolidated statements of income.

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                2001             2000
                                                              --------         --------
"CORE CASH BASIS" STATEMENTS OF INCOME:
Insured student loans.......................................   $1,271           $1,077
Advances/Facilities/Investments.............................      168              153
                                                               ------           ------
Total interest income.......................................    1,439            1,230
Interest expense............................................   (1,143)            (986)
                                                               ------           ------
Net interest income.........................................      296              244
Less: provision for losses..................................       19               14
                                                               ------           ------
Net interest income after provision for losses..............      277              230
                                                               ------           ------
Other income:
  Guarantor servicing fees..................................       55               --
  Other.....................................................       57               28
                                                               ------           ------
Total other income..........................................      112               28
Total operating expenses....................................      159               95
                                                               ------           ------
Income before taxes and minority interest in net earnings of
  subsidiary................................................      230              163
Income taxes................................................       82               51
Minority interest in net earnings of subsidiary.............        3                3
                                                               ------           ------
"Core cash basis" net income................................      145              109
Preferred stock dividends...................................        3                3
                                                               ------           ------
"Core cash basis" net income attributable to common stock...   $  142           $  106
                                                               ======           ======
"Core cash basis" diluted earnings per share................   $  .84           $  .66
                                                               ======           ======

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
RECONCILIATION OF GAAP NET INCOME TO "CORE CASH BASIS" NET
  INCOME:
GAAP net income.............................................  $    30    $   154
"Core cash basis" adjustments:
  Net interest income, excluding floor income...............      155         84
  Floor income..............................................      (38)        (2)
  Provision for losses......................................       (6)        (5)
  Gains on student loan securitizations.....................       (9)       (42)
  Servicing and securitization revenue......................     (120)       (62)
  (Gains)/losses on sales of securities.....................       12        (43)
  Goodwill amortization.....................................        8          2
  Net impact of SFAS 133....................................      175         --
                                                              -------    -------
Total "core cash basis" adjustments.........................      177        (68)
Net tax effect (A)..........................................      (62)        23
                                                              -------    -------
"Core cash basis" net income................................  $   145    $   109
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

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
"Core cash basis" student loan yields.......................     8.13%      8.61%
Consolidated loan rebate fees...............................     (.19)      (.17)
Offset fees.................................................     (.08)      (.08)
Borrower benefits...........................................     (.10)      (.09)
Premium amortization........................................     (.26)      (.26)
                                                              -------    -------
Student loan income.........................................     7.50       8.01
Cost of funds...............................................    (5.77)     (6.24)
                                                              -------    -------
"Core cash basis" student loan spread.......................     1.73%      1.77%
                                                              =======    =======

AVERAGE BALANCES
Student loans...............................................  $68,737    $54,094
                                                              =======    =======

    The Company generally earns interest at the greater of the borrower's rate or a floating rate determined by reference to the applicable floating rates (91-day Treasury bill, commercial paper or 52-week Treasury bill) in a calendar quarter, plus a fixed spread which is dependent upon when the loan was originated. In all cases, the rate the borrower pays sets a minimum rate for determining the yield the Company earns on the loan. The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, the commercial paper index or the 52-week Treasury bill, either directly or through the use of derivative financial instruments, to mimic the interest rate characteristics of the student loans. Such borrowings, however, generally do not have minimum rates. As a result, in certain declining interest rate environments, the portfolio of managed student loans may be earning at the minimum borrower rate while the Company's funding costs (exclusive of fluctuations in funding spreads) will generally decline along with short term interest rates. For loans where the borrower's interest rate is fixed to term, lower interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of a low interest rate environment will only enhance student loan spreads through the next annual reset of the borrower's interest rate, which occurs on July 1 of each year. Due to the decline in Treasury bill and commercial paper rates in the first quarter of 2001, the Company realized $38 million in Floor Revenue from student loans earning at the minimum borrower rate in the first quarter of 2001 versus
$2 million of such earnings in the year-ago quarter. These earnings have been excluded from student loan income to calculate the "core cash basis" student loan spread.

    While Floor Revenue is excluded from "core cash basis" results, the amortization of the upfront payments received from the Floor Revenue Contracts is included as an addition to student loan income in the "core cash basis" results. For the three months ended March 31, 2001 and 2000, the amortization of the upfront payments received from the Floor Revenue Contracts with fixed borrower rates was $8 million and $5 million, respectively, and for Floor Revenue Contracts with annually reset borrower rates was $5 million and $1 million, respectively. In addition, during the three months ended March 31, 2001, a loss of $12 million of unamortized upfront payments was recognized in premium income due to the extinguishment of $1.2 billion of Floor Revenue Contracts on annual reset loans. At March 31, 2001, unamortized payments received from the sale of Floor Revenue Contracts totaled $133 million, $114 million of which related to contracts on fixed rate loans and $19 million of which related to contracts on annual reset loans. The $13.2 billion of outstanding fixed borrower rate Floor Revenue Contracts at March 31, 2001 have expiration dates through the year 2008, while the $1.1 billion of annually reset borrower rate contracts outstanding at March 31, 2001 have expiration dates through the year 2003.

    The decrease in the first quarter of 2001 "core cash basis" student loan spread versus the year-ago quarter is primarily attributable to the increase in the average balance of consolidation loans as a percentage of total managed loans which decreased the "core cash basis" student loan spread by 2 basis points.

    The "core cash basis" net interest margin for the first quarters of 2001 and 2000 was 1.52 percent and 1.60 percent, respectively. The decrease in the first quarter of 2001 "core cash basis" net interest margin versus the first quarter of 2000 is mainly due to the decrease in the student loan spread discussed above, the increased percentage of long-term debt as a percentage of total liabilities, and an increase in short-term investments which earn income at a lower spread.

FEDERAL AND STATE TAXES

    The Company is subject to federal and state taxes, however, the GSE is exempt from all state, local, and District of Columbia income, franchise, sales and use, personal property and other taxes, except for real property taxes. This tax exemption applies only to the GSE and does not apply to USA Education, Inc. or its other operating subsidiaries that are subject to taxation at the state and local level. As business activity increasingly occurs outside of the GSE, the impact of state and local taxes will increase accordingly. This was the primary reason for the Company's effective tax rate to increase from the statutory rate of 35 percent to 39 percent for the first quarter of 2001.

    The Company maintains a portfolio of tax-advantaged assets principally to support education-related financing activities. That portfolio was primarily responsible for the decrease in the effective federal income tax rate from the statutory rate of 35 percent to 33 percent in the first quarter of 2000. State taxes were immaterial in the three months ended March 31, 2000 as the majority of the Company's business activities were conducted in the GSE.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary requirements for capital are to fund the Company's operations, to purchase student loans and to repay its debt obligations while continuing to meet the GSE's statutory capital adequacy ratio test. The Company's primary sources of liquidity are through debt issuances by its GSE subsidiary, off-balance sheet financings through securitizations, borrowings under its commercial paper and senior notes programs, and cash generated by its subsidiaries' operations and distributed through dividends to the Company.

    The Company's unsecured financing requirements are driven by three principal factors: refinancing of existing liabilities as they mature; financing of student loan portfolio growth; and the Company's level of securitization activity.

    In the first quarter of 2001, the Company completed one securitization transaction totaling $1.5 billion in student loans and an additional
$300 million through the recycling provisions of the securitizations acquired from USA Group. The Company manages the resulting off-balance sheet basis risk with on-balance sheet financing and derivative instruments, which principally consists of basis swaps and Eurodollar futures.

    During the first quarter of 2001, the Company used the net proceeds from student loan securitizations of $1.8 billion, net proceeds from the issuance of debt of $2.0 billion, and repayments and claim payments on student loans of $922 million to purchase student loans of $3.6 billion, to increase investments by $497 million, and to repurchase $323 million of the Company's common stock.

    Operating activities used net cash of $94 million in the first quarter of 2001, a decrease of $252 million from the net cash inflows of $158 million in the year-ago quarter.

    During the first quarter of 2001, the Company issued $2.2 billion of long-term notes to refund maturing and repurchased obligations. At March 31, 2001, the Company had $9.8 billion of outstanding long-term debt issues of which $486 million had stated maturities that could be accelerated through call provisions. The Company uses interest rate and foreign currency swaps (collateralized where appropriate), purchases of U.S. Treasury securities, and other hedging techniques to reduce its exposure to interest rate and currency fluctuations that arise from its financing activities and to match the variable interest rate characteristics of its earning assets. (See "Interest Rate Risk Management.")

    On January 1, 2000, the GSE's statutory capital adequacy ratio was increased from 2.00 percent to 2.25 percent. At March 31, 2001, the GSE's statutory capital adequacy ratio, after the effect of the dividends to be paid in the second quarter of 2001, was 2.32 percent.

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

    In addition to term match funding, $14.7 billion of the Company's asset-backed securities match the interest rate characteristics of the majority of the student loans in the trusts by being indexed to the 91-day Treasury bill. At March 31, 2001, there were approximately $3.4 billion of PLUS student loans outstanding in the trusts, which have interest rates that reset annually based on the final auction of 52-week Treasury bills before each July 1. In addition, at March 31, 2001, approximately $16.3 billion of asset-backed securities had been indexed to LIBOR. In its securitization transactions, the Company retains this basis risk and manages it through its on-balance sheet financing activities. The effect of this basis risk management is included in the following table as the impact of securitized student loans.

    In the table below the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. The notional amount of interest rate swap contracts is included in the "Off-balance Sheet Financial Instruments" section of the table below. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at March 31, 2001 and is not necessarily reflective of positions that existed throughout the period.

                                                                         INTEREST RATE SENSITIVITY PERIOD
                                                    ---------------------------------------------------------------------------
                                                    3 MONTHS     3 MONTHS TO    6 MONTHS TO     1 TO 2      2 TO 5      OVER 5
                                                     OR LESS      6 MONTHS        1 YEAR        YEARS       YEARS       YEARS
                                                    ---------    -----------    -----------    --------    --------    --------
ASSETS
Student loans.....................................   $35,253       $2,731         $   541       $  --       $   --      $   --
Warehousing advances..............................       988           13              --          --            2          11
Academic facilities financings....................        36           24              16         120          257         384
Cash and investments..............................     3,597        1,103              20           7          151       1,896
Other assets......................................        29           34              67         139          428       3,022
                                                     -------       ------         -------       -----       ------      ------
  Total assets....................................    39,903        3,905             644         266          838       5,313
                                                     -------       ------         -------       -----       ------      ------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings.............................    35,806        1,114             553          --           --          --
Long-term notes...................................     7,544           12              --         414        1,340         540
Other liabilities.................................        --           --              --          --           --       1,912
Minority interest in subsidiary...................        --           --              --          --           --         214
Stockholders' equity..............................        --           --              --          --           --       1,420
                                                     -------       ------         -------       -----       ------      ------
  Total liabilities and stockholders' equity......    43,350        1,126             553         414        1,340       4,086
                                                     -------       ------         -------       -----       ------      ------
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Interest rate swaps...............................     3,943       (1,423)         (1,805)        250           38      (1,003)
Impact of securitized student loans...............    (3,391)       3,391              --          --           --          --
                                                     -------       ------         -------       -----       ------      ------
  Total off-balance sheet financial instruments...       552        1,968          (1,805)        250           38      (1,003)
                                                     -------       ------         -------       -----       ------      ------
Period gap........................................   $(2,895)      $4,747         $(1,714)      $ 102       $ (464)     $  224
                                                     =======       ======         =======       =====       ======      ======
Cumulative gap....................................   $(2,895)      $1,852         $   138       $ 240       $ (224)     $   --
                                                     =======       ======         =======       =====       ======      ======
Ratio of interest-sensitive assets to
  interest-sensitive liabilities..................      92.0%       343.8%          104.3%       30.7%        30.6%      424.3%
                                                     =======       ======         =======       =====       ======      ======
Ratio of cumulative gap to total assets...........       5.7%        (3.6)%          (0.3)%      (0.5)%         .4%         --%
                                                     =======       ======         =======       =====       ======      ======

INTEREST RATE SENSITIVITY ANALYSIS

    The effect of short-term movements in interest rates on the Company's results of operations and financial position has been limited through the Company's risk management activities. The Company performed a sensitivity analysis to determine the effect of a hypothetical increase in market interest rates of 10 percent on the Company's variable rate assets and liabilities and a hypothetical 10 percent increase in spreads to their underlying index. Based on this analysis, there has not been a material change in market risk from December 31, 2000 as reported in the Company's Form 10-K.

AVERAGE TERMS TO MATURITY

    The following table reflects the average terms to maturity for the Company's managed earning assets and liabilities at March 31, 2001 (in years):

                                                                ON-        OFF-
                                                              BALANCE    BALANCE
                                                               SHEET      SHEET     MANAGED
                                                              --------   --------   --------
EARNING ASSETS
Student loans...............................................    7.3        4.2        5.9
Warehousing advances........................................    5.5         --        5.5
Academic facilities financings..............................    6.6         --        6.6
Cash and investments........................................    4.2         --        4.2
                                                                ---        ---        ---
Total earning assets........................................    6.8        4.2        5.8
                                                                ---        ---        ---
BORROWINGS
Short-term borrowings.......................................     .4         --         .4
Long-term borrowings........................................    4.1        4.2        4.2
                                                                ---        ---        ---
Total borrowings............................................    1.2        4.2        2.4
                                                                ===        ===        ===

    In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 4.2 years. As student loans are securitized, the need for long-term on-balance sheet financing will decrease.

COMMON STOCK

    The Company repurchased 5.5 million shares during the first quarter of 2001 through open market purchases and equity forward settlements and issued a net
4.3 million shares as a result of benefit plans. At March 31, 2001, the total common shares that could potentially be acquired over the next four years under outstanding equity forward contracts was 16.5 million, and the Company had a remaining authority to enter into additional share repurchases and equity forward contracts for 10.9 million shares.

    The following table summarizes the Company's common share repurchase and equity forward activity for the three months ended March 31, 2001 and 2000. (All amounts in the tables are common shares in millions.)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
COMMON SHARES REPURCHASED:
  Open market...............................................      2.7         --
  Equity forwards...........................................      2.8        1.1
                                                               ------     ------
Total shares repurchased....................................      5.5        1.1
                                                               ======     ======

Average purchase price per share............................   $54.51     $43.78
                                                               ======     ======

EQUITY FORWARD CONTRACTS:
Outstanding at beginning of year............................     18.2       21.4
New contracts...............................................      1.1        1.7
Exercises...................................................     (2.8)      (1.1)
                                                               ------     ------
Outstanding at end of period................................     16.5       22.0
                                                               ======     ======
Remaining Board of Director authority at end of period......     10.9        1.9
                                                               ======     ======

    As of March 31, 2001, the expiration dates and range of purchase prices for outstanding equity forward contracts are as follows:

                                                              OUTSTANDING       RANGE OF MARKET
YEAR OF MATURITY                                               CONTRACTS            PRICES
----------------                                              -----------   -----------------------
2001........................................................       1.5          $32.11 - $43.06
2002........................................................       5.0          41.01 -  45.55
2003........................................................       7.1          33.93 -  63.00
2004........................................................       1.7          39.82 -  45.62
2005........................................................       1.2          30.00 -  36.04
                                                                  ----
                                                                  16.5
                                                                  ====

OTHER RELATED EVENTS AND INFORMATION

OTHER DEVELOPMENTS

    Effective as of March 27, 2001, J. Paul Carey resigned as Executive Vice President of the Company. Mr. Carey continued to serve as President and a director of the Student Loan Marketing Association until May 8, 2001. Effective as of May 8, 2001, Marianne M. Keler, Esquire, was appointed as the President of the Student Loan Marketing Association. Ms. Keler continues to serve as an Executive Vice President and the General Counsel of the Company.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Nothing to report.

ITEM 2. CHANGES IN SECURITIES.

    Nothing to report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Nothing to report.

ITEM 5. OTHER INFORMATION.

    Effective as of March 27, 2001, J. Paul Carey resigned as Executive Vice President of the Company. Mr. Carey continued to serve as President and a director of the Student Loan Marketing Association until May 8, 2001. Effective as of May 8, 2001, Marianne M. Keler, Esquire, was appointed as the President of the Student Loan Marketing Association. Ms. Keler continues to serve as an Executive Vice President and the General Counsel of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

    None.

    (b) Reports on Form 8-K

    We filed four Current Reports on Form 8-K with the Commission during the quarter ended March 31, 2001 or thereafter. They were filed on:

    - February 22, 2001 in connection with our press release announcing our earnings for the fourth quarter ended December 31, 2000 and our supplemental financial information for the same period

    - February 27, 2001 in connection with the issuance of $500,000,000 of our Senior Notes due February 18, 2003

    - March 7, 2001 in connection with the sale of 7,241,513 shares of our common stock by the Lumina Foundation for Education, Inc.

    - April 17, 2001 in connection with the issuance of $115,000,000 of our Senior Notes due February 18, 2003, increasing the aggregate principal amount of the outstanding notes of this series to $615,000,000

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                USA EDUCATION, INC.
                                (Registrant)

                                By:                      /s/ JOHN F. REMONDI
                                              -----------------------------------------
                                                           John F. Remondi
                                                     EXECUTIVE VICE PRESIDENT AND
                                                       CHIEF FINANCIAL OFFICER
                                             (Principal Financial and Accounting Officer
                                                     and Duly Authorized Officer)

Date: May 15, 2001