Form 10-Q
period 2001-06-30
USA EDUCATION INC
filed 2001-08-14
CIK 1032033

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

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 OR
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

              (Amended by Exch. Act Rel. No. 312905. eff 4/26/93.)

                       Commission File Number: 001-13251

                            ------------------------

                              USA EDUCATION, INC.
                       (FORMERLY SLM HOLDING CORPORATION)

             (Exact name of registrant as specified in its charter)

                DELAWARE                                     52-2013874
    (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                     Identification No.)

11600 SALLIE MAE DRIVE, RESTON, VIRGINIA                       20193
(Address of principal executive offices)                     (Zip Code)

                                 (703) 810-3000
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           CLASS                            OUTSTANDING AT JUNE 30, 2001
----------------------------                ----------------------------
Common Stock, $.20 par value                     160,523,989 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              USA EDUCATION, INC.

                                   FORM 10-Q

                                     INDEX
                                 JUNE 30, 2001

                                                                PAGE
                                                              --------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements..............................      3
  Item 2. Management's Discussion and Analysis of Financial
    Condition
        and Results of Operations...........................     16

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.................................     35
  Item 2. Changes in Securities.............................     35
  Item 3. Defaults Upon Senior Securities...................     35
  Item 4. Submission of Matters to a Vote of Security
    Holders.................................................     35
  Item 5. Other Information.................................     36
  Item 6. Exhibits and Reports on Form 8-K..................     36

SIGNATURES..................................................     37

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              USA EDUCATION, INC.
                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Student loans...............................................  $39,778,407   $37,647,297
Warehousing advances........................................      950,244       987,352
Academic facilities financings
  Bonds--available-for-sale.................................      438,003       498,775
  Loans.....................................................      338,388       352,393
                                                              -----------   -----------
    Total academic facilities financings....................      776,391       851,168
Investments
  Trading...................................................        1,945            --
  Available-for-sale........................................    4,144,634     4,244,762
  Held-to-maturity..........................................    1,033,720       961,260
                                                              -----------   -----------
    Total investments.......................................    5,180,299     5,206,022
Cash and cash equivalents...................................      809,181       734,468
Other assets, principally accrued interest receivable.......    3,730,875     3,365,481
                                                              -----------   -----------
    Total assets............................................  $51,225,397   $48,791,788
                                                              ===========   ===========

LIABILITIES
Short-term borrowings.......................................  $35,215,782   $30,463,988
Long-term notes.............................................   12,470,888    14,910,939
Other liabilities...........................................    1,732,795     1,787,642
                                                              -----------   -----------
    Total liabilities.......................................   49,419,465    47,162,569
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST IN SUBSIDIARY.............................      213,883       213,883
STOCKHOLDERS' EQUITY
Preferred stock, Series A, par value $.20 per share,
  20,000,000 shares authorized: 3,300,000 and 3,300,000
  shares, respectively, issued at stated value of $50 per
  share.....................................................      165,000       165,000
Common stock, par value $.20 per share, 375,000,000 shares
  authorized, 198,922,031 and 190,851,936 shares issued,
  respectively..............................................       39,784        38,170
Additional paid-in capital..................................      549,070       225,211
Unrealized gains on investments (net of tax of $261,208 and
  $167,624, respectively)...................................      485,100       311,301
Retained earnings...........................................    2,060,176     1,810,902
                                                              -----------   -----------
Stockholders' equity before treasury stock..................    3,299,130     2,550,584
Common stock held in treasury at cost: 38,398,042 and
  26,707,091 shares, respectively...........................    1,707,081     1,135,248
                                                              -----------   -----------
  Total stockholders' equity................................    1,592,049     1,415,336
                                                              -----------   -----------
  Total liabilities and stockholders' equity................  $51,225,397   $48,791,788
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS                 SIX MONTHS
                                                            ENDED JUNE 30,              ENDED JUNE 30,
                                                       -------------------------   -------------------------
                                                          2001          2000          2001          2000
                                                       -----------   -----------   -----------   -----------
                                                       (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
INTEREST INCOME:
  Student loans......................................   $674,510      $634,465     $1,387,543    $1,302,122
  Warehousing advances...............................     10,722        11,156         25,307        27,855
  Academic facilities financings:
    Taxable..........................................      7,918        11,135         15,953        20,029
    Tax-exempt.......................................      5,746         7,925         11,913        16,200
                                                        --------      --------     ----------    ----------
  Total academic facilities financings...............     13,664        19,060         27,866        36,229
  Investments........................................     95,952       142,367        228,805       260,558
                                                        --------      --------     ----------    ----------
Total interest income................................    794,848       807,048      1,669,521     1,626,764
INTEREST EXPENSE:
  Short-term debt....................................    444,083       543,945        954,753     1,117,001
  Long-term debt.....................................    123,362       101,462        307,557       186,253
                                                        --------      --------     ----------    ----------
Total interest expense...............................    567,445       645,407      1,262,310     1,303,254
                                                        --------      --------     ----------    ----------
Net interest income..................................    227,403       161,641        407,211       323,510
Less: provision for losses...........................     13,271         7,900         26,870        17,338
                                                        --------      --------     ----------    ----------
Net interest income after provision for losses.......    214,132       153,741        380,341       306,172
                                                        --------      --------     ----------    ----------
OTHER INCOME:
  Gains on student loan securitizations..............     18,300        26,024         27,778        68,354
  Servicing and securitization revenue...............    193,732        68,548        313,743       130,667
  (Losses) gains on sales of securities..............    (47,584)          790        (78,919)       43,792
  Guarantor servicing fees...........................     58,045            --        113,228            --
  Derivative market value adjustment.................    116,884            --        (51,280)           --
  Other..............................................     56,843        29,952        126,148        58,092
                                                        --------      --------     ----------    ----------
Total other income...................................    396,220       125,314        450,698       300,905
OPERATING EXPENSES:
  Salaries and benefits..............................     84,318        47,347        176,885       101,218
  Other..............................................     85,949        47,697        160,755        90,064
                                                        --------      --------     ----------    ----------
Total operating expenses.............................    170,267        95,044        337,640       191,282
                                                        --------      --------     ----------    ----------
Income before income taxes and minority interest in
  net earnings of subsidiary.........................    440,085       184,011        493,399       415,795
                                                        --------      --------     ----------    ----------
INCOME TAXES:
  Current............................................    220,068        66,327        259,205       207,689
  Deferred...........................................    (64,451)       (5,483)       (82,749)      (71,384)
                                                        --------      --------     ----------    ----------
Total income taxes...................................    155,617        60,844        176,456       136,305
Minority interest in net earnings of subsidiary......      2,673         2,673          5,347         5,347
                                                        --------      --------     ----------    ----------
NET INCOME...........................................    281,795       120,494        311,596       274,143
Preferred stock dividends............................      2,875         2,886          5,750         5,793
                                                        --------      --------     ----------    ----------
Net income attributable to common stock..............   $278,920      $117,608     $  305,846    $  268,350
                                                        ========      ========     ==========    ==========
Basic earnings per share.............................   $   1.74      $    .75     $     1.89    $     1.71
                                                        ========      ========     ==========    ==========
Average common shares outstanding....................    160,707       156,090        161,872       156,643
                                                        ========      ========     ==========    ==========
Diluted earnings per share...........................   $   1.68      $    .73     $     1.82    $     1.66
                                                        ========      ========     ==========    ==========
Average common and common equivalent shares
  outstanding........................................    166,408       161,969        168,164       162,113
                                                        ========      ========     ==========    ==========

          See accompanying notes to consolidated financial statements

                              USA EDUCATION, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              PREFERRED             COMMON STOCK SHARES
                                                                STOCK     ---------------------------------------   PREFERRED
                                                               SHARES       ISSUED       TREASURY     OUTSTANDING     STOCK
                                                              ---------   -----------   -----------   -----------   ---------
BALANCE AT MARCH 31, 2000...................................  3,300,000   186,237,095   (29,632,909)  156,604,186   $165,000
  Comprehensive income:
    Net income..............................................
    Other comprehensive income, net of tax:
      Change in unrealized gains (losses) on investments,
        net of tax..........................................
  Comprehensive income......................................
  Cash dividends:
    Common stock ($.16 per share)...........................
    Preferred stock ($.88 per share)........................
  Issuance of common shares.................................                   29,784        50,000        79,784
  Premiums on equity forward purchase contracts.............
Repurchase of common shares.................................                             (1,480,122)   (1,480,122)
                                                              ---------   -----------   -----------   -----------   --------
BALANCE AT JUNE 30, 2000....................................  3,300,000   186,266,879   (31,063,031)  155,203,848   $165,000
                                                              =========   ===========   ===========   ===========   ========
BALANCE AT MARCH 31, 2001...................................  3,300,000   195,699,344   (32,730,575)  162,968,769   $165,000
Comprehensive income:
    Net income..............................................
    Other comprehensive income, net of tax:
      Change in unrealized gains (losses) on investments,
        net of tax..........................................
  Comprehensive income......................................
  Cash dividends:
    Common stock ($.17 per share)...........................
    Preferred stock ($.87 per share)........................
  Issuance of common shares.................................                3,222,687       192,422     3,415,109
  Premiums on equity forward purchase contracts.............
  Repurchase of common shares...............................                             (5,859,889)   (5,859,889)
                                                              ---------   -----------   -----------   -----------   --------
BALANCE AT JUNE 30, 2001....................................  3,300,000   198,922,031   (38,398,042)  160,523,989   $165,000
                                                              =========   ===========   ===========   ===========   ========

                                                                                             UNREALIZED
                                                                                           GAINS (LOSSES)
                                                               COMMON      ADDITIONAL            ON          RETAINED
                                                               STOCK     PAID-IN CAPITAL    INVESTMENTS      EARNINGS
                                                              --------   ---------------   --------------   ----------
BALANCE AT MARCH 31, 2000...................................  $37,247       $ 60,740          $295,371      $1,587,637
  Comprehensive income:
    Net income..............................................                                                   120,494
    Other comprehensive income, net of tax:
      Change in unrealized gains (losses) on investments,
        net of tax..........................................                                         7

  Comprehensive income......................................
  Cash dividends:
    Common stock ($.16 per share)...........................                                                   (24,962)
    Preferred stock ($.88 per share)........................                                                    (2,886)
  Issuance of common shares.................................        6          1,247
  Premiums on equity forward purchase contracts.............                  (9,245)
Repurchase of common shares.................................
                                                              -------       --------          --------      ----------
BALANCE AT JUNE 30, 2000....................................  $37,253       $ 52,742          $295,378      $1,680,283
                                                              =======       ========          ========      ==========
BALANCE AT MARCH 31, 2001...................................  $39,140       $424,543          $440,228      $1,809,316
Comprehensive income:
    Net income..............................................                                                   281,795
    Other comprehensive income, net of tax:
      Change in unrealized gains (losses) on investments,
        net of tax..........................................                                    44,872

  Comprehensive income......................................
  Cash dividends:
    Common stock ($.17 per share)...........................                                                   (28,060)
    Preferred stock ($.87 per share)........................                                                    (2,875)
  Issuance of common shares.................................      644        135,848
  Premiums on equity forward purchase contracts.............                 (11,321)
  Repurchase of common shares...............................
                                                              -------       --------          --------      ----------
BALANCE AT JUNE 30, 2001....................................  $39,784       $549,070          $485,100      $2,060,176
                                                              =======       ========          ========      ==========


                                                                                TOTAL
                                                               TREASURY     STOCKHOLDERS'
                                                                 STOCK         EQUITY
                                                              -----------   -------------
BALANCE AT MARCH 31, 2000...................................  $(1,233,469)    $  912,526
  Comprehensive income:
    Net income..............................................                     120,494
    Other comprehensive income, net of tax:
      Change in unrealized gains (losses) on investments,
        net of tax..........................................                           7
                                                                              ----------
  Comprehensive income......................................                     120,501
  Cash dividends:
    Common stock ($.16 per share)...........................                     (24,962)
    Preferred stock ($.88 per share)........................                      (2,886)
  Issuance of common shares.................................        2,366          3,619
  Premiums on equity forward purchase contracts.............                      (9,245)
Repurchase of common shares.................................      (61,542)       (61,542)
                                                              -----------     ----------
BALANCE AT JUNE 30, 2000....................................  $(1,292,645)    $  938,011
                                                              ===========     ==========
BALANCE AT MARCH 31, 2001...................................  $(1,458,049)    $1,420,178
Comprehensive income:
    Net income..............................................                     281,795
    Other comprehensive income, net of tax:
      Change in unrealized gains (losses) on investments,
        net of tax..........................................                      44,872
                                                                              ----------
  Comprehensive income......................................                     326,667
  Cash dividends:
    Common stock ($.17 per share)...........................                     (28,060)
    Preferred stock ($.87 per share)........................                      (2,875)
  Issuance of common shares.................................           43        136,535
  Premiums on equity forward purchase contracts.............                     (11,321)
  Repurchase of common shares...............................     (249,075)      (249,075)
                                                              -----------     ----------
BALANCE AT JUNE 30, 2001....................................  $(1,707,081)    $1,592,049
                                                              ===========     ==========

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                             PREFERRED             COMMON STOCK SHARES
                                                               STOCK     ----------------------------------------   PREFERRED
                                                              SHARES       ISSUED       TREASURY     OUTSTANDING      STOCK
                                                             ---------   -----------   -----------   ------------   ---------
BALANCE AT DECEMBER 31, 1999...............................  3,300,000   186,069,619   (28,493,072)   157,576,547   $165,000
  Comprehensive income:
    Net income.............................................
    Other comprehensive income, net of tax:
      Change in unrealized gains (losses) on investments,
        net of tax.........................................
  Comprehensive income.....................................
  Cash dividends...........................................
    Common stock ($.32 per share)..........................
    Preferred stock ($1.76 per share)......................
  Issuance of common shares................................                  197,260        50,000        247,260
  Premiums on equity forward purchase contracts............
  Repurchase of common shares..............................                             (2,619,959)    (2,619,959)
                                                             ---------   -----------   -----------   ------------   --------
BALANCE AT JUNE 30, 2000...................................  3,300,000   186,266,879   (31,063,031)   155,203,848   $165,000
                                                             =========   ===========   ===========   ============   ========
BALANCE AT DECEMBER 31, 2000...............................  3,300,000   190,851,936   (26,707,091)   164,144,845   $165,000
Comprehensive income:
    Net income.............................................
    Other comprehensive income, net of tax:
      Change in unrealized gains (losses) on investments,
        net of tax.........................................
  Comprehensive income.....................................
  Cash dividends...........................................
    Common stock ($.35 per share)..........................
    Preferred stock ($1.74 per share)......................
  Issuance of common shares................................                8,070,095       192,422      8,262,517
  Premiums on equity forward purchase contracts............
  Repurchase of common shares..............................                            (11,883,373)   (11,883,373)
                                                             ---------   -----------   -----------   ------------   --------
BALANCE AT JUNE 30, 2001...................................  3,300,000   198,922,031   (38,398,042)   160,523,989   $165,000
                                                             =========   ===========   ===========   ============   ========

                                                                                            UNREALIZED
                                                                                          GAINS (LOSSES)
                                                              COMMON      ADDITIONAL            ON          RETAINED     TREASURY
                                                              STOCK     PAID-IN CAPITAL    INVESTMENTS      EARNINGS       STOCK
                                                             --------   ---------------   --------------   ----------   -----------
BALANCE AT DECEMBER 31, 1999...............................  $37,214       $ 62,827          $297,735      $1,462,034   $(1,183,896)
  Comprehensive income:
    Net income.............................................                                                   274,143
    Other comprehensive income, net of tax:
      Change in unrealized gains (losses) on investments,
        net of tax.........................................                                    (2,357)

  Comprehensive income.....................................
  Cash dividends...........................................
    Common stock ($.32 per share)..........................                                                   (50,101)
    Preferred stock ($1.76 per share)......................                                                    (5,793)
  Issuance of common shares................................       39          8,894                                           2,366
  Premiums on equity forward purchase contracts............                 (18,979)
  Repurchase of common shares..............................                                                                (111,115)
                                                             -------       --------          --------      ----------   -----------
BALANCE AT JUNE 30, 2000...................................  $37,253       $ 52,742          $295,378      $1,680,283   $(1,292,645)
                                                             =======       ========          ========      ==========   ===========
BALANCE AT DECEMBER 31, 2000...............................  $38,170       $225,211          $311,301      $1,810,902   $(1,135,248)
Comprehensive income:
    Net income.............................................                                                   311,596
    Other comprehensive income, net of tax:
      Change in unrealized gains (losses) on investments,
        net of tax.........................................                                   173,799

  Comprehensive income.....................................
  Cash dividends...........................................
    Common stock ($.35 per share)..........................                                                   (56,572)
    Preferred stock ($1.74 per share)......................                                                    (5,750)
  Issuance of common shares................................    1,614        343,234                                          12,126
  Premiums on equity forward purchase contracts............                 (19,375)
  Repurchase of common shares..............................                                                                (583,959)
                                                             -------       --------          --------      ----------   -----------
BALANCE AT JUNE 30, 2001...................................  $39,784       $549,070          $485,100      $2,060,176   $(1,707,081)
                                                             =======       ========          ========      ==========   ===========


                                                                 TOTAL
                                                             STOCKHOLDERS'
                                                                EQUITY
                                                             -------------
BALANCE AT DECEMBER 31, 1999...............................    $  840,914
  Comprehensive income:
    Net income.............................................       274,143
    Other comprehensive income, net of tax:
      Change in unrealized gains (losses) on investments,
        net of tax.........................................        (2,357)
                                                               ----------
  Comprehensive income.....................................       271,786
  Cash dividends...........................................
    Common stock ($.32 per share)..........................       (50,101)
    Preferred stock ($1.76 per share)......................        (5,793)
  Issuance of common shares................................        11,299
  Premiums on equity forward purchase contracts............       (18,979)
  Repurchase of common shares..............................      (111,115)
                                                               ----------
BALANCE AT JUNE 30, 2000...................................    $  938,011
                                                               ==========
BALANCE AT DECEMBER 31, 2000...............................    $1,415,336
Comprehensive income:
    Net income.............................................       311,596
    Other comprehensive income, net of tax:
      Change in unrealized gains (losses) on investments,
        net of tax.........................................       173,799
                                                               ----------
  Comprehensive income.....................................       485,395
  Cash dividends...........................................
    Common stock ($.35 per share)..........................       (56,572)
    Preferred stock ($1.74 per share)......................        (5,750)
  Issuance of common shares................................       356,974
  Premiums on equity forward purchase contracts............       (19,375)
  Repurchase of common shares..............................      (583,959)
                                                               ----------
BALANCE AT JUNE 30, 2001...................................    $1,592,049
                                                               ==========

          See accompanying notes to consolidated financial statements.

                               USA EDUCATION, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                SIX MONTHS ENDED JUNE 30,
                                                              -----------------------------
                                                                  2001            2000
                                                              -------------   -------------
                                                               (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES
Net income..................................................  $     311,596   $     274,143
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    (Gains) on student loan securitizations.................        (27,778)        (68,354)
    Losses (gains) on sales of securities...................         78,919         (43,792)
    Derivative market value adjustment......................         51,280              --
    Provision for losses....................................         26,870          17,338
    (Increase) decrease in accrued interest receivable......        (38,953)         27,206
    (Decrease) increase in accrued interest payable.........        (76,089)          6,857
    (Increase) in other assets..............................       (199,319)         (2,781)
    (Decrease) increase in other liabilities................        (25,594)        146,523
                                                              -------------   -------------
      Total adjustments.....................................       (210,664)         82,997
                                                              -------------   -------------
Net cash provided by operating activities...................        100,932         357,140
                                                              -------------   -------------
INVESTING ACTIVITIES
  Student loans purchased...................................     (7,490,734)     (5,558,685)
  Reduction of student loans purchased:
    Installment payments....................................      1,616,813       1,046,026
    Claims and resales......................................        279,701         250,775
    Proceeds from securitization of student loans...........      3,404,475       6,627,425
    Proceeds from sales of student loans....................         50,410         124,225
  Warehousing advances made.................................       (527,011)       (436,588)
  Warehousing advance repayments............................        564,119         798,932
  Academic facilities financings made.......................           (480)        (10,000)
  Academic facilities financings reductions.................         80,141          72,650
  Investments purchased.....................................    (31,722,380)    (17,641,361)
  Proceeds from sale or maturity of investments.............     31,700,366      18,935,686
                                                              -------------   -------------
Net cash (used in) provided by investing activities.........     (2,044,580)      4,209,085
                                                              -------------   -------------
FINANCING ACTIVITIES
  Short-term borrowings issued..............................    530,168,259     328,090,112
  Short-term borrowings repaid..............................   (532,766,851)   (331,465,504)
  Long-term notes issued....................................      9,063,072       5,549,013
  Long-term notes repaid....................................     (4,137,437)     (6,898,128)
  Equity forward contracts and stock issued.................        337,599          (7,680)
  Common stock repurchased..................................       (583,959)       (111,115)
  Common dividends paid.....................................        (56,572)        (50,101)
  Preferred dividends paid..................................         (5,750)         (5,793)
                                                              -------------   -------------
Net cash provided by (used in) financing activities.........      2,018,361      (4,899,196)
                                                              -------------   -------------
Net increase (decrease) in cash and cash equivalents........         74,713        (332,971)
Cash and cash equivalents at beginning of period............        734,468         589,750
                                                              -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $     809,181   $     256,779
                                                              =============   =============
Cash disbursements made for:
  Interest..................................................  $   1,064,857   $   1,181,659
                                                              =============   =============
  Income taxes..............................................  $      94,400   $      50,000
                                                              =============   =============

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (INFORMATION AT JUNE 30, 2001 AND FOR THE THREE AND SIX MONTHS ENDED
                      JUNE 30, 2001 AND 2000 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of USA Education, Inc. (the "Company"), formerly SLM Holding Corporation, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results for the year ending December 31, 2001.

2. NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133," and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was effective for the Company's financial statements beginning January 1, 2001. SFAS 133, as amended, requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for derivative financial instruments that qualify as fair value hedges allows a derivative instrument's gains and losses to offset related fair value changes on the hedged item in the income statement to the extent that those changes are the same. Derivative financial instruments that qualify as cash flow hedges are reported as adjustments to stockholders' equity as a component of other comprehensive income. Hedge accounting for derivative instruments requires that companies formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. SFAS 133 could result in increased period to period volatility in reported net income. The Company implemented the new standard on January 1, 2001 (see Note 6). In conjunction with the implementation of SFAS 133, the Company reclassified
$2 million of held-to-maturity securities to trading securities as permitted under the transition provisions of SFAS 133.

    In October 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125." SFAS 140 requires new disclosures about securitizations and retained interests in securitized financial assets and revises the criteria involving qualifying special purpose entities. Under SFAS 140, entities are required to disclose information about securitizations regarding accounting policies, securitization characteristics, key assumptions used and cash flows between the securitization special purpose entities and the

                              USA EDUCATION, INC.

      (INFORMATION AT JUNE 30, 2001 AND FOR THE THREE AND SIX MONTHS ENDED
                      JUNE 30, 2001 AND 2000 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED) transferor. Additionally, entities are required to disclose information related to retained interests in securitized financial assets, information regarding accounting policies for subsequent measuring of retained interests, key assumptions used in subsequent fair value measurements, sensitivity analysis showing hypothetical effects on fair values based on unfavorable variations from key assumptions and general characteristics of the securitized assets such as principal balances, delinquencies and credit losses. These new disclosure requirements are to be provided for fiscal years ending after December 15, 2000. Additionally, SFAS 140 revised the criteria involving qualifying special purpose entities. These revisions related to special purpose entities are to be applied prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001 (see Note 4).

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and broadens the criteria for recording identifiable intangible assets separate from goodwill. SFAS 142 requires companies to cease systematically amortizing goodwill (and other intangible assets with indefinite lives) to results of operations, but rather perform an assessment for impairment by applying a fair-value-based test on an annual basis (or an interim basis if circumstances indicate a possible impairment). Future impairment losses are to be recorded as an operating expense, except at the transition date, when any impairment write-off of existing goodwill is to be recorded as a "cumulative effect of change in accounting principle." In accordance with SFAS 142, any goodwill and indefinite-life intangibles resulting from acquisitions completed after June 30, 2001 will not be amortized. Effective January 1, 2002, the Company will cease the amortization of goodwill and indefinite-life intangibles existing at June 30, 2001 in accordance with SFAS 142. Beginning in the first quarter of 2002, the Company will be required to test its goodwill for impairment, which could have an adverse effect on the Company's future results of operations if an impairment occurs. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS 142.

                              USA EDUCATION, INC.

      (INFORMATION AT JUNE 30, 2001 AND FOR THE THREE AND SIX MONTHS ENDED
                      JUNE 30, 2001 AND 2000 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ALLOWANCE FOR LOSSES

    The following table summarizes changes in the allowance for losses for the three and six months ended June 30, 2001 and 2000, respectively.

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              -------------------   -------------------
                                                2001       2000       2001       2000
                                              --------   --------   --------   --------
BALANCE AT BEGINNING OF PERIOD..............  $306,312   $300,054   $322,056   $303,743
Additions
  Provisions for losses.....................    13,271      7,900     26,870     17,338
  Recoveries................................     2,832        631      4,047      3,386
Deductions
  Reductions for student loans sales and
    securitizations.........................    (5,164)    (4,960)    (8,835)   (12,969)
  Write-offs................................    (6,859)    (4,233)   (33,746)   (12,106)
                                              --------   --------   --------   --------
BALANCE AT END OF PERIOD....................  $310,392   $299,392   $310,392   $299,392
                                              ========   ========   ========   ========

4. STUDENT LOAN SECURITIZATION

    When the Company sells student loans in securitizations, it retains interest-only strips and servicing rights, all of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company estimates fair value, both initially and on a quarterly basis going forward, based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions--credit losses, prepayment speeds and discount rates.

    For the three months ended June 30, 2001, the Company sold $1.5 billion of student loans in one securitization transaction and securitized $60 million of student loans through the recycling provisions of the USA Group securitizations. The Company recorded a pre-tax securitization gain of $18 million or
1.17 percent of the portfolios securitized in the second quarter of 2001. For the three months ended June 30, 2000, the Company sold $2.5 billion of student loans in one securitization transaction and recorded a pre-tax securitization gain of $26 million or 1.03 percent of the portfolios securitized. For the six months ended June 30, 2001, the Company sold $3.0 billion of student loans in two securitization transactions and securitized $348 million through the recycling provisions of the USA Group securitizations. The Company recorded a pre-tax securitization gain of $28 million or 0.83 percent of the portfolios securitized in the six months ended June 30, 2001. In the six months ended
June 30, 2000, the Company sold $6.5 billion of student loans in three separate transactions and recorded a pre-tax securitization gain of $68 million or
1.05 percent of the portfolios securitized. At June 30, 2001 and December 31, 2000, securitized student loans outstanding totaled $31.0 billion and $29.9 billion, respectively.

                              USA EDUCATION, INC.

      (INFORMATION AT JUNE 30, 2001 AND FOR THE THREE AND SIX MONTHS ENDED
                      JUNE 30, 2001 AND 2000 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. STUDENT LOAN SECURITIZATION (CONTINUED)
    In those securitizations, the Company retained servicing responsibilities and received annual servicing fees of 0.9 percent per annum of the outstanding balance of student loans other than consolidation loans and 0.5 percent per annum of the outstanding balance of consolidation loans. The Company also receives rights to future cash flows arising after the investors in the trust have received the return for which they have contracted. Trust investors and the securitization trusts have no recourse to the Company's other assets. The Company's retained interests are subordinate to investors' interests. Their value is subject to credit, prepayment, and interest rate risks.

    Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from the student loan securitization transaction completed during the second quarter of 2001 were as follows:

Prepayment speed............................................  7% per annum
Weighted-average life.......................................  4.3 years
Expected credit losses......................................  0.5%
Residual cash flows discounted at...........................  12%

    Expected credit losses resulting from loans securitized in 2001 are dependent on the portfolio's expected rate of defaulted loans, the level of insurance guarantee which ranges from 98 percent to 100 percent of the unpaid principal and interest of the defaulted loan, and the expected level of defaulted loans not eligible for insurance guarantee due to servicing deficiencies (approximately one percent of defaulted loans). The expected dollar amount of credit losses is divided by the portfolio's principal balance to arrive at the expected credit loss percentage. The following table summarizes the cash flows received from securitization trusts entered into during the three and six months ended June 30, 2001 (dollars in millions):

                                                      THREE MONTHS     SIX MONTHS
                                                          ENDED           ENDED
                                                      JUNE 30, 2001   JUNE 30, 2001
                                                      -------------   -------------
Proceeds from new securitizations...................       1,501          3,024
Servicing fees received.............................           3              3
Cash flows received on interest-only strips.........          --             --

5. COMMON STOCK

    Basic earnings per common share ("Basic EPS") are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share ("Diluted EPS") reflect the potential dilutive effect of additional common shares that are issuable upon

                              USA EDUCATION, INC.

      (INFORMATION AT JUNE 30, 2001 AND FOR THE THREE AND SIX MONTHS ENDED
                      JUNE 30, 2001 AND 2000 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. COMMON STOCK (CONTINUED)
exercise of outstanding stock options and warrants, determined by the treasury stock method, and equity forwards, determined by the reverse treasury stock method, as follows:

                                                NET INCOME
                                               ATTRIBUTABLE
                                                TO COMMON       AVERAGE     EARNINGS
                                                  STOCK         SHARES      PER SHARE
                                               ------------   -----------   ---------
                                               (THOUSANDS)    (THOUSANDS)
THREE MONTHS ENDED JUNE 30, 2001
Basic EPS....................................    $278,920       160,707       $1.74
Dilutive effect of stock options, warrants,
  equity forwards, and deferred
  compensation...............................          --         5,701        (.06)
                                                 --------       -------       -----
Diluted EPS..................................    $278,920       166,408       $1.68
                                                 ========       =======       =====
THREE MONTHS ENDED JUNE 30, 2000
Basic EPS....................................    $117,608       156,090       $ .75
Dilutive effect of stock options, warrants
  and equity forwards........................          --         5,879        (.02)
                                                 --------       -------       -----
Diluted EPS..................................    $117,608       161,969       $ .73
                                                 ========       =======       =====

                                                NET INCOME
                                               ATTRIBUTABLE
                                                TO COMMON       AVERAGE     EARNINGS
                                                  STOCK         SHARES      PER SHARE
                                               ------------   -----------   ---------
                                               (THOUSANDS)    (THOUSANDS)
SIX MONTHS ENDED JUNE 30, 2001
Basic EPS....................................    $305,846       161,872       $1.89
Dilutive effect of stock options, warrants,
  equity forwards and deferred
  compensation...............................          --         6,292        (.07)
                                                 --------       -------       -----
Diluted EPS..................................    $305,846       168,164       $1.82
                                                 ========       =======       =====
SIX MONTHS ENDED JUNE 30, 2000
Basic EPS....................................    $268,350       156,643       $1.71
Dilutive effect of stock options, warrants,
  and equity forwards........................          --         5,470        (.05)
                                                 --------       -------       -----
Diluted EPS..................................    $268,350       162,113       $1.66
                                                 ========       =======       =====

6. DERIVATIVE FINANCIAL INSTRUMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Company's goal is to manage interest rate sensitivity by modifying the

                              USA EDUCATION, INC.

      (INFORMATION AT JUNE 30, 2001 AND FOR THE THREE AND SIX MONTHS ENDED
                      JUNE 30, 2001 AND 2000 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation. The Company views this strategy as a prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates.

    Derivative instruments that are used as part of the Company's interest rate risk management strategy include interest rate swaps, interest rate futures contracts, and interest rate floor and cap contracts with indices that relate to the pricing of specific balance sheet assets and liabilities. As a matter of policy, the Company does not use highly leveraged derivative instruments for interest rate risk management. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate futures generally involve exchange-traded contracts to buy or sell Treasury or Agency securities in the future at specified prices or exchange-traded Eurodollar/LIBOR contracts whose value is derived from changes in LIBOR loan rates. Interest rate floor and cap contracts generally involve the paying or receiving of interest above or below a stated strike rate in exchange for an upfront premium payment.

    The Company also enters into various interest rate contracts for trading and macro risk management purposes. Trading activities (which include derivative transactions entered into for risk management purposes and which do not otherwise qualify for hedge accounting) primarily involve providing various derivative products to counterparties and managing overall enterprise risk and risks in other trading portfolios. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no repayment risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company's credit committee. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivatives Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements may be required as well. When the Company has more than one outstanding derivative transaction with a counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e. a legal right of a setoff of receivable and payable derivative contracts), the "net" mark-to-market exposure represents the netting of the positive and negative exposures with the same counterparty. When there is a net negative exposure, the Company considers its exposure to the counterparty to be zero. The Company's policy is to use agreements containing netting provisions with all counterparties.

                              USA EDUCATION, INC.

      (INFORMATION AT JUNE 30, 2001 AND FOR THE THREE AND SIX MONTHS ENDED
                      JUNE 30, 2001 AND 2000 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    Market risk is the adverse effect that a change in interest rates, or implied volatility rates, has on the value of a financial instrument. The Company manages the market risk associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

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

    At June 30, 2001, the Company held fair value hedges with a net fair value loss position of $41 million on a notional amount of $3.6 billion. For the three and six months ended June 30, 2001, the Company recognized a net loss of $16 million and $25 million, respectively (reported as "derivative market value adjustment" in the income statement), which represented the ineffective portion of all fair value hedges. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

CASH FLOW HEDGES

    The Company uses futures contracts to hedge its interest rate risk on its assets and liabilities. The Company uses this strategy primarily to minimize its exposure to volatility in interest rates.

    At June 30, 2001, the Company held cash flow hedges with a net fair value loss position of $22 million on a notional amount of $57.5 billion. For the three and six months ended June 30, 2001, the Company included $7 million of after-tax unrealized gains and $32 million of after-tax unrealized losses, respectively, in other comprehensive income. For the three and six months ended June 30, 2001, the Company recognized $4 million and $5 million, respectively, of after-tax net losses out of other comprehensive income related to the amortization of closed futures contracts. For the three and six months ended June 30, 2001, the Company recognized $28 million and $43 million, respectively, of after-tax net losses out of other comprehensive income on derivatives (reported as gains and losses on sales of securities) as a result of the discontinuance of cash flow hedges related to certain forecasted transactions. The Company expects to amortize $8 million of after-tax net losses over the next 12 months related to futures contracts closed as of June 30, 2001. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

    Gains and losses on derivative contracts are reclassified from accumulated other comprehensive income to current period earnings when the stated hedged transactions occur (in which case gains and losses are amortized over the lives of the transactions) or are deemed unlikely to occur (in which case gains and losses are taken immediately). Portions of the deferred net losses on derivative instruments

                              USA EDUCATION, INC.

      (INFORMATION AT JUNE 30, 2001 AND FOR THE THREE AND SIX MONTHS ENDED
                      JUNE 30, 2001 AND 2000 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) accumulated in the other comprehensive income are expected to be reclassified as earnings during the next twelve months. This expectation is based on the anticipated issuance of debt, at which time the Company will begin recognizing the deferred net gains as an adjustment to interest cost. The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable rate debt) is one year.

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

OTHER

    Interest rate derivative instruments utilized by the Company in its trading operations include interest rate and basis swaps, interest rate caps and floors, and Eurodollar, LIBOR and Agency futures contracts. At June 30, 2001, the Company held trading derivatives with a net fair value loss position of $397 million on a notional amount of $40.0 billion. For the three and six months ended June 30, 2001, the Company recognized a net gain of $114 million and a net loss of $47 million, respectively (reported as "derivative market value adjustment" in the income statement), which represented the total change in fair value for the derivatives designated as "trading." For the three and six months ended June 30, 2001, $8 million and $16 million, respectively, of net derivative after-tax gains at transition were reclassified from other comprehensive income to other operating income. As of June 30, 2001, $33 million of transition adjustment net after-tax gains on derivative instruments accumulated in other comprehensive income are expected to be reclassified as earnings during the next 12 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

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

SELECTED FINANCIAL DATA

CONDENSED STATEMENTS OF INCOME

                                                   THREE
                                                  MONTHS                                    SIX MONTHS
                                                   ENDED               INCREASE                ENDED               INCREASE
                                                 JUNE 30,             (DECREASE)             JUNE 30,             (DECREASE)
                                            -------------------   -------------------   -------------------   -------------------
                                              2001       2000        $          %         2001       2000        $          %
                                            --------   --------   --------   --------   --------   --------   --------   --------
Net interest income.......................   $ 227       $162       $ 65         41%     $ 407      $ 323      $  84         26%
Less: provision for losses................      13          8          5         68         27         17         10         55
                                             -----       ----       ----       ----      -----      -----      -----       ----
Net interest income after provision for
  losses..................................     214        154         60         39        380        306         74         24
Gains on student loan securitizations.....      18         26         (8)       (30)        28         68        (40)       (59)
Servicing and securitization revenue......     194         69        125        183        314        131        183        140
(Losses) on sales of securities...........     (48)        --        (48)      (100)       (79)        44       (123)      (280)
Guarantor servicing fees..................      58         --         58        100        113         --        113        100
Derivative market value adjustment........     117         --        117        100        (51)        --        (51)      (100)
Other income..............................      57         30         27         90        126         58         68        117
Operating expenses........................     170         95         75         79        338        191        147         77
Income taxes..............................     156         61         95        156        176        136         40         29
Minority interest in net earnings of
  subsidiary..............................       2          3         (1)        --          5          6         (1)        --
                                             -----       ----       ----       ----      -----      -----      -----       ----
Net income................................   $ 282       $120       $162        134%     $ 312      $ 274      $  38         14%
Preferred dividends.......................       3          3         --         --          6          6         --         --
                                             -----       ----       ----       ----      -----      -----      -----       ----
Net income attributable to common stock...   $ 279       $117       $162        137%     $ 306      $ 268      $  38         14%
                                             =====       ====       ====       ====      =====      =====      =====       ====
Basic earnings per share..................   $1.74       $.75       $.99        131%     $1.89      $1.71      $ .18         10%
                                             =====       ====       ====       ====      =====      =====      =====       ====
Diluted earnings per share................   $1.68       $.73       $.95        131%     $1.82      $1.66      $ .16         10%
                                             =====       ====       ====       ====      =====      =====      =====       ====
Dividends per common share................   $ .17       $.16       $.01          9%     $ .35      $ .32      $ .03         10%
                                             =====       ====       ====       ====      =====      =====      =====       ====

CONDENSED BALANCE SHEETS

                                                                                             INCREASE
                                                                                            (DECREASE)
                                                              JUNE 30,   DECEMBER 31,   -------------------
                                                                2001         2000          $          %
                                                              --------   ------------   --------   --------
ASSETS
Student loans...............................................  $39,778      $37,647      $ 2,131        6%
Warehousing advances........................................      950          987          (37)      (4)
Academic facilities financings..............................      776          851          (75)      (9)
Cash and investments........................................    5,990        5,941           49        1
Other assets................................................    3,731        3,366          365       11
                                                              -------      -------      -------      ---
Total assets................................................  $51,225      $48,792      $ 2,433        5%
                                                              =======      =======      =======      ===

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings.......................................  $35,216      $30,464      $ 4,752       16%
Long-term notes.............................................   12,471       14,911       (2,440)     (16)
Other liabilities...........................................    1,732        1,788          (56)      (3)
                                                              -------      -------      -------      ---
Total liabilities...........................................   49,419       47,163        2,256        5
                                                              -------      -------      -------      ---
Minority interest in subsidiary.............................      214          214           --       --
Stockholders' equity before treasury stock..................    3,299        2,550          749       29
Common stock held in treasury at cost.......................    1,707        1,135          572       50
                                                              -------      -------      -------      ---
Total stockholders' equity..................................    1,592        1,415          177       12
                                                              -------      -------      -------      ---
Total liabilities and stockholders' equity..................  $51,225      $48,792      $ 2,433        5%
                                                              =======      =======      =======      ===

RESULTS OF OPERATIONS

EARNINGS SUMMARY

    For the three months ended June 30, 2001, the Company's "core cash basis" net income was $153 million ($.90 diluted earnings per share), versus "core cash basis" net income of $117 million ($.70 diluted earnings per share) in the second quarter of 2000. For the six months ended June 30, 2001, the Company's "core cash basis" net income was $298 million ($1.74 diluted earnings per share) versus $226 million ($1.36 diluted earnings per share) for the six months ended June 30, 2000. "Core cash basis" results measure only the recurring earnings of the Company. Accordingly, securitization transactions are treated as financings, not sales, and thereby gains on such sales are eliminated. In addition, the effect of floor income, certain one-time gains and losses on sales of investment securities and student loans, certain integration charges, and the amortization of goodwill are also excluded from net income calculated in accordance with generally accepted accounting principles ("GAAP"). Similarly, in order to preserve consistency in "core cash basis" reporting, the non-cash, mark-to-market effects of Statement of Financial Standards No. 133
("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which became effective as of January 1, 2001, also are excluded. (See "Pro-forma Statements of Income" for a detailed discussion of "core cash basis" net income.)

    The increase in "core cash basis" net income in the second quarter of 2001 versus the second quarter of 2000 is mainly due to the $14.6 billion increase in the average balance of the Company's managed portfolio of student loans, lower funding costs, and a net increase in fee income as a result of the acquisition of the operations of USA Group in July 2000. For the six months ended June 30, 2001, the increase in "core cash basis" net income versus the year-ago period is mainly due to the $14.6 billion increase in the average balance of the Company's managed portfolio of student loans, lower funding costs, and a net increase in fee income.

    For the three months ended June 30, 2001, the Company's net income calculated in accordance with GAAP was $282 million ($1.68 diluted earnings per share), versus net income of $120 million ($.73 diluted earnings per share) in the second quarter of 2000. The increase in GAAP net income in the second quarter of 2001 versus the year-ago quarter is mainly due to the net impact of SFAS 133 resulting in net after-tax gains of $75 million. The second quarter 2001 after-tax, mark-to-market gains due to the implementation of SFAS 133 include $62 million gains on Floor Revenue Contracts (defined below under "Student Loan Floor Revenue Contracts"), $2 million gains on interest rate swaps, $9 million gains on Eurodollar futures contracts, and $6 million gains from the transition amortization. These gains were offset by $4 million after-tax losses due to the amortization of the Floor Revenue Contracts that were de-designated as hedges on December 31, 2000. The increase in GAAP net income in the second quarter 2001 versus the year-ago quarter is also due to an $8.4 billion increase in the average balance of the Company's on-balance sheet portfolio of student loans, an increase in after-tax servicing and securitization revenue of $81 million, an increase in after-tax guarantor servicing fees of $36 million (due to the acquisition of the operations of USA Group in July 2000), an increase in after-tax floor revenues of $17 million, and lower funding costs. These increases in net income were partially offset by an increase in after-tax losses on sales of securities of $32 million, a decrease in after-tax securitization gains of $5 million, and an increase in after-tax operating expenses of $49 million, principally due to the acquisition of the operations of USA Group and Student Loan Funding Resources ("SLFR") in
July 2000.

    For the six months ended June 30, 2001, the Company's GAAP net income was $312 million ($1.82 diluted earnings per share), versus GAAP net income of $274 million ($1.66 diluted earnings per share) for the six months ended
June 30, 2000. The increase in year-to-date 2001 GAAP net income versus year-to-date 2000 GAAP net income is due to a $6.7 billion increase in the average balance of the Company's on-balance sheet portfolio of student loans, an increase in after-tax servicing and securitization revenue of $119 million, an increase in after-tax guarantor servicing fees of $70 million, an increase in after-tax floor revenues of $23 million, and lower funding costs. These increases in net income were partially offset by the net impact of SFAS 133 resulting in net after-tax losses of $39 million, an increase in after-tax losses on sales of securities of $73 million, a decrease in after-tax securitization gains of $26 million, and an increase in after-tax operating expenses of $95 million.

    For the six months ended June 30, 2001, the Company repurchased
11.0 million common shares, through its open market purchases and equity forward settlements and issued a net of 7.4 million shares as a result of benefit plans. Common shares outstanding at June 30, 2001 totaled 160.5 million.

NET INTEREST INCOME

    Net interest income is derived largely from the Company's portfolio of student loans that remain on-balance sheet. The "Taxable Equivalent Net Interest Income" analysis set forth below is designed to facilitate a comparison of non-taxable asset yields to taxable yields on a similar basis. Additional information regarding the return on the Company's student loan portfolio is set forth under "Student Loans-Student Loan Spread Analysis."

    Taxable equivalent net interest income for the three months ended June 30, 2001 versus the three months ended June 30, 2000 increased by $64 million while the net interest margin increased by 30 basis points. The increase in taxable equivalent net interest income for the three months ended June 30, 2001 is principally due to the lower interest rate environment which led to an increase of $26 million in floor revenue. The increase in taxable equivalent net interest income is also due to the $8.4 billion increase in the average balance of student loans over the year-ago quarter, which increased the percentage of average student loans to total average earning assets. The increase in the net interest margin for the second quarter of 2001 versus the second quarter of 2000 is principally due to an increase in floor revenue, partially offset by a lower return on the investment portfolio.

    Taxable equivalent net interest income for the six months ended June 30, 2001 versus the six months ended June 30, 2000 increased by $73 million while the net interest margin increased by 10 basis points. The increase in taxable equivalent net interest income for the six months ended June 30, 2001 versus the year-ago period is principally due to an increase of $36 million in floor revenue, and the $6.7 billion increase in the average balance of student loans over the year-ago period.

TAXABLE EQUIVALENT NET INTEREST INCOME

    The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal corporate tax rate of 35 percent.

                                           THREE MONTHS                                 SIX MONTHS
                                               ENDED               INCREASE                ENDED               INCREASE
                                             JUNE 30,             (DECREASE)             JUNE 30,             (DECREASE)
                                        -------------------   -------------------   -------------------   -------------------
                                          2001       2000        $          %         2001       2000        $          %
                                        --------   --------   --------   --------   --------   --------   --------   --------
INTEREST INCOME
  Student loans.......................    $674       $634       $40          6%      $1,388     $1,302      $ 86         7%
  Warehousing advances................      11         11         -         (4)          25         28        (3)       (9)
  Academic facilities financings......      14         19        (5)       (28)          28         36        (8)      (23)
  Investments.........................      96        143       (47)       (33)         229        261       (32)      (12)
  Taxable equivalent adjustment.......       6          8        (2)       (15)           6         17       (11)      (61)
                                          ----       ----       ---        ---       ------     ------      ----       ---
Total taxable equivalent interest
  income..............................     801        815       (14)        (2)       1,676      1,644        32         2
Interest expense......................     567        645       (78)       (12)       1,262      1,303       (41)       (3)
                                          ----       ----       ---        ---       ------     ------      ----       ---
Taxable equivalent net interest
  income..............................    $234       $170       $64         38%      $  414     $  341      $ 73        21%
                                          ====       ====       ===        ===       ======     ======      ====       ===

AVERAGE BALANCE SHEETS

    The following table reflects the rates earned on earning assets and paid on liabilities for the three and six months ended June 30, 2001 and 2000.

                                               THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                        -----------------------------------------   -----------------------------------------
                                               2001                  2000                  2001                  2000
                                        -------------------   -------------------   -------------------   -------------------
                                        BALANCE      RATE     BALANCE      RATE     BALANCE      RATE     BALANCE      RATE
                                        --------   --------   --------   --------   --------   --------   --------   --------
AVERAGE ASSETS
  Student loans.......................  $39,674      6.82%    $31,272      8.16%    $39,195      7.14%    $32,519      8.05%
  Warehousing advances................      953      4.51         653      6.87         968      5.27         829      6.75
  Academic facilities financings......      810      8.30       1,010      9.29         830      8.32       1,030      8.78
  Investments.........................    6,653      6.00       8,453      6.94       7,634      6.05       7,898      6.85
                                        -------      ----     -------      ----     -------      ----     -------      ----
Total interest earning assets.........   48,090      6.68%     41,388      7.92%     48,627      6.95%     42,276      7.82%
                                                     ====                  ====                  ====                  ====
Non-interest earning assets...........    4,295                 2,127                 4,267                 2,249
                                        -------               -------               -------               -------
Total assets..........................  $52,385               $43,515               $52,894               $44,525
                                        =======               =======               =======               =======
AVERAGE LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Six month floating rate notes.......  $ 4,362      4.43%    $ 4,393      6.35%    $ 4,578      5.01%    $ 4,654      6.33%
  Other short-term borrowings.........   34,978      4.54      30,306      6.30      33,576      5.05      31,680      6.16
  Long-term notes.....................    9,583      5.16       6,450      6.33      11,286      5.50       5,860      6.39
                                        -------      ----     -------      ----     -------      ----     -------      ----
Total interest bearing liabilities....   48,923      4.65%     41,149      6.31%     49,440      5.15%     42,194      6.21%
                                                     ====                  ====                  ====                  ====
Non-interest bearing liabilities......    2,021                 1,425                 2,079                 1,423
Stockholders' equity..................    1,441                   941                 1,375                   908
                                        -------               -------               -------               -------
  Total liabilities and stockholders'
    equity............................  $52,385               $43,515               $52,894               $44,525
                                        =======               =======               =======               =======
Net interest margin...................               1.95%                 1.65%                 1.72%                 1.62%
                                                     ====                  ====                  ====                  ====

RATE/VOLUME ANALYSIS

    The Rate/Volume Analysis below shows the relative contribution of changes in interest rates and asset volumes.

                                                                          INCREASE (DECREASE)
                                                            TAXABLE         ATTRIBUTABLE TO
                                                           EQUIVALENT          CHANGE IN
                                                            INCREASE    -----------------------
                                                           (DECREASE)     RATE          VOLUME
                                                           ----------   --------       --------
THREE MONTHS ENDED JUNE 30, 2001 VS. THREE MONTHS ENDED
  JUNE 30, 2000
Taxable equivalent interest income.......................     $(14)      $(131)          $117
Interest expense.........................................      (78)       (172)            94
                                                              ----       -----           ----
Taxable equivalent net interest income...................     $ 64       $  41           $ 23
                                                              ====       =====           ====
SIX MONTHS ENDED JUNE 30, 2001 VS. SIX MONTHS ENDED
  JUNE 30, 2000
Taxable equivalent interest income.......................     $ 32       $(187)          $219
Interest expense.........................................      (41)       (231)           190
                                                              ----       -----           ----
Taxable equivalent net interest income...................     $ 73       $  44           $ 29
                                                              ====       =====           ====

STUDENT LOANS

STUDENT LOAN SPREAD ANALYSIS

    The following table analyzes the reported earnings from student loans both on-balance sheet and those off-balance sheet in securitization trusts. For student loans off-balance sheet, the Company will continue to earn servicing fee revenues over the life of the securitized student loan portfolios. The off-balance sheet information presented in "Securitization Program-Servicing and Securitization Revenue" analyzes the on-going servicing revenue and residual interest earned on the securitized portfolios of student loans. For an analysis of the Company's student loan spread for the entire portfolio of managed student loans on a similar basis to the on-balance sheet analysis see " `Core Cash Basis' Student Loan Spread and Net Interest Income."

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
ON-BALANCE SHEET
Adjusted student loan yields............................     7.54%      8.79%      7.86%      8.69%
Consolidation loan rebate fees..........................     (.29)      (.27)      (.29)      (.26)
Offset fees.............................................     (.14)      (.13)      (.14)      (.13)
Borrower benefits.......................................     (.07)      (.06)      (.07)      (.07)
Premium amortization....................................     (.22)      (.17)      (.22)      (.18)
                                                          -------    -------    -------    -------
Student loan income.....................................     6.82       8.16       7.14       8.05
Cost of funds...........................................    (4.92)     (6.25)     (5.36)     (6.18)
                                                          -------    -------    -------    -------
Student loan spread.....................................     1.90%      1.91%      1.78%      1.87%
                                                          =======    =======    =======    =======
OFF-BALANCE SHEET
Servicing and securitization revenue....................     2.55%      1.14%      2.09%      1.18%
                                                          =======    =======    =======    =======
AVERAGE BALANCES
Student loans...........................................  $39,674    $31,272    $39,195    $32,519
Securitized loans.......................................   30,480     24,248     30,255     22,288
                                                          -------    -------    -------    -------
Managed student loans...................................  $70,154    $55,520    $69,450    $54,807
                                                          =======    =======    =======    =======

    The Company's portfolio of student loans originated under the FFELP has a variety of unique interest rate characteristics. The Company earns interest at the greater of the borrower's rate or a floating rate determined by reference to the average of the applicable floating rates (91-day Treasury bill, commercial paper, or 52-week Treasury bill) in a calendar quarter, plus a fixed spread which is dependent upon when the loan was originated. If the floating rate exceeds the borrower rate, the Department of Education makes a payment directly to the Company based upon the special allowance payment ("SAP") formula established under the Higher Education Act. If the floating rate is less than the rate the borrower is obligated to pay, the Company simply earns interest at the borrower rate. In all cases, the rate a borrower is obligated to pay is the lowest interest rate or the floor that the Company can earn on a student loan. The borrowers' interest rates are either fixed to term or are reset annually on July 1 of each year depending on when the loan was originated.

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

    Due to the continued decline in Treasury bill and commercial paper rates during the second quarter of 2001, the Company realized $27 million in Floor Revenue from student loans earning at the minimum borrower rate in the second quarter of 2001 versus $0.6 million of such earnings in the year-ago quarter.

    The on-balance sheet cost of funds did not decrease in tandem with the student loan yield due to the impact from SFAS 133 treatment of Eurodollar futures which increased second quarter 2001 cost of funds by 39 basis points as compared to the year-ago quarter. This was partially offset by the impact of the decline in Treasury bill and commercial paper rates on student loans earning at the minimum borrower rate which increased the on-balance sheet student loan spread by 26 basis points versus the year-ago quarter.

    For the six months ended June 30, 2001, the Company earned Floor Revenue of $38 million of which $15 million was attributable to student loans whose minimum borrower rates are fixed to term and $23 million was attributable to student loans whose minimum borrower rates adjust annually on July 1. For the six months ended June 30, 2000, the Company earned Floor Revenue of $3 million, of which $2 million was attributable to student loans whose minimum borrower rates are fixed to term and $1 million was attributable to student loans whose minimum borrower rates adjust annually on July 1. The increase in Floor Revenue increased the year-to-date 2001 on-balance sheet student loan spread by 18 basis points versus the year-ago period.

    The following table analyzes the ability of the FFELP student loans in the Company's managed student loan portfolio to earn at the minimum borrower interest rate at June 30, 2001 and 2000, based on the last Treasury bill auctions of June 2001 and June 2000 for fixed rate loans (3.45 percent and 5.84 percent, respectively) and based on the last Treasury bill auctions of May 2001 and May 2000 for variable rate loans (3.69 percent and 5.89 percent, respectively).

                                                           JUNE 30, 2001                    JUNE 30, 2000
                                                   ------------------------------   ------------------------------
                                                              ANNUALLY                         ANNUALLY
                                                    FIXED      RESET                 FIXED      RESET
                                                   BORROWER   BORROWER              BORROWER   BORROWER
(DOLLARS IN BILLIONS)                                RATE       RATE      TOTAL       RATE       RATE      TOTAL
---------------------                              --------   --------   --------   --------   --------   --------
Student loans eligible to earn at the minimum
  borrower rate..................................   $16.6      $40.4      $57.0      $13.3      $30.5      $43.8
Less notional amount of floor interest
  contracts......................................    (7.3)      -          (7.3)      (4.3)      (1.4)      (5.7)
                                                    -----      -----      -----      -----      -----      -----
Net student loans eligible to earn at the minimum
  borrower rate..................................   $ 9.3      $40.4      $49.7      $ 9.0      $29.1      $38.1
                                                    =====      =====      =====      =====      =====      =====
Net student loans earning at the minimum borrower
  rate...........................................   $ 9.3      $40.4      $49.7      $ 2.0      $-         $ 2.0
                                                    =====      =====      =====      =====      =====      =====

STUDENT LOAN FLOOR REVENUE CONTRACTS

    Periodically, the Company has entered into contracts with third parties to monetize the value of the minimum borrower interest rate feature of its portfolio of FFELP student loans. Under these contracts, referred to as "Floor Revenue Contracts," the Company receives an upfront payment and agrees to pay the difference between (1) the minimum borrower interest rate less the applicable SAP rate ("the strike rate") and (2) the average of the 91-day Treasury bill rates over the period of the contract. If the strike rate is less than the average of the Treasury bill rates, then no payment is required. Prior to the implementation of SFAS 133, these upfront payments were amortized over the average life of the contracts. For the three and six months ended June 30, 2000, the amortization of the upfront payments received from the sale of Floor Revenue Contracts on the Company's on-balance sheet student loans was $5 million and $10 million, respectively.

    Effective December 31, 2000, in anticipation of the adoption of SFAS 133, the Floor Revenue Contracts were de-designated as effective hedges and marked-to-market. The net effect of the fair market value of these contracts and the unamortized upfront payments totaled $104 million and was reclassified to student loan premium and will be amortized over the average life of the student loan portfolio ("SFAS 133 transition adjustment"). At June 30, 2001, the unamortized balance of the SFAS 133 transition adjustment in student loan premium totaled $90 million. For the three and six months ended June 30, 2001, amortization of the transition adjustment totaled $3 million and $7 million, respectively, and the premium write-off due to securitization totaled
$4 million and $8 million, respectively.

    For the three and six months ended June 30, 2001, the Company recognized
$95 million in pre-tax, mark-to-market gains and $25 million in pre-tax, mark-to-market losses, respectively, attributable to Floor Revenue Contracts due to the implementation of SFAS 133. At June 30, 2001, the outstanding notional amount of Floor Revenue Contracts totaled $15.5 billion, which included
$8.2 billion of forward starting contracts.

ON-BALANCE SHEET FUNDING COSTS

    The Company's borrowings are generally variable rate indexed principally to the 91-day Treasury bill, commercial paper or 52-week Treasury bill. The following table summarizes the average balance of on-balance sheet debt (by index, after giving effect to the impact of interest rate swaps) for the three and six months ended June 30, 2001 and 2000.

                                        THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                 -----------------------------------------   -----------------------------------------
                                        2001                  2000                  2001                  2000
                                 -------------------   -------------------   -------------------   -------------------
                                 AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE
INDEX                            BALANCE      RATE     BALANCE      RATE     BALANCE      RATE     BALANCE      RATE
-----                            --------   --------   --------   --------   --------   --------   --------   --------
Treasury bill, principally
  91-day.......................  $31,627      4.34%    $32,597      6.35%    $32,271      4.96%    $33,118      6.25%
LIBOR..........................    1,966      5.07       1,415      6.24       1,908      5.60       1,591      6.12
Discount notes.................    7,912      4.90       3,795      6.18       9,226      5.31       4,221      5.92
Fixed..........................    4,529      5.77       1,409      5.98       3,401      5.90       1,416      5.98
Zero coupon....................      189     11.14         169     11.17         186     11.14         167     11.17
Commercial paper...............    1,417      4.14         963      6.65       1,171      4.78         955      6.45
Auction rate securities........    1,101      4.09           -         -       1,101      4.47           -         -
Other..........................      182      4.50         801      6.19         176      5.09         726      5.88
                                 -------     -----     -------     -----     -------     -----     -------     -----
Total..........................  $48,923      4.65%    $41,149      6.31%    $49,440      5.15%    $42,194      6.21%
                                 =======     =====     =======     =====     =======     =====     =======     =====

    The following table details the spreads for the Company's Treasury bill indexed borrowings and London Interbank Offered Rate ("LIBOR") indexed borrowings:

                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                  JUNE 30,                         JUNE 30,
                                         ---------------------------       -------------------------
INDEXED BORROWINGS                         2001               2000           2001             2000
------------------                       --------           --------       --------         --------
TREASURY BILL
Weighted average Treasury bill.........    3.82%              5.84%          4.43%            5.72%
Borrowing spread.......................     .52                .51            .53              .53
                                           ----               ----           ----             ----
Weighted average borrowing rate........    4.34%              6.35%          4.96%            6.25%
                                           ====               ====           ====             ====
LIBOR
Weighted average LIBOR.................    4.82%              6.48%          5.47%            6.34%
Borrowing spread.......................     .25               (.24)           .13             (.22)
                                           ----               ----           ----             ----
Weighted average borrowing rate........    5.07%              6.24%          5.60%            6.12%
                                           ====               ====           ====             ====

SECURITIZATION PROGRAM

    During the second quarter of 2001, the Company completed a securitization transaction in which a total of $1.5 billion of student loans were sold to a special purpose finance subsidiary and by that subsidiary to trusts that issued asset-backed securities to fund the student loans to term. Also in the second quarter 2001, the Company sold $60 million of student loans through the recycling provisions of the USA Group securitizations. During the second quarter of 2000, the Company securitized $2.5 billion of student loans. For the six months ended June 30, 2001, the Company sold $3.0 billion of student loans in two separate transactions, and sold $348 million of student loans through the recycling provisions of the USA Group securitizations. For the six months ended June 30, 2000, the Company sold $6.5 billion of student loans in three separate transactions.

GAINS ON STUDENT LOAN SECURITIZATIONS

    For the three months ended June 30, 2001 the Company recorded pre-tax securitization gains of $18 million, which was 1.17 percent of the portfolio securitized, versus $26 million gains in the second quarter of 2000 or
1.03 percent of the portfolio securitized. For the six months ended June 30, 2001, the Company recorded pre-tax securitization gains of $28 million, which was 0.83 percent of the portfolios securitized versus $68 million gains in the six months ended June 30, 2000 or 1.05 percent of the portfolios securitized. Gains on future securitizations will continue to vary depending on the size and the loan characteristics of the loan portfolios securitized and the funding costs prevailing in the securitization debt markets at the time of the transactions.

SERVICING AND SECURITIZATION REVENUE

    The following table summarizes the components of servicing and securitization revenue:

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                              JUNE 30,              JUNE 30,
                                         -------------------   -------------------
                                           2001       2000       2001       2000
                                         --------   --------   --------   --------
Servicing revenue less amortization of
  servicing asset......................    $ 66       $ 54       $130       $ 99
Securitization revenue.................     128         15        184         32
                                           ----       ----       ----       ----
Total servicing and securitization
  revenue..............................    $194       $ 69       $314       $131
                                           ====       ====       ====       ====

    In the three and six months ended June 30, 2001, servicing and securitization revenue was 2.55 percent and 2.09 percent, respectively, of average securitized loans versus 1.14 percent and 1.18 percent, respectively, in the corresponding year-ago periods. The increase in servicing and securitization revenue as a percentage of the average balance of securitized student loans in the three and six months ended 2001 versus the corresponding year-ago periods is principally due to the impact of the decline in Treasury bill and commercial paper rates during the second quarter of 2001, which increased the earnings from those student loans in the trusts that were earning the minimum borrower rate in a manner similar to on-balance sheet student loans.

OTHER INCOME

    Other income, exclusive of gains on student loan securitizations, servicing and securitization revenue, the "derivative market value adjustment," gains on sales of student loans, and gains and losses on sales of securities totaled
$115 million and $30 million for the three months ended June 30, 2001 and 2000, respectively, and $239 million and $58 million for the six months ended
June 30, 2001 and 2000, respectively. Other income mainly includes guarantor servicing fees, late fees earned on student loans, revenue received from servicing third party portfolios of student loans, and commitment fees for letters of credit. Guarantor servicing fees arise primarily from four categories of services that correspond to the student loan life cycle. They include fees from loan originations, the maintenance of loan guarantees, default prevention and collections. Included in other operating income for the three and six months ended June 30, 2001 was $76 million and $150 million, respectively, of income attributable to the guarantor servicing, loan servicing and other fee income as a result of the USA Group transaction which closed in July 2000.

OPERATING EXPENSES

    The following table summarizes the components of operating expenses:

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                              JUNE 30,              JUNE 30,
                                         -------------------   -------------------
                                           2001       2000       2001       2000
                                         --------   --------   --------   --------
Servicing and acquisition expenses.....    $107       $ 59       $202       $119
General and administrative expenses....      63         36        136         72
                                           ----       ----       ----       ----
Total operating expenses...............    $170       $ 95       $338       $191
                                           ====       ====       ====       ====

    Operating expenses include costs to service the Company's managed student loan portfolio, operational costs incurred in the process of acquiring student loan portfolios, general and administrative expenses and, beginning in August 2000, operational costs associated with its guarantor servicing operations. Operating expenses for the three months ended June 30, 2001 and 2000 were $170 million and $95 million, respectively. For the six months ended
June 30, 2001 and 2000, total operating expenses were $338 million and $191 million, respectively. The increase in operating expenses for the three and six months ended June 30, 2001 over the corresponding year-ago periods is mainly due to the addition of operating expenses connected with the acquisitions of SLFR and USA Group which closed in July 2000.

STUDENT LOAN PURCHASES

    The following table summarizes the components of the Company's student loan purchase activity:

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                              JUNE 30,              JUNE 30,
                                         -------------------   -------------------
                                           2001       2000       2001       2000
                                         --------   --------   --------   --------
Control channels.......................   $2,746     $1,700     $5,573     $3,608
Other commitment clients...............      298        528        507        811
Spot purchases.........................      222         56        349        210
Consolidations.........................      313        159        482        367
Other..................................      284        265        580        563
                                          ------     ------     ------     ------
Subtotal...............................    3,863      2,708      7,491      5,559
Managed loans acquired.................       18          -         32          -
                                          ------     ------     ------     ------
Total managed loans acquired...........   $3,881     $2,708     $7,523     $5,559
                                          ======     ======     ======     ======

    For the three months ended June 30, 2001, the Company purchased
$3.9 billion of student loans compared with $2.7 billion in the year-ago period. For the six months ended June 30, 2001, the Company purchased $7.5 billion of student loans compared with $5.6 billion in the year-ago period.

    In the second quarter of 2001, the Company's control channels of loan originations totaled $1.3 billion versus $0.7 billion in the year-ago quarter. The pipeline of loans currently serviced and committed for purchase by the Company was $4.3 billion at June 30, 2001 versus $2.6 billion at June 30, 2000.

    The following table summarizes the activity in the Company's managed portfolio of student loans for the three and six months ended June 30, 2001 and 2000.

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
Beginning balance.......................................  $69,052    $54,736    $67,515    $53,276
Purchases...............................................    3,881      2,708      7,523      5,559
Capitalized interest on securitized loans...............      188        133        371        271
Repayments, claims, other...............................   (1,885)    (1,268)    (3,725)    (2,572)
Loan sales..............................................      (50)       (88)       (51)      (126)
SFAS 133 student loan premium...........................        -          -       (104)         -
Loans consolidated from USA Education, Inc..............     (403)      (272)      (746)      (459)
                                                          -------    -------    -------    -------
Ending balance..........................................  $70,783    $55,949    $70,783    $55,949
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

    Effective for the fiscal year beginning January 1, 2001, the Company adopted SFAS 133 which requires that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. (See Notes 2 and 6 to "Consolidated Financial Statements.") Most of the derivative contracts into which the Company enters are effective economic hedges for its interest rate management strategy but are not effective hedges under SFAS 133. The majority of these hedges are treated as "trading" for GAAP purposes and, therefore, the resulting mark-to-market is taken into GAAP earnings. For example, SFAS 133 requires that the Company mark-to-market its written options but not its embedded options in its student loan assets. Effectively, in this case, SFAS 133 recognizes the liability, but not the corresponding asset.

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

    The following tables present the "core cash basis" statements of income and reconciliations to GAAP net income as reflected in the Company's consolidated statements of income.

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         -------------------   -------------------
                                                           2001       2000       2001       2000
                                                         --------   --------   --------   --------
"Core Cash Basis" Statements of Income:
  Insured student loans................................   $1,145    $ 1,131    $ 2,416    $ 2,208
  Advances/Facilities/Investments......................      118        174        286        327
                                                          ------    -------    -------    -------
  Total interest income................................    1,263      1,305      2,702      2,535
  Interest expense.....................................     (949)    (1,050)    (2,092)    (2,036)
                                                          ------    -------    -------    -------
  Net interest income..................................      314        255        610        499
  Less: provision for losses...........................       19         14         38         28
                                                          ------    -------    -------    -------
  Net interest income after provision for losses.......      295        241        572        471
                                                          ------    -------    -------    -------
  Other Income:
    Gains (losses) on sales of securities..............       (1)         1          -          1
    Guarantor servicing fees...........................       58          -        113          -
    Other..............................................       44         29        100         57
                                                          ------    -------    -------    -------
  Total other income...................................      101         30        213         58
  Total operating expenses.............................      158         93        318        188
                                                          ------    -------    -------    -------
  Income before taxes and minority interest in net
    earnings of subsidiary.............................      238        178        467        341
  Income taxes.........................................       83         59        164        110
  Minority interest in net earnings of subsidiary......        2          2          5          5
                                                          ------    -------    -------    -------
  "Core cash basis" net income.........................   $  153    $   117    $   298    $   226
  Preferred stock dividends............................        3          3          6          6
                                                          ------    -------    -------    -------
  "Core cash basis" net income attributable to common
    stock..............................................   $  150    $   114    $   292    $   220
                                                          ======    =======    =======    =======
  "Core cash basis" diluted earnings per share.........   $  .90    $   .70    $  1.74    $  1.36
                                                          ======    =======    =======    =======

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         -------------------   -------------------
                                                           2001       2000       2001       2000
                                                         --------   --------   --------   --------
RECONCILIATION OF GAAP NET INCOME TO "CORE CASH BASIS"
  NET INCOME:
  GAAP net income......................................   $  282    $   120    $   312    $   274
  "Core cash basis" adjustments:
    Net interest income, excluding floor income........      173         94        320        178
    Floor income.......................................     (102)         -       (140)        (2)
    Provision for losses...............................       (6)        (6)       (11)       (11)
    Gains on student loan securitizations..............      (18)       (26)       (28)       (68)
    Servicing and securitization revenue...............     (194)       (69)      (314)      (131)
    (Gains) losses on sales of securities..............       49          -         69        (43)
    Goodwill amortization..............................       12          2         20          4
    Net impact of SFAS 133.............................     (116)         -         59          -
                                                          ------    -------    -------    -------
  Total "core cash basis" adjustments..................     (202)        (5)       (25)       (73)
  Net tax effect (A)...................................       73          2         11         25
                                                          ------    -------    -------    -------
  "Core cash basis" net income.........................   $  153    $   117    $   298    $   226
                                                          ======    =======    =======    =======

------------------------

(A) Such tax effect is based upon the Company's marginal tax rate for the respective period.

"CORE CASH BASIS" STUDENT LOAN SPREAD AND NET INTEREST INCOME

    The following table analyzes the reported earnings from the Company's portfolio of managed student loans, which includes those on-balance sheet and those off-balance sheet in securitization trusts. The line captioned " 'Core cash basis' student loan yields" reflects contractual student loan yields.

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
"Core cash basis" student loan yields...................     7.19%      8.78%      7.65%      8.70%
Consolidation loan rebate fees..........................     (.19)      (.17)      (.19)      (.17)
Offset fees.............................................     (.08)      (.07)      (.08)      (.08)
Borrower benefits.......................................     (.11)      (.10)      (.11)      (.09)
Premium amortization....................................     (.26)      (.25)      (.26)      (.26)
                                                          -------    -------    -------    -------
Student loan income.....................................     6.55       8.19       7.01       8.10
Cost of funds...........................................    (4.74)     (6.43)     (5.25)     (6.33)
                                                          -------    -------    -------    -------
"Core cash basis" student loan spread...................     1.81%      1.76%      1.76%      1.77%
                                                          =======    =======    =======    =======
AVERAGE BALANCES
Student loans...........................................  $70,154    $55,520    $69,450    $54,807
                                                          =======    =======    =======    =======

    The Company generally earns interest at the greater of the borrower's rate or a floating rate determined by reference to the average of the applicable floating rates (91-day Treasury bill, commercial paper or 52-week Treasury bill) in a calendar quarter, plus a fixed spread, which is dependent upon when the loan was originated. In all cases, the rate the borrower pays sets a minimum rate for determining the yield the Company earns on the loan. The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, the commercial paper index or the 52-week Treasury bill, either directly or through the use of derivative financial instruments, to mimic the interest rate characteristics of the student loans. Such borrowings, however, generally do not have minimum rates. As a result, in certain declining interest rate environments, the portfolio of managed student loans may be earning at the minimum borrower rate while the Company's funding costs (exclusive of funding spreads) will generally decline along with short term interest rates. For loans where the borrower's interest rate is fixed to term, lower interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of a low interest rate environment will only enhance student loan spreads through the next annual reset of the borrower's interest rate, which occurs on July 1 of each year. Due to the decline in Treasury bill and commercial paper rates in the second quarter of 2001, the Company realized $102 million in Floor Revenue from student loans earning at the minimum borrower rate in the second quarter of 2001 versus
$0.6 million of such earnings in the year-ago quarter. These earnings have been excluded from student loan income to calculate the "core cash basis" student loan spread.

    While Floor Revenue is excluded from "core cash basis" results, the amortization of the upfront payments received from Floor Revenue Contracts with fixed borrower rates is included as an addition to student loan income in the "core cash basis" results. For the three and six months ended June 30, 2001, the amortization of the upfront payments received from the Floor Revenue Contracts with fixed borrower rates was $9 million and $18 million, respectively, versus $4 million and $9 million, respectively, for the three and six months ended
June 30, 2000. At June 30, 2001, unamortized payments received from the sale of Floor Revenue Contracts on fixed rate loans totaled $132 million. The
$7.3 billion of outstanding fixed borrower rate Floor Revenue Contracts at June 30, 2001 have expiration dates through the year 2008.

    The increase in the "core cash basis" student loan spread for the three months ended June 30, 2001 versus the corresponding year-ago quarter is primarily attributable to lower funding costs. In the second quarter of 2001, the Company utilized some of the floor revenues to extinguish certain derivative positions and issue new positions for longer terms at lower rates. The second quarter 2001 "core cash basis" student loan spread also benefited from the Company's sale of long-term floor contracts against its portfolio of fixed borrower-rate student loans. The decrease in the "core cash basis" student loan spread for the six months ended June 30, 2001 versus the corresponding year-ago period is primarily attributable to the increase in the average balance of consolidation loans as a percentage of total managed loans, which decreased the spread by 2 basis points.

    For the three months ended June 30, 2001, "core cash basis" net interest income was $314 million versus $255 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, "core cash basis" net interest income was $610 million versus $499 million for the six months ended June 30, 2000. The increase in the "core cash basis" net interest income earned in the three and six months ended June 30, 2001 versus the corresponding year-ago periods is primarily attributable to the increase in the average balance of managed loans, and the increase in student loans as a percentage of average earning assets.

"CORE CASH BASIS" OTHER INCOME

    "Core cash basis" other operating income excludes gains on student loan securitizations, servicing and securitization revenue, the effect of SFAS 133, gains on sales of student loans, and certain one-time gains and losses on sales of investment securities. Such income was $101 million for the three months ended June 30, 2001 versus $30 million in the year-ago quarter, and $213 million for the six months ended June 30, 2001 versus $58 million in the year-ago period. "Core cash basis" other operating income mainly includes guarantor servicing fees, late fees earned on student loans, and fees received from servicing third party portfolios of student loans. The increase in "core cash basis" other operating income for the three and six months ended June 30, 2001 versus the year-ago periods is principally due to fee income attributable to the acquisition of USA Group. Guarantor servicing fees, late fees and third party servicing fees contributed $58 million, $13 million and $14 million, respectively, to "core cash basis" other operating income during the three months ended June 30, 2001, and $113 million, $28 million and $29 million, respectively, during the six months ended June 30, 2001.

FEDERAL AND STATE TAXES

    The Company is subject to federal and state taxes. Its subsidiary, the GSE, however, is exempt from all state, local, and District of Columbia income, franchise, sales and use, personal property and other taxes, except for real property taxes. This tax exemption applies only to the GSE and does not apply to USA Education, Inc. or its other operating subsidiaries that are subject to taxation at the state and local level. As business activity increasingly occurs outside of the GSE, the impact of state and local taxes will increase accordingly. This was the primary reason for the Company's effective tax rate to increase from the statutory rate of 35 percent to 36 percent for the three and six months ended June 30, 2001.

    The Company maintains a portfolio of tax-advantaged assets principally to support education-related financing activities. That portfolio was primarily responsible for the decrease in the effective federal income tax rate from the statutory rate of 35 percent to 33 percent for the three and six months ended June 30, 2000. State taxes were immaterial in the three and six months ended June 30, 2000 as the majority of the Company's business activities were conducted in the GSE during that period.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary requirements for capital are to fund the Company's operations, to purchase student loans, and to repay its debt obligations, while continuing to meet the GSE's statutory capital adequacy ratio test. The Company's primary sources of liquidity are through debt issuances by its GSE subsidiary, off-balance sheet financings through securitizations, borrowings under its commercial paper and senior notes programs, and cash generated by its subsidiaries' operations and distributed through dividends to the Company.

    The Company's unsecured financing requirements are driven by three principal factors: refinancing of existing liabilities as they mature; financing of student loan portfolio growth; and the Company's level of securitization activity.

    In the first six months of 2001, the Company completed two securitization transactions totaling $3.0 billion in student loans and an additional
$348 million through the recycling provisions of the securitizations acquired from USA Group. The Company manages the resulting off-balance sheet basis risk with on-balance sheet financing and derivative instruments, which principally consists of basis swaps and Eurodollar futures.

    During the first six months of 2001, the Company used the net proceeds from student loan securitizations of $3.4 billion, net proceeds from the issuance of debt of $2.3 billion, net proceeds from the issuance of stock and equity forward contracts of $338 million, and repayments and claim payments on student loans of $1.9 billion to purchase student loans of $7.5 billion, to increase investments by $22 million, and to repurchase $584 million of the Company's common stock.

    Operating activities provided cash inflows of $101 million in the first six months of 2001, a decrease of $256 million from the net cash inflows of $357 million in the corresponding year-ago period.

    During the first six months of 2001, the Company issued $9.1 billion of long-term notes to refund maturing and repurchased obligations. At June 30, 2001, the Company had $12.5 billion of outstanding long-term debt issues of which $691 million had stated maturities that could be accelerated through call provisions. The Company uses interest rate and foreign currency swaps (collateralized where appropriate), purchases of U.S. Treasury securities and other hedging techniques to reduce its exposure to interest rate and currency fluctuations that arise from its financing activities and to match the variable interest rate characteristics of its earning assets. (See "Interest Rate Risk Management.")

    On January 1, 2000 the GSE's statutory capital adequacy ratio was increased from 2.00 percent to 2.25 percent. At June 30, 2001, the GSE was in compliance with the new ratio with a statutory capital adequacy ratio, after the effect of the dividends to be paid in the third quarter of 2001, of 2.61 percent.

INTEREST RATE RISK MANAGEMENT

INTEREST RATE GAP ANALYSIS

    The Company's principal objective in financing its operations is to minimize its sensitivity to changing interest rates by matching the interest rate characteristics of its borrowings to the interest rate characteristics of specific assets in order to lock in spreads. The Company funds its floating rate managed loan assets (most of which have weekly rate resets) with variable rate debt and fixed rate debt converted to variable rates with interest rate swaps. The Company also uses interest rate cap agreements, foreign currency swaps, options on securities, and financial futures contracts to further reduce interest rate risk and foreign currency exposure on certain of its borrowings. Investments are funded on a "pooled" approach, i.e., the pool of liabilities that funds the investment portfolio has an average rate and maturity or reset date that corresponds to the average rate and maturity or reset date of the investments which they fund.

    In addition to term match funding, $16.1 billion of the Company's asset-backed securities match the interest rate characteristics of the majority of the student loans in the trusts by being indexed to the 91-day Treasury bill. At June 30, 2001, there were approximately $3.4 billion of PLUS student loans outstanding in the trusts, which have interest rates that reset annually based on the final auction of 52-week Treasury bills before each July 1. In addition, at June 30, 2001, approximately $16.6 billion of asset-backed securities had been indexed to LIBOR. In its securitization transactions, the Company retains this basis risk and manages it through its on-balance sheet financing activities. The effect of this basis risk management is included in the following table as the impact of securitized student loans.

    In the table below the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. The notional amount of interest rate swap contracts is included in the "Off-balance Sheet Financial Instruments" section of the table below. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at June 30, 2001 and is not necessarily reflective of positions that existed throughout the period.

                                                                INTEREST RATE SENSITIVITY
                                             ----------------------------------------------------------------
                                                        3 MONTHS   6 MONTHS
                                             3 MONTHS      TO         TO        1 TO 2     2 TO 5     OVER 5
                                             OR LESS    6 MONTHS    1 YEAR      YEARS      YEARS      YEARS
                                             --------   --------   ---------   --------   --------   --------
ASSETS
Student loans..............................  $36,762      $126     $  2,890     $   --    $    --     $   --
Warehousing advances.......................      938        --           --         --          1         11
Academic facilities financings.............        7        11           44        108        228        378
Cash and investments.......................    3,967        10           13          7        225      1,768
Other assets...............................       95       113          390        188        406      2,539
                                             -------      ----     --------     ------    -------     ------
Total assets...............................   41,769       260        3,337        303        860      4,696
                                             -------      ----     --------     ------    -------     ------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings......................   33,702       162        1,352         --         --         --
Long-term notes............................    7,242        --           --      1,146      3,539        544
Other liabilities..........................       --        --           --         --         --      1,732
Minority interest in subsidiary............       --        --           --         --         --        214
Stockholders' equity.......................       --        --           --         --         --      1,592
                                             -------      ----     --------     ------    -------     ------
Total liabilities and stockholders'
  equity...................................   40,944       162        1,352      1,146      3,539      4,082
                                             -------      ----     --------     ------    -------     ------
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Interest rate swaps........................     (985)       --          940        865        126       (946)
                                             -------      ----     --------     ------    -------     ------
Total off-balance sheet financial
  instruments..............................     (985)        -          940        865        126       (946)
                                             -------      ----     --------     ------    -------     ------
Period gap.................................  $  (160)     $ 98     $  2,925     $   22    $(2,553)    $ (332)
                                             =======      ====     ========     ======    =======     ======
Cumulative gap.............................  $  (160)     $(62)    $  2,863     $2,885    $   332     $   --
                                             =======      ====     ========     ======    =======     ======
Ratio of interest-sensitive assets to
  interest-sensitive liabilities...........    101.8%     90.7%       218.0 %     10.0 %     12.8 %    396.5%
                                             =======      ====     ========     ======    =======     ======
Ratio of cumulative gap to total assets....       .3%       .1%        (5.6)%     (5.6)%     (0.6)%       --%
                                             =======      ====     ========     ======    =======     ======

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

AVERAGE TERMS TO MATURITY

    The following table reflects the average terms to maturity for the Company's earning assets and liabilities at June 30, 2001 (in years):

                                                       ON-        OFF-
                                                     BALANCE    BALANCE
                                                      SHEET      SHEET     MANAGED
                                                     --------   --------   --------
EARNING ASSETS
Student loans......................................    7.3        4.2        5.9
Warehousing advances...............................    5.2          -        5.2
Academic facilities financings.....................    6.8          -        6.8
Cash and investments...............................    4.8          -        4.8
                                                       ---        ---        ---
Total earning assets...............................    6.9        4.2        5.8
                                                       ---        ---        ---
BORROWINGS
Short-term borrowings..............................     .4          -         .4
Long-term borrowings...............................    3.9        4.2        4.1
                                                       ---        ---        ---
Total borrowings...................................    1.3        4.2        2.4
                                                       ---        ---        ---

    In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 4.8 years. As student loans are securitized, the need for long-term on-balance sheet financing will decrease.

COMMON STOCK

    The Company repurchased 11.0 million shares of common stock during the six months ended June 30, 2001, through open market purchases and equity forward settlements and issued a net 7.4 million shares as a result of benefit plans. At June 30, 2001, the total common shares that could potentially be acquired over the next four years under outstanding equity forward contracts was
13.0 million, and the Company had a remaining authority to enter into additional share repurchases and equity forward contracts for 8.9 million shares.

    The following table summarizes the Company's common share repurchase and equity forward activity for the three and six months ended June 30, 2001 and 2000. (All amounts in the tables are common shares in millions.)

                                                                 THREE MONTHS           SIX MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2001       2000       2001       2000
                                                              --------   --------   --------   --------
Common shares repurchased:
  Open market...............................................        -          -        2.7         .1
  Equity forwards...........................................      5.5        1.4        8.3        2.5
                                                               ------     ------     ------     ------
Total shares repurchased....................................      5.5        1.4       11.0        2.6
                                                               ======     ======     ======     ======
Average purchase price per share............................   $41.04     $41.83     $47.72     $42.66
                                                               ======     ======     ======     ======
Equity forward contracts:
  Outstanding at beginning of period........................     16.5       22.0       18.2       21.4
  New contracts.............................................      2.0          -        3.1        1.7
  Exercises.................................................     (5.5)      (1.4)      (8.3)      (2.5)
                                                               ------     ------     ------     ------
Outstanding at end of period................................     13.0       20.6       13.0       20.6
                                                               ======     ======     ======     ======
Board of director authority remaining at end of period......      8.9        1.9        8.9        1.9
                                                               ======     ======     ======     ======

    As of June 30, 2001, the expiration dates and range of purchase prices for outstanding equity forward contracts are as follows:

                                                           JUNE 30, 2001
                                                   -----------------------------
                                                   OUTSTANDING   RANGE OF MARKET
YEAR OF MATURITY                                    CONTRACTS        PRICES
----------------                                   -----------   ---------------
2001.............................................       1.0      $69.54 - $72.52
2002.............................................       1.5       43.06 -  68.82
2003.............................................       7.1       33.93 -  63.00
2004.............................................       2.2       39.82 -  73.45
2005.............................................       1.2       30.00 -  36.04
                                                     ------
Total............................................      13.0
                                                     ======

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    Nothing to report.

ITEM 2. CHANGES IN SECURITIES.

    Nothing to report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the Company's annual meeting of shareholders held on May 10, 2001, the following proposals were approved by the margins indicated:

    1. To elect 16 directors to serve on the Company's Board of Directors for one-year terms or until their successors are elected and qualified.

                                                              NUMBER OF SHARES
                                                        -----------------------------
                                                         VOTES FOR    VOTES WITHHELD
                                                        -----------   ---------------
Charles L. Daley......................................  141,643,449        998,266
William M. Diefenderfer, III..........................  141,644,047        997,668
Thomas J. Fitzpatrick.................................  141,634,582      1,007,133
Edward A. Fox.........................................  141,650,380        991,335
Diane Suitt Gilleland.................................  141,650,469        991,246
Earle A. Goode........................................  141,650,562        991,153
Ann Torre Grant.......................................  141,651,351        990,364
Ronald F. Hunt........................................  141,652,518        989,194
Benjamin J. Lambert, III..............................  141,642,141        999,544
James C. Lintzenich...................................  141,633,398      1,008,317
Albert L. Lord........................................  141,650,077        991,638
Barry A. Munitz.......................................  141,652,874        988,841
A. Alexander Porter, Jr...............................  141,651,098        990,617
Wolfgang Schoellkopf..................................  141,643,736        997,979
Steven L. Shapiro.....................................  141,649,188        992,527
Barry L. Williams.....................................  141,651,894        989,821

    2. To amend the Company's Certificate of Incorporation to increase the authorized number of shares of the Company's common stock from 250,000,000 shares to 375,000,000 shares.

                NUMBER OF SHARES
------------------------------------------------
      VOTES FOR         VOTES AGAINST   ABSTAIN
---------------------   -------------   --------
140,110,051.....          2,234,219     297,445

    3. To ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for 2001.

                NUMBER OF SHARES
------------------------------------------------
      VOTES FOR         VOTES AGAINST   ABSTAIN
---------------------   -------------   --------
141,468,834.....            737,126     435,755

ITEM 5. OTHER INFORMATION.

    Nothing to report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

    None.

    (b) Reports on Form 8-K.

    The Company filed two Current Reports on Form 8-K during the quarter ended June 30, 2001 or thereafter. They were filed on:

    - April 17, 2001 in connection with the issuance of $115,000,000 of the Company's Senior Notes due February 18, 2003, increasing the aggregate principal amount of the outstanding notes of that series to $615,000,000; and

    - June 18, 2001 in connection with the issuance of $380,000,000 of the Company's Senior Notes due June 16, 2004.

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

Date: August 14, 2001