Form 10-Q
period 2001-09-30
USA EDUCATION INC
filed 2001-11-14
CIK 1032033

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

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
    (State or other jurisdiction of             (I.R.S. Employer Identification No.)
     incorporation or organization)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           CLASS                            OUTSTANDING AT SEPTEMBER 30, 2001
----------------------------                ---------------------------------
Common Stock, $.20 par value                      156,770,155 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              USA EDUCATION, INC.

                                   FORM 10-Q

                                     INDEX
                               SEPTEMBER 30, 2001

                                                                PAGE
                                                              --------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements..............................      3
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............     16

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings.................................     35
  Item 2. Changes in Securities.............................     35
  Item 3. Defaults Upon Senior Securities...................     35
  Item 4. Submission of Matters to a Vote of Security
          Holders...........................................     35
  Item 5. Other Information.................................     35
  Item 6. Exhibits and Reports on Form 8-K..................     35

SIGNATURES..................................................     36

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              USA EDUCATION, INC.
                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
Student loans...............................................   $40,643,809    $37,647,297
Warehousing advances........................................       979,642        987,352
Academic facilities financings
  Bonds -- available-for-sale...............................       420,976        498,775
  Loans.....................................................       339,459        352,393
                                                               -----------    -----------
    Total academic facilities financings....................       760,435        851,168
Investments
  Trading...................................................         1,363              -
  Available-for-sale........................................     4,182,975      4,244,762
  Held-to-maturity..........................................       976,010        961,260
                                                               -----------    -----------
    Total investments.......................................     5,160,348      5,206,022
Cash and cash equivalents...................................     2,073,010        734,468
Other assets, principally accrued interest receivable.......     4,243,591      3,365,481
                                                               -----------    -----------
    Total assets............................................   $53,860,835    $48,791,788
                                                               ===========    ===========
LIABILITIES
Short-term borrowings.......................................   $31,749,596    $30,463,988
Long-term notes.............................................    17,654,066     14,910,939
Other liabilities...........................................     2,717,664      1,787,642
                                                               -----------    -----------
    Total liabilities.......................................    52,121,326     47,162,569
                                                               -----------    -----------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY.............................       213,883        213,883

STOCKHOLDERS' EQUITY
Preferred stock, Series A, par value $.20 per share,
  20,000,000 shares authorized: 3,300,000 and 3,300,000
  shares, respectively, issued at stated value of $50 per
  share.....................................................       165,000        165,000
Common stock, par value $.20 per share, 375,000,000 shares
  authorized, 202,165,146 and 190,851,936 shares issued,
  respectively..............................................        40,433         38,170
Additional paid-in capital..................................       769,360        225,211
Unrealized gains on investments (net of tax of $380,169 and
  $167,624, respectively)...................................       706,028        311,301
Retained earnings...........................................     1,836,364      1,810,902
                                                               -----------    -----------
Stockholders' equity before treasury stock..................     3,517,185      2,550,584
Common stock held in treasury at cost: 45,394,991 and
  26,707,091 shares, respectively...........................     1,991,559      1,135,248
                                                               -----------    -----------
    Total stockholders' equity..............................     1,525,626      1,415,336
                                                               -----------    -----------
    Total liabilities and stockholders' equity..............   $53,860,835    $48,791,788
                                                               ===========    ===========

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                             -------------------------   -------------------------
                                                                2001          2000          2001          2000
                                                             -----------   -----------   -----------   -----------
                                                             (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
INTEREST INCOME:
  Student loans............................................   $ 591,721     $ 769,965    $1,979,264    $2,072,087
  Warehousing advances.....................................      10,625        13,194        35,932        41,049
  Academic facilities financings:
    Taxable................................................       7,759         8,441        23,712        28,471
    Tax-exempt.............................................       5,244         7,403        17,157        23,602
                                                              ---------     ---------    ----------    ----------
  Total academic facilities financings.....................      13,003        15,844        40,869        52,073
  Investments..............................................      83,942        99,983       312,747       360,541
                                                              ---------     ---------    ----------    ----------
Total interest income......................................     699,291       898,986     2,368,812     2,525,750

INTEREST EXPENSE:
  Short-term debt..........................................     330,348       587,214     1,285,100     1,704,215
  Long-term debt...........................................     171,324       151,439       478,882       337,692
                                                              ---------     ---------    ----------    ----------
Total interest expense.....................................     501,672       738,653     1,763,982     2,041,907
                                                              ---------     ---------    ----------    ----------
Net interest income........................................     197,619       160,333       604,830       483,843
Less: provision for losses.................................      15,299         5,428        42,169        22,766
                                                              ---------     ---------    ----------    ----------
Net interest income after provision for losses.............     182,320       154,905       562,661       461,077
                                                              ---------     ---------    ----------    ----------
OTHER INCOME:
  Gains on student loan securitizations....................      27,143        22,656        54,921        91,010
  Servicing and securitization revenue.....................     118,940        80,027       432,683       210,694
  (Losses) gains on sales of securities....................     (24,788)          147      (103,707)       43,939
  Guarantor servicing fees.................................      75,166        54,271       188,394        54,271
  Derivative market value adjustment.......................    (552,832)           --      (604,112)           --
  Other....................................................      68,636        48,815       194,784       106,907
                                                              ---------     ---------    ----------    ----------
Total other income.........................................    (287,735)      205,916       162,963       506,821

OPERATING EXPENSES:
  Salaries and benefits....................................      88,380        86,727       265,510       187,945
  Other....................................................      95,733        80,389       256,243       170,454
  Integration charge.......................................          --        53,000            --        53,000
                                                              ---------     ---------    ----------    ----------
Total operating expenses...................................     184,113       220,116       521,753       411,399
                                                              ---------     ---------    ----------    ----------
Income before income taxes and minority interest in net
  earnings of subsidiary...................................    (289,528)      140,705       203,871       556,499
                                                              ---------     ---------    ----------    ----------
INCOME TAXES:
  Current..................................................     111,882        67,042       371,087       208,945
  Deferred.................................................    (210,538)      (21,229)     (293,287)      (26,827)
                                                              ---------     ---------    ----------    ----------
Total income taxes.........................................     (98,656)       45,813        77,800       182,118
Minority interest in net earnings of subsidiary............       2,673         2,674         8,020         8,021
                                                              ---------     ---------    ----------    ----------
NET INCOME.................................................    (193,545)       92,218       118,051       366,360
Preferred stock dividends..................................       2,875         2,865         8,625         8,657
                                                              ---------     ---------    ----------    ----------
Net income attributable to common stock....................   $(196,420)    $  89,353    $  109,426    $  357,703
                                                              =========     =========    ==========    ==========
Basic earnings per share...................................   $   (1.25)    $     .56    $      .68    $     2.26
                                                              =========     =========    ==========    ==========
Average common shares outstanding..........................     157,074       160,652       160,255       157,989
                                                              =========     =========    ==========    ==========
Diluted earnings per share.................................   $   (1.25)    $     .55    $      .66    $     2.20
                                                              =========     =========    ==========    ==========
Average common and common equivalent shares outstanding....     157,074       163,279       166,114       162,504
                                                              =========     =========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              PREFERRED             COMMON STOCK SHARES
                                                                STOCK     ---------------------------------------   PREFERRED
                                                               SHARES       ISSUED       TREASURY     OUTSTANDING     STOCK
                                                              ---------   -----------   -----------   -----------   ---------
BALANCE AT JUNE 30, 2000....................................  3,300,000   186,266,879   (31,063,031)  155,203,848   $165,000
  Comprehensive income:
    Net income..............................................
    Other comprehensive income, net of tax:
      Change in unrealized gains (losses) on investments,
        net of tax..........................................
  Comprehensive income......................................
  Cash dividends:
    Common stock ($.16 per share)...........................
    Preferred stock ($.88 per share)........................
  Issuance of common shares.................................                1,326,121     9,034,505    10,360,626
  Premiums on equity forward purchase contracts.............
  Repurchase of common shares...............................                             (1,504,496)   (1,504,496)
                                                              ---------   -----------   -----------   -----------   --------
BALANCE AT SEPTEMBER 30, 2000...............................  3,300,000   187,593,000   (23,533,022)  164,059,978   $165,000
                                                              =========   ===========   ===========   ===========   ========
BALANCE AT JUNE 30, 2001....................................  3,300,000   198,922,031   (38,398,042)  160,523,989   $165,000
  Comprehensive income:
    Net income..............................................
    Other comprehensive income, net of tax:
      Change in unrealized gains (losses) on investments,
        net of tax..........................................
  Comprehensive income......................................
  Cash dividends:
    Common stock ($.18 per share)...........................
    Preferred stock ($.87 per share)........................
  Issuance of common shares.................................                3,243,115                   3,243,115
  Issuance of preferred shares..............................
  Tax benefit related to employee stock option and purchase
    plan....................................................
  Premiums on equity forward purchase contracts.............
  Repurchase of common shares...............................                             (6,996,949)   (6,996,949)
                                                              ---------   -----------   -----------   -----------   --------
BALANCE AT SEPTEMBER 30, 2001...............................  3,300,000   202,165,146   (45,394,991)  156,770,155   $165,000
                                                              =========   ===========   ===========   ===========   ========

                                                                                             UNREALIZED
                                                                                           GAINS (LOSSES)
                                                               COMMON      ADDITIONAL            ON          RETAINED
                                                               STOCK     PAID-IN CAPITAL    INVESTMENTS      EARNINGS
                                                              --------   ---------------   --------------   ----------
BALANCE AT JUNE 30, 2000....................................  $37,253       $ 52,742          $295,378      $1,680,283
  Comprehensive income:
    Net income..............................................                                                    92,218
    Other comprehensive income, net of tax:
      Change in unrealized gains (losses) on investments,
        net of tax..........................................                                     3,596

  Comprehensive income......................................
  Cash dividends:
    Common stock ($.16 per share)...........................                                                   (26,043)
    Preferred stock ($.88 per share)........................                                                    (2,865)
  Issuance of common shares.................................      266         61,194
  Premiums on equity forward purchase contracts.............                 (37,419)
  Repurchase of common shares...............................
                                                              -------       --------          --------      ----------
BALANCE AT SEPTEMBER 30, 2000...............................  $37,519       $ 76,517          $298,974      $1,743,593
                                                              =======       ========          ========      ==========
BALANCE AT JUNE 30, 2001....................................  $39,784       $549,070          $485,100      $2,060,176
  Comprehensive income:
    Net income..............................................                                                  (193,545)
    Other comprehensive income, net of tax:
      Change in unrealized gains (losses) on investments,
        net of tax..........................................                                   220,928

  Comprehensive income......................................
  Cash dividends:
    Common stock ($.18 per share)...........................                                                   (27,392)
    Preferred stock ($.87 per share)........................                                                    (2,875)
  Issuance of common shares.................................      649        141,695
  Issuance of preferred shares..............................
  Tax benefit related to employee stock option and purchase
    plan....................................................                  94,654
  Premiums on equity forward purchase contracts.............                 (16,059)
  Repurchase of common shares...............................
                                                              -------       --------          --------      ----------
BALANCE AT SEPTEMBER 30, 2001...............................  $40,433       $769,360          $706,028      $1,836,364
                                                              =======       ========          ========      ==========


                                                                                TOTAL
                                                               TREASURY     STOCKHOLDERS'
                                                                 STOCK         EQUITY
                                                              -----------   -------------
BALANCE AT JUNE 30, 2000....................................  $(1,292,645)    $  938,011
  Comprehensive income:
    Net income..............................................                      92,218
    Other comprehensive income, net of tax:
      Change in unrealized gains (losses) on investments,
        net of tax..........................................                       3,596
                                                                              ----------
  Comprehensive income......................................                      95,814
  Cash dividends:
    Common stock ($.16 per share)...........................                     (26,043)
    Preferred stock ($.88 per share)........................                      (2,865)
  Issuance of common shares.................................      370,000        431,460
  Premiums on equity forward purchase contracts.............                     (37,419)
  Repurchase of common shares...............................      (63,678)       (63,678)
                                                              -----------     ----------
BALANCE AT SEPTEMBER 30, 2000...............................  $  (986,323)    $1,335,280
                                                              ===========     ==========
BALANCE AT JUNE 30, 2001....................................  $(1,707,081)    $1,592,049
  Comprehensive income:
    Net income..............................................                    (193,545)
    Other comprehensive income, net of tax:
      Change in unrealized gains (losses) on investments,
        net of tax..........................................                     220,928
                                                                              ----------
  Comprehensive income......................................                      27,383
  Cash dividends:
    Common stock ($.18 per share)...........................                     (27,392)
    Preferred stock ($.87 per share)........................                      (2,875)
  Issuance of common shares.................................                     142,344
  Issuance of preferred shares..............................                          --
  Tax benefit related to employee stock option and purchase
    plan....................................................                      94,654
  Premiums on equity forward purchase contracts.............                     (16,059)
  Repurchase of common shares...............................     (284,478)      (284,478)
                                                              -----------     ----------
BALANCE AT SEPTEMBER 30, 2001...............................  $(1,991,559)    $1,525,626
                                                              ===========     ==========

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              PREFERRED             COMMON STOCK SHARES
                                                                STOCK     ---------------------------------------   PREFERRED
                                                               SHARES       ISSUED       TREASURY     OUTSTANDING     STOCK
                                                              ---------   -----------   -----------   -----------   ---------
BALANCE AT DECEMBER 31, 1999................................  3,300,000   186,069,619   (28,493,072)  157,576,547   $165,000
  Comprehensive income:
    Net income..............................................
    Other comprehensive income, net of tax:
      Change in unrealized gains (losses) on investments,
        net of tax..........................................
  Comprehensive income......................................
  Cash dividends:
    Common stock ($.48 per share)...........................
    Preferred stock ($2.64 per share).......................
  Issuance of common shares.................................                1,523,381     9,084,505    10,607,886
  Premiums on equity forward purchase contracts.............
  Repurchase of common shares...............................                             (4,124,455)   (4,124,455)
                                                              ---------   -----------   -----------   -----------   --------
BALANCE AT SEPTEMBER 30, 2000...............................  3,300,000   187,593,000   (23,533,022)  164,059,978   $165,000
                                                              =========   ===========   ===========   ===========   ========
BALANCE AT DECEMBER 31, 2000................................  3,300,000   190,851,936   (26,707,091)  164,144,845   $165,000
  Comprehensive income:
    Net income..............................................
    Other comprehensive income, net of tax:
      Change in unrealized gains (losses) on investments,
        net of tax..........................................
  Comprehensive income......................................
  Cash dividends:
    Common stock ($.54 per share)...........................
    Preferred stock ($2.61 per share).......................
  Issuance of common shares.................................               11,313,210       192,422    11,505,632
  Tax benefit related to employee stock option and purchase
    plan....................................................
  Premiums on equity forward purchase contracts.............
  Repurchase of common shares...............................                            (18,880,322)  (18,880,322)
                                                              ---------   -----------   -----------   -----------   --------
BALANCE AT SEPTEMBER 30, 2001...............................  3,300,000   202,165,146   (45,394,991)  156,770,155   $165,000
                                                              =========   ===========   ===========   ===========   ========

                                                                                             UNREALIZED
                                                                                           GAINS (LOSSES)
                                                               COMMON      ADDITIONAL            ON          RETAINED
                                                               STOCK     PAID-IN CAPITAL    INVESTMENTS      EARNINGS
                                                              --------   ---------------   --------------   ----------
BALANCE AT DECEMBER 31, 1999................................  $37,214       $ 62,827          $297,735      $1,462,034
  Comprehensive income:
    Net income..............................................                                                   366,360
    Other comprehensive income, net of tax:
      Change in unrealized gains (losses) on investments,
        net of tax..........................................                                     1,239

  Comprehensive income......................................
  Cash dividends:
    Common stock ($.48 per share)...........................                                                   (76,144)
    Preferred stock ($2.64 per share).......................                                                    (8,657)
  Issuance of common shares.................................      305         70,088
  Premiums on equity forward purchase contracts.............                 (56,398)
  Repurchase of common shares...............................
                                                              -------       --------          --------      ----------
BALANCE AT SEPTEMBER 30, 2000...............................  $37,519       $ 76,517          $298,974      $1,743,593
                                                              =======       ========          ========      ==========
BALANCE AT DECEMBER 31, 2000................................  $38,170       $225,211          $311,301      $1,810,902
  Comprehensive income:
    Net income..............................................                                                   118,051
    Other comprehensive income, net of tax:
      Change in unrealized gains (losses) on investments,
        net of tax..........................................                                   394,727

  Comprehensive income......................................
  Cash dividends:
    Common stock ($.54 per share)...........................                                                   (83,964)
    Preferred stock ($2.61 per share).......................                                                    (8,625)
  Issuance of common shares.................................    2,263        484,929
  Tax benefit related to employee stock option and purchase
    plan....................................................                  94,654
  Premiums on equity forward purchase contracts.............                 (35,434)
  Repurchase of common shares...............................
                                                              -------       --------          --------      ----------
BALANCE AT SEPTEMBER 30, 2001...............................  $40,433       $769,360          $706,028      $1,836,364
                                                              =======       ========          ========      ==========


                                                                                TOTAL
                                                               TREASURY     STOCKHOLDERS'
                                                                 STOCK         EQUITY
                                                              -----------   -------------
BALANCE AT DECEMBER 31, 1999................................  $(1,183,896)    $  840,914
  Comprehensive income:
    Net income..............................................                     366,360
    Other comprehensive income, net of tax:
      Change in unrealized gains (losses) on investments,
        net of tax..........................................                       1,239
                                                                              ----------
  Comprehensive income......................................                     367,599
  Cash dividends:
    Common stock ($.48 per share)...........................                     (76,144)
    Preferred stock ($2.64 per share).......................                      (8,657)
  Issuance of common shares.................................      372,366        442,759
  Premiums on equity forward purchase contracts.............                     (56,398)
  Repurchase of common shares...............................     (174,793)      (174,793)
                                                              -----------     ----------
BALANCE AT SEPTEMBER 30, 2000...............................  $  (986,323)    $1,335,280
                                                              ===========     ==========
BALANCE AT DECEMBER 31, 2000................................  $(1,135,248)    $1,415,336
  Comprehensive income:
    Net income..............................................                     118,051
    Other comprehensive income, net of tax:
      Change in unrealized gains (losses) on investments,
        net of tax..........................................                     394,727
                                                                              ----------
  Comprehensive income......................................                     512,778
  Cash dividends:
    Common stock ($.54 per share)...........................                     (83,964)
    Preferred stock ($2.61 per share).......................                      (8,625)
  Issuance of common shares.................................       12,126        499,318
  Tax benefit related to employee stock option and purchase
    plan....................................................                      94,654
  Premiums on equity forward purchase contracts.............                     (35,434)
  Repurchase of common shares...............................     (868,437)      (868,437)
                                                              -----------     ----------
BALANCE AT SEPTEMBER 30, 2001...............................  $(1,991,559)    $1,525,626
                                                              ===========     ==========

          See accompanying notes to consolidated financial statements.

                               USA EDUCATION, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                   2001             2000
                                                              --------------   --------------
                                                               (UNAUDITED)      (UNAUDITED)
OPERATING ACTIVITIES
Net income..................................................  $     118,051    $     366,360
Adjustments to reconcile net income to net cash provided by
  operating activities:
  (Gains) on student loan securitizations...................        (54,921)         (91,010)
  Losses (gains) on sales of securities.....................        103,707          (43,939)
  Derivative market value adjustment........................        604,112               --
  Provision for losses......................................         42,169           22,766
  (Increase) in accrued interest receivable.................       (145,613)         (49,294)
  (Decrease) increase in accrued interest payable...........        (67,829)           3,592
  (Increase) in other assets................................       (341,208)            (160)
  Increase in other liabilities.............................        228,958          455,532
                                                              -------------    -------------
  Total adjustments.........................................        369,375          297,487
                                                              -------------    -------------
Net cash provided by operating activities...................        487,426          663,847
                                                              -------------    -------------
INVESTING ACTIVITIES
Student loans purchased.....................................    (10,731,679)      (8,426,740)
Reduction of student loans purchased:
  Installment payments......................................      2,292,611        1,723,354
  Claims and resales........................................        440,793          375,137
  Proceeds from securitization of student loans.............      4,970,633        8,734,901
  Proceeds from sales of student loans......................         50,417          126,172
Warehousing advances made...................................       (837,999)        (800,324)
Warehousing advance repayments..............................        845,709          982,454
Academic facilities financings made.........................        (11,510)         (11,609)
Academic facilities financings reductions...................        111,655          155,075
Investments purchased.......................................    (38,934,861)     (32,888,320)
Proceeds from sale or maturity of investments...............     39,013,801       34,302,642
Purchase of subsidiaries, net of cash acquired..............             --         (448,754)
                                                              -------------    -------------
Net cash (used in) provided by investing activities.........     (2,790,430)       3,823,988
                                                              -------------    -------------
FINANCING ACTIVITIES
Short-term borrowings issued................................    648,502,997      580,847,220
Short-term borrowings repaid................................   (652,914,671)    (584,160,609)
Long-term notes issued......................................     16,336,464       13,523,596
Long-term notes repaid......................................     (7,880,756)     (14,710,000)
Equity forward contracts and stock issued...................        558,538          386,361
Common stock repurchased....................................       (868,437)        (174,793)
Common dividends paid.......................................        (83,964)         (76,144)
Preferred dividends paid....................................         (8,625)          (8,657)
                                                              -------------    -------------
Net cash provided by (used in) financing activities.........      3,641,546       (4,373,026)
                                                              -------------    -------------
Net increase in cash and cash equivalents...................      1,338,542          114,809
Cash and cash equivalents at beginning of period............        734,468          589,750
                                                              -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   2,073,010    $     704,559
                                                              =============    =============
Cash disbursements made for:
  Interest..................................................  $   1,693,011    $   1,788,202
                                                              =============    =============
  Income taxes..............................................  $     166,400    $      95,000
                                                              =============    =============

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (INFORMATION AT SEPTEMBER 30, 2001 AND FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2001 AND 2000 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of USA Education, Inc. (the "Company"), formerly SLM Holding Corporation, have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results for the year ending December 31, 2001.

RECLASSIFICATIONS

    Certain reclassifications have been made to the balances as of and for the three and nine months ended September 30, 2000 to be consistent with classifications adopted for 2001.

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

    In October 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125." SFAS 140

                              USA EDUCATION, INC.

   (INFORMATION AT SEPTEMBER 30, 2001 AND FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2001 AND 2000 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED) requires new disclosures about securitizations and retained interests in securitized financial assets and revises the criteria involving qualifying special purpose entities. Under SFAS 140, entities are required to disclose information about securitizations regarding accounting policies, securitization characteristics, key assumptions used and cash flows between the securitization special purpose entities and the transferor. Additionally, entities are required to disclose information related to retained interests in securitized financial assets, information regarding accounting policies for subsequent measuring of retained interests, key assumptions used in subsequent fair value measurements, sensitivity analysis showing hypothetical effects on fair values based on unfavorable variations from key assumptions and general characteristics of the securitized assets such as principal balances, delinquencies and credit losses. These new disclosure requirements are to be provided for fiscal years ending after December 15, 2000. Additionally, SFAS 140 revised the criteria involving qualifying special purpose entities. These revisions related to special purpose entities are to be applied prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001 (see Note 4).

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

                              USA EDUCATION, INC.

   (INFORMATION AT SEPTEMBER 30, 2001 AND FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2001 AND 2000 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ALLOWANCE FOR LOSSES

    The following table summarizes changes in the allowance for losses for the three and nine months ended September 30, 2001 and 2000, respectively.

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        2001       2000       2001       2000
                                                      --------   --------   --------   --------
BALANCE AT BEGINNING OF PERIOD......................  $310,392   $299,392   $322,056   $303,743
Additions
  Provisions for losses.............................    15,299      5,428     42,169     22,766
  Recoveries........................................     2,830     16,373      6,877     21,159
Deductions
  Reductions for student loans sales and
    securitizations.................................    (3,188)    (3,679)   (12,023)   (16,648)
  Write-offs........................................   (12,086)    (5,990)   (45,832)   (19,496)
                                                      --------   --------   --------   --------
BALANCE AT END OF PERIOD............................  $313,247   $311,524   $313,247   $311,524
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

    During the third quarter of 2001, the Company sold $1.5 billion of student loans in one securitization transaction and securitized $44 million through the recycling provisions of certain securitizations. The Company recorded a pre-tax securitization gain of $27 million or 1.74 percent of the portfolios securitized in the third quarter of 2001. For the three months ended September 30, 2000, the Company sold $2.0 billion of student loans in one securitization transaction and recorded a pre-tax securitization gain of $23 million or 1.10 percent of the portfolios securitized. For the nine months ended September 30, 2001, the Company sold $4.5 billion of student loans in three securitization transactions and securitized $392 million through the recycling provisions of certain securitizations. The Company recorded a pre-tax securitization gain of $55 million or 1.12 percent of the portfolios securitized in the nine months ended September 30, 2001. In the nine months ended September 30, 2000, the Company sold $8.5 billion of student loans in four separate transactions and recorded a pre-tax securitization gain of $91 million or 1.07 percent of the portfolios securitized. At September 30, 2001 and December 31, 2000, securitized student loans outstanding totaled $31.2 billion and $29.9 billion, respectively.

                              USA EDUCATION, INC.

   (INFORMATION AT SEPTEMBER 30, 2001 AND FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2001 AND 2000 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

    Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from the student loan securitization transaction completed during the third quarter of 2001 were as follows:

Prepayment speed........................................  7% per annum
Weighted-average life...................................  5.5 years
Expected credit losses..................................  0.5%
Residual cash flows discounted at.......................  12%

    Expected credit losses resulting from loans securitized in 2001 are dependent on the portfolio's expected rate of defaulted loans, the level of insurance guarantee which ranges from 98 percent to 100 percent of the unpaid principal and interest of the defaulted loan, and the expected level of defaulted loans not eligible for insurance guarantee due to servicing deficiencies (approximately one percent of defaulted loans). The expected dollar amount of credit losses is divided by the portfolio's principal balance to arrive at the expected credit loss percentage. The following table summarizes the cash flows received from securitization trusts entered into during the three and nine months ended September 30, 2001 (dollars in millions):

                                                      THREE MONTHS     NINE MONTHS
                                                         ENDED            ENDED
                                                     SEPTEMBER 30,    SEPTEMBER 30,
                                                          2001             2001
                                                     --------------   --------------
Proceeds from new securitizations..................       1,566            4,971
Servicing fees received............................           7               10
Cash flows received on interest-only strips........           4                4

5. COMMON STOCK

    Basic earnings per common share ("Basic EPS") are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share ("Diluted EPS") reflect the potential dilutive effect of additional common shares that are issuable upon

                              USA EDUCATION, INC.

   (INFORMATION AT SEPTEMBER 30, 2001 AND FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2001 AND 2000 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. COMMON STOCK (CONTINUED)
exercise of outstanding stock options and warrants, determined by the treasury stock method, and equity forwards, determined by the reverse treasury stock method, as follows:

                                                               NET INCOME
                                                              ATTRIBUTABLE
                                                               TO COMMON       AVERAGE     EARNINGS
                                                                 STOCK         SHARES      PER SHARE
                                                              ------------   -----------   ---------
                                                              (THOUSANDS)    (THOUSANDS)
THREE MONTHS ENDED SEPTEMBER 30, 2001
Basic EPS...................................................    $(196,420)     157,074      $(1.25)
Dilutive effect of stock options, warrants, equity forwards,
  and deferred compensation.................................           --           --          --
                                                                ---------      -------      ------
Diluted EPS.................................................    $(196,420)     157,074      $(1.25)
                                                                =========      =======      ======
THREE MONTHS ENDED SEPTEMBER 30, 2000
Basic EPS...................................................    $  89,353      160,652      $  .56
Dilutive effect of stock options, warrants and equity
  forwards..................................................           --        2,627        (.01)
                                                                ---------      -------      ------
Diluted EPS.................................................    $  89,353      163,279      $  .55
                                                                =========      =======      ======

                                                               NET INCOME
                                                              ATTRIBUTABLE
                                                               TO COMMON       AVERAGE     EARNINGS
                                                                 STOCK         SHARES      PER SHARE
                                                              ------------   -----------   ---------
                                                              (THOUSANDS)    (THOUSANDS)
NINE MONTHS ENDED SEPTEMBER 30, 2001
Basic EPS...................................................    $ 109,426      160,255      $  .68
Dilutive effect of stock options, warrants, equity forwards
  and deferred compensation.................................           --        5,859        (.02)
                                                                ---------      -------      ------
Diluted EPS.................................................    $ 109,426      166,114      $  .66
                                                                =========      =======      ======
NINE MONTHS ENDED SEPTEMBER 30, 2000
Basic EPS...................................................    $ 357,703      157,989      $ 2.26
Dilutive effect of stock options, warrants, and equity
  forwards..................................................            -        4,515        (.06)
                                                                ---------      -------      ------
Diluted EPS.................................................    $ 357,703      162,504      $ 2.20
                                                                =========      =======      ======

6. DERIVATIVE FINANCIAL INSTRUMENTS

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Company's goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of

                              USA EDUCATION, INC.

   (INFORMATION AT SEPTEMBER 30, 2001 AND FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2001 AND 2000 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation. The Company views this strategy as a prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates.

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

    The Company also enters into various interest rate contracts for trading and macro risk management purposes. Trading activities (which include derivative transactions entered into for risk management purposes and which do not otherwise qualify for hedge accounting) primarily involve providing various derivative products to counterparties and managing overall enterprise risk and risks in other trading portfolios. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no credit risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company's credit committee. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements may be required as well. When the Company has more than one outstanding derivative transaction with a counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e. a legal right of a setoff of receivable and payable derivative contracts), the "net" mark-to-market exposure represents the netting of the positive and negative exposures with the same counterparty. When there is a net negative exposure, the Company considers its exposure to the counterparty to be zero. The Company's policy is to use agreements containing netting provisions with all counterparties.

    Market risk is the adverse effect that a change in interest rates, or implied volatility rates, has on the value of a financial instrument. The Company manages the market risk associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

                              USA EDUCATION, INC.

   (INFORMATION AT SEPTEMBER 30, 2001 AND FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2001 AND 2000 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    The Company's Audit/Finance Committee of the Board of Directors, as part of its oversight of the Company's asset/liability and treasury functions, monitors the Company's derivative activities. The Company is responsible for implementing various hedging strategies. The resulting hedging strategies are then incorporated into the Company's overall interest rate risk management and trading strategies.

FAIR VALUE HEDGES

    The Company enters into interest rate swaps to convert fixed rate assets into variable rate assets and fixed rate debt into variable rate debt. The Company's risk management policy is to match the interest rate sensitivity of its assets and liabilities based on the Company's overall match funding strategy.

    At September 30, 2001, the Company held fair value hedges with a net fair value loss position of $35 million on a notional amount of $7.2 billion. For the three and nine months ended September 30, 2001, the Company recognized a net loss of $31 million and $56 million, respectively (reported as "derivative market value adjustment" in the income statement), which represented the ineffective portion of all fair value hedges. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

CASH FLOW HEDGES

    The Company uses futures contracts to hedge its interest rate risk on its assets and liabilities. The Company uses this strategy primarily to minimize its exposure to volatility in interest rates. The Company also enters into basis swaps to convert variable rate assets and variable rate debt from one floating rate index to another floating rate index.

    At September 30, 2001, the Company held cash flow hedges with a net fair value loss position of $67 million on a notional amount of $25.5 billion. For the three and nine months ended September 30, 2001, the Company included
$66 million of after-tax unrealized losses and $98 million of after-tax unrealized losses, respectively, in other comprehensive income. For the three and nine months ended September 30, 2001, the Company recognized $2 million and $6 million, respectively, of after-tax net losses out of other comprehensive income related to the amortization of closed futures contracts. For the three and nine months ended September 30, 2001, the Company recognized $16 million and $59 million, respectively, of after-tax net losses out of other comprehensive income on derivatives (reported as gains and losses on sales of securities) as a result of the discontinuance of cash flow hedges related to certain forecasted transactions. The Company expects to amortize $7 million of after-tax net losses over the next 12 months related to futures contracts closed as of September 30, 2001. All components of each derivative's gain or loss are included in the assessment of hedge effectiveness, unless otherwise noted.

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

                              USA EDUCATION, INC.

   (INFORMATION AT SEPTEMBER 30, 2001 AND FOR THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2001 AND 2000 IS UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

    The Company also uses basis swaps to "lock-in" a desired spread between the Company's interest-earning assets and interest-bearing liabilities. These swaps usually possess a term of one to seven years, with a pay rate indexed to Treasury bill and commercial paper rates. The specific terms and notional amounts of the swaps are determined based on management's review of its asset/liability structure, its assessment of future interest rate relationships, as well as on other factors such as short-term strategic initiatives.

    The Company also uses various purchased option-based products for overall asset/liability management purposes, including options on interest rate swaps, floor contracts, and cap contracts. These purchased products are not linked to specific assets and liabilities on the balance sheet and, therefore, do not qualify for hedge accounting treatment

OTHER

    Interest rate derivative instruments utilized by the Company in its trading operations include interest rate and basis swaps, interest rate caps and floors, and Eurodollar, LIBOR and Agency futures contracts. At September 30, 2001, the Company held trading derivatives with a net fair value loss position of $967 million on a notional amount of $71.9 billion. For the three and nine months ended September 30, 2001, the Company recognized a net loss of $522 million and a net loss of $554 million, respectively (reported as "derivative market value adjustment" in the income statement), which represented the total change in fair value for the derivatives designated as "trading." For the three and nine months ended September 30, 2001, $8 million and $25 million, respectively, of net derivative after-tax gains at transition were reclassified from other comprehensive income to other operating income. As of September 30, 2001, $34 million of transition adjustment net after-tax gains on derivative instruments accumulated in other comprehensive income are expected to be reclassified as earnings during the next 12 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

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

    The Company is the nation's largest private source of financing and servicing for education loans in the United States, primarily through its participation in the Federal Family Education Loan Program ("FFELP"), formerly the Guaranteed Student Loan Program. The Company's products and services include student loan purchases and commitments to purchase student loans, as well as operational support to originators of student loans and to post-secondary education institutions, guarantor servicing and other education-related financial services. The Company also originates, purchases, holds and services non-federally insured private loans.

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

SELECTED FINANCIAL DATA

CONDENSED STATEMENTS OF INCOME

                                               THREE MONTHS                                 NINE MONTHS
                                                   ENDED               INCREASE                ENDED               INCREASE
                                               SEPTEMBER 30,          (DECREASE)           SEPTEMBER 30,          (DECREASE)
                                            -------------------   -------------------   -------------------   -------------------
                                              2001       2000        $          %         2001       2000        $          %
                                            --------   --------   --------   --------   --------   --------   --------   --------
Net interest income.......................   $  198      $160      $   38        23%     $ 605      $ 484      $  121        25%
Less: provision for losses................       15         5          10       182         42         23          19        85
                                             ------      ----      ------     -----      -----      -----      ------     -----
Net interest income after provision for
  losses..................................      183       155          28        18        563        461         102        22
Gains on student loan securitizations.....       27        23           4        20         55         91         (36)      (40)
Servicing and securitization revenue......      119        80          39        49        433        211         222       105
(Losses) gains on sales of securities.....      (25)       --         (25)     (100)      (104)        44        (148)     (336)
Guarantor servicing fees..................       75        55          20        39        188         55         133       247
Derivative market value adjustment........     (553)       --        (553)     (100)      (604)        --        (604)     (100)
Other income..............................       68        48          20        41        195        106          89        82
Operating expenses and integration
  charge..................................      184       220         (36)      (16)       522        412         110        27
Income taxes..............................      (99)       46        (145)     (315)        78        182        (104)      (57)
Minority interest in net earnings of
  subsidiary..............................        3         3          --        --          8          8          --        --
                                             ------      ----      ------     -----      -----      -----      ------     -----
Net income................................   $ (194)     $ 92      $ (286)     (310)%    $ 118      $ 366      $ (248)      (68)%
Preferred dividends.......................        3         3           -         -          9          8           1         1
                                             ------      ----      ------     -----      -----      -----      ------     -----
Net income attributable to common stock...   $ (197)     $ 89      $ (286)     (320)%    $ 109      $ 358      $ (249)      (69)%
                                             ======      ====      ======     =====      =====      =====      ======     =====
Basic earnings per share..................   $(1.25)     $.56      $(1.81)     (325)%    $ .68      $2.26      $(1.58)      (70)%
                                             ======      ====      ======     =====      =====      =====      ======     =====
Diluted earnings per share................   $(1.25)     $.55      $(1.80)     (327)%    $ .66      $2.20      $(1.54)      (70)%
                                             ======      ====      ======     =====      =====      =====      ======     =====
Dividends per share.......................   $  .18      $.16      $  .02         9%     $ .54      $ .48      $  .06        12%
                                             ======      ====      ======     =====      =====      =====      ======     =====

CONDENSED BALANCE SHEETS

                                                                                          INCREASE
                                                                                         (DECREASE)
                                                      SEPTEMBER 30,   DECEMBER 31,   -------------------
                                                          2001            2000          $          %
                                                      -------------   ------------   --------   --------
ASSETS
Student loans.......................................     $40,644         $37,647      $2,997          8%
Warehousing advances................................         980             987          (7)        (1)
Academic facilities financings......................         760             851         (91)       (11)
Cash and investments................................       7,233           5,941       1,292         22
Other assets........................................       4,244           3,366         878         26
                                                         -------         -------      ------     ------
Total assets........................................     $53,861         $48,792      $5,069         10%
                                                         =======         =======      ======     ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings...............................     $31,750         $30,464      $1,286          4%
Long-term notes.....................................      17,654          14,911       2,743         18
Other liabilities...................................       2,718           1,788         930         52
                                                         -------         -------      ------     ------
Total liabilities...................................      52,122          47,163       4,959         10
                                                         -------         -------      ------     ------
Minority interest in subsidiary.....................         214             214          --         --
Stockholders' equity before treasury stock..........       3,517           2,550         967         38
Common stock held in treasury at cost...............       1,992           1,135         857         75
                                                         -------         -------      ------     ------
Total stockholders' equity..........................       1,525           1,415         110          8
                                                         -------         -------      ------     ------
Total liabilities and stockholders' equity..........     $53,861         $48,792      $5,069         10%
                                                         =======         =======      ======     ======

RESULTS OF OPERATIONS

EARNINGS SUMMARY

    For the three months ended September 30, 2001, the Company's "core cash basis" net income was $163 million ($.99 diluted earnings per share), versus "core cash basis" net income of $128 million ($.77 diluted earnings per share) in the third quarter of 2000. For the nine months ended September 30, 2001, the Company's "core cash basis" net income was $461 million ($2.72 diluted earnings per share) versus $355 million ($2.13 diluted earnings per share) for the nine months ended September 30, 2000. "Core cash basis" results measure only the recurring earnings of the Company. Accordingly, securitization transactions are treated as financings, not sales, and thereby gains on such sales are eliminated. In addition, the effect of floor income, certain one-time gains and losses on sales of investment securities and student loans, certain integration charges, and the amortization of goodwill and intangible assets are also excluded from net income calculated in accordance with generally accepted accounting principles ("GAAP"). In addition, for "core cash basis" reporting, the non-cash, mark-to-market effects of Statement of Financial Standards
No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which became effective as of January 1, 2001, also are excluded. (See "Pro-forma Statements of Income" for a detailed discussion of "core cash basis" net income.)

    The increase in "core cash basis" net income in the third quarter of 2001 versus the third quarter of 2000 is mainly due to the $7.4 billion increase in the average balance of the Company's managed portfolio of student loans, lower funding costs, and a net increase in fee income as a result of the acquisition of the operations of USA Group in July 2000. For the nine months ended September 30, 2001, the increase in "core cash basis" net income versus the year-ago period is mainly due to the $12.2 billion increase in the average balance of the Company's managed portfolio of student loans, lower funding costs, and a net increase in fee income.

    For the three months ended September 30, 2001, the Company's net income calculated in accordance with GAAP was a loss of $(194) million ($(1.25) diluted earnings per share), versus net income of $92 million ($.55 diluted earnings per share) in the third quarter of 2000. The decrease in GAAP net income in the third quarter of 2001 versus the year-ago quarter is mainly due to the net impact of SFAS 133 resulting in net after-tax losses of $377 million. The third quarter 2001 after-tax, mark-to-market losses due to the implementation of SFAS 133 include $237 million losses on Floor Revenue Contracts (defined below under "Student Loan Floor Revenue Contracts"), $73 million losses on interest rate swap contracts, $49 million losses on Eurodollar futures contracts that did not meet hedge effectiveness criteria under SFAS 133, and $18 million after-tax losses due to the amortization of the Floor Revenue Contracts that were de-designated as hedges on December 31, 2000. In addition, a $6 million after-tax loss on Eurodollar futures contracts was also recognized. These after-tax losses were partially offset by an after-tax gain of $6 million attributable to transition amortization. The decrease in GAAP net income in the third quarter 2001 versus the year-ago quarter is also due to an increase in after-tax losses on sales of securities of $8 million. These decreases in net income were partially offset by a $3.7 billion increase in the average balance of the Company's on-balance sheet portfolio of student loans, an increase in after-tax servicing and securitization revenue of $25 million, an increase in after-tax guarantor servicing fees of $14 million (due to the acquisition of the operations of USA Group in July 2000), an increase in after-tax floor revenues of $13 million, an increase in after-tax securitization gains of $3 million, and lower funding costs.

    For the nine months ended September 30, 2001, the Company's GAAP net income was $118 million ($.66 diluted earnings per share), versus GAAP net income of $366 million ($2.20 diluted earnings per share) for the nine months ended September 30, 2000. The decrease in year-to-date 2001 GAAP net income versus year-to-date 2000 GAAP net income is due to the net impact of SFAS 133 resulting in net after-tax losses of $416 million, an increase in after-tax losses on sales of securities of

$52 million, a decrease in after-tax securitization gains of $23 million, and an increase in after-tax operating expenses of $72 million. These decreases in net income were partially offset by a $5.7 billion increase in the average balance of the Company's on-balance sheet portfolio of student loans, an increase in after-tax servicing and securitization revenue of $144 million, an increase in after-tax guarantor servicing fees of $87 million, an increase in after-tax floor revenues of $36 million, and lower funding costs.

    For the nine months ended September 30, 2001, the Company repurchased
17.6 million common shares through its open market purchases and equity forward settlements and issued a net of 10.2 million shares as a result of benefit plans. Common shares outstanding at September 30, 2001 totaled 156.8 million.

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

    Taxable equivalent net interest income for the three months ended
September 30, 2001 versus the three months ended September 30, 2000 increased by $37 million while the net interest margin increased by 15 basis points. The increase in taxable equivalent net interest income for the three months ended September 30, 2001 is principally due to the lower interest rate environment which led to an increase of $20 million in floor revenue. The increase in the net interest margin for the third quarter of 2001 versus the third quarter of 2000 is principally due to an increase in floor revenue, partially offset by a lower return on the investment portfolio.

    Taxable equivalent net interest income for the nine months ended
September 30, 2001 versus the nine months ended September 30, 2000 increased by $110 million while the net interest margin increased by 11 basis points. The increase in taxable equivalent net interest income for the nine months ended September 30, 2001 versus the year-ago period was principally due to an increase of $56 million in floor revenue, and the $5.7 billion increase in the average balance of on-balance sheet student loans over the year-ago period.

TAXABLE EQUIVALENT NET INTEREST INCOME

    The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal corporate tax rate of 35 percent.

                                               THREE MONTHS                                 NINE MONTHS
                                                   ENDED               INCREASE                ENDED               INCREASE
                                               SEPTEMBER 30,          (DECREASE)           SEPTEMBER 30,          (DECREASE)
                                            -------------------   -------------------   -------------------   -------------------
                                              2001       2000        $          %         2001       2000        $          %
                                            --------   --------   --------   --------   --------   --------   --------   --------
INTEREST INCOME
  Student loans...........................    $592       $770      $(178)      (23)%     $1,979     $2,072     $ (93)       (4)%
  Warehousing advances....................      10         13         (3)      (19)          36         41        (5)      (12)
  Academic facilities financing...........      13         16         (3)      (18)          41         52       (11)      (22)
  Investments.............................      84        100        (16)      (16)         313        361       (48)      (13)
  Taxable equivalent adjustment...........       5          5          -         4           11         22       (11)      (47)
                                              ----       ----      -----       ---       ------     ------     -----       ---
Total taxable equivalent interest
  income..................................     704        904       (200)      (22)       2,380      2,548      (168)       (7)
Interest expense..........................     502        739       (237)      (32)       1,764      2,042      (278)      (14)
                                              ----       ----      -----       ---       ------     ------     -----       ---
Taxable equivalent net interest income....    $202       $165      $  37        23%      $  616     $  506     $ 110        22%
                                              ====       ====      =====       ===       ======     ======     =====       ===

AVERAGE BALANCE SHEETS

    The following table reflects the rates earned on earning assets and paid on liabilities for the three and nine months ended September 30, 2001 and 2000.

                                                       THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                          SEPTEMBER 30,                               SEPTEMBER 30,
                                            -----------------------------------------   -----------------------------------------
                                                   2001                  2000                  2001                  2000
                                            -------------------   -------------------   -------------------   -------------------
                                            BALANCE      RATE     BALANCE      RATE     BALANCE      RATE     BALANCE      RATE
                                            --------   --------   --------   --------   --------   --------   --------   --------
AVERAGE ASSETS
  Student loans...........................  $40,180      5.84%    $36,440      8.41%    $39,526      6.69%    $33,836      8.18%
  Warehousing advances....................      964      4.37         737      7.12         967      4.97         798      6.87
  Academic facilities financings..........      757      8.29         963      8.19         806      8.31       1,007      8.59
  Investments.............................    6,818      5.01       5,792      6.92       7,359      5.73       7,191      6.87
                                            -------      ----     -------      ----     -------      ----     -------      ----
Total interest earning assets.............   48,719      5.74%     43,932      8.18%     48,658      6.54%     42,832      7.95%
                                                         ====                  ====                  ====                  ====
Non-interest earning assets...............    4,428                 2,926                 4,321                 2,476
                                            -------               -------               -------               -------
Total assets..............................  $53,147               $46,858               $52,979               $45,308
                                            =======               =======               =======               =======
AVERAGE LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Six month floating rate notes...........  $ 4,011      3.82%    $ 4,310      6.58%    $ 4,387      4.64%    $ 4,538      6.41%
  Other short-term borrowings.............   29,818      3.88      30,731      6.68      32,310      4.69      31,362      6.33
  Long-term notes.........................   15,529      4.38       9,038      6.67      12,716      5.04       6,927      6.51
                                            -------      ----     -------      ----     -------      ----     -------      ----
Total interest bearing liabilities........   49,358      4.03%     44,079      6.67%     49,413      4.77%     42,827      6.37%
                                                         ====                  ====                  ====                  ====
Non-interest bearing liabilities..........    2,367                 1,604                 2,175                 1,484
Stockholders' equity......................    1,422                 1,175                 1,391                   997
                                            -------               -------               -------               -------
Total liabilities and stockholders'
  equity..................................  $53,147               $46,858               $52,979               $45,308
                                            =======               =======               =======               =======
Net interest margin.......................               1.65%                 1.50%                 1.69%                 1.58%
                                                         ====                  ====                  ====                  ====

RATE/VOLUME ANALYSIS

    The Rate/Volume Analysis below shows the relative contribution of changes in interest rates and asset volumes.

                                                                           INCREASE (DECREASE)
                                                               TAXABLE       ATTRIBUTABLE TO
                                                              EQUIVALENT        CHANGE IN
                                                               INCREASE    -------------------
                                                              (DECREASE)     RATE      VOLUME
                                                              ----------   --------   --------
THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. THREE MONTHS ENDED
  SEPTEMBER 30, 2000
Taxable equivalent interest income..........................     $(200)     $(268)      $ 68
Interest expense............................................      (237)      (298)        61
                                                                 -----      -----       ----
Taxable equivalent net interest income......................     $  37      $  30       $  7
                                                                 =====      =====       ====

NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. NINE MONTHS ENDED
  SEPTEMBER 30, 2000
Taxable equivalent interest income..........................     $(168)     $(451)      $283
Interest expense............................................      (278)      (522)       244
                                                                 -----      -----       ----
Taxable equivalent net interest income......................     $ 110      $  71       $ 39
                                                                 =====      =====       ====

STUDENT LOANS

STUDENT LOAN SPREAD ANALYSIS

    The following table analyzes the reported earnings from student loans both on-balance sheet and those off-balance sheet in securitization trusts. For student loans off-balance sheet, the Company will continue to earn servicing fee revenues over the life of the securitized student loan portfolios. The off-balance sheet information presented in "Securitization Program-Servicing and Securitization Revenue" analyzes the on-going servicing revenue and residual interest earned on the securitized portfolios of student loans. For an analysis of the Company's student loan spread for the entire portfolio of managed student loans on a similar basis to the on-balance sheet analysis see " 'Core Cash Basis' Student Loan Spread and Net Interest Income."

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
ON-BALANCE SHEET
Adjusted student loan yields............................     6.57%      9.10%      7.40%      8.84%
Consolidation loan rebate fees..........................     (.30)      (.26)      (.29)      (.26)
Offset fees.............................................     (.13)      (.14)      (.13)      (.13)
Borrower benefits.......................................     (.07)      (.07)      (.07)      (.07)
Premium amortization....................................     (.23)      (.22)      (.22)      (.20)
                                                          -------    -------    -------    -------
Student loan income.....................................     5.84       8.41       6.69       8.18
Cost of funds...........................................    (3.93)     (6.62)     (4.87)     (6.34)
                                                          -------    -------    -------    -------
Student loan spread.....................................     1.91%      1.79%      1.82%      1.84%
                                                          =======    =======    =======    =======
OFF-BALANCE SHEET
Servicing and securitization revenue....................     1.50%      1.15%      1.89%      1.17%
                                                          =======    =======    =======    =======

AVERAGE BALANCES
Student loans...........................................  $40,180    $36,440    $39,526    $33,836
Securitized loans.......................................   31,370     27,756     30,631     24,124
                                                          -------    -------    -------    -------
Managed student loans...................................  $71,550    $64,196    $70,157    $57,960
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

    The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, the commercial paper index, the 52-week Treasury bill, or the one-year constant maturity Treasury rate, either directly or through the use of derivative financial instruments intended to mimic the interest rate characteristics of the student loans. Such borrowings generally float over all interest rate ranges. As a result, in periods of declining interest rates, the portfolio of managed student loans may be earning at the borrower rate while the Company's funding costs (exclusive of fluctuations in funding spreads) generally continue to decline along with short-term interest rates. When this happens, the difference between the interest earned from the rate paid by the borrower and the interest that would be earned as derived from the SAP formula is referred to as "Floor Revenue." For loans where the borrower's interest rate is fixed to term, declining interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of a declining interest rate environment may enhance student loan spreads through the next annual reset of the borrower's interest rates, which occurs on July 1 of each year.

    Due to the continued decline in Treasury bill and commercial paper rates during the third quarter of 2001, the Company realized $20 million in Floor Revenue from student loans earning at the minimum borrower rate in the third quarter of 2001 versus no such earnings in the year-ago quarter.

    For the nine months ended September 30, 2001, the Company earned Floor Revenue of $58 million of which $29 million was attributable to student loans whose minimum borrower rates are fixed to term and $29 million was attributable to student loans whose minimum borrower rates adjust annually on July 1. For the nine months ended September 30, 2000, the Company earned Floor Revenue of $3 million, of which $2 million was attributable to student loans whose minimum borrower rates are fixed to term and $1 million was attributable to student loans whose minimum borrower rates adjust annually on July 1. The increase in Floor Revenue increased the year-to-date 2001 on-balance sheet student loan spread by 18 basis points versus the year-ago period.

    The following table analyzes the ability of the FFELP student loans in the Company's managed student loan portfolio to earn at the minimum borrower interest rate at September 30, 2001 and 2000, based on the last Treasury bill auctions of September 2001 and September 2000 for fixed rate loans
(2.43 percent and 6.18 percent, respectively), and based on the last Treasury bill auctions of May 2001 and May 2000 for variable rate loans (3.69 percent and 5.89 percent, respectively).

                                                         SEPTEMBER 30, 2001               SEPTEMBER 30, 2000
                                                   ------------------------------   ------------------------------
                                                              ANNUALLY                         ANNUALLY
                                                    FIXED      RESET                 FIXED      RESET
                                                   BORROWER   BORROWER              BORROWER   BORROWER
(DOLLARS IN BILLIONS)                                RATE       RATE      TOTAL       RATE       RATE      TOTAL
---------------------                              --------   --------   --------   --------   --------   --------
Student loans eligible to earn at the minimum
  borrower rate..................................   $ 17.1     $40.6      $ 57.7     $16.0      $36.9      $52.9
Less notional amount of floor interest
  contracts......................................    (12.7)     (5.0)      (17.7)     (4.7)      (2.0)      (6.7)
                                                    ------     -----      ------     -----      -----      -----
Net student loans eligible to earn at the minimum
  borrower rate..................................   $  4.4     $35.6      $ 40.0     $11.3      $34.9      $46.2
                                                    ======     =====      ======     =====      =====      =====
Net student loans earning at the minimum
  borrower rate..................................   $  4.4     $35.6      $ 40.0     $  --      $  --      $  --
                                                    ======     =====      ======     =====      =====      =====

STUDENT LOAN FLOOR REVENUE CONTRACTS

    Periodically, the Company has entered into contracts with third parties to monetize the value of the minimum borrower interest rate feature of its portfolio of FFELP student loans. Under these contracts, referred to as "Floor Revenue Contracts," the Company receives an upfront payment and agrees to pay the difference between (1) the minimum borrower interest rate less the applicable SAP rate ("the strike rate") and (2) the average of the 91-day Treasury bill rates or the commercial paper rates over the period of the contract. If the strike rate is less than the average of the Treasury bill rates or the commercial paper rates, then no payment is required. Prior to the implementation of SFAS 133, these upfront payments were amortized over the average life of the contracts. For the three and nine months ended
September 30, 2000, the amortization of the upfront payments received from the sale of

Floor Revenue Contracts on the Company's on-balance sheet student loans was $7 million and $18 million, respectively.

    Effective December 31, 2000, in anticipation of the adoption of SFAS 133, the Floor Revenue Contracts were de-designated as effective hedges and marked-to-market. The net effect of the fair market value of these contracts and the unamortized upfront payments totaled $104 million and was reclassified to student loan premium and will be amortized over the average life of the student loan portfolio ("SFAS 133 transition adjustment"). At September 30, 2001, the unamortized balance of the SFAS 133 transition adjustment in student loan premium totaled $83 million. For the three and nine months ended September 30, 2001, amortization of the transition adjustment totaled $3 million and $10 million, respectively, and the premium write-off due to securitization totaled $3 million and $11 million, respectively.

    For the three and nine months ended September 30, 2001, the Company recognized $364 million and $389 million, respectively, in pre-tax, mark-to-market losses attributable to Floor Revenue Contracts due to the implementation of SFAS 133. At September 30, 2001, the outstanding notional amount of Floor Revenue Contracts totaled $17.8 billion.

ON-BALANCE SHEET FUNDING COSTS

    The Company's borrowings are generally variable rate indexed principally to the 91-day Treasury bill, commercial paper, 52-week Treasury bill, or the one-year constant maturity Treasury rate. The following table summarizes the average balance of on-balance sheet debt (by index, after giving effect to the impact of interest rate swaps) for the three and nine months ended
September 30, 2001 and 2000.

                                THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                           ------------------------------------------    ------------------------------------------
                                  2001                   2000                   2001                   2000
                           -------------------    -------------------    -------------------    -------------------
                           AVERAGE    AVERAGE     AVERAGE    AVERAGE     AVERAGE    AVERAGE     AVERAGE    AVERAGE
INDEX                      BALANCE      RATE      BALANCE      RATE      BALANCE      RATE      BALANCE      RATE
-----                      --------   --------    --------   --------    --------   --------    --------   --------
Treasury bill,
  principally 91-day.....  $34,029      3.86%     $30,923      6.70%     $32,233      4.54%     $30,140      6.47%
LIBOR....................    2,082      4.04        2,468      6.71        1,967      5.04        1,886      6.38
Discount notes...........    3,634      3.66        4,365      6.48        7,341      5.03        4,270      6.11
Fixed....................    5,627      5.31        2,621      6.33        4,781      5.73        4,061      5.67
Zero coupon..............      194     11.14          174     11.17          189     11.14          169     11.17
Commercial paper.........    2,464      3.35        1,271      6.78        1,607      4.04        1,061      6.59
Auction rate
  securities.............    1,101      3.29        1,495      5.80        1,101      4.07          502      5.80
Other....................      227      4.41          762      6.82          194      4.82          738      6.20
                           -------     -----      -------     -----      -------     -----      -------     -----
Total....................  $49,358      4.03%     $44,079      6.67%     $49,413      4.77%     $42,827      6.37%
                           =======     =====      =======     =====      =======     =====      =======     =====

    The following table details the spreads for the Company's Treasury bill indexed borrowings and London Interbank Offered Rate ("LIBOR") indexed borrowings:

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
INDEXED BORROWINGS                                        2001       2000       2001       2000
------------------                                      --------   --------   --------   --------
TREASURY BILL
Weighted average Treasury bill........................    3.36%      6.18%      4.05%      5.94%
Borrowing spread......................................     .50        .52        .49        .53
                                                          ----       ----       ----       ----
Weighted average borrowing rate.......................    3.86%      6.70%      4.54%      6.47%
                                                          ====       ====       ====       ====
LIBOR
Weighted average LIBOR................................    3.79%      6.85%      4.87%      6.57%
Borrowing spread......................................     .25       (.14)       .17       (.19)
                                                          ----       ----       ----       ----
Weighted average borrowing rate.......................    4.04%      6.71%      5.04%      6.38%
                                                          ====       ====       ====       ====

SECURITIZATION PROGRAM

    During the third quarter of 2001, the Company completed a securitization transaction in which a total of $1.5 billion of student loans were sold to a special purpose finance subsidiary and by that subsidiary to trusts that issued asset-backed securities to fund the student loans to term. Also in the third quarter 2001, the Company sold $44 million of student loans through the recycling provisions of certain securitizations. During the third quarter of 2000, the Company securitized $2.0 billion of student loans. For the nine months ended September 30, 2001, the Company sold $4.5 billion of student loans in three separate transactions, and sold $392 million through the recycling provisions of certain securitizations. For the nine months ended September 30, 2000, the Company sold $8.5 billion of student loans in four separate transactions.

GAINS ON STUDENT LOAN SECURITIZATIONS

    For the three months ended September 30, 2001 the Company recorded pre-tax securitization gains of $27 million, which was 1.74 percent of the portfolio securitized, versus $23 million gains in the third quarter of 2000 or
1.10 percent of the portfolio securitized. For the nine months ended
September 30, 2001, the Company recorded pre-tax securitization gains of $55 million, which was 1.12 percent of the portfolios securitized versus
$91 million gains in the nine months ended September 30, 2000 or 1.07 percent of the portfolios securitized. Gains on future securitizations will continue to vary depending on the size and the loan characteristics of the loan portfolios securitized and the funding costs prevailing in the securitization debt markets at the time of the transactions.

SERVICING AND SECURITIZATION REVENUE

    The following table summarizes the components of servicing and securitization revenue:

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        -------------------   -------------------
                                          2001       2000       2001       2000
                                        --------   --------   --------   --------
Servicing revenue less amortization of
  servicing asset.....................    $ 67       $58        $197       $157
Securitization revenue................      52        22         236         54
                                          ----       ---        ----       ----
Total servicing and securitization
  revenue.............................    $119       $80        $433       $211
                                          ====       ===        ====       ====

    In the three and nine months ended September 30, 2001, servicing and securitization revenue was 1.50 percent and 1.89 percent, respectively, of average securitized loans versus 1.15 percent and 1.17 percent, respectively, in the corresponding year-ago periods. The increase in servicing and securitization revenue as a percentage of the average balance of securitized student loans in the three and nine months ended 2001 versus the corresponding year-ago periods is principally due to the impact of the decline in Treasury bill and commercial paper rates during the third quarter of 2001, which increased the earnings from those student loans in the trusts that were earning the minimum borrower rate in a manner similar to on-balance sheet student loans.

OTHER INCOME

    Other income, exclusive of gains on student loan securitizations, servicing and securitization revenue, the "derivative market value adjustment," gains on sales of student loans, and gains and losses on sales of securities totaled
$143 million and $103 million for the three months ended September 30, 2001 and 2000, respectively, and $383 million and $161 million for the nine months ended September 30, 2001 and 2000, respectively. Other income mainly includes guarantor servicing fees, late fees earned on student loans, revenue received from servicing third party portfolios of student loans, and commitment fees for letters of credit. Guarantor servicing fees arise primarily from four categories of services that correspond to the student loan life cycle. They include fees from loan originations, the maintenance of loan guarantees, default prevention, and collections. Included in other operating income for the three and nine months ended September 30, 2001 was $98 million and $248 million, respectively, of income attributable to the guarantor servicing, loan servicing and other fee income as a result of the USA Group transaction which closed in July 2000.

OPERATING EXPENSES

    The following table summarizes the components of operating expenses:

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
Servicing and acquisition expenses....................    $117       $100       $319       $218
General and administrative expenses...................      67         67        203        140
Integration charge....................................      --         53         --         53
                                                          ----       ----       ----       ----
Total operating expenses..............................    $184       $220       $522       $411
                                                          ====       ====       ====       ====

    Operating expenses include costs to service the Company's managed student loan portfolio, operational costs incurred in the process of acquiring student loan portfolios, general and administrative expenses and, beginning in August 2000, operational costs associated with its guarantor servicing operations. The Company recorded an integration charge of $53 million in the third quarter of 2000 to cover severance costs, costs to close facilities and move functional responsibilities as well as costs to align system capabilities and move the data center. Exclusive of this one-time integration charge, operating expenses for the three months ended September 30, 2001 and 2000 were $184 million and $167 million, respectively. For the nine months ended
September 30, 2001 and 2000, total operating expenses exclusive of this one-time integration charge were $522 million and $358 million, respectively. The increase in operating expenses for the three and nine months ended
September 30, 2001 over the corresponding year-ago periods is mainly due to the addition of operating expenses connected with the acquisitions of Student Loan Funding Resources, Inc. ("SLFR") and USA Group, each of which closed in July 2000.

STUDENT LOAN PURCHASES

    The following table summarizes the components of the Company's student loan purchase activity:

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           2001       2000       2001       2000
                                                         --------   --------   --------   --------
Preferred channel......................................   $2,277    $ 1,693    $ 7,850    $ 5,301
Other commitment clients...............................      269        415        776      1,226
Spot purchases.........................................      137        279        486        489
Consolidations.........................................      268        219        750        586
Acquisitions...........................................       --      4,524         --      4,524
Other..................................................      290        262        870        824
                                                          ------    -------    -------    -------
Subtotal...............................................    3,241      7,392     10,732     12,950
Managed loans acquired.................................      257      5,373        660      5,644
                                                          ------    -------    -------    -------
Total managed loans acquired...........................   $3,498    $12,765    $11,392    $18,594
                                                          ======    =======    =======    =======

    For the three months ended September 30, 2001, the Company purchased
$3.5 billion of student loans compared with $12.8 billion in the year-ago period. Included in the third quarter of 2000 purchases are $6.8 billion of student loans acquired from USA Group and $3.1 billion of student loans acquired from SLFR. For the nine months ended September 30, 2001, the Company purchased $11.4 billion of student loans compared with $18.6 billion in the year-ago period.

    In the third quarter of 2001, the Company's preferred channel of loan originations totaled $3.3 billion versus $2.5 billion in the year-ago quarter. The pipeline of loans currently serviced and committed for purchase by the Company was $5.2 billion at September 30, 2001 versus $4.0 billion at September 30, 2000.

    The following table summarizes the activity in the Company's managed portfolio of student loans for the three and nine months ended September 30, 2001 and 2000.

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
Beginning balance.......................................  $70,783    $55,947    $67,515    $53,276
Purchases...............................................    3,267     12,557     10,790     18,115
Capitalized interest on securitized loans...............      231        208        602        479
Repayments, claims, other...............................   (1,791)    (1,614)    (5,516)    (4,187)
Loan sales..............................................       --         --        (51)      (126)
SFAS 133 student loan premium...........................       --         --       (104)        --
Loans consolidated from USA Education, Inc..............     (661)      (410)    (1,407)      (869)
                                                          -------    -------    -------    -------
Ending balance..........................................  $71,829    $66,688    $71,829    $66,688
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

    Management believes that, in addition to results of operations as reported in accordance with GAAP, another important performance measure is pro-forma results of operations under the assumption that the securitization transactions are financings and that the securitized student loans were not sold. As such, no gain on sale or subsequent servicing and securitization revenue is recognized. Instead, the earnings of the student loans in the trusts and the related financing costs are reflected over the life of the underlying pool of loans. The pro-forma results of operations also exclude the effect of floor income, certain one-time gains and losses on sales of investment securities and student loans, certain integration charges, the non-cash, mark-to-market effects of SFAS 133, and the amortization of goodwill and intangible assets. Management refers to these pro-forma results as "core cash basis" statements of income. Management monitors and reports the periodic "core cash basis" earnings of the Company's managed student loan portfolio and believes that they assist in a better understanding of the Company's student loan business.

    The following table presents the "core cash basis" statements of income and reconciliations to GAAP net income as reflected in the Company's consolidated statements of income.

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           2001       2000       2001       2000
                                                         --------   --------   --------   --------
"CORE CASH BASIS" STATEMENTS OF INCOME:
Student loans..........................................   $1,051     $1,366    $ 3,467    $ 3,574
Advances/Facilities/Investments........................      103        139        389        466
                                                          ------     ------    -------    -------
Total interest income..................................    1,154      1,505      3,856      4,040
Interest expense.......................................     (834)    (1,238)    (2,926)    (3,274)
                                                          ------     ------    -------    -------
Net interest income....................................      320        267        930        766
Less: provision for losses.............................       21         11         59         39
                                                          ------     ------    -------    -------
Net interest income after provision for losses.........      299        256        871        727
                                                          ------     ------    -------    -------
OTHER INCOME:
  Gains on sales of securities.........................       --         --         --          1
  Guarantor servicing fees.............................       75         55        188         55
  Other................................................       56         49        156        106
                                                          ------     ------    -------    -------
Total other income.....................................      131        104        344        162
Total operating expenses...............................      173        161        490        349
                                                          ------     ------    -------    -------
Income before taxes and minority interest in net
  earnings of subsidiary...............................      257        199        725        540
Income taxes...........................................       92         68        256        177
Minority interest in net earnings of subsidiary........        2          3          8          8
                                                          ------     ------    -------    -------
"Core cash basis" net income...........................   $  163     $  128    $   461    $   355
Preferred stock dividends..............................        3          3          9          9
                                                          ------     ------    -------    -------
"Core cash basis" net income attributable to common
  stock................................................   $  160     $  125    $   452    $   346
                                                          ======     ======    =======    =======
"Core cash basis" diluted earnings per share...........   $  .99     $  .77    $  2.72    $  2.13
                                                          ======     ======    =======    =======

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
RECONCILIATION OF GAAP NET INCOME TO "CORE CASH BASIS"
  NET INCOME:
GAAP net income.......................................   $(194)      $ 92      $ 118      $ 366
"Core cash basis" adjustments:
  Net interest income, excluding floor income.........     136        107        456        285
  Floor income........................................     (42)        --       (181)        (3)
  Provision for losses................................      (6)        (6)       (17)       (16)
  Gains on student loan securitizations...............     (27)       (22)       (55)       (91)
  Servicing and securitization revenue................    (119)       (80)      (433)      (211)
  Losses (gains) on sales of securities...............      13         --         80        (43)
  Goodwill amortization...............................      11          6         31          9
  Integration charge..................................      --         53         --         53
  Net impact of SFAS 133..............................     580         --        640         --
                                                         -----       ----      -----      -----
Total "core cash basis" adjustments...................     546         58        521        (17)
Net tax effect (A)....................................    (189)       (22)      (178)         6
                                                         -----       ----      -----      -----
"Core cash basis" net income..........................   $ 163       $128      $ 461      $ 355
                                                         =====       ====      =====      =====

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

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
"Core cash basis" student loan yields...................     6.48%      9.10%      7.25%      8.85%
Consolidation loan rebate fees..........................     (.20)      (.18)      (.19)      (.17)
Offset fees.............................................     (.07)      (.08)      (.08)      (.08)
Borrower benefits.......................................     (.12)      (.10)      (.11)      (.10)
Premium amortization....................................     (.26)      (.27)      (.26)      (.26)
                                                          -------    -------    -------    -------
Student loan income.....................................     5.83       8.47       6.61       8.24
Cost of funds...........................................    (4.04)     (6.80)     (4.83)     (6.51)
                                                          -------    -------    -------    -------
"Core cash basis" student loan spread...................     1.79%      1.67%      1.78%      1.73%
                                                          =======    =======    =======    =======
AVERAGE BALANCES
Student loans...........................................  $71,550    $64,196    $70,157    $57,960
                                                          =======    =======    =======    =======

    The Company generally earns interest at the greater of the borrower's rate or a floating rate determined by reference to the average of the applicable floating rates (91-day Treasury bill, commercial paper or 52-week Treasury bill) in a calendar quarter, plus a fixed spread, which is dependent upon when the loan was originated. In all cases, the rate the borrower pays sets a minimum rate for determining the yield the Company earns on the loan. The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, the commercial paper index, the 52-week Treasury bill or the one-year constant maturity Treasury rate, either directly or through the use of derivative financial instruments, to mimic the interest rate characteristics of the student loans. Such borrowings, however, generally do not have minimum rates. As a result, in certain declining interest rate environments, the portfolio of managed student loans may be earning at the minimum borrower rate while the Company's funding costs (exclusive of funding spreads) will generally decline along with short term interest rates. For loans where the borrower's interest rate is fixed to term, lower interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of a low interest rate environment will only enhance student loan spreads through the next annual reset of the borrower's interest rate, which occurs on July 1 of each year. Due to the decline in Treasury bill and commercial paper rates in the third quarter of 2001, the Company realized
$42 million in Floor Revenue from student loans earning at the minimum borrower rate in the third quarter of 2001 versus no such earnings in the year-ago quarter. These earnings have been excluded from student loan income to calculate the "core cash basis" student loan spread.

    While Floor Revenue is excluded from "core cash basis" results, the amortization of the upfront payments received from Floor Revenue Contracts with fixed borrower rates is included as an addition to student loan income in the "core cash basis" results. For the three and nine months ended September 30, 2001, the amortization of the upfront payments received from the Floor Revenue Contracts with fixed borrower rates was $24 million and $42 million, respectively, versus $0.01 million and $1 million, respectively, for the three and nine months ended September 30, 2000. At September 30, 2001, unamortized payments received from the sale of Floor Revenue Contracts on fixed rate loans totaled $242 million. The $12.7 billion of outstanding fixed borrower rate Floor Revenue Contracts at September 30, 2001 have expiration dates through the year 2008.

    The increase in the "core cash basis" student loan spread for the three and nine months ended September 30, 2001 versus the corresponding year-ago periods is primarily attributable to lower funding costs. The third quarter 2001 "core cash basis" student loan spread also benefited from the Company's sale of long-term floor contracts against its portfolio of fixed borrower-rate student loans.

    For the three months ended September 30, 2001, "core cash basis" net interest income was $320 million versus $267 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, "core cash basis" net interest income was $930 million versus $766 million for the nine months ended September 30, 2000. The increase in the "core cash basis" net interest income earned in the three and nine months ended September 30, 2001 versus the corresponding year-ago periods is primarily attributable to the increase in the average balance of managed loans, and the increase in student loans as a percentage of average earning assets.

"CORE CASH BASIS" OTHER INCOME

    "Core cash basis" other operating income excludes gains on student loan securitizations, servicing and securitization revenue, the effect of SFAS 133, gains on sales of student loans, and certain one-time gains and losses on sales of investment securities. Such income was $131 million for the three months ended September 30, 2001 versus $104 million in the year-ago quarter, and $344 million for the nine months ended September 30, 2001 versus $162 million in the year-ago period. "Core cash basis" other operating income mainly includes guarantor servicing fees, late fees earned on student loans, and fees received from servicing third party portfolios of student loans. The increase in "core cash basis" other operating income for the three and nine months ended
September 30, 2001 versus the year-ago periods is principally due to fee income attributable to the acquisition of USA Group. Guarantor servicing fees, late fees and third party servicing fees contributed $75 million, $12 million and $13 million, respectively, to "core cash basis" other operating income during the three months ended September 30, 2001, and $188 million, $40 million and $42 million, respectively, during the nine months ended September 30, 2001.

FEDERAL AND STATE TAXES

    The Company is subject to federal and state taxes. Its subsidiary, the GSE, however, is exempt from all state, local, and District of Columbia income, franchise, sales and use, personal property and other taxes, except for real property taxes. This tax exemption applies only to the GSE and does not apply to USA Education, Inc. or its other operating subsidiaries that are subject to taxation at the state and local level. As business activity increasingly occurs outside of the GSE, the impact of state and local taxes will increase accordingly. This was the primary reason for the Company's effective tax rate to increase from the statutory rate of 35 percent to 38 percent for the three and nine months ended September 30, 2001.

    The Company maintains a portfolio of tax-advantaged assets principally to support education-related financing activities. That portfolio was primarily responsible for the decrease in the effective federal income tax rate from the statutory rate of 35 percent to 33 percent for the three and nine months ended September 30, 2000. State taxes were immaterial in the three and nine months ended September 30, 2000 as the majority of the Company's business activities were conducted in the GSE during that period.

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

    In the first nine months of 2001, the Company completed three securitization transactions totaling $4.5 billion in student loans and an additional
$392 million through the recycling provisions of certain securitizations. The Company manages the resulting off-balance sheet basis risk with on-balance sheet financing and derivative instruments, which principally consists of basis swaps and Eurodollar futures.

    During the first nine months of 2001, the Company used the net proceeds from student loan securitizations of $5.0 billion, net proceeds from the issuance of debt of $4.0 billion, net proceeds from the issuance of stock and equity forward contracts of $559 million, and repayments and claim payments on student loans of $2.7 billion to purchase student loans of $10.7 billion, and to repurchase
$868 million of the Company's common stock.

    Operating activities provided cash inflows of $487 million in the first nine months of 2001, a decrease of $177 million from the net cash inflows of $664 million in the corresponding year-ago period.

    During the first nine months of 2001, the Company issued $16.3 billion of long-term notes to refund maturing and repurchased obligations. At
September 30, 2001, the Company had $17.7 billion of outstanding long-term debt issues of which $2.2 billion had stated maturities that could be accelerated through call provisions. The Company uses interest rate and foreign currency swaps (collateralized where appropriate), purchases of U.S. Treasury securities and other hedging techniques to reduce its exposure to interest rate and currency fluctuations that arise from its financing activities and to match the variable interest rate characteristics of its earning assets. (See "Interest Rate Risk Management.")

    At September 30, 2001, the GSE was in compliance with its regulatory capital requirements, and had a statutory capital adequacy ratio of 2.51 percent after the effect of the dividends to be paid in the fourth quarter.

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

    In addition to term match funding, $14.1 billion of the Company's asset-backed securities match the interest rate characteristics of the majority of the student loans in the trusts by being indexed to the 91-day Treasury bill. At September 30, 2001, there were approximately $3.2 billion of PLUS student loans outstanding in the trusts, which have interest rates that reset annually based on the final auction of one-year constant maturity Treasury and the 91-day Treasury bill before each July 1. In addition, at September 30, 2001, approximately $18.9 billion of asset-backed securities had been indexed to LIBOR.

In its securitization transactions, the Company retains this basis risk and manages it through its on-balance sheet financing activities. The effect of this basis risk management is included in the following table as the impact of securitized student loans.

    In the table below the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. Loans under the FFELP have unique interest rate characteristics that provide for an interest rate floor in certain interest rate environments. For purposes of the following table, FFELP loans are shown as variable rate assets. The notional amount of interest rate swap contracts is included in the "Off-balance Sheet Financial Instruments" section of the table below. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at September 30, 2001 and is not necessarily reflective of positions that existed throughout the period.

                                                            INTEREST RATE SENSITIVITY
                                       --------------------------------------------------------------------
                                                   3 MONTHS    6 MONTHS
                                       3 MONTHS       TO          TO        1 TO 2      2 TO 5      OVER 5
                                       OR LESS     6 MONTHS     1 YEAR      YEARS       YEARS       YEARS
                                       --------    --------    --------    --------    --------    --------
ASSETS
Student loans........................  $37,323     $   147      $3,174     $    --     $    --     $    --
Warehousing advances.................      955          13          --          --           2          10
Academic facilities financings.......        3           5          58         108         216         370
Cash and investments.................    5,118           9           7           8         270       1,821
Other assets.........................      160         189         570         201         461       2,663
                                       -------     -------      ------     -------     -------     -------
  Total assets.......................   43,559         363       3,809         317         949       4,864
                                       -------     -------      ------     -------     -------     -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings................   27,552         906       3,292          --          --          --
Long-term notes......................    8,801          --          --       7,145       1,191         517
Other liabilities....................       --          --          --          --          --       2,718
Minority interest in subsidiary......       --          --          --          --          --         214
Stockholders' equity.................       --          --          --          --          --       1,525
                                       -------     -------      ------     -------     -------     -------
  Total liabilities and stockholders'
    equity...........................   36,353         906       3,292       7,145       1,191       4,974
                                       -------     -------      ------     -------     -------     -------
OFF-BALANCE SHEET FINANCIAL
  INSTRUMENTS
Interest rate swaps..................   (5,903)        496       2,405       1,810       2,108        (916)
Impact of securitized student
  loans..............................   (3,170)          -       3,170           -           -           -
                                       -------     -------      ------     -------     -------     -------
Total off-balance sheet financial
  instruments........................   (9,073)        496       5,575       1,810       2,108        (916)
                                       -------     -------      ------     -------     -------     -------
Period gap...........................  $(1,867)    $   (47)     $6,092     $(5,018)    $ 1,866     $(1,026)
                                       =======     =======      ======     =======     =======     =======
Cumulative gap.......................  $(1,867)    $(1,914)     $4,178     $  (840)    $ 1,026     $    --
                                       =======     =======      ======     =======     =======     =======
Ratio of interest-sensitive assets to
  interest-sensitive liabilities.....    119.4%       19.2%       98.4%        1.6%       41.0%      425.7%
                                       =======     =======      ======     =======     =======     =======
Ratio of cumulative gap to total
  assets.............................      3.5%        3.6%       (7.8)%       1.6%       (1.9)%        --%
                                       =======     =======      ======     =======     =======     =======

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

AVERAGE TERMS TO MATURITY

    The following table reflects the average terms to maturity for the Company's earning assets and liabilities at September 30, 2001 (in years):

                                                              ON-BALANCE   OFF-BALANCE
                                                                SHEET         SHEET      MANAGED
                                                              ----------   -----------   --------
EARNING ASSETS
Student loans...............................................     7.4           4.1         6.0
Warehousing advances........................................     5.6            --         5.6
Academic facilities financings..............................     6.8            --         6.8
Cash and investments........................................     3.9            --         3.9
                                                                 ---           ---         ---
Total earning assets........................................     6.8           4.1         5.8
                                                                 ---           ---         ---
BORROWINGS
Short-term borrowings.......................................      .4            --          .4
Long-term borrowings........................................     3.5           4.1         3.9
                                                                 ---           ---         ---
Total borrowings............................................     1.5           4.1         2.5
                                                                 ---           ---         ---

    In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 3.9 years. As student loans are securitized, the need for long-term on-balance sheet financing will decrease.

COMMON STOCK

    The Company repurchased 17.6 million shares of common stock during the nine months ended September 30, 2001, through open market purchases and equity forward settlements and issued a net 10.2 million shares as a result of benefit plans. At September 30, 2001, the total common shares that could potentially be acquired over the next three years under outstanding equity forward contracts was 11.5 million, and the Company had a remaining authority to enter into additional share repurchases and equity forward contracts for 3.8 million shares.

    The following table summarizes the Company's common share repurchase and equity forward activity for the three and nine months ended September 30, 2001 and 2000. (All amounts in the tables are common shares in millions.)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
Common shares repurchased:
  Open market.........................................       --        1.5        2.7        1.5
  Equity forwards.....................................      6.6         --       14.9        2.5
                                                         ------     ------     ------     ------
Total shares repurchased..............................      6.6        1.5       17.6        4.0
                                                         ======     ======     ======     ======
Average purchase price per share......................   $38.51     $42.32     $44.27     $42.53
                                                         ======     ======     ======     ======
Equity forward contracts:
  Outstanding at beginning of period..................     13.0       20.6       18.2       21.4
  New contracts.......................................      5.1        3.4        8.2        5.1
  Exercises...........................................     (6.6)      (3.4)     (14.9)      (5.9)
                                                         ------     ------     ------     ------
Outstanding at end of period..........................     11.5       20.6       11.5       20.6
                                                         ======     ======     ======     ======
Board of director authority remaining at end of
  period..............................................      3.8        5.4        3.8        5.4
                                                         ======     ======     ======     ======

    As of September 30, 2001, the expiration dates and range of purchase prices for outstanding equity forward contracts are as follows:

                                                         SEPTEMBER 30, 2001
                                                    -----------------------------
                                                    OUTSTANDING   RANGE OF MARKET
YEAR OF MATURITY                                     CONTRACTS        PRICES
----------------                                    -----------   ---------------
2002..............................................        .5       $43.50-$43.50
2003..............................................       7.2        45.20- 80.97
2004..............................................       3.8        45.62- 81.01
                                                       -----
Total.............................................      11.5
                                                       =====

OTHER RELATED EVENTS AND INFORMATION

OTHER DEVELOPMENTS

LEVERAGED LEASES

    The Company has investments in leveraged leases totaling $294 million, of which $281 million represent general obligations of major U.S. commercial airlines. The airline industry has been in a state of uncertainty since the events of September 11, 2001. All payment obligations remain current and the Company has not been notified of any counterparty's intention to default on any payment obligations. In the event of default, any potential loss would be partially mitigated by recoveries on the sale of the aircraft collateral and elimination of expected tax liabilities reflected in the balance sheet of $257 million. Any potential loss would be increased by incremental tax obligations related to forgiveness of debt obligations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

    (b) Reports on Form 8-K

    The Company filed one Current Report on Form 8-K during the quarter ended September 30, 2001 or thereafter. It was filed on:

    - November 7, 2001 in connection with the issuance of $500,000,000 of the Company's Medium Term Notes due October 25, 2004.

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

Date: November 14, 2001