Form 10-K
period 2001-12-31
USA EDUCATION INC
filed 2002-03-28
CIK 1032033

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBERS 001-13251
                            ------------------------
                              USA EDUCATION, INC.

             (TO BE RENAMED SLM CORPORATION EFFECTIVE MAY 17, 2002)

             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                     52-2013874
    (State of Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)

    11600 SALLIE MAE DRIVE, RESTON,                           20193
               VIRGINIA                                     (Zip Code)
    (Address of Principal Executive
               Offices)

                                 (703) 810-3000
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:
                    Common Stock, par value $.20 per share.

6.97% Cumulative Redeemable Preferred Stock, Series A, par value $.20 per share

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.
                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2002 was approximately $14,190,456,446 (based on closing sale price of $92.75 per share as reported for the New York Stock Exchange--Composite Transactions).

    On that date, there were 155,103,954 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement relating to the registrant's Annual Meeting of Shareholders scheduled to be held May 16, 2002 are incorporated by reference into Part III of this Report.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This Report contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used in this report, the words "anticipate," "believe," "estimate," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in these laws and regulations, which may reduce the volume, average term and costs of yields on student loans under the Federal Family Education Loan Program ("FFELP") or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans; losses from loan defaults; and changes in prepayment rates and credit spreads.

                                    PART I.

ITEM 1. BUSINESS

    We believe that the industry data on the FFELP and the Federal Direct Loan Program (the "FDLP") contained in this report are based on reliable sources and represent the best available information for these purposes, including published and unpublished U.S. Department of Education ("DOE") data and industry publications.

GENERAL

    USA Education, Inc. (to be renamed SLM Corporation effective on May 17,
2002), a Delaware Corporation (the "Company"), is the nation's leading private source of funding, delivery and servicing support for higher education loans for students and their parents. The Company's mission is to make education accessible and affordable for all Americans at all times in their lives. The Company provides a wide range of financial services, processing capabilities and information technology to meet the needs of educational institutions, lenders, students, and guarantee agencies. It was formed in 1997 in connection with the reorganization (the "Reorganization") of the Student Loan Marketing Association, a government-sponsored enterprise (the "GSE") that had been established by an act of Congress in 1972. The Student Loan Marketing Association Reorganization Act of 1996 (the "Privatization Act") required the GSE to propose to shareholders a plan of reorganization under which their share ownership would convert to an equivalent share ownership in a state-chartered holding company that would own all of the stock of the GSE. Under the Privatization Act, the Reorganization was approved by the GSE's shareholders on July 31, 1997 and effected on August 7, 1997. The Privatization Act requires the GSE to transfer its business to the Company and dissolve on or before September 30, 2008. In January 2002, however, the GSE's board of directors announced that it expects to complete the dissolution of the GSE by September 30, 2006. During the period prior to the dissolution of the GSE (the "Wind-Down Period"), the GSE is subject to various limitations on its business and activities. See "Operations During the Wind-Down Period" and "Regulation--The Privatization Act."

    As of December 31, 2001, the Company's managed portfolio of student loans (including loans owned and loans securitized) totaled approximately
$71.7 billion, of which $67.5 billion or 94 percent is federally insured. The Company also had commitments to purchase $21.6 billion of additional student loans as of December 31, 2001. While the Company continues to be the leading purchaser of student loans, its business has expanded since the creation of the GSE in 1972, resulting in a greater emphasis on direct relationships with school customers as well as loan and guarantee originations, account administration and debt collections.

    Primarily a provider of education credit, the Company serves a diverse range of clients, including approximately 6,000 educational and financial institutions and guarantee agencies. The Company serves in excess of 7 million borrowers through its ownership or management of student loans.

    On July 31, 2000, the Company acquired the guarantee servicing, student loan servicing and secondary market operations of USA Group, Inc. ("USA Group"). With this acquisition, the Company broadened its offering of education finance-related services to include servicing and administrative support for guarantee agencies. In addition, the acquisition opened new channels and affiliations for loan volume growth and has further diversified the Company's sources of revenue. Prior to the USA Group acquisition, the Company derived substantially all of its income from interest earnings or "spread income" from its portfolio of student loans.

    To expand and diversify its in-house expertise in the area of student loan delinquency, default prevention and collection services, the Company acquired two collection companies that specialize in education credit. Pioneer Credit Recovery, acquired on January 2, 2002, was the number one student loan collection service for the DOE in 2001. General Revenue Corporation, acquired on January 31, 2002, is the nation's largest university-focused collection agency. These acquisitions are expected to contribute to the growth of fee income beginning in 2002.

    The Company believes that it has achieved its leadership position in the education finance industry due to its focus on customer relationships, a comprehensive set of value-added products and services, superior loan servicing capabilities and a sound financial management strategy. In recognition of the increasingly important role that college and university administrators play in the student loan process, the Company's primary marketing focus is the school financial aid office where its strategy is to deliver simple, flexible and cost-effective products and services to schools and students. This strategy, combined with superior servicing and technology capabilities, has helped the Company build valuable partnerships with schools, lenders, guarantee agencies and others.

INDUSTRY OVERVIEW

HIGHER EDUCATION CREDIT

    The higher education credit marketplace consists of a number of programs that are structured to provide affordable financing to students and their families to fund post-secondary education. The majority of student loans are made to finance post-secondary education under federally sponsored programs, although many students and parents secure additional education credit through private (not federally insured) student loan programs. The primary federally sponsored student loan programs are the FFELP and the FDLP. The largest student loan program, formerly called the Guaranteed Student Loan Program and now known as the FFELP, was created in 1965 to ensure low-cost access by families to a full range of post-secondary educational institutions. In 1972, to encourage further bank participation in the Guaranteed Student Loan Program, Congress established the GSE as a for-profit, stockholder-owned national secondary market for student loans. Under FFELP loan programs, banks and other lenders that satisfy statutory eligibility requirements can originate loans to students at below-market interest rates as a result of the federal government's guarantee and its payment to lenders of market-based adjustments or special allowance payments ("SAP"). The FFELP industry is currently administered through a network of approximately 3,500 lending institutions and approximately 4,000 educational institutions. Thirty-six state-sponsored or non-profit guarantee agencies are responsible for guaranteeing the loans on behalf of the DOE. In addition to the Company, a number of non-profit entities, banks and other financial intermediaries operate as secondary markets for student loans.

    The Higher Education Act of 1965, as amended (the "Higher Education Act"), is reauthorized by Congress approximately every six years. The Higher Education Act was last reauthorized on October 7, 1998 in the form of the Higher Education Amendments of 1998 (the "Reauthorization Legislation"), legislation that lowered both the borrower interest rate on Stafford loans--the primary loan program under the FFELP--and the lender's rate after SAP. The provisions of the FFELP are also subject to revision from time to time by Congress.

    The second largest federally sponsored student loan program and the Company's primary competitor is the FDLP. In 1993, Congress expanded a previously established pilot program into the FDLP, which is administered and marketed to schools by the DOE. Established as an alternative to the private sector-based FFELP, the FDLP accounted for approximately 29 percent of all new federally sponsored student loans issued in the federal fiscal year 2001. Under the FDLP, the federal government lends directly to borrowers and contracts with third parties for loan administration and collection services while financing its lending activity through U.S. Treasury borrowings. Loans offered through the FDLP generally have the same terms as those offered through FFELP.

    Under FFELP, there are four primary lending products that fund access to education. The Company's student loan purchases and originations have primarily involved these loan types. They include:

    - subsidized Stafford loans,

    - unsubsidized Stafford loans,

    - Parental Loans to Undergraduate Students (PLUS) and

    - consolidations loans.

    Payment of principal and interest on FFELP loans are guaranteed (98 percent to 100 percent, depending on loan origination date) against default by the borrower as well as in other circumstances. In addition, the holder of a federal student loan is entitled to receive interest subsidy payments and, in certain cases, SAP from the DOE. (See "Appendix A" for a detailed discussion of the FFELP and FDLP.) A holder of federal student loans also must comply with DOE regulatory requirements in order to benefit from the guarantee.

    Demand for student loans has risen substantially over the last several years. Higher education tuition cost and fee increases continue to exceed the inflation rate. Approximately 58 percent of all full-time college students today depend on some form of borrowing, compared to 48 percent in 1990. In addition, federal legislation enacted in late 1992 expanded loan limits and borrower eligibility. All of these factors contributed to annual federally sponsored student loan volume growing by approximately 66 percent from the 1994 federal fiscal year to the 2001 federal fiscal year. In dollars, the FDLP and FFELP annual student loan origination volume grew from approximately $24 billion as of September 30, 1994 to approximately $39.9 billion as of September 30, 2001. According to DOE projections, demand for student loans will continue to grow. Total FDLP and FFELP student loan origination volume is projected to reach
$70 billion in the 2009 federal fiscal year. The Company believes that lender participation in the FFELP is relatively concentrated, with an estimated
82 percent of loans being originated by the top 50 participants during the federal fiscal year ended September 30, 2001.

    While the FDLP grew at a much higher rate during the first four years of the program (federal fiscal years 1994-1997), the FDLP has lost market share during the past three years. During the federal fiscal year 2001, FFELP student loans represented 71 percent, or $28.3 billion, of the total student loan market. FFELP student loans represented only 66 percent of the total student loan market in the federal fiscal year 1997.

GUARANTOR SERVICES AND STUDENT LOAN COLLECTIONS

    Guarantee agencies are non-profit institutions or state agencies that play a crucial role in the disbursement, guarantee, retention and collection of FFELP loans. Currently, there are thirty-six guarantors that guarantee FFELP loans made by eligible institutions. Student loans originated under the FFELP are insured for 98 percent of loan principal and accrued interest by a designated guarantee agency. Loans originated prior to October 1, 1993 are 100 percent insured. Student loans are also guaranteed as to 100 percent of principal and accrued interest in the event of death, disability or bankruptcy. Guarantee agencies, in turn, are reinsured by the DOE.

    In addition to providing the primary guarantee on FFELP loans, guarantee agencies are charged, under the Higher Education Act, with responsibility for the following:

    - "loan origination"--initial loan and guarantee processing,

    - "account maintenance"--maintaining records on all loans on which it has issued a guarantee,

    - "default aversion"--assisting lenders to prevent default by delinquent borrowers,

    - "collection retention"--post-default loan administration and collections.

    Guarantee agencies receive revenues from statutorily prescribed sources (fees charged to the DOE) plus earnings on investments to fund these activities. See Appendix A--"Guarantee Agencies Under the FFELP."

    The Company has guarantor-servicing contracts with United Student Aid
Funds, Inc. ("USA Funds"), which is the designated guarantor for nine states, and nine other guarantee agencies. Based on all FFELP student loans originated in 2001, the Company's market share for guarantor services was approximately
33 percent. The balance of the market share consisted of guarantors that provide their own guarantor servicing and guarantors that are currently outsourcing with a 40 percent and 27 percent market share, respectively.

    As noted above, guarantee agencies are required to attempt collection on their defaulted accounts. As of December 31, 2001, the Company was performing collections services on approximately $5.0 billion of defaulted student loans on behalf of its guarantor clients (primarily USA Funds) through its collection subsidiary Education Debt Services, Inc ("EDSI").

    Generally, there are three sources of defaulted student loans on which collection services can be provided: guarantee agencies, the DOE and campus-based loan programs. As of December 31, 2001, the total volume of defaulted federal student loans was approximately $30 billion. Approximately
61 percent of these loans are being pursued by guarantee agencies. The balance of the portfolio is held by the DOE, which in turn has contracted with various collection agencies to recover or rehabilitate the loans. Finally, there are a number of campus-based federal loan programs for which the college or university is required to attempt collection on defaulted loans.

PRODUCTS AND SERVICES

    Over the past decade, a number of developments have significantly changed the student loan industry. The developments--primarily, the reduction in the legislated asset yield, the implementation of the FDLP, the concentration of participating lenders, the advent of student loan securitization and the Company's 1997 reorganization--led the Company to reassess its bank-oriented loan purchase strategy. As a result, the Company changed the focus of its marketing efforts to the college campus, specifically the financial aid offices. Management believes that the keys to the success of this campus-centered marketing strategy are:

    - strategic lender partnerships and loan origination,

    - an expanded sales force offering a broad range of products and services,

    - premium loan delivery and technology solutions,

    - customer service solutions, and

    - private credit alternatives.

    As of December 31, 2001, the Company's managed portfolio of federally insured student loans totaled $67.5 billion, including $65.7 billion of FFELP loans (including loans owned and loans securitized) and $1.8 billion of Health Education Assistance Programs loans ("HEAL") guaranteed by the U.S. Department of Health and Human Services.

    STRATEGIC LENDING PARTNERSHIPS AND LOAN ORIGINATION. Through dedicated lender relationships and direct origination, the Company intends to build its preferred channel--loans originated and serviced on the Company's servicing platform that are committed for sale to or owned from inception by the Company. The loans acquired or originated in this fashion are more profitable to the Company as they are acquired at a lower average cost and have a longer average life and lower servicing costs. Loan volume disbursed from the Company's preferred channel totaled $10.1 billion in 2001 and $7.3 billion in 2000, a 38 percent increase year-over-year.

    The Company's preferred channel volume was approximately 79 percent of its total purchase volume in 2001 and 61 percent of its purchase volume in 2000. In 2001 as in 2000, the primary contributors to the Company's preferred channel volume were its joint venture with Chase Manhattan Bank and its strategic alliance with Bank One. During the federal fiscal year ending September 30, 2001, Chase and Bank One were the first and second largest originators, respectively, of federally insured student loans.

    The Company entered into its joint venture with Chase Manhattan Bank (the "Joint Venture") in 1994 and restructured it in 1998 such that the Company now purchases all loans originated by Chase. The Company is currently in the process of negotiating an extension of the restructured Joint Venture. If the Company and Chase are unable to agree on an extension, the Joint Venture will revert to its pre-1998 structure in which the Company would only hold a 50 percent participation interest in the loans originated by Chase.

    On December 31, 1999, USA Group entered into an agreement to establish a strategic alliance with Bank One, one of the nation's largest education loan originators. This alliance was transferred to the Company as part of the Company's acquisition of USA Group's business operations. Under this alliance, Education One Group, Inc., which is now a wholly owned subsidiary of the Company, is the sole, limited purpose agent of Bank One operating exclusively to market and originate Bank One's education loans. Under the Company's renewable, multi-year agreement, which strengthened and expanded its then existing arrangement with Bank One, the Company's affiliates will service and purchase a significant share of Bank One's annual new loan volume.

    In 1998, the Company began to originate a nominal amount of FFELP and private loans through its wholly owned subsidiaries, SLM Education Loan Corp and SLM Financial. In order to accelerate its loan origination efforts, the Company completed two strategic acquisitions: Nellie Mae in 1999 and Student Loan Funding Resources Inc. ("SLFR") in 2000. In 2001, the Company originated
$1.6 billion in student loan volume through its own brands.

    The Company also purchases student loans through other (non-preferred channel) purchase commitment contracts. Reflecting its efforts to drive volume to the preferred channel, the Company's non-preferred channel purchases declined during 2001 to $1.0 billion compared to $1.4 billion in 2000. The Company enters into commitment contracts with lenders to purchase loans up to a specified aggregate principal amount over the term of the contract, which is generally three years. Under all commitment contracts (including preferred channel commitments), lenders have the right, and in most cases the obligation, to sell to the Company the loans they own over a specified period of time at a purchase price that is based on certain loan characteristics.

    The Company supplements its commitment purchases with spot market purchases. In a spot market purchase, the Company competes with other market participants to purchase a portfolio of eligible loans from a selling holder. Excluding business acquisitions, the Company made approximately 5 percent and 8 percent of its purchases of educational loans through spot purchases in 2001 and 2000, respectively. In general, spot market purchase volume is more costly than volume purchased under commitment contracts.

    EXPANDING SALES FORCE. Beginning in 1997 and in conjunction with its joint venture with Chase Manhattan Bank ("Chase"), the Company began to focus on its campus-based strategy which required an expanded sales force and solid relationships with its primary lenders. By the end of 2001, the Company's sales forces totaled in excess of 200 individuals representing brands such as Chase, Bank One, Sallie Mae, Nellie Mae, SLFR and SLM Financial. Management believes this sales coverage, together with the service level and product set provided by the Company, will maximize the potential that the Company or one of its brands will be placed on a college or university's preferred lender list.

    PREMIUM LOAN DELIVERY SYSTEMS AND TECHNOLOGY. In concert with its focus to drive volume to its preferred channel through the financial aid office, the Company launched Laureate, its Internet-based student loan delivery system, for the 1999-2000 academic year. In addition, with the acquisition of the business operations of USA Group, the Company now offers NetWizard, an alternative Internet-based student loan delivery system. These systems provide real-time data linkage among schools, borrowers, lenders and guarantors. With the addition of electronic signatures for applications and promissory notes via the Web, the Company has delivered a fully paperless application process for student loans.

    In conjunction with commitment contracts, the Company frequently provides selling institutions with loan origination and interim servicing support in the form of ExportSS-Registered Trademark- through one of the Company's loan servicing centers. The Company also offers selling institutions operational support in the form of PortSS-Registered Trademark-, an automated loan administration system for the lender's use at its own offices before loan sale. Through TransportSS(SM), the Company also offers commitment clients the ability to originate loans and then transfer them to the Company for servicing. PortSS, ExportSS and TransportSS provide the Company and the lender assurance that the Company will efficiently administer loans and that borrowers will have access to the Company's repayment options and benefits. In 2001 and 2000, 93 percent and 87 percent, respectively, of the Company's preferred channel purchase commitment volume came from users of ExportSS, PortSS, and TransportSS. While USA Group did not offer a similar set of products and services, it sought to foster efficient loan administration through arrangements with "alliance lenders," who generally are entitled to the full complement of USA Group's products and services. See "Strategic Lending Partnerships and Loan Originations."

    CUSTOMER SERVICE SOLUTIONS. The Company has developed several customer service solutions for financial aid officers including College Answer and Parent Answer. These services direct borrower and parent inquiries to Sallie Mae call center representatives and relieve the financial aid officer of most of the questions regarding loan processing. In addition, these services simplify and accelerate the loan application and loan delivery process and, in the case of a PLUS loan, credit approval. College Answer is the Company's most customized service and offers front-end and back-end assistance, including general information, financial aid counseling and award letter tracking. Parent Answer offers assistance to parents applying for a PLUS loan with prompt pre-approval services by Internet, telephone or fax. In addition, the Company has introduced PLUS Success to offer credit counseling and to help parents who are not initially credit eligible become PLUS eligible. More than 1,300 colleges participated in Parent Answer services during 2001 and Sallie Mae's PLUS volume exceeded $1.2 billion, a 43 percent increase over 2000.

    PRIVATE CREDIT SOLUTIONS. To meet the full range of needs of financial aid directors and students, the Company offers a wide complement of funding alternatives to fill the gap between the price of admission and federal financial aid. In the spring of 1996, the Company introduced the Signature Education(SM) Loan Program. Signature Student(SM) Loans are available to students at most four-year colleges and universities to supplement their federal loans. Non-creditworthy students are required to have a co-borrower. Students may borrow as much as the costs of attendance minus other financial aid they are eligible to receive. Signature loans are insured by the Company through its HEMAR Insurance Corporation of America (HICA) subsidiary. Under agreements with the Company, lenders originated approximately $880 million in Signature private loans in 2001. The majority of this volume represents loans made to borrowers with creditworthy co-borrowers. The Company also purchases loans originated under various other HICA-insured loan programs, including the loan affinity programs MEDLOANS(SM), LAWLOANS(SM), and MBA LOANS(SM). These three loan programs accounted for $200 million in private loans during 2001. The Company also originates private credit loans on campus through the Nellie Mae, Student Loan Funding and Bank One brands. In 2001, the Company originated $76 million, $2 million and $28 million, respectively, through these brands. Unlike loans made under the FFELP, the Company directly, or through HICA, bears the credit risk associated with its private credit loan portfolio.

    Beginning in 1999, SLM Financial, a wholly owned subsidiary of the Company, substantially expanded the Company's private credit product line, focusing on career training and lifelong learning. With the creation of SLM Financial, the Company began offering the Career Training Loan(SM) through partnerships with higher education associations, colleges and universities, technical and trade schools and other adult learning centers. This loan, which is made by lender partners, is available to borrowers enrolled in career training courses or a distance learning school; attending a two-year or four-year proprietary school; or attending a four-year college less than half-time. In addition, the Company made available its K-12 Family Education Loan(SM) to parents and other family members of children attending private K-12 schools. Under this loan program, families can borrow up to the entire cost of education including additional money for education-related expenses such as the purchase of a computer or musical instrument. SLM Financial also offers mortgages, home equity and other secured and unsecured consumer loans. All SLM Financial loans are underwritten and priced based upon standardized consumer credit scoring criteria. During 2001, SLM Financial originated $791 million in loans of which 61 percent was education related.

    BORROWER BENEFITS AND REPAYMENT OPTIONS. To satisfy customer preferences and compete more effectively in the student loan marketplace, the Company has developed a comprehensive set of loan programs and services for borrowers, including numerous loan restructuring and repayment options and programs that encourage and reward good repayment habits. The Company also provides counseling and information programs, including a Web site, that help borrowers and reinforce relationships with college and university customers and lender partners.

    Under the Company's Great Rewards-Registered Trademark- Program, Stafford loan FFELP borrowers who make their first 48 scheduled monthly payments on time receive a two percentage-point interest rate reduction for the remaining term of the loan.

    The Company introduced Sallie Mae Cash Back-SM- for the 2002-2003 academic year. Under this program, borrowers who secure a Stafford loan with a Sallie Mae lender partner can get cash back equal to 3.3 percent of the original loan amount. To qualify for this benefit, a borrower must enroll in the Company's Internet Self-Service-SM-, agree to receive account information at a valid e-mail address and make the loan's initial 33 scheduled payments on time. Sallie Mae Cash Back replaces the Company's Great Rewards Program and Direct Repay Plan for new Stafford loan borrowers for the 2002-2003 academic year. The Company also provides financial aid administrators at colleges and universities with innovative products and services that simplify the lending process, including electronic funds transfer services and loan information and management software that enables college application data to be transferred electronically between program participants.

    The Company's Direct Repay Plan allows FFELP borrowers to authorize the automatic withdrawal of funds from their checking or savings account to cover monthly education loan payments. Borrowers can receive a one-quarter percentage-point interest rate reduction on eligible loans as long as they make on-time payments through the plan.

    The Company's Flex Repay Account allows students to extend loan repayment to make their payments more affordable while minimizing total loan costs in comparison to loan consolidation. In addition, the Company offers graduated, income-sensitive and extended repayment options.

    The Company also offers eligible borrowers a program for consolidation of eligible insured loans into a single new insured loan with a term of 10 to 30 years. As of December 31, 2001, the Company owned approximately
$14.0 billion of such consolidation loans, known as SMART
LOAN-Registered Trademark- Accounts.

    During the fourth quarter of 2001, a combination of low rates, the 80 basis point advantage on direct loan consolidations and aggressive marketing by certain FFELP competitors whose primary business is marketing student loan consolidations for other lenders all resulted in a significant increase in the level of student loans consolidated away from the Company's managed portfolio. On a net basis, approximately $1.3 billion of student loans were consolidated away from the Company in 2001 compared to $406 million in 2000. If interest rates remain at or near current levels on July 1, 2002 (the date on which the interest rates for annually adjusted variable rate student loans are reset), management expects significant levels of consolidation activity to continue. Management, however, also expects to see net consolidation activity level off or decline throughout 2002 as fewer loans will be eligible for consolidation, the Company continues to increase the marketing of its own consolidation loans and the FDLP's 80 basis point interest rate advantage expired for applications submitted after September 30, 2001.

LOAN SERVICING

    Through Sallie Mae Servicing L.P., a wholly owned Delaware limited partnership, the Company is now the nation's largest servicer of FFELP loans. Management believes that the Company is recognized as the premier service quality and technology provider in the student loan industry. Management also believes that the Company's processing capability and service excellence are integral to its school-based growth strategy. As of December 31, 2001, the Company serviced approximately $73.4 billion of FFELP loans, including approximately $28.2 billion of loans owned by the GSE and its affiliates, $30.5 billion owned by 32 securitization trusts sponsored by the GSE or its subsidiaries and $14.7 billion of loans owned by other parties. As of December 31, 2001, the Company also serviced approximately $6.0 billion in non-FFELP loans including approximately $1.8 billion in HEAL loans and $4.2 billion in private loans.

    The Company currently has four loan servicing centers, located in Florida, Indiana, Pennsylvania and Texas. This geographic coverage, together with total systems integration among centers, facilitates operations and customer service.

    The DOE and the various guarantee agencies prescribe rules and regulations that govern the servicing of federally insured student loans. The Company's origination and servicing systems, internal procedures and highly trained staff support compliance with these regulations, and are designed to promote asset integrity and provide superior service to borrowers. The Company must comply with DOE and guarantee agency regulations in order to benefit from the guarantee on its FFELP student loans.

GUARANTOR SERVICING

    As a result of its acquisition of the business operations of USA Group, the Company now provides a full complement of administrative support for loan guarantors, ranging from loan origination and account maintenance to default prevention and post-default collections. The Company provides administrative support to USA Funds, the nation's largest guarantor of education loans and the designated guarantor in Arizona, Hawaii and the Pacific Islands, Indiana, Kansas, Maryland, Mississippi, Nevada and Wyoming. In addition, the Company has guarantor-servicing contracts with guarantors serving nine other states.

    During 2001, the Company processed $7.4 billion and $2.4 billion in education loans for USA Funds and the Company's other guarantor servicing customers, respectively. All of these customers use the Company's EAGLE-TM-guarantee system that tracks FFELP loan origination and guarantee activities that the Company administers on behalf of its customers.

    The Company has two primary contracts with USA Funds: a guarantee services agreement under which the Company provides comprehensive outsourcing of guarantee operations functions including, among other things, guarantee processing, portfolio management, loan disbursement services, claim review and debt collections; and a default aversion agreement under which the Company provides all default aversion activities required under the FFELP as well as certain mutually agreed upon special default reduction activities. The contracts run through 2004 and are automatically extended thereafter on an annual basis unless terminated by either party.

    With the acquisition of Pioneer Credit Recovery and General Revenue Corporation ("GRC"), the Company intends to further increase its penetration of the guarantor, government and school markets. Its strategy is to build a fully diversified delinquency, default and collection services operation that serves the entire spectrum of collections, including guarantors (FFELP loans), the DOE (FFELP and FDLP), and campus-based programs (Perkins and private). Guarantor-based loans are collected by EDSI and GRC and a variety of outside collection agencies. Pioneer Credit Recovery is currently the top-ranked student loan collections service for the DOE's collections contract while General Revenue Corporation is the nation's largest university-focused collection agency, serving over 700 higher education institutions.

FINANCING/SECURITIZATION

    The Company obtains funds for its operations primarily from the sale of GSE debt securities, student loan asset-backed securities and debt securities issued by the Company in the domestic and overseas capital markets. The debt and asset-backed securities are sold through public offerings and private placements of U.S. dollar denominated and foreign currency denominated debt of varying maturities and interest rate characteristics. The Company uses interest rate and currency exchange agreements (collateralized where appropriate), U.S. Treasury securities, interest rate futures contracts and other hedging techniques to reduce its exposure to interest rate and currency fluctuations arising out of its financing activities and to match the characteristics of its assets and liabilities.

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

    Since late 1995, the Company has been diversifying its funding sources, independent of its GSE borrower status. Part of this diversification is accomplished through securitizing its student loan assets. Securitization is an off-balance sheet funding mechanism that the Company effects through the sale of portfolios of student loans by the GSE to SLM Funding Corporation, a bankruptcy-remote, special-purpose, wholly owned subsidiary of the GSE. SLM Funding Corporation, in turn sells the student loans to an independent owner trust that issues securities to fund the purchase of the student loans. The securitization trusts typically issue several classes of debt securities rated at the highest investment grade level. The GSE has not guaranteed such debt securities and has no obligation to ensure their repayment. As a result, neither the assets nor the associated debt are included in the Company's financial statements. Because the securities issued by the trusts through securitization are not GSE securities, the Company has been and in the future expects to be able to fund its student loans to term through securitization, even for those assets with final maturities that extend beyond the Wind-Down Period. The DOE has concurred with the Company's position that a 30 basis point per annum offset fee imposed on loans held by the GSE does not apply to securitized loans. The Company anticipates that securitization will remain a primary student loan funding mechanism for the Company when it begins to conduct student loan purchase activity through a non-GSE subsidiary.

    In addition to the foregoing, the Company obtains funding on an unsecured basis through a commercial paper program and a medium term note program. In the fourth quarter of 1999, the Company established a $1 billion commercial paper program. This program is supported by a $600 million 364-day revolving credit agreement, which the Company renewed in the fourth quarter of 2001, and a $400 million five-year revolving credit agreement. Prior to the establishment of this commercial paper program, the Company secured credit ratings of A1, P1 and F1+ on its short term debt and A, A3 and A+ on its long term debt from S&P, Moody's and Fitch IBCA, Inc., respectively. In addition, the Company issued a total of $1.5 billion of senior notes, beginning in the fourth quarter of 2000 and continuing issuances of its senior notes through 2001.

    In the fourth quarter of 2001, the Company established its medium term note program. On October 31, 2001, the Company entered into a distribution agreement with various underwriters under which the Company may issue, from time to time, up to $3 billion of its notes with maturities between nine months and 30 years. Through December 31, 2001, the Company has issued $625 million of medium term notes and an additional $715 million of such notes in the first quarter of 2002.

OPERATIONS DURING THE WIND-DOWN PERIOD

    Privatization enables the Company to commence new business activities without regard to restrictions in the GSE's charter. During the Wind-Down Period, the GSE generally is prohibited from conducting new business except in connection with student loan purchases through September 30, 2007 or with other outstanding contractual commitments, and from issuing new debt obligations that mature beyond September 30, 2008. As described earlier, however, the Company intends to wind down the GSE by 2006. Accordingly, the GSE intends to cease its student loan purchases by such time and does not intend to issue any new debt obligations that mature beyond September 30, 2006. The GSE has transferred personnel and certain assets to the Company or other non-GSE affiliates. Although student loans, warehousing advances and other program-related or financial assets (such as portfolio investments, letters of credit, swap agreements and forward purchase commitments) have not been transferred to date, the Company expects to begin transferring certain financial assets beginning in 2002 and throughout the Wind-Down Period. Neither the Company nor any of its non-GSE affiliates may make secondary market purchases of FFELP loans for so long as the GSE is actively acquiring insured student loans. During the Wind-Down Period, GSE operations will be managed under arm's-length service agreements between the GSE and one or more of its non-GSE affiliates. The Privatization Act also provides certain restrictions on intercompany relations between the GSE and its affiliates during the Wind-Down Period.

COMPETITION

    The Company's largest competitor is the Federal Direct Loan Program. Based on DOE reports, the Company estimates that total student loan originations for the federal fiscal years 2001 and 2000 were $39.9 billion and $37.5 billion, respectively, of which FDLP originations represented approximately 29 percent and 32 percent, respectively. The DOE projects that FDLP originations will represent approximately 30 percent of total student loan originations in the 2002 federal fiscal year.

    The Company also faces competition on a national basis from several large commercial banks and non-profit secondary market agencies and on a state or local basis from smaller banks and state-based secondary markets. The availability of securitization for student loan assets also fostered competition from new and established market participants. Management believes that the Company's market share in the FFELP industry has been a function of school and student desire for borrower benefits and superior customer service as more fully described above. See "PRODUCTS AND SERVICES--Strategic Lending Partnerships and Loan Origination."

    The DOE offers FFELP borrowers the opportunity to refinance or consolidate their FFELP loans into FDLP loans if the borrowers also have a FDLP loan or upon certification that the holder of their FFELP loans does not offer an income-sensitive payment plan acceptable to the borrower. During 2001 and 2000, approximately $1.3 billion and $519 million, respectively, of the Company's FFELP loans were consolidated into the FDLP. In early 1995, the Company began offering an income-sensitive payment plan. The FDLP, however, also provides an income-contingent option not available under the FFELP program that may be more attractive to certain borrowers. Under this repayment option, the government will ultimately forgive student loan debt after 25 years.

REGULATION

    As a government-sponsored enterprise, the GSE is organized under federal law and its government charter restricts its operations. Although privatization permits the Company's private activities to expand through non-GSE subsidiaries, the GSE's operations continue to be subject to broad federal regulation during the Wind-Down Period.

THE PRIVATIZATION ACT

    The Privatization Act established the basic framework for the Reorganization and imposes certain restrictions on the operations of the Company and its subsidiaries during the Wind-Down Period. The Privatization Act amends the GSE's charter to require certain enhanced regulatory oversight of the GSE to ensure its financial safety and soundness. See "GSE Regulation."

    REORGANIZATION. The Privatization Act required the GSE to propose to shareholders a plan of reorganization under which their share ownership in the GSE would be automatically converted to an equivalent share ownership in a state-chartered holding company that would own all of the common stock of the GSE. On July 31, 1997, the GSE's shareholders approved the Reorganization in fulfillment of this provision. The Privatization Act requires that the GSE be liquidated on or before September 30, 2008, upon which time its federal charter will be rescinded. As described earlier, however, the GSE's board of directors expects to wind down the GSE by 2006. During the Wind-Down Period, the Company will remain a passive entity that supports the operations of the GSE and its other non-GSE subsidiaries, and any new business activities will be conducted through such subsidiaries.

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

    In certain circumstances, the GSE will continue to serve as a lender of last resort and will provide secondary market support for the FFELP upon the request of the Secretary of Education. If and to the extent that the GSE performs such functions, however, it will not be required to pay a statutorily imposed 30 basis point offset fee on such loans. The GSE may transfer assets and declare dividends, from time to time, if it maintains a minimum capital ratio of at least 2.25 percent. In the event that the GSE does not maintain the required minimum capital ratio, the Company is required to supplement the GSE's capital to achieve such minimum capital ratio. In addition, in connection with any dividend declarations, the GSE will supplement the statutory minimum capital ratio with a risk-based capital measurement formula that is based on discussions with the U.S. Department of Treasury's Office of Sallie Mae Oversight.

    The GSE's debt obligations, including debt obligations that were outstanding at the time of the Reorganization, continue to be outstanding obligations of the GSE and will not be transferred to any other entity (except in connection with the defeasance trust described below). See "GSE Dissolution After Reorganization." The Privatization Act provides that the Reorganization does not modify the attributes accorded to the debt obligations of the GSE by the GSE's charter. During the Wind-Down Period, the GSE can continue to issue debt in the government agency market to finance student loans and other permissible asset purchases. The maturity date of such issuances, however, may not extend beyond September 30, 2008, the GSE's final dissolution date. This restriction does not apply to debt issued to finance any lender of last resort or secondary market purchase activity requested by the Secretary of Education. The Privatization Act is clear that the Reorganization (and the subsequent transfer of any remaining GSE debt to the defeasance trust described below) will not modify the legal status of any GSE debt obligations, whether such obligations existed at the time of Reorganization or are subsequently issued.

    OVERSIGHT AUTHORITY. During the Wind-Down Period, the Secretary of the Treasury has extended oversight authority to monitor the activities of the GSE and, in certain cases, the Company and its non-GSE subsidiaries to the extent that the activities of such entities are reasonably likely to have a material impact on the financial condition of the GSE. The U.S. Department of the Treasury has established the Office of Sallie Mae Oversight to perform these functions. During this period, the Secretary of the Treasury may require that the GSE submit periodic reports regarding any potentially material financial risk of its affiliates and its procedures for monitoring and controlling such risk. The Company is expressly prohibited from transferring ownership of the GSE or causing the GSE to file bankruptcy without the approval of the Secretary of the Treasury and the Secretary of Education. The Secretary of Education and the Secretary of the Treasury have express authority to request that the Attorney General bring an action, or may bring an action under the direction and control of the Attorney General, in the United States District Court for the District of Columbia, for the enforcement of any provision of the GSE's safety and soundness requirements or the requirements of the Privatization Act in general.

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

    The Company and its non-GSE subsidiaries generally may not begin to make secondary market purchases of FFELP student loans for so long as the GSE is actively acquiring insured student loans. Subject to the foregoing, the Company may elect, at any time, to transfer new student loan purchase activity from the GSE to one of its non-GSE subsidiaries. In addition, the Company is permitted to and, in the third quarter of 1998, began to originate FFELP loans. Under the Higher Education Act, loans acquired after August 10, 1993 and held by the GSE are subject to a 30 basis point per annum offset fee. The offset fee does not apply to securitized loans or to loans held or securitized by the Company or its non-GSE subsidiaries.

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

    In exchange for the payment of $5 million to the District of Columbia Financial Responsibility and Management Assistance Authority (the "Control Board"), the Company and its other subsidiaries may continue to use the name "Sallie Mae," but not the name "Student Loan Marketing Association," as part of their legal names or as a trademark or service mark. Interim disclosure requirements in connection with securities offerings and promotional materials are required to avoid marketplace confusion regarding the separateness of the GSE and its affiliated entities. During the Wind-Down Period, the "Sallie Mae" name may not be used by any Company unit that issues debt obligations or other securities to any person or entity other than the Company or its subsidiaries. In addition, the Company issued certain warrants to purchase the Company's Common Stock (the "Warrants") to the

Control Board in August 1997. These provisions of the Privatization Act were part of the terms negotiated with the Administration and Congress in conjunction with the GSE's privatization.

    GSE DISSOLUTION AFTER REORGANIZATION. The Privatization Act provides that the GSE will liquidate and dissolve on September 30, 2008, unless an earlier dissolution is requested by the GSE and the Secretary of Education makes no finding that the GSE continues to be needed as a lender of last resort under the GSE charter or to purchase loans under certain agreements with the Secretary of Education. As described earlier, the GSE's board of directors announced in January 2002 that it expects to complete the dissolution of the GSE by 2006. In connection with such dissolution, the GSE must transfer any remaining GSE obligations into a defeasance trust for the benefit of the holders of such obligations, along with cash or full faith and credit obligations of the United States, or an agency thereof, in amounts sufficient, as determined by the Secretary of the Treasury, to pay the principal and interest on the deposited obligations. As of December 31, 2001, the GSE had $1.6 billion in current carrying value of debt obligations outstanding with maturities after September 30, 2006. If the GSE has insufficient assets to fund fully such GSE debt obligations outstanding at the time of dissolution, the Company must transfer sufficient assets to the trust to account for this shortfall. Upon dissolution, the GSE charter will terminate, and any assets that the GSE continues to hold after establishment of the trust or that remain in the trust after full payment of the remaining obligations of the GSE assumed by the trust will be transferred to the Company or its affiliates, as determined by the Company's Board of Directors.

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

OTHER REGULATION

    Under the Higher Education Act, the GSE is an "eligible lender" for purposes only of purchasing and holding loans made by other lenders and making consolidation and lender of last resort loans. Like other participants in insured student loan programs, the Company is subject, from time to time, to a review of its student loan operations by the General Accounting Office, the DOE and certain guarantee agencies. The laws relating to insured student loan programs are subject to revision from time to time and changes to such laws are beyond the Company's control. In addition, Sallie Mae Servicing, as a servicer of student loans, is subject to certain DOE regulations regarding financial responsibility and administrative capability that govern all third party servicers of insured student loans. Failure to satisfy such standards may result in the loss of the government guarantee of FFELP loans. Also, in connection with its guarantor servicing operations, the Company must comply with, on behalf of its guarantor servicing customers, certain DOE regulations that govern guarantor activities as well as agreements for reimbursement between the Secretary of Education and the Company's guarantor servicing customers. Failure to comply with these regulations or the provisions of these agreements may result in the termination of the Secretary of Education's reimbursement obligation. The Company's private credit business is subject to federal and state consumer lending laws and its collections business is regulated by federal and state debt collection laws. HICA, a South Dakota stock insurance company, is subject to the ongoing regulatory authority of the South Dakota Division of Insurance and that of comparable governmental agencies in six other states.

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

ITEM 2. PROPERTIES

    The following table lists the principal facilities owned by the Company:

                                                                  APPROXIMATE
LOCATION                                    FUNCTION              SQUARE FEET
--------                         -------------------------------  -----------
Reston, VA.....................  Operations/Headquarters            395,000
Fishers, IN....................  Loan Servicing Data Center         450,000
Wilkes Barre, PA...............  Loan Servicing Center              135,000
Killeen, TX....................  Loan Servicing Center              133,000
Lynn Haven, FL.................  Loan Servicing Center              133,000
Castleton, IN..................  Loan Servicing Center              100,000

    The Company leases approximately 71,000 square feet for its collections center in Summerlin, Nevada and 65,000 square feet of space for its inbound/outbound call center in Chandler, Arizona. Effective January 2002, the Company leases approximately 79,864 square feet of office space in Cincinnati, Ohio for the headquarters and collections center for General Revenue Corporation. With the exception of the Pennsylvania loan servicing center, none of the Company's facilities is encumbered by a mortgage. The Company believes that its headquarters and loan servicing centers are generally adequate to meet its long-term student loan and new business goals. The Company's principal office is located in owned space at 11600 Sallie Mae Drive, Reston, Virginia, 20193.

    As of December 31, 2001, the Company employed 6,011 employees nationwide.

ITEM 3. LEGAL PROCEEDINGS.

    The Company, together with a number of other FFELP industry participants, filed a lawsuit challenging the Department of Education's interpretation of and non-compliance with provisions in the Higher Education Act governing origination fees and repayment incentives on loans made under the FDLP, as well as interest rates for Direct Consolidation Loans. The lawsuit, which was filed November 3, 2000 in the United States District Court for the District of Columbia, alleges that the Department's interpretations of and non-compliance with these statutory provisions are contrary to the statute's unambiguous text, and are arbitrary, capricious, an abuse of discretion, or otherwise not in accordance with law, and violate both the HEA and the Administrative Procedure Act. The Company and the other plaintiffs and the Department of Education have filed cross-motions for summary judgment.

    On January 25, 2002, the Student Loan Marketing Association (the "GSE") was served with a putative class action complaint brought by three Wisconsin residents. The plaintiffs seek to bring the complaint on behalf of a nationwide class of borrowers who allegedly paid undisclosed improper and excessive late fees over the past three years. In addition, plaintiffs allege that the GSE charged excessive interest by capitalizing interest on a quarterly basis in violation of the terms of the promissory notes. The plaintiffs seek damages of $1,500 per violation plus punitive damages and allege that the class consists of two million borrowers. The Company has moved to dismiss the complaint and believes that the plaintiffs' claims are preempted by federal law.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    Nothing to report.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed and traded on the New York Stock Exchange under the symbol SLM. The number of holders of record of the Company's Common Stock as of March 18, 2002 was approximately 554. The following table sets forth the high and low sales prices for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

    COMMON STOCK PRICES

                                                 1ST              2ND              3RD              4TH
                                               QUARTER          QUARTER          QUARTER          QUARTER
                                               --------         --------         --------         --------
2000                            High             43.88            38.69            48.94           68.25
                                 Low             28.50            27.81            36.88           44.88
2001                            High             76.05            74.80            83.55           87.40
                                 Low             58.13            65.25            73.98           81.25

    The Company paid regular quarterly dividends of $.16 per share on the Common Stock for the first three quarters of 2000, $.175 for the fourth quarter of 2000 and the first three quarters of 2001 and $.20 for the fourth quarter of 2001 and the first quarter of 2002.

ITEM 6. SELECTED FINANCIAL DATA

                       SELECTED FINANCIAL DATA 1997-2001
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

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

                                                   2001       2000       1999       1998       1997
                                                 --------   --------   --------   --------   --------
OPERATING DATA:
Net interest income............................  $   873    $   642    $   694    $   651    $   781
Net income.....................................      384        465        501        501        508
Basic earnings per common share................     2.34       2.84       3.11       2.99       2.80
Diluted earnings per common share..............     2.28       2.76       3.06       2.95       2.78
Dividends per common share.....................      .73        .66        .61        .57        .52
Return on common stockholders' equity..........       30%        49%        78%        81%        65%
Net interest margin............................     1.82       1.52       1.85       1.93       1.80
Return on assets...............................      .78       1.06       1.28       1.41       1.12
Dividend payout ratio..........................       32         24         20         19         19
Average equity/average assets..................     2.66       2.34       1.59       1.65       1.64
BALANCE SHEET DATA:
Student loans..................................  $41,001    $37,647    $33,809    $28,283    $29,443
Total assets...................................   52,874     48,792     44,025     37,210     39,832
Total borrowings...............................   48,350     45,375     41,988     35,399     37,717
Stockholders' equity...........................    1,672      1,415        841        654        675
Book value per common share....................     9.69       7.62       4.29       3.98       3.89
OTHER DATA:
Securitized student loans outstanding..........  $30,725    $29,868    $19,467    $18,059    $14,262

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       YEARS ENDED DECEMBER 31, 1999-2001
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

OVERVIEW

    ON AUGUST 7, 1997, IN ACCORDANCE WITH THE STUDENT LOAN MARKETING ASSOCIATION REORGANIZATION ACT OF 1996 (THE "PRIVATIZATION ACT") AND APPROVAL BY SHAREHOLDERS OF AN AGREEMENT AND PLAN OF REORGANIZATION, THE STUDENT LOAN MARKETING ASSOCIATION (THE "GSE") WAS REORGANIZED INTO A SUBSIDIARY OF USA EDUCATION, INC. (THE "REORGANIZATION"). USA EDUCATION, INC. IS A HOLDING COMPANY THAT OPERATES THROUGH A NUMBER OF SUBSIDIARIES INCLUDING THE GSE. REFERENCES HEREIN TO THE "COMPANY" REFER TO THE GSE AND ITS SUBSIDIARIES FOR PERIODS PRIOR TO THE REORGANIZATION AND TO USA EDUCATION, INC. AND ITS SUBSIDIARIES FOR PERIODS AFTER THE REORGANIZATION. USA EDUCATION, INC. WILL BE RENAMED SLM CORPORATION EFFECTIVE MAY 17, 2002.

    The Company is the largest private source of funding, delivery and servicing support for education loans in the United States primarily through its participation in the Federal Family Education Loan Program ("FFELP"), formerly the Guaranteed Student Loan Program. The Company's products and services include student loan purchases and commitments to purchase student loans, student loan servicing and collections, as well as operational support to originators of student loans and to post-secondary education institutions, guarantors and other education-related financial services. The Company also originates, purchases, holds and services non-federally insured private loans.

    The following Management's Discussion and Analysis contains forward-looking statements and information that are based on management's current expectations as of the date of this document. Discussions that utilize the words "intend," "anticipate," "believe," "estimate" and "expect" and similar expressions, as they relate to the Company's management, are intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Such factors include, among others, changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in such laws and regulations, which may reduce the volume, average term and costs of yields on student loans under the FFELP or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing and consumer lending or in financing preferences of lenders, educational institutions, students and their families; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans; losses from default; and changes in prepayment rates and credit spreads.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the "Notes to the Consolidated Financial Statements" includes a summary of the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements.

    On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most "critical" -- that is, they are most important to the portrayal of the Company's financial condition and results and they require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies include: securitization accounting, provision for loan losses, sales of floor revenue contracts and derivative accounting.

    SECURITIZATION ACCOUNTING. The Company regularly engages in securitization transactions as part of its financing strategy. When the Company sells student loans to a securitization trust, it retains any excess residual cash flows ("residual interest"), servicing rights, and in some cases, a cash reserve account, all of which are retained interests in the securitized receivables. Gains and losses from securitizations are recognized in the Consolidated Statements of Income when the Company transfers the financial assets in accordance with Statement of Financial Accounting Standards No. 140
("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125." The gain or loss on securitization is based upon the previous carrying amount of the financial assets involved in the transfer and the fair value of the retained interest at the date of transfer. The Company estimates fair value, both initially and on a quarterly basis going forward, based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions--credit losses, prepayment speeds and discount rates commensurate with the risks involved. The use of different estimates or assumptions could have a material impact on the Company's Consolidated Financial Statements.

    PROVISION FOR LOAN LOSSES. The allowance for student loan losses is established primarily through a charge to the provision for student loan losses. Provisions are made to the reserve for estimated losses in outstanding loan balances principally for the Company's non-insured student loans. The estimated losses are based on historical default rates by program type and are regularly evaluated by the Company for adequacy by considering factors such as changes in the nature and volume of the loan portfolio, changes in actual and forecasted default rates, and evaluating actual versus projected charge-offs. A large percentage of the Company's non-federally insured loans have not matured to a point at which predictable loan loss patterns have developed. Accordingly, the evaluation of the provision for loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes.

    SALES OF FLOOR REVENUE CONTRACTS. Management continually evaluates the projected balance of the student loan portfolio that contains an embedded option for earning additional income when short-term interest rates fall below certain levels. This evaluation primarily considers prepayment rates, projected volume through originations and purchases and default rates. Based on these projections, management enters into floor revenue contracts (see "Student Loan Floor Revenue Contracts"). Fluctuations in the value of such contracts are recorded currently in income. If the estimates used in the projections differ materially from the actual portfolio balances, it could have a material impact on the Company's Consolidated Financial Statements.

    DERIVATIVE ACCOUNTING. The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuation in earnings that are caused by interest rate volatility. Derivative instruments that are used as part of the Company's interest rate risk management strategy include interest rate swaps, interest rate futures contracts, and interest rate floor and cap contracts. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative

Instruments and Hedging Activities," which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. Most of the derivative contracts into which the Company enters are effective economic hedges for its interest rate risk management strategy but are not effective hedges under SFAS 133. This results in the majority of these hedges being classified as "trading" for GAAP purposes and therefore the resulting mark-to-market is included in GAAP earnings. Mark-to-market values for certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments, as well as time value and yield curve or volatility factors underlying the positions. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results.

    Other accounting policies involve estimates, assumptions and judgments that, if varied, may cause actual results to be materially different from those reported.

SELECTED FINANCIAL DATA

CONDENSED STATEMENTS OF INCOME

                                                                                              INCREASE (DECREASE)
                                                   YEARS ENDED                 --------------------------------------------------
                                                  DECEMBER 31,                     2001 VS. 2000               2000 VS. 1999
                                        ---------------------------------      ----------------------      ----------------------
                                          2001       2000          1999           $             %             $             %
                                        --------   --------      --------      --------      --------      --------      --------
Net interest income...................   $ 873      $ 642         $ 694         $ 231             36%       $ (52)           (7)%
Less: provision for losses............      66         32            34            34            105           (2)           (7)
                                         -----      -----         -----         -----         ------        -----          ----
Net interest income after provision
  for losses..........................     807        610           660           197             32          (50)           (8)
Gains on student loan
  securitizations.....................      75         92            35           (17)           (18)          57           160
Servicing and securitization
  revenue.............................     634        296           289           338            115            7             2
(Losses) gains on sales of
  securities..........................    (178)        19            43          (197)        (1,058)         (24)          (57)
Guarantor servicing fees..............     255        128            --           127             99          128           100
Derivative market value adjustment....    (452)        --            --          (452)          (100)          --            --
Other income..........................     184        153            84            31             20           69            82
Operating expenses and integration
  charge..............................     708        586           359           122             21          227            63
Income taxes..........................     223        236           240           (13)            (5)          (4)           (2)
Minority interest in net earnings of
  subsidiary..........................      10         11            11            (1)            (6)          --            --
                                         -----      -----         -----         -----         ------        -----          ----
NET INCOME............................     384        465           501           (81)           (17)         (36)           (7)
Preferred stock dividends.............      12         12             1            --             --           11           701
                                         -----      -----         -----         -----         ------        -----          ----
Net income attributable to common
  stock...............................   $ 372      $ 453         $ 500         $ (81)           (18)%      $ (47)           (9)%
                                         =====      =====         =====         =====         ======        =====          ====
BASIC EARNINGS PER SHARE..............   $2.34      $2.84         $3.11         $(.50)           (18)%      $(.27)           (9)%
                                         =====      =====         =====         =====         ======        =====          ====
DILUTED EARNINGS PER SHARE............   $2.28      $2.76         $3.06         $(.48)           (17)%      $(.30)          (10)%
                                         =====      =====         =====         =====         ======        =====          ====
Dividends per common share............   $ .73      $ .66         $ .61         $ .07             11%       $ .05             7%
                                         =====      =====         =====         =====         ======        =====          ====

CONDENSED BALANCE SHEETS

                                                                                  INCREASE (DECREASE)
                                                                   --------------------------------------------------
                                             DECEMBER 31,              2001 VS. 2000               2000 VS. 1999
                                          -------------------      ----------------------      ----------------------
                                            2001       2000           $             %             $             %
                                          --------   --------      --------      --------      --------      --------
ASSETS
Student loans...........................  $41,001    $37,647        $3,354            9%       $ 3,838           11%
Warehousing advances....................    1,036        987            49            5            (56)          (5)
Academic facilities financings..........      732        851          (119)         (14)          (177)         (17)
Cash and investments....................    5,787      5,941          (154)          (3)           166            3
Other assets............................    4,318      3,366           952           28            996           42
                                          -------    -------        ------         ----        -------         ----
Total assets............................  $52,874    $48,792        $4,082            8%       $ 4,767           11%
                                          =======    =======        ======         ====        =======         ====
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings...................  $31,065    $30,464        $  601            2%       $(7,027)         (19)%
Long-term notes.........................   17,285     14,911         2,374           16         10,415          232
Other liabilities.......................    2,852      1,788         1,064           60            805           82
                                          -------    -------        ------         ----        -------         ----
Total liabilities.......................   51,202     47,163         4,039            9          4,193           10
                                          -------    -------        ------         ----        -------         ----
Minority interest in subsidiary.........       --        214          (214)        (100)            --           --
Stockholders' equity before treasury
  stock.................................    3,750      2,550         1,200           47            525           26
Common stock held in treasury at cost...    2,078      1,135           943           83            (49)          (4)
                                          -------    -------        ------         ----        -------         ----
Total stockholders' equity..............    1,672      1,415           257           18            574           68
                                          -------    -------        ------         ----        -------         ----
Total liabilities and stockholders'
  equity................................  $52,874    $48,792        $4,082            8%       $ 4,767           11%
                                          =======    =======        ======         ====        =======         ====

RESULTS OF OPERATIONS

EARNINGS SUMMARY

    For the year ended December 31, 2001, the Company's net income calculated in accordance with generally accepted accounting principles ("GAAP") was $384 million ($2.28 diluted earnings per share), versus net income of $465 million ($2.76 diluted earnings per share) in 2000. The decrease in 2001 reported net income from 2000 is attributable to several significant factors. The Company increased the on-balance sheet average balance of student loans by $5.4 billion, and the lower interest rate environment in 2001 increased after-tax floor income by $77 million. Offsetting these increases were a $79 million after-tax increase in operating expense principally due to the acquisitions of USA Group, Inc. ("USA Group") and Student Loan Funding Resources, Inc. ("SLFR"), and a $128 million after-tax decrease in gains on sales of securities. These decreases to net income were only partially offset by the increases in after-tax servicing and securitization revenue of $220 million. After-tax fee income increased net income by $82 million, principally due to the additional guarantor and third party servicing fee income attributable to the acquisition of USA Group. In addition, GAAP net income includes a net after-tax year-to-date loss of $294 million attributable to Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activites," mark-to-market effect. (For additional discussion of SFAS 133, see Note 10 in the "Notes to Consolidated Financial Statements.")

    During 2001, the Company repurchased 19.4 million common shares through its open market purchases and equity forward settlements (or 12 percent of its outstanding shares) at a cost of $859 million, and issued a net 10.7 million shares from benefit plans. As a result, common shares outstanding decreased to
155.5 million at December 31, 2001 from 164.1 million at December 31, 2000.

    The Company's "core cash basis" net income was $624 million for the year ended December 31, 2001 ($3.75 diluted earnings per share) versus $492 million ($2.93 diluted earnings per share) for the year ended December 31, 2000. (See "Pro-forma Statements of Income" for a detailed discussion of "core cash basis" net income.) During 2001, the Company acquired $13.5 billion of managed student loans.

    Student loan acquisitions increased the average balance of managed loans outstanding by $10.3 billion for the year ended December 31, 2001. The higher average student loan balance and a lower cost of funds primarily due to the Company locking in floor income through term hedges (see "'Core Cash Basis' Student Loan Spread and Net Interest Income"), increased after-tax "core cash basis" earnings by $121 million. In addition, after-tax fee income increased by $82 million from the year ended December 31, 2000, principally due to the full year effect of the additional guarantor and third party servicing fee income attributable to the acquisition of USA Group. (See "Other Income.") These increases to "core cash basis" net income were partially offset by the after-tax increase to operating expenses of $95 million principally due to the acquisitions of USA Group and SLFR, which closed on July 31, 2000 and July 7, 2000, respectively.

NET INTEREST INCOME

    Net interest income is derived largely from the Company's portfolio of student loans that remain on-balance sheet. The "Taxable Equivalent Net Interest Income" analysis set forth below is designed to facilitate a comparison of non-taxable asset yields to taxable yields on a similar basis. Additional information regarding the return on the Company's student loan portfolio is set forth under "Student Loans-Student Loan Spread Analysis." Information regarding the provision for losses is contained in Note 5 in the "Notes to Consolidated Financial Statements."

    Taxable equivalent net interest income for the year ended December 31, 2001 versus the year ended December 31, 2000 increased by $225 million while the net interest margin increased by 30 basis points. The increase in taxable equivalent net interest income for the year ended December 31, 2001 was primarily due to the lower interest rate environment in 2001, which led to an increase of $119 million in floor income, and the $5.4 billion increase in the average balance of student loans. The net interest margin increase is reflective of the higher average balance of student loans as a percentage of average total earning assets and the increase in floor income. This is partially offset by the increase in the Company's portfolio of lower-yielding loans due to the acquisition of loans earlier in their life cycles which has decreased the average special allowance payment ("SAP") in the student loan yield.

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

                                                                                          INCREASE (DECREASE)
                                                                            -----------------------------------------------
                                              YEARS ENDED DECEMBER 31,         2001 VS. 2000             2000 VS. 1999
                                           ------------------------------   -------------------      ----------------------
                                             2001       2000       1999        $          %             $             %
                                           --------   --------   --------   --------   --------      --------      --------
Interest income
  Student loans..........................   $2,528     $2,854     $2,427     $(326)      (11)%         $427           18%
  Warehousing advances...................       43         57         68       (14)      (25)           (11)         (16)
  Academic facilities financings.........       53         67         74       (14)      (21)            (7)         (10)
  Investments............................      373        501        240      (128)      (26)           261          109
  Taxable equivalent adjustment..........       18         24         31        (6)      (25)            (7)         (23)
                                            ------     ------     ------     -----       ---           ----          ---
Total taxable equivalent interest
  income.................................    3,015      3,503      2,840      (488)      (14)           663           23
Interest expense.........................    2,124      2,837      2,115      (713)      (25)           722           34
                                            ------     ------     ------     -----       ---           ----          ---
Taxable equivalent net interest income...   $  891     $  666     $  725     $ 225        34%          $(59)          (8)%
                                            ======     ======     ======     =====       ===           ====          ===

AVERAGE BALANCE SHEETS

    The following table reflects the taxable equivalent rates earned on earning assets and paid on liabilities for the years ended December 31, 2001, 2000 and 1999.

                                                                   YEARS ENDED DECEMBER 31,
                                                ---------------------------------------------------------------
                                                       2001                  2000                  1999
                                                -------------------   -------------------   -------------------
                                                BALANCE      RATE     BALANCE      RATE     BALANCE      RATE
                                                --------   --------   --------   --------   --------   --------
AVERAGE ASSETS
  Student loans...............................  $40,025      6.32%    $34,637      8.24%    $33,028      7.35%
  Warehousing advances........................      968      4.48         825      6.84       1,173      5.78
  Academic facilities financings..............      787      8.30         974      8.50       1,144      8.16
  Investments.................................    7,212      5.25       7,486      6.81       3,932      6.42
                                                -------     -----     -------      ----     -------      ----
Total interest earning assets.................   48,992      6.15%     43,922      7.98%     39,277      7.23%
                                                            =====                  ====                  ====
Non-interest earning assets...................    4,495                 2,711                 2,166
                                                -------               -------               -------
Total assets..................................  $53,487               $46,633               $41,443
                                                =======               =======               =======
AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY
  Six month floating rate notes...............  $ 4,112      4.17%    $ 4,660      6.49%    $ 4,644      5.38%
  Other short-term borrowings.................   31,540      4.18      30,670      6.40      28,560      5.30
  Long-term notes.............................   14,047      4.51       8,636      6.61       6,292      5.60
                                                -------     -----     -------      ----     -------      ----
Total interest bearing liabilities............   49,699      4.27%     43,966      6.45%     39,496      5.35%
                                                            =====                  ====                  ====
Non-interest bearing liabilities..............    2,366                 1,574                 1,287
Stockholders' equity..........................    1,422                 1,093                   660
                                                -------               -------               -------
Total liabilities and stockholders' equity....  $53,487               $46,633               $41,443
                                                =======               =======               =======
Net interest margin...........................               1.82%                 1.52%                 1.85%
                                                            =====                  ====                  ====

RATE/VOLUME ANALYSIS

    The Rate/Volume Analysis below shows the relative contribution of changes in interest rates and asset volumes.

                                                                       INCREASE
                                                                      (DECREASE)
                                                      TAXABLE       ATTRIBUTABLE TO
                                                     EQUIVALENT        CHANGE IN
                                                      INCREASE    -------------------
                                                     (DECREASE)     RATE      VOLUME
                                                     ----------   --------   --------
2001 VS. 2000
Taxable equivalent interest income.................     $(488)     $(805)      $317
Interest expense...................................      (713)      (971)       258
                                                        -----      -----       ----
Taxable equivalent net interest income.............     $ 225      $ 166       $ 59
                                                        =====      =====       ====
2000 VS. 1999
Taxable equivalent interest income.................     $ 663      $ 327       $336
Interest expense...................................       722        431        291
                                                        -----      -----       ----
Taxable equivalent net interest income.............     $ (59)     $(104)      $ 45
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

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2001       2000       1999
                                                   --------   --------   --------
ON-BALANCE SHEET
Student loan yields..............................     7.05%      8.91%      8.02%
Consolidation loan rebate fees...................     (.30)      (.27)      (.22)
Offset fees......................................     (.13)      (.13)      (.15)
Borrower benefits................................     (.07)      (.07)      (.06)
Premium amortizations............................     (.23)      (.20)      (.24)
                                                   -------    -------    -------
Student loan income..............................     6.32       8.24       7.35
Student loan cost of funds.......................    (4.31)     (6.42)     (5.32)
                                                   -------    -------    -------
Student loan spread..............................     2.01%      1.82%      2.03%
                                                   =======    =======    =======
OFF-BALANCE SHEET
Servicing and securitization revenue.............     2.07%      1.15%      1.63%
                                                   =======    =======    =======
AVERAGE BALANCES (IN MILLIONS OF DOLLARS)
On-balance sheet student loans...................  $40,025    $34,637    $33,028
Securitized loans................................   30,594     25,711     17,670
                                                   -------    -------    -------
Managed student loans............................  $70,619    $60,348    $50,698
                                                   =======    =======    =======

    The Company's portfolio of student loans originated under the FFELP has a variety of unique interest rate characteristics. The Company generally earns interest at the greater of the borrower's rate or a floating rate determined by reference to the average of the applicable floating rates (91-day Treasury bill, commercial paper, 52-week Treasury bill, or the constant maturity Treasury rate) in a calendar quarter, plus a fixed spread which is dependent upon when the loan was originated. If the resulting floating rate exceeds the borrower rate, the Department of Education pays the difference directly to the Company. This payment is referred to as SAP. If the resulting floating rate is less than the rate the borrower is obligated to pay, the Company simply earns interest at the borrower rate. In all cases, the rate the borrower pays sets a minimum rate for determining the yield the Company earns on the loan. Borrowers' interest rates are either fixed to term or are reset annually on July 1 of each year depending on when the loan was originated.

    The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, the commerical paper index, the 52-week Treasury bill, or the constant maturity Treasury rate, either directly or through the use of derivative financial instruments intended to mimic the interest rate characteristics of the student loans. Such borrowings in general, however, do not have minimum rates. As a result, in certain declining interest rate environments, the portfolio of managed student loans may be earning at the minimum borrower rate while the Company's funding costs (exclusive of fluctuations in funding spreads) will generally decline along with short-term interest rates. For loans where the borrower's interest rate is fixed to term, lower interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of a low interest rate environment will only enhance student loan spreads through the next annual reset of the borrower's interest rates, which occurs on July 1 of each year. The effect of this enhanced spread is referred to as floor income.

    Low average Treasury bill rates in 2001 benefited the Company's on-balance sheet student loan income, net of payments under floor revenue contracts (see "Student Loan Floor Revenue Contracts"), by $119 million of which $43 million was attributable to student loans with minimum borrower rates fixed to term and $76 million was attributable to student loans with minimum borrower rates adjusting annually.

    Higher average Treasury bill rates in 2000 compared to 1999 decreased the Company's benefit from student loans earning at the minimum borrower rate included in student loan income, net of payments under floor revenue contracts, to $3 million, of which $2 million was attributable to student loans with minimum borrower rates fixed to term and $1 million was attributable to student loans with minimum borrower rates adjusting annually.

    The 19 basis point increase in the student loan spread in 2001 versus 2000 is due primarily to the increase in floor income, attributable to lower short-term interest rates. The student loan spread in 2000 decreased by 21 basis points from 1999. This was due mainly to the decrease in floor income, attributable to higher short-term interest rates in 2000.

    The following table analyzes the ability of the FFELP student loans in the Company's managed student loan portfolio to earn at the minimum borrower interest rate at December 31, 2001 and 2000, based on the last Treasury bill auction of the year (1.74 percent in 2001 and 5.86 percent in 2000). Commercial paper rate loans are based upon the final commercial paper rate of the year (1.81 percent in 2001 and 6.39 percent in 2000).

                                                    DECEMBER 31, 2001                      DECEMBER 31, 2000
                                           ------------------------------------   ------------------------------------
                                            FIXED                                  FIXED
                                           BORROWER   ANNUALLY RESET              BORROWER   ANNUALLY RESET
                                             RATE     BORROWER RATE     TOTAL       RATE     BORROWER RATE     TOTAL
                                           --------   --------------   --------   --------   --------------   --------
Student loans eligible to earn at the
  minimum borrower rate..................   $18.2         $39.4         $57.6      $16.3         $37.4         $53.7
Less notional amount of floor revenue
  contracts..............................   (13.5)         (5.0)        (18.5)      (5.8)           --          (5.8)
                                            -----         -----         -----      -----         -----         -----
Net student loans eligible to earn at the
  minimum borrower rate..................   $ 4.7         $34.4         $39.1      $10.5         $37.4         $47.9
                                            =====         =====         =====      =====         =====         =====
Net student loans earning at the minimum
  borrower rate..........................   $ 4.7         $34.4         $39.1      $  .9         $ 5.1         $ 6.0
                                            =====         =====         =====      =====         =====         =====

STUDENT LOAN FLOOR REVENUE CONTRACTS

    Periodically, the Company has entered into contracts with third parties to monetize the value of the minimum borrower interest rate feature of its portfolio of FFELP student loans. Under these contracts, referred to as "floor revenue contracts," the Company receives an upfront payment and agrees to pay the difference between (1) the minimum borrower interest rate less the spread ("the strike rate") and (2) the average of the index over the period of the contract. If the strike rate is less than the average of the index, then no payment is required. Prior to the implementation of SFAS 133, these upfront payments were amortized over the average life of the contracts. Floor revenue contracts sold on loans where the borrower rate is reset annually have historically had terms through the next reset date, a period of one year or less, while floor revenue contracts sold on loans where the borrower rate is fixed to term have multi-year terms. The $13.5 billion of outstanding fixed borrower rate floor revenue contracts at December 31, 2001 have expiration dates through the year 2008.

    For the years ended December 31, 2000 and 1999, the amortization of the upfront payments received from the sale of floor revenue contracts on the Company's on-balance sheet student loans with fixed borrower rates was $23 million and $20 million, respectively, and for floor revenue contracts with annually reset borrower rates was $1 million and $21 million, respectively.

    Effective December 31, 2000, in anticipation of the adoption of SFAS 133, the floor revenue contracts were de-designated as effective hedges and marked-to-market. The net effect of the fair market value of these contracts and the unamortized upfront payment was a loss totaling $104 million. This loss was reclassified to student loan premium and is being amortized over the average life of the student loan portfolio. At December 31, 2001, the unamortized balance related to the fair market value of these contracts in student loan premium totaled $77 million. For the year ended December 31, 2001, the related amortization totaled $13 million, and the premium write-off due to securitization totaled $14 million.

    Since these contracts are no longer considered effective hedges for GAAP, the Company marks to market the floor revenue contracts. For the year ended December 31, 2001, the Company recognized $258 million in pre-tax, mark-to-market losses attributable to floor revenue contracts due to the implementation of SFAS 133. At December 31, 2001, the outstanding notional amount of floor revenue contracts totaled $18.5 billion.

ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

    The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. The Company evaluates the adequacy of the provision for losses on its federally insured portfolio of student loans separately from its non-federally insured portfolio. For the federally insured portfolio, the Company primarily considers trends in student loan claims rejected for payment by guarantors due to servicing defects as well as overall default rates on those FFELP student loans subject to the two percent risk-sharing, i.e., those loans that are insured as to 98 percent of principal and accrued interest. Once a student loan is rejected for claim payment, the Company's policy is to continue to pursue the recovery of principal and interest. Due to the nature of the FFELP assets and the extensive collection efforts in which the Company engages, the Company currently writes off an unpaid claim once it has aged to two years.

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

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Balance at beginning of year................................  $   227    $   206    $   203
Provision for loan losses...................................       75         30         34
Reserves acquired in acquisition............................       --          8          9
Other.......................................................       25         21          3
Charge-offs:
  Non-federally insured loans...............................      (42)       (11)       (16)
  Federally insured loans...................................      (16)       (15)       (25)
                                                              -------    -------    -------
    Total charge-offs.......................................      (58)       (26)       (41)
Recoveries:
  Non-federally insured loans...............................        3          1          3
  Federally insured loans...................................        7          4          4
                                                              -------    -------    -------
    Total recoveries........................................       10          5          7
Net charge-offs.............................................      (48)       (21)       (34)
                                                              -------    -------    -------
Reduction for sale of student loans.........................      (14)       (17)        (9)
                                                              -------    -------    -------
Balance at end of year......................................  $   265    $   227    $   206
                                                              =======    =======    =======
Allocation of the allowance for loan losses:
Non-federally insured loans.................................  $   202    $   177    $   148
Federally insured loans.....................................       63         50         58
                                                              -------    -------    -------
    Total...................................................  $   265    $   227    $   206
                                                              =======    =======    =======

Net charge-offs as a percentage of average student loans....      .12%       .06%       .10%
Total allowance as a percentage of average student loans....      .66%       .66%       .62%
Non-federally insured allowance as a percentage of the
  ending balance of non-federally insured loans.............     4.57%      5.48%      6.66%

Average student loans.......................................  $40,025    $34,637    $33,028
Ending student loans........................................  $41,001    $37,647    $33,809

    The increase in the provision for loan losses for the year ended
December 31, 2001 versus December 31, 2000 of $45 million is primarily attributable to the 39 percent increase in volume of non-federally insured student loans year over year. As the volume of non-federally insured loans increases and begins to age, the Company obtains more historical data on default rates for these loans. Based on management's assumptions and on actual loan performance, the Company re-evaluates the requirements for its provision for loan losses. In 2001, non-federally insured loan write-offs increased by $31 million over 2000 which is primarily attributable to the increased volume and aging of this portfolio. These factors did not significantly impact the provision for loan losses in 2000 or 1999.

ON-BALANCE SHEET FUNDING COSTS

    The Company's borrowings are generally variable-rate indexed principally to the 91-day Treasury bill, commercial paper, 52-week Treasury bill, or the constant maturity Treasury rate. The following table summarizes the average balance of on-balance sheet debt (by index, after giving effect to the impact of interest rate swaps) for the years ended December 31, 2001, 2000 and 1999 (dollars in millions).

                                                               YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------
                                                   2001                  2000                  1999
                                            -------------------   -------------------   -------------------
                                            AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE
INDEX                                       BALANCE      RATE     BALANCE      RATE     BALANCE      RATE
-----                                       --------   --------   --------   --------   --------   --------
Treasury bill, principally 91-day.........  $31,459      4.06%    $30,823      6.54%    $26,559      5.33%
LIBOR.....................................    2,004      4.53       1,900      6.49       2,597      5.14
Discount notes............................    7,168      4.42       5,300      6.26       3,424      4.90
Fixed.....................................    5,180      5.53       3,552      5.75       5,655      5.57
Zero coupon...............................      192     11.14         171     11.17         153     11.14
Commercial paper..........................    2,357      3.03         969      6.65         302      5.69
Auction rate securities...................    1,101      3.67         653      5.65          --        --
Other.....................................      238      3.59         598      6.25         806      5.08
                                            -------     -----     -------     -----     -------     -----
Total.....................................  $49,699      4.27%    $43,966      6.45%    $39,496      5.35%
                                            =======     =====     =======     =====     =======     =====

SECURITIZATION PROGRAM

    In 2001, the Company completed four securitization transactions in which a total of $6.0 billion of student loans were sold to a special purpose finance subsidiary and by that subsidiary to special purpose trusts that issued asset-backed securities to fund the student loans to term. Also in 2001, the Company sold $435 million of student loans through the recycling provisions of prior securitizations.

    In 2000, the Company completed four securitization transactions in which a total of $8.8 billion of student loans were sold to a special purpose finance subsidiary and by that subsidiary to special purpose trusts that issued asset-backed securities to fund the student loans to term. In addition, the Company acquired the securitization revenue streams of $5.2 billion of student loans previously securitized by USA Group. In 1999, the Company completed three securitization transactions in which a total of $4.0 billion of student loans were securitized. The Company accounts for its securitization transactions in accordance with SFAS 140, which establishes the accounting for certain financial asset transfers, including securitization transactions. Under SFAS 140, the Company records a gain on sale based upon the difference between the cost basis of the assets sold and the fair value of the assets received. As a result, the Company records an asset, the residual interest, which approximates the present value of the expected net cash flows from the trust to the Company over the life of the portfolio securitized. In addition, the Company continues to service the loans in the trusts through Sallie Mae Servicing L.P., formerly known as Sallie Mae Servicing Corporation, for a fee, and earns that fee over the life of the portfolio. When the contract servicing fee is greater than current market servicing rates, the present value of such excess servicing fees is recognized as a servicing asset and amortized over the life of the portfolio serviced.

GAINS ON STUDENT LOAN SECURITIZATIONS

    For the years ended December 31, 2001, 2000 and 1999, the Company recorded pre-tax securitization gains of $75 million, $92 million and $35 million, respectively. Gains for the years ended December 31, 2001, 2000 and 1999, measured as a percentage of the securitized portfolios, were 1.16 percent,
1.04 percent and .88 percent, respectively. During 2001, the Company securitized $2.8 billion less than in 2000. The decrease in gains in 2001 versus 2000 is primarily due to the lower volume of loans securitized. The increase in the gain percentage in 2001 versus 2000 is principally due to lower financing spreads. The increase in the gains and gain percentage in 2000 versus 1999 is due to increased volume and lower financing spreads, respectively. Gains on future securitizations will continue to vary depending on the size and the loan characteristics of the loan portfolios securitized and the funding costs prevailing in the securitization debt markets.

SERVICING AND SECURITIZATION REVENUE

    Servicing and securitization revenue, the ongoing revenue from securitized loan pools, includes both the revenue the Company receives for servicing loans in the securitization trusts and the income earned on the residual interest asset. The following table summarizes the components of servicing and securitization revenue:

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                          ------------------------------
                                                            2001       2000       1999
                                                          --------   --------   --------
Servicing revenue less amortization of servicing
  asset.................................................    $266       $219       $158
Securitization revenue..................................     368         77        131
                                                            ----       ----       ----
Total servicing and securitization revenue..............    $634       $296       $289
                                                            ====       ====       ====

    The increase in servicing revenue is mainly due to the increase in the average balance of securitized student loans to $30.6 billion in 2001 from $25.7 billion in 2000 and $17.5 billion in 1999. The average balance of the retained interest was $1.4 billion in 2001, $849 million in 2000 and $701 million in 1999. The Company's securitized loan portfolio benefits from low average Treasury bill rates in a manner similar to the on-balance sheet portfolio of student loans. In 2001 and 1999, low average Treasury bill rates enhanced securitization revenue by $216 million and $42 million, respectively. The increase in Treasury bill rates during 2000 reduced these earnings to $0.2 million for the year ended December 31, 2000 and was the principal cause of the reduction in securitization revenue in 2000 versus 1999.

GAIN ON SALE OF STUDENT LOANS

    During the fourth quarter of 1999, the Company sold $900 million of student loan assets and recorded a pre-tax gain of $27 million. As part of the transaction the Company entered into long-term servicing agreements with four companies to service the loans sold. No such sales occurred in 2001 or 2000.

OTHER INCOME

    Other income, exclusive of gains on student loan securitizations, servicing and securitization revenue, the effect of SFAS 133 and gains and losses on sales of investment securities and student loans, totaled $439 million in 2001 versus $281 million in 2000 and $84 million in 1999. Other income mainly includes guarantor servicing fees (as a result of the USA Group transaction which closed in July 2000), late fees earned on student loans, revenue received from servicing third party portfolios of student loans, and commitment fees for letters of credit. Guarantor servicing fees arise primarily from four categories of services that correspond to the student loan life cycle. They include fees from loan originations, the maintenance of loan guarantees, default prevention, and collections. Guarantor servicing fees totaled $255 million in 2001 versus
$128 million in 2000. Late fees totaled $56 million in 2001, versus $42 million in 2000 and $38 million in 1999. Third party servicing fees totaled $53 million in 2001, versus $39 million in 2000 and $5 million in 1999. Commitment fees for letters of credit totaled $11 million in 2001, versus $16 million in 2000 and $19 million in 1999.

    For the year ended December 31, 2001, $3 million of SFAS 133 transition adjustment losses were reclassified from other comprehensive income to other income (see Note 10 in the "Notes to Consolidated Financial Statements"). Other income for 2001 also includes an $18 million loss recognized by the Company in the fourth quarter, on the impairment of assets generated from the scheduled sale of its Sallie Mae Solutions product line.

    In 2000, the Company entered into LIBOR floor revenue contracts that were an effective economic hedge of a segment of its student loan portfolio. These positions did not meet the hedge effectiveness requirements under GAAP and were marked-to-market which resulted in a $25 million pre-tax loss recorded in other income for the year ended December 31, 2000. No such transactions were in effect for 1999.

OPERATING EXPENSES

    The following table summarizes the components of operating expenses:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             2001          2000          1999
                                                           --------      --------      --------
Servicing and acquisition expenses...................        $414          $320          $239
General and administrative expenses..................         294           213           120
Integration charge...................................          --            53            --
                                                             ----          ----          ----
Total operating expenses.............................        $708          $586          $359
                                                             ====          ====          ====

    Operating expenses include costs to service the Company's managed student loan portfolio, operational costs incurred in the process of acquiring student loan portfolios, general and administrative expenses, and beginning in August 2000, operational costs associated with its guarantor servicing operations. The Company recorded an integration charge of $53 million in 2000 to cover severance costs, costs to close facilities and move functional responsibilities as well as costs to align system capabilities and move the Company's data center. Exclusive of this one-time integration charge, operating expenses for the years ended December 31, 2001, 2000 and 1999 were $708 million, $533 million and $359 million, respectively. Operating expenses increased during 2001 and 2000 as a direct result of the acquisitions of SLFR and the business operations of USA Group, each of which occurred in July 2000. In 2001, the acquisitions increased operating expenses for the full year and in 2000, for half of the year. The Company has maintained an aggressive integration plan that is designed to eliminate the duplicate operations and merge the complimentary operations of all the consolidated entities.

STUDENT LOAN PURCHASES

    The following table summarizes the components of the Company's student loan purchase activity:

                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                     2001          2000          1999
                                                   --------      --------      --------
Preferred channel............................      $ 9,524       $ 6,595       $ 7,161
Other commitment clients.....................          949         1,405         1,788
Spot purchases...............................          678           885           115
Consolidations...............................        1,172           824           920
Other........................................        1,209         1,149         1,111
USA Group acquisition........................           --         1,421            --
SLFR acquisition.............................           --         3,103            --
Nellie Mae acquisition.......................           --            --         2,585
                                                   -------       -------       -------
Subtotal.....................................       13,532        15,382        13,680
Managed loans acquired.......................          894         5,912           457
                                                   -------       -------       -------
Total........................................      $14,426       $21,294       $14,137
                                                   =======       =======       =======

    The Company purchased $13.5 billion and acquired the securitization revenue streams of $0.9 billion of managed loans for a total of $14.4 billion of student loans in 2001 compared with $21.3 billion in 2000 and $14.1 billion in 1999. Included in the 2000 purchases are $1.4 billion of student loans acquired from USA Group and $3.1 billion of student loans acquired from SLFR. Included in the 1999 purchases are $2.6 billion of student loans acquired in the Nellie Mae acquisition. The Company's preferred channel represents all loans originated on the Company's origination systems.

    In 2001, the Company's preferred channel loan originations totaled $10.1 billion versus $7.3 billion in 2000. The pipeline of loans currently serviced and committed for purchase by the Company was $5.6 billion at December 31, 2001 versus $4.5 billion at December 31, 2000.

    The following table summarizes the activity in the Company's managed portfolio of student loans for the years ended December 31, 2001, 2000 and 1999.

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2001       2000       1999
                                                   --------   --------   --------
BEGINNING BALANCE................................  $67,515    $53,276    $46,342
Purchases........................................   12,519     19,508     12,711
Capitalized interest.............................    1,907      1,786      1,426
Repayments, claims, other........................   (7,559)    (5,718)    (5,094)
Write-offs to reserves...........................      (77)       (30)       (41)
Loan sales.......................................     (143)      (137)      (910)
Loans consolidated from USA Education, Inc.......   (2,436)    (1,170)    (1,158)
                                                   -------    -------    -------
ENDING BALANCE...................................  $71,726    $67,515    $53,276
                                                   =======    =======    =======

LEVERAGED LEASES

    The Company has investments in leveraged leases totaling $296 million and $291 million as of December 31, 2001 and 2000, respectively, of which $282 million and $276 million as of December 31, 2001 and 2000, respectively, represent general obligations of major U.S. commercial airlines. The airline industry has been in a state of uncertainty since the events of September 11, 2001. All payment obligations remain current and the Company has not been notified of any counterparty's intention to default on any payment obligations. In the event of default, any potential loss would be partially mitigated by recoveries on the sale of the aircraft collateral and elimination of expected tax liabilities reflected in the balance sheet of $259 million and $263 million at December 31, 2001 and 2000, respectively. Any potential loss would be increased by incremental tax obligations related to forgiveness of debt obligations.

PRO-FORMA STATEMENTS OF INCOME

    Under GAAP, the Company's securitization transactions have been treated as sales. At the time of sale, in accordance with SFAS 140, the Company records a gain which approximates the present value of the estimated future net cash flows from the portfolios of loans sold. Interest earned on the residual interest and fees earned for servicing the loan portfolios are recognized over the life of the securitization transaction as servicing and securitization revenue. Income recognition is effectively accelerated through the recognition of a gain at the time of sale while the ultimate realization of such income remains dependent on the actual performance, over time, of the loans that were securitized.

    Most of the derivative contracts into which the Company enters are effective economic hedges for its interest rate risk management strategy but are not effective hedges under SFAS 133 because they do not typically extend to the full term of the hedged item. The majority of these hedges are treated as "trading" for GAAP purposes and therefore the resulting mark-to-market is taken into GAAP earnings. In addition, SFAS 133 requires that the Company mark-to-market its written options but none of its embedded options in its student loan assets. Effectively, in this case, SFAS 133 recognizes the liability but not the corresponding asset.

    Management believes that, in addition to results of operations as reported in accordance with GAAP, another important performance measure is pro-forma results of operations under the assumptions that the securitization transactions are financings and that the securitized student loans were not sold. In addition, the effects of SFAS 133 are excluded from the pro-forma results of operations and the economic hedge effects of derivative instruments are recognized. The pro-forma results of operations also exclude the benefit of floor income, certain gains and losses on sales of investment securities and student loans, a one-time integration charge related to the July 2000 acquisition of USA Group and the amortization and changes in market value of goodwill and intangible assets. The following pro-forma statements of income present the Company's results of operations under these assumptions. Management refers to these pro-forma results as "core cash basis" statements of income. Management monitors the periodic "core cash basis" earnings of the Company's managed student loan portfolio and believes that they assist in a better understanding of the Company's student loan business.

    The following table presents the "core cash basis" statements of income and reconciliations to GAAP net income as reflected in the Company's Consolidated Statements of Income.

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2001       2000       1999
                                                    --------   --------   --------
"CORE CASH BASIS" STATEMENTS OF INCOME:
Insured student loans.............................  $ 4,325    $ 5,015    $ 3,642
Advances/Facilities/Investments...................      468        652        386
                                                    -------    -------    -------
Total interest income.............................    4,793      5,667      4,028
Interest expense..................................   (3,522)    (4,628)    (3,101)
                                                    -------    -------    -------
Net interest income...............................    1,271      1,039        927
Less: provision for losses........................       89         53         51
                                                    -------    -------    -------
Net interest income after provision for losses....    1,182        986        876
                                                    -------    -------    -------
Other Income:
    (Losses) gains on sales of securities.........       (2)         1          1
    Guarantor servicing fees......................      255        128         --
    Other.........................................      202        152         83
                                                    -------    -------    -------
Total other income................................      455        281         84
Total operating expenses..........................      660        514        356
                                                    -------    -------    -------
Income before taxes and minority interest in net
  earnings of subsidiary..........................      977        753        604
Income taxes......................................      343        250        188
Minority interest in net earnings of subsidiary...       10         11         11
                                                    -------    -------    -------
"Core cash basis" net income......................      624        492        405
Preferred stock dividends.........................       11         12          1
                                                    -------    -------    -------
"Core cash basis" net income attributable to
  common stock....................................  $   613    $   480    $   404
                                                    =======    =======    =======
"Core cash basis" diluted earnings per share......  $  3.75    $  2.93    $  2.48
                                                    =======    =======    =======

                                                               YEARS ENDED DECEMBER 31,
                                                         ------------------------------------
                                                           2001          2000          1999
                                                         --------      --------      --------
RECONCILIATION OF GAAP NET INCOME TO "CORE CASH
  BASIS" NET INCOME:
GAAP net income....................................       $ 384         $ 465         $ 501
"Core cash basis" adjustments:
    Net interest income on securitized loans.......         651           400           340
    Floor income on managed loans..................        (335)           (3)         (107)
    Provision for losses...........................         (23)          (21)          (17)
    Gains on student loan securitizations..........         (75)          (92)          (35)
    Servicing and securitization revenue...........        (634)         (296)         (289)
    Losses (gains) on sales of securities..........         140           (18)          (41)
    Goodwill change in market value................          18            --            --
    Goodwill and intangible amortization...........          48            19             3
    Integration charge.............................          --            53            --
    Net impact of derivative accounting(1).........         570            --            --
    Other..........................................          (1)           --            (1)
                                                          -----         -----         -----
Total "core cash basis" adjustments................         359            42          (147)
Net tax effect(2)..................................        (119)          (15)           51
                                                          -----         -----         -----
"Core cash basis" net income.......................       $ 624         $ 492         $ 405
                                                          =====         =====         =====

------------------------

(1) The "Net impact of derivative accounting" represents the reversal of SFAS 133 income statement items and "core cash basis" adjustments related to derivatives. The SFAS 133 items include the reversal of a $452 million net, mark-to-market loss on derivative positions offset by the reversal of a loss of $3 million attributable to the amortization of derivative items included in other comprehensive income at transition. The "core cash basis" adjustment for derivatives includes an $89 million gain representing the amortization of premiums on floor and cap hedges, the reversal of a $13 million net loss representing the amortization of floor revenue contracts de-designated as effective hedges on December 31, 2000, and the reversal of a $13 million net loss on Eurodollar futures contracts. These adjustments are based upon the guidance for derivative accounting prior to SFAS 133.

(2) Such tax effect is based upon the Company's marginal tax rate for the respective period.

"CORE CASH BASIS" SELECTED FINANCIAL DATA

    The following table presents the "core cash basis" selected financial and other operating information of the Company.

                                                   2001       2000       1999       1998       1997
                                                 --------   --------   --------   --------   --------
"CORE CASH BASIS" RESULTS:
Net interest income............................  $ 1,271    $ 1,039    $   927    $   892    $   937
Net income.....................................      624        492        405        381        384
Diluted earnings per common share..............     3.75       2.93       2.48       2.24       2.10
Net interest margin............................     1.64%      1.53%      1.68%      1.76%      1.75%
Return on assets...............................      .79        .71        .71        .72        .70

"CORE CASH BASIS" STUDENT LOAN SPREAD AND NET INTEREST INCOME

    The following table analyzes the reported earnings from the Company's portfolio of managed student loans, which includes loans both on-balance sheet and those off-balance sheet in securitization trusts.

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2001       2000       1999
                                                   --------   --------   --------
"Core cash basis" adjusted student loan yields...     6.77%      8.92%      7.78%
Consolidation loan rebate fees...................     (.20)      (.18)      (.15)
Offset fees......................................     (.07)      (.08)      (.09)
Borrower benefits................................     (.11)      (.09)      (.08)
Premium amortization.............................     (.26)      (.26)      (.28)
                                                   -------    -------    -------
Student loan income..............................     6.13       8.31       7.18
Cost of funds....................................    (4.32)     (6.61)     (5.40)
                                                   -------    -------    -------
"Core cash basis" student loan spread............     1.81%      1.70%      1.78%
                                                   =======    =======    =======
AVERAGE BALANCES
Managed student loans............................  $70,619    $60,348    $50,698
                                                   =======    =======    =======

    While the Company may earn floor income, depending on the interest rate environment, on its student loan portfolio (see "Student Loan Spread Analysis"), these earnings are excluded from "core cash basis" results. However, the amortization of the upfront payments received from the floor revenue contracts with fixed borrower rates is included as an addition to student loan income in the "core cash basis" results.

    For the years ended December 31, 2001, 2000 and 1999, the amortization of the upfront payments received from the floor revenue contracts with fixed borrower rates was $72 million, $23 million and $20 million, respectively.

    The 11 basis point increase in the 2001 "core cash basis" student loan spread versus 2000 was mainly due to the Company locking in floor revenue through term hedges and as a result of better funding spreads. In addition, the "core cash basis" student loan spread increased due to higher yields on the student loan portfolio from the mix (private loans versus federal loans) and a higher percentage of federal loans in a repayment status.

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

    In 2001, net interest income, on a "core cash basis," was $1.3 billion compared with $1.0 billion in 2000 and $927 million in 1999. The increase in net interest income for the year ended December 31, 2001 versus the year-ago period was due to the increase in the average balance of managed student loans of $10.3 billion and the increase in the student loan spread. The increase in net interest income in 2000 over 1999 is mainly due to the increase in the average balance of managed student loans.

"CORE CASH BASIS" PROVISION AND ALLOWANCE FOR LOAN LOSSES

    The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the managed portfolio of student loans. The Company evaluates the adequacy of the provision for losses on its federally insured portfolio of managed student loans separately from its non-federally insured portfolio. For the federally insured portfolio, the Company primarily considers trends in student loan claims rejected for payment by guarantors due to servicing defects as well as overall default rates on those FFELP student loans subject to the two percent risk-sharing. Once a student loan is rejected for claim payment, the Company's policy is to continue to pursue the recovery of principal and interest. Due to the guaranteed nature of the FFELP assets and the extensive collection efforts in which the Company engages, the Company currently writes off an unpaid claim once it has aged to two years.

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

"CORE CASH BASIS" ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Balance at beginning of year................................  $   335    $   260    $   237
Provision for loan losses...................................       98         51         51
Reserves acquired in acquisition............................       --         23          9
Other.......................................................       35         27          3
Charge-offs:
    Non-federally insured loans.............................      (42)       (11)       (16)
    Federally insured loans.................................      (39)       (20)       (29)
                                                              -------    -------    -------
      Total charge-offs.....................................      (81)       (31)       (45)
Recoveries:
    Non-federally insured loans.............................        3          1          3
    Federally insured loans.................................        7          4          4
                                                              -------    -------    -------
      Total recoveries......................................       10          5          7
Net charge-offs.............................................      (71)       (26)       (38)
                                                              -------    -------    -------
Reduction for sales of student loans........................       --         --         (2)
                                                              -------    -------    -------
Balance at end of year......................................  $   397    $   335    $   260
                                                              =======    =======    =======
Allocation of the allowance for loan losses:
Non-federally insured loans.................................  $   202    $   177    $   148
Federally insured loans.....................................      195        158        112
                                                              -------    -------    -------
      Total.................................................  $   397    $   335    $   260
                                                              =======    =======    =======
Net charge-offs as a percentage of average managed student
  loans.....................................................      .10%       .04%       .08%
Total allowance as a percentage of average managed student
  loans.....................................................      .56%       .56%       .51%
Non-federally insured allowance as a percentage of the
  ending balance of non-federally insured loans.............     4.57%      5.48%      6.66%

Average managed student loans...............................  $70,619    $60,348    $50,698
Ending managed student loans................................  $71,726    $67,515    $53,276

    The 2001 "core cash basis" provision for loan losses includes $40 million for potential loan losses on the non-federally insured student loans and $58 million for potential loan losses due to risk-sharing and other claims on FFELP loans. The 2000 "core cash basis" provision for loan losses includes
$6 million for potential loan losses on the non-federally insured student loans and $45 million for potential loan losses due to risk-sharing and other claims on FFELP loans. The 1999 "core cash basis" provision includes $12 million for potential loan losses on the non-federally insured portfolio and $39 million for potential loan losses due to risk-sharing and other claims on FFELP loans.

    The provision and allowance for loan losses presented on a "core cash basis" are directly tied to the activity presented for the Company's on-balance sheet student loan portfolio. The increased volume and aging of the Company's non-federally insured student loans and management's estimates as to their effects on the allowance for loan losses were the primary causes for the increase in the provision for loan losses of $47 million in 2001 versus 2000. This increased volume and aging also contributed to the $31 million increase in write-offs in 2001 versus 2000.

DELINQUENCIES--NON-FEDERALLY INSURED STUDENT LOANS

    The following table shows the loan delinquency trends for the years presented on the Company's non-federally insured student loan portfolio.

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2001       2000       1999
                                                      --------   --------   --------
Loans in school/deferment...........................   $1,429     $  865     $  614
Loans in repayment
    Loans current...................................    2,245      1,665      1,068
    Loans current in forbearance....................      313        208        247
    Loans delinquent 30-59 days.....................      101        201         70
    Loans delinquent 60-89 days.....................       45         36         19
    Loans delinquent greater than 90 days...........       91         74         57
                                                       ------     ------     ------
    Total loans in repayment........................    2,795      2,184      1,461
                                                       ------     ------     ------
Ending non-federally insured loan portfolio.........   $4,224     $3,049     $2,075
                                                       ======     ======     ======

"CORE CASH BASIS" FUNDING COSTS

    The Company's borrowings are generally variable-rate indexed principally to the 91-day Treasury bill, commercial paper, 52-week Treasury bill, or the constant maturity Treasury rate. The following table summarizes the average balance of debt (by index, after giving effect to the impact of interest rate swaps) for the years ended December 31, 2001, 2000 and 1999 (dollars in millions).

                                                               YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------
                                                   2001                  2000                  1999
                                            -------------------   -------------------   -------------------
                                            AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE
INDEX                                       BALANCE      RATE     BALANCE      RATE     BALANCE      RATE
-----                                       --------   --------   --------   --------   --------   --------
Treasury bill, principally 91-day.........  $56,082      4.21%    $50,972      6.65%    $44,057      5.41%
LIBOR.....................................    2,714      4.94       5,850      6.90       3,390      5.36
Discount notes............................    7,168      4.42       5,300      6.26       3,424      4.90
Fixed.....................................    8,637      5.73       5,633      6.18       5,655      5.57
Zero coupon...............................      192     11.14         171     11.17         153     11.14
Commercial paper..........................    4,229      3.09         969      6.65         302      5.69
Auction rate securities...................    1,101      3.67         653      5.65          --        --
Other.....................................       65      5.12         123      6.96         266      5.34
                                            -------     -----     -------     -----     -------     -----
Total.....................................  $80,188      4.39%    $69,671      6.64%    $57,247      5.42%
                                            =======     =====     =======     =====     =======     =====

"CORE CASH BASIS" OTHER INCOME

    "Core cash basis" other income excludes gains on student loan securitizations, servicing and securitization revenue, the effects of SFAS 133, gains on sales of student loans, and certain one-time gains and losses on sales of investment securities. For the years ended December 31, 2001, 2000 and 1999, "core cash basis" other income was $455 million, $281 million, and $84 million, respectively. "Core cash basis" other income mainly includes guarantor servicing fees, late fees earned on student loans, fees received from servicing third party portfolios of student loans, and commitment fees for letters of credit. The increase in "core cash basis" other income for 2001 versus 2000 and 1999 is principally due to fee income attributable to the acquisition of USA Group in July 2000. Guarantor servicing fees, late fees, third party servicing fees, and commitment fees for letters of credit contributed $255 million, $56 million, $53 million, and $11 million, respectively, to "core cash basis" other income during the year ended December 31, 2001, versus $128 million, $42 million, $39 million, and $16 million, respectively, for the year ended December 31, 2000. For the year ended December 31, 1999, "core cash basis" other income included $38 million in late fees, $5 million in third party servicing fees, and $19 million in commitment fees for letters of credit.

    In the fourth quarter of 2001, the Company recognized an $18 million loss on the impairment of assets generated from the scheduled sale of its Sallie Mae Solutions product line. This loss has been excluded from "core cash basis" other income.

FEDERAL AND STATE TAXES

    The Company's overall effective tax rate for the years ended December 31, 2001, 2000 and 1999 is 36 percent, 33 percent and 32 percent, respectively. The Company maintains a portfolio of tax-advantaged assets principally to support education-related financing activities. That portfolio was responsible for a decrease in the effective tax rate for the years ended December 31, 2001, 2000 and 1999 of two percent, two percent, and three percent, respectively. The GSE is exempt from all state, local and District of Columbia income, franchise, sales and use, personal property and other taxes, except for real property taxes. However, this tax exemption applies only to the GSE and does not apply to USA Education, Inc. or its other operating subsidiaries. Under the Privatization Act, the Company's GSE and non-GSE activities are separated, with non-GSE activities being subject to taxation at the state and local levels. State taxes for the years ended December 31, 2001, 2000 and 1999 increased the Company's effective tax rate by three percent, two percent and one percent, respectively.

    As increasing business activity occurs outside of the GSE, the impact of state and local taxes will increase accordingly. Ultimately all business activities will occur outside of the GSE, which could increase the Company's effective income tax rate by as much as five percentage points from the 1999 effective tax rate. The loss of the GSE tax exemption for sales and use and personal property taxes could increase operating costs by one percentage point.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

    The Company's primary requirements for capital are to fund the Company's operations, to purchase student loans and to repay its debt obligations while continuing to meet the GSE's statutory capital adequacy ratio test. The Company's primary sources of liquidity are through debt issuances by the GSE, off-balance sheet financings through securitizations, borrowings under its commercial paper and medium term notes programs, other senior note issuances by the Company, and cash generated by its subsidiaries' operations and distributed through dividends to the Company. The Company's borrowings are broken down as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                ---------------------------------------------------------------
                                                       2001                  2000                  1999
                                                -------------------   -------------------   -------------------
                                                AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE
                                                BALANCE      RATE     BALANCE      RATE     BALANCE      RATE
                                                --------   --------   --------   --------   --------   --------
GSE...........................................  $47,877      4.27%    $43,325      6.45%    $39,274      5.35%
Company.......................................    1,822      4.45         641      6.94         222      5.85
Securitizations (off-balance sheet)...........   30,489      4.58      25,705      6.97      17,751      5.56
                                                -------      ----     -------      ----     -------      ----
Total.........................................  $80,188      4.39%    $69,671      6.64%    $57,247      5.42%
                                                =======      ====     =======      ====     =======      ====

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

    The GSE's unsecured financing requirements are driven by three principal factors: refinancing of existing liabilities as they mature; financing of student loan portfolio growth; and the level of securitization activity.

SECURITIZATION ACTIVITIES

    In addition to the GSE debt, student loan securitization has been an important source of funding for the Company's managed student loan portfolio since 1995. As student loans are securitized and are removed from the balance sheet, the need for long-term financing decreases. Over the long term, securitization is expected to provide the principal source of long-term funding for the Company's managed portfolio of student loans. Management believes that securitizations represent an efficient source of funding.

    The Company's asset-backed securities generally have a higher cost of funds than its traditional on-balance sheet financing because the asset-backed securities are term match-funded and do not benefit from the GSE's status. However, the increased funding costs of the asset-backed securities are mitigated by the absence of the offset fees on securitized loans. Securitization also allows the Company to obtain term financing at a lower cost than otherwise would be achievable without the GSE's government-sponsored status. Securitizations to date have been structured to achieve an "AAA" credit rating on over 96 percent of its securities sold (with an "A" credit rating on the remaining subordinated securities). In 2001, the Company completed four securitization transactions totaling $6.0 billion in student loans and an additional $435 million through the recycling provisions of certain securitizations.

    In both late 1998 and early 1999, the Russian bond default in August 1998 caused financing spreads on potential Treasury bill indexed securitization transactions to be wider and thus more costly than previous years' transactions. As a result, the Company did not enter into a securitization transaction from September 1998 through May of 1999. Financial market conditions did improve to a point at which it was economical to securitize student loans, and in the second quarter of 1999, the Company reentered the asset-backed securities market by completing a $1.0 billion securitization. In 1999, the Company completed three securitization transactions totaling $4.0 billion in student loans.

During 1999, demand for Treasury bill securities remained high causing Treasury bill rates to remain low relative to other market indices. As a consequence, the Company issued $3.8 billion in LIBOR based asset-backed securities, the first issuances indexed to LIBOR in the history of the program. The Company's 2000 and 2001 securitization transactions continue to be indexed to LIBOR. The Company is managing this off-balance sheet basis risk through on-balance sheet financing activities, principally through basis swaps.

COMPANY FINANCING ACTIVITIES

    In order to finance non-GSE activities and in preparation for the eventual wind-down of the GSE, USA Education is developing additional financing vehicles. While continued use of the securitization market will be the core of the Company's financing strategy, these efforts will be supplemented by commercial paper, asset-backed commercial paper, bank lines of credit, underwritten long-term debt, and a medium-term note program. In the third quarter of 1999, the Company received credit ratings that will facilitate its access to the private funding markets: short-term debt ratings of A-1, F1+ and P-1, and long-term senior unsecured debt ratings of A, A+ and A3 were issued by S&P, Moody's and Fitch IBCA, Inc., respectively. Upon receiving its initial credit ratings, the Company initiated its commercial paper program. Effective
October 26, 2001, the Company renewed its $600 million 364-day revolving credit facility for an additional 364-day period. Liquidity support for the Company's commercial paper program is provided by this $600 million 364-day revolving credit facility which matures on October 25, 2002, and a $400 million 5-year revolving credit facility which matures on October 29, 2004.

    On October 3, 2000, the Company issued $500 million of its Senior Notes due September 16, 2002. During 2001, the Company issued an additional $1.6 billion of long term notes under its medium term note program and other senior note offerings.

    During 2001, the Company used the proceeds from student loan securitizations of $6.5 billion, repayments and claim payments on student loans of $3.5 billion, net proceeds from debt issuances of $3.0 billion, and the net proceeds from sales of student loans to purchase student loans of $13.5 billion.

    Operating activities provided net cash inflows of $839 million in 2001, an increase of $94 million from the net cash inflows of $745 million in 2000.

    During 2001, the Company issued $19.6 billion of long-term notes to refund maturing and repurchased obligations. At December 31, 2001, the Company had $17.3 billion of outstanding long-term debt issues of which $2.5 billion had stated maturities that could be accelerated through call provisions. The Company uses interest rate and foreign currency swaps (collateralized where appropriate), purchases of U.S. Treasury securities and other hedging techniques to reduce its exposure to interest rate and currency fluctuations that arise from its financing activities and to match the variable interest rate characteristics of its earning assets. (See "Interest Rate Risk Management.")

GSE WIND-DOWN

    Until the GSE is dissolved, the Privatization Act places a number of limitations on the Company. Under the Privatization Act, the GSE must wind down its operations and dissolve on or before September 30, 2008. The Company has the option of effecting an earlier dissolution of the GSE if certain conditions are met. On January 23, 2002, the GSE's board of directors approved management's plans to accelerate the wind-down of the entity by at least two years, with a view to effecting dissolution of the GSE no later than September 30, 2006. Any GSE debt obligations outstanding at the date of such dissolution are required to be defeased through creation of a fully collateralized trust, consisting of U.S. government or agency obligations with cash flows matching the interest and principal obligations of the defeased debt. The Privatization Act requires that on the dissolution date, the GSE shall repurchase or redeem, or make proper provisions for repurchase or redemption of any outstanding preferred stock. The GSE redeemed its Series A Adjustable Rate Cumulative Preferred Stock, its only outstanding preferred stock, in the fourth quarter of 2001. Also upon the GSE's dissolution, all of its remaining assets will transfer to the Company.

    The Privatization Act effectively requires that the GSE maintain a minimum statutory capital adequacy ratio (the ratio of stockholders' equity to total assets plus 50 percent of the credit equivalent amount of certain off-balance sheet items) of at least 2.25 percent or be subject to certain "safety and soundness" requirements designed to restore such statutory ratio. While the GSE may not finance the activities of its non-GSE affiliates, it may, subject to its minimum capital requirements, dividend retained earnings and surplus capital to USA Education, Inc., which in turn may contribute such amounts to its non-GSE subsidiaries. The Privatization Act requires management to certify to the Secretary of the Treasury that, after giving effect to the payment of dividends, the statutory capital ratio test would have been met at the time the dividend was declared. At December 31, 2001, the GSE's statutory capital adequacy ratio, after the effect of the dividends to be paid in the first quarter of 2002, was
2.95 percent.

    The GSE has also received guidance from the U.S. Department of Treasury's Office of Sallie Mae Oversight regarding safety and soundness considerations affecting its wind-down. As a result, in connection with any dividend declarations, the GSE will supplement the statutory minimum capital ratio requirement with a risk-based capital measurement formula. Management does not expect the capital levels of the Company's consolidated balance sheet to change as a result of this supplemental formula.

    The Privatization Act imposes certain restrictions on intercompany relations between the GSE and its affiliates during the wind-down period. In particular, the GSE must not extend credit to, nor guarantee, any debt obligations of USA Education, Inc. or its non-GSE subsidiaries.

    The Privatization Act provides that the GSE may continue to issue new debt obligations maturing on or before September 30, 2008. The legislation further provides that the legal status and attributes of the GSE's debt obligations, including the exemptions from SEC registration and state taxes, will be fully preserved until their respective maturities. Such debt obligations will remain GSE debt obligations, whether such obligations were outstanding at the time of, or issued subsequent to, the Reorganization. The obligations of USA Education, Inc. do not have GSE status.

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

    In addition to term match funding at December 31, 2001, $13.4 billion of the Company's asset-backed securities match the interest rate characteristics of the majority of the student loans in the trusts by being indexed to the 91-day Treasury bill. At December 31, 2001, there were approximately $2.9 billion of PLUS student loans outstanding in the trusts, which have interest rates that reset annually based on the final auction of 52-week Treasury bills before each July 1. In addition, at December 31, 2001, there were approximately
$19.8 billion of asset-backed securities indexed to

LIBOR. In its securitization transactions, the Company retains this basis risk and manages it within the trusts through its on-balance sheet financing and hedging activities. The effect of this basis risk management is included in the following table as the impact of securitized student loans.

    In the table below the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at December 31, 2001 and is not necessarily reflective of positions that existed throughout the period.

                                                         INTEREST RATE SENSITIVITY PERIOD
                                          ---------------------------------------------------------------
                                                     3 MONTHS   6 MONTHS
                                          3 MONTHS      TO         TO       1 TO 2     2 TO 5     OVER 5
                                          OR LESS    6 MONTHS    1 YEAR     YEARS      YEARS      YEARS
                                          --------   --------   --------   --------   --------   --------
ASSETS
Student loans...........................  $ 37,535    $2,818     $  648     $   --    $    --     $   --
Warehousing advances....................     1,024        --         --         --          2         10
Academic facilities financings..........        13        48         55         97        163        356
Cash and investments....................     4,044        58        124         10        244      1,307
Other assets............................       614        58        332        199        488      2,627
                                          --------    ------     ------     ------    -------     ------
    Total assets........................    43,230     2,982      1,159        306        897      4,300
                                          --------    ------     ------     ------    -------     ------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings...................    24,897     3,253      2,915         --         --         --
Long-term notes.........................     7,085        --        262      2,117      7,276        545
Other liabilities.......................       972        --         --         --         --      1,880
Stockholders' equity....................        --        --         --         --         --      1,672
                                          --------    ------     ------     ------    -------     ------
    Total liabilities and stockholders'
      equity............................    32,954     3,253      3,177      2,117      7,276      4,097
                                          --------    ------     ------     ------    -------     ------
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Interest rate swaps (notional amount)...    (7,134)    2,140      1,750      1,960      2,163       (879)
Impact of securitized student loans.....    (2,935)    2,935         --         --         --         --
                                          --------    ------     ------     ------    -------     ------
Total off-balance sheet financial
  instruments...........................   (10,069)    5,075      1,750      1,960      2,163       (879)
                                          --------    ------     ------     ------    -------     ------
Period gap..............................  $    207    $4,804     $ (268)    $  149    $(4,216)    $ (676)
                                          --------    ------     ------     ------    -------     ------
Cumulative gap..........................  $    207    $5,011     $4,743     $4,892    $   676     $   --
                                          ========    ======     ======     ======    =======     ======
Ratio of interest-sensitive assets to
  interest-sensitive liabilities........     133.2%     89.9%      26.0%       5.1%       5.6%     307.0%
                                          ========    ======     ======     ======    =======     ======
Ratio of cumulative gap to total
  assets................................       (.4)%    (9.5)%     (9.0)%     (9.3)%     (1.3)%       --%
                                          ========    ======     ======     ======    =======     ======

INTEREST RATE SENSITIVITY ANALYSIS

    While the Company follows a policy to minimize its sensitivity to changing interest rates by generally funding its floating rate student loan portfolio with floating rate debt, in low interest rate environments, the student loan portfolio earns at a minimum fixed interest rate. During 2001, the Company was in a low interest environment where the student loans were earning at a fixed minimum rate, while the funding costs for these loans continued to decrease.

    The Company chose to lock-in a portion of the income associated with this mismatch through the use of futures and swap contracts. The result of these hedging transactions was to convert a portion of floating rate debt into fixed rate debt, matching the fixed rate nature of the student loans during the low interest rate environment. Therefore, in certain low interest rate environments, the relative spread between the student loan asset rate and the converted fixed rate liability is fixed.

    If interest rates rise dramatically, then rates earned on the student loan asset will reach a point where it will become floating again. For those student loans where the fixed loan rate (in low interest rate environments) was economically hedged by fixed rate funding (through the use of derivatives), a higher spread will be earned in a high interest rate environment. The impact of the dramatic increase in rates on the hedging positions described above resulted in an approximate $260 million increase to earnings in the scenario in which interest rates are increased by 300 basis points for the year ended
December 31, 2001. The positions were not effective in the year 2000.

    The effect of short-term movements in interest rates on the Company's results of operations and financial position has been limited through the Company's risk-management activities. The following tables summarize the effect on earnings for the years ended December 31, 2001 and 2000 and the effect on fair values at December 31, 2001 and 2000 based upon a sensitivity analysis performed by the Company assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remained constant. The Company has chosen to show the effects of a hypothetical increase to interest rates, as an increase gives rise to a larger absolute value change to the financial statements. The effect on earnings was performed on the Company's variable rate assets, liabilities, and hedging instruments while the effect on fair values was performed on the Company's fixed rate assets, liabilities, and hedging instruments.

                                                                        YEARS ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------
                                                                2001                                2000
                                                   ------------------------------      ------------------------------
                                                          INTEREST RATES:                     INTEREST RATES:
                                                   INCREASE 100      INCREASE 300      INCREASE 100      INCREASE 300
                                                   BASIS POINTS      BASIS POINTS      BASIS POINTS      BASIS POINTS
                                                   ------------      ------------      ------------      ------------
EFFECT ON EARNINGS
Pre-tax net income before SFAS 133...........         $ (136)          $    35            $   (3)           $   34
SFAS 133 mark-to-market......................            358               875                --                --
                                                      ------           -------            ------            ------
Net income before taxes......................         $  222           $   910            $   (3)           $   34
                                                      ======           =======            ======            ======
Diluted earnings per share before SFAS 133...         $(.541)          $  .140            $(.013)           $ .135
                                                      ======           =======            ======            ======
Diluted earnings per share with SFAS 133.....         $ .882           $ 3.620            $(.013)           $ .135
                                                      ======           =======            ======            ======

                                                                              DECEMBER 31,
                                                   ------------------------------------------------------------------
                                                                2001                                2000
                                                   ------------------------------      ------------------------------
                                                          INTEREST RATES:                     INTEREST RATES:
                                                   INCREASE 100      INCREASE 300      INCREASE 100      INCREASE 300
                                                   BASIS POINTS      BASIS POINTS      BASIS POINTS      BASIS POINTS
                                                   ------------      ------------      ------------      ------------
EFFECT ON FAIR VALUES
Assets
  Student loans..............................         $ (403)          $  (845)           $ (154)           $ (282)
  Other earning assets.......................           (101)             (285)             (113)             (320)
  Non interest earning assets................           (272)             (408)               --                --
                                                      ------           -------            ------            ------
  Total assets...............................         $ (776)          $(1,538)           $ (267)           $ (602)
                                                      ======           =======            ======            ======
Liabilities
  Interest bearing liabilities...............         $  187           $   544            $   51            $  146
  Non interest bearing liabilities...........           (394)             (770)             (111)             (206)
                                                      ------           -------            ------            ------
  Total liabilities..........................         $ (207)          $  (226)           $  (60)           $  (60)
                                                      ======           =======            ======            ======

    At December 31, 2001 and 2000, the Company had outstanding liabilities totaling $38.2 billion and $42.9 billion, respectively, that mature in two years. If the Company had to refinance these obligations at a higher funding spread of five basis points, the annualized increase to interest expense would be $19 million and $21 million, respectively. If the Company had to refinance total outstanding liabilities at December 31, 2001 and 2000, the annualized increase to interest expense would be $24 million and $23 million, respectively.

AVERAGE TERMS TO MATURITY

    The following table reflects the average terms to maturity for the Company's managed earning assets and liabilities at December 31, 2001:

                      AVERAGE TERMS TO MATURITY (IN YEARS)

                                                ON-BALANCE   OFF-BALANCE
                                                  SHEET         SHEET      MANAGED
                                                ----------   -----------   --------
EARNING ASSETS
Student loans.................................     7.7           4.1         6.1
Warehousing advances..........................     5.4            --         5.4
Academic facilities financings................     6.8            --         6.8
Cash and investments..........................     4.2            --         4.2
                                                   ---           ---         ---
Total earning assets..........................     7.2           4.1         6.0
                                                   ===           ===         ===
BORROWINGS
Short-term borrowings.........................      .3            --          .3
Long-term borrowings..........................     3.6           4.1         3.9
                                                   ---           ---         ---
Total borrowings..............................     1.5           4.1         2.5
                                                   ===           ===         ===

    In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 4.2 years. As student loans are securitized, the need for long-term on-balance sheet financing will decrease.

COMMON STOCK

    The Company repurchased 19.4 million common shares during 2001 through its open market purchases and equity forward settlements. The Company also issued a net 10.7 million shares from its benefit plans. The net result was a decrease in outstanding shares to 155.5 million at December 31, 2001. At December 31, 2001, the total common shares that could potentially be acquired over the next three years under outstanding equity forward contracts was 11.2 million shares, and the Company has remaining authority to enter into additional share repurchases and equity forward contracts for 2.3 million shares.

    The Company's equity forward contracts permit the counterparty to terminate the contracts prior to their maturity date based on several factors including a significant drop in the Company's common stock price or a significant decrease in the credit ratings of the Company and/or the GSE (see Note 15 in the "Notes to the Consolidated Financial Statements"). In addition, the Company has negotiated with each of its equity forward counterparties a limit on the total number of shares that the Company can be required to deliver to the counterparty in settlement of the transactions. As of December 31, 2001 and December 31, 2000, the aggregate maximum number of shares that the Company could be required to deliver was 67.2 million and 55.9 million shares, respectively.

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                           -----------------------
                                                             2001           2000
                                                           --------       --------
Common shares repurchased:
  Open market............................................      2.7            2.1
  Equity forwards........................................     16.7            4.9
                                                            ------         ------
Total shares repurchased.................................     19.4            7.0
                                                            ------         ------
Average purchase price per share.........................   $44.32         $44.26
                                                            ======         ======
Equity forward contracts:
Outstanding at beginning of year.........................     18.2           21.4
New contracts............................................      9.7            1.7
Exercises................................................    (16.7)          (4.9)
                                                            ------         ------
Outstanding at end of year...............................     11.2           18.2
                                                            ======         ======
Remaining repurchase authority at end of year............      2.3            4.8
                                                            ======         ======

    As of December 31, 2001, the expiration dates and range of purchase prices for outstanding equity forward contracts are as follows:

                                                    OUTSTANDING     RANGE OF MARKET
YEAR OF MATURITY                                     CONTRACTS           PRICES
----------------                                    -----------   --------------------
2003..............................................       6.7      45.56 -- 80.97
2004..............................................       4.0      68.61 -- 82.26
2005..............................................        .5      86.11
                                                        ----
                                                        11.2
                                                        ====

OTHER RELATED EVENTS AND INFORMATION

LEGISLATIVE DEVELOPMENT

    On February 8, 2002, President Bush signed Public Law 107-139, an act that includes a provision that makes permanent the change to the index on which lender returns are set in the FFELP from the 91-day Treasury bill rate to the 90-day commercial paper rate. The act also provides that borrower rates will remain indexed to the 91-day Treasury bill until July 1, 2006 and that loans made on or after July 1, 2006 will have a fixed rate for borrowers: 6.8% for Stafford loans and 7.9% for PLUS loans.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    See Note 2 to the Consolidated Financial Statements, "Significant Accounting Policies--Recently Issued Accounting Pronouncements."

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Included within Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the financial statements listed under the heading "(a)
1. Financial Statements" of Item 14 hereof, which financial statements are incorporated by reference in response to this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information as to the directors and executive officers of the Company set forth under the captions "PROPOSAL 1--ELECTION OF DIRECTORS--Information Concerning Nominees" and "Executive Officers" in the Proxy Statement to be filed on Schedule 14A relating to the Company's Annual Meeting of Stockholders scheduled to be held on May 16, 2002 (the "Proxy Statement") is incorporated into this Report by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth under the caption "EXECUTIVE COMPENSATION" in the Proxy Statement is incorporated into this Report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the caption "STOCK OWNERSHIP" and "GENERAL INFORMATION--Principal Shareholders" in the Proxy Statement is incorporated into this Report by reference thereto. There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Nothing to report.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

    The following consolidated financial statements of USA Education, Inc. and the Report of the Independent Auditors thereon are included in Item 8 above:

Report of Independent Auditors..............................    F-2
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................    F-3
Consolidated Statements of Income for the years ended
  December 31, 2001, 2000 and 1999..........................    F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2001, 2000 and 1999......    F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................    F-6
Notes to Consolidated Financial Statements..................    F-7

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

(b) REPORTS ON FORM 8-K

    We filed two Current Reports on Form 8-K with the Commission during the quarter ended December 31, 2001 or thereafter. They were filed on:

    - November 7, 2001 in connection with entering into a distribution agreement with certain agents in connection with the Company's offering of up to $3 billion of its medium term notes, Series A

    - February 19, 2002 in connection with our press release announcing our earnings for the fourth quarter ended December 31, 2001 and our supplemental financial information for the same period

(c) EXHIBITS

   *2      Agreement and Plan of Reorganization by and among the
             Student Loan Marketing Association, SLM Holding
             Corporation, and Sallie Mae Merger Company
  **3.1    Amended and Restated Certificate of Incorporation of the
             Registrant
  **3.2    By-Laws of the Registrant
  **4      Warrant Certificate No. W-2, dated as of August 7, 1997
  *10.1    Board of Directors Restricted Stock Plan
  *10.2    Board of Directors Stock Option Plan
  *10.3    Deferred Compensation Plan for Directors
  *10.4    Incentive Performance Plan
  *10.5    Stock Compensation Plan
  *10.6    1993-1998 Stock Option Plan
  *10.7    Supplemental Pension Plan
  *10.8    Supplemental Employees' Thrift & Savings Plan (Sallie Mae
             401(K) Supplemental Savings Plan)
***10.9    Directors Stock Plan
***10.10   Management Incentive Plan
  *21      Subsidiaries of the Registrant
  +23      Consent of Arthur Andersen LLP
  +99      Company's Letter to Commission Concerning Representations
             from Arthur Andersen LLP

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

Dated: March 28, 2002                                  USA EDUCATION, INC.

                                                       By:              /s/ ALBERT L. LORD
                                                            -----------------------------------------
                                                                          Albert L. Lord
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       Chief Executive Officer
                 /s/ ALBERT L. LORD                      (Principal Executive
     -------------------------------------------         Officer)                      March 28, 2002
                   Albert L. Lord                        and Director

                                                       Executive Vice President and
                 /s/ JOHN F. REMONDI                     Chief Financial Officer
     -------------------------------------------         (Principal Financial and      March 28, 2002
                   John F. Remondi                       Accounting Officer)

                  /s/ EDWARD A. FOX
     -------------------------------------------       Chairman of the Board of        March 28, 2002
                    Edward A. Fox                        Directors

                /s/ CHARLES L. DALEY
     -------------------------------------------       Director                        March 28, 2002
                  Charles L. Daley

          /s/ WILLIAM M. DIEFENDERFER, III
     -------------------------------------------       Director                        March 28, 2002
            William M. Diefenderfer, III

              /s/ THOMAS J. FITZPATRICK
     -------------------------------------------       President and Chief             March 28, 2002
                Thomas J. Fitzpatrick                    Operating Officer

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
              /s/ DIANE SUITT GILLELAND
     -------------------------------------------       Director                        March 28, 2002
                Diane Suitt Gilleland

                  /s/ EARL A. GOODE
     -------------------------------------------       Director                        March 28, 2002
                    Earl A. Goode

                 /s/ ANN TORRE GRANT
     -------------------------------------------       Director                        March 28, 2002
                   Ann Torre Grant

                 /s/ RONALD F. HUNT
     -------------------------------------------       Director                        March 28, 2002
                   Ronald F. Hunt

            /s/ BENJAMIN J. LAMBERT, III
     -------------------------------------------       Director                        March 28, 2002
              Benjamin J. Lambert, III

               /s/ JAMES C. LINTZENICH
     -------------------------------------------       Director                        March 28, 2002
                 James C. Lintzenich

                 /s/ BARRY A. MUNITZ
     -------------------------------------------       Director                        March 28, 2002
                   Barry A. Munitz

            /s/ A. ALEXANDER PORTER, JR.
     -------------------------------------------       Director                        March 28, 2002
              A. Alexander Porter, Jr.

              /s/ WOLFGANG SCHOELLKOPF
     -------------------------------------------       Director                        March 28, 2002
                Wolfgang Schoellkopf

                /s/ STEVEN L. SHAPIRO
     -------------------------------------------       Director                        March 28, 2002
                  Steven L. Shapiro

                /s/ BARRY L. WILLIAMS
     -------------------------------------------       Director                        March 28, 2002
                  Barry L. Williams

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of USA Education, Inc.:

    We have audited the accompanying consolidated balance sheets of USA Education, Inc., and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Education, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years ended
December 31, 2001 in conformity with accounting principles generally accepted in the United States.

    As discussed in Notes 2 and 10 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivatives.

Arthur Andersen LLP
Vienna, VA
January 16, 2002

                              USA EDUCATION, INC.

                          CONSOLIDATED BALANCE SHEETS

          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
ASSETS
Student loans, net..........................................  $41,000,870   $37,647,297
Warehousing advances........................................    1,035,906       987,352
Academic facilities financings
  Bonds--available-for-sale.................................      396,895       498,775
  Loans.....................................................      335,346       352,393
                                                              -----------   -----------
Total academic facilities financings........................      732,241       851,168
Investments
  Trading...................................................          791            --
  Available-for-sale........................................    4,053,719     4,244,762
  Held-to-maturity..........................................    1,017,642       961,260
                                                              -----------   -----------
Total investments...........................................    5,072,152     5,206,022
Cash and cash equivalents...................................      715,001       734,468
Residual interest and servicing assets......................    1,859,450       961,252
Other assets................................................    2,458,339     2,404,229
                                                              -----------   -----------
Total assets................................................  $52,873,959   $48,791,788
                                                              ===========   ===========
LIABILITIES
Short-term borrowings.......................................  $31,064,821   $30,463,988
Long-term notes.............................................   17,285,350    14,910,939
Other liabilities...........................................    2,851,326     1,787,642
                                                              -----------   -----------
Total liabilities...........................................   51,201,497    47,162,569
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN SUBSIDIARY.............................           --       213,883

STOCKHOLDERS' EQUITY
Preferred stock, Series A, par value $.20 per share, 20,000
  shares authorized, 3,300 and 3,300 shares issued,
  respectively, at stated value of
  $50 per share.............................................      165,000       165,000
Common stock, par value $.20 per share, 375,000 shares
  authorized: 202,736 and 190,852 shares issued,
  respectively..............................................       40,547        38,170
Additional paid-in capital..................................      805,804       225,211
Unrealized gains on investments and derivatives (net of tax
  of $360,876 and $167,624, respectively)...................      670,199       311,301
Retained earnings...........................................    2,068,490     1,810,902
                                                              -----------   -----------
Stockholders' equity before treasury stock..................    3,750,040     2,550,584
Common stock held in treasury at cost:
  47,241 and 26,707 shares, respectively....................    2,077,578     1,135,248
                                                              -----------   -----------
Total stockholders' equity..................................    1,672,462     1,415,336
                                                              -----------   -----------
Total liabilities and stockholders' equity..................  $52,873,959   $48,791,788
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 2001         2000         1999
                                                              ----------   ----------   ----------
INTEREST INCOME:
  Student loans.............................................  $2,527,818   $2,854,231   $2,426,506
  Warehousing advances......................................      43,401       56,410       67,828
  Academic facilities financings:
    Taxable.................................................      31,408       36,819       39,123
    Tax-exempt..............................................      22,077       29,890       35,235
                                                              ----------   ----------   ----------
  Total academic facilities financings......................      53,485       66,709       74,358
  Investments...............................................     372,827      501,309      239,883
                                                              ----------   ----------   ----------
Total interest income.......................................   2,997,531    3,478,659    2,808,575

INTEREST EXPENSE:
  Short-term debt...........................................   1,490,173    2,266,229    1,762,147
  Long-term debt............................................     633,942      570,642      352,638
                                                              ----------   ----------   ----------
Total interest expense......................................   2,124,115    2,836,871    2,114,785
                                                              ----------   ----------   ----------
Net interest income.........................................     873,416      641,788      693,790
Less: provision for losses..................................      65,991       32,119       34,358
                                                              ----------   ----------   ----------
Net interest income after provision for losses..............     807,425      609,669      659,432
                                                              ----------   ----------   ----------
OTHER INCOME:
  Gains on student loan securitizations.....................      75,199       91,846       35,280
  Servicing and securitization revenue......................     634,320      295,646      288,584
  (Losses) gains on sales of securities.....................    (178,287)      18,622       43,001
  Guarantor servicing fees..................................     255,171      128,375           --
  Derivative market value adjustment........................    (452,425)          --           --
  Other.....................................................     183,639      153,143       83,925
                                                              ----------   ----------   ----------
Total other income..........................................     517,617      687,632      450,790
                                                              ----------   ----------   ----------
OPERATING EXPENSES:
  Salaries and benefits.....................................     362,904      280,886      138,571
  Other.....................................................     344,750      251,824      219,999
  Integration charge........................................          --       53,000           --
                                                              ----------   ----------   ----------
Total operating expenses....................................     707,654      585,710      358,570
                                                              ----------   ----------   ----------
Income before income taxes and minority interest in net
  earnings of subsidiary....................................     617,388      711,591      751,652
                                                              ----------   ----------   ----------
Income taxes:
  Current...................................................     451,954      267,837      360,494
  Deferred..................................................    (228,632)     (31,957)    (120,367)
                                                              ----------   ----------   ----------
Total income taxes..........................................     223,322      235,880      240,127
Minority interest in net earnings of subsidiary.............      10,070       10,694       10,694
                                                              ----------   ----------   ----------
NET INCOME..................................................     383,996      465,017      500,831
Preferred stock dividends...................................      11,501       11,522        1,438
                                                              ----------   ----------   ----------
Net income attributable to common stock.....................  $  372,495   $  453,495   $  499,393
                                                              ==========   ==========   ==========
Basic earnings per common share.............................  $     2.34   $     2.84   $     3.11
                                                              ==========   ==========   ==========
Average common shares outstanding...........................     159,078      159,482      160,577
                                                              ==========   ==========   ==========
Diluted earnings per common share...........................  $     2.28   $     2.76   $     3.06
                                                              ==========   ==========   ==========
Average common and common equivalent shares outstanding.....     163,400      164,355      163,158
                                                              ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                            PREFERRED               COMMON STOCK SHARES
                                              STOCK      -----------------------------------------   PREFERRED     COMMON
                                              SHARES       ISSUED       TREASURY      OUTSTANDING      STOCK        STOCK
                                            ----------   -----------   -----------   -------------   ----------   ---------
BALANCE AT DECEMBER 31, 1998..............               184,453,866   (20,327,213)   164,126,653     $     --     $36,891
  Comprehensive income:
    Net income............................
    Other comprehensive income, net of
      tax:
      Change in unrealized gains (losses)
        on investments, net of tax........
  Comprehensive income....................
  Cash dividends:
    Common stock ($.61 per share).........
    Preferred stock ($.44 per share)......
  Issuance of common shares...............                 1,615,753                    1,615,753                      323
  Issuance of preferred shares............  3,300,000                                                  165,000
  Tax benefit related to employee stock
    option and purchase plan..............
  Premiums on equity forward purchase
    contracts.............................
  Repurchase of common shares.............                              (8,165,859)    (8,165,859)
                                            ---------    -----------   -----------    -----------     --------     -------
BALANCE AT DECEMBER 31, 1999..............  3,300,000    186,069,619   (28,493,072)   157,576,547     $165,000     $37,214
  Comprehensive income:
    Net income............................
    Other comprehensive income, net of
      tax.................................
      Change in unrealized gains (losses)
        on investments, net of tax........
  Comprehensive income....................
  Cash dividends:
    Common stock ($.66 per share).........
    Preferred stock ($3.49 per share).....
  Issuance of common shares...............                 4,782,317     9,084,505     13,866,822                      956
  Tax benefit related to employee stock
    option and purchase plan..............
  Premiums on equity forward purchase
    contracts.............................
  Repurchase of common shares.............                              (7,298,524)    (7,298,524)
                                            ---------    -----------   -----------    -----------     --------     -------
BALANCE AT DECEMBER 31, 2000..............  3,300,000    190,851,936   (26,707,091)   164,144,845     $165,000     $38,170
  Comprehensive income:
    Net income............................
    Other comprehensive income, net of
      tax:
      Change in unrealized gains (losses)
        on investments, net of tax........
      Change in unrealized gains (losses)
        on derivatives, net of tax........
  Comprehensive income....................
  Cash dividends:
    Common stock ($.73 per share).........
    Preferred stock ($3.48 per share).....
  Issuance of common shares...............                11,884,450       164,255     12,048,705                    2,377
  Tax benefit related to employee stock
    option and purchase plan..............
  Premiums on equity forward purchase
    contracts.............................
  Repurchase of common shares.............                             (20,698,002)   (20,698,002)
                                            ---------    -----------   -----------    -----------     --------     -------
BALANCE AT DECEMBER 31, 2001..............  3,300,000    202,736,386   (47,240,838)   155,495,548     $165,000     $40,547
                                            =========    ===========   ===========    ===========     ========     =======

                                            ADDITIONAL                                ACCUMULATED OTHER         TOTAL
                                              PAID-IN      RETAINED     TREASURY        COMPREHENSIVE       STOCKHOLDERS'
                                              CAPITAL      EARNINGS       STOCK         INCOME (LOSS)           EQUITY
                                            -----------   ----------   -----------   --------------------   --------------
BALANCE AT DECEMBER 31, 1998..............   $ 26,871     $1,060,334   $  (842,209)        $371,739           $  653,626
  Comprehensive income:
    Net income............................                   500,831                                             500,831
    Other comprehensive income, net of
      tax:
      Change in unrealized gains (losses)
        on investments, net of tax........                                                  (74,004)             (74,004)
                                                                                                              ----------
  Comprehensive income....................                                                                       426,827
  Cash dividends:
    Common stock ($.61 per share).........                   (97,693)                                            (97,693)
    Preferred stock ($.44 per share)......                    (1,438)                                             (1,438)
  Issuance of common shares...............     61,464                                                             61,787
  Issuance of preferred shares............     (3,397)                                                           161,603
  Tax benefit related to employee stock
    option and purchase plan..............      7,510                                                              7,510
  Premiums on equity forward purchase
    contracts.............................    (29,621)                                                           (29,621)
  Repurchase of common shares.............                                (341,687)                             (341,687)
                                             --------     ----------   -----------         --------           ----------
BALANCE AT DECEMBER 31, 1999..............   $ 62,827     $1,462,034   $(1,183,896)        $297,735           $  840,914
  Comprehensive income:
    Net income............................                   465,017                                             465,017
    Other comprehensive income, net of
      tax.................................
      Change in unrealized gains (losses)
        on investments, net of tax........                                                   13,566               13,566
                                                                                                              ----------
  Comprehensive income....................                                                                       478,583
  Cash dividends:
    Common stock ($.66 per share).........                  (104,627)                                           (104,627)
    Preferred stock ($3.49 per share).....                   (11,522)                                            (11,522)
  Issuance of common shares...............    201,958                      372,366                               575,280
  Tax benefit related to employee stock
    option and purchase plan..............     25,393                                                             25,393
  Premiums on equity forward purchase
    contracts.............................    (64,967)                                                           (64,967)
  Repurchase of common shares.............                                (323,718)                             (323,718)
                                             --------     ----------   -----------         --------           ----------
BALANCE AT DECEMBER 31, 2000..............   $225,211     $1,810,902   $(1,135,248)        $311,301           $1,415,336
  Comprehensive income:
    Net income............................                   383,996                                             383,996
    Other comprehensive income, net of
      tax:
      Change in unrealized gains (losses)
        on investments, net of tax........                                                  409,232              409,232
      Change in unrealized gains (losses)
        on derivatives, net of tax........                                                  (50,334)             (50,334)
                                                                                                              ----------
  Comprehensive income....................                                                                       742,894
  Cash dividends:
    Common stock ($.73 per share).........                  (114,907)                                           (114,907)
    Preferred stock ($3.48 per share).....                   (11,501)                                            (11,501)
  Issuance of common shares...............    510,391                       10,358                               523,126
  Tax benefit related to employee stock
    option and purchase plan..............    118,642                                                            118,642
  Premiums on equity forward purchase
    contracts.............................    (48,440)                                                           (48,440)
  Repurchase of common shares.............                                (952,688)                             (952,688)
                                             --------     ----------   -----------         --------           ----------
BALANCE AT DECEMBER 31, 2001..............   $805,804     $2,068,490   $(2,077,578)        $670,199           $1,672,462
                                             ========     ==========   ===========         ========           ==========

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                        YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                  2001            2000            1999
                                                              -------------   -------------   -------------
OPERATING ACTIVITIES
  Net income................................................  $     383,996   $     465,017   $     500,831
  Adjustments to reconcile net income to net cash provided
    by operating activities:................................
    (Gains) on student loan securitizations.................        (75,199)        (91,846)        (35,280)
    Losses (gains) on sales of securities...................        178,287         (18,622)        (43,001)
    Derivative market value adjustment......................        452,425              --              --
    Provision for losses....................................         65,991          32,119          34,358
    Integration charge......................................             --          53,000              --
    (Increase) decrease in accrued interest receivable......       (144,588)         46,709        (165,048)
    (Decrease) increase in accrued interest payable.........        (39,455)        (11,606)          4,347
    (Increase) decrease in other assets.....................       (583,725)       (152,761)         20,208
    Increase in other liabilities...........................        601,656         422,637          21,809
                                                              -------------   -------------   -------------
  Total adjustments.........................................        455,392         279,630        (162,607)
                                                              -------------   -------------   -------------
Net cash provided by operating activities...................        839,388         744,647         338,224
                                                              -------------   -------------   -------------
INVESTING ACTIVITIES
  Student loans purchased...................................    (13,531,337)    (10,857,818)    (11,095,260)
  Reduction of student loans:
    Installment payments....................................      2,895,784       2,362,634       2,760,492
    Claims and resales......................................        627,168         481,829         474,105
    Proceeds from securitization of student loans...........      6,531,106       8,805,758       4,085,540
    Proceeds from sales of student loans....................        142,808         136,944         926,123
  Warehousing advances made.................................     (1,087,536)     (1,075,067)       (876,728)
  Warehousing advance repayments............................      1,038,982       1,130,410       1,016,765
  Academic facilities financings made.......................        (11,883)        (11,609)        (35,919)
  Academic facilities financings repayments.................        134,932         190,608         163,635
  Investments purchased.....................................    (45,450,862)    (55,750,718)    (12,972,279)
  Proceeds from sale or maturity of investments.............     45,553,861      55,887,600      11,699,915
  Purchase of subsidiaries, net of cash acquired............             --        (448,754)       (317,722)
                                                              -------------   -------------   -------------
Net cash (used in) provided by investing activities.........     (3,156,977)        851,817      (4,171,333)
                                                              -------------   -------------   -------------
FINANCING ACTIVITIES
  Short-term borrowings issued..............................    809,283,108     689,320,696     510,412,470
  Short-term borrowings repaid..............................   (816,749,157)   (690,106,439)   (508,290,421)
  Long-term notes issued....................................     19,558,823      17,162,579      12,234,054
  Long-term notes repaid....................................     (9,095,001)    (17,924,421)     (9,809,617)
  Minority interest -- preferred stock redemption...........       (213,883)             --              --
  Equity forward contracts and stock issued.................        593,328         535,706         201,279
  Common stock repurchased..................................       (952,688)       (323,718)       (341,687)
  Common dividends paid.....................................       (114,907)       (104,627)        (97,693)
  Preferred dividends paid..................................        (11,501)        (11,522)         (1,438)
                                                              -------------   -------------   -------------
Net cash provided by (used in) financing activities.........      2,298,122      (1,451,746)      4,306,947
                                                              -------------   -------------   -------------
Net (decrease) increase in cash and cash equivalents........        (19,467)        144,718         473,838
Cash and cash equivalents at beginning of year..............        734,468         589,750         115,912
                                                              -------------   -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $     715,001   $     734,468   $     589,750
                                                              =============   =============   =============
Cash disbursements made for:
  Interest..................................................  $   2,161,144   $   2,432,427   $   1,794,629
                                                              =============   =============   =============
  Income taxes..............................................  $     350,900   $     140,000   $     398,500
                                                              =============   =============   =============

          See accompanying notes to consolidated financial statements.

                              USA EDUCATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION AND PRIVATIZATION

    On August 7, 1997, pursuant to the Student Loan Marketing Association Reorganization Act of 1996 (the "Privatization Act") and approval by shareholders of an agreement and plan of reorganization, the Student Loan Marketing Association (the "GSE") was reorganized (the "Reorganization") into a subsidiary of USA Education, Inc. USA Education, Inc. is a holding company that operates through a number of subsidiaries including the GSE. References herein to the "Company" refer to the GSE and its subsidiaries for periods prior to the Reorganization and to USA Education, Inc. and its subsidiaries for periods after the Reorganization.

    Under the terms of the Reorganization each outstanding share of common stock, par value $.20 per share, of the GSE was converted into one share of common stock, par value $.20 per share, of USA Education, Inc. The GSE transferred all employees to non-GSE subsidiaries on August 7, 1997 and also transferred certain assets, including stock in certain subsidiaries, to USA Education, Inc. or one of its non-GSE subsidiaries on December 31, 1997. This transfer of the subsidiaries and assets and the related exchange of stock was accounted for at historical cost similar to a pooling of interests.

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

    The Privatization Act provides that the GSE may continue to issue new debt obligations maturing on or before September 30, 2008. The legislation further provides that the legal status and attributes of the GSE's debt obligations, including the Securities and Exchange Commission registration and state tax exemptions, will be fully preserved until their respective maturities. Such debt obligations remained GSE debt obligations, whether such obligations were outstanding at the time of, or issued subsequent to, the Reorganization. The obligations of USA Education do not have GSE status. Therefore, as the Company issues more of its obligations through non-GSE subsidiaries, the Company's cost of funds will increase. The Privatization Act requires the GSE to transfer its business to the Company and dissolve on or before September 30, 2008. The GSE's Board of Directors expects to complete the dissolution of the GSE by September 30, 2006. The Privatization Act also requires any GSE debt obligations outstanding at the date of such dissolution to be defeased through creation of a fully collateralized trust, consisting of U.S. government or agency obligations with cash flows matching the interest and principal obligations of the defeased debt. The Privatization Act further requires that the GSE's outstanding adjustable rate cumulative preferred stock be redeemed on September 30, 2008 or at such earlier time when the GSE is dissolved. The GSE redeemed its Series A Adjustable Rate Cumulative Preferred Stock, its only outstanding preferred stock, in the fourth quarter of 2001. Also upon the GSE's dissolution, all of its remaining assets will transfer to the Company. This dissolution plan and defeasance plan is dependent on many factors including the ability of the Company to acquire the GSE's assets and provide the GSE with cash or assets to defease the debt.

    The Omnibus Appropriations Act of 1998, signed into law by the President on October 21, 1998, amends the Federal Deposit Insurance Act by, among other things, providing an exception to its current prohibition on affiliations between government-sponsored entities and depository institutions. This exception allows USA Education, Inc. to become affiliated with a depository institution upon

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION AND PRIVATIZATION (CONTINUED) satisfaction of certain conditions and with the approval of the Secretary of the Treasury. Among the conditions are that: the dissolution of the GSE cannot be adversely affected by the affiliation; the dissolution of the GSE must occur within two years after the affiliation is consummated subject to the ability of the Secretary to extend such deadline for up to two one-year periods; and the GSE must be separate and distinct from the affiliated depository institution and cannot extend credit, provide credit enhancement or purchase any obligation of the depository institution. No such affiliation currently exists.

2. SIGNIFICANT ACCOUNTING POLICIES

LOANS

    Loans, consisting of federally insured student loans, non-federally insured student loans, student loan participations, warehousing advances, academic facilities financings, and other private loans are carried at their purchase price which, for student loans, includes unamortized premiums and unearned purchase discounts.

STUDENT LOAN INCOME

    The Company recognizes student loan income as earned, including amortization of premiums and the accretion of discounts. Additionally, income is recognized based upon the expected yield of the loan after giving effect to estimates for borrower utilization of incentives for timely and complete payment. Payments under floor revenue contracts are netted against student loan income.

ALLOWANCE FOR STUDENT LOAN LOSSES

    The Company has established an allowance for potential losses on the existing on-balance sheet portfolio of student loans. These student loan assets are presented net of the allowance on the balance sheet. In evaluating the adequacy of the allowance for losses, the Company considers several factors including trends in student loan claims rejected for payment by guarantors, default rates on non-federally insured student loans and the amount of Federal Family Education Loan Program ("FFELP") loans subject to two percent risk-sharing. The allowance is based on periodic evaluations of its loan portfolios considering past experience, changes to federal student loan programs, current economic conditions and other relevant factors. The allowance is maintained at a level that management believes is adequate to provide for estimated credit losses. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant changes.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents includes term federal funds and bank deposits with original terms to maturity less than three months.

INVESTMENTS

    Investments are held to provide liquidity, to economically hedge certain financing activities and to serve as a source of short-term income. Securities that are actively traded are accounted for at fair market value with unrealized gains and losses included in investment income. Securities that are

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) intended to be held-to-maturity are accounted for at amortized cost. Securities that fall outside of the two previous categories are considered as available-for-sale. Such securities are carried at market value, with the after-tax unrealized gain or loss, along with after-tax unrealized gain or loss on instruments which hedge such securities, carried as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts.

    The Company purchases U.S. Treasury and federal agency securities ("U.S. government securities") under agreements to resell the securities. These purchases are recorded as securities purchased under resale agreements, an asset in the Consolidated Balance Sheets. The Company can use these securities as collateral for repurchase agreements. The Company's policy is to take possession or control of the security underlying the resale agreement. The securities are revalued daily to determine if additional collateral is necessary from the borrower. The Company enters into sales of U.S. government securities under repurchase agreements, which are treated as financings, and the obligations to repurchase such securities sold are reflected as a liability in the Consolidated Balance Sheets. The dollar amount of the U.S. government securities underlying the repurchase agreements remains in investment securities.

RESIDUAL INTEREST AND SERVICING ASSET

    The residual interest and servicing asset results from the securitization of student loans. Accordingly, the Company records this asset which includes a residual interest, servicing rights and, in some cases, a cash reserve account. The Company receives sales treatment on its securitizations that has resulted in a gain on student loan securitizations on the Consolidated Statements of Income. This gain is based upon the difference between the cost basis of the assets sold and the fair value of the assets received. Furthermore, the Company records servicing and securitization revenue, the ongoing revenue from securitized pools, for both the revenue it receives for servicing loans in the securitization trusts and the income earned on the residual interest asset.

GOODWILL AND INTANGIBLE ASSETS

    The unamortized balance of goodwill at December 31, 2001 and 2000 was $282 million and $320 million, respectively, and was included in other assets. Goodwill is amortized on a straight-line basis over a 10 to 20 year period. For the years ended December 31, 2001, 2000, and 1999, goodwill amortization totaled approximately $38 million, $19 million and $3 million, respectively.

    Intangible assets, included in other assets, are amortized on a straight-line basis over a 3 to 18 year period. The following table summarizes the unamortized balances of intangible assets acquired in the

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
July 2000 purchase of USA Group, Inc. ("USA Group") as further discussed in
Note 3 (dollars in millions):

                                                                 DECEMBER 31,
                                                              -------------------         USEFUL
                                                                2001       2000            LIFE
                                                              --------   --------   ------------------
Customer relationships......................................    $139       $143         3-18 years
Software/technology.........................................      72         77          7 years
Trademarks..................................................      43         43         Indefinite
Assembled workforce.........................................      26         26         Indefinite
Employment non-compete agreements...........................       4          5          3 years
                                                                ----       ----
                                                                $284       $294
                                                                ====       ====

INTEREST EXPENSE

    Interest expense is based upon contractual interest rates adjusted for net payments/receipts under derivative financial instruments, which include interest rate swap agreements and foreign currency exchange agreements, the amortization of debt issuance costs, amortization of premiums and the accretion of discounts and deferred gains and losses on hedge transactions entered into to reduce interest rate risk.

GUARANTOR SERVICING FEES

    The Company performs services including loan origination, account maintenance, default aversion and collections for various guarantor agencies and the Department of Education ("DOE"). The fees associated with these services are accrued as they are earned. The majority of the fees result from the guarantor servicing contract the Company has entered into with United States Aid Funds, Inc. ("USA Funds").

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

EARNINGS PER COMMON SHARE

    Basic earnings per common share were computed using the weighted average of common shares outstanding during the year. Diluted earnings per common share were computed using the weighted average of common and common equivalent shares outstanding during the year. Common equivalent shares include shares issuable upon exercise of incentive stock options and non-qualified stock options. Equity forward sale transactions are included in common equivalent shares if the average market price of the Company's stock is less than the forward contract's exercise price.

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONSOLIDATION

    The consolidated financial statements include the accounts of USA Education, Inc. and its subsidiaries, after eliminating intercompany accounts and transactions. As further discussed in Note 9, the Company does not consolidate certain qualified special purpose entities created for securitization purposes.

USE OF ESTIMATES

    The Company's financial reporting and accounting policies conform to accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Key accounting policies that include significant judgments and estimates include securitization accounting, provision for loan losses, floor revenue sale contracts and derivative accounting.

RECLASSIFICATIONS

    Certain reclassifications have been made to the balances as of and for the years ended December 31, 2000 and 1999, to be consistent with classifications adopted for 2001.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    DERIVATIVE ACCOUNTING

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133" and Statement of Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities--Accounting for Certain Derivative Instruments and Certain Hedging Activities," were effective for the Company's financial statements beginning January 1, 2001.

    Upon adoption, all derivatives were recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or (3) hedge accounting not sought by the Company ("trading"). In order to qualify as a fair value or cash flow hedge, the derivative must be highly effective in mitigating the value or cash flow fluctuation of the hedged item. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk (including gains or losses on the firm commitments), are recorded in current period earnings. Changes

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability of cash flows (e.g., when periodic settlements on a variable-rate asset or liability are recorded in earnings). Last, changes in the fair value of derivative instruments where hedge accounting is not sought are reported in current period earnings.

    The Company will discontinue hedge accounting prospectively when (1) the derivative is determined to be ineffective in offsetting changes in the fair value or cash flows of a hedged item, including firm commitments or forecasted transactions; (2) the derivative expires or is sold, terminated, or exercised;
(3) the derivative is de-designated as a hedge instrument, because it is unlikely that a forecasted transaction will occur; (4) the hedged-firm commitment no longer meets the definition of a firm commitment; or (5) the designation of the derivative as a hedge instrument is determined to be inappropriate by management.

    When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the derivative will continue to be carried on the balance sheet at its fair value with subsequent changes in fair value recorded through earnings, and the hedged asset or liability will no longer be adjusted for changes in fair value. The premium or discount related to the hedged item will be amortized into earnings. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value with subsequent changes in fair value recorded through earnings, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value with subsequent changes in fair value recorded through earnings, and gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

    In accordance with the transition provisions of SFAS 133, the Company recorded at January 1, 2001 a net-of-tax cumulative-effect-type net gain of $1 million in earnings and a net-of-tax cumulative-effect-type loss of $39 million in other comprehensive income. The Company expects to amortize
$2 million of net-of-tax losses related to transition amounts during the next 12 months.

    EQUITY DERIVATIVE ACCOUNTING

    On March 16, 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-7, "Application of Issue No. 96-13, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,' to Equity Derivative Instruments That Contain Certain Provisions That Require Net Cash Settlement If Certain Events Outside the Control of the Issuer Occur." The EITF announced a consensus that any equity derivative contract that could require net cash settlement (as defined in EITF Issue No. 96-13) must be accounted for as an asset or liability and cannot be included in the permanent equity of the Company. In addition, any equity derivative contracts that could require physical settlement by a cash payment to the counterparty in exchange for the issuer's shares, must be accounted for as temporary equity. On
September 20, 2000, the EITF

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reached a final consensus on EITF Issue No. 00-19, "Determination of Whether Share Settlement is within the Control of the Issuer for Purposes of Applying Issue No. 96-13." EITF Issue No. 00-19 provides that in order for the contract to be accounted for as permanent equity, the contract's provisions should put the company's counterparty in no better position than the company's common shareholders. The EITF also confirmed the effective date of EITF Issue No. 00-7 to be June 30, 2001 for contracts entered into before September 20, 2000. If the contract is entered into after September 20, 2000, EITF Issue No. 00-19 is applicable at contract inception. As of December 31, 2001, the Company's equity forward contracts satisfy the requirements of EITF No. 00-7 and EITF No. 00-19 to allow accounting through permanent equity.

    SECURITIZATION ACCOUNTING

    In October 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125." SFAS 140 required new disclosures about securitizations and retained interests in securitized financial assets and revised the criteria involving qualifying special purpose entities. Under SFAS 140, entities are required to disclose information about securitizations regarding accounting policies, securitization characteristics, key assumptions used, and cash flows between the securitization special purpose entities and the transferor. Additionally, entities are required to disclose information related to retained interests in securitized financial assets, regarding accounting policies for subsequent measuring of retained interests, key assumptions used in subsequent fair value measurements, sensitivity analysis showing hypothetical effects on fair values based on unfavorable variations from key assumptions and general characteristics of the securitized assets such as principal balances, delinquencies and credit losses. These new disclosure requirements are included in Note 9. Additionally, SFAS 140 revises the criteria involving qualifying special purpose entities. These revisions related to special purpose entities have been applied prospectively to transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001.

    In July 2000, FASB issued EITF No. 99-20 ("EITF No. 99-20"), "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." This statement requires that all changes in assumptions regarding expected future cash flows related to such assets that are used to calculate income yields be recognized prospectively through revised income yields unless impairment is required to be recognized, at which time an investment is written down to fair value. Impairment is deemed to have occurred when the current present value of expected cash flows is less than the inception date present value of expected cash flows initially projected to remain at the current date. EITF No. 99-20 was implemented on April 1, 2001 and did not have a material impact.

    GOODWILL ACCOUNTING

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires companies to use the purchase method of accounting for all business combinations initiated after

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
June 30, 2001, and broadens the criteria for recording identifiable intangible assets separate from goodwill. SFAS 142 requires companies to cease systematically amortizing goodwill (and other intangible assets with indefinite lives), but rather perform an assessment for impairment by applying a fair-value-based test on an annual basis (or an interim basis if circumstances indicate a possible impairment). Future impairment losses are to be recorded as an operating expense, except at the transition date, when any impairment write-off of existing goodwill is to be recorded as a "cumulative effect of change in accounting principle." In accordance with SFAS 142, any goodwill and indefinite-life intangibles resulting from acquisitions completed after June 30, 2001 will not be amortized. Effective January 1, 2002, the Company will cease the amortization of goodwill and indefinite-life intangibles in accordance with SFAS 142. Beginning in the first quarter of 2002, the Company will be required to test its goodwill for impairment, which could have an adverse effect on the Company's future results of operations if an impairment occurs. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS 142.

3. ACQUISITIONS

    In July 1999, the Company completed the purchase of Nellie Mae Corporation for $332 million in cash and stock in an acquisition accounted for as a purchase. As a result of the purchase, the Company recorded $90 million in goodwill. At the time of the acquisition, Nellie Mae had an outstanding student loan portfolio of $2.6 billion. Nellie Mae's results of operations for the year ended December 31, 1999 were immaterial to the Company's financial position and its results of operations. The fair value of Nellie Mae's assets and liabilities at the date of acquisition are presented below (dollars in millions):

Student loans...............................................  $ 2,585
Cash and investments........................................       15
Goodwill....................................................       90
Other assets................................................       97
Short-term borrowings.......................................   (1,373)
Long-term notes.............................................   (1,029)
Other liabilities...........................................      (53)
                                                              -------
Fair value of net assets acquired...........................  $   332
                                                              =======

    In July 2000, the Company completed the acquisition of Student Loan Funding Resources, Inc. ("SLFR") from the Thomas J. Conlan Education Foundation for $120 million in cash. SLFR was the eighth largest holder of federal student loans in the nation with a $3.1 billion portfolio. As a result of the purchase, the Company recorded $51 million in goodwill. SLFR's results of operations for the years ended December 31, 2000 and 1999 were immaterial to the Company's financial position and its results of operations. The fair value of SLFR's assets and liabilities at the date of acquisition are presented below (dollars in millions):

Student loans...............................................  $ 3,103
Cash and investments........................................      368
Goodwill....................................................       51
Other assets................................................      112
Short-term borrowings.......................................     (753)
Long-term notes.............................................   (2,692)
Other liabilities...........................................      (69)
                                                              -------
Fair value of net assets acquired...........................  $   120
                                                              =======

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

3. ACQUISITIONS (CONTINUED)

    In July 2000, the Company completed the acquisition of the guarantee servicing, student loan servicing and secondary market operations of USA
Group, Inc. ("USA Group"). The acquisition price was $806 million in cash and stock. As a result of the purchase, the Company recorded $149 million in goodwill and $294 million in intangibles. USA Group's results of operations for the years ended December 31, 2000 and 1999 were immaterial to the Company's financial position and its results of operations. The fair value of USA Group's assets and liabilities at the date of acquisition are presented below (dollars in millions):

Student loans...............................................  $ 1,421
Cash and investments........................................      217
Goodwill....................................................      149
Intangibles.................................................      294
Other assets................................................      374
Long-term notes.............................................   (1,489)
Other liabilities...........................................     (160)
                                                              -------
Fair value of net assets acquired...........................  $   806
                                                              =======

4. STUDENT LOANS

    The Company purchases student loans from originating lenders and originates student loans on its own behalf. The Company's portfolio consists principally of loans originated under two federally sponsored programs--the Federal Family Education Loan Program ("FFELP") and the Health Education Assistance Loan Program ("HEAL"). The Company also purchases and originates private education loans.

    The FFELP is subject to comprehensive reauthorization every six years and to frequent statutory and regulatory changes. The most recent reauthorization was the Higher Education Amendments of 1998.

    There are three principal categories of FFELP loans: Stafford loans, PLUS loans, and consolidation loans. Generally, Stafford and PLUS loans have repayment periods of between five and ten years. Consolidation loans have repayment periods of twelve to thirty years. FFELP loans obligate the borrower to pay interest at a stated fixed rate or an annually reset variable rate that has a cap. The interest rates are either fixed to term or reset annually on July 1 of each year depending on when the loan was originated. The Company earns interest at the greater of the borrower's rate or a floating rate. If the floating rate exceeds the borrower rate, the DOE makes a payment directly to the Company based upon the Special Allowance Payment ("SAP") formula. SAP is generally paid whenever the average of all of the applicable floating rates (91-day Treasury bill, commercial paper, 52-week Treasury bill, or the constant maturity Treasury rate) in a calendar quarter, plus a spread of between 1.74 and
3.50 percentage points depending on the loan status and origination date, exceeds the rate of interest which the borrower is obligated to pay. (See "Appendix A--Special Allowance Payments.") If the floating rate determined by the SAP formula is less than the rate the borrower is obligated to pay, the Company simply earns interest at the borrower rate. In all cases, the rate a borrower is obligated to pay sets a minimum rate for determining the yield that the Company earns on the loan.

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. STUDENT LOANS (CONTINUED)
    The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, the commercial paper index, the 52-week Treasury bill, or the constant maturity Treasury rate, either directly or through the use of derivative financial instruments which are intended to mimic the interest rate characteristics of the student loans. Such borrowings in general, however, do not have minimum rates. As a result, in certain declining interest rate environments, the portfolio of student loans may be earning at the minimum borrower rate while the Company's funding costs (exclusive of fluctuations in funding spreads) will generally decline along with short-term interest rates. For loans where the borrower's interest rate is fixed to term, lower interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of a low interest rate environment will only enhance student loan spreads through the next annual reset of the borrower's interest rates, which occurs on July 1 of each year.

    The Company is required to pay to the DOE a 30 basis point offset fee on Stafford and PLUS loans purchased and held by the GSE after August 10, 1993, and a 105 basis point consolidation loan rebate fee on all consolidation loans purchased and held after October 1, 1993 or a 62 basis point consolidation loan rebate fee on all consolidation applications received between October 1, 1998 and January 31, 1999. Each fee is payable to the DOE. Also, all loans acquired after October 1, 1993 are subject to risk sharing on claim payments under which the loan is guaranteed for 98 percent of the balance plus accrued interest.

    The estimated average remaining term of student loans in the Company's portfolio was approximately 7.7 years and 7.2 years at December 31, 2001 and 2000, respectively. The following table reflects the distribution of the Company's student loan portfolio by program.

                                                           DECEMBER 31,
                                                     -------------------------
                                                        2001          2000
                                                     -----------   -----------
FFELP--Stafford....................................  $18,396,404   $18,844,378
FFELP--PLUS/SLS....................................    2,637,087     1,992,605
FFELP--Consolidation loans.........................   13,968,700    11,692,286
HEAL...............................................    1,774,551     2,069,064
Non-federally insured..............................    4,224,128     3,048,964
                                                     -----------   -----------
Total student loans, net...........................  $41,000,870   $37,647,297
                                                     ===========   ===========

    As of December 31, 2001 and 2000, 78 percent and 81 percent, respectively, of the Company's on-balance sheet student loan portfolio was in repayment.

    The Company's FFELP loans are insured against the borrower's default, death, disability or bankruptcy. Insurance on FFELP loans is provided by certain state or non-profit guarantee agencies, which are reinsured by the federal government. FFELP loans originated prior to October 1, 1993 are reinsured 100 percent by the federal government, while FFELP loans originated after October 1, 1993, except in cases of death, disability and bankruptcy which are 100 percent insured, are reinsured for 98 percent of their unpaid balance resulting in two percent risk-sharing for holders of these loans. At December 31, 2001 and 2000, the Company owned $18.8 billion and $18.3 billion of 100 percent

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4. STUDENT LOANS (CONTINUED)
reinsured FFELP loans, and $16.2 billion and $14.2 billion of 98 percent reinsured loans, respectively. HEAL loans are directly insured 100 percent by the federal government.

    Both FFELP and HEAL loans are subject to regulatory requirements relating to servicing. In the event of default on a student loan or the borrower's death, disability or bankruptcy, the Company files a claim with the insurer or guarantor of the loan, who, provided the loan has been properly originated and serviced, and in the case of HEAL loans, litigated, pays the Company the unpaid principal balance and accrued interest on the loan less risk-sharing, where applicable.

    Claims not immediately honored by the guarantor because of servicing or origination defects are returned for remedial servicing, during which period income is not earned. On certain paid claims, guarantors assess a penalty for minor servicing defects. Costs associated with claims on defaulted student loans, which include such penalties, reduced interest income on student loans by $7 million, $5 million and $5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

    Non-federally insured loans are primarily education-related student loans to students attending post-secondary educational institutions or career training institutions. The Company bears all risk of loss on these loans.

5. ALLOWANCE FOR LOSSES

    The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. The Company evaluates the adequacy of the provision for losses on its federally insured portfolio of student loans separately from its non-federally insured portfolio. For the federally insured portfolio, the Company primarily considers trends in student loan claims rejected for payment by guarantors due to servicing defects as well as overall default rates on those FFELP student loans subject to the two percent risk-sharing, i.e., those loans that are insured as to 98 percent of principal and accrued interest. Once a student loan is rejected for claim payment, the Company's policy is to continue to pursue the recovery of principal and interest. Due to the nature of the FFELP assets and the extensive collection efforts in which the Company engages, the Company currently writes off an unpaid claim once it has aged to two years.

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

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5. ALLOWANCE FOR LOSSES (CONTINUED)
    The following table shows the loan delinquency trends for the years presented on the Company's non-federally insured student loan portfolio.

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                        2001       2000       1999
                                                      --------   --------   --------
Loans in school/deferment...........................   $1,429     $  865     $  614
Loans in repayment
    Loans current...................................    2,245      1,665      1,068
    Loans current in forbearance....................      313        208        247
    Loans delinquent 30-59 days.....................      101        201         70
    Loans delinquent 60-89 days.....................       45         36         19
    Loans delinquent greater than 90 days...........       91         74         57
                                                       ------     ------     ------
    Total loans in repayment........................    2,795      2,184      1,461
                                                       ------     ------     ------
Ending non-federally insured student loan
  portfolio.........................................   $4,224     $3,049     $2,075
                                                       ======     ======     ======

    The following table summarizes changes in the allowance for student loan losses for the years ended December 31, 2001, 2000 and 1999, respectively.

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  2001       2000       1999
                                                --------   --------   --------
BALANCE AT BEGINNING OF YEAR..................  $227,406   $206,032   $202,864
Additions
    Provisions for losses.....................    74,754     30,477     33,740
    Recoveries................................    10,089      5,109      6,354
    Reserves acquired.........................        --      7,585      9,434
    Other.....................................    24,922     21,226      3,334
Deductions
    Reductions for student loan sales and
      securitizations.........................   (13,608)   (16,648)    (8,445)
    Charge-offs...............................   (58,423)   (26,375)   (41,249)
                                                --------   --------   --------
BALANCE AT END OF YEAR........................  $265,140   $227,406   $206,032
                                                ========   ========   ========

    The provision for losses reflected in the Consolidated Statements of Income also includes a $9 million benefit, a $2 million provision and a $1 million provision for the years ended December 31, 2001, 2000 and 1999, respectively, for the maintenance of certain reserves.

6. INVESTMENTS

    At December 31, 2001 and 2000, all investments that are classified as trading and available-for-sale securities are carried at fair market value. In the year ended December 31, 2000 the fair market value of U.S. Treasury securities was adjusted for unrealized gains and losses on $1.1 billion (notional) of interest rate swaps (see Note 10), which are held to reduce interest rate risk related to these securities ($43 million of unrealized losses at December 31, 2000). With the adoption of SFAS 133 on January 1,

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. INVESTMENTS (CONTINUED)
2001, the fair value of these interest rate swaps are recorded as a derivative valuation in the other liabilities section of the balance sheet. Securities classified as held-to-maturity are carried at cost. A summary of investments at December 31, 2001 and 2000 follows:

                                                                   DECEMBER 31, 2001
                                                   -------------------------------------------------
                                                                  GROSS        GROSS
                                                   AMORTIZED    UNREALIZED   UNREALIZED     MARKET
                                                      COST        GAINS        LOSSES       VALUE
                                                   ----------   ----------   ----------   ----------
Trading
  U.S. Treasury and other U.S. government agency
    obligations
    U.S. Treasury securities (Rabbi Trust).......  $      763    $     28     $     --    $      791
                                                   ----------    --------     --------    ----------
    Total investment securities trading..........  $      763    $     28     $     --    $      791
                                                   ==========    ========     ========    ==========
Available-for-sale
  U.S. Treasury and other U.S. government
    agencies obligations
    U.S. Treasury securities.....................  $1,087,183    $502,324     $(11,470)   $1,578,037
  State and political subdivisions of the U.S.
    student loan revenue bonds...................     106,499       2,501           --       109,000
  Asset-backed and other securities
    Asset-backed securities......................   2,202,652       1,554       (3,261)    2,200,945
    Commercial paper.............................      43,437          --           --        43,437
    Third party repurchase agreements............     110,700          --           --       110,700
    Discount notes...............................       1,811          26           --         1,837
    Other securities.............................       9,784          --          (21)        9,763
                                                   ----------    --------     --------    ----------
    Total investment securities
      available-for-sale.........................  $3,562,066    $506,405     $(14,752)   $4,053,719
                                                   ==========    ========     ========    ==========
Held-to-maturity
  Other..........................................  $1,017,642    $    274     $     --    $1,017,916
                                                   ----------    --------     --------    ----------
Total investment securities held-to-maturity.....  $1,017,642    $    274     $     --    $1,017,916
                                                   ==========    ========     ========    ==========

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. INVESTMENTS (CONTINUED)

                                                                   DECEMBER 31, 2000
                                                   -------------------------------------------------
                                                                  GROSS        GROSS
                                                   AMORTIZED    UNREALIZED   UNREALIZED     MARKET
                                                      COST        GAINS        LOSSES       VALUE
                                                   ----------   ----------   ----------   ----------
Available-for-sale
  U.S. Treasury and other U.S. government agency
    obligations
    U.S. Treasury securities.....................  $  975,995    $506,205     $(54,491)   $1,427,709
  State and political subdivisions of the U.S.
    student loan revenue bonds...................     123,765       2,172           --       125,937
  Asset-backed and other securities
    Asset-backed securities......................   1,440,451         894       (7,640)    1,433,705
    Commercial paper.............................   1,109,955          --           --     1,109,955
    Third party repurchase agreements............     108,600          --           --       108,600
    Discount notes...............................      34,558          27           (1)       34,584
    Other securities.............................       5,143          --         (871)        4,272
                                                   ----------    --------     --------    ----------
    Total investment securities
      available-for-sale.........................  $3,798,467    $509,298     $(63,003)   $4,244,762
                                                   ==========    ========     ========    ==========
Held-to-maturity
  Other..........................................  $  961,260    $    130     $    (75)   $  961,315
                                                   ----------    --------     --------    ----------
Total investment securities held-to-maturity.....  $  961,260    $    130     $    (75)   $  961,315
                                                   ==========    ========     ========    ==========

    The Company sold available-for-sale securities with a carrying value of $2.8 billion, $960 million and $194 million for the years ended December 31, 2001, 2000 and 1999, respectively. These sales resulted in gross realized gains of $3 million, $37 million and $14 million for the years ended December 31, 2001, 2000 and 1999, respectively. These sales resulted in gross realized losses of $1 million for each of the years ended December 31, 2001 and 2000. There were no gross realized losses in 1999.

    Included in the Company's December 31, 2001 and December 31, 2000 balances of held-to-maturity assets were investments in leveraged leases of $296 million and $291 million, respectively. As of December 31, 2001 and December 31, 2000, $282 million and $276 million, respectively, of these leveraged leases represent general obligations of major U.S. commercial airlines. The airline industry has been in a state of uncertainty since the events of September 11, 2001. In the event of default, any potential loss would be partially mitigated by recoveries on the sale of the aircraft collateral and elimination of expected tax liabilities reflected in the balance sheet of $259 million and $263 million at December 31, 2001 and December 31, 2000, respectively. Any potential loss would be increased by incremental tax obligations related to forgiveness of debt obligations.

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

6. INVESTMENTS (CONTINUED)
    As of December 31, 2001, stated maturities and maturities if accelerated to the put or call dates for investments are shown in the following table:

                                                  DECEMBER 31, 2001
                                   ------------------------------------------------
                                    HELD-TO-       AVAILABLE-FOR-SALE
                                    MATURITY    ------------------------   TRADING
                                   ----------                MATURITY TO   --------
                                     STATED       STATED     PUT OR CALL    STATED
YEAR OF MATURITY                    MATURITY     MATURITY       DATE       MATURITY
----------------                   ----------   ----------   -----------   --------
2002.............................  $   15,249   $  292,346   $  307,619      $618
2003.............................      99,055      102,199       95,847       173
2004.............................       6,458      215,434      207,547        --
2005.............................      10,614      721,349      726,911        --
2006.............................       4,500      637,728      634,233        --
2007-2011........................     423,840    1,828,309    1,825,208        --
After 2011.......................     457,926      256,354      256,354        --
                                   ----------   ----------   ----------      ----
Total............................  $1,017,642   $4,053,719   $4,053,719      $791
                                   ==========   ==========   ==========      ====

7. SHORT-TERM BORROWINGS

    Short-term borrowings have an original or remaining term to maturity of one year or less. The following tables summarize outstanding short-term notes at December 31, 2001, 2000 and 1999, the weighted average interest rates at the end of each period, and the related average balances, weighted average interest rates and weighted average effective interest rates, which include the effects of related derivative instruments (see Note 10) during the periods.

                                                DECEMBER 31, 2001         YEAR ENDED DECEMBER 31, 2001
                                              ----------------------   ----------------------------------
                                                                                                WEIGHTED
                                                            WEIGHTED                 WEIGHTED    AVERAGE
                                                            AVERAGE                  AVERAGE    EFFECTIVE
                                                ENDING      INTEREST     AVERAGE     INTEREST   INTEREST
                                                BALANCE       RATE       BALANCE       RATE       RATE
                                              -----------   --------   -----------   --------   ---------
Six month floating rate notes...............  $ 3,149,421     1.90%    $ 4,111,595     4.04%      4.17%
Other floating rate notes...................    2,901,235     1.99       8,183,464     4.31       4.33
Discount notes..............................    7,345,038     2.35       8,834,578     4.34       4.37
Fixed rate notes............................    1,550,000     3.17         782,657     3.75       3.46
Commercial paper............................      449,712     1.94         524,911     4.22       4.54
Securities sold--not yet purchased and
  repurchase agreements.....................           --       --          65,215     5.12       5.12
Short-term portion of long-term notes.......   15,669,415     2.57      13,149,619     4.01       3.99
                                              -----------     ----     -----------     ----       ----
Total short-term borrowings.................  $31,064,821     2.42%    $35,652,039     4.16%      4.18%
                                              ===========     ====     ===========     ====       ====
Maximum outstanding at any month end........  $41,669,088
                                              ===========

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. SHORT-TERM BORROWINGS (CONTINUED)

                                                DECEMBER 31, 2000         YEAR ENDED DECEMBER 31, 2000
                                              ----------------------   ----------------------------------
                                                                                                WEIGHTED
                                                            WEIGHTED                 WEIGHTED    AVERAGE
                                                            AVERAGE                  AVERAGE    EFFECTIVE
                                                ENDING      INTEREST     AVERAGE     INTEREST   INTEREST
                                                BALANCE       RATE       BALANCE       RATE       RATE
                                              -----------   --------   -----------   --------   ---------
Six month floating rate notes...............  $ 5,199,084     6.56%    $ 4,659,778     6.41%      6.49%
Other floating rate notes...................   10,408,129     6.62      10,851,918     6.54       6.54
Discount notes..............................    6,274,994     6.33       5,808,364     6.19       6.24
Fixed rate notes............................      360,000     6.54       2,043,618     5.96       6.01
Commercial paper............................      619,248     6.75         600,781     6.47       6.89
Securities sold--not yet purchased and
  repurchase agreements.....................           --       --         123,948     6.96       6.96
Short-term portion of long-term notes.......    7,602,533     6.37      11,242,038     6.28       6.40
                                              -----------     ----     -----------     ----       ----
Total short-term borrowings.................  $30,463,988     6.49%    $35,330,445     6.35%      6.41%
                                              ===========     ====     ===========     ====       ====
Maximum outstanding at any month end........  $39,064,856
                                              ===========

                                               DECEMBER 31, 1999         YEAR ENDED DECEMBER 31, 1999
                                             ----------------------   ----------------------------------
                                                                                               WEIGHTED
                                                           WEIGHTED                 WEIGHTED    AVERAGE
                                                           AVERAGE                  AVERAGE    EFFECTIVE
                                               ENDING      INTEREST     AVERAGE     INTEREST   INTEREST
                                               BALANCE       RATE       BALANCE       RATE       RATE
                                             -----------   --------   -----------   --------   ---------
Six month floating rate notes..............  $ 4,849,106     5.81%    $ 4,644,440     5.30%       5.38%
Other floating rate notes..................   12,478,317     5.83      10,223,891     5.35        5.42
Discount notes.............................    1,406,163     5.45       4,407,311     4.90        5.00
Fixed rate notes...........................    3,777,793     5.84       3,370,924     5.41        5.20
Commercial paper...........................      394,968     6.47          56,822     5.82        6.10
Securities sold--not yet purchased and
  repurchase agreements....................           --       --          94,575     4.87        4.91
Short-term portion of long-term notes......   14,584,904     5.84      10,405,996     5.43        5.33
                                             -----------     ----     -----------     ----      ------
Total short-term borrowings................  $37,491,251     5.76%    $33,203,959     5.31%       5.31%
                                             ===========     ====     ===========     ====      ======
Maximum outstanding at any month end.......  $39,618,707
                                             ===========

    To match the interest rate characteristics of short-term notes with the rate characteristics of certain assets, the Company enters into interest rate swaps with independent parties. Under these agreements, the Company makes periodic payments, indexed to the related asset rates, in exchange for periodic payments which generally match the Company's interest obligations on fixed or variable rate notes (see Note 10).

8. LONG-TERM NOTES

    The following tables summarize outstanding long-term notes at December 31, 2001 and 2000, the weighted average interest rates and related notional amount of derivatives used to economically hedge

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. LONG-TERM NOTES (CONTINUED)
at the end of the periods, and the related average balances and weighted average effective interest rates, which include the effects of related derivative instruments (see Note 10), during the periods. The derivative instruments presented in the tables represent derivatives considered to be economic hedges of the related long-term notes for risk management purposes. However, some may not be considered effective hedges under SFAS 133.

                                                                                         YEAR ENDED
                                                     DECEMBER 31, 2001                DECEMBER 31, 2001
                                            ------------------------------------   -----------------------
                                                                                                 WEIGHTED
                                                          WEIGHTED                                AVERAGE
                                                          AVERAGE     NOTIONAL                   EFFECTIVE
                                              ENDING      INTEREST    AMOUNT OF      AVERAGE     INTEREST
                                              BALANCE       RATE     DERIVATIVES     BALANCE       RATE
                                            -----------   --------   -----------   -----------   ---------
Floating rate notes:
  U.S. dollar denominated:
    Interest bearing, due 2003-2047.......  $ 7,084,942     2.13%    $ 2,460,000   $ 8,261,573      4.24%
                                            -----------    -----     -----------   -----------     -----
Fixed rate notes:
  U.S. dollar denominated:
    Interest bearing, due 2003-2019.......    9,998,045     4.59       8,720,000     5,594,100      4.69
    Zero coupon, due 2014-2022............      202,363    11.79              --       191,523     11.14
                                            -----------    -----     -----------   -----------     -----
Total fixed rate notes....................   10,200,408     4.73       8,720,000     5,785,623      4.90
                                            -----------    -----     -----------   -----------     -----
Total long-term notes.....................  $17,285,350     3.66%    $11,180,000   $14,047,196      4.51%
                                            ===========    =====     ===========   ===========     =====

                                                                                           YEAR ENDED
                                                       DECEMBER 31, 2000               DECEMBER 31, 2000
                                              ------------------------------------   ----------------------
                                                                                                  WEIGHTED
                                                            WEIGHTED                               AVERAGE
                                                            AVERAGE     NOTIONAL                  EFFECTIVE
                                                ENDING      INTEREST    AMOUNT OF     AVERAGE     INTEREST
                                                BALANCE       RATE     DERIVATIVES    BALANCE       RATE
                                              -----------   --------   -----------   ----------   ---------
Floating rate notes:
  U.S. dollar denominated:
    Interest bearing, due 2002-2047.........  $13,345,844     6.50%    $  441,650    $6,846,997      6.55%
                                              -----------    -----     ----------    ----------     -----
Fixed rate notes:
  U.S. dollar denominated:
    Interest bearing, due 2002-2019.........    1,384,060     6.32        650,000     1,617,895      6.39
    Zero coupon, due 2014-2022..............      181,035    11.79             --       171,313     11.17
                                              -----------    -----     ----------    ----------     -----
Total fixed rate notes......................    1,565,095     6.95        650,000     1,789,208      6.85
                                              -----------    -----     ----------    ----------     -----
Total long-term notes.......................  $14,910,939     6.55%    $1,091,650    $8,636,205      6.61%
                                              ===========    =====     ==========    ==========     =====

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

8. LONG-TERM NOTES (CONTINUED)
    At December 31, 2001, the Company had outstanding long-term debt issues with call features totaling $2.5 billion. As of December 31, 2001, the stated maturities and maturities if accelerated to the call dates for long-term notes are shown in the following table:

                                                         DECEMBER 31, 2001
                                                     -------------------------
                                                       STATED      MATURITY TO
YEAR OF MATURITY                                      MATURITY      CALL DATE
----------------                                     -----------   -----------
2002...............................................  $        --   $ 2,330,000
2003...............................................    7,135,933     5,205,933
2004...............................................    7,069,372     6,869,372
2005...............................................      459,477       259,477
2006...............................................    1,100,550     1,100,550
2007-2047..........................................    1,520,018     1,520,018
                                                     -----------   -----------
                                                     $17,285,350   $17,285,350
                                                     ===========   ===========

    To match the interest rate characteristics of its long-term notes with the interest rate characteristics of its assets, the Company enters into interest rate swaps with independent parties. Under these agreements, the Company makes periodic payments, generally indexed to the related asset rates, in exchange for periodic payments which generally match the Company's interest obligations on fixed or variable rate borrowings (see Note 10).

    Prior to and grandfathered from the issuance of SFAS 140, the Company has engaged in several transactions in which debt is considered to be extinguished by in-substance defeasance as governed by the provisions of SFAS No. 76, "Extinguishment of Debt." In these transactions, the Company irrevocably placed assets with an escrow agent in a trust to be used solely for satisfying scheduled payments of both the interest and principal of the defeased debt. The possibility that the Company will be required to make future payments on that debt is considered to be remote. The trusts are restricted to owning only monetary assets that are essentially risk-free as to the amount, timing and collection of interest and principal. As of December 31, 2001, the amount of debt considered to be extinguished was $852 million.

9. STUDENT LOAN SECURITIZATION

    When the Company sells receivables in securitizations of student loans, it retains a residual interest, servicing rights and, in some cases, a cash reserve account, all of which are retained interests in the securitized receivables. At December 31, 2001 and 2000, the balance of these assets was $1.9 billion and $961 million, respectively. Gain or loss on sale of the receivables is based upon the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests so the Company estimates fair value, both initially and on a quarterly basis, based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions--credit losses, prepayment speeds and discount rates commensurate with the risks involved.

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. STUDENT LOAN SECURITIZATION (CONTINUED)
    The following table summarizes the changes in the fair value of the retained interest for the years ended December 31, 2001 and 2000, respectively.

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2001        2000
                                                              ----------   ---------
Fair value at beginning of year.............................  $  961,252   $ 757,677
Additions from new securitizations..........................     127,958     281,595
Deductions from excess trust cash received..................    (425,472)   (165,226)
Fair market value adjustments(1)............................     729,317         468
Securitization revenue and other income.....................     466,395      86,738
                                                              ----------   ---------
Fair value at end of year...................................  $1,859,450   $ 961,252
                                                              ==========   =========

------------------------

(1) Includes the mark-to-market on the retained interest as well as the mark-to-market on the embedded floor option within the retained interest.

    The Company revalues its retained interest on a quarterly basis. The fair market value adjustment is performed by considering the actual quarters' cash flows and projected future cash flows based on current market spread curves. Also included in the fair market value adjustment is the fair market value of the imbedded floor revenue options associated with the securitized loans. As of December 31, 2001, the fair market value of the embedded floor revenue options included in the balance of the retained interest in securitized receivables was $485 million.

    During 2001 and 2000, the Company sold student loan receivables in securitization transactions. In those securitizations, the Company retained servicing responsibilities. The Company receives annual servicing fees of
0.9 percent per annum of the outstanding balance of student loans other than consolidation loans and 0.5 percent per annum of the outstanding balance of consolidation loans for the securitization transactions engaged in by its subsidiary, the Student Loan Marketing Association. The Company also receives rights to future cash flows arising after the investors in the trust have received the return for which they have contracted. Trust investors and the securitization trusts have no recourse to the Company's other assets. The Company's retained interests are subordinate to investors' interests. Their value is subject to credit, prepayment, and interest rate risks. Interest rate risks exist to the extent that the securitized assets, which are Treasury bill-based or commercial paper-based, are utilized as collateral for either LIBOR-based debt, or Treasury bill-based debt or commercial paper-based debt that resets on dates that are not consistent with the securitized asset reset dates.

    For the years ended December 31, 2001, 2000 and 1999, the Company recognized pre-tax securitization gains of $75 million, $92 million and $35 million, respectively.

    The weighted average life of the student loans securitized during the year 2001 was 4.8 years. Key economic assumptions used in measuring the fair value of retained interests at the date of

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. STUDENT LOAN SECURITIZATION (CONTINUED) securitization resulting from student loan securitizations completed during the year 2001 (weighted based on principal amounts securitized) were as follows:

Prepayment speed............................................   7% per annum
Expected credit losses......................................       .52%
Residual cash flows discounted at...........................       12%

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

    The following table summarizes the cash flows received from (paid to) securitization trusts during the year ended December 31, 2001 and 2000 (dollars in millions):

                                                               2001       2000
                                                             --------   --------
Proceeds from new securitizations..........................   $6,091     $8,673
Collections used to purchase new balances in revolving
  securitizations..........................................      441        133
Servicing fees received....................................      261        227
Cash flows received on residual interest...................      458        200
Cash received upon release from reserve accounts...........      463        203
Servicing advances.........................................       --         --
Reimbursements of servicing advances.......................       --         --
Prepayment interest shortfalls paid out as compensating
  interest.................................................       --         --

    Losses on the student loan pool are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The following table reflects

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9. STUDENT LOAN SECURITIZATION (CONTINUED) static pool losses for the years ended December 31, 2001, 2000 and 1999. Amounts shown are calculated based on all securitizations occurring in that year.

                                                                     STUDENT LOANS
                                                                     SECURITIZED IN
                                                             ------------------------------
                                                               2001       2000       1999
                                                             --------   --------   --------
ACTUAL AND PROJECTED CREDIT LOSSES (%) AS OF:
DECEMBER 31, 2001
Actual to date.............................................    .01%       .05%       .07%
Projected..................................................    .54        .51        .46
                                                               ---        ---        ---
Total......................................................    .55%       .56%       .53%
                                                               ===        ===        ===
DECEMBER 31, 2000
Actual to date.............................................     --%       .01%       .04%
Projected..................................................     --        .55        .55
                                                               ---        ---        ---
Total......................................................     --%       .56%       .59%
                                                               ===        ===        ===
DECEMBER 31, 1999
Actual to date.............................................     --%        --%        --%
Projected..................................................     --         --        .53
                                                               ---        ---        ---
Total......................................................     --%        --%       .53%
                                                               ===        ===        ===

    The following table reflects key economic assumptions at December 31, 2001 and 2000, and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions (dollars in millions):

                                                                 STUDENT LOANS
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Balance sheet carrying value of residual interest--fair
  value (millions)..........................................   $1,844     $  937
Weighted-average life (in years)............................      4.1        4.2
Prepayment speed assumptions
  Impact on fair value of 10% adverse change................   $(19.9)    $(17.0)
  Impact on fair value of 20% adverse change................    (39.6)     (33.8)
Expected default rate
  Impact on fair value of 10% adverse change................    (14.2)     (10.3)
  Impact on fair value of 20% adverse change................    (28.4)     (20.6)
Residual cash flows discount rate
  Impact on fair value of 10% adverse change................    (42.0)     (33.7)
  Impact on fair value of 20% adverse change................    (81.9)     (66.7)
Difference between Treasury bill and LIBOR swap spread*
  Impact on fair value of 10% adverse change................    (37.2)     (42.7)
  Impact on fair value of 20% adverse change................    (74.6)     (85.4)

------------------------

*   Changes impact only LIBOR indexed securitized notes and certificates only.

                              USA EDUCATION, INC.

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

    The following table reflects the historical loss and delinquency amounts for the managed portfolio for the years ended December 31, 2001 and 2000 (dollars in millions):

                                                             YEAR ENDED                                      YEAR ENDED
                                    DECEMBER 31,            DECEMBER 31,            DECEMBER 31,            DECEMBER 31,
                                        2001                    2001                    2000                    2000
                                ---------------------   ---------------------   ---------------------   ---------------------
                                  TOTAL                              CREDIT       TOTAL                              CREDIT
                                PRINCIPAL   PRINCIPAL                LOSSES     PRINCIPAL   PRINCIPAL                LOSSES
                                 AMOUNT     IN CLAIM    AVERAGE      NET OF      AMOUNT     IN CLAIM    AVERAGE      NET OF
                                OF LOANS     STATUS     BALANCE    RECOVERIES   OF LOANS     STATUS     BALANCE    RECOVERIES
STUDENT LOAN RECEIVABLES        ---------   ---------   --------   ----------   ---------   ---------   --------   ----------
Comprised of:
Loans held in portfolio.......   $41,001      $151      $40,025        $48       $37,647      $111      $34,637        $21
Loans securitized.............    30,725       183       30,594         23        29,868       101       25,711          5
                                 -------      ----      -------        ---       -------      ----      -------        ---
Total loans managed...........   $71,726      $334      $70,619        $71       $67,515      $212      $60,348        $26
                                 =======      ====      =======        ===       =======      ====      =======        ===

10. DERIVATIVE FINANCIAL INSTRUMENTS

RISK MANAGEMENT STRATEGY

    The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate volatility. The Company's goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. Management believes certain derivative transactions are economically effective; however, those transactions may not qualify for hedge accounting under SFAS 133 (as discussed below) and thus may adversely impact earnings. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation. The Company views this strategy as a prudent management of interest rate sensitivity.

    By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no credit risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company's credit committee. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) arrangements may be required as well. When the Company has more than one outstanding derivative transaction with a counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e. a legal right of a setoff of receivable and payable derivative contracts), the "net" mark-to-market exposure represents the netting of the positive and negative exposures with the same counterparty. When there is a net negative exposure, the Company considers its exposure to the counterparty to be zero. The Company's policy is to use agreements containing netting provisions with all counterparties. At
December 31, 2001 and 2000, such net positive exposure is $15 million and $16 million, respectively.

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

SFAS 133

    Derivative instruments that are used as part of the Company's interest rate risk management strategy include interest rate swaps, interest rate futures contracts, and interest rate floor and cap contracts with indices that relate to the pricing of specific balance sheet assets and liabilities. On January 1, 2001, the Company adopted SFAS 133 which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. Derivative instruments are classified and accounted for by the Company as either fair value, cash flow, or trading as defined by SFAS 133.

FAIR VALUE HEDGES

    Fair value hedges are generally used by the Company to hedge the exposure to changes in fair value of a recognized fixed rate asset or liability. The Company enters into interest rate swaps to convert fixed rate assets into variable rate assets and fixed rate debt into variable rate debt. For hedges of fixed rate debt, the Company considers all components of the derivatives gain and/or loss when assessing hedge effectiveness. For hedges of fixed rate assets, the Company considers only the changes due to interest rate movements when assessing effectiveness.

CASH FLOW HEDGES

    Cash flow hedges are generally used by the Company to hedge the exposure of variability in cash flows of a forecasted transaction. The Company uses futures contracts to hedge its interest rate risk on its assets and liabilities. This strategy is used primarily to minimize the exposure to volatility in interest rates. Gains and losses on derivative contracts are accumulated in other comprehensive income and reclassified to current period earnings when the stated hedged transactions occur (in which case gains and losses are amortized over the life of the transaction) or are deemed unlikely to occur (in which case gains and losses are taken immediately). The Company expects to reclassify $6 million of after-tax

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) net losses during the next 12 months related to futures contracts closed as of December 31, 2001. In addition, the Company expects to reclassify as earnings portions of the accumulated deferred net losses related to open futures contracts during the next 12 months based on the anticipated issuance of debt. In assessing hedge effectiveness, all components of each derivative's gains or losses are included in the assessment.

    The maximum term over which the Company is hedging its exposure to the variability of future cash flows (for all forecasted transactions, excluding interest payments on variable rate debt) is one year.

TRADING ACTIVITIES

    When instruments do not qualify as hedges under SFAS 133, they are classified as trading. The Company purchases interest rate caps and futures contracts and sells interest rate floors, caps, and futures contracts to lock in reset rates on floating rate debt and interest rate swaps, and to partially offset the embedded floor options in student loan assets. These relationships do not satisfy hedging qualifications under SFAS 133, but are considered economic hedges for risk management purposes. The Company uses this strategy to minimize its exposure to floating rate volatility.

    The Company also uses basis swaps to "lock-in" a desired spread between the Company's interest-earning assets and interest-bearing liabilities. These swaps usually possess a term of one to seven years with a pay rate indexed to Treasury bill, commercial paper, 52 week Treasury bill, or constant maturity Treasury rates. The specific terms and notional amounts of the swaps are determined based on management's review of its asset/liability structure, its assessment of future interest rate relationships, and on other factors such as short-term strategic initiatives. In addition, interest rate swaps and futures contracts which do not qualify as fair value or cash flow hedges are classified as trading.

    The Company also uses various purchased option-based products for overall asset/liability management purposes, including options on interest rate swaps, floor contracts, and cap contracts. These purchased products are not linked to specific assets and liabilities on the balance sheet and, therefore, do not qualify for hedge accounting treatment.

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
SUMMARY OF DERIVATIVE FINANCIAL STATEMENT IMPACT

    The following tables summarize the fair and notional value of all derivative instruments and their impact on other comprehensive income and earnings.

                                                                            DECEMBER 31,
                                               -----------------------------------------------------------------------
                                                    CASH FLOW                FAIR VALUE                  TRADING
                                               -------------------       -------------------       -------------------
                                                 2001       2000           2001       2000           2001       2000
                                               --------   --------       --------   --------       --------   --------
FAIR VALUES (DOLLARS IN MILLIONS)
Interest rate swaps..........................   $  --      $  --          $ (18)     $ (43)(1)      $(128)     $  --
Floor/Cap contracts..........................      --         --             --         --           (745)      (235)
Futures......................................     (40)       (57)            --         --            (61)        --
Hedged item..................................      --         --            366        398             --         --

NOTIONAL VALUES (DOLLARS IN BILLIONS)
Interest rate swaps..........................   $  --      $  --          $ 8.1      $ 1.1          $48.3      $  --
Floor/Cap contracts..........................      --         --             --         --           20.7        8.1
Futures......................................    25.0       28.8             --         --           36.0         --

------------------------

(1) Reverse swaps hedging Treasury receipts were recorded on the Consolidated Balance Sheets as an offset to the investment's fair value for
    December 31, 2000.

                                                                YEAR ENDED DECEMBER 31, 2001
                                                              ---------------------------------
                                                              CASH FLOW   FAIR VALUE   TRADING
                                                              ---------   ----------   --------
CHANGES TO OTHER COMPREHENSIVE INCOME, NET OF TAX
(DOLLARS IN MILLIONS)
Other comprehensive income, net.............................    $(52)        $ --       $ 2(5)
                                                                ====         ====       =====

EARNINGS SUMMARY (DOLLARS IN MILLIONS)
Recognition of closed futures contracts' gains/losses into
  earnings(1)...............................................    $(86)        $ --       $ (92)
Amortization of transition adjustment(2)....................      --           --          (3)
Mark-to-market earnings(3)..................................      --           (7)(4)    (445)
                                                                ----         ----       -----
Total earnings impact.......................................    $(86)        $ (7)      $(540)
                                                                ====         ====       =====

------------------------

(1) Reported as interest expense (for hedges where the stated transaction occurred) or as gains and losses on sales of securities (for discontinued
    hedges and closed futures contracts classified as "trading") in the Consolidated Statements of Income.

(2) Reported as a component of other operating income in the Consolidated Statements of Income.

(3) Reported as derivative market value adjustment in the Consolidated Statements of Income.

(4) The mark-to-market earnings for fair value hedges represent amounts related to ineffectiveness.

(5)   Represents amortization out of other comprehensive income, net.

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    The following table shows the components of the change in accumulated other comprehensive income net, for derivatives (dollars in millions).

                                                               ACCUMULATED
                                                                  OTHER
                                                              COMPREHENSIVE
                                                               INCOME, NET
                                                              -------------
Balance, December 31, 2000                                         $ --
  Transition adjustment.....................................        (39)
  Transition adjustment amortization........................          2
  Additions due to changes in fair value of cash flow
    hedges..................................................        (69)
  Amortizations.............................................          8
  Discontinued hedges.......................................         48
                                                                   ----
Balance, December 31, 2001..................................       $(50)
                                                                   ====

    The table below reconciles the mark-to-market earnings to the change in fair values from December 31, 2000 to December 31, 2001 (dollars in millions).

                                                                   YEARS ENDED
                                                                DECEMBER 31, 2001
                                                              ---------------------
                                                              FAIR VALUE   TRADING
                                                              ----------   --------
Change in value of hedged item..............................     $(32)      $  --
Change in value of derivatives..............................       25        (699)
Premiums received from caps/floors..........................       --         300
Extinguishment of floor contracts...........................       --         (46)
                                                                 ----       -----
Total mark-to-market earnings...............................     $ (7)      $(445)
                                                                 ====       =====

DERIVATIVE INSTRUMENTS

INTEREST RATE SWAPS

    The Company enters into three general types of interest rate swaps under which it pays the following: 1) a floating rate in exchange for a fixed rate (standard swaps); 2) a fixed rate in exchange for a floating rate (reverse swaps); and 3) a floating rate in exchange for another floating rate, based upon different market indices (basis/reverse basis swaps). At December 31, 2001, the Company had outstanding $7.3 billion, $1.2 billion and $46.2 billion of notional principal amount of standard swaps, reverse swaps and basis/reverse basis swaps, respectively. Of the Company's $54.7 billion notional amount of interest rate swaps outstanding at December 31, 2001, $20.1 billion was hedging debt and $34.6 billion was hedging assets. At December 31, 2000, the Company had notional principal outstanding of $2.1 billion, $3.5 billion and $11.5 billion of standard swaps, reverse swaps and basis/ reverse basis swaps, respectively. Of the Company's $17.1 billion notional amount of interest rate swaps outstanding at December 31, 2000, $4.9 billion was hedging debt and $12.2 billion was hedging assets.

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    In addition, at December 31, 2001, the Company had entered into $1.7 billion of forward interest rate swaps which were priced in October and December of 2001 but are not effective until 2002. The fair values of these swaps are recorded on the Consolidated Balance Sheets at December 31, 2001.

    The following tables summarize the notional amount of interest rate swaps that are hedging borrowings at December 31, 2001 and 2000 (dollars in billions).

                                                                          DECEMBER 31, 2001
                                                         ---------------------------------------------------
                                                                               SWAPS
                                                                      ------------------------
                                                                                    BASIS/          TOTAL
                                                         BORROWINGS   STANDARD   REVERSE BASIS   DERIVATIVES
                                                         ----------   --------   -------------   -----------
SHORT-TERM BORROWINGS
Six month floating rate notes..........................     $  --       $ --         $  --          $  --
Other floating rate notes..............................        .8         --           1.5            1.5
Discount notes.........................................       1.7         .7           1.7            2.4
Fixed rate notes.......................................       1.6        1.6           1.6            3.2
Short-term portion of long-term notes..................       1.1         .7           1.1            1.8
                                                            -----       ----         -----          -----
      Total short-term borrowings......................       5.2        3.0           5.9            8.9
                                                            -----       ----         -----          -----
LONG-TERM NOTES
Floating rate notes:
  U.S. dollar denominated:
    Interest bearing...................................       1.5         --           2.5            2.5
Fixed rate notes:
  U.S. dollar denominated:
    Interest bearing...................................       4.4        4.3           4.4            8.7
                                                            -----       ----         -----          -----
      Total long-term notes............................       5.9        4.3           6.9           11.2
                                                            -----       ----         -----          -----
      Total notes......................................     $11.1       $7.3         $12.8          $20.1
                                                            =====       ====         =====          =====

                                                                          DECEMBER 31, 2000
                                                         ---------------------------------------------------
                                                                               SWAPS
                                                                      ------------------------
                                                                                    BASIS/          TOTAL
                                                         BORROWINGS   STANDARD   REVERSE BASIS   DERIVATIVES
                                                         ----------   --------   -------------   -----------
SHORT-TERM BORROWINGS
Six month floating rate notes..........................     $ --        $ --         $  --          $  --
Other floating rate notes..............................       .2          --            .2             .2
Discount notes.........................................       .8          --            .8             .8
Fixed rate notes.......................................       .4          .4            --             .4
Short-term portion of long-term notes..................      1.5         1.3           1.1            2.4
                                                            ----        ----         -----          -----
      Total short-term borrowings......................      2.9         1.7           2.1            3.8
                                                            ----        ----         -----          -----
LONG-TERM NOTES
Floating rate notes:
  U.S. dollar denominated:
    Interest bearing...................................       .4          --            .4             .4
Fixed rate notes:
  U.S. dollar denominated:
    Interest bearing...................................       .4          .4            .3             .7
                                                            ----        ----         -----          -----
      Total long-term notes............................       .8          .4            .7            1.1
                                                            ----        ----         -----          -----
      Total notes......................................     $3.7        $2.1         $ 2.8          $ 4.9
                                                            ====        ====         =====          =====

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    The following table summarizes the activity for the Company's interest rate swaps and futures contracts held or issued for economic hedging purposes for the years ended December 31, 1999, 2000 and 2001 (dollars in millions).

                                                    NOTIONAL PRINCIPAL    FUTURES
                                                      INTEREST RATE      CONTRACT
                                                          SWAPS           AMOUNT
                                                    ------------------   ---------
Balance, December 31, 1998........................       $ 30,599        $     566
  Issuances/Opens.................................         13,634            4,314
  Maturities/Expirations..........................        (19,863)              --
  Terminations/Closes.............................            (30)          (3,850)
                                                         --------        ---------
Balance, December 31, 1999........................         24,340            1,030
  Issuances/Opens.................................         10,524           66,566
  Maturities/Expirations..........................        (17,662)              --
  Terminations/Closes.............................           (104)         (38,762)
                                                         --------        ---------
Balance, December 31, 2000........................         17,098           28,834
  Issuances/Opens.................................         79,871          258,468
  Maturities/Expirations..........................        (42,250)              --
  Terminations/Closes.............................             --         (226,337)
                                                         --------        ---------
Balance, December 31, 2001........................       $ 54,719        $  60,965
                                                         ========        =========

    The increase from December 31, 2000 to December 31, 2001 in the notional principal amount of interest rate swaps outstanding is primarily due to an increase in basis swaps that were executed to economically hedge interest rate differences between Treasury bill, commercial paper and LIBOR indexes. The increase from December 31, 2000 to December 31, 2001 in futures contracts outstanding is primarily due to the economic hedging of interest rate risk on annual reset student loans.

    Net payments related to the debt-related swaps are recorded in interest expense. For the year ended December 31, 2001, the Company received net payments on debt-related swaps decreasing interest expense by $55 million. For the years ended December 31, 2000 and 1999, the Company made or received net payments on debt-related swaps increasing interest expense by $5 million and decreasing interest expense by $26 million, respectively.

    At December 31, 2001, the Company had interest rate swaps with put features totaling $3.5 billion. As of December 31, 2001, stated maturities of interest rate swaps and maturities, if accelerated to the put dates, are shown in the following table (dollars in millions). The maturities of interest rate swaps generally coincide with the maturities of the associated assets or borrowings.

                                                            DECEMBER 31, 2001
                                                          ----------------------
                                                           STATED     MATURITY
YEAR OF MATURITY/PUT                                      MATURITY   TO PUT DATE
--------------------                                      --------   -----------
2002....................................................  $24,773      $27,073
2003....................................................    9,230        7,330
2004....................................................    6,840        6,640
2005....................................................      268           68
2006....................................................    2,512        2,512
2007-2008...............................................   11,096       11,096
                                                          -------      -------
                                                          $54,719      $54,719
                                                          =======      =======

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

10. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

FUTURES CONTRACTS

    The Company enters into financial futures contracts to hedge the risk of future interest rate changes. The contracts provide a better matching of interest rate reset dates on debt with the Company's assets. They are also used as anticipatory hedges of debt to be issued to fund the Company's assets.

FLOOR REVENUE CONTRACTS

    The Company enters into floor revenue contracts with third parties, under which the Company receives an upfront payment and agrees to pay the difference between a fixed rate, which is based on the minimum borrower interest rate less the applicable Special Allowance Payment ("SAP") rate ("the Strike Rate") and the average of 91-day Treasury bill or commercial paper rates over the period of the contract. If the Strike Rate is less than the average Treasury bill or commercial paper rate, then no payment is required.

    During 2001, 2000 and 1999, the Company entered into floor revenue contracts with notional principal balances of $20.5 billion, $10.0 billion and $5.0 billion, respectively, in exchange for upfront payments of $293 million, $122 million and $6 million, respectively. For the years ended December 31, 2000 and 1999, the amortization of the upfront payments on fixed and variable floor revenue contracts increased student loan income by $24 million and $41 million, respectively, of which $23 million and $20 million, respectively, related to contracts with fixed borrower rates and $1 million and $21 million, respectively, related to contracts with annually reset borrower rates. With the adoption of SFAS 133 on January 1, 2001, the upfront floor premiums are no longer being amortized to student loan income but are reported as other liabilities as part of the derivative valuation. For the years ended
December 31, 2001, 2000 and 1999, payments by the Company to floor revenue contract counterparties under the contracts totaled $243 million, $1 million and $60 million, respectively.

    In 2000, the Company entered into LIBOR floor revenue contracts. These positions do not meet the hedge effectiveness requirements under GAAP and were marked-to-market at December 31, 2000, which resulted in a pre-tax loss of $25 million included in other income. No such transactions were in effect for 1999.

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

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
WAREHOUSING ADVANCES AND ACADEMIC FACILITIES FINANCINGS

    The fair values of both warehousing advances and academic facilities financings were determined through standard bond pricing formulas using current market interest rates and credit spreads.

CASH AND INVESTMENTS

    For investments with remaining maturities of three months or less, carrying value approximated fair value. Investments in U.S. Treasury securities were valued at market quotations. All other investments were valued through standard bond pricing formulas using current market interest rates and credit spreads.

SHORT-TERM BORROWINGS AND LONG-TERM NOTES

    For borrowings with remaining maturities of three months or less, carrying value approximated fair value. Beginning in 2000, the fair value of financial liabilities was determined through standard bond pricing formulas using current market interest rates and credit spreads.

ON AND OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS

    Beginning in 2000, the fair value of on and off-balance sheet financial instruments was determined through standard bond pricing formulas using current market interest rates and credit spreads.

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

11. FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
    The following table summarizes the fair values of the Company's financial assets and liabilities, including off-balance sheet financial instruments (dollars in millions):

                                                      DECEMBER 31, 2001                  DECEMBER 31, 2000
                                               --------------------------------   --------------------------------
                                                 FAIR     CARRYING                  FAIR     CARRYING
                                                VALUE      VALUE     DIFFERENCE    VALUE      VALUE     DIFFERENCE
                                               --------   --------   ----------   --------   --------   ----------
EARNING ASSETS
Student loans................................  $42,181    $41,001      $1,180     $38,039    $37,647       $ 392
Warehousing advances.........................    1,038      1,036           2         990        987           3
Academic facilities financings...............      756        732          24         857        851           6
Cash and investments.........................    5,787      5,787          --       5,941      5,940           1
                                               -------    -------      ------     -------    -------       -----
Total earning assets.........................   49,762     48,556       1,206      45,827     45,425         402
                                               -------    -------      ------     -------    -------       -----
INTEREST BEARING LIABILITIES
Short-term borrowings........................   31,125     31,065         (60)     30,463     30,464           1
Long-term notes..............................   17,565     17,285        (280)     15,037     14,911        (126)
                                               -------    -------      ------     -------    -------       -----
Total interest bearing liabilities...........   48,690     48,350        (340)     45,500     45,375        (125)
                                               -------    -------      ------     -------    -------       -----
ON-BALANCE SHEET DERIVATIVE FINANCIAL
  INSTRUMENTS
Floor revenue contracts......................     (739)      (739)         --        (235)      (235)         --
Interest rate swaps and options..............     (146)      (146)         --          --         --          --
Cap contracts................................       (6)        (6)         --          --         --          --
OFF-BALANCE SHEET DERIVATIVE FINANCIAL
  INSTRUMENTS
Interest rate swaps and options..............       --         --          --         (58)        --         (58)
                                                                       ------                              -----
Excess of fair value over carrying value.....                          $  866                              $ 219
                                                                       ======                              =====

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

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Commitments outstanding are summarized below:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        2001          2000
                                                     -----------   -----------
Student loan purchase commitments..................  $21,633,098   $16,422,898
Warehousing advance commitments....................    2,627,233     2,794,215
Letters of credit..................................    3,279,047     3,534,301
                                                     -----------   -----------
                                                     $27,539,378   $22,751,414
                                                     ===========   ===========

    The following schedule summarizes expirations of commitments to the earlier of call date or maturity date outstanding at December 31, 2001.

                                                     DECEMBER 31, 2001
                                          ---------------------------------------
                                          STUDENT LOAN   WAREHOUSING   LETTERS OF
                                           PURCHASES      ADVANCES       CREDIT
                                          ------------   -----------   ----------
2002....................................  $ 7,871,252    $2,627,233    $3,020,377
2003....................................    2,759,473            --            --
2004....................................    2,717,269            --       213,151
2005 - 2008.............................    8,285,104            --        45,519
                                          -----------    ----------    ----------
Total...................................  $21,633,098    $2,627,233    $3,279,047
                                          ===========    ==========    ==========

MINIMUM STATUTORY CAPITAL ADEQUACY RATIO

    The Privatization Act effectively requires that the GSE maintain a minimum statutory capital adequacy ratio (the ratio of stockholders' equity to total assets plus 50 percent of the credit equivalent amount of certain off-balance sheet items) of at least 2.25 percent or be subject to certain "safety and soundness" requirements designed to restore such statutory ratio. Management anticipates being able to meet the required capital levels from the GSE's current and retained earnings. While the GSE may not finance the activities of its non-GSE affiliates, it may, subject to its minimum capital requirements, dividend retained earnings and surplus capital to USA Education, Inc., which in turn may contribute such amounts to its non-GSE subsidiaries. The Privatization Act requires management to certify to the Secretary of the Treasury that, after giving effect to the payment of dividends, the statutory capital ratio test would have been met at the time the dividend was declared. At December 31, 2001, the GSE's statutory capital adequacy ratio, after the effect of the dividends to be paid in the first quarter of 2002, was 2.95 percent.

    The Student Loan Marketing Association Reorganization Act of 1996 (the "Privatization Act") requires the GSE to be dissolved on or before September 30, 2008. On January 23, 2002, the GSE's Board of Directors approved management's plans to accelerate the wind-down of the entity by at least two years, with a view to effecting dissolution of the GSE no later than September 30, 2006. The GSE has also received guidance from the U.S. Department of Treasury's Office of Sallie Mae Oversight regarding safety and soundness considerations affecting its wind-down. As a result, in connection with any dividend declarations, the GSE will supplement the statutory minimum capital ratio requirement

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

12. COMMITMENTS AND CONTINGENCIES (CONTINUED) with a risk-based capital measurement formula. Management does not expect the capital levels of the Company's consolidated balance sheet to change as a result of this supplemental formula.

CONTINGENCIES

    From time to time, the Company may be involved as a party to certain legal proceedings arising in the normal course of its business. While litigation and claims resolution are subject to many uncertainties and cannot be predicted with assurance, it is management's opinion that any resulting losses would not have a material effect on the Company's Consolidated Financial Statements.

    On January 25, 2002, the GSE was served with a putative class action complaint brought by three Wisconsin residents. The plaintiffs seek to bring the complaint on behalf of a nationwide class of borrowers who allegedly paid undisclosed improper and excessive late fees over the past three years. In addition, plaintiffs allege that the GSE charged excessive interest by capitalizing interest on a quarterly basis in violation of the terms of the promissory notes. The plaintiffs seek damages of $1,500 per violation plus punitive damages and allege that the class consists of two million borrowers. The Company has moved to dismiss the complaint and believes that the plaintiffs' claims are preempted by federal law.

13. MINORITY INTEREST

    Upon the Reorganization on August 7, 1997, each outstanding share of common stock of the GSE was converted into one share of common stock of SLM Holding. The outstanding preferred stock of the GSE was not affected by the Reorganization and was reflected as minority interest in the consolidated financial statements until the GSE redeemed its preferred stock on December 10, 2001.

    The GSE's preferred stock dividends were cumulative and payable quarterly at
4.50 percentage points below the highest yield of certain long-term and short-term U.S. Treasury obligations. The dividend rate for any dividend period was subject to the limitation of not less than 5 percent per annum nor greater than 14 percent per annum. For the years ended December 31, 2001, 2000 and 1999, the GSE's preferred dividend rate was 5 percent and reduced net income by $10 million.

14. PREFERRED STOCK

    On November 16, 1999, the Company sold 3.3 million shares of 6.97 percent Cumulative Redeemable Preferred Stock, Series A in a registered public offering. The proceeds from the sale to the Company, before expenses, were $165 million and were used for general corporate purposes. The shares do not have any maturity date but are subject to the Company's option, beginning November 16, 2009, to redeem the shares at any time, in whole or in part, at the redemption price of $50 plus accrued and unpaid dividends up to the redemption date. The shares have no preemptive or conversion rights.

    Dividends on the shares of the Series A Preferred Stock are not mandatory. Holders of the Series A Preferred Stock will be entitled to receive cumulative, quarterly cash dividends at the annual rate of $3.485 per share, when, as, and if declared by the Board of Directors of the Company. For each of the years ended December 31, 2001 and 2000, dividends paid on Series A Preferred Stock reduced net income by $12 million.

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15. COMMON STOCK

    The Board of Directors has authorized and reserved up to 38.4 million common shares for issuance under various compensation and benefit plans. At
December 31, 2001, under these authorizations, the Company had 23.4 million shares in reserve and a remaining authority for issuance of 14.2 million shares.

    The Company has engaged in repurchases of its common stock since 1986. In 2001 and 2000, the Company supplemented its open market common stock purchases by entering into equity forward transactions to purchase 9.7 million and
1.7 million shares, respectively, on a cash or net share settled basis. In January 2001, the Board of Directors increased the common share repurchase authority including equity forward contracts by 10 million shares. At
December 31, 2001, the total common shares that could be potentially acquired over the next three years under outstanding equity forward contracts was
11.2 million shares, and the Company had remaining authority to enter into additional share repurchases and equity forward contracts for 2.3 million shares.

    The equity forward contracts permit the counterparty to terminate the contracts prior to their maturity date if the price of the Company's common stock falls below pre-determined levels. Under these contracts, the counterparty has the right to terminate a small portion of the contract beginning at one stock price and then to terminate the same percentage of the contract as the stock price reaches each lower pre-determined level. This continues until the counterparty has the right to terminate the entire contract. The Company refers to the price at which the counterparty can begin to terminate the entire contract the "initial trigger price" and the price at which the counterparty can terminate the entire contract the "final trigger price." For equity forward contracts in effect as of December 31, 2001, the initial trigger price ranges from approximately $44.50 to $25.00 and the final trigger price ranges from approximately $40.50 to $17.00.

    In addition, some of the Company's equity forward contracts also have a termination event based upon the credit rating of the Company and/or the GSE. Under this termination event, the counterparty has the right to terminate all outstanding equity forward contracts if the unsecured and unsubordinated long-term debt rating of the GSE falls to or below BBB- for S&P or Ba3 for Moody's. If either rating is suspended or withdrawn, or the GSE is not rated by either rating agency, then the termination event is determined by reference to unsecured and unsubordinated long-term debt rating of USA Education, Inc. This provision or one substantially the same is contained in the contracts of three of the Company's six equity forward counterparties, with contracts outstanding at December 31, 2001, representing share repurchases of 7.6 million at prices between $45.55 and $82.26 per share. The GSE is rated AAA at December 31, 2001 by both S&P and Moody's.

    Lastly, the Company has negotiated with each of its equity forward counterparties a limit on the total number of shares that can be required to be delivered to the counterparty in settlement of the transactions. As of December 31, 2001 and 2000, the aggregate maximum number of shares that the Company could be required to deliver was 67.2 million and 55.9 million, respectively.

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15. COMMON STOCK (CONTINUED)

    The following table summarizes the Company's common share repurchase and equity forward activity for the years ended December 31, 2001 and 2000. (All amounts in the tables are common shares in millions.)

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
Common shares repurchased:
      Open market..........................................      2.7        2.1
      Equity forwards......................................     16.7        4.9
                                                             -------     ------
Total shares repurchased...................................     19.4        7.0
                                                             =======     ======
Average purchase price per share...........................  $ 44.32     $44.26
                                                             =======     ======
Equity forward contracts:
Outstanding at beginning of year...........................     18.2       21.4
New contracts..............................................      9.7        1.7
Exercises..................................................    (16.7)      (4.9)
                                                             -------     ------
Outstanding at end of year.................................     11.2       18.2
                                                             =======     ======
Remaining board of director authority at end of year.......      2.3        4.8
                                                             =======     ======

    As of December 31, 2001, the expiration dates and range of purchase prices for outstanding equity forward contracts are as follows:

                                                    OUTSTANDING   RANGE OF MARKET
YEAR OF MATURITY                                     CONTRACTS        PRICES
----------------                                    -----------   ---------------
2003..............................................       6.7      45.56 - 80.97
2004..............................................       4.0      68.61 - 82.26
2005..............................................       0.5      86.11
                                                        ----
                                                        11.2
                                                        ====

    Basic earnings per common share ("Basic EPS") are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share ("Diluted EPS") reflect the potential dilutive effect of additional common shares that are issuable upon

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15. COMMON STOCK (CONTINUED)
exercise of outstanding stock options and warrants, determined by the treasury stock method, and equity forwards, determined by the reverse treasury stock method, as follows:

                                               NET INCOME
                                              ATTRIBUTABLE                 EARNINGS
                                               TO COMMON       AVERAGE       PER
                                                 STOCK         SHARES       SHARE
                                              ------------   -----------   --------
                                              (THOUSANDS)    (THOUSANDS)
YEAR ENDED DECEMBER 31, 2001
Basic EPS...................................    $372,495        159,078    $  2.34
Dilutive effect of stock options, warrants
  and equity forwards.......................          --          4,322       (.06)
                                                --------       --------    -------
Diluted EPS.................................    $372,495        163,400    $  2.28
                                                ========       ========    =======
YEAR ENDED DECEMBER 31, 2000
Basic EPS...................................    $453,495        159,482    $  2.84
Dilutive effect of stock options, warrants
  and equity forwards.......................          --          4,873       (.08)
                                                --------       --------    -------
Diluted EPS.................................    $453,495        164,355    $  2.76
                                                ========       ========    =======
YEAR ENDED DECEMBER 31, 1999
Basic EPS...................................    $499,393        160,577    $  3.11
Dilutive effect of stock options, warrants
  and equity forwards.......................          --          2,581       (.05)
                                                --------       --------    -------
Diluted EPS.................................    $499,393        163,158    $  3.06
                                                ========       ========    =======

16. STOCK OPTION PLANS

    USA Education, Inc. maintains stock option plans for its employees that permit grants of stock options for the purchase of common stock with exercise prices equal to or greater than the market value on the date of grant.

    After the change in management control in August 1997, the Board of Directors granted options, which have ten-year terms and vest in one-third increments, to officers and key employees under the 1993-1998 Stock Option Plan. Options granted to executive management under this plan vest no earlier than one year from grant date and upon the occurrence of (1) one-third on the date that the Company's common stock closes above $42.86 per share for five business days;
(2) one-third on the date that the Company's common stock closes above $57.14 per share for five business days; and (3) one-third on the date that the Company's common stock price closes above $71.43 per share for five business days. Options granted in November 1997 to officers and key employees vest:
(1) one-third, one year from the date of grant; (2) one-third on the later of one year or the date that the Company's common stock closes above $57.14 per share for five business days; and (3) one-third on the later of one year or the date that the Company's common stock price closes above $71.43 per share for five business days. In the event that the Company's common stock price does not close above the predetermined prices, all outstanding options will vest on the eighth anniversary of the grant. Under

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16. STOCK OPTION PLANS (CONTINUED)
this plan, the Company was originally authorized to grant up to 17.8 million shares. Options granted by prior Boards of Directors generally have ten-year terms and fully vest one year after the date of grant.

    In May 1998, shareholders approved a Management Incentive Plan, which replaced the 1993-1998 Stock Option Plan. Under this plan, the Board may confer certain awards to officers and employees, which may be in the form of stock options, performance stock, and incentive bonuses. The Board authorized up to
11.5 million shares of the Company's common stock that could be issued under such awards and at December 31, 2001, this plan had remaining authority of
4.2 million shares. In 2001 and 2000, options granted under this plan have ten-year terms and vest the latter of one year from date of issuance or when the closing stock price equals 120 percent of the strike price of the option. In 1999 and 1998, options granted under this plan have ten-year terms and vest in one-third increments identical to those of the options granted in November 1997 to officers and key employees. In the event that the Company's common stock price does not close above the predetermined prices, all outstanding options will vest on the eighth anniversary of the grant, except options granted in 2001 which will vest on the fifth anniversary of the grant.

    The Company's Board of Directors authorized up to 19 million shares of common stock to be issued under the Employee Stock Option Plan, of which there is remaining authority of 5.4 million shares at December 31, 2001. Stock options were granted under this plan to all non-officer employees of the Company and have ten-year terms with one-half of the options vesting one year from the date of grant and one-half vesting two years from the date of grant.

    In order to encourage option holders to convert their interest in the Company's common stock to share ownership, the Company has adopted a replacement option program. The program applies to directors as well as officers. The replacement option program recognizes the fact that option holders typically must sell shares received through the exercise of an option to cover the exercise price. The net result of an option exercise may be that option holders' total potential investment in the Company's common stock is less after an exercise than before, causing the option holder to forego further appreciation on the sold shares and discouraging the option holder from converting his or her option position into an ownership position. Under the replacement program, the Company intends to grant new options to directors and officers upon their exercise of existing in-the-money options in an amount equal to the number of shares needed to pay the exercise price for the option, approximately bringing the director or officer's total potential investment in the Company's common stock back to the level in place before the exercise. Replacement options carry an exercise price equal to the fair market value of the Company's common stock on the date of their grant and vest one year from the grant date. The term of the replacement option equals the remaining term of the underlying option.

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16. STOCK OPTION PLANS (CONTINUED)
    The following table summarizes the employee stock option plans for the years ended December 31, 2001, 2000 and 1999. The weighted average fair value of options granted during the year is based on an option pricing model.

                                                          YEARS ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------
                                            2001                    2000                    1999
                                   ----------------------   ---------------------   ---------------------
                                                 AVERAGE                 AVERAGE                 AVERAGE
                                     OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                   -----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of
  year...........................   14,334,901    $40.73    11,243,895    $41.04     9,666,906    $39.58
Direct options granted...........    5,607,874     71.77     8,226,105     39.16     3,643,226     43.25
Replacement options granted......    2,316,670     71.11       475,388     55.38            --        --
Exercised........................  (10,386,258)    41.73    (3,360,197)    39.73    (1,100,933)    35.69
Canceled.........................     (433,765)    52.66    (2,250,290)    41.14      (965,304)    40.85
                                   -----------    ------    ----------    ------    ----------    ------
Outstanding at end of year.......   11,439,422    $60.74    14,334,901    $40.73    11,243,895    $41.04
                                   ===========    ======    ==========    ======    ==========    ======
Exercisable at end of year.......    2,871,307    $42.80     4,099,257    $41.05     3,869,624    $38.87
                                   ===========    ======    ==========    ======    ==========    ======
Weighted-average fair value per
  share of options granted during
  the year.......................                 $31.27                  $18.85                  $19.49
                                                  ======                  ======                  ======

    The following table summarizes the number, average exercise prices (which ranged from $11 per share to $87 per share) and average remaining contractual life of the employee stock options outstanding at December 31, 2001.

                                                        AVERAGE    AVERAGE REMAINING
EXERCISE PRICES                             OPTIONS      PRICE     CONTRACTUAL LIFE
---------------                            ----------   --------   -----------------
Under $40................................   2,322,463    $37.52         7.8 Yrs.
$40-$60..................................   1,809,007     45.59         7.8
Above $60................................   7,307,952     71.86         9.4
                                           ----------    ------        --------
Total....................................  11,439,422    $60.74         8.8 Yrs.
                                           ==========    ======        ========

    In May 1996, shareholders approved the Board of Directors Stock Option Plan, which authorized the grant of options to acquire up to 700,000 shares of common stock. Options under this plan have ten-year terms. In May 1998, the shareholders approved a Directors Stock Plan, which replaced the Board of Directors Stock Option Plan. Under the Directors Stock Plan, the Board authorized the grant of options to acquire up to 3.5 million shares of common stock, of which there is remaining authority of 1.3 million shares at December 31, 2001. Options granted under this plan have ten-year terms and are subject to the same price-vesting schedules that apply to options granted to officers under the Management Incentive Plan, except there is no one-year minimum vesting requirement and all outstanding options will vest on the eighth anniversary of the date of grant.

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16. STOCK OPTION PLANS (CONTINUED)
    The following table summarizes the Board of Directors Stock Option Plans for the years ended December 31, 2001, 2000 and 1999.

                                                           YEARS ENDED DECEMBER 31,
                                      -------------------------------------------------------------------
                                              2001                    2000                   1999
                                      ---------------------   --------------------   --------------------
                                                   AVERAGE                AVERAGE                AVERAGE
                                       OPTIONS      PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                                      ----------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year....   1,954,371    $41.02    1,645,866    $38.67    1,622,366    $38.48
Direct options granted..............     235,000     61.99      415,000     42.34       52,500     43.31
Replacement options granted.........     628,635     72.15      239,205     53.81           --        --
Exercised...........................  (1,255,791)    41.16     (345,700)    40.23      (29,000)    36.79
Canceled............................          --        --           --        --           --        --
                                      ----------    ------    ---------    ------    ---------    ------
Outstanding at end of year..........   1,562,215    $56.59    1,954,371    $41.02    1,645,866    $38.67
                                      ==========    ======    =========    ======    =========    ======
Exercisable at end of year..........     933,580    $46.12    1,192,730    $39.14      601,275    $37.26
                                      ==========    ======    =========    ======    =========    ======
Weighted-average fair value per
  share of options granted during
  the year..........................                $28.83                 $21.55                 $18.73
                                                    ======                 ======                 ======

    At December 31, 2001, the outstanding Board of Directors options had a weighted-average remaining contractual life of 8.1 years.

    USA Education, Inc. accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no compensation expense for stock options granted under the plans. The following table summarizes pro-forma disclosures for the years ended December 31, 2001, 2000 and 1999, as if the Company had accounted for employee and Board of Directors stock options granted subsequent to December 31, 1994 under the fair market value method as set forth in SFAS
No. 123, "Accounting for Stock-Based Compensation." The fair value for these options was estimated at the date of grant using an option pricing model, with the following weighted average assumptions for the years ended December 31, 2001, 2000 and 1999, respectively: risk-free interest rate of 5 percent, 6 percent and 6 percent; volatility factor of the expected market price of the Company's common stock of 35 percent, 34 percent and 34 percent; expected dividend rate of 1 percent, 2 percent and 2 percent; and the time of the expected

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

16. STOCK OPTION PLANS (CONTINUED)
life of the option of ten years. Vesting for options with vesting periods tied to the Company's stock price is assumed to occur annually in one-third increments.

                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  2001       2000       1999
                                                --------   --------   --------
Net income attributable to common stock.......  $372,495   $453,495   $499,393
                                                ========   ========   ========
Pro-forma net income attributable to common
  stock.......................................  $266,523   $406,484   $473,386
                                                ========   ========   ========
Basic earnings per share......................  $   2.34   $   2.84   $   3.11
                                                ========   ========   ========
Pro-forma basic earnings per share............  $   1.68   $   2.55   $   2.95
                                                ========   ========   ========
Diluted earnings per share....................  $   2.28   $   2.76   $   3.06
                                                ========   ========   ========
Pro-forma diluted earnings per share..........  $   1.63   $   2.47   $   2.90
                                                ========   ========   ========

17. BENEFIT PLANS

PENSION PLANS

    Under the Company's regular and supplemental pension plans, participants accrue benefits under a cash balance formula. Under the formula, each participant has an account, for record keeping purposes only, to which credits are allocated each payroll period based on a percentage of the participant's compensation for the current pay period. The applicable percentage is determined by the number of years of service the participant has with the Company. If an individual participated in the Company's prior pension plan as of September 30, 1999 and met certain age and service criteria, the participant ("grandfathered participant") will receive the greater of the benefits calculated under the prior plan, which uses a final average pay plan method, or under the cash balance formula.

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17. BENEFIT PLANS (CONTINUED)
    The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the two-year period ending December 31, 2001, and a statement of the funded status as of December 31 of both years:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation at beginning of year...........  $126,094   $103,641
Service cost................................................     9,401      7,108
Interest cost...............................................     9,813      7,983
Acquisitions................................................        --     22,580
Actuarial gain..............................................    (1,376)    (7,781)
Benefits paid...............................................   (18,284)    (7,437)
                                                              --------   --------
Benefit obligation at end of year...........................   125,648    126,094
                                                              --------   --------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............   164,407    130,108
Actual return on plan assets................................    21,721     23,670
Acquisitions................................................        --     19,407
Benefits paid...............................................   (18,284)    (7,437)
Administrative payments.....................................    (1,605)    (1,341)
                                                              --------   --------
Fair value of plan assets at end of year....................   166,239    164,407
                                                              --------   --------
FUNDED STATUS
Funded status at end of year................................    40,591     38,313
Unrecognized net actuarial gain.............................   (54,192)   (50,994)
Unrecognized prior service cost and transition asset........    (1,628)    (1,891)
                                                              --------   --------
Accrued pension cost........................................  $(15,229)  $(14,572)
                                                              ========   ========

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate...............................................    7.00%      7.75%
Expected return on plan assets..............................   10.00%     10.00%
Rate of compensation increase...............................    5.50%      5.50%

    Net periodic pension cost included the following components:

                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2001       2000       1999
                                                 --------   --------   --------
Service cost--benefits earned during the
  period.......................................  $  9,401   $  7,108   $  5,033
Interest cost on project benefit obligations...     9,813      7,983      6,651
Expected return on plan assets.................   (16,111)   (13,593)   (11,606)
Net amortization and deferral..................    (2,446)    (2,922)    (1,805)
                                                 --------   --------   --------
Net periodic pension cost (benefit)............  $    657   $ (1,424)  $ (1,727)
                                                 ========   ========   ========

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17. BENEFIT PLANS (CONTINUED)
    The Company maintains a nonqualified pension plan for certain key employees as designated by the Board of Directors and a nonqualified pension plan for its Board of Directors. The nonqualified pension plans were the only pension plans with an accumulated benefit obligation in excess of plan assets. There are no plan assets in the nonqualified plans due to the nature of the plans. The accumulated benefit obligations for these plans at December 31, 2001 and 2000 was $14 million.

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

    During 2001 and 2000, the Company provided an additional discretionary employer contribution to the Plan for employees who were not in other Company incentive plans. In 2001, 401(k) expense increased due to the determination prior to year-end 2001 that this discretionary award would also be provided; therefore, an accrual was made at year-end. In prior years this discretionary contribution was not determined to be available until after the close of the fiscal year. The Company also acquired USA Group, Inc. in August 2000, whose employees were immediately eligible for participation in the plan.

    The Company also maintains a non-qualified plan to ensure that designated participants receive the full amount of benefits to which they would have been entitled under the 401(k) Plan except for limits on compensation and contribution levels imposed by the Internal Revenue Code.

    Total expenses related to the 401(k) plans were $21 million, $9 million and $5 million in 2001, 2000 and 1999, respectively.

18. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. INCOME TAXES (CONTINUED)
purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2001 and 2000 are as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
Deferred tax liabilities:
      Leases............................................  $292,456   $295,018
      Unrealized investment gains.......................   210,356    246,811
      Other.............................................    21,963     28,069
                                                          --------   --------
                                                           524,775    569,898
                                                          --------   --------
Deferred tax assets:
      Loan origination services.........................    92,018     74,245
      Student loan reserves.............................    64,400     48,800
      In-substance defeasance transactions..............    27,124     27,446
      Asset valuation allowances........................    15,049      8,093
      Securitization transactions.......................   148,505     60,834
      Partnership income................................    26,791     31,311
      Other.............................................    83,160     62,298
                                                          --------   --------
                                                           457,047    313,027
                                                          --------   --------
Net deferred tax liabilities............................  $ 67,728   $256,871
                                                          ========   ========

    The GSE is exempt from all state, local and District of Columbia taxes except for real property taxes. USA Education, Inc. and its other subsidiaries are subject to state and local taxes that increased the effective tax rate by
3.3 and 1.5 percent in 2001 and 2000, respectively, and were immaterial in 1999. Deferred tax assets on in-substance defeasance transactions resulted from premiums on the debt extinguished. These premiums are capitalized and amortized over the life of the defeasance trust for tax purposes. As of December 31, 2001, 2000 and 1999, all of the state tax expense is classified as current.

    Reconciliations of the statutory U.S. federal income tax rates to the Company's effective tax rate follow:

                                                                      YEARS ENDED
                                                                      DECEMBER 31,
                                                          ------------------------------------
                                                            2001          2000          1999
                                                          --------      --------      --------
Statutory rate..........................................    35.0%         35.0%         35.0%
Tax exempt interest and dividends received deduction....    (1.8)         (2.2)         (2.8)
State tax, net of federal...............................     3.3           1.5            .7
Goodwill................................................     1.1            .4            .2
Credits.................................................    (1.5)         (1.1)         (1.1)
Other, net..............................................      .1           (.4)          (.1)
                                                            ----          ----          ----
Effective tax rate......................................    36.2%         33.2%         31.9%
                                                            ====          ====          ====

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. INCOME TAXES (CONTINUED)
    Deferred income taxes are recorded using enacted tax laws and rates for the years in which taxes are expected to be paid. In addition, deferred tax assets are recognized for tax loss and tax credit carryforwards, to the extent that realization of such assets is more likely than not.

    The current and deferred portions of the income tax provision were as follows:

                                                                        DECEMBER 31,
                                                              --------------------------------
                                                                2001        2000       1999
                                                              ---------   --------   ---------
Current provision (benefit):
    Federal.................................................  $ 431,619   $256,883   $ 355,551
    State...................................................     20,335     10,954       4,943
                                                              ---------   --------   ---------
Total current provision.....................................    451,954    267,837     360,494
Deferred provision (benefit):
    Federal.................................................   (228,632)   (31,957)   (120,367)
                                                              ---------   --------   ---------
Total deferred position.....................................   (228,632)   (31,957)   (120,367)
                                                              ---------   --------   ---------
Provision for income tax expense............................  $ 223,322   $235,880   $ 240,127
                                                              =========   ========   =========

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                        2001
                                                     ------------------------------------------
                                                      FIRST      SECOND      THIRD      FOURTH
                                                     QUARTER    QUARTER     QUARTER    QUARTER
                                                     --------   --------   ---------   --------
Net interest income................................  $179,808   $227,403   $ 197,619   $268,586
Less: provision for losses.........................    13,599     13,271      15,299     23,822
                                                     --------   --------   ---------   --------
Net interest income after provision for losses.....   166,209    214,132     182,320    244,764
Derivative market value adjustment.................  (168,164)   116,884    (552,832)   151,687
Other income.......................................   222,642    279,336     265,097    202,967
Operating expenses.................................   167,373    170,267     184,113    185,901
Income taxes.......................................    20,839    155,617     (98,656)   145,522
Minority interest in net earnings of subsidiary....     2,674      2,673       2,673      2,050
                                                     --------   --------   ---------   --------
Net income.........................................    29,801    281,795    (193,545)   265,945
Preferred stock dividends..........................     2,875      2,875       2,875      2,875
                                                     --------   --------   ---------   --------
Net income attributable to common stock............  $ 26,926   $278,920   $(196,420)  $263,070
                                                     ========   ========   =========   ========
Basic earnings per common share....................  $    .17   $   1.74   $   (1.25)  $   1.69
                                                     ========   ========   =========   ========
Diluted earnings per common share..................  $    .16   $   1.68   $   (1.25)  $   1.69
                                                     ========   ========   =========   ========

                                                                        2000
                                                      -----------------------------------------
                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
Net interest income.................................  $161,869   $161,641   $160,333   $157,945
Less: provision for losses..........................     9,438      7,900      5,428      9,354
                                                      --------   --------   --------   --------
Net interest income after provision for losses......   152,431    153,741    154,905    148,591
Other income........................................   175,591    125,314    205,916    180,812
Operating expenses..................................    96,238     95,044    220,116    174,312
Income taxes........................................    75,461     60,844     45,813     53,762
Minority interest in net earnings of subsidiary.....     2,674      2,673      2,674      2,673
                                                      --------   --------   --------   --------
Net income..........................................   153,649    120,494     92,218     98,656
Preferred stock dividends...........................     2,907      2,886      2,865      2,864
                                                      --------   --------   --------   --------
Net income attributable to common stock.............  $150,742   $117,608   $ 89,353   $ 95,792
                                                      ========   ========   ========   ========
Basic earnings per common share.....................  $    .96   $    .75   $    .56   $    .58
                                                      ========   ========   ========   ========
Diluted earnings per common share...................  $    .93   $    .73   $    .55   $    .56
                                                      ========   ========   ========   ========

                              USA EDUCATION, INC.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

                                                                        1999
                                                      -----------------------------------------
                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
Net interest income.................................  $157,652   $172,706   $184,358   $179,074
Less: provision for losses..........................     7,636     13,029      6,545      7,148
                                                      --------   --------   --------   --------
Net interest income after provision for losses......   150,016    159,677    177,813    171,926
Other income........................................   106,639    111,631     95,310    137,210
Operating expenses..................................    86,268     86,410     91,520     94,372
Income taxes........................................    53,905     58,561     57,524     70,137
Minority interest in net earnings of subsidiary.....     2,673      2,674      2,674      2,673
                                                      --------   --------   --------   --------
Net income..........................................   113,809    123,663    121,405    141,954
Preferred stock dividends...........................        --         --         --      1,438
                                                      --------   --------   --------   --------
Net income attributable to common stock.............  $113,809   $123,663   $121,405   $140,516
                                                      ========   ========   ========   ========
Basic earnings per common share.....................  $    .70   $    .77   $    .76   $    .89
                                                      ========   ========   ========   ========
Diluted earnings per common share...................  $    .69   $    .76   $    .75   $    .87
                                                      ========   ========   ========   ========

                                   APPENDIX A

FEDERAL FAMILY EDUCATION LOAN PROGRAM

GENERAL

    The Federal Family Education Loan Program, known as FFELP, under Title IV of the Higher Education Act, provides for loans to students who are enrolled in eligible institutions, or to parents of dependent students, to finance their educational costs. As further described below, payment of principal and interest on the student loans is guaranteed by a state or not-for-profit guarantee agency against:

    - default of the borrower;

    - the death, bankruptcy or permanent, total disability of the borrower;

    - closing of the borrower's school prior to the end of the academic period;

    - false certification by the borrower's school of his eligibility for the loan; and

    - an unpaid school refund.

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

    Four types of FFELP student loans are currently authorized under the Higher Education Act:

    - Subsidized Stafford Loans to students who demonstrate requisite financial need;

    - Unsubsidized Stafford Loans to students who either do not demonstrate financial need or require additional loans to supplement their Subsidized Stafford Loans;

    - Parent Loans for Undergraduate Students, known as "PLUS Loans," to parents of dependent students whose estimated costs of attending school exceed other available financial aid; and

    - Consolidation Loans, which consolidate into a single loan a borrower's obligations under various federally authorized student loan programs.

    Before July 1, 1994, the Higher Education Act also authorized loans called "Supplemental Loans to Students" or "SLS Loans" to independent students and, under some circumstances, dependent undergraduate students, to supplement their Subsidized Stafford Loans. The SLS program was replaced by the Unsubsidized Stafford Loan program.

    This appendix describes or summarizes the material provisions of Title IV of the Higher Education Act, the FFELP and related statutes and regulations. It, however, is not complete and is qualified in its entirety by reference to each actual statute and regulation. Both the Higher Education Act and the related regulations have been the subject of extensive amendments over the years. The Company cannot predict whether future amendments or modifications might materially change any of the programs described in this appendix or the statutes and regulations that implement them.

LEGISLATIVE MATTERS

    The FFELP is subject to comprehensive reauthorization every 6 years and to frequent statutory and regulatory changes. The most recent reauthorization was the Higher Education Amendments of 1998. Since the 1998 reauthorization, the Higher Education Act has been amended by the Ticket to

Work and Work Incentives Improvement Act of 1999, the Consolidated Appropriations Act of 2001 and by Public Law 107-139, which President Bush signed on February 8, 2002.

    In 1993 Congress created the William D. Ford Federal Direct Loan Program ("FDLP") under which Stafford, PLUS and Consolidation Loans are funded directly by the U.S. Department of Treasury. The school determines whether it will participate in the FFELP or FDLP.

    The 1998 reauthorization extended the principal provisions of the FFELP and the FDLP to October 1, 2003. This legislation, as modified by the 1999 act and made permanent by the 2002 legislation, lowered both the borrower interest rate on Stafford Loans to a formula based on the 91-day Treasury bill rate plus
2.3 percent (1.7 percent during in-school and grace periods) and the lender's rate after special allowance payments to the 91-day Treasury bill rate plus
2.8 percent (2.2 percent during in-school and grace periods) for loans originated on or after October 1, 1998. The borrower interest rate on PLUS loans originated during this period is equal to the 91-day Treasury bill rate plus
3.1 percent.

    The 1999 and 2001 acts changed the financial index on which special allowance payments are computed on new loans from the 91-day Treasury bill rate to the three-month commercial paper rate (financial) for FFELP loans disbursed on or after January 1, 2000. For these FFELP loans, the special allowance payments to lenders are based upon the three-month commercial paper (financial) rate plus 2.34% (1.74% during in-school and grace periods). The 1999 act did not change the rate that the borrower pays on FFELP loans.

    The 2001 act changed the financial index on which the interest rate for some borrowers of SLS and PLUS loans are computed. The index was changed from the 1-year Treasury bill rate to the weekly average one-year constant maturity Treasury yield. The 2002 act changed the interest rate paid by borrowers beginning in fiscal year 2006 to a fixed rate of 6.8% for Stafford loans and 7.9% for PLUS loans.

    The 1998 reauthorization maintained interest rates for borrowers of Federal Direct Consolidation Loans whose applications were received prior to February 1, 1999 at 7.46 percent, which rates are adjusted annually based on a formula equal to the 91-day Treasury bill rate plus 2.3 percent. The borrower interest rates on Federal Direct Consolidation Loans for borrowers whose applications are received on or after February 1, 1999 and before July 1, 2003 (extended by P.L. 107-139) is a fixed rate equal to the lesser of the weighted average of the interest rates of the loans consolidated, adjusted up to the nearest one-eighth of one percent, and 8.25%. This is the same rate that the 1998 legislation set on FFELP Consolidation Loans for borrowers whose applications are received on or after October 1, 1998 and before July 1, 2003 (extended by P.L. 107-139). The 1998 legislation, as modified by the 1999 and 2002 acts, sets the special allowance payment rate for FFELP loans at the three-month commercial paper rate plus 2.64% for loans disbursed on or after January 1, 2000. Lenders of FFELP Consolidation Loans pay a rebate fee of 1.05% per annum to the U.S. Department of Education. All other guaranty fees may be passed on to the borrower.

ELIGIBLE LENDERS, STUDENTS AND EDUCATIONAL INSTITUTIONS

    Lenders eligible to make loans under the FFELP generally include banks, savings and loan associations, credit unions, pension funds and, under some conditions, schools and guarantors. A student loan may be made to, or on behalf of, a "qualified student." A "qualified student" is an individual who

    - is a United States citizen, national or permanent resident;

    - has been accepted for enrollment or is enrolled and is maintaining satisfactory academic progress at a participating educational institution; and

    - is carrying at least one-half of the normal full-time academic workload for the course of study the student is pursuing.

    A student qualifies for a subsidized Stafford loan if his family meets the financial need requirements for the particular loan program. Only PLUS loan borrowers have to meet credit standards.

    Eligible schools include institutions of higher education, including proprietary institutions, meeting the standards provided in the Higher Education Act. For a school to participate in the program, the Department of Education must approve its eligibility under standards established by regulation.

FINANCIAL NEED ANALYSIS

    Subject to program limits and conditions, student loans generally are made in amounts sufficient to cover the student's estimated costs of attending school, including tuition and fees, books, supplies, room and board, transportation and miscellaneous personal expenses as determined by the institution. Each Stafford Loan applicant (and parents in the case of a dependent child) must undergo a financial need analysis. This requires the applicant (and parents in the case of a dependent child) to submit financial data to a federal processor. The federal processor evaluates the parents' and student's financial condition under federal guidelines and calculates the amount that the student and the family are expected to contribute towards the student's cost of education. After receiving information on the family contribution, the institution then subtracts the family contribution from the student's costs to attend the institution to determine the student's need for financial aid. Some of this need is met by grants, scholarships, institutional loans and work assistance. A student's "unmet need" is further reduced by the amount of Stafford Loans for which the borrower is eligible.

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

    (3) adding the applicable special allowance margin described in the table below; and

    (4) dividing the resultant percentage by 4.

    If the result is negative, the special allowance payment is zero.

DATE OF FIRST DISBURSEMENT                                 SPECIAL ALLOWANCE MARGIN
--------------------------               ------------------------------------------------------------
Before 10/17/86.................         3.50%
From 10/17/86 through
  09/30/92......................         3.25%
From 10/01/92 through
  06/30/95......................         3.10%
From 07/01/95 through
  06/30/98......................         2.50% for Stafford Loans that are in In--School, Grace or
                                         Deferment
                                         3.10% for Stafford Loans that are in Repayment and all other loans

From 07/01/98 through
  12/31/99......................         2.20% for Stafford Loans that are in In--School,Grace or
                                         Deferment
                                         2.80% for Stafford Loans that are in Repayment
                                         3.10% for PLUS, SLS and Consolidation loans

    For student loans disbursed after January 1, 2000, the special allowance percentage is computed by:

    (1) determining the average of the bond equivalent rates of 3-month commercial paper (financial) rates quoted for that quarter;

    (2) subtracting the applicable borrower interest rate;

    (3) adding the applicable special allowance margin described in the table below; and

    (4) dividing the resultant percentage by 4.

    If the result is negative, the special allowance payment is zero.

DATE OF FIRST DISBURSEMENT                           SPECIAL ALLOWANCE MARGIN
--------------------------         ------------------------------------------------------------
From 01/01/00....................  1.74% for Stafford Loans that are in In-School, Grace or
                                   Deferment
                                   2.34% for Stafford Loans that are in Repayment
                                   2.64% for PLUS and Consolidation loans

    Special allowance payments are available on variable rate PLUS Loans and SLS Loans only if the variable rate, which is reset annually, exceeds the applicable maximum borrower rate. The variable rate is based on the weekly average one-year constant maturity Treasury yield for loans made before July 1, 1998 and based on the 91-day Treasury bill for loans made on or after July 1, 1998. The maximum borrower rate for these loans is between 9% and 12%.

STAFFORD LOAN PROGRAM

    For Stafford Loans, the Higher Education Act provides for:

    - federal insurance or reinsurance of Stafford Loans made by eligible lenders to qualified students;

    - federal interest subsidy payments on Subsidized Stafford Loans paid by the Department of Education to holders of the loans in lieu of the borrowers' making interest payments; and

    - special allowance payments representing an additional subsidy paid by the Department to the holders of eligible Stafford Loans.

    We refer to all three types of assistance as "federal assistance".

    INTEREST. The borrower's interest rate on a Stafford Loan can be fixed or variable. Stafford Loan interest rates are presented below.

                                                              MAXIMUM
                                                             BORROWER
TRIGGER DATE                      BORROWER RATE                RATE             INTEREST RATE MARGIN
------------                --------------------------   -----------------   --------------------------
Before 01/01/81...........  7%                           7%                  N/A
From 01/01/81 through
  09/12/83................  9%                           9%                  N/A
From 09/13/83 through
  06/30/88................  8%                           8%                  N/A
From 07/01/88 through
  09/30/92................  8% for 48 months;            8% for 48 months,   3.25% for loans made
                             thereafter, 91-day          then 10%            before 7/23/92 and for
                             Treasury + Interest Rate                          loans made on or before
                             Margin                                            10/1/92 to new student
                                                                               borrowers; 3.10% for
                                                                               loans made after 7/23/92
                                                                               and before 7/1/94 to
                                                                               borrowers with
                                                                               outstanding FFELP loans
From 10/01/92 through
  06/30/94................  91-day Treasury + Interest   9%                  3.10%
                             Rate Margin
From 07/01/94 through
  06/30/95................  91-day Treasury + Interest   8.25%               3.10%
                             Rate Margin
From 07/01/95 through
  06/30/98................  91-day Treasury + Interest   8.25%               2.50% (In-School, Grace or
                             Rate Margin                                       Deferment); 3.10%
                                                                               (Repayment)
From 07/01/98 through
  06/30/06................  91-day Treasury + Interest   8.25%               1.70% (In-School, Grace or
                             Rate Margin                                       Deferment); 2.30%
                                                                               (Repayment)
From 07/01/06.............  6.8%                         6.8%                N/A

    The trigger date for Stafford Loans made before October 1, 1992 is the first day of the enrollment period for which the borrower's first Stafford Loan is made. The trigger date for Stafford Loans made on or after October 1, 1992 is the date of the disbursement of the borrower's first Stafford Loan. All Stafford Loans made on or after July 1, 1994 and before July 1, 2006 have a variable interest rate regardless of the applicable rate on any prior loans.

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

    INTEREST SUBSIDY PAYMENTS. The Department of Education is responsible for paying interest on Subsidized Stafford Loans:

    - while the borrower is a qualified student,

    - during the grace period, and

    - during prescribed deferral periods.

    The Department of Education makes quarterly interest subsidy payments to the owner of a Subsidized Stafford Loan in an amount equal to the interest that accrues on the unpaid balance of that loan before repayment begins or during any deferral periods. The Higher Education Act provides that the owner of an eligible Subsidized Stafford Loan has a contractual right against the United States to receive interest subsidy and special allowance payments. However, receipt of interest subsidy and special allowance payments is conditioned on compliance with the requirements of the Higher Education Act, including the following:

    - satisfaction of need criteria, and

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

                                                                                    INDEPENDENT STUDENTS
                                                                                   -----------------------
                                                                  ALL STUDENTS      ADDITIONAL
BORROWER'S ACADEMIC LEVEL                          SUBSIDIZED      SUBSIDIZED      UNSUBSIDIZED   MAXIMUM
BASE AMOUNT SUBSIDIZED                               ON OR      AND UNSUBSIDIZED    ONLY ON OR     ANNUAL
AND UNSUBSIDIZED ON                                  AFTER        ON OR AFTER         AFTER        TOTAL
OR AFTER 10/1/93                                     1/1/87         10/1/93           7/1/94       AMOUNT
-------------------------                          ----------   ----------------   ------------   --------
Undergraduate (per year):
  1st year.......................................    $ 2,625         $ 2,625          $ 4,000     $  6,625
  2nd year.......................................    $ 2,625         $ 3,500          $ 4,000     $  7,500
  3rd year and above.............................    $ 4,000         $ 5,500          $ 5,000     $ 10,000
Graduate (per year)..............................    $ 7,500         $ 8,500          $10,000     $ 18,500
Aggregate Limit:
  Undergraduate..................................    $17,250         $23,000          $23,000     $ 46,000
  Graduate (including undergraduate).............    $54,750         $65,500          $73,000     $138,500

    For the purposes of the table above:

    - The loan limits include both FFELP and FDLP loans.

    - The amounts in the second column represent the combined maximum loan amount per year for Subsidized and Unsubsidized Stafford Loans. Accordingly, the maximum amount that a student may borrow under an Unsubsidized Stafford Loan is the difference between the combined maximum loan amount and the amount the student received in the form of a Subsidized Stafford Loan.

    Independent undergraduate students, graduate students and professional students may borrow the additional amounts shown in the next to last column in the chart above. Dependent undergraduate students may also receive these additional loan amounts if their parents are unable to provide the family contribution amount and it is unlikely that they will qualify for a PLUS Loan.

    - Students attending certain medical schools are eligible for higher annual and aggregate loan limits.

    - The annual loan limits are sometimes reduced when the student is enrolled in a program of less than one academic year or has less than a full academic year remaining in his program.

    REPAYMENT. Repayment of a Stafford Loan begins 6 months after the student ceases to be enrolled at least half time. In general, each loan must be scheduled for repayment over a period of not more than 10 years after repayment begins. New borrowers on or after October 7, 1998 who accumulate outstanding loans under the FFELP totaling more than $30,000 are entitled to extend repayment for up to 25 years, subject to minimum repayment amounts and Consolidation loan borrowers may be scheduled for repayment up to 30 years depending on the borrower's indebtedness. The Higher Education Act currently requires minimum annual payments of $600, unless the borrower and the lender agree to lower payments, except that negative amortization is not allowed. The Act and related regulations require lenders to offer the choice of a standard, graduated, income-sensitive and extended repayment schedule, if applicable, to all borrowers entering repayment.

    GRACE PERIODS, DEFERRAL PERIODS AND FORBEARANCE PERIODS. After the borrower stops pursuing at least a half-time course of study, he must begin to repay principal of a Stafford Loan following the grace period. However, no principal repayments need be made, subject to some conditions, during deferment and forbearance periods.

    For borrowers whose first loans are disbursed on or after July 1, 1993, repayment of principal may be deferred, subject to a maximum deferment of 3 years:

    - while the borrower returns to school at least half-time or is enrolled in an approved graduate fellowship program or rehabilitation program; or

    - when the borrower is seeking, but unable to find, full-time employment; or

    - when the lender determines that repayment will cause the borrower economic hardship, as defined in the Act.

    The Higher Education Act also permits, and in some cases requires, "forbearance" periods from loan collection in some circumstances. Interest that accrues during forbearance is never subsidized. Interest that accrues during deferment periods may be subsidized.

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

    INTEREST. The interest rate for a PLUS or SLS Loan depends on the date of disbursement and period of enrollment. The interest rates for PLUS Loans and SLS Loans are presented in the following chart. Until July 1, 2001, the 1-year index was the bond equivalent rate of 52-week Treasury bills auctioned at the final auction held prior to each June 1. Beginning July 1, 2001, the 1-year index is the weekly average 1-year constant maturity Treasury yield determined the preceding June 26.

                                                                     MAXIMUM
TRIGGER                                                              BORROWER
DATE                                    BORROWER RATE                  RATE          INTEREST RATE MARGIN
-------                         ------------------------------  ------------------   --------------------
Before 10/01/81...............  9%                              9%                           N/A
From 10/01/81 through
  10/30/82....................  14%                             14%                          N/A
From 11/01/82 through           12%                             12%                          N/A
  06/30/87....................
From 07/01/87 through
  09/30/92....................  1-year Index + Interest Rate    12%                         3.25%
                                  Margin
From 10/01/92 through
  06/30/94....................  1-year Index + Interest Rate    PLUS 10%, SLS 11%           3.10%
                                  Margin
From 07/01/94 through
  06/30/98....................  1-year Index + Interest Rate    9%                          3.10%
                                  Margin
From 6/30/98 through
  06/30/06....................  91-day Treasury + Interest      9%                          3.10%
                                Rate Margin
From 07/01/06.................  7.9%                            7.9%                         N/A

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

    For PLUS or SLS Loans that bear a variable rate, the rate is set annually for 12-month periods, from July 1 through June 30, on the preceding June 1 and is equal to the lesser of:

    - the applicable maximum borrower rate
     and

    - the sum of:

       - the 1-year Index or the bond equivalent rate of 3-month Treasury bills, as applicable,
        and

       - the applicable interest rate margin.

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

    To obtain a Consolidation Loan, the borrower must be either in repayment status or in a grace period before repayment begins. In addition, for applications received before January 1, 1993, the borrower must not have been delinquent by more than 90 days on any student loan payment. Married couples who agree to be jointly and severally liable will be treated as one borrower for purposes of loan consolidation eligibility.

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

    A borrower must consolidate his loans with his current lender if he has only FFELP loans, they are all held by the same lender and that lender makes Consolidation Loans. Otherwise, the borrower may consolidate his loans with any lender or, if he has FDLP loans or applies for an income-sensitive repayment plan, with the FDLP.

GUARANTEE AGENCIES UNDER THE FFELP

    Under the FFELP, guarantee agencies guarantee loans made by eligible lending institutions. Student loans are guaranteed as to 100% of principal and accrued interest against death or discharge. The guarantor also pays 100% of the unpaid principal and accrued interest on PLUS Loans, where the student on whose behalf the loan was borrowed dies. Guarantee agencies also guarantee lenders against default. For loans that were made before October 1, 1993, lenders are insured for 100% of the principal and unpaid accrued interest. Since October 1, 1993, lenders are insured for 98% of principal and all accrued interest.

    The Secretary of Education reinsures guarantors for amounts paid to lenders on loans that are discharged or defaulted. The reimbursement on discharged loans is for 100% of the amount paid to the holder. The reimbursement rate for defaulted loans decreases as a guarantor's default rate increases. The first trigger for a lower reinsurance rate is when the amount of defaulted loan reimbursements exceeds 5% of the amount of all loans guaranteed by the agency in repayment status at the beginning of the federal fiscal year. The second trigger is when the amount of defaults exceeds 9% of the loans in repayment. Guarantee agency reinsurance rates are presented in the table below.

CLAIMS PAID DATE                                              MAXIMUM    5% TRIGGER   9% TRIGGER
----------------                                              --------   ----------   ----------
Before October 1, 1993......................................    100%         90%          80%
October 1, 1993 - September 30, 1998........................     98%         88%          78%
On or after October 1, 1998.................................     95%         85%          75%

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

STUDENT LOAN DISCHARGES

    FFELP loans are not generally dischargeable in bankruptcy. Under the United States Bankruptcy Code, before a student loan may be discharged, the borrower must demonstrate that repaying it would cause the borrower or his family undue hardship. When a FFELP borrower files for bankruptcy, collection of the loan is suspended during the time of the proceeding. If the borrower files under the "wage earner" provisions of the Bankruptcy Code or files a petition for discharge on the ground of undue hardship, then the lender transfers the loan to the guarantee agency which then participates in the bankruptcy proceeding. When the proceeding is complete, unless there was a finding of undue hardship, the loan is transferred back to the lender and collection resumes.

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

GUARANTOR FUNDING

    In addition to providing the primary guarantee on FFELP loans, guarantee agencies are charged with responsibility for maintaining records on all loans on which they have issued a guarantee ("account maintenance"), assisting lenders to prevent default by delinquent borrowers ("default aversion"), post-default loan administration and collections and program awareness and oversight. These activities are funded by revenues from the following statutorily prescribed sources plus earnings on investments.

SOURCE                                                                       BASIS
------                                             ----------------------------------------------------------
Insurance Premium............................      Up to 1% of the principal amount guaranteed, withheld from the proceeds of each loan disbursement.
Loan Processing and Origination Fee..........      .65% of the principal amount guaranteed, paid by the
                                                     Department of Education.
Account Maintenance Fee......................      .10% of the original principal amount of loans
                                                     outstanding, paid by the Department of Education.
Default Aversion Fee.........................      1% of the outstanding amount of loans that were reported
                                                     delinquent but did not default within 300 days
                                                     thereafter, paid by transfers out of the Student Loan
                                                     Reserve Fund.
Collection Retention.........................      24% of the amount collected on loans on which reinsurance
                                                     has been paid (18.5% collected for a defaulted loan that
                                                     is purchased by a lender for rehabilitation or
                                                     consolidation), withheld from gross receipts.

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