Form 10-Q
period 2002-03-31
USA EDUCATION INC
filed 2002-05-15
CIK 1032033

Use these links to rapidly review the document
USA EDUCATION, INC. FORM 10-Q INDEX March 31, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

(Amended by Exch Act Rel No. 312905. eff 4/26/93.)
Commission File Number: 001-13251

USA EDUCATION, INC.
(formerly SLM Holding Corporation)
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2013874 (I.R.S. Employer Identification No.)
11600 Sallie Mae Drive, Reston, Virginia (Address of principal executive offices)	20193 (Zip Code)

(703) 810-3000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at March 31, 2002
Common Stock, $.20 par value	155,334,776 shares

USA EDUCATION, INC.
FORM 10-Q
INDEX
March 31, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

USA EDUCATION, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets
Student loans, net	$40,962,044	$41,000,870
Warehousing advances/academic facilities financings
Bonds available-for-sale	379,838	396,895
Loans	1,300,785	1,371,252

Total warehousing advances/academic facilities financings	1,680,623	1,768,147
Investments
Trading	778	791
Available-for-sale	3,923,268	4,053,719
Held-to-maturity	1,005,325	1,017,642

Total investments	4,929,371	5,072,152
Cash and cash equivalents	594,539	715,001
Residual interest and servicing assets	1,739,060	1,859,450
Other assets	2,538,798	2,458,339

Total assets	$52,444,435	$52,873,959

Liabilities
Short-term borrowings	$30,745,072	$31,064,821
Long-term notes	17,411,673	17,285,350
Other liabilities	2,333,604	2,851,326

Total liabilities	50,490,349	51,201,497

Commitments and contingencies
Stockholders' equity
Preferred stock, Series A, par value $.20 per share, 20,000 shares authorized: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share	165,000	165,000
Common stock, par value $.20 per share, 375,000 shares authorized: 204,357 and 202,736 shares issued, respectively	40,871	40,547
Additional paid-in capital	904,946	805,804
Unrealized gains on investments and derivatives (net of tax of $301,618 and $360,876, respectively)	560,148	670,199
Retained earnings	2,456,711	2,068,490

Stockholders' equity before treasury stock	4,127,676	3,750,040
Common stock held in treasury at cost: 49,022 and 47,241 shares, respectively	2,173,590	2,077,578

Total stockholders' equity	1,954,086	1,672,462

Total liabilities and stockholders' equity	$52,444,435	$52,873,959

See accompanying notes to consolidated financial statements.

USA EDUCATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Three months ended March 31,
	2002	2001
	(Unaudited)	(Unaudited)
Interest income:
Student loans	$534,251	$713,033
Warehousing advances/academic facilities financings
Taxable	14,219	22,620
Tax-exempt	4,696	6,167

Total warehousing advances/academic facilities financings	18,915	28,787
Investments	44,811	132,853

Total interest income	597,977	874,673
Interest expense:
Short-term debt	177,049	510,670
Long-term debt	139,551	184,195

Total interest expense	316,600	694,865

Net interest income	281,377	179,808
Less: provision for losses	20,237	13,599

Net interest income after provision for losses	261,140	166,209

Other income:
Gains on student loan securitizations	44,260	9,478
Servicing and securitization revenue	194,682	120,011
(Losses) on sales of securities	(89,107)	(31,335)
Guarantor servicing and collection fees	79,601	55,506
Derivative market value adjustment	288,351	(168,164)
Other	42,385	68,982

Total other income	560,172	54,478

Operating expenses:
Salaries and benefits	94,103	92,567
Other	72,698	74,806

Total operating expenses	166,801	167,373

Income before income taxes and minority interest in net earnings of subsidiary	654,511	53,314

Income taxes:
Current	171,921	39,137
Deferred	60,246	(18,298)

Total income taxes	232,167	20,839
Minority interest in net earnings of subsidiary	—	2,674

Net income	422,344	29,801
Preferred stock dividends	2,875	2,875

Net income attributable to common stock	$419,469	$26,926

Basic earnings per share	$2.70	$0.17

Average common shares outstanding	155,629	163,051

Diluted earnings per share	$2.63	$0.16

Average common and common equivalent shares outstanding	159,683	169,939

See accompanying notes to consolidated financial statements.

USA EDUCATION, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock Shares				Preferred Stock	Common Stock	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total Stockholders' Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2000	3,300,000	190,851,936	(26,707,091)	164,144,845	$165,000	$38,170	$225,211	$311,301	$1,810,902	$(1,135,248)	$1,415,336
Comprehensive income:
Net income									29,801		29,801
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								190,394			190,394
Change in unrealized gains (losses) on derivatives, net of tax								(61,467)			(61,467)

Comprehensive income											158,728
Cash dividends:
Common stock ($.18 per share)									(28,512)		(28,512)
Preferred stock ($.87 per share)									(2,875)		(2,875)
Issuance of common shares		4,847,408		4,847,408		970	207,386				208,356
Premiums on equity forward purchase contracts							(8,054)				(8,054)
Repurchase of common shares			(6,023,484)	(6,023,484)						(322,801)	(322,801)

Balance at March 31, 2001	3,300,000	195,699,344	(32,730,575)	162,968,769	$165,000	$39,140	$424,543	$440,228	$1,809,316	$(1,458,049)	$1,420,178

Balance at December 31, 2001	3,300,000	202,736,386	(47,240,838)	155,495,548	$165,000	$40,547	$805,804	$670,199	$2,068,490	$(2,077,578)	$1,672,462
Comprehensive income:
Net income									422,344		422,344
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(138,380)			(138,380)
Change in unrealized gains (losses) on derivatives, net of tax								28,329			28,329

Comprehensive income											312,293
Cash dividends:
Common stock ($.20 per share)									(31,248)		(31,248)
Preferred stock ($.87 per share)									(2,875)		(2,875)
Issuance of common shares		1,620,637	229,602	1,850,239		324	89,392			19,301	109,017
Tax benefit related to employee stock option and purchase plan							20,870				20,870
Premiums on equity forward purchase contracts							(11,120)				(11,120)
Repurchase of common shares			(2,011,011)	(2,011,011)						(115,313)	(115,313)

Balance at March 31, 2002	3,300,000	204,357,023	(49,022,247)	155,334,776	$165,000	$40,871	$904,946	$560,148	$2,456,711	$(2,173,590)	$1,954,086

See accompanying notes to consolidated financial statements.

USA EDUCATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three months ended March 31,
	2002	2001
	(Unaudited)	(Unaudited)
Operating activities
Net income	$422,344	$29,801
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) on student loan securitizations	(44,260)	(9,478)
Losses on sales of securities	89,107	31,335
(Increase) decrease in derivative market value adjustment	(288,351)	168,164
Provision for losses	20,237	13,599
(Increase) in accrued interest receivable	(62,417)	(114,030)
Increase (decrease) in accrued interest payable	10,993	(73,952)
(Increase) in other assets	(132,904)	(108,061)
(Decrease) in other liabilities	(117,450)	(31,256)

Total adjustments	(525,045)	(123,679)

Net cash (used in) operating activities	(102,701)	(93,878)

Investing activities
Student loans purchased	(4,326,164)	(3,627,527)
Reduction of student loans:
Installment payments	595,675	782,694
Claims and resales	182,201	139,332
Proceeds from securitization of student loans	3,585,713	1,815,320
Proceeds from sales of student loans	29,065	703
Warehousing advances/academic facilities financings made	(272,057)	(342,353)
Warehousing advances/academic facilities financings repayments	357,457	334,902
Investments purchased	(8,128,740)	(25,113,784)
Proceeds from sale or maturity of investments	8,232,175	24,617,108
Purchase of subsidiaries, net of cash acquired	(46,392)	—

Net cash provided by (used in) investing activities	208,933	(1,393,605)

Financing activities
Short-term borrowings issued	118,102,346	330,815,625
Short-term borrowings repaid	(114,706,957)	(327,999,666)
Long-term notes issued	4,642,827	2,158,470
Long-term notes repaid	(8,234,241)	(3,011,600)
Equity forward contracts and stock issued	118,767	200,302
Common stock repurchased	(115,313)	(322,801)
Common dividends paid	(31,248)	(28,512)
Preferred dividends paid	(2,875)	(2,875)

Net cash (used in) provided by financing activities	(226,694)	1,808,943

Net (decrease) increase in cash and cash equivalents	(120,462)	321,460
Cash and cash equivalents at beginning of period	715,001	734,468

Cash and cash equivalents at end of period	$594,539	$1,055,928

Cash disbursements made for:
Interest	$474,560	$673,393

Income taxes	$331,500	$84,400

See accompanying notes to consolidated financial statements.

USA EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2002 and for the three months ended
March 31, 2002 and 2001 is unaudited)
(Dollars and shares in thousands, except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited consolidated financial statements of USA Education, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results for the year ending December 31, 2002.

2. New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and broadens the criteria for recording identifiable intangible assets separate from goodwill. SFAS 142 requires companies to cease systematically amortizing goodwill (and other intangible assets with indefinite lives), but rather perform an assessment for impairment by applying a fair-value-based test on an annual basis (or an interim basis if circumstances indicate a possible impairment). Future impairment losses are to be recorded as an operating expense, except at the transition date, when any impairment write-off of existing goodwill is to be recorded as a "cumulative effect of change in accounting principle." In accordance with SFAS 142, any goodwill and indefinite-life intangibles resulting from acquisitions completed after June 30, 2001 will not be amortized. Effective January 1, 2002, the Company ceased amortizing goodwill and indefinite-life intangibles in accordance with SFAS 142. In 2002, the Company will be required to test its goodwill for impairment, which could have an adverse effect on the Company's future results of operations if an impairment occurs. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS 142.

3. Allowance for Losses

        The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. The Company evaluates the adequacy of the provision for losses on its federally insured portfolio of student loans separately from its non-federally insured portfolio. For the federally insured portfolio, the Company primarily considers trends in student loan claims rejected for payment by guarantors due to servicing defects as well as overall default rates on those FFELP student loans subject to the two percent risk-sharing, i.e., those loans that are insured as to 98 percent of principal and accrued interest. Once a student loan is rejected for claim payment, the Company's policy is to continue to pursue the recovery of principal and interest. Due to the nature of FFELP loans and the extensive collection efforts in which the Company engages, the Company currently writes off an unpaid claim once it has aged to two years.

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

        The following table shows the loan delinquency trends for the three months ended March 31, 2002 and 2001, presented on the Company's non-federally insured student loan portfolio.

	Three months ended March 31,
	2002	2001
(Dollars in millions)
Loans in school/deferment	$1,754	$883
Loans in repayment
Loans current	2,404	1,928
Loans in forbearance	335	290
Loans delinquent 30-59 days	110	88
Loans delinquent 60-89 days	46	48
Loans delinquent greater than 90 days	77	77

Total loans in repayment	2,972	2,431

Ending non-federally insured student loan portfolio	$4,726	$3,314

        The following table summarizes changes in the allowance for student loan losses for the three months ended March 31, 2002 and 2001.

	Three months ended March 31,
	2002	2001
Balance at beginning of period	$265,140	$227,406
Additions
Provision for losses	20,093	13,260
Recoveries	1,487	1,215
Other	525	5,119
Deductions
Reductions for student loan sales and securitizations	(2,466)	(3,671)
Charge-offs	(15,900)	(11,657)

Balance at end of period	$268,879	$231,672

        The provision for losses reflected in the Consolidated Statements of Income for the three months ended March 31, 2002 and 2001 also includes a minimal provision for the maintenance of certain reserves.

4. Student Loan Securitization

        When the Company sells receivables in securitizations of student loans, it retains a residual interest and, in some cases, a cash reserve account, all of which are retained interests in the securitized receivables. At March 31, 2002 and 2001, the balance of these assets was $1.7 billion and $1.9 billion, respectively. Gain or loss on the sale of the receivables is based upon the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company estimates fair value, both initially and on a quarterly basis going forward, based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions—credit losses, prepayment speeds and discount rates commensurate with the risks involved.

        During the first quarter of 2002, the Company sold $3.5 billion of student loans in two securitization transactions and securitized $30 million through the recycling provisions of prior securitizations. The Company recorded a pre-tax securitization gain of $44 million or 1.25 percent of the portfolios securitized in the first quarter of 2002. In the first quarter of 2001, the Company sold $1.8 billion of student loans and recorded a pre-tax securitization gain of $9 million or .53 percent of the portfolios securitized. At March 31, 2002 and December 31, 2001, securitized student loans outstanding totaled $32.5 billion and $30.7 billion, respectively.

        In those securitizations, the Company, through Sallie Mae Servicing, LP, has servicing responsibilities for the loans and receives annual servicing fees of 0.9 percent per annum of the outstanding balance of student loans other than consolidation loans and 0.5 percent per annum of the outstanding balance of consolidation loans for the securitization transactions engaged in by its subsidiary, the Student Loan Marketing Association. The Company also receives rights to future cash flows arising after the investors in the trust have received the return for which they have contracted. Trust investors and the securitization trusts have no recourse to the Company's other assets. The Company's retained interests are subordinate to investors' interests. Their value is subject to credit, prepayment, and interest rate risks.

        Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from the student loan securitization transactions completed during the first quarter of 2002 (weighted based on principal amounts securitized) were as follows:

Prepayment speed	7% per annum
Weighted-average life	5.1 years
Expected credit losses	0.6%
Residual cash flows discounted at	12%

        Expected credit losses resulting from loans securitized in the first quarter of 2002 are dependent on the portfolio's expected rate of defaulted loans, the level of insurance guarantee which ranges from 98 percent to 100 percent of the unpaid principal and interest of the defaulted loan, and the expected level of defaulted loans not eligible for insurance guarantee due to servicing deficiencies (approximately one percent of defaulted loans). The expected dollar amount of credit losses is divided by the portfolio's principal balance to arrive at the expected credit loss percentage. The following table summarizes the cash flows received from securitization trusts entered into during the first quarter of 2002 (Dollars in millions).

Proceeds from new securitizations	$3,556
Servicing fees received	—
Cash flows received on interest-only strips	—

5. Common Stock

        Basic earnings per common share ("Basic EPS") are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share ("Diluted EPS") reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, warrants, and deferred compensation, determined by the treasury stock method, and equity forwards, determined by the reverse treasury stock method, as follows:

	Net Income Attributable to Common Stock	Average Shares	Earnings per Share
Three months ended March 31, 2002
Basic EPS	$419,469	155,629	$2.70
Dilutive effect of stock options, warrants, equity forwards and deferred compensation	—	4,054	(.07)

Diluted EPS	$419,469	159,683	$2.63

Three months ended March 31, 2001
Basic EPS	$26,926	163,051	$.17
Dilutive effect of stock options, warrants, equity forwards and deferred compensation	—	6,888	(.01)

Diluted EPS	$26,926	169,939	$.16

6. Derivative Financial Instruments

Risk Management Strategy

        The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate volatility. The Company's goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. Management believes certain derivative transactions are economically effective; however, those transactions may not qualify for hedge accounting under Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" (as discussed below) and thus may adversely impact earnings. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation. The Company views this strategy as a prudent management of interest rate sensitivity.

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

        Market risk is the effect that a change in interest rates, or implied volatility rates, has on the value of a financial instrument. The Company manages the market risk associated with interest rates by establishing and monitoring limits as to the types and degree of risk.

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

SFAS 133

        Derivative instruments that are used as part of the Company's interest rate risk management strategy include interest rate swaps, interest rate futures contracts, and interest rate floor and cap contracts with indices that relate to the pricing of specific balance sheet assets and liabilities. On January 1, 2001, the Company adopted SFAS 133. SFAS 133 requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. Derivative instruments are classified and accounted for by the Company as either fair value, cash flow, or trading as defined by SFAS 133.

Fair Value Hedges

        Fair value hedges are generally used by the Company to hedge the exposure to changes in fair value of a recognized fixed rate asset or liability. The Company enters into interest rate swaps to convert fixed rate assets into variable rate assets and fixed rate debt into variable rate debt. For hedges of fixed rate debt, the Company considers all components of the derivatives' gain and/or loss when assessing hedge effectiveness. For hedges of fixed rate assets, the Company considers only the changes due to interest rate movements when assessing effectiveness.

Cash Flow Hedges

        Cash flow hedges are generally used by the Company to hedge the exposure of variability in cash flows of a forecasted transaction. The Company uses futures contracts to hedge its interest rate risk on its assets and liabilities. This strategy is used primarily to minimize the exposure to volatility in interest rates. Gains and losses on derivative contracts are accumulated in other comprehensive income and reclassified to current period earnings when the stated hedged transactions occur (in which case gains and losses are amortized over the life of the transaction) or are deemed unlikely to occur (in which case gains and losses are taken immediately). The Company expects to reclassify $6 million of after-tax net losses during the next 12 months related to futures contracts closed as of March 31, 2002. In addition, the Company expects to reclassify as earnings portions of the accumulated deferred net losses related to open futures contracts during the next 12 months based on the anticipated issuance of debt. In assessing hedge effectiveness, all components of each derivative's gains or losses are included in the assessment.

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

Summary of Derivative Financial Statement Impact

        The following tables summarize the fair and notional value of all derivative instruments and their impact on other comprehensive income and earnings.

	March 31,
	Cash Flow		Fair Value		Trading
	2002	2001	2002	2001	2002	2001
Fair Values (Dollars in millions)
Interest rate swaps	$—	$—	$(61)	$(67)	$(145)	$(42)
Floor/Cap contracts	—	—	—	—	(520)	(400)
Futures	(1)	(44)	—	—	11	—
Hedged item	—	—	340	413	—	—
Notional Values (Dollars in billions)
Interest rate swaps	$—	$—	$12.6	$1.8	$55.5	$41.5
Floor/Cap contracts	—	—	—	—	21.9	16.2
Futures	33.5	27.4	—	—	51.9	—

	Three months ended March 31,
	Cash Flow		Fair Value			Trading
	2002	2001	2002		2001	2002	2001
(Dollars in millions)
Changes to other comprehensive income, net of tax
Other comprehensive income, net	$27	$(22)	$—		$—	$1 [5]	$(39) [5]

Earnings Summary
Recognition of closed futures contracts' gains/losses into earnings[1]	$(38)	$(16)	$—		$—	$(53)	$(9)
Amortization of transition adjustment[2]	—	—	—		—	(1)	13
Mark-to-market earnings[3]	—	—	4	[4]	(9)[4]	284	(159)

Total earnings impact	$(38)	$(16)	$4		$(9)	$230	$(155)

1
Reported as interest expense (for hedges where the stated transaction occurred) or as gains and losses on sales of securities (for discontinued hedges and closed futures contracts classified as "trading") in the Consolidated Statements of Income.
2
Reported as a component of other operating income in the Consolidated Statements of Income.
3
Reported as derivative market value adjustment in the Consolidated Statements of Income.
4
The mark-to-market earnings for fair value hedges represent amounts related to ineffectiveness.
5
Represents transition adjustment and related amortization out of other comprehensive income, net.

        The following table shows the components of the change in accumulated other comprehensive income net, for derivatives.

	Three months ended March 31,
	2002	2001
(Dollars in millions)
Accumulated Other Comprehensive Income, Net
Balance at beginning of period	$(50)	$—
Transition adjustment	—	(39)
Transition adjustment amortization	1	—
Additions due to changes in fair value of cash flow hedges	3	(33)
Amortizations	2	1
Discontinued hedges	22	10

Balance at end of period	$(22)	$(61)

        The table below reconciles the mark-to-market earnings to the change in fair values for the three months ended March 31, 2002 and 2001.

	Three months ended March 31,
	Fair Value		Trading
	2002	2001	2002	2001
(Dollars in millions)
Change in value of hedged item	$49	$16	$—	$—
Change in value of derivatives	(45)	(25)	283	(205)
Premiums received from caps/floors	—	—	1	77
Extinguishment of floor contracts	—	—	—	(31)

Total mark-to-market earnings	$4	$(9)	$284	$(159)

7. Acquisitions

        On January 2, 2002, the Company completed the acquisition of Pioneer Credit Recovery, Inc. ("Pioneer"), an Arcade, NY, based company that provides loan delinquency and default services on behalf of the U.S. Department of Education, the U.S. Department of Treasury, and hundreds of other clients. The acquisition price was $38 million in cash. Based on a preliminary allocation of the purchase price, the Company recorded $30 million in goodwill. Pioneer's results of operations for the year ended December 31, 2001 and for the three months ended March 31, 2002 were immaterial to the Company's financial position and its results of operations. The fair value of Pioneer's assets and liabilities at the date of acquisition are presented below (Dollars in millions):

Cash	$2
Goodwill	30
Other assets	7
Other liabilities	(1)

Fair value of net assets acquired	$38

        On January 31, 2002, the Company completed the acquisition of General Revenue Corporation ("GRC"), a Cincinnati, OH, based company that is the nation's largest university-focused collection agency. The acquisition price was $29 million in cash and stock. Based on a preliminary allocation of the purchase price, the Company recorded $21 million in goodwill. GRC's results of operations for the year ended December 31, 2001 and for the three months ended March 31, 2002 were immaterial to the Company's financial position and its results of operations. The fair value of GRC's assets and liabilities at the date of acquisition are presented below (Dollars in millions):

Cash and investments	$4
Goodwill	21
Other assets	6
Other liabilities	(2)

Fair value of net assets acquired	$29

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three months ended March 31, 2002 and 2001
(Dollars in millions, except per share amounts)

OVERVIEW

        On August 7, 1997, in accordance with the Student Loan Marketing Association Reorganization Act of 1996 (the "Privatization Act") and approval by shareholders of an agreement and plan of reorganization, the Student Loan Marketing Association ("the GSE") was reorganized into a subsidiary of USA Education, Inc. (the "Reorganization"). USA Education, Inc. is a holding company that operates through a number of subsidiaries including the GSE. References herein to the "Company" refer to the GSE and its subsidiaries for periods prior to the Reorganization and to USA Education, Inc. and its subsidiaries for periods after the Reorganization. USA Education, Inc. will be renamed SLM Corporation effective May 17, 2002.

        The Company is the largest private source of funding, delivery and servicing support for education loans in the United States, primarily through its participation in the Federal Family Education Loan Program ("FFELP"), formerly the Guaranteed Student Loan Program. The Company's products and services include student loan purchases and commitments to purchase student loans, student loan servicing and collections, as well as operational support to originators of student loans and to post-secondary education institutions, guarantors and other education-related financial services. The Company also originates, purchases, holds and services non-federally insured private loans.

        The following Management's Discussion and Analysis contains forward-looking statements and information that are based on management's current expectations as of the date of this document. Discussions that utilize the words "intend," "anticipate," "believe," "estimate" and "expect" and similar expressions, as they relate to the Company's management, are intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results of the Company to be materially different from those reflected in such forward-looking statements. Such factors include, among others, changes in the terms of educational loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in such laws and regulations; which may reduce the volume, average term and costs of yields on student loans under the FFELP or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. The Company could also be affected by changes in the demand for educational financing and consumer lending or in financing preferences of lenders, educational institutions, students and their families; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans; losses from default; and changes in prepayment rates and credit spreads.

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three months ended March 31,				Increase (decrease)
	2002		2001		$		%
Net interest income		$281		$180		$101	56%
Less: provision for losses		20		14		6	49

Net interest income after provision for losses		261		166		95	57
Gains on student loan securitizations		44		9		35	367
Servicing and securitization revenue		195		120		75	62
(Losses) on sales of securities		(89)		(31)		(58)	184
Guarantor servicing and collection fees		80		55		25	45
Derivative market value adjustment		288		(168)		456	(271)
Other income		42		70		(28)	(42)
Operating expenses		167		167		—	—
Income taxes		232		21		211	1,014
Minority interest in net earnings of subsidiary		—		3		(3)	(100)

Net income		422		30		392	1,317
Preferred stock dividends		3		3		—	—

Net income attributable to common stock		$419		$27		$392	1,458%

Basic earnings per share		$2.70	$	..17		$2.53	1,533%

Diluted earnings per share		$2.63	$	..16		$2.47	1,558%

Dividends per common share	$	..20	$	..18	$	..02	14%

Condensed Balance Sheets

			Increase (decrease)
	March 31, 2002	December 31, 2001
			$	%
Assets
Student loans, net	$40,962	$41,001	$(39)	—%
Warehousing advances/academic facilities financings	1,680	1,768	(88)	(5)
Cash and investments	5,524	5,787	(263)	(5)
Other assets	4,278	4,318	(40)	(1)

Total assets	$52,444	$52,874	$(430)	(1)%

Liabilities and Stockholders' Equity
Short-term borrowings	$30,745	$31,065	$(320)	(1)%
Long-term notes	17,412	17,285	127	1
Other liabilities	2,333	2,852	(519)	(18)

Total liabilities	50,490	51,202	(712)	(1)

Stockholders' equity before treasury stock	4,128	3,750	378	10
Common stock held in treasury at cost	2,174	2,078	96	5

Total stockholders' equity	1,954	1,672	282	17

Total liabilities and stockholders' equity	$52,444	$52,874	$(430)	(1)%

RESULTS OF OPERATIONS

EARNINGS SUMMARY

        For the three months ended March 31, 2002, the Company's net income calculated in accordance with GAAP was $422 million ($2.63 diluted earnings per share), versus net income of $30 million ($.16 diluted earnings per share) in the first quarter of 2001. The increase in GAAP net income in the first quarter of 2002 versus the year-ago quarter was attributable to several significant factors. The Company increased the on-balance sheet average balance of student loans by $3.6 billion, and the lower interest rate environment increased after-tax floor revenue by $42 million in the first quarter of 2002 versus the year-ago quarter. The net impact of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," resulted in a net after-tax mark-to-market gain of $187 million in the first quarter of 2002, compared to a net after-tax mark-to-market loss of $109 million in the first quarter of 2001. The increase in GAAP net income in the first quarter 2002 versus the year-ago quarter was also due to an increase in after-tax servicing and securitization revenue of $49 million, an increase in after-tax securitization gains of $23 million, and an after-tax increase in guarantor servicing and collection fees of $16 million, primarily attributable to the acquisitions of Pioneer and GRC (see Note 7 in the "Notes to the Consolidated Financial Statements"). These first quarter 2002 increases to net income were partially offset by additional after-tax losses on sales of securities of $38 million over the year-ago quarter.

        During the first quarter of 2002, the Company securitized $3.5 billion of student loans in two transactions and recorded after-tax securitization gains of $29 million. In comparison, during the first quarter of 2001, the Company securitized $1.8 billion of student loans in one transaction and recorded after-tax securitization gains of $6 million.

        During the first quarter of 2002, the Company repurchased 1.5 million common shares through its open market purchases and equity forward settlements and issued a net 1.3 million shares as a result of benefit plans. Common shares outstanding at March 31, 2002 totaled 155 million shares.

        Management believes that in addition to results of operations as reported in accordance with GAAP, another important measure is "core cash basis" results of operations under the assumptions that securitization transactions are treated as financings, not sales, and thereby gains on such sales and subsequent servicing and securitization revenues are eliminated from net income. In addition, the effects of SFAS 133 are excluded from "core cash basis" results and the economic hedge effects of derivative instruments are recognized. "Core cash basis" results also exclude the benefit of floor revenue, certain gains and losses on sales of investment securities and student loans, and the amortization of goodwill and acquired intangible assets. (See "Pro-forma Statements of Income" for a detailed discussion of "core cash basis" net income.)

        The Company's "core cash basis" net income was $170 million ($1.05 diluted earnings per share) for the three months ended March 31, 2002 versus $145 million ($.84 diluted earnings per share) for the three months ended March 31, 2001. The increase in "core cash basis" net income in the first quarter of 2002 versus the first quarter of 2001 is mainly due to the $4.0 billion increase in the average balance of the Company's managed portfolio of student loans, lower funding costs, an increase in guarantor servicing and collections fee income, and a decrease in operating expenses.

NET INTEREST INCOME

        Net interest income is derived largely from the Company's portfolio of student loans that remain on-balance sheet. The "Taxable Equivalent Net Interest Income" analysis set forth below is designed to facilitate a comparison of non-taxable asset yields to taxable yields on a similar basis. Additional information regarding the return on the Company's student loan portfolio is set forth under "Student Loans—Student Loan Spread Analysis."

        Taxable equivalent net interest income for the three months ended March 31, 2002 versus the three months ended March 31, 2001 increased by $105 million while the net interest margin increased by 86 basis points. The increase in taxable equivalent net interest income for the three months ended March 31, 2002 was principally due to the $3.6 billion increase in the average balance of student loans and the increase in floor income over the year-ago quarter. The increase in the net interest margin for the first quarter of 2002 versus the first quarter of 2001 was reflective of the higher average balance of student loans as a percentage of average total earning assets and the increase in floor income.

Taxable Equivalent Net Interest Income

        The amounts in this table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

	Three months ended March 31,		Increase (decrease)
	2002	2001	$	%
Interest income
Student loans	$534	$713	$(179)	(25)%
Warehousing advances/academic facilities financings	19	29	(10)	(34)
Investments	45	133	(88)	(66)
Taxable equivalent adjustment	4	—	4	100

Total taxable equivalent interest income	602	875	(273)	(31)
Interest expense	317	695	(378)	(54)

Taxable equivalent net interest income	$285	$180	$105	59%

Average Balance Sheets

        The following table reflects the taxable equivalent rates earned on earning assets and paid on liabilities for the three months ended March 31, 2002 and 2001.

	Three months ended March 31,
	2002		2001
	Balance	Rate	Balance	Rate
Average Assets
Student loans	$42,357	5.12%	$38,709	7.47%
Warehousing advances/academic facilities financings	1,716	5.07	1,836	7.09
Investments	5,372	3.47	8,625	6.09

Total interest earning assets	49,445	4.94%	49,170	7.21%

Non-interest earning assets	4,916		4,238

Total assets	$54,361		$53,408

Average Liabilities and Stockholders' Equity
Six month floating rate notes	$3,084	1.94%	$4,797	5.54%
Other short-term borrowings	29,635	2.22	32,158	5.61
Long-term notes	17,294	3.27	13,008	5.74

Total interest bearing liabilities	50,013	2.57%	49,963	5.64%

Non-interest bearing liabilities	2,543		2,136
Stockholders' equity	1,805		1,309

Total liabilities and stockholders' equity	$54,361		$53,408

Net interest margin		2.34%		1.48%

Rate/Volume Analysis

        The Rate/Volume Analysis below shows the relative contribution of changes in interest rates and asset volumes. The amounts in this table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
Three months ended March 31, 2002 vs. three months ended March 31, 2001
Taxable equivalent interest income	$(273)	$(290)	$17
Interest expense	(378)	(391)	13

Taxable equivalent net interest income	$105	$101	$4

Student Loans

Student Loan Spread Analysis

        The following table analyzes the reported earnings from student loans both on-balance sheet and those off-balance sheet in securitization trusts. For student loans off-balance sheet, the Company will continue to earn servicing fee revenues over the life of the securitized student loan portfolios. The off-balance sheet information presented in "Securitization Program—Servicing and Securitization Revenue" analyzes the on-going servicing revenue and residual interest earned on the securitized portfolios of student loans. For an analysis of the Company's student loan spread for the entire portfolio of managed student loans on a similar basis to the on-balance sheet analysis, see "'Core Cash Basis' Student Loan Spread and Net Interest Income."

	Three months ended March 31,
	2002	2001
On-Balance Sheet
Adjusted student loan yields	5.90%	8.18%
Consolidation loan rebate fees	(.35)	(.28)
Offset fees	(.11)	(.14)
Borrower benefits	(.07)	(.07)
Premium amortization	(.25)	(.22)

Student loan income	5.12	7.47
Student loan cost of funds	(2.54)	(5.81)

Student loan spread	2.58%	1.66%

Off-Balance Sheet
Servicing and securitization revenue	2.60%	1.62%

Average Balances
On-balance sheet student loans	$42,357	$38,709
Securitized student loans	30,391	30,028

Managed student loans	$72,748	$68,737

        The Company's portfolio of student loans originated under the FFELP has a variety of unique interest rate characteristics. The Company generally earns interest at the greater of the borrower's rate or a floating rate determined by reference to one of the applicable floating rates (91-day Treasury bill, commercial paper, 52-week Treasury bill, or the constant maturity Treasury rate) in a calendar quarter, plus a fixed spread which is dependent upon when the loan was originated. If the resulting floating rate exceeds the borrower rate, the Department of Education pays the difference directly to the Company. This payment is referred to as SAP. If the resulting floating rate is less than the rate the borrower is obligated to pay, the Company simply earns interest at the borrower rate. In all cases, the rate a borrower pays sets a minimum rate for determining the yield the Company earns on the loan. Borrowers' interest rates are either fixed to term or are reset annually on July 1 of each year depending on when the loan was originated.

        The Company generally finances its student loan portfolio with floating rate debt tied to the 91-day Treasury bill auctions, the commercial paper index, the 52-week Treasury bill, or the constant maturity Treasury rate, either directly or through the use of derivative financial instruments intended to mimic the interest rate characteristics of the student loans. Such borrowings in general, however, do not have minimum rates. As a result, in certain declining interest rate environments, the portfolio of managed student loans may be earning at the minimum borrower rate while the Company's funding costs (exclusive of fluctuations in funding spreads) will generally decline along with short-term interest rates. For loans where the borrower's interest rate is fixed to term, lower interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of a low interest rate environment will only enhance student loan spreads through the next annual reset of the borrower's interest rates, which occurs on July 1 of each year. The effect of this enhanced spread is referred to as floor income.

        Low average Treasury bill rates in the first quarter of 2002 benefited the Company's on-balance sheet student loan income, net of payments under floor revenue contracts (see "Student Loan Floor Revenue Contracts"), by $76 million of which $22 million was attributable to student loans with minimum borrower rates fixed to term and $54 million was attributable to student loans with minimum borrower rates adjusting annually. Higher average Treasury bill rates in the first quarter of 2001 decreased the Company's benefit from student loans earning at the minimum borrower rate included in student loan income, net of payments under floor revenue contracts, to $12 million, of which $1 million was attributable to student loans with minimum borrower rates fixed to term and $11 million was attributable to student loans with minimum borrower rates adjusted annually.

        The 92 basis point increase in the student loan spread in the first quarter of 2002 versus the year-ago period is due primarily to the increase in floor income, attributable to lower short-term interest rates, and a decrease in the student loan cost of funds.

        The following table analyzes the ability of the FFELP student loans in the Company's managed student loan portfolio to earn at the minimum borrower interest rate at March 31, 2002 and 2001, based on the last Treasury bill auctions applicable to those periods (1.85 percent and 4.31 percent, respectively). Commercial paper rate loans are based upon the last commercial paper rate applicable to those periods (1.83 percent and 4.68 percent, respectively).

	March 31, 2002			March 31, 2001
(Dollars in billions)	Fixed Borrower Rate	Annually Reset Borrower Rate	Total	Fixed Borrower Rate	Annually Reset Borrower Rate	Total
Student loans eligible to earn at the minimum borrower rate	$19.3	$39.4	$58.7	$16.2	$39.4	$55.6
Less notional amount of floor interest contracts	(13.2)	(5.0)	(18.2)	(7.6)	—	(7.6)

Net student loans eligible to earn at the minimum borrower rate	$6.1	$34.4	$40.5	$8.6	$39.4	$48.0

Net student loans earning at the minimum borrower rate	$6.1	$34.4	$40.5	$7.7	$39.3	$47.0

Student Loan Floor Revenue Contracts

        The Company has entered into contracts with third parties to monetize the value of the minimum borrower interest rate feature of its portfolio of FFELP student loans. Under these contracts, referred to as "floor revenue contracts," the Company receives an upfront payment and agrees to pay the difference between (1) the minimum borrower interest rate less the spread ("the strike rate") and (2) the average of the index over the period of the contract. If the strike rate is less than the average of the index, then no payment is required. Prior to the implementation of SFAS 133, these upfront payments were amortized over the average life of the contracts. With the adoption of SFAS 133 on January 1, 2001, the upfront premiums are no longer being amortized to student loan income but are reported as other liabilities as part of the derivative valuation.

        Effective December 31, 2000, in anticipation of the adoption of SFAS 133, the floor revenue contracts were de-designated as effective hedges and marked-to-market. The net effect of the fair market value of these contracts and the unamortized upfront payment was a loss totaling $104 million. This loss was reclassified to student loan premium and is being amortized over the average life of the student loan portfolio. At March 31, 2002, the unamortized balance related to the fair market value of these contracts in student loan premium totaled $68 million. For the three months ended March 31, 2002 and 2001, the related amortization totaled $3 million and $4 million, respectively, and the premium write-off due to securitization totaled $6 million and $4 million, respectively.

        Since these contracts are no longer considered effective hedges for GAAP, the Company marks to market the floor revenue contracts. For the three months ended March 31, 2002 and 2001, the Company recognized a $226 million pre-tax mark-to-market gain and a $115 million pre-tax mark-to-market loss, respectively, attributable to floor revenue contracts due to the implementation of SFAS 133. At March 31, 2002, the outstanding notional amount of floor revenue contracts totaled $18.2 billion.

Activity in the Allowance for Loan Losses

        The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. The Company evaluates the adequacy of the provision for losses on its federally insured portfolio of student loans separately from its non-federally insured portfolio. For the federally insured portfolio, the Company primarily considers trends in student loan claims rejected for payment by guarantors due to servicing defects as well as overall default rates on those FFELP student loans subject to the two-percent risk-

sharing, i.e., those loans that are insured as to 98 percent of principal and accrued interest. Once a student loan is rejected for claim payment, the Company's policy is to continue to pursue the recovery of principal and interest. Due to the nature of FFELP loans and the extensive collection efforts in which the Company engages, the Company currently writes off an unpaid claim once it has aged to two years.

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

	Three months ended March 31,
	2002	2001
Balance at beginning of period	$265	$227
Provision for losses	20	13
Other	—	5
Charge-offs:
Non-federally insured loans	(13)	(7)
Federally insured loans	(3)	(5)

Total charge-offs	(16)	(12)
Recoveries:
Non-federally insured loans	1	1
Federally insured loans	1	1

Total recoveries	2	2
Net charge-offs	(14)	(10)

Reduction for sale of student loans	(2)	(3)

Balance at end of period	$269	$232

Allocation of the allowance for loan losses:
Non-federally insured loans	$206	$182
Federally insured loans	63	50

Total	$269	$232

Net charge-offs as a percentage of average student loans	.14%	.11%
Total allowance as a percentage of average student loans	.63%	.60%
Non-federally insured allowance as a percentage of the ending balance of non-federally insured loans	4.18%	5.20%
Average student loans	$42,357	$38,709
Ending student loans	$40,962	$38,525

        The increase in the provision for loan losses for the three months ended March 31, 2002 versus March 31, 2001 of $7 million is primarily attributable to the 43 percent increase in volume of non-federally insured student loans quarter over quarter. As the volume of non-federally insured loans increases and begins to age, the Company obtains more historical data on default rates for these loans. Based on management's assumptions and on actual loan performance, the Company re-evaluates the requirements for its provision for loan losses. In the first quarter 2002, non-federally insured loan write-

offs increased by $6 million over the first quarter 2001 which is primarily attributable to the increased volume and aging of this portfolio.

On-Balance Sheet Funding Costs

        The Company's borrowings are generally variable-rate indexed principally to the 91-day Treasury bill, commercial paper, 52-week Treasury bill, or the constant maturity Treasury rate. The following table summarizes the average balance of on-balance sheet debt (by index, after giving effect to the impact of interest rate swaps) for the three months ended March 31, 2002 and 2001.

	Three months ended March 31,
	2002		2001
Index	Average Balance	Average Rate	Average Balance	Average Rate
Treasury bill, principally 91-day	$26,507	2.22%	$31,957	5.53%
LIBOR	1,620	2.26	1,850	6.16
Discount notes	6,648	2.06	10,554	5.62
Fixed	6,746	5.07	3,226	6.24
Zero coupon	205	11.14	183	11.14
Commercial paper	6,667	1.76	921	5.76
Auction rate securities	1,101	1.90	1,101	4.85
Other	519	1.47	171	5.74

Total	$50,013	2.57%	$49,963	5.64%

Securitization Program

        During the first quarter of 2002, the Company completed two securitization transactions in which a total of $3.5 billion of student loans were sold to a special purpose finance subsidiary and by that subsidiary to a trust that issued asset-backed securities to fund the student loans to term. Also in the first quarter 2002, the Company sold $30 million of student loans through the recycling provisions of prior securitizations. During the first quarter of 2001, the Company securitized $1.8 billion in one transaction.

Gains on Student Loan Securitizations

        For the three months ended March 31, 2002, the Company recorded pre-tax securitization gains of $44 million, which was 1.25 percent of the portfolio securitized, versus $9 million gains in the first quarter of 2001 or .53 percent of the portfolio securitized. Gains on future securitizations will continue to vary depending on the size and the loan characteristics of the loan portfolios securitized and the funding costs prevailing in the securitization debt markets at the time of the transaction.

Servicing and Securitization Revenue

        Servicing and securitization revenue, the ongoing revenue from securitized loan pools, includes both the revenue the Company receives for servicing loans in the securitization trusts and the income earned on the residual interest. The following table summarizes the components of servicing and securitization revenue:

	Three months ended March 31,
	2002	2001
Servicing revenue less amortization of servicing asset	$66	$64
Securitization revenue	129	56

Total servicing and securitization revenue	$195	$120

        In the first quarter of 2002, servicing and securitization revenue was 2.60 percent of average securitized loans versus 1.62 percent in the year-ago quarter. The increase in servicing and securitization revenue as a percentage of the average balance of securitized student loans in the first quarter of 2002 versus the first quarter of 2001 is principally due to the impact of the decline in Treasury bill and commercial paper rates during the first quarter of 2002, which increased the earnings from those student loans in the trusts that were earning the minimum borrower rate in a manner similar to on-balance sheet student loans.

OTHER INCOME

        Other income, exclusive of gains on student loan securitizations, servicing and securitization revenue, the derivative market value adjustment, and gains and losses on sales of investment securities and student loans, totaled $122 million for the three months ended March 31, 2002 versus $125 million for the three months ended March 31, 2001. Other income mainly includes guarantor servicing and collection fees, late fees earned on student loans, revenue received from servicing third party portfolios of student loans, and commitment fees for letters of credit. Guarantor servicing and collection fees arise primarily from four categories of services that correspond to the student loan life cycle. They include fees from loan originations, the maintenance of loan guarantees, default prevention, and collections. Guarantor servicing and collection fees totaled $80 million in the first quarter of 2002 versus $55 million in the first quarter of 2001. Late fees totaled $15 million in each of the first quarters of 2002 and 2001. Third party servicing fees totaled $13 million in the first quarter of 2002 versus $14 million in the first quarter of 2001. Commitment fees for letters of credit totaled $3 million in each of the first quarters of 2002 and 2001.

        The increase in guarantor servicing and collection fees in the first quarter of 2002 versus the first quarter of 2001 was principally due to the growth in the guarantor servicing and collections businesses, including $12 million from the acquisitions of Pioneer and GRC in the first quarter of 2002 (see Note 7 in the "Notes to the Consolidated Financial Statements"). This increase was partially offset by lower fee income in the first quarter of 2002 due to the sale of the student information software business in the first quarter of 2002.

OPERATING EXPENSES

        The following table summarizes the components of operating expenses:

	Three months ended March 31,
	2002	2001
Servicing and acquisition expenses	$117	$91
General and administrative expenses	50	76

Total operating expenses	$167	$167

        Operating expenses include costs to service the Company's managed student loan portfolio, operational costs incurred in the process of acquiring student loan portfolios, general and administrative expenses, and operational costs associated with its guarantor servicing and collections operations. Operating expenses for each of the three months ended March 31, 2002 and 2001 were $167 million. The increase in servicing and acquisition expenses for the first quarter of 2002 versus the first quarter of 2001 was principally the result of additional operating expenses associated with the acquisitions of Pioneer and GRC (see Note 7 in the "Notes to the Consolidated Financial Statements") and the growth in the guarantor servicing and collections businesses. These increases were offset by a decrease in general and administrative expenses principally due to a renewed focus on expense management, the sale of the student information software business, and seasonality.

STUDENT LOAN PURCHASES

        The following table summarizes the components of the Company's student loan purchase activity:

	Three months ended March 31,
	2002	2001
Preferred channel	$3,288	$2,827
Other commitment clients	174	209
Spot purchases	159	127
Consolidations	417	169
Other	288	296

Subtotal	4,326	3,628
Managed loans acquired	193	197

Total	$4,519	$3,825

        The Company acquired $4.5 billion of student loans in the first quarter of 2002 compared with $3.8 billion in the year-ago quarter.

        In the first quarter of 2002, the Company's preferred channel originations totaled $3.8 billion versus $3.1 billion in the year-ago quarter. The pipeline of loans currently serviced and committed for purchase by the Company was $5.6 billion at March 31, 2002 versus $5.8 billion at March 31, 2001.

        The following table summarizes the activity in the Company's managed portfolio of student loans for the three months ended March 31, 2002 and 2001.

	Three months ended March 31,
	2002	2001
Beginning balance	$71,726	$67,515
Purchases	4,069	3,385
Capitalized interest	450	440
Repayments, claims, other	(1,993)	(1,929)
Write-offs to reserves	(21)	(16)
Loans consolidated from USA Education, Inc.	(775)	(343)

Ending balance	$73,456	$69,052

LEVERAGED LEASES

        The Company has investments in leveraged leases at March 31, 2002 totaling $289 million, of which $278 million represent general obligations of major U.S. commercial airlines. The airline industry has been in a state of uncertainty since the events of September 11, 2001. All payment obligations remain current and the Company has not been notified of any counterparty's intention to default on any payment obligations. In the event of default, any potential loss would be partially mitigated by recoveries on the sale of the aircraft collateral and elimination of expected tax liabilities reflected in the balance sheet of $249 million at March 31, 2002. Any potential loss would be increased by incremental tax obligations related to forgiveness of debt obligations or any taxable gain recognized on the sale of the aircraft.

PRO-FORMA STATEMENTS OF INCOME

        Under GAAP, the Company's securitization transactions have been treated as sales. At the time of sale, the Company records a residual interest that equals the present value of the estimated future net cash flows from the portfolio of loans sold. In addition, the Company records a gain on student loan securitizations based on the approximate difference between the fair value and the carrying value of the assets sold. Fees earned for servicing the loan portfolios and interest earned on the residual interest are recognized over the life of the securitization transaction as servicing and securitization revenue. Income recognition is effectively accelerated through the recognition of a gain at the time of sale while the ultimate realization of such income remains dependent on the actual performance, over time, of the loans that were securitized.

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

        Management believes that, in addition to results of operations as reported in accordance with GAAP, another important performance measure is pro-forma results of operations under the assumption that the securitization transactions are financings and that the securitized student loans were not sold. In addition, the effects of SFAS 133 are excluded from the pro-forma results of operations and the economic hedge effects of derivative instruments are recognized. The pro-forma results of operations also exclude the benefit of floor income, certain gains and losses on sales of investment securities and student loans, and the amortization and changes in market value of goodwill and acquired intangible assets. The following pro-forma statements of income present the Company's results of operations under these assumptions. Management refers to these pro-forma results as "core cash basis" statements of income. Management monitors the periodic "core cash basis" earnings of the Company's managed student loan portfolio and believes that they assist in a better understanding of the Company's student loan business.

        The following tables present the "core cash basis" statements of income and reconciliations to GAAP net income as reflected in the Company's Consolidated Statements of Income.

	Three months ended March 31,
	2002	2001
"Core Cash Basis" Statements of Income:
Insured student loans	$805		$1,271
Advances/Facilities	19		29
Investments	46		139

Total interest income	870		1,439
Interest expense	(536)		(1,143)

Net interest income	334		296
Less: provision for losses	27		19

Net interest income after provision for losses	307		277

Other income:
Guarantor servicing and collection fees	80		56
Other	41		56

Total other income	121		112
Total operating expenses	161		159

Income before taxes and minority interest in net earnings of subsidiary	267		230
Income taxes	97		82
Minority interest in net earnings of subsidiary	—		3

"Core cash basis" net income	170		145
Preferred stock dividends	3		3

"Core cash basis" net income attributable to common stock	$167		$142

"Core cash basis" diluted earnings per share	$1.05	$	..84

	Three months ended March 31,
	2002	2001
Reconciliation of GAAP net income to "core cash basis" net income:
GAAP net income	$422	$30
"Core cash basis" adjustments:
Net interest income on securitized loans	207	147
Floor income on managed loans	(182)	(38)
Provision for losses on securitized loans	(7)	(6)
Gains on student loan securitizations	(44)	(9)
Servicing and securitization revenue	(195)	(120)
Losses on sales of securities	86	20
Goodwill and intangible amortization (A)	6	8
Net impact of derivative accounting	(259)	175

Total "core cash basis" adjustments	(388)	177
Net tax effect (B)	136	(62)

"Core cash basis" net income	$170	$145

(A)
Goodwill amortized only prior to 2002.
(B)
Such tax effect is based upon the Company's marginal tax rate for the respective period.

        In the first quarter of 2002, the Company recognized $259 million of net, pre-tax gains due to the net impact of derivative accounting versus $175 million of net, pre-tax losses in the first quarter of 2001. The net impact of derivative accounting represents the reversal of SFAS 133 income statement items and "core cash basis" adjustments based upon guidance for derivative accounting prior to the implementation of SFAS 133. These are summarized as follows:

	Three months ended March 31,
	2002	2001
Reversal of SFAS 133 income statement items:
Net derivative mark-to-market income	$(288)	$168
Amortization of derivative items included in other comprehensive income at transition	1	(13)
"Core cash basis" derivative adjustments:
Amortization of premiums on floor and cap hedges	32	4
Reversal of amortization of floor revenue contracts de-designated as effective hedges on December 31, 2000	3	3
Reversal of net income impact of Eurodollar futures contracts	(7)	13

Total net impact of derivative accounting	$(259)	$175

"Core Cash Basis" Student Loan Spread and Net Interest Income

        The following table analyzes the reported earnings from the Company's portfolio of managed student loans, which includes loans both on-balance sheet and those off-balance sheet in securitization trusts.

	Three months ended March 31,
	2002	2001
"Core cash basis" student loan yields	5.19%	8.13%
Consolidation loan rebate fees	(.24)	(.19)
Offset fees	(.07)	(.08)
Borrower benefits	(.12)	(.10)
Premium amortization	(.27)	(.26)

Student loan income	4.49	7.50
Student loan cost of funds	(2.62)	(5.77)

"Core cash basis" student loan spread	1.87%	1.73%

Average Balances
Managed student loans	$72,748	$68,737

        The Company generally earns interest at the greater of the borrower's rate or a floating rate determined by reference to the applicable floating rates (91-day Treasury bill, commercial paper, 52-week Treasury bill, or the constant maturity Treasury rate) in a calendar quarter, plus a fixed spread which is dependent upon when the loan was originated. In all cases, the rate the borrower pays sets a minimum rate for determining the yield the Company earns on the loan. The Company generally finances its student loan portfolio with floating rate debt tied to the average of the 91-day Treasury bill auctions, the commercial paper index, the 52-week Treasury bill, or the constant maturity Treasury rate, either directly or through the use of derivative financial instruments intended to mimic the interest rate characteristics of the student loans. Such borrowings in general, however, do not have minimum rates.

As a result, in certain declining interest rate environments, the portfolio of managed student loans may be earning at the minimum borrower rate while the Company's funding costs (exclusive of fluctuations in funding spreads) will generally decline along with short term interest rates. For loans where the borrower's interest rate is fixed to term, lower interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of a low interest rate environment will only enhance student loan spreads through the next annual reset of the borrower's interest rate, which occurs on July 1 of each year. Due to the low Treasury bill and commercial paper rates in the first quarter of 2002 compared to the minimum borrower rates on the reset dates, the Company realized $129 million of floor revenue, which is net of $53 million in hedge transaction losses, in the first quarter of 2002 versus $32 million of floor revenue, net of $6 million in hedge transaction losses, in the year-ago quarter. These earnings have been excluded from student loan income to calculate the "core cash basis" student loan spread and "core cash basis" net income. These losses have been excluded from "core cash basis" gains (losses) on sales of securities.

        While floor revenue is excluded from "core cash basis" results, the amortization of the upfront payments received from the floor revenue contracts with fixed borrower rates is included as an addition to student loan income in the "core cash basis" results. For the three months ended March 31, 2002 and 2001, the amortization of the upfront payments received from the floor revenue contracts with fixed borrower rates was $28 million and $8 million, respectively.

        The 14 basis point increase in the first quarter 2002 "core cash basis" student loan spread versus the year-ago quarter is due to higher yields on the student loan portfolio from the mix (private loans versus federal loans), a higher percentage of federal loans in repayment status, floor revenue locked in through term hedges, and better funding spreads.

        The "core cash basis" net interest margin for the first quarters of 2002 and 2001 was 1.71 percent and 1.51 percent, respectively. The increase in the first quarter of 2002 "core cash basis" net interest margin versus the first quarter of 2001 is mainly due to an increase in the percentage of average managed student loans to average managed earning assets.

"Core Cash Basis" Provision and Allowance for Loan Losses

        The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the managed portfolio of student loans. The Company evaluates the adequacy of the provision for losses on its federally insured portfolio of managed student loans separately from its non-federally insured portfolio, and consistent with the manner utilized for the GAAP presentation (see "Activity in the Allowance for Loan Losses"). An analysis of the Company's allowance for loan losses is presented in the following table.

"Core Cash Basis" Activity in the Allowance for Loan Losses

	Three months ended March 31,
	2002	2001
Balance at beginning of period	$397	$335
Provisions for losses	27	19
Other	3	7
Charge-offs:
Non-federally insured loans	(13)	(7)
Federally insured loans	(10)	(10)

Total charge-offs	(23)	(17)
Recoveries:
Non-federally insured loans	1	1
Federally insured loans	1	1

Total recoveries	2	2
Net charge-offs	(21)	(15)

Balance at end of period	$406	$346

Allowance of the allowance for loan losses:
Non-federally insured loans	$206	$182
Federally insured loans	200	164

Total	$406	$346

Net charge-offs as a percentage of average managed student loans	.12%	.09%
Total allowance as a percentage of average managed student loans	.56%	.50%
Non-federally insured allowance as a percentage of the ending balance of non-federally insured loans	4.18%	5.20%
Average managed student loans	$72,748	$68,737
Ending managed student loans	$73,456	$69,052

        The first quarter 2002 "core cash basis" provision for loan losses includes $14 million for potential loan losses on the non-federally insured student loans and $13 million for potential loan losses due to risk-sharing and other claims on FFELP loans. The first quarter 2001 "core cash basis" provision for loan losses includes $6 million for potential loan losses on the non-federally insured student loans and $13 million for potential loan losses due to risk-sharing and other claims on FFELP loans.

        The provision and allowance for loan losses presented on a "core cash basis" are directly tied to the activity presented for the Company's on-balance sheet student loan portfolio. The increased volume and aging of the Company's non-federally insured student loans and management's estimates as to their effects on the allowance for loan losses were the primary causes for the increase in the provision for loan losses of $8 million in the first quarter 2002 versus 2001. The increased volume and aging also contributed to the $6 million increase in write-offs in the first quarter 2002 versus 2001.

"Core Cash Basis" Funding Costs

        The Company's borrowings are generally variable-rate indexed principally to either the 91-day Treasury bill, commercial paper, 52-week Treasury bill, or the constant maturity Treasury rate. The following table summarizes the average balance of debt (by index, after giving effect to the impact of interest rate swaps) for the three months ended March 31, 2002 and 2001.

	Three months ended March 31,
	2002		2001
Index	Average Balance	Average Rate	Average Balance	Average Rate
Treasury bill, principally 91-day	$50,541	2.41%	$56,309	5.66%
LIBOR	2,007	2.25	4,462	6.16
Discount notes	6,648	2.06	10,554	5.62
Fixed	10,296	4.89	6,579	6.94
Zero coupon	205	11.14	183	11.14
Commercial paper	9,364	1.85	921	5.76
Auction rate securities	1,101	1.90	1,101	4.85
Other	109	1.77	88	5.79

Total	$80,271	2.71%	$80,197	5.78%

"Core Cash Basis" Other Income

        "Core cash basis" other income excludes gains on student loan securitizations, servicing and securitization revenue, and certain gains and losses on sales of investment securities and student loans. In addition, the effects of SFAS 133 are excluded and the economic hedge effects of derivative instruments are recognized. "Core cash basis" other income totaled $121 million for the first quarter 2002 versus $112 million in the first quarter of 2001. "Core cash basis" other income mainly includes guarantor servicing and collection fees, late fees earned on student loans, fees received from servicing third party portfolios of student loans, and commitment fees for letters of credit. The increase in first quarter 2002 "core cash basis" other income versus the year-ago quarter is principally due to the growth in the guarantor servicing and collection businesses, including $12 million generated from the acquisitions of Pioneer and GRC (see Note 7 in the "Notes to the Consolidated Financial Statements"). This increase was partially offset by lower fee income due to the sale of the student information software business in the first quarter of 2002.

FEDERAL AND STATE TAXES

        The Company is subject to federal and state taxes, however, the GSE is exempt from all state, local, and District of Columbia income, franchise, sales and use, personal property and other taxes, except for real property taxes. This tax exemption applies only to the GSE and does not apply to USA Education, Inc. or its other operating subsidiaries. The Company's effective tax rate for the three months ended March 31, 2002 and 2001 was 35 percent and 39 percent, respectively. State taxes for the three months ended March 31, 2002 and 2001 increased the Company's effective tax rate by one percent and nine percent, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary requirements for capital are to fund the Company's operations, to purchase student loans and to repay its debt obligations while continuing to meet the GSE's statutory capital adequacy ratio test. The Company's primary sources of liquidity are through debt issuances by the GSE, off-balance sheet financings through securitizations, borrowings under the Company's commercial paper and medium term notes programs, other senior note issuances by the Company, and cash generated by its subsidiaries' operations and distributed through dividends to the Company. The Company's borrowings are broken down as follows:

	Three months ended March 31,
	2002		2001
	Average Balance	Average Rate	Average Balance	Average Rate
GSE	$47,091	2.59%	$48,609	5.63%
Non-GSE	2,922	2.27	1,354	6.16
Securitizations (off-balance sheet)	30,258	2.95	30,234	6.01

Total	$80,271	2.71%	$80,197	5.78%

        The Company's unsecured financing requirements are driven by three principal factors: refinancing of existing liabilities as they mature; financing of student loan portfolio growth; and the Company's level of securitization activity.

        In the first quarter of 2002, the Company completed two securitization transactions totaling $3.5 billion in student loans and an additional $30 million through the recycling provisions of prior securitizations. The Company manages the resulting off-balance sheet basis risk with on-balance sheet financing and derivative instruments, which principally consist of basis swaps and Eurodollar futures.

        During the first quarter of 2002, the Company used the net proceeds from student loan securitizations of $3.6 billion and repayments and claim payments on student loans of $778 million to purchase student loans of $4.3 billion and to repurchase $115 million of the Company's common stock.

        Operating activities used net cash of $103 million in the first quarter of 2002, an increase of $9 million from the net cash outflows of $94 million in the year-ago quarter.

        During the first quarter of 2002, the Company issued $4.6 billion of long-term notes to refund maturing and repurchased obligations. At March 31, 2002, the Company had $17.4 billion of outstanding long-term debt issues of which $2.2 billion had stated maturities that could be accelerated through call provisions. The Company uses interest rate swaps (collateralized where appropriate), purchases of U.S. Treasury securities and other hedging techniques to reduce its exposure to interest rate fluctuations that arise from its financing activities and to match the variable interest rate characteristics of its earning assets. (See "Interest Rate Risk Management.")

        At March 31, 2002, the GSE was in compliance with its regulatory capital requirements, and had a statutory capital adequacy ratio of 3.52 percent after the effect of the dividends to be paid in the second quarter of 2002.

Interest Rate Risk Management

Interest Rate Gap Analysis

        The Company's principal objective in financing its operations is to minimize its sensitivity to changing interest rates by matching the interest rate characteristics of its borrowings to specific assets in order to lock in spreads. The Company funds its floating rate managed loan assets (most of which have weekly rate resets) with variable rate debt and fixed rate debt converted to variable rates with interest rate swaps. The Company also uses interest rate cap agreements, options on securities, and financial futures contracts to further reduce interest rate risk exposure on certain of its borrowings. Investments are funded on a "pooled" approach, i.e., the pool of liabilities that funds the investment portfolio has an average rate and maturity or reset date that corresponds to the average rate and maturity or reset date of the investments which they fund.

        In addition to term match funding, $12.4 billion of the Company's asset-backed securities match the interest rate characteristics of the majority of the student loans in the trusts by being indexed to the 91-day Treasury bill. At March 31, 2002, there were approximately $3.8 billion of PLUS student loans outstanding in the trusts, which have interest rates that reset annually based on the final auction of 52-week Treasury bills before each July 1. In addition, at March 31, 2002, there were approximately $22.3 billion of asset-backed securities indexed to LIBOR. In its securitization transactions, the Company retains the majority of this basis risk and manages it within the trusts through its on-balance sheet financing and hedging activities. The effect of this basis risk management is included in the following table as the impact of securitized student loans.

        In the table below, the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at March 31, 2002 and is not necessarily reflective of positions that existed throughout the period.

	Interest Rate Sensitivity Period
	3 months or less	3 months to 6 months	6 months to 1 year	1 to 2 years	2 to 5 years	Over 5 years
Assets
Student loans	$37,942	$2,327	$693	$—	$—	$—
Warehousing advances/academic facilities financings	985	30	57	96	157	355
Cash and investments	3,790	59	115	10	254	1,296
Other assets	407	74	147	203	553	2,894

Total assets	43,124	2,490	1,012	309	964	4,545

Liabilities and Stockholders' Equity
Short-term borrowings	19,792	5,093	5,860	—	—	—
Long-term notes	7,474	—	—	2,282	7,127	529
Other liabilities	778	—	—	—	—	1,555
Stockholders' equity	—	—	—	—	—	1,954

Total liabilities and stockholders' equity	28,044	5,093	5,860	2,282	7,127	4,038

Off-balance Sheet Financial Instruments
Interest rate swaps	(7,810)	(731)	5,061	1,965	2,476	(961)
Impact of securitized loans	(3,768)	3,768	—	—	—	—

Total off-balance sheet financial instruments	(11,578)	3,037	5,061	1,965	2,476	(961)

Period gap	$3,502	$434	$213	$(8)	$(3,687)	$(454)

Cumulative gap	$3,502	$3,936	$4,149	$4,141	$454	$—

Ratio of interest-sensitive assets to interest-sensitive liabilities	156.7%	47.4%	14.8%	4.6%	5.8%	312.1%

Ratio of cumulative gap to total assets	(6.7)%	(7.5)%	(7.9)%	(7.9)%	(.9)%	—%

Interest Rate Sensitivity Analysis

        While the Company follows a policy to minimize its sensitivity to changing interest rates by generally funding its floating rate student loan portfolio with floating rate debt, in low interest rate environments, the student loan portfolio earns at a minimum fixed interest rate. During the three months ended March 31, 2002 and 2001, the Company was in a low interest environment where the student loans were earning at a fixed minimum rate, while the funding costs for these loans generally continued to decrease.

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

        If interest rates rise dramatically, then rates earned on the student loan portfolio will reach a point where they will become floating again. For those student loans where the fixed loan rate (in low interest rate environments) was economically hedged by fixed rate funding (through the use of derivatives), a higher spread will be earned in a high interest rate environment. The impact of the dramatic increase in rates on the hedging positions described above resulted in an approximate $68 million and $53 million increase to pre-tax earnings in the scenario in which interest rates are increased by 300 basis points for the three months ended March 31, 2002 and 2001, respectively.

        The effect of short-term movements in interest rates on the Company's results of operations and financial position has been limited through the Company's risk-management activities. The following table summarizes the effect on earnings for the three months ended March 31, 2002 and 2001, based upon a sensitivity analysis performed by the Company assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remained constant. The Company has chosen to show the effects of a hypothetical increase to interest rates, as an increase gives rise to a larger absolute value change to the financial statements. The effect on earnings was performed on the Company's variable rate assets, liabilities, and hedging instruments.

	Three months ended March 31,
	2002		2001
	Interest Rates:		Interest Rates:
	Increase 100 Basis Points	Increase 300 Basis Points	Increase 100 Basis Points	Increase 300 Basis Points
Effect on Earnings
Pre-tax net income before SFAS 133	$(30)	$28	$(14)	$38
SFAS 133 mark-to-market	336	787	239	511

Net income before taxes	$306	$815	$225	$549

Diluted earnings per share before SFAS 133	$(.122)	$.115	$(.054)	$.146

Diluted earnings per share with SFAS 133	$1.245	$3.317	$.859	$2.100

        The Company also performed a sensitivity analysis on the fair values for its fixed rate assets, liabilities, and hedging instruments, assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remained constant. Based on this analysis, there has not been a material change in the fair values from December 31, 2001 as reported in the Company's Form 10-K.

Average Terms to Maturity

        The following table reflects the average terms to maturity for the Company's managed earning assets and liabilities at March 31, 2002 (in years):

	On-Balance Sheet	Off-Balance Sheet	Managed
Earning assets
Student loans	7.1	4.2	5.8
Warehousing advances	5.1	—	5.1
Academic facilities financings	6.5	—	6.5
Cash and investments	4.4	—	4.4

Total earning assets	6.7	4.2	5.7

Borrowings
Short-term borrowings	.4	—	.4
Long-term borrowings	3.4	4.2	3.9

Total borrowings	1.5	4.2	2.6

        In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 4.4 years. As student loans are securitized, the need for long-term on-balance sheet financing will decrease.

Common Stock

        The Company repurchased 1.5 million shares during the first quarter of 2002 through open market purchases and equity forward settlements and issued a net 1.3 million shares as a result of benefit plans and the acquisition of GRC. At March 31, 2002, the total common shares that could potentially be acquired over the next three years under outstanding equity forward contracts was 9.7 million shares at an average price of $75.54 per share. The Company has remaining authority to enter into additional share repurchases and equity forward contracts for 12.3 million shares.

        The following table summarizes the Company's common share repurchase and equity forward activity for the three months ended March 31, 2002 and 2001. (Common shares in millions.)

	Three months ended March 31,
	2002	2001
Common shares repurchased:
Open market	—	2.7
Equity forwards	1.5	2.8

Total shares repurchased	1.5	5.5

Average purchase price per share	$46.28	$54.51

Equity forward contracts:
Outstanding at beginning of year	11.2	18.2
New contracts	—	1.1
Exercises	(1.5)	(2.8)

Outstanding at end of period	9.7	16.5

Remaining repurchase authority at end of period	12.3	10.9

        As of March 31, 2002, the expiration dates and range of purchase prices for outstanding equity forward contracts are as follows (Common shares in millions):

Year of Maturity	Outstanding Contracts	Range of Market Prices
2003	5.2	$63.00 – $80.97
2004	4.0	68.61 – 82.26
2005	.5	86.11

	9.7

OTHER RELATED EVENTS AND INFORMATION

Other Developments

        Effective on May 16, 2002, USA Education, Inc. has retained PricewaterhouseCoopers LLP as its independent public accountants. PricewaterhouseCoopers LLP replaces Arthur Andersen LLP.

        USA Education, Inc. will change its name to SLM Corporation, effective on May 17, 2002.

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

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

  •
  Employment Agreement between the Registrant and Albert L. Lord, Vice Chairman of the Board of Directors and Chief Executive Officer, dated as of January 1, 2002; and

  •
  Employment Agreement between the Registrant and Thomas J. Fitzpatrick, President and Chief Operating Officer, dated as of January 1, 2002.

        (b) Reports on Form 8-K

        The Company filed two Current Reports on Form 8-K with the Commission during the quarter ended March 31, 2002 or thereafter. They were filed on:

  •
  February 19, 2002 in connection with the Company's press release announcing its earnings for the fourth quarter ended December 31, 2001 and its supplemental financial information for the same period.

  •
  May 9, 2002 in connection with retaining PricewaterhouseCoopers LLP as its independent public accountants. PricewaterhouseCoopers LLP replaces Arthur Andersen LLP.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

USA EDUCATION, INC. (Registrant)
By:	/s/ JOHN F. REMONDI John F. Remondi Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Date: May 15, 2002