Form 10-Q
period 2002-06-30
SLM CORP
filed 2002-08-14
CIK 1032033

Use these links to rapidly review the document
SLM CORPORATION FORM 10-Q INDEX June 30, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002 or
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

(Amended by Exch. Act Rel. No. 312905. eff 4/26/93.)

Commission File Number: 001-13251

SLM CORPORATION
(formerly USA Education, Inc.)
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2013874 (IRS Employer Identification No.)
11600 Sallie Mae Drive, Reston, Virginia (Address of principal executive offices)	20193 (Zip Code)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class Common Stock, $.20 par value	Outstanding at June 30, 2002 154,667,464 shares

SLM CORPORATION
FORM 10-Q
INDEX
June 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Student loans, net	$43,357,334	$41,000,870
Warehousing advances/academic facilities financings
Bonds — available-for-sale	349,890	396,895
Loans	694,511	1,371,252

Total warehousing advances/academic facilities financings	1,044,401	1,768,147
Investments
Trading	202	791
Available-for-sale	3,798,817	4,053,719
Held-to-maturity	925,510	1,017,642

Total investments	4,724,529	5,072,152
Cash and cash equivalents	327,023	715,001
Residual interest in securitized receivables	1,670,113	1,859,450
Other assets	2,764,053	2,458,339

Total assets	$53,887,453	$52,873,959

Liabilities
Short-term borrowings	$29,210,779	$31,064,821
Long-term notes	20,400,855	17,285,350
Other liabilities	2,351,124	2,851,326

Total liabilities	51,962,758	51,201,497

Commitments and contingencies
Stockholders' equity
Preferred stock, Series A, par value $.20 per share, 20,000 shares authorized: 3,300 and 3,300 shares, respectively, issued at stated value of $50 per share	165,000	165,000
Common stock, par value $.20 per share, 375,000 shares authorized: 205,515 and 202,736 shares issued, respectively	41,103	40,547
Additional paid-in capital	974,312	805,804
Accumulated other comprehensive income (net of tax of $272,265 and $360,876, respectively)	505,635	670,199
Retained earnings	2,548,861	2,068,490

Stockholders' equity before treasury stock	4,234,911	3,750,040
Common stock held in treasury at cost: 50,848 and 47,241 shares, respectively	2,310,216	2,077,578

Total stockholders' equity	1,924,695	1,672,462

Total liabilities and stockholders' equity	$53,887,453	$52,873,959

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Student loans	$534,390	$674,510	$1,068,641	$1,387,543
Warehousing advances/academic facilities financings:
Taxable	10,188	18,640	24,407	41,260
Tax-exempt	4,564	5,746	9,260	11,913

Total warehousing advances/academic facilities financings	14,752	24,386	33,667	53,173
Investments	49,814	95,952	94,625	228,805

Total interest income	598,956	794,848	1,196,933	1,669,521
Interest expense:
Short-term debt	157,965	444,083	335,014	954,753
Long-term debt	153,065	123,362	292,616	307,557

Total interest expense	311,030	567,445	627,630	1,262,310

Net interest income	287,926	227,403	569,303	407,211
Less: provision for losses	27,550	13,271	47,787	26,870

Net interest income after provision for losses	260,376	214,132	521,516	380,341

Other income:
Gains on student loan securitizations	13,759	18,300	58,019	27,778
Servicing and securitization revenue	180,057	193,732	374,739	313,743
(Losses) on sales of securities	(36,501)	(47,584)	(125,608)	(78,919)
Derivative market value adjustment	(176,954)	116,884	111,397	(51,280)
Guarantor servicing and collection fees	78,296	58,027	157,897	113,533
Other	44,564	56,861	86,949	125,843

Total other income	103,221	396,220	663,393	450,698
Operating expenses:
Salaries and benefits	89,617	84,677	183,720	177,306
Other	78,325	85,590	151,023	160,334

Total operating expenses	167,942	170,267	334,743	337,640

Income before income taxes and minority interest in net earnings of subsidiary	195,655	440,085	850,166	493,399

Income taxes:
Current	191,085	220,068	363,006	259,205
Deferred	(121,431)	(64,451)	(61,185)	(82,749)

Total income taxes	69,654	155,617	301,821	176,456
Minority interest in net earnings of subsidiary	—	2,673	—	5,347

Net income	126,001	281,795	548,345	311,596
Preferred stock dividends	2,875	2,875	5,750	5,750

Net income attributable to common stock	$123,126	$278,920	$542,595	$305,846

Basic earnings per share	$.80	$1.74	$3.50	$1.89

Average common shares outstanding	154,302	160,707	154,962	161,872

Diluted earnings per share	$.78	$1.68	$3.41	$1.82

Average common and common equivalent shares outstanding	158,615	166,408	159,146	168,164

See accompanying notes to consolidated financial statements

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock Shares				Preferred Stock	Common Stock	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total Stockholders' Equity
		Issued	Treasury	Outstanding
Balance at March 31, 2001	3,300,000	195,699,344	(32,730,575)	162,968,769	$165,000	$39,140	$424,543	$440,228	$1,809,316	$(1,458,049)	$1,420,178
Comprehensive income:
Net income									281,795		281,795
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								4,856			4,856
Change in unrealized gains (losses) on derivatives, net of tax								40,016			40,016

Comprehensive income											326,667
Cash dividends:
Common stock ($.17 per share)									(28,060)		(28,060)
Preferred stock ($.87 per share)									(2,875)		(2,875)
Issuance of common shares		3,222,687	192,422	3,415,109		644	135,848			43	136,535
Premiums on equity forward purchase contracts							(11,321)				(11,321)
Repurchase of common shares:
Equity forward repurchases			(5,546,875)	(5,546,875)						(227,627)	(227,627)
Benefit plans			(313,014)	(313,014)						(21,448)	(21,448)

Balance at June 30, 2001	3,300,000	198,922,031	(38,398,042)	160,523,989	$165,000	$39,784	$549,070	$485,100	$2,060,176	$(1,707,081)	$1,592,049

Balance at March 31, 2002	3,300,000	204,357,023	(49,022,247)	155,334,776	$165,000	$40,871	$904,946	$560,148	$2,456,711	$(2,173,590)	$1,954,086
Comprehensive income:
Net income									126,001		126,001
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(26,312)			(26,312)
Change in unrealized gains (losses) on derivatives, net of tax								(28,201)			(28,201)

Comprehensive income											71,488
Cash dividends:
Common stock ($.20 per share)									(30,976)		(30,976)
Preferred stock ($.87 per share)									(2,875)		(2,875)
Issuance of common shares		1,158,386	578	1,158,964		232	59,236			53	59,521
Tax benefit related to employee stock option and purchase plan							17,694				17,694
Premiums on equity forward purchase contracts							(7,564)				(7,564)
Repurchase of common shares:
Equity forward repurchases			(1,550,000)	(1,550,000)						(109,612)	(109,612)
Benefit plans			(276,276)	(276,276)						(27,067)	(27,067)

Balance at June 30, 2002	3,300,000	205,515,409	(50,847,945)	154,667,464	$165,000	$41,103	$974,312	$505,635	$2,548,861	$(2,310,216)	$1,924,695

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock Shares				Preferred Stock	Common Stock	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total Stockholders' Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2000	3,300,000	190,851,936	(26,707,091)	164,144,845	$165,000	$38,170	$225,211	$311,301	$1,810,902	$(1,135,248)	$1,415,336
Comprehensive income:
Net income									311,596		311,596
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								195,250			195,250
Change in unrealized gains (losses) on derivatives, net of tax								(21,451)			(21,451)

Comprehensive income											485,395
Cash dividends
Common stock ($.35 per share)									(56,572)		(56,572)
Preferred stock ($1.74 per share)									(5,750)		(5,750)
Issuance of common shares		8,070,095	192,422	8,262,517		1,614	343,234			12,126	356,974
Premiums on equity forward purchase contracts							(19,375)				(19,375)
Repurchase of common shares:
Open market repurchases			(2,715,000)	(2,715,000)						(193,171)	(193,171)
Equity forward repurchases			(8,297,575)	(8,297,575)						(332,384)	(332,384)
Benefit plans			(870,798)	(870,798)						(58,404)	(58,404)

Balance at June 30, 2001	3,300,000	198,922,031	(38,398,042)	160,523,989	$165,000	$39,784	$549,070	$485,100	$2,060,176	$(1,707,081)	$1,592,049

Balance at December 31, 2001	3,300,000	202,736,386	(47,240,838)	155,495,548	$165,000	$40,547	$805,804	$670,199	$2,068,490	$(2,077,578)	$1,672,462
Comprehensive income:
Net income									548,345		548,345
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(164,692)			(164,692)
Change in unrealized gains (losses) on derivatives, net of tax								128			128

Comprehensive income											383,781
Cash dividends
Common stock ($.40 per share)									(62,224)		(62,224)
Preferred stock ($1.74 per share)									(5,750)		(5,750)
Issuance of common shares		2,779,023	230,180	3,009,203		556	148,628			19,354	168,538
Tax benefit related to employee stock option and purchase plan							38,564				38,564
Premiums on equity forward purchase contracts							(18,684)				(18,684)
Repurchase of common shares:
Equity forward repurchases			(3,050,000)	(3,050,000)						(179,028)	(179,028)
Benefit plans			(787,287)	(787,287)						(72,964)	(72,964)

Balance at June 30, 2002	3,300,000	205,515,409	(50,847,945)	154,667,464	$165,000	$41,103	$974,312	$505,635	$2,548,861	$(2,310,216)	$1,924,695

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six months ended June 30,
	2002	2001
	(Unaudited)	(Unaudited)
Operating activities
Net income	$548,345	$311,596
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains) on student loan securitizations	(58,019)	(27,778)
Losses on sales of securities	125,608	78,919
(Increase) decrease in derivative market value adjustment	(111,397)	51,280
Provision for losses	47,787	26,870
(Increase) in accrued interest receivable	(223,466)	(38,953)
Increase (decrease) in accrued interest payable	54,041	(76,089)
(Increase) in other assets and residual interest in securitized receivables	(283,947)	(199,319)
(Decrease) in other liabilities	(335,264)	(25,594)

Total adjustments	(784,657)	(210,664)

Net cash (used in) provided by operating activities	(236,312)	100,932

Investing activities
Student loans purchased	(8,639,982)	(7,490,734)
Reduction of student loans:
Installment payments	817,308	1,616,813
Claims and resales	349,091	279,701
Proceeds from securitization of student loans	5,109,805	3,404,475
Proceeds from sales of student loans	29,379	50,410
Warehousing advances/academic facilities financings made	(326,221)	(527,491)
Warehousing advance/academic facilities financings repayments	1,051,681	644,260
Investments purchased	(20,492,281)	(31,722,380)
Proceeds from sale or maturity of investments	20,871,187	31,700,866
Purchase of subsidiaries, net of cash acquired	(46,392)	—

Net cash (used in) investing activities	(1,276,425)	(2,044,080)

Financing activities
Short-term borrowings issued	275,303,054	530,206,259
Short-term borrowings repaid	(272,247,709)	(532,804,851)
Long-term notes issued	11,222,059	9,063,072
Long-term notes repaid	(13,021,097)	(4,137,937)
Equity forward contracts and stock issued	188,418	337,599
Common stock repurchased	(251,992)	(583,959)
Common dividends paid	(62,224)	(56,572)
Preferred dividends paid	(5,750)	(5,750)

Net cash provided by financing activities	1,124,759	2,017,861

Net (decrease) increase in cash and cash equivalents	(387,978)	74,713
Cash and cash equivalents at beginning of period	715,001	734,468

Cash and cash equivalents at end of period	$327,023	$809,181

Cash disbursements made for:
Interest	$862,732	$1,064,857

Income taxes	$331,500	$94,400

See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2002 and for the three and six months ended
June 30, 2002 and 2001 is unaudited)
(Dollars in thousands, except per share amounts)

1.    Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited consolidated financial statements of SLM Corporation (the "Company"), formerly USA Education, Inc., have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2002 may not necessarily be indicative of the results for the year ending December 31, 2002.

2.    New Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS 146 will materially affect the Company's financial statements.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends FASB Statement No. 13, "Accounting for Leases" to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to FASB No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. The Company does not expect to have any material changes to its financial statements as a result of SFAS 145.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142

("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and broadens the criteria for recording identifiable intangible assets separate from goodwill. SFAS 142 requires companies to cease systematically amortizing goodwill (and other intangible assets with indefinite lives), and perform an assessment for impairment by applying a fair-value-based test on an annual basis (or an interim basis if circumstances indicate a possible impairment). Future impairment losses are to be recorded as an operating expense, except at the transition date, when any impairment write-off of existing goodwill is to be recorded as a "cumulative effect of change in accounting principle." In accordance with SFAS 142, any goodwill and indefinite-life intangibles resulting from acquisitions completed after June 30, 2001 will not be amortized. Effective January 1, 2002, the Company ceased the amortization of goodwill and indefinite-life intangibles in accordance with SFAS 142. During the second quarter of 2002, the Company performed the goodwill impairment tests for the year ended December 31, 2001. As of December 31, 2001, there was no impairment of goodwill.

        The following table presents the impact of goodwill amortization to the three and six months ended June 30, 2001 net income attributable to common stock and earnings per common share (EPS) (dollars in thousands, except per share amounts).

	Three months ended June 30, 2001			Six months ended June 30, 2001
	Net income attributable to common stock	Basic EPS	Diluted EPS	Net income attributable to common stock	Basic EPS	Diluted EPS
Reported net income	$278,920	$1.74	$1.68	$305,846	$1.89	$1.82
Add back: Goodwill (including assembled workforce and trademarks) amortization (after-tax)	9,158.06		.06	15,644.10		.09

Adjusted net income	$288,078	$1.80	$1.74	$321,490	$1.99	$1.91

3.    Allowance for Losses

        The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. The Company evaluates the adequacy of the provision for losses on its federally insured portfolio of student loans separately from its non-federally insured portfolio. For the federally insured portfolio, the Company primarily considers trends in student loan claims rejected for payment by guarantors due to servicing defects as well as overall default rates on those FFELP student loans subject to the two percent risk-sharing, i.e., those loans that are insured as to 98 percent of outstanding principal and accrued interest. The loan loss reserve attributable to federally insured loans consists of two components: a reserve for expected risk-sharing losses and a reserve for rejected claims losses. The risk-sharing reserve is based on the amount of loans subject to risk-sharing and the expected losses, based on historical experience, on the two percent that is not insured. The rejected claims loss reserve is equal to 100 percent of the rejected claims balance (reserves are established when claims have been rejected).

Once a student loan is rejected for claim payment, the Company's policy is to continue to pursue the recovery of principal and interest, whether by curing the reject or collecting from the borrower. FFELP loans are guaranteed as to both principal and interest and therefore continue to accrue interest until such a time that they are paid by the guarantor. Due to the nature of the FFELP assets, which are serviced under federal regulation and guarantor agreements outlining all conditions for curing loan rejects (e.g., providing missing documentation), and the extensive collection efforts in which the Company engages, including repeated and methodical mail and phone contact with borrowers and co-borrowers, the Company's policy is to write-off an unpaid claim once it has aged to two years.

        For the non-federally insured portfolio of student loans, the Company primarily considers recent trends in delinquencies, charge-offs and recoveries, historical trends in loan volume by program, economic conditions and credit and underwriting policies. A large percentage of the Company's non-federally insured loans have not matured to a point at which predictable loan loss patterns have developed. The Company utilizes historical data as well as industry-based loss data by delinquency status (current, greater than 30 days past due, greater than 60 days past due, etc.) in order to establish its reserve amount. The Company uses this information to estimate the likelihood of loss on loans with similar characteristics, such as the tendency for a borrower who is greater than 60 days delinquent to default. Most of the company's non-federally insured products are guaranteed by its HEMAR Insurance Corporation of America ("HICA") subsidiary. As a result, a significant portion of charge-offs for non-federally insured loans are largely attributable to HICA's payout of claims, which occurs on approximately day 270 of delinquency. Additionally, SLM Financial has a policy of charging-off loans once they age greater than 180 days delinquent. This policy is consistent with the history experienced to date and is periodically reconsidered by management as trends develop. Loans continue to accrue interest until they are charged-off and removed from the active portfolio.

        The evaluation of the provision for loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. Management believes that the provision for loan losses is adequate to cover probable losses in the student loan portfolio.

        The following table shows the loan delinquency trends as of June 30, 2002 and 2001, presented on the Company's non-federally insured student loan portfolio.

	June 30,
	2002	2001
(Dollars in millions)
Loans in school/deferment	$1,979	$1,201
Loans in repayment
Loans current	2,599	1,934
Loans in forbearance	294	275
Loans delinquent 30-59 days	115	94
Loans delinquent 60-89 days	49	46
Loans delinquent greater than 90 days	84	85

Total loans in repayment	3,141	2,434

Ending non-federally insured student loan portfolio	$5,120	$3,635

        The following table summarizes changes in the allowance for student loan losses for the three and six months ended June 30, 2002 and 2001.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Balance at beginning of period	$268,879	$231,672	$265,140	$227,406
Additions
Provisions for losses	26,036	12,749	46,129	26,009
Recoveries	1,659	2,832	3,146	4,047
Deductions
Reductions for student loans sales and securitizations	(2,726)	(5,164)	(5,192)	(8,835)
Charge-offs	(17,660)	(15,053)	(33,560)	(26,710)
Other	(46,338)	8,375	(45,813)	13,494

Balance at end of period	$229,850	$235,411	$229,850	$235,411

        The Company receives certain fees related to originated loans at both origination and the commencement of repayment. These fees are charged to cover, in part, anticipated loan losses. Such fees are deferred and recognized into income as a component of interest over the life of the related loan. The Company previously reflected the unamortized balance as a component of the allowance for loan losses. During the current quarter, the Company has reclassified $48 million out of the allowance for non-federally insured loans and has separately recorded this amount as deferred fee revenue.

4.    Student Loan Securitization

        When the Company sells receivables in securitizations of student loans, it retains a residual interest and, in some cases, a cash reserve account, all of which are retained interests in the securitized receivables. At June 30, 2002 and December 31, 2001, the balance of these assets was $1.7 billion and $1.9 billion, respectively. Gain or loss on the sale of the receivables is based upon the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair values at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company estimates fair value, both initially and on a quarterly basis going forward, based on the present value of future expected cash flows using management's best estimates of the key assumptions—credit losses, prepayment speeds and discount rates commensurate with the risks involved.

        For the three months ended June 30, 2002, the Company sold $1.5 billion of student loans in one securitization transaction. The Company recorded a pre-tax securitization gain of $14 million or 0.90 percent of the portfolios securitized in the second quarter of 2002. In the second quarter of 2001, the Company sold $1.6 billion of student loans and recorded a pre-tax securitization gain of $18 million or 1.17 percent of the portfolios securitized. For the six months ended June 30, 2002, the Company sold $5.0 billion of student loans in three securitization transactions and securitized $30 million through the recycling provisions of prior securitizations. The Company recorded a pre-tax securitization gain of $58 million or 1.15 percent of the portfolios securitized in the six months ended June 30, 2002. In the six months ended June 30, 2001, the Company sold $3.3 billion of student loans and recorded a pre-tax securitization gain of $28 million or .83 percent of the portfolios securitized. At June 30, 2002 and December 31, 2001, securitized student loans outstanding totaled $32.2 billion and $30.7 billion, respectively.

        In those securitizations, the Company, through Sallie Mae Servicing L.P., has servicing responsibilities for the loans and receives annual servicing fees of 0.9 percent per annum of the outstanding balance of student loans other than consolidation loans and 0.5 percent per annum of the outstanding balance of consolidation loans for the securitization transactions engaged in by its subsidiary, the Student Loan Marketing Association. The Company also receives rights to future cash flows arising after the investors in the trust have received the return for which they have contracted. Trust investors and the securitization trusts have no recourse to the Company's other assets. The Company's retained interests are subordinate to investors' interests. Their value is subject to credit, prepayment, and interest rate risks.

        Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from the student loan securitization transactions completed during the three and six months ended June 30, 2002 (weighted based on principal amounts securitized) were as follows:

	Three months ended June 30, 2002	Six months ended June 30, 2002
Weighted-average life	4.5 years	4.9 years
Expected credit losses	.6%	.6%
Residual cash flows discounted at	12%	12%

        Because of a historically low interest rate environment, the Company is anticipating a potential increase in loan consolidation activity, which could affect the prepayment rate within its securitization trusts. As a result, in the second quarter of 2002, the Company made a change in the estimated constant prepayment rate ("CPR") used to calculate the residual interest mark-to-market and the securitization gain on new transactions from 7 percent to 9 percent per annum. While the Company cannot be assured that higher levels of consolidation activity will continue, management believes that it is probable and therefore has deemed certain trusts to have a reduction from their original values. As a result, the Company recorded a $38 million other than temporary impairment which was recognized through securitization revenue and a $34 million after-tax unrealized loss which was recorded in other comprehensive income as a component of equity. This loss reduced unrealized gains previously recorded on the assets. The change in CPR assumption also impacted the gain on the loan portfolio securitized during the second quarter relative to previous transactions. In situations where the Company consolidates a securitized loan, the loan is treated as a prepayment within the securitization trust. However, the resulting consolidation loan is recorded as an on-balance sheet asset.

        Expected credit losses resulting from loans securitized in the second quarter of 2002 are dependent on the portfolio's expected rate of defaulted loans, the level of insurance guarantee which ranges from

98 percent to 100 percent of the unpaid principal and interest of the defaulted loan, and the expected level of defaulted loans not eligible for insurance guarantee due to servicing deficiencies (historically approximately one percent of defaulted loans). The expected dollar amount of credit losses is divided by the portfolio's principal balance to arrive at the expected credit loss percentage. The following table summarizes the cash flows received from new securitization trusts entered into during the three and six months ended June 30, 2002.

	Three months ended June 30, 2002	Six months ended June 30, 2002
Proceeds from new securitizations	$1,524,092	$5,079,681
Cash flows received on interest-only strips	—	—

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

	Net Income Attributable to Common Stock	Average Shares	Earnings per share
	(thousands)	(thousands)
Three months ended June 30, 2002
Basic EPS	$123,126	154,302	$.80
Dilutive effect of stock options, warrants, equity forwards, and deferred compensation	—	4,313	(.02)

Diluted EPS	$123,126	158,615	$.78

Three months ended June 30, 2001
Basic EPS	$278,920	160,707	$1.74
Dilutive effect of stock options, warrants and equity forwards	—	5,701	(.06)

Diluted EPS	$278,920	166,408	$1.68

	Net Income Attributable to Common Stock	Average Shares	Earnings per share
	(thousands)	(thousands)
Six months ended June 30, 2002
Basic EPS	$542,595	154,962	$3.50
Dilutive effect of stock options, warrants, equity forwards and deferred compensation	—	4,184	(.09)

Diluted EPS	$542,595	159,146	$3.41

Six months ended June 30, 2001
Basic EPS	$305,846	161,872	$1.89
Dilutive effect of stock options, warrants, and equity forwards	—	6,292	(.07)

Diluted EPS	$305,846	168,164	$1.82

6.    Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

        The following tables summarize the fair and notional value of all derivative instruments at June 30, 2002 and December 31, 2001, and their impact on other comprehensive income and earnings for the three and six months ended June 30, 2002 and 2001.

	Cash Flow		Fair Value		Trading
(Dollars in millions)	June 30, 2002	December 31, 2001	June 30, 2002	December 31, 2001	June 30, 2002	December 31, 2001
Fair Values
Interest rate swaps	$—	$—	$(9)	$(18)	$(115)	$(128)
Floor/Cap contracts	—	—	—	—	(657)	(745)
Futures	(42)	(40)	—	—	(57)	(61)
(Dollars in billions)
Notional Values
Interest rate swaps	$—	$—	$15.5	$8.1	$58.1	$48.3
Floor/Cap contracts	—	—	—	—	14.7	20.7
Futures	19.1	25.0	—	—	28.3	36.0

	Three months ended June 30,
	Cash Flow		Fair Value		Trading
(Dollars in millions)
	2002	2001	2002	2001	2002	2001
Changes to other comprehensive income, net of tax
Other comprehensive income, net	$(29)	$39	$—	$—	$1 [5]	$1	[5]

Earnings Summary
Recognition of closed futures contracts' gains/losses into earnings[1]	$(12)	$(51)	$—	$—	$(35)	$2
Amortization of transition adjustment[2]	—	—	—	—	(1)	12
Mark-to-market earnings[3]	—	—	(1)[4]	(16)[4]	(176)	133

Total earnings impact	$(12)	$(51)	$(1)	$(16)	$(212)	$147

	Six months ended June 30,
	Cash Flow		Fair Value			Trading
(Dollars in millions)
	2002	2001	2002		2001	2002	2001
Changes to other comprehensive income, net of tax
Other comprehensive income, net	$(1)	$17	$—		$—	$1 [5]	$(38)[5]

Earnings Summary
Recognition of closed futures contracts' gains/losses into earnings[1]	$(49)	$(67)	$—		$—	$(88)	$(7)
Amortization of transition adjustment[2]	—	—	—		—	(1)	25
Mark-to-market earnings[3]	—	—	3	[4]	(25)[4]	108	(26)

Total earnings impact	$(49)	$(67)	$3		$(25)	$19	$(8)

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

5
Represents transition adjustment and related amortization out of other comprehensive income, net.

        The following table shows the components of the change in accumulated other comprehensive income, net of tax, for derivatives.

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)
	2002	2001	2002	2001
Accumulated Other Comprehensive Income, Net
Balance at beginning of period	$(22)	$(61)	$(50)	$—
Change in unrealized gains (losses) on derivatives, net:
Transition adjustment	—	—	—	(39)
Additions due to changes in fair value of cash flow hedges	(36)	7	(33)	(26)
Amortizations[1]	3	5	4	6
Discontinued hedges	5	28	29	38

Total change in unrealized gains (losses) on derivatives, net	(28)	40	—	(21)

Balance at end of period	$(50)	$(21)	$(50)	$(21)

1
The Company expects to amortize $7 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to futures contracts closed as of June 30, 2002. In addition, the Company expects to amortize into earnings portions of the accumulated deferred net losses related to open futures contracts during the next 12 months based on the anticipated issuance of debt.

        The tables below reconcile the mark-to-market earnings to the change in fair values for the three and six months ended June 30, 2002 and 2001.

	Three months ended June 30,
	Fair Value		Trading
(Dollars in millions)
	2002	2001	2002	2001
Change in value of hedged item	$(53)	$(42)	$—	$—
Change in value of derivatives	52	26	(176)	59
Premiums received from caps/floors	—	—	—	89
Extinguishment of floor contracts	—	—	—	(15)

Total mark-to-market earnings	$(1)	$(16)	$(176)	$133

	Six months ended June 30,
	Fair Value		Trading
(Dollars in millions)
	2002	2001	2002	2001
Change in value of hedged item	$(4)	$(27)	$—	$—
Change in value of derivatives	7	2	107	(145)
Premiums received from caps/floors	—	—	1	166
Extinguishment of floor contracts	—	—	—	(47)

Total mark-to-market earnings	$3	$(25)	$108	$(26)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and six months ended June 30, 2002 and 2001
(Dollars in millions, except per share amounts)

INTRODUCTION

        The presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations that follows is different from the presentations that the Company has made in past reports. These changes result from comments the Company received from the staff of the U.S. Securities and Exchange Commission regarding the use of pro forma statements of income in the Company's periodic filings.

OVERVIEW

        On August 7, 1997, in accordance with the Student Loan Marketing Association Reorganization Act of 1996 (the "Privatization Act") and approval by shareholders of an agreement and plan of reorganization, the Student Loan Marketing Association ("the GSE") was reorganized into a subsidiary of SLM Corporation (the "Reorganization"). SLM Corporation is a holding company that operates through a number of subsidiaries including the GSE. References herein to the "Company" refer to the GSE and its subsidiaries for periods prior to the Reorganization and to SLM Corporation and its subsidiaries for periods after the Reorganization.

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

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
	2002	2001	$	%	2002	2001	$	%
Net interest income	$288	$227	$61	27%	$569	$407	$162	40%
Less: provision for losses	27	13	14	108	47	27	20	78

Net interest income after provision for losses	261	214	47	22	522	380	142	37
Gains on student loan securitizations	14	18	(4)	(25)	58	28	30	109
Servicing and securitization revenue	180	194	(14)	(7)	375	314	61	19
(Losses) on sales of securities	(37)	(48)	11	(23)	(126)	(79)	(47)	59
Derivative market value adjustment	(177)	117	(294)	(251)	111	(51)	162	(317)
Guarantor servicing and collection fees	78	58	20	35	158	113	45	39
Other income	45	57	(12)	(22)	87	126	(39)	(31)
Operating expenses	168	170	(2)	(1)	335	338	(3)	(1)
Income taxes	70	156	(86)	(55)	302	176	126	71
Minority interest in net earnings of subsidiary	—	2	(2)	(100)	—	5	(5)	(100)

Net income	$126	$282	$(156)	(55)%	$548	$312	$236	76%
Preferred dividends	3	3	—	—	6	6	—	—

Net income attributable to common stock	$123	$279	$(156)	(56)%	$542	$306	$236	77%

Basic earnings per share	$.80	$1.74	$(.94)	(54)%	$3.50	$1.89	$1.61	85%

Diluted earnings per share	$.78	$1.68	$(.90)	(54)%	$3.41	$1.82	$1.59	87%

Dividends per common share	$.20	$.17	$.03	14%	$.40	$.35	$.05	14%

Condensed Balance Sheets

			Increase (decrease)
	June 30, 2002	December 31, 2001
			$	%
Assets
Student loans	$43,357	$41,001	$2,356	6%
Warehousing advances/academic facilities financings	1,044	1,768	(724)	(41)
Cash and investments	5,052	5,787	(735)	(13)
Other assets	4,434	4,318	116	3

Total assets	$53,887	$52,874	$1,013	2%

Liabilities and Stockholders' Equity
Short-term borrowings	$29,210	$31,065	$(1,855)	(6)%
Long-term notes	20,401	17,285	3,116	18
Other liabilities	2,351	2,852	(501)	(18)

Total liabilities	51,962	51,202	760	1

Stockholders' equity before treasury stock	4,235	3,750	485	13
Common stock held in treasury at cost	2,310	2,078	232	11

Total stockholders' equity	1,925	1,672	253	15

Total liabilities and stockholders' equity	$53,887	$52,874	$1,013	2%

RESULTS OF OPERATIONS

EARNINGS SUMMARY

        For the three months ended June 30, 2002, the Company's net income calculated in accordance with GAAP was $126 million ($.78 diluted earnings per share), versus net income of $282 million ($1.68 diluted earnings per share) in the second quarter of 2001. The decrease in net income in the second quarter of 2002 versus the year-ago quarter was principally due to the net impact of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which resulted in a net after-tax mark-to-market loss of $115 million in the second quarter of 2002, compared to a net after-tax mark-to-market gain of $76 million in the second quarter of 2001. The decrease in net income in the second quarter 2002 versus the year-ago quarter was also due to a decrease in after-tax servicing and securitization revenue of $9 million and a decrease in after-tax securitization gains of $3 million. These second quarter 2002 decreases to net income were partially offset by additional after-tax guarantor servicing and collection fees of $13 million over the year-ago quarter.

        For the six months ended June 30, 2002, the Company's net income was $548 million ($3.41 diluted earnings per share), versus net income of $312 million ($1.82 diluted earnings per share) for the six months ended June 30, 2001. The increase in year-to-date 2002 net income versus year-to-date 2001 net income was attributable to several significant factors. The Company increased the on-balance sheet average balance of student loans by $3.1 billion, and the lower interest rate environment increased after-tax floor revenue by $77 million. The net impact of SFAS 133 resulted in a net after-tax mark-to-market gain of $72 million in the six months ended June 30, 2002, compared to a net after-tax mark-to-market loss of $33 million in the six months ended June 30, 2001. The increase in net income was also due to an increase in after-tax servicing and securitization revenue of $40 million, an increase in after-tax securitization gains of $20 million, and an after-tax increase in guarantor servicing and collection fees of $29 million, primarily attributable to the acquisitions of Pioneer Credit Recovery, Inc. ("Pioneer") and General Revenue Corporation ("GRC"). These year-to-date 2002 increases to net income were partially offset by additional after-tax losses on sales of securities of $31 million over the year-ago period.

        During the second quarter of 2002, the Company securitized $1.5 billion of student loans in one transaction and recorded after-tax securitization gains of $9 million. In comparison, during the second quarter of 2001, the Company securitized $1.6 billion of student loans in one transaction and recorded after-tax securitization gains of $12 million. For the six months ended June 30, 2002, the Company securitized $5.1 billion in three separate transactions and recorded after-tax securitization gains of $38 million. For the six months ended June 30, 2001, the Company securitized $3.3 billion in two separate transactions and recorded after-tax securitization gains of $18 million.

        In the second quarter of 2002, the Company made a change in the estimated constant prepayment rate ("CPR") used to calculate the residual interest mark-to-market and the securitization gain on new transactions from 7 percent to 9 percent per annum. While the Company cannot be assured that higher levels of consolidation activity will continue, management believes that it is probable and therefore has deemed certain trusts to have a reduction from their original values. As a result, the Company recorded a $38 million other than temporary impairment which was recognized through securitization revenue and a $34 million after-tax unrealized loss which was recorded in other comprehensive income as a component of equity. This loss reduced unrealized gains previously recorded on the assets.

        For the six months ended June 30, 2002, the Company repurchased 3.0 million common shares through its equity forward settlements and issued a net 2.2 million shares as a result of benefit plans and acquisitions. Common shares outstanding at June 30, 2002 totaled 155 million shares.

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

        Taxable equivalent net interest income for the three months ended June 30, 2002 versus the three months ended June 30, 2001 increased by $60 million while the net interest margin increased by 47 basis points. The increase in taxable equivalent net interest income for the three months ended June 30, 2002 is principally due to the lower interest rate environment which led to an increase of $54 million in floor revenue (See "Student Loan Spread Analysis") from $27 million for the three months ended June 30, 2001 to $81 million for the three months ended June 30, 2002. The increase in taxable equivalent net interest income is also due to the $2.6 billion increase in the average balance of student loans over the year-ago quarter, which increased the percentage of average student loans to total average earning assets. The increase in the net interest margin for the second quarter of 2002 versus the second quarter of 2001 is principally due to an increase in floor revenue and the increased percentage of average student loans to total average earning assets, partially offset by a lower return on the investment portfolio.

        Taxable equivalent net interest income for the six months ended June 30, 2002 versus the six months ended June 30, 2001 increased by $165 million while the net interest margin increased by 66 basis points. The increase in taxable equivalent net interest income for the six months ended June 30, 2002 versus the year-ago period is principally due to an increase of $118 million in floor revenue from $38 million for the six months ended June 30, 2001 to $156 million for the six months ended June 30, 2002. In addition the $3.1 billion increase in the average balance of student loans over the year-ago period also contributed to the increase in taxable equivalent net interest income.

Taxable Equivalent Net Interest Income

        The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal corporate tax rate of 35 percent.

	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
	2002	2001	$	%	2002	2001	$	%
Interest income
Student loans	$534	$674	$(140)	(21)%	$1,068	$1,388	$(320)	(23)%
Warehousing advances/ academic facilities financings	15	25	(10)	(40)	34	53	(19)	(37)
Investments	50	96	(46)	(48)	95	229	(134)	(59)
Taxable equivalent adjustment	6	6	—	—	10	6	4	43

Total taxable equivalent interest income	605	801	(196)	(25)	1,207	1,676	(469)	(28)
Interest expense	311	567	(256)	(45)	628	1,262	(634)	(50)

Taxable equivalent net interest income	$294	$234	$60	26%	$579	$414	$165	40%

Average Balance Sheets

        The following table reflects the rates earned on interest earning assets and paid on interest bearing liabilities for the three and six months ended June 30, 2002 and 2001.

	Three months ended June 30,				Six months ended June 30,
	2002		2001		2002		2001
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Student loans	$42,268	5.07%	$39,674	6.82%	$42,312	5.09%	$39,195	7.14%
Warehousing advances/academic facilities financings	1,129	6.11	1,763	6.25	1,422	5.48	1,798	6.68
Investments	5,339	4.00	6,653	6.00	5,355	3.73	7,634	6.05

Total interest earning assets	48,736	4.98%	48,090	6.68%	49,089	4.96%	48,627	6.95%

Non-interest earning assets	4,679		4,295		4,796		4,267

Total assets	$53,415		$52,385		$53,885		$52,894

Average Liabilities and Stockholders' Equity
Six month floating rate notes	$2,836	1.87%	$4,362	4.43%	$2,960	1.91%	$4,578	5.01%
Other short-term borrowings	27,180	2.14	34,978	4.54	28,400	2.18	33,576	5.05
Long-term notes	19,477	3.15	9,583	5.16	18,392	3.21	11,286	5.50

Total interest bearing liabilities	49,493	2.52%	48,923	4.65%	49,752	2.54%	49,440	5.15%

Non-interest bearing liabilities	2,016		2,021		2,277		2,079
Stockholders' equity	1,906		1,441		1,856		1,375

Total liabilities and stockholders' equity	$53,415		$52,385		$53,885		$52,894

Net interest margin		2.42%		1.95%		2.38%		1.72%

Rate/Volume Analysis

        The Rate/Volume Analysis below shows the relative contribution of changes in interest rates and asset volumes.

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
Three months ended June 30, 2002 vs. three months ended June 30, 2001
Taxable equivalent interest income	$(196)	$(206)	$10
Interest expense	(256)	(285)	29

Taxable equivalent net interest income	$60	$79	$(19)

Six months ended June 30, 2002 vs. six months ended June 30, 2001
Taxable equivalent interest income	$(469)	$(496)	$27
Interest expense	(634)	(676)	42

Taxable equivalent net interest income	$165	$180	$(15)

Student Loans

        Student loans, consisting of federally insured student loans, non-federally insured student loans, student loan participations, and other private loans are carried at their purchase price, which includes unamortized premiums. Premiums paid on the acquisition of student loans are included as part of the carrying value on the student loan balance on the consolidated balance sheet. These purchased premiums are amortized over the estimated life of the loan as a yield adjustment to interest income from student loans. Since the unamortized premium balances are included in the carrying value of the student loan balance, the unamortized premium balance associated with the loans securitized is included in the carrying value of the loan basis and is eliminated as part of the gain on student loan securitization.

Student Loan Spread Analysis

        The following table analyzes the reported earnings from student loans both on-balance sheet and those off-balance sheet in securitization trusts. For student loans on-balance sheet, the Company pays an annual rebate fee on consolidation loans and a 30 basis point annual offset fee unique to the GSE on Stafford and PLUS student loans purchased and held on or after August 10, 1993, under the Omnibus Budget Reconciliation Act of 1993. These fees are netted against student loan interest income on the consolidated statements of income. For student loans off-balance sheet, the Company will continue to earn servicing fee revenues over the life of the securitized student loan portfolios. The off-balance sheet information presented in "Securitization Program—Servicing and Securitization Revenue" analyzes the on-going servicing revenue and residual interest earned on the securitized portfolios of student loans.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
On-Balance Sheet
Student loan yields, before floor revenue	5.14%	7.27%	5.16%	7.66%
Floor revenue	.76	.27	.74	.20
Consolidation loan rebate fees	(.39)	(.29)	(.37)	(.29)
Offset fees	(.11)	(.14)	(.11)	(.14)
Borrower benefits	(.07)	(.07)	(.07)	(.07)
Premium amortization	(.26)	(.22)	(.26)	(.22)

Student loan income	5.07	6.82	5.09	7.14
Student loan cost of funds	(2.49)	(4.92)	(2.51)	(5.36)

Student loan spread	2.58%	1.90%	2.58%	1.78%

Off-Balance Sheet
Servicing and securitization revenue, before floor revenue	.93%	1.52%	1.08%	1.40%
Floor revenue on securitized loans	1.31	1.03	1.33	.69

Servicing and securitization revenue	2.24%	2.55%	2.41%	2.09%

Average Balances
On-balance sheet student loans	$42,268	$39,674	$42,312	$39,195
Securitized student loans	32,250	30,480	31,326	30,255

Managed student loans	$74,518	$70,154	$73,638	$69,450

        The Company's portfolio of student loans originated under the FFELP has a variety of unique interest rate characteristics. The Company generally earns interest at the greater of the borrower's rate or a floating rate determined by reference to one of the applicable floating rates (91-day Treasury bill, commercial paper, 52-week Treasury bill, or the constant maturity Treasury rate) in a calendar quarter, plus a fixed spread which is dependent upon when the loan was originated. If the resulting floating rate exceeds the borrower rate, the Department of Education pays the difference directly to the Company. This payment is referred to as Special Allowance Payment ("SAP"). If the resulting floating rate is less than the rate the borrower is obligated to pay, the Company simply earns interest at the borrower rate. In all cases, the rate a borrower pays sets a minimum floor rate for determining the yield the Company earns on the loan. Borrowers' interest rates are either fixed to term or are reset annually on July 1 of each year depending on when the loan was originated.

        The Company generally finances its student loan portfolio with floating rate debt tied to the 91-day Treasury bill auctions, the commercial paper index, LIBOR, the 52-week Treasury bill, or the constant maturity Treasury rate, either directly or through the use of derivative financial instruments intended to mimic the interest rate characteristics of the student loans. Such borrowings in general, however, do not have minimum floor rates. As a result, in certain declining interest rate environments, the portfolio of managed student loans may be earning at the minimum floor rate while the Company's funding costs (exclusive of fluctuations in funding spreads) will generally decline along with short-term interest rates. For loans where the borrower's interest rate is fixed to term, lower interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of a low interest rate environment will only enhance student loan spreads through the next annual reset of the borrower's interest rates, which occurs on July 1 of each year. The effect of this enhanced spread is referred to as floor revenue. Floor revenue is included in student loan income for on-balance sheet student loans and in servicing and securitization revenue for off-balance sheet student loans.

        Declining average Treasury bill rates in the second quarter of 2002 benefited the Company's on-balance sheet student loan income by $81 million of floor revenue, net of payments under floor revenue contracts (see "Student Loan Floor Revenue Contracts"), of which $29 million was attributable to student loans with borrower rates fixed to term and $52 million was attributable to student loans with borrower rates adjusting annually. In comparison, in the second quarter of 2001, the Company earned floor revenue of $27 million, net of payments under floor revenue contracts, of which $15 million was attributable to student loans with borrower rates fixed to term and $12 million was attributable to student loans with borrower rates adjusting annually.

        The 68 basis point increase in the student loan spread in the second quarter of 2002 versus the year-ago period is due primarily to the increase in floor income, attributable to lower short-term interest rates, and a decrease in the student loan cost of funds.

        For the six months ended June 30, 2002, the Company's on-balance sheet student loans earned floor revenue of $157 million, net of payments under floor revenue contracts, of which $51 million was attributable to student loans whose borrower rates are fixed to term and $106 million was attributable to student loans whose borrower rates adjust annually on July 1. For the six months ended June 30, 2001, the Company earned floor revenue of $38 million, net of payments under floor revenue contracts, of which $15 million was attributable to student loans whose borrower rates are fixed to term and $23 million was attributable to student loans whose borrower rates adjust annually on July 1. The increase in floor revenue increased the year-to-date 2002 on-balance sheet student loan spread by 54 basis points versus the year-ago period.

        The following table presents the ability of the FFELP student loans in the Company's on-balance sheet and off-balance sheet student loan portfolio to earn at the minimum borrower interest rate at June 30, 2002 and 2001, based on the last Treasury bill auctions applicable to those periods (1.71 percent and 3.45 percent, respectively, for fixed rate loans and 1.76 percent and 3.69 percent, respectively, for variable rate loans). Commercial paper rate loans are based upon the last commercial paper rate applicable to those periods (1.79 percent and 3.72 percent, respectively).

	June 30, 2002			June 30, 2001
	Fixed Borrower Rate	Annually Reset Borrower Rate	Total	Fixed Borrower Rate	Annually Reset Borrower Rate	Total
(Dollars in billions)
Student loans eligible to earn at the minimum floor rate:
On-balance sheet student loans	$17.2	$14.0	$31.2	$13.3	$15.1	$28.4
Off-balance sheet student loans	2.9	26.4	29.3	3.3	25.3	28.6

Managed student loans eligible to earn at the minimum floor rate	20.1	40.4	60.5	16.6	40.4	57.0
Less notional amount of floor revenue contracts	(12.2)	—	(12.2)	(7.3)	—	(7.3)

Net managed student loans eligible to earn at the minimum floor rate	$7.9	$40.4	$48.3	$9.3	$40.4	$49.7

Net managed student loans earning at the minimum floor rate	$7.9	$40.4	$48.3	$9.3	$40.4	$49.7

Student Loan Floor Revenue Contracts

        The Company has entered into contracts with third parties to hedge the value of the minimum floor rate feature of its portfolio of FFELP student loans. Under these contracts, referred to as "floor revenue contracts," the Company receives an upfront cash payment and agrees to pay the difference between (1) the minimum borrower interest rate less the spread ("the strike rate") and (2) the average of the index over the period of the contract. If the strike rate is less than the average of the index, then no payment is required.

        With the adoption of SFAS 133 on January 1, 2001, the upfront payments from floor revenue contracts are no longer being amortized to student loan income, but are reported as a component of the derivative valuation in other liabilities. At June 30, 2002, the outstanding notional amount of floor revenue contracts totaled $12.2 billion.

Effects of SFAS 133

        SFAS 133 requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Most of the derivative contracts into which the Company enters are effective economic hedges for its interest rate risk management strategy but are not effective hedges under SFAS 133 because they do not typically extend to the full term of the hedged item. The two primary categories of derivatives which are not effective under SFAS 133 and are required to be marked-to-market, are basis swaps and floor revenue contracts. Basis swaps are utilized to convert the floating rate debt from one interest rate index to another to match the interest rate characteristics of the assets. Floor revenue contracts, as explained above, are utilized to monetize the value of the floor rate feature of the Company's portfolio of FFELP student loans. The majority of these hedges are treated as "trading" for GAAP purposes and therefore the resulting mark-to-market is reflected in GAAP earnings.

        The total mark-to-market effect of SFAS 133 was a decrease to pre-tax income of $177 million and an increase to pre-tax income of $117 million for the three months ended June 30, 2002 and 2001, respectively and an increase of $111 million and a decrease of $51 million for the six months ended

June 30, 2002 and 2001, respectively. Included in the mark-to-market effects on pre-tax income are the mark-to-market of the floor revenue contracts. For the three months ended June 30, 2002 and 2001 the effect on pre-tax income was a decrease of $141 million and an increase of $115 million, respectively, and an increase of $85 million and a decrease of $20 million for the six months ended June 30, 2002 and 2001, respectively. In addition to the mark-to-market results, for the three months ended June 30, 2002 and 2001, the Company decreased other income by $1 million and increased other income by $12 million, respectively, due to the amortization of the SFAS 133 transition adjustment. Similarly, the Company decreased other income by $1 million and increased other income by $25 million for the six months ended June 30, 2002 and 2001, respectively.

        Prior to the implementation of SFAS 133, the Company recorded these transactions as accounting hedges. If the Company accounted for these transactions as hedges and amortized the upfront cash payment received over the life of the transaction, the Company would have increased net interest income for the quarter ending June 30, 2002 and 2001 by $33 million and $15 million, respectively, and for the six months ending June 30, 2002 and 2001 by $59 million and $23 million, respectively.

Activity in the Allowance for Loan Losses

        The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. The Company evaluates the adequacy of the provision for losses on its federally insured portfolio of student loans separately from its non-federally insured portfolio. For the federally insured portfolio, the Company primarily considers trends in student loan claims rejected for payment by guarantors due to servicing defects as well as overall default rates on those FFELP student loans subject to the two percent risk-sharing, (i.e., those loans that are insured as to 98 percent of outstanding principal and accrued interest). The loan loss reserve attributable to federally insured loans consists of two components: a reserve for expected risk-sharing losses and a reserve for rejected claims losses. The risk-sharing reserve is based on the amount of loans subject to risk-sharing and the expected losses, based on historical experience, on the two percent that is not insured. The rejected claims loss reserve is equal to 100 percent of the rejected claims balance (reserves are not established until claims are rejected). Once a student loan is rejected for claim payment, the Company's policy is to continue to pursue the recovery of principal and interest, whether by curing the reject or collecting from the borrower. FFELP loans are guaranteed as to both principal and interest and therefore continue to accrue interest until such a time that they are paid by the guarantor. Due to the nature of the FFELP assets, which are serviced under federal regulation and guarantor agreements outlining all conditions for curing loan rejects (e.g., providing missing documentation), and the extensive collection efforts in which the Company engages, including repeated and methodical mail and phone contact with borrower and co-borrowers, the Company's policy is to write-off an unpaid claim once it has aged to two years.

        For the non-federally insured portfolio of student loans, the Company primarily considers recent trends in delinquencies, charge-offs and recoveries, historical trends in loan volume by program, economic conditions and credit and underwriting policies. A large percentage of the Company's non-federally insured loans have not matured to a point at which predictable loan loss patterns have developed. The Company utilizes historic data as well as industry-based loss data by delinquency status (current, greater than 30 days, greater than 60 days, etc.) in order to establish its reserve amount. The Company uses this information to estimate the likelihood of loss on loans with similar characteristics, such as the tendency for a borrower who is greater than 60 days delinquent to default. Most of our non-federally insured products are guaranteed by our HICA subsidiary. As a result, a significant portion of charge-offs for non-federally insured loans are largely attributable to HICA's payout of claims, which occurs on approximately day 270 of delinquency. Additionally, SLM Financial has a policy of charging-off loans once they age greater than 180 days delinquent. This policy is consistent with the history experienced to date and is periodically reconsidered by management as trends develop. Loans continue to accrue interest until they are charged-off and removed from the active portfolio.

        Accordingly, the evaluation of the provision for loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. Management believes that the provision for loan losses is adequate to cover probable losses in the student loan portfolio.

        The Company receives certain fees related to originated loans at both origination and the commencement of repayment. These fees are charged to cover, in part, anticipated loan losses. Such fees are deferred and recognized into income as a component of interest over the life of the related loan. The Company previously reflected the unamortized balance as a component of the allowance for loan losses. During the current quarter, the Company has reclassified $48 million out of the allowance for non-federally insured loans and has separately recorded this amount as deferred fee revenue.

        An analysis of the Company's allowance for loan losses is presented in the following table.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Balance at beginning of period	$269	$232	$265	$227
Provision for loan losses:
Non-federally insured loans	18	5	31	10
Federally insured loans:
Rejected claims	2	—	3	1
Risk-sharing	6	8	12	15

Total federally insured loans	8	8	15	16

Total provision for loan losses	26	13	46	26
Other	(46)	8	(46)	14
Charge-offs:
Non-federally insured loans	(14)	(11)	(27)	(19)
Federally insured loans	(4)	(4)	(6)	(8)

Total charge-offs	(18)	(15)	(33)	(27)
Recoveries:
Non-federally insured loans	1	1	2	1
Federally insured loans	1	2	1	3

Total recoveries	2	3	3	4
Net charge-offs	(16)	(12)	(30)	(23)

Reduction for sale of student loans	(3)	(5)	(5)	(8)

Balance at end of period	$230	$236	$230	$236

Allocation of the allowance for loan losses:
Non-federally insured loans	$167	$183	$167	$183
Federally insured loans	63	53	63	53

Total allowance for loan losses	$230	$236	$230	$236

Deferred fee revenue	$48	$—	$48	$—

Net charge-offs as a percentage of average student loans	.15%	.12%	.14%	.12%
Total allowance as a percentage of average student loans	.54%	.59%	.54%	.60%
Total allowance as a percentage of ending student loans	.53%	.59%	.53%	.59%
Non-federally insured allowance as a percentage of the ending balance of non-federally insured loans	3.16%	4.79%	3.16%	4.79%
Average student loans	$42,268	$39,674	$42,312	$39,195
Ending student loans	$43,357	$39,778	$43,357	$39,778

        The increase in the provision for loan losses for both the three months ended June 30, 2002 versus the year-ago quarter of $13 million and for the six months ended June 30, 2002 versus the year-ago period of $20 million is primarily attributable to a 38 percent increase in volume of non-federally insured student loans from the previous periods. As the volume of non-federally insured loans increases and begins to age, the Company obtains more historical data on default rates for these loans. Based on management's assumptions and on actual loan performance, the Company re-evaluates the requirements for its provision for loan losses. In the three and six months ended June 30, 2002, non-federally insured loan charge-offs increased by $3 million and $8 million, respectively, over the year-ago periods, which is primarily attributable to the increased volume and aging of this portfolio.

On-Balance Sheet Funding Costs

        The Company's borrowings are generally variable-rate indexed principally to the 91-day Treasury bill, commercial paper, LIBOR, 52-week Treasury bill, or the constant maturity Treasury rate. The following table summarizes the average balance of on-balance sheet debt (by index, after giving effect to the impact of interest rate swaps) for the three and six months ended June 30, 2002 and 2001.

	Three months ended June 30,				Six months ended June 30,
	2002		2001		2002		2001
Index	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Treasury bill, principally 91-day	$20,768	2.21%	$30,692	4.28%	$23,622	2.22%	$31,321	4.91%
LIBOR	2,058	2.16	1,966	5.07	1,840	2.20	1,908	5.60
Discount notes	8,136	1.98	7,912	4.90	7,396	2.02	9,226	5.31
Fixed	7,311	4.91	5,464	5.88	7,030	4.99	4,351	6.01
Zero coupon	211	11.14	189	11.14	208	11.14	186	11.14
Commercial paper	9,237	1.73	1,417	4.14	7,959	1.74	1,171	4.78
Auction rate securities	1,101	2.03	1,101	4.09	1,101	1.97	1,101	4.47
Other	671	1.64	182	4.50	596	1.57	176	5.09

Total	$49,493	2.52%	$48,923	4.65%	$49,752	2.54%	$49,440	5.15%

Securitization Program

        During the second quarter of 2002, the Company completed one securitization transaction in which a total of $1.5 billion of student loans were sold to a special purpose finance subsidiary and by that subsidiary to a trust that issued asset-backed securities to fund the student loans to term. During the second quarter of 2001, the Company securitized $1.5 billion in one transaction and sold $60 million of student loans through the recycling provisions of prior securitizations. For the six months ended June 30, 2002, the Company sold $5.0 billion of student loans in three separate transactions, and sold $30 million of student loans through the recycling provisions of prior securitizations. For the six months ended June 30, 2001, the Company sold $3.0 billion of student loans in two separate transactions and sold $348 million of student loans through the recycling provisions of prior securitizations.

        The gain or loss on securitization is based upon the previous carrying amount of the financial assets involved in the transfer and the relative fair value of the retained interest at the date of transfer. The Company estimates fair value of the retained interest, both initially and on a quarterly basis going forward, based on the present value of future expected cash flows using management's best estimates of the key assumptions—credit losses, prepayment speeds and discount rates commensurate with the risks involved, as well as an estimate of the fair value of the embedded floor revenue in the securitized loan.

        Because of a historically low interest rate environment, the Company is anticipating a potential increase in loan consolidation activity, which could affect the prepayment rate within its securitization trusts. As a result, in the second quarter of 2002, the Company made a change in the estimated constant prepayment rate ("CPR") used to calculate the residual interest mark-to-market and the securitization gain on new transactions from 7 percent to 9 percent per annum. While the Company cannot be assured that higher levels of consolidation activity will continue, management believes that it is probable and therefore has deemed certain trusts to have a reduction from their original values. As a result, the Company recorded a $38 million other than temporary impairment which was recognized through securitization revenue and a $34 million after-tax unrealized loss which was recorded in other comprehensive income as a component of equity. This loss reduced unrealized gains previously recorded on the assets. The change in CPR assumption also impacted the gain on the loan portfolio securitized during the second quarter relative to previous transactions. In situations where the Company consolidates a securitized loan, the loan is treated as a prepayment within the securitization trust. However, the resulting consolidation loan is recorded as an on-balance sheet asset.

        The embedded floor revenue is derived from the fact that underlying student loans yield the greater of the borrower rate or a floating rate determined by the quarterly average applicable interest rate index (91-day Treasury bill, commercial paper, or 1-year constant maturity Treasury rate) plus a fixed spread. In each quarter, if the floating rate exceeds the borrower rate, the Department of Education will pay the difference to the trust through the form of a special allowance payment ("SAP") so that the underlying student loan would yield a floating rate during the period. Conversely, if the resulting floating rate is less than the borrower rate, the loan in the securitization trust would earn interest at the borrower rate during the quarter. In all cases, the borrower rate determines the minimum or floor rate the securitization trust would earn. Borrowers' interest rates are either fixed to term or are reset annually on July 1 of each year depending on the loan type and when the loan was originated.

        Within the securitization transaction, the interest paid on the bonds and certificates issued by the securitization trust is based on a floating rate index and does not have a minimum or floor rate. In certain declining interest rate environments, the loans within a securitization trust may be yielding the minimum or floor rate while the interest rate paid by the securitization trust will decline along with short-term interest rates. For loans where the borrower's interest rate is fixed to term, lower interest rates may benefit the spread earned on student loans for extended periods of time. For loans where the borrower's interest rate is reset annually, any benefit of a low interest rate environment will only enhance the student loan spread through the next annual reset of the borrower's interest rates, which occurs on July 1 of each year. The effect of this enhanced spread is referred to as floor revenue. The fair value of the embedded floor revenue included in the residual interest balance is determined from pricing models that consider the current borrower rate, SAP spreads and remaining term of the underlying loans, as well as time value, yield curve and volatility factors.

        The following table summarizes the fair value of the embedded floor revenue included in the residual interest balance as of June 30, 2002 and December 31, 2001 (dollars in millions):

	June 30, 2002	December 31, 2001
Loans with fixed borrower rates	$239	$238
Loans with annual reset borrower rates	30	247

Total fair value of embedded floor revenue associated with securitized student loans	$269	$485

        The fair value of the embedded floor revenue associated with securitized student loans was $269 million at June 30, 2002, a decline of $216 million from the December 31, 2001 value of $485 million. The change in the fair value of the embedded floors is recorded in other comprehensive income as a component of equity. The decrease in the fair value of the embedded floor was due mainly to the lower future floor revenue potential from annual reset loans. Starting on July 1, 2001, the borrower rate on annual reset loans was set for a 12-month period based on a Treasury bill rate of 3.69 percent. Subsequently, interest rates significantly declined, which resulted in higher floor revenue potential for these loans. The fair value of the embedded floor revenues associated with annual reset loans at December 31, 2001 reflects the future floor income potential from these loans from January 1, 2002 through June 30 2002 as interest rates were expected to remain low. By June 30, 2002, the estimated embedded floor value on annual reset loans previously measured was realized and was replaced by an embedded floor value on annual reset loans for a new 12-month period. The actual embedded floor revenue realized through the residual interest is recorded as securitization revenue. As of June 30, 2002, the fair value of the embedded floor revenues from annual reset loans of $30 million reflects the floor income potential from a lower borrower rate reset based on a Treasury bill rate of 1.76 percent and the expected level of interest rates through June 30, 2003.

        At June 30, 2002 and December 31, 2001, the Company held in its investment portfolio $1.3 billion and $1.6 billion, respectively, of asset-backed securities issued by the Company's securitization trusts. The Company purchased these securities in the secondary market.

Gains on Student Loan Securitizations

        For the three months ended June 30, 2002, the Company recorded pre-tax securitization gains of $14 million, which was .90 percent of the portfolio securitized, versus $18 million gains in the second quarter of 2001 or 1.17 percent of the portfolio securitized. The decrease in the gain percentage in the three months ended June 30, 2002 versus the corresponding year-ago period is primarily due to the change in the CPR assumption described above, and reductions in the estimated floor value. For the six months ended June 30, 2002, the Company recorded pre-tax securitization gains of $58 million, which was 1.15 percent of the portfolios securitized versus $28 million gains in the six months ended June 30, 2001 or .83 percent of the portfolios securitized. Gains on future securitizations will continue to vary depending on the size and the loan characteristics of the loan portfolios securitized and the funding costs prevailing in the securitization debt markets at the time of the transactions.

Servicing and Securitization Revenue

        Servicing and securitization revenue, the ongoing revenue from securitized loan pools, includes both the revenue the Company receives for servicing loans in the securitization trusts and the income earned on the residual interest. The following table summarizes the components of servicing and securitization revenue:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Servicing revenue	$70	$66	$135	$130
Securitization revenue, before floor revenue	5	50	33	80
Floor revenue on securitized loans	105	78	207	104

Total servicing and securitization revenue	$180	$194	$375	$314

        In the three and six months ended June 30, 2002, servicing and securitization revenue was 2.24 percent and 2.41 percent, respectively, of average securitized loans versus 2.55 percent and 2.09 percent, respectively, in the corresponding year-ago periods. The decrease in servicing and securitization revenue as a percentage of the average balance of securitized student loans in the three months ended June 30, 2002 versus the corresponding year-ago period is principally due to the reduction in the carrying value of the residual interest asset recorded in securitization revenue as described above, partially offset by higher floor income. The increase in servicing and securitization revenue as a percentage of the average balance of securitized student loans in the six months ended June 30, 2002 versus the corresponding year-ago period is principally due to the impact of the decline in Treasury bill and commercial paper rates during the six months ended June 30, 2002, which increased the earnings from those student loans in the trusts that were earning the minimum borrower rate in a manner similar to on-balance sheet student loans.

Alternative Performance Measures

        In addition to evaluating the Company on GAAP-based data, management, credit rating agencies, lenders and analysts also evaluate the Company on certain non-GAAP-based performance measures. These non-GAAP-based performance measures treat securitization transactions as financings versus sales. As such, the securitization gain on sale and subsequent servicing and securitization revenue is eliminated from income, and net interest income from securitized loans is recognized. These non-GAAP-based performance measures also evaluate the student loan net interest income excluding floor income.

        One such non-GAAP-based performance measure is referred to as managed net interest income. Managed net interest income after provision for losses for the three months ended June 30, 2002 and 2001 was $283 million and $281 million, respectively. Managed net interest income after provision for losses for the six months ended June 30, 2002 and 2001 was $564 million and $549 million, respectively.

        The following table reconciles GAAP net interest income after provision for losses to non-GAAP-based managed net interest income after provision for losses for the three and six months ended June 30, 2002 and 2001:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Reconciliation of GAAP net interest income after provision for losses to non-GAAP managed net interest income after provision for losses:
GAAP net interest income after provision for losses	$261	$214	$522	$380
Net interest income on securitized loans	221	174	429	320
Floor income on managed loans	(191)	(102)	(373)	(140)
Provision for losses on securitized loans	(8)	(5)	(14)	(11)

Non-GAAP managed net interest income after provision for losses	$283	$281	$564	$549

OTHER INCOME

        Other income, exclusive of gains on student loan securitizations, servicing and securitization revenue, derivative market value adjustment, gains and losses on sales of investment securities and derivative contracts, totaled $123 million and $115 million for the three months ended June 30, 2002 and 2001, respectively, and $245 million and $239 million for the six months ended June 30, 2002 and 2001, respectively. Other income mainly includes guarantor servicing and collection fees, late fees earned on student loans, revenue received from servicing third party portfolios of student loans, and commitment fees for letters of credit.

        The following table summarizes the components of other income for the three and six months ended June 30, 2002 and 2001:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Guarantor servicing and collection fees	$78	$58	$158	$113
Late fees	14	13	29	28
Third party servicing fees	14	14	27	41
Commitment fees for letters of credit	2	3	5	6
Other	15	27	26	51

Total other income	$123	$115	$245	$239

        The increase in guarantor servicing and collection fees in the three and six months ended June 30, 2002 versus the corresponding year-ago periods was principally due to the growth in the guarantor servicing and collections businesses, including $17 million and $29 million, respectively, from the acquisitions of Pioneer and GRC in the first quarter of 2002. The increase in total other income was partially offset by lower fee income in the three and six months ended June 30, 2002 versus the corresponding year-ago periods due to the sale of the student information software business in the first quarter of 2002.

Losses on Sales of Securities

        The Company invests a portion of the cash earned from floor revenue on student loans in reducing its basis risk by replacing higher cost funding with lower cost sources and simultaneously extending the terms. In this process, certain derivatives are discontinued and recorded as a loss on sale of securities. In addition, the Company utilizes futures to economically hedge portions of the floor revenue embedded in the student loan asset. These derivatives are not considered effective hedges under SFAS 133 and consequently are marked-to-market through the derivative mark-to-market valuation account. When the futures expire or are terminated, the realized change in the value of the contract is recorded as a gain or loss on sales of securities.

        These transactions resulted in a loss on sale of securities of $37 million and $46 million for the three months ended June 30, 2002 and 2001, respectively, and a loss of $126 million and $78 million for the six months ended June 30, 2002 and 2001, respectively.

OPERATING EXPENSES

        The following table summarizes the components of operating expenses:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Servicing and acquisition expenses	$116	$104	$233	$195
General and administrative expenses excluding goodwill and intangible amortization	46	54	90	122
Goodwill and intangible amortization	6	12	12	21

Total operating expenses	$168	$170	$335	$338

        Operating expenses include costs to service the Company's managed student loan portfolio, operational costs incurred in the process of acquiring student loan portfolios, general and administrative expenses and operational costs associated with its guarantor servicing and collections operations. Operating expenses for the three months ended June 30, 2002 and 2001 were $168 million and $170 million, respectively. For the six months ended June 30, 2002 and 2001, operating expenses were $335 million and $338 million, respectively. The increase in servicing and acquisition expenses for the three and six months ended June 30, 2002 versus the corresponding year-ago periods was principally the result of additional operating expenses associated with the acquisitions of Pioneer and GRC and the growth in the guarantor servicing and collections businesses. These increases were partially offset by a decrease in general and administrative expenses principally due to productivity improvements in the Company's operations, and the sale of the student information software business.

STUDENT LOAN PURCHASES

        The following table summarizes the components of the Company's student loan purchase activity:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Preferred channel	$3,126	$2,746	$6,414	$5,573
Other commitment clients	288	298	462	507
Spot purchases	342	222	501	349
Consolidations	310	313	727	482
Other	248	284	536	580

Subtotal	4,314	3,863	8,640	7,491
Managed loans acquired	148	206	341	403

Total	$4,462	$4,069	$8,981	$7,894

        For the three months ended June 30, 2002, the Company acquired $4.5 billion of student loans compared with $4.1 billion in the year-ago period. For the six months ended June 30, 2002, the Company acquired $9.0 billion of student loans compared with $7.9 billion in the year-ago period.

        In the second quarter of 2002, the Company's preferred channel originations totaled $1.5 billion versus $1.3 billion in the year-ago quarter. The pipeline of loans currently serviced and committed for purchase by the Company was $4.0 billion at June 30, 2002 versus $3.8 billion at June 30, 2001.

        The following table summarizes the activity in the Company's managed portfolio of student loans for the three and six months ended June 30, 2002 and 2001.

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Beginning balance	$73,456	$69,052	$71,726	$67,515
Purchases	4,098	3,629	8,167	7,014
Capitalized interest	364	440	814	880
Repayments, claims, other	(1,738)	(1,918)	(3,731)	(3,847)
Write-offs to reserves	(20)	(17)	(41)	(33)
Loans consolidated from SLM Corporation	(603)	(403)	(1,378)	(746)

Ending balance	$75,557	$70,783	$75,557	$70,783

LEVERAGED LEASES

        The Company has investments in leveraged leases at June 30, 2002 totaling $284 million, of which $273 million represent general obligations of major U.S. commercial airlines. The airline industry has been in a state of uncertainty since the events of September 11, 2001. All payment obligations remain current and the Company has not been notified of any counterparty's intention to default on any payment obligations. In the event of default, any potential loss would be partially mitigated by recoveries on the sale of the aircraft collateral and elimination of expected tax liabilities reflected in the balance sheet of $250 million at June 30, 2002. Any potential loss would be increased by incremental tax obligations related to forgiveness of debt obligations. The Company's expected residual values of the aircraft have been based upon appraisals performed during the second quarter of 2002.

FEDERAL AND STATE TAXES

        The Company is subject to federal and state taxes, however, the GSE is exempt from all state, local, and District of Columbia income, franchise, sales and use, personal property and other taxes, except for real property taxes. This tax exemption applies only to the GSE and does not apply to SLM Corporation or its other operating subsidiaries. The Company's effective tax rate for the six months ended June 30, 2002 was 36 percent versus 36 percent in the year-ago period. State taxes for the six months ended June 30, 2002 increased the Company's effective tax rate by 2 percent versus an increase of 2 percent in the year-ago period.

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

	Three months ended June 30,				Six months ended June 30,
	2002		2001		2002		2001
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
GSE	$45,803	2.48%	$47,235	4.63%	$46,443	2.53%	$47,918	5.13%
Non-GSE	3,690	3.06	1,688	5.16	3,308	2.71	1,522	5.60
Securitizations (off-balance sheet)	32,216	2.75	30,315	5.05	31,242	2.85	30,275	5.53

Total	$81,709	2.61%	$79,238	4.81%	$80,993	2.66%	$79,715	5.29%

        The Company's unsecured financing requirements are driven by three principal factors: refinancing of existing liabilities as they mature; financing of student loan portfolio growth; and the Company's level of securitization activity.

        In the first six months of 2002, the Company completed three securitization transactions totaling $5.0 billion in student loans and an additional $30 million through the recycling provisions of prior securitizations. The Company manages the resulting off-balance sheet basis risk with on-balance sheet financing and derivative instruments, which principally consists of basis swaps and futures.

        During the first six months of 2002, the Company used the net proceeds from student loan securitizations of $5.1 billion, net proceeds from the issuance of debt of $1.3 billion, and repayments and claim payments on student loans of $1.2 billion to purchase student loans of $8.6 billion and to repurchase $252 million of the Company's common stock.

        Operating activities used net cash of $234 million in the first six months of 2002, a decrease of $335 million from the net cash inflows of $101 million in the corresponding year-ago period.

        During the first six months of 2002, the Company issued $11.2 billion of long-term notes to refund maturing and repurchased obligations. At June 30, 2002, the Company had $20.4 billion of outstanding long-term debt issues of which $2.2 billion had stated maturities that could be accelerated through call provisions. The Company uses interest rate swaps (collateralized where appropriate), purchases of U.S. Treasury securities and other hedging techniques to reduce its exposure to interest rate fluctuations that arise from its financing activities and to match the variable interest rate characteristics of its earning assets. (See "Interest Rate Risk Management.")

        At June 30, 2002, the GSE was in compliance with its regulatory capital requirements, and had a statutory capital adequacy ratio of 3.66 percent after the effect of the dividends to be paid in the third quarter of 2002.

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

        In addition to term match funding, $11.5 billion of the Company's asset-backed securities match the interest rate characteristics of the majority of the student loans in the trusts by being indexed to the 91-day Treasury bill. At June 30, 2002, there were approximately $3.6 billion of PLUS student loans outstanding in the trusts, which have interest rates that reset annually based on the final auction of 52-week Treasury bills before each July 1. In addition, at June 30, 2002, there were approximately $22.8 billion of asset-backed securities indexed to LIBOR. In its securitization transactions, the Company retains the majority of this basis risk and manages it within the trusts through its on-balance sheet financing and hedging activities. The effect of this basis risk management is included in the following table as the impact of securitized student loans.

        In the table below the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at June 30, 2002 and is not necessarily reflective of positions that existed throughout the period.

	Interest Rate Sensitivity
	3 months or less	3 months to 6 months	6 months to 1 year	1 to 2 years	2 to 5 years	Over 5 years
Assets
Student loans	$42,388	$210	$759	$—	$—	$—
Warehousing advances/academic facilities financings	381	49	33	102	133	346
Cash and investments	3,290	61	121	18	274	1,288
Other assets	477	66	133	199	545	3,014

Total assets	46,536	386	1,046	319	952	4,648

Liabilities and Stockholders' Equity
Short-term borrowings	20,784	1,772	6,654	—	—	—
Long-term notes	7,791	—	—	7,102	4,973	535
Other liabilities	1,055	—	—	—	—	1,296
Stockholders' equity	—	—	—	—	—	1,925

Total liabilities and stockholders' equity	29,630	1,772	6,654	7,102	4,973	3,756

Off-balance Sheet Financial Instruments
Interest rate swaps	(12,018)	493	5,778	1,315	4,973	(541)

Total off-balance sheet financial instruments	(12,018)	493	5,778	1,315	4,973	(541)

Period gap	$4,888	$(893)	$170	$(5,468)	$952	$351

Cumulative gap	$4,888	$3,995	$4,165	$(1,303)	$(351)	$—

Ratio of interest-sensitive assets to interest-sensitive liabilities	161.2%	18.1%	13.7%	1.7%	8.2%	305.4%

Ratio of cumulative gap to total assets	(9.1)%	(7.4)%	(7.7)%	2.4%	.7%	—%

Interest Rate Sensitivity Analysis

        The effect of short-term movements in interest rates on the Company's results of operations and financial position has been limited through the Company's risk-management activities. The following tables summarize the effect on earnings for the three and six months ended June 30, 2002 and 2001 and the effect on fair values at June 30, 2002 and December 31, 2001, based upon a sensitivity analysis performed by the Company assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remained constant. The Company has chosen to show the effects of a hypothetical increase to interest rates, as an increase gives rise to a larger absolute value change to the financial statements. The effect on earnings was performed on the Company's variable rate assets, liabilities, and hedging instruments while the effect on fair values was performed on the Company's fixed rate assets, liabilities, and hedging instruments.

(Dollars in millions, except per share amounts)

	Three months ended June 30, 2002				Three months ended June 30, 2001
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
	$	%	$	%	$	%	$	%
Effect on Earnings
Pre-tax net income before SFAS 133	$(93)	(25)%	$(155)	(41)%	$(54)	(17)%	$(14)	(4)%
SFAS 133 mark-to-market[1]	269	152	649	366	292	236	653	530

Net income before taxes	$176	90%	$494	252%	$238	54%	$639	145%

Diluted earnings per share	$.722	93%	$2.024	261%	$.928	55%	$2.497	149%

	Six months ended June 30, 2002				Six months ended June 30, 2001
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
	$	%	$	%	$	%	$	%
Effect on Earnings
Pre-tax net income before SFAS 133	$(123)	(17)%	$(126)	(17)%	$(69)	(13)%	$24	4%
SFAS 133 mark-to-market[1]	269	241	649	582	292	569	653	1,276

Net income before taxes	$146	17%	$523	61%	$223	45%	$677	137%

Diluted earnings per share	$1.969	58%	$5.347	157%	$1.746	96%	$4.714	259%

1
Since the change in value of the SFAS 133 mark-to-market is based upon the derivative portfolio as of June 30, 2002, there is no change between the three and six months ended June 30, 2002.

	June 30, 2002				December 31, 2001
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions)
	$	%	$	%	$	%	$	%
Effect on Fair Values
Assets
Student loans	$(404)	(1)%	$(866)	(2)%	$(403)	(1)%	$(845)	(2)%
Other earning assets	(105)	(2)	(285)	(5)	(101)	(1)	(285)	(4)
Non interest earning assets	(214)	(4)	(301)	(6)	(272)	(5)	(408)	(8)

Total assets	$(723)	(1)%	$(1,452)	(3)%	$(776)	(1)%	$(1,538)	(3)%

Liabilities
Interest bearing liabilities	$(193)	—%	$(560)	(1)%	$(187)	—%	$(544)	(1)%
Non interest bearing liabilities	(374)	(16)	(729)	(31)	(394)	(14)	(770)	(27)

Total liabilities	$(567)	(1)%	$(1,289)	(2)%	$(581)	(1)%	$(1,314)	(3)%

        While the Company follows a policy to minimize its sensitivity to changing interest rates by generally funding its floating rate student loan portfolio with floating rate debt, in low interest rate environments, the FFELP student loan portfolio earns interest at a minimum floor rate. As a result, the Company will earn additional income through floor revenues in low interest rate environments. In periods of higher interest rates, the student loan assets will earn at a floating rate, matching the floating rate associated with the debt so that any change in interest rate would have a minimal impact on net income.

        During the three and six months ended June 30, 2002, the Company was in a low interest rate environment where the FFELP student loans were earning at the minimum floor rate, while the funding costs for these loans continued to decrease. The Company chose to lock-in a portion of the income associated with this mismatch through the use of futures and swap contracts. The result of these hedging transactions using futures and swap contracts was to convert a portion of floating rate debt into fixed rate debt, matching the fixed rate nature of the student loans during the low interest rate environment. Therefore, in certain low interest rate environments, the relative spread between the student loan asset rate and the converted fixed rate liability is fixed.

        If interest rates rise dramatically, then rates earned on the student loan asset will reach a point where they will become floating again. For those student loans where the fixed loan rate (in low interest rate environments) was economically hedged by fixed rate funding (through the use of futures and swap contracts), a higher spread will be earned in a high interest rate environment. Under the scenario where interest rates increase 100 basis points, the decrease in pre-tax net income before SFAS 133 reflects lower floor revenues on the unhedged portion of the Company's student loan portfolio. Under the scenario where interest rates increase 300 basis points, the change in pre-tax net income before SFAS 133 is not proportional to the change under the scenario where interest rates increase 100 basis points because of the futures and swap hedges mentioned above. The impact of the dramatic increase in rates on the hedging positions described above resulted in an approximate $24.9 million and $93.2 million increase to earnings in the scenario in which interest rates are increased by 300 basis points for the three and six months ended June 30, 2002, respectively.

Average Terms to Maturity

        The following table reflects the average terms to maturity for the Company's managed earning assets and liabilities at June 30, 2002 (in years):

	On- Balance Sheet	Off- Balance Sheet	Managed
Earning assets
Student loans	7.1	3.8	5.7
Warehousing advances/academic facilities financings	6.1	—	6.1
Cash and investments	4.6	—	4.6

Total earning assets	6.8	3.8	5.6

Borrowings
Short-term borrowings	.4	—	.4
Long-term borrowings	3.2	3.8	3.6

Total borrowings	1.6	3.8	2.4

        In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 4.6 years. As student loans are securitized, the need for long-term on-balance sheet financing will decrease.

Common Stock

        The Company generates excess capital from its business operations. The Company uses this excess capital to pay dividends on its common stock and to repurchase outstanding shares of its common stock. The purpose of the Company's common stock repurchase plans is to return some of this excess capital to its shareholders through the reduction of the Company's outstanding shares, resulting in the remaining shareholders owning a greater percentage of outstanding shares. Due to the highly predictable nature of its cash flow, the Company utilizes equity forward contracts to better manage the cost associated with its share repurchases. The Company enters into equity forward agreements where it contracts to purchase shares from a third party at a future date. At or prior to the maturity date of the agreement, the Company, at its sole option, can purchase the shares from the third party on a physical or net settlement basis.

        For the six months ended June 30, 2002 and 2001, the Company issued a net 2.2 million shares of common stock and treasury stock totaling $96 million and 7.4 million shares totaling $299 million, respectively, from the Company's benefit plans and acquisitions. For the six months ended June 30, 2002 and 2001, the Company repurchased 3.0 million shares of common stock totaling $179 million and 11.0 million shares totaling $526 million, respectively, through its open market purchases and equity forward settlements. The net result was a decrease in outstanding shares to 155 million at June 30, 2002.

        At June 30, 2002, the total common shares that could potentially be acquired over the next three years under outstanding equity forward contracts was 8.2 million shares, and the Company has remaining authority to enter into additional share repurchases and equity forward contracts for 12.3 million shares.

        The following table summarizes the Company's common share repurchase and equity forward activity for the three and six months ended June 30, 2002 and 2001. (Common shares in millions.)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Common shares repurchased:
Open market	—	—	—	2.7
Equity forwards	1.5	5.5	3.0	8.3

Total shares repurchased	1.5	5.5	3.0	11.0

Average purchase price per share	$70.72	$41.04	$58.70	$47.72

Equity forward contracts:
Outstanding at beginning of period	9.7	16.5	11.2	18.2
New contracts	—	2.0	—	3.1
Exercises	(1.5)	(5.5)	(3.0)	(8.3)

Outstanding at end of period	8.2	13.0	8.2	13.0

Board of director authority remaining at end of period	12.3	8.9	12.3	8.9

        As of June 30, 2002, the expiration dates and range of purchase prices for outstanding equity forward contracts are as follows (common shares in millions):

	June 30, 2002
Year of Maturity	Outstanding Contracts	Range of Market Prices
2003	4.2	$63.00 - $80.97
2004	3.5	73.89 - 82.26
2005	.5	86.11

Total	8.2

OTHER RELATED EVENTS AND INFORMATION

Other Developments

        As of July 16, 2002, JPMorgan Chase Bank and the Company agreed to extend their existing loan sales agreement, under which Chase sells substantially all of its education loan assets exclusively to the Company. With this extension, Chase and the Company continue a commitment to provide education financing to eligible students and parents across the nation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        On December 7, 2001, the Company filed a protest with the U.S. Department of Education regarding the Department's issuance of a four-year sole-source extension to its Direct Loan Servicing System ("DLSS") contract with ACS Government Solutions Group, Inc. ("ACS"). The DLSS contract was scheduled to expire no later than September 30, 2003. The Company's petition alleges that the sole-source extension of the contract to September 2007 violates the Competition in Contracting Act of 1984. Management believes that the Department's decision has deprived the Company of a valuable contracting opportunity. When originally awarded in 1993, the contract had a value of approximately $16 million. Subsequently, the Department and ACS agreed to extend the contract term several times such that the contract value had grown to more than $670 million as of December 2000.

        The Company's bid protest sought to compel the Department to rescind the contract extension and to immediately direct ACS to cease performance under the contract extension. After receiving briefs from both parties, the hearing official appointed by the Secretary's office granted the Company's protest and ordered the Department to procure the extension through a competitive process. The hearing official, however, did not preclude a sole-source award to a bidder so long as the Department could "thoroughly justify" such an award.

        Management believes that the Department will not be able to justify a sole-source extension and, accordingly, that the Department will procure the extension through a competitive process. Even if the Department determines that it must competitively bid the DLSS contract, there can be no assurance that the Company would be the successful bidder.

Item 2. Changes in Securities.

        Nothing to report.

Item 3. Defaults Upon Senior Securities.

        Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders.

        At the Company's annual meeting of shareholders held on May 16, 2002, the following proposals were approved by the margins indicated:

1.
To elect 15 directors to serve on the Company's Board of Directors for one-year terms or until their successors are elected and qualified.

	Number of Shares
	Votes For	Votes Withheld
Charles L. Daley	137,463,278	2,180,683
William M. Diefenderfer, III	137,467,272	2,176,689
Thomas J. Fitzpatrick	138,444,997	1,198,964
Edward A. Fox	138,442,463	1,201,498
Diane Suitt Gilleland	138,445,620	1,198,341
Earl A. Goode	138,427,595	1,216,366
Ann Torre Grant	137,466,026	2,177,935
Ronald F. Hunt	138,183,452	1,460,509
Benjamin J. Lambert, III	137,459,165	2,184,796
Albert L. Lord	138,428,691	1,215,270
Barry A. Munitz	138,447,729	1,196,232
A. Alexander Porter, Jr	137,462,612	2,181,349
Wolfgang Schoellkopf	138,458,936	1,185,025
Steven L. Shapiro	138,451,821	1,192,140
Barry L. Williams	137,436,556	2,207,405
2.
To reapprove the Company's Management Incentive Plan (the "Management Incentive Plan") and to amend the Management Incentive Plan to increase the number of shares authorized under the Management Incentive Plan.

Number of Shares
Votes For	Votes Against
119,132,736	19,806,858
3.
To ratify the appointment of Arthur Andersen LLP as independent auditors for 2002.

Number of Shares
Votes For	Votes Against
130,422,452	8,215,815

Item 5. Other Information.

        Nothing to report.

Item 6. Exhibits and Reports on Form 8-K.

  (b)
  Reports on Form 8-K.

        The Company filed one Current Report on Form 8-K during the quarter ended June 30, 2002 or thereafter. It was filed on May 9, 2002 in connection with retaining PricewaterhouseCoopers LLP as its independent accountants. PricewaterhouseCoopers LLP replaces Arthur Andersen LLP.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)
By:	/s/ JOHN F. REMONDI John F. Remondi Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)
Date: August 14, 2002