Form 10-Q
period 2002-09-30
SLM CORP
filed 2002-11-14
CIK 1032033

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002 or
or
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2002
Common Stock, $.20 par value	153,538,970 shares

SLM CORPORATION

FORM 10-Q

INDEX

September 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SLM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in thousands, except per share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Student loans, net	$44,465,716	$41,000,870
Warehousing advances/academic facilities financings:
Bonds—available-for-sale	324,437	396,895
Loans	752,251	1,371,252

Total warehousing advances/academic facilities financings	1,076,688	1,768,147
Investments:
Trading	176	791
Available-for-sale	4,048,984	4,053,719
Held-to-maturity	983,034	1,017,642

Total investments	5,032,194	5,072,152
Cash and cash equivalents	533,669	715,001
Residual interest in securitized receivables	1,785,311	1,859,450
Other assets	2,631,081	2,458,339

Total assets	$55,524,659	$52,873,959

Liabilities
Short-term borrowings	$28,662,628	$31,064,821
Long-term notes	22,158,235	17,285,350
Other liabilities	2,879,430	2,851,326

Total liabilities	53,700,293	51,201,497

Commitments and contingencies
Stockholders' equity
Preferred stock, Series A, par value $.20 per share, 20,000 shares authorized: 3,300 and 3,300 shares, respectively, issued at stated value of $50 per share	165,000	165,000
Common stock, par value $.20 per share, 375,000 shares authorized: 206,375 and 202,736 shares issued, respectively	41,275	40,547
Additional paid-in capital	1,023,725	805,804
Accumulated other comprehensive income (net of tax of $326,759 and $360,876, respectively)	606,838	670,199
Retained earnings	2,452,857	2,068,490

Stockholders' equity before treasury stock	4,289,695	3,750,040
Common stock held in treasury at cost: 52,836 and 47,241 shares, respectively	2,465,329	2,077,578

Total stockholders' equity	1,824,366	1,672,462

Total liabilities and stockholders' equity	$55,524,659	$52,873,959

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Interest income:
Student loans	$504,455	$591,721	$1,573,096	$1,979,264
Warehousing advances/academic facilities financings:
Taxable	10,219	18,384	34,626	59,644
Tax-exempt	3,853	5,244	13,113	17,157

Total warehousing advances/academic facilities financings	14,072	23,628	47,739	76,801
Investments	36,401	83,942	131,026	312,747

Total interest income	554,928	699,291	1,751,861	2,368,812
Interest expense:
Short-term debt	145,045	330,348	480,059	1,285,100
Long-term debt	155,570	171,324	448,186	478,882

Total interest expense	300,615	501,672	928,245	1,763,982

Net interest income	254,313	197,619	823,616	604,830
Less: provision for losses	34,771	15,299	82,558	42,169

Net interest income after provision for losses	219,542	182,320	741,058	562,661

Other income:
Gains on student loan securitizations	17,819	27,143	75,838	54,921
Servicing and securitization revenue	121,184	118,940	495,923	432,683
Losses on sales of securities, net	(62,854)	(24,788)	(188,462)	(103,707)
Derivative market value adjustment	(365,916)	(552,832)	(254,519)	(604,112)
Guarantor servicing and collection fees	84,971	75,732	242,868	189,265
Other	53,844	68,070	140,793	193,913

Total other income (loss)	(150,952)	(287,735)	512,441	162,963

Operating expenses:
Salaries and benefits	96,328	88,435	280,048	265,740
Other	77,981	95,678	229,004	256,013

Total operating expenses	174,309	184,113	509,052	521,753

Income (loss) before income tax (benefit) and minority interest in net earnings of subsidiary	(105,719)	(289,528)	744,447	203,871

Income tax (benefit):
Current	77,437	111,882	440,443	371,087
Deferred	(120,777)	(210,538)	(181,962)	(293,287)

Total income tax (benefit)	(43,340)	(98,656)	258,481	77,800
Minority interest in net earnings of subsidiary	—	2,673	—	8,020

Net income (loss)	(62,379)	(193,545)	485,966	118,051
Preferred stock dividends	2,875	2,875	8,625	8,625

Net income (loss) attributable to common stock	$(65,254)	$(196,420)	$477,341	$109,426

Basic earnings (loss) per share	$(.42)	$(1.25)	$3.09	$.68

Average common shares outstanding	153,720	157,074	154,543	160,255

Diluted earnings (loss) per share	$(.42)	$(1.25)	$3.01	$.66

Average common and common equivalent shares outstanding	153,720	157,074	158,544	166,114

See accompanying notes to consolidated financial statements

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share and per share amounts)

(Unaudited)

		Common Stock Shares
	Preferred Stock Shares				Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity
		Issued	Treasury	Outstanding
Balance at June 30, 2001	3,300,000	198,922,031	(38,398,042)	160,523,989	$165,000	$39,784	$549,070	$485,100	$2,060,176	$(1,707,081)	$1,592,049
Comprehensive income:
Net income (loss)									(193,545)		(193,545)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								268,758			268,758
Change in unrealized gains (losses) on derivatives, net of tax								(47,830)			(47,830)

Comprehensive income											27,383
Cash dividends:
Common stock ($.18 per share)									(27,392)		(27,392)
Preferred stock ($.87 per share)									(2,875)		(2,875)
Issuance of common shares		3,243,115		3,243,115		649	141,695				142,344
Tax benefit related to employee stock option and purchase plan							94,654				94,654
Premiums on equity forward purchase contracts							(16,059)				(16,059)
Repurchase of common shares:
Equity forward repurchases			(6,616,000)	(6,616,000)						(254,802)	(254,802)
Benefit plans			(380,949)	(380,949)						(29,676)	(29,676)

Balance at September 30, 2001	3,300,000	202,165,146	(45,394,991)	156,770,155	$165,000	$40,433	$769,360	$706,028	$1,836,364	$(1,991,559)	$1,525,626

Balance at June 30, 2002	3,300,000	205,515,409	(50,847,945)	154,667,464	$165,000	$41,103	$974,312	$505,635	$2,548,861	$(2,310,216)	$1,924,695
Comprehensive income:
Net income (loss)									(62,379)		(62,379)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								140,016			140,016
Change in unrealized gains (losses) on derivatives, net of tax								(38,813)			(38,813)

Comprehensive income											38,824
Cash dividends:
Common stock ($.20 per share)									(30,750)		(30,750)
Preferred stock ($.87 per share)									(2,875)		(2,875)
Issuance of common shares		859,434	50,496	909,930		172	44,281			4,628	49,081
Tax benefit related to employee stock option and purchase plan							12,294				12,294
Premiums on equity forward purchase contracts							(7,162)				(7,162)
Repurchase of common shares:
Open market repurchases			(25,000)	(25,000)						(2,274)	(2,274)
Equity forward repurchases			(1,850,000)	(1,850,000)						(142,738)	(142,738)
Benefit plans			(163,424)	(163,424)						(14,729)	(14,729)

Balance at September 30, 2002	3,300,000	206,374,843	(52,835,873)	153,538,970	$165,000	$41,275	$1,023,725	$606,838	$2,452,857	$(2,465,329)	$1,824,366

See accompanying notes to consolidated financial statements.

		Common Stock Shares
	Preferred Stock Shares				Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders' Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2000	3,300,000	190,851,936	(26,707,091)	164,144,845	$165,000	$38,170	$225,211	$311,301	$1,810,902	$(1,135,248)	$1,415,336
Comprehensive income:
Net income									118,051		118,051
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								464,008			464,008
Change in unrealized gains (losses) on derivatives, net of tax								(69,281)			(69,281)

Comprehensive income											512,778
Cash dividends:
Common stock ($.54 per share)									(83,964)		(83,964)
Preferred stock ($2.61 per share)									(8,625)		(8,625)
Issuance of common shares		11,313,210	192,422	11,505,632		2,263	484,929			12,126	499,318
Tax benefit related to employee stock option and purchase plan							94,654				94,654
Premiums on equity forward purchase contracts							(35,434)				(35,434)
Repurchase of common shares:
Open market repurchases			(2,715,000)	(2,715,000)						(193,171)	(193,171)
Equity forward repurchases			(14,913,575)	(14,913,575)						(587,186)	(587,186)
Benefit plans			(1,251,747)	(1,251,747)						(88,080)	(88,080)

Balance at September 30, 2001	3,300,000	202,165,146	(45,394,991)	156,770,155	$165,000	$40,433	$769,360	$706,028	$1,836,364	$(1,991,559)	$1,525,626

Balance at December 31, 2001	3,300,000	202,736,386	(47,240,838)	155,495,548	$165,000	$40,547	$805,804	$670,199	$2,068,490	$(2,077,578)	$1,672,462
Comprehensive income:
Net income									485,966		485,966
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(24,675)			(24,675)
Change in unrealized gains (losses) on derivatives, net of tax								(38,686)			(38,686)

Comprehensive income											422,605
Cash dividends:
Common stock ($.61 per share)									(92,974)		(92,974)
Preferred stock ($2.61 per share)									(8,625)		(8,625)
Issuance of common shares		3,638,457	280,676	3,919,133		728	192,909			23,982	217,619
Tax benefit related to employee stock option and purchase plan							50,858				50,858
Premiums on equity forward purchase contracts							(25,846)				(25,846)
Repurchase of common shares:
Open market repurchases			(25,000)	(25,000)						(2,274)	(2,274)
Equity forward repurchases			(4,900,000)	(4,900,000)						(321,766)	(321,766)
Benefit plans			(950,711)	(950,711)						(87,693)	(87,693)

Balance at September 30, 2002	3,300,000	206,374,843	(52,835,873)	153,538,970	$165,000	$41,275	$1,023,725	$606,838	$2,452,857	$(2,465,329)	$1,824,366

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2002	2001
Operating activities
Net income	$485,966	$118,051
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on student loan securitizations	(75,838)	(54,921)
Losses on sales of securities, net	188,462	103,707
Derivative market value adjustment	254,519	604,112
Provision for losses	82,558	42,169
Increase in accrued interest receivable	(105,227)	(145,613)
Decrease in accrued interest payable	(10,096)	(67,829)
Increase in other assets and residual interest in securitized receivables, net	(257,906)	(341,208)
(Decrease)/increase in other liabilities	(320,041)	228,958

Total adjustments	(243,569)	369,375

Net cash provided by operating activities	242,397	487,426

Investing activities
Student loans acquired	(12,482,383)	(10,731,679)
Reduction of student loans:
Installment payments	510,680	2,292,611
Claims and resales	499,637	440,793
Proceeds from securitization of student loans	7,967,914	4,970,633
Proceeds from sales of student loans	54,754	50,417
Warehousing advances/academic facilities financings made	(427,248)	(849,509)
Warehousing advance/academic facilities financings repayments	1,122,181	957,364
Investments purchased	(30,217,854)	(38,951,861)
Proceeds from sale or maturity of investments	30,244,474	39,021,781
Purchase of subsidiaries, net of cash acquired	(46,392)	—

Net cash used in investing activities	(2,774,237)	(2,799,450)

Financing activities
Short-term borrowings issued	502,008,756	648,502,997
Short-term borrowings repaid	(499,811,442)	(652,914,671)
Long-term notes issued	16,689,747	16,352,564
Long-term notes repaid	(16,265,852)	(7,887,836)
Common stock issued	268,477	593,972
Premiums on equity forward contracts	(25,846)	(35,434)
Common stock repurchased	(411,733)	(868,437)
Common dividends paid	(92,974)	(83,964)
Preferred dividends paid	(8,625)	(8,625)

Net cash provided by financing activities	2,350,508	3,650,566

Net (decrease) increase in cash and cash equivalents	(181,332)	1,338,542
Cash and cash equivalents at beginning of period	715,001	734,468

Cash and cash equivalents at end of period	$533,669	$2,073,010

Cash disbursements made for:
Interest	$1,253,775	$1,693,011

Income taxes	$509,500	$166,400

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2002 and for the three and nine months ended
September 30, 2002 and 2001 is unaudited)

(Dollars in thousands, except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited consolidated financial statements of SLM Corporation (the "Company"), formerly USA Education, Inc., have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2002 may not necessarily be indicative of the results for the year ending December 31, 2002. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 2001 Annual Report on Form 10-K.

2. New Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for costs associated with exit or disposal activities is recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS 146 will materially affect the Company's financial statements.

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends FASB Statement No. 13, "Accounting for Leases" to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of FASB No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to FASB No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. The Company does not expect to have any material changes to its financial statements as a result of SFAS 145.

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

        The following table presents the impact of goodwill amortization to the three and nine months ended September 30, 2001 net income (loss) attributable to common stock and earnings (loss) per common share (EPS) (dollars in thousands, except per share amounts).

	Three months ended September 30, 2001			Nine months ended September 30, 2001
	Net income (loss) attributable to common stock	Basic EPS	Diluted EPS	Net income (loss) attributable to common stock	Basic EPS	Diluted EPS
Reported net income (loss)	$(196,420)	$(1.25)	$(1.25)	$109,426	$.68	$.66
Add back: Goodwill (including assembled workforce and trademarks) amortization (after-tax)	8,058.05		.05	23,702.15		.14

Adjusted net income (loss)	$(188,362)	$(1.20)	$(1.20)	$133,128	$.83	$.80

3. Allowance for Student Loan Losses

        The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. The Company separately evaluates the adequacy of the provision for losses on its federally insured portfolio of student loans and its private credit portfolio. The loan loss reserve attributable to federally insured loans consists of two components: a reserve for the two percent of the outstanding principal and interest that is not insured by the federal government ("risk-sharing reserve") and a reserve for rejected guarantor claims losses ("rejected claims reserve"), mainly caused by servicing defects. The risk-sharing reserve is an estimate based on the amount of loans subject to risk-sharing and on the historical experience of losses. The rejected claims reserve is based on an analysis of the historic level of rejected claims and subsequent cures. Since Federal Family Education Loan Program ("FFELP") loans are guaranteed as to both principal and interest, they continue to accrue interest until such time that they are paid by the guarantor. Once a student loan is rejected for claim payment, the Company's policy is to continue to pursue the recovery of principal and interest, either by curing the reject or collecting from the borrower. The Company attempts to cure the reject by engaging in extensive collection efforts including repeated and methodical mail and phone contact with borrowers and co-borrowers. The Company has a history of successfully curing rejected claims within two years; it is therefore the Company's policy to charge off a rejected claim once it has aged to two years.

        When determining the allowance for loan losses of the private credit portfolio of student loans, the Company primarily considers recent trends in delinquencies, charge-offs and recoveries, historical trends in loan volume by program, economic conditions and credit and underwriting policies. A large percentage of the Company's private credit loans have not matured to a point at which predictable loan loss patterns have developed. The Company utilizes historical data combined with industry-based loss data by delinquency status (current, greater than 30 days, greater than 60 days, etc.) to establish its reserve amount. The Company uses this information to estimate the likelihood of loss on loans with similar characteristics, such as the tendency for a borrower who is greater than 60 days delinquent to default. For those private credit products guaranteed by the Company's HEMAR Insurance Corporation of America ("HICA") subsidiary, loans are charged off when HICA pays the claim, which occurs on or after the 270th day of delinquency. Additionally, SLM Financial charges off loans once they are greater than 210 days delinquent. This policy is consistent with the history experienced to date and is periodically reconsidered by management as trends develop. Loans continue to accrue interest until they are charged off and removed from the active portfolio.

        Accordingly, the evaluation of the provision for loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. Management believes that the provision for loan losses is adequate to cover probable losses in the student loan portfolio.

        The following table shows the loan delinquency trends as of September 30, 2002 and 2001, presented on the Company's private credit student loan portfolio.

	September 30, 2002		September 30, 2001
	$	%	$	%
(Dollars in millions)
Loans in school/deferment	$2,315		$1,428
Loans in repayment
Loans current	2,705	82%	2,025	80%
Loans in forbearance	364	11	242	10
Loans delinquent 30-59 days	107	3	112	4
Loans delinquent 60-89 days	55	2	56	2
Loans delinquent greater than 90 days	86	2	92	4

Total loans in repayment	3,317	100%	2,527	100%

Total private credit student loans, net	$5,632		$3,955

        The following table summarizes changes in the allowance for student loan losses for the three and nine months ended September 30, 2002 and 2001.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Balance at beginning of period	$229,850	$235,411	$265,140	$227,406
Additions
Provisions for student loan losses	33,483	24,682	79,612	50,691
Recoveries	5,955	2,830	9,101	6,877
Deductions
Reductions for student loans sales and securitizations	(3,019)	(3,188)	(8,211)	(12,023)
Charge-offs	(34,215)	(16,309)	(66,596)	(41,347)
Other	113	4,422	(46,879)	16,244

Balance at end of period	$232,167	$247,848	$232,167	$247,848

        The Company receives certain fees related to originated loans at both origination and the commencement of repayment. These origination fees are charged to cover, in part, anticipated loan losses. Such fees are deferred and recognized into income as a component of interest over the average life of the related pool of loans. Prior to the second quarter of 2002, the Company reflected the unamortized balance as a component of the allowance for loan losses. During the current quarter, the Company recorded $9 million to deferred origination fee revenue, net of amortization. The unamortized balance of deferred origination fee revenue at September 30, 2002 was $81 million.

4. Student Loan Securitization

        The Company's retained interest in the securitization receivables consists of a residual interest and, in some cases, a cash reserve account. The retained interest was $1.8 billion and $1.9 billion, at September 30, 2002 and December 31, 2001, respectively. The retained interest asset is treated as an available-for-sale security and is marked-to-market through other comprehensive income. To calculate the gain or loss on the sale of the receivables, the Company allocates the carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair values at the date of transfer. The gain is then the difference between the fair value of the assets securitized and their carrying value after the allocation. Since quoted market prices are generally not available for retained interests, the Company estimates fair value, both initially and on a quarterly basis, based on the present value of future expected cash flows of the assets securitized using management's best estimates of the key assumptions—credit losses, prepayment speeds and discount rates commensurate with the risks involved.

        For the three months ended September 30, 2002, the Company sold $2.8 billion of student loans in two securitization transactions and recorded pre-tax securitization gains of $18 million or 0.63 percent of the portfolios securitized. In the third quarter of 2001, the Company sold $1.5 billion of student loans in one securitization transaction and recorded a pre-tax securitization gain of $27 million or 1.74 percent of the portfolios securitized. For the nine months ended September 30, 2002, the Company sold $7.8 billion of student loans in five securitization transactions and securitized $30 million through the recycling provisions of prior securitizations, and recorded pre-tax securitization gains of $76 million or 0.96 percent of the portfolios securitized. In the nine months ended September 30, 2001, the Company sold $4.9 billion of student loans in three securitization transactions and recorded pre-tax securitization gains of $55 million or 1.12 percent of the portfolios securitized. At September 30, 2002 and December 31, 2001, securitized student loans outstanding totaled $32.6 billion and $30.7 billion, respectively.

        The Company's wholly owned subsidiary, Sallie Mae Servicing L.P., services the loans and earns annual servicing fees from the trusts of 0.9 percent on the outstanding balance of student loans other than consolidation loans and 0.5 percent on the outstanding balance of consolidation loans in the securitization trusts. In addition to the servicing fees, the Company also receives rights to the residual cash flows from the receivables arising after the investors in the trust have received their contractual return. Trust investors and the securitization trusts have no recourse to the Company's other assets. The Company's retained interests are subordinate to investors' interests, and their value is subject to credit, prepayment, and interest rate risks.

        Key economic assumptions used in measuring the fair value of the retained interests at the date of securitization resulting from the student loan securitization transactions completed during the three and nine months ended September 30, 2002 (weighted based on principal amounts securitized) were as follows:

	Three months ended September 30, 2002	Nine months ended September 30, 2002
Weighted-average life	4.6 years	4.8 years
Expected credit losses	.6%	.6%
Residual cash flows discounted at	12%	12%

        Because of the historically low interest rate environment, the Company has experienced an increase in loan consolidation activity, which could affect the prepayment rate within its securitization trusts. In situations where the Company consolidates a securitized loan, the loan is treated as a prepayment and removed from the securitization trust and recorded as an on-balance sheet asset. As a result, in the second quarter of 2002, the Company made a change in the estimated constant prepayment rate ("CPR") used to calculate the residual interest mark-to-market and the securitization gain on new transactions from 7 percent to 9 percent per annum. While the Company cannot be assured that higher levels of consolidation activity will continue, management believes that it is probable and therefore has deemed certain trusts to have a reduction from their original values. As a result, in the second quarter of 2002, the Company recorded a $38 million other than temporary impairment, which was recognized through securitization revenue and a $34 million after-tax unrealized loss, which was recorded in other comprehensive income as a component of equity. This loss reduced unrealized gains previously recorded on the assets. The change in CPR assumption also impacted the gain on the loan portfolio securitized during the third quarter relative to previous transactions.

        The estimate of expected credit losses resulting from loans securitized is dependent on the portfolio's expected rate of defaulted loans and the level of insurance guarantee which ranges from 98 percent to 100 percent of the unpaid principal and interest accrued on the defaulted loan. The expected credit loss percentage is equal to the expected dollar amount of credit losses divided by the portfolio's principal balance.

        The following table summarizes the cash flows received from new securitization trusts entered into during the three and nine months ended September 30, 2002.

	Three months ended September 30, 2002	Nine months ended September 30, 2002
Proceeds from new securitizations	$2,858,109	$7,937,790
Cash flows received on interest-only strips	—	—
Servicing fees paid	1,978	19,145

5. Common Stock

        Basic earnings (loss) per common share ("Basic EPS") are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per common share ("Diluted EPS") reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, warrants, and deferred compensation, determined by the treasury stock method, and equity forwards, determined by the reverse treasury stock method, as follows:

	Net Income (Loss) Attributable to Common Stock	Average Shares	Earnings (loss) per share
	(thousands)	(thousands)
Three months ended September 30, 2002
Basic EPS	$(65,254)	153,720	$(.42)
Dilutive effect of stock options, warrants, equity forwards and deferred compensation	—	—	—

Diluted EPS	$(65,254)	153,720	$(.42)

Three months ended September 30, 2001
Basic EPS	$(196,420)	157,074	$(1.25)
Dilutive effect of stock options, warrants and equity forwards	—	—	—

Diluted EPS	$(196,420)	157,074	$(1.25)

	Net Income (Loss) Attributable to Common Stock	Average Shares	Earnings (loss) per share
	(thousands)	(thousands)
Nine months ended September 30, 2002
Basic EPS	$477,341	154,543	$3.09
Dilutive effect of stock options, warrants, equity forwards and deferred compensation	—	4,001	(.08)

Diluted EPS	$477,341	158,544	$3.01

Nine months ended September 30, 2001
Basic EPS	$109,426	160,255	$.68
Dilutive effect of stock options, warrants, and equity forwards	—	5,859	(.02)

Diluted EPS	$109,426	166,114	$.66

        The anti-dilutive effect of stock options, warrants and equity forwards for the three months ended September 30, 2002 and 2001, is 3.6 million and 5.0 million average shares, respectively.

        The Company enters into equity forward agreements under which it contracts to purchase shares of its common stock from a third party at a future date. At or prior to the maturity date of the agreement, the Company, at its sole option, can purchase the shares from the third party either by issuing its own shares or by paying the net amount due under the contract. The Company accounts for these contracts in accordance with the Emerging Issues Task Force Issue 00-7, and initially measures these contracts at fair value and reports them in permanent equity. At September 30, 2002, the total common shares that could potentially be acquired over the next three years under outstanding equity forward contracts was 8.9 million shares at an average price of $79.48 per share.

6. Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

        The following tables summarize the fair and notional value of all derivative instruments at September 30, 2002 and December 31, 2001, and their impact on other comprehensive income and earnings for the three and nine months ended September 30, 2002 and 2001.

	Cash Flow		Fair Value		Trading
	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001	September 30, 2002	December 31, 2001
(Dollars in millions)
Fair Values
Interest rate swaps	$—	$—	$10	$(18)	$(112)	$(128)
Floor/Cap contracts	—	—	—	—	(1,135)	(745)
Futures	(67)	(40)	—	—	(91)	(61)
(Dollars in billions)
Notional Values
Interest rate swaps	$—	$—	$14.7	$8.1	$46.6	$48.3
Floor/Cap contracts	—	—	—	—	19.0	20.7
Futures	10.9	25.0	—	—	19.4	36.0

	Three months ended September 30,
	Cash Flow		Fair Value			Trading
	2002	2001	2002		2001	2002	2001
(Dollars in millions)
Changes to other comprehensive income, net of tax
Other comprehensive income, net	$(39)	$(48)	$—		$—	$—	$—

Earnings Summary
Recognition of closed futures contracts' gains/losses into interest expense[1]	$(5)	$(2)	$—		$—	$—	$—
Recognition of closed futures contracts' gains/losses into gains/losses on sales of securities, net[2]	(3)	(3)	—		—	(45)	(22)
Amortization of transition adjustment[3]	—	—	—		—	—	13
Mark-to-market earnings[4]	(2)[5]	—	3	[5]	(31)[5]	(367)	(522)

Total earnings impact	$(10)	$(5)	$3		$(31)	$(412)	$(531)

	Nine months ended September 30,
	Cash Flow		Fair Value			Trading
	2002	2001	2002		2001	2002	2001
(Dollars in millions)
Changes to other comprehensive income, net of tax
Other comprehensive income, net	$(40)	$(31)	$—		$—	$1 [6]	$(38)[6]

Earnings Summary
Recognition of closed futures contracts' gains/losses into interest expense[1]	$(10)	$(10)	$—		$—	$—	$—
Recognition of closed futures contracts' gains/losses into gains/losses on sales of securities, net[2]	(47)	(63)	—		—	(133)	(29)
Amortization of transition adjustment[3]	—	—	—		—	(1)	38
Mark-to-market earnings[4]	(2)[5]	1 [5]	8	[5]	(56)[5]	(261)	(549)

Total earnings impact	$(59)	$(72)	$8		$(56)	$(395)	$(540)

1
For hedges where the stated transaction occurs.

2
For discontinued hedges and closed futures contracts classified as "trading."

3
Reported as a component of other operating income in the Consolidated Statements of Income.

4
Reported as derivative market value adjustment in the Consolidated Statements of Income.

5
The mark-to-market earnings for fair value and cash flow hedges represent amounts related to ineffectiveness.

6
Represents transition adjustment and related amortization out of other comprehensive income, net.

        The following table shows the components of the change in accumulated other comprehensive income, net of tax, for derivatives.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
(Dollars in millions)
Accumulated Other Comprehensive Income, Net
Balance at beginning of period	$(50)	$(21)	$(50)	$—
Change in unrealized gains (losses) on derivatives, net:
Transition adjustment	—	—	—	(39)
Additions due to changes in fair value of cash flow hedges	(45)	(52)	(78)	(78)
Hedge ineffectiveness reclassed to earnings	1	—	1	(1)
Amortizations[1]	2	2	6	8
Discontinued hedges	3	2	32	41

Total change in unrealized gains (losses) on derivatives, net	(39)	(48)	(39)	(69)

Balance at end of period	$(89)	$(69)	$(89)	$(69)

1
The Company expects to amortize $13 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to futures contracts closed as of September 30, 2002. In addition, the Company expects to amortize into earnings portions of the accumulated deferred net losses related to open futures contracts during the next 12 months based on the anticipated issuance of debt.

        The tables below reconcile the mark-to-market earnings to the change in fair values for the three and nine months ended September 30, 2002 and 2001.

	Three months ended September 30,
	Cash Flow			Fair Value		Trading
	2002		2001	2002	2001	2002	2001
(Dollars in millions)
Change in value of hedged item	$—		$—	$(16)	$(37)	$—	$—
Change in value of derivatives	(2)	[1]	—	19	6	(509)	(583)
Premiums received from caps/floors	—		—	—	—	142	61
Extinguishment of floor contracts	—		—	—	—	—	—

Total mark-to-market earnings	$(2)		$—	$3	$(31)	$(367)	$(522)

	Nine months ended September 30,
	Cash Flow				Fair Value		Trading
	2002		2001		2002	2001	2002	2001
(Dollars in millions)
Change in value of hedged item	$—		$—		$(20)	$(64)	$—	$—
Change in value of derivatives	(2)	[1]	1	[1]	28	8	(404)	(729)
Premiums received from caps/floors	—		—		—	—	143	227
Extinguishment of floor contracts	—		—		—	—	—	(47)

Total mark-to-market earnings	$(2)		$1		$8	$(56)	$(261)	$(549)

1
Amounts represent the ineffectiveness of cash flow hedges reclassed from other comprehensive income to pre-tax earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and nine months ended September 30, 2002 and 2001
(Dollars in millions, except per share amounts)

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

        The Company is the largest private source of funding, delivery and servicing support for education loans in the United States, primarily through its participation in the Federal Family Education Loan Program ("FFELP"). The Company's products and services include student loan purchases and commitments to purchase student loans, student loan servicing and collections, as well as operational support to originators of student loans and to post-secondary education institutions, guarantors and other education-related financial services. The Company also originates, purchases, holds and services private credit loans.

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

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
	2002	2001	$	%	2002	2001	$	%
Net interest income	$254	$198	$56	29%	$824	$605	$219	36%
Less: provision for losses	34	15	19	127	83	42	41	96

Net interest income after provision for losses	220	183	37	20	741	563	178	32
Gains on student loan securitizations	18	27	(9)	(34)	76	55	21	38
Servicing and securitization revenue	121	119	2	2	496	433	63	15
Losses on sales of securities, net	(63)	(25)	(38)	154	(189)	(104)	(85)	82
Derivative market value adjustment	(366)	(553)	187	(34)	(255)	(604)	349	(58)
Guarantor servicing and collection fees	85	75	10	12	243	188	55	28
Other income	54	68	(14)	(21)	141	195	(54)	(27)
Operating expenses	174	184	(10)	(5)	509	522	(13)	(2)
Income taxes (benefit)	(43)	(99)	56	(56)	258	78	180	232
Minority interest in net earnings of subsidiary	—	3	(3)	(100)	—	8	(8)	(100)

Net income (loss)	$(62)	$(194)	$132	(68)%	$486	$118	$368	312%
Preferred dividends	3	3	—	—	9	9	—	—

Net income (loss) attributable to common stock	$(65)	$(197)	$132	(67)%	$477	$109	$368	336%

Basic earnings (loss) per share	$(.42)	$(1.25)	$.83	(67)%	$3.09	$.68	$2.41	352%

Diluted earnings (loss) per share	$(.42)	$(1.25)	$.83	(67)%	$3.01	$.66	$2.35	356%

Dividends per common share	$.20	$.18	$.02	14%	$.61	$.54	$.07	13%

Condensed Balance Sheets

			Increase (decrease)
	September 30, 2002	December 31, 2001
			$	%
Assets
Student loans	$44,466	$41,001	$3,465	8%
Warehousing advances/academic facilities financings	1,077	1,768	(691)	(39)
Cash and investments	5,566	5,787	(221)	(4)
Other assets	4,416	4,318	98	2

Total assets	$55,525	$52,874	$2,651	5%

Liabilities and Stockholders' Equity
Short-term borrowings	$28,663	$31,065	$(2,402)	(8)%
Long-term notes	22,158	17,285	4,873	28
Other liabilities	2,879	2,852	27	1

Total liabilities	53,700	51,202	2,498	5

Stockholders' equity before treasury stock	4,290	3,750	540	14
Common stock held in treasury at cost	2,465	2,078	387	19

Total stockholders' equity	1,825	1,672	153	9

Total liabilities and stockholders' equity	$55,525	$52,874	$2,651	5%

RESULTS OF OPERATIONS

EARNINGS SUMMARY

        For the three months ended September 30, 2002, the Company had a net loss of $(62) million ($(.42) diluted earnings per share), versus a net loss of $(194) million ($(1.25) diluted earnings per share) in the third quarter of 2001. The net losses in the third quarter of 2002 and the year-ago quarter were principally due to the net impact of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which resulted in a net after-tax mark-to-market loss of $238 million in the third quarter of 2002, compared to a net after-tax mark-to-market loss of $359 million in the third quarter of 2001. Exclusive of the SFAS 133 mark-to-market losses, the Company's net income increased by $10 million for the three months ended September 30, 2002 versus 2001. This was mainly due to the $24 million after-tax increase in net interest income after provision for losses, a reduction in operating expenses and an increase in guarantor servicing and collection fees partially offset by an increase in losses on sales of securities by $24 million.

        For the nine months ended September 30, 2002, the Company's net income was $486 million ($3.01 diluted earnings per share), versus net income of $118 million ($.66 diluted earnings per share) for the nine months ended September 30, 2001. The increase in year-to-date 2002 net income versus year-to-date 2001 net income was mainly attributable to an increase in after-tax floor revenue from its on-balance sheet student loans of $90 million and to the net impact of SFAS 133, which resulted in a net after-tax mark-to-market loss of $165 million in the nine months ended September 30, 2002, compared to a net after-tax mark-to-market loss of $393 million in the nine months ended September 30, 2001. The increase in net income was also due to an increase in after-tax servicing and securitization revenue of $41 million, an increase in after-tax securitization gains of $14 million, and an after-tax increase in guarantor servicing and collection fees of $35 million, primarily attributable to the acquisitions of two collection fee companies. These year-to-date 2002 increases to net income were partially offset by additional after-tax losses on sales of securities of $55 million over the year-ago period.

        During the third quarter of 2002, the Company securitized $2.8 billion of student loans in two transactions and recorded after-tax securitization gains of $12 million. In comparison, during the third quarter of 2001, the Company securitized $1.5 billion of student loans in one transaction and recorded an after-tax securitization gain of $18 million. For the nine months ended September 30, 2002, the Company securitized $7.8 billion in five separate transactions and recorded after-tax securitization gains of $49 million. For the nine months ended September 30, 2001, the Company securitized $4.9 billion in three separate transactions and recorded after-tax securitization gains of $36 million.

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

        Taxable equivalent net interest income for the three months ended September 30, 2002 versus the three months ended September 30, 2001 increased by $59 million while the net interest margin increased by 46 basis points. The increase in taxable equivalent net interest income for the three months ended September 30, 2002 is principally due to the lower interest rate environment which led to an increase of $20 million in floor revenue (see "Student Loan Spread Analysis") to $40 million for the three months ended September 30, 2002. The increase in taxable equivalent net interest income is also due to the $3.7 billion increase in the average balance of student loans over the year-ago quarter.

The increase in the net interest margin for the third quarter of 2002 versus the third quarter of 2001 is principally due to an increase in floor revenue and the six percent increase in the average balance of higher yielding student loans as a percentage of total average earning assets, partially offset by a lower return on the investment portfolio. The decrease in net interest income related to volume is due to the refinancing of lower cost short-term debt with longer-term debt.

        Taxable equivalent net interest income for the nine months ended September 30, 2002 versus the nine months ended September 30, 2001 increased by $225 million while the net interest margin increased by 60 basis points. The increase in taxable equivalent net interest income for the nine months ended September 30, 2002 versus the year-ago period is principally due to an increase of $139 million in floor revenue to $197 million for the nine months ended September 30, 2002 and to the $3.3 billion increase in the average balance of student loans. The 60 basis point increase in net interest margin for the nine months ended September 30, 2002 versus 2001 is due to the increase in floor revenue, and to the six percent increase in the average balance of higher yielding student loans as a percentage of total average earning assets.

Taxable Equivalent Net Interest Income

        The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal corporate tax rate of 35 percent.

	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
	2002	2001	$	%	2002	2001	$	%
Interest income
Student loans	$505	$592	$(87)	(15)%	$1,573	$1,979	$(406)	(21)%
Warehousing advances/ academic facilities financings	14	23	(9)	(40)	48	77	(29)	(38)
Investments	36	84	(48)	(57)	131	313	(182)	(58)
Taxable equivalent adjustment	7	5	2	52	17	11	6	47

Total taxable equivalent interest income	562	704	(142)	(20)	1,769	2,380	(611)	(26)
Interest expense	301	502	(201)	(40)	928	1,764	(836)	(47)

Taxable equivalent net interest income	$261	$202	$59	29%	$841	$616	$225	36%

Average Balance Sheets

        The following table reflects the rates earned on interest earning assets and paid on interest bearing liabilities for the three and nine months ended September 30, 2002 and 2001.

	Three months ended September 30,				Nine months ended September 30,
	2002		2001		2002		2001
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Student loans	$43,862	4.56%	$40,180	5.84%	$42,835	4.91%	$39,526	6.69%
Warehousing advances/academic facilities financings	1,044	6.13	1,721	6.10	1,294	5.66	1,773	6.49
Investments	4,458	3.73	6,818	5.01	5,053	3.73	7,359	5.73

Total interest earning assets	49,364	4.52%	48,719	5.74%	49,182	4.81%	48,658	6.54%

Non-interest earning assets	4,385		4,428		4,658		4,321

Total assets	$53,749		$53,147		$53,840		$52,979

Average Liabilities and Stockholders' Equity
Six month floating rate notes	$3,062	1.77%	$4,011	3.82%	$2,994	1.86%	$4,387	4.64%
Other short-term borrowings	25,965	2.01	29,818	3.88	27,580	2.13	32,310	4.69
Long-term notes	20,492	3.01	15,529	4.38	19,099	3.14	12,716	5.04

Total interest bearing liabilities	49,519	2.41%	49,358	4.03%	49,673	2.50%	49,413	4.77%

Non-interest bearing liabilities	2,450		2,367		2,337		2,175
Stockholders' equity	1,780		1,422		1,830		1,391

Total liabilities and stockholders' equity	$53,749		$53,147		$53,840		$52,979

Net interest margin		2.11%		1.65%		2.29%		1.69%

Rate/Volume Analysis

        The Rate/Volume Analysis below shows the relative contribution of changes in interest rates and asset volumes.

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
Three months ended September 30, 2002 vs. three months ended September 30, 2001
Taxable equivalent interest income	$(142)	$(152)	$10
Interest expense	(201)	(215)	14

Taxable equivalent net interest income	$59	$63	$(4)

Nine months ended September 30, 2002 vs. nine months ended September 30, 2001
Taxable equivalent interest income	$(611)	$(648)	$37
Interest expense	(836)	(891)	55

Taxable equivalent net interest income	$225	$243	$(18)

Student Loans

        Student loans, consisting of federally insured student loans, private credit student loans and student loan participations are carried at their purchase price, which includes unamortized premiums. Premiums paid to acquire student loans are included in the carrying value of the student loan. These purchased premiums are amortized over the estimated life of the loan as a yield adjustment to interest income from student loans. When student loans are sold in a securitization, the unamortized premium relating to such loans is included in the carrying value and is eliminated as part of the gain calculation (see "Securitization Program"). Origination fees charged on private credit student loans are deferred and in effect become a student loan discount. This discount is amortized to income over the lives of the student loans. In the table below, this amortization is netted with the amortization of the premiums.

Student Loan Spread Analysis

        The following table analyzes the reported earnings from student loans both on-balance sheet and those off-balance sheet in securitization trusts. For student loans on-balance sheet, the Company pays a 105 basis point annual rebate fee on consolidation loans and a 30 basis point annual offset fee unique to the GSE on Stafford and PLUS student loans purchased and held on or after August 10, 1993. These fees are netted against student loan interest income in the consolidated statements of income. The Company earns servicing fee revenue over the life of the securitized student loan portfolios which, along with the residual interest earned on the off-balance sheet loans, constitute servicing and securitization revenue. (See "Securitization Program—Servicing and Securitization Revenue.")

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
On-Balance Sheet
Student loan yields, before floor revenue	4.91%	6.37%	5.08%	7.21%
Floor revenue	.37	.20	.61	.19
Consolidation loan rebate fees	(.41)	(.30)	(.38)	(.29)
Offset fees	(.09)	(.13)	(.10)	(.13)
Borrower benefits	(.08)	(.07)	(.08)	(.07)
Premium and origination fee amortization	(.14)	(.23)	(.22)	(.22)

Student loan income	4.56	5.84	4.91	6.69
Student loan cost of funds	(2.25)	(3.93)	(2.42)	(4.87)

Student loan spread	2.31%	1.91%	2.49%	1.82%

Off-Balance Sheet
Servicing and securitization revenue, before floor revenue	1.34%	1.29%	1.17%	1.36%
Floor revenue on securitized loans	.13	.21	.92	.53

Servicing and securitization revenue	1.47%	1.50%	2.09%	1.89%

Average Balances
On-balance sheet student loans	$43,862	$40,180	$42,835	$39,526
Securitized student loans	32,705	31,370	31,790	30,631

Managed student loans	$76,567	$71,550	$74,625	$70,157

Floor Revenue

        The Company's portfolio of student loans originated under the FFELP has a variety of unique interest rate characteristics. The Company generally earns interest at the greater of the borrower's rate or a floating rate calculated as a fixed spread over the applicable index depending on when the loan was originated. When the floating rate exceeds the borrower rate, that difference is paid directly to the Company by the Department of Education in the form of a Special Allowance Payment ("SAP"). If the resulting floating rate is less than the rate the borrower is obligated to pay, the Company simply earns interest at the borrower rate. In all cases, the rate a borrower pays sets a minimum floor rate for determining the yield the Company earns on the loan. Borrowers' interest rates are either fixed to term or are reset annually on July 1 of each year depending on when the loan was originated or the type of loan.

        The Company generally finances its student loan portfolio with floating rate debt using indices that are intended to mimic the interest rate characteristics of the student loans. Unlike the student loans they are funding, such borrowings, in general, are variable over all interest rate levels and as a result, in periods of declining interest rate environments, the portfolio of managed student loans may be earning at the borrower rate while the Company's funding costs (exclusive of fluctuations in funding spreads) continue to decline along with short-term interest rates. This results in an increase in the student loan spread which the Company refers to as "floor revenue." Student loans whose borrower's interest rate is fixed to term may earn floor revenue for an extended period of time. Student loans whose borrower's interest rate is reset annually may only earn floor revenue through the next annual reset of the borrower's interest rate, which occurs on July 1 of each year. Floor revenue is included in student loan income for on-balance sheet student loans and is principally included in servicing and securitization revenue for off-balance sheet student loans.

        Due to the low average Treasury bill and commercial paper rates during 2002, the Company earned $40 million of floor revenue in the third quarter of 2002 on on-balance sheet loans, net of payments under floor revenue contracts (see "Student Loan Floor Revenue Contracts"), of which $39 million was attributable to student loans with borrower rates fixed to term and $1 million was attributable to student loans with borrower rates adjusting annually. In comparison, in the third quarter of 2001, the Company earned floor revenue of $20 million, net of payments under floor revenue contracts, of which $14 million was attributable to student loans with borrower rates fixed to term and $6 million was attributable to student loans with borrower rates adjusting annually.

        The 40 basis point increase in the student loan spread in the third quarter of 2002 versus the year-ago period is due to the 17 basis point increase in floor revenue that was mainly driven by the increase in consolidation loans. The increase in the student loan spread was also due to the 7 basis point reduction in the premium amortization caused by the reclassification of origination fees (see "Activity in the Allowance for Loan Losses"), an increase in the percentage of higher yielding non-federally guaranteed loans and a decrease in the student loan cost of funds.

        For the nine months ended September 30, 2002, the Company earned floor revenue of $197 million, net of payments under floor revenue contracts, of which $90 million was attributable to student loans with borrower rates fixed to term and $107 million was attributable to student loans with borrower rates adjusting annually on July 1. For the nine months ended September 30, 2001, the Company earned floor revenue of $58 million, net of payments under floor revenue contracts, of which $29 million was attributable to student loans with borrower rates fixed to term and $29 million was attributable to student loans with borrower rates adjusting annually on July 1. The 67 basis point increase in the on-balance sheet student loan spread for the nine months ended September 30, 2002 versus the year-ago period is primarily due to the 42 basis point increase in floor revenue and to a decrease in the cost of funds.

        The following table presents the ability of the FFELP student loans in the Company's on-balance sheet and off-balance sheet student loan portfolio to earn floor revenue at September 30, 2002 and 2001, based on current interest rates versus the last Treasury bill auctions applicable to those periods (1.57 percent and 2.43 percent, respectively, for fixed and variable rate loans). Commercial paper rate ("CP rate") loans are based upon the last commercial paper rate applicable to those periods (1.76 percent and 2.46 percent, respectively).

	September 30, 2002			September 30, 2001
	Fixed Borrower Rate	Annually Reset Borrower Rate	Total	Fixed Borrower Rate	Annually Reset Borrower Rate	Total
(Dollars in billions)
Student loans eligible to earn floor revenue:
On-balance sheet student loans	$19.9	$13.3	$33.2	$13.9	$15.1	$29.0
Off-balance sheet student loans	2.8	26.5	29.3	3.2	25.5	28.7

Managed student loans eligible to earn floor revenue	22.7	39.8	62.5	17.1	40.6	57.7
Less notional amount of floor revenue contracts	(16.5)	—	(16.5)	(12.7)	(5.0)	(17.7)

Net managed student loans eligible to earn floor revenue	$6.2	$39.8	$46.0	$4.4	$35.6	$40.0

Managed student loans earning floor revenue	$9.8	$20.3	$30.1	$4.4	$35.6	$40.0

Student Loan Floor Revenue Contracts

        The Company has entered into contracts with third parties to monetize the value of the floor revenue of its portfolio of FFELP student loans. Under these contracts, referred to as "floor revenue contracts," the Company receives an upfront cash payment and agrees to pay the difference between (1) the borrower interest rate less the applicable SAP spread ("the strike rate") and (2) the average of the index over the period of the contract. If the strike rate is less than the average of the index, then no payment is required.

        With the adoption of SFAS 133 on January 1, 2001, the upfront payments from floor revenue contracts are no longer amortized to student loan income, but are reported as a component of the derivative valuation in other liabilities. At September 30, 2002, the notional amount of floor revenue contracts totaled $16.5 billion of which $4.4 billion are forward starting contracts.

Activity in the Allowance for Loan Losses

        The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. The Company separately evaluates the adequacy of the provision for losses on its federally insured portfolio of student loans and its private credit portfolio. The loan loss reserve attributable to federally insured loans consists of two components: a reserve for the two percent of the outstanding principal and interest that is not insured by the federal government ("risk-sharing reserve") and a reserve for rejected guarantor claims losses ("rejected claims reserve"), mainly caused by servicing defects. The risk-sharing reserve is an estimate based on the amount of loans subject to risk-sharing and on the historical experience of losses. The rejected claims reserve is based on an analysis of the historic levels of rejected claims and subsequent cures. Since FFELP loans are guaranteed as to both principal and interest, they continue to accrue interest until such time that they are paid by the guarantor. Once a student loan is rejected for claim payment, the Company's policy is to continue to pursue the recovery of principal and interest, either by curing the reject or collecting from the borrower. The Company attempts to cure the reject by engaging in extensive collection efforts including repeated and methodical mail and phone contact with borrowers and co-borrowers. The Company has a history of successfully curing rejected claims in two years; it is therefore the Company's policy to charge off a rejected claim once it has aged two years.

        When determining the allowance for loan losses of the private credit portfolio of student loans, the Company primarily considers recent trends in delinquencies, charge-offs and recoveries, historical trends in loan volume by program, economic conditions and credit and underwriting policies. A large percentage of the Company's private credit loans have not matured to a point at which predictable loan loss patterns have developed. The Company utilizes historic data as well as industry-based loss data by delinquency status (current, greater than 30 days, greater than 60 days, etc.) to establish its reserve amount. The Company uses this information to estimate the likelihood of loss on loans with similar characteristics, such as the tendency for a borrower who is greater than 60 days delinquent to default. For those private credit products guaranteed by the Company's HICA subsidiary, loans are charged off when HICA pays the claim, which occurs on approximately day 270 of delinquency. Additionally, SLM Financial charges off loans once they are greater than 210 days delinquent. This policy is consistent with the history experienced to date and is periodically reconsidered by management as trends develop. Loans continue to accrue interest until they are charged off and removed from the active portfolio.

        The evaluation of the provision for loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. Management believes that the provision for loan losses is adequate to cover probable losses in the student loan portfolio.

        The Company receives certain fees related to originated loans at both origination and the commencement of repayment. These origination fees are charged to cover, in part, anticipated loan losses. Such fees are deferred and recognized into income as a component of interest over the average life of the related pool of loans. Prior to the second quarter of 2002, the Company reflected the unamortized balance as a component of the allowance for loan losses. During the current quarter, the Company recorded $9 million to deferred origination fee revenue, net of amortization. The unamortized balance of deferred origination fee revenue at September 30, 2002 was $81 million.

        An analysis of the Company's allowance for loan losses is presented in the following table (dollars in millions).

Allowance for Student Loan Losses:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Balance at beginning of period	$230	$235	$265	$227
Provision for student loan losses:
Private credit loans	32	18	64	28
Federally insured loans:
Rejected claims	—	—	3	1
Risk-sharing	1	7	13	22

Total federally insured loans	1	7	16	23

Total provision for student loan losses	33	25	80	51
Other	—	4	(47)	16
Charge-offs:
Private credit loans	(32)	(11)	(59)	(30)
Federally insured loans	(2)	(5)	(8)	(11)

Total charge-offs	(34)	(16)	(67)	(41)
Recoveries:
Private credit loans	6	1	8	2
Federally insured loans	—	2	1	5

Total recoveries	6	3	9	7
Net charge-offs	(28)	(13)	(58)	(34)

Reduction for sale of student loans	(3)	(3)	(8)	(12)

Balance at end of period	$232	$248	$232	$248

Allocation of the allowance for student loan losses:
Private credit loans	$173	$195	$173	$195
Federally insured loans	59	53	59	53

Total allowance for student loan losses	$232	$248	$232	$248

Deferred origination fee revenue	$81	$—	$81	$—

Net charge-offs as a percentage of average student loans	.25%	.13%	.18%	.12%
Total allowance as a percentage of average student loans	.53%	.62%	.54%	.63%
Total allowance as a percentage of ending student loans	.52%	.61%	.52%	.61%
Private credit allowance as a percentage of the ending balance of private credit loans	3.0%	4.7%	3.0%	4.7%
Private credit allowance plus deferred origination fee revenue as a percentage of the ending balance of private credit loans	4.4%	4.7%	4.4%	4.7%
Average student loans	$43,862	$40,180	$42,835	$39,526
Ending student loans	$44,466	$40,644	$44,466	$40,644
Ending balance of private credit student loans	$5,632	$3,956	$5,632	$3,956

        The increase in the provision for loan losses of $8 million and $29 million for the three and nine months ended September 30, 2002 versus the same period in 2001 is primarily attributable to a 42 percent increase in volume of private credit student loans from the previous periods. The Company periodically re-evaluates the requirements for its provision for loan losses. In the three and nine months ended September 30, 2002, private credit loan charge-offs increased by $21 million and $29 million, respectively, over the year-ago periods, which is primarily attributable to $17 million for charge-offs of loans that defaulted in prior quarters.

On-Balance Sheet Funding Costs

        The Company's borrowings are generally variable-rate indexed principally to the 91-day Treasury bill, commercial paper, LIBOR, 52-week Treasury bill, or the constant maturity Treasury rate. The following table summarizes the average balance of on-balance sheet debt (by index, after giving effect to the impact of interest rate swaps) for the three and nine months ended September 30, 2002 and 2001.

	Three months ended September 30,				Nine months ended September 30,
	2002		2001		2002		2001
Index	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Treasury bill, principally 91-day	$20,482	2.13%	$34,029	3.86%	$22,564	2.19%	$32,233	4.54%
LIBOR	2,626	2.20	2,082	4.04	2,220	2.23	1,967	5.04
Discount notes	6,274	1.84	3,634	3.66	7,018	1.96	7,341	5.03
Fixed	6,704	4.63	5,627	5.31	6,805	4.91	4,781	5.73
Zero coupon	217	11.14	194	11.14	211	11.14	189	11.14
Commercial paper	11,459	1.67	2,464	3.35	9,139	1.71	1,607	4.04
Auction rate securities	1,039	1.87	1,101	3.29	1,080	1.94	1,101	4.07
Other	718	1.79	227	4.41	636	1.65	194	4.82

Total	$49,519	2.41%	$49,358	4.03%	$49,673	2.50%	$49,413	4.77%

Securitization Program

Retained Interest and Gains on Student Loan Securitizations

        The Company finances its loan holdings in part through the sale of loans to securitization trusts. The Company retains an interest in the securitization receivables consisting of a residual interest and, in some cases, a cash reserve account. Upon the sale of the loans, the Company determines the fair value of the residual interest asset by estimating the discounted net cash flows from the securitized portfolio of student loans. The net cash flows are derived from the interest earned on the securitized portfolio of student loans less the principal and interest payments on the asset-backed securities, servicing costs and administration expenses. Since quoted market prices are generally not available for retained interests, the Company estimates the fair value on a quarterly basis using several key assumptions, which include:

  •
  the prepayment speed of the securitized loan portfolio;

  •
  the discount rate used to calculate the present value of the residual cash flow;

  •
  the projected net interest yield from the underlying securitized loans;

  •
  the projected average life or remaining term of the securitized loan portfolio;

  •
  expected credit losses from the underlying securitized loan portfolio; and

  •
  the fair value of the embedded floor revenue associated with the securitized loan portfolio.

        The retained interest is treated as an available-for-sale security and is marked-to-market through other comprehensive income. The balance of the retained interest was $1.8 billion and $1.9 billion at September 30, 2002 and December 31, 2001, respectively.

        Upon sale of loans, the Company recognizes a gain or loss. To calculate this gain or loss, the Company allocates the carrying amount of the financial assets involved in the transfer between the assets sold and the retained interests based on their relative fair values at the date of transfer. The gain is then the difference between the fair value of the assets securitized and their carrying value after the allocation.

        For the three months ended September 30, 2002, the Company sold $2.8 billion of student loans in two securitization transactions and recorded pre-tax securitization gains of $18 million or 0.63 percent of the portfolios securitized. In the third quarter of 2001, the Company sold $1.5 billion of student loans in one securitization transaction and recorded a pre-tax securitization gain of $27 million or 1.74 percent of the portfolios securitized. The decrease in the gain percentage in the three months ended September 30, 2002 versus the corresponding year-ago period is primarily due to the change in the constant prepayment rate ("CPR") assumption described below, and to reductions in the estimated floor value.

        For the nine months ended September 30, 2002, the Company sold $7.8 billion of student loans in five securitization transactions and securitized $30 million through the recycling provisions of prior securitizations. For these transactions, the Company recorded pre-tax securitization gains of $76 million or 0.96 percent of the portfolios securitized. In the nine months ended September 30, 2001, the Company sold $4.9 billion of student loans in three securitization transactions and recorded pre-tax securitization gains of $55 million or 1.12 percent of the portfolios securitized. The decrease in the gain percentage in the three months ended September 30, 2002 versus the corresponding year-ago period is primarily due to the change in the CPR assumption described below, and to reductions in the estimated floor value. Gains on future securitizations will continue to vary depending on the size and the loan characteristics of the loan portfolios securitized and the funding costs prevailing in the securitization debt markets at the time of the transactions.

        Because of a historically low interest rate environment, the Company has experienced an increase in loan consolidation activity. In situations where the Company consolidates a securitized loan, the loan is treated as a prepayment within the securitization trust, which decreases the present value of future expected cash flows of the assets securitized. While the Company cannot be assured that the higher consolidation loan rates will continue, management believes that it is probable and as a result, in the second quarter of 2002, the Company increased the estimated CPR used to calculate the residual interest market value and the securitization gain on new transactions from 7 percent to 9 percent per annum. As a result of this change in the CPR, the Company recorded a $38 million other than temporary impairment, which was recognized through securitization revenue in the second quarter of 2002, and a $34 million after-tax unrealized loss, which was recorded in second quarter other comprehensive income as a component of equity. The change in the CPR assumption also reduced the gains on the loan portfolios securitized during the third quarter relative to previous transactions.

        At September 30, 2002 and December 31, 2001, securitized student loans outstanding totaled $32.6 billion and $30.7 billion, respectively.

Embedded Floor Revenue

        The embedded floor revenue associated with the securitized portfolio is earned in the same manner as floor revenue in the on-balance sheet portfolio. Thus, in declining interest rate environments, the loans within a securitization trust may be earning at a fixed borrower rate while the floating interest paid on the bonds and certificates issued by the securitization trust declines along with short-term interest rates. The fair value of the floor revenue embedded in the trusts is determined from pricing models that consider the current borrower rate, underlying SAP spreads and remaining term of the underlying loans, as well as time value, yield curve and volatility factors.

        The following table summarizes the fair value of the embedded floor revenue included in the residual interest balance as of September 30, 2002 and December 31, 2001 (dollars in millions):

	September 30, 2002	December 31, 2001
Loans with fixed borrower rates	$385	$238
Loans with annual reset borrower rates	71	247

Total fair value of embedded floor revenue associated with securitized student loans	$456	$485

        The decrease in the fair value of the embedded floor revenue was due mainly to the lower future floor revenue potential from annual reset loans at September 30, 2002 versus December 31, 2001. This was due to the decline in interest rates in the second half of 2001 being greater than the decline in rates in the third quarter of 2002. As a result, the annual reset loans at December 31, 2001 had a higher floor revenue potential for the period January 1, 2002 through June 30, 2002 than the annual reset loans at September 30, 2002 whose rates reset on July 1, 2002 for the period October 1, 2002 to June 30, 2003. The actual embedded floor revenue realized through the residual interest is recorded as securitization revenue. As of September 30, 2002, the fair value of the embedded floor revenues from annual reset loans of $71 million reflects the floor revenue potential from the borrower rate reset based on a Treasury bill rate of 1.76 percent and the expected level of interest rates through June 30, 2003. As of December 31, 2001, the fair value of the embedded floor revenues from annual reset loans of $247 million reflects the floor revenue potential from the borrower rate reset based on a Treasury bill rate of 3.69% and the then expected level of interest rates through June 30, 2002. The increase in the fair value of the embedded floor revenues associated with loans with fixed borrower rates from December 31, 2001 to September 30, 2002 was due to declining levels of interest rates during the period.

        At September 30, 2002 and December 31, 2001, the Company held in its investment portfolio $1.2 billion and $1.6 billion, respectively, of asset-backed securities issued by the Company's securitization trusts. The Company purchased these securities in the secondary market.

Servicing and Securitization Revenue

        Servicing and securitization revenue is the ongoing revenue from securitized loan pools, and includes both the revenue the Company receives for servicing loans in the securitization trusts and the income earned on the retained interest. The following table summarizes the components of servicing and securitization revenue:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Servicing revenue	$71	$67	$207	$197
Securitization revenue, before floor revenue	39	35	71	115
Floor revenue on securitized loans	11	17	218	121

Total servicing and securitization revenue	$121	$119	$496	$433

        In the three and nine months ended September 30, 2002, servicing and securitization revenue was 1.47 percent and 2.09 percent, respectively, of average securitized loans versus 1.50 percent and 1.89 percent, respectively, in the corresponding year-ago periods. The increase in servicing and securitization revenue as a percentage of the average balance of securitized student loans in the nine months ended September 30, 2002 versus the corresponding year-ago period is principally due to higher floor revenues earned primarily in the first half of 2002 prior to the reset of certain student loans on July 1, 2002.

OTHER INCOME

Losses on Sales of Securities, Net

        The losses on sales of securities were $63 million and $25 million for the three months ended September 30, 2002 and 2001, respectively, and $188 million and $104 million for the nine months ended September 30, 2002 and 2001, respectively. The Company utilizes futures to economically hedge portions of the floor revenue embedded in the student loan asset. These derivatives are not considered effective hedges under SFAS 133 and consequently are marked-to-market through the derivative mark-to-market valuation account in other income. When the futures expire or are terminated, the realized change in the value of the contract is recorded as a gain or loss on sales of securities. In connection with futures contracts hedging floor revenue, the Company recorded losses on sales of securities of $38 million and $108 million for the three and nine months ended September 30, 2002, respectively. In addition, the Company recorded losses on sales of securities of $10 million and $31 million for the three and nine months ended September 30, 2002, respectively, for other terminated or expired derivative contracts. During the first nine months of 2002, the Company refinanced certain higher cost funding and simultaneously extended its terms. In this process certain derivative positions that were matched with the refinanced debt were closed and losses of $38 million were recorded.

        The Company also may sell available-for-sale investments resulting in a one-time charge recorded as a gain or loss on sales of securities.

Guarantor Servicing Fees, Collection Fees and Other Income

        Revenue from guarantor servicing fees, collection fees and other sources totaled $139 million and $144 million for the three months ended September 30, 2002 and 2001, respectively, and $384 million and $383 million for the nine months ended September 30, 2002 and 2001, respectively. Other income mainly includes guarantor servicing and collection fees, late fees earned on student loans, revenue received from servicing third party portfolios of student loans, and commitment fees for letters of credit.

        The following table summarizes the components of other income for the three and nine months ended September 30, 2002 and 2001:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Guarantor servicing and collection fees	$85	$76	$243	$189
Late fees	14	12	43	40
Third party servicing fees	15	17	42	58
Other	25	39	56	96

Total guarantor servicing fees, collection fees, and other income	$139	$144	$384	$383

        The increase in guarantor servicing and collection fees in the three and nine months ended September 30, 2002 versus the corresponding year-ago periods was principally due to the acquisitions of two collection companies in the first quarter of 2002 and to the growth in guarantor servicing and collection businesses. This growth was partially offset by a change in accounting for origination processing fees in the guarantor servicing business, which resulted in a deferral of $15 million in origination fees from the third quarter of 2002 into the fourth quarter of 2002 and the first quarter of 2003.

OPERATING EXPENSES

        The following table summarizes the components of operating expenses:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Servicing and acquisition expenses	$121	$113	$354	$308
General and administrative expenses excluding goodwill and intangible amortization	47	60	138	182
Goodwill and intangible amortization	6	11	17	32

Total operating expenses	$174	$184	$509	$522

        Operating expenses include costs to service the Company's managed student loan portfolio, operational costs incurred in the process of acquiring student loan portfolios, general and administrative expenses and operational costs associated with its guarantor servicing and collections operations. The increase in servicing and acquisition expenses for the three and nine months ended September 30, 2002 versus the year-ago periods was principally the result of additional operating expenses associated with the acquisitions of two collection fee companies. This increase was partially offset by productivity improvements. The decrease in general and administrative expenses for the three and nine months ended September 30, 2002 versus the year-ago periods was principally due to productivity improvements in the Company's operations, and the sale of the student information software business.

FEDERAL AND STATE TAXES

        The Company is subject to federal and state taxes, while the GSE is exempt from all state, local, and District of Columbia income, franchise, sales and use, personal property and other taxes, except for real property taxes. This tax exemption applies only to the GSE and does not apply to SLM Corporation or its other operating subsidiaries. The Company's effective tax rate for the nine months ended September 30, 2002 was 35 percent versus 38 percent in the year-ago period. State taxes for the nine months ended September 30, 2002 increased the Company's effective tax rate by 2 percent versus an increase of 9 percent in the year-ago period. Tax-exempt interest and tax credits decreased the Company's effective tax rate by a combined 2 percent for the nine months ended September 30, 2002 versus a decrease of 6 percent in the year-ago period. The Company's effective tax rate is heavily influenced by the level of income before income taxes.

EFFECTS OF SFAS 133

        SFAS 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met. The Company's derivatives are effective economic hedges and are a critical element of the Company's interest rate risk management strategy. However, under SFAS 133, some of the Company's derivatives, primarily basis swaps and floor revenue contracts, are not considered effective hedges because they do not extend to the full term of the hedged item and are therefore required to be marked-to-market. Basis swaps are used to convert the floating rate debt from one interest rate index to another to match the interest rate characteristics of the assets.

        Floor revenue contracts monetize the value of the floor rate feature of the Company's portfolio of FFELP student loans as the Company receives an upfront cash payment in exchange for the payment of the floor revenue earned on the notional amount of student loans over the life of the contract. These ineffective hedges are treated as "trading" for GAAP purposes and the period to period change in their market value is reflected in GAAP earnings.

        The table below quantifies the net impact of derivative accounting for the three and nine months ended September 30, 2002 and 2001. This table also shows the effect of the Company's pre-SFAS 133 accounting for floor revenue contracts whereby these contracts are accounted for as economic hedges and the upfront cash payments are amortized over the lives of the contracts.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net Impact of Derivative Accounting:
Derivative market value adjustment in other income	$(366)	$(553)	$(255)	$(604)
Amortization of derivative items included in other comprehensive income at transition	—	13	(1)	38
Amortization of premiums on floor and cap hedges in net interest income	(24)	(29)	(89)	(55)
Amortization of floor revenue contracts de-designated as effective hedges on December 31, 2000 in net interest income	(2)	(3)	(8)	(10)
Impact of Eurodollar futures contracts in net interest income	2	5	13	14
Impact of Eurodollar futures contracts in loss on sales of securities	(10)	(13)	(31)	(23)

Total net impact of derivative accounting	$(400)	$(580)	$(371)	$(640)

        The derivative market value adjustment is due to interest rate volatility and changing spreads during the period and the volume and term of derivatives not receiving hedge accounting treatment. Of the total derivative market value adjustment, the amount attributable to hedges of floor revenue including floor revenue contracts and Eurodollar futures contracts was $(372) million and $(440) million for the three months ended September 30, 2002 and 2001, respectively, and $(284) million and $(448) million for the nine months ended September 30, 2002 and 2001, respectively. In addition, basis swaps impacted the derivative market value adjustment by $(85) million and $(105) million for the three and nine months ended September 30, 2001, respectively.

ALTERNATIVE PERFORMANCE MEASURES

        In addition to evaluating the Company on GAAP-based data, management, credit rating agencies, lenders and analysts also evaluate the Company on certain non-GAAP-based performance measures. These non-GAAP-based performance measures treat securitization transactions as financings versus sales. As such, the securitization gain on sale and subsequent servicing and securitization revenue is eliminated from income, and net interest income from securitized loans is recognized. These non-GAAP-based performance measures also eliminate the benefit of floor revenue and treat the Company's hedging transactions as effective hedges and exclude certain transactions that management does not consider as part of its core business, such as gains or losses on certain sales of securities and derivative contracts and changes in market value of goodwill and acquired intangible assets.

        For the three and nine months ended September 30, 2002 and 2001, these non-GAAP performance measures are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Non-GAAP Performance Measures:
Treatment of securitizations as financings versus sales	$10	$15	$30	$49
Floor income on managed loans	51	42	424	181
Net impact of derivative accounting	(400)	(580)	(371)	(640)
Losses on sales of securities	(49)	(13)	(154)	(80)
Goodwill and intangible amortization	(6)	(11)	(17)	(32)

        Management believes this information provides additional insight into the financial performance of the Company's core business activities.

STUDENT LOAN ACQUISITIONS

        The following table summarizes the components of the Company's student loan purchase and origination activity:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Preferred channel	$2,499	$2,277	$8,913	$7,850
Other commitment clients	297	269	759	776
Spot purchases	257	137	758	486
Consolidations	581	268	1,308	750
Other	208	290	744	870

Subtotal	3,842	3,241	12,482	10,732
Managed loans acquired	191	257	532	660

Total	$4,033	$3,498	$13,014	$11,392

        In the third quarter of 2002, the Company's preferred channel originations, which the Company defines as loans originated and serviced on the Company's servicing platform that are committed for sale to or owned from inception by the Company, totaled $3.9 billion versus $3.3 billion in the year-ago quarter. The pipeline of loans currently serviced and committed for purchase by the Company was $5.2 billion at September 30, 2002 versus $4.8 billion at September 30, 2001.

        The following table summarizes the activity in the Company's managed portfolio of student loans for the three and nine months ended September 30, 2002 and 2001.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Beginning balance	$75,557	$70,783	$71,726	$67,515
Acquisitions	3,585	3,007	11,752	10,021
Capitalized interest	448	491	1,262	1,371
Repayments, claims, other	(1,794)	(1,862)	(5,792)	(5,531)
Charge-offs to reserves and securitization trusts	(37)	(21)	(78)	(54)
Loans consolidated from SLM Corporation	(645)	(569)	(1,756)	(1,493)

Ending balance	$77,114	$71,829	$77,114	$71,829

LEVERAGED LEASES

        The Company has investments in leveraged leases, net of impairment, at September 30, 2002 totaling $274 million, of which $264 million represent general obligations of major U.S. commercial airlines. The airline industry has been in a state of uncertainty since the events of September 11, 2001. All payment obligations remain current; however, the Company recognized an impairment charge of $9 million in the third quarter of 2002 for its leveraged leases that have United Airlines ("UAL") as a lessee based on the financial condition of UAL. In the event of default, any potential loss would be partially mitigated by recoveries on the sale of the aircraft collateral and elimination of $244 million of expected tax liabilities reflected in the balance sheet. Any potential loss would be increased by incremental tax obligations related to forgiveness of debt obligations and/or the taxable gain on the sale of the aircraft. The Company's expected residual values of the aircraft have been based upon appraisals performed during the second quarter of 2002, net of the impairment charge.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary requirements for capital are to fund the Company's operations, to purchase and originate student loans, and to repay its debt obligations, while continuing to meet the GSE's statutory capital ratio test. The Company's primary sources of liquidity are through debt issuances by the GSE, off-balance sheet financings through securitizations, borrowings under the Company's commercial paper and medium term notes programs, other senior note issuances by the Company, and cash generated by its subsidiaries' operations and distributed through dividends to the Company. The Company's borrowings are broken down as follows:

	Three months ended September 30,				Nine months ended September 30,
	2002		2001		2002		2001
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
GSE	$45,229	2.35%	$47,378	4.02%	$46,034	2.47%	$47,736	4.76%
Non-GSE	4,290	3.02	1,980	4.24	3,639	2.84	1,676	5.06
Securitizations (off-balance sheet)	32,975	2.45	30,840	4.27	31,827	2.71	30,466	5.10

Total	$82,494	2.42%	$80,198	4.12%	$81,500	2.58%	$79,878	4.90%

        The Company's unsecured financing requirements are driven by three principal factors: refinancing of existing liabilities as they mature; financing of student loan portfolio growth; and the Company's level of securitization activity.

        During the first nine months of 2002, the Company used the net proceeds from student loan securitizations of $8.0 billion, net proceeds from the issuance of debt of $2.6 billion, and repayments and claim payments on student loans of $1.0 billion to fund the purchase of $12.5 billion of student loans.

        Operating activities provided net cash of $242 million in the first nine months of 2002, a decrease of $245 million from net cash inflows of $487 million in the corresponding year-ago period. The decrease in cash from operations is mainly due to the timing of cash collections and payments at the end of the third quarter of 2002.

        During the first nine months of 2002, the Company issued $16.7 billion of long-term notes, of which $13.2 billion was issued by the GSE and $3.5 billion was issued by SLM Corporation, to refund maturing and repurchased obligations. At September 30, 2002, the Company had $22.2 billion of outstanding long-term debt issues, of which $18.2 billion is an obligation of the GSE and $4.0 billion is an obligation of SLM Corporation. $4.2 billion of the GSE's long-term debt had stated maturities that could be accelerated through call provisions. The Company uses interest rate swaps (collateralized where appropriate), purchases of U.S. Treasury securities and other hedging techniques to reduce its exposure to interest rate fluctuations that arise from its financing activities and to match the variable interest rate characteristics of its earning assets. (See "Interest Rate Risk Management.")

        At September 30, 2002, the GSE was in compliance with its regulatory capital requirements, and had a statutory capital ratio of 3.70 percent versus the minimum requirement of 2.25 percent.

Interest Rate Risk Management

Interest Rate Gap Analysis

        The Company's principal objective in financing its operations is to minimize its sensitivity to changing interest rates by matching the interest rate characteristics of its borrowings to specific assets in order to lock in spreads. The Company funds its floating rate managed loan assets (most of which are reset weekly due to the SAP features of the student loan) with variable rate debt and fixed rate debt converted to variable rates with interest rate and basis swaps. The Company also uses interest rate cap agreements, options on securities, and financial futures contracts to further reduce interest rate risk exposure on certain of its borrowings. Investments are funded on a "pooled" approach, i.e., the pool of liabilities that funds the investment portfolio has an average rate and maturity or reset date that corresponds to the average rate and maturity or reset date of the investments which it funds.

        The Company uses on-balance sheet derivatives to hedge the basis risk in its securitization trusts as the trusts frequently issue asset-backed securities indexed to LIBOR to fund student loans indexed to the 91-day Treasury bill and commercial paper. At September 30, 2002, there were approximately $24.3 billion of asset-backed securities issued by the Company's securitization trusts that were indexed to LIBOR and $300 million of securities indexed to commercial paper. There were also $3.6 billion of PLUS student loans in the trusts that are funded by asset-backed securities indexed to LIBOR or the 91-day Treasury bill. The Company hedges its off-balance sheet basis risk through on-balance sheet derivatives, the effect of which is included in the following table as the impact of securitized student loans.

        In the table below, the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at September 30, 2002 and is not necessarily reflective of positions that existed throughout the period.

	Interest Rate Sensitivity
	3 months or less	3 months to 6 months	6 months to 1 year	1 to 2 years	2 to 5 years	Over 5 years
Assets
Student loans	$41,683	$241	$2,542	$—	$—	$—
Warehousing advances/academic facilities financings	465	19	41	97	128	327
Cash and investments	3,783	64	129	19	290	1,281
Other assets	758	29	57	234	587	2,751

Total assets	46,689	353	2,769	350	1,005	4,359

Liabilities and Stockholders' Equity
Short-term borrowings	19,965	4,495	4,203	—	—	—
Long-term notes	9,265	—	—	9,206	2,566	1,121
Other liabilities	1,540	—	—	—	—	1,340
Stockholders' equity	—	—	—	—	—	1,824

Total liabilities and stockholders' equity	30,770	4,495	4,203	9,206	2,566	4,285

Period gap before adjustments	15,919	(4,142)	(1,434)	(8,856)	(1,561)	74
Adjustments for Derivatives and Other Financial Instruments
Interest rate derivatives	(11,875)	3,958	830	6,655	360	72
Impact of securitized loans	(3,616)	—	3,616	—	—	—

Total derivatives and other financial instruments	(15,491)	3,958	4,446	6,655	360	72

Period gap	$428	$(184)	$3,012	$(2,201)	$(1,201)	$146

Cumulative gap	$428	$244	$3,256	$1,055	$(146)	$—

Ratio of interest-sensitive assets to interest-sensitive liabilities	157.1%	7.2%	64.5%	1.3%	16.3%	143.4%

Ratio of cumulative gap to total assets	.8%	.4%	5.9%	1.9%	(0.3)%	—%

Average Terms to Maturity

        The following table reflects the average terms to maturity for the Company's managed earning assets and liabilities at September 30, 2002 (in years):

	On- Balance Sheet	Off- Balance Sheet	Managed
Earning assets
Student loans	7.3	3.7	5.8
Warehousing advances/academic facilities financings	5.8	—	5.8
Cash and investments	4.0	—	4.0

Total earning assets	6.9	3.7	5.7

Borrowings
Short-term borrowings	.3	—	.3
Long-term borrowings	3.2	3.7	3.5

Total borrowings	1.6	3.7	2.4

        In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 4.0 years. As student loans are securitized, the need for long-term on-balance sheet financing will decrease.

        Long-term debt issuances likely to be called have been categorized according to their call dates rather than their maturity dates.

Common Stock

        The Company generates excess capital from its business operations. The Company uses this excess capital to pay dividends on its common stock and to repurchase outstanding shares of its common stock. The purpose of the Company's common stock repurchase plan is to return some of this excess capital to its shareholders through the reduction of the Company's outstanding shares, resulting in the remaining shareholders owning a greater percentage of outstanding shares.

        For the nine months ended September 30, 2002 and 2001, the Company issued a net 3.0 million shares of common stock and treasury stock totaling $130 million and 10.3 million shares totaling $411 million, respectively, in connection with the Company's benefit plans and acquisitions. For the nine months ended September 30, 2002 and 2001, the Company repurchased 4.9 million shares of common stock totaling $324 million and 17.6 million shares totaling $780 million, respectively, through its open market purchases and through the settlement of its equity forward contracts. The net result was a decrease in outstanding shares to 154 million at September 30, 2002.

        Due to the highly predictable nature of its cash flow, the Company utilizes equity forward contracts to better manage the cost associated with its share repurchases. The Company enters into equity forward agreements where it contracts to purchase shares from a third party at a future date. At or prior to the maturity date of the agreement, the Company, at its sole option, can purchase the shares from the third party either by issuing its own shares or by paying the contracted amount due when the contract matures. At September 30, 2002, the total common shares that could potentially be acquired over the next three years under outstanding equity forward contracts was 8.9 million shares at an average price of $79.48 per share, and the Company has remaining authority to enter into additional share repurchases and equity forward contracts for 9.7 million shares.

        The following table summarizes the Company's common share repurchase and equity forward activity for the three and nine months ended September 30, 2002 and 2001. (Common shares in millions.)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Common shares repurchased:
Open market	—	—	—	2.7
Equity forwards	1.9	6.6	4.9	14.9

Total shares repurchased	1.9	6.6	4.9	17.6

Average purchase price per share	$77.34	$38.51	$65.80	$44.27

Equity forward contracts:
Outstanding at beginning of period	8.2	13.0	11.2	18.2
New contracts	2.6	5.1	2.6	8.2
Exercises	(1.9)	(6.6)	(4.9)	(14.9)

Outstanding at end of period	8.9	11.5	8.9	11.5

Board of director authority remaining at end of period	9.7	3.8	9.7	3.8

        As of September 30, 2002, the expiration dates and range of purchase prices for outstanding equity forward contracts are as follows (common shares in millions):

	September 30, 2002
Year of Maturity	Outstanding Contracts	Range of Market Prices
2003	2.3	$63.00 - $80.55
2004	4.1	73.89 - 92.09
2005	2.5	82.40 - 91.77

Total	8.9	79.48[1]

1
This is the average market price of all outstanding equity forward contracts.

OTHER RELATED EVENTS AND INFORMATION

Recent Developments

        During the third quarter of 2002, Moody's Investors Service, Inc. ("Moody's") upgraded SLM Corporation's senior unsecured debt rating from A3 to A2. The upgrade was based on the Company's development and methodical implementation of a corporate strategy beyond the planned 2006 wind-down of the GSE. In addition, the rating agency cited the Company's "minimal portfolio credit risk."

        On October 17, 2002, the Company completed its first securitization transaction in which the securities issued under the transaction were backed by private credit student loans. A total of $690 million of these loans, which are not guaranteed or reinsured under the FFELP or any other federal student loan program, were sold to a special purpose finance subsidiary and by that subsidiary to a trust that issued asset-backed securities to fund the private credit student loans to term.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

INTEREST RATE SENSITIVITY ANALYSIS

        The effect of short-term movements in interest rates on the Company's results of operations and financial position has been limited through the Company's risk-management activities. The following tables summarize the effect on earnings for the three and nine months ended September 30, 2002 and 2001 and the effect on fair values at September 30, 2002 and December 31, 2001, based upon a sensitivity analysis performed by the Company assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remained constant. The Company has chosen to show the effects of a hypothetical increase to interest rates, as an increase gives rise to a larger absolute value change to the financial statements. The effect on earnings was performed on the Company's variable rate assets, liabilities, and hedging instruments while the effect on fair values was performed on the Company's fixed rate assets, liabilities, and hedging instruments.

(Dollars in millions, except per share amounts)

	Three months ended September 30, 2002				Three months ended September 30, 2001
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
	$	%	$	%	$	%	$	%
Effect on Earnings
Pre-tax net income (loss) before SFAS 133	$(31)	(12)%	$(68)	(26)%	$(6)	(2)%	$27	10%
SFAS 133 mark-to-market[1]	340	93	850	232	363	66	848	153

Net income before taxes	$309	292%	$782	740%	$357	123%	$875	302%

Diluted earnings per share	$1.307	308%	$3.307	779%	$1.477	118%	$3.622	290%

	Nine months ended September 30, 2002				Nine months ended September 30, 2001
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
	$	%	$	%	$	%	$	%
Effect on Earnings
Pre-tax net income (loss) before SFAS 133	$(154)	(15)%	$(216)	(22)%	$(74)	(9)%	$51	6%
SFAS 133 mark-to-market[1]	340	134	850	334	363	60	848	140

Net income before taxes	$186	25%	$634	85%	$289	142%	$899	441%

Diluted earnings per share	$3.243	108%	$8.573	285%	$3.165	480%	$8.198	1,244%

1
Since the change in value of the SFAS 133 mark-to-market is based upon the derivative portfolio as of September 30, 2002, there is no change between the three and nine months ended September 30, 2002.

	September 30, 2002				December 31, 2001
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
	$	%	$	%	$	%	$	%
(Dollars in millions)
Effect on Fair Values
Assets
Student loans	$(670)	(2)%	$(1,493)	(3)%	$(403)	(1)%	$(845)	(2)%
Other earning assets	(114)	(2)	(301)	(5)	(101)	(1)	(285)	(4)
Residual interest and derivatives	(254)	(5)	(562)	(11)	(272)	(5)	(408)	(8)

Total assets	$(1,038)	(2)%	$(2,356)	(4)%	$(776)	(1)%	$(1,538)	(3)%

Liabilities
Interest bearing liabilities	$(186)	—%	$(539)	(1)%	$(187)	—%	$(544)	(1)%
Floor revenue contracts and other derivatives	(535)	(19)	(1,252)	(43)	(394)	(14)	(770)	(27)

Total liabilities	$(721)	(1)%	$(1,791)	(3)%	$(581)	(1)%	$(1,314)	(3)%

        The Company follows a policy to minimize its sensitivity to changing interest rates by generally funding its floating rate student loan portfolio with floating rate debt. However, as discussed under "Student Loans—Floor Revenue," in the current low interest rate environment, the FFELP student loan portfolio is earning additional income through floor revenues. Therefore, absent other hedges, in a low interest rate environment the hypothetical rise in interest rates in the above table has a greater effect on earnings and fair values due to the reduction in potential floor revenues than in higher interest rate environments where the interest rate formula rises above the borrower rate and the student loans become a floating rate asset that is matched with floating rate debt.

        During the three and nine months ended September 30, 2002, the Company was in a low interest rate environment where the FFELP student loans were earning floor revenues. The Company chose to lock-in a portion of the floor revenue through the use of futures and swap contracts. The result of these hedging transactions was to convert a portion of floating rate debt into fixed rate debt, matching the fixed rate nature of the student loans during the low interest rate environment. Therefore, in certain low interest rate environments, the relative spread between the student loan asset rate and the converted fixed rate liability is fixed.

        For those student loans where the fixed loan rate (in low interest rate environments) was economically hedged by fixed rate funding (through the use of futures and swap contracts), a higher spread will be earned in a high interest rate environment. Under the scenario where interest rates increase 100 basis points, the decrease in pre-tax net income before SFAS 133 reflects lower floor revenues on the unhedged portion of the Company's student loan portfolio. Under the scenario where interest rates increase 300 basis points, the change in pre-tax net income before SFAS 133 is not proportional to the change under the scenario where interest rates increase 100 basis points because of the futures and swap hedges mentioned above and the greater proportion of loans earning at a floating rate under a 300 basis point increase in rates.

Item 4. Controls and Procedures

        Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

        It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        There have been no significant changes in the internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

Item 6. Exhibits and Reports on Form 8-K.

  (b)
  Reports on Form 8-K.

  The Company filed two Current Reports on Form 8-K with the Commission during the quarter ended September 30, 2002 or thereafter. They were filed on:

  •
  August 14, 2002 in connection with the statements under oath submitted by the Company's Chief Executive Officer and Chief Financial Officer in response to the order of the Securities and Exchange Commission pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934 and in connection with the certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  •
  August 21, 2002 in connection with the Company's press release issued on the same date stating that, in response to inquiries it received, it has no interest in pursuing a transaction with Golden State Bancorp.

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

Date: November 13, 2002

CERTIFICATIONS

I, Albert L. Lord, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of SLM Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ALBERT L. LORD Albert L. Lord Vice Chairman and Chief Executive Officer (Principal Executive Officer) November 13, 2002

I, John F. Remondi, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of SLM Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN F. REMONDI John F. Remondi Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) November 13, 2002

QuickLinks

SLM CORPORATION FORM 10-Q INDEX September 30, 2002
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SLM CORPORATION CONSOLIDATED BALANCE SHEETS (Dollars and shares in thousands, except per share amounts)
SLM CORPORATION CONSOLIDATED STATEMENTS OF INCOME (Dollars and shares in thousands, except per share amounts) (Unaudited)
SLM CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except share and per share amounts) (Unaudited)
SLM CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
SLM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Information at September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 is unaudited) (Dollars in thousands, except per share amounts)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS