Form 10-K
period 2002-12-31
SLM CORP
filed 2003-03-27
CIK 1032033

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file numbers 001-13251

SLM CORPORATION

(formerly USA Education, Inc.)
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Other Jurisdiction of Incorporation or Organization)	52-2013874 (I.R.S. Employer Identification No.)
11600 Sallie Mae Drive, Reston, Virginia (Address of Principal Executive Offices)	20193 (Zip Code)

(703) 810-3000
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.20 per share.

Name of Exchange on which Listed:
New York Stock Exchange

6.97% Cumulative Redeemable Preferred Stock, Series A, par value $.20 per share

Name of Exchange on which Listed:
New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None.

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

        The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $14,802,593,807 (based on closing sale price of $96.90 per share as reported for the New York Stock Exchange—Composite Transactions).

        As of March 17, 2003, there were 151,641,590 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement relating to the registrant's Annual Meeting of Shareholders scheduled to be held May 15, 2003 are incorporated by reference into Part III of this Report.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        This report contains forward-looking statements and information that are based on management's current expectations as of the date of this document. When used in this report, the words "anticipate," "believe," "estimate," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in these laws and regulations, which may reduce the volume, average term and costs of yields on student loans under the Federal Family Education Loan Program ("FFELP") or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to SLM Corporation and its subsidiaries ("the Company"). The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans; losses from loan defaults; and changes in prepayment rates and credit spreads.

GLOSSARY

        Listed below are definitions of key terms that are used throughout this document.

Consolidation Loans—Under the FFELP, borrowers with eligible student loans may consolidate them into one note with one lender and lock in the current variable interest rate for the life of their loan. The new note is considered a Consolidation Loan. Typically a borrower can consolidate his student loan only once unless the borrower has another eligible loan with which to consolidate with the existing Consolidation Loan. The borrower rate on a Consolidation Loan is fixed for the term of the loan and is set by the weighted-average rate of the loans being consolidated, rounded up to the nearest 1/8th of a percent, not to exceed 8.25 percent.

Consolidation Loan Rebate Fee—All holders of Consolidation Loans are required to pay to the U.S. Department of Education ("DOE") an annual 105 basis point Consolidation Loan Rebate Fee on all outstanding principal and accrued interest balances of Consolidation Loans purchased or originated after October 1, 1993, except for loans for which consolidation applications were received between October 1, 1998 and January 31, 1999, when the Consolidation Loan Rebate Fee is 62 basis points.

Embedded Floor Income—Embedded Floor Income is Floor Income that is earned on off-balance sheet student loans that are owned by the securitization trusts that we sponsor. At the time of the securitization, the present value of Fixed Rate Embedded Floor Income is included in the initial calculation of the Residual Interest and the gain or loss on sale of the student loans. Embedded Floor Income is also included in the quarterly fair market value adjustments of the Residual Interest.

Fixed Rate Floor Income—We refer to Floor Income associated with student loans whose borrower rate is fixed to term (primarily Consolidation Loans) as Fixed Rate Floor Income.

Floor Income—Our portfolio of FFELP student loans generally earns interest at the higher of a floating rate based on the Special Allowance Payment ("SAP") formula set by the DOE and the borrower rate, which is fixed over a period of time. We generally finance our student loan portfolio with floating rate debt over all interest rate levels. In low interest rate environments, when our student loans are earning at the fixed borrower rate and the interest on our floating rate debt is continuing to decline, we earn additional spread income and refer to it as Floor Income. Depending on the type of the student loan and when it was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1st. As a result, for loans where the borrower rate is fixed to term, we may earn

Floor Income for an extended period of time, and for those loans where the borrower interest rate is reset annually on July 1, we may earn Floor Income to the next reset date.

Floor Income Contracts—We enter into contracts with counterparties under which, in exchange for an upfront fee representing the present value of the Floor Income that we expect to earn on a notional amount of student loans being hedged, we will pay the counterparties the Floor Income earned on that notional amount of student loans over the life of the Floor Contract. Specifically, we agree to pay the counterparty the difference between the fixed borrower rate less the SAP spread and the average of the applicable interest rate index on that notional amount of student loans for a portion of the estimated life of the student loan. This contract effectively locks in the amount of Floor Income we will earn over the period of the contract. Floor Income Contracts are not considered effective hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and must be periodically marked-to-market through income.

GSE—The Student Loan Marketing Association is a federally chartered government sponsored enterprise ("GSE") and wholly-owned subsidiary of SLM Corporation. Under the Student Loan Marketing Association Reorganization Act of 1996, the GSE must dissolve by September 30, 2008. Management expects to effect the dissolution by September 30, 2006.

Managed Basis—We generally analyze the performance of our student loan portfolio on a Managed Basis, under which we view both on-balance sheet student loans and off-balance sheet student loans owned by the securitization trusts as a single portfolio and the related on-balance sheet financings are combined with off-balance sheet debt. When the term Managed is capitalized in this document, it is referring to Managed Basis.

Offset Fee—The Company is required to pay to the DOE an annual 30 basis point Offset Fee on the outstanding balance of Stafford and PLUS student loans purchased and held by the GSE after August 10, 1993. The fee does not apply to student loans sold to securitized trusts or to loans held outside of the GSE.

Preferred Channel Originations—Preferred Channel Originations are student loans that we originate and service on our proprietary platforms or through an affiliated brand, and are committed to us such that we either own them from inception or we acquire them soon after origination.

Preferred Lender List—To streamline the student loan process, most higher education institutions select a small number of lenders to recommend to their students and parents. This recommended list is referred to as the Preferred Lender List.

Residual Interest—When we securitize student loans, we retain the right to receive cash flows from the student loans sold in excess of amounts needed to pay servicing and other fees and the principal and interest on the bonds backed by the student loans. The Residual Interest is the present value of this excess cash flow, which includes the present value of Fixed Rate Embedded Floor Income described above. We value the Residual Interest at the time of sale and each subsequent quarter.

Retained Interest—In our securitizations the Retained Interest includes the Residual Interest plus reserve and other cash accounts that serve as credit enhancements to asset-backed securities issued in our securitizations.

Risk Sharing—When a FFELP loan defaults, the federal government guarantees only 98 percent of the balance plus accrued interest and the holder of the loan must absorb the two percent not guaranteed as a Risk Sharing loss on the loan. All FFELP student loans acquired after October 1, 1993 are subject to Risk Sharing on loan default claim payments unless the default results from death, disability or bankruptcy.

Special Allowance Payment ("SAP")—FFELP student loans generally earn interest at the greater of the borrower rate or a floating rate determined by reference to the average of the applicable floating rates

(91-day Treasury bill rate or commercial paper) in a calendar quarter, plus a fixed spread ("the SAP Spread") that is dependent upon when the loan was originated and the loan's repayment status. If the resulting floating rate exceeds the borrower rate, the DOE pays the difference directly to the Company. This payment is referred to as the Special Allowance Payment or SAP and the formula used to determine the floating rate is the SAP formula. We refer to the fixed spread to the underlying index as the Special Allowance margin.

Variable Rate Floor Income—For student loans whose borrower interest rate resets annually on July 1, we may earn Floor Income or Embedded Floor Income based on a calculation of the difference between the borrower rate and the then current interest rate. We refer to this as Variable Rate Floor Income because we may only earn Floor Income through the next reset date.

PART I.

Item 1. Business

        Our business is to provide a broad array of education credit and related services to the education community including student loan origination, student loan and guarantee servicing, and debt management and collection services. We participate in all phases of the student loan process by holding and servicing the loan from origination and guarantee through ultimate collection, and in some cases, post default collection.

        We generate the majority of our earnings from the spread between the yield we receive on our Managed portfolio of student loans and the cost of funding these loans. This spread income is reported on our income statement as net interest income for on-balance sheet loans and servicing and securitization revenue and gains on student loan securitizations for off-balance sheet loans. Our earnings are greatly affected by the number and size of our new securitization transactions as we recognize a gain on sale each time we securitize a portfolio of student loans. We also earn fees from loan guarantee processing, student loan default management and collection services, and student loan servicing. We incur servicing, selling and administrative expenses in providing these products and services. Earnings growth is primarily driven by the growth in the Managed student loan portfolio and growth in our fee-based business lines, coupled with cost effective financing and operating expense control.

Student Lending Marketplace

        The student loan marketplace consists of federally guaranteed student loans administered by the DOE and private credit student loans issued by various private sector lenders. There are two competing programs that provide student loans where the ultimate credit risk is with the federal government: the FFELP and the Federal Direct Loan Program ("FDLP"). Student loans under the FFELP are provided by private sector institutions and are ultimately guaranteed by the DOE; student loans under the FDLP are funded by the taxpayers and provided to borrowers directly by the DOE on terms similar to student loans in the FFELP. The DOE also administers the FDLP. For the federal fiscal year ("FFY") ended September 30, 2002, the DOE has estimated that the FFELP's market share in federally guaranteed student loans was 72 percent, up from 71 percent in 2001. (See "Business—Competition.") Under the FFELP, student loans are generally originated by financial institutions that are on an education institution's Preferred Lender List. (See "Appendix B" to this document for a more complete description of the FFELP and the various federal loan types.)

        We manage the largest portfolio of FFELP student loans, serving over 7 million borrowers through our ownership and management of $79 billion in student loans, of which $73 billion or 92 percent are federally insured. We also serve a diverse range of clients that includes over 6,000 educational and financial institutions and state agencies. The growth in our Managed student loan portfolio, which includes both on and off-balance sheet student loans, is driven by the growth in the overall student loan marketplace, which is largely a function of enrollment levels and the cost of tuition, and by the growth in our market share. The size of the student loan market has grown steadily with student loan originations growing from $24 billion in FFY 1994 (the first year of the FDLP), to $45 billion in FFY 2002, an increase of 88 percent.

        According to the College Board, tuition and fees at four year public institutions have increased 38 percent on an inflation adjusted basis since 1992. Under the FFELP, students can only borrow up to fixed loan amounts per academic year. Loan limits have not risen since 1992. As a result, more students are turning to private credit student loans (described below) to meet their education financing needs. Approximately 60 percent of bachelor degree recipients in academic year ("AY") 1999-2000 borrowed a federal student loan compared to only 38 percent in AY 1992-1993. Also, the median amount borrowed for a graduating college student at a four year public university has grown from $6,449 in AY 1992-1993 to $15,375 today.

        The DOE predicts that the college age population will increase 13 percent by 2012 and that student loan originations will grow to $72 billion annually. Demand for education credit will be further increased by more non-traditional students (those not attending college directly from high school) and adult education.

        Our primary marketing point-of-contact is the school's financial aid office where we focus on delivering simple, flexible and cost-effective products to the schools and their students. The educational institution's financial aid office selects the preferred lenders and is therefore the main point of contact for our sales force. Our sales force is the largest in the industry, and they market our products and services on behalf of our own brands: Sallie Mae, Nellie Mae, Student Loan Funding and SLM Education Trust and on behalf of our lender partner brands, such as J.P. Morgan Chase ("Chase") and Bank One. We designed this sales coverage to maximize the potential that our brands will be placed on a school's Preferred Lender List. We also actively market the loan guarantee of United States Aids Funds, Inc. ("USA Funds") through a separate sales force.

        We acquire student loans from three sources—Preferred Channel, purchase commitments and spot market purchases. A key measure of the success of our marketing strategy is the growth in our Preferred Channel originations. Many of these loans are originated on behalf of other lenders, but are acquired by us shortly after origination. Preferred Channel student loans are our most valuable student loans because they cost the least to acquire and remain in our portfolio for a longer period of time.

        In 2002, we originated $11.9 billion of student loans through our Preferred Channel, of which a total of $8.8 billion or 74 percent was originated through our lender partners and $3.1 billion or 26 percent was originated through our own brands. Our largest lender partners are Chase and Bank One. Through our Chase joint venture, we purchase all student loans originated by Chase. In 2002, this arrangement resulted in $2.5 billion of origination volume. Our Bank One relationship is a strategic alliance under which we are the exclusive marketing and student loan origination agent for Bank One. Under a renewable, multi-year agreement, we service and purchase a significant share of Bank One's volume. In 2002, our relationship with Bank One resulted in $2.2 billion in origination volume.

        In 2002, we acquired five percent of our total student loan acquisitions through purchase commitments, which are student loans originated on another origination platform that are committed by contract to be sold to us. We also purchase loan portfolios in the spot market by competitive bid, though due to the high cost of acquisition, spot purchases accounted for six percent of total purchases in 2002.

        As the market leader in the education lending business, we supplement our marketing efforts with industry leading loan delivery systems that support our client schools. For instance, we were the first to introduce to schools an Internet-based, loan delivery system, which significantly reduced the turnaround time for student loan approvals. The current versions of this system provide real-time data linkage among schools, borrowers, lenders and guarantors, allowing our clients to transact business with us in a more efficient manner. In addition to loan delivery through the Internet, paper loan applications continue to be processed via our proprietary, internally developed origination system, ExportSS, and electronically transferred to CLASS, our proprietary, internally developed student loan-servicing platform. CLASS handles all aspects of the loan process including (a) data exchange between Loan Servicing Centers, schools, guarantors and lenders; (b) check and electronic disbursements; and (c) cancellations, returns and refunds. The benefits to our customers include shorter processing cycles, better customer service, and improved accuracy and efficiency.

Private Credit Student Loan Programs

        In addition to federal loan programs, which have statutory limits on annual and total borrowing, we offer a variety of private credit loan programs to bridge the gap between the cost of education and a student's aid package, which includes federal loans and grants and scholarships, plus self-financing resources. Over the last several years tuition has increased faster than federal student aid, resulting in private credit student loans becoming a larger percentage of the funding of the cost of education. We have also seen an increase in non-traditional education, such as career training, and have developed private credit loan products to meet this need. The growth in enrollment, tuition and loan products has fueled the growth of our private credit loan originations, which grew at a 43 percent annual rate from 2001 to 2002.

        Through SLM Financial, a wholly-owned subsidiary, we have substantially expanded our private credit loan products. These loans are not offered as a supplement to the federal program but rather an alternative to finance the needs of students in career training and lifelong learning programs. For instance, we offer the Career Training LoanSM through partnerships with higher education associations, colleges and universities, technical and trade schools and other adult learning centers. This loan, which is made by lender partners, is available to borrowers enrolled in career training courses or distance learning schools; attending a two-year or four-year proprietary school; or attending a four-year college less than half time. At December 31, 2002, we had $1.1 billion of career training loans outstanding.

        Since we bear the full credit risk for private credit student loans, all private credit student loans are underwritten and priced based upon standardized consumer credit scoring criteria. In addition, we provide price and eligibility incentives for students to obtain a credit-worthy co-borrower. Approximately 46 percent of our private credit student loan volume has co-borrowers. At December 31, 2002, we had $6.0 billion of private credit student loans outstanding or 8 percent of our total Managed student loan portfolio. (See also "Critical Accounting Policies and Estimates—Provision for Loan Losses.")

Guarantor Services, Default Management Operations and Collections

        FFELP student loans are guaranteed by various guarantee agencies with the DOE providing reinsurance to the guarantor. The guarantee agencies are non-profit institutions or state agencies that, in addition to providing the primary guarantee on FFELP loans, are responsible for the following:

  •
  Guarantee issuance—initial approval of loan terms and guarantee eligibility,

  •
  Account maintenance—maintaining and updating records on guaranteed loans,

  •
  Default aversion—assisting lenders in preventing default by delinquent borrowers,

  •
  Collection—post-default loan administration and collections.

        We provide a full complement of administrative services to student loan guarantors, primarily USA Funds (an unaffiliated entity), the nation's largest guarantor. For FFY 2002, the Company processed $8.2 billion in new FFELP loan guarantees for USA Funds and $2.5 billion for our other guarantor servicing customers. This represented 33 percent of the FFELP loan market or 24 percent of the combined FFELP and FDLP loan markets. All of these customers use our proprietary, internally developed guarantee processing system, EAGLE™. EAGLE tracks FFELP loan origination and guarantee activities. We perform most of the transaction processing ourselves, but in some cases we license the EAGLE system to guarantor clients who perform their own transaction processing. In addition to guarantor servicing, we also provide USA Funds and other guarantors with default aversion services as prescribed by the FFELP, as well as certain mutually agreed upon special default reduction activities. Guarantor servicing revenue was $140 million for 2002.

        We provide student loan default management and collections services to three types of collection segments: guarantee agencies, the DOE, and schools. Our Education Debt Services, Inc. ("EDSI") subsidiary specializes in collections for guarantors. In 2002, we acquired Pioneer Credit Recovery, Inc. ("PCR"), which is one of the largest loan collections companies for the DOE and General Revenue Corporation ("GRC"), which is one of the largest school-focused collections companies. As of December 31, 2002, the total volume of uncollected student loans and other related debts was approximately $32 billion. Of this amount, approximately $15 billion is FFELP default volume managed by guarantee agencies, $14 billion is FFELP and FDLP default volume managed by the DOE, and the remainder is made up of Perkins, institutional and privately insured student lending. Our collections subsidiaries have contracts to collect on approximately 16 percent of the outstanding guarantee agency volume and 9 percent of the DOE volume. At December 31, 2002, GRC had contracts with various colleges and universities to attempt collections of approximately 15 percent of delinquent student loans from various campus-based programs, primarily Perkins Loans. Debt management and collections revenue associated with student loans was $160 million for 2002. Additionally, we perform default prevention services and provide a small amount of collections service for mortgages, credit cards, and other consumer debt. Total debt management and collections revenue was $185 million for 2002.

Competition

        Student Loan Originations and Acquisitions—Our primary competitor for federally guaranteed student loans is the FDLP which, in its first four years of existence (FFYs 1994-1997), grew market share from 4 percent to 34 percent. Since then, the FDLP has lost market share during each of the past three years. In 2002, FDLP student loans represented 28 percent, or $12.6 billion, of the total federally guaranteed student loan market. We also face competition from a variety of financial institutions including banks, thrifts and state supported secondary markets which, in some cases, eventually sell their origination volume to us. In 2002, we originated $9.5 billion in federally insured student loans through our Preferred Channel or 21 percent of total FFELP and FDLP loan volume.

        In the private credit market, the rising cost of education is leading students and their parents to seek additional sources to finance their education. We face competition for these loans from banks and other financial institutions marketing directly to financial aid administrators and, less directly, from other sources of consumer credit, such as banks, mortgage companies, credit card issuers, and other financial institutions.

        Guarantor Servicing and Debt Management—Guarantor servicing is a highly specialized industry with a limited number of service providers. Our largest customer is USA Funds which is the designated guarantor in eight states, and represents 90 percent of our guarantor servicing revenue. In addition, we provide services to nine other guarantors. Our primary non-profit competitors are ASA, PHEAA and Great Lakes Higher Education Corporation which are state and non-profit guarantee agencies that provide third-party outsourcing to other guarantors. Our primary for-profit competitor is Guarantec, which is an outsourcing company.

        In contrast, the debt management of student loans and related debt outstanding is highly fragmented with a number of competitors in the marketplace. Using DOE data, we estimate that there is more than $32 billion in uncollected student loans and related debt outstanding as of December 31, 2002. Of this total, our debt management operations, which include portfolio management, default advisory and collections work, service approximately $5.5 billion, or 17.4 percent of the market. Primary competitors in student loan collection and rehabilitation include the NCO Group and Outsource Solutions, Inc. ("OSI").

Privatization

        The GSE was established in 1972 as a for-profit corporation under an Act of Congress for the purpose of creating a national secondary market in federal student loans. Having accomplished our original mission and with the creation of a federal competitor, the FDLP, we obtained congressional and shareholder approval to transform from a GSE to a private sector corporation, and in 1997, SLM Corporation was formed as a Delaware corporation. To complete this "privatization" we intend to wind down the operations of the GSE by September 2006. During the period in which we wind down the GSE's operations (the "Wind-Down Period" or "Wind-Down"), we do not intend to conduct new business or enter into other contractual commitments in the GSE except in connection with student loan purchases through September 30, 2006. We will also not issue new GSE debt obligations that mature after September 30, 2006. We have transferred personnel and certain assets of the GSE to the Company or other non-GSE affiliates and will continue such transfers until the privatization is complete. During the Wind-Down Period, GSE operations will be managed under arm's-length service agreements between the GSE and one or more of its non-GSE affiliates. The Privatization Act also provides certain restrictions on intercompany relations between the GSE and its affiliates during the Wind-Down Period.

        The principal benefit of shedding our GSE status is the ability to originate student loans directly, reducing our dependence on other student loan originators. Privatization has also facilitated our entry into other fee-based businesses. The principal cost of privatization is the elimination of our GSE subsidiary which provides us with liquidity through its access to the federal agency funding market, and lower cost funding through the implicit guarantee of the federal government. Much of the GSE funding advantage was eroded in 1993 with the imposition of the Offset Fee on a portion of our student loan portfolio. To accomplish privatization, we have been reducing the GSE's liabilities and refinancing the GSE's assets through securitizations and holding company borrowings, and gradually funding new assets outside the GSE. The Offset Fee does not apply to Consolidation Loans, private credit student loans, or FFELP loans held outside of the GSE, including securitized loans. (See "Appendix A" for separate GSE financial statements.)

Financing

        We currently fund our operations primarily through the sale of GSE debt securities, non-GSE student loan asset-backed securities and non-GSE debt securities, all of which we issue in both the domestic and overseas capital markets using both public offerings and private placements. The major objective when financing our business is to minimize interest rate risk through match funding of our assets and liabilities. Generally, on a pooled basis to the extent practicable, we match the interest rate and reset characteristics of our managed assets and liabilities. In this process we use derivative financial instruments extensively to reduce our interest rate and foreign currency exposure. This interest rate risk management helps us to achieve a stable student loan spread irrespective of the interest rate environment. Our student loan spread is often under pressure from adverse legislative changes, changes in asset mix and other interest exposures, so we must continue to minimize funding costs to maintain our student loan spread. We are expanding and diversifying our pool of investors by establishing debt programs in multiple markets that appeal to varied investor audiences and by educating potential investors about our business. Finally, we take appropriate steps to ensure sufficient liquidity by financing in multiple markets, which include the institutional, retail, floating rate, fixed rate, unsecured, asset-backed, domestic and international markets.

        Another important objective is to refinance GSE debt with non-GSE debt to meet the timetable of the GSE Wind-Down. Under the Privatization Act, the GSE may issue debt with maturity dates through September 30, 2008 to fund student loan and other permitted asset purchases; however, we plan to complete the GSE's dissolution by September 30, 2006 with any remaining GSE debt obligations being defeased at that time. As of December 31, 2002, we funded 54 percent of our Managed student loans with non-GSE sources, principally through securitizations. Securitization is and will continue to be our principal source of non-GSE financing, and over time, we expect that 70 percent of our funding needs will be satisfied by securitizing our loan assets and issuing asset-backed securities.

        As we refinance GSE debt we continue to look for additional ways to diversify our funding sources. Our non-GSE funding programs include:

  •
  a securitization program, established in 1995 and through which we have issued $55.7 billion in asset-backed securities through December 31, 2002;

  •
  a commercial paper program, established in 1999;

  •
  a $10 billion global medium term note program, established in the fourth quarter of 2001 and through which we have issued $6 billion in global medium term notes by December 31, 2002; and

  •
  debt issued through a $1.5 billion Securities and Exchange Commission ("SEC") shelf registration that was completed by December 31, 2001.

        Our securitization trusts typically issue several classes of debt securities rated at the triple "A" level, and are not obligations of or guaranteed for repayment by the GSE. Our securitizations provide life of loan funding for our student loan assets. They have been structured as sales which provides capital relief and also removes the 30 basis point per annum Offset Fee applicable to FFELP student loans held by the GSE. During the fourth quarter of 2002, we diversified our securitization program by completing the first private credit student loan securitization and the first securitization consisting exclusively of Consolidation Loans.

        In 2003, we expect to establish an asset-backed commercial paper program, a retail medium term note program and a Euro dollar denominated medium term note program.

        As of December 31, 2002, the Company employed 6,705 employees nationwide.

Available Information

        Copies of our annual reports on Form 10-K and our quarterly reports on Form 10-Q are available on our website free of charge as soon as reasonably practicable after we electronically file such reports with the SEC. Investors and other interested parties can access these reports at www.salliemae.com/investor/corpreports.html.

Disclosures Regarding the GSE

        By a resolution unanimously approved at its March 20, 2003 meeting, the Board of Directors of SLM Corporation has undertaken to include within this report and all future periodic reports on Form 10-K and 10-Q, until such time that the GSE dissolves, certain disclosures with respect to the GSE.

        Specifically, the Board has undertaken to provide separate financial statements for the GSE (see "Appendix A") and certain disclosures specific to the GSE in "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"). In addition, the Board has undertaken that the commitment for additional GSE disclosure as described above will not be subject to change unless approved by unanimous action of all members then in office.

        These additional disclosures are being provided in response to the U.S. Department of the Treasury's publicly stated view that GSEs should operate within the Securities and Exchange Commission-administered corporate disclosure regime.

Item 2. Properties

        The following table lists the principal facilities owned by the Company:

Location	Function	Approximate Square Feet
Reston, VA	Headquarters	396,000
Fishers, IN	Loan Servicing Data Center	450,000
Wilkes Barre, PA	Loan Servicing Center	135,000
Killeen, TX	Loan Servicing Center	136,000
Lynn Haven, FL	Loan Servicing Center	133,000
Castleton, IN	Loan Servicing Center	100,000
Marianna, FL	Back-up/Disaster Recovery Facility for Loan Servicing	94,000
Arcade, NY	Debt Management and Collections Center	34,000
Perry, NY	Debt Management and Collections Center	20,000

        The Company leases approximately 71,000 square feet for its debt management and collections center in Summerlin, Nevada. In addition, the Company leases approximately 87,748 square feet of office space in Cincinnati, Ohio for the headquarters and debt management and collections center for General Revenue Corporation. In the first quarter of 2003, the Company entered into a 10-year lease with the Wyoming County Industrial Development Authority with a right of reversion to the Company for the Arcade and Perry, New York facilities. The Company also leases an additional 10,000 square feet in Perry, New York for Pioneer Credit Recovery, Inc.'s debt management and collections business. With the exception of the Pennsylvania loan servicing center, none of the Company's facilities is encumbered by a mortgage. The Company believes that its headquarters, loan servicing centers and debt management and collections centers are generally adequate to meet its long-term student loan and new business goals. The Company's principal office is located in owned space at 11600 Sallie Mae Drive, Reston, Virginia, 20193.

Item 3. Legal Proceedings.

        The Company and various affiliates are defendants in a lawsuit filed on September 16, 2002 by College Loan Corporation ("CLC") in the United States District Court for the Eastern District of Virginia. The complaint includes breach of contract and tort claims alleging that the Company failed to fulfill its loan servicing obligations to CLC with respect to consolidation loans, primarily by wrongfully relying on an erroneous interpretation of the Higher Education Act's "single holder" rule to divert to the Company itself loans that the Company should have consolidated for CLC. In addition, the complaint includes various antitrust claims, including a claim that the Company entered into or attempted to enter into a combination with three credit reporting agencies to boycott CLC by not providing lists of student loan borrowers.

        The Complaint seeks compensatory damages of at least $50,000,000, punitive damages of $350,000 and treble damages under the antitrust claims.

        The breach of contract and common law tort claims were significantly narrowed by the Court's ruling on December 10, 2002, partially granting the Company's motion to dismiss. The Court held that claims based on the Company's interpretation of the single holder rule were barred by the Higher Education Act.

        Management believes that, as a result of the December 2002 order, the scope of the case has been significantly narrowed and is not material with respect to the breach of contract and tort claims. Further, management believes that CLC's antitrust claims lack merit and intends to mount a vigorous defense. The case is scheduled to go to trial on May 5, 2003.

        The Company, together with a number of other FFELP industry participants, filed a lawsuit challenging the Department of Education's interpretation of and non-compliance with provisions in the Higher Education Act governing origination fees and repayment incentives on loans made under the FDLP, as well as interest rates for Direct Consolidation Loans. The lawsuit, which was filed November 3, 2000 in the United States District Court for the District of Columbia, alleges that the Department's interpretations of and non-compliance with these statutory provisions are contrary to the statute's unambiguous text, and are arbitrary, capricious, an abuse of discretion, or otherwise not in accordance with law, and violate both the HEA and the Administrative Procedure Act. The Company and the other plaintiffs and the Department of Education have filed cross-motions for summary judgment. The Court has not ruled on these motions.

Item 4. Submission of Matters to a Vote of Security-Holders

        Nothing to report.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's Common Stock is listed and traded on the New York Stock Exchange under the symbol SLM. The number of holders of record of the Company's Common Stock as of March 17, 2003 was 547. The following table sets forth the high and low sales prices for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

COMMON STOCK PRICES

		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2002	High	$99.24	$99.85	$99.05	$106.95
	Low	77.00	90.31	79.75	92.62
2001	High	76.50	75.55	84.60	87.99
	Low	55.87	63.55	73.09	80.45

        The Company paid regular quarterly dividends of $.175 per share on the Common Stock for the first three quarters of 2001, $.20 for the fourth quarter of 2001 and the first three quarters of 2002 and $.25 for the fourth quarter of 2002 and the first quarter of 2003.

Item 6. Selected Financial Data

Selected Financial Data 1998-2002
(Dollars in millions, except per share amounts)

        The following table sets forth selected financial and other operating information of the Company. The selected financial data in the table is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

	2002	2001	2000	1999	1998
Operating Data:
Net interest income	$1,009	$873	$642	$694	$651
Net income	792	384	465	501	501
Basic earnings per common share	5.06	2.34	2.84	3.11	2.99
Diluted earnings per common share	4.93	2.28	2.76	3.06	2.95
Dividends per common share	.85	.73	.66	.61	.57
Return on common stockholders' equity	46%	30%	49%	78%	81%
Net interest margin	2.08	1.82	1.52	1.85	1.93
Return on assets	1.60	.78	1.06	1.28	1.41
Dividend payout ratio	17	32	24	20	19
Average equity/average assets	3.44	2.66	2.34	1.59	1.65
Balance Sheet Data:
Student loans, net	$42,340	$41,001	$37,647	$33,809	$28,283
Total assets	53,175	52,874	48,792	44,025	37,210
Total borrowings	47,861	48,350	45,375	41,988	35,399
Stockholders' equity	1,998	1,672	1,415	841	654
Book value per common share	12.01	9.69	7.62	4.29	3.98
Other Data:
Securitized student loans, net	$35,785	$30,725	$29,868	$19,467	$18,059

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Years ended December 31, 2000-2002
(Dollars in millions, except per share amounts)

OVERVIEW

        The Company is the largest private source of funding, delivery and servicing support for education loans in the United States primarily through its participation in the Federal Family Education Loan Program ("FFELP"). The Company provides a wide range of financial services, processing capabilities and information technology to meet the needs of educational institutions, lenders, students and their families, and guarantee agencies. The Company's primary business is to originate and hold student loans, but the Company also provides fee-based student loan related products and services and earns servicing fees for student loan servicing and guarantee processing, and student loan default management and loan collections. SLM Corporation is a holding company that operates through a number of subsidiaries including Student Loan Marketing Association, a federally chartered government-sponsored enterprise (the "GSE"). References herein to the "Company" refer to SLM Corporation and its subsidiaries.

        Our results can be materially affected by changes in:

  •
  Applicable laws and regulations, which may change the volume, average term and effective yields of student loans under the FFELP or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company;

  •
  The demand for education financing;

  •
  The competition for education financing;

  •
  The financing preferences of students and their families;

  •
  The general interest rate environment and credit spreads;

  •
  The funding spreads on our non-GSE financing activities;

  •
  Prepayment rates on student loans, including prepayments through loan consolidation;

  •
  The securitization market for fixed income securities backed by education loans, either by increasing the costs or limiting the availability of financing; and

  •
  Borrower default rates.

        The majority of our student loan purchases and on-balance sheet financing of student loans occurs in the GSE. We finance such purchases through the issuance of GSE debt obligations and through student loan securitizations. In a securitization, we sell student loans from the GSE to a trust that issues bonds backed by the student loans as part of the transaction. Once securitized, the GSE no longer owns the student loans and the bonds issued by the trust are not obligations of the GSE. In 1997, we transferred all personnel and certain assets of the GSE to the Company or other non-GSE affiliates and, as a consequence, the operations of the GSE are managed by us through a management services agreement. We will continue to transfer the GSE's assets throughout the Wind-Down Period. We also service the majority of the GSE's student loans under a servicing agreement between the GSE and Sallie Mae Servicing, LP. All student loans that we originate on our behalf are owned by non-GSE subsidiaries of the Company from inception.

        We have provided the discussion of the GSE within the context of this MD&A because a substantial portion of the Company's operations is conducted through the GSE. MD&A disclosures applicable solely to the GSE are included at the end of this MD&A in the section titled "Student Loan Marketing Association." The discussion that follows regarding our interest income and expenses from on-balance sheet assets and liabilities is applicable to both the Company and the GSE. Likewise, because all of our FFELP securitizations to date have originated from the GSE, the discussion of the securitization gains and securitization revenue is applicable to both the Company and the GSE. On the other hand, the discussions of our off-balance sheet loans, our fee-based businesses, and our operations on a Managed Basis, as well as the discussions set forth below under the headings, "Selected Financial Data," "Other Income," "Federal and State Taxes" and "Alternative Performance Measures" do not address the GSE and relate to the Company on a consolidated basis. As of December 31, 2002, 85 percent of the Company's consolidated on-balance sheet assets were held by the GSE, and 93 percent of the Company's interest income was derived from assets held by and financed by the GSE. In addition, 50 percent of our private credit student loans were held by non-GSE affiliates. For the year ended December 31, 2002, 78 percent of our fee income was generated by non-GSE fee-based businesses. The GSE has no employees, so the management of its operations is provided by a non-GSE subsidiary of the Company under a management services agreement. During the year, the GSE transferred $3.4 billion in private credit student loans in a series of transactions to a non-GSE subsidiary of the Company and recognized gains of $165 million. All intercompany transactions between the GSE and the Company and its non-GSE subsidiaries have been eliminated in the Company's consolidated financial statements.

Financial Highlights for 2002

        Listed below are some of the additional performance measures that management uses to assess the business.

	Years ended December 31,
	2002	2001	2000
Diluted earnings per share	$4.93	$2.28	$2.76
Student loan spread	2.40%	2.01%	1.82%
Net interest margin	2.08%	1.82%	1.52%
Servicing and securitization revenue	$629	$634	$296
Gains on student loan securitizations	338	75	92
Derivative market value adjustment	(204)	(452)	—
Fee and other income	513	439	282
Gains (losses) on sales of securities	(255)	(178)	19
Operating expenses	690	708	586
Managed student loan acquisitions	16,525	14,426	21,294
Preferred Channel originations	11,870	10,093	7,321
Loans securitized	13,670	6,439	8,736
Ending on-balance sheet student loans	42,339	41,001	37,647
Ending off-balance sheet student loans	35,785	30,725	29,868
Managed student loans	78,124	71,726	67,515
Managed Basis student loan spread	1.88%	1.81%	1.70%

The main drivers of our earnings are:

  •
  the growth in the Managed portfolio of student loans;

  •
  the student loan spread including the effect of Floor Income;

  •
  the number, size and mix of student loans in securitizations, which influence the level of securitization gains;

  •
  cost effective financing;

  •
  servicing and securitization revenue;

  •
  the derivative market value adjustment;

  •
  guarantor servicing fees, default management operations and collections services and other fee income; and

  •
  loan servicing, acquisition, and operating expenses.

        For the year ended December 31, 2002, our net income was $792 million ($4.93 diluted earnings per share), versus net income of $384 million ($2.28 diluted earnings per share) in 2001. The $408 million or 106 percent increase in net income can mainly be attributed to higher average balances in Managed student loans, securitization gains, the after-tax $161 million reduction in the loss on the derivative market value adjustment, and the $65 million after-tax increase in Floor Income.

        The growth in our Managed student loans benefits net income through the spread earned by student loans on-balance sheet, by gains on securitizing such loans, and by the residual cash flows earned as servicing and securitization revenue from the securitized student loans. The growth in our Managed student loan portfolio is therefore an important driver of future earnings. For 2002, our Managed student loan portfolio grew by $6.4 billion from $71.7 billion at December 31, 2001 to $78.1 billion at December 31, 2002. This growth in the student loan portfolio was fueled by the $16.5 billion in new Managed student loans acquired in 2002, a 15 percent increase over the $14.4 billion acquired in 2001. In 2002, we originated $11.9 billion of student loans through our Preferred Channel, an increase of 18 percent over the $10.1 billion originated in 2001.

        The Managed student loan spread which measures the spread earned on our portfolio of Managed student loans is an important driver of net income, and for the years ended December 31, 2002 and 2001, the Managed student loan spread, exclusive of Floor Income, was 1.88 percent and 1.81 percent, respectively. The increase in the Managed student loan spread is attributable to the increase in the proportion of private credit student loans, partially offset by the increase in lower yielding Consolidation Loans. The spread also benefitted from our financing activities.

        On a Managed Basis, in 2002, we earned $474 million of Floor Income, net of payments under Floor Income Contracts, an increase of $139 million or 41 percent over 2001. This increase was largely driven by lower average interest rates during the period.

        The $5 million decrease in servicing and securitization revenue for the year ended 2002 versus 2001 was mainly caused by the increase in the Constant Prepayment Rate ("CPR") assumption from 7 percent to 9 percent that was made in the second quarter of 2002 to reflect the impact of increased Consolidation Loan activity on student loans in the securitization trusts. Loans consolidated from the trusts are considered prepayments from the trust's perspective and shorten the average life of the trust. The shorter average life resulted in a $38 million other than temporary impairment of the Retained Interest asset that was recognized as a reduction to securitization revenue in the second quarter of 2002. This decrease was partially offset by the increase in revenue from the average balance of securitized loans and Floor Income earned on the securitized loan portfolio.

        Under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (see "Critical Accounting Policies and Estimates—Derivative Accounting"), some of our derivatives, primarily Floor Income Contracts and basis swaps, are not considered effective hedges because they do not extend to the full term of the hedged item and are therefore required to be valued at fair value while the hedged item is not. The losses from the derivative market value adjustment are mainly due to declining interest rates and narrower spreads between LIBOR and Treasury bill indices, that caused the market value of the Floor Income Contracts and basis swaps to decrease.

        The losses on sales of securities are primarily due to losses from the early termination or expiration of Eurodollar futures that did not qualify for hedge treatment under SFAS No. 133. Included in the Eurodollar futures losses are losses incurred where we, in connection with our interest rate risk management and capital planning activities, terminated several hedges and subsequently replaced them with longer term and more economically advantageous hedges which will benefit earnings spreads in future periods.

        We continue to expand our fee-based businesses, primarily guarantor servicing, debt management services, and loan servicing. During the first quarter of 2002, we acquired two debt management companies that added $69 million in fee revenue. In total, the debt management businesses generated gross revenue of $185 million in 2002, an increase of 53 percent from 2001. Guarantor servicing fees increased by 4 percent in 2002 versus 2001.

        We actively manage our operating expenses, which despite the acquisition of two debt management companies and the continued growth of the business, decreased to $690 million for the year ended December 31, 2002 from $708 million in 2001. The reduction in operating expenses that offset the increased costs from the new businesses and internal growth is mainly due to the realization of synergies from the USA Group acquisition and increased operating efficiencies.

        In 2002, we repurchased 7.3 million shares in connection with our common stock repurchase program. This was accomplished mainly through the settling of equity forward contracts. The share repurchases netted against the 4.4 million common share issuances related to benefit plans reduced common stock outstanding by 2.9 million shares. In recent years, the pace of our share repurchases has decelerated as we build capital in connection with the GSE Wind-Down.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the "Notes to the Consolidated Financial Statements" includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

        On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most "critical"—that is, they are most important to the portrayal of our financial condition and results of operations and they require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies include: securitization accounting, provision for loan losses, and derivative accounting.

Securitization Accounting

        We regularly engage in securitization transactions as part of our financing strategy. In a securitization, we sell student loans to a trust that issues bonds backed by the student loans as part of the transaction. When our securitizations meet the sale criteria of SFAS No. 140, "Accounting for

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of SFAS No. 125," we record a gain on the sale of the student loans.

        To meet the sale criteria of SFAS No. 140, we structure our securitizations using two-step transactions with a qualifying special purpose entity ("QSPE") that legally isolates the transferred assets from the Company, even in the event of bankruptcy. Also, each transaction is structured to ensure that the holders of the beneficial interests issued by the QSPE are not constrained from pledging or exchanging their interests, and that the Company does not maintain effective control over the transferred assets. All of our securitization structures through 2002 have been accomplished by issuing the loans in QSPEs; however, in January of 2003, we structured a securitization of Consolidation Loans such that the requirements of being a QSPE were not met, and the securitization vehicle was considered a variable interest entity and was accounted for on-balance sheet.

        We calculate gains on our securitizations by taking the difference between the fair value of the assets sold and their carrying value. When determining the carrying value of the student loan portfolio being securitized, we must estimate the student loan premiums, loan loss reserves and borrower benefits that are applicable to the portfolio of student loans being securitized.

        The Retained Interests in each of our securitizations are treated as available-for-sale securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and therefore must be marked-to-market and unrealized gains and losses must be recognized, net of tax, in other comprehensive income in stockholders' equity. Since there are no quoted market prices for our Retained Interests, we must estimate their fair value both initially and each subsequent quarter using the key assumptions listed below that are considered when estimating the securitization gain on the sale of student loans:

  •
  The projected net interest yield from the underlying securitized loans;

  •
  The calculation of the Embedded Floor Income associated with the securitized loan portfolio (see below);

  •
  The compound rate of student loan prepayment—referred to as the constant prepayment rate (or "CPR");

  •
  The discount rate used to calculate the Residual Interest commensurate with the risks involved;

  •
  The projected average life or remaining term of the securitized loan portfolio; and

  •
  The expected credit losses from the underlying securitized loan portfolio.

        The fair value of the Fixed Rate Embedded Floor Income earned on securitized loans is estimated for the life of the loan and included in the fair value of the Residual Interest at the time of the sale and each subsequent quarter. This estimate is based on a discounted cash flow calculation that considers the current borrower rate, SAP spreads and the term for which the loan is eligible to earn Floor Income as well as time value, yield curve and volatility factors. The Variable Rate Embedded Floor Income, which is earned until the July 1 reset date of the loans, is estimated and included in the quarterly mark-to-market valuations of the Residual Interest.

        The estimate of the CPR affects the estimate of the average life of the securitized trusts and therefore affects the valuation estimate of the Residual Interest. Prepayments shorten the average life of the trust, and if all other factors remain equal, will reduce the value of the Retained Interest asset and the securitization gain on sale. Student loan prepayments come from three principal sources: actual borrower prepayments, reimbursements of student loan defaults from the guarantor and consolidation of loans from the trust. We use historical statistics on prepayments, borrower defaults, and trends in Consolidation Loans to estimate the amount of prepayments. When a loan is consolidated from the trust either by us or a third party, the loan is repurchased from the trust and is treated as a prepayment. In cases where the loan is consolidated by us, it will be recorded as an on-balance sheet asset. Due to the historically low interest rate environment, we have experienced an increase in Consolidation Loan activity for several quarters. We believe that this trend will continue for the foreseeable future. As a result, in the second quarter of 2002, we increased the estimated CPR from 7 percent to 9 percent per annum. The change in the CPR assumption resulted in a $59 million after-tax other than temporary impairment of the Retained Interest asset, of which $38 million ($25 million after-tax) reduced securitization revenue in the second quarter of 2002, and $34 million was an after-tax reversal of previously recorded unrealized gains in other comprehensive income as a component of equity. The change in the CPR assumption also reduced the gains on the loan portfolios securitized during the second, third and fourth quarters of 2002 relative to previous transactions.

        We record interest income and periodically evaluate our Retained Interests for other than temporary impairment in accordance with the Emerging Issues Task Force ("EITF") Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Under this standard, on a quarterly basis we estimate the cash flows to be received from our Retained Interests. In cases where our estimate of future cash flows is below our initial estimate when the asset is acquired, the Retained Interest is written down to fair value through earnings as an other than temporary impairment. Interest income is recorded using the effective interest method using the most current cash flows.

        We also receive income for servicing the loans in our securitization trusts. We assess the amounts received as compensation for these activities at inception and on an ongoing basis to determine if the amounts received are adequate compensation as defined in SFAS No. 140. To the extent such compensation is determined to be only adequate compensation, no servicing asset or obligation is recorded.

Provision for Loan Losses

        The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans. We evaluate the adequacy of the provision for losses on our federally insured portfolio of student loans separately from our non-federally insured portfolio of private credit student loans.

        A large percentage of our private credit student loans have not matured to a point at which predictable loan loss patterns have developed, so to calculate the private credit student loan loss reserve, we must rely on a combination of our own historic data, such as recent trends in delinquencies, the credit profile of the borrower and/or co-signer, loan volume by program, and charge-offs and recoveries. We use this data in internally developed statistical models to estimate the amount of losses, net of subsequent collections, that are projected to be incurred on the portfolio of private credit student loans.

        When calculating the private credit student loan loss reserve, we subdivide the portfolio into various categories such as loans with co-borrowers, months into repayment, and type of program. We then estimate defaults by cohort (loans grouped by the year in which they entered into repayment status) based on the borrower(s) credit profile, net of an estimate of collections by cohort for both new and previously defaulted loans. Private credit student loans are charged off against the allowance when they are 212 days delinquent depending on the type of loan and historic patterns of losses. This policy is periodically reconsidered by management as trends develop. Private credit student loans continue to accrue interest until they are charged off and removed from the active portfolio. Recoveries on loans charged off are recorded directly to the reserve.

        The loan loss reserve attributable to federally insured loans consists of two components: the Risk Sharing reserve and a reserve for rejected guarantor claims losses, caused mainly by servicing defects. The Risk Sharing reserve is an estimate based on the amount of loans subject to Risk Sharing and on the historical experience of losses. The rejected claims loss reserve is based on the historical trend of ultimate losses on loans initially rejected for reimbursement by the guarantor. Since FFELP loans are guaranteed as to both principal and interest, they continue to accrue interest until such time that they are paid by the guarantor. Once a student loan is rejected for claim payment, our policy is to continue to pursue the recovery of principal and interest, whether by curing the reject or collecting from the borrower. We attempt to cure the reject by engaging in extensive collection efforts including repeated and methodical mail and phone contact with borrowers and co-borrowers. We have a history of successfully curing rejected claims within two years and, as a result, our policy is to charge off an unpaid claim once it has aged to two years

        Accordingly, the evaluation of the provision for loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. Management believes that the provision for loan losses is adequate to cover probable losses in the student loan portfolio.

Derivative Accounting

        We use interest rate swaps, interest rate futures contracts, interest rate cap contracts, and Floor Income Contracts as an integral part of our overall risk management strategy to manage interest rate risk arising from our fixed rate and floating rate financial instruments. We account for these instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. We determine fair value for our derivative contracts using pricing models that consider current market and contractual prices for the underlying financial instruments, as well as time value and yield curve or volatility factors underlying the positions. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized; the use of different pricing models or assumptions could produce different financial results.

        Many of our derivatives, mainly standard interest rate swaps and certain interest rate futures contracts, qualify as effective hedges under SFAS No. 133. For these derivatives, we document the relationship between the hedging instrument and the hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions at the inception of the hedging relationship. We link each derivative to either a specific asset or liability on the balance sheet or expected future cash flows, and designate them as either fair value or cash flow hedges. Fair value hedges are designed to hedge our exposure to changes in fair value of a fixed rate asset or liability ("fair value" hedge), while cash flow hedges are desired to hedge our exposure to variability of either a floating rate asset's or liability's cash flows or expected fixed rate debt issuance ("cash flow" hedge). For effective fair value hedges we mark-to-market both the hedge and the hedged item with any difference recorded immediately in the income statement. For effective cash flow hedges, changes in the fair value of the cash flow hedge are deferred in other comprehensive income, net of tax, and recognized in earnings in the same period as the earnings effects of the hedged item. The assessment of the hedge's effectiveness is performed on an ongoing basis, and is tested on at least a quarterly basis. When it is determined that a derivative is not currently an effective hedge or it will not be one in the future, we discontinue the hedge accounting prospectively and cease recording changes in the fair value of the hedged item to market.

        We also have a number of derivatives, primarily Floor Income Contracts, certain Eurodollar futures contracts, interest rate caps and basis swaps, that we believe are effective economic hedges, but are not considered effective hedges under SFAS No. 133. They are considered ineffective under SFAS No. 133 because they are hedging only a portion of the term of the underlying risk or hedging an off-balance sheet financial instrument for which the hedged risk is retained in our Residual Interest. These derivatives are classified as "trading" for GAAP purposes and as a result they are marked-to-market through GAAP earnings with no consideration for the price fluctuation of the hedged item.

SELECTED FINANCIAL DATA

Condensed Statements of Income

				Increase (decrease)
	Years ended December 31,			2002 vs. 2001		2001 vs. 2000
	2002	2001	2000	$	%	$	%
Net interest income	$1,009	$873	$642	$136	16%	$231	36%
Less: provision for losses	117	66	32	51	77	34	105

Net interest income after provision for losses	892	807	610	85	11	197	32
Gains on student loan securitizations	338	75	92	263	349	(17)	(18)
Servicing and securitization revenue	629	634	296	(5)	(1)	338	115
(Losses) gains on sales of securities, net	(255)	(178)	19	(77)	(43)	(197)	(1,058)
Derivative market value adjustment	(204)	(452)	—	248	55	(452)	(100)
Guarantor servicing and debt management fees	325	255	128	70	28	127	99
Other income	188	184	153	4	2	31	20
Operating expenses	690	708	586	(18)	(3)	122	21
Income taxes	431	223	236	208	93	(13)	(5)
Minority interest in net earnings of subsidiary	—	10	11	(10)	(100)	(1)	(6)

Net income	792	384	465	408	106	(81)	(17)
Preferred stock dividends	12	12	12	—	—	—	—

Net income attributable to common stock	$780	$372	$453	$408	110%	$(81)	(18)%

Basic earnings per share	$5.06	$2.34	$2.84	$2.72	116%	$(.50)	(18)%

Diluted earnings per share	$4.93	$2.28	$2.76	$2.65	116%	$(.48)	(17)%

Dividends per common share	$.85	$.73	$.66	$.12	17%	$.07	11%

Condensed Balance Sheets

			Increase (decrease)
	December 31,		2002 vs. 2001		2001 vs. 2000
	2002	2001	$	%	$	%
Assets
Federally insured student loans, net	$37,168	$36,777	$391	1%	$2,496	7%
Private credit student loans, net	5,171	4,224	947	22	858	25
Academic facilities financings and other loans	1,202	1,998	(796)	(40)	(22)	(1)
Cash and investments	4,990	5,557	(567)	(10)	(202)	(4)
Retained Interest in securitized receivables	2,146	1,859	287	15	898	93
Goodwill and acquired intangible assets	586	566	20	4	(48)	(8)
Other assets	1,912	1,893	19	1	102	6

Total assets	$53,175	$52,874	$301	1%	$4,082	8%

Liabilities and Stockholders' Equity
Short-term borrowings	$25,619	$31,065	$(5,446)	(18)%	$601	2%
Long-term notes	22,242	17,285	4,957	29	2,374	16
Other liabilities	3,316	2,852	464	16	1,064	60

Total liabilities	51,177	51,202	(25)	—	4,039	9

Minority interest in subsidiary	—	—	—	—	(214)	(100)
Stockholders' equity before treasury stock	4,703	3,750	953	25	1,200	47
Common stock held in treasury at cost	2,705	2,078	627	30	943	83

Total stockholders' equity	1,998	1,672	326	19	257	18

Total liabilities and stockholders' equity	$53,175	$52,874	$301	1%	$4,082	8%

RESULTS OF OPERATIONS

NET INTEREST INCOME

        Net interest income is derived largely from our portfolio of student loans that remain on-balance sheet. The "Taxable Equivalent Net Interest Income" analysis set forth below is designed to facilitate a comparison of non-taxable asset yields to taxable yields on a similar basis. Additional information regarding the return on our student loan portfolio is set forth under "Student Loans—Student Loan Spread Analysis." Information regarding the provision for losses is contained in Note 5 in the "Notes to Consolidated Financial Statements."

        Taxable equivalent net interest income for the year ended December 31, 2002 versus the year ended December 31, 2001 increased by $136 million while the net interest margin increased by 26 basis points. The increase in taxable equivalent net interest income for the year ended December 31, 2002 was primarily due to the lower interest rate environment in 2002, which led to an increase of $100 million in Floor Income (see "Student Loan Spread Analysis"), and the $3.1 billion increase in the average balance of student loans. The increase in the net interest margin reflects the higher average balance of student loans as a percentage of average total earning assets, the increased proportion of higher yielding private credit student loans and the increase in Floor Income. This increase was partially offset by the increase of lower-yielding Consolidation Loans.

        Taxable equivalent net interest income for the year ended December 31, 2001 versus the year ended December 31, 2000 increased by $225 million while the net interest margin increased by 30 basis points. The increase in taxable equivalent net interest income for the year ended December 31, 2001 was primarily due to the lower interest rate environment in 2001 which led to an increase of $119 million in Floor Income. The net interest margin increase is reflective of the higher average balance of student loans as a percentage of average total earning assets and the increase in Floor Income. This is partially offset by the increase in our portfolio of lower-yielding "in school" loans obtained through our Preferred Channel, which has decreased the average SAP in the student loan yield.

Taxable Equivalent Net Interest Income

        The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

				Increase (decrease)
	Years ended December 31,			2002 vs. 2001		2001 vs. 2000
	2002	2001	2000	$	%	$	%
Interest income
Student loans	$2,028	$2,528	$2,854	$(500)	(20)%	$(326)	(11)%
Academic facilities financings and other loans	96	125	144	(29)	(24)	(19)	(12)
Investments	88	344	481	(256)	(74)	(137)	(29)
Taxable equivalent adjustment	18	18	24	—	2	(6)	(29)

Total taxable equivalent interest income	2,230	3,015	3,503	(785)	(26)	(488)	(14)
Interest expense	1,203	2,124	2,837	(921)	(43)	(713)	(25)

Taxable equivalent net interest income	$1,027	$891	$666	$136	15%	$225	34%

Average Balance Sheets

        The following table reflects the rates earned on earning assets and paid on interest bearing liabilities for the years ended December 31, 2002, 2001 and 2000.

	Years ended December 31,
	2002		2001		2000
	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Student loans	$43,082	4.71%	$40,025	6.32%	$34,637	8.24%
Academic facilities financings and other loans	1,460	7.19	1,968	6.98	1,947	8.17
Investments	4,885	1.98	6,999	5.00	7,338	6.68

Total interest earning assets	49,427	4.51%	48,992	6.15%	43,922	7.98%

Non-interest earning assets	4,758		4,495		2,711

Total assets	$54,185		$53,487		$46,633

Average Liabilities and Stockholders' Equity
Six month floating rate notes	$3,006	1.76%	$4,112	4.17%	$4,660	6.49%
Other short-term borrowings	27,159	2.02	31,540	4.18	30,670	6.40
Long-term notes	19,757	3.04	14,047	4.51	8,636	6.61

Total interest bearing liabilities	49,922	2.41%	49,699	4.27%	43,966	6.45%

Non-interest bearing liabilities	2,397		2,366		1,574
Stockholders' equity	1,866		1,422		1,093

Total liabilities and stockholders' equity	$54,185		$53,487		$46,633

Net interest margin		2.08%		1.82%		1.52%

Rate/Volume Analysis

        The Rate/Volume Analysis below shows the relative contribution of changes in interest rates and asset volumes.

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
2002 vs. 2001
Taxable equivalent interest income	$(785)	$(835)	$50
Interest expense	(921)	(949)	28

Taxable equivalent net interest income	$136	$114	$22

2001 vs. 2000
Taxable equivalent interest income	$(488)	$(910)	$422
Interest expense	(713)	(1,090)	377

Taxable equivalent net interest income	$225	$180	$45

Student Loans

        Our student loan balance consists of federally insured student loans, private credit student loans and student loan participations. We account for premiums paid, discounts received and certain origination costs incurred on the acquisition of student loans in accordance with SFAS No. 91,

"Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." The unamortized portion of the premiums and discounts are included in the carrying value of the student loan on the consolidated balance sheet. We recognize income on our student loan portfolio based on the expected yield of the student loan after giving effect to the amortization of purchase premiums and the accretion of student loan discounts including borrower incentive programs. When student loans are sold in a securitization, the unamortized premium or discount relating to such loans is allocated between the assets sold and the Retained Interest with the portion allocated to the assets sold included in the gain calculation (see "Securitization Program"). Origination fees charged on private credit student loans are deferred and in effect become a student loan discount, which is amortized to income over the lives of the student loans. In the table below, this amortization is netted with the amortization of the premiums.

Student Loan Spread Analysis

        The following table analyzes the spread on student loans both on-balance sheet and those off-balance sheet in securitization trusts. For student loans on-balance sheet, the amortization of premiums or discounts, the Consolidation Loan Rebate and Offset Fees, and yield adjustments from borrower benefit programs are netted against student loan interest income on the consolidated statements of income. For student loans off-balance sheet, we earn interest on our Retained Interests in the trusts, Floor Income from securitized loans not recognized in the gain on sale calculation and servicing and administration fees for servicing the securitized student loan portfolios. These revenue streams added together constitute servicing and securitization revenue. (See "Securitization Program—Servicing and Securitization Revenue.")

	Years ended December 31,
	2002	2001	2000
On-Balance Sheet
Student loan yields, before Floor Income	5.01%	6.72%	8.91%
Floor Income	.47	.33	—
Consolidation Loan Rebate Fees	(.40)	(.30)	(.27)
Offset Fees	(.10)	(.13)	(.13)
Borrower benefits	(.08)	(.07)	(.07)
Premium and origination fee amortization	(.19)	(.23)	(.20)

Student loan net yield	4.71	6.32	8.24
Student loan cost of funds	(2.31)	(4.31)	(6.42)

Student loan spread	2.40%	2.01%	1.82%

Off-Balance Sheet
Servicing and securitization revenue, before Floor Income	1.21%	1.39%	1.14%
Floor Income on securitized loans	.74	.68	.01

Servicing and securitization revenue	1.95%	2.07%	1.15%

Average Balances (in millions of dollars)
On-balance sheet student loans	$43,082	$40,025	$34,637
Securitized student loans	32,280	30,594	25,711

Managed student loans	$75,362	$70,619	$60,348

        The student loan spread has increased in each of the last three years from 1.82 percent in 2000 to 2.40 percent in 2002. Exclusive of the effects of Floor Income, the student loan spread increased by 25 basis points in 2002 versus 2001. This increase was due to several factors. First, we have lowered our funding costs for on-balance sheet loans through lower funding spreads and through the refinancing of some higher rate debt. Losses on such refinancings are included in losses on sales of securities in other income. Second, the percentage of private credit student loans in the on-balance sheet student loan portfolio increased to 12.2 percent in 2002, from 10.2 percent in 2001. These loans are subject to credit risk and therefore earn higher spreads which average 4.51 percent for the private credit student loan portfolio versus a spread of 1.93 percent for guaranteed student loans, before Floor Income. These positive effects are offset by the continued growth in our Consolidation Loans, which are lower yielding due mainly to Consolidation Loan Rebate Fees. The 19 basis point increase in the student loan spread from 2000 to 2001 is primarily due to higher Floor Income.

Floor Income

        For on-balance sheet student loans, Floor Income is included in student loan income. For off-balance student loans, Fixed Rate Embedded Floor Income is estimated using a discounted cash flow of Floor Income and included in the Residual Interest. Variable Rate Embedded Floor Income, which by definition is earned in less than one year, is recognized as earned in servicing and securitization revenue.

        Due to the low average Treasury bill and commercial paper rates in 2002, we earned $219 million of Floor Income from on-balance sheet student loans, net of payments under Floor Income Contracts (see "Student Loan Floor Income Contracts"), of which $104 million was Fixed Rate Floor Income and $115 million was Variable Rate Floor Income. In comparison, in 2001, we earned $119 million of Floor Income from on-balance sheet student loans, net of payments under Floor Income Contracts, of which $43 million was Fixed Rate Floor Income and $76 million was Variable Rate Floor Income. Higher average interest rates in 2000 decreased our Floor Income from on-balance sheet student loans, net of payments under Floor Income Contracts, to $3 million, of which $2 million was Fixed Rate Floor Income and $1 million was Variable Rate Floor Income.

Student Loan Floor Income Contracts

        With the adoption of SFAS No. 133 on January 1, 2001, the upfront payments from Floor Income Contracts are no longer amortized to student loan income, but are accounted for based on the change in their fair market value and reported as a component of the derivative market value adjustment in other liabilities. At December 31, 2002, the notional amount of Floor Income Contracts totaled $23.6 billion, of which $7.2 billion are contracts that commence in October 2004.

        The following table analyzes the ability of the FFELP student loans in our Managed portfolio of student loans to earn Floor Income at December 31, 2002 and 2001, based on current interest rates versus the last Treasury bill auctions applicable to those periods (1.21 percent in 2002 and 1.74 percent in 2001 for fixed and variable rate loans). Commercial paper rate loans are based upon the last commercial paper rate applicable to those periods (1.30 percent in 2002 and 1.81 percent in 2001). The table includes only Floor Income Contracts that are economically hedging Floor Income in the current period.

	December 31, 2002			December 31, 2001
(Dollars in billions)	Fixed borrower rate	Annually reset borrower rate	Total	Fixed borrower rate	Annually reset borrower rate	Total
Student loans eligible to earn Floor Income:
On-balance sheet student loans	$20.7	$10.5	$31.2	$15.1	$13.9	$29.0
Off-balance sheet student loans	4.6	27.3	31.9	3.1	25.5	28.6

Managed student loans eligible to earn Floor Income	25.3	37.8	63.1	$18.2	$39.4	$57.6
Less notional amount of Floor Income Contracts	(16.4)	—	(16.4)	(13.5)	(5.0)	(18.5)

Net Managed student loans eligible to earn Floor Income	$8.9	$37.8	$46.7	$4.7	$34.4	$39.1

Net Managed student loans earning Floor Income	$7.9	$37.8	$45.7	$4.7	$34.4	$39.1

Activity in the Allowance for Student Loan Losses

        The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans.

        An analysis of our allowance for student loan losses is presented in the following table:

	Years ended December 31,
	2002	2001	2000
Balance at beginning of year	$252	$225	$203
Provision for student loan losses:
Private credit loans	94	36	6
Federally insured loans	16	33	24

Total provision for student loan losses	110	69	30
Reserves acquired in acquisition	—	—	7
Other	(30)	15	22
Charge-offs:
Private credit loans	(76)	(39)	(11)
Federally insured loans	(9)	(14)	(14)

Total charge-offs	(85)	(53)	(25)
Recoveries:
Private credit loans	9	3	1
Federally insured loans	2	7	4

Total recoveries	11	10	5
Net charge-offs	(74)	(43)	(20)

Reduction for sale of student loans	(27)	(14)	(17)

Balance at end of year	$231	$252	$225

Allocation of the allowance for student loan losses:
Private credit loans	$181	$194	$172
Federally insured loans	50	58	53

Total allowance for student loan losses	$231	$252	$225

Net charge-offs as a percentage of average student loans	.17%	.11%	.06%
Total allowance as a percentage of average student loans	.54%	.63%	.65%
Total allowance as a percentage of the ending balance of student loans	.54%	.61%	.59%
Private credit allowance as a percentage of the ending balance of private credit student loans	3.38%	4.38%	5.37%
Average student loans	$43,082	$40,025	$34,637
Ending balance of student loans	$42,570	$41,253	$37,872
Ending balance of private credit student loans	$5,352	$4,417	$3,194

        For the year ended December 31, 2002, we increased the provision for loan losses on our private credit student loan portfolio by $58 million or 161 percent over the provision for the year ended December 31, 2001. This increase is attributable to a reclassification in 2002 related to a change in presentation for student loan discounts discussed below and to the 21 percent increase in volume of private credit student loans in 2002 versus 2001, and the continued aging of the portfolio. The Company periodically re-evaluates the requirements for its provision for loan losses. For the year ended December 31, 2002, private credit student loan charge-offs increased by $37 million over the year-ago period, which is due primarily to the growth and aging of the private credit student loan portfolio and to a $17 million charge-off for fully reserved loans that related to prior periods. The decrease in the federally insured provision for student loans is mainly due to better than expected loss experience.

        The $39 million increase in the provision for loan losses from 2000 to 2001 was primarily due to the 39 percent increase in volume of private credit student loans year over year. In 2001, private credit loan charge-offs increased by $28 million over 2000 which was primarily attributable to the increased volume and aging of this portfolio.

        We charge the borrower fees on private credit student loans, both at origination and when the loan enters repayment. Such fees are deferred and recognized into income as a component of interest over the average life of the related pool of loans. These fees are charged to compensate for anticipated loan losses and prior to 2002, we reflected the unamortized balance of these fees as a component of the allowance for loan losses. In the second quarter of 2002, we reclassified the unamortized balance of these fees from the allowance for loan losses to a student loan discount and this is reflected as "other" in the above table. The unamortized balance of deferred origination fee revenue at December 31, 2002 was $95 million.

        The table below shows the Company's private credit student loan delinquency trends for the years ended December 31, 2002, 2001 and 2000. Delinquencies have the potential to adversely impact earnings through increased servicing and collection costs and account charge-offs.

	Years ended December 31,
	2002		2001		2000
Index
	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment[1]	$2,069		$1,495		$906
Loans in forbearance[2]	344		327		218
Loans in repayment and percentage of each status:
Loans current	2,727	93%	2,348	90%	1,744	84%
Loans delinquent 30-59 days[3]	100	3	105	4	211	10
Loans delinquent 60-89 days	42	2	47	2	37	2
Loans delinquent 90 days or greater	70	2	95	4	78	4

Total loans in repayment	2,939	100%	2,595	100%	2,070	100%

Total private credit student loans	5,352		4,417		3,194
Private credit student loan reserves	(181)		(194)		(172)

Private credit student loans, net	$5,171		$4,223		$3,022

Percentage of private credit student loans in repayment	55%		59%		65%

1
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

2
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, according to a schedule approved by the servicer or the Company's HEMAR Insurance Corporation of America ("HICA") subsidiary, or both, consistent with the established loan program servicing procedures and policies.

3
The period of delinquency is based on the number of days scheduled payments are contractually past due and relate to repayment loans, that is, receivables not charged off, and not in school, grace, deferment or forbearance.

On-Balance Sheet Funding Costs

        Our borrowings are generally variable rate indexed principally to the 91-day Treasury bill or the commercial paper rate. A small portion of our portfolio is also indexed to the 52-week Treasury bill or the constant maturity Treasury rate, and these are included in the Treasury bill balances in the table below. The following table summarizes the average balance of on-balance sheet debt (by index, after giving effect to the impact of interest rate swaps) for the years ended December 31, 2002, 2001 and 2000 (dollars in millions).

	Years ended December 31,
	2002		2001		2000
Index	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Treasury bill, principally 91-day	$22,205	2.11%	$31,459	4.06%	$30,823	6.54%
LIBOR	2,161	2.23	2,004	4.53	1,900	6.49
Discount notes	6,987	1.87	7,168	4.42	5,300	6.26
Fixed	6,742	4.87	5,180	5.53	3,552	5.75
Zero coupon	214	11.14	192	11.14	171	11.17
Commercial paper	9,850	1.62	2,357	3.03	969	6.65
Auction rate securities	1,018	1.92	1,101	3.67	653	5.65
Other	745	1.48	238	3.59	598	6.25

Total	$49,922	2.41%	$49,699	4.27%	$43,966	6.45%

OTHER INCOME

Securitization Program

Retained Interest and Gains on Student Loan Securitizations

        Our securitization structures are designed to meet the sale criteria in SFAS No. 140 and, therefore, we recognize a gain or loss on the sale of student loans for each securitization. For each transaction we retain the right to receive the cash flows from the securitized student loans in excess of cash flows needed to pay interest and principal on the bonds issued by the trust and servicing and administration fees. We recognize a Retained Interest asset on-balance sheet, which is the present value of these excess cash flows plus any reserve or cash accounts and a gain or loss on the securitization. The gain or loss is calculated as the difference between the fair value of the assets securitized and an allocation of their carrying value between the cash flows sold and those retained at the time of sale.

        The Retained Interests in each of our securitizations are accounted for as available-for-sale securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and must therefore be recorded at fair value and unrealized gains and losses must be recognized net of tax in other comprehensive income in stockholders' equity. Since there are no quoted market prices for our Retained Interests, we must estimate their fair value both initially and each subsequent quarter using several key assumptions, as described in "Critical Accounting Policies and Estimates," that primarily relate to the valuation of the Residual Interest. The balance of the Retained Interest was $2.1 billion and $1.9 billion at December 31, 2002 and 2001, respectively. The average balance of the Retained Interest for the years ended December 31, 2002, 2001 and 2000 was $1.7 billion, $1.4 billion and $826 million, respectively.

        In 2002, we sold $13.7 billion of student loans in nine securitization transactions and recorded pre-tax securitization gains of $338 million or 2.47 percent of the portfolios securitized. In 2001, we sold $6.4 billion of student loans in four securitization transactions and recorded pre-tax securitization gains of $75 million or 1.16 percent of the portfolios securitized. The increase in the gains as a percentage of loans securitized is mainly due to the securitization of Consolidation Loans which have higher Fixed Rate Embedded Floor Income value and securitization of private credit student loans which have higher relative student loan spreads compared to FFELP loans previously securitized.

        In 2000, we sold $8.8 billion of student loans in four securitization transactions and acquired the securitization revenue streams of $5.2 billion of student loans previously securitized by USA Group. We recorded pre-tax securitization gains of $92 million or 1.04 percent of the portfolios securitized.

        At December 31, 2002 and 2001, securitized student loans outstanding totaled $35.8 billion and $30.7 billion, respectively. At December 31, 2002 and 2001, we held in our investment portfolio $1.1 billion and $1.6 billion, respectively, of asset-backed securities issued by our securitization trusts. We purchased these securities in the secondary market.

Embedded Floor Income

        Included in the gain on student loan securitizations is an estimate of the Fixed Rate Embedded Floor Income from the loans securitized. Depending on interest rate levels, the ongoing estimate of Fixed Rate Embedded Floor Income can cause volatility in the fair value of the Retained Interest asset.

        The fair value of the Fixed Rate Embedded Floor Income included in the Retained Interest asset as of December 31, 2002 and 2001 was $629 million and $237 million, respectively. The fair value of the Variable Rate Embedded Floor Income included in the Retained Interest asset as of December 31, 2002 and 2001 was $75 million and $247 million, respectively.

Servicing and Securitization Revenue

        Servicing and securitization revenue is the ongoing revenue from securitized loan pools, and includes both the revenue the Company receives for servicing loans in the securitization trusts and the income earned on the Residual Interest. The following table summarizes the components of servicing and securitization revenue:

	Years ended December 31,
	2002	2001	2000
Servicing revenue	$278	$266	$219
Securitization revenue, before Floor Income	112	158	74
Embedded Floor Income	239	210	3

Total servicing and securitization revenue	$629	$634	$296

        For the years ended December 31, 2002, 2001 and 2000, servicing and securitization revenue was 1.95 percent, 2.07 percent and 1.15 percent, respectively, of average securitized loans. In response to higher Consolidation Loan activity, we increased the estimated CPR used to calculate the value of the Residual Interest and the gain or loss on sale of student loans from 7 percent to 9 percent per annum in the second quarter of 2002. The change in the CPR assumption resulted in a $59 million after-tax other than temporary impairment of the Retained Interest asset, of which $38 million ($25 million after-tax) reduced securitization revenue in the second quarter of 2002, and $34 million was an after-tax reversal of previously recorded unrealized gains in other comprehensive income as a component of equity. The change in the CPR assumption also reduced the gains on the loan portfolios securitized during the second, third and fourth quarters of 2002 relative to previous transactions.

        The $338 million increase in servicing and securitization revenue from 2000 to 2001 was mainly due to lower average interest rates in 2001 which increased the amount of Embedded Floor Income by $207 million and to the increased volume of securitized loans.

        The increase in Embedded Floor Income earned in 2002 is primarily due to the increase in off-balance sheet student loans and to lower average interest rates in 2002 versus 2001. For most of

2000, interest rates rose and, as a result, securitized student loans did not earn at the fixed borrower rate over the period, resulting in only a minimal amount of Embedded Floor Income.

Gains/Losses on Sales of Securities, Net

        For the years ended December 31, 2002 and 2001, we recognized losses on sales of securities of $255 million and $178 million, respectively. In connection with our interest rate risk management activities, we terminated or did not renew expired Eurodollar future contracts and recognized losses of $201 million and $94 million for the years ended December 31, 2002 and 2001, respectively. These contracts were economically hedging Floor Income, but were not considered effective hedges under SFAS No. 133. Consequently, the losses were recognized. Unrealized gains and losses on these contracts that were previously recorded through the derivative market value adjustment were reversed.

        Also in 2002 and 2001, we refinanced certain debt obligations with longer term debt obligations that had lower interest rates. In connection with these refinancings, we closed out certain derivatives that were matched with the refinanced debt or extinguished certain debt instruments prior to their maturity and recognized losses on sales of securities of $48 million and $67 million, respectively.

        For the year ended December 31, 2000, we had a net gain on the sales of securities of $19 million which was primarily due to gains on the sale of investments of $43 million offsetting derivative losses of $25 million.

Guarantor Servicing Fees, Debt Management Fees and Other Income

        The following table summarizes the components of other income for the years ended December 31, 2002, 2001 and 2000:

	Years ended December 31,
	2002	2001	2000
Guarantor servicing and debt management fees:
Guarantor servicing fees	$140	$134	$63
Debt management fees	185	121	65

Total guarantor servicing and debt management fees	$325	$255	$128

Other income:
Late fees	$56	$56	$42
Third party servicing fees	57	53	39
Other	75	75	72

Total other income	$188	$184	$153

        The $70 million increase in guarantor servicing and debt management fees from 2001 to 2002 is due to the $64 million increase in debt management fees, that is mainly the result of the acquisitions of GRC and PCR in January of 2002. The $127 million increase in guarantor servicing and debt management fees from 2000 to 2001 is mainly attributable to these services being acquired from the USA Group in July of 2000.

        Other income in 2001 includes an $18 million loss on the impairment of assets resulting from the sale of our Sallie Mae Solutions product line to Systems & Computer Technology Corporation that was completed in January 2002. The sale included our Exeter Student Suite® and Perkins/Campus Loan Manager® product lines and related operations based in Cambridge, MA. The sales agreement also included the sale of Sallie Mae Solutions' India operations, which was completed on September 30, 2002. The total sale price was $19 million plus an earnout. The 2001 loss included a $22 million goodwill impairment. The net loss assumed no purchase price adjustment for potential earnouts.

EFFECTS OF SFAS NO. 133—DERIVATIVE ACCOUNTING

        SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. We believe that our derivatives are effective economic hedges and they are a critical element of our interest rate risk management strategy. However, under SFAS No. 133, some of our derivatives, primarily basis swaps, Eurodollar futures contracts and Floor Income Contracts, are considered ineffective hedges because they hedge only a portion of the term of the underlying risk or are hedging an off-balance sheet financial instrument. In these instances the derivatives are classified as "trading" securities and their stand alone fair value is recorded through the derivative market value adjustment. No consideration is made in the consolidated statements of income for the price fluctuation of the student loans or the Retained Interest that these derivatives are hedging.

        Floor Income Contracts are not considered effective hedges because the terms of the Floor Income Contracts are shorter than the average life of the student loans and/or the Floor Income Contracts are hedging off-balance sheet securitized student loans. We believe that the Floor Income Contracts effectively fix the amount of Floor Income the Company will earn over the contract period, thus eliminating the timing and uncertainty associated with Floor Income for that period.

        Basis swaps are used to convert the floating rate debt from one interest rate index to another to match the interest rate characteristics of the assets. We primarily use basis swaps to change the index of our LIBOR-based debt, to better match the cash flows of our student loan assets. SFAS No. 133 requires that the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Because student loans can earn at either a variable or a fixed interest rate depending on market interest rates or if the basis swap is economically hedging off-balance sheet instruments, the SFAS No. 133 effectiveness test cannot be met. As a result, these swaps are recorded at fair value with subsequent changes in value reflected in the income statement.

        The table below quantifies the impact of SFAS No. 133 derivative accounting on our net income for the years ended December 31, 2002 and 2001 when compared with the accounting principles employed in all years prior to the SFAS No. 133 implementation. Gains and losses on certain closed derivative positions that previously qualified as hedges were capitalized and amortized over the term of the hedged item. Under SFAS No. 133, these amounts are recorded immediately. Similarly, we previously accounted for Floor Income Contracts as hedges and amortized the upfront cash compensation ratably over the lives of the contracts. Under SFAS No. 133, the upfront payment is deemed a liability and changes in fair value are recorded through income throughout the life of the contract.

	Years ended December 31,
	2002	2001
Net Impact of Derivative Accounting:
Derivative market value adjustment in other income	$(204)	$(452)
Amortization of derivative items included in other comprehensive income at transition	(1)	(3)
Amortization of premiums on Floor Income Contracts and cap hedges in net interest income	(131)	(89)
Amortization of Floor Income Contracts de-designated as effective hedges on December 31, 2000 in net interest income	(9)	(13)
Impact of Eurodollar futures contracts in net interest income	16	22
Impact of Eurodollar futures contracts in loss on sales of securities	(97)	(35)

Total net (negative) impact of derivative accounting	$(426)	$(570)

        The derivative market value adjustment is caused by interest rate volatility and changing credit spreads during the period and the volume and term of derivatives not receiving hedge accounting treatment. The decline in the value of Floor Income Contracts is caused by declining interest rates that cause the underlying student loans to earn additional Floor Income which is transferred to the counterparties. The decline in the market value of the Floor Income Contracts is economically offset by the increase in value of the student loan portfolio earning Floor Income, but that offsetting increase in value is not recognized under SFAS No. 133.

OPERATING EXPENSES

        The following table summarizes the components of operating expenses:

	Years ended December 31,
	2002	2001	2000
Servicing and acquisition expenses	$419	$411	$320
General and administrative expenses	244	249	194
Goodwill and intangible amortization[1]	27	48	19
Integration charge	—	—	53

Total operating expenses	$690	$708	$586

1
No amortization of goodwill in 2002

        Operating expenses include costs incurred to service our Managed student loan portfolio, to acquire student loans, to perform guarantor servicing and debt management operations, and general and administrative expenses. The increase in servicing and acquisition expenses for 2002 versus 2001 was due to operating expenses associated with the acquisitions of PCR and GRC in the first quarter of 2002. This increase was partially offset by operating expense synergies from acquisitions in prior years and productivity improvements. The decrease in general and administrative expenses for the year ended December 31, 2002 versus 2001 was principally due to productivity improvements in our operations and the sale of the student information software business. The $53 million integration charge that we recorded in 2000 related primarily to the acquisition of USA Group and covered severance costs, costs to close facilities and move functional responsibilities as well as costs to align system capabilities and consolidate our data center. Costs in 2000 were lower than the subsequent years which included the additional operating expenses from several acquisitions, most notably the acquisition of USA Group.

FEDERAL AND STATE TAXES

        The Company is subject to federal and state taxes, while the GSE is exempt from all state, local and District of Columbia income, franchise, sales and use, personal property and other taxes, except for real property taxes. Our effective tax rate for the years ended December 31, 2002, 2001 and 2000 was 35 percent, 36 percent and 33 percent, respectively.

ALTERNATIVE PERFORMANCE MEASURES

        In addition to evaluating our GAAP-based data, management, credit rating agencies, lenders and analysts also evaluate us on certain non-GAAP-based performance measures, which we refer to as "core cash" measures. Under these non-GAAP-based performance measures, management analyzes the student loan portfolio on a Managed Basis and treats securitization transactions as financings versus sales. As such, the securitization gain on sale and subsequent servicing and securitization revenue is eliminated from income, and net interest income from securitized loans is recognized. These non-GAAP-based performance measures also eliminate the benefit of Floor Income and use pre-SFAS No. 133 accounting for our derivative transactions, treating all of them as effective hedges. We also exclude certain transactions that management does not consider part of our core business, such as: gains or losses on certain sales of securities and derivative contracts; changes in the market value and the amortization of goodwill and acquired intangible assets; and merger integration charges.

        For the years ended December 30, 2002, 2001 and 2000, the effect of these non-GAAP performance measures on pre-tax GAAP earnings are as follows:

	Years ended December 31,
	2002	2001	2000
Non-GAAP Performance Measures:
Treatment of securitizations as financings versus sales	$290	$84	$9
Floor Income on Managed loans	474	335	3
Net impact of derivative accounting	(426)	(570)	—
(Losses) gains on sales of securities	(155)	(142)	18
Goodwill change in market value	—	(18)	—
Goodwill and intangible amortization	(27)	(48)	(19)
Merger integration charge	—	—	(53)

Total non-GAAP performance measures	$156	$(359)	$(42)

        Management believes this information provides additional insight into the financial performance of the Company's core business activities.

Student Loan Spread Analysis—Managed Basis

        The following table analyzes the student loan spread, exclusive of Floor Income, from our portfolio of Managed student loans for the years ended December 31, 2002, 2001 and 2000.

	Years ended December 31,
	2002	2001	2000
Managed Basis student loan yields	4.94%	6.77%	8.92%
Consolidation Loan Rebate Fees	(.26)	(.20)	(.18)
Offset Fees	(.06)	(.07)	(.08)
Borrower benefits	(.11)	(.11)	(.09)
Premium and origination fee amortization	(.25)	(.26)	(.26)

Managed Basis student loan net yield	4.26	6.13	8.31
Managed Basis student loan cost of funds	(2.38)	(4.32)	(6.61)

Managed Basis student loan spread	1.88%	1.81%	1.70%

Average Balances (in millions of dollars)
Managed student loans	$75,362	$70,619	$60,348

        The Managed Basis student loan spread combines both our on-balance sheet and off-balance sheet student loans. For 2002, the Managed Basis student loan spread increased by 7 basis points from 1.81 percent in 2001 to 1.88 percent in 2002. This was mainly due to the percentage of private credit student loans in the Managed student loan portfolio increasing to 6.9 percent in 2002, from 5.8 percent in 2001. These loans are subject to much higher credit risk than federally guaranteed student loans and therefore earn higher spreads, which for 2002, was 4.51 percent versus 1.49 percent for guaranteed student loans, before Floor Income. These positive effects are offset by the continued growth in our Consolidation Loans, which are lower yielding due mainly to Consolidation Loan Rebate Fees. The 2002 Managed Student loan spread also benefited from lower funding costs for on-balance sheet loans achieved through the refinancing of some higher rate debt that was funding student loans. Losses on such refinancings are included in losses on sales of securities in other income.

Delinquencies—Managed Basis

        The table below shows our private credit student loan delinquency trends for the last three years on a Managed Basis. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	Years ended December 31,
	2002		2001		2000
Index
	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment[1]	$2,289		$1,495		$906
Loans in forbearance[2]	423		327		218
Loans in repayment and percentage of each status:
Loans current	3,074	93%	2,348	90%	1,744	84%
Loans delinquent 30-59 days[3]	107	3	105	4	211	10
Loans delinquent 60-89 days	45	2	47	2	37	2
Loans delinquent 90 days or greater	73	2	95	4	78	4

Total Managed loans in repayment	3,299	100%	2,595	100%	2,070	100%

Total Managed private credit student loans	6,011		4,417		3,194
Managed private credit student loan reserves	(193)		(194)		(172)

Managed private credit student loans, net	$5,818		$4,223		$3,022

Percentage of Managed private credit student loans in repayment	55%		59%		65%

1
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

2
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, according to a schedule approved by the servicer or HICA, or both, consistent with the established loan program servicing procedures and policies.

3
The period of delinquency is based on the number of days scheduled payments are contractually past due and relate to repayment loans, that is, receivables not charged-off, and not in school, grace, deferment or forbearance.

STUDENT LOAN ACQUISITIONS

        In 2002, 66 percent of our Managed student loan acquisitions had been originated through our Preferred Channel.

        The following tables summarize the components of both our on-balance sheet and our Managed student loan acquisitions broken down by FFELP and private credit student loan activity:

	December 31, 2002
	FFELP	Private	Total
Preferred channel	$8,828	$2,132	$10,960
Other commitment clients	859	35	894
Spot purchases	925	8	933
Consolidations from third parties	1,938	—	1,938
Consolidations from securitized trusts	4,121	—	4,121
Capitalized interest and other	1,073	(4)	1,069

Total on-balance sheet student loan acquisitions	17,744	2,171	19,915
Consolidations to SLM Corporation from securitized trusts	(4,121)	—	(4,121)
Capitalized interest and other	721	10	731

Total Managed student loan acquisitions	$14,344	$2,181	$16,525

	December 31, 2001
	FFELP	Private	Total
Preferred channel	$8,025	$1,499	$9,524
Other commitment clients	917	32	949
Spot purchases	663	15	678
Consolidations from third parties	1,172	—	1,172
Consolidations from securitized trusts	1,305	—	1,305
Capitalized interest and other	1,094	115	1,209

Total on-balance sheet student loan acquisitions	13,176	1,661	14,837
Consolidations to SLM Corporation from securitized trusts	(1,305)	—	(1,305)
Capitalized interest and other	894	—	894

Total Managed student loan acquisitions	$12,765	$1,661	$14,426

	December 31, 2000
	FFELP	Private	Total
Preferred channel	$5,625	$970	$6,595
Other commitment clients	1,346	59	1,405
Spot purchases	882	3	885
Consolidations from third parties	824	—	824
Consolidations from securitized trusts	663	—	663
Capitalized interest and other	1,052	97	1,149
USA Group acquisition[1]	1,408	13	1,421
SLFR acquisition[2]	3,090	13	3,103

Total on-balance sheet student loan acquisitions	14,890	1,155	16,045
Consolidations to SLM Corporation from securitized trusts	(663)	—	(663)
Capitalized interest and other[3]	5,912	—	5,912

Total Managed student loan acquisitions	$20,139	$1,155	$21,294

1
In July 2000, the Company completed the acquisition of USA Group, Inc. ("USA Group").

2
In July 2000, the Company completed the acquisition of Student Loan Funding Resources, Inc. ("SLFR").

3
Consists primarily of off-balance sheet loans acquired from USA Group and SLFR.

Preferred Channel Originations

        A leading indicator of the success of our marketing strategy is the growth in our Preferred Channel Originations. These loans are either originated by us under our own brand name or they are originated on behalf of other lenders, and are acquired by us shortly after origination. Student loans originated through our Preferred Channel are acquired by us earlier in the life cycle and have lower purchase premiums versus loans acquired through our commitment clients and the spot market. As a result Preferred Channel student loans are higher earning assets.

        In 2002, we originated $11.9 billion in student loan volume through our Preferred Channel, an 18 percent increase over the $10.1 billion originated in 2001. Approximately 74 percent of our Preferred Channel originations was through our lender partners and 26 percent were originated through our own brands. The pipeline of loans that we currently service and are committed to purchase was $5.6 billion at December 31, 2002 and 2001. The following tables further break down our Preferred Channel originations by type of loan and source.

	Years ended December 31,
	2002	2001	2000
Preferred Channel Originations — Type of Loan
Stafford	$8,078	$7,182	$5,347
PLUS	1,440	1,262	893

Total FFELP	9,518	8,444	6,240
Private	2,352	1,649	1,081

Total	$11,870	$10,093	$7,321

Preferred Channel Originations — Source
Sallie Mae Brands	$3,083	$2,009	$1,226
Lender partners	8,787	8,084	6,095

	$11,870	$10,093	$7,321

        The following table summarizes the activity in our Managed portfolio of student loans for the years ended December 31, 2002, 2001 and 2000.

	Years ended December 31,
	2002	2001	2000
Beginning balance	$71,726	$67,515	$53,276
Acquisitions	14,749	12,519	19,508
Capitalized interest	1,776	1,907	1,786
Repayments, claims, other	(7,672)	(7,639)	(5,659)
Charge-offs to reserves and securitization trusts	(96)	(65)	(30)
Loan sales	—	(143)	(137)
Loans consolidated from SLM Corporation	(2,359)	(2,368)	(1,229)

Ending balance	$78,124	$71,726	$67,515

LEVERAGED LEASES

        At December 31, 2002, we had investments in leveraged leases, net of impairments, totaling $205 million, that are general obligations of three commercial airlines and Federal Express Corporation. The aircraft financing business continues to be adversely affected by the slowdown in the commercial aircraft industry that began in early 2001 and was exacerbated by the terrorist attacks of

September 11, 2001. In addition, the continuing reduction in aircraft passenger volume has resulted in the grounding of a significant number of aircraft.

        Based on an analysis of the expected losses on certain leveraged leases plus the increase in incremental tax obligations related to forgiveness of debt obligations and/or the taxable gain on the sale of the aircraft, we recognized after-tax impairment charges of $57 million, or $.36 per share, for the year ended December 31, 2002 to reflect the impairment of certain aircraft leased to United Airlines, who declared bankruptcy in December 2002. Should the reduction in aircraft passenger volume persist, the Company has exposure to the airline industry of $135 million. Additional information regarding our investments in leveraged leases is contained in Note 6 in the "Notes to Consolidated Financial Statements."

LIQUIDITY AND CAPITAL RESOURCES

        A primary funding objective is to maintain our student loan spread by continuing to match the interest rate characteristics of our assets and liabilities. To accomplish this we must broaden our already diverse funding sources to ensure that we have sufficient liquidity to refinance the GSE debt to meet our September 2006 target date for the GSE Wind-Down. Currently our primary sources of liquidity are through debt issuances by the GSE, off-balance sheet financings through securitizations, borrowings under our commercial paper and medium term note programs, other senior note issuances, and cash generated by our subsidiaries and distributed through dividends to the Company. Our Managed borrowings are broken down as follows:

	Years ended December 31,
	2002		2001		2000
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
GSE	$45,699	2.35%	$47,877	4.27%	$43,325	6.45%
Non-GSE	4,223	2.88	1,822	4.45	641	6.94
Securitizations (off-balance sheet)	32,385	2.57	30,489	4.58	25,705	6.97

Total Managed borrowings	$82,307	2.47%	$80,188	4.39%	$69,671	6.64%

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

        The GSE's unsecured financing requirements are driven by the following factors: refinancing of existing liabilities as they mature; financing of the net growth in the student loan portfolio; the level of securitization activity; and the transfer and refinancing of GSE assets by non-GSE entities of the Company.

Securitization Activities

        Since the establishment of our program in 1995, securitization of student loans has been the principal source of non-GSE long-term funding for our Managed portfolio of student loans. During 2002, the Company completed nine securitization transactions totaling $13.7 billion versus four transactions totaling $6.4 billion in student loans in 2001. At December 31, 2002, $35.8 billion or 46 percent of our Managed student loans outstanding were in off-balance sheet securitized trusts.

        In 2002, our securitization activity not only accelerated in volume, but also diversified our securitization program. In the fourth quarter of 2002, we completed our first securitization of private credit student loans, and we also completed our first securitization consisting exclusively of Consolidation Loans. We expect to accelerate and diversify our securitization activity as we refinance long-term GSE debt in anticipation of the GSE Wind-Down.

        Our asset-backed securities generally have a higher net cost to fund our student loans than our GSE on-balance sheet financing because the asset-backed securities are term match-funded to the assets securitized and do not benefit from the federal government's implicit guarantee of GSE debt. The GSE's funding advantage over our securitizations is somewhat mitigated by the absence of Offset Fees on securitized loans. Our securitizations to date have been structured to achieve a triple "A" credit rating on over 96 percent of the asset-backed securities sold. Securities issued in our typical FFELP student loan securitizations are indexed to LIBOR while the index on our securitized loans are either indexed to the 91-day or 52-week Treasury bill or commercial paper. We manage this off-balance sheet basis risk through on-balance sheet financing activities, principally through basis swaps.

Non-GSE Unsecured On-Balance Sheet Financing Activities

        While the securitization market is the core of our long-term financing strategy, it is supplemented by commercial paper, bank lines of credit, underwritten long-term debt, and global and medium-term note programs. The following table shows the senior unsecured credit ratings on our non-GSE debt from the major rating agencies.

	S&P	Moody's	Fitch
Short-term unsecured debt	A-1	P-1	F-1+
Long-term unsecured debt	A	A-2	A+

        The table below presents our non-GSE unsecured on-balance sheet funding by funding source for 2002 versus 2001:

	Debt Issued for the Years Ended December 31,		Outstanding at December 31,
(Dollars in millions)
	2002	2001	2002	2001
Commercial paper	$24,694	$113,660	$235	$450
Global notes	1,702	—	1,702	—
Medium term notes	3,655	1,617	5,148	2,117

        We maintain $2 billion in revolving credit facilities to provide liquidity support for our commercial paper program that were renewed and expanded in 2002. They include a $1 billion 364-day revolving credit facility maturing October 2003 and a $1 billion 5-year revolving credit facility maturing October 2007. We have never drawn on these facilities. Interest on these facilities is based on LIBOR plus a spread that is determined by the amount of the facility utilized and the Company's credit rating.

Cash Flows

        During 2002, the Company used the proceeds from student loan securitizations of $13.8 billion, repayments and claim payments on student loans of $4.7 billion, and the net proceeds from sales of student loans to acquire student loans either through purchase or origination ($15.8 billion) or through consolidating loans ($4.1 billion) from our securitized trusts and to repurchase $652 million of the Company's common stock.

        Operating activities provided net cash inflows of $763 million in 2002, a decrease of $76 million from the net cash inflows of $839 million in 2001. Operating cash flows is driven by net income adjusted for various non-cash items such as gains and losses on sales of student loans and securities, the derivative market value adjustment and the provision for loan losses. Operating cash flows are also affected by the timing of the receipt or payment of cash for other assets and liabilities.

        During 2002, the Company issued $20.4 billion of long-term notes, of which $15.0 billion was issued by the GSE and $5.4 billion was issued by SLM Corporation, to refund maturing debt obligations and finance the acquisition of student loans. At December 31, 2002, the Company had $22.2 billion of long-term debt, of which $16.4 billion is an obligation of the GSE and $5.8 billion is an obligation of SLM Corporation. $4.1 billion of the GSE's long-term debt had stated maturities that could be accelerated through call provisions.

RISKS

Overview

        Managing risks is an essential part of successfully operating a financial services company. Our most prominent risk exposures are operational, market, political and regulatory, liquidity, credit, and Consolidation Loan refinancing risk.

Operational Risk

        Operational risk can result from regulatory compliance errors, other servicing errors (see further discussion below), technology, breaches of the internal control system, and the risk of fraud or unauthorized transactions by employees or persons outside the Company. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards and contractual commitments, adverse business decisions or their implementation, and customer attrition due to potential negative publicity.

        The federal guarantee on our student loans is conditioned on compliance with origination and servicing standards set by the DOE and guarantor agencies. A mitigating factor is our ability to cure servicing deficiencies and historically our losses have been small. Should we experience a high rate of servicing deficiencies, the cost of remedial servicing or the eventual losses on the student loans that are not cured could be material. Our servicing and operating processes are highly dependent on our information system infrastructure, and we face the risk of business disruption should there be extended failures of our information systems, any number of which could have a material impact on our business. We have a number of back-up and recovery plans in the event of systems failures. These plans are tested regularly and monitored constantly.

        We manage operational risk through our risk management and internal control processes which involve each business line as well as executive management. The business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risk, and each business line manager maintains a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, safeguarding of assets from misuse or theft, and ensuring the reliability of financial and other data. While we believe that we have designed effective methods to minimize operational risks, our operations remain vulnerable to natural disasters, human error, technology and communication system breakdowns and fraud.

Market and Interest Rate Risk

        Market risk is the risk of loss from adverse changes in market prices and/or interest rates of our financial instruments. Our primary market risk is from changes in interest rates and interest spreads. We have an active interest rate risk management program that is designed to reduce our exposure to changes in interest rates and maintain consistent earning spreads in all interest rate environments. We use derivative instruments extensively to hedge our interest rate exposure, but in our hedging activities is a risk that we are not hedging all potential interest rate exposures or that the hedges do not perform as designed. We measure interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for interest earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Many assumptions are utilized by management to calculate the impact that changes in interest rates may have on net interest income, the more significant of which are related to student loan volumes and pricing, the timing of cash flows from our student loan portfolio, particularly the impact of Floor Income and the rate of student loan consolidations, interest spreads and the maturity of our debt and derivatives. (See also "Interest Rate Risk Management.")

Political/Regulatory Risk

        Because we operate in a federally sponsored loan program, we are subject to political and regulatory risk. As part of the Higher Education Act, the student loan program is periodically amended and must be "reauthorized" every six years. Past changes included reduced loan yields paid to the lenders in 1993 and 1998, increased fees paid by lenders in 1993, decreased level of the government guaranty in 1993 and reduced fees to guarantors and collectors, among others. The program is scheduled to be reauthorized in 2003 although management expects reauthorization to be completed in 2004. There can be no assurances that the reauthorization will not result in changes that may have an adverse impact to the Company.

        The Secretary of Education oversees and implements the Higher Education Act and periodically issues regulations and interpretations that may impact our business.

        In addition, the activities and financial condition of the GSE are regulated by the U.S. Department of the Treasury's Office of Sallie Mae Oversight ("OSMO").

Liquidity Risk

        In connection with the Wind-Down of the GSE, we must continue to diversify our funding sources outside of the government agency market. As such, we have increasing credit spread and liquidity exposure to the capital markets. A major disruption in the fixed income capital markets that limits our ability to raise funds or significantly increases the cost of those funds would have a material impact on our ability to acquire student loans, our results of operations and the timely and effective completion of the Privatization Plan.

Credit Risk

        We bear full risk of any losses experienced in our private credit student loan portfolio. These loans are underwritten and priced according to risk, generally determined by a commercially available consumer credit scoring system, FICO™. Additionally, for borrowers who do not meet our lending requirements, we require credit-worthy co-borrowers. We have defined credit policies, and ongoing risk monitoring and review processes for all private credit student loans. While the portfolio has not matured to a point where predictable loan loss patterns have developed, the performance to date has met our expectations, as net charge-offs in 2002 were 1.3 percent of the average managed private credit loan balance. The performance of the private credit student loan portfolio is affected by the economy and a prolonged economic downturn may have an adverse effect on its credit performance. Management believes that it has provided sufficient allowances to cover the losses that may be experienced in both the federally guaranteed and private credit portfolios. There is, however, no guarantee that such allowances are sufficient enough to account for actual losses. (See "Activity in the Allowance for Student Loan Losses.")

        The majority of our portfolio of federally insured student loans is subject to a two percent Risk Sharing loss in the event of default. Credit losses on this portfolio are minimal.

        We have credit risk exposure to the various counterparties with whom we have entered into derivative contracts. We review the credit standing of these companies. Our credit policies place limits on the amount of exposure we may take with any one party and in many cases, require collateral to secure the position. The credit risk associated with derivatives is measured based on the replacement cost should the counterparties with contracts in a gain position to the Company fail to perform under the terms of the contract. We also have credit risk with several commercial airlines related to our portfolio of leveraged leases. (See "Leveraged Leases.")

Consolidation Loan Refinancing Risk

        Our portfolio of federal student loans is subject to refinancing through the Consolidation Loan Program. Consolidation Loans can have two detrimental effects. First, if we consolidate our borrowers' loans, the new Consolidation Loans have a lower yield than the FFELP loans they replaced due to the federally mandated Consolidation Loan Rebate Fee of 1.05 percent per annum. This fee is somewhat mitigated by larger average balances, longer average lives, lower servicing costs, and slightly higher SAP margins. Second and more importantly, we may lose student loans in our portfolio that are consolidated with other lenders. Over the past two years the Company has experienced a net runoff of student loans from Consolidation Loan activity as more of our student loans were consolidated with other lenders. During 2002, we consolidated $1.9 billion of student loans and due to an increased marketing focus on Consolidation Loans, the net runoff of student loans was reduced from $1.2 billion in 2001 to $421 million in 2002. The success of our consolidation marketing campaign reversed this trend completely in the fourth quarter as the Company had a net increase in student loans from consolidations of $30 million.

Interest Rate Risk Management

Interest Rate Gap Analysis

        We manage our interest rate risk on a Managed Basis and as a result we use on-balance sheet derivatives to hedge the basis risk in our securitization trusts as the trusts typically issue asset-backed securities indexed to LIBOR to fund student loans indexed to either the 91-day Treasury bill, commercial paper or in the case of private credit loans, the prime rate. At December 31, 2002, there were approximately $27.0 billion of asset-backed securities issued by our securitization trusts that were indexed to LIBOR, $500 million of securities indexed to commercial paper, $505 million of securities indexed to EURIBOR, and $654 million of auction rate securities. There were also $3.4 billion of PLUS student loans in the trusts that are funded by asset-backed securities indexed to LIBOR or the 91-day Treasury bill. We hedge our off-balance sheet basis risk through on-balance sheet derivatives, the effect of which is included in the gap analysis table below as the impact of securitized student loans.

        In the table below the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at December 31, 2002 and is not necessarily reflective of positions that existed throughout the period.

	Interest Rate Sensitivity Period
	3 months or less	3 months to 6 months	6 months to 1 year	1 to 2 years	2 to 5 years	Over 5 years
Assets
Student loans	$39,902	$1,854	$583	$—	$—	$—
Academic facilities financings and other loans	402	94	204	79	103	320
Cash and investments	3,439	30	6	19	688	808
Other assets	1,064	40	80	254	562	2,644

Total assets	44,807	2,018	873	352	1,353	3,772

Liabilities and Stockholders' Equity
Short-term borrowings	20,935	2,136	2,548	—	—	—
Long-term notes	8,501	350	—	8,645	2,629	2,117
Other liabilities	1,758	—	—	—	—	1,558
Stockholders' equity	—	—	—	—	—	1,998

Total liabilities and stockholders' equity	31,194	2,486	2,548	8,645	2,629	5,673

Period gap before adjustments	13,613	(468)	(1,675)	(8,293)	(1,276)	(1,901)
Adjustments for Derivatives and Other Financial Instruments
Interest rate derivatives	(9,577)	(1,710)	3,615	6,280	(3)	1,395
Impact of securitized loans	(3,421)	3,421	—	—	—	—

Total derivatives and other financial instruments	(12,998)	1,711	3,615	6,280	(3)	1,395

Period gap	$615	$1,243	$1,940	$(2,013)	$(1,279)	$(506)

Cumulative gap	$615	$1,858	$3,798	$1,785	$506	$—

Ratio of interest-sensitive assets to interest-sensitive liabilities	148.6%	79.6%	31.1%	1.1%	30.1%	53.3%

Ratio of cumulative gap to total assets	1.2%	3.5%	7.1%	3.4%	1.0%	—%

Interest Rate Sensitivity Analysis

        The effect of short-term movements in interest rates on our results of operations and financial position has been limited through our interest rate risk management. The following tables summarize the effect on earnings for the years ended December 31, 2002 and 2001 and the effect on fair values at December 31, 2002 and 2001, based upon a sensitivity analysis performed by us assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. We have chosen to show the effects of a hypothetical increase to interest rates, as an increase gives rise to a larger absolute value change to the financial statements. The effect on earnings was performed on our variable rate assets, liabilities and hedging instruments while the effect on fair values was performed on our fixed rate assets, liabilities and hedging instruments.

	Year ended December 31, 2002				Year ended December 31, 2001
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions, except per share amounts)
	$	%	$	%	$	%	$	%
Effect on Earnings
Increase/(decrease) in pre-tax net income before SFAS No. 133	$(200)	(14)%	$(288)	(20)%	$(136)	(13)%	$35	3%
SFAS No. 133 change in fair value	369	181	947	465	358	(79)	875	(193)

Increase in net income before taxes	$169	14%	$659	54%	$222	36%	$910	147%

Increase in diluted earnings per share	$.69	14%	$2.71	55%	$.88	39%	$3.62	159%

	At December 31, 2002
		Interest Rates:
		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions)
	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Student loans	$44,718	$(497)	(1)%	$(1,100)	(2)%
Other earning assets	6,248	(104)	(2)	(279)	(4)
Other assets	4,643	(391)	(8)	(693)	(15)

Total assets	$55,609	$(992)	(2)%	$(2,072)	(4)%

Liabilities
Interest bearing liabilities	$48,721	$(186)	—%	$(539)	(1)%
Other liabilities	3,316	(558)	(17)	(1,270)	(38)

Total liabilities	$52,037	$(744)	(1)%	$(1,809)	(3)%

	At December 31, 2001
		Interest Rates:
		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions)
	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Student loans	$42,187	$(403)	(1)%	$(845)	(2)%
Other earning assets	7,581	(101)	(1)	(285)	(4)
Other assets	4,318	(272)	(6)	(408)	(9)

Total assets	$54,086	$(776)	(1)%	$(1,538)	(3)%

Liabilities
Interest bearing liabilities	$48,690	$(187)	—%	$(544)	(1)%
Other liabilities	2,851	(394)	(14)	(770)	(27)

Total liabilities	$51,541	$(581)	(1)%	$(1,314)	(3)%

        The Company follows a policy to minimize its sensitivity to changing interest rates by generally funding its floating rate student loan portfolio with floating rate debt. However, as discussed under "Student Loans-Floor Income," in the current low interest rate environment, the FFELP student loan portfolio is earning Floor Income from the reduction in the variable rate liabilities funding student loans at the fixed borrower rate. Therefore, absent other hedges, in a low interest rate environment the hypothetical rise in interest rates in the above table has a greater adverse effect on earnings and fair values due to the reduction in potential Floor Income than in higher interest rate environments where the interest rate formula rises above the borrower rate and the student loans become a floating rate asset that is matched with floating rate debt.

        During the year ended December 31, 2002, certain FFELP student loans were earning Floor Income and we locked-in a portion of that Floor Income through the use of futures and swap contracts. The result of these hedging transactions was to convert a portion of floating rate debt into fixed rate debt, matching the fixed rate nature of the student loans and fixing the relative spread between the student loan asset rate and the converted fixed rate liability.

        In low interest rate environments when certain student loans are earning Floor Income, under the scenario where interest rates increase 100 basis points, the decrease in pre-tax net income before SFAS No. 133 reflects lower Floor Income on the unhedged portion of our student loan portfolio. Under the scenario where interest rates increase 300 basis points, the change in pre-tax net income before SFAS No. 133 is not proportional to the change under the scenario where interest rates increase 100 basis points because of the additional spread earned on loans hedged with futures and swaps mentioned above and the greater proportion of loans earning at a floating rate under a 300 basis point increase in rates.

Average Terms to Maturity

        The following table reflects the average terms to maturity for our Managed earning assets and liabilities at December 31, 2002 (in years):

	On-Balance Sheet	Off-Balance Sheet	Managed
Earning assets
Student loans	7.5	5.9	6.7
Academic facilities financings and other loans	6.1	—	6.1
Cash and investments	3.5	—	3.5

Total earning assets	7.1	5.9	6.6

Borrowings
Short-term borrowings	.3	—	.3
Long-term borrowings	3.7	5.9	5.1

Total borrowings	1.6	5.9	3.5

        In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 3.8 years. As student loans are securitized, the need for long-term on-balance sheet financing will decrease.

        Long-term debt issuances likely to be called have been categorized according to their call dates rather than their maturity dates.

        The following schedule summarizes expirations of commitments and long-term notes to the earlier of call date or maturity date outstanding at December 31, 2002.

	December 31, 2002
	Student Loan Purchases	Warehousing Advances	Letters of Credit	Long-term Notes
2003	$3,135,721	$1,105,570	$2,575,003	$3,900,000
2004	2,627,088	—	203,611	11,898,409
2005	4,718,466	—	—	1,283,290
2006	424,267	—	—	1,015,211
2007	16,327,421	—	45,519	1,414,690
2008	7,354,615	—	—	2,699,085
2009-2047	—	—	—	31,430

Total	$34,587,578	$1,105,570	$2,824,133	$22,242,115

COMMON STOCK

        Earnings not invested in our business operations are used to pay dividends on our common stock and to repurchase outstanding shares of our common stock. The purpose of our common stock repurchase activity is to enhance share value more tax effectively than through dividends and to enable the remaining shareholders to own a greater percentage of outstanding shares.

        For the years ended December 31, 2002 and 2001, we issued a net 4.4 million shares of common stock and treasury stock totaling $228 million and 10.7 million shares totaling $429 million, respectively, in connection with our benefit plans and acquisitions. For the years ended December 31, 2002 and 2001, we repurchased 7.3 million shares totaling $523 million and 19.4 million shares totaling $859 million, respectively, through our open market purchases and through the settlement of equity forward contracts. The net result was to decrease outstanding shares to 153 million at December 31, 2002 from 155 million shares at December 31, 2001.

        Due to the highly predictable nature of our cash flow, we utilize equity forward contracts to better manage the cost associated with our share repurchases. In the equity forward agreements we contract to purchase shares from a third party at a future date. At or prior to the maturity date of the agreement, we, at our sole option, can purchase the shares from the third party at the contracted amount or we can net cash or net share settle the contract. At December 31, 2002, the total common shares that could potentially be acquired over the next four years under outstanding equity forward contracts was 9.5 million shares at an average price of $85.35 per share, and we have remaining authority to enter into additional share repurchases and equity forward contracts for 6.7 million shares.

	Years ended December 31,
(Shares in millions)
	2002	2001
Common shares repurchased:
Open market	.7	2.7
Equity forwards	6.6	16.7

Total shares repurchased	7.3	19.4

Average purchase price per share	$71.65	$44.32

Equity forward contracts:
Outstanding at beginning of year	11.2	18.2
New contracts	4.9	9.7
Exercises	(6.6)	(16.7)

Outstanding at end of year	9.5	11.2

Board of director authority remaining at end of year	6.7	2.3

        As of December 31, 2002, the expiration dates and range of purchase prices for outstanding equity forward contracts are as follows:

(Contracts in millions) Year of maturity	Outstanding contracts	Range of market prices
2003	1.1	63.00
2004	4.9	74.38 – 103.30
2005	2.5	82.40 – 91.77
2006	1.0	101.47 – 105.04

	9.5

        The FASB has tentatively reached a conclusion on new rules governing the accounting for equity forward contracts. Under the proposed rules, for those contracts that allow a net settlement option either in cash or the Company's stock, we would account for the equity forward contract under SFAS No. 133 and periodically mark the contract to market through income. For those contracts that require physical settlement only, we would recognize a liability and contra equity. Our contracts typically allow net settlement, so if the rule were effective, based on a closing share price at December 31, 2002, we would have recognized an asset of $177 million from marking the equity forward contracts to market.

STUDENT LOAN MARKETING ASSOCIATION

Privatization Act—GSE Wind-Down

        Under the Privatization Act, the GSE must wind down its operations and dissolve on or before September 30, 2008, and until the GSE is dissolved, the Privatization Act places a number of limitations on the GSE. Management, however, plans to accelerate the Wind-Down of the GSE to no later than September 2006. This plan was approved by the GSE's board of directors in January 2002. Any GSE debt obligations outstanding at the date of such dissolution are required to be defeased through creation of a fully collateralized trust, consisting of cash or financial instrument backed by the full faith and credit of the U.S. government with cash flows that match the interest and principal obligations of the defeased debt. The Privatization Act requires that on the dissolution date, the GSE shall repurchase or redeem, or make proper provisions for repurchase or redemption of any outstanding preferred stock. The GSE redeemed its Series A, Adjustable Rate Cumulative Preferred Stock, its only outstanding preferred stock, in the fourth quarter of 2001. Also upon the GSE's dissolution, all of its remaining assets will transfer to the Company.

        The Privatization Act effectively requires that the GSE maintain a minimum statutory capital adequacy ratio (the ratio of the GSE's stockholders' equity to total assets plus 50 percent of the credit equivalent amount of certain off-balance sheet items) of at least 2.25 percent or be subject to certain "safety and soundness" requirements designed to restore such statutory ratio. While the GSE may not finance or guarantee the activities of its non-GSE affiliates, it may, subject to its minimum capital requirements, dividend retained earnings and surplus capital to SLM Corporation, which in turn may contribute such amounts to its non-GSE subsidiaries. At December 31, 2002, the GSE's statutory capital adequacy ratio was 4.83 percent.

        The GSE has also received guidance from the U.S. Department of the Treasury's Office of Sallie Mae Oversight regarding safety and soundness considerations affecting its Wind-Down. As a result, in connection with any dividend declarations, the GSE will supplement the statutory minimum capital ratio requirement with a risk-based capital measurement formula. Management does not expect the capital levels of our consolidated balance sheet to change as a result of this supplemental formula.

        The Privatization Act imposes certain restrictions on intercompany relations between the GSE and its affiliates during the Wind-Down Period. The GSE may, however, continue to issue new debt obligations maturing on or before September 30, 2008 although, because of the accelerated Wind-Down described above, the Company does not intend to issue any new GSE debt with maturities beyond September 30, 2006. The legislation further provides that the legal status and attributes of the GSE's debt obligations, including the exemptions from SEC registration and state taxes, will be fully preserved until their respective maturities. Such debt obligations will remain GSE debt obligations, whether such obligations were outstanding at the time of, or issued subsequent to, the reorganization of the GSE into the current holding company structure.

        In connection with the Wind-Down of the GSE, we must either securitize, sell or defease the GSE's assets by the Wind-Down date and retire or defease the GSE's debt obligations. The following table summarizes the GSE's asset sales and transfers for the years ended December 31, 2002 and 2001:

	Years ended December 31,
(Dollars in millions)
	2002	2001
FFELP student loan securitizations[1]	$13,265	$6,159
Private credit student loan sales[1]	3,443	—
Transfer of leveraged leases, net	22	—

1
Includes accrued interest receivable.

        The private credit student loans were sold by the GSE to a subsidiary of the Company at fair market value and the GSE recognized gains on these sales of $165 million.

OTHER RELATED EVENTS AND INFORMATION

Legislative Developments

        The Higher Education Act of 1965 (the "HEA") generally is reauthorized every six years. The HEA was last reauthorized in 1998 and expires on September 20, 2003. Under current law, however, the HEA will automatically extend through September 30, 2004. At this time, management expects the reauthorization of the HEA to be completed in 2004.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        See Note 2 to the Consolidated Financial Statements, "Significant Accounting Policies—Recently Issued Accounting Pronouncements."

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

        Included within Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

        Reference is made to the financial statements listed under the heading "(a) 1.A. Financial Statements" of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Reference is made to the Form 8-K filed on May 9, 2002 regarding the change in the Company's certifying accountant from Arthur Andersen LLP to PricewaterhouseCoopers LLP.

PART III.

Item 10. Directors and Executive Officers of the Registrant

        The information as to the directors and executive officers of the Company set forth under the captions "PROPOSAL 1—ELECTION OF DIRECTORS—Nominees" and "Executive Officers" in the Proxy Statement to be filed on Schedule 14A relating to the Company's Annual Meeting of Stockholders scheduled to be held on May 15, 2003 (the "Proxy Statement") is incorporated into this Report by reference.

Item 11. Executive Compensation

        The information set forth under the caption "EXECUTIVE COMPENSATION" in the Proxy Statement is incorporated into this Report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information set forth in Note 16 to the Consolidated Financial Statements listed under the heading "(a)1. A. Financial Statements" of Item 15 hereof and the information set forth under the caption "STOCK OWNERSHIP" and "GENERAL INFORMATION—Principal Shareholders" in the Proxy Statement is incorporated into this Report by reference thereto. There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions

        Nothing to report.

Item 14. Controls and Procedures

        Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Executive Vice President, Finance and Executive Vice President, Accounting and Risk Management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act of 1934 (the "Exchange Act") Rule 13a-14.

        Disclosure controls and procedures include internal controls and other procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission's (the "SEC") rules and forms. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance—and cannot guarantee—that it will succeed in its stated objectives.

        We monitor our disclosure controls and procedures and our internal controls and make modifications as necessary. By monitoring our control systems, we intend that they be maintained as dynamic systems that change as conditions warrant. The evaluation of our disclosure controls and procedures is performed on a quarterly basis so that the conclusions of management (including the Chief Executive Officer, Executive Vice President, Finance and Executive Vice President, Accounting and Risk Management) concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. In addition, our disclosure controls and procedures are evaluated on an ongoing basis by our internal auditors, by our Corporate Finance and Corporate Accounting Departments, and by our independent auditors in connection with their report on our annual financial statements. As a result of such ongoing evaluations, we periodically make changes to our disclosure controls and procedures to improve the quality of our financial statements and related disclosures, including corrective actions to respond to identified reportable conditions. Since the date of the last evaluation, we have taken, and continue to take, steps to improve the design and operation of our internal controls, including the following responses to reportable conditions: strengthening the systems, processes and personnel responsible for account review and monitoring; enhancing change management controls over changes to information technology systems; documenting the key assumptions and updating systems in our analytical and financial models; and further enhancing our documentation and oversight for hedging transactions. The changes and improvements discussed above were appropriately considered in our current evaluation.

        Based upon their evaluation, the Chief Executive Officer, Executive Vice President, Finance and Executive Vice President, Accounting and Risk Management, concluded that our disclosure controls and procedures are effective in timely alerting them to material information and in providing reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1. Financial Statements

        A. The following consolidated financial statements of SLM Corporation and the Report of the Independent Auditors thereon are included in Item 8 above:

        B. The following consolidated financial statements of Student Loan Marketing Association and the Report of the Independent Auditors thereon are set forth in "Appendix A" hereto (see also "Disclosures Regarding the GSE" under Item 1 hereof):

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

  4.  Appendices

Appendix A	Student Loan Marketing Association Consolidated Financial Statements
Appendix B	Federal Family Education Loan Program

(b)  Reports on Form 8-K

        We filed or furnished three Current Reports on Form 8-K with the Commission during the quarter ended December 31, 2002 or thereafter. They were filed or furnished on:

  •
  November 14, 2002 in connection with the certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  •
  January 17, 2003 in connection with the January 16, 2003 execution and delivery of a Fourth Supplemental Indenture between the Company and Deutsche Bank Trust Company Americas, as Trustee, for our Medium Term Notes, Series B, also known as EdNotesSM.

  •
  January 28, 2003 in connection with the January 23, 2003 execution and delivery of a selling agency agreement by the Company and certain selling agents under which the Company will issue, from time to time, its Medium Term Notes, Series B, also known as EdNotesSM.

(c)  Exhibits

*2	Agreement and Plan of Reorganization by and among the Student Loan Marketing Association, SLM Holding Corporation, and Sallie Mae Merger Company
**3.1	Amended and Restated Certificate of Incorporation of the Registrant
**3.2	By-Laws of the Registrant
**4	Warrant Certificate No. W-2, dated as of August 7, 1997
*10.1++	Board of Directors Restricted Stock Plan
*10.2++	Board of Directors Stock Option Plan
*10.3++	Deferred Compensation Plan for Directors
*10.4++	Incentive Performance Plan
*10.5++	Stock Compensation Plan
*10.6++	1993-1998 Stock Option Plan
*10.7++	Supplemental Pension Plan
*10.8++	Supplemental Employees' Thrift & Savings Plan (Sallie Mae 401(K) Supplemental Savings Plan)
***10.9++	Directors Stock Plan
***10.10++	Management Incentive Plan
+10.11++	Employee Stock Option Plan
+10.12++	Amended and Restated Employees' Stock Purchase Plan
10.13+++	Employment Agreement between the Registrant and Albert L. Lord, Vice Chairman of the Board of Directors and Chief Executive Officer, dated as of January 1, 2002
10.14+++	Employment Agreement between the Registrant and Thomas J. Fitzpatrick, President and Chief Operating Officer, dated as of January 1, 2002
*21	Subsidiaries of the Registrant
+23	Consent of PricewaterhouseCoopers LLP
•99	Company's Letter to the Securities and Exchange Commission Concerning Representations from Arthur Andersen LLP
+99.1	Certification Pursuant to 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+99.2	Certification Pursuant to 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+99.3	Certification Pursuant to 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the correspondingly numbered exhibits to the Registrant's Registration Statement on Form S-4, as amended (File No. 333-21217)
**	Incorporated by reference to the correspondingly numbered exhibits to the Registrant's Registration on Form S-1 (File No. 333-38391)
***	Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 10, 1998 (File No. 001-13251)
+	Filed with the Securities and Exchange Commission with this Form 10-K
++	Management Contract or Compensatory Plan or Arrangement
+++	Filed with the Securities and Exchange Commission with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
•	Filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 2001

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 27, 2003
SLM CORPORATION
	By:	/s/ ALBERT L. LORD Albert L. Lord Chief Executive Officer

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ ALBERT L. LORD Albert L. Lord	Chief Executive Officer (Principal Executive Officer) and Director	March 27, 2003
/s/ JOHN F. REMONDI John F. Remondi	Executive Vice President, Finance (Principal Financial Officer)	March 27, 2003
/s/ C.E. ANDREWS C.E. Andrews	Executive Vice President, Accounting and Risk Management (Principal Accounting Officer)	March 27, 2003
/s/ EDWARD A. FOX Edward A. Fox	Chairman of the Board of Directors	March 27, 2003
/s/ CHARLES L. DALEY Charles L. Daley	Director	March 27, 2003
/s/ WILLIAM M. DIEFENDERFER, III William M. Diefenderfer, III	Director	March 27, 2003
/s/ THOMAS J. FITZPATRICK Thomas J. Fitzpatrick	President and Chief Operating Officer and Director	March 27, 2003
/s/ DIANE SUITT GILLELAND Diane Suitt Gilleland	Director	March 27, 2003

/s/ EARL A. GOODE Earl A. Goode	Director	March 27, 2003
/s/ ANN TORRE GRANT Ann Torre Grant	Director	March 27, 2003
/s/ RONALD F. HUNT Ronald F. Hunt	Director	March 27, 2003
/s/ BENJAMIN J. LAMBERT, III Benjamin J. Lambert, III	Director	March 27, 2003
/s/ BARRY A. MUNITZ Barry A. Munitz	Director	March 27, 2003
/s/ A. ALEXANDER PORTER, JR. A. Alexander Porter, Jr.	Director	March 27, 2003
/s/ WOLFGANG SCHOELLKOPF Wolfgang Schoellkopf	Director	March 27, 2003
/s/ STEVEN L. SHAPIRO Steven L. Shapiro	Director	March 27, 2003
/s/ BARRY L. WILLIAMS Barry L. Williams	Director	March 27, 2003

CERTIFICATIONS

I, Albert L. Lord, certify that:

1.
I have reviewed this annual report on Form 10-K of SLM Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ALBERT L. LORD Albert L. Lord Vice Chairman and Chief Executive Officer March 27, 2003

I, John F. Remondi, certify that:

1.
I have reviewed this annual report on Form 10-K of SLM Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN F. REMONDI John F. Remondi Executive Vice President, Finance March 27, 2003

I, C.E. Andrews, certify that:

1.
I have reviewed this annual report on Form 10-K of SLM Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ C.E. ANDREWS C.E. Andrews Executive Vice President, Accounting and Risk Management March 27, 2003

CONSOLIDATED FINANCIAL STATEMENTS
INDEX

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
    SLM Corporation:

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of SLM Corporation and subsidiaries (the "Company") at December 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 16, 2002.

        As discussed above, the financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 3, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 3. In our opinion, the transition disclosures for 2001 and 2000 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

PricewaterhouseCoopers LLP
McLean, VA
January 15, 2003

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP, NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K.

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

Arthur Andersen LLP
Vienna, VA
January 16, 2002

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	December 31,
	2002	2001
Assets
Federally insured student loans (net of allowance for losses of $49,751 and $58,254, respectively)	$37,168,276	$36,777,392
Private credit student loans (net of allowance for losses of $180,933 and $193,435, respectively)	5,171,399	4,223,478
Academic facilities financings and other loans	1,202,045	1,998,228
Investments
Trading	175	791
Available-for-sale	3,537,117	4,053,719
Held-to-maturity	18,651	28,988
Other	675,558	758,573

Total investments	4,231,501	4,842,071
Cash and cash equivalents	758,302	715,001
Retained Interest in securitized receivables	2,145,523	1,859,450
Goodwill and acquired intangible assets	586,127	566,345
Other assets	1,911,832	1,891,994

Total assets	$53,175,005	$52,873,959

Liabilities
Short-term borrowings	$25,618,955	$31,064,821
Long-term notes	22,242,115	17,285,350
Other liabilities	3,315,985	2,851,326

Total liabilities	51,177,055	51,201,497

Commitments and contingencies
Stockholders' equity
Preferred stock, Series A, par value $.20 per share, 20,000 shares authorized: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share	165,000	165,000
Common stock, par value $.20 per share, 375,000 shares authorized: 208,184 and 202,736 shares issued, respectively	41,637	40,547
Additional paid-in capital	1,185,847	805,804
Accumulated other comprehensive income (net of tax of $319,178 and $360,876, respectively)	592,760	670,199
Retained earnings	2,718,226	2,068,490

Stockholders' equity before treasury stock	4,703,470	3,750,040
Common stock held in treasury at cost: 55,604 and 47,241 shares, respectively	2,705,520	2,077,578

Total stockholders' equity	1,997,950	1,672,462

Total liabilities and stockholders' equity	$53,175,005	$52,873,959

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Years ended December 31,
	2002	2001	2000
Interest income:
Student loans	$2,027,847	$2,527,818	$2,854,231
Academic facilities financings and other loans	96,025	125,540	142,947
Investments	87,889	344,173	481,481

Total interest income	2,211,761	2,997,531	3,478,659
Interest expense:
Short-term debt	602,592	1,490,173	2,266,229
Long-term debt	600,028	633,942	570,642

Total interest expense	1,202,620	2,124,115	2,836,871

Net interest income	1,009,141	873,416	641,788
Less: provision for losses	116,624	65,991	32,119

Net interest income after provision for losses	892,517	807,425	609,669

Other income:
Gains on student loan securitizations	337,924	75,199	91,846
Servicing and securitization revenue	629,294	634,320	295,646
(Losses) gains on sales of securities, net	(255,356)	(178,287)	18,622
Derivative market value adjustment	(203,904)	(452,425)	—
Guarantor servicing and debt management fees	325,476	255,171	128,375
Other	187,220	183,639	153,143

Total other income	1,020,654	517,617	687,632

Operating expenses:
Salaries and benefits	376,382	362,904	267,590
Other	313,390	344,750	265,120
Integration charge	—	—	53,000

Total operating expenses	689,772	707,654	585,710
Income before income taxes and minority interest in net earnings of subsidiary	1,223,399	617,388	711,591

Income taxes:
Current	578,763	451,954	267,837
Deferred	(147,360)	(228,632)	(31,957)

Total income taxes	431,403	223,322	235,880
Minority interest in net earnings of subsidiary	—	10,070	10,694

Net income	791,996	383,996	465,017
Preferred stock dividends	11,501	11,501	11,522

Net income attributable to common stock	$780,495	$372,495	$453,495

Basic earnings per common share	$5.06	$2.34	$2.84

Average common shares outstanding	154,098	159,078	159,482

Diluted earnings per common share	$4.93	$2.28	$2.76

Average common and common equivalent shares outstanding	158,173	163,400	164,355

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share amounts)

		Common Stock Shares						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock Shares				Preferred Stock	Common Stock	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total Stockholders' Equity
		Issued	Treasury	Outstanding
Balance at December 31, 1999	3,300,000	186,069,619	(28,493,072)	157,576,547	$165,000	$37,214	$62,827	$297,735	$1,462,034	$(1,183,896)	$840,914
Comprehensive income:
Net income									465,017		465,017
Other comprehensive income, net of tax
Change in unrealized gains (losses) on investments, net of tax								13,566			13,566

Comprehensive income											478,583
Cash dividends:
Common stock ($.66 per share)									(104,627)		(104,627)
Preferred stock ($3.49 per share)									(11,522)		(11,522)
Issuance of common shares		4,782,317	9,084,505	13,866,822		956	201,958			372,366	575,280
Tax benefit related to employee stock option and purchase plan							25,393				25,393
Premiums on equity forward purchase contracts							(64,967)				(64,967)
Repurchase of common shares
Open market repurchases			(2,139,600)	(2,139,600)						(98,828)	(98,828)
Equity forward repurchases			(4,890,625)	(4,890,625)						(212,330)	(212,330)
Benefit plans			(268,299)	(268,299)						(12,560)	(12,560)

Balance at December 31, 2000	3,300,000	190,851,936	(26,707,091)	164,144,845	$165,000	$38,170	$225,211	$311,301	$1,810,902	$(1,135,248)	$1,415,336
Comprehensive income:
Net income									383,996		383,996
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								409,232			409,232
Change in unrealized gains (losses) on derivatives, net of tax								(50,334)			(50,334)

Comprehensive income											742,894
Cash dividends:
Common stock ($.73 per share)									(114,907)		(114,907)
Preferred stock ($3.48 per share)									(11,501)		(11,501)
Issuance of common shares		11,884,450	164,255	12,048,705		2,377	510,391			10,358	523,126
Tax benefit related to employee stock option and purchase plan							118,642				118,642
Premiums on equity forward purchase contracts							(48,440)				(48,440)
Repurchase of common shares
Open market repurchases			(2,715,000)	(2,715,000)						(193,171)	(193,171)
Equity forward repurchases			(16,663,575)	(16,663,575)						(665,758)	(665,758)
Benefit plans			(1,319,427)	(1,319,427)						(93,759)	(93,759)

Balance at December 31, 2001	3,300,000	202,736,386	(47,240,838)	155,495,548	$165,000	$40,547	$805,804	$670,199	$2,068,490	$(2,077,578)	$1,672,462
Comprehensive income:
Net income									791,996		791,996
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(37,413)			(37,413)
Change in unrealized gains (losses) on derivatives, net of tax								(40,026)			(40,026)

Comprehensive income											714,557
Cash dividends:
Common stock ($.85 per share)									(130,759)		(130,759)
Preferred stock ($3.48 per share)									(11,501)		(11,501)
Issuance of common shares		5,447,450	281,909	5,729,359		1,090	332,058			24,110	357,258
Tax benefit related to employee stock option and purchase plan							83,400				83,400
Premiums on equity forward purchase contracts							(35,415)				(35,415)
Repurchase of common shares
Open market repurchases			(701,000)	(701,000)						(70,872)	(70,872)
Equity forward repurchases			(6,600,000)	(6,600,000)						(452,265)	(452,265)
Benefit plans			(1,344,311)	(1,344,311)						(128,915)	(128,915)

Balance at December 31, 2002	3,300,000	208,183,836	(55,604,240)	152,579,596	$165,000	$41,637	$1,185,847	$592,760	$2,718,226	$(2,705,520)	$1,997,950

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years ended December 31,
	2002	2001	2000
Operating activities
Net income	$791,996	$383,996	$465,017
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on student loan securitizations	(337,924)	(75,199)	(91,846)
Losses (gains) on sales of securities, net	255,356	178,287	(18,622)
Derivative market value adjustment	203,904	452,425	—
Provision for losses	116,624	65,991	32,119
Integration charge	—	—	53,000
(Increase) decrease in accrued interest receivable	(30,012)	(144,588)	46,709
Decrease in accrued interest payable	(2,684)	(39,455)	(11,606)
Decrease (increase) in other assets and Retained Interest in securitized receivables, net	16,359	(97,733)	(152,761)
(Decrease) increase in other liabilities	(250,978)	115,664	422,637

Total adjustments	(29,355)	455,392	279,630

Net cash provided by operating activities	762,641	839,388	744,647

Investing activities
Student loans acquired	(15,793,453)	(13,531,337)	(10,857,818)
Loans acquired through trust consolidation	(4,121,395)	(1,305,068)	(662,504)
Reduction of student loans:
Installment payments	4,104,599	4,200,852	3,025,138
Claims and resales	644,899	627,168	481,829
Proceeds from securitization of student loans	13,785,833	6,531,106	8,805,758
Proceeds from sales of student loans	54,754	142,808	136,944
Academic facilities financings and other loans made	(545,522)	(1,172,768)	(1,236,068)
Academic facilities financings and other loans repayments	1,358,342	1,199,005	1,374,550
Investments purchased	(50,380,011)	(45,377,513)	(55,601,326)
Proceeds from sale or maturity of investments	50,836,714	45,528,770	55,834,068
Purchase of subsidiaries, net of cash acquired	(49,911)	—	(448,754)

Net cash (used in) provided by investing activities	(105,151)	(3,156,977)	851,817

Financing activities
Short-term borrowings issued	697,736,546	809,283,108	689,320,696
Short-term borrowings repaid	(698,920,387)	(816,749,157)	(690,106,439)
Long-term notes issued	20,388,724	19,558,823	17,162,579
Long-term notes repaid	(19,430,003)	(9,095,001)	(17,924,421)
Minority interest — GSE preferred stock redemption	—	(213,883)	—
Common stock issued	440,658	641,768	600,673
Premiums on equity forward contracts	(35,415)	(48,440)	(64,967)
Common stock repurchased	(652,052)	(952,688)	(323,718)
Common dividends paid	(130,759)	(114,907)	(104,627)
Preferred dividends paid	(11,501)	(11,501)	(11,522)

Net cash (used in) provided by financing activities	(614,189)	2,298,122	(1,451,746)

Net increase (decrease) in cash and cash equivalents	43,301	(19,467)	144,718
Cash and cash equivalents at beginning of year	715,001	734,468	589,750

Cash and cash equivalents at end of year	$758,302	$715,001	$734,468

Cash disbursements made for:
Interest	$1,643,400	$2,161,144	$2,432,427

Income taxes	$555,200	$350,900	$140,000

See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1.  Organization and Privatization

        SLM Corporation ("the Company") is a holding company that operates through a number of subsidiaries including the Student Loan Marketing Association (the "GSE"). The Company is the largest private source of funding, delivery and servicing support for education loans in the United States primarily through its participation in the Federal Family Education Loan Program ("FFELP"). The Company provides a wide range of financial services, processing capabilities and information technology to meet the needs of educational institutions, lenders, students and their families, and guarantee agencies. The Company's primary business is to originate and hold student loans, but the Company also provides fee-based student loan related products and services and now earns servicing fees for student loan servicing and guarantee processing, and student loan default management and loan collections.

        The GSE was chartered by Congress to provide liquidity for originators of student loans made under federally sponsored student loan programs and otherwise to support the credit needs of students and educational institutions. In 1997, pursuant to the Student Loan Marketing Association Reorganization Act of 1996 (the "Privatization Act"), the Company transferred all personnel and certain assets of the GSE to the Company or other non-GSE affiliates. As a consequence, the Company manages the operations of the GSE through a management services agreement. The Company also services the majority of the GSE's student loans under a servicing agreement between the GSE and Sallie Mae Servicing, LP.

        Under the Privatization Act, the GSE must wind down its operations (the "Wind-Down") and dissolve on or before September 30, 2008. The Company anticipates completing the Wind-Down by September 30, 2006. Any GSE debt obligations outstanding at the date of dissolution are required to be defeased through creation of a fully collateralized trust, consisting of U.S. government or agency obligations with cash flows matching the interest and principal obligations of the defeased debt. Also upon the GSE's dissolution, all of its remaining assets will transfer to the Company.

        The Privatization Act provides that the GSE may continue to issue new debt obligations maturing on or before September 30, 2008. The legislation further provides that the legal status and attributes of the GSE's debt obligations, including the Securities and Exchange Commission registration and state tax exemptions, will be fully preserved until their respective maturities. The obligations of the Company do not have GSE status. Therefore, as the Company issues more of its obligations through non-GSE subsidiaries, the Company's cost of funds will increase. Also upon the GSE's dissolution, all of its remaining assets will transfer to the Company.

        In anticipation of privatization, the Company is expanding its non-GSE business activities. Non-GSE subsidiaries originate certain student and consumer loans for both the Company and Preferred Lender clients on the Company's proprietary origination platform. The Company is also broadening its fee based businesses, which primarily occurs outside of the GSE. These businesses include student loan origination, student loan and guarantee servicing, and debt management services.

2.  Significant Accounting Policies

Loans

        Loans, consisting of federally insured student loans, private credit student loans, student loan participations, warehousing advances, academic facilities financings, and other private consumer and mortgage loans are carried at amortized cost which, for student loans, includes unamortized premiums and unearned purchase discounts.

        For non-guaranteed loans, the Company places a loan on non-accrual status when the collection of contractual principal and interest is 212 days past due. FFELP loans are guaranteed as to both principal and interest, and therefore continue to accrue interest until such time that they are paid by the guarantor.

Student Loan Income

        The Company recognizes student loan income as earned, net of amortization of premiums, capitalized direct origination and acquisition costs, and the accretion of discounts. Additionally, income is recognized based upon the expected yield of the loan after giving effect to estimates for borrower utilization of incentives for timely payment ("borrower benefits"). The estimates of the effect of borrower benefits on student loan yield are based on analyses of historical payment behavior of borrowers who are eligible for the incentives and the evaluation of the ultimate qualification rate for these incentives. Premiums, capitalized direct origination and acquisition costs and origination fees received are amortized over the estimated life of the loan. The Company periodically evaluates the assumptions used to estimate its loan life and in instances where the modifications to the assumptions are considered significant, amortization is adjusted retroactively.

        In addition, the Company pays an annual 105 basis point rebate fee on Consolidation Loans and an annual 30 basis point Offset Fee unique to the GSE on Stafford and PLUS student loans purchased and held on or after August 10, 1993. These fees are netted against student loan income. Payments under Floor Income Contracts are also netted against student loan income.

Allowance for Student Loan Losses

        The Company has established an allowance for probable losses on the existing on-balance sheet portfolio of student loans. Student loans are presented net of the allowance on the balance sheet. The Company evaluates the adequacy of the allowance for student loan losses on its federally insured portfolio of student loans separately from its non-federally insured portfolio of private credit student loans.

        In evaluating the adequacy of the allowance for losses on the private credit student loan portfolio, the Company considers several factors including: the credit profile of the borrower and/or co-borrower, loans in repayment versus those in a non-paying status, months of repayments, delinquency status, type of program and trends in defaults in the portfolio based on Company and industry data.

        For the federally insured loan portfolios, the Company considers trends in student loan claims rejected for payment by guarantors and the amount of Federal Family Education Loan Program ("FFELP") loans subject to two percent Risk Sharing. The allowance is based on periodic evaluations of its loan portfolios considering past experience, changes to federal student loan programs, current economic conditions and other relevant factors. The allowance is maintained at a level that management believes is adequate to provide for estimated probable credit losses inherent in the loan portfolio. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant changes.

Cash and Cash Equivalents

        Cash and cash equivalents includes term federal funds and bank deposits with original terms to maturity less than three months.

Investments

        Investments are held to provide liquidity, to economically hedge certain financing activities and to serve as a source of short-term income. The majority of the Company's investments are classified as available-for-sale and such securities are carried at market value, with the after-tax unrealized gain or loss, along with after-tax unrealized gain or loss on instruments which qualify as effective hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", carried as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts. Securities that are actively traded are accounted for at fair market value with unrealized gains and losses included in investment income, and securities that are intended to be held-to-maturity are accounted for at amortized cost.

        The Company purchases U.S. Treasury and federal agency securities ("U.S. government securities") under agreements to resell the securities and includes them on the consolidated balance sheets as securities purchased under resale agreements. These securities often serve as collateral for repurchase agreements. The Company's policy is to take possession or control of the security underlying the resale agreement and to revalue them daily to determine if additional collateral is necessary from the borrower. The Company also enters into sales of U.S. government securities under repurchase agreements, which are treated as financings, and reflected as liabilities in the consolidated balance sheets. The dollar amount of the U.S. government securities underlying the repurchase agreements remains in investment securities. The Company also has investments in insurance-related investments and leveraged leases, primarily with U.S. commercial airlines.

Interest Expense

        Interest expense is based upon contractual interest rates adjusted for the amortization of debt issuance costs and premiums and the accretion of discounts. The Company's interest rate expense may also be adjusted for net payments/receipts for derivative instruments, which include interest rate swap agreements and interest rate futures contracts, qualifying as a hedge under GAAP, and amortization of deferred gains and losses on closed hedge transactions which qualify as cash flow hedges.

Securitization Accounting

        To meet the sale criteria of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of SFAS No. 125," the Company structures its securitizations using two-step transactions with a qualifying special purpose entity ("QSPE") that legally isolates the transferred assets from the Company, even in the event of bankruptcy. Also, each transaction is structured to ensure that the holders of the beneficial interests issued by the QSPE are not constrained from pledging or exchanging their interests, and that the Company does not maintain effective control over the transferred assets. Upon meeting these criteria, the Company accounts for such transfers as a sale.

        The Company assesses the financial structure of each securitization to ensure that the trust or other securitization vehicle meets the conditions of a QSPE as defined in SFAS No. 140. To be a QSPE, an entity must meet all of the following conditions:

  •
  It is demonstrably distinct from the Company and cannot be unilaterally dissolved by the Company and at least 10 percent of the fair value of its interests is held by independent third parties.

  •
  It has significant limits on the activities in which it can participate. These activities are specified up-front in the initial legal documents creating the QSPE.

  •
  There are limits to the assets the QSPE can hold; specifically, it can hold only the assets transferred to it, passive derivative instruments pertaining to the beneficial interests held by independent third parties, servicing rights, temporary investments pending distribution to security holders, and cash.

  •
  It can only dispose of its assets in automatic response to the occurrence of an event specified in the applicable legal documents and out of the control of the Company.

  •
  No agreement exists between the Company and the QSPE that calls for the Company to repurchase the student loans before their maturity or gives the Company the ability to unilaterally cause the QSPE to return specific student loan accounts other than through a clean-up call when the loan balance is less than 10 percent of the original loan balance.

Retained Interest

        The Residual Interest results from the securitization of student loans. Accordingly, the Company records the Retained Interest which includes a Residual Interest and, in some cases, a cash reserve account. The Company receives sales treatment on its securitizations and recognizes the resulting gain on student loan securitizations on the consolidated statements of income. This gain is based upon the difference between the allocated cost basis of the assets sold and the relative fair value of the assets received. Furthermore, the Company records revenue it receives for servicing the loans in the securitization trusts and for the income earned on the Residual Interest asset. The Company accounts for its Residual Interests as an available-for-sale security. Accordingly, it is reflected at market value with periodic changes reflected as a component of other comprehensive income in equity.

        The Company estimates the fair value of the Retained Interest, both initially and each subsequent quarter, based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions—credit losses, prepayment speeds and discount rates commensurate with the risks involved, as well as the fair value of the Embedded Floor Income in the securitized loan.

        The fair value of the Fixed Rate Embedded Floor Income earned on securitized loans is estimated for the expected life of the loan and included in the fair value of the Residual Interest both initially at the time of the sale of the student loans and each subsequent quarter. This estimate is based on a discounted cash flow calculation that considers the current borrower rate, SAP spreads and the term for which the loan is eligible to earn Floor Income as well as time value, yield curve and volatility factors. The Variable Rate Embedded Floor Income, which is earned until the July 1 reset date of the loans, is periodically estimated and included in the quarterly mark-to-market valuations of the Residual

Interest. The actual Variable Rate Floor Income received is recorded as earned in securitization income.

        The Company records interest income and periodically evaluates its Retained Interests for other than temporary impairment in accordance with the Emerging Issues Task Force Issue ("EITF") No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Under this standard, on a quarterly basis the Company estimates the cash flows to be received from its Retained Interests. In cases where the Company's estimate of future cash flows is below its initial estimate when the asset is acquired, the Retained Interest is written down to fair value through earnings as other than temporary impairment. Interest income is recorded using the effective interest method using the most current cash flows.

        The Company also receives income for servicing the loans in its securitization trusts. The Company assesses the amounts received as compensation for these activities at inception and on an ongoing basis to determine if the amounts received are adequate compensation as defined in SFAS No. 140. To the extent such compensation is determined to be only adequate compensation, no servicing asset or obligation is recorded.

Derivative Accounting

        The Company accounts for interest rate swaps, interest rate futures contracts, interest rate cap contracts, and Floor Income Contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. The Company determines fair value for its derivative contracts using pricing models that consider current market and contractual prices for the underlying financial instruments, as well as time value and yield curve or volatility factors underlying the positions. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results.

        Many of the Company's derivatives, mainly standard interest rate swaps and certain Eurodollar futures contracts, qualify as effective hedges under SFAS No. 133. For these derivatives, the relationship between the hedging instrument and the hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions at the inception of the hedging relationship is documented. Each derivative is linked to either a specific asset or liability on the balance sheet or expected future cash flows, and designated as either a fair value or a cash flow hedge. Fair value hedges are designed to hedge the Company's exposure to changes in fair value of a fixed rate asset or liability ("fair value" hedge), while cash flow hedges are designed to hedge the Company's exposure to variability of either a floating rate asset's or liability's cash flows or expected fixed rate debt issuance ("cash flow" hedge). For effective fair value hedges, both the hedge and the hedged item are marked-to-market with any difference recorded immediately in the income statement. For effective cash flow hedges, changes in the fair value of the cash flow hedge are deferred in other comprehensive income, net of tax, and recognized in earnings in the same period as the earnings effects of the hedged item. The assessment of the hedge's effectiveness is performed on an ongoing basis, and is tested on at least a quarterly basis. When it is determined that a derivative is not currently an effective hedge or it will not be one in the future, the Company discontinues the hedge accounting prospectively and ceases recording changes in the fair value of the hedged item.

        The Company also has a number of derivatives, primarily Floor Income Contracts, certain Eurodollar futures contracts and certain basis swaps, that the Company believes are effective economic hedges, but are not considered effective hedges under SFAS No. 133. They are considered ineffective under SFAS No. 133 because they are hedging only a portion of the term of the underlying risk or hedging an off-balance sheet financial instrument. These derivatives are classified as "trading" for GAAP purposes and as a result they are marked-to-market through GAAP earnings with no consideration for the price fluctuation of the hedged item.

Guarantor Servicing and Default Management Fees

        The Company performs services including loan origination, account maintenance, default aversion and collections for various guarantor agencies, the Department of Education ("DOE") and educational institutions. The fees associated with these services are accrued as earned. The guarantor servicing contract with United States Aid Funds, Inc. ("USA Funds") accounts for 72 percent of the guarantor servicing revenue.

Software Development Costs

        Certain direct development costs associated with internal-use software are capitalized, including external direct costs of services and payroll costs for employees devoting time to the software projects. These costs are included in other assets and are amortized over a period not to exceed five years beginning when the asset is technologically feasible and substantially ready for use. Maintenance costs and research and development costs relating to software to be sold or leased are expensed as incurred.

        During the years ended December 31, 2002 and 2001, the Company capitalized $23 million and $10 million, respectively, in costs related to software development, and expensed $70 million and $87 million, respectively, related to routine maintenance, betterments and amortization. At December 31, 2002 and 2001, the unamortized balance of capitalized internally developed software included in other assets was $42 million and $37 million, respectively.

Goodwill and Intangible Assets

        The Company accounts for its goodwill in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and broadens the criteria for recording identifiable intangible assets separate from goodwill. SFAS No. 142 requires companies to cease systematically amortizing goodwill (and other intangible assets with indefinite lives) and perform an assessment for impairment by applying a fair-value-based test on an annual basis (or an interim basis if circumstances indicate a possible impairment). Future impairment losses are to be recorded as an operating expense, except at the transition date, when any impairment write-off of existing goodwill is to be recorded as a "cumulative effect of change in accounting principle." In accordance with SFAS No. 142, any goodwill and indefinite-life intangibles resulting from acquisitions completed after June 30, 2001 will not be amortized. Effective January 1, 2002, the Company ceased the amortization of goodwill and indefinite-life intangibles in accordance with SFAS No. 142. During 2002, the Company performed the goodwill impairment tests and determined there was no impairment of goodwill.

        The unamortized balance of goodwill at December 31, 2002 and 2001 was $282 million for both periods and was included in other assets.

        Intangible assets are amortized on a straight-line basis over 3 to 18 years depending on the type of intangible asset. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over a 10 to 20 year period. The following table summarizes the useful lives of intangible assets acquired in the July 2000 purchase of USA Group, Inc. and the January 2002 purchases of Pioneer Credit Recovery, Inc. and General Revenue Corporation:

Useful Life
Customer relationships	3-18 years
Software/technology	7 years
Trademarks	Indefinite
Assembled workforce	Indefinite
Employment non-compete agreements	3 years

Accounting for Stock-Based Compensation

        SLM Corporation accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no compensation expense for stock options granted under the plans.

Income Taxes

        Income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes." The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company's assets and liabilities. The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return.

Earnings per Common Share

        Basic earnings per common share ("Basic EPS") are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share ("Diluted EPS") reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, warrants, deferred compensation and shares held in the Employee Stock Purchase Plan, determined by the treasury stock method, and equity forwards, determined by the reverse treasury stock method.

Consolidation

        The consolidated financial statements include the accounts of SLM Corporation and its subsidiaries, after eliminating intercompany accounts and transactions. As further discussed in Note 9,

the Company does not consolidate QSPEs created for securitization purposes in accordance with SFAS No. 140. Currently, the Company consolidates all other special purpose entities.

Use of Estimates

        The Company's financial reporting and accounting policies conform to generally accepted accounting principles in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Key accounting policies that include significant judgments and estimates include securitization accounting, valuation of the Retained Interest, provision for loan losses, Floor Income Contracts and derivative accounting.

Reclassifications

        Certain reclassifications have been made to the balances as of and for the years ended December 31, 2001 and 2000, to be consistent with classifications adopted for 2002.

Recently Issued Accounting Pronouncements

  Accounting for Costs Associated with Exit or Disposal Activities

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS No. 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS No. 146 will materially affect the Company's financial statements.

  Early Extinguishment of Debt

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends FASB Statement No. 13, "Accounting for Leases" to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of FASB No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to FASB No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The Company does not expect to have any material changes to its financial statements as a result of SFAS No. 145.

  Accounting for Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 requires annual disclosures about the method of accounting for stock-based compensation and tabular information about the effect of the method of accounting for stock-based compensation on net income and earnings per share, including pro forma amounts, in the "Summary of Significant Accounting Policies." On a quarterly basis, SFAS No. 148 requires prominent disclosure in tabular form of the effect of the method of stock-based compensation on net income and earnings per share for all periods presented as accounted for under APB Opinion No. 25.

  Accounting for Guarantees

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 identifies characteristics of certain guarantee contracts and requires that a liability be recognized at fair value at the inception of such guarantees for the obligations undertaken by the guarantor. Additional disclosures also are prescribed for certain guarantee contracts. The initial recognition and initial measurement provisions of FIN No. 45 are effective for these guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for the Company for its first quarter ending March 31, 2003. The Company does not expect that FIN No. 45 will have a material impact on its financial statements.

  Consolidation of Variable Interest Entities

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties ("variable interest entities"). Variable interest entities ("VIEs") are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a VIE is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. FIN No. 46 also requires new disclosures about VIEs.

        On February 1, 2003, the Company adopted FIN No. 46 for VIEs created in which the Company obtains an interest after January 31, 2003. The Company will adopt FIN No. 46 on October 1, 2003 for VIEs in which it holds a variable interest that it acquired before February 1, 2003. Transactions associated with these entities include asset-backed securitizations and certain partnerships that are used for marketing the Company's co-branded student loan products. The Company currently consolidates entities in which it has a controlling financial interest in accordance with accounting principles generally accepted in the U.S. For those entities deemed to be qualifying special purpose entities ("QSPE") (as defined in SFAS No. 140), which includes the Company's securitization trusts, the Company does not consolidate those entities. The Company is currently evaluating the impact of the provisions of FIN No. 46 on its consolidated financial statements and is assessing its impact to ensure it is properly integrated into its existing policies, practices and systems. The Company does not believe, at this time, that FIN No. 46 will have a material effect on its consolidated financial statements for transactions completed before December 31, 2002.

  Accounting for Equity Forward Contracts

        The FASB has tentatively reached a conclusion on new rules governing the accounting for equity forward contracts. Under the proposed rules, for those contracts that allow a net settlement option either in cash or the Company's stock, the Company would account for the equity forward contract under FAS No. 133 and periodically mark the contract to market through income. For those contracts that require physical settlement only, the Company would recognize a liability and contra equity. The Company's contracts typically allow net settlement, so if the rule were effective, based on a closing share price at December 31, 2002, the Company would have recognized an asset of $177 million from marking the equity forward contracts to market.

3.  Goodwill Accounting

        The following table presents the impact of goodwill amortization to net income attributable to common stock and earnings per common share ("EPS") for the years ended December 31, 2001 and 2000 (dollars in thousands, except per share amounts).

	Years ended December 31,
	2001			2000
	Net income attributable to common stock	Basic EPS	Diluted EPS	Net income attributable to common stock	Basic EPS	Diluted EPS
Reported net income	$372,495	$2.34	$2.28	$453,495	$2.84	$2.76
Add back: Goodwill (including assembled workforce and trademarks) amortization (after-tax)	29,728.19		.18	9,995.06		.06

Adjusted net income	$402,223	$2.53	$2.46	$463,490	$2.90	$2.82

4.  Student Loans

        The Company purchases and originates student loans under two federally sponsored programs—the Federal Family Education Loan Program ("FFELP") and the Health Education Assistance Loan Program ("HEAL") and also purchases and originates private credit education loans under which the Company typically bears the full credit risk. The HEAL program was integrated into the FFELP program in 1998, so no new loans are being originated under the HEAL program.

        The FFELP is subject to comprehensive reauthorization every six years and to frequent statutory and regulatory changes. The most recent reauthorization was the Higher Education Amendments of 1998.

        There are three principal categories of FFELP loans: Stafford loans, PLUS loans, and Consolidation Loans. Generally, Stafford and PLUS loans have repayment periods of between five and ten years. Consolidation Loans have repayment periods of twelve to thirty years. FFELP loans obligate the borrower to pay interest at a stated fixed rate or an annually reset variable rate that has a cap. The interest rates are either fixed to term or reset annually on July 1 of each year depending on when the loan was originated and the loan type. The Company earns interest at the greater of the borrower's rate or a floating rate. If the floating rate exceeds the borrower rate, the U.S. Department of Education ("DOE") makes a payment directly to the Company based upon the SAP formula. (See the Glossary and "Appendix B—Special Allowance Payments."). If the floating rate determined by the SAP formula is less than the rate the borrower is obligated to pay, the Company simply earns interest at the borrower rate. In all cases, the rate a borrower is obligated to pay sets a minimum rate for determining the yield that the Company earns on the loan.

        In low or certain declining interest rate environments when student loans are earning at the fixed borrower rate, while the interest on the funding for the loans is variable and declining, the Company can earn additional spread income that it refers to as Floor Income.

        The estimated average remaining term of student loans in the Company's portfolio was approximately 7.5 years and 6.9 years at December 31, 2002 and 2001, respectively. The following table reflects the distribution of the Company's student loan portfolio by program.

	December 31,
	2002	2001
FFELP — Stafford	$13,336,611	$17,904,954
FFELP — PLUS/SLS	1,625,085	2,641,311
FFELP — Consolidation Loans	20,807,304	14,511,988
HEAL	1,449,027	1,777,393
Private credit	5,352,332	4,416,913

Subtotal	42,570,359	41,252,559
Allowance for student loan losses	(230,684)	(251,689)

Total student loans, net	$42,339,675	$41,000,870

        As of December 31, 2002 and 2001, 84 percent and 78 percent, respectively, of the Company's on-balance sheet student loan portfolio was in repayment.

        The Company's FFELP loans are insured against the borrower's default, death, disability or bankruptcy. Insurance on FFELP loans is provided by certain state or non-profit guarantee agencies, which are reinsured by the federal government. FFELP loans originated prior to October 1, 1993 are reinsured 100 percent by the federal government, while FFELP loans originated after October 1, 1993, except in cases of death, disability and bankruptcy which are 100 percent insured, are reinsured for 98 percent of their unpaid balance resulting in two percent Risk Sharing for holders of these loans. At December 31, 2002 and 2001, the Company owned $2.6 billion and $4.7 billion of 100 percent reinsured FFELP loans, and $33.2 billion and $30.3 billion of 98 percent reinsured loans, respectively. HEAL loans are directly insured 100 percent by the federal government.

        Both FFELP and HEAL loans are subject to regulatory requirements relating to servicing. In the event of default on a student loan or the borrower's death, disability or bankruptcy, the Company files a claim with the insurer or guarantor of the loan, who, provided the loan has been properly originated and serviced, pays the Company the unpaid principal balance and accrued interest on the loan less Risk Sharing, where applicable. Penalty interest on loans of $8 million, $7 million and $5 million for the years ended December 31, 2002, 2001 and 2000, respectively, were charged off against the allowance for loan losses.

        In addition to federal loan programs, which place statutory limits on per year and total borrowing, the Company offers a variety of private credit student loans. Private credit student loans are primarily education-related student loans to students attending post-secondary educational institutions or career training institutions. The Company bears the full risk of any losses experienced in the non-insured private credit loan portfolio, and as a result these loans are underwritten and priced based upon standardized consumer credit scoring criteria. In addition, students who do not meet the Company's minimum underwriting standards are required to obtain a credit-worthy co-borrower. Approximately 46 percent of the Company's private credit loan portfolio have co-borrowers. At December 31, 2002, the Company had $5.4 billion of private credit student loans outstanding or 13 percent of its total on-balance sheet student loan portfolio.

5.  Allowance for Student Loan Losses

        The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb probable losses, net of recoveries, inherent in the portfolio of student loans. The Company separately evaluates the adequacy of the provision for losses on its federally insured portfolio of student loans and its private credit portfolio. The loan loss reserve attributable to federally insured loans consists of two components: a reserve for the two percent of the outstanding principal and interest that is not insured by the federal government ("Risk Sharing reserve") and a reserve for rejected guarantor claims losses ("rejected claims reserve"), mainly caused by servicing defects. The Risk Sharing reserve is an estimate based on the amount of loans subject to Risk Sharing and on the historical experience of losses. The rejected claims reserve is based on an analysis of the historic level of rejected claims and subsequent cures. Since FFELP loans are guaranteed as to both principal and interest, they continue to accrue interest until such time that they are paid by the guarantor. Once a student loan is rejected for claim payment, the Company's policy is to continue to pursue the recovery of principal and interest, either by curing the reject or collecting from the borrower. The Company attempts to cure the reject by engaging in extensive collection efforts including repeated and methodical mail and phone contact with borrowers and co-borrowers. The Company has a history of successfully curing rejected claims within two years; it is therefore the Company's policy to charge off a rejected claim once it has aged to two years.

        A large percentage of the Company's private credit student loans have not matured to a point at where experience factors are adequate to predict loan loss patterns. Therefore, to calculate the private credit student loan loss reserve, the Company must rely on a combination of its own historic data, such as recent trends in delinquencies, the credit profile of the borrower and/or co-borrower, loan volume by program, and charge-offs and recoveries. The Company uses this data in internally developed statistical models to estimate the amount of probable losses, net of subsequent collections, that are projected to be incurred on the portfolio of private credit student loans.

        When calculating the private credit student loan loss reserve, the Company subdivides the portfolio into various categories such as loans with co-borrowers, loans in repayment versus those in a non-paying status, months of repayments, delinquency status and type of program. The Company then estimates defaults by cohort (loans grouped by the year in which they entered into repayment status) based on the borrower(s) credit profile, net of an estimate of collections by cohort for both new and previously defaulted loans. Private credit student loans are charged off against the allowance when they are 212 days delinquent. This policy is periodically reconsidered by management as trends develop. Private credit student loans continue to accrue interest until they are charged off and removed from the active portfolio. Recoveries on loans charged off are recorded directly to the reserve.

        The table below shows the Company's private credit student loan delinquency trends for the years ended December 31, 2002, 2001 and 2000. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

(Dollars in millions)

	Years ended December 31,
	2002		2001		2000
Index
	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment[1]	$2,069		$1,495		$906
Loans current in forbearance[2]	344		327		218
Loans in repayment and percentage of each status:
Loans current	2,727	93%	2,348	90%	1,744	84%
Loans delinquent 30-59 days[3]	100	3	105	4	211	10
Loans delinquent 60-89 days	42	2	47	2	37	2
Loans delinquent 90 days or greater	70	2	95	4	78	4

Total loans in repayment	2,939	100%	2,595	100%	2,070	100%

Total private credit student loans	5,352		4,417		3,194
Private credit student loan reserves	(181)		(194)		(172)

Private credit student loans, net	$5,171		$4,223		$3,022

Percentage of private credit student loans in repayment	55%		59%		65%

1
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

2
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, according to a schedule approved by the servicer or the Company's HEMAR Insurance Corporation of America ("HICA") subsidiary, or both, consistent with the established loan program servicing procedures and policies.

3
The period of delinquency is based on the number of days scheduled payments are contractually past due and relate to repayment loans, that is, receivables not charged off, and not in school, grace, deferment or forbearance.

        The following table summarizes changes in the allowance for student loan losses for the years ended December 31, 2002, 2001 and 2000.

	Years ended December 31,
	2002	2001	2000
Balance at beginning of year	$251,689	$224,722	$202,820
Provision for student loan losses:
Private credit loans	93,832	35,770	6,040
Federally insured loans	16,496	33,083	23,456

Total provision for student loan losses	110,328	68,853	29,496
Reserves acquired in acquisition	—	—	7,456
Other	(29,946)	15,102	21,156
Charge-offs:
Private credit loans	(75,639)	(39,280)	(11,011)
Federally insured loans	(9,006)	(14,017)	(13,656)

Total charge-offs	(84,645)	(53,297)	(24,667)
Recoveries:
Private credit loans	9,041	3,306	897
Federally insured loans	1,644	6,611	4,212

Total recoveries	10,685	9,917	5,109
Net charge-offs	(73,960)	(43,380)	(19,558)

Reduction for sale of student loans	(27,427)	(13,608)	(16,648)

Balance at end of year	$230,684	$251,689	$224,722

Allocation of the allowance for student loan losses:
Private credit loans	$180,933	$193,435	$171,689
Federally insured loans	49,751	58,254	53,033

Total allowance for student loan losses	$230,684	$251,689	$224,722

Net charge-offs as a percentage of average student loans	.17%	.11%	.06%
Total allowance as a percentage of average student loans	.54%	.63%	.65%
Total allowance as a percentage of the ending balance of student loans	.54%	.61%	.59%
Private credit allowance as a percentage of the ending balance of private credit student loans	3.38%	4.38%	5.37%
Average student loans	$43,082,107	$40,024,934	$34,637,114
Ending balance of student loans	$42,570,359	$41,252,559	$37,872,019
Ending balance of private credit student loans	$5,352,332	$4,416,913	$3,194,284

        The Company receives certain fees related to originated loans at both origination and the commencement of repayment. These origination fees are charged to cover, in part, anticipated loan losses. Such fees are deferred and recognized into income as a component of interest over the average life of the related pool of loans. Prior to the second quarter of 2002, the Company reflected the unamortized balance of $48 million as a component of the allowance for loan losses. Both the initial addition and the 2002 removal is reflected in "Other" in the table above.

6.  Investments

        At December 31, 2002 and 2001, all investments that are classified as trading and available-for-sale securities are carried at fair market value. Securities classified as held-to-maturity investments are carried at cost. A summary of investments at December 31, 2002 and 2001 follows:

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Trading
U.S. Treasury and other U.S. government agency obligations
U.S. Treasury securities (Rabbi Trust)	$153	$22	$—	$175

Total investment securities trading	$153	$22	$—	$175

Available-for-sale
U.S. Treasury and other U.S. government agencies obligations
U.S. Treasury securities	$1,164,841	$596,628	$—	$1,761,469
State and political subdivisions of the U.S. student loan revenue bonds	91,376	2,417	—	93,793
Asset-backed and other securities
Asset-backed securities	1,484,505	1,926	(227)	1,486,204
Commercial paper	70,982	—	—	70,982
Third party repurchase agreements	101,903	—	—	101,903
Discount notes	20,959	288	(40)	21,207
Other securities	1,551	8	—	1,559

Total investment securities available-for-sale	$2,936,117	$601,267	$(267)	$3,537,117

Held-to-maturity
Guaranteed investment contracts	$14,953	$282	$(30)	$15,205
Other securities	3,698	4	—	3,702

Total investment securities held-to-maturity	$18,651	$286	$(30)	$18,907

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Trading
U.S. Treasury and other U.S. government agency obligations
U.S. Treasury securities (Rabbi Trust)	$763	$28	$—	$791

Total investment securities trading	$763	$28	$—	$791

Available-for-sale
U.S. Treasury and other U.S. government agencies obligations
U.S. Treasury securities	$1,087,183	$502,324	$(11,470)	$1,578,037
State and political subdivisions of the U.S. student loan revenue bonds	106,499	2,501	—	109,000
Asset-backed and other securities
Asset-backed securities	2,202,652	1,554	(3,261)	2,200,945
Commercial paper	43,437	—	—	43,437
Third party repurchase agreements	110,700	—	—	110,700
Discount notes	1,811	26	—	1,837
Other securities	9,784	—	(21)	9,763

Total investment securities available-for-sale	$3,562,066	$506,405	$(14,752)	$4,053,719

Held-to-maturity
Guaranteed investment contracts	$25,328	$244	$—	$25,572
Other	3,660	30	—	3,690

Total investment securities held-to-maturity	$28,988	$274	$—	$29,262

        Of the total available-for-sale securities outstanding as of December 31, 2002, $368 million (amortized cost) has been pledged as collateral.

        The Company sold available-for-sale securities with a carrying value of $134 million, $2.8 billion and $960 million for the years ended December 31, 2002, 2001 and 2000, respectively. These sales resulted in gross realized gains of $15 million, $3 million and $37 million for the years ended December 31, 2002, 2001 and 2000, respectively. These sales resulted in gross realized losses of $12 million, $1 million and $1 million for the years ended December 31, 2002, 2001 and 2000.

        As of December 31, 2002, stated maturities and maturities if accelerated to the put or call dates for investment fair value are shown in the following table:

	December 31, 2002
	Held-to- maturity	Available-for-Sale		Trading	Other
	Stated Maturity	Stated Maturity	Maturity to Put or Call Date	Stated Maturity	Stated Maturity
Year of Maturity
2003	$520	$254,121	$256,140	$—	$—
2004	6,443	303,189	302,188	—	—
2005	950	459,421	464,794	—	5,343
2006	—	546,813	543,513	175	—
2007	1,399	826,695	826,695	—	8,334
2008-2012	4,109	1,092,749	1,089,658	—	440,728
After 2012	5,486	54,129	54,129	—	221,153

Total	$18,907	$3,537,117	$3,537,117	$175	$675,558

        As of December 31, 2002, stated maturities and maturities if accelerated to the put or call dates for investment amortized cost are shown in the following table:

	December 31, 2002
	Held-to- maturity	Available-for-Sale		Trading	Other
	Stated Maturity	Stated Maturity	Maturity to Put or Call Date	Stated Maturity	Stated Maturity
Year of Maturity
2003	$516	$254,009	$256,008	$—	$—
2004	6,459	302,368	301,369	—	—
2005	885	441,577	446,739	—	5,343
2006	—	488,727	485,465	153	—
2007	1,281	583,147	583,147	—	8,334
2008-2012	4,010	812,146	809,246	—	440,728
After 2012	5,500	54,143	54,143	—	221,153

Total	$18,651	$2,936,117	$2,936,117	$153	$675,558

        At December 31, 2002, the Company had investments in leveraged leases, net of impairments, totaling $205 million, that are general obligations of primarily U.S. commercial airlines. The aircraft financing business continues to be adversely affected by the slowdown in the commercial aircraft industry that began in early 2001 and was exacerbated by the terrorist attacks of September 11, 2001. In addition, the continuing reduction in aircraft passenger volume has resulted in the grounding of a significant number of aircraft.

        Based on an analysis of the expected losses on certain leveraged leases plus the increase in incremental tax obligations related to forgiveness of debt obligations and/or the taxable gain on the sale of the aircraft, the Company recognized after-tax impairment charges of $57 million, or $.36 per share, for the year ended December 31, 2002 to reflect the impairment of certain aircraft leased to United Airlines, who declared bankruptcy in December 2002. Should the reduction in aircraft passenger volume persist, the Company has continuing exposure to the airline industry as detailed in the following table:

(In thousands)	December 31, 2002
American Airlines	$66,659
Delta Airlines	16,139
Northwest Airlines	32,198
Federal Express Corporation	19,566

Total	$134,562

        The potential loss could potentially be mitigated by recoveries on the sale of the aircraft collateral.

        At December 31, 2002 and 2001, the Company had other investments of $469 million and $463 million, respectively, of which insurance related investments were $356 million and $339 million, respectively.

7.  Short-Term Borrowings

        Short-term borrowings have an original or remaining term to maturity of one year or less. The following tables summarize outstanding short-term notes at December 31, 2002, 2001 and 2000, the weighted average interest rates at the end of each period, and the related average balances and weighted average interest rates during the periods.

	December 31, 2002		Year ended December 31, 2002
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Six month floating rate notes	$2,999,631	1.25%	$3,006,177	1.71%
Other floating rate notes	2,297,954	1.18	2,579,690	1.70
Discount notes	7,029,037	1.75	10,586,685	1.95
Fixed rate notes	1,649,969	2.35	1,693,771	2.79
Commercial paper	234,975	1.38	136,914	1.75
Securities sold — not yet purchased and repurchase agreements	—	—	146,500	1.70
Short-term portion of long-term notes	11,407,389	1.90	12,015,155	2.25

Total short-term borrowings	$25,618,955	1.74%	$30,164,892	2.07%

Maximum outstanding at any month end	$33,431,624

	December 31, 2001		Year ended December 31, 2001
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Six month floating rate notes	$3,149,421	1.90%	$4,111,595	4.04%
Other floating rate notes	2,901,235	1.99	8,183,464	4.31
Discount notes	7,345,038	2.35	8,834,578	4.34
Fixed rate notes	1,550,000	3.17	782,657	3.75
Commercial paper	449,712	1.94	524,911	4.22
Securities sold — not yet purchased and repurchase agreements	—	—	65,215	5.12
Short-term portion of long-term notes	15,669,415	2.57	13,149,619	4.01

Total short-term borrowings	$31,064,821	2.42%	$35,652,039	4.16%

Maximum outstanding at any month end	$41,669,088

	December 31, 2000		Year ended December 31, 2000
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Six month floating rate notes	$5,199,084	6.56%	$4,659,778	6.41%
Other floating rate notes	10,408,129	6.62	10,851,918	6.54
Discount notes	6,274,994	6.33	5,808,364	6.19
Fixed rate notes	360,000	6.54	2,043,618	5.96
Commercial paper	619,248	6.75	600,781	6.47
Securities sold — not yet purchased and repurchase agreements	—	—	123,948	6.96
Short-term portion of long-term notes	7,602,533	6.37	11,242,038	6.28

Total short-term borrowings	$30,463,988	6.49%	$35,330,445	6.35%

Maximum outstanding at any month end	$39,064,856

        To match the interest rate characteristics of short-term notes with the interest rate characteristics of certain assets, the Company enters into interest rate swaps with independent parties. Under these agreements, the Company makes periodic payments, indexed to the related asset rates, in exchange for periodic payments which generally match the Company's interest obligations on fixed or variable rate notes (see Note 10).

        The Company also maintains $2 billion in revolving credit facilities to provide liquidity support for its commercial paper program that were renewed and expanded in 2002. They include a $1 billion 364-day revolving credit facility maturing October 2003 and a $1 billion 5-year revolving credit facility maturing October 2007. The Company has never drawn on these facilities. Interest on both of these facilities is based on LIBOR plus a spread that is determined by the amount of the facility utilized and the Company's credit rating.

8.  Long-Term Notes

        The following tables summarize outstanding long-term notes at December 31, 2002 and 2001, the weighted average interest rates at the end of the periods, and the related average balances during the periods.

	December 31, 2002		Year ended December 31, 2002
	Ending Balance	Weighted Average Interest Rate	Average Balance
Floating rate notes:
U.S. dollar denominated:
Interest bearing, due 2004-2047	$7,822,298	1.92%	$8,047,721

Fixed rate notes:
U.S. dollar denominated:
Interest bearing, due 2004-2019	14,193,597	4.48	11,495,141
Zero coupon, due 2014-2022	226,220	11.79	214,102

Total fixed rate notes	14,419,817	4.59	11,709,243

Total long-term notes	$22,242,115	3.65%	$19,756,964

	December 31, 2001		Year ended December 31, 2001
	Ending Balance	Weighted Average Interest Rate	Average Balance
Floating rate notes:
U.S. dollar denominated:
Interest bearing, due 2003-2047	$7,084,942	2.13%	$8,261,573

Fixed rate notes:
U.S. dollar denominated:
Interest bearing, due 2003-2019	9,998,045	4.59	5,594,100
Zero coupon, due 2014-2022	202,363	11.79	191,523

Total fixed rate notes	10,200,408	4.73	5,785,623

Total long-term notes	$17,285,350	3.66%	$14,047,196

        At December 31, 2002, the Company had outstanding long-term debt issues with call features totaling $4.1 billion. As of December 31, 2002, the stated maturities and maturities if accelerated to the call dates for long-term notes are shown in the following table:

	December 31, 2002
Year of Maturity	Stated Maturity	Maturity to Call Date
2003	$—	$3,900,000
2004	15,048,409	11,898,409
2005	2,033,290	1,283,290
2006	1,015,211	1,015,211
2007	1,414,690	1,414,690
2008	31,430	31,430
2009-2047	2,699,085	2,699,085

	$22,242,115	$22,242,115

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

        Prior to the issuance of and grandfathered under SFAS No. 140, the Company has engaged in several transactions in which debt is considered to be extinguished by in-substance defeasance as governed by the provisions of SFAS No. 76, "Extinguishment of Debt." In these transactions, the Company irrevocably placed assets with an escrow agent in a trust to be used solely for satisfying scheduled payments of both the interest and principal of the defeased debt. The possibility that the Company will be required to make future payments on that debt is considered to be remote. The trusts are restricted to owning only monetary assets that are essentially risk-free as to the amount, timing and collection of interest and principal. As of December 31, 2002, the amount of debt extinguished was $832 million.

9.  Student Loan Securitization

        When the Company sells receivables in securitizations of student loans, it retains a Residual Interest and, in some cases, a cash reserve account, all of which are Retained Interests in the securitized receivables. At December 31, 2002 and 2001, the balance of these assets was $2.1 billion and $1.9 billion, respectively. The gain or loss on sale of the receivables is based upon the carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the Retained Interests based on their relative fair values at the date of transfer. Quoted market prices are generally not available for the Company's Retained Interests so the Company estimates fair value, both initially and on a quarterly basis, based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions—credit losses, prepayment speeds and discount rates commensurate with the risks involved.

        For each securitization completed in 2002, 2001 and 2000, the Company receives annual servicing fees of 0.9 percent per annum of the outstanding balance of Stafford and PLUS student loans,

0.5 percent per annum of the outstanding balance of Consolidation Loans, and 0.7 percent per annum of the outstanding balance of the private credit student loans. The Company considers this adequate compensation, as defined in SFAS No. 140, and accordingly does not record a servicing right obligation.

        The following table summarizes the changes in the fair value of the Retained Interest for the years ended December 31, 2002 and 2001, respectively.

	December 31,
	2002	2001
Fair value at beginning of year	$1,859,450	$961,252
Additions from new securitizations	611,064	127,958
Deductions from excess trust cash received	(826,023)	(425,472)
Fair market value adjustments	(58,677)	729,317
Securitization revenue and other income	559,709	466,395

Fair value at end of year	$2,145,523	$1,859,450

        The Company revalues its Retained Interest on a quarterly basis. The fair market value adjustment is performed by considering the actual quarters' cash flows and projected future cash flows based on current market spread curves. Also included in the fair market value adjustment is the fair market value of the Embedded Floor Income associated with the securitized loans. As of December 31, 2002 and 2001, the fair market value of the Embedded Floor Income included in the balance of the Retained Interest in securitized receivables was $704 million and $485 million, respectively.

        For the year ended December 31, 2002, the Company sold $13.7 billion of student loans in nine securitization transactions and recorded pre-tax securitization gains of $338 million or 2.47 percent of the portfolios securitized. For the year ended December 31, 2001, the Company sold $6.4 billion of student loans in four securitization transactions and recorded pre-tax securitization gains of $75 million or 1.17 percent of the portfolios securitized. For the year ended December 31, 2000, the Company sold $8.8 billion of student loans in four securitization transactions and acquired the securitization revenue streams of $5.2 billion of student loans previously securitized by USA Group. The Company recorded pre-tax securitization gains of $92 million or 1.04 percent of the portfolios securitized.

        The Company's Retained Interests are subordinate to investors' interests. However, interest rate risk exists to the extent that the securitized assets, which are Treasury bill-based, commercial paper-based, or prime rate-based, are utilized as collateral for either LIBOR-based debt, Treasury bill-based debt, auction rate-based debt or commercial paper-based debt that resets on dates that are not consistent with the securitized asset reset dates. Trust investors and the securitization trusts have no recourse to the Company's other assets.

        The weighted average life of the student loans securitized during the year 2002 was 5.4 years. Key economic assumptions used in measuring the fair value of Retained Interests at the date of securitization resulting from student loan securitizations completed during the year 2002 (weighted based on principal amounts securitized) were as follows:

Prepayment speed	8.6% per annum
Expected credit losses	.79%
Residual cash flows discounted at	12%

        The estimate of the CPR affects the average life of the securitized trusts and therefore affects the valuation estimate of the Residual Interest. Prepayments shorten the average life of the trust, and if all other factors remain equal, will reduce the value of the Retained Interest asset and the securitization gain on sale. Student loan prepayments come from three principal sources: actual borrower prepayments, reimbursements of student loan defaults from the guarantor and consolidation of loans from the trust. The Company uses historical statistics on prepayments, borrower defaults, and trends in Consolidation Loans to estimate the amount of prepayments. When a loan is consolidated from the trust either by the Company or a third party, the loan is repurchased from the trust and is treated as a prepayment. In cases where the loan is consolidated by the Company, it will be recorded as an on-balance sheet asset. Due to the historically low interest rate environment, the Company has experienced an increase in Consolidation Loan activity for several quarters. Management believes that this trend will continue for the foreseeable future. As a result, in the second quarter of 2002, the Company increased the estimated CPR from 7 percent to 9 percent per annum. The change in the CPR assumption resulted in a $59 million after-tax other than temporary impairment of the Retained Interest asset, of which $38 million ($25 million after-tax) reduced securitization revenue in the second quarter of 2002, and $34 million was an after-tax reversal of previously recorded unrealized gains in other comprehensive income as a component of equity. The change in the CPR assumption also reduced the gains on the loan portfolios securitized during the second, third and fourth quarters of 2002 relative to previous transactions.

        In 2002, the Company completed its first securitization of non-federally insured private credit student loans. Credit losses on these loans were estimated for the life of the securitization using expected default rates based on historical and industry data. The estimated credit losses reduced the fair value of the Retained Interest and the gain on sale of those loans. Expected credit losses resulting from FFELP loans securitized are dependent on each portfolio's expected rate of defaulted loans, the level of Risk Sharing, and the expected level of defaulted loans not eligible for insurance guarantee due to servicing deficiencies (approximately one percent of defaulted loans). The expected dollar amount of credit losses is divided by the portfolio's principal balance to arrive at the expected credit loss percentage.

        The following table summarizes the cash flows received from all securitization trusts during the year ended December 31, 2002 and 2001 (dollars in millions):

	2002	2001
Proceeds from new securitizations	$13,785	$6,531
Servicing fees received	274	261
Cash flows received on Residual Interest	847	458
Cash received upon release from reserve accounts	861	463

        Losses on the student loan pool are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The following table reflects static pool losses for the years ended December 31, 2002, 2001 and 2000. Amounts shown are calculated based on all securitizations occurring in that year.

	Student loans securitized in
	2002	2001	2000
Actual and projected credit losses (%) as of:
December 31, 2002
Actual to date	—%	.04%	.09%
Projected	.76	.37	.33

Total	.76%	.41%	.42%

December 31, 2001
Actual to date	—%	.01%	.05%
Projected	—	.54	.51

Total	—%	.55%	.56%

December 31, 2000
Actual to date	—%	—%	.01%
Projected	—	—	.55

Total	—%	—%	.56%

        The following table reflects key economic assumptions at December 31, 2002 and 2001, and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions (dollars in millions):

	Student loans
	2002	2001
Fair value of Residual Interest (millions)	$2,137	$1,844
Weighted-average life (in years)	4.1	4.1
Prepayment speed assumptions
Impact on fair value of 10% adverse change	$(40.7)	$(19.9)
Impact on fair value of 20% adverse change	(79.3)	(39.6)
Expected default rate
Impact on fair value of 10% adverse change	(16.0)	(14.2)
Impact on fair value of 20% adverse change	(32.0)	(28.4)
Residual cash flows discount rate
Impact on fair value of 10% adverse change	(46.6)	(42.0)
Impact on fair value of 20% adverse change	(90.6)	(81.9)
Difference between Treasury bill and LIBOR swap spread*
Impact on fair value of 10% adverse change	(33.6)	(37.2)
Impact on fair value of 20% adverse change	(66.5)	(74.6)

*
Changes impact only LIBOR indexed securitized notes and certificates only.

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

        At December 31, 2002 and 2001, securitized student loans outstanding totaled $35.8 billion and $30.7 billion, respectively. At December 31, 2002 and 2001, the Company held in its available-for-sale investment portfolio $1.1 billion and $1.6 billion, respectively, of asset-backed securities issued by its securitization trusts. The Company purchased these securities in the secondary market.

        In January 2003, the structure of a securitization of Consolidation Loans did not qualify as a QSPE and was considered a VIE and accounted for on-balance sheet.

10.  Derivative Financial Instruments

Risk Management Strategy

        The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate volatility. The Company's goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation. The Company views this strategy as a prudent management of interest rate sensitivity. Management believes certain derivative transactions, primarily Floor Income Contracts and certain basis swaps and Eurodollar futures contracts, are economically effective; however, those transactions may not qualify for hedge accounting under SFAS No. 133 (as discussed below) and thus may adversely impact earnings.

        By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no credit risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company's credit committee. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements may be required as well. When the Company has more than one outstanding derivative transaction with a counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e. a legal right of an offset of receivable and payable derivative contracts), the "net" mark-to-market exposure represents the netting of the positive and negative exposures with the same counterparty. When there is a net negative exposure, the Company considers its exposure to the counterparty to be zero. The Company's policy is to use agreements containing netting provisions with all counterparties. At December 31, 2002 and 2001, such net positive exposure was $55 million and $15 million, respectively.

        Market risk is the adverse effect that a change in interest rates, or implied volatility rates, has on the value of a financial instrument. The Company manages the market risk associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

SFAS No. 133

        Derivative instruments that are used as part of the Company's interest rate risk management strategy include interest rate swaps, interest rate futures contracts, and interest rate floor and cap contracts with indices that relate to the pricing of specific balance sheet assets and liabilities. On January 1, 2001, the Company adopted SFAS No. 133 which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. As more fully described below, if certain criteria are met, derivative instruments are classified and accounted for by the Company as either fair value or cash flow hedges. If these criteria are not met, the derivative financial instruments are accounted for as trading.

Fair Value Hedges

        Fair value hedges are generally used by the Company to hedge the exposure to changes in fair value of a recognized fixed rate asset or liability. The Company enters into interest rate swaps to convert fixed rate assets into variable rate assets and fixed rate debt into variable rate debt. For hedges of fixed rate debt, the Company generally considers all components of the derivative's gain and/or loss when assessing hedge effectiveness. For hedges of fixed rate assets, the Company considers only the changes due to interest rate movements when assessing effectiveness.

Cash Flow Hedges

        Cash flow hedges are generally used by the Company to hedge the exposure of variability in cash flows of a forecasted debt issuance. This strategy is used primarily to minimize the exposure to volatility from future interest rate changes. Gains and losses on the effective portion of a qualifying hedge are accumulated in other comprehensive income and reclassified to current period earnings over the period which the stated hedged transactions impact earnings (in which case gains and losses are amortized over the life of the transaction) or are deemed unlikely to occur (in which case gains and losses are taken immediately). Ineffectiveness is recorded immediately to earnings. In assessing hedge effectiveness, all components of each derivative's gains or losses are included in the assessment.

Trading Activities

        When instruments do not qualify as hedges under SFAS No. 133, they are accounted for as trading. The Company purchases interest rate caps and futures contracts and sells interest rate floors, caps, and futures contracts to lock in reset rates on floating rate debt and interest rate swaps, and to partially offset the Embedded Floor Income options in student loan assets. These relationships do not satisfy hedging qualifications under SFAS No. 133, but are considered economic hedges for risk management purposes. The Company uses this strategy to minimize its exposure to floating rate volatility.

        The Company also uses basis swaps to "lock-in" a desired spread between the Company's interest-earning assets and interest-bearing liabilities. These swaps usually possess a term of one to seven years with a pay rate indexed to Treasury bill, commercial paper, 52-week Treasury bill, or constant maturity Treasury rates. The specific terms and notional amounts of the swaps are determined based on management's review of its asset/liability structure, its assessment of future interest rate relationships, and on other factors such as short-term strategic initiatives. In addition, interest rate swaps and futures contracts which do not qualify as fair value or cash flow hedges are accounted for as trading.

        The Company also uses various purchased option-based products for overall asset/liability management purposes, including options on interest rate swaps, Floor Income Contracts, and cap contracts. These purchased products are not linked to specific assets and liabilities on the balance sheet and, therefore, do not qualify for hedge accounting treatment.

Summary of Derivative Financial Statement Impact

        The following tables summarize the fair and notional value of all derivative instruments at December 31, 2002 and 2001, and their impact on other comprehensive income and earnings for the years ended December 31, 2002 and 2001.

	December 31,
	Cash Flow		Fair Value		Trading
(Dollars in millions)
	2002	2001	2002	2001	2002	2001
Fair Values
Interest rate swaps	$—	$—	$84	$(18)	$(155)	$(128)
Floor/Cap contracts	—	—	—	—	(1,362)	(745)
Futures	(75)	(40)	—	—	(34)	(61)
(Dollars in billions)
Notional Values
Interest rate swaps	$—	$—	$17.3	$8.1	$54.8	$48.3
Floor/Cap contracts	—	—	—	—	26.7	20.7
Futures	10.9	25.0	—	—	17.2	36.0

	Years ended December 31,
	Cash Flow		Fair Value			Trading
(Dollars in millions)
	2002	2001	2002		2001	2002	2001
Changes to other comprehensive income, net of tax
Other comprehensive income, net	$(41)	$(52)	$—		$—	$1 [6]	$2 [6]

Earnings Summary
Recognition of closed futures contracts' gains/losses into interest expense[1]	$(16)	$(13)	$—		$—	$—	$—
Recognition of closed futures contracts' gains/losses into gains/losses on sales of securities, net[2]	(47)	(73)	—		—	(199)	(92)
Amortization of transition adjustment[3]	—	—	—		—	(1)	(3)
Mark-to-market earnings[4]	(1)[5]	1 [5]	1	[5]	(7)[5]	(204)	(446)

Total earnings impact	$(64)	$(85)	$1		$(7)	$(404)	$(541)

1
For hedges where the stated transaction occurs.

2
For discontinued hedges and closed futures contracts accounted for as "trading."

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

         The following table shows the components of the change in accumulated other comprehensive income, net of tax, for derivatives.

	Years ended December 31,
(Dollars in millions)
	2002	2001
Accumulated Other Comprehensive Income, Net
Balance at beginning of period	$(50)	$—
Change in unrealized gains (losses) on derivatives, net:
Transition adjustment	—	(39)
Additions due to changes in fair value of cash flow hedges	(82)	(68)
Hedge ineffectiveness reclassed to earnings	1	(1)
Amortizations[1]	10	10
Discontinued hedges	31	48

Total change in unrealized gains (losses) on derivatives, net	(40)	(50)

Balance at end of period	$(90)	$(50)

1
The Company expects to amortize $13 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to futures contracts closed as of December 31, 2002. In addition, the Company expects to amortize into earnings portions of the accumulated deferred net losses related to open futures contracts during the next 12 months based on the anticipated issuance of debt.

        The table below reconciles the mark-to-market earnings to the change in fair values for the years ended December 31, 2002 and 2001.

	Years ended December 31,
	Cash Flow		Fair Value		Trading
(Dollars in millions)
	2002	2001	2002	2001	2002	2001
Change in value of hedged item	$—	$—	$(40)	$(32)	$—	$—
Change in value of derivatives	(1)[2]	1	41	25	(555)	(699)
Premiums from caps/floors	—	—	—	—	351	300
Extinguishment of Floor Income Contracts	—	—	—	—	—	(47)

Total mark-to-market earnings	$(1)	$1	$1	$(7)	$(204)	$(446)

2
Amounts represent the ineffectiveness of cash flow hedges reclassed from other comprehensive income to pre-tax earnings.

Derivative Instruments

Interest Rate Swaps

        The Company enters into three general types of interest rate swaps under which it pays the following: 1) a floating rate in exchange for a fixed rate (standard swaps); 2) a fixed rate in exchange for a floating rate (reverse swaps); and 3) a floating rate in exchange for another floating rate, based upon different market indices (basis/reverse basis swaps). At December 31, 2002, the Company had outstanding $16.3 billion, $1.3 billion and $52.1 billion of notional principal amount of standard swaps, reverse swaps and basis/reverse basis swaps, respectively.

        In addition, at December 31, 2002, the Company had entered into $300 million of forward interest rate swaps which were priced in July 2002 but are not effective until 2003. The fair value of these swaps are recorded in the consolidated balance sheets at December 31, 2002.

        At December 31, 2002, the Company had interest rate swaps with put features totaling $4.9 billion. As of December 31, 2002, stated maturities of interest rate swaps and maturities, if accelerated to the put dates, are shown in the following table (dollars in millions). The maturities of interest rate swaps generally coincide with the maturities of the associated assets or borrowings.

	December 31, 2002
Year of Maturity/Put	Stated Maturity	Maturity to Put Date
2003	$17,333	$21,233
2004	15,070	11,920
2005	5,183	4,433
2006	13,925	13,925
2007-2017	18,218	18,218

	$69,729	$69,729

Futures Contracts

        The Company enters into financial futures contracts to hedge the risk of future interest rate changes. The contracts provide a better matching of interest rate reset dates on debt with the Company's assets. They are also used as anticipatory hedges of debt to be issued to fund the Company's assets.

Floor Income Contracts

        The Company enters into Floor Income Contracts with third parties, under which the Company receives an upfront payment and agrees to pay the difference between a fixed rate, which is based on the minimum borrower interest rate less the applicable SAP rate ("the Strike Rate") and the average of 91-day Treasury bill or commercial paper rates over the period of the contract. If the Strike Rate is less than the average Treasury bill or commercial paper rate, then no payment is required. Forward starting Floor Income Contracts are contracts that pay the Floor Income over some future period. The upfront payment on these contracts is due upon commencement of the Floor Income period.

        During 2002, 2001 and 2000, the Company entered into Floor Income Contracts with notional principal balances of $4.4 billion, $20.5 billion and $10.0 billion, respectively, in exchange for upfront payments of $142 million, $293 million and $122 million, respectively. In 2002, the Company also entered into forward starting Floor Income Contracts commencing in October 2004, with notional values of $7.2 billion and an upfront payment due of $208 million. For the year ended December 31, 2000, the amortization of the upfront payments on Floor Income Contracts increased student loan income by $24 million. For the years ended December 31, 2002, 2001 and 2000, payments by the Company to Floor Income Contract counterparties under the contracts totaled $528 million, $243 million and $1 million, respectively.

11.  Fair Values of Financial Instruments

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires estimation of the fair values of financial instruments. The following is a summary of the assumptions and methods used to estimate those values.

Student Loans

        Fair value was determined by analyzing amounts that the Company has paid recently to acquire similar loans in the secondary market, augmented by an analysis of the Floor value element.

Academic Facilities Financings and Other Loans

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

Short-term Borrowings and Long-term Notes

        For borrowings with remaining maturities of three months or less, carrying value approximated fair value. The fair value of all other financial liabilities was determined through standard bond pricing formulas using current market interest rates and credit spreads.

Derivative Financial Instruments

        The fair values of derivative financial instruments were determined through standard bond pricing formulas using current market interest rates and credit spreads.

        The following table summarizes the fair values of the Company's financial assets and liabilities, including derivative financial instruments (dollars in millions):

	December 31, 2002			December 31, 2001
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Student loans	$44,718	$42,340	$2,378	$42,187	$41,001	$1,186
Academic facilities financings and other loans	1,257	1,202	55	2,024	1,998	26
Cash and investments	4,991	4,990	1	5,557	5,557	—

Total earning assets	50,966	48,532	2,434	49,768	48,556	1,212

Interest bearing liabilities
Short-term borrowings	25,662	25,619	(43)	31,125	31,065	(60)
Long-term notes	23,059	22,242	(817)	17,565	17,285	(280)

Total interest bearing liabilities	48,721	47,861	(860)	48,690	48,350	(340)

Derivative financial instruments
Floor Income Contracts	(1,361)	(1,361)	—	(739)	(739)	—
Interest rate swaps and options	(71)	(71)	—	(146)	(146)	—
Cap contracts	(1)	(1)	—	(6)	(6)	—
Futures contracts	(109)	(109)	—	(101)	(101)	—

Excess of fair value over carrying value			$1,574			$872

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

        Commitments outstanding are summarized below:

	December 31,
	2002	2001
Student loan purchase commitments	$34,587,578	$21,633,098
Warehousing advance commitments	1,105,570	2,627,233
Letters of credit	2,824,133	3,279,047

	$38,517,281	$27,539,378

        The following schedule summarizes expirations of commitments to the earlier of call date or maturity date outstanding at December 31, 2002.

	December 31, 2002
	Student Loan Purchases	Warehousing Advances	Letters of Credit
2003	$3,135,721	$1,105,570	$2,575,003
2004	2,627,088	—	203,611
2005	4,718,466	—	—
2006	424,267	—	—
2007	16,327,421	—	45,519
2008	7,354,615	—	—

Total	$34,587,578	$1,105,570	$2,824,133

GSE Minimum Statutory Capital Adequacy Ratio

        The Privatization Act effectively requires that the GSE maintain a minimum statutory capital adequacy ratio (the ratio of stockholders' equity to total assets plus 50 percent of the credit equivalent amount of certain off-balance sheet items) of at least 2.25 percent or be subject to certain "safety and soundness" requirements designed to restore such statutory ratio. Management anticipates being able to meet the required capital levels from the GSE's current and retained earnings. While the GSE may not finance the activities of its non-GSE affiliates, it may, subject to its minimum capital requirements, dividend retained earnings and surplus capital to SLM Corporation, which in turn may contribute such amounts to its non-GSE subsidiaries. The Privatization Act requires management to certify to the Secretary of the Treasury that, after giving effect to the payment of dividends, the statutory capital ratio test would have been met at the time the dividend was declared. At December 31, 2002, the GSE's statutory capital adequacy ratio was 4.83 percent.

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

        The Company and various affiliates are defendants in a lawsuit brought by College Loan Corporation ("CLC") in the United States District Court for the Eastern District of Virginia. The complaint alleges various breach of contract and common law tort claims in connection with CLC's consolidation loan activities as well as various antitrust claims, including a claim that the Company entered into or attempted to enter into a combination with three credit reporting agencies to boycott CLC by not providing lists of student loan borrowers.

        The Complaint seeks compensatory damages of at least $50,000,000, punitive damages of $350,000 and treble damages under the antitrust claims.

        The Company believes that the breach of contract and common law tort claims were significantly narrowed by the Court's ruling on December 10, 2002, partially granting the Company's motion to dismiss. The Court held that claims based on the Company's interpretation of the single holder rule were barred by the Higher Education Act.

        Management believes that, as a result of the December 2002 order, the scope of the case has been significantly narrowed and is not material with respect to the breach of contract and tort claims. Further, management believes that CLC's antitrust claims lack merit and intends to mount a vigorous defense. The case is scheduled to go to trial on May 5, 2003.

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

        The GSE's preferred stock dividends were cumulative and payable quarterly at 4.50 percentage points below the highest yield of certain long-term and short-term U.S. Treasury obligations. The dividend rate for any dividend period was subject to the limitation of not less than 5 percent per annum nor greater than 14 percent per annum. For the years ended December 31, 2001 and 2000, the GSE's preferred dividend rate was 5 percent and reduced net income by $10.1 million and $10.7 million, respectively.

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

        Dividends on the shares of the Series A Preferred Stock are not mandatory. Holders of the Series A Preferred Stock will be entitled to receive cumulative, quarterly cash dividends at the annual rate of $3.485 per share, when, as, and if declared by the Board of Directors of the Company. For each of the years ended December 31, 2002, 2001 and 2000, dividends paid on Series A Preferred Stock reduced net income by $11.5 million.

15.  Common Stock

        The Board of Directors has authorized and reserved up to 40.5 million common shares for issuance under various compensation and benefit plans. At December 31, 2002, under these authorizations, the Company had 20.2 million shares in reserve and a remaining authority for issuance of 7.7 million shares.

        The Company has engaged in repurchases of its common stock since 1986. In 2002 and 2001, the Company supplemented its open market common stock purchases by entering into equity forward transactions to purchase 4.9 million shares and 9.7 million shares, respectively, on a net cash or net share settled basis. In October 2001, the Board of Directors increased the common share repurchase authority including equity forward contracts by 10 million shares. At December 31, 2002, the total common shares that could be potentially acquired over the next four years under outstanding equity forward contracts was 9.5 million shares at an average price of $85.35 per share, and the Company had remaining authority to enter into additional share repurchases and equity forward contracts for 6.7 million shares.

        The equity forward contracts permit the counterparty to terminate the contracts prior to their maturity date if the price of the Company's common stock falls below pre-determined levels. Under these contracts, the counterparty has the right to terminate a small portion of the contract beginning at one stock price and then to terminate the same percentage of the contract as the stock price reaches each lower pre-determined level. This continues until the counterparty has the right to terminate the entire contract. The Company refers to the price at which the counterparty can begin to terminate the entire contract the "initial trigger price" and the price at which the counterparty can terminate the entire contract the "final trigger price." For equity forward contracts in effect as of December 31, 2002, the initial trigger price ranges from approximately $61.98 to $30.00 and the final trigger price ranges from approximately $56.82 to $25.00.

        In addition, some of the Company's equity forward contracts also have a termination event based upon the credit rating of the Company and/or the GSE. Under this termination event, the counterparty has the right to terminate all outstanding equity forward contracts if the unsecured and unsubordinated long-term debt rating of the GSE falls to or below BBB- for S&P or Ba3 for Moody's. If either rating is suspended or withdrawn, or the GSE is not rated by either rating agency, then the termination event is determined by reference to unsecured and unsubordinated long-term debt rating of SLM Corporation. This provision or one substantially the same is contained in the contracts of two of the Company's seven equity forward counterparties, with contracts outstanding at December 31, 2002, representing share repurchases of 1.1 million at prices between $99.13 and $105.04 per share. The GSE is rated triple "A" at December 31, 2002 by both S&P and Moody's.

        In connection with the Company's non-GSE financing programs, the following table shows the senior unsecured credit ratings on its non-GSE debt from the major rating agencies.

	S&P	Moody's	Fitch
Short-term unsecured debt	A-1	P-1	F-1
Long-term unsecured debt	A	A-2	A+

        Lastly, the Company has negotiated with each of its equity forward counterparties a limit on the total number of shares that can be required to be delivered to the counterparty in settlement of the transactions. As of December 31, 2002 and 2001, the aggregate maximum number of shares that the Company could be required to deliver was 66.7 million and 67.2 million, respectively.

        The following table summarizes the Company's common share repurchase and equity forward activity for the years ended December 31, 2002 and 2001 (common shares in millions):

	Years ended December 31,
	2002	2001
Common shares repurchased:
Open market	.7	2.7
Equity forwards	6.6	16.7

Total shares repurchased	7.3	19.4

Average purchase price per share	$71.65	$44.32

Equity forward contracts:
Outstanding at beginning of year	11.2	18.2
New contracts	4.9	9.7
Exercises	(6.6)	(16.7)

Outstanding at end of year	9.5	11.2

Board of director authority remaining at end of year	6.7	2.3

        As of December 31, 2002, the expiration dates and range of purchase prices for outstanding equity forward contracts are as follows:

Year of maturity	Outstanding contracts	Range of market prices
2003	1.1	63.00
2004	4.9	74.38 – 103.30
2005	2.5	82.40 – 91.77
2006	1.0	101.47 – 105.04

	9.5

        Basic earnings per common share ("Basic EPS") are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share ("Diluted EPS") reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, warrants, deferred compensation and shares held in the Employee Stock Purchase Plan, determined by the treasury stock method, and equity forwards, determined by the reverse treasury stock method, as follows:

	Net Income Attributable to Common Stock	Average Shares	Earnings per Share
	(Thousands)	(Thousands)
Year Ended December 31, 2002
Basic EPS	$780,495	154,098	$5.06
Dilutive effect of stock options, warrants, deferred compensation, ESPP shares and equity forwards	—	4,075	(.13)

Diluted EPS	$780,495	158,173	$4.93

Year Ended December 31, 2001
Basic EPS	$372,495	159,078	$2.34
Dilutive effect of stock options, warrants, deferred compensation, ESPP shares and equity forwards	—	4,322	(.06)

Diluted EPS	$372,495	163,400	$2.28

Year Ended December 31, 2000
Basic EPS	$453,495	159,482	$2.84
Dilutive effect of stock options, warrants and equity forwards	—	4,873	(.08)

Diluted EPS	$453,495	164,355	$2.76

16.  Stock Option Plans

        The Company grants stock-based compensation to its employees under the following plans: the Management Incentive Plan (the "MIP"), the Employee Stock Option Plan (the "ESOP") and the Employee Stock Purchase Plan (the "ESPP"). Also, SLM Corporation has granted stock options to directors of the Student Loan Marketing Association, other than those directors appointed by the President of the United States, under the ESOP.

        Awards under the MIP may be made in the form stock, of stock options, performance stock, and/or stock units. Awards under the ESOP may be in the form of stock, stock options and/or performance stock. Under both plans, the maximum term for stock options is 10 years and the exercise price must be equal to or greater than the market price of SLM common stock on the date of grant.

        Both the MIP and the ESOP provide that the vesting of stock options and performance stock awards are established at the time the awards are made by the Committee authorized to make the awards. With the exception of stock options granted to Messrs. Lord and Fitzpatrick in 2002 under the terms of their employment agreements effective in January 2002, for 2000, 2001, and 2002, stock options granted to officers and management employees under the plans are subject to the following vesting schedule: all options vest upon the Company's common stock price reaching a closing price equal to or greater than 120 percent of the exercise price for five days, but no earlier than 12 months from the grant date. In any event, all options vest upon the eighth anniversary of their grant date (fifth anniversary for options granted in 2001). Stock options granted to Messrs. Lord and Fitzpatrick in 2002 are exercisable after price-vesting and time-vesting targets are met in any case on and after January 1, 2010. Each one-third of the option grant, the price-vesting targets are a set percentage increase over the fair market value of the options on the date of grant. The percentage targets are a 25 percent increase, a 33 percent increase and a 50 percent increase, respectively, and must be sustained for five consecutive trading days. The earliest vest date is June 1, 2005. For 2000 and 2001, options granted to rank-and-file employees under the ESOP are time-vested; one-half of the options granted vest on the first anniversary of their grant date, the second one-half vests on the second anniversary of their grant date. For 2002, options granted to rank-and-file employees are also time-vested; however, one-half of the options granted vest 18 months from their grant date and the second one-half vests 36 months from their grant date.

        Performance stock granted under the MIP must vest over a minimum of a 12-month performance period. Performance criteria may include the achievement of any of several financial and business goals, such as earnings per share, loan volume, market share, overhead or other expense reduction, or net income.

        Under the ESPP, employees may purchase shares of the Company's common stock at the end of a 24-month period at a price equal to the share price at the beginning of the 24-month period, less 15 percent, up to a maximum purchase price of $10,000. As of December 31, 2002, there were 953,656 shares available for future issuance under the ESPP.

        The MIP is a shareholder-approved plan; the ESOP and ESPP are not shareholder-approved plans. The MIP was first approved by shareholders on May 21, 1998, was most recently approved by shareholders on May 16, 2002, and expires on January 23, 2008. The ESOP became effective on September 18, 1997 and expires on September 18, 2007. The ESPP became effective on January 18, 1989.

        In addition to grants made currently under the three plans described above, options remain outstanding under two expired plans: the Student Loan Marketing Association Board of Directors

Stock Option Plan (42,000 options were vested and outstanding as of December 31, 2002) and the 1993-1998 Stock Option Plan (305,562 options were vested and outstanding as of December 31, 2002).

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

        As of December 31, 2002, the number of shares of the Company's common stock authorized to be issued under the MIP, the ESOP and the ESPP is 13.1 million, 21.0 million and 2.9 million shares, respectively.

        The following table summarizes the employee stock option plans for the years ended December 31, 2002, 2001 and 2000. The weighted average fair value of options granted during the year is based on a Black-Scholes option pricing model.

	Years ended December 31,
	2002		2001		2000
	Options	Average Price	Options	Average Price	Options	Average Price
Outstanding at beginning of year	11,439,422	$60.74	14,334,901	$40.73	11,243,895	$41.04
Direct options granted	8,044,906	88.48	5,607,874	71.77	8,226,105	39.16
Replacement options granted	602,090	93.62	2,316,670	71.11	475,388	55.38
Exercised	(4,772,099)	55.87	(10,386,258)	41.73	(3,360,197)	39.73
Canceled	(704,934)	78.72	(433,765)	52.66	(2,250,290)	41.14

Outstanding at end of year	14,609,385	$78.09	11,439,422	$60.74	14,334,901	$40.73

Exercisable at end of year	5,074,283	$60.23	2,871,307	$42.80	4,099,257	$41.05

Weighted-average fair value per share of options granted during the year		$22.06		$31.27		$18.85

        The following table summarizes the number, average exercise prices (which ranged from $11 per share to $105 per share) and average remaining contractual life of the employee stock options outstanding at December 31, 2002.

Exercise Prices	Options	Average Price	Average Remaining Contractual Life
Under $50	1,694,352	$40.74	6.6 Yrs.
$50-$80	4,187,515	71.49	8.4
Above $80	8,727,518	88.51	9.2

Total	14,609,385	$78.09	8.7 Yrs.

        SLM Corporation grants stock-based compensation to non-employee directors of the Company under the Directors Stock Plan.

        Awards under the Directors Stock Plan may be in the form of stock options and/or stock. The maximum term for stock options is 10 years and the exercise price must be equal to or greater than the market price of the Company's common stock on the date of grant.

        The vesting of stock options is established at the time the Board makes the awards. Stock options granted in January 2000, 2001, and 2002 to Directors have been subject to the following vesting schedule: all options vest upon the Company's common stock price reaching a closing price equal to or greater than 120 percent of the exercise price for five days or the Director's election to the Board, whichever occurs later. In any event, all options vest upon the fifth anniversary of their grant date.

        The Directors Stock Plan is a shareholder-approved plan. The plan was first approved by shareholders on May 21, 1998, and most recently approved by shareholders on May 18, 2000. The plan expires on May 21, 2008.

        As of December 31, 2002, 3.5 million shares of the Company's common stock are authorized to be issued under the plan.

16.  Stock Option Plans (Continued)

        The following table summarizes the Board of Directors Stock Option Plans for the years ended December 31, 2002, 2001 and 2000.

	Years ended December 31,
	2002		2001		2000
	Options	Average Price	Options	Average Price	Options	Average Price
Outstanding at beginning of year	1,562,215	$56.59	1,954,371	$41.02	1,645,866	$38.67
Direct options granted	295,000	86.00	235,000	61.99	415,000	42.34
Replacement options granted	171,029	93.90	628,635	72.15	239,205	53.81
Exercised	(537,474)	52.46	(1,255,791)	41.16	(345,700)	40.23
Canceled	(20,000)	86.00	—	—	—	—

Outstanding at end of year	1,470,770	$67.94	1,562,215	$56.59	1,954,371	$41.02

Exercisable at end of year	1,299,741	$64.52	933,580	$46.12	1,192,730	$39.14

Weighted-average fair value per share of options granted during the year		$21.10		$28.83		$21.55

        At December 31, 2002, the outstanding Board of Directors options had a weighted-average remaining contractual life of 8.0 years.

        The following table summarizes information as of December 31, 2002, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Average remaining life (years) of options outstanding	Number of securities remaining available for future issuance under equity compensation plans[1]	Types of awards issuable[2]
Equity compensation plans approved by security holders:
Directors Stock Plan	1,428,770	$69.25	8.09	991,409	NQ,ST
Management Incentive Plan[3]	5,860,969	76.93	8.58	3,108,435	NQ,ISO RES,RSU
Expired Plans	347,562	39.89	5.00	—	NQ,ISO

Total approved by security holders	7,637,301	73.81	8.33	4,099,844
Equity compensation plans not approved by security holders:
Employee Stock Option Plan	8,442,854	80.20	8.88	2,620,236	NQ,RES
Employee Stock Purchase Plan[4]	—	—	—	953,512

Total not approved by security holders	8,442,854	80.20	8.88	3,573,748

Total	16,080,155	$77.16	8.62	7,673,592

1
Excludes securities included in column (a) and excludes shares that may be issued under the replacement option program.

2
NQ (Non-Qualified Stock Option), ISO (Incentive Stock Option), RES (Restricted/Performance Stock), RSU (Restricted Stock Unit); ST (Stock Grant).

3
The Management Incentive Plan is subject to an aggregate limit of 1,500,000 shares that may be issued as Restricted Stock or Restricted Stock Units. As of December 31, 2002, 174,622 shares are remaining from this authority.

4
Number of shares available for issuance under the Employee Stock Purchase Plan.

        SLM Corporation accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no compensation expense for stock options granted under the plans. The following table summarizes pro-forma disclosures for the years ended December 31, 2002, 2001 and 2000, as if the Company had accounted for employee and Board of Directors stock options granted subsequent to December 31, 1994 under the fair market value method as set forth in Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The fair value for these options was estimated at the date of grant using an option pricing model, with the following weighted average assumptions for the years ended December 31, 2002, 2001 and 2000, respectively: risk-free interest rate of 4 percent, 5 percent and 6 percent; volatility factor of the expected market price of the Company's common stock of 31 percent, 35 percent and 34 percent; expected dividend rate of 1 percent, 1 percent and 2 percent; and the time of the expected life of the option of three years, ten years and ten years. Vesting for options with vesting periods tied to the Company's stock price is assumed to occur annually in one-third increments.

	Years ended December 31,
	2002	2001	2000
Net income attributable to common stock	$780,495	$372,495	$453,495

Pro-forma net income attributable to common stock	$676,414	$266,523	$406,484

Basic earnings per share	$5.06	$2.34	$2.84

Pro-forma basic earnings per share	$4.39	$1.68	$2.55

Diluted earnings per share	$4.93	$2.28	$2.76

Pro-forma diluted earnings per share	$4.28	$1.63	$2.47

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

        The following tables provide a reconciliation of the changes in the plan's benefit obligations and fair value of assets over the two-year period ending December 31, 2002, and a statement of the funded status as of December 31 of both years:

	December 31,
	2002	2001
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$125,648	$126,094
Service cost	9,226	9,401
Interest cost	8,509	9,813
Acquisitions	—	—
Actuarial gain	2,208	(1,376)
Benefits paid	(6,561)	(18,284)

Benefit obligation at end of year	139,030	125,648

Change in Plan Assets
Fair value of plan assets at beginning of year	166,239	164,407
Actual return on plan assets	(11,267)	21,721
Acquisitions	—	—
Benefits paid	(6,561)	(18,284)
Administrative payments	(1,222)	(1,605)

Fair value of plan assets at end of year	147,189	166,239

Funded Status
Funded status at end of year	8,159	40,591
Unrecognized net actuarial gain	(20,516)	(54,192)
Unrecognized prior service cost and transition asset	(1,365)	(1,628)

Accrued pension cost	$(13,722)	$(15,229)

	December 31,
	2002	2001
Weighted-average assumptions as of December 31
Discount rate	6.75%	7.00%
Expected return on plan assets	8.50%	10.00%
Rate of compensation increase	4.00%	5.50%

        Net periodic pension cost included the following components:

	Years ended December 31,
	2002	2001	2000
Service cost — benefits earned during the period	$9,226	$9,401	$7,108
Interest cost on project benefit obligations	8,509	9,813	7,983
Expected return on plan assets	(16,003)	(16,111)	(13,593)
Net amortization and deferral	(3,239)	(2,446)	(2,922)

Net periodic pension cost (benefit)	$(1,507)	$657	$(1,424)

        The Company maintains a nonqualified pension plan for certain key employees as designated by the Board of Directors and a nonqualified pension plan for its Board of Directors. The nonqualified pension plans were the only pension plans with an accumulated benefit obligation in excess of plan assets. There are no plan assets in the nonqualified plans due to the nature of the plans. The accumulated benefit obligations for these plans at December 31, 2002 and 2001 was $17 million and $14 million, respectively.

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

        In 2002, the Company acquired Pioneer Credit Recovery, Inc. and General Revenue Corporation. Their 401(k) plan designs remained unchanged. The Pioneer plan permits contributions up to 20 percent of eligible compensation and matches $.25 for each $1.00 up to the first 8 percent after one year of service. The GRC plan permits contributions up to 15 percent of eligible compensation and provides an annual discretionary match to eligible employees. An accrual for this discretionary match has been included for 2002.

        The Company also maintains a non-qualified plan to ensure that designated participants receive the full amount of benefits to which they would have been entitled under the 401(k) Plan except for limits on compensation and contribution levels imposed by the Internal Revenue Code.

        Total expenses related to the 401(k) plans were $14 million, $21 million and $9 million in 2002, 2001 and 2000, respectively.

18.  Income Taxes

        At December 31, 2002 and 2001, the tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
	2002	2001
Deferred tax assets:
Loan origination services	$49,885	$37,693
Student loan reserves	78,407	64,894
In-substance defeasance transactions	27,055	27,124
Securitization transactions	49,708	148,505
Accrued expenses not currently deductible	43,826	36,432
Unearned revenue	30,214	2,900
Partnership income	30,995	26,791
Other	40,974	54,746

Total deferred tax assets	351,064	399,085

Deferred tax liabilities:
Leases	254,818	290,181
Unrealized investment (losses)/gains	(88,960)	156,031
Depreciation/amortization	42,270	6,257
Other	6,776	14,344

Total deferred tax liabilities	214,904	466,813

Net deferred tax assets/(liabilities)	$136,160	$(67,728)

        A valuation allowance has not been established against any of the Company's remaining deferred tax assets because the Company has determined that it is more likely than not that all such tax assets will be realized in the future.

        Reconciliations of the statutory U.S. federal income tax rates to the Company's effective tax rate follow:

	Years ended December 31,
	2002	2001	2000
Statutory rate	35.0%	35.0%	35.0%
Tax exempt interest	(1.1)	(1.8)	(2.2)
State tax, net of federal benefit	.6	1.6	1.5
Goodwill	—	1.1	.4
Credits	(.7)	(1.5)	(1.1)
Other, net	1.5	1.8	(.4)

Effective tax rate	35.3%	36.2%	33.2%

        Income tax expense for the years ended December 31, 2002, 2001, and 2000 consists of:

	December 31,
	2002	2001	2000
Current provision/(benefit):
Federal	$567,483	$441,809	$256,883
State	11,280	10,145	10,954

Total current provision/(benefit)	578,763	451,954	267,837
Deferred provision/(benefit):
Federal	(146,848)	(228,632)	(31,957)
State	(512)	—	—

Total deferred provision/(benefit)	(147,360)	(228,632)	(31,957)

Provision for income tax	$431,403	$223,322	$235,880

19.  Quarterly Financial Information (unaudited)

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$281,377	$287,926	$254,313	$185,525
Less: provision for losses	20,237	27,550	34,771	34,066

Net interest income after provision for losses	261,140	260,376	219,542	151,459
Derivative market value adjustment	288,351	(176,954)	(365,916)	50,615
Other income	271,821	280,175	214,964	457,598
Operating expenses	166,801	167,942	174,309	180,720
Income taxes	232,167	69,654	(43,340)	172,922

Net income	422,344	126,001	(62,379)	306,030
Preferred stock dividends	2,875	2,875	2,875	2,876

Net income attributable to common stock	$419,469	$123,126	$(65,254)	$303,154

Basic earnings per common share	$2.70	$.80	$(.42)	$1.98

Diluted earnings per common share	$2.63	$.78	$(.42)	$1.93

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$179,808	$227,403	$197,619	$268,586
Less: provision for losses	13,599	13,271	15,299	23,822

Net interest income after provision for losses	166,209	214,132	182,320	244,764
Derivative market value adjustment	(168,164)	116,884	(552,832)	151,687
Other income	222,642	279,336	265,097	202,967
Operating expenses	167,373	170,267	184,113	185,901
Income taxes	20,839	155,617	(98,656)	145,522
Minority interest in net earnings of subsidiary	2,674	2,673	2,673	2,050

Net income	29,801	281,795	(193,545)	265,945
Preferred stock dividends	2,875	2,875	2,875	2,875

Net income attributable to common stock	$26,926	$278,920	$(196,420)	$263,070

Basic earnings per common share	$.17	$1.74	$(1.25)	$1.69

Diluted earnings per common share	$.16	$1.68	$(1.25)	$1.69

	2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$161,869	$161,641	$160,333	$157,945
Less: provision for losses	9,438	7,900	5,428	9,354

Net interest income after provision for losses	152,431	153,741	154,905	148,591
Other income	175,591	125,314	205,916	180,812
Operating expenses	96,238	95,044	220,116	174,312
Income taxes	75,461	60,844	45,813	53,762
Minority interest in net earnings of subsidiary	2,674	2,673	2,674	2,673

Net income	153,649	120,494	92,218	98,656
Preferred stock dividends	2,907	2,886	2,865	2,864

Net income attributable to common stock	$150,742	$117,608	$89,353	$95,792

Basic earnings per common share	$.96	$.75	$.56	$.58

Diluted earnings per common share	$.93	$.73	$.55	$.56

APPENDIX A

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Student Loan Marketing Association:

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Student Loan Marketing Association and subsidiaries ("SLMA") at December 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of SLMA's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of SLMA as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 16, 2002.

PricewaterhouseCoopers LLP
McLean, VA
January 15, 2003

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP, NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Student Loan Marketing Association:

        We have audited the accompanying consolidated balance sheets of Student Loan Marketing Association ("SLMA") and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years ended December 31, 2001. These financial statements are the responsibility of SLMA's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Student Loan Marketing Association as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

        As discussed in Notes 2 and 10 to the consolidated financial statements, effective January 1, 2001, SLMA changed its method of accounting for derivatives.

Arthur Andersen LLP

Vienna, VA
January 16, 2002

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	December 31,
	2002	2001
Assets
Federally insured student loans (net of allowance for losses of $45,133 and $55,417, respectively)	$34,185,418	$35,130,761
Private credit student loans (net of allowance for losses of $64,011 and $120,542, respectively)	2,633,466	4,296,371
Academic facilities financings and other loans	895,582	1,768,147
Investments
Trading	175	791
Available-for-sale	3,331,670	3,916,971
Other	452,095	721,861

Total investments	3,783,940	4,639,623
Cash and cash equivalents	410,503	434,366
Retained Interest in securitized receivables	2,068,076	1,844,178
Other assets	1,688,803	1,480,243

Total assets	$45,665,788	$49,593,689

Liabilities
Short-term borrowings	$24,404,636	$30,059,280
Long-term notes	16,446,818	15,792,787
Other liabilities	2,528,563	2,226,169

Total liabilities	43,380,017	48,078,236

Commitments and contingencies
Stockholders' equity
Common stock, par value $.20 per share, 250,000 shares authorized: 6,001 shares issued and outstanding	1,200	1,200
Additional paid-in capital	298,788	298,800
Accumulated other comprehensive income (net of tax of $355,949, and $360,993, respectively)	661,049	670,416
Retained earnings	1,324,734	545,037

Total stockholders' equity	2,285,771	1,515,453

Total liabilities and stockholders' equity	$45,665,788	$49,593,689

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Years ended December 31,
	2002	2001	2000
Interest income:
Student loans	$1,869,391	$2,450,691	$2,819,590
Academic facilities financings and other loans	64,096	96,886	122,861
Investments	130,389	348,434	473,338

Total interest income	2,063,876	2,896,011	3,415,789
Interest expense:
Short-term debt	566,816	1,463,803	2,231,185
Long-term debt	507,280	581,902	561,558

Total interest expense	1,074,096	2,045,705	2,792,743

Net interest income	989,780	850,306	623,046
Less: provision for losses	91,567	50,191	25,206

Net interest income after provision for losses	898,213	800,115	597,840

Other income:
Gains on student loan securitizations	295,261	75,199	91,846
Securitization revenue	353,121	371,132	73,306
Gains on sales of student loans	165,112	190	67
(Losses) gains on sales of securities, net	(245,443)	(176,589)	18,384
Derivative market value adjustment	(122,755)	(452,425)	—
Other	125,376	95,299	99,600

Total other income (loss)	570,672	(87,194)	283,203

Operating expenses:
Related party agreements	224,994	192,620	137,584
Other	28,184	69,329	144,111

Total operating expenses	253,178	261,949	281,695

Income before income taxes	1,215,707	450,972	599,348
Income taxes:
Current	521,526	385,400	222,762
Deferred	(107,588)	(234,921)	(33,428)

Total income taxes	413,938	150,479	189,334

Net income	801,769	300,493	410,014
Preferred stock dividends	—	14,074	16,218

Net income attributable to common stock	$801,769	$286,419	$393,796

Basic and diluted earnings per common share	$134	$790	$393,796

Average common shares outstanding and common equivalent shares outstanding	6,001,000	362,644	1,000

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share amounts)

		Common Stock Shares					Accumulated Other Comprehensive Income (Loss)
	Preferred Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity
		Issued	Outstanding
Balance at December 31, 1999	4,277,850	1,000	1,000	$313,883	$—	$—	$297,826	$435,277	$1,046,986
Comprehensive income:
Net income								410,014	410,014
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax							14,015		14,015

Comprehensive income									424,029
Cash dividends:
Preferred								(16,218)	(16,218)
Common								(343,489)	(343,489)

Balance at December 31, 2000	4,277,850	1,000	1,000	$313,883	$—	$—	$311,841	$485,584	$1,111,308
Comprehensive income:
Net Income								300,493	300,493
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax							408,909		408,909
Change in unrealized gains (losses) on derivatives, net of tax							(50,334)		(50,334)

Comprehensive income									659,068
Cash dividends:
Preferred								(14,074)	(14,074)
Common								(226,966)	(226,966)
Issuance of common shares		6,000,000	6,000,000		1,200				1,200
Proceeds in excess of par value from issuance of common shares						298,800			298,800
Repurchase of preferred shares	(4,277,850)			(313,883)					(313,883)

Balance at December 31, 2001	—	6,001,000	6,001,000	$—	$1,200	$298,800	$670,416	$545,037	$1,515,453
Comprehensive income:
Net income								801,769	801,769
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax							(41,250)		(41,250)
Change in unrealized gains (losses) on derivatives, net of tax							31,883		31,883

Comprehensive income									792,402
Dividends:
Common								(22,072)	(22,072)
Repurchase of preferred shares						(12)			(12)

Balance at December 31, 2002	—	6,001,000	6,001,000	$—	$1,200	$298,788	$661,049	$1,324,734	$2,285,771

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years ended December 31,
	2002	2001	2000
Operating activities
Net income	$801,769	$300,493	$410,014
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on student loan securitizations	(295,261)	(75,199)	(91,846)
Gains on sales of student loans	(1,873)	(190)	(67)
Gains on sales of student loans to SLM Corporation	(163,239)	—	—
Losses (gains) on sales of securities	245,443	176,589	(18,384)
Derivative market value adjustment	122,755	452,425	—
Provision for losses	91,567	50,191	25,206
(Increase) decrease in accrued interest receivable	95,497	(124,486)	59,863
Decrease in accrued interest payable	(39,615)	(33,992)	(20,562)
(Increase) decrease in other assets and Retained Interest in securitized receivables	(57,927)	24,813	561,071
(Decrease) increase in other liabilities	(261,895)	54,481	36,722

Total adjustments	(264,548)	524,632	552,003

Net cash provided by operating activities	537,221	825,125	962,017

Investing activities
Student loans acquired	(13,886,996)	(12,428,887)	(10,233,316)
Loans acquired through trust consolidation	(4,121,395)	(1,305,068)	(662,504)
Reduction of student loans:
Installment payments	3,532,017	4,038,680	2,970,497
Claims and resales	628,396	621,261	481,491
Proceeds from securitization of student loans	13,103,590	6,531,106	8,805,758
Proceeds from sales of student loans	54,754	142,808	136,944
Proceeds from sales of student loans to SLM Corporation	3,311,742	—	—
Academic facilities financings and other loans made	(478,017)	(1,099,419)	(1,086,676)
Academic facilities financings and other loans repayments	1,352,485	1,173,914	1,308,018
Investments purchased	(6,851,685)	(25,078,675)	(37,413,320)
Proceeds from sale or maturity of investments	7,530,671	25,245,849	37,691,816
Purchase of subsidiaries, net of cash acquired	—	—	(448,754)

Net cash provided by (used in) investing activities	4,175,562	(2,158,431)	1,549,954

Financing activities
Short-term borrowings issued	673,002,151	695,623,339	610,851,911
Short-term borrowings repaid	(674,004,409)	(702,919,851)	(611,793,233)
Long-term notes issued	15,070,627	17,940,638	16,663,671
Long-term notes repaid	(18,805,003)	(9,095,001)	(17,924,421)
Stock issued	—	300,000	—
Preferred stock repurchased	(12)	(313,883)	—
Common dividends paid	—	(226,966)	(343,489)
Preferred dividends paid	—	(14,074)	(16,218)

Net cash (used in) provided by financing activities	(4,736,646)	1,294,202	(2,561,779)

Net (decrease) in cash and cash equivalents	(23,863)	(39,104)	(49,808)
Cash and cash equivalents at beginning of year	434,366	473,470	523,278

Cash and cash equivalents at end of year	$410,503	$434,366	$473,470

Cash disbursements made for:
Interest	$1,549,706	$2,102,955	$2,432,427

Income taxes	$553,200	$350,900	$140,000

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1.  Organization and Privatization

        The Student Loan Marketing Association (the "GSE" or "SLMA") was chartered by Congress to provide liquidity for originators of student loans made under federally sponsored student loan programs and otherwise to support the credit needs of students and educational institutions. The GSE is predominantly engaged in the purchase of student loans insured under federally sponsored programs. The GSE is the largest private source of funding for education loans in the United States.

        In 1997, pursuant to the Student Loan Marketing Association Reorganization Act of 1996 (the "Privatization Act"), SLM Corporation ("the Company") transferred all personnel and certain assets of the GSE to the Company or other non-GSE affiliates. As a consequence, the Company manages the operations of the GSE through a management services agreement. The Company also services the majority of the GSE's student loans under a servicing agreement between the GSE and Sallie Mae Servicing, LP. The GSE also makes secured loans (warehousing advances) to providers of education credit, and provides financing to educational institutions for their physical plant and equipment (academic facilities financings).

        Under the Privatization Act, the GSE must wind down its operations and dissolve on or before September 30, 2008. The Company plans to complete the Wind Down by September 30, 2006. Any GSE debt obligations outstanding at the date of dissolution are required to be defeased through creation of a fully collateralized trust, consisting of U.S. government or agency obligations with cash flows matching the interest and principal obligations of the defeased debt. Also upon the GSE's dissolution, all of its remaining assets will transfer to the Company. This dissolution plan and defeasance plan is dependent on many factors including the ability of the Company to acquire the GSE's assets and provide the GSE with cash or assets to defease the debt. The Privatization Act further requires that SLMA's outstanding adjustable rate cumulative preferred stock be redeemed on September 30, 2008 or at such earlier time when SLMA is dissolved. The GSE redeemed its Series A Adjustable Rate Cumulative Preferred Stock and its Series B Cumulative Preferred Stock, its only outstanding preferred stock, in the fourth quarter of 2001. Also upon the GSE's dissolution, all of its remaining assets will transfer to SLM Corporation or one of its non-GSE subsidiaries. This dissolution plan and defeasance plan is dependent on many factors including the ability of SLM Corporation to acquire the GSE's assets and provide the GSE with cash or assets to defease the debt.

        The Privatization Act provides that SLMA may continue to issue new debt obligations maturing on or before September 30, 2008. The legislation further provides that the legal status and attributes of SLMA's debt obligations, including Securities and Exchange Commission ("SEC") registration and state tax exemptions, will be fully preserved until their respective maturities. These debt obligations remain GSE debt obligations, whether such obligations were outstanding at the time of, or issued subsequent to, the Reorganization. The obligations of SLM Corporation, its non-GSE subsidiaries, and the subsidiaries of the GSE do not have GSE status.

2.  Significant Accounting Policies

Loans

        Loans, consisting of federally insured student loans, private credit student loans, student loan participations, warehousing advances, academic facilities financings, and other private loans are carried at amortized cost which, for student loans, includes unamortized premiums and unearned purchase discounts.

        For non-guaranteed loans, SLMA places a loan on non-accrual status when the collection of contractual principal and interest is 212 days past due. FFELP loans are guaranteed as to both principal and interest, and therefore continue to accrue interest until such time that they are paid by the guarantor.

Student Loan Income

        SLMA recognizes student loan income as earned, net of amortization of premiums, capitalized direct origination and acquisition costs, and the accretion of discounts. Additionally, income is recognized based upon the expected yield of the loan after giving effect to estimates for borrower utilization of incentives for timely payment ("borrower benefits"). The estimates of the effect of borrower benefits on student loan yield are based on analyses of historical payment behavior of borrowers who are eligible for the incentives and the evaluation of the ultimate qualification rate for these incentives. Premiums, capitalized direct origination and acquisition costs and origination fees received are amortized over the estimated life of the loan. SLMA periodically evaluates the assumptions used to estimate its loan life and in instances where the modifications to the assumptions are considered significant, amortization is adjusted retroactively.

        In addition, SLMA pays an annual 105 basis point rebate fee on Consolidation Loans and an annual 30 basis point Offset Fee unique to the GSE on Stafford and PLUS student loans purchased and held on or after August 10, 1993. These fees are netted against student loan income. Payments under Floor Income Contracts are also netted against student loan income.

Allowance for Student Loan Losses

        SLMA has established an allowance for probable losses on the existing on-balance sheet portfolio of student loans. Student loans are presented net of the allowance on the balance sheet. SLMA evaluates the adequacy of the allowance for student loan losses on its federally insured portfolio of student loans separately from its non-federally insured portfolio of private credit student loans.

        In evaluating the adequacy of the allowance for losses on the private credit student loan portfolio, SLMA considers several factors including: the credit profile of the borrower and/or co-borrower, loans in repayment versus those in a non-paying status, months of repayments, delinquency status, type of program and trends in defaults in the portfolio based on SLMA and industry data.

        For the federally insured loan portfolios, SLMA considers trends in student loan claims rejected for payment by guarantors and the amount of Federal Family Education Loan Program ("FFELP") loans subject to two percent Risk Sharing. The allowance is based on periodic evaluations of its loan portfolios considering past experience, changes to federal student loan programs, current economic conditions and other relevant factors. The allowance is maintained at a level that management believes is adequate to provide for estimated probable credit losses inherent in the loan portfolio. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant changes.

Cash and Cash Equivalents

        Cash and cash equivalents includes term federal funds and bank deposits with original terms to maturity less than three months.

Investments

        Investments are held to provide liquidity, to economically hedge certain financing activities and to serve as a source of short-term income. The majority of SLMA's investments are classified as available-for-sale and such securities are carried at market value, with the after-tax unrealized gain or loss, along with after-tax unrealized gain or loss on instruments which qualify as effective hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", carried as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts. Securities that are actively traded are accounted for at fair market value with unrealized gains and losses included in investment income.

        SLMA purchases U.S. Treasury and federal agency securities ("U.S. government securities") under agreements to resell the securities and includes them on the consolidated balance sheets as securities purchased under resale agreements. These securities often serve as collateral for repurchase agreements. SLMA's policy is to take possession or control of the security underlying the resale agreement and to revalue them daily to determine if additional collateral is necessary from the borrower. SLMA also enters into sales of U.S. government securities under repurchase agreements, which are treated as financings, and reflected as liabilities in the consolidated balance sheets. The dollar amount of the U.S. government securities underlying the repurchase agreements remains in investment securities.

Interest Expense

        Interest expense is based upon contractual interest rates adjusted for the amortization of debt issuance costs and premiums and the accretion of discounts. SLMA's interest rate expense may also be adjusted for net payments/receipts for derivative instruments, which include interest rate swap agreements and interest rate futures contracts, qualifying as a hedge under GAAP, and amortization of deferred gains and losses on closed hedge transactions which qualify as cash flow hedges.

Securitization Accounting

        To meet the sale criteria of SFAS No. 140, SLMA structures its securitizations using two-step transactions with a qualifying special purpose entity ("QSPE") that legally isolates the transferred assets from SLMA, even in the event of bankruptcy. Also, each transaction is structured to ensure that the holders of the beneficial interests issued by the QSPE are not constrained from pledging or exchanging their interests, and that SLMA does not maintain effective control over the transferred assets. Upon meeting these criteria, SLMA accounts for such transfers as a sale.

        SLMA assesses the financial structure of each securitization to ensure that the trust or other securitization vehicle meets the conditions of a QSPE as defined in SFAS No. 140. To be a QSPE, an entity must meet all of the following conditions:

  •
  It is demonstrably distinct from SLMA and cannot be unilaterally dissolved by SLMA and at least 10 percent of the fair value of its interests is held by independent third parties.
  •
  It has significant limits on the activities in which it can participate. These activities are specified up-front in the initial legal documents upon creation of the QSPE.
  •
  There are limits to the assets the QSPE can hold; specifically, it can hold only the assets transferred to it, passive derivative instruments pertaining to the beneficial interests held by independent third parties, servicing rights, temporary investments pending distribution to security holders, and cash.

  •
  It can only dispose of its assets in automatic response to the occurrence of an event specified in the applicable legal documents and out of the control of SLMA.
  •
  No agreement exists between SLMA and the QSPE that calls for SLMA to repurchase the student loans before their maturity or gives SLMA the ability to unilaterally cause the QSPE to return specific student loan accounts other than through a clean-up call when the loan balance is less than 10 percent of the original loan balance.

Retained Interest

        The Residual Interest results from the securitization of student loans. Accordingly, SLMA records the Retained Interest which includes a Residual Interest and, in some cases, a cash reserve account. SLMA receives sales treatment on its securitizations and recognizes the resulting gain on student loan securitizations on the consolidated statements of income. This gain is based upon the difference between the allocated cost basis of the assets sold and the relative fair value of the assets received. Furthermore, SLMA records revenue for the income earned on the Residual Interest asset. SLMA accounts for its Residual Interest as an available-for-sale security. Accordingly, it is reflected at market value with periodic changes reflected as a component of other comprehensive income in equity.

        SLMA estimates fair value of the Retained Interest, both initially and on a quarterly basis going forward, based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions-credit losses, prepayment speeds and discount rates commensurate with the risks involved, as well as the fair value of the Embedded Floor Income in the securitized loan.

        The fair value of the Fixed Rate Embedded Floor Income earned on securitized loans is estimated for the expected life of the loan and included in the fair value of the Residual Interest both initially at the time of the sale of the student loans and each quarter going forward. This estimate is based on a discounted cash flow calculation that considers the current borrower rate, SAP spreads and the term for which the loan is eligible to earn Floor Income as well as time value, yield curve and volatility factors. The Variable Rate Embedded Floor Income, which is earned until the July 1 reset date of the loans, is periodically estimated and included in the quarterly mark-to-market valuations of the Residual Interest. The actual Variable Rate Floor Income received is recorded as earned in securitization income.

        SLMA records interest income and periodically evaluates its Retained Interests for other than temporary impairment in accordance with the Emerging Issues Task Force Issue 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). Under this standard, on a quarterly basis SLMA estimates the cash flows to be received from its Retained Interests. In cases where SLMA's estimate of future cash flows is below its initial estimate when the asset is acquired, the Retained Interest is written down to fair value through earnings as other than temporary impairment. Interest income is recorded using the effective interest method using the most current cash flows.

Derivative Accounting

        SLMA accounts for interest rate swaps, interest rate futures contracts, interest rate cap contracts, and Floor Income Contracts in accordance with SFAS No. 133, which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. SLMA determines fair value for its derivative contracts using pricing models that consider current market and contractual prices for the underlying financial instruments, as well as time value and yield curve or volatility factors underlying the positions. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results.

        Many of SLMA's derivatives, mainly standard interest rate swaps and certain Eurodollar futures contracts qualify as effective hedges under SFAS No. 133. For these derivatives, the relationship between the hedging instrument and the hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions at the inception of the hedging relationship is documented. Each derivative is linked to either a specific asset or liability on the balance sheet or expected future cash flows, and designated as either a fair value or a cash flow hedge. Fair value hedges are designed to hedge the fair value of a fixed rate asset or liability ("fair value" hedge), while cash flow hedges are designed to hedge SLMA's exposure to variability of either a floating rate asset's or liability's cash flows or expected fixed rate debt issuance ("cash flow" hedge). For effective fair value hedges, both the hedge and the hedged item are marked-to-market with any difference recorded immediately in the income statement. For effective cash flow hedges, changes in the fair value of the cash flow hedge are deferred in other comprehensive income, net of tax, and recognized in earnings in the same period as the earnings effects of the hedged item. The assessment of the hedge's effectiveness is performed on an ongoing basis, and is tested on at least a quarterly basis. When it is determined that a derivative is not currently an effective hedge or it will not be one in the future, SLMA discontinues the hedge accounting prospectively and ceases recording changes in the fair value of the hedged item.

        SLMA also has a number of derivatives, primarily Floor Income Contracts, certain Eurodollar futures contracts and certain basis swaps, that SLMA believes are effective economic hedges, but are not considered effective hedges under SFAS No. 133. They are considered ineffective under SFAS No. 133 because they are hedging only a portion of the term of the underlying risk or hedging an off-balance sheet financial instrument. These derivatives are classified as "trading" for GAAP purposes and as a result they are marked-to-market through GAAP earnings with no consideration for the price fluctuation of the hedged item.

Earnings per Common Share

        Basic earnings per common share ("Basic EPS") are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share ("Diluted EPS") reflect the potential dilutive effect of additional common shares that are issuable. SLMA has no potentially dilutive shares.

Income Taxes

        Income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes." The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of SLMA's assets and liabilities. SLMA provides for its taxes pursuant to a tax sharing arrangement with SLM Corporation and periodically settles accounts which are currently receivable or payable.

Consolidation

        The consolidated financial statements include the accounts of SLMA and its subsidiaries, after eliminating intercompany accounts and transactions. As further discussed in Note 8, SLMA does not consolidate QSPEs created for securitization purposes in accordance with SFAS No. 140. Currently, SLMA consolidates all other special purpose entities.

Use of Estimates

        SLMA's financial reporting and accounting policies conform to generally accepted accounting principles in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Key accounting policies that include significant judgments and estimates include securitization accounting, valuation of the Retained Interest, provision for loan losses, Floor Income Contracts and derivative accounting.

Reclassifications

        Certain reclassifications have been made to the balances as of and for the years ended December 31, 2001 and 2000, to be consistent with classifications adopted for 2002.

Recently Issued Accounting Pronouncements

  Accounting for Costs Associated with Exit or Disposal Activities

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management's commitment to an exit plan. In addition, SFAS No. 146 requires that the liability be measured at fair value and be adjusted for changes in estimated cash flows. The provisions of the new standard are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that SFAS No. 146 will materially affect SLMA's financial statements.

  Early Extinguishment of Debt

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends FASB Statement No. 13, "Accounting for Leases" to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of FASB No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to FASB No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. SLMA does not expect to have any material changes to its financial statements as a result of SFAS No. 145.

  Accounting for Guarantees

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 identifies characteristics of certain guarantee contracts and requires that a liability be recognized at fair value at the inception of such guarantees for the obligations undertaken by the guarantor. Additional disclosures also are prescribed for certain guarantee contracts. The initial recognition and initial measurement provisions of FIN No. 45 are effective for these guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for the Company for its first quarter ending March 31, 2003. The Company does not expect that FIN No. 45 will have a material impact on its financial statements.

  Consolidation of Variable Interest Entities

        In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties ("variable interest entities"). Variable interest entities ("VIEs") are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a VIE is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. FIN No. 46 also requires new disclosures about VIEs.

        On February 1, 2003, SLMA adopted FIN No. 46 for VIEs created in which SLMA obtains an interest after January 31, 2003. SLMA will adopt FIN No. 46 on October 1, 2003 for VIEs in which it holds a variable interest that it acquired before February 1, 2003. Transactions associated with these entities include asset-backed securitizations and certain partnerships that are used for marketing our co-branded student loan products. SLMA currently consolidates entities in which it has a controlling financial interest in accordance with accounting principles generally accepted in the U.S. For those entities deemed to be qualifying special purpose entities ("QSPE") (as defined in SFAS No. 140), which includes its securitization trusts, SLMA does not consolidate the entity. SLMA is currently evaluating the impact of the provisions of FIN No. 46 on its consolidated financial statements and is assessing its impact to ensure it is properly integrated into its existing policies, practices and systems. SLMA does not believe, at this time, that the FIN No. 46 will have a material effect on its consolidated financial statements for transactions completed before December 31, 2002.

3.  Student Loans

        SLMA purchases student loans under two federally sponsored programs—the Federal Family Education Loan Program ("FFELP") and the Health Education Assistance Loan Program ("HEAL") and also purchases private credit education loans.

3.  Student Loans (Continued)

        The FFELP is subject to comprehensive reauthorization every six years and to frequent statutory and regulatory changes. The most recent reauthorization was the Higher Education Amendments of 1998.

        There are three principal categories of FFELP loans: Stafford loans, PLUS loans, and Consolidation Loans. Generally, Stafford and PLUS loans have repayment periods of between five and ten years. Consolidation Loans have repayment periods of twelve to thirty years. FFELP loans obligate the borrower to pay interest at a stated fixed rate or an annually reset variable rate that has a cap. The interest rates are either fixed to term or reset annually on July 1 of each year depending on when the loan was originated and the loan type. SLMA earns interest at the greater of the borrower's rate or a floating rate. If the floating rate exceeds the borrower rate, the U.S. Department of Education ("DOE") makes a payment directly to SLMA based upon the SAP formula. (See the Glossary and "Appendix B—Special Allowance Payments."). If the floating rate determined by the SAP formula is less than the rate the borrower is obligated to pay, SLMA simply earns interest at the borrower rate. In all cases, the rate a borrower is obligated to pay sets a minimum rate for determining the yield that SLMA earns on the loan.

        In low or certain declining interest rate environments when student loans are earning at the fixed borrower rate, while the interest on the funding for the loans is variable and declining, SLMA can earn additional spread income that it refers to as Floor Income.

        The estimated average remaining term of student loans in SLMA's portfolio was approximately 7.8 years and 7.0 years at December 31, 2002 and 2001, respectively. The following table reflects the distribution of SLMA's student loan portfolio by program.

	December 31,
	2002	2001
FFELP — Stafford	$10,952,250	$16,592,518
FFELP — PLUS/SLS	1,021,970	2,304,279
FFELP — Consolidation Loans	20,807,304	14,511,988
HEAL	1,449,027	1,777,393
Private credit	2,697,477	4,416,913

Subtotal	36,928,028	39,603,091
Allowance for loan losses	(109,144)	(175,959)

Total student loans, net	$36,818,884	$39,427,132

        As of December 31, 2002 and 2001, 89 and 81 percent, respectively, of SLMA's on-balance sheet student loan portfolio was in repayment.

        SLMA's FFELP loans are insured against the borrower's default, death, disability or bankruptcy. Insurance on FFELP loans is provided by certain state or non-profit guarantee agencies, which are reinsured by the federal government. FFELP loans originated prior to October 1, 1993 are reinsured 100 percent by the federal government, while FFELP loans originated after October 1, 1993, except in cases of death, disability and bankruptcy which are 100 percent insured, are reinsured for 98 percent of their unpaid balance resulting in two percent Risk Sharing for holders of these loans. At December 31, 2002 and 2001, SLMA owned $3.8 billion and $5.2 billion of 100 percent reinsured FFELP loans, and $29.0 billion and $28.2 billion of 98 percent reinsured loans, respectively. HEAL loans are directly insured 100 percent by the federal government.

        Both FFELP and HEAL loans are subject to regulatory requirements relating to servicing. In the event of default on a student loan or the borrower's death, disability or bankruptcy, SLMA files a claim with the insurer or guarantor of the loan, who, provided the loan has been properly originated and serviced, pays SLMA the unpaid principal balance and accrued interest on the loan less Risk Sharing, where applicable. Losses on loans of $8 million, $6 million and $5 million for the years ended December 31, 2002, 2001 and 2000, respectively, were charged off against the allowance for loan losses.

        In addition to federal loan programs, which place statutory limits on per year and total borrowing, SLMA offers a variety of private credit student loans. Private credit student loans are primarily education-related student loans to students attending post-secondary educational institutions or career training institutions. To the extent that these loans are not privately insured by SLM Corporation's wholly-owned subsidiary, the Hemar Insurance Corporation of America ("HICA"), SLMA bears the full risk of any losses experienced in the non-insured private credit loan portfolio, and as a result these loans are underwritten and priced based upon standardized consumer credit scoring criteria. In addition, students who do not meet SLMA's minimum underwriting standards are required to obtain a credit-worthy co-borrower. At December 31, 2002, SLMA had $2.7 billion of private credit student loans outstanding or 7 percent of its total student loan portfolio.

4.  Allowance for Student Loan Losses

        The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb probable losses, net of recoveries, inherent in the portfolio of student loans. SLMA separately evaluates the adequacy of the provision for losses on its federally insured portfolio of student loans and its private credit portfolio. The loan loss reserve attributable to federally insured loans consists of two components: a reserve for the two percent of the outstanding principal and interest that is not insured by the federal government ("Risk Sharing reserve") and a reserve for rejected guarantor claims losses ("rejected claims reserve"), mainly caused by servicing defects. The Risk Sharing reserve is an estimate based on the amount of loans subject to Risk Sharing and on the historical experience of losses. The rejected claims reserve is based on an analysis of the historic level of rejected claims and subsequent cures. Since FFELP loans are guaranteed as to both principal and interest, they continue to accrue interest until such time that they are paid by the guarantor. Once a student loan is rejected for claim payment, SLMA's policy is to continue to pursue the recovery of principal and interest, either by curing the reject or collecting from the borrower. SLMA attempts to cure the reject by engaging in extensive collection efforts including repeated and methodical mail and phone contact with borrowers and co-borrowers. SLMA has a history of successfully curing rejected claims within two years; it is therefore SLMA's policy to charge off a rejected claim once it has aged to two years.

        A large percentage of SLMA's private credit student loans have not matured to a point at where experience factors are adequate to predict loan loss patterns. Therefore, to calculate the private credit student loan loss reserve, SLMA must rely on a combination of its own historic data, such as recent trends in delinquencies, the credit profile of the borrower and/or co-borrower, loan volume by program, and charge-offs and recoveries. SLMA uses this data in internally developed statistical models to estimate the amount of probable losses, net of subsequent collections, that are projected to be incurred on the portfolio of private credit student loans.

        When calculating the private credit student loan loss reserve, SLMA subdivides the portfolio into various categories such as loans with co-borrowers, loans in repayment versus those in a non-paying status, months of repayments, delinquency status and type of program. SLMA then estimates defaults by cohort (loans grouped by the year in which they entered into repayment status) based on the borrower(s) credit profile, net of an estimate of collections by cohort for both new and previously defaulted loans. Private credit student loans are charged off against the allowance when they are 212 days delinquent. This policy is periodically reconsidered by management as trends develop. Private credit student loans continue to accrue interest until they are charged off and removed from the active portfolio. Recoveries on loans charged off are booked directly to the reserve.

        The table below shows SLMA's private credit student loan delinquency trends for the years ended December 31, 2002, 2001 and 2000. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

(Dollars in millions)

	Years ended December 31,
	2002		2001		2000
Index
	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment[1]	$1,385		$1,495		$906
Loans current in forbearance[2]	264		327		218
Loans in repayment and percentage of each status:
Loans current	940	90%	2,348	90%	1,744	84%
Loans delinquent 30-59 days[3]	45	4	105	4	211	10
Loans delinquent 60-89 days	21	2	47	2	37	2
Loans delinquent 90 days or greater	42	4	95	4	78	4

Total loans in repayment	1,048	100%	2,595	100%	2,070	100%

Total private credit student loans	2,697		4,417		3,194
Private credit student loan reserves	(64)		(120)		(88)

Private credit student loans, net	$2,633		$4,297		$3,106

Percentage of private credit student loans in repayment	39%		59%		65%

1
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.
2
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, according to a schedule approved by the servicer or HICA, or both, consistent with the established loan program servicing procedures and policies.
3
The period of delinquency is based on the number of days scheduled payments are contractually past due and relate to repayment loans, that is, receivables not charged off, and not in school, grace, deferment or forbearance.

        The following table summarizes changes in the allowance for student loan losses for the years ended December 31, 2002, 2001, and 2000, respectively.

	Years ended December 31,
	2002	2001	2000
Balance at beginning of year	$175,959	$141,266	$113,265
Additions
Provisions for losses	91,567	60,791	25,071
Recoveries	7,001	6,611	4,757
Reserves acquired	—	—	7,307
Deductions
Reductions for student loan sales and securitizations	(84,005)	(13,608)	(16,648)
Charge-offs	(69,431)	(38,871)	(14,837)
Other	(11,947)	19,770	22,351

Balance at end of year	$109,144	$175,959	$141,266

        SLMA receives certain fees related to originated loans at both origination and the commencement of repayment. These origination fees are charged to cover, in part, anticipated loan losses. Such fees are deferred and recognized into income as a component of interest over the average life of the related pool of loans. Prior to the second quarter of 2002, SLMA reflected the unamortized balance of $48 million as a component of the allowance for loan losses. Both the initial addition and the 2002 removal are reflected in Other in the above table.

5.  Investments

        At December 31, 2002 and 2001, all investments that are classified as trading and available-for-sale securities are carried at fair market value. Securities classified as other investments are carried at cost. A summary of investments at December 31, 2002 and 2001 follows:

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Trading
U.S. Treasury and other U.S. government agencies obligations
U.S. Treasury securities (Rabbi Trust)	$153	$22	$—	$175

Total investment securities trading	$153	$22	$—	$175

Available-for-sale
U.S. Treasury and other U.S. government agencies obligations
U.S. Treasury securities	$1,135,396	$596,632	$—	$1,732,028
State and political subdivisions of the U.S. student loan revenue bonds	91,376	2,417	—	93,793
Asset-backed and other securities
Asset-backed securities	1,487,688	1,926	(227)	1,489,387
Guaranteed Investment Contracts	14,953	282	(30)	15,205
Other	1,249	8	—	1,257

Total investment securities available-for-sale	$2,730,662	$601,265	$(257)	$3,331,670

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Trading
U.S. Treasury and other U.S. government agencies obligations
U.S. Treasury securities (Rabbi Trust)	$763	$28	$—	$791

Total investment securities trading	$763	$28	$—	$791

Available-for-sale
U.S. Treasury and other U.S. government agencies obligations
U.S. Treasury securities	$1,087,660	$502,324	$(11,470)	$1,578,514
State and political subdivisions of the U.S. student loan revenue bonds	106,499	2,502	—	109,001
Asset-backed and other securities
Asset-backed securities	2,205,835	1,554	(3,261)	2,204,128
Guaranteed Investment Contracts	25,328	—	—	25,328

Total investment securities available-for-sale	$3,425,322	$506,380	$(14,731)	$3,916,971

        Of the total available-for-sale securities outstanding as of December 31, 2002, $338 million (amortized cost) has been pledged as collateral.

        SLMA sold available-for-sale securities with a carrying value of $6.8 million, $2.8 billion and $960 million for the years ended December 31, 2002, 2001and 2000, respectively. These sales resulted in gross realized gains of $1 million, $3 million and $37 million for the years ended December 31, 2002, 2001, and 2000, respectively. These sales resulted in gross realized losses of $1 million for the year ended December 31, 2000. There were no gross realized losses in 2002 or 2001.

        Included in SLMA's December 31, 2001 balances of available-for-sale assets were investments in leveraged leases of $296 million. At September 30, 2002, SLMA transferred its $22 million net investment in leveraged leases at book value through a non-cash dividend to SLM Corporation. At December 31, 2002 and 2001, SLMA held other investments of $452 million and $426 million, respectively, of which $343 million and $103 million were insurance related.

        As of December 31, 2002, stated maturities and maturities if accelerated to the put or call dates for investment fair value are shown in the following table:

	December 31, 2002
	Available-for-Sale		Trading	Other
Year of Maturity	Stated Maturity	Maturity to Put or Call Date	Stated Maturity	Stated Maturity
2003	$51,496	$53,515	$—	$—
2004	301,043	300,043	—	—
2005	450,945	456,318	—	—
2006	543,621	540,320	175	—
2007	828,093	828,093	—	—
2008-2012	1,096,858	1,093,767	—	355,409
After 2012	59,614	59,614	—	96,686

Total	$3,331,670	$3,331,670	$175	$452,095

        As of December 31, 2002, stated maturities and maturities if accelerated to the put or call dates for investment amortized cost are shown in the following table:

	December 31, 2002
	Available-for-Sale		Trading	Other
Year of Maturity	Stated Maturity	Maturity to Put or Call Date	Stated Maturity	Stated Maturity
2003	$51,379	$53,378	$—	$—
2004	300,305	299,305	—	—
2005	433,047	438,209	—	—
2006	485,706	482,444	153	—
2007	584,428	584,428	—	—
2008-2012	816,156	813,257	—	355,409
After 2012	59,641	59,641	—	96,686

Total	$2,730,662	$2,730,662	$153	$452,095

6.  Short-Term Borrowings

        Short-term borrowings have an original or remaining term to maturity of one year or less. The following tables summarize outstanding short-term notes at December 31, 2002, 2001, and 2000, the weighted average interest rates at the end of each period, and the related average balances and weighted average interest rates during the periods.

	December 31, 2002		Year ended December 31, 2002
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Six month floating rate notes	$2,999,631	1.25%	$3,006,177	1.71%
Other floating rate notes	2,333,502	1.17	2,610,177	1.69
Discount notes	7,029,037	1.75	10,586,685	1.95
Fixed rate notes	1,649,969	2.35	1,693,771	2.79
Securities sold — not yet purchased and repurchase agreements	—	—	146,500	1.68
Short-term portion of long-term notes	10,392,497	1.91	10,661,250	2.27

Total short-term borrowings	$24,404,636	1.74%	$28,704,560	2.07%

Maximum outstanding at any month end	$32,097,569

	December 31, 2001		Year ended December 31, 2001
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Six month floating rate notes	$3,149,421	1.90%	$4,111,595	4.04%
Other floating rate notes	2,969,935	1.99	8,252,164	4.31
Discount notes	7,345,038	2.35	8,834,578	4.34
Fixed rate notes	1,550,000	3.17	782,657	3.75
Securities sold — not yet purchased and repurchase agreements	—	—	65,215	4.98
Short-term portion of long-term notes	15,044,886	2.59	12,997,725	4.02

Total short-term borrowings	$30,059,280	2.43%	$35,043,934	4.16%

Maximum outstanding at any month end	$41,495,788

6.  Short-Term Borrowings (Continued)

	December 31, 2000		Year ended December 31, 2000
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Six month floating rate notes	$5,199,084	6.56%	$4,659,778	6.41%
Other floating rate notes	10,476,828	6.62	10,857,934	6.54
Discount notes	6,274,994	6.33	5,808,364	6.19
Fixed rate notes	360,000	6.54	2,043,618	5.96
Commercial paper	—	—	81,947	6.81
Securities sold — not yet purchased and repurchase agreements	—	—	123,948	6.89
Short-term portion of long-term notes	7,602,534	6.37	11,242,038	6.28

Total short-term borrowings	$29,913,440	6.48%	$34,817,627	6.35%

Maximum outstanding at any month end	$38,668,801

        To match the interest rate characteristics on short-term notes with the rate characteristics of certain assets, SLMA enters into interest rate swaps with independent parties. Under these agreements, SLMA makes periodic payments, indexed to the related asset rates, in exchange for periodic payments which generally match SLMA's interest obligations on fixed or variable rate notes (see Note 9).

7.  Long-Term Notes

        The following tables summarize outstanding long-term notes at December 31, 2002 and 2001, the weighted average interest rates at the end of the periods, and the related average balances during the periods.

	December 31, 2002		Year ended December 31, 2002
	Ending Balance	Weighted Average Interest Rate	Average Balance
Floating rate notes:
U.S. dollar denominated:
Interest bearing, due 2004-2047	$5,049,412	1.99%	$6,431,856

Fixed rate notes:
U.S. dollar denominated:
Interest bearing, due 2004-2019	11,171,186	4.28	10,416,683
Zero coupon, due 2014-2022	226,220	11.79	214,102

Total fixed rate notes	11,397,406	4.43	10,630,785

Total long-term notes	$16,446,818	3.68%	$17,062,641

	December 31, 2001		Year ended December 31, 2001
	Ending Balance	Weighted Average Interest Rate	Average Balance
Floating rate notes:
U.S. dollar denominated:
Interest bearing, due 2003-2047	$5,592,379	2.10%	$7,116,352

Fixed rate notes:
U.S. dollar denominated:
Interest bearing, due 2003-2019	9,998,045	4.59	5,594,100
Zero coupon, due 2014-2022	202,363	11.79	191,523

Total fixed rate notes	10,200,408	4.73	5,785,623

Total long-term notes	$15,792,787	3.80%	$12,901,975

        At December 31, 2002, SLMA had outstanding long-term debt issues with call features totaling $4.1 billion. As of December 31, 2002, the stated maturities and maturities if accelerated to the call dates for long-term notes are shown in the following table:

	December 31, 2002
Year of Maturity	Stated Maturity	Maturity to Call Date
2003	$—	$3,900,000
2004	13,194,432	10,044,432
2005	1,009,579	259,579
2006	1,015,211	1,015,211
2007	82,879	82,879
2008	31,430	31,430
2009-2047	1,113,287	1,113,287

	$16,446,818	$16,446,818

        To match the interest rate characteristics on its long-term notes with the interest rate characteristics of its assets, SLMA enters into interest rate swaps with independent parties. Under these agreements, SLMA makes periodic payments, generally indexed to the related asset rates, in exchange for periodic payments which generally match SLMA's interest obligations on fixed or variable rate borrowings (see Note 9).

        Prior to and grandfathered from the issuance of SFAS No. 140, SLMA has engaged in several transactions in which debt was considered to be extinguished by in-substance defeasance as governed by the provisions of SFAS No. 76, "Extinguishment of Debt." In these transactions, SLMA irrevocably placed assets with an escrow agent in a trust to be used solely for satisfying scheduled payments of both the interest and principal of the defeased debt. The possibility that SLMA will be required to make future payments on that debt is considered to be remote. The trusts are restricted to owning only monetary assets that are essentially risk-free as to the amount, timing and collection of interest and principal. As of December 31, 2002, the amount of debt extinguished was $832 million.

8.  Student Loan Securitization

        When SLMA sells receivables in securitizations of student loans, it retains a Residual Interest and, in some cases, a cash reserve account, all of which are Retained Interests in the securitized receivables. At December 31, 2002 and 2001, the balance of these assets was $2.1 billion and $1.9 billion, respectively. The gain or loss on the sale of the receivables is based upon the carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the Retained Interests based on their relative fair values at the date of transfer. Quoted market prices are generally not available for SLMA's Retained Interests so SLMA estimates fair value, both initially and on a quarterly basis, based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions—credit losses, prepayment speeds and discount rates commensurate with the risks involved.

        Sallie Mae Servicing L.P. ("SMSLP"), an affiliate, enters into a servicing agreement with each securitization trust and earns annual servicing fees from the trusts of 0.9 percent per annum of the outstanding balance of Stafford and PLUS student loans and 0.5 percent per annum of the outstanding balance of Consolidation Loans in the securitization trusts.

        The following table summarizes the changes in the fair value of the Retained Interest for the years ended December 31, 2002 and 2001, respectively.

	December 31,
	2002	2001
Fair value at beginning of year	$1,859,450	$961,252
Additions from new securitizations	543,981	127,958
Deductions from excess trust cash received	(826,023)	(425,472)
Fair market value adjustments	(58,576)	729,317
Securitization revenue and other income	558,721	466,395

Fair value at end of year	$2,077,553	$1,859,450

        The Company revalues its Retained Interest on a quarterly basis. The fair market value adjustment is performed by considering the actual quarters' cash flows and projected future cash flows based on current market spread curves. Also included in the fair market value adjustment is the fair market value of the Embedded Floor Income associated with the securitized loans. As of December 31, 2002 and 2001, the fair market value of the Embedded Floor Income included in the balance of the Retained Interest in securitized receivables was $704 million and $485 million, respectively.

        For the year ended December 31, 2002, SLMA sold $13.0 billion of FFELP student loans in eight securitization transactions and recorded pre-tax securitization gains of $295 million or 2.27 percent of the portfolios securitized. For the year ended December 31, 2001, SLMA sold $6.4 billion of FFELP student loans in four securitization transactions and recorded pre-tax securitization gains of $75 million or 1.16 percent of the portfolios securitized. For the year ended December 31, 2000, SLMA sold $8.8 billion of FFELP student loans in four securitization transactions, and acquired the securitization revenue streams of $5.2 billion of student loans previously securitized by USA Group. SLMA recorded pre-tax securitization gains of $92 million or 1.04 percent of the portfolios securitized.

        SLMA's Retained Interests are subordinate to investors' interests. However, interest rate risk exists to the extent that the securitized assets, which are Treasury bill-based, commercial paper-based or prime rate based, are utilized as collateral for either LIBOR-based debt, Treasury bill-based debt, auction rate-based debt, or commercial paper-based debt that resets on dates that are not consistent with the securitized asset reset dates. Trust investors and the securitization trusts have no recourse to SLMA's other assets.

        The weighted average life of the student loans securitized during 2002 was 5.3 years. Key economic assumptions used in measuring the fair value of the Retained Interests at the date of securitization resulting from the student loan securitization transactions completed during the year ended December 31, 2002 (weighted based on principal amounts securitized) were as follows:

Prepayment speed	8.7% per annum
Expected credit losses	.59%
Residual cash flows discounted at	12%

        The estimate of the CPR affects the average life of the securitized trusts and therefore affects the valuation estimate of the Residual Interest. Prepayments shorten the average life of the trust, and if all other factors remain equal, will reduce the value of the Retained Interest asset and the securitization gain on sale. Student loan prepayments come from three principal sources: actual borrower prepayments, reimbursements of student loan defaults from the guarantor and consolidation of loans from the trust. SLMA uses historical statistics on prepayments, borrower defaults, and trends in Consolidation Loans to estimate the amount of prepayments. When a loan is consolidated from the trust either by SLMA or a third party, the loan is repurchased from the trust and is treated as a prepayment. In cases where the loan is consolidated by SLMA, it will be recorded as an on-balance sheet asset. Due to the historically low interest rate environment, SLMA has experienced an increase in Consolidation Loan activity for several quarters. Management believes that this trend will continue for the foreseeable future. As a result, in the second quarter of 2002, SLMA increased the estimated CPR from 7 percent to 9 percent per annum. The change in the CPR assumption resulted in a $59 million after-tax other than temporary impairment of the Retained Interest asset, of which $38 million ($25 million after-tax) reduced securitization revenue in the second quarter of 2002, and $34 million was an after-tax reversal of previously recorded unrealized gains in other comprehensive income as a component of equity. The change in the CPR assumption also reduced the gains on the loan portfolios securitized during the second, third and fourth quarters of 2002 relative to previous transactions.

        Expected credit losses resulting from FFELP loans securitized are dependent on each portfolio's expected rate of defaulted loans, the level of Risk Sharing, and the expected level of defaulted loans not eligible for insurance guarantee due to servicing deficiencies (approximately one percent of defaulted loans). The expected dollar amount of credit losses is divided by the portfolio's principal balance to arrive at the expected credit loss percentage.

        The following table summarizes the cash flows received from all securitization trusts during the years ended December 31, 2002 and 2001 (dollars in millions):

	2002	2001
Proceeds from new securitizations	$13,104	$6,531
Cash flows received on Residual Interest	847	458
Cash received upon release from reserve accounts	861	463

        Losses on the student loan pool are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The following table reflects static pool losses for the years ended December 31, 2002, 2001, and 2000. Amounts shown are calculated based on all securitizations occurring in that year.

	Student loans securitized in
	2002	2001	2000
Actual and projected credit losses (%) as of:
December 31, 2002
Actual to date	—%	.04%	.09%
Projected	.56	.37	.33

Total	.56%	.41%	.42%

December 31, 2001
Actual to date	—%	.01%	.05%
Projected	—	.54	.51

Total	—%	.55%	.56%

December 31, 2000
Actual to date	—%	—%	.01%
Projected	—	—	.55

Total	—%	—%	.56%

        The following table reflects key economic assumptions at December 31, 2002 and 2001, and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions (dollars in millions):

	Student loans
	2002	2001
Fair value of Residual Interest (millions)	$2,069	$1,844
Weighted-average life (in years)	4.0	4.1
Prepayment speed assumptions
Impact on fair value of 10% adverse change	$(39.1)	$(19.9)
Impact on fair value of 20% adverse change	(76.3)	(39.6)
Expected default rate
Impact on fair value of 10% adverse change	(13.7)	(14.2)
Impact on fair value of 20% adverse change	(27.5)	(28.4)
Residual cash flows discount rate
Impact on fair value of 10% adverse change	(46.7)	(42.0)
Impact on fair value of 20% adverse change	(90.8)	(81.9)
Difference between Treasury bill and LIBOR swap spread*
Impact on fair value of 10% adverse change	(32.9)	(37.2)
Impact on fair value of 20% adverse change	(65.0)	(74.6)

*
Changes impact only LIBOR indexed securitized notes and certificates only.

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

        At December 31, 2002 and 2001, securitized student loans outstanding totaled $35.1 billion and $30.7 billion, respectively. At December 31, 2002 and 2001, SLMA held in its investment portfolio $1.1 billion and $1.6 billion, respectively, of asset-backed securities issued by its securitization trusts. SLMA purchased these securities in the secondary market.

        In January 2003, the structure of a securitization of Consolidation Loans did not qualify as a QSPE and was considered a VIE and accounted for on-balance sheet.

9.  Derivative Financial Instruments

Risk Management Strategy

        SLMA maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate volatility. SLMA's goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation. SLMA views this strategy as a prudent management of interest rate sensitivity. Management believes certain derivative transactions, primarily Floor Income Contracts and certain basis swaps and Eurodollar futures contracts, are economically effective; however, those transactions may not qualify for hedge accounting under SFAS No. 133 (as discussed below) and thus may adversely impact earnings.

        By using derivative instruments, SLMA is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes SLMA. When the fair value of a derivative contract is negative, SLMA owes the counterparty and, therefore, it has no credit risk. SLMA minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by SLMA's credit committee. SLMA also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements may be required as well. When SLMA has more than one outstanding derivative transaction with a counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e. a legal right of an offset of receivable and payable derivative contracts), the "net" mark-to-market exposure represents the netting of the positive and negative exposures with the same counterparty. When there is a net negative exposure, SLMA considers its exposure to the counterparty to be zero. SLMA's policy is to use agreements containing netting provisions with all counterparties. At December 31, 2002 and 2001, such net positive exposure was $33 million and $15 million, respectively.

9.  Derivative Financial Instruments (Continued)

        Market risk is the adverse effect that a change in interest rates, or implied volatility rates, has on the value of a financial instrument. SLMA manages the market risk associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

SFAS No. 133

        Derivative instruments that are used as part of SLMA's interest rate risk management strategy include interest rate swaps, interest rate futures contracts, and interest rate floor and cap contracts with indices that relate to the pricing of specific balance sheet assets and liabilities. On January 1, 2001, SLMA adopted SFAS No. 133 which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. As more fully described below, if certain criteria are met, derivative instruments are classified and accounted for by SLMA as either fair value or cash flow hedges. If these criteria are not met, the derivative financial instruments are accounted for as trading.

Fair Value Hedges

        Fair value hedges are generally used by SLMA to hedge the exposure to changes in fair value of a recognized fixed rate asset or liability. SLMA enters into interest rate swaps to convert fixed rate assets into variable rate assets and fixed rate debt into variable rate debt. For hedges of fixed rate debt, SLMA considers all components of the derivative's gain and/or loss when assessing hedge effectiveness. For hedges of fixed rate assets, SLMA considers only the changes due to interest rate movements when assessing effectiveness.

Cash Flow Hedges

        Cash flow hedges are generally used by SLMA to hedge the exposure of variability in cash flows of a forecasted debt issuance. This strategy is used primarily to minimize the exposure to volatility from future interest rate changes. Gains and losses on the effective portion of a qualifying hedge are accumulated in other comprehensive income and reclassified to current period earnings over the period when the stated hedged transactions impact earnings (in which case gains and losses are amortized over the life of the transaction) or are deemed unlikely to occur (in which case gains and losses are taken immediately). Ineffectiveness is recorded immediately to earnings. In assessing hedge effectiveness, all components of each derivative's gains or losses are included in the assessment.

Trading Activities

        When instruments do not qualify as hedges under SFAS No. 133, they are accounted for as trading. SLMA purchases interest rate caps and futures contracts and sells interest rate floors, caps, and futures contracts to lock in reset rates on floating rate debt and interest rate swaps, and to partially offset the Embedded Floor Income options in student loan assets. These relationships do not satisfy hedging qualifications under SFAS No. 133, but are considered economic hedges for risk management purposes. SLMA uses this strategy to minimize its exposure to floating rate volatility.

        SLMA also uses basis swaps to "lock-in" a desired spread between SLMA's interest-earning assets and interest-bearing liabilities. These swaps usually possess a term of one to seven years with a pay rate indexed to Treasury bill, commercial paper, 52-week Treasury bill, or constant maturity Treasury rates.

The specific terms and notional amounts of the swaps are determined based on management's review of its asset/liability structure, its assessment of future interest rate relationships, and on other factors such as short-term strategic initiatives. In addition, interest rate swaps and futures contracts which do not qualify as fair value or cash flow hedges are accounted for as trading.

        SLMA also uses various purchased option-based products for overall asset/liability management purposes, including options on interest rate swaps, Floor Income Contracts, and cap contracts. These purchased products are not linked to specific assets and liabilities on the balance sheet and, therefore, do not qualify for hedge accounting treatment.

Summary of Derivative Financial Statement Impact

        The following tables summarize the fair and notional value of all derivative instruments and their impact on other comprehensive income and earnings.

	December 31,
	Cash Flow		Fair Value		Trading
(Dollars in millions)
	2002	2001	2002	2001	2002	2001
Fair Values (dollars in millions)
Interest rate swaps	$—	$—	$30	$(18)	$(147)	$(128)
Floor/Cap contracts	—	—	—	—	(1,082)	(745)
Futures	(6)	(40)	—	—	(34)	(61)
(Dollars in billions)
Notional Values (dollars in billions)
Interest rate swaps	$—	$—	$15.6	$8.1	$48.1	$48.3
Floor/Cap contracts	—	—	—	—	19.5	20.7
Futures	1.0	25.0	—	—	16.9	36.0
	Years ended December 31,
	Cash Flow		Fair Value			Trading
(Dollars in millions)
	2002	2001	2002		2001	2002	2001
Changes to other comprehensive income, net of tax
Other comprehensive income, net	$31	$(52)	$—		$—	$1[6]	$2[6]

Earnings Summary
Recognition of closed futures contracts' gains/losses into interest expense[1]	$(13)	$(13)	$—		$—	$—	$—
Recognition of closed futures contracts' gains/losses into gains/losses on sales of securities, net[2]	(39)	(73)	—		—	(199)	(92)
Amortization of transition adjustment[3]	—	—	—		—	(1)	(3)
Mark-to-market earnings[4]	(1)[5]	1 [5]	2	[5]	(7)[5]	(124)	(446)

Total earnings impact	$(53)	$(85)	$2		$(7)	$(324)	$(541)

1
For hedges where the stated transaction occurs.

2
For discontinued hedges and closed futures contracts accounted for as "trading."

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

        The following table shows the components of the change in accumulated other comprehensive income, net of tax, for derivatives.

	Years ended December 31,
(Dollars in millions)
	2002	2001
Accumulated Other Comprehensive Income, Net
Balance at beginning of period	$(50)	$—
Change in unrealized gains (losses) on derivatives, net:
Transition adjustment	—	(39)
Additions due to changes in fair value of cash flow hedges	(3)	(68)
Hedge ineffectiveness reclassed to earnings	1	(1)
Amortizations[1]	6	10
Discontinued hedges	28	48

Total change in unrealized gains (losses) on derivatives, net	32	(50)

Balance at end of period	$(18)	$(50)

1
The Company expects to amortize $6 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to futures contracts closed as of December 31, 2002. In addition, the Company expects to amortize into earnings portions of the accumulated deferred net losses related to open futures contracts during the next 12 months based on the anticipated issuance of debt.

        The table below reconciles the mark-to-market earnings to the change in fair values for the years ended December 31, 2002 and 2001.

	Years ended December 31,
	Cash Flow			Fair Value		Trading
(Dollars in millions)
	2002	2001		2002	2001	2002	2001
Change in value of hedged item	$—	$—		$15	$(32)	$—	$—
Change in value of derivatives	(1)[1]	1	[1]	(13)	25	(267)	(699)
Premiums received from caps/floors	—	—		—	—	143	300
Extinguishment of Floor Income Contracts	—	—		—	—	—	(47)

Total mark-to-market earnings	$(1)	$1		$2	$(7)	$(124)	$(446)

1
Amounts represent the ineffectiveness of cash flow hedges reclassed from other comprehensive income to pre-tax earnings.

Derivative Instruments

Interest Rate Swaps

        SLMA enters into three general types of interest rate swaps under which it pays the following: 1) a floating rate in exchange for a fixed rate (standard swaps); 2) a fixed rate in exchange for a floating rate (reverse swaps); and 3) a floating rate in exchange for another floating rate, based upon different market indices (basis/reverse basis swaps). At December 31, 2002, SLMA had outstanding $14.6 billion, $1.3 billion and $41.5 billion of notional principal amount of standard swaps, reverse swaps and basis/reverse basis swaps, respectively.

        In addition, at December 31, 2002, SLMA had entered into $300 million of forward interest rate swaps which were priced in July of 2002 but are not effective until 2003. The fair values of these swaps are recorded on the consolidated balance sheets at December 31, 2002.

        At December 31, 2002, SLMA had interest rate swaps with put features totaling $4.9 billion. As of December 31, 2002, stated maturities of interest rate swaps and maturities, if accelerated to the put dates, are shown in the following table (dollars in millions). The maturities of interest rate swaps generally coincide with the maturities of the associated assets or borrowings.

	December 31, 2002
Year of Maturity/Put	Stated Maturity	Maturity to Put Date
2003	$17,333	$21,233
2004	15,070	11,920
2005	5,183	4,433
2006	10,855	10,855
2007-2008	8,941	8,941

	$57,382	$57,382

Futures Contracts

        SLMA enters into financial futures contracts to hedge the risk of future interest rate changes. The contracts provide a better matching of interest rate reset dates on debt with SLMA's assets. They are also used as anticipatory hedges of debt to be issued to fund SLMA's assets.

Floor Income Contracts

        SLMA enters into Floor Income Contracts with third parties, under which SLMA receives an upfront payment and agrees to pay the difference between a fixed rate, which is based on the minimum borrower interest rate less the applicable SAP rate ("the Strike Rate") and the average of 91-day Treasury bill or commercial paper rates over the period of the contract. If the Strike Rate is less than the average Treasury bill or commercial paper rate, then no payment is required. Forward starting Floor Income Contracts are contracts that pay the Floor Income over some future period. The upfront payment on these contracts is due upon commencement of the Floor Income period.

        During 2002, 2001, and 2000, SLMA entered into Floor Income Contracts with notional principal balances of $4.4 billion, $20.5 billion and $10.0 billion, respectively, in exchange for upfront payments of $142 million, $293 million and $122 million, respectively. In 2002, the Company also entered into forward starting Floor Income Contracts commencing in October 2004, with notional values of $7.2 billion and an upfront payment due of $208 million. For the year ended December 31, 2000, the amortization of the upfront payments on Floor Income Contracts increased student loan income by

$24 million. For the years ended December 31, 2002, 2001, and 2000, payments by SLMA to Floor Income Contract counterparties under the contracts totaled $528 million, $243 million and $1 million, respectively.

Derivative Financial Instruments Hedging Related Parties

        SLMA has economically effective hedges of certain SLM Corporation financial instruments that are considered trading positions for SLMA on a stand-alone basis. As of December 31, 2002 and 2001, SLMA had $6.0 billion and $500 million in such trading positions outstanding, respectively. No such positions were outstanding as of December 31, 2000. Trading results for these positions were immaterial to SLMA's financial statements for the years ended December 31, 2002, 2001, and 2000.

10.  Fair Values of Financial Instruments

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires estimation of the fair values of financial instruments. The following is a summary of the assumptions and methods used to estimate those values.

Student Loans

        Fair value was determined by analyzing amounts that SLMA has paid recently to acquire similar loans in the secondary market, augmented by an analysis of the Floor value element.

Academic Facilities Financings and Other Loans

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

Derivative Financial Instruments

        The fair values of derivative financial instruments was determined through standard bond pricing formulas using current market interest rates and credit spreads.

        The following table summarizes the fair values of SLMA's financial assets and liabilities, including derivative financial instruments (dollars in millions):

	December 31, 2002			December 31, 2001
	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Student loans	$39,066	$36,819	$2,247	$40,586	$39,427	$1,159
Academic facilities financings and other loans	951	896	55	1,794	1,768	26
Cash and investments	4,195	4,195	—	5,074	5,074	—

Total earning assets	44,212	41,910	2,302	47,454	46,269	1,185

Interest bearing liabilities
Short-term borrowings	24,447	24,405	(42)	30,118	30,059	(59)
Long-term notes	17,128	16,447	(681)	16,070	15,793	(277)

Total interest bearing liabilities	41,575	40,852	(723)	46,188	45,852	(336)

Derivative financial instruments
Floor Income Contracts	(1,081)	(1,081)	—	(739)	(739)	—
Interest rate swaps and options	(117)	(117)	—	(146)	(146)	—
Cap contracts	(1)	(1)	—	(6)	(6)	—
Futures contracts	(40)	(40)	—	(101)	(101)	—

Excess of fair value over carrying value			$1,579			$849

11.  Commitments and Contingencies

        The GSE has committed to purchase student loans during specified periods and to lend funds under warehousing advance commitments, academic facilities financing commitments and letters of credit programs.

        Letters of credit support the issuance of state student loan revenue bonds. They represent unconditional guarantees of the GSE to repay holders of the bonds in the event of a default. In the event that letters of credit are drawn upon, such loans are collateralized by the student loans underlying the bonds. Under the terms of the Privatization Act, any future activity under warehousing advance commitments, academic facilities financing commitments and letter of credit activity by the GSE is limited to commitments which were in place on August 7, 1997.

        Commitments outstanding are summarized below:

	December 31,
	2002	2001
Student loan purchase commitments	$34,587,578	$21,633,098
Warehousing advance commitments	1,105,570	2,627,233
Letters of credit	2,824,133	3,279,047

	$38,517,281	$27,539,378

        The following schedule summarizes expirations of commitments to the earlier of call date or maturity date outstanding at December 31, 2002:

	December 31, 2002
	Student Loan Purchases	Warehousing Advances	Letters of Credit
2003	$3,135,721	$1,105,570	$2,575,003
2004	2,627,088	—	203,611
2005	4,718,466	—	—
2006	424,267	—	—
2007	16,327,421	—	45,519
2008	7,354,615	—	—

Total	$34,587,578	$1,105,570	$2,824,133

        Commitments expiring after the dissolution date of the GSE will be assumed by a non-GSE affiliate of SLM Corporation.

Minimum Statutory Capital Adequacy Ratio

        The Privatization Act effectively requires that the GSE maintain a minimum statutory capital adequacy ratio (the ratio of stockholders' equity to total assets plus 50 percent of the credit equivalent amount of certain off-balance sheet items) of at least 2.25 percent or be subject to certain "safety and soundness" requirements designed to restore such statutory ratio. Management anticipates being able to meet the required capital levels from the GSE's current and retained earnings. While the GSE may not finance the activities of SLM Corporation's non-GSE affiliates, it may, subject to its minimum capital requirements, dividend retained earnings and surplus capital to SLM Corporation, which in turn may contribute such amounts to its non-GSE subsidiaries. The Privatization Act requires management to certify to the Secretary of the Treasury that, after giving effect to the payment of dividends, the statutory capital ratio test would have been met at the time the dividend was declared. At December 31, 2002, the GSE's statutory capital adequacy was 4.83 percent.

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

Contingencies

        From time to time, SLMA may be involved as a party to certain legal proceedings arising in the normal course of its business. While litigation and claims resolution are subject to many uncertainties and cannot be predicted with assurance, it is management's opinion that any resulting losses would not have a material effect on SLMA's consolidated financial statements.

        SLMA and various affiliates are defendants in a lawsuit brought by College Loan Corporation ("CLC") in the United States District Court for the Eastern District of Virginia. The complaint alleges various breach of contract and common law tort claims in connection with CLC's consolidation loan activities as well as various antitrust claims, including a claim that SLMA entered into or attempted to enter into a combination with three credit reporting agencies to boycott CLC by not providing lists of student loan borrowers.

        The Complaint seeks compensatory damages of at least $50,000,000, punitive damages of $350,000 and treble damages under the antitrust claims.

        SLMA believes that the breach of contract and common law tort claims were significantly narrowed by the Court's ruling on December 10, 2002, partially granting SLMA's motion to dismiss. The Court held that claims based on SLMA's interpretation of the single holder rule were barred by the Higher Education Act.

        Management believes that, as a result of the December 2002 order, the scope of the case has been significantly narrowed and is not material with respect to the breach of contract and tort claims. Further, management believes that CLC's antitrust claims lack merit and intends to mount a vigorous defense. The case is scheduled to go to trial on May 5, 2003.

12.  Preferred Stock

        On September 30, 1997, SLMA sold 200 shares of non-voting Series B Cumulative Preferred Stock ("Series B") to a subsidiary of SLM Corporation for $100 million. The GSE redeemed its Series B on December 10, 2001. The dividends on the Series B were cumulative and payable quarterly in arrears at a variable rate that was equal to three month LIBOR plus one percent per annum divided by 1.377. For the years ended December 31, 2001 and 2000, Series B dividends reduced net income by $4.0 million and $5.5 million, respectively.

        The GSE redeemed its Series A Cumulative Preferred Stock ("Series A") on December 10, 2001. Dividends on SLMA's Series A were cumulative and payable quarterly at 4.50 percentage points below the highest yield of certain long-term and short-term U.S. Treasury obligations. The dividend rate for any dividend period was subject to the limitation of not less than 5 percent per annum nor greater than 14 percent per annum. For the years ended December 31, 2001 and 2000, the Series A preferred dividend rate was 5 percent and reduced net income by $10.1 million and $10.7 million, respectively.

13.  Common Stock

        On December 10, 2001, SLMA issued 6 million shares of common stock, par value $0.20, to SLM Corporation in consideration for $300 million, and with the same terms and conditions as current outstanding stock of SLMA.

        On the Reorganization date of August 7, 1997, each outstanding share of SLMA common stock, par value $.20 per share, was converted into one share of common stock, par value $.20 per share, of SLM Corporation. Also, as part of the Reorganization, a wholly owned subsidiary of SLM Corporation ("MergerCo") was merged into SLMA with SLMA as the surviving corporation. The 1,000 outstanding shares of MergerCo were converted into SLMA's common stock, resulting in SLMA becoming a subsidiary of SLM Corporation.

        For the years ended December 31, 2001, and 2000, SLMA paid common dividends to its parent, SLM Corporation, in the amount of $227 million and $343 million, respectively.

        Certain previously reported SLMA common share information has been omitted from this appendix since the Reorganization resulted in SLMA becoming a subsidiary of SLM Corporation.

14.  Income Taxes

        At December 31, 2002 and 2001, the tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
	2002	2001
Deferred tax assets:
Loan origination services	$49,885	$37,693
Student loan reserves	53,824	58,766
In-substance defeasance transactions	27,055	27,124
Accrued expenses not currently deductible	6,629	13,616
Securitization transactions	48,993	132,696
Partnership income	29,024	27,360
Other	21,268	37,750

Total deferred tax assets	236,678	335,005

Deferred tax liabilities:
Leases	25,142	290,181
Unrealized investment (losses)/gains	(23,335)	156,031
Depreciation/amortization	836	(2,803)
Other	279	14,313

Total deferred tax liabilities	2,922	457,722

Net deferred tax assets/(liabilities)	$233,756	$(122,717)

        A valuation allowance has not been established against any of SLMA's remaining deferred tax assets because SLMA has determined that it is more likely than not that all such tax assets will be realized in the future.

        Reconciliations of the statutory U.S. federal income tax rates to SLMA's effective tax rate follow:

	Years ended December 31,
	2002	2001	2000
Statutory rate	35.0%	35.0%	35.0%
Tax exempt interest	(1.1)	(2.7)	(3.0)
State tax, net of federal benefit	.3	1.3	1.1
Credits	(.7)	(2.0)	(1.3)
Other, net	.6	1.8	(.2)

Effective tax rate	34.1%	33.4%	31.6%

        Income tax provision/(benefit) for the years ended December 31, 2002, 2001 and 2000 consists of the following:

	December 31,
	2002	2001	2000
Current provision/(benefit):
Federal	$515,643	$379,379	$216,061
State	5,883	6,021	6,701

Total current provision/(benefit)	521,526	385,400	222,762
Deferred provision/(benefit):
Federal	(107,588)	(234,921)	(33,428)

Total deferred provision/(benefit)	(107,588)	(234,921)	(33,428)

Provision for income tax	$413,938	$150,479	$189,334

15.  Related Parties

        In connection with the transfer of employees from SLMA to SLM Corporation and its non-GSE subsidiaries, SLMA and SLM Corporation and various of its non-GSE subsidiaries entered into Management Services Agreements ("MSAs") whereby all management and administrative support would be provided to SLMA for a monthly fee. Intercompany expenses under the MSAs for the years ended December 31, 2002, 2001, and 2000 totaled $40 million, $54 million and $49 million, respectively. Since SLMA owned most corporate facilities and assets until January 31, 2001, SLMA and SLM Corporation and its non-GSE subsidiaries entered into Facilities Agreements for the use of such assets in performing non-GSE business. Intercompany revenues under the Facilities Agreements for the years ended December 31, 2002, 2001, and 2000 totaled $11 million, $21 million and $40 million, respectively. On January 31, 2001, SLMA transferred most of its facilities to subsidiaries of SLM Corporation in exchange for $150 million in cash.

        On January 1, 1997, SLMA entered into a loan servicing agreement with Sallie Mae Servicing L.P., a wholly-owned subsidiary of SLMA prior to December 31, 1997 and subsequently of SLM Corporation, to service SLMA's portfolio of student loans for three years, expiring on December 31, 1999. This agreement has been automatically extended for additional one-year periods and will continue to be unless terminated by either party. Intercompany expenses under the servicing contract for the years ended December 31, 2002, 2001, and 2000 totaled $185 million, $138 million and $89 million, respectively.

        At December 31, 2002 and 2001, SLMA had net intercompany liabilities of $54 million and $188 million, respectively, due to SLM Corporation and various of its non-GSE subsidiaries, for expenses incurred in the normal course of business. At December 31, 2001, SLMA had a $37 million investment in a non-GSE subsidiary of SLM Corporation which was accounted for using the equity method. During the second quarter of 2002, SLMA transferred this investment for $37 million in cash to SLM Education Loan Corporation, another wholly-owned subsidiary of SLM Corporation.

        SLMA has economically effective hedges of certain SLM Corporation financial instruments that are considered trading positions for SLMA on a stand-alone basis. As of December 31, 2002 and 2001, SLMA had $6.0 billion and $500 million in such trading positions outstanding, respectively. No such positions were outstanding as of December 31, 2000. Trading results for these positions were immaterial to SLMA's financial statements for the years ended December 31, 2002, 2001, and 2000.

        SLMA purchases insurance for its private credit student loan portfolio from HICA. SLMA pays HICA insurance premiums in return for HICA's guarantee of payment of principal and interest on private credit student loans. In connection with this arrangement, HICA invests its insurance reserves related to the GSE's HICA insured loans in a Master Promissory Note of the GSE to HICA. At December 31, 2002 and 2001, the GSE owed HICA $69 million under this note, which is included in the net intercompany liabilities discussed above.

        In connection with the Wind-Down of the GSE, SLM Corporation must either securitize, sell or defease the GSE's assets by the Wind-Down date and retire or defease the GSE's debt obligations. The following table summarizes the GSE's asset sales and transfers for the years ended December 31, 2002 and 2001:

	Years ended December 31,
(Dollars in millions)
	2002	2001
FFELP student loan securitizations[1]	$13,265	$6,159
Private credit student loan sales[1]	3,443	—
Transfer of leveraged leases, net	22	—

1
Includes accrued interest receivable.

        The private credit student loans were sold by the GSE to a subsidiary of SLM Corporation at fair market value and the GSE recognized gains on these sales of $165 million.

16.  Quarterly Financial Information (unaudited)

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$264,736	$277,995	$232,303	$214,746
Less: provision for losses	18,036	24,988	29,147	19,396

Net interest income after provision for losses	246,700	253,007	203,156	195,350
Derivative market value adjustment	288,351	(176,954)	(367,159)	133,007
Other income	115,887	140,912	88,321	348,307
Operating expenses	54,080	46,538	77,293	75,267
Income taxes	208,714	57,698	(60,647)	208,173

Net income attributable to common stock	$388,144	$112,729	$(92,328)	$393,224

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$175,613	$218,417	$194,018	$262,258
Less: provision for losses	6,758	7,313	14,277	21,843

Net interest income after provision for losses	168,855	211,104	179,741	240,415
Derivative market value adjustment	(168,164)	116,884	(552,832)	151,687
Other income	88,207	133,374	90,147	53,503
Operating expenses	72,982	59,507	72,060	57,400
Income taxes	5,073	140,214	(125,505)	130,697

Net income	10,843	261,641	(229,499)	257,508
Preferred stock dividends	3,958	3,799	3,701	2,616

Net income attributable to common stock	$6,885	$257,842	$(233,200)	$254,892

	2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$158,306	$156,317	$155,363	$153,060
Less: provision for losses	5,848	4,860	5,522	8,976

Net interest income after provision for losses	152,458	151,457	149,841	144,084
Other income	125,634	65,331	70,096	22,142
Operating expenses	61,918	61,785	78,396	79,596
Income taxes	69,128	47,162	45,761	27,283

Net income	147,046	107,841	95,780	59,347
Preferred stock dividends	3,974	4,035	4,103	4,106

Net income attributable to common stock	$143,072	$103,806	$91,677	$55,241

APPENDIX B

FEDERAL FAMILY EDUCATION LOAN PROGRAM

General

        The Federal Family Education Loan Program, known as FFELP, under Title IV of the Higher Education Act, provides for loans to students who are enrolled in eligible institutions, or to parents of dependent students, to finance their educational costs. As further described below, payment of principal and interest on the student loans is guaranteed by a state or not-for-profit guarantee agency against:

  •
  default of the borrower;

  •
  the death, bankruptcy or permanent, total disability of the borrower;

  •
  closing of the borrower's school prior to the end of the academic period;

  •
  false certification by the borrower's school of his eligibility for the loan; and

  •
  an unpaid school refund.

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

  •
  Subsidized Stafford Loans to students who demonstrate requisite financial need;

  •
  Unsubsidized Stafford Loans to students who either do not demonstrate financial need or require additional loans to supplement their Subsidized Stafford Loans;

  •
  Parent Loans for Undergraduate Students, known as "PLUS Loans," to parents of dependent students whose estimated costs of attending school exceed other available financial aid; and

  •
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

        The 1998 reauthorization and P.L. 107-139 set the borrower interest rates on FFELP and Federal Direct Consolidation Loans for borrowers whose applications are received before July 1, 2003 at a fixed rate equal to the lesser of the weighted average of the interest rates of the loans consolidated, adjusted up to the nearest one-eighth of one percent, and 8.25 percent. The 1998 legislation, as modified by the 1999 and 2002 acts, sets the special allowance payment rate for FFELP loans at the three-month commercial paper rate plus 2.64% for loans disbursed on or after January 1, 2000. Lenders of FFELP Consolidation Loans pay a rebate fee of 1.05% per annum to the U.S. Department of Education. All other guaranty fees may be passed on to the borrower.

Eligible Lenders, Students and Educational Institutions

        Lenders eligible to make loans under the FFELP generally include banks, savings and loan associations, credit unions, pension funds and, under some conditions, schools and guarantors. A student loan may be made to, or on behalf of, a "qualified student." A "qualified student" is an individual who

  •
  is a United States citizen, national or permanent resident;

  •
  has been accepted for enrollment or is enrolled and maintaining satisfactory academic progress at a participating educational institution; and

  •
  is carrying at least one-half of the normal full-time academic workload for the course of study the student is pursuing.

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

Financial Need Analysis

        Subject to program limits and conditions, student loans generally are made in amounts sufficient to cover the student's estimated costs of attending school, including tuition and fees, books, supplies, room and board, transportation and miscellaneous personal expenses as determined by the institution. Each Stafford Loan applicant (and parents in the case of a dependent child) must undergo a financial need analysis. This requires the applicant (and parents in the case of a dependent child) to submit financial data to a federal processor. The federal processor evaluates the parents' and student's financial condition under federal guidelines and calculates the amount that the student and the family are expected to contribute towards the student's cost of education. After receiving information on the family contribution, the institution then subtracts the family contribution from the student's estimated costs of attending to determine the student's need for financial aid. Some of this need may be met by grants, scholarships, institutional loans and work assistance. A student's "unmet need" is further reduced by the amount of Stafford Loans for which the borrower is eligible.

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

  (4)
  dividing the resultant percentage by 4.

        If the result is negative, the special allowance payment is zero.

Date of First Disbursement	Special Allowance Margin
Before 10/17/86	3.50%
From 10/17/86 through 09/30/92	3.25%
From 10/01/92 through 06/30/95	3.10%
From 07/01/95 through 06/30/98	2.50% for Stafford Loans that are in In-School, Grace or Deferment 3.10% for Stafford Loans that are in Repayment and all other loans
From 07/01/98 through 12/31/99	2.20% for Stafford Loans that are in In-School, Grace or Deferment 2.80% for Stafford Loans that are in Repayment 3.10% for PLUS, SLS and Consolidation loans

        For student loans disbursed after January 1, 2000, the special allowance percentage is computed by:

  (1)
  determining the average of the bond equivalent rates of 3-month commercial paper (financial) rates quoted for that quarter;

  (2)
  subtracting the applicable borrower interest rate;

  (3)
  adding the applicable special allowance margin described in the table below; and

  (4)
  dividing the resultant percentage by 4.

        If the result is negative, the special allowance payment is zero.

Date of First Disbursement	Special Allowance Margin
From 01/01/00	1.74% for Stafford Loans that are in In-School, Grace or Deferment 2.34% for Stafford Loans that are in Repayment 2.64% for PLUS and Consolidation loans

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

  •
  federal reinsurance of Stafford Loans made by eligible lenders to qualified students;

  •
  federal interest subsidy payments on Subsidized Stafford Loans paid by the Department of Education to holders of the loans in lieu of the borrowers' making interest payments; and

  •
  special allowance payments representing an additional subsidy paid by the Department to the holders of eligible Stafford Loans.

        We refer to all three types of assistance as "federal assistance".

        Interest.    The borrower's interest rate on a Stafford Loan can be fixed or variable. Variable rates are reset annually each July 1 based on the bond equivalent rate of 91-day Treasury bills auctioned at the final auction held before the preceding June 1. Stafford Loan interest rates are presented below.

Trigger Date	Borrower Rate	Maximum Borrower Rate	Interest Rate Margin
Before 01/01/81	7%	7%	N/A
From 01/01/81 through 09/12/83	9%	9%	N/A
From 09/13/83 through 06/30/88	8%	8%	N/A
From 07/01/88 through 09/30/92	8% for 48 months; thereafter, 91-day Treasury + Interest Rate Margin	8% for 48 months, then 10%	3.25% for loans made before 7/23/92 and for loans made on or before 10/1/92 to new student borrowers; 3.10% for loans made after 7/23/92 and before 7/1/94 to borrowers with outstanding FFELP loans
From 10/01/92 through 06/30/94	91-day Treasury + Interest Rate Margin	9%	3.10%
From 07/01/94 through 06/30/95	91-day Treasury + Interest Rate Margin	8.25%	3.10%
From 07/01/95 through 06/30/98	91-day Treasury + Interest Rate Margin	8.25%	2.50% (In-School, Grace or Deferment); 3.10% (Repayment)
From 07/01/98 through 06/30/06	91-day Treasury + Interest Rate Margin	8.25%	1.70% (In-School, Grace or Deferment); 2.30% (Repayment)
From 07/01/06	6.8%	6.8%	N/A

        The trigger date for Stafford Loans made before October 1, 1992 is the first day of the enrollment period for which the borrower's first Stafford Loan is made. The trigger date for Stafford Loans made on or after October 1, 1992 is the date of the disbursement of the borrower's Stafford Loan.

        Interest Subsidy Payments.    The Department of Education is responsible for paying interest on Subsidized Stafford Loans:

  •
  while the borrower is a qualified student,

  •
  during the grace period, and

  •
  during prescribed deferral periods.

        The Department of Education makes quarterly interest subsidy payments to the owner of a Subsidized Stafford Loan in an amount equal to the interest that accrues on the unpaid balance of that loan before repayment begins or during any deferral periods. The Higher Education Act provides that the owner of an eligible Subsidized Stafford Loan has a contractual right against the United States to receive interest subsidy and special allowance payments. However, receipt of interest subsidy and special allowance payments is conditioned on compliance with the requirements of the Higher Education Act.

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

			Independent Students
Borrower's Academic Level Base Amount Subsidized and Unsubsidized On or After 10/1/93	Subsidized On or After 1/1/87	All Students Subsidized and Unsubsidized On or After 10/1/93	Additional Unsubsidized Only On or After 7/1/94	Maximum Annual Total Amount
Undergraduate (per year):
1st year	$2,625	$2,625	$4,000	$6,625
2nd year	$2,625	$3,500	$4,000	$7,500
3rd year and above	$4,000	$5,500	$5,000	$10,000
Graduate (per year)	$7,500	$8,500	$10,000	$18,500
Aggregate Limit:
Undergraduate	$17,250	$23,000	$23,000	$46,000
Graduate (including undergraduate)	$54,750	$65,500	$73,000	$138,500

        For the purposes of the table above:

  •
  The loan limits include both FFELP and FDLP loans.

  •
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

  •
  Students attending certain medical schools are eligible for higher annual and aggregate loan limits.

  •
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

        For borrowers whose first loans are disbursed on or after July 1, 1993, repayment of principal may be deferred while the borrower returns to school at least half-time. Additional deferrals are available, subject to a maximum deferment of 3 years, when the borrower is:

  •
  enrolled in an approved graduate fellowship program or rehabilitation program; or

  •
  seeking, but unable to find, full-time employment; or

  •
  having an economic hardship, as defined in the Act.

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

Trigger Date	Borrower Rate	Maximum Borrower Rate	Interest Rate Margin
Before 10/01/81	9%	9%	N/A
From 10/01/81 through 10/30/82	14%	14%	N/A
From 11/01/82 through 06/30/87	12%	12%	N/A
From 07/01/87 through 09/30/92	1-year Index + Interest Rate Margin	12%	3.25%
From 10/01/92 through 06/30/94	1-year Index + Interest Rate Margin	PLUS 10%, SLS 11%	3.10%
From 07/01/94 through 06/30/98	1-year Index + Interest Rate Margin	9%	3.10%
From 6/30/98 through 06/30/06	91-day Treasury + Interest Rate Margin	9%	3.10%
From 07/01/06	7.9%	7.9%	N/A

        For PLUS and SLS Loans made before October 1, 1992, the trigger date is the first day of the enrollment period for which the loan was made. For PLUS and SLS Loans made on or after October 1, 1992, the trigger date is the date of the disbursement of the loan.

        A holder of a PLUS or SLS Loan is eligible to receive special allowance payments during any quarter if:

  •
  the borrower rate is set at the maximum borrower rate and

  •
  the sum of the average of the bond equivalent rates of 3-month Treasury bills auctioned during that quarter and the applicable interest rate margin exceeds the maximum borrower rate.

        Repayment, Deferments.    Borrowers begin to repay principal of their PLUS and SLS Loans no later than 60 days after the final disbursement. Deferment and forbearance provisions, maximum loan repayment periods and minimum payment amounts for PLUS and SLS Loans are the same as those for Stafford Loans.

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

        Interest on Consolidation Loans accrues and, for applications received before January 1, 1993, is paid without interest subsidy by the Department. For Consolidation Loans for which applications were received between January 1 and August 10, 1993, all interest of the borrower is paid during deferral periods. Consolidation Loans for which applications were received on or after August 10, 1993 are only subsidized if all of the underlying loans being consolidated were Subsidized Stafford Loans. In the case of Consolidation Loans made on or after November 13, 1997, the portion of a Consolidation Loan that is comprised of Subsidized Stafford Loans retains subsidy benefits during deferral periods.

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

        A borrower may consolidate his loans with the FDLP if he has FDLP loans or applies for an income-sensitive repayment plan.

Guarantee Agencies under the FFELP

        Under the FFELP, guarantee agencies guarantee (or insure) loans made by eligible lending institutions. Student loans are guaranteed as to 100% of principal and accrued interest against death or discharge. Guarantee agencies also guarantee lenders against default. For loans that were made before October 1, 1993, lenders are insured for 100% of the principal and unpaid accrued interest. Since October 1, 1993, lenders are insured for 98% of principal and all unpaid accrued interest.

        The Department of Education reinsures guarantors for amounts paid to lenders on loans that are discharged or defaulted. The reimbursement on discharged loans is for 100% of the amount paid to the holder. The reimbursement rate for defaulted loans decreases as a guarantor's default rate increases. The first trigger for a lower reinsurance rate is when the amount of defaulted loan reimbursements exceeds 5% of the amount of all loans guaranteed by the agency in repayment status at the beginning of the federal fiscal year. The second trigger is when the amount of defaults exceeds 9% of the loans in repayment. Guarantee agency reinsurance rates are presented in the table below.

Claims Paid Date	Maximum	5% Trigger	9% Trigger
Before October 1, 1993	100%	90%	80%
October 1, 1993 – September 30, 1998	98%	88%	78%
On or after October 1, 1998	95%	85%	75%

        After the Department reimburses a guarantor for a default claim, the guarantor attempts to collect the loan from the borrower. However, the Department requires that the defaulted guaranteed loans be assigned to it when the guarantor is not successful. A guarantor also refers defaulted guaranteed loans to the Department to "offset" any federal income tax refunds or other federal reimbursement which may be due the borrowers. Some states have similar offset programs.

        To be eligible for federal reinsurance, guaranteed loans must meet the requirements of the Higher Education Act and regulations issued under the Act. Generally, these regulations require that lenders determine whether the applicant is an eligible borrower attending an eligible institution, explain to borrowers their responsibilities under the loan, ensure that the promissory notes evidencing the loan are executed by the borrower; and disburse the loan proceeds as required. After the loan is made, the lender must establish repayment terms with the borrower, properly administer deferrals and forbearances, credit the borrower for payments made, and report the loan's status to credit reporting agencies. If a borrower becomes delinquent in repaying a loan, a lender must perform collection procedures that vary depending upon the length of time a loan is delinquent. The collection procedures consist of telephone calls, demand letters, skiptracing procedures and requesting assistance from the guarantor.

        A lender may submit a default claim to the guarantor after a student loan has been delinquent for at least 270 days. The guarantor must review and pay the claim within 90 days after the lender filed it. The guarantor will pay the lender interest accrued on the loan for up to 450 days after delinquency. The guarantor must file a reimbursement claim with the Department within 45 days after the guarantor paid the lender for the default claim. Following payment of claims, the guarantor endeavors to collect the loan. Guarantors also must meet statutory and regulatory requirements for collecting loans.

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

Rehabilitation of Defaulted Loans

        The Department of Education is authorized to enter into agreements with the guarantor under which the guarantor may sell defaulted loans that are eligible for rehabilitation to an eligible lender. For a loan to be eligible for rehabilitation, the guarantor must have received reasonable and affordable payments for 12 months, then the borrower may request that the loan be rehabilitated. Because monthly payments are usually greater after rehabilitation, not all borrowers opt for rehabilitation. Upon rehabilitation, a borrower is again eligible for all the benefits under the Higher Education Act for which he or she is not eligible as a default, such as new federal aid, and the negative credit record is expunged. No student loan may be rehabilitated more than once.

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

Source	Basis
Insurance Premium	Up to 1% of the principal amount guaranteed, withheld from the proceeds of each loan disbursement.
Loan Processing and Issuance Fee	.65% of the principal amount guaranteed in each fiscal year, paid by the Department of Education.
Account Maintenance Fee	.10% of the original principal amount of loans outstanding, paid by the Department of Education.
Default Aversion Fee	1% of the outstanding amount of loans that were reported delinquent but did not default within 300 days thereafter, paid once per loan by transfers out of the Student Loan Reserve Fund.
Collection Retention	24% of the amount collected on loans on which reinsurance has been paid (18.5% collected for a defaulted loan that is purchased by a lender for rehabilitation or consolidation), withheld from gross receipts.

        Under the Higher Education Act, the Loan Processing and Origination Fee will decline to 0.40% and the Collection Retention will decline to 23% beginning October 1, 2003.

        The Act requires guaranty agencies to establish two funds: a Student Loan Reserve Fund and an Agency Operating Fund. The Student Loan Reserve Fund contains the reinsurance payments received from the Department, Insurance Premiums and the complement of the reinsurance on recoveries. The fund is federal property and its assets may only be used to pay insurance claims and to pay Default Aversion Fees. Recoveries on defaulted loans are deposited into the Agency Operating Fund. The Agency Operating Fund is the guarantor's property and is not subject to as strict limitations on its use.

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

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I.
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security-Holders
PART II.
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
Selected Financial Data 1998-2002 (Dollars in millions, except per share amounts)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Years ended December 31, 2000-2002 (Dollars in millions, except per share amounts)
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III.
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV.
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CONSOLIDATED FINANCIAL STATEMENTS INDEX
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT ACCOUNTANTS
SLM CORPORATION CONSOLIDATED BALANCE SHEETS (Dollars and shares in thousands, except per share amounts)
SLM CORPORATION CONSOLIDATED STATEMENTS OF INCOME (Dollars and shares in thousands, except per share amounts)
SLM CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except share and per share amounts)
SLM CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
SLM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts)
APPENDIX A
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED BALANCE SHEETS (Dollars and shares in thousands, except per share amounts)
STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share and per share amounts)
STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except share and per share amounts)
STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
STUDENT LOAN MARKETING ASSOCIATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts)
APPENDIX B