Form 10-Q
period 2003-03-31
SLM CORP
filed 2003-05-13
CIK 1032033

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003 or
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒        No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2003
Common Stock, $.20 par value	150,738,883 shares

GLOSSARY

        Listed below are definitions of key terms that are used throughout this document.

Consolidation Loans—Under the Federal Family Education Loan Program ("FFELP"), borrowers with eligible student loans may consolidate them into one note with one lender and lock in the current variable interest rate for the life of their loan. The new note is considered a Consolidation Loan. Typically a borrower can consolidate their student loan only once unless the borrower has another eligible loan with which to consolidate with the existing Consolidation Loan. The borrower rate on a Consolidation Loan is fixed for the term of the loan and is set by the weighted-average rate of the loans being consolidated, rounded up to the nearest 1/8th of a percent, not to exceed 8.25 percent.

Consolidation Loan Rebate Fee—All holders of Consolidation Loans are required to pay to the U.S. Department of Education ("DOE") an annual 105 basis point Consolidation Loan Rebate Fee on all outstanding principal and accrued interest balances of Consolidation Loans purchased or originated after October 1, 1993, except for loans for which consolidation applications were received between October 1, 1998 and January 31, 1999, when the Consolidation Loan Rebate Fee was 62 basis points.

Embedded Floor Income—Embedded Floor Income is Floor Income that is earned on off-balance sheet student loans that are owned by the securitization trusts that we sponsor. At the time of the securitization, the present value of Fixed Rate Embedded Floor Income is included in the initial calculation of the Residual Interest and the gain or loss on sale of the student loans. Embedded Floor Income is also included in the quarterly fair value adjustments of the Residual Interest.

Fixed Rate Floor Income—We refer to Floor Income associated with student loans whose borrower rate is fixed to term (primarily Consolidation Loans) as Fixed Rate Floor Income.

Floor Income—Our portfolio of FFELP student loans generally earns interest at the higher of a floating rate based on the Special Allowance Payment ("SAP") formula set by the DOE and the borrower rate, which is fixed over a period of time. We generally finance our student loan portfolio with floating rate debt over all interest rate levels. In low interest rate environments, when our student loans are earning at the fixed borrower rate and the interest on our floating rate debt is continuing to decline, we earn additional spread income and refer to it as Floor Income. Depending on the type of the student loan and when it was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. As a result, for loans where the borrower rate is fixed to term, we may earn Floor Income for an extended period of time, and for those loans where the borrower interest rate is reset annually on July 1, we may earn Floor Income to the next reset date.

Floor Income Contracts—We enter into contracts with counterparties under which, in exchange for an upfront fee representing the present value of the Floor Income that we expect to earn on a notional amount of student loans being hedged, we will pay the counterparties the Floor Income earned on that notional amount of student loans over the life of the Floor Contract. Specifically, we agree to pay the counterparty the difference between the fixed borrower rate less the SAP spread and the average of the applicable interest rate index on that notional amount of student loans for a portion of the estimated life of the student loan. This contract effectively locks in the amount of Floor Income we will earn over the period of the contract. Floor Income Contracts are not considered effective hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and we must periodically record the change in fair value of these contracts through income.

GSE—The Student Loan Marketing Association is a federally chartered government sponsored enterprise ("GSE") and wholly-owned subsidiary of SLM Corporation. Under the Student Loan Marketing Association Reorganization Act of 1996, the GSE must dissolve by September 30, 2008. Management expects to effect the dissolution by September 30, 2006 (the "Wind-Down Period" or "Wind-Down" is the period during which we effect the dissolution).

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

Preferred Channel Originations—Preferred Channel Originations are student loans that are originated or serviced on our proprietary platforms or through an affiliated brand, and are committed to us such that we either own them from inception or we acquire them soon after origination.

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

SLM CORPORATION
FORM 10-Q
INDEX
March 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SLM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in thousands, except per share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Federally insured student loans (net of allowance for losses of $58,404 and $49,751, respectively)	$38,340,112	$37,168,276
Private credit student loans (net of allowance for losses of $174,177 and $180,933, respectively)	4,941,225	5,171,399
Academic facilities financings and other loans	1,139,617	1,202,045
Investments
Trading	174	175
Available-for-sale	3,470,259	3,537,117
Held-to-maturity	17,717	18,651
Other	693,359	675,558

Total investments	4,181,509	4,231,501
Cash and cash equivalents	658,142	758,302
Retained Interest in securitized receivables	2,481,318	2,145,523
Goodwill and acquired intangible assets	579,365	586,127
Other assets	2,012,488	1,911,832

Total assets	$54,333,776	$53,175,005

Liabilities
Short-term borrowings	$23,825,598	$25,618,955
Long-term notes	25,240,729	22,242,115
Other liabilities	3,023,193	3,315,985

Total liabilities	52,089,520	51,177,055

Commitments and contingencies
Stockholders' equity
Preferred stock, Series A, par value $.20 per share, 20,000 shares authorized: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share	165,000	165,000
Common stock, par value $.20 per share, 375,000 shares authorized: 210,094 and 208,184 shares issued, respectively	42,019	41,637
Additional paid-in capital	1,316,511	1,185,847
Accumulated other comprehensive income (net of tax of $321,296 and $319,178, respectively)	596,693	592,760
Retained earnings	3,094,050	2,718,226

Stockholders' equity before treasury stock	5,214,273	4,703,470
Common stock held in treasury at cost: 58,560 and 55,604 shares, respectively	2,970,017	2,705,520

Total stockholders' equity	2,244,256	1,997,950

Total liabilities and stockholders' equity	$54,333,776	$53,175,005

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands, except per share amounts)

	Three months ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)
Interest income:
Student loans	$436,250	$534,251
Academic facilities financings and other loans	20,206	26,316
Investments	28,261	37,410

Total interest income	484,717	597,977
Interest expense:
Short-term debt	94,857	177,049
Long-term debt	149,232	139,551

Total interest expense	244,089	316,600

Net interest income	240,628	281,377
Less: provision for losses	42,545	20,237

Net interest income after provision for losses	198,083	261,140

Other income:
Gains on student loan securitizations	305,803	44,260
Servicing and securitization revenue	137,479	194,682
Losses on sales of securities, net	(81,560)	(89,107)
Derivative market value adjustment	114,366	288,351
Guarantor servicing and debt management fees	99,805	78,372
Other	48,630	43,614

Total other income	624,523	560,172

Operating expenses:
Salaries and benefits	95,819	94,103
Other	83,546	72,698

Total operating expenses	179,365	166,801

Income before income taxes	643,241	654,511
Income taxes	226,692	232,167

Net income	416,549	422,344
Preferred stock dividends	2,875	2,875

Net income attributable to common stock	$413,674	$419,469

Basic earnings per common share	$2.72	$2.70

Average common shares outstanding	152,194	155,629

Diluted earnings per common share	$2.64	$2.63

Average common and common equivalent shares outstanding	156,565	159,683

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share and per share amounts)

(Unaudited)

		Common Stock Shares						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock Shares				Preferred Stock	Common Stock	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total Stockholders' Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2001	3,300,000	202,736,386	(47,240,838)	155,495,548	$165,000	$40,547	$805,804	$670,199	$2,068,490	$(2,077,578)	$1,672,462
Comprehensive income:
Net income									422,344		422,344
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(138,380)			(138,380)
Change in unrealized gains (losses) on derivatives, net of tax								28,329			28,329

Comprehensive income											312,293
Cash dividends:
Common stock ($.20 per share)									(31,248)		(31,248)
Preferred stock ($.87 per share)									(2,875)		(2,875)
Issuance of common shares		1,620,637	229,602	1,850,239		324	89,392			19,301	109,017
Tax benefit related to employee stock option and purchase plans							20,870				20,870
Premiums on equity forward contracts							(11,120)				(11,120)
Repurchase of common shares:
Equity forward repurchases			(1,500,000)	(1,500,000)						(69,416)	(69,416)
Benefit plans			(511,011)	(511,011)						(45,897)	(45,897)

Balance at March 31, 2002	3,300,000	204,357,023	(49,022,247)	155,334,776	$165,000	$40,871	$904,946	$560,148	$2,456,711	$(2,173,590)	$1,954,086

Balance at December 31, 2002	3,300,000	208,183,836	(55,604,240)	152,579,596	$165,000	$41,637	$1,185,847	$592,760	$2,718,226	$(2,705,520)	$1,997,950
Comprehensive income:
Net income									416,549		416,549
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								1,774			1,774
Change in unrealized gains (losses) on derivatives, net of tax								3,087			3,087
Minimum pension liability adjustment								(928)			(928)

Comprehensive income											420,482
Cash dividends:
Common stock ($.25 per share)									(37,850)		(37,850)
Preferred stock ($.87 per share)									(2,875)		(2,875)
Issuance of common shares		1,910,548	25,758	1,936,306		382	133,640			2,725	136,747
Tax benefit related to employee stock option and purchase plans							3,389				3,389
Premiums on equity forward contracts							(6,365)				(6,365)
Repurchase of common shares:
Open market repurchases			(1,138,430)	(1,138,430)						(122,786)	(122,786)
Equity forward repurchases			(1,520,000)	(1,520,000)						(109,987)	(109,987)
Benefit plans			(322,926)	(322,926)						(34,449)	(34,449)

Balance at March 31, 2003	3,300,000	210,094,384	(58,559,838)	151,534,546	$165,000	$42,019	$1,316,511	$596,693	$3,094,050	$(2,970,017)	$2,244,256

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three months ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)
Operating activities
Net income	$416,549	$422,344
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on student loan securitizations	(305,803)	(44,260)
Losses on sales of securities, net	81,560	89,107
Derivative market value adjustment	(114,366)	(288,351)
Provision for losses	42,545	20,237
Decrease (increase) in accrued interest receivable	76,278	(62,417)
Increase in accrued interest payable	36,206	10,993
Decrease (increase) in Retained Interest in securitized receivables, net	76,526	(19,576)
(Increase) in other assets, goodwill and acquired intangible assets	(301,773)	(22,030)
Increase (decrease) in other liabilities	47,359	(208,748)

Total adjustments	(361,468)	(525,045)

Net cash provided by (used in) operating activities	55,081	(102,701)

Investing activities
Student loans acquired	(5,179,019)	(4,326,164)
Loans acquired through trust consolidation	(1,332,504)	(589,636)
Reduction of student loans:
Installment payments	1,080,080	1,185,311
Claims and resales	174,641	182,201
Proceeds from securitization of student loans	4,237,815	3,585,713
Proceeds from sales of student loans	—	29,065
Academic facilities financings and other loans made	(99,687)	(272,879)
Academic facilities financings and other loans repayments	158,887	363,314
Purchases of available-for-sale securities	(13,737,419)	(8,034,884)
Proceeds from sales and maturities of available-for-sale securities	13,802,047	8,137,146
Purchases of held-to-maturity and other securities	(109,792)	(93,034)
Proceeds from maturities of held-to-maturity securities and sales and maturities of other securities	92,925	89,172
Purchase of subsidiaries, net of cash acquired	—	(46,392)

Net cash (used in) provided by investing activities	(912,026)	208,933

Financing activities
Short-term borrowings issued	173,060,575	118,102,346
Short-term borrowings repaid	(173,771,906)	(114,706,957)
Long-term notes issued	5,181,684	4,642,827
Long-term notes repaid	(5,576,723)	(8,234,241)
Long-term notes issued by Variable Interest Entity	2,037,331	—
Common stock issued	140,136	129,887
Premiums on equity forward contracts	(6,365)	(11,120)
Common stock repurchased	(267,222)	(115,313)
Common dividends paid	(37,850)	(31,248)
Preferred dividends paid	(2,875)	(2,875)

Net cash provided by (used in) financing activities	756,785	(226,694)

Net (decrease) in cash and cash equivalents	(100,160)	(120,462)
Cash and cash equivalents at beginning of period	758,302	715,001

Cash and cash equivalents at end of period	$658,142	$594,539

Cash disbursements made for:
Interest	$281,348	$474,560

Income taxes	$215,764	$231,092

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2003 and for the three months ended

March 31, 2003 and 2002 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

1.    Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited consolidated financial statements of SLM Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results for the year ending December 31, 2003. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 2002 Annual Report on Form 10-K.

2.    New Accounting Pronouncements

Accounting for Guarantees

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 identifies characteristics of certain guarantee contracts and requires that a liability be recognized at fair value at the inception of such guarantees for the obligations undertaken by the guarantor. Additional disclosures also are prescribed for certain guarantee contracts. The initial recognition and initial measurement provisions of FIN No. 45 are effective for these guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for the Company for its first quarter ending March 31, 2003. The implementation of FIN No. 45 did not have a material impact on the Company's financial statements.

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

        On February 1, 2003, the Company adopted FIN No. 46 for VIEs created in which the Company obtains an interest after January 31, 2003. The Company will adopt FIN No. 46 on October 1, 2003 for VIEs in which it holds a variable interest that it acquired before February 1, 2003. Transactions associated with these entities include asset-backed securitizations and certain partnerships that are used for marketing the Company's co-branded student loan products. The Company currently consolidates entities in which it has a controlling financial interest in accordance with GAAP. For those entities deemed to be Qualifying Special Purpose Entities ("QSPEs") as defined in Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of SFAS No. 125," which includes the Company's securitization trusts, the Company does not consolidate those entities. The Company is currently evaluating the impact of the provisions of FIN No. 46 on its consolidated financial statements and is assessing its impact to ensure it is properly integrated into its existing policies, practices and systems. The Company does not believe, at this time, that FIN No. 46 will have a material effect on its consolidated financial statements for transactions completed before February 1, 2003.

3.    Allowance for Student Loan Losses

        The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb probable losses, net of recoveries, inherent in the portfolio of student loans. The Company separately evaluates the adequacy of the provision for losses on its federally insured portfolio of student loans and its private credit student loan portfolio.

        The Company's private credit student loan portfolio has not matured sufficiently to rely on experience factors to predict loan loss patterns. Therefore, the Company relies on a combination of its own historic data, such as recent trends in delinquencies, the credit profile of the borrower and/or co-borrower, loan volume by program, and charge-offs and recoveries. The Company uses this data in internally developed statistical models to estimate the amount of probable net losses that are projected to be incurred.

        In calculating the private credit loss allowance, the Company considers various factors such as co-borrowers, repayment, months of repayments, delinquency status and type of program. Defaults are estimated by cohort (loans grouped by the year in which they entered into repayment status) based on the borrower's credit profile, net of an estimate of collections by cohort for both new and previously defaulted loans. Private credit student loans are charged off against the allowance when they are 212 days delinquent. This policy is periodically reconsidered by management as trends develop. Private credit student loans accrue interest until charged off. Recoveries on loans charged off are recorded directly to the allowance.

        The following table summarizes changes in the allowance for student loan losses for the three months ended March 31, 2003 and 2002:

	Three months ended March 31,
	2003	2002
Balance at beginning of period	$230,684	$251,689
Additions
Provision for student loan losses	42,861	18,976
Recoveries	3,443	1,384
Deductions
Reductions for student loan sales and securitizations	(31,736)	(2,466)
Charge-offs	(19,499)	(13,588)
Other	6,828	7,523

Balance at end of period	$232,581	$263,518

        In addition to the provision for student loan losses are provisions for losses on other Company loans of $1.6 million, offset by the reversal of a servicing reserve of $1.9 million.

        The table below shows the Company's private credit student loan delinquency trends for the three months ended March 31, 2003 and 2002. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	Three months ended
(Dollars in millions)
	March 31, 2003		March 31, 2002
Index
	Balance	%	Balance	%
Loans in-school/grace/deferment[1]	$2,204		$1,834
Loans in forbearance[2]	280		311
Loans in repayment and percentage of each status:
Loans current	2,366	90%	2,468	91%
Loans delinquent 30-59 days[3]	123	5	113	4
Loans delinquent 60-89 days	65	2	48	2
Loans delinquent 90 days or greater	77	3	78	3

Total loans in repayment	2,631	100%	2,707	100%

Total private credit student loans	5,115		4,852
Private credit student loan allowance for losses	(174)		(206)

Private credit student loans, net	$4,941		4,646

Percentage of private credit student loans in repayment	51.43%		55.78%

Delinquencies as a percentage of private credit student loans in repayment	10.06%		8.84%

1
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation. These amounts include loans for borrowers with in-school forbearance that were previously included as loans in forbearance for hardship and other factors. The Company reclassified $68 million and $33 million, respectively, of in-school forbearances at March 31, 2003 and 2002.

2
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing procedures and policies.

3
The period of delinquency is based on the number of days scheduled payments are contractually past due and relate to repayment loans, that is, receivables not charged off, and not in school, grace, deferment or forbearance.

        The following table summarizes changes in the allowance for student loan losses for private credit student loans for the three months ended March 31, 2003 and 2002.

	Three months ended March 31,
(Dollars in millions)
	2003	2002
Balance at beginning of period	$181	$193
Provision for private credit student loan losses	28	13
Other	7	11
Charge-offs	(17)	(12)
Recoveries	2	1

Charge-offs, net of recoveries	(15)	(11)

Balance before sale of loans	201	206
Reduction for sale of student loans	(27)	—

Balance at end of period	$174	$206

Net charge-offs as a percentage of average private credit student loans	1.07%	..97%
Private credit allowance as a percentage of average private credit student loans	3.13%	4.52%
Private credit allowance as a percentage of the ending balance of private credit student loans	3.40%	4.25%
Private credit allowance as a percentage of private credit student loans in repayment	6.62%	7.62%
Average balance of private credit student loans	$5,564	$4,564
Ending balance of private credit student loans	$5,115	$4,852

        The principal and interest of federally insured loans are guaranteed by the federal government, which limits the Company's loss exposure to two percent of the outstanding balance. The Company has established an allowance for this exposure. The Company also maintains a loss allowance for rejected guarantor claims, caused mainly by servicing defects. At March 31, 2003 and 2002, the combined balance in the allowance for losses on federally insured student loans was $58 million and $57 million, respectively.

        The Company defers origination fees and recognizes them over time as a component of interest income. The unamortized balance of deferred origination fee revenue at March 31, 2003 and 2002 was $99 million and $113 million, respectively. At March 31, 2002, the Company reflected the unamortized balance of $113 million as a component of the allowance for student loan losses, which was reclassified to a student loan discount in the second quarter of 2002.

4.    Student Loan Securitization

        When the Company sells receivables in a securitization of student loans, it retains a Residual Interest and, in some cases, a cash reserve account, all of which are Retained Interests in the securitized receivables. At March 31, 2003 and December 31, 2002, the balance of these assets was $2.5 billion and $2.1 billion, respectively. The gain or loss on the sale of the receivables is based upon the carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the Retained Interests based on their relative fair values at the date of transfer. Quoted market prices are generally not available for the Company's Retained Interests so the Company estimates fair value, both initially and on a quarterly basis, based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions—credit losses, prepayment speeds and discount rates commensurate with the risks involved.

	Three months ended March 31,
	2003		2002
	Amount Securitized	Gain %	Amount Securitized	Gain %
FFELP Stafford/PLUS loans	$1,256,038	1.60%	$3,532,914	1.25%
Consolidation Loans	2,005,060	10.86	—	—
Private credit student loans	1,005,180	6.75	—	—

Total securitization sales	4,266,278	7.17%	3,532,914	1.25%

On-balance sheet securitization of Consolidation Loans	2,055,372		—

Total loans securitized	$6,321,650		$3,532,914

        During the first quarter of 2003, the Company completed four securitizations totaling $6.3 billion that continued to accelerate and diversify its asset-backed securitization program. The Company completed one securitization of FFELP Stafford/PLUS loans, one securitization of private credit student loans, and two securitizations of Consolidation Loans. One of the Consolidation Loan securitizations of $2.0 billion did not meet the criteria of being a QSPE and was accounted for on-balance sheet as a VIE. This resulted in the securitized loans remaining on the Company's balance sheet, with certificates sold reflected as debt. During the first quarter of 2002, the Company completed two securitizations, both of which received sale treatment.

        The increase in the first quarter 2003 gains as a percentage of the portfolios securitized versus the first quarter of 2002 was due to significantly higher Embedded Floor Income on Consolidation Loan securitizations and higher gains on private credit student loan securitizations completed in the 2003 first quarter compared with securitizations of only FFELP Stafford/PLUS loans completed in the 2002 first quarter. Gains on Consolidation Loan securitizations are mainly driven by the estimate of Embedded Fixed Rate Floor Income from these loans. Gains on the private credit student loan securitizations are higher than gains on FFELP Stafford/PLUS securitizations because the private credit student loans securitized have wider spreads, longer average lives and are less expensive to service than similar sized FFELP Stafford/PLUS student loans, partially offset by higher projected default losses.

        For each securitization completed in the three months ended March 31, 2003 and 2002, the Company receives annual servicing fees of 0.9 percent per annum of the outstanding balance of Stafford and PLUS student loans, 0.5 percent per annum of the outstanding balance of Consolidation Loans, and 0.7 percent per annum of the outstanding balance of the private credit student loans. The Company considers this adequate compensation, as defined in SFAS No. 140, and accordingly does not record a servicing right or obligation.

        Key economic assumptions used in measuring the fair value of the Retained Interests at the date of securitization resulting from the student loan securitization sale transactions completed during the three months ended March 31, 2003 and 2002 (weighted based on principal amounts securitized) were as follows:

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	FFELP Stafford/PLUS Loans	Consolidation Loans	Private Credit Loans	FFELP Stafford/PLUS Loans	Consolidation Loans	Private Credit Loans
Prepayment speed	9%	7%	6%	7%	—	—
Weighted-average life (in years)	4.67	8.13	6.47	5.14	—	—
Expected credit losses (% of principal securitized)	.53%	.72%	3.92%	.61%	—	—
Residual cash flows discounted at	12%	12%	12%	12%	—	—

        The estimate of the Constant Prepayment Rate ("CPR") affects the average life of the securitized trusts and therefore affects the valuation estimate of the Residual Interest. Prepayments shorten the average life of the trust, and if all other factors remain equal, will reduce the value of the Retained Interest asset and the securitization gain on sale on new securitizations. Student loan prepayments come from three principal sources: actual borrower prepayments, reimbursements of student loan defaults from the guarantor and consolidation of loans from the trust. The Company uses historical statistics on prepayments, borrower defaults, and trends in Consolidation Loans to estimate the amount of prepayments. When a loan is consolidated from the trust either by the Company or a third party, the loan is repurchased from the trust and is treated as a prepayment. In cases where the loan is consolidated by the Company, it will be recorded as an on-balance sheet asset. Due to the historically low interest rate environment, the Company has experienced an increase in Consolidation Loan activity for several quarters. Management believes that this trend will continue for the foreseeable future. As a result, in the second quarter of 2002, the Company increased the estimated CPR from 7 percent to 9 percent per annum for FFELP Stafford/PLUS loan transactions. The change in the CPR assumption reduced the gains on the loan portfolios securitized since the first quarter of 2002.

        The following table summarizes the cash flows received from all securitization trusts entered into during the three months ended March 31, 2003 and 2002.

	Three months ended March 31,
(Dollars in millions)
	2003	2002
Net proceeds from new securitizations	$6,275	$3,556
Servicing fees received	1	—

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2003 and for the three months ended

March 31, 2003 and 2002 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

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

	Net Income Attributable to Common Stock	Average Shares	Earnings per Share
Three months ended March 31, 2003
Basic EPS	$413,674	152,194	$2.72
Dilutive effect of stock options, warrants, equity forwards, deferred compensation, ESPP shares and equity forwards	—	4,371	(.08)

Diluted EPS	$413,674	156,565	$2.64

Three months ended March 31, 2002
Basic EPS	$419,469	155,629	$2.70
Dilutive effect of stock options, warrants, equity forwards, deferred compensation, ESPP shares and equity forwards	—	4,054	(.07)

Diluted EPS	$419,469	159,683	$2.63

6. Stock-Based Compensation

        SLM Corporation accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations which results in no compensation expense for stock options granted under the plans. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table summarizes pro-forma disclosures for the three months ended March 31, 2003 and 2002, as if the Company had accounted for employee and Board of Directors stock options granted subsequent to December 31, 1994 under the fair market value method as set forth in SFAS No. 123, "Accounting for Stock-Based Compensation."

	Three months ended March 31,
	2003	2002
Net income attributable to common stock	$413,674	$419,469
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26,201)	(37,030)

Pro-forma net income attributable to common stock	$387,473	$382,439

Basic earnings per common share	$2.72	$2.70

Pro-forma basic earnings per common share	$2.55	$2.46

Diluted earnings per common share	$2.64	$2.63

Pro-forma diluted earnings per common share	$2.47	$2.39

7. Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

        The following tables summarize the fair and notional values of all derivative instruments at March 31, 2003 and December 31, 2002, and their impact on other comprehensive income and earnings for the three months ended March 31, 2003 and 2002. At March 31, 2003 and December 31, 2002, $361 million and $368 million (amortized cost), respectively, of available-for-sale investment securities were pledged as collateral against these derivative instruments.

	Cash Flow		Fair Value		Trading
	March 31, 2003	December 31, 2002	March 31, 2003	December 31, 2002	March 31, 2003	December 31, 2002
(Dollars in millions)
Fair Values
Interest rate swaps	$—	$—	$19	$84	$(111)	$(155)
Floor/Cap contracts	—	—	—	—	(1,277)	(1,362)
Futures	(68)	(75)	—	—	(45)	(34)
(Dollars in billions)
Notional Values
Interest rate swaps	$—	$—	$13.9	$17.3	$62.6	$54.8
Floor/Cap contracts	—	—	—	—	24.9	26.7
Futures	8.9	10.9	—	—	22.8	17.2

	Three months ended March 31,
	Cash Flow		Fair Value				Trading
	2003	2002	2003		2002		2003	2002
(Dollars in millions)
Changes to other comprehensive income, net of tax
Other comprehensive income, net	$3	$27	$—		$—		$—	$1 [5]

Earnings Summary
Recognition of closed futures contracts' gains/losses into interest expense[1]	$(6)	$(3)	$—		$—		$—	$—
Recognition of closed futures contracts' gains/losses into gains/losses on sales of securities, net[2]	(7)	(35)	—		—		(1)	(53)
Recognition of written floor contract losses into gains/losses on sales of securities, net	—	—	—		—		(69)	—
Amortization of transition adjustment[3]	—	—	—		—		—	(1)
Derivative market value adjustment	1 [4]	—	3	[4]	4	[4]	110	284

Total earnings impact	$(12)	$(38)	$3		$4		$40	$230

1
For hedges where the stated transaction occurs.

2
For discontinued hedges and closed futures contracts accounted for as "trading."

3
Reported as a component of other operating income in the consolidated statements of income.

4
The change in fair value of fair value and cash flow hedges represent amounts related to ineffectiveness.

5
Represents transition adjustment amortization out of other comprehensive income, net.

        The following table shows the components of the change in accumulated other comprehensive income, net of tax, for derivatives.

	Three months ended March 31,
	2003	2002
(Dollars in millions)
Accumulated Other Comprehensive Income, Net
Balance at beginning of period	$(90)	$(50)
Change in unrealized gains (losses) on derivatives, net:
Change in fair value of cash flow hedges	(4)	3
Hedge ineffectiveness reclassed to earnings	(1)	—
Amortizations[1]	3	3
Discontinued hedges	5	22

Total change in unrealized gains (losses) on derivatives, net	3	28

Balance at end of period	$(87)	$(22)

1
The Company expects to amortize $15 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to futures contracts closed as of March 31, 2003. In addition, the Company expects to amortize into earnings portions of the accumulated deferred net losses related to open futures contracts during the next 12 months based on the anticipated issuance of debt.

8. Contingencies

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

        The Complaint seeks compensatory damages of at least $60,000,000.

        The breach of contract and common law tort claims were significantly narrowed by the Court's ruling on December 10, 2002, partially granting the Company's motion to dismiss. The Court held that claims based on the Company's interpretation of the single holder rule were barred by the Higher Education Act.

        On April 4, 2003, CLC dismissed with prejudice all of the antitrust claims and the Court subsequently entered orders approving dismissal of these claims.

        The Company has filed a motion for summary judgment, which will be heard on June 6, 2003. Trial is scheduled to begin June 16, 2003 for all claims not resolved by the summary judgment motion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three months ended March 31, 2003 and 2002
(Dollars in millions, except per share amounts, unless otherwise stated)

OVERVIEW

        The Company is the largest private source of funding, delivery and servicing support for education loans in the United States primarily through its participation in the Federal Family Education Loan Program ("FFELP"). The Company provides a wide range of financial services, processing capabilities and information technology to meet the needs of educational institutions, lenders, students and their families, and guarantee agencies. The Company's primary business is to originate and hold student loans, but the Company also provides fee-based student loan related products and services and earns servicing fees for student loan servicing and guarantee processing, and student loan default management and loan collections. SLM Corporation is a holding company that operates through a number of subsidiaries including the Student Loan Marketing Association, a federally chartered government-sponsored enterprise (the "GSE"). References herein to the "Company" refer to SLM Corporation and its subsidiaries.

        Our results can be materially affected by changes in:

  •
  applicable laws and regulations, which may change the volume, average term and effective yields of student loans under the FFELP or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company;
  •
  demand for education financing;
  •
  competition for education financing;
  •
  financing preferences of students and their families;
  •
  general interest rate environment and credit spreads;
  •
  funding spreads on our non-GSE financing activities;
  •
  prepayment rates on student loans, including prepayments through loan consolidation;
  •
  securitization market for fixed income securities backed by education loans, either by increasing the costs or limiting the availability of financing; and
  •
  borrower default rates.

        We have provided the discussion of the GSE within the context of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") because a substantial portion of the Company's operations is conducted through the GSE. MD&A disclosures applicable solely to the GSE are included at the end of this MD&A in the section titled "Student Loan Marketing Association." The discussion that follows regarding our interest income and expenses from on-balance sheet assets and liabilities is applicable to both the Company and the GSE. Likewise, because all of our FFELP securitizations to date have originated from the GSE, the discussion of the securitization gains and securitization revenue from securitizations of FFELP student loans is applicable to both the Company and the GSE. Discussions of private credit student loan securitizations are applicable to the Company only. The discussions of our off-balance sheet loans, our fee-based businesses, and our operations on a Managed Basis, as well as the discussions set forth below under the headings, "Selected Financial Data," "Other Income," "Federal and State Taxes" and "Alternative Performance Measures" do not address the GSE and relate to the Company on a consolidated basis.

        The majority of our student loan purchases and on-balance sheet financing of student loans occurs in the GSE and we finance such purchases through the issuance of GSE debt obligations and through student loan securitizations. When the GSE securitizes FFELP student loans, student loans are sold by the GSE to a trust that issues bonds backed by the student loans as part of the transaction. Once securitized, the GSE no longer owns the student loans and the bonds issued by the trust are not obligations of the GSE. The GSE retains an interest in the loans securitized which is recognized on the balance sheet as Retained Interest in securitized receivables. All student loans that the Company directly originates are owned by non-GSE subsidiaries from inception. The GSE has no employees, so the management of its operations is provided by a non-GSE subsidiary of the Company under a management services agreement. We also service the majority of the GSE's student loans under a servicing agreement between the GSE and Sallie Mae Servicing, L.P.

        During the first quarter of 2003, the GSE transferred $772 million in private credit student loans, including accrued interest receivable, and a $300 million variable interest entity ("VIE") consisting of securitized Consolidation Loans to a non-GSE subsidiary of the Company and recognized gains of $278 million. The GSE also transferred $346 million of insurance and benefit related investments through a non-cash dividend. We will continue to transfer the GSE's assets throughout the Wind-Down Period. All intercompany transactions between the GSE and the Company and its non-GSE subsidiaries have been eliminated in the Company's consolidated financial statements.

        As of March 31, 2003, 79 percent of the Company's consolidated on-balance sheet assets were held by the GSE, and 82 percent of the Company's interest income was derived from assets held by and financed by the GSE. In addition, 51 percent of our private credit student loans were held by non-GSE affiliates. For the first quarter ended March 31, 2003, 62 percent of our fee income was generated by non-GSE fee-based businesses.

Financial Highlights for the First Quarter of 2003

        Listed below are some of the additional performance measures that management uses to assess the business.

	Three months ended March 31,
	2003	2002
Diluted earnings per share	$2.64	$2.63
Student loan spread	2.26%	2.58%
Net interest margin	2.00%	2.34%
Servicing and securitization revenue	$138	$195
Gains on student loan securitizations	306	44
Derivative market value adjustment	114	288
Fee and other income	148	122
Losses on sales of securities, net	(81)	(89)
Operating expenses	179	167
Managed student loan acquisitions	5,348	4,519
Preferred Channel originations	4,922	4,030
Loans securitized	6,322	3,533
Ending on-balance sheet student loans	43,281	40,962
Ending off-balance sheet student loans	37,438	32,494
Managed student loans	80,719	73,456
Managed student loan spread, exclusive of Floor Income	1.93%	1.87%

        The main drivers of our earnings are:

  •
  growth in the Managed portfolio of student loans;
  •
  student loan spread including the effect of Floor Income;
  •
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

        For the three months ended March 31, 2003, our net income was $417 million ($2.64 diluted earnings per share), versus net income of $422 million ($2.63 diluted earnings per share) for the three months ended March 31, 2002.

        The growth in our Managed student loans benefits net income through the spread earned by student loans on-balance sheet, by gains on securitizing such loans, and by the residual cash flows earned as servicing and securitization revenue from the securitized student loans. The growth in our Managed student loan portfolio is therefore an important driver of future earnings. Our Managed student loan portfolio grew by $7.2 billion from $73.5 billion at March 31, 2002 to $80.7 billion at March 31, 2003. In the first quarter of 2003, the amount of Managed student loans acquired increased by 18 percent from the first quarter of 2002. Also, in the first quarter of 2003, our Preferred Channel originations increased 22 percent over the first quarter of 2002.

        During the first quarter of 2003, our Managed student loan spread, exclusive of Floor Income, was 1.93 percent versus 1.87 percent in the year-ago quarter. The increase in our Managed student loan spread was primarily due to the growth in higher yielding private credit student loans and lower premium amortization as a result of a higher percentage of Consolidation Loans, partially offset by higher consolidation lender fees.

        On a Managed Basis, in the first quarter of 2003, we earned $73 million of Floor Income, net of payments under Floor Income Contracts, a decrease of $109 million or 60 percent from the first quarter of 2002. This decrease was largely driven by floor interest rates on variable rate loans that reset each July declining less over the nine month period ended March 31, 2003 than the corresponding year-ago period.

        The $57 million decrease in servicing and securitization revenue for the first quarter of 2003 versus the first quarter of 2002 was mainly due to lower Embedded Floor Income, partially offset by the increase in the average balance of securitized loans.

        Under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" some of our derivatives, primarily Floor Income Contracts and basis swaps, are not considered effective hedges because they do not extend to the full term of the hedged item and are therefore required to be valued at fair value while the hedged item is not. The gains from the derivative market value adjustment in the first quarter of 2003 were mainly due to the reclassification of certain expired Floor Income Contracts that had $69 million of unrealized losses that were previously recognized in the derivative market value adjustment. These realized losses were recognized in losses on sales of securities in the first quarter of 2003. The gains in the derivative market value adjustment in the first quarter of 2002 were due to increasing interest rates since the preceding quarter, that caused the market value of the Floor Income Contracts to increase.

        We continue to expand our fee-based businesses, primarily guarantor servicing and debt management services. In the first quarter of 2003, the guarantor servicing and debt management businesses generated revenue of $100 million, an increase of 27 percent over the year-ago quarter. This increase was mainly due to the growth in debt management services and origination processing fees that were deferred from the third quarter to the subsequent two quarters.

        Operating expenses were $179 million in the first quarter of 2003 versus $167 million in the year-ago quarter. The increase in operating expenses can mainly be attributed to a $9 million charge for a servicing adjustment for an under-billing error.

        In the first quarter of 2003, we repurchased 2.7 million common shares in connection with our common stock repurchase program. This was accomplished through equity forward contract settlements and through open market purchases. The share repurchases netted against the 1.6 million common share issuances related to benefit plans reduced common stock outstanding by 1.1 million shares. In recent years, the pace of our share repurchases has decelerated as we build capital in connection with the GSE Wind-Down.

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three months ended March 31,		Increase (decrease)
	2003	2002	$		%
Net interest income	$241	$281		$(40)	(14)%
Less: provision for losses	43	20		23	110

Net interest income after provision for losses	198	261		(63)	(24)
Gains on student loan securitizations	306	44		262	591
Servicing and securitization revenue	138	195		(57)	(29)
Losses on sales of securities, net	(81)	(89)		8	8
Derivative market value adjustment	114	288		(174)	(60)
Guarantor servicing and debt management fees	100	78		22	27
Other income	48	44		4	12
Operating expenses	179	167		12	8
Income taxes	227	232		(5)	(2)

Net income	417	422		(5)	(1)
Preferred stock dividends	3	3		—	—

Net income attributable to common stock	$414	$419		$(5)	(1)%

Basic earnings per common share	$2.72	$2.70	$	..02	1%

Diluted earnings per common share	$2.64	$2.63		$.01	1%

Dividends per common share	$.25	$.20		$.05	25%

Condensed Balance Sheets

			Increase (decrease)
	March 31, 2003	December 31, 2002
			$	%
Assets
Federally insured student loans, net	$38,340	$37,168	$1,172	3%
Private credit student loans, net	4,941	5,171	(230)	(4)
Academic facilities financings and other loans	1,140	1,202	(62)	(5)
Cash and investments	4,840	4,990	(150)	(3)
Retained Interest in securitized receivables	2,481	2,146	335	16
Goodwill and acquired intangible assets	579	586	(7)	(1)
Other assets	2,013	1,912	101	5

Total assets	$54,334	$53,175	$1,159	2%

Liabilities and Stockholders' Equity
Short-term borrowings	$23,826	$25,619	$(1,793)	(7)%
Long-term notes	25,241	22,242	2,999	13
Other liabilities	3,023	3,316	(293)	(9)

Total liabilities	52,090	51,177	913	2

Stockholders' equity before treasury stock	5,214	4,703	511	11
Common stock held in treasury at cost	2,970	2,705	265	10

Total stockholders' equity	2,244	1,998	246	12

Total liabilities and stockholders' equity	$54,334	$53,175	$1,159	2%

RESULTS OF OPERATIONS

NET INTEREST INCOME

        Net interest income is derived largely from the Company's portfolio of student loans that remain on-balance sheet. The "Taxable Equivalent Net Interest Income" analysis set forth below is designed to facilitate a comparison of non-taxable asset yields to taxable yields on a similar basis. Taxable equivalent net interest income for the three months ended March 31, 2003 versus the three months ended March 31, 2002 decreased by $41 million while the net interest margin decreased by 34 basis points. The decrease in taxable equivalent net interest income for the first quarter of 2003 was principally due to the decrease in Floor Income versus the year-ago quarter, partially offset by the increase in the average balance of student loans as a percentage of total average earning assets. The decrease in the net interest margin for the first quarter of 2003 versus the first quarter of 2002 was reflective of the decrease in Floor Income and other fluctuations in the student loan spread discussed below.

Taxable Equivalent Net Interest Income

        The amounts in this table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

	Three months ended March 31,		Increase (decrease)
	2003	2002	$	%
Interest income
Student loans	$436	$534	$(98)	(18)%
Academic facilities financings and other loans	20	26	(6)	(23)
Investments	28	38	(10)	(24)
Taxable equivalent adjustment	4	4	—	—

Total taxable equivalent interest income	488	602	(114)	(19)
Interest expense	244	317	(73)	(23)

Taxable equivalent net interest income	$244	$285	$(41)	(14)%

Average Balance Sheets

        The following table reflects the taxable equivalent rates earned on earning assets and paid on liabilities for the three months ended March 31, 2003 and 2002.

	Three months ended March 31,
	2003		2002
	Balance	Rate	Balance	Rate
Average Assets
Student loans	$44,159	4.01%	$42,357	5.12%
Academic facilities financings and other loans	1,164	7.59	1,946	6.01
Investments	4,227	2.88	5,142	3.04

Total interest earning assets	49,550	3.99%	49,445	4.94%

Non-interest earning assets	5,215		4,916

Total assets	$54,765		$54,361

Average Liabilities and Stockholders' Equity
Six month floating rate notes	$2,887	1.27%	$3,084	1.94%
Other short-term borrowings	22,881	1.52	29,635	2.22
Long-term notes	24,081	2.51	17,294	3.27

Total interest bearing liabilities	49,849	1.99%	50,013	2.57%

Non-interest bearing liabilities	2,832		2,543
Stockholders' equity	2,084		1,805

Total liabilities and stockholders' equity	$54,765		$54,361

Net interest margin		2.00%		2.34%

Rate/Volume Analysis

        The Rate/Volume Analysis below shows the relative contribution of changes in interest rates and asset volumes. The amounts in this table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
Three months ended March 31, 2003 vs. three months ended March 31, 2002
Taxable equivalent interest income	$(114)	$(118)	$4
Interest expense	(73)	(90)	17

Taxable equivalent net interest income	$(41)	$(28)	$(13)

Student Loans

Student Loan Spread Analysis

        The following table analyzes the reported earnings from student loans both on-balance sheet and those off-balance sheet in securitization trusts. For student loans off-balance sheet, the Company will continue to earn securitization and servicing fee revenues over the life of the securitized student loan portfolios. The off-balance sheet information presented in "Securitization Program—Servicing and Securitization Revenue" analyzes the on-going servicing revenue and Residual Interest earned on the securitized portfolios of student loans. For an analysis of the Company's student loan spread for the entire portfolio of Managed student loans on a similar basis to the on-balance sheet analysis, see "Student Loan Spread Analysis—Managed Basis."

	Three months ended March 31,
	2003	2002
On-Balance Sheet
Student loan yields, before Floor Income	4.47%	5.17%
Floor Income	.29	.73
Consolidation Loan Rebate Fees	(.50)	(.35)
Offset Fees	(.07)	(.11)
Borrower benefits	(.08)	(.07)
Premium and origination fee amortization	(.10)	(.25)

Student loan net yield	4.01	5.12
Student loan cost of funds	(1.75)	(2.54)

Student loan spread	2.26%	2.58%

Off-Balance Sheet
Servicing and securitization revenue, before Floor Income	1.35%	1.25%
Floor Income on securitized loans	.23	1.35

Servicing and securitization revenue	1.58%	2.60%

Average Balances
On-balance sheet student loans	$44,159	$42,357
Securitized student loans	35,228	30,391

Managed student loans	$79,387	$72,748

        The decrease in the student loan spread in the first quarter of 2003 versus the first quarter of 2002 was mainly due to the fluctuations in the amount of Floor Income discussed below. The increase in the student loan spread, exclusive of Floor Income, is due primarily to lower student loan premium amortization and to the increase in the percentage of private credit student loans in the on-balance sheet student loan portfolio, partially offset by higher Consolidation Loan Rebate Fees. The lower premium amortization is driven by the higher percentage of Consolidation Loans, which have a significantly longer average life and from the amortization of the loan discount in private credit student loans. The first quarter 2003 spread also benefited from the increase in on-balance sheet private credit student loans of 5 percent over the first quarter of 2002. These loans are subject to much higher credit risk than federally guaranteed student loans and therefore earn higher spreads, which in the first quarter of 2003 was 4.96 percent.

Floor Income and Student Loan Floor Income Contracts

        Due to lower average interest rates, in the first quarter of 2003, we earned $32 million of Floor Income from on-balance sheet student loans, net of payments under Floor Income Contracts, of which $19 million was Fixed Rate Floor Income and $13 million was Variable Rate Floor Income. In comparison, in the first quarter of 2002, we earned $76 million of Floor Income from on-balance sheet student loans, net of payments under Floor Income Contracts, of which $22 million was Fixed Rate Floor Income and $54 million was Variable Rate Floor Income. At March 31, 2003, the notional amount of student loan Floor Income Contracts totaled $23.4 billion of which $7.7 billion are contracts that commence in 2004.

        The following table analyzes the ability of the FFELP student loans in the Company's Managed student loan portfolio to earn Floor Income at March 31, 2003 and 2002, based on the last Treasury bill auctions applicable to those periods (1.12 percent and 1.85 percent, respectively). Commercial paper rate loans are based on the last commercial paper rate applicable to those periods (1.23 percent and 1.83 percent, respectively).

	March 31, 2003			March 31, 2002
(Dollars in billions)	Fixed Borrower Rate	Annually Reset Borrower Rate	Total	Fixed Borrower Rate	Annually Reset Borrower Rate	Total
Student loans eligible to earn Floor Income
On-balance sheet student loans	$21.0	$11.1	$32.1	$16.3	$13.0	$29.3
Off-balance sheet student loans	6.4	26.4	32.8	3.0	26.4	29.4

Managed student loans eligible to earn Floor Income	27.4	37.5	64.9	19.3	39.4	58.7
Less notional amount of Floor Income Contracts	(15.2)	—	(15.2)	(13.2)	(5.0)	(18.2)

Net Managed student loans eligible to earn Floor Income	$12.2	$37.5	$49.7	$6.1	$34.4	$40.5

Net Managed student loans earning Floor Income	$11.1	$37.5	$48.6	$6.1	$34.4	$40.5

Activity in the Allowance for Student Loan Losses

        The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans.

        An analysis of our allowance for only the private credit student loans losses is presented in the following table for the quarters ended March 31, 2003 and 2002.

	Three months ended March 31,
	2003	2002
Balance at beginning of period	$181	$193
Provision for private credit student loan losses	28	13
Other	7	11
Charge-offs	(17)	(12)
Recoveries	2	1

Charge-offs, net of recoveries	(15)	(11)

Balance before sale of loans	201	206
Reduction for sale of loans	(27)	—

Balance at end of period	$174	$206

Net charge-offs as a percentage of average private credit student loans	1.07%	..97%
Private credit allowance as a percentage of average private credit student loans	3.13%	4.52%
Private credit allowance as a percentage of the ending balance of private credit student loans	3.40%	4.25%
Private credit allowance as a percentage of private credit student loans in repayment	6.62%	7.62%
Average balance of private credit student loans	$5,564	$4,564
Ending balance of private credit student loans	$5,115	$4,852

        For the quarter ended March 31, 2003, the provision for private credit student loans increased by $15 million or 115 percent versus the year-ago quarter. The increase in the provision is due to the 37 percent increase in the private credit student loan acquisitions, the aging of the private credit student loan portfolio and the change in presentation for student loan discounts instituted in the second quarter of 2002. For the three months ended March 31, 2003, private credit student loan charge-offs increased by $5 million over the year-ago period, which is due primarily to the growth and aging of the private credit student loan portfolio.

        We defer origination fees and recognize them over time as a component of interest income. The unamortized balance of deferred origination fee revenue at March 31, 2003 and 2002 was $99 million and $113 million, respectively. At March 31, 2002, the Company reflected the unamortized balance of $113 million as a component of the allowance for student loan losses, which was reclassified to a student loan discount in the second quarter of 2002.

Delinquencies

        The table below shows our private credit student loan delinquency trends for the quarters ended March 31, 2003 and 2002. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	Three months ended
	March 31, 2003		March 31, 2002
Index
	Balance	%	Balance	%
Loans in-school/grace/deferment[1]	$2,204		$1,834
Loans in forbearance[2]	280		311
Loans in repayment and percentage of each status:
Loans current	2,366	90%	2,468	91%
Loans delinquent 30-59 days[3]	123	5	113	4
Loans delinquent 60-89 days	65	2	48	2
Loans delinquent 90 days or greater	77	3	78	3

Total loans in repayment	2,631	100%	2,707	100%

Total private credit student loans	5,115		4,852
Private credit student loan allowance for losses	(174)		(206)

Private credit student loans, net	$4,941		4,646

Percentage of private credit student loans in repayment	51.43%		55.78%

Delinquencies as a percentage of private credit student loans in repayment	10.06%		8.84%

1
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation. These amounts include loans for borrowers with in-school forbearance that were previously included as loans in forbearance for hardship and other factors. We reclassified $68 million and $33 million, respectively, of in-school forbearances at March 31, 2003 and 2002.

2
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing procedures and policies.

3
The period of delinquency is based on the number of days scheduled payments are contractually past due and relate to repayment loans, that is, receivables not charged-off, and not in school, grace, deferment or forbearance.

         The principal and interest on federally insured loans is guaranteed by the federal government, which limits our loss exposure to two percent of the outstanding balance, and we have established an allowance for this exposure. We also maintain a loss allowance for rejected guarantor claims, caused mainly by servicing defects. At March 31, 2003 and 2002, the combined balance in the allowance for losses on federally insured student loans was $58 million and $57 million, respectively.

On-Balance Sheet Funding Costs

        Our borrowings are generally variable-rate indexed principally to the 91-day Treasury or the commercial paper rate. The following table summarizes the average balance of on-balance sheet debt (by index, after giving effect to the impact of interest rate swaps) for the three months ended March 31, 2003 and 2002.

	Three months ended March 31,
	2003		2002
Index	Average Balance	Average Rate	Average Balance	Average Rate
Treasury bill, principally 91-day	$17,599	1.64%	$26,507	2.22%
Commercial paper	12,483	1.24	6,667	1.76
LIBOR	5,137	1.58	1,620	2.26
Discount notes	6,398	1.39	6,648	2.06
Fixed	6,316	4.96	6,746	5.07
Auction rate securities	828	1.57	1,101	1.90
Zero coupon	229	11.14	205	11.14
Other	859	2.28	519	1.47

Total	$49,849	1.99%	$50,013	2.57%

        The shift in financing from Treasury bill indexed debt to commercial paper indexed debt since the first quarter 2002 reflects the increase in commercial paper indexed FFELP student loans as all new FFELP student loans originated since January 1, 2000 have interest rates indexed to the commercial paper rate.

OTHER INCOME

Securitization Program

        During the first quarter of 2003, we completed four securitizations totaling $6.3 billion that continued to accelerate and diversify our asset-backed securitization program. We completed one securitization of FFELP Stafford/PLUS loans, one securitization of private credit student loans, and two securitizations of Consolidation Loans. One of the Consolidation Loan securitizations totaling $2.0 billion did not meet the criteria of being a Qualifying Special Purpose Entity ("QSPE") and was accounted for on-balance sheet as a Variable Interest Entity ("VIE"). As a result, no gain or loss was recorded on this transaction. During the first quarter of 2002, we completed two securitizations, both of which received sale treatment. The following table summarizes securitization activity for the quarters ended March 31, 2003 and 2002.

	Three months ended March 31,
	2003		2002
	Amount Securitized	Gain %	Amount Securitized	Gain %
FFELP Stafford/PLUS loans	$1,256	1.60%	$3,533	1.25%
Consolidation Loans	2,005	10.86	—	—
Private credit student loans	1,005	6.75	—	—

Total securitization sales	4,266	7.17%	3,533	1.25%

On-balance sheet securitization of Consolidation Loans	2,056		—

Total loans securitized	$6,322		$3,533

        The increase in the first quarter 2003 gains as a percentage of the portfolios securitized versus the first quarter of 2002 was due to significantly higher Embedded Floor Income on Consolidation Loan securitizations and higher gains on private credit student loan securitizations completed in the 2003 first quarter compared with securitizations of only FFELP Stafford/PLUS loans completed in the 2002 first quarter. Gains on Consolidation Loan securitizations are mainly driven by the estimate of Embedded Fixed Rate Floor Income from these loans. Gains on the private credit student loan securitizations are higher than gains on FFELP Stafford/PLUS securitizations because the private credit student loans securitized have wider spreads, longer average lives and are less expensive to service than similar sized FFELP Stafford/PLUS student loans, partially offset by higher projected default losses.

Embedded Floor Income

        Included in the gain on student loan securitizations is an estimate of the Fixed Rate Embedded Floor Income from the loans securitized. Depending on interest rate levels, the ongoing estimate of Fixed Rate Embedded Floor Income can cause volatility in the fair value of the Retained Interest asset.

        The fair value of the Fixed Rate Embedded Floor Income included in the Retained Interest asset as of March 31, 2003 and December 31, 2002 was $849 million and $629 million, respectively. The fair value of the Variable Rate Embedded Floor Income included in the Retained Interest asset as of March 31, 2003 and December 31, 2002 was $41 million and $75 million, respectively.

Servicing and Securitization Revenue

        Servicing and securitization revenue, the ongoing revenue from securitized loan pools, includes the interest earned on the Residual Interest asset, the revenue we receive for servicing the loans in the securitization trusts, and Embedded Floor Income on securitized student loans not captured in the gain on sale calculation.

        The following table summarizes the components of servicing and securitization revenue:

	Three months ended March 31,
	2003	2002
Servicing revenue	$75	$66
Securitization revenue, before Embedded Floor Income	43	28

Servicing and securitization revenue, before Embedded Floor Income	118	94
Embedded Floor Income	20	101

Total servicing and securitization revenue	$138	$195

Average off-balance sheet student loans	$35,228	$30,391

        Servicing and securitization revenue totaled $138 million or 1.58 percent of the average balance of securitized loans in the first quarter of 2003 versus $195 million or 2.60 percent in the corresponding year-ago quarter. The increase in servicing and securitization revenue before Embedded Floor Income is due to the increase in the average balance of off-balance sheet student loans.

Losses on Sales of Securities, Net

        For the three months ended March 31, 2003 and 2002, we recognized losses on sales of securities of $82 million and $89 million, respectively. These losses included losses on terminated or expired Eurodollar future contracts of $1 million and $53 million for the three months ended March 31, 2003 and 2002, respectively, that were economically hedging Floor Income, but did not meet the hedge effectiveness tests under SFAS No. 133. Unrealized gains and losses on these contracts that were previously recorded through the derivative market value adjustment were reversed. In addition, we terminated a written Floor Income Contract resulting in a loss of $69 million during the three months ended March 31, 2003. There were no similar transactions in the three months ended March 31, 2002.

        Also in the three months ended March 31, 2003 and 2002, we refinanced certain debt obligations with longer term debt obligations that had lower interest rates. In connection with these refinancings, we closed out certain derivatives that were matched with the extinguished debt instruments prior to their maturity and recognized losses on sales of securities of $12 million and $36 million, respectively.

Guarantor Servicing Fees, Debt Management Fees and Other Income

        The following table summarizes the components of guarantor servicing fees, debt management fees and other income for the quarters ended March 31, 2003 and 2002.

	Three months ended March 31,
	2003	2002
Guarantor servicing and debt management fees:
Guarantor servicing fees	$41	$30
Debt management fees	59	48

Total guarantor servicing and debt management fees	$100	$78

Other income:
Late fees	$16	$15
Third party servicing fees	14	15
Other	18	14

Total other income	$48	$44

        The $22 million increase in guarantor servicing and debt management fees in the first quarter of 2003 versus the year-ago quarter is due to the growth in the debt management services business.

EFFECTS OF SFAS NO. 133—DERIVATIVE ACCOUNTING

        SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. We believe that our derivatives are effective economic hedges and they are a critical element of our interest rate risk management strategy. However, under SFAS No. 133, some of our derivatives, primarily basis swaps, Eurodollar futures contracts and Floor Income Contracts, are considered ineffective hedges because they hedge only a portion of the term of the underlying risk or are hedging an off-balance sheet financial instrument. In these instances the derivatives are classified as "trading" securities and the change in their fair value is recorded through the derivative market value adjustment. No consideration is made in the consolidated statements of income for the price fluctuation of the student loans or the Retained Interest that these derivatives are hedging.

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

        Basis swaps are used to convert the floating rate debt from one interest rate index to another to match the interest rate characteristics of the assets. We primarily use basis swaps to change the index of our LIBOR-based debt, to better match the cash flows of our student loan assets. SFAS No. 133 requires that the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Because student loans can earn at either a variable or a fixed interest rate depending on market interest rates or if the basis swap is economically hedging off-balance sheet instruments, the SFAS No. 133 effectiveness test cannot be met. As a result, these swaps are recorded at fair value with subsequent changes in fair value recorded through the derivative market value adjustment in the income statement.

        The table below quantifies the impact of SFAS No. 133 derivative accounting on our net income for the three months ended March 31, 2003 and 2002 when compared with the accounting principles employed in all years prior to the SFAS No. 133 implementation. Gains and losses on certain closed derivative positions that previously qualified as hedges were capitalized and amortized over the term of the hedged item. Under SFAS No. 133, these amounts are recorded immediately. Similarly, we previously accounted for Floor Income Contracts as hedges and amortized the upfront cash compensation ratably over the lives of the contracts. Under SFAS No. 133, the upfront payment is deemed a liability and changes in fair value are recorded through income throughout the life of the contract.

	Three months ended March 31,
	2003	2002
Net Impact of Derivative Accounting:
Derivative market value adjustment in other income	$114	$288
Amortization of derivative items included in other comprehensive income at transition	—	(1)
Amortization of premiums on Floor Income Contracts and cap hedges in net interest income	(41)	(32)
Amortization of Floor Income Contracts de-designated as effective hedges on December 31, 2000 in net interest income	(1)	(3)
Impact of Eurodollar futures contracts in net interest income	4	9
Impact of Eurodollar futures contracts in loss on sales of securities	(9)	(2)

Total net impact of derivative accounting	$67	$259

        The derivative market value adjustment is principally caused by interest rate volatility and changing spreads between indices during the period and the notional volume and term of derivatives not receiving hedge accounting treatment. The reduction in the derivative market value loss in the first quarter of 2003 was mainly due to the termination of certain Floor Income Contracts whereby $69 million of unrealized losses that were previously recognized in the derivative market value adjustment were reclassified to losses on sales of securities in the first quarter of 2003. The reduction in the derivative market value loss in the first quarter of 2002 was due to increasing interest rates since the preceding quarter, that caused the market value of the Floor Income Contracts, which is carried as a liability, to decrease. The decrease in the market value of the Floor Income Contracts is economically offset by the decrease in value of the student loan portfolio earning Floor Income, but that offsetting change in value is not recognized under SFAS No. 133.

OPERATING EXPENSES

        The following table summarizes the components of operating expenses:

	Three months ended March 31,
	2003	2002
Servicing and acquisition expenses	$120	$104
General and administrative expenses	59	63

Total operating expenses	$179	$167

        In the first quarter of 2003, operating expenses were $179 million versus $167 million in the year-ago quarter. The increase in operating expenses in the first quarter of 2003 versus the year-ago quarter is primarily due to a $9 million charge for servicing adjustments for an under-billing error. Exclusive of this charge, servicing expenses increased by $7 million consistent with the growth in the number of accounts serviced.

STUDENT LOAN ACQUISITIONS

        The following tables summarize the components of our student loan acquisition activity for the quarters ended March 31, 2003 and 2002.

	Three months ended March 31, 2003
	FFELP	Private	Total
Preferred Channel	$3,315	$842	$4,157
Other commitment clients	56	—	56
Spot purchases	53	—	53
Consolidations from third parties	631	—	631
Consolidations from securitized trusts	1,333	—	1,333
Capitalized interest and other	264	18	282

Total on-balance sheet student loan acquisitions	5,652	860	6,512
Consolidations to SLM Corporation from securitized trusts	(1,333)	—	(1,333)
Capitalized interest and other	159	10	169

Total Managed student loan acquisitions	$4,478	$870	$5,348

	Three months ended March 31, 2002
	FFELP	Private	Total
Preferred Channel	$2,805	$604	$3,409
Other commitment clients	53	—	53
Spot purchases	155	4	159
Consolidations from third parties	417	—	417
Consolidations from securitized trusts	590	—	590
Capitalized interest and other	262	26	288

Total on-balance sheet student loan acquisitions	4,282	634	4,916
Consolidations to SLM Corporation from securitized trusts	(590)	—	(590)
Capitalized interest and other	193	—	193

Total Managed student loan acquisitions	$3,885	$634	$4,519

        In the first quarter of 2003, our Preferred Channel originations totaled $4.9 billion versus $4.0 billion in the year-ago quarter. The pipeline of loans currently serviced and committed for purchase by us was $6.2 billion at March 31, 2003 versus $5.6 billion at March 31, 2002.

LEVERAGED LEASES

        At March 31, 2003, we had investments in leveraged leases, net of impairments, totaling $198 million that are general obligations of three commercial airlines and Federal Express Corporation. The aircraft financing business continues to be adversely affected by the slowdown in the commercial aircraft industry that began in early 2001 and was exacerbated by the terrorist attacks of September 11, 2001 and most recently, the war in Iraq. The continuing reduction in aircraft passenger volume has resulted in the grounding of a significant number of aircraft. In 2002, we recognized after-tax impairment charges of $57 million, or $.36 per share to reflect the impairment of certain aircraft leased to United Airlines, which declared bankruptcy in December 2002. We had no such impairments in the first quarter of 2003, but we are constantly monitoring these investments given the continued uncertainty surrounding the airline industry. Based on an analysis of the expected losses on certain leveraged leases plus the increase in incremental tax obligations related to forgiveness of debt obligations and/or the taxable gain on the sale of the aircraft, our remaining exposure to the airline industry is $125 million, after-tax.

FEDERAL AND STATE TAXES

        The Company is subject to federal and state taxes, while the GSE is exempt from all state, local and District of Columbia income, franchise, sales and use, personal property and other taxes, except for real property taxes. Our effective tax rate for the three months ended March 31, 2003 and 2002 was 35 percent and 35 percent, respectively.

ALTERNATIVE PERFORMANCE MEASURES

        In addition to evaluating our GAAP-based data, management, credit rating agencies, lenders and analysts also evaluate us on certain non-GAAP-based performance measures, which we refer to as "core cash" measures. Under these non-GAAP-based performance measures, management analyzes the student loan portfolio on a Managed Basis and treats securitization transactions as financings versus sales. As such, the securitization gain on sale and subsequent servicing and securitization revenue is eliminated from income, and net interest income from securitized loans is recognized. These non-GAAP-based performance measures also eliminate the benefit of Floor Income and use pre-SFAS No. 133 accounting for our derivative transactions, treating all of them as effective hedges. We also exclude certain transactions that management does not consider part of our core business, such as gains or losses on certain sales of securities and derivative contracts and the amortization of acquired intangible assets.

        For the three months ended March 31, 2003 and 2002, the effect of these non-GAAP performance measures on pre-tax GAAP earnings are as follows:

	Three months ended March 31,
	2003	2002
Non-GAAP Performance Measures:
Treatment of securitizations as financings versus sales	$267	$39
Floor Income on Managed loans	73	182
Net impact of derivative accounting	67	259
Losses on sales of securities	(72)	(86)
Amortization of acquired intangibles	(7)	(6)

Total non-GAAP performance measures	$328	$388

        Management believes this information provides additional insight into the financial performance of the Company's core business activities.

Student Loan Spread Analysis—Managed Basis

        The following table analyzes the reported earnings from our portfolio of Managed student loans, which includes loans both on-balance sheet and off-balance sheet in securitization trusts and excludes Floor Income.

	Three months ended March 31,
	2003	2002
Managed Basis student loan yields	4.44%	5.19%
Consolidation Loan Rebate Fees	(.34)	(.24)
Offset Fees	(.04)	(.07)
Borrower benefits	(.11)	(.12)
Premium and origination fee amortization	(.16)	(.27)

Managed Basis student loan net yield	3.79	4.49
Managed Basis student loan cost of funds	(1.86)	(2.62)

Managed Basis student loan spread	1.93%	1.87%

Average Balances
Managed student loans	$79,387	$72,748

        The increase in the Managed Basis student loan spread in the first quarter of 2003 versus the first quarter of 2002 was due primarily to lower student loan premium amortization and to the increase in the percentage of private credit student loans in the Managed student loan portfolio, partially offset by higher Consolidation Loan Rebate Fees. The lower premium amortization is driven by the higher percentage of Consolidation Loans, which have a significantly longer average life, and from the amortization of the loan discount in private credit student loans. The first quarter Managed Basis student loan spread also benefited from the increase in private credit student loans of 38 percent over the first quarter of 2002. These loans are subject to much higher credit risk than federally guaranteed student loans and therefore earn higher spreads, which in the first quarter of 2003 was 4.96 percent. The first quarter Managed Basis student loan spread also benefited from higher amortization of upfront payments under Floor Income Contracts.

Allowance for Private Credit Student Loan Losses—Managed Basis

        An analysis of our Managed allowance for loan losses for private credit student loans for the quarters ended March 31, 2003 and 2002 is presented in the following table.

	Three months ended March 31,
	2003	2002
Balance at beginning of period	$194	$193
Provision for Managed private credit student loan losses	32	13
Other	7	11
Charge-offs	(17)	(12)
Recoveries	2	1

Charge-offs, net of recoveries	(15)	(11)

Balance at end of period	$218	$206

Net charge-offs as a percentage of average Managed private credit student loans	..93%	..97%
Private credit allowance as a percentage of average Managed private credit student loans	3.38%	4.52%
Private credit allowance as a percentage of the ending balance of Managed private credit student loans	3.24%	4.25%
Private credit allowance as a percentage of Managed private credit student loans in repayment	6.39%	7.62%
Average balance of Managed private credit student loans	$6,433	$4,564
Ending balance of Managed private credit student loans	$6,716	$4,852

        For the quarter ended March 31, 2003, the provision for Managed private credit student loans increased by $19 million versus the year-ago quarter. The 146 percent increase in the first quarter 2003 provision reflects a 37 percent increase in the private credit student loan acquisitions versus the first quarter of 2002 and the aging of the private credit student loan portfolio.

        We defer origination fees and recognize them over time as a component of interest income. The unamortized balance of deferred origination fee revenue at March 31, 2003 and 2002 was $120 million and $113 million, respectively. At March 31, 2002, the Company reflected the unamortized balance of $113 million as a component of the allowance for student loan losses, which was reclassified to a student loan discount in the second quarter of 2002.

Delinquencies—Managed Basis

        The table below shows our private credit student loan delinquency trends for the quarters ended March 31, 2003 and 2002 on a Managed Basis. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	Three months ended March 31,
	2003		2002
Index
	Balance	%	Balance	%
Loans in-school/grace/deferment[1]	$2,893		$1,834
Loans in forbearance[2]	413		311
Loans in repayment and percentage of each status:
Loans current	3,118	91%	2,468	91%
Loans delinquent 30-59 days[3]	136	4	113	4
Loans delinquent 60-89 days	72	2	48	2
Loans delinquent 90 days or greater	84	3	78	3

Total Managed loans in repayment	3,410	100%	2,707	100%

Total Managed private credit student loans	6,716		4,852
Managed private credit student loan allowance for losses	(218)		(206)

Managed private credit student loans, net	$6,498		$4,646

Percentage of Managed private credit student loans in repayment	50.77%		55.78%

Delinquencies as a percentage of private credit student loans in repayment	8.56%		8.84%

1
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation. These amounts include loans for borrowers with in-school forbearance that were previously included as loans in forbearance for hardship and other factors. We reclassified $107 million and $33 million, respectively, of in-school forbearances at March 31, 2003 and 2002.

2
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing procedures and policies.

3
The period of delinquency is based on the number of days scheduled payments are contractually past due and relate to repayment loans, that is, receivables not charged-off, and not in school, grace, deferment or forbearance.

LIQUIDITY AND CAPITAL RESOURCES

        A primary funding objective is to maintain our student loan spread by continuing to match the interest rate characteristics of our assets and liabilities. To accomplish this we must broaden our already diverse funding sources to ensure that we have sufficient liquidity to refinance the GSE debt to meet our September 2006 target date for the GSE Wind-Down. Currently our primary sources of liquidity are through debt issuances by the GSE, off-balance sheet financings through securitizations, borrowings under our commercial paper and medium term note programs, other senior note issuances, and cash generated by our subsidiaries and distributed through dividends to the Company. Our Managed borrowings along with the average interest rate for the three months ended March 31, 2003 and 2002 are broken down as follows:

	Three months ended March 31,
	2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate
GSE	$42,155	1.87%	$47,091	2.59%
Non-GSE	7,691	2.56	2,922	2.27
Securitizations (off-balance sheet)	35,785	2.00	30,258	2.95

Total	$85,631	1.99%	$80,271	2.71%

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

Securitization Activities

        Since the establishment of our program in 1995, securitization of student loans has been the principal source of non-GSE long-term funding for our Managed portfolio of student loans. In the first quarter of 2003, the Company completed four securitization transactions totaling $6.3 billion, one of which did not achieve sale accounting under the requirements of SFAS No. 140, versus two transactions totaling $3.5 billion in student loans in the first quarter of 2002. At March 31, 2003, $37.4 billion or 46 percent of our Managed student loans outstanding were in off-balance sheet securitized trusts.

        In first quarter of 2003, we continued to accelerate the volume, and diversify our securitization program as we completed two Consolidation Loan securitizations and one Private Loan securitization. These transactions continued to build market acceptance for these two asset classes that were first securitized in the fourth quarter of 2002. We expect to accelerate and diversify our securitization activity as we refinance long-term GSE debt in anticipation of the GSE Wind-Down.

        Our asset-backed securities generally have a higher net cost to fund our student loans than our GSE on-balance sheet financing because the asset-backed securities are term match-funded to the assets securitized and do not benefit from the federal government's implicit guarantee of GSE debt. The GSE's funding advantage over our securitizations is somewhat mitigated by the absence of Offset Fees on securitized loans. Our securitizations to date have been structured to achieve a triple "A" credit rating on over 96 percent of the asset-backed securities sold. Securities issued in our typical FFELP student loan securitizations are indexed to LIBOR while the index on our securitized loans are either indexed to the 91-day or 52-week Treasury bill, commercial paper or the Prime rate. We manage this off-balance sheet basis risk through on-balance sheet financing activities, principally through basis swaps.

Non-GSE Unsecured On-Balance Sheet Financing Activities

        While the securitization market is the core of our long-term financing strategy, it is supplemented by commercial paper, bank lines of credit, underwritten long-term debt, and global and medium-term note programs. The following table shows the senior unsecured credit ratings on our non-GSE debt from the major rating agencies.

	S&P	Moody's	Fitch
Short-term unsecured debt	A-1	P-1	F-1+
Long-term unsecured debt	A	A-2	A+

        The table below presents our non-GSE unsecured on-balance sheet funding by funding source for the three months ended March 31, 2003 and 2002:

	Debt Issued for the Quarters Ended March 31,		Outstanding at March 31,
(Dollars in millions)
	2003	2002	2003	2002
Commercial paper	$7,494	$11,436	$44	$247
EdNotes	78	—	78	—
Global notes	2,246	—	3,948	—
Medium term notes	—	765	4,142	2,882

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

Cash Flows

        During the first quarter of 2003, the Company used the proceeds from student loan securitizations of $4.3 billion, and repayments and claim payments on student loans of $1.3 billion to acquire student loans either through purchase or origination ($5.2 billion) or through consolidating loans ($1.3 billion) from our securitized trusts and to repurchase $267 million of the Company's common stock.

        Operating activities provided net cash inflows of $55 million in the first quarter of 2003, an increase of $158 million from the net cash outflows of $103 million in the first quarter 2002. Operating cash flow is driven by net income adjusted for various non-cash items such as gains and losses on sales of student loans and securities, the derivative market value adjustment and the provision for loan losses. Operating cash flow is also affected by the timing of the receipt or payment of cash for other assets and liabilities and by the amount of Floor Income earned in the quarter.

        During the first quarter of 2003, the Company issued $7.2 billion of long-term notes, of which $4.9 billion was issued by the GSE and $2.3 billion was issued by SLM Corporation, to refund maturing debt obligations and finance the acquisition of student loans. At March 31, 2003, the Company had $25.2 billion of long-term debt, of which $15.2 billion is an obligation of the GSE and $10.0 billion is an obligation of SLM Corporation, including bonds in the VIE totaling $2.0 billion. $3.6 billion of the GSE's long-term debt had stated maturities that could be accelerated through call provisions and $43 million of SLM Corporation's long-term debt had stated maturities that could be accelerated through call provisions.

        At March 31, 2003, the GSE was in compliance with its regulatory capital requirements, and had a statutory capital adequacy ratio of 5.49 percent versus a minimum requirement of 2.25 percent.

Interest Rate Risk Management

Interest Rate Gap Analysis

        We manage our interest rate risk on a Managed Basis and as a result we use on-balance sheet derivatives to hedge the basis risk in our securitization trusts as the trusts typically issue asset-backed securities indexed to LIBOR to fund student loans indexed to either the 91-day Treasury bill, commercial paper or in the case of private credit loans, the Prime rate. At March 31, 2003, there were approximately $30.0 billion of asset-backed securities issued by our securitization trusts that were indexed to LIBOR, $8.8 billion of securities indexed to the 91-day Treasury bill, $500 million of securities indexed to commercial paper, $1.1 billion of securities indexed to EURIBOR that were converted to LIBOR through a basis swap in the trust and $1.2 billion of auction rate securities. There were also $3.2 billion of PLUS student loans in the trusts that are funded by asset-backed securities indexed to LIBOR or the 91-day Treasury bill. We hedge our off-balance sheet basis risk through on-balance sheet derivatives, the effect of which is included in the gap analysis table below as the impact of securitized student loans.

        In the table below, the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at March 31, 2003 and is not necessarily reflective of positions that existed throughout the period.

	Interest Rate Sensitivity Period
	3 months or less	3 months to 6 months	6 months to 1 year	1 to 2 years	2 to 5 years	Over 5 years
Assets
Student loans	$40,399	$2,433	$449	$—	$—	$—
Academic facilities financings and other loans	352	100	197	76	97	318
Cash and investments	3,302	2	5	21	712	798
Other assets	1,242	46	92	287	618	2,788

Total assets	45,295	2,581	743	384	1,427	3,904

Liabilities and Stockholders' Equity
Short-term borrowings	19,219	1,702	2,905	—	—	—
Long-term notes	9,642	—	—	8,857	4,189	2,553
Other liabilities	1,682	—	—	—	—	1,341
Stockholders' equity	—	—	—	—	—	2,244

Total liabilities and stockholders' equity	30,543	1,702	2,905	8,857	4,189	6,138

Period gap before adjustments	14,752	879	(2,162)	(8,473)	(2,762)	(2,234)
Adjustments for Derivatives and Other Financial Instruments
Interest rate derivatives	(9,378)	(465)	2,355	6,297	66	1,125
Impact of securitized loans	(3,199)	3,199	—	—	—	—

Total derivatives and other financial instruments	(12,577)	2,734	2,355	6,297	66	1,125

Period gap	$2,175	$3,613	$193	$(2,176)	$(2,696)	$(1,109)

Cumulative gap	$2,175	$5,788	$5,981	$3,805	$1,109	$—

Ratio of interest-sensitive assets to interest-sensitive liabilities	152.6%	148.9%	22.4%	1.1%	19.3%	43.7%

Ratio of cumulative gap to total assets	4.0%	10.7%	11.0%	7.0%	2.0%	—%

Average Terms to Maturity

        The following table reflects the average terms to maturity for the Company's Managed earning assets and liabilities at March 31, 2003 (in years):

	On-Balance Sheet	Off-Balance Sheet	Managed
Earning assets
Student loans	7.4	6.6	7.0
Academic facilities financings and other loans	6.8	—	6.8
Cash and investments	3.7	—	3.7

Total earning assets	7.1	6.6	6.9

Borrowings
Short-term borrowings	.3	—	.3
Long-term borrowings	4.6	6.6	5.9

Total borrowings	2.3	6.6	4.2

        In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 3.7 years. As student loans are securitized, the need for long-term on-balance sheet financing will decrease.

Common Stock

        The Company repurchased 2.7 million shares during the first quarter of 2003 through open market purchases and equity forward settlements and issued a net 1.6 million shares as a result of benefit plans. At March 31, 2003, the total common shares that could potentially be acquired over the next three years under outstanding equity forward contracts was 10.4 million shares at an average price of $91.93 per share. The Company has remaining authority to enter into additional share repurchases and equity forward contracts for 13.2 million shares.

        The following table summarizes the Company's common share repurchase and equity forward activity for the three months ended March 31, 2003 and 2002. (Common shares in millions.)

	Three months ended March 31,
	2003	2002
Common shares repurchased:
Open market	1.2	—
Equity forwards	1.5	1.5

Total shares repurchased	2.7	1.5

Average purchase price per share	$87.56	$46.28

Equity forward contracts:
Outstanding at beginning of first quarter	9.5	11.2
New contracts	2.4	—
Exercises	(1.5)	(1.5)

Outstanding at end of period	10.4	9.7

Remaining repurchase authority at end of period	13.2	12.3

        As of March 31, 2003, the expiration dates and range of purchase prices for outstanding equity forward contracts are as follows (common shares in millions):

(Contracts in millions)
Year of Maturity	Outstanding Contracts	Range of Market Prices
2004	4.5	$ 74.38 - $103.30
2005	2.5	82.40 - 91.77
2006	3.4	101.47 - 111.36

	10.4

        The FASB has tentatively reached a conclusion on new rules governing the accounting for equity forward contracts. Under the proposed rules, for those contracts that allow a net settlement option either in cash or the Company's stock, we would account for the equity forward contract under SFAS No. 133 and periodically record the change in fair value of these contracts through income. For those contracts that require physical settlement only, we would recognize a liability and contra equity. Our contracts typically allow net settlement, so if the rules were effective, based on a closing share price at March 31, 2003, we would have recognized an asset of $197 million from recognizing the equity forward contracts at fair value.

STUDENT LOAN MARKETING ASSOCIATION

Privatization Act—GSE Wind-Down

        Under the Privatization Act, the GSE must wind down its operations and dissolve on or before September 30, 2008, and until the GSE is dissolved, the Privatization Act places a number of limitations on the GSE. Management, however, plans to accelerate the Wind-Down of the GSE to no later than September 2006. This plan was approved by the GSE's board of directors in January 2002. Any GSE debt obligations outstanding at the date of such dissolution are required to be defeased through creation of a fully collateralized trust, consisting of cash or financial instruments backed by the full faith and credit of the U.S. government with cash flows that match the interest and principal obligations of the defeased debt. The Privatization Act requires that on the dissolution date, the GSE shall repurchase or redeem, or make proper provisions for repurchase or redemption of any outstanding preferred stock. The GSE redeemed its Series A, Adjustable Rate Cumulative Preferred Stock, its only outstanding preferred stock, in the fourth quarter of 2001. Also upon the GSE's dissolution, all of its remaining assets will transfer to the Company.

        The Privatization Act effectively requires that the GSE maintain a minimum statutory capital adequacy ratio (the ratio of the GSE's stockholders' equity to total assets plus 50 percent of the credit equivalent amount of certain off-balance sheet items) of at least 2.25 percent or be subject to certain "safety and soundness" requirements designed to restore such statutory ratio. While the GSE may not finance or guarantee the activities of its non-GSE affiliates, it may, subject to its minimum capital requirements, dividend retained earnings and surplus capital to SLM Corporation, which in turn may contribute such amounts to its non-GSE subsidiaries. At March 31, 2003, the GSE's statutory capital adequacy ratio was 5.49 percent.

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

        The Privatization Act imposes certain restrictions on intercompany relations between the GSE and its affiliates during the Wind-Down Period. The GSE may, however, continue to issue new debt obligations maturing on or before September 30, 2008 although, because of the accelerated Wind-Down described above, the Company does not intend to issue any new GSE debt with maturities beyond September 30, 2006. The legislation further provides that the legal status and attributes of the GSE's debt obligations, including the exemptions from Securities and Exchange Commission registration and state taxes, will be fully preserved until their respective maturities. Such debt obligations will remain GSE debt obligations, whether such obligations were outstanding at the time of, or issued subsequent to, the reorganization of the GSE into the current holding company structure.

        In connection with the Wind-Down of the GSE, we must either securitize, sell, transfer or defease the GSE's assets by the Wind-Down date and retire or defease the GSE's debt obligations. The following table summarizes the GSE's asset sales (including accrued interest) and transfers for the three months ended March 31, 2003 and 2002:

	Three months ended March 31,
(Dollars in millions)
	2003	2002
FFELP student loan securitizations	$3,330	$3,585
Sale of on-balance sheet Variable Interest Entity consisting of Consolidation Loans securitized, net[1]	300	—
Private credit student loan sales[2]	772	—
Non-cash dividend of insurance and benefit plan related investments[3]	346	—

1
The GSE recognized a gain of $245 million on this sale.

2
The private credit student loans were sold by the GSE to a subsidiary of the Company at fair market value and the GSE recognized gains on these sales of $33 million.

3
In the first quarter of 2003, the GSE transferred $346 million of insurance and benefit plan related investments through a non-cash dividend to SLM Corporation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

        The effect of short-term movements in interest rates on our results of operations and financial position has been limited through our interest rate risk management. The following tables summarize the effect on earnings for the three months ended March 31, 2003 and 2002 and the effect on fair values at March 31, 2003 and December 31, 2002, based upon a sensitivity analysis performed by us assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. We have chosen to show the effects of a hypothetical increase to interest rates, as an increase gives rise to a larger absolute value change to the financial statements. The effect on earnings was performed on our variable rate assets, liabilities and hedging instruments while the effect on fair values was performed on our fixed rate assets, liabilities and hedging instruments.

	Three months ended March 31, 2003				Three months ended March 31, 2002
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions, except per share amounts)
	$	%	$	%	$	%	$	%
Effect on Earnings
Increase/(decrease) in pre-tax net income before SFAS No. 133	$(57)	(11)%	$(66)	(12)%	$(30)	(8)%	$28	8%
SFAS No. 133 change in fair value	345	301	825	721	336	117	787	273

Increase in net income before taxes	$288	45%	$759	118%	$306	47%	$815	124%

Increase in diluted earnings per share	$1.19	45%	$3.15	119%	$1.25	47%	$3.32	126%

	At March 31, 2003
		Interest Rates:
		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions)
	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Student loans	$45,494	$(560)	(1)%	$(1,230)	(3)%
Other earning assets	6,034	(97)	(2)	(251)	(4)
Other assets	5,073	(421)	(8)	(806)	(16)

Total assets	$56,601	$(1,078)	(2)%	$(2,287)	(4)%

Liabilities
Interest bearing liabilities	$49,614	$(173)	—%	$(500)	(1)%
Other liabilities	3,023	(531)	(18)	(1,189)	(39)

Total liabilities	$52,637	$(704)	(1)%	$(1,689)	(3)%

	At December 31, 2002
		Interest Rates:
		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions)
	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Student loans	$44,718	$(497)	(1)%	$(1,100)	(2)%
Other earning assets	6,248	(104)	(2)	(279)	(4)
Other assets	4,643	(391)	(8)	(693)	(15)

Total assets	$55,609	$(992)	(2)%	$(2,072)	(4)%

Liabilities
Interest bearing liabilities	$48,721	$(186)	—%	$(539)	(1)%
Other liabilities	3,316	(558)	(17)	(1,270)	(38)

Total liabilities	$52,037	$(744)	(1)%	$(1,809)	(3)%

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

        During the three months ended March 31, 2003, certain FFELP student loans were earning Floor Income and we locked-in a portion of that Floor Income through the use of futures and swap contracts. The result of these hedging transactions was to convert a portion of floating rate debt into fixed rate debt, matching the fixed rate nature of the student loans and fixing the relative spread between the student loan asset rate and the converted fixed rate liability.

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

        We monitor our disclosure controls and procedures and our internal controls and make modifications as necessary. By monitoring our control systems, we intend that they be maintained as dynamic systems that change as conditions warrant. The evaluation of our disclosure controls and procedures is performed on a quarterly basis so that the conclusions of management (including the Chief Executive Officer, Executive Vice President, Finance and Executive Vice President, Accounting and Risk Management) concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. In addition, our disclosure controls and procedures are evaluated on an ongoing basis by our internal auditors and by our Corporate Finance and Corporate Accounting Departments. As a result of such ongoing evaluations, we periodically make changes to our disclosure controls and procedures to improve the quality of our financial statements and related disclosures, including corrective actions to respond to identified reportable conditions.

        Based upon their evaluation, the Chief Executive Officer, Executive Vice President, Finance and Executive Vice President, Accounting and Risk Management, concluded that our disclosure controls and procedures are effective in timely alerting them to material information and in providing reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

        The Complaint seeks compensatory damages of at least $60,000,000.

        The breach of contract and common law tort claims were significantly narrowed by the Court's ruling on December 10, 2002, partially granting the Company's motion to dismiss. The Court held that claims based on the Company's interpretation of the single holder rule were barred by the Higher Education Act.

        On April 4, 2003, CLC dismissed with prejudice all of the antitrust claims and the Court subsequently entered orders approving dismissal of these claims.

        The Company has filed a motion for summary judgment, which will be heard on June 6, 2003. Trial is scheduled to begin June 16, 2003 for all claims not resolved by the summary judgment motion.

Item 2. Changes in Securities

        Nothing to report.

Item 3. Defaults Upon Senior Securities

        Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders

        Nothing to report.

Item 5. Other Information

        Nothing to report.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.1	Employment Agreement between the Registrant and C.E. Andrews, Executive Vice President, Accounting and Risk Management, dated as of February 24, 2003.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  Reports on Form 8-K

        The Company furnished one Current Report on Form 8-K with the Commission during the quarter ended March 31, 2003 or thereafter. It was furnished on April 17, 2003 in connection with the Company's press release announcing its earnings for the first quarter ended March 31, 2003 and its supplemental financial information for the same period.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)
By:	/s/ C.E. ANDREWS C.E. Andrews Executive Vice President, Accounting and Risk Management (Principal Accounting Officer and Duly Authorized Officer)

Date: May 13, 2003

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ALBERT L. LORD Albert L. Lord Vice Chairman and Chief Executive Officer May 13, 2003

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN F. REMONDI John F. Remondi Executive Vice President, Finance May 13, 2003

I, C.E. Andrews, certify that:

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ C.E. ANDREWS C.E. Andrews Executive Vice President, Accounting and Risk Management May 13, 2003

APPENDIX A

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Federally insured student loans (net of allowance for losses of $48,493 and $45,133, respectively)	$32,672,596	$34,185,418
Private credit student loans (net of allowance for losses of $51,374 and $64,011, respectively)	2,568,896	2,633,466
Academic facilities financings and other loans	828,892	895,582
Investments
Trading	174	175
Available-for-sale	3,104,453	3,331,670
Other	130,750	452,095

Total investments	3,235,377	3,783,940
Cash and cash equivalents	367,751	410,503
Retained Interest in securitized receivables	2,313,286	2,068,076
Other assets	1,023,268	1,688,803

Total assets	$43,010,066	$45,665,788

Liabilities
Short-term borrowings	$23,639,497	$24,404,636
Long-term notes	15,188,890	16,446,818
Other liabilities	1,732,096	2,528,563

Total liabilities	40,560,483	43,380,017

Commitments and contingencies
Stockholders' equity
Common stock, par value $.20 per share, 250,000 shares authorized: 6,001 shares issued and outstanding	1,200	1,200
Additional paid-in capital	298,788	298,788
Accumulated other comprehensive income (net of tax of $352,640 and $355,949, respectively)	654,903	661,049
Retained earnings	1,494,692	1,324,734

Total stockholders' equity	2,449,583	2,285,771

Total liabilities and stockholders' equity	$43,010,066	$45,665,788

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2003	2002
Interest income:
Student loans	$357,202	$508,257
Academic facilities financings and other loans	11,549	18,915
Investments	26,347	38,068

Total interest income	395,098	565,240
Interest expense:
Short-term debt	89,797	169,456
Long-term debt	105,033	131,048

Total interest expense	194,830	300,504

Net interest income	200,268	264,736
Less: provision for losses	13,260	18,036

Net interest income after provision for losses	187,008	246,700

Other income:
Gains on student loan securitizations	236,637	44,260
Securitization revenue	62,171	129,773
Gains on sales of student loans to SLM Corporation	278,434	—
Losses on sales of securities, net	(69,017)	(89,100)
Derivative market value adjustment	140,626	288,351
Other	18,378	30,954

Total other income	667,229	404,238

Operating expenses:
Related party agreements	66,082	42,401
Other	616	11,679

Total operating expenses	66,698	54,080

Income before income taxes	787,539	596,858
Income taxes	271,318	208,714

Net income attributable to common stock	$516,221	$388,144

Basic and diluted earnings per common share	$86	$65

Average common shares outstanding and common equivalent shares outstanding	6,001,000	6,001,000

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands)

(Unaudited)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares
			Common Stock	Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity
	Issued	Outstanding
Balance at December 31, 2001	6,001,000	6,001,000	$1,200	$298,800	$670,416	$545,037	$1,515,453
Comprehensive income:
Net income						388,144	388,144
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax					(138,437)		(138,437)
Change in unrealized gains (losses) on derivatives, net of tax					28,652		28,652

Comprehensive income							278,359
Redemption of preferred stock				(12)			(12)

Balance at March 31, 2002	6,001,000	6,001,000	$1,200	$298,788	$560,631	$933,181	$1,793,800

Balance at December 31, 2002	6,001,000	6,001,000	$1,200	$298,788	$661,049	$1,324,734	$2,285,771
Comprehensive income:
Net income						516,221	516,221
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax					(7,385)		(7,385)
Change in unrealized gains (losses) on derivatives, net of tax					1,239		1,239

Comprehensive income							510,075
Dividend:
Common stock						(346,263)	(346,263)

Balance at March 31, 2003	6,001,000	6,001,000	$1,200	$298,788	$654,903	$1,494,692	$2,449,583

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2003	2002
Operating activities
Net income	$516,221	$388,144
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on student loan securitizations	(236,637)	(44,260)
Gains on sales of student loans to SLM Corporation	(278,434)	—
Losses on sales of securities, net	69,017	89,100
Derivative market value adjustment	(140,626)	(288,351)
Provision for losses	13,260	18,036
Decrease (increase) in accrued interest receivable	94,668	(58,580)
Increase in accrued interest payable	6,826	8,603
Decrease (increase) in Retained Interest in securitized receivables	68,330	(21,488)
Decrease (increase) in other assets	415,105	(52,719)
(Decrease) in other liabilities	(445,937)	(33,254)

Total adjustments	(434,428)	(382,913)

Net cash provided by operating activities	81,793	5,231

Investing activities
Student loans acquired	(4,197,972)	(3,826,309)
Loans acquired through trust consolidation	(1,332,504)	(589,636)
Reduction of student loans:
Installment payments	860,479	1,102,918
Claims and resales	165,331	178,873
Proceeds from securitization of student loans	3,248,255	3,585,713
Proceeds from sales of student loans	—	29,065
Proceeds from sales of student loans to SLM Corporation	793,727	—
Academic facilities financings and other loans made	(95,425)	(272,057)
Academic facilities financings and other loans repayments	158,887	357,457
Purchases of available-for-sale securities	(954,562)	(979,893)
Proceeds from sales and maturities of available-for-sale securities	1,174,508	1,104,453
Purchases of other securities	(116,396)	(91,487)
Proceeds from sales and maturities of other securities	91,477	72,396

Net cash (used in) provided by investing activities	(204,195)	671,493

Financing activities
Short-term borrowings issued	165,555,718	106,626,324
Short-term borrowings repaid	(166,053,750)	(103,068,208)
Long-term notes issued	2,864,839	3,917,520
Long-term notes repaid	(4,611,723)	(8,234,241)
Long-term notes issued by Variable Interest Entity	2,037,331	—
Sale of Trust to SLM Corporation, net of cash	287,235	—
Redemption of preferred stock	—	(12)

Net cash provided by (used in) financing activities	79,650	(758,617)

Net (decrease) in cash and cash equivalents	(42,752)	(81,893)
Cash and cash equivalents at beginning of period	410,503	434,366

Cash and cash equivalents at end of period	$367,751	$352,473

Cash disbursements made for:
Interest	$256,207	$463,056

Income taxes	$215,000	$230,000

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2003 and for the three months ended
March 31, 2003 and 2002 is unaudited)
(Dollars in thousands, unless otherwise stated)

1.    Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited consolidated financial statements of the Student Loan Marketing Association ("SLMA" or the "GSE") have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2003 may not necessarily be indicative of the results for the year ending December 31, 2003. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 2002 Annual Report on Form 10-K.

2.    New Accounting Pronouncements

Accounting for Guarantees

        In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 identifies characteristics of certain guarantee contracts and requires that a liability be recognized at fair value at the inception of such guarantees for the obligations undertaken by the guarantor. Additional disclosures also are prescribed for certain guarantee contracts. The initial recognition and initial measurement provisions of FIN No. 45 are effective for these guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for SLMA for its first quarter ending March 31, 2003. The implementation of FIN No. 45 did not have a material impact on SLMA's financial statements.

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

        On February 1, 2003, SLMA adopted FIN No. 46 for VIEs created in which SLMA obtains an interest after January 31, 2003. SLMA will adopt FIN No. 46 on October 1, 2003 for VIEs in which it holds a variable interest that it acquired before February 1, 2003. Transactions associated with these entities include asset-backed securitizations and certain partnerships that are used for marketing

SLMA's co-branded student loan products. SLMA currently consolidates entities in which it has a controlling financial interest in accordance with GAAP. For those entities deemed to be Qualifying Special Purpose Entities ("QSPEs") as defined in Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of SFAS No. 125," which includes SLMA's securitization trusts, SLMA does not consolidate those entities. SLMA is currently evaluating the impact of the provisions of FIN No. 46 on its consolidated financial statements and is assessing its impact to ensure it is properly integrated into its existing policies, practices and systems. SLMA does not believe, at this time, that FIN No. 46 will have a material effect on its consolidated financial statements for transactions completed before February 1, 2003.

3.    Student Loans

        SLMA purchases student loans from originating lenders. SLMA's portfolio consists principally of loans originated under two federally sponsored programs—the Federal Family Education Loan Program ("FFELP") and the Health Education Assistance Loan Program ("HEAL"). SLMA also purchases private credit student loans.

        The following table reflects the distribution of SLMA's student loan portfolio by program as of March 31, 2003 and 2002:

	March 31,
(Dollars in millions)
	2003	2002
FFELP—Stafford	$10,824	$15,713
FFELP—PLUS/SLS	1,463	1,672
FFELP—Consolidation loans	19,065	15,239
HEAL	1,369	1,690
Private credit	2,620	4,852

Subtotal	35,341	39,166
Allowance for loan losses	(100)	(190)

Total student loans, net	$35,241	$38,976

        At March 31, 2003 and 2002, 7 percent and 12 percent, respectively, of SLMA's total student loan portfolio was private credit.

4.    Allowance for Student Loan Losses

        The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb probable losses, net of recoveries, inherent in the portfolio of student loans. SLMA separately evaluates the adequacy of the provision for losses on its federally insured portfolio of student loans and its private credit portfolio.

        SLMA's private credit student loan portfolio has not matured sufficiently to rely on experience factors to predict loan loss patterns. Therefore, SLMA relies on a combination of its own historic data, such as recent trends in delinquencies, the credit profile of the borrower and/or co-borrower, loan volume by program, and charge-offs and recoveries. SLMA uses this data in internally developed statistical models to estimate the amount of probable net losses that are projected to be incurred.

        In calculating the private credit loss allowance, SLMA considers various factors such as co-borrowers, repayment, months of repayments, delinquency status and type of program. Defaults are estimated by cohort (loans grouped by the year in which they entered into repayment status) based on the borrower's credit profile, net of an estimate of collections by cohort for both new and previously defaulted loans. Private credit student loans are charged off against the allowance when they are 212 days delinquent. This policy is periodically reconsidered by management as trends develop. Private credit student loans accrue interest until charged off. Recoveries on loans charged off are booked directly to the allowance.

        The following table summarizes changes in the allowance for student loan losses for the three months ended March 31, 2003 and 2002:

	Three months ended March 31,
	2003	2002
Balance at beginning of period	$109,144	$175,959
Additions
Provision for student loan losses	13,260	18,036
Recoveries	1,407	813
Deductions
Reductions for student loan sales and securitizations	(20,297)	(2,466)
Charge-offs	(3,647)	(9,939)
Other	—	7,210

Balance at end of period	$99,867	$189,613

        SLMA defers origination fees and recognizes them over time as a component of interest income. The unamortized balance of deferred origination fee revenue at March 31, 2003 and 2002 was $46 million and $113 million, respectively. At March 31, 2002, SLMA reflected the unamortized balance of $113 million as a component of the allowance for student loan losses, which was reclassified to a student loan discount in the second quarter of 2002.

        The table below shows SLMA's private credit student loan delinquency trends for the three months ended March 31, 2003 and 2002. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	Three months ended March 31,
(Dollars in millions)
	2003		2002
Index
	Balance	%	Balance	%
Loans in-school/grace/deferment[1]	$1,625		$1,834
Loans in forbearance[2]	199		311
Loans in repayment and percentage of each status:
Loans current	685	86%	2,468	91%
Loans delinquent 30-59 days[3]	38	5	113	4
Loans delinquent 60-89 days	29	4	48	2
Loans delinquent 90 days or greater	44	5	78	3

Total loans in repayment	796	100%	2,707	100%

Total private credit student loans	2,620		4,852
Private credit student loan allowance for losses	(51)		(136)

Private credit student loans, net	$2,569		4,716

Percentage of private credit student loans in repayment	30.39%		55.78%

Delinquencies as a percentage of private credit student loans in repayment	13.97%		8.84%

1
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation. These amounts include loans for borrowers with in-school forbearance that were previously included as loans in forbearance for hardship and other factors. SLMA reclassified $64 million and $33 million, respectively, of in-school forbearances at March 31, 2003 and 2002.

2
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing procedures and policies.

3
The period of delinquency is based on the number of days scheduled payments are contractually past due and relate to repayment loans, that is, receivables not charged off, and not in school, grace, deferment or forbearance.

5.    Student Loan Securitization

        When SLMA sells receivables in a securitization of student loans, it retains a Residual Interest and, in some cases, a cash reserve account, all of which are Retained Interests in the securitized receivables. At March 31, 2003 and December 31, 2002, the balance of these assets was $2.3 billion and

$2.1 billion, respectively. The gain or loss on the sale of the receivables is based upon the carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the Retained Interests based on their relative fair values at the date of transfer. Quoted market prices are generally not available for SLMA's Retained Interests so SLMA estimates fair value, both initially and on a quarterly basis, based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions—credit losses, prepayment speeds and discount rates commensurate with the risks involved.

	Three months ended March 31,
	2003		2002
(Dollars in millions)	Amount Securitized	Gain %	Amount Securitized	Gain %
FFELP Stafford/PLUS loans	$1,256	1.60%	$3,533	1.25%
Consolidation Loans	2,005	10.86	—	—

Total securitization sales	3,261	7.30%	3,533	1.25%

On-balance sheet securitization of Consolidation Loans	2,056		—

Total loans securitized	$5,317		$3,533

        During the first quarter of 2003, SLMA completed three securitizations totaling $5.3 billion that continued to accelerate and diversify its asset-backed securitization program. SLMA completed one securitization of FFELP Stafford/PLUS loans and two securitizations of Consolidation Loans. One of the Consolidation Loan securitizations did not meet the criteria of being a QSPE and was accounted for on-balance sheet as a VIE. The on-balance sheet VIE was subsequently sold by the GSE to a non-GSE subsidiary of SLM Corporation, and the GSE recorded a gain on sales of student loans of $245 million. During the first quarter of 2002, SLMA completed two securitizations, both of which received sale treatment.

        Sallie Mae Servicing L.P., an affiliate, enters into a servicing agreement with each securitization trust and earns annual servicing fees from the trusts of 0.9 percent per annum of the outstanding balance of Stafford and PLUS student loans and 0.5 percent per annum of the outstanding balance of Consolidation Loans in the securitization trusts.

        Key economic assumptions used in measuring the fair value of the retained interests at the date of securitization resulting from the student loan securitization sale transactions completed during the three months ended March 31, 2003 and 2002 (weighted based on principal amounts securitized) were as follows:

	Three months ended March 31,
	2003		2002
	FFELP Stafford/PLUS Loans	Consolidation Loans	FFELP Stafford/PLUS Loans	Consolidation Loans
Prepayment speed	9%	7%	7%	—
Weighted-average life (in years)	4.67	8.13	5.14	—
Expected credit losses (% of principal securitized)	.53%	.72%	.61%	—
Residual cash flows discounted at	12%	12%	12%	—

        The estimate of the Constant Prepayment Rate ("CPR") affects the average life of the securitized trusts and therefore affects the valuation estimate of the Residual Interest. Prepayments shorten the average life of the trust, and if all other factors remain equal, will reduce the value of the Retained Interest asset and the securitization gain on sale. Student loan prepayments come from three principal sources: actual borrower prepayments, reimbursements of student loan defaults from the guarantor and consolidation of loans from the trust. SLMA uses historical statistics on prepayments, borrower defaults, and trends in Consolidation Loans to estimate the amount of prepayments. When a loan is consolidated from the trust either by SLMA or a third party, the loan is repurchased from the trust and is treated as a prepayment. In cases where the loan is consolidated by SLMA, it will be recorded as an on-balance sheet asset. Due to the historically low interest rate environment, SLMA has experienced an increase in Consolidation Loan activity for several quarters. Management believes that this trend will continue for the foreseeable future. As a result, in the second quarter of 2002, SLMA increased the estimated CPR from 7 percent to 9 percent per annum for FFELP Stafford/PLUS loan transactions. The change in the CPR assumption reduced the gains on the loan portfolios securitized since the first quarter of 2002.

        The following table summarizes the cash flows received from all securitization trusts entered into during the three months ended March 31, 2003 and 2002.

	Three months ended March 31,
(Dollars in millions)
	2003	2002
Net proceeds from new securitizations	$5,286	$3,556
Servicing fees received	1	—

6.    Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

        The following tables summarize the fair and notional values of all derivative instruments at March 31, 2003 and December 31, 2002, and their impact on other comprehensive income and earnings for the three months ended March 31, 2003 and 2002. At March 31, 2003 and December 31, 2002, $354 million and $338 million (amortized cost), respectively, of available-for-sale investment securities were pledged as collateral against these derivative instruments.

	Cash Flow		Fair Value		Trading
	March 31, 2003	December 31, 2002	March 31, 2003	December 31, 2002	March 31, 2003	December 31, 2002
(Dollars in millions)
Fair Values
Interest rate swaps	$—	$—	$(43)	$30	$(95)	$(147)
Floor/Cap contracts	—	—	—	—	(929)	(1,082)
Futures	(3)	(6)	—	—	(45)	(34)
(Dollars in billions)
Notional Values
Interest rate swaps	$—	$—	$11.7	$15.6	$47.0	$48.1
Floor/Cap contracts	—	—	—	—	17.8	19.5
Futures	.9	1.0	—	—	22.0	16.9

	Three months ended March 31,
	Cash Flow		Fair Value				Trading
	2003	2002	2003		2002		2003	2002
(Dollars in millions)
Changes to other comprehensive income, net of tax
Other comprehensive income, net	$1	$27	$—		$—		$—	$1 [5]

Earnings Summary
Recognition of closed futures contracts' gains/losses into interest expense[1]	$(3)	$(3)	$—		$—		$—	$—
Recognition of closed futures contracts' gains/losses into gains/losses on sales of securities, net[2]	—	(35)	—		—		(1)	(53)
Recognition of written floor contract losses into gains/losses on sales of securities	—	—	—		—		(69)	—
Amortization of transition adjustment[3]	—	—	—		—		—	(1)
Derivative market value adjustment	1 [4]	—	3	[4]	4	[4]	137	284

Total earnings impact	$(2)	$(38)	$3		$4		$67	$230

1
For hedges where the stated transaction occurs.

2
For discontinued hedges and closed futures contracts accounted for as "trading."

3
Reported as a component of other income in the consolidated statements of income.

4
The change in fair value of fair value and cash flow hedges represent amounts related to ineffectiveness.

5
Represents transition adjustment amortization out of other comprehensive income, net.

         The following table shows the components of the change in accumulated other comprehensive income, net of tax, for derivatives.

	Three months ended March 31,
(Dollars in millions)
	2003	2002
Accumulated Other Comprehensive Income, Net
Balance at beginning of period	$(18)	$(50)
Change in unrealized gains (losses) on derivatives, net:
Change in fair value of cash flow hedges	—	3
Amortizations[1]	1	3
Discontinued hedges	—	22

Total change in unrealized gains (losses) on derivatives, net	1	28

Balance at end of period	$(17)	$(22)

1
SLMA expects to amortize $8 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to futures contracts closed as of March 31, 2003. In addition, SLMA expects to amortize into earnings portions of the accumulated deferred net losses related to open futures contracts during the next 12 months based on the anticipated issuance of debt.

7.    Related Parties

        SLMA is a member of a group of affiliated companies and has significant transactions with members of the group. Accordingly, the terms of such transactions may not necessarily be indicative of transactions amongst wholly unrelated companies.

        In connection with the transfer of employees from SLMA to SLM Corporation and its non-GSE subsidiaries, SLMA and SLM Corporation and various of its non-GSE subsidiaries entered into Management Services Agreements ("MSAs") whereby all management and administrative support would be provided to SLMA for a monthly fee. Intercompany expenses under the MSAs for the three months ended March 31, 2003 and 2002 totaled $21 million and $10 million, respectively. Effective January 1, 2003, only third party loan acquisition costs are being booked directly to SLMA and are included in other operating expenses.

        Intercompany expenses under the servicing contract between SLMA and Sallie Mae Servicing, L.P., a wholly owned subsidiary of SLM Corporation, for the three months ended March 31, 2003 and 2002 totaled $45 million and $32 million, respectively.

        At March 31, 2003 and December 31, 2002, SLMA had net intercompany liabilities of $59 million and $54 million, respectively, due to SLM Corporation and various of its non-GSE subsidiaries, incurred in the normal course of business. At March 31, 2002, SLMA had a $37 million investment in a non-GSE subsidiary of SLM Corporation which was accounted for using the equity method. During the second quarter of 2002, SLMA transferred this investment for $37 million in cash to SLM Education Loan Corporation, another wholly-owned subsidiary of SLM Corporation.

        SLMA purchases insurance for its private credit student loan portfolio from HICA. SLMA pays HICA insurance premiums in return for HICA's guarantee of payment of principal and interest on private credit student loans. In connection with this arrangement, HICA invests its insurance reserves related to the GSE's HICA insured loans in a Master Promissory Note of the GSE to HICA. At March 31, 2003 and December 31, 2002, the GSE owed HICA $69 million under this note, which is included in the net intercompany liabilities discussed above.

        In connection with the Wind-Down of the GSE, SLM Corporation must either securitize, sell, transfer or defease the GSE's assets by the Wind-Down date and retire or defease the GSE's debt obligations. The following table summarizes the GSE's asset sales (including accrued interest) and transfers for the three months ended March 31, 2003 and 2002:

	Three months ended March 31,
(Dollars in millions)
	2003	2002
FFELP student loan securitization	$3,330	$3,585
Sale of on-balance sheet Variable Interest Entity consisting of Consolidation Loans securitized, net[1]	300	—
Private credit student loan sales[2]	772	—
Non-cash dividend of insurance and benefit plan related investments[3]	346	—

1
The GSE recognized a gain of $245 million on this sale.

2
The private credit student loans were sold by the GSE to a subsidiary of SLM Corporation at fair market value and the GSE recognized gains on these sales of $33 million.

3
SLMA transferred $346 million of insurance and benefit plan related investments through a non-cash dividend to SLM Corporation.

8. Contingencies

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

        The Complaint seeks compensatory damages of at least $60,000,000.

        The breach of contract and common law tort claims were significantly narrowed by the Court's ruling on December 10, 2002, partially granting SLMA's motion to dismiss. The Court held that claims based on SLMA's interpretation of the single holder rule were barred by the Higher Education Act.

        On April 4, 2003, CLC dismissed with prejudice all of the antitrust claims and the Court subsequently entered orders approving dismissal of these claims.

        SLMA has filed a motion for summary judgment, which will be heard on June 6, 2003. Trial is scheduled to begin June 16, 2003 for all claims not resolved by the summary judgment motion.

QuickLinks

SLM CORPORATION FORM 10-Q INDEX March 31, 2003
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SLM CORPORATION CONSOLIDATED BALANCE SHEETS (Dollars and shares in thousands, except per share amounts)
SLM CORPORATION CONSOLIDATED STATEMENTS OF INCOME (Dollars and shares in thousands, except per share amounts)
SLM CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except share and per share amounts) (Unaudited)
SLM CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
SLM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2003 and for the three months ended March 31, 2003 and 2002 is unaudited) (Dollars and shares in thousands, except per share amounts, unless otherwise stated)
SLM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2003 and for the three months ended March 31, 2003 and 2002 is unaudited) (Dollars and shares in thousands, except per share amounts, unless otherwise stated)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Three months ended March 31, 2003 and 2002 (Dollars in millions, except per share amounts, unless otherwise stated)
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
APPENDIX A STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED FINANCIAL STATEMENTS INDEX
STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED BALANCE SHEETS (Dollars and shares in thousands, except per share amounts)
STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share and per share amounts) (Unaudited)
STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands) (Unaudited)
STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
STUDENT LOAN MARKETING ASSOCIATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2003 and for the three months ended March 31, 2003 and 2002 is unaudited) (Dollars in thousands, unless otherwise stated)