Form 10-Q
period 2003-06-30
SLM CORP
filed 2003-08-13
CIK 1032033

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003 or
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒        No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2003
Common Stock, $.20 par value	450,871,914 shares

GLOSSARY

        Listed below are definitions of key terms that are used throughout this document.

Consolidation Loans—Under the Federal Family Education Loan Program ("FFELP"), borrowers with eligible student loans may consolidate them into one note with one lender and convert the variable interest rates on the loans being consolidated into a fixed rate for the life of the loan. The new note is considered a Consolidation Loan. Typically a borrower can consolidate their student loan only once unless the borrower has another eligible loan with which to consolidate with the existing Consolidation Loan. The borrower rate on a Consolidation Loan is fixed for the term of the loan and is set by the weighted-average interest rate of the loans being consolidated, rounded up to the nearest 1/8th of a percent, not to exceed 8.25 percent.

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

Embedded Floor Income—Embedded Floor Income is Floor Income that is earned on off-balance sheet student loans that are owned by the securitization trusts that we sponsor. At the time of the securitization, the present value of Embedded Fixed Rate Floor Income is included in the initial calculation of the Residual Interest and the gain or loss on sale of the student loans. Embedded Floor Income is also included in the quarterly fair value adjustments of the Residual Interest.

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

Floor Income Contracts—We enter into contracts with counterparties under which, in exchange for an upfront fee representing the present value of the Floor Income that we expect to earn on a notional amount of student loans being hedged, we will pay the counterparties the Floor Income earned on that notional amount of student loans over the life of the Floor Income Contract. Specifically, we agree to pay the counterparty the difference between the fixed borrower rate less the SAP spread and the average of the applicable interest rate index on that notional amount of student loans for a portion of the estimated life of the student loan. This contract effectively locks in the amount of Floor Income we will earn over the period of the contract. Floor Income Contracts are not considered effective hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and we must periodically record the change in fair value of these contracts through income.

GSE—The Student Loan Marketing Association is a federally chartered government sponsored enterprise ("GSE") and wholly owned subsidiary of SLM Corporation. Under the Student Loan Marketing Association Reorganization Act of 1996, the GSE must dissolve by September 30, 2008.

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

Offset Fee—We are required to pay to the DOE an annual 30 basis point Offset Fee on the outstanding balance of Stafford and PLUS student loans purchased and held by the GSE after August 10, 1993. The fee does not apply to student loans sold to securitized trusts or to loans held outside of the GSE.

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

Residual Interest—When we securitize student loans, we retain the right to receive cash flows from the student loans sold in excess of amounts needed to pay servicing and other fees and the principal and interest on the bonds backed by the student loans. The Residual Interest is the present value of the future expected cash flows, which includes the present value of Embedded Fixed Rate Floor Income described above. We value the Residual Interest at the time of sale and each subsequent quarter.

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

Special Allowance Payment ("SAP")—FFELP student loans generally earn interest at the greater of the borrower rate or a floating rate determined by reference to the average of the applicable floating rates (91-day Treasury bill rate or commercial paper) in a calendar quarter, plus a fixed spread ("the SAP Spread") that is dependent upon when the loan was originated and the loan's repayment status. If the resulting floating rate exceeds the borrower rate, the DOE pays the difference directly to us. This payment is referred to as the Special Allowance Payment or SAP and the formula used to determine the floating rate is the SAP formula. We refer to the fixed spread to the underlying index as the Special Allowance margin.

Variable Rate Floor Income—For student loans whose borrower interest rate resets annually on July 1, we may earn Floor Income or Embedded Floor Income based on a calculation of the difference between the borrower rate and the then current interest rate. We refer to this as Variable Rate Floor Income because we may only earn Floor Income through the next reset date.

SLM CORPORATION
FORM 10-Q
INDEX
June 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SLM CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Federally insured student loans (net of allowance for losses of $60,291 and $49,751, respectively)	$38,680,567	$37,168,276
Private credit student loans (net of allowance for losses of $160,350 and $180,933, respectively)	4,312,886	5,171,399
Academic facilities financings and other loans	1,177,178	1,202,045
Investments
Trading	174	175
Available-for-sale	5,987,850	3,537,117
Held-to-maturity	17,718	18,651
Other	587,468	675,558

Total investments	6,593,210	4,231,501
Cash and cash equivalents	597,565	758,302
Retained Interest in securitized receivables	2,985,777	2,145,523
Goodwill and acquired intangible assets	583,676	586,127
Other assets	3,251,914	1,911,832

Total assets	$58,182,773	$53,175,005

Liabilities
Short-term borrowings	$24,619,758	$25,618,955
Long-term notes	28,049,326	22,242,115
Other liabilities	3,147,517	3,315,985

Total liabilities	55,816,601	51,177,055

Commitments and contingencies
Stockholders' equity
Preferred stock, Series A, par value $.20 per share, 20,000 shares authorized: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share	165,000	165,000
Common stock, par value $.20 per share, 1,125,000 shares authorized: 638,983 and 624,552 shares issued, respectively	127,797	124,910
Additional paid-in capital	1,359,082	1,102,574
Accumulated other comprehensive income (net of tax of $371,118 and $319,178, respectively)	689,220	592,760
Retained earnings	3,386,218	2,718,226

Stockholders' equity before treasury stock	5,727,317	4,703,470
Common stock held in treasury at cost: 188,491 and 166,812 shares, respectively	3,361,145	2,705,520

Total stockholders' equity	2,366,172	1,997,950

Total liabilities and stockholders' equity	$58,182,773	$53,175,005

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars and shares in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Student loans	$451,589	$534,390	$887,839	$1,068,641
Academic facilities financings and other loans	19,290	22,101	39,496	48,417
Investments	42,034	42,465	70,295	79,875

Total interest income	512,913	598,956	997,630	1,196,933
Interest expense:
Short-term debt	100,826	157,965	195,683	335,014
Long-term debt	145,901	153,065	295,133	292,616

Total interest expense	246,727	311,030	490,816	627,630

Net interest income	266,186	287,926	506,814	569,303
Less: provision for losses	36,449	27,550	78,994	47,787

Net interest income after provision for losses	229,737	260,376	427,820	521,516

Other income:
Gains on student loan securitizations	314,220	13,759	620,023	58,019
Servicing and securitization revenue	137,057	180,057	274,536	374,739
Losses on sales of securities, net	(26,660)	(36,501)	(108,220)	(125,608)
Derivative market value adjustment	(29,546)	(176,954)	84,820	111,397
Guarantor servicing fees	32,810	36,320	73,802	66,826
Debt management fees	52,684	41,509	111,497	89,375
Other	53,575	45,031	102,205	88,645

Total other income	534,140	103,221	1,158,663	663,393
Operating expenses:
Salaries and benefits	110,722	89,617	206,541	183,720
Other	79,145	78,325	162,691	151,023

Total operating expenses	189,867	167,942	369,232	334,743

Income before income taxes	574,010	195,655	1,217,251	850,166
Income taxes	201,316	69,654	428,008	301,821

Net income	372,694	126,001	789,243	548,345
Preferred stock dividends	2,875	2,875	5,750	5,750

Net income attributable to common stock	$369,819	$123,126	$783,493	$542,595

Basic earnings per common share	$.82	$.27	$1.72	$1.17

Average common shares outstanding	452,174	462,907	454,365	464,886

Diluted earnings per common share	$.80	$.26	$1.68	$1.14

Average common and common equivalent shares outstanding	465,132	475,846	467,402	477,439

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share and per share amounts)

(Unaudited)

		Common Stock Shares						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock Shares				Preferred Stock	Common Stock	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total Stockholders' Equity
		Issued	Treasury	Outstanding
Balance at March 31, 2002	3,300,000	613,071,069	(147,066,741)	466,004,328	$165,000	$122,614	$823,203	$560,148	$2,456,711	$(2,173,590)	$1,954,086
Comprehensive income:
Net income									126,001		126,001
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(26,312)			(26,312)
Change in unrealized gains (losses) on derivatives, net of tax								(28,201)			(28,201)

Comprehensive income											71,488
Cash dividends:
Common stock ($.07 per share)									(30,976)		(30,976)
Preferred stock ($.87 per share)									(2,875)		(2,875)
Issuance of common shares		3,475,158	1,734	3,476,892		695	58,773			53	59,521
Tax benefit related to employee stock option and purchase plans							17,694				17,694
Premiums on equity forward purchase contracts							(7,564)				(7,564)
Repurchase of common shares:
Equity forward repurchases			(4,650,000)	(4,650,000)						(109,612)	(109,612)
Benefit plans			(828,828)	(828,828)						(27,067)	(27,067)

Balance at June 30, 2002	3,300,000	616,546,227	(152,543,835)	464,002,392	$165,000	$123,309	$892,106	$505,635	$2,548,861	$(2,310,216)	$1,924,695

Balance at March 31, 2003	3,300,000	630,283,152	(175,679,514)	454,603,638	$165,000	$126,057	$1,232,473	$596,693	$3,094,050	$(2,970,017)	$2,244,256
Comprehensive income:
Net income									372,694		372,694
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								95,783			95,783
Change in unrealized gains (losses) on derivatives, net of tax								(3,256)			(3,256)

Comprehensive income											465,221
Cash dividends:
Common stock ($.17 per share)									(77,651)		(77,651)
Preferred stock ($.87 per share)									(2,875)		(2,875)
Issuance of common shares		2,872,647	4,130	2,876,777		575	64,209			166	64,950
Issuance of common shares due to exercise of stock warrants		5,827,656		5,827,656		1,165	39,034				40,199
Tax benefit related to employee stock option and purchase plans							34,362				34,362
Premiums on equity forward purchase contracts							(10,996)				(10,996)
Repurchase of common shares:
Open market repurchases			(1,582,100)	(1,582,100)						(64,037)	(64,037)
Equity forward repurchases			(10,500,000)	(10,500,000)						(299,146)	(299,146)
Benefit plans			(733,248)	(733,248)						(28,111)	(28,111)

Balance at June 30, 2003	3,300,000	638,983,455	(188,490,732)	450,492,723	$165,000	$127,797	$1,359,082	$689,220	$3,386,218	$(3,361,145)	$2,366,172

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in thousands, except share and per share amounts)

(Unaudited)

		Common Stock Shares						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock Shares				Preferred Stock	Common Stock	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total Stockholders' Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2001	3,300,000	608,209,158	(141,722,514)	466,486,644	$165,000	$121,642	$724,709	$670,199	$2,068,490	$(2,077,578)	$1,672,462
Comprehensive income:
Net income									548,345		548,345
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(164,692)			(164,692)
Change in unrealized gains (losses) on derivatives, net of tax								128			128

Comprehensive income											383,781
Cash dividends:
Common stock ($.14 per share)									(62,224)		(62,224)
Preferred stock ($1.74 per share)									(5,750)		(5,750)
Issuance of common shares		8,337,069	690,540	9,027,609		1,667	147,517			19,354	168,538
Tax benefit related to employee stock option and purchase plans							38,564				38,564
Premiums on equity forward purchase contracts							(18,684)				(18,684)
Repurchase of common shares:
Equity forward repurchases			(9,150,000)	(9,150,000)						(179,028)	(179,028)
Benefit plans			(2,361,861)	(2,361,861)						(72,964)	(72,964)

Balance at June 30, 2002	3,300,000	616,546,227	(152,543,835)	464,002,392	$165,000	$123,309	$892,106	$505,635	$2,548,861	$(2,310,216)	$1,924,695

Balance at December 31, 2002	3,300,000	624,551,508	(166,812,720)	457,738,788	$165,000	$124,910	$1,102,574	$592,760	$2,718,226	$(2,705,520)	$1,997,950
Comprehensive income:
Net income									789,243		789,243
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								97,557			97,557
Change in unrealized gains (losses) on derivatives, net of tax								(169)			(169)
Minimum pension liability adjustment								(928)			(928)

Comprehensive income											885,703
Cash dividends:
Common stock ($.25 per share)									(115,501)		(115,501)
Preferred stock ($1.74 per share)									(5,750)		(5,750)
Issuance of common shares		8,604,291	81,404	8,685,695		1,722	197,084			2,891	201,697
Issuance of common shares due to exercise of stock warrants		5,827,656		5,827,656		1,165	39,034				40,199
Tax benefit related to employee stock option and purchase plans							37,751				37,751
Premiums on equity forward purchase contracts							(17,361)				(17,361)
Repurchase of common shares:
Open market repurchases			(4,997,390)	(4,997,390)						(186,823)	(186,823)
Equity forward repurchases			(15,060,000)	(15,060,000)						(409,132)	(409,132)
Benefit plans			(1,702,026)	(1,702,026)						(62,561)	(62,561)

Balance at June 30, 2003	3,300,000	638,983,455	(188,490,732)	450,492,723	$165,000	$127,797	$1,359,082	$689,220	$3,386,218	$(3,361,145)	$2,366,172

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six months ended June 30,
	2003	2002
	(Unaudited)	(Unaudited)
Operating activities
Net income	$789,243	$548,345
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on student loan securitizations	(620,023)	(58,019)
Losses on sales of securities, net	108,220	125,608
Derivative market value adjustment	(84,820)	(111,397)
Provision for losses	78,994	47,787
(Increase) in accrued interest receivable	(64,188)	(223,466)
Increase in accrued interest payable	26,319	54,041
Decrease in Retained Interest in securitized receivables, net	110,206	5,348
(Increase) in other assets, goodwill and acquired intangible assets	(155,704)	(153,797)
(Decrease) in other liabilities	(559,403)	(470,762)

Total adjustments	(1,160,399)	(784,657)

Net cash used in operating activities	(371,156)	(236,312)

Investing activities
Student loans acquired	(9,838,587)	(8,639,982)
Loans acquired from securitized trusts through loan consolidations	(1,950,093)	(1,370,859)
Reduction of student loans:
Installment payments	1,934,810	2,188,167
Claims and resales	346,753	349,091
Proceeds from securitization of student loans	8,718,557	5,109,805
Proceeds from sales of student loans	—	29,379
Academic facilities financings and other loans made	(196,410)	(341,270)
Academic facilities financings and other loans repayments	290,900	1,057,538
Purchases of available-for-sale securities	(75,228,306)	(20,351,971)
Proceeds from sales and maturities of available-for-sale securities	72,798,596	20,646,798
Purchases of held-to-maturity and other securities	(135,822)	(125,261)
Proceeds from maturities of held-to-maturity securities and sales and maturities of other securities	199,836	218,532
Purchase of subsidiaries, net of cash acquired	(43,507)	(46,392)

Net cash used in investing activities	(3,103,273)	(1,276,425)

Financing activities
Short-term borrowings issued	362,184,385	275,303,054
Short-term borrowings repaid	(365,598,118)	(272,247,709)
Long-term notes issued	12,390,387	11,222,059
Long-term notes repaid	(9,426,607)	(13,021,097)
Long-term notes issued by Variable Interest Entity	4,281,126	—
Common stock issued	279,647	207,102
Premiums on equity forward contracts	(17,361)	(18,684)
Common stock repurchased	(658,516)	(251,992)
Common dividends paid	(115,501)	(62,224)
Preferred dividends paid	(5,750)	(5,750)

Net cash provided by financing activities	3,313,692	1,124,759

Net (decrease) in cash and cash equivalents	(160,737)	(387,978)
Cash and cash equivalents at beginning of period	758,302	715,001

Cash and cash equivalents at end of period	$597,565	$327,023

Cash disbursements made for:
Interest	$682,828	$862,732

Income taxes	$515,075	$332,717

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2003 and for the three and six months ended

June 30, 2003 and 2002 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

1.    Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited consolidated financial statements of SLM Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 2002 Annual Report on Form 10-K.

2.    New Accounting Pronouncements

Accounting for Guarantees

        In November 2002, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 identifies characteristics of certain guarantee contracts and requires that a liability be recognized at fair value at the inception of such guarantees for the obligations undertaken by the guarantor. Additional disclosures also are prescribed for certain guarantee contracts. The initial recognition and measurement provisions of FIN No. 45 were effective for these guarantees issued or modified after December 31, 2002. The implementation of FIN No. 45 did not have a material impact on the Company's consolidated financial statements.

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

        On February 1, 2003, the Company adopted FIN No. 46 for VIEs created in which the Company obtains an interest after January 31, 2003. On July 1, 2003 FIN No. 46 becomes effective for VIEs in which the Company holds a variable interest that it acquired before February 1, 2003. Most of the transactions affected by this standard include asset-backed securitizations and certain partnerships that are used for marketing the Company's co-branded student loan products. Under existing GAAP, the Company currently consolidates entities in which it has a controlling financial interest. Entities deemed to be Qualifying Special Purpose Entities ("QSPEs") as defined in Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of SFAS No. 125," are not consolidated. This includes all of the Company's securitization trusts, except for two Consolidation Loan securitizations, which are VIEs (see Note 4). The Company is currently evaluating the impact of the provisions of FIN No. 46 on its consolidated financial statements to ensure the standard is properly integrated into its existing policies, practices and systems. Since all but two of the Company's securitizations are QSPEs, the Company does not believe, at this time, that FIN No. 46 will have a material effect on its consolidated financial statements for transactions completed before February 1, 2003.

Equity Forward Contracts

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also outlines new accounting for equity forward contracts. Under SFAS No. 150, equity forward contracts that allow a net settlement option either in cash or the Company's stock are required to be accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as derivative financial instruments. Those equity forward contracts that require physical settlement only (cash for shares) must be accounted for as a liability or as an asset in certain circumstances. The Company's existing contracts provide for physical settlement, net share or net cash settlement options. As a result, for equity forward contracts entered into after June 1, 2003, the Company accounts for its equity forward contracts as derivatives in accordance with SFAS No. 133 and records the change in fair value through earnings. In accordance with SFAS No. 150, equity forward contracts that the Company entered into prior to June 1, 2003 and outstanding at July 1, 2003, will be recorded at fair value on July 1, at which time, the Company will record a gain of $130 million which will be reflected as a "cumulative change in accounting principle." In the second quarter of 2003, the Company recognized a $2.3 million loss for equity forward contracts entered into in June 2003.

3.    Allowance for Student Loan Losses

        The provision for student loan losses represents the periodic expense of maintaining an allowance sufficient to absorb probable losses, net of recoveries, inherent in the portfolio of student loans. The Company evaluates the adequacy of the provision for losses on its federally insured portfolio of student loans separately from its private credit student loan portfolio.

        The federal government guarantees 98 percent of principal and interest of federally insured student loans, which limits the Company's loss exposure to two percent of the outstanding balance of the Company's federally insured portfolio. The Company has established an allowance for this exposure. The Company also maintains a loss allowance for rejected guarantor claims, caused mainly by servicing defects. At both June 30, 2003 and 2002, the combined balance in the allowance for losses on federally insured student loans was $60 million.

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

        In calculating the private credit student loan loss allowance, the Company considers various factors such as co-borrowers, repayment, months of repayments, delinquency status and type of program. Defaults are estimated by cohort (loans grouped by the year in which they entered into repayment status) based on the borrower's credit profile, net of an estimate of collections by cohort for both new and previously defaulted loans. Private credit student loans are charged off against the allowance when they are 212 days delinquent. This policy is periodically reconsidered by management as trends develop. Private credit student loans accrue interest until charged off. Interest accrued in the current accounting period is charged off against interest income. Interest accrued from prior periods is charged off against the allowance. Recoveries on loans charged off are recorded directly to the allowance.

        The following table summarizes changes in the allowance for student loan losses for both the private credit and federally insured student loan portfolios for the three and six months ended June 30, 2003 and 2002:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Balance at beginning of period	$232,581	$263,518	$230,684	$251,689
Additions
Provisions for student loan losses	34,294	26,036	77,155	45,012
Recoveries	3,025	1,659	6,468	3,043
Deductions
Reductions for student loan sales and securitizations	(27,836)	(2,726)	(59,572)	(5,192)
Charge-offs	(21,461)	(17,541)	(40,960)	(31,129)
Other	38	(43,480)	6,866	(35,957)

Balance at end of period	$220,641	$227,466	$220,641	$227,466

        At June 30, 2002, the Company reclassified $48 million of unamortized origination fees from the allowance for private credit student loan losses to student loan discounts, which are netted with student loan premiums on the balance sheet. The reclassification is included with "other" in both the table above and the table below.

        In addition to the provisions for student loan losses, provisions for losses on other Company loans totaled $2.1 million and $1.8 million for the three and six months ended June 30, 2003, respectively.

        The following table summarizes changes in the allowance for student loan losses for on-balance sheet private credit student loans for the three and six months ended June 30, 2003 and 2002.

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)
	2003	2002	2003	2002
Balance at beginning of period	$174	$206	$181	$193
Provision for private credit student loan losses	26	17	54	31
Other	—	(43)	7	(33)
Charge-offs	(19)	(14)	(36)	(26)
Recoveries	3	1	5	2

Charge-offs, net of recoveries	(16)	(13)	(31)	(24)

Balance before securitization of private credit student loans	184	167	211	167
Reduction for securitization of private credit student loans	(24)	—	(51)	—

Balance at end of period	$160	$167	$160	$167

Net charge-offs as a percentage of average private credit student loans (annualized)	1.22%	1.05%	1.14%	1.01%
Net charge-offs as a percentage of average private credit student loans in repayment (annualized)	2.63%	1.86%	2.36%	1.66%
Private credit allowance as a percentage of average private credit student loans	2.95%	3.36%	2.92%	3.51%
Private credit allowance as a percentage of the ending balance of private credit student loans	3.58%	3.21%	3.58%	3.21%
Private credit allowance as a percentage of private credit student loans in repayment	6.67%	5.77%	6.67%	5.77%
Average balance of private credit student loans in repayment	$2,517	$2,804	$2,671	$2,912
Average balance of private credit student loans	$5,434	$4,973	$5,499	$4,769
Ending balance of private credit student loans	$4,473	$5,217	$4,473	$5,217

        The increase in the provision for private credit student loans of $9 million and $23 million, respectively, for the three and six months ended June 30, 2003 versus the corresponding year-ago periods is primarily due to the 34 percent and 35 percent increase, respectively, in private credit student loan acquisitions over the corresponding year-ago periods. For the three and six months ended June 30, 2003, private credit student loan charge-offs, net of recoveries, increased by $3 million and $7 million, respectively, from the corresponding year-ago periods, which is also primarily due to the increase in private credit student loan acquisitions.

        The Company defers origination fees and recognizes them over the average life of the related pool of loans as a component of interest income. The unamortized balance of deferred origination fee revenue at June 30, 2003 and 2002 was $90 million and $72 million, respectively.

        The table below shows the Company's private credit student loan delinquency trends as of June 30, 2003 and 2002. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

(Dollars in millions)	June 30, 2003		June 30, 2002
	Balance	%	Balance	%
Loans in-school/grace/deferment[1]	$1,802		$2,026
Loans in forbearance[2]	268		290
Loans in repayment and percentage of each status:
Loans current	2,163	90%	2,648	91%
Loans delinquent 30-59 days[3]	92	4	117	4
Loans delinquent 60-89 days	53	2	50	2
Loans delinquent 90 days or greater	95	4	86	3

Total loans in repayment	2,403	100%	2,901	100%

Total private credit student loans	4,473		5,217
Private credit student loan allowance for losses	(160)		(167)

Private credit student loans, net	$4,313		$5,050

Percentage of private credit student loans in repayment	54%		56%

Delinquencies as a percentage of private credit student loans in repayment	10%		9%

1
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation. These amounts include loans for borrowers with in-school forbearance that prior to March 31, 2003 were included as loans in forbearance for hardship and other factors. In-school forbearances totaled $56 million and $9 million, respectively, at June 30, 2003 and 2002.

2
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

3
The period of delinquency is based on the number of days scheduled payments are contractually past due.

4.    Student Loan Securitization

        When the Company sells student loans in a securitization, it retains a Residual Interest and, in some cases, a cash reserve account, all of which are Retained Interests in the securitized loans. At June 30, 2003 and December 31, 2002, the balance of these assets was $3.0 billion and $2.1 billion, respectively. The gain or loss on the sale of the loans is based upon the carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the Retained Interests based on their relative fair values at the date of transfer. Quoted market prices are generally not available for the Company's Retained Interests so the Company estimates fair value, both initially and on a quarterly basis, based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions—credit losses, prepayment speeds and discount rates commensurate with the risks involved.

        Included in the gain on student loan securitizations is an estimate of the Embedded Fixed Rate Floor Income from the loans securitized. Depending on interest rate levels, the ongoing estimate of Embedded Fixed Rate Floor Income can cause volatility in the fair value of the Retained Interest asset. Embedded Floor Income is estimated over the life of the securitization trust using the current yield curve which results in a lower discount rate in the earlier periods of the trust and a higher discount rate for the more uncertain Embedded Floor Income associated with later periods. All other residual cash flows are discounted at 12 percent.

        The fair value of the Embedded Fixed Rate Floor Income included in the Retained Interest asset as of June 30, 2003 and December 31, 2002 was $1.2 billion and $629 million, respectively. The fair value of the Embedded Variable Rate Floor Income included in the Retained Interest asset as of June 30, 2003 and December 31, 2002 was $47 million and $75 million, respectively.

        The following tables summarize securitization activity for the three and six months ended June 30, 2003 and 2002.

	Three months ended June 30,
	2003			2002
(Dollars in millions)	Number of Transactions	Amount Securitized	Gain %	Number of Transactions	Amount Securitized	Gain %
FFELP Stafford/PLUS loans	1	$1,005	1.32%	1	$1,497.92%
Consolidation Loans	1	2,251	9.59	—	—	—
Private credit student loans	1	1,248	6.82	—	—	—

Total securitization sales	3	4,504	6.98%	1	1,497.92%

On-balance sheet securitization of Consolidation Loans	1	2,256		—	—

Total loans securitized	4	$6,760		1	$1,497

	Six months ended June 30,
	2003			2002
(Dollars in millions)	Number of Transactions	Amount Securitized	Gain %	Number of Transactions	Amount Securitized	Gain %
FFELP Stafford/PLUS loans	2	$2,261	1.47%	3	$5,030	1.15%
Consolidation Loans	2	4,256	10.19	—	—	—
Private credit student loans	2	2,253	6.79	—	—	—

Total securitization sales	6	8,770	7.07%	3	5,030	1.15%

On-balance sheet securitization of Consolidation Loans	2	4,312		—	—

Total loans securitized	8	$13,082		3	$5,030

        In certain Consolidation Loan securitization structures, the Company holds certain rights that affect the remarketing of the bonds. As a result, these securitizations did not meet the criteria of being a QSPE and were accounted for on-balance sheet as a VIE. Accordingly, the student loans securitized and the associated debt remained on the Company's balance sheet and no gain or loss was recognized on these transactions. For the three months ended June 30, 2003, the Company completed one on-balance sheet securitization totaling $2.3 billion, and for the six months ended June 30, 2003, the Company completed two on-balance sheet securitizations totaling $4.3 billion.

        The increase in the three and six months ended June 30, 2003 gains as a percentage of the portfolios securitized versus the corresponding year-ago periods was due to significantly higher Embedded Floor Income on Consolidation Loan securitization gains and higher gains on private credit student loan securitizations completed in the 2003 second quarter compared with securitizations of only FFELP Stafford/PLUS loans completed in the 2002 second quarter. Gains on the private credit student loan securitizations are higher than gains on FFELP Stafford/PLUS securitizations because the private credit student loans securitized have wider spreads, longer average lives and are less expensive to service than similar sized FFELP Stafford/PLUS student loans, partially offset by higher projected default losses.

        For each securitization completed in the three and six months ended June 30, 2003 and 2002, the Company receives annual servicing fees of 0.9 percent per annum of the outstanding balance of FFELP Stafford/PLUS student loans, 0.5 percent per annum of the outstanding balance of Consolidation Loans, and 0.7 percent per annum of the outstanding balance of the private credit student loans. The Company considers this adequate compensation, as defined in SFAS No. 140, and accordingly does not record a servicing right or obligation.

        Key economic assumptions used in measuring the fair value of the Retained Interests at the date of securitization resulting from the student loan securitization sale transactions completed during the three and six months ended June 30, 2003 and 2002 (weighted based on principal amounts securitized) were as follows:

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2002
	FFELP Loans	Private Credit Loans	FFELP Loans	Private Credit Loans
Prepayment speed	7.00%-9.00%[2]	6.00%[1]	7.00%-9.00%[2]	—
Weighted-average life (in years)	5.77	6.60	4.46	—
Expected credit losses (% of principal securitized)	.65%	2.80%	.58%	—
Residual cash flows discounted at	6.22%	12.00%	12.00%	—
	Six Months Ended June 30, 2003		Six Months Ended June 30, 2002
	FFELP Loans	Private Credit Loans	FFELP Loans	Private Credit Loans
Prepayment speed	7.00%-9.00%[2]	6.00%[1]	7.00%-9.00%[2]	—
Weighted-average life (in years)	6.86	6.54	4.93	—
Expected credit losses (% of principal securitized)	.65%	3.30%	.60%	—
Residual cash flows discounted at	6.27%	12.00%	12.00%	—

1
The prepayment speed on private credit loans is lower than FFELP Stafford/PLUS loans and Consolidation Loans because defaults are not guaranteed and are therefore not considered prepayments.

2
The prepayment speed is 9 percent for FFELP Stafford/PLUS loans and 7 percent for Consolidation Loans.

        The estimate of the prepayment speed or Constant Prepayment Rate ("CPR") affects the average life of the securitized trusts and therefore affects the valuation estimate of the Residual Interest. Prepayments shorten the average life of the trusts, and if all other factors remain equal, will reduce the value of the Retained Interest asset and the securitization gain on sale on new securitizations. Student loan prepayments in the trusts come from three principal sources: actual borrower prepayments, reimbursements of student loan defaults from the guarantor and consolidation of FFELP student loans from the trusts. The Company uses historical statistics on prepayments, borrower defaults, and trends in Consolidation Loans to estimate the amount of prepayments. When a loan is consolidated from a trust either by the Company or a third party, the loan is repurchased from that trust and is treated as a prepayment. In cases where the loan is consolidated by the Company, it will be recorded as an on-balance sheet asset. Due to the historically low interest rate environment, the Company has experienced an increase in Consolidation Loan activity for several quarters, and as a result, in the second quarter of 2002, the Company increased the estimated CPR from 7 percent to 9 percent per annum for FFELP Stafford/PLUS loan transactions. The change in the CPR assumption reduced the gains on the loan portfolios securitized since the second quarter of 2002.

        The following table summarizes the cash flows received from all securitization trusts (on-balance sheet and off-balance sheet) during the three and six months ended June 30, 2003 and 2002.

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)
	2003	2002	2003	2002
Net proceeds from new securitizations entered into during the period	$6,724	$1,524	$13,000	$5,080
Servicing fees received	76	63	148	123
Cash distributions from trusts	227	232	456	461

5.    Common Stock

        Basic earnings per common share ("Basic EPS") are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share ("Diluted EPS") reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, warrants, deferred compensation and shares held in the Employee Stock Purchase Plan ("ESPP"), determined by the treasury stock method, and equity forwards, determined by the reverse treasury stock method, as follows:

	Net Income Attributable to Common Stock	Average Shares	Earnings per Share
Three months ended June 30, 2003
Basic EPS	$369,819	452,174	$.82
Dilutive effect of stock options, warrants, equity forwards, deferred compensation, ESPP shares and equity forwards	—	12,958	(.02)

Diluted EPS	$369,819	465,132	$.80

Three months ended June 30, 2002
Basic EPS	$123,126	462,907	$.27
Dilutive effect of stock options, warrants, equity forwards, deferred compensation, ESPP shares and equity forwards	—	12,939	(.01)

Diluted EPS	$123,126	475,846	$.26

	Net Income Attributable to Common Stock	Average Shares	Earnings per Share
Six months ended June 30, 2003
Basic EPS	$783,493	454,365	$1.72
Dilutive effect of stock options, warrants, equity forwards, deferred compensation, ESPP shares and equity forwards	—	13,037	(.04)

Diluted EPS	$783,493	467,402	$1.68

Six months ended June 30, 2002
Basic EPS	$542,595	464,886	$1.17
Dilutive effect of stock options, warrants, equity forwards, deferred compensation, ESPP shares and equity forwards	—	12,553	(.03)

Diluted EPS	$542,595	477,439	$1.14

        In May 2003, the Board of Directors approved a three-for-one split of the Company's common stock to be effected in the form of a stock dividend. The additional shares of stock were distributed on June 20, 2003, for all shareholders of record on June 6, 2003. All share and per share amounts presented have been retroactively restated for the stock split. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from additional paid-in capital to common stock the par value of the additional shares issued as a result of the stock split.

        In May 2003, the Board of Directors voted to increase the Company's regular quarterly dividend on common stock from the previously announced $.08 per share to $.17 per share. The new dividend was first paid on June 20, 2003 to shareholders of record on June 8, 2003.

        In May 2003, the Company completed a private offering of $2 billion aggregate principal amount of 32-year unsecured senior convertible debentures that are convertible, under certain conditions, into shares of SLM common stock, at an initial conversion price of $65.98. The investors generally can only convert the debentures if the Company's stock price has appreciated to 130 percent of the conversion price for a prescribed period, or the Company calls the debentures. The convertible debentures bear interest at a floating rate equal to three-month LIBOR minus .05 percent, until July 25, 2007, after which the debentures can pay additional contingent interest under certain circumstances. Beginning on July 25, 2007, the Company may call the debentures and the investors may put the debentures, subject to certain conditions. In 2007 the convertible debentures potentially could be dilutive to earnings per share, which would be calculated using the "if converted" method.

6.    Stock-Based Compensation

        SLM Corporation accounts for its stock option plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations which results in no compensation expense for the Company's fixed stock options granted under the plans. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table summarizes pro forma disclosures for the three and six months ended June 30, 2003 and 2002, as if the Company had accounted for employee and Board of Directors stock options granted subsequent to December 31, 1994 under the fair market value method as set forth in SFAS No. 123, "Accounting for Stock-Based Compensation."

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income attributable to common stock	$369,819	$123,126	$783,493	$542,595
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(32,430)	(45,278)	(58,631)	(82,308)

Pro forma net income attributable to common stock	$337,389	$77,848	$724,862	$460,287

Basic earnings per common share	$.82	$.27	$1.72	$1.17

Pro forma basic earnings per common share	$.75	$.17	$1.60	$.99

Diluted earnings per common share	$.80	$.26	$1.68	$1.14

Pro forma diluted earnings per common share	$.73	$.16	$1.55	$.96

7.    Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

        The following tables summarize the fair values and notional values or number of contracts of all derivative instruments at June 30, 2003 and December 31, 2002, and their impact on other comprehensive income and earnings for the three and six months ended June 30, 2003 and 2002. At June 30, 2003 and December 31, 2002, $310 million and $368 million (amortized cost), respectively, of available-for-sale investment securities were pledged as collateral against these derivative instruments.

In addition, at June 30, 2003, $104 million of cash was pledged as collateral. There was no cash collateral pledged at December 31, 2002.

	Cash Flow		Fair Value		Trading		Total
	June 30, 2003	December 31, 2002	June 30, 2003	December 31, 2002	June 30, 2003	December 31, 2002	June 30, 2003	December 31, 2002
Fair Values
(Dollars in millions)
Interest rate swaps	$1	$—	$91	$84	$(118)	$(155)	$(26)	$(71)
Floor/Cap contracts	—	—	—	—	(1,597)	(1,362)	(1,597)	(1,362)
Futures	(83)	(75)	—	—	(59)	(34)	(142)	(109)
Equity forwards	—	—	—	—	(2)	—	(2)	—
Cross currency interest rate swaps	—	—	(4)	—	—	—	(4)	—

Total	$(82)	$(75)	$87	$84	$(1,776)	$(1,551)	$(1,771)	$(1,542)

Notional Values
(Dollars in billions)
Interest rate swaps	$.8	$—	$14.9	$17.3	$67.7	$54.8	$83.4	$72.1
Floor/Cap contracts	—	—	—	—	31.2	26.7	31.2	26.7
Futures	8.2	10.9	—	—	20.6	17.2	28.8	28.1
Cross currency interest rate swaps	—	—	.6	—	—	—	.6	—
Other[1]	—	—	—	—	2.0	—	2.0	—

Total	$9.0	$10.9	$15.5	$17.3	$121.5	$98.7	$146.0	$126.9

Contracts
(Shares in millions)
Equity forwards[2]	—	—	—	—	4.5	—	4.5	—

1
"Other" consists of embedded derivatives bifurcated from the convertible debenture issuance that relate primarily to certain contingent interest and conversion features of the debt. The embedded derivatives have had zero fair value since inception.

2
The 4.5 million shares represent equity forwards marked-to-market in the second quarter of 2003 under the requirements of SFAS No. 150. Additionally, as of June 30, 2003, the Company has equity forward contracts on 28.6 million shares which it will record and disclose under SFAS No. 150 in the third quarter of 2003 in accordance with the transition provisions of SFAS No. 150. Explanation of the transition can be found in Note 2, "New Accounting Pronouncements."

	Three months ended June 30,
	Cash Flow		Fair Value			Trading		Total
	2003	2002	2003		2002	2003	2002	2003	2002
(Dollars in millions)
Changes to other comprehensive income, net of tax
Other comprehensive income, net	$(3)	$(29)	$—		$—	$—	$1 [5]	$(3)	$(28)
Earnings Summary
Recognition of closed futures contracts' gains/losses into interest expense[1]	$(8)	$(3)	$—		$—	$—	$—	$(8)	$(3)
Recognition of closed futures contracts' gains/losses into gains/losses on sales of securities, net[2]	—	(9)	—		—	(5)	(35)	(5)	(44)
Recognition of derivative losses into gains/losses on sales of securities, net	—	—	—		—	(19)	(6)	(19)	(6)
Amortization of transition adjustment[3]	—	—	—		—	—	(1)	—	(1)
Derivative market value adjustment	—	—	1	[4]	(1)[4]	(30)	(176)	(29)	(177)

Total earnings impact	$(8)	$(12)	$1		$(1)	$(54)	$(218)	$(61)	$(231)

1
For hedges where the hedged transaction occurs.

2
For discontinued hedges and closed futures contracts accounted for as "trading."

3
Reported as a component of other operating income in the consolidated statements of income.

4
The change in fair value hedges represent amounts related to ineffectiveness.

5
Represents transition adjustment and related amortization out of other comprehensive income, net.

	Six months ended June 30,
	Cash Flow		Fair Value				Trading		Total
	2003	2002	2003		2002		2003	2002	2003	2002
(Dollars in millions)
Changes to other comprehensive income, net of tax
Other comprehensive income, net	$—	$(1)	$—		$—		$—	$1 [5]	$—	$—
Earnings Summary
Recognition of closed futures contracts' gains/losses into interest expense[1]	$(14)	$(5)	$—		$—		$—	$—	$(14)	$(5)
Recognition of closed futures contracts' gains/losses into gains/losses on sales of securities, net[2]	(7)	(44)	—		—		(6)	(88)	(13)	(132)
Recognition of derivative losses into gains/losses on sales of securities	—	—	—		—		(88)	(6)	(88)	(6)
Amortization of transition adjustment[3]	—	—	—		—		—	(1)	—	(1)
Derivative market value adjustment	1 [4]	—	4	[4]	3	[4]	80	108	85	111

Total earnings impact	$(20)	$(49)	$4		$3		$(14)	$13	$(30)	$(33)

1
For hedges where the hedged transaction occurs.

2
For discontinued hedges and closed futures contracts accounted for as "trading."

3
Reported as a component of other income in the consolidated statements of income.

4
The change in fair value of fair value and cash flow hedges represent amounts related to ineffectiveness.

5
Represents transition adjustment and related amortization out of other comprehensive income, net.

        The following table shows the components of the change in accumulated other comprehensive income, net of tax, for derivatives.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
(Dollars in millions)
Accumulated Other Comprehensive Income, Net
Balance at beginning of period	$(87)	$(22)	$(90)	$(50)
Change in unrealized gains (losses) on derivatives, net:
Change in fair value of cash flow hedges	(9)	(36)	(13)	(33)
Hedge ineffectiveness reclassified to earnings	—	—	(1)	—
Amortizations[1]	6	3	9	4
Discontinued hedges	—	5	5	29

Total change in unrealized gains (losses) on derivatives, net	(3)	(28)	—	—

Balance at end of period	$(90)	$(50)	$(90)	$(50)

1
The Company expects to amortize $12 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to futures contracts closed as of June 30, 2003. In addition, the Company expects to amortize into earnings over the next 12 months portions of the accumulated unrealized net losses related to futures contracts that were open at June 30, 2003 and are expected to be closed based on the anticipated issuance of debt. The Company has open futures contracts hedging the anticipated issuances of debt which are anticipated to occur from 2003 through 2008.

        With the adoption of SFAS No. 150 in the second quarter of 2003 (see Note 2, "New Accounting Pronouncements"), the Company began accounting for certain of its equity forwards as derivatives under SFAS No. 133.

        The Company utilizes equity forward contracts to better manage the cost associated with its share repurchases. In its equity forward agreements, the Company contracts to purchase shares from a third party at a future date at a specified price. At or prior to the maturity date of the agreement, the Company, at its sole option, can purchase shares from the third party at the contracted amount plus or minus an early break fee or the Company can settle the contract on a net basis with either cash or shares. If the Company's stock price declines to a certain level, the Company could be forced by the third party to settle prior to the maturity date.

        The following table summarizes the expiration dates and range of purchase prices for outstanding equity forward contracts as of June 30, 2003.

Year of Maturity	Outstanding Contracts	Range of Market Prices
	(in millions)
2004	3.0	$26.02 - $30.70
2005	12.0	27.47 - 40.17
2006	14.3	33.82 - 41.09
2007	3.8	37.70

	33.1

        The average purchase price for outstanding equity forward contracts as of June 30, 2003 was $34.44.

8.    Contingencies

        The Company and various affiliates were defendants in a lawsuit brought by College Loan Corporation ("CLC") in the United States District Court for the Eastern District of Virginia. The complaint alleged various breach of contract and common law tort claims in connection with CLC's consolidation loan activities as well as various antitrust claims, including a claim that the Company entered into or attempted to enter into a combination with three credit reporting agencies to boycott CLC by not providing lists of student loan borrowers. The Complaint sought compensatory damages of at least $60,000,000.

        On April 4, 2003, CLC dismissed with prejudice all of the antitrust claims and the Court subsequently entered orders approving dismissal of these claims.

        On June 25, 2003, the Court granted the Company's motion for summary judgment on CLC's claims for conversion and civil conspiracy. On June 25, 2003, after five days of trial, the jury returned a verdict in favor of the Company on all remaining counts. CLC has since filed a notice of appeal.

        Several bills have recently been introduced in the U.S. House of Representatives that, if enacted into law, would permit borrowers with outstanding Consolidation Loans to refinance those loans at lower interest rates. At this time, the Company's management does not expect these bills to become law in their present form.

        Any legislation that permits borrowers to refinance existing Consolidation Loans at lower interest rates could significantly increase the rate of prepayments on the student loans and could have a materially adverse effect on the Company's financial condition and results of operations.

        In the fourth quarter of 2002, the Company discovered an error with the annual calculation of monthly payment amounts associated with variable interest rate Stafford, SLS and PLUS loans. The error has caused approximately 1.1 million of the Company's serviced student loan accounts to amortize too quickly or slowly, i.e., not in accordance with their repayment term. The Company took voluntary remedial action by crediting the affected borrowers' accounts and took a $9 million charge for servicing adjustments in the first quarter of 2003 for the estimated interest credit. Substantially all payment amounts have been reset to the correctly amortizing amount and substantially all affected borrowers have been notified.

        The Company has reported this matter to the U.S. Department of Education (the "DOE") and has met with representatives of the DOE on several occasions to discuss the impact of the under-billing error on borrowers and the Company's remedial actions. The Company continues to discuss with the DOE the appropriateness of any further remedial actions.

        A lawsuit that seeks class action status for borrowers affected by the monthly payment calculation was filed in California State Court in July 2003 against the Company and certain of its affiliates. The complaint asserts claims under the California Business and Professions Code and other California statutory sections. The complaint further seeks certain injunctive relief and restitution. The Company believes that this action is without merit.

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
Three and six months ended June 30, 2003 and 2002
(Dollars in millions, except per share amounts, unless otherwise stated)

OVERVIEW

        We are the largest private source of funding, delivery and servicing support for education loans in the United States primarily through our participation in the Federal Family Education Loan Program ("FFELP"). We provide a wide range of financial services, processing capabilities and information technology to meet the needs of educational institutions, lenders, students and their families, and guarantee agencies. Our primary business is to originate and hold student loans and provide student loan related products and services. We also earn fees for student loan servicing, guarantee processing, student loan default management and loan collections. SLM Corporation is a holding company that operates through a number of subsidiaries including the Student Loan Marketing Association, a federally chartered government-sponsored enterprise (the "GSE"). References herein to "the Company" refer to SLM Corporation and its subsidiaries.

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

        The majority of our student loan purchases and on-balance sheet financing of student loans occurs in the GSE and we finance such purchases through the issuance of GSE debt obligations and through student loan securitizations. When the GSE securitizes FFELP student loans, student loans are sold by the GSE to a trust that issues bonds backed by the student loans as part of the transaction. Once securitized, the GSE no longer owns the student loans and the bonds issued by the trust are not obligations of the GSE. The GSE retains an interest in the loans securitized which is recognized on the balance sheet as Retained Interest in securitized receivables. All student loans that the Company directly originates are owned by non-GSE subsidiaries from inception. The GSE has no employees, so the management of its operations is provided by a non-GSE subsidiary of the Company under a management services agreement. We also service the majority of the GSE's student loans under a servicing agreement between the GSE and Sallie Mae Servicing L.P.

        In connection with the Wind-Down of the GSE, during the first six months of 2003, the GSE transferred $3.4 billion in private credit student loans, including accrued interest receivable, and $165 million in two Variable Interest Entities ("VIE") consisting of securitized Consolidation Loans to a non-GSE subsidiary of the Company. The GSE recognized gains of $636 million in these three transactions. The GSE also transferred $346 million of insurance and benefit related investments through a non-cash dividend. We will continue to securitize, sell, transfer or defease the GSE's assets throughout the Wind-Down Period. All intercompany transactions between the GSE and the Company and its non-GSE subsidiaries have been eliminated in the Company's consolidated financial statements.

        The following table shows the percentage of certain assets and income held by the GSE versus non-GSE as of and for the six months ended June 30, 2003.

	Six months ended June 30, 2003
	GSE	Non-GSE
Ending balance of on-balance sheet private credit student loans, net	12%	88%
Ending balance of on-balance sheet student loans, net	73	27
Ending balance of Managed student loans financed, net[1]	36	64
Ending balance of on-balance sheet assets	67	33
Average balance of on-balance sheet interest earning assets	82	18
Interest income	77	23
Fee income	12	88

1
Includes securitized trusts.

Financial Highlights for the Second Quarter of 2003

        Listed below are some of the additional performance measures that management uses to assess the business.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Diluted earnings per common share	$.80	$.26	$1.68	$1.14
Student loan spread	2.41%	2.58%	2.33%	2.58%
Net interest margin	2.12%	2.42%	2.06%	2.38%
Servicing and securitization revenue	$137	$180	$275	$375
Gains on student loan securitizations	314	14	620	58
Derivative market value adjustment	(29)	(177)	85	111
Fee and other income	138	123	286	245
Losses on sales of securities, net	26	37	108	126
Operating expenses	190	168	369	335
Managed student loan acquisitions	4,807	4,462	10,155	8,981
Preferred Channel Originations	1,899	1,582	6,821	5,613
Loans securitized	6,760	1,497	13,082	5,030
Ending on-balance sheet student loans, net	42,993	43,357	42,993	43,357
Ending off-balance sheet student loans, net	40,121	32,200	40,121	32,200
Ending Managed student loans, net	83,114	75,557	83,114	75,557
Managed student loan spread, exclusive of Floor Income	1.93%	1.87%	1.93%	1.87%

        The main drivers of our earnings are:

  •
  growth in the Managed portfolio of student loans;
  •
  student loan spread including the effect of Floor Income;
  •
  number, size and mix of student loans in securitizations including the projection of future Floor Income on Consolidation Loans, which influence the level of securitization gains;
  •
  cost effective financing;
  •
  servicing and securitization revenue;
  •
  period to period changes in our derivative market value adjustment;
  •
  guarantor servicing fees, default management operations and collections services and other fee income; and
  •
  loan servicing, acquisition, and operating expenses.

        For the three months ended June 30, 2003, our net income was $373 million ($.80 diluted earnings per share) versus net income of $126 million ($.26 diluted earnings per share) for the three months ended June 30, 2002. For the six months ended June 30, 2003, our net income was $789 million ($1.68 diluted earnings per share) versus net income of $548 million ($1.14 diluted earnings per share) for the six months ended June 30, 2002.

        The growth in our Managed student loans benefits net income through the spread earned by student loans on-balance sheet, by gains on securitizing such loans, and by the residual cash flows earned as servicing and securitization revenue from the securitized student loans. The growth in our Managed student loan portfolio is therefore an important driver of future earnings. Our Managed student loan portfolio grew by $7.5 billion, or 10 percent, from $75.6 billion at June 30, 2002 to $83.1 billion at June 30, 2003. For the three and six months ended June 30, 2003 versus the corresponding year-ago periods, the amount of Managed student loans acquired increased by 8 percent and 13 percent, respectively. Also, our Preferred Channel originations increased 20 percent and 22 percent, respectively, for the three and six months ended June 30, 2003 versus the corresponding year-ago periods.

        For the three and six months ended June 30, 2003, our Managed student loan spread, exclusive of Floor Income, was 1.93 percent versus 1.87 percent in the corresponding year-ago periods. The increase in our Managed student loan spread was primarily due to the growth in higher yielding private credit student loans and lower premium amortization due to lower premium write-offs on loans consolidated away due to the suspension of loan consolidations by the Federal Direct Loan Program ("FDLP") until July 1, 2003 and to the longer average life of Consolidation Loans.

        On a Managed Basis, in the three months ended June 30, 2003, we earned $103 million of Floor Income, net of payments under Floor Income Contracts, a decrease of $88 million or 46 percent from the year-ago period. In the six months ended June 30, 2003, we earned $176 million of Floor Income, net of payments under Floor Income Contracts, a decrease of $197 million or 53 percent from the year-ago period. This decrease was largely driven by lower Floor Income on variable rate loans that reset each July as interest rates declined less over the twelve-month period ended June 30, 2003 than the corresponding year-ago period and by the increase in the notional amount of Floor Income sold through Floor Income Contracts.

        The $43 million and $100 million decrease in servicing and securitization revenue for the three and six months ended June 30, 2003 versus the corresponding year-ago periods was mainly due to lower Embedded Floor Income and by payments on Floor Income Contracts where the offsetting Floor Income was previously recognized in the securitization gain on sale, partially offset by the increase in the average balance of securitized loans.

        Under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," some of our derivatives, primarily Floor Income Contracts, certain

Eurodollar futures contracts and basis swaps, are not considered effective hedges and are therefore required to be recorded at fair value while the hedged item is not. The losses from the derivative market value adjustment in the three months ended June 30, 2003 and 2002 were primarily due to decreasing interest rates since the preceding quarter, resulting in a loss related to our Floor Income Contracts and futures contracts. The losses in the second quarter of 2003 were partially offset by the termination of certain Floor Income Contracts whereby $19 million of unrealized losses that were previously recognized in the derivative market value adjustment were reclassified to losses on sales of securities in the second quarter of 2003.

        We continue to expand our fee-based businesses, primarily guarantor servicing and debt management services. In the second quarter of 2003, the guarantor servicing and debt management businesses generated revenue of $85 million, an increase of 10 percent over the year-ago quarter. For the six months ended June 30, 2003, these businesses generated revenue of $185 million, an increase of 19 percent over the year-ago period. These increases were offset by a $7 million reduction in default portfolio management fees due to the suspension of Consolidation Loan disbursements made by the FDLP. We earn default portfolio management fees when defaulted FFELP Stafford loans are consolidated into the FDLP. These fees will be recognized when the loans are processed by the U.S. Department of Education ("DOE") in the third quarter of 2003.

        Operating expenses were $190 million and $168 million for the three months ended June 30, 2003 and 2002, respectively, and $369 million and $335 million for the six months ended June 30, 2003 and 2002, respectively. The increase in operating expenses is mainly attributable to an increase in mortgage operating expenses due to the acquisition of Pioneer Mortgage in the second quarter of 2003, increased servicing expenses consistent with the growth in borrowers, and severance costs for an information technology outsourcing initiative. For the six months ended June 30, 2003, we also recognized $9 million in the first quarter of 2003 for servicing adjustments related to an underbilling error.

        We repurchased 12.1 million shares during the second quarter of 2003 through equity forward settlements and open market purchases and issued 5.8 million shares as a result of the exercise of stock warrants and a net 2.2 million shares related to benefit plans. For the six months ended June 30, 2003, we repurchased 20.1 million shares through equity forward settlements and open market purchases and issued 5.8 million shares as a result of the exercise of stock warrants and a net 7.0 million shares related to benefit plans. At June 30, 2003, the total common shares that could potentially be acquired over the next four years under outstanding equity forward contracts was 33.1 million shares at an average price of $34.44 per share. We have remaining authority to enter into additional share repurchases and equity forward contracts for 25.7 million shares.

        In May 2003, the Board of Directors approved a three-for-one split of our common stock to be effected in the form of a stock dividend. The additional shares of stock were distributed on June 20, 2003, for all shareholders of record on June 6, 2003. All share and per share amounts presented have been retroactively restated for the stock split. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from additional paid-in capital to common stock the par value of the additional shares issued as a result of the stock split.

        In May 2003, the Board of Directors voted to increase the Company's regular quarterly dividend on common stock from the previously announced $.08 per share to $.17 per share. The new dividend was first paid on June 20, 2003 to shareholders of record on June 8, 2003.

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
	2003	2002	$	%	2003	2002	$	%
Net interest income	$266	$288	$(22)	(8)%	$507	$569	$(62)	(11)%
Less: provision for losses	36	27	9	33	79	47	32	68

Net interest income after provision for losses	230	261	(31)	(12)	428	522	(94)	(18)
Gains on student loan securitizations	314	14	300	2,143	620	58	562	969
Servicing and securitization revenue	137	180	(43)	(24)	275	375	(100)	(27)
Losses on sales of securities, net	(26)	(37)	11	30	(108)	(126)	18	14
Derivative market value adjustment	(29)	(177)	148	84	85	111	(26)	(23)
Guarantor servicing fees	33	36	(3)	(8)	74	67	7	10
Debt management fees	52	42	10	24	111	89	22	25
Other income	53	45	8	18	101	89	12	13
Operating expenses	190	168	22	13	369	335	34	10
Income taxes	201	70	131	187	428	302	126	42

Net income	373	126	247	196	789	548	241	44
Preferred stock dividends	3	3	—	—	6	6	—	—

Net income attributable to common stock	$370	$123	$247	201%	$783	$542	$241	44%

Basic earnings per common share	$.82	$.27	$.55	204%	$1.72	$1.17	$.55	47%

Diluted earnings per common share	$.80	$.26	$.54	208%	$1.68	$1.14	$.54	47%

Dividends per common share	$.17	$.07	$.10	143%	$.25	$.14	$.11	79%

Condensed Balance Sheets

			Increase (decrease)
	June 30, 2003	December 31, 2002
			$	%
Assets
Federally insured student loans, net	$38,680	$37,168	$1,512	4%
Private credit student loans, net	4,313	5,171	(858)	(17)
Academic facilities financings and other loans	1,177	1,202	(25)	(2)
Cash and investments	7,191	4,990	2,201	44
Retained Interest in securitized receivables	2,986	2,146	840	39
Goodwill and acquired intangible assets	584	586	(2)	—
Other assets	3,252	1,912	1,340	70

Total assets	$58,183	$53,175	$5,008	9%

Liabilities and Stockholders' Equity
Short-term borrowings	$24,620	$25,619	$(999)	(4)%
Long-term notes	28,049	22,242	5,807	26
Other liabilities	3,148	3,316	(168)	(5)

Total liabilities	55,817	51,177	4,640	9

Stockholders' equity before treasury stock	5,727	4,703	1,024	22
Common stock held in treasury at cost	3,361	2,705	656	24

Total stockholders' equity	2,366	1,998	368	18

Total liabilities and stockholders' equity	$58,183	$53,175	$5,008	9%

RESULTS OF OPERATIONS

NET INTEREST INCOME

        Net interest income is derived largely from our portfolio of student loans that remain on-balance sheet. The "Taxable Equivalent Net Interest Income" analysis set forth below is designed to facilitate a comparison of non-taxable asset yields to taxable yields on a similar basis. Taxable equivalent net interest income for the three months ended June 30, 2003 versus the three months ended June 30, 2002 decreased by $23 million while the net interest margin decreased by 30 basis points. The decrease in taxable equivalent net interest income for the second quarter of 2003 was principally due to the decrease in Floor Income versus the year-ago quarter. The decrease in the net interest margin for the second quarter of 2003 versus the second quarter of 2002 was reflective of the decrease in Floor Income and other fluctuations in the student loan spread discussed below.

        Taxable equivalent net interest income for the six months ended June 30, 2003 versus the six months ended June 30, 2002 decreased by $64 million while the net interest margin decreased by 32 basis points. The decrease in taxable equivalent net interest income for the six months ended June 30, 2003 was principally due to the decrease in Floor Income versus the year-ago quarter, partially offset by the increase in the average balance of student loans as a percentage of total average earning assets. The decrease in the net interest margin for the six months ended June 30, 2003 versus 2002 was reflective of the decrease in Floor Income and other fluctuations in the student loan spread discussed below.

        The decrease in net interest income from the changes in volume in the "Rate/Volume Analysis" below is primarily due to the change in the funding mix from short-term to longer term debt. This shift in financing stems from using longer term non-GSE debt to finance shorter term GSE debt in connection with the GSE Wind-Down.

Taxable Equivalent Net Interest Income

        The amounts in this table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
	2003	2002	$	%	2003	2002	$	%
Interest income
Student loans	$452	$534	$(82)	(15)%	$888	$1,069	$(181)	(17)%
Academic facilities financings and other loans	19	22	(3)	(14)	39	48	(9)	(19)
Investments	42	43	(1)	(2)	71	80	(9)	(11)
Taxable equivalent adjustment	5	6	(1)	(17)	8	10	(2)	(20)

Total taxable equivalent interest income	518	605	(87)	(14)	1,006	1,207	(201)	(17)
Interest expense	247	311	(64)	(21)	491	628	(137)	(22)

Taxable equivalent net interest income	$271	$294	$(23)	(8)%	$515	$579	$(64)	(11)%

Average Balance Sheets

        The following table reflects the taxable equivalent rates earned on earning assets and paid on interest bearing liabilities for the three and six months ended June 30, 2003 and 2002.

	Three months ended June 30,				Six months ended June 30,
	2003		2002		2003		2002
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Student loans	$44,173	4.10%	$42,268	5.07%	$44,166	4.05%	$42,312	5.09%
Academic facilities financings and other loans	1,162	7.13	1,358	7.25	1,163	7.36	1,651	6.52
Investments	6,041	3.02	5,110	3.60	5,139	2.96	5,126	3.32

Total interest earning assets	51,376	4.04%	48,736	4.98%	50,468	4.02%	49,089	4.96%

Non-interest earning assets	5,856		4,679		5,538		4,796

Total assets	$57,232		$53,415		$56,006		$53,885

Average Liabilities and Stockholders' Equity
Six month floating rate notes	$2,985	1.18%	$2,836	1.87%	$2,937	1.23%	$2,960	1.91%
Other short-term borrowings	21,573	1.71	27,180	2.14	22,223	1.61	28,400	2.18
Long-term notes	27,675	2.11	19,477	3.15	25,888	2.30	18,392	3.21

Total interest bearing liabilities	52,233	1.89%	49,493	2.52%	51,048	1.94%	49,752	2.54%

Non-interest bearing liabilities	2,743		2,016		2,787		2,277
Stockholders' equity	2,256		1,906		2,171		1,856

Total liabilities and stockholders' equity	$57,232		$53,415		$56,006		$53,885

Net interest margin		2.12%		2.42%		2.06%		2.38%

Rate/Volume Analysis

        The "Rate/Volume Analysis" below shows the relative contribution of changes in interest rates and asset volumes. The amounts in this table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
Three months ended June 30, 2003 vs. three months ended June 30, 2002
Taxable equivalent interest income	$(87)	$(116)	$29
Interest expense	(64)	(99)	35

Taxable equivalent net interest income	$(23)	$(17)	$(6)

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
Six months ended June 30, 2003 vs. six months ended June 30, 2002
Taxable equivalent interest income	$(201)	$(232)	$31
Interest expense	(137)	(189)	52

Taxable equivalent net interest income	$(64)	$(43)	$(21)

Student Loans

Student Loan Spread Analysis

        The following table analyzes the reported earnings from student loans both on-balance sheet and those off-balance sheet in securitization trusts. For student loans off-balance sheet, we will continue to earn securitization and servicing fee revenues over the life of the securitized student loan portfolios. The off-balance sheet information presented in "Securitization Program—Servicing and Securitization Revenue" analyzes the on-going servicing revenue and Residual Interest earned on the securitized portfolios of student loans. For an analysis of our student loan spread for the entire portfolio of

Managed student loans on a similar basis to the on-balance sheet analysis, see "Student Loan Spread Analysis—Managed Basis."

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
On-Balance Sheet
Student loan yield, before Floor Income	4.36%	5.14%	4.41%	5.16%
Floor Income	.42	.76	.36	.74
Consolidation Loan Rebate Fees	(.46)	(.39)	(.48)	(.37)
Offset Fees	(.08)	(.11)	(.08)	(.11)
Borrower benefits	(.08)	(.07)	(.08)	(.07)
Premium and origination fee amortization	(.06)	(.26)	(.08)	(.26)

Student loan net yield	4.10	5.07	4.05	5.09
Student loan cost of funds	(1.69)	(2.49)	(1.72)	(2.51)

Student loan spread	2.41%	2.58%	2.33%	2.58%

Off-Balance Sheet
Servicing and securitization revenue, before Floor Income	1.27%	.93%	1.31%	1.08%
Floor Income on securitized loans	.18	1.31	.21	1.33

Servicing and securitization revenue	1.45%	2.24%	1.52%	2.41%

Average Balances
On-balance sheet student loans	$44,173	$42,268	$44,166	$42,312
Securitized student loans	37,811	32,250	36,527	31,326

Managed student loans	$81,984	$74,518	$80,693	$73,638

        The decrease in the student loan spread for the three and six months ended June 30, 2003 versus the corresponding year-ago periods was mainly due to the decrease in the amount of Floor Income discussed below. The increase in the student loan spread, exclusive of Floor Income, is due primarily to lower student loan premium amortization and to the increase in the percentage of private credit student loans in the on-balance sheet student loan portfolio, partially offset by higher Consolidation Loan Rebate Fees. The lower premium amortization is driven by the higher percentage of Consolidation Loans, and from the amortization of the loan discount in private credit student loans. Consolidation Loans have a significantly longer average life compared to a typical Stafford/PLUS loan, which lengthens the premium amortization period. Also, in the second quarter of 2003, there were lower write-offs of student loan premiums for loans consolidated away due to the suspension of loan consolidations by the FDLP until July 1, 2003.

Floor Income and Student Loan Floor Income Contracts

        The following table summarizes the components of Floor Income from on-balance sheet student loans, net of payments under Floor Income Contracts, for the three and six months ended June 30, 2003 and 2002:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Fixed Rate Floor Income	$30	$29	$49	$51
Variable Rate Floor Income	16	52	29	106

Total Floor Income	$46	$81	$78	$157

        The decrease in Floor Income for the three and six months ended June 30, 2003 versus the corresponding year-ago periods is due to the decline in Treasury bill and commercial paper rates since July 1, 2002 was less than the decline in those rates over the corresponding period in the prior year. Each July 1, borrower interest rates on the majority of FFELP Stafford student loans are reset, and these rates will also be the basis for the interest rate on new Consolidation Loans made during the 12 months after that date. The decrease in Floor Income can also be attributed to the increase in the notional value of Floor Income Contracts, which passes through Floor Income earned to the contract counterparties and reduces the net amount of Floor Income earned. The upfront payment received on Floor Income Contracts is included in the derivative market value adjustment. The increase in Fixed Rate Floor Income as a percentage of the total Floor Income earned for the three and six months ended June 30, 2003 versus the corresponding year-ago periods is mainly due to the increase in Consolidation Loans, whose borrower rates are fixed to term, as a percentage of total on-balance sheet student loans.

        At June 30, 2003, the notional amount of student loan Floor Income Contracts totaled $29.6 billion of which $15.4 billion are contracts that commence in 2004 through 2007. The following table analyzes the ability of the FFELP student loans in our Managed student loan portfolio to earn Floor Income after June 30, 2003 and 2002, based on the last Treasury bill auctions of June 2003 and 2002 of .90 percent and 1.71 percent, respectively. Commercial paper rate loans are based on the last commercial paper rates of 1.04 percent for June 2003 and 1.79 percent for June 2002. Annual reset borrower rates are based on the last Treasury bill auctions of May 2003 and 2002 of 1.12 percent and 1.76 percent, respectively.

	June 30, 2003			June 30, 2002
(Dollars in billions)	Fixed Borrower Rate	Annually Reset Borrower Rate	Total	Fixed Borrower Rate	Annually Reset Borrower Rate	Total
Student loans eligible to earn Floor Income
On-balance sheet student loans	$19.6	$13.0	$32.6	$17.2	$14.0	$31.2
Off-balance sheet student loans	8.5	26.2	34.7	2.9	26.4	29.3

Managed student loans eligible to earn Floor Income	28.1	39.2	67.3	20.1	40.4	60.5
Less notional amount of Floor Income Contracts	(14.1)	—	(14.1)	(12.2)	—	(12.2)

Net Managed student loans eligible to earn Floor Income	$14.0	$39.2	$53.2	$7.9	$40.4	$48.3

Net Managed student loans earning Floor Income after June 30, 2003 and 2002	$13.1	$33.4	$46.5	$7.9	$22.2	$30.1

Activity in the Allowance for On-Balance Sheet Private Credit Student Loan Losses

        The provision for private credit student loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student loans.

        An analysis of our allowance for only the on-balance sheet private credit student loan losses is presented in the following table for the three and six months ended June 30, 2003 and 2002.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Balance at beginning of period	$174	$206	$181	$193
Provision for private credit student loan losses	26	17	54	31
Other	—	(43)	7	(33)
Charge-offs	(19)	(14)	(36)	(26)
Recoveries	3	1	5	2

Charge-offs, net of recoveries	(16)	(13)	(31)	(24)

Balance before securitization of private credit student loans	184	167	211	167
Reduction for securitization of private credit student loans	(24)	—	(51)	—

Balance at end of period	$160	$167	$160	$167

Net charge-offs as a percentage of average private credit student loans (annualized)	1.22%	1.05%	1.14%	1.01%
Net charge-offs as a percentage of average private credit student loans in repayment (annualized)	2.63%	1.86%	2.36%	1.66%
Private credit allowance as a percentage of average private credit student loans	2.95%	3.36%	2.92%	3.51%
Private credit allowance as a percentage of the ending balance of private credit student loans	3.58%	3.21%	3.58%	3.21%
Private credit allowance as a percentage of private credit student loans in repayment	6.67%	5.77%	6.67%	5.77%
Average balance of private credit student loans in repayment	$2,517	$2,804	$2,671	$2,912
Average balance of private credit student loans	$5,434	$4,973	$5,499	$4,769
Ending balance of private credit student loans	$4,473	$5,217	$4,473	$5,217

        The increase in the provision for private credit student loans of $9 million and $23 million, respectively, for the three and six months ended June 30, 2003 versus the year-ago periods is primarily due to the 34 percent and 35 percent increase, respectively, in private credit student loan acquisitions over the corresponding year-ago periods. For the three and six months ended June 30, 2003, private credit student loan charge-offs, net of recoveries, increased by $3 million and $7 million, respectively, from the corresponding year-ago periods. This increase is also primarily due to the increase in the private credit student loan acquisitions. The higher charge-off and allowance percentages for the on-balance sheet private credit student loan portfolio when compared to the Managed private credit student loan portfolio is due to the mix of loans on-balance sheet versus those loans securitized.

        We defer origination fees and recognize them over the average life of the related pool of loans as a component of interest income. At June 30, 2002, we reclassified $48 million of unamortized origination fees from the allowance for private credit student loan losses to student loan discounts, which are netted with student loan premiums on the balance sheet. The reclassification is included with "other" in the table above. The unamortized balance of deferred origination fee revenue at June 30, 2003 and 2002 was $90 million and $72 million, respectively.

Delinquencies

        The table below shows our private credit student loan delinquency trends as of June 30, 2003 and 2002. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	June 30, 2003		June 30, 2002
(Dollars in millions)
	Balance	%	Balance	%
Loans in-school/grace/deferment[1]	$1,802		$2,026
Loans in forbearance[2]	268		290
Loans in repayment and percentage of each status:
Loans current	2,163	90%	2,648	91%
Loans delinquent 30-59 days[3]	92	4	117	4
Loans delinquent 60-89 days	53	2	50	2
Loans delinquent 90 days or greater	95	4	86	3

Total loans in repayment	2,403	100%	2,901	100%

Total private credit student loans	4,473		5,217
Private credit student loan allowance for losses	(160)		(167)

Private credit student loans, net	$4,313		$5,050

Percentage of private credit student loans in repayment	54%		56%

Delinquencies as a percentage of private credit student loans in repayment	10%		9%

1
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation. These amounts include loans for borrowers with in-school forbearance that prior to March 31, 2003 were included as loans in forbearance for hardship and other factors. In-school forbearances totaled $56 million and $9 million, respectively, at June 30, 2003 and 2002.

2
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

3
The period of delinquency is based on the number of days scheduled payments are contractually past due.

         The principal and interest of federally insured student loans are guaranteed by the federal government, which limits our loss exposure to two percent of the outstanding balance. We have established an allowance for this exposure. We also maintain a loss allowance for rejected guarantor claims, caused mainly by servicing defects. At both June 30, 2003 and 2002, the combined balance in the allowance for losses on federally insured student loans was $60 million.

On-Balance Sheet Funding Costs

        Our borrowings are generally variable-rate indexed principally to the 91-day Treasury bill or the commercial paper rate. The following table summarizes the average balance of on-balance sheet debt (by index, after giving effect to the impact of interest rate swaps) for the three and six months ended June 30, 2003 and 2002.

	Three months ended June 30,				Six months ended June 30,
	2003		2002		2003		2002
Index	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Treasury bill, principally 91-day	$14,630	1.53%	$20,768	2.21%	$16,106	1.59%	$23,622	2.22%
Commercial paper	10,588	1.14	9,237	1.73	11,530	1.19	7,959	1.74
LIBOR	12,281	1.51	2,404	2.25	8,729	1.53	2,013	2.23
Discount notes	6,840	1.45	8,136	1.98	6,620	1.42	7,396	2.02
Fixed	6,169	4.91	6,965	5.02	6,242	4.94	6,857	5.04
Auction rate securities	828	1.51	1,101	2.03	828	1.54	1,101	1.97
Zero coupon	236	11.14	211	11.14	233	11.14	208	11.14
Other	661	2.19	671	1.64	760	2.24	596	1.57

Total	$52,233	1.89%	$49,493	2.52%	$51,048	1.94%	$49,752	2.54%

        The shift in financing from Treasury bill indexed debt to commercial paper indexed and LIBOR indexed debt since the second quarter 2002 reflects the increase in commercial paper indexed FFELP student loans as all new FFELP student loans originated since January 1, 2000 have interest rates indexed to the commercial paper rate. We fund a portion of our daily reset commercial paper indexed assets with daily reset LIBOR indexed debt, as we expect daily reset LIBOR indexed debt to remain highly correlated with daily reset commercial paper indexed assets.

OTHER INCOME

Securitization Program

        The following tables summarize securitization activity for the three and six months ended June 30, 2003 and 2002.

	Three months ended June 30,
	2003			2002
	Number of Transactions	Amount Securitized	Gain %	Number of Transactions	Amount Securitized	Gain %
FFELP Stafford/PLUS loans	1	$1,005	1.32%	1	$1,497.92%
Consolidation Loans	1	2,251	9.59	—	—	—
Private credit student loans	1	1,248	6.82	—	—	—

Total securitization sales	3	4,504	6.98%	1	1,497.92%

On-balance sheet securitization of Consolidation Loans	1	2,256		—	—

Total loans securitized	4	$6,760		1	$1,497

	Six months ended June 30,
	2003			2002
	Number of Transactions	Amount Securitized	Gain %	Number of Transactions	Amount Securitized	Gain %
FFELP Stafford/PLUS loans	2	$2,261	1.47%	3	$5,030	1.15%
Consolidation Loans	2	4,256	10.19	—	—	—
Private credit student loans	2	2,253	6.79	—	—	—

Total securitization sales	6	8,770	7.07%	3	5,030	1.15%

On-balance sheet securitization of Consolidation Loans	2	4,312		—	—

Total loans securitized	8	$13,082		3	$5,030

        In certain Consolidation Loan securitization structures, we hold certain rights that affect the remarketing of the bonds. As a result, these securitizations did not meet the criteria of being a Qualifying Special Purpose Entity ("QSPE") and were accounted for on-balance sheet as a Variable Interest Entity ("VIE"). Accordingly, the student loans securitized and the associated debt remained on our balance sheet and no gain or loss was recorded on these transactions. For the three months ended June 30, 2003, we completed one on-balance sheet securitization totaling $2.3 billion, and for the six months ended June 30, 2003, we completed two on-balance sheet securitizations totaling $4.3 billion.

        The increase in the three and six months ended June 30, 2003 gains as a percentage of the portfolios securitized versus the corresponding year-ago periods was due to significantly higher Embedded Floor Income on Consolidation Loan securitization gains and higher gains on private credit student loan securitizations completed in the 2003 second quarter compared with securitizations of only FFELP Stafford/PLUS loans completed in the 2002 second quarter. Gains on the private credit student loan securitizations are higher than gains on FFELP Stafford/PLUS securitizations because the private credit student loans securitized have wider spreads, longer average lives and are less expensive to service than similar sized FFELP Stafford/PLUS student loans, partially offset by higher projected default losses.

Embedded Floor Income

        Included in the gain on student loan securitizations is an estimate of the Embedded Fixed Rate Floor Income from the loans securitized. Depending on interest rate levels, the ongoing estimate of Embedded Fixed Rate Floor Income can cause volatility in the fair value of the Retained Interest asset. Embedded Floor Income is estimated over the life of the securitization trust using the current yield curve which results in a lower discount rate in the earlier periods of the trust and a higher discount rate for the more uncertain Embedded Floor Income associated with later periods. All other residual cash flows are discounted at 12 percent.

        The fair value of the Embedded Fixed Rate Floor Income included in the Retained Interest asset as of June 30, 2003 and December 31, 2002 was $1.2 billion and $629 million, respectively. The fair value of the Embedded Variable Rate Floor Income included in the Retained Interest asset as of June 30, 2003 and December 31, 2002 was $47 million and $75 million, respectively.

Servicing and Securitization Revenue

        Servicing and securitization revenue, the ongoing revenue from securitized loan pools, includes the interest earned on the Residual Interest asset, the revenue we receive for servicing the loans in the securitization trusts, and Embedded Floor Income on securitized student loans not previously included in the gain on sale calculation.

        The following table summarizes the components of servicing and securitization revenue:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Servicing revenue	$77	$70	$152	$135
Securitization revenue, before Embedded Floor Income	43	5	86	33

Servicing and securitization revenue, before Embedded Floor Income	120	75	238	168
Embedded Floor Income	17	105	37	207

Total servicing and securitization revenue	$137	$180	$275	$375

Average off-balance sheet student loans	$37,811	$32,250	$36,527	$31,326

        Servicing and securitization revenue totaled $137 million or 1.45 percent of the average balance of securitized loans in the second quarter of 2003 versus $180 million or 2.24 percent in the year-ago quarter. Servicing and securitization revenue totaled $275 million or 1.52 percent of the average balance of securitized loans in the six months ended June 30, 2003 versus $375 million or 2.41 percent in the year-ago period.

        Fluctuations in servicing and securitization revenue are generally driven by Floor Income earned on the off-balance sheet student loans in a given period that was not previously recognized in the gain on sale calculation, and by the average balance and mix of the securitized loan portfolio. The decrease in Floor Income recognized in servicing and securitization revenue in the three and six months ended June 30, 2003 versus the year-ago periods is due to the increase in the amount of Floor Income recognized in the initial gain calculation, which totaled $40 million and $61 million for the three and six months ended June 30, 2003, respectively, versus none in the three and six months ended June 30, 2002. Embedded Floor Income is also reduced by payments on Floor Income Contracts where the offsetting Floor Income was recognized in the initial gain on sale calculation. Such payments totaled $25 million and $38 million for the three and six months ended June 30, 2003, respectively, versus none for the three and six months ended June 30, 2002. The increase in servicing and securitization revenue before Embedded Floor Income is due to the increase in the average balance of off-balance sheet student loans.

Losses on Sales of Securities, Net

        We recognized losses on sales of securities of $26 million and $37 million for the three months ended June 30, 2003 and 2002, respectively, and $108 million and $126 million for the six months ended June 30, 2003 and 2002, respectively. These losses included losses on terminated or expired Eurodollar future contracts of $3 million and $35 million for the three months ended June 30, 2003 and 2002, respectively, and $4 million and $88 million for the six months ended June 30, 2003 and 2002, respectively. These futures contracts were primarily used to economically hedge Floor Income, but did not meet the hedge effectiveness tests under SFAS No. 133. Unrealized gains and losses on these contracts that were previously recorded through the derivative market value adjustment were reversed. In addition, we terminated written Floor Income Contracts and recognized losses of $19 million and $88 million for the three and six months ended June 30, 2003. Losses totaling $69 million were related to GSE obligations that were terminated and reinstated in a non-GSE subsidiary of SLM Corporation in connection with the Wind-Down of the GSE. There were no such losses in 2002.

        Also in the three and six months ended June 30, 2003 and 2002, we invested a portion of the cash earned from Floor Income and refinanced certain debt obligations with longer term debt obligations that had lower interest rates. In connection with these refinancings, we closed out certain derivatives that were matched with the extinguished debt instruments prior to their maturity and recognized losses on sales of securities of $1 million and $12 million for the three months ended June 30, 2003 and 2002, respectively, and $13 million and $47 million for the six months ended June 30, 2003 and 2002, respectively.

Guarantor Servicing Fees, Debt Management Fees and Other Income

        The following table summarizes the components of guarantor servicing fees, debt management fees and other income for the three and six months ended June 30, 2003 and 2002.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Guarantor servicing and debt management fees:
Guarantor servicing fees	$33	$36	$74	$67
Debt management fees	52	42	111	89

Total guarantor servicing and debt management fees	$85	$78	$185	$156

Other income:
Late fees	$15	$14	$31	$29
Third party servicing fees	14	14	28	29
Mortgage and consumer loan fees	15	2	21	4
Other	9	15	21	27

Total other income	$53	$45	$101	$89

        The $7 million and $29 million increase in guarantor servicing and debt management fees in the three and six months ended June 30, 2003, respectively, versus the year-ago periods is due to the growth in the debt management services business. This increase was offset by a $7 million reduction in default portfolio management fees earned when defaulted FFELP Stafford loans were consolidated with other lenders. In the second quarter of 2003, there was a decrease in such consolidations because the FDLP suspended Consolidation Loan disbursements to allow borrowers to take advantage of the new lower interest rate that took effect on July 1. These fees will be recognized when the loans are processed by the DOE in the third quarter of 2003.

        The $8 million and $12 million increase in other income for the three and six months ended June 30, 2003, respectively, versus the year-ago periods, is mainly attributed to an increase in gains on sales of mortgage loans due to the acquisition of Pioneer Mortgage in the second quarter of 2003.

OPERATING EXPENSES

        The following table summarizes the components of operating expenses:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Servicing and acquisition expenses	$120	$101	$240	$205
General and administrative expenses	70	67	129	130

Total operating expenses	$190	$168	$369	$335

        The $22 million and $34 million increase in operating expenses for the three and six months ended June 30, 2003, respectively, versus the year-ago periods can mainly be attributed to an increase in mortgage operating expenses due to the acquisition of Pioneer Mortgage in the second quarter of 2003, increased servicing expenses consistent with the growth in borrowers, and severance costs for an information technology outsourcing initiative. For the six months ended June 30, 2003, we also recognized $9 million in the first quarter of 2003 for servicing adjustments related to an underbilling error.

STUDENT LOAN ACQUISITIONS

        The following tables summarize the components of our student loan acquisition activity for the three and six months ended June 30, 2003 and 2002.

	Three months ended June 30, 2003
	FFELP	Private	Total
Preferred Channel	$3,034	$686	$3,720
Other commitment clients	117	—	117
Spot purchases	384	—	384
Consolidations from third parties	167	—	167
Consolidations from securitized trusts	617	—	617
Capitalized interest and other	250	21	271

Total on-balance sheet student loan acquisitions	4,569	707	5,276
Consolidations to SLM Corporation from securitized trusts	(617)	—	(617)
Capitalized interest and other — securitized trusts	145	3	148

Total Managed student loan acquisitions	$4,097	$710	$4,807

	Three months ended June 30, 2002
	FFELP	Private	Total
Preferred Channel	$2,755	$507	$3,262
Other commitment clients	152	—	152
Spot purchases	340	2	342
Consolidations from third parties	310	—	310
Consolidations from securitized trusts	781	—	781
Capitalized interest and other	231	17	248

Total on-balance sheet student loan acquisitions	4,569	526	5,095
Consolidations to SLM Corporation from securitized trusts	(781)	—	(781)
Capitalized interest and other — securitized trusts	148	—	148

Total Managed student loan acquisitions	$3,936	$526	$4,462

	Six months ended June 30, 2003
	FFELP	Private	Total
Preferred Channel	$6,349	$1,528	$7,877
Other commitment clients	173	—	173
Spot purchases	437	—	437
Consolidations from third parties	798	—	798
Consolidations from securitized trusts	1,950	—	1,950
Capitalized interest and other	514	39	553

Total on-balance sheet student loan acquisitions	10,221	1,567	11,788
Consolidations to SLM Corporation from securitized trusts	(1,950)	—	(1,950)
Capitalized interest and other — securitized trusts	304	13	317

Total Managed student loan acquisitions	$8,575	$1,580	$10,155

	Six months ended June 30, 2002
	FFELP	Private	Total
Preferred Channel	$5,560	$1,111	$6,671
Other commitment clients	205	—	205
Spot purchases	495	6	501
Consolidations from third parties	727	—	727
Consolidations from securitized trusts	1,371	—	1,371
Capitalized interest and other	493	43	536

Total on-balance sheet student loan acquisitions	8,851	1,160	10,011
Consolidations to SLM Corporation from securitized trusts	(1,371)	—	(1,371)
Capitalized interest and other — securitized trusts	341	—	341

Total Managed student loan acquisitions	$7,821	$1,160	$8,981

        We originated and purchased $4.8 billion and $10.2 billion of student loans in the three and six months ended June 30, 2003, respectively, versus $4.5 billion and $9.0 billion of student loans in the three and six months ended June 30, 2002, respectively. In both June 2003 and 2002, we delayed the processing of disbursement for Consolidation Loans to allow borrowers to take advantage of lower interest rates that took effect on July 1.

        Our Preferred Channel Originations totaled $1.9 billion and $6.8 billion in the three and six months ended June 30, 2003, respectively, versus $1.6 billion and $5.6 billion in the three and six months ended June 30, 2002. The pipeline of loans currently serviced on our servicing systems and committed for purchase by us was $4.4 billion at June 30, 2003 versus $4.0 billion at June 30, 2002.

        The following table summarizes the activity in our Managed portfolio of student loans for the three and six months ended June 30, 2003 and 2002.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Beginning balance	$80,719	$73,456	$78,124	$71,726
Acquisitions	4,388	4,066	9,285	8,104
Capitalized interest and other	419	396	870	877
Repayments and claims	(1,993)	(1,918)	(4,081)	(4,045)
Activity in the allowance for student loan losses	(5)	28	(24)	11
Loans consolidated from SLM Corporation	(414)	(471)	(1,060)	(1,116)

Ending balance	$83,114	$75,557	$83,114	$75,557

LEVERAGED LEASES

        At June 30, 2003, we had investments in leveraged and direct financing leases, net of impairments, totaling $198 million that are general obligations of three commercial airlines and Federal Express Corporation. The aircraft financing business continues to be adversely affected by the slowdown in the commercial aircraft industry that began in early 2001 and was exacerbated by the terrorist attacks of September 11, 2001 and the war in Iraq. While aircraft passenger volume stabilized in the second quarter, the decline in volume since 2001 has resulted in the grounding of a significant number of aircraft. In the second quarter of 2003, we restructured two of our leases with American Airlines and we now account for these as direct financing leases. In connection with this restructuring we wrote down the net asset value of these leases and reduced unearned income by $8 million. There was no effect on current income, but future earnings from these aircraft will be reduced by $8 million. We will continue to monitor these investments given the continued uncertainty surrounding the airline industry. Based on an analysis of the expected losses on certain leveraged leases plus the increase in incremental tax obligations related to forgiveness of debt obligations and/or the taxable gain on the sale of the aircraft, our remaining exposure to the airline industry is $125 million.

FEDERAL AND STATE TAXES

        The Company is subject to federal and state taxes, while the GSE is exempt from all state, local and District of Columbia income, franchise, sales and use, personal property and other taxes, except for real property taxes. Our effective tax rate for the six months ended June 30, 2003 and 2002 was 35 percent and 36 percent, respectively. The reduction in the effective tax rate in 2003 was due to the reversal of certain accrued state taxes.

EFFECTS OF SFAS NO. 133—DERIVATIVE ACCOUNTING

        SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. We believe that our derivatives are effective economic hedges and they are a critical element of our interest rate risk management strategy. However, under SFAS No. 133, some of our derivatives, primarily Floor Income Contracts, certain Eurodollar futures contracts, and certain basis swaps, are considered ineffective hedges, as further discussed below. In these instances, the derivatives are classified as "trading" derivatives for GAAP purposes and marked-to-market each quarter. The period to period change in the fair value of these derivatives is recorded through the derivative market value adjustment in the income statement with no consideration for the corresponding change in fair value of the hedged item. The derivative market value adjustment is caused by interest rate volatility and changing credit spreads during the period and the volume and term of derivatives not receiving hedge accounting treatment.

        Our Floor Income Contracts are written options. SFAS No. 133's hedge criteria regarding effectiveness when using written options is more stringent than other hedging relationships. Because the paydown of principal of the student loans underlying the Embedded Floor Income in our student loans does not exactly match the change in the notional amount of our written Floor Income Contracts, the written Floor Income Contracts do not qualify as effective hedges under SFAS No. 133. We believe that the Floor Income Contracts effectively fix the amount of Floor Income we will earn over the contract period, thus eliminating the timing and uncertainty associated with Floor Income for that period. Under SFAS No. 133, the upfront payment is deemed a liability and changes in fair value are recorded through income throughout the life of the contract. The change in the value of Floor Income Contracts is caused by changing interest rates that cause the underlying student loans to earn more or less Floor Income, which is transferred to the counterparties. The change in the market value of the Floor Income Contracts is economically offset by the change in value of the student loan portfolio earning Floor Income, but that offsetting change in student loan value is not recognized under SFAS No. 133. We use Eurodollar futures contracts to hedge the value of the student loan portfolio earning Floor Income until we are able to sell the Floor Income Contracts. Due to the basis mismatch and similar issues discussed above related to the Floor Income Contracts, the Eurodollar futures contracts do not qualify as effective hedges under SFAS No. 133. We believe such contracts are effective economic hedges.

        Basis swaps are used to convert the floating rate debt from one interest rate index to another to match the interest rate characteristics of the assets. We primarily use basis swaps to change the index of our fixed rate and LIBOR-based debt, to better match the cash flows of our student loan assets that are indexed to commercial paper or the Treasury bill. SFAS No. 133 requires that the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk and do not meet this effectiveness test, because student loans can earn at either a variable or a fixed interest rate depending on market interest rates. We also have basis swaps that do not meet the SFAS No. 133 effectiveness test that economically hedge off-balance sheet instruments. As a result, these swaps are recorded at fair value with subsequent changes in value reflected in the income statement.

        In the second quarter of 2003, we recognized $84 million of net, pre-tax mark-to-market losses due to the net impact of SFAS No. 133 derivative accounting versus $230 million of net, pre-tax losses in the second quarter 2002. Prior to the adoption of SFAS No. 133, we did not mark our derivatives and hedged items to market. Gains or losses on closed derivative positions that qualified as hedges were amortized over the life of the hedged item whereas under SFAS No. 133, certain of these positions do not qualify as hedges and the related gains and losses are recorded immediately. We also recognized upfront cash paid or received from derivatives, primarily from Floor Contracts, ratably as an expense or revenue over the life of the hedged item. Under SFAS No. 133 these upfront payments or receipts are recorded as assets or liabilities and marked-to-market over the life of the contract.

        The table below quantifies the impact of SFAS No. 133 derivative accounting on our net income for the three and six months ended June 30, 2003 and 2002 when compared with the accounting principles employed in all years prior to the SFAS No. 133 implementation.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Impact of Derivative Accounting under SFAS No. 133, per Income Statement
Derivative market value adjustment in other income	$(29)	$(177)	$85	$111
Amortization of unrealized losses due to SFAS No. 133 transition, recorded through net interest income	(1)	(4)	(2)	(7)
Derivative losses realized in losses on sale of securities	(21)	(19)	(30)	(22)

Total impact of derivative accounting under SFAS No. 133, per income statement	(51)	(200)	53	82
Adjustments Related to pre-SFAS No. 133 Accounting
Amortization of premiums on Floor Income Contracts and interest rate caps in net interest income	(39)	(32)	(80)	(64)
Amortization of realized derivative losses in net interest income	6	2	10	12

Total adjustments related to pre-SFAS No. 133 accounting	(33)	(30)	(70)	(52)

Total net impact of SFAS No. 133 to income statement	$(84)	$(230)	$(17)	$30

        The derivative market value adjustment is principally caused by interest rate volatility and changing spreads between indices during the period and the notional volume and term of derivatives not receiving hedge accounting treatment. The losses from the derivative market value adjustment in the three months ended June 30, 2003 and 2002 were primarily due to decreasing interest rates since the preceding quarter resulting in a loss related to our Floor Income Contracts and futures contracts. The change in the market value of these contracts was economically offset by the change in value of the student loan portfolio earning Floor Income. However, this offsetting change in value is not recognized under SFAS No. 133. The loss in the second quarter of 2003 was partially offset by the termination of certain Floor Income Contracts whereby $19 million of unrealized losses that were previously recognized in the derivative market value adjustment were reclassified to losses on sales of securities in the second quarter of 2003.

ALTERNATIVE PERFORMANCE MEASURES

        In addition to evaluating our GAAP-based data, management, credit rating agencies, lenders and analysts also evaluate us on certain non-GAAP-based performance measures, which we refer to as "core cash" performance measures. Under these non-GAAP-based performance measures, management analyzes the student loan portfolio on a Managed Basis and treats securitization transactions as financings versus sales. As such, the securitization gain on sale and subsequent servicing and securitization revenue is eliminated from income, and net interest income from securitized loans is recognized. When producing these non-GAAP-based performance measures we also eliminate the benefit of Floor Income and use pre-SFAS No. 133 accounting for our derivative transactions, treating all of them as effective hedges and eliminating the periodic derivative market value adjustments. We also exclude certain transactions that management does not consider part of our core business, such as gains or losses on certain sales of securities and derivative contracts and the amortization of acquired intangible assets. We recognize the amortization of the upfront payments received from Floor Income Contracts. We also periodically use Floor Income to repurchase common stock and to facilitate the refinancing of debt and derivatives on more favorable terms.

        For the three and six months ended June 30, 2003 and 2002, the effect of these performance measures on pre-tax GAAP earnings are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Non-GAAP Performance Measures:
Treatment of securitizations as financings versus sales	$249	$(18)	$516	$20
Floor Income on Managed loans	103	191	176	373
Net impact of derivative accounting	(84)	(230)	(17)	30
Losses on sales of securities	(4)	(18)	(77)	(105)
Amortization of acquired intangibles	(7)	(6)	(14)	(12)

Total non-GAAP performance measures	$257	$(81)	$584	$306

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Managed Basis student loan yield	4.31%	5.10%	4.37%	5.13%
Consolidation Loan Rebate Fees	(.35)	(.25)	(.34)	(.24)
Offset Fees	(.04)	(.06)	(.04)	(.06)
Borrower benefits	(.12)	(.11)	(.11)	(.12)
Premium and origination fee amortization	(.11)	(.28)	(.14)	(.27)

Managed Basis student loan net yield	3.69	4.40	3.74	4.44
Managed Basis student loan cost of funds	(1.76)	(2.53)	(1.81)	(2.57)

Managed Basis student loan spread	1.93%	1.87%	1.93%	1.87%

Average Balances
Managed student loans	$81,984	$74,518	$80,693	$73,638

        The increase in the Managed Basis student loan spread for the three and six months ended June 30, 2003 versus the year-ago periods was due primarily to lower student loan premium amortization and to the increase in the percentage of private credit student loans in the Managed student loan portfolio, partially offset by higher Consolidation Loan Rebate Fees. The lower premium amortization is driven by the significant increase in Consolidation Loans as a percentage of the Managed portfolio of student loans, and the amortization of the loan discount in private credit student loans. Consolidation Loans have a significantly longer average life compared to a typical Stafford/PLUS loan, which lengthens the premium amortization period. Lower premium expense was also due to lower premium write-offs from the consolidation of our student loans by the FDLP and other competitors as they suspended disbursements for new consolidations. The year-to-date Managed Basis student loan spread also benefited from the increase in Managed private credit student loans of 39 percent over the year-ago period. These loans are subject to much higher credit risk than federally guaranteed student loans and therefore earn higher spreads, which in the three and six months ended June 30, 2003 was

5.02 percent and 4.93 percent, respectively. The provision for private credit loan losses is not included in the spread. The increase in Consolidation Loan Rebate Fees reduced the three and six months ended June 30, 2003 student loan spread by 10 basis points when compared to each of the corresponding year-ago periods. The prior year's quarterly spread also benefited from higher amortization of upfront payments under Floor Income Contracts.

Allowance for Private Credit Student Loan Losses—Managed Basis

        An analysis of our Managed allowance for loan losses for private credit student loans for the three and six months ended June 30, 2003 and 2002 is presented in the following table.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Balance at beginning of period	$218	$206	$194	$193
Provision for Managed private credit student loan losses	27	18	59	31
Other	—	(44)	7	(33)
Charge-offs	(19)	(14)	(36)	(26)
Recoveries	2	1	4	2

Charge-offs, net of recoveries	(17)	(13)	(32)	(24)

Balance at end of period	$228	$167	$228	$167

Net charge-offs as a percentage of average Managed private credit student loans (annualized)	.93%	1.05%	.93%	1.01%
Net charge-offs as a percentage of average Managed private credit student loans in repayment (annualized)	1.88%	1.86%	1.82%	1.66%
Private credit allowance as a percentage of average Managed private credit student loans	3.21%	3.36%	3.37%	3.51%
Private credit allowance as a percentage of the ending balance of Managed private credit student loans	3.15%	3.21%	3.15%	3.21%
Private credit allowance as a percentage of Managed private credit student loans in repayment	6.29%	5.77%	6.29%	5.77%
Average balance of Managed private credit student loans in repayment	$3,519	$2,804	$3,464	$2,912
Average balance of Managed private credit student loans	$7,101	$4,973	$6,769	$4,770
Ending balance of Managed private credit student loans	$7,249	$5,217	$7,249	$5,217

        The increase in the allowance for Managed private credit student loans of $61 million, or 37 percent, over the year-ago period is mainly due to a 36 percent increase in Managed private credit student loan acquisitions for the six months ended June 30, 2003 versus the year-ago period.

        We defer origination fees and recognize them over the average life of the related pool of loans as a component of interest income. At June 30, 2002, we reclassified $48 million of unamortized origination fees from the allowance for private credit student loan losses to student loan discounts, which are netted with student loan premiums on the balance sheet. The reclassification is included with "other" in the table above. The unamortized balance of deferred origination fee revenue at June 30, 2003 and 2002 was $126 million and $72 million, respectively.

Delinquencies—Managed Basis

        The table below shows our private credit student loan delinquency trends as of June 30, 2003 and 2002 on a Managed Basis. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	June 30,
	2003		2002
(Dollars in millions)
	Balance	%	Balance	%
Loans in-school/grace/deferment[1]	$3,202		$2,026
Loans in forbearance[2]	418		290
Loans in repayment and percentage of each status:
Loans current	3,356	92%	2,648	91%
Loans delinquent 30-59 days[3]	110	3	117	4
Loans delinquent 60-89 days	62	2	50	2
Loans delinquent 90 days or greater	101	3	86	3

Total Managed loans in repayment	3,629	100%	2,901	100%

Total Managed private credit student loans	7,249		5,217
Managed private credit student loan allowance for losses	(228)		(167)

Managed private credit student loans, net	$7,021		$5,050

Percentage of Managed private credit student loans in repayment	50%		56%

Delinquencies as a percentage of private credit student loans in repayment	8%		9%

1
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation. These amounts include loans for borrowers with in-school forbearance that prior to March 31, 2003 were included as loans in forbearance for hardship and other factors. In-school forbearances totaled $100 million and $9 million, respectively, at June 30, 2003 and 2002.

2
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

3
The period of delinquency is based on the number of days scheduled payments are contractually past due.

LIQUIDITY AND CAPITAL RESOURCES

        A primary funding objective is to maintain our student loan spread by continuing to match the interest rate characteristics of our assets and liabilities. As we continue to wind down the GSE, we must broaden our already diverse funding sources to ensure that we have sufficient liquidity to refinance our GSE debt and meet the ongoing financing needs of the business. In the second quarter of 2003, we introduced three new sources of long-term financing that diversified the types of funding and broadened our investor base. (See "New Sources of Financing" below.)

        Currently our primary sources of liquidity are through debt issuances by the GSE and off-balance sheet financings through securitizations. We supplement these sources through borrowings under our commercial paper and medium-term note programs, other senior note issuances, and cash generated by our subsidiaries and distributed through dividends to the Company. Our Managed borrowings along with the average interest rate for the three and six months ended June 30, 2003 and 2002 are broken down as follows:

	Three months ended June 30,				Six months ended June 30,
	2003		2002		2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
GSE	$39,106	1.84%	$45,803	2.48%	$40,624	1.86%	$46,444	2.53%
Non-GSE	11,110	2.16	3,690	3.06	9,410	2.33	3,308	2.71
Securitizations (on-balance sheet)	2,017	1.45	—	—	1,014	1.45	—	—
Securitizations (off-balance sheet)	38,359	1.86	32,216	2.75	37,077	1.92	31,241	2.85

Total	$90,592	1.88%	$81,709	2.61%	$88,125	1.93%	$80,993	2.66%

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

Securitization Activities

        Since the establishment of our program in 1995, securitization of student loans has been the primary source of non-GSE long-term funding for our Managed portfolio of student loans. In the first six months of 2003, we completed eight securitization transactions totaling $13.1 billion versus three transactions totaling $5.0 billion in student loans in the first six months of 2002. At June 30, 2003, $40.1 billion or 48 percent of our Managed student loans outstanding were in off-balance sheet securitized trusts. As mentioned above, we completed two Consolidation Loan securitizations and one private credit securitization in the second quarter of 2003. These transactions continued to build market acceptance for these two asset classes that were first securitized in the fourth quarter of 2002. We expect to accelerate and diversify our securitization activity as we refinance long-term GSE debt in connection with the GSE Wind-Down.

Non-GSE Unsecured On-Balance Sheet Financing Activities

        While the securitization market has been the core of our long-term financing strategy, we have also been escalating and diversifying our non-GSE funding sources such as commercial paper, bank lines of credit, underwritten long-term debt, and global and medium-term note programs. The following table shows the senior unsecured credit ratings on our non-GSE debt from the major rating agencies.

	S&P	Moody's	Fitch
Short-term unsecured debt	A-1	P-1	F-1+
Long-term unsecured debt	A	A-2	A+

        The table below presents our non-GSE unsecured on-balance sheet funding by funding source for the three and six months ended June 30, 2003 and 2002.

	Debt issued for three months ended June 30,		Debt issued for six months ended June 30,		Outstanding at June 30,
	2003	2002	2003	2002	2003	2002
Commercial paper	$791	$1,888	$8,285	$13,324	$—	$326
Convertible debentures	1,980	—	1,980	—	1,981	—
Retail medium-term notes (EdNotes)	149	—	227	—	227	—
Euro medium-term notes	579	—	579	—	579	—
Extendible notes	999	—	999	—	999	—
Global notes	2,404	—	4,649	—	6,352	—
Medium-term notes	—	846	—	1,611	4,141	3,729

Total	$6,902	$2,734	$16,719	$14,935	$14,279	$4,055

New Sources of Financing

        In the second quarter of 2003, we completed a private offering of convertible debentures and launched our Euro Notes and Extendible Notes programs.

        In May 2003, we completed a private offering of $2 billion aggregate principal amount of 32-year unsecured senior convertible debentures that are convertible, under certain conditions, into shares of SLM common stock, at an initial conversion price of $65.98. The investors generally can only convert the debentures if the Company's stock price has appreciated to 130 percent of the conversion price for a prescribed period, or the Company calls the debentures. The convertible debentures bear interest at a floating rate equal to three-month LIBOR minus ..05 percent, until July 25, 2007, after which the debentures can pay additional contingent interest under certain circumstances. Beginning on July 25, 2007, we may call the debentures and the investors may put the debentures, subject to certain conditions. In 2007 the convertible debentures potentially could be dilutive to earnings per share, which would be calculated using the "if converted" method.

        In the second quarter of 2003, we issued €500 million of Euro denominated debt. The debt matures in July 2008 and pays interest at a fixed rate of 3.25 percent. Concurrently with the issuance of the Euro debt, we entered into a cross currency swap which converts (i) all Euro denominated fixed rate interest payments on the debt into dollar denominated variable rate 3 month LIBOR interest payments, (ii) initial net proceeds of this issuance into U.S. dollars and (iii) the principal maturity payment amount of €500 million to $585 million. Through the use of the cross currency swap agreement, we hedged our foreign currency exchange rate risk on this transaction.

        In the second quarter of 2003, we issued $1 billion of Extendible Notes that pay a variable rate of interest of 1-month LIBOR plus an escalating spread. The initial maturity date of the notes is May 2004. Every month, beginning the month after the date of issuance, the noteholders have the option to extend the note's maturity date for another 13 months from the date the noteholder makes such an extension election. Upon the noteholder failing to make such an extension election the notes will be due 13 months after such failed election. The notes may be called by the Company beginning in May 2006.

Cash Flows

        During the first six months of 2003, we used the proceeds from student loan securitizations of $8.7 billion, and repayments and claim payments on student loans of $2.3 billion to acquire student loans either through purchase or origination ($9.8 billion) or through loan consolidations ($2.0 billion) from our securitized trusts and to repurchase $659 million of the Company's common stock.

        Operating activities used net cash of $371 million in the first six months of 2003, an increase of $135 million from the net cash outflows of $236 million in the first six months of 2002. Operating cash flow is driven by net income adjusted for various non-cash items such as gains and losses on sales of student loans and securities, the derivative market value adjustment and the provision for loan losses. Operating cash flow is also affected by the timing of the receipt or payment of cash for other assets and liabilities and by the amount of Floor Income received in the quarter.

        During the first six months of 2003, the Company issued $17.3 billion of long-term notes, of which $8.8 billion was issued by the GSE and $8.5 billion was issued by SLM Corporation, to refund maturing debt obligations and finance the acquisition of student loans. At June 30, 2003, the Company had $28.0 billion of long-term debt, of which $10.0 billion is an obligation of the GSE and $18.0 billion is an obligation of SLM Corporation, including bonds in the VIEs totaling $4.2 billion. $3.9 billion of the GSE's long-term debt had stated maturities that could be accelerated through call provisions and $1.3 billion of SLM Corporation's long-term debt had stated maturities that could be accelerated through call provisions.

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

        The following table shows funding by index, after considering the effects of derivatives, of our asset-backed securities at June 30, 2003:

(Dollars in billions)
Index	Amount
LIBOR	$34.4
91-day Treasury bill	8.0
Auction Rate	1.9
Commercial paper	.5

Total Variable Rate	44.8
Fixed Rate	.9

Total	$45.7

        There were also $3.1 billion of PLUS student loans in the trusts that are funded by asset-backed securities indexed to LIBOR or the 91-day Treasury bill. We hedge our off-balance sheet basis risk through on-balance sheet derivatives, the effect of which is included in the "Interest Rate Gap Analysis" below as the impact of securitized student loans.

        In the table below, the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at June 30, 2003 and is not necessarily reflective of positions that existed throughout the period.

	Interest Rate Sensitivity Period
	3 months or less	3 months to 6 months	6 months to 1 year	1 to 2 years	2 to 5 years	Over 5 years
Assets
Student loans	$42,335	$214	$444	$—	$—	$—
Academic facilities financings and other loans	332	143	236	66	69	331
Cash and investments	5,429	9	3	75	664	1,011
Other assets	1,677	62	125	280	644	4,034

Total assets	49,773	428	808	421	1,377	5,376

Liabilities and Stockholders' Equity
Short-term borrowings	17,790	829	6,001	—	—	—
Long-term notes	14,566	—	—	4,999	4,158	4,326
Other liabilities	2,040	—	—	—	—	1,108
Stockholders' equity	—	—	—	—	—	2,366

Total liabilities and stockholders' equity	34,396	829	6,001	4,999	4,158	7,800

Period gap before adjustments	15,377	(401)	(5,193)	(4,578)	(2,781)	(2,424)
Adjustments for Derivatives and Other Financial Instruments
Interest rate derivatives	(9,315)	525	780	5,647	928	1,435

Total derivatives and other financial instruments	(9,315)	525	780	5,647	928	1,435

Period gap	$6,062	$124	$(4,413)	$1,069	$(1,853)	$(989)

Cumulative gap	$6,062	$6,186	$1,773	$2,842	$989	$—

Ratio of interest-sensitive assets to interest-sensitive liabilities	148.6%	44.1%	11.4%	2.8%	17.6%	31.0%

Ratio of cumulative gap to total assets	10.4%	10.6%	3.0%	4.9%	1.7%	—%

Average Terms to Maturity

        The following table reflects the average terms to maturity for our Managed earning assets and liabilities at June 30, 2003 (in years):

	On-Balance Sheet	Off-Balance Sheet	Managed
Earning assets
Student loans	7.3	6.9	7.1
Academic facilities financings and other loans	7.6	—	7.6
Cash and investments	2.1	—	2.1

Total earning assets	6.6	6.9	6.7

Borrowings
Short-term borrowings	.3	—	.3
Long-term borrowings	6.8	6.9	6.9

Total borrowings	3.5	6.9	5.0

        In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 2.1 years. As student loans are securitized, the need for long-term on-balance sheet financing will decrease.

        Long-term debt issuances likely to be called have been categorized according to their call dates rather than their maturity dates.

Common Stock

        We repurchased 12.1 million shares during the second quarter of 2003 through equity forward settlements and open market purchases and issued 5.8 million shares as a result of the exercise of stock warrants and a net 2.2 million shares related to benefit plans. We repurchased 20.1 million shares during the six months ended June 30, 2003 through equity forward settlements and open market purchases and issued 5.8 million shares as a result of the exercise of stock warrants and a net 7.0 million shares related to benefit plans. At June 30, 2003, the total common shares that could potentially be acquired over the next four years under outstanding equity forward contracts was 33.1 million shares at an average price of $34.44 per share. We have remaining authority to enter into additional share repurchases and equity forward contracts for 25.7 million shares.

        In May 2003, the Board of Directors voted to increase our regular quarterly dividend on common stock from the previously announced $.08 per share to $.17 per share. The new dividend was first paid on June 20, 2003 to shareholders of record on June 8, 2003.

        In May 2003, the Board of Directors approved a three-for-one split of our common stock to be effected in the form of a stock dividend. The additional shares were distributed on June 20, 2003, for all shareholders of record on June 6, 2003. All share and per share amounts presented have been retroactively restated for the stock split. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from additional paid-in capital to common stock the par value of the additional shares issued as a result of the stock split.

        The following table summarizes our common share repurchase and equity forward activity for the three and six months ended June 30, 2003 and 2002.

	Three months ended June 30,		Six months ended June 30,
(Common shares in millions)
	2003	2002	2003	2002
Common shares repurchased:
Open market	1.6	—	5.0	—
Equity forwards	10.5	4.7	15.1	9.2

Total shares repurchased	12.1	4.7	20.1	9.2

Average purchase price per share	$30.06	$23.57	$29.71	19.57

Equity forward contracts:
Outstanding at beginning of period	31.2	29.2	28.7	33.7
New contracts	12.4	—	19.5	—
Exercises	(10.5)	(4.7)	(15.1)	(9.2)

Outstanding at end of period	33.1	24.5	33.1	24.5

Remaining repurchase authority at end of period	25.7	37.0	25.7	37.0

        As of June 30, 2003, the expiration dates and range of purchase prices for outstanding equity forward contracts were as follows:

Year of Maturity	Outstanding Contracts	Range of Market Prices
	(in millions)
2004	3.0	$26.02 - $30.70
2005	12.0	27.47 - 40.17
2006	14.3	33.82 - 41.09
2007	3.8	37.70

	33.1

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also outlines new accounting for equity forward contracts. Under SFAS No. 150, equity forward contracts that allow a net settlement option either in cash or the Company's stock are required to be accounted for in accordance with SFAS No. 133 as derivative financial instruments. Those equity forward contracts that require physical settlement only (cash for shares) must be accounted for as a liability or as an asset in certain circumstances. Our existing contracts provide for physical settlement, net share or net cash settlement options. As a result, for equity forward contracts entered into after June 1, 2003, we account for our equity forward contracts as derivatives in accordance with SFAS No. 133 and record the change in fair value through earnings. In accordance with SFAS No. 150, equity forward contracts that we entered into prior to June 1, 2003 and outstanding at July 1, 2003, will be recorded at fair value on July 1, at which time, we will record a gain of $130 million which will be reflected as a "cumulative change in accounting principle." In the second quarter of 2003, we recognized a $2.3 million loss for equity forward contracts entered into in June 2003.

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

        The Privatization Act effectively requires that the GSE maintain a minimum statutory capital adequacy ratio (the ratio of the GSE's stockholders' equity to total assets plus 50 percent of the credit equivalent amount of certain off-balance sheet items) of at least 2.25 percent or be subject to certain "safety and soundness" requirements designed to restore such statutory ratio. While the GSE may not finance or guarantee the activities of its non-GSE affiliates, it may, subject to its minimum capital requirements, dividend retained earnings and surplus capital to SLM Corporation, which in turn may contribute such amounts to its non-GSE subsidiaries. At June 30, 2003, the GSE's statutory capital adequacy ratio was 7.62 percent.

        The GSE has also received guidance from the U.S. Department of the Treasury's Office of Sallie Mae Oversight ("OSMO") regarding safety and soundness considerations affecting its Wind-Down. As a result, in connection with any dividend declarations, the GSE will supplement the statutory minimum capital ratio requirement with a risk-based capital measurement formula. At June 30, 2003, the GSE's capital ratio under this measurement formula was 13.03 percent, which was above OSMO's minimum recommended level of 4.00 percent. Management does not expect the capital levels of our consolidated balance sheet to change as a result of this supplemental formula.

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

        In connection with the Wind-Down of the GSE, we must either securitize, sell, transfer or defease the GSE's assets by the Wind-Down date and retire or defease the GSE's debt obligations. The following table summarizes the GSE's asset sales (carrying value plus accrued interest) and transfers for the three and six months ended June 30, 2003 and 2002:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
FFELP/Consolidation student loan securitizations	$3,323	$1,528	$6,653	$5,113
Sale of on-balance sheet Variable Interest Entity consisting of Consolidation Loans securitized, net[1]	76	—	165	—
Private credit student loan sales[2]	2,603	523	3,364	523
Non-cash dividend of insurance and benefit plan related investments[3]	—	—	346	—

1
These asset sales are recorded net of debt issued. The GSE recognized gains on these sales of $260 million and $503 million for the three and six months ended June 30, 2003, respectively.

2
The private credit student loans were sold by the GSE to a subsidiary of SLM Corporation at fair market value and the GSE recognized gains on these sales of $98 million and $133 million for the three and six months ended June 30, 2003, respectively, and $28 million for both the three and six months ended June 30, 2002.

3
The GSE transferred $346 million of insurance and benefit plan related investments through a non-cash dividend to SLM Corporation.

OTHER RELATED EVENTS AND INFORMATION

        Several bills have recently been introduced in the U.S. House of Representatives that, if enacted into law, would permit borrowers with outstanding Consolidation Loans to refinance those loans at lower interest rates. At this time, the Company's management does not expect these bills to become law in their present form.

        Any legislation that permits borrowers to refinance existing Consolidation Loans at lower interest rates could significantly increase the rate of prepayments on the student loans and could have a materially adverse effect on the Company's financial condition and results of operations.

        In the fourth quarter of 2002, the Company discovered an error with the annual calculation of monthly payment amounts associated with variable interest rate Stafford, SLS, and PLUS loans. The error has caused approximately 1.1 million of the Company's serviced student loan accounts to amortize too quickly or slowly, i.e., not in accordance with their repayment term. The Company took voluntary remedial action by crediting the affected borrowers' accounts and took a $9 million charge for servicing adjustments in the first quarter of 2003 for the estimated interest credit. Substantially all payment amounts have been reset to the correctly amortizing amount and substantially all affected borrowers have been notified.

        The Company has reported this matter to the U.S. Department of Education (the "DOE") and has met with representatives of the DOE on several occasions to discuss the impact of the under-billing error on borrowers and the Company's remedial actions. The Company continues to discuss with the DOE the appropriateness of any further remedial actions.

        A lawsuit that seeks class action status for borrowers affected by the monthly payment calculation was filed in California State Court in July 2003 against the Company and certain of its affiliates. The complaint asserts claims under the California Business and Professions Code and other California statutory sections. The complaint further seeks certain injunctive relief and restitution. The Company believes that this action is without merit.

        Effective June 2, 2003, Mary K. Bush resigned from the Board of the Student Loan Marketing Association due to conflicts with her schedule.

        In addition, on July 31, 2003, following the death of Colin McMillan, the White House announced that it appointed Duane Acklie of Lincoln, Nebraska as Chairman of the Board of the Student Loan Marketing Association. Mr. Acklie is chairman of the Acklie Companies, a privately held trucking and logistics company. He also serves on the Board of the First National Bank Northeast.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

        The effect of short-term movements in interest rates on our results of operations and financial position has been limited through our interest rate risk management. The following tables summarize the effect on earnings for the three and six months ended June 30, 2003 and 2002 and the effect on fair values at June 30, 2003 and December 31, 2002, based upon a sensitivity analysis performed by us assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. We have chosen to show the effects of a hypothetical increase to interest rates, as an increase gives rise to a larger absolute value change to the financial statements. The effect on earnings was performed on our variable rate assets, liabilities and hedging instruments while the effect on fair values was performed on our fixed rate assets, liabilities and hedging instruments.

	Three months ended June 30, 2003				Three months ended June 30, 2002
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions, except per share amounts)
	$	%	$	%	$	%	$	%
Effect on Earnings
Increase/(decrease) in pre-tax net income before SFAS No. 133	$(68)	(11)%	$(72)	(12)%	$(93)	(25)%	$(155)	(41)%
SFAS No. 133 change in fair value	452	1,529	1,117	3,781	269	152	649	366

Increase in net income before taxes	$384	67%	$1,045	182%	$176	90%	$494	252%

Increase in diluted earnings per share	$.537	68%	$1.460	184%	$.241	93%	$.675	261%

	Six months ended June 30, 2003				Six months ended June 30, 2002
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions, except per share amounts)
	$	%	$	%	$	%	$	%
Effect on Earnings
Increase/(decrease) in pre-tax net income before SFAS No. 133	$(120)	(11)%	$(122)	(11)%	$(123)	(17)%	$(126)	(17)%
SFAS No. 133 change in fair value	452	533	1,117	1,317	269	241	649	582

Increase in net income before taxes	$332	27%	$995	82%	$146	17%	$523	61%

Increase in diluted earnings per share	$.462	28%	$1.384	83%	$.656	58%	$1.782	157%

	At June 30, 2003
		Interest Rates:
		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions)
	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Student loans	$45,281	$(585)	(1)%	$(1,283)	(3)%
Other earning assets	8,442	(119)	(1)	(326)	(4)
Other assets	6,821	(613)	(9)	(1,103)	(16)

Total assets	$60,544	$(1,317)	(2)%	$(2,712)	(4)%

Liabilities
Interest bearing liabilities	$53,139	$(522)	(1)%	$(1,511)	(3)%
Other liabilities	3,148	(364)	(12)	(422)	(13)

Total liabilities	$56,287	$(886)	(2)%	$(1,933)	(3)%

	At December 31, 2002
		Interest Rates:
		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions)
	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Student loans	$44,718	$(497)	(1)%	$(1,100)	(2)%
Other earning assets	6,248	(104)	(2)	(279)	(4)
Other assets	4,643	(391)	(8)	(693)	(15)

Total assets	$55,609	$(992)	(2)%	$(2,072)	(4)%

Liabilities
Interest bearing liabilities	$48,974	$(418)	—%	$(1,221)	(1)%
Other liabilities	3,063	(326)	(17)	(588)	(38)

Total liabilities	$52,037	$(744)	(1)%	$(1,809)	(3)%

        The Company follows a policy to minimize its sensitivity to changing interest rates by generally funding its floating rate student loan portfolio with floating rate debt. However, as discussed under "Student Loans-Floor Income and Student Loan Floor Income Contracts," in the current low interest rate environment, the FFELP student loan portfolio is earning Floor Income from the reduction in the variable rate liabilities funding student loans at the fixed borrower rate. Therefore, absent other hedges, in a low interest rate environment the hypothetical rise in interest rates in the above table has a greater adverse effect on earnings and fair values due to the reduction in potential Floor Income than in higher interest rate environments where the interest rate formula rises above the borrower rate and the student loans become a floating rate asset that is matched with floating rate debt.

        During the three and six months ended June 30, 2003, we locked-in a portion of Floor Income through the use of futures contracts that converted floating rate debt into fixed rate debt, to match the student loans earning at the fixed borrower rate. We also entered into Floor Income Contracts that do not receive hedge accounting under SFAS No. 133. The effect on the SFAS No. 133 change in fair value is mainly due to the effect of raising interest rates on Floor Income Contracts. (See "Effects of SFAS No. 133—Derivative Accounting.")

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

Item 4. Controls and Procedures

        The Company carried out an evaluation, as required by Securities Exchange Act of 1934 (the "Exchange Act") Rule 13a-15(b), under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Executive Vice President, Finance and Executive Vice President, Accounting and Risk Management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as of the end of the period covered by this report.

        Disclosure controls and procedures include internal controls and other procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission's (the "SEC") rules and forms. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance—and cannot guarantee—that it will succeed in its stated objectives.

        We monitor our disclosure controls and procedures and our internal controls and make modifications as necessary. By monitoring our control systems, we intend that they be maintained as dynamic systems that change as conditions warrant. The evaluation of our disclosure controls and procedures as of the end of the period covered by this report is performed on a quarterly basis so that the conclusions of management (including the Chief Executive Officer, Executive Vice President, Finance and Executive Vice President, Accounting and Risk Management) concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. In addition, our disclosure controls and procedures are evaluated on an ongoing basis by our internal auditors and by our Corporate Finance and Corporate Accounting Departments. As a result of such ongoing evaluations, we periodically make changes to our disclosure controls and procedures to improve the quality of our financial statements and related disclosures, including corrective actions to respond to identified reportable conditions.

        Based upon their evaluation, the Chief Executive Officer, Executive Vice President, Finance and Executive Vice President, Accounting and Risk Management, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information and in providing reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. In addition, during the period covered by this quarterly report, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The Company and various affiliates were defendants in a lawsuit brought by College Loan Corporation ("CLC") in the United States District Court for the Eastern District of Virginia. The complaint alleged various breach of contract and common law tort claims in connection with CLC's consolidation loan activities as well as various antitrust claims, including a claim that the Company entered into or attempted to enter into a combination with three credit reporting agencies to boycott CLC by not providing lists of student loan borrowers. The Complaint sought compensatory damages of at least $60,000,000.

        On April 4, 2003, CLC dismissed with prejudice all of the antitrust claims and the Court subsequently entered orders approving dismissal of these claims.

        On June 25, 2003, the Court granted the Company's motion for summary judgment on CLC's claims for conversion and civil conspiracy. On June 25, 2003, after five days of trial, the jury returned a verdict in favor of the Company on all remaining counts. CLC has since filed a notice of appeal.

Item 2. Changes in Securities

        Nothing to report.

Item 3. Defaults Upon Senior Securities

        Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's annual meeting of shareholders held on May 15, 2003, the following proposals were approved by the margins indicated:

        1.     To elect 15 directors to serve on the Company's Board of Directors for one-year terms or until their successors are elected and qualified.

	Number of Shares
	Votes For	Votes Withheld
Charles L. Daley	394,928,463	6,918,915
William M. Diefenderfer, III	397,270,497	4,576,881
Thomas J. Fitzpatrick	397,260,888	4,586,490
Edward A. Fox	397,318,863	4,528,515
Diane Suitt Gilleland	397,245,495	4,601,883
Earl A. Goode	397,256,328	4,591,050
Ann Torre Grant	394,906,389	6,940,989
Ronald F. Hunt	306,515,406	95,331,972
Benjamin J. Lambert, III	395,801,916	6,045,459
Albert L. Lord	397,295,799	4,551,579
Barry A. Munitz	397,238,898	4,608,480
A. Alexander Porter, Jr.	394,905,429	6,941,949
Wolfgang Schoellkopf	397,251,822	4,595,556
Steven L. Shapiro	394,920,195	6,927,183
Barry L. Williams	394,922,085	6,925,293

        2.     To amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock:

Number of Shares
Votes For	Votes Against	Abstain
372,034,425	27,462,807	2,350,146

        3.     To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for 2003.

Number of Shares
Votes For	Votes Against	Abstain
392,307,111	7,194,771	2,345,496

Item 5. Other Information

        Nothing to report.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The following exhibits are furnished or filed, as applicable.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Selected Financial Data
  (b)
  Reports on Form 8-K

        The Company filed or furnished two Current Reports on Form 8-K with the Commission during the quarter ended June 30, 2003 or thereafter. On May 29, 2003, the Company filed a Current Report in connection with its private offering under Rule 144A of the Securities Act of 1933 of $2 billion floating rate convertible senior debentures due 2035. In addition, on April 17, 2003, the Company furnished a Current Report in connection with the Company's press release announcing its earnings for the second quarter ended June 30, 2003 and its supplemental financial information for the same period.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)
By:	/s/ C.E. ANDREWS C.E. Andrews Executive Vice President, Accounting and Risk Management (Principal Accounting Officer and Duly Authorized Officer)

Date: August 13, 2003

APPENDIX A

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Federally insured student loans (net of allowance for losses of $47,693 and $45,133, respectively)	$30,719,406	$34,185,418
Private credit student loans (net of allowance for losses of $4,962 and $64,011, respectively)	531,064	2,633,466
Academic facilities financings and other loans	755,889	895,582
Investments
Trading	—	175
Available-for-sale	2,948,521	3,331,670
Other	44,346	452,095

Total investments	2,992,867	3,783,940
Cash and cash equivalents	300,761	410,503
Retained Interest in securitized receivables	2,691,252	2,068,076
Other assets	938,653	1,688,803

Total assets	$38,929,892	$45,665,788

Liabilities
Short-term borrowings	$24,023,679	$24,404,636
Long-term notes	10,020,992	16,446,818
Other liabilities	1,821,173	2,528,563

Total liabilities	35,865,844	43,380,017

Commitments and contingencies
Stockholder's equity
Common stock, par value $.20 per share, 250,000 shares authorized: 6,001 shares issued and outstanding	1,200	1,200
Additional paid-in capital	298,788	298,788
Accumulated other comprehensive income (net of tax of $398,535 and $355,949, respectively)	740,138	661,049
Retained earnings	2,023,922	1,324,734

Total stockholder's equity	3,064,048	2,285,771

Total liabilities and stockholder's equity	$38,929,892	$45,665,788

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Student loans	$331,068	$505,157	$688,270	$1,013,414
Academic facilities financings and other loans	11,071	14,752	22,620	33,667
Investments	29,899	37,950	56,246	73,243

Total interest income	372,038	557,859	767,136	1,120,324
Interest expense:
Short-term debt	98,845	147,816	188,642	316,765
Long-term debt	80,800	132,048	185,833	260,828

Total interest expense	179,645	279,864	374,475	577,593

Net interest income	192,393	277,995	392,661	542,731
Less: provision for losses	16,713	24,988	29,973	43,024

Net interest income after provision for losses	175,680	253,007	362,688	499,707

Other income:
Gains on student loan securitizations	228,151	13,759	464,788	58,019
Securitization revenue	56,883	111,086	119,054	240,859
Gains on sales of student loans to SLM Corporation	357,840	27,653	636,274	27,653
Losses on sales of securities, net	(5,987)	(42,562)	(75,004)	(131,661)
Derivative market value adjustment	37,698	(176,954)	178,324	111,397
Other	16,112	30,976	34,490	61,929

Total other income (loss)	690,697	(36,042)	1,357,926	368,196

Operating expenses:
Related party agreements	64,613	37,570	130,695	79,971
Other	(7,695)	8,968	(7,079)	20,647

Total operating expenses	56,918	46,538	123,616	100,618

Income before income taxes	809,459	170,427	1,596,998	767,285
Income taxes	280,229	57,698	551,547	266,412

Net income	$529,230	$112,729	$1,045,451	$500,873

Basic and diluted earnings per common share	$88	$19	$174	$83

Average common shares outstanding and common equivalent shares outstanding	6,001,000	6,001,000	6,001,000	6,001,000

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock Shares				Accumulated Other Comprehensive Income (Loss)
			Common Stock	Additional Paid-In Capital		Retained Earnings	Total Stockholder's Equity
	Issued	Outstanding
Balance at March 31, 2002	6,001,000	6,001,000	$1,200	$298,788	$560,631	$933,181	$1,793,800
Comprehensive income:
Net income						112,729	112,729
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax					(24,356)		(24,356)
Change in unrealized gains (losses) on derivatives, net of tax					855		855

Comprehensive income							89,228

Balance at June 30, 2002	6,001,000	6,001,000	$1,200	$298,788	$537,130	$1,045,910	$1,883,028

Balance at March 31, 2003	6,001,000	6,001,000	$1,200	$298,788	$654,903	$1,494,692	$2,449,583
Comprehensive income:
Net income						529,230	529,230
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax					81,757		81,757
Change in unrealized gains (losses) on derivatives, net of tax					3,478		3,478

Comprehensive income							614,465

Balance at June 30, 2003	6,001,000	6,001,000	$1,200	$298,788	$740,138	$2,023,922	$3,064,048

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock Shares
			Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholder's Equity
	Issued	Outstanding
Balance at December 31, 2001	6,001,000	6,001,000	$1,200	$298,800	$670,416	$545,037	$1,515,453
Comprehensive income:
Net income						500,873	500,873
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax					(162,793)		(162,793)
Change in unrealized gains (losses) on derivatives, net of tax					29,507		29,507

Comprehensive income							367,587
Redemption of preferred stock				(12)			(12)

Balance at June 30, 2002	6,001,000	6,001,000	$1,200	$298,788	$537,130	$1,045,910	$1,883,028

Balance at December 31, 2002	6,001,000	6,001,000	$1,200	$298,788	$661,049	$1,324,734	$2,285,771
Comprehensive income:
Net income						1,045,451	1,045,451
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax					74,372		74,372
Change in unrealized gains (losses) on derivatives, net of tax					4,717		4,717

Comprehensive income							1,124,540
Dividend:
Insurance and benefit plan related investments						(346,263)	(346,263)

Balance at June 30, 2003	6,001,000	6,001,000	$1,200	$298,788	$740,138	$2,023,922	$3,064,048

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2003	2002
Operating activities
Net income	$1,045,451	$500,873
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on student loan securitizations	(464,788)	(58,019)
Gains on sales of student loans to SLM Corporation	(636,274)	(27,653)
Losses on sales of securities, net	75,004	131,661
Derivative market value adjustment	(178,324)	(111,397)
Provision for losses	29,973	43,024
(Increase) in accrued interest receivable	(8,249)	(188,841)
(Decrease) increase in accrued interest payable	(15,992)	40,427
Decrease in Retained Interest in securitized receivables	106,761	1,691
Decrease (increase) in other assets	406,905	(124,696)
(Decrease) in other liabilities	(342,097)	(103,026)

Total adjustments	(1,027,081)	(396,829)

Net cash provided by operating activities	18,370	104,044

Investing activities
Student loans acquired	(8,387,750)	(7,910,841)
Loans acquired from securitized trusts through loan consolidations	(1,950,093)	(1,370,859)
Reduction of student loans:
Installment payments	1,478,190	2,020,063
Claims and resales	324,569	341,982
Proceeds from securitization of student loans	6,497,234	5,109,805
Proceeds from sales of student loans	—	29,379
Proceeds from sales of student loans to SLM Corporation	3,488,389	536,914
Academic facilities financings and other loans made	(152,398)	(326,221)
Academic facilities financings and other loans repayments	290,900	1,051,681
Purchases of available-for-sale securities	(1,657,831)	(2,649,680)
Proceeds from sales and maturities of available-for-sale securities	2,051,335	2,990,957
Purchases of other securities	(135,740)	(120,863)
Proceeds from sales and maturities of other securities	197,226	195,966

Net cash provided by (used in) investing activities	2,044,031	(101,717)

Financing activities
Short-term borrowings issued	353,878,343	261,939,037
Short-term borrowings repaid	(357,033,996)	(258,799,959)
Long-term notes issued	4,553,391	9,650,005
Long-term notes repaid	(8,433,331)	(13,021,097)
Long-term notes issued by Variable Interest Entity	4,281,126	—
Sale of Variable Interest Entity to SLM Corporation, net of cash	582,324	—
Redemption of preferred stock	—	(12)

Net cash (used in) financing activities	(2,172,143)	(232,026)

Net (decrease) in cash and cash equivalents	(109,742)	(229,699)
Cash and cash equivalents at beginning of period	410,503	434,366

Cash and cash equivalents at end of period	$300,761	$204,667

Cash disbursements made for:
Interest	$588,755	$836,220

Income taxes	$390,000	$331,500

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2003 and for the three and six months ended
June 30, 2003 and 2002 is unaudited)
(Dollars in thousands, unless otherwise stated)

1.    Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited consolidated financial statements of the Student Loan Marketing Association ("SLMA" or the "GSE") have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2003 may not necessarily be indicative of the results for the year ending December 31, 2003. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 2002 Annual Report on Form 10-K.

2.    New Accounting Pronouncements

Accounting for Guarantees

        In November 2002, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 identifies characteristics of certain guarantee contracts and requires that a liability be recognized at fair value at the inception of such guarantees for the obligations undertaken by the guarantor. Additional disclosures also are prescribed for certain guarantee contracts. The initial recognition and measurement provisions of FIN No. 45 were effective for these guarantees issued or modified after December 31, 2002. The implementation of FIN No. 45 did not have a material impact on SLMA's consolidated financial statements.

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

        On February 1, 2003, SLMA adopted FIN No. 46 for VIEs created in which SLMA obtains an interest after January 31, 2003. On July 1, 2003 FIN No. 46 becomes effective for VIEs in which SLMA holds a variable interest that it acquired before February 1, 2003. Most of the transactions affected by this standard include asset-backed securitizations and certain partnerships that are used for marketing SLMA's co-branded student loan products. Under existing GAAP, SLMA currently consolidates entities in which it has a controlling financial interest. Entities deemed to be Qualifying Special Purpose Entities ("QSPEs") as defined in Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of SFAS No. 125," are not consolidated. This includes all of SLMA's securitization trusts, except for two Consolidation Loan securitizations, which are VIEs (see Note 5). SLMA is currently evaluating the impact of the provisions of FIN No. 46 on its consolidated financial statements and is assessing its impact to ensure it is properly integrated into its existing policies, practices and systems. Since all but two of SLMA's securitizations are QSPEs, SLMA does not believe, at this time, that FIN No. 46 will have a material effect on its consolidated financial statements for transactions completed before February 1, 2003.

3.    Student Loans

        SLMA purchases student loans from originating lenders. SLMA's portfolio consists principally of loans originated under two federally sponsored programs—the Federal Family Education Loan Program ("FFELP") and the Health Education Assistance Loan Program ("HEAL"). SLMA also purchases private credit student loans.

        The following table reflects the distribution of SLMA's student loan portfolio by program as of June 30, 2003 and 2002:

	June 30,
(Dollars in millions)
	2003	2002
FFELP—Consolidation Loans	$15,586	$16,779
FFELP—Stafford	12,393	16,221
FFELP—PLUS/SLS	1,471	1,546
HEAL	1,317	1,621
Private credit	536	4,723

Subtotal	31,303	40,890
Allowance for loan losses	(53)	(165)

Total student loans, net	$31,250	$40,725

        At June 30, 2003 and 2002, 2 percent and 12 percent, respectively, of SLMA's total student loan portfolio was private credit.

4.    Allowance for Student Loan Losses

        The provision for student loan losses represents the periodic expense of maintaining an allowance sufficient to absorb probable losses, net of recoveries, inherent in the portfolio of student loans. SLMA evaluates the adequacy of the provision for losses on its federally insured portfolio of student loans separately from its private credit portfolio. The student loan loss allowance on SLMA's federally insured portfolio is intended to provide for potential losses attributable to the two percent of the student loan balances not guaranteed by the federal government.

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

        In calculating the private credit student loan loss allowance, SLMA considers various factors such as co-borrowers, repayment, months of repayments, delinquency status and type of program. Defaults are estimated by cohort (loans grouped by the year in which they entered into repayment status) based on the borrower's credit profile, net of an estimate of collections by cohort for both new and previously defaulted loans. Private credit student loans are charged off against the allowance when they are 212 days delinquent. This policy is periodically reconsidered by management as trends develop. Private credit student loans accrue interest until charged off. Interest accrued in the current accounting period is charged off against interest income. Interest accrued from prior periods is charged off against the allowance. Recoveries on loans charged off are recorded directly to the allowance.

        The following table summarizes changes in the allowance for student loan losses for both the private credit and federally insured student loan portfolios for the three and six months ended June 30, 2003 and 2002:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Balance at beginning of period	$99,867	$189,613	$109,144	$175,959
Additions
Provisions for student loan losses	16,713	24,988	29,973	43,024
Recoveries	1,162	504	2,569	1,317
Deductions
Reductions for student loan sales and securitizations	(62,443)	(30,378)	(82,737)	(32,844)
Charge-offs	(3,567)	(11,335)	(7,214)	(21,274)
Other	923	(8,817)	920	(1,607)

Balance at end of period	$52,655	$164,575	$52,655	$164,575

        SLMA defers origination fees and recognizes them over time as a component of interest income. The unamortized balance of deferred origination fee revenue at June 30, 2003 and 2002 was $25 million and $59 million, respectively.

        The table below shows SLMA's private credit student loan delinquency trends as of June 30, 2003 and 2002. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	June 30, 2003		June 30, 2002
(Dollars in millions)
	Balance	%	Balance	%
Loans in-school/grace/deferment[1]	$393		$2,039
Loans in forbearance[2]	16		301
Loans in repayment and percentage of each status:
Loans current	109	86%	2,175	91%
Loans delinquent 30-59 days[3]	5	4	91	4
Loans delinquent 60-89 days	3	2	42	2
Loans delinquent 90 days or greater	10	8	75	3

Total loans in repayment	127	100%	2,383	100%

Total private credit student loans	536		4,723
Private credit student loan allowance for losses	(5)		(109)

Private credit student loans, net	$531		$4,614

Percentage of private credit student loans in repayment	24%		51%

Delinquencies as a percentage of private credit student loans in repayment	14%		9%

1
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation. These amounts include loans for borrowers with in-school forbearance that prior to March 31, 2003 were included as loans in forbearance for hardship and other factors. In-school forbearances totaled $4 million and $9 million, respectively, at June 30, 2003 and 2002.

2
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

3
The period of delinquency is based on the number of days scheduled payments are contractually past due.

5.    Student Loan Securitization

        When SLMA sells student loans in a securitization, it retains a Residual Interest and, in some cases, a cash reserve account, all of which are Retained Interests in the securitized loans. At June 30, 2003 and December 31, 2002, the balance of these assets was $2.7 billion and $2.1 billion, respectively. The gain or loss on the sale of the loans is based upon the carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the Retained Interests based on their relative fair values at the date of transfer. Quoted market prices are generally not available for SLMA's

Retained Interests so SLMA estimates fair value, both initially and on a quarterly basis, based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions—credit losses, prepayment speeds and discount rates commensurate with the risks involved.

        Included in the gain on student loan securitizations is an estimate of the Embedded Fixed Rate Floor Income from the loans securitized. Depending on interest rate levels, the ongoing estimate of Embedded Fixed Rate Floor Income can cause volatility in the fair value of the Retained Interest asset. Embedded Floor Income is estimated over the life of the securitization trust using the current yield curve which results in a lower discount rate in the earlier periods of the trust and a higher discount rate for the more uncertain Embedded Floor Income associated with later periods. All other residual cash flows are discounted at 12 percent.

        The fair value of the Embedded Fixed Rate Floor Income included in the Retained Interest asset as of June 30, 2003 and December 31, 2002 was $1.2 billion and $629 million, respectively. The fair value of the Embedded Variable Rate Floor Income included in the Retained Interest asset as of June 30, 2003 and December 31, 2002 was $47 million and $75 million, respectively.

        The following tables summarize securitization activity for the three and six months ended June 30, 2003 and 2002.

	Three months ended June 30,
	2003			2002
(Dollars in millions)	Number of Transactions	Amount Securitized	Gain %	Number of Transactions	Amount Securitized	Gain %
FFELP Stafford/PLUS loans	1	$1,005	1.32%	1	$1,497.92%
Consolidation Loans	1	2,251	9.59	—	—	—

Total securitization sales	2	3,256	7.04%	1	1,497.92%

On-balance sheet securitization of Consolidation Loans	1	2,256		—	—

Total loans securitized	3	$5,512		1	$1,497

	Six months ended June 30,
	2003			2002
(Dollars in millions)	Number of Transactions	Amount Securitized	Gain %	Number of Transactions	Amount Securitized	Gain %
FFELP Stafford/PLUS loans	2	$2,261	1.47%	3	$5,030	1.15%
Consolidation Loans	2	4,256	10.19	—	—	—

Total securitization sales	4	6,517	7.17%	3	5,030	1.15%

On-balance sheet securitization of Consolidation Loans	2	4,312		—	—

Total loans securitized	6	$10,829		3	$5,030

        In certain Consolidation Loan securitization structures, SLMA holds certain rights that affect the remarketing of the bonds. As a result, these securitizations did not meet the criteria of being a QSPE and were accounted for on-balance sheet as a VIE. As a result, the student loans securitized and the associated debt remained on SLMA's balance sheet and no gain or loss was recognized on these transactions. For the three months ended June 30, 2003, SLMA completed one on-balance sheet securitization totaling $2.3 billion. This on-balance sheet VIE was subsequently sold by the GSE to a non-GSE subsidiary of SLM Corporation, and the GSE recorded a gain on sale of student loans of $260 million. For the six months ended June 30, 2003, SLMA completed two on-balance sheet securitizations totaling $4.3 billion, which were subsequently sold by the GSE to a non-GSE subsidiary of SLM Corporation, and the GSE recorded a gain on sale of student loans of $503 million.

        Sallie Mae Servicing L.P., an affiliate, enters into a servicing agreement with each securitization trust and earns annual servicing fees from the trusts of 0.9 percent per annum of the outstanding balance of Stafford and PLUS student loans and 0.5 percent per annum of the outstanding balance of Consolidation Loans in the securitization trusts.

        Key economic assumptions used in measuring the fair value of the retained interests at the date of securitization resulting from the student loan securitization sale transactions completed during the three and six months ended June 30, 2003 and 2002 (weighted based on principal amounts securitized) were as follows:

	Three months ended June 30,
	2003	2002
	FFELP Loans	FFELP Loans
Prepayment speed	7.00%-9.00%[1]	7.00%-9.00%[1]
Weighted-average life (in years)	5.77	4.46
Expected credit losses (% of principal securitized)	.65%	.58%
Residual cash flows discounted at	6.22%	12.00%
	Six months ended June 30,
	2003	2002
	FFELP Loans	FFELP Loans
Prepayment speed	7.00%-9.00%[1]	7.00%-9.00%[1]
Weighted-average life (in years)	6.86	4.93
Expected credit losses (% of principal securitized)	.65%	.60%
Residual cash flows discounted at	6.27%	12.00%

1
The prepayment speed is 9 percent for FFELP Stafford/PLUS loans and 7 percent for Consolidation Loans.

        The estimate of the prepayment speed or Constant Prepayment Rate ("CPR") affects the average life of the securitized trusts and therefore affects the valuation estimate of the Residual Interest.

Prepayments shorten the average life of the trusts, and if all other factors remain equal, will reduce the value of the Retained Interest asset and the securitization gain on sale of new securitizations. Student loan prepayments in the trusts come from three principal sources: actual borrower prepayments, reimbursements of student loan defaults from the guarantor and consolidation of FFELP student loans from the trusts. SLMA uses historical statistics on prepayments, borrower defaults, and trends in Consolidation Loans to estimate the amount of prepayments. When a loan is consolidated from a trust either by SLMA or a third party, the loan is repurchased from that trust and is treated as a prepayment. In cases where the loan is consolidated by SLMA, it will be recorded as an on-balance sheet asset. Due to the historically low interest rate environment, SLMA has experienced an increase in Consolidation Loan activity for several quarters, and as a result, in the second quarter of 2002, SLMA increased the estimated CPR from 7 percent to 9 percent per annum for FFELP Stafford/PLUS loan transactions. The change in the CPR assumption reduced the gains on the loan portfolios securitized since the second quarter of 2002.

        The following table summarizes the cash flows received from all securitization trusts (on-balance sheet and off-balance sheet) during the three and six months ended June 30, 2003 and 2002.

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)
	2003	2002	2003	2002
Net proceeds from new securitizations entered into during the period	$5,493	$1,524	$10,778	$5,080
Cash distributions from trusts	202	232	426	461

6.    Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

        The following tables summarize the fair values and notional values of all derivative instruments at June 30, 2003 and December 30, 2002, and their impact on other comprehensive income and earnings for the three and six months ended June 30, 2003 and 2002. At June 30, 2003 and December 31, 2002, $303 million and $338 million (amortized cost), respectively, of available-for-sale investment securities were pledged as collateral against these derivative instruments.

	Cash Flow		Fair Value		Trading		Total
	June 30, 2003	December 31, 2002	June 30, 2003	December 31, 2002	June 30, 2003	December 31, 2002	June 30, 2003	December 31, 2002
Fair Values
(Dollars in millions)
Interest rate swaps	$—	$—	$(94)	$30	$(90)	$(147)	$(184)	$(117)
Floor/Cap contracts	—	—	—	—	(885)	(1,082)	(885)	(1,082)
Futures	(3)	(6)	—	—	(57)	(34)	(60)	(40)

Total	$(3)	$(6)	$(94)	$30	$(1,032)	$(1,263)	$(1,129)	$(1,239)

Notional Values
(Dollars in billions)
Interest rate swaps	$—	$—	$10.6	$15.6	$42.2	$48.1	$52.8	$63.7
Floor/Cap contracts	—	—	—	—	16.9	19.5	16.9	19.5
Futures	.3	1.0	—	—	14.1	16.9	14.4	17.9

Total	$.3	$1.0	$10.6	$15.6	$73.2	$84.5	$84.1	$101.1

	Three months ended June 30,
	Cash Flow		Fair Value		Trading		Total
	2003	2002	2003	2002	2003	2002	2003	2002
(Dollars in millions)
Changes to other comprehensive income, net of tax
Other comprehensive income, net	$3	$1	$—	$—	$—	$—	$3	$1

Earnings Summary
Recognition of closed futures contracts' gains/losses into interest expense[1]	$(6)	$(2)	$—	$—	$—	$—	$(6)	$(2)
Recognition of closed futures contracts' gains/losses into gains/losses on sales of securities, net[2]	—	(3)	—	—	(4)	(35)	(4)	(38)
Recognition of derivative losses into gains/losses on sales of securities	—	—	—	—	—	(6)	—	(6)
Amortization of transition adjustment[3]	—	—	—	—	—	—	—	—
Derivative market value adjustment	—	—	(2)[4]	(1)[4]	40	(176)	38	(177)

Total earnings impact	$(6)	$(5)	$(2)	$(1)	$36	$(217)	$28	$(223)

1
For hedges where the hedged transaction occurs.

2
For discontinued hedges and closed futures contracts accounted for as "trading."

3
Reported as a component of other income in the consolidated statements of income.

4
The change in fair value of fair value and cash flow hedges represent amounts related to ineffectiveness.

	Six months ended June 30,
	Cash Flow		Fair Value				Trading		Total
	2003	2002	2003		2002		2003	2002	2003	2002
(Dollars in millions)
Changes to other comprehensive income, net of tax
Other comprehensive income, net	$4	$28	$—		$—		$—	$1 [5]	$4	$29

Earnings Summary
Recognition of closed futures contracts' gains/losses into interest expense[1]	$(9)	$(5)	$—		$—		$—	$—	$(9)	$(5)
Recognition of closed futures contracts' gains/losses into gains/losses on sales of securities, net[2]	—	(38)	—		—		(5)	(88)	(5)	(126)
Recognition of derivative losses into gains/losses on sales of securities	—	—	—		—		(69)	(6)	(69)	(6)
Amortization of transition adjustment[3]	—	—	—		—		—	(1)	—	(1)
Derivative market value adjustment	1 [4]	—	1	[4]	3	[4]	177	108	179	111

Total earnings impact	$(8)	$(43)	$1		$3		$103	$13	$96	$(27)

1
For hedges where the hedged transaction occurs.

2
For discontinued hedges and closed futures contracts accounted for as "trading."

3
Reported as a component of other income in the consolidated statements of income.

4
The change in fair value of fair value and cash flow hedges represent amounts related to ineffectiveness.

5
Represents transition adjustment amortization out of other comprehensive income, net.

        The following table shows the components of the change in accumulated other comprehensive income, net of tax, for derivatives.

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)
	2003	2002	2003	2002
Accumulated Other Comprehensive Income, Net
Balance at beginning of period	$(17)	$(22)	$(18)	$(50)
Change in unrealized gains (losses) on derivatives, net:
Change in fair value of cash flow hedges	—	(3)	(1)	—
Amortizations[1]	3	1	5	4
Discontinued hedges	—	3	—	25

Total change in unrealized gains (losses) on derivatives, net	3	1	4	29

Balance at end of period	$(14)	$(21)	$(14)	$(21)

1
SLMA expects to amortize $5 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to futures contracts closed as of June 30, 2003. In addition, SLMA expects to amortize into earnings over the next 12 months portions of the accumulated unrealized net losses related to futures contracts that were open at June 30, 2003 and are expected to be closed based on the anticipated issuance of debt.

7.    Related Parties

        SLMA is a member of a group of affiliated companies and has significant transactions with members of the group. Accordingly, the terms of such transactions may not necessarily be indicative of transactions amongst wholly unrelated companies.

        In connection with the transfer of employees from SLMA to SLM Corporation and its non-GSE subsidiaries, SLMA and SLM Corporation and various of its non-GSE subsidiaries entered into Management Services Agreements ("MSAs") whereby all management and administrative support would be provided to SLMA for a monthly fee. Intercompany expenses under the MSAs for the three months ended June 30, 2003 and 2002 totaled $26 million and $11 million, respectively, and for the six months ended June 30, 2003 and 2002 totaled $47 million and $21 million, respectively. Effective January 1, 2003, only third party loan acquisition costs are being booked directly to SLMA and are included in other operating expenses.

        Intercompany expenses under the servicing contract between SLMA and Sallie Mae Servicing L.P., a wholly owned subsidiary of SLM Corporation, for the three months ended June 30, 2003 and 2002 totaled $39 million and $27 million, respectively, and for the six months ended June 30, 2003 and 2002 totaled $84 million and $59 million, respectively.

        At June 30, 2003 and December 31, 2002, SLMA had net intercompany liabilities of $48 million and net intercompany receivables of $15 million, respectively, with SLM Corporation and various of its non-GSE subsidiaries, incurred in the normal course of business, exclusive of the intercompany promissory note owed to Hemar Insurance Corporation of America ("HICA") discussed below. At December 31, 2001, SLMA had a $37 million investment in a non-GSE subsidiary of SLM Corporation which was accounted for using the equity method. During the second quarter of 2002, SLMA transferred this investment for $37 million in cash to SLM Education Loan Corporation, another wholly owned subsidiary of SLM Corporation.

        SLMA purchases insurance for its private credit student loan portfolio from HICA. SLMA pays HICA insurance premiums in return for HICA's guarantee of payment of principal and interest on private credit student loans. In connection with this arrangement, HICA invests its insurance reserves related to SLMA's HICA insured loans in a Master Promissory Note of SLMA to HICA. In addition to the intercompany balances between SLMA and SLM Corporation, at June 30, 2003 and December 31, 2002, SLMA owed HICA $69 million under this note at the end of each period.

        In connection with the Wind-Down of the SLMA, SLM Corporation must either securitize, sell, transfer or defease the SLMA's assets by the Wind-Down date and retire or defease the SLMA's debt obligations. The following table summarizes the SLMA's asset sales (carrying value plus accrued interest) and transfers for the three and six months ended June 30, 2003 and 2002:

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)
	2003	2002	2003	2002
FFELP/Consolidation student loan securitizations	$3,323	$1,528	$6,653	$5,113
Sale of on-balance sheet Variable Interest Entity consisting of Consolidation Loans securitized, net[1]	76	—	165	—
Private credit student loan sales[2]	2,603	523	3,364	523
Non-cash dividend of insurance and benefit plan related investments[3]	—	—	346	—

1
These asset sales are recorded net of debt issued. SLMA recognized gains on these sales of $260 million and $503 million for the three and six months ended June 30, 2003, respectively.

2
The private credit student loans were sold by SLMA to a subsidiary of SLM Corporation at fair market value and SLMA recognized gains on these sales of $98 million and $133 million for the three and six months ended June 30, 2003, respectively, and $28 million for both the three and six months ended June 30, 2002.

3
SLMA transferred $346 million of insurance and benefit plan related investments through a non-cash dividend to SLM Corporation.

8.    Contingencies

        SLMA and various affiliates were defendants in a lawsuit brought by College Loan Corporation ("CLC") in the United States District Court for the Eastern District of Virginia. The complaint alleged various breach of contract and common law tort claims in connection with CLC's consolidation loan activities as well as various antitrust claims, including a claim that SLMA entered into or attempted to enter into a combination with three credit reporting agencies to boycott CLC by not providing lists of student loan borrowers. The Complaint sought compensatory damages of at least $60,000,000.

        On April 4, 2003, CLC dismissed with prejudice all of the antitrust claims and the Court subsequently entered orders approving dismissal of these claims.

        On June 25, 2003, the Court granted SLMA's motion for summary judgment on CLC's claims for conversion and civil conspiracy. On June 25, 2003, after five days of trial, the jury returned a verdict in favor of SLMA on all remaining counts. CLC has since filed a notice of appeal.

        Several bills have recently been introduced in the U.S. House of Representatives that, if enacted into law, would permit borrowers with outstanding Consolidation Loans to refinance those loans at lower interest rates. At this time, SLMA's management does not expect these bills to become law in their present form.

        Any legislation that permits borrowers to refinance existing Consolidation Loans at lower interest rates could significantly increase the rate of prepayments on the student loans and could have a materially adverse effect on SLMA's financial condition and results of operations.

        In the fourth quarter of 2002, Sallie Mae Servicing, L.P. discovered an error with the annual calculation of monthly payment amounts associated with variable interest rate Stafford, SLS and PLUS loans, the majority of which were owned by SLMA. The error has caused approximately 1.1 million of SLMA's serviced student loan accounts to amortize too quickly or slowly, i.e., not in accordance with their repayment term. SLM Corporation took voluntary remedial action by crediting the affected borrowers' accounts. Substantially all payment amounts have been reset to the correctly amortizing amount and substantially all affected borrowers have been notified.

        SLMA has reported this matter to the U.S. Department of Education (the "DOE") and has met with representatives of the DOE on several occasions to discuss the impact of the under-billing error on borrowers and SLMA's remedial actions. SLMA continues to discuss with the DOE the appropriateness of any further remedial actions.

        A lawsuit that seeks class action status for borrowers affected by the monthly payment calculation was filed in California State Court in July 2003 against SLMA and certain of its affiliates. The complaint asserts claims under the California Business and Professions Code and other California statutory sections. The complaint further seeks certain injunctive relief and restitution. SLMA believes that this action is without merit.

        The Higher Education Act of 1965 (the "HEA") generally is reauthorized every six years. The HEA was last reauthorized in 1998 and expires on September 20, 2003. Under current law, however, the HEA will automatically extend through September 30, 2004. At this time, management expects the reauthorization of the HEA to be completed in 2004.

QuickLinks

SLM CORPORATION FORM 10-Q INDEX June 30, 2003
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SLM CORPORATION CONSOLIDATED BALANCE SHEETS (Dollars and shares in thousands, except per share amounts)
SLM CORPORATION CONSOLIDATED STATEMENTS OF INCOME (Dollars and shares in thousands, except per share amounts)
SLM CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except share and per share amounts) (Unaudited)
SLM CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except share and per share amounts) (Unaudited)
SLM CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
SLM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Information at June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 is unaudited) (Dollars and shares in thousands, except per share amounts, unless otherwise stated)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Three and six months ended June 30, 2003 and 2002 (Dollars in millions, except per share amounts, unless otherwise stated)
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
APPENDIX A STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED FINANCIAL STATEMENTS INDEX
STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED BALANCE SHEETS (Dollars and shares in thousands, except per share amounts)
STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share and per share amounts) (Unaudited)
STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands) (Unaudited)
STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
STUDENT LOAN MARKETING ASSOCIATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Information at June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 is unaudited) (Dollars in thousands, unless otherwise stated)