Form 10-Q
period 2003-09-30
SLM CORP
filed 2003-11-13
CIK 1032033

Use these links to rapidly review the document
TABLE OF CONTENTS
Appendix A Student Loan Marketing Association Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003 or
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2003
Common Stock, $.20 par value	450,826,138 shares

GLOSSARY

        Listed below are definitions of key terms that are used throughout this document.

Consolidation Loans—Under the Federal Family Education Loan Program ("FFELP"), borrowers with eligible student loans may consolidate them into one note with one lender and convert the variable interest rates on the loans being consolidated into a fixed rate for the life of the loan. The new note is considered a Consolidation Loan. Typically a borrower can consolidate their student loans only once unless the borrower has another eligible loan with which to consolidate with the existing Consolidation Loan. The borrower rate on a Consolidation Loan is fixed for the term of the loan and is set by the weighted-average interest rate of the loans being consolidated, rounded up to the nearest 1/8th of a percent, not to exceed 8.25 percent.

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

Risk Sharing—When a FFELP loan defaults, the federal government guarantees 98 percent of the principal balance plus accrued interest and the holder of the loan must absorb the two percent not guaranteed as a Risk Sharing loss on the loan. All FFELP student loans acquired after October 1, 1993 are subject to Risk Sharing on loan default claim payments unless the default results from death, disability or bankruptcy.

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

SLM CORPORATION
FORM 10-Q
INDEX
September 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Federally insured student loans (net of allowance for losses of $38,626 and $36,325, respectively)	$30,976,881	$37,172,120
Federally insured student loans in trust (net of allowance for losses of $10,912)	9,677,258	—
Private credit student loans (net of allowance for losses of $185,378 and $194,359, respectively)	5,029,310	5,167,555
Academic facilities financings and other loans	1,093,900	1,202,045
Investments
Trading	170	175
Available-for-sale	4,799,284	3,537,117
Held-to-maturity	17,509	18,651
Other	654,288	675,558

Total investments	5,471,251	4,231,501
Cash and cash equivalents	1,912,709	758,302
Retained Interest in securitized receivables	2,749,130	2,145,523
Goodwill and acquired intangible assets, net	581,208	586,127
Other assets	2,444,911	1,911,832

Total assets	$59,936,558	$53,175,005

Liabilities
Short-term borrowings	$22,995,312	$25,618,955
Long-term notes	31,259,011	22,242,115
Other liabilities	3,038,251	3,315,985

Total liabilities	57,292,574	51,177,055

Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, Series A, par value $.20 per share, 20,000 shares authorized: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share	165,000	165,000
Common stock, par value $.20 per share, 1,125,000 shares authorized: 471,278 and 624,552 shares issued, respectively	94,256	124,910
Additional paid-in capital	1,442,919	1,102,574
Accumulated other comprehensive income (net of tax of $306,051 and $319,178, respectively)	568,381	592,760
Retained earnings	755,687	2,718,226

Stockholders' equity before treasury stock	3,026,243	4,703,470
Common stock held in treasury at cost: 20,643 and 166,812 shares, respectively	382,259	2,705,520

Total stockholders' equity	2,643,984	1,997,950

Total liabilities and stockholders' equity	$59,936,558	$53,175,005

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Federally insured student loans	$341,438	$410,243	$1,052,584	$1,326,752
Private credit student loans	83,500	94,213	260,193	246,344
Academic facilities financings and other loans	19,050	21,643	58,546	70,061
Investments	39,204	28,829	109,499	108,704

Total interest income	483,192	554,928	1,480,822	1,751,861
Interest expense:
Short-term debt	99,190	145,045	294,872	480,059
Long-term debt	133,788	155,570	428,922	448,186

Total interest expense	232,978	300,615	723,794	928,245

Net interest income	250,214	254,313	757,028	823,616
Less: provision for losses	41,695	34,771	120,689	82,558

Net interest income after provision for losses	208,519	219,542	636,339	741,058

Other income:
Gains on student loan securitizations	39,454	17,819	659,477	75,838
Servicing and securitization revenue	74,812	121,185	349,348	495,923
Losses on sales of securities, net	(6,457)	(62,854)	(114,677)	(188,463)
Derivative market value adjustment	250,342	(365,917)	335,162	(254,519)
Guarantor servicing fees	40,323	27,679	100,776	78,118
Debt management fees	78,275	47,642	189,772	137,017
Other	53,368	63,494	168,922	168,527

Total other income (loss)	530,117	(150,952)	1,688,780	512,441
Operating expenses:
Salaries and benefits	110,103	96,328	316,644	280,048
Other	74,102	77,981	236,793	229,004

Total operating expenses	184,205	174,309	553,437	509,052

Income (loss) before income taxes (benefit) and cumulative effect of accounting change	554,431	(105,719)	1,771,682	744,447
Income taxes (benefit)	204,514	(43,340)	632,522	258,481

Income (loss) before cumulative effect of accounting change	349,917	(62,379)	1,139,160	485,966
Cumulative effect of accounting change	129,971	—	129,971	—

Net income (loss)	479,888	(62,379)	1,269,131	485,966
Preferred stock dividends	2,875	2,875	8,625	8,625

Net income (loss) attributable to common stock	$477,013	$(65,254)	$1,260,506	$477,341

Basic earnings (loss) per common share:
Before cumulative effect of accounting change	$.77	$(.14)	$2.50	$1.03
Cumulative effect of accounting change	.29	—	.28	—

Basic earnings (loss) per common share, after cumulative effect of accounting change	$1.06	$(.14)	$2.78	$1.03

Average common shares outstanding	450,725	461,159	453,139	463,630

Diluted earnings (loss) per common share:
Before cumulative effect of accounting change	$.76	$(.14)	$2.43	$1.00
Cumulative effect of accounting change	.28	—	.28	—

Diluted earnings per common share, after cumulative effect of accounting change	$1.04	$(.14)	$2.71	$1.00

Average common and common equivalent shares outstanding	460,647	461,159	465,125	475,631

Dividends per common share	$.17	$.07	$.42	$.21

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock Shares				Preferred Stock	Common Stock	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total Stockholders' Equity
		Issued	Treasury	Outstanding
Balance at June 30, 2002	3,300,000	616,546,227	(152,543,835)	464,002,392	$165,000	$123,309	$892,106	$505,635	$2,548,861	$(2,310,216)	$1,924,695
Comprehensive income:
Net income (loss)									(62,379)		(62,379)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								140,016			140,016
Change in unrealized gains (losses) on derivatives, net of tax								(38,813)			(38,813)

Comprehensive income											38,824
Cash dividends:
Common stock ($.07 per share)									(30,750)		(30,750)
Preferred stock ($.87 per share)									(2,875)		(2,875)
Issuance of common shares		2,578,302	151,488	2,729,790		516	43,937			4,628	49,081
Tax benefit related to employee stock option and purchase plans							12,294				12,294
Premiums on equity forward purchase contracts							(7,162)				(7,162)
Repurchase of common shares:
Open market repurchases			(75,000)	(75,000)						(2,274)	(2,274)
Equity forward repurchases			(5,550,000)	(5,550,000)						(142,738)	(142,738)
Benefit plans			(490,272)	(490,272)						(14,729)	(14,729)

Balance at September 30, 2002	3,300,000	619,124,529	(158,507,619)	460,616,910	$165,000	$123,825	$941,175	$606,838	$2,452,857	$(2,465,329)	$1,824,366

Balance at June 30, 2003	3,300,000	638,983,455	(188,490,732)	450,492,723	$165,000	$127,797	$1,359,082	$689,220	$3,386,218	$(3,361,145)	$2,366,172
Comprehensive income:
Net income									479,888		479,888
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(125,908)			(125,908)
Change in unrealized gains (losses) on derivatives, net of tax								5,069			5,069

Comprehensive income											359,049
Cash dividends:
Common stock ($.17 per share)									(75,424)		(75,424)
Preferred stock ($.87 per share)									(2,875)		(2,875)
Issuance of common shares		2,294,909	4,289	2,299,198		459	58,317			170	58,946
Retirement of common stock held in treasury		(170,000,000)	170,000,000	—		(34,000)			(3,032,120)	3,066,120	—
Tax benefit related to employee stock option and purchase plans							13,062				13,062
Cumulative effect of accounting change							12,458				12,458
Repurchase of common shares:
Open market repurchases			(477,200)	(477,200)						(18,672)	(18,672)
Equity forward repurchases			(1,022,300)	(1,022,300)						(41,507)	(41,507)
Benefit plans			(656,840)	(656,840)						(27,225)	(27,225)

Balance at September 30, 2003	3,300,000	471,278,364	(20,642,783)	450,635,581	$165,000	$94,256	$1,442,919	$568,381	$755,687	$(382,259)	$2,643,984

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock Shares				Preferred Stock	Common Stock	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total Stockholders' Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2001	3,300,000	608,209,158	(141,722,514)	466,486,644	$165,000	$121,642	$724,709	$670,199	$2,068,490	$(2,077,578)	$1,672,462
Comprehensive income:
Net income									485,966		485,966
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(24,675)			(24,675)
Change in unrealized gains (losses) on derivatives, net of tax								(38,686)			(38,686)

Comprehensive income											422,605
Cash dividends:
Common stock ($.14 per share)									(92,974)		(92,974)
Preferred stock ($1.74 per share)									(8,625)		(8,625)
Issuance of common shares		10,915,371	842,028	11,757,399		2,183	191,454			23,982	217,619
Tax benefit related to employee stock option and purchase plans							50,858				50,858
Premiums on equity forward purchase contracts							(25,846)				(25,846)
Repurchase of common shares:
Open market repurchases			(75,000)	(75,000)						(2,274)	(2,274)
Equity forward repurchases			(14,700,000)	(14,700,000)						(321,766)	(321,766)
Benefit plans			(2,852,133)	(2,852,133)						(87,693)	(87,693)

Balance at September 30, 2002	3,300,000	619,124,529	(158,507,619)	460,616,910	$165,000	$123,825	$941,175	$606,838	$2,452,857	$(2,465,329)	$1,824,366

Balance at December 31, 2002	3,300,000	624,551,508	(166,812,720)	457,738,788	$165,000	$124,910	$1,102,574	$592,760	$2,718,226	$(2,705,520)	$1,997,950
Comprehensive income:
Net income									1,269,131		1,269,131
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(28,351)			(28,351)
Change in unrealized gains (losses) on derivatives, net of tax								4,900			4,900
Minimum pension liability adjustment								(928)			(928)

Comprehensive income											1,244,752
Cash dividends:
Common stock ($.25 per share)									(190,925)		(190,925)
Preferred stock ($1.74 per share)									(8,625)		(8,625)
Issuance of common shares		10,899,200	85,693	10,984,893		2,181	255,401			3,061	260,643
Issuance of common shares due to exercise of stock warrants		5,827,656		5,827,656		1,165	39,034				40,199
Retirement of common stock in treasury		(170,000,000)	170,000,000	—		(34,000)			(3,032,120)	3,066,120	—
Tax benefit related to employee stock option and purchase plans							50,813				50,813
Premiums on equity forward purchase contracts							(17,361)				(17,361)
Cumulative effect of accounting change							12,458				12,458
Repurchase of common shares:
Open market repurchases			(5,474,590)	(5,474,590)						(205,495)	(205,495)
Equity forward repurchases			(16,082,300)	(16,082,300)						(450,639)	(450,639)
Benefit plans			(2,358,866)	(2,358,866)						(89,786)	(89,786)

Balance at September 30, 2003	3,300,000	471,278,364	(20,642,783)	450,635,581	$165,000	$94,256	$1,442,919	$568,381	$755,687	$(382,259)	$2,643,984

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine months ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)
Operating activities
Net income	$1,269,131	$485,966
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	(129,971)	—
Gains on student loan securitizations	(659,477)	(75,838)
Losses on sales of securities, net	114,677	188,463
Derivative market value adjustment	(335,162)	254,519
Provision for losses	120,689	82,558
Decrease (increase) in accrued interest receivable	21,078	(105,227)
Increase (decrease) in accrued interest payable	25,221	(10,096)
Decrease in Retained Interest in securitized receivables, net	241,667	115,829
Decrease (increase) in other assets, goodwill and acquired intangible assets	15,500	(43,655)
(Decrease) in other liabilities	(273,595)	(650,122)

Total adjustments	(859,373)	(243,569)

Net cash provided by operating activities	409,758	242,397

Investing activities
Student loans acquired	(14,684,275)	(12,482,383)
Loans acquired from securitized trusts through loan consolidations	(4,489,637)	(2,602,479)
Reduction of student loans:
Installment payments	2,913,412	3,113,159
Claims and resales	498,061	499,637
Proceeds from securitization of student loans	12,248,554	7,967,914
Proceeds from sales of student loans	—	54,754
Academic facilities financings and other loans made	(306,517)	(456,639)
Academic facilities financings and other loans repayments	481,431	1,128,039
Purchases of available-for-sale securities	(185,401,088)	(29,906,923)
Proceeds from sales and maturities of available-for-sale securities	184,118,057	29,903,043
Purchases of held-to-maturity and other securities	(241,373)	(281,541)
Proceeds from maturities of held-to-maturity securities and sales and maturities of other securities	238,777	335,574
Purchase of subsidiaries, net of cash acquired	(43,507)	(46,392)

Net cash used in investing activities	(4,668,105)	(2,774,237)

Financing activities
Short-term borrowings issued	564,157,806	502,008,756
Short-term borrowings repaid	(568,838,673)	(499,811,442)
Long-term notes issued	17,126,671	16,689,747
Long-term notes repaid	(16,123,885)	(16,265,852)
Long-term notes issued by Variable Interest Entity	9,702,773	—
Common stock issued	351,655	268,477
Premiums on equity forward contracts	(17,361)	(25,846)
Common stock repurchased	(746,682)	(411,733)
Common dividends paid	(190,925)	(92,974)
Preferred dividends paid	(8,625)	(8,625)

Net cash provided by financing activities	5,412,754	2,350,508

Net increase (decrease) in cash and cash equivalents	1,154,407	(181,332)
Cash and cash equivalents at beginning of period	758,302	715,001

Cash and cash equivalents at end of period	$1,912,709	$533,669

Cash disbursements made for:
Interest	$1,014,287	$1,253,775

Income taxes	$528,486	$511,224

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2003 and for the three and nine months ended
September 30, 2003 and 2002 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

1. Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited consolidated financial statements of SLM Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 2002 Annual Report on Form 10-K.

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

Consolidation of Variable Interest Entities

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and provides new accounting guidance on when to consolidate a Variable Interest Entity ("VIE"). VIEs are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur. FIN No. 46 also requires new disclosures about VIEs.

        On February 1, 2003, the Company adopted FIN No. 46 for VIEs created in which the Company obtains an interest after January 31, 2003. Upon adoption of FIN No. 46, the Company reviewed all of its off-balance sheet asset-backed securitizations to determine if they should be consolidated on-balance sheet. Based on this review, all existing off-balance sheet securitizations still met the definition of Qualifying Special Purpose Entities ("QSPEs") as defined in Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of SFAS No. 125," and will continue to not be consolidated. In addition, the Company's accounting treatment for its on-balance sheet Consolidation Loan securitizations are not affected by FIN No. 46 as the Company previously concluded that such transactions should be consolidated. Based on this review the Company has determined that FIN No. 46 does not have a material effect on its consolidated financial statements. FIN No. 46 was originally effective for interim periods beginning after June 15, 2003, however in October 2003, the FASB deferred this effective date until interim or annual periods ending after December 15, 2003.

Accounting for Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for employee stock options. Under APB No. 25, the Company does not recognize compensation expense unless the exercise price of its employee stock options is less than the market price of the underlying stock on the date of grant. The Company grants all of its options at the fair market value of the underlying stock on the date of grant. Consequently, the Company has not recorded such expense in the periods presented. In Note 6, there is a presentation of net income (loss) and earnings (loss) per share as if the Company accounted for its employee stock options and employee stock plans under the fair value based method prescribed by SFAS No. 123.

Equity Forward Contracts

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also outlines new accounting for equity forward contracts. Under SFAS No. 150, equity forward contracts that allow a net settlement option either in cash or the Company's stock are required to be accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and

Hedging Activities," as derivative financial instruments. Those equity forward contracts that require physical settlement only (cash for the purchase of shares) must be accounted for as a liability. The Company's existing contracts provide for physical settlement, net share or net cash settlement options. As a result, for equity forward contracts entered into after May 31, 2003, the Company accounts for these equity forward contracts as derivatives effective June 1, 2003 and records the change in fair value through earnings. Equity forward contracts entered into prior to June 1, 2003 and outstanding at July 1, 2003, were recorded at fair value on July 1, and the Company recorded a gain of $130 million which was reflected as a "cumulative effect of accounting change" in the consolidated statements of income for the three and nine months ended September 30, 2003. Included in this amount was a loss of $12 million previously recorded as an adjustment to equity related to interest costs associated with outstanding equity forwards. In the third quarter of 2003, the Company recognized a $10 million loss related to the mark-to-market of its equity forward contracts. In addition, the Company recorded a $5 million loss related to net cost of carry of the equity forward contracts. In the third quarter, the Company settled equity forward contracts by repurchasing its common stock for $43 million. The repurchased shares were recorded as treasury stock at the market value at the time of settlement of $42 million. The $1 million realized loss on these settlements that was previously recognized through equity forward marks-to-market was reversed in the derivative market valuation account. Gains and losses on equity forward contracts are excluded from gross income for federal and state income tax purposes.

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

        The federal government guarantees 98 percent of principal and interest of federally insured student loans, which limits the Company's loss exposure to two percent of the outstanding balance of the Company's federally insured portfolio. The Company has established an allowance for this exposure of $50 million.

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

        The following table summarizes changes in the allowance for loan losses for only private credit and federally insured student loan portfolios for the three and nine months ended September 30, 2003 and 2002:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Balance at beginning of period	$220,641	$227,466	$230,684	$251,689
Additions
Provisions for student loan losses	39,780	33,484	116,935	78,496
Recoveries	3,574	6,310	10,042	9,353
Deductions
Reductions for student loan sales and securitizations	(5,478)	(3,019)	(65,050)	(8,211)
Charge-offs	(23,601)	(34,597)	(64,561)	(65,726)
Other	—	(397)	6,866	(36,354)

Balance at end of period	$234,916	$229,247	$234,916	$229,247

        The following table summarizes changes in the allowance for student loan losses for on-balance sheet private credit student loans for the three and nine months ended September 30, 2003 and 2002.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)
	2003	2002	2003	2002
Balance at beginning of period	$174	$181	$194	$208
Provision for private credit student loan losses	30	32	84	66
Other	—	—	7	(36)
Charge-offs	(22)	(33)	(59)	(61)
Recoveries	3	6	10	9

Charge-offs, net of recoveries	(19)	(27)	(49)	(52)

Balance before securitization of private credit student loans	185	186	236	186
Reduction for securitization of private credit student loans	—	—	(51)	—

Balance at end of period	$185	$186	$185	$186

Net charge-offs as a percentage of average private credit student loans (annualized)	1.53%	1.95%	1.27%	1.38%
Net charge-offs as a percentage of average private credit student loans in repayment (annualized)	3.01%	3.61%	2.43%	2.33%
Private credit allowance as a percentage of average private credit student loans	3.84%	3.41%	3.56%	3.72%
Private credit allowance as a percentage of the ending balance of private credit student loans	3.55%	3.28%	3.55%	3.28%
Private credit allowance as a percentage of ending private credit student loans in repayment	7.44%	6.26%	7.44%	6.26%
Average balance of private credit student loans	$4,829	$5,459	$5,214	$5,011
Ending balance of private credit student loans	$5,214	$5,676	$5,214	$5,676
Average balance of private credit student loans in repayment	$2,449	$2,942	$2,717	$2,954
Ending balance of private credit student loans in repayment	$2,491	$2,976	$2,491	$2,976

        During the third quarter of 2003, the Company reclassified FFELP loans and the related reserves that have been rejected for reimbursement by the guarantor to the private credit student loan portfolio, because these loans are effectively uninsured. In the above table, the reclassification is reflected for all periods presented.

        The increase in the provision for private credit student loans of $18 million for the nine months ended September 30, 2003 versus the corresponding year-ago period is primarily due to the 44 percent increase in private credit student loan acquisitions over the corresponding year-ago period. For the three and nine months ended September 30, 2003, the decrease in private credit student loan charge-offs is primarily due to the decrease in the average balance of the on-balance sheet private credit student loan portfolio due to securitizations.

        The Company defers origination fees and recognizes them over the average life of the related pool of loans as a component of interest income. The unamortized balance of deferred origination fee revenue at September 30, 2003 and 2002 was $102 million and $81 million, respectively.

        The table below shows the Company's private credit student loan delinquency trends as of September 30, 2003 and 2002. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	September 30, 2003		September 30, 2002
(Dollars in millions)
	Balance	%	Balance	%
Loans in-school/grace/deferment[1]	$2,436		$2,381
Loans in forbearance[2]	287		319
Loans in repayment and percentage of each status:
Loans current	2,235	90%	2,725	91%
Loans delinquent 30-59 days[3]	107	4	108	4
Loans delinquent 60-89 days	59	2	56	2
Loans delinquent 90 days or greater	90	4	87	3

Total loans in repayment	2,491	100%	2,976	100%

Total private credit student loans	5,214		5,676
Private credit student loan allowance for losses	(185)		(186)

Private credit student loans, net	$5,029		$5,490

Percentage of private credit student loans in repayment	48%		52%

Delinquencies as a percentage of private credit student loans in repayment	10%		9%

1
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

2
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures. Additionally, the forbearance balance at September 30, 2003 includes $8 million of career training loans in "closed school" status, whose ultimate disposition is uncertain.

3
The period of delinquency is based on the number of days scheduled payments are contractually past due.

        The increase in delinquencies as a percentage of private credit student loans in repayment is primarily due to the change in the mix of private credit student loans remaining on-balance sheet after securitizations.

4. Student Loan Securitization

        When the Company sells student loans in a securitization that is afforded off-balance sheet treatment, it retains a Residual Interest and, in some cases, a cash reserve account, both of which are Retained Interests in the securitized loans. At September 30, 2003 and December 31, 2002, the balance of these assets was $2.7 billion and $2.1 billion, respectively. The gain or loss on the sale of the loans is based upon the carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the Retained Interests based on their relative fair values at the date of transfer. Quoted market prices are generally not available for the Company's Retained Interests so the Company estimates fair value, both initially and on a quarterly basis, based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions—credit losses, prepayment speeds and discount rates commensurate with the risks involved. The projection of residual cash flows, exclusive of Floor Income, used in determining the initial gain on sale is discounted at 12 percent. The Company values the Floor Income component of its Retained Interest based upon market quotes for comparable instruments.

        Included in the gain on student loan securitizations of Consolidation Loans is an estimate of the Embedded Fixed Rate Floor Income from the loans securitized. Depending on interest rate levels, the ongoing reevaluation of this estimate of Embedded Fixed Rate Floor Income can cause volatility in the fair value of the Retained Interest asset. Embedded Fixed Rate Floor Income is estimated over the life of the securitization trust using the current yield curve which results in a lower discount rate in the earlier periods of the trust and a higher discount rate for the more uncertain Embedded Fixed Rate Floor Income associated with later periods. Interest income recognized on the Retained Interest asset is based on the anticipated yield determined by periodically estimating future cash flows.

        The fair value of the Embedded Fixed Rate Floor Income included in the Retained Interest asset as of September 30, 2003 and December 31, 2002 was $947 million and $629 million, respectively. The fair value of the Embedded Variable Rate Floor Income included in the Retained Interest asset as of September 30, 2003 and December 31, 2002 was $25 million and $75 million, respectively.

        The following tables summarize securitization activity for the three and nine months ended September 30, 2003 and 2002.

	Three months ended September 30,
	2003			2002
(Dollars in millions)	Number of Transactions	Amount Securitized	Gain %	Number of Transactions	Amount Securitized	Gain %
FFELP Stafford/PLUS loans	2	$3,511	1.12%	2	$2,829.63%
Consolidation Loans	—	—	—	—	—	—
Private credit student loans	—	—	—	—	—	—

Total securitization sales	2	3,511	1.12%	2	2,829.63%

On-balance sheet securitization of Consolidation Loans	2	5,513		—	—

Total loans securitized	4	$9,024		2	$2,829

	Nine months ended September 30,
	2003			2002
(Dollars in millions)	Number of Transactions	Amount Securitized	Gain %	Number of Transactions	Amount Securitized	Gain %
FFELP Stafford/PLUS loans	4	$5,772	1.26%	5	$7,859.96%
Consolidation Loans	2	4,256	10.19	—	—	—
Private credit student loans	2	2,253	6.79	—	—	—

Total securitization sales	8	12,281	5.37%	5	7,859.96%

On-balance sheet securitization of Consolidation Loans	4	9,825		—	—

Total loans securitized	12	$22,106		5	$7,859

        In four Consolidation Loan securitization structures, the Company holds certain rights regarding the remarketing of the bonds as well as a call option that gives it the right to acquire certain of the notes issued in the transaction. Thus the Company is deemed to maintain effective control over the transferred assets. As a result, these securitizations did not meet the criteria of being a QSPE and are accounted for on-balance sheet and are classified as federally insured student loans in trust. Accordingly, the student loans securitized and the associated debt remain on the Company's balance sheet and no gains or losses were recognized on these transactions. For the three and nine months ended September 30, 2003, the Company completed two and four on-balance sheet securitizations totaling $5.5 billion and $9.8 billion, respectively.

        The increase in the gains for the three months ended September 30, 2003 as a percentage of the portfolios securitized versus the corresponding year-ago period was primarily due to lower relative cost of funds. The increase in the gains for the nine months ended September 30, 2003, as a percentage of the portfolios securitized, versus the corresponding year-ago period was due to significantly higher Embedded Fixed Rate Floor Income in the 2003 Consolidation Loan securitizations and higher gains on private credit student loan securitizations. Gains on the private credit student loan securitizations are higher than gains on FFELP Stafford/PLUS securitizations because private credit student loans have wider spreads, longer average lives and are less expensive to service than similar sized FFELP Stafford/PLUS student loans, partially offset by higher projected default losses.

        For each securitization completed in the three and nine months ended September 30, 2003 and 2002, the Company receives annual servicing fees of 0.9 percent per annum of the outstanding balance of FFELP Stafford/PLUS student loans, 0.5 percent per annum of the outstanding balance of Consolidation Loans, and 0.7 percent per annum of the outstanding balance of the private credit student loans. The Company considers this adequate compensation, as defined in SFAS No. 140, and accordingly does not record a servicing right or obligation.

        Key economic assumptions used in estimating the fair value of the Retained Interests at the date of securitization resulting from the student loan securitization sale transactions completed during the three and nine months ended September 30, 2003 and 2002 (weighted based on principal amounts securitized) were as follows:

	Three months ended September 30,
	2003				2002
	FFELP Loans		Private Credit Loans		FFELP Loans		Private Credit Loans
Prepayment speed	9.00%		—		9.00%		—
Weighted-average life (in years)	4.62	yrs.	—		4.58	yrs.	—
Expected credit losses (% of principal securitized)	.51%		—		.62%		—
Residual cash flows discounted at	12.00%		—		12.00%		—
	Nine months ended September 30,
	2003				2002
	FFELP Loans		Private Credit Loans		FFELP Loans		Private Credit Loans
Prepayment speed	7.00%-9.00%[2]		6.00%[1]		9.00%		—
Weighted-average life (in years)	6.07	yrs.	6.54	yrs.	4.81	yrs.	—
Expected credit losses (% of principal securitized)	.60%		3.96%		.61%		—
Residual cash flows discounted at	7.00%		12.00%		12.00%		—

1
Guarantor payoffs of defaulted FFELP student loans are considered prepayments. These payoffs therefore increase the prepayment rate on FFELP loans relative to private credit loans.

2
The prepayment speed is 9 percent for FFELP Stafford/PLUS loans and 7 percent for Consolidation Loans.

        The following table summarizes the cash flows received from all off-balance sheet securitization trusts during the three and nine months ended September 30, 2003 and 2002.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)
	2003	2002	2003	2002
Net proceeds from new securitizations entered into during the period	$3,530	$2,858	$12,248	$7,938
Servicing fees received	75	66	217	189
Cash distributions from trusts	217	234	625	694

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

	Net Income (Loss) Attributable to Common Stock	Average Shares	Earnings (Loss) per Share
Three months ended September 30, 2003
Basic EPS, after cumulative effect of accounting change	$477,013	450,725	$1.06
Dilutive effect of stock options, equity forwards, deferred compensation, and ESPP shares	—	9,922	(.02)

Diluted EPS, after cumulative effect of accounting change	$477,013	460,647	$1.04

Three months ended September 30, 2002
Basic EPS, after cumulative effect of accounting change	$(65,254)	461,159	$(.14)
Dilutive effect of stock options, warrants, equity forwards, deferred compensation, and ESPP shares	—	—	—

Diluted EPS, after cumulative effect of accounting change	$(65,254)	461,159	$(.14)

	Net Income Attributable to Common Stock	Average Shares	Earnings per Share
Nine months ended September 30, 2003
Basic EPS, after cumulative effect of accounting change	$1,260,506	453,139	$2.78
Dilutive effect of stock options, warrants, equity forwards, deferred compensation, and ESPP shares	—	11,986	(.07)

Diluted EPS, after cumulative effect of accounting change	$1,260,506	465,125	$2.71

Nine months ended September 30, 2002
Basic EPS, after cumulative effect of accounting change	$477,341	463,630	$1.03
Dilutive effect of stock options, warrants, equity forwards, deferred compensation, and ESPP shares	—	12,001	(.03)

Diluted EPS, after cumulative effect of accounting change	$477,341	475,631	$1.00

        For the three months ended September 30, 2002, there were 10.9 million average stock options, warrants, equity forwards, deferred compensation, and ESPP shares that could dilute basic EPS in the future but haven't been included in diluted EPS presented because they would be anti-dilutive.

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

        In July 2003, the Board of Directors voted to retire 170 million shares of common stock held in treasury, effective in September 2003. Based on an average price of $18.04 per share, this retirement decreased the balance in treasury stock by $3.1 billion, with corresponding decreases of $34 million in common stock and $3.1 billion in retained earnings.

6. Stock-Based Compensation

        SLM Corporation accounts for its stock option plans in accordance with APB No. 25 and related interpretations, which results in no compensation expense for the Company's fixed stock options granted under the plans. All options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table summarizes pro forma disclosures for the three and nine months ended September 30, 2003 and 2002, as if the Company had accounted for employee and Board of Directors stock options granted subsequent to December 31, 1994 under the fair value based method as set forth in SFAS No. 123.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss) attributable to common stock	$477,013	$(65,254)	$1,260,506	$477,341
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,722)	(16,880)	(73,353)	(99,188)

Pro forma net income attributable to common stock	$462,291	$(82,134)	$1,187,153	$378,153

Basic earnings (loss) per common share, after cumulative effect of accounting change	$1.06	$(.14)	$2.78	$1.03

Pro forma basic earnings (loss) per common share, after cumulative effect of accounting change	$1.03	$(.18)	$2.62	$.82

Diluted earnings (loss) per common share, after cumulative effect of accounting change	$1.04	$(.14)	$2.71	$1.00

Pro forma diluted earnings (loss) per common share, after cumulative effect of accounting change	$1.00	$(.18)	$2.55	$.80

7. Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

        The following tables summarize the fair values and notional values or number of contracts of all derivative instruments at September 30, 2003 and December 31, 2002, and their impact on other comprehensive income and earnings for the three and nine months ended September 30, 2003 and

2002. At September 30, 2003 and December 31, 2002, $241 million and $368 million (amortized cost), respectively, of available-for-sale investment securities were pledged as collateral against these derivative instruments.

        In addition, at September 30, 2003, $95 million of cash was pledged as collateral. There was no cash collateral pledged at December 31, 2002.

	Cash Flow		Fair Value		Trading		Total
	September 30, 2003	December 31, 2002	September 30, 2003	December 31, 2002	September 30, 2003	December 31, 2002	September 30, 2003	December 31, 2002
Fair Values
(Dollars in millions)
Interest rate swaps	$1	$—	$(42)	$84	$(109)	$(155)	$(150)	$(71)
Floor/Cap contracts	—	—	—	—	(1,374)	(1,362)	(1,374)	(1,362)
Futures	(80)	(75)		—	(52)	(34)	(132)	(109)
Equity forwards	—	—	—	—	131	—	131	—
Cross currency interest rate swaps	—	—	30	—	—	—	30	—

Total	$(79)	$(75)	$(12)	$84	$(1,404)	$(1,551)	$(1,495)	$(1,542)

Notional Values
(Dollars in billions)
Interest rate swaps	$1.1	$—	$15.6	$17.3	$69.1	$54.8	$85.8	$72.1
Floor/Cap contracts	—	—	—	—	33.4	26.7	33.4	26.7
Futures	8.2	10.9	—	—	19.4	17.2	27.6	28.1
Cross currency interest rate swaps	—	—	2.6	—	—	—	2.6	—
Other[1]	—	—	—	—	2.0	—	2.0	—

Total	$9.3	$10.9	$18.2	$17.3	$123.9	$98.7	$151.4	$126.9

Contracts
(Shares in millions)
Equity forwards	—	—	—	—	40.2	—	40.2	—

1
"Other" consists of an embedded derivative bifurcated from the convertible debenture issuance that relates primarily to certain contingent interest and conversion features of the debt. The embedded derivative has had zero fair value since inception.

	Three months ended September 30,
	Cash Flow		Fair Value			Trading		Total
	2003	2002	2003	2002		2003	2002	2003	2002
(Dollars in millions)
Changes to other comprehensive income, net of tax
Other comprehensive income, net	$5	$(39)	$—	$—		$—	$—	$5	$(39)

Earnings Summary
Recognition of closed futures contracts' gains/losses into interest expense[1]	$(5)	$(5)	$—	$—		$—	$—	$(5)	$(5)
Recognition of closed futures contracts' gains/losses into gains/losses on sales of securities, net[2]	—	(3)	—	—		(4)	(45)	(4)	(48)
Derivative market value adjustment[4]	—	(2)[3]	—	3	[3]	250	(367)	250	(366)

Total earnings impact	$(5)	$(10)	$—	$3		$246	$(412)	$241	$(419)

1
For futures contracts that qualify as SFAS No. 133 hedges where the hedged transaction occurs.

2
For discontinued hedges and closed futures contracts accounted for as "trading."

3
The change in fair value of cash flow and fair value hedges represents amounts related to ineffectiveness.

4
In addition to the derivative market value adjustment, the Company recorded a $130 million cumulative effect of accounting change for equity forward contracts in accordance with the transition provisions of SFAS No. 150. Explanation of the transition can be found in Note 2, "New Accounting Pronouncements."

	Nine months ended September 30,
	Cash Flow		Fair Value				Trading		Total
	2003	2002	2003		2002		2003	2002	2003	2002
(Dollars in millions)
Changes to other comprehensive income, net of tax
Other comprehensive income, net	$5	$(40)	$—		$—		$—	$1 [5]	$5	$(39)

Earnings Summary
Recognition of closed futures contracts' gains/losses into interest expense[1]	$(19)	$(10)	$—		$—		$—	$—	$(19)	$(10)
Recognition of closed futures contracts' gains/losses into gains/losses on sales of securities, net[2]	(7)	(47)	—		—		(10)	(133)	(17)	(180)
Recognition of derivative losses into gains/losses on sales of securities	—	—	—		—		(88)	(6)	(88)	(6)
Amortization of transition adjustment[3]	—	—	—		—		—	(1)	—	(1)
Derivative market value adjustment[6]	1 [4]	(2)[4]	4	[4]	8	[4]	330	(261)	335	(255)

Total earnings impact	$(25)	$(59)	$4		$8		$232	$(401)	$211	$(452)

1
For futures contracts that qualify as SFAS No. 133 hedges where the hedged transaction occurs.

2
For discontinued hedges and closed futures contracts accounted for as "trading."

3
Reported as a component of other income in the consolidated statements of income.

4
The change in fair value of cash flow and fair value hedges represents amounts related to ineffectiveness.

5
Represents transition adjustment and related amortization out of other comprehensive income, net.

6
In addition to the derivative market value adjustment, the Company recorded a $130 million cumulative effect of accounting change for equity forward contracts in accordance with the transition provisions of SFAS No. 150. Explanation of the transition can be found in Note 2, "New Accounting Pronouncements."

        The following table shows the components of the change in accumulated other comprehensive income, net of tax, for derivatives.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
(Dollars in millions)
Accumulated Other Comprehensive Income, Net
Balance at beginning of period	$(90)	$(50)	$(90)	$(50)
Change in unrealized gains (losses) on derivatives, net:
Change in fair value of cash flow hedges	2	(45)	(11)	(78)
Hedge ineffectiveness reclassified to earnings	—	1	(1)	1
Amortizations[1]	3	2	12	6
Discontinued hedges	—	3	5	32

Total change in unrealized gains (losses) on derivatives, net	5	(39)	5	(39)

Balance at end of period	$(85)	$(89)	$(85)	$(89)

1
The Company expects to amortize $12 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging debt instruments that remain outstanding after September 30, 2003. In addition, the Company expects to amortize portions of the accumulated unrealized net losses related to futures contracts that were open at September 30, 2003 and are expected to be closed over the next 12 months, based on the anticipated issuance of debt. The Company has open futures contracts hedging the anticipated issuances of debt which are anticipated to occur from 2003 through 2008.

        The Company utilizes equity forward contracts to better manage the cost associated with its share repurchases. In its equity forward agreements, the Company contracts to purchase shares from a third party at a future date at a specified price. At or prior to the maturity date of the agreement, the Company, at its sole option, can purchase shares from the third party at the contracted amount plus or minus an early break fee or the Company can settle the contract on a net basis with either cash or shares. If the Company's stock price declines to a certain level, the third party could liquidate the position prior to the maturity date.

        With the adoption of SFAS No. 150 in the second quarter of 2003 (see Note 2, "New Accounting Pronouncements"), the Company began accounting for its equity forwards as derivatives under SFAS No. 133.

        The following table summarizes the Company's common share repurchase and equity forward activity for the three and nine months ended September 30, 2003 and 2002.

	Three months ended September 30,		Nine months ended September 30,
(Common shares in millions)
	2003	2002	2003	2002
Common shares repurchased:
Open market	.5	—	5.5	—
Equity forwards	1.0	5.5	16.1	14.7

Total shares repurchased	1.5	5.5	21.6	14.7

Average purchase price per share	$40.13	$25.78	$30.44	$21.93

Equity forward contracts:
Outstanding at beginning of period	33.1	24.5	28.7	33.7
New contracts	8.1	7.8	27.6	7.8
Exercises	(1.0)	(5.5)	(16.1)	(14.7)

Outstanding at end of period	40.2	26.8	40.2	26.8

Remaining repurchase authority at end of period	17.0	29.1	17.0	29.1

        The following table summarizes the expiration dates and range of purchase prices for outstanding equity forward contracts as of September 30, 2003.

Year of Maturity	Outstanding Contracts	Range of Market Prices
	(in millions)
2004	3.0	$26.02 - $30.70
2005	12.0	27.47 - 40.17
2006	18.3	33.82 - 41.88
2007	3.7	37.70
2008	3.2	38.64 - 40.00

	40.2

        The average purchase price for outstanding equity forward contracts as of September 30, 2003 was $35.39.

8. Contingencies

        Any legislation that permits borrowers to refinance existing Consolidation Loans at lower interest rates could significantly increase the rate of prepayments on the student loans and could have a materially adverse effect on the Company's financial condition and results of operations.

        In the fourth quarter of 2002, the Company discovered an error with the annual calculation of monthly payment amounts associated with variable interest rate Stafford, SLS and PLUS loans. The error has caused approximately 1.1 million of the Company's serviced student loan accounts to not amortize in accordance with their repayment term. The Company took voluntary remedial action by crediting the affected borrowers' accounts and took a $9 million charge for servicing adjustments in the first quarter of 2003 for the estimated interest credit. Substantially all payment amounts have been reset to the correctly amortizing amount and substantially all affected borrowers have been notified.

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

        The Higher Education Act of 1965 (the "HEA") generally is reauthorized every six years. The HEA was last reauthorized in 1998 and expired on September 20, 2003. Under current law, however, the HEA will automatically extend through September 30, 2004. At this time, management understands that the reauthorization of the HEA may be delayed until 2005. In connection with the approaching reauthorization of the HEA, several bills have been introduced in the U.S. Congress that, if enacted into law, in their current form, could adversely affect the Company. At this time, management does not expect these bills to become law or to become law in their present form.

        The Company is named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit seeks to bring a nationwide class action on behalf of all borrowers who allegedly paid "undisclosed improper and excessive" late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of 2 million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 28, 2003, the Court granted the Company's motion to dismiss the complaint in its entirety. The plaintiffs appealed the trial court decision and filed its appellate brief. The Company filed an appellate brief on October 20, 2003. The appellate court has not yet scheduled oral arguments. Management believes that the case is without merit.

9. Subsequent Events

        On October 29, 2003, the Company signed an agreement to purchase Academic Management Services ("AMS"). AMS markets, originates, funds and services student loans and is a leading provider of student tuition payment plans. The purchase will include a $1.4 billion student loan portfolio. AMS will retain its brand and company identity and will become a wholly owned subsidiary of SLM Corporation. The transaction is expected to close in November, subject to regulatory approvals and other closing conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and nine months ended September 30, 2003 and 2002
(Dollars in millions, except per share amounts, unless otherwise stated)

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

  •
  borrower default rates.

        We have provided the discussion of the GSE within the context of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") because a substantial portion of the Company's operations is conducted through the GSE. MD&A disclosures applicable solely to the GSE are included at the end of this MD&A in the section titled "Student Loan Marketing Association." The discussion that follows regarding our interest income and expenses from on-balance sheet assets and liabilities is applicable to both the Company and the GSE. Likewise, because all of our FFELP securitizations to date have originated from the GSE, the discussion of the securitization gains and securitization revenue from securitizations of FFELP student loans is applicable to both the Company and the GSE. Discussions of private credit student loan securitizations are applicable to the Company only. The discussions of our off-balance sheet student loans, our fee-based businesses, and our operations on a Managed Basis, as well as the discussions set forth below under the headings, "Selected Financial Data," "Other Income," "Federal and State Taxes" and "Alternative Performance Measures," do not address the GSE and relate to the Company on a consolidated basis.

        The majority of our student loan purchases and on-balance sheet financing of student loans occurs in the GSE and we finance such purchases through the issuance of GSE debt obligations and through student loan securitizations. When the GSE securitizes FFELP student loans, student loans are sold by the GSE to a trust that issues bonds backed by the student loans as part of the transaction. Once securitized, the GSE no longer owns the student loans and the bonds issued by the trust are not obligations of the GSE. The GSE retains a Residual Interest in the loans securitized and, in some cases, a reserve and other cash accounts, all of which are recognized on the balance sheet as Retained Interest in securitized receivables. In the third quarter of 2003, the GSE sold its Retained Interest in securitized receivables to a subsidiary of SLM Corporation at its fair market value of $1.7 billion and recognized a gain of $617 million. All student loans that the Company directly originates are owned by non-GSE subsidiaries from inception. The GSE has no employees, so the management of its operations is provided by a non-GSE subsidiary of the Company under a management services agreement. We also service the majority of the GSE's student loans under a servicing agreement between the GSE and Sallie Mae Servicing L.P.

        In connection with the Wind-Down of the GSE, during the first nine months of 2003, the GSE transferred $3.9 billion in private credit student loans, including accrued interest receivable, and $306 million in four Variable Interest Entities ("VIEs") consisting of securitized Consolidation Loans, along with the debt securities secured by those loans, to a non-GSE subsidiary of the Company. The GSE also sold its Retained Interest in securitized receivables of $2.5 billion to a non-GSE subsidiary of the Company, and transferred $1.1 billion of student loans through a non-cash dividend. The GSE recognized gains of $1.7 billion in these transactions. These transactions were conducted at estimated market value, which was determined by discounted cash flow models and other estimation techniques. The GSE also transferred $346 million of insurance and benefit related investments through a non-cash dividend. We will continue to securitize, sell, transfer or defease the GSE's assets throughout the Wind-Down Period. All intercompany transactions between the GSE and the Company and its non-GSE subsidiaries have been eliminated in the Company's consolidated financial statements.

        The following table shows the percentage of certain assets and income held by the GSE versus non-GSE as of and for the nine months ended September 30, 2003.

	Nine months ended September 30, 2003
	GSE	Non-GSE
Ending balance of on-balance sheet private credit student loans, net	15%	85%
Ending balance of on-balance sheet student loans, net	59%	41%
Ending balance of Managed student loans financed, net[1]	30%	70%
Ending balance of on-balance sheet assets	53%	47%
Average balance of on-balance sheet interest earning assets	75%	25%
Interest income	71%	29%
Fee income	11%	89%

1
Includes securitized trusts.

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
	2003	2002	$	%	2003	2002	$	%
Net interest income	$250	$254	$(4)	(2)%	$757	$824	$(67)	(8)%
Less: provision for losses	42	34	8	24	121	83	38	46

Net interest income after provision for losses	208	220	(12)	(5)	636	741	(105)	(14)
Gains on student loan securitizations	39	18	21	117	659	76	583	767
Servicing and securitization revenue	75	121	(46)	(38)	349	496	(147)	(30)
Losses on sales of securities, net	(6)	(63)	57	90	(114)	(189)	75	40
Derivative market value adjustment	250	(366)	616	168	335	(255)	590	231
Guarantor servicing fees	40	28	12	43	101	78	23	29
Debt management fees	78	48	30	63	190	137	53	39
Other income	54	63	(9)	(14)	169	169	—	—
Operating expenses	184	174	10	6	553	509	44	9
Income taxes (benefit)	204	(43)	247	574	633	258	375	145
Cumulative effect of accounting change	130	—	130	100	130	—	130	100

Net income (loss)	480	(62)	542	874	1,269	486	783	161
Preferred stock dividends	3	3	—	—	8	9	(1)	(11)

Net income (loss) attributable to common stock	$477	$(65)	$542	834%	$1,261	$477	$784	164%

Basic earnings (loss) per common share	$1.06	$(.14)	$1.20	857%	$2.78	$1.03	$1.75	170%

Diluted earnings (loss) per common share	$1.04	$(.14)	$1.18	843%	$2.71	$1.00	$1.71	171%

Dividends per common share	$.17	$.07	$.10	143%	$.42	$.21	$.21	100%

Condensed Balance Sheets

			Increase (decrease)
	September 30, 2003	December 31, 2002
			$	%
Assets
Federally insured student loans, net	$30,977	$37,172	$(6,195)	(17)%
Federally insured student loans in trust, net	9,677	—	9,677	100
Private credit student loans, net	5,029	5,167	(138)	(3)
Academic facilities financings and other loans	1,094	1,202	(108)	(9)
Cash and investments	7,384	4,990	2,394	48
Retained Interest in securitized receivables	2,749	2,146	603	28
Goodwill and acquired intangible assets, net	581	586	(5)	(1)
Other assets	2,445	1,912	533	28

Total assets	$59,936	$53,175	$6,761	13%

Liabilities and Stockholders' Equity
Short-term borrowings	$22,995	$25,619	$(2,624)	(10)%
Long-term notes	31,259	22,242	9,017	41
Other liabilities	3,038	3,316	(278)	(8)

Total liabilities	57,292	51,177	6,115	12

Stockholders' equity before treasury stock	3,026	4,703	(1,677)	(36)
Common stock held in treasury at cost	382	2,705	(2,323)	(86)

Total stockholders' equity	2,644	1,998	646	32

Total liabilities and stockholders' equity	$59,936	$53,175	$6,761	13%

RESULTS OF OPERATIONS

NET INTEREST INCOME

        Net interest income is derived largely from our portfolio of student loans that remain on-balance sheet. The "Taxable Equivalent Net Interest Income" analysis set forth below is designed to facilitate a comparison of non-taxable asset yields to taxable yields on a similar basis. The decrease in the taxable equivalent net interest income and the net interest margin for the three and nine months ended September 30, 2003 versus the corresponding periods in the prior year is largely driven by the decrease in the on-balance sheet student loan spread discussed in detail below under "Student Loans—Student Loan Spread Analysis." The net interest margin was also negatively impacted by the increase in lower yielding short-term investments caused by the increase in non-GSE funding that is intended to fund future asset transfers from the GSE. Those investments that are in excess of our normal liquidity needs are expected to be replaced in the fourth quarter by assets that will be transferred from the GSE. We also experienced higher relative funding costs from the increase in non-GSE funding as a percentage of total on-balance sheet funding in connection with the GSE Wind-Down.

Taxable Equivalent Net Interest Income

        The amounts in this table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
	2003	2002	$	%	2003	2002	$	%
Interest income
Student loans	$425	$505	$(80)	(16)%	$1,313	$1,573	$(260)	(17)%
Academic facilities financings and other loans	19	22	(3)	(14)	59	70	(11)	(16)
Investments	39	28	11	39	109	109	—	—
Taxable equivalent adjustment	3	8	(5)	(63)	11	17	(6)	(35)

Total taxable equivalent interest income	486	563	(77)	(14)	1,492	1,769	(277)	(16)
Interest expense	233	301	(68)	(23)	724	928	(204)	(22)

Taxable equivalent net interest income	$253	$262	$(9)	(3)%	$768	$841	$(73)	(9)%

Average Balance Sheets

        The following table reflects the taxable equivalent rates earned on earning assets and paid on interest bearing liabilities for the three and nine months ended September 30, 2003 and 2002.

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003		2002
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Federally insured student loans	$40,010	3.39%	$38,403	4.24%	$39,179	3.59%	$37,824	4.69%
Private credit student loans	4,829	6.86	5,459	6.85	5,214	6.67	5,011	6.57
Academic facilities financings and other loans	1,135	7.09	1,289	7.30	1,154	7.27	1,529	6.74
Investments	8,032	2.01	4,213	3.24	6,114	2.54	4,818	3.30

Total interest earning assets	54,006	3.57%	49,364	4.52%	51,661	3.86%	49,182	4.81%

Non-interest earning assets	6,561		4,385		5,882		4,658

Total assets	$60,567		$53,749		$57,543		$53,840

Average Liabilities and Stockholders' Equity
Six month floating rate notes	$3,087	1.06%	$3,062	1.77%	$2,987	1.17%	$2,994	1.86%
Other short-term borrowings	24,729	1.46	25,965	2.01	23,068	1.56	27,580	2.13
Long-term notes	26,892	1.97	20,492	3.01	26,226	2.19	19,099	3.14

Total interest bearing liabilities	54,708	1.69%	49,519	2.41%	52,281	1.85%	49,673	2.50%

Non-interest bearing liabilities	3,078		2,450		2,886		2,337
Stockholders' equity	2,781		1,780		2,376		1,830

Total liabilities and stockholders' equity	$60,567		$53,749		$57,543		$53,840

Net interest margin		1.86%		2.11%		1.99%		2.29%

Rate/Volume Analysis

        The "Rate/Volume Analysis" below shows the relative contribution of changes in interest rates and asset volumes. The amounts in this table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
Three months ended September 30, 2003 vs. three months ended September 30, 2002
Taxable equivalent interest income	$(77)	$(116)	$39
Interest expense	(68)	(110)	42

Taxable equivalent net interest income	$(9)	$(6)	$(3)

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
Nine months ended September 30, 2003 vs. nine months ended September 30, 2002
Taxable equivalent interest income	$(277)	$(347)	$70
Interest expense	(204)	(299)	95

Taxable equivalent net interest income	$(73)	$(48)	$(25)

        For the nine months ended September 30, 2003 versus the year-ago period, the decrease in the taxable equivalent net interest income attributable to volume is due primarily to the impact of the increase in lower yielding investments and long-term debt as a percentage of total assets and total liabilities, respectively.

Student Loans

Student Loan Spread Analysis

        The following table analyzes the reported earnings from student loans both on-balance sheet and those off-balance sheet in securitization trusts. For student loans off-balance sheet, we will continue to earn securitization and servicing fee revenues over the life of the securitized student loan portfolios. The off-balance sheet information presented in "Securitization Program—Servicing and Securitization Revenue" analyzes the on-going servicing revenue and Residual Interest earned on the securitized portfolios of student loans. For an analysis of our student loan spread for the entire portfolio of Managed student loans on a similar basis to the on-balance sheet analysis (see "Student Loan Spread Analysis—Managed Basis").

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
On-Balance Sheet
Student loan yield, before Floor Income	4.17%	4.91%	4.32%	5.08%
Floor Income	.33	.37	.35	.61
Consolidation Loan Rebate Fees	(.51)	(.41)	(.49)	(.38)
Offset Fees	(.07)	(.09)	(.07)	(.10)
Borrower benefits	(.08)	(.08)	(.08)	(.08)
Premium and origination fee amortization	(.08)	(.14)	(.08)	(.22)

Student loan net yield	3.76	4.56	3.95	4.91
Student loan cost of funds	(1.54)	(2.25)	(1.66)	(2.42)

Student loan spread	2.22%	2.31%	2.29%	2.49%

Off-Balance Sheet
Servicing and securitization revenue, before Floor Income	.99%	1.34%	1.20%	1.17%
Floor Income on securitized loans	(.24)	.13	.04	.92

Servicing and securitization revenue	.75%	1.47%	1.24%	2.09%

Average Balances
On-balance sheet student loans	$44,839	$43,862	$44,393	$42,835
Securitized student loans	39,803	32,705	37,631	31,790

Managed student loans	$84,642	$76,567	$82,024	$74,625

        The decrease in the student loan spread for the three and nine months ended September 30, 2003 versus the corresponding year-ago periods was mainly due to the decrease in the amount of Floor Income discussed below. The decrease in the student loan spread, exclusive of Floor Income, for the three months ended September 30, 2003 versus the year-ago period is primarily due to a higher relative cost of funds and the growth in Consolidation Loans as a percentage of the on-balance sheet student loan portfolio. Consolidation Loans have lower spreads due to the 105 basis point Consolidation Loan Rebate Fees, which is somewhat offset by the 30 basis point higher SAP yield and lower student loan premium amortization due to the longer average life of Consolidation Loans. The third quarter of 2003 student loan spread was also adversely impacted by higher student loan premium write-offs from the increase in loans consolidated into the Federal Direct Loan Program ("FDLP"), caused primarily by the FDLP's temporary suspension of disbursements for new consolidations in the second quarter of 2003, shifting FDLP consolidations into the third quarter.

Floor Income and Student Loan Floor Income Contracts

        The following table summarizes the components of Floor Income from on-balance sheet student loans, net of payments under Floor Income Contracts, for the three and nine months ended September 30, 2003 and 2002:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Fixed Rate Floor Income	$36	$39	$86	$90
Variable Rate Floor Income	1	1	30	107

Total Floor Income	$37	$40	$116	$197

        The decrease in Floor Income for the three and nine months ended September 30, 2003 versus the corresponding year-ago periods is due to an increase in the notional value of Floor Income Contracts during the period for on-balance sheet student loans. Floor Income earned on the underlying student loans is passed through to counterparties and reduces the net amount of Floor Income earned. The upfront payment received on Floor Income Contracts is included in the derivative market value adjustment, and is effectively recognized in income over the life of the contract. This reduction was offset by the net increase in on-balance sheet Consolidation Loans. The decrease for the nine months ended was also caused by the reduction in Variable Rate Floor Income as there was a greater decline in interest rates in the first six months of 2002 than 2003.

        At September 30, 2003, the notional amount of student loan Floor Income Contracts totaled $31.2 billion of which $15.4 billion are contracts that commence in 2004 through 2007. The following table analyzes the ability of the FFELP student loans in our Managed student loan portfolio to earn Floor Income after September 30, 2003 and 2002. Three month Treasury bill loans are based on the last Treasury bill auctions of September 2003 and 2002 of .95 percent and 1.57 percent, respectively. Commercial paper rate loans are based on the last commercial paper rates of 1.05 percent for September 2003 and 1.76 percent for September 2002. One year Treasury bill loans are based on the last Treasury bill auctions of May 2003 and 2002 of 1.12 percent and 1.76 percent, respectively.

	September 30, 2003			September 30, 2002
(Dollars in billions)	Fixed Borrower Rate	Annually Reset Borrower Rate	Total	Fixed Borrower Rate	Annually Reset Borrower Rate	Total
Student loans eligible to earn Floor Income
On-balance sheet student loans	$23.9	$11.0	$34.9	$19.9	$13.3	$33.2
Off-balance sheet student loans	8.3	26.1	34.4	2.8	26.5	29.3

Managed student loans eligible to earn Floor Income	32.2	37.1	69.3	22.7	39.8	62.5
Less notional amount of Floor Income Contracts	(15.8)	—	(15.8)	(12.1)	—	(12.1)

Net Managed student loans eligible to earn Floor Income	$16.4	$37.1	$53.5	$10.6	$39.8	$50.4

Net Managed student loans earning Floor Income after September 30, 2003 and 2002	$14.2	$31.4	$45.6	$9.8	$20.3	$30.1

On-Balance Sheet Provision for Losses

        The provision for losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of student and other loans.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Provision for FFELP student and other loan losses	$12	$3	$37	$17
Provision for private credit student loan losses	30	32	84	66

Total provision for losses	$42	$35	$121	$83

Activity in the Allowance for On-Balance Sheet Private Credit Student Loan Losses

        An analysis of our allowance for the on-balance sheet private credit student loan losses is presented in the following table for the three and nine months ended September 30, 2003 and 2002.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Balance at beginning of period	$174	$181	$194	$208
Provision for private credit student loan losses	30	32	84	66
Other	—	—	7	(36)
Charge-offs	(22)	(33)	(59)	(61)
Recoveries	3	6	10	9

Charge-offs, net of recoveries	(19)	(27)	(49)	(52)

Balance before securitization of private credit student loans	185	186	236	186
Reduction for securitization of private credit student loans	—	—	(51)	—

Balance at end of period	$185	$186	$185	$186

Net charge-offs as a percentage of average private credit student loans (annualized)	1.53%	1.95%	1.27%	1.38%
Net charge-offs as a percentage of average private credit student loans in repayment (annualized)	3.01%	3.61%	2.43%	2.33%
Private credit allowance as a percentage of average private credit student loans	3.84%	3.41%	3.56%	3.72%
Private credit allowance as a percentage of the ending balance of private credit student loans	3.55%	3.28%	3.55%	3.28%
Private credit allowance as a percentage of ending private credit student loans in repayment	7.44%	6.26%	7.44%	6.26%
Average balance of private credit student loans	$4,829	$5,459	$5,214	$5,011
Ending balance of private credit student loans	$5,214	$5,676	$5,214	$5,676
Average balance of private credit student loans in repayment	$2,449	$2,942	$2,717	$2,954
Ending balance of private credit student loans in repayment	$2,491	$2,976	$2,491	$2,976

        During the third quarter of 2003, we reclassified FFELP loans and the related reserves that have been rejected for reimbursement by the guarantor to the private credit student loan portfolio because these loans are effectively uninsured. In the above table, the reclassification is reflected for all periods presented.

        The increase in the provision for private credit student loans of $18 million for the nine months ended September 30, 2003 versus the year-ago period is primarily due to the 44 percent increase in private credit student loan acquisitions over the corresponding year-ago period. For the three and nine months ended September 30, 2003, the decrease in private credit student loan charge-offs is primarily due to the decrease in the average balance of the on-balance sheet private credit student loan portfolio due to securitizations.

        We defer origination fees and recognize them over the average life of the related pool of loans as a component of interest income. The unamortized balance of deferred origination fee revenue at September 30, 2003 and 2002 was $102 million and $81 million, respectively.

Delinquencies

        The table below shows our private credit student loan delinquency trends as of September 30, 2003 and 2002. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	September 30, 2003		September 30, 2002
(Dollars in millions)
	Balance	%	Balance	%
Loans in-school/grace/deferment[1]	$2,436		$2,381
Loans in forbearance[2]	287		319
Loans in repayment and percentage of each status:
Loans current	2,235	90%	2,725	91%
Loans delinquent 30-59 days[3]	107	4	108	4
Loans delinquent 60-89 days	59	2	56	2
Loans delinquent 90 days or greater	90	4	87	3

Total loans in repayment	2,491	100%	2,976	100%

Total private credit student loans	5,214		5,676
Private credit student loan allowance for losses	(185)		(186)

Private credit student loans, net	$5,029		$5,490

Percentage of private credit student loans in repayment	48%		52%

Delinquencies as a percentage of private credit student loans in repayment	10%		9%

1
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

2
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures. Additionally, the forbearance balance at September 30, 2003 includes $8 million of career training loans in "closed school" status, whose ultimate disposition is uncertain.

3
The period of delinquency is based on the number of days scheduled payments are contractually past due.

        The increase in delinquencies as a percentage of private credit student loans in repayment is primarily due to the change in the mix of private credit student loans remaining on-balance sheet after securitizations.

On-Balance Sheet Funding Costs

        Our borrowings are generally variable-rate indexed principally to LIBOR, the 91-day Treasury bill or the commercial paper rate. The following table summarizes the average balance of on-balance sheet debt (by index, after giving effect to the impact of interest rate swaps) for the three and nine months ended September 30, 2003 and 2002.

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003		2002
Index	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Treasury bill, principally 91-day	$10,660	1.37%	$20,482	2.13%	$14,614	1.53%	$22,564	2.19%
Commercial paper	14,737	1.14	11,459	1.67	14,022	1.20	9,139	1.71
LIBOR	11,198	1.36	2,626	2.20	7,806	1.46	2,220	2.23
Discount notes	10,325	1.05	6,274	1.84	7,869	1.25	7,018	1.96
Fixed	6,443	4.66	6,704	4.63	6,309	4.84	6,805	4.91
Auction rate securities	828	1.26	1,039	1.87	828	1.45	1,080	1.94
Zero coupon	242	11.14	217	11.14	236	11.14	211	11.14
Other	275	3.22	718	1.79	597	2.39	636	1.65

Total	$54,708	1.69%	$49,519	2.41%	$52,281	1.85%	$49,673	2.50%

        We continue to shift our financing from Treasury bill indexed debt to commercial paper and LIBOR indexed debt as FFELP student loans with interest rates indexed to the commercial paper rate and private credit student loans indexed to the Prime rate become a larger percentage of our portfolio. LIBOR-based debt, swapped to the daily reset LIBOR index, funds a portion of our daily reset commercial paper indexed assets, as we expect daily reset LIBOR indexed debt to remain highly correlated with daily reset commercial paper indexed assets.

OTHER INCOME

Securitization Program

        The following tables summarize securitization activity for the three and nine months ended September 30, 2003 and 2002.

	Three months ended September 30,
	2003			2002
	Number of Transactions	Amount Securitized	Gain %	Number of Transactions	Amount Securitized	Gain %
FFELP Stafford/PLUS loans	2	$3,511	1.12%	2	$2,829.63%
Consolidation Loans	—	—	—	—	—	—
Private credit student loans	—	—	—	—	—	—

Total securitization sales	2	3,511	1.12%	2	2,829.63%

On-balance sheet securitization of Consolidation Loans	2	5,513		—	—

Total loans securitized	4	$9,024		2	$2,829

	Nine months ended September 30,
	2003			2002
	Number of Transactions	Amount Securitized	Gain %	Number of Transactions	Amount Securitized	Gain %
FFELP Stafford/PLUS loans	4	$5,772	1.26%	5	$7,859.96%
Consolidation Loans	2	4,256	10.19	—	—	—
Private credit student loans	2	2,253	6.79	—	—	—

Total securitization sales	8	12,281	5.37%	5	7,859.96%

On-balance sheet securitization of Consolidation Loans	4	9,825		—	—

Total loans securitized	12	$22,106		5	$7,859

        In four Consolidation Loan securitization structures, we hold certain rights that can affect the remarketing of the bonds as well as a call option that gives us the right to acquire certain of the notes issued in the transaction. Thus we are deemed to maintain effective control over the transferred assets. As a result, these securitizations did not meet the criteria of being a Qualifying Special Purpose Entity ("QSPE") and are accounted for on-balance sheet as Variable Interest Entities ("VIEs"). Accordingly, the student loans securitized and the associated debt remain on our balance sheet and no gains or losses were recorded on these transactions. For the three and nine months ended September 30, 2003, we completed two and four on-balance sheet securitizations totaling $5.5 billion and $9.8 billion, respectively.

        The increase in the gains for the three months ended September 30, 2003 as a percentage of the portfolios securitized versus the corresponding year-ago period was primarily due to lower relative cost of funds. The increase in the gains for the nine months ended September 30, 2003, as a percentage of the portfolios securitized, versus the corresponding year-ago period was due to significantly higher Embedded Fixed Rate Floor Income in the 2003 Consolidation Loan securitizations and higher gains on private credit student loan securitizations. Gains on the private credit student loan securitizations are higher than gains on FFELP Stafford/PLUS securitizations because private credit student loans have wider spreads, longer average lives and are less expensive to service than similar sized FFELP Stafford/PLUS student loans, partially offset by higher projected default losses.

Embedded Floor Income

        Included in the gain on student loan securitizations of Consolidation Loans is an estimate of the Embedded Fixed Rate Floor Income from the loans securitized. Depending on interest rate levels, the ongoing reevaluation of this estimate of Embedded Fixed Rate Floor Income can cause volatility in the fair value of the Retained Interest asset. Embedded Fixed Rate Floor Income is estimated over the life of the securitization trust using the current yield curve which results in a lower discount rate in the earlier periods of the trust and a higher discount rate for the more uncertain Embedded Fixed Rate Floor Income associated with later periods. Interest income recognized on the Retained Interest asset is based on the anticipated yield determined by periodically estimating future cash flows. The projection of residual cash flows, exclusive of Floor Income, used in determining the initial gain on sale is discounted at 12 percent.

        The fair value of the Embedded Fixed Rate Floor Income included in the Retained Interest asset as of September 30, 2003 and December 31, 2002 was $947 million and $629 million, respectively. The fair value of the Embedded Variable Rate Floor Income included in the Retained Interest asset as of September 30, 2003 and December 31, 2002 was $25 million and $75 million, respectively.

Servicing and Securitization Revenue

        Servicing and securitization revenue, the ongoing revenue from securitized loan pools, includes the interest earned on the Residual Interest asset, the revenue we receive for servicing the loans in the securitization trusts, and Embedded Floor Income on securitized student loans not previously included in the gain on sale calculation. Interest income recognized on the Residual Interest is based on our anticipated yield determined by periodically estimating future cash flows.

        The following table summarizes the components of servicing and securitization revenue:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Servicing revenue	$81	$71	$233	$207
Securitization revenue, before Embedded Floor Income	18	39	103	71

Servicing and securitization revenue, before Embedded Floor Income	99	110	336	278

Embedded Floor Income	79	29	260	276
Less:
Payments on Floor Contracts	(55)	(18)	(137)	(58)
Floor Income previously recognized in gain calculation	(48)	—	(110)	—

Net Embedded Floor Income	(24)	11	13	218

Total servicing and securitization revenue	$75	$121	$349	$496

Average off-balance sheet student loans	$39,803	$32,705	$37,631	$31,790

Servicing and securitization revenue as a % of average balance of securitized loans	.75%	1.47%	1.24%	2.09%

        Fluctuations in servicing and securitization revenue are generally driven by the difference in the timing of when Floor Income is earned and recognized on off-balance sheet student loans and by the notional value of Floor Income Contracts. The decrease in Floor Income recognized in servicing and securitization revenue in the three and nine months ended September 30, 2003 versus the year-ago periods is due to the increase in payments on Floor Income contracts where the offsetting Floor Income earned on securitized student loans was previously recognized in the gains calculation and to the recognition of the amount of Floor Income in the initial gain calculation. The decrease in servicing and securitization revenue for the third quarter before the impact of Embedded Floor Income is primarily due to payments on basis swaps hedging cash flows on securitized loans. The income or expense that is accrued on the hedged item that offsets these basis swap payments, is accrued over time as a yield adjustment to the interest earned on the Residual Interest asset.

Losses on Sales of Securities, Net

        We recognized losses on sales of securities of $6 million and $63 million for the three months ended September 30, 2003 and 2002, respectively, and $114 million and $189 million for the nine months ended September 30, 2003 and 2002, respectively. These losses included losses on terminated or expired Eurodollar future contracts of $3 million and $46 million for the three months ended September 30, 2003 and 2002, respectively, and $7 million and $134 million for the nine months ended September 30, 2003 and 2002, respectively. These futures contracts were primarily used to economically hedge Floor Income, but did not meet the hedge effectiveness tests under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Unrealized gains and losses on these contracts that were previously recorded through the derivative market value adjustment were reversed. In addition, we terminated written Floor Income Contracts and recognized losses of $88 million for the nine months ended September 30, 2003. Losses on terminated Floor Income Contracts totaling $69 million were related to GSE obligations that were terminated and reinstated in a non-GSE subsidiary of SLM Corporation in connection with the Wind-Down of the GSE. There were no such losses in 2002.

        Also in the three and nine months ended September 30, 2003 and 2002, we invested a portion of the cash earned from Floor Income and refinanced certain debt and derivative obligations with longer term obligations that had lower interest rates. In connection with these refinancings, we recognized losses on sales of securities of $1 million for the three months ended September 30, 2003, and $14 million and $47 million for the nine months ended September 30, 2003 and 2002, respectively.

Guarantor Servicing Fees, Debt Management Fees and Other Income

        The following table summarizes the components of guarantor servicing fees, debt management fees and other income for the three and nine months ended September 30, 2003 and 2002.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Guarantor servicing and debt management fees:
Guarantor servicing fees	$40	$28	$101	$78
Debt management fees	78	48	190	137

Total guarantor servicing and debt management fees	$118	$76	$291	$215

Other income:
Late fees	$18	$14	$50	$43
Third party servicing fees	15	16	43	45
Mortgage and consumer loan fees	13	4	34	8
Other	8	29	42	73

Total other income	$54	$63	$169	$169

        The $12 million and $23 million increase in guarantor servicing fees in the three and nine months ended September 30, 2003, respectively, versus the year-ago periods is due to the growth in the business, and a modification to the manner in which revenue for origination processing fees was recognized, which deferred $15 million in origination processing fees from the third quarter of 2002 to the fourth quarter of 2002. The $30 million and $53 million increase in debt management fees in the three and nine months ended September 30, 2003, respectively, versus the year-ago periods is primarily due to the growth in the business and improved performance in rehabilitating student loans.

        The $9 million and $26 million increase in mortgage and consumer loan fees in the three and nine months ended September 30, 2003, respectively, versus the year-ago periods is mainly attributed to an increase in gains on sales of mortgage loans due to the acquisition of Pioneer Mortgage in the second quarter of 2003.

        In the third quarter of 2003, we changed our method of accounting for fees earned by performing information technology enhancements under an agreement with United Student Aid Funds, Inc. ("USA Funds"). Under the new accounting method, we will earn revenue ratably over the life of the contract. We previously recognized revenue as services were performed. This change resulted in an $18 million deferral of revenue previously recognized under this contract which is reflected in "Other" in the above table.

OPERATING EXPENSES

        The following table summarizes the components of operating expenses:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Servicing and acquisition expenses	$121	$121	$361	$354
General and administrative expenses	63	53	192	155

Total operating expenses	$184	$174	$553	$509

        The $10 million and $44 million increase in operating expenses for the three and nine months ended September 30, 2003, respectively, versus the year-ago periods can mainly be attributed to an increase in mortgage operating expenses due to the acquisition of Pioneer Mortgage in the second quarter of 2003 and increased debt management and servicing expenses consistent with the growth in the business. Student loan servicing expenses as a percentage of average managed student loan principal serviced was .16 percent and .20 percent for the nine months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, we also recognized $9 million in the first quarter of 2003 for servicing adjustments related to an underbilling error (see "Other Related Events and Information").

STUDENT LOAN ACQUISITIONS

        The following tables summarize the components of our student loan acquisition activity for the three and nine months ended September 30, 2003 and 2002.

	Three months ended September 30, 2003
	FFELP	Private	Total
Preferred Channel	$2,647	$797	$3,444
Other commitment clients	93	33	126
Spot purchases	176	2	178
Consolidations from third parties	811	40	851
Consolidations from securitized trusts	2,540	—	2,540
Capitalized interest and other	257	(10)	247

Total on-balance sheet student loan acquisitions	6,524	862	7,386
Consolidations to SLM Corporation from securitized trusts	(2,540)	—	(2,540)
Capitalized interest and other — securitized trusts	278	18	296

Total Managed student loan acquisitions	$4,262	$880	$5,142

	Three months ended September 30, 2002
	FFELP	Private	Total
Preferred Channel	$2,065	$547	$2,612
Other commitment clients	148	35	183
Spot purchases	257	1	258
Consolidations from third parties	581	—	581
Consolidations from securitized trusts	1,231	—	1,231
Capitalized interest and other	268	(60)	208

Total on-balance sheet student loan acquisitions	4,550	523	5,073
Consolidations to SLM Corporation from securitized trusts	(1,231)	—	(1,231)
Capitalized interest and other — securitized trusts	191	—	191

Total Managed student loan acquisitions	$3,510	$523	$4,033

	Nine months ended September 30, 2003
	FFELP	Private	Total
Preferred Channel	$8,996	$2,325	$11,321
Other commitment clients	266	33	299
Spot purchases	613	2	615
Consolidations from third parties	1,609	40	1,649
Consolidations from securitized trusts	4,490	—	4,490
Capitalized interest and other	771	29	800

Total on-balance sheet student loan acquisitions	16,745	2,429	19,174
Consolidations to SLM Corporation from securitized trusts	(4,490)	—	(4,490)
Capitalized interest and other — securitized trusts	582	31	613

Total Managed student loan acquisitions	$12,837	$2,460	$15,297

	Nine months ended September 30, 2002
	FFELP	Private	Total
Preferred Channel	$7,625	$1,658	$9,283
Other commitment clients	353	35	388
Spot purchases	752	7	759
Consolidations from third parties	1,308	—	1,308
Consolidations from securitized trusts	2,602	—	2,602
Capitalized interest and other	761	(17)	744

Total on-balance sheet student loan acquisitions	13,401	1,683	15,084
Consolidations to SLM Corporation from securitized trusts	(2,602)	—	(2,602)
Capitalized interest and other — securitized trusts	532	—	532

Total Managed student loan acquisitions	$11,331	$1,683	$13,014

        We originated and purchased $5.1 billion and $15.3 billion of student loans in the three and nine months ended September 30, 2003, respectively, versus $4.0 billion and $13.0 billion in the three and nine months ended September 30, 2002. In both June 2003 and 2002, we delayed the processing of disbursement for Consolidation Loans to allow borrowers to take advantage of lower interest rates that took effect on July 1. This shifted Consolidation Loan activity from the second to the third quarter.

        Our Preferred Channel Originations totaled $5.1 billion and $11.9 billion in the three and nine months ended September 30, 2003, respectively, versus $4.1 billion and $9.7 billion in the three and nine months ended September 30, 2002. At September 30, 2003, the pipeline of loans currently serviced on our Preferred Channel platforms and committed for purchase by us was $5.9 billion versus $5.2 billion at September 30, 2002.

        The following table summarizes the activity in our Managed portfolio of student loans for the three and nine months ended September 30, 2003 and 2002.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Beginning balance	$83,114	$75,557	$78,124	$71,726
Acquisitions	4,599	3,634	13,884	11,738
Capitalized interest and other	543	399	1,413	1,276
Repayments and claims	(1,789)	(1,830)	(5,870)	(5,875)
Activity in the allowance for student loan losses	(1)	(3)	(25)	8
Loans consolidated from SLM Corporation	(655)	(643)	(1,715)	(1,759)

Ending balance	$85,811	$77,114	$85,811	$77,114

LEVERAGED LEASES

        At September 30, 2003, we had investments in leveraged and direct financing leases, net of impairments, totaling $198 million that are general obligations of three commercial airlines and Federal Express Corporation. In the third quarter of 2003, aircraft passenger volume continued to improve, however, it is still below levels experienced prior to September 11, 2001 and a significant number of aircraft remain grounded. We did not recognize any impairment for leveraged leases in the third quarter, but we will continue to monitor these investments given the continued uncertainty surrounding the airline industry. Based on an analysis of the expected losses on certain leveraged leases plus the incremental increase in tax obligations related to forgiveness of debt obligations and/or the taxable gain on the sale of the aircraft, our remaining exposure to the airline industry is $125 million.

FEDERAL AND STATE TAXES

        The Company is subject to federal and state taxes, while the GSE is exempt from all state, local and District of Columbia income, franchise, sales and use, personal property and other taxes, except for real property taxes. Our effective tax rate for the nine months ended September 30, 2003 and 2002 was 36 percent and 35 percent, respectively.

EFFECTS OF SFAS NO. 133—DERIVATIVE ACCOUNTING

        SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. We believe that our derivatives are effective economic hedges and they are a critical element of our interest rate risk management strategy. However, under SFAS No. 133, some of our derivatives, primarily Floor Income Contracts, certain Eurodollar futures contracts, certain basis swaps and equity forward contracts (see "Liquidity and Capital Resources—Common Stock") are not considered accounting hedges. In these instances, the derivatives are classified as "trading" derivatives for GAAP purposes and marked-to-market each quarter. The period to period change in the fair value of these derivatives is recorded through the derivative market value adjustment in the income statement with no consideration for the corresponding change in fair value of the hedged item. The derivative market value adjustment is caused by interest rate volatility and changing credit spreads during the period and the volume and term of derivatives not receiving hedge accounting treatment.

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

        The table below quantifies the net impact of SFAS No. 133 derivative accounting on our income statement for the three and nine months ended September 30, 2003 and 2002 when compared with the accounting principles employed in all years prior to the SFAS No. 133 implementation. In addition, the net income impact of the cumulative effect of accounting change related to the adoption of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," is quantified.

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

        With the adoption of SFAS No. 150, equity forward contracts entered into after May 31, 2003 were accounted for as derivatives under SFAS No. 133 effective June 1, 2003. In accordance with SFAS No. 150, equity forward contracts entered into prior to June 1, 2003 and outstanding at July 1, 2003 were recorded at fair value on July 1, resulting in a gain of $130 million which was reflected as a "cumulative effect of accounting change" in the consolidated statements of income (see "Liquidity and Capital Resources—Common Stock").

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Impact of Derivative Accounting under SFAS No. 133 per Income Statement
Derivative market value adjustment in other income	$250	$(366)	$335	$(255)
Cumulative effect of accounting change related to SFAS No. 150	130	—	130	—
Amortization of unrealized losses due to SFAS No. 133 transition, recorded through net interest income	—	(2)	(2)	(9)
Derivative losses realized in losses on sale of securities	(1)	(10)	(31)	(31)

Total impact of derivative accounting under SFAS No. 133, per income statement	379	(378)	432	(295)
Adjustments Related to pre-SFAS No. 133 Accounting
Amortization of premiums on Floor Income Contracts and interest rate caps in net interest income	(42)	(24)	(122)	(89)
Amortization of realized derivative losses in net interest income	5	2	15	13

Total adjustments related to pre-SFAS No. 133 accounting	(37)	(22)	(107)	(76)

Total net impact of SFAS No. 133 to income statement	$342	$(400)	$325	$(371)

        The derivative market value adjustment is principally caused by interest rate volatility and changing spreads between indices during the period and the notional volume and term of derivatives not receiving hedge accounting treatment. The gains from the derivative market value adjustment in the three and nine months ended September 30, 2003 were primarily due to increasing interest rates since the preceding period resulting in a gain on our Floor Income and futures contracts, partially offset by mark-to-market losses on equity forward contracts. The losses from the derivative market value adjustment in the three and nine months ended September 30, 2002 were primarily due to decreasing interest rates since the preceding period resulting in mark-to-market losses on our Floor Income and futures contracts. The gain for the nine months ended September 30, 2003 includes the effect of the termination of certain Floor Income Contracts whereby $19 million of unrealized losses that were previously recognized in the derivative market value adjustment were reclassified to losses on sales of securities.

ALTERNATIVE PERFORMANCE MEASURES

        In addition to evaluating our GAAP-based data, management, credit rating agencies, lenders and analysts also evaluate us on certain non-GAAP-based performance measures, which we refer to as "core cash" performance measures. Under these non-GAAP-based performance measures, management analyzes the student loan portfolio on a Managed Basis and treats securitization transactions as financings versus sales. As such, the securitization gain on sale and subsequent servicing and securitization revenue is eliminated from income, and net interest income from securitized loans is recognized. When producing these non-GAAP-based performance measures we also eliminate the benefit of Floor Income and use pre-SFAS No. 133 accounting for our derivative transactions, treating all derivatives as effective hedges and eliminating the periodic derivative market value adjustments. We also exclude certain transactions that management does not consider part of our core business, such as gains or losses on certain sales of securities and derivative contracts and the amortization of acquired intangible assets. We recognize the amortization of the upfront payments received from Floor Income Contracts. We also periodically use Floor Income to repurchase common stock and to facilitate the refinancing of debt and derivatives on more favorable terms. Alternative performance measures reflect only current period adjustments to GAAP earnings. Accordingly, our alternative performance measures do not represent another comprehensive basis of accounting.

        For the three and nine months ended September 30, 2003 and 2002, the effect of these performance measures on pre-tax GAAP earnings are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Non-GAAP Performance Measures:
Treatment of securitizations as financings versus sales	$(59)	$10	$456	$30
Floor Income on Managed loans	61	51	238	424
Net impact of derivative accounting	342	(400)	325	(371)
Losses on sales of securities	(4)	(49)	(81)	(154)
Amortization of acquired intangibles	(7)	(6)	(21)	(17)

Total non-GAAP performance measures	$333	$(394)	$917	$(88)

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Managed Basis student loan yield	4.13%	4.87%	4.29%	5.05%
Consolidation Loan Rebate Fees	(.36)	(.27)	(.35)	(.25)
Offset Fees	(.04)	(.05)	(.04)	(.06)
Borrower benefits	(.09)	(.11)	(.11)	(.11)
Premium and origination fee amortization	(.12)	(.23)	(.13)	(.26)

Managed Basis student loan net yield	3.52	4.21	3.66	4.37
Managed Basis student loan cost of funds	(1.60)	(2.33)	(1.73)	(2.49)

Managed Basis student loan spread	1.92%	1.88%	1.93%	1.88

Average Balances
Managed FFELP student loans	$77,047	$71,108	$75,047	$69,614
Managed private credit student loans	7,595	5,459	6,977	5,011

Total managed student loans	$84,642	$76,567	$82,024	$74,625

        The increase in the "core cash" student loan spread in the third quarter of 2003 versus the third quarter of 2002 is mainly due to an increase in the amortization of the upfront cash received from Fixed Rate Floor Income Contracts and a lower cost of funds in the third quarter of 2003. These increases were partially offset by the growth in Consolidation Loans. Consolidation Loans have lower spreads due to the 105 basis point Consolidation Loan Rebate Fees, which is somewhat offset by the 30 basis point higher SAP yield and lower premium amortization expense caused by the longer average life of Consolidation Loans and lower borrower benefits. The third quarter "core cash" student loan spread was also lowered by higher premium write-offs from the increase in student loans consolidated into FDLP and other competitors as they temporarily suspended disbursements for new consolidations in the second quarter of 2003, which shifted consolidation volume to the third quarter.

        The year-to-date Managed Basis student loan spread also benefited from the increase in Managed private credit student loans of 41 percent over the year-ago period. These loans are subject to much higher credit risk than federally guaranteed student loans and therefore earn higher spreads, which in the three and nine months ended September 30, 2003 was 4.97 percent and 4.95 percent, respectively.

Allowance for Private Credit Student Loan Losses—Managed Basis

        An analysis of our Managed allowance for loan losses for private credit student loans for the three and nine months ended September 30, 2003 and 2002 is presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Balance at beginning of period	$242	$181	$207	$208
Provision for Managed private credit student loan losses	32	32	91	66
Other	—	—	6	(36)
Charge-offs	(22)	(33)	(59)	(61)
Recoveries	3	6	10	9

Charge-offs, net of recoveries	(19)	(27)	(49)	(52)

Balance at end of period	$255	$186	$255	$186

Net charge-offs as a percentage of average Managed private credit student loans (annualized)	.97%	1.95%	.95%	1.38%
Net charge-offs as a percentage of average Managed private credit student loans in repayment (annualized)	2.01%	3.61%	1.89%	2.33%
Private credit allowance as a percentage of average Managed private credit student loans	3.36%	3.41%	3.66%	3.72%
Private credit allowance as a percentage of the ending balance of Managed private credit student loans	3.20%	3.28%	3.20%	3.28%
Private credit allowance as a percentage of ending Managed private credit student loans in repayment	6.92%	6.26%	6.92%	6.26%
Average balance of Managed private credit student loans	$7,595	$5,459	$6,977	$5,011
Ending balance of Managed private credit student loans	$7,969	$5,676	$7,969	$5,676
Average balance of Managed private credit student loans in repayment	$3,661	$2,942	$3,496	$2,954
Ending balance of Managed private credit student loans in repayment	$3,688	$2,976	$3,688	$2,976

        During the third quarter of 2003, we reclassified FFELP loans and the related reserves that have been rejected for reimbursement by the guarantor to the private credit student loan portfolio, because these loans are effectively uninsured. In the above table, the reclassification is reflected for all periods presented.

        The increase in the allowance for Managed private credit student loans of $69 million, or 37 percent, over the year-ago period is mainly due to the 46 percent increase in Managed private credit student loan acquisitions for the nine months ended September 30, 2003 versus the year-ago period.

        We defer origination fees and recognize them over the average life of the related pool of loans as a component of interest income. The unamortized balance of deferred origination fee revenue at September 30, 2003 and 2002 was $137 million and $81 million, respectively.

Delinquencies—Managed Basis

        The table below shows our private credit student loan delinquency trends as of September 30, 2003 and 2002 on a Managed Basis. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	September 30,
	2003		2002
(Dollars in millions)
	Balance	%	Balance	%
Loans in-school/grace/deferment[1]	$3,818		$2,381
Loans in forbearance[2]	463		319
Loans in repayment and percentage of each status:
Loans current	3,385	92%	2,725	91%
Loans delinquent 30-59 days[3]	127	3	108	4
Loans delinquent 60-89 days	74	2	56	2
Loans delinquent 90 days or greater	102	3	87	3

Total Managed loans in repayment	3,688	100%	2,976	100%

Total Managed private credit student loans	7,969		5,676
Managed private credit student loan allowance for losses	(255)		(186)

Managed private credit student loans, net	$7,714		$5,490

Percentage of Managed private credit student loans in repayment	46%		52%

Delinquencies as a percentage of private credit student loans in repayment	8%		9%

1
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

2
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures. Additionally, the forbearance balance at September 30, 2003 includes $8 million of career training loans in "closed school" status, whose ultimate disposition is uncertain.

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

        Currently our primary sources of liquidity are through debt issuances by the GSE and off-balance sheet financings through securitizations. We supplement these sources through borrowings under our commercial paper and medium-term note programs, other senior note issuances, and cash generated by our subsidiaries and distributed through dividends to the Company. Our Managed borrowings along with the average interest rates for the three and nine months ended September 30, 2003 and 2002 are broken down as follows:

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003		2002
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
GSE	$33,060	1.68%	$45,229	2.35%	$36,991	1.81%	$46,034	2.47%
Non-GSE	15,465	1.87	4,290	3.02	11,450	2.12	3,639	2.84
Securitizations (on-balance sheet)	6,181	1.33	—	—	3,838	1.40	—	—
Securitizations (off-balance sheet)	41,878	1.67	32,975	2.45	38,697	1.83	31,827	2.71

Total	$96,584	1.69%	$82,494	2.42%	$90,976	1.84%	$81,500	2.58%

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

Securitization Activities

        Since the establishment of our program in 1995, securitization of student loans has been the primary source of non-GSE long-term funding for our Managed portfolio of student loans. In the first nine months of 2003, we completed twelve securitization transactions totaling $22.1 billion versus five transactions totaling $7.9 billion in student loans in the first nine months of 2002. At September 30, 2003, $40.1 billion or 47 percent of our Managed student loans outstanding were in securitized trusts outside of the GSE. We expect to accelerate and diversify our securitization activity as we refinance long-term GSE debt in connection with the GSE Wind-Down. See also "Other Income—Securitization Program" for a discussion of the quarterly activity of our securitization program.

Non-GSE Unsecured On-Balance Sheet Financing Activities

        While the securitization market has been the core of our long-term financing strategy, we have also been increasing and diversifying our non-GSE funding sources such as commercial paper, bank lines of credit, underwritten long-term debt, and global and medium-term note programs. The following table shows the senior unsecured credit ratings on our non-GSE debt from the major rating agencies.

	S&P	Moody's	Fitch
Short-term unsecured debt	A-1	P-1	F-1+
Long-term unsecured debt	A	A-2	A+

        The table below presents our non-GSE unsecured on-balance sheet funding by funding source for the three and nine months ended September 30, 2003 and 2002.

	Debt issued for three months ended September 30,		Debt issued for nine months ended September 30,		Outstanding at September 30,
	2003	2002	2003	2002	2003	2002
Commercial paper	$—	$8,085	$8,285	$21,408	$—	$—
Convertible debentures	—	—	1,980	—	1,982	—
Retail medium-term notes (EdNotes)	82	—	309	—	309	—
Euro medium-term notes	—	—	580	—	580	—
Extendible notes	—	—	999	—	999	—
Global notes	3,481	—	8,130	—	9,833	—
Medium-term notes	—	1,939	—	3,550	4,091	5,169

Total	$3,563	$10,024	$20,283	$24,958	$17,794	$5,169

New Sources of Financing

        The total of revolving credit facilities was increased from $2 billion to $3 billion in October 2003. The current facilities consist of $1 billion maturing October 2004, $1 billion maturing October 2007, and $1 billion maturing October 2008. These facilities will continue to serve as commercial paper backstop and management does not expect to use them.

Cash Flows

        During the first nine months of 2003, we used the proceeds from both on and off-balance sheet student loan securitizations of $22.0 billion, and repayments and claim payments on student loans of $3.4 billion to acquire student loans either through purchase, origination or through loan consolidations from our securitized trusts totaling $19.2 billion, and to repurchase $747 million of the Company's common stock.

        Operating activities provided net cash of $410 million in the first nine months of 2003, an increase of $168 million from the first nine months of 2002. Operating cash flow is driven by net income adjusted for various non-cash items such as gains and losses on sales of student loans and securities, the derivative market value adjustment and the provision for loan losses. Operating cash flow is also affected by the timing of the receipt or payment of cash for other assets and liabilities and by the amount of Floor Income received in the quarter.

        During the first nine months of 2003, the Company issued $17.1 billion of unsecured long-term notes, of which $5.2 billion was issued by the GSE and $11.9 billion was issued by SLM Corporation. The Company also completed on-balance sheet securitizations of $9.7 billion. These financings were used to refund maturing debt obligations and finance the acquisition of student loans. At

September 30, 2003, the Company had $31.3 billion of long-term debt, of which $4.6 billion is an obligation of the GSE and $26.7 billion is an obligation of SLM Corporation, including bonds in the VIEs totaling $9.7 billion. $1.4 billion of the GSE's long-term debt had stated maturities that could be accelerated through call provisions and $3.3 billion of SLM Corporation's long-term debt had stated maturities that could be accelerated through call provisions.

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

        The following table shows funding by index, after considering the effects of derivatives, of our asset-backed securities at September 30, 2003:

(Dollars in billions)
Index	Amount
LIBOR	$12.7
91-day Treasury bill	22.8
Auction Rate	2.8
Commercial paper	8.1
Prime	2.5

Total Variable Rate	48.9
Fixed Rate	3.6

Total	$52.5

        There were also $3.1 billion of PLUS student loans in the trusts that are funded by asset-backed securities indexed to LIBOR or the 91-day Treasury bill. We hedge our off-balance sheet basis risk through on-balance sheet derivatives, the effect of which is included in the "Interest Rate Gap Analysis" below as the impact of securitized student loans.

        In the table below, the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at September 30, 2003 and is not necessarily reflective of positions that existed throughout the period.

	Interest Rate Sensitivity Period
	3 months or less	3 months to 6 months	6 months to 1 year	1 to 2 years	2 to 5 years	Over 5 years
Assets
Student loans	$42,988	$287	$2,408	$—	$—	$—
Academic facilities financings and other loans	350	98	217	64	57	308
Cash and investments	5,641	11	4	75	909	744
Other assets	1,361	60	121	259	673	3,301

Total assets	50,340	456	2,750	398	1,639	4,353

Liabilities and Stockholders' Equity
Short-term borrowings	13,993	859	8,143	—	—	—
Long-term notes	15,681	—	—	2,313	4,932	8,333
Other liabilities	1,708	—	—	—	—	1,330
Stockholders' equity	—	—	—	—	—	2,644

Total liabilities and stockholders' equity	31,382	859	8,143	2,313	4,932	12,307

Period gap before adjustments	18,958	(403)	(5,393)	(1,915)	(3,293)	(7,954)
Adjustments for Derivatives and Other Financial Instruments
Interest rate derivatives	(12,803)	580	840	2,002	2,308	7,073
Impact of securitized student loans	(3,129)	—	3,129	—	—	—

Total derivatives and other financial instruments	(15,932)	580	3,969	2,002	2,308	7,073

Period gap	$3,026	$177	$(1,424)	$87	$(985)	$(881)

Cumulative gap	$3,026	$3,203	$1,779	$1,866	$881	$—

Ratio of interest-sensitive assets to interest-sensitive liabilities	165.1%	46.1%	32.3%	6.0%	19.6%	12.6%

Ratio of cumulative gap to total assets	5.0%	5.3%	3.0%	3.1%	1.5%	—%

Average Terms to Maturity

        The following table reflects the average terms to maturity for our Managed earning assets and liabilities at September 30, 2003.

(Averages in years)	On-Balance Sheet	Off-Balance Sheet	Managed
Earning assets
Student loans	7.6	7.4	7.5
Academic facilities financings and other loans	7.1	—	7.1
Cash and investments	1.9	—	1.9

Total earning assets	6.8	7.4	7.1

Borrowings
Short-term borrowings	.4	—	.4
Long-term borrowings	7.7	7.4	7.5

Total borrowings	4.5	7.4	5.8

        In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 1.9 years. Long-term debt issuances likely to be called have been categorized according to their call dates rather than their maturity dates. Long-term debt issuances, which are putable by the investor, are categorized according to their put dates rather than their maturity date.

Common Stock

        We repurchased 1.5 million shares during the third quarter of 2003 primarily through equity forward settlements and issued 1.6 million shares related to benefit plans. We repurchased 21.6 million shares during the nine months ended September 30, 2003 through equity forward settlements and open market purchases and issued 5.8 million shares as a result of the exercise of stock warrants and a net 8.5 million shares related to benefit plans. At September 30, 2003, the total common shares that could potentially be acquired over the next five years under outstanding equity forward contracts was 40.2 million shares at an average price of $35.39 per share. We have remaining authority to enter into additional share repurchases and equity forward contracts for 17 million shares.

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

        In July 2003, the Board of Directors voted to retire 170 million shares of common stock held in treasury, effective in September 2003. Based on an average price of $18.04 per share, this retirement decreased the balance in treasury stock by $3.1 billion, with corresponding decreases of $34 million in common stock and $3.1 billion in retained earnings.

        The following table summarizes our common share repurchase and equity forward activity for the three and nine months ended September 30, 2003 and 2002.

	Three months ended September 30,		Nine months ended September 30,
(Common shares in millions)
	2003	2002	2003	2002
Common shares repurchased:
Open market	.5	—	5.5	—
Equity forwards	1.0	5.5	16.1	14.7

Total shares repurchased	1.5	5.5	21.6	14.7

Average purchase price per share	$40.13	$25.78	$30.44	$21.93

Equity forward contracts:
Outstanding at beginning of period	33.1	24.5	28.7	33.7
New contracts	8.1	7.8	27.6	7.8
Exercises	(1.0)	(5.5)	(16.1)	(14.7)

Outstanding at end of period	40.2	26.8	40.2	26.8

Remaining repurchase authority at end of period	17.0	29.1	17.0	29.1

        As of September 30, 2003, the expiration dates and range of purchase prices for outstanding equity forward contracts were as follows:

Year of Maturity	Outstanding Contracts	Range of Market Prices
	(in millions)
2004	3.0	$26.02 - $30.70
2005	12.0	27.47 - 40.17
2006	18.3	33.82 - 41.88
2007	3.7	37.70
2008	3.2	38.64 - 40.00

	40.2

        In May 2003, the FASB issued SFAS No. 150, which establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also outlines new accounting for equity forward contracts. Under SFAS No. 150, equity forward contracts that allow a net settlement option either in cash or our stock is required to be accounted for in accordance with SFAS No. 133 as derivative financial instruments. Those equity forward contracts that require physical settlement only (cash for the purchase of shares) must be accounted for as a liability. Our existing contracts provide for physical settlement, net share or net cash settlement options. As a result, for equity forward contracts entered into after May 31, 2003, we accounted for these equity forward contracts as derivatives in accordance with SFAS No. 133 and recorded the change in fair value through earnings. In accordance with SFAS No. 150, equity forward contracts that we entered into prior to June 1, 2003 and outstanding at July 1, 2003, were recorded at fair value on July 1, and we recorded a gain of $130 million which was reflected as a "cumulative effect of accounting change" in the consolidated statements of income for the three and nine months ended September 30, 2003. Included in this amount was a loss of $12 million previously recorded as an adjustment to equity, related to interest costs associated with outstanding equity forward contracts. In the third quarter of 2003, we recognized a $10 million loss related to the mark-to-market of its equity forward contracts. In addition, we recorded a $5 million loss related to net cost of carry of the equity forward contracts. In the third quarter, we settled equity forward contracts by repurchasing our common stock for $43 million. The repurchased shares were recorded as treasury stock at the market value at the time of settlement of $42 million. The $1 million realized loss on these settlements that was previously recognized through equity forward marks-to-market was reversed in the derivative market valuation account. Gains and losses on equity forward contracts are excluded from gross income for federal and state income tax purposes.

STUDENT LOAN MARKETING ASSOCIATION

Privatization Act—GSE Wind-Down

        Under the Privatization Act, the GSE must wind down its operations and dissolve on or before September 30, 2008, and until the GSE is dissolved, the Privatization Act places a number of limitations on the GSE. Management, however, plans to accelerate the Wind-Down of the GSE to no later than September 2006. This plan was approved by the GSE's board of directors in January 2002. Any GSE debt obligations outstanding at the date of such dissolution are required to be defeased through creation of a fully collateralized trust, consisting of cash or financial instruments backed by the full faith and credit of the U.S. government with cash flows that match the interest and principal obligations of the defeased debt. The Privatization Act requires that on the dissolution date, the GSE shall repurchase or redeem, or make proper provisions for repurchase or redemption of any outstanding preferred stock. The GSE redeemed its Series A, Adjustable Rate Cumulative Preferred Stock, its only outstanding preferred stock, in the fourth quarter of 2001. Also upon the GSE's dissolution, all of its remaining assets will be transferred to the Company.

        The Privatization Act effectively requires that the GSE maintain a minimum statutory capital adequacy ratio (the ratio of the GSE's stockholders' equity to total assets plus 50 percent of the credit equivalent amount of certain off-balance sheet items) of at least 2.25 percent or be subject to certain "safety and soundness" requirements designed to restore such statutory ratio. While the GSE may not finance or guarantee the activities of non-GSE affiliates, it may, subject to its minimum capital requirements, dividend retained earnings and surplus capital to SLM Corporation, which in turn may contribute such amounts to its non-GSE subsidiaries. At September 30, 2003, the GSE's statutory capital adequacy ratio was 7.13 percent.

        The GSE has also received guidance from the U.S. Department of the Treasury's Office of Sallie Mae Oversight ("OSMO") regarding safety and soundness considerations affecting its Wind-Down. As a result, in connection with any dividend declarations, the GSE will supplement the statutory minimum capital ratio requirement with a risk-based capital measurement formula. At September 30, 2003, the GSE's capital ratio under this measurement formula was 24.61 percent, which was above OSMO's minimum recommended level of 4.00 percent. Management does not expect the capital levels of our consolidated balance sheet to change as a result of this supplemental formula.

        The Privatization Act imposes certain restrictions on intercompany relations between the GSE and its affiliates during the Wind-Down Period. The GSE may, however, continue to issue new debt obligations maturing on or before September 30, 2008 although, because of the accelerated Wind-Down described above, we do not intend to issue any new GSE debt with maturities beyond September 30, 2006. The legislation further provides that the legal status and attributes of the GSE's debt obligations, including the exemptions from Securities and Exchange Commission registration and state taxes, will be fully preserved until their respective maturities. Such debt obligations will remain GSE debt obligations, whether such obligations were outstanding at the time of, or issued subsequent to, the reorganization of the GSE into the current holding company structure.

        In connection with the Wind-Down of the GSE, we must either securitize, sell, transfer or defease the GSE's assets by the Wind-Down date and retire or defease the GSE's debt obligations. The following table summarizes the GSE's asset sales (carrying value plus accrued interest) and transfers for the three and nine months ended September 30, 2003 and 2002.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
FFELP/Consolidation student loan securitizations	$3,563	$2,892	$10,216	$8,005
Sale of on-balance sheet VIEs, net[1]	141	—	306	—
Private credit student loan sales[2]	514	489	3,877	1,012
Non-cash dividend of FFELP Stafford/PLUS student loans[3]	1,077	—	1,077	—
Sale of Retained Interests in securitized receivables[4]	2,451	—	2,451	—
Non-cash dividend of insurance and benefit plan related investments[5]	—	—	346	—

1
These VIEs consist of securitized Consolidation Loans and the sales are recorded net of debt issued. The GSE recognized gains on these sales of $450 million and $953 million for the three and nine months ended September 30, 2003, respectively.

2
The private credit student loans were sold by the GSE to a subsidiary of SLM Corporation at fair market value and the GSE recognized gains on these sales of $12 million and $145 million for the three and nine months ended September 30, 2003, respectively, and $29 million and $57 million for the three and nine months ended September 30, 2002, respectively.

3
This dividend was recorded at fair market value and the GSE recognized a gain of $23 million.

4
In the third quarter of 2003, the GSE sold its Retained Interests in securitized receivables to a subsidiary of SLM Corporation at fair market value and recognized a gain of $617 million.

5
The GSE transferred $346 million of insurance and benefit plan related investments through a non-cash dividend to SLM Corporation.

        As described above, such transactions were among a group of related parties. Such transactions were conducted at estimated market value, which was determined using discounted cash flow models and other estimation techniques. Different assumptions or changes in future market conditions could significantly affect the estimates of fair value.

Average Balance Sheets—GSE

        The following table reflects the GSE's taxable equivalent rates earned on earning assets and paid on interest bearing liabilities for the three and nine months ended September 30, 2003 and 2002.

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003		2002
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Federally insured student loans	$29,765	3.27%	$35,885	4.26%	$32,679	3.54%	$35,646	4.68%
Private credit student loans	682	5.83	4,947	6.15	1,897	5.56	4,838	6.32
Academic facilities financings and other loans	728	6.33	1,044	6.13	792	6.28	1,294	5.66
Investments	3,067	3.08	3,888	2.90	3,471	3.18	4,428	3.24

Total interest earning assets	34,242	3.37%	45,764	4.39%	38,839	3.66%	46,206	4.74%

Retained Interest in securitized receivables	1,774		1,600		2,113		1,655
Other non-interest earning assets	1,943		1,665		1,581		1,851

Total assets	$37,959		$49,029		$42,533		$49,712

Average Liabilities and Stockholders' Equity
Six month floating rate notes	$3,087	1.06%	$3,062	1.77%	$2,987	1.17%	$2,994	1.86%
Other short-term borrowings	23,996	1.44	24,234	1.98	22,486	1.53	26,015	2.11
Long-term notes	6,045	2.91	18,002	2.91	12,669	2.43	17,094	3.07

Total interest bearing liabilities	33,128	1.68%	45,298	2.33%	38,142	1.80%	46,103	2.45%

Non-interest bearing liabilities	1,658		1,891		1,649		1,833
Stockholders' equity	3,173		1,840		2,742		1,776

Total liabilities and stockholders' equity	$37,959		$49,029		$42,533		$49,712

Net interest margin		1.75%		2.08%		1.89%		2.30%

Securitized student loans	$37,037		$32,705		$35,868		$31,790

OTHER RELATED EVENTS AND INFORMATION

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

        On July 31, 2003, following the death of Colin McMillan, Chairman of the GSE Board of Directors, the White House announced that it appointed Duane Acklie of Lincoln, Nebraska as Chairman of the Board of the Student Loan Marketing Association. Mr. Acklie is chairman of the Acklie Companies, a privately held trucking and logistics company. He also serves on the Board of the First National Bank Northeast.

        The Higher Education Act of 1965 (the "HEA") generally is reauthorized every six years. The HEA was last reauthorized in 1998 and expired on September 20, 2003. Under current law, however, the HEA will automatically extend through September 30, 2004. At this time, management understands that the reauthorization of the HEA may be delayed until 2005. In connection with the approaching reauthorization of the HEA, several bills have been introduced in the U.S. Congress that, if enacted into law, in their current form, could adversely affect the Company. At this time, management does not expect these bills to become law or to become law in their present form.

        The Company is named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit seeks to bring a nationwide class action on behalf of all borrowers who allegedly paid "undisclosed improper and excessive" late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of 2 million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 28, 2003, the Court granted the Company's motion to dismiss the complaint in its entirety. The plaintiffs appealed the trial court decision and filed its appellate brief. The Company filed an appellate brief on October 20, 2003. The appellate court has not yet scheduled oral arguments. Management believes that the case is without merit.

        On October 29, 2003, the Company signed an agreement to purchase Academic Management Services ("AMS"). AMS markets, originates, funds and services student loans and is a leading provider of student tuition payment plans. The purchase will include a $1.4 billion student loan portfolio. AMS will retain its brand and company identity and will become a wholly owned subsidiary of SLM Corporation. The transaction is expected to close in November, subject to regulatory approvals and other closing conditions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

        The effect of short-term movements in interest rates on our results of operations and financial position has been limited through our interest rate risk management. The following tables summarize the effect on earnings for the three and nine months ended September 30, 2003 and 2002 and the effect on fair values at September 30, 2003 and December 31, 2002, based upon a sensitivity analysis performed by us assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. We have chosen to show the effects of a hypothetical increase to interest rates, as an increase gives rise to a larger absolute value change to the financial statements. The effect on earnings was performed on our variable rate assets, liabilities and hedging instruments while the effect on fair values was performed on our fixed rate assets, liabilities and hedging instruments.

	Three months ended September 30, 2003				Three months ended September 30, 2002
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions, except per share amounts)
	$	%	$	%	$	%	$	%
Effect on Earnings
Increase/(decrease) in pre-tax net income before SFAS No. 133	$(22)	(7)%	$(24)	(8)%	$(31)	(12)%	$(68)	(26)%
SFAS No. 133 change in fair value	371	148	877	350	340	93	850	232

Increase in net income before taxes	$349	63%	$853	154%	$309	292%	$782	740%

Increase in diluted earnings per share	$.488	47%	$1.192	115%	$.436	308%	$1.102	779%

	Nine months ended September 30, 2003				Nine months ended September 30, 2002
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions, except per share amounts)
	$	%	$	%	$	%	$	%
Effect on Earnings
Increase/(decrease) in pre-tax net income before SFAS No. 133	$(141)	(10)%	$(147)	(10)%	$(154)	(15)%	$(216)	(22)%
SFAS No. 133 change in fair value	371	111	877	262	340	134	850	334

Increase in net income before taxes	$230	13%	$730	41%	$186	25%	$634	85%

Increase in diluted earnings per share	$.321	12%	$1.021	38%	$.254	25%	$0.866	87%

	At September 30, 2003
		Interest Rates:
		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions)
	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Student loans	$48,520	$(758)	(2)%	$(1,661)	(3)%
Other earning assets	8,537	(99)	(1)	(275)	(3)
Other assets	5,775	(470)	(8)	(854)	(15)

Total assets	$62,832	$(1,327)	(2)%	$(2,790)	(4)%

Liabilities
Interest bearing liabilities	$54,734	$(791)	(1)%	$(2,201)	(4)%
Other liabilities	3,038	62	2	600	20

Total liabilities	$57,772	$(729)	(1)%	$(1,601)	(3)%

	At December 31, 2002
		Interest Rates:
		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions)
	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Student loans	$44,718	$(497)	(1)%	$(1,100)	(2)%
Other earning assets	6,248	(104)	(2)	(279)	(4)
Other assets	4,643	(391)	(8)	(693)	(15)

Total assets	$55,609	$(992)	(2)%	$(2,072)	(4)%

Liabilities
Interest bearing liabilities	$48,974	$(418)	—%	$(1,221)	(1)%
Other liabilities	3,063	(326)	(17)	(588)	(38)

Total liabilities	$52,037	$(744)	(1)%	$(1,809)	(3)%

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

        During the three and nine months ended September 30, 2003, we locked-in a portion of Floor Income through the use of Floor Income and futures contracts that converted floating rate debt into fixed rate debt, to match the student loans earning at the fixed borrower rate. The effect on the SFAS No. 133 change in fair value is mainly due to the effect of raising interest rates on Floor Income and futures contracts that do not qualify for hedge accounting treatment. (See "Effects of SFAS No. 133—Derivative Accounting.")

        Under the scenario where interest rates increase 300 basis points, the change in pre-tax net income before SFAS No. 133 is not proportional to the change under the scenario where interest rates increase 100 basis points. This is due to a greater percentage of loans earning at a floating rate and the additional spread earned on loans hedged with futures and Floor Income Contracts mentioned above.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The Company and various affiliates were defendants in a lawsuit brought by College Loan Corporation ("CLC") in the United States District Court for the Eastern District of Virginia alleging various breach of contract and common law tort claims in connection with CLC's consolidation loan activities. The Complaint sought compensatory damages of at least $60,000,000.

        In June 2003, the Court granted the Company's motion for summary judgment on CLC's claims for conversion and civil conspiracy. On June 25, 2003, after five days of trial, the jury returned a verdict in favor of the Company on all remaining counts. CLC has since filed a notice of appeal and its initial brief was filed on November 10, 2003.

        The Company is named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit seeks to bring a nationwide class action on behalf of all borrowers who allegedly paid "undisclosed improper and excessive" late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of 2 million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 28, 2003, the Court granted the Company's motion to dismiss the complaint in its entirety. The plaintiffs appealed the trial court decision and filed its appellate brief. The Company filed an appellate brief on October 20, 2003. The appellate court has not yet scheduled oral arguments. Management believes that the case is without merit.

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
  (b)
  Reports on Form 8-K

          The Company furnished or filed two Current Reports on Form 8-K with the Commission during the quarter ended September 30, 2003 or thereafter. On October 16, 2003, the Company furnished a Current Report in connection with the Company's press release announcing its earnings for the quarter ended September 30, 2003 and its supplemental financial information for the same period. In addition, on November 11, 2003, the Company filed a Current Report in connection with the Company's press release announcing that the Commission declared effective the Company's registration statement on Form S-3 relating to resales by selling security holders of its floating rate convertible senior debentures due 2035 and shares of the Company's common stock issuable upon conversion of the debentures.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)
By:	/s/ C.E. ANDREWS C.E. Andrews Executive Vice President, Accounting and Risk Management (Principal Accounting Officer and Duly Authorized Officer)

Date: November 12, 2003

APPENDIX A

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED FINANCIAL STATEMENTS

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Federally insured student loans (net of allowance for losses of $29,697 and $31,719, respectively)	$26,432,123	$34,189,249
Private credit student loans (net of allowance for losses of $17,907 and $77,425, respectively)	748,297	2,629,635
Academic facilities financings and other loans	743,192	895,582
Investments
Trading	—	175
Available-for-sale	2,788,972	3,331,670
Other	96,795	452,095

Total investments	2,885,767	3,783,940
Cash and cash equivalents	264,819	410,503
Retained Interest in securitized receivables	1,436	2,068,076
Other assets	689,378	1,688,803

Total assets	$31,765,012	$45,665,788

Liabilities
Short-term borrowings	$22,209,071	$24,404,636
Long-term notes	4,612,294	16,446,818
Other liabilities	2,595,853	2,528,563

Total liabilities	29,417,218	43,380,017

Commitments and contingencies
Stockholder's equity
Common stock, par value $.20 per share, 250,000 shares authorized: 6,001 shares issued and outstanding	1,200	1,200
Additional paid-in capital	298,788	298,788
Accumulated other comprehensive income (net of tax of $115,470 and $355,949, respectively)	214,445	661,049
Retained earnings	1,833,361	1,324,734

Total stockholder's equity	2,347,794	2,285,771

Total liabilities and stockholder's equity	$31,765,012	$45,665,788

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Federally insured student loans	$245,464	$385,727	$864,857	$1,247,021
Private credit student loans	10,013	76,634	78,890	228,754
Academic facilities financings and other loans	10,384	14,072	33,004	47,739
Investments	23,549	22,457	79,795	95,700

Total interest income	289,410	498,890	1,056,546	1,619,214
Interest expense:
Short-term debt	95,586	134,601	284,228	451,366
Long-term debt	44,314	131,986	230,147	392,814

Total interest expense	139,900	266,587	514,375	844,180

Net interest income	149,510	232,303	542,171	775,034
Less: provision for losses	9,956	29,147	39,929	72,171

Net interest income after provision for losses	139,554	203,156	502,242	702,863

Other income:
Gains on student loan securitizations	36,116	17,819	500,904	75,838
Securitization revenue	(19,463)	50,511	99,591	291,370
Gains on sales to SLM Corporation	1,101,868	29,380	1,738,143	57,033
Losses on sales of securities, net	(4,385)	(45,347)	(79,390)	(177,008)
Derivative market value adjustment	175,557	(367,159)	353,881	(255,762)
Other	17,269	35,958	51,759	97,887

Total other income (loss)	1,306,962	(278,838)	2,664,888	89,358

Operating expenses:
Related party agreements	90,874	69,031	221,569	149,002
Other	(3,332)	8,262	(10,411)	28,909

Total operating expenses	87,542	77,293	211,158	177,911

Income (loss) before income taxes	1,358,974	(152,975)	2,955,972	614,310
Income taxes (benefit)	472,750	(60,647)	1,024,297	205,765

Net income (loss)	$886,224	$(92,328)	$1,931,675	$408,545

Basic and diluted earnings (loss) per common share	$148	$(15)	$322	$68

Average common shares outstanding and common equivalent shares outstanding	6,001,000	6,001,000	6,001,000	6,001,000

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock Shares				Accumulated Other Comprehensive Income (Loss)
			Common Stock	Additional Paid-In Capital		Retained Earnings	Total Stockholder's Equity
	Issued	Outstanding
Balance at June 30, 2002	6,001,000	6,001,000	$1,200	$298,788	$537,130	$1,045,910	$1,883,028
Comprehensive income:
Net income						(92,328)	(92,328)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax					137,982		137,982
Change in unrealized gains (losses) on derivatives, net of tax					577		577

Comprehensive income							46,231
Dividend:
Common stock						(22,072)	(22,072)

Balance at September 30, 2002	6,001,000	6,001,000	$1,200	$298,788	$675,689	$931,510	$1,907,187

Balance at June 30, 2003	6,001,000	6,001,000	$1,200	$298,788	$740,138	$2,023,922	$3,064,048
Comprehensive income:
Net income						886,224	886,224
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax					(527,106)		(527,106)
Change in unrealized gains (losses) on derivatives, net of tax					1,413		1,413

Comprehensive income							360,531
Dividend:
Student loans						(1,076,785)	(1,076,785)

Balance at September 30, 2003	6,001,000	6,001,000	$1,200	$298,788	$214,445	$1,833,361	$2,347,794

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock Shares				Accumulated Other Comprehensive Income (Loss)
			Common Stock	Additional Paid-In Capital		Retained Earnings	Total Stockholder's Equity
	Issued	Outstanding
Balance at December 31, 2001	6,001,000	6,001,000	$1,200	$298,800	$670,416	$545,037	$1,515,453
Comprehensive income:
Net income						408,545	408,545
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax					(24,811)		(24,811)
Change in unrealized gains (losses) on derivatives, net of tax					30,084		30,084

Comprehensive income							413,818
Dividend:
Common stock						(22,072)	(22,072)
Redemption of preferred stock				(12)			(12)

Balance at September 30, 2002	6,001,000	6,001,000	$1,200	$298,788	$675,689	$931,510	$1,907,187

Balance at December 31, 2002	6,001,000	6,001,000	$1,200	$298,788	$661,049	$1,324,734	$2,285,771
Comprehensive income:
Net income						1,931,675	1,931,675
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax					(452,734)		(452,734)
Change in unrealized gains (losses) on derivatives, net of tax					6,130		6,130

Comprehensive income							1,485,071
Dividend:
Insurance and benefit plan related investments						(346,263)	(346,263)
Student loans						(1,076,785)	(1,076,785)

Balance at September 30, 2003	6,001,000	6,001,000	$1,200	$298,788	$214,445	$1,833,361	$2,347,794

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2003	2002
Operating activities
Net income	$1,931,675	$408,545
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on student loan securitizations	(500,904)	(75,838)
Gains on sales to SLM Corporation	(1,738,143)	(57,033)
Losses on sales of securities, net	79,390	177,008
Derivative market value adjustment	(353,881)	255,762
Provision for losses	39,929	72,171
Decrease (increase) in accrued interest receivable	41,365	(65,543)
(Decrease) in accrued interest payable	(51,825)	(48,168)
Decrease in Retained Interest in securitized receivables	18,835	110,530
Decrease (increase) in other assets	24,215	(4,766)
Increase (decrease) in other liabilities	1,052,052	(939,451)

Total adjustments	(1,388,967)	(575,328)

Net cash provided by (used in) operating activities	542,708	(166,783)

Investing activities
Student loans acquired	(12,143,380)	(11,150,185)
Loans acquired from securitized trusts through loan consolidations	(4,378,654)	(2,602,479)
Reduction of student loans:
Installment payments	2,045,097	2,854,978
Claims and resales	455,699	487,852
Proceeds from securitization of student loans	10,027,232	7,967,914
Proceeds from sales of student loans	—	54,754
Proceeds from sales of student loans to SLM Corporation	4,013,691	1,041,273
Academic facilities financings and other loans made	(206,203)	(427,248)
Academic facilities financings and other loans repayments	354,548	1,122,181
Purchases of available-for-sale securities	(1,779,595)	(3,798,582)
Proceeds from sales and maturities of available-for-sale securities	2,276,906	4,399,527
Purchases of other securities	(223,728)	(223,571)
Proceeds from sales and maturities of other securities	232,764	232,791
Proceeds from sale of Retained Interest in securitized receivables to SLM Corporation	2,055,202	—
Proceeds from sale of Variable Interest Entity to SLM Corporation, net of cash	1,081,152	—

Net cash provided by (used in) investing activities	3,810,731	(40,795)

Financing activities
Short-term borrowings issued	555,851,330	480,560,368
Short-term borrowings repaid	(560,264,204)	(477,953,342)
Long-term notes issued	5,161,343	13,177,760
Long-term notes repaid	(14,950,365)	(15,765,852)
Long-term notes issued by Variable Interest Entity	9,702,773	—
Redemption of preferred stock	—	(12)

Net cash (used in) provided by financing activities	(4,499,123)	18,922

Net (decrease) in cash and cash equivalents	(145,684)	(188,656)
Cash and cash equivalents at beginning of period	410,503	434,366

Cash and cash equivalents at end of period	$264,819	$245,710

Cash disbursements made for:
Interest	$858,528	$1,212,039

Income taxes	$390,000	$509,500

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2003 and for the three and nine months ended
September 30, 2003 and 2002 is unaudited)

(Dollars in thousands, unless otherwise stated)

1. Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited consolidated financial statements of the Student Loan Marketing Association ("SLMA" or the "GSE") have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2003 may not necessarily be indicative of the results for the year ending December 31, 2003. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 2002 Annual Report on Form 10-K.

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

Consolidation of Variable Interest Entities

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and provides new accounting guidance on when to consolidate a Variable Interest Entity ("VIE"). VIEs are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur. FIN No. 46 also requires new disclosures about VIEs.

        On February 1, 2003, SLMA adopted FIN No. 46 for VIEs created in which SLMA obtains an interest after January 31, 2003. Upon adoption of FIN No. 46, SLMA reviewed all of its off-balance sheet asset-backed securitizations to determine if they should be consolidated on-balance sheet. Based on this review, all existing off-balance sheet securitizations still met the definition of Qualifying Special Purpose Entities ("QSPEs") as defined in Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities—a Replacement of SFAS No. 125," and will continue to not be consolidated. In addition, SLMA's accounting treatment for its on-balance sheet Consolidation Loan securitizations are not affected by FIN No. 46 as SLMA previously concluded that such transactions should be consolidated. Based on this review, SLMA has determined that FIN No. 46 will not have a material effect on its consolidated financial statements. FIN No. 46 was originally effective for interim periods beginning after June 15, 2003, however in October 2003, the FASB deferred this effective date until interim or annual periods ending after December 15, 2003.

3. Student Loans

        SLMA purchases student loans from originating lenders. SLMA's portfolio consists principally of loans originated under two federally sponsored programs—the Federal Family Education Loan Program ("FFELP") and the Health Education Assistance Loan Program ("HEAL"). SLMA also purchases private credit student loans.

        The following table reflects the distribution of SLMA's student loan portfolio by program as of September 30, 2003 and 2002:

	September 30,
(Dollars in millions)
	2003	2002
FFELP — Consolidation Loans	$13,952	$19,094
FFELP — Stafford	10,303	14,585
FFELP — PLUS/SLS	962	1,084
HEAL	1,245	1,547
Private credit	766	4,701

Subtotal	27,228	41,011
Allowance for loan losses	(48)	(155)

Total student loans, net	$27,180	$40,856

        At September 30, 2003 and 2002, 3 percent and 11 percent, respectively, of SLMA's total student loan portfolio was private credit.

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

        The following table summarizes changes in the allowance for student loan losses for private credit and federally insured student loan portfolios and other loans for the three and nine months ended September 30, 2003 and 2002:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Balance at beginning of period	$52,655	$164,575	$109,144	$175,959
Additions
Provisions for student loan losses	9,956	29,147	39,929	72,171
Recoveries	1,201	4,419	3,770	5,736
Deductions
Reductions for student loan sales and securitizations	(12,808)	(32,318)	(95,545)	(65,162)
Charge-offs	(3,400)	(31,318)	(10,615)	(52,592)
Other	—	20,578	921	18,971

Balance at end of period	$47,604	$155,083	$47,604	$155,083

        SLMA defers origination fees and recognizes them over time as a component of interest income. The unamortized balance of deferred origination fee revenue at September 30, 2003 and 2002 was $30 million and $45 million, respectively.

        The table below shows SLMA's private credit student loan delinquency trends as of September 30, 2003 and 2002. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	September 30, 2003		September 30, 2002
(Dollars in millions)
	Balance	%	Balance	%
Loans in-school/grace/deferment[1]	$611		$2,396
Loans in forbearance[2]	13		321
Loans in repayment and percentage of each status:
Loans current	121	85%	1,811	91%
Loans delinquent 30-59 days[3]	6	4	68	4
Loans delinquent 60-89 days	5	4	40	2
Loans delinquent 90 days or greater	10	7	65	3

Total private credit loans in repayment	142	100%	1,984	100%

Total private credit student loans	766		4,701
Private credit student loan allowance for losses	(18)		(117)

Private credit student loans, net	$748		$4,584

Percentage of private credit student loans in repayment	19%		42%

Delinquencies as a percentage of private credit student loans in repayment	15%		9%

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

5. Student Loan Securitization

        When SLMA sold student loans in securitizations prior to September 30, 2003, it retained Residual Interests and, in some cases, a cash reserve accounts, all of which were Retained Interests in the securitized loans. At June 30, 2003 and December 31, 2002, the balance of these assets was $2.7 billion and $2.1 billion, respectively. On September 30, 2003, SLMA sold its Retained Interests in securitizations, with the exception of the Retained Interest for Trust 1995-1 whose clean-up call occurred on October 27, 2003, to SLM Corporation in a cash transaction. SLMA will continue to sell loans in securitizations subsequent to September 30, 2003 and recognize Retained Interests as a result of these future transactions. Gains or losses realized at the settlement of these future transactions will continue to be based upon the carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the Retained Interests based on their relative fair values at the date of transfer, as they have with past transactions.

        Quoted market prices are generally not available for SLMA's Retained Interests so SLMA estimates fair value, both initially and on a quarterly basis, based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions—credit losses, prepayment speeds and discount rates commensurate with the risks involved. The projection of residual cash flows, exclusive of Floor Income, used in determining the initial gain on sale is discounted at 12 percent. SLMA values the Floor Income component of its Retained Interest based upon market quotes for comparable instruments.

        Included in the gain on student loan securitizations of Consolidation Loans is an estimate of the Embedded Fixed Rate Floor Income from the loans securitized. Depending on interest rate levels, the ongoing reevaluation of this estimate of Embedded Fixed Rate Floor Income can cause volatility in the fair value of the Retained Interest asset. Embedded Fixed Rate Floor Income is estimated over the life of the securitization trust using the current yield curve which results in a lower discount rate in the earlier periods of the trust and a higher discount rate for the more uncertain Embedded Fixed Rate Floor Income associated with later periods. Interest income recognized on the Retained Interest asset is based on the anticipated yield determined by periodically estimating future cash flows.

        The following tables summarize securitization activity for the three and nine months ended September 30, 2003 and 2002.

	Three months ended September 30,
	2003			2002
(Dollars in millions)	Number of Transactions	Amount Securitized	Gain %	Number of Transactions	Amount Securitized	Gain %
FFELP Stafford/PLUS loans	2	$3,511	1.12%	2	$2,829.63%
Consolidation Loans	—	—	—	—	—	—

Total securitization sales	2	3,511	1.12%	2	2,829.63%

On-balance sheet securitization of Consolidation Loans	2	5,513		—	—

Total loans securitized	4	$9,024		2	$2,829

	Nine months ended September 30,
	2003			2002
(Dollars in millions)	Number of Transactions	Amount Securitized	Gain %	Number of Transactions	Amount Securitized	Gain %
FFELP Stafford/PLUS loans	4	$5,772	1.26%	5	$7,859.96%
Consolidation Loans	2	4,256	10.19	—	—	—

Total securitization sales	6	10,028	5.05%	5	7,859.96%

On-balance sheet securitization of Consolidation Loans	4	9,825		—	—

Total loans securitized	10	$19,853		5	$7,859

        In certain Consolidation Loan securitization structures, SLMA holds certain rights regarding the remarketing of the bonds as well as a call option that gives it the right to acquire certain of the notes issued in the transaction. Thus SLMA is deemed to maintain effective control over the transferred assets. As a result, these securitizations did not meet the criteria of being a QSPE and were accounted for on-balance sheet. As a result, the student loans securitized and the associated debt remain on SLMA's balance sheet and no gains or losses were recognized on these transactions. For the three months ended September 30, 2003, SLMA completed two on-balance sheet securitizations totaling $5.5 billion. These on-balance sheet VIEs were subsequently sold by the GSE to a non-GSE subsidiary of SLM Corporation, and the GSE recorded gains on the sale of student loans of $450 million. For the nine months ended September 30, 2003, SLMA completed four on-balance sheet securitizations totaling $9.8 billion, which were subsequently sold by the GSE to a non-GSE subsidiary of SLM Corporation, and the GSE recorded gains on the sale of student loans of $953 million.

        Sallie Mae Servicing L.P., an affiliate, enters into a servicing agreement with each securitization trust and earns annual servicing fees from the trusts of 0.9 percent per annum of the outstanding balance of Stafford and PLUS student loans and 0.5 percent per annum of the outstanding balance of Consolidation Loans in the securitization trusts.

        Key economic assumptions used in estimating the fair value of the Retained Interests at the date of securitization resulting from the student loan securitization sale transactions completed during the three and nine months ended September 30, 2003 and 2002 (weighted based on principal amounts securitized) were as follows:

	Three months ended September 30,
	2003 FFELP Loans		2002 FFELP Loans
Prepayment speed	9.00%		9.00%
Weighted-average life (in years)	4.62	yrs.	4.58	yrs.
Expected credit losses (% of principal securitized)	.51%		.62%
Residual cash flows discounted at	12.00%		12.00%
	Nine months ended September 30,
	2003 FFELP Loans		2002 FFELP Loans
Prepayment speed	7.00%-9.00%[1]		9.00%
Weighted-average life (in years)	6.07	yrs.	4.81	yrs.
Expected credit losses (% of principal securitized)	.60%		.61%
Residual cash flows discounted at	7.00%		12.00%

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

        The following table summarizes the cash flows received from all off-balance sheet securitization trusts during the three and nine months ended September 30, 2003 and 2002.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)
	2003	2002	2003	2002
Net proceeds from new securitizations entered into during the period	$3,530	$2,858	$10,027	$7,938
Cash distributions from trusts	207	234	608	694

6. Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

        The following tables summarize the fair values and notional values of all derivative instruments at September 30, 2003 and December 30, 2002, and their impact on other comprehensive income and earnings for the three and nine months ended September 30, 2003 and 2002. At September 30, 2003 and December 31, 2002, $229 million and $338 million (amortized cost), respectively, of available-for-sale investment securities were pledged as collateral against these derivative instruments.

	Cash Flow		Fair Value		Trading		Total
	September 30, 2003	December 31, 2002	September 30, 2003	December 31, 2002	September 30, 2003	December 31, 2002	September 30, 2003	December 31, 2002
Fair Values
(Dollars in millions)
Interest rate swaps	$—	$—	$(99)	$30	$(85)	$(147)	$(184)	$(117)
Floor/Cap contracts	—	—	—	—	(722)	(1,082)	(722)	(1,082)
Futures	(2)	(6)	—	—	(51)	(34)	(53)	(40)

Total	$(2)	$(6)	$(99)	$30	$(858)	$(1,263)	$(959)	$(1,239)

Notional Values
(Dollars in billions)
Interest rate swaps	$—	$—	$8.7	$15.6	$35.9	$48.1	$44.6	$63.7
Floor/Cap contracts	—	—	—	—	18.3	19.5	18.3	19.5
Futures	0.3	1.0	—	—	12.4	16.9	12.7	17.9

Total	$0.3	$1.0	$8.7	$15.6	$66.6	$84.5	$75.6	$101.1

	Three months ended September 30,
	Cash Flow		Fair Value				Trading		Total
	2003	2002	2003		2002		2003	2002	2003	2002
(Dollars in millions)
Changes to other comprehensive income, net of tax
Other comprehensive income, net	$2	$1	$—		$—		$—	$—	$2	$1

Earnings Summary
Recognition of closed futures contracts' gains/losses into interest expense[1]	$(2)	$(4)	$—		$—		$—	$—	$(2)	$(4)
Recognition of closed futures contracts' gains/losses into gains/losses on sales of securities, net[2]	—	(2)	—		—		(3)	(45)	(3)	(47)
Derivative market value adjustment	—	—	1	[3]	2	[3]	174	(369)	175	(367)

Total earnings impact	$(2)	$(6)	$1		$2		$171	$(414)	$170	$(418)

1
For futures contracts that qualify for SFAS No. 133 hedges where the hedged transaction occurs.

2
For discontinued hedges and closed futures contracts accounted for as "trading."

3
The change in fair value of fair value and cash flow hedges represents amounts related to ineffectiveness.

	Nine months ended September 30,
	Cash Flow		Fair Value				Trading		Total
	2003	2002	2003		2002		2003	2002	2003	2002
(Dollars in millions)
Changes to other comprehensive income, net of tax
Other comprehensive income, net	$6	$29	$—		$—		$—	$1 [5]	$6	$30

Earnings Summary
Recognition of closed futures contracts' gains/losses into interest expense[1]	$(11)	$(9)	$—		$—		$—	$—	$(11)	$(9)
Recognition of closed futures contracts' gains/losses into gains/losses on sales of securities, net[2]	—	(40)	—		—		(8)	(133)	(8)	(173)
Recognition of derivative losses into gains/losses on sales of securities	—	—	—		—		(69)	—	(69)	—
Amortization of transition adjustment[3]	—	—	—		—		—	(1)	—	(1)
Derivative market value adjustment	1 [4]	—	2	[4]	5	[4]	351	(261)	354	(256)

Total earnings impact	$(10)	$(49)	$2		$5		$274	$(395)	$266	$(439)

1
For futures contracts that qualify for SFAS No. 133 hedges where the hedged transaction occurs.

2
For discontinued hedges and closed futures contracts accounted for as "trading."

3
Reported as a component of other income in the consolidated statements of income.

4
The change in fair value of fair value and cash flow hedges represents amounts related to ineffectiveness.

5
Represents transition adjustment amortization out of other comprehensive income, net.

        The following table shows the components of the change in accumulated other comprehensive income, net of tax, for derivatives.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)
	2003	2002	2003	2002
Accumulated Other Comprehensive Income, Net
Balance at beginning of period	$(14)	$(21)	$(18)	$(50)
Change in unrealized gains (losses) on derivatives, net:
Change in fair value of cash flow hedges	—	(3)	(1)	(3)
Amortizations[1]	2	2	7	6
Discontinued hedges	—	2	—	27

Total change in unrealized gains (losses) on derivatives, net	2	1	6	30

Balance at end of period	$(12)	$(20)	$(12)	$(20)

1
SLMA expects to amortize $5 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging debt instruments that remain outstanding after September 30, 2003. In addition, SLMA expects to amortize into earnings over the next 12 months portions of the accumulated unrealized net losses related to futures contracts that were open at September 30, 2003 and are expected to be closed based on the anticipated issuance of debt.

7. Related Parties

        SLMA is a member of a group of affiliated companies and has significant transactions with members of the group. Accordingly, the terms of such transactions may not necessarily be indicative of transactions amongst wholly unrelated companies.

        In connection with the Wind-Down of the GSE, SLM Corporation must either securitize, sell, transfer or defease SLMA's assets by the Wind-Down date and retire or defease SLMA's debt obligations. The following table summarizes SLMA's asset sales (carrying value plus accrued interest) and transfers for the three and nine months ended September 30, 2003 and 2002:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)
	2003	2002	2003	2002
FFELP/Consolidation student loan securitizations	$3,563	$2,892	$10,216	$8,005
Sale of on-balance sheet VIEs, net[1]	141	—	306	—
Private credit student loan sales[2]	514	489	3,877	1,012
Non-cash dividend of FFELP Stafford/PLUS student loans[3]	1,077	—	1,077	—
Sale of Retained Interests in securitized receivables[4]	2,451	—	2,451	—
Non-cash dividend of insurance and benefit plan related investments[5]	—	—	346	—

1
These VIEs consist of securitized Consolidation Loans and the sales are recorded net of debt issued. SLMA recognized gains on these sales of $450 million and $953 million for the three and nine months ended September 30, 2003, respectively.

2
The private credit student loans were sold by SLMA to a subsidiary of SLM Corporation at fair market value and SLMA recognized gains on these sales of $12 million and $145 million for the three and nine months ended September 30, 2003, respectively, and $29 million and $57 million for the three and nine months ended September 30, 2002, respectively.

3
This dividend was recorded at fair market value and SLMA recognized a gain of $23 million.

4
In the third quarter of 2003, SLMA sold its Retained Interests in securitized receivables to a subsidiary of SLM Corporation at fair market value and recognized a gain of $617 million.

5
SLMA transferred $346 million of insurance and benefit plan related investments through a non-cash dividend to SLM Corporation.

        As described above, such transactions were among a group of related parties. Such transactions were conducted at estimated market value, which was determined using discounted cash flow models and other estimation techniques. Different assumptions or changes in future market conditions could significantly affect the estimates of fair value.

        In connection with the transfer of employees from SLMA to SLM Corporation and its non-GSE subsidiaries, SLMA and SLM Corporation and various of its non-GSE subsidiaries entered into Management Services Agreements ("MSAs") whereby all management and administrative support would be provided to SLMA for a monthly fee. Intercompany expenses under the MSAs for the three months ended September 30, 2003 and 2002 totaled $23 million and $8 million, respectively, and for the nine months ended September 30, 2003 and 2002 totaled $70 million and $29 million, respectively. Effective January 1, 2003, only third party loan acquisition costs are being booked directly to SLMA and are included in other operating expenses.

        Intercompany expenses under the servicing contract between SLMA and Sallie Mae Servicing L.P., a wholly owned subsidiary of SLM Corporation, for the three months ended September 30, 2003 and 2002 totaled $68 million and $61 million, respectively, and for the nine months ended September 30, 2003 and 2002 totaled $151 million and $120 million, respectively.

        At September 30, 2003 and December 31, 2002, SLMA had net intercompany liabilities of $1.3 billion and net intercompany receivables of $15 million, respectively, with SLM Corporation and various of its non-GSE subsidiaries, incurred in the normal course of business, exclusive of the intercompany promissory note owed to Hemar Insurance Corporation of America ("HICA") discussed below. Included in the net intercompany liability at September 30, 2003 was SLMA's dividend of $1.1 billion of student loans to SLM Corporation. At December 31, 2001, SLMA had a $37 million investment in a non-GSE subsidiary of SLM Corporation which was accounted for using the equity method. During the second quarter of 2002, SLMA transferred this investment for $37 million in cash to SLM Education Loan Corporation, another wholly owned subsidiary of SLM Corporation.

        SLMA purchases insurance for its private credit student loan portfolio from HICA. SLMA pays HICA insurance premiums in return for HICA's guarantee of payment of principal and interest on private credit student loans. In connection with this arrangement, HICA invests its insurance reserves related to SLMA's HICA insured loans in a Master Promissory Note of SLMA to HICA. In addition to the intercompany balances between SLMA and SLM Corporation, at September 30, 2003 and December 31, 2002, SLMA owed HICA $69 million under this note at the end of each period.

8. Contingencies

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

        The Higher Education Act of 1965 (the "HEA") generally is reauthorized every six years. The HEA was last reauthorized in 1998 and expired on September 20, 2003. Under current law, however, the HEA will automatically extend through September 30, 2004. At this time, management understands that the reauthorization of the HEA may be delayed until 2005. In connection with the approaching reauthorization of the HEA, several bills have been introduced in the U.S. Congress that, if enacted into law, in their current form, could adversely affect SLMA. At this time, management does not expect these bills to become law or to become law in their present form.

        SLMA is named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit seeks to bring a nationwide class action on behalf of all borrowers who allegedly paid "undisclosed improper and excessive" late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of 2 million borrowers. In addition, the plaintiffs alleged that SLMA charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 28, 2003, the Court granted SLMA's motion to dismiss the complaint in its entirety. The plaintiffs appealed the trial court decision and filed its appellate brief. SLMA filed an appellate brief on October 20, 2003. The appellate court has not yet scheduled oral arguments. Management believes that the case is without merit.