Form 10-K
period 2003-12-31
SLM CORP
filed 2004-03-15
CIK 1032033

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003 or
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

        As of February 27, 2004, there were 442,536,880 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement relating to the registrant's Annual Meeting of Shareholders scheduled to be held May 13, 2004 are incorporated by reference into Part III of this Report.

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

GLOSSARY

        Listed below are definitions of key terms that are used throughout this document. See also Appendix B for a further discussion of the FFELP.

Consolidation Loans—Under the FFELP, borrowers with eligible student loans may consolidate them into one note with one lender and convert the variable interest rates on the loans being consolidated into a fixed rate for the life of the loan. The new note is considered a Consolidation Loan. Typically a borrower can consolidate their student loans only once unless the borrower has another eligible loan with which to consolidate with the existing Consolidation Loan. The borrower rate on a Consolidation Loan is fixed for the term of the loan and is set by the weighted-average interest rate of the loans being consolidated, rounded up to the nearest 1/8th of a percent, not to exceed 8.25 percent. In low interest rate environments, Consolidation Loans provide an attractive refinancing opportunity because they allow borrowers to consolidate variable rate loans into a long-term fixed rate loan.

Consolidation Loan Rebate Fee—All holders of Consolidation Loans are required to pay to the U.S. Department of Education an annual 105 basis point Consolidation Loan Rebate Fee on all outstanding principal and accrued interest balances of Consolidation Loans purchased or originated after October 1, 1993, except for loans for which consolidation applications were received between October 1, 1998 and January 31, 1999, where the Consolidation Loan Rebate Fee is 62 basis points.

Constant Prepayment Rate ("CPR")—A variable in life of loan estimates that measures the rate at which loans in the portfolio pay before their stated maturity. The CPR has a direct effect on the average life of the portfolio.

DOE—The U.S. Department of Education.

Direct Loans—Student loans originated directly by the DOE under the William D. Ford Federal Direct Student Loan Program.

Embedded Floor Income—Embedded Floor Income is Floor Income (see definition below) that is earned on off-balance sheet student loans that are in securitization trusts sponsored by us. At the time of the securitization, the option value of Embedded Fixed Rate Floor Income is included in the initial calculation of the Residual Interest and the gain or loss on sale of the student loans. Embedded Floor Income is also included in the quarterly fair value adjustments of the Residual Interest.

Fixed Rate Floor Income—We refer to Floor Income associated with student loans whose borrower rate is fixed to term (primarily Consolidation Loans) as Fixed Rate Floor Income.

Floor Income—Our portfolio of FFELP student loans generally earns interest at the higher of a floating rate based on the Special Allowance Payment or SAP (see definition below) formula set by the DOE and the borrower rate, which is fixed over a period of time. We generally finance our student loan portfolio with floating rate debt over all interest rate levels. In low and/or declining interest rate environments, when our student loans are earning at the fixed borrower rate and the interest on our floating rate debt is continuing to decline, we may earn additional spread income and refer to it as Floor Income. Depending on the type of the student loan and when it was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. As a result, for loans where the borrower rate is fixed to term, we may earn Floor Income for an extended period of time, and for those loans where the borrower interest rate is reset annually on July 1, we may earn Floor Income to the next reset date.

        The following example shows the mechanics of Floor Income for a fixed rate Consolidation Loan:

Fixed borrower/minimum floor interest rate:	8.25%
Floating rate special allowance payment formula:	91-day T-bill + 3.10%
Floor strike rate (minimum floor strike rate less SAP spread):	5.15%

        Based on this example, if the quarterly average 91-day Treasury bill rate is over 5.15 percent, special allowance payments will be made to ensure that the holder receives at least a specified floating rate based on the Special Allowance Payment formula. On the other hand, if the quarterly average 91-day Treasury bill is below 5.15 percent, the loan holder will earn the minimum floor rate of 8.25 percent from the student loan. The difference between the minimum floor rate of 8.25 percent and the lender's expected yield (i.e., the yield that the lender would have earned if the borrower's rate did not create a floor) is referred to as Floor Income. Because the student loan assets are generally funded with floating rate debt, the net interest income is enhanced during periods of declining interest rates when the student loan is earning at the fixed borrower rate.

Graphic Depiction of Floor Income:

FFELP—The Federal Family Education Loan Program, formerly the Guaranteed Student Loan Program.

FDLP—The William D. Ford Federal Direct Student Loan Program.

Floor Income Contracts—We enter into contracts with counterparties under which, in exchange for an upfront fee representing the present value of the Floor Income that we expect to earn on a notional amount of student loans being hedged, we will pay the counterparties the Floor Income earned on that notional amount of student loans over the life of the Floor Income Contract. Specifically, we agree to pay the counterparty the difference, if positive, between the fixed borrower rate less the SAP spread and the average of the applicable interest rate index on that notional amount of student loans for a portion of the estimated life of the student loan. This contract effectively locks in the amount of Floor Income we will earn over the period of the contract. Floor Income Contracts are not considered effective hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and each quarter we must record the change in fair value of these contracts through income.

GSE—The Student Loan Marketing Association is a federally chartered government sponsored enterprise and wholly owned subsidiary of SLM Corporation.

HEA—The Higher Education Act of 1965, as amended.

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

Preferred Channel Originations—Preferred Channel Originations are comprised of: 1) student loans that are originated or serviced on our proprietary platforms, and are committed for sale to Sallie Mae, such that we either own them from inception or acquire them soon after origination, and 2) loans that are originated and serviced on other platforms on behalf of Sallie Mae owned brands and our lending partners, Bank One and JP Morgan Chase, and are committed for sale to Sallie Mae.

Preferred Lender List—To streamline the student loan process, most higher education institutions select a small number of lenders to recommend to their students and parents. This recommended list is referred to as the Preferred Lender List.

Private Credit Student Loans—Education loans to students or parents of students that are not guaranteed or reinsured under the FFELP or any other federal student loan program. Private Credit Student Loans include loans for traditional higher education with repayment terms that begin after graduation, similar to the FFELP, and for alternative education, such as career training, that require repayment immediately.

Privatization Act—The Student Loan Marketing Association Reorganization Act of 1996.

Residual Interest—When we securitize student loans, we retain the right to receive cash flows from the student loans sold in excess of amounts needed to pay servicing and other fees and the principal and interest on the bonds backed by the student loans. The Residual Interest is the present value of the future expected cash flows from off-balance sheet student loans in securitized trusts, which includes the present value of Embedded Fixed Rate Floor Income described above. We value the Residual Interest at the time of sale and at each subsequent quarter.

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

Special Allowance Payment ("SAP")—FFELP student loans generally earn interest at the greater of the borrower rate or a floating rate determined by reference to the average of the applicable floating rates (91-day Treasury bill rate or commercial paper) in a calendar quarter, plus a fixed spread that is dependent upon when the loan was originated and the loan's repayment status. If the resulting floating rate exceeds the borrower rate, the DOE pays the difference directly to us. This payment is referred to as the Special Allowance Payment or SAP and the formula used to determine the floating rate is the SAP formula. We refer to the fixed spread to the underlying index as the Special Allowance margin.

Title IV Programs and Title IV Loans—Student loan programs created under Title IV of the HEA, including the FFELP and the FDLP, and student loans originated under those programs, respectively.

Wind-Down—The dissolution of the Student Loan Marketing Association (the "GSE") under the terms of the Privatization Act.

Wind-Down Period—The period during which the Student Loan Marketing Association is dissolved under the terms of the Privatization Act.

Variable Rate Floor Income—For student loans whose borrower interest rate resets annually on July 1, we may earn Floor Income or Embedded Floor Income based on a calculation of the difference between the borrower rate and the then current interest rate. We refer to this as Variable Rate Floor Income because we may only earn Floor Income through the next reset date.

PART I.

Item 1. Business

Introduction to SLM Corporation

        SLM Corporation, more commonly known as Sallie Mae, is the market leader in education finance. We were formed 30 years ago as a federally chartered government-sponsored enterprise with the goal of furthering access to higher education by acting as a secondary market for student loans. Today, Sallie Mae is nearing the completion of a historic privatization process that began in 1997. We now provide a comprehensive array of credit products and related services to the higher education community. These include:

  •
  FFELP and Private Credit Student Loans,

  •
  student loan and guarantor servicing, and

  •
  debt management and collection services.

        We participate in all phases of the student loan process by holding and servicing the loan—from origination and guarantee, through collection, and in some cases, post-default collection. We believe that what distinguishes us from our competition is the breadth and sophistication of the products and services we offer to colleges, universities and students. These include the streamlining of the financial aid process through university-branded web sites, call centers and other solutions that permit financial aid officers to spend more time working with students. Our products and services provide significant cost savings for schools, create time-saving efficiencies for financial aid offices and, in some cases, generate revenues for schools.

        Our earnings growth is fueled largely by the growth in the Managed student loan portfolio and in our fee-based business lines, coupled with cost-effective financing and operating expense control.

        We generate the majority of our earnings from the spread between the yield we receive on our managed portfolio of student loans, and the cost of funding these loans. This spread income is reported on our income statement as "net interest income" for on-balance sheet loans, and "gains on student loan securitizations" and "servicing and securitization revenue" for off-balance sheet loans. We also earn fees from student loan servicing, guarantee processing, and default management and collections services, and incur servicing, selling and administrative expenses in providing these products and services.

        In 2003, we made substantial progress in the Wind-Down of the Student Loan Marketing Association, our government-sponsored enterprise ("GSE") subsidiary. As of December 31, 2003, 78 percent of our Managed student loans were financed outside of the GSE.

        Sallie Mae has more than 7,500 employees nationwide.

Student Lending Marketplace

Overview

        The student loan marketplace consists of federally guaranteed student loans administered by the DOE and Private Credit Student Loans issued by various private sector lenders. There are two competing programs that provide student loans where the ultimate credit risk lies with the federal government: the FFELP and the FDLP. FFELP loans are provided by private sector institutions and are ultimately guaranteed by the DOE. FDLP loans are funded by the taxpayer and provided to borrowers directly by the DOE on terms similar to student loans in the FFELP. In addition to these government guaranteed programs, Private Credit Student Loans are made by financial institutions where the lender assumes the credit risk.

        For the federal fiscal year ("FFY") ended September 30, 2003, the DOE estimated that the FFELP's market share in federally guaranteed student loans was 75 percent, up from 73 percent in 2002. (See "Business—Competition.") Total FFELP and FDLP volume for FFY 2003 grew by 16 percent, with the FFELP portion growing 18 percent. Current industry trends indicate that federal student loan market growth will continue at 11 to 12 percent annually over the next few years.

        The HEA includes regulations that cover every aspect of the servicing of a student loan, including communications with borrowers, loan originations and default aversion. Failure to service a student loan properly could jeopardize the 98 percent guarantee on these federal student loans.

        FFELP student loans must be guaranteed by state or non-profit agencies called guarantors. Guarantors are responsible for performing certain functions necessary to ensure the program's soundness and accountability. These functions include reviewing loan application data to detect and prevent fraud and abuse and to assist lenders in preventing default by providing counseling to borrowers. Generally, the guarantor is responsible for ensuring that loans are being serviced in compliance with the requirements of the HEA. When a borrower defaults on a FFELP loan, we submit a claim form to the guarantor who pays us, in most cases, 98 percent of the principal and accrued interest (See "Appendix B" to this document for a more complete description of the role of guarantors).

Drivers of Growth in the Student Loan Industry

        The growth in our Managed student loan portfolio, which includes both on and off-balance sheet student loans, is driven by the growth in the overall student loan marketplace, which has grown due to rising enrollment and college costs, as well as by our own modest market share gains. The size of the federally insured student loan market has more than doubled over the last ten years with student loan originations growing from $24 billion in FFY 1994 to $52 billion in FFY 2003.

        According to the College Board, tuition and fees at four-year public institutions and four-year private institutions have increased 47 percent and 42 percent, respectively, in constant, inflation adjusted dollars, since the 1993-1994 academic year ("AY"). Under the FFELP, there are limits to the amount students can borrow each academic year. Loan limits have not changed since 1992. As a result, more students are turning to Private Credit Student Loans to meet an increasing portion of their education financing needs. Loans—both federal and private—as a percentage of total student aid has increased in AY 2002-03 to 54 percent compared to 47 percent of total student aid in AY 1992-93.

        The DOE predicts that the college-age population will increase 11 to 13 percent by 2013. Demand for education credit will also increase due to the rise in non-traditional students (those not attending college directly from high school) and adult education. In fact, loan volume to the for-profit school sector more than doubled between 1997 and 2002. The following charts show the projected enrollment and average tuition and fee growth for four-year public and private colleges and universities.

Sallie Mae's Loan Origination Model

        We manage the largest portfolio of FFELP student loans, serving more than 7 million borrowers through our ownership and management of $89 billion in student loans, of which $80 billion or 91 percent are federally insured. We also serve a diverse range of clients that includes over 7,000 educational and financial institutions and state agencies. We are the largest servicer of FFELP student loans.

        Our primary marketing point-of-contact is the school's financial aid office where we focus on delivering flexible and cost-effective products to the school and its students. Our sales force, which works with financial aid administrators every day, is the largest in the industry and currently markets the following lender brands: Academic Management Services Corp. ("AMS"), Bank One, JP Morgan Chase, Nellie Mae, Sallie Mae Educational Trust, SLM Financial, and Student Loan Funding Resources ("SLFR"). We also actively market the loan guarantee of United Student Aid Funds, Inc. ("USA Funds") through a separate sales force.

        We acquire student loans from three sources:

    •
    our Preferred Channel,

    •
    forward purchase commitments, in which we purchase student loans that are originated on other platforms from various lenders and that are committed by contract to be sold to us, and

    •
    spot market purchases, which are made by competitive bid.

        Over the past several years we have successfully changed our business model from a wholesale purchaser of loans on the secondary market, to a retail model where we control the front-end origination process. This provides us with higher yielding loans that have a longer duration because we originate or purchase them at or immediately after disbursement. The key measure of this successful transition is the growth in our Preferred Channel Originations, which accounted for 80 percent of Managed student loan acquisitions in 2003. These are our most valuable loans because they cost the least to acquire and remain in our portfolio the longest. In 2003, we originated $15.2 billion in student loans through our Preferred Channel, of which a total of $4.2 billion or 28 percent was originated through our owned brands, $6.2 billion or 41 percent, was originated through our largest lending partners, Bank One and JP Morgan Chase, and $4.8 billion or 31 percent was originated through other lender partners. Under our arrangement with Bank One, we are the bank's exclusive marketing and student loan origination agent. Under a renewable, multi-year agreement, we service and purchase a significant share of Bank One's volume. In 2003, our relationship with Bank One resulted in $3.5 billion in origination volume. We purchase all student loans originated by JP Morgan Chase and this arrangement resulted in $2.7 billion in origination volume in 2003. In January 2004, Bank One and JP Morgan Chase announced their intent to merge. Our agreements with Bank One and JP Morgan Chase are structured such that one or both will remain in place if the merger is consummated. We plan to work with representatives of the banks to ensure that our lending partner relationship remains a vital part of our respective businesses.

        Our Preferred Channel Originations growth has been fueled by both FDLP and new school conversions, and same school sales growth. Since 1999, we have partnered with over 90 schools who have chosen to return to the FFELP from the FDLP. These schools represent over $2.4 billion in market volume. Our FFELP originations at these schools totaled over $1 billion in 2003. In addition to winning new schools, we have also forged broader relationships with many of our existing school clients.

        In 2003, the 20 percent of Managed student loans acquired outside of our Preferred Channel was through Consolidation Loans from third parties (13 percent), spot purchases (5 percent) and other forward purchase commitments (2 percent), respectively.

        In November 2003, we completed the purchase of AMS, the 14th largest FFELP lender in FFY 2002. AMS is also the leading provider of tuition payment plans, with more than 550 colleges and universities using AMS's products. AMS has developed strong relationships with schools' bursars and business offices. By preserving their brand identity and integrating it with Sallie Mae's other key brands, products and services, we expect that this acquisition will contribute to the growth of our Preferred Channel Originations.

        Over the past two years, we have seen a surge in consolidation activity as a result of historically low interest rates. We have made a substantial investment in consolidation marketing to protect our asset base and grow our portfolio, including targeted direct mail campaigns and web-based initiatives for borrowers. Our run-off of FFELP loans for 2003 from consolidation activity to third parties over FFELP loans acquired was $84 million, compared to net FFELP loan run-off of $421 million in 2002. During 2003, $8.6 billion of our Managed loan portfolio consolidated, which has contributed to the changing composition and profitability of our student loan portfolio. Consolidation Loans now represent over 40 percent of our federally guaranteed student loan portfolio. We continue to aggressively focus on loan consolidation in an effort to gain net new consolidation business.

Private Credit Student Loan Programs

        In addition to federal loan programs, which have statutory limits on annual and total borrowing, we offer a variety of Private Credit Student Loan programs to bridge the gap between the cost of education and a student's resources. Over the last several years, tuition has increased faster than federal student aid, resulting in the accelerated growth of Private Credit Student Loans. We offer a number of higher education Private Credit Student Loans that are used by borrowers to bridge the gap between the cost of higher education and the amount financed through capped FFELP loans and the borrowers' resources.

        Through SLM Financial, a wholly owned subsidiary of SLM Corporation, we have substantially expanded our Private Credit Student Loan products to include loans that finance the needs of students in career training and lifelong learning programs. For instance, we offer career training loans to students attending technical and trade schools and other adult learning centers. At December 31, 2003, we had $1.3 billion of career training loans outstanding.

        Since we bear the full credit risk for Private Credit Student Loans, they are underwritten and priced according to credit risk based upon standardized consumer credit scoring criteria. In addition, we provide price and eligibility incentives for students to obtain a credit-worthy co-borrower. Approximately 47 percent of our Private Credit Student Loans have a co-borrower. Finally, where possible, the borrower receives a single bill for both the federally guaranteed and privately underwritten loan. (See also "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CRITICAL ACCOUNTING POLICIES AND ESTIMATES—Provision for Loan Losses.")

Other Products and Services

        We believe that our success in growing our loan origination volume is due to our full service suite of products and services, our high-quality sales team, and the campus relationships we have established. We provide college financial aid offices and students with comprehensive financing solutions that streamline the financial aid process. Our products enable the loan delivery process to be completed on-line within 24 hours. Our goal is to help the financial aid office implement office automation tools and web-based solutions to help them reduce operating costs and focus on counseling students.

        We were the first to provide schools with an Internet-based loan delivery system. We are continuing that technological leadership with the introduction of OpenNetSM, our newest web-based origination platform, which gives our customers the flexibility to work with multiple lenders yet do all of their processing on one system. OpenNet allows the student to apply for a loan on-line, access private and FFELP applications in one place, and complete the process using E-signature. The system also receives updates from the guarantor in real time and sends automatic certification e-mails to the borrower. The financial aid office can use OpenNet to manage its student loan files, run queries, update and edit records, and take advantage of many other features.

        We are in the process of transitioning our existing web loan delivery platforms, Laureate® and NetWizardSM, to OpenNet. Over 250 schools are currently using OpenNet.

        We have other web-based systems that help students, parents and the college manage the financial aid process. Among them are:

  •
  Net.PaySM—An electronic bill presentment and payment product for departments on campus to collect payments for tuition, student loans and other bills on-line.

  •
  Manage Your LoansSM—a password-protected web site that provides borrowers with 24-hour access to their Sallie Mae-serviced loans.

  •
  eFAOSM—An "electronic financial aid office" that gives financial aid administrators on-line tools to organize and communicate financial aid information and resources to students and their families.

  •
  Your Electronic AwardSM—A school-based web tool that simplifies the financial aid process by replacing the traditional paper award with a highly customized, interactive award that can include links to other funding sources and applications.

        An added benefit of many of our web-based products and services is that they help us reduce our operating costs by eliminating postage costs and automating processes that were previously done manually.

Guarantor Services

        We earn fees for providing a full complement of administrative services to FFELP guarantors. FFELP student loans are guaranteed by these agencies, with the DOE providing reinsurance to the guarantor.

        The guarantors are non-profit institutions or state agencies that, in addition to providing the primary guarantee on FFELP loans, are responsible for the following:

  •
  guarantee issuance—initial approval of loan terms and guarantee eligibility,

  •
  account maintenance—maintaining and updating records on guaranteed loans,

  •
  default aversion—assisting lenders in preventing default by delinquent borrowers,

  •
  collection—post-default loan administration and collections, and

  •
  guarantee fulfillment—review and processing of guarantee claims.

(See "Guarantor Funding" in the Appendix B for details of the fees paid to guarantors.)

        Currently, we provide a variety of these services to 10 guarantors. Our largest client, USA Funds, is the nation's largest guarantor. In 2003, we processed $9.9 billion in new FFELP loan guarantees for USA Funds and $3.0 billion for our other guarantor servicing customers. This represented 25 percent of the FFELP and FDLP loan market. All of these customers use our proprietary, internally developed guarantee processing system, EAGLE™. EAGLE tracks all guarantee-related activities from the front-end (loan approval, origination and account maintenance) to the back-end (default aversion, collections and federal reporting). We perform most of the transaction processing ourselves, but in some cases we license the EAGLE system to guarantor clients who perform their own transaction processing. Guarantor servicing revenue, which included guaranty issuance and account maintenance fees, was $128 million for 2003.

Default Management Operations and Collections

        We provide defaulted student loan portfolio management services, defaulted student loan collections services and default aversion services through four operating units that comprise our Debt Management Operations group:

  •
  Portfolio Management,

  •
  General Revenue Corporation ("GRC"),

  •
  Pioneer Credit Recovery, Inc. ("PCR"), and

  •
  Student Assistance Corporation ("SAC").

        Through our Portfolio Management group, we manage the defaulted student loan portfolios for five FFELP guarantors, representing approximately 25 percent of defaulted student loan portfolios held by FFELP guarantors. GRC and PCR provide Title IV loan collections services for guarantors and the DOE, representing approximately 14 percent of the market for such services. In addition, GRC and PCR have contracts with more than 700 colleges and universities to attempt collections of delinquent student loans from various campus-based programs, including Perkins Loans. Our Debt Management Operations group also provides default aversion services through SAC for four guarantors, including the nation's largest, USA Funds.

        In addition, through our Debt Management Operations group, we provide collections services for large federal agencies, credit card clients and other holders of consumer debt. Total fee revenue associated with our Debt Management Operations group for 2003 was $259 million.

Financing

        We currently fund our operations primarily through the sale of SLM Corporation ("SLM") debt securities, SLM student loan asset-backed securities and GSE debt securities. We issue all of these in both the domestic and overseas capital markets using both public offerings and private placements. The major objective when financing our business is to minimize interest rate risk through match funding of our assets and liabilities. Generally, on a pooled basis to the extent practicable, we match the interest rate and reset characteristics of our managed assets and liabilities. In this process, we use derivative financial instruments extensively to reduce our interest rate and foreign currency exposure. Interest rate risk management helps us to achieve a stable student loan spread irrespective of the interest rate environment and to offset pressure from adverse legislative changes, changes in asset mix and other interest exposures. We continuously look for ways to minimize funding costs to maintain our student loan spread. We are expanding and diversifying our pool of investors by establishing debt programs in multiple markets that appeal to varied investor bases and by educating potential investors about our business. Finally, we take appropriate steps to ensure sufficient liquidity by financing in multiple markets, which include the institutional, retail, floating rate, fixed rate, unsecured, asset-backed, domestic and international markets.

        Another important objective is to refinance GSE debt with non-GSE debt to meet the timetable of our GSE Wind-Down. Under the Privatization Act, the GSE may issue debt with maturity dates through September 30, 2008 to fund student loan and other permitted asset purchases; however, we plan to complete the GSE's dissolution by June 30, 2006 or earlier with any remaining GSE debt obligations being defeased at that time. As of December 31, 2003, we funded 78 percent of our Managed student loans with non-GSE sources, principally through securitizations. Securitization is and will continue to be our principal source of non-GSE financing, and over time, we expect 70 percent of our annual funding needs will be satisfied by securitizing our loan assets and issuing asset-backed securities.

Competition

        Student Loan Originations and Acquisitions—Our primary competitor for federally guaranteed student loans is the FDLP, which in its first four years of existence (FFYs 1994-1997) grew market share from 4 percent to 34 percent. The FDLP market share peaked at 34 percent but has steadily declined since its peak in 1997 to a 25 percent share in 2003 for the total federally sponsored student loan market. In FFY 2003, FDLP student loans represented 25 percent, or $13.2 billion, of the total federally guaranteed student loan market. We also face competition from a variety of financial institutions including banks, thrifts and state-supported secondary markets. Sallie Mae's 2003 Preferred Channel FFELP originations totaled $12.0 billion, representing a 23 percent market share.

        The rising cost of education has led students and their parents to seek additional private credit sources to finance their education. Private Credit Student Loans are often packaged as supplemental or companion products to FFELP loans and priced competitively to provide additional value for our school relationships.

        In the FFELP marketplace, we are seeing increased use of discounts and borrower benefits, as well as heightened interest in the school-as-lender model in which graduate and professional schools make FFELP student loans directly to eligible borrowers. According to the DOE, 54 institutions used the school-as-lender model for FFY 2003, with total school-as-lender volume of $1.5 billion.

        Guarantor Servicing and Debt Management—Our primary non-profit competitors in guarantor servicing are state and non-profit guarantee agencies that provide third party outsourcing to other guarantors. Our primary for-profit competitor is GuaranTec, LLP, an outsourcing company that is a subsidiary of Nelnet, Inc.

        In contrast, the private sector collections industry is highly fragmented with few large public companies and a large number of small scale privately held companies. The collections industry segment that provides third party collections services for the DOE, guarantors and other federal level holders of defaulted debt is highly competitive.

Privatization

        The GSE was established in 1972 as a for-profit corporation under an Act of Congress for the purpose of creating a national secondary market in federal student loans. Having accomplished our original mission and with the creation of a federal competitor, the FDLP, we obtained congressional and shareholder approval to transform from the GSE to a private sector corporation. As a result, SLM Corporation was formed as a Delaware corporation in 1997. To complete this "privatization," we plan to wind down the operations of the GSE by June 2006 and are on track to complete the Wind-Down at an even earlier date. During the period in which we wind down the GSE's operations, which we refer to as the Wind-Down Period, we will not issue new GSE debt obligations that mature after the expected Wind-Down date. We have not issued any long-term GSE debt since July 2003. We have transferred personnel and certain assets of the GSE to SLM Corporation or other non-GSE affiliates and will continue such transfers until the privatization is complete. During the Wind-Down Period, GSE operations have been managed under arm's-length service agreements between the GSE and one or more of its non-GSE affiliates.

        During the course of developing the Wind-Down plan, management was advised by its tax counsel that, while the matter is not certain, under current authority, the defeasance of certain GSE bonds that mature after the dissolution of the GSE, could be construed to be a taxable event for taxable holders of those bonds. Management intends to commence discussions on this matter with the Internal Revenue Service and may seek a private letter ruling that the defeasance does not trigger a taxable event for such bondholders in the context of the GSE's privatization.

        The principal benefit of shedding our GSE status is the ability to originate student loans directly, reducing our dependence on other student loan originators. Privatization has also facilitated our entry into other credit and fee-based businesses within and beyond the student loan industry. The principal cost of privatization is the elimination of our access to the federal agency funding market, and lower cost funding through the implicit guarantee of the federal government. Much of the GSE funding advantage was eroded in 1993 with the imposition of the Offset Fee on a portion of our student loan portfolio. To accomplish privatization, we have been reducing the GSE's liabilities and refinancing the GSE's assets through securitizations and holding company borrowings, and gradually funding new assets outside the GSE. The Offset Fee does not apply to Consolidation Loans, Private Credit Student Loans or FFELP loans held outside of the GSE, including securitized loans. (See "Appendix A" for separate GSE financial statements.)

Available Information

        Copies of our annual reports on Form 10-K and our quarterly reports on Form 10-Q are available on our website free of charge as soon as reasonably practical after we electronically file such reports with the Securities and Exchange Commission (the "SEC"). Investors and other interested parties can access these reports at www.salliemae.com/investors/corpreports.html. The SEC maintains an Internet site (http://www.sec.gov) that contains periodic and other reports such as annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, as well as proxy and information statements regarding SLM Corporation and other companies that file electronically with the SEC.

Item 2.    Properties

        The following table lists the principal facilities owned by the Company:

Location	Function	Approximate Square Feet
Fishers, IN	Loan Servicing Data Center	450,000
Wilkes Barre, PA	Loan Servicing Center	135,000
Killeen, TX	Loan Servicing Center	136,000
Lynn Haven, FL	Loan Servicing Center	133,000
Castleton, IN	Loan Servicing Center	100,000
Marianna, FL	Back-up/Disaster Recovery Facility for Loan Servicing	94,000
Swansea, MA	AMS Headquarters	61,000
Arcade, NY	Debt Management and Collections Center	34,000
Perry, NY	Debt Management and Collections Center	20,000

        In December 2003, the Company sold its Reston, Virginia headquarters and now leases approximately 229,000 square feet of that building from the purchaser. The Company is constructing a new headquarters building in Reston, Virginia that has approximately 240,000 square feet of space. The Company expects to move into the new headquarters in August 2004. The Company also leases approximately 71,000 square feet for its debt management and collections center in Summerlin, Nevada. In addition, the Company leases approximately 88,000 square feet of office space in Cincinnati, Ohio for the headquarters and debt management and collections center for General Revenue Corporation. In the first quarter of 2003, the Company entered into a 10-year lease with the Wyoming County Industrial Development Authority with a right of reversion to the Company for the Arcade and Perry, New York facilities. The Company also leases an additional 10,000 square feet in Perry, New York for Pioneer Credit Recovery, Inc.'s debt management and collections business. In addition, net of the space it subleases, the Company leases approximately 6,000 square feet of office space in Washington, D.C. With the exception of the Pennsylvania loan servicing center, none of the Company's facilities is encumbered by a mortgage. The Company believes that its headquarters, loan servicing centers and debt management and collections centers are generally adequate to meet its long-term student loan and new business goals. The Company's principal office is currently located in leased space at 11600 Sallie Mae Drive, Reston, Virginia, 20193.

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

        On June 25, 2003, after five days of trial, the jury returned a verdict in favor of the Company on all counts. CLC has since filed an appeal. All appellate briefing has been completed and oral argument has been tentatively scheduled for May 2004.

        The Company was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit sought to bring a nationwide class action on behalf of all borrowers who allegedly paid "undisclosed improper and excessive" late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of 2 million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 28, 2003, the Court granted the Company's motion to dismiss the complaint in its entirety. The plaintiffs appealed the trial court decision. All appellate briefing has been completed and we expect oral argument to be held in June 2004.

        In July 2003, a borrower in California filed a class action complaint against the Company and certain of its affiliates in state court in San Francisco in connection with a monthly payment amortization error discovered by the Company in the fourth quarter of 2002 (see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—OTHER RELATED EVENTS AND INFORMATION"). The complaint asserts claims under the California Business and Professions Code and other California statutory provisions. The complaint further seeks certain injunctive relief and restitution.

        The Company, together with a number of other FFELP industry participants, filed a lawsuit challenging the DOE's interpretation of and non-compliance with provisions in the HEA governing origination fees and repayment incentives on loans made under the FDLP, as well as interest rates for Direct Consolidation Loans. The lawsuit, which was filed November 3, 2000 in the United States District Court for the District of Columbia, alleges that the Department's interpretations of and non-compliance with these statutory provisions are contrary to the statute's unambiguous text, and are arbitrary, capricious, an abuse of discretion, or otherwise not in accordance with law, and violate both the HEA and the Administrative Procedure Act. The Company and the other plaintiffs and the DOE have filed cross-motions for summary judgment. The Court has not ruled on these motions.

        The Company continues to cooperate with the SEC concerning an informal investigation that the SEC initiated on January 14, 2004. The investigation concerns certain year-end accounting entries made by employees of one of the Company's debt collection agency subsidiaries. The Company's Audit Committee has engaged outside counsel to investigate the matter and management has conducted its own investigation. Based on these investigations, the amounts in question appear to be less than $100,000.

        We are also subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed. Management believes that these claims, lawsuits and other actions will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security-Holders

        Nothing to report.

PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock is listed and traded on the New York Stock Exchange under the symbol SLM. The number of holders of record of the Company's common stock as of February 27, 2004 was 531. The following table sets forth the high and low sales prices for the Company's common stock for each full quarterly period within the two most recent fiscal years.

COMMON STOCK PRICES

		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003	High	$37.72	$42.92	$42.42	$40.11
	Low	33.73	36.32	37.88	35.70
2002	High	$33.08	$33.28	$33.02	$35.65
	Low	25.67	30.10	26.58	30.87

        The Company paid regular quarterly dividends of $.07 per share on the common stock for the first three quarters of 2002, $.08 for the fourth quarter of 2002 and the first quarter of 2003, $.17 for the last three quarters of 2003, and declared a regular quarterly dividend of $.17 for the first quarter of 2004.

        In May 2003, the Company announced a three-for-one stock split of the Company's common stock to be effected in the form of a stock dividend. The additional shares were distributed on June 20, 2003 for all shareholders of record on June 6, 2003. All share and per share amounts presented have been retroactively restated for the stock split. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented, by reclassifying from additional paid-in capital to common stock, the par value of the additional shares issued as a result of the stock split.

Item 6.    Selected Financial Data

Selected Financial Data 1999-2003
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

	2003	2002	2001	2000	1999
Operating Data:
Net interest income	$1,326	$1,425	$1,126	$642	$694
Net income	1,534	792	384	465	501
Basic earnings per common share, before cumulative effect of accounting change	3.08	1.69	.78	.95	1.04
Basic earnings per common share, after cumulative effect of accounting change	3.37	1.69	.78	.95	1.04
Diluted earnings per common share, before cumulative effect of accounting change	3.01	1.64	.76	.92	1.02
Diluted earnings per common share, after cumulative effect of accounting change	3.29	1.64	.76	.92	1.02
Dividends per common share	.59	.28	.24	.22	.20
Return on common stockholders' equity	66%	46%	30%	49%	78%
Net interest margin	2.54	2.92	2.33	1.52	1.85
Return on assets	2.91	1.60	.78	1.06	1.28
Dividend payout ratio	18	17	32	24	20
Average equity/average assets	4.19	3.44	2.66	2.34	1.59
Balance Sheet Data:
Student loans, net	$50,048	$42,339	$41,001	$37,647	$33,809
Total assets	64,611	53,175	52,874	48,792	44,025
Total borrowings	58,543	47,861	48,350	45,375	41,988
Stockholders' equity	2,630	1,998	1,672	1,415	841
Book value per common share	5.51	4.00	3.23	2.54	1.43
Other Data:
Off-balance sheet securitized student loans, net	$38,742	$35,785	$30,725	$29,868	$19,467

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Years ended December 31, 2001-2003
(Dollars in millions, except per share amounts)

OVERVIEW

        We are the largest private source of funding, delivery and servicing support for education loans in the United States primarily through our participation in the FFELP. Our primary business is to originate, acquire and hold student loans. We also provide a wide range of financial services, processing capabilities and information technology to meet the needs of educational institutions, lenders, students and their families, and guarantee agencies. We earn fees for student loan servicing, guarantee processing, student loan default management and loan collections. SLM Corporation is a holding company that operates through a number of subsidiaries including the Student Loan Marketing Association, a federally chartered government-sponsored enterprise. References in this annual report to "the Company" refer to SLM Corporation and its subsidiaries.

        We have provided the discussion of the GSE within the context of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") because the GSE's primary function of financing the initial purchase of student loans is a subset of similar operations conducted by the Company. As we wind down the GSE, such operations will constitute less and less of the Company's operations. MD&A disclosures applicable solely to the GSE are included at the end of this MD&A in the section titled "Student Loan Marketing Association." The discussion that follows regarding our interest income and expenses from on-balance sheet assets and liabilities is applicable to both the Company and the GSE. Likewise, because all of our FFELP securitizations to date have originated from the GSE, the discussion of securitization gains for FFELP student loans is applicable to the GSE only. The ongoing servicing and securitization revenue from those securitizations is primarily earned by the Company because the Retained Interests in FFELP securitizations are sold by the GSE to SLM Corporation shortly after completion of the securitization transaction. Discussions of Private Credit Student Loan securitizations are applicable to the Company only. The discussions of off-balance sheet loans, our fee-based businesses, and our operations on a Managed Basis, as well as the discussions set forth below under the headings "Selected Financial Data," "Other Income," "Federal and State Taxes" and "Alternative Performance Measures" do not involve the GSE and relate to the Company on a consolidated basis.

        In 2003, the majority of our student loan purchases were financed in the GSE and were initially financed through the issuance of short-term GSE debt obligations and then through student loan securitizations that were conducted through the GSE. Once securitized, the GSE no longer owns the student loans and the bonds issued by the trust are not obligations of the GSE. As the Wind-Down of the GSE continues, the liquidity provided to the Company by the GSE is being replaced by non-GSE financing, including securitizations originated by non-GSE subsidiaries of SLM Corporation. All student loans that the Company directly originates are owned by non-GSE subsidiaries from inception.

        The GSE has no employees, so the management of its operations is provided by the Company under a management services agreement. We also service the majority of the GSE's student loans under a servicing agreement between the GSE and Sallie Mae, Inc., a wholly owned non-GSE subsidiary of SLM Corporation which includes the division of Sallie Mae Servicing.

        See "STUDENT LOAN MARKETING ASSOCIATION—Privatization Act—GSE Wind-Down" for a more detailed discussion of the GSE and the progress of the Company's Wind-Down effort.

EXECUTIVE SUMMARY

        We have built the Company to be the dominant player in every phase of the student loan life cycle—from origination of the student loans to servicing the student loans to debt management of delinquent and ultimately defaulted student loans. As the leading company in our industry, we are positioned to meet the growing demand for post-secondary education credit across and related services.

        We have used both internal growth and strategic acquisitions to attain this leadership position. We now have the largest and most successful sales force in the industry, which is positioned to deliver our product offerings on campus. The core of our marketing strategy is to promote our on-campus brands, which generate student loan originations through our Preferred Channel. Loans acquired through our Preferred Channel are more profitable than loans acquired through our forward purchase commitments or the spot market since they are acquired earlier in the student loan's life and we generally pay lower premiums to acquire such loans. We have built brand leadership between the Sallie Mae name and those of our leading lender partners, Bank One and JP Morgan Chase, such that we capture the volume of three of the top five originators of FFELP loans. These sales and marketing efforts are supported by the largest and most technologically advanced servicing capabilities in the industry, providing an unmatched array of servicing capability to financial aid offices.

        Demand for post-secondary education in the United States has grown steadily over the last decade and we expect this growth rate to continue in the future. The DOE predicts that the college age population will increase 11 to 13 percent by 2012. Demand for education credit will be further increased by more non-traditional students (those not attending college directly from high school) and adult education. In addition, tuition costs have risen 47 percent for four-year public institutions and 42 percent for four-year private institutions on an inflation-adjusted basis since the 1993-1994 academic year. Management believes that the twin factors of increasing demand for education coupled with rising tuition costs will drive growth in education financing well into the next decade. In 2003, we acquired $20.7 billion of student loans, a 25 percent increase over the $16.5 billion acquired in 2002. Of the student loans acquired, we originated $15.2 billion of student loans through our Preferred Channel, an increase of 23 percent over the $12.4 billion of student loans originated in 2002.

        The main driver of our earnings continues to be our Managed portfolio of student loans, which in 2003, grew by 14 percent to $89 billion at December 31, 2003. FFELP student loans are 98 percent guaranteed by the Federal government and as such represent high quality assets with very little credit risk and predictable earnings streams that are relatively easily financed. At December 31, 2003, our Managed FFELP student loan portfolio was $80.5 billion or 91 percent of total Managed student loans.

        FFELP loan limits have not been raised since 1992, so to meet the increasing cost of higher education, students have had to turn to alternative sources of education financing. A large and growing source of this supplemental education financing is provided through campus-based Private Credit Student Loans, of which we are the largest provider. At December 31, 2003, we owned $8.3 billion of Private Credit Student Loans representing 9 percent of our Managed student loan portfolio. This portfolio grew by 43 percent in 2003.

        Private Credit Student Loans consist of two general types: those that are designed to bridge the gap between the cost of higher education and the amount financed through capped federally insured loans and the borrowers' resources, and those that are used to meet the needs of students in alternative learning programs such as career training, distance learning and lifelong learning programs. Unlike FFELP loans, Private Credit Student Loans are subject to the full credit risk of the borrower. We manage this additional risk through industry tested loan underwriting standards and a combination of higher interest rates and loan origination fees that compensate us for the higher risk. As a result, we earn much higher spreads on Private Credit Student Loans than on FFELP loans. We believe that they are an important driver of future earnings growth.

        The growth in the Managed portfolio of student loans will drive future earnings growth only if we maintain the student loan spread earned on those loans. As we continue to wind down the GSE, the cost of funding our Managed student loan portfolio will increase as we replace GSE funding with higher cost non-GSE funding sources. The increased funding costs coupled with the rapid growth in Consolidation Loans puts pressure on our student loan spread. We have actively managed these adverse effects by acquiring a higher percentage of student loans through our Preferred Channel and by the increasing percentage of Private Credit Student Loans in our Managed portfolio. The Managed student loan spread for the years ended December 31, 2003 and 2002, exclusive of Floor Income and changes in estimates, was 2.00 percent and 1.88 percent, respectively. In recent years, the Managed spread has also benefited from Floor Income Contracts.

        While student loans remain the core of our business, we are committed to extending and diversifying our business in higher education related fee-based services, primarily guarantor servicing, debt management services, and loan servicing. For 2003, these businesses generated 26 percent of net revenues (net interest income plus other income on a Managed Basis), up from 8 percent in 1999. In total, the debt management businesses generated gross revenue of $259 million in 2003, an increase of 39 percent from the $186 million earned in 2002, and guarantor servicing fees increased by 21 percent to $128 million in 2003 versus $106 million in 2002. The growth in these businesses has also increased operating expenses at approximately the same rate. We are committed to expanding these businesses further both through internal business development and selective strategic acquisitions.

        Our biggest funding challenge in winding down the GSE is to maintain cost effective liquidity and access to the capital markets as we transition from GSE funding to SLM Corporation non-GSE funding. The main source of non-GSE funding is student loan securitizations and we have built a highly liquid and deep market for such financings as evidenced by the over $30 billion of student loans securitized in sixteen transactions in 2003 versus $13.7 billion in nine transactions in 2002.

        While the growth in our securitizations was very important to the GSE Wind-Down plan, equally as important was the myriad of new unsecured non-GSE short and long-term funding vehicles that we introduced in 2003. We issued almost $15 billion of SLM Corporation, term, non-GSE unsecured debt in 2003 which increased the balance of such debt to $20.3 billion at December 31, 2003, a 187 percent increase over December 31, 2002. This shift in funding was accomplished through the introduction of several new funding programs that further diversified our funding sources and substantially increased our fixed income investor base. We believe that the record volume of non-GSE financing, which, combined with securitization, equaled 2.4 times our student acquisitions in 2003, is indicative of our ability to successfully finance the Company in a post-GSE environment. At December 31, 2003, we financed 78 percent of our Managed student loans with non-GSE sources versus 54 percent at December 31, 2002.

        We face a number of challenges and risks that can materially affect our future results such as changes in:

  •
  applicable laws and regulations, which may change the volume, average term, effective yields and refinancing options of student loans under the FFELP or provide advantages to competing FEELP and non-FFELP loan providers;

  •
  demand and competition for education financing;

  •
  financing preferences of students and their families;

  •
  borrower default rates on privately insured loans;

  •
  prepayment rates on student loans, particularly prepayments through loan consolidation;

  •
  access to the capital markets for non-GSE funding at favorable spreads; and

  •
  our operating execution and efficiencies, including errors, omissions, and breakdowns in internal control.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        MD&A discusses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 to the consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

        On an ongoing basis, management evaluates its estimates, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. These estimates relate to the following accounting policies that are discussed in more detail below: securitization accounting and Retained Interests, provision for loan losses, and derivative accounting. Also, as part of our regular quarterly evaluation of the critical estimates used by the Company, we have updated a number of estimates to account for the increase in Consolidation Loan activity.

Effects of Consolidation Loan Activity on Estimates

        The combination of aggressive marketing in the student loan industry and low interest rates has led to record levels of Consolidation Loan volume, which, in turn, had a significant effect on a number of accounting estimates. As long as interest rates remain at historically low levels, and absent any changes in the HEA, we expect the Consolidation Loan program to continue to be an attractive option for borrowers. Accordingly, we updated our assumptions that are affected primarily by Consolidation Loan activity and updated the estimates used in developing the cash flows and effective yield calculations as they relate to the amortization of student loan premiums and discounts, borrower benefits, residual interest income and the valuation of the Residual Interest.

        Loan consolidation activity affects each estimate differently depending on whether the original FFELP Stafford loans being consolidated are on or off-balance sheet and whether the resulting Consolidation Loan is retained by us or consolidated with a third party. When we consolidate a FFELP Stafford loan that was in our portfolio, the term of that loan is extended and the term of the amortization is likewise extended to match the new term of the loan. In that process the capitalized acquisition costs (premium) must be adjusted from inception to reflect the new term of the consolidated loan. The following schedule summarizes the impact of loan consolidation on each affected financial statement line item. See also "NET INTEREST INCOME—Student Loans" and "OTHER INCOME—Servicing and Securitization Revenue" for financial results of these changes.

Effect of Increasing Consolidation Activity

On-Balance Sheet Student Loans

Estimate	Consolidating Lender	Effect on Estimate	CPR	2003 Accounting Effect

Premium	Sallie Mae	Term extension	Decrease	Estimate Adjustment* — increase unamortized balance of premium. Reduced annual amortization expense going forward.

Premium	Other lenders	Stafford loan "sold"	Increase	Estimate Adjustment* — decrease unamortized balance of premium.

Borrower Benefits	Sallie Mae	Term extension	N/A	Original expected benefit expense reversed — new lower benefit amortized over a longer term.

Borrower Benefits	Other lenders	Stafford loan "sold"	N/A	Original expected benefit revised to reflect lower Consolidation Loan benefit and the longer average life.

Off-Balance Sheet Student Loans

Estimate	Consolidating Lender	Effect on Estimate	CPR	2003 Accounting Effect

Residual Interest	Sallie Mae or other lenders	FFELP Stafford Loan is "sold" from Trust — reduced term	Increase	•	Reduction in fair market value of Residual Interest asset resulting in impairment charge or reduction in prior market value gains recorded in other comprehensive income.
				•	Decrease in prospective effective yield used to recognize interest income.

* As estimates are updated, the premium balance must be adjusted from inception to reflect the new expected term of the loan.

Consolidation Loans in Securitizations

        The estimate of the CPR also affects the estimate of the average life of securitized trusts and therefore affects the valuation estimate of the Residual Interest. Prepayments shorten the average life of the trust, and if all other factors remain equal, will reduce the value of the Residual Interest asset, the securitization gain on sale and the effective yield used to recognize interest income. Prepayments on student loans in securitized trusts are primarily driven by the rate at which securitized FFELP loans are consolidated. When a loan is consolidated from the trust either by us or a third party, the loan is repurchased from the trust and is treated as a prepayment. In cases where the loan is consolidated by us, it will be recorded as an on-balance sheet asset.

Securitization Accounting and Retained Interests

        We regularly engage in securitization transactions as part of our financing strategy. As described in more detail in "OTHER INCOME—Servicing and Securitization Revenue," in a securitization we sell student loans to a trust that issues bonds backed by the student loans as part of the transaction. When our securitizations meet the sale criteria of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of SFAS No. 125," we record a gain on the sale of the student loans which includes using a discounted cash flow analysis to calculate the fair value of the Retained Interest.

        The Retained Interests in each of our securitizations are treated as available-for-sale securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and therefore must be marked-to-market with temporary unrealized gains and losses recognized, net of tax, in accumulated other comprehensive income in stockholders' equity. Since there are no quoted market prices for our Retained Interests, we estimate their fair value both initially and each subsequent quarter using the key assumptions listed below:

  •
  the projected net interest yield from the underlying securitized loans, which can be impacted by the forward yield curve;

  •
  the calculation of the Embedded Floor Income associated with the securitized loan portfolio (see below);

  •
  the CPR;

  •
  the discount rate used to calculate the Residual Interest commensurate with the risks involved; and

  •
  the expected credit losses from the underlying securitized loan portfolio.

        We earn interest income and periodically evaluate our Retained Interests for other than temporary impairment in accordance with the Emerging Issues Task Force ("EITF") Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Under this standard, on a quarterly basis we estimate the cash flows to be received from our Retained Interests and these revised cash flows are used prospectively to calculate a yield for income recognition. In cases where our estimate of future cash flows results in a decrease in the yield used to recognize interest income compared to the prior quarter, the Retained Interest is written down to fair value, first to the extent of any unrealized gain in accumulated other comprehensive income, then through earnings as an other than temporary impairment. These estimates are the same as those used for the valuation of the Residual Interest discussed above.

        We also receive income for servicing the loans in our securitization trusts. We assess the amounts received as compensation for these activities at inception and on an ongoing basis to determine if the amounts received are adequate compensation as defined in SFAS No. 140. To the extent such compensation is determined to be no more or less than adequate compensation, no servicing asset or obligation is recorded.

Provision for Loan Losses

        The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the student loan portfolios. The allowance for Private Credit Student Loan losses is an estimate of losses in the portfolio at the balance sheet date that will be charged off in subsequent periods. We estimate our losses using historical data from our Private Credit Student Loan portfolios, extrapolations of FFELP loan loss data, current trends and relevant industry information. As our Private Credit Student Loan portfolios continue to mature, more reliance is placed on our own historic Private Credit Student Loan charge-off and recovery data.

Accordingly, during the fourth quarter, we updated our expected default assumptions to further align the allowance estimate with our collection experience and the terms and policies of the individual Private Credit Student Loan programs. We use this data in internally developed models to estimate the amount of losses, net of subsequent collections, projected to occur in the Private Credit Student Loan portfolios.

        When calculating the Private Credit Student Loan loss reserve, we divide the portfolio into categories of similar risk characteristics based on loan program type, underwriting criteria, existence or absence of a co-borrower, repayment begin date and repayment status. We then apply default and collection rate projections to each category. The repayment begin date indicates when the borrower is required to begin repaying their loan. Our career training Private Credit Student Loan programs (15 percent of the Managed Private Credit Student Loan portfolio at December 31, 2003) generally require the borrowers to start repaying their loan immediately. Our higher education Private Credit Student Loan programs (85 percent of the Managed Private Credit Student Loan portfolio at December 31, 2003) do not require the borrowers to begin repayment until six months after they have graduated or otherwise left school. Consequently, our loss estimates for these programs are minimal while the borrower is in school. At December 31, 2003, 41 percent of the principal balance in the higher education Managed Private Credit Student Loan portfolio relates to borrowers who are still in-school (not required to make payments). As the current portfolio ages, an increasing percentage of the borrowers will leave school and be required to begin payments on their loans. The allowance for losses will change accordingly with the percentage of borrowers in repayment.

        Our loss estimates include losses to be incurred over the loss confirmation period, which is the period of the highest concentration of defaults. The loss confirmation period is two years for career training loans beginning when the loan is originated and five years for higher education loans beginning when the borrower leaves school, similar to the rules governing FFELP payment requirements. Our collection policies allow for periods of nonpayment for borrowers experiencing temporary difficulty meeting payment obligations (typically, very early in the repayment term when they are starting their career). This is referred to as forbearance status (see "NET INTEREST INCOME-Student Loans-Delinquencies"). At December 31, 2003, 6 percent of the Managed Private Credit Student Loan portfolio was in forbearance status. The loss confirmation period is in alignment with our typical collection cycle and considers these periods of nonpayment.

        Private Credit Student Loan principal and accrued interest is charged off against the allowance at 212 days delinquency. Private Credit Student Loans continue to accrue interest until they are charged off and removed from the active portfolio. Recoveries on loans charged off are recorded directly to the allowance.

        Accordingly, the evaluation of the provision for loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. Management believes that the allowance for loan losses is adequate to cover probable losses in the student loan portfolio.

Derivative Accounting

        We use interest rate swaps, foreign currency swaps, interest rate futures contracts, Floor Income Contracts and interest rate cap contracts as an integral part of our overall risk management strategy to manage interest rate risk arising from our fixed rate and floating rate financial instruments. We account for these instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. We determine the fair value for our derivative instruments using pricing models that consider current market values and the contractual terms of the derivative contracts. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized; the use of different pricing models or assumptions could produce different financial results. As a matter of policy, we compare the fair values of our derivatives that we calculate to those provided by our counterparties on a monthly basis. Any significant differences are identified and resolved appropriately.

        We make certain judgments in the application of hedge accounting under SFAS No. 133. The most significant judgment relates to the application of hedge accounting in connection with our forecasted debt issuances. Under SFAS No. 133, if the forecasted transaction is probable to occur then hedge accounting may be applied. We regularly update our probability assessment related to such forecasted debt issuances. This assessment includes analyzing prior debt issuances and assessing changes in our future funding strategies.

        SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. We believe that all of our derivatives are effective economic hedges and they are a critical element of our interest rate risk management strategy. However, under SFAS No. 133, some of our derivatives, primarily Floor Income Contracts, Eurodollar futures contracts, certain basis swaps and equity forwards, do not qualify for "hedge treatment" under SFAS No. 133. Therefore, changes in market value along with the periodic net settlements must be recorded through the derivative market value adjustment in the income statement with no consideration for the corresponding change in fair value of the hedged item. The derivative market value adjustment is primarily caused by interest rate volatility and changing credit spreads during the period and the volume and term of derivatives not receiving hedge accounting treatment. See also "EFFECTS OF SFAS NO. 133—Derivative Accounting" for a detailed discussion of our accounting for derivatives.

SELECTED FINANCIAL DATA

Condensed Statements of Income

				Increase (decrease)
	Years ended December 31,			2003 vs. 2002		2002 vs. 2001
	2003	2002	2001	$	%	$	%
Net interest income	$1,326	$1,425	$1,126	$(99)	(7)%	$299	27%
Less: provision for losses	147	117	66	30	26	51	77

Net interest income after provision for losses	1,179	1,308	1,060	(129)	(10)	248	23
Gains on student loan securitizations	744	338	75	406	120	263	351
Servicing and securitization revenue	667	839	755	(172)	(21)	84	11
Derivative market value adjustment	(238)	(1,082)	(1,006)	844	78	(76)	(8)
Guarantor servicing fees	128	106	112	22	21	(6)	(5)
Debt management fees	259	186	121	73	39	65	54
Other income	252	218	208	34	16	10	5
Operating expenses	808	690	708	118	17	(18)	(3)
Income taxes	779	431	223	348	81	208	93
Minority interest in net earnings of subsidiary	—	—	10	—	—	(10)	(100)
Cumulative effect of accounting change	130	—	—	130	—	—	—

Net income	1,534	792	384	742	94	408	106
Preferred stock dividends	12	12	12	—	—	—	—

Net income attributable to common stock	$1,522	$780	$372	$742	95%	$408	110%

Basic earnings per common share, before cumulative effect of accounting change	$3.08	$1.69	$.78	$1.68	99%	$.91	117%

Basic earnings per common share, after cumulative effect of accounting change	$3.37	$1.69	$.78	$1.68	99%	$.91	117%

Diluted earnings per common share, before cumulative effect of accounting change	$3.01	$1.64	$.76	$1.65	101%	$.88	116%

Diluted earnings per common share, after cumulative effect of accounting change	$3.29	$1.64	$.76	$1.65	101%	$.88	116%

Dividends per common share	$.59	$.28	$.24	$.31	111%	$.04	17%

Condensed Balance Sheets

			Increase (decrease)
	December 31,		2003 vs. 2002		2002 vs. 2001
	2003	2002	$	%	$	%
Assets
Federally insured student loans, net	$29,217	$37,172	$(7,955)	(21)%	$395	1%
Federally insured student loans in trust, net	16,355	—	16,355	—	—	—
Private Credit Student Loans, net	4,476	5,167	(691)	(13)	943	22
Academic facilities financings and other loans	1,031	1,202	(171)	(14)	(796)	(40)
Cash and investments	8,001	4,990	3,011	60	(567)	(10)
Retained Interest in securitized receivables	2,476	2,146	330	15	287	15
Goodwill and acquired intangible assets	592	586	6	1	20	4
Other assets	2,463	1,912	551	29	19	1

Total assets	$64,611	$53,175	$11,436	22%	$301	1%

Liabilities and Stockholders' Equity
Short-term borrowings	$18,735	$25,619	$(6,884)	(27)%	$(5,446)	(18)%
Long-term notes	39,808	22,242	17,566	79	4,957	29
Other liabilities	3,438	3,316	122	4	464	16

Total liabilities	61,981	51,177	10,804	21	(25)	—

Stockholders' equity before treasury stock	3,180	4,703	(1,523)	(32)	953	25
Common stock held in treasury at cost	550	2,705	(2,155)	(80)	627	30

Total stockholders' equity	2,630	1,998	632	32	326	19

Total liabilities and stockholders' equity	$64,611	$53,175	$11,436	22%	$301	1%

RESULTS OF OPERATIONS

NET INTEREST INCOME

        Net interest income is derived largely from our portfolio of student loans that remain on-balance sheet. The "Taxable Equivalent Net Interest Income" analysis below is designed to facilitate a comparison of non-taxable asset yields to taxable yields on a similar basis. Additional information regarding the return on our student loan portfolio is set forth under "Student Loans—Student Loan Spread Analysis." Information regarding the provision for losses is contained in Note 5 to the consolidated financial statements.

Taxable Equivalent Net Interest Income

        The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

				Increase (decrease)
	Years ended December 31,			2003 vs. 2002		2002 vs. 2001
	2003	2002	2001	$	%	$	%
Interest income
Student loans	$2,121	$2,450	$2,788	$(329)	(13)%	$(338)	(12)%
Academic facilities financings and other loans	77	96	125	(19)	(20)	(29)	(24)
Investments	150	88	344	62	71	(256)	(74)
Taxable equivalent adjustment	16	18	18	(2)	(12)	—	2

Total taxable equivalent interest income	2,364	2,652	3,275	(288)	(11)	(623)	(19)
Interest expense	1,022	1,210	2,132	(188)	(16)	(922)	(43)

Taxable equivalent net interest income	$1,342	$1,442	$1,143	$(100)	(7)%	$299	26%

Average Balance Sheets

        The following table reflects the rates earned on interest earning assets and paid on interest bearing liabilities for the years ended December 31, 2003, 2002 and 2001.

	Years ended December 31,
	2003		2002		2001
	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Federally insured student loans	$40,100	4.52%	$38,011	5.55%	$36,244	6.80%
Private Credit Student Loans	5,027	6.12	5,071	6.68	3,781	8.58
Academic facilities financings and other loans	1,129	7.27	1,460	7.19	1,968	6.98
Investments	6,484	2.48	4,885	1.98	6,999	5.00

Total interest earning assets	52,740	4.48%	49,427	5.37%	48,992	6.69%

Non-interest earning assets	6,306		4,758		4,495

Total assets	$59,046		$54,185		$53,487

Average Liabilities and Stockholders' Equity
Six month floating rate notes	$2,988	1.14%	$3,006	1.76%	$4,112	4.17%
Other short-term borrowings	22,007	1.64	27,159	1.97	31,540	4.19
Long-term notes	28,407	2.21	19,757	3.15	14,047	4.54

Total interest bearing liabilities	53,402	1.91%	49,922	2.42%	49,699	4.29%

Non-interest bearing liabilities	3,169		2,397		2,366
Stockholders' equity	2,475		1,866		1,422

Total liabilities and stockholders' equity	$59,046		$54,185		$53,487

Net interest margin		2.54%		2.92%		2.33%

Rate/Volume Analysis

        The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
2003 vs. 2002
Taxable equivalent interest income	$(288)	$(409)	$121
Interest expense	(188)	(358)	170

Taxable equivalent net interest income	$(100)	$(51)	$(49)

2002 vs. 2001
Taxable equivalent interest income	$(623)	$(713)	$90
Interest expense	(922)	(952)	30

Taxable equivalent net interest income	$299	$239	$60

Derivative Reclassification—Non-GAAP

        A recent interpretation of SFAS No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions that do not qualify as hedges under SFAS No. 133 to be included in the derivative market value adjustment on the income statement. In response to this interpretation, we believe that it is helpful to the understanding of our business to include two presentations of net interest income and net interest margin. The first is a GAAP presentation that includes the net settlement income/expense on derivatives and realized gains/losses in the derivative market value adjustment line and thus does not include these items in net interest income or the net interest margin. The second is a non-GAAP presentation that assumes that these net settlements have been reclassified to the financial statement line item of the economically hedged item, which then includes them in the net interest income and margin. We believe that this second presentation is meaningful and reflects how management manages interest rate risk through the match funding of interest sensitive assets and liabilities. The presentations of our taxable equivalent net interest income, average balance sheet, rate volume analysis, student loan spread and funding costs in the following tables will reflect these reclassifications. The table below details the reclassification of the derivative net settlements and realized gains/losses related to derivative dispositions that is used in the subsequent presentations as discussed above.

	Years ended December 31,
	2003	2002	2001
Reclassification of realized derivative market value adjustments:
Settlements on Floor Income Contracts reclassified to student loan income	$(408)	$(418)	$(232)
Settlements on Floor Income Contracts reclassified to servicing and securitization income	(195)	(122)	(51)
Net settlements on interest rate swaps reclassified to interest expense	42	3	(20)
Net settlements on interest rate swaps reclassified to servicing and securitization income	(64)	(87)	(70)
Realized gain/loss on closed Eurodollar futures contracts and terminated derivative contracts	(114)	(254)	(180)

Total reclassifications from the derivative market value adjustment	(739)	(878)	(553)
Add: Unrealized derivative market value adjustment	501	(204)	(453)

Derivative market value adjustment	$(238)	$(1,082)	$(1,006)

Taxable Equivalent Net Interest Income After Reclassification—Non-GAAP

        The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

				Increase (decrease)
	Years ended December 31,			2003 vs. 2002		2002 vs. 2001
	2003	2002	2001	$	%	$	%
Interest income
Student loans	$1,709	$2,028	$2,528	$(319)	(16)%	$(500)	(20)%
Academic facilities financings and other loans	77	96	125	(19)	(20)	(29)	(24)
Investments	150	88	344	62	71	(256)	(74)
Taxable equivalent adjustment	16	18	18	(2)	(12)	—	2

Total taxable equivalent interest income	1,952	2,230	3,015	(278)	(12)	(785)	(26)
Interest expense	976	1,203	2,124	(227)	(19)	(921)	(43)

Taxable equivalent net interest income, non-GAAP	$976	$1,027	$891	$(51)	(5)%	$136	15%

Taxable Equivalent Net Interest Income Reconciliation from GAAP to non-GAAP

        The following table reconciles the Taxable Equivalent Net Interest Income from GAAP to non-GAAP.

				Increase (decrease)
	Years ended December 31,			2003 vs. 2002		2002 vs. 2001
	2003	2002	2001	$	%	$	%
Taxable equivalent net interest income	$1,342	$1,442	$1,143	$(100)	(7)%	$299	26%
Settlements on Floor Income Contracts reclassified to student loan income	(408)	(418)	(232)	10	2	(186)	(80)
Net settlements on interest rate swaps reclassified to interest expense	42	3	(20)	39	1,300	23	115

Taxable equivalent net interest income, non-GAAP	$976	$1,027	$891	$(51)	(5)%	$136	15%

Average Balance Sheets After Reclassification—Non-GAAP

        The following table reflects the rates earned on interest earning assets and paid on interest bearing liabilities for the years ended December 31, 2003, 2002 and 2001.

	Years ended December 31,
	2003		2002		2001
	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Federally insured student loans	$40,100	3.50%	$38,011	4.44%	$36,244	6.08%
Private Credit Student Loans	5,027	6.12	5,071	6.68	3,781	8.58
Academic facilities financings and other loans	1,129	7.27	1,460	7.19	1,968	6.98
Investments	6,484	2.48	4,885	1.98	6,999	5.00

Total interest earning assets	52,740	3.70%	49,427	4.51%	48,992	6.15%
Non-interest earning assets	6,306		4,758		4,495
Total assets	59,046		54,185		53,487
Average Liabilities and Stockholders' Equity
Six month floating rate notes	$2,988	1.14%	$3,006	1.76%	$4,112	4.17%
Other short-term borrowings	22,007	1.58	27,159	2.02	31,540	4.18
Long-term notes	28,407	2.09	19,757	3.04	14,047	4.51

Total interest bearing liabilities	53,402	1.83%	49,922	2.41%	49,699	4.27%

Non-interest bearing liabilities	3,169		2,397		2,366
Stockholders' equity	2,475		1,866		1,422

Total liabilities and stockholders' equity	$59,046		$54,185		$53,487

Net interest margin, non-GAAP		1.85%		2.08%		1.82%

Rate/Volume Analysis After Reclassification—Non-GAAP

        The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
2003 vs. 2002
Taxable equivalent interest income	$(278)	$(375)	$97
Interest expense	(227)	(385)	158

Taxable equivalent net interest income, non-GAAP	$(51)	$10	$(61)

2002 vs. 2001
Taxable equivalent interest income	$(785)	$(862)	$77
Interest expense	(921)	(949)	28

Taxable equivalent net interest income, non-GAAP	$136	$87	$49

        Taxable equivalent net interest income after reclassification for 2003 versus 2002 decreased by $51 million while the net interest margin decreased by 23 basis points. This decrease was primarily due to the decrease in Floor Income and other student loan spread related items as discussed under "Student Loans—Student Loan Spread Analysis." The decrease in the net interest margin was also due to the increase in lower yielding short-term investments caused by the increase in non-GSE funding that is temporarily being held pending future asset transfers from the GSE to SLM Holding. The net interest margin was also negatively impacted by the increase in student loan securitizations because the Retained Interest asset earns securitization income instead of net interest income while being funded by interest bearing liabilities.

        Taxable equivalent net interest income after reclassification for 2002 versus 2001 increased by $136 million while the net interest margin increased by 26 basis points. The increase in taxable equivalent net interest income was primarily due to the lower interest rate environment in 2002, which led to an increase of $100 million in Floor Income, and the $3.1 billion increase in the average balance of student loans. The increase in the net interest margin reflects the higher average balance of student loans as a percentage of average total earning assets, the increase in Floor Income, and the increased proportion of higher yielding Private Credit Student Loans.

Student Loans

        For both federally insured and Private Credit Student Loans, we account for premiums paid, discounts received and certain origination costs incurred on the acquisition of student loans in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." The unamortized portion of the premiums and discounts are included in the carrying value of the student loan on the consolidated balance sheet. We recognize income on our student loan portfolio based on the expected yield of the student loan after giving effect to the amortization of purchase premiums and the accretion of student loan discounts, as well as borrower incentive programs. Origination fees charged on Private Credit Student Loans are deferred and amortized to income over the lives of the student loans. In the table below, this amortization is netted with the amortization of the premiums.

Student Loan Spread Analysis After Reclassification—Non-GAAP (see "NET INTEREST INCOME—Derivative Reclassification Presentation")

        The following table analyzes the reported earnings from student loans both on-balance sheet and those off-balance sheet in securitization trusts. For student loans off-balance sheet, we will continue to earn securitization and servicing fee revenues over the life of the securitized loan portfolios. The off-balance sheet information presented in "Liquidity and Capital Resources—Securitization Activities—Servicing and Securitization Revenue" analyzes the on-going servicing revenue and Residual Interest earned on the securitized portfolios of student loans. For an analysis of our student loan spread for the entire portfolio of Managed student loans on a similar basis to the on-balance sheet analysis, see "Alternative Performance Measures—Student Loan Spread Analysis—Managed Basis."

	Years ended December 31,
	2003	2002	2001
On-Balance Sheet
Student loan yield, before Floor Income	4.28%	5.01%	6.72%
Floor Income	.32	.47	.33
Consolidation Loan Rebate Fees	(.50)	(.40)	(.30)
Offset Fees	(.07)	(.10)	(.13)
Borrower benefits	(.06)	(.08)	(.07)
Premium and origination fee amortization	(.18)	(.19)	(.23)

Student loan net yield	3.79	4.71	6.32
Student loan cost of funds	(1.65)	(2.31)	(4.31)

Student loan spread, non-GAAP	2.14%	2.40%	2.01%

Off-Balance Sheet
Servicing and securitization revenue, before Floor Income and impairment of Residual Interest	1.52%	1.62%	1.50%
Floor Income, net of Floor Income previously recognized in gain on sale calculation	.47	1.11	.97
Impairment of Residual Interest	(.25)	(.13)	—

Servicing and securitization revenue	1.74%	2.60%	2.47%

Average Balances
On-balance sheet student loans	$45,127	$43,082	$40,025
Securitized student loans	38,205	32,280	30,594

Managed student loans	$83,332	$75,362	$70,619

Accounting Estimates' Effect on the On-Balance Sheet Student Loan Spread

        As discussed at "CRITICAL ACCOUNTING POLICIES AND ESTIMATES—Effects of Consolidation Loan Activity," the high rate of Consolidation Loan activity affects the estimates for capitalizing and amortizing student loan premiums and discounts and borrower benefits. In response to the increase in Consolidation Loan activity, we decreased the CPR for FFELP Stafford loans to reflect the extension of the term of these loans when consolidated into a Sallie Mae Consolidation Loan, which increased the unamortized student loan premium and decreased premium amortization. At the same time, we increased the CPR for the Consolidation Loan portfolio, which had the opposite effect on the premium balance and premium amortization. The on-balance sheet portfolio of Consolidation Loans now constitutes 59 percent of the FFELP student loan portfolio and, as a result, the change in the CPR estimate for Consolidation Loans had a greater effect than on the Managed portfolio. The net effect of the two changes in estimate was a $19 million estimate adjustment to decrease the unamortized student loan premium and to increase current period amortization expense.

        Consolidation Loan activity also affects the effective interest calculation of our borrower benefits programs. When a student loan consolidates, the borrower is no longer eligible for the FFELP Stafford borrower benefit, but is eligible for a lower Consolidation Loan benefit. Based on higher projected rates of consolidation, we reduced our estimate of the number of borrowers who eventually qualify for FFELP Stafford borrower benefits. This change in estimate resulted in a $10 million estimate adjustment to reduce the estimated borrower benefit liability and increase student loan income.

        We also projected that our Private Credit Student Loan portfolio is amortizing slower than previously anticipated and we therefore increased the average term of Private Credit Student Loans in connection with the calculation of the amortization of the student loan discount. This resulted in a

$23 million estimate adjustment to increase the balance of the unamortized student loan discount and to decrease current period discount amortization. The net effect of these updates to our estimates was a $32 million or 7 basis points reduction in the student loan spread.

Discussion of On-Balance Sheet Student Loan Spread Exclusive of Floor Income and Changes in
Accounting Estimates

        The decrease in the 2003 student loan spread, exclusive of Floor Income and updated estimates discussed above, versus the 2002 student loan spread was primarily due to higher spreads on our debt funding student loans and the increase in the average balance of Consolidation Loans as a percentage of the on-balance sheet portfolio. The increase in the spreads on the cost of funds is due to the replacement of lower cost GSE funding with non-GSE funding in connection with the GSE Wind-Down. This higher cost is the result of both higher credit spreads on non-GSE funding sources and the significantly longer duration of non-GSE liabilities. Also, we use higher cost, longer-term debt to fund Consolidation Loans.

        The average balance of Consolidation Loans grew as a percentage of the average on-balance sheet FFELP student loan portfolio from 47 percent in 2002 to 56 percent in 2003. Consolidation Loans have lower spreads due to the 105 basis point Consolidation Loan Rebate Fee, which is partially offset by the absence of the 30 basis point offset fee on GSE student loans, higher SAP yield and lower student loan premium amortization.

        The student loan spread, exclusive of Floor Income, increased by 25 basis points from 2001 to 2002. This increase was due primarily to lower funding costs for on-balance sheet loans through lower funding spreads and through the refinancing of some higher rate debt, and to an increase in Private Credit Student Loans in the on-balance sheet student loan portfolio. These loans are subject to credit risk and therefore earn higher spreads. These positive effects were offset by the continued growth in our Consolidation Loans, which are lower yielding due mainly to the Consolidation Loan Rebate Fee.

Floor Income

        For on-balance sheet student loans, Floor Income is included in student loan income. For off-balance student loans, future Fixed Rate Embedded Floor Income is estimated using a discounted cash flow option pricing model and is included in the Residual Interest valuation which is initially recognized as a gain on sale. Variable Rate Embedded Floor Income is recognized as earned in servicing and securitization revenue. The following table summarizes the components of Floor Income from on-balance sheet student loans, net of payments under Floor Income Contracts, for the years ended December 31, 2003, 2002 and 2001.

	Years ended December 31,
	2003	2002	2001
Fixed Rate Floor Income	$115	$104	$43
Variable Rate Floor Income	31	115	76

Total Floor Income	$146	$219	$119

        The decrease in Variable Rate Floor Income in 2003 versus 2002 is primarily due to the decline in Treasury bill and commercial paper rates from the July 1, 2001 reset of borrower rates to December 31, 2001, which resulted in $106 million of Variable Rate Floor Income earned in the first half of 2002. Treasury bill and commercial paper rates did not decline as steeply in the second half of 2002 or in 2003. The increase in Fixed Rate Floor Income is primarily due to the increase in the average balance of Consolidation Loans, partially offset by slightly higher Treasury bill rates.

        The increase in Variable Rate Floor Income for the year ended December 31, 2002 versus 2001 was largely driven by higher average interest rates in 2000, such that minimal Variable Rate Floor Income was earned in the first half of 2001. The increase in Fixed Rate Floor Income in 2002 versus 2001 was due to the higher average balance of Consolidation Loans earning Fixed Rate Floor Income.

Student Loan Floor Income Contracts

        At December 31, 2003, the notional amount of student loan Floor Income Contracts totaled $32.6 billion of which $18.6 billion are contracts that commence in 2004 to 2007. The following table analyzes the ability of the FFELP student loans in our Managed student loan portfolio to earn Floor Income after December 31, 2003 and 2002. Three-month Treasury bill loans are based on the last Treasury bill auctions of December 2003 and 2002 of .90 percent and 1.21 percent, respectively. Commercial paper rate loans are based on the last commercial paper rates of 1.05 percent and 1.30 percent for December 31, 2003 and 2002, respectively. One-year Treasury bill loans are based on the last Treasury bill auctions of May 2003 and 2002 of 1.12 percent and 1.76 percent, respectively.

	December 31, 2003			December 31, 2002
(Dollars in billions)	Fixed borrower rate	Variable borrower rate	Total	Fixed borrower rate	Variable borrower rate	Total
Student loans eligible to earn Floor Income:
On-balance sheet student loans	$26.7	$12.5	$39.2	$20.7	$10.5	$31.2
Off-balance sheet student loans	8.1	23.5	31.6	4.6	27.3	31.9

Managed student loans eligible to earn Floor Income	34.8	36.0	70.8	25.3	37.8	63.1
Less notional amount of Floor Income Contracts	(14.0)	—	(14.0)	(16.4)	—	(16.4)

Net Managed student loans eligible to earn Floor Income	$20.8	$36.0	$56.8	$8.9	$37.8	$46.7

Net Managed student loans earning Floor Income	$16.6	$31.2	$47.8	$7.9	$37.8	$45.7

Activity in the Allowance for On-Balance Sheet Private Credit Student Loan Losses

        As discussed in detail under "CRITICAL ACCOUNTING POLICIES AND ESTIMATES," the provision for student loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of Private Credit Student Loans.

        The following table summarizes changes in the allowance for student loan losses for on-balance sheet Private Credit Student Loans for the years ended December 31, 2003, 2002 and 2001.

	Years ended December 31,
	2003	2002	2001
Private Credit Allowance balance at beginning of year	$194	$208	$186
Provision for Private Credit Student Loan losses	114	96	41
Other	6	(29)	19
Charge-offs:
Private Credit charge-offs	(82)	(76)	(39)
Private Credit recoveries	13	11	10

Private Credit charge-offs, net of recoveries	(69)	(65)	(29)
Non-federally insured FFELP student loans charge-offs	(6)	(3)	(9)

Total charge-offs, net of recoveries	(75)	(68)	(38)

Balance before securitization of Private Credit Student Loans	239	207	208
Reduction for securitization of Private Credit Student Loans	(71)	(13)	—

Private Credit Allowance balance at end of year	$168	$194	$208

Net Private Credit charge-offs as a percentage of average Private Credit Student Loans (annualized)	1.37%	1.28%	.78%
Net Private Credit charge-offs as a percentage of average Private Credit Student Loans in repayment (annualized)	2.53%	2.34%	1.26%
Private Credit Allowance as a percentage of average Private Credit Student Loans	3.35%	3.83%	5.51%
Private Credit Allowance as a percentage of the ending balance of Private Credit Student Loans	3.62%	3.62%	4.70%
Private Credit Allowance as a percentage of the ending balance of Private Credit Student Loans in repayment	6.75%	6.60%	8.00%
Average balance of Private Credit Student Loans	$5,027	$5,071	$3,781
Ending balance of Private Credit Student Loans	$4,644	$5,362	$4,432
Average balance of Private Credit Student Loans in repayment	$2,718	$2,774	$2,337
Ending balance of Private Credit Student Loans in repayment	$2,490	$2,945	$2,604

        We own an immaterial portfolio of defaulted FFELP loans that have been rejected for reimbursement by the guarantor and are uninsured. During the third quarter of 2003, we reclassified these uninsured FFELP student loans and the related reserves to the Private Credit Student Loan portfolio. In the above table, the reclassification is reflected for all periods presented.

        The increase in the provision for Private Credit Student Loans of $18 million from 2002 to 2003 is primarily due to the increase in Private Credit Student Loans entering repayment prior to being securitized over the prior year. For the year ended December 31, 2003, Private Credit Student Loan charge-offs increased by $6 million over the prior year, which is due to the increase in securitization activity as we primarily securitize loans that are current leaving a higher percentage of delinquent loans on-balance sheet and to the increase of career training loans as a percentage of the on-balance sheet portfolio.

        The $55 million increase in the provision for Private Credit Student Loans from 2001 to 2002 was primarily due to a reclassification in 2002 related to a change in presentation for student loan discounts discussed below, to the 21 percent increase in the volume of Private Credit Student Loans in 2002 versus 2001, and to the continued aging of the portfolio.

        We charge the borrower fees on Private Credit Student Loans, both at origination and when the loan enters repayment. Such fees are deferred and recognized into income as a component of interest over the average life of the related pool of loans. These fees are charged to compensate for anticipated loan losses and, prior to 2002, we reflected the unamortized balance of these fees as a component of the allowance for loan losses. In the second quarter of 2002, we reclassified the unamortized balance of these fees from the allowance for loan losses to a student loan discount and this is reflected as "other" in the above table. The unamortized balance of deferred origination fee revenue at December 31, 2003 and 2002 was $130 million and $95 million, respectively.

Delinquencies

        The table below shows our Private Credit Student Loan delinquency trends as of December 31, 2003, 2002 and 2001. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	December 31,
	2003		2002		2001
	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment[1]	$1,923		$2,136		$1,500
Loans in forbearance[2]	231		281		328
Loans in repayment and percentage of each status:
Loans current	2,214	89%	2,732	93%	2,356	90%
Loans delinquent 30-59 days[3]	112	5	100	3	106	4
Loans delinquent 60-89 days	60	2	43	2	47	2
Loans delinquent 90 days or greater	104	4	70	2	95	4

Total Private Credit Student Loans in repayment	2,490	100%	2,945	100%	2,604	100%

Total Private Credit Student Loans	4,644		5,362		4,432
Private Credit Student Loan allowance for losses	(168)		(194)		(208)

Private Credit Student Loans, net	$4,476		$5,168		$4,224

Percentage of Private Credit Student Loans in repayment	54%		55%		59%

Delinquencies as a percentage of Private Credit Student Loans in repayment	11%		7%		10%

1
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

2
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures. Additionally, the forbearance balance at December 31, 2003 includes $9 million of career training loans in "closed school" status, whose ultimate disposition is uncertain.

3
The period of delinquency is based on the number of days scheduled payments are contractually past due.

        The increase in delinquent loans in the on-balance sheet portfolio is primarily due to the increase in career training loans as a percentage of the on-balance sheet Private Credit Student Loan portfolio as all Private Credit Student Loan securitizations to date have been of higher education Private Credit Student Loans. Career training loans enter repayment immediately, have a higher risk profile and less flexible repayment alternatives.

On-Balance Sheet Funding Costs After Non-GAAP Reclassification (see "NET INTEREST INCOME—Derivative Reclassification Presentation")

        Our borrowings are generally variable rate indexed principally to LIBOR, the 91-day Treasury bill or the commercial paper rate. The following table summarizes the average balance of on-balance sheet debt (by index, after giving effect to the impact of interest rate swaps) for the years ended December 31, 2003, 2002 and 2001.

	Years ended December 31,
	2003		2002		2001
Index	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Commercial paper	$15,125	1.22%	$9,850	1.62%	$2,357	3.03%
Treasury bill, principally 91-day	13,592	1.51	22,205	2.11	31,459	4.06
LIBOR	9,232	1.46	2,161	2.23	2,004	4.53
Discount notes	7,427	1.21	6,987	1.87	7,168	4.42
Fixed	6,418	4.74	6,742	4.87	5,180	5.53
Auction rate securities	878	1.41	1,018	1.92	1,101	3.67
Zero coupon	239	11.14	214	11.14	192	11.14
Other	491	2.61	745	1.48	238	3.59

Total	$53,402	1.83%	$49,922	2.41%	$49,699	4.27%

        We continue to shift our financing from Treasury bill indexed debt to commercial paper and LIBOR indexed debt as FFELP student loans with interest rates indexed to the commercial paper rate and Private Credit Student Loans indexed to the Prime rate replace older student loans indexed to the Treasury bill and become a larger percentage of our portfolio. LIBOR-based debt, swapped to the daily reset LIBOR index, funds a portion of our daily reset commercial paper indexed assets, as we expect daily reset LIBOR indexed debt to remain highly correlated with daily reset commercial paper indexed assets.

OTHER INCOME

Servicing and Securitization Revenue

        Servicing and securitization revenue, the ongoing revenue from securitized loan pools, which includes interest earned on the Residual Interest asset, revenue we receive for servicing the loans in the securitization trusts, and Embedded Floor Income on securitized student loans not previously included in the gain on sale calculation, is discussed in detail in "LIQUIDITY AND CAPITAL RESOURCES—Securitization Activities."

Guarantor Servicing Fees, Debt Management Fees and Other Income

        The following table summarizes the components of guarantor servicing fees, debt management fees and other income for the years ended December 31, 2003, 2002 and 2001.

	Years Ended December 31,
	2003	2002	2001
Guarantor servicing and debt management fees:
Guarantor servicing fees	$128	$106	$112
Debt management fees	259	186	121

Total guarantor servicing and debt management fees	$387	$292	$233

Other income:
Late fees	$65	$56	$55
Third party servicing fees	58	61	58
Mortgage and consumer loan gains	42	13	—
Other	87	88	95

Total other income	$252	$218	$208

        The $95 million increase in guarantor servicing and debt management fees from 2002 to 2003 is mainly due to a $31 million increase in revenues from the percentage of collections via rehabilitation versus other less economic collection options, a $28 million increase from guarantor servicing due mainly to increased volume from United Student Aid Funds, Inc. ("USA Funds") and a $31 million increase in fees earned by our debt collections subsidiaries.

        The $29 million increase in mortgage and consumer loan gains from 2002 to 2003 is mainly attributed to an increase in gains on sales of mortgage loans due to the acquisition of Pioneer Mortgage in the second quarter of 2003 and to the strong market for mortgage refinancings due to historically low interest rates.

        In the third quarter of 2003, we changed our method of accounting for fees earned through performing information technology enhancements under an agreement with USA Funds. Under the new accounting method, we will earn revenue ratably over the life of the contract. We previously recognized revenue as services were performed. This change resulted in an $18 million deferral of revenue previously recognized under this contract and $8 million lower fee revenue over the second half of 2003. In December 2003, we sold our headquarters building for $122 million and recorded a gain on the sale of $42 million. Both of these items are included in "other" in the above table.

        The $59 million increase in guarantor servicing and debt management fees from 2001 to 2002 is primarily the result of the acquisitions of General Revenue Corporation ("GRC") and Pioneer Credit Recovery, Inc. ("PCR") in January 2002.

        Other income in 2001 includes an $18 million loss on the impairment of assets resulting from the sale of our Sallie Mae Solutions product line to Systems & Computer Technology Corporation that was completed in January 2002. The sale included our Exeter Student Suite® and Perkins/Campus Loan Manager® product lines and related operations based in Cambridge, MA. The sales agreement also included the sale of Sallie Mae Solutions' India operations, which was completed on September 30, 2002. The total sale price was $19 million. The 2001 loss included a $22 million goodwill impairment. The net loss assumed no purchase price adjustment for potential earnouts.

OPERATING EXPENSES

        The following table summarizes the components of operating expenses:

	Years ended December 31,
	2003	2002	2001
Servicing and acquisition expenses	$485	$419	$411
General and administrative expenses	296	244	249
Goodwill and intangible amortization[1]	27	27	48

Total operating expenses	$808	$690	$708

1
No amortization of goodwill and indefinite-life trademarks in 2003 or 2002 in accordance with SFAS No. 142, "Goodwill and Intangible Assets."

        Operating expenses include costs incurred to service our Managed student loan portfolio, acquire student loans, perform guarantor servicing and debt management operations, and general and administrative expenses. General and administrative expenses in 2003 include a $40 million contribution to the Sallie Mae Fund.

        The $66 million increase in servicing and acquisition costs for the year ended December 31, 2003 versus 2002 is mainly attributable to an increase in mortgage operating expenses due to the acquisition of Pioneer Mortgage in the second quarter of 2003 and to increased debt management and servicing expenses consistent with the growth in the business. In addition, in the first quarter of 2003, we recognized $9 million for servicing adjustments related to an underbilling error (see "Other Related Events and Information"). Student loan servicing expenses as a percentage of the average balance of student loans serviced was .16 percent and .20 percent for the years ended December 31, 2003 and 2002, respectively.

STUDENT LOAN ACQUISITIONS

        In 2003, 67 percent of our Managed student loan acquisitions were originated through our Preferred Channel. The following tables summarize the components of our student loan acquisition activity for the years ended December 31, 2003, 2002 and 2001.

	December 31, 2003
	FFELP	Private	Total
Preferred Channel	$10,884	$2,901	$13,785
Other commitment clients	344	33	377
Spot purchases	864	2	866
Consolidations from third parties	2,158	92	2,250
Consolidations from securitized trusts	6,060	—	6,060
Capitalized interest and other	1,068	16	1,084
AMS acquisition[1]	1,202	177	1,379

Total on-balance sheet student loan acquisitions	22,580	3,221	25,801
Consolidations to SLM Corporation from securitized trusts	(6,060)	—	(6,060)
Capitalized interest and other — securitized trusts	842	79	921

Total Managed student loan acquisitions	$17,362	$3,300	$20,662

	December 31, 2002
	FFELP	Private	Total
Preferred Channel	$9,261	$2,132	$11,393
Other commitment clients	428	35	463
Spot purchases	924	7	931
Consolidations from third parties	1,938	—	1,938
Consolidations from securitized trusts	4,121	—	4,121
Capitalized interest and other	1,073	(4)	1,069

Total on-balance sheet student loan acquisitions	17,745	2,170	19,915
Consolidations to SLM Corporation from securitized trusts	(4,121)	—	(4,121)
Capitalized interest and other — securitized trusts	721	10	731

Total Managed student loan acquisitions	$14,345	$2,180	$16,525

	December 31, 2001
	FFELP	Private	Total
Preferred Channel	$8,369	$1,499	$9,868
Other commitment clients	561	32	593
Spot purchases	675	15	690
Consolidations from third parties	1,172	—	1,172
Consolidations from securitized trusts	1,305	—	1,305
Capitalized interest and other	1,094	115	1,209

Total on-balance sheet student loan acquisitions	13,176	1,661	14,837
Consolidations to SLM Corporation from securitized trusts	(1,305)	—	(1,305)
Capitalized interest and other — securitized trusts	894	—	894

Total Managed student loan acquisitions	$12,765	$1,661	$14,426

1
In October 2003, we completed the acquisition of AMS.

Preferred Channel Originations

        In 2003, we originated $15.2 billion in student loan volume through our Preferred Channel, a 23 percent increase over the $12.4 billion originated in 2002. In 2003, we grew the Sallie Mae brand Preferred Channel Originations by 37 percent and our own brands now constitute 28 percent of our Preferred Channel Originations, up from 25 percent in 2002. The pipeline of loans that we currently service and are committed to purchase was $6.6 billion and $5.6 billion at December 31, 2003 and 2002, respectively. The following tables further break down our Preferred Channel Originations by type of loan and source.

	Years ended December 31,
	2003	2002	2001
Preferred Channel Originations — Type of Loan
Stafford	$10,077	$8,537	$7,182
PLUS	1,882	1,482	1,262

Total FFELP	11,959	10,019	8,444
Private	3,270	2,352	1,649

Total	$15,229	$12,371	$10,093

Preferred Channel Originations — Source
Sallie Mae brands	$4,233	$3,082	$2,009
Lender partners	10,996	9,289	8,084

	$15,229	$12,371	$10,093

        The following table summarizes the activity in our Managed portfolio of student loans for the years ended December 31, 2003, 2002 and 2001.

	Years ended December 31,
	2003	2002	2001
Beginning balance	$78,124	$71,726	$67,515
Acquisitions, including capitalized interest	20,662	16,525	14,426
Repayments, claims, other	(7,517)	(7,672)	(7,639)
Charge-offs to reserves and securitization trusts	(108)	(96)	(65)
Loan sales	(38)	—	(143)
Loans consolidated from SLM Corporation	(2,334)	(2,359)	(2,368)

Ending balance	$88,789	$78,124	$71,726

LEVERAGED LEASES

        At December 31, 2003, we had investments in leveraged and direct financing leases, net of impairments, totaling $199 million that are general obligations of three commercial airlines and Federal Express Corporation. Aircraft passenger volume began to show improvement in 2003, however, it is still below levels experienced prior to September 11, 2001 and a significant number of aircraft remain grounded. During the year, we restructured two of our leases with American Airlines and we now account for these as direct financing leases. We wrote down the net asset value of these leases and reduced unearned income by $8 million, which had no effect on current income but will reduce future earnings by the $8 million. Based on an analysis of the expected losses on certain leveraged leases plus the incremental increase in tax obligations related to forgiveness of debt obligations and/or the taxable gain on the sale of the aircraft, our remaining exposure to the airline industry is $125 million. In 2002, we recognized an after-tax charge of $57 million or $.12 per share to reflect the impairment of certain aircraft leased to United Airlines. Additional information regarding our investments in leveraged leases is included in Note 6 to the consolidated financial statements.

FEDERAL AND STATE TAXES

        The Company is subject to federal and state income taxes, while the GSE is exempt from all state, local and District of Columbia income taxes. Our effective tax rate for the years ended December 31, 2003, 2002 and 2001 was 36 percent, 35 percent and 36 percent, respectively.

EFFECTS OF SFAS NO. 133—DERIVATIVE ACCOUNTING

        SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. We believe that our derivatives are effective economic hedges and they are a critical element of our interest rate risk management strategy. However, under SFAS No. 133, some of our derivatives, primarily Floor Income Contracts, Eurodollar futures contracts, certain basis swaps and equity forward contracts (discussed in detail below), do not qualify for "hedge treatment" under SFAS No. 133 and the standalone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item. The derivative market value adjustment is primarily caused by interest rate volatility and changing credit spreads during the period and the volume and term of derivatives not receiving hedge accounting treatment. "Core cash" earnings exclude the periodic unrealized gains and losses caused by the one-sided derivative valuations, and recognize the economic effect of these hedges, which results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item's life.

        Our Floor Income Contracts are written options. SFAS No. 133's hedge criteria regarding effectiveness when using written options is more stringent than other hedging relationships. Because the paydown of principal of the student loans underlying the Floor Income embedded in those student loans does not exactly match the change in the notional amount of our written Floor Income Contracts, the written Floor Income Contracts do not qualify as effective hedges under SFAS No. 133. The Floor Income Contracts effectively fix the amount of Floor Income we will earn over the contract period, thus eliminating the timing and uncertainty associated with Floor Income for that period. Prior to SFAS No. 133, we accounted for Floor Income Contracts as hedges and amortized the upfront cash compensation ratably over the lives of the contracts. Under SFAS No. 133, the upfront payment is deemed a liability and changes in fair value are recorded through income throughout the life of the contract. The change in the value of Floor Income Contracts is caused by changing interest rates that cause the amount of Floor Income earned on the underlying student loans and transferred to the counterparties to vary. The change in the market value of the Floor Income Contracts is economically offset by the change in value of the student loan portfolio earning Floor Income, but that offsetting change in value is not recognized under SFAS No. 133.

        Basis swaps are used to convert the floating rate debt from one interest rate index to another to match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to change the index of our fixed rate and LIBOR-based debt to better match the cash flows of our student loan assets that are primarily indexed to commercial paper or the Treasury bill. SFAS No. 133 requires that the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk and do not meet this effectiveness test because student loans can earn at either a variable or a fixed interest rate depending on market interest rates. We also have basis swaps that do not meet the SFAS No. 133 effectiveness test that economically hedge off-balance sheet instruments. As a result, these swaps are recorded at fair value with subsequent changes in value reflected in the income statement.

        Generally, a decrease in current interest rates and the respective forward interest rate curves results in an unrealized loss related to our written Floor Income Contracts and Eurodollar futures contracts. Related to our basis swaps, if the two underlying indexes (and related forward curve) do not move in parallel we will experience unrealized gains/losses.

        In addition, under SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," equity forward contracts that allow a net settlement option either in cash or the Company's stock are required to be accounted for in accordance with SFAS No. 133 as derivatives. As a result, we now account for our equity forward contracts as derivatives in accordance with SFAS No. 133 and mark them to market through earnings. In accordance with SFAS No. 150, equity forward contracts that were entered into prior to June 1, 2003 and outstanding at July 1, 2003, were marked-to-market on July 1, which resulted in a $130 million gain that was reflected as a "cumulative effect of accounting change" in the consolidated statements of income.

ALTERNATIVE PERFORMANCE MEASURES

        In addition to evaluating the Company's GAAP-based financial information, management, credit rating agencies, lenders and analysts also evaluate the Company on certain non-GAAP performance measures that we refer to as "core cash" measures. While "core cash" measures are not a substitute for reported results under GAAP, we rely on "core cash" measures in operating our business because we believe they provide additional information on the operational and performance indicators that are most closely assessed by management.

        We report pro forma "core cash" measures, which is the primary financial performance measure used by management not only in developing the financial plans and tracking results, but also in establishing corporate performance targets and determining incentive compensation. Management also relies on several other non-GAAP performance measures related to "core cash" measures to evaluate the Company's performance. Our "core cash" measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. "Core cash" measures reflect only current period adjustments to GAAP as described below. Accordingly, the Company's "core cash" measures presentation does not represent another comprehensive basis of accounting. A more detailed discussion of the differences between GAAP and "core cash" measures follows.

1)
Securitization: Under GAAP, certain securitization transactions are accounted for as sales of assets. Under "core cash," we present all securitization transactions as long-term non-recourse financings. The upfront "gains" on sale from securitization as well as ongoing "servicing and securitization revenue" presented by GAAP are excluded from "core cash" and replaced by the interest income, provision for loan losses, and interest expense as they are earned or incurred on the securitized loans.

2)
Floor Income: The timing and amount (if any) of Floor Income earned is uncertain and in excess of expected spreads and, therefore, we exclude such income when it is not economically hedged from "core cash" measures.

We employ derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed under "EFFECTS OF SFAS NO. 133—DERIVATIVE ACCOUNTING," these derivatives do not qualify as effective accounting hedges and therefore are marked-to-market through the derivative market value adjustment. For "core cash" measures, we reverse the fair value adjustments on the Floor Income Contracts and include the amortization of net premiums received in income. Since we exclude Floor Income that is not economically hedged, we also exclude net settlements on derivative contracts, amortization of certain derivative gains and losses, and gains and losses on sales of securities on financial instruments that were economically hedging

  Floor Income. The following table summarizes the Floor Income adjustments for the years ended December 31, 2003, 2002 and 2001.

	Years ended December 31,
	2003	2002	2001
"Core cash" Floor Income adjustments:
Floor Income earned on Managed loans	$(292)	$(474)	$(336)
Amortization of net premiums on Floor Income Contracts and futures in net interest income	161	227	109
Closed Eurodollar futures contracts economically hedging Floor Income in net interest income	14	109	73
Losses on sales of derivatives hedging Floor Income	94	46	69

Total "core cash" Floor Income adjustments	$(23)	$(92)	$(85)

3)
Derivative Accounting: "Core cash" measures exclude the periodic unrealized gains and losses caused by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 and recognize the economic effect of these hedges, which results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item's life. See also "EFFECTS OF SFAS NO. 133—DERIVATIVE ACCOUNTING" for a more detailed discussion. We also exclude the gain or loss on equity forward contracts including the gain recorded upon the adoption of SFAS No. 150 that was recorded as a "cumulative effect of accounting change."

The table below quantifies the adjustments for derivative accounting under SFAS No. 133 on our net income for the years ended December 31, 2003, 2002 and 2001 when compared with the accounting principles employed in all years prior to the SFAS No. 133 implementation.

	Years ended December 31,
	2003	2002	2001
SFAS No. 133 income statement items:
Derivative market value adjustment included in other income	$238	$1,082	$1,006
Less: Realized derivative market value adjustment (see "'Core Cash' Derivative Reclassifications")	(739)	(878)	(553)

Unrealized derivative market value adjustment	(501)	204	453
Net effect of pre-SFAS No. 133 derivative accounting	(1)	(4)	8

Total net impact of SFAS No. 133 derivative accounting	$(502)	$200	$461

4)
Other items: We exclude certain transactions that are not considered part of our core business, including amortization of acquired intangibles, as well as gains and losses on certain sales of securities.

        For the years ended December 31, 2003, 2002 and 2001, the pre-tax effect of these non-GAAP performance measures were as follows:

	Years ended December 31,
	2003	2002	2001
Non-GAAP Performance Measures:
Net impact of securitization accounting	$(307)	$(282)	$(80)
Net impact of derivative accounting	(502)	200	461
Net impact of Floor Income	(23)	(92)	(85)
Amortization of acquired intangibles and other	34	18	63

Total non-GAAP performance measures	$(798)	$(156)	$359

        Management believes this information provides additional insight into the financial performance of the Company's core business activities.

Student Loan Spread Analysis—Managed Basis

        The following table analyzes the student loan spread, exclusive of Floor Income, from our portfolio of Managed student loans for the years ended December 31, 2003, 2002 and 2001.

	Years ended December 31,
	2003	2002	2001
Managed student loan yields, before Floor Income	4.26%	4.94%	6.77%
Consolidation Loan Rebate Fees	(.36)	(.26)	(.20)
Offset Fees	(.04)	(.06)	(.07)
Borrower benefits	(.05)	(.11)	(.11)
Premium and origination fee amortization	(.10)	(.25)	(.26)

Managed Basis student loan net yield	3.71	4.26	6.13
Managed Basis student loan cost of funds	(1.71)	(2.38)	(4.32)

Managed Basis student loan spread	2.00%	1.88%	1.81%

Average Balances
Managed student loans	$83,332	$75,362	$70,619

Accounting Estimates' Effect on the Student Loan Spread

        As discussed in "CRITICAL ACCOUNTING POLICIES AND ESTIMATES—Effects of Consolidation Loan Activity" and "NET INTEREST INCOME—Student Loans—Accounting Estimates' Effect on the On-Balance Sheet Student Loan Spread," the high rate of Consolidation Loan activity affects the estimates for capitalizing and amortizing student loan premiums and discounts and borrower benefits. In response to the increase in Consolidation Loan activity, we decreased the CPR for FFELP Stafford loans to reflect the extension of the term of these loans when consolidated, which increased the unamortized student loan premium and decreased premium amortization. At the same time, we increased the CPR for the Consolidation Loan portfolio, which had the opposite effect on the premium balance and premium amortization. The net effect of this activity was a $51 million estimate adjustment to increase the unamortized student loan premium and reduce current period amortization expense for the Managed portfolio.

        For the Managed portfolio, the effect of Consolidation Loan activity resulted in an increase in the premium whereas the effect on-balance sheet was a $19 million decrease in premium. This was primarily due to Consolidation Loans making up 59 percent of the on-balance sheet FFELP portfolio versus 43 percent of the Managed portfolio. Also, the portfolio of FFELP Stafford loans on-balance sheet includes a greater percentage of newly acquired loans that have had little amortization and as a result any adjustment to reflect changes in estimates would be much less if all other factors remained equal.

        When a Stafford loan borrower consolidates, they forfeit the borrower benefit program offered on Stafford loans. As a result, we also reduced our estimate of the number of borrowers who eventually qualify for borrower benefits to reflect the loss in borrower benefits from the increase in consolidations. This resulted in an estimate adjustment of $39 million, recorded as a decrease in the estimated borrower benefit liability and an increase in student loan income.

        As our Private Credit Student Loan portfolio matures, we have more historic data, which we used to analyze the speed at which our private credit portfolio amortizes. Based on this review, we increased the period for which we amortize student loan discounts as a component of our Managed Private Credit Student Loan portfolio. The increase in the average term of Private Credit Student Loans resulted in a $23 million estimate adjustment to increase the unamortized student loan discount and decrease current period discount amortization income. The net effect of these updates to our estimates was a $67 million or 8 basis point increase in the Managed Student Loan spread.

Discussion of Student Loan Spread Exclusive of Changes in Accounting Estimates

        The increase in the 2003 student loan spread exclusive of Floor Income and the estimate adjustments discussed above versus 2002 was primarily due to the lower premium amortization caused by the longer average lives of Consolidation Loans, the increase in the percentage of Private Credit Student Loans in the Managed student loan portfolio partially offset by the higher spreads on the cost of funds, and the increase of Consolidation Loans as a percentage of the total portfolio. The spreads on the cost of funds increased as we continue to replace GSE funding with non-GSE funding in connection with the GSE Wind-Down. We estimate that the increase in funding outside of the GSE reduced the Managed student loan spread by 8 basis points in 2003 and project that it will further reduce the spread by approximately 14 to 16 basis points upon completion of the Wind-Down.

        The average balance of Consolidation Loans grew as a percentage of the average Managed FFELP student loan portfolio from 29 percent in 2002 to 39 percent in 2003. The negative effect of Consolidation Loans on the Managed student loan spread is driven by the same factors as the on-balance sheet student loan spread, which is discussed in more detail at "NET INTEREST INCOME-Discussion of On-Balance Sheet Student Loan Spread Exclusive of Floor Income and Changes in Accounting Estimates."

        These negatives were offset by the increase in the average balance of Managed Private Credit Student Loans as a percentage of the average Managed student loan portfolio from 7 percent in 2002 to 9 percent in 2003. These loans are subject to credit risk and therefore earn higher spreads which average 4.75 percent for the Managed Private Credit Student Loan portfolio versus a spread of 1.65 percent for the Managed guaranteed student loan portfolio before Floor Income and the estimate adjustment. Private Credit Student Loans now comprise 9 percent of our Managed student loan portfolio at December 31, 2003, up from 7 percent at December 31, 2002.

        The increase in the Managed student loan spread from 2001 to 2002 was mainly due to the increase in the percentage of Private Credit Student Loans in the Managed student loan portfolio, partially offset by the growth in Consolidation Loans. The 2002 Managed student loan spread also benefited from lower funding costs for on-balance sheet loans achieved through the refinancing of some higher rate debt that was funding student loans. Losses on such refinancings are included in losses on sales of securities in other income.

Allowance for Private Credit Student Loan Losses—Managed Basis

        An analysis of our Managed allowance for loan losses for Private Credit Student Loans for the years ended December 31, 2003, 2002 and 2001 is presented in the following table.

	Years ended December 31,
	2003	2002	2001
Managed Private Credit Allowance balance at beginning of year	$207	$208	$186
Provision for Managed Private Credit Student Loan losses	124	96	41
Other	7	(30)	19
Charge-offs:
Managed Private Credit Charge-offs	(83)	(75)	(39)
Managed Private Credit Recoveries	13	11	10

Managed Private Credit Charge-offs, net of recoveries	(70)	(64)	(29)
Non-federally insured FFELP student loans charge-offs	(6)	(3)	(9)

Total charge-offs, net of recoveries	(76)	(67)	(38)

Managed Private Credit Allowance balance at end of year	$262	$207	$208

Net Managed Private Credit charge-offs as a percentage of average Managed Private Credit Student Loans (annualized)	.96%	1.25%	.78%
Net Managed Private Credit charge-offs as a percentage of average Managed Private Credit Student Loans in repayment (annualized)	1.83%	2.20%	1.26%
Managed Private Credit allowance as a percentage of average Managed Private Credit Student Loans	3.58%	3.97%	5.51%
Managed Private Credit allowance as a percentage of the ending balance of Managed Private Credit Student Loans	3.05%	3.44%	4.70%
Managed Private Credit allowance as a percentage of the ending balance of Managed Private Credit Student Loans in repayment	6.03%	6.27%	8.00%
Average balance of Managed Private Credit Student Loans	$7,311	$5,210	$3,781
Ending balance of Managed Private Credit Student Loans	$8,571	$6,021	$4,432
Average balance of Managed Private Credit Student Loans in repayment	$3,819	$2,954	$2,337
Ending balance of Managed Private Credit Student Loans in repayment	$4,333	$3,305	$2,604

        We own an immaterial portfolio of defaulted FFELP loans that have been rejected for reimbursement by the guarantor and are uninsured. During the third quarter of 2003, we reclassified these uninsured FFELP student loans to Private Credit Student Loans and also reclassified the related reserves. In the above table this reclassification is reflected for all periods presented.

        The increase in the provision for Private Credit Student Loans of $28 million from 2002 to 2003 is primarily due to the $905 million increase in Managed Private Credit Student Loans entering repayment over the prior year. For the year ended December 31, 2003, Private Credit Student Loan charge-offs increased by $8 million over the prior year, which is due primarily to the 31 percent increase in Managed Private Credit Student Loans in repayment; however, charge-offs as a percentage of average Managed Private Credit Student Loans in repayment decreased to 1.83 percent from 2.20 percent.

Delinquencies—Managed Basis

        The table below shows our Private Credit Student Loan delinquency trends as of December 31, 2003, 2002 and 2001 on a Managed Basis. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	December 31,
	2003		2002		2001
	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment[1]	$3,755		$2,356		$1,500
Loans in forbearance[2]	483		360		328
Loans in repayment and percentage of each status:
Loans current	3,984	92%	3,079	93%	2,356	90%
Loans delinquent 30-59 days[3]	151	3	107	3	106	4
Loans delinquent 60-89 days	75	2	45	2	47	2
Loans delinquent 90 days or greater	123	3	74	2	95	4

Total Managed Private Credit Student Loans in repayment	4,333	100%	3,305	100%	2,604	100%

Total Managed Private Credit Student Loans	8,571		6,021		4,432
Managed Private Credit Student Loan allowance for losses	(262)		(207)		(208)

Managed Private Credit Student Loans, net	$8,309		$5,814		$4,224

Percentage of Managed Private Credit Student Loans in repayment	51%		55%		59%

Delinquencies as a percentage of Managed Private Credit Student Loans in repayment	8%		7%		10%

1
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

2
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing procedures and policies. Loans in forbearance represented 6 percent, 6 percent and 7 percent of total Managed Private Credit Student Loans at December 31, 2003, 2002 and 2001, respectively. Additionally, the forbearance balance at December 31, 2003 included $9 million of career training loans in "closed school" status, whose ultimate disposition is uncertain.

3
The period of delinquency is based on the number of days scheduled payments are contractually past due.

ACQUISITIONS

        On November 17, 2003, we acquired AMS. We accounted for this transaction under the purchase method of accounting as defined in SFAS No. 141, "Business Combinations," and allocated the purchase price primarily to the $1.4 billion student loan portfolio and intangible assets including goodwill. In addition to the student loan portfolio, the purchase will expand our loan origination capability and enhance our offerings to college and university business offices.

        In addition to the AMS acquisition, we acquired several other companies during 2003, 2002 and 2001, which were not significant to our consolidated financial position, results of operations or cash flows. These acquisitions were accounted for under the purchase method of accounting as defined in APB No. 16 or SFAS No. 141 depending on the date of acquisition. The results of operations of the acquired companies were included prospectively from the date of acquisition and the acquisition cost was allocated to the acquired tangible assets and liabilities and identifiable intangible assets based on fair values at the date of acquisition. Residual amounts were recorded as goodwill. In-process research and development write-offs have been insignificant.

        Unaudited pro forma statement of operations information has not been presented because the effects of these acquisitions were not material on either an individual or aggregated basis.

LIQUIDITY AND CAPITAL RESOURCES

        We depend on the debt capital markets to support our business plan and we have developed deep and diverse funding sources to ensure continued access to the capital markets as we transition from GSE funding to SLM Corporation non-GSE funding. Our biggest funding challenge going forward is to maintain cost effective liquidity to fund the growth in the Managed Portfolio of student loans as well as refinancing previously securitized loans when consolidated back on-balance sheet. At the same time we must maintain earnings spreads and control interest rate risk to preserve earnings growth. The main source of non-GSE funding is student loan securitizations and in 2003 we had a record year in volume, securitizing over $30 billion in student loans in sixteen transactions versus $13.7 billion in nine transactions in 2002. Our securitizations backed by FFELP loans are unique securities in the asset-backed class as they are backed by student loans with an explicit guarantee on 98 percent of principal and interest. This guarantee is subject to service compliance, but is not related to the Company's GSE subsidiary. At December 31, 2003, we financed 78 percent of our Managed student loans from non-GSE sources versus 54 percent at December 31, 2002. As evidenced by the 2003 volume, we have built a highly liquid and deep market for student loan securitizations by broadening our investor base worldwide. Securitizations will continue to grow and are expected to comprise approximately 70 percent of total Managed debt by 2006, versus 58 percent at December 31, 2003.

        In addition to securitizations, we also significantly increased and diversified other non-GSE financing through the issuance of almost $15 billion in SLM Corporation, term, unsecured non-GSE debt. We strategically introduced several new non-GSE long-term issuances in 2003 to further diversify our funding sources and substantially increase our fixed income investor base. In total, at December 31, 2003, non-GSE on-balance sheet debt, exclusive of on-balance sheet securitizations, totaled $20.3 billion, a 187 percent increase over December 31, 2002.

        In addition to liquidity, a major objective when financing our business is to minimize interest rate risk through match funding of our assets and liabilities. Generally, on a pooled basis to the extent practicable, we match the interest rate and reset characteristics of our Managed assets and liabilities. In this process we use derivative financial instruments extensively to reduce our interest rate and foreign currency exposure. This interest rate risk management helps us to achieve a stable student loan spread irrespective of the interest rate environment. (See also "Interest Rate Risk Management" below.)

        The following tables present the ending and average balances and average interest rates of our Managed borrowings for the years ended December 31, 2003, 2002 and 2001. The average interest rates include derivatives that are economically hedging the underlying debt, but do not qualify for hedge accounting treatment under SFAS No. 133. (See "Derivative Reclassification—non-GAAP").

	Years ended December 31,
	2003		2002		2001
	Ending Balance		Ending Balance		Ending Balance
	Short Term	Long Term	Short Term	Long Term	Short Term	Long Term
GSE	$16,812	$4,776	$23,337	$16,447	$29,440	$15,793
Non-GSE	1,855	18,472	1,290	5,795	1,074	1,493
Securitizations (on-balance sheet)	—	16,345	—	—	—	—
Securitizations (off-balance sheet)	—	40,607	—	37,262	—	30,724

Total	$18,667	$80,200	$24,627	$59,504	$30,514	$48,010

	Years ended December 31,
	2003		2002		2001
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
GSE	$34,068	1.83%	$45,699	2.35%	$47,877	4.27%
Non-GSE	13,305	2.01	4,223	2.88	1,822	4.45
Securitizations (on-balance sheet)	6,026	1.40	—	—	—	—
Securitizations (off-balance sheet)	39,524	1.79	32,385	2.57	30,489	4.58

Total	$92,923	1.81%	$82,307	2.47%	$80,188	4.39%

        As the GSE is wound down, stand-alone liquidity at SLM Corporation will become increasingly important over time. SLM Corporation's stand-alone liquidity is derived from our modest debt maturities and use of commercial paper, $3 billion in committed bank lines of credit, short-term investment portfolio and broad market acceptance of our principal asset, government guaranteed student loans.

New or Increased Sources of Non-GSE Financing in 2003

        The total of revolving credit facilities was increased from $2 billion to $3 billion in October 2003. The current facilities consist of $1 billion maturing October 2004, $1 billion maturing October 2007 and $1 billion maturing October 2008. These facilities will continue to serve as commercial paper backstop and management does not expect to draw on this line.

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

        In the second quarter of 2003, we issued €500 million of Euro-denominated debt under our Euro-medium term note program. The debt matures in July 2008 and pays interest at a fixed rate of

3.25 percent. Concurrently with the issuance of the Euro debt, we entered into a cross currency interest rate swap which converts (i) all Euro-denominated fixed rate interest payments on the debt into dollar-denominated variable rate 3-month LIBOR interest payments, (ii) initial net proceeds of this issuance into U.S. dollars and (iii) the principal maturity payment amount of €500 million to $585 million which was the face amount of the issuance. Through the use of the cross currency swap agreement, we intend to hedge our foreign currency exchange rate risk on this transaction.

        In the second quarter of 2003, we issued $1 billion of extendible notes that pay a variable rate of interest of 3-month LIBOR plus an escalating spread. The initial maturity date of the notes is May 2004. Every month, beginning the month after the date of issuance, the noteholders have the option to extend the note's maturity date to a date 13 months from the date the noteholder makes such an extension election. If the noteholder fails to extend his notes, those notes will be due 13 months after that failure to extend.

        In 2003, we expanded our securitization investor base internationally by issuing $4.9 billion of Euro- and Sterling-denominated trust debt.

        In the third quarter of 2003, we amended the terms of our domestic medium term note program to increase the amount that can be issued thereunder by $20 billion. In 2003, we raised over $1.1 billion in term, unsecured, non-GSE debt from retail individual investors. Included in this amount was $420 million in notes linked to the consumer price index ("CPI"), further diversifying our funding sources.

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

        The GSE's unsecured financing requirements are driven by the following factors: liquidity to meet the short-term funding of new student loan acquisitions, refinancing of existing GSE liabilities as they mature and are not replaced by non-GSE funding sources; the level of securitization activity; and the transfer and refinancing of GSE assets by non-GSE entities of the Company.

Non-GSE Unsecured On-Balance Sheet Financing Activities

        The following table shows the senior unsecured credit ratings on our non-GSE debt from the major rating agencies.

	S&P	Moody's	Fitch
Short-term unsecured debt	A-1	P-1	F-1+
Long-term unsecured debt	A	A-2	A+

        The table below presents our non-GSE unsecured on-balance sheet funding by funding source for 2003 versus 2002.

	Debt Issued for the Years Ended December 31,		Outstanding at December 31,
	2003	2002	2003	2002
Commercial paper	$8,285	$24,694	$—	$235
Convertible debentures	1,980	—	1,983	—
Retail medium-term notes (EdNotes)	356	—	357	—
Euro denominated medium-term notes	597	—	598	—
Extendible notes	1,747	—	1,747	—
Global notes	9,844	1,702	11,549	1,702
Medium-term notes	—	3,655	4,093	5,148

Total	$22,809	$30,051	$20,327	$7,085

Securitization Activities

Securitization Program

        Our FFELP Stafford, Private Credit Student Loan and certain Consolidation Loan securitizations are off-balance sheet transactions that are structured to meet the sale criteria of SFAS No. 140 by using a two-step transaction with a qualifying special purpose entity ("QSPE") that legally isolates the transferred assets from the Company, even in the event of bankruptcy, and are accounted for off-balance sheet. Each of these transactions is structured to ensure that the holders of the beneficial interests issued by the QSPE are not constrained from pledging or exchanging their interests, and that we do not maintain effective control over the transferred assets. In all of our off-balance sheet securitizations, we retain the right to receive the cash flows from the securitized student loans in excess of cash flows needed to pay interest and principal on the bonds issued by the trust and servicing and administration fees.

        Prior to 2003, all of our securitization structures were off-balance sheet transactions. In certain 2003 Consolidation Loan securitization structures, we hold certain rights that can affect the remarketing of the bonds as well as a call option that gives us the right to acquire certain of the notes issued in the transaction. Thus we are deemed to maintain effective control over the transferred assets. As a result, these securitizations do not meet the criteria of being a QSPE and are accounted for on-balance sheet as variable interest entities ("VIEs"). These securitization structures were developed to broaden and diversify the investor base for Consolidation Loan securitizations by allowing us to issue bonds with non-amortizing, fixed rate and foreign currency denominated tranches.

        The following table summarizes our securitization activity for the years ended December 31, 2003, 2002 and 2001.

	Years ended December 31,
	2003			2002			2001
	Number of Transactions	Amount Securitized	Gain %	Number of Transactions	Amount Securitized	Gain %	Number of Transactions	Amount Securitized	Gain %
FFELP Stafford/PLUS loans	4	$5,772	1.26%	7	$11,033.92%		4	$6,441	1.16%
Consolidation Loans	2	4,256	10.19	1	1,976	9.82	—	—
Private Credit Student Loans	3	3,503	6.79	1	690	6.18	—	—

Total securitization sales	9	13,531	5.50%	9	13,699	2.47%	4	6,441	1.16%

On-balance sheet Consolidation Loan VIEs	7	16,592		—	—		—	—

Total loans securitized	16	$30,123		9	$13,699		4	$6,441

        The increase in the gains as a percentage of loans securitized in 2003 versus 2002 and 2001 is mainly due to the securitization of Consolidation Loans which have higher Embedded Fixed Rate Floor Income and the securitization of Private Credit Student Loans which have higher relative student loan spreads compared to FFELP Stafford loan securitizations.

        At December 31, 2003 and 2002, securitized student loans outstanding totaled $55.1 billion and $35.8 billion, respectively. At December 31, 2003 and 2002, we held in our investment portfolio $513 million and $1.1 billion, respectively, of asset-backed securities issued by our securitization trusts. We purchased these securities in the secondary market.

        Our asset-backed securities generally have a higher net cost to fund our student loans than our GSE on-balance sheet financing because the asset-backed securities are term match-funded to the assets securitized and do not benefit from the implicit guarantee of the federal government that investors attribute to GSE debt. The GSE's funding advantage over our securitizations is somewhat mitigated by the absence of Offset Fees on securitized loans. Our securitizations to date have been structured to achieve a triple "AAA" credit rating on over 96 percent of the asset-backed securities sold. Securities issued in our typical FFELP student loan securitizations are issued with a variety of interest rate terms and in multiple currencies while the index on our securitized loans are either indexed to the 91-day or 52-week Treasury bill or commercial paper. We manage this off-balance sheet interest rate and currency risk through trust and on-balance sheet financing activities, principally interest rate and currency swaps.

        In 2004, we expect to maintain the 2003 level of securitization activity to fund new student loan purchases and continue the refinancing of GSE debt.

Liquidity Risk

        As non-GSE financing replaces GSE funding and becomes an ever-larger percentage of our long-term funding, our credit spread and liquidity exposure to the capital markets shifts from the agency capital markets to the corporate and asset-backed markets. A major disruption in the fixed income capital markets that limits our ability to raise funds or significantly increases the cost of those funds could have a material impact on our ability to acquire student loans, or on our results of operations and the timely and effective completion of the GSE Wind-Down. Our securitizations are structured such that we do not provide any level of financial, credit or liquidity support to any of the trusts and our exposure is limited to the recovery of the Retained Interest asset on the balance sheet.

Our Retained Interests are subject to prepayment risk primarily from consolidating loans that could materially impair their value. Our FFELP securitizations have minimal credit and interest rate risk and as a result, outside of the prepayment risk, we believe that, even in times of great stress in the capital markets, the likelihood is remote that any of these off-balance sheet arrangements could be impaired to the point at which they could result in a material adverse impact on the Company.

Retained Interest on Securitized Loans

        The Residual Interest plus any reserve or cash accounts constitute the Retained Interest asset on-balance sheet. The Retained Interests are recorded at fair value at the time of sale and each subsequent quarter using a discounted cash flow analysis. At December 31, 2003 and 2002, the fair value of the Retained Interest was $2.5 billion and $2.1 billion, respectively. The average balance of the Retained Interest for the years ended December 31, 2003, 2002 and 2001 was $2.6 billion, $1.7 billion and $1.4 billion, respectively.

Accounting Estimates' Effect on the Residual Interest in Securitized Trust

        As discussed in detail under "CRITICAL ACCOUNTING POLICIES AND ESTIMATES—Effects of Consolidation Loan Activity," there have been record levels of Consolidation Loan volume for the past two years that have a significant effect on a number of accounting estimates including the initial and subsequent valuations of the Residual Interest. As part of our ongoing evaluation of our critical estimates, we increased the CPR rate used to value the Residual Interest to reflect the increase in expected prepayments of trust FFELP Stafford loans as they are consolidated and removed from the trusts. Assuming all other estimates remain the same, increasing the CPR shortens the life of the securitization trust, which, in turn, reduces the value of the Residual Interest.

        We have also increased the discount rate used to value the Embedded Fixed Rate Floor Income which results in a lower valuation of the Residual Interest. We previously valued the Embedded Fixed Rate Floor Income using the LIBOR swap curve, which was consistent with the valuation methodology used in pricing and valuing Floor Income Contracts. We updated this estimate to be more consistent with the valuation of other cash flows that constitute the Residual Interest (see below for further discussion). In addition, we have responded to the recent decline in FFELP student loan default rates by lowering the projected default rates used in the valuation model. Lower projected default rates increased the value of the Residual Asset, partially offsetting other changes in estimates mentioned above.

        The following table summarizes the significant updated estimates made in the fourth quarter that were used in the valuation of our Residual Interest as of December 31, 2003:

	As of December 31, 2003	As of September 30, 2003
FFELP Stafford loan pre-payment speed (CPR)	20% in 2004	9%
	15% in 2005
	6% thereafter
FFELP expected credit losses (as a percentage of securitized loan balance outstanding)	.17%	.49%
Floor Income discount rate	LIBOR swap curve + 5.5%	LIBOR swap curve

        Primarily as a result of these revised assumptions regarding future activity coupled with higher than projected prepayments during 2003, we recorded an after-tax $161 million reduction in the value of the Residual Interest asset, of which an after-tax $52 million was recorded as an other than temporary impairment and recognized through securitization revenue, and $109 million was recorded as an after-tax reversal of previously recorded unrealized gains in other comprehensive income as a component of equity. These changes in assumptions will also impact future gain on sale calculations and income recognition.

Embedded Fixed Rate Floor Income

        Included in the gain on student loan securitizations of Consolidation Loans is an estimate of the Embedded Fixed Rate Floor Income from the loans securitized. Depending on interest rate levels, the ongoing re-evaluation of this estimate of Embedded Fixed Rate Floor Income can cause volatility in the fair value of the Retained Interest asset. The fair value of the Embedded Fixed Rate Floor Income included in the Retained Interest asset as of December 31, 2003 and 2002 was $727 million and $629 million, respectively.

Servicing and Securitization Revenue

        Servicing and securitization revenue, the ongoing revenue from securitized loan pools accounted for off-balance sheet as QSPEs, includes the interest earned on the Residual Interest asset, the revenue we receive for servicing the loans in the securitization trusts, and Embedded Floor Income on securitized student loans not previously included in the gain on sale calculation. Interest income recognized on the Residual Interest is based on our anticipated yield determined by periodically estimating future cash flows.

        The following table summarizes the components of servicing and securitization revenue for the years ended December 31, 2003, 2002 and 2001, of which $636 million, $839 million and $755 million, respectively, was realized in conjunction with off-balance sheet transactions with QSPEs.

	Years Ended December 31,
	2003	2002	2001
Servicing revenue	$314	$278	$266
Securitization revenue, exclusive of impairment of Residual Interest and Embedded Floor Income	269	243	192
Impairment of Residual Interest	(96)	(40)	—

Servicing and securitization revenue, before Embedded Floor Income	487	481	458

Embedded Floor Income	337	364	297
Less: Floor Income previously recognized in gain calculation	(157)	(6)	—

Net Embedded Floor Income	180	358	297

Total servicing and securitization revenue	$667	$839	$755

Average off-balance sheet student loans	$38,205	$32,280	$30,594

Average balance of Retained Interest	$2,615	$1,746	$1,396

        Fluctuations in servicing and securitization revenue are generally driven by the amount of and the difference in the timing of Floor Income recognition on off-balance sheet student loans. We receive annual servicing fees of 90 basis points, 50 basis points and 70 basis points of the outstanding securitized loan balance related to our Stafford, Consolidation Loan and Private Credit Student Loan securitizations, respectively.

        In off-balance sheet securitizations which qualify as sales, we recognize a gain on the sale, which is calculated as the difference between the allocated cost basis of the assets sold and the relative fair value of the assets received. The carrying value of the student loan portfolio being securitized includes the applicable accrued interest, unamortized student loan premiums, loan loss reserves and borrower benefits reserves. The fair value is determined through a discounted cash flow analysis over the life of the student loan portfolio using assumptions discussed in more detail below. We recognize no gain or loss or servicing and securitization revenue associated with on-balance sheet securitizations.

CONTRACTUAL CASH OBLIGATIONS

        The following table provides a summary of our obligations associated with long-term notes and equity forward contracts at December 31, 2003. For further discussion of these obligations, see Notes 8, 10 and 15 to the consolidated financial statements.

	1 Year or less	2 to 3 Years	4 to 5 Years	Over 5 Years	Total
Long-term notes
GSE[1]	$418	$3,192	$105	$1,061	$4,776
Non-GSE[1,2]	1,271	8,673	8,318	16,556	34,818

Total long-term notes	1,689	11,865	8,423	17,617	39,594
Equity forward contracts[3]	—	1,125	467	—	1,592

Total contractual cash obligations	$1,689	$12,990	$8,890	$17,617	$41,186

1
Excludes SFAS No. 133 derivative market value adjustments of $6 million for GSE long-term notes and $209 million for non-GSE long-term notes.

2
Includes FIN No. 46 long-term beneficial interests of $16 billion of notes issued by consolidated variable interest entities in conjunction with our on-balance sheet securitization transactions and included in long-term notes in the consolidated balance sheet.

3
Repurchase obligation has been calculated based on the expiration dates of our outstanding contracts at average purchase prices of the contracts each year. At or prior to the maturity date of the agreements, we can purchase shares at the contracted amount plus or minus an early break fee, or we can settle the contract on a net basis with either cash or shares. If our stock price declines to a certain level, the third party with whom we entered into the contract could liquidate the position prior to the maturity date.

OFF-BALANCE SHEET LENDING RELATED COMMITMENTS AND GUARANTEES

        The following table summarizes the commitments associated with student loan purchases and contractual amounts related to off-balance sheet lending related financial instruments and guarantees at December 31, 2003.

	1 Year or less	2 to 3 Years	4 to 5 Years	Over 5 Years	Total
Student loan purchases[1,2]	$6,060	$6,371	$2,020	$22,779	$37,230
Letters of credit[2]	1,437	130	—	—	1,567
Lines of credit[2]	905	—	—	—	905

	$8,402	$6,501	$2,020	$22,779	$39,702

1
Includes amounts committed at specified dates under forward contracts to purchase student loans and anticipated future requirements to acquire student loans from lending partners (discussed below) estimated based on future volumes at contractually committed rates.

2
Expiration of commitments and guarantees reflect the earlier of call date or maturity date as of December 31, 2003.

        We have forward purchase commitments to acquire student loans from various lenders including our largest lending partners, Bank One and JP Morgan Chase. With respect to JP Morgan Chase, we entered into a joint venture established solely to facilitate our acquisition of student loans originated by JP Morgan Chase. Under a renewable multi-year agreement, we service and purchase a significant share of Bank One's volume. For further discussion of our relationships with JP Morgan Chase and Bank One, see "Business—Student Lending Marketplace" in Part I of this Annual Report.

        We have issued lending-related financial instruments including letters of credit and lines of credit to meet the financing needs of our customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment or if the GSE fulfills its obligation under the guarantee, and the counterparty subsequently fails to perform according to the terms of our contract. Most of these commitments and guarantees expire without a default occurring or without being drawn. As a result, the total contractual amount of these instruments is not, in our view, representative of our actual future credit exposure or funding requirements. Under the terms of the Privatization Act, any future activity under the line of credit and letters of credit activity by the GSE is limited to guarantee commitments which were in place on August 7, 1997.

        To the extent that letters of credit and lines of credit are drawn upon, the balance outstanding is collateralized by student loans. We earn fees associated with the maintenance of these financial instruments which totaled $7 million, $10 million and $11 million in 2003, 2002, and 2001, respectively. At December 31, 2003, draws on lines of credit were approximately $85 million, which amount is reflected in other loans in the consolidated balance sheet.

RISKS

Overview

        Managing risks is an essential part of successfully operating a financial services company. Our most prominent risk exposures are operational, market and interest rate, political and regulatory, liquidity, credit, and Consolidation Loan refinancing risk.

Operational Risk

        Operational risk can result from regulatory compliance errors, other servicing errors (see further discussion below), technology failures, breaches of the internal control system, and the risk of fraud or unauthorized transactions by employees or persons outside the Company. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards and contractual commitments, adverse business decisions or their implementation, and customer attrition due to potential negative publicity.

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

Market and Interest Rate Risk

        Market risk is the risk of loss from adverse changes in market prices and/or interest rates of our financial instruments. Our primary market risk is from changes in interest rates and interest spreads. We have an active interest rate risk management program that is designed to reduce our exposure to changes in interest rates and maintain consistent earning spreads in all interest rate environments. We use derivative instruments extensively to hedge our interest rate exposure, but in our hedging activities is a risk that we are not hedging all potential interest rate exposures or that the hedges do not perform as designed. We measure interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for interest earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Many assumptions are utilized by management to calculate the impact that changes in interest rates may have on net interest income, the more significant of which are related to student loan volumes and pricing, the timing of cash flows from our student loan portfolio, particularly the impact of Floor Income and the rate of student loan consolidations, basis risk, credit spreads and the maturity of our debt and derivatives. (See also "Interest Rate Risk Management.")

        We are also subject to market risk relative to our equity forward contracts that allow us to repurchase our common stock in the future from a third party at the market price at the time of entering the contract. Should the market value of our stock fall below certain predetermined levels, the counter-party to the contract has a right to terminate the contract and settle all or a portion at the original contract price. Such settlements could result in material losses.

Political/Regulatory Risk

        Because we operate in a federally sponsored loan program, we are subject to political and regulatory risk. As part of the HEA, the student loan program is periodically amended and must be "reauthorized" every six years. Past changes included reduced loan yields paid to the lenders in 1993 and 1998, increased fees paid by lenders in 1993, decreased level of the government guaranty in 1993 and reduced fees to guarantors and collectors, among others. The program is scheduled to be reauthorized in 2004 although management expects reauthorization to be completed in 2005. There can be no assurances that the reauthorization will not result in changes that may have a materially adverse impact to the Company.

        The Secretary of Education oversees and implements the HEA and periodically issues regulations and interpretations that may impact our business.

        In addition, the activities and financial condition of the GSE are regulated by the U.S. Department of the Treasury's Office of Sallie Mae Oversight ("OSMO").

Liquidity Risk (See "LIQUIDITY AND CAPITAL RESOURCES—Securitization Activities—Liquidity Risk")

        In connection with the Wind Down of the GSE, we have developed multiple funding sources outside of the government agency market. As a result, our credit spread and liquidity exposure to the capital markets shifts from the agency markets to the corporate and asset-backed markets. A major disruption in these markets that limits our ability to raise funds or significantly increases the cost of those funds would have a material impact on our ability to acquire student loans, our results of operations and the timely and effective completion of the Privatization Plan. As discussed in detail above, in 2003 we substantially diversified and broadened our investor base for both our securitizations and our non-GSE debt. In 2004, we plan to continue to expand our presence in the global debt market to ensure a ready access to funding.

Credit Risk

        We bear the full risk of borrower and closed school losses experienced in our Private Credit Student Loan portfolio. These loans are underwritten and priced according to risk, generally determined by a commercially available consumer credit scoring system, FICO™. Additionally, for borrowers who do not meet our lending requirements, we require credit-worthy co-borrowers. When schools close, losses may be incurred when student borrowers have not completed their education. We have defined underwriting and collection policies, and ongoing risk monitoring and review processes for all Private Credit Student Loans. The performance of the Private Credit Student Loan portfolio is affected by the economy and a prolonged economic downturn may have an adverse effect on its credit performance. Management believes that it has provided sufficient allowances to cover the losses that may be experienced in both the federally guaranteed and private credit portfolios over the next 2 to 5 years depending on the portfolio. There is, however, no guarantee that such allowances are sufficient enough to account for actual losses. (See "NET INTEREST INCOME—Student Loans—Activity in the Allowance for Student Loan Losses.")

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

Consolidation Loan Refinancing Risk

        Consolidation Loans can have three detrimental effects. First, we may lose student loans in our portfolio that are consolidated with other lenders. In 2003 and 2002, we experienced a net runoff of $84 million and $421 million, respectively, of student loans from Consolidation Loan activity as more of our FFELP Stafford student loans were consolidated with other lenders than were consolidated by us. In 2003, our increased marketing focus on Consolidation Loans generated a significant reduction in asset run-off, a trend we expect to continue into the future. Second, Consolidation Loans have lower current yields than the FFELP Stafford loans they replace. This is somewhat offset by the longer average lives of Consolidation Loans. Third, as we wind down the GSE, we must maintain sufficient, short-term non-GSE liquidity to enable us to cost effectively refinance previously securitized FFELP Stafford loans as they are consolidated back on to our balance sheet.

Interest Rate Risk Management

Interest Rate Gap Analysis

        We manage our interest rate risk on a Managed Basis and as a result we use on and off-balance sheet derivatives to hedge the basis, interest rate and foreign currency risk in our securitization trusts as the trusts typically issue asset-backed securities with a variety of interest rate terms and in multiple currencies to fund student loans indexed to either the 91-day Treasury bill, commercial paper or in the case of Private Credit Student Loans, the Prime rate.

        The following table shows funding by index, after considering the effects of derivatives, of our asset-backed securities at December 31, 2003:

(Dollars in billions) Index	Amount
LIBOR	$17.3
91-day Treasury bill	21.0
Auction Rate	3.0
Commercial paper	9.6
Prime	2.5

Total Variable Rate	53.4
Fixed Rate	3.5

Total	$56.9

        In the table below, the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at December 31, 2003 and is not necessarily reflective of positions that existed throughout the period.

        There were also $3.0 billion of PLUS student loans in the trusts that are funded by asset-backed securities indexed to LIBOR or the 91-day Treasury bill. We hedge our off-balance sheet basis risk through on-balance sheet derivatives, the effect of which is included in the "Interest Rate Gap Analysis" below as the impact of securitized student loans.

	Interest Rate Sensitivity Period
	3 months or less	3 months to 6 months	6 months to 1 year	1 to 2 years	2 to 5 years	Over 5 years
Assets
Student loans	$47,321	$194	$2,533	$—	$—	$—
Academic facilities financings and other loans	345	58	95	51	44	438
Cash and investments	5,684	36	13	83	915	1,270
Other assets	783	142	283	245	655	3,423

Total assets	54,133	430	2,924	379	1,614	5,131

Liabilities and Stockholders' Equity
Short-term borrowings	10,787	5,146	2,802	—	—	—
Long-term notes	22,581	—	—	2,046	5,148	10,033
Other liabilities	78	—	—	—	—	3,360
Stockholders' equity	—	—	—	—	—	2,630

Total liabilities and stockholders' equity	33,446	5,146	2,802	2,046	5,148	16,023

Period gap before adjustments	20,687	(4,716)	122	(1,667)	(3,534)	(10,892)
Adjustments for Derivatives and Other Financial Instruments
Interest rate derivatives	(13,403)	2,800	(2,450)	1,803	2,288	8,962
Impact of securitized loans	(2,885)	—	2,885	—	—	—

Total derivatives and other financial instruments	(16,288)	2,800	435	1,803	2,288	8,962

Period gap	$4,399	$(1,916)	$557	$136	$(1,246)	$(1,930)

Cumulative gap	$4,399	$2,483	$3,040	$3,176	$1,930	$—

Ratio of interest-sensitive assets to interest-sensitive liabilities	159.9%	5.6%	94.3%	6.5%	18.6%	17.0%

Ratio of cumulative gap to total assets	6.8%	3.8%	4.7%	4.9%	3.0%	—%

Weighted Average Life

        The following table reflects the weighted average life for our Managed earning assets and liabilities at December 31, 2003.

(Averages in years)	On-Balance Sheet	Off-Balance Sheet	Managed
Earning assets
Student loans	9.3	4.3	8.8
Academic facilities financings and other loans	6.4	—	6.4
Cash and investments	1.8	—	1.8

Total earning assets	8.3	4.3	8.2

Borrowings
Short-term borrowings	.3	—	.3
Long-term borrowings	7.1	4.3	5.7

Total borrowings	4.9	4.3	4.6

        In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 1.8 years. Long-term debt issuances likely to be called have been categorized according to their call dates rather than their maturity dates. Long-term debt issuances which are putable by the investor are categorized according to their put dates rather than their maturity dates.

COMMON STOCK

        Earnings not invested in our business operations are used to pay dividends on our common stock and to repurchase outstanding shares of our common stock. The purpose of our common stock repurchase activity is to enhance share value more tax effectively than through dividends and to enable the remaining shareholders to own a greater percentage of outstanding shares.

        For the year ended December 31, 2003, we repurchased 26.9 million shares totaling $822 million through equity forward settlements and open market purchases and issued 5.8 million shares totaling $40.2 million as a result of the exercise of stock warrants and a net 9.9 million shares totaling $206 million related to benefit plans. For the year ended December 31, 2002, we repurchased 21.9 million shares totaling $523 million primarily through equity forward settlements and issued a net 13.2 million shares totaling $228 million related to benefit plans. The net result was to decrease outstanding shares from 458 million shares at December 31, 2002 to 448 million shares at December 31, 2003.

        At December 31, 2003, the total common shares that could potentially be acquired over the next five years under outstanding equity forward contracts were 43.5 million shares at an average price of $36.56 per share. We have remaining authority to enter into additional share repurchases and equity forward contracts for 38.4 million shares.

        In May 2003, our shareholders approved an increase in the number of shares of common stock the Company is authorized to issue from 375 million shares to 1.1 billion shares. Subsequently, the Board of Directors approved a three-for-one split of our common stock to be effected in the form of a stock dividend. The additional shares were distributed on June 20, 2003, for all shareholders of record on June 6, 2003. All share and per share amounts presented have been retroactively restated for the stock split. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from additional paid-in capital to common stock the par value of the additional shares issued as a result of the stock split.

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

        The following table summarizes our common share repurchase and issuance, and equity forward activity for the years ended December 31, 2003 and 2002.

	Years ended December 31,
(Shares in millions)
	2003	2002
Common shares repurchased:
Open market	6.7	2.1
Equity forwards	20.2	19.8
Benefit plans	2.4	4.0

Total shares repurchased	29.3	25.9

Average purchase price per share	$31.18	$25.14

Common shares issued	18.1	16.3

Equity forward contracts:
Outstanding at beginning of year	28.7	33.7
New contracts	35.0	14.8
Exercises	(20.2)	(19.8)

Outstanding at end of year	43.5	28.7

Board of director authority remaining at end of year	38.4	20.1

        As of December 31, 2003, the expiration dates and range and average purchase prices for outstanding equity forward contracts were as follows:

(Contracts in millions of shares)
Year of maturity	Outstanding contracts	Range of purchase prices	Average purchase price
2005	10.9	$27.47 – $40.17	$32.84
2006	20.5	33.82 – 41.88	37.37
2007	8.9	37.70 – 39.17	38.27
2008	3.2	38.64 – 40.00	39.28

	43.5		$36.56

        The closing price of the Company's common stock on December 31, 2003 was $37.68.

        In May 2003, the FASB issued SFAS No. 150, which establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also outlines new accounting for equity forward contracts. Under SFAS No. 150, equity forward contracts that allow a net settlement option either in cash or our stock are required to be accounted for in accordance with SFAS No. 133 as derivative financial instruments. Those equity forward contracts that require physical settlement only (cash for the purchase of shares) must be accounted for as a liability. Our existing contracts provide for physical settlement, net share or net cash settlement options. In addition, we may be required to unwind portions or all of a contract if the price of the Company's common stock falls below a certain percentage of the strike price (usually between 50 percent to 65 percent) or if our credit rating falls below a pre-determined level.

        For equity forward contracts entered into after May 31, 2003, we accounted for these equity forward contracts as derivatives in accordance with SFAS No. 133 and recorded the change in fair value through earnings. In accordance with SFAS No. 150, equity forward contracts that we entered into prior to June 1, 2003 and outstanding at July 1, 2003, were recorded at fair value on July 1, and we recorded a gain of $130 million which was reflected as a "cumulative effect of accounting change" in the consolidated statements of income for the year ended December 31, 2003. For 2003, we recognized a $68 million loss related to the mark-to-market of our equity forward contracts. In addition, we recorded a $10 million loss related to net cost of carry of the equity forward contracts. Since adopting the standard in June, we settled equity forward contracts by repurchasing our common stock for $160 million. The repurchased shares were recorded as treasury stock at the market value at the time of settlement of $198 million. The $38 million realized gain on these settlements that was previously recognized through equity forward mark-to-market was reversed in the derivative market valuation account. Gains and losses on equity forward contracts are excluded from gross income for federal and state income tax purposes.

STUDENT LOAN MARKETING ASSOCIATION

Privatization Act—GSE Wind-Down

        Under the Privatization Act, the GSE must Wind-Down its operations and dissolve on or before September 30, 2008, and until the GSE is dissolved, the Privatization Act places a number of limitations on the GSE. Management, however, plans to accelerate the Wind-Down of the GSE to no later than June 2006 and is well ahead of the periodic milestones. Any GSE debt obligations outstanding at the date of such dissolution are required to be defeased through creation of a fully collateralized trust, consisting of cash or financial instruments backed by the full faith and credit of the U.S. government with cash flows that match the interest and principal obligations of the defeased debt. The Privatization Act requires that on the dissolution date, the GSE shall repurchase or redeem, or make proper provisions for repurchase or redemption of any outstanding preferred stock. The GSE redeemed its Series A, Adjustable Rate Cumulative Preferred Stock, its only outstanding preferred stock, in the fourth quarter of 2001. Also upon the GSE's dissolution, all of its remaining assets will be transferred to the Company.

        The Privatization Act requires that the GSE maintain a minimum statutory capital adequacy ratio (the ratio of the GSE's stockholders' equity to total assets plus 50 percent of the credit equivalent amount of certain off-balance sheet items) of at least 2.25 percent or be subject to certain "safety and soundness" requirements designed to restore compliance. While the GSE may not finance or guarantee the activities of its non-GSE affiliates, it may, subject to its minimum capital requirements, dividend retained earnings and surplus capital to SLM Corporation, which in turn may contribute such amounts to its non-GSE subsidiaries. At December 31, 2003, the GSE's statutory capital adequacy ratio was 6.98 percent.

        The GSE has also received guidance from the U.S. Department of the Treasury's Office of Sallie Mae Oversight ("OSMO") regarding safety and soundness considerations affecting its Wind-Down. As a result, in connection with any dividend declarations, the GSE will supplement the statutory minimum capital ratio requirement with a risk-based capital measurement formula. At December 31, 2003, the GSE's capital ratio under this measurement formula was 22.42 percent, which was above OSMO's minimum recommended level of 4.00 percent. Management does not expect the capital levels of our consolidated balance sheet to change as a result of this supplemental formula.

        The Privatization Act imposes certain restrictions on intercompany relations between the GSE and its affiliates during the Wind-Down Period. The GSE may, however, continue to issue new debt obligations maturing on or before September 30, 2008 although, because of the accelerated Wind-Down described above, we are limiting the maturity on any new GSE debt to six months. The GSE has not issued any long-term debt since July 2003. The legislation further provides that the legal status and attributes of the GSE's debt obligations, including the exemptions from Securities and Exchange Commission registration and state taxes, will be fully preserved until their respective maturities. Such debt obligations will remain GSE debt obligations, whether such obligations were outstanding at the time of, or issued subsequent to, the reorganization of the GSE into the current holding company structure.

        In connection with the Wind-Down of the GSE, we must either securitize, sell, transfer or defease the GSE's assets by the Wind-Down date and retire or defease the GSE's debt obligations. For loans securitized, the GSE retains an interest in the loans, which is recognized on the balance sheet as Retained Interest in securitized receivables. In connection with the GSE Wind-Down, the GSE sold its Retained Interests to a non-GSE subsidiary of the Company for $2.1 billion. The GSE will continue to finance student loans through securitizations in 2004, and intends to sell its Retained Interest in such securitizations as soon as practical after the sale.

        During the course of developing the Wind-Down plan, management was advised by its tax counsel that, while the matter is not certain, under current authority, the defeasance of certain GSE bonds that mature after the dissolution of the GSE, could be construed to be a taxable event for taxable holders of those bonds. Management intends to commence discussions on this matter with the Internal Revenue Service and may seek a private letter ruling that the defeasance does not trigger a taxable event for such bondholders in the context of the GSE's privatization.

        Given the GSE's current exemption from state income taxes, management is continually evaluating the potential impact (if any) upon the Company's overall state tax position resulting from planned sales and transfers of GSE assets.

        The following table summarizes the GSE's asset sales (carrying value plus accrued interest) and transfers for the years ended December 31, 2003 and 2002.

	Years ended December 31,
	2003		2002
	Sale Amount	Gain Amount	Sale Amount	Gain Amount
FFELP/Consolidation student loan securitizations	$10,216	$501	$13,265	$295
Sale of on-balance sheet VIEs, net[1]	412	1,332	—	—
Private Credit Student Loan sales[2]	5,266	285	3,334	163
Non-cash dividend of FFELP Stafford/PLUS student loans[3]	2,055	35	—	—
Sale of Retained Interests in securitized receivables[4]	2,451	613	—	—
Non-cash dividend of insurance and benefit plan related investments[5]	346	—	—	—
Non-cash dividend of leveraged leases, net[6]	—	—	22	—

1
These VIEs consist of securitized Consolidation Loans, totaling $16.6 billion, and the sales are recorded net of debt issued.

2
The Private Credit Student Loans were sold by the GSE to a subsidiary of SLM Corporation at fair market value.

3
This dividend was recorded at fair market value.

4
In the third quarter of 2003, the GSE sold its Retained Interests in securitized receivables to a subsidiary of SLM Corporation at fair market value.

5
The GSE transferred $346 million of insurance and benefit plan related investments through a non-cash dividend to SLM Corporation.

6
SLMA transferred its $22 million net investment in leveraged leases through a non-cash dividend to a subsidiary of SLM Corporation.

        We will continue to securitize, sell, transfer or defease the GSE's assets throughout the Wind-Down Period. All intercompany transactions between the GSE and the Company and its non-GSE subsidiaries have been eliminated in the Company's consolidated financial statements. In connection with the acquisition of AMS, SLM Corporation contributed to the GSE $40 million of assets, net of liabilities assumed. The assets contributed consisted primarily of student loans.

        The following table shows the percentage of certain assets and income held by the GSE versus non-GSE as of and for the year ended December 31, 2003.

	Year ended December 31, 2003
	GSE	Non-GSE
Ending balance of on-balance sheet Private Credit Student Loans, net	23%	77%
Ending balance of on-balance sheet student loans, net	41%	59%
Ending balance of Managed student loans financed, net[1]	22%	78%
Ending balance of on-balance sheet assets	39%	61%
Average balance of on-balance sheet interest earning assets	69%	31%
Interest income	71%	29%
Fee income	9%	91%

1
Includes securitized trusts.

Average Balance Sheets—GSE

        The following table reflects the GSE's taxable equivalent rates earned on earning assets and paid on interest bearing liabilities for the years ended December 31, 2003, 2002 and 2001.

	Years ended December 31,
	2003		2002		2001
	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Federally insured student loans	$30,290	4.73%	$35,705	5.61%	$35,052	6.81%
Private Credit Student Loans	1,659	5.54	4,562	6.30	3,781	8.58
Academic facilities financings and other loans	773	6.23	1,215	6.01	1,755	6.20
Investments	3,416	3.24	4,469	3.43	6,826	5.22

Total interest earning assets	36,138	4.66%	45,951	5.48%	47,414	6.70%

Retained Interest in securitized receivables	1,581		1,721		1,377
Other non-interest earning assets	1,739		1,770		2,021

Total assets	$39,458		$49,442		$50,812

Average Liabilities and Stockholders' Equity
Six month floating rate notes	$2,987	1.14%	$3,006	1.76%	$4,112	4.17%
Other short-term borrowings	21,256	1.62	25,699	1.95	30,932	4.19
Long-term notes	10,703	2.83	17,063	3.14	12,902	4.54

Total interest bearing liabilities	34,946	1.95%	45,768	2.38%	47,946	4.28%

Non-interest bearing liabilities	1,845		1,810		1,607
Stockholders' equity	2,667		1,864		1,259

Total liabilities and stockholders' equity	$39,458		$49,442		$50,812

Net interest margin		2.77%		3.11%		2.37%

Securitized student loans	$26,827		$32,141		$30,594

Average Balance Sheets—GSE—Non-GAAP

        The GSE average balance sheet below is a non-GAAP presentation whereby we reclassify the net settlement income/expense on derivatives that do not qualify as hedges under SFAS No. 133 from the derivative market value adjustment to the income statement line items of the economically hedged item because we believe this is a more meaningful representation of the GSE's net interest margin. The underlying derivatives from the realized gains and losses in the derivative market value adjustment on the income statement are economically hedging Floor Income (payments on Floor Income Contracts) and the debt funding the student loans in the cost of funds (primarily basis swaps) (see also "NET

INTEREST INCOME—Derivative Reclassification Non-GAAP Presentation"). All such presentations are clearly labeled as non-GAAP presentations.

	Years ended December 31,
	2003		2002		2001
	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Federally insured student loans	$30,290	3.52%	$35,705	4.43%	$35,052	6.07%
Private Credit Student Loans	1,659	5.54	4,562	6.30	3,781	8.58
Academic facilities financings and other loans	773	6.23	1,215	6.01	1,755	6.20
Investments	3,416.54		4,469	3.23	6,826	5.21

Total interest earning assets	36,138	3.39%	45,951	4.54%	47,414	6.15%

Retained Interest in securitized receivables	1,581		1,721		1,377
Other non-interest earning assets	1,739		1,770		2,021

Total assets	$39,458		$49,442		$50,812

Average Liabilities and Stockholders' Equity
Six month floating rate notes	$2,987	1.14%	$3,006	1.76%	$4,112	4.17%
Other short-term borrowings	21,256	1.56	25,699	2.00	30,932	4.18
Long-term notes	10,703	2.53	17,063	2.97	12,902	4.51

Total interest bearing liabilities	34,946	1.82%	45,768	2.35%	47,946	4.27%

Non-interest bearing liabilities	1,845		1,810		1,607
Stockholders' equity	2,667		1,864		1,259

Total liabilities and stockholders' equity	$39,458		$49,442		$50,812

Net interest margin		1.63%		2.20%		1.83%

Securitized student loans	$26,827		$32,141		$30,594

OTHER RELATED EVENTS AND INFORMATION

Regulatory and Legislative Developments

        In the fourth quarter of 2002, the Company discovered an error with the annual calculation of monthly payment amounts associated with variable interest rate Stafford, SLS, and PLUS loans. The error has caused approximately 1.1 million of the Company's serviced student loan accounts to amortize too quickly or slowly, i.e., not in accordance with their repayment term. The Company took voluntary remedial action by crediting the affected borrowers' accounts and took a $9 million charge for servicing adjustments in the first quarter of 2003 for the estimated interest credit. Payment amounts have been reset to the correctly amortizing amount and affected borrowers have been notified.

        The Company reported this matter to the DOE and met with its representatives on several occasions to discuss the impact of the under-billing error on borrowers and the Company's remedial actions. Based upon these discussions and an agreement with the DOE, the Company will provide adjustments and additional future credits to the affected borrowers. The Company does not expect these future credits to materially effect the Company's financial condition or results of operations.

        Congress reauthorizes the Higher Education Act every five years. The Higher Education Act was originally scheduled to expire on September 30, 2003, but by its terms was automatically extended to September 30, 2004. We now expect that Congress will actively debate provisions of the Higher Education Act that govern the FFELP and the FDLP during 2004 and final action on the next reauthorization may not occur until 2005 (following another short extension of the current Act).

        As with past Higher Education Act reauthorizations, there are many legislative proposals being advanced by schools, industry participants and other interested stakeholders. Sallie Mae has joined the "Coalition for Better Student Loans," a group of organizations representing colleges, universities, financial aid administrators, parents and other loan providers that has advanced a series of proposals designed to strengthen federal student loan programs, including:

  •
  lowering the cost of borrowing by eliminating origination fees paid by needy students,

  •
  raising Stafford loan limits to permit schools to offer students more federal student loans with their below-market interest rates and student-friendly repayment terms,

  •
  making it easier for students to repay their loans by offering more flexible repayment options,

  •
  maintaining a viable loan consolidation program, and

  •
  extending loan forgiveness to borrowers who work in certain highly needed occupations.

        The President's budget also contains proposals to increase first-year loan limits, expand extended repayment options for FFELP borrowers, mandate a one percent guaranty fee for borrowers, and phase out higher special allowance payments associated with certain tax-exempt student loan bonds. Other proposals have already been introduced by Members of Congress, including proposals to provide financial incentives to schools to join the FDLP, repeal the "single holder rule," permit borrowers who already completed their higher education studies to refinance or reconsolidate previously consolidated loans and eliminate floor income on variable rate student loans. Under the single holder rule, if only one lender holds all of a borrower's loans, then another lender cannot consolidate the loan away from the current holder unless the current holder declines to consolidate loans for the borrower or is unwilling to offer income-sensitive repayment terms. If the single holder rule is repealed, the Company's student loan portfolio could be subject to an increased level of consolidation activity. In addition, if the reconsolidation proposal is enacted, the Company could experience a significant increase in refinancing activity, which, in turn, would have a material adverse effect on the Company's financial condition and results of operations. Finally, enactment of the proposal to eliminate floor income would decrease the Company's interest income in certain interest rate environments.

Other Events

        Effective January 15, 2004, the President of the United States appointed Eloise Anderson to the Board of the Student Loan Marketing Association.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        See Note 2 to the consolidated financial statements, "Significant Accounting Policies—Recently Issued Accounting Pronouncements."

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

        The effect of short-term movements in interest rates on our results of operations and financial position has been limited through our interest rate risk management. The following tables summarize the effect on earnings for the years ended December 31, 2003 and 2002 and the effect on fair values at December 31, 2003 and 2002, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. We have chosen to show the effects of a hypothetical increase to interest rates, as an increase gives rise to a larger absolute value change to the financial statements. The effect on earnings was performed on our variable rate assets, liabilities and hedging instruments while the effect on fair values was performed on our fixed rate assets, liabilities and hedging instruments.

	Year ended December 31, 2003				Year ended December 31, 2002
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions, except per share amounts)
	$	%	$	%	$	%	$	%
Effect on Earnings
Increase/(decrease) in pre-tax net income before derivative market value adjustment unrealized mark-to-market	$(158)	(7)%	$(156)	(6)%	$(200)	(14)%	$(288)	(20)%
Derivative market value adjustment change in fair value — unrealized	320	64	727	145	369	181	947	465

Increase in net income before taxes	$162	6%	$571	20%	$169	14%	$659	54%

Increase in diluted earnings per share	$.227	5%	$.801	16%	$.231	14%	$.903	55%

        Our foreign currency denominated debt outstanding is swapped to U.S. dollar. Any change in foreign currency exchange rates would have no impact on net income. Our equity forward contracts are carried at fair value. Every dollar change in the Company's stock price results in a $43.5 million gain or loss.

	At December 31, 2003
		Interest Rates:
		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions)	Fair Value
		$	%	$	%
Effect on Fair Values
Assets
Student loans	$51,559	$(399)	(1)%	$(870)	(2)%
Other earning assets	9,085	(112)	(1)	(309)	(3)
Other assets	5,531	(543)	(10)	(839)	(15)

Total assets	$66,175	$(1,054)	(2)%	$(2,018)	(3)%

Liabilities
Interest bearing liabilities	$58,993	$(1,458)	(2)%	$(3,630)	(6)%
Other liabilities	3,437	610	18	1,979	58

Total liabilities	$62,430	$(848)	(1)%	$(1,651)	(3)%

	At December 31, 2002
		Interest Rates:
		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions)
	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Student loans	$44,718	$(497)	(1)%	$(1,100)	(2)%
Other earning assets	6,248	(104)	(2)	(279)	(4)
Other assets	4,643	(391)	(8)	(693)	(15)

Total assets	$55,609	$(992)	(2)%	$(2,072)	(4)%

Liabilities
Interest bearing liabilities	$48,721	$(186)	—%	$(539)	(1)%
Other liabilities	3,316	(558)	(17)	(1,270)	(38)

Total liabilities	$52,037	$(744)	(1)%	$(1,809)	(3)%

        A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate student loan portfolio with floating rate debt. However, as discussed under "Student Loans—Floor Income," in the current low interest rate environment, we can have a fixed versus floating mismatch in funding as the student loan earns at the fixed borrower rate and the funding remains floating. Therefore, absent other hedges, in a low interest rate environment the hypothetical rise in interest rates in the above table has a greater adverse effect on earnings and fair values due to the reduction in potential Floor Income than in higher interest rate environments where the interest rate formula rises above the borrower rate and the student loans become a floating rate asset that is matched with floating rate debt.

        During the year ended December 31, 2003, certain FFELP student loans were earning Floor Income and we locked-in a portion of that Floor Income through the use of futures and Floor Income

Contracts. The result of these hedging transactions was to convert a portion of floating rate debt into fixed rate debt, matching the fixed rate nature of the student loans and fixing the relative spread between the student loan asset rate and the converted fixed rate liability.

        In the above table under the scenario where interest rates increase 100 basis points, the decrease in pre-tax net income before SFAS No. 133 reflects lower Floor Income on the unhedged portion of our student loan portfolio. Under the scenario where interest rates increase 300 basis points, the change in pre-tax net income before SFAS No. 133 is not proportional to the change under the scenario where interest rates increase 100 basis points because of the additional spread earned on loans hedged with futures and swaps mentioned above and the greater proportion of loans earning at a floating rate under a 300 basis point increase in rates.

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

Item 9A. Controls and Procedures

        The Company carried out an evaluation, as required by the Securities Exchange Act of 1934 (the "Exchange Act") Rule 13a-15(b), under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Executive Vice President, Finance and Executive Vice President, Accounting and Risk Management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Report.

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

        We monitor our disclosure controls and procedures and our internal controls and make modifications as necessary. By monitoring our control systems, we intend that they be maintained as dynamic systems that change as conditions warrant. The evaluation of our disclosure controls and procedures as of the end of the period covered by this report is performed on a quarterly basis so that the conclusions of management (including the Chief Executive Officer, Executive Vice President, Finance and Executive Vice President, Accounting and Risk Management) concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. In addition, our disclosure controls and procedures are evaluated on an ongoing basis by our internal auditors, by our Corporate Finance and Corporate Accounting Departments. As a result of such ongoing evaluations, we periodically make changes to our disclosure controls and procedures to improve the quality of our financial statements and related disclosures. Since the date of the last evaluation, we have taken, and continue to take, steps to improve the design and operation of our internal controls.

        Based upon their evaluation, the Chief Executive Officer, Executive Vice President, Finance and Executive Vice President, Accounting and Risk Management, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information and in providing reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. In addition, during the period covered by this Annual Report, there have been no changes to our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III.

Item 10. Directors and Executive Officers of the Registrant

        The information as to the directors and executive officers of the Company set forth under the captions "PROPOSAL 1—ELECTION OF DIRECTORS—Nominees" and "EXECUTIVE COMPENSATION—Executive Officers" in the Proxy Statement to be filed on Schedule 14A relating to the Company's Annual Meeting of Stockholders scheduled to be held on May 13, 2004 (the "Proxy Statement") is incorporated into this Report by reference.

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

Item 13. Certain Relationships and Related Transactions

        The information set forth under caption "CORPORATE GOVERNANCE—Certain Relationships and Related Transactions" in the Proxy Statement is incorporated into this Report by reference.

Item 14. Principal Accountant Fees and Services

        The information set forth under the caption "PROPOSAL 3—APPOINTMENT OF INDEPENDENT AUDITOR" In the Proxy Statement is incorporated into this Report by reference.

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

(b)   Reports on Form 8-K

        We filed or furnished two Current Reports on Form 8-K with the Commission during the quarter ended December 31, 2003 or thereafter.

  •
  On January 15, 2004, the Company furnished a Current Report in connection with the Company's press release announcing its earnings for the quarter ended December 31, 2003 and its supplemental financial information for the same period.

  •
  On December 19, 2003, the Company filed a Current Report in connection with its issuance of $300 million of 6% Senior Notes due 2043.

(c)   Exhibits

*2	Agreement and Plan of Reorganization by and among the Student Loan Marketing Association, SLM Holding Corporation, and Sallie Mae Merger Company
**3.1	Amended and Restated Certificate of Incorporation of the Registrant
**3.2	By-Laws of the Registrant
**4	Warrant Certificate No. W-2, dated as of August 7, 1997
*10.1++	Board of Directors Restricted Stock Plan
*10.2++	Board of Directors Stock Option Plan
*10.3++	Deferred Compensation Plan for Directors
*10.4++	Incentive Performance Plan
*10.5++	Stock Compensation Plan
*10.6++	1993-1998 Stock Option Plan
*10.7++	Supplemental Pension Plan
*10.8++	Supplemental Employees' Thrift & Savings Plan (Sallie Mae 401(K) Supplemental Savings Plan)
***10.9++	Directors Stock Plan
***10.10++	Management Incentive Plan
10.11++	Employee Stock Option Plan
10.12++	Amended and Restated Employees' Stock Purchase Plan
10.13+++	Employment Agreement between the Registrant and Albert L. Lord, Vice Chairman of the Board of Directors and Chief Executive Officer, dated as of January 1, 2002
10.14+++	Employment Agreement between the Registrant and Thomas J. Fitzpatrick, President and Chief Operating Officer, dated as of January 1, 2002
10.15(*)	Employment Agreement between the Registrant and C.E. Andrews, Executive Vice President, Accounting and Risk Management, dated as of February 24, 2003.
+14	Code of Business Conduct
*21	Subsidiaries of the Registrant
+23	Consent of PricewaterhouseCoopers LLP
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification Pursuant to 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(**)99	Company's Letter to the Securities and Exchange Commission Concerning Representations from Arthur Andersen LLP
+99.1	Information on GSE Management and Directors

*	Incorporated by reference to the correspondingly numbered exhibits to the Registrant's Registration Statement on Form S-4, as amended (File No. 333-21217)
**	Incorporated by reference to the correspondingly numbered exhibits to the Registrant's Registration on Form S-1 (File No. 333-38391)
***	Incorporated by reference to the Registrant's Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 10, 1998 (File No. 001-13251)
+	Filed with the Securities and Exchange Commission with this Form 10-K
++	Management Contract or Compensatory Plan or Arrangement
+++	Filed with the Securities and Exchange Commission with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
(*)	Filed with the Securities and Exchange Commission with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003
(**)	Filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 2001

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 11, 2004

SLM CORPORATION
By:	/s/ ALBERT L. LORD Albert L. Lord Chief Executive Officer

        Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ ALBERT L. LORD Albert L. Lord	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2004
/s/ JOHN F. REMONDI John F. Remondi	Executive Vice President, Finance (Principal Financial Officer)	March 11, 2004
/s/ C.E. ANDREWS C.E. Andrews	Executive Vice President, Accounting and Risk Management (Principal Accounting Officer)	March 11, 2004
/s/ EDWARD A. FOX Edward A. Fox	Chairman of the Board of Directors	March 11, 2004
/s/ CHARLES L. DALEY Charles L. Daley	Director	March 11, 2004
/s/ WILLIAM M. DIEFENDERFER, III William M. Diefenderfer, III	Director	March 11, 2004
/s/ THOMAS J. FITZPATRICK Thomas J. Fitzpatrick	President and Chief Operating Officer and Director	March 11, 2004
/s/ DIANE SUITT GILLELAND Diane Suitt Gilleland	Director	March 11, 2004

/s/ EARL A. GOODE Earl A. Goode	Director	March 11, 2004
/s/ ANN TORRE GRANT Ann Torre Grant	Director	March 11, 2004
/s/ RONALD F. HUNT Ronald F. Hunt	Director	March 11, 2004
/s/ BENJAMIN J. LAMBERT, III Benjamin J. Lambert, III	Director	March 11, 2004
Barry A. Munitz	Director	March 11, 2004
/s/ A. ALEXANDER PORTER, JR. A. Alexander Porter, Jr.	Director	March 11, 2004
/s/ WOLFGANG SCHOELLKOPF Wolfgang Schoellkopf	Director	March 11, 2004
/s/ STEVEN L. SHAPIRO Steven L. Shapiro	Director	March 11, 2004
/s/ BARRY L. WILLIAMS Barry L. Williams	Director	March 11, 2004

CONSOLIDATED FINANCIAL STATEMENTS
INDEX

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
    SLM Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of SLM Corporation and its subsidiaries (the "Company") at December 31, 2003 and December 31, 2002 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 16, 2002.

        As discussed above, the financial statements of the Company for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Notes 2 and 3, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 3. In our opinion, the transitional disclosures for 2001 in Note 3 are appropriate. Additionally, in 2003 the Company's Board of Directors approved a three-for-one stock split, as described in Note 15. As a result, the Company has restated its basic and diluted earnings and dividends per common share to reflect the stock split for all years presented. We audited the effect of the stock split, and in our opinion, the effect of the stock split on basic and diluted earnings and dividends per common share for 2001 have been appropriately stated. However, we were not engaged to audit, review, or apply any procedures to the financial statements of the Company for the year ended December 31, 2001 other than with respect to such disclosures and the effect of the 2003 three-for-one stock split and, accordingly, we do not express an opinion or any other form of assurance on the financial statements for the year ended December 31, 2001 taken as a whole.

PricewaterhouseCoopers LLP
McLean, VA
February 27, 2004

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

Arthur Andersen LLP
Vienna, VA
January 16, 2002

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	December 31,
	2003	2002
Assets
Federally insured student loans (net of allowance for losses of $23,787 and $36,325, respectively)	$29,216,914	$37,172,120
Federally insured student loans in trust (net of allowance for losses of $19,710)	16,354,805	—
Private Credit Student Loans (net of allowance for losses of $168,212 and $194,359, respectively)	4,475,510	5,167,555
Academic facilities financings and other loans	1,030,907	1,202,045
Investments
Trading	166	175
Available-for-sale	4,573,497	3,537,117
Held-to-maturity	17,159	18,651
Other	677,357	675,558

Total investments	5,268,179	4,231,501
Cash and cash equivalents	1,652,470	486,692
Restricted cash	1,080,702	271,610
Retained Interest in securitized receivables	2,475,836	2,145,523
Goodwill and acquired intangible assets	592,112	586,127
Other assets	2,463,216	1,911,832

Total assets	$64,610,651	$53,175,005

Liabilities
Short-term borrowings	$18,735,385	$25,618,955
Borrowings collateralized by loans in trust	16,597,396	—
Long-term notes	23,210,778	22,242,115
Other liabilities	3,437,046	3,315,985

Total liabilities	61,980,605	51,177,055

Commitments and contingencies
Stockholders' equity
Preferred stock, Series A, par value $.20 per share, 20,000 shares authorized: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share	165,000	165,000
Common stock, par value $.20 per share, 1,125,000 shares authorized: 472,643 and 624,552 shares issued, respectively	94,529	124,910
Additional paid-in capital	1,553,240	1,102,574
Accumulated other comprehensive income (net of tax of $229,181 and $319,178, respectively)	425,621	592,760
Retained earnings	941,284	2,718,226

Stockholders' equity before treasury stock	3,179,674	4,703,470
Common stock held in treasury at cost: 24,965 and 166,812 shares, respectively	549,628	2,705,520

Total stockholders' equity	2,630,046	1,997,950

Total liabilities and stockholders' equity	$64,610,651	$53,175,005

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Years ended December 31,
	2003	2002	2001
Interest income:
Federally insured student loans	$1,813,368	$2,111,463	$2,463,789
Private Credit Student Loans	307,477	338,591	324,276
Academic facilities financings and other loans	76,740	96,025	125,540
Investments	150,690	87,889	344,373

Total interest income	2,348,275	2,633,968	3,257,978
Interest expense:
Short-term debt	394,109	587,725	1,493,823
Long-term debt	627,797	621,776	638,248

Total interest expense	1,021,906	1,209,501	2,132,071

Net interest income	1,326,369	1,424,467	1,125,907
Less: provision for losses	147,480	116,624	65,991

Net interest income after provision for losses	1,178,889	1,307,843	1,059,916

Other income:
Gains on student loan securitizations	744,289	337,924	75,199
Servicing and securitization revenue	666,409	838,609	754,837
Derivative market value adjustment	(237,815)	(1,082,100)	(1,005,533)
Guarantor servicing fees	128,189	106,172	112,160
Debt management fees	258,544	185,881	120,923
Other	252,335	218,842	207,540

Total other income	1,811,951	605,328	265,126

Operating expenses:
Salaries and benefits	435,930	376,382	362,904
Other	371,941	313,390	344,750

Total operating expenses	807,871	689,772	707,654
Income before income taxes, minority interest in net earnings of subsidiary and cumulative effect of accounting change	2,182,969	1,223,399	617,388

Income taxes:
Current	711,465	578,763	451,954
Deferred	67,915	(147,360)	(228,632)

Total income taxes	779,380	431,403	223,322
Minority interest in net earnings of subsidiary	—	—	10,070

Income before cumulative effect of accounting change	1,403,589	791,996	383,996
Cumulative effect of accounting change	129,971	—	—

Net income	1,533,560	791,996	383,996
Preferred stock dividends	11,501	11,501	11,501

Net income attributable to common stock	$1,522,059	$780,495	$372,495

Basic earnings per common share:
Before cumulative effect of accounting change	$3.08	$1.69	$.78
Cumulative effect of accounting change	.29	—	—

Basic earnings per common share, after cumulative effect of accounting change	$3.37	$1.69	$.78

Average common shares outstanding	452,037	462,294	477,233

Diluted earnings per common share:
Before cumulative effect of accounting change	$3.01	$1.64	$.76
Cumulative effect of accounting change	.28	—	—

Diluted earnings per common share, after cumulative effect of accounting change	$3.29	$1.64	$.76

Average common and common equivalent shares outstanding	463,335	474,520	490,199

Dividends per common share	$.59	$.28	$.24

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share amounts)

		Common Stock Shares						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock Shares				Preferred Stock	Common Stock	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total Stockholders' Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2000	3,300,000	572,555,808	(80,121,273)	492,434,535	$165,000	$114,511	$148,870	$311,301	$1,810,902	$(1,135,248)	$1,415,336
Comprehensive income:
Net income									383,996		383,996
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								409,232			409,232
Change in unrealized gains (losses) on derivatives, net of tax								(50,334)			(50,334)

Comprehensive income											742,894
Cash dividends:
Common stock ($.24 per share)									(114,907)		(114,907)
Preferred stock ($3.48 per share)									(11,501)		(11,501)
Issuance of common shares		35,653,350	492,765	36,146,115		7,131	505,637			10,358	523,126
Tax benefit related to employee stock option and purchase plan							118,642				118,642
Premiums on equity forward purchase contracts							(48,440)				(48,440)
Repurchase of common shares:
Open market repurchases			(8,145,000)	(8,145,000)						(193,171)	(193,171)
Equity forward repurchases			(49,990,725)	(49,990,725)						(665,758)	(665,758)
Benefit plans			(3,958,281)	(3,958,281)						(93,759)	(93,759)

Balance at December 31, 2001	3,300,000	608,209,158	(141,722,514)	466,486,644	$165,000	$121,642	$724,709	$670,199	$2,068,490	$(2,077,578)	$1,672,462
Comprehensive income:
Net income									791,996		791,996
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(37,413)			(37,413)
Change in unrealized gains (losses) on derivatives, net of tax								(40,026)			(40,026)

Comprehensive income											714,557
Cash dividends:
Common stock ($.28 per share)									(130,759)		(130,759)
Preferred stock ($3.48 per share)									(11,501)		(11,501)
Issuance of common shares		16,342,350	845,727	17,188,077		3,268	329,880			24,110	357,258
Tax benefit related to employee stock option and purchase plan							83,400				83,400
Premiums on equity forward purchase contracts							(35,415)				(35,415)
Repurchase of common shares:
Open market repurchases			(2,103,000)	(2,103,000)						(70,872)	(70,872)
Equity forward repurchases			(19,800,000)	(19,800,000)						(452,265)	(452,265)
Benefit plans			(4,032,933)	(4,032,933)						(128,915)	(128,915)

Balance at December 31, 2002	3,300,000	624,551,508	(166,812,720)	457,738,788	$165,000	$124,910	$1,102,574	$592,760	$2,718,226	$(2,705,520)	$1,997,950
Comprehensive income:
Net income									1,533,560		1,533,560
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(172,897)			(172,897)
Change in unrealized gains (losses) on derivatives, net of tax								7,057			7,057
Minimum pension liability adjustment								(1,299)			(1,299)

Comprehensive income											1,366,421
Cash dividends:
Common stock ($.59 per share)									(266,881)		(266,881)
Preferred stock ($3.48 per share)									(11,501)		(11,501)
Issuance of common shares		12,263,832	90,456	12,354,288		2,454	293,405			3,238	299,097
Issuance of common shares due to exercise of stock warrants		5,827,656		5,827,656		1,165	39,034				40,199
Retirement of common stock in treasury		(170,000,000)	170,000,000	—		(34,000)			(3,032,120)	3,066,120	—
Donation of common stock in treasury			1,108,340	1,108,340						40,000	40,000
Tax benefit related to employee stock option and purchase plan							57,632				57,632
Tax benefit related to exercise of stock warrants							65,498				65,498
Premiums on equity forward purchase contracts							(17,361)				(17,361)
Cumulative effect of accounting change							12,458				12,458
Repurchase of common shares:
Open market repurchases			(6,718,199)	(6,718,199)						(253,276)	(253,276)
Equity forward repurchases			(20,190,640)	(20,190,640)						(607,167)	(607,167)
Benefit plans			(2,441,990)	(2,441,990)						(93,023)	(93,023)

Balance at December 31, 2003	3,300,000	472,642,996	(24,964,753)	447,678,243	$165,000	$94,529	$1,553,240	$425,621	$941,284	$(549,628)	$2,630,046

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years ended December 31,
	2003	2002	2001
Operating activities
Net income	$1,533,560	$791,996	$383,996
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change	(129,971)	—	—
Gains on student loan securitizations	(744,289)	(337,924)	(75,199)
Unrealized derivative market value adjustment	(501,956)	203,904	452,425
Provision for losses	147,480	116,624	65,991
Donation of Treasury stock	40,000	—	—
Mortgage loans originated	(1,577,094)	(411,692)	(238,628)
Proceeds from sales of mortgage loans	1,565,343	343,050	209,345
(Increase) decrease in restricted cash	(342,341)	(43,607)	167,532
Decrease (increase) in accrued interest receivable	29,130	(30,012)	(144,588)
Increase (decrease) in accrued interest payable	94,474	(2,684)	(39,455)
Decrease (increase) in Retained Interest in securitized receivables	96,000	40,000	(147,941)
Decrease in other assets, goodwill and acquired intangibles assets	331,731	171,022	229,499
Increase (decrease) in other liabilities	132,378	(167,578)	234,306

Total adjustments	(859,115)	(118,897)	713,287

Net cash provided by operating activities	674,445	673,099	1,097,283

Investing activities
Student loans acquired	(18,318,703)	(15,793,453)	(13,531,337)
Loans purchased from securitized trusts (primarily loan consolidations)	(6,156,521)	(4,121,395)	(1,305,068)
Reduction of student loans:
Installment payments	3,857,285	4,104,599	4,200,852
Claims and resales	645,966	644,899	627,168
Proceeds from securitization of student loans	13,482,900	13,785,833	6,531,106
Proceeds from sales of student loans	38,362	54,754	142,808
Academic facilities financings and other loans made	(380,957)	(545,522)	(1,172,768)
Academic facilities financings and other loans repayments	627,585	1,425,610	1,227,284
Purchases of available-for-sale securities	(275,412,837)	(50,109,810)	(45,080,850)
Proceeds from sales and maturities of available-for-sale securities	274,285,068	50,471,272	45,276,518
Purchases of held-to-maturity and other securities	(304,491)	(270,201)	(296,663)
Proceeds from maturities of held-to-maturity securities and sales and maturities of other securities	279,176	365,442	252,252
Return of investment from Retained Interest	315,610	62,067	—
Purchase of subsidiaries, net of cash acquired	(113,614)	(49,911)	—

Net cash (used in) provided by investing activities	(7,155,171)	24,184	(3,128,698)

Financing activities
Short-term borrowings issued	764,160,787	697,736,546	809,283,108
Short-term borrowings repaid	(772,657,799)	(698,920,387)	(816,749,157)
Long-term notes issued	19,233,448	20,388,724	19,558,823
Long-term notes repaid	(18,658,436)	(19,430,003)	(9,095,001)
Borrowings collateralized by loans in trust	16,442,305	—	—
Minority interest — GSE preferred stock redemption	—	—	(213,883)
Common stock issued	339,296	357,258	523,126
Premiums on equity forward contracts	(17,361)	(35,415)	(48,440)
Common stock repurchased	(917,353)	(652,052)	(952,688)
Common dividends paid	(266,882)	(130,759)	(114,907)
Preferred dividends paid	(11,501)	(11,501)	(11,501)

Net cash provided by (used in) financing activities	7,646,504	(697,589)	2,179,480

Net increase (decrease) in cash and cash equivalents	1,165,778	(306)	148,065
Cash and cash equivalents at beginning of year	486,692	486,998	338,933

Cash and cash equivalents at end of year	$1,652,470	$486,692	$486,998

Cash disbursements made for:
Interest	$930,619	$1,643,400	$2,161,144

Income taxes	$655,796	$555,200	$350,900

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

1.  Organization and Privatization

        SLM Corporation ("the Company") is a holding company that operates through a number of subsidiaries including the Student Loan Marketing Association (the "GSE"). The Company is the largest private source of funding, delivery and servicing support for education loans in the United States primarily through its participation in the Federal Family Education Loan Program ("FFELP"). The Company provides a wide range of financial services, processing capabilities and information technology to meet the needs of educational institutions, lenders, students and their families, and guarantee agencies. The Company's primary business is to originate and hold student loans. The Company also provides fee-based student loan related products and services and earns fees for student loan and guarantee servicing, and student loan default management and loan collections.

        The GSE was chartered by Congress to provide liquidity for originators of student loans made under federally sponsored student loan programs and to support the credit needs of students and educational institutions. In 1997, pursuant to the Student Loan Marketing Association Reorganization Act of 1996 (the "Privatization Act"), the Company transferred all personnel and certain assets of the GSE to the Company or other non-GSE affiliates. As a consequence, the Company manages the operations of the GSE through a management services agreement. The Company also services the majority of the GSE's student loans under a servicing agreement between the GSE and Sallie Mae, Inc., a wholly owned non-GSE subsidiary of SLM Corporation which includes the division of Sallie Mae Servicing.

        Under the Privatization Act, the GSE must wind down its operations (the "Wind-Down") and dissolve on or before September 30, 2008. The Company anticipates completing the Wind-Down by June 30, 2006. Any GSE debt obligations outstanding at the date of dissolution are required to be defeased through creation of a fully collateralized trust, consisting of U.S. government or agency obligations with cash flows matching the interest and principal obligations of the defeased debt. Also upon the GSE's dissolution, all of its remaining assets will transfer to the Company. In 2003, the Company made substantial progress toward winding down the GSE. At December 31, 2003, 78 percent of the Company's Managed student loans were funded by non-GSE sources, primarily securitizations.

        The Privatization Act provides that the GSE may continue to issue new debt obligations maturing on or before September 30, 2008. The legislation further provides that the legal status and attributes of the GSE's debt obligations, including exemption from Securities and Exchange Commission (the "SEC") registration and state tax, will be fully preserved until their respective maturities. The obligations of the Company do not have GSE status. Therefore, as the Company issues more of its obligations through non-GSE subsidiaries, the Company's cost of funds will increase.

        The Company has expanded its non-GSE business activities and now originates certain student and consumer loans for both the Company and Preferred Lender List clients on the Company's proprietary origination platform through non-GSE subsidiaries. The Company is also broadening its fee-based businesses, which occur outside of the GSE. These businesses include student loan origination, student loan and guarantee servicing, and debt management services.

2.  Significant Accounting Policies

Consolidation

        The consolidated financial statements include the accounts of SLM Corporation and its subsidiaries, after eliminating intercompany accounts and transactions. As further discussed in Note 9,

the Company does not consolidate any QSPEs created for securitization purposes in accordance with SFAS No. 140. Currently, the Company consolidates all other special purpose entities.

Use of Estimates

        The Company's financial reporting and accounting policies conform to GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Key accounting policies that include significant judgments and estimates include securitization accounting, valuation of the Retained Interest, provision for loan losses, Floor Income Contracts and derivative accounting.

        The combination of aggressive marketing in the student loan industry and low interest rates has led to record levels of Consolidation Loan volume, which, in turn, had a significant effect on a number of accounting estimates. The Company expects the Consolidation Loan program to continue to be an attractive option for borrowers and does not anticipate any changes in the program prior to the reauthorization of FFELP in the Higher Education Act (the "HEA"). Accordingly during the Company's regular analysis of its critical accounting estimates, it updated the estimates used to develop the cash flows and effective yield calculations as they relate to the amortization of student loan premiums and discounts, borrower benefits and the valuation of the Residual Interest.

Loans

        Loans, consisting of federally insured student loans, Private Credit Student Loans, student loan participations, lines of credit, academic facilities financings, and other private consumer and mortgage loans are carried at amortized cost which, for student loans, includes unamortized premiums and unearned purchase discounts.

        For non-guaranteed loans, the Company places a loan on non-accrual status when the collection of contractual principal and interest is 212 days past due. Loans continue to accrue interest until 212 days past due, including throughout any forbearance periods. FFELP loans are guaranteed as to both principal and interest, and therefore continue to accrue interest until such time that they are paid by the guarantor.

        In 2003, the Company originated $15.2 billion in student loans through its Preferred Channel, of which $6.2 billion or 41 percent was originated through the Company's largest lending partners, Bank One and JP Morgan, Chase.

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

        In addition, the Company pays an annual 105 basis point Consolidation Loan rebate fee on Consolidation Loans and an annual 30 basis point Offset Fee unique to the GSE on Stafford and PLUS student loans purchased and held on or after August 10, 1993. These fees are netted against student loan income.

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

        In evaluating the adequacy of the allowance for losses on the Private Credit Student Loan portfolio, the Company considers several factors including: the credit profile of the borrower and/or co-borrower, loans in repayment versus those in a non-paying status, months of repayments, delinquency status, type of program and trends in defaults in the portfolio based on Company and industry data. (See also Note 5.)

        For the federally insured loan portfolios, the Company considers trends in student loan claims rejected for payment by guarantors and the amount of FFELP loans subject to two percent Risk Sharing. The allowance is based on periodic evaluations of its loan portfolios considering past experience, changes to federal student loan programs, current economic conditions and other relevant factors. The allowance is maintained at a level that management believes is adequate to provide for non-insured portion of losses inherent in the loan portfolio. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant changes.

Cash and Cash Equivalents

        Cash and cash equivalents includes term federal funds and bank deposits with original terms to maturity of less than three months.

Restricted Cash

        Restricted cash includes amounts restricted for on-balance sheet student loan trusts as well as cash received from lending institutions pending disbursement for student loans in connection with servicing student loans prior to being purchased by the Company. Restricted cash also includes cash received from students or parents and owed to schools in connection with the tuition payment plan program of Academic Management Services Corp. ("AMS"), acquired in the fourth quarter of 2003.

Investments

        Investments are held to provide liquidity and to serve as a source of short-term income. The majority of the Company's investments are classified as available-for-sale and such securities are carried at market value, with the after-tax unrealized gain or loss carried as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts. Securities that are actively traded are classified as trading and accounted for at fair market value with unrealized gains and losses included in investment income. Securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity and accounted for at amortized cost. The Company also has investments in insurance-related investments and leveraged leases, primarily with U.S. commercial airlines.

Restricted Investments

        Cash received from lending institutions that is invested pending disbursement for student loans is restricted and cannot be disbursed for any other purpose. The investments held must be instruments explicitly guaranteed by the United States government, or instruments collateralized by securities guaranteed by the United States government. Generally these securities include Treasury bills, notes and bonds, and reverse repurchase agreements collateralized by these instruments. At December 31, 2003 and 2002, the Company had restricted investments of $139 million and $98 million, respectively.

Interest Expense

        Interest expense is based upon contractual interest rates adjusted for the amortization of debt issuance costs and premiums and the accretion of discounts. The Company's interest expense may also be adjusted for net payments/receipts related to derivative instruments, which include interest rate swap agreements and interest rate futures contracts, qualifying as hedges under generally accepted accounting principles in the United States ("GAAP"). Interest expense also includes the amortization of deferred gains and losses on closed hedge transactions which qualify as cash flow hedges.

Securitization Accounting

        To meet the sale criteria of SFAS No. 140, the Company's securitizations use a two-step structure with a qualifying special purpose entity ("QSPE") that legally isolates the transferred assets from the Company, even in the event of bankruptcy. Transactions receiving sale treatment are also structured to ensure that the holders of the beneficial interests issued by the QSPE are not constrained from pledging or exchanging their interests, and that the Company does not maintain effective control over the transferred assets. If these criteria are not met, then the transaction is accounted for as an on-balance sheet secured borrowing.

        The Company assesses the financial structure of each securitization to determine whether the trust or other securitization vehicle meets the sale criteria as defined in SFAS No. 140 and accounts for the transaction accordingly. To be a QSPE, an entity must meet all of the following conditions:

  •
  It is demonstrably distinct from the Company and cannot be unilaterally dissolved by the Company and at least 10 percent of the fair value of its interests is held by independent third parties.

  •
  It has significant limits on the activities in which it can participate. These activities are entirely specified up-front in the initial legal documents creating the QSPE.

  •
  There are limits to the assets the QSPE can hold; specifically, it can hold only financial assets transferred to it, passive derivative instruments pertaining to the beneficial interests held by independent third parties, servicing rights, temporary investments pending distribution to security holders, and cash.

  •
  It can only dispose of its assets in automatic response to the occurrence of an event specified in the applicable legal documents and out of the control of the Company.

        In seven Consolidation Loan securitization structures, the Company holds certain rights that can affect the remarketing of certain bonds. These remarketing rights are not significantly limited in nature and therefore these securitizations did not meet the criteria of being a QSPE and are accounted for on-balance sheet as Variable Interest Entities ("VIEs"). These federally insured loans are reflected in the balance sheet as student loans held in trust.

Retained Interest

        The Residual Interest results from securitizations of student loans that are accounted for off-balance sheet. For these transactions, the Company records a Retained Interest which includes a Residual Interest plus, in some cases, reserve and other cash accounts. When the Company receives sale treatment on its FFELP, private credit, and certain of the Consolidation Loan securitizations, it recognizes the resulting gain on student loan securitizations on the consolidated statements of income. This gain is based upon the difference between the allocated cost basis of the assets sold and the relative fair value of the assets received. Furthermore, the Company records revenue it receives for servicing the loans in the securitization trusts and for the income earned on the Residual Interest asset. The Company accounts for its Residual Interests as an available-for-sale security. Accordingly, it is reflected at market value, with temporary changes in market value reflected as a component of accumulated other comprehensive income in stockholders' equity.

        The Company estimates the fair value of the Retained Interest, both initially and each subsequent quarter, based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions—credit losses, prepayment speeds, the forward curve and discount rates commensurate with the risks involved. Quoted market prices are not available.

        The fair value of the Fixed Rate Embedded Floor Income, a component of the Retained Interest, earned on securitized loans is estimated for the expected life of the loans and included in the fair value of the Residual Interest both initially at the time of the sale of the student loans and each subsequent quarter. This estimate is based on an option valuation and a discounted cash flow calculation that considers the current borrower rate, SAP spreads (see the Glossary and "Appendix B—Special Allowance Payments") and the term for which the loan is eligible to earn Floor Income as well as time value, yield curve and volatility factors. Variable Rate Floor Income received is recorded as earned in securitization income.

        The Company records interest income and periodically evaluates its Retained Interests for other than temporary impairment in accordance with the Emerging Issues Task Force ("EITF") Issue No. 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial

Interests in Securitized Financial Assets." Under this standard, on a quarterly basis the Company estimates the cash flows to be received from its Retained Interests and these revised cash flows are used prospectively to calculate a yield for income recognition. In cases where the Company's estimate of future cash flows results in a decrease in the yield used to recognize interest income compared to the prior quarter, the Retained Interest is written down to fair value through earnings as an other than temporary impairment.

        The Company also receives income for servicing the loans in its securitization trusts. The Company assesses the amounts received as compensation for these activities at inception and on an ongoing basis to determine if the amounts received are adequate compensation as defined in SFAS No. 140. To the extent such compensation is determined to be no more or less than adequate compensation, no servicing asset or obligation is recorded.

Derivative Accounting

        The Company accounts for its derivatives, which include interest rate swaps, cross-currency interest rate swaps, interest rate futures contracts, interest rate cap contracts, Floor Income Contracts and equity forward contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. The Company determines fair value for its derivative contracts using pricing models that consider current market conditions and the contractual terms of the derivative contract. These factors include interest rates, time value, yield curve and volatility factors. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results.

        Many of the Company's derivatives, mainly interest rate swaps hedging the fair value of fixed rate assets and liabilities, cross-currency interest rate swaps, and certain Eurodollar futures contracts, qualify as effective hedges under SFAS No. 133. For these derivatives, the relationship between the hedging instrument and the hedged items (including the hedged risk and method for assessing effectiveness), as well as the risk management objective and strategy for undertaking various hedge transactions at the inception of the hedging relationship is documented. Each derivative is designated to either a specific asset or liability on the balance sheet or expected future cash flows, and designated as either a fair value or a cash flow hedge. Fair value hedges are designed to hedge the Company's exposure to changes in fair value of a fixed rate asset or liability ("fair value" hedge), while cash flow hedges are designed to hedge the Company's exposure to variability of either a floating rate asset's or liability's cash flows or expected fixed rate debt issuance ("cash flow" hedge). For effective fair value hedges, both the hedge and the hedged item (for the risk being hedged) are marked-to-market with any difference recorded immediately in the income statement. For cash flow hedges, the effective change in the fair value of the derivative is deferred in other comprehensive income, net of tax, and recognized in earnings in the same period as the earnings effects of the hedged item. The assessment of the hedge's effectiveness is performed at inception and on an ongoing basis. When it is determined that a derivative is not currently an effective hedge or it will not be one in the future, the Company discontinues the hedge accounting prospectively and ceases recording changes in the fair value of the hedged item.

        The Company also has a number of derivatives, primarily Floor Income Contracts, certain Eurodollar futures contracts and certain basis swaps, that the Company believes are effective economic hedges, but are not considered effective hedges under SFAS No. 133. They are considered ineffective under SFAS No. 133 because they are hedging only a portion of the term of the underlying risk, hedging an off-balance sheet financial instrument or, in the case of the Floor Income Contracts, are written options which under SFAS No. 133 have a more stringent effectiveness hurdle to meet. These derivatives are classified as "trading" for GAAP purposes and as a result they are marked-to-market through GAAP earnings with no consideration for the price fluctuation of the hedged item.

        Under SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," equity forward contracts that allow a net settlement option either in cash or the Company's stock are required to be accounted for in accordance with SFAS No. 133 as derivatives. As a result, the Company now accounts for its equity forward contracts as derivatives in accordance with SFAS No. 133 and marks them to market through earnings. In accordance with SFAS No. 150, equity forward contracts that were entered into prior to June 1, 2003 and outstanding at July 1, 2003, were marked-to-market on July 1 and resulted in a gain of $130 million, which was reflected as a "cumulative effect of accounting change." (See also "Recently Issued Accounting Pronouncements—Accounting for Equity Forward Contracts.")

        Net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions ("realized derivative market value adjustment") that do not qualify as hedges under SFAS No. 133 are included in the derivative market value adjustment on the income statement. As a result, the derivative market value adjustment includes both the unrealized changes in the fair value of the Company's derivatives as well as the realized changes in fair value related to derivative net settlements and dispositions.

Guarantor Servicing and Default Management Fees

        The Company performs services including loan origination, account maintenance, default aversion and collections for various guarantor agencies, the U.S. Department of Education ("DOE") and educational institutions. The fees associated with these services are accrued as earned. The guarantor servicing contract with United Student Aid Funds, Inc. ("USA Funds") accounts for 71 percent of the 2003 guarantor servicing and default management fee revenue.

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

        During the years ended December 31, 2003 and 2002, the Company capitalized $17 million and $23 million, respectively, in costs related to software development, and expensed $95 million and $70 million, respectively, related to routine maintenance, betterments and amortization. At December 31, 2003 and 2002, the unamortized balance of capitalized internally developed software included in other assets was $39 million and $42 million, respectively.

Goodwill and Intangible Assets

        Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," pursuant to which goodwill and intangible assets with indefinite lives are no longer amortized but must be tested for impairment annually or more frequently if an event indicates that the asset might be impaired. The Company performed the required transitional impairment tests of goodwill and indefinite-life intangible assets as of January 1, 2002, determining that neither goodwill nor the Company's indefinite-life intangible assets, consisting of acquired trademarks, were impaired. The Company ceased the amortization of its goodwill and indefinite-life intangibles. In accordance with SFAS No. 142, the Company performs annual impairment tests to determine whether its goodwill and indefinite-life intangible assets are impaired. During 2003, the Company performed the required impairment tests and determined there was no impairment of goodwill or indefinite-life intangible assets.

        Goodwill and intangible assets were $340 million and $252 million, respectively, at December 31, 2003 and $308 million and $278 million, respectively, at December 31, 2002.

        Definite life intangible assets are amortized on a straight-line basis over 3 to 18 years depending on the type of intangible asset. Prior to January 1, 2002, goodwill was amortized on a straight-line basis over a 10 to 20 year period. The following table summarizes the useful lives of intangible assets acquired.

Useful Life
Customer relationships	3-18 years
Software/technology	7 years
Employment non-compete agreements	3 years

Accounting for Stock-Based Compensation

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for employee stock options. Under APB No. 25, the Company does not recognize compensation expense unless the exercise price of its employee stock options is less than the market price of the underlying stock on the date of grant. The Company grants all of its options at the fair market value of the underlying stock on the date of grant. Consequently, the Company has not recorded such expense in the periods presented.

        The following table summarizes pro forma disclosures for the years ended December 31, 2003, 2002 and 2001, as if the Company had accounted for employee and Board of Directors stock options granted subsequent to December 31, 1994 under the fair market value method as set forth in SFAS No. 123. The fair value for these options was estimated at the date of grant using an option pricing model, with the following weighted average assumptions for the years ended December 31, 2003, 2002 and 2001, respectively: risk-free interest rate of 2.47 percent, 3.56 percent and 5.16 percent; volatility factor of the expected market price of the Company's common stock of 25.31 percent, 31.32 percent and 34.92 percent; expected dividend rate of 1.28 percent, 1.14 percent and 1.38 percent; and the time of the expected life of the option of three years, three years and ten years. Vesting for options with vesting periods tied to the Company's stock price is assumed to occur annually in one-third increments.

	Years Ended December 31,
	2003	2002	2001
Net income attributable to common stock	$1,522,059	$780,495	$372,495
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(85,503)	(104,081)	(105,972)

Pro forma net income attributable to common stock	$1,436,556	$676,414	$266,523

Basic earnings per common share, after cumulative effect of accounting change	$3.37	$1.69	$.78

Pro forma basic earnings per common share, after cumulative effect of accounting change	$3.18	$1.46	$.56

Diluted earnings per common share, after cumulative effect of accounting change	$3.29	$1.64	$.76

Pro forma diluted earnings per common share, after cumulative effect of accounting change	$3.10	$1.43	$.54

Income Taxes

        Income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes." The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company's assets and liabilities. To the extent tax laws change, deferred tax assets and liabilities are adjusted in the period that the tax change is enacted.

        "Income tax expense" includes (i) deferred tax expense, which represents the net change in the deferred tax asset or liability balance during the year plus any change in a valuation allowance, and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a tax authority plus amounts accrued for expected tax deficiencies (including both tax and interest).

        In accordance with SFAS No. 5, "Accounting for Contingencies," the Company records a reserve for expected controversies with the Internal Revenue Service and various state taxing authorities when it is deemed that deficiencies arising from such controversies are probable and reasonably estimable. This reserve includes both tax and interest on these deficiencies.

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

Reclassifications

        A recent interpretation of SFAS No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions that do not qualify as hedges under SFAS No. 133 to be included in the derivative market value adjustment on the income statement. The table below summarizes these derivative reclassifications for the years ended December 31, 2002 and 2001.

	Years ended December 31,
	2002	2001
Reclassification of realized derivative market value adjustments:
Settlement expense on Floor Income Contracts reclassified from student loan income	$(417)	$(232)
Settlement expense on Floor Income Contracts reclassified from servicing and securitization income	(123)	(51)
Net settlement income/expense on interest rate swaps reclassified from net interest income	3	(20)
Net settlement income/expense on interest rate swaps reclassified from servicing and securitization income	(87)	(70)
Realized gain/loss on closed Eurodollar futures contracts and terminated derivative contracts	(254)	(180)

Total reclassifications to the derivative market value adjustment	(878)	(553)
Add: Unrealized derivative market value adjustment	(204)	(453)

Derivative market value adjustment	$(1,082)	$(1,006)

        Certain other reclassifications have been made to the balances as of and for the years ended December 31, 2002 and 2001, to be consistent with classifications adopted for 2003.

Recently Issued Accounting Pronouncements

  Guarantor's Guarantees of Indebtedness of Others

        In November 2002, the FASB issued Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect

Guarantees of the Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 and were implemented in the Company's financial statements for the year ended December 31, 2003. Implementation of FIN No. 45 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

        In December 2003, the FASB issued FIN No. 46 (Revised) "Consolidation of Variable Interest Entities" ("FIN No. 46R"), which provides further guidance on the accounting for VIEs. As permitted by FIN No. 46R, and described above, the Company applied the provisions of FIN No. 46 as of December 31, 2003. The Company reviewed all of its off-balance sheet asset-backed securitizations to determine if they should be consolidated on-balance sheet. Based on this review, all existing off-balance sheet securitizations still met the definition of QSPEs as defined in SFAS No. 140 and will continue to not be consolidated. In addition, the Company's accounting treatment for its on-balance sheet Consolidation Loan securitizations is not affected by FIN No. 46 as the Company previously concluded that such transactions should be consolidated. The Company's implementation of FIN No. 46 did not have a material effect on its consolidated financial statements.

  Accounting for Equity Forward Contracts

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also outlines new accounting for equity forward contracts. Under SFAS No. 150, equity forward contracts that allow a net settlement option either in cash or the Company's stock are required to be accounted for in accordance with SFAS No. 133, as derivative financial instruments. Those equity forward contracts that require physical settlement only (cash for the purchase of shares) must be accounted for as a liability. The Company's existing contracts provide for physical settlement, net share or net cash settlement options. As a result, effective June 1, 2003, the Company accounts for equity forward contracts entered into after May 31, 2003 as derivatives and records the change in fair value through earnings. Equity forward contracts entered into prior to June 1, 2003 and outstanding at July 1, 2003, were recorded at fair value on July 1, and the Company recorded a gain of $130 million, which was reflected as a "cumulative effect of accounting change" in the consolidated statement of income for the year ended December 31, 2003. Included in this amount was a loss of $12 million previously recorded as an adjustment to equity related to interest costs associated with outstanding equity forwards.

3.  Goodwill Accounting

        The following table presents the impact of goodwill amortization to net income attributable to common stock and earnings per common share ("EPS") for the year ended December 31, 2001.

	Year ended December 31, 2001
	Net income attributable to common stock	Basic EPS	Diluted EPS
Reported net income	$372,495	$.78	$.76
Add back: Amortization of goodwill and indefinite life intangibles (after-tax)	29,728.06		.06

Adjusted net income	$402,223	$.84	$.82

4.  Student Loans

        The Company purchases and originates student loans under the FFELP, which are 98 percent insured by the federal government, and also purchases and originates private credit education loans under which the Company bears the full credit risk.

        The FFELP is subject to comprehensive reauthorization every five years and to frequent statutory and regulatory changes. The most recent reauthorization was the Higher Education Amendments of 1998.

        There are three principal categories of FFELP loans: Stafford loans, PLUS loans, and Consolidation Loans. Generally, Stafford and PLUS loans have repayment periods of between five and ten years. Consolidation Loans have repayment periods of twelve to thirty years. FFELP loans obligate the borrower to pay interest at a stated fixed rate or an annually reset variable rate that has a cap. The interest rates are either fixed to term or reset annually on July 1 of each year depending on when the loan was originated and the loan type. The Company earns interest at the greater of the borrower's rate or a floating rate. If the floating rate exceeds the borrower rate, DOE makes a payment directly to the Company based upon the SAP formula. (See the Glossary and "Appendix B—Special Allowance Payments".) In low or certain declining interest rate environments when student loans are earning at the fixed borrower rate, while the interest on the funding for the loans is variable and declining, the Company can earn additional spread income that it refers to as Floor Income.

        As of December 31, 2003 and 2002, 83 percent and 84 percent, respectively, of the Company's on-balance sheet student loan portfolio was in repayment. Most of the Company's loans do not require repayment while the borrower is in-school and during the grace period immediately upon leaving school. The borrower may also be granted forebearance for a period of time based on need.

        The Company's FFELP loans are insured for 98 percent of their unpaid balance against the borrower's default, death, disability or bankruptcy. Insurance on FFELP loans is provided by certain state or non-profit guarantee agencies, which are reinsured by the federal government. The two percent uninsured portion is referred to as Risk Sharing. FFELP loans originated prior to October 1, 1993 are reinsured 100 percent by the federal government, for 98 percent of their unpaid balance including interest resulting in two percent Risk Sharing for holders of these loans. At December 31, 2003 and 2002, the Company owned $4.7 billion and $2.6 billion of 100 percent reinsured FFELP loans, and $39.8 billion and $33.2 billion of 98 percent reinsured loans, respectively. HEAL loans are directly insured 100 percent by the federal government.

        In addition to federal loan programs, which place statutory limits on per year and total borrowing, the Company offers a variety of Private Credit Student Loans. Private Credit Student Loans for post-secondary education and loans for career training can be subdivided into two main categories: loans that supplement FFELP student loans primarily for higher and lifelong learning programs and loans for career training. The Company bears the full risk of any losses experienced in the non-insured Private Credit Student Loan portfolio, and as a result these loans are underwritten and priced based upon standardized consumer credit scoring criteria. In addition, students who do not meet the Company's minimum underwriting standards are required to obtain a credit-worthy co-borrower. Approximately 47 percent of the Company's Private Credit Student Loans have a co-borrower.

        The estimated average remaining term of student loans in the Company's portfolio was approximately 9.3 years and 7.5 years at December 31, 2003 and 2002, respectively. The following table reflects the distribution of the Company's student loan portfolio by program.

	December 31,
	2003	2002
FFELP — Stafford	$15,500,495	$13,327,022
FFELP — PLUS/SLS	2,117,767	1,625,092
FFELP — Consolidation Loans	10,441,716	20,807,304
On-balance sheet trusts (primarily Consolidation Loans)	16,374,515	—
Private Credit	4,643,722	5,361,914
Health Education Assistance Loan ("HEAL")[1]	1,180,723	1,449,027

Subtotal	50,258,938	42,570,359
Allowance for student loan losses	(211,709)	(230,684)

Total student loans, net	$50,047,229	$42,339,675

1
The HEAL program was integrated into the FFELP in 1998, so there are no new originations under that program.

5.  Allowance for Student Loan Losses

        The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the student loan portfolios. The allowance for Private Credit Student Loan losses is an estimate of losses in the portfolio at the balance sheet date that will be charged off in subsequent periods. The Company estimates its losses using historical data from its Private Credit Student Loan portfolios, extrapolations of FFELP loan loss data, current trends and relevant industry information. As the Company's Private Credit Student Loan portfolios continue to mature, more reliance is placed on the Company's own historic Private Credit Student Loan charge-off and recovery data. Accordingly, during the fourth quarter, the Company revised its expected default assumptions to further align the allowance estimate with its collection experience and the terms and policies of the individual Private Credit Student Loan programs. The Company uses this data in internally developed models to estimate the amount of losses, net of subsequent collections, projected to occur in the Private Credit Student Loan portfolios.

        When calculating the Private Credit Student Loan loss reserve, the Company divides the portfolio into categories of similar risk characteristics based on loan program type, underwriting criteria, existence or absence of a co-borrower, repayment begin date and repayment status. The Company then applies default and collection rate projections to each category. The repayment begin date indicates when the borrower is required to begin repaying their loan. The Company's career training Private Credit Student Loan programs (28 percent of the Private Credit Student Loan portfolio at December 31, 2003) generally require the borrowers to start repaying their loan immediately. The Company's higher education Private Credit Student Loan programs (72 percent of the Private Credit Student Loan portfolio at December 31, 2003) do not require the borrowers to begin repayment until they have graduated or otherwise left school. Consequently, the loss estimates for these programs are minimal while the borrower is in school. At December 31, 2003, 44 percent of the principal balance in the higher education Private Credit Student Loan portfolio relates to borrowers who are still in-school (not required to make payments). As the current portfolio ages, an increasing percentage of the borrowers will leave school and be required to begin payments on their loans. The allowance for losses will increase accordingly with the increasing percentage of borrowers in repayment.

        The Company's loss estimates include losses to be incurred over the loss confirmation period, which is the period of the highest concentration of defaults. The loss confirmation period is 2 years for career training loans beginning when the loan is originated and 5 years for higher education loans beginning when the borrower leaves school. The Company's collection policies allow for periods of nonpayment for borrowers experiencing temporary difficulty meeting payment obligations (typically, very early in the repayment term when they are starting their career). This is referred to as forbearance status. At December 31, 2003, 5 percent of the Private Credit Student Loan portfolio was in forbearance status. The loss confirmation period is in alignment with the Company's typical collection cycle and the Company considers these periods of nonpayment.

        Private Credit Student Loan principal and accrued interest is charged off against the allowance at 212 days delinquency. Private Credit Student Loans continue to accrue interest until they are charged off and removed from the active portfolio. Recoveries on loans charged off are recorded directly to the reserve.

        Accordingly, the evaluation of the provision for loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. The Company believes that the allowance for loan losses is adequate to cover probable losses in the student loan portfolio.

        The table below shows the Company's Private Credit Student Loan delinquency trends as of December 31, 2003, 2002 and 2001. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	December 31,
	2003		2002		2001
(Dollars in millions)
	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment[1]	$1,923		$2,136		$1,500
Loans current in forbearance[2]	231		281		328
Loans in repayment and percentage of each status:
Loans current	2,214	89%	2,732	93%	2,356	90%
Loans delinquent 30-59 days[3]	112	5	100	3	106	4
Loans delinquent 60-89 days	60	2	43	2	47	2
Loans delinquent 90 days or greater	104	4	70	2	95	4

Total Private Credit Student Loans in repayment	2,490	100%	2,945	100%	2,604	100%

Total Private Credit Student Loans	4,644		5,362		4,432
Private Credit Student Loan allowance for losses	(168)		(194)		(208)

Private Credit Student Loans, net	$4,476		$5,168		$4,224

Percentage of Private Credit Student Loans in repayment	54%		55%		59%

Delinquencies as a percentage of Private Credit Student Loans in repayment	11%		7%		10%

1
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

2
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures. Additionally, the forbearance at December 31, 2003 includes $9 million of career training loans in "closed school" status, whose ultimate disposition is uncertain.

3
The period of delinquency is based on the number of days scheduled payments are contractually past due.

        The following table summarizes changes in the allowance for student loan losses for on-balance sheet Private Credit Student Loans for the years ended December 31, 2003, 2002 and 2001.

	Years ended December 31,
	2003	2002	2001
Private Credit Allowance balance at beginning of year	$194,359	$208,258	$186,512
Provision for Private Credit Student Loan losses	114,304	96,382	40,770
Other	5,749	(29,854)	19,216
Charge-offs:
Private Credit charge-offs	(81,885)	(75,641)	(39,280)
Private Credit recoveries	13,106	10,683	9,917

Private Credit charge-offs, net of recoveries	(68,779)	(64,958)	(29,363)
Non-federally insured FFELP student loans charge-offs	(6,070)	(2,757)	(8,877)

Total charge-offs, net of recoveries	(74,849)	(67,715)	(38,240)

Balance before securitization of Private Credit Student Loans	239,563	207,071	208,258
Reduction for securitization of Private Credit Student Loans	(71,351)	(12,712)	—

Private Credit Allowance balance at end of year	$168,212	$194,359	$208,258

Net Private Credit charge-offs as a percentage of average Private Credit Student Loans	1.37%	1.28%	.78%
Net Private Credit charge-offs as a percentage of average Private Credit Student Loans in repayment	2.53%	2.34%	1.26%
Private Credit Allowance as a percentage of average Private Credit Student Loans	3.35%	3.83%	5.51%
Private Credit Allowance as a percentage of the ending balance of Private Credit Student Loans	3.62%	3.62%	4.70%
Private Credit Allowance as a percentage of the ending balance of Private Credit Student Loans in repayment	6.75%	6.60%	8.00%
Average balance of Private Credit Student Loans	$5,027	$5,071	$3,781
Ending balance of Private Credit Student Loans	$4,644	$5,362	$4,432
Average balance of Private Credit Student Loans in repayment	$2,718	$2,774	$2,337
Ending balance of Private Credit Student Loans in repayment	$2,490	$2,945	$2,604

        The Company owns an immaterial portfolio of defaulted FFELP loans that have been rejected for reimbursement by the guarantor and are uninsured. During the third quarter of 2003, the Company reclassified these uninsured FFELP loans and the related reserves to the Private Credit Student Loan portfolio. In the above table, the reclassification is reflected for all periods presented.

        The Company charges the borrower fees on Private Credit Student Loans, both at origination and when the loan enters repayment. Such fees are deferred and recognized into income as a component of interest over the average life of the related pool of loans. These fees are charged to compensate for anticipated loan losses and, prior to 2002, the Company reflected the unamortized balance of these fees as a component of the allowance for loans losses. In the second quarter of 2002, the Company reclassified the unamortized balance of these fees from the allowance for loan losses to a student loan discount and this is reflected as "other" in the above table. The unamortized balance of deferred origination fee revenue at December 31, 2003 and 2002 was $130 million and $95 million, respectively.

6.  Investments

        A summary of investments as of December 31, 2003 and 2002 follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Trading
U.S. Treasury and other U.S. government agency Obligations
U.S. Treasury securities (Rabbi Trust)	$150	$16	$—	$166

Total investment securities trading	$150	$16	$—	$166

Available-for-sale
U.S. Treasury and other U.S. government agencies obligations
U.S. Treasury securities	$1,298,450	$505,109	$(2)	$1,803,557
State and political subdivisions of the U.S.
Student loan revenue bonds	79,282	1,568	(16)	80,834
Asset-backed and other securities
Asset-backed securities	730,245	2,115	(14)	732,346
Commercial paper	1,115,142	—	—	1,115,142
Certificates of Deposit	655,300	—	—	655,300
Third party repurchase agreements	141,982	—	—	141,982
Discount notes	43,950	233	(105)	44,078
Other securities	176	82	—	258

Total investment securities available-for-sale	$4,064,527	$509,107	$(137)	$4,573,497

Held-to-maturity
Guaranteed investment contracts	$14,326	$230	$(30)	$14,526
Other securities	2,833	—	—	2,833

Total investment securities held-to-maturity	$17,159	$230	$(30)	$17,359

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Trading
U.S. Treasury and other U.S. government agency obligations
U.S. Treasury securities (Rabbi Trust)	$153	$22	$—	$175

Total investment securities trading	$153	$22	$—	$175

Available-for-sale
U.S. Treasury and other U.S. government agencies obligations
U.S. Treasury securities	$1,164,841	$596,628	$—	$1,761,469
State and political subdivisions of the U.S.
Student loan revenue bonds	91,376	2,417	—	93,793
Asset-backed and other securities
Asset-backed securities	1,484,505	1,926	(227)	1,486,204
Commercial paper	70,982	—	—	70,982
Certificates of Deposit	300	—	—	300
Third party repurchase agreements	101,903	—	—	101,903
Discount notes	20,959	288	(40)	21,207
Other securities	1,251	8	—	1,259

Total investment securities available-for-sale	$2,936,117	$601,267	$(267)	$3,537,117

Held-to-maturity
Guaranteed investment contracts	$14,953	$282	$(30)	$15,205
Other securities	3,698	4	—	3,702

Total investment securities held-to-maturity	$18,651	$286	$(30)	$18,907

        As of December 31, 2003, and 2002, $220 million and $256 million of the net unrealized gain related to available-for-sale investments was included in accumulated other comprehensive income. Of the total available-for-sale securities outstanding as of December 31, 2003, $158 million (fair value) has been pledged as collateral.

        The Company sold available-for-sale securities with a fair value of $11 million, $137 million and $2.8 billion for the years ended December 31, 2003, 2002 and 2001, respectively. There were no realized gains or losses on sales in 2003. For the years ended December 31, 2002 and 2001, sales resulted in net realized gains of $3 million and $2 million, respectively.

        As of December 31, 2003, the stated maturities for the investments (fair value) are shown in the following table:

	December 31, 2003
	Held-to- maturity	Available-for- Sale	Trading	Other
Year of Maturity
2004	$6,445	$2,235,833	$—	$252
2005	713	123,310	—	3,952
2006	—	386,820	166	—
2007	938	788,006	—	4,902
2008	—	547,217	—	261,925
2009-2013	3,777	439,701	—	171,985
After 2013	5,486	52,610	—	234,341

Total	$17,359	$4,573,497	$166	$677,357

        At December 31, 2003, the Company had investments in leveraged leases, net of impairments, totaling $175 million and direct financing leases totaling $24 million that are general obligations of three commercial airlines and Federal Express Corporation. Aircraft passenger volume began to show improvement in 2003, however, it is still below levels experienced prior to September 11, 2001 and a significant number of aircraft remain grounded. During the year, the Company restructured two of its leases with American Airlines and it now accounts for these leases as direct financing leases (included in other assets). The Company wrote down the net asset value of these leases and reduced unearned income by $8 million. Based on an analysis of the expected losses on certain leveraged leases plus the incremental increase in tax obligations related to forgiveness of debt obligations and/or the taxable gain on the sale of the aircraft, the Company's remaining exposure to the airline industry is $125 million. In 2002, the Company recognized an after-tax charge of $57 million or $.12 per share to reflect the impairment of certain aircraft leased to United Airlines.

        At December 31, 2003 and 2002, the Company also had other investments of $502 million and $469 million, respectively, of which insurance related investments were $382 million and $356 million, respectively.

7.  Short-Term Borrowings

        Short-term borrowings have an original or remaining term to maturity of one year or less. The following tables summarize outstanding short-term notes at December 31, 2003, 2002 and 2001, the weighted average stated interest rates at the end of each period, and the related average balances and weighted average stated interest rates during the periods.

	December 31, 2003		Year ended December 31, 2003
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Six month floating rate notes	$2,724,669.97%		$2,987,643	1.09%
Other floating rate notes	215,532.95		841,248	1.18
Discount notes	3,376,440.96		8,338,001	1.16
Fixed rate notes	—	—	602,527	2.34
Commercial paper	—	—	59,053	1.27
Short-term portion of long-term notes	12,418,744	3.27	12,166,460	2.61

Total short-term borrowings	$18,735,385	2.50%	$24,994,932	1.89%

GSE portion of short-term borrowings	$16,877,915	2.62%	$24,174,639	1.90%

Maximum outstanding at any month end	$28,709,732

	December 31, 2002		Year ended December 31, 2002
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Six month floating rate notes	$2,999,631	1.25%	$3,006,177	1.71%
Other floating rate notes	2,297,954	1.18	2,579,690	1.70
Discount notes	7,029,037	1.75	10,586,685	1.95
Fixed rate notes	1,649,969	2.35	1,693,771	2.79
Commercial paper	234,975	1.38	136,914	1.75
Securities sold — not yet purchased and repurchase agreements	—	—	146,500	1.70
Short-term portion of long-term notes	11,407,389	1.90	12,015,155	2.25

Total short-term borrowings	$25,618,955	1.74%	$30,164,892	2.07%

GSE portion of short-term borrowings	$24,335,936	1.75%	$28,635,860	2.07%

Maximum outstanding at any month end	$33,431,624

	December 31, 2001		Year ended December 31, 2001
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Six month floating rate notes	$3,149,421	1.90%	$4,111,595	4.04%
Other floating rate notes	2,901,235	1.99	8,183,464	4.31
Discount notes	7,345,038	2.35	8,834,578	4.34
Fixed rate notes	1,550,000	3.17	782,657	3.75
Commercial paper	449,712	1.94	524,911	4.22
Securities sold — not yet purchased and repurchase agreements	—	—	65,215	5.12
Short-term portion of long-term notes	15,669,415	2.57	13,149,619	4.01

Total short-term borrowings	$31,064,821	2.42%	$35,652,039	4.16%

GSE portion of short-term borrowings	$29,990,580	2.43%	$34,975,234	4.16%

Maximum outstanding at any month end	$41,669,088

        To match the interest rate characteristics of short-term notes with the interest rate characteristics of certain assets, the Company enters into interest rate swaps with independent parties. Under these agreements, the Company makes periodic payments, indexed to the related asset rates, in exchange for periodic payments, which generally match the Company's interest obligations on fixed or variable rate notes (see Note 10). Payments on the Company's interest rate swaps are not reflected in the above tables.

        The Company also maintains $3 billion in revolving credit facilities to provide liquidity support for its commercial paper program that were renewed and expanded in 2003. They include a $1 billion 364-day revolving credit facility maturing October 2004, a $1 billion 5-year revolving credit facility maturing October 2007 and a $1 billion 5-year revolving credit facility maturing in October 2008. The Company has never drawn on these facilities. Interest on both of these facilities is based on LIBOR plus a spread that is determined by the amount of the facility utilized and the Company's credit rating.

8.  Long-Term Notes

        The following tables summarize outstanding long-term notes at December 31, 2003 and 2002, the weighted average stated interest rates at the end of the periods, and the related average balances during the periods.

	December 31, 2003			Year ended December 31, 2003
	Ending Balance		Weighted Average Interest Rate	Average Balance
Floating rate notes:
U.S. dollar denominated:
Interest bearing, due 2004-2047	$22,129,213		1.37%	$13,764,648
Non U.S. dollar denominated:
Euro-denominated, due 2006	17,836		2.36	1,515

Total floating rate notes	22,147,049		1.37	13,766,163
Fixed rate notes:
U.S. dollar denominated:
Interest bearing, due 2004-2043	13,018,659		4.40	13,222,312
Zero coupon, due 2014-2022	252,889		11.79	239,343
Non U.S. dollar denominated:
Euro-denominated, due 2004-2033	2,474,432		3.47	884,227
Sterling-denominated, due 2004-2039	1,915,145		5.04	294,887

Total fixed rate notes	17,661,125		4.44	14,640,769

Total long-term notes	$39,808,174	[1]	2.73%	$28,406,932

GSE portion of long-term notes	$4,781,606		3.39%	$10,702,636

	December 31, 2002			Year ended December 31, 2002
	Ending Balance		Weighted Average Interest Rate	Average Balance
Floating rate notes:
U.S. dollar denominated:
Interest bearing, due 2004-2047	$7,822,298		1.92%	$8,047,721
Fixed rate notes:
U.S. dollar denominated:
Interest bearing, due 2004-2019	14,193,597		4.48	11,495,141
Zero coupon, due 2014-2022	226,220		11.79	214,102

Total fixed rate notes	14,419,817		4.59	11,709,243

Total long-term notes	$22,242,115	[1]	3.65%	$19,756,964

GSE portion of long-term notes	$16,446,818		3.68%	$17,062,641

1
$16.6 billion and $0 billion of the long-term debt outstanding as of December 31, 2003 and 2002, respectively, was on-balance sheet securitization trust debt.

        To match the interest rate and currency characteristics of its long-term notes with the interest rate and currency characteristics of its assets, the Company enters into interest rate and foreign currency swaps with independent parties. Under these agreements, the Company makes periodic payments, generally indexed to the related asset rates, in exchange for periodic payments which generally match the Company's interest and foreign currency obligations on fixed or variable rate borrowings (see Note 10). Payments on the Company's interest rate and foreign currency swaps are not reflected in the tables above.

        At December 31, 2003, the Company had outstanding long-term debt issues with call features totaling $5.6 billion, and had $3.7 billion of debt putable by the investor prior to the stated maturity date. As of December 31, 2003, the stated maturities (for putable debt, the stated maturity date is the put date) and maturities if accelerated to the call dates for long-term notes are shown in the following table:

	December 31, 2003
Year of Maturity	Stated Maturity[1]	Maturity to Call Date[1]
2004	$1,688,569	$2,613,569
2005	6,387,599	5,462,599
2006	5,477,447	5,591,295
2007	5,172,602	5,198,151
2008	3,250,389	3,797,465
2009	2,075,542	2,339,076
2010-2047	15,541,452	14,591,445

	39,593,600	39,593,600
SFAS No. 133 derivative market value adjustment	214,574	214,574

	$39,808,174	$39,808,174

1
For the Company's on-balance sheet securitization trust debt, the debt is assumed to mature as currently projected based on the Company's current estimates regarding loan prepayment speed. The Company views this debt as long-term in nature. The projected principal paydowns of $1.7 billion shown in year 2004 relate to the on-balance sheet securitization trust debt.

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

        Prior to the issuance of and grandfathered under SFAS No. 140, the Company has engaged in several transactions in which debt is considered to be extinguished by in-substance defeasance as governed by the provisions of SFAS No. 76, "Extinguishment of Debt." In these transactions, the Company irrevocably placed assets with an escrow agent in a trust to be used solely for satisfying scheduled payments of both the interest and principal of the defeased debt. The possibility that the Company will be required to make future payments on that debt is considered remote. The trusts are restricted to owning only monetary assets that are essentially risk-free as to the amount, timing and collection of interest and principal. As of December 31, 2003, the amount of debt outstanding within these off-balance sheet trusts was $826 million.

9.  Student Loan Securitization

Securitization Activity

        The following table summarizes the Company's securitization activity for the years ended December 31, 2003, 2002 and 2001.

	Years ended December 31,
	2003			2002			2001
(Dollars in millions)	Number of Transactions	Amount Securitized	Gain %	Number of Transactions	Amount Securitized	Gain %	Number of Transactions	Amount Securitized	Gain %
FFELP Stafford/PLUS loans	4	$5,772	1.26%	7	$11,033.92%		4	$6,441	1.16%
Consolidation Loans	2	4,256	10.19	1	1,976	9.82	—	—	—
Private Credit Student Loans	3	3,503	6.79	1	690	6.18	—	—	—

Total securitization sales	9	13,531	5.50%	9	13,699	2.47%	4	6,441	1.16%

On-balance sheet securitization of Consolidation Loans	7	16,592		—	—		—	—

Total loans securitized	16	$30,123		9	$13,699		4	$6,441

        Key economic assumptions used in estimating the fair value of Residual Interests at the date of securitization resulting from the student loan securitization sale transactions completed during the years ended December 31, 2003 and 2002 were as follows:

	Years ended December 31,
	2003		2002
	FFELP Loans	Private Credit Loans	FFELP Loans	Private Credit Loans
Prepayment speed	7.00%-9.00%[2]	6.00%[1]	7.00%-9.00%[2]	6.00%[1]
Weighted-average life (in years)	6.07	6.53	5.34	6.69
Expected credit losses (% of principal securitized)	.60%	4.03%	.59%	4.56%
Residual cash flows discounted at (weighted average)	7%	12%	9%	12%

1
The prepayment speed on Private Credit Student Loans is lower than FFELP Stafford/PLUS loans and Consolidation Loans because defaults are not guaranteed and are therefore not considered prepayments.

2
The prepayment speed used to measure the initial fair value of Residual Interests for transactions that settled in 2003 and 2002 was 9 percent for FFELP Stafford/PLUS loans and 7 percent for Consolidation Loans.

Accounting Estimates' Effect on the Residual Interest in Securitized Trust

        As discussed in Note 2, there have been record levels of Consolidation Loan volume for the past two years, creating a significant effect on the accounting estimates surrounding the initial and subsequent valuations of the Residual Interest. With the continued delay in the HEA reauthorization, the Company believes that high levels of Consolidation Loan activity will continue. As part of the Company's ongoing evaluation of its critical accounting estimates, the Company increased the prepayment speed rate ("CPR") used to value the Residual Interest as of December 31, 2003, to reflect the increase in expected prepayments from trust FFELP Stafford loans consolidating and being removed from the trust. The increase in the CPR reduced the value of the Residual Interest.

        The Company has also increased the discount rate used to value the Fixed Rate Floor Income included in the Residual Interest. The Fixed Rate Floor Income was previously valued using the LIBOR swap curve, which was consistent with the valuation methodology used in pricing and valuing Floor Income Contracts. The Company updated this estimate to be more consistent with the valuation of other cash flows that constitute the Residual Interest. The higher discount rate used to value the Floor Income component of its securitizations reduced the value of the Residual Interest. Student loan default rates have declined in recent years and the Company has lowered the FFELP expected default rate used in the valuation model, which increased the value of the Residual Interest asset as of December 31, 2003.

        The following table summarizes the significant changes in estimates that were used in the valuation of the Residual Interest as of December 31, 2003:

	As of December 31, 2003	As of September 30, 2003
FFELP Stafford loan prepayment speed (CPR)	20% in 2004 15% in 2005 6% thereafter	9%
FFELP expected credit losses (as a percentage of securitized loan balance outstanding)	.17%	.49%
Floor Income discount rate	LIBOR swap curve + 5.5%	LIBOR swap curve

        Primarily as a result of these revised assumptions and the significant prepayments that actually occurred during 2003, the Company recorded an after-tax $161 million reduction in the value of the Residual Interest asset, of which an after-tax $52 million was recorded as an other than temporary impairment and recognized through securitization revenue, and $109 million was recorded as an after-tax reversal of previously recorded unrealized gains in other comprehensive income as a component of equity in the fourth quarter of 2003. These changes in assumptions will also impact future gain on sale calculations and income recognition.

        In 2002, when the Company first noted an increase in consolidation activity, the Company increased the estimated CPR from 7 percent to 9 percent per annum. The change in the CPR assumption resulted in a $59 million after-tax other than temporary impairment of the Retained Interest asset, of which $38 million ($25 million after-tax) reduced securitization revenue in the second quarter of 2002, and $34 million was an after-tax reversal of previously recorded unrealized gains in other comprehensive income as a component of equity. The change in the CPR assumption also reduced the gains on the loan portfolios securitized during the second, third and fourth quarters of 2002 relative to previous transactions.

        In 2002, the Company completed its first securitization of non-federally insured Private Credit Student Loans. Credit losses on these loans were estimated for the life of the securitization using expected default rates based on historical and industry data. Although expected losses are used to project future cash flows related to the private credit securitizations, the Company purchases loans at par from the trust before they actually default under a contingent call option, resulting in no loss to the Residual Interest. Risk Sharing losses on FFELP securitizations are also estimated and included in the fair value of the Retained Interest. These losses are minimal due to the 98 percent federal guarantee.

The following table summarizes the cash flows received from off-balance sheet and on-balance sheet securitization trusts during the year ended December 31, 2003, 2002 and 2001 (dollars in millions):

	Years ended December 31,
	2003	2002	2001
Off-balance sheet:
Net proceeds from new securitizations entered into during the period	$13,483	$13,785	$6,531
Purchases of delinquent Private Credit Student Loans from securitization trusts	(6)	—	—
Servicing fees received	298	274	261
Cash distributions from trusts	870	861	463
On-balance sheet:
Net proceeds from new securitizations entered into during the period	$16,442	$—	$—
Purchases of delinquent Private Credit Student Loans from securitization trusts	—	—	—
Servicing fees received	24	—	—
Cash distributions from trusts	196	—	—

        The Company receives annual servicing fees of 90 basis points, 50 basis points and 70 basis points of the outstanding securitized loan balance related to its Stafford, Consolidation Loan and Private Credit Student Loan securitizations, respectively.

        The following table reflects key economic assumptions used in the value of the Residual Interest at December 31, 2003, and the sensitivity of the current fair value Retained Interest Assets to adverse changes in those assumptions. The effect of a variation in a particular assumption on the fair value of the Retained Interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

These sensitivities are hypothetical and should be used with caution, as the actual results could be materially different than these estimates.

	Year ended December 31, 2003
	FFELP Trusts	Consolidation Trusts	Private Credit Trusts
Fair value of Residual Interest (millions)	$1,270 [2]	$746 [2]	$460
Weighted-average life (in years)	2.98	8.26	6.95
Prepayment speed assumptions	6%-20%[3]	6%	6%
Impact on fair value of 5% absolute increase	$(129)	$(84)	$(69)
Impact on fair value of 10% absolute increase	$(238)	$(144)	$(120)
Expected default rate	8%	10%	7%
Impact on fair value of 5% absolute increase	$(23)	$(5)	$(7)
Impact on fair value of 10% absolute increase	$(47)	$(10)	$(14)
Residual cash flows discount rate	11%	8%	12.00%
Impact on fair value of 5% absolute increase	$(118)	$(93)	$(84)
Impact on fair value of 10% absolute increase	$(217)	$(163)	$(144)
Difference between Treasury bill and LIBOR swap spread[1]	3 month LIBOR forward curve at December 31, 2003 plus contracted spreads
Impact on fair value of .25% absolute increase	$(140)	$(75)	$(7)
Impact on fair value of .50% absolute increase	$(295)	$(151)	$(13)

1
Changes impact only LIBOR indexed securitized notes and certificates.

2
Includes $727 million related to fair value of Embedded Floor Income.

3
20% in 2004, 15% in 2005 and 6% thereafter.

        At December 31, 2003 and 2002, securitized student loans outstanding totaled $55.1 billion ($16.4 billion of which are included in on-balance sheet trusts) and $35.8 billion, respectively.

10.  Derivative Financial Instruments

Risk Management Strategy

        The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. The Company's goal is to manage interest rate sensitivity by modifying the repricing or maturity and index characteristics of certain balance sheet assets and liabilities (including residuals from off-balance sheet securitizations) so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation. The Company views this strategy as a prudent management of interest rate sensitivity. In addition, the Company utilizes derivative contracts to minimize the economic impact of changes in foreign currency exchange rates on certain debt obligations that are denominated in foreign currencies. As foreign currency exchange rates fluctuate, these liabilities will appreciate and depreciate in value. These fluctuations are offset by changes in the value of the cross-currency interest rate swaps executed to hedge these instruments. Management believes certain derivative transactions entered into as hedges, primarily Floor Income Contracts, equity forward contracts, and certain basis swaps and Eurodollar futures contracts, are economically effective; however, those transactions may not qualify for hedge accounting under SFAS No. 133 (as discussed below) and thus may adversely impact earnings.

        By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no credit risk. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company's credit committee. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements may be required as well. When the Company has more than one outstanding derivative transaction with a counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e. a legal right of an offset of receivable and payable derivative contracts), the "net" mark-to-market exposure represents the netting of the positive and negative exposures with the same counterparty. When there is a net negative exposure, the Company considers its exposure to the counterparty to be zero. The Company's policy is to use agreements containing netting provisions with all counterparties. At December 31, 2003 and 2002, such net positive exposure was $59 million and $55 million, respectively. In addition, at December 31, 2003, the Company had a net positive exposure totaling $257 million related to derivatives in the Company's on-balance sheet securitizations.

SFAS No. 133

        Derivative instruments that are used as part of the Company's interest rate and foreign currency risk management strategy include interest rate swaps, basis swaps, cross-currency interest rate swaps, interest rate futures contracts, and interest rate floor and cap contracts with indices that relate to the pricing of specific balance sheet assets and liabilities including residuals from off-balance sheet securitizations. On January 1, 2001, the Company adopted SFAS No. 133 which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. As more fully described below, if certain criteria are met, derivative instruments are classified and accounted for by the Company as either fair value or cash flow hedges. If these criteria are not met, the derivative financial instruments are accounted for as trading.

Fair Value Hedges

        Fair value hedges are generally used by the Company to hedge the exposure to changes in fair value of a recognized fixed rate asset or liability. The Company enters into interest rate swaps to convert fixed rate assets into variable rate assets and fixed rate debt into variable rate debt. The Company also enters into cross-currency interest rate swaps to convert foreign currency denominated fixed and floating debt to U.S. dollar denominated variable debt. For fair value hedges, the Company generally considers all components of the derivative's gain and/or loss when assessing hedge effectiveness and generally hedges either changes in fair value due to interest rates or the total change in fair value.

Cash Flow Hedges

        Cash flow hedges are used by the Company to hedge the exposure to variability in cash flows for a forecasted debt issuance and for mismatches between the underlying indices of assets and liabilities. This strategy is used primarily to minimize the exposure to volatility from future changes in interest rates and the spread between different indices. Gains and losses on the effective portion of a qualifying hedge are accumulated in other comprehensive income and ineffectiveness is recorded immediately to earnings. In the case of a forecasted debt issuance, gains and losses are reclassified to current period earnings over the period which the stated hedged transaction impacts earnings. If the stated transaction is deemed unlikely to occur, gains and losses are reclassified immediately to earnings. In assessing hedge effectiveness, all components of each derivative's gains or losses are included in the assessment. The Company generally hedges exposure to changes in cash flows due to changes in interest rates or total changes in cash flow.

Trading Activities

        When instruments do not qualify as hedges under SFAS No. 133, they are accounted for as trading. The Company purchases and sells interest rate floors, caps, and futures contracts to lock in reset rates on floating rate debt and interest rate swaps, and to partially offset the Embedded Floor Income options in student loan assets. These relationships do not satisfy hedging qualifications under SFAS No. 133, but are considered economic hedges for risk management purposes. The Company uses this strategy to minimize its exposure changes in interest rates.

        The Company also uses basis swaps to minimize earnings variability caused by having different reset characteristics on the Company's interest-earning assets and interest-bearing liabilities. These swaps usually possess a term of one to ten years with a pay rate indexed to 91-day Treasury bill, 3-month commercial paper, 52-week Treasury bill, LIBOR, Prime, or 1-year constant maturity Treasury rates. The specific terms and notional amounts of the swaps are determined based on management's review of its asset/liability structure, its assessment of future interest rate relationships, and on other factors such as short-term strategic initiatives. These swaps typically do not qualify as fair value or cash flow hedges and are accounted for as trading.

        In addition, the Company enters into equity forward contracts. These contracts are used to "lock-in" the cost of future share repurchases and are viewed as economic hedges. However, they do not qualify as hedges under SFAS No. 133. The Company utilizes the strategy to minimize exposure to fluctuations in the Company's stock price and to better manage the cost of its share repurchases.

        The Company also uses various purchased option-based products for overall asset/liability management purposes, including options on interest rate swaps, Floor Income Contracts, and cap contracts. These purchased products are not specifically linked to individual assets and liabilities on the balance sheet and, therefore, do not qualify for hedge accounting treatment.

Summary of Derivative Financial Statement Impact

        The following tables summarize the fair and notional value of all derivative instruments at December 31, 2003 and 2002, and their impact on accumulated other comprehensive income and earnings for the years ended December 31, 2003, 2002 and 2001.

	December 31,
	Cash Flow		Fair Value		Trading		Total
	2003	2002	2003	2002	2003	2002	2003	2002
Fair Values
(Dollars in millions)
Interest rate swaps	$(4)	$—	$(182)	$84	$(133)	$(155)	$(319)	$(71)
Floor/Cap contracts	—	—	—	—	(1,168)	(1,362)	(1,168)	(1,362)
Futures	(76)	(75)	—	—	(40)	(34)	(116)	(109)
Equity forwards	—	—	—	—	48	—	48	—
Cross currency interest rate swaps	—	—	281	—	—	—	281	—

Total	$(80)	$(75)	$99	$84	$(1,293)	$(1,551)	$(1,274)	$(1,542)

Notional Values
(Dollars in billions)
Interest rate swaps	$1.6	$—	$16.8	$17.3	$74.2	$54.8	$92.6	$72.1
Floor/Cap contracts	—	—	—	—	34.1	26.7	34.1	26.7
Futures	8.2	10.9	—	—	23.1	17.2	31.3	28.1
Cross currency interest rate swaps	—	—	4.1	—	—	—	4.1	—
Other[1]	—	—	—	—	2.0	—	2.0	—

Total	$9.8	$10.9	$20.9	$17.3	$133.4	$98.7	$164.1	$126.9

Contracts
(Shares in millions)
Equity forwards[2]	—	—	—	—	43.5	28.7	43.5	28.7

1
"Other" consists of an embedded derivative bifurcated from the convertible debenture issuance that relates primarily to certain contingent interest and conversion features of the debt. The embedded derivative has had zero fair value since inception. (See Note 8)

2
The equity forward shares as of December 31, 2002 are included in this table, however, in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," equity forwards were not marked-to-market as SFAS No. 133 derivatives until July 1, 2003.

	Years Ended December 31,
	Cash Flow			Fair Value				Trading			Total
	2003	2002	2001	2003	2002		2001	2003	2002	2001	2003	2002	2001
(Dollars in millions)
Changes to other comprehensive income, net of tax
Other comprehensive income, net	$7	$(41)	$(52)	$—	$—		$—	$—	$1 [6]	$2 [6]	$7	$(40)	$(50)

Earnings Summary
Recognition of closed futures contracts' gains/losses into interest expense[1]	$(24)	$(16)	$(13)	$—	$—		$—	$—	$—	$—	$(24)	$(16)	$(13)
Amortization of transition adjustment[2]	—	—	—	—	—		—	—	(1)	(3)	—	(1)	(3)
Derivative market value adjustment — Realized[3]	(7)	(47)	(73)	—	—		—	(733)	(831)	(480)	(740)	(878)	(553)
Derivative market value adjustment — Unrealized[4]	1 [5]	(1)[5]	1 [5]	(1)[5]	1	[5]	(7)[5]	502	(204)	(447)	502	(204)	(453)

Total earnings impact	$(30)	$(64)	$(85)	$(1)	$1		$(7)	$(231)	$(1,036)	$(930)	$(262)	$(1,099)	$(1,022)

1
For futures contracts that qualify as SFAS No. 133 hedges where the hedged transaction occurs.

2
Reported as a component of other operating income in the consolidated statements of income.

3
Includes net settlement income/expense on trading derivatives and realized gains and losses on disposed derivatives that do not qualify as hedges under SFAS No. 133.

4
In addition to the derivative market value adjustment, the Company recorded a $130 million cumulative effect of accounting change for equity forward contracts in accordance with the transition provisions of SFAS No. 150. Explanation of the transition can be found in Note 2.

5
The change in fair value of cash flow and fair value hedges represents amounts related to ineffectiveness.

6
Represents transition adjustment and related amortization out of accumulated other comprehensive income, net.

        The following table shows the components of the change in accumulated other comprehensive income, net of tax, for derivatives.

	Years ended December 31,
(Dollars in millions)
	2003	2002	2001
Accumulated Other Comprehensive Income, Net
Balance at beginning of period	$(90)	$(50)	$—
Change in unrealized gains (losses) on derivatives, net:
Transition adjustment	—	—	(39)
Change in fair value of cash flow hedges	(12)	(82)	(68)
Hedge ineffectiveness reclassified to earnings	(1)	1	(1)
Amortization of effective hedges and transition adjustment[1]	15	10	10
Discontinued hedges	5	31	48

Total change in unrealized gains (losses) on derivatives, net	7	(40)	(50)

Balance at end of period	$(83)	$(90)	$(50)

1
The Company expects to amortize $12 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging debt instruments that remain outstanding after December 31, 2003. In addition, the Company expects to amortize portions of the accumulated unrealized net losses related to futures contracts that were open at December 31, 2003 and are expected to be closed over the next 12 months based on the anticipated issuance of debt. Based on the value of these contracts at December 31, 2003 and expected issuance dates, this amount is estimated to be $15 million in 2004. The Company has open futures contracts hedging the anticipated issuances of debt which are anticipated to occur from 2003 through 2008.

Equity Forward Contracts

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

        In May 2003, the FASB issued SFAS No. 150, which establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also outlines new accounting for equity forward contracts. Under SFAS No. 150, equity forward contracts that allow a net settlement option either in cash or the Company's stock are required to be accounted for in accordance with SFAS No. 133 as derivative financial instruments. Those equity forward contracts that require physical settlement only (cash for the purchase of shares) must be accounted for as a liability. The Company's existing contracts provide for physical settlement, net share or net cash settlement options. In addition, the Company may be required to unwind portions or all of a contract if the price of the Company's common stock falls below a certain percentage of the strike price (usually between 50 percent to 65 percent) or if the Company's credit rating falls below a pre-determined level.

        The Company accounted for equity forward contracts entered into after May 31, 2003 as derivatives in accordance with SFAS No. 133 and recorded the change in fair value through earnings. In accordance with SFAS No. 150, equity forward contracts that the Company entered into prior to June 1, 2003 and outstanding at July 1, 2003, were recorded at fair value on July 1, and the Company recorded a gain of $130 million which was reflected as a "cumulative effect of accounting change" in the consolidated statements of income for the year ended December 31, 2003. Included in this amount was a loss of $12 million previously recorded as an adjustment to equity, related to interest costs associated with outstanding equity forward contracts. Since the adoption of SFAS No. 150 on July 1, 2003, the Company recognized a $68 million loss related to the mark-to-market of its equity forward contracts. In addition, the Company recorded a $10 million loss related to net cost of carry of the equity forward contracts. Since adopting the standard in June, the Company settled equity forward contracts by repurchasing its common stock for $160 million. The repurchased shares were recorded as treasury stock at the market value at the time of settlement of $198 million. The $38 million realized gain on these settlements that was previously recognized through equity forward marks-to-market was reversed in the derivative market valuation account. Gains and losses on equity forward contracts are excluded from gross income for federal and state income tax purposes. (See Note 15 for a further discussion of equity forward contracts).

11.  Fair Values of Financial Instruments

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires estimation of the fair values of financial instruments. The following is a summary of the assumptions and methods used to estimate those values.

Student Loans

        Fair value is determined by analyzing amounts that the Company has paid recently to acquire similar loans in the secondary market, augmented by an analysis of the Floor value element.

Academic Facilities Financings and Other Loans

        The fair values of both lines of credit and academic facilities financings were determined through standard bond pricing formulas using current market interest rates and credit spreads.

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

        The following table summarizes the fair values of the Company's financial assets and liabilities, including derivative financial instruments.

	December 31, 2003			December 31, 2002
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Student loans	$51,559	$50,047	$1,512	$44,718	$42,340	$2,378
Academic facilities financings and other loans	1,084	1,031	53	1,257	1,202	55
Cash and investments	8,001	8,001	—	4,991	4,990	1

Total earning assets	60,644	59,079	1,565	50,966	48,532	2,434

Interest bearing liabilities
Short-term borrowings	18,793	18,735	(58)	25,662	25,619	(43)
Long-term notes	40,200	39,808	(392)	23,059	22,242	(817)

Total interest bearing liabilities	58,993	58,543	(450)	48,721	47,861	(860)

Derivative financial instruments
Floor Income/Cap Contracts	(1,168)	(1,168)	—	(1,362)	(1,362)	—
Interest rate swaps and options	(319)	(319)	—	(71)	(71)	—
Cross currency interest rate swaps	281	281	—	—	—
Equity forwards	48	48	—	—	—	—
Futures contracts	(116)	(116)	—	(109)	(109)	—

Excess of fair value over carrying value			$1,115			$1,574

12.  Commitments, Contingencies and Guarantees

      The Company (primarily the GSE) has committed to purchase student loans from various lenders including its largest lending partners, Bank One and JP Morgan Chase. During 2003, the Company has acquired an aggregate $6.2 billion of student loans from Bank One and JP Morgan Chase, which represents 41 percent of the student loans it originated through the preferred channel. Under the Company's arrangement with Bank One, it is the bank's exclusive marketing and student loan originator agent. Under a renewable multi-year agreement, the Company services and purchases a significant share of Bank One's volume. Through the Company's JP Morgan Chase joint venture, it purchases all student loans originated by JP Morgan Chase. In January 2004, Bank One and JP Morgan Chase announced their intent to merge. The Company's agreements with Bank One and JP Morgan Chase are structured such that one or both will remain in place if the merger is consummated. The

Company plans to work with representatives of the banks to ensure this lending partner relationship remains an important part of the Companies' respective businesses.

        The Company has issued lending-related financial instruments including letters of credit and lines of credit to meet the financing needs of its customers. Letters of credit support the issuance of state student loan revenue bonds. They represent unconditional guarantees of the GSE to repay holders of the bonds in the event of a default. In the event that letters of credit are drawn upon, such loans are collateralized by the student loans underlying the bonds. The initial liability recognition and measurement provisions of FIN No. 45 are effective for such guarantees issued or modified after December 31, 2002. During 2003, there were no new letters of credit issued or modifications to existing letters of credit. Accordingly, the Company's financial statements do not include a liability for the estimated fair value of these guarantees.

        The Company offers a line of credit to certain financial institutions and other institutions in the higher education community for the purpose of buying or originating student loans. In the event that a line of credit is drawn upon, the loan is collaterialized by underlying student loans. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment or the Company fulfill its obligation under the guarantee, and the counterparty subsequently fails to perform according to the terms of its contract with the Company. Under the terms of the Privatization Act, any future activity under lines of credit and letter of credit activity by the GSE is limited to guarantee commitments which were in place on August 7, 1997.

        Commitments outstanding are summarized below:

	December 31,
	2003	2002
Student loan purchase commitments	$37,230,275	$34,587,578
Lines of credit	905,255	1,105,570
Letters of credit	1,566,652	2,824,133

	$39,702,182	$38,517,281

        The following schedule summarizes expirations of commitments to the earlier of call date or maturity date outstanding at December 31, 2003.

	Student Loan Purchases[1]	Lines of Credit	Letters of Credit	Total
2004	$6,060,265	$905,255	$1,436,601	$8,402,121
2005	6,371,044	—	130,051	6,501,095
2006	2,020,343	—	—	2,020,343
2007	15,618,438	—	—	15,618,438
2008-2020	7,160,185	—	—	7,160,185

Total	$37,230,275	$905,255	$1,566,652	$39,702,182

1
Includes amounts committed at specified dates under forward contracts to purchase student loans and anticipated future requirements to acquire student loans from lending partners estimated based on expected future volumes at contractually committed rates.

GSE Minimum Statutory Capital Adequacy Ratio

        The Privatization Act effectively requires that the GSE maintain a minimum statutory capital adequacy ratio (the ratio of stockholders' equity to total assets plus 50 percent of the credit equivalent amount of certain off-balance sheet items) of at least 2.25 percent or be subject to certain "safety and soundness" requirements designed to restore such statutory ratio. Management anticipates being able to meet the required capital levels from the GSE's current and retained earnings. While the GSE may not finance the activities of its non-GSE affiliates, it may, subject to its minimum capital requirements, dividend retained earnings and surplus capital to SLM Corporation, which in turn may contribute such amounts to its non-GSE subsidiaries. The Privatization Act requires management to certify to the Secretary of the Treasury that, after giving effect to the payment of dividends, the statutory capital ratio test would have been met at the time the dividend was declared. At December 31, 2003, the GSE's statutory capital adequacy ratio was 6.98 percent.

        The Privatization Act requires the GSE to be dissolved on or before September 30, 2008. On January 23, 2002, the GSE's Board of Directors approved management's plans to accelerate the Wind-Down of the entity by at least two years, with a view to effecting dissolution of the GSE no later than September 30, 2006. The Company now plans to wind down the operations of the GSE by June 2006 and is on track to complete the Wind-Down at an even earlier date. The GSE has also received guidance from the U.S. Department of Treasury's Office of Sallie Mae Oversight regarding safety and soundness considerations affecting its Wind-Down. As a result, in connection with any dividend declarations, the GSE will supplement the statutory minimum capital ratio requirement with a risk-based capital measurement formula. Management does not expect the capital levels of the Company's consolidated balance sheet to change as a result of this supplemental formula.

Contingencies

        The Company and various affiliates were defendants in a lawsuit brought by College Loan Corporation ("CLC") in the United States District Court for the Eastern District of Virginia alleging various breach of contract and common law tort claims in connection with CLC's consolidation loan activities. The Complaint sought compensatory damages of at least $60,000,000.

        On June 25, 2003, after five days of trial, the jury returned a verdict in favor of the Company on all counts. CLC has since filed an appeal. All appellate briefing has been completed and oral argument has been tentatively scheduled for May 2004.

        The Company was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit sought to bring a nationwide class action on behalf of all borrowers who allegedly paid "undisclosed improper and excessive" late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of 2 million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 28, 2003, the Court granted the Company's motion to dismiss the complaint in its entirety. The plaintiffs appealed the trial court decision. All appellate briefing has been completed and the Company expects oral argument to be held in June 2004.

        In July 2003, a borrower in California filed a class action complaint against the Company and certain of its affiliates in state court in San Francisco in connection with a monthly payment amortization error discovered by the Company in the fourth quarter of 2002. The complaint asserts claims under the California Business and Professions Code and other California statutory provisions. The complaint further seeks certain injunctive relief and restitution.

        The Company, together with a number of other FFELP industry participants, filed a lawsuit challenging the DOE's interpretation of and non-compliance with provisions in the HEA governing origination fees and repayment incentives on loans made under the FDLP, as well as interest rates for Direct Consolidation Loans. The lawsuit, which was filed November 3, 2000 in the United States District Court for the District of Columbia, alleges that the DOE's interpretations of and non-compliance with these statutory provisions are contrary to the statute's unambiguous text, and are arbitrary, capricious, an abuse of discretion, or otherwise not in accordance with law, and violate both the HEA and the Administrative Procedure Act. The Company and the other plaintiffs and the DOE have filed cross-motions for summary judgment. The Court has not ruled on these motions.

        The Company continues to cooperate with the SEC concerning an informal investigation that the SEC initiated on January 14, 2004. The investigation concerns certain year-end accounting entries made by employees of one of the Company's collection agency subsidiaries. The Company's Audit Committee has engaged outside counsel to investigate the matter and management has conducted its own investigation. Based on these investigations the amounts in question appear to be less than $100,000.

        The Company is also subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed. Management believes that these claims, lawsuits and other actions will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

        The GSE's preferred stock dividends were cumulative and payable quarterly at 4.50 percentage points below the highest yield of certain long-term and short-term U.S. Treasury obligations. The dividend rate for any dividend period was subject to the limitation of not less than 5 percent per annum nor greater than 14 percent per annum. For the year ended December 31, 2001 the GSE's preferred dividend rate was 5 percent and reduced net income by $10.1 million.

14.  Preferred Stock

        At December 31, 2003, the Company had 3.3 million shares of 6.97 percent Cumulative Redeemable Preferred Stock, Series A outstanding. The shares do not have any maturity date but are subject to the Company's option, beginning November 16, 2009, to redeem the shares at any time, in whole or in part, at the redemption price of $50 plus accrued and unpaid dividends up to the redemption date. The shares have no preemptive or conversion rights.

        Dividends on the shares of the Series A Preferred Stock are not mandatory. Holders of the Series A Preferred Stock will be entitled to receive cumulative, quarterly cash dividends at the annual rate of $3.485 per share, when, as, and if declared by the Board of Directors of the Company. For each of the years ended December 31, 2003, 2002 and 2001, dividends paid on Series A Preferred Stock reduced net income by $11.5 million.

15.  Common Stock

        The Company's shareholders have authorized the issuance of 1.1 billion shares of common stock (par value of $.20). At December 31, 2003, 448 million shares were issued and outstanding and 564 million shares were unissued but encumbered under: 1) equity forward contracts; 2) a convertible debt offering; and 3) stock-based compensation plans. Equity forward contracts are described below. The convertible debt offering and stock-based compensation plans are described in Notes 8 and 16, respectively.

        In July 2003, the Board of Directors voted to retire 170 million shares of common stock held in treasury, effective in September 2003. Based on an average price of $18.04 per share, this retirement decreased the balance in treasury stock by $3.1 billion, with corresponding decreases of $34 million in common stock and $3.1 billion in retained earnings.

        In May 2003, the Company's shareholders approved an increase in the number of shares of common stock the Company is authorized to issue from 375 million shares to 1.1 billion shares. Subsequently, the Board of Directors approved a three-for-one split of the Company's common stock to be effected in the form of a stock dividend. The additional shares of stock were distributed on June 20, 2003, for all shareholders of record on June 6, 2003. All share and per share amounts presented have been retroactively restated for the stock split. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from additional paid-in capital to common stock the par value of the additional shares issued as a result of the stock split.

Common Stock Repurchase Program and Equity Forward Contracts

        The Company regularly repurchases its common stock through both open market purchases and settlement of equity forward contracts. At December 31, 2003, the Company had outstanding equity forward contracts to purchase 43.5 million shares of its common stock at prices ranging from $27.47 to $41.88 per share.

        The equity forward contracts permit the counterparty to terminate the contracts prior to their maturity date if the price of the Company's common stock falls below pre-determined levels. Under the terms of these contracts, the counterparty has the right to terminate a portion of the contract when the stock price declines to a pre-determined level as defined by the contract. The counterparty can then terminate the same percentage of the contract as the stock price reaches each lower pre-determined level. This continues until the counterparty has the right to terminate the entire contract. The Company refers to the price at which the counterparty can begin to terminate the entire contract the "initial trigger price" and the price at which the counterparty can terminate the entire contract the "final trigger price." For equity forward contracts in effect as of December 31, 2003, the initial trigger price ranges from approximately $13.33 to $26.00 and the final trigger price ranges from $11.33 to $22.09.

        In addition, some of the Company's equity forward contracts enable the counterparty to terminate all outstanding equity forward contracts if the unsecured and unsubordinated long-term debt rating of the GSE falls to or below BBB- for S&P or Ba3 for Moody's. If either rating is suspended or withdrawn, or the GSE is not rated by either rating agency, then termination is determined based on the unsecured and unsubordinated long-term debt rating of SLM Corporation. This provision or one substantially the same is contained in the contracts of six of the Company's eight equity forward counterparties. The GSE is rated triple "A" at December 31, 2003 by both S&P and Moody's.

        Lastly, the Company has negotiated with each of its equity forward counterparties a limit on the total number of shares that can be required to be delivered to the counterparty in settlement of the transactions. As of December 31, 2003 and 2002, the aggregate maximum number of shares that the Company could be required to deliver was 389.2 million and 200.1 million, respectively.

        The following table summarizes the Company's common share repurchase and equity forward activity for the years ended December 31, 2003 and 2002.

	Years ended December 31,
(Shares in millions)
	2003	2002
Common shares repurchased:
Open market	6.7	2.1
Equity forwards	20.2	19.8
Benefit plans	2.4	4.0

Total shares repurchased	29.3	25.9

Average purchase price per share	$31.18	$25.14

Common shares issued	18.1	16.3

Equity forward contracts:
Outstanding at beginning of year	28.7	33.7
New contracts	35.0	14.8
Exercises	(20.2)	(19.8)

Outstanding at end of year	43.5	28.7

Board of director authority remaining at end of year	38.4	20.1

        As of December 31, 2003, the expiration dates and range and average purchase prices for outstanding equity forward contracts were as follows:

(Contracts in millions of shares) Year of maturity	Outstanding contracts	Range of purchase prices	Average purchase price
2005	10.9	$27.47—$40.17	$32.84
2006	20.5	33.82—41.88	37.37
2007	8.9	37.70—39.17	38.27
2008	3.2	38.64—40.00	39.28

	43.5		$36.56

        The closing price of the Company's common stock on December 31, 2003 was $37.68. In 2003, the Board of Directors increased the common share repurchase authority including equity forward contracts by 60 million shares.

Earnings per Share

        Basic earnings per common share ("basic EPS") is calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share ("diluted EPS") reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, warrants, deferred compensation and shares held in the Employee Stock Purchase Plan ("ESPP"), determined by the treasury stock method, and equity forwards, determined by the reverse treasury stock method. Diluted EPS excludes the potential dilutive effect of senior convertible debt as management believes conversion is not likely in the near term. The following table reflects diluted EPS for the years ended December 31, 2003, 2002 and 2001.

	Net Income Attributable to Common Stock	Average Shares	Earnings per Share
	(Thousands)	(Thousands)
Year Ended December 31, 2003
Basic EPS	$1,522,059	452,037	$3.37
Dilutive effect of stock options, equity forwards, warrants, deferred compensation, and ESPP shares	—	11,298	(.08)

Diluted EPS	$1,522,059	463,335	$3.29

Year Ended December 31, 2002
Basic EPS	$780,495	462,294	$1.69
Dilutive effect of stock options, equity forwards, warrants, deferred compensation, and ESPP shares	—	12,226	(.05)

Diluted EPS	$780,495	474,520	$1.64

Year Ended December 31, 2001
Basic EPS	$372,495	477,233	$.78
Dilutive effect of stock options, equity forwards, warrants, deferred compensation, and ESPP shares	—	12,966	(.02)

Diluted EPS	$372,495	490,199	$.76

16.  Stock-Based Compensation Plans

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

        Awards under the MIP may be made in the form of stock, stock options, performance stock, and/or stock units. Awards under the ESOP may be in the form of stock, stock options and/or performance stock. Under both plans, the maximum term for stock options is 10 years and the exercise price must be equal to or greater than the market price of SLM common stock on the date of grant. The MIP is a shareholder-approved plan; the ESOP and ESPP are not shareholder-approved plans. The MIP was most recently approved by shareholders on May 16, 2002, and expires on January 23, 2008. The ESOP expires on September 18, 2007.

        Both the MIP and the ESOP provide that the vesting of stock options and performance stock awards are established at the time the awards are made by the Compensation Committee authorized to make the awards. With the exception of stock options granted to Messrs. Lord and Fitzpatrick in 2002 under the terms of their employment agreements, stock options granted to officers and management employees under the plans vest upon the Company's common stock price reaching a closing price equal to or greater than 120 percent of the exercise price for five days, but no earlier than 12 months from the grant date. In any event, all options vest upon the eighth anniversary of their grant date (fifth anniversary for options granted in 2001).

        Stock options granted to Messrs. Lord and Fitzpatrick in 2002 and 2003 vest in one-third increments when the Company's stock price is 25 percent, 33 percent and 50 percent above the fair market value of the common stock on the date of grant for five consecutive trading days, but no earlier than June 1, 2005 for options granted in 2002 and June 1, 2006 for options granted in 2003 and in any case by January 1, 2010 for options granted in 2002 and January 1, 2011 for options granted in 2003.

        Options granted to rank-and-file employees under the ESOP are time-vested only with the grants in 2002 and 2003 vesting one-half in 18 months from their grant date and the second one-half vesting 36 months from their grant date. All previously granted options to rank and file employees were vested by December 31, 2003.

        Performance stock granted under the MIP must vest over a minimum of a 12-month performance period. Performance criteria may include the achievement of any of several financial and business goals, such as earnings per share, loan volume, market share, overhead or other expense reduction, or net income.

        Employees may purchase shares of the Company's common stock under the ESPP at the end of a 24-month period at a price equal to the share price at the beginning of the 24-month period, less 15 percent, up to a maximum purchase price of $10,000.

        In order to encourage option holders to convert their interest in the Company's common stock to share ownership, the Company adopted a replacement option program in 1999. The program applies to Directors as well as officers. The replacement option program recognizes the fact that option holders typically must sell shares received through the exercise of an option to cover the exercise price. The net result of an option exercise may be that option holders' total potential investment in the Company's common stock is less after an exercise than before, causing the option holder to forego further appreciation on the sold shares and discouraging the option holder from converting his or her option position into an ownership position. Under the replacement program, the Company intends to grant new options to Directors and officers upon their exercise of existing in-the-money options in an amount equal to the number of shares needed to pay the exercise price for the option, approximately bringing the Director or officer's total potential investment in the Company's common stock back to the level in place before the exercise. Replacement options carry an exercise price equal to the fair market value of the Company's common stock on the date of their grant and vest one year from the grant date. The term of the replacement option equals the remaining term of the underlying option. The options granted to Messrs. Lord and Fitzpatrick under their employment agreements are not eligible for replacement options. Further, the Company determined that, with the exception of newly hired or promoted officers, options granted to other officers and Directors in 2003 would not be eligible for replacement options.

        Since the plans' inception to December 31, 2003, the total number of shares of the Company's common stock authorized to be issued under the MIP, the ESOP and the ESPP was 39.3 million, 63.0 million and 8.6 million shares, respectively.

        The following table summarizes the employee stock option plans for the years ended December 31, 2003, 2002 and 2001. The weighted average fair value of options granted during the year is based on a Black-Scholes option pricing model.

	Years ended December 31,
	2003		2002		2001
	Options	Average Price	Options	Average Price	Options	Average Price
Outstanding at beginning of year	43,828,155	$26.03	34,318,266	$20.25	43,004,703	$13.58
Direct options granted	10,009,627	36.18	24,134,718	29.49	16,823,622	23.92
Replacement options granted	1,184,374	37.70	1,806,270	31.21	6,950,010	23.70
Exercised	(10,833,755)	24.50	(14,316,297)	18.62	(31,158,774)	13.91
Canceled	(1,788,170)	31.02	(2,114,802)	26.24	(1,301,295)	17.55

Outstanding at end of year	42,400,231	$28.93	43,828,155	$26.03	34,318,266	$20.25

Exercisable at end of year	20,445,682	$24.51	15,222,849	$20.08	8,613,921	$14.27

Weighted-average fair value per share of options granted during the year		$6.95		$7.35		$10.42

        The following table summarizes the number, average exercise prices (which ranged from $3.52 per share to $42.15 per share) and average remaining contractual life of the employee stock options outstanding at December 31, 2003.

Exercise Prices	Options	Average Price	Average Remaining Contractual Life
Under $20	4,019,507	$14.55	5.8 Yrs.
$20-$30	20,884,716	27.02	7.8
Above $30	17,496,008	34.53	9.1

Total	42,400,231	$28.93	8.1 Yrs.

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

        The vesting of stock options is established at the time the Board makes the awards. Stock options granted in January 2001, 2002, and 2003 to Directors have been subject to the following vesting schedule: all options vest upon the Company's common stock price reaching a closing price equal to or greater than 120 percent of the exercise price for five days or the Director's election to the Board, whichever occurs later. In any event, all options vest upon the fifth anniversary of their grant date.

        As of December 31, 2003, 10.5 million shares of the Company's common stock are authorized to be issued under the Directors Stock Plan.

        The following table summarizes the Board of Directors Stock Option Plans for the years ended December 31, 2003, 2002 and 2001.

	Years ended December 31,
	2003		2002		2001
	Options	Average Price	Options	Average Price	Options	Average Price
Outstanding at beginning of year	4,412,310	$22.65	4,686,645	$18.86	5,863,113	$13.67
Direct options granted	350,625	35.20	885,000	28.67	705,000	20.66
Replacement options granted	235,882	39.42	513,087	31.30	1,885,905	24.05
Exercised	(1,036,762)	22.69	(1,612,422)	17.49	(3,767,373)	13.72
Canceled	—	—	(60,000)	28.67	—	—

Outstanding at end of year	3,962,055	$24.75	4,412,310	$22.65	4,686,645	$18.86

Exercisable at end of year	3,375,548	$22.63	3,899,223	$21.51	2,800,740	$15.37

Weighted-average fair value per share of options granted during the year		$8.93		$7.03		$9.61

        At December 31, 2003, the outstanding Board of Directors options had a weighted-average remaining contractual life of 7.2 years.

        The following table summarizes information as of December 31, 2003, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Average remaining life (years) of options outstanding	Number of securities remaining available for future issuance under equity compensation plans[1]	Types of awards issuable[2]
Equity compensation plans approved by security holders:
Directors Stock Plan	3,836,055	$25.30	7.37	2,623,602	NQ,ST
Management Incentive Plan[3]	21,015,913	29.59	8.19	3,635,822	NQ,ISO RES,RSU
Expired Plans	779,540	13.48	4.09	—	NQ,ISO

Total approved by security holders	25,631,508	28.46	7.94	6,259,424
Equity compensation plans not approved by security holders:
Employee Stock Option Plan	20,730,778	28.72	8.23	6,313,749	NQ,RES
Employee Stock Purchase Plan[4]	—	—	—	2,697,983

Total not approved by security holders	20,730,778	28.72	8.23	9,011,732

Total	46,362,286	$28.58	8.07	15,271,156

1
Excludes securities included in column (a) and excludes shares that may be issued under the replacement option program.

2
NQ (Non-Qualified Stock Option), ISO (Incentive Stock Option), RES (Restricted/Performance Stock), RSU (Restricted Stock Unit), ST (Stock Grant).

3
The Management Incentive Plan is subject to an aggregate limit of 4,500,000 shares that may be issued as Restricted Stock or Restricted Stock Units. As of December 31, 2003, 1,150,280 shares are remaining from this authority.

4
Number of shares available for issuance under the ESPP.

17.  Benefit Plans

Pension Plans

        Under the Company's qualified and supplemental pension plans, participants accrue benefits under a cash balance formula. Under the formula, each participant has an account, for record keeping purposes only, to which credits are allocated each payroll period based on a percentage of the participant's compensation for the current pay period. The applicable percentage is determined by the participant's number of years of service with the Company. If an individual participated in the Company's prior pension plan as of September 30, 1999 and met certain age and service criteria, the participant ("grandfathered participant") will receive the greater of the benefits calculated under the prior plan, which uses a final average pay plan method, or the current plan under the cash balance formula.

Qualified Plan

        The following tables provide a reconciliation of the changes in the qualified plan's benefit obligations and fair value of assets for the years ending December 31, 2003 and 2002, respectively, and a statement of the funded status as of December 31 of both years based on a December 31 measurement date:

	December 31,
	2003	2002
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$139,030	$125,648
Service cost	10,056	9,226
Interest cost	9,077	8,509
Acquisitions	—	—
Actuarial (gain)/loss	10,939	2,208
Benefits paid	(7,407)	(6,561)

Benefit obligation at end of year	161,695	139,030

Change in Plan Assets
Fair value of plan assets at beginning of year	147,189	166,239
Actual return on plan assets	35,895	(11,267)
Acquisitions	—	—
Employer contribution	10,000	—
Benefits paid	(7,407)	(6,561)
Administrative payments	(1,182)	(1,222)

Fair value of plan assets at end of year	184,495	147,189

Funded Status
Funded status at end of year	22,800	8,159
Unrecognized net actuarial (gain)/loss	(30,813)	(20,516)
Unrecognized prior service cost and transition asset	(889)	(1,365)

Accrued pension cost	$(8,902)	$(13,722)

        The accumulated benefit obligation of the qualified defined benefit plan was $151 million and $130 million at December 31, 2003 and 2002, respectively.

  Components of Net Periodic Pension Cost

        Net periodic pension cost included the following components:

	Years ended December 31,
	2003	2002	2001
Service cost — benefits earned during the period	$10,056	$9,226	$9,401
Interest cost on project benefit obligations	9,077	8,509	9,813
Expected return on plan assets	(12,833)	(16,003)	(16,111)
Net amortization and deferral	(1,121)	(3,239)	(2,446)

Net periodic pension cost (benefit)	$5,179	$(1,507)	$657

        The weighted average assumptions used to determine the projected accumulated benefit obligations and net periodic pension cost are as follows:

	December 31,
	2003	2002
Weighted-average assumptions as of December 31
Discount rate	6.25%	6.75%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%

        To develop the expected long-term rate of return on assets assumption for the portfolio, the Company considered the expected return for each asset class in proportion with the target asset allocation, selecting 8.50 percent for the expected return on plan assets.

  Plan Assets

        The weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	December 31,
	Plan Assets
	2003	2002
Asset Category
Equity securities	75%	67%
Fixed income securities	12	18
Cash equivalents	13	15

Total	100%	100%

  Investment Policy and Strategy

        The principle objectives of the asset allocation policy are to maximize return while preserving principal during a declining phase of the market cycle and to maintain cash reserves sufficient to assure timely payment of benefit obligations. The target asset allocation is 75 percent in equity securities and

25 percent in fixed income securities and cash equivalents. A maximum of 85 percent of the plan's assets can be invested in equity securities with the balance in fixed income securities and cash equivalents. Each equity fund manager follows a value oriented investment strategy. In 2003 the equity allocation was further diversified to include approximately 15 percent in small and mid-cap securities. The equity fund manager may carry cash positions between equity transactions. Currently 3 percent of the total cash position is held with equity fund managers. This cash can be invested at any time as determined by the equity manager. The remaining cash position is being held for benefit payments and in anticipation of more favorable long-term interest rates later in 2004.

  Cash Flows

        The Company does not expect to contribute to its pension plan in 2004.

Nonqualified Plans

        The Company maintains a nonqualified pension plan, the supplemental pension plan, for certain key employees as designated by the Board of Directors and a nonqualified pension plan for its Board of Directors which was frozen on December 31, 1995. The nonqualified pension plans were the only pension plans with an accumulated benefit obligation in excess of plan assets. There are no plan assets in the nonqualified plans due to the nature of the plans. The accumulated benefit obligations for these plans at December 31, 2003 and 2002 were $19 million and $17 million, respectively. At December 31, 2003, the accumulated other comprehensive income relating to these plans was $2 million. There was no accumulated other comprehensive income relating to these plans at December 31, 2002.

401(k) Plans

        The Company's 401(k) Savings Plan ("the Plan") is a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees of the Company. Participating employees may contribute up to 10 percent of eligible compensation. Up to 6 percent of these contributions are matched 100 percent by the Company after one year of service.

        In 2002, the Company acquired Pioneer Credit Recovery, Inc. ("PCR") and General Revenue Corporation ("GRC"). Their 401(k) plan designs remained unchanged. The PCR plan permits contributions up to 20 percent of eligible compensation and matches $.25 for each $1.00 of employee contributions up to the first 8 percent after one year of service. The GRC plan permits contributions up to 15 percent of eligible compensation and provides an annual discretionary match to eligible employees.

        The Company also maintains a non-qualified plan to ensure that designated participants receive the full amount of benefits to which they would have been entitled under the 401(k) Plan except for limits on compensation and contribution levels imposed by the Internal Revenue Code.

        Total expenses related to the 401(k) plans were $17 million, $14 million and $21 million in 2003, 2002 and 2001, respectively.

18.  Income Taxes

        At December 31, 2003 and 2002, the tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
	2003	2002
Deferred tax assets:
Loan origination services	$65,156	$49,885
Student loan reserves	89,336	78,407
In-substance defeasance transactions	27,885	27,055
Securitization transactions	—	49,708
Accrued expenses not currently deductible	51,531	43,826
Unearned revenue	31,260	30,214
Partnership income	34,383	30,995
Warrants issuance	65,498	—
Unrealized investment gains	209,038	88,960
Other	68,552	40,974

Total deferred tax assets	642,639	440,024

Deferred tax liabilities:
Leases	233,236	254,818
Securitization transactions	121,888	—
Depreciation/amortization	28,602	42,270
Additional tax deductible expenses	14,445	—
Other	20,934	6,776

Total deferred tax liabilities	419,105	303,864

Net deferred tax assets	$223,534	$136,160

        A valuation allowance has not been established against the Company's deferred tax assets since the Company has determined that it is more likely than not that all such tax assets will be realized in the future.

        Included in the net deferred tax asset is $65,498 attributable to the tax effect of future tax deductions arising from the favorable settlement during 2003 with the IRS regarding the proper tax treatment of certain SLM warrants issued in connection with the Company's 1997 reorganization. The benefit for this deferred tax asset was credited directly to additional paid-in capital pursuant to SFAS No. 123.

        Also included in the net deferred tax asset is the tax effect of unrealized gains or losses recorded directly to accumulated other comprehensive income.

        Reconciliations of the statutory U.S. federal income tax rates to the Company's effective tax rate follow:

	Years ended December 31,
	2003	2002	2001
Statutory rate	35.0%	35.0%	35.0%
Tax exempt interest	(.3)	(0.6)	(1.6)
Equity forward contracts	1.1	—	—
State tax, net of federal benefit	.3	.6	1.6
Goodwill	—	—	1.1
Credits	(.4)	(.7)	(1.5)
Other, net	—	1.0	1.6

Effective tax rate	35.7%	35.3%	36.2%

        Income tax expense for the years ended December 31, 2003, 2002, and 2001 consists of:

	December 31,
	2003	2002	2001
Current provision/(benefit):
Federal	$684,065	$567,483	$441,809
State	27,400	11,280	10,145

Total current provision/(benefit)	711,465	578,763	451,954
Deferred provision/(benefit):
Federal	87,086	(146,848)	(228,632)
State	(19,171)	(512)	—

Total deferred provision/(benefit)	67,915	(147,360)	(228,632)

Provision for income tax expense	$779,380	$431,403	$223,322

19.  Quarterly Financial Information (unaudited)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$346,218	$354,168	$333,473	$292,510
Less: provision for losses	42,545	36,449	41,695	26,791

Net interest income after provision for losses	303,673	317,719	291,778	265,719
Derivative market value adjustment	(119,063)	(205,295)	91,041	(4,498)
Other income	637,996	651,453	355,817	404,500
Operating expenses	179,365	189,867	184,205	254,434
Income taxes	226,692	201,316	204,514	146,858
Cumulative effect of accounting change	—	—	129,971	—

Net income	416,549	372,694	479,888	264,429
Preferred stock dividends	2,875	2,875	2,875	2,876

Net income attributable to common stock	$413,674	$369,819	$477,013	$261,553

Basic earnings per common share, after cumulative effect of accounting change	$.91	$.82	$1.06	$.58

Diluted earnings per common share, after cumulative effect of accounting change	$.88	$.80	$1.04	$.57

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$392,101	$394,401	$342,884	$295,081
Less: provision for losses	20,237	27,550	34,771	34,066

Net interest income after provision for losses	371,864	366,851	308,113	261,015
Derivative market value adjustment	18,603	(406,005)	(536,929)	(157,769)
Other income	430,845	402,751	297,406	556,426
Operating expenses	166,801	167,942	174,309	180,720
Income taxes	232,167	69,654	(43,340)	172,922

Net income (loss)	422,344	126,001	(62,379)	306,030
Preferred stock dividends	2,875	2,875	2,875	2,876

Net income (loss) attributable to common stock	$419,469	$123,126	$(65,254)	$303,154

Basic earnings (loss) per common share	$.90	$.27	$(.14)	$.66

Diluted earnings (loss) per common share	$.88	$.26	$(.14)	$.64

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$197,021	$299,080	$254,478	$375,328
Less: provision for losses	13,599	13,271	15,299	23,822

Net interest income after provision for losses	183,422	285,809	239,179	351,506
Derivative market value adjustment	(221,991)	(52,805)	(655,531)	(75,206)
Other income	259,256	377,348	310,937	323,118
Operating expenses	167,373	170,267	184,113	185,901
Income taxes	20,839	155,617	(98,656)	145,522
Minority interest in net earnings of subsidiary	2,674	2,673	2,673	2,050

Net income (loss)	29,801	281,795	(193,545)	265,945
Preferred stock dividends	2,875	2,875	2,875	2,875

Net income (loss) attributable to common stock	$26,926	$278,920	$(196,420)	$263,070

Basic earnings (loss) per common share	$.06	$.58	$(.42)	$.56

Diluted earnings (loss) per common share	$.05	$.56	$(.42)	$.56

APPENDIX A

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder of
Student Loan Marketing Association:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholder's equity and cash flows present fairly, in all material respects, the financial position of Student Loan Marketing Association and its subsidiaries ("SLMA") at December 31, 2003 and December 31, 2002 and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of SLMA's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of SLMA for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 16, 2002.

PricewaterhouseCoopers LLP
McLean, VA
February 27, 2004

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

Arthur Andersen LLP

Vienna, VA
January 16, 2002

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	December 31, 2003	December 31, 2002
Assets
Federally insured student loans (net of allowance for losses of $16,828 and $31,719, respectively)	$19,525,315	$34,189,249
Private Credit Student Loans (net of allowance for losses of $13,150 and $77,425, respectively)	1,026,234	2,629,635
Academic facilities financings and other loans	691,303	895,582
Investments
Trading	—	175
Available-for-sale	2,535,163	3,331,670
Other	115,834	452,095

Total investments	2,650,997	3,783,940
Cash and cash equivalents	324,525	180,017
Restricted cash	444,922	230,486
Retained Interest in securitized receivables	—	2,068,076
Other assets	685,268	1,688,803

Total assets	$25,348,564	$45,665,788

Liabilities
Short-term borrowings	$16,946,615	$24,404,636
Long-term notes	4,781,606	16,446,818
Other liabilities	1,773,330	2,528,563

Total liabilities	23,501,551	43,380,017

Commitments and contingencies
Stockholder's equity
Common stock, par value $.20 per share, 250,000 shares authorized: 6,001 shares issued and outstanding	1,200	1,200
Additional paid-in capital	338,793	298,788
Accumulated other comprehensive income (net of tax of $112,657 and $355,949, respectively)	209,221	661,049
Retained earnings	1,297,799	1,324,734

Total stockholder's equity	1,847,013	2,285,771

Total liabilities and stockholder's equity	$25,348,564	$45,665,788

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Years ended December 31,
	2003	2002	2001
Interest income:
Federally insured student loans	$1,432,173	$2,004,289	$2,386,662
Private Credit Student Loans	91,951	287,309	324,276
Academic facilities financings and other loans	42,845	64,096	96,886
Investments	107,589	139,266	348,633

Total interest income	1,674,558	2,494,960	3,156,457
Interest expense:
Short-term debt	378,086	553,824	1,467,453
Long-term debt	302,515	535,027	586,208

Total interest expense	680,601	1,088,851	2,053,661

Net interest income	993,957	1,406,109	1,102,796
Less: provision for losses	40,271	91,567	50,191

Net interest income after provision for losses	953,686	1,314,542	1,052,605

Other income:
Gains on student loan securitizations	500,904	295,261	75,199
Securitization revenue	284,653	561,533	491,649
Gains on sales to SLM Corporation	2,264,818	163,239	—
Gains on sales of student loans	—	1,873	190
(Losses) gains on sales of securities, net	(8,980)	16	3,512
Derivative market value adjustment	(161,470)	(992,955)	(1,005,533)
Other	56,460	125,376	95,299

Total other income (loss)	2,936,385	154,343	(339,684)

Operating expenses:
Related party agreements	276,281	224,994	192,620
Other	(19,601)	28,184	69,329

Total operating expenses	256,680	253,178	261,949

Income before income taxes	3,633,391	1,215,707	450,972
Income taxes:
Current	1,270,898	521,526	385,400
Deferred	(12,061)	(107,588)	(234,921)

Total income taxes	1,258,837	413,938	150,479

Net income	2,374,554	801,769	300,493
Preferred stock dividends	—	—	14,074

Net income attributable to common stock	$2,374,554	$801,769	$286,419

Basic and diluted earnings per common share	$396	$134	$790

Average common shares outstanding and common equivalent shares outstanding	6,001,000	6,001,000	362,644

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Dollars in thousands, except share and per share amounts)

		Common Stock Shares					Accumulated Other Comprehensive Income (Loss)
	Preferred Stock Shares			Preferred Stock	Common Stock	Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity
		Issued	Outstanding
Balance at December 31, 2000	4,277,850	1,000	1,000	$313,883	$—	$—	$311,841	$485,584	$1,111,308
Comprehensive income:
Net Income								300,493	300,493
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax							408,909		408,909
Change in unrealized gains (losses) on derivatives, net of tax							(50,334)		(50,334)

Comprehensive income									659,068
Cash dividends:
Preferred								(14,074)	(14,074)
Common								(226,966)	(226,966)
Issuance of common shares		6,000,000	6,000,000		1,200				1,200
Proceeds in excess of par value from issuance of common shares						298,800			298,800
Repurchase of preferred shares	(4,277,850)			(313,883)					(313,883)

Balance at December 31, 2001	—	6,001,000	6,001,000	$—	$1,200	$298,800	$670,416	$545,037	$1,515,453
Comprehensive income:
Net income								801,769	801,769
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax							(41,250)		(41,250)
Change in unrealized gains (losses) on derivatives, net of tax							31,883		31,883

Comprehensive income									792,402
Dividends:
Leveraged leases								(22,072)	(22,072)
Repurchase of preferred shares						(12)			(12)

Balance at December 31, 2002	—	6,001,000	6,001,000	$—	$1,200	$298,788	$661,049	$1,324,734	$2,285,771
Comprehensive income:
Net income								2,374,554	2,374,554
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax							(459,458)		(459,458)
Change in unrealized gains (losses) on derivatives, net of tax							7,630		7,630

Comprehensive income									1,922,726
Dividends:
Insurance and benefit plan related investments								(346,263)	(346,263)
Student loans								(2,055,226)	(2,055,226)
Contribution of AMS from SLM Corporation						40,005			40,005

Balance at December 31, 2003	—	6,001,000	6,001,000	$—	$1,200	$338,793	$209,221	$1,297,799	$1,847,013

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years ended December 31,
	2003	2002	2001
Operating activities
Net income	$2,374,554	$801,769	$300,493
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on student loan securitizations	(500,904)	(295,261)	(75,199)
Gains on sales of student loans	—	(1,873)	(190)
Gains on sales of student loans to SLM Corporation	(2,264,818)	(163,239)	—
Losses (gains) on sales of securities	8,980	(16)	(3,512)
Unrealized derivative market value adjustment	(518,247)	122,755	452,425
Provision for losses	40,271	91,567	50,191
Decrease (increase) in restricted cash	5,705	(28,455)	174,602
Decrease (increase) in accrued interest receivable	93,220	95,497	(124,486)
Decrease in accrued interest payable	(62,822)	(39,615)	(33,992)
Decrease (increase) in Retained Interest in securitized receivables	28,528	119,896	(156,827)
Decrease in other assets	1,005,921	67,636	361,741
Increase (decrease) in other liabilities	472,699	(261,895)	54,481

Total adjustments	(1,691,467)	(293,003)	699,234

Net cash provided by operating activities	683,087	508,766	999,727

Investing activities
Student loans acquired	(14,672,797)	(13,886,996)	(12,428,887)
Loans acquired through trust consolidation	(5,214,686)	(4,121,395)	(1,305,068)
Reduction of student loans:
Installment payments	2,986,754	3,532,017	4,038,680
Claims and resales	570,890	628,396	621,261
Proceeds from securitization of student loans	10,027,232	13,103,590	6,531,106
Proceeds from sales of student loans	38,362	54,754	142,808
Proceeds from sales of student loans to SLM Corporation	5,584,349	3,311,742	—
Academic facilities financings and other loans made	(227,579)	(478,017)	(1,099,419)
Academic facilities financings and other loans repayments	425,868	1,352,485	1,173,914
Purchases of available-for-sale securities	(2,412,766)	(6,867,948)	(24,816,102)
Proceeds from sales and maturities of available-for-sale securities	3,117,523	7,270,159	25,008,177
Purchases of other securities	(281,154)	16,263	(262,573)
Proceeds from sales and maturities of other securities	271,152	260,512	237,672
Proceeds from sale of Retained Interest in securitized receivables to SLM Corporation	2,055,202	—	—
Proceeds from sale of Variable Interest Entity to SLM Corporation, net of cash	1,505,802	—	—

Net cash provided by (used in) investing activities	3,774,152	4,175,562	(2,158,431)

Financing activities
Short-term borrowings issued	755,836,371	673,002,151	695,623,339
Short-term borrowings repaid	(763,955,656)	(674,004,409)	(702,919,851)
Long-term notes issued	4,756,710	15,070,627	17,940,638
Long-term notes repaid	(17,392,461)	(18,805,003)	(9,095,001)
Long-term notes issued by Variable Interest Entity	16,442,305	—	—
Stock issued	—	—	300,000
Preferred stock repurchased	—	(12)	(313,883)
Common dividends paid	—	—	(226,966)
Preferred dividends paid	—	—	(14,074)

Net cash (used in) provided by financing activities	(4,312,731)	(4,736,646)	1,294,202

Net increase (decrease) in cash and cash equivalents	144,508	(52,318)	135,498
Cash and cash equivalents at beginning of year	180,017	232,335	96,837

Cash and cash equivalents at end of year	$324,525	$180,017	$232,335

Cash disbursements made for:
Interest	$651,177	$1,549,706	$2,102,955

Income taxes	$389,894	$553,200	$350,900

Noncash items:
Dividend of FFELP Stafford/PLUS student loans to SLM Corporation	$(2,055,226)	$—	$—

Dividend of insurance and benefit plan related investments to SLM Corporation	$(346,263)	$—	$—

Dividend leveraged leases, net to SLM Corporation	$—	$(22,072)	$—

Contribution of AMS from SLM Corporation	$40,005	$—	$—

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

        In 1997, pursuant to the Student Loan Marketing Association Reorganization Act of 1996 (the "Privatization Act"), SLM Corporation ("the Company") transferred all personnel and certain assets of the GSE to the Company or other non-GSE affiliates. As a consequence, the Company manages the operations of the GSE through a management services agreement. The Company also services the majority of the GSE's student loans under a servicing agreement between the GSE and Sallie Mae, Inc., a wholly owned non-GSE subsidiary of SLM Corporation which includes the division of Sallie Mae Servicing. The GSE also makes secured loans (lines of credit) to providers of education credit, and provides financing to educational institutions for their physical plant and equipment (academic facilities financings).

        Under the Privatization Act, the GSE must wind down its operations and dissolve on or before September 30, 2008, and until the GSE is dissolved, the Privatization Act places a number of limitations on the GSE. Management, however, plans to accelerate the Wind-Down of the GSE to no later than June 2006 and is well ahead of the periodic milestones. Any GSE debt obligations outstanding at the date of dissolution are required to be defeased through creation of a fully collateralized trust, consisting of U.S. government or agency obligations with cash flows matching the interest and principal obligations of the defeased debt. Also upon the GSE's dissolution, all of its remaining assets will transfer to the Company. This dissolution plan and defeasance plan is dependent on many factors including the ability of the Company to acquire the GSE's assets and provide the GSE with cash or assets to defease the debt. The Privatization Act further requires that SLMA's outstanding adjustable rate cumulative preferred stock be redeemed on September 30, 2008 or at such earlier time when SLMA is dissolved. The GSE redeemed its Series A Adjustable Rate Cumulative Preferred Stock and its Series B Cumulative Preferred Stock, its only outstanding preferred stock, in the fourth quarter of 2001. Also upon the GSE's dissolution, all of its remaining assets will transfer to SLM Corporation or one of its non-GSE subsidiaries. This dissolution plan and defeasance plan is dependent on many factors including the ability of SLM Corporation to acquire the GSE's assets and provide the GSE with cash or assets to defease the debt.

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

2.  Significant Accounting Policies

Basis of Accounting

        The financial statements of SLMA have been prepared under a going concern basis of accounting as SLMA continues to conduct its operations and has not entered into a complete liquidation phase.

Loans

        Loans, consisting of federally insured student loans, Private Credit Student Loans, student loan participations, lines of credit, academic facilities financings, and other private loans are carried at amortized cost which, for student loans, includes unamortized premiums and unearned purchase discounts.

        For non-guaranteed loans, SLMA places a loan on non-accrual status when the collection of contractual principal and interest is 212 days past due. Loans continue to accrue interest until 212 days past due, including throughout any forbearance periods. FFELP loans are guaranteed as to both principal and interest, and therefore continue to accrue interest until such time that they are paid by the guarantor.

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

        In evaluating the adequacy of the allowance for losses on the Private Credit Student Loan portfolio, SLMA considers several factors including: the credit profile of the borrower and/or co-borrower, loans in repayment versus those in a non-paying status, months of repayments, delinquency status, type of program and trends in defaults in the portfolio based on SLMA and industry data. (See also Note 4.)

        For the federally insured loan portfolios, SLMA considers trends in student loan claims rejected for payment by guarantors and the amount of FFELP loans subject to two percent Risk Sharing. The allowance is based on periodic evaluations of its loan portfolios considering past experience, changes to federal student loan programs, current economic conditions and other relevant factors. The allowance is maintained at a level that management believes is adequate to provide for estimated probable credit losses inherent in the loan portfolio. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant changes.

Cash and Cash Equivalents

        Cash and cash equivalents includes term federal funds and bank deposits with original terms to maturity of less than three months.

Restricted Cash

        Restricted cash includes amounts restricted as collateral for certain on-balance sheet student loan trusts.

Investments

        Investments are held to provide liquidity and to serve as a source of short-term income. The majority of SLMA's investments are classified as available-for-sale and such securities are carried at market value, with the after-tax unrealized gain or loss carried as a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts.

Interest Expense

        Interest expense is based upon contractual interest rates adjusted for the amortization of debt issuance costs and premiums and the accretion of discounts. SLMA's interest expense may also be adjusted for net payments/receipts related to derivative instruments, which include interest rate swap agreements and interest rate futures contracts, qualifying as hedges under generally accepted accounting principles in the United States ("GAAP"). Interest expense also includes the amortization of deferred gains and losses on closed hedge transactions which qualify as cash flow hedges.

Securitization Accounting

        To meet the sale criteria of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishements of Liabilities—a Replacement of SFAS No. 125," SLMA's securitizations use a two-step structure with a qualifying special purpose entity ("QSPE") that legally isolates the transferred assets from SLMA, even in the event of bankruptcy. Transactions receiving sale treatment are also structured to ensure that the holders of the beneficial interests issued by the QSPE are not constrained from pledging or exchanging their interests, and that SLMA does not maintain effective control over the transferred assets. If these criteria are not met, then the transaction is accounted for as an on-balance sheet secured borrowing. SLMA assesses the financial structure of each securitization to determine whether the trust or other securitization vehicle meets the sale criteria defined in SFAS No. 140 and accounts for the transaction accordingly.

Retained Interest

        The Residual Interest results from securitizations of student loans that are accounted for off-balance sheet. For these transactions, SLMA records a Retained Interest which includes a Residual Interest plus reserve and other cash accounts. For transactions receiving sale treatment, SLMA recognizes a gain on student loan securitizations on the consolidated statements of income. This gain is based upon the difference between the allocated cost basis of the assets sold and the relative fair value of the assets received. SLMA sold its Retained Interest in its securitizations to SLM Corporation on September 30, 2003 (see Note 8). As SLMA continues to engage in securitizations that are accounted for off-balance sheet, it intends to sell the Retained Interest to SLM Corporation at or shortly after the settlement date of the transaction.

Derivative Accounting

        SLMA accounts for its derivatives, which include interest rate swaps, interest rate futures contracts, interest rate cap contracts and Floor Income Contracts in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. SLMA determines fair value for its derivative contracts using pricing models that consider current market conditions and the contractual terms of the derivative contract. These factors include interest rates, time value, yield curve and volatility factors. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results.

        Some of SLMA's derivatives, mainly interest rate swaps hedging the fair value of fixed rate assets and liabilities and certain Eurodollar futures contracts, qualify as effective hedges under SFAS No. 133. For these derivatives, the relationship between the hedging instrument and the hedged items (including the hedged risk and method for assessing effectiveness), as well as the risk management objective and strategy for undertaking various hedge transactions at the inception of the hedging relationship is documented. Each derivative is designated to either a specific asset or liability on the balance sheet or expected future cash flows, and designated as either a fair value or a cash flow hedge. Fair value hedges are designed to hedge SLMA's exposure to changes in fair value of a fixed rate asset or liability ("fair value" hedge), while cash flow hedges are designed to hedge SLMA's exposure to variability of either a floating rate asset's or liability's cash flows or expected fixed rate debt issuance ("cash flow" hedge). For effective fair value hedges, both the hedge and the hedged item (for the risk being hedged) are marked-to-market with any difference recorded immediately in the income statement. For cash flow hedges, the effective change in the fair value of the derivative is deferred in other comprehensive income, net of tax, and recognized in earnings in the same period as the earnings effects of the hedged item. The assessment of the hedge's effectiveness is performed at inception and on an ongoing basis, at least quarterly. When it is determined that a derivative is not currently an effective hedge or it will not be one in the future, SLMA discontinues the hedge accounting prospectively and ceases recording changes in the fair value of the hedged item.

        SLMA also has a number of derivatives, primarily Floor Income Contracts, certain Eurodollar futures contracts and certain basis swaps, that SLMA believes are effective economic hedges, but are not considered effective hedges under SFAS No. 133. They are considered ineffective under SFAS No. 133 because they are hedging only a portion of the term of the underlying risk, hedging an off-balance sheet financial instrument or, in the case of the Floor Income Contracts, they are written options which under SFAS No. 133 have a more stringent effectiveness hurdle to meet. These derivatives are classified as "trading" for GAAP purposes and as a result they are marked-to-market through GAAP earnings with no consideration for the price fluctuation of the hedged item. Due to the Wind Down of the GSE, SLMA holds basis swaps and Floor Income Contracts that are hedging assets that were sold to SLM Corporation or its subsidiaries. Such contracts are accounted for as trading assets.

        Net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions ("realized derivative market value adjustment") that do not qualify as hedges under SFAS No. 133 are included as realized gains and losses in the derivative market value adjustment on the income statement. As a result, the derivative market value adjustment includes both the unrealized changes in the fair value of SLMA's derivatives as well as the realized changes in fair value related to derivative net settlements and dispositions.

Earnings per Common Share

        Basic earnings per common share ("Basic EPS") are calculated using the weighted average number of shares of common stock outstanding during each period. SLMA has no potentially dilutive shares.

Income Taxes

        Income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes." The asset and liability approach underlying SFAS No 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of SLMA's assets and liabilities. To the extent tax laws change, deferred tax assets and liabilities are adjusted in the period that the tax change is enacted. SLMA provides for its taxes pursuant to a tax sharing arrangement with SLM Corporation and periodically settles accounts which are currently receivable or payable.

        "Income tax expense" includes (i) deferred tax expense, which represents the net change in the deferred tax asset or liability balance during the year plus any change in a valuation allowance, and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a tax authority plus amounts accrued for expected tax deficiencies (including both tax and interest).

        In accordance with SFAS No. 5, "Accounting for Contingencies," SLMA records a reserve for expected controversies with the Internal Revenue Service and various state taxing authorities when it is deemed that deficiencies arising from such controversies are probable and reasonably estimable. This reserve includes both tax and interest on these deficiencies.

Consolidation

        The consolidated financial statements include the accounts of SLMA and its subsidiaries, after eliminating intercompany accounts and transactions. As further discussed in Note 8, SLMA does not consolidate QSPEs created for securitization purposes in accordance with SFAS No. 140. Currently, SLMA consolidates all other special purpose entities.

Use of Estimates

        SLMA's financial reporting and accounting policies conform to GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Key accounting policies that include significant judgments and estimates include securitization accounting, valuation of the Retained Interest, provision for loan losses, Floor Income Contracts and derivative accounting.

Reclassifications

        A recent interpretation of SFAS No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions that do not qualify as hedges under SFAS No. 133 to be included in the derivative market value adjustment on the income statement. The table below summarizes these derivative reclassifications for the years ended December 31, 2002 and 2001.

	Years ended December 31,
	2002	2001
Reclassification of realized derivative market value adjustments:
Settlement expense on Floor Income Contracts reclassified from student loan income	$(417)	$(232)
Settlement expense on Floor Income Contracts reclassified from servicing and securitization income	(123)	(51)
Net settlement income/expense on interest rate swaps reclassified from net interest income	1	(20)
Net settlement income/expense on interest rate swaps reclassified from servicing and securitization income	(86)	(70)
Realized gain/loss on closed Eurodollar futures contracts and terminated derivative contracts	(245)	(180)

Total reclassifications to the derivative market value adjustment	(870)	(553)
Add: Unrealized derivative market value adjustment	(123)	(453)

Derivative market value adjustment	$(993)	$(1,006)

        Certain other reclassifications have been made to the balances as of and for the years ended December 31, 2002 and 2001, to be consistent with classifications adopted for 2003.

Recently Issued Accounting Pronouncements

  Guarantor's Guarantees of Indebtedness of Others

        In November 2002, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of the of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 and were implemented in SLMA's financial statements for the year ended December 31, 2003. Implementation of FIN No. 45 did not have a material impact on the SLMA's financial position, results of operations or cash flows.

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

        In December 2003, the FASB issued FIN No. 46 (Revised) "Consolidation of Variable Interest Entities" ("FIN No. 46R"), which provides further guidance on the accounting for VIEs. As permitted by FIN No. 46R, and described above, SLMA applied the provisions of FIN No. 46 as of December 31, 2003. SLMA reviewed all of its off-balance sheet asset-backed securitizations to determine if they should be consolidated on-balance sheet. Based on this review, all existing off-balance sheet securitizations still met the definition of QSPEs as defined in SFAS No. 140, and will continue to not be consolidated. In addition, SLMA's accounting treatment for its on-balance sheet Consolidation Loan securitizations is not affected by FIN No. 46 as SLMA previously concluded that such transactions should be consolidated. SLMA's implementation of FIN No. 46 does not have a material effect on its consolidated financial statements.

3.  Student Loans

        SLMA purchases student loans under two federally sponsored programs—the FFELP and the Health Education Assistance Loan Program ("HEAL") and also purchases Private Credit Student Loans.

        The FFELP is subject to comprehensive reauthorization every five years and to frequent statutory and regulatory changes. The most recent reauthorization was the Higher Education Amendments of 1998.

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

        The estimated average remaining term of student loans in SLMA's portfolio was approximately 8.8 years and 7.8 years at December 31, 2003 and 2002 respectively. The following table reflects the distribution of SLMA's student loan portfolio by program.

	December 31,
	2003	2002
FFELP — Stafford	$9,932,484	$10,942,667
FFELP — PLUS/SLS	956,510	1,021,970
FFELP — Consolidation Loans	8,551,410	20,807,304
Private Credit	1,039,384	2,707,060
HEAL[1]	101,739	1,449,027

Subtotal	20,581,527	36,928,028
Allowance for loan losses	(29,978)	(109,144)

Total student loans, net	$20,551,549	$36,818,884

1
The HEAL program was integrated into the FFELP in 1998, so there are no new originations under that program.

        As of December 31, 2003 and 2002, 75 and 89 percent, respectively, of SLMA's on-balance sheet student loan portfolio was in repayment.

        SLMA's FFELP loans are insured against the borrower's default, death, disability or bankruptcy. Insurance on FFELP loans is provided by certain state or non-profit guarantee agencies, which are reinsured by the federal government. FFELP loans originated prior to October 1, 1993 are reinsured 100 percent by the federal government, while FFELP loans originated after October 1, 1993, except in cases of death, disability and bankruptcy which are 100 percent insured, are reinsured for 98 percent of their unpaid balance resulting in two percent Risk Sharing for holders of these loans. At December 31, 2003 and 2002, SLMA owned $3.5 billion and $3.8 billion of 100 percent reinsured FFELP loans, and

$16.0 billion and $29.0 billion of 98 percent reinsured loans, respectively. HEAL loans are directly insured 100 percent by the federal government.

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

        In addition to federal loan programs, which place statutory limits on per year and total borrowing, SLMA offers a variety of Private Credit Student Loans. Private Credit Student Loans are primarily education-related student loans to students attending post-secondary educational institutions or career training institutions. To the extent that these loans are not privately insured by SLM Corporation's wholly owned subsidiary, the Hemar Insurance Corporation of America ("HICA"), SLMA bears the full risk of any losses experienced in the non-insured Private Credit Student Loan portfolio, and as a result these loans are underwritten and priced based upon standardized consumer credit scoring criteria. In addition, students who do not meet SLMA's minimum underwriting standards are required to obtain a credit-worthy co-borrower. At December 31, 2003, SLMA had $1.0 billion of Private Credit Student Loans outstanding or 5 percent of its total student loan portfolio.

4.  Allowance for Student Loan Losses

        The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the student loan portfolios. The allowance for Private Credit Student Loan losses is an estimate of losses in the portfolio at the balance sheet date that will be charged off in subsequent periods. SLMA estimates its losses using historical data from its Private Credit Student Loan portfolios, extrapolations of FFELP loan loss data, current trends and relevant industry information. As SLMA's Private Credit Student Loan portfolios continue to mature, more reliance is placed on SLMA's own historic Private Credit Student Loan charge-off and recovery data. Accordingly, during the fourth quarter, SLMA revised its expected default assumptions to further align the allowance estimate with its collection experience and the terms and policies of the individual Private Credit Student Loan programs. SLMA uses this data in internally developed models to estimate the amount of losses, net of subsequent collections, projected to occur in the Private Credit Student Loan portfolios.

        When calculating the Private Credit Student Loan loss reserve, SLMA divides the portfolio into categories of similar risk characteristics based on loan program type, underwriting criteria, existence or absence of a co-borrower, repayment begin date and repayment status. SLMA then applies default and collection rate projections to each category. The repayment begin date indicates when the borrower is required to begin repaying their loan. SLMA's Private Credit Student Loan programs do not require the borrowers to begin repayment until they have graduated or otherwise left school. Consequently, the loss estimates for these programs are minimal while the borrower is in school. At December 31, 2003, 70 percent of the principal balance in the Private Credit Student Loan portfolio relates to borrowers who are still in-school (not required to make payments). As the current portfolio ages, an increasing percentage of the borrowers will leave school and be required to begin payments on their loans. The allowance for losses will increase accordingly with the increasing percentage of borrowers in repayment.

        SLMA's loss estimates include losses to be incurred over the loss confirmation period, which is the period of the highest concentration of defaults. The loss confirmation period is 2 years for career training loans beginning when the loan is originated and 5 years for higher education loans beginning when the borrower leaves school. SLMA's collection policies allow for periods of nonpayment for borrowers experiencing temporary difficulty meeting payment obligations (typically, very early in the repayment term when they are starting their career). This is referred to as forbearance status. At December 31, 2003, 1 percent of the Private Credit Student Loan portfolio was in forbearance status. The loss confirmation period is in alignment with SLMA's typical collection cycle and SLMA considers these periods of nonpayment.

        Private Credit Student Loan principal and accrued interest is charged off against the allowance at 212 days delinquency. Private Credit Student Loans continue to accrue interest until they are charged off and removed from the active portfolio. Recoveries on loans charged off are recorded directly to the reserve.

        Accordingly, the evaluation of the provision for loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. SLMA believes that the allowance for loan losses is adequate to cover probable losses in the student loan portfolio.

        The table below shows SLMA's Private Credit Student Loan delinquency trends as of December 31, 2003, 2002 and 2001. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	December 31,
	2003		2002		2001
(Dollars in millions)
	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment[1]	$836		$1,458		$1,500
Loans current in forbearance[2]	14		208		329
Loans in repayment and percentage of each status:
Loans current	166	88%	933	90%	2,356	90%
Loans delinquent 30-59 days[3]	7	4	46	4	106	4
Loans delinquent 60-89 days	5	2	21	2	47	2
Loans delinquent 90 days or greater	11	6	41	4	95	4

Total Private Credit Student Loans in repayment	189	100%	1,041	100%	2,604	100%

Total Private Credit Student Loans	1,039		2,707		4,433
Private Credit Student Loan allowance for losses	(13)		(77)		(135)

Private Credit Student Loans, net	$1,026		$2,630		$4,298

Percentage of Private Credit Student Loans in repayment	18%		38%		59%

Delinquencies as a percentage of private credit student loans in repayment	12%		10%		10%

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

        The following table summarizes changes in the allowance for student loan losses for Private Credit and federally insured student loan portfolios for the years ended December 31, 2003, 2002, and 2001, respectively.

	Years ended December 31,
	2003	2002	2001
Balance at beginning of year	$109,144	$175,959	$141,266
Additions
Provisions for student loan losses	40,271	91,567	60,791
Recoveries	4,434	7,001	6,611
Deductions
Reductions for student loan sales and securitizations	(108,320)	(84,005)	(13,608)
Charge-offs	(14,049)	(69,431)	(38,871)
Other	(1,502)	(11,947)	19,770

Balance at end of year	$29,978	$109,144	$175,959

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

5.  Investments

        A summary of investments at December 31, 2003 and 2002 follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Trading
U.S. Treasury and other U.S. government agencies obligations
U.S. Treasury securities (Rabbi Trust)	$—	$—	$—	$—

Total investment securities trading	$—	$—	$—	$—

Available-for-sale
U.S. Treasury and other U.S. government agencies obligations
U.S. Treasury securities	$1,199,523	$505,102	$—	$1,704,625
State and political subdivisions of the U.S.
Student loan revenue bonds	79,282	1,568	(16)	80,834
Asset-backed and other securities
Asset-backed securities	733,077	2,115	(14)	735,178
Guaranteed Investment Contracts	14,326	230	(30)	14,526

Total investment securities available-for-sale	$2,026,208	$509,015	$(60)	$2,535,163

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Trading
U.S. Treasury and other U.S. government agencies obligations
U.S. Treasury securities (Rabbi Trust)	$153	$22	$—	$175

Total investment securities trading	$153	$22	$—	$175

Available-for-sale
U.S. Treasury and other U.S. government agencies obligations
U.S. Treasury securities	$1,135,396	$596,632	$—	$1,732,028
State and political subdivisions of the U.S.
Student loan revenue bonds	91,376	2,417	—	93,793
Asset-backed and other securities
Asset-backed securities	1,487,688	1,926	(227)	1,489,387
Guaranteed Investment Contracts	14,953	282	(30)	15,205
Other	1,249	8	—	1,257

Total investment securities available-for-sale	$2,730,662	$601,265	$(257)	$3,331,670

        As of December 31, 2003 and 2002, $220 million and $256 million, respectively, of the net unrealized gain related to available-for-sale investments was included in accumulated other comprehensive income.

        Of the total available-for-sale securities outstanding as of December 31, 2003, $156 million (fair value) has been pledged as collateral.

        SLMA sold available-for-sale securities with a fair value of $11 million, $6.8 billion and $2.8 billion for the years ended December 31, 2003, 2002 and 2001, respectively. These sales resulted in no gross realized gains for the year ended December 31, 2003, and gross realized gains of $1 million and $3 million for the years ended December 31, 2002 and 2001, respectively. There were no gross realized losses in 2003, 2002 or 2001.

        As of December 31, 2003, the stated maturities for investment fair value are shown in the following table:

	December 31, 2003
Year of Maturity	Available- for-Sale Stated Maturity	Other Stated Maturity
2004	$219,091	$—
2005	118,131	—
2006	381,687	—
2007	770,697	—
2008	543,983	—
2009-2013	443,478	115,834
After 2013	58,096	—

Total	$2,535,163	$115,834

        Included in SLMA's December 31, 2001 balances of available-for-sale assets were investments in leveraged leases of $296 million. At September 30, 2002, SLMA transferred its $22 million net investment in leveraged leases at book value through a non-cash dividend to SLM Corporation. At December 31, 2003 and 2002, SLMA held other investments of $116 million and $452 million, respectively, of which $0 million and $343 million were insurance related.

6.  Short-Term Borrowings

        Short-term borrowings have an original or remaining term to maturity of one year or less. The following tables summarize outstanding short-term notes at December 31, 2003, 2002 and 2001, the weighted average stated interest rates at the end of each period, and the related average balances and weighted average stated interest rates during the periods.

	December 31, 2003		Year ended December 31, 2003
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Six month floating rate notes	$2,724,669	0.97%	$2,987,643	1.09%
Other floating rate notes	281,367	0.95	904,497	0.99
Discount notes	3,376,440	0.96	8,338,001	1.16
Fixed rate notes	—	—	602,527	2.34
Short-term portion of long-term notes	10,564,139	3.60	11,410,671	2.69

Total short-term borrowings	$16,946,615	2.61%	$24,243,339	1.90%

Maximum outstanding at any month end	$27,923,529

	December 31, 2002		Year ended December 31, 2002
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Six month floating rate notes	$2,999,631	1.25%	$3,006,177	1.71%
Other floating rate notes	2,333,502	1.17	2,610,177	1.69
Discount notes	7,029,037	1.75	10,586,685	1.95
Fixed rate notes	1,649,969	2.35	1,693,771	2.79
Securities sold — not yet purchased and repurchase agreements	—	—	146,500	1.68
Short-term portion of long-term notes	10,392,497	1.91	10,661,250	2.27

Total short-term borrowings	$24,404,636	1.74%	$28,704,560	2.07%

Maximum outstanding at any month end	$32,097,569

	December 31, 2001		Year ended December 31, 2001
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Six month floating rate notes	$3,149,421	1.90%	$4,111,595	4.04%
Other floating rate notes	2,969,935	1.99	8,252,164	4.31
Discount notes	7,345,038	2.35	8,834,578	4.34
Fixed rate notes	1,550,000	3.17	782,657	3.75
Securities sold — not yet purchased and repurchase agreements	—	—	65,215	4.98
Short-term portion of long-term notes	15,044,886	2.59	12,997,725	4.02

Total short-term borrowings	$30,059,280	2.43%	$35,043,934	4.16%

Maximum outstanding at any month end	$41,495,788

        To match the interest rate characteristics on short-term notes with the interest rate characteristics of certain assets, SLMA enters into interest rate swaps with independent parties. Under these agreements, SLMA makes periodic payments, indexed to the related asset rates, in exchange for periodic payments which generally match SLMA's interest obligations on fixed or variable rate notes (see Note 9). Payments on SLMA's interest rate swaps are not reflected in the above tables.

7.  Long-Term Notes

        The following tables summarize outstanding long-term notes at December 31, 2003 and 2002, the weighted average stated interest rates at the end of the periods, and the related average balances during the periods.

	December 31, 2003		Year ended December 31, 2003
	Ending Balance	Weighted Average Interest Rate	Average Balance
Floating rate notes:
U.S. dollar denominated:
Interest bearing, due 2005-2047	$1,438,407	1.43%	$3,166,476

Fixed rate notes:
U.S. dollar denominated:
Interest bearing, due 2005-2019	3,090,310	3.61	7,296,818
Zero coupon, due 2014-2022	252,889	11.79	239,342

Total fixed rate notes	3,343,199	4.23	7,536,160

Total long-term notes	$4,781,606	3.39%	$10,702,636

	December 31, 2002		Year ended December 31, 2002
	Ending Balance	Weighted Average Interest Rate	Average Balance
Floating rate notes:
U.S. dollar denominated:
Interest bearing, due 2004-2047	$5,049,412	1.99%	$6,431,856

Fixed rate notes:
U.S. dollar denominated:
Interest bearing, due 2004-2019	11,171,186	4.28	10,416,683
Zero coupon, due 2014-2022	226,220	11.79	214,102

Total fixed rate notes	11,397,406	4.43	10,630,785

Total long-term notes	$16,446,818	3.68%	$17,062,641

        To match the interest rate characteristics on its long-term notes with the interest rate characteristics of its assets, SLMA enters into interest rate swaps with independent parties. Under these agreements, SLMA makes periodic payments, generally indexed to the related asset rates, in exchange for periodic payments which generally match SLMA's interest obligations on fixed or variable rate borrowings (see Note 9). Payments on SLMA's interest rate swaps are not reflected in the above tables.

        At December 31, 2003, SLMA had outstanding long-term debt issues with call features totaling $1.2 billion. As of December 31, 2003, the stated maturities and maturities if accelerated to the call dates for long-term notes are shown in the following table:

	December 31, 2003
Year of Maturity	Stated Maturity[1]	Maturity to Call Date[1]
2004	$417,360	$1,342,360
2005	2,184,465	1,259,465
2006	1,007,868	1,007,868
2007	77,306	77,306
2008	27,804	27,804
2009	31,734	284,622
2010-2047	1,029,518	776,630

	4,776,055	4,776,055
Derivative market value adjustment	5,551	5,551

	$4,781,606	$4,781,606

1
For SLMA's on-balance sheet securitization trust debt, the debt is assumed to mature as currently projected based on SLMA's current estimates regarding loan prepayment speed. SLMA views this debt as long-term in nature. The projected principal paydowns of $417 million shown in year 2004 relate to the on-balance sheet securitization trust debt.

        Prior to and grandfathered under SFAS No. 140, SLMA has engaged in several transactions in which debt was considered to be extinguished by in-substance defeasance as governed by the provisions of SFAS No. 76, "Extinguishment of Debt." In these transactions, SLMA irrevocably placed assets with an escrow agent in a trust to be used solely for satisfying scheduled payments of both the interest and principal of the defeased debt. The possibility that SLMA will be required to make future payments on that debt is considered to be remote. The trusts are restricted to owning only monetary assets that are essentially risk-free as to the amount, timing and collection of interest and principal. As of December 31, 2003, the amount of debt outstanding within these off-balance sheet trusts was $826 million.

8.  Student Loan Securitization

        When SLMA sold student loans in securitizations prior to September 30, 2003, it retained a Residual Interest and, in some cases, a cash reserve account, all of which are Retained Interests in the securitized receivables. In 2003, SLMA sold its Retained Interests in securitizations to SLM Corporation in a cash transaction. SLMA will continue to sell loans in securitizations subsequent to 2003 and recognize Retained Interests as a result of these future transactions. Gains or losses realized at the settlement of these future transactions will continue to be based upon the carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the Retained Interests based on their relative fair values at the date of transfer, as they have with past transactions.

        The following table summarizes the changes in the fair value of the Retained Interest for the years ended December 31, 2003 and 2002, respectively.

	December 31,
	2003	2002
Fair value at beginning of year	$2,068,076	$1,844,178
Additions from new securitizations	698,134	543,981
Deductions from excess trust cash received	(580,829)	(826,024)
Fair market value adjustments	(41,838)	(59,579)
Securitization revenue and other income	307,604	565,520
Sale of Retained Interests to SLM Holding	(2,451,147)	—

Fair value at end of year	$—	$2,068,076

        The following table summarizes securitization activity for the years ended December 31, 2003, 2002 and 2001.

	Years ended December 31,
	2003			2002			2001
(Dollars in millions)	Number of Transactions	Amount Securitized	Gain %	Number of Transactions	Amount Securitized	Gain %	Number of Transactions	Amount Securitized	Gain %
FFELP Stafford/PLUS loans	4	$5,772	1.26%	7	$11,033.92%		4	$6,441	1.16%
Consolidation Loans	2	4,256	10.19	1	1,976	9.82	—	—

Total securitization sales	6	10,028	5.05%	8	13,009	2.27%	4	6,441	1.16%

On-balance sheet securitization of Consolidation Loans	7	16,592		—	—		—	—

Total loans securitized	13	$26,620		8	$13,009		4	$6,441

        In certain Consolidation Loan securitization structures, SLMA holds certain rights regarding the remarketing of the bonds as well as a call option that gives it the right to acquire certain of the notes issued in the transaction. Thus SLMA is deemed to maintain effective control over the transferred assets. As a result, these securitizations did not meet the criteria of being a QSPE and were accounted for on-balance sheet. As a result, the student loans securitized and the associated debt remain on SLMA's balance sheet and no gains or losses were recognized on these transactions. For the year ended December 31, 2003, SLMA completed seven on-balance sheet securitizations totaling $16.6 billion. These on-balance sheet VIEs were subsequently sold by the GSE to a non-GSE subsidiary of SLM Corporation, and the GSE recorded gains on the sale of student loans of $1.3 billion.

        Key economic assumptions used in measuring the fair value of the Retained Interests at the date of securitization resulting from the student loan securitization transactions completed during the years ended December 31, 2003 and 2002 were as follows:

	Years ended December 31,
	2003	2002
	FFELP Loans	FFELP Loans
Prepayment speed	7%-9%[1] per annum	7%-9%[1] per annum
Weighted-average life (in years)	6.07 yrs	5.34 yrs
Expected credit losses (% of principal securitized)	0.60%	0.59%
Residual cash flows discounted at (weighted average)	7%	9%

1
The prepayment speed used to measure the initial fair value of Residual Interests used for transactions that settled in 2003 and 2002 was 9 percent for FFELP Stafford/PLUS loans and 7 percent for Consolidation Loans.

        The following table summarizes the cash flows received by SLMA from all securitization trusts during the years ended December 31, 2003 and 2002 (dollars in millions):

	2003	2002
Net proceeds from new securitizations entered into during the period	$26,470	$13,104
Cash distributions from trusts	635	861

        There were no securitized student loans outstanding at December 31, 2003 and $35.1 billion of securitized student loans outstanding at December 31, 2002.

9. Derivative Financial Instruments

Risk Management Strategy

        SLMA maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. SLMA's goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation. SLMA views this strategy as a prudent management of interest rate sensitivity. Management believes certain derivative transactions, primarily Floor Income Contracts and certain basis swaps and Eurodollar futures contracts, are economically effective; however, those transactions may not qualify for hedge accounting under SFAS No. 133 (as discussed below) and thus may adversely impact earnings.

        By using derivative instruments, SLMA is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes SLMA. When the fair value of a derivative contract is negative, SLMA owes the counterparty and, therefore, it has no credit risk. SLMA minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by SLMA's credit committee. SLMA also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements may be required as well. When SLMA has more than one outstanding derivative transaction with a counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e. a legal right of an offset of receivable and payable derivative contracts), the "net" mark-to-market exposure represents the netting of the positive and negative exposures with the same counterparty. When there is a net negative exposure, SLMA considers its exposure to the counterparty to be zero. SLMA's policy is to use agreements containing netting provisions with all counterparties. At December 31, 2003 and 2002, such net positive exposure was $0 million and $33 million, respectively.

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

Fair Value Hedges

        Fair value hedges are generally used by SLMA to hedge the exposure to changes in fair value of a recognized fixed rate asset or liability. SLMA enters into interest rate swaps to convert fixed rate assets into variable rate assets and fixed rate debt into variable rate debt. For fair value hedges, SLMA generally considers all components of the derivative's gain and/or loss when assessing hedge effectiveness and generally hedges either changes in fair value due to interest rates or the total change in fair value.

Cash Flow Hedges

        Cash flow hedges are used by SLMA to hedge the exposure of variability in cash flows of a forecasted debt issuance. This strategy is used primarily to minimize the exposure to volatility from future changes in interest rates. Gains and losses on the effective portion of a qualifying hedge are accumulated in other comprehensive income and ineffectiveness is recorded immediately to earnings. In the case of a forecasted debt issuance, gains and losses are reclassified to current period earnings over the period which the stated hedged transaction impacts earnings. If the stated transaction is deemed unlikely to occur, gains and losses are reclassified immediately to earnings. In assessing hedge effectiveness, all components of each derivative's gains or losses are included in the assessment. SLMA generally hedges exposure to changes in cash flows due to changes in interest rates or total changes in cash flow.

Trading Activities

        When instruments do not qualify as hedges under SFAS No. 133, they are accounted for as trading. SLMA purchases and sells interest rate floors, caps and futures contracts to lock in reset rates on floating rate debt and interest rate swaps, and to partially offset the Embedded Floor Income options in student loan assets. These relationships do not satisfy hedging qualifications under SFAS No. 133, but are considered economic hedges for risk management purposes. SLMA uses this strategy to minimize its exposure to changes in interest rates.

        SLMA also uses basis swaps to minimize earnings variability caused by having different reset characteristics on SLMA's interest-earning assets and interest-bearing liabilities. These swaps usually possess a term of one to five years with a pay rate indexed to 91-day Treasury bill, 3-month commercial paper, 52-week Treasury bill, LIBOR, Prime or 1-year constant maturity Treasury rates. The specific terms and notional amounts of the swaps are determined based on management's review of its asset/liability structure, its assessment of future interest rate relationships, and on other factors such as short-term strategic initiatives. These swaps typically do not qualify as fair value or cash flow hedges and are accounted for as trading.

        SLMA also uses various purchased option-based products for overall asset/liability management purposes, including options on interest rate swaps, Floor Income Contracts, and cap contracts. These purchased products are not linked to individual assets and liabilities on the balance sheet and, therefore, do not qualify for hedge accounting treatment. Due to the Wind-Down of the GSE, SLMA holds basis swaps and Floor Income contracts that are hedging assets that were sold to SLM Corporation or its subsidiaries. Such contracts are accounted for as trading assets.

Summary of Derivative Financial Statement Impact

        The following tables summarize the fair and notional value of all derivative instruments and their impact on other comprehensive income and earnings.

	December 31,
	Cash Flow		Fair Value		Trading		Total
	2003	2002	2003	2002	2003	2002	2003	2002
Fair Values
(Dollars in millions)
Interest rate swaps	$—	$—	$(110)	$30	$(89)	$(147)	$(199)	$(117)
Floor/Cap contracts	—	—	—	—	(563)	(1,082)	(563)	(1,082)
Futures	(2)	(6)	—	—	(40)	(34)	(42)	(40)

Total	$(2)	$(6)	$(110)	$30	$(692)	$(1,263)	$(804)	$(1,239)

Notional Values
(Dollars in billions)
Interest rate swaps	$—	$—	$8.1	$15.6	$35.8	$48.1	$43.9	$63.7
Floor/Cap contracts	—	—	—	—	18.7	19.5	18.7	19.5
Futures	0.3	1.0	—	—	9.4	16.9	9.7	17.9

Total	$0.3	$1.0	$8.1	$15.6	$63.9	$84.5	$72.3	$101.1

	Years Ended December 31,
	Cash Flow			Fair Value					Trading			Total
(Dollars in millions)
	2003	2002	2001	2003		2002		2001	2003	2002	2001	2003	2002	2001
Changes to other comprehensive income, net of tax
Other comprehensive income, net	$7	$31	$(52)	$—		$—		$—	$—	$1 [5]	$2 [5]	$7	$32	$(50)

Earnings Summary
Recognition of closed futures contracts' gains/losses into interest expense[1]	$(13)	$(13)	$(13)	$—		$—		$—	$—	$—	$—	$(13)	$(13)	$(13)
Amortization of transition adjustment[2]	—	—	—	—		—		—	—	(1)	(3)	—	(1)	(3)
Derivative market value adjustment — Realized[3]	—	(39)	(73)	—		—		—	(680)	(831)	(480)	(680)	(870)	(553)
Derivative market value adjustment-Unrealized	1 [4]	(1)[4]	1 [4]	1	[4]	2	[4]	(7)[4]	516	(124)	(447)	518	(123)	(453)

Total earnings impact	$(12)	$(53)	$(85)	$1		$2		$(7)	$(164)	$(956)	$(930)	$(175)	$(1,007)	$(1,022)

1
For futures contracts that qualify as SFAS No. 133 hedges where the hedged transaction occurs.

2
Reported as a component of other operating income in the consolidated statements of income.

3
Includes net settlement income/expense on trading derivatives and realized gains and losses on disposed derivatives that do not qualify as hedges under SFAS No. 133.

4
The change in fair value of cash flow and fair value hedges represents amounts related to ineffectiveness.

5
Represents transition adjustment and related amortization out of other comprehensive income, net.

        The following table shows the components of the change in accumulated other comprehensive income, net of tax, for derivatives.

	Years ended December 31,
(Dollars in millions)	2003	2002	2001
Accumulated Other Comprehensive Income, Net
Balance at beginning of period	$(18)	$(50)	$—
Change in unrealized gains (losses) on derivatives, net:
Transition adjustment	—	—	(39)
Change in fair value of cash flow hedges	—	(3)	(68)
Hedge ineffectiveness reclassified to earnings	(1)	1	(1)
Amortization of effective hedges and transition adjustment[1]	8	6	10
Discontinued hedges	—	28	48

Total change in unrealized gains (losses) on derivatives, net	7	32	(50)

Balance at end of period	$(11)	$(18)	$(50)

1
SLMA expects to amortize $5 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging debt instruments that remain outstanding after December 31, 2003. In addition, SLMA expects to amortize into earnings over the next 12 months portions of the accumulated unrealized net losses related to futures contracts that were open at December 31, 2003 and are expected to be closed based on the anticipated issuance of debt. Based on the value of these contracts at December 31, 2003 and expected issuance dates, this amount is estimated to be $1 million in 2004. SLMA has open futures contracts hedging the anticipated issuances of debt which are anticipated to occur from 2003 through 2008.

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

Academic Facilities Financings and Other Loans

        The fair values of both lines of credit and academic facilities financings were determined through standard bond pricing formulas using current market interest rates and credit spreads.

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

        The following table summarizes the fair values of SLMA's financial assets and liabilities, including derivative financial instruments.

	December 31, 2003			December 31, 2002
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
Student loans	$21,057	$20,552	$505	$39,066	$36,819	$2,247
Academic facilities financings and other loans	744	691	53	951	896	55
Cash and investments	3,420	3,420	—	4,195	4,195	—

Total earning assets	25,221	24,663	558	44,212	41,910	2,302

Interest bearing liabilities
Short-term borrowings	17,002	16,947	(55)	24,447	24,405	(42)
Long-term notes	5,022	4,781	(241)	17,128	16,447	(681)

Total interest bearing liabilities	22,024	21,728	(296)	41,575	40,852	(723)

Derivative financial instruments
Floor Income Contracts	(563)	(563)	—	(1,081)	(1,081)	—
Interest rate swaps and options	(199)	(199)	—	(117)	(117)	—
Cap contracts	—	—	—	(1)	(1)	—
Futures contracts	(42)	(42)	—	(40)	(40)	—

Excess of fair value over carrying value			$262			$1,579

11.  Commitments, Contingencies, and Guarantees

      The Company (primarily the GSE) has committed to purchase student loans from various lenders including its largest lending partners, Bank One and JP Morgan Chase. During 2003, the Company has acquired an aggregate $6.2 billion of student loans from Bank One and JP Morgan Chase, which represents 41 percent of the student loans it originated through the preferred channel. Under the Company's arrangement with Bank One, it is the bank's exclusive marketing and student loan originator agent. Under a renewable multi-year agreement, the Company services and purchases a significant share of Bank One's volume. Through the Company's JP Morgan Chase joint venture, it purchases all student loans originated by JP Morgan Chase. In January 2004, Bank One and JP Morgan Chase announced their intent to merge. The Company's agreements with Bank One and JP Morgan Chase are structured such that one or both will remain in place if the merger is consummated. The Company plans to work with representatives of the banks to ensure this lending partner relationship remains an important part of the Companies' respective businesses.

        The Company has issued lending-related financial instruments including letters of credit and lines of credit to meet the financing needs of its customers. Letters of credit support the issuance of state student loan revenue bonds. They represent unconditional guarantees of the GSE to repay holders of the bonds in the event of a default. In the event that letters of credit are drawn upon, such loans are collateralized by the student loans underlying the bonds. The initial liability recognition and measurement provisions of FIN No. 45 are effective for such guarantees issued or modified after December 31, 2002. During 2003, there were no new letters of credit issued or modifications to existing letters of credit. Accordingly, the Company's financial statements do not include a liability for the estimated fair value of these guarantees.

        The Company offers a line of credit to certain financial institutions and other institutions in the higher education community for the purpose of buying or originating student loans. In the event that a line of credit is drawn upon, the loan is collaterialized by underlying student loans. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment or the Company fulfill its obligation under the guarantee, and the counterparty subsequently fails to perform according to the terms of its contract with the Company. Under the terms of the Privatization Act, any future activity under lines of credit and letter of credit activity by the GSE is limited to guarantee commitments which were in place on August 7, 1997.

        Commitments outstanding are summarized below:

	December 31,
	2003	2002
Student loan purchase commitments	$36,472,905	$34,572,596
Lines of credit	350,764	1,105,570
Letters of credit	1,566,652	2,824,133

	$38,390,321	$38,502,299

        The following schedule summarizes expirations of commitments to the earlier of call date or maturity date outstanding at December 31, 2003:

	December 31, 2003
	Student Loan Purchases[1]	Lines of Credit	Letters of Credit
2004	$6,045,895	$350,764	$1,436,601
2005	6,371,044	—	130,051
2006	2,020,343	—	—
2007	15,558,465	—	—
2008-2020	6,477,158	—	—

Total	$36,472,905	$350,764	$1,566,652

1
Includes amounts committed at specified dates under forward contracts to purchase student loans and anticipated future requirements to acquire student loans from lending partners estimated based on expected future volumes at contractually committed rates.

        Commitments expiring after the dissolution date of the GSE will be assumed by a non-GSE affiliate of SLM Corporation.

Minimum Statutory Capital Adequacy Ratio

        The Privatization Act requires that the GSE maintain a minimum statutory capital adequacy ratio (the ratio of stockholders' equity to total assets plus 50 percent of the credit equivalent amount of certain off-balance sheet items) of at least 2.25 percent or be subject to certain "safety and soundness" requirements designed to restore such statutory ratio. Management anticipates being able to meet the required capital levels from the GSE's current and retained earnings. While the GSE may not finance the activities of SLM Corporation's non-GSE affiliates, it may, subject to its minimum capital requirements, dividend retained earnings and surplus capital to SLM Corporation, which in turn may contribute such amounts to its non-GSE subsidiaries. The Privatization Act requires management to certify to the Secretary of the Treasury that, after giving effect to the payment of dividends, the statutory capital ratio test would have been met at the time the dividend was declared. At December 31, 2003, the GSE's statutory capital adequacy was 6.98 percent.

        The GSE has also received guidance from the U.S. Department of the Treasury's Office of Sallie Mae Oversight ("OSMO") regarding safety and soundness considerations affecting its Wind-Down. As a result, in connection with any dividend declarations, the GSE will supplement the statutory minimum capital ratio requirement with a risk-based capital measurement formula. At December 31, 2003, the GSE's capital ratio under this measurement formula was 22.42 percent, which was above OSMO's minimum recommended level of 4.00 percent. Management does not expect the capital levels of SLMA's consolidated balance sheet to change as a result of this supplemental formula.

        The Student Loan Marketing Association Reorganization Act of 1996 (the "Privatization Act") requires the GSE to be dissolved on or before September 30, 2008. On January 23, 2002, the GSE's Board of Directors approved management's plans to accelerate the Wind-Down of the entity by at least two years, with a view to effecting dissolution of the GSE no later than September 30, 2006.

Management, however, plans to accelerate the Wind-Down of the GSE to no later than June 2006 and is well ahead of the periodic milestones.

Contingencies

        SLMA and various affiliates were defendants in a lawsuit brought by College Loan Corporation ("CLC") in the United States District Court for the Eastern District of Virginia alleging various breach of contract and common law tort claims in connection with CLC's consolidation loan activities. The Complaint sought compensatory damages of at least $60,000,000.

        On June 25, 2003, after five days of trial, the jury returned a verdict in favor of SLMA on all counts. CLC has since filed an appeal. All appellate briefing has been completed and oral argument has been tentatively scheduled for May 2004.

        SLMA was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit sought to bring a nationwide class action on behalf of all borrowers who allegedly paid "undisclosed improper and excessive" late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of 2 million borrowers. In addition, the plaintiffs alleged that SLMA charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 28, 2003, the Court granted SLMA's motion to dismiss the complaint in its entirety. The plaintiffs appealed the trial court decision. All appellate briefing has been completed and SLMA expects oral argument to be held in June 2004.

        In July 2003, a borrower in California filed a class action complaint against SLMA and certain of its affiliates in state court in San Francisco in connection with a monthly payment amortization error discovered by SLMA in the fourth quarter of 2002. The complaint asserts claims under the California Business and Professions Code and other California statutory provisions. The complaint further seeks certain injunctive relief and restitution.

        SLMA, together with a number of other FFELP industry participants, filed a lawsuit challenging the Department of Education's interpretation of and non-compliance with provisions in the Higher Education Act governing origination fees and repayment incentives on loans made under the FDLP, as well as interest rates for Direct Consolidation Loans. The lawsuit, which was filed November 3, 2000 in the United States District Court for the District of Columbia, alleges that the Department's interpretations of and non-compliance with these statutory provisions are contrary to the statute's unambiguous text, and are arbitrary, capricious, an abuse of discretion, or otherwise not in accordance with law, and violate both the HEA and the Administrative Procedure Act. SLMA and the other plaintiffs and the Department of Education have filed cross-motions for summary judgment. The Court has not ruled on these motions.

        The Company continues to cooperate with the Securities and Exchange Commission concerning an informal investigation that the Commission initiated on January 14, 2004. The investigation concerns certain year-end accounting entries made by employees of one of the Company's collection agency subsidiaries. The Company's Audit Committee has engaged outside counsel to investigate the matter and management has conducted its own investigation. Based on the investigations to date, the amounts in question appear to be less than $100,000.

        SLMA is also subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed. Management believes that these claims, lawsuits and other actions will not have a material adverse effect on SLMA's business, financial condition or results of operations.

12.  Preferred Stock

        On September 30, 1997, SLMA sold 200 shares of non-voting Series B Cumulative Preferred Stock ("Series B") to a subsidiary of SLM Corporation for $100 million. The GSE redeemed its Series B on December 10, 2001. The dividends on the Series B were cumulative and payable quarterly in arrears at a variable rate that was equal to three month LIBOR plus one percent per annum divided by 1.377. For the year ended December 31, 2001, Series B dividends reduced net income by $4.0 million.

        The GSE redeemed its Series A Cumulative Preferred Stock ("Series A") on December 10, 2001. Dividends on SLMA's Series A were cumulative and payable quarterly at 4.50 percentage points below the highest yield of certain long-term and short-term U.S. Treasury obligations. The dividend rate for any dividend period was subject to the limitation of not less than 5 percent per annum nor greater than 14 percent per annum. For the year ended December 31, 2001, the Series A preferred dividend rate was 5 percent and reduced net income by $10.1 million.

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

        For the year ended December 31, 2001, SLMA paid common dividends to its parent, SLM Corporation, in the amount of $227 million.

        Certain previously reported SLMA common share information has been omitted from this appendix since the Reorganization resulted in SLMA becoming a subsidiary of SLM Corporation.

14.  Income Taxes

        At December 31, 2003 and 2002, the tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
	2003	2002
Deferred tax assets:
Loan origination services	$65,156	$49,885
Student loan reserves	15,626	53,824
In-substance defeasance transactions	27,885	27,055
Accrued expenses not currently deductible	2,383	6,629
Securitization transactions	46,030	48,993
Partnership income	33,199	29,024
Unrealized investment gains	301,006	23,335
Other	21,715	21,268

Total deferred tax assets	513,000	260,013

Deferred tax liabilities:
Leases	22,067	25,142
Depreciation/amortization	1,545	836
Other	279	279

Total deferred tax liabilities	23,891	26,257

Net deferred tax assets	$489,109	$233,756

        A valuation allowance has not been established against any of SLMA's deferred tax assets because SLMA has determined that it is more likely than not that all such tax assets will be realized in the future.

        Also included in the net deferred tax asset is the tax effect of unrealized gains or losses recorded directly to accumulated other comprehensive income.

        Reconciliations of the statutory U.S. federal income tax rates to SLMA's effective tax rate follow:

	Years ended December 31,
	2003	2002	2001
Statutory rate	35.0%	35.0%	35.0%
Tax exempt interest	(.1)	(.5)	(2.1)
State tax, net of federal benefit	—	.3	1.3
Credits	(.2)	(.7)	(2.0)
Other, net	—	—	1.2

Effective tax rate	34.7%	34.1%	33.4%

        Income tax provision/(benefit) for the years ended December 31, 2003, 2002 and 2001 consists of the following:

	December 31,
	2003	2002	2001
Current provision:
Federal	$1,270,898	$515,643	$379,379
State	—	5,883	6,021

Total current provision	1,270,898	521,526	385,400
Deferred benefit:
Federal	(12,061)	(107,588)	(234,921)

Total deferred benefit	(12,061)	(107,588)	(234,921)

Provision for income tax	$1,258,837	$413,938	$150,479

15. Related Parties

        SLMA is a member of a group of affiliated companies and has significant transactions with members of the group. Accordingly, the terms of such transactions may not necessarily be indicative of transactions amongst wholly unrelated companies.

        In connection with the Wind-Down of the GSE, SLM Corporation must either securitize, sell, transfer or defease SLMA's assets by the Wind-Down date and retire or defease SLMA's debt obligations. The following table summarizes SLMA's asset sales (carrying value plus accrued interest) and transfers for the years ended December 31, 2003 and 2002:

	Years ended December 31,
	2003		2002
	Sale Amount	Gain Amount	Sale Amount	Gain Amount
FFELP/Consolidation student loan securitizations	$10,216	$501	$13,265	$295
Sale of on-balance sheet VIEs, net[1]	412	1,332	—	—
Private Credit Student Loan sales[2]	5,266	285	3,334	163
Non-cash dividend of FFELP Stafford/PLUS student loans[3]	2,055	35	—	—
Sale of Retained Interests in securitized receivables[4]	2,451	613	—	—
Non-cash dividend of insurance and benefit plan related investments[5]	346	—	—	—
Non-cash dividend of leveraged leases, net[6]	—	—	22	—

1
These VIEs consist of securitized Consolidation Loans, totaling $16.6 billion, and the sales are recorded net of debt issued.

2
The Private Credit Student Loans were sold by SLMA to a subsidiary of SLM Corporation at fair market value.

3
This dividend was recorded at fair market value.

4
In the third quarter of 2003, SLMA sold its Retained Interests in securitized receivables to a subsidiary of SLM Corporation at fair market value.

5
SLMA transferred $346 million of insurance and benefit plan related investments through a non-cash dividend to SLM Corporation.

6
SLMA transferred its $22 million net investment in leveraged leases through a non-cash dividend to a subsidiary of SLM Corporation.

        As described above, such transactions were among a group of related parties. Such transactions were conducted at estimated market value, which was determined using discounted cash flow models and other estimation techniques. Different assumptions or changes in future market conditions could significantly affect the estimates of fair value.

        In connection with the transfer of employees from SLMA to SLM Corporation and its non-GSE subsidiaries, SLMA and SLM Corporation and various of its non-GSE subsidiaries entered into Management Services Agreements ("MSAs") whereby all management and administrative support would be provided to SLMA for a monthly fee. Intercompany expenses under the MSAs for the years ended December 31, 2003, 2002, 2001 totaled $88 million, $40 million and $54 million, respectively. Effective January 1, 2003, only third party loan acquisition costs are being booked directly to SLMA and are included in other operating expenses.

        In connection with the acquisition of AMS, SLM Corporation contributed to SLMA $40 million of assets, net of liabilities assumed. The assets contributed consisted primarily of student loans.

        Intercompany expenses under the servicing contract between SLMA and Sallie Mae, Inc., a wholly owned non-GSE subsidiary of SLM Corporation which includes the division of Sallie Mae Servicing, for the years ended December 31, 2003, 2002, and 2001 totaled $188 million, $185 million and $138 million, respectively.

        At December 31, 2003 and 2002, SLMA had net intercompany liabilities of $530 million and $54 million, respectively, with SLM Corporation and various of its non-GSE subsidiaries, incurred in the normal course of business, exclusive of the intercompany promissory note owed to Hemar Insurance Corporation of America ("HICA") discussed below. Included in the net intercompany liability at December 31, 2003 was $532 million related to loan sales from SLMA to SLM Corporation. At December 31, 2001, SLMA had a $37 million investment in a non-GSE subsidiary of SLM Corporation which was accounted for using the equity method. During the second quarter of 2002, SLMA transferred this investment for $37 million in cash to SLM Education Loan Corporation, another wholly owned subsidiary of SLM Corporation.

        SLMA purchases insurance for its Private Credit Student Loan portfolio from HICA. SLMA pays HICA insurance premiums in return for HICA's guarantee of payment of principal and interest on Private Credit Student Loans. In connection with this arrangement, HICA invests its insurance reserves related to SLMA's HICA insured loans in a Master Promissory Note of SLMA to HICA. In addition to the intercompany balances between SLMA and SLM Corporation, at December 31, 2003 and 2002, SLMA owed HICA $69 million under this note at the end of each period.

16. Quarterly Financial Information (unaudited)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$305,885	$280,920	$222,933	$184,219
Less: provision for losses	13,260	16,713	9,956	342

Net interest income after provision for losses	292,625	264,207	212,977	183,877
Derivative market value adjustment	(79,656)	(118,366)	26,829	9,723
Other income	641,268	720,536	1,206,710	529,341
Operating expenses	66,698	56,918	87,542	45,522
Income taxes	271,318	280,229	472,750	234,540

Net income attributable to common stock	$516,221	$529,230	$886,224	$442,879

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$375,460	$384,469	$320,874	$325,306
Less: provision for losses	18,036	24,988	29,147	19,396

Net interest income after provision for losses	357,424	359,481	291,727	305,910
Derivative market value adjustment	18,719	(400,105)	(536,353)	(75,216)
Other income	274,795	257,589	168,944	445,970
Operating expenses	54,080	46,538	77,293	75,267
Income taxes	208,714	57,698	(60,647)	208,173

Net income attributable to common stock	$388,144	$112,729	$(92,328)	$393,224

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$192,827	$290,093	$250,876	$369,000
Less: provision for losses	6,758	7,313	14,277	21,843

Net interest income after provision for losses	186,069	282,780	236,599	347,157
Derivative market value adjustment	(221,992)	(52,805)	(655,530)	(75,206)
Other income	124,821	231,387	135,987	173,654
Operating expenses	72,982	59,507	72,060	57,400
Income taxes	5,073	140,214	(125,505)	130,697

Net income	10,843	261,641	(229,499)	257,508
Preferred stock dividends	3,958	3,799	3,701	2,616

Net income attributable to common stock	$6,885	$257,842	$(233,200)	$254,892

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

Legislative Matters

        The FFELP is subject to comprehensive reauthorization every 6 years and to frequent statutory and regulatory changes. The most recent reauthorization was the Higher Education Amendments of 1998. Since the 1998 reauthorization, the Higher Education Act has been amended by the Ticket to

        Work and Work Incentives Improvement Act of 1999, the Consolidated Appropriations Act of 2001, by Public Law 107-139, (February 8, 2002) and by Public Law 108-98 (October 10, 2003).

        In 1993 Congress created the William D. Ford Federal Direct Loan Program ("FDLP") under which Stafford, PLUS and Consolidation Loans are funded directly by the U.S. Department of Treasury. The school determines whether it will participate in the FFELP or FDLP.

        The 1998 reauthorization extended the principal provisions of the FFELP and the FDLP to October 1, 2004. This legislation, as modified by the 1999 act and made permanent by the 2002 legislation, lowered both the borrower interest rate on Stafford Loans to a formula based on the 91-day Treasury bill rate plus 2.3 percent (1.7 percent during in-school and grace periods) and the lender's rate after special allowance payments to the 91-day Treasury bill rate plus 2.8 percent (2.2 percent during in-school and grace periods) for loans originated on or after October 1, 1998. The borrower interest rate on PLUS loans originated during this period is equal to the 91-day Treasury bill rate plus 3.1 percent.

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

Consolidation Loan Program

        The Higher Education Act also authorizes a program under which borrowers may consolidate one or more of their student loans into a single Consolidation Loan that is insured and reinsured on a basis similar to Stafford and PLUS Loans. Consolidation Loans are made in an amount sufficient to pay outstanding principal, unpaid interest, late charges and collection costs on all federally reinsured student loans incurred under the FFELP that the borrower selects for consolidation, as well as loans made under various other federal student loan programs and loans made by different lenders. Under this program, a lender may make a Consolidation Loan to an eligible borrower who requests it so long as the lender holds all the outstanding FFELP loans of the borrower (known as the "Single Holder Price"); or the borrower has multiple holders of his outstanding student loans or his holder does not offer Consolidation Loans. Under certain circumstances, a FFELP borrower may obtain a Consolidation Loan under the FDLP.

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

        A borrower may consolidate his loans with the FDLP if he has FDLP loans or applies for an income-contingent repayment plan.

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

Claims Paid Date	Maximum	5% Trigger	9% Trigger
Before October 1, 1993	100%	90%	80%
October 1, 1993—September 30, 1998	98%	88%	78%
On or after October 1, 1998	95%	85%	75%

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

Source	Basis
Insurance Premium	Up to 1% of the principal amount guaranteed, withheld from the proceeds of each loan disbursement.
Loan Processing and Issuance Fee	.04% of the principal amount guaranteed in each fiscal year, paid by the Department of Education.
Account Maintenance Fee	.10% of the original principal amount of loans outstanding, paid by the Department of Education.
Default Aversion Fee	1% of the outstanding amount of loans that were reported delinquent but did not default within 300 days thereafter, paid once per loan by transfers out of the Student Loan Reserve Fund.
Collection Retention	23% of the amount collected on loans on which reinsurance has been paid (18.5% collected for a defaulted loan that is purchased by a lender for rehabilitation or consolidation), withheld from gross receipts.

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

QuickLinks

PART I.
PART II.
Selected Financial Data 1999-2003 (Dollars in millions, except per share amounts)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Years ended December 31, 2001-2003 (Dollars in millions, except per share amounts)
PART III.
PART IV.
SIGNATURES
CONSOLIDATED FINANCIAL STATEMENTS INDEX
REPORT OF INDEPENDENT AUDITORS
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
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED BALANCE SHEETS (Dollars and shares in thousands, except per share amounts)
STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share and per share amounts)
STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Dollars in thousands, except share and per share amounts)
STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
STUDENT LOAN MARKETING ASSOCIATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except per share amounts)
APPENDIX B