Form 10-Q
period 2004-03-31
SLM CORP
filed 2004-05-10
CIK 1032033

Use these links to rapidly review the document
TABLE OF CONTENTS
APPENDIX A STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED FINANCIAL STATEMENTS INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to to

Commission File Number: 001-13251

SLM CORPORATION
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2004
Common Stock, $.20 par value	438,951,385 shares

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

GSE—The Student Loan Marketing Association is a federally chartered government-sponsored enterprise and wholly owned subsidiary of SLM Corporation.

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

Variable Rate Floor Income—For student loans whose borrower interest rate resets annually on July 1, we may earn Floor Income or Embedded Floor Income based on a calculation of the difference between the borrower rate and the then current interest rate. We refer to this as Variable Rate Floor Income because Floor Income is earned only through the next reset date.

SLM CORPORATION
FORM 10-Q
INDEX
March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Federally insured student loans (net of allowance for losses of $20,592 and $26,283, respectively)	$26,174,672	$29,222,268
Federally insured student loans in trust (net of allowance for losses of $28,637 and $19,710, respectively)	24,062,169	16,354,805
Private Credit Student Loans (net of allowance for losses of $154,222 and $165,716, respectively)	4,176,841	4,470,156
Academic facilities financings and other loans (net of allowance for losses of $10,179 and $10,052, respectively)	1,104,226	1,030,907
Investments
Trading	165	166
Available-for-sale	5,774,693	4,370,347
Other	701,022	677,357

Total investments	6,475,880	5,047,870
Cash and cash equivalents	3,818,812	1,847,585
Restricted cash and investments	1,245,828	1,105,896
Retained Interest in securitized receivables	2,482,242	2,475,836
Goodwill and acquired intangible assets, net	589,078	592,112
Other assets	3,133,709	2,463,216

Total assets	$73,263,457	$64,610,651

Liabilities
Short-term borrowings	$16,176,387	$18,735,385
Borrowings collateralized by loans in trust	24,595,289	16,597,396
Long-term notes	26,710,017	23,210,778
Other liabilities	3,044,113	3,437,046

Total liabilities	70,525,806	61,980,605

Commitments and contingencies
Stockholders' equity
Preferred stock, Series A, par value $.20 per share, 20,000 shares authorized: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share	165,000	165,000
Common stock, par value $.20 per share, 1,125,000 shares authorized: 476,442 and 472,643 shares issued, respectively	95,289	94,529
Additional paid-in capital	1,670,640	1,553,240
Accumulated other comprehensive income (net of tax of $287,778 and $229,181, respectively)	534,445	425,621
Retained earnings	1,153,100	941,284

Stockholders' equity before treasury stock	3,618,474	3,179,674
Common stock held in treasury at cost: 33,533 and 24,965 shares, respectively	880,823	549,628

Total stockholders' equity	2,737,651	2,630,046

Total liabilities and stockholders' equity	$73,263,457	$64,610,651

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Three months ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Interest income:
Federally insured student loans	$468,967	$467,482
Private Credit Student Loans	76,589	87,572
Academic facilities financings and other loans	18,376	20,206
Investments	43,457	28,261

Total interest income	607,389	603,521
Interest expense:
Short-term debt	84,664	94,222
Long-term debt	201,010	163,080

Total interest expense	285,674	257,302

Net interest income	321,715	346,219
Less: provision for losses	39,818	42,545

Net interest income after provision for losses	281,897	303,674

Other income:
Gains on student loan securitizations	113,954	305,803
Servicing and securitization revenue	136,658	188,612
Derivative market value adjustment	(116,743)	(119,064)
Guarantor servicing fees	34,971	35,193
Debt management fees	79,928	58,813
Other	58,955	49,575

Total other income	307,723	518,932
Operating expenses:
Salaries and benefits	126,268	95,819
Other	82,609	83,546

Total operating expenses	208,877	179,365

Income before income taxes	380,743	643,241
Income taxes	89,278	226,692

Net income	291,465	416,549
Preferred stock dividends	2,886	2,875

Net income attributable to common stock	$288,579	$413,674

Basic earnings per common share	$.65	$.91

Average common shares outstanding	442,664	456,581

Diluted earnings per common share	$.64	$.88

Average common and common equivalent shares outstanding	451,747	469,696

Dividends per common share	$.17	$.08

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock Shares				Preferred Stock	Common Stock	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total Stockholders' Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2002	3,300,000	624,551,508	(166,812,720)	457,738,788	$165,000	$124,910	$1,102,574	$592,760	$2,718,226	$(2,705,520)	$1,997,950
Comprehensive income:
Net income (loss)									416,549		416,549
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								1,774			1,774
Change in unrealized gains (losses) on derivatives, net of tax								3,087			3,087
Minimum pension liability adjustment								(928)			(928)

Comprehensive income											420,482
Cash dividends:
Common stock ($.08 per share)									(37,850)		(37,850)
Preferred stock ($.87 per share)									(2,875)		(2,875)
Issuance of common shares		5,731,644	77,274	5,808,918		1,147	132,875			2,725	136,747
Tax benefit related to employee stock option and purchase plans							3,389				3,389
Premiums on equity forward purchase contracts							(6,365)				(6,365)
Repurchase of common shares:
Open market repurchases			(3,415,290)	(3,415,290)						(122,786)	(122,786)
Equity forward repurchases			(4,560,000)	(4,560,000)						(109,987)	(109,987)
Benefit plans			(968,778)	(968,778)						(34,449)	(34,449)

Balance at March 31, 2003	3,300,000	630,283,152	(175,679,514)	454,603,638	$165,000	$126,057	$1,232,473	$596,693	$3,094,050	$(2,970,017)	$2,244,256

Balance at December 31, 2003	3,300,000	472,642,996	(24,964,753)	447,678,243	$165,000	$94,529	$1,553,240	$425,621	$941,284	$(549,628)	$2,630,046
Comprehensive income:
Net income									291,465		291,465
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								104,189			104,189
Change in unrealized gains (losses) on derivatives, net of tax								4,993			4,993
Minimum pension liability adjustment								(358)			(358)

Comprehensive income											400,289
Cash dividends:
Common stock ($.17 per share)									(76,763)		(76,763)
Preferred stock ($.87 per share)									(2,886)		(2,886)
Issuance of common shares		3,799,142	37,679	3,836,821		760	96,053			1,513	98,326
Tax benefit related to employee stock option and purchase plans							21,347				21,347
Repurchase of common shares:
Equity forward repurchases			(7,891,660)	(7,891,660)						(303,751)	(303,751)
Benefit plans			(714,748)	(714,748)						(28,957)	(28,957)

Balance at March 31, 2004	3,300,000	476,442,138	(33,533,482)	442,908,656	$165,000	$95,289	$1,670,640	$534,445	$1,153,100	$(880,823)	$2,737,651

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three months ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Operating activities
Net income	$291,465	$416,549
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on student loan securitizations	(113,954)	(305,803)
Losses on sales of securities, net	—	81,560
Unrealized derivative market value adjustment	41,094	(114,366)
Unrealized derivative equity forward non-taxable	(140,761)	—
Provision for losses	39,818	42,545
Mortgage loans originated	(363,140)	(228,319)
Proceeds from sales of mortgage loans	262,582	195,554
Increase in restricted cash	(238,066)	(30,508)
(Increase) decrease in accrued interest receivable	(164,716)	76,278
Increase in accrued interest payable	99,349	36,206
Decrease in Retained Interest in securitized receivables, net	22,893	411
Decrease (increase) in other assets, goodwill and acquired intangible assets	34,558	(274,198)
(Decrease) increase in other liabilities	(558,130)	50,749

Total adjustments	(1,078,473)	(469,891)

Net cash used in operating activities	(787,008)	(53,342)

Investing activities
Student loans acquired	(6,311,801)	(5,179,019)
Loans purchased from securitized trusts (primarily through loan consolidations)	(1,273,677)	(1,332,504)
Reduction of student loans:
Installment payments	1,595,982	1,080,080
Claims and resales	216,594	174,641
Proceeds from securitization of student loans treated as sales	1,236,345	4,237,815
Proceeds from sales of student loans	190,687	—
Academic facilities financings and other loans made	(151,343)	(99,687)
Academic facilities financings and other loans repayments	143,086	164,077
Purchases of available-for-sale securities	(51,640,829)	(13,727,223)
Proceeds from sales and maturities of available-for-sale securities	50,367,989	13,796,908
Purchases of other securities	(114,179)	(109,792)
Proceeds from sales and maturities of other securities	90,515	92,925
Return of investment from Retained Interest	126,897	76,115

Net cash used in investing activities	(5,523,734)	(825,664)

Financing activities
Short-term borrowings issued	179,680,070	173,060,575
Short-term borrowings repaid	(181,021,844)	(173,771,906)
Long-term notes issued	5,943,574	5,181,684
Long-term notes repaid	(4,074,944)	(5,576,723)
Borrowings collateralized by loans in trust	8,009,643	2,037,331
Common stock issued	98,326	136,747
Premiums on equity forward contracts	—	(6,365)
Common stock repurchased	(273,207)	(267,222)
Common dividends paid	(76,763)	(37,850)
Preferred dividends paid	(2,886)	(2,875)

Net cash provided by financing activities	8,281,969	753,396

Net increase (decrease) in cash and cash equivalents	1,971,227	(125,610)
Cash and cash equivalents at beginning of period	1,847,585	462,688

Cash and cash equivalents at end of period	$3,818,812	$337,078

Cash disbursements made for:
Interest	$218,583	$281,348

Income taxes	$201,564	$215,920

See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2004 and for the three months ended
March 31, 2004 and 2003 is unaudited)
(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

1.    Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited consolidated financial statements of SLM Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results for the year ending December 31, 2004. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 2003 Annual Report on Form 10-K.

Reclassifications

        A recent interpretation of the Financial Accounting Standards Board's (the "FASB's") Statement of Financial Accounting Standard ("SFAS") No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions that do not qualify as hedges under SFAS No. 133 to be included in the derivative market value adjustment on the income statement. The table below summarizes these derivative reclassifications for the three months ended March 31, 2003.

Three months ended March 31, 2003
(Dollars in millions)
Reclassification of realized derivative transactions to derivative market value adjustment:
Net settlement expense on Floor Income Contracts reclassified from student loan income	$(118)
Net settlement expense on Floor Income Contracts reclassified from servicing and securitization income	(36)
Net settlement income on interest rate swaps reclassified from interest expense	12
Net settlement expense on interest rate swaps reclassified from servicing and securitization income	(15)
Realized losses on closed Eurodollar futures contracts and terminated derivative contracts reclassified from other expense	(77)

Total reclassifications to the derivative market value adjustment	(234)
Add: Unrealized derivative market value adjustment	115

Derivative market value adjustment as reported	$(119)

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to account for its employee stock options under the intrinsic value method of accounting as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company does not recognize compensation expense unless the exercise price of its employee stock options is less than the market price of the underlying stock on the date of grant. The Company grants all of its options at the fair market value of the underlying stock on the date of grant. Consequently, the Company has not recorded such expense in the periods presented.

        The following table summarizes pro forma disclosures for the three months ended March 31, 2004 and 2003, as if the Company had accounted for employee and Board of Directors stock options granted subsequent to December 31, 1994 under the fair market value method as set forth in SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions for the three months ended March 31, 2004 and 2003, respectively: risk-free interest rate of 2.08 percent and 2.31 percent; volatility factor of the expected market price of the Company's common stock of 14.04 percent and 24.99 percent; expected dividend rate of 1.62 percent and 1.04 percent; and the expected life of the option of three years for both periods. Options that have vesting periods tied to the Company's stock price are assumed to vest ratably over the three year historical vesting period.

	Three months ended March 31,
	2004	2003
Net income attributable to common stock	$288,579	$413,674
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,499)	(26,201)

Pro forma net income attributable to common stock	$272,080	$387,473

Basic earnings per common share	$.65	$.91

Pro forma basic earnings per common share	$.61	$.85

Diluted earnings per common share	$.64	$.88

Pro forma diluted earnings per common share	$.60	$.82

2.    Allowance for Student Loan Losses

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

        The Company estimates its losses using historical data from its Private Credit Student Loan portfolios, extrapolations of FFELP loan loss data, current trends and relevant industry information. As the Company's Private Credit Student Loan portfolios continue to mature, more reliance is placed on the Company's own historical Private Credit Student Loan charge-off and recovery data. Accordingly, during the fourth quarter of 2003, the Company revised its expected default assumptions to further align the allowance estimate with the Company's collection experience as well as the terms and policies of the individual Private Credit Student Loan programs. The Company uses this data in internally developed models to estimate the amount of losses, net of subsequent collections, projected to occur in the Private Credit Student Loan portfolios.

        To calculate the Private Credit Student Loan loss allowance, the Company divides the portfolio into categories of similar risk characteristics based on loan program type, underwriting criteria, existence or absence of a co-borrower, repayment begin date and repayment status. The Company then applies default and collection rate projections to each category. The repayment begin date indicates when the borrower is required to begin repaying the loan. The Company's career training Private Credit Student Loan programs (30 percent of the Private Credit Student Loan portfolio at March 31, 2004) generally require borrowers to start repaying their loans immediately. The Company's higher education Private Credit Student Loan programs (70 percent of the Private Credit Student Loan portfolio at March 31, 2004) do not require the borrowers to begin repayment until they have graduated or otherwise left school. Consequently, loss estimates for these programs are minimal while the borrower is in school. At March 31, 2004, 46 percent of the principal balance in the higher education Private Credit Student Loan portfolio relates to borrowers who are still in school and, therefore, not required to make payments. As the current portfolio ages, an increasing percentage of borrowers will leave school and be required to begin to repay their loans. With a higher percentage of borrowers in repayment, the Company expects the allowance for losses to increase accordingly.

        The Company's loss estimates include losses that the Company expects to incur over the loss confirmation period, which is the period of the highest concentration of defaults. The loss confirmation period is 2 years for career training loans beginning when the loan is originated and 5 years for higher education loans beginning when the borrower leaves school. The loss confirmation period is in alignment with the Company's typical collection cycle and the Company considers these periods of nonpayment when estimating the allowance. The Company's collection policies allow for periods of nonpayment for borrowers experiencing temporary difficulty meeting payment obligations (typically, very early in the repayment term when the borrowers are starting their careers). This is referred to as forbearance status. At March 31, 2004, 4 percent of the Private Credit Student Loan portfolio was in forbearance status.

        Private Credit Student Loan principal and accrued interest is charged off against the allowance at 212 days of delinquency. Private Credit Student Loans continue to accrue interest until they are charged off and removed from the active portfolio. Recoveries on loans charged off are recorded directly to the allowance.

        The following table summarizes changes in the allowance for student loan losses for both the Private Credit and federally insured student loan portfolios for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004	2003
Balance at beginning of period	$211,709	$230,684
Additions
Provisions for student loan losses	37,793	42,861
Recoveries	2,846	3,443
Deductions
Reductions for student loan sales and securitizations	(21,102)	(31,736)
Charge-offs	(27,795)	(19,499)
Other	—	6,828

Balance at end of period	$203,451	$232,581

        In addition to the provisions for student loan losses, provisions for losses on other Company loans totaled $2.0 million and $0.3 million for the three months ended March 31, 2004 and 2003, respectively.

        The table below presents the Company's Private Credit Student Loan delinquency trends as of March 31, 2004 and 2003. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	March 31,
	2004		2003
	Balance	%	Balance	%
(Dollars in millions)
Loans in-school/grace/deferment (1)	$1,975		$2,203
Loans in forbearance (2)	187		281
Loans in repayment and percentage of each status:
Loans current	1,944	90%	2,366	90%
Loans delinquent 30-59 days (3)	81	4	123	5
Loans delinquent 60-89 days	49	2	65	2
Loans delinquent 90 days or greater	95	4	77	3

Total Private Credit Student Loans in repayment	2,169	100%	2,631	100%

Total Private Credit Student Loans	4,331		5,115
Private Credit Student Loan allowance for losses	(154)		(174)

Private Credit Student Loans, net	$4,177		$4,941

Percentage of Private Credit Student Loans in repayment	50%		51%

Delinquencies as a percentage of Private Credit Student Loans in repayment	10%		10%

(1)
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures. Additionally, the forbearance balance at March 31, 2004 includes $7 million of career training loans in "closed school" status.

(3)
The delinquency period is based on the number of days scheduled payments are contractually past due.

        The following table summarizes changes in the allowance for student loan losses for on-balance sheet Private Credit Student Loans for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004	2003
(Dollars in millions)
Private Credit Student Loan allowance balance at beginning of period	$166	$181
Provision for Private Credit Student Loan losses	32	28
Other	—	7
Charge-offs:
Private Credit Student Loan charge-offs	(26)	(17)
Private Credit Student Loan recoveries	3	2

Total charge-offs, net of recoveries	(23)	(15)

Balance before securitization of Private Credit Student Loans	175	201
Reduction for securitization of Private Credit Student Loans	(21)	(27)

Private Credit Student Loan allowance balance at end of period	$154	$174

Net Private Credit Student Loan charge-offs as a percentage of average Private Credit Student Loans	1.80%	1.09%
Net Private Credit Student Loan charge-offs as a percentage of average Private Credit Student Loans in repayment	3.97%	2.14%
Private Credit Student Loan allowance as a percentage of average Private Credit Student Loans	3.00%	3.19%
Private Credit Student Loan allowance as a percentage of the ending balance of Private Credit Student Loans	3.56%	3.40%
Private Credit Student Loan allowance as a percentage of the ending balance of Private Credit Student Loans in repayment	7.11%	6.62%
Average balance of Private Credit Student Loans	$5,146	$5,464
Ending balance of Private Credit Student Loans	$4,331	$5,115
Average balance of Private Credit Student Loans in repayment	$2,328	$2,785
Ending balance of Private Credit Student Loans in repayment	$2,169	$2,631

3.    Student Loan Securitization

Securitization Activity

        The Company actively securitizes its student loan assets and retains a Residual Interest, servicing rights and in some cases, reserve and other cash accounts, all of which are referred to as the Company's Retained Interest in securitized loans.

        The following table summarizes the Company's securitization activity for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004				2003
	Number of Transactions	Amount Securitized	Pre-tax Gains	Gain %	Number of Transactions	Amount Securitized	Pre-tax Gains	Gain %
(Dollars in millions)
FFELP Stafford/PLUS loans	—	$—	$—	—%	1	$1,256	$20	1.6%
Consolidation Loans	—	—	—	—	1	2,005	218	10.9
Private Credit Student Loans	1	1,252	114	9.1	1	1,005	68	6.8

Total securitization sales	1	1,252	$114	9.1%	3	4,266	$306	7.2%

On-balance sheet securitization of Consolidation Loans (1)	3	8,023			1	2,056

Total loans securitized	4	$9,275			4	$6,322

(1)
In certain Consolidation Loan securitization structures, the Company holds certain rights that can affect the remarketing of certain bonds. These remarketing rights are not significantly limited in nature. Therefore, these securitizations did not qualify as QSPEs. Accordingly, they are accounted for on-balance sheet as Variable Interest Entities ("VIEs") with the securitized federally insured loans reflected in the balance sheet as "federally insured student loans in trust."

        Key economic assumptions used in estimating the fair value of Residual Interests at the date of securitization for securitization transactions that qualified as sales during the three months ended March 31, 2004 and 2003 were as follows:

	Three months ended March 31,
	2004			2003
	FFELP Stafford (1)	Consolidation (1)	Private Credit	Stafford FFELP	Consolidation	Private Credit
Prepayment speed	N/A	N/A	6%	9%	7%	6%
Weighted-average life (in years)	N/A	N/A	6.86	4.67	8.13	6.47
Expected credit losses (% of principal securitized)	N/A	N/A	4.73%	.53%	.72%	3.92%
Residual cash flows discounted at (weighted average)	N/A	N/A	12%	12%	6%	12%

(1)
No FFELP Stafford or Consolidation Loan securitizations in the period qualified for sale treatment.

        The following table summarizes the fair value of the Company's Retained Interests related to those securitizations that were treated as sales.

	As of March 31, 2004		As of December 31, 2003
	Fair Value (1)	Underlying Securitized Loan Balance (2)	Fair Value	Underlying Securitized Loan Balance (2)
(Dollars in millions)
FFELP Stafford	$959	$24,760	$1,023	$26,736
Consolidation	1,046	8,016	994	8,172
Private Credit	477	4,959	459	3,834

Tota1 (3)(4)	$2,482	$37,735	$2,476	$38,742

(1)
The Company used the same underlying economic assumptions regarding prepayment speeds, loss rates and discount rates to value the Retained Interests as of March 31, 2004 as were used as of December 31, 2003.

(2)
For the Company's on-balance sheet securitizations, there were $24.1 billion and $16.4 billion of securitized student loans outstanding as of March 31, 2004 and December 31, 2003, respectively. These student loans are reflected in the Company's balance sheet as "federally insured student loans in trust."

(3)
Unrealized gains (pre-tax) included in accumulated other comprehensive income related to the Retained Interests totaled $611 million and $443 million as of March 31, 2004 and December 31, 2003, respectively.

(4)
Includes $801 million and $727 million related to the fair value of the Embedded Floor Income as of March 31, 2004 and December 31, 2003, respectively.

4.    Common Stock

        The following table summarizes the Company's common share repurchase and equity forward activity for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004	2003
(Common shares in millions)
Common shares repurchased:
Open market	—	3.4
Equity forwards	7.9	4.6
Benefit plans	.7	.9

Total shares repurchased	8.6	8.9

Average purchase price per share	$31.26	$29.88

Common shares issued	3.8	5.7

Equity forward contracts:
Outstanding at beginning of period	43.5	28.7
New contracts	4.2	7.1
Exercises	(7.9)	(4.6)

Outstanding at end of period	39.8	31.2

Board of Director authority remaining at end of period	34.2	39.7

        As of March 31, 2004, the expiration dates and range and average purchase prices for outstanding equity forward contracts were as follows:

(Contracts in millions)
Year of maturity	Outstanding contracts	Range of purchase prices	Average purchase price
2005	3.0	$38.25–$40.17	$39.21
2006	20.5	33.82– 41.88	37.37
2007	13.1	37.70– 41.81	38.70
2008	3.2	38.64– 40.00	39.28

	39.8		$38.10

        The closing price of the Company's common stock on March 31, 2004 was $41.85.

Earnings per Share

        Basic earnings per common share ("basic EPS") are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share ("diluted EPS") reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, warrants, deferred compensation and shares held in the Employee Stock Purchase Plan ("ESPP"), determined by the treasury stock method, and equity forwards, determined by the reverse treasury stock method. Diluted EPS excludes the potential dilutive effect of senior convertible debt, as management believes conversion is not likely in the near term. The following table reflects basic and diluted EPS for the three months ended March 31, 2004 and 2003.

	Net Income Attributable to Common Stock	Average Shares	Earnings per Share
Three months ended March 31, 2004
Basic EPS	$288,579	442,664	$.65
Dilutive effect of stock options, equity forwards, deferred compensation, and ESPP shares	—	9,083	(.01)

Diluted EPS	$288,579	451,747	$.64

Three months ended March 31, 2003
Basic EPS	$413,674	456,581	$.91
Dilutive effect of stock options, warrants, equity forwards, deferred compensation, and ESPP shares	—	13,115	(.03)

Diluted EPS	$413,674	469,696	$.88

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

5.    Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

        The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at March 31, 2004 and December 31, 2003, and their impact on other comprehensive income and earnings for the three months ended March 31, 2004 and 2003. At March 31, 2004 and December 31, 2003, $156 million and $158 million (fair value), respectively, of available-for-sale investment securities and $446 million and $31 million, respectively, of cash were pledged as collateral against these derivative instruments.

	Cash Flow		Fair Value		Trading		Total
	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003
(Dollars in millions)
Fair Values
Interest rate swaps	$10	$(4)	$21	$(182)	$(142)	$(133)	$(111)	$(319)
Floor/Cap contracts	—	—	—	—	(1,335)	(1,168)	(1,335)	(1,168)
Futures	(75)	(76)	—	—	—	(40)	(75)	(116)
Equity forwards	—	—	—	—	135	48	135	48
Cross currency interest rate swaps	—	—	319	281	—	—	319	281

Total	$(65)	$(80)	$340	$99	$(1,342)	$(1,293)	$(1,067)	$(1,274)

(Dollars in billions)
Notional Values
Interest rate swaps	$4.6	$1.6	$16.2	$16.8	$75.9	$74.2	$96.7	$92.6
Floor/Cap contracts	—	—	—	—	46.5	34.1	46.5	34.1
Futures	7.1	8.2	—	—	5.0	23.1	12.1	31.3
Cross currency interest rate swaps	—	—	8.1	4.1	—	—	8.1	4.1
Other (1)	—	—	—	—	2.0	2.0	2.0	2.0

Total	$11.7	$9.8	$24.3	$20.9	$129.4	$133.4	$165.4	$164.1

(Shares in millions)
Contracts
Equity forwards	—	—	—	—	39.8	43.5	39.8	43.5

(1)
"Other" consists of an embedded derivative bifurcated from the convertible debenture issuance that relates primarily to certain contingent interest and conversion features of the debt. The embedded derivative has had zero fair value since inception.

	Three months ended March 31,
	Cash Flow		Fair Value				Trading		Total
	2004	2003	2004		2003		2004	2003	2004	2003
(Dollars in millions)
Changes to other comprehensive income, net of tax
Other comprehensive income, net	$5	$3	$—		$—		$—	$—	$5	$3

Earnings Summary
Recognition of closed futures contracts' gains/losses into interest expense (1)	$(5)	$(6)	$—		$—		$—	$—	$(5)	$(6)
Derivative market value adjustment — Realized (2)	—	(7)	—		—		(216)	(227)	(216)	(234)
Derivative market value adjustment — Unrealized	—	1 (3)	(2	)(3)	4	(3)	101	110	99	115

Total earnings impact	$(5)	$(12)	$(2)		$4		$(115)	$(117)	$(122)	$(125)

(1)
For futures contracts that qualify as SFAS No. 133 hedges where the hedged transaction occurs.

(2)
Includes net settlement income/expense on trading derivatives and realized gains and losses on disposed derivatives that do not qualify as hedges under SFAS No. 133.

(3)
The change in fair value of cash flow and fair value hedges represents amounts related to ineffectiveness.

        The following table presents the components of the change in accumulated other comprehensive income, net of tax, related to derivatives.

	Three months ended March 31,
	2004	2003
(Dollars in millions)
Accumulated other comprehensive income, net of tax
Balance at beginning of period	$(83)	$(90)
Change in unrealized gains (losses) on derivatives:
Hedge ineffectiveness reclassified to earnings	—	(1)
Change in fair value of cash flow hedges	2	(4)
Amortization of effective hedges (1)	3	3
Discontinued hedges	—	5

Total change in unrealized gains (losses) on derivatives	5	3

Balance at end of period	$(78)	$(87)

(1)
The Company expects to amortize $16 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging debt instruments that remain outstanding after March 31, 2004. In addition, the Company expects to amortize portions of the accumulated unrealized net losses related to futures contracts that were open at March 31, 2004 and are expected to be closed over the next 12 months based on the anticipated issuance of debt. Based on the value of these contracts at March 31, 2004 and expected issuance dates, this amount is estimated to be $19 million over the next 12 months. The Company has open futures contracts hedging the anticipated issuances of debt, which are anticipated to occur from 2003 through 2008.

6.    Guarantees

        The Company has issued lending-related financial instruments including letters of credit and lines of credit to meet the financing needs of its customers. Letters of credit support the issuance of state student loan revenue bonds. They represent unconditional guarantees of the GSE to repay holders of the bonds in the event of a default. In the event that letters of credit are drawn upon, such loans are collateralized by the student loans underlying the bonds. The initial liability recognition and measurement provisions of Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of the Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," are effective for such guarantees issued or modified after December 31, 2002. During 2003 and the three months ended March 31, 2004, there were no new letters of credit issued or modifications to existing letters of credit. Accordingly, the Company's financial statements do not include a liability for the estimated fair value of these guarantees.

        The Company offers a line of credit to certain financial institutions and other institutions in the higher education community for the purpose of buying or originating student loans. In the event that a line of credit is drawn upon, the loan is collaterialized by underlying student loans. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment or the Company fulfill its obligation under the guarantee, and the counterparty subsequently fails to perform according to the terms of its contract with the Company. Under the terms of the Privatization Act, any future activity under lines of credit and letter of credit activity by the GSE is limited to guarantee commitments, which were in place on August 7, 1997.

        The following schedule summarizes expirations of the Company's guarantees to the earlier of call date or maturity date outstanding at March 31, 2004.

	Lines of Credit	Letters of Credit	Total
2004	$878,845	$574,328	$1,453,173
2005	—	45,518	45,518
2006	—	—	—
2007	—	—	—
2008-2020	—	—	—

Total	$878,845	$619,846	$1,498,691

7.    Pension Plans

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

  Components of Net Periodic Pension Cost

        Net periodic pension cost for the Company's pension plans for the three months ended March 31, 2004 and 2003 included the following components:

	Three months ended March 31,
	2004	2003
Service cost—benefits earned during the period	$3,144	$2,776
Interest cost on project benefit obligations	2,814	2,587
Expected return on plan assets	(3,842)	(3,208)
Net amortization and deferral	(379)	(165)

Net periodic pension cost	$1,737	$1,990

  Employer Contributions

        The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it did not expect to contribute to its pension plan in 2004. As of March 31, 2004, the Company has made no contributions to its pension plan.

8.    Contingencies

        The Company and various affiliates were defendants in a lawsuit brought by College Loan Corporation ("CLC") in the United States District Court for the Eastern District of Virginia alleging various breach of contract and common law tort claims in connection with CLC's consolidation loan activities. The Complaint sought compensatory damages of at least $60 million.

        On June 25, 2003, after five days of trial, the jury returned a verdict in favor of the Company on all counts. CLC has since filed an appeal. All appellate briefing has been completed and oral argument has been scheduled before the U.S. Court of Appeals for the Fourth Circuit on June 4, 2004.

        The Company was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit sought to bring a nationwide class action on behalf of all borrowers who allegedly paid "undisclosed improper and excessive" late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of 2 million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 28, 2003, the Court granted the Company's motion to dismiss the complaint in its entirety. The plaintiffs appealed the trial court decision. All appellate briefing has been completed and oral argument was held in April 2004. No decision has been issued on the appeal as of this date.

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

        The Company, together with a number of other FFELP industry participants, filed a lawsuit challenging the DOE's interpretation of and non-compliance with provisions in the HEA governing origination fees and repayment incentives on loans made under the FDLP. The lawsuit, which was filed November 3, 2000 in the United States District Court for the District of Columbia, alleges that the DOE's interpretations of and non-compliance with these statutory provisions are contrary to the statute's unambiguous text, and are arbitrary, capricious, an abuse of discretion, or otherwise not in accordance with law, and violate both the HEA and the Administrative Procedure Act. The Company together with the other plaintiffs and the DOE have filed cross-motions for summary judgment. The Court has not ruled on these motions.

        The Company has cooperated with the SEC concerning an informal investigation that the SEC initiated on January 14, 2004. There are currently no data requests outstanding and the SEC has not sought to interview any additional witnesses. The investigation concerns certain 2003 year-end accounting entries made by employees of one of the Company's collection agency subsidiaries. The Company's Audit Committee engaged outside counsel to investigate the matter and management conducted its own investigation. These investigations by the Audit Committee and management have been completed and the amounts in question were less than $100,000.

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
Three months ended March 31, 2004 and 2003
(Dollars in millions, except per share amounts, unless otherwise stated)

OVERVIEW

        We are the largest private source of funding, delivery and servicing support for education loans in the United States primarily through our participation in the FFELP. Our primary business is to originate, acquire and hold student loans. We also provide a wide range of financial services, processing capabilities and information technology to meet the needs of educational institutions, lenders, students and their families, and guarantee agencies. We earn fees for student loan servicing, guarantee processing, student loan default management and loan collections. SLM Corporation is a holding company that operates through a number of subsidiaries including the Student Loan Marketing Association, a federally chartered government-sponsored enterprise. References in this quarterly report to "the Company" refer to SLM Corporation and its subsidiaries.

        Our results can be materially affected by changes in:

  •
  applicable laws and regulations, which may change the volume, average term, effective yields and refinancing options of student loans under the FFELP or provide advantages to competing FFELP and non-FFELP loan providers;

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

        We have provided the discussion of the GSE within the context of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") because the GSE's primary function of financing the initial purchase of student loans is a subset of similar operations conducted by the Company. As we wind down the GSE, such operations will constitute less and less of the Company's operations. MD&A disclosures applicable solely to the GSE are included at the end of this MD&A in the section titled "Student Loan Marketing Association." The discussion that follows regarding our interest income and expenses from on-balance sheet assets and liabilities is applicable to both the Company and the GSE. Likewise, because all of our FFELP securitizations to date have originated from the GSE, the discussion of securitization gains for FFELP student loans is applicable to the GSE only. The ongoing servicing and securitization revenue from those securitizations is primarily earned by the Company because the Retained Interests in FFELP securitizations are sold by the GSE to SLM Corporation shortly after completion of the securitization transactions. Discussions of Private Credit Student Loan securitizations are applicable to the Company only. The discussions of off-balance sheet loans, our fee-based businesses, and our operations on a Managed Basis, as well as the discussions set forth below under the headings "Selected Financial Data," "Other Income," "Federal and State Taxes" and "Alternative Performance Measures" do not involve the GSE and relate to the Company on a consolidated basis.

        Through the first quarter of 2004, the majority of our student loan purchases were financed in the GSE and were initially financed through the issuance of short-term GSE debt obligations and then through student loan securitizations that were conducted through the GSE. Once securitized, the GSE no longer owns the student loans and the bonds issued by the trust are not obligations of the GSE. As the Wind-Down of the GSE continues, the liquidity provided to the Company by the GSE is being replaced by non-GSE financing, including securitizations originated by non-GSE subsidiaries of SLM Corporation. All student loans that the Company directly originates are owned by non-GSE subsidiaries from inception.

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

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three months ended March 31,		Increase (decrease)
	2004	2003	$	%
Net interest income	$322	$346	$(24)	(7)%
Less: provision for losses	40	43	(3)	(7)

Net interest income after provision for losses	282	303	(21)	(7)
Gains on student loan securitizations	114	306	(192)	(63)
Servicing and securitization revenue	137	189	(52)	(28)
Derivative market value adjustment	(117)	(119)	2	2
Guarantor servicing fees	35	35	—	—
Debt management fees	80	59	21	36
Other income	59	49	10	20
Operating expenses	209	179	30	17
Income taxes	90	226	(136)	(60)

Net income	291	417	(126)	(30)
Preferred stock dividends	3	3	—	—

Net income attributable to common stock	$288	$414	$(126)	(30)%

Basic earnings per common share	$.65	$.91	$(.26)	(29)%

Diluted earnings per common share	$.64	$.88	$(.24)	(27)%

Dividends per common share	$.17	$.08	$.09	113%

Condensed Balance Sheets

			Increase (decrease)
	March 31, 2004	December 31, 2003
			$	%
Assets
Federally insured student loans, net	$26,175	$29,222	$(3,047)	(10)%
Federally insured student loans in trust, net	24,062	16,355	7,707	47
Private Credit Student Loans, net	4,177	4,470	(293)	(7)
Academic facilities financings and other loans	1,104	1,031	73	7
Cash and investments	10,294	6,896	3,398	49
Restricted cash and investments	1,246	1,106	140	13
Retained Interest in securitized receivables	2,482	2,476	6	—
Goodwill and acquired intangible assets, net	589	592	(3)	—
Other assets	3,134	2,463	671	27

Total assets	$73,263	$64,611	$8,652	13%

Liabilities and Stockholders' Equity
Short-term borrowings	$16,176	$18,735	$(2,559)	(14)%
Borrowings collateralized by loans in trust	24,595	16,597	7,998	48
Long-term notes	26,710	23,211	3,499	15
Other liabilities	3,045	3,438	(393)	(11)

Total liabilities	70,526	61,981	8,545	14

Stockholders' equity before treasury stock	3,618	3,180	438	14
Common stock held in treasury at cost	881	550	331	60

Total stockholders' equity	2,737	2,630	107	4

Total liabilities and stockholders' equity	$73,263	$64,611	$8,652	13%

RESULTS OF OPERATIONS

NET INTEREST INCOME

        Net interest income is derived largely from our portfolio of student loans that remain on-balance sheet. The "Taxable Equivalent Net Interest Income" analysis below is designed to facilitate a comparison of non-taxable asset yields to taxable yields on a similar basis. Additional information regarding the return on our student loan portfolio is set forth under "Student Loans—Student Loan Spread Analysis After Reclassification—Non-GAAP." Information regarding the provision for losses is contained in Note 2 to the consolidated financial statements.

Taxable Equivalent Net Interest Income

        The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

	Three months ended March 31,		Increase (decrease)
	2004	2003	$	%
Interest income
Student loans	$546	$555	$(9)	(2)%
Academic facilities financings and other loans	18	20	(2)	(9)
Investments	43	28	15	54
Taxable equivalent adjustment	3	4	(1)	—

Total taxable equivalent interest income	610	607	3	1
Interest expense	285	257	28	11

Taxable equivalent net interest income	$325	$350	$(25)	(7)%

Average Balance Sheets

        The following table reflects the rates earned on interest earning assets and paid on interest bearing liabilities for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004		2003
	Balance	Rate	Balance	Rate
Average Assets
Federally insured student loans	$47,746	3.95%	$38,695	4.90%
Private Credit Student Loans	5,146	5.99	5,464	6.50
Academic facilities financings and other loans	1,062	7.36	1,164	7.59
Cash and investments	9,025	2.04	4,486	2.71

Total interest earning assets	62,979	3.90%	49,809	4.94%

Non-interest earning assets	6,046		4,956

Total assets	$69,025		$54,765

Average Liabilities and Stockholders' Equity
Six month floating rate notes	$2,621	1.04%	$2,887	1.27%
Other short-term borrowings	16,208	1.93	22,881	1.51
Long-term notes	44,169	1.83	24,081	2.75

Total interest bearing liabilities	62,998	1.82%	49,849	2.09%

Non-interest bearing liabilities	3,487		2,832
Stockholders' equity	2,540		2,084

Total liabilities and stockholders' equity	$69,025		$54,765

Net interest margin		2.08%		2.85%

        The decrease in the net interest margin from the first quarter of 2003 to the first quarter of 2004 was primarily due to the decrease in Floor Income and other student loan spread related items as discussed under "Student Loans—Student Loan Spread Analysis After Reclassification—Non-GAAP." The decrease in the net interest margin was also due to the increase in lower yielding short-term investments caused by the increase in non-GSE funding that is temporarily being held pending future asset transfers from the GSE to SLM Corporation.

Rate/Volume Analysis

        The following rate/volume analysis illustrates the relative contribution of changes in interest rates and asset volumes.

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
Three months ended March 31, 2004 vs. three months ended March 31, 2003
Taxable equivalent interest income	$3	$(136)	$139
Interest expense	28	(86)	114

Taxable equivalent net interest income	$(25)	$(50)	$25

Derivative Reclassification—Non-GAAP

        A recent interpretation of SFAS No. 133 requires net settlement income/expense on derivatives and realized gains/losses on derivative dispositions ("realized derivative transactions") that do not qualify as hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. In response to this interpretation, we believe that it is helpful to the understanding of our business to include two presentations of net interest income and net interest margin. The first is a GAAP presentation presented above that includes the net settlement income/expense on derivatives and realized gains/losses recorded in the derivative market value adjustment line, which excludes these items from net interest income and margin. The second is a non-GAAP presentation that reflects these net settlements after having been reclassified to the financial statement line item of the economically hedged item, which includes them in net interest income and margin. We believe that this second presentation is meaningful as it reflects how we manage interest rate risk through the match funding of interest sensitive assets and liabilities. The presentations of our taxable equivalent net interest income, average balance sheet, rate volume analysis, student loan spread and funding costs in the following tables will reflect these reclassifications. The table below details the reclassification of the derivative net settlements and realized gains/losses related to derivative dispositions that is used in the following non-GAAP presentations as discussed above.

	Three months ended March 31,
	2004	2003
Reclassification of realized derivative transactions:
Net settlement expense on Floor Income Contracts reclassified to student loan income	$(109)	$(118)
Net settlement expense on Floor Income Contracts reclassified to servicing and securitization income	(58)	(36)
Net settlement income on interest rate swaps reclassified to interest expense	12	12
Net settlement expense on interest rate swaps reclassified to servicing and securitization income	(13)	(15)
Realized gain/loss on closed Eurodollar futures contracts and terminated derivative contracts	(48)	(77)

Total reclassifications from realized derivative transactions	(216)	(234)
Add: Unrealized derivative market value adjustment	99	115

Derivative market value adjustment	$(117)	$(119)

Taxable Equivalent Net Interest Income After Reclassification—Non-GAAP

        The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

	Three months ended March 31,		Increase (decrease)
	2004	2003	$	%
Interest income
Student loans	$438	$436	$2	—%
Academic facilities financings and other loans	18	20	(2)	(9)
Investments	43	28	15	54
Taxable equivalent adjustment	3	4	(1)	2

Total taxable equivalent interest income	502	488	14	3
Interest expense	274	244	30	12

Taxable equivalent net interest income, non- GAAP	$228	$244	$(16)	(7)%

Taxable Equivalent Net Interest Income Reconciliation from GAAP to non-GAAP

        The following table reconciles the taxable equivalent net interest income from GAAP to non-GAAP.

	Three months ended March 31,		Increase (decrease)
	2004	2003	$	%
Taxable equivalent net interest income, GAAP	$325	$350	$(25)	(7)%
Settlements on Floor Income Contracts reclassified to student loan income	(109)	(118)	9	8
Net settlements on interest rate swaps reclassified to interest expense	12	12	—	—

Taxable equivalent net interest income, non-GAAP	$228	$244	$(16)	(7)%

Average Balance Sheets After Reclassification—Non-GAAP

        The following table reflects the rates earned on interest earning assets and paid on interest bearing liabilities for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004		2003
	Balance	Rate	Balance	Rate
Average Assets
Federally insured student loans	$47,746	3.04%	$38,695	3.65%
Private Credit Student Loans	5,146	5.99	5,464	6.50
Academic facilities financings and other loans	1,062	7.36	1,164	7.59
Cash and investments	9,025	2.04	4,486	2.71

Total interest earning assets	62,979	3.21%	49,809	3.97%

Non-interest earning assets	6,046		4,956

Total assets	$69,025		$54,765

Average Liabilities and Stockholders' Equity
Six month floating rate notes	$2,621	1.04%	$2,887	1.27%
Other short-term borrowings	16,208	1.78	22,881	1.52
Long-term notes	44,169	1.78	24,081	2.51

Total interest bearing liabilities	62,998	1.75%	49,849	1.99%

Non-interest bearing liabilities	3,487		2,832
Stockholders' equity	2,540		2,084

Total liabilities and stockholders' equity	$69,025		$54,765

Net interest margin, non-GAAP		1.46%		1.99%

        The 62 basis point difference between the first quarter of 2004 non-GAAP net interest margin of 1.46 percent versus the GAAP net interest margin of 2.08 percent is primarily due to the inclusion of payments on Floor Income Contracts in the non-GAAP presentation which reduced net interest income by 69 basis points (See "Derivative Reclassification—Non-GAAP" above). For a discussion of other fluctuations between the first quarter of 2004 net interest margin versus the first quarter of 2003 net interest margin, please see the GAAP Average Balance Sheet above.

Rate/Volume Analysis After Reclassification—Non-GAAP

        The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
Three months ended March 31, 2004 vs. three months ended March 31, 2003
Taxable equivalent interest income	$14	$(96)	$110
Interest expense	30	(72)	102

Taxable equivalent net interest income, non-GAAP	$(16)	$(24)	$8

        Taxable equivalent net interest income after reclassification for the three months ended 2004 versus 2003 decreased by $16 million while the net interest margin decreased by 53 basis points.

Student Loans

        For both federally insured and Private Credit Student Loans, we account for premiums paid, discounts received and certain origination costs incurred on the acquisition of student loans in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." The unamortized portion of the premiums and discounts are included in the carrying value of the student loan on the consolidated balance sheet. We recognize income on our student loan portfolio based on the expected yield of the student loan after giving effect to the amortization of purchase premiums and the accretion of student loan discounts, as well as borrower benefit programs. Origination fees charged on Private Credit Student Loans are deferred and amortized to income over the lives of the student loans. In the "Student Loan Spread Analysis After Reclassification—Non-GAAP" table below, this amortization of origination fees is netted with the amortization of the premiums.

Student Loan Spread Analysis After Reclassification—Non-GAAP (see "NET INTEREST INCOME—Derivative Reclassification—Non-GAAP")

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

	Three months ended March 31,
	2004	2003
On-Balance Sheet
Student loan yield, before Floor Income	4.12%	4.47%
Floor Income	.13	.29
Consolidation Loan Rebate Fees	(.54)	(.50)
Offset Fees	(.06)	(.07)
Borrower benefits	(.14)	(.08)
Premium and origination fee amortization	(.18)	(.10)

Student loan net yield	3.33	4.01
Student loan cost of funds	(1.60)	(1.75)

Student loan spread, non-GAAP	1.73%	2.26%

Off-Balance Sheet
Servicing and securitization revenue, before Floor Income	1.12%	1.52%
Floor Income, net of Floor Income previously recognized in gain on sale calculation	.33	.65

Servicing and securitization revenue	1.45%	2.17%

Average Balances
On-balance sheet student loans	$52,892	$44,159
Off-balance sheet student loans	37,786	35,228

Managed student loans	$90,678	$79,387

Discussion of On-Balance Sheet Student Loan Spread Exclusive of Floor Income

        The decrease in the first quarter 2004 student loan spread, versus the first quarter of 2003, was due to lower Floor Income, higher spreads on our debt funding student loans, the increase in the average balance of Consolidation Loans as a percentage of the on-balance sheet portfolio and higher premium amortization and borrower benefit expenses. The increase in the spreads to the underlying index on the cost of funds is due to the replacement of lower cost GSE funding with non-GSE funding in connection with the GSE Wind-Down. This higher cost is the result of both higher credit spreads on non-GSE funding sources and the significantly longer duration of non-GSE liabilities. Also, we use higher cost, longer-term debt to fund Consolidation Loans.

        The average balance of Consolidation Loans increased as a percentage of the average on-balance sheet FFELP student loan portfolio from 55 percent in the first quarter of 2003 to 58 percent in the first quarter of 2004. Consolidation Loans have lower spreads due to the 105 basis point Consolidation Loan Rebate Fee, which is partially offset by the absence of the 30 basis point offset fee on GSE student loans and higher SAP yield.

        The higher premium amortization and borrower benefit expense in 2004 is primarily the result of revised life of loan estimates for higher consolidation activity that reduced premium amortization in the first quarter of 2003.

Floor Income

        For on-balance sheet student loans, Floor Income is included in student loan income. The following table summarizes the components of Floor Income from on-balance sheet student loans, net of payments under Floor Income Contracts, for the three months ended March 31, 2004 and 2003.

	Three months ended March 31, 2004			Three months ended March 31, 2003
	Fixed borrower rate	Variable borrower rate	Total	Fixed borrower rate	Variable borrower rate	Total
(Dollars in billions)
Gross Floor Income	$124	$2	$126	$137	$13	$150
Payments on Floor Income Contracts	(109)	—	(109)	(118)	—	(118)

Floor Income	$15	$2	$17	$19	$13	$32

Floor Income in basis points	11	2	13	18	11	29

        The decrease in Floor Income for the three months ending March 31, 2004 versus the year-ago period is primarily due to the decline in Treasury bill and commercial paper rates from the July 1, 2002 reset of borrower rates to March 31, 2003. Treasury bill and commercial paper rates did not decline as steeply from the July 1, 2003 reset to March 31, 2004 as compared to the same period in 2003.

        For off-balance sheet student loans, future Fixed Rate Embedded Floor Income is estimated using a discounted cash flow option pricing model and is included in the Residual Interest valuation which is initially recognized as a gain on sale. Variable Rate Embedded Floor Income is recognized as earned in servicing and securitization revenue.

        At March 31, 2004, the notional amount of student loan Floor Income Contracts totaled $43.6 billion of which $19.4 billion are contracts that commence between April 1, 2004 and 2007. The following table analyzes the ability of the FFELP student loans in our Managed student loan portfolio to earn Floor Income after March 31, 2004 and 2003. Three-month Treasury bill loans are based on the last Treasury bill auctions of March 2004 and 2003 of .96 percent and 1.12 percent, respectively. Commercial paper rate loans are based on the last commercial paper rates of 1.04 percent for March 2004 and 1.23 percent for March 2003. One-year Treasury bill loans are based on the last Treasury bill auctions of May 2003 and 2002 of 1.12 percent and 1.76 percent, respectively.

	March 31, 2004			March 31, 2003
	Fixed Borrower Rate	Annually Reset Borrower Rate	Total	Fixed Borrower Rate	Annually Reset Borrower Rate	Total
(Dollars in billions)
Student loans eligible to earn Floor Income:
On-balance sheet student loans	$28.4	$14.8	$43.2	$21.0	$11.1	$32.1
Off-balance sheet student loans	7.9	21.8	29.7	6.4	26.4	32.8

Managed student loans eligible to earn Floor Income	36.3	36.6	72.9	27.4	37.5	64.9
Less: Economically hedged Floor Income	(15.9)	—	(15.9)	(16.0)	—	(16.0)

Net Managed student loans eligible to earn Floor Income	$20.4	$36.6	$57.0	$11.4	$37.5	$48.9

Net Managed student loans earning Floor Income	$15.0	$32.1	$47.1	$10.3	$37.5	$47.8

Activity in the Allowance for On-Balance Sheet Private Credit Student Loan Losses

        The following table summarizes changes in the allowance for student loan losses for on-balance sheet Private Credit Student Loans for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004	2003
Private Credit Student Loan allowance balance at beginning of period	$166	$181
Provision for Private Credit Student Loan losses	32	28
Other	—	7
Charge-offs:
Private Credit Student Loan charge-offs	(26)	(17)
Private Credit Student Loan recoveries	3	2

Total charge-offs, net of recoveries	(23)	(15)

Balance before securitization of Private Credit Student Loans	175	201
Reduction for securitization of Private Credit Student Loans	(21)	(27)

Private Credit Student Loan allowance balance at end of period	$154	$174

Net Private Credit Student Loan charge-offs as a percentage of average Private Credit Student Loans	1.80%	1.09%
Net Private Credit Student Loan charge-offs as a percentage of average Private Credit Student Loans in repayment	3.97%	2.14%
Private Credit Student Loan allowance as a percentage of average Private Credit Student Loans	3.00%	3.19%
Private Credit Student Loan allowance as a percentage of the ending balance of Private Credit Student Loans	3.56%	3.40%
Private Credit Student Loan allowance as a percentage of the ending balance of Private Credit Student Loans in repayment	7.11%	6.62%
Average balance of Private Credit Student Loans	$5,146	$5,464
Ending balance of Private Credit Student Loans	$4,331	$5,115
Average balance of Private Credit Student Loans in repayment	$2,328	$2,785
Ending balance of Private Credit Student Loans in repayment	$2,169	$2,631

        The increase in the provision for Private Credit Student Loan losses of $4 million for the three months ending March 31, 2004 versus the year-ago period is primarily due to the increase in Private Credit Student Loans entering repayment prior to being securitized as compared to the three months ended March 31, 2003. For the three months ended March 31, 2004, Private Credit Student Loan charge-offs increased by $9 million over the comparable period in 2003, which is due to the increase in securitization activity in 2003 as we primarily securitize loans that are current, leaving a higher percentage of delinquent loans on-balance sheet and to the increase in career training loans as a percentage of the on-balance sheet portfolio.

        We charge borrower fees on the majority of Private Credit Student Loans, both at origination and when the loan enters repayment. Such fees are deferred and recognized into income as a component of interest over the life of the related pool of loans. The unamortized balance of deferred origination fee revenue at March 31, 2004 and 2003 was $142 million and $99 million, respectively.

Delinquencies

        The table below presents our on-balance sheet Private Credit Student Loan delinquency trends as of March 31, 2004 and 2003. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	March 31,
	2004		2003
	Balance	%	Balance	%
Loans in-school/grace/deferment (1)	$1,975		$2,203
Loans in forbearance (2)	187		281
Loans in repayment and percentage of each status:
Loans current	1,944	90%	2,366	90%
Loans delinquent 30-59 days (3)	81	4	123	5
Loans delinquent 60-89 days	49	2	65	2
Loans delinquent 90 days or greater	95	4	77	3

Total loans in repayment	2,169	100%	2,631	100%

Total Private Credit Student Loans	4,331		5,115
Private Credit Student Loan allowance for losses	(154)		(174)

Private Credit Student Loans, net	$4,177		$4,941

Percentage of Private Credit Student Loans in repayment	50%		51%

Delinquencies as a percentage of Private Credit Student Loans in repayment	10%		10%

(1)
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures. Additionally, the forbearance balance at March 31, 2004 includes $7 million of career training loans in "closed school" status.

(3)
The delinquency period is based on the number of days scheduled payments are contractually past due.

On-Balance Sheet Funding Costs After Non-GAAP Reclassification (see "NET INTEREST INCOME—Derivative Reclassification Presentation")

        Our borrowings are generally variable-rate indexed (after the effect of interest rate swaps) principally to LIBOR, the 91-day Treasury bill or the commercial paper rate. The following table summarizes the average balance of on-balance sheet debt (by index, after giving effect to the impact of interest rate swaps) for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004		2003
Index	Average Balance	Average Rate	Average Balance	Average Rate
Treasury bill, principally 91-day	$11,448	1.47%	$17,868	1.64%
Commercial paper	22,649	1.33	13,586	1.26
LIBOR	15,446	1.41	3,765	1.60
Discount notes	4,366	1.02	6,398	1.39
Fixed	7,662	4.12	6,316	4.96
Auction rate securities	849	1.40	828	1.57
Zero coupon	256	11.17	229	11.14
Other	322	3.14	859	2.28

Total	$62,998	1.75%	$49,849	1.99%

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

Guarantor Servicing Fees, Debt Management Fees and Other Income

        The following table summarizes the components of guarantor servicing fees, debt management fees and other income for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004	2003
Guarantor servicing and debt management fees:
Guarantor servicing fees	$35	$35
Debt management fees	80	59

Total guarantor servicing and debt management fees	$115	$94

Other income:
Late fees	$21	$16
Third party servicing fees	13	15
Mortgage and consumer loan fees	5	6
Other	20	12

Total other income	$59	$49

        The $21 million increase in guarantor servicing and debt management fees for the three months ended March 31, 2004 versus the year-ago period is mainly due to growth across all segments of our debt management businesses. Specifically, portfolio management fees increased $8 million, or 35 percent over the prior year-ago period due to higher volume from United Student Aid Funds, Inc. ("USA Funds"), and to the increase in the percentage of collections via rehabilitation versus other less economic collection options. There was also strong growth from our collection subsidiaries General Revenue Corporation ("GRC") and Pioneer Credit Recovery ("PCR"), related to collections on behalf of USA Funds ($6 million) and collections on campus-based student loans ($5 million).

OPERATING EXPENSES

        The following table summarizes the components of operating expenses for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004	2003
Servicing and acquisition expenses	$126	$117
General and administrative expenses	76	55
Definite life intangible asset amortization	7	7

Total operating expenses	$209	$179

        The $30 million increase in operating expenses for the three months ended March 31, 2004 versus the year-ago period is mainly attributable to the operating expenses of Pioneer Mortgage acquired in the second quarter of 2003 and Academic Management Services Corp. ("AMS") acquired in the fourth quarter of 2003. Exclusive of these acquisitions, operating expenses increased in debt management and student loan servicing and origination consistent with revenue growth and borrowers serviced. In addition, in the first quarter of 2003, we recognized $9 million for servicing adjustments related to an underbilling error. Student loan servicing expenses as a percentage of the average balance of student loans serviced was .15 percent and .16 percent for the three months ended March 31, 2004 and 2003, respectively.

STUDENT LOAN ACQUISITIONS

        In the first quarter of 2004, 75 percent of our Managed student loan acquisitions were originated through our Preferred Channel. The following tables summarize the components of our student loan acquisition activity for the three months ended March 31, 2004 and 2003.

	Three months ended March 31, 2004
	FFELP	Private	Total
Preferred Channel	$3,821	$1,065	$4,886
Other commitment clients	72	—	72
Spot purchases	584	1	585
Consolidations from third parties	509	—	509
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	1,274	—	1,274
Capitalized interest and deferred origination fees	282	(22)	260

Total on-balance sheet student loan acquisitions	6,542	1,044	7,586
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(1,274)	—	(1,274)
Capitalized interest and other—off-balance sheet securitized trusts	154	28	182

Total Managed student loan acquisitions	$5,422	$1,072	$6,494

	Three months ended March 31, 2003
	FFELP	Private	Total
Preferred Channel	$3,315	$842	$4,157
Other commitment clients	56	—	56
Spot purchases	53	—	53
Consolidations from third parties	631	—	631
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	1,333	—	1,333
Capitalized interest and deferred origination fees	264	18	282

Total on-balance sheet student loan acquisitions	5,652	860	6,512
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(1,333)	—	(1,333)
Capitalized interest and other—off-balance sheet securitized trusts	159	10	169

Total Managed student loan acquisitions	$4,478	$870	$5,348

Preferred Channel Originations

        In the first quarter of 2004, we originated $5.8 billion in student loan volume through our Preferred Channel, a 19 percent increase over the $4.9 billion originated in the year-ago period. In the first quarter of 2004, we grew the Sallie Mae brand Preferred Channel Originations by 33 percent. As of March 31, 2004, our own brands constitute 32 percent of our Preferred Channel Originations, up from 28 percent in the year-ago period. The pipeline of loans that we currently service and are committed to purchase was $7.3 billion and $6.2 billion at March 31, 2004 and 2003, respectively. The following tables further break down our Preferred Channel Originations by type of loan and source.

	Three months ended March 31,
	2004	2003
Preferred Channel Originations—Type of Loan
Stafford	$3,732	$3,280
PLUS	825	663

Total FFELP	4,557	3,943
Private	1,287	953

Total	$5,844	$4,896

Preferred Channel Originations—Source
Sallie Mae brands	$1,847	$1,387
Lender partners	3,997	3,509

Total	$5,844	$4,896

        The following table summarizes the activity in our Managed portfolio of student loans for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004	2003
Beginning balance	$88,789	$78,124
Acquisitions, including capitalized interest	6,494	5,348
Repayments, claims, other	(2,387)	(2,082)
Charge-offs to reserves and securitization trusts	(30)	(25)
Loans sales	(191)	—
Loans consolidated from SLM Corporation	(526)	(646)

Ending balance	$92,149	$80,719

FEDERAL AND STATE TAXES

        The Company is subject to federal and state income taxes, while the GSE is exempt from all state, local and District of Columbia income taxes. Our effective tax rate for the three months ended March 31, 2004 and 2003 was 23 percent and 35 percent, respectively. The effective tax rate for the period ended March 31, 2004 reflects the permanent benefit of the exclusion of the gains on equity forward contracts under SFAS No. 150, adopted in the third quarter of 2003. As SFAS No. 150 was implemented in the third quarter of 2003, the effective tax rate for the three months ended March 31, 2003 does not include any impact from equity forward contracts.

EFFECTS OF SFAS NO. 133—DERIVATIVE ACCOUNTING

        SFAS No. 133 requires the Company to recognize changes in the fair value of derivative instruments currently in earnings unless specific hedge accounting criteria, as specified by SFAS No. 133, are met. We believe that our derivatives are effective economic hedges and they are a critical element of our interest rate risk management strategy. However, under SFAS No. 133, some of our derivatives, primarily Floor Income Contracts, Eurodollar futures contracts, certain basis swaps and equity forward contracts (discussed in detail below), do not qualify for "hedge treatment" under SFAS No. 133. Consequently, the standalone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item. The derivative market value adjustment is primarily caused by interest rate volatility and changing credit spreads during the period and the volume and term of derivatives not receiving hedge accounting treatment.

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

        Under SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," equity forward contracts that allow a net settlement option either in cash or the Company's stock are required to be accounted for in accordance with SFAS No. 133 as derivatives. As a result, we now account for our equity forward contracts as stand-alone derivatives in accordance with SFAS No. 133 and mark them to market through earnings.

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

        We report pro forma "core cash" measures, which are the primary financial performance measures used by management not only in developing financial plans and tracking results, but also in establishing corporate performance targets and determining incentive compensation. Management believes this information provides additional insight into the financial performance of the Company's core business activities. Our "core cash" measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. "Core cash" measures reflect only current period adjustments to GAAP as described below. Accordingly, the Company's "core cash" measures presentation does not represent another comprehensive basis of accounting. A more detailed discussion of the differences between GAAP and "core cash" measures follows.

1)
Securitization: Under GAAP, certain securitization transactions are accounted for as sales of assets. Under "core cash," we present all securitization transactions as long-term non-recourse financings. The upfront "gains" on sale from securitization as well as ongoing "servicing and securitization revenue" presented in accordance with GAAP are excluded from "core cash" and replaced by the interest income, provision for loan losses, and interest expense as they are earned or incurred on the securitized loans.

  The following table summarizes "core cash" securitization adjustments for the three months ended March 31, 2004 and March 31, 2003.

	Three months ended March 31,
	2004	2003
"Core cash" securitization adjustments:
Net interest income on securitized loans, after provision for losses	$262	$230
Gains on student loan securitizations	(114)	(306)
Servicing and securitization revenue	(137)	(189)

Total "core cash" securitization adjustments	$11	$(265)

2)
Derivative Accounting: "Core cash" measures exclude the periodic unrealized gains and losses caused by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 and recognize the economic effect of these hedges, which results in recognition of any cash paid or received being recognized ratably as an expense or revenue over the hedged item's life. The effects of derivatives hedging Floor Income is discussed below under Floor Income. See also "EFFECTS OF SFAS NO. 133—DERIVATIVE ACCOUNTING" for a more detailed discussion.

  The table below quantifies the effect of a derivative market value transactions adjustment under SFAS No. 133 and non-Floor Income related realized derivatives transactions on our net income for the three months ended March 31, 2004 and 2003, respectively, in accordance with the accounting principles employed in all years prior to the SFAS No. 133 implementation.

	Three months ended March 31,
	2004	2003
SFAS No. 133 income statement items:
Derivative market value adjustment included in other income	$117	$119
Less: Realized derivative transactions reclassified (see "Derivative Reclassifications—Non-GAAP under NET INTEREST INCOME")	(216)	(234)

Total net impact of SFAS No. 133 derivative accounting	$(99)	$(115)

3)
Floor Income: The timing and amount (if any) of Floor Income earned is uncertain and in excess of expected spreads and, therefore, we exclude such income from "core cash" measures when it is not economically hedged from "core cash" measures.

  We employ derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed under "EFFECTS OF SFAS NO. 133—DERIVATIVE ACCOUNTING," these derivatives do not qualify as effective accounting hedges and therefore are marked-to-market through the derivative market value adjustment. For "core cash" measures, we reverse the fair value adjustments on the Floor Income Contracts and include the amortization of net premiums received (net of Eurodollar futures contracts' realized gains or losses) in income. Since we exclude Floor Income that is not economically hedged, we also exclude net settlements on derivative contracts, primary payments on Floor Income Contracts, and certain gains and losses on derivatives and financial instruments that were economically hedging Floor Income. The following table summarizes the Floor Income adjustments for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004	2003
"Core cash" Floor Income adjustments:
Floor Income earned on Managed loans	$(34)	$(73)
Amortization of net premiums on Floor Income Contracts and futures in net interest income	45	38
Net losses related to closed Eurodollar futures contracts economically hedging Floor Income	50	1
Losses on sales of derivatives hedging Floor Income	—	71

Total "core cash" Floor Income adjustments	$61	$37

4)
Other items: We exclude certain transactions that are not considered part of our core business, including amortization of acquired intangibles, as well as gains and losses on certain sales of securities.

  For the three months ended March 31, 2004 and 2003, the pre-tax effect of these non-GAAP performance measures was as follows:

	Three months ended March 31,
	2004	2003
Non-GAAP performance measures:
Net impact of securitization accounting	$11	$(265)
Net impact of derivative accounting	(99)	(115)
Net impact of Floor Income	61	37
Amortization of acquired intangibles and other	7	15

Total non-GAAP performance measures	$(20)	$(328)

Student Loan Spread Analysis—Managed Basis

        The following table analyzes the reported earnings from our portfolio of Managed student loans, which includes both on-balance sheet and off-balance sheet loans in securitization trusts, and excludes Floor Income and includes derivatives economically hedging these line items (see "NET INTEREST INCOME—Derivative Reclassification—Non-GAAP").

	Three months ended March 31,
	2004	2003
Managed Basis student loan yield	4.15%	4.44%
Consolidation Loan Rebate Fees	(.40)	(.34)
Offset Fees	(.03)	(.04)
Borrower benefits	(.08)	(.11)
Premium and origination fee amortization	(.09)	(.16)

Managed Basis student loan net yield	3.55	3.79
Managed Basis student loan cost of funds	(1.64)	(1.86)

Managed Basis student loan spread	1.91%	1.93%

Average Balances
On-balance sheet student loans	$52,892	$44,159
Off-balance sheet student loans	37,786	35,228

Managed student loans	$90,678	$79,387

Discussion of Managed Student Loan Spread

        The first quarter of 2004 student loan spread was affected both positively and negatively by a number of factors as compared to the first quarter of 2003. Positive changes to the spread included lower premium amortization and borrower benefit expenses associated with increased Consolidation Loan activity, an increase in the average balance of Managed Private Credit Student Loans as a percentage of the average Managed student loan portfolio to 10 percent of the average Managed Student Loan Portfolio, and higher amortization of upfront premiums received on Floor Income Contracts. Negative changes to the spread included higher spreads on our debt funding student loans and an increase in the average balance of lower spread Consolidation Loans as a percentage of the Managed portfolio. The net effect of these changes was a 2 basis point reduction in the Managed student loan spread. The details of these fluctuations are discussed further below.

        When we consolidate a Managed FFELP Stafford loan, the term of the loan is extended and the amortization of the premium is likewise extended to match the new term of the loan. Conversely, if a Managed FFELP Stafford student loan consolidates with another lender, it is treated as a prepayment, and unamortized premium balance must be written off. We calculate a Constant Prepayment Rate ("CPR") to estimate the effect of term extensions and prepayments on the average life of the student loan portfolio; the CPR is used to calculate premium amortization. Under SFAS No. 91, when actual Consolidation Loan activity differs from predicted results, we must adjust the premium balance from inception to reflect the new term of the loan portfolio. In the first quarter of 2004, the pace of Consolidation Loan activity was higher than predicted resulting in lower than expected premium amortization. Additionally, the overall longer amortization terms from Consolidation Loans decreased premium amortization in the first quarter of 2004 versus the first quarter of 2003 as the average balance of Consolidation Loans grew as a percentage of the average Managed FFELP student loan portfolio from 36 percent in the first quarter of 2003 to 44 percent in the first quarter of 2004. Additionally, based on further analysis of student loans in our trust portfolios and Private Credit Student Loans, we increased the term for amortizing premiums and discounts related to those loans. The net effect of these items lowered premium amortization expense by $16 million.

        The increase in Consolidation Loan activity also reduced our estimate of the number of borrowers who qualify for borrower benefits. As loans consolidate the benefit remaining on the original FFELP Stafford loan is written off and replaced by a lower benefit on the Consolidation Loan that is recognized over a longer term.

        In the first quarter of 2004, Private Credit Student Loans increased. Private Credit Student Loans are subject to credit risk and therefore earn higher spreads which averaged 4.50 percent in the first quarter of 2004 before the effect of a change in estimate adjustment that extended the term of the loans and lowered discount amortization as discussed below for the Managed Private Credit Student Loan portfolio, versus a spread of 1.54 percent for the Managed guaranteed student loan portfolio before Floor Income and estimate adjustments.

        The decrease in the student loan spread from the higher cost of funds is mainly due to increased spreads to the index on our debt caused by the replacement of lower cost GSE funding with non-GSE funding in connection with the GSE Wind-Down. GSE debt generally has lower credit spreads than non-GSE funding sources and our non-GSE liabilities are significantly longer in duration than our GSE liabilities. Also, we use higher cost, longer-term debt to fund Consolidation Loans.

        Absent the effects of Consolidation Loan activity on our premium amortization and borrower benefits, Consolidation Loans have lower spreads than other FFELP loans due to the 105 basis point Consolidation Loan Rebate Fee. The negative effect of this fee is partially offset by the absence of the 30 basis point offset fee on GSE student loans, higher SAP yield and lower student loan premium amortization discussed above. As long as interest rates remain at historically low levels and absent a program change in the next HEA reauthorization, we expect Consolidation Loans to be actively marketed by the student loan industry and remain an attractive refinancing option for borrowers, resulting in an increasing percentage of our federally guaranteed student loan portfolio.

Allowance for Private Credit Student Loan Losses—Managed Basis

        An analysis of our Managed allowance for loan losses for Private Credit Student Loans for the three months ended March 31, 2004 and 2003 is presented in the following table.

	Three months ended March 31,
	2004	2003
Managed Private Credit Student Loan allowance balance at beginning of period	$259	$194
Provision for Managed Private Credit Student Loan losses	37	32
Other	—	7
Charge-offs:
Managed Private Credit Student Loan charge-offs	(26)	(17)
Managed Private Credit Student Loan recoveries	2	2

Total charge-offs, net of recoveries	(24)	(15)

Managed Private Credit Student Loan allowance balance at end of period	$272	$218

Net Managed Private Credit Student Loan charge-offs as a percentage of average Managed Private Credit Student Loans	1.03%	..94%
Net Managed Private Credit Student Loan charge-offs as a percentage of average Managed Private Credit Student Loans in repayment	2.16%	1.78%
Managed Private Credit Student Loan allowance as a percentage of average Managed Private Credit Student Loans	2.98%	3.44%
Managed Private Credit Student Loan allowance as a percentage of the ending balance of Managed Private Credit Student Loans	2.90%	3.24%
Managed Private Credit Student Loan allowance as a percentage of the ending balance of Managed Private Credit Student Loans in repayment	6.16%	6.39%
Average balance of Managed Private Credit Student Loans	$9,142	$6,323
Ending balance of Managed Private Credit Student Loans	$9,408	$6,716
Average balance of Managed Private Credit Student Loans in repayment	$4,376	$3,354
Ending balance of Managed Private Credit Student Loans in repayment	$4,422	$3,410

        The increase in the provision for Managed Private Credit Student Loans of $5 million for the three months ended March 31, 2004 versus the year-ago period is primarily due to the increase in Managed Private Credit Student Loans entering repayment over the prior year and to the effect of the revision of our default assumptions in the fourth quarter of 2003. For the three months ended March 31, 2004, Private Credit Student Loan charge-offs increased by $9 million over the prior year, which is due primarily to the increase in Managed Private Credit Student Loans in repayment and the aging of the loans.

Delinquencies—Managed Basis

        The table below presents our Private Credit Student Loan delinquency trends as of March 31, 2004 and 2003 on a Managed Basis. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

        Loans in forbearance status increased from 11 percent of loans in repayment and forbearance status at March 31, 2003 to 12 percent of loans in repayment and forbearance status at March 31, 2004. The increase is due to a temporary spike in forbearances granted on career training loans during a loan system conversion in the second quarter of 2003. The career training ratio has been gradually declining but is not yet back down to the March 31, 2003 level. For all other categories of Private Credit Student Loans, the forbearance ratio decreased when compared to March 31, 2003.

	March 31,
	2004		2003
	Balance	%	Balance	%
Loans in-school/grace/deferment (1)	$4,386		$2,892
Loans in forbearance (2)	600		414
Loans in repayment and percentage of each status:
Loans current	4,090	92%	3,118	91%
Loans delinquent 30-59 days (3)	126	3	136	4
Loans delinquent 60-89 days	82	2	72	2
Loans delinquent 90 days or greater	124	3	84	3

Total Private Credit Student Loans in repayment	4,422	100%	3,410	100%

Total Private Credit Student Loans	9,408		6,716
Private Credit Student Loan allowance for losses	(272)		(218)

Private Credit Student Loans, net	$9,136		$6,498

Percentage of Private Credit Student Loans in repayment	47%		51%

Delinquencies as a percentage of Private Credit Student Loans in repayment	8%		9%

(1)
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing procedures and policies. Additionally, the forbearance balance at March 31, 2004 included $7 million of career training loans in "closed school" status.

(3)
The delinquency period is based on the number of days scheduled payments are contractually past due.

LIQUIDITY AND CAPITAL RESOURCES

        We depend on the debt capital markets to support our business plan and we have developed deep and diverse funding sources to ensure continued access to the capital markets as we transition from GSE funding to SLM Corporation non-GSE funding. Our biggest funding challenge going forward is to maintain cost effective liquidity to fund the growth in the Managed Portfolio of student loans as well as refinancing previously securitized loans when consolidated back on-balance sheet. At the same time we must maintain earnings spreads and control interest rate risk to preserve earnings growth. The main source of non-GSE funding is student loan securitizations. In the first quarter of 2004, we securitized $9.3 billion in student loans in four transactions versus $6.3 billion in four transactions in the first quarter of 2003. Our securitizations backed by FFELP loans are unique securities in the asset-backed class as they are backed by student loans with an explicit guarantee on 98 percent of principal and interest. This guarantee is subject to service compliance, but is not related to the Company's GSE subsidiary. At March 31, 2004, we financed 83 percent of our Managed student loans from non-GSE sources versus 57 percent at March 31, 2003. As evidenced by the 2003 volume, we have built a highly liquid and deep market for student loan securitizations by broadening our investor base worldwide.

Securitizations will continue to grow and are expected to comprise approximately 70 percent of total Managed debt by 2006, versus 60 percent at March 31, 2004.

        In addition to securitizations, we also significantly increased and diversified other non-GSE financing through the issuance of $5.3 billion in SLM Corporation, term, unsecured non-GSE debt. In total, at March 31, 2004, non-GSE on-balance sheet debt, exclusive of on-balance sheet securitizations, totaled $25.5 billion, a 211 percent increase over March 31, 2003.

        Another major objective when financing our business is to minimize interest rate risk through match funding of our assets and liabilities. Generally, on a pooled basis to the extent practicable, we match the interest rate and reset characteristics of our Managed assets and liabilities. In this process, we use derivative financial instruments extensively to reduce our interest rate and foreign currency exposure. This interest rate risk management helps us to achieve a stable student loan spread irrespective of the interest rate environment. (See also "Interest Rate Risk Management" below.)

        The following tables present the ending and average balances and average interest rates of our Managed borrowings for the three months ended March 31, 2004 and 2003. The average interest rates include derivatives that are economically hedging the underlying debt, but do not qualify for hedge accounting treatment under SFAS No. 133. (See "Derivative Reclassification—non-GAAP").

	As of March 31,
	2004		2003
	Ending Balance		Ending Balance
	Short Term	Long Term	Short Term	Long Term
GSE	$14,330	$2,843	$22,770	$15,030
Non-GSE	1,805	23,705	244	7,969
Securitizations (on-balance sheet)	—	24,256	—	2,021
Securitizations (off-balance sheet)	—	39,532	—	38,972

Total	$16,135	$90,336	$23,014	$63,992

	Three months ended March 31,
	2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate
GSE	$20,955	2.03%	$40,071	1.90%
Non-GSE	22,932	1.75	7,691	2.61
Securitizations (on-balance sheet)	19,111	1.44	1,372	1.53
Securitizations (off-balance sheet)	39,399	1.63	36,497	1.97

Total	$102,397	1.70%	$85,631	1.99%

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

        The GSE's unsecured financing requirements are driven by the following factors: liquidity to meet the short-term funding of new student loan acquisitions; refinancing of existing GSE liabilities as they mature and are not replaced by non-GSE funding sources; the level of securitization activity; and the transfer and refinancing of GSE assets by the Company's non-GSE entities.

Non-GSE Unsecured On-Balance Sheet Financing Activities

        As discussed above, we continue to diversify our non-GSE funding sources such as commercial paper, bank lines of credit, underwritten long-term debt, and global and medium-term note programs. The following table presents the senior unsecured credit ratings on our non-GSE debt from major rating agencies.

	S&P	Moody's	Fitch
Short-term unsecured debt	A-1	P-1	F-1+
Long-term unsecured debt	A	A-2	A+

        The table below presents our non-GSE unsecured on-balance sheet funding by funding source for the three months ended March 31, 2004 and 2003.

	Debt issued for the three months ended March 31,		Outstanding at March 31,
	2004	2003	2004	2003
Commercial paper	$—	$7,494	$—	$44
Convertible debentures	—	—	1,984	—
Retail medium-term notes (EdNotes)	172	78	528	78
Foreign currency denominated(1)	1,976	—	2,574	—
Extendible notes	249	—	1,997	—
Inflation indexed notes	2,933	—	14,485	—
Global notes	—	2,246	3,942	3,948
Medium-term notes	—	—	—	4,143

Total	$5,330	$9,818	$25,510	$8,213

(1)
All foreign currency denominated notes are swapped back to U.S. dollars.

Securitization Activities

Securitization Program

        Our FFELP Stafford, Private Credit Student Loan and certain Consolidation Loan securitizations are off-balance sheet transactions that are structured to meet the sale criteria of SFAS No. 140 by using a two-step transaction with a qualifying special purpose entity ("QSPE") that legally isolates the transferred assets from the Company, even in the event of bankruptcy, and are accounted for off-balance sheet. Each of these transactions is structured to ensure that the holders of the beneficial interests issued by the QSPE are not constrained from pledging or exchanging their interests and that we do not maintain effective control over the transferred assets. In all of our off-balance sheet securitizations, we retain the right to receive the cash flows from the securitized student loans in excess of cash flows required to pay interest and principal on the bonds issued by the trust and servicing and administration fees.

        Prior to 2003, all of our securitization structures were off-balance sheet transactions. In certain 2003 and 2004 Consolidation Loan securitization structures, we hold certain rights that can affect the remarketing of certain bonds. These remarketing rights are not significantly limited in nature. Therefore, these securitizations did not qualify as QSPEs. Accordingly, they are accounted for on-balance sheet as variable interest entities ("VIEs") with the securitized federally insured student loans reflected in the balance sheet as "federally insured student loans in trust." These securitization structures were developed to broaden and diversify the investor base for Consolidation Loan securitizations by allowing us to issue bonds with non-amortizing, fixed rate and foreign currency denominated tranches.

        The following table summarizes our securitization activity for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004				2003
	Number of Transactions	Amount Securitized	Pre-tax Gains	Gain %	Number of Transactions	Amount Securitized	Pre-tax Gains	Gain %
FFELP Stafford/PLUS loans	—	$—	$—	—%	1	$1,256	$20	1.6%
Consolidation Loans	—	—	—	—	1	2,005	218	10.9
Private Credit Student Loans	1	1,252	114	9.1	1	1,005	68	6.8

Total securitization sales	1	1,252	$114	9.1%	3	4,266	$306	7.2%

On-balance sheet securitization of Consolidation Loans	3	8,023			1	2,056

Total loans securitized	4	$9,275			4	$6,322

        The increase in the Private Credit securitization gain for the first quarter of 2004 is due to the underlying student loans having higher spreads and lower cost of funds.

        At March 31, 2004 and December 31, 2003, securitized student loans outstanding totaled $61.8 billion and $55.1 billion, respectively.

        The asset-backed securities issued by our trusts generally have a higher net cost to fund our student loans than our GSE on-balance sheet financing because the asset-backed securities are term match-funded to the assets securitized and do not benefit from the implicit guarantee of the federal government that investors attribute to GSE debt. The GSE's funding advantage over our securitizations is somewhat mitigated by the absence of Offset Fees on securitized loans. Our securitizations to date have been structured to achieve a triple "AAA" credit rating on over 96 percent of the asset-backed securities sold. Securities issued in our typical FFELP student loan securitizations are issued with a variety of interest rate terms and in multiple currencies while the index on our securitized loans are either indexed to the 91-day or 52-week Treasury bill, commercial paper or the Prime rate. We manage this interest rate and currency risk with derivatives, principally interest rate and currency swaps, which can either be on-balance sheet or embedded in the securitization trust.

        In 2004, we expect to maintain the 2003 level of securitization activity to fund new student loan purchases and continue the refinancing of GSE debt. We expect our term asset-backed securities issuance to be $25 billion versus $30 billion with our asset-backed commercial paper program adding another $5 billion.

Liquidity Risk

        As non-GSE financing replaces GSE financing and becomes an ever-larger percentage of our long-term funding, our credit spread and liquidity exposure to the capital markets shifts from the government agency capital markets to the corporate and asset-backed markets. A major disruption in the fixed income capital markets that limits our ability to raise funds or significantly increases the cost of those funds could have a material impact on our ability to acquire student loans or on our results of operations and the timely and effective completion of the GSE Wind-Down. Our securitizations are structured such that we do not provide any level of financial, credit or liquidity support to any of the trusts, and our exposure is limited to the recovery of the Retained Interest asset on the balance sheet. Our Retained Interests are subject to prepayment risk primarily from consolidating loans that could materially impair their value. Our FFELP securitizations have minimal credit and interest rate risk and as a result, outside of the prepayment risk, we believe that, even in times of great stress in the capital markets, the likelihood is remote that any of these off-balance sheet arrangements could be impaired to the point at which they could result in a material adverse impact on the Company.

Retained Interest on Securitized Loans

        The Residual Interest plus any reserve or cash accounts constitute the Retained Interest asset on-balance sheet. The Retained Interests are recorded at fair value at the time of sale and each subsequent quarter using a discounted cash flow analysis. At March 31, 2004 and December 31, 2003, the fair value of the Retained Interest was $2.5 billion and $2.5 billion, respectively. The average balance of the Retained Interest for the three months ended March 31, 2004 and 2003 was $2.4 billion and $2.2 billion, respectively. The deferred tax liability associated with these assets was $333 million and $275 million at March 31, 2004 and December 31, 2003, respectively.

Embedded Fixed Rate Floor Income

        Included in the gain on student loan securitizations of Consolidation Loans is an estimate of the Embedded Fixed Rate Floor Income from the loans securitized. Depending on interest rate levels, the ongoing re-evaluation of this estimate of Embedded Fixed Rate Floor Income can cause volatility in the fair value of the Retained Interest asset. The fair value of the Embedded Fixed Rate Floor Income included in the Retained Interest asset as of March 31, 2004 and December 31, 2003 was $801 million and $727 million, respectively.

Servicing and Securitization Revenue

        Servicing and securitization revenue is the ongoing revenue from securitized loan pools accounted for off-balance sheet as QSPEs, and includes the interest earned on the Residual Interest, the revenue we receive for servicing the loans in the securitization trusts, and Embedded Floor Income on securitized student loans not previously included in the gain on sale calculation. Interest income recognized on the Residual Interest is based on our anticipated yield, determined by periodically estimating future cash flows.

        The following table summarizes the components of servicing and securitization revenue for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004	2003
Servicing revenue	$76	$75
Securitization revenue, exclusive of Embedded Floor Income	30	57

Servicing and securitization revenue, before Embedded Floor Income	106	132

Embedded Floor Income	78	78
Less: Floor Income previously recognized in gain calculation	(47)	(21)

Net Embedded Floor Income	31	57

Total servicing and securitization revenue	$137	$189

Average off-balance sheet student loans	$37,786	$35,228

Average balance of Retained Interest	$2,442	$2,195

Servicing and securitization revenue as a percentage of the average balance of off-balance sheet student loans (annualized)	1.45%	2.17%

        Fluctuations in servicing and securitization revenue are generally driven by the amount of and the difference in the timing of Floor Income recognition on off-balance sheet student loans, as well as the impact of Consolidation Loan activity which can result in an impairment of the Residual Interest asset and negatively impact yields used to recognize subsequent income. In the first quarter of 2004, we recognized impairment of the Residual Interest asset of $13.7 million due to higher than anticipated Consolidation Loan activity. We receive annual servicing fees of 90 basis points, 50 basis points and 70 basis points of the outstanding securitized loan balance related to our Stafford, Consolidation Loan and Private Credit Student Loan securitizations, respectively.

        In off-balance sheet securitizations that qualify as sales, we recognize a gain on the sale, which is calculated as the difference between the allocated cost basis of the assets sold and the relative fair value of the assets received. The carrying value of the student loan portfolio being securitized includes the applicable accrued interest, unamortized student loan premiums, loan loss reserves and borrower benefits reserves. We recognize no gain or loss or servicing and securitization revenue associated with on-balance sheet securitizations.

Interest Rate Risk Management

Interest Rate Gap Analysis

        We manage our interest rate risk on a Managed Basis. As a result, we use on and off-balance sheet derivatives to hedge the basis, interest rate and foreign currency risk in our securitization trusts as the trusts typically issue asset-backed securities with a variety of interest rate terms and in multiple currencies to fund student loans indexed to either the 91-day Treasury bill, commercial paper or in the case of Private Credit Student Loans, the Prime rate.

        In the table below, the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at March 31, 2004 and is not necessarily reflective of positions that existed throughout the period.

	Interest Rate Sensitivity Period
	3 months or less	3 months to 6 months	6 months to 1 year	1 to 2 years	2 to 5 years	Over 5 years
Assets
Student loans	$50,868	$3,215	$331	$—	$—	$—
Academic facilities financings and other loans	438	51	74	50	38	453
Cash and investments	9,200	41	19	85	915	1,280
Other assets	1,253	121	243	240	572	3,776

Total assets	61,759	3,428	667	375	1,525	5,509

Liabilities and Stockholders' Equity
Short-term borrowings	12,522	2,049	1,605	—	—	—
Long-term notes	31,229	—	25	2,042	5,870	12,139
Other liabilities	—	—	—	—	—	3,044
Stockholders' equity	—	—	—	—	—	2,738

Total liabilities and stockholders' equity	43,751	2,049	1,630	2,042	5,870	17,921

Period gap before adjustments	18,008	1,379	(963)	(1,667)	(4,345)	(12,412)
Adjustments for Derivatives and Other Financial Instruments
Interest rate derivatives	(17,046)	(2,350)	577	3,912	3,835	11,072
Impact of securitized student loans	(2,618)	2,618	—	—	—	—

Total derivatives and other financial instruments	(19,664)	268	577	3,912	3,835	11,072

Period gap	$(1,656)	$1,647	$(386)	$2,245	$(510)	$(1,340)

Cumulative gap	$(1,656)	$(9)	$(395)	$1,850	$1,340	$—

Ratio of interest-sensitive assets to interest-sensitive liabilities	138.3%	161.4%	26.0%	6.6%	16.2%	14.3%

Ratio of cumulative gap to total assets	(2.3)%	—%	(0.5)%	2.5%	1.8%	—%

Weighted Average Life

        The following table reflects the weighted average life for our Managed earning assets and liabilities at March 31, 2004.

(Averages in years)	On-Balance Sheet	Off-Balance Sheet	Managed
Earning assets
Student loans	9.3	4.4	8.8
Academic facilities financings and other loans	6.8	—	6.8
Cash and investments	1.3	—	1.3

Total earning assets	8.0	4.4	8.0

Borrowings
Short-term borrowings	.3	—	.3
Long-term borrowings	7.4	4.4	6.1

Total borrowings	5.7	4.4	5.2

        In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 1.3 years. Long-term debt issuances likely to be called have been categorized according to their call dates rather than their maturity dates. Long-term debt issuances which are putable by the investor are categorized according to their put dates rather than their maturity dates.

COMMON STOCK

        We repurchased 7.9 million shares during the first quarter of 2004 through equity forward settlements and issued a net 3.1 million shares related to benefit plans. At March 31, 2004, the total common shares that could potentially be acquired over the next four years under outstanding equity forward contracts was 39.8 million shares at an average price of $38.10 per share. We have remaining authority to enter into additional share repurchases and equity forward contracts for 34.2 million shares.

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

        The following table summarizes our common share repurchase and equity forward activity for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004	2003
(Common shares in millions)
Common shares repurchased:
Open market	—	3.4
Equity forwards	7.9	4.6
Benefit plans	.7	.9

Total shares repurchased	8.6	8.9

Average purchase price per share	$31.26	$29.88

Common shares issued	3.8	5.7

Equity forward contracts:
Outstanding at beginning of period	43.5	28.7
New contracts	4.2	7.1
Exercises	(7.9)	(4.6)

Outstanding at end of period	39.8	31.2

Board of Director authority remaining at end of period	34.2	39.7

        As of March 31, 2004, the expiration dates and range and average purchase prices for outstanding equity forward contracts were as follows:

(Contracts in millions)
Year of maturity	Outstanding contracts	Range of purchase prices	Average purchase price
2005	3.0	$38.25–$40.17	$39.21
2006	20.5	33.82–41.88	37.37
2007	13.1	37.70–41.81	38.70
2008	3.2	38.64–40.00	39.28

	39.8		$38.10

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

        The Privatization Act requires that the GSE maintain a minimum statutory capital adequacy ratio (the ratio of the GSE's stockholders' equity to total assets plus 50 percent of the credit equivalent amount of certain off-balance sheet items) of at least 2.25 percent or be subject to certain "safety and soundness" requirements designed to restore compliance. While the GSE may not finance or guarantee the activities of its non-GSE affiliates, it may, subject to its minimum capital requirements, dividend retained earnings and surplus capital to SLM Corporation, which in turn may contribute such amounts to its non-GSE subsidiaries. At March 31, 2004, the GSE's statutory capital adequacy ratio was 5.76 percent.

        The GSE has also received guidance from the U.S. Department of the Treasury's Office of Sallie Mae Oversight ("OSMO") regarding safety and soundness considerations affecting its Wind-Down. As a result, in connection with any dividend declarations, the GSE will supplement the statutory minimum capital ratio requirement with a risk-based capital measurement formula. At March 31, 2004, the GSE's capital ratio under this measurement formula was 18.32 percent, which was above OSMO's minimum recommended level of 4.00 percent. Management does not expect the capital levels of our consolidated balance sheet to change as a result of this supplemental formula.

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

        In connection with the Wind-Down of the GSE, we must either securitize, sell, transfer or defease the GSE's assets by the Wind-Down date and retire or defease the GSE's debt obligations. For loans securitized, the GSE retains an interest in the loans, which is recognized on the balance sheet as Retained Interest in securitized receivables. In connection with the GSE Wind-Down, in 2003 the GSE sold its Retained Interests to a non-GSE subsidiary of the Company for $2.1 billion. The GSE will continue to finance student loans through securitizations in 2004, and intends to sell its Retained Interest in such securitizations as soon as practical after the sale.

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

        The following table summarizes the GSE's asset sales and transfers for the three months ended March 31, 2004 and 2003 (carrying value includes accrued interest).

	Three months ended March 31,
	2004			2003
	Sale Amount	Carrying Amount	Gain Amount	Sale Amount	Carrying Amount	Gain Amount
(Dollars in millions)
FFELP/Consolidation Student Loan securitizations	$—	$—	$—	$3,567	$3,330	$237
Sale of on-balance sheet VIEs, net (1)	527	47	480	334	89	245
Student loan sales (2)	1,342	1,321	21	794	760	34
Non-cash dividend of FFELP Stafford/PLUS student loans (3)	960	944	16	—	—	—
Non-cash dividend of insurance and benefit plan related investments	—	—	—	346	346	—
Sale of basis swaps (4)	—	—	—	—	—	5
Loans consolidated with SLM Corp entities	361	361	—	—	—	—

(1)
These VIEs consist of securitized Consolidation Loans, totaling $8.0 billion and $2.1 billion for the three months ended March 31, 2004 and 2003, respectively, and the sales are recorded net of debt issued. Included in the $8.0 billion of loans sold in 2004 were $2.2 billion of Consolidation Loans acquired by the GSE from SLM Education Loan Corporation, a non-GSE subsidiary of the Company.

(2)
The student loans were sold by the GSE to a subsidiary of SLM Corporation at fair market value.

(3)
This dividend was recorded at fair market value.

(4)
The GSE sold basis swaps to SLM Corporation at fair market value.

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

        The following table shows the percentage of certain assets and income held by the GSE versus non-GSE as of and for the three months ended March 31, 2004.

	Three months ended March 31, 2004
	GSE	Non-GSE
Ending balance of on-balance sheet Private Credit Student Loans, net	11%	89%
Ending balance of on-balance sheet student loans, net	29%	71%
Ending balance of Managed student loans financed, net (1)	17%	83%
Ending balance of on-balance sheet assets	28%	72%
Average balance of on-balance sheet interest earning assets	37%	63%
Interest income	36%	64%
Fee income	3%	97%

(1)
Includes securitized trusts.

Average Balance Sheets—GSE

        The following table reflects the GSE's rates earned on interest earning assets and paid on interest bearing liabilities for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004		2003
	Balance	Rate	Balance	Rate
Average Assets
Federally insured student loans	$18,088	3.70%	$35,259	5.04%
Private Credit Student Loans	1,265	4.64	2,907	5.30
Academic facilities financings and other loans	688	6.12	855	6.23
Cash and investments	3,017	3.39	3,778	3.14

Total interest earning assets	23,058	3.79%	42,799	4.91%

Retained Interest in securitized receivables	—		2,086
Other non-interest earning assets	1,264		1,454

Total assets	$24,322		$46,339

Average Liabilities and Stockholders' Equity
Six month floating rate notes	$2,621	1.04%	$2,887	1.27%
Other short-term borrowings	14,459	1.96	22,129	1.47
Long-term notes	3,944	4.03	17,208	2.81

Total interest bearing liabilities	21,024	2.23%	42,224	2.00%

Non-interest bearing liabilities	1,525		1,734
Stockholders' equity	1,773		2,381

Total liabilities and stockholders' equity	$24,322		$46,339

Net interest margin		1.75%		2.93%

Securitized student loans	$—		$34,369

OTHER RELATED EVENTS AND INFORMATION

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

        The President's budget also contains proposals to increase first-year loan limits, expand extended repayment options for FFELP borrowers, mandate a one percent guaranty fee for borrowers, and phase out higher special allowance payments associated with certain tax-exempt student loan bonds. Other proposals have already been announced by Presidential hopefuls or introduced by Members of Congress, including proposals to provide financial incentives to schools to join the FDLP, repeal the "single holder rule," permit borrowers who already completed their higher education studies to refinance or reconsolidate previously consolidated loans, require lenders to win student loan contracts by bidding at an auction and eliminate floor income on variable rate student loans. Under the single holder rule, if only one lender holds all of a borrower's loans, then another lender cannot consolidate the loans away from the current holder unless the current holder declines to consolidate loans for the borrower or is unwilling to offer income-sensitive repayment terms. If the single holder rule is repealed, the Company's student loan portfolio could be subject to an increased level of consolidation activity. In addition, if the reconsolidation proposal is enacted, the Company could experience a significant increase in refinancing activity, which, in turn, would have a material adverse effect on the Company's financial condition and results of operations. If the student loan auction proposal is adopted, it could have a material adverse effect on the Company's student loan spread. Finally, enactment of the proposal to eliminate floor income would decrease the Company's interest income in certain interest rate environments.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

        The effect of short-term movements in interest rates on our results of operations and financial position has been limited through our interest rate risk management. The following tables summarize the effect on earnings for the three months ended March 31, 2004 and 2003 and the effect on fair values at March 31, 2004 and December 31, 2003, based upon a sensitivity analysis performed by us assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. We have chosen to illustrate the effects of a hypothetical increase in interest rates, as an increase gives rise to a larger absolute value change to the financial statements. The effect on earnings was performed on our variable rate assets, liabilities and hedging instruments while the effect on fair values was performed on our fixed rate assets, liabilities and hedging instruments.

	Three months ended March 31,
	2004				2003
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
	$	%	$	%	$	%	$	%
(Dollars in millions, except per share amounts)
Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized derivative market value adjustment	$(2)	(1)%	$27	9%	$(57)	(11)%	$(66)	(12)%
Unrealized derivative market value adjustment	382	383	844	847	345	301	825	721

Increase in net income before taxes	$380	100%	$871	229%	$288	45%	$759	118%

Increase in diluted earnings per share	$.547	86%	$1.253	196%	$.396	45%	$1.050	119%

	At March 31, 2004
		Interest Rates:
		Change from increase of 100 basis points		Change from Increase of 300 basis points
	Fair Value	$	%	$	%
(Dollars in millions)
Effect on Fair Values
Assets
Student loans	$56,093	$(449)	(1)%	$(973)	(2)%
Other earning assets	12,751	(108)	(1)	(303)	(2)
Other assets	6,205	(692)	(11)	(1,070)	(17)

Total assets	$75,049	$(1,249)	(2)%	$(2,346)	(3)%

Liabilities
Interest bearing liabilities	$68,034	$(1,122)	(2)%	$(3,100)	(5)%
Other liabilities	3,044	105	3	1,209	40

Total liabilities	$71,078	$(1,017)	(1)%	$(1,891)	(3)%

	At December 31, 2003
		Interest Rates:
		Change from increase of 100 basis points		Change from Increase of 300 basis points
	Fair Value	$	%	$	%
(Dollars in millions)
Effect on Fair Values
Assets
Student loans	$51,559	$(399)	(1)%	$(870)	(2)%
Other earning assets	9,085	(112)	(1)	(309)	(3)
Other assets	5,531	(543)	(10)	(839)	(15)

Total assets	$66,175	$(1,054)	(2)%	$(2,018)	(3)%

Liabilities
Interest bearing liabilities	$58,993	$(1,458)	(2)%	$(3,630)	(6)%
Other liabilities	3,437	610	18	1,979	58

Total liabilities	$62,430	$(848)	(1)%	$(1,651)	(3)%

        A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate student loan portfolio with floating rate debt. However, as discussed under "Student Loans—Floor Income," in the current low interest rate environment, we can have a fixed versus floating mismatch in funding as the student loan earns at the fixed borrower rate and the funding remains floating. Therefore, absent other hedges, in a low interest rate environment, the hypothetical rise in interest rates in the above table has a greater adverse effect on earnings and fair values due to the reduction in potential Floor Income than in higher interest rate environments where the interest rate formula rises above the borrower rate and the student loans become a floating rate asset that is matched with floating rate debt.

        During the three months ended March 31, 2004, certain FFELP student loans were earning Floor Income and we locked-in a portion of that Floor Income through the use of futures and Floor Income Contracts. The result of these hedging transactions was to convert a portion of floating rate debt into fixed rate debt, matching the fixed rate nature of the student loans and fixing the relative spread between the student loan asset rate and the converted fixed rate liability.

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

        Based upon their evaluation, the Chief Executive Officer, Executive Vice President, Finance and Executive Vice President, Accounting and Risk Management, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in timely alerting them to material information and in providing reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. In addition, during the period covered by this quarterly report, there have been no changes to our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The Company and various affiliates were defendants in a lawsuit brought by College Loan Corporation ("CLC") in the United States District Court for the Eastern District of Virginia alleging various breach of contract and common law tort claims in connection with CLC's consolidation loan activities. The Complaint sought compensatory damages of at least $60 million.

        On June 25, 2003, after five days of trial, the jury returned a verdict in favor of the Company on all counts. CLC has since filed an appeal. All appellate briefing has been completed and oral argument has been scheduled before the U.S. Court of Appeals for the Fourth Circuit on June 4, 2004.

        The Company was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit sought to bring a nationwide class action on behalf of all borrowers who allegedly paid "undisclosed improper and excessive" late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of 2 million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 28, 2003, the Court granted the Company's motion to dismiss the complaint in its entirety. The plaintiffs appealed the trial court decision. All appellate briefing has been completed and oral argument was held in April 2004. No decision has been issued on the appeal as of this date.

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

        The Company, together with a number of other FFELP industry participants, filed a lawsuit challenging the DOE's interpretation of and non-compliance with provisions in the HEA governing origination fees and repayment incentives on loans made under the FDLP. The lawsuit, which was filed November 3, 2000 in the United States District Court for the District of Columbia, alleges that the Department's interpretations of and non-compliance with these statutory provisions are contrary to the statute's unambiguous text, and are arbitrary, capricious, an abuse of discretion, or otherwise not in accordance with law, and violate both the HEA and the Administrative Procedure Act. The Company together with the other plaintiffs and the DOE have filed cross-motions for summary judgment. The Court has not ruled on these motions.

        The Company has cooperated with the SEC concerning an informal investigation that the SEC initiated on January 14, 2004. There are currently no data requests outstanding and the SEC has not sought to interview any additional witnesses. The investigation concerns certain 2003 year-end accounting entries made by employees of one of the Company's debt collection agency subsidiaries. The Company's Audit Committee engaged outside counsel to investigate the matter and management conducted its own investigation. These investigations by the Audit Committee and management have been completed and the amounts in question were less than $100,000.

        We are also subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed. Management believes that these claims, lawsuits and other actions will not have a material adverse effect on our business, financial condition or results of operations.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The following table summarizes the Company's common share repurchases during the first quarter of 2004 pursuant to the stock repurchase program first authorized in September 1997 by the Board of Directors. Since the inception of the program, the Board of Directors have authorized the purchase of up to 227.5 million shares.

(Common shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Period:
January 1—January 31, 2004	6.5	$30.44	6.5	36.6
February 1—February 29, 2004	2.1	33.64	2.1	34.8
March 1—March 31, 2004	—	—	—	34.2

Total	8.6	$31.26	8.6

(1)
Includes outstanding equity forward contracts.

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

        The amendment will change the definition of "independence" for members of the Board of Directors of the Company to comply with the listing requirements of the New York Stock Exchange. Certain, more restrictive criteria established by the Board continues in effect, as well.

        The amendment will provide that a director will not be considered independent if, within the preceding three years, the director or their immediate family members have certain relationships with the Company, the Company's internal or external auditor, a significant supplier or customer of the Company, a charitable organization to which the Company makes contributions or certain interlocking compensation committee relationships.

(a)
The following exhibits are furnished or filed, as applicable.

3.2	By-Laws of the Registrant
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Selected Financial Data
(b)
Reports on Form 8-K

The Company furnished or filed two Current Reports on Form 8-K with the Commission during the quarter ended March 31, 2004 or thereafter. On January 15, 2003, the Company furnished a Current Report in connection with the Company's press release announcing its earnings for the quarter ended December 31, 2003 and its supplemental financial information for the same period. On April 15, 2004, the Company furnished a Current Report in connection with the Company's press release announcing its earnings for the quarter ended March 31, 2004 and its supplemental financial information for the same period.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)
By:	/s/ C.E. ANDREWS C.E. Andrews Executive Vice President, Accounting and Risk Management (Principal Accounting Officer and Duly Authorized Officer)

Date: May 10, 2004

APPENDIX A

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Federally insured student loans (net of allowance for losses of $12,472 and $19,324 respectively)	$15,520,830	$19,530,669
Private Credit Student Loans (net of allowance for losses of $7,698 and $10,655, respectively)	443,082	1,020,880
Academic facilities financings and other loans	696,313	691,303
Investments
Available-for-sale	2,463,633	2,517,805
Other	139,759	115,834

Total investments	2,603,392	2,633,639
Cash and cash equivalents	121,851	531,880
Restricted cash and investments	279,685	254,925
Other assets	484,974	685,268

Total assets	$20,150,127	$25,348,564

Liabilities
Short-term borrowings	$14,440,356	$16,946,615
Long-term notes	2,842,385	4,781,606
Other liabilities	1,685,033	1,773,330

Total liabilities	18,967,774	23,501,551

Commitments and contingencies
Stockholder's equity
Common stock, par value $.20 per share, 250,000 shares authorized: 6,001 shares issued and outstanding	1,200	1,200
Additional paid-in capital	338,793	338,793
Accumulated other comprehensive income (net of tax of $110,455 and $112,657, respectively)	205,131	209,221
Retained earnings	637,229	1,297,799

Total stockholder's equity	1,182,353	1,847,013

Total liabilities and stockholder's equity	$20,150,127	$25,348,564

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Interest income:
Federally insured student loans	$166,549	$438,045
Private Credit Student Loans	14,611	37,960
Academic facilities financings and other loans	9,411	11,549
Investments	25,245	26,996

Total interest income	215,816	514,550
Interest expense:
Short-term debt	77,162	89,293
Long-term debt	39,558	119,371

Total interest expense	116,720	208,664

Net interest income	99,096	305,886
Less: provision for losses	12,793	13,260

Net interest income after provision for losses	86,303	292,626

Other income:
Gains on student loan securitizations	—	236,637
Securitization revenue	—	112,672
Gains on sales to SLM Corporation	516,861	283,809
Losses on sales of securities, net	(437)	(10,229)
Derivative market value adjustment	(94,112)	(79,656)
Other	5,266	18,378

Total other income	427,578	561,611

Operating expenses:
Related party agreements	55,531	66,127
Other	(652)	571

Total operating expenses	54,879	66,698

Income before income taxes	459,002	787,539
Income taxes	159,600	271,318

Net income	$299,402	$516,221

Basic and diluted earnings per common share	$50	$86

Average common shares outstanding and common equivalent shares outstanding	6,001,000	6,001,000

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock Shares				Accumulated Other Comprehensive Income (Loss)
			Common Stock	Additional Paid-In Capital		Retained Earnings	Total Stockholder's Equity
	Issued	Outstanding
Balance at December 31, 2002	6,001,000	6,001,000	$1,200	$298,788	$661,049	$1,324,734	$2,285,771
Comprehensive income:
Net income						516,221	516,221
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax					(7,385)		(7,385)
Change in unrealized gains (losses) on derivatives, net of tax					1,239		1,239

Comprehensive income							510,075
Dividends:
Insurance and benefit plan related investments						(346,263)	(346,263)

Balance at March 31, 2003	6,001,000	6,001,000	$1,200	$298,788	$654,903	$1,494,692	$2,449,583

Balance at December 31, 2003	6,001,000	6,001,000	$1,200	$338,793	$209,221	$1,297,799	$1,847,013
Comprehensive income:
Net income						299,402	299,402
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax					(4,849)		(4,849)
Change in unrealized gains (losses) on derivatives, net of tax					1,117		1,117
Change in minimum pension liability adjustment					(358)		(358)

Comprehensive income							295,312
Dividends:
Student loans						(959,972)	(959,972)

Balance at March 31, 2004	6,001,000	6,001,000	$1,200	$338,793	$205,131	$637,229	$1,182,353

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2004	2003
Operating activities
Net income	$299,402	$516,221
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on student loan securitizations	—	(236,637)
Gains on sales to SLM Corporation	(516,861)	(283,809)
Losses on sales of securities, net	—	69,017
Unrealized derivative market value adjustment	(99,350)	(140,626)
Provision for losses	12,793	13,260
Increase in restricted cash	(24,736)	(3,512)
(Increase) decrease in accrued interest receivable	(64,510)	94,668
(Decrease) increase in accrued interest payable	(9,369)	6,826
Decrease in Retained Interest in securitized receivables	—	68,330
Decrease in other assets	212,822	420,480
Increase (decrease) in other liabilities	12,047	(445,936)

Total adjustments	(477,164)	(437,939)

Net cash (used in) provided by operating activities	(177,762)	78,282

Investing activities
Student loans acquired	(4,252,535)	(4,197,972)
Loans acquired through trust consolidation	(413,576)	(1,332,504)
Loans acquired from SLM Corporation	(2,188,559)	—
Reduction of student loans:
Installment payments	877,603	860,479
Claims and resales	160,500	165,331
Proceeds from securitization of student loans treated as sales	—	3,248,255
Proceeds from sales of student loans	181,879	—
Proceeds from sales of student loans to SLM Corporation	1,341,926	793,727
Academic facilities financings and other loans made	(28,720)	(95,425)
Academic facilities financings and other loans repayments	23,013	158,887
Purchases of available-for-sale securities	(397,191)	(954,562)
Proceeds from sales and maturities of available-for-sale securities	464,513	1,174,508
Purchases of other securities	(111,496)	(116,396)
Proceeds from sales and maturities of other securities	87,571	91,477

Net cash used in investing activities	(4,255,072)	(204,195)

Financing activities
Short-term borrowings issued	179,676,591	165,555,718
Short-term borrowings repaid	(181,015,500)	(166,053,750)
Long-term notes issued	630,513	2,864,839
Long-term notes repaid	(3,687,073)	(4,611,723)
Long-term notes issued by Variable Interest Entity	8,009,643	2,037,331
Sale of Trust to SLM Corporation, net of cash	408,630	287,235

Net cash provided by financing activities	4,022,804	79,650

Net decrease in cash and cash equivalents	(410,030)	(46,263)
Cash and cash equivalents at beginning of period	531,881	166,273

Cash and cash equivalents at end of period	$121,851	$120,010

Cash disbursements made for:
Interest	$96,694	$256,207

Income taxes	$—	$215,000

Noncash items:
Dividend of FFELP Stafford/PLUS student loans to SLM Corporation	$(959,972)	$—

Dividend of insurance and benefit plan related investments to SLM Corporation	$—	$(346,263)

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2004 and for the three months ended
March 31, 2004 and 2003 is unaudited)
(Dollars in thousands, unless otherwise stated)

1.    Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited consolidated financial statements of the Student Loan Marketing Association ("SLMA" or the "GSE") have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2004 may not necessarily be indicative of the results for the year ending December 31, 2004. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 2003 Annual Report on Form 10-K.

Reclassifications

        A recent interpretation of the Financial Accounting Standards Board's (the "FASB's") Statement of Financial Accounting Standards ("SFAS") No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions that do not qualify as hedges under SFAS No. 133 to be included in the derivative market value adjustment on the income statement. The table below summarizes these derivative reclassifications for the three months ended March 31, 2003:

Three months ended March 31, 2003
(Dollars in millions)
Reclassification of realized derivative transactions to derivative market value adjustment:
Net settlement expense on Floor Income Contracts reclassified from student loan income	$(119)
Net settlement expense on Floor Income Contracts reclassified from servicing and securitization income	(36)
Net settlement income on interest rate swaps reclassified from net interest income	13
Net settlement expense on interest rate swaps reclassified from servicing and securitization income	(14)
Realized losses on closed Eurodollar futures contracts and terminated derivative contracts reclassified from other expense	(64)

Total reclassifications to the derivative market value adjustment	(220)
Add: Unrealized derivative market value adjustment	141

Derivative market value adjustment as reported	$(79)

2.    Student Loans

        SLMA purchases student loans from originating lenders. SLMA's portfolio consists principally of loans originated under two federally sponsored programs—the Federal Family Education Loan Program ("FFELP") and the Health Education Assistance Loan Program ("HEAL"). SLMA also purchases Private Credit Student Loans.

        The following table reflects the distribution of SLMA's student loan portfolio by program as of March 31, 2004 and 2003.

	March 31,
	2004	2003
(Dollars in millions)
FFELP—Stafford	$11,002,576	$10,823,941
FFELP—PLUS/SLS	1,555,585	1,463,338
FFELP—Consolidation Loans	2,919,716	19,064,768
Private Credit	450,780	2,620,270
HEAL(1)	55,425	1,369,042

Subtotal	15,984,082	35,341,359
Allowance for loan losses	(20,170)	(99,867)

Total student loans, net	$15,963,912	$35,241,492

(1)
The HEAL program was integrated into the FFELP in 1998, so there are no new originations under that program.

        At March 31, 2004 and 2003, 3 percent and 7 percent, respectively, of SLMA's total student loan portfolio was Private Credit.

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

        SLMA estimates its losses using historical data from its Private Credit Student Loan portfolios, extrapolations of FFELP loan loss data, current trends and relevant industry information. As SLMA's Private Credit Student Loan portfolios continue to mature, more reliance is placed on SLMA's own historical Private Credit Student Loan charge-off and recovery data. Accordingly, during the fourth quarter of 2003, SLMA revised its expected default assumptions to further align the allowance estimate with SLMA's collection experience as well as the terms and policies of the individual Private Credit

Student Loan programs. SLMA uses this data in internally developed models to estimate the amount of losses, net of subsequent collections, projected to occur in the Private Credit Student Loan portfolios.

        To calculate the Private Credit Student Loan loss allowance, SLMA divides the portfolio into categories of similar risk characteristics based on loan program type, underwriting criteria, existence or absence of a co-borrower, repayment begin date and repayment status. SLMA then applies default and collection rate projections to each category. The repayment begin date indicates when the borrower is required to begin repaying the loan. SLMA's Private Credit Student Loan programs do not require borrowers to begin repayment until they have graduated or otherwise left school. Consequently, loss estimates for these programs are minimal while the borrower is in school. At March 31, 2004, 73 percent of the principal balance in the Private Credit Student Loan portfolio relates to borrowers who are still in-school and, therefore, not required to make payments. As the current portfolio ages, an increasing percentage of the borrowers will leave school and be required to begin to repay their loans. With a higher percentage of borrowers in repayment, SLMA expects the allowance for losses to increase accordingly.

        SLMA's loss estimates include losses that SLMA expects to incur over the loss confirmation period, which is the period of the highest concentration of defaults. The loss confirmation period is 5 years for higher education loans beginning when the borrower leaves school. The loss confirmation period is in alignment with SLMA's typical collection cycle and SLMA considers these periods of nonpayment when estimating the allowance. SLMA's collection policies allow for periods of nonpayment for borrowers experiencing temporary difficulty meeting payment obligations (typically, very early in the repayment term when borrowers are starting their careers). This is referred to as forbearance status. At March 31, 2004, 3 percent of the Private Credit Student Loan portfolio was in forbearance status.

        Private Credit Student Loan principal and accrued interest is charged off against the allowance at 212 days of delinquency. Private Credit Student Loans continue to accrue interest until they are charged off and removed from the active portfolio. Recoveries on loans charged off are recorded directly to the allowance.

        The following table summarizes changes in the allowance for student loan losses for SLMA's Private Credit and federally insured student loan portfolios for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004	2003
Balance at beginning of period	$29,979	$109,144
Additions
Provisions for student loan losses	12,784	13,260
Recoveries	474	1,407
Deductions
Reductions for student loan sales and securitizations	(18,287)	(20,297)
Charge-offs	(4,439)	(3,647)
Other	(341)	—

Balance at end of period	$20,170	$99,867

        SLMA receives certain fees related to originated loans at both origination and the commencement of repayment. These origination fees are charged to cover, in part, anticipated loan losses. Such fees are deferred and recognized into income as a component of interest over the average life of the related pool of loans.

        The table below presents SLMA's Private Credit Student Loan delinquency trends as of March 31, 2004 and 2003. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	March 31,
	2004		2003
	Balance	%	Balance	%
(Dollars in millions)
Loans in-school/grace/deferment(1)	330		1,625
Loans in forbearance(2)	12		199
Loans in repayment and percentage of each status:
Loans current	95	87%	685	86%
Loans delinquent 30-59 days(3)	2	2	38	5
Loans delinquent 60-89 days	3	3	29	4
Loans delinquent 90 days or greater	9	8	44	5

Total Private Credit Student Loans in repayment	109	100%	796	100%

Total Private Credit Student Loans	451		2,620
Private Credit Student Loan allowance for losses	(8)		(51)

Private Credit Student Loans, net	$443		$2,569

Percentage of Private Credit Student Loans in repayment	24%		30%

Delinquencies as a percentage of Private Credit Student Loans in repayment	13%		14%

(1)
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)
The delinquency period is based on the number of days scheduled payments are contractually past due.

4.    Student Loan Securitization

        When SLMA sold student loans in securitizations prior to September 30, 2003, it retained a Residual Interest and, in some cases, a cash reserve account, all of which are Retained Interests in the securitized receivables. In 2003, SLMA sold its Retained Interests in securitizations to SLM Corporation in a cash transaction. SLMA will continue to sell loans in securitizations in 2004 and recognize Retained Interests as a result of these future transactions. Gains or losses realized at the settlement of these future transactions will continue to be based upon the carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the Retained Interests based on their relative fair values at the date of transfer, as they have with past transactions.

        The following table summarizes securitization activity for the three months ended March 31, 2004 and 2003.

	Three months ended March 31,
	2004				2003
	Number of Transactions	Amount Securitized	Pre-tax Gains	Gain %	Number of Transactions	Amount Securitized	Pre-tax Gains	Gain %
(Dollars in millions)
FFELP Stafford/PLUS loans	—	$—	$—	—%	1	$1,256	$20	1.6%
Consolidation Loans	—	—	—	—	1	2,005	218	10.9

Total securitization sales	—	—	$—	—%	2	3,261	$238	7.3%

On-balance sheet securitization of Consolidation Loans(1)	3	8,023			1	2,056

Total loans securitized	3	$8,023			3	$5,317

(1)
In certain Consolidation Loan securitization structures, SLMA holds certain rights that can affect the remarketing of certain bonds. These remarketing rights are not significantly limited in nature. Therefore, these securitizations did not qualify as QSPEs. Accordingly, they are accounted for on-balance sheet as Variable Interest Entities ("VIEs") with the securitized federally insured loans reflected in the balance sheet as "federally insured student loans in trust."

        Key economic assumptions used in estimating the fair value of the Retained Interests at the date of securitization related to those securitization transactions that qualify as sales during the three months ended March 31, 2004 and 2003 were as follows:

	Three months ended March 31,
	2004		2003
	FFELP Stafford (1)	Consolidation (1)	FFELP Stafford	Consolidation
Prepayment speed	N/A	N/A	9%	7%
Weighted-average life (in years)	N/A	N/A	4.67	8.13
Expected credit losses (% of principal securitized)	N/A	N/A	.53%	.72%
Residual cash flows discounted at (weighted average)	N/A	N/A	12%	6%

(1)
No FFELP Stafford or Consolidation Loan securitizations in the period qualified for sale treatment.

5.    Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

        The following tables summarize the fair values and notional amounts of all derivative instruments at March 31, 2004 and December 31, 2003, and their impact on other comprehensive income and earnings for the three months ended March 31, 2004 and 2003. At March 31, 2004 and December 31, 2003, $148 million and $156 million (fair value), respectively, of available-for-sale investment securities were pledged as collateral against these derivative instruments.

	Cash Flow		Fair Value		Trading		Total
	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003
(Dollars in millions)
Fair Values
Interest rate swaps	$—	$—	$(159)	$(110)	$(106)	$(89)	$(265)	$(199)
Floor/Cap contracts	—	—	—	—	(488)	(563)	(488)	(563)
Futures	(2)	(2)	—	—	—	(40)	(2)	(42)

Total	$(2)	$(2)	$(159)	$(110)	$(594)	$(692)	$(755)	$(804)

(Dollars in billions)
Notional Values
Interest rate swaps	$—	$—	$7.0	$8.1	$34.0	$35.8	$41.0	$43.9
Floor/Cap contracts	—	—	—	—	18.0	18.7	18.0	18.7
Futures	0.2	0.3	—	—	0.6	9.4	0.8	9.7

Total	$0.2	$0.3	$7.0	$8.1	$52.6	$63.9	$59.8	$72.3

	Three months ended March 31,
	Cash Flow		Fair Value				Trading		Total
	2004	2003	2004		2003		2004	2003	2004	2003
(Dollars in millions)
Changes to other comprehensive income, net of tax
Other comprehensive income, net	$1	$1	$—		$—		$—	$—	$1	$1

Earnings Summary
Recognition of closed futures contracts' gains/losses into interest expense(1)	$(2)	$(3)	$—		$—		$—	$—	$(2)	$(3)
Derivative market value adjustment—Realized(2)	—	—	—		—		(193)	(220)	(193)	(220)
Derivative market value adjustment—Unrealized	—	1 (3)	1	(3)	3	(3)	98	137	99	141

Total earnings impact	(2)	(2)	1		3		(95)	(83)	(96)	(82)

(1)
For futures contracts that qualify as SFAS No. 133 hedges where the hedged transaction occurs.

(2)
Includes net settlement income/expense on trading derivatives and realized gains and losses on disposed derivatives that do not qualify as hedges under SFAS No. 133.

(3)
The change in fair value of cash flow and fair value hedges represents amounts related to ineffectiveness.

        The following table presents the components of the change in accumulated other comprehensive income, net of tax, for derivatives.

	Three months ended March 31,
	2004	2003
(Dollars in millions)
Accumulated Other Comprehensive Income, Net
Balance at beginning of period	$(11)	$(18)
Change in unrealized gains (losses) on derivatives, net:
Amortization of effective hedges(1)	1	1

Total change in unrealized gains (losses) on derivatives, net	1	1

Balance at end of period	$(10)	$(17)

(1)
SLMA expects to amortize $4 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging debt instruments that remain outstanding after March 31, 2004. In addition, SLMA expects to amortize into earnings over the next 12 months portions of the accumulated unrealized net losses related to futures contracts that were open at March 31, 2004 and are expected to be closed based on the anticipated issuance of debt. Based on the value of these contracts at March 31, 2004 and expected issuance dates, this amount is estimated to be $1 million over the next 12 months. SLMA has open futures contracts hedging the anticipated issuances of debt which are anticipated to occur from 2004 through 2008.

6.    Guarantees

        The Company has issued lending-related financial instruments including letters of credit and lines of credit to meet the financing needs of its customers. Letters of credit support the issuance of state student loan revenue bonds. They represent unconditional guarantees of the GSE to repay holders of the bonds in the event of a default. In the event that letters of credit are drawn upon, such loans are collateralized by the student loans underlying the bonds. The initial liability recognition and measurement provisions of Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of the Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," are effective for such guarantees issued or modified after December 31, 2002. During 2003 and the three months ended March 31, 2004, there were no new letters of credit issued or modifications to existing letters of credit. Accordingly, the Company's financial statements do not include a liability for the estimated fair value of these guarantees.

        The Company offers a line of credit to certain financial institutions and other institutions in the higher education community for the purpose of buying or originating student loans. In the event that a line of credit is drawn upon, the loan is collaterialized by underlying student loans. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment or the Company fulfill its obligation under the guarantee, and the counterparty subsequently fails to perform according to the terms of its contract with the Company. Under the terms of the Privatization Act, any future activity under lines of credit and letter of credit activity by the GSE is limited to guarantee commitments, which were in place on August 7, 1997.

        The following schedule summarizes expirations of the GSE's guarantees to the earlier of call date or maturity date outstanding at March 31, 2004.

	Lines of Credit	Letters of Credit	Total
2004	$323,657	$574,328	$897,985
2005	—	45,518	45,518
2006	—	—	—
2007	—	—	—
2008-2020	—	—	—

Total	$323,657	$619,846	$943,503

7.    Related Parties

        SLMA is a member of a group of affiliated companies and has significant transactions with members of the group. Accordingly, the terms of such transactions may not necessarily be indicative of transactions amongst wholly unrelated companies.

        In connection with the Wind-Down of the GSE, SLM Corporation must either securitize, sell, transfer or defease SLMA's assets by the Wind-Down date and retire or defease SLMA's debt obligations. The following table summarizes SLMA's asset sales and transfers for the three months ended March 31, 2004 and 2003 (carrying value includes accrued interest).

	Three months ended March 31,
	2004			2003
	Sale Amount	Carrying Amount	Gain Amount	Sale Amount	Carrying Amount	Gain Amount
(Dollars in millions)
FFELP/Consolidation Student Loan securitizations	$—	$—	$—	$3,567	$3,330	$237
Sale of on-balance sheet VIEs, net (1)	527	47	480	334	89	245
Student loan sales (2)	1,342	1,321	21	794	760	34
Non-cash dividend of FFELP Stafford/PLUS student loans (3)	960	944	16	—	—	—
Non-cash dividend of insurance and benefit plan related investments	—	—	—	346	346	—
Sale of basis swaps (4)	—	—	—	—	—	5
Loans consolidated with SLM Corp entities	361	361	—	—	—	—

(1)
These VIEs consist of securitized Consolidation Loans, totaling $8.0 billion and $2.1 billion for the three months ended March 31, 2004 and 2003, respectively, and the sales are recorded net of debt issued. Included in the $8.0 billion of loans sold in 2004 were $2.2 billion of Consolidation Loans acquired by SLMA from SLM Education Loan Corporation, a non-GSE subsidiary of the Company.

(2)
The student loans were sold by SLMA to a subsidiary of SLM Corporation at fair market value.

(3)
This dividend was recorded at fair market value.

(4)
SLMA sold basis swaps to SLM Corporation at fair market value.

        As described above, such transactions were among a group of related parties. Such transactions were conducted at estimated market value, which was determined using discounted cash flow models and other estimation techniques. Different assumptions or changes in future market conditions could significantly affect the estimates of fair value.

        In connection with the transfer of employees from SLMA to SLM Corporation and its non-GSE subsidiaries, SLMA and SLM Corporation and various of its non-GSE subsidiaries entered into Management Services Agreements ("MSAs") whereby all management and administrative support would be provided to SLMA for a monthly fee. Intercompany expenses under the MSAs for the three months ended March 31, 2004 and 2003 totaled $17 million and $21 million, respectively. Effective January 1, 2003, only third party loan acquisition costs are being booked directly to SLMA and are included in other operating expenses.

        Intercompany expenses under the servicing contract between SLMA and Sallie Mae, Inc., a wholly owned non-GSE subsidiary of SLM Corporation which includes the division of Sallie Mae Servicing, for the three months ended March 31, 2004 and 2003 totaled $38 million and $45 million, respectively.

        At March 31, 2004 and December 31, 2003, SLMA had net intercompany liabilities of $288 million and $530 million, respectively, with SLM Corporation and various of its non-GSE subsidiaries, incurred in the normal course of business, exclusive of the intercompany promissory note owed to Hemar Insurance Corporation of America ("HICA") discussed below.

        SLMA purchases insurance for its Private Credit Student Loan portfolio from HICA. SLMA pays HICA insurance premiums in return for HICA's guarantee of payment of principal and interest on Private Credit Student Loans. In connection with this arrangement, HICA invests its insurance reserves related to SLMA's HICA insured loans in a Master Promissory Note of SLMA to HICA. In addition to the intercompany balances between SLMA and SLM Corporation, at March 31, 2004 and December 31, 2003, SLMA owed HICA $69 million under this note at the end of each period.

8.    Contingencies

        SLMA and various affiliates were defendants in a lawsuit brought by College Loan Corporation ("CLC") in the United States District Court for the Eastern District of Virginia alleging various breach of contract and common law tort claims in connection with CLC's consolidation loan activities. The Complaint sought compensatory damages of at least $60 million.

        On June 25, 2003, after five days of trial, the jury returned a verdict in favor of SLMA on all counts. CLC has since filed an appeal. All appellate briefing has been completed and oral argument has been scheduled before the U.S. Court of Appeals for the Fourth Circuit on June 4, 2004.

        SLMA was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit sought to bring a nationwide class action on behalf of all borrowers who allegedly paid "undisclosed improper and excessive" late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of 2 million borrowers. In addition, the plaintiffs alleged that SLMA charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 28, 2003, the Court granted SLMA's motion to dismiss the complaint in its entirety. The plaintiffs appealed the trial court decision. All appellate briefing has been completed and oral argument was held in April 2004. No decision has been issued on the appeal as of this date.

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

        SLMA, together with a number of other FFELP industry participants, filed a lawsuit challenging the Department of Education's interpretation of and non-compliance with provisions in the Higher

Education Act governing origination fees and repayment incentives on loans made under the FDLP. The lawsuit, which was filed November 3, 2000 in the United States District Court for the District of Columbia, alleges that the Department's interpretations of and non-compliance with these statutory provisions are contrary to the statute's unambiguous text, and are arbitrary, capricious, an abuse of discretion, or otherwise not in accordance with law, and violate both the HEA and the Administrative Procedure Act. SLMA together with the other plaintiffs and the Department of Education have filed cross-motions for summary judgment. The Court has not ruled on these motions.

        The Company has cooperated with the Securities and Exchange Commission (the "SEC") concerning an informal investigation that the SEC initiated on January 14, 2004. There are currently no data requests outstanding and the SEC has not sought to interview any additional witnesses. The investigation concerns certain 2003 year-end accounting entries made by employees of one of the Company's collection agency subsidiaries. The Company's Audit Committee engaged outside counsel to investigate the matter and management conducted its own investigation. These investigations by the Audit Committee and management have been completed and the amounts in question were less than $100,000.

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