Form 10-Q
period 2004-06-30
SLM CORP
filed 2004-08-09
CIK 1032033

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004 or
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2004
Common Stock, $.20 par value	435,972,313 shares

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

Constant Prepayment Rate ("CPR")—A variable in life of loan estimates that measures the rate at which loans in the portfolio pay before their stated maturity. The CPR is directly correlated to the average life of the portfolio.

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

Floor Income—Our portfolio of FFELP student loans earns interest at the higher of a floating rate based on the Special Allowance Payment or SAP formula (see definition below) set by the DOE and the borrower rate, which is fixed over a period of time. We generally finance our student loan portfolio with floating rate debt over all interest rate levels. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, our student loans earn at a fixed rate while the interest on our floating rate debt continues to decline. In these interest rate environments, we earn additional spread income that we refer to it as Floor Income. Depending on the type of the student loan and when it was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. As a result, for loans where the borrower rate is fixed to term, we may earn Floor Income for an extended period of time, and for those loans where the borrower interest rate is reset annually on July 1, we may earn Floor Income to the next reset date.

1

        The following example shows the mechanics of Floor Income for a fixed rate Consolidation Loan with a T-bill based SAP spread of 3.10 percent:

Fixed borrower interest rate:	8.25%
SAP spread over 91-day T-bill:	(3.10)%

Floor strike rate[1]:	5.15%

The interest rate at which the underlying index (Treasury bill or commercial paper) plus the fixed SAP spread equals the fixed borrower rate. Floor Income is earned anytime the interest rate of the underlying index declines below this rate.

Based on this example, if the quarterly average 91-day Treasury bill rate is over 5.15 percent, the holder of the student loan will earn at a floating rate based on the SAP formula, which in this example is a fixed spread to Treasury bills of 3.10 percent. On the other hand, if the quarterly average 91-day Treasury bill is below 5.15 percent, the SAP formula will produce a rate below the fixed borrower rate of 8.25 percent and the loan holder earns at the borrower rate of 8.25 percent. The difference between the fixed borrower rate and the lender's expected yield based on the SAP formula is referred to as Floor Income. Our student loan assets are generally funded with floating rate debt, so when student loans are earning at the fixed borrower rate, declines in interest rates increase Floor Income.

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

HEA—The Higher Education Act of 1965, as amended.

Managed Basis—We generally analyze the performance of our student loan portfolio on a Managed Basis, under which we view both on-balance sheet student loans and off-balance sheet student loans owned by the securitization trusts as a single portfolio and the related on-balance sheet financings are combined with off-balance sheet debt. When the term Managed is capitalized in this document, it is referring to Managed Basis. All Managed Basis presentations are considered non-GAAP measures of performance.

Offset Fee—We are required to pay to the DOE an annual 30 basis point Offset Fee on the outstanding balance of Stafford and PLUS student loans purchased and held by the GSE after August 10, 1993. The fee does not apply to student loans sold to securitized trusts or to loans held outside of the GSE.

Preferred Channel Originations—Preferred Channel Originations are comprised of: 1) student loans that are originated or serviced on our proprietary platforms, and are committed for sale to Sallie Mae, such that we either own them from inception or acquire them soon after origination, and 2) loans that are originated and serviced on other platforms on behalf of Sallie Mae owned brands and our lending partners, Bank One and JPMorgan Chase, and are committed for sale to Sallie Mae. (See also "RECENT DEVELOPMENTS—Bank One Agreement" for a discussion related to our lender partners.)

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

Risk Sharing—When a FFELP loan defaults, the federal government guarantees 98 percent of the principal balance plus accrued interest and the holder of the loan must absorb the two percent not guaranteed as a Risk Sharing loss on the loan. FFELP student loans acquired after October 1, 1993 are subject to Risk Sharing on loan default claim payments unless the default results from death, disability or bankruptcy, except for certain FFELP loans serviced by third parties with an Exceptional Performer designation from the DOE.

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

SLM CORPORATION
FORM 10-Q
INDEX
June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Federally insured student loans (net of allowance for losses of $8,877 and $26,283, respectively)	$16,729,709	$29,222,268
Federally insured student loans in trust (net of allowance for losses of $33,364 and $19,710, respectively)	31,104,748	16,354,805
Private Credit Student Loans (net of allowance for losses of $154,918 and $165,716, respectively)	3,742,432	4,470,156
Academic facilities financings and other loans (net of allowance for losses of $10,516 and $10,052, respectively)	928,209	1,030,907
Investments
Trading	160	166
Available-for-sale	5,549,361	4,370,347
Other	237,778	677,357

Total investments	5,787,299	5,047,870
Cash and cash equivalents	9,454,770	1,847,585
Restricted cash and investments	1,915,538	1,105,896
Retained Interest in securitized receivables	2,330,360	2,475,836
Goodwill and acquired intangible assets, net	618,930	592,112
Other assets	3,355,426	2,463,216

Total assets	$75,967,421	$64,610,651

Liabilities
Short-term borrowings	$8,063,041	$18,735,385
Long-term borrowings collateralized by loans in trust	31,958,701	16,597,396
Long-term notes	30,078,062	23,210,778
Other liabilities	2,946,951	3,437,046

Total liabilities	73,046,755	61,980,605

Commitments and contingencies
Stockholders' equity
Preferred stock, Series A, par value $.20 per share, 20,000 shares authorized: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share	165,000	165,000
Common stock, par value $.20 per share, 1,125,000 shares authorized: 478,722 and 472,643 shares issued, respectively	95,745	94,529
Additional paid-in capital	1,747,284	1,553,240
Accumulated other comprehensive income (net of tax of $191,668 and $229,181, respectively)	355,955	425,621
Retained earnings	1,683,563	941,284

Stockholders' equity before treasury stock	4,047,547	3,179,674
Common stock held in treasury at cost: 39,760 and 24,965 shares, respectively	1,126,881	549,628

Total stockholders' equity	2,920,666	2,630,046

Total liabilities and stockholders' equity	$75,967,421	$64,610,651

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Quarters ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Federally insured student loans	$492,166	$462,425	$961,133	$929,906
Private Credit Student Loans	76,613	87,892	153,202	175,464
Academic facilities financings and other loans	18,126	19,290	36,502	39,496
Investments, cash and cash equivalents	52,534	42,034	95,991	70,295

Total interest income	639,439	611,641	1,246,828	1,215,161
Interest expense:
Short-term debt	59,392	99,718	144,057	193,939
Long-term debt	247,440	157,755	448,449	320,836

Total interest expense	306,832	257,473	592,506	514,775

Net interest income	332,607	354,168	654,322	700,386
Less: provisions for losses	28,344	36,449	68,162	78,994

Net interest income after provisions for losses	304,263	317,719	586,160	621,392

Other income:
Gains on student loan securitizations	197,840	314,220	311,794	620,023
Servicing and securitization revenue	124,037	200,207	260,695	388,819
Derivative market value adjustment	386,147	(205,295)	269,404	(324,358)
Guarantor servicing fees	23,249	25,259	58,220	60,453
Debt management fees	70,113	52,684	150,041	111,497
Other	68,115	59,083	127,070	108,657

Total other income	869,501	446,158	1,177,224	965,091
Operating expenses:
Salaries and benefits	113,512	110,722	239,780	206,541
Other	92,539	79,145	175,148	162,691

Total operating expenses	206,051	189,867	414,928	369,232

Income before income taxes	967,713	574,010	1,348,456	1,217,251
Income taxes	352,787	201,316	442,065	428,008

Net income	614,926	372,694	906,391	789,243
Preferred stock dividends	2,864	2,875	5,750	5,750

Net income attributable to common stock	$612,062	$369,819	$900,641	$783,493

Basic earnings per common share	$1.39	$.82	$2.04	$1.72

Average common shares outstanding	439,901	452,174	441,283	454,365

Diluted earnings per common share	$1.36	$.80	$2.00	$1.68

Average common and common equivalent shares outstanding	448,184	465,132	449,966	467,402

Dividends per common share	$.19	$.17	$.36	$.25

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock Shares				Preferred Stock	Common Stock	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total Stockholders' Equity
		Issued	Treasury	Outstanding
Balance at March 31, 2003	3,300,000	630,283,152	(175,679,514)	454,603,638	$165,000	$126,057	$1,232,473	$596,693	$3,094,050	$(2,970,017)	$2,244,256
Comprehensive income:
Net income (loss)									372,694		372,694
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								95,783			95,783
Change in unrealized gains (losses) on derivatives, net of tax								(3,256)			(3,256)

Comprehensive income											465,221
Cash dividends:
Common stock ($.17 per share)									(77,651)		(77,651)
Preferred stock ($.87 per share)									(2,875)		(2,875)
Issuance of common shares		2,872,647	4,130	2,876,777		575	64,209			166	64,950
Issuance of common shares due to exercise of stock warrants		5,827,656		5,827,656		1,165	39,034				40,199
Tax benefit related to employee stock option and purchase plans							34,362				34,362
Premiums on equity forward purchase contracts							(10,996)				(10,996)
Repurchase of common shares:
Open market			(1,582,100)	(1,582,100)						(64,037)	(64,037)
Equity forwards			(10,500,000)	(10,500,000)						(299,146)	(299,146)
Benefit plans			(733,248)	(733,248)						(28,111)	(28,111)

Balance at June 30, 2003	3,300,000	638,983,455	(188,490,732)	450,492,723	$165,000	$127,797	$1,359,082	$689,220	$3,386,218	$(3,361,145)	$2,366,172

Balance at March 31, 2004	3,300,000	476,442,138	(33,533,482)	442,908,656	$165,000	$95,289	$1,670,640	$534,445	$1,153,100	$(880,823)	$2,737,651
Comprehensive income:
Net income									614,926		614,926
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(176,183)			(176,183)
Change in unrealized gains (losses) on derivatives, net of tax								(2,307)			(2,307)

Comprehensive income											436,436
Cash dividends:
Common stock ($.19 per share)									(81,599)		(81,599)
Preferred stock ($.87 per share)									(2,864)		(2,864)
Issuance of common shares		2,280,389	6,879	2,287,268		456	67,438			273	68,167
Tax benefit related to employee stock option and purchase plans							9,206				9,206
Repurchase of common shares:
Open market			(563,500)	(563,500)						(21,554)	(21,554)
Equity forwards:
Exercise cost			(5,518,800)	(5,518,800)						(208,923)	(208,923)
Market value adjustment			—	—						(10,098)	(10,098)
Benefit plans			(151,180)	(151,180)						(5,756)	(5,756)

Balance at June 30, 2004	3,300,000	478,722,527	(39,760,083)	438,962,444	$165,000	$95,745	$1,747,284	$355,955	$1,683,563	$(1,126,881)	$2,920,666

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock Shares				Preferred Stock	Common Stock	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total Stockholders' Equity
		Issued	Treasury	Outstanding
Balance at Dec. 31, 2002	3,300,000	624,551,508	(166,812,720)	457,738,788	$165,000	$124,910	$1,102,574	$592,760	$2,718,226	$(2,705,520)	$1,997,950
Comprehensive income:
Net income (loss)									789,243		789,243
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								97,557			97,557
Change in unrealized gains (losses) on derivatives, net of tax								(169)			(169)
Minimum pension liability adjustment								(928)			(928)

Comprehensive income											885,703
Cash dividends:
Common stock ($.25 per share)									(115,501)		(115,501)
Preferred stock ($.87 per share)									(5,750)		(5,750)
Issuance of common shares		8,604,291	81,404	8,685,695		1,722	197,084			2,891	201,697
Issuance of common shares due to exercise of stock warrants		5,827,656		5,827,656		1,165	39,034				40,199
Tax benefit related to employee stock option and purchase plans							37,751				37,751
Premiums on equity forward purchase contracts							(17,361)				(17,361)
Repurchase of common shares:
Open market			(4,997,390)	(4,997,390)						(186,823)	(186,823)
Equity forwards			(15,060,000)	(15,060,000)						(409,132)	(409,132)
Benefit plans			(1,702,026)	(1,702,026)						(62,561)	(62,561)

Balance at June 30, 2003	3,300,000	638,983,455	(188,490,732)	450,492,723	$165,000	$127,797	$1,359,082	$689,220	$3,386,218	$(3,361,145)	$2,366,172

Balance at December 31, 2003	3,300,000	472,642,996	(24,964,753)	447,678,243	$165,000	$94,529	$1,553,240	$425,621	$941,284	$(549,628)	$2,630,046
Comprehensive income:
Net income									906,391		906,391
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(71,994)			(71,994)
Change in unrealized gains (losses) on derivatives, net of tax								2,686			2,686
Minimum pension liability adjustment								(358)			(358)

Comprehensive income											836,725
Cash dividends:
Common stock ($.36 per share)									(158,362)		(158,362)
Preferred stock ($.87 per share)									(5,750)		(5,750)
Issuance of common shares		6,079,531	53,128	6,132,659		1,216	163,491			2,047	166,754
Tax benefit related to employee stock option and purchase plans							30,553				30,553
Repurchase of common shares:
Open market			(563,500)	(563,500)						(21,554)	(21,554)
Equity forwards:
Exercise cost			(13,410,460)	(13,410,460)						(453,174)	(453,174)
Market value adjustment			—	—						(69,598)	(69,598)
Benefit plans			(874,498)	(874,498)						(34,974)	(34,974)

Balance at June 30, 2004	3,300,000	478,722,527	(39,760,083)	438,962,444	$165,000	$95,745	$1,747,284	$355,955	$1,683,563	$(1,126,881)	$2,920,666

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six months ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Operating activities
Net income	$906,391	$789,243
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on student loan securitizations	(311,794)	(620,023)
Unrealized derivative market value adjustment, excluding equity forwards	(529,536)	(84,820)
Unrealized derivative market value adjustment—equity forwards	(137,074)	—
Provisions for losses	68,162	78,994
Mortgage loans originated	(750,697)	(807,998)
Proceeds from sales of mortgage loans	614,185	674,948
(Increase) in restricted cash	(853,779)	(7,367)
(Increase) in accrued interest receivable	(389,975)	(64,188)
Increase in accrued interest payable	182,100	26,319
Decrease in Retained Interest in securitized receivables, net	55,823	8,661
Decrease (increase) in other assets, goodwill and acquired intangible assets	580,414	(22,766)
(Decrease) in other liabilities	(482,567)	(521,652)

Total adjustments	(1,954,738)	(1,339,892)

Net cash used in operating activities	(1,048,347)	(550,649)

Investing activities
Student loans acquired	(11,616,587)	(9,838,587)
Loans purchased from securitized trusts (primarily through loan consolidations)	(1,485,481)	(1,950,093)
Reduction of student loans:
Installment payments	2,720,112	1,934,810
Claims and resales	386,256	346,753
Proceeds from securitization of student loans treated as sales	8,029,746	8,718,557
Proceeds from sales of student loans	469,449	—
Academic facilities financings and other loans made	(213,177)	(196,410)
Academic facilities financings and other loans repayments	403,641	399,232
Purchases of available-for-sale securities	(93,031,060)	(75,206,949)
Proceeds from sales and maturities of available-for-sale securities	91,851,072	72,787,814
Purchases of held-to-maturity and other securities	(137,103)	(135,822)
Proceeds from maturities of held-to-maturity securities and sales and maturities of other securities	193,722	199,836
Return of investment from Retained Interest	271,777	101,545
Purchase of subsidiaries, net of cash acquired	—	(43,507)

Net cash used in investing activities	(2,157,633)	(2,882,821)

Financing activities
Short-term borrowings issued	290,576,306	362,184,385
Short-term borrowings repaid	(294,462,539)	(365,598,118)
Long-term notes issued	12,029,564	12,390,387
Long-term notes repaid	(11,440,647)	(9,426,607)
Borrowings collateralized by loans in trust	14,617,541	4,281,126
Common stock issued	166,754	241,896
Premiums on equity forward contracts	—	(17,361)
Common stock repurchased	(509,702)	(658,516)
Common dividends paid	(158,362)	(115,501)
Preferred dividends paid	(5,750)	(5,750)

Net cash provided by financing activities	10,813,165	3,275,941

Net increase (decrease) in cash and cash equivalents	7,607,185	(157,529)
Cash and cash equivalents at beginning of period	1,847,585	462,688

Cash and cash equivalents at end of period	$9,454,770	$305,159

Cash disbursements made for:
Interest	$518,947	$682,828

Income taxes	$405,946	$515,075

See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2004 and for the three and six months ended
June 30, 2004 and 2003 is unaudited)
(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

1.    Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited consolidated financial statements of SLM Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 2003 Annual Report on Form 10-K.

Privatization Act—GSE Wind-Down Update

        Under the Privatization Act, the GSE must wind down its operations and dissolve on or before September 30, 2008. As of June 2004, the Company had substantially completed the Wind-Down of the GSE and announced that it is planning to dissolve the GSE no later than the first quarter of 2005. The Company had previously announced a target Wind-Down date of June 30, 2006.

        The Privatization Act generally provides that the GSE's non-GSE affiliates cannot purchase FFELP loans as long as the GSE is acquiring such loans. On June 30, 2004, the Company purchased FFELP student loans through non-GSE affiliates and as a result, the GSE was required by statute to terminate all such activity. Going forward, the GSE will no longer be a source of liquidity for the Company's purchase of student loans and the Company's GSE related financing activities will primarily consist of refinancing the remainder of its assets through non-GSE sources, and repurchasing long-term GSE debt. All GSE debt that remains outstanding upon completion of these Wind-Down activities will be defeased through the creation of a fully collateralized trust, consisting of cash or financial instruments backed by the full faith and credit of the U.S. government with cash flows that provide for the interest and principal obligations of the defeased debt. In August 2004, the Company repurchased approximately $1.7 billion of GSE debt through a tender offer and recorded a loss of $103 million. Also in connection with the Wind-Down, the GSE will no longer issue short-term floating rate notes, but will continue to issue other short-term debt, as necessary, until all current GSE assets are refinanced. At June 30, 2004, the GSE had $10.8 billion in assets remaining of which $2.2 billion were student loans.

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

Reclassifications

        Certain reclassifications have been made to the balances as of and for the three and six months ended June 30, 2003 to be consistent with classifications adopted for 2004.

Reclassifications of Realized Derivative Transactions

        The Financial Accounting Standards Board's (the "FASB's") Statement of Financial Accounting Standards ("SFAS") No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as "realized derivative transactions") that do not qualify as hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. The table below summarizes the reclassification of the realized derivative transactions for the three and six months ended June 30, 2003.

(Dollars in millions)	Three months ended June 30, 2003	Six months ended June 30, 2003
Reclassification of realized derivative transactions to derivative market value adjustment:
Net settlement expense on Floor Income Contracts reclassified from student loan income	$(97)	$(215)
Net settlement expense on Floor Income Contracts reclassified from servicing and securitization income	(46)	(82)
Net settlement income on interest rate swaps reclassified from interest expense	9	22
Net settlement expense on interest rate swaps reclassified from servicing and securitization income	(16)	(32)
Realized losses on closed Eurodollar futures contracts and terminated derivative contracts reclassified from other income	(25)	(102)

Total reclassifications to the derivative market value adjustment	(175)	(409)
Add: Unrealized derivative market value adjustment	(30)	85

Derivative market value adjustment as reported	$(205)	$(324)

Recently Proposed Accounting Pronouncement

        In July 2004, the Emerging Issues Task Force (the "Task Force" or the "EITF") reached a tentative conclusion on EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," ("EITF No. 04-8"), which addresses the timing of the inclusion of the dilutive effect of contingently convertible debt instruments ("Co-Cos") in diluted earnings per share. Co-Cos are generally convertible into the common shares of the issuer after the common stock share price exceeds a predetermined threshold for a specified time period, generally referred to as the market price trigger. The Task Force has proposed that the shares underlying the Co-Cos should be included in diluted earnings per share computations regardless of whether the market price trigger has been met using the "if-converted" accounting method. In the current proposal, EITF No. 04-8 would be effective for reporting periods ending after December 15, 2004 with retroactive restatement to all required reporting periods. The Company is currently evaluating the impact of EITF No. 04-8 on its consolidated financial statements as it relates to the Company's $2 billion Co-Cos issued in May 2003.

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

        The fair values for the options granted in the three and six months ended June 30, 2004 and 2003 were estimated at the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Risk free interest rate	3.05%	2.26%	2.12%	2.30%
Expected volatility	16.75%	27.07%	14.15%	25.19%
Expected dividend rate	1.97%	1.03%	1.63%	1.04%
Expected life of the option (in years)	3 years	3 years	3 years	3 years

        For pro forma compensation expense calculations, options that have vesting periods tied to the Company's stock price are assumed to vest ratably over the three-year historical vesting period or when the options vest, whichever occurs first.

        The following table summarizes pro forma disclosures for the three and six months ended June 30, 2004 and 2003, as if the Company had accounted for employee and Board of Directors stock options granted subsequent to December 31, 1994 under the fair market value method as set forth in SFAS No. 123.

	Three months ended June 30,			Six months ended June 30,
	2004	2003		2004	2003
Net income attributable to common stock	$612,062		$369,819	$900,641	$783,493
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,580)		(32,430)	(23,078)	(58,631)

Pro forma net income attributable to common stock	$605,482		$337,389	$877,563	$724,862

Basic earnings per common share	$1.39	$	..82	$2.04	$1.72

Pro forma basic earnings per common share	$1.38	$	..75	$1.99	$1.60

Diluted earnings per common share	$1.36	$	..80	$2.00	$1.68

Pro forma diluted earnings per common share	$1.35	$	..73	$1.96	$1.55

        The decrease in the pro forma stock-based compensation expense is due to lower stock option grants in 2003 and 2004 versus 2002 and 2001, and to lower expected volatility in the Company's common stock share price, which lowered the valuation of the 2004 stock option grants.

2.    Allowance for Student Loan Losses

        The provision for student loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the student loan portfolios. The allowance for Private Credit Student Loan losses is an estimate of losses in the portfolio at the balance sheet date that will be charged off in subsequent periods. The evaluation of the provision for student loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. The Company believes that the allowance for student loan losses is adequate to cover probable losses in the student loan portfolio.

        The following table summarizes changes in the allowance for student loan losses for both the Private Credit and federally insured student loan portfolios for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$203,451	$232,581	$211,709	$230,684
Additions
Provisions for student loan losses	26,281	34,294	64,074	77,155
Recoveries	3,316	3,025	6,162	6,468
Deductions
Reductions for student loan sales and securitizations	(11,080)	(27,836)	(32,182)	(59,572)
Charge-offs	(24,809)	(21,461)	(52,604)	(40,960)
Other	—	38	—	6,866

Balance at end of period	$197,159	$220,641	$197,159	$220,641

        In addition to the provisions for student loan losses, provisions for losses on other Company loans totaled $2 million for both the three months ended June 30, 2004 and 2003, respectively, and $4 million and $2 million for the six months ended June 30, 2004 and 2003, respectively.

        The table below presents the Company's Private Credit Student Loan delinquency trends as of June 30, 2004 and 2003. Delinquencies have the potential to adversely impact earnings through increased servicing and collection costs and if the delinquent accounts charge off.

	June 30,
	2004		2003
	Balance	%	Balance	%
(Dollars in millions)
Loans in-school/grace/deferment(1)	$1,533		$1,802
Loans in forbearance(2)	163		268
Loans in repayment and percentage of each status:
Loans current	1,964	89%	2,163	90%
Loans delinquent 30-59 days(3)	92	4	92	4
Loans delinquent 60-89 days	56	3	53	2
Loans delinquent 90 days or greater	89	4	95	4

Total Private Credit Student Loans in repayment	2,201	100%	2,403	100%

Total Private Credit Student Loans	3,897		4,473
Private Credit Student Loan allowance for losses	(155)		(160)

Private Credit Student Loans, net	$3,742		$4,313

Percentage of Private Credit Student Loans in repayment	56%		54%

Delinquencies as a percentage of Private Credit Student Loans in repayment	11%		10%

(1)
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures. Additionally, the forbearance balance at June 30, 2004 includes $5 million of career training loans in "closed school" status.

(3)
The delinquency period is based on the number of days scheduled payments are contractually past due.

        The following table summarizes changes in the allowance for student loan losses for on-balance sheet Private Credit Student Loans for the three months and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
(Dollars in millions)
Private Credit Student Loan allowance balance at beginning of period	$154	$174	$166	$181
Provision for Private Credit Student Loan losses	28	26	61	54
Other	—	—	—	7
Charge-offs:
Private Credit Student Loan charge-offs	(24)	(19)	(50)	(36)
Private Credit Student Loan recoveries	3	3	6	5

Total charge-offs, net of recoveries	(21)	(16)	(44)	(31)

Balance before securitization of Private Credit Student Loans	161	184	183	211
Reduction for securitization of Private Credit Student Loans	(6)	(24)	(28)	(51)

Private Credit Student Loan allowance balance at end of period	$155	$160	$155	$160

Net Private Credit Student Loan charge-offs as a percentage of average Private Credit Student Loans	1.91%	1.24%	1.85%	1.17%
Net Private Credit Student Loan charge-offs as a percentage of average Private Credit Student Loans in repayment	3.83%	2.63%	3.75%	2.36%
Private Credit Student Loan allowance as a percentage of average Private Credit Student Loans	3.54%	3.00%	3.25%	2.97%
Private Credit Student Loan allowance as a percentage of the ending balance of Private Credit Student Loans	3.97%	3.58%	3.97%	3.58%
Private Credit Student Loan allowance as a percentage of the ending balance of Private Credit Student Loans in repayment	7.04%	6.67%	7.04%	6.67%
Average balance of Private Credit Student Loans	$4,375	$5,338	$4,760	$5,401
Ending balance of Private Credit Student Loans	$3,897	$4,473	$3,897	$4,473
Average balance of Private Credit Student Loans in repayment	$2,185	$2,517	$2,343	$2,671
Ending balance of Private Credit Student Loans in repayment	$2,201	$2,403	$2,201	$2,403

3.    Student Loan Securitization

Securitization Activity

        The Company actively securitizes its student loan assets and retains a Residual Interest, servicing rights and in some cases, reserve and other cash accounts, all of which are referred to as the Company's Retained Interest in securitized receivables.

        The following table summarizes the Company's securitization activity for the three and six months ended June 30, 2004 and 2003. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three months ended June 30,
	2004				2003
	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %
(Dollars in millions)
Sales:
FFELP Stafford/PLUS loans	2	$5,502	$71	1.3%	1	$1,005	$13	1.3%
Consolidation Loans	—	—	—	—	1	2,251	216	9.6
Private Credit Student Loans	1	1,282	127	9.9	1	1,248	85	6.8

Total securitizations—sales	3	6,784	$198	2.9%	3	4,504	$314	7.0%

Financings:
Asset-backed commercial paper(1)	1	4,186			—	—
Consolidation Loans(2)	1	2,446			1	2,256

Total securitizations—financings	2	6,632			1	2,256

Total securitizations	5	$13,416			4	$6,760

	Six months ended June 30,
	2004				2003
	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %
(Dollars in millions)
Sales:
FFELP Stafford/PLUS loans	2	$5,502	$71	1.3%	2	$2,261	$33	1.5%
Consolidation Loans	—	—	—	—	2	4,256	434	10.2
Private Credit Student Loans	2	2,534	241	9.5	2	2,253	153	6.8

Total securitizations—sales	4	8,036	$312	3.9%	6	8,770	$620	7.1%

Financings:
Asset-backed commercial paper(1)	1	4,186			—	—
Consolidation Loans(2)	4	10,469			2	4,312

Total securitizations—financings	5	14,655			2	4,312

Total securitizations	9	$22,691			8	$13,082

(1)
In the second quarter of 2004, the Company closed its first asset-backed commercial paper conduit. The conduit is a multi-seller conduit that allows the Company to borrow up to $5 billion. The conduit is a revolving 364-day facility with annual extensions. The Company may purchase loans out of this trust at its discretion, and as a result, the trust is not a qualifying special purpose entity ("QSPE") and the securitization was accounted for on-balance sheet as a Variable Interest Entity ("VIE").

(2)
In certain Consolidation Loan securitization structures, the Company holds rights that can affect the remarketing of the bonds; and as a result, these securitizations did not qualify as QSPEs. Accordingly, they are accounted for on-balance sheet as VIEs with the securitized federally insured student loans reflected in the balance sheet as "federally insured student loans in trust."

        Key assumptions used in estimating the fair value of Residual Interests at the date of securitization for securitization transactions that qualified as sales during the three and six months ended June 30, 2004 and 2003 were as follows:

	Three months ended June 30,
	2004			2003
	FFELP Stafford	Consolidation(1)	Private Credit	FFELP Stafford	Consolidation	Private Credit
Prepayment speed	**	—	6%	9%	7%	6%
Weighted-average life (in years)	4.29	—	7.50	4.70	7.91	6.60
Expected credit losses (% of principal securitized)	.16%	—	4.70%	.50%	.72%	2.80%
Residual cash flows discounted at (weighted average)	12%	—	12%	12%	6%	12%
	Six months ended June 30,
	2004			2003
	FFELP Stafford	Consolidation(1)	Private Credit	FFELP Stafford	Consolidation	Private Credit
Prepayment speed	**	—	6%	9%	7%	6%
Weighted-average life (in years)	4.29	—	7.18	4.68	8.01	6.54
Expected credit losses (% of principal securitized)	.16%	—	4.72%	.52%	.75%	3.30%
Residual cash flows discounted at (weighted average)	12%	—	12%	12%	6%	12%

(1)
No Consolidation Loan securitizations in the period qualified for sale treatment.

**
20% CPR for 2004, 15% CPR for 2005 and 6% CPR thereafter.

        The following table summarizes the fair value of the Company's Retained Interests related to those securitizations that were treated as sales.

	As of June 30, 2004		As of December 31, 2003
	Fair Value	Underlying Securitized Loan Balance	Fair Value	Underlying Securitized Loan Balance
(Dollars in millions)
FFELP Stafford/PLUS loans	$1,049	$28,914	$1,023	$26,420
Consolidation Loans	654	7,766	994	8,076
Private Credit Student Loans	627	6,374	459	3,983

Total(1)(2)(3)	$2,330	$43,054	$2,476	$38,479

(1)
Unrealized gains (pre-tax) included in accumulated other comprehensive income related to the Retained Interests totaled $373 million and $443 million as of June 30, 2004 and December 31, 2003, respectively.

(2)
Includes $442 million and $727 million related to the fair value of the Embedded Floor Income as of June 30, 2004 and December 31, 2003, respectively.

(3)
The Company recorded $50 million and $7 million of impairment related to the Retained Interests for the six months ended June 30, 2004 and 2003, respectively. These impairment charges are recorded as a loss and are included as a reduction to securitization revenue. The impairment charge for 2004 is primarily the result of (a) FFELP Stafford loans continuing to consolidate at levels faster than projected resulting in $17 million of impairment and (b) a decrease in value related to the Floor Income component of the Company's Retained Interest due to the significant increase in interest rates during the period resulting in $33 million of impairment. Impairment for 2003 was due to FFELP Stafford loans prepaying faster than projected.

        For the Company's on-balance sheet securitizations, there were $30.7 billion and $16.1 billion of securitized student loans outstanding (face amount) as of June 30, 2004 and December 31, 2003, respectively. These student loans are reflected in the Company's balance sheet as "federally insured student loans in trust."

4.    Common Stock

        The following table summarizes the Company's common share repurchase and equity forward activity for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
(Common shares in millions)
Common shares repurchased:
Open market	.6	1.6	.5	5.0
Equity forwards	5.5	10.5	13.4	15.1
Benefit plans	.1	.7	.9	1.7

Total shares repurchased	6.2	12.8	14.8	21.8

Average purchase price per share	$38.08	$30.53	$34.12	$30.26

Common shares issued	2.3	8.7	6.1	14.5

Equity forward contracts:
Outstanding at beginning of period	39.8	31.2	43.5	28.7
New contracts	12.9	12.4	17.1	19.5
Exercises	(5.5)	(10.5)	(13.4)	(15.1)

Outstanding at end of period	47.2	33.1	47.2	33.1

Board of Director authority remaining at end of period	20.7	25.7	20.7	25.7

        As of June 30, 2004, the expiration dates and purchase prices for outstanding equity forward contracts were as follows:

Year of maturity	Outstanding contracts	Range of purchase prices	Average purchase price
	(in millions)
2006	18.0	$33.82 – $41.88	$37.47
2007	13.4	37.70 – 41.09	38.69
2008	8.7	38.35 – 40.56	39.28
2009	7.1	37.89 – 38.58	38.18

	47.2		$38.26

        The closing price of the Company's common stock on June 30, 2004 was $40.45.

Earnings per Share

        Basic earnings per common share ("basic EPS") are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share ("diluted EPS") reflect the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, warrants, deferred compensation and shares held in the Employee Stock Purchase Plan ("ESPP"), determined by the treasury stock method, and equity forwards, determined by the reverse treasury stock method. Diluted EPS excludes the potential dilutive effect of senior convertible debt, as management believes conversion is not likely in the near term. However, the EITF No. 04-8 has proposed changing the accounting for Co-Cos (see Note 1, "Significant Accounting Policies—Recently Proposed Accounting Pronouncement"). The following table reflects basic and diluted EPS for the three and six months ended June 30, 2004 and 2003.

	Net Income Attributable to Common Stock	Average Shares	Earnings per Share
Three months ended June 30, 2004
Basic EPS	$612,062	439,901	$1.39
Dilutive effect of stock options, equity forwards, deferred compensation, and ESPP shares	—	8,283	(.03)

Diluted EPS	$612,062	448,184	$1.36

Three months ended June 30, 2003
Basic EPS	$369,819	452,174	$.82
Dilutive effect of stock options, warrants, equity forwards, deferred compensation, and ESPP shares	—	12,958	(.02)

Diluted EPS	$369,819	465,132	$.80

	Net Income Attributable to Common Stock	Average Shares	Earnings per Share
Six months ended June 30, 2004
Basic EPS	$900,641	441,283	$2.04
Dilutive effect of stock options, equity forwards, deferred compensation, and ESPP shares	—	8,683	(.04)

Diluted EPS	$900,641	449,966	$2.00

Six months ended June 30, 2003
Basic EPS	$783,493	454,365	$1.72
Dilutive effect of stock options, warrants, equity forwards, deferred compensation, and ESPP shares	—	13,037	(.04)

Diluted EPS	$783,493	467,402	$1.68

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

5.    Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

        The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at June 30, 2004 and December 31, 2003, and their impact on other comprehensive income and earnings for the three and six months ended June 30, 2004 and 2003. At June 30, 2004 and December 31, 2003, $102 million and $158 million (fair value), respectively, of available-for-sale investment securities and $498 million and $31 million, respectively, of cash were pledged as collateral against these derivative instruments.

	Cash Flow		Fair Value		Trading		Total
	June 30, 2004	December 31, 2003	June 30, 2004	December 31, 2003	June 30, 2004	December 31, 2003	June 30, 2004	December 31, 2003
(Dollars in millions)
Fair Values
Interest rate swaps	$(22)	$(4)	$(464)	$(182)	$(203)	$(133)	$(689)	$(319)
Floor/Cap contracts	—	—	—	—	(703)	(1,168)	(703)	(1,168)
Futures	(2)	(76)	—	—	1	(40)	(1)	(116)
Equity forwards	—	—	—	—	126	48	126	48
Cross currency interest rate swaps	—	—	61	281	—	—	61	281

Total	$(24)	$(80)	$(403)	$99	$(779)	$(1,293)	$(1,206)	$(1,274)

(Dollars in billions)
Notional Values
Interest rate swaps	$4.9	$1.6	$15.2	$16.8	$84.7	$74.2	$104.8	$92.6
Floor/Cap contracts	—	—	—	—	45.3	34.1	45.3	34.1
Futures	1.6	8.2	—	—	12.4	23.1	14.0	31.3
Cross currency interest rate swaps	—	—	11.4	4.1	—	—	11.4	4.1
Other(1)	—	—	—	—	2.0	2.0	2.0	2.0

Total	$6.5	$9.8	$26.6	$20.9	$144.4	$133.4	$177.5	$164.1

(Shares in millions)
Contracts
Equity forwards	—	—	—	—	47.2	43.5	47.2	43.5

(1)
"Other" consists of an embedded derivative bifurcated from the convertible debenture issuance that relates primarily to certain contingent interest and conversion features of the debt. The embedded derivative has had zero fair value since inception.

	Three months ended June 30,
	Cash Flow		Fair Value				Trading		Total
	2004	2003	2004		2003		2004	2003	2004	2003
(Dollars in millions)
Changes to other comprehensive income, net of tax
Hedge ineffectiveness reclassified to earnings	$3	$—	$—		$—		$—	$—	$3	$—
Change in fair value to cash flow hedges	(9)	(9)	—		—		—	—	(9)	(9)
Amortization of effective hedges(1)	4	6	—		—		—	—	4	6

Other comprehensive income, net	$(2)	$(3)	$—		$—		$—	$—	$(2)	$(3)

Earnings Summary
Recognition of closed futures contracts' gains/losses in interest expense(2)	$(6)	$(8)	$—		$—		$—	$—	$(6)	$(8)
Derivative market value adjustment—Realized(3)	(4)	—	—		—		(177)	(176)	(181)	(176)
Derivative market value adjustment—Unrealized	—	—	(1	)(4)	1	(4)	568	(30)	567	(29)

Total earnings impact	$(10)	$(8)	$(1)		$1		$391	$(206)	$380	$(213)

	Six months ended June 30,
	Cash Flow		Fair Value				Trading		Total
	2004	2003	2004		2003		2004	2003	2004	2003
(Dollars in millions)
Changes to other comprehensive income, net of tax
Hedge ineffectiveness reclassified to earnings	$3	$(1)	$—		$—		$—	$—	$3	$(1)
Change in fair value to cash flow hedges	(7)	(13)	—		—		—	—	(7)	(13)
Amortization of effective hedges(1)	7	9	—		—		—	—	7	9
Discontinued hedges	—	5	—		—		—	—	—	5

Other comprehensive income, net	$3	$—	$—		$—		$—	$—	$3	$—

Earnings Summary
Recognition of closed futures contracts' gains/losses in interest expense(2)	$(11)	$(14)	$—		$—		$—	$—	$(11)	$(14)
Derivative market value adjustment—Realized(3)	(4)	(7)	—		—		(393)	(403)	(397)	(410)
Derivative market value adjustment—Unrealized	—	1 (4)	(3	)(4)	4	(4)	669	80	666	85

Total earnings impact	$(15)	$(20)	$(3)		$4		$276	$(323)	$258	$(339)

(1)
The Company expects to amortize $37 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging debt instruments that were outstanding after June 30, 2004.

(2)
For futures contracts that qualify as SFAS No. 133 hedges where the hedged transaction occurs.

(3)
Includes net settlement income/expense and realized gains and losses related to trading derivatives and ineffectiveness related to cash flow hedges.

(4)
The change in fair value of cash flow and fair value hedges recorded through earnings represents amounts related to ineffectiveness.

6.    Pension Plans

       Under the Company's qualified and supplemental pension plans for eligible employees (the "Pension Plans"), participants accrue benefits under a cash balance formula. Under the formula, each participant has an account, for record keeping purposes only, to which credits are allocated each payroll period based on a percentage of the participant's compensation for the current pay period. The applicable percentage is determined by the participant's number of years of service with the Company. If an individual participated in the Company's prior pension plan as of September 30, 1999 and met certain age and service criteria, the participant ("grandfathered participant") will receive the greater of the benefits calculated under the prior plan, which uses a final average pay plan method, or the current Pension Plans under the cash balance formula.

Components of Net Periodic Pension Cost

        Net periodic pension cost for the Company's Pension Plans and the Board of Directors supplemental pension plan, which was previously frozen in 1995, for the three and six months ended June 30, 2004 and 2003 included the following components:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Service cost—benefits earned during the period	$3,143	$2,775	$6,287	$5,551
Interest cost on project benefit obligations	2,815	2,588	5,629	5,175
Expected return on plan assets	(3,843)	(3,208)	(7,685)	(6,416)
Net amortization and deferral	(379)	(165)	(758)	(330)

Net periodic pension cost	$1,736	$1,990	$3,473	$3,980

Employer Contributions and Pension Plan Status

        The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it did not expect to contribute to its qualified pension plan (the "Qualified Plan") in 2004. As of June 30, 2004, the Company has made no contributions to its Qualified Plan.

        Effective July 1, 2004, the Pension Plans were frozen with respect to new entrants and participants with less than five years of service. No further benefits will accrue with respect to such participants under the Pension Plans, other than interest accruals on cash balance accounts. Over the next five years, the Pension Plans will be frozen with respect to additional participants based on years of service. Employees as of June 30, 2004 who have five to nine years of service will continue to accrue benefits under the Pension Plans until June 30, 2006, while employees as of June 30, 2004 who have ten or more years of service will continue to accrue benefits under the Pension Plans through June 30, 2009. In response to this change in the Company's pension benefits, the Company increased the employer contribution in its defined contribution plan. Management believes that the net benefit from these changes in Pension Plans will mitigate projected increases in health plan costs.

7.    Contingencies

        The Company and various affiliates were defendants in a lawsuit brought by College Loan Corporation ("CLC") in the United States District Court for the Eastern District of Virginia alleging various breach of contract and common law tort claims in connection with CLC's consolidation loan activities. The Complaint sought compensatory damages of at least $60 million.

        On June 25, 2003, after five days of trial, the jury returned a verdict in favor of the Company on all counts. CLC has since filed an appeal. Oral argument, before the U.S. Court of Appeals for the Fourth Circuit, was held on June 4, 2004. The Court of Appeals has not yet issued a decision in the case.

        The Company was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit sought to bring a nationwide class action on behalf of all borrowers who allegedly paid "undisclosed improper and excessive" late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of two million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 28, 2003, the Court granted the Company's motion to dismiss the complaint in its entirety. Oral argument was held on April 7, 2004. The Court of Appeals affirmed the Superior Court's decision granting the Company's motion to dismiss the complaint, but granted the plaintiffs leave to re-plead the first count, which alleged violations of the D.C. Consumer Protection Procedures Act. The Court of Appeals affirmed the dismissal of the remaining two counts with prejudice.

        In July 2003, a borrower in California filed a class action complaint against the Company and certain of its affiliates in state court in San Francisco in connection with a monthly payment amortization error discovered by the Company in the fourth quarter of 2002. The complaint asserts claims under the California Business and Professions Code and other California statutory provisions. The complaint further seeks certain injunctive relief and restitution. On May 14, 2004, the court issued an order dismissing two of the three counts of the complaint.

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

8.    Subsequent Events

Bank One Agreement

        On July 30, 2004, following the merger of JPMorgan Chase and Bank One, the Company and Bank One entered into a comprehensive agreement under which, among other things:

  •
  the Company agreed to the termination of its marketing services agreement with Bank One, effectively allowing Bank One to "in-source" the marketing of its own education loans;

  •
  Bank One pays a $14 million termination fee to the Company;

  •
  the Company extended its ExportSS agreement, from March 2005 through August 2008. The ExportSS agreement governs the Company's purchases of certain Bank One-branded FFELP student loans and certain Private Credit Student Loans.

  •
  for a $9 million fee, Bank One terminated a separate loan purchase agreement that was entered into with USA Group prior to the Company's July 2000 acquisition of that entity. Following the termination, (1) the Company retains the right to purchase FFELP loans originated under this agreement for the 2004-2005 academic year and all new loans made to existing borrowers ("serial loans") and (2) all loans that the Company originates and services on the Sallie Mae servicing platforms on behalf of Bank One will be committed for sale under the ExportSS agreement after the 2004-2005 academic year.

        For the year ended 2003, marketing fees received under this arrangement were $37 million, of which, $15 million was capitalized as a reduction to student loan premiums and $22 million was recognized in other income. The Company also incurred marketing expenses of $15 million over the same period.

        The Company's separate joint venture with JPMorgan Chase remains in place. Under its terms, the Company will offer JPMorgan Chase new loan purchase and servicing terms for a five-year period beginning September, 2007. If the Company and JPMorgan Chase are unable to mutually agree upon such terms by May 31, 2005, then either party may trigger a "Dutch auction" process. Under that process, the electing party offers to purchase the other party's 50 percent interest or sell its 50 percent interest in the joint venture at a specified price. The non-electing party then has the right to either sell its interest in the joint venture or purchase the electing party's interest, in either case at the originally offered price.

Acquisition of Southwest Student Services Corporation

        On August 5, 2004, the Company announced that it reached agreement with the Helios Education Foundation to purchase the outstanding stock of its student loan subsidiary, Southwest Student Services Corporation ("Southwest"). The transaction includes Southwest's student loan portfolio, which as of the date of the announcement was approximately $4.5 billion, its Phoenix-based loan origination and servicing center and its sales and marketing operations.

        Southwest, which was founded in 1982, provides for the origination, funding, acquisition and servicing of education loans. It is among the top 30 originators of federal student loans, issuing approximately $300 million in Stafford and PLUS loans and $1.5 billion in Consolidation Loans annually, and it is the nation's ninth largest holder of federal student loans. Southwest provides student loans and related services nationally with a primary focus on colleges and universities in Arizona and Florida. Southwest employs nearly 300 individuals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and six months ended June 30, 2004 and 2003
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

        We have provided the discussion of the GSE within the context of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") because we have substantially completed the Wind-Down of the GSE and have ceased all operating activities such that the GSE will no longer be a source of liquidity for the Company's purchase of student loans. For the remainder of 2004, GSE activities will consist of repurchasing long-term GSE debt and preparing for the completion of the Wind-Down, now scheduled for the first quarter of 2005. All GSE debt that remains outstanding upon completion of these Wind-Down activities will be defeased through the creation of a fully collateralized trust, consisting of cash or financial instruments backed by the full faith and credit of the U.S. government with cash flows that match the interest and principal obligations of the defeased debt. At June 30, 2004, the GSE had $10.8 billion in assets remaining, of which $2.2 billion were student loans. This represents 9 percent of total Managed assets and 2 percent of Managed student loans. At June 30, 2004, the GSE's non-student loan assets primarily consisted of cash and cash equivalents and investments.

        MD&A disclosures applicable solely to the GSE are included at the end of this MD&A in the section titled "STUDENT LOAN MARKETING ASSOCIATION." Discussions of Private Credit Student Loan securitizations are applicable to the Company only. The discussions of off-balance sheet loans, our fee-based businesses, and our operations on a Managed Basis, as well as the discussions set forth below under the headings "SELECTED FINANCIAL DATA," "OTHER INCOME," "FEDERAL AND STATE TAXES" and "ALTERNATIVE PERFORMANCE MEASURES" do not involve the GSE and relate to the Company on a consolidated basis.

        Through the first half of 2004, the GSE purchased the majority of our student loans and these purchases were initially financed through the issuance of short-term GSE debt obligations and then refinanced through student loan securitizations that were conducted through the GSE. Once securitized, the GSE no longer owned the student loans and the bonds issued by the trust are not obligations of the GSE. During the second quarter of 2004, the GSE originated a FFELP Stafford securitization and recorded a gain of $32 million. The Retained Interest related to that securitization, as well as all other Retained Interests in securitizations originated by the GSE that remained on the GSE's balance sheet, have been sold by the GSE to SLM Corporation. The liquidity provided to the Company by the GSE has been replaced by non-GSE financing, including securitizations originated by non-GSE subsidiaries of SLM Corporation. The GSE will no longer sponsor securitizations of student loans. (See also "LIQUIDITY AND CAPITAL RESOURCES" for further discussion of the effects of the GSE Wind-Down.)

        The GSE has no employees, so the management of its operations is provided by the Company under a management services agreement. We also service the majority of the GSE's student loans under a servicing agreement between the GSE and Sallie Mae, Inc., a wholly owned, non-GSE subsidiary of SLM Corporation which includes the division of Sallie Mae Servicing.

        See "STUDENT LOAN MARKETING ASSOCIATION—Privatization Act—GSE Wind-Down" for a more detailed discussion of the GSE and the progress of the Company's Wind-Down effort.

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
	2004	2003	$	%	2004	2003	$	%
Net interest income	$332	$354	$(22)	(6)%	$654	$700	$(46)	(7)%
Less: provisions for losses	28	36	(8)	(22)	68	79	(11)	(14)

Net interest income after provisions for losses	304	318	(14)	(4)	586	621	(35)	(6)
Gains on student loan securitizations	198	314	(116)	(37)	312	620	(308)	(50)
Servicing and securitization revenue	124	200	(76)	(38)	261	389	(128)	(33)
Derivative market value adjustment	386	(205)	591	288	269	(324)	593	183
Guarantor servicing fees	23	25	(2)	(8)	58	60	(2)	(3)
Debt management fees	70	52	18	35	150	111	39	35
Other income	69	60	9	15	127	109	18	17
Operating expenses	206	190	16	8	415	369	46	12
Income taxes	353	201	152	76	442	428	14	3

Net income	615	373	242	65	906	789	117	15
Preferred stock dividends	3	3	—	—	6	6	—	—

Net income attributable to common stock	$612	$370	$242	65%	$900	$783	$117	15%

Basic earnings per common share	$1.39	$.82	$.57	70%	$2.04	$1.72	$.32	19%

Diluted earnings per common share	$1.36	$.80	$.56	70%	$2.00	$1.68	$.32	19%

Dividends per common share	$.19	$.17	$.02	12%	$.36	$.25	$.11	44%

Condensed Balance Sheets

			Increase (decrease)
	June 30, 2004	December 31, 2003
			$	%
Assets
Federally insured student loans, net	$16,730	$29,222	$(12,492)	(43)%
Federally insured student loans in trust, net	31,105	16,355	14,750	90
Private Credit Student Loans, net	3,742	4,470	(728)	(16)
Academic facilities financings and other loans, net	928	1,031	(103)	(10)
Cash and investments	15,242	6,896	8,346	121
Restricted cash and investments	1,916	1,106	810	73
Retained Interest in securitized receivables	2,330	2,476	(146)	(6)
Goodwill and acquired intangible assets, net	619	592	27	5
Other assets	3,355	2,463	892	36

Total assets	$75,967	$64,611	$11,356	18%

Liabilities and Stockholders' Equity
Short-term borrowings	$8,063	$18,735	$(10,672)	(57)%
Borrowings collateralized by loans in trust	31,959	16,597	15,362	93
Long-term notes	30,078	23,211	6,867	30
Other liabilities	2,946	3,438	(492)	(14)

Total liabilities	73,046	61,981	11,065	18

Stockholders' equity before treasury stock	4,048	3,180	868	27
Common stock held in treasury at cost	1,127	550	577	105

Total stockholders' equity	2,921	2,630	291	11

Total liabilities and stockholders' equity	$75,967	$64,611	$11,356	18%

RESULTS OF OPERATIONS

NET INTEREST INCOME

        Net interest income is derived largely from our portfolio of student loans that remain on-balance sheet. The "Taxable Equivalent Net Interest Income" analysis below is designed to facilitate a comparison of non-taxable asset yields to taxable yields on a similar basis. Additional information regarding the return on our student loan portfolio is set forth under "Student Loans—Student Loan Spread Analysis After Reclassification of Realized Derivative Transactions—Non-GAAP Presentation." Information regarding the provisions for losses is contained in Note 2 to the consolidated financial statements.

Taxable Equivalent Net Interest Income

        The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
	2004	2003	$	%	2004	2003	$	%
Interest income
Student loans	$569	$550	$19	3%	$1,114	$1,106	$8	1%
Academic facilities financings and other loans	18	19	(1)	(5)	37	39	(2)	(5)
Investments	52	42	10	24	96	70	26	37
Taxable equivalent adjustment	1	5	(4)	(80)	5	8	(3)	(38)

Total taxable equivalent interest income	640	616	24	4	1,252	1,223	29	2
Interest expense	307	257	50	19	593	515	78	15

Taxable equivalent net interest income	$333	$359	$(26)	(7)%	$659	$708	$(49)	(7)%

Average Balance Sheets

        The following tables reflect the rates earned on interest earning assets and paid on interest bearing liabilities for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30,
	2004		2003
	Balance	Rate	Balance	Rate
Average Assets
Federally insured student loans	$50,424	3.93%	$38,835	4.78%
Private Credit Student Loans	4,375	7.04	5,338	6.60
Academic facilities financings and other loans	982	7.77	1,162	7.13
Cash and investments	12,729	1.67	6,241	2.93

Total interest earning assets	68,510	3.76%	51,576	4.79%

Non-interest earning assets	6,983		5,656

Total assets	$75,493		$57,232

Average Liabilities and Stockholders' Equity
Six month floating rate notes	$2,250	1.19%	$2,985	1.18%
Other short-term borrowings	11,993	1.77	21,573	1.69
Long-term notes	55,283	1.80	27,675	2.29

Total interest bearing liabilities	69,526	1.77%	52,233	1.98%

Non-interest bearing liabilities	3,141		2,743
Stockholders' equity	2,826		2,256

Total liabilities and stockholders' equity	$75,493		$57,232

Net interest margin		1.96%		2.79%

	Six months ended June 30,
	2004		2003
	Balance	Rate	Balance	Rate
Average Assets
Federally insured student loans	$49,085	3.94%	$38,765	4.84%
Private Credit Student Loans	4,761	6.47	5,401	6.55
Academic facilities financings and other loans	1,022	7.56	1,163	7.36
Cash and investments	10,876	1.82	5,368	2.84

Total interest earning assets	65,744	3.83%	50,697	4.87%

Non-interest earning assets	6,515		5,309

Total assets	$72,259		$56,006

Average Liabilities and Stockholders' Equity
Six month floating rate notes	$2,435	1.11%	$2,937	1.23%
Other short-term borrowings	14,101	1.86	22,223	1.60
Long-term notes	49,726	1.81	25,888	2.50

Total interest bearing liabilities	66,262	1.80%	51,048	2.03%

Non-interest bearing liabilities	3,314		2,787
Stockholders' equity	2,683		2,171

Total liabilities and stockholders' equity	$72,259		$56,006

Net interest margin		2.02%		2.82%

        The decrease in the net interest margin from the three and six months ended June 30, 2003 to the three and six months ended June 30, 2004 was primarily due to the decrease in Floor Income and other student loan spread related items as discussed under "Student Loans—Student Loan Spread Analysis After Reclassification of Realized Derivative Transactions—Non-GAAP Presentation." The decrease in the net interest margin was also due to the increase in lower yielding short-term investments caused by the build up of non-GSE funding in anticipation of the early completion of the GSE Wind-Down.

Rate/Volume Analysis

        The following rate/volume analysis illustrates the relative contribution of changes in interest rates and asset volumes.

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
Three months ended June 30, 2004 vs. three months ended June 30, 2003
Taxable equivalent interest income	$24	$(140)	$164
Interest expense	50	(64)	114

Taxable equivalent net interest income	$(26)	$(76)	$50

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
Six months ended June 30, 2004 vs. six months ended June 30, 2003
Taxable equivalent interest income	$29	$(275)	$304
Interest expense	78	(152)	230

Taxable equivalent net interest income	$(49)	$(123)	$74

Reclassification of Realized Derivative Transactions—Non-GAAP Presentation

        The Financial Accounting Standards Board's ("FASB's) Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires net settlement income/expense on derivatives and realized gains/losses on derivative dispositions ("realized derivative transactions") that do not qualify as accounting hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. We believe that it is also helpful to the understanding of our business to include two presentations of net interest income and net interest margin. The first is a GAAP presentation presented above that includes the net settlement income/expense on trading derivatives and realized gains/losses recorded in the derivative market value adjustment line, which excludes these items from net interest income and margin. The second is a non-GAAP presentation that reclassifies these derivative net settlements and realized gains and losses to the financial statement line item of the economically hedged item, where they are primarily included in net interest income and margin. We believe that this second presentation is meaningful as it reflects how we manage interest rate risk through the match funding of interest sensitive assets and liabilities.

        The presentations of our taxable equivalent net interest income, average balance sheets, rate/volume analysis, student loan spread and funding costs in the following tables will reflect the reclassifications. The table below details the reclassification of the derivative net settlements and realized gains/losses related to derivative dispositions that is used in the following non-GAAP presentations as discussed above.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Reclassification of realized derivative transactions:
Net settlement expense on Floor Income Contracts reclassified to student loan income	$(102)	$(97)	$(211)	$(215)
Net settlement expense on Floor Income Contracts reclassified to servicing and securitization income	(52)	(46)	(110)	(82)
Net settlement income on interest rate swaps reclassified to interest expense	3	9	15	22
Net settlement expense on interest rate swaps reclassified to servicing and securitization income	(22)	(16)	(35)	(32)
Realized gain/loss on closed Eurodollar futures contracts and terminated derivative contracts reclassified to other income	(8)	(25)	(56)	(102)

Total reclassifications of realized derivative transactions	(181)	(175)	(397)	(409)
Add: Unrealized derivative market value adjustment	567	(30)	666	85

Derivative market value adjustment	$386	$(205)	$269	$(324)

Taxable Equivalent Net Interest Income After Reclassification of Realized Derivative Transactions—Non-GAAP Presentation

        The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
	2004	2003	$	%	2004	2003	$	%
Interest income, non-GAAP
Student loans	$467	$453	$14	3%	$903	$890	$13	1%
Academic facilities financings and other loans	18	19	(1)	(5)	37	39	(2)	(5)
Investments	52	42	10	24	96	70	26	37
Taxable equivalent adjustment	1	5	(4)	(80)	5	8	(3)	(38)

Total taxable equivalent interest income, non-GAAP	538	519	19	4	1,041	1,007	34	3
Interest expense, non-GAAP	304	248	56	23	578	492	86	17

Taxable equivalent net interest income, non-GAAP	$234	$271	$(37)	(14)%	$463	$515	$(52)	(10)%

Reconciliation of Taxable Equivalent Net Interest Income as Presented in Accordance with GAAP to the Non-GAAP Presentation for Realized Derivative Transactions

	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
	2004	2003	$	%	2004	2003	$	%
Taxable equivalent net interest income, GAAP	$333	$359	$(26)	(7)%	$659	$708	$(49)	(7)%
Net settlements on Floor Income Contracts reclassified to student loan income	(102)	(97)	(5)	(5)	(211)	(215)	4	2
Net settlements on interest rate swaps reclassified to interest expense	3	9	(6)	(67)	15	22	(7)	(32)

Taxable equivalent net interest income, non- GAAP	$234	$271	$(37)	(14)%	$463	$515	$(52)	(10)%

Average Balance Sheets After Reclassification of Realized Derivative Transactions—Non-GAAP Presentation

        The following tables reflect the rates earned on interest earning assets and paid on interest bearing liabilities for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30,
	2004		2003
	Balance	Rate	Balance	Rate
Average Assets
Federally insured student loans	$50,424	3.12%	$38,835	3.76%
Private Credit Student Loans	4,375	7.04	5,338	6.60
Academic facilities financings and other loans	982	7.77	1,162	7.13
Cash and investments	12,729	1.67	6,241	2.93

Total interest earning assets	68,510	3.16%	51,576	4.03%

Non-interest earning assets	6,983		5,656

Total assets	$75,493		$57,232

Average Liabilities and Stockholders' Equity
Six month floating rate notes	$2,250	1.19%	$2,985	1.18%
Other short-term borrowings	11,993	1.71	21,573	1.71
Long-term notes	55,283	1.80	27,675	2.11

Total interest bearing liabilities	69,526	1.76%	52,233	1.89%

Non-interest bearing liabilities	3,141		2,743
Stockholders' equity	2,826		2,256

Total liabilities and stockholders' equity	$75,493		$57,232

Net interest margin, non-GAAP		1.38%		2.11%

	Six months ended June 30,
	2004		2003
	Balance	Rate	Balance	Rate
Average Assets
Federally insured student loans	$49,085	3.08%	$38,765	3.71%
Private Credit Student Loans	4,761	6.47	5,401	6.55
Academic facilities financings and other loans	1,022	7.56	1,163	7.36
Cash and investments	10,876	1.82	5,368	2.84

Total interest earning assets	65,744	3.18%	50,697	4.00%

Non-interest earning assets	6,515		5,309

Total assets	$72,259		$56,006

Average Liabilities and Stockholders' Equity
Six month floating rate notes	$2,435	1.11%	$2,937	1.23%
Other short-term borrowings	14,101	1.75	22,223	1.61
Long-term notes	49,726	1.79	25,888	2.30

Total interest bearing liabilities	66,262	1.76%	51,048	1.94%

Non-interest bearing liabilities	3,314		2,787
Stockholders' equity	2,683		2,171

Total liabilities and stockholders' equity	$72,259		$56,006

Net interest margin, non-GAAP		1.41%		2.05%

        The 58 basis point and 61 basis point differences between the three and six months ended June 30, 2004 non-GAAP net interest margins, respectively, versus the GAAP net interest margins in the same periods is primarily due to the inclusion of payments on Floor Income Contracts in the non-GAAP presentation which reduced net interest income by 59 and 65 basis points, respectively, for the three and six months ended June 30, 2004. (See "Reclassification of Realized Derivative Transactions—Non-GAAP Presentation" above.) For a discussion of other fluctuations between the three and six months ended June 30, 2004 net interest margins versus the three and six months ended June 30, 2003 net interest margins, see "Average Balance Sheets" above.

Rate/Volume Analysis After Reclassification of Realized Derivative Transactions—Non-GAAP Presentation

        The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
Three months ended June 30, 2004 vs. three months ended June 30, 2003
Taxable equivalent interest income, non-GAAP	$19	$(115)	$134
Interest expense, non-GAAP	56	(44)	100

Taxable equivalent net interest income, non-GAAP	$(37)	$(71)	$34

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
Six months ended June 30, 2004 vs. six months ended June 30, 2003
Taxable equivalent interest income, non-GAAP	$34	$(210)	$244
Interest expense, non-GAAP	86	(119)	205

Taxable equivalent net interest income, non-GAAP	$(52)	$(91)	$39

Student Loans

        For both federally insured and Private Credit Student Loans, we account for premiums paid, discounts received and certain origination costs incurred on the acquisition of student loans in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." The unamortized portion of the premiums and discounts are included in the carrying value of the student loan on the consolidated balance sheet. We recognize income on our student loan portfolio based on the expected yield of the student loan after giving effect to the amortization of purchase premiums and the accretion of student loan discounts, as well as borrower benefit programs. Origination fees charged on Private Credit Student Loans are deferred and amortized to income over the lives of the student loans. In the "Student Loan Spread Analysis After Reclassification of Realized Derivative Transactions—Non-GAAP Presentation" table below, this amortization of origination fees is netted with the amortization of the premiums.

Student Loan Spread Analysis After Reclassification of Realized Derivative Transactions—Non-GAAP Presentation (see "Reclassification of Realized Derivative Transactions—Non-GAAP Presentation")

        The following table analyzes the reported earnings from student loans both on-balance sheet and those off-balance sheet in securitization trusts. For student loans off-balance sheet, we will continue to earn securitization and servicing fee revenues over the life of the securitized loan portfolios. The off-balance sheet information presented in "LIQUIDITY AND CAPITAL RESOURCES—Securitization Activities—Servicing and Securitization Revenue" analyzes the on-going servicing revenue and Residual Interest earned on the securitized portfolios of student loans. For an analysis of our student loan spread for the entire portfolio of Managed student loans on a similar basis to the on-balance sheet analysis, see "ALTERNATIVE PERFORMANCE MEASURES—Student Loan Spread Analysis—Managed Basis."

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
On-Balance Sheet
Student loan yield, before Floor Income	4.27%	4.36%	4.21%	4.41%
Floor Income	.04	.42	.08	.36
Consolidation Loan Rebate Fees	(.54)	(.46)	(.54)	(.48)
Offset Fees	(.05)	(.08)	(.06)	(.08)
Borrower benefits	(.20)	(.08)	(.17)	(.08)
Premium and origination fee amortization	(.10)	(.06)	(.14)	(.08)

Student loan net yield	3.42	4.10	3.38	4.05
Student loan cost of funds	(1.73)	(1.69)	(1.67)	(1.72)

Student loan spread, non-GAAP	1.69%	2.41%	1.71%	2.33%

Off-Balance Sheet
Servicing and securitization revenue, before Floor Income	1.03%	1.39%	1.08%	1.42%
Floor Income, net of Floor Income previously recognized in gain on sale calculation	.24	.73	.28	.73

Servicing and securitization revenue	1.27%	2.12%	1.36%	2.15%

Average Balances
On-balance sheet student loans	$54,799	$44,173	$53,846	$44,166
Off-balance sheet student loans	39,318	37,811	38,552	36,527

Managed student loans	$94,117	$81,984	$92,398	$80,693

Discussion of On-Balance Sheet Student Loan Spread, Non-GAAP Presentation

        When compared with the second quarter of 2003, the decrease in the student loan spread is primarily due to lower Floor Income, higher spreads on our debt funding student loans, the increase in the average balance of Consolidation Loans as a percentage of the on-balance sheet portfolio and higher premium amortization and borrower benefit expenses. The increase in the spread to the index on our debt is due to the replacement of lower cost GSE funding with non-GSE funding in connection with the GSE Wind-Down. GSE debt generally has lower credit spreads than non-GSE funding sources and our non-GSE liabilities are significantly longer in duration than our GSE liabilities. Also, we use higher cost, longer-term debt to fund Consolidation Loans.

        Consolidation Loans have lower spreads than other FFELP loans due to the 105 basis point Consolidation Loan Rebate Fee. The negative effect of this fee is partially offset by the absence of the

30 basis point Offset Fee on GSE student loans, higher SAP yield and lower student loan premium amortization discussed below. As long as interest rates remain at historically low levels and absent a program change in the next HEA reauthorization, we expect Consolidation Loans to be actively marketed by the student loan industry and remain an attractive refinancing option for borrowers, resulting in Consolidation Loans representing an increasing percentage of our federally guaranteed student loan portfolio.

        The average balance of Consolidation Loans increased as a percentage of the average on-balance sheet FFELP student loan portfolio from 53 percent in the second quarter of 2003 to 57 percent in the second quarter of 2004.

        The year-over-year increase in the premium amortization and borrower benefit expense is primarily the result of revised life of loan estimates for higher consolidation activity in the fourth quarter of 2003.

Floor Income

        For on-balance sheet student loans, gross Floor Income is included in student loan income. The following table summarizes the components of Floor Income from on-balance sheet student loans, net of payments under Floor Income Contracts, for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30,
	2004			2003
	Fixed borrower rate	Variable borrower rate	Total	Fixed borrower rate	Variable borrower rate	Total
Floor Income:
Gross Floor Income	$108	$—	$108	$127	$16	$143
Payments on Floor Income Contracts	(102)	—	(102)	(97)	—	(97)

Net Floor Income	$6	$—	$6	$30	$16	$46

Net Floor Income in basis points	4	—	4	27	15	42

	Six months ended June 30,
	2004			2003
	Fixed borrower rate	Variable borrower rate	Total	Fixed borrower rate	Variable borrower rate	Total
Floor Income:
Gross Floor Income	$232	$2	$234	$264	$29	$293
Payments on Floor Income Contracts	(211)	—	(211)	(215)	—	(215)

Net Floor Income	$21	$2	$23	$49	$29	$78

Net Floor Income in basis points	8	—	8	23	13	36

        The decrease in Floor Income for the three months ending June 30, 2004 versus the year-ago period is primarily due to the increase in Floor Income Contracts and to the decline in Treasury bill and commercial paper rates from the July 1, 2002 reset of borrower rates to June 30, 2003. Treasury bill and commercial paper rates did not decline as steeply from the July 1, 2003 reset to June 30, 2004 as compared to the same period in 2003.

        For off-balance sheet student loans, future Fixed Rate Embedded Floor Income is estimated using a discounted cash flow option pricing model and is included in the Residual Interest valuation which is initially recognized as a gain on sale. Variable Rate Embedded Floor Income is recognized as earned in servicing and securitization revenue.

        The following table analyzes the ability of the FFELP student loans in our Managed student loan portfolio to earn Floor Income after June 30, 2004 and 2003. Three-month Treasury bill loans are based on the last Treasury bill auctions of June 2004 and 2003 of 1.38 percent and .90 percent, respectively. Commercial paper rate loans are based on the last commercial paper rates of 1.47 percent for June 2004 and 1.04 percent for June 2003. One-year Treasury bill loans are based on the last Treasury bill auctions of May 2004 and 2003 of 1.07 percent and 1.12 percent, respectively.

	June 30, 2004			June 30, 2003
	Fixed Borrower Rate	Annually Reset Borrower Rate	Total	Fixed Borrower Rate	Annually Reset Borrower Rate	Total
(Dollars in billions)
Student loans eligible to earn Floor Income:
On-balance sheet student loans	$28.6	$13.0	$41.6	$19.6	$13.0	$32.6
Off-balance sheet student loans	7.7	26.2	33.9	8.5	26.2	34.7

Managed student loans eligible to earn Floor Income	36.3	39.2	75.5	28.1	39.2	67.3
Less: Economically hedged Floor Income	(23.4)	—	(23.4)	(14.8)	—	(14.8)

Net Managed student loans eligible to earn Floor Income	$12.9	$39.2	$52.1	$13.3	$39.2	$52.5

Net Managed student loans earning Floor Income	$7.2	$—	$7.2	$12.5	$33.4	$45.9

        The following table shows the average balance of Consolidation Loans economically hedged as of June 30, 2004 through the end of 2008. These loans are both on and off-balance sheet and the related hedges do not quailfy as effective SFAS No. 133 hedges.

	7/1-12/31 2004	2005	2006	2007	2008
(Dollars in billions)
Average balance of Consolidation Loans economically hedged	$26	$22	$21	$9	$8

Activity in the Allowance for On-Balance Sheet Private Credit Student Loan Losses

        The following table summarizes changes in the allowance for student loan losses for on-balance sheet Private Credit Student Loans for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Private Credit Student Loan allowance balance at beginning of period	$154	$174	$166	$181
Provision for Private Credit Student Loan losses	28	26	61	54
Other	—	—	—	7
Charge-offs:
Private Credit Student Loan charge-offs	(24)	(19)	(50)	(36)
Private Credit Student Loan recoveries	3	3	6	5

Total charge-offs, net of recoveries	(21)	(16)	(44)	(31)

Balance before securitization of Private Credit Student Loans	161	184	183	211
Reduction for securitization of Private Credit Student Loans	(6)	(24)	(28)	(51)

Private Credit Student Loan allowance balance at end of period	$155	$160	$155	$160

Net Private Credit Student Loan charge-offs as a percentage of average Private Credit Student Loans	1.91%	1.24%	1.85%	1.17%
Net Private Credit Student Loan charge-offs as a percentage of average Private Credit Student Loans in repayment	3.83%	2.63%	3.75%	2.36%
Private Credit Student Loan allowance as a percentage of average Private Credit Student Loans	3.54%	3.00%	3.25%	2.97%
Private Credit Student Loan allowance as a percentage of the ending balance of Private Credit Student Loans	3.97%	3.58%	3.97%	3.58%
Private Credit Student Loan allowance as a percentage of the ending balance of Private Credit Student Loans in repayment	7.04%	6.67%	7.04%	6.67%
Average balance of Private Credit Student Loans	$4,375	$5,338	$4,760	$5,401
Ending balance of Private Credit Student Loans	$3,897	$4,473	$3,897	$4,473
Average balance of Private Credit Student Loans in repayment	$2,185	$2,517	$2,343	$2,671
Ending balance of Private Credit Student Loans in repayment	$2,201	$2,403	$2,201	$2,403

        The increase in the provision for Private Credit Student Loan losses of $2 million for the three months ending June 30, 2004 versus the year-ago period is primarily due to the increase in Private Credit Student Loans entering repayment prior to being securitized as compared to the three months ended June 30, 2003. For the three months ended June 30, 2004, Private Credit Student Loan charge-offs increased by $5 million over the comparable period in 2003, which is due to the increase in securitization activity in 2003 as we primarily securitize loans that are current, leaving a higher percentage of delinquent loans on-balance sheet, and to the increase in career training loans as a percentage of the on-balance sheet portfolio.

        We charge borrower fees on the majority of Private Credit Student Loans, both at origination and when the loan enters repayment. Such fees are deferred and recognized into income as a component of interest over the life of the related pool of loans. The unamortized balance of deferred origination fee revenue at June 30, 2004 and 2003 was $168 million and $126 million, respectively.

Delinquencies

        The table below presents our on-balance sheet Private Credit Student Loan delinquency trends as of June 30, 2004 and 2003. Delinquencies have the potential to adversely impact earnings through increased servicing and collection costs and if the delinquent accounts charge off.

	June 30,
	2004		2003
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$1,533		$1,802
Loans in forbearance(2)	163		268
Loans in repayment and percentage of each status:
Loans current	1,964	89%	2,163	90%
Loans delinquent 30-59 days(3)	92	4	92	4
Loans delinquent 60-89 days	56	3	53	2
Loans delinquent 90 days or greater	89	4	95	4

Total loans in repayment	2,201	100%	2,403	100%

Total Private Credit Student Loans	3,897		4,473
Private Credit Student Loan allowance for losses	(155)		(160)

Private Credit Student Loans, net	$3,742		$4,313

Percentage of Private Credit Student Loans in repayment	56%		54%

Delinquencies as a percentage of Private Credit Student Loans in repayment	11%		10%

(1)
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures. Additionally, the forbearance balance at June 30, 2004 includes $5 million of career training loans in "closed school" status.

(3)
The delinquency period is based on the number of days scheduled payments are contractually past due.

On-Balance Sheet Funding Costs After Non-GAAP Reclassification (see "Reclassification of Realized Derivative Transactions—Non-GAAP Presentation")

        Our borrowings are generally variable-rate indexed (after the effect of interest rate swaps) principally to LIBOR, the 91-day Treasury bill or the commercial paper rate. The following table summarizes the average balance of on-balance sheet debt (by index, after giving effect to the impact of interest rate swaps) for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30,				Six months ended June 30,
	2004		2003		2004		2003
Index	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Treasury bill, principally 91-day	$14,956	1.58%	$15,396	1.53%	$13,202	1.53%	$16,625	1.59%
Commercial paper	26,200	1.42	13,730	1.22	24,424	1.38	13,659	1.24
LIBOR	17,160	1.55	8,373	1.52	16,303	1.48	6,082	1.54
Discount notes	2,394	1.02	6,840	1.45	3,380	1.02	6,620	1.42
Fixed	7,504	3.61	6,169	4.91	7,583	3.87	6,242	4.94
Auction rate securities	825	1.45	828	1.51	837	1.42	828	1.54
Zero coupon	264	11.17	236	11.14	260	11.17	233	11.14
Other	223	4.10	661	2.19	273	3.53	759	2.24

Total	$69,526	1.76%	$52,233	1.89%	$66,262	1.76%	$51,048	1.94%

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

Guarantor Servicing Fees, Debt Management Fees and Other Income

        The following table summarizes the components of guarantor servicing fees, debt management fees and other income for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Guarantor servicing and debt management fees:
Guarantor servicing fees	$23	$25	$58	$60
Debt management fees	70	52	150	111

Total guarantor servicing and debt management fees	$93	$77	$208	$171

Other income:
Late fees	$30	$15	$51	$32
Third party servicing fees	12	13	25	28
Gains on sales of mortgages and other loan fees	6	15	11	21
Other	21	17	40	28

Total other income	$69	$60	$127	$109

        The $16 million and $37 million increase in guarantor servicing and debt management fees in the three and six months ended June 30, 2004, respectively, versus the year-ago periods is due to the growth in the debt management business. The $9 million and $18 million increase in other income for the three and six months ended June 30, 2004, respectively, versus the year-ago periods is mainly attributed to an accrual for late fees in the second quarter of 2004, partially offset by lower gains on sales of mortgage loans.

OPERATING EXPENSES

        The following table summarizes the components of operating expenses for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Servicing and acquisition expenses	$128	$118	$254	$235
General and administrative expenses	71	65	147	120
Definite life intangible asset amortization	7	7	14	14

Total operating expenses	$206	$190	$415	$369

        The increase in operating expenses for the three and six months ended June 30, 2004 versus the year-ago periods is mainly attributable to the operating expenses of Academic Management Services Corp. ("AMS") acquired in the fourth quarter of 2003, increased servicing and debt management expenses consistent with the growth in borrowers and the growth in the debt management business. Student loan servicing expenses as a percentage of the average balance of student loans serviced was .14 percent and .16 percent for the three months ended June 30, 2004 and 2003, respectively, and .15 percent and .16 percent for the six months ended June 30, 2004 and 2003, respectively.

STUDENT LOAN ACQUISITIONS

        In the first half of 2004, 80 percent of our Managed student loan acquisitions were originated through our Preferred Channel. The following tables summarize the components of our student loan acquisition activity for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30, 2004
	FFELP	Private	Total
Preferred Channel	$3,666	$970	$4,636
Other commitment clients	107	—	107
Spot purchases	171	—	171
Consolidations from third parties	140	—	140
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	212	—	212
Capitalized interest and deferred origination fees	248	3	251

Total on-balance sheet student loan acquisitions	4,544	973	5,517
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(212)	—	(212)
Capitalized interest and other—off-balance sheet securitized trusts	130	39	169

Total Managed student loan acquisitions	$4,462	$1,012	$5,474

	Three months ended June 30, 2003
	FFELP	Private	Total
Preferred Channel	$3,034	$686	$3,720
Other commitment clients	117	—	117
Spot purchases	384	—	384
Consolidations from third parties	167	—	167
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	617	—	617
Capitalized interest and deferred origination fees	250	21	271

Total on-balance sheet student loan acquisitions	4,569	707	5,276
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(617)	—	(617)
Capitalized interest and other—off-balance sheet securitized trusts	145	3	148

Total Managed student loan acquisitions	$4,097	$710	$4,807

	Six months ended June 30, 2004
	FFELP	Private	Total
Preferred Channel	$7,487	$2,035	$9,522
Other commitment clients	179	—	179
Spot purchases	755	1	756
Consolidations from third parties	649	—	649
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	1,486	—	1,486
Capitalized interest and deferred origination fees	530	(19)	511

Total on-balance sheet student loan acquisitions	11,086	2,017	13,103
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(1,486)	—	(1,486)
Capitalized interest and other—off-balance sheet securitized trusts	284	67	351

Total Managed student loan acquisitions	$9,884	$2,084	$11,968

	Six months ended June 30, 2003
	FFELP	Private	Total
Preferred Channel	$6,349	$1,528	$7,877
Other commitment clients	173	—	173
Spot purchases	437	—	437
Consolidations from third parties	798	—	798
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	1,950	—	1,950
Capitalized interest and deferred origination fees	514	39	553

Total on-balance sheet student loan acquisitions	10,221	1,567	11,788
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(1,950)	—	(1,950)
Capitalized interest and other—off-balance sheet securitized trusts	304	13	317

Total Managed student loan acquisitions	$8,575	$1,580	$10,155

Preferred Channel Originations

        We originated $2.3 billion and $8.2 billion in student loan volume through our Preferred Channel in the three and six months ended June 30, 2004, respectively, versus $1.9 billion and $6.8 billion in the three and six months ended June 30, 2003. In both June 2004 and 2003, we delayed the processing of disbursement for Consolidated Loans to allow borrowers to take advantage of lower interest rates that took effect on July 1.

        In the second quarter of 2004, we grew the Sallie Mae brand Preferred Channel Originations by 35 percent versus the year-ago quarter. As of June 30, 2004, our own brands constituted 32 percent of our Preferred Channel Originations, up from 28 percent in the year-ago period. The pipeline of loans that we currently service and are committed to purchase was $5.1 billion and $4.4 billion at June 30, 2004 and 2003, respectively. The following tables further break down our Preferred Channel

Originations by type of loan and source. (See also "RECENT DEVELOPMENTS—Bank One Agreement" for a discussion related to our lender partners.)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Preferred Channel Originations—Type of Loan
Stafford	$1,527	$1,264	$5,259	$4,544
PLUS	175	134	1,000	797

Total FFELP	1,702	1,398	6,259	5,341
Private	611	464	1,898	1,417

Total	$2,313	$1,862	$8,157	$6,758

Preferred Channel Originations—Source
Sallie Mae brands	$724	$535	$2,570	$1,862
Lender partners	1,589	1,327	5,587	4,896

Total	$2,313	$1,862	$8,157	$6,758

        The following table summarizes the activity in our Managed portfolio of student loans for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Beginning balance	$92,149	$80,719	$88,789	$78,124
Acquisitions, including capitalized interest	5,474	4,807	11,968	10,155
Repayments, claims, other	(2,036)	(1,975)	(4,423)	(4,057)
Charge-offs to reserves and securitization trusts	(30)	(23)	(60)	(48)
Loans sales	(279)	—	(470)	—
Loans consolidated from SLM Corporation	(377)	(414)	(903)	(1,060)

Ending balance	$94,901	$83,114	$94,901	$83,114

FEDERAL AND STATE TAXES

        The Company is subject to federal and state income taxes, while the GSE is exempt from all state, local and District of Columbia income taxes. Our effective tax rate for the three and six months ended June 30, 2004 was 36 percent and 33 percent, respectively, versus 35 percent for both the three and six months ended June 30, 2003. The effective tax rate for the period ended June 30, 2004 reflects the permanent benefit of the exclusion of the gains on equity forward contracts under SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," adopted in the third quarter of 2003. As SFAS No. 150 was implemented in the third quarter of 2003, the effective tax rate for the three and six months ended June 30, 2003 does not include any impact from equity forward contracts.

EFFECTS OF SFAS NO. 133—DERIVATIVE ACCOUNTING

        SFAS No. 133 requires the Company to recognize changes in the fair value of derivative instruments currently in earnings unless specific hedge accounting criteria, as specified by SFAS No. 133, are met. We believe that our derivatives are effective economic hedges and they are a critical element of our interest rate risk management strategy. However, under SFAS No. 133, some of our derivatives, primarily Floor Income Contracts, Eurodollar futures contracts, certain basis swaps and equity forward contracts (discussed in detail below), do not qualify for "hedge treatment" under SFAS No. 133. Consequently, the stand-alone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item. The derivative market value adjustment is primarily caused by interest rate volatility and changing credit spreads during the period and the volume and term of derivatives not receiving hedge accounting treatment.

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

1)
Securitization: Under GAAP, certain securitization transactions are accounted for as sales of assets. Under "core cash," we present all securitization transactions as long-term non-recourse financings. The upfront "gains on sale from securitization" as well as ongoing "servicing and securitization revenue" presented in accordance with GAAP are excluded from "core cash" and replaced by the interest income, provision for loan losses, and interest expense as they are earned or incurred on the securitized loans.

The following table summarizes "core cash" securitization adjustments for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
"Core cash" securitization adjustments:
Net interest income on securitized loans, after provisions for losses	$251	$266	$513	$496
Gains on student loan securitizations	(198)	(314)	(312)	(620)
Servicing and securitization revenue	(124)	(200)	(261)	(389)

Total "core cash" securitization adjustments	$(71)	$(248)	$(60)	$(513)

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

The table below separates the effect of the unrealized derivative marks-to-market included in the derivative market value adjustment under SFAS No. 133 from the non-Floor Income realized derivative transactions for the three and six months ended June 30, 2004 and 2003, respectively, in accordance with the accounting principles employed in all years prior to the SFAS No. 133 implementation.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
SFAS No. 133 income statement items:
Derivative market value adjustment in other income	$(386)	$205	$(269)	$324
Less: Realized derivative transactions	181	175	397	409

Unrealized derivative market value adjustment	(567)	30	(666)	(85)
Other pre-SFAS No. 133 accounting adjustments	6	—	6	—

Total net impact of SFAS No. 133 derivative accounting	$(561)	$30	$(660)	$(85)

3)
Floor Income: The timing and amount (if any) of Floor Income earned is uncertain and in excess of expected spreads and, therefore, we exclude such income from "core cash" measures when it is not economically hedged from "core cash" measures.

We employ derivatives, primarily Floor Income Contracts and Eurodollar futures contracts, to economically hedge Floor Income. As discussed under "EFFECTS OF SFAS NO. 133—DERIVATIVE ACCOUNTING," these derivatives do not qualify as effective accounting hedges and therefore are marked-to-market through the derivative market value adjustment. For "core cash" measures, we reverse the fair value adjustments on the Floor Income Contracts and include the amortization of net premiums received (net of Eurodollar futures contracts' realized gains or losses) in income. Since we exclude Floor Income that is not economically hedged, we also exclude net settlements on derivative contracts, primary payments on Floor Income Contracts, and certain gains and losses on derivatives and financial instruments that were economically hedging Floor Income. The following table summarizes the Floor Income adjustments for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
"Core cash" Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$(18)	$(103)	$(52)	$(176)
Amortization of net premiums on Floor Income Contracts and futures in net interest income	42	36	87	74
Net losses related to closed Eurodollar futures contracts economically hedging Floor Income	—	3	50	4
Losses on sales of derivatives hedging Floor Income	—	20	—	91

Total "core cash" Floor Income adjustments	$24	$(44)	$85	$(7)

4)
Other items: We exclude certain transactions that are not considered part of our core business, including amortization of acquired intangibles, as well as gains and losses on certain sales of securities.

For the three and six months ended June 30, 2004 and 2003, the pre-tax effect of these non-GAAP performance measures was as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Non-GAAP performance measures:
Net impact of securitization accounting	$(71)	$(248)	$(60)	$(513)
Net impact of derivative accounting	(561)	30	(660)	(85)
Net impact of Floor Income	24	(44)	85	(7)
Amortization of acquired intangibles and other	11	6	18	21

Total non-GAAP performance measures	$(597)	$(256)	$(617)	$(584)

Student Loan Spread Analysis—Managed Basis

        The following table analyzes the earnings from our portfolio of Managed student loans on a "core cash" basis. This analysis includes both on-balance sheet and off-balance sheet loans in securitization trusts and derivatives economically hedging these line items (see "NET INTEREST INCOME—Reclassification of Realized Derivative Transactions—Non-GAAP Presentation") and excludes Floor Income while including the amortization of upfront payments on Floor Income Contracts.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Managed Basis student loan yield	4.31%	4.31%	4.23%	4.37%
Consolidation Loan Rebate Fees	(.39)	(.35)	(.40)	(.34)
Offset Fees	(.03)	(.04)	(.03)	(.04)
Borrower benefits	(.10)	(.12)	(.09)	(.11)
Premium and origination fee amortization	(.13)	(.11)	(.11)	(.14)

Managed Basis student loan net yield	3.66	3.69	3.60	3.74
Managed Basis student loan cost of funds	(1.75)	(1.76)	(1.69)	(1.81)

Managed Basis student loan spread	1.91%	1.93%	1.91%	1.93%

Average Balances
On-balance sheet student loans	$54,799	$44,173	$53,846	$44,166
Off-balance sheet student loans	39,318	37,811	38,552	36,527

Managed student loans	$94,117	$81,984	$92,398	$80,693

Discussion of Managed Student Loan Spread

        The decrease in the second quarter of 2004 Managed student loan spread versus the second quarter of 2003 is primarily due to higher spreads on our debt funding student loans and the increase in the average balance of Consolidation Loans as a percentage of the Managed portfolio. The increase in the spread to the index on our debt is due to the replacement of lower cost GSE funding with non-GSE funding in connection with the GSE Wind-Down. GSE debt generally has lower credit spreads than non-GSE funding sources and our non-GSE liabilities are significantly longer in duration than our GSE liabilities. Also, we use higher cost, longer-term debt to fund Consolidation Loans.

        Consolidation Loans have lower spreads than other FFELP loans due to the 105 basis point Consolidation Loan Rebate Fee. The negative effect of this fee is partially offset by the absence of the

30 basis point Offset Fee on GSE student loans, higher SAP yield and lower student loan premium amortization. As long as interest rates remain at historically low levels and absent a program change in the next HEA reauthorization, we expect Consolidation Loans to be actively marketed by the student loan industry and remain an attractive refinancing option for borrowers, resulting in Consolidation Loans representing an increasing percentage of our federally guaranteed student loan portfolio.

        The 2004 student loan spread was positively impacted by the increase in the average balance of Managed Private Credit Student Loans as a percentage of the average Managed student loan portfolio from 9 percent in the second quarter 2003 to 11 percent in the second quarter 2004. Private Credit Student Loans are subject to credit risk and therefore earn higher spreads which averaged 4.72 percent in the second quarter of 2004 for the Managed Private Credit Student Loan portfolio versus a spread of 1.57 percent for the Managed guaranteed student loan portfolio. The second quarter Managed Student Loan spread also benefited from higher amortization of upfront premiums received on Floor Income Contracts.

Allowance for Private Credit Student Loan Losses—Managed Basis

        An analysis of our allowance for loan losses for Managed Private Credit Student Loans for the three and six months ended June 30, 2004 and 2003 is presented in the following table.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Managed Private Credit Student Loan allowance balance at beginning of period	$272	$218	$259	$194
Provision for Managed Private Credit Student Loan losses	38	27	75	59
Other	—	—	—	7
Charge-offs:
Managed Private Credit Student Loan charge-offs	(26)	(19)	(52)	(36)
Managed Private Credit Student Loan recoveries	4	2	6	4

Total charge-offs, net of recoveries	(22)	(17)	(46)	(32)

Managed Private Credit Student Loan allowance balance at end of period	$288	$228	$288	$228

Net Managed Private Credit Student Loan charge-offs as a percentage of average Managed Private Credit Student Loans	.93%	.95%	.98%	.95%
Net Managed Private Credit Student Loan charge-offs as a percentage of average Managed Private Credit Student Loans in repayment	1.99%	1.88%	2.04%	1.82%
Managed Private Credit Student Loan allowance as a percentage of average Managed Private Credit Student Loans	2.90%	3.27%	3.02%	3.43%
Managed Private Credit Student Loan allowance as a percentage of the ending balance of Managed Private Credit Student Loans	2.83%	3.15%	2.83%	3.15%
Managed Private Credit Student Loan allowance as a percentage of the ending balance of Managed Private Credit Student Loans in repayment	6.00%	6.29%	6.00%	6.29%
Managed Private Credit Student Loan net interest coverage	5.10	5.29	4.31	5.21
Managed Private Credit Student Loan net charge-off reserve coverage	3.14	3.44	3.09	3.62
Average balance of Managed Private Credit Student Loans	$9,909	$6,982	$9,526	$6,654
Ending balance of Managed Private Credit Student Loans	$10,174	$7,249	$10,174	$7,249
Average balance of Managed Private Credit Student Loans in repayment	$4,607	$3,519	$4,560	$3,464
Ending balance of Managed Private Credit Student Loans in repayment	$4,792	$3,629	$4,792	$3,629

        The increase in the provision for Managed Private Credit Student Loans for the second quarter of 2004 versus the year-ago quarter is primarily attributed to the revision of our default assumptions in the fourth quarter of 2003 and growth in the portfolio.

Delinquencies—Managed Basis

        The table below presents our Private Credit Student Loan delinquency trends as of June 30, 2004 and 2003 on a Managed Basis. Delinquencies have the potential to adversely impact earnings through increased servicing and collection costs and if the delinquent accounts charge off.

        Loans in forbearance status increased from 10 percent of loans in repayment and forbearance status at June 30, 2003 to 11 percent of loans in repayment and forbearance status at June 30, 2004. The increase over the year-ago period is associated with several small Private Credit Student Loan programs. The forbearance ratios at June 30, 2004 for all of the primary programs (Signature, LAW, MBA, etc.) are the same or lower than the year-ago period.

	June 30,
	2004		2003
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,802		$3,202
Loans in forbearance(2)	580		418
Loans in repayment and percentage of each status:
Loans current	4,441	93%	3,356	92%
Loans delinquent 30-59 days(3)	147	3	110	3
Loans delinquent 60-89 days	83	1	62	2
Loans delinquent 90 days or greater	121	3	101	3

Total Managed Private Credit Student Loans in repayment	4,792	100%	3,629	100%

Total Managed Private Credit Student Loans	10,174		7,249
Managed Private Credit Student Loan allowance for losses	(288)		(228)

Managed Private Credit Student Loans, net	$9,886		$7,021

Percentage of Managed Private Credit Student Loans in repayment	47%		50%

Delinquencies as a percentage of Managed Private Credit Student Loans in repayment	7%		8%

(1)
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)
Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing procedures and policies. Additionally, the forbearance balance at June 30, 2004 included $5 million of career training loans in "closed school" status.

(3)
The delinquency period is based on the number of days scheduled payments are contractually past due.

LIQUIDITY AND CAPITAL RESOURCES

        We depend on the debt capital markets to support our business plan and we have developed deep and diverse funding sources to ensure continued access to the capital markets as we complete our transition from GSE funding to SLM Corporation non-GSE funding. Our biggest funding challenge going forward is to maintain cost effective liquidity to fund the growth in the Managed portfolio of student loans as well as refinancing previously securitized loans when consolidated back on-balance sheet. At the same time we must maintain earnings spreads and control interest rate risk to preserve earnings growth. The main source of non-GSE funding is student loan securitizations. In the first half of 2004, we securitized $22.7 billion in student loans in nine transactions versus $13.1 billion in eight transactions in the first half of 2003. Securitizations now comprise approximately 67 percent of total Managed debt at June 30, 2004. We expect approximately 75 percent of our student loan funding to come through securitizations by 2006. Our securitizations backed by FFELP loans are unique securities in the asset-backed class as they are backed by student loans with an explicit guarantee on 98 percent of principal and interest. This guarantee is subject to service compliance but is not related to the Company's GSE subsidiary. As evidenced by the 2004 volume, we have built a highly liquid and deep market for student loan securitizations by broadening our investor base worldwide. At June 30, 2004, we financed 98 percent of our Managed student loans from non-GSE sources versus 64 percent at June 30, 2003. In addition to securitizations, in the first half of 2004 we also significantly increased and diversified other non-GSE financing through the issuance of $9.9 billion in SLM Corporation, term, unsecured non-GSE debt. In total, at June 30, 2004, non-GSE on-balance sheet debt, exclusive of on-balance sheet securitizations, totaled $30.7 billion, a 115 percent increase over June 30, 2003.

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

        The following tables present the ending balances at June 30, 2004 and 2003 and average balances and average interest rates of our Managed borrowings for the three and six months ended June 30, 2004 and 2003. The average interest rates include derivatives that are economically hedging the underlying debt, but do not qualify for hedge accounting treatment under SFAS No. 133. (See "NET

INTEREST INCOME—Reclassification of Realized Derivative Transactions—Non-GAAP Presentation.")

	As of June 30,
	2004		2003
	Ending Balance		Ending Balance
	Short Term	Long Term	Short Term	Long Term
GSE	$6,305	$1,497	$23,687	$9,879
Non-GSE	1,756	28,963	655	13,625
Securitizations (on-balance sheet)	—	31,848	—	4,228
Securitizations (off-balance sheet)	—	44,635	—	41,222

Total	$8,061	$106,943	$24,342	$68,954

	Three months ended June 30,				Six months ended June 30,
	2004		2003		2003		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
GSE	$15,308	2.15%	$36,752	1.87%	$18,132	2.08%	$38,402	1.88%
Non-GSE	27,534	1.88	11,110	2.17	25,233	1.82	9,410	2.35
Securitizations (on-balance sheet)	26,684	1.42	3,908	1.48	22,897	1.43	2,647	1.49
Securitizations (off-balance sheet)	40,593	1.79	38,822	1.85	39,996	1.71	37,666	1.91

Total	$110,119	1.77%	$90,592	1.88%	$106,258	1.74%	$88,125	1.93%

        SLM Corporation's stand-alone liquidity is derived from our asset-backed commercial paper program, the issuance of unsecured commercial paper, $3 billion in committed bank lines of credit, and short-term investment portfolio, due mainly to broad market acceptance of our principal asset of government guaranteed student loans.

        During the second quarter of 2004, we launched our first asset-backed commercial paper conduit. This is a major new source of short-term liquidity for the Company, as we can borrow up to $5 billion under this structure.

GSE Financing Activities

        As of June 30, 2004, we have substantially completed the Wind-Down of the GSE. The GSE will no longer finance the purchase of student loans and will have minimal debt issuances through the completion of the Wind-Down, now scheduled no later than the first quarter of 2005. In August 2004, the Company repurchased approximately $1.7 billion of GSE debt through a tender offer and recorded a loss of $103 million. Any GSE debt securities not tendered must be defeased under the terms of the Privatization Act in an irrevocable defeasance trust that is collateralized by cash, U.S. Treasury securities and agency securities that are backed by the full faith and credit of the U.S. government. Based on interest rates of August 6, 2004, management estimates additional losses to defease the debt securities that were not tendered to be between $108 million and $118 million. Management expects to defease any GSE debt that is remaining outstanding after the tender offer no later than the first quarter of 2005. (See also "STUDENT LOAN MARKETING ASSOCIATION—Privatization Act—GSE Wind-Down.")

Non-GSE Unsecured On-Balance Sheet Financing Activities

        The following table presents the senior unsecured credit ratings on our non-GSE debt from major rating agencies.

	S&P	Moody's	Fitch
Short-term unsecured debt	A-1	P-1	F-1+
Long-term unsecured debt	A	A2	A+

        The table below presents our non-GSE unsecured on-balance sheet funding by funding source for the three and six months ended June 30, 2004 and 2003.

	Debt issued for the three months ended June 30,		Debt issued for the six months ended June 30,		Outstanding at June 30,
	2004	2003	2004	2003	2004	2003
Commercial paper	$272	$791	$272	$8,285	$272	$—
Convertible debentures	—	1,980	—	1,980	1,985	1,981
Retail medium-term notes (EdNotes)	112	149	284	227	640	227
Foreign currency denominated(1)	1,847	579	3,823	579	4,422	579
Extendible notes	—	999	249	999	1,998	999
Global notes	2,377	2,404	5,311	4,649	16,863	6,352
Medium-term notes	—	—	—	—	3,484	4,141

Total	$4,608	$6,902	$9,939	$16,719	$29,664	$14,279

(1)
All foreign currency denominated notes are swapped back to U.S. dollars.

Securitization Activities

Securitization Program

        Our FFELP Stafford, Private Credit Student Loan and certain Consolidation Loan securitizations are structured such that they meet the sale criteria of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of SFAS No. 125," by using a two-step transaction with a qualifying special purpose entity ("QSPE") that legally isolates the transferred assets from the Company, even in the event of bankruptcy, and are accounted for off-balance sheet as a sale. The holders of the beneficial interests issued by the QSPE are not constrained from pledging or exchanging their interests and we do not maintain effective control over the transferred assets. In all of our off-balance sheet securitizations, we retain the right to receive the cash flows from the securitized student loans in excess of cash flows required to pay interest and principal on the bonds issued by the trust and servicing and administration fees.

        Prior to 2003, all of our securitization structures were off-balance sheet transactions. In certain 2003 and 2004 Consolidation Loan securitization structures, we hold rights that can affect the remarketing of the bonds, which are not significantly limited in nature, and as a result, these securitizations did not qualify as QSPEs. Accordingly, they are accounted for on-balance sheet as variable interest entities ("VIEs") with the securitized federally insured student loans reflected in the balance sheet as "federally insured student loans in trust." These securitization structures were developed to broaden and diversify the investor base for Consolidation Loan securitizations by allowing us to issue bonds with non-amortizing, fixed rate and foreign currency denominated tranches.

        The following table summarizes the Company's securitization activity for the three and six months ended June 30, 2004 and 2003. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three months ended June 30,
	2004				2003
	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %
Sales:
FFELP Stafford/PLUS loans	2	$5,502	$71	1.3%	1	$1,005	$13	1.3%
Consolidation Loans	—	—	—	—	1	2,251	216	9.6
Private Credit Student Loans	1	1,282	127	9.9	1	1,248	85	6.8

Total securitizations—sales	3	6,784	$198	2.9%	3	4,504	$314	7.0%

Financings:
Asset-backed commercial paper(1)	1	4,186			—	—
Consolidation Loans(2)	1	2,446			1	2,256

Total securitizations—financings	2	6,632			1	2,256

Total securitizations	5	$13,416			4	$6,760

	Six months ended June 30,
	2004				2003
	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %
Sales:
FFELP Stafford/PLUS loans	2	$5,502	$71	1.3%	2	$2,261	$33	1.5%
Consolidation Loans	—	—	—	—	2	4,256	434	10.2
Private Credit Student Loans	2	2,534	241	9.5	2	2,253	153	6.8

Total securitizations—sales	4	8,036	$312	3.9%	6	8,770	$620	7.1%

Financings:
Asset-backed commercial paper(1)	1	4,186			—	—
Consolidation Loans(2)	4	10,469			2	4,312

Total securitizations—financings	5	14,655			2	4,312

Total securitizations	9	$22,691			8	$13,082

(1)
In the second quarter of 2004, the Company closed its first asset-backed commercial paper conduit. The conduit is a multi-seller conduit that allows the Company to borrow up to $5 billion. The conduit is a revolving 364-day facility with annual extensions. The Company may purchase loans out of this trust at its discretion and as a result, the trust is not a QSPE and the securitization was accounted for on-balance sheet as a VIE).

(2)
In certain Consolidation Loan securitization structures, the Company holds rights that can affect the remarketing of the bonds; and as a result, these securitizations did not qualify as QSPEs. Accordingly, they are accounted for on-balance sheet as VIEs with the securitized federally insured student loans reflected in the balance sheet as "federally insured student loans in trust."

        The increase in the Private Credit Student Loans securitization gain percentage in 2004 is due to the underlying student loans having higher spreads and the related bonds having a lower funding cost due primarily to the maturing of the Private Credit Student Loan marketplace which has resulted in greater acceptance by investors and lower spreads on the debt issued.

        At June 30, 2004 and December 31, 2003, securitized student loans outstanding totaled $74.4 billion and $55.1 billion, respectively. In 2004, we expect to issue between $25.0 billion and

$27.5 billion of term asset-backed securities with our asset-backed commercial paper program adding another $5 billion.

Liquidity Risk

        Except for minor short-term debt issuances by the GSE in connection with the Wind-Down, all of our future financing activity will come from non-GSE sources, and as a result, our long-term funding, credit spreads and liquidity exposure to the capital markets have shifted from the government agency capital markets to the corporate and asset-backed capital markets. A major disruption in the fixed income capital markets that limits our ability to raise funds or significantly increases the cost of those funds could have a material impact on our ability to acquire student loans or on our results of operations. Going forward, securitizations will continue to be the primary source of long-term financing. Except for our asset-backed commercial paper conduit, our securitizations are structured such that we do not provide any level of financial, credit or liquidity support to any of the trusts. Our exposure is limited to the recovery of the Retained Interest asset on the balance sheet related to our off-balance sheet deals. Our FFELP Stafford Retained Interests are subject to prepayment risk primarily from consolidating loans that could materially impair their value. Our FFELP securitizations have minimal credit and interest rate risk and as a result, outside of the prepayment risk, we believe that, even in times of great stress in the capital markets, the likelihood is remote that any of these off-balance sheet arrangements could be impaired to the point at which they could result in a material adverse impact on the Company.

Retained Interest on Securitized Loans

        The Residual Interest plus any reserve or cash accounts constitute the Retained Interest asset on-balance sheet. The Retained Interests are recorded at fair value at the time of sale and each subsequent quarter using a discounted cash flow methodology. At June 30, 2004 and December 31, 2003, the fair value of the Retained Interest was $2.3 billion and $2.5 billion, respectively. The average balance of the Retained Interest for the three months ended June 30, 2004 and 2003 was $2.5 billion and $2.7 billion, respectively, and for the six months ended June 30, 2004 and 2003 was $2.5 billion and $2.4 billion, respectively. The deferred tax liability associated with these assets was $254 million and $275 million at June 30, 2004 and December 31, 2003, respectively.

Embedded Fixed Rate Floor Income

        Included in the gain on student loan securitizations of Consolidation Loans is an estimate of the Embedded Fixed Rate Floor Income from the loans securitized. Depending on interest rate levels, the ongoing re-evaluation of this estimate of Embedded Fixed Rate Floor Income can cause volatility in the fair value of the Retained Interest asset. The fair value of the Embedded Fixed Rate Floor Income included in the Retained Interest asset as of June 30, 2004 and December 31, 2003 was $442 million and $727 million, respectively.

Servicing and Securitization Revenue

        The following table summarizes the components of servicing and securitization revenue for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Servicing revenue	$78	$77	$154	$152
Securitization revenue, exclusive of Embedded Floor Income	23	54	53	104

Servicing and securitization revenue, before Embedded Floor Income	101	131	207	256

Embedded Floor Income	66	109	144	194
Less: Floor Income previously recognized in gain calculation	(43)	(40)	(90)	(61)

Net Embedded Floor Income	23	69	54	133

Total servicing and securitization revenue	$124	$200	$261	$389

Average off-balance sheet student loans	$39,318	$37,811	$38,552	$36,527

Average balance of Retained Interest	$2,468	$2,695	$2,455	$2,446

Servicing and securitization revenue as a percentage of the average balance of off-balance sheet student loans (annualized)	1.27%	2.12%	1.36%	2.15%

        Fluctuations in servicing and securitization revenue are generally driven by the amount of and the difference in the timing of Floor Income recognition on off-balance sheet student loans, as well as the impact of Consolidation Loan activity on FFELP Stafford student loan securitizations. Consolidation of FFELP Stafford loans are prepayments in FFELP Stafford trusts and higher than forecasted levels of consolidation activity can result in an impairment of the Residual Interest asset and negatively impact yields used to recognize subsequent income. We recorded $50 million and $7 million of impairment related to the Retained Interests for the six months ended June 30, 2004 and 2003, respectively. These impairment charges are recorded as a loss and are included as a reduction in securitization revenue. The impairment charge for 2004 is primarily the result of (a) FFELP Stafford loans continuing to consolidate at levels faster than projected, resulting in $17 million of impairment and (b) rising interest rates which decreased the value of the Floor Income component of our Retained Interest resulting in $33 million of impairment. Impairment for 2003 was due to FFELP Stafford loans prepaying faster than projected. We receive annual servicing fees of 90 basis points, 50 basis points and 70 basis points of the outstanding securitized loan balance related to our Stafford, Consolidation Loan and Private Credit Student Loan securitizations, respectively.

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

        In the table below, the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at June 30, 2004 and is not necessarily reflective of positions that existed throughout the period.

	Interest Rate Sensitivity Period
	3 months or less	3 months to 6 months	6 months to 1 year	1 to 2 years	2 to 5 years	Over 5 years
Assets
Student loans	$49,524	$439	$313	$745	$556	$—
Academic facilities financings and other loans	294	46	81	33	28	446
Cash and investments	15,214	21	89	124	1,114	596
Other assets	1,256	91	182	271	648	3,856

Total assets	66,288	597	665	1,173	2,346	4,898

Liabilities and Stockholders' Equity
Short-term borrowings	5,128	1,581	1,354	—	—	—
Long-term notes	39,425	—	332	2,065	7,147	13,068
Other liabilities	1,105	—	—	—	—	1,841
Stockholders' equity	—	—	—	—	—	2,921

Total liabilities and stockholders' equity	45,658	1,581	1,686	2,065	7,147	17,830

Period gap before adjustments	20,630	(984)	(1,021)	(892)	(4,801)	(12,932)
Adjustments for Derivatives and Other Financial Instruments
Interest rate derivatives	(18,044)	(475)	394	493	5,216	12,416

Total derivatives and other financial instruments	(18,044)	(475)	394	493	5,216	12,416

Period gap	$2,586	$(1,459)	$(627)	$(399)	$415	$(516)

Cumulative gap	$2,586	$1,127	$500	$101	$516	$—

Ratio of interest-sensitive assets to interest-sensitive liabilities	146.0%	32.0%	28.6%	43.7%	23.8%	8.0%

Ratio of cumulative gap to total assets	3.4%	1.5%	.7%	.1%	.7%	—%

Weighted Average Life

        The following table reflects the weighted average life for our Managed earning assets and liabilities at June 30, 2004.

(Averages in years)	On-Balance Sheet	Off-Balance Sheet	Managed
Earning assets
Student loans	8.8	4.5	8.3
Academic facilities financings and other loans	7.6	—	7.6
Cash and investments	.6	—	.6

Total earning assets	6.8	4.5	7.1

Borrowings
Short-term borrowings	.3	—	.3
Long-term borrowings	6.9	4.5	5.9

Total borrowings	6.1	4.5	5.5

        In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to .6 years. Long-term debt issuances likely to be called have been categorized according to their call dates rather than their maturity dates. Long-term debt issuances which are putable by the investor are categorized according to their put dates rather than their maturity dates.

COMMON STOCK

        The following table summarizes our common share repurchase and equity forward activity for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
(Common shares in millions)
	2004	2003	2004	2003
Common shares repurchased:
Open market	.6	1.6	.5	5.0
Equity forwards	5.5	10.5	13.4	15.1
Benefit plans	.1	.7	.9	1.7

Total shares repurchased	6.2	12.8	14.8	21.8

Average purchase price per share	$38.08	$30.53	$34.12	$30.26

Common shares issued	2.3	8.7	6.1	14.5

Equity forward contracts:
Outstanding at beginning of period	39.8	31.2	43.5	28.7
New contracts	12.9	12.4	17.1	19.5
Exercises	(5.5)	(10.5)	(13.4)	(15.1)

Outstanding at end of period	47.2	33.1	47.2	33.1

Board of Director authority remaining at end of period	20.7	25.7	20.7	25.7

        As of June 30, 2004, the expiration dates and purchase prices for outstanding equity forward contracts were as follows:

Year of maturity	Outstanding contracts	Range of purchase prices	Average purchase price
	(in millions)
2006	18.0	$33.82 – $41.88	$37.47
2007	13.4	37.70 – 41.09	38.69
2008	8.7	38.35 – 40.56	39.28
2009	7.1	37.89 – 38.58	38.18

	47.2		$38.26

        At June 30, 2004, the total common shares that could potentially be acquired over the next five years under outstanding equity forward contracts was 47.2 million shares at an average price of $38.26 per share. We have remaining authority to enter into additional share repurchases and equity forward contracts for 20.7 million shares.

        In July 2003, the Board of Directors voted to retire 170 million shares of common stock held in treasury, effective in September 2003. Based on an average price of $18.04 per share, this retirement decreased the balance in treasury stock by $3.1 billion, with corresponding decreases of $34 million in common stock and $3.1 billion in retained earnings.

STUDENT LOAN MARKETING ASSOCIATION

Privatization Act—GSE Wind-Down

        Under the Privatization Act, the GSE must wind down its operations and dissolve on or before September 30, 2008. As of June 2004, the Company had substantially completed the Wind-Down of the GSE and announced that it is planning to dissolve the GSE no later than the first quarter of 2005. The Company had previously announced a target Wind-Down date of June 30, 2006.

        The Privatization Act generally provides that the GSE's non-GSE affiliates cannot purchase FFELP loans as long as the GSE is acquiring such loans. On June 30, 2004, the Company purchased FFELP student loans through non-GSE affiliates and as a result the GSE was required by statute to terminate all such activity. Going forward, the GSE will no longer be a source of liquidity for the Company's purchase of student loans and the Company's GSE-related financing activities will primarily consist of refinancing the remainder of its assets through non-GSE sources, and repurchasing long-term GSE debt. All GSE debt that remains outstanding upon completion of these Wind-Down activities will be defeased through creation of a fully collateralized trust, consisting of cash or financial instruments backed by the full faith and credit of the U.S. government with cash flows that provide for the interest and principal obligations of the defeased debt. In August of the 2004, the Company repurchased approximately $1.7 billion of GSE debt through a tender offer and recorded a loss of $103 million. Based on current interest rates on August 6, 2004 the Company estimates that additional losses related to future debt repurchases and the eventual defeasance of the debt will be between $108 million and $118 million.

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

        The Privatization Act requires that the GSE maintain a minimum statutory capital adequacy ratio (the ratio of the GSE's stockholders' equity to total assets plus 50 percent of the credit equivalent amount of certain off-balance sheet items) of at least 2.25 percent or be subject to certain "safety and soundness" requirements designed to restore compliance. While the GSE may not finance or guarantee the activities of its non-GSE affiliates, it may, subject to its minimum capital requirements, dividend retained earnings and surplus capital to SLM Corporation, which in turn may contribute such amounts to its non-GSE subsidiaries. At June 30, 2004, the GSE's statutory capital adequacy ratio was 16.03 percent.

        The GSE has also received guidance from the U.S. Department of the Treasury's Office of Sallie Mae Oversight ("OSMO") regarding safety and soundness considerations affecting its Wind-Down. As a result, in connection with any dividend declarations, the GSE will supplement the statutory minimum capital ratio requirement with a risk-based capital measurement formula. At June 30, 2004, the GSE's capital ratio under this measurement formula was 63.60 percent, which was above OSMO's minimum recommended level of 4.00 percent. Management does not expect the capital levels of our consolidated balance sheet to change as a result of this supplemental formula.

        The Privatization Act imposes certain restrictions on intercompany relations between the GSE and its affiliates during the Wind-Down Period. The GSE may, however, continue to issue new debt obligations maturing on or before September 30, 2008 although, because of the accelerated Wind-Down described above, we are limiting the maturity on any new GSE debt to six months. The GSE has not issued any long-term debt since July 2003 and in June 2004, we announced that the GSE will no longer issue short-term floating rate notes, but will continue to issue other short-term debt as necessary, until all current GSE assets are refinanced. The legislation further provides that the legal status and attributes of the GSE's debt obligations, including the exemptions from Securities and Exchange Commission registration and state taxes, will be fully preserved until their respective maturities. Such debt obligations will remain GSE debt obligations, whether such obligations were outstanding at the time of, or issued subsequent to, the reorganization of the GSE into the current holding company structure.

        In connection with the Wind-Down of the GSE, we have securitized, sold, and transferred the majority of the GSE's assets such that at June 30, 2004, the GSE had $10.8 billion in assets remaining of which $2.2 billion were student loans. This represents 9 percent of total Managed assets and 2 percent of Managed student loans. At June 30, 2004, the GSE's non-student loan assets primarily consisted of cash and cash equivalents and investments. For loans securitized by the GSE, the GSE retains an interest in the loans, which is recognized on the balance sheet as "Retained Interest in securitized receivables." In connection with the GSE Wind-Down, the GSE sold all of its Retained Interests to a non-GSE subsidiary of the Company.

        Given the GSE's current exemption from state income taxes, management is continually evaluating the impact upon the Company's overall state tax position resulting from planned sales and transfers of GSE assets. It is currently projected that for 2005, the Company's state tax rate will increase by 0.5 percent to 1 percent above current levels as a result of the GSE asset transfers.

        The following table summarizes the GSE's asset sales and transfers for the three and six months ended June 30, 2004 and 2003 (carrying value includes accrued interest).

	Three months ended June 30,
	2004			2003
	Sale Amount	Carrying Amount	Gain Amount	Sale Amount	Carrying Amount	Gain Amount
FFELP/Consolidation Student Loan securitizations	$2,577	$2,545	$32	$3,551	$3,323	$228
Sale of on-balance sheet VIEs, net(1)	436	80	356	336	76	260
Student loan sales(2)	4,831	4,702	129	2,701	2,603	98
Sale of basis swaps and floor contracts(4)	(147)	(147)	—	—	—	—
Sale of Retained Interests in securitized receivables(5)	65	63	2	—	—	—
Loans consolidated with SLM Corp entities	57	57	—	—	—	—
Sale of assets and liabilities to SLM Corp entities, net	168	142	26	—	—	—
Sale of GSE subsidiaries to SLM Corp entities(6)	4,619	4,367	252	—	—	—
	Six months ended June 30,
	2004			2003
	Sale Amount	Carrying Amount	Gain Amount	Sale Amount	Carrying Amount	Gain Amount
FFELP/Consolidation Student Loan securitizations	$2,577	$2,545	$32	$7,118	$6,653	$465
Sale of on-balance sheet VIEs, net(1)	963	127	836	669	165	504
Student loan sales(2)	6,173	6,023	150	3,495	3,363	132
Non-cash dividend of FFELP Stafford/PLUS student loans(3)	960	944	16	—	—	—
Non-cash dividend of insurance and benefit plan related investments	—	—	—	346	346	—
Sale of basis swaps and floor contracts(4)	(147)	(147)	—	—	—	—
Sale of Retained Interests in securitized receivables(5)	65	63	2	—	—	—
Loans consolidated with SLM Corp entities	418	418	—	—	—	—
Sale of assets and liabilities to SLM Corp entities, net	168	142	26	—	—	—
Sale of GSE subsidiaries to SLM Corp entities(6)	4,619	4,367	252	—	—	—

(1)
These VIEs consist of securitized Consolidation Loans totaling $2.4 billion and $2.3 billion for the three months ended June 30, 2004 and 2003, respectively, and $10.5 billion and $4.3 billion for the six months ended June 30, 2004 and 2003, respectively, and the sales are recorded net of debt issued. Included in the $10.5 billion of loans sold in 2004 were $2.2 billion of Consolidation Loans acquired by the GSE from SLM Education Loan Corporation, a non-GSE subsidiary of the Company.

(2)
The student loans were sold by the GSE to a subsidiary of SLM Corporation at fair market value.

(3)
This dividend was recorded at fair market value.

(4)
The GSE sold basis swaps and Floor Income Contracts to SLM Corporation at fair market value.

(5)
The GSE sold its Retained Interests in securitized receivables to SLM Corporation at fair market value.

(6)
The GSE sold its subsidiaries to SLM Corporation, in connection with the GSE Wind-Down. This consisted primarily of $5.1 billion in student loans and $1.2 billion in short-term and long-term debt.

        All intercompany transactions between the GSE and the Company and its non-GSE subsidiaries have been eliminated in the Company's consolidated financial statements.

        The following table shows the percentage of certain assets and income held by the GSE versus non-GSE as of and for the six months ended June 30, 2004.

	Six months ended June 30, 2004
	GSE	Non-GSE
Ending balance of on-balance sheet Private Credit Student Loans, net	—%	100%
Ending balance of on-balance sheet student loans, net	4%	96%
Ending balance of Managed student loans financed, net(1)	2%	98%
Ending balance of on-balance sheet assets	14%	86%
Ending balance of Managed assets	9%	91%
Average balance of on-balance sheet interest earning assets	31%	69%
Interest income	31%	69%
Fee income	2%	98%

(1)
Includes securitized trusts.

Average Balance Sheets—GSE

        The following table reflects the GSE's rates earned on interest earning assets and paid on interest bearing liabilities for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30,				Six months ended June 30,
	2004		2003		2004		2003
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Federally insured student loans	$13,490	3.86%	$33,092	4.83%	$15,789	3.77%	$34,170	4.94%
Private Credit Student Loans	319	7.21	2,109	5.88	792	5.16	2,506	5.54
Academic facilities financings and other loans	537	6.65	794	4.90	612	6.35	824	6.26
Cash and investments	2,723	3.85	3,651	3.32	2,871	3.61	3,713	3.23

Total interest earning assets	17,069	4.00%	39,646	4.78%	20,064	3.88%	41,213	4.85%

Retained Interest in securitized receivables	—		2,484		—		2,286
Other non-interest earning assets	1,253		1,263		1,258		1,359

Total assets	$18,322		$43,393		$21,322		$44,858

Average Liabilities and Stockholders' Equity
Six month floating rate notes	$2,250	1.19%	$2,985	1.18%	$2,435	1.11%	$2,937	1.23%
Other short-term borrowings	10,329	1.74	21,310	1.68	12,394	1.87	21,717	1.57
Long-term notes	2,797	5.08	14,879	2.48	3,371	4.47	16,036	2.66

Total interest bearing liabilities	15,376	2.27%	39,174	1.94%	18,200	2.25%	40,690	1.97%

Non-interest bearing liabilities	1,596		1,556		1,560		1,645
Stockholders' equity	1,350		2,663		1,562		2,523

Total liabilities and stockholders' equity	$18,322		$43,393		$21,322		$44,858

Net interest margin		1.96%		2.86%		1.84%		2.90%

Securitized student loans	$—		$36,168		$—		$35,273

RECENT DEVELOPMENTS

Bank One Agreement

        On July 30, 2004, following the merger of JPMorgan Chase and Bank One, the Company and Bank One entered into a comprehensive agreement under which, among other things:

  •
  we agreed to the termination of our marketing services agreement with Bank One, effectively allowing Bank One to "in-source" the marketing of its own education loans;

  •
  Bank One pays a $14 million termination fee to the Company;

  •
  our ExportSS agreement, through which we purchase certain Bank One-branded FFELP student loans and certain Private Credit Student Loans is extended from March 2005 through August 2008;

  •
  for a $9 million fee, Bank One terminated a separate loan purchase agreement that was entered into with USA Group prior to our July 2000 acquisition of that entity. Following the termination, (1) we retain the right to purchase FFELP loans originated under this agreement for the 2004-2005 academic year and all serial loans and (2) all loans that we originate and service on the our servicing platforms on behalf of Bank One will be committed for sale under the ExportSS agreement after the 2004-2005 academic year.

        Under the marketing agreement, in 2003 we recognized marketing expenses of approximately $15 million. At the same time, we had approximately $37 million in marketing fees, of which approximately $22 million was recognized in other income and $15 million was capitalized as a reduction in loan purchase premium. We believe we can offset this lost income as well as an expected gradual reduction in loan purchase volume from Bank One with increased Private Credit and FFELP loan originations through our more profitable internal brands.

        Our separate joint venture with JPMorgan Chase remains in place. Under its terms, we will offer JPMorgan Chase new loan purchase and servicing terms for a five-year period beginning September, 2007. If the Company and JPMorgan Chase are unable to mutually agree upon such terms by May 31, 2005, then either party may trigger a "Dutch auction" process. Under that process, the electing party offers to purchase the other party's 50 percent interest or sell its 50 percent interest in the joint venture at a specified price. The non-electing party then has the right to either sell its interest in the joint venture or purchase the electing party's interest, in either case at the originally offered price. If we are the successful purchaser in a Dutch auction, then for a two-year period following the closing:

  •
  JPMorgan Chase may not compete with the Company in the marketing, purchasing, servicing or ownership of education loans (except with respect to the continuation of business activities under the Bank One name or the name of any other entity with which JPMorgan Chase affiliates),

  •
  we may use certain Chase trademarks for a nominal annual fee, and

  •
  we acquire all rights to make additional FFELP student loans (serial loans) to customers of the joint venture.

        If JPMorgan Chase is the successful purchaser in a Dutch auction, then for a two-year period following the closing:

  •
  it may use certain Sallie Mae trademarks for a nominal annual fee (but the Company would not be constrained by any non-compete restriction), and

  •
  we would be required to act as origination and servicing agent for JPMorgan Chase at market rates.

Acquisition of Southwest Student Services Corporation

        On August 5, 2004, the Company announced that it reached agreement with the Helios Education Foundation to purchase the outstanding stock of its student loan subsidiary, Southwest Student Services Corporation ("Southwest"). The transaction includes Southwest's student loan portfolio, which as of the date of the announcement was approximately $4.5 billion, its Phoenix-based loan origination and servicing center and its sales and marketing operations.

        Southwest, which was founded in 1982, provides for the origination, funding, acquisition and servicing of education loans. It is among the top 30 originators of federal student loans, issuing approximately $300 million in Stafford and PLUS loans and $1.5 billion in Consolidation Loans annually, and it is the nation's ninth largest holder of federal student loans. Southwest provides student loans and related services nationally with a primary focus on colleges and universities in Arizona and Florida. Southwest employs nearly 300 individuals.

OTHER RELATED EVENTS AND INFORMATION

        Congress reauthorizes the Higher Education Act ("HEA") every five years. The HEA was originally scheduled to expire on September 30, 2003, but by its terms was automatically extended to September 30, 2004. We now expect that Congress will actively debate provisions of the HEA that govern the FFELP and the FDLP during 2004 and final action on the next reauthorization may not occur until 2005 (following another short extension of the current Act).

        As with past HEA reauthorizations, there are many legislative proposals being advanced by schools, industry participants and other interested stakeholders. Sallie Mae has joined the "Coalition for Better Student Loans," a group of organizations representing colleges, universities, financial aid administrators, parents and other loan providers that has advanced a series of proposals designed to strengthen federal student loan programs, including:

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

        The President's budget also contains proposals to increase first-year loan limits, expand extended repayment options for FFELP borrowers, mandate a one percent guaranty fee for borrowers, and phase out higher special allowance payments associated with certain tax-exempt student loan bonds. Other proposals have already been announced by Presidential hopefuls or introduced by Members of Congress, including proposals to provide financial incentives to schools to join the FDLP, repeal the "single holder rule," permit borrowers who already completed their higher education studies to refinance or reconsolidate previously consolidated loans, require lenders to win student loan contracts by bidding at an auction and eliminate floor income on variable rate student loans. Under the single holder rule, if only one lender holds all of a borrower's loans, then another lender cannot consolidate the loans away from the current holder unless the current holder declines to consolidate loans for the borrower or is unwilling to offer income-sensitive repayment terms. If the single holder rule is repealed, the Company's student loan portfolio could be subject to an increased level of consolidation activity. In addition, if the reconsolidation proposal is enacted, the Company could experience a significant increase in refinancing activity, which, in turn, would have a material adverse effect on the Company's financial condition and results of operations. If adopted, a student loan auction proposal, depending on its structure, could have a material adverse effect on the Company's student loan spread. Finally, enactment of the proposal to eliminate Floor Income would decrease the Company's interest income in certain interest rate environments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

        The effect of short-term movements in interest rates on our results of operations and financial position has been limited through our interest rate risk management. The following tables summarize the effect on earnings for the three and six months ended June 30, 2004 and 2003 and the effect on fair values at June 30, 2004 and December 31, 2003, based upon a sensitivity analysis performed by us assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. We have chosen to illustrate the effects of a hypothetical increase in interest rates, as an increase gives rise to a larger absolute value change to the financial statements. The effect on earnings was performed on our variable rate assets, liabilities and hedging instruments while the effect on fair values was performed on our fixed rate assets, liabilities and hedging instruments.

	Three months ended June 30,
	2004				2003
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions, except per share amounts)
	$	%	$	%	$	%	$	%
Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized derivative market value adjustment	$10	3%	$40	10%	$(68)	(11)%	$(72)	(12)%
Unrealized derivative market value adjustment	132	23	460	81	452	1,529	1,117	3,781

Increase in net income before taxes	$142	15%	$500	52%	$384	67%	$1,045	182%

Increase in diluted earnings per share	$.204	15%	$.720	53%	$.537	68%	$1.460	184%

	Six months ended June 30,
	2004				2003
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions, except per share amounts)
	$	%	$	%	$	%	$	%
Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized derivative market value adjustment	$8	1%	$67	10%	$(120)	(11)%	$(122)	(11)%
Unrealized derivative market value adjustment	132	20	460	69	452	533	1,117	1,317

Increase in net income before taxes	$140	10%	$527	39%	$332	27%	$995	82%

Increase in diluted earnings per share	$.202	10%	$.761	38%	$.462	28%	$1.384	83%

	At June 30, 2004
		Interest Rates:
		Change from increase of 100 basis points		Change from Increase of 300 basis points
(Dollars in millions)
	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Student loans	$52,830	$(296)	(1)%	$(618)	(1)%
Other earning assets	18,132	(91)	(1)	(257)	(1)
Other assets	6,305	(354)	(6)	(452)	(7)

Total assets	$77,267	$(741)	(1)%	$(1,327)	(2)%

Liabilities
Interest bearing liabilities	$70,442	$(1,213)	(2)%	$(3,315)	(5)%
Other liabilities	2,947	727	25	2,279	77

Total liabilities	$73,389	$(486)	(1)%	$(1,036)	(1)%

	At December 31, 2003
		Interest Rates:
		Change from increase of 100 basis points		Change from Increase of 300 basis points
(Dollars in millions)
	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Student loans	$51,559	$(399)	(1)%	$(870)	(2)%
Other earning assets	9,085	(112)	(1)	(309)	(3)
Other assets	5,531	(543)	(10)	(839)	(15)

Total assets	$66,175	$(1,054)	(2)%	$(2,018)	(3)%

Liabilities
Interest bearing liabilities	$58,993	$(1,458)	(2)%	$(3,630)	(6)%
Other liabilities	3,437	610	18	1,979	58

Total liabilities	$62,430	$(848)	(1)%	$(1,651)	(3)%

        A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate student loan portfolio with floating rate debt. However, as discussed under "Student Loans—On-Balance Sheet Floor Income," in the current low interest rate environment, we can have a fixed versus floating mismatch in funding as the student loan earns at the fixed borrower rate and the funding remains floating. Therefore, absent other hedges, in a low interest rate environment, the hypothetical rise in interest rates in the above table has a greater adverse effect on earnings and fair values due to the reduction in potential Floor Income than in higher interest rate environments where the interest rate formula rises above the borrower rate and the student loans become a floating rate asset that is matched with floating rate debt.

        During the three and six months ended June 30, 2004, certain FFELP student loans were earning Floor Income and we locked-in a portion of that Floor Income through the use of futures and Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

        In the above table under the scenario where interest rates increase 100 basis points, the increase in pre-tax net income before the unrealized derivative market value adjustment for 2004 is primarily due to the impact of (i) our off-balance sheet Consolidation Loan securitizations and the related Embedded Floor Income recognized as part of the gain on sale, which results in no change in the Embedded Floor Income as a result of the increase in rates and (ii) our unhedged on-balance sheet loans not currently having significant Floor Income due to the recent increase in interest rates, which results in these loans being more variable rate in nature. The decrease in pre-tax net income in 2003 before the unrealized derivative market value adjustment reflects lower Floor Income on the unhedged portion of our student loan portfolio. Under the scenario where interest rates increase 300 basis points, the change in pre-tax net income before the unrealized derivative market value adjustment is not proportional to the change under the scenario where interest rates increase 100 basis points because of the additional spread earned on loans hedged with futures and swaps mentioned above and the greater proportion of loans earning at a floating rate under a 300 basis point increase in rates.

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

        Disclosure controls and procedures include internal controls and other procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission's (the "SEC's") rules and forms. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance—and cannot guarantee—that it will succeed in its stated objectives.

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

        On June 25, 2003, after five days of trial, the jury returned a verdict in favor of the Company on all counts. CLC has since filed an appeal. Oral argument, before the U.S. Court of Appeals for the Fourth Circuit, was held on June 4, 2004. The Court of Appeals has not yet issued a decision in the case.

        The Company was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit sought to bring a nationwide class action on behalf of all borrowers who allegedly paid "undisclosed improper and excessive" late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of two million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 28, 2003, the Court granted the Company's motion to dismiss the complaint in its entirety. Oral argument was held on April 7, 2004. The Court of Appeals affirmed the Superior Court's decision granting our motion to dismiss the complaint, but granted plaintiffs leave to re-plead the first count, which alleged violations of the D.C. Consumer Protection Procedures Act. The Court of Appeals affirmed the dismissal of the remaining two counts with prejudice.

        In July 2003, a borrower in California filed a class action complaint against the Company and certain of its affiliates in state court in San Francisco in connection with a monthly payment amortization error discovered by the Company in the fourth quarter of 2002. The complaint asserts claims under the California Business and Professions Code and other California statutory provisions. The complaint further seeks certain injunctive relief and restitution. On May 14, 2004, the court issued an order dismissing two of the three counts of the complaint.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The following table summarizes the Company's common share repurchases during the second quarter of 2004 pursuant to the stock repurchase program first authorized in September 1997 by the Board of Directors. Since the inception of the program, the Board of Directors has authorized the purchase of up to 227.5 million shares.

(Common shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Period:
April 1 – April 30, 2004	4.7	$38.82	4.7	31.0
May 1 – May 31, 2004	.3	38.39	.3	26.1
June 1 – June 30, 2004	1.2	35.20	1.2	20.7

Total	6.2	$38.08	6.2	20.7

(1)
Includes outstanding equity forward contracts.

Item 3. Defaults Upon Senior Securities

        Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's annual meeting of shareholders held on May 13, 2004, the following proposals were approved by the margins indicated:

        1.     To elect 15 directors to serve on the Company's Board of Directors for one-year terms or until their successors are elected and qualified:

	Number of Shares
	Votes For	Votes Withheld
Charles L. Daley	385,894,963	6,408,943
William M. Diefenderfer, III	363,374,764	28,929,142
Thomas J. Fitzpatrick	390,131,859	2,172,047
Edward A. Fox	390,101,409	2,202,497
Diane Suitt Gilleland	363,313,852	28,990,054
Earl A. Goode	363,351,875	28,952,031
Ann Torre Grant	386,210,488	6,093,418
Ronald F. Hunt	390,105,045	2,198,861
Benjamin J. Lambert, III	363,206,547	29,097,359
Albert L. Lord	390,018,907	2,284,999
Barry A. Munitz	363,375,592	29,928,314
A. Alexander Porter, Jr.	386,149,369	6,154,537
Wolfgang Schoellkopf	363,140,352	29,163,554
Steven L. Shapiro	386,099,377	6,204,529
Barry L. Williams	389,960,944	2,342,962

        2.     To approve the SLM Corporation Incentive Plan:

Number of Shares
Votes For	Votes Against	Abstain
261,305,344	75,061,674	2,262,143

        3.     To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for 2004:

Number of Shares
Votes For	Votes Against	Abstain
383,985,127	6,347,967	1,970,811

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
(b)
Reports on Form 8-K

The Company furnished or filed one Current Report on Form 8-K with the Commission during the quarter ended June 30, 2004 or thereafter. On July 15, 2004, the Company furnished a Current Report in connection with the Company's press release announcing its earnings for the quarter ended June 30, 2004 and its supplemental financial information for the same period.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)
By:	/s/ C.E. ANDREWS Executive Vice President, Accounting and Risk Management (Principal Accounting Officer and Duly Authorized Officer)

Date: August 9, 2004

APPENDIX A

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Federally insured student loans (net of allowance for losses of $2,473 and $19,324 respectively)	$2,227,953	$19,530,669
Private Credit Student Loans (net of allowance for losses of $0 and $10,655, respectively)	—	1,020,880
Academic facilities financings and other loans, net	414,942	691,303
Investments
Available-for-sale	3,714,067	2,517,805
Other	—	115,834

Total investments	3,714,067	2,633,639
Cash and cash equivalents	4,273,581	531,880
Restricted cash and investments	22,684	254,925
Other assets	165,917	685,268

Total assets	$10,819,144	$25,348,564

Liabilities
Short-term borrowings	$6,376,086	$16,946,615
Long-term notes	1,494,540	4,781,606
Other liabilities	1,181,453	1,773,330

Total liabilities	9,052,079	23,501,551

Commitments and contingencies
Stockholder's equity
Common stock, par value $.20 per share, 250,000 shares authorized: 6,001 shares issued and outstanding	1,200	1,200
Additional paid-in capital	338,793	338,793
Accumulated other comprehensive income (net of tax of $100,830 and $112,657, respectively)	187,255	209,221
Retained earnings	1,239,817	1,297,799

Total stockholder's equity	1,767,065	1,847,013

Total liabilities and stockholder's equity	$10,819,144	$25,348,564

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Federally insured student loans	$129,306	$398,879	$295,855	$836,924
Private Credit Student Loans	5,716	30,917	20,327	68,877
Academic facilities financings and other loans	8,023	11,071	17,434	22,620
Investments, cash and cash equivalents	25,902	29,899	51,147	56,895

Total interest income	168,947	470,766	384,763	985,316
Interest expense:
Short-term debt	51,415	97,845	128,577	187,138
Long-term debt	35,314	92,002	74,872	211,373

Total interest expense	86,729	189,847	203,449	398,511

Net interest income	82,218	280,919	181,314	586,805
Less: provisions for losses	3,236	16,713	16,029	29,973

Net interest income after provisions for losses	78,982	264,206	165,285	556,832

Other income:
Gains on student loan securitizations	32,448	228,151	32,448	464,788
Securitization revenue	—	119,447	—	232,119
Gains on sales to SLM Corporation	765,283	357,840	1,281,954	636,274
Gains on sales of student loans	4,278	—	4,278	—
Losses on sales of securities, net	(226)	(1,013)	(473)	(5,867)
Derivative market value adjustment	89,071	(118,366)	(5,041)	(198,022)
Other	723	16,112	5,989	34,490

Total other income	891,577	602,171	1,319,155	1,163,782

Operating expenses:
Related party agreements	39,678	64,657	95,209	130,784
Other	5,146	(7,739)	4,494	(7,168)

Total operating expenses	44,824	56,918	99,703	123,616

Income before income taxes	925,735	809,459	1,384,737	1,596,998
Income taxes	323,650	280,229	483,250	551,547

Net income	$602,085	$529,230	$901,487	$1,045,451

Basic and diluted earnings per common share	$100	$88	$150	$174

Average common shares outstanding and common equivalent shares outstanding	6,001,000	6,001,000	6,001,000	6,001,000

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock Shares				Accumulated Other Comprehensive Income (Loss)
			Common Stock	Additional Paid-In Capital		Retained Earnings	Total Stockholder's Equity
	Issued	Outstanding
Balance at March 31, 2003	6,001,000	6,001,000	$1,200	$298,788	$654,903	$1,494,692	$2,449,583
Comprehensive income:
Net income						529,230	529,230
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax					81,757		81,757
Change in unrealized gains (losses) on derivatives, net of tax					3,478		3,478

Comprehensive income							614,465

Balance at June 30, 2003	6,001,000	6,001,000	$1,200	$298,788	$740,138	$2,023,922	$3,064,048

Balance at March 31, 2004	6,001,000	6,001,000	$1,200	$338,793	$205,131	$637,229	$1,182,353
Comprehensive income:
Net income						602,085	602,085
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax					(19,662)		(19,662)
Change in unrealized gains (losses) on derivatives, net of tax					1,428		1,428
Change in minimum pension liability adjustment					358		358

Comprehensive income							584,209
Dividends:
Student loans to SLM Corporation						503	503

Balance at June 30, 2004	6,001,000	6,001,000	$1,200	$338,793	$187,255	$1,239,817	$1,767,065

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock Shares				Accumulated Other Comprehensive Income (Loss)
			Common Stock	Additional Paid-In Capital		Retained Earnings	Total Stockholder's Equity
	Issued	Outstanding
Balance at December 31, 2002	6,001,000	6,001,000	$1,200	$298,788	$661,049	$1,324,734	$2,285,771
Comprehensive income:
Net income						1,045,451	1,045,451
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax					74,372		74,372
Change in unrealized gains (losses) on derivatives, net of tax					4,717		4,717

Comprehensive income							1,124,540
Dividends:
Insurance and benefit plan related investments to SLM Corporation						(346,263)	(346,263)

Balance at June 30, 2003	6,001,000	6,001,000	$1,200	$298,788	$740,138	$2,023,922	$3,064,048

Balance at December 31, 2003	6,001,000	6,001,000	$1,200	$338,793	$209,221	$1,297,799	$1,847,013
Comprehensive income:
Net income						901,487	901,487
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax					(24,511)		(24,511)
Change in unrealized gains (losses) on derivatives, net of tax					2,545		2,545

Comprehensive income							879,521
Dividends:
Student loans to SLM Corporation						(959,469)	(959,469)

Balance at June 30, 2004	6,001,000	6,001,000	$1,200	$338,793	$187,255	$1,239,817	$1,767,065

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2004	2003
Operating activities
Net income	$901,487	$1,045,451
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on student loan securitizations	(32,448)	(464,788)
Gains on sales to SLM Corporation	(1,281,954)	(636,274)
Unrealized derivative market value adjustment	(456,104)	(178,324)
Provisions for losses	16,029	29,973
Increase in restricted cash	7,256	54,543
(Increase) in accrued interest receivable	(130,503)	(8,249)
(Decrease) in accrued interest payable	(55,967)	(15,992)
Decrease in Retained Interest in securitized receivables	—	106,761
Decrease in other assets	754,236	481,909
Increase (decrease) in other liabilities	132,474	(342,097)

Total adjustments	(1,046,981)	(972,538)

Net cash (used in) provided by operating activities	(145,494)	72,913

Investing activities
Student loans acquired	(7,938,401)	(8,387,750)
Loans purchased from securitized trusts (primarily through loan consolidations)	(444,331)	(1,950,093)
Loans acquired from SLM Corporation	(4,443,429)	—
Reduction of student loans:
Installment payments	1,284,883	1,478,190
Claims and resales	257,676	324,569
Proceeds from securitization of student loans treated as sales	2,515,130	6,497,234
Proceeds from sales of student loans	429,547	—
Proceeds from sales of student loans to SLM Corporation	6,172,882	3,488,389
Academic facilities financings and other loans made	(43,220)	(152,398)
Academic facilities financings and other loans repayments	237,323	290,900
Purchases of available-for-sale securities	(3,241,212)	(1,657,831)
Proceeds from sales and maturities of available-for-sale securities	1,940,328	2,051,335
Purchases of other securities	(133,379)	(135,740)
Proceeds from sales and maturities of other securities	190,541	197,226
Proceeds from sales of assets, liabilities, and GSE subsidiaries to SLM Corporation, as a result of GSE Wind-Down	4,850,692	—

Net cash provided by investing activities	1,635,030	2,044,031

Financing activities
Short-term borrowings issued	290,418,489	353,878,343
Short-term borrowings repaid	(294,456,195)	(357,033,996)
Long-term notes issued	653,734	4,553,391
Long-term notes repaid	(9,198,456)	(8,433,331)
Long-term notes issued by Variable Interest Entity	14,617,541	4,281,126
Sale of Trust to SLM Corporation, net of cash	217,052	582,324

Net cash provided by (used in) financing activities	2,252,165	(2,172,143)

Net increase (decrease) in cash and cash equivalents	3,741,701	(55,199)
Cash and cash equivalents at beginning of period	531,880	166,273

Cash and cash equivalents at end of period	$4,273,581	$111,074

Cash disbursements made for:
Interest	$209,341	$588,755

Income taxes	$—	$390,000

Noncash items:
Sale of GSE subsidiaries to SLM Corporation	$62,499	$—

Dividend of FFELP Stafford/PLUS student loans to SLM Corporation	$(959,469)	$—

Dividend of insurance and benefit plan related investments to SLM Corporation	$—	$(346,263)

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2004 and for the three and six months ended
June 30, 2004 and 2003 is unaudited)
(Dollars in thousands, unless otherwise stated)

1.    Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited consolidated financial statements of the Student Loan Marketing Association ("SLMA" or the "GSE") have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2004 may not necessarily be indicative of the results for the year ending December 31, 2004. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 2003 Annual Report on Form 10-K.

Going Concern—GSE Wind-Down

        The financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to use going concern accounting as substantially all assets and operations of the GSE will be transferred to its parent, SLM Corporation. Under the Privatization Act, the GSE must wind down its operations and dissolve on or before September 30, 2008. As of June 2004, the Company had substantially completed the Wind-Down of the GSE and announced that it is planning to dissolve the GSE no later than the first quarter of 2005. Accordingly, SLMA will not continue as a going concern and its assets will be realized and liabilities satisfied through the Wind-Down process. SLM Corporation had previously announced a target Wind-Down date of June 30, 2006.

        The Privatization Act generally provides that the GSE's non-GSE affiliates cannot purchase FFELP loans as long as the GSE is acquiring such loans. On June 30, 2004, SLM Corporation purchased FFELP student loans through non-GSE affiliates and as a result the GSE was required by statute to terminate all such activity. Going forward, the GSE will no longer be a source of liquidity for SLM Corporation's purchase of student loans and SLM Corporation's GSE related financing activities will primarily consist of refinancing the remainder of the GSE's assets through non-GSE sources, and repurchasing long-term GSE debt. All GSE debt that remains outstanding upon completion of these Wind-Down activities will be defeased through the creation of a fully collateralized trust, consisting of cash or financial instruments backed by the full faith and credit of the U.S. government with cash flows that match the interest and principal obligations of the defeased debt. In August 2004, SLM Corporation repurchased approximately $1.7 billion of GSE debt through a tender offer and recorded a loss of $103 million. Also in connection with the Wind-Down, the GSE will no longer issue short-term floating rate notes, but will continue to issue other short-term debt, as necessary, until all current GSE assets are refinanced. At June 30, 2004, the GSE had $10.8 billion in assets remaining of which $2.2 billion were student loans.

        The Privatization Act requires that on the dissolution date, the GSE shall repurchase or redeem, or make proper provisions for repurchase or redemption of any outstanding preferred stock. The GSE redeemed its Series A, Adjustable Rate Cumulative Preferred Stock, its only outstanding preferred stock, in the fourth quarter of 2001. Also upon the dissolution, all of its remaining assets will be transferred to SLM Corporation.

Reclassifications

        The Financial Accounting Standards Board's (the "FASB's") Statement of Financial Accounting Standards ("SFAS") No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as "realized derivative transactions") that do not qualify as hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. The table below summarizes the reclassification of the realized derivative transactions for the three and six months ended June 30, 2003.

	Three months ended June 30, 2003	Six months ended June 30, 2003
(Dollars in millions)
Reclassification of realized derivative transactions to derivative market value adjustment:
Net settlement expense on Floor Income Contracts reclassified from student loan income	$(97)	$(217)
Net settlement expense on Floor Income Contracts reclassified from servicing and securitization income	(46)	(82)
Net settlement income on interest rate swaps reclassified from net interest income	9	22
Net settlement expense on interest rate swaps reclassified from servicing and securitization income	(17)	(31)
Realized losses on closed Eurodollar futures contracts and terminated derivative contracts reclassified from other expense	(5)	(69)

Total reclassifications to the derivative market value adjustment	(156)	(377)
Add: Unrealized derivative market value adjustment	38	179

Derivative market value adjustment as reported	$(118)	$(198)

2.    Student Loans

        SLMA purchases student loans from originating lenders. SLMA's portfolio consists principally of loans originated under two federally sponsored programs—the Federal Family Education Loan Program ("FFELP") and the Health Education Assistance Loan Program ("HEAL"). SLMA also purchases Private Credit Student Loans.

        The following table reflects the distribution of SLMA's student loan portfolio by program as of June 30, 2004 and 2003.

	June 30,
	2004	2003
(Dollars in millions)
FFELP—Stafford	$1,800	$12,393
FFELP—PLUS/SLS	248	1,471
FFELP—Consolidation Loans	133	15,586
Private Credit Student Loans	—	536
HEAL(1)	49	1,317

Subtotal	2,230	31,303
Allowance for loan losses	(2)	(53)

Total student loans, net	$2,228	$31,250

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

        The following table summarizes changes in the allowance for student loan losses for SLMA's Private Credit and federally insured student loan portfolios for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$20,170	$99,867	$29,979	$109,144
Additions
Provisions for student loan losses	3,227	16,713	16,011	29,973
Recoveries	594	1,162	1,068	2,569
Deductions
Reductions for student loan sales and securitizations	(18,370)	(62,443)	(36,657)	(82,737)
Charge-offs	(223)	(3,567)	(4,662)	(7,214)
Other	(200)	923	(541)	920
Transfer to SLM Corporation	(2,725)	—	(2,725)	—

Balance at end of period	$2,473	$52,655	$2,473	$52,655

        SLMA receives certain fees related to originated loans at both origination and the commencement of repayment. These origination fees are charged to cover, in part, anticipated loan losses. Such fees are deferred and recognized into income as a component of interest over the average life of the related pool of loans.

4.    Student Loan Securitization

        When SLMA sold student loans in securitizations prior to September 30, 2003, it retained a Residual Interest and, in some cases, a cash reserve account, all of which are Retained Interests in the securitized receivables. In 2003, and in the second quarter of 2004, SLMA sold its Retained Interests in securitizations to SLM Corporation in a cash transaction.

        The following table summarizes securitization activity for the three and six months ended June 30, 2004 and 2003. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three months ended June 30,
	2004				2003
	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %
(Dollars in millions)
Sales:
FFELP Stafford/PLUS loans	1	$2,501	$32	1.3%	1	$1,005	$13	1.3%
Consolidation Loans	—	—	—	—	1	2,251	216	9.6

Total securitizations—sales	1	2,501	$32	1.3%	2	3,256	$229	7.0%

Financings:
Asset-backed commercial paper(1)	1	4,186			—	—
Consolidation Loans(2)	1	2,446			1	2,256

Total securitizations—financings	2	6,632			1	2,256

Total securitizations	3	$9,133			3	$5,512

	Six months ended June 30,
	2004				2003
	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %
(Dollars in millions)
Sales:
FFELP Stafford/PLUS loans	1	$2,501	$32	1.3%	2	$2,261	$33	1.5%
Consolidation Loans	—	—	—	—	2	4,256	434	10.2

Total securitizations—sales	1	2,501	$32	1.3%	4	6,517	$467	7.2%

Financings:
Asset-backed commercial paper(1)	1	4,186			—	—
Consolidation Loans(2)	4	10,469			2	4,312

Total securitizations—financings	5	14,655			2	4,312

Total securitizations	6	$17,156			6	$10,829

(1)
In the second quarter of 2004, SLMA closed its first asset-backed commercial paper conduit. The conduit is a multi-seller conduit that allows SLMA to borrow up to $5 billion. The conduit is a revolving 364-day facility with annual extensions. SLMA may purchase loans out of this trust at its discretion. As a result, the trust did not qualify as a qualifying special purpose entity ("QSPE") and the securitization was accounted for on-balance sheet as a Variable Interest Entity ("VIE").

(2)
In certain Consolidation Loan securitization structures, SLMA holds rights that can affect the remarketing of the bonds; and as a result, these securitizations did not qualify as QSPEs. Accordingly, they are accounted for on-balance sheet as VIEs with the securitized federally insured student loans reflected in the balance sheet as "federally insured student loans in trust."

        Key economic assumptions used in estimating the fair value of the Retained Interests at the date of securitization related to those securitization transactions that qualify as sales during the three and six months ended June 30, 2004 and 2003 were as follows:

	Three months ended June 30,
	2004		2003
	FFELP Stafford	Consolidation(1)	FFELP Stafford	Consolidation
Prepayment speed	**	—	9%	7%
Weighted-average life (in years)	4.08	—	4.70	7.91
Expected credit losses (% of principal securitized)	.17%	—	.50%	.72%
Residual cash flows discounted at (weighted average)	12%	—	12%	6%
	Six months ended June 30,
	2004		2003
	FFELP Stafford	Consolidation(1)	FFELP Stafford	Consolidation
Prepayment speed	**	—	9%	7%
Weighted-average life (in years)	4.08	—	4.68	8.01
Expected credit losses (% of principal securitized)	.17%	—	.52%	.75%
Residual cash flows discounted at (weighted average)	12%	—	12%	6%

(1)
No Consolidation Loan securitizations in the period qualified for sale treatment.

**
20% CPR for 2004, 15% CPR for 2005 and 6% CPR thereafter.

5.    Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

        The following tables summarize the fair values and notional amounts of all derivative instruments at June 30, 2004 and December 31, 2003, and their impact on other comprehensive income and earnings for the three and six months ended June 30, 2004 and 2003. At June 30, 2004 and December 31, 2003, $82 million and $156 million (fair value), respectively, of available-for-sale investment securities were pledged as collateral against these derivative instruments.

	Cash Flow		Fair Value		Trading		Total
	June 30, 2004	December 31, 2003	June 30, 2004	December 31, 2003	June 30, 2004	December 31, 2003	June 30, 2004	December 31, 2003
(Dollars in millions)
Fair Values
Interest rate swaps	$—	$—	$(132)	$(110)	$(78)	$(89)	$(210)	$(199)
Floor/Cap contracts	—	—	—	—	(158)	(563)	(158)	(563)
Futures	(2)	(2)	—	—	—	(40)	(2)	(42)

Total	$(2)	$(2)	$(132)	$(110)	$(236)	$(692)	$(370)	$(804)

(Dollars in billions)
Notional Values
Interest rate swaps	$—	$—	$5.0	$8.1	$23.0	$35.8	$28.0	$43.9
Floor/Cap contracts	—	—	—	—	11.3	18.7	11.3	18.7
Futures	0.2	0.3	—	—	0.6	9.4	0.8	9.7

Total	$0.2	$0.3	$5.0	$8.1	$34.9	$63.9	$40.1	$72.3

	Three months ended June 30,
	Cash Flow		Fair Value			Trading		Total
	2004	2003	2004	2003		2004	2003	2004	2003
(Dollars in millions)
Changes to other comprehensive income, net of tax
Amortization of effective hedges(1)	$2	$3	$—	$—		$—	$—	$2	$3

Other comprehensive income, net	$2	$3	$—	$—		$—	$—	$2	$3

Earnings Summary
Recognition of closed futures contracts' gains/losses into interest expense(2)	$(2)	$(6)	$—	$—		$—	$—	$(2)	$(6)
Derivative market value adjustment—Realized(3)	—	—	—	—		(268)	(156)	(268)	(156)
Derivative market value adjustment—Unrealized	—	—	—	(2	)(4)	357	40	357	38

Total earnings impact	$(2)	$(6)	$—	$(2)		$89	$(116)	$87	$(124)

	Six months ended June 30,
	Cash Flow		Fair Value				Trading		Total
	2004	2003	2004		2003		2004	2003	2004	2003
(Dollars in millions)
Changes to other comprehensive income, net of tax
Amortization of effective hedges(1)	$3	$4	$—		$—		$—	$—	$3	$4

Other comprehensive income, net	$3	$4	$—		$—		$—	$—	$3	$4

Earnings Summary
Recognition of closed futures contracts' gains/losses into interest expense(2)	$(4)	$(9)	$—		$—		$—	$—	$(4)	$(9)
Derivative market value adjustment—Realized(3)	—	—	—		—		(461)	(376)	(461)	(376)
Derivative market value adjustment—Unrealized	—	1 (4)	1	(4)	1	(4)	455	177	456	179

Total earnings impact	$(4)	$(8)	$1		$1		$(6)	$(199)	$(9)	$(206)

(1)
SLMA expects to amortize $5 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging debt instruments that remain outstanding after June 30, 2004.

(2)
For futures contracts that qualify as SFAS No. 133 hedges where the hedged transaction occurs.

(3)
Includes net settlement income/expense realized gains and losses related to trading derivatives and ineffectiveness related to cash flow hedges.

(4)
The change in fair value of cash flow and fair value hedges recorded through earnings represents amounts related to ineffectiveness.

6.    Related Parties

      SLMA is a member of a group of affiliated companies and has significant transactions with members of the group. Accordingly, the terms of such transactions may not necessarily be indicative of transactions amongst wholly unrelated companies.

        In connection with the Wind-Down of the GSE, SLM Corporation has securitized, sold and transferred the majority of SLMA's assets. The following table summarizes SLMA's asset sales and transfers for the three and six months ended June 30, 2004 and 2003 (carrying value includes accrued interest).

	Three months ended June 30,
	2004			2003
	Sale Amount	Carrying Amount	Gain Amount	Sale Amount	Carrying Amount	Gain Amount
(Dollars in millions)
FFELP/Consolidation Student Loan securitizations	$2,577	$2,545	$32	$3,551	$3,323	$228
Sale of on-balance sheet VIEs, net(1)	436	80	356	336	76	260
Student loan sales(2)	4,831	4,702	129	2,701	2,603	98
Sale of basis swaps and floor contracts(4)	(147)	(147)	—	—	—	—
Sale of Retained Interests in securitized receivables(5)	65	63	2	—	—	—
Loans consolidated with SLM Corp. entities	57	57	—	—	—	—
Sale of assets and liabilities to SLM Corp. entities, net	168	142	26	—	—	—
Sale of GSE subsidiaries to SLM Corp. entities(6)	4,626	4,374	252	—	—	—

	Six months ended June 30,
	2004			2003
	Sale Amount	Carrying Amount	Gain Amount	Sale Amount	Carrying Amount	Gain Amount
(Dollars in millions)
FFELP/Consolidation Student Loan securitizations	$2,577	$2,545	$32	$7,118	$6,653	$465
Sale of on-balance sheet VIEs, net(1)	963	127	836	669	165	504
Student loan sales(2)	6,173	6,023	150	3,495	3,363	132
Non-cash dividend of FFELP Stafford/PLUS student loans(3)	960	944	16	—	—	—
Non-cash dividend of insurance and benefit plan related investments	—	—	—	346	346	—
Sale of basis swaps and floor contracts(4)	(147)	(147)	—	—	—	—
Sale of Retained Interests in securitized receivables(5)	65	63	2	—	—	—
Loans consolidated with SLM Corp. entities	418	418	—	—	—	—
Sale of assets and liabilities to SLM Corp. entities, net	168	142	26	—	—	—
Sale of GSE subsidiaries to SLM Corp. entities(6)	4,626	4,374	252	—	—	—

(1)
These VIEs consist of securitized Consolidation Loans totaling $2.4 billion and $2.3 billion for the three months ended June 30, 2004 and 2003, respectively, and $10.5 billion and $4.3 billion for the six months ended June 30, 2004 and 2003, respectively, and the sales are recorded net of debt issued. Included in the $10.5 billion of loans sold in 2004 were $2.2 billion of Consolidation Loans acquired by SLMA from SLM Education Loan Corporation, a non-GSE subsidiary of the Company.

(2)
The student loans were sold by SLMA to a subsidiary of SLM Corporation at fair market value.

(3)
This dividend was recorded at fair market value.

(4)
SLMA sold basis swaps and floor contracts to SLM Corporation at fair market value.

(5)
SLMA sold its Retained Interests in securitized receivables to a subsidiary of SLM Corporation at fair market value.

(6)
SLMA sold its subsidiaries to SLM Corporation in connection with the GSE Wind-Down. This consisted primarily of $5.1 billion in student loans and $1.2 billion in short-term and long-term debt.

        As described above, such transactions were among a group of related parties. Such transactions were conducted at estimated market value, which was determined using discounted cash flow models and other estimation techniques. Different assumptions or changes in future market conditions could significantly affect the estimates of fair value.

        In connection with the transfer of employees from SLMA to SLM Corporation and its non-GSE subsidiaries, SLMA and SLM Corporation and various of its non-GSE subsidiaries entered into

Management Services Agreements ("MSAs") whereby all management and administrative support would be provided to SLMA for a monthly fee. Intercompany expenses under the MSAs for the three months ended June 30, 2004 and 2003 totaled $16 million and $26 million, respectively and for the six months ended June 30, 2004 and 2003 totaled $33 million and $47 million, respectively. Effective January 1, 2003, only third party loan acquisition costs are being booked directly to SLMA and are included in other operating expenses.

        Intercompany expenses under the servicing contract between SLMA and Sallie Mae, Inc., a wholly owned non-GSE subsidiary of SLM Corporation which includes the division of Sallie Mae Servicing, for the three months ended June 30, 2004 and 2003 totaled $24 million and $39 million, respectively and for the six months ended June 30, 2004 and 2003 totaled $62 million and $84 million, respectively.

        At June 30, 2004 and December 31, 2003, SLMA had a net intercompany receivable of $49 million and a net intercompany liability of $530 million, respectively, with SLM Corporation and several of its non-GSE subsidiaries. The net receivable at June 30, 2004 primarily related to the sale of student loans and other assets to a subsidiary of SLM Corporation. This receivable was settled in early July 2004. Exclusive of the intercompany asset sales, the GSE had a net payable incurred in the normal course of business, exclusive of the intercompany promissory note owed to Hemar Insurance Corporation of America ("HICA") discussed below.

        SLMA purchases insurance for its Private Credit Student Loan portfolio from HICA. SLMA pays HICA insurance premiums in return for HICA's guarantee of payment of principal and interest on Private Credit Student Loans. In connection with this arrangement, HICA invests its insurance reserves related to SLMA's HICA insured loans in a Master Promissory Note of SLMA to HICA. In addition to the intercompany balances between SLMA and SLM Corporation, at June 30, 2004 and December 31, 2003, SLMA owed HICA $69 million under this note at the end of each period.

7.    Contingencies

        SLMA and various affiliates were defendants in a lawsuit brought by College Loan Corporation ("CLC") in the United States District Court for the Eastern District of Virginia alleging various breach of contract and common law tort claims in connection with CLC's consolidation loan activities. The Complaint sought compensatory damages of at least $60 million.

        On June 25, 2003, after five days of trial, the jury returned a verdict in favor of SLMA on all counts. CLC has since filed an appeal. Oral argument, before the U.S. Court of Appeals for the Fourth Circuit, was held on June 4, 2004. The Court of Appeals has not yet issued a decision in the case.

        SLMA was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit sought to bring a nationwide class action on behalf of all borrowers who allegedly paid "undisclosed improper and excessive" late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of two million borrowers. In addition, the plaintiffs alleged that SLMA charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 28, 2003, the Court granted SLMA's motion to dismiss the complaint in its entirety. Oral argument was held on April 7, 2004. The Court of Appeals affirmed the Superior Court's decision granting SLMA's motion to dismiss the complaint, but granted plaintiffs leave to re-plead the first count, which alleged violations of the D.C. Consumer Protection Procedures Act. The Court of Appeals affirmed the dismissal of the remaining two counts with prejudice.

        In July 2003, a borrower in California filed a class action complaint against SLMA and certain of its affiliates in state court in San Francisco in connection with a monthly payment amortization error discovered by SLMA in the fourth quarter of 2002. The complaint asserts claims under the California Business and Professions Code and other California statutory provisions. The complaint further seeks certain injunctive relief and restitution. On May 14, 2004, the court issued an order dismissing two of the three counts of the complaint.

        SLMA, together with a number of other FFELP industry participants, filed a lawsuit challenging the DOE's interpretation of and non-compliance with provisions in the HEA governing origination fees and repayment incentives on loans made under the FDLP. The lawsuit, which was filed November 3, 2000 in the United States District Court for the District of Columbia, alleges that the DOE's interpretations of and non-compliance with these statutory provisions are contrary to the statute's unambiguous text, and are arbitrary, capricious, an abuse of discretion, or otherwise not in accordance with law, and violate both the HEA and the Administrative Procedure Act. SLMA together with the other plaintiffs and the DOE have filed cross-motions for summary judgment. The Court has not ruled on these motions.

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

QuickLinks

SLM CORPORATION FORM 10-Q INDEX June 30, 2004
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SLM CORPORATION CONSOLIDATED BALANCE SHEETS (Dollars and shares in thousands, except per share amounts)
SLM CORPORATION CONSOLIDATED STATEMENTS OF INCOME (Dollars and shares in thousands, except per share amounts)
SLM CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except share and per share amounts) (Unaudited)
SLM CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except share and per share amounts) (Unaudited)
SLM CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
SLM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Information at June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 is unaudited) (Dollars and shares in thousands, except per share amounts, unless otherwise stated)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Three and six months ended June 30, 2004 and 2003 (Dollars in millions, except per share amounts, unless otherwise stated)
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
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
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
APPENDIX A STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED FINANCIAL STATEMENTS INDEX
STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED BALANCE SHEETS (Dollars and shares in thousands, except per share amounts)
STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share and per share amounts) (Unaudited)
STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Dollars in thousands) (Unaudited)
STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (Dollars in thousands) (Unaudited)
STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
STUDENT LOAN MARKETING ASSOCIATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Information at June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 is unaudited) (Dollars in thousands, unless otherwise stated)