Form 10-Q
period 2004-09-30
SLM CORP
filed 2004-11-09
CIK 1032033

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission File Number: 001-13251

SLM CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2013874 (I.R.S. Employer Identification No.)
12061 Bluemont Way, Reston, Virginia (Address of principal executive offices)	20190 (Zip Code)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2004
Common Stock, $.20 par value	429,829,137 shares

GLOSSARY

        Listed below are definitions of key terms that are used throughout this document.

Consolidation Loans—Under the FFELP, borrowers with eligible student loans may consolidate them into one note with one lender and convert the variable interest rates on the loans being consolidated into a fixed rate for the life of the loan. The new note is considered a Consolidation Loan. Typically a borrower can consolidate their student loans only once unless the borrower has another eligible loan with which to consolidate with the existing Consolidation Loan. The borrower rate on a Consolidation Loan is fixed for the term of the loan and is set by the weighted-average interest rate of the loans being consolidated, rounded up to the nearest 1/8th of a percent, not to exceed 8.25 percent. In low interest rate environments, Consolidation Loans provide an attractive refinancing opportunity because they allow borrowers to consolidate variable rate loans into a long-term fixed rate loan. Holders of Consolidation Loans are eligible to earn interest under the Special Allowance Payment ("SAP") formula (see definition below).

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

DOE—The U.S. Department of Education.

Direct Loans—Student loans originated directly by the DOE under the William D. Ford Federal Direct Student Loan Program.

Embedded Floor Income—Embedded Floor Income is Floor Income (see definition below) that is earned on off-balance sheet student loans that are in securitization trusts sponsored by us. At the time of the securitization, the option value of Embedded Fixed Rate Floor Income is included in the initial calculation of the Residual Interest and the gain or loss on sale of the student loans. Embedded Floor Income is also included in the quarterly fair value adjustments of the Residual Interest (see definition below).

Exceptional Performer Designation ("EP")—The EP designation is determined by the DOE in recognition of meeting certain performance standards set by the DOE in servicing FFELP loans. Upon receiving the EP designation, the EP servicer receives 100 percent reimbursement on default claims on federally guaranteed student loans for all loans serviced for a period of at least 270 days before the date of default and will no longer be subject to the two percent Risk Sharing (see definition below) on these loans. The EP servicer is entitled to receive this benefit as long as it remains in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria.

Fixed Rate Floor Income—We refer to Floor Income associated with student loans whose borrower rate is fixed to term (primarily Consolidation Loans) as Fixed Rate Floor Income.

Floor Income—Our portfolio of FFELP student loans earns interest at the higher of a floating rate based on the Special Allowance Payment or SAP formula (see definition below) set by the DOE and the borrower rate, which is fixed over a period of time. We generally finance our student loan portfolio with floating rate debt over all interest rate levels. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, our student loans earn at a fixed rate while the interest on our floating rate debt continues to decline. In these interest

1

rate environments, we earn additional spread income that we refer to as Floor Income. Depending on the type of the student loan and when it was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. As a result, for loans where the borrower rate is fixed to term, we may earn Floor Income for an extended period of time, and for those loans where the borrower interest rate is reset annually on July 1, we may earn Floor Income to the next reset date.

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

Preferred Channel Originations—Preferred Channel Originations are comprised of: 1) student loans that are originated or serviced on our proprietary platforms, and are committed for sale to Sallie Mae, such that we either own them from inception or acquire them soon after origination, and 2) loans that are originated and serviced on other platforms on behalf of Sallie Mae owned brands and our lending partners, Bank One and JPMorgan Chase, and are committed for sale to Sallie Mae. (See also "RECENT DEVELOPMENTS—Bank One/JPMorgan Chase Merger" for a discussion related to our lender partners.)

Preferred Lender List—To streamline the student loan process, most higher education institutions select a small number of lenders to recommend to their students and parents. This recommended list is referred to as the Preferred Lender List.

Private Education Loans (formerly, "Private Credit Student Loans")—Education loans to students or parents of students that are not guaranteed or reinsured under the FFELP or any other federal student loan program. Private Education Loans include loans for traditional higher education with repayment terms that begin after graduation, similar to the FFELP, and for alternative education, such as career training, that require repayment immediately.

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

Risk Sharing—When a FFELP loan defaults, the federal government guarantees 98 percent of the principal balance plus accrued interest and the holder of the loan must absorb the two percent not guaranteed as a Risk Sharing loss on the loan. FFELP student loans acquired after October 1, 1993 are subject to Risk Sharing on loan default claim payments unless the default results from death, disability or bankruptcy. FFELP loans with an EP designation from the DOE are not subject to Risk Sharing.

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

SLM CORPORATION
FORM 10-Q
INDEX
September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Federally insured student loans (net of allowance for losses of $5,222 and $45,993, respectively)	$49,496,452	$45,577,073
Private Education Loans (net of allowance for losses of $166,816 and $165,716, respectively)	4,772,372	4,470,156
Academic facilities financings and other loans (net of allowance for losses of $10,786 and $10,052, respectively)	994,754	1,030,907
Investments
Trading	158	166
Available-for-sale	2,966,724	4,370,347
Other	277,607	677,357

Total investments	3,244,489	5,047,870
Cash and cash equivalents	4,277,645	1,847,585
Restricted cash and investments	1,831,116	1,105,896
Retained Interest in securitized receivables	2,510,100	2,475,836
Goodwill and acquired intangible assets, net	753,266	592,112
Other assets	3,079,109	2,463,216

Total assets	$70,959,303	$64,610,651

Liabilities
Short-term borrowings	$4,399,495	$18,735,385
Long-term notes	61,040,160	39,808,174
Other liabilities	2,604,904	3,437,046

Total liabilities	68,044,559	61,980,605

Commitments and contingencies
Minority interest in subsidiary	14,767	—
Stockholders' equity
Preferred stock, Series A, par value $.20 per share, 20,000 shares authorized: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share	165,000	165,000
Common stock, par value $.20 per share, 1,125,000 shares authorized: 480,469 and 472,643 shares issued, respectively	96,094	94,529
Additional paid-in capital	1,805,129	1,553,240
Accumulated other comprehensive income (net of tax of $262,201 and $229,181, respectively)	486,944	425,621
Retained earnings	1,953,719	941,284

Stockholders' equity before treasury stock	4,506,886	3,179,674
Common stock held in treasury at cost: 51,255 and 24,965 shares, respectively	1,606,909	549,628

Total stockholders' equity	2,899,977	2,630,046

Total liabilities and stockholders' equity	$70,959,303	$64,610,651

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Quarters ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Federally insured student loans	$521,606	$437,275	$1,482,739	$1,367,181
Private Education Loans	83,303	81,663	236,505	257,127
Academic facilities financings and other loans	18,212	19,050	54,714	58,546
Investments, cash and cash equivalents	61,774	39,204	157,765	109,499

Total interest income	684,895	577,192	1,931,723	1,792,353
Interest expense:
Short-term debt	35,085	106,366	179,142	300,306
Long-term debt	336,867	137,353	785,316	458,188

Total interest expense	371,952	243,719	964,458	758,494

Net interest income	312,943	333,473	967,265	1,033,859
Less: provisions for losses	10,930	41,695	79,092	120,689

Net interest income after provisions for losses	302,013	291,778	888,173	913,170

Other income:
Gains on student loan securitizations	63,590	39,454	375,384	659,477
Servicing and securitization revenue	158,639	146,174	419,334	534,993
Losses on securities, net	(32,887)	(1,778)	(37,244)	(8,674)
Derivative market value adjustment	73,000	91,041	342,404	(233,317)
Guarantor servicing fees	33,192	40,323	91,412	100,776
Debt management fees	78,795	78,282	228,836	189,780
Loss on GSE debt extinguishment	(102,990)	—	(102,990)	—
Other	91,134	53,362	222,561	168,914

Total other income	362,473	446,858	1,539,697	1,411,949
Operating expenses:
Salaries and benefits	113,386	110,103	353,138	316,644
Other	97,386	74,102	272,562	236,793

Total operating expenses	210,772	184,205	625,700	553,437

Income before income taxes and cumulative effect of accounting change	453,714	554,431	1,802,170	1,771,682
Income taxes	97,136	204,514	539,201	632,522

Income before cumulative effect of accounting change	356,578	349,917	1,262,969	1,139,160
Cumulative effect of accounting change	—	129,971	—	129,971

Net income	356,578	479,888	1,262,969	1,269,131
Preferred stock dividends	2,875	2,875	8,625	8,625

Net income attributable to common stock	$353,703	$477,013	$1,254,344	$1,260,506

Basic earnings per common share:
Before cumulative effect of accounting change	$.81	$.77	$2.85	$2.50
Cumulative effect of accounting change	—	.29	—	.28

Basic earnings per common share, after cumulative effect of accounting change	$.81	$1.06	$2.85	$2.78

Average common shares outstanding	435,764	450,725	439,430	453,139

Diluted earnings per common share:
Before cumulative effect of accounting change	$.80	$.76	$2.80	$2.43
Cumulative effect of accounting change	—	.28	—	.28

Diluted earnings per common share, after cumulative effect of accounting change	$.80	$1.04	$2.80	$2.71

Average common and common equivalent shares outstanding	444,143	460,647	448,011	465,125

Dividends per common share	$.19	$.17	$.55	$.42

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock Shares				Preferred Stock	Common Stock	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total Stockholders' Equity
		Issued	Treasury	Outstanding
Balance at June 30, 2003	3,300,000	638,983,455	(188,490,732)	450,492,723	$165,000	$127,797	$1,359,082	$689,220	$3,386,218	$(3,361,145)	$2,366,172
Comprehensive income:
Net income									479,888		479,888
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(125,908)			(125,908)
Change in unrealized gains (losses) on derivatives, net of tax								5,069			5,069

Comprehensive income											359,049
Cash dividends:
Common stock ($.17 per share)									(75,424)		(75,424)
Preferred stock ($.87 per share)									(2,875)		(2,875)
Issuance of common shares		2,294,909	4,289	2,299,198		459	58,317			170	58,946
Retirement of common stock held in treasury		(170,000,000)	170,000,000	—		(34,000)			(3,032,120)	3,066,120	—
Tax benefit related to employee stock option and purchase plans							13,062				13,062
Premiums on equity forward purchase contracts							12,458				12,458
Repurchase of common shares:
Open market			(477,200)	(477,200)						(18,672)	(18,672)
Equity forwards:
Exercise cost, cash			(1,022,300)	(1,022,300)						(42,850)	(42,850)
Market value adjustment			—	—						1,343	1,343
Benefit plans			(656,840)	(656,840)						(27,225)	(27,225)

Balance at September 30, 2003	3,300,000	471,278,364	(20,642,783)	450,635,581	$165,000	$94,256	$1,442,919	$568,381	$755,687	$(382,259)	$2,643,984

Balance at June 30, 2004	3,300,000	478,722,527	(39,760,083)	438,962,444	$165,000	$95,745	$1,747,284	$355,955	$1,683,563	$(1,126,881)	$2,920,666
Comprehensive income:
Net income									356,578		356,578
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								97,774			97,774
Change in unrealized gains (losses) on derivatives, net of tax								33,215			33,215

Comprehensive income											487,567
Cash dividends:
Common stock ($.19 per share)									(83,547)		(83,547)
Preferred stock ($.87 per share)									(2,875)		(2,875)
Issuance of common shares		1,746,074	4,950	1,751,024		349	51,908			205	52,462
Tax benefit related to employee stock option and purchase plans							5,937				5,937
Repurchase of common shares:
Open market			—
Equity forwards:
Exercise cost, cash			(4,740,000)	(4,740,000)						(193,195)	(193,195)
Exercise cost, net settlement			(6,661,561)	(6,661,561)						(289,512)	(289,512)
Market value adjustment			—	—						6,225	6,225
Benefit plans			(98,360)	(98,360)						(3,751)	(3,751)

Balance at September 30, 2004	3,300,000	480,468,601	(51,255,054)	429,213,547	$165,000	$96,094	$1,805,129	$486,944	$1,953,719	$(1,606,909)	$2,899,977

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock Shares				Preferred Stock	Common Stock	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total Stockholders' Equity
		Issued	Treasury	Outstanding
Balance at Dec. 31, 2002	3,300,000	624,551,508	(166,812,720)	457,738,788	$165,000	$124,910	$1,102,574	$592,760	$2,718,226	$(2,705,520)	$1,997,950
Comprehensive income:
Net income									1,269,131		1,269,131
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(28,351)			(28,351)
Change in unrealized gains (losses) on derivatives, net of tax								4,900			4,900
Minimum pension liability adjustment								(928)			(928)

Comprehensive income											1,244,752
Cash dividends:
Common stock ($.42 per share)									(190,925)		(190,925)
Preferred stock ($2.61 per share)									(8,625)		(8,625)
Issuance of common shares		10,899,200	85,693	10,984,893		2,181	255,401			3,061	260,643
Issuance of common shares due to exercise of stock warrants		5,827,656		5,827,656		1,165	39,034				40,199
Retirement of common stock held in treasury		(170,000,000)	170,000,000	—		(34,000)			(3,032,120)	3,066,120	—
Tax benefit related to employee stock option and purchase plans							50,813				50,813
Premiums on equity forward purchase contracts							(17,361)				(17,361)
Cumulative effect of accounting change							12,458				12,458
Repurchase of common shares:
Open market			(5,474,590)	(5,474,590)						(205,495)	(205,495)
Equity forwards:
Exercise cost, cash			(16,082,300)	(16,082,300)						(451,982)	(451,982)
Market value adjustment			—	—						1,343	1,343
Benefit plans			(2,358,866)	(2,358,866)						(89,786)	(89,786)

Balance at September 30, 2003	3,300,000	471,278,364	(20,642,783)	450,635,581	$165,000	$94,256	$1,442,919	$568,381	$755,687	$(382,259)	$2,643,984

Balance at December 31, 2003	3,300,000	472,642,996	(24,964,753)	447,678,243	$165,000	$94,529	$1,553,240	$425,621	$941,284	$(549,628)	$2,630,046
Comprehensive income:
Net income									1,262,969		1,262,969
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								25,781			25,781
Change in unrealized gains (losses) on derivatives, net of tax								35,900			35,900
Minimum pension liability adjustment								(358)			(358)

Comprehensive income											1,324,292
Cash dividends:
Common stock ($.55 per share)									(241,909)		(241,909)
Preferred stock ($2.61 per share)									(8,625)		(8,625)
Issuance of common shares		7,825,605	58,078	7,883,683		1,565	215,399			2,252	219,216
Tax benefit related to employee stock option and purchase plans							36,490				36,490
Repurchase of common shares:
Open market			(563,500)	(563,500)						(21,554)	(21,554)
Equity forwards:
Exercise cost, cash			(18,150,460)	(18,150,460)						(643,317)	(643,317)
Exercise cost, net settlement			(6,661,561)	(6,661,561)						(289,512)	(289,512)
Market value adjustment			—	—						(66,425)	(66,425)
Benefit plans			(972,858)	(972,858)						(38,725)	(38,725)

Balance at September 30, 2004	3,300,000	480,468,601	(51,255,054)	429,213,547	$165,000	$96,094	$1,805,129	$486,944	$1,953,719	$(1,606,909)	$2,899,977

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine months ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Operating activities
Net income	$1,262,969	$1,269,131
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Cumulative effect of accounting change	—	(129,971)
Gains on student loan securitizations	(375,384)	(659,477)
Losses on securities, net	37,244	8,674
Loss on GSE debt extinguishment	102,990	—
Unrealized derivative market value adjustment, excluding equity forwards	(558,387)	(222,078)
Unrealized derivative market value adjustment — equity forwards	(335,271)	(113,084)
Provisions for losses	79,092	120,689
Mortgage loans originated	(1,072,098)	(1,281,910)
Proceeds from sales of mortgage loans	904,412	1,221,219
(Increase) in restricted cash	(669,030)	(134,704)
(Increase)/decrease in accrued interest receivable	(347,405)	21,078
Increase in accrued interest payable	69,093	25,221
Decrease in Retained Interest in securitized receivables, net	67,905	21,455
Decrease in other assets, goodwill and acquired intangible assets	216,268	153,496
(Decrease) in other liabilities	(252,873)	(222,782)

Total adjustments	(2,133,444)	(1,192,174)

Net cash (used in) provided by operating activities	(870,475)	76,957

Investing activities
Student loans acquired	(17,605,626)	(14,684,275)
Loans purchased from securitized trusts (primarily through loan consolidations)	(3,968,953)	(4,489,637)
Reduction of student loans:
Installment payments	3,844,999	2,913,412
Claims and resales	571,774	498,061
Proceeds from securitization of student loans treated as sales	12,475,726	12,248,554
Proceeds from sales of student loans	470,711	—
Academic facilities financings and other loans made	(391,058)	(306,517)
Academic facilities financings and other loans repaid	534,946	510,710
Purchases of available-for-sale securities	(192,762,310)	(185,352,094)
Proceeds from sales and maturities of available-for-sale securities	193,993,403	184,093,162
Purchases of held-to-maturity and other securities	(216,814)	(241,373)
Proceeds from maturities of held-to-maturity securities and sales and maturities of other securities	233,683	238,777
Return of investment from Retained Interest	372,833	220,212
Purchase of subsidiaries, net of cash acquired	(148,436)	(43,507)

Net cash used in investing activities	(2,595,122)	(4,394,515)

Financing activities
Short-term borrowings issued	290,798,033	564,157,806
Short-term borrowings repaid	(296,886,713)	(568,838,673)
Long-term notes issued	10,669,147	17,126,671
Long-term notes repaid	(13,746,106)	(16,123,885)
Borrowings collateralized by loans in trust	17,648,875	9,702,773
GSE debt extinguishment	(1,852,665)	—
Common stock issued	219,216	300,842
Premiums on equity forward contracts	—	(17,361)
Common stock repurchased	(703,596)	(747,263)
Common dividends paid	(241,909)	(190,925)
Preferred dividends paid	(8,625)	(8,625)

Net cash provided by financing activities	5,895,657	5,361,360

Net increase in cash and cash equivalents	2,430,060	1,043,802
Cash and cash equivalents at beginning of period	1,847,585	462,688

Cash and cash equivalents at end of period	$4,277,645	$1,506,490

Cash disbursements made for:
Interest	$787,628	$1,014,287

Income taxes	$546,843	$528,486

See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2004 and for the three and nine months ended
September 30, 2004 and 2003 is unaudited)
(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

1.    Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited, consolidated financial statements of SLM Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 2003 Annual Report on Form 10-K.

Privatization Act—GSE Wind-Down Update

        As of September 2004, the Company had substantially completed the Wind-Down of the GSE and, on November 1, 2004, the Company sent notices to the Secretary of Education and the Secretary of the Treasury that it intends to wind-down and dissolve the GSE on December 31, 2004 or as soon as practicable thereafter. On October 28, 2004, as part of the Wind-Down process, the GSE paid a cash dividend of $900 million to the Company.

        On June 30, 2004, the Company purchased FFELP student loans through non-GSE affiliates and as a result, the GSE was required by statute to terminate all such activity. As a result, the GSE is no longer a source of liquidity for the Company's purchase of student loans and the Company's GSE related financing activities will primarily consist of refinancing the remainder of its assets through non-GSE sources. All GSE debt that remains outstanding upon completion of these Wind-Down activities will be defeased through the creation of a fully collateralized trust, consisting of cash or financial instruments backed by the full faith and credit of the U.S. government with cash flows that provide for the interest and principal obligations of the defeased debt. Through September 30, 2004, the Company repurchased approximately $1.7 billion of GSE debt through a tender offer and recorded a loss of $103 million. Also in connection with the Wind-Down, the GSE will no longer issue short-term floating rate notes, but will continue to issue other short-term debt, as necessary, until all current GSE assets are refinanced. At September 30, 2004, the GSE had $4.7 billion in assets remaining, primarily consisting of cash and investments. The GSE has no student loans remaining on its balance sheet.

Reclassifications

        Certain reclassifications have been made to the balances as of and for the three and nine months ended September 30, 2003 to be consistent with classifications adopted for 2004.

Reclassifications of Realized Derivative Transactions

        In addition to unrealized gains and losses, the Financial Accounting Standards Board's (the "FASB's") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as "realized derivative transactions") that do not qualify as hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. The table below summarizes the reclassification of the realized derivative transactions for the three and nine months ended September 30, 2003.

(Dollars in millions)	Three months ended September 30, 2003	Nine months ended September 30, 2003
Reclassification of realized derivative transactions to derivative market value adjustment:
Net settlement expense on Floor Income Contracts reclassified from student loan income	$(93)	$(308)
Net settlement expense on Floor Income Contracts reclassified from servicing and securitization revenue	(56)	(138)
Net settlement income on interest rate swaps reclassified from interest expense	10	32
Net settlement expense on interest rate swaps reclassified from servicing and securitization revenue	(16)	(48)
Realized gain/loss on closed Eurodollar futures contracts and terminated derivative contracts reclassified from other income	(4)	(106)

Total reclassifications to the derivative market value adjustment	(159)	(568)
Add: Unrealized derivative market value adjustment	250	335

Derivative market value adjustment as reported	$91	$(233)

Recently Proposed Accounting Pronouncements

        In September 2004, the Emerging Issues Task Force (the "Task Force" or the "EITF") reached a consensus on EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF No. 04-8"), which addresses the timing of the inclusion of the dilutive effect of contingently convertible debt instruments ("Co-Cos") in diluted earnings per share. Co-Cos are generally convertible into the common shares of the issuer after the common stock share price exceeds a predetermined threshold for a specified time period, generally referred to as the market price trigger. EITF No. 04-8 requires the shares underlying the Co-Cos be included in diluted earnings per share computations regardless of whether the market price trigger has been met using the "if-converted" accounting method. EITF No. 04-8 is effective for reporting periods ending after December 15, 2004 with retroactive restatement to all required reporting periods. As a result, the Company will include the common shares underlying its Co-Cos in its diluted earnings per share computations for reporting periods ending after December 15, 2004 and will retroactively restate all required reporting periods at such time. The Company is currently evaluating the impact of EITF No. 04-8 on its consolidated financial statements as it relates to the Company's $2 billion Co-Cos issued in May 2003. The Company believes, however, that no investor would elect to convert this security into common stock when the conversion price is greater than the market price of the common stock.

        In March 2004, the EITF reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF No. 03-1"). EITF No. 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which may include maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. To date, the Company has not recorded any impairment related to this pronouncement.

        On September 30, 2004, the FASB decided to delay the effective date for the measurement and recognition guidance contained in EITF No. 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in EITF No. 03-1 was not delayed. The Company is monitoring the outcome of the reconsideration of EITF No. 03-1.

        In December 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP No. 03-3"). SOP No. 03-3 applies to acquired loans and debt securities where there has been evidence of deterioration in credit quality at the date of purchase and for which it is probable that the investor will not be able to collect all contractually required payments. It addresses the accounting for differences between the contractual cash flows of acquired loans and the cash flows expected to be collected from an investor's initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality.

        SOP No. 03-3 requires purchased loans and debt securities within its scope to be initially recorded at fair value and prohibits the recording of a valuation allowance at the date of purchase. It limits the yield that may be accreted as interest income on such loans to the excess of an investor's estimate of undiscounted expected principal, interest and other cash flows from the loan over the investor's initial investment in the loan. Subsequent increases in estimated future cash flows to be collected would be recognized prospectively in interest income through a yield adjustment over the remaining life of the loan. Decreases in estimated future cash flows to be collected would be recognized as an impairment expense or valuation allowance. SOP No. 03-3 primarily applies prospectively to loans acquired in fiscal years beginning after December 15, 2004. The Company is currently evaluating the effect of the adoption of SOP No. 03-3 on its consolidated financial statements.

Stock-Based Compensation

        The Company accounts for its employee stock options under the intrinsic value method of accounting as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company does not recognize compensation expense unless the exercise price of its employee stock options is less than the market price of the underlying stock on the date of grant. The Company grants all of its options at the fair market value of the underlying stock on the date of grant. Consequently, the Company has not recorded such expense in the periods presented. On March 31, 2004, the FASB issued its exposure draft, "Share-Based Payment, an amendment of FASB Statements No. 123 and 95," that addresses accounting for equity based compensation arrangements. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, and replace some of the existing requirements under SFAS No. 123, "Accounting for Stock-Based Compensation." The proposed statement would require that such arrangements are accounted for using a fair-value-based method of accounting and the related cost expensed over the corresponding service period. The FASB intends to issue the final statement by year-end 2004 which would be effective for interim or annual periods beginning after June 15, 2005.

        The fair values for the options granted in the three and nine months ended September 30, 2004 and 2003 were estimated at the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Risk free interest rate	2.97%	2.79%	2.58%	2.33%
Expected volatility	17.92%	24.33%	16.18%	25.14%
Expected dividend rate	1.71%	1.72%	1.68%	1.08%
Expected life of the option (in years)	3 years	3 years	3 years	3 years

        For pro forma compensation expense calculations, options that have vesting periods tied to the Company's stock price are assumed to vest ratably over the three-year historical vesting period or when the options vest, whichever occurs first.

        The following table summarizes pro forma disclosures for the three and nine months ended September 30, 2004 and 2003, as if the Company had accounted for employee and Board of Directors stock options granted subsequent to December 31, 1994 under the fair market value method as set forth in SFAS No. 123.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income attributable to common stock	$353,703	$477,013	$1,254,344	$1,260,506
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,381)	(14,722)	(32,460)	(73,353)

Pro forma net income attributable to common stock	$344,322	$462,291	$1,221,884	$1,187,153

Basic earnings per common share, after cumulative effect of accounting change	$.81	$1.06	$2.85	$2.78

Pro forma basic earnings per common share, after cumulative effect of accounting change	$.79	$1.03	$2.78	$2.62

Diluted earnings per common share, after cumulative effect of accounting change	$.80	$1.04	$2.80	$2.71

Pro forma diluted earnings per common share, after cumulative effect of accounting change	$.78	$1.00	$2.73	$2.55

        The decrease in the pro forma stock-based compensation expense is due to lower stock option grants in 2003 and 2004 versus 2002 and 2001, and to lower expected volatility in the Company's common stock share price, which lowered the valuation of the 2004 stock option grants.

2.    Allowance for Student Loan Losses

        The provisions for student loan losses represent the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the student loan portfolios. The evaluation of the provisions for student loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. The Company believes that the allowance for student loan losses is adequate to cover probable losses in the student loan portfolios.

        The following table summarizes changes in the allowance for student loan losses for both the Private Education Loan and federally insured student loan portfolios for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$197,159	$220,641	$211,709	$230,684
Additions
Provisions for student loan losses	39,921	39,780	103,995	116,935
Recoveries	3,729	3,574	9,891	10,042
Deductions
Reductions for student loan sales and securitizations	(4,056)	(5,478)	(35,887)	(65,050)
Charge-offs	(33,661)	(23,601)	(86,265)	(64,561)
Reduction in federal Risk Sharing allowance/provision for EP designation	(31,595)	—	(31,595)	—
Other	541	—	190	6,866

Balance at end of period	$172,038	$234,916	$172,038	$234,916

        In addition to the provisions for student loan losses, provisions for losses on other Company loans totaled $3 million and $2 million for the three months ended September 30, 2004 and 2003, respectively, and $7 million and $4 million for the nine months ended September 30, 2004 and 2003, respectively.

Allowance for FFELP Student Loan Losses

        Effective for a renewable one year period beginning on October 19, 2004, Sallie Mae Servicing, the Company's student loan servicing division was designated as an Exceptional Performer ("EP") by the U.S. Department of Education ("DOE") in recognition of meeting certain performance standards set by the DOE in servicing FFELP loans. As a result of this designation, the Company will receive 100 percent reimbursement on default claims on federally guaranteed student loans that were serviced by Sallie Mae Servicing for a period of at least 270 days before the date of default and will no longer be subject to the two percent Risk Sharing on these loans. The Company is entitled to receive this benefit as long as the Company remains in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria. The EP designation applies to all FFELP loans that are serviced by the Company as well as default claims on federally guaranteed student loans that the Company owns but are serviced by other service providers with the EP designation. At September 30, 2004, approximately 98 percent of the Company's federally insured loans are no longer subject to Risk Sharing. As a result of this designation, the Company has reduced the balance in the Risk Sharing allowance for loan losses by $32 million with an equal reduction in the third quarter provision for loan losses.

Allowance for Private Education Loan Losses

        The allowance for Private Education Loan losses is an estimate of losses in the portfolio at the balance sheet date that will be charged off in subsequent periods. The Company estimates its losses by analyzing historical data from its Private Education Loan portfolios, extrapolating FFELP loan loss data, and considering current trends and relevant industry information. As the Company's Private Education Loan portfolios continue to mature, more reliance is placed on its own historical charge-off and recovery data. The Company uses this data in internally developed models to estimate losses, net of subsequent collections, projected to occur in the Private Education Loan portfolios.

        The following table summarizes changes in the allowance for Private Education Loan losses for the three months and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)
	2004	2003	2004	2003
Allowance at beginning of period	$155	$160	$166	$181
Provision for loan losses	40	27	100	82
Other	—	14	—	21
Charge-offs	(32)	(21)	(81)	(58)
Recoveries	4	3	10	8

Net charge-offs	(28)	(18)	(71)	(50)

Balance before securitization of Private Education Loans	167	183	195	234
Reduction for securitization of Private Education Loans	—	—	(28)	(51)

Allowance at end of period	$167	$183	$167	$183

Net charge-offs as a percentage of average loans in repayment (annualized)	4.89%	3.03%	3.97%	2.45%
Allowance as a percentage of the ending total loan balance	3.38%	3.51%	3.38%	3.51%
Allowance as a percentage of ending loans in repayment	7.16%	7.35%	7.16%	7.35%
Allowance coverage of net charge-offs (annualized)	1.51	2.47	1.74	2.75
Average total loans	$4,401	$4,821	$4,640	$5,206
Ending total loans	$4,939	$5,207	$4,939	$5,207
Average loans in repayment	$2,264	$2,445	$2,407	$2,713
Ending loans in repayment	$2,328	$2,487	$2,328	$2,487

Delinquencies

        The table below presents the Company's Private Education Loan delinquency trends as of September 30, 2004 and 2003. Forbearances and delinquencies result in increased servicing and collection costs and have the potential to adversely impact earnings if the account charges off.

	September 30,
	2004		2003
(Dollars in millions)
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,438		$2,433
Loans in forbearance(2)	173		287
Loans in repayment and percentage of each status:
Loans current	2,051	88.1%	2,232	89.7%
Loans delinquent 30-59 days(3)	94	4.0	106	4.3
Loans delinquent 60-89 days	63	2.7	59	2.4
Loans delinquent 90 days or greater	120	5.2	90	3.6

Total Private Education Loans in repayment	2,328	100.0%	2,487	100.0%

Total Private Education Loans	4,939		5,207
Private Education Loan allowance for losses	(167)		(183)

Private Education Loans, net	$4,772		$5,024

Percentage of Private Education Loans in repayment	47.1%		47.8%

Delinquencies as a percentage of Private Education Loans in repayment	11.9%		10.3%

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

3.    Student Loan Securitization

Changes in Accounting Estimates Affecting the Residual Interest in Securitized Loans

        The Company updated certain assumptions during the third quarter of 2004 that it uses in the valuation of the Residual Interest. The following are the significant assumption changes that were made:

	As of September 30, 2004	As of December 31, 2003
FFELP Stafford CPR	20% – 2004/2005	20% – 2004
	15% – 2006	15% – 2005
	6% – thereafter	6% – thereafter
FFELP expected credit losses (as a % of securitized loan balance outstanding)	0%	.17%

        The FFELP Stafford CPR assumption was increased to account for the continued high levels of Consolidation Loan activity. The Company lowered its assumption of expected FFELP credit losses to zero percent to reflect the effect of the EP designation on Sallie Mae serviced FFELP loans in the trusts. The EP designation is discussed in more detail above in "Allowance for FFELP Student Loan Losses." In total, the change in the fair value of the Company's Residual Interests due to all assumption changes as of September 30, 2004 when compared to prior assumptions, was a decrease of $11 million.

        Key assumptions used in estimating the fair value of Residual Interests at the date of securitization for securitization transactions that qualified as sales during the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three months ended September 30,
	2004			2003
	FFELP Stafford	Consolidation(1)	Private Credit(1)	FFELP Stafford	Consolidation(1)	Private Credit(1)
Prepayment speed	**	—	—	9%	—	—
Weighted-average life (in years)	4.1	—	—	4.6	—	—
Expected credit losses (% of principal securitized)	.06%	—	—	.51%	—	—
Residual cash flows discounted at (weighted average)	12%	—	—	12%	—	—
	Nine months ended September 30,
	2004			2003
	FFELP Stafford	Consolidation(1)	Private Credit(1)	FFELP Stafford	Consolidation(1)	Private Credit(1)
Prepayment speed	**	—	6%	9%	7%	6%
Weighted-average life (in years)	4.2	—	7.2	4.6	8.0	6.5
Expected credit losses (% of principal securitized)	.12%	—	4.72%	.52%	.75%	3.96%
Residual cash flows discounted at (weighted average)	12%	—	12%	12%	6%	12%

(1)
No securitizations in the period, or such securitizations did not qualify for sale treatment.
**
As previously discussed, the Company updated certain assumptions used to value the Residual Interest during the third quarter 2004. As a result, securitizations through August 2004 used a CPR of 20 percent for 2004, 15 percent for 2005, and 6 percent thereafter. Securitizations in September 2004 used a CPR of 20 percent for 2004 through 2005, 15 percent for 2006 and 6 percent thereafter.

Securitization Activity

        The Company actively securitizes its student loan assets, and for transactions qualifying as sales, retains a Residual Interest, servicing rights and in some cases, reserve and other cash accounts, all of which are referred to as the Company's Retained Interest in securitized receivables.

        The following table summarizes the Company's securitization activity for the three and nine months ended September 30, 2004 and 2003. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three months ended September 30,
	2004				2003
(Dollars in millions)	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %
Sales:
FFELP Stafford/PLUS loans	2	$4,500	$64	1.4%	2	$3,511	$40	1.1%
Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	—	—	—	—

Total securitizations—sales	2	4,500	$64	1.4%	2	3,511	$40	1.1%

Financings:
Asset-backed commercial paper(1)	—	—			—	—
Consolidation Loans(2)	1	2,210			2	5,513

Total securitizations—financings	1	2,210			2	5,513

Total securitizations	3	$6,710			4	$9,024

	Nine months ended September 30,
	2004				2003
(Dollars in millions)	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %
Sales:
FFELP Stafford/PLUS loans	4	$10,002	$134	1.3%	4	$5,772	$72	1.3%
Consolidation Loans	—	—	—	—	2	4,256	434	10.2
Private Education Loans	2	2,535	241	9.5	2	2,253	153	6.8

Total securitizations—sales	6	12,537	$375	3.0%	8	12,281	$659	5.4%

Financings:
Asset-backed commercial paper(1)	1	4,186			—	—
Consolidation Loans(2)	5	13,224			4	9,825

Total securitizations—financings	6	17,410			4	9,825

Total securitizations	12	$29,947			12	$22,106

(1)
The asset-backed commercial paper program is a revolving 364-day multi-seller conduit that allows the Company to borrow up to $5 billion with annual extensions. The Company may purchase loans out of this trust at its discretion, and as a result, the trust is not a qualifying special purpose entity ("QSPE") and the securitization was accounted for on-balance sheet as a Variable Interest Entity ("VIE").

(2)
In certain Consolidation Loan securitization structures, the Company holds rights that can affect the remarketing of the bonds that are not significantly limited and as a result, these securitizations did not qualify as QSPEs. Accordingly, they are accounted for on-balance sheet as VIEs.

        The following table summarizes the fair value of the Company's Retained Interests along with the underlying student loans that relate to those securitizations that were treated as sales.

	As of September 30, 2004		As of December 31, 2003
(Dollars in millions)	Retained Interest Fair Value	Underlying Securitized Loan Balance	Retained Interest Fair Value	Underlying Securitized Loan Balance
FFELP Stafford/PLUS loans	$1,125	$29,869	$1,023	$26,420
Consolidation Loans	740	7,548	994	8,076
Private Education Loans	645	6,316	459	3,983

Total(1)(2)(3)	$2,510	$43,733	$2,476	$38,479

(1)
Unrealized gains (pre-tax) included in accumulated other comprehensive income related to the Retained Interests totaled $544 million and $443 million as of September 30, 2004 and December 31, 2003, respectively.

(2)
Includes $549 million and $727 million related to the fair value of the Embedded Floor Income as of September 30, 2004 and December 31, 2003.

(3)
The Company recorded $61 million and $20 million of impairment related to the Retained Interests for the nine months ended September 30, 2004 and 2003, respectively. These impairment charges are recorded as a loss and are included as a reduction to securitization revenue. The impairment charge for 2004 is primarily the result of (a) FFELP Stafford loans continuing to consolidate at levels faster than projected resulting in $28 million of impairment and (b) rising interest rates during the second quarter 2004 which decreased the value of the Floor Income component of the Company's Retained Interest resulting in $33 million of impairment. Impairment for 2003 was primarily due to FFELP Stafford loans prepaying faster than projected.

        In addition to student loans in off-balance sheet trusts, the Company had $30 billion and $16 billion of securitized student loans outstanding (face amount) as of September 30, 2004 and December 31, 2003, respectively, in on-balance sheet securitization trusts.

4.    Common Stock

        The following table summarizes the Company's common share repurchase and equity forward activity for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
(Common shares in millions)
	2004	2003	2004	2003
Common shares repurchased:
Open market	—	.5	.5	5.5
Equity forwards(1)	11.4	1.0	24.8	16.1
Benefit plans	.1	.7	1.0	2.3

Total shares repurchased	11.5	2.2	26.3	23.9

Average purchase price per share	$38.91	$40.53	$36.21	$31.19

Common shares issued	1.8	2.3	7.9	16.8

Equity forward contracts:
Outstanding at beginning of period	47.2	33.1	43.5	28.7
New contracts	12.3	8.1	29.4	27.6
Exercises(1)	(11.4)	(1.0)	(24.8)	(16.1)

Outstanding at end of period	48.1	40.2	48.1	40.2

Board of Director authority remaining at end of period	8.4	47.0	8.4	47.0

(1)
During September 2004, the Company accelerated equity forward contracts covering 53.4 million shares of its common stock. The Company net settled these contracts by receiving 6.7 million shares which equaled the intrinsic value of the equity forward contracts that were accelerated. Simultaneously, with the acceleration of these equity forward contracts, the Company entered into new equity forward contracts with the same counterparties covering 46.7 million shares of its common stock. The purchase prices related to these new equity forward contracts were the current market prices of the Company's stock when such contracts were entered into. The net reduction of equity forward contracts outstanding from this transaction of 6.7 million shares is shown net in the "exercises" row of the table.

        In October 2004, the Board of Directors voted to authorize the repurchase of up to an additional 30 million shares of the Company's common stock, in addition to the remaining authority at September 30, 2004.

        As of September 30, 2004, the expiration dates and purchase prices for outstanding equity forward contracts were as follows:

Year of maturity	Outstanding contracts	Range of purchase prices	Average purchase price
	(in millions)
2006	11.1	$39.74 – $43.75	$43.16
2007	12.0	43.24 – 43.75	43.47
2008	9.1	43.48 – 43.75	43.56
2009	15.9	43.24 – 44.33	43.59

	48.1		$43.46

        The closing price of the Company's common stock on September 30, 2004 was $44.60.

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

        The following table reflects basic and diluted EPS for the three and nine months ended September 30, 2004 and 2003.

	Net Income Attributable to Common Stock	Average Shares	Earnings per Share
Three months ended September 30, 2004
Basic EPS, after cumulative effect of accounting change	$353,703	435,764	$.81
Dilutive effect of stock options, equity forwards, deferred compensation, and ESPP shares	—	8,379	(.01)

Diluted EPS, after cumulative effect of accounting change	$353,703	444,143	$.80

Three months ended September 30, 2003
Basic EPS, after cumulative effect of accounting change	$477,013	450,725	$1.06
Dilutive effect of stock options, warrants, equity forwards, deferred compensation, and ESPP shares	—	9,922	(.02)

Diluted EPS, after cumulative effect of accounting change	$477,013	460,647	$1.04

	Net Income Attributable to Common Stock	Average Shares	Earnings per Share
Nine months ended September 30, 2004
Basic EPS, after cumulative effect of accounting change	$1,254,344	439,430	$2.85
Dilutive effect of stock options, equity forwards, deferred compensation, and ESPP shares	—	8,581	(.05)

Diluted EPS, after cumulative effect of accounting change	$1,254,344	448,011	$2.80

Nine months ended September 30, 2003
Basic EPS, after cumulative effect of accounting change	$1,260,506	453,139	$2.78
Dilutive effect of stock options, warrants, equity forwards, deferred compensation, and ESPP shares	—	11,986	(.07)

Diluted EPS, after cumulative effect of accounting change	$1,260,506	465,125	$2.71

        At September 30, 2004, the Company had $2 billion Co-Cos outstanding, that are convertible, under certain conditions, into shares of SLM common stock at an initial conversion price of $65.98. The investors generally can only convert the debentures if the Company's common stock has appreciated to 130 percent of the conversion price for a prescribed period, or the Company calls the debentures. Diluted EPS for all periods presented excludes the potential dilutive effect of the Company's outstanding Co-Cos for the three and nine months ended September 30, 2004 and 2003.

EITF No. 04-8 will require the shares underlying the Co-Cos to be included in diluted EPS, effective for reporting periods ending after December 15, 2004 with retroactive restatement to all required reporting periods (see Note 1, "Significant Accounting Policies—Recently Proposed Accounting Pronouncements").

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

5.    Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

        The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at September 30, 2004 and December 31, 2003, and their impact on other comprehensive income and earnings for the three and nine months ended September 30, 2004 and 2003. At September 30, 2004 and December 31, 2003, $742 million and $158 million (fair value), respectively, of available-for-sale investment securities and $148 million and $31 million, respectively, of cash were pledged as collateral against these derivative instruments.

	Cash Flow		Fair Value		Trading		Total
	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
(Dollars in millions)
Fair Values
Interest rate swaps	$7	$(4)	$(139)	$(182)	$(111)	$(133)	$(243)	$(319)
Floor/Cap contracts	—	—	—	—	(761)	(1,168)	(761)	(1,168)
Futures	(1)	(76)	—	—	(3)	(40)	(4)	(116)
Equity forwards	—	—	—	—	47	48	47	48
Cross currency interest rate swaps	—	—	379	281	—	—	379	281

Total	$6	$(80)	$240	$99	$(828)	$(1,293)	$(582)	$(1,274)

(Dollars in billions)
Notional Values
Interest rate swaps	$5.6	$1.6	$13.1	$16.8	$80.3	$74.2	$99.0	$92.6
Floor/Cap contracts	—	—	—	—	36.0	34.1	36.0	34.1
Futures	.8	8.2	—	—	10.2	23.1	11.0	31.3
Cross currency interest rate swaps	—	—	12.5	4.1	—	—	12.5	4.1
Other(1)	—	—	—	—	2.0	2.0	2.0	2.0

Total	$6.4	$9.8	$25.6	$20.9	$128.5	$133.4	$160.5	$164.1

(Shares in millions)
Contracts
Equity forwards	—	—	—	—	48.1	43.5	48.1	43.5

(1)
"Other" consists of an embedded derivative bifurcated from the convertible debenture issuance that relates primarily to certain contingent interest and conversion features of the debt. The embedded derivative has had zero fair value since inception.

	Three months ended September 30,
	Cash Flow		Fair Value			Trading		Total
(Dollars in millions)
	2004	2003	2004		2003	2004	2003	2004	2003
Changes to accumulated other comprehensive income, net of tax
Hedge ineffectiveness reclassified to earnings	$5	$—	$—		$—	$—	$—	$5	$—
Change in fair value to cash flow hedges	17	2	—		—	—	—	17	2
Amortization of effective hedges(1)	10	3	—		—	—	—	10	3
Discontinued Hedges	1	—	—		—	—	—	1	—

Change in accumulated other comprehensive income, net	$33	$5	$—		$—	$—	$—	$33	$5

Earnings Summary
Amortization of closed futures contracts' gains/losses in interest expense(2)	$(15)	$(5)	$—		$—	$—	$—	$(15)	$(5)
Recognition of futures losses related to tendered debt	(8)	—	—		—	—	—	(8)	—
Derivative market value adjustment—Realized(3)	—	—	—		—	(154)	(159)	(154)	(159)
Derivative market value adjustment—Unrealized	—	—	(1	)(4)	—	228	250	227	250

Total earnings impact	$(23)	$(5)	$(1)		$—	$74	$91	$50	$86

	Nine months ended September 30,
	Cash Flow		Fair Value				Trading		Total
(Dollars in millions)
	2004	2003	2004		2003		2004	2003	2004	2003
Changes to accumulated other comprehensive income, net of tax
Hedge ineffectiveness reclassified to earnings	$8	$(1)	$—		$—		$—	$—	$8	$(1)
Change in fair value to cash flow hedges	10	(11)	—		—		—	—	10	(11)
Amortization of effective hedges(1)	17	12	—		—		—	—	17	12
Discontinued hedges	1	5	—		—		—	—	1	5

Change in accumulated other comprehensive income, net	$36	$5	$—		$—		$—	$—	$36	$5

Earnings Summary
Amortization of closed futures contracts' gains/losses in interest expense(2)	$(26)	$(19)	$—		$—		$—	$—	$(26)	$(19)
Recognition of futures losses related to tendered debt	(8)	—	—		—		—	—	(8)	—
Derivative market value adjustment—Realized(3)	(4)	(7)	—		—		(547)	(561)	(551)	(568)
Derivative market value adjustment—Unrealized	—	1 (4)	(4	)(4)	4	(4)	897	330	893	335

Total earnings impact	$(38)	$(25)	$(4)		$4		$350	$(231)	$308	$(252)

(1)
The Company expects to amortize $30 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging debt instruments that were outstanding after September 30, 2004.

(2)
For futures contracts that qualify as SFAS No. 133 hedges where the hedged transaction occurs.

(3)
Includes net settlement income/expense and realized gains and losses related to trading derivatives and ineffectiveness related to cash flow hedges.

(4)
The change in fair value of cash flow and fair value hedges recorded through earnings represents amounts related to ineffectiveness.

6.    Pension Plans

      Under the Company's qualified and supplemental pension plans for eligible employees (the "Pension Plans"), participants accrue benefits under a cash balance formula. Under the formula, each participant has an account, for record keeping purposes only, to which credits are allocated each payroll period based on a percentage of the participant's compensation for the current pay period. The applicable percentage is determined by the participant's number of years of service with the Company. If an individual participated in the Company's prior pension plan as of September 30, 1999 and met certain age and service criteria, the participant ("grandfathered participant") will receive the greater of the benefits calculated under the prior plans, which uses a final average pay plan method, or the current Pension Plans under the cash balance formula.

        Effective July 1, 2004, the Pension Plans were frozen with respect to new entrants and participants with less than five years of service. No further benefits will accrue with respect to such participants under the Pension Plans, other than interest accruals on cash balance accounts. Accordingly, at July 1, 2004, the Company recorded a net curtailment gain of $4.5 million. Over the next five years, the Pension Plans will be frozen with respect to additional participants based on years of service. Employees as of June 30, 2004 who have five to nine years of service will continue to accrue benefits under the Pension Plans until June 30, 2006, while employees as of June 30, 2004 who have ten or more years of service will continue to accrue benefits under the Pension Plans through June 30, 2009. In response to this change in the Company's pension benefits, the Company increased the employer contribution in its defined contribution plan. Management believes that the net benefit from these changes in Pension Plans will mitigate projected increases in health plan costs.

Components of Net Periodic Pension Cost

        Net periodic pension cost for the Company's Pension Plans and the Board of Directors supplemental pension plan, which was frozen in 1995, for the three and nine months ended September 30, 2004 and 2003 included the following components:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Service cost—benefits earned during the period	$2,287	$2,776	$8,574	$8,327
Interest cost on project benefit obligations	2,797	2,587	8,426	7,762
Expected return on plan assets	(3,994)	(3,208)	(11,679)	(9,624)
Net amortization and deferral	(309)	(165)	(1,067)	(495)

Net periodic pension cost	781	1,990	4,254	5,970
Curtailment gain	(4,506)	—	(4,506)	—

Total net periodic pension (income) cost	$(3,725)	$1,990	$(252)	$5,970

Employer Contributions

        The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it did not expect to contribute to its qualified pension plan (the "Qualified Plan") in 2004. As of September 30, 2004, the Company had made no contributions to its Qualified Plan.

7.    Contingencies

        The Company and various affiliates were defendants in a lawsuit brought by College Loan Corporation ("CLC") in the United States District Court for the Eastern District of Virginia alleging various breach of contract and common law tort claims in connection with CLC's consolidation loan activities. The Complaint sought compensatory damages of at least $60 million. On June 25, 2003, the jury returned a verdict in favor of the Company on all counts. CLC subsequently filed an appeal. Oral argument, before the U.S. Court of Appeals for the Fourth Circuit, was held on June 4, 2004 and on September 26, 2004. The Court of Appeals has not yet issued a decision in the case.

        The Company was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit sought to bring a nationwide class action on behalf of all borrowers who allegedly paid "undisclosed improper and excessive" late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of two million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 28, 2003, the trial court granted the Company's motion to dismiss the complaint in its entirety. The Court of Appeals affirmed the Superior Court's decision granting the Company's motion to dismiss the complaint, but granted the plaintiffs leave to re-plead the first count, which alleged violations of the D.C. Consumer Protection Procedures Act. The Court of Appeals affirmed the dismissal of the remaining two counts with prejudice. On September 15, 2004, the plaintiffs filed an amended class action complaint. On October 14, 2004, the Company filed a motion to dismiss the amended complaint for failure to state a claim and non-compliance with the Court of Appeals' ruling.

        In July 2003, a borrower in California filed a class action complaint against the Company and certain of its affiliates in state court in San Francisco in connection with a monthly payment amortization error discovered by the Company in the fourth quarter of 2002. The complaint asserts claims under the California Business and Professions Code and other California statutory provisions. The complaint further seeks certain injunctive relief and restitution. On May 14, 2004, the court issued an order dismissing two of the three counts of the complaint. The case is currently in the discovery phase.

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

        The Company is also subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed. In addition, the collections subsidiaries in the Company's debt management operation group are occasionally named in lawsuits in which the plaintiffs allege that the Company has violated a federal or state law in the process of collecting their account. It is not unusual for these subsidiaries to be named in a class action lawsuit relating to these allegations. Management believes that these claims, lawsuits and other actions will not have a material adverse effect on the Company's business, financial condition or results of operations.

8.    Acquisitions

        During the third quarter of 2004, the Company completed one acquisition and announced two additional acquisitions. The Company will account for these transactions under the purchase method of accounting as defined in SFAS No. 141, "Business Combinations," and allocate the purchase price to the fair market value of the assets acquired, including identifiable intangible assets and goodwill.

Arrow Financial Services

        On September 15, 2004, the Company acquired 64 percent of Arrow Financial Services, a full-service, accounts receivable management company that purchases charged-off debt, conducts contingency collection work and performs third-party receivables servicing across a number of consumer asset classes, for a purchase price of approximately $165 million. Under the terms of the agreement, the Company has the option to purchase the remaining interest in Arrow Financial Services over a three-year period. The acquisition will be accounted for under the purchase accounting method and the purchase price will be allocated to tangible and intangible assets based on their fair market values when the independent appraisal is complete.

        Arrow Financial Services employs nearly 1,400 individuals at locations in Niles, Illinois; Gaithersburg, Maryland; San Diego, California; Whitewater, Wisconsin; and Rockville Centre, New York. It will retain its brand and senior management team.

Southwest Student Services Corporation

        On October 15, 2004, the Company completed its purchase of the outstanding stock of Southwest Student Services Corporation ("Southwest") from the Helios Education Foundation. The transaction includes Southwest's $4.8 billion student loan portfolio, its Phoenix-based loan origination and servicing center and its sales and marketing operations. In addition to the student loan portfolio, the purchase will expand the Company's loan origination capability and broaden its market reach.

        Southwest provides for the origination, funding, acquisition and servicing of education loans. It is among the top 30 originators of federal student loans, issuing approximately $300 million in Stafford and PLUS loans and $1.5 billion in Consolidation Loans annually, and it is the nation's ninth largest holder of federal student loans. Southwest provides student loans and related services nationally with a primary focus on colleges and universities in Arizona and Florida. Southwest employs nearly 300 individuals.

Student Loan Finance Association

        On September 23, 2004, the Company announced its intent to purchase the secondary market and related businesses of Education Assistance Foundation ("EAF") and its affiliate, Student Loan Finance Association ("SLFA"). SLFA is a Northwest regional leader in education loan funding and acquisition. The transaction includes SLFA's $1.6 billion student loan portfolio and an origination franchise that generates $50 million of student loan volume annually. In addition, as a part of this transaction, the Company will enter into a full service guarantor servicing contract with EAF's affiliate, Northwest Education Association ("NELA"), a guarantee agency for FFELP student loans that serves the Pacific Northwest. In a related transaction, NELA will become an affiliate of United Student Aid Funds ("USAF"), the Company's largest guarantor servicing client. The Company expects to close the transaction in two steps. The first step, which will include NELA and a portion of the SLFA assets, is expected to close by the end of 2004. The balance of the transactions is expected to close in 2005.

9.    Bank One/JPMorgan Chase Merger

        On July 30, 2004, following the merger of JPMorgan Chase and Bank One, the Company and Bank One entered into a comprehensive agreement under which (i) certain agreements between the parties were terminated in consideration for Bank One agreeing to pay termination fees of $23 million, including a $14 million fee to terminate a marketing services agreement and a $9 million fee to terminate a loan purchase agreement, and (ii) the ExportSS agreement between the parties was extended by more than three years. The separate joint venture agreement with JPMorgan Chase was not affected by the merger. Under its terms, by year end 2004, the Company will offer JPMorgan Chase new loan purchase and servicing terms for a five-year period beginning September 2007. If the Company and JPMorgan Chase are unable to mutually agree upon such terms by May 31, 2005, then either party may trigger a "Dutch auction" process. Under that process, the electing party offers to purchase the other party's 50 percent interest or sell its 50 percent interest in the joint venture at a specified price. The non-electing party then has the right to either sell its interest in the joint venture or purchase the electing party's interest, in either case at the originally offered price. If the Company is the successful purchaser in a Dutch auction, then for a two-year period following the closing:

  •
  JPMorgan Chase may not compete with the Company in the marketing, purchasing, servicing or ownership of education loans (except with respect to the continuation of business activities under the Bank One name or the name of any other entity with which JPMorgan Chase affiliates),

  •
  the Company may use certain Chase trademarks for a nominal annual fee, and

  •
  the Company acquires all rights to make additional FFELP student loans (serial loans) to customers of the joint venture.

        If JPMorgan Chase is the successful purchaser in a Dutch auction, then for a two-year period following the closing:

  •
  it may use certain Sallie Mae trademarks for a nominal annual fee (but the Company would not be constrained by any non-compete restriction), and

  •
  the Company would be required to act as origination and servicing agent for JPMorgan Chase at market rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and nine months ended September 30, 2004 and 2003
(Dollars in millions, except per share amounts, unless otherwise stated)

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

  •
  access to the capital markets at favorable spreads; and

  •
  our operating execution and efficiencies, including errors, omissions, and breakdowns in internal control.

        We have provided the discussion of the GSE within the context of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") because we have substantially completed the Wind-Down of the GSE and have ceased all operating activities such that the GSE is no longer a source of liquidity for the Company's purchase of student loans. For the remainder of 2004, GSE activities will consist of repurchasing long-term GSE debt and preparing for the completion of the Wind-Down, now scheduled to occur December 31, 2004 or as soon as practicable thereafter. All GSE debt that remains outstanding upon completion of these Wind-Down activities will be defeased through the creation of a fully collateralized trust, consisting of cash or financial instruments backed by the full faith and credit of the U.S. government with cash flows that match the interest and principal obligations of the defeased debt. At September 30, 2004, the GSE had $4.7 billion in assets remaining, consisting primarily of investments, cash and cash equivalents, which represents four percent of total Managed assets. The GSE no longer holds student loans. MD&A disclosures applicable solely to the GSE are included at the end of this MD&A in the section titled "STUDENT LOAN MARKETING ASSOCIATION."

        The liquidity provided to the Company by the GSE has been replaced by non-GSE financing, including securitizations originated by non-GSE subsidiaries of SLM Corporation. The GSE will no longer sponsor securitizations of student loans. (See also "LIQUIDITY AND CAPITAL RESOURCES" for further discussion of the effects of the GSE Wind-Down.)

        The GSE has no employees, so the management of its operations is provided by the Company under a management services agreement. We also serviced the majority of the GSE's student loans under a servicing agreement between the GSE and Sallie Mae, Inc., a wholly owned, non-GSE subsidiary of SLM Corporation which includes the division of Sallie Mae Servicing.

        See "STUDENT LOAN MARKETING ASSOCIATION—Privatization Act—GSE Wind-Down" for a more detailed discussion of the GSE and the progress of the Company's Wind-Down effort.

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
	2004	2003	$	%	2004	2003	$	%
Net interest income	$313	$333	$(20)	(6)%	$967	$1,034	$(67)	(6)%
Less: provisions for losses	11	41	(30)	(73)	79	121	(42)	(35)

Net interest income after provisions for losses	302	292	10	3	888	913	(25)	(3)
Gains on student loan securitizations	64	40	24	60	375	659	(284)	(43)
Servicing and securitization revenue	159	146	13	9	419	535	(116)	(22)
Losses on securities, net	(33)	(2)	(31)	(1,550)	(37)	(9)	(28)	(311)
Derivative market value adjustment	73	91	(18)	(20)	342	(233)	575	247
Guarantor servicing fees	33	40	(7)	(18)	92	101	(9)	(9)
Debt management fees	79	78	1	1	229	190	39	21
Loss on GSE debt extinguishment	(103)	—	(103)	(100)	(103)	—	(103)	(100)
Other income	91	54	37	69	223	169	54	32
Operating expenses	211	184	27	15	626	553	73	13
Income taxes	97	205	(108)	(53)	539	633	(94)	(15)
Cumulative effect of accounting change	—	130	(130)	(100)	—	130	(130)	(100)

Net income	357	480	(123)	(26)	1,263	1,269	(6)	—
Preferred stock dividends	3	3	—	—	9	8	1	13

Net income attributable to common stock	$354	$477	$(123)	(26)%	$1,254	$1,261	$(7)	(1)%

Basic earnings per common share	$.81	$1.06	$(.25)	(24)%	$2.85	$2.78	$.07	3%

Diluted earnings per common share	$.80	$1.04	$(.24)	(23)%	$2.80	$2.71	$.09	3%

Dividends per common share	$.19	$.17	$.02	12%	$.55	$.42	$.13	31%

Condensed Balance Sheets

			Increase (decrease)
	September 30, 2004	December 31, 2003
			$	%
Assets
Federally insured student loans, net	$49,497	$45,577	$3,920	9%
Private Education Loans, net	4,772	4,470	302	7
Academic facilities financings and other loans, net	995	1,031	(36)	(3)
Cash and investments	7,522	6,896	626	9
Restricted cash and investments	1,831	1,106	725	66
Retained Interest in securitized receivables	2,510	2,476	34	1
Goodwill and acquired intangible assets, net	753	592	161	27
Other assets	3,079	2,463	616	25

Total assets	$70,959	$64,611	$6,348	10%

Liabilities and Stockholders' Equity
Short-term borrowings	$4,399	$18,735	$(14,336)	(77)%
Long-term notes	61,040	39,808	21,232	53
Other liabilities	2,605	3,438	(833)	(24)

Total liabilities	68,044	61,981	6,063	10

Minority interest in subsidiary	15	—	15	100
Stockholders' equity before treasury stock	4,507	3,180	1,327	42
Common stock held in treasury at cost	1,607	550	1,057	192

Total stockholders' equity	2,900	2,630	270	10

Total liabilities and stockholders' equity	$70,959	$64,611	$6,348	10%

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

	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
	2004	2003	$	%	2004	2003	$	%
Interest income
Student loans	$605	$519	$86	17%	$1,719	$1,624	$95	6%
Academic facilities financings and other loans	18	19	(1)	(5)	55	59	(4)	(7)
Investments	62	39	23	59	158	109	49	45
Taxable equivalent adjustment	1	3	(2)	(67)	5	11	(6)	(55)

Total taxable equivalent interest income	686	580	106	18	1,937	1,803	134	7
Interest expense	372	244	128	52	964	759	205	27

Taxable equivalent net interest income	$314	$336	$(22)	(7)%	$973	$1,044	$(71)	(7)%

Average Balance Sheets

        The following tables reflect the rates earned on interest earning assets and paid on interest bearing liabilities for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,
	2004		2003
	Balance	Rate	Balance	Rate
Average Assets
Federally insured student loans	$50,121	4.14%	$40,018	4.34%
Private Education Loans	4,401	7.53	4,821	6.72
Academic facilities financings and other loans	943	7.98	1,135	7.09
Cash and investments	12,238	2.02	8,383	1.92

Total interest earning assets	67,703	4.03%	54,357	4.23%

Non-interest earning assets	6,409		6,210

Total assets	$74,112		$60,567

Average Liabilities and Stockholders' Equity
Six month floating rate notes	$1,259	1.58%	$3,087	1.06%
Other short-term borrowings	4,554	2.63	24,729	1.57
Long-term notes	62,428	2.15	26,892	2.03

Total interest bearing liabilities	68,241	2.17%	54,708	1.77%

Non-interest bearing liabilities	3,080		3,078
Stockholders' equity	2,791		2,781

Total liabilities and stockholders' equity	$74,112		$60,567

Net interest margin		1.84%		2.45%

	Nine months ended September 30,
	2004		2003
	Balance	Rate	Balance	Rate
Average Assets
Federally insured student loans	$49,433	4.01%	$39,187	4.66%
Private Education Loans	4,640	6.81	5,206	6.60
Academic facilities financings and other loans	996	7.69	1,154	7.27
Cash and investments	11,333	1.89	6,384	2.43

Total interest earning assets	66,402	3.90%	51,931	4.64%

Non-interest earning assets	6,479		5,612

Total assets	$72,881		$57,543

Average Liabilities and Stockholders' Equity
Six month floating rate notes	$2,040	1.21%	$2,987	1.17%
Other short-term borrowings	10,895	1.97	23,068	1.59
Long-term notes	53,992	1.94	26,226	2.34

Total interest bearing liabilities	66,927	1.92%	52,281	1.94%

Non-interest bearing liabilities	3,235		2,886
Stockholders' equity	2,719		2,376

Total liabilities and stockholders' equity	$72,881		$57,543

Net interest margin		1.96%		2.69%

        The decrease in the net interest margin from the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2004 was primarily due to the decrease in Floor Income and other student loan spread related items as discussed under "Student Loans—Student Loan Spread Analysis After Reclassification of Realized Derivative Transactions—Non-GAAP Presentation." The decrease in the net interest margin was also due to the increase in lower yielding short-term investments caused by the build up of non-GSE funding in anticipation of the early completion of the GSE Wind-Down.

Rate/Volume Analysis

        The following rate/volume analysis illustrates the relative contribution of changes in interest rates and asset volumes.

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
Three months ended September 30, 2004 vs. three months ended September 30, 2003
Taxable equivalent interest income	$106	$(10)	$116
Interest expense	128	33	95

Taxable equivalent net interest income	$(22)	$(43)	$21

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
Nine months ended September 30, 2004 vs. nine months ended September 30, 2003
Taxable equivalent interest income	$134	$(279)	$413
Interest expense	205	(127)	332

Taxable equivalent net interest income	$(71)	$(152)	$81

Reclassification of Realized Derivative Transactions—Non-GAAP Presentation

        In addition to unrealized gains and losses, the Financial Accounting Standards Board's ("FASB's") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires net settlement income/expense on derivatives and realized gains/losses on derivative dispositions ("realized derivative transactions") that do not qualify as accounting hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. We believe that it is also helpful to the understanding of our business to include two presentations of net interest income and net interest margin. The first is the GAAP presentation presented above that includes the net settlement income/expense on trading derivatives and realized gains/losses recorded in the derivative market value adjustment line, which excludes these items from net interest income and margin. The second is a non-GAAP presentation that reclassifies these derivative net settlements and realized gains and losses to the financial statement line item of the economically hedged item, where they are primarily included in net interest income and margin. This second presentation reflects how we manage interest rate risk through the match funding of interest sensitive assets and liabilities.

        The presentations of our taxable equivalent net interest income, average balance sheets, rate/volume analysis, student loan spread and funding costs in the following tables reflect the reclassifications. The table below details the reclassification of the derivative net settlements and realized gains/losses related to derivative dispositions that is used in the following non-GAAP presentations as discussed above.

	Three months ended September 30,		Nine months ]ended September 30,
	2004	2003	2004	2003
Reclassification of realized derivative transactions:
Net settlement expense on Floor Income Contracts reclassified to student loan income	$(86)	$(93)	$(295)	$(308)
Net settlement expense on Floor Income Contracts reclassified to servicing and securitization revenue	(45)	(56)	(156)	(138)
Net settlement (expense)/income on interest rate swaps reclassified to interest expense/income	(1)	10	12	32
Net settlement expense on interest rate swaps reclassified to servicing and securitization revenue	(26)	(16)	(61)	(48)
Realized gain/loss on closed Eurodollar futures contracts and terminated derivative contracts reclassified to other income	4	(4)	(51)	(106)

Total reclassifications of realized derivative transactions	(154)	(159)	(551)	(568)
Add: Unrealized derivative market value adjustment	227	250	893	335

Derivative market value adjustment	$73	$91	$342	$(233)

Taxable Equivalent Net Interest Income After Reclassification of Realized Derivative Transactions—Non-GAAP Presentation

        The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
	2004	2003	$	%	2004	2003	$	%
Interest income, non-GAAP
Student loans	$520	$425	$95	22%	$1,424	$1,313	$111	8%
Academic facilities financings and other loans	18	19	(1)	(5)	55	59	(4)	(7)
Investments	63	39	24	62	159	109	50	46
Taxable equivalent adjustment	1	3	(2)	(67)	5	11	(6)	(55)

Total taxable equivalent interest income, non-GAAP	602	486	116	24	1,643	1,492	151	10
Interest expense, non-GAAP	375	233	142	61	953	724	229	32

Taxable equivalent net interest income, non-GAAP	$227	$253	$(26)	(10)%	$690	$768	$(78)	(10)%

Reconciliation of Taxable Equivalent Net Interest Income as Presented in Accordance with GAAP to the Non-GAAP Presentation for Realized Derivative Transactions

	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
	2004	2003	$	%	2004	2003	$	%
Taxable equivalent net interest income, GAAP	$314	$336	$(22)	(7)%	$973	$1,044	$(71)	(7)%
Net settlements on Floor Income Contracts reclassified to student loan income	(86)	(93)	7	(8)	(295)	(308)	13	4
Net settlements on interest rate swaps reclassified to interest expense	(1)	10	(11)	(110)	12	32	(20)	(63)

Taxable equivalent net interest income, non-GAAP	$227	$253	$(26)	(10)%	$690	$768	$(78)	(10)%

Average Balance Sheets After Reclassification of Realized Derivative Transactions—Non-GAAP Presentation

        The following tables reflect the rates earned on interest earning assets and paid on interest bearing liabilities for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,
	2004		2003
	Balance	Rate	Balance	Rate
Average Assets
Federally insured student loans	$50,121	3.47%	$40,018	3.40%
Private Education Loans	4,401	7.53	4,821	6.72
Academic facilities financings and other loans	943	7.98	1,135	7.09
Cash and investments	12,238	2.05	8,383	1.92

Total interest earning assets	67,703	3.54%	54,357	3.55%

Non-interest earning assets	6,409		6,210

Total assets	$74,112		$60,567

Average Liabilities and Stockholders' Equity
Six month floating rate notes	$1,259	1.58%	$3,087	1.06%
Other short-term borrowings	4,554	2.75	24,729	1.46
Long-term notes	62,428	2.15	26,892	1.97

Total interest bearing liabilities	68,241	2.18%	54,708	1.69%

Non-interest bearing liabilities	3,080		3,078
Stockholders' equity	2,791		2,781

Total liabilities and stockholders' equity	$74,112		$60,567

Net interest margin, non-GAAP		1.34%		1.85%

	Nine months ended September 30,
	2004		2003
	Balance	Rate	Balance	Rate
Average Assets
Federally insured student loans	$49,433	3.21%	$39,187	3.60%
Private Education Loans	4,640	6.81	5,206	6.60
Academic facilities financings and other loans	996	7.69	1,154	7.27
Cash and investments	11,333	1.91	6,384	2.43

Total interest earning assets	66,402	3.31%	51,931	3.84%

Non-interest earning assets	6,479		5,612

Total assets	$72,881		$57,543

Average Liabilities and Stockholders' Equity
Six month floating rate notes	$2,040	1.21%	$2,987	1.17%
Other short-term borrowings	10,895	1.89	23,068	1.56
Long-term notes	53,992	1.93	26,226	2.19

Total interest bearing liabilities	66,927	1.90%	52,281	1.85%

Non-interest bearing liabilities	3,235		2,886
Stockholders' equity	2,719		2,376

Total liabilities and stockholders' equity	$72,881		$57,543

Net interest margin, non-GAAP		1.39%		1.98%

        The 50 basis point and 57 basis point differences between the three and nine months ended September 30, 2004 non-GAAP net interest margins, respectively, versus the GAAP net interest margins in the same periods is primarily due to the inclusion of payments on Floor Income Contracts in the non-GAAP presentation which reduced net interest income by 50 and 59 basis points, respectively.

Rate/Volume Analysis After Reclassification of Realized Derivative Transactions—Non-GAAP Presentation

        The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
Three months ended September 30, 2004 vs. three months ended September 30, 2003
Taxable equivalent interest income, non-GAAP	$116	$23	$93
Interest expense, non-GAAP	142	45	97

Taxable equivalent net interest income, non-GAAP	$(26)	$(22)	$(4)

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
Nine months ended September 30, 2004 vs. nine months ended September 30, 2003
Taxable equivalent interest income, non-GAAP	$151	$(180)	$331
Interest expense, non-GAAP	229	(75)	304

Taxable equivalent net interest income, non-GAAP	$(78)	$(105)	$27

Student Loans

        For both federally insured and Private Education Loans, we account for premiums paid, discounts received and certain origination costs incurred on the acquisition of student loans in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." The unamortized portion of the premiums and discounts are included in the carrying value of the student loan on the consolidated balance sheet. We recognize income on our student loan portfolio based on the expected yield of the student loan after giving effect to the amortization of purchase premiums and the accretion of student loan discounts, as well as borrower benefit programs. Origination fees charged on Private Education Loans are deferred and amortized to income over the lives of the student loans. In the "Student Loan Spread Analysis After Reclassification of Realized Derivative Transactions—Non-GAAP Presentation" table below, this amortization of origination fees is netted with the amortization of the premiums.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
On-Balance Sheet
Student loan yield, before Floor Income	4.59%	4.17%	4.34%	4.32%
Floor Income	.04	.33	.07	.35
Consolidation Loan Rebate Fees	(.60)	(.51)	(.56)	(.49)
Offset Fees	(.01)	(.07)	(.04)	(.07)
Borrower benefits	(.12)	(.08)	(.16)	(.08)
Premium and origination fee amortization	(.11)	(.08)	(.13)	(.08)

Student loan net yield	3.79	3.76	3.52	3.95
Student loan cost of funds	(2.16)	(1.54)	(1.84)	(1.66)

Student loan spread, non-GAAP	1.63%	2.22%	1.68%	2.29%

Off-Balance Sheet
Servicing and securitization revenue, before Floor Income	1.31%	1.12%	1.16%	1.31%
Floor Income, net of Floor Income previously recognized in gain on sale calculation	.18	.34	.25	.59

Servicing and securitization revenue	1.49%	1.46%	1.41%	1.90%

Average Balances
On-balance sheet student loans	$54,522	$44,839	$54,073	$44,393
Off-balance sheet student loans	42,230	39,803	39,787	37,631

Managed student loans	$96,752	$84,642	$93,860	$82,024

Discussion of On-Balance Sheet Student Loan Spread, Non-GAAP Presentation

        When compared with the third quarter of 2003, the decrease in the student loan spread is primarily due to lower Floor Income, higher spreads on our debt funding student loans and the increase in the average balance of Consolidation Loans as a percentage of the on-balance sheet portfolio. The increase in the spread to the index on our debt is due to the replacement of lower cost GSE funding with non-GSE funding in connection with the GSE Wind-Down. GSE debt generally has lower credit spreads than non-GSE funding sources and our non-GSE liabilities are significantly longer in duration than our GSE liabilities. In addition, we use higher cost, longer-term debt to fund Consolidation Loans.

        Consolidation Loans have lower spreads than other FFELP loans due to the 105 basis point Consolidation Loan Rebate Fee and the higher funding costs discussed above. The negative effect of this fee is partially offset by the absence of the 30 basis point Offset Fee on GSE student loans, higher SAP yield and lower student loan premium amortization discussed below. As long as interest rates remain at historically low levels and absent a program change in the next HEA reauthorization, we expect Consolidation Loans to be actively marketed by the student loan industry and remain an attractive refinancing option for borrowers, resulting in Consolidation Loans representing an increasing percentage of our federally guaranteed student loan portfolio.

        The year-over-year increase in the premium amortization and borrower benefit expenses is primarily the result of revised life of loan estimates for higher consolidation activity in the fourth quarter of 2003.

Floor Income

        For on-balance sheet student loans, gross Floor Income is included in student loan income. The following table summarizes the components of Floor Income from on-balance sheet student loans, net of payments under Floor Income Contracts, for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,
	2004			2003
	Fixed borrower rate	Variable borrower rate	Total	Fixed borrower rate	Variable borrower rate	Total
Floor Income:
Gross Floor Income	$92	$—	$92	$129	$1	$130
Payments on Floor Income Contracts	(86)	—	(86)	(93)	—	(93)

Net Floor Income	$6	$—	$6	$36	$1	$37

Net Floor Income in basis points	4	—	4	32	1	33

	Nine months ended September 30,
	2004			2003
	Fixed borrower rate	Variable borrower rate	Total	Fixed borrower rate	Variable borrower rate	Total
Floor Income:
Gross Floor Income	$323	$2	$325	$394	$30	$424
Payments on Floor Income Contracts	(296)	—	(296)	(309)	—	(309)

Net Floor Income	$27	$2	$29	$85	$30	$115

Net Floor Income in basis points	7	—	7	26	9	35

        The decrease in Floor Income for the three months ending September 30, 2004 versus the year-ago period is primarily due to the increase in Floor Income Contracts and to the increase in interest rates since September 30, 2003.

        For off-balance sheet student loans, future Fixed Rate Embedded Floor Income is estimated using a discounted cash flow option pricing model and is included in the Residual Interest valuation which is initially recognized as a gain on sale. Variable Rate Embedded Floor Income is recognized as earned in servicing and securitization revenue.

        The following table analyzes the ability of the FFELP student loans in our Managed student loan portfolio to earn Floor Income after September 30, 2004 and 2003. Three-month Treasury bill loans are based on the last Treasury bill auctions of September 2004 and 2003 of 1.74 percent and .95 percent, respectively. Commercial paper rate loans are based on the last commercial paper rates of 1.90 percent for September 2004 and 1.05 percent for September 2003. One-year Treasury bill loans are based on the last Treasury bill auctions of May 2004 and 2003 of 1.07 percent and 1.12 percent, respectively.

	September 30, 2004			September 30, 2003
(Dollars in billions)	Fixed Borrower Rate	Annually Reset Borrower Rate	Total	Fixed Borrower Rate	Annually Reset Borrower Rate	Total
Student loans eligible to earn Floor Income:
On-balance sheet student loans	$32.7	$12.0	$44.7	$23.9	$11.0	$34.9
Off-balance sheet student loans	7.5	26.8	34.3	8.3	26.1	34.4

Managed student loans eligible to earn Floor Income	40.2	38.8	79.0	32.2	37.1	69.3
Less: Economically hedged Floor Income	(16.4)	—	(16.4)	(16.5)	—	(16.5)

Net Managed student loans eligible to earn Floor Income	$23.8	$38.8	$62.6	$15.7	$37.1	$52.8

Net Managed student loans earning Floor Income	$12.7	$.5	$13.2	$14.2	$31.4	$45.6

        Floor Income Contracts with a notional value of $9.4 billion expired on September 30, 2004 and, therefore, were not economically hedging Floor Income at September 30, 2004. New contracts totaling $8.3 billion were entered into on October 1, 2004. The following table shows the average balance of Consolidation Loans whose Floor Income is economically hedged as of October 1, 2004 through the end of 2008. These loans are both on and off-balance sheet and the related hedges do not qualify as effective SFAS No. 133 hedges.

(Dollars in billions)	10/1-12/31 2004	2005	2006	2007	2008
Average balance of Consolidation Loans whose Floor Income is economically hedged	$25	$22	$21	$9	$8

Activity in the Allowance for On-Balance Sheet Private Education Loan Losses

        The following table summarizes changes in the allowance for Private Education Loan losses for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Allowance at beginning of period	$155	$160	$166	$181
Provision for loan losses	40	27	100	82
Other	—	14	—	21
Charge-offs	(32)	(21)	(81)	(58)
Recoveries	4	3	10	8

Net charge-offs	(28)	(18)	(71)	(50)

Balance before securitization of Private Education Loans	167	183	195	234
Reduction for securitization of Private Education Loans	—	—	(28)	(51)

Allowance at end of period	$167	$183	$167	$183

Net charge-offs as a percentage of average loans in repayment (annualized)	4.89%	3.03%	3.97%	2.45%
Allowance as a percentage of the ending total loan balance	3.38%	3.51%	3.38%	3.51%
Allowance as a percentage of ending loans in repayment	7.16%	7.35%	7.16%	7.35%
Allowance coverage of net charge-offs (annualized)	1.51	2.47	1.74	2.75
Average total loans	$4,401	$4,821	$4,640	$5,206
Ending total loans	$4,939	$5,207	$4,939	$5,207
Average loans in repayment	$2,264	$2,445	$2,407	$2,713
Ending loans in repayment	$2,328	$2,487	$2,328	$2,487

        The increase in the provision for Private Education Loan losses of $13 million for the three months ending September 30, 2004 versus the year-ago period is primarily due to the increase in Private Education Loans entering repayment prior to being securitized as compared to the three months ended September 30, 2003. The increase in net charge-offs as a percentage of average loans in repayment can mainly be attributed to the mix of Private Education Loans remaining on-balance sheet, because we primarily securitize loans that are current, leaving a higher percentage of delinquent loans on-balance sheet. Also career training loans, which tend to have higher charge-off rates, have increased as a percentage of the on-balance sheet Private Education Loan portfolio because none of them have been securitized.

        We charge borrower fees on the majority of Private Education Loans, both at origination and when the loan enters repayment. Such fees are deferred and recognized into income as a component of interest over the life of the related pool of loans. The unamortized balance of deferred origination fee revenue at September 30, 2004 and 2003 was $170 million and $102 million, respectively.

Forbearance and Delinquencies—On-Balance Sheet Private Education Loan Basis

        The table below presents our on-balance sheet Private Education Loan delinquency trends as of September 30, 2004 and 2003. Delinquencies have the potential to adversely impact earnings through increased servicing and collection costs and if the delinquent accounts charge off.

	September 30,
	2004		2003
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,438		$2,433
Loans in forbearance(2)	173		287
Loans in repayment and percentage of each status:
Loans current	2,051	88.1%	2,232	89.7%
Loans delinquent 30-59 days(3)	94	4.0	106	4.3
Loans delinquent 60-89 days	63	2.7	59	2.4
Loans delinquent 90 days or greater	120	5.2	90	3.6

Total loans in repayment	2,328	100.0%	2,487	100.0%

Total Private Education Loans	4,939		5,207
Private Education Loan allowance for losses	(167)		(183)

Private Education Loans, net	$4,772		$5,024

Percentage of Private Education Loans in repayment	47.1%		47.8%

Delinquencies as a percentage of Private Education Loans in repayment	11.9%		10.3%

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

Allowance for FFELP Student Loan Losses

        Effective for a renewable one year period beginning on October 19, 2004, Sallie Mae Servicing, the Company's student loan servicing division, was designated as an EP by the DOE in recognition of meeting certain performance standards set by the DOE in servicing FFELP loans. As a result of this designation, the Company will receive 100 percent reimbursement on default claims on federally guaranteed student loans that were serviced by Sallie Mae Servicing for a period of at least 270 days before the date of default and will no longer be subject to the two percent Risk Sharing on these loans. The Company is entitled to receive this benefit as long as we remain in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria. The EP designation applies to all FFELP loans that are serviced by the Company as well as default claims on federally guaranteed student loans that the Company owns but are serviced by other service providers with the EP designation. At September 30, 2004, approximately 98 percent of the Company's federally insured loans are no longer subject to Risk Sharing. As a result of this designation, the Company has reduced the balance in the Risk Sharing allowance for loan losses by $32 million with an equal reduction in the third quarter provision for loan losses.

On-Balance Sheet Funding Costs After Non-GAAP Reclassification (see "Reclassification of Realized Derivative Transactions—Non-GAAP Presentation")

        Our borrowings are generally variable-rate indexed (after the effect of interest rate swaps) principally to LIBOR, the 91-day Treasury bill or the commercial paper rate. The following table summarizes the average balance of on-balance sheet debt (by index, after giving effect to the impact of interest rate swaps) for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
Index	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Treasury bill, principally 91-day	$12,274	2.01%	$10,659	1.37%	$12,891	1.69%	$14,614	1.53%
Commercial paper	29,381	1.84	14,737	1.14	26,089	1.55	14,022	1.20
LIBOR	16,634	1.96	11,198	1.36	16,414	1.64	7,806	1.46
Discount notes	27	4.01	10,325	1.05	2,254	1.03	7,869	1.25
Fixed	8,738	3.73	6,443	4.64	7,971	3.82	6,309	4.83
Auction rate securities	825	1.73	828	1.26	833	1.53	828	1.45
Zero coupon	208	11.17	243	11.14	243	11.17	236	11.14
Other	154	5.72	275	3.22	232	4.02	597	2.39

Total	$68,241	2.18%	$54,708	1.69%	$66,927	1.90%	$52,281	1.85%

        We continue to shift our financing from Treasury bill indexed debt to commercial paper and LIBOR indexed debt as FFELP student loans with interest rates indexed to the commercial paper rate and Private Education Loans indexed to the Prime rate become a larger percentage of our portfolio. We expect daily reset LIBOR indexed debt to remain highly correlated with daily reset commercial paper indexed assets, so we fund a portion of our daily reset commercial paper indexed assets with LIBOR-based debt, swapped to the daily reset LIBOR index. The reduction in discount notes as a source of funding is due to the Wind-Down of the GSE as these instruments were primarily issued in the Agency credit markets by the GSE.

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

Losses on Securities

        The increase in losses on securities versus the prior quarter and year-ago quarter is primarily due to the $27 million leveraged lease impairment of the leveraged lease portfolio recorded in the third quarter (see "Leveraged Leases" below).

Guarantor Servicing Fees, Debt Management Fees and Other Income

        The following table summarizes the components of guarantor servicing fees, debt management fees and other income for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Guarantor servicing and debt management fees:
Guarantor servicing fees	$33	$40	$91	$101
Debt management fees	79	78	229	190

Total guarantor servicing and debt management fees	$112	$118	$320	$291

Other income:
Late fees	$22	$18	$74	$50
Third party servicing fees	14	15	40	43
Gains on sales of mortgages and other loan fees	5	13	15	34
Other	50	8	94	42

Total other income	$91	$54	$223	$169

        The $7 million decrease in guarantor servicing fees versus the year-ago quarter is due to the decrease in issuance fee per disbursement from 65 basis points to 40 basis points.

        When compared to the third quarter of 2003, the decrease in the growth rate in debt management fees is due to a revision of our estimate of the amortization period for Default Aversion Fees ("DAF") to account for the effect of continued Consolidation Loan activity on the portfolio. This resulted in an $8 million reduction in DAF revenue in the third quarter of 2004. Exclusive of DAF revenue, the decrease in the quarter over quarter growth rate in debt management fees was also negatively impacted by the greater emphasis being placed on rehabilitating defaulted FFELP loans versus consolidating them with other lenders, as this collection strategy has higher margins but a longer revenue cycle. These negative factors in the growth in debt management fees have been offset by the growth in the business, principally at the Company's General Revenue Corporation and Pioneer Credit Recovery subsidiaries.

        The increase in other income versus the prior quarter and year-ago quarter is due to higher marketing service fees and a $14 million termination fee received from Bank One (see also "RECENT DEVELOPMENTS—Bank One/JPMorgan Chase Merger"). In addition, in the third quarter of 2003, we changed the method of accounting for fees earned for performing information technology enhancements under an agreement with USAF, that resulted in an $18 million deferral of revenue previously recognized.

Loss on GSE Debt Extinguishment

        In the third quarter of 2004, we recognized a $103 million loss on the repurchase of approximately $1.7 billion of GSE debt through a tender offer in August 2004 in connection with the Wind-Down of the GSE. Based on current interest rates on October 13, 2004, we estimate that additional losses related to future debt repurchases and the eventual defeasance of the debt will be between $117 million and $127 million.

OPERATING EXPENSES

        The following table summarizes the components of operating expenses for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Servicing and acquisition expenses	$129	$118	$383	$353
General and administrative expenses	75	59	222	179
Definite life intangible asset amortization	7	7	21	21

Total operating expenses	$211	$184	$626	$553

        The increase in operating expenses for the three and nine months ended September 30, 2004 versus the year-ago periods is mainly attributable to the operating expenses of Academic Management Services Corp. ("AMS") acquired in the fourth quarter of 2003, increased servicing and debt management expenses consistent with the growth in borrowers and the growth in the debt management business. Student loan servicing expenses as a percentage of the average balance of student loans serviced was .15 percent and .16 percent for the three months ended September 30, 2004 and 2003, respectively, and .15 percent and .16 percent for the nine months ended September 30, 2004 and 2003, respectively.

STUDENT LOAN ACQUISITIONS

        In the nine months ended September 30, 2004, 76 percent of our Managed student loan acquisitions were originated through our Preferred Channel. The following tables summarize the components of our student loan acquisition activity for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30, 2004
	FFELP	Private	Total
Preferred Channel	$3,137	$1,138	$4,275
Other commitment clients	87	45	132
Spot purchases	325	—	325
Consolidations from third parties	978	—	978
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	2,484	—	2,484
Capitalized interest and deferred origination fees	265	14	279

Total on-balance sheet student loan acquisitions	7,276	1,197	8,473
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(2,484)	—	(2,484)
Capitalized interest and other—off-balance sheet securitized trusts	112	28	140

Total Managed student loan acquisitions	$4,904	$1,225	$6,129

	Three months ended September 30, 2003
	FFELP	Private	Total
Preferred Channel	$2,647	$797	$3,444
Other commitment clients	93	33	126
Spot purchases	176	2	178
Consolidations from third parties	811	40	851
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	2,540	—	2,540
Capitalized interest and deferred origination fees	257	(10)	247

Total on-balance sheet student loan acquisitions	6,524	862	7,386
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(2,540)	—	(2,540)
Capitalized interest and other—off-balance sheet securitized trusts	278	18	296

Total Managed student loan acquisitions	$4,262	$880	$5,142

	Nine months ended September 30, 2004
	FFELP	Private	Total
Preferred Channel	$10,624	$3,173	$13,797
Other commitment clients	266	45	311
Spot purchases	1,080	1	1,081
Consolidations from third parties	1,627	—	1,627
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	3,970	—	3,970
Capitalized interest and deferred origination fees	795	(5)	790

Total on-balance sheet student loan acquisitions	18,362	3,214	21,576
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(3,970)	—	(3,970)
Capitalized interest and other—off-balance sheet securitized trusts	396	95	491

Total Managed student loan acquisitions	$14,788	$3,309	$18,097

	Nine months ended September 30, 2003
	FFELP	Private	Total
Preferred Channel	$8,996	$2,325	$11,321
Other commitment clients	266	33	299
Spot purchases	613	2	615
Consolidations from third parties	1,609	40	1,649
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	4,490	—	4,490
Capitalized interest and deferred origination fees	771	29	800

Total on-balance sheet student loan acquisitions	16,745	2,429	19,174
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(4,490)	—	(4,490)
Capitalized interest and other — off-balance sheet securitized trusts	582	31	613

Total Managed student loan acquisitions	$12,837	$2,460	$15,297

Preferred Channel Originations

        We originated $5.9 billion and $14.0 billion in student loan volume through our Preferred Channel in the three and nine months ended September 30, 2004, respectively, versus $5.0 billion and $11.8 billion in the three and nine months ended September 30, 2003.

        In the third quarter of 2004, we grew the Sallie Mae brand Preferred Channel Originations by 30 percent versus the year-ago quarter. For the three months ended September 30, 2004, our own brands constituted 32 percent of our Preferred Channel Originations, up from 29 percent in the year-ago period. The pipeline of loans that we currently service and are committed to purchase was $6.4 billion and $5.9 billion at September 30, 2004 and 2003, respectively. The following tables further break down our Preferred Channel Originations by type of loan and source. (See also "RECENT

DEVELOPMENTS—Bank One/JPMorgan Chase Merger" for a discussion related to our lender partners.)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Preferred Channel Originations—Type of Loan
Stafford	$3,655	$3,268	$8,914	$7,812
PLUS	794	648	1,794	1,445

Total FFELP	4,449	3,916	10,708	9,257
Private	1,412	1,113	3,310	2,530

Total	$5,861	$5,029	$14,018	$11,787

Preferred Channel Originations—Source
Sallie Mae brands	$1,883	$1,446	$4,453	$3,308
Lender partners	3,978	3,583	9,565	8,479

Total	$5,861	$5,029	$14,018	$11,787

        The following table summarizes the activity in our Managed portfolio of student loans for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Beginning balance	$94,901	$83,114	$88,789	$78,124
Acquisitions, including capitalized interest	6,129	5,142	18,097	15,297
Repayments, claims, other	(2,063)	(1,763)	(6,486)	(5,820)
Charge-offs to reserves and securitization trusts	(31)	(27)	(91)	(75)
Loans sales	(1)	—	(471)	—
Loans consolidated from SLM Corporation	(596)	(655)	(1,499)	(1,715)

Ending balance	$98,339	$85,811	$98,339	$85,811

LEVERAGED LEASES

        At September 30, 2004, we had investments in leveraged and direct financing leases, net of impairments, totaling $167 million that are general obligations of two commercial airlines and Federal Express Corporation. The aircraft financing business for traditional airlines continues to be adversely affected by the slowdown in the commercial aircraft industry, higher fuel costs and increased competition from new discount carriers. In recognition of this trend and the deteriorating financial condition of Delta Airlines, we recorded an impairment of $27 million in the third quarter of 2004. Based on an analysis of the potential losses on certain leveraged leases plus the increase in incremental tax obligations related to forgiveness of debt obligations and/or the taxable gain on the sale of the aircraft, our remaining after-tax accounting exposure to the two commercial airlines totaled $80 million at September 30, 2004.

FEDERAL AND STATE TAXES

        The Company is subject to federal and state income taxes, while the GSE is exempt from all state, local and District of Columbia income taxes. Our effective tax rate for the three and nine months ended September 30, 2004 was 21 percent and 30 percent, respectively, versus 37 percent and 36 percent, respectively, for the three and nine months ended September 30, 2003. The effective tax rate for the period ended September 30, 2004 reflects the permanent benefit of the exclusion of the gains on equity forward contracts under SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," adopted in the third quarter of 2003.

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

        Under SFAS No. 150, equity forward contracts that allow a net settlement option either in cash or the Company's stock are required to be accounted for in accordance with SFAS No. 133 as derivatives. As a result, we now account for our equity forward contracts as derivatives in accordance with SFAS

No. 133 and mark them to market through earnings. They do not qualify as effective SFAS No. 133 hedges as a requirement to achieve hedge accounting is the hedged item must impact net income. The purchase of our own stock does not impact net income.

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

  The following table summarizes "core cash" securitization adjustments for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
"Core cash" securitization adjustments:
Net interest income on securitized loans, after provisions for losses	$292	$249	$803	$744
Gains on student loan securitizations	(64)	(40)	(375)	(659)
Servicing and securitization revenue	(159)	(146)	(419)	(535)

Total "core cash" securitization adjustments	$69	$63	$9	$(450)

2)
Derivative Accounting: "Core cash" measures exclude the periodic unrealized gains and losses caused by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 and recognize the economic effect of these hedges, which results in recognition of any cash paid or received being recognized ratably as an expense or revenue over the hedged item's life. The effects of derivatives hedging Floor Income is discussed below under Floor Income. See also "EFFECTS OF SFAS NO. 133—DERIVATIVE ACCOUNTING" for a more detailed discussion. We also exclude the gain or loss on equity forward contracts, including the gain recorded upon the adoption of SFAS No. 150 that was recorded as a "cumulative effect of accounting change" in the third quarter of 2003.

  The table below separates the effect of the unrealized derivative marks-to-market included in the derivative market value adjustment under SFAS No. 133 from realized derivative transactions for the three and nine months ended September 30, 2004 and 2003, respectively, and accounts for them and other derivative adjustments, in accordance with the accounting principles employed in all years prior to the SFAS No. 133 implementation.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
SFAS No. 133 income statement items:
Derivative market value adjustment in other income	$(73)	$(91)	$(342)	$233
Less: Realized derivative transactions(1)	(154)	(159)	(551)	(568)

Unrealized derivative market value adjustment	(227)	(250)	(893)	(335)
Other pre-SFAS No. 133 accounting adjustments	(3)	—	2	—

Total net impact of SFAS No. 133 derivative accounting	$(230)	$(250)	$(891)	$(335)

  (1)
  See "Reclassification of Realized Derivative Transactions—Non GAAP Presentation" for further discussion and detailed breakdown of realized derivative transactions.

3)
Floor Income: The timing and amount (if any) of Floor Income earned is uncertain and in excess of expected spreads and, therefore, we exclude such income from "core cash" measures when it is not economically hedged from "core cash" measures.

  We employ derivatives, primarily Floor Income Contracts and Eurodollar futures contracts, to economically hedge Floor Income. As discussed under "EFFECTS OF SFAS NO. 133—DERIVATIVE ACCOUNTING," these derivatives do not qualify as effective accounting hedges and therefore are marked-to-market through the derivative market value adjustment. For "core cash" measures, we reverse the fair value adjustments on the Floor Income Contracts and include the amortization of net premiums received (net of Eurodollar futures contracts' realized gains or losses) in income. Since we exclude Floor Income that is not economically hedged, we also exclude net settlements on derivative contracts, primary payments on Floor Income Contracts, and certain gains and losses on derivatives and financial instruments that were economically hedging Floor Income. The following table summarizes the Floor Income adjustments for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
"Core cash" Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$(18)	$(62)	$(69)	$(238)
Amortization of net premiums on Floor Income Contracts and futures in net interest income	54	39	141	113
Net losses related to closed Eurodollar futures contracts economically hedging Floor Income	—	3	50	7
Losses on sales of derivatives hedging Floor Income	—	1	—	92

Total "core cash" Floor Income adjustments	$36	$(19)	$122	$(26)

4)
Other items: We exclude certain transactions that are not considered part of our core business, including amortization of acquired intangibles and transactions with our off-balance sheet trusts which would be considered intercompany on a Managed Basis. Amortization of acquired intangibles totaled $8 million and $7 million for the three months ended September 30, 2004 and 2003, respectively, and $22 million and $21 million for the nine months ended September 30, 2004 and 2003, respectively.

  For the three and nine months ended September 30, 2004 and 2003, the pre-tax effect of these non-GAAP performance measures was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Non-GAAP performance measures:
Net impact of securitization accounting	$69	$63	$9	$(450)
Net impact of derivative accounting	(230)	(250)	(891)	(335)
Net impact of Floor Income	36	(19)	122	(26)
Amortization of acquired intangibles and other	13	3	31	24

Total non-GAAP performance measures	$(112)	$(203)	$(729)	$(787)

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Managed Basis student loan yield	4.67%	4.14%	4.39%	4.29%
Consolidation Loan Rebate Fees	(.42)	(.36)	(.41)	(.35)
Offset Fees	—	(.04)	(.02)	(.04)
Borrower benefits	(.02)	(.10)	(.07)	(.11)
Premium and origination fee amortization	(.15)	(.12)	(.12)	(.13)

Managed Basis student loan net yield	4.08	3.52	3.77	3.66
Managed Basis student loan cost of funds	(2.16)	(1.60)	(1.85)	(1.73)

Managed Basis student loan spread	1.92%	1.92%	1.92%	1.93%

Average Balances
On-balance sheet student loans	$54,522	$44,839	$54,073	$44,393
Off-balance sheet student loans	42,230	39,803	39,787	37,631

Managed student loans	$96,752	$84,642	$93,860	$82,024

Discussion of Managed Student Loan Spread

        The third quarter 2004 Managed student loan spread equaled the third quarter 2003 student loan spread; however, there were a number of items that impacted the quarter-to-quarter spread analysis. The third quarter of 2004 benefited from a decrease in the borrower benefit reserve caused by a change in estimate to reflect the effect of the continued high rate of early Consolidation Loans on the

FFELP Stafford portfolio. Early consolidations result in fewer Stafford borrowers qualifying for borrower benefits as their loans consolidate before they are eligible. In response to this trend, we lowered our estimate of the number of Stafford borrowers who will eventually qualify for borrower benefits and revised the term over which Consolidation Loan benefits are expected to be realized. As a result, we recorded a $22 million or nine basis point reduction in the borrower benefits reserve. These positive effects were offset by the increase in the average balance of Consolidation Loans as a percentage of the Managed portfolio and higher spreads on our debt funding student loans. The increase in the spread to the index on our debt is due to the replacement of lower cost GSE funding with non-GSE funding in connection with the GSE Wind-Down. GSE debt generally has lower credit spreads than non-GSE funding sources and our non-GSE liabilities are significantly longer in duration than our GSE liabilities. The higher credit spreads on non-GSE debt is partially offset by the absence of Offset Fees applicable only to loans financed by the GSE. In addition, we use higher cost, longer-term debt to fund Consolidation Loans.

        Consolidation Loans have lower spreads than other FFELP loans due to the 105 basis point Consolidation Loan Rebate Fee and higher costs of funds for reasons discussed above. The negative effect of this fee is partially offset by the absence of the 30 basis point Offset Fee on GSE funded student loans in 2003, higher SAP yield and lower student loan premium amortization discussed below. As long as interest rates remain at historically low levels and absent a program change in the next HEA reauthorization, we expect Consolidation Loans to be actively marketed by the student loan industry and remain an attractive refinancing option for borrowers, resulting in Consolidation Loans representing an increasing percentage of our federally guaranteed student loan portfolio.

        The third quarter 2004 Managed student loan spread also benefited from the increase in the average balance of Managed Private Education Loans as a percentage of the average Managed student loan portfolio from 9 percent in the third quarter 2003 to 11 percent in the third quarter 2004. Private Education Loans are subject to credit risk and therefore earn higher spreads which averaged 4.40 percent in the third quarter of 2004 for the Managed Private Education Loan portfolio versus a spread of 1.51 percent for the Managed guaranteed student loan portfolio.

Allowance for Private Education Loan Losses—Managed Basis

        The allowance for Private Education Loan losses is an estimate of probable losses in the portfolio at the balance sheet date that will be charged off in subsequent periods. We estimate our losses by analyzing historical data from our Private Education Loan portfolios, extrapolating FFELP loan loss data, and considering current trends and relevant industry information. As our Private Education Loan portfolios continue to mature, more reliance is placed on our own historical charge-off and recovery data. We use this data in internally developed models to estimate losses, net of subsequent collections, projected to occur in the Private Education Loan portfolios.

        An analysis of our allowance for loan losses for Managed Private Education Loans for the three and nine months ended September 30, 2004 and 2003 is presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Allowance at beginning of period	$288	$228	$259	$194
Provision for loan losses	52	29	127	88
Other	—	13	—	20
Charge-offs	(32)	(21)	(85)	(58)
Recoveries	3	3	10	8

Net charge-offs	(29)	(18)	(75)	(50)

Allowance at end of period	$311	$252	$311	$252

Net charge-offs as a percentage of average loans in repayment (annualized)	2.35%	2.01%	2.17%	1.90%
Allowance as a percentage of the ending total loan balance	2.79%	3.17%	2.79%	3.17%
Allowance as a percentage of ending loans in repayment	6.35%	6.85%	6.35%	6.85%
Allowance coverage of net charge-offs (annualized)	2.73	3.44	3.11	3.80
Average total loans	$10,639	$7,587	$9,900	$6,969
Ending total loans	$11,159	$7,961	$11,159	$7,961
Average loans in repayment	$4,845	$3,657	$4,614	$3,492
Ending loans in repayment	$4,898	$3,684	$4,898	$3,684

        The increase in the provision for Managed Private Education Loan losses for the third quarter of 2004 versus the year-ago quarter is primarily attributed to the growth in the portfolio of Managed Private Education Loans and to updates to our default assumptions in the third quarter of 2004.

        The increase in charge-offs is primarily due to the continued growth and maturity of loans in repayment. Reserves and charge-offs will continue to increase with the growth in the repayment portfolio. As discussed further below, the delinquency and forbearance amounts will also increase with the growth in the repayment portfolio. We utilize the expertise of our collection organization, including our debt management operation, to minimize charge-offs in our own portfolio and to increase recoveries on charged-off loans.

        We charge borrower fees on the majority of Managed Private Education Loans, both at origination and when the loan enters repayment. Such fees are deferred and recognized into income as a component of interest over the life of the related pool of loans. The unamortized balance of deferred origination fee revenue on a Managed Basis at September 30, 2004 and 2003 was $266 million and $137 million, respectively.

Forbearance and Delinquencies—Managed Basis

        The tables below show our Managed Private Education Loan forbearance and delinquency trends at September 30, 2004 and 2003. Forbearances and delinquencies result in increased servicing and collection costs and have the potential to adversely impact earnings if the account charges off. Based on the timing of graduation, there are peak times when loans enter repayment which creates seasonal increases in delinquency and forbearance in the first and third quarters of the fiscal year.

        Loans in forbearance status increased from 11.2 percent of loans in repayment and forbearance status at September 30, 2003 to 11.3 percent of loans in repayment and forbearance status at September 30, 2004.

	September 30,
	2004		2003
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,639		$3,814
Loans in forbearance(2)	622		463
Loans in repayment and percentage of each status:
Loans current	4,469	91.2%	3,381	91.8%
Loans delinquent 30-59 days(3)	160	3.3	127	3.4
Loans delinquent 60-89 days	105	2.1	74	2.0
Loans delinquent 90 days or greater	164	3.4	102	2.8

Total Managed Private Education Loans in repayment	4,898	100.0%	3,684	100.0%

Total Managed Private Education Loans	11,159		7,961
Managed Private Education Loan allowance for losses	(311)		(252)

Managed Private Education Loans, net	$10,848		$7,709

Percentage of Managed Private Education Loans in repayment	43.9%		46.3%

Delinquencies as a percentage of Managed Private Education Loans in repayment	8.8%		8.2%

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

        Private Education Loans are made to parent and student borrowers in accordance with our underwriting policies. These loans generally supplement the federally guaranteed student loans, which are subject to federal lending caps and are not guaranteed or insured against any loss of principal or interest. Student borrowers generally use the proceeds of these loans to obtain education and training, which increases the likelihood of obtaining employment at higher income levels. As a result, the loan generally results in the borrowers' repayment capability improving between the time the loan is made and the time they enter the post-education work force. Consistent with the federal guaranteed student loan program, we allow the loan repayment period on all Private Education Loans, except career training loans, to begin six months after the student borrower leaves school. This provides the borrower time to obtain employment and improves his or her ability to service the debt. For borrowers that need more than six months or experience other hardships, we may permit additional payment deferments or partial payments (both referred to as forbearances) when we believe additional time will improve the borrower's ability to repay the loan. Our current policy does not grant any reduction in the repayment obligation (principal or interest) but does allow the borrower to stop or reduce monthly payments for an agreed period of time. If appropriate, we grant forbearance in three to six month increments. During repayment, borrowers may request and obtain forbearances multiple times. Payment deferments can have the effect of reducing delinquencies and delaying charge-offs; however, the potential impact is appropriately considered in the determination of the loan loss reserves.

        The table below breaks down the loans in forbearance by the cumulative number of months of forbearance the borrower has used as of September 30, 2004:

	September 30, 2004
	Forbearance Balance	% of Total
Cumulative number of months borrower has used forbearance
1 to 12 months	$423	68%
13 to 24 months	149	24
25 to 36 months	31	5
More than 36 months	19	3

Total	$622	100.0%

        The table below shows the composition and status of the Private Education Loan portfolio by number of months aged from the first date of repayment:

	Months since entering repayment
September 30, 2004	1 to 24 months	25 to 48 months	More than 48 months	After 2004(1)	Total
Loans in-school/grace/deferment	$—	$—	$—	$5,639	$5,639
Loans in forbearance	463	105	54	—	622
Loans in repayment — current	2,343	1,149	977	—	4,469
Loans in repayment — delinquent 30-59 days	82	43	35	—	160
Loans in repayment — delinquent 60-89 days	56	29	20	—	105
Loans in repayment — delinquent 90 days or greater	65	57	42	—	164

Total	$3,009	$1,383	$1,128	$5,639	$11,159

	Months since entering repayment
September 30, 2003	1 to 24 months	25 to 48 months	More than 48 months	After 2003(1)	Total
Loans in-school/grace/deferment	$—	$—	$—	$3,814	$3,814
Loans in forbearance	320	90	53	—	463
Loans in repayment — current	1,700	926	755	—	3,381
Loans in repayment — delinquent 30-59 days	62	38	27	—	127
Loans in repayment — delinquent 60-89 days	40	20	14	—	74
Loans in repayment — delinquent 90 days or greater	46	29	27	—	102

Total	$2,168	$1,103	$876	$3,814	$7,961

(1)
Includes all loans in-school/grace/deferment.

Allowance for FFELP Student Loan Losses—Managed Basis

        As a result of Sallie Mae Servicing receiving the EP designation by the DOE, we have reduced the balance in the Managed Risk Sharing allowance for loan losses by $62 million with an equal reduction in the third quarter provision for loan losses. At September 30, 2004, approximately 99 percent of our Managed federally insured loans are no longer subject to Risk Sharing. (See "Allowance for FFELP Student Loan Losses" above for a further discussion of the EP designation.)

LIQUIDITY AND CAPITAL RESOURCES

        We depend on the debt capital markets to support our business plan and we have developed deep and diverse funding sources to ensure continued access to the capital markets. Our biggest funding challenge is to maintain cost effective liquidity to fund the growth in the Managed portfolio of student loans as well as refinancing previously securitized loans when consolidated back on-balance sheet. At the same time we must maintain earnings spreads and control interest rate risk to preserve earnings growth. The main source of funding is student loan securitizations. In the first nine months of 2004, we securitized $29.9 billion in student loans in twelve transactions versus $22.1 billion in twelve transactions in the first nine months of 2003. Securitizations now comprise approximately 69 percent of total Managed debt at September 30, 2004. We expect approximately 75 percent of our student loan funding to come through securitizations by 2006. Our securitizations backed by FFELP loans are unique securities in the asset-backed class as they are backed by student loans with an explicit federal guarantee on 98 percent of principal and interest, 100 percent after October 19, 2004 (see "Allowance for FFELP Student Loan Losses" for a discussion of EP designation). This guarantee is subject to service compliance but is not related to the Company's GSE subsidiary. As evidenced by the 2004 volume, we have built a highly liquid and deep market for student loan securitizations by broadening our investor base worldwide. At September 30, 2004, we financed 100 percent of our Managed student loans from non-GSE sources versus 70 percent at September 30, 2003. In addition to securitizations, in the first nine months of 2004 we also significantly increased and diversified other financing through the issuance of $11.7 billion in SLM Corporation, term unsecured debt. In total, at September 30, 2004, non-GSE on-balance sheet debt, exclusive of on-balance sheet securitizations, totaled $32.2 billion, an 81 percent increase over September 30, 2003.

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

        The following tables present the ending balances at September 30, 2004 and 2003 and average balances and average interest rates of our Managed borrowings for the three and nine months ended September 30, 2004 and 2003. The average interest rates include derivatives that are economically hedging the underlying debt, but do not qualify for hedge accounting treatment under SFAS No. 133.

(See "NET INTEREST INCOME—Reclassification of Realized Derivative Transactions—Non-GAAP Presentation.")

	As of September 30,
	2004		2003
	Ending Balance		Ending Balance
	Short Term	Long Term	Short Term	Long Term
GSE	$1,492	$568	$21,951	$4,682
Non-GSE	2,909	29,309	855	16,939
Securitizations (on-balance sheet)	—	30,764	—	9,625
Securitizations (off-balance sheet)	—	47,265	—	42,897

Total	$4,401	$107,906	$22,806	$74,143

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
GSE	$4,513	2.91%	$33,060	1.68%	$13,559	2.17%	$36,991	1.81%
Non-GSE	31,693	2.46	15,465	1.87	27,402	2.07	11,450	2.12
Securitizations (on-balance sheet)	32,036	1.81	6,181	1.33	25,966	1.58	3,838	1.40
Securitizations (off-balance sheet)	45,164	2.13	41,878	1.67	41,731	1.86	38,697	1.83

Total	$113,406	2.16%	$96,584	1.69%	$108,658	1.89%	$90,976	1.84%

        SLM Corporation's stand-alone liquidity is derived from our asset-backed commercial paper program, the issuance of unsecured commercial paper, $5 billion in committed bank lines of credit as of October 21, 2004, and our short-term investment portfolio. In addition, our Managed student loan assets are a source of liquidity due mainly to broad market acceptance of our principal asset of government guaranteed student loans.

GSE Financing Activities

        As of September 30, 2004, we have substantially completed the Wind-Down of the GSE. The GSE will no longer finance the purchase of student loans and will have minimal debt issuances through the completion of the Wind-Down, now scheduled to occur December 31, 2004 or as soon as practicable thereafter. In August 2004, the Company repurchased approximately $1.7 billion of GSE debt through a tender offer and recorded a loss of $103 million. Any GSE debt securities not tendered must be defeased under the terms of the Privatization Act in an irrevocable defeasance trust that is collateralized by cash, U.S. Treasury securities and agency securities that are backed by the full faith and credit of the U.S. government. Based on current interest rates on October 13, 2004, management estimates that additional losses related to future debt repurchases and the eventual defeasance of the debt will be between $117 million and $127 million. Management expects to defease any GSE debt that is remaining outstanding after the tender offer to occur December 31, 2004 or as soon as practicable thereafter. (See also "STUDENT LOAN MARKETING ASSOCIATION—Privatization Act—GSE Wind-Down.")

Non-GSE Unsecured On-Balance Sheet Financing Activities

        The following table presents the senior unsecured credit ratings on our non-GSE debt from major rating agencies.

	S&P	Moody's	Fitch
Short-term unsecured debt	A-1	P-1	F-1+
Long-term unsecured debt	A	A2	A+

        The table below presents our non-GSE, unsecured on-balance sheet funding by funding source for the three and nine months ended September 30, 2004 and 2003.

	Debt issued for the three months ended September 30,		Debt issued for the nine months ended September 30,		Outstanding at September 30,
	2004	2003	2004	2003	2004	2003
Commercial paper	$—	$—	$272	$8,285	$273	$—
Convertible debentures	—	—	—	1,980	1,987	1,982
Retail medium-term notes (EdNotes)	92	82	376	309	732	309
Foreign currency denominated(1)	188	—	4,011	580	4,611	580
Extendible notes	—	—	249	999	1,998	999
Global notes	1,468	3,481	6,778	8,130	18,333	9,833
Medium-term notes	—	—	—	—	3,233	4,091

Total	$1,748	$3,563	$11,686	$20,283	$31,167	$17,794

(1)
All foreign currency denominated notes are swapped back to U.S. dollars.

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

Securitization Activities

Changes in Accounting Estimates Affecting the Residual Interest in Securitized Loans

        We updated certain assumptions during the third quarter of 2004 used in the valuation of the Residual Interest. The following are the significant assumption changes that were made:

	As of September 30, 2004	As of December 31, 2003
FFELP Stafford CPR	20% – 2004/2005	20% – 2004
	15% – 2006	15% – 2005
	6% – thereafter	6% – thereafter
FFELP expected credit losses (as a % of securitized loan balance outstanding)	0%	.17%

        The FFELP Stafford CPR assumption was increased to account for the continued high levels of Consolidation Loan activity. We lowered our assumption of expected FFELP credit losses to zero percent to reflect the effect of the EP designation on Sallie Mae serviced FFELP loans in the trusts. The EP designation is discussed in more detail above in "Allowance for FFELP Student Loan Losses." In total, the change in the fair value of the Company's Residual Interests due to all assumption changes as of September 30, 2004, when compared to prior assumptions, was a decrease of $11 million.

Securitization Program

        Our FFELP Stafford, Private Education Loan and certain Consolidation Loan securitizations are structured such that they meet the sale criteria of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of SFAS No. 125," by using a two-step transaction with a qualifying special purpose entity ("QSPE") that legally isolates the transferred assets from the Company, even in the event of bankruptcy, and are accounted for off-balance sheet as a sale. The holders of the beneficial interests issued by the QSPE are not constrained from pledging or exchanging their interests and we do not maintain effective control over the transferred assets. In all of our off-balance sheet securitizations, we retain the right to receive the cash flows from the securitized student loans in excess of cash flows required to pay interest and principal on the bonds issued by the trust and servicing and administration fees.

        Prior to 2003, all of our securitization structures were off-balance sheet transactions. In certain 2003 and 2004 Consolidation Loan securitization structures, we hold rights that can affect the remarketing of the bonds, such that these securitizations did not qualify as QSPEs and must therefore be accounted for on-balance sheet as variable interest entities ("VIEs"). These securitization structures were developed to broaden and diversify the investor base for Consolidation Loan securitizations by allowing us to issue bonds with non-amortizing, fixed rate and foreign currency denominated tranches. As of September 30, 2004, we had $30 billion of securitized student loans in on-balance sheet securitization trusts. These securitizations are included with financings in the table below.

        The following table summarizes the Company's securitization activity for the three and nine months ended September 30, 2004 and 2003. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three months ended September 30,
	2004				2003
(Dollars in millions)	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %
Sales:
FFELP Stafford/PLUS loans	2	$4,500	$64	1.4%	2	$3,511	$40	1.1%
Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	—	—	—	—

Total securitizations—sales	2	4,500	$64	1.4%	2	3,511	$40	1.1%

Financings:
Asset-backed commercial paper(1)	—	—			—	—
Consolidation Loans	1	2,210			2	5,513

Total securitizations—financings	1	2,210			2	5,513

Total securitizations	3	$6,710			4	$9,024

	Nine months ended September 30,
	2004				2003
(Dollars in millions)	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain(2) %	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %
Sales:
FFELP Stafford/PLUS loans	4	$10,002	$134	1.3%	4	$5,772	$72	1.3%
Consolidation Loans	—	—	—	—	2	4,256	434	10.2
Private Education Loans	2	2,535	241	9.5	2	2,253	153	6.8

Total securitizations—sales	6	12,537	$375	3.0%	8	12,281	$659	5.4%

Financings:
Asset-backed commercial paper(1)	1	4,186			—	—
Consolidation Loans	5	13,224			4	9,825

Total securitizations—financings	6	17,410			4	9,825

Total securitizations	12	$29,947			12	$22,106

(1)
The asset-backed commercial paper program is a revolving 364-day multi-seller conduit that allows the Company to borrow up to $5 billion with annual extensions. The Company may purchase loans out of this trust at its discretion, and as a result, the trust is not a qualifying special purpose entity ("QSPE") and the securitization was accounted for on-balance sheet as a Variable Interest Entity ("VIE").

(2)
The increase in the Private Education Loans securitization gain percentage in 2004 is due to the underlying student loans having higher spreads and the related bonds having a lower funding cost due primarily to the maturing of the Private Education Loan marketplace which has resulted in greater acceptance by investors and lower spreads on the debt issued.

        At September 30, 2004 and December 31, 2003, securitized student loans outstanding totaled $74.5 billion and $55.1 billion, respectively.

Retained Interest on Securitized Loans

        The Residual Interest plus any reserve or cash accounts constitute the Retained Interest asset on-balance sheet. The Retained Interests are recorded at fair value at the time of sale and each subsequent quarter using a discounted cash flow methodology. At September 30, 2004 and December 31, 2003, the fair value of the Retained Interest was $2.5 billion and $2.5 billion, respectively. The average balance of the Retained Interest for the three months ended September 30, 2004 and 2003 was $2.4 billion and $2.9 billion, respectively, and for the nine months ended September 30, 2004 and 2003 was $2.4 billion and $2.7 billion, respectively. The deferred tax liability associated with these assets was $311 million and $275 million at September 30, 2004 and December 31, 2003, respectively.

Embedded Fixed Rate Floor Income

        Included in the gain on student loan securitizations of Consolidation Loans is an estimate of the Embedded Fixed Rate Floor Income from the loans securitized. Depending on interest rate levels, the ongoing re-evaluation of this estimate of Embedded Fixed Rate Floor Income can cause volatility in the fair value of the Retained Interest asset. The fair value of the Embedded Fixed Rate Floor Income included in the Retained Interest asset as of September 30, 2004 and December 31, 2003 was $549 million and $727 million, respectively.

Servicing and Securitization Revenue

        The following table summarizes the components of servicing and securitization revenue for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Servicing revenue	$86	$81	$239	$233
Securitization revenue, exclusive of Embedded Floor Income	54	31	107	135

Servicing and securitization revenue, before Embedded Floor Income	140	112	346	368

Embedded Floor Income	56	82	200	276
Less: Floor Income previously recognized in gain calculation	(37)	(48)	(127)	(109)

Net Embedded Floor Income	19	34	73	167

Total servicing and securitization revenue	$159	$146	$419	$535

Average off-balance sheet student loans	$42,230	$39,803	$39,787	$37,631

Average balance of Retained Interest	$2,397	$2,871	$2,435	$2,650

Servicing and securitization revenue as a percentage of the average balance of off-balance sheet student loans (annualized)	1.49%	1.46%	1.41%	1.90%

        Fluctuations in servicing and securitization revenue are generally driven by the amount of and the difference in the timing of Floor Income recognition on off-balance sheet student loans, as well as the impact of Consolidation Loan activity on FFELP Stafford student loan securitizations. When FFELP Stafford loans consolidate they are bought out of the trust, which shortens the life of the trust. We estimate the trust prepayments through consolidation with our CPR assumption. When consolidation activity is higher than forecasted, the Residual Interest asset can be impaired and the yield used to recognize subsequent income from the trust is negatively impacted. Impairments related to the Retained Interests for the three months ended September 30, 2004 and 2003, respectively, were $12 million and $12 million. These impairment charges were recorded as a loss and are included as a reduction in securitization revenue. The impairment charge of $61 million for the nine months ended

September 30, 2004 is primarily the result of (a) FFELP Stafford loans continuing to consolidate at levels faster than projected, resulting in $28 million of impairment and (b) rising interest rates during the second quarter of 2004 which decreased the value of the Floor Income component of our Retained Interest resulting in $33 million of impairment.

Interest Rate Risk Management

Interest Rate Gap Analysis

        We manage our interest rate risk on a Managed Basis. As a result, we use on and off-balance sheet derivatives to hedge the basis, interest rate and foreign currency risk in our securitization trusts as the trusts typically issue asset-backed securities with a variety of interest rate terms and in multiple currencies to fund student loans indexed to either the 91-day Treasury bill, commercial paper or in the case of Private Education Loans, the Prime rate.

        In the table below, the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at September 30, 2004 and is not necessarily reflective of positions that existed throughout the period.

	Interest Rate Sensitivity Period
	3 months or less	3 months to 6 months	6 months to 1 year	1 to 2 years	2 to 5 years	Over 5 years
Assets
Student loans	$50,819	$135	$2,392	$882	$17	$24
Academic facilities financings and other loans	366	39	94	25	21	450
Cash and investments	7,241	29	98	154	1,199	632
Other assets	1,450	158	316	343	676	3,399

Total assets	59,876	361	2,900	1,404	1,913	4,505

Liabilities and Stockholders' Equity
Short-term borrowings	3,188	490	721	—	—	—
Long-term notes	40,381	—	533	1,155	6,257	12,714
Other liabilities	524	—	—	—	—	2,081
Minority interest in subsidiary	—	—	—	—	—	15
Stockholders' equity	—	—	—	—	—	2,900

Total liabilities and stockholders' equity	44,093	490	1,254	1,155	6,257	17,710

Period gap before adjustments	15,783	(129)	1,646	249	(4,344)	(13,205)
Adjustments for Derivatives and Other Financial Instruments
Interest rate swaps	(10,567)	388	(5,066)	(517)	3,751	12,011
Impact of securitized student loans	(3,436)	—	3,436	—	—	—

Total derivatives and other financial instruments	(14,003)	388	(1,630)	(517)	3,751	12,011

Period gap	$1,780	$259	$16	$(268)	$(593)	$(1,194)

Cumulative gap	$1,780	$2,039	$2,055	$1,787	$1,194	$—

Ratio of interest-sensitive assets to interest-sensitive liabilities	134.1%	41.4%	206.1%	91.9%	19.8%	8.7%

Ratio of cumulative gap to total assets	2.5%	2.9%	2.9%	2.5%	1.7%	—%

Weighted Average Life

        The following table reflects the weighted average life for our Managed earning assets and liabilities at September 30, 2004.

(Averages in years)	On-Balance Sheet	Off-Balance Sheet	Managed
Earning assets
Student loans	8.4	4.3	7.9
Academic facilities financings and other loans	7.3	—	7.3
Cash and investments	1.2	—	1.2

Total earning assets	7.4	4.3	7.3

Borrowings
Short-term borrowings	.4	—	.4
Long-term borrowings	7.2	4.3	5.9

Total borrowings	6.7	4.3	5.7

        In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 1.2 years. Long-term debt issuances likely to be called have been categorized according to their call dates rather than their maturity dates. Long-term debt issuances which are putable by the investor are categorized according to their put dates rather than their maturity dates.

COMMON STOCK

        The following table summarizes our common share repurchase and equity forward activity for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
(Common shares in millions)
	2004	2003	2004	2003
Common shares repurchased:
Open market	—	.5	.5	5.5
Equity forwards(1)	11.4	1.0	24.8	16.1
Benefit plans	.1	.7	1.0	2.3

Total shares repurchased	11.5	2.2	26.3	23.9

Average purchase price per share	$38.91	$40.53	$36.21	$31.19

Common shares issued	1.8	2.3	7.9	16.8

Equity forward contracts:
Outstanding at beginning of period	47.2	33.1	43.5	28.7
New contracts	12.3	8.1	29.4	27.6
Exercises(1)	(11.4)	(1.0)	(24.8)	(16.1)

Outstanding at end of period	48.1	40.2	48.1	40.2

Board of Director authority remaining at end of period	8.4	47.0	8.4	47.0

(1)
During September 2004, we accelerated equity forward contracts covering 53.4 million shares of our common stock. We net settled these contracts by receiving 6.7 million shares which equaled the intrinsic value of the equity forward contracts that were accelerated. Simultaneously, with the acceleration of these equity forward contracts, we entered into new equity forward contracts with the same counterparties covering 46.7 million shares of our common stock. The purchase prices related to these new equity forward contracts were the current market prices of our stock when such contracts were entered into. The net reduction of equity forward contracts outstanding from this transaction of 6.7 million shares is shown net in the "exercises" row of the table.

        As of September 30, 2004, the expiration dates and purchase prices for outstanding equity forward contracts were as follows:

Year of maturity	Outstanding contracts	Range of purchase prices	Average purchase price
	(in millions)
2006	11.1	$39.74 – $43.75	$43.16
2007	12.0	43.24 – 43.75	43.47
2008	9.1	43.48 – 43.75	43.56
2009	15.9	43.24 – 44.33	43.59

	48.1		$43.46

        At September 30, 2004, the total common shares that could potentially be acquired over the next five years under outstanding equity forward contracts was 48.1 million shares at an average price of $43.46 per share. We have remaining authority to enter into additional share repurchases and equity forward contracts for 8.4 million shares. In October 2004, the Board of Directors voted to authorize the repurchase of up to an additional 30 million shares of the Company's common stock, in addition to the remaining authority at September 30, 2004.

        In July 2003, the Board of Directors voted to retire 170 million shares of common stock held in treasury, effective in September 2003. Based on an average price of $18.04 per share, this retirement decreased the balance in treasury stock by $3.1 billion, with corresponding decreases of $34 million in common stock and $3.1 billion in retained earnings.

STUDENT LOAN MARKETING ASSOCIATION

Privatization Act—GSE Wind-Down

        As of September 2004, the Company had substantially completed the Wind-Down of the GSE and, on November 1, 2004, the Company sent notices to the Secretary of Education and the Secretary of the Treasury that it intends to wind-down and dissolve the GSE on December 31, 2004 or as soon as practicable thereafter. On October 28, 2004, as part of the Wind-Down process, the GSE paid a cash dividend of $900 million to the Company.

        On June 30, 2004, the Company purchased FFELP student loans through non-GSE affiliates and as a result the GSE was required by statute to terminate all such activity. As a result, the GSE is no longer a source of liquidity for the Company's purchase of student loans and the Company's GSE-related financing activities will primarily consist of refinancing the remainder of its assets through non-GSE sources. All GSE debt that remains outstanding upon completion of these Wind-Down activities will be defeased through creation of a fully collateralized trust, consisting of cash or financial instruments backed by the full faith and credit of the U.S. government with cash flows that provide for the interest and principal obligations of the defeased debt. Through September 30, 2004, the Company repurchased approximately $1.7 billion of GSE debt through a tender offer and recorded a loss of $103 million. Based on current interest rates on October 13, 2004, the Company estimates that additional losses related to future debt repurchases and the eventual defeasance of the debt will be between $117 million and $127 million.

        The Privatization Act requires that the GSE maintain a minimum statutory capital adequacy ratio (the ratio of the GSE's stockholders' equity to total assets plus 50 percent of the credit equivalent amount of certain off-balance sheet items) of at least 2.25 percent or be subject to certain "safety and soundness" requirements designed to restore compliance. While the GSE may not finance or guarantee the activities of its non-GSE affiliates, it may, subject to its minimum capital requirements, dividend retained earnings and surplus capital to SLM Corporation, which in turn may contribute such amounts to its non-GSE subsidiaries. At September 30, 2004, the GSE's statutory capital adequacy ratio was 36.64 percent.

        The GSE has also received guidance from the U.S. Department of the Treasury's Office of Sallie Mae Oversight ("OSMO") regarding safety and soundness considerations affecting its Wind-Down. As a result, in connection with any dividend declarations, the GSE will supplement the statutory minimum capital ratio requirement with a risk-based capital measurement formula. At September 30, 2004, the GSE's capital ratio under this measurement formula was 150 percent, which was above OSMO's minimum recommended level of 4.00 percent. Management does not expect the capital levels of our consolidated balance sheet to change as a result of this supplemental formula.

        The Privatization Act imposes certain restrictions on intercompany relations between the GSE and its affiliates during the Wind-Down Period. The GSE may, however, continue to issue new debt obligations maturing on or before September 30, 2008 although, because of the accelerated Wind-Down described above, we are limiting the maturity on any new GSE debt and the GSE has not issued any long-term debt since July 2003. The GSE will no longer issue short-term floating rate notes, but will continue to issue other short-term debt as necessary, until all current GSE assets are refinanced. The legislation further provides that the legal status and attributes of the GSE's debt obligations, including the exemptions from Securities and Exchange Commission registration and state taxes, will be fully preserved until their respective maturities. Such debt obligations will remain GSE debt obligations, whether such obligations were outstanding at the time of, or issued subsequent to, the reorganization of the GSE into the current holding company structure.

        In connection with the Wind-Down of the GSE, we have securitized, sold, and transferred the majority of the GSE's assets such that at September 30, 2004, the GSE had $4.7 billion in assets remaining of which none were student loans. This represents four percent of total Managed assets. At September 30, 2004, the GSE's assets primarily consisted of investments, cash and cash equivalents.

        Given the GSE's current exemption from state income taxes, management is continually evaluating the impact upon the Company's overall state tax position resulting from planned sales and transfers of GSE assets. It is currently projected that for 2005, the Company's state tax rate will increase by 0.5 percent to 1 percent above current levels as a result of the GSE asset transfers.

        The following table summarizes the GSE's asset sales and transfers for the three and nine months ended September 30, 2004 and 2003 (carrying value includes accrued interest).

	Three months ended September 30,
	2004			2003
(Dollars in millions)	Sale Amount	Carrying Amount	Gain Amount	Sale Amount	Carrying Amount	Gain Amount
FFELP/Consolidation Loan securitizations	$—	$—	$—	$3,603	$3,563	$40
Sale of on-balance sheet VIEs, net(1)	—	—	—	591	141	450
Student loan sales(2)	2,076	2,038	38	526	514	12
Non-cash dividend of FFELP Stafford/PLUS student loans(3)	—	—	—	1,077	1,054	23
Sale of swaps and Floor Income Contracts(4)	(613)	(613)	—	—	—	—
Sale of Retained Interests in securitized receivables(5)	—	—	—	3,068	2,451	617
Loans consolidated with SLM Corp. entities	172	172	—	37	37	—
Sale of assets and liabilities to SLM Corp. entities, net	1,886	1,675	211	—	—	—
	Nine months ended September 30,
	2004			2003
	Sale Amount	Carrying Amount	Gain Amount	Sale Amount	Carrying Amount	Gain Amount
FFELP/Consolidation Loan securitizations	$2,577	$2,545	$32	$10,722	$10,216	$506
Sale of on-balance sheet VIEs, net(1)	963	127	836	1,259	306	953
Student loan sales(2)	8,249	8,061	188	4,022	3,877	145
Non-cash dividend of FFELP Stafford/PLUS student loans(3)	960	944	16	1,077	1,054	23
Non-cash dividend of insurance and benefit plan related investments	—	—	—	346	346	—
Sale of swaps and Floor Income Contracts(4)	(760)	(760)	—	—	—	—
Sale of Retained Interests in securitized receivables(5)	65	63	2	3,068	2,451	617
Loans consolidated with SLM Corp. entities	590	590	—	37	37	—
Sale of assets and liabilities to SLM Corp. entities, net	2,054	1,817	237	—	—	—
Sale of GSE subsidiaries to SLM Corp. entities(6)	4,626	4,374	252	—	—	—

(1)
These VIEs consist of securitized Consolidation Loans totaling $5.5 billion for the three months ended September 30, 2003, respectively, and $10.5 billion and $9.8 billion for the nine months ended September 30, 2004 and 2003, respectively, and the sales are recorded net of debt issued. Included in the $10.5 billion of loans sold in 2004 were $2.2 billion of Consolidation Loans acquired by the GSE from SLM Education Loan Corporation, a non-GSE subsidiary of the Company.

(2)
The student loans were sold by the GSE to a subsidiary of SLM Corporation at fair market value.

(3)
This dividend was recorded at fair market value.

(4)
The GSE sold swaps and Floor Income Contracts to SLM Corporation at fair market value.

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

        The following table shows the percentage of certain assets and income held by the GSE versus non-GSE as of and for the nine months ended September 30, 2004.

	Nine months ended September 30, 2004
	GSE	Non-GSE
Ending balance of on-balance sheet Private Education Loans, net	—%	100%
Ending balance of on-balance sheet student loans, net	—%	100%
Ending balance of Managed student loans financed, net(1)	—%	100%
Ending balance of on-balance sheet assets	7%	93%
Ending balance of Managed assets	4%	96%
Average balance of on-balance sheet interest earning assets	23%	77%
Interest income	22%	78%
Fee income	1%	99%

(1)
Includes securitized trusts.

Average Balance Sheets—GSE

        The following table reflects the GSE's rates earned on interest earning assets and paid on interest bearing liabilities for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
Federally insured student loans	$1,748	1.92%	$29,773	4.37%	$11,075	3.67%	$32,688	4.77%
Private Education Loans	—	—	674	5.89	526	5.16	1,888	5.59
Academic facilities financings and other loans	137	7.49	728	6.33	453	6.47	792	6.28
Cash and investments	4,844	2.81	3,106	3.21	3,532	3.24	3,509	3.22

Total interest earning assets	6,729	2.68%	34,281	4.34%	15,586	3.70%	38,877	4.70%

Retained Interest in securitized receivables	—		1,774		—		2,113
Other non-interest earning assets	695		1,904		1,069		1,543

Total assets	$7,424		$37,959		$16,655		$42,533

Average Liabilities and Stockholders' Equity
Six month floating rate notes	$1,259	1.58%	$3,087	1.06%	$2,040	1.21%	$2,987	1.17%
Other short-term borrowings	2,314	1.81	23,996	1.56	9,009	1.86	22,486	1.57
Long-term notes	961	7.40	6,045	3.13	2,563	4.84	12,669	2.73

Total interest bearing liabilities	4,534	2.93%	33,128	1.80%	13,612	2.32%	38,142	1.92%

Non-interest bearing liabilities	1,133		1,658		1,416		1,649
Stockholders' equity	1,757		3,173		1,627		2,742

Total liabilities and stockholders' equity	$7,424		$37,959		$16,655		$42,533

Net interest margin		.70%		2.60%		1.68%		2.81%

Securitized student loans	$—		$37,037		$—		$35,868

RECENT DEVELOPMENTS

Acquisitions

        During the third quarter of 2004, we completed one acquisition and announced two additional acquisitions. We will account for these transactions under the purchase method of accounting as defined in SFAS No. 141, "Business Combinations," and allocate the purchase price to the fair market value of the assets acquired, including identifiable intangible assets and goodwill.

Arrow Financial Services

        On September 15, 2004, we acquired 64 percent of Arrow Financial Services, a full-service, accounts receivable management company that purchases charged-off debt, conducts contingency collection work and performs third-party receivables servicing across a number of consumer asset classes, for a purchase price of approximately $165 million. Under the terms of the agreement, Sallie Mae has the option to purchase the remaining interest in Arrow Financial Services over a three-year period. The acquisition will be accounted for under the purchase accounting method and the purchase price will be allocated to tangible and intangible assets based on their fair market values when the independent appraisal is complete.

        Arrow Financial Services employs nearly 1,400 individuals at locations in Niles, Illinois; Gaithersburg, Maryland; San Diego, California; Whitewater, Wisconsin; and Rockville Centre, New York. It will retain its brand and senior management team.

Southwest Student Services Corporation

        On October 15, 2004, we completed our purchase of the outstanding stock of Southwest Student Services Corporation ("Southwest") from the Helios Education Foundation. The transaction includes Southwest's $4.8 billion student loan portfolio, its Phoenix-based loan origination and servicing center and its sales and marketing operations. In addition to the student loan portfolio, the purchase will expand our loan origination capability and broaden our market reach.

        Southwest provides for the origination, funding, acquisition and servicing of education loans. It is among the top 30 originators of federal student loans, issuing approximately $300 million in Stafford and PLUS loans and $1.5 billion in Consolidation Loans annually, and it is the nation's ninth largest holder of federal student loans. Southwest provides student loans and related services nationally with a primary focus on colleges and universities in Arizona and Florida. Southwest employs nearly 300 individuals.

Student Loan Finance Association

        On September 23, 2004, we announced our intent to purchase the secondary market and related businesses of Education Assistance Foundation ("EAF") and its affiliate, Student Loan Finance Association ("SLFA"). SLFA is a Northwest regional leader in education loan funding and acquisition. The transaction includes SLFA's $1.6 billion student loan portfolio and an origination franchise that generates $50 million of student loan volume annually. In addition, as a part of this transaction, we will enter into a full service guarantor servicing contract with EAF's affiliate, Northwest Education Association ("NELA"), a guarantee agency for FFELP student loans that serves the Pacific Northwest. In a related transaction, NELA will become an affiliate of USAF, the Company's largest guarantor servicing client. We expect to close the transaction in two steps. The first step, which will include NELA and a portion of the SLFA assets, is expected to close by the end of 2004. The balance of the transactions is expected to close in 2005.

Exceptional Performer Designation

        On October 5, 2004, the DOE formally notified us that the Company's loan servicing division, Sallie Mae Servicing, received the Department's "Exceptional Performer" designation, a classification awarded to qualified lenders and loan servicers for meeting certain government standards in administering loans under the FFELP.

        To qualify as an Exceptional Performer, lenders and servicers must achieve an overall compliance performance rating of 97 percent or higher for servicing requirements set by the DOE on federally guaranteed loans.

        As a result of the designation, during a one-year period that commenced on October 19, 2004, the Company will receive 100 percent reimbursement on default claims on federally guaranteed student loans that were serviced by Sallie Mae Servicing for a period of at least 270 days prior to the date of default. This one-year period may be extended on an annual basis so long as the Company maintains a satisfactory overall compliance rating. The initial one-year period and any extensions are subject to quarterly compliance audits that can result in the revocation of the designation.

Bank One/JPMorgan Chase Merger

        On July 30, 2004, following the merger of JPMorgan Chase and Bank One, the Company and Bank One entered into a comprehensive agreement under which (i) certain agreements between the parties were terminated in consideration for Bank One agreeing to pay termination fees of $23 million, including a $14 million fee to terminate a marketing services agreement and a $9 million fee to terminate a loan purchase agreement, and (ii) the ExportSS agreement between the parties was extended by more than three years. The separate joint venture agreement with JPMorgan Chase was not affected by the merger. Under its terms, by year end 2004, we will offer JPMorgan Chase new loan purchase and servicing terms for a five-year period beginning September 2007. If the Company and JPMorgan Chase are unable to mutually agree upon such terms by May 31, 2005, then either party may trigger a "Dutch auction" process. Under that process, the electing party offers to purchase the other party's 50 percent interest or sell its 50 percent interest in the joint venture at a specified price. The non-electing party then has the right to either sell its interest in the joint venture or purchase the electing party's interest, in either case at the originally offered price. If we are the successful purchaser in a Dutch auction, then for a two-year period following the closing:

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

        During the academic year 2004-2005, we expect to originate $5.4 billion of loans through the Bank One/JPMorgan Chase brand names.

Legislative Update

American Jobs Creation Act of 2004

        On October 22, 2004 President Bush signed into law the American Jobs Creation Act of 2004 (the "October 22 Act"), which amends the Internal Revenue Code of 1986. Among other things, the October 22 Act permits the Secretary of the Treasury to contract with private entities to perform tax-collection services similar to the services the Company's Pioneer Credit Recovery subsidiary currently performs for the U.S. Department of Education. The Company believes that it is well qualified to bid for any work outsourced under the October 22 Act.

Taxpayer-Teacher Protection Act of 2004

        On October 30, 2004 President Bush signed the Taxpayer-Teacher Protection Act of 2004 (the "October 30 Act"), a new law that amends the Higher Education Act of 1965, as amended ("HEA"). The October 30 Act restricts the situations in which lenders are entitled to a minimum yield of 9.5 percent in connection with loans made from the proceeds of certain tax-exempt bonds. Specifically, the DOE will no longer guarantee a minimum yield of 9.5 percent for a loan financed with qualifying tax-exempt bonds if (1) the underlying bond matures, is retired, is defeased or is refunded or (2) if the loan is refinanced with funds obtained from certain bonds or is sold or transferred to another holder. The Act, which is effective for a 15-month period, is expected to be permanently extended as part of the reauthorization of the HEA. Management expects that the October 30 Act will have no impact on the Company's earnings or operations.

OTHER RELATED EVENTS AND INFORMATION

        Congress reauthorizes HEA every five years. The HEA was originally scheduled to expire on September 30, 2003. In October 2004, Congress passed legislation extending the HEA until September 30, 2005. We now expect final Congressional action on the next full reauthorization to occur in 2005.

        As with past HEA reauthorizations, there are many legislative proposals being advanced by schools, industry participants and other interested stakeholders. Sallie Mae has joined the "Coalition for Better Student Loans," a group of organizations representing colleges, universities, financial aid administrators, parents and other loan providers that has advanced a series of proposals designed to strengthen federal student loan programs, including:

  •
  lowering the cost of borrowing by eliminating origination fees paid by students,

  •
  raising Stafford loan limits to permit schools to offer students more federal student loans with their below-market interest rates and student-friendly repayment terms,

  •
  making it easier for students to repay their loans by offering more flexible repayment options,

  •
  ensuring a viable loan consolidation program, and

  •
  expanding loan forgiveness to borrowers who work in certain highly needed occupations.

        The President's budget also contains proposals to increase first-year loan limits, expand extended repayment options for FFELP borrowers, mandate a one percent guaranty fee for borrowers, and phase out higher special allowance payments associated with certain tax-exempt student loan bonds. Other proposals have already been announced or introduced by Members of Congress, including proposals to create a program that may provide financial incentives to schools to join the FDLP, repeal the "single holder rule," permit borrowers who already completed their higher education studies to refinance or reconsolidate previously consolidated loans, require lenders to win student loan contracts by bidding at an auction and eliminate floor income on variable rate student loans. Under the single holder rule, if only one lender holds all of a borrower's loans, then another lender cannot consolidate the loans away from the current holder unless the current holder declines to consolidate loans for the borrower or is unwilling to offer income-sensitive repayment terms. If the single holder rule is repealed, the Company's student loan portfolio could be subject to an increased level of consolidation activity. In addition, if the reconsolidation proposal is enacted, the Company could experience a significant increase in refinancing activity, which, in turn, would have a material adverse effect on the Company's financial condition and results of operations. If adopted, a student loan auction proposal, depending on its structure, could have a material adverse effect on the Company's student loan spread. Finally, enactment of the proposal to eliminate Floor Income would decrease the Company's interest income in certain interest rate environments. We expect that some of these proposals will be discussed in the context of the full HEA reauthorization.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

        The effect of short-term movements in interest rates on our results of operations and financial position has been limited through our interest rate risk management. The following tables summarize the effect on earnings for the three and nine months ended September 30, 2004 and 2003 and the effect on fair values at September 30, 2004 and December 31, 2003, based upon a sensitivity analysis performed by us assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. We have chosen to illustrate the effects of a hypothetical increase in interest rates, as an increase gives rise to a larger absolute value change to the financial statements. The effect on earnings was performed on our variable rate assets, liabilities and hedging instruments while the effect on fair values was performed on our fixed rate assets, liabilities and hedging instruments.

	Three months ended September 30,
	2004				2003
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions, except per share amounts)
	$	%	$	%	$	%	$	%
Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized derivative market value adjustment	$14	4%	$44	12%	$(22)	(7)%	$(24)	(8)%
Unrealized derivative market value adjustment	108	148	43	58	371	148	877	350

Increase in net income before taxes	$122	27%	$87	19%	$349	63%	$853	154%

Increase in diluted earnings per share	$.179	22%	$.128	16%	$.488	47%	$1.192	115%

	Nine months ended September 30,
	2004				2003
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions, except per share amounts)
	$	%	$	%	$	%	$	%
Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized derivative market value adjustment	$23	2%	$111	11%	$(141)	(10)%	$(147)	(10)%
Unrealized derivative market value adjustment	108	15	43	6	371	111	877	262

Increase in net income before taxes	$131	7%	$154	9%	$230	13%	$730	41%

Increase in diluted earnings per share	$.190	7%	$.224	8%	$.321	12%	$1.021	38%

	At September 30, 2004
		Interest Rates:
		Change from increase of 100 basis points		Change from Increase of 300 basis points
(Dollars in millions)
	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Student loans	$55,996	$(346)	(1)%	$(733)	(1)%
Other earning assets	10,396	(81)	(1)	(246)	(2)
Other assets	6,342	(476)	(8)	(624)	(10)

Total assets	$72,734	$(903)	(1)%	$(1,603)	(2)%

Liabilities
Interest bearing liabilities	$65,736	$(999)	(2)%	$(2,660)	(4)%
Other liabilities	2,605	396	15	1,835	70

Total liabilities	$68,341	$(603)	(1)%	$(825)	(1)%

	At December 31, 2003
		Interest Rates:
		Change from increase of 100 basis points		Change from Increase of 300 basis points
(Dollars in millions)
	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Student loans	$51,559	$(399)	(1)%	$(870)	(2)%
Other earning assets	9,085	(112)	(1)	(309)	(3)
Other assets	5,531	(543)	(10)	(839)	(15)

Total assets	$66,175	$(1,054)	(2)%	$(2,018)	(3)%

Liabilities
Interest bearing liabilities	$58,993	$(1,458)	(2)%	$(3,630)	(6)%
Other liabilities	3,437	610	18	1,979	58

Total liabilities	$62,430	$(848)	(1)%	$(1,651)	(3)%

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

        During the three and nine months ended September 30, 2004, certain FFELP student loans were earning Floor Income and we locked-in a portion of that Floor Income through the use of futures and Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The Company and various affiliates were defendants in a lawsuit brought by College Loan Corporation ("CLC") in the United States District Court for the Eastern District of Virginia alleging various breach of contract and common law tort claims in connection with CLC's consolidation loan activities. The Complaint sought compensatory damages of at least $60 million. On June 25, 2003, the jury returned a verdict in favor of the Company on all counts. CLC subsequently filed an appeal. Oral argument, before the U.S. Court of Appeals for the Fourth Circuit, was held on June 4, 2004 and on September 26, 2004. The Court of Appeals has not yet issued a decision in the case.

        The Company was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit sought to bring a nationwide class action on behalf of all borrowers who allegedly paid "undisclosed improper and excessive" late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of two million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 28, 2003, the trial court granted the Company's motion to dismiss the complaint in its entirety. The Court of Appeals affirmed the Superior Court's decision granting our motion to dismiss the complaint, but granted plaintiffs leave to re-plead the first count, which alleged violations of the D.C. Consumer Protection Procedures Act. The Court of Appeals affirmed the dismissal of the remaining two counts with prejudice. On October 15, 2004, the plaintiffs filed an amended class action complaint. On September 15, 2004, the Company filed a motion to dismiss the amended complaint for failure to state a claim and non-compliance with the Court of Appeals' ruling.

        In July 2003, a borrower in California filed a class action complaint against the Company and certain of its affiliates in state court in San Francisco in connection with a monthly payment amortization error discovered by the Company in the fourth quarter of 2002. The complaint asserts claims under the California Business and Professions Code and other California statutory provisions. The complaint further seeks certain injunctive relief and restitution. On May 14, 2004, the court issued an order dismissing two of the three counts of the complaint. The case is currently in the discovery phase.

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

        We are also subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed. In addition, the collections subsidiaries in our debt management operation group are occasionally named in lawsuits in which the plaintiffs allege that we have violated a federal or state law in the process of collecting their account. It is not unusual for these subsidiaries to be named in a class action lawsuit relating to these allegations. Management believes that these claims, lawsuits and other actions will not have a material adverse effect on our business, financial condition or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The following table summarizes the Company's common share repurchases during the third quarter of 2004 pursuant to the stock repurchase program first authorized in September 1997 by the Board of Directors. Since the inception of the program, the Board of Directors has authorized the purchase of up to 227.5 million shares as of September 30, 2004. In October 2004, the Board of Directors voted to authorize the repurchase of up to an additional 30 million shares of the Company's common stock, in addition to the remaining authority at September 30, 2004.

(Common shares in millions)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Period:
July 1 – July 31, 2004	3.3	$41.33	3.3	13.5
August 1 – August 31, 2004	—	—	—	9.7
September 1 – September 30, 2004	8.2	37.94	8.2	8.4

Total	11.5	$38.91	11.5	8.4

(1)
Includes outstanding equity forward contracts.

Item 3. Defaults Upon Senior Securities

        Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders

        Nothing to report.

Item 5. Other Information

        Nothing to report.

Item 6. Exhibits and Reports on Form 8-K

(a)
The following exhibits are furnished or filed, as applicable.

10.1	SLM Corporation Incentive Plan
10.2	Standard Form of Stock Option Agreement—Incentive, Price-Vested Options, with Replacement—2004
10.3	Standard Form of Stock Option Agreement—Non-Qualified, Price-Vested Options—2004
10.4	Standard Form of Terms of Performance Stock Grant
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)
Reports on Form 8-K

  The Company furnished or filed one Current Report on Form 8-K with the Commission during the quarter ended September 30, 2004 or thereafter. On October 21, 2004, the Company furnished a Current Report in connection with the Company's press release announcing its earnings for the quarter ended September 30, 2004 and its supplemental financial information for the same period.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)
By:	/s/ C.E. ANDREWS Executive Vice President, Accounting and Risk Management (Principal Accounting Officer and Duly Authorized Officer)

Date: November 9, 2004

APPENDIX A

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED FINANCIAL STATEMENTS

INDEX

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Federally insured student loans (net of allowance for losses of $0 and $19,324 respectively)	$—	$19,530,669
Private Education Loans (net of allowance for losses of $0 and $10,655, respectively)	—	1,020,880
Academic facilities financings and other loans	135,628	691,303
Investments
Available-for-sale	1,162,366	2,517,805
Other	—	115,834

Total investments	1,162,366	2,633,639
Cash and cash equivalents	3,375,589	531,880
Restricted cash and investments	—	254,925
Other assets	21,446	685,268

Total assets	$4,695,029	$25,348,564

Liabilities
Short-term borrowings	$1,490,039	$16,946,615
Long-term notes	568,381	4,781,606
Other liabilities	887,235	1,773,330

Total liabilities	2,945,655	23,501,551

Commitments and contingencies
Stockholder's equity
Common stock, par value $.20 per share, 250,000 shares authorized: 6,001 shares issued and outstanding	1,200	1,200
Additional paid-in capital	338,793	338,793
Accumulated other comprehensive income (net of tax of $38,988 and $112,657, respectively)	72,406	209,221
Retained earnings	1,336,975	1,297,799

Total stockholder's equity	1,749,374	1,847,013

Total liabilities and stockholder's equity	$4,695,029	$25,348,564

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Federally insured student loans	$8,432	$328,235	$304,290	$1,165,159
Private Education Loans	—	10,013	20,324	78,890
Academic facilities financings and other loans	1,888	10,384	19,322	33,004
Investments, cash and cash equivalents	34,074	24,860	85,221	81,755

Total interest income	44,394	373,492	429,157	1,358,808
Interest expense:
Short-term debt	15,510	102,883	144,087	290,021
Long-term debt	17,875	47,676	92,747	259,049

Total interest expense	33,385	150,559	236,834	549,070

Net interest income	11,009	222,933	192,323	809,738
Less: provisions for losses	(352)	9,956	15,677	39,929

Net interest income after provisions for losses	11,361	212,977	176,646	769,809

Other income:
Gains on student loan securitizations	—	36,116	32,448	500,904
Securitization revenue	—	52,535	—	284,653
Gains on sales to SLM Corporation	249,249	1,101,868	1,531,202	1,738,143
Derivative market value adjustment	5,391	26,829	350	(171,192)
Loss on GSE debt extinguishment	(102,508)	—	(102,508)	—
Other	(1,883)	16,191	7,912	44,813

Total other income	150,249	1,233,539	1,469,404	2,397,321

Operating expenses:
Related party agreements	3,934	90,874	99,143	221,569
Other	301	(3,332)	4,795	(10,411)

Total operating expenses	4,235	87,542	103,938	211,158

Income before income taxes	157,375	1,358,974	1,542,112	2,955,972
Income taxes	60,216	472,750	543,466	1,024,297

Net income	$97,159	$886,224	$998,646	$1,931,675

Basic and diluted earnings per common share	$16	$148	$166	$322

Average common shares outstanding and common equivalent shares outstanding	6,001,000	6,001,000	6,001,000	6,001,000

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock Shares				Accumulated Other Comprehensive Income (Loss)
			Common Stock	Additional Paid-In Capital		Retained Earnings	Total Stockholder's Equity
	Issued	Outstanding
Balance at June 30, 2003	6,001,000	6,001,000	$1,200	$298,788	$740,138	$2,023,922	$3,064,048
Comprehensive income:
Net income						886,224	886,224
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax					(527,106)		(527,106)
Change in unrealized gains (losses) on derivatives, net of tax					1,413		1,413

Comprehensive income							360,531
Dividends:
Student loans to SLM Corporation						(1,076,785)	(1,076,785)

Balance at September 30, 2003	6,001,000	6,001,000	$1,200	$298,788	$214,445	$1,833,361	$2,347,794

Balance at June 30, 2004	6,001,000	6,001,000	$1,200	$338,793	$187,255	$1,239,816	$1,767,064
Comprehensive income:
Net income						97,159	97,159
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax					(121,500)		(121,500)
Change in unrealized gains (losses) on derivatives, net of tax					6,651		6,651

Comprehensive income							(17,690)

Balance at September 30, 2004	6,001,000	6,001,000	$1,200	$338,793	$72,406	$1,336,975	$1,749,374

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock Shares				Accumulated Other Comprehensive Income (Loss)
			Common Stock	Additional Paid-In Capital		Retained Earnings	Total Stockholder's Equity
	Issued	Outstanding
Balance at December 31, 2002	6,001,000	6,001,000	$1,200	$298,788	$661,049	$1,324,734	$2,285,771
Comprehensive income:
Net income						1,931,675	1,931,675
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax					(452,734)		(452,734)
Change in unrealized gains (losses) on derivatives, net of tax					6,130		6,130

Comprehensive income							1,485,071
Dividends:
Insurance and benefit plan related investments to SLM Corporation						(346,263)	(346,263)
Student loans to SLM Corporation						(1,076,785)	(1,076,785)

Balance at September 30, 2003	6,001,000	6,001,000	$1,200	$298,788	$214,445	$1,833,361	$2,347,794

Balance at December 31, 2003	6,001,000	6,001,000	$1,200	$338,793	$209,221	$1,297,799	$1,847,013
Comprehensive income:
Net income						998,646	998,646
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax					(146,012)		(146,012)
Change in unrealized gains (losses) on derivatives, net of tax					9,197		9,197

Comprehensive income							861,831
Dividends:
Student loans to SLM Corporation						(959,470)	(959,470)

Balance at September 30, 2004	6,001,000	6,001,000	$1,200	$338,793	$72,406	$1,336,975	$1,749,374

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2004	2003
Operating activities
Net income	$998,646	$1,931,675
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gains on student loan securitizations	(32,448)	(500,904)
Gains on sales to SLM Corporation	(1,531,202)	(1,738,143)
Unrealized derivative market value adjustment	(690,090)	(353,881)
Loss on extinguishment of GSE debt	102,508	—
Provisions for losses	15,677	39,929
Decrease in restricted cash	7,840	75,782
(Increase) decrease in accrued interest receivable	(74,799)	41,365
(Decrease) in accrued interest payable	(193,281)	(51,825)
Decrease in Retained Interest in securitized receivables	—	18,835
Decrease in other assets	233,809	103,605
Increase in other liabilities	480,307	1,052,053

Total adjustments	(1,681,679)	(1,313,184)

Net cash (used in) provided by operating activities	(683,033)	618,491

Investing activities
Student loans acquired	(7,984,892)	(12,143,380)
Loans purchased from securitized trusts (primarily through loan consolidations)	(444,331)	(4,378,654)
Loans acquired from SLM Corporation	(4,443,429)	—
Reduction of student loans:
Installment payments	1,514,930	2,045,097
Claims and resales	296,776	455,699
Proceeds from securitization of student loans treated as sales	2,515,130	10,027,232
Proceeds from sales of student loans	429,547	—
Proceeds from sales of student loans to SLM Corporation	8,238,945	4,013,691
Academic facilities financings and other loans made	(43,901)	(206,203)
Academic facilities financings and other loans repaid	254,360	354,548
Purchases of available-for-sale securities	(42,184,172)	(1,804,179)
Proceeds from sales and maturities of available-for-sale securities	41,511,844	2,301,490
Purchases of other securities	(133,379)	(223,728)
Proceeds from sales and maturities of other securities	190,541	232,764
Proceeds from sale of Retained Interest in securitized receivables to SLM Corporation	—	2,055,202
Proceeds from sale of Variable Interest Entity to SLM Corporation, net of cash	—	1,081,152
Proceeds from sales of assets, liabilities, and GSE subsidiaries to SLM Corporation, as a result of GSE Wind-Down	6,736,430	—

Net cash provided by investing activities	6,454,399	3,810,731

Financing activities
Short-term borrowings issued	290,562,845	555,851,330
Short-term borrowings repaid	(296,874,161)	(560,264,204)
Long-term notes issued	873,994	5,161,343
Long-term notes repaid	(11,220,018)	(14,950,365)
Long-term notes issued by Variable Interest Entity	15,402,762	9,702,773
GSE debt extinguishment	(1,852,183)	—
Sale of Trust to SLM Corporation, net of cash	179,104	—

Net cash used in financing activities	(2,927,657)	(4,499,123)

Net increase (decrease) in cash and cash equivalents	2,843,709	(69,901)
Cash and cash equivalents at beginning of period	531,880	166,273

Cash and cash equivalents at end of period	$3,375,589	$96,372

Cash disbursements made for:
Interest	$264,387	$858,528

Income taxes	$—	$—

Noncash items:
Sale of GSE subsidiaries to SLM Corporation	$62,499	$—

Dividend of FFELP Stafford/PLUS student loans to SLM Corporation	$(959,470)	$(1,076,785)

Dividend of insurance and benefit plan related investments to SLM Corporation	$—	$(346,263)

See accompanying notes to consolidated financial statements.

STUDENT LOAN MARKETING ASSOCIATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2004 and for the three and nine months ended
September 30, 2004 and 2003 is unaudited)
(Dollars in thousands, unless otherwise stated)

1.    Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited, consolidated financial statements of the Student Loan Marketing Association ("SLMA" or the "GSE") have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2004 may not necessarily be indicative of the results for the year ending December 31, 2004. The GSE is a wholly owned subsidiary of SLM Corporation ("the Company"). These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 2003 Annual Report on Form 10-K.

Going Concern—GSE Wind-Down

        The financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to use going concern accounting as substantially all assets and operations of the GSE will be transferred to its parent, SLM Corporation. As of September 2004, the Company had substantially completed the Wind-Down of the GSE and, on November 1, 2004, the Company sent notices to the Secretary of Education and the Secretary of the Treasury that it intends to wind-down and dissolve the GSE on December 31, 2004 or as soon as practicable thereafter. Accordingly, SLMA will not continue as a going concern and its assets will be realized and liabilities satisfied through the Wind-Down process. On October 28, 2004, as part of the Wind-Down process, the GSE paid a cash dividend of $900 million to the Company.

        On June 30, 2004, the Company purchased FFELP student loans through non-GSE affiliates and as a result the GSE was required by statute to terminate all such activity. As a result, the GSE is no longer a source of liquidity for SLM Corporation's purchase of student loans and SLM Corporation's GSE related financing activities will primarily consist of refinancing the remainder of the GSE's assets through non-GSE sources. All GSE debt that remains outstanding upon completion of these Wind-Down activities will be defeased through the creation of a fully collateralized trust, consisting of cash or financial instruments backed by the full faith and credit of the U.S. government with cash flows that match the interest and principal obligations of the defeased debt. Through September 30, 2004, SLM Corporation repurchased approximately $1.7 billion of GSE debt through a tender offer and recorded a loss of $103 million. Also in connection with the Wind-Down, the GSE will no longer issue short-term floating rate notes, but will continue to issue other short-term debt, as necessary, until all current GSE assets are refinanced. At September 30, 2004, the GSE had $4.7 billion in assets remaining primarily consisting of cash and cash equivalents and investments. The GSE no longer holds student loans.

Reclassifications

        In addition to unrealized gains and losses, the Financial Accounting Standards Board's (the "FASB's") Statement of Financial Accounting Standards ("SFAS") No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as "realized derivative transactions") that do not qualify as hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. The table below summarizes the reclassification of the realized derivative transactions for the three and nine months ended September 30, 2003.

(Dollars in millions)	Three months ended September 30, 2003	Nine months ended September 30, 2003
Reclassification of realized derivative transactions to derivative market value adjustment:
Net settlement expense on Floor Income Contracts reclassified from student loan income	$(82)	$(298)
Net settlement expense on Floor Income Contracts reclassified from servicing and securitization income	(57)	(139)
Net settlement income on interest rate swaps reclassified from net interest income	8	30
Net settlement expense on interest rate swaps reclassified from servicing and securitization income	(15)	(46)
Realized losses on closed Eurodollar futures contracts and terminated derivative contracts reclassified from other expense	(3)	(72)

Total reclassifications to the derivative market value adjustment	(149)	(525)
Add: Unrealized derivative market value adjustment	175	354

Derivative market value adjustment as reported	$26	$(171)

2.    Student Loans

        As a result of the GSE Wind-Down, as of September 30, 2004, SLMA no longer holds student loans. (See Note 1, "Going Concern—GSE Wind-Down," and Note 6, "Related Parties"). Previously, SLMA purchased student loans from originating lenders. SLMA's portfolio consisted principally of loans originated under two federally sponsored programs—the Federal Family Education Loan Program ("FFELP") and the Health Education Assistance Loan Program ("HEAL"). SLMA also purchased Private Education Loans.

        The following table reflects the distribution of SLMA's student loan portfolio by program as of September 30, 2004 and 2003.

	September 30,
(Dollars in millions)
	2004	2003
FFELP—Stafford	$—	$10,311
FFELP—PLUS/SLS	—	962
FFELP—Consolidation Loans	—	13,952
Private Education Loans	—	758
HEAL(1)	—	1,245

Subtotal	—	27,228
Allowance for loan losses	—	(48)

Total student loans, net	$—	$27,180

(1)
The HEAL program was integrated into the FFELP in 1998, so there are no new originations under that program.

3.    Allowance for Student Loan Losses

        The provisions for student loan losses represent the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the student loan portfolios. The evaluation of the provisions for student loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. SLMA believes that the allowance for student loan losses is adequate to cover probable losses in the student loan portfolios.

        The following table summarizes changes in the allowance for student loan losses for SLMA's Private Education and federally insured student loan portfolios for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$2,473	$52,655	$29,979	$109,144
Additions
Provisions for student loan losses	(352)	9,956	15,677	39,929
Recoveries	—	1,201	1,068	3,770
Deductions
Transfer to SLM Corporation	(1,705)	—	(4,430)	—
Reductions for student loan sales and securitizations	(98)	(12,808)	(36,755)	(95,545)
Charge-offs	—	(3,400)	(4,662)	(10,615)
Other	(318)	—	(877)	921

Balance at end of period	$—	$47,604	$—	$47,604

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

        The following table summarizes securitization activity for the three and nine months ended September 30, 2004 and 2003. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three months ended September 30,
	2004				2003
(Dollars in millions)	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %
Sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	2	$3,511	$40	1.1%
Consolidation Loans	—	—	—	—	—	—	—	—

Total securitizations—sales	—	—	$—	—%	2	3,511	$40	1.1%

Financings:
Asset-backed commercial paper(1)	—	—			—	—
Consolidation Loans(2)	—	—			2	5,513

Total securitizations—financings	—	—			2	5,513

Total securitizations	—	$—			4	$9,024

	Nine months ended September 30,
	2004				2003
(Dollars in millions)	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %
Sales:
FFELP Stafford/PLUS loans	1	$2,501	$32	1.3%	4	$5,772	$72	1.3%
Consolidation Loans	—	—	—	—	2	4,256	434	10.2

Total securitizations—sales	1	2,501	$32	1.3%	6	10,028	$506	5.1%

Financings:
Asset-backed commercial paper(1)	1	4,186			—	—
Consolidation Loans(2)	4	10,469			4	9,825

Total securitizations—financings	5	14,655			4	9,825

Total securitizations	6	$17,156			10	$19,853

(1)
The asset-backed commercial paper conduit is a multi-seller conduit that allows SLMA to borrow up to $5 billion. The conduit is a revolving 364-day facility with annual extensions. SLMA may purchase loans out of this trust at its discretion, and as a result, the trust did not qualify as a qualifying special purpose entity ("QSPE") and the securitization was accounted for on-balance sheet as a Variable Interest Entity ("VIE").

(2)
In certain Consolidation Loan securitization structures, SLMA holds rights that can affect the remarketing of the bonds; and as a result, these securitizations did not qualify as QSPEs. Accordingly, they are accounted for on-balance sheet as VIEs.

        Key economic assumptions used in estimating the fair value of the Retained Interests at the date of securitization for FFELP Stafford securitization transactions that qualified as sales during the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three months ended September 30,
	2004		2003
	FFELP Stafford(1)	Consolidation(1)	FFELP Stafford	Consolidation(1)
Prepayment speed	**	—	9%	—
Weighted-average life (in years)	—	—	4.6	—
Expected credit losses (% of principal securitized)	—	—	.51%	—
Residual cash flows discounted at (weighted average)	—	—	12%	—
	Nine months ended September 30,
	2004		2003
	FFELP Stafford	Consolidation(1)	FFELP Stafford	Consolidation
Prepayment speed	**	—	9%	7%
Weighted-average life (in years)	4.1	—	4.6	8.0
Expected credit losses (% of principal securitized)	.17%	—	.52%	.75%
Residual cash flows discounted at (weighted average)	12%	—	12%	6%

(1)
No Consolidation Loan securitizations in the period qualified for sale treatment.

**
20% CPR for 2004, 15% CPR for 2005 and 6% thereafter.

5.    Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

        The following tables summarize the fair values and notional amounts of all derivative instruments at September 30, 2004 and December 31, 2003, and their impact on other comprehensive income and earnings for the three and nine months ended September 30, 2004 and 2003. At September 30, 2004 and December 31, 2003, $0 million and $156 million (fair value), respectively, of available-for-sale investment securities were pledged as collateral against these derivative instruments.

	Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
Fair Values
Interest rate swaps	$—	$—	$(1)	$(110)	$—	$(89)	$(1)	$(199)
Floor/Cap contracts	—	—	—	—	—	(563)	—	(563)
Futures	—	(2)	—	—	(1)	(40)	(1)	(42)

Total	$—	$(2)	$(1)	$(110)	$(1)	$(692)	$(2)	$(804)

(Dollars in billions)
Notional Values
Interest rate swaps	$—	$—	$.7	$8.1	$.6	$35.8	$1.3	$43.9
Floor/Cap contracts	—	—	—	—	.5	18.7	.5	18.7
Futures	—	0.3	—	—	.8	9.4	.8	9.7

Total	$—	$0.3	$.7	$8.1	$1.9	$63.9	$2.6	$72.3

	Three months ended September 30,
	Cash Flow		Fair Value				Trading		Total
(Dollars in millions)
	2004	2003	2004		2003		2004	2003	2004	2003
Changes to accumulated other comprehensive income, net of tax
Hedge ineffectiveness reclassified to earnings	$5	$—	$—		$—		$—	$—	$5	$—
Amortization of effective hedges(1)	—	—	—		—		—	—	—	—
Discontinued hedges	1	$2	$—		$—		$—	$—	$1	$2

Change in accumulated other comprehensive income, net	$6	$2	$—		$—		$—	$—	$6	$2

Earnings Summary
Recognition of closed futures contracts' gains/losses into interest expense(2)	$(1)	$(2)	$—		$—		$—	$—	$(1)	$(2)
Recognition of future losses related to tendered debt	(8)	—	—		—		—	—	(8)	—
Derivative market value adjustment—Realized(3)	—	—	—		—		(381)	(149)	(381)	(149)
Derivative market value adjustment—Unrealized	—	—	(1	)(4)	1	(4)	235	174	234	175

Total earnings impact	$(9)	$(2)	$(1)		$1		$(146)	$25	$(156)	$24

	Nine months ended September 30,
	Cash Flow		Fair Value			Trading		Total
(Dollars in millions)
	2004	2003	2004	2003		2004	2003	2004	2003
Changes to accumulated other comprehensive income, net of tax
Hedge ineffectiveness reclassified to earnings	$5	$—	$—	$—		$—	$—	$5	$—
Change in fair value of cash flow hedges	—	(1)	—	—		—	—	—	(1)
Amortization of effective hedges(1)	3	7	—	—		—	—	3	7
Discontinued hedges	1	—	—	—		—	—	1	—

Change in accumulated other comprehensive income, net	$9	$6	$—	$—		$—	$—	$9	$6

Earnings Summary
Recognition of closed futures contracts' gains/losses into interest expense(2)	$(5)	$(11)	$—	$—		$—	$—	$(5)	$(11)
Recognition of future losses related to tendered debt	(8)	—	—	—		—	—	(8)	—
Derivative market value adjustment—Realized(3)	—	—	—	—		(690)	(525)	(690)	(525)
Derivative market value adjustment—Unrealized	—	1 (4)	—	2	(4)	690	351	690	354

Total earnings impact	$(13)	$(10)	$—	$2		$—	$(174)	$(13)	$(182)

(1)
SLMA expects to amortize $1 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging debt instruments that remain outstanding after September 30, 2004.

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

        In connection with the Wind-Down of the GSE, SLM Corporation has securitized, sold and transferred the majority of SLMA's assets. The following table summarizes SLMA's asset sales and transfers for the three and nine months ended September 30, 2004 and 2003 (carrying value includes accrued interest).

	Three months ended September 30,
	2004			2003
(Dollars in millions)	Sale Amount	Carrying Amount	Gain Amount	Sale Amount	Carrying Amount	Gain Amount
FFELP/Consolidation Loan securitizations	$—	$—	$—	$3,603	$3,563	$40
Sale of on-balance sheet VIEs, net(1)				591	141	450
Student loan sales(2)	2,076	2,038	38	526	514	12
Non-cash dividend of FFELP Stafford/PLUS student loans(3)	—	—	—	1,077	1,054	23
Sale of swaps and Floor Income Contracts(4)	(613)	(613)	—	—	—	—
Sale of Retained Interests in securitized receivables(5)	—	—	—	3,068	2,451	617
Loans consolidated with SLM Corp. entities	172	172	—	37	37	—
Sale of assets and liabilities to SLM Corp. entities, net	1,886	1,675	211	—	—	—
	Nine months ended September 30,
	2004			2003
(Dollars in millions)	Sale Amount	Carrying Amount	Gain Amount	Sale Amount	Carrying Amount	Gain Amount
FFELP/Consolidation Loan securitizations	$2,577	$2,545	$32	$10,722	$10,216	$506
Sale of on-balance sheet VIEs, net(1)	963	127	836	1,259	306	953
Student loan sales(2)	8,249	8,061	188	4,022	3,877	145
Non-cash dividend of FFELP Stafford/PLUS student loans(3)	960	944	16	1,077	1,054	23
Non-cash dividend of insurance and benefit plan related investments	—	—	—	346	346	—
Sale of swaps and Floor Income Contracts(4)	(760)	(760)	—	—	—	—
Sale of Retained Interests in securitized receivables(5)	65	63	2	3,068	2,451	617
Loans consolidated with SLM Corp. entities	590	590	—	37	37	—
Sale of assets and liabilities to SLM Corp. entities, net	2,054	1,817	237	—	—	—
Sale of GSE subsidiaries to SLM Corp. entities(6)	4,626	4,374	252	—	—	—

(1)
These VIEs consist of securitized Consolidation Loans totaling $5.5 billion for the three months ended September 30, 2003, respectively, and $10.5 billion and $9.8 billion for the nine months ended September 30, 2004 and 2003, respectively, and the sales are recorded net of debt issued. Included in the $10.5 billion of loans sold in 2004 were $2.2 billion of Consolidation Loans acquired by SLMA from SLM Education Loan Corporation, a non-GSE subsidiary of the Company.
(2)
The student loans were sold by SLMA to a subsidiary of SLM Corporation at fair market value.
(3)
This dividend was recorded at fair market value.
(4)
SLMA sold swaps and Floor Income Contracts to SLM Corporation at fair market value.
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

        In connection with the transfer of employees from SLMA to SLM Corporation and its non-GSE subsidiaries, SLMA and SLM Corporation and various of its non-GSE subsidiaries entered into Management Services Agreements ("MSAs") whereby all management and administrative support would be provided to SLMA for a monthly fee. Intercompany expenses under the MSAs for the three months ended September 30, 2004 and 2003 totaled $3 million and $23 million, respectively, and for the nine months ended September 30, 2004 and 2003 totaled $37 million and $70 million, respectively. Effective January 1, 2003, only third party loan acquisition costs are being booked directly to SLMA and are included in other operating expenses.

        Intercompany expenses under the servicing contract between SLMA and Sallie Mae, Inc., a wholly owned non-GSE subsidiary of SLM Corporation which includes the division of Sallie Mae Servicing, for the three months ended September 30, 2004 and 2003 totaled $0 million and $68 million, respectively, and for the nine months ended September 30, 2004 and 2003 totaled $63 million and $151 million, respectively.

        At September 30, 2004 and December 31, 2003, SLMA had a net intercompany liability of $275 million and $530 million, respectively, with SLM Corporation and several of its non-GSE subsidiaries.

        Through the second quarter of 2004, SLMA purchased insurance for its Private Education Loan portfolio from HICA. SLMA paid HICA insurance premiums in return for HICA's guarantee of payment of principal and interest on Private Education Loans. In connection with this arrangement, HICA invested its insurance reserves related to SLMA's HICA insured loans in a Master Promissory Note of SLMA to HICA. This note matured on July 1, 2004. At December 31, 2003, SLMA owed HICA $69 million under this note.

7.    Contingencies

        SLMA and various affiliates were defendants in a lawsuit brought by College Loan Corporation ("CLC") in the United States District Court for the Eastern District of Virginia alleging various breach of contract and common law tort claims in connection with CLC's consolidation loan activities. The Complaint sought compensatory damages of at least $60 million. On June 25, 2003, the jury returned a verdict in favor of SLMA on all counts. CLC subsequently filed an appeal. Oral argument, before the U.S. Court of Appeals for the Fourth Circuit, was held on June 4, 2004 and on September 26, 2004. The Court of Appeals has not yet issued a decision in the case.

        SLMA was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit sought to bring a nationwide class action on behalf of all borrowers who allegedly paid "undisclosed improper and excessive" late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of two million borrowers. In addition, the plaintiffs alleged that SLMA charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 28, 2003, the trial court granted SLMA's motion to dismiss the complaint in its entirety. The Court of Appeals affirmed the Superior Court's decision granting SLMA's motion to dismiss the complaint, but granted plaintiffs leave to re-plead the first count, which alleged violations of the D.C. Consumer Protection Procedures Act. The Court of Appeals affirmed the dismissal of the remaining two counts with prejudice. On September 15, 2004, the plaintiffs filed an amended class action complaint. On October 15, 2004, SLMA filed a motion to dismiss the amended complaint for failure to state a claim and non-compliance with the Court of Appeals' ruling.

        In July 2003, a borrower in California filed a class action complaint against SLMA and certain of its affiliates in state court in San Francisco in connection with a monthly payment amortization error discovered by SLMA in the fourth quarter of 2002. The complaint asserts claims under the California Business and Professions Code and other California statutory provisions. The complaint further seeks certain injunctive relief and restitution. On May 14, 2004, the court issued an order dismissing two of the three counts of the complaint. The case is currently in the discovery phase.

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

QuickLinks

SLM CORPORATION FORM 10-Q INDEX September 30, 2004
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SLM CORPORATION CONSOLIDATED BALANCE SHEETS (Dollars and shares in thousands, except per share amounts)
SLM CORPORATION CONSOLIDATED STATEMENTS OF INCOME (Dollars and shares in thousands, except per share amounts)
SLM CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except share and per share amounts) (Unaudited)
SLM CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except share and per share amounts) (Unaudited)
SLM CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
SLM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Information at September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 is unaudited) (Dollars and shares in thousands, except per share amounts, unless otherwise stated)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Three and nine months ended September 30, 2004 and 2003 (Dollars in millions, except per share amounts, unless otherwise stated)
PART II. OTHER INFORMATION
SIGNATURES
APPENDIX A STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED FINANCIAL STATEMENTS INDEX
STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED BALANCE SHEETS (Dollars and shares in thousands, except per share amounts)
STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share and per share amounts) (Unaudited)
STUDENT LOAN MARKETING ASSOCIATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
STUDENT LOAN MARKETING ASSOCIATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Information at September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 is unaudited) (Dollars in thousands, unless otherwise stated)