Form 10-K
period 2004-12-31
SLM CORP
filed 2005-03-16
CIK 1032033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file numbers 001-13251

SLM Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2013874
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12061 Bluemont Way, Reston, Virginia (Address of Principal Executive Offices)	20190 (Zip Code)
(703) 810-3000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.20 per share.
Name of Exchange on which Listed:
New York Stock Exchange
6.97% Cumulative Redeemable Preferred Stock, Series A, par value $.20 per share
Name of Exchange on which Listed:
New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None.

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $17,463,295,382.85 (based on closing sale price of $40.45 per share as reported for the New York Stock Exchange — Composite Transactions).
      As of February 28, 2005, there were 421,654,978 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Proxy Statement relating to the registrant’s Annual Meeting of Shareholders scheduled to be held May 19, 2005 are incorporated by reference into Part III of this Report.
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      This report contains forward-looking statements and information that are based on management’s current expectations as of the date of this document. When used in this report, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in these laws and regulations, which may reduce the volume, average term and costs of yields on student loans under the Federal Family Education Loan Program (“FFELP”) or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to SLM Corporation, more commonly known as Sallie Mae, and its subsidiaries (collectively, “the Company”). The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans; losses from loan defaults; and changes in prepayment rates and credit spreads.
GLOSSARY
      Listed below are definitions of key terms that are used throughout this document. See also APPENDIX A, “FEDERAL FAMILY EDUCATION LOAN PROGRAM,” for a further discussion of the FFELP.
      Consolidation Loans — Under the FFELP, borrowers with eligible student loans may consolidate them into one note with one lender and convert the variable interest rates on the loans being consolidated into a fixed rate for the life of the loan. The new note is considered a Consolidation Loan. Typically a borrower can consolidate their student loans only once unless the borrower has another eligible loan with which to consolidate with the existing Consolidation Loan. The borrower rate on a Consolidation Loan is fixed for the term of the loan and is set by the weighted-average interest rate of the loans being consolidated, rounded up to the nearest 1/8th of a percent, not to exceed 8.25 percent. In low interest rate environments, Consolidation Loans provide an attractive refinancing opportunity to borrowers because they allow borrowers to consolidate variable rate loans into a long-term fixed rate loan. Holders of Consolidation Loans are eligible to earn interest under the Special Allowance Payment (“SAP”) formula (see definition below).
      Consolidation Loan Rebate Fee — All holders of Consolidation Loans are required to pay to the U.S. Department of Education (“ED”) an annual 105 basis point Consolidation Loan Rebate Fee on all outstanding principal and accrued interest balances of Consolidation Loans purchased or originated after October 1, 1993, except for loans for which consolidation applications were received between October 1, 1998 and January 31, 1999, where the Consolidation Loan Rebate Fee is 62 basis points.
      Constant Prepayment Rate (“CPR”) — A variable in life of loan estimates that measures the rate at which loans in the portfolio pay before their stated maturity. The CPR is directly correlated to the average life of the portfolio. CPR equals the percentage of loans that prepay annually as a percentage of the beginning of period balance.
      Direct Loans — Student loans originated directly by ED under the William D. Ford Federal Direct Student Loan Program (“FDLP”).
      ED — The U.S. Department of Education.
      Embedded Floor Income — Embedded Floor Income is Floor Income (see definition below) that is earned on off-balance sheet student loans that are in securitization trusts sponsored by us. At the time of the securitization, the option value of Embedded Fixed Rate Floor Income is included in the initial valuation of the Residual Interest (see definition below) and the gain or loss on sale of the student loans. Embedded Floor Income is also included in the quarterly fair value adjustments of the Residual Interest.

      Exceptional Performer (“EP”) Designation — The EP designation is determined by ED in recognition of meeting certain performance standards set by ED in servicing FFELP loans. Upon receiving the EP designation, the EP servicer receives 100 percent reimbursement on default claims on federally guaranteed student loans for all loans serviced for a period of at least 270 days before the date of default and will no longer be subject to the two percent Risk Sharing (see definition below) on these loans. The EP servicer is entitled to receive this benefit as long as it remains in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria.
      FDLP — The William D. Ford Federal Direct Student Loan Program.
      FFELP — The Federal Family Education Loan Program (see also APPENDIX A), formerly the Guaranteed Student Loan Program.
      Fixed Rate Floor Income — We refer to Floor Income (see definition below) associated with student loans whose borrower rate is fixed to term (primarily Consolidation Loans) as Fixed Rate Floor Income.
      Floor Income — Our portfolio of FFELP student loans earns interest at the higher of a floating rate based on the Special Allowance Payment or SAP formula (see definition below) set by ED and the borrower rate, which is fixed over a period of time. We generally finance our student loan portfolio with floating rate debt over all interest rate levels. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, our student loans earn at a fixed rate while the interest on our floating rate debt continues to decline. In these interest rate environments, we earn additional spread income that we refer to as Floor Income. Depending on the type of the student loan and when it was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. As a result, for loans where the borrower rate is fixed to term, we may earn Floor Income for an extended period of time, and for those loans where the borrower interest rate is reset annually on July 1, we may earn Floor Income to the next reset date.
      The following example shows the mechanics of Floor Income for a typical fixed rate Consolidation Loan originated after July 1, 2004 (with a commercial paper-based SAP spread of 2.64 percent):

Fixed Borrower Rate:	3.375%
SAP Spread over Commercial Paper Rate:	(2.640)%

Floor Strike Rate(1)	0.735%

(1)	The interest rate at which the underlying index (Treasury bill or commercial paper) plus the fixed SAP spread equals the fixed borrower rate. Floor Income is earned anytime the interest rate of the underlying index declines below this rate.
      Based on this example, if the quarterly average commercial paper rate is over 0.735 percent, the holder of the student loan will earn at a floating rate based on the SAP formula, which in this example is a fixed spread to commercial paper of 2.64 percent. On the other hand, if the quarterly average commercial paper rate is below 0.735 percent, the SAP formula will produce a rate below the fixed borrower rate of 3.375 percent and the loan holder earns at the borrower rate of 3.375 percent. The difference between the fixed borrower rate and the lender’s expected yield based on the SAP formula is referred to as Floor Income. Our student loan assets are generally funded with floating rate debt, so when student loans are earning at the fixed borrower rate, decreases in interest rates may increase Floor Income.

Graphic Depiction of Floor Income:
      Floor Income Contracts — We enter into contracts with counterparties under which, in exchange for an upfront fee representing the present value of the Floor Income that we expect to earn on a notional amount of student loans being hedged, we will pay the counterparties the Floor Income earned on that notional amount of student loans over the life of the Floor Income Contract. Specifically, we agree to pay the counterparty the difference, if positive, between the fixed borrower rate less the SAP spread and the average of the applicable interest rate index on that notional amount of student loans for a portion of the estimated life of the student loan. This contract effectively locks in the amount of Floor Income we will earn over the period of the contract. Floor Income Contracts are not considered effective hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and each quarter we must record the change in fair value of these contracts through income.
      GSE — The Student Loan Marketing Association was a federally chartered government-sponsored enterprise and wholly owned subsidiary of SLM Corporation that was dissolved under the terms of the Privatization Act (see definition below) on December 29, 2004.
      HEA — The Higher Education Act of 1965, as amended.
      Managed Basis — We generally analyze the performance of our student loan portfolio on a Managed Basis, under which we view both on-balance sheet student loans and off-balance sheet student loans owned by the securitization trusts as a single portfolio, and the related on-balance sheet financings are combined with off-balance sheet debt. When the term Managed is capitalized in this document, it is referring to Managed Basis.
      Offset Fee — We were required to pay to ED an annual 30 basis point Offset Fee on the outstanding balance of Stafford and PLUS student loans purchased and held by the GSE after August 10, 1993. The fee did not apply to student loans sold to securitized trusts or to loans held outside of the GSE. This fee no longer applies, as the GSE was dissolved under the terms of the Privatization Act on December 29, 2004.
      Preferred Channel Originations — Preferred Channel Originations are comprised of: 1) student loans that are originated by lenders with forward purchase commitment agreements with Sallie Mae and are committed for sale to Sallie Mae, such that we either own them from inception or acquire them soon after origination, and 2) loans that are originated by internal Sallie Mae brands. (See also “RECENT DEVELOPMENTS — Bank One/ JPMorgan Chase Relationships” for a discussion related to our lender partners.)
      Preferred Lender List — To streamline the student loan process, most higher education institutions select a small number of lenders to recommend to their students and parents. This recommended list is referred to as the Preferred Lender List.
      Private Education Loans (formerly referred to as “Private Credit Student Loans”) — Education loans to students or parents of students that are not guaranteed or reinsured under the FFELP or any other federal student loan program. Private Education Loans include loans for traditional higher education, undergraduate and graduate degrees, and for alternative education, such as career training, private kindergarten through secondary education schools and tutorial schools. Traditional higher education loans have repayment terms similar to FFELP loans, whereby repayments begin after the borrower leaves school. Repayment for alternative education or career training loans begins immediately.
      Privatization Act — The Student Loan Marketing Association Reorganization Act of 1996.
      Residual Interest — When we securitize student loans, we retain the right to receive cash flows from the student loans sold to trusts we sponsor in excess of amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The Residual Interest is the present value of the future expected cash flows from off-balance sheet student loans in securitized trusts, which includes the present value of Embedded Fixed Rate Floor Income described above. We value the Residual Interest at the time of sale of the student loans to the trust and at each subsequent quarter.
      Retained Interest — The Retained Interest includes the Residual Interest (defined above) and servicing rights (as the Company retains the servicing responsibilities).
      Risk Sharing — When a FFELP loan defaults, the federal government guarantees 98 percent of the principal balance plus accrued interest and the holder of the loan generally must absorb the two percent not guaranteed as a Risk Sharing loss on the loan. FFELP student loans acquired after October 1, 1993 are subject to Risk Sharing on loan default claim payments unless the default results from the borrower’s death, disability or bankruptcy. FFELP loans serviced by a servicer that has EP designation from ED are not subject to Risk Sharing.
      Special Allowance Payment (“SAP”) — FFELP student loans generally earn interest at the greater of the borrower rate or a floating rate determined by reference to the average of the applicable floating rates (91-day Treasury bill rate or commercial paper) in a calendar quarter, plus a fixed spread that is dependent upon when the loan was originated and the loan’s repayment status. If the resulting floating rate exceeds the borrower rate, ED pays the difference directly to us. This payment is referred to as the Special Allowance Payment or SAP and the formula used to determine the floating rate is the SAP formula. We refer to the fixed spread to the underlying index as the Special Allowance spread.
      Title IV Programs and Title IV Loans — Student loan programs created under Title IV of the HEA, including the FFELP and the FDLP, and student loans originated under those programs, respectively.
      Wind-Down — The dissolution of the GSE under the terms of the Privatization Act (see definition above).
      Variable Rate Floor Income — For FFELP Stafford student loans whose borrower interest rate resets annually on July 1, we may earn Floor Income or Embedded Floor Income (see definitions above) based on a calculation of the difference between the borrower rate and the then current interest rate. We refer to this as Variable Rate Floor Income because Floor Income is earned only through the next reset date.

PART I.

Item 1.	Business
INTRODUCTION TO SLM CORPORATION
      SLM Corporation, more commonly known as Sallie Mae, is the market leader in education finance. SLM Corporation is a holding company that operates through a number of subsidiaries and references in this annual report to “the Company” refer to SLM Corporation and its subsidiaries. We were formed 32 years ago as the Student Loan Marketing Association, a federally chartered government-sponsored enterprise (the “GSE”), with the goal of furthering access to higher education by acting as a secondary market for student loans. In 2004, we completed the historic privatization process that began in 1997 and resulted in the Wind-Down of the GSE. We completed the Wind-Down by defeasing the GSE’s remaining debt obligations and dissolving its federal charter on December 29, 2004.
      We are the largest private source of funding, delivery and servicing support for education loans in the United States primarily through our participation in the FFELP. We originate, acquire and hold student loans, with the net interest income and gains on the sales of student loans in securitization being the primary source of our earnings. We also earn fees for pre- and post- default receivables management services. We have structured the Company to be the premier player in every phase of the student loan life cycle — from originating and servicing student loans to ultimately the debt management of delinquent and defaulted student loans. We also provide a wide range of financial services, processing capabilities and information technology to meet the needs of educational institutions, lenders, students and their families, and guarantee agencies. In 2004, we expanded our brand and geographical reach in the student loan business through two acquisitions.
      In recent years we have diversified our business through the acquisition of several companies that provide default management and loan collections services. Initially these acquisitions were concentrated in the student loan industry, but in 2004 we acquired AFS Holdings, LLC, the parent company of Arrow Financial Services LLC (collectively, “AFS”), a debt management company that services several industries outside of student loans. With a vast array of products and service offerings, we are positioned to meet the growing demand for post-secondary education credit and related services. At the end of 2004, we had over 9,000 employees.
      We believe that what distinguishes us from our competition is the breadth and sophistication of the products and services we offer to colleges, universities and students in addition to FFELP and Private Education Loans. These include the streamlining of the financial aid process through university-branded websites, call centers and other solutions that support the financial aid office.
BUSINESS SEGMENTS
      We provide a comprehensive array of credit products and related services to the higher education community through two primary business segments: our Lending business segment and our Debt Management Operations business segment, which we refer to as our DMO business. Within our Corporate and Other business segment, we also provide a number of complementary products and services to financial aid offices and schools that are managed within smaller operating segments, the most prominent being our Guarantor Servicing and Loan Servicing businesses. Each of these operating businesses has unique characteristics and faces different opportunities and challenges.
      We generate the largest share of earnings in our Lending business from the spread between the yield we receive on our Managed portfolio of student loans, and the cost of funding these loans. This spread income is reported on our income statement as “net interest income” for on-balance sheet loans, and “gains on student loan securitizations” and “servicing and securitization revenue” for off-balance sheet loans. Total revenues for this segment were $3.1 billion in 2004. We incur servicing, selling and administrative expenses in providing these products and services.
      In our DMO business, we earn fee revenue for portfolio management, debt collection and default prevention services on a contingent fee basis concentrated mainly in the education finance marketplace. The acquisition of AFS has expanded our capabilities such that we also purchase delinquent and defaulted receivables and earn revenues from collections on these portfolios. Total revenues from the DMO business were $340 million in 2004.
      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public companies to report financial and descriptive information about their reportable operating segments. In accordance with SFAS No. 131, we included in Note 18 to our consolidated financial statements, “Segment Reporting,” separate financial information about our operating segments that is evaluated regularly by the “chief operating decision makers” in deciding how to allocate resources and in assessing the operating results of the business.
LENDING BUSINESS SEGMENT
      In our Lending business segment, we originate and acquire both federally guaranteed student loans which are administered by ED, and Private Education Loans, which are not federally guaranteed. Private Education Loans are primarily used to supplement FFELP loans in meeting the cost of education. We manage the largest portfolio of student loans in the industry, serving more than seven million borrowers through our ownership and management of $107.4 billion in Managed student loans, of which $96.0 billion or 89 percent are federally insured. We serve a diverse range of clients that includes over 6,000 educational and financial institutions and state agencies. We are also the largest servicer of student loans, servicing more than eight million borrowers totaling $110.5 billion in student loans. In addition to education lending, we also originate mortgage and consumer loans with the intent of selling most of these loans. In 2004 we originated $1.5 billion in mortgage and consumer loans and the mortgage and consumer loan portfolio totaled $449 million at December 31, 2004, of which $167 million pertains to mortgages in the held for sale portfolio.
Student Lending Marketplace
      The following chart shows the estimated sources of funding for attending two-year and four-year colleges for the academic year (“AY”) ended June 30, 2004 (AY 2003-2004). Approximately 35 percent of the funding comes from federally guaranteed student loans and Private Education Loans. The parent/student contribution comes from investments, current period earnings and other loans obtained without going through the normal financial aid process.
     Federally Guaranteed Student Lending Programs
      There are two competing programs that provide student loans where the ultimate credit risk lies with the federal government: the FFELP and the FDLP. FFELP loans are provided by private sector institutions and are ultimately guaranteed by ED. FDLP loans are funded by taxpayers and provided to borrowers directly by ED on terms similar to student loans in the FFELP. In addition to these government guaranteed programs,

Private Education Loans are made by financial institutions where the lender assumes the credit risk of the borrower.
      For the federal fiscal year (“FFY”) ended September 30, 2004 (FFY 2004), ED estimated that the FFELP’s market share in federally guaranteed student loans was 75 percent, up from 74 percent in FFY 2003. See “LENDING BUSINESS SEGMENT — Competition.” Total FFELP and FDLP volume for FFY 2004 grew by 14 percent, with the FFELP portion growing 16 percent. Based on current industry trends, management expects the federal student loan market growth will continue in low double digits over the next three years.
      The HEA includes regulations that cover every aspect of the servicing of a student loan, including communications with borrowers, loan originations and default aversion. Failure to service a student loan properly could jeopardize the guarantee on these federal student loans. This guarantee generally covers 98 percent of the student loan’s principal and accrued interest, except in the case of death, disability, or bankruptcy of the borrower, or when an eligible lender or lender servicer (as agent for the eligible lender) has been designated by ED as an Exceptional Performer (“EP”). In these cases, the guarantee covers 100 percent of the student loan’s principal and accrued interest. In October 2004, we were designated as an EP and since that time all principal and interest on FFELP student loans serviced by us are 100 percent guaranteed.
      FFELP student loans are guaranteed by state or non-profit agencies called guarantors, with ED providing reinsurance to the guarantor. Guarantors are responsible for performing certain functions necessary to ensure the program’s soundness and accountability. These functions include reviewing loan application data to detect and prevent fraud and abuse and to assist lenders in preventing default by providing counseling to borrowers. Generally, the guarantor is responsible for ensuring that loans are being serviced in compliance with the requirements of the HEA. When a borrower defaults on a FFELP loan, we submit a claim form to the guarantor who pays us 100 percent of the principal and accrued interest. See “OTHER RELATED EVENTS AND INFORMATION — Reauthorization and Budget Proposals” for a description of certain HEA reauthorization proposals that would reduce the guarantee and APPENDIX A to this document for a more complete description of the role of guarantors.
     Private Education Loan Products
      In addition to federal loan programs, which have statutory limits on annual and total borrowing, we sponsor a variety of Private Education Loan programs and purchase loans made under such programs to bridge the gap between the cost of education and a student’s resources. Most of our higher education Private Education Loans are made in conjunction with a FFELP Stafford loan, so they are marketed to schools through the same marketing channels as FFELP loans by the same sales force. In 2004, we expanded our direct to consumer loan marketing channel with our Tuition AnswerSM loan program where we originate and purchase loans outside of the traditional financial aid process. We also originate and purchase alternative Private Education Loans, which are marketed by our SLM Financial subsidiary to technical and trade schools, tutorial and learning centers, and private kindergarten through secondary education schools. These loans are primarily made at schools not eligible for Title IV loans. Private Education Loans are discussed in more detail below.
     Drivers of Growth in the Student Loan Industry
      The growth in our Managed student loan portfolio, which includes both on-balance sheet and off-balance sheet student loans, is driven by the growth in the overall student loan marketplace, which has grown due to rising enrollment and college costs, as well as by our own market share gains. The size of the federally insured student loan market has more than doubled over the last ten years with student loan originations growing from $23.4 billion in FFY 1995 to $52.1 billion in FFY 2004.
      According to the College Board, tuition and fees at four-year public institutions and four-year private institutions have increased 36 percent and 51 percent, respectively, in constant, inflation adjusted dollars, since AY 1994-1995. Under the FFELP, there are limits to the amount students can borrow each academic year. These loan limits have not changed since 1992. As a result, more students and parents are turning to Private Education Loans to meet an increasing portion of their education financing needs. See “OTHER RELATED

EVENTS AND INFORMATION — Reauthorization and Budget Proposals” for a description of proposals that would increase loan limits. Loans — both federal and private — as a percentage of total student aid have increased from 52 percent of total student aid in AY 1993-1994 to 56 percent in AY 2003-2004. Private Education Loans approximated 17 percent of total federally guaranteed student loans and Private Education Loans in AY 2003-2004.
      ED predicts that the college-age population will increase approximately 10 percent from 2004 to 2013. Demand for education credit will also increase due to the rise in non-traditional students (those not attending college directly from high school) and adult education. The following charts show the projected enrollment and average tuition and fee growth for four-year public and private colleges and universities.

Sallie Mae’s Lending Business
      Our primary marketing point-of-contact is the school’s financial aid office where we focus on delivering flexible and cost-effective products to the school and its students. Our sales force, which works with financial aid administrators on a daily basis, is the largest in the industry and currently markets the following internal lender brands: Academic Management Services Corp. (“AMS”), Nellie Mae, Sallie Mae Educational Trust, SLM Financial, Student Loan Funding Resources (“SLFR”), Southwest Student Services (“Southwest”) and Student Loan Finance Association (“SLFA”). We also actively market the loan guarantee of United Student Aid Funds, Inc. (“USA Funds”) and its affiliate Northwest Education Loan Association (“NELA”) through a separate sales force.
      We acquire student loans from three principal sources:

•	our Preferred Channel;

•	Consolidation Loans; and

•	strategic acquisitions.
      Over the past several years we have successfully changed our business model from a wholesale purchaser of loans on the secondary market, to a direct origination model where we control the front-end origination process. This provides us with higher yielding loans that have a longer duration because we originate or purchase them at or immediately after full disbursement. The key measure of this successful transition is the growth in our Preferred Channel Originations, which, in 2004, accounted for 78 percent of Managed student loan acquisitions (exclusive of loans acquired through business acquisitions). These are our most valuable loans because they cost the least to acquire and remain in our portfolio the longest. In 2004, we originated $18.0 billion in student loans through our Preferred Channel, of which a total of $5.7 billion or 32 percent was originated through our owned brands, $6.9 billion or 38 percent was originated through our largest lending partners, Bank One and JPMorgan Chase, and $5.4 billion or 30 percent was originated through other lender partners. Currently, we purchase substantially all student loans originated by JPMorgan Chase through a joint venture arrangement, which resulted in $2.7 billion of origination volume in 2004.
      During 2004, Bank One and JPMorgan Chase completed their merger. Following this merger, we entered into a comprehensive agreement with Bank One under which our previous marketing service and loan purchase agreements were terminated for which we received combined termination fees of $23 million and the ExportSS® loan purchase agreement was extended for three years. Under this agreement we will acquire substantially all of Bank One’s origination volume through 2008.
      The separate joint venture with JPMorgan Chase was not affected by the merger, although JPMorgan Chase has rejected our initial offer to renew the agreements that support the joint venture and has filed a petition in a Delaware Chancery Court seeking to dissolve the joint venture. Under the terms of the joint venture agreements, if by May 31, 2005 the parties are unable to reach an agreement to renew or extend these agreements, then either party may trigger a “Dutch Auction” process. Under the terms of the current joint venture agreements we will continue to acquire all JPMorgan Chase-branded student loans originated through the joint venture through September 2007. The lawsuit seeks to dissolve the joint venture before the other party can invoke the Dutch Auction process. A JPMorgan Chase request with the Chancery Court for an expedited schedule for a final hearing on the merits has been stayed pending settlement discussions among the parties. See “Legal Proceedings” and “RECENT DEVELOPMENTS — Bank One/JPMorgan Chase Joint Venture.”
      Our Preferred Channel Originations growth has been fueled by both FDLP and new school conversions, same school sales growth, and growth in the for-profit sector. Since 1999, we have partnered with over 100 schools that have chosen to return to the FFELP from the FDLP. Our FFELP originations at these schools totaled over $1.4 billion in 2004. In addition to winning new schools, we have also forged broader relationships with many of our existing school clients. Consistent with enrollment trends, our FFELP and private originations at for-profit schools have grown faster than at traditional higher education schools.

      In 2004, the 22 percent of Managed student loans we acquired outside of our Preferred Channel was through Consolidation Loans from third parties (12 percent), spot purchases (8 percent) and other forward purchase commitments (2 percent).
     Consolidation Loans
      Over the past three years, we have seen a surge in consolidation activity as a result of historically low interest rates that has contributed to the changing composition of our student loan portfolio. Consolidation Loans earn a lower yield than FFELP Stafford Loans due primarily to the Consolidation Loan Rebate Fee. This negative impact is somewhat mitigated by the longer average life of Consolidation Loans. We have made a substantial investment in consolidation marketing to protect our asset base and grow our portfolio, including targeted direct mail campaigns and web-based initiatives for borrowers. In 2004, this investment resulted in a net Managed portfolio gain of $504 million from consolidation activity. During 2004, $10.7 billion of FFELP Stafford loans in our Managed loan portfolio consolidated either with us ($8.6 billion) or with other lenders ($2.1 billion). Consolidation Loans now represent over 50 percent of our federally guaranteed Managed student loan portfolio and over 60 percent of our on-balance sheet owned portfolio.
     Private Education Loans
      We sponsor a variety of Private Education Loan programs that bridge the gap between the cost of education and a student’s resources, including federally guaranteed loans. Since we bear the full credit risk for Private Education Loans, they are underwritten and priced according to credit risk based upon standardized consumer credit scoring criteria. To mitigate some of the credit risk, we provide price and eligibility incentives for students to obtain a credit-worthy co-borrower. Approximately 48 percent of our Private Education Loans have a co-borrower. Due to their higher risk profile, Private Education Loans earn higher spreads than their FFELP loan counterparts. In 2004, Private Education Loans earned an average spread, after provision for loan losses, of 2.69 percent versus an average spread of 1.59 percent for FFELP loans.
      The rising cost of education has led students and their parents to seek additional private credit sources to finance their education. Private Education Loans are often packaged as supplemental or companion products to FFELP loans and priced and underwritten competitively to provide additional value for our school relationships. In certain situations, the school shares the borrower credit risk. Over the last several years, the growth of Private Education Loans has accelerated due to tuition increasing faster than the rate of inflation coupled with no increase in the FFELP lending limits. This rapid growth coupled with the relatively higher spreads has led to Private Education Loans contributing a higher percentage of our net interest margin in each of the last three years and we expect this trend to continue in the foreseeable future. In 2004, Private Education Loans contributed 17 percent of the overall net interest income after provision, up from 15 percent in 2003.
     Private Education Loan Programs
      Our largest Private Education Loan program is the Signature Loan® offered to undergraduates and graduates through the financial aid offices of colleges and universities and packaged with the traditional FFELP and PLUS loan products. We also offer specialized loan products to graduate and professional students primarily through our MBALoans®,LAWLOANS® and MEDLOANSSM programs. Generally, these loans, which are made by lender partners and sold to the Company, do not require the borrower to begin repaying his or her loan until after graduation and allow a grace period from six to nine months.
      In the third quarter of 2004 we began to offer Tuition AnswerSM loans direct to the consumer through targeted direct mail campaigns and web-based initiatives. Tuition Answer loans are made by a lender-partner and are sold to the Company. Under the Tuition Answer loan program, creditworthy parents, sponsors and students may borrow between $1,500 and $30,000 per year (limit raised to $40,000 per year in 2005) to cover any college-related expense. No school certification is required, although a borrower must provide enrollment documentation. At December 31, 2004, we had $95 million of Tuition Answer loans outstanding.

      Through SLM Financial, a wholly-owned subsidiary of SLM Corporation, we offer Private Education Loan products to finance the needs of students in career training, lifelong learning programs such as technical and trade schools, tutorial and learning centers, and private kindergarten through secondary schools. The major fields of study for the technical and trade schools include information technology, cosmetology, mechanics, medical/dental/lab, culinary and broadcasting. On average, these training programs typically last fewer than 12 months. Generally, these loans require the borrower to begin repaying his or her loan immediately; however, students can opt to make relatively small payments while enrolled. At December 31, 2004, we had $1.3 billion of SLM Financial Private Education Loans outstanding.
Acquisitions
      An important component of our growth strategy has been strategic acquisitions. Beginning in 1999 with the purchase of Nellie Mae, we have acquired several companies in the student loan industry that have increased our sales and marketing capabilities, added significant new brands and greatly enhanced our product offerings. Strategic student lending acquisitions have included Student Loan Funding Resources and USA Group, Inc. (“USA Group”) in 2000, and AMS in 2003. We continued this strategy in 2004 by acquiring two companies (1) Arizona-based, Southwest Student Services Corporation (“Southwest”) and (2) Student Loan Finance Association that included a controlling interest in the business of Washington Student Loan Finance Association and Idaho Student Loan Finance Association (collectively, “SLFA”). The SLFA acquisition is a two-step transaction that will be completed in 2005. In conjunction with the SLFA transaction, NELA, a non-profit regional guarantor, entered into an affiliation with USA Funds, the nation’s largest guarantor and Sallie Mae’s largest guarantor servicing client. NELA contracted for Sallie Mae to provide comprehensive operational and other guarantor services to NELA.
      In connection with both 2004 acquisitions, we acquired sizable loan portfolios ($4.8 billion from Southwest and $1.4 billion from SLFA). Southwest is among the top 30 originators of federal student loans, issuing approximately $300 million in Stafford and PLUS loans and $1.5 billion in Consolidation Loans annually, and is the nation’s ninth largest holder of federal student loans. Southwest provides student loans and related services nationally with a primary focus on colleges and universities in Arizona and Florida, providing us with an enhanced presence in these fast growing areas of the country. SLFA enhances our presence in the Northwest and enables us to expand our guarantor servicing business.
Financing
      With the completion of the GSE Wind-Down, we now fund our operations exclusively through non-GSE sources, primarily through the issuance of SLM Corporation (“SLM”) student loan asset-backed securities (securitization) and SLM debt securities. We issue these securities in both the domestic and overseas capital markets using both public offerings and private placements. The major objective when financing our business is to minimize interest rate risk on a pooled basis to the extent practicable through match funding of the interest rate characteristics of our assets and liabilities. As part of this process, we use derivative financial instruments extensively to reduce our interest rate and foreign currency exposure. Interest rate risk management helps us to achieve a stable student loan spread irrespective of the interest rate environment and changes in asset mix. We continuously look for ways to minimize funding costs and to provide liquidity for our student loan acquisitions. To that end, we are continually expanding and diversifying our pool of investors by establishing debt programs in multiple markets that appeal to varied investor bases and by educating potential investors about our business. Finally, we take appropriate steps to ensure sufficient liquidity by financing in multiple markets, which include the institutional, retail, floating-rate, fixed-rate, unsecured, asset-backed, domestic and international markets.
      Securitization is and will continue to be our principal source of non-GSE financing, and over time, we expect approximately 70 percent of our annual funding needs will be satisfied by securitizing our loan assets and issuing asset-backed securities.

Competition
      Our primary competitor for federally guaranteed student loans is the FDLP, which in its first four years of existence (FFYs 1994-1997) grew market share from 4 percent to a peak of 34 percent in 1997, but has steadily declined since then to a 25 percent share in 2004 for the total federally sponsored student loan market. We also face competition for both federally guaranteed and non-guaranteed student loans from a variety of financial institutions including banks, thrifts and state-supported secondary markets. Sallie Mae’s FFY 2004 Preferred Channel FFELP originations totaled $13.4 billion, representing a 26 percent market share.
      In the FFELP student lending marketplace, we are seeing increased use of discounts and borrower benefits, as well as heightened interest in the school-as-lender model in which graduate and professional schools make FFELP Stafford loans directly to eligible borrowers. The schools do not typically hold the loans, preferring to sell them in the secondary market. This greatly increases our cost of acquisition when compared to our Preferred Channel volume. According to ED, 71 institutions used the school-as-lender model for FFY 2004, with total school-as-lender volume of $2.1 billion.
      Certain lenders, state agencies and non-profit organizations offer deeply discounted or zero fee pricing on Stafford loans in which the lender pays the mandatory three percent origination fee on behalf of the borrower. As a result, the lenders have increased their market share of FFELP student lending. To compete more effectively with those lenders, we have launched a zero fee pricing initiative. In addition, on a school-by-school basis, we have begun to offer more competitive pricing solutions that include zero fee options. This competitive strategy is designed to boost our Preferred Channel volume and to protect and grow our volume at specific schools. While the goal of this pricing initiative and the pricing solutions is to grow our FFELP loan volume, this strategy will reduce our margins on the affected student loans.
DEBT MANAGEMENT OPERATIONS BUSINESS SEGMENT
      Through the five operating units that comprise our DMO business segment, we provide a wide range of accounts receivable and collections services including defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, student loan default aversion services, and accounts receivable management and collection for purchased portfolios of receivables that have been charged off by their original creditors.
      Beginning with the acquisition of USA Group in 2000, our DMO business was built to service the student loan marketplace through a broad array of default management services on a contingency fee or other pay for performance basis. We have since acquired three additional companies that strengthened our presence in the student loan market and diversified our product offerings to include a full range of receivables management and collections services for a diverse customer base including large federal agencies, state agencies, credit card issuers, utilities, and other holders of consumer debt.
      In September 2004, we acquired a majority interest with an option to purchase the remaining shares of AFS. AFS primarily purchases and services defaulted consumer receivables from credit grantors or resellers and then attempts to collect a sufficient amount to cover its investment and earn a return from each purchased portfolio. AFS also collects on behalf of debt owners on a contingency fee basis and provides first-party delinquent and default servicing.
      The acquisition of AFS was important to our DMO business segment for two main reasons. It has further diversified our DMO revenues outside of the education marketplace and provided a servicing platform and a disciplined portfolio pricing approach from years of experience in the purchase of delinquent and defaulted receivables. The addition of AFS also enables us to offer the purchase of distressed or defaulted debt to our partner schools as an additional method of enhancing their receivables management strategies.
      In 2004, our DMO business earned revenues totaling $340 million and net income of $111 million, which represented increases of 31 percent and 32 percent over 2003, respectively. The 2004 results included slightly more than three full months of AFS operating activities. Our largest customer, USA Funds, accounted for over 50 percent of our revenue in 2004. With the AFS acquisition, we expect USA Funds to account for less than 40 percent in 2005.

Products and Services
     Defaulted Student Loan Portfolio Management Services
      Our DMO business segment manages the defaulted student loan portfolios for six guarantors under long-term contracts. DMO’s largest customer, USA Funds, represents approximately 24 percent of defaulted student loan portfolios in the market. Our portfolio management services include selecting collection agencies and determining account placements to those agencies, processing loan consolidations and loan rehabilitations and managing federal and state offset programs.
     Contingency Collection Services
      Our DMO business segment is also engaged in the collection of defaulted student loans and other debt on behalf of various clients including guarantor agencies, large federal agencies, credit card issuers, utilities, and other retail clients earning fees that are contingent on the amounts collected. We also provide collection services for ED and now control approximately 13 percent of the total market for such services. We also have relationships with more than 1,000 colleges and universities to provide collection services for delinquent student loans and other receivables from various campus-based programs.
     Student Loan Default Aversion Services
      We provide default aversion services for four guarantors, including the nation’s largest, USA Funds. These services are designed to prevent a default once a borrower’s loan has been placed in delinquency status.
     Collection of Purchased Receivables
      Our DMO business purchases delinquent and defaulted receivables from credit originators and other holders of receivables at a significant discount from the face value of the debt instruments. Collections are generated through both internal and external work strategies. Depending on the characteristics of the portfolio, revenue is recognized using either the effective interest method or cost recovery method.
     First-Party Servicing
      We provide accounts receivable outsourcing solutions for credit grantors. The focus of our first-party group is on the collection of delinquent accounts to minimize further delinquency and ultimately prevent accounts from reaching charge off.
Competition
      The private sector collections industry is highly fragmented with few large companies and a large number of small scale companies. The DMO businesses that provide third-party collections services for ED, FFELP guarantors and other federal holders of defaulted debt are highly competitive. In addition to competing with other collection enterprises, we also compete with credit grantors who each have unique mixes of internal collections, outsourced collections, and debt sales. Although the scale, diversification, and performance of our DMO business has been a competitive advantage, increasing acquisition trends in the receivables management industry could bring about greater competition.
      In the purchased portfolio business, the marketplace is trending more toward open market competitive bidding rather than solicitation by sellers to a select group of potential buyers. Price inflation and the availability of capital into the sector contribute to this trend. Unlike many of our competitors, our DMO business does not rely solely on purchased portfolio revenue. This enables us to maintain pricing discipline and purchase only those portfolios that are expected to meet our profitability and strategic goals. Portfolios are purchased individually on a spot basis or through contractual relationships with sellers to purchase regular monthly portfolios at set prices. We compete primarily on price, but also on the basis of our reputation, industry experience and relationships.

CORPORATE AND OTHER BUSINESS SEGMENT
Guarantor Services
      We earn fees for providing a full complement of administrative services to FFELP guarantors. FFELP student loans are guaranteed by these agencies, with ED providing reinsurance to the guarantor. The guarantors are non-profit institutions or state agencies that, in addition to providing the primary guarantee on FFELP loans, are responsible for other guarantor servicing activities including:

•	guarantee issuance — the initial approval of loan terms and guarantee eligibility;

•	account maintenance — maintaining and updating of records on guaranteed loans; and

•	guarantee fulfillment — review and processing of guarantee claims.
See in APPENDIX A, “FEDERAL FAMILY EDUCATION LOAN PROGRAM — Guarantor Funding” for details of the fees paid to guarantors.
      Currently, we provide a variety of these services to ten guarantors and, in 2004, we processed $13.5 billion in new FFELP loan guarantees, of which $9.9 billion was for USA Funds, the nation’s largest guarantor. We now process guarantees for approximately 25 percent of the FFELP and FDLP loan market. Guarantor servicing revenue, which included guaranty issuance and account maintenance fees, was $120 million for 2004, 85 percent of which we earned from services performed on behalf of USA Funds.
      Our primary non-profit competitors in guarantor servicing are state and non-profit guarantee agencies that provide third-party outsourcing to other guarantors. Our primary for-profit competitor is GuaranTec, LLP, an outsourcing company that is a subsidiary of Nelnet, Inc.
Loan Servicing
      We earn fees by providing a full complement of activities required to service student loans on behalf of other lenders. Such servicing activities generally commence once a loan has been fully disbursed and include processing correspondence and filing claims, originating and disbursing Consolidation Loans on behalf of the lender, and other administrative activities required by ED. Loan servicing revenue was $55 million for 2004.
REGULATION
      Like other participants in the FFELP program, the Company is subject, from time to time, to review of its student loan operations by ED and guarantee agencies. ED is authorized under its regulations to limit, suspend or terminate lenders from participating in the FFELP, as well as impose civil penalties if lenders violate program regulations. The laws relating to the FFELP program are subject to revision from time to time. See “OTHER RELATED EVENTS AND INFORMATION — Reauthorization and Budget Proposals.” In addition, Sallie Mae, Inc., as a servicer of student loans, is subject to certain ED regulations regarding financial responsibility and administrative capability that govern all third-party servicers of insured student loans. Failure to satisfy such standards may result in the loss of the government guarantee of the payment of principal and accrued interest on defaulted FFELP loans. Also, in connection with our guarantor servicing operations, the Company must comply with, on behalf of its guarantor servicing customers, certain ED regulations that govern guarantor activities as well as agreements for reimbursement between the Secretary of Education and the Company’s guarantor servicing customers. Failure to comply with these regulations or the provisions of these agreements may result in the termination of the Secretary of Education’s reimbursement obligation.
      Our DMO’s consumer debt collection and receivables management activities are subject to federal and state consumer protection, privacy and related laws and regulations that extensively regulate the relationship between consumer debt collectors and debtors. Some of the more significant federal laws and regulations that are applicable to our DMO business include:

•	the Fair Debt Collection Practices Act;

•	the Fair Credit Reporting Act;

•	the Gramm-Leach-Bliley Act, including the Financial Privacy Rule and the Safeguard Rule; and

•	the U.S. Bankruptcy Code.
      In addition, our DMO business is subject to state laws and regulations similar to the federal laws and regulations listed above. Finally, certain DMO subsidiaries are subject to regulation under the HEA and under the various laws and regulations that govern government contractors.
      Hemar Insurance Corporation of America (“HICA”), our South Dakota insurance subsidiary, is subject to the ongoing regulatory authority of the South Dakota Division of Insurance and that of comparable governmental agencies in six other states. Management intends to dissolve HICA by the end of 2005.
PRIVATIZATION
      The GSE was established in 1972 as a for-profit corporation under an Act of Congress for the purpose of creating a national secondary market in federal student loans. Having accomplished our original mission and with the creation of a federal competitor, the FDLP, we obtained congressional and shareholder approval to transform from the GSE to a private sector corporation. As a result, SLM Corporation was formed as a Delaware corporation in 1997. On December 29, 2004, we completed the Wind-Down of the operations of the GSE, defeased the GSE’s remaining obligations and dissolved the GSE’s federal charter.
      During the course of developing the Wind-Down plan, management was advised by its tax counsel that, while the matter is not certain, under current authority, the defeasance of certain GSE bonds that mature after December 29, 2004 could be construed to be a taxable event for taxable holders of those bonds.

      A significant benefit of shedding our GSE status is the ability to originate student loans directly, reducing our dependence on other student loan originators. Privatization has also facilitated our entry into other credit and fee-based businesses within and beyond the student loan industry. The principal cost of privatization is the elimination of our access to the federal agency funding market.
AVAILABLE INFORMATION
      The Securities and Exchange Commission (the “SEC”) maintains an Internet site (http://www.sec.gov) that contains periodic and other reports such as annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, as well as proxy and information statements regarding SLM Corporation and other companies that file electronically with the SEC. Copies of our annual reports on Form 10-K and our quarterly reports on Form 10-Q are available on our website free of charge as soon as reasonably practicable after we electronically file such reports with the SEC. Investors and other interested parties can also access these reports at www.salliemae.com/investors.
      Our Code of Business Conduct, which applies to Board members and all employees, including our chief executive officer, principal financial officer and principal accounting officer, is also available, free of charge, on our website at www.salliemae.com/about/business conduct.html. We intend to disclose any amendments to or waivers from our Code of Business Conduct (to the extent applicable to our chief executive officer, principal financial officer, or principal accounting officer or director) by posting such information on our website.
      In 2004, the Company submitted the annual certification of its chief executive officer regarding the Company’s compliance with the NYSE’s corporate governance listing standards, pursuant to Section 303A.12(a) of the NYSE Listed Company Manual. The Company delivered a supplemental written affirmation to the NYSE in February 2005 following a change in the memberships of both the Company’s Audit Committee and its Nominations Committee.
      In addition, we filed as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and to this Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Item 2.	Properties
      The following table lists the principal facilities owned by the Company:

		Approximate
Location	Function	Square Feet

Reston, VA	Headquarters	240,000
Fishers, IN	Loan Servicing and Data Center	450,000
Wilkes Barre, PA	Loan Servicing Center	135,000
Killeen, TX	Loan Servicing Center	136,000
Lynn Haven, FL	Loan Servicing Center	133,000
Castleton, IN	Loan Servicing Center	100,000
Marianna, FL	Back-up/Disaster Recovery Facility for Loan Servicing	94,000
Big Flats, NY	Debt Management and Collections Center	60,000
Gilbert, AZ	Southwest Student Services Headquarters	60,000
Swansea, MA	AMS Headquarters	36,000
Arcade, NY	Debt Management and Collections Center	34,000
Perry, NY	Debt Management and Collections Center	20,000
      In December 2003, the Company sold its prior Reston, Virginia headquarters and leased approximately 229,000 square feet of that building from the purchaser through August 21, 2004. The Company completed the construction of a new headquarters building in Reston, Virginia in August 2004 that has approximately 240,000 square feet of space. All Reston-based employees were moved into the new headquarters in August 2004.
      The Company leases approximately 36,000 square feet for its SLM Financial headquarters and operations in Marlton, New Jersey. The Company also leases approximately 71,000 square feet for its debt management and collections center in Summerlin, Nevada. In addition, the Company leases approximately 80,000 square feet of office space in Cincinnati, Ohio for the headquarters and debt management and collections center for General Revenue Corporation. In the first quarter of 2004, the Company entered into a 10-year lease with the Wyoming County Industrial Development Authority with a right of reversion to the Company for the Arcade and Perry, New York facilities. The Company also leases an additional 10,000 square feet in Perry, New York for Pioneer Credit Recovery, Inc.’s debt management and collections business. In addition, net of the space it subleases, the Company leases approximately 6,000 square feet of office space in Washington, D.C. With the exception of the Pennsylvania loan servicing center, none of the Company’s facilities is encumbered by a mortgage. The Company believes that its headquarters, loan servicing centers data center, back-up facility and data management and collections centers are generally adequate to meet its long-term student loan and new business goals. The Company’s principal office is currently in owned space at 12061 Bluemont Way, Reston, Virginia, 20190.

Item 3.	Legal Proceedings
      On February 17, 2005, JPMorgan Chase, through its affiliates, petitioners TCB Education First Marketing Corporation and Chase Education Holdings, Inc., filed a petition in the Delaware Chancery Court for New Castle County seeking to dissolve the limited liability companies that comprise our joint venture with JPMorgan Chase. Those limited liability companies, Chase Education First LLC and Education First Finance LLC, and Sallie Mae, Inc., a wholly owned subsidiary of SLM Corporation, were named as respondents in the petition. JPMorgan Chase’s central claim in the petition is that a change in our business model from a secondary market into an originator of student loans has undermined the business of the joint venture, which is to market JPMorgan Chase-branded student loans. We believe that this claim is untenable because we began originating loans approximately four years before the parties comprehensively renegotiated and amended the joint venture effective July 16, 2002. Chase also claims that the dutch auction dissolution provision, which was a negotiated provision in the joint venture agreements, is an inadequate remedy. On February  22, 2005, the petitioners filed a request with the Chancery court seeking an expedited schedule for a final hearing on the merits. That request has been stayed pending settlement discussions among the parties. See “RECENT DEVELOPMENTS — Bank One/ JPMorgan Chase Relationships” and “JPMorgan Chase Joint Venture.”
      The Company and various affiliates are defendants in a lawsuit brought by College Loan Corporation (“CLC”) in the United States District Court for the Eastern District of Virginia alleging various breach of contract and common law tort claims in connection with CLC’s consolidation loan activities. The Complaint sought compensatory damages of at least $60 million. On June 25, 2003, the jury returned a verdict in favor of the Company on all counts. CLC subsequently filed an appeal. On January 31, 2005, the United States Court of Appeals for the Fourth Circuit overturned the jury verdict on the grounds that the trial judge’s pretrial rulings improperly limited CLC’s proof at trial and remanded the case to the District Court for further proceedings. The Court of Appeals decision did not address the merits of the case. We filed a petition for rehearing or alternatively a rehearing en banc, which the Fourth Circuit denied. The Company currently intends to defend this case on the merits at the District Court. Plaintiffs are seeking punitive damages in addition to the compensatory damages.
      The Company was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit sought to bring a nationwide class action on behalf of all borrowers who allegedly paid “undisclosed improper and excessive” late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of two million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 27, 2003, the Superior Court granted the Company’s motion to dismiss the complaint in its entirety. On March 4, 2004, the District of Columbia Court of Appeals affirmed the Superior Court’s decision granting our motion to dismiss the complaint, but granted plaintiffs leave to re-plead the first count, which alleged violations of the D.C. Consumer Protection Procedures Act. On September 15, 2004, the plaintiffs filed an amended class action complaint. On October 15, 2004, the Company filed a motion to dismiss the amended complaint with the Superior Court for failure to state a claim and non-compliance with the Court of Appeals’ ruling. On December 27, 2004, the Superior Court granted our motion to dismiss the plaintiffs’ amended compliant. Plaintiffs again appealed the Superior Court’s December 27, 2004 dismissal order to the Court of Appeals. The Company believes that it will prevail on the merits of this case if it becomes necessary to further litigate this matter.
      In July 2003, a borrower in California filed a class action complaint against the Company and certain of its affiliates in state court in San Francisco in connection with a monthly payment amortization error discovered by the Company in the fourth quarter of 2002. The complaint asserts claims under the California Business and Professions Code and other California statutory provisions. The complaint further seeks certain injunctive relief and restitution. On May 14, 2004, the court issued an order dismissing two of the three counts of the complaint. The case is currently in the discovery phase. While management is confident of a favorable outcome in this case, management believes that even an adverse ruling will not have a materially adverse effect on the Company’s financial condition or results of operations.
      The Company continues to cooperate with the SEC concerning an informal investigation that the SEC initiated on January 14, 2004. Although there are currently no data requests outstanding and the SEC has not sought to interview any additional witnesses, discussions with the SEC are ongoing. The investigation concerns certain 2003 year-end accounting entries made by employees of one of the Company’s debt collection agency subsidiaries. The Company’s Audit Committee engaged outside counsel to investigate the matter and management conducted its own investigation. These investigations by the Audit Committee and management have been completed and the amounts in question were less than $100,000.

      We are also subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed or the accuracy of our reports to credit bureaus. In addition, the collections subsidiaries in our debt management operation group are routinely named in individual plaintiff or class action lawsuits in which the plaintiffs allege that we have violated a federal or state law in the process of collecting their account. Management believes that these claims, lawsuits and other actions will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      Nothing to report.
PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s common stock is listed and traded on the New York Stock Exchange under the symbol SLM. The number of holders of record of the Company’s common stock as of March 4, 2005 was 741. The following table sets forth the high and low sales prices for the Company’s common stock for each full quarterly period within the two most recent fiscal years.
Common Stock Prices

		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2004	High	$43.00	$42.49	$44.75	$54.44
	Low	36.79	36.80	36.43	41.60
2003	High	$37.72	$42.92	$42.42	$40.11
	Low	33.73	36.32	37.88	35.70
      The Company paid quarterly cash dividends of $.08 per share on the common stock for the first quarter of 2003, $.17 for the last three quarters of 2003 and for the first quarter of 2004, $.19 for the last three quarters of 2004, and declared a quarterly cash dividend of $.19 for the first quarter of 2005.
      In May 2003, the Company announced a three-for-one stock split of the Company’s common stock to be effected in the form of a stock dividend. The additional shares were distributed on June 20, 2003 for all shareholders of record on June 6, 2003. All share and per share amounts presented have been retroactively restated for the stock split. Stockholders’ equity has been restated to give retroactive recognition to the stock split for all periods presented, by reclassifying from additional paid-in capital to common stock, the par value of the additional shares issued as a result of the stock split.

Issuer Purchases of Equity Securities
      The following table summarizes the Company’s common share repurchases during 2004 pursuant to the stock repurchase program (see Note 15 to the consolidated financial statements, “Common Stock”) first authorized in September 1997 by the Board of Directors. Since the inception of the program, which has no expiration date, the Board of Directors has authorized the purchase of up to 308 million shares as of December 31, 2004. Included in this total are 30 million additional shares authorized for repurchase by the Board in October 2004.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
(Common shares in millions)	Purchased(1)	Paid per Share	or Programs	or Programs(2)

Period:
January 1 – March 31, 2004	8.6	$31.26	7.9	34.2
April 1 – June 30, 2004	6.2	38.08	6.1	20.7
July 1 – September 30, 2004	11.5	38.91	11.4	8.4

October 1 – October 31, 2004	—	$—	—	36.1
November 1 – November 30, 2004	8.4	43.71	7.9	35.8
December 1 – December 31, 2004	—	—	—	35.8

Total fourth quarter	8.4	$43.71	7.9

Year ended December 31, 2004	34.7	$38.03	33.3

(1)	The total number of shares purchased includes: i) shares purchased under the stock repurchase program discussed above, and ii) shares purchased in connection with the exercise of stock options and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs (which combined totaled 1.4 million shares for 2004).

(2)	Reduced by outstanding equity forward contracts.

Item 6.	Selected Financial Data
Selected Financial Data 2000-2004
(Dollars in millions, except per share amounts)
      The following table sets forth selected financial and other operating information of the Company. The selected financial data in the table is derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes, and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” included in this Form 10-K.

	2004	2003	2002	2001	2000

Operating Data:
Net interest income	$1,299	$1,326	$1,425	$1,126	$642
Net income	1,914	1,534	792	384	465
Basic earnings per common share, before cumulative effect of accounting change	4.36	3.08	1.69	.78	.95
Basic earnings per common share, after cumulative effect of accounting change	4.36	3.37	1.69	.78	.95
Diluted earnings per common share, before cumulative effect of accounting change	4.04	2.91	1.64	.76	.92
Diluted earnings per common share, after cumulative effect of accounting change	4.04	3.18	1.64	.76	.92
Dividends per common share	.74	.59	.28	.24	.22
Return on common stockholders’ equity	73%	66%	46%	30%	49%
Net interest margin	1.92	2.53	2.92	2.33	1.52
Return on assets	2.80	2.89	1.60	.78	1.06
Dividend payout ratio	18	19	17	32	24
Average equity/average assets	3.73	4.19	3.44	2.66	2.34
Balance Sheet Data:
Student loans, net	$65,981	$50,047	$42,339	$41,001	$37,647
Total assets	84,094	64,611	53,175	52,874	48,792
Total borrowings	78,122	58,543	47,861	48,350	45,375
Stockholders’ equity	3,102	2,630	1,998	1,672	1,415
Book value per common share	6.93	5.51	4.00	3.23	2.54
Other Data:
Off-balance sheet securitized student loans, net	$41,457	$38,742	$35,785	$30,725	$29,868

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Years ended December 31, 2002-2004
(Dollars in millions, except per share amounts)
FORWARD-LOOKING AND CAUTIONARY STATEMENTS
      Some of the statements contained in this annual report discuss future expectations and business strategies or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. We undertake no obligation to publicly update or revise any forward-looking statements.
OVERVIEW
      We are the largest source of funding, delivery and servicing support for education loans in the United States primarily through our participation in the FFELP. Our primary business is to originate, acquire and hold student loans, with the net interest income and gains on the sales of student loans in securitization being the primary source of our earnings. We also earn fees for pre-default and post-default receivables management services. We are now engaged in every phase of the student loan life cycle — from originating and servicing student loans to default prevention and ultimately the collection on defaulted student loans. We also provide a wide range of financial services, processing capabilities and information technology to meet the needs of educational institutions, lenders, students and their families, and guarantee agencies. SLM Corporation, more commonly known as Sallie Mae, is a holding company that operates through a number of subsidiaries and references in this annual report to “the Company” refer to SLM Corporation and its subsidiaries.
      We have used both internal growth and strategic acquisitions to attain our leadership position in the education finance marketplace. We have the largest sales force in the student loan industry that delivers our product offerings on campuses. The core of our marketing strategy is to promote our on-campus brands, which generate student loan originations through our Preferred Channel. Loans generated through our Preferred Channel are more profitable than loans acquired through our forward purchase commitments or the spot market since they are owned earlier in the student loan’s life and we generally incur lower costs on such loans. We have built brand leadership between the Sallie Mae name, the brands of our subsidiaries and those of our lender partners, such that we capture the volume of three of the top five originators of FFELP loans. These sales and marketing efforts are supported by the largest and most diversified servicing capabilities in the industry, providing an unmatched array of servicing capability to financial aid offices.
      In recent years we have diversified our business through the acquisition of several companies that provide default management and loan collections services, all of which are combined in our Debt Management Operations (“DMO”) business segment. Initially these acquisitions concentrated in the student loan industry, but through a 2004 acquisition we expanded our capabilities to include a full range of accounts receivable management services to a number of different industries. The DMO business segment has been expanding rapidly such that revenue grew 31 percent in 2004 and we now employ over 3,000 people in this segment.
      In December 2004, we completed the Wind-Down of the GSE and are now a fully privatized company. We have defeased all remaining GSE debt obligations and dissolved the GSE’s federal charter. The liquidity provided to the Company by the GSE has been replaced by non-GSE financing, including securitizations originated by non-GSE subsidiaries of SLM Corporation. This funding transformation was accomplished by increasing and diversifying our investor base over the last three years. We now have a number of sources of liquidity including the formation of our first asset-backed commercial paper program ($5 billion in available borrowings) and our unsecured revolving credit facilities, which were increased from $3 billion to $5 billion in 2004.

      See “STUDENT LOAN MARKETING ASSOCIATION — Privatization Act — Completion of the GSE Wind-Down” for a more detailed discussion of the GSE Wind-Down.
      On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) in the first interim or annual reporting period beginning after June 15, 2005, irrespective of the entity’s fiscal year. Early adoption is permitted in periods in which financial statements have not yet been issued. SFAS No. 123(R) allows for two transition alternatives for public companies: (a) modified-prospective transition or (b) modified-retrospective transition. We are still evaluating both methods, but have tentatively decided to apply the modified-retrospective transition alternative for all periods presented and will recognize compensation cost in the amounts previously reported in the pro forma footnote disclosure under the provisions of SFAS No. 123. Had we adopted SFAS No. 123(R) in 2004, our diluted earnings per share would have been $.08 lower and the effect going forward should have a similar effect on diluted earnings per share.
BUSINESS SEGMENTS
      We manage our business through two primary business segments: the Lending business segment and the DMO business segment. These businesses are considered reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” based on quantitative thresholds applied to the Company’s financial statements. In addition, we provide other complementary products and services, including guarantor and student loan servicing through smaller business units that do not meet such thresholds and are aggregated in the Corporate and Other business segment for financial reporting purposes.
      Since our business segments operate in distinct business environments, the discussion herein of the results of our operations is primarily presented on a segment basis. The Lending business segment includes all discussion of income and related expenses associated with net interest margin, student loan spread and its components, securitization gains and the ongoing servicing and securitization income, derivative market value gains and losses, and other fees earned on our Managed portfolio of student loans.
      The DMO business segment reflects the fees earned and expenses incurred to operate our DMO business. Our Corporate and Other business segment includes our remaining fee businesses and other corporate expenses that do not pertain directly to the primary segments identified above.
      SFAS No. 131 requires public companies to report financial and descriptive information about their reportable operating segments. This is the first year that the Company has been required to present segment information in accordance with SFAS No. 131, and we have included this information for all periods presented in our financial statements as required by SEC rules. The segment information that follows in this “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” (“MD&A”) includes certain condensed financial information in accordance with generally accepted accounting principles in the United States (“GAAP”). In accordance with SFAS No. 131, in Note 18 to our consolidated financial statements, “Segment Reporting,” we present separate financial information about our operating segments that is used regularly by the “chief operating decision makers” in deciding how to allocate resources and in assessing the operating results of the business. The financial information included in Note 18 reflects certain non-GAAP performance measures, which we refer to as “core cash” measures. These “core cash” measures are discussed in greater detail below in “ALTERNATIVE PERFORMANCE MEASURES.”
Lending Business Segment
      In our Lending business segment, we originate and acquire federally guaranteed student loans, which are administered by the U.S. Department of Education (“ED”), and Private Education Loans, which are not federally guaranteed. The majority of our Private Education Loans are made in conjunction with a FFELP Stafford loan and as a result are marketed through the same marketing channels as FFELP Stafford Loans. While FFELP student loans and Private Education Loans have different overall risk profiles due to the federal guarantee of the FFELP student loans, they share many of the same characteristics such as similar repayment terms, the same marketing channel and sales force, and are originated and serviced on the same platform. Finally, where possible, the borrower receives a single bill for both the federally guaranteed and privately underwritten loans.
      The earnings growth in our Lending business segment is a product of the growth in our Managed portfolio of student loans and the earning spread on those loans. In 2004, the Managed portfolio grew by 21 percent to $107 billion at December 31, 2004. As a result of receiving the Exceptional Performer (“EP”) Designation from ED, approximately 93 percent of our Managed FFELP student loans are 100 percent guaranteed by the federal government and as such represent high quality assets with very little credit risk. At December 31, 2004, our Managed FFELP student loan portfolio was $96.0 billion or 89 percent of our total Managed student loans.
     Trends in the Lending Business Segment
      The growth in our Lending business segment has been largely driven by the steady growth in the demand for post-secondary education in the United States over the last decade. This growth is evident in the volume of loans we originated or acquired in 2004. We acquired or originated $29.9 billion of student loans in 2004, a 45 percent increase over the $20.7 billion in 2003. Of this, we originated $18.0 billion of student loans through our Preferred Channel, an increase of 18 percent over the $15.2 billion of student loans originated through our Preferred Channel in 2003. We also acquired $6.2 billion of student loans through two acquisitions.
      We expect the growth in the demand for post-secondary education to continue in the future due to a number of factors. First, the college age population will continue to grow. ED predicts that the college age population will increase 10 percent by 2013. Second, we project an increase in non-traditional students (those not attending college directly from high school) and adult education. Third, tuition costs have risen 36 percent for four-year public institutions and 51 percent for four-year private institutions on an inflation-adjusted basis since the academic year (“AY”) 1993-1994 and are projected to continue to rise at a pace greater than inflation. Management believes that the twin factors of increasing demand for education coupled with rising tuition costs will drive growth in education financing well into the next decade.
      During 2004, we renegotiated our agreement with Bank One. Under the current agreement we will purchase all Bank One student loans originated on our platform through 2008. This volume represents the vast majority of loans originated under that brand name. However, we are no longer obligated to promote the Bank One brand on college campuses, allowing us to increase the marketing of the Sallie Mae family of brands as well as other lending partners.
      Over the past three years, we have seen a surge in Consolidation Loan activity as a result of historically low interest rates which has substantially changed the composition of our student loan portfolio. Consolidation Loans earn a lower yield than FFELP Stafford Loans due primarily to the 105 basis point Consolidation Loan Rebate Fee. This negative impact is somewhat mitigated by higher SAP spreads, the longer average life of Consolidation Loans and the greater potential to earn Floor Income. Since interest rates on Consolidation Loans are fixed to term for the borrower, older Consolidation Loans with higher borrower rates can earn Floor Income over an extended period of time. In 2004, substantially all Floor Income was earned on Consolidation Loans. Borrowers typically do not consolidate loans prior to repayment. During 2004, $10.7 billion of FFELP Stafford loans in our Managed loan portfolio consolidated either with us ($8.6 billion) or with other lenders ($2.1 billion). The net result of consolidation activity in 2004 was a portfolio gain of $504 million. Consolidation Loans now represent over 60 percent of our on-balance sheet federally guaranteed student loan portfolio and over 50 percent of our Managed portfolio.
      FFELP loan limits have not been raised since 1992. See “OTHER RELATED EVENTS AND INFORMATION — Reauthorization and Budget Proposals” for a description of proposals that would increase loan limits. To meet the increasing cost of higher education, students and parents have turned to alternative sources of education financing. A large and growing source of this supplemental education financing is provided through campus-based Private Education Loans, of which we are the largest provider. The Private Education Loan portfolio grew by 38 percent in 2004 to $11.5 billion and now represents 11 percent of our Managed student loan portfolio, up from 9 percent in 2003.
      Private Education Loans consist of two general types: those that meet the needs of borrowers of higher education schools and other Title IV eligible schools, and those that are used to meet the needs of students in alternative learning programs such as career training, distance learning and lifelong learning programs. Unlike FFELP loans, Private Education Loans are subject to the full credit risk of the borrower. We manage this additional risk through tested loan underwriting standards and a combination of higher interest rates and loan origination fees that compensate us for the higher risk. As a result, we earn higher spreads on Private Education Loans than on FFELP loans. Private Education Loans will continue to be an important driver of future earnings growth as the demand for post-secondary education grows and costs increase much faster than increases in federal loan limits.
      We also originate lesser quantities of mortgage and consumer loans with the intent of immediately selling the majority of the mortgage loans. Mortgage and consumer loan originations and the mortgage loan portfolio we hold were 8 percent and 1 percent, respectively, of total loan originations and total loans outstanding as of and for the year ended December 31, 2004.
     Student Loan Spread
      An important performance measure closely monitored by management is the student loan spread. The student loan spread is the difference between the interest earned on the student loan assets and the interest paid on the debt funding those loans. A number of factors can affect the overall student loan spread such as:

•	the mix of student loans in the portfolio, with Consolidation Loans having the lowest spread and Private Education Loans having the highest spread;

•	the premiums paid and capitalized costs incurred to acquire student loans which negatively impact the spread through subsequent amortization;

•	the type and level of borrower benefit programs;

•	the level of Floor Income; and

•	funding and hedging costs.
      The replacement of GSE debt with non-GSE debt has increased our funding costs and, coupled with the rapid growth in Consolidation Loans, has put pressure on our student loan spread. We are actively managing these adverse effects by originating a higher percentage of student loans through our Preferred Channel and by increasing the percentage of Private Education Loans in our Managed portfolio. Absent changes to the spread through government legislation, see “OTHER RELATED EVENTS AND INFORMATION — Reauthorization and Budget Proposals,” we expect the Managed student loan spread to remain close to the 1.80 percent earned in the fourth quarter of 2004.
     Funding and Interest Rate Risk
      We depend on the debt capital markets to support our business plan. We have developed diverse funding sources to ensure continued access to the capital markets now that we can no longer access GSE funding. Our biggest funding challenge going forward is to maintain cost effective liquidity to fund the growth in the Managed portfolio of student loans as well as to refinance previously securitized loans when consolidated back on-balance sheet from our securitization trusts. At the same time, we must maintain earnings spreads and control interest rate risk to preserve earnings growth. Our main source of funding is student loan securitizations and we have built a highly liquid market for such financings, as evidenced by the $29.7 billion of student loans securitized in twelve term securitization transactions in 2004 and $30.1 billion in sixteen term securitization transactions in 2003. While securitizations provide the majority of our funding requirements, we also rely on unsecured debt obligations as a source of liquidity. In 2004, we issued $15 billion of SLM

Corporation, term, unsecured debt raising the total of such debt to $33.3 billion at December 31, 2004, a 64 percent increase over December 31, 2003. In addition, in 2004, we closed a $5 billion asset-backed commercial paper program and increased our revolving credit facility from $3 billion to $5 billion. We rely heavily on derivative transactions to economically hedge our interest rate risk between our assets and liabilities. Derivatives allow us to efficiently match floating rate assets with floating rate debt and also better match the underlying indices of the variable rate assets and liabilities.
      Over the last three years, we have designed several new securitization structures to enable us to fund the longer average life of Consolidation Loans to terms. In certain Consolidation Loan securitization structures, we do not qualify for off-balance sheet accounting treatment and the Consolidation Loans remain on our balance sheet.
      Even though we believe our derivatives are economic hedges, changes in interest rates can cause volatility in our earnings for the market value of our derivatives that do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under SFAS No. 133, these changes in derivative market values are recorded through earnings with no consideration for the corresponding change in the fair value of the hedged item. As a result, our earnings are highly susceptible to changes in interest rates caused by these one-sided marks-to-market. Changes in interest rates can also have a material effect on the amount of Floor Income earned in our student loan portfolio and the valuation of our Retained Interest asset. Our earnings can also be materially affected by changes in our estimate of the rate at which loans may prepay in our portfolios as measured by the Constant Prepayment Rate (“CPR”). The value of the Retained Interests on FFELP Stafford securitizations is particularly affected by the level of Consolidation Loan activity. We face a number of other challenges and risks that can materially affect our future results such as changes in:

•	applicable laws and regulations, which may change the volume, average term, effective yields and refinancing options of student loans under the FFELP or provide advantages to competing FEELP and non-FFELP loan providers;

•	demand and competition for education financing;

•	financing preferences of students and their families;

•	borrower default rates on Private Education Loans;

•	continued access to the capital markets for funding at favorable spreads particularly for our non-federally insured Private Education Loan portfolio; and

•	our operating execution and efficiencies, including errors, omissions, and effectiveness of internal control.

Recent Developments — Acquisitions in the Lending Business Segment
      We completed two acquisitions in the Lending business segment in 2004 and two acquisitions in 2003. We accounted for these transactions under the purchase method of accounting as defined in SFAS No. 141, “Business Combinations,” and allocated the purchase price to the fair market value of the assets acquired, including identifiable intangible assets and goodwill.
     Southwest Student Services Corporation
      On October 15, 2004, we completed our purchase of the outstanding stock of Southwest Student Services Corporation (“Southwest”), an originator, holder and servicer of student loans from the Helios Education Foundation for total consideration of approximately $533 million including cash of $525 million and restricted stock of $8 million. The transaction included Southwest’s $4.8 billion student loan portfolio (and the related funding), its Arizona-based loan origination and servicing center and its sales and marketing operations. In addition to increasing our student loan portfolio, the purchase has expanded our loan origination capability and broadened our market reach. Southwest is among the top 30 originators of federal student loans, issuing approximately $300 million in FFELP Stafford and PLUS loans and $1.5 billion in Consolidation Loans annually, and it is the nation’s ninth largest holder of federal student loans. Southwest provides student loans and related services nationally with a primary focus on colleges and universities in Arizona and Florida. Southwest employs nearly 300 individuals.
     Education Assistance Foundation and Student Loan Finance Association
      On December 14, 2004, we closed the first step in a two step purchase of the secondary market and related businesses of Education Assistance Foundation (“EAF”) and its affiliate, Student Loan Finance Association (“SLFA”) for a purchase price of approximately $435 million. As specified in the purchase agreement, concurrent with the consummation of the transaction, the sellers used $391 million of the purchase price to defease the debt funding certain loans acquired by the Company as part of this transaction. SLFA is a Northwest regional leader in education loan funding and acquisition. The first step of the transaction included SLFA’s $1.8 billion student loan portfolio (and the related funding) and its origination franchise. In addition, as a part of this transaction, we entered into a full service guarantor servicing contract with EAF’s affiliate, Northwest Education Association (“NELA”), a guarantee agency for FFELP student loans that serves the Pacific Northwest. In a related transaction, NELA became an affiliate of USA Funds, the Company’s largest guarantor servicing client. The second step of the transaction is expected to close in 2005.
     Academic Management Services Corporation
      On November 17, 2003, the Company purchased all of the outstanding stock of Academic Management Services Corporation (“AMS”) for a purchase price of approximately $77 million including cash consideration and certain acquisition costs. We allocated the purchase price primarily to the $1.4 billion student loan portfolio and intangible assets including goodwill. In addition to the student loan portfolio, the purchase expanded our loan origination capability and enhanced our offerings to college and university business offices.
Debt Management Operations (“DMO”) Business Segment
      In our DMO business segment, we have traditionally provided portfolio management, debt collection and default prevention services on a contingency fee basis, concentrating primarily in the education finance marketplace. Our investment in AFS Holdings, LLC, the parent company of Arrow Financial Services (collectively, “AFS”), has expanded our capabilities such that we now purchase delinquent and defaulted receivables and earn revenues from collections on those portfolios.
      Of our service areas, the contingency collections business is the most mature. While student loan contingency collections and other fee services will continue to be the core of DMO fee income, purchased portfolio revenue, primarily from credit card accounts, is expected to account for a larger component of DMO revenue in the future.
      The private sector collections industry is highly fragmented with few large public companies and a large number of small scale privately-held companies. The collections industry segments that provide third-party collections services for ED, FFELP guarantors and other federal holders of defaulted debt are highly competitive. Among the asset classes, credit card collections are the most competitive in both contingency collections and purchased paper activities.
      In the education finance marketplace, we are subject to the political risks associated with the FFELP as they relate to guarantors, our primary customers. An example of this risk is the proposed reduction in collections revenues in the President’s proposed budget for Federal Fiscal Year (“FFY”) 2006. See “OTHER RELATED EVENTS AND INFORMATION — Reauthorization and Budget Proposals.”
      In the purchased receivables business we have experienced increased competition in bidding for portfolio purchases, which has driven up prices in competitive bidding situations. We are responding to this challenge through enhanced servicing efficiencies and continuing to build on customer relationships through value added services.

Recent Developments — Acquisitions in the DMO Business Segment
     AFS Holdings, LLC
      On September 16, 2004, we acquired 64 percent of AFS, a full-service, accounts receivable management company that purchases charged-off debt, conducts contingency collection work and performs first-party receivables servicing across asset classes, for a purchase price of approximately $165 million including cash consideration and certain acquisition costs. Under the terms of the agreement, we have the option to purchase the remaining interest in AFS Holdings, LLC over a three-year period. The acquisition was accounted for under the purchase accounting method. AFS employs nearly 1,300 individuals at locations in Niles, Illinois; Gaithersburg, Maryland; San Diego, California; Whitewater, Wisconsin; and Rockville Centre, New York. It will retain its brand and senior management team.
      AFS primarily purchases and services defaulted consumer receivables from credit grantors or resellers and then focuses its collection efforts to cover its investment and earn a sufficient return from the purchased portfolio. AFS also collects on behalf of debt owners on a contingency fee basis and provides first-party delinquent and default receivables servicing.
      The purchased receivables business has potential for greater profitability than the contingency fee business due in large part to the maturity of the contingency business and the pricing risks and rewards associated with purchasing delinquent or defaulted debt. Our acquisition of AFS was important for two main reasons. It has further diversified our DMO revenues outside of the education marketplace and provides a disciplined pricing framework and servicing platform as well as years of experience in the purchase of delinquent and defaulted receivables. The addition of AFS also enables us to offer the purchase of distress or defaulted debt to our partner schools as an additional method of enhancing their receivables management strategies.
Corporate and Other Business Segment
      Our Corporate and Other business segment reflects the aggregate activity of our smaller operating units including our Guarantor Servicing and Loan Servicing business units, other products and services, as well as corporate expenses that do not pertain directly to our business segments.
      In our Guarantor Servicing business unit, we provide a full complement of administrative services to FFELP guarantors including guarantee issuance, processing, account maintenance, and guarantee fulfillment. In our Loan Servicing business unit, we originate and service student loans on behalf of lenders who are unrelated to SLM Corporation. Such activities include processing correspondence and filing claims, originating and disbursing Consolidation Loans on behalf of the lender, and other administrative activities required by ED.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
      The MD&A discusses our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 to the consolidated financial statements, “Significant Accounting Policies,” includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.
      On an ongoing basis, management evaluates its estimates, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. These estimates relate to the following accounting policies that are discussed in more detail below: securitization accounting and Retained Interests, loan effective interest method (premium/borrower benefits), provision for loan losses, and derivative accounting. Also, as part of our regular quarterly evaluation of the critical estimates used by the Company, we have updated a number of estimates to account for the increase in Consolidation Loan activity.
Premiums, Discounts and Borrower Benefits
      For both federally insured and Private Education Loans, we account for premiums paid, discounts received and certain origination costs incurred on the origination and acquisition of student loans in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The unamortized portion of the premiums and the discounts is included in the carrying value of the student loan on the consolidated balance sheet. We recognize income on our student loan portfolio based on the expected yield of the student loan after giving effect to the amortization and accretion of purchase premiums and student loan discounts, as well as the borrower benefit discount. In arriving at the expected yield, we must make a number of estimates that when changed must be reflected in the balance from the inception of the student loan. The most sensitive estimate for premium and discount amortization is the estimate of the CPR, which measures the rate at which loans in the portfolio pay before their stated maturity. The CPR is used in calculating the average life of the portfolio. A number of factors can affect the CPR estimate such as the rate of Consolidation Loan activity, securitization activity and default rates. Changes in CPR estimates are discussed in more detail below.
      In addition to the CPR, the estimate of the borrower benefit discount is dependent on the estimate of the number of borrowers who will eventually qualify for these benefits. For competitive purposes, we frequently change the borrower benefit programs in both amount and qualification factors. These programmatic changes must be reflected in the estimate of the borrower benefit discount.
Effects of Consolidation Loan Activity on Estimates
      The combination of aggressive marketing in the student loan industry and the ability to obtain a long-term, fixed rate loan at low interest rates has led to continued high levels of Consolidation Loan volume, which, in turn, has had a significant effect on a number of accounting estimates in recent years. As long as interest rates remain at historically low levels, and absent any changes in the HEA, we expect the Consolidation Loan program to continue to be an attractive option for borrowers. We have updated our assumptions that are affected primarily by Consolidation Loan activity and updated the estimates used in developing the cash flows and effective yield calculations as they relate to the amortization of student loan premiums and discounts, borrower benefits, residual interest income and the valuation of the Residual Interest.
      Loan consolidation activity affects each estimate differently depending on whether the original FFELP Stafford loans being consolidated were on-balance sheet or off-balance sheet and whether the resulting Consolidation Loan is retained by us or consolidated with a third party. When we consolidate a FFELP Stafford loan that was in our portfolio, the term of that loan is extended and the term of the amortization of the capitalized acquisition costs (premium) is likewise extended to match the new term of the loan. In that process the premium must be adjusted from inception to reflect the new term of the consolidated loan. The schedule below summarizes the impact of loan consolidation on each affected financial statement line item.
     Consolidation Loans in Securitizations
      The estimate of the CPR also affects the estimate of the average life of securitized trusts and therefore affects the valuation estimate of the Residual Interest. Prepayments shorten the average life of the trust, and if all other factors remain equal, will reduce the value of the Residual Interest asset, the securitization gain on sale and the effective yield used to recognize interest income. Prepayments on student loans in securitized trusts are primarily driven by the rate at which securitized FFELP Stafford loans are consolidated. When a loan is consolidated from the trust either by us or a third party, the loan is treated as a prepayment. In cases where the loan is consolidated by us, it will be recorded as an on-balance sheet asset. We discuss the effects of changes in our CPR estimates in “RESULTS OF OPERATIONS — LENDING BUSINESS SEGMENT — Student Loans” and “RESULTS OF OPERATIONS — LIQUIDITY AND CAPITAL RESOURCES — Securitization Activities.”
     Effect of Increasing Consolidation Activity
On-Balance Sheet Student Loans

Consolidating
Estimate	Lender	Effect on Estimate	CPR	Accounting Effect

Premium	Sallie Mae	Term extension	Decrease	Estimate Adjustment(1) — increase unamortized balance of premium. Reduced annual amortization expense going forward.
Premium	Other lenders	Stafford loan prepaid	Increase	Estimate Adjustment(1) — decrease unamortized balance of premium or accelerated amortization of premium.
Borrower Benefits	Sallie Mae	Term extension	N/A	Original Stafford loan expected benefit expense reversed — new Consolidation Loan benefit amortized over a longer term. (2)
Borrower Benefits	Other lenders	Stafford loan prepaid	N/A	Borrower benefit reserve reversed into income.(2)

(1)	As estimates are updated, in accordance with SFAS No. 91, the premium balance must be adjusted from inception to reflect the new expected term of the loan.

(2)	Consolidation estimates also affect the estimates of borrowers who will eventually qualify for borrower benefits.

Off-Balance Sheet Student Loans

Consolidating
Estimate	Lender	Effect on Estimate	CPR	Accounting Effect

Residual Interest	Sallie Mae or other lenders	FFELP Stafford loan is prepaid	Increase	• Reduction in fair market value of Residual Interest asset resulting in either an impairment charge or reduction in prior market value gains recorded in other comprehensive income.
• Decrease in prospective effective yield used to recognize interest income.
Securitization Accounting and Retained Interests
      We regularly engage in securitization transactions as part of our financing strategy. As described in more detail in “ RESULTS OF OPERATIONS — LIQUIDITY AND CAPITAL RESOURCES — Securitization Activities,” in a securitization we sell student loans to a trust that issues bonds backed by the student loans as part of the transaction. When our securitizations meet the sale criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of SFAS No. 125,” we record a gain on the sale of the student loans which is the difference between the allocated cost basis of the assets sold and the relative fair value of the assets received. The primary judgment in determining the fair value of the assets received is the valuation of the residual interest.
      The Retained Interests in each of our securitizations are treated as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and therefore must be marked-to-market with temporary unrealized gains and losses recognized, net of tax, in accumulated other comprehensive income in stockholders’ equity. Since there are no quoted market prices for our Retained Interests, we estimate their fair value both initially and each subsequent quarter using the key assumptions listed below:

•	the projected net interest yield from the underlying securitized loans, which can be impacted by the forward yield curve;

•	the calculation of the Embedded Floor Income associated with the securitized loan portfolio;

•	the CPR;

•	the discount rate used, which is intended to be commensurate with the risks involved; and

•	the expected credit losses from the underlying securitized loan portfolio.
      We recognize interest income and periodically evaluate our Retained Interests for other than temporary impairment in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” Under this standard, on a quarterly basis we estimate the cash flows to be received from our Retained Interests and these revised cash flows are used prospectively to calculate a yield for income recognition. In cases where our estimate of future cash flows results in a decrease in the yield used to recognize interest income compared to the prior quarter, the Retained Interest is written down to fair value, first to the extent of any unrealized gain in accumulated other comprehensive income, then through earnings as an other than temporary impairment. These estimates are the same as those used for the valuation of the Residual Interest discussed above.
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
Provision for Loan Losses
      The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the student loan portfolios. The allowance for Private Education Loan losses is an estimate of probable losses in the portfolio at the balance sheet date that will be charged off in subsequent periods. We estimate our losses using historical data from our Private Education Loan portfolios, extrapolations of FFELP loan loss data, current trends and relevant industry information. As our Private Education Loan portfolios continue to mature, more reliance is placed on our own historic Private Education Loan charge-off and recovery data. Accordingly, during the third quarter of 2004, we updated our expected default assumptions to further align the allowance estimate with our collection experience and the terms and policies of the individual Private Education Loan programs. We use this data in internally developed models to estimate the amount of losses, net of subsequent collections, projected to occur in the Private Education Loan portfolios.
      When calculating the Private Education Loan loss reserve, we divide the portfolio into categories of similar risk characteristics based on loan program type, underwriting criteria, existence or absence of a co-borrower, repayment begin date, repayment status, and aging. We then apply default and collection rate projections to each category. The repayment begin date indicates when the borrower is required to begin repaying their loan. Our career training Private Education Loan programs (13 percent of the Managed Private Education Loan portfolio at December 31, 2004) generally require the borrowers to start repaying their loans immediately. Our higher education Private Education Loan programs (87 percent of the Managed Private Education Loan portfolio at December 31, 2004) do not require the borrowers to begin repayment until six months after they have graduated or otherwise left school. Consequently, our loss estimates for these programs are minimal while the borrower is in school. At December 31, 2004, 45 percent of the principal balance in the higher education Managed Private Education Loan portfolio related to borrowers who are still in-school and not required to make payments. As the current portfolio ages, an increasing percentage of the borrowers will leave school and be required to begin payments on their loans. The allowance for losses will change accordingly with the percentage of borrowers in repayment.
      Our loss estimates include losses to be incurred over the loss confirmation period, which is two years for career training loans beginning when the loan is originated and five years for higher education loans beginning when the borrower leaves school. Similar to the rules governing FFELP payment requirements, our collection policies allow for periods of nonpayment for borrowers requesting additional payment grace periods upon leaving school or experiencing temporary difficulty meeting payment obligations. This is referred to as forbearance status. The vast majority of forbearance occurs early in the repayment term when borrowers are starting their careers (see “RESULTS OF OPERATIONS — LENDING BUSINESS SEGMENT — Student Loans — Delinquencies”). At December 31, 2004, 4 percent of the Managed Private Education Loan portfolio was in forbearance status. The loss confirmation period is in alignment with our typical collection cycle and takes into account these periods of nonpayment.
      Private Education Loan principal is charged off against the allowance at 212 days delinquency. Private Education Loans continue to accrue interest, including in periods of forbearance, until they are charged off and removed from the active portfolio, at which time the accrued interest is charged off against interest income. Recoveries on loans charged off are recorded directly to the allowance.
      Effective for a renewable one-year period beginning on October 19, 2004, Sallie Mae, Inc.’s loan servicing division, Sallie Mae Servicing, was designated as an Exceptional Performer (“EP”) by ED in recognition of meeting certain performance standards set by ED in servicing FFELP loans. As a result of this designation, the Company receives 100 percent reimbursement on default claims on federally guaranteed student loans that are serviced by Sallie Mae Servicing for a period of at least 270 days before the date of default and will no longer be subject to the two percent Risk Sharing on these loans. The Company is entitled to receive this benefit as long as the Company remains in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria. The 100 percent reimbursement applies to all FFELP loans that are serviced by the Company as well as default claims on federally guaranteed student loans that the Company owns but are serviced by other service providers with the EP designation. At December 31, 2004, approximately 88 percent of the Company’s on-balance sheet federally insured loans are no longer subject to Risk Sharing. As a result of this designation, the Company has reduced the balance in the allowance for loan losses by $33 million.
      Accordingly, the evaluation of the provision for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. Management believes that the allowance for loan losses is appropriate to cover probable losses in the student loan portfolio.
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
      SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. We believe that all of our derivatives are effective economic hedges and are a critical element of our interest rate risk management strategy. However, under SFAS No. 133, some of our derivatives, primarily Floor Income Contracts, certain Eurodollar futures contracts, certain basis swaps and equity forwards, do not qualify for “hedge treatment” under SFAS No. 133. Therefore, changes in market value along with the periodic net settlements must be recorded through the derivative market value adjustment in the income statement with no consideration for the corresponding change in fair value of the hedged item. The derivative market value adjustment is primarily caused by interest rate volatility and changing credit spreads during the period and the volume and term of derivatives not receiving hedge accounting treatment. See also “ALTERNATIVE PERFORMANCE MEASURES — Derivative Accounting” for a detailed discussion of our accounting for derivatives.

SELECTED FINANCIAL DATA
Condensed Statements of Income

				Increase (decrease)

	Years Ended December 31,			2004 vs. 2003		2003 vs. 2002

	2004	2003	2002	$	%	$	%

Net interest income	$1,299	$1,326	$1,425	$(27)	(2)%	$(99)	(7)%
Less: provision for losses	111	147	117	(36)	(24)	30	26

Net interest income after provision for losses	1,188	1,179	1,308	9	1	(129)	(10)
Gains on student loan securitizations	375	744	338	(369)	(50)	406	120
Servicing and securitization revenue	561	667	839	(106)	(16)	(172)	(21)
Losses on securities, net	(49)	(10)	(2)	(39)	(390)	(8)	(400)
Derivative market value adjustment	849	(238)	(1,082)	1,087	457	844	78
Guarantor servicing fees	120	128	106	(8)	(6)	22	21
Debt management fees and collections revenue	340	259	186	81	31	73	39
Other income	289	249	220	40	16	29	13
Operating expenses	895	795	690	100	13	105	15
Loss on GSE debt extinguishment and defeasance	221	—	—	221	100	—	—
Income taxes	642	779	431	(137)	(18)	348	81
Minority interest in net earnings of subsidiaries	1	—	—	1	100	—	—
Cumulative effect of accounting change	—	130	—	(130)	(100)	130	—

Net income	1,914	1,534	792	380	25	742	94
Preferred stock dividends	12	12	12	—	—	—	—

Net income attributable to common stock	$1,902	$1,522	$780	$380	25%	$742	95%

Basic earnings per common share, before cumulative effect of accounting change	$4.36	$3.08	$1.69	$1.28	42%	$1.39	82%

Basic earnings per common share, after cumulative effect of accounting change	$4.36	$3.37	$1.69	$.99	29%	$1.68	99%

Diluted earnings per common share, before cumulative effect of accounting change	$4.04	$2.91	$1.64	$1.13	39%	$1.27	77%

Diluted earnings per common share, after cumulative effect of accounting change	$4.04	$3.18	$1.64	$.86	27%	$1.54	94%

Dividends per common share	$.74	$.59	$.28	$.15	25%	$.31	111%

Condensed Balance Sheets

			Increase (decrease)

	December 31,		2004 vs. 2003		2003 vs. 2002

	2004	2003	$	%	$	%

Assets
Federally insured student loans, net	$60,561	$45,577	$14,984	33%	$8,413	23%
Private Education Loans, net	5,420	4,470	950	21	(705)	(14)
Academic facilities financings and other loans, net	1,048	1,031	17	2	(171)	(14)
Cash and investments	6,975	6,896	79	1	2,382	53
Restricted cash and investments	2,211	1,106	1,105	100	630	132
Retained Interest in securitized receivables	2,316	2,476	(160)	(6)	330	15
Goodwill and acquired intangible assets	1,066	592	474	80	6	1
Other assets	4,497	2,463	2,034	83	551	29

Total assets	$84,094	$64,611	$19,483	30%	$11,436	22%

Liabilities and Stockholders’ Equity
Short-term borrowings	$2,207	$18,735	$(16,528)	(88)%	$(6,884)	(27)%
Long-term notes	75,915	39,808	36,107	91	17,566	79
Other liabilities	2,798	3,438	(640)	(19)	122	4

Total liabilities	80,920	61,981	18,939	31	10,804	21

Minority interest in subsidiaries	72	—	72	100
Stockholders’ equity before treasury stock	5,129	3,180	1,949	61	(1,523)	(32)
Common stock held in treasury at cost	2,027	550	1,477	269	(2,155)	(80)

Total stockholders’ equity	3,102	2,630	472	18	632	32

Total liabilities and stockholders’ equity	$84,094	$64,611	$19,483	30%	$11,436	22%

RESULTS OF OPERATIONS
      As discussed in detail above in the “OVERVIEW” section, we have two primary business segments, Lending and DMO, plus a Corporate and Other business segment. Since these business segments operate in distinct business environments, after a general discussion of the consolidated results of operations, the discussion herein of the results of our operations is primarily presented on a segment basis. The Lending business segment includes all discussion of income and related expenses associated with net interest margin, student loan spread and its components, securitization gains and the ongoing servicing and securitization income, derivative market value gains and losses, and other fees earned on our Managed portfolio of student loans.
      The DMO business segment reflects the fees earned and expenses incurred to operate our DMO business. Our Corporate and Other business segment includes our ancillary fee businesses and other corporate expenses that do not pertain directly to the primary segments identified above. Unless otherwise noted, the financial information contained herein is in accordance with GAAP. We also present financial information for our reportable operating segments in Note 18 to our consolidated financial statements, “Segment Reporting,” which reflects “core cash” measures. “Core cash” measures are discussed in detail below in “ALTERNATIVE PERFORMANCE MEASURES.”
CONSOLIDATED EARNINGS SUMMARY
      The main drivers of our net income are the growth in our Managed student loan portfolio, which drives net interest income and securitization transactions, market value gains and losses on derivatives that do not receive hedge accounting treatment, the timing and size of securitization gains, growth in our fee-based business and expense control.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      For the year ended December 31, 2004, our net income was $1.9 billion ($4.04 diluted earnings per share) versus net income of $1.5 billion ($3.18 diluted earnings per share) in 2003. The increase in net income from 2003 to 2004 is due to several factors. The principal driver of the growth in net income was a $1.1 billion pre-tax increase in the derivative market value adjustment. The derivative market value gain can primarily be attributed to the positive effect that the increase in forward interest rates had on the valuation of our Floor Income Contracts and to gains on our equity forward contracts caused by the increase in the market value of our common stock. In 2004, other income (which includes guarantor servicing fees, debt management fees and collections revenue, and other fee-based income) increased by 18 percent to $749 million versus 2003. This increase can mainly be attributed to an increase in revenue from our DMO segment, late and other borrower fees and to termination fees from Bank One. In 2003, other income benefited from a $40 million gain on the sale of our prior headquarters building. The year-over-year increases in other income were offset by $369 million in lower securitization gains due to 2004 Consolidation Loan securitizations not qualifying for off-balance sheet treatment and $106 million in lower servicing and securitization revenue due to primarily lower Embedded Floor Income.
      Net income in 2004 was also negatively impacted by a $221 million pre-tax loss related to the repurchase and defeasance of $3.0 billion of GSE debt in connection with the GSE Wind-Down and a 13 percent increase in other operating expenses to $895 million versus 2003. This increase can be attributed to acquisitions and increased servicing and debt management expenses consistent with the growth in borrowers and the growth in the debt management business. Also, in 2004, net interest income after provision for loan losses was relatively flat versus 2003 caused by two offsetting factors: the increase in net interest income, driven by an $11 billion increase in our average balance of on-balance sheet student loans, and offset by the reduction in Floor Income caused by higher interest rates.
      Our Managed student loan portfolio grew by $18.6 billion, from $88.8 billion at December 31, 2003 to $107.4 billion at December 31, 2004. This growth was fueled by the $29.9 billion in new Managed student loans acquired in 2004, a 45 percent increase over the $20.7 billion acquired in 2003. In 2004, we originated

$18.0 billion of student loans through our Preferred Channel, an increase of 18 percent over the $15.2 billion originated in 2003.
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      Net income for the year ended December 31, 2003 was $1.5 billion ($3.18 diluted earnings per share) versus $792 million ($1.64 diluted earnings per share) in 2002. The increase in net income from 2002 to 2003 is mainly due to an increase in securitization gains, a pre-tax $844 million reduction in the loss on the derivative market value adjustment, an increase in fee-based income, and a $130 million unrealized gain on our equity forward positions, which was reflected as a cumulative effect of accounting change for the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” These increases were offset by decreases in student loan income, decreases in servicing and securitization revenue resulting from changes in accounting estimates in the fourth quarter of 2003, reduced levels of Floor Income, an increase in operating expenses due to the acquisitions, and increases in debt management and servicing expenses consistent with the growth in the debt management business.
      For the year ended December 31, 2003, managed student loans increased 14 percent in 2003 to $88.8 billion at December 31, 2003. In 2003, we acquired $20.7 billion of student loans, a 25 percent increase over the $16.5 billion acquired in 2002. Of the student loans acquired, we originated $15.2 billion through our Preferred Channel, an increase of 23 percent over the $12.4 billion originated in 2002.
LENDING BUSINESS SEGMENT
      The following table includes the results of operations for our Lending business segment.
Condensed Statements of Income

	Year Ended December 31,			% Increase (Decrease)

	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Net interest income	$1,299	$1,326	$1,425	(2)%	(7)%
Less: provision for loan losses	111	147	117	(25)	26

Net interest income after provision for loan losses	1,188	1,179	1,308	1	(10)
Other income, net	1,899	1,289	203	47	535
Operating expenses	681	431	367	58	17

Income before income taxes and cumulative effect of accounting change	2,406	2,037	1,144	18	78
Income taxes	585	729	403	(20)	81

Income before cumulative effect of accounting change	1,821	1,308	741	39	77
Cumulative effect of accounting change	—	130	—	(100)	100

Net income	$1,821	$1,438	$741	27%	94%

      The following table includes asset information for our Lending business segment.

	December 31,

	2004	2003	2002

Federally insured student loans, net	$60,561	$45,577	$37,164
Private Education Loans, net	5,420	4,470	5,175
Academic facilities financings and other loans, net	1,048	1,031	1,202
Investments(1)	8,914	7,741	4,794
Retained Interest in securitized receivables	2,315	2,472	2,137
Other(2)	4,792	2,600	1,926

Total assets	$83,050	$63,891	$52,398

(1)	Investments include cash and cash equivalents, short and long term investments, restricted cash and investments, leveraged leases, and municipal bonds.

(2)	Other assets include accrued interest receivable, goodwill and acquired intangible assets and other non-interest earning assets.
Net Interest Income
      Net interest income, including interest income and interest expense, is derived primarily from our portfolio of student loans that remain on-balance sheet and to a lesser extent from other loans, cash and investments. The “Taxable Equivalent Net Interest Income” analysis below is designed to facilitate a comparison of non-taxable asset yields to taxable yields on a similar basis. Additional information regarding the return on our student loan portfolio is set forth under “Student Loans — Student Loan Spread Analysis.” Information regarding the provision for losses is contained in Note 4 to the consolidated financial statements, “Allowance for Student Loan Losses.”

Taxable Equivalent Net Interest Income
      The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

				Increase (decrease)

	Years Ended December 31,			2004 vs. 2003		2003 vs. 2002

	2004	2003	2002	$	%	$	%

Interest income
Student loans	$2,426	$2,121	$2,450	$305	14%	$(329)	(13)%
Academic facilities financings and other loans	74	77	96	(3)	(4)	(19)	(20)
Investments	233	150	88	83	55	62	70
Taxable equivalent adjustment	9	16	18	(7)	(44)	(2)	(11)

Total taxable equivalent interest income	2,742	2,364	2,652	378	16	(288)	(11)
Interest expense	1,434	1,022	1,210	412	40	(188)	(16)

Taxable equivalent net interest income	$1,308	$1,342	$1,442	$(34)	(3)%	$(100)	(7)%

Average Balance Sheets
      The following table reflects the rates earned on interest earning assets and paid on interest bearing liabilities for the years ended December 31, 2004, 2003 and 2002. This table reflects the net interest margin for the entire Company on a consolidated basis. It is included in the Lending segment discussion because that segment includes substantially all interest earning assets and interest bearing liabilities.

	Years Ended December 31,

	2004		2003		2002

	Balance	Rate	Balance	Rate	Balance	Rate

Average Assets
Federally insured student loans	$51,091	4.09%	$40,108	4.52%	$38,023	5.55%
Private Education Loans	4,795	7.00	5,019	6.13	5,059	6.69
Academic facilities financings and other loans	1,004	7.72	1,129	7.27	1,460	7.19
Cash and investments	11,321	2.11	6,840	2.36	4,885	1.98

Total interest earning assets	68,211	4.02%	53,096	4.45%	49,427	5.37%

Non-interest earning assets	6,497		5,950		4,758

Total assets	$74,708		$59,046		$54,185

Average Liabilities and Stockholders’ Equity
Six month floating rate notes	$1,586	1.23%	$2,988	1.14%	$3,006	1.76%
Other short-term borrowings	9,010	2.07	22,007	1.64	27,159	1.97
Long-term notes	58,134	2.11	28,407	2.21	19,757	3.15

Total interest bearing liabilities	68,730	2.09%	53,402	1.91%	49,922	2.42%

Non-interest bearing liabilities	3,195		3,169		2,397
Stockholders’ equity	2,783		2,475		1,866

Total liabilities and stockholders’ equity	$74,708		$59,046		$54,185

Net interest margin		1.92%		2.53%		2.92%

Rate/Volume Analysis
      The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

		Increase
		(decrease)
	Taxable	attributable to
	equivalent	change in
	increase
	(decrease)	Rate	Volume

2004 vs. 2003
Taxable equivalent interest income	$378	$(201)	$579
Interest expense	412	(16)	428

Taxable equivalent net interest income	$(34)	$(185)	$151

2003 vs. 2002
Taxable equivalent interest income	$(288)	$(409)	$121
Interest expense	(188)	(358)	170

Taxable equivalent net interest income	$(100)	$(51)	$(49)

      The decrease in the net interest margin from the year ended December 31, 2003 to the year ended December 31, 2004 was primarily due to the decrease in Floor Income and other student loan spread related items as discussed under “Student Loans — Student Loan Spread Analysis.” The decrease in the net interest margin was also due to the effect of the GSE Wind-Down. Without the low funding cost provided by the GSE, the margin on our highly liquid, short-term investments turns negative. Also, we have replaced short-term GSE financing with longer term more expensive non-GSE financing.
Student Loans
      For both federally insured student loans and Private Education Loans, we account for premiums paid, discounts received and certain origination costs incurred on the origination and acquisition of student loans in accordance with SFAS No. 91. The unamortized portion of the premiums and discounts are included in the carrying value of the student loan on the consolidated balance sheet. We recognize income on our student loan portfolio based on the expected yield of the student loan after giving effect to the amortization of purchase premiums and the accretion of student loan discounts, as well as the discount expected to be earned through borrower benefit programs. Discounts on Private Education Loans are deferred and accreted to income over the lives of the student loans. In the table below, this accretion of discounts is netted with the amortization of the premiums.

Student Loan Spread Analysis — On-Balance Sheet
      The following table analyzes the reported earnings from student loans both on-balance sheet and those off-balance sheet in securitization trusts. For student loans off-balance sheet, we will continue to earn securitization and servicing fee revenues over the life of the securitized loan portfolios. The off-balance sheet information is discussed in more detail in “LIQUIDITY AND CAPITAL RESOURCES — Securitization Activities — Servicing and Securitization Revenue” where we analyze the on-going servicing revenue and Residual Interest earned on the securitized portfolios of student loans. For an analysis of our student loan spread for the entire portfolio of Managed student loans on a similar basis to the on-balance sheet analysis, see “Student Loan Spread Analysis — Managed Basis.”

	Years Ended December 31,

	2004	2003	2002

On-Balance Sheet
Student loan yield, before Floor Income	4.53%	4.28%	4.98%
Floor Income	.73	1.23	1.48
Consolidation Loan Rebate Fees	(.58)	(.50)	(.40)
Offset Fees	(.03)	(.07)	(.10)
Borrower benefits	(.18)	(.06)	(.08)
Premium and discount amortization	(.13)	(.18)	(.19)

Student loan net yield	4.34	4.70	5.69
Student loan cost of funds	(2.01)	(1.70)	(2.30)

Student loan spread	2.33%	3.00%	3.39%

Off-Balance Sheet
Servicing and securitization revenue, before Floor Income	1.17%	1.27%	1.49%
Floor Income, net of Floor Income previously recognized in gain on sale calculation	.21	.47	1.11

Servicing and securitization revenue	1.38%	1.74%	2.60%

Average Balances
On-balance sheet student loans	$55,885	$45,127	$43,082
Off-balance sheet student loans	40,558	38,205	32,280

Managed student loans	$96,443	$83,332	$75,362

      The primary driver of fluctuations in our on-balance sheet student loan spread is the level of Floor Income earned in the period. In 2004, 2003 and 2002, we earned gross Floor Income of $408 million (73 basis points), $554 million (123 basis points) and $636 million (148 basis points), respectively. The reduction in Floor Income is due to the increase in short-term interest rates in 2004. We believe that we have economically hedged most of the Floor Income through the sale of Floor Income Contracts. When we sell a Floor Income Contract we receive an upfront fee and agree to pay the counterparty the Floor Income earned on a notional amount of student loans. These contracts do not qualify for accounting hedge treatment and as a result are excluded from net interest income and from the above student loan spread analysis. Instead, payments of Floor Income under these contracts are required to be reported with other cumulative realized and unrealized gains and losses in the derivative market value adjustment line in the income statement. For the years ended December 31, 2004, 2003 and 2002, net Floor Income for on-balance sheet student loans was $40 million (7 basis points), $146 million (32 basis points) and $219 million (51 basis points), respectively. Payments on Floor Income Contracts associated with on-balance sheet student loans for the years ended December 31, 2004, 2003 and 2002 totaled $368 million (66 basis points), $408 million (91 basis points) and $417 million (97 basis points), respectively.
      In addition to Floor Income Contracts, we also extensively use basis swaps to manage our basis risk associated with interest rate sensitive assets and liabilities. These swaps also do not qualify as accounting hedges and are likewise required to be accounted for in the derivative market value adjustment and not part of the cost of funds in the above table. Had net settlements of these swaps been included with the associated debt, our on-balance sheet cost of funds would have been 2.02 percent, 1.65 percent and 2.31 percent, respectively, for the years ended December 31, 2004, 2003 and 2002.

Discussion of the Year-over-Year Effect of Changes in Accounting Estimates on the On-Balance Sheet Student Loan Spread
      As discussed in detail and summarized in a table under “CRITICAL ACCOUNTING POLICIES AND ESTIMATES,” we periodically update our estimates for changes in the student loan portfolio. Under SFAS No. 91, these changes in estimates must be reflected in the balance of the student loan from inception. We have also updated our estimates to reflect programmatic changes in our borrower benefit and Private Education Loan programs and have made modeling refinements to better reflect current and future conditions. The effects of the changes in estimates on the student loan spread are summarized in the table below:

	Years Ended December 31,

	2004		2003

(Dollars in millions)	Dollar Value	Basis Points	Dollar Value	Basis Points

Changes in critical accounting estimates:
Effect on premium/discount:
FFELP Stafford and Consolidation Loans	$—	—	$(19)	(4)
Private Education Loans	(8)	(1)	(23)	(5)

Total effect on premium/discount	(8)	(1)	(42)	(9)
Borrower benefits	5	1	10	2

Total changes in estimates	$(3)	—	$(32)	(7)

      In 2004, based on our ongoing analysis of our Private Education Loan portfolio, we determined that the portfolio was repaying slower than previously estimated, and in response we increased the period for which we amortize student loan discounts resulting in an increase to the unamortized student loan discount balance of $8 million during 2004. In response to the continued high rate of Consolidation Loan activity, we lowered our estimate of the number of Stafford borrowers who will eventually qualify for borrower benefits and revised the term over which benefits are expected to be realized. As a result, we recorded a $5 million reduction in the liability for borrower benefits. The net effect of these updates to our estimates in 2004 was a $3 million or 1 basis point reduction in the student loan spread.
      In 2003, we updated our estimates to reflect the increase in Consolidation Loan activity. We decreased the CPR for FFELP Stafford loans to reflect the extension of the term of these loans when consolidated into a Sallie Mae Consolidation Loan, which results in an increase to the unamortized student loan premium. At the same time, we increased the CPR for the Consolidation Loan portfolio, which had the opposite effect on the premium balance and premium amortization. The net effect of these changes was a $19 million adjustment to decrease the unamortized student loan premium and increase current period amortization expense. We also decreased our estimate of the CPR associated with our Private Education Loan program to reflect slower than anticipated repayments resulting in a $23 million increase in the unamortized student loan discount. Also, in 2003, we reduced our estimate of the number of borrowers who eventually qualify for FFELP Stafford borrower benefits resulting in a $10 million estimate adjustment to reduce the estimated borrower benefit liability and increase student loan income. The net effect of these updates to our estimates in 2003 was a $32 million or 7 basis point reduction in the student loan spread.

Discussion of Year-over-Year Fluctuations in On-Balance Sheet Student Loan Spread in Addition to Changes in Accounting Estimates
      The decrease in the 2004 student loan spread versus the prior year is primarily due to the higher average balance of Consolidation Loans as a percentage of the on-balance sheet portfolio. Consolidation Loans have lower spreads than other FFELP loans due to the 105 basis point Consolidation Loan Rebate Fee, more robust borrower benefits, and higher funding costs due to their longer terms. These negative effects are partially offset by lower student loan premium amortization due to the extended term and a higher SAP yield. The average balance of Consolidation Loans grew as a percentage of the average on-balance sheet FFELP student loan portfolio from 56 percent in 2003 to 62 percent in 2004.
      Other factors that negatively impacted the student loan spread are lower Floor Income due to higher average interest rates, higher spreads on our debt funding student loans as a result of the GSE Wind-Down, and higher borrower benefit costs. These negative factors were partially offset by the absence of Offset Fees on GSE financed loans and higher student loan yields. The increase in funding costs is due to the replacement of lower cost, primarily short-term GSE funding with longer term, higher cost non-GSE funding. In 2004, GSE liabilities were heavily weighted to short term in anticipation of the GSE Wind-Down. The increase in borrower benefit costs can be attributable to an increase in the estimate of borrowers qualifying for the benefit and to changes to certain programs that shorten the periods required to qualify, primarily as they relate to Consolidation Loans. These changes had a greater effect on the on-balance sheet student loan spread due to the higher percentage of Consolidation Loans. These negative effects were partially offset by the increase in Private Education Loans in the on-balance sheet student loan portfolio and lower net premium/ discount amortization.
      In addition to the effects of estimate adjustments, the student loan spread decreased by 32 basis points from 2002 to 2003. This decrease was primarily due to the higher average balance of Consolidation Loans, lower Floor Income and higher funding spreads on the debt. These negative effects were partially offset by the increase in Private Education Loans in the on-balance sheet student loan portfolio.

Student Loan Spread Analysis — Managed Basis
      The following table analyzes the earnings from our portfolio of Managed student loans on a “core cash” basis (see “ALTERNATIVE PERFORMANCE MEASURES”). This analysis includes both on-balance sheet and off-balance sheet loans in securitization trusts and derivatives economically hedging these line items and excludes Floor Income while including the amortization of upfront payments on Floor Income Contracts.

	Years Ended December 31,

	2004	2003	2002

Managed Basis student loan yield	4.59%	4.26%	4.94%
Consolidation Loan Rebate Fees	(.42)	(.36)	(.26)
Offset Fees	(.02)	(.04)	(.06)
Borrower benefits	(.08)	(.05)	(.11)
Premium and discount amortization	(.13)	(.10)	(.25)

Managed Basis student loan net yield	3.94	3.71	4.26
Managed Basis student loan cost of funds	(2.06)	(1.71)	(2.38)

Managed Basis student loan spread	1.88%	2.00%	1.88%

Average Balances
On-balance sheet student loans	$55,885	$45,127	$43,082
Off-balance sheet student loans	40,558	38,205	32,280

Managed student loans	$96,443	$83,332	$75,362

Discussion of the Year-over-Year Effect of Changes in Accounting Estimates on the Managed Student Loan Spread
      As discussed in detail and summarized in a table at “CRITICAL ACCOUNTING POLICIES AND ESTIMATES,” we periodically update our estimates for changes in the student loan portfolio. Under SFAS No. 91, these changes in estimates must be reflected in the balance from inception of the student loan. We have also updated our estimates to reflect programmatic changes in our borrower benefit and Private

Education Loan programs and have made modeling refinements to better reflect current and future conditions. The effects of the changes in estimates are summarized in the table below:

	Years Ended December 31,

	2004		2003

(Dollars in millions)	Dollar Value	Basis Points	Dollar Value	Basis Points

Changes in critical accounting estimates:
Effect on premium/discount:
FFELP Stafford and Consolidation Loans	$36	4	$51	6
Private Education Loans	(24)	(3)	(23)	(3)

Total effect on premium/discount	12	1	28	3
Borrower benefits	22	2	39	5

Total changes in estimates	$34	3	$67	8

      In 2004, we updated our estimates of average life associated with our FFELP Stafford and Consolidation Loan programs. The net effect of these changes was a $36 million adjustment to increase the unamortized student loan premium. The difference between the effect for on-balance sheet and off-balance sheet was primarily due to a refinement in our estimates for off-balance sheet loans that did not have the same effect on-balance sheet and to the different mix of FFELP Stafford and Consolidation Loans on-balance sheet versus the mix on a Managed Basis.
      In 2004, based on our ongoing analysis of our Managed Private Education Loan portfolio, we determined that the portfolio was repaying at a slower rate than previously estimated. In response, we increased the period for which we amortize student loan discounts resulting in an increase to the unamortized student loan discount balance of $24 million during 2004.
      Additionally, the continued high rate of Consolidation Loan activity results in fewer Stafford borrowers qualifying for borrower benefits. In response to this trend, we lowered our estimate of the number of Stafford borrowers who will eventually qualify for borrower benefits and revised the term over which benefits are expected to be realized. As a result, we recorded a $22 million reduction in the liability for borrower benefits during 2004. The net effect of these updates to our estimates in 2004 was a $34 million or 3 basis point increase in the Managed student loan spread.
      In 2003, we made similar updates to our estimates of the CPR to reflect the effect of the increase in Consolidation Loan activity on our FFELP Stafford and Consolidation Loan portfolios. The net effect of these changes was a $51 million adjustment to increase the unamortized student loan premium and decrease current period amortization expense. We also updated our estimate of the CPR associated with our Private Education Loan program which resulted in a $23 million adjustment to increase the unamortized student loan discount and decrease current period discount amortization. Also, in 2003, we reduced our estimate of the number of borrowers who eventually qualify for FFELP Stafford borrower benefits resulting in a $39 million adjustment to reduce the estimated borrower benefit liability and increase student loan income. The net effect of these updates to our estimates in 2003 was a $67 million or 8 basis point increase in the student loan spread.

Discussion of Year-over-Year Fluctuations in Managed Student Loan Spread in Addition to Changes in Accounting Estimates
      The decrease in the 2004 student loan spread versus 2003, in addition to the changes in estimates disclosed above, is primarily due to the higher average balance of Consolidation Loans as a percentage of the Managed portfolio. Consolidation Loans have lower spreads than other FFELP loans due to the 105 basis point Consolidation Loan Rebate Fee, higher qualification rates for borrower benefits, and higher funding costs due to their longer terms. These negative effects are partially offset by lower student loan premium amortization due to the extended term and a higher SAP yield. The average balance of Consolidation Loans grew as a percentage of the average Managed FFELP student loan portfolio from 39 percent in 2003 to 46 percent in 2004.
      Our student loan spread was negatively impacted by higher spreads on our debt funding student loans, which was partially offset by the absence of Offset Fees on GSE financed loans. The increase in funding costs is due to the replacement of lower cost primarily short-term GSE funding with longer term, higher cost non-GSE funding in connection with the GSE Wind-Down.
      The 2004 student loan spread benefited from the increase in the average balance of Managed Private Education Loans as a percentage of the average Managed student loan portfolio from 9 percent in 2003 to 11 percent in 2004. Private Education Loans are subject to credit risk and therefore earn higher spreads which averaged 4.29 percent for the year ended December 31, 2004 versus a spread of 1.59 percent for the Managed guaranteed student loan portfolio.
      In addition to the estimate adjustments discussed above, the increase in the 2003 student loan spread versus 2002 was due to the increase in the percentage of Private Education Loans in the Managed student loan portfolio partially offset by the higher credit spreads on the debt funding student loans due to the GSE Wind-Down, and the increase of Consolidation Loans as a percentage of the total portfolio.
     Floor Income
      For on-balance sheet student loans, gross Floor Income is included in student loan income whereas payments on Floor Income Contracts are included in the derivative market value adjustment line in other income. The following table summarizes the components of Floor Income from on-balance sheet student loans, net of payments under Floor Income Contracts, for the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,

	2004			2003			2002

	Fixed	Variable		Fixed	Variable		Fixed	Variable
	borrower	borrower		borrower	borrower		borrower	borrower
	Rate	Rate	Total	Rate	Rate	Total	Rate	Rate	Total

Floor Income:
Gross Floor Income	$406	$2	$408	$523	$31	$554	$513	$123	$636
Payments on Floor Income Contracts	(368)	—	(368)	(408)	—	(408)	(409)	(8)	(417)

Net Floor Income	$38	$2	$40	$115	$31	$146	$104	$115	$219

Net Floor Income in basis points	7	—	7	25	7	32	24	27	51

      The decrease in net Floor Income for the year ended December 31, 2004 versus the prior year is due to higher interest rates reducing gross Floor Income and a higher percentage of Floor Income eligible student loans economically hedged through Floor Income Contracts offsetting the increase in Consolidation Loans eligible to earn fixed rate Floor Income.
      As discussed in more detail under “LIQUIDITY AND CAPITAL RESOURCES — Securitization Activities,” when we securitize a portfolio of student loans, we estimate the future Fixed Rate Embedded Floor Income earned on off-balance sheet student loans using a discounted cash flow option pricing model and recognize the fair value of such cash flows in the initial gain on sale and subsequent valuations of the Residual Interest. Variable Rate Embedded Floor Income is recognized as earned in servicing and securitization revenue.
      The decrease in Variable Rate Floor Income in 2003 versus 2002 is primarily due to the decline in Treasury bill and commercial paper rates from the July 1, 2001 reset of borrower rates, which resulted in $106 million of Variable Rate Floor Income earned in the first half of 2002. Treasury bill and commercial paper rates did not decline as steeply in the second half of 2002 or in 2003. The increase in Fixed Rate Floor

Income is primarily due to the increase in the average balance of Consolidation Loans, partially offset by slightly higher Treasury bill rates.
     Student Loan Floor Income Contracts
      The following table analyzes the ability of the FFELP student loans in our Managed student loan portfolio to earn Floor Income after December 31, 2004 and 2003.

	December 31, 2004			December 31, 2003

	Fixed	Variable		Fixed	Variable
	borrower	borrower		borrower	borrower
(Dollars in billions)	Rate	Rate	Total	Rate	Rate	Total

Student loans eligible to earn Floor Income:
On-balance sheet student loans	$40.5	$14.0	$54.5	$26.7	$12.5	$39.2
Off-balance sheet student loans	7.4	24.6	32.0	8.1	23.5	31.6

Managed student loans eligible to earn Floor Income	47.9	38.6	86.5	34.8	36.0	70.8
Less: Economically hedged Floor Income	(27.8)	—	(27.8)	(14.7)	—	(14.7)

Net Managed student loans eligible to earn Floor Income	$20.1	$38.6	$58.7	$20.1	$36.0	$56.1

Net Managed student loans earning Floor Income	$2.4	$—	$2.4	$16.6	$31.2	$47.8

      The following table shows the average Managed balance of Consolidation Loans whose Fixed Rate Floor Income is economically hedged as of January 1, 2005 through the end of 2008 through Floor Income Contracts. These loans are both on and off-balance sheet and the related hedges do not qualify as effective SFAS No. 133 hedges.

(Dollars in billions)	2005	2006	2007	2008

Average balance of Consolidation Loans whose Floor Income is economically hedged (Managed Basis)	$26	$24	$9	$8

Activity in the Allowance for Private Education Loan Losses
      As discussed in detail under “CRITICAL ACCOUNTING POLICIES AND ESTIMATES,” the provision for student loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of Private Education Loans.

      The following table summarizes changes in the allowance for Private Education Loan losses for the years ended December 31, 2004, 2003 and 2002.

	Activity in Allowance for Private Education Loan Losses

	On-Balance Sheet			Off-Balance Sheet			Managed Basis

	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,

	2004	2003	2002	2004	2003	2002	2004	2003	2002

Allowance at beginning of year	$166	$181	$194	$93	$13	$—	$259	$194	$194
Provision for loan losses	130	107	94	28	10	—	158	117	94
Other	—	21	(27)	—	(1)	—	—	20	(27)
Charge-offs	(110)	(83)	(76)	(6)	—	—	(116)	(83)	(76)
Recoveries	14	11	9	—	—	—	14	11	9

Net charge-offs	(96)	(72)	(67)	(6)	—	—	(102)	(72)	(67)

Balance before securitization of Private Education Loans	200	237	194	115	22	—	315	259	194
Reduction for securitization of Private Education Loans	(28)	(71)	(13)	28	71	13	—	—	—

Allowance at end of year	$172	$166	$181	$143	$93	$13	$315	$259	$194

Net charge-offs as a percentage of average loans in repayment	3.57%	2.59%	2.40%	.22%	—%	—%	1.92%	1.85%	2.25%
Allowance as a percentage of the ending total loan balance	3.07%	3.57%	3.38%	2.31%	2.37%	1.93%	2.67%	3.02%	3.22%
Allowance as a percentage of ending loans in repayment	6.05%	6.50%	6.05%	4.27%	4.99%	3.50%	5.08%	5.86%	5.77%
Allowance coverage of net charge-offs	1.79	2.30	2.72	24.81	—	—	3.09	3.60	2.91
Average total loans	$4,795	$5,018	$5,059	$5,495	$2,284	$139	$10,290	$7,303	$5,198
Ending total loans	$5,592	$4,636	$5,356	$6,205	$3,928	$660	$11,797	$8,564	$6,016
Average loans in repayment	$2,697	$2,772	$2,774	$2,611	$1,116	$182	$5,307	$3,888	$2,955
Ending loans in repayment	$2,842	$2,551	$2,992	$3,352	$1,870	$364	$6,194	$4,421	$3,356
      The allowance for Private Education Loan losses is an estimate of probable losses in the portfolio at the balance sheet date that will be charged off in subsequent periods. We estimate our losses using historical data from our Private Education Loan portfolios, extrapolations of FFELP loan loss data, current trends and relevant industry information. As our Private Education Loan portfolios continue to mature, more reliance is placed on our own historic Private Education Loan charge-off and recovery data. We use this data in internally developed models to estimate losses, net of subsequent collections, projected to occur in the Private Education Loan portfolios.
     On-Balance Sheet versus Managed Presentation
      All Private Education Loans are initially acquired on-balance sheet. When we securitize Private Education Loans, we reduce the on-balance sheet allowance for amounts previously provided for in the allowance and then provide for these loans in the Managed presentation only as they are no longer legally owned by the Company.
      When Private Education Loans in securitized trusts become 180 days delinquent, we typically exercise our contingent call option to repurchase these loans at par value out of the trust and record a loss for the difference in the par value paid and the fair market value of the loan at the time of purchase. If these loans reach the 212-day delinquency, a charge-off for the remaining balance of the loan is triggered. On a Managed Basis, the losses recorded under GAAP at the time of repurchase of delinquent Private Education Loans are considered charge-offs when the delinquent Private Education Loans reach the 212-day charge-off date. These charge-offs are shown in the off-balance sheet section in the above table.
      The off-balance sheet allowance is increasing as more loans are securitized but is lower than the on-balance sheet percentage when measured as a percentage of ending loans in repayment because of the different mix of loans on-balance sheet and off-balance sheet. Certain loan types with higher expected default rates, such as career training, have not yet been securitized. Additionally, a larger percentage of the off-balance sheet loan borrowers are still in-school status and not required to make payments on their loans. Once repayment begins, the allowance requirements increase to reflect the increased risk of loss as loans enter repayment.
     Managed Basis Private Education Loan Loss Allowance Discussion
      The increase in the provision for Managed Private Education Loans of $41 million from 2003 to 2004 is primarily due to the $2.3 billion increase in Managed Private Education Loans that have transitioned to out-of-school status over the prior year. For the year ended December 31, 2004, Private Education Loan charge-offs increased by $33 million over the prior year, which is due primarily to the continued growth and maturity of loans in repayment. As discussed further below, while the delinquency and forbearance amounts fluctuate from quarter to quarter, they will increase with the growth in the repayment portfolio. We utilize the expertise of our collection organization, including our debt management operation, to minimize charge-offs in our own portfolio and to increase recoveries on charged-off loans. The allowance as a percentage of loans in repayment decreased year-over-year from 5.86 percent to 5.08 percent. This reduction is primarily attributable to the changing mix of the portfolio and the updates in our default assumptions in the third quarter of 2004.
     Delinquencies
      The table below presents our Private Education Loan delinquency trends as of December 31, 2004, 2003 and 2002. Delinquencies have the potential to adversely impact earnings through increased servicing and collection costs in the event the delinquent accounts charge off.

	On-Balance Sheet Private Education Loan Delinquencies

	December 31,

	2004		2003		2002

	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$2,787		$1,970		$2,171
Loans in forbearance(2)	166		236		285
Loans in repayment and percentage of each status:
Loans current	2,555	89.9%	2,268	88.9%	2,776	92.8%
Loans delinquent 31-60 days(3)	124	4.4	115	4.5	102	3.4
Loans delinquent 61-90 days	56	2.0	62	2.4	43	1.4
Loans delinquent greater than 90 days	107	3.7	106	4.2	71	2.4

Total Private Education Loans in repayment	2,842	100%	2,551	100.0%	2,992	100%

Total Private Education Loans, gross	5,795		4,757		5,448
Private Education Loan unamortized discount	(203)		(121)		(92)

Total Private Education Loans	5,592		4,636		5,356
Private Education Loan allowance for losses	(172)		(166)		(181)

Private Education Loans, net	$5,420		$4,470		$5,175

Percentage of Private Education Loans in repayment	49.0%		53.6%		54.9%

Delinquencies as a percentage of Private Education Loans in repayment	10.1%		11.1%		7.2%

	Off-Balance Sheet Private Education Loan Delinquencies

	December 31,

	2004		2003		2002

	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$2,622		$1,858		$222
Loans in forbearance(2)	334		255		80
Loans in repayment and percentage of each status:
Loans current	3,191	95.2%	1,796	96.0%	350	96.2%
Loans delinquent 31-60 days(3)	84	2.5	39	2.1	7	1.9
Loans delinquent 61-90 days	28	.8	15	.8	3	.8
Loans delinquent greater than 90 days	49	1.5	20	1.1	4	1.1

Total Private Education Loans in repayment	3,352	100%	1,870	100.0%	364	100%

Total Private Education Loans, gross	6,308		3,983		666
Private Education Loan unamortized discount	(103)		(55)		(6)

Total Private Education Loans	6,205		3,928		660
Private Education Loan allowance for losses	(143)		(93)		(13)

Private Education Loans, net	$6,062		$3,835		$647

Percentage of Private Education Loans in repayment	53.1%		46.9%		54.7%

Delinquencies as a percentage of Private Education Loans in repayment	4.8%		4.0%		3.8%

	Managed Basis Private Education Loan Delinquencies

	December 31,

	2004		2003		2002

	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$5,409		$3,828		$2,393
Loans in forbearance(2)	500		491		365
Loans in repayment and percentage of each status:
Loans current	5,746	92.8%	4,064	91.9%	3,126	93.2%
Loans delinquent 31-60 days(3)	208	3.3	154	3.5	109	3.3
Loans delinquent 61-90 days	84	1.4	77	1.7	46	1.3
Loans delinquent greater than 90 days	156	2.5	126	2.9	75	2.2

Total Private Education Loans in repayment	6,194	100%	4,421	100.0%	3,356	100%

Total Private Education Loans, gross	12,103		8,740		6,114
Private Education Loan unamortized discount	(306)		(176)		(98)

Total Private Education Loans	11,797		8,564		6,016
Private Education Loan allowance for losses	(315)		(259)		(194)

Private Education Loans, net	$11,482		$8,305		$5,822

Percentage of Private Education Loans in repayment	51.2%		50.6%		54.9%

Delinquencies as a percentage of Private Education Loans in repayment	7.2%		8.1%		6.8%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

      The improvement in the percentage of delinquent loans is primarily due to enhanced default efforts that commenced in the second quarter of 2004.
     Forbearance — Managed Basis Private Education Loans
      Private Education Loans are made to parent and student borrowers by our lender partners in accordance with our underwriting policies. These loans generally supplement federally guaranteed student loans, which are subject to federal lending caps. Private Education Loans are not guaranteed or insured against any loss of principal or interest. Traditional student borrowers use the proceeds of these loans to obtain higher education, which increases the likelihood of obtaining employment at higher income levels than would be available without the additional education. As a result, the borrowers’ repayment capability improves between the time the loan is made and the time they enter the post-education work force. We generally allow the loan repayment period on traditional Private Education Loans, except those generated by SLM Financial loans, to begin six to nine months after the student leaves school. This provides the borrower time to obtain a job to service his or her debt. For borrowers that need more time or experience other hardships, we permit additional payment deferments or partial payments (both referred to as forbearances) when we believe additional time will improve the borrower’s ability to repay the loan. Our policy does not grant any reduction in the repayment obligation (principal or interest) but does allow the borrower to stop or reduce monthly payments for an agreed period of time. Forbearance is used most heavily immediately after the loan enters repayment. At December 31, 2004, approximately 90 percent of borrowers currently in forbearance have deferred their loan repayment less than 24 months. Further, approximately 70 percent have been in repayment less than 24 months. These borrowers are essentially extending their grace period as they transition to the workforce. Forbearance continues to be a positive collection tool for the Private Education Loans as we believe it can provide the borrower with sufficient time to obtain employment and income to support his or her obligation. We consider the potential impact of forbearance in the determination of the loan loss reserves.
      Loans in forbearance status decreased from 10.0 percent of loans in repayment and forbearance status at December 31, 2003 to 7.5 percent of loans in repayment and forbearance status at December 31, 2004. The decrease in the percentages of loans in forbearance status is primarily due to enhanced collection and default prevention efforts.
      The table below breaks down the Managed Private Education Loan portfolio loans in forbearance by the cumulative number of months of forbearance the borrower has used as of December 31, 2004, 2003 and 2002 respectively:

	December 31,

	2004		2003		2002

	Forbearance		Forbearance		Forbearance
	Balance	% of Total	Balance	% of Total	Balance	% of Total

Cumulative number of months borrower has used forbearance
Less than 13 months	$334	66%	$326	67%	$223	61%
13 to 24 months	117	24	119	24	88	24
25 to 36 months	30	6	26	5	28	8
More than 36 months	19	4	20	4	26	7

Total	$500	100%	$491	100%	$365	100%

     The tables below show the composition and status of the Managed Private Education Loan portfolio by number of months aged from the first date of repayment:

	Months since entering repayment

				After
	1 to 24	25 to 48	More than	Dec. 31,
December 31, 2004	Months	Months	48 Months	2004(1)	Total

Loans in-school/grace/deferment	$—	$—	$—	$5,409	$5,409
Loans in forbearance	350	103	47	—	500
Loans in repayment — current	3,228	1,401	1,117	—	5,746
Loans in repayment — delinquent 31-60 days	110	59	39	—	208
Loans in repayment — delinquent 61-90 days	43	26	15	—	84
Loans in repayment — delinquent greater than 90 days	67	56	33	—	156

Total	$3,798	$1,645	$1,251	$5,409	$12,103

Unamortized discount					(306)
Allowance for loan losses					(315)

Total Managed Private Education Loans, net					$11,482

	Months since entering repayment

				After
	1 to 24	25 to 48	More than	Dec. 31,
December 31, 2003	Months	Months	48 Months	2003(1)	Total

Loans in-school/grace/deferment	$—	$—	$—	$3,828	$3,828
Loans in forbearance	342	100	49	—	491
Loans in repayment — current	2,192	1,074	798	—	4,064
Loans in repayment — delinquent 31-60 days	75	46	33	—	154
Loans in repayment — delinquent 61-90 days	34	27	16	—	77
Loans in repayment — delinquent greater than 90 days	48	42	36	—	126

Total	$2,691	$1,289	$932	$3,828	$8,740

Unamortized discount					(176)
Allowance for loan losses					(259)

Total Managed Private Education Loans, net					$8,305

	Months since entering repayment

				After
	1 to 24	25 to 48	More than	Dec. 31,
December 31, 2002	Months	Months	48 Months	2002(1)	Total

Loans in-school/grace/deferment	$—	$—	$—	$2,393	$2,393
Loans in forbearance	239	75	51	—	365
Loans in repayment — current	1,413	798	915	—	3,126
Loans in repayment — delinquent 31-60 days	43	23	43	—	109
Loans in repayment — delinquent 61-90 days	15	13	18	—	46
Loans in repayment — delinquent greater than 90 days	17	19	39	—	75

Total	$1,727	$928	$1,066	$2,393	$6,114

Unamortized discount					(98)
Allowance for loan losses					(194)

Total Managed Private Education Loans, net					$5,822

(1)	Includes all loans in-school/grace/deferment.

Allowance for FFELP Student Loan Losses
      Effective for a renewable one-year period beginning on October 19, 2004, Sallie Mae, Inc., which includes the Company’s student loan servicing division (Sallie Mae Servicing), was designated as an Exceptional Performer by ED in recognition of meeting certain performance standards set by ED in servicing FFELP loans. As a result of this designation, the Company receives 100 percent reimbursement on default claims on federally guaranteed student loans that are serviced by Sallie Mae Servicing for a period of at least 270 days before the date of default. We are entitled to receive this benefit as long as we remain in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria. The Exceptional Performer Designation also applies to all FFELP loans that we own but are serviced by other service providers with the Exceptional Performer Designation. At December 31, 2004, approximately 93 percent of our Managed federally insured loans are no longer subject to Risk Sharing. As a result of this designation, in the third quarter of 2004, we reduced the balance in the on-balance sheet allowance for loan losses by $33 million and reduced the Managed Risk Sharing allowance for loan losses by $63 million.

Other Income, Net
      The following table summarizes the components of other income, net, for our Lending business segment for the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,

	2004	2003	2002

Gains on student loan securitizations	$375	$744	$338
Servicing and securitization revenue	561	667	839
Losses on securities, net	(49)	(10)	(2)
Derivative market value adjustment	849	(238)	(1,082)
Other income	163	126	110

Total other income, net	$1,899	$1,289	$203

Gains on Student Loan Securitizations and Servicing and Securitization Revenue
      Gains on sales of student loans to securitizes trusts and servicing and securitization revenue, the ongoing revenue from securitized loan pools, are discussed in detail in “LIQUIDITY AND CAPITAL RESOURCES — Securitization Activities.”

Losses on Securities, Net
      The increase in losses on securities, net, versus the prior years is primarily due to the $27 million impairment of the leveraged lease portfolio recorded in the third quarter of 2004. The aircraft financing business for traditional airlines continues to be adversely affected by the slowdown in the commercial aircraft industry, higher fuel costs and increased competition from new discount carriers. In recognition of these trends and the deteriorating financial condition of Delta Airlines in particular, we recorded the leveraged lease impairment noted above.
      At December 31, 2004, we had remaining investments in leveraged and direct financing leases, net of impairments, totaling $169 million that are general obligations of two commercial airlines and Federal Express Corporation. Based on an analysis of the potential losses on certain leveraged leases plus the increase in incremental tax obligations related to forgiveness of debt obligations and/or the taxable gain on the sale of the aircraft, our remaining after-tax accounting exposure to the two commercial airlines and Federal Express Corporation totaled $80 million at December 31, 2004.

Derivative Market Value Adjustment
      See “ALTERNATIVE PERFORMANCE MEASURES — Derivative Accounting.”

Other Income

	Years Ended
	December 31,

	2004	2003	2002

Late fees	$94	$65	$56
Gains on sales of mortgages and other loan fees	22	29	13
Other	47	32	41

Total other income	$163	$126	$110

      When compared to the prior year, other income in 2004 benefited from a $29 million increase in late fees due to higher loan volume and an update in our estimate of uncollected late fees in the second quarter of 2004. Gains on sales of mortgages and other loan fees decreased by $7 million from 2003 to 2004. The decrease was primarily due to higher interest rates causing a slowdown in mortgage refinancings. Gains on sales of mortgages and other loan fees increased by $16 million from 2002 to 2003. This increase was due to the acquisition of Pioneer Mortgage in 2003 and to lower interest rates causing a surge in mortgage refinancings.

Student Loan Acquisitions
      In 2004, 78 percent of our Managed student loan acquisitions (exclusive of loans acquired through business acquisitions) were originated through our Preferred Channel. The following tables summarize the components of our student loan acquisition activity for the years ended December 31, 2004, 2003 and 2002.

	December 31, 2004

	FFELP	Private	Total

Preferred Channel	$12,756	$3,982	$16,738
Other commitment clients	368	45	413
Spot purchases	1,804	4	1,808
Consolidations from third parties	2,609	—	2,609
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	5,554	—	5,554
Acquisition of Southwest Student Services	4,776	4	4,780
Acquisition of Student Loan Financing Association	1,435	—	1,435
Capitalized interest and deferred origination fees	1,398	(2)	1,396

Total on-balance sheet student loan acquisitions	30,700	4,033	34,733
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(5,554)	—	(5,554)
Capitalized interest and other — off-balance sheet securitized trusts	565	172	737

Total Managed student loan acquisitions	$25,711	$4,205	$29,916

	December 31, 2003

	FFELP	Private	Total

Preferred Channel	$10,884	$2,901	$13,785
Other commitment clients	344	33	377
Spot purchases	864	2	866
Consolidations from third parties	2,158	92	2,250
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	6,156	—	6,156
Capitalized interest and deferred origination fees	1,024	16	1,040
Acquisition of AMS	1,246	177	1,423

Total on-balance sheet student loan acquisitions	22,676	3,221	25,897
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(6,156)	—	(6,156)
Capitalized interest and other — off-balance sheet securitized trusts	842	79	921

Total Managed student loan acquisitions	$17,362	$3,300	$20,662

	December 31, 2002

	FFELP	Private	Total

Preferred Channel	$9,261	$2,132	$11,393
Other commitment clients	428	35	463
Spot purchases	924	7	931
Consolidations from third parties	1,938	—	1,938
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	4,121	—	4,121
Capitalized interest and deferred origination fees	1,073	(4)	1,069

Total on-balance sheet student loan acquisitions	17,745	2,170	19,915
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(4,121)	—	(4,121)
Capitalized interest and other — off-balance sheet securitized trusts	721	10	731

Total Managed student loan acquisitions	$14,345	$2,180	$16,525

Preferred Channel Originations
      In 2004, we originated $18.0 billion in student loan volume through our Preferred Channel, an 18 percent increase over the $15.2 billion originated in 2003. In 2004, we grew the Sallie Mae brand Preferred Channel Originations by 34 percent and our own brands now constitute 32 percent of our Preferred Channel Originations, up from 28 percent in 2003. The pipeline of loans that we currently service and are committed to purchase was $7.2 billion and $6.6 billion at December 31, 2004 and 2003, respectively. The following tables further break down our Preferred Channel Originations by type of loan and source.

	Years Ended December 31,

	2004	2003	2002

Preferred Channel Originations — Type of Loan
Stafford	$11,383	$10,077	$8,537
PLUS	2,303	1,882	1,482

Total FFELP	13,686	11,959	10,019
Private	4,307	3,270	2,352

Total	$17,993	$15,229	$12,371

Preferred Channel Originations — Source
Sallie Mae brands	$5,670	$4,233	$3,082
Lender partners	12,323	10,996	9,289

	$17,993	$15,229	$12,371

      The following table summarizes the activity in our Managed portfolio of student loans for the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,

	2004	2003	2002

Beginning balance	$88,789	$78,124	$71,726
Acquisitions, including capitalized interest	29,916	20,662	16,525
Repayments, claims, and other	(8,548)	(7,517)	(7,672)
Charge-offs to reserves and securitization trusts	(135)	(108)	(96)
Loan sales	(479)	(38)	—
Loans consolidated from SLM Corporation	(2,105)	(2,334)	(2,359)

Ending balance	$107,438	$88,789	$78,124

Operating Expenses
      The following table summarizes the components of operating expenses for our Lending business segment for the years ended December 31, 2004, 2003 and 2002.

	Years Ended
	December 31,

	2004	2003	2002

Servicing and acquisition expenses	$205	$188	$146
General and administrative expenses	228	221	199
Amortization of acquired intangible assets	27	22	22
Loss on GSE debt extinguishment and defeasance	221	—	—

Total operating expenses	$681	$431	$367

      Operating expenses include costs incurred to service our Managed student loan portfolio and acquire student loans, as well as other general and administrative expenses and the amortization of acquired intangible assets.
      For the year ended 2004, we recognized a $221 million loss related to the repurchase and defeasance of approximately $3.0 billion of GSE debt in connection with the Wind-Down of the GSE.

2004 versus 2003
      Operating expenses for the year ended December 31, 2004 were $681 million versus $431 million in the prior year. The increase versus the prior year is mainly due to the growth in the number of accounts serviced and to the general and administrative expenses of our recent acquisitions in the lending segment: Southwest Student Services Corporation ($5 million) which the Company acquired in October 2004, and a full year of expenses of AMS ($22 million) acquired in the fourth quarter of 2003.
      Student loan servicing expenses as a percentage of the average balance of student loans serviced was 0.15 percent, and 0.16 percent for the years ended December 31, 2004 and 2003, respectively.

2003 versus 2002
      The $42 million increase in servicing and acquisition costs for the year ended December 31, 2003 versus 2002 is mainly attributable to an increase in mortgage operating expenses due to the acquisition of Pioneer Mortgage in the second quarter of 2003 and to increased servicing expenses consistent with the growth in the business. In addition, in the first quarter of 2003, we recognized $9 million for servicing adjustments related to an underbilling error. Student loan servicing expenses as a percentage of the average balance of student loans serviced was 0.16 percent and 0.20 percent for the years ended December 31, 2003 and 2002, respectively.

DEBT MANAGEMENT OPERATIONS (“DMO”) BUSINESS SEGMENT
      Through the five operating units that comprise our DMO business segment, we provide a wide range of accounts receivable and collections services including defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, student loan default aversion services, and accounts receivable management and collection for purchased portfolios of receivables that have been charged off by their original creditors.
      The majority of our revenues are generated through our contingency fee business in which we provide default management services to guarantor agencies, colleges and universities, ED, and other consumer credit companies.
      In the purchased receivables business, we focus on all types of consumer debt with an emphasis on charged-off credit card receivables. We purchase these portfolios at a substantial discount to their face value. We then use both our internal collections operations and external collections efforts to maximize the recovery on these receivables. Effectively pricing the portfolio is a major success factor in the purchased receivables business. We conduct a quantitative and qualitative analysis using our proprietary models to appropriately price each portfolio to yield a return consistent with our earnings hurdles. We account for our investments in charged-off receivables in accordance with Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans,” whereby we establish static pools of relatively homogeneous accounts and initially record them at cost. We then recognize income each month based on each static pool’s effective interest rate. Monthly cash collections are all allocated to revenue and principal reduction based on the estimated internal rate of return. The static pools are tested monthly for impairment.
      Revenues from USA Funds represented 56 percent, 65 percent, and 62 percent, respectively, of total DMO revenue in 2004, 2003, and 2002. We expect the percentage of revenue generated from services provided to USA Funds to decrease considerably in 2005 due primarily to the impact of our acquisition of AFS and the inclusion of the purchased receivables business revenues.
      At December 31, 2004, 2003, and 2002, the DMO business segment had total assets of $519 million, $272 million, and $268 million, respectively.
      The following table includes the results of operations for our DMO business segment.
Condensed Statements of Income

	Year Ended December 31,			% Increase (Decrease)

	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Fee income and collections revenue	$340	$259	$186	31%	39%
Operating expenses	166	131	112	27	17

Income before income taxes and minority interest in net earnings of subsidiaries	174	128	74	36	73
Income taxes	63	44	26	43	69

Income before minority interest in net earnings of subsidiaries	111	84	48	32	75
Minority interest in net earnings of subsidiaries	1	—	—	100	—

Net income	$110	$84	$48	31%	75%

Fee Income and Collections Revenue
      Fee income and collections revenue increased $81 million or 31 percent to $340 million for the year ended December 31, 2004, an $81 million or 31 percent increase over 2003. In 2004, we earned $302 million in fee income generated by our contingency collections services, a 17 percent increase over 2003. The growth in our contingency fee business is due primarily to an increase of $26 million or 14 percent in fees earned from guarantor agencies for both default collection and portfolio management. Our 2004 growth rate was slowed by the greater emphasis on rehabilitating defaulted FFELP loans versus consolidating them with other lenders. This strategy ultimately produces higher margins but initially it lengthens the revenue cycle.

      We earned $38 million of collections revenue from the purchased portfolios of AFS for the period from September 15, 2004 to December 31, 2004. During this period, AFS acquired charged-off consumer receivables portfolios with an aggregate face amount of $426 million at a cost of $19 million.
Operating Expenses
      The following table summarizes the components of operating expenses for the DMO business segment for the years ended December 31, 2004, 2003 and 2002.

	Years Ended
	December 31,

	2004	2003	2002

General and administrative expenses	$161	$128	$109
Amortization of acquired intangible assets	5	3	3

Total operating expenses	$166	$131	$112

      General and administrative expenses increased by $33 million, or 26 percent, to $161 million for the year ended December 31, 2004. A significant portion of this increase is attributable to the inclusion of AFS expenses. The increase in DMO contingency fee expenses is consistent with the growth in revenue and accounts serviced, as a high percentage of DMO expenses are variable contributing to our stable margins. We continue to make substantial investments in the infrastructure of the DMO business to accommodate current and future growth and we believe this will provide significant operating efficiencies in the future.
CORPORATE AND OTHER BUSINESS SEGMENT
      At December 31, 2004, 2003, and 2002, the Corporate and Other business segment had total assets of $524 million, $447 million, and $509 million, respectively.
      The following table includes the results of operations for our Corporate and Other business segment.
Condensed Statements of Income

	Year Ended December 31,			% Increase (Decrease)

	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Fee income	$120	$128	$106	(6)%	21%
Other income	126	123	110	2	12
Operating expenses	269	233	211	15	10

Income (loss) before income taxes	(23)	18	5	(228)	260
Income taxes	(6)	6	2	(200)	200

Net income (loss)	$(17)	$12	$3	(242)%	300%

Fee and Other Income
      The following table summarizes the components of fee and other income for the years ended December 31, 2004, 2003 and 2002.

	Years Ended
	December 31,

	2004	2003	2002

Guarantor servicing fees	$120	$128	$106
Loan servicing fees	55	58	57
Other income	71	65	53

Total fee and other income	$246	$251	$216

      USA Funds represented 85 percent, 86 percent, and 82 percent, respectively, of guarantor servicing fees and 8 percent, 1 percent, and 14 percent, respectively, of revenues associated with other products and services for the years ended December 31, 2004, 2003, and 2002.

2004 versus 2003
      The $8 million decrease in guarantor servicing fees in 2004 versus the prior year is due to a $13 million decrease in issuance fees caused by the reduction in the issuance fee from 65 basis points to 40 basis points, which was partially offset by higher account maintenance fees.
      The increase in other income in 2004 versus 2003 is primarily due to a $14 million fee received from Bank One in the third quarter of 2004 in connection with the termination of the marketing services agreement, $13 million in fees earned on the tuition payment plan business that was acquired in connection with the November 2003 AMS acquisition, and $9 million in higher marketing servicing fees. Items that affected 2003 that did not recur in 2004 were a $42 million gain recognized in the fourth quarter of 2003 for the sale of our prior headquarters building, partially offset by an $18 million deferral in 2003 of previously recognized income earned for performing information technology enhancements.

2003 versus 2002
      The growth in the guarantor servicing business is due to the growth in accounts serviced for our largest customer, USA Funds. The increase in other income in 2003 was due to a $42 million gain on the sale of our headquarters building, partially offset by a deferral of previously recognized income earned from performing information technology enhancements.
Operating Expenses
      The following table summarizes the components of operating expenses for the Corporate and Other business segment for the years ended December 31, 2004, 2003 and 2002.

	Years Ended
	December 31,

	2004	2003	2002

Servicing and acquisition expenses	$34	$36	$44
General and administrative expenses	231	195	165
Amortization of acquired intangible assets	4	2	2

Total operating expenses	$269	$233	$211

      Operating expenses include costs incurred to service loans for unrelated third parties and to perform guarantor servicing on behalf of guarantor agencies, and general and administrative expenses associated with these businesses. Operating expenses also include unallocated corporate overhead expenses totaling $151 million. These costs include centralized headquarters functions such as executive management, accounting and finance, human resources and marketing. Our corporate overhead also includes a portion of information technology expenses related to these functions.

2004 versus 2003
      The 18 percent increase in general and administrative expenses from 2003 to 2004 is primarily due to the growth in the business and additional administrative costs related to compliance with the Sarbanes-Oxley Act of 2002. We also incurred additional expenses related to AMS, acquired in December of 2003, primarily to manage the tuition payment plan product.

2003 versus 2002
      The $30 million increase in general and administrative expenses from 2002 to 2003 is primarily attributed to a contribution to the Sallie Mae Fund.

FEDERAL AND STATE TAXES
      The Company is subject to federal and state income taxes, while the GSE was exempt from all state and local income taxes. Our effective tax rate for the years ended December 31, 2004, 2003 and 2002 was 25 percent, 36 percent and 35 percent, respectively. The effective tax rate for the period ended December 31, 2004 reflects the full-year permanent impact of the exclusion of the gains on equity forward contracts recognized under SFAS No. 150 adopted in the third quarter of 2003.
ALTERNATIVE PERFORMANCE MEASURES
      In accordance with the Rules and Regulations of the SEC, we prepare financial statements in accordance with GAAP. In addition to evaluating the Company’s GAAP-based financial information, management, credit rating agencies, lenders and analysts also evaluate the Company on certain non-GAAP performance measures that we refer to as “core cash” measures. While “core cash” measures are not a substitute for reported results under GAAP, we rely on “core cash” measures in operating our business because we believe they provide additional information regarding the operational and performance indicators that are most closely assessed by management.
      Our pro forma “core cash” measures are the primary financial performance measures used by management to evaluate performance and to allocate resources. Accordingly, financial information is reported to management on a “core cash” basis by reportable segment. In Note 18 to our consolidated financial statements, “Segment Reporting,” we provide a consolidated statement of income by reportable segment on a “core cash” basis, as these are the measures used regularly by our “chief operating decision makers.” Our “core cash” measures are used in developing our financial plans and tracking results, and also in establishing corporate performance targets and determining incentive compensation. Management believes this information provides additional insight into the financial performance of the Company’s core business activities. Our “core cash” measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. “Core cash” measures reflect only current period adjustments to GAAP as described below. Accordingly, the Company’s “core cash” measures presentation does not represent another comprehensive basis of accounting. A more detailed discussion of the differences between GAAP and “core cash” measures follows.
      1) Securitization: Under GAAP, certain securitization transactions are accounted for as sales of assets. Under “core cash,” we present all securitization transactions as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions as well as ongoing “servicing and securitization revenue” presented in accordance with GAAP are excluded from the “core cash” measures and replaced by the interest income, provision for loan losses, and interest expense as they are earned or incurred on the securitization loans. We also exclude transactions with our off-balance sheet trusts which would be considered intercompany on a Managed Basis.
      The following table summarizes “core cash” securitization adjustments for the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,

	2004	2003	2002

“Core cash” securitization adjustments:
Net interest income on securitized loans, after provisions for losses	$1,065	$1,104	$895
Gains on student loan securitizations	(375)	(744)	(338)
Servicing and securitization revenue	(561)	(667)	(839)
Intercompany transactions with off-balance sheet trusts	23	7	(9)

Total “core cash” securitization adjustments	$152	$(300)	$(291)

      2) Derivative Accounting: “Core cash” measures exclude the periodic unrealized gains and losses caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 and recognize the economic effect of these hedges, which results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. We also exclude the gain or loss on equity forward contracts that are required to be accounted for in accordance with SFAS No. 133 as derivatives and are marked to market through earnings.
      SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria, as specified by SFAS No. 133, are met. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. However, some of our derivatives, primarily Floor Income Contracts, certain Eurodollar futures contracts, certain basis swaps and equity forward contracts (discussed in detail below), do not qualify for “hedge treatment” as defined by SFAS No. 133, and the stand-alone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item. The derivative market value adjustment is primarily caused by interest rate volatility, changing credit spreads and change in our stock prices during the period and the volume and term of derivatives not receiving hedge treatment. “Core cash” measures exclude the periodic unrealized gains and losses primarily caused by the one-sided derivative valuations, and recognize the economic effect of these hedges, which results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life.
      Our Floor Income Contracts are written options which must meet more stringent requirements than other hedging relationships to achieve hedge effectiveness under SFAS No. 133. Specifically, our Floor Income Contracts do not qualify for hedge accounting treatment because the paydown of principal of the student loans underlying the Floor Income embedded in those student loans does not exactly match the change in the notional amount of our written Floor Income Contracts. Under SFAS No. 133, the upfront payment is deemed a liability and changes in fair value are recorded through income throughout the life of the contract. The change in the value of Floor Income Contracts is caused by changing interest rates that cause the amount of Floor Income earned on the underlying student loans and transferred to the counterparties to vary. This is economically offset by the change in value of the student loan portfolio earning Floor Income but that offsetting change in value is not recognized under SFAS No. 133. We believe the Floor Income Contracts are economic hedges because they effectively fix the amount of Floor Income earned over the contract period, thus eliminating the timing and uncertainty that changes in interest rates can have on Floor Income for that period. Prior to SFAS No. 133, we accounted for Floor Income Contracts as hedges and amortized the upfront cash compensation ratably over the lives of the contracts.
      Basis swaps are used to convert the floating rate debt from one interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to change the index of our fixed rate and LIBOR-based debt to better match the cash flows of our student loan assets that are primarily indexed to a commercial paper, Prime or Treasury bill index. SFAS No. 133 requires that the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk, however they do not meet this effectiveness test because student loans can earn at either a variable or a fixed interest rate depending on market interest rates. We also have basis swaps that do not meet the SFAS No. 133 effectiveness test that economically hedge off-balance sheet instruments. As a result, these swaps are recorded at fair value with subsequent changes in value reflected in the income statement.
      Generally, a decrease in current interest rates and the respective forward interest rate curves results in an unrealized loss related to our written Floor Income Contracts. We will experience unrealized gains/losses related to our basis swaps, if the two underlying indices (and related forward curve) do not move in parallel.
      Under SFAS No. 150, equity forward contracts that allow a net settlement option either in cash or the Company’s stock are required to be accounted for in accordance with SFAS No. 133 as derivatives. As a result, we account for our equity forward contracts as derivatives in accordance with SFAS No. 133 and mark them to market through earnings. They do not qualify as effective SFAS No. 133 hedges as a requirement to achieve hedge accounting is the hedged item must impact net income, and the settlement of these contracts through the purchase of our own stock does not impact net income.

      The table below quantifies the adjustments for derivative accounting under SFAS No. 133 on our net income for the years ended December 31, 2004, 2003 and 2002 when compared with the accounting principles employed in all years prior to the SFAS No. 133 implementation.

	Years Ended December 31,

	2004	2003	2002

SFAS No. 133 income statement items:
Derivative market value adjustment in other income	$(849)	$238	$1,082
Less: Realized derivative market value transactions	(713)	(739)	(878)

Unrealized derivative market value adjustment	(1,562)	(501)	204
Other pre-SFAS No. 133 accounting adjustments	9	(1)	(4)

Total net impact of SFAS No. 133 derivative accounting	$(1,553)	$(502)	$200

Reclassification of Realized Derivative Transactions
      SFAS No. 133, requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized derivative transactions”) that do not qualify as hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. The table below summarizes the realized derivative transactions and where they are reclassified to on a “core cash” basis for the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,

	2004	2003	2002

Reclassification of realized derivative market value adjustments:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(562)	$(603)	$(540)
Net settlement income/expense on interest rate swaps reclassified to net interest income	(88)	(22)	(84)
Realized gain/loss on closed Eurodollar futures contracts and terminated derivative contracts reclassified to other income	(63)	(114)	(254)

Total reclassifications of realized derivative transactions	(713)	(739)	(878)
Add: Unrealized derivative market value adjustment	1,562	501	(204)

Derivative market value adjustment as reported	$849	$(238)	$(1,082)

      3) Floor Income: The timing and amount (if any) of Floor Income earned is uncertain and in excess of expected spreads and, therefore, we exclude such income when it is not economically hedged from “core cash” measures. We employ derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above under “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges and therefore are marked-to-market through the derivative market value adjustment with no offsetting mark of the economically hedged items. For “core cash” measures, we reverse the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and include the amortization of net premiums received (net of Eurodollar futures contracts’ realized gains or losses) in income. The following table summarizes the Floor Income adjustments for the years ended December 31, 2004, 2003, and 2002.

	Years Ended December 31,

	2004	2003	2002

“Core cash” Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$(88)	$(292)	$(474)
Amortization of net premiums on Floor Income Contracts and futures in net interest income	194	161	134
Net losses related to closed Eurodollar futures contracts economically hedging Floor Income	50	14	202
Losses on sales of derivatives hedging Floor Income	—	94	46

Total “core cash” Floor Income adjustments	$156	$(23)	$(92)

      4) Other items: We exclude amortization of acquired intangibles.
      For the years ended December 31, 2004, 2003 and 2002, the pre-tax effect of these non-GAAP performance measures were as follows:

	Years Ended December 31,

	2004	2003	2002

Non-GAAP Performance Measures:
Net impact of securitization accounting	$152	$(300)	$(291)
Net impact of derivative accounting(1)	(1,553)	(502)	200
Net impact of Floor Income	156	(23)	(92)
Amortization of acquired intangibles	36	27	27

Total non-GAAP performance measures	$(1,209)	$(798)	$(156)

(1)	In addition to the derivative accounting adjustment noted here, for the year ended December 31, 2003, upon the adoption of SFAS No. 150, adjustments also included the reversal of a gain of $130 million which was reflected as a “cumulative effect of accounting change” in the GAAP consolidated statements of income.
LIQUIDITY AND CAPITAL RESOURCES
      Our DMO and Corporate and Other business segments are not capital intensive businesses and as such only an immaterial amount of debt and equity capital is included in these segments. Therefore, the following liquidity and capital resource discussion is concentrated on our Lending business segment.
      We depend on the debt capital markets to support our business plan. We have developed deep and diverse funding sources to ensure continued access to funding now that the GSE has been dissolved. Our biggest funding challenge going forward is to maintain cost effective liquidity to fund the growth in the Managed portfolio of student loans as well as to refinance previously securitized loans when borrowers choose to refinance their loans through a Consolidation Loan with the Company. At the same time, we must maintain earnings spreads and control interest rate risk to preserve earnings growth. Our main source of funding is student loan securitizations and in 2004, we securitized $33.8 billion in student loans in thirteen transactions (including the amount funded through our asset-backed commercial paper program transaction) versus $30.1 billion in sixteen transactions in 2003. Our securitizations backed by FFELP loans are unique securities in the asset-backed class as they are backed by student loans with an explicit guarantee on 100 percent of principal and interest. This guarantee is subject to service compliance. As evidenced by the 2003 and 2004 volume, we have built a highly liquid and deep market for student loan securitizations by broadening our investor base worldwide. Securitizations now comprise 66 percent of our financing, versus 58 percent at December 31, 2003.

      In addition to securitizations, we also significantly increased and diversified our sources of funds through the issuance of $15 billion in SLM Corporation term, unsecured debt in 2004. In 2003 and 2004, we strategically introduced several new SLM Corporation long-term issuances to further diversify our funding sources and substantially increased our fixed income investor base. In total, at December 31, 2004, on-balance sheet debt, exclusive of on-balance sheet securitizations and on-balance sheet secured indentured trusts, totaled $33.3 billion versus $20.3 billion at December 31, 2003.
      Without the GSE, stand-alone liquidity at SLM Corporation is very important to enable us to effectively fund our student loan acquisitions and operations. Our main sources of liquidity include our $5 billion unsecured revolving credit facility, cash and short-term investments, a $5 billion revolving asset-backed commercial paper program and our portfolio of readily securitizable student loans, particularly the government guaranteed portion of the portfolio.
      In addition to liquidity, a major objective when financing our business is to minimize interest rate risk through match funding of our assets and liabilities. Generally, on a pooled basis to the extent practicable, we match the interest rate and reset characteristics of our Managed assets and liabilities. In this process we use derivative financial instruments extensively to reduce our interest rate and foreign currency exposure. This interest rate risk management helps us to achieve a stable student loan spread irrespective of the interest rate environment. (See also “RISKS — Interest Rate Risk Management” below.)
      The following tables present the ending and average balances and average interest rates of our Managed borrowings for the years ended December 31, 2004, 2003 and 2002. The average interest rates include derivatives that are economically hedging the underlying debt, but do not qualify for hedge accounting treatment under SFAS No. 133. (See “ALTERNATIVE PERFORMANCE MEASURES — Reclassification of Realized Derivative Transactions.”)

	Years Ended December 31,

	2004 Ending Balance			2003 Ending Balance			2002 Ending Balance

			Total			Total			Total
			Managed			Managed			Managed
	Short Term	Long Term	Basis	Short Term	Long Term	Basis	Short Term	Long Term	Basis

GSE borrowings (unsecured)	$—	$—	$—	$16,678	$3,414	$20,092	$23,332	$15,298	$38,630
Non-GSE borrowings (unsecured)	1,830	31,465	33,295	1,855	18,472	20,327	1,290	5,795	7,085
Indentured trusts (on-balance sheet)	377	6,873	7,250	134	1,362	1,496	5	1,149	1,154
Securitizations (on-balance sheet)	—	35,769	35,769	—	16,346	16,346	—	—	—
Securitizations (off-balance sheet)	—	43,814	43,814	—	40,606	40,606	—	37,262	37,262

Total	$2,207	$117,921	$120,128	$18,667	$80,200	$98,867	$24,627	$59,504	$84,131

	Years Ended December 31,

	2004		2003		2002

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

GSE borrowings (unsecured)	$9,967	2.21%	$32,847	1.80%	$44,141	2.33%
Non-GSE borrowings (unsecured)	28,241	2.29	13,305	2.01	4,223	2.88
Indentured trusts (on-balance sheet)	2,168	2.47	1,221	2.68	1,558	2.97
Securitizations (on-balance sheet)	28,354	1.79	6,026	1.40	—	—
Securitizations (off-balance sheet)	42,606	2.09	39,524	1.79	32,385	2.57

Total	$111,336	2.08%	$92,923	1.81%	$82,307	2.47%

Unsecured On-Balance Sheet Financing Activities
      The following table presents the senior unsecured credit ratings on our debt from major rating agencies.

	S&P	Moody’s	Fitch

Short-term unsecured debt	A-1	P-1	F-1+
Long-term unsecured debt	A	A2	A+
      The table below presents our unsecured on-balance sheet funding by funding source for the years ended December 31, 2004 and 2003.

	Debt Issued
	For the Years		Outstanding at
	Ended December 31,		December 31,

	2004	2003	2004	2003

Commercial paper	$272	$8,285	$—	$—
Convertible debentures	—	1,980	1,988	1,983
Retail medium-term notes (EdNotes)	509	356	863	357
Foreign currency denominated(1)	4,179	597	4,780	598
Extendible notes	2,496	1,747	4,246	1,747
Global notes	7,629	9,844	18,686	11,549
Medium-term notes	—	—	2,732	4,093

Total	$15,085	$22,809	$33,295	$20,327

(1)	All foreign currency denominated notes are swapped back to U.S. dollars.
      In 2003, we issued approximately $2 billion Contingently Convertible Debentures (“Co-Cos”). The CoCos are convertible, under certain conditions, into shares of SLM common stock at an initial conversion price of $65.98. The investors generally can only convert the debentures if the Company’s common stock has appreciated to 130 percent of the conversion price (or $85.77) for a prescribed period, or if we call the debentures. Per EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” we have included the potential dilutive effect of the Company’s outstanding Co-Cos in diluted earnings per share calculations for the years ended December 31, 2004, 2003 and 2002.
Securitization Activities

Securitization Program
      Our FFELP Stafford, Private Education Loan and certain Consolidation Loan securitizations are structured such that they meet the sale criteria of SFAS No. 140 by using a two-step transaction with a qualifying special purpose entity (“QSPE”) that legally isolates the transferred assets from the Company, even in the event of bankruptcy. The holders of the beneficial interests issued by the QSPE are not constrained from pledging or exchanging their interests and we do not maintain effective control over the transferred assets. In all of our off-balance sheet securitizations, we retain the right to receive the cash flows from the securitized student loans in excess of cash flows required to pay interest and principal on the bonds issued by the trust and servicing and administration fees.
      Prior to 2003, all of our securitization structures were off-balance sheet transactions. In certain 2003 and 2004 Consolidation Loan securitization structures, we hold rights that can affect the remarketing of the bonds, such that these trusts did not qualify as QSPEs and as a result were required to be accounted for on-balance sheet as variable interest entities (“VIEs”). These securitization structures were developed to broaden and diversify the investor base for Consolidation Loan securitizations by allowing us to issue bonds with non-amortizing, fixed rate and foreign currency denominated tranches. As of December 31, 2004, we had $31.5 billion of securitized student loans in on-balance sheet securitization trusts. These securitizations are included as financings in the table below.

      In off-balance sheet securitizations that qualify as sales, we recognize a gain on the sale, which is calculated as the difference between the allocated cost basis of the assets sold and the relative fair value of the assets received. The carrying value of the student loan portfolio being securitized includes the applicable accrued interest, unamortized student loan premiums, loan loss reserves and borrower benefits reserves. The fair value of the Residual Interest is determined using a discounted cash flow methodology using assumptions discussed in more detail below. We recognize no gain or loss or servicing and securitization revenue associated with on-balance sheet securitizations.
      The following table summarizes our securitization activity for the years ended December 31, 2004, 2003 and 2002. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Years Ended December 31,

	2004				2003				2002

			Pre-				Pre-				Pre-
	No. of	Amt	Tax	Gain	No. of	Amt	Tax	Gain	No. of	Amt	Tax	Gain
	Trans.	Securitized	Gain	%	Trans.	Securitized	Gain	%	Trans.	Securitized	Gain	%

FFELP Stafford loans	4	$10,002	$134	1.3%	4	$5,772	$73	1.3%	7	$11,033	$101	.9%
Consolidation Loans	—	—	—	—	2	4,256	433	10.2	1	1,976	194	9.8
Private Education Loans	2	2,535	241	9.5	3	3,503	238	6.8	1	690	43	6.2

Total securitizations — sales	6	12,537	$375	3.0%	9	13,531	$744	5.5%	9	13,699	$338	2.5%

Asset-backed commercial paper(1)	1	4,186			—	—			—	—
Consolidation Loans	6	17,124			7	16,592			—	—

Total securitizations — financings	7	21,310			7	16,592			—	—

Total securitizations	13	$33,847			16	$30,123			9	$13,699

(1)	In the second quarter of 2004, we closed our first asset-backed commercial paper program. The program is a revolving 364-day multi-seller conduit that allows us to borrow up to $5 billion through the sale of student loans subject to annual extensions. We may purchase student loans out of this trust at our discretion and as a result, the trust does not qualify as a QSPE and is accounted for on-balance sheet as a VIE.
      The increase in the Private Education Loan securitization gain percentage in 2004 is due to the underlying student loans having higher spreads and the related bonds having a lower funding cost due primarily to the maturing of the Private Education Loan marketplace. The decrease in the overall gain as a percentage of loans securitized in 2004 versus 2003 is mainly due to the 2004 Consolidation Loan securitizations not qualifying for off-balance sheet treatment. Off-balance sheet Consolidation Loan securitizations generally have higher gains than FFELP securitizations due to higher Embedded Fixed Rate Floor Income and longer average lives. The higher gain percentage in 2003 versus 2002 is due to the higher level of both Consolidation Loan and Private Education Loan securitizations.
      In 2004 and 2003, we had record levels of securitization transactions due to funding new student loan purchases, record levels of loan consolidation and the refinancing of GSE debt in connection with the Wind-Down. In 2005, we expect our securitization activity to decline and correlate with the volume of student loan purchases.
Long-Term

Liquidity Risk
      With the dissolution of the GSE, our long-term funding, credit spread and liquidity exposure to the corporate and asset-backed capital markets has increased significantly. A major disruption in the fixed income capital markets that limits our ability to raise funds or significantly increases the cost of those funds could have a material impact on our ability to acquire student loans, or on our results of operations. Going forward, securitizations will continue to be the primary source of long-term financing. Our securitizations are structured such that we do not provide any level of financial, credit or liquidity support to any of the trusts. Our exposure is limited to the recovery of the Retained Interest asset on the balance sheet for off-balance sheet securitizations. While all of our Retained Interests are subject to some prepayment risk, Retained Interests from our FFELP Stafford securitizations have significant prepayment risk primarily from Consolidation Loans that could materially impair their value.

Retained Interest in Securitized Receivables
      The following table summarizes the fair value of our Retained Interests along with the underlying student loans that relate to those securitizations that were treated as sales.

	As of December 31, 2004		As of December 31, 2003

		Underlying		Underlying
	Retained	Securitized	Retained	Securitized
	Interest	Loan	Interest	Loan
	Fair Value	Balance	Fair Value	Balance

FFELP Stafford loans	$1,037	$27,444	$1,023	$26,420
Consolidation Loans(1)	585	7,393	994	8,076
Private Education Loans	694	6,309	459	3,983

Total(2)	$2,316	$41,146	$2,476	$38,479

(1)	Includes $399 million and $727 million related to the fair value of the Embedded Floor Income as of December 31, 2004 and 2003, respectively.

(2)	Unrealized gains (pre-tax) included in accumulated other comprehensive income related to the Retained Interests totaled $445 million and $443 million as of December 31, 2004 and 2003, respectively.

Accounting Estimates’ Effect on the Residual Interest in Securitized Trusts
      We updated certain assumptions during 2004 that we use in the valuation of the Residual Interest. The following are the significant assumption changes that were made:

	As of December 31,	As of December 31,
	2004	2003

FFELP Stafford loan CPR(1)	20% - 2005	20% - 2004
	15% - 2006	15% - 2005
	6% - thereafter	6% - thereafter
Private Education Loan CPR(2)	3%	6%
FFELP expected credit losses (as a % of securitized loan balance outstanding)(3)	0%	.17%

(1)	We increased the FFELP Stafford loan CPR assumption to account for the record levels of Consolidation Loan volume over the past three years. Unless there is a legislative change to the Consolidation Loan program through HEA reauthorization, we believe that high levels of Consolidation Loan activity will continue.

(2)	We decreased the Private Education Loan CPR assumption because these loans are repaying slower than originally projected, including slower prepayments.

(3)	We lowered our assumption of expected FFELP credit losses to zero percent to reflect the effect of the EP designation on Sallie Mae serviced FFELP loans in the trusts. The EP designation is discussed in more detail in “LENDING BUSINESS SEGMENT — Student Loans — Allowance for FFELP Student Loan Losses.”

     Servicing and Securitization Revenue
      Servicing and securitization revenue, the ongoing revenue from securitized loan pools accounted for off-balance sheet as QSPEs, includes the interest earned on the Residual Interest asset and the revenue we receive for servicing the loans in the securitization trusts. Interest income recognized on the Residual Interest is based on our anticipated yield determined by estimating future cash flows each quarter.
      The following table summarizes the components of servicing and securitization revenue for the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,

	2004	2003	2002

Servicing revenue	$326	$314	$278
Securitization revenue, before Embedded Floor Income	150	173	203

Servicing and securitization revenue, before Embedded Floor Income	476	487	481

Embedded Floor Income	241	337	364
Less: Floor Income previously recognized in gain calculation	(156)	(157)	(6)

Net Embedded Floor Income	85	180	358

Total servicing and securitization revenue	$561	$667	$839

Average off-balance sheet student loans	$40,558	$38,205	$32,280

Average balance of Retained Interest	$2,434	$2,615	$1,746

      Fluctuations in servicing and securitization revenue are generally driven by the amount of and the difference in the timing of Embedded Floor Income recognition on off-balance sheet student loans, as well as the impact of Consolidation Loan activity on FFELP Stafford student loan securitizations. When FFELP Stafford loans consolidate, they are a prepayment to the trust and as a result shorten the life of the trust. We estimate the trust prepayments through consolidation with our CPR assumption. When consolidation activity is higher than forecasted, the Residual Interest asset can be impaired and the yield used to recognize subsequent income from the trust is negatively impacted, though we typically retain the value of the asset on-balance sheet versus in the trust. For the year ended December 31, 2004, we recorded an impairment charge of $80 million due primarily to (a) FFELP Stafford loans continuing to consolidate at levels faster than projected ($47 million) and (b) rising interest rates during the second quarter of 2004, which decreased the value of the Embedded Floor Income component of our Retained Interest ($33 million). We recorded impairment charges of $96 million and $40 million in 2003 and 2002, respectively, due primarily to FFELP Stafford loans prepaying faster through consolidation than projected. The impairment charges were recorded as losses and were included as a reduction in securitization revenue.
      We receive annual servicing fees of 90 basis points, 50 basis points and 70 basis points of the outstanding securitized loan balance related to our FFELP Stafford, Consolidation Loan and Private Education Loan securitizations, respectively.
CONTRACTUAL CASH OBLIGATIONS
      The following table provides a summary of our obligations associated with long-term notes and equity forward contracts at December 31, 2004. For further discussion of these obligations, see Note 8, “Long-Term

Debt,” Note 10, “Derivative Financial Instruments,” and Note 15, “Common Stock,” to the consolidated financial statements.

	1 Year	2 to 3	4 to 5	Over 5
	or less	Years	Years	Years	Total

Long-term notes(1)(2)	2,473	22,248	11,418	37,968	74,107
Equity forward contracts(3)	—	951	1,205	—	2,156

Total contractual cash obligations	$2,473	$23,199	$12,623	$37,968	$76,263

(1)	Excludes SFAS No. 133 derivative market value adjustments of $1.8 billion for long-term notes.

(2)	Includes FIN No. 46 long-term beneficial interests of $35.8 billion of notes issued by consolidated variable interest entities in conjunction with our on-balance sheet securitization transactions and included in long-term notes in the consolidated balance sheet.

(3)	Our obligation to repurchase shares under equity forward contracts is calculated using the average purchase prices for outstanding contracts in the year the contracts expire. At or prior to the maturity date of the agreements, we can purchase shares at the contracted amount plus or minus an early break fee, or we can settle the contract on a net basis with either cash or shares. If our stock price declines to a certain level, the third party with whom we entered into the contract can liquidate the position prior to the maturity date.
OFF-BALANCE SHEET LENDING ARRANGEMENTS
      The following table summarizes the commitments associated with student loan purchases and contractual amounts related to off-balance sheet lending related financial instruments and guarantees at December 31, 2004.

	1 Year	2 to 3	4 to 5	Over 5
	or less	Years	Years	Years	Total

Student loan purchases(1)(2)	$7,846	$1,878	$14,120	$23,404	$47,248
Lines of credit(2)	150	34	327	377	888
Letters of credit(2)	157	—	—	—	157

	$8,153	$1,912	$14,447	$23,781	$48,293

(1)	Includes amounts committed at specified dates under forward contracts to purchase student loans and anticipated future requirements to acquire student loans from lending partners (discussed below) estimated based on future originations at contractually committed rates.

(2)	Expiration of commitments and guarantees reflect the earlier of call date or maturity date as of December 31, 2004.
      We have forward purchase commitments to acquire student loans from various lenders, including our largest lending partners, Bank One and JPMorgan Chase. With respect to JPMorgan Chase, we entered into a joint venture established solely to facilitate our acquisition of student loans originated by JPMorgan Chase. Under a renewable multi-year agreement, we service and purchase a significant share of Bank One’s volume. For further discussion of our relationships with JPMorgan Chase and Bank One, see “BUSINESS — LENDING BUSINESS SEGMENT — Sallie Mae’s Lending Business” in Item 1 of this Annual Report.
      We have issued lending-related financial instruments including letters of credit and lines of credit to meet the financing needs of our customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment and the counterparty subsequently fails to perform according to the terms of our contract. Most of these commitments and guarantees expire without being drawn. As a result, the total contractual amount of these instruments is not, in our view, representative of our actual future credit exposure or funding requirements.

      To the extent that letters of credit and lines of credit are drawn upon, the balance outstanding is collateralized by student loans. We earn fees associated with the maintenance of these financial instruments which totaled $2 million, $7 million and $10 million in 2004, 2003, and 2002, respectively. At December 31, 2004, draws on lines of credit were approximately $227 million, which amount is reflected in other loans in the consolidated balance sheet. For additional information, see Note 13, “Commitments, Contingencies and Guarantees,” to the consolidated financial statements.
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
      The federal guarantee on our student loans and our designation as an Exceptional Performer by ED is conditioned on compliance with origination and servicing standards set by ED and guarantor agencies. A mitigating factor is our ability to cure servicing deficiencies and historically our losses have been small. Should we experience a high rate of servicing deficiencies, the cost of remedial servicing or the eventual losses on the student loans that are not cured could be material. Our servicing and operating processes are highly dependent on our information system infrastructure, and we face the risk of business disruption should there be extended failures of our information systems, any number of which could have a material impact on our business. We have a number of back-up and recovery plans in the event of systems failures. These plans are tested regularly and monitored constantly.
      We manage operational risk through our risk management and internal control processes, which involve each business line including independent cost centers, such as servicing, as well as executive management. The business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risk, and each business line manager maintains a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, safeguarding of assets from misuse or theft, and ensuring the reliability of financial and other data. In 2004, we further strengthened our operational controls by centralizing certain staff functions such as accounting, human resources and legal. While we believe that we have designed effective methods to minimize operational risks, our operations remain vulnerable to natural disasters, human error, technology and communication system breakdowns and fraud.
Market and Interest Rate Risk
      Market risk is the risk of loss from adverse changes in market prices and/or interest rates of our financial instruments. Our primary market risk is from changes in interest rates and interest spreads. We have an active interest rate risk management program that is designed to reduce our exposure to changes in interest rates and maintain consistent earning spreads in all interest rate environments. We use derivative instruments extensively to hedge our interest rate exposure, but in our hedging activities is a risk that we are not hedging all potential interest rate exposures or that the hedges do not perform as designed. We measure interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for interest earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Many assumptions are utilized by management to calculate the impact that changes in interest rates may have on net interest income, the more significant of which are related to student loan volumes and pricing, the timing of cash flows from our student loan portfolio, particularly the impact of Floor Income and the rate of student loan consolidations, basis risk, credit spreads and the maturity of our debt and derivatives. (See also “Interest Rate Risk Management.”)
      We are also subject to market risk relative to our equity forward contracts that allow us to repurchase our common stock in the future from a third party at the market price at the time of entering the contract. Should the market value of our stock fall below certain predetermined levels, the counterparty to the contract has a right to terminate the contract and settle all or a portion at the original contract price. We are required to mark our equity forwards to market, so decreases in our stock price could result in material losses.
Political/Regulatory Risk
      Because we operate in a federally sponsored loan program, we are subject to political and regulatory risk. As part of the HEA, the student loan program is periodically amended and must be “reauthorized” every six years. Past changes included reduced loan yields paid to lenders in 1993 and 1998, increased fees paid by lenders in 1993, decreased level of the government guaranty in 1993 and reduced fees to guarantors and collectors, among others. The program is scheduled to be reauthorized in 2005 and management expects reauthorization to be completed no earlier than in the second half of 2005. There can be no assurances that the reauthorization will not result in changes that may have a materially adverse impact to the Company. See “OTHER RELATED EVENTS AND INFORMATION — Reauthorization and Budget Proposals.”
      The Secretary of Education oversees and implements the HEA and periodically issues regulations and interpretations that may impact our business.
Liquidity Risk (See also “LIQUIDITY AND CAPITAL RESOURCES — Securitization Activities — Long-Term — Liquidity Risk”)
Credit Risk
Short-Term
      We bear the full risk of borrower and closed school losses experienced in our Private Education Loan portfolio. These loans are underwritten and priced according to risk, generally determined by a commercially available consumer credit scoring system, FICOtm. Additionally, for borrowers who do not meet our lending requirements or who desire more favorable terms, we require credit-worthy co-borrowers. When schools close, losses may be incurred when student borrowers have not completed their education. We have defined underwriting and collection policies, and ongoing risk monitoring and review processes for all Private Education Loans. The performance of the Private Education Loan portfolio may be affected by the economy, and a prolonged economic downturn may have an adverse effect on its credit performance. Management believes that it has provided sufficient allowances to cover the losses that may be experienced in both the federally guaranteed and Private Education Loan portfolios over the next 2 to 5 years depending on the portfolio. There is, however, no guarantee that such allowances are sufficient enough to account for actual losses. (See “LENDING BUSINESS SEGMENT — Student Loans — Activity in the Allowance for Private Education Loan Losses.”)
      We have credit risk exposure to the various counterparties with whom we have entered into derivative contracts. We review the credit standing of these companies. Our credit policies place limits on the amount of exposure we may take with any one party and in most cases, require collateral to secure the position. The credit risk associated with derivatives is measured based on the replacement cost should the counterparties with contracts in a gain position to the Company fail to perform under the terms of the contract. We also have credit risk with two commercial airlines related to our portfolio of leveraged leases. (See “LENDING BUSINESS SEGMENT — Losses on Securities, Net.”)

Consolidation Loan Refinancing Risk
      The consolidation of our loan portfolio can have detrimental effects. First, we may lose student loans in our portfolio that are consolidated with other lenders. In 2003, we experienced a net run-off of $84 million of student loans from Consolidation Loan activity as more of our FFELP Stafford student loans were consolidated with other lenders than were consolidated by us. In 2004, our increased marketing focus on Consolidation Loans generated a net gain of $504 million, a trend we expect to continue into the future. Second, Consolidation Loans have lower net yields than the FFELP Stafford loans they replace. This is somewhat offset by the longer average lives of Consolidation Loans. Third, we must maintain sufficient, short-term liquidity to enable us to cost-effectively refinance previously securitized FFELP Stafford loans as they are consolidated back on to our balance sheet.
      ED has taken the position that a borrower may consolidate his or her FFELP Consolidation Loan with the FDLP irrespective of whether that borrower’s FFELP holder offers a Consolidation Loan with income-sensitive repayment terms. Based upon an analysis of the applicable law and regulations, we disagree with ED’s interpretations. If ED’s interpretations are formally adopted and not successfully challenged, our Managed portfolio could be subject to further consolidation risk.
Interest Rate Risk Management
     Asset and Liability Funding Gap
      The tables below present our assets and liabilities (funding) arranged by underlying indices as of December 31, 2004. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective SFAS No. 133 hedges (those derivatives which are reflected in net interest margin, as opposed to in the derivative market value adjustment). The difference between the asset and the funding is the funding gap, which represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.
      Management analyzes interest rate risk on a Managed basis, which consists of both on-balance sheet and off-balance sheet assets and liabilities and includes all derivatives that are economically hedging our debt whether they qualify as effective hedges under SFAS No. 133 or not. Accordingly, we are also presenting the asset and liability funding gap on a Managed basis in the table that follows the GAAP presentation.

     GAAP Basis

	Frequency of Variable			Funding
Index	Resets	Assets	Funding(1)	Gap

(Dollars in billions)

3 month Commercial paper	daily	$46.0	$—	$46.0
3 month Treasury bill	weekly	11.3	.3	11.0
Prime	annual	.9	—	.9
Prime	quarterly	1.3	—	1.3
Prime	monthly	2.9	—	2.9
PLUS Index	annual	1.9	2.0	(0.1)
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	2.2	55.3	(53.1)
1-month LIBOR	monthly	—	2.0	(2.0)
CMT/CPI index	monthly/quarterly	—	1.2	(1.2)
Non Discreet reset(2)	monthly	—	10.1	(10.1)
Non Discreet reset(3)	daily/weekly	5.9	—	5.9
Fixed Rate(4)		11.7	13.2	(1.5)

Total		$84.1	$84.1	$—

(1)	Includes all derivatives that qualify as hedges under SFAS No. 133.

(2)	Consists of asset-backed commercial paper and auction rate securities, which are discount note type instruments that generally roll over monthly.

(3)	Includes restricted and non-restricted cash equivalents and other overnight type instruments.

(4)	Includes receivables/payables, other assets (including retained interest), other liabilities and stockholders’ equity.
      The funding gaps in the above table are primarily interest rate mismatches in short-term indices between our assets and liabilities. We address this issue primarily through the use of basis swaps that primarily convert quarterly 3-month LIBOR to other indices that are more correlated to our asset indices. These basis swaps do not qualify as effective hedges under SFAS No. 133 and as a result are not included in our interest margin and are therefore excluded from the GAAP presentation.

     Managed Basis

	Frequency of Variable
Index	Resets	Assets	Funding(5)	Funding Gap

(Dollars in billions)

3 month Commercial paper	daily	$64.2	$16.4	$47.8
3 month Treasury bill	weekly	25.7	22.1	3.6
Prime	annual	.9	—	.9
Prime	quarterly	6.7	2.5	4.2
Prime	monthly	2.9	1.3	1.6
PLUS Index	annual	4.7	5.0	(0.3)
3-month LIBOR	daily	—	33.2	(33.2)
3-month LIBOR	quarterly	1.9	21.6	(19.7)
1-month LIBOR	monthly	—	2.0	(2.0)
CMT/ CPI index	monthly/quarterly	—	—	—
Non Discreet reset(6)	monthly	—	10.5	(10.5)
Non Discreet reset(7)	daily/weekly	9.1	—	9.1
Fixed Rate(8)		8.9	10.4	(1.5)

Total		$125.0	$125.0	$—

(5)	Includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(6)	Consists of asset-backed commercial paper and auction rate securities, which are discount note type instruments that generally roll over monthly.

(7)	Includes restricted and non-restricted cash equivalents and other overnight type instruments.

(8)	Includes receivables/payables, other assets, other liabilities and stockholders’ equity.
      To the extent possible we generally fund our assets with debt (in combination with derivatives) that has the same underlying index (index type and index reset frequency). When it is more economical, we also fund our assets with debt that has a different index and/or reset frequency than the asset, but only in instances where we believe there is a high degree of correlation between the interest rate movement of the two indices. For example, we use daily reset 3-month LIBOR to fund a large portion of our daily reset 3-month commercial paper indexed assets. In addition, we use quarterly reset 3-month LIBOR to fund a portion of our quarterly reset Prime rate indexed Private Education Loans. We also use our monthly Non Discreet reset funding (asset-backed commercial paper program and auction rate securities) to fund various asset types. In using different index types and different index reset frequencies to fund our assets, we are exposed to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices that may reset at different frequencies will not move in the same direction or at the same magnitude. We believe that this risk is low as all of these indices are short-term with rate movements that are highly correlated over a long period of time. We use interest rate swaps and other derivatives to achieve our risk management objectives.
      When compared with the GAAP presentation the Managed basis presentation includes all of our off-balance sheet assets and funding, and also includes basis swaps that primarily convert quarterly 3-month LIBOR to other indices that are more correlated to our asset indices.

Interest Rate Gap Analysis
      In the table below, the Company’s variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at December 31, 2004 and is not necessarily reflective of positions that existed throughout the period.

	Interest Rate Sensitivity Period

		3 months
	3 months	to	6 months	1 to	2 to	Over
	or less	6 months	to 1 year	2 years	5 years	5 years

Assets
Student loans	$62,080	$2,563	$743	$519	$73	$3
Academic facilities financings and other loans	252	57	76	15	22	626
Cash and investments, including restricted	6,705	110	87	286	1,227	771
Other assets	3,041	103	207	302	565	3,661

Total assets	72,078	2,833	1,113	1,122	1,887	5,061

Liabilities and Stockholders’ Equity
Short-term borrowings	1,319	483	405	—	—	—
Long-term notes	54,613	333	400	815	6,614	13,140
Other liabilities	1,941	—	—	—	—	857
Minority interest in subsidiaries	—	—	—	—	—	72
Stockholders’ equity	—	—	—	—	—	3,102

Total liabilities and stockholders’ equity	57,873	816	805	815	6,614	17,171

Period gap before adjustments	14,205	2,017	308	307	(4,727)	(12,110)
Adjustments for Derivatives and Other Financial Instruments
Interest rate swaps	(8,981)	(6,955)	(153)	(292)	4,028	12,353
Impact of securitized student loans	(3,157)	3,157	—	—	—	—

Total derivatives and other financial instruments	(12,138)	(3,798)	(153)	(292)	4,028	12,353

Period gap	$2,067	$(1,781)	$155	$15	$(699)	$243

Cumulative gap	$2,067	$286	$441	$456	$(243)	$—

Ratio of interest-sensitive assets to interest-sensitive liabilities	123.4%	334.6%	112.5%	100.6%	20.0%	10.6%

Ratio of cumulative gap to total assets	2.5%	0.3%	0.5%	0.5%	(0.3)%	—%

Weighted Average Life
      The following table reflects the weighted average life for our Managed earning assets and liabilities at December 31, 2004.

	On-Balance	Off-Balance
(Averages in years)	Sheet	Sheet	Managed

Earning assets
Student loans	8.7	4.4	8.2
Academic facilities financings and other loans	7.3	—	7.3
Cash and investments	1.7	—	1.7

Total earning assets	7.9	4.4	7.7

Borrowings
Short-term borrowings	.7	—	.7
Long-term borrowings	8.4	4.4	6.9

Total borrowings	8.1	4.4	6.8

      In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 1.7 years. Long-term debt issuances likely to be called have been categorized according to their call dates rather than their maturity dates. Long-term debt issuances which are putable by the investor are categorized according to their put dates rather than their maturity dates.
COMMON STOCK
      The following table summarizes our common share repurchases, issuances and equity forward activity for the years ended December 31, 2004 and 2003.

	Years Ended
	December 31,

(Shares in millions)	2004	2003

Common shares repurchased:
Open market	.5	6.7
Equity forwards	32.7	20.2
Benefit plans(1)	1.5	2.4

Total shares repurchased	34.7	29.3

Average purchase price per share(2)	$38.03	$31.18

Common shares issued	10.7	18.2

Equity forward contracts:
Outstanding at beginning of year	43.5	28.7
New contracts	32.0	35.0
Exercises	(32.7)	(20.2)

Outstanding at end of year	42.8	43.5

Authority remaining at end of year to repurchase or enter into equity forwards	35.8	38.4

(1)	Includes shares withheld from stock option exercises and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)	The average purchase price per share for 2004 is calculated based on the average strike price of all equity forward contracts including those that were net settled in the cashless transactions discussed below. The average cash purchase price per share is $22.38 when a zero cash cost is reflected for those shares acquired in the cashless transactions.

      During September 2004 and November 2004, we amended substantially all of our outstanding equity forward purchase contracts. The strike prices on these contracts were adjusted to the then current market share prices of the common stock and the total number of shares under contract was reduced from 53.4 million shares to 46.7 million shares and 49.0 million shares to 42.2 million shares, respectively. In addition, as a result of these amendments, we received a total of 13.4 million shares that settled in September and November free and clear in cashless transactions. This reduction of 13.4 million shares covered by the equity forward contracts is shown on a net basis in the “exercises” row of the table above.
      As of December 31, 2004, the expiration dates and purchase prices for outstanding equity forward contracts were as follows:

(Contracts in millions of shares)
	Outstanding	Range of	Average
Year of maturity	contracts	purchase prices	purchase price

2006	8.6	$39.74 - $50.47	$49.73
2007	10.3	50.47	50.47
2008	7.9	50.47	50.47
2009	16.0	50.47	50.47

	42.8		$50.32

      The closing price of the Company’s common stock on December 31, 2004 was $53.39. In October 2004, the Board of Directors voted to authorize the repurchase of up to an additional 30 million shares of the Company’s common stock, leaving a remaining authority to enter into additional share repurchases and equity forward contracts for 35.8 million shares.
      In September 2003, the Company retired 170 million shares of common stock held in treasury at an average price of $18.04 per share. This retirement decreased the balance in treasury stock by $3.1 billion, with corresponding decreases of $34 million in common stock and $3.1 billion in retained earnings.
      In May 2003, the Company’s shareholders approved an increase in the number of shares of common stock the Company is authorized to issue from 375 million shares to 1.1 billion shares. Subsequently, the Board of Directors approved a three-for-one split of the Company’s common stock which was effected in the form of a stock dividend on June 20, 2003, for all shareholders of record on June 6, 2003. All share and per share amounts presented have been retroactively restated for the stock split. Stockholders’ equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from additional paid-in capital to common stock the par value of the additional shares issued as a result of the stock split.
STUDENT LOAN MARKETING ASSOCIATION
Privatization Act — Completion of the GSE Wind-Down
      Under the Privatization Act, the GSE was required to wind down its operations and dissolve on or before September 30, 2008. On December 29, 2004, we completed the Wind-Down of the GSE by defeasing the remaining debt obligations of the GSE and dissolving the GSE’s federal charter.
      Specifically, the GSE, SLM Corporation and the Federal Reserve Bank of New York, both in its capacity as trustee and as fiscal agent for the GSE’s remaining obligations, entered into a Master Defeasance Trust Agreement as of December 29, 2004 that established a special and irrevocable trust, which was fully collateralized by direct, noncallable obligations of the United States. On December 29, 2004, the United States Department of the Treasury determined that such obligations were sufficient, without consideration of any significant reinvestment of interest, to pay the principal of and the interest on the GSE’s remaining obligations. The Wind-Down was completed upon the issuance of that determination and the GSE’s separate existence terminated.

RECENT DEVELOPMENTS
Proposed Pennsylvania Higher Education Assistance Authority Partnership
      On December 14, 2004, the Company submitted a proposal to the board of directors of the Pennsylvania Higher Education Assistance Authority (“PHEAA”) outlining a partnership between the Company and PHEAA. Under the proposal, the Company would purchase PHEAA’s operations and certain financial assets and would enter into a five-year guarantor and loan servicing contract with PHEAA. The Company proposed consideration in the form of an upfront payment of $500 million and five annual payments of $100 million each. The offer was summarily rejected by the PHEAA Board of Directors in December 2004. Subsequently, the Appropriations Committee of the Pennsylvania State House of Representatives held hearings to evaluate the proposal and the student loan marketplace in Pennsylvania. Both PHEAA and Salle Mae testified at the hearings.
Exceptional Performer Designation
      On October 5, 2004, ED formally notified us that Sallie Mae Servicing received the Department’s Exceptional Performer Designation, a classification awarded to qualified lenders and loan servicers for meeting certain government standards in administering loans under the FFELP. To qualify as an Exceptional Performer, lenders and servicers must achieve an overall compliance performance rating of 97 percent or higher for servicing requirements set by ED on federally guaranteed loans. As a result of the designation, during a one-year period that commenced on October 19, 2004, the Company will receive 100 percent reimbursement on default claims on federally guaranteed student loans that were serviced by Sallie Mae Servicing for a period of at least 270 days prior to the date of default. This one-year period may be extended on an annual basis so long as the Company maintains a satisfactory overall compliance rating. The initial one-year period and any extensions are subject to quarterly compliance audits that can result in the revocation of the designation.
Bank One/ JPMorgan Chase Relationships
      On July 30, 2004, following the merger of JPMorgan Chase and Bank One, the Company and Bank One entered into a comprehensive agreement under which, among other things:

•	we agreed to the termination of our marketing services agreement with Bank One, effectively allowing Bank One to “in-source” the marketing of its own education loans;

•	Bank One paid a $14 million termination fee to the Company;

•	we extended our ExportSS agreement, through which we purchase certain Bank One-branded FFELP student loans and certain Private Education Loans, from March 2005 through August 2008;

•	for a $9 million fee, paid to the Company, Bank One terminated a separate loan purchase agreement that was entered into with USA Group prior to our July 2000 acquisition of that entity. Following the termination, (1) we retained the right to purchase FFELP loans originated under this agreement for the 2004-2005 academic year and all serial loans and (2) all loans that we originate and service on our servicing platforms on behalf of Bank One will be committed for sale under the ExportSS agreement after the 2004-2005 academic year.
      In 2003, the last full year of the marketing services agreement with Bank One, we earned approximately $37 million in marketing service fees, of which $22 million was recognized in other income and $15 million was capitalized as a reduction in loan purchase premiums. In connection with the fees, we incurred and recognized $15 million in expenses related to these activities. We believe we can offset this lost income under the terminated marketing services agreement, as well as an expected gradual reduction in loan purchase volume from Bank One, with increased Private Education Loans and FFELP loan originations through our more profitable internal brands.

JPMorgan Chase Joint Venture
      Our separate joint venture with JPMorgan Chase currently remains in place, although JPMorgan Chase has rejected our initial offer to renew the agreements that support the joint venture and has filed a petition in a Delaware Chancery court seeking to dissolve the joint venture. Under terms of the joint venture, if the Company and JPMorgan Chase are unable to mutually agree upon the terms of a new loan purchase and servicing agreement for the five-year period beginning September 2007 by May 31, 2005, then either party may trigger a “Dutch Auction” process. Under that process, the electing party offers to purchase the other party’s 50 percent interest or sell its 50 percent interest in the joint venture at a specified price. The non-electing party then has the right to either sell its interest in the joint venture or purchase the electing party’s interest, in either case at the originally offered price. If we are the successful purchaser in a Dutch Auction, then for a two-year period following the closing:

•	JPMorgan Chase may not compete with the Company in the marketing, purchasing, servicing or ownership of education loans (except with respect to the continuation of business activities under the Bank One name or the name of any other JPMorgan Chase affiliate),

•	we may use certain JPMorgan Chase trademarks for a nominal annual fee, and

•	we acquire all rights to make additional FFELP student loans (serial loans) to customers of the joint venture who entered into master promissory notes prior to the Dutch Auction.
      If JPMorgan Chase is the successful purchaser in a Dutch Auction, then for a two-year period following the closing:

•	it may use certain Sallie Mae trademarks for a nominal annual fee,

•	we would be required to act as origination and servicing agent for JPMorgan Chase at market rates, and

•	we would be required to provide JPMorgan Chase with access to certain Sallie Mae products and services.
      If neither party triggers the Dutch Auction process, then the loan purchase agreement (under which the joint venture sells student loans to Sallie Mae) will expire on August 31, 2007 and the joint venture will expire in 2026. Absent any negotiated settlement or other income, JPMorgan Chase and Sallie Mae would share equally in the economics of the joint venture from September 1, 2007 until the expiration of the joint venture. Through its lawsuit, JPMorgan Chase is seeking to dissolve the joint venture without having to follow the mutually agreed upon Dutch Auction process. JPMorgan Chase’s request with the Chancery court for an expedited schedule for a final hearing on the merits has been stayed pending settlement discussions among the parties. See “Legal Proceedings” in Item 3 of this Annual Report.

OTHER RELATED EVENTS AND INFORMATION
Reauthorization and Budget Proposals
      Congress reauthorizes the HEA every five years. The HEA was originally scheduled to expire on September 30, 2003, but by its terms was automatically extended to September 30, 2004. Last year, Congress passed legislation extending the Act to September 30, 2005. We expect that Congress will pass a reauthorization bill no earlier than the second half of 2005. On February 2, 2005, Rep. John Boehner, Chairman of the U.S. House of Representatives, Committee on Education and the Workforce, reintroduced H.R. 507 (which was reintroduced on February 8, 2005 as H.R. 609 to correct a technical drafting error), legislation to reauthorize the HEA. This proposal is identical to Chairman Boehner’s reauthorization proposal from 2004. Its provisions include:

•	requiring lenders to return to the federal government Floor Income in excess of 50 basis points per loan;

•	gradually reducing origination fees to one percent on student loans in both the FFELP and FDLP programs;

•	increasing loan limits for first-year and second-year students from $2,625 to $3,500 and from $3,500 to $4,500, respectively, without increasing the aggregate undergraduate borrowing limits;

•	increasing graduate unsubsidized annual borrowing limits from $10,000 to $12,000;

•	preserving the current variable interest rate formula on Stafford and Unsubsidized Stafford loans beyond July 1, 2006;

•	changing the current fixed consolidation loan interest rates to variable rates;

•	repealing the single holder rule (under the existing rule, if a borrower has multiple student loans that are held by a single lender, a new lender cannot make a consolidation loan unless the single holder declines to offer the borrower a consolidation loan or unless the single holder declines to offer to the borrower a consolidation loan with income-sensitive repayment terms);

•	requiring student loan lenders to report to all national credit bureaus; and

•	repealing the 9.5 percent SAP rate payable on certain student loans funded with tax exempt bonds.
      On February 7, 2005, President Bush released his Administration’s proposed budget for Federal Fiscal Year 2006. The proposed budget contains a number of reauthorization proposals that track H.R. 609, including loan limit increases, a change to a variable rate formula for borrower interest rates on the Stafford and Consolidation loans, partial repeal of the 9.5 percent SAP rates and repeal of the single holder rule. However, the Administration also proposes to reduce the amount of loan principal and accrued interest insured against default from 98 to 95 percent for new loans originated after the effective date of the legislation. Industry participants, like Sallie Mae, that have been designated by ED as Exceptional Performers would have their reinsurance reduced from 100 percent to 97 percent under the proposals, although the Secretary of Education would have the authority under the proposal to set reinsurance at 98 percent for Exceptional Performers who meet certain criteria. The Administration’s 2006 budget proposal would also impose a 25 basis point annual loan holder fee on the outstanding balance of non-consolidation loans for loans originated on or after July 1, 2006. This proposal is intended to offset the Floor Income that FFELP lenders may realize in certain declining interest rate environments. Most significantly, the Administration proposes to allow borrowers to reconsolidate on multiple occasions subject to a one percent borrower origination fee on reconsolidation and increase the current one-time lender fee on new Consolidation Loans from 50 basis points to one percent.
      In addition, the Administration proposes to reduce incrementally through 2010 the amount guaranty agencies may retain from collections on defaulted loans from 23 percent to 16 percent. The proposed budget would also reduce, for new loans, the reinsurance provided by ED to guaranty agencies from 95 percent to 92 percent. Finally, the Administration proposes to eliminate the Perkins Loan program.

      To date, no reauthorization proposals have been introduced in the Senate. Consistent with prior reauthorizations, we expect that there will be competing proposals in both houses of Congress to reform federal financial aid programs, including the FFELP.
      While we expect the Administration’s budget proposals will undergo significant review by Congress, it is unclear whether they will be introduced as part of the upcoming reauthorization or in other legislation. If certain proposals were adopted, including the 25 basis point fee and the reconsolidation proposals, the Company’s financial condition and results of operations could be materially adversely affected and the refinancing risk in its Managed Consolidation Loan portfolio would increase significantly.
Legislative Update

Taxpayer-Teacher Protection Act of 2004
      On October 30, 2004 President Bush signed the Taxpayer-Teacher Protection Act of 2004 (the “October 30 Act”), a new law that amends the HEA. The October 30 Act restricts the situations in which lenders are entitled to a minimum yield of 9.5 percent in connection with loans made from the proceeds of certain tax-exempt bonds. Specifically, ED will no longer guarantee a minimum yield of 9.5 percent for a loan financed with qualifying tax-exempt bonds if (1) the underlying bond matures, is retired, is defeased or is refunded or (2) if the loan is refinanced with funds obtained from certain bonds or is sold or transferred to another holder. The October 30 Act, which is effective for a 15-month period, is expected to be permanently extended as part of the reauthorization of the HEA. Management expects that the October 30 Act will have no impact on the Company’s earnings or operations.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
      See Note 2 to the consolidated financial statements, “Significant Accounting Policies — Recently Issued Accounting Pronouncements.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Analysis
      The effect of short-term movements in interest rates on our results of operations and financial position has been limited through our interest rate risk management. The following tables summarize the effect on earnings for the years ended December 31, 2004 and 2003 and the effect on fair values at December 31, 2004 and 2003, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. We have chosen to illustrate the effects of a hypothetical increase to interest rates, as an increase gives rise to a larger absolute value change to the financial statements.

	Year ended December 31, 2004				Year ended December 31, 2003

	Interest Rates:				Interest Rates:

	Change from		Change from		Change from		Change from
	increase of		increase of		increase of		increase of
	100 basis		300 basis		100 basis		300 basis
	points		points		points		points

(Dollars in millions, except per share amounts)	$	%	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized derivative market value adjustment	$31	3%	$138	14%	$(158)	(7)%	$(156)	(6)%
Unrealized derivative market value adjustment	279	18	576	37	320	64	727	145

Increase in net income before taxes	$310	12%	$714	28%	$162	6%	$571	20%

Increase in diluted earnings per share	$.424	10%	$.975	24%	$.227	5%	$.801	16%

	At December 31, 2004

		Interest Rates:

		Change from		Change from
		increase of 100		increase of 300
		basis points		basis points
	Fair
(Dollars in millions)	Value	$	%	$	%

Effect on Fair Values
Assets
Student loans	$67,431	$(315)	—%	$(636)	(1)%
Other earning assets	10,285	(120)	(1)	(333)	(3)
Other assets	7,878	(652)	(8)	(1,154)	(15)

Total assets	$85,594	$(1,087)	(1)%	$(2,123)	(2)%

Liabilities
Interest bearing liabilities	$78,295	$(1,202)	(2)%	$(3,356)	(4)%
Other liabilities	2,798	276	10	1,503	54

Total liabilities	$81,093	$(926)	(1)%	$(1,853)	(2)%

	At December 31, 2003

		Interest Rates:

		Change from		Change from
		increase of 100		increase of 300
		basis points		basis points

(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Student loans	$51,559	$(399)	(1)%	$(870)	(2)%
Other earning assets	9,085	(112)	(1)	(309)	(3)
Other assets	5,531	(543)	(10)	(839)	(15)

Total assets	$66,175	$(1,054)	(2)%	$(2,018)	(3)%

Liabilities
Interest bearing liabilities	$58,993	$(1,458)	(2)%	$(3,630)	(6)%
Other liabilities	3,437	610	18	1,979	58

Total liabilities	$62,430	$(848)	(1)%	$(1,651)	(3)%

      A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate student loan portfolio with floating rate debt. However, as discussed under “LENDING BUSINESS SEGMENT — Student Loans — Floor Income,” in the current low interest rate environment, we can have a fixed versus floating mismatch in funding if the student loan earns at the fixed borrower rate and the funding remains floating.
      During the year ended December 31, 2004 and 2003, certain FFELP student loans were earning Floor Income and we locked in a portion of that Floor Income through the use of futures and Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.
      In the above table under the scenario where interest rates increase 100 and 300 basis points, the increase in pre-tax net income before the unrealized derivative market value adjustment for 2004 is primarily due to the impact of (i) our off-balance sheet hedged Consolidation Loan securitizations and the related Embedded Floor Income recognized as part of the gain on sale, which results in no change in the Embedded Floor

Income as a result of the increase in rates but does result in a decrease in payments on the written Floor contracts and (ii) our unhedged on-balance sheet loans not currently having significant Floor Income due to the recent increase in interest rates, which results in these loans being more variable rate in nature.
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
      Reference is made to the financial statements listed under the heading “(a)1.A. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Nothing to report.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      Our management, with the participation of our Chief Executive Officer, Executive Vice President, Finance and Executive Vice President, Accounting and Risk Management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2004. Based on this evaluation, our Chief Executive Officer, Executive Vice President, Finance and Executive Vice President, Accounting and Risk Management, concluded that, as of December 31, 2004, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer, Executive Vice President, Finance and Executive Vice President, Accounting and Risk Management, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      Nothing to report.

PART III.

Item 10.	Directors and Executive Officers of the Registrant
      The information as to the directors and executive officers of the Company set forth under the captions “PROPOSAL 1 — ELECTION OF DIRECTORS—Nominees” and “EXECUTIVE COMPENSATION — Executive Officers” in the Proxy Statement to be filed on Schedule 14A relating to the Company’s Annual Meeting of Stockholders scheduled to be held on May 19, 2005 (the “Proxy Statement”) is incorporated into this Annual Report by reference.

Item 11.	Executive Compensation
      The information set forth under the caption “EXECUTIVE COMPENSATION” in the Proxy Statement is incorporated into this Annual Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information set forth in Note 16 to the consolidated financial statements, “Stock-Based Compensation Plans,” listed under the heading “(a)1.A. Financial Statements” of Item 15 hereof and the information set forth under the captions “STOCK OWNERSHIP” and “GENERAL INFORMATION — Principal Shareholders” in the Proxy Statement is incorporated into this Report by reference thereto. There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions
      The information set forth under the caption “CORPORATE GOVERNANCE — Certain Relationships and Related Transactions” in the Proxy Statement is incorporated into this Annual Report by reference.

Item 14.	Principal Accountant Fees and Services
      The information set forth under the caption “PROPOSAL 2 — APPOINTMENT OF INDEPENDENT AUDITOR” in the Proxy Statement is incorporated into this Annual Report by reference.

PART IV.
Item 15.     Exhibits, Financial Statement Schedules
(a) 1.     Financial Statements
      A. The following consolidated financial statements of SLM Corporation and the Report of the Independent Registered Public Accounting Firm thereon are included in Item 8 above:
      2.     Financial Statement Schedules
      All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
      3.     Exhibits
      The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.
      The Company will furnish at cost a copy of any exhibit filed with or incorporated by reference into this Annual Report. Oral or written requests for copies of any exhibits should be directed to the Corporate Secretary.
      4.     Appendices
      Appendix A — Federal Family Education Loan Program
(b) Exhibits

*2		Agreement and Plan of Reorganization by and among the Student Loan Marketing Association, SLM Holding Corporation, and Sallie Mae Merger Company
**3	.1	Amended and Restated Certificate of Incorporation of the Registrant
**3	.2	Amended By-Laws of the Registrant
**4		Warrant Certificate No. W-2, dated as of August 7, 1997
*10	.1††	Board of Directors Restricted Stock Plan
*10	.2††	Board of Directors Stock Option Plan
*10	.3††	Deferred Compensation Plan for Directors
*10	.4††	Incentive Performance Plan
*10	.5††	Stock Compensation Plan
*10	.6††	1993-1998 Stock Option Plan
*10	.7††	Supplemental Pension Plan
*10	.8††	Supplemental Employees’ Thrift & Savings Plan (Sallie Mae 401(K) Supplemental Savings Plan)
***10	.9††	Directors Stock Plan

***10	.10††	Management Incentive Plan
10	.11††	Employee Stock Option Plan
10	.12††	Amended and Restated Employees’ Stock Purchase Plan
10	.13†††	Employment Agreement between the Registrant and Albert L. Lord, Vice Chairman of the Board of Directors and Chief Executive Officer, dated as of January 1, 2003
10	.14†††	Employment Agreement between the Registrant and Thomas J. Fitzpatrick, President and Chief Operating Officer, dated as of January 1, 2003
10	.15(*)	Employment Agreement between the Registrant and C.E. Andrews, Executive Vice President, Accounting and Risk Management, dated as of February 24, 2004.
•10	.16	Named Executive Officer Compensation
•10	.17	Summary of Non-Employee Director Compensation
•10	.18	Limited Liability Company Agreement of Education First Marketing LLC
•10	.19	Limited Liability Company Agreement of Education First Finance LLC
†14		Code of Business Conduct
*21		Subsidiaries of the Registrant
•23		Consent of PricewaterhouseCoopers LLP
•31	.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
•31	.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
•31	.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
•32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003
•32	.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003
•32	.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003
†99	.1	Information on GSE Management and Directors

*	Incorporated by reference to the correspondingly numbered exhibits to the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-21217)

**	Incorporated by reference to the correspondingly numbered exhibits to the Registrant’s Registration on Form S-1 (File No. 333-38391)

***	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 10, 1998 (File No. 001-13251)

†	Filed with the Securities and Exchange Commission with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

††	Management Contract or Compensatory Plan or Arrangement

†††	Filed with the Securities and Exchange Commission with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

(*)	Filed with the Securities and Exchange Commission with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

•	Filed with the Securities and Exchange Commission with this Form 10-K

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Dated: March 16, 2005

SLM Corporation

By:	/s/ Albert L. Lord _____________________________________ Albert L. Lord

Chief Executive Officer
      Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert L. Lord Albert L. Lord	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ John F. Remondi John F. Remondi	Executive Vice President, Finance (Principal Financial Officer)	March 16, 2005

/s/ C.E. Andrews C.E. Andrews	Executive Vice President, Accounting and Risk Management (Principal Accounting Officer)	March 16, 2005

/s/ Edward A. Fox Edward A. Fox	Chairman of the Board of Directors	March 16, 2005

/s/ Charles L. Daley Charles L. Daley	Director	March 16, 2005

/s/ William M. Diefenderfer, III William M. Diefenderfer, III	Director	March 16, 2005

/s/ Thomas J. Fitzpatrick Thomas J. Fitzpatrick	President and Chief Operating Officer and Director	March 16, 2005

/s/ Diane Suitt Gilleland Diane Suitt Gilleland	Director	March 16, 2005

/s/ Earl A. Goode Earl A. Goode	Director	March 16, 2005

/s/ Ann Torre Grant Ann Torre Grant	Director	March 16, 2005

Signature	Title	Date

/s/ Ronald F. Hunt Ronald F. Hunt	Director	March 16, 2005

/s/ Benjamin J. Lambert, III Benjamin J. Lambert, III	Director	March 16, 2005

/s/ Barry A. Munitz Barry A. Munitz	Director	March 16, 2005

/s/ A. Alexander Porter, Jr. A. Alexander Porter, Jr.	Director	March 16, 2005

/s/ Wolfgang Schoellkopf Wolfgang Schoellkopf	Director	March 16, 2005

/s/ Steven L. Shapiro Steven L. Shapiro	Director	March 16, 2005

/s/ Barry L. Williams Barry L. Williams	Director	March 16, 2005

CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer, Executive Vice President, Finance and Executive Vice President, Accounting and Risk Management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, management concluded that, as of December 31, 2004, our internal control over financial reporting is effective.
      During the year ended December 31, 2004, we acquired a 64 percent interest in AFS Holdings, LLC, the parent company of Arrow Financial Services, a 100 percent interest in Southwest Student Services Corporation and a 66 percent interest in Washington Transferee Corp. Total assets of those entities represented nine percent of consolidated total assets as of December 31, 2004. The total interest income and revenues of those entities represented three percent of consolidated interest income and debt management fees and collections revenue for the year ended December 31, 2004. We have excluded those entities from our assessment of internal control over financial reporting as of December 31, 2004, and management’s conclusion about the effectiveness of our internal control over financial reporting does not extend to the internal controls of those entities. Those acquisitions were not, either individually or collectively, significant (within the meaning of Rule 11-01(b) of Regulation S-X) to our consolidated financial statements as of and for the year ended December 31, 2004. Those acquisitions are described in Note 11 to the consolidated financial statements, “Acquisitions.”
      Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears below.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of SLM Corporation:
      We have completed an integrated audit of SLM Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1), present fairly, in all material respects, the financial position of SLM Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 2 to the consolidated financial statements, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and as a result changed its methodology of accounting for equity forward contracts effective June 1, 2003. Additionally, as discussed in Note 2 to the consolidated financial statements, the Company adopted EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” and as a result changed its method of calculating diluted earnings per share.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded AFS Holdings, LLC, Southwest Student Services Corporation, and Washington Transferee Corp. (collectively the “New Subsidiaries”) from its assessment of internal control over financial reporting as of December 31, 2004 because ownership interests in the New Subsidiaries were acquired by the Company during 2004. We have also excluded the New Subsidiaries from our audit of internal control over financial reporting. The Company acquired a 64 percent interest in AFS Holdings, LLC, a 100 percent interest in Southwest Student Services Corporation, and a 66 percent interest in Washington Transferee Corp. The New Subsidiaries total assets represent nine percent of consolidated total assets as of December 31, 2004. The interest income and revenues of the New Subsidiaries represent three percent of consolidated interest income and debt management fees and collections revenue for the year ended December 31, 2004.
PricewaterhouseCoopers LLP
McLean, Virginia
March 15, 2005

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	December 31,

	2004	2003

Assets
Federally insured student loans (net of allowance for losses of $7,778 and $45,993, respectively)	$60,561,439	$45,577,073
Private Education Loans (net of allowance for losses of $171,886 and $165,716, respectively)	5,419,611	4,470,156
Academic facilities financings and other loans (net of allowance for losses of $11,148 and $10,052, respectively)	1,047,745	1,030,907
Investments
Trading	155	166
Available-for-sale	3,274,123	4,370,347
Other	304,700	677,357

Total investments	3,578,978	5,047,870
Cash and cash equivalents	3,395,487	1,847,585
Restricted cash and investments	2,211,488	1,105,896
Retained Interest in securitized receivables	2,316,388	2,475,836
Goodwill and acquired intangible assets	1,066,142	592,112
Other assets	4,496,248	2,463,216

Total assets	$84,093,526	$64,610,651

Liabilities
Short-term borrowings	$2,207,095	$18,735,385
Long-term notes	75,914,573	39,808,174
Other liabilities	2,797,921	3,437,046

Total liabilities	80,919,589	61,980,605

Commitments and contingencies
Minority interest in subsidiaries	71,633	—
Stockholders’ equity
Preferred stock, Series A, par value $.20 per share, 20,000 shares authorized: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share	165,000	165,000
Common stock, par value $.20 per share, 1,125,000 shares authorized: 483,266 and 472,643 shares issued, respectively	96,654	94,529
Additional paid-in capital	1,905,460	1,553,240
Accumulated other comprehensive income (net of tax of $237,285 and $229,181, respectively)	440,672	425,621
Retained earnings	2,521,740	941,284

Stockholders’ equity before treasury stock	5,129,526	3,179,674
Common stock held in treasury at cost: 59,634 and 24,965 shares, respectively	2,027,222	549,628

Total stockholders’ equity	3,102,304	2,630,046

Total liabilities and stockholders’ equity	$84,093,526	$64,610,651

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Years Ended December 31,

	2004	2003	2002

Interest income:
Federally insured student loans	$2,090,396	$1,813,368	$2,111,463
Private Education Loans	335,451	307,477	338,591
Academic facilities financings and other loans	74,289	76,740	96,025
Investments	232,859	150,690	87,889

Total interest income	2,732,995	2,348,275	2,633,968
Interest expense:
Short-term debt	206,151	394,109	587,725
Long-term debt	1,227,545	627,797	621,776

Total interest expense	1,433,696	1,021,906	1,209,501

Net interest income	1,299,299	1,326,369	1,424,467
Less: provision for losses	111,066	147,480	116,624

Net interest income after provision for losses	1,188,233	1,178,889	1,307,843

Other income:
Gains on student loan securitizations	375,384	744,289	337,924
Servicing and securitization revenue	560,971	666,409	838,609
Losses on securities, net	(49,358)	(9,932)	(1,801)
Derivative market value adjustment	849,041	(237,815)	(1,082,100)
Guarantor servicing fees	119,934	128,189	106,172
Debt management fees and collections revenue	339,897	258,544	185,881
Other	288,663	249,421	220,643

Total other income	2,484,532	1,799,105	605,328
Operating expenses:
Salaries and benefits	497,170	432,007	376,382
Loss on GSE debt extinguishment and defeasance	220,848	—	—
Other	397,762	363,018	313,390

Total operating expenses	1,115,780	795,025	689,772

Income before income taxes, minority interest in net earnings of subsidiaries and cumulative effect of accounting change	2,556,985	2,182,969	1,223,399
Income taxes	642,689	779,380	431,403

Income before minority interest in net earnings of subsidiaries and cumulative effect of accounting change	1,914,296	1,403,589	791,996
Minority interest in net earnings of subsidiaries	1,026	—	—

Income before cumulative effect of accounting change	1,913,270	1,403,589	791,996
Cumulative effect of accounting change	—	129,971	—

Net income	1,913,270	1,533,560	791,996
Preferred stock dividends	11,501	11,501	11,501

Net income attributable to common stock	$1,901,769	$1,522,059	$780,495

Basic earnings per common share:
Before cumulative effect of accounting change	$4.36	$3.08	$1.69
Cumulative effect of accounting change	—	.29	—

Basic earnings per common share, after cumulative effect of accounting change	$4.36	$3.37	$1.69

Average common shares outstanding	436,133	452,037	462,294

Diluted earnings per common share:
Before cumulative effect of accounting change	$4.04	$2.91	$1.64
Cumulative effect of accounting change	—	.27	—

Diluted earnings per common share, after cumulative effect of accounting change	$4.04	$3.18	$1.64

Average common and common equivalent shares outstanding	475,787	482,104	474,520

Dividends per common share	$.74	$.59	$.28

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)

								Accumulated
	Preferred	Common Stock Shares					Additional	Other			Total
	Stock				Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2001	3,300,000	608,209,158	(141,722,514)	466,486,644	$165,000	$121,642	$724,709	$670,199	$2,068,490	$(2,077,578)	$1,672,462
Comprehensive income:
Net income									791,996		791,996
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(37,413)			(37,413)
Change in unrealized gains (losses) on derivatives, net of tax								(40,026)			(40,026)

Comprehensive income											714,557
Cash dividends:
Common stock ($.28 per share)									(130,759)		(130,759)
Preferred stock ($3.48 per share)									(11,501)		(11,501)
Issuance of common shares		16,342,350	845,727	17,188,077		3,268	329,880			24,110	357,258
Tax benefit related to employee stock option and purchase plan							83,400				83,400
Premiums on equity forward purchase contracts							(35,415)				(35,415)
Repurchase of common shares:
Open market repurchases			(2,103,000)	(2,103,000)						(70,872)	(70,872)
Equity forward repurchases			(19,800,000)	(19,800,000)						(452,265)	(452,265)
Benefit plans			(4,032,933)	(4,032,933)						(128,915)	(128,915)

Balance at December 31, 2002	3,300,000	624,551,508	(166,812,720)	457,738,788	$165,000	$124,910	$1,102,574	$592,760	$2,718,226	$(2,705,520)	$1,997,950
Comprehensive income:
Net income									1,533,560		1,533,560
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(172,897)			(172,897)
Change in unrealized gains (losses) on derivatives, net of tax								7,057			7,057
Minimum pension liability adjustment								(1,299)			(1,299)

Comprehensive income											1,366,421
Cash dividends:
Common stock ($.28 per share)									(266,881)		(266,881)
Preferred stock ($3.48 per share)									(11,501)		(11,501)
Issuance of common shares		12,263,832	90,456	12,354,288		2,454	293,405			3,238	299,097
Issuance of common shares due to exercise of stock warrants		5,827,656		5,827,656		1,165	39,034				40,199
Retirement of common stock in treasury		(170,000,000)	170,000,000	—		(34,000)			(3,032,120)	3,066,120	—
Donation of common stock in treasury			1,108,340	1,108,340						40,000	40,000
Tax benefit related to employee stock option and purchase plan							57,632				57,632
Tax benefit related to exercise of stock warrants							65,498				65,498
Premiums on equity forward purchase contracts							(17,361)				(17,361)
Cumulative effect of accounting change							12,458				12,458
Repurchase of common shares:
Open market repurchases			(6,718,199)	(6,718,199)						(253,276)	(253,276)
Equity forwards:
Exercise cost, cash			(20,190,640)	(20,190,640)						(568,877)	(568,877)
Gain on settlement										(38,290)	(38,290)
Benefit plans			(2,441,990)	(2,441,990)						(93,023)	(93,023)

Balance at December 31, 2003	3,300,000	472,642,996	(24,964,753)	447,678,243	$165,000	$94,529	$1,553,240	$425,621	$941,284	$(549,628)	$2,630,046
Comprehensive income:
Net income									1,913,270		1,913,270
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(42,849)			(42,849)
Change in unrealized gains (losses) on derivatives, net of tax								57,644			57,644
Minimum pension liability adjustment								256			256

Comprehensive income											1,928,321
Cash dividends:
Common stock ($.74 per share)									(321,313)		(321,313)
Preferred stock ($3.48 per share)									(11,501)		(11,501)
Issuance of common shares		10,623,412	61,810	10,685,222		2,125	293,614			2,449	298,188
Tax benefit related to employee stock option and purchase plan							58,606				58,606
Repurchase of common shares:
Open market repurchases			(563,500)	(563,500)						(21,554)	(21,554)
Equity forwards:
Exercise cost, cash			(19,323,760)	(19,323,760)						(694,050)	(694,050)
Exercise cost, net settlement			(13,393,350)	(13,393,350)						(629,331)	(629,331)
Gain on settlement			—	—						(73,419)	(73,419)
Benefit plans			(1,450,466)	(1,450,466)						(61,689)	(61,689)

Balance at December 31, 2004	3,300,000	483,266,408	(59,634,019)	423,632,389	$165,000	$96,654	$1,905,460	$440,672	$2,521,740	$(2,027,222)	$3,102,304

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,

	2004	2003	2002

Operating activities
Net income	$1,913,270	$1,533,560	$791,996
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Cumulative effect of accounting change	—	(129,971)	—
Gains on student loan securitizations	(375,384)	(744,289)	(337,924)
Loss on securities, net	49,358	9,932	1,801
Loss on GSE debt extinguishment and defeasance	220,848	—	—
Unrealized derivative market value adjustment, excluding equity forwards	(802,548)	(570,189)	203,904
Unrealized derivative market value adjustment — equity forwards	(759,423)	68,233	—
Provision for losses	111,066	147,480	116,624
Donation of treasury stock	—	40,000	—
Minority interest, net	(502)	—	—
Mortgage loans originated	(1,461,979)	(1,577,094)	(411,692)
Proceeds from sales of mortgage loans	1,257,574	1,565,343	343,050
(Increase) in restricted cash	(791,176)	(123,222)	(76,063)
(Increase) decrease in accrued interest receivable	(467,745)	29,130	(30,012)
Increase (decrease) in accrued interest payable	162,018	94,474	(2,684)
Decrease in Retained Interest in securitized receivables	85,767	96,000	40,000
Decrease in other assets, goodwill and acquired intangible assets	596,101	321,799	169,221
(Decrease) increase in other liabilities	(54,461)	132,378	(167,578)

Total adjustments	(2,230,486)	(639,996)	(151,353)

Net cash (used in) provided by operating activities	(317,216)	893,564	640,643

Investing activities
Student loans acquired	(22,673,926)	(18,318,703)	(15,793,453)
Loans purchased from securitized trusts (primarily loan consolidations)	(5,552,467)	(6,156,521)	(4,121,395)
Reduction of student loans:
Installment payments	5,020,214	3,857,285	4,104,599
Claims and resales	798,327	645,966	644,899
Proceeds from securitization of student loans treated as sales	12,475,726	13,482,900	13,785,833
Proceeds from sales of student loans	478,402	38,362	54,754
Academic facilities financings and other loans originated	(403,156)	(380,957)	(545,522)
Academic facilities financings and other loans repayments	593,261	627,585	1,425,610
Purchases of available-for-sale securities	(292,943,325)	(275,412,837)	(50,109,810)
Proceeds from sales of available-for-sale securities	124,205	10,505	133,498
Proceeds from maturities of available-for-sale securities	293,743,096	274,274,563	50,337,774
Purchases of held-to-maturity and other securities	(292,330)	(304,491)	(270,201)
Proceeds from sale of held-to-maturity securities and other securities	—	—	786
Proceeds from maturities of held-to-maturity securities and other securities	275,567	279,176	364,656
Return of investment from Retained Interest	449,539	315,610	62,067
Purchase of subsidiaries, net of cash acquired	(868,404)	(113,614)	(49,911)

Net cash (used in) provided by investing activities	(8,775,271)	(7,155,171)	24,184

Financing activities
Short-term borrowings issued	290,974,707	764,160,787	697,736,546
Short-term borrowings repaid	(298,108,496)	(772,657,799)	(698,920,387)
Long-term notes issued	14,803,726	19,233,448	20,388,724
Long-term notes repaid	(15,826,730)	(18,658,436)	(19,430,003)
Borrowings collateralized by loans in trust	21,584,931	16,442,305	—
GSE debt extinguishment	(1,967,607)	—	—
Common stock issued	289,965	339,296	357,258
Premiums on equity forward contracts	—	(17,361)	(35,415)
Common stock repurchased	(777,293)	(917,353)	(652,052)
Common dividends paid	(321,313)	(266,882)	(130,759)
Preferred dividends paid	(11,501)	(11,501)	(11,501)

Net cash provided by (used in) financing activities	10,640,389	7,646,504	(697,589)

Net increase (decrease) in cash and cash equivalents	1,547,902	1,384,897	(32,762)
Cash and cash equivalents at beginning of year	1,847,585	462,688	495,450

Cash and cash equivalents at end of year	$3,395,487	$1,847,585	$462,688

Cash disbursements made for:
Interest	$1,214,249	$930,619	$1,643,400

Income taxes	$549,319	$655,796	$555,200

Noncash financing activity:
Transfer of investments to trust to defease GSE debt	$1,305,906	$—	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
1.     Organization and Business
      SLM Corporation (“the Company”) is a holding company that operates through a number of subsidiaries. The Company was formed 32 years ago as the Student Loan Marketing Association, a federally chartered government-sponsored enterprise (the “GSE”), with the goal of furthering access to higher education by acting as a secondary market for student loans. In 2004, the Company completed the privatization process that began in 1997 and resulted in the Wind-Down of the GSE. Specifically, the GSE, SLM Corporation and the Federal Reserve Bank of New York, both in its capacity as trustee and as fiscal agent for the GSE’s remaining obligations, entered into a Master Defeasance Trust Agreement as of December 29, 2004 that established a special and irrevocable trust, which was fully collateralized by direct, noncallable obligations of the United States. On December 29, 2004, the United States Department of the Treasury determined that such obligations are sufficient, without consideration of any reinvestment of interest, to pay the principal of and the interest on the GSE’s remaining obligations. The Wind-Down was completed upon the issuance of that determination and the GSE’s separate existence terminated.
      The Company provides funding, delivery and servicing support for education loans in the United States primarily through its participation in the Federal Family Education Loan Program (“FFELP”). The Company provides a wide range of financial services, processing capabilities and information technology to meet the needs of educational institutions, lenders, students and their families, guarantee agencies and the U.S. Department of Education (“ED”). The Company’s primary business is to originate and hold student loans. The Company also provides fee-based related products and services and earns fees for student loan and guarantee servicing, and student loan default management and loan collections.
      The Company has expanded its non-GSE business activities and now originates student and consumer loans for both its own behalf and Preferred Lender List clients on the Company’s proprietary origination platform. The Company has also broadened its fee-based businesses, which include its debt management services, student loan origination, and student loan and guarantee servicing.
2.     Significant Accounting Policies
     Consolidation
      The consolidated financial statements include the accounts of SLM Corporation and its subsidiaries, after eliminating intercompany accounts and transactions.
      Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” requires Variable Interest Entities (“VIEs”) to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.
      As further discussed in Note 9, “Student Loan Securitization,” the Company does not consolidate any qualifying special purpose entities (“QSPEs”) created for securitization purposes in accordance with the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of SFAS No. 125.” All of the Company’s off-balance sheet securitizations still meet the QSPE definition and are not consolidated. In addition, the Company’s accounting treatment for its on-balance sheet

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
2.     Significant Accounting Policies (Continued)
Consolidation Loan securitizations are not affected by FIN No. 46 as the Company previously concluded that such transactions should be consolidated.
     Use of Estimates
      The Company’s financial reporting and accounting policies conform to generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Key accounting policies that include significant judgments and estimates include valuation and income recognition of the Retained Interest, loan effective interest method (premium/borrower benefits), provision for loan losses, and derivative accounting.
      The combination of aggressive marketing in the student loan industry and low interest rates has led to record levels of Consolidation Loan volume, which, in turn, has had a significant effect on a number of accounting estimates in recent years. The Company expects the Consolidation Loan program to continue to be an attractive option for borrowers and does not anticipate any changes in the program prior to the reauthorization of the Higher Education Act (the “HEA”). Accordingly, during the Company’s regular analysis of its critical accounting estimates, the Company has continually updated the estimates used to develop the cash flows and effective yield calculations as they relate to the amortization of student loan premiums and discounts, borrower benefits and the valuation and income recognition of the Residual Interest.
     Loans
      Loans, consisting of federally insured student loans, Private Education Loans, student loan participations, lines of credit, academic facilities financings, and other private consumer and mortgage loans are carried at amortized cost, which includes unamortized premiums and unearned purchase discounts.
      Private Education Loans which are not guaranteed by the federal government are charged-off against the allowance for loan loss at 212 days past due. The Company continues to accrue interest on Private Education Loans until the charge-off date as well as forbearance periods. When the loan charges off, all accrued interest is charged off against interest income. FFELP loans are guaranteed as to both principal and interest, and therefore continue to accrue interest until such time that they are paid by the guarantor.
     Student Loan Income
      The Company recognizes student loan income as earned, net of amortization of premiums, capitalized direct origination and acquisition costs, and the accretion of discounts. Additionally, income is recognized based upon the expected yield of the loan after giving effect to prepayments, extensions and to estimates for borrower utilization of incentives for timely payment (“borrower benefits”). The estimates of the effect of borrower benefits on student loan yield are based on analyses of historical payment behavior of borrowers who are eligible for the incentives and the evaluation of the ultimate qualification rate for these incentives. Premiums, capitalized direct origination and acquisition costs and discounts received are amortized over the estimated life of the loan, which includes an estimate of prepayment speeds. The Company periodically evaluates the assumptions used to estimate its loan life and in instances where there are modifications to the assumptions, amortization is adjusted on a cumulative basis to reflect the change since the acquisition of the loan.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
2.     Significant Accounting Policies (Continued)
      In addition, the Company pays an annual 105 basis point Consolidation Loan rebate fee on Consolidation Loans and was also required to pay an annual 30 basis point Offset Fee unique to the GSE on Stafford and PLUS student loans purchased and held on or after August 10, 1993 until the GSE was dissolved on December 29, 2004. These fees are netted against student loan income.
     Allowance for Student Loan Losses
      The Company has established an allowance that is an estimate of probable losses in the portfolio at the balance sheet date. The Company presents student loans net of the allowance on the balance sheet.
      In evaluating the adequacy of the allowance for losses on the Private Education Loan portfolio, the Company considers several factors including: the credit profile of the borrower and/or co-borrower, loans in repayment versus those in a permitted non-paying status, months of repayment, delinquency status, type of program and trends in defaults in the portfolio based on Company and industry data. (See also Note 4, “Allowance for Student Loan Losses.”) When calculating the Private Education Loan loss reserve, the Company divides the portfolio into categories of similar risk characteristics based on loan program type, underwriting criteria, existence or absence of a co-borrower, repayment begin date and repayment status. The Company then applies default and collection rate projections to each category.
      The Company’s loss estimates include losses to be incurred over the loss confirmation period, which is two years for career training loans beginning when the loan is originated and five years for higher education Private Education Loans beginning when the borrower leaves school, similar to the rules governing FFELP payment requirements. The Company’s collection policies allow for periods of nonpayment for borrowers experiencing temporary difficulty meeting payment obligations (typically, very early in the repayment term when they are starting their careers). This is referred to as forbearance status.
      For the federally insured loan portfolios, effective for a renewable one-year period beginning on October 19, 2004, Sallie Mae, Inc.’s loan servicing division, Sallie Mae Servicing, was designated as an Exceptional Performer (“EP”) by ED in recognition of meeting certain performance standards set by the ED in servicing FFELP loans. As a result of this designation, the Company receives 100 percent reimbursement on default claims on federally guaranteed student loans that are serviced by Sallie Mae Servicing for a period of at least 270 days before the date of default. Prior to being designated as an EP, the Company was subject to the two percent Risk Sharing on these loans. The Company is entitled to receive this benefit as long as it remains in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria. The EP designation also applies to all FFELP loans that the Company owns but are serviced by other service providers with the EP designation and conversely does not apply for loans serviced by other service providers without the EP designation. The Company provides no allowance for loans for which the Company receives 100 percent reimbursement on defaulted claims. At December 31, 2004, approximately 88 percent of the Company’s federally insured loans are no longer subject to Risk Sharing. For federally insured loans that are only 98 percent guaranteed for principal and interest, the Company considers trends in student loan claims rejected for payment by guarantors based on periodic evaluations of its loan portfolios considering past experience, changes to federal student loan programs, current economic conditions and other relevant factors.
     Cash and Cash Equivalents
      Cash and cash equivalents includes term federal funds, Eurodollar deposits, money market funds and bank deposits with original terms to maturity of less than three months.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
2.     Significant Accounting Policies (Continued)
     Restricted Cash and Investments
      Restricted cash includes amounts restricted for on-balance sheet student loan securitizations, other secured borrowings, as well as cash received from lending institutions pending disbursement for student loans in connection with servicing student loans. Cash received from lending institutions that is invested pending disbursement for student loans is restricted and cannot be disbursed for any other purpose. The investments held must be instruments explicitly guaranteed by the United States government, or instruments collateralized by securities guaranteed by the United States government. Generally these securities include Treasury bills, notes and bonds, and reverse repurchase agreements collateralized by these instruments. Restricted cash and investments also includes cash received from students or parents and owed to schools in connection with the tuition payment plan program of Academic Management Services Corp. (“AMS”), acquired in the fourth quarter of 2003.
     Investments
      Investments are held to provide liquidity and to serve as a source of income. The majority of the Company’s investments are classified as available-for-sale and such securities are carried at market value, with the temporary changes in market value carried as a separate component of stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts. Impairment is evaluated considering several factors including the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer; and the intent and ability to retain the investment in order to allow for an anticipated recovery in market value. If, based on the analysis, it is determined that the impairment is other than temporary, the investment is written down to fair value and a loss is recognized through earnings. Securities classified as trading are accounted for at fair market value with unrealized gains and losses included in investment income. Securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity and accounted for at amortized cost. The Company also insurance-related investments and investments in leveraged leases, primarily with U.S. commercial airlines, which are accounted for at amortized cost.
     Interest Expense
      Interest expense is based upon contractual interest rates adjusted for the amortization of debt issuance costs and premiums and the accretion of discounts. The Company’s interest expense may also be adjusted for net payments/receipts related to interest rate and foreign currency swap agreements and interest rate futures contracts that qualify as hedges under GAAP. Interest expense also includes the amortization of deferred gains and losses on closed hedge transactions that qualified as cash flow hedges.
     Securitization Accounting
      To meet the sale criteria of SFAS No. 140, the Company’s securitizations use a two-step structure with a QSPE that legally isolates the transferred assets from the Company, even in the event of bankruptcy. Transactions receiving sale treatment are also structured to ensure that the holders of the beneficial interests issued by the QSPE are not constrained from pledging or exchanging their interests, and that the Company does not maintain effective control over the transferred assets. If these criteria are not met, then the transaction is accounted for as an on-balance sheet secured borrowing.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
2.     Significant Accounting Policies (Continued)
      The Company assesses the financial structure of each securitization to determine whether the trust or other securitization vehicle meets the sale criteria as defined in SFAS No. 140 and accounts for the transaction accordingly. To be a QSPE, the trust must meet all of the following conditions:

•	It is demonstrably distinct from the Company and cannot be unilaterally dissolved by the Company and at least 10 percent of the fair value of its interests is held by independent third parties.

•	The activities in which the trust can participate are significantly limited. These activities are entirely specified up-front in the initial legal documents creating the QSPE.

•	There are limits to the assets the QSPE can hold; specifically, it can hold only financial assets transferred to it that are passive in nature, passive derivative instruments pertaining to the beneficial interests held by independent third parties, servicing rights, temporary investments pending distribution to security holders, and cash.

•	It can only dispose of its assets in automatic response to the occurrence of an event specified in the applicable legal documents and out of the control of the Company.
      The Company holds rights that can affect the remarketing of specific bonds in certain Consolidation Loan securitization structures. These remarketing rights are not significantly limited and therefore these securitizations did not meet the criteria of being a QSPE and are accounted for on-balance sheet as VIEs.
     Retained Interest
      The Company securitizes its student loan assets, and for transactions qualifying as sales, retains a Residual Interest which may include reserve and other cash accounts, and servicing rights (as the Company retains the servicing responsibilities), all of which are referred to as the Company’s Retained Interest in securitized receivables. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The investors and the securitization trust have no recourse to the Company’s other assets for the failure of the student loans to pay when due.
      When the Company receives sale treatment on its FFELP Stafford, Private Education, and certain of the Consolidation Loan securitizations, it recognizes the resulting gain on student loan securitizations on the consolidated statements of income. This gain is based upon the difference between the allocated cost basis of the assets sold and the relative fair value of the assets received. The primary component in determining the fair value of the assets received is the calculation of the Residual Interest. The Company estimates the fair value of the Residual Interest, both initially and each subsequent quarter, based on the present value of future expected cash flows using management’s best estimates of the following key assumptions — credit losses, prepayment speeds, the forward interest rate curve and discount rates commensurate with the risks involved. Quoted market prices are not available. The Company accounts for its Residual Interests as an available-for-sale security. Accordingly, it is reflected at market value with temporary changes in market value reflected as a component of accumulated other comprehensive income in stockholders’ equity.
      The fair value of the Fixed Rate Embedded Floor Income is a component of the Residual Interest and is determined both initially at the time of the sale of the student loans and each subsequent quarter. This estimate is based on an option valuation and a discounted cash flow calculation that considers the current borrower rate, SAP spreads and the term for which the loan is eligible to earn Floor Income as well as time value, forward interest rate curve and volatility factors. Variable Rate Floor Income received is recorded as earned in securitization income.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
2.     Significant Accounting Policies (Continued)
      The Company records interest income and periodically evaluates its Residual Interests for other than temporary impairment in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” Under this guidance, each quarter, the Company estimates the cash flows to be received from its Residual Interests which are used prospectively to calculate a yield for income recognition. In cases where the Company’s estimate of future cash flows results in a decrease in the yield used to recognize interest income compared to the prior quarter, the Residual Interest is written down to fair value, first to the extent of any unrealized gain in accumulated other comprehensive income, then through earnings as an other than temporary impairment.
      The Company also receives income for servicing the loans in its securitization trusts which is recognized as earned. The Company assesses the amounts received as compensation for these activities at inception and on an ongoing basis to determine if the amounts received are adequate compensation as defined in SFAS No. 140. To the extent such compensation is determined to be no more or less than adequate compensation, no servicing asset or obligation is recorded at the time of securitization.
     Derivative Accounting
SFAS No. 133
      The Company accounts for its derivatives, which include interest rate swaps, cross-currency interest rate swaps, interest rate futures contracts, interest rate cap contracts, Floor Income Contracts and equity forward contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. The Company determines fair value for its derivative contracts using pricing models that consider current market conditions and the contractual terms of the derivative contract. These factors include interest rates, time value, forward interest rate curve and volatility factors. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results.
      Many of the Company’s derivatives, mainly interest rate swaps hedging the fair value of fixed rate assets and liabilities, cross-currency interest rate swaps, and certain Eurodollar futures contracts, qualify as effective hedges under SFAS No. 133. For these derivatives, the relationship between the hedging instrument and the hedged items (including the hedged risk and method for assessing effectiveness), as well as the risk management objective and strategy for undertaking various hedge transactions at the inception of the hedging relationship is documented. Each derivative is designated to either a specific asset or liability on the balance sheet or expected future cash flows, and designated as either a fair value or a cash flow hedge. Fair value hedges are designed to hedge the Company’s exposure to changes in fair value of a fixed rate or foreign currency asset or liability (“fair value” hedge), while cash flow hedges are designed to hedge the Company’s exposure to variability of either a floating rate asset’s or liability’s cash flows or expected fixed rate debt issuance (“cash flow” hedge). For effective fair value hedges, both the hedge and the hedged item (for the risk being hedged) are marked-to-market with any difference recorded immediately in the income statement. For cash flow hedges, the effective change in the fair value of the derivative is recorded in other comprehensive income, net of tax, and recognized in earnings in the same period as the earnings effects of the hedged item. The ineffective portion of a cash flow hedge is recorded through earnings. The assessment of the hedge’s effectiveness is performed at inception and on an ongoing basis. When it is determined that a derivative is not currently an effective hedge or it will not be one in the future, the Company discontinues the hedge accounting prospectively and ceases recording changes in the fair value of the hedged item.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
2.     Significant Accounting Policies (Continued)
      The Company also has a number of derivatives, primarily Floor Income Contracts, certain Eurodollar futures contracts and certain basis swaps, that the Company believes are effective economic hedges but are not considered effective hedges under SFAS No. 133, primarily because they are hedging an off-balance sheet financial instrument or, in the case of the Floor Income Contracts, are written options which under SFAS No. 133 have a more stringent effectiveness hurdle to meet. These derivatives are classified as “trading” for GAAP purposes and as a result they are marked-to-market through GAAP earnings with no consideration for the price fluctuation of the hedged item.
      Net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (“realized derivative market value adjustment”) that do not qualify as hedges under SFAS No. 133 are included in the derivative market value adjustment on the income statement. As a result, the derivative market value adjustment includes the unrealized changes in the fair value of the Company’s derivatives (except effective cash flow hedges which are recorded in other comprehensive income), the unrealized changes in fair value of hedged items in qualifying fair value hedges, as well as the realized changes in fair value related to derivative net settlements and dispositions that do not qualify for hedge accounting.
SFAS No. 150
      Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” equity forward contracts that allow a net settlement option either in cash or the Company’s stock are required to be accounted for in accordance with SFAS No. 133 as derivatives. As a result, the Company marks the equity forward contracts to market through earnings. In accordance with SFAS No. 150, equity forward contracts that were entered into prior to June 1, 2003 and outstanding at July 1, 2003, were marked-to-market on July 1, 2003 and resulted in a gain of $130 million, which was reflected as a “cumulative effect of accounting change” in the consolidated statements of income.
     Debt Management Fees and Collections Revenue
      In the purchased receivables business, the Company focuses on various types of consumer debt with an emphasis on charged-off credit card receivables. The Company accounts for its investments in charged-off receivables in accordance with Practice Bulletin 6, “Amortization of Discounts on Certain Acquired Loans,” whereby the Company establishes static pools of relatively homogeneous accounts and initially records them at cost. The Company then recognizes income each month based on each static pool’s effective interest rate. Monthly cash collections are all allocated to revenue and principal reduction based on the estimated internal rate of return. The static pools are tested monthly for impairment.
      The Company also receives contingency fees for collections on behalf of clients. Revenue is recognized upon receipt of the customer funds or upon notification of collection when clients receive borrower payments directly.
      The Company also receives fees from guarantor agencies for default aversion services when a loan is delinquent and is initially placed with the Company. The Company is obligated to provide such services for the remaining life of the loan for no additional fee. In the event that the loan defaults, the Company is obligated to rebate a portion of the fee to the guarantor agency in proportion to the principal and interest outstanding when

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
2.     Significant Accounting Policies (Continued)
the loan defaults. The Company recognizes fees received, net of actual rebates, over the service period which is estimated to be rendered over the life of the loan.
     Guarantor Servicing Fees
      The Company performs services including loan origination and account maintenance services for guarantor agencies, ED, educational institutions and financial institutions. The fees associated with these services are accrued as earned. The Company is party to a guarantor servicing contract with United Student Aid Funds, Inc. (“USA Funds”), which accounts for 85 percent of the 2004 guarantor servicing.
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
      During the years ended December 31, 2004, 2003, and 2002, the Company capitalized $18 million, $17 million, and $23 million, respectively, in costs related to software development, and expensed $99 million, $95 million, and $70 million, respectively, related to routine maintenance, betterments and amortization. At December 31, 2004 and 2003, the unamortized balance of capitalized internally developed software included in other assets was $44 million, $39 million, and $42 million, respectively.
     Goodwill and Intangible Assets
      The Company accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” pursuant to which goodwill and intangible assets with indefinite lives are not amortized but must be tested for impairment annually or more frequently if an event indicates that the asset(s) might be impaired. Intangible assets with finite lives are amortized over their estimated lives. Such assets are amortized using the straight line method or accelerated method, depending on the asset class, over a period of up to eighteen years.
     Accounting for Stock-Based Compensation
      The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for employee stock options. Under APB No. 25, the Company does not recognize compensation expense on fixed award plans unless the exercise price of its employee stock options is less than the market price of the underlying stock on the date of grant. The Company grants all of its options at the fair market value of the underlying stock on the date of grant. Consequently, the Company has not recorded such expense in the periods presented.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
2.     Significant Accounting Policies (Continued)
      The fair values for the options granted in the years ended December 31, 2004 and 2003 were estimated at the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions:

	Years Ended December 31,

	2004	2003	2002

Risk free interest rate	2.59%	2.47%	3.56%
Expected volatility	16.27%	25.31%	31.32%
Expected dividend rate	1.66%	1.28%	1.14%
Expected life of the option (in years)	3 years	3 years	3 years
      The following table summarizes pro forma disclosures for the years ended December 31, 2004, 2003 and 2002, as if the Company had accounted for employee and Board of Directors stock options granted subsequent to December 31, 1994 under the fair market value method as set forth in SFAS No. 123. The option value is amortized over an assumed vesting period of three years or to the actual date of vesting, whichever comes first.

	Years Ended December 31,

	2004	2003	2002

Net income attributable to common stock	$1,901,769	$1,522,059	$780,495
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(41,885)	(85,503)	(104,081)

Pro forma net income attributable to common stock	$1,859,884	$1,436,556	$676,414

Basic earnings per common share, after cumulative effect of accounting change	$4.36	$3.37	$1.69

Pro forma basic earnings per common share, after cumulative effect of accounting change	$4.26	$3.18	$1.46

Diluted earnings per common share, after cumulative effect of accounting change	$4.04	$3.18	$1.64

Pro forma diluted earnings per common share, after cumulative effect of accounting change	$3.96	$3.00	$1.43

     Income Taxes
      Income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes.” The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company’s assets and liabilities. To the extent tax laws change, deferred tax assets and liabilities are adjusted in the period that the tax change is enacted.
      “Income tax expense” includes (i) deferred tax expense, which represents the net change in the deferred tax asset or liability balance during the year plus any change in a valuation allowance, and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a tax authority plus amounts accrued for expected tax deficiencies (including both tax and interest).

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
2.     Significant Accounting Policies (Continued)
      In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records a reserve for expected controversies with the Internal Revenue Service and various state taxing authorities when it is deemed that deficiencies arising from such controversies are probable and reasonably estimable. This reserve includes both tax and interest on these deficiencies.
     Minority Interest in Subsidiaries
      Minority interest in subsidiaries represents interest held in AFS Holdings, LLC and the Washington Transferee Corporation of approximately 36 percent and 34 percent, respectively, at December 31, 2004.
     Earnings per Common Share
      The Company computes earnings per common share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per common share (“Basic EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share (“Diluted EPS”) reflect the potential dilutive effect of: (i) additional common shares that are issuable upon exercise of outstanding stock options, deferred compensation, restricted stock units, and the outstanding commitment to issue shares under the Employee Stock Purchase Plan, determined by the treasury stock method, (ii) the assumed conversion of convertible notes, determined by the “if-converted” method (see “Effect of Contingently Convertible Debt on Diluted Earnings per Share” below) and (iii) equity forwards, determined by the reverse treasury stock method. See Note 15, “Common Stock,” for further discussion.
     Reclassifications
      Certain reclassifications have been made to the balances as of and for the years ended December 31, 2003 and 2002, to be consistent with classifications adopted for 2004.
     Recently Issued Accounting Pronouncements
          Share-Based Payment
      On December 16, 2004, FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) in the first interim or annual reporting period beginning after June 15, 2005, irrespective of the entity’s fiscal year. Early adoption is permitted in periods in which financial statements have not yet been issued. SFAS No. 123(R) allows for two transition alternatives for public companies: (a) modified-prospective transition or (b) modified-retrospective transition. We are still evaluating both methods, but have tentatively decided to apply the modified-retrospective transition alternative for all periods presented and will recognize compensation cost in the amounts previously reported in the pro forma footnote disclosure under the provisions of SFAS No. 123(R). Had we adopted SFAS No. 123 in 2004, our diluted earnings per share would have been $0.08 lower and the effect going forward should have a similar effect on diluted earnings per share.
          Effect of Contingently Convertible Debt on Diluted Earnings per Share
      In December 2004, the Company adopted the EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which addresses the timing of the inclusion of the dilutive

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
2.     Significant Accounting Policies (Continued)
effect of contingently convertible debt instruments (“Co-Cos”) in diluted earnings per share. Co-Cos are generally convertible into the common shares of the issuer after the common stock share price exceeds a predetermined threshold for a specified time period, generally referred to as the market price trigger. EITF No. 04-8 requires the shares underlying the Co-Cos be included in diluted earnings per share computations regardless of whether the market price trigger or the conversion price has been met using the “if-converted” accounting method. EITF No. 04-8 is effective for reporting periods ending after December 15, 2004 with retroactive restatement to all required reporting periods. As a result, the diluted earnings per common share amounts have been retroactively restated for all prior periods presented to give effect to the application of EITF No. 04-8 as it relates to the Company’s $2 billion Co-Cos issued in May 2003. The effect of the adoption of EITF No. 04-8 was to decrease diluted earnings per common share, as discussed in Note 15, “Common Stock.”
          Accounting for Certain Loans or Debt Securities Acquired in a Transfer
      In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP No. 03-3 applies to acquired loans and debt securities where there has been evidence of deterioration in credit quality at the date of purchase and for which it is probable that the investor will not be able to collect all contractually required payments. It addresses the accounting for differences between the contractual cash flows of acquired loans and the cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality.
      SOP No. 03-3 requires purchased loans and debt securities within its scope to be initially recorded at fair value and prohibits the recording of a valuation allowance at the date of purchase. It limits the yield that may be accreted as interest income on such loans to the excess of an investor’s estimate of undiscounted expected principal, interest and other cash flows from the loan over the investor’s initial investment in the loan. Subsequent increases in estimated future cash flows to be collected would be recognized prospectively in interest income through a yield adjustment over the remaining life of the loan. Decreases in estimated future cash flows to be collected would be recognized as an impairment expense. SOP No. 03-3 primarily applies prospectively to loans acquired in fiscal years beginning after December 15, 2004. The Company is currently evaluating the effect of the adoption of SOP No. 03-3 on its consolidated financial statements.
3.     Student Loans
      The FFELP is subject to comprehensive reauthorization every five years and to frequent statutory and regulatory changes. The most recent reauthorization was the Higher Education Amendments of 1998.
      There are three principal categories of FFELP loans: Stafford loans, PLUS loans, and Consolidation Loans. Generally, Stafford and PLUS loans have repayment periods of between five and ten years. Consolidation Loans have repayment periods of twelve to thirty years. FFELP loans obligate the borrower to pay interest at a stated fixed rate or an annually reset variable rate that has a cap. The interest rates are either fixed to term or reset annually on July 1 of each year depending on when the loan was originated and the loan type. The Company earns interest at the greater of the borrower’s rate or a floating rate. If the floating rate exceeds the borrower rate, ED makes a payment directly to the Company based upon the SAP formula. In low or certain declining interest rate environments when student loans are earning at the fixed borrower rate, while the interest on the funding for the loans is variable and declining, the Company can earn additional spread income that it refers to as Floor Income.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
3.     Student Loans (Continued)
      As of December 31, 2004 and 2003, 63 percent of the Company’s on-balance sheet student loan portfolio was in repayment. Most of the Company’s loans do not require repayment while the borrower is in-school and during the grace period immediately upon leaving school. The borrower may also be granted a deferment or forbearance for a period of time based on need, during which time the borrower is not considered to be in repayment. Interest continues to accrue on loans in deferment and forbearance.
      FFELP loans originated prior to October 1, 1993 are insured for 100 percent of their unpaid balance against the borrower’s default, death, disability or bankruptcy. Insurance on FFELP loans originated on or after October 1, 1993 is set at 98 percent but can be increased to 100 percent if a servicer qualifies for the Exceptional Performer designation as discussed in “Allowance for FFELP Student Loan Losses” in Note 4. The two percent uninsured portion is referred to as Risk Sharing for holders of these loans. Insurance on FFELP loans is provided by certain state or non-profit guarantee agencies, which are reinsured by the federal government. At December 31, 2004 and 2003, the Company owned $6.9 billion and $39.8 billion of 98 percent reinsured FFELP loans, and $51.7 billion and $4.7 billion of 100 percent reinsured loans, respectively. Health Education Assistance Loans (“HEAL”) are directly insured 100 percent by the federal government.
      In addition to federal loan programs, which place statutory limits on per year and total borrowing, the Company offers a variety of Private Education Loans. Private Education Loans for post-secondary education and loans for career training can be subdivided into two main categories: loans that supplement FFELP student loans primarily for higher and lifelong learning programs and loans for career training. The Company bears the full risk of any losses experienced in the non-insured Private Education Loan portfolio, and as a result these loans are underwritten and priced based upon standardized consumer credit scoring criteria. In addition, students who do not meet the Company’s minimum underwriting standards are required to obtain a credit-worthy co-borrower. Approximately 48 percent of the Company’s Private Education Loans have a co-borrower.
      The estimated weighted average life of student loans in the Company’s portfolio was approximately 8.7 years and 9.3 years at December 31, 2004 and 2003, respectively. The following table reflects the distribution of the Company’s student loan portfolio by program.

	December 31,

	2004		2003

FFELP — Stafford	$15,584,683	23.8%	$15,280,494	30.7%
FFELP — PLUS/SLS	2,036,893	3.1	2,083,964	4.2
FFELP — Consolidation Loans	40,965,445	62.7	26,459,538	53.2
Private Education Loans	5,794,629	8.9	4,757,442	9.6
HEAL(1)	991,368	1.5	1,160,835	2.3

Total student loans, gross	65,373,018	100.0%	49,742,273	100.0%

Unamortized premium/discount, net	787,696		516,665

	66,160,714		50,258,938
Allowance for student loan losses	(179,664)		(211,709)

Total student loans, net	$65,981,050		$50,047,229

(1)	The HEAL program was integrated into the FFELP in 1998, so there are no new originations under that program.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
4.     Allowance for Student Loan Losses
      The provision for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the student loan portfolios. The evaluation of the provisions for student loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. The Company believes that the allowance for student loan losses is appropriate to cover probable losses in the student loan portfolios.
      The following table summarizes changes in the allowance for student loan losses for both the Private Education Loan and federally insured student loan portfolios for the years ended December 31, 2004, 2003, and 2002.

	Years ended December 31,

	2004	2003	2002

Balance at beginning of period	$211,709	$230,684	$251,689
Additions
Provisions for student loan losses	133,123	142,077	110,328
Recoveries	14,138	13,106	10,683
Deductions
Reductions for student loan sales and securitizations	(35,887)	(85,579)	(27,427)
Charge-offs	(117,441)	(95,445)	(84,648)
Reduction in federal Risk Sharing allowance/provision for EP designation	(32,709)	—	—
Other	6,731	6,866	(29,941)

Balance at end of period	$179,664	$211,709	$230,684

      In addition to the provision for student loan losses, provisions for other losses totaled $11 million, $5 million, and $6 million for the years ended December 31, 2004, 2003, and 2002, respectively.
Allowance for FFELP Student Loan Losses
      Effective for a renewable one-year period beginning on October 19, 2004, Sallie Mae Servicing was designated as an Exceptional Performer (“EP”) by the ED in recognition of meeting certain performance standards set by the ED in servicing FFELP loans. As a result of this designation, the Company receives 100 percent reimbursement on default claims on federally guaranteed student loans that are serviced by Sallie Mae Servicing for a period of at least 270 days before the date of default and will no longer be subject to the two percent Risk Sharing on these loans. The Company is entitled to receive this benefit as long as the Company remains in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria. The 100 percent reimbursement applies to all FFELP loans that are serviced by the Company as well as default claims on federally guaranteed student loans that the Company owns but are serviced by other service providers with the EP designation. At December 31, 2004, approximately 88 percent of the Company’s on-balance sheet federally insured loans are no longer subject to Risk Sharing. As a result of this designation, in the third quarter of 2004 the Company has reduced the balance in the allowance for loan losses by $33 million.
Allowance for Private Education Loan Losses
      The allowance for Private Education Loan losses is an estimate of losses in the portfolio at the balance sheet date that will be charged off in subsequent periods. The Company estimates its losses using historical

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
4.     Allowance for Student Loan Losses (Continued)
data from its Private Education Loan portfolios, extrapolations of FFELP loan loss data, current trends and relevant industry information. As the Company’s Private Education Loan portfolios continue to mature, more reliance is placed on the Company’s own historic Private Education Loan charge-off and recovery data. Accordingly, during the fourth quarter, the Company revised its expected default assumptions to further align the allowance estimate with its collection experience and the terms and policies of the individual Private Education Loan programs. The Company uses this data in internally developed models to estimate the amount of losses, net of subsequent collections, expected to occur in the Private Education Loan portfolios.
      When calculating the Private Education Loan loss reserve, the Company divides the portfolio into categories of similar risk characteristics based on loan program type, underwriting criteria, existence or absence of a co-borrower, repayment begin date and repayment status. The Company then applies default and collection rate projections to each category. The repayment begin date indicates when the borrower is required to begin repaying their loan. The Company’s career training Private Education Loan programs (27 percent of the Private Education Loan portfolio at December 31, 2004) generally require the borrowers to start repaying their loan immediately. The Company’s higher education Private Education Loan programs (73 percent of the Private Education Loan portfolio at December 31, 2004) do not require the borrowers to begin repayment until they have graduated or otherwise left school. Consequently, the loss estimates for these programs are minimal while the borrower is in school. At December 31, 2004, 48 percent of the principal balance in the higher education Private Education Loan portfolio relates to borrowers who are still in-school (not required to make payments). As the current portfolio ages, an increasing percentage of the borrowers will leave school and be required to begin payments on their loans. The allowance for losses will increase accordingly with the increasing percentage of borrowers in repayment.
      The Company’s loss estimates include losses to be incurred over the loss confirmation period, which is two years for career training loans beginning when the loan is originated and five years for higher education loans beginning when the borrower leaves school. The Company’s collection policies allow for periods of nonpayment for borrowers requesting additional payment grace periods upon leaving school or experiencing temporary difficulty meeting payment obligations. This is referred to as forbearance status. At December 31, 2004, 3 percent of the Private Education Loan portfolio was in forbearance status. The loss confirmation period is in alignment with the Company’s typical collection cycle and the Company considers these periods of nonpayment.
      Private Education Loan principal and accrued interest is charged off against the allowance at 212 days delinquency. Private Education Loans continue to accrue interest until they are charged off. Recoveries on loans charged off are recorded directly to the allowance.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
4.     Allowance for Student Loan Losses (Continued)
      The following table summarizes changes in the allowance for student loan losses for on-balance sheet Private Education Loans for the years ended December 31, 2004, 2003 and 2002.

	Years ended December 31,

	2004	2003	2002

Allowance at beginning of year	$165,716	$180,933	$193,435
Provision for loan losses	129,768	107,408	93,832
Other	372	20,631	(27,020)
Charge-offs	(110,271)	(83,001)	(75,641)
Recoveries	14,007	11,096	9,039

Net charge-offs	(96,264)	(71,905)	(66,602)
Balance before securitization of Private Education Loans	199,592	237,067	193,645
Reduction for securitization of Private Education Loans	(27,706)	(71,351)	(12,712)

Allowance at end of year	$171,886	$165,716	$180,933

Net charge-offs as a percentage of average loans in repayment	3.57%	2.59%	2.40%
Allowance as a percentage of the ending total loan balance	3.07%	3.57%	3.38%
Allowance as a percentage of the ending loans in repayment	6.05%	6.50%	6.05%
Allowance coverage of net charge-offs	1.79	2.30	2.72
Average total loans	$4,795	$5,018	$5,059
Ending total loans	$5,592	$4,636	$5,356
Average loans in repayment	$2,697	$2,772	$2,774
Ending loans in repayment	$2,842	$2,551	$2,992
      The Company charges the borrower fees on certain Private Education Loans, both at origination and when the loan enters repayment. Such fees are deferred and recognized into income as a component of interest over the estimated average life of the related pool of loans. These fees are charged to compensate for anticipated loan losses.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
4.     Allowance for Student Loan Losses (Continued)
Delinquencies
      The table below shows the Company’s Private Education Loan delinquency trends as of December 31, 2004, 2003 and 2002. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	December 31,

	2004		2003		2002

(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$2,787		$1,970		$2,171
Loans in forbearance(2)	166		236		285
Loans in repayment and percentage of each status:
Loans current	2,555	89.9%	2,268	88.9%	2,776	92.8%
Loans delinquent 31-60 days(3)	124	4.4	115	4.5	102	3.4
Loans delinquent 61-90 days	56	2.0	62	2.4	43	1.4
Loans delinquent greater than 90 days	107	3.7	106	4.2	71	2.4

Total Private Education Loans in repayment	2,842	100%	2,551	100.0%	2,992	100%

Total Private Education Loans, gross	5,795		4,757		5,448
Private Education Loan unamortized discount	(203)		(121)		(92)

Total Private Education Loans	5,592		4,636		5,356
Private Education Loan allowance for losses	(172)		(166)		(181)

Private Education Loans, net	$5,420		$4,470		$5,175

Percentage of Private Education Loans in repayment	49.0%		53.6%		54.9%

Delinquencies as a percentage of Private Education Loans in repayment	10.1%		11.1%		7.2%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing procedures and policies.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
5.     Investments
      A summary of investments and restricted investments as of December 31, 2004 and 2003 follows:

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Investments
Trading
U.S. Treasury and other U.S. government agency obligations:
U.S. Treasury securities (Rabbi Trust)	$148	$7	$—	$155

Total investment securities trading	$148	$7	$—	$155

Available-for-sale
U.S. Treasury and other U.S. government agency obligations:
U.S. Treasury backed securities	$1,483,102	$388,095	$(520)	$1,870,677
U.S. government-guaranteed securities	155,888	1,709	—	157,597
U.S. Treasury securities	103,365	3	(186)	103,182
U.S. government agencies obligations	51,446	105	(179)	51,372
State and political subdivisions of the U.S.:
Student loan revenue bonds	22,655	493	—	23,148
Other securities:
Certificates of Deposit	550,300	—	—	550,300
Asset-backed securities	371,553	835	(99)	372,289
Commercial paper	139,986	—	—	139,986
Other securities	5,530	42	—	5,572

Total investment securities available-for-sale	$2,883,825	$391,282	$(984)	$3,274,123

Restricted Investments
Available-for sale
U.S. Treasury and other U.S. government agencies obligations	$197,373	$—	$(755)	$196,618
Third party repurchase agreements	143,300	—	—	143,300
Guaranteed investment contracts	85,866	—	—	85,866

Total available-for-sale restricted investments	$426,539	$—	$(755)	$425,784

Held-to-maturity
Guaranteed investment contracts	$9,031	$131	$(14)	$9,148
Other securities	2,718	—	—	2,718

Total held-to-maturity restricted investments	$11,749	$131	$(14)	$11,866

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
5.     Investments (Continued)

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Investments
Trading
U.S. Treasury and other U.S. government agency obligations:
U.S. Treasury securities (Rabbi Trust)	$150	$16	$—	$166

Total investment securities trading	$150	$16	$—	$166

Available-for-sale
U.S. Treasury and other U.S. government agency obligations:
U.S. Treasury backed securities	$1,189,540	$505,101	$—	$1,694,641
U.S. Treasury securities	88,442	3	(1)	88,444
State and political subdivisions of the U.S.:
Student loan revenue bonds	79,282	1,568	(16)	80,834
Other securities:
Asset-backed securities	730,245	2,115	(14)	732,346
Commercial paper	1,115,142	—	—	1,115,142
Certificates of Deposit	655,300	—	—	655,300
Other securities	3,558	82	—	3,640

Total investment securities available-for-sale	$3,861,509	$508,869	$(31)	$4,370,347

Restricted Investments
Available-for sale
U.S. Treasury and other U.S. government agencies obligations	$64,418	$238	$(105)	$64,551
Third party repurchase agreements	138,600	—	—	138,600

Total available-for-sale restricted investments	$203,018	$238	$(105)	$203,151

Held-to-maturity
Guaranteed investment contracts	$14,326	$230	$(30)	$14,526
Other securities	2,833	—	—	2,833

Total held-to-maturity restricted investments	$17,159	$230	$(30)	$17,359

      As of December 31, 2004 and 2003, $178 million and $220 million of the net unrealized gain (after tax) related to available-for-sale investments was included in accumulated other comprehensive income. Of the total available-for-sale securities outstanding as of December 31, 2004, $524 million (fair value) has been pledged as collateral.
      The Company sold available-for-sale securities with a fair value of $124 million, $11 million and $137 million for the years ended December 31, 2004, 2003 and 2002, respectively. There were no realized

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
5.     Investments (Continued)
gains or losses on sales in 2004 and 2003. For the year ended December 31, 2002, sales resulted in net realized gains of $3 million.
      In conjunction with the GSE Wind-Down, the Company purchased $1.5 billion of securities which were placed in the Master Defeasance Trust that settled December 29, 2004. See Note 21, “Completion of the GSE Wind-Down,” for a detailed discussion regarding the completion of the GSE Wind-Down.
      As of December 31, 2004, the stated maturities for the investments (including restricted investments) are shown in the following table:

	December 31, 2004

	Held-to-	Available-for-
	maturity	Sale	Trading	Other

Year of Maturity
2005	$1,848	$1,104,457	$—	$2,852
2006	—	328,515	155	—
2007	903	758,161	—	5,097
2008	—	520,451	—	—
2009	910	525,963	—	5,690
2010-2014	2,718	2,915	—	216,618
After 2014	5,487	459,445	—	74,443

Total (Fair Value)	$11,866	$3,699,907	$155	$304,700

      At December 31, 2004 and 2003, the Company also had other investments of $305 million and $677 million, respectively. These investments included leveraged leases discussed below.
      At December 31, 2004 and 2003, the Company had investments in leveraged leases, net of impairments, totaling $148 million and $175 million, respectively, and direct financing leases totaling $21 million and $24 million, respectively, that are general obligations of two commercial airlines and Federal Express Corporation. The direct financing leases are carried in other assets on the balance sheet. The aircraft financing business for traditional airlines continues to be adversely affected by the slowdown in the commercial aircraft industry, higher fuel costs and increased competition from new discount carriers. In recognition of this trend, and the deteriorating financial condition of Delta Airlines, the Company recognized an after-tax charge of $17 million or $.04 per share in the third quarter of 2004. In 2002, the Company recognized an after-tax charge of $57 million or $.12 per share to reflect the impairment of certain aircraft leased to United Airlines. Based on an analysis of the potential losses on certain leveraged leases plus the increase in incremental tax obligations related to forgiveness of debt obligations and/or the taxable gain in the sale of the aircraft, the Company’s remaining after-tax exposure to two commercial airlines totaled $80 million at December 31, 2004.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
6.     Goodwill and Acquired Intangible Assets
      Intangible assets include the following:

		As of December 31 , 2004

	Average		Accumulated
(Dollars in millions)	Amortization Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$239	$(48)	$191
Tax exempt bond funding (1)	10 years	64	(6)	58
Software and technology	7 years	80	(39)	41
Non-compete agreements	2 years	10	(7)	3

Total		393	(100)	293

Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	71	—	71

Total acquired intangible assets		$464	$(100)	$364

(1)	In connection with the Company’s 2004 acquisition of Southwest Student Services Corporation (see Note 11, “Acquisitions”), the Company acquired certain tax exempt bonds that enable the Company to earn a minimum yield of 9.5 percent on student loans funded by those bonds in indentured trusts. If the student loan is removed from the trust such that it is no longer funded by the bonds, it ceases earning the minimum yield of 9.5 percent. A different student loan can be substituted in the trust and begin earning the minimum yield of 9.5 percent. This feature remains as long as the bonds are outstanding.

		As of December 31 , 2003

	Average		Accumulated
(Dollars in millions)	Amortization Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	14 years	$174	$(32)	$142
Software and technology	7 years	78	(27)	51
Non-compete agreements	2 years	6	(5)	1

Total		258	(64)	194

Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	59	—	59

Total acquired intangible assets		$317	$(64)	$253

      The Company recorded amortization of $36 million, $27 million, and $27 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company will continue to amortize its intangible assets with definite useful lives over their remaining estimated useful lives. The Company estimates amortization expense associated with these intangible assets will be $55 million, $47 million, $44 million, $36 million and $23 million for the years ended December 31, 2005, 2006, 2007, 2008, and 2009, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
6.     Goodwill and Acquired Intangible Assets (Continued)
      A summary of changes in the Company’s goodwill by reportable segment is as follows:

	January 1,		December 31,
(Dollars in millions)	2004	Acquisitions	2004

Lending	$191	$245	$436
Debt Management Operations	79	118	197
Corporate and Other	69	1	70

Total	$339	$364	$703

	January 1,		December 31,
(Dollars in millions)	2003	Acquisitions	2003

Lending	$164	$27	$191
Debt Management Operations	63	16	79
Corporate and Other	80	(11)	69

Total	$307	$32	$339

      In 2004, the Company acquired two student lending companies and one debt management company as described in detail in Note 11, “Acquisitions.” In 2003, the Company acquired one student lending company and one mortgage company. Accordingly, during 2004 and 2003, the Company recorded goodwill of $334 million and $28 million, respectively, associated with these acquisitions. During 2004 and 2003, the Company also finalized the purchase price allocations associated with its 2003 and 2002 acquisitions, respectively, and adjusted goodwill for certain earn-out payments associated with these prior acquisitions.
7.     Short-Term Borrowings
      Short-term borrowings have a remaining term to maturity of one year or less. The following tables summarize outstanding short-term borrowings at December 31, 2004, 2003 and 2002, the weighted average stated interest rates at the end of each period, and the related average balances and weighted average stated interest rates during the periods.

			Year ended
	December 31, 2004		December 31, 2004

		Weighted		Weighted
		Average		Average
	Ending	Interest	Average	Interest
	Balance	Rate	Balance	Rate

Six month floating rate notes	$—	—%	$1,585,830	1.18%
Other floating rate notes	29,256	4.96	373,888	1.22
Discount notes	—	—	1,687,391	.96
Commercial paper	—	—	125,224	1.86
Short-term portion of long-term notes	2,177,839	2.83	6,824,097	3.18

Total short-term borrowings	$2,207,095	2.86%	$10,596,430	2.44%

Maximum outstanding at any month end	$20,177,348

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
7.     Short-Term Borrowings (Continued)

			Year ended
	December 31, 2003		December 31, 2003

		Weighted		Weighted
		Average		Average
	Ending	Interest	Average	Interest
	Balance	Rate	Balance	Rate

Six month floating rate notes	$2,724,669	.97%	$2,987,643	1.09%
Other floating rate notes	215,532	.95	841,248	1.18
Discount notes	3,376,440	.96	8,338,001	1.16
Fixed rate notes	—	—	602,527	2.34
Commercial paper	—	—	59,053	1.27
Short-term portion of long-term notes	12,418,744	3.27	12,166,460	2.61

Total short-term borrowings	$18,735,385	2.50%	$24,994,932	1.89%

Maximum outstanding at any month end	$28,709,732

			Year ended
	December 31, 2002		December 31, 2002

		Weighted		Weighted
		Average		Average
	Ending	Interest	Average	Interest
	Balance	Rate	Balance	Rate

Six month floating rate notes	$2,999,631	1.25%	$3,006,177	1.71%
Other floating rate notes	2,297,954	1.18	2,579,690	1.70
Discount notes	7,029,037	1.75	10,586,685	1.95
Fixed rate notes	1,649,969	2.35	1,693,771	2.79
Commercial paper	234,975	1.38	136,914	1.75
Securities sold — not yet purchased and repurchase agreements	—	—	146,500	1.70
Short-term portion of long-term notes	11,407,389	1.90	12,015,155	2.25

Total short-term borrowings	$25,618,955	1.74%	$30,164,892	2.07%

Maximum outstanding at any month end	$33,431,624

      To match the interest rate characteristics of short-term notes with the interest rate characteristics of certain assets, the Company enters into interest rate swaps with independent parties. Under these agreements, the Company makes periodic payments, generally indexed to the related asset rates, or rates which are highly correlated to the asset rates, in exchange for periodic payments, which generally match the Company’s interest obligations on fixed or variable rate notes (see Note 10, “Derivative Financial Instruments”). Payments and receipts on the Company’s interest rate swaps are not reflected in the above tables.
      As of December 31, 2004, the Company has $5 billion in revolving credit facilities which provide liquidity support for general corporate purposes including backup for its commercial paper program. They include a $1.5 billion 364-day revolving credit facility maturing in October 2005, a $1 billion 5-year revolving credit facility maturing in October 2007, a $1 billion 5-year revolving credit facility maturing in October 2008, and a $1.5 billion 5-year revolving credit facility maturing in 2009. The Company has never drawn on these facilities. Interest on these facilities is based on LIBOR plus a spread that is determined by the amount of the facility utilized and the Company’s credit rating.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
8.     Long-Term Notes
      The following tables summarize outstanding long-term notes at December 31, 2004 and 2003, the weighted average stated interest rates at the end of the periods, and the related average balances during the periods.

			Year ended
			December 31,
	December 31, 2004		2004

		Weighted
		Average
	Ending	Interest	Average
	Balance	Rate	Balance

Floating rate notes:
U.S. dollar denominated:
Interest bearing, due 2006-2047	$47,792,701	2.48%	$35,023,181
Non U.S. dollar denominated:
Australian dollar–denominated, due 2009	164,003	5.82	102,150
Euro–denominated, due 2006-2040	4,339,287	2.33	2,321,228
Singapore dollar–denominated, due 2009	30,000	1.58	25,492
Sterling-denominated, due 2006-2039	722,571	5.08	570,479

Total floating rate notes	53,048,562	2.51	38,042,530
Fixed rate notes:
U.S. dollar denominated:
Interest bearing, due 2006-2043	12,614,188	4.67	12,923,633
Zero coupon	—	—	204,890
Non U.S. dollar denominated:
Australian dollar-denominated, due 2009	310,949	5.70	169,779
Canadian dollar-denominated, due 2009	167,262	4.32	11,490
Euro-denominated, due 2006-2039	5,728,710	3.27	4,047,730
Hong Kong dollar-denominated, due 2014	26,563	4.70	22,945
Japanese yen-denominated, due 2009-2034	453,211	1.63	277,526
Singapore dollar-denominated, due 2014	66,498	3.56	52,055
Sterling-denominated, due 2006-2039	3,319,666	4.51	2,305,444
Swiss franc-denominated, due 2009	178,964	2.37	75,800

Total fixed rate notes	22,866,011	4.22	20,091,292

Total long-term notes	$75,914,573	3.03%	$58,133,822

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
8.     Long-Term Notes (Continued)

			Year ended
			December 31,
	December 31, 2003		2003

		Weighted
		Average
	Ending	Interest	Average
	Balance	Rate	Balance

Floating rate notes:
U.S. dollar denominated:
Interest bearing, due 2005-2047	$22,129,213	1.37%	$13,764,648
Non U.S. dollar denominated:
Euro–denominated, due 2006	17,836	2.36	1,515

Total floating rate notes	22,147,049	1.37	13,766,163
Fixed rate notes:
U.S. dollar denominated:
Interest bearing, due 2005-2043	13,018,659	4.40	13,222,312
Zero coupon, due 2014-2022	252,889	11.79	239,343
Non U.S. dollar denominated:
Euro-denominated, due 2005-2033	2,474,432	3.47	884,227
Sterling-denominated, due 2005-2039	1,915,145	5.04	294,887

Total fixed rate notes	17,661,125	4.44	14,640,769

Total long-term notes	$39,808,174	2.73%	$28,406,932

      The Company had $37.1 billion and $16.6 billion of long-term debt outstanding as of December 31, 2004 and 2003, respectively, which is on-balance sheet secured securitization trust debt (including asset-backed commercial paper). The Company also had $6.9 billion and $1.4 billion of long-term debt outstanding as of December 31, 2004 and 2003, respectively, related to additional secured, limited obligation or non-recourse borrowings related to several indenture trusts. The face value of the student loans on the balance sheet which secured this debt was $42 billion and $18 billion as of December 31, 2004 and 2003, respectively.
      To match the interest rate and currency characteristics of its long-term notes with the interest rate and currency characteristics of its assets, the Company enters into interest rate and foreign currency swaps with independent parties. Under these agreements, the Company makes periodic payments, generally indexed to the related asset rates, or rates which are highly correlated to the asset rates, in exchange for periodic payments which generally match the Company’s interest and foreign currency obligations on fixed or variable rate borrowings (see Note 10, “Derivative Financial Instruments”). Payments and receipts on the Company’s interest rate and foreign currency swaps are not reflected in the tables above. The Company swaps all foreign currency denominated debt to U.S dollars.
      At December 31, 2004, the Company had outstanding long-term notes with call features totaling $11.2 billion, and had $6.2 billion of outstanding long-term notes that are putable by the investor to the Company prior to the stated maturity date. As of December 31, 2004, the stated maturities (for putable debt,

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
8.     Long-Term Notes (Continued)
the stated maturity date is the put date) and maturities if accelerated to the call dates for long-term notes are shown in the following table:

	December 31, 2004

	Stated	Maturity to
Year of Maturity	Maturity(1)	Call Date(1)

2005	$2,473,164	$6,125,964
2006	14,379,879	14,465,026
2007	7,868,128	7,930,189
2008	5,809,912	6,346,391
2009	5,608,599	6,023,644
2010	3,293,810	3,297,332
2011-2047	34,673,959	29,918,905

	74,107,451	74,107,451
SFAS No. 133 derivative market value adjustment	1,807,122	1,807,122

	$75,914,573	$75,914,573

(1)	The Company views its on-balance sheet securitization trust debt as long-term and projects its maturities based on the Company’s current estimates regarding loan prepayment speeds. The projected principal paydowns of $2.5 billion shown in year 2005 relate to the on-balance sheet securitization trust debt.
      In May 2003, the Company completed a private offering of $2 billion aggregate principal amount of 32-year unsecured senior convertible debentures that are convertible, under certain conditions, into shares of SLM common stock, at an initial conversion price of $65.98. The investors generally can only convert the debentures if the Company’s stock price has appreciated to 130 percent of the conversion price ($85.77) for a prescribed period, or the Company calls the debentures. The convertible debentures bear interest at a floating rate equal to three-month LIBOR minus .05 percent, until July 25, 2007, after which, the debentures can pay additional contingent interest under certain circumstances. Beginning on July 25, 2007, the Company may call the debentures and the investors may put the debentures, subject to certain conditions.
9.     Student Loan Securitization
     Securitization Activity
      The Company securitizes its student loan assets, and for transactions qualifying as sales, retains a Residual Interest which may include reserve and other cash accounts, and servicing rights (as the Company retains the servicing responsibilities), all of which are referred to as the Company’s Retained Interest in securitized receivables. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The investors and the securitization trust have no recourse to the Company’s other assets for the failure of the student loans to pay when due.
      Prior to 2003, all of the Company’s securitization structures were off-balance sheet transactions. In certain 2003 and 2004 Consolidation Loan securitization structures, the Company holds rights that can affect the remarketing of the bonds, such that these trusts did not qualify as QSPEs and as a result were required to be accounted for on-balance sheet as VIEs. These securitization structures were developed to broaden and diversify the investor base for Consolidation Loan securitizations by allowing the Company to issue bonds with

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
9.     Student Loan Securitization (Continued)
non-amortizing, fixed rate and foreign currency denominated tranches. (As of December 31, 2004, the Company had $31.5 billion of securitized student loans in on-balance sheet securitization trusts.) These securitizations are included as financings in the table below.
      The following table summarizes the Company’s securitization activity for the years ended December 31, 2004, 2003 and 2002. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on balance sheet.

	Years ended

	December 31, 2004				December 31, 2003				December 31, 2002

	No. of	Amount	Pre-Tax	Gain	No. of	Amount	Pre-Tax	Gain	No. of	Amount	Pre-Tax	Gain
	Transactions	Securitized	Gain	%	Transactions	Securitized	Gain	%	Transactions	Securitized	Gain	%

FFELP
Stafford loans	4	$10,002	$134	1.3%	4	$5,772	$73	1.3%	7	$11,033	$101	.9%
Consolidation Loans	—	—	—	—	2	4,256	433	10.2	1	1,976	194	9.8
Private Education Loans	2	2,535	241	9.5	3	3,503	238	6.8	1	690	43	6.2

Total securitizations — sales	6	12,537	$375	3.0%	9	13,531	$744	5.5%	9	13,699	$338	2.5%

Asset-backed commercial paper (1)	1	4,186			—	—			—	—
Consolidation Loans	6	17,124			7	16,592			—	—

Total securitizations — financings	7	21,310			7	16,592			—	—

Total securitizations	13	$33,847			16	$30,123			9	$13,699

(1)	In the second quarter of 2004 the Company closed its first asset-backed commercial paper program. The program is a revolving 364-day multi-seller conduit that allows the Company to borrow up to $5 billion subject to annual extensions. The Company may purchase loans out of this trust at its discretion and as a result, the trust does not qualify as a QSPE and is accounted for on-balance sheet as a VIE.
      Key economic assumptions used in estimating the fair value of the Residual Interests at the date of securitization resulting from the student loan securitization sale transactions completed during the years ended December 31, 2004 and 2003 were as follows:

	Years ended December 31,

	2004			2003

	FFELP		Private	FFELP		Private
	Stafford	Consolidation	Education	Stafford	Consolidation	Education
	Loans	Loans(1)	Loans	Loans	Loans	Loans

Prepayment speed	**	—	6%	9%	7%	6%
Weighted-average life (in years)	4.2	—	7.2	4.6	8.0	6.5
Expected credit losses (% of principal securitized)	0.12%	—	4.72%	0.52%	0.75%	4.03%
Residual cash flows discounted at (weighted average)	12%	—	12%	12%	6%	12%

(1)	No securitizations in the period qualified for sale treatment.

**	Securitizations through August 2004 used a CPR of 20 percent for 2004, 15 percent for 2005, and 6 percent thereafter. Securitizations from September 2004 through December 2004 used a CPR of 20 percent for 2004 through 2005, 15 percent for 2006 and 6 percent thereafter.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
9.     Student Loan Securitization (Continued)
      The following table summarizes cash flows received from or paid to the off-balance sheet securitization trusts during the years ended December 31, 2004, 2003 and 2002:

	Years ended December 31,

(Dollars in millions)	2004	2003	2002

Net proceeds from new securitizations completed during the period	$12,476	$13,483	$13,785
Purchases of delinquent Private Education Loans from securitization trusts	(33)	(6)	—
Servicing fees received(1)	319	298	274
Cash distributions from trusts related to Residual Interests	844	870	861

(1)	The Company receives annual servicing fees of 90 basis points, 50 basis points and 70 basis points of the outstanding securitized loan balance related to its FFELP Stafford, Consolidation Loan and Private Education Loan securitizations, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
9.     Student Loan Securitization (Continued)
     Changes in Accounting Estimates Affecting the Residual Interest in Securitized Loans
      The Company updated certain assumptions during 2004 that it uses in the valuation of the Residual Interest. The following are the significant assumption changes that were made:

	As of December 31,	As of December 31,
	2004	2003

FFELP Stafford loan CPR(1)	20% - 2005	20% - 2004
	15% - 2006	15% - 2005
	6% - thereafter	6% - thereafter
Private Education Loan CPR(2)	3%	6%
FFELP expected credit losses (as a % of securitized loan balance outstanding)(3)	0%	0.17%

(1)	The FFELP Stafford loan CPR assumption was increased to account for the continued high levels of Consolidation Loan activity over the past three years. Unless there is a legislative change in HEA reauthorization, the Company believes that high levels of Consolidation Loan activity will continue.

(2)	The Private Education Loan CPR assumption was decreased due to these loans repaying slower than originally projected, including a slower prepayment.

(3)	The Company lowered its assumption of expected FFELP credit losses to zero percent to reflect the effect of the EP designation on Sallie Mae serviced FFELP loans in the trusts. The EP designation is discussed in more detail in Note 4, “Allowance for Student Loan Losses.”
     Retained Interest in Securitized Receivables
      The following table summarizes the fair value of the Company’s Retained Interests along with the underlying student loans that relate to those securitizations that were treated as sales.

	As of December 31, 2004		As of December 31, 2003

		Underlying		Underlying
	Retained	Securitized	Retained	Securitized
	Interest	Loan	Interest	Loan
(Dollars in millions)	Fair Value	Balance(3)	Fair Value	Balance(3)

FFELP Stafford loans	$1,037	$27,444	$1,023	$26,420
Consolidation Loans	585	7,393	994	8,076
Private Education Loans	694	6,309	459	3,983

Total(1)(2)	$2,316	$41,146	$2,476	$38,479

(1)	Unrealized gains (pre-tax) included in accumulated other comprehensive income related to the Retained Interests totaled $445 million and $443 million as of December 31, 2004 and 2003, respectively.

(2)	Includes $399 million and $727 million related to the fair value of the Embedded Floor Income as of December 31, 2004 and 2003, respectively.

(3)	In addition to student loans in off-balance sheet trusts, the Company had $31.5 billion and $16.1 billion of securitized student loans outstanding (face amount) as of December 31, 2004 and 2003, respectively, in on-balance sheet Consolidation Loan securitization trusts.
      The Company recorded $80 million, $96 million and $40 million of impairment related to the Retained Interests for the years ended December 31, 2004, 2003 and 2002, respectively. These impairment charges are recorded as a loss and are included as a reduction to securitization revenue. The impairment charge for 2004 is

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
9.     Student Loan Securitization (Continued)
primarily the result of (a) FFELP Stafford loans continuing to consolidate at levels faster than projected resulting in $47 million of impairment and (b) rising interest rates during the second quarter 2004 which decreased the value of the Floor Income component of the Company’s Retained Interest resulting in $33 million of impairment. Impairment for 2003 and 2002 was primarily due to FFELP Stafford loans prepaying faster than projected.
      The following table reflects key economic assumptions used in the valuation of the Retained Interest at December 31, 2004, and the sensitivity of the current fair value of the Retained Interests to adverse changes in those assumptions. The effect of a variation in a particular assumption on the fair value of the Retained Interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
9.     Student Loan Securitization (Continued)
increased credit losses), which might magnify or counteract the sensitivities. These sensitivities are hypothetical and should be used with caution, as the actual results could be materially different than these estimates.

	Year ended December 31, 2004

	FFELP		Consolidation Loan		Private Education Loan
	Trusts		Trusts		Trusts

Fair value of Residual Interest (millions)	$1,037		$585	(5)	$694
Weighted-average life (in years)	3.1		8.2		7.5
Prepayment speed assumptions (annual rate)	6%- 20	% (2)	6%		3%
Impact on fair value of 5% absolute increase	$(112)		$(88)		$(136)
Impact on fair value of 10% absolute increase	$(207)		$(158)		$(240)
Expected credit losses	0	% (4)	0	%(4)	4.54	%(3)
Impact on fair value of 5% absolute increase in default rate	$—		$—		$(137)
Impact on fair value of 10% absolute increase in default rate	$—		$—		$(274)
Residual cash flows discount rate	12%		9%		12%
Impact on fair value of 5% absolute increase	$(100)		$(84)		$(128)
Impact on fair value of 10% absolute increase	$(183)		$(147)		$(218)

Difference between Asset and Funding underlying	3 month LIBOR forward curve at December 31, 2004
indices(1)	plus contracted spreads
Impact on fair value of 0.25% absolute increase in funding index compared to Asset index	$(164)		$(69)		$(9)
Impact on fair value of 0.50% absolute increase in funding index compared to Asset index	$(335)		$(138)		$(18)

(1)	Student loan assets are primarily indexed to a Treasury bill, commercial paper or a Prime index. Funding within the trust is primarily indexed to a LIBOR index. Sensitivity analysis increases funding indices as indicated while keeping asset underlying indices fixed.

(2)	20% in 2005, 15% in 2006 and 6% thereafter.

(3)	The Company includes expected credit losses when projecting future cash flows related to the Private Education Loan securitizations’ Residual Interest. In every instance to date, the Company has exercised a contingent call option and purchased delinquent Private Education Loans at par from the trust prior to default. Thus, no loss has been sustained by any of the trusts or the related Residual Interests. When the Company purchases delinquent Private Education Loans from the trust, the Company records a loss for the difference between the par value paid and the loan’s fair value at the time of purchase. The Company recorded losses of $27 million and $1 million for the years ended December 31, 2004 and 2003, respectively, related to this activity.

(4)	As previously discussed in Note 4, “Allowance for Student Loan Losses,” the FFELP trusts do not experience credit losses because of the Company’s EP designation. As a result, there is no change in fair value related to credit losses. An increase in FFELP default rates will increase prepayment speeds and these effects are depicted above in the prepayment speed assumption sensitivity.

(5)	Certain consolidation trusts have $1.9 billion of non-U.S. dollar (Euro denominated) bonds outstanding. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly-rated counterparties. These swaps are in a $477 million gain position (in the aggregate) as a result of the decline in the exchange rates between the U.S. dollar and the Euro. This unrealized market value gain is not a part of the fair value of the Residual Interest in the table

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
9.     Student Loan Securitization (Continued)

above. The Company’s corporate derivatives contain provisions that typically require collateral to be posted on a regular basis for changes in market values. In contrast, the derivatives that the trusts have entered into do not require the swap counterparties to post collateral to the respective trust for changes in market value. Collateral is only required in the event the trust’s swap counterparty’s credit rating has been withdrawn or has been downgraded below a certain level. If the swap counterparty does not post the required collateral or is downgraded further, the counterparty must find a suitable replacement counterparty or provide the trust with a letter of credit or a guaranty from an entity that has the required credit ratings. Ultimately, the Company’s exposure related to a swap counterparty failing to make its payments is limited to the fair value of the related trust’s Residual Interest which was $451 million as of December 31, 2004.

10.	Derivative Financial Instruments

Risk Management Strategy
      The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. The Company’s goal is to manage interest rate sensitivity by modifying the repricing or maturity and index characteristics of certain balance sheet assets and liabilities (including the Residual Interest from off-balance sheet securitizations) so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation. The Company views this strategy as a prudent management of interest rate sensitivity. In addition, the Company utilizes derivative contracts to minimize the economic impact of changes in foreign currency exchange rates on certain debt obligations that are denominated in foreign currencies. As foreign currency exchange rates fluctuate, these liabilities will appreciate and depreciate in value. These fluctuations are offset by changes in the value of the cross-currency interest rate swaps executed to hedge these instruments. Management believes certain derivative transactions entered into as hedges, primarily Floor Income Contracts, equity forward contracts, and certain basis swaps and Eurodollar futures contracts, are economically effective; however, those transactions may not qualify for hedge accounting under SFAS No. 133 (as discussed below) and thus may adversely impact earnings.
      By using derivative instruments, the Company is exposed to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and/or stock prices. Credit risk is the risk that a counterparty will not perform its obligations under a contract. With respect to derivative contracts, credit risk can be measured as the fair value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed periodically by the Company’s credit department. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements may be required as well. When the Company has more than one outstanding derivative transaction with a counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e. a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure represents the netting of the positive and negative exposures with the same counterparty. When there is a net negative exposure, the Company considers its exposure to the counterparty to be zero. At December 31, 2004 and 2003, such net positive exposure (derivative gain positions to the Company less collateral which has been posted by counterparties to the Company) related to corporate derivatives was $67 million and $59 million, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
10.     Derivative Financial Instruments (Continued)
      The Company’s on-balance sheet securitization trusts have $8.9 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2004. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly-rated counterparties. As of December 31, 2004, these swaps are in a $1.4 billion gain position, on an aggregate basis, as a result of the decline in the exchange rates between the U.S. dollar and the Euro and between the U.S. dollar and the British Pound Sterling. As previously discussed, the Company’s corporate derivatives contain provisions which require collateral to be posted on a regular basis for changes in market values. These trusts’ derivatives are structured such that the swap counterparties are not required to post collateral to the respective trust for changes in market value. The trust’s swap counterparties are only required to post collateral if their credit rating has been withdrawn or has been downgraded below a certain level. If the swap counterparty does not post the required collateral or is downgraded further, the counterparty must find a suitable replacement counterparty or provide the trust with a letter of credit or a guaranty from an entity that has the required credit ratings. As of December 31, 2004, no collateral has been posted by the counterparties as there has been no decline in the credit rating of any counterparty which would have required that counterparty to post collateral. Ultimately, the Company’s exposure related to a swap counterparty failing to make its required payments is limited to the trust assets (primarily student loans and cash) which collateralize the outstanding bonds in the trust. Because the bonds outstanding generally are at parity with the assets that collateralize the bonds, management believes that even in periods of great stress in the foreign currency markets, the likelihood of a material loss is remote.

SFAS No. 133
      Derivative instruments that are used as part of the Company’s interest rate and foreign currency risk management strategy include interest rate swaps, basis swaps, cross-currency interest rate swaps, interest rate futures contracts, and interest rate floor and cap contracts with indices that relate to the pricing of specific balance sheet assets and liabilities including the Residual Interests from off-balance sheet securitizations. On January 1, 2001, the Company adopted SFAS No. 133 which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. As more fully described below, if certain criteria are met, derivative instruments are classified and accounted for by the Company as either fair value or cash flow hedges. If these criteria are not met, the derivative financial instruments are accounted for as trading.
Fair Value Hedges
      Fair value hedges are generally used by the Company to hedge the exposure to changes in fair value of a recognized fixed rate asset or liability. The Company enters into interest rate swaps to convert fixed rate assets into variable rate assets and fixed rate debt into variable rate debt. The Company also enters into cross-currency interest rate swaps to convert foreign currency denominated fixed and floating debt to U.S. dollar denominated variable debt. For fair value hedges, the Company generally considers all components of the derivative’s gain and/or loss when assessing hedge effectiveness and generally hedges either changes in fair value due to interest rates or the total change in fair value.
Cash Flow Hedges
      Cash flow hedges are used by the Company to hedge the exposure to variability in cash flows for a forecasted debt issuance and for mismatches between the underlying indices of assets and liabilities. This strategy is used primarily to minimize the exposure to volatility from future changes in interest rates and the spread between different indices. Gains and losses on the effective portion of a qualifying hedge are

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
10.     Derivative Financial Instruments (Continued)
accumulated in other comprehensive income and ineffectiveness is recorded immediately to earnings. In the case of a forecasted debt issuance, gains and losses are reclassified to earnings over the period which the stated hedged transaction impacts earnings. If the stated transaction is deemed probable not to occur, gains and losses are reclassified immediately to earnings. In assessing hedge effectiveness, all components of each derivative’s gains or losses are included in the assessment. The Company generally hedges exposure to changes in cash flows due to changes in interest rates or total changes in cash flow.
Trading Activities
      When instruments do not qualify as hedges under SFAS No. 133, they are accounted for as trading. The Company sells interest rate floors to hedge the Embedded Floor Income options in student loan assets. These relationships do not satisfy hedging qualifications under SFAS No. 133, but are considered economic hedges for risk management purposes. The Company uses this strategy to minimize its exposure to changes in interest rates.
      The Company also uses basis swaps to minimize earnings variability caused by having different reset characteristics on the Company’s interest-earning assets and interest-bearing liabilities. These swaps usually possess a term of up to ten years with a pay rate indexed to 91-day Treasury bill, 3-month commercial paper, 52-week Treasury bill, LIBOR, Prime, or 1-year constant maturity Treasury rates. The specific terms and notional amounts of the swaps are determined based on management’s review of its asset/liability structure, its assessment of future interest rate relationships, and on other factors such as short-term strategic initiatives. These swaps typically do not qualify as hedges and are accounted for as trading.
      In addition, the Company enters into equity forward contracts. These contracts are viewed as economic hedges but do no qualify as hedges under SFAS No. 133. (See Note 15, “Common Stock,” for a further discussion of equity forward contracts.) The Company utilizes the strategy to minimize exposure to fluctuations in the Company’s stock price and to better manage the cost of its share repurchases. The Company’s equity forward contracts provide for physical, net share or net cash settlement options. In addition, the Company may be required to unwind portions or all of a contract if the price of the Company’s common stock falls below a certain percentage of the strike price (usually between 50 percent to 65 percent) or if the Company’s credit rating falls below a pre-determined level.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
10.     Derivative Financial Instruments (Continued)
Summary of Derivative Financial Statement Impact
      The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at December 31, 2004 and 2003, and their impact on other comprehensive income and earnings for the years ended December 31, 2004, 2003 and 2002. At December 31, 2004 and 2003, $524 million and $158 million (fair value), respectively, of available-for-sale investment securities and $222 million and $31 million, respectively, of cash were pledged as collateral against these derivative instruments.

	December 31,

	Cash Flow		Fair Value		Trading		Total

	2004	2003	2004	2003	2004	2003	2004	2003

Fair Values
(Dollars in millions)
Interest rate swaps	$25	$(4)	$(176)	$(182)	$(84)	$(133)	$(235)	$(319)
Floor/ Cap contracts	—	—	—	—	(625)	(1,168)	(625)	(1,168)
Futures	—	(76)	—	—	(2)	(40)	(2)	(116)
Equity forwards	—	—	—	—	139	48	139	48
Cross-currency interest rate swaps	—	—	1,839	281	—	—	1,839	281

Total	$25	$(80)	$1,663	$99	$(572)	$(1,293)	$1,116	$(1,274)

Notional Values
(Dollars in billions)
Interest rate swaps	$5.8	$1.6	$13.4	$16.8	$85.9	$74.2	$105.1	$92.6
Floor/ Cap contracts	—	—	—	—	41.7	34.1	41.7	34.1
Futures	1.0	8.2	—	—	6.5	23.1	7.5	31.3
Cross-currency interest rate swaps	—	—	13.7	4.1	—	—	13.7	4.1
Other(1)	—	—	—	—	2.0	2.0	2.0	2.0

Total	$6.8	$9.8	$27.1	$20.9	$136.1	$133.4	$170.0	$164.1

Contracts
(Shares in millions)
Equity forwards	—	—	—	—	42.8	43.5	42.8	43.5

(1)	“Other” consists of an embedded derivative bifurcated from the convertible debenture issuance that relates primarily to certain contingent interest and conversion features of the debt. The embedded derivative has had zero fair value since inception. (See Note 8, “Long-Term Notes.”)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
10.     Derivative Financial Instruments (Continued)

	Years Ended December 31,

	Cash Flow				Fair Value					Trading			Total

(Dollars in millions)	2004	2003	2002		2004	2003		2002		2004	2003	2002	2004	2003	2002

Changes to accumulated other comprehensive income, net of tax
Hedge ineffectiveness reclassified to earnings	$9	$(1)	$1		$—	$—		$—		$—	$—	$—	$9	$(1)	$1
Change in fair value to cash flow hedges	22	(12)	(82)		—	—		—		—	—	—	22	(12)	(82)
Amortization of effective hedges and transition adjustment(1)	26	15	9		—	—		—		—	—	1	26	15	10
Discontinued hedges	1	5	31		—	—		—		—	—	—	1	5	31

Change in accumulated other comprehensive income, net	$58	$7	$(41)		$—	$—		$—		$—	$—	$1	$58	$7	$(40)

Earnings Summary
Amortization of closed futures contracts’ gains/losses in interest expense(2)	$(40)	$(24)	$(16)		$—	$—		$—		$—	$—	$—	$(40)	$(24)	$(16)
Amortization of transition adjustment	—	—	—		—	—		—		—	—	(1)	—	—	(1)
Recognition of hedge losses related to GSE Wind-Down	(10)	—	—		—	—		—		—	—	—	(10)	—	—
Derivative market value adjustment — Realized(3)	(4)	(7)	(47)		—	—		—		(709)	(732)	(831)	(713)	(739)	(878)
Derivative market value adjustment — Unrealized(4)	—	1 (5)	(1	) (5)	(15)	(1	) (5)	1	(5)	1,577	501	(204)	1,562	501	(204)

Total earnings impact	$(54)	$(30)	$(64)		$(15)	$(1)		$1		$868	$(231)	$(1,036)	$799	$(262)	$(1,099)

(1)	The Company expects to amortize $25 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging the forecasted issuance of debt instruments that are outstanding as of December 31, 2004.

(2)	For futures contracts that qualify as SFAS No. 133 hedges where the hedged transaction occurs.

(3)	Includes net settlement income/expense related to trading derivatives and realized gains and losses related to derivative dispositions.

(4)	In addition to the unrealized derivative market value adjustment, the Company recorded a $130 million cumulative effect of accounting change for equity forward contracts in accordance with the transition provisions of SFAS No. 150 in 2003. Explanation of the transition can be found in Note 2, “Significant Accounting Policies”.

(5)	The change in fair value of cash flow and fair value hedges represents amounts related to ineffectiveness.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

11.	Acquisitions
      During 2004, the Company acquired two student lending businesses which offer similar or complementary services to services offered by the Company, and one debt management company that expands the Company’s product offerings and industry reach in the debt management business. In 2003, the Company acquired one student lending and one mortgage company. The Company accounted for these transactions under the purchase method of accounting as defined in SFAS No. 141.

AFS Holdings, LLC
      On September 16, 2004, the Company acquired a 64 percent controlling interest in AFS Holdings, LLC and its principal subsidiaries Arrow Financial Services LLC and Arrow Funding LLC (collectively, “AFS”), for a purchase price of approximately $165 million including cash consideration and certain acquisition costs. AFS is a full-service, accounts receivable management company that purchases charged-off debt, conducts contingency collection work and performs third-party receivables servicing across a number of consumer asset classes. Under the terms of the agreement, the Company has the option to purchase the remaining interest in AFS over a three-year period.
      This acquisition expands the Company’s existing Debt Management Operations (“DMO”) business segment. The results of operations of AFS have been included in the Company’s consolidated financial statements since the acquisition date and are reflected within the DMO segment’s financial results as discussed further in Note 18, “Segment Reporting.” The acquisition and AFS’s pro forma results of operations prior to the acquisition date were deemed immaterial to the Company’s consolidated financial statements.
      The acquisition was accounted for under the purchase method of accounting as defined in SFAS No. 141. The Company allocated the purchase price to the fair values of the acquired tangible assets, liabilities and identifiable intangible assets as of the acquisition date as determined by an independent appraiser. The purchase price allocation resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of approximately $111 million. The remaining fair value of AFS’s assets and liabilities was primarily allocated to purchased loan portfolios and other identifiable assets.
      Goodwill resulting from this transaction reflects the benefits the Company expects to derive from AFS’s experienced management team, existing servicing platform and several new asset classes in a new line of business. It also reflects the benefits from the combined operations of AFS and SLM Corporation’s existing DMO business segment. Goodwill will be reviewed for impairment in accordance with SFAS No. 142, as discussed further in Note 2, “Significant Accounting Policies.”
      Identifiable intangible assets includes AFS’s trade name, an indefinite life intangible asset, with a fair value of approximately $11 million as of the acquisition date and definite life intangible assets with aggregate fair values of approximately $20 million as of the acquisition date, $15 million of which is attributed to customer relationships.

Southwest Student Services Corporation
      On October 15, 2004, the Company purchased all of the outstanding stock of Southwest Student Services Corporation (“Southwest”) from the Helios Education Foundation for total consideration of approximately $533 million including cash of $525 million and restricted stock of $8 million, the exercise of which is contingent on the combined company’s achievement of specified loan origination volumes. Southwest provides for the origination, funding, acquisition and servicing of education loans. Southwest provides student loans and related services nationally with a primary focus on colleges and universities in Arizona and Florida. The transaction includes Southwest’s existing student loan portfolio, its Arizona-based loan origination and servicing center and its sales and marketing operations.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

11.	Acquisitions (Continued)
      The results of operations of Southwest have been included in the consolidated financial statements since the acquisition date and are included in the financial results of the Company’s Lending segment as described more fully in Note 18, “Segment Reporting.” The acquisition and Southwest’s pro forma results of operations prior to the acquisition date were deemed immaterial to the Company’s consolidated financial statements.
      The acquisition was accounted for under the purchase method of accounting as defined in SFAS No. 141. The Company allocated the purchase price to the fair values of the acquired tangible assets, liabilities and identifiable intangible assets as of the acquisition date as determined by an independent appraiser with the exception of assets associated with Southwest’s student loan portfolio, the values of which were determined based on valuation models that the Company uses to value its student loan portfolios. The purchase price allocation resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of approximately $220 million. The fair value of Southwest’s assets and liabilities at the date of acquisition is presented below:

(Dollars in millions)

Student loans	$5,019
Cash and investments	134
Goodwill	220
Other intangible assets	85
Other assets	91
Short-term borrowings	(77)
Long-term notes	(4,829)
Other liabilities	(110)

Net assets acquired	$533

      Goodwill resulting from this transaction reflects the benefits the Company expects to derive from the combined operations of Southwest and the Company’s existing Lending business segment. Goodwill will be reviewed for impairment in accordance with SFAS No. 142, as discussed further in Note 2, “Significant Accounting Policies.”
      Identifiable intangible assets include primarily definite life intangible assets with aggregate fair values of approximately $85 million, $64 million of which represents additional value that is created by certain tax exempt bonds that enable Southwest to earn an interest rate in excess of the federally mandated benchmark interest rate on student loans funded by these bonds. This asset will be amortized over a 10 year period based on the term of the underlying bonds.
      The purchase price allocation of Southwest’s assets and liabilities is preliminary, but the Company does not anticipate any material differences between this preliminary allocation and the final allocation, which will be completed by the end of the first quarter.

Education Assistance Foundation and Student Loan Finance Association
      On December 13, 2004, the Company closed the first step in a two step purchase of the secondary market and related businesses of Education Assistance Foundation (“EAF”) and its affiliate, Student Loan Finance Association (“SLFA”) and its subsidiaries for a purchase price of approximately $435 million.
      The first step of the transaction included SLFA’s $1.8 billion student loan portfolio (and the related funding). In addition, as a part of this transaction, the Company entered into a full service guarantor servicing

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

11.	Acquisitions (Continued)
contract with EAF’s affiliate, Northwest Education Association (“NELA”), a guarantee agency for FFELP student loans that serves the Pacific Northwest. In a related transaction, NELA became an affiliate of USA Funds, the Company’s largest guarantor servicing client. The Company plans to acquire the remaining assets and liabilities in the second step of the transaction which is expected to close in 2005.
      The results of operations of Washington Transferee Corporation (“WTC”), an indirect subsidiary of SFLA have been included in the Company’s consolidated financial statements since the acquisition date and are reflected within the financial results of the Company’s Lending business segment as discussed further in Note 18, “Segment Reporting.” The acquisition and the acquired business’ pro forma results of operations prior to the acquisition date were deemed immaterial to the Company’s consolidated financial statements. The December 31, 2004 balance sheet reflects a preliminary purchase price allocation based on an estimate of the fair values of the assets acquired, that resulted in goodwill of approximately $3 million. The Company is in the process of finalizing its valuation of the acquired assets and has engaged an independent appraiser to assist in the valuation, where appropriate. The Company does not anticipate any significant differences between its preliminary purchase price allocation and the final allocation.

Academic Management Services Corporation
      On November 17, 2003, the Company purchased all of the outstanding stock of Academic Management Services Corporation (“AMS”) for a purchase price of approximately $77 million including cash consideration and certain acquisition costs. AMS originates student loans and provides tuition payment plans services.
      The results of operations of AMS have been included in the Company’s consolidated financial statements since the acquisition date and are reflected within the Company’s Lending segment results as discussed further in Note 18, “Segment Reporting.” The acquisition and AMS’s proforma results of operations prior to the acquisition date were deemed immaterial to the Company’s consolidated financial statements.
      The acquisition was accounted for under the purchase method of accounting as defined in SFAS No. 141. The Company finalized its purchase price allocation in 2004 allocating the purchase price to the fair values of the acquired tangible assets, liabilities and identifiable intangible assets as of the acquisition date as determined by an independent appraiser. The final purchase price allocation resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of approximately $38 million. Goodwill will be reviewed for impairment in accordance with SFAS No. 142 as discussed further in Note 2, “Significant Accounting Policies.”

12.	Fair Values of Financial Instruments
      SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires estimation of the fair values of financial instruments. The following is a summary of the assumptions and methods used to estimate those values.

Student Loans
      Fair value is determined by a combination of analyzing amounts that the Company has paid recently to acquire similar loans in the secondary market, and an analysis of the Floor Contract element.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
12.     Fair Values of Financial Instruments (Continued)

Academic Facilities Financings and Other Loans
      The fair values of lines of credit, academic facilities financings and other loans were determined through standard bond pricing formulas using current market interest rates and credit spreads and quotes from third parties.

Cash and Investments (Including “Restricted”)
      For investments with remaining maturities of three months or less, carrying value approximated fair value. Investments in U.S. Treasury securities were valued at market quotations. All other investments were valued through standard bond pricing formulas using current market interest rates and credit spreads.

Short-term Borrowings and Long-term Notes
      For borrowings with remaining maturities of three months or less, carrying value approximated fair value. The fair value of all other financial liabilities was determined through standard bond pricing formulas using current market interest rates and credit spreads and quotes from third parties.

Derivative Financial Instruments
      The fair values of derivative financial instruments were determined by a combination of pricing through standard bond pricing formulas using current market interest rates and credit spreads, and obtaining fair values from third parties.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
12.     Fair Values of Financial Instruments (Continued)
      The following table summarizes the fair values of the Company’s financial assets and liabilities, including derivative financial instruments.

	December 31, 2004			December 31, 2003

	Fair	Carrying		Fair	Carrying
(Dollars in millions)	Value	Value	Difference	Value	Value	Difference

Earning assets
Student loans	$67,431	$65,981	$1,450	$51,559	$50,047	$1,512
Academic facilities financings and other loans	1,099	1,048	51	1,084	1,031	53
Cash and investments	9,186	9,186	—	8,001	8,001	—

Total earning assets	77,716	76,215	1,501	60,644	59,079	1,565

Interest bearing liabilities
Short-term borrowings	2,210	2,207	(3)	18,793	18,735	(58)
Long-term notes	76,085	75,915	(170)	40,200	39,808	(392)

Total interest bearing liabilities	78,295	78,122	(173)	58,993	58,543	(450)

Derivative financial instruments
Floor Income/ Cap Contracts	(625)	(625)		(1,168)	(1,168)	—
Interest rate swaps	(235)	(235)	—	(319)	(319)	—
Cross currency interest rate swaps	1,839	1,839	—	281	281	—
Equity forwards	139	139	—	48	48	—
Futures contracts	(2)	(2)	—	(116)	(116)	—

Excess of fair value over carrying value			$1,328			$1,115

13.	Commitments, Contingencies and Guarantees

Bank One/ JPMorgan Chase Relationships
      The Company has committed to purchase student loans from various lenders including its largest lending partners, Bank One and JPMorgan Chase. During 2004, the Company acquired an aggregate $6.9 billion of student loans from Bank One and JPMorgan Chase, which represents 38 percent of the student loans it originated through its Preferred Channel.
      On July 30, 2004, following the merger of JPMorgan Chase and Bank One, the Company and Bank One entered into a comprehensive agreement under which, among other things:

•	the Company agreed to the termination of its marketing services agreement with Bank One, effectively allowing Bank One to “in-source” the marketing of its own education loans;

•	Bank One paid a $14 million termination fee to the Company;

•	the Company extended its ExportSS agreement, through which the Company purchases certain Bank One-branded FFELP student loans and certain Private Education Loans, from March 2005 through August 2008; and

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
13.     Commitments, Contingencies and Guarantees (Continued)

•	for a $9 million fee paid to the Company, Bank One terminated a separate loan purchase agreement that was entered into with USA Group prior to the Company’s July 2000 acquisition of that entity. Following the termination, (1) the Company retained the right to purchase FFELP loans originated under this agreement for the 2004-2005 academic year and all serial loans and (2) all loans that the Company originates and services on the Company’s servicing platforms on behalf of Bank One will be committed for sale under the ExportSS agreement after the 2004-2005 academic year.
      In 2003, the last full year of the marketing services agreement with Bank One, the Company earned approximately $37 million in marketing service fees, of which $22 million was recognized in other income and $15 million was capitalized as a reduction in loan purchase premiums. In connection with the fees, the Company incurred and recognized $15 million in expenses.

JPMorgan Chase Joint Venture
      The Company’s separate joint venture with JPMorgan Chase currently remains in place, although JPMorgan Chase has rejected the Company’s offer to renew the agreements that support the joint venture and has filed a petition in a Delaware Chancery court seeking to dissolve the joint venture. See “Contingencies” below. Under terms of the joint venture, if the Company and JPMorgan Chase are unable to mutually agree upon the terms of a new loan purchase and servicing agreement for the five-year period beginning September 2007 by May 31, 2005, then either party may trigger a “Dutch Auction” process. Under that process, the electing party offers to purchase the other party’s 50 percent interest or sell its 50 percent interest in the joint venture at a specified price. The non-electing party then has the right to either sell its interest in the joint venture or purchase the electing party’s interest, in either case at the originally offered price. If the Company is the successful purchaser in a Dutch Auction, then for a two-year period following the closing:

•	JPMorgan Chase may not compete with the Company in the marketing, purchasing, servicing or ownership of education loans (except with respect to the continuation of business activities under the Bank One name or the name of any other JPMorgan Chase affiliate),

•	the Company may use certain JPMorgan Chase trademarks for a nominal annual fee, and

•	the Company acquires all rights to make additional FFELP student loans (serial loans) to customers of the joint venture who entered into master promissory notes prior to the Dutch Auction.
      If JPMorgan Chase is the successful purchaser in a Dutch Auction, then for a two-year period following the closing:

•	it may use certain Sallie Mae trademarks for a nominal annual fee,

•	the Company would be required to act as origination and servicing agent for JPMorgan Chase at market rates, and

•	the Company would be required to provide JPMorgan Chase with access to certain Sallie Mae products and services.
      If neither party triggers the Dutch Auction process, then the loan purchase agreement (under which the joint venture sells student loans to Sallie Mae) will expire on August 31, 2007 and the joint venture will expire in 2026. Absent any negotiated settlement or other income, JPMorgan Chase and Sallie Mae would share equally in the economics of the joint venture from September 1, 2007 until the expiration of the joint venture. Through its lawsuit, JPMorgan Chase is seeking to dissolve the joint venture without having to follow the mutually agreed upon Dutch Auction process. A JPMorgan Chase request with the Chancery court for an

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
13.     Commitments, Contingencies and Guarantees (Continued)
expedited schedule for a final hearing on the merits has been stayed pending settlement discussions among the parties. See “Contingencies.”
      The Company has issued lending-related financial instruments including letters of credit and lines of credit to meet the financing needs of its customers. Letters of credit support the issuance of state student loan revenue bonds. They represent unconditional guarantees of the Company to repay holders of the bonds in the event of a default. In the event that letters of credit are drawn upon, such loans are collateralized by the student loans underlying the bonds. The initial liability recognition and measurement provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of the Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” are effective for such guarantees issued or modified after December 31, 2003. During 2004, there were no new letters of credit issued or modifications to existing letters of credit. Accordingly, the Company’s financial statements do not include a liability for the estimated fair value of these guarantees.
      The Company offers a line of credit to certain financial institutions and other institutions in the higher education community for the purpose of buying or originating student loans. In the event that a line of credit is drawn upon, the loan is collateralized by underlying student loans. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment, and the counterparty subsequently fails to perform according to the terms of its contract with the Company.
      Commitments outstanding are summarized below:

	December 31,

	2004	2003

Student loan purchase commitments(1)(2)	$47,247,669	$37,230,275
Lines of credit	887,790	905,255
Letters of credit	157,674	1,566,652

	$48,293,133	$39,702,182

      The following schedule summarizes expirations of commitments to the earlier of call date or maturity date outstanding at December 31, 2004.

	Student Loan	Lines of	Letters of
	Purchases(1)(2)	Credit	Credit	Total

2005	$7,845,606	$150,000	$157,674	$8,153,280
2006	1,877,965	34,101	—	1,912,066
2007	14,120,323	327,317	—	14,447,640
2008	23,403,775	376,372	—	23,780,147

Total	$47,247,669	$887,790	$157,674	$48,293,133

(1)	Includes amounts committed at specified dates under forward contracts to purchase student loans and estimated future requirements to acquire student loans from lending partners estimated based on expected future volumes at contractually committed rates.

(2)	These commitments are not accounted for as derivatives under SFAS No. 133 as they do not meet the definition of a derivative due to the lack of a fixed and determinable purchase amount.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
13.     Commitments, Contingencies and Guarantees (Continued)

Contingencies
      On February 17, 2005, JPMorgan Chase, through its affiliates, petitioners TCB Education First Marketing Corporation and Chase Education Holdings, Inc., filed a petition in the Delaware Chancery Court for New Castle County seeking to dissolve the limited liability companies that comprise the Company’s joint venture with JPMorgan Chase. Those limited liability companies, Chase Education First LLC and Education First Finance LLC, and Sallie Mae, Inc., a wholly owned subsidiary of SLM Corporation, were named as respondents in the petition. JPMorgan Chase’s central claim in the petition is that a change in the Company’s business model from a secondary market into an originator of student loans has undermined the business of the joint venture, which is to market JPMorgan Chase-branded student loans. The Company believes that this claim is untenable since it began originating loans approximately four years before the parties comprehensively renegotiated and amended the joint venture effective as July  16, 2002. JPMorgan Chase also claims that the Dutch Auction dissolution provision, which was a negotiated provision in the joint venture agreements, is an inadequate remedy. On February 22, 2005, the petitioners filed a request with the Chancery court seeking an expedited schedule for a final hearing on the merits. That request has been stayed pending settlement discussions among the parties.
      The Company and various affiliates were defendants in a lawsuit brought by College Loan Corporation (“CLC”) in the United States District Court for the Eastern District of Virginia alleging various breach of contract and common law tort claims in connection with CLC’s consolidation loan activities. The Complaint sought compensatory damages of at least $60 million. On June 25, 2003, the jury returned a verdict in favor of the Company on all counts. CLC subsequently filed an appeal. On January 31, 2005, the United States Court of Appeals for the Fourth Circuit overturned the jury verdict on the grounds that the trial judge’s pretrial rulings improperly limited CLC’s proof at trial and remanded the case to the District Court for further proceedings. The Court of Appeals decision did not address the merits of the case. The Company filed a petition for rehearing or alternatively a rehearing en banc, which the Fourth Circuit denied. The Company intends to defend this case on the merits at the District Court. Plaintiffs are seeking punitive damages in addition to the compensatory damages.
      The Company was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit sought to bring a nationwide class action on behalf of all borrowers who allegedly paid “undisclosed improper and excessive” late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of two million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 27, 2003, the Superior Court granted the Company’s motion to dismiss the complaint in its entirety. On March 4, 2004, the District of Columbia Court of Appeals affirmed the Superior Court’s decision granting our motion to dismiss the complaint, but granted plaintiffs leave to re-plead the first count, which alleged violations of the D.C. Consumer Protection Procedures Act. On September 15, 2004, the plaintiffs filed an amended class action complaint. On October 15, 2004, the Company filed a motion to dismiss the amended complaint with the Superior Court for failure to state a claim and non-compliance with the Court of Appeals’ ruling. On December 27, 2004, the Superior Court granted the Company’s motion to dismiss the plaintiffs’ amended compliant. Plaintiffs have appealed the Superior Court’s December 27, 2004 dismissal order to the Court of Appeals. The Company believes that it will prevail on the merits of this case if it becomes necessary to further litigate this matter.
      In July 2003, a borrower in California filed a class action complaint against the Company and certain of its affiliates in state court in San Francisco in connection with a monthly payment amortization error discovered by the company in the fourth quarter of 2002. The complaint asserts claims under the California

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
13.     Commitments, Contingencies and Guarantees (Continued)
Business and Professions Code and other California statutory provisions. The complaint further seeks certain injunctive relief and restitution. On May 14, 2004, the court issued an order dismissing two of the three counts of the complaint. The case is currently in the discovery phase. While management is confident of a favorable outcome in this case, management believes that even an adverse ruling will not have a materially adverse effect on the Company’s financial conditions or results of operations.
      The Company continues to cooperate with the SEC concerning an informal investigation that the SEC initiated on January 14, 2004. Although there are currently no data requests outstanding and the SEC has not sought to interview any additional witnesses, discussions with the SEC are ongoing. The investigation concerns certain 2003 year-end accounting entries made by employees of one of the Company’s debt collection agency subsidiaries. The Company’s Audit Committee engaged outside counsel to investigate the matter and management conducted its own investigation. These investigations by the Audit Committee and management have been completed and the amounts in question were less than $100,000.
      The Company is also subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed or the accuracy of the Company’s reports to credit bureaus. In addition, the collections subsidiaries in the Company’s debt management operation group are occasionally named in individual plaintiff or class action lawsuits in which the plaintiffs allege that the Company has violated a federal or state law in the process of collecting their account. Management believes that these claims, lawsuits and other actions will not have a material adverse effect on its business, financial condition or results of operations.

14.	Preferred Stock
      At December 31, 2004, the Company had 3.3 million shares of 6.97 percent Cumulative Redeemable Preferred Stock, Series A outstanding. The shares do not have any maturity date but can be redeemed at the Company’s option, beginning November 16, 2009, at the redemption price of $50 plus accrued and unpaid dividends up to the redemption date. The shares have no preemptive or conversion rights.
      Dividends on the shares of the Series A Preferred Stock are not mandatory. Holders of the Series A Preferred Stock will be entitled to receive cumulative, quarterly cash dividends at the annual rate of $3.485 per share, when, as, and if declared by the Board of Directors of the Company. For each of the years ended December 31, 2004, 2003 and 2002, dividends paid on Series A Preferred Stock reduced net income by $11.5 million.

15.	Common Stock
      The Company’s shareholders have authorized the issuance of 1.1 billion shares of common stock (par value of $.20). At December 31, 2004, 424 million shares were issued and outstanding and 111 million shares were unissued but encumbered for outstanding convertible debt and outstanding options and remaining authority for stock-based compensation plans. The convertible debt offering and stock-based compensation plans are described in Note 8, “Long-Term Notes,” and Note 16, “Stock-Based Compensation Plans,” respectively. The Company has also encumbered 325.0 million shares out of those authorized for potential issuances for net share settlement of equity forward contracts.
      In September 2003, the Company retired 170 million shares of common stock held in treasury at an average price of $18.04 per share. This retirement decreased the balance in treasury stock by $3.1 billion, with corresponding decreases of $34 million in common stock and $3.1 billion in retained earnings.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
15.     Common Stock (Continued)
      In May 2003, the Company’s shareholders approved an increase in the number of shares of common stock the Company is authorized to issue from 375 million shares to 1.1 billion shares. Subsequently, the Board of Directors approved a three-for-one split of the Company’s common stock which was effected in the form of a stock dividend on June 20, 2003, for all shareholders of record on June 6, 2003. All share and per share amounts presented have been retroactively restated for the stock split. Stockholders’ equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from additional paid-in capital to common stock the par value of the additional shares issued as a result of the stock split.

Common Stock Repurchase Program and Equity Forward Contracts
      The Company regularly repurchases its common stock through both open market purchases and settlement of equity forward contracts. At December 31, 2004, the Company had outstanding equity forward contracts to purchase 42.8 million shares of its common stock at prices ranging from $39.74 to $50.47 per share.
      The equity forward contracts permit the counterparty to terminate a portion of the contracts prior to their maturity date if the price of the Company’s common stock falls below pre-determined levels as defined by the contract as the “initial trigger price.” The counterparty can continue to terminate portions of the contract if the stock price continues to reach lower pre-determined levels, until the price hits the “final trigger price” and the entire contract is terminated. For equity forward contracts in effect as of December 31, 2004, the initial trigger price ranges from approximately $19.87 to $32.81 and the final trigger price ranges from $19.87 to $27.76.
      In addition, some of the Company’s equity forward contracts enable the counterparty to terminate all outstanding equity forward contracts if the unsecured and unsubordinated long-term debt rating of the Company falls to or below BBB- for S&P or Baa3 for Moody’s. This provision or one substantially the same is contained in the contracts of nine of the Company’s twelve equity forward counterparties with outstanding positions.
      The Company has negotiated with each of its equity forward counterparties a limit on the total number of shares that can be required to be delivered to that counterparty in net share settlement of the transactions. As of December 31, 2004 and 2003, the aggregate maximum number of shares that the Company could be required to deliver was 325.0 million and 389.2 million, respectively.
      During September 2004 and November 2004, the Company amended substantially all of its outstanding equity forward purchase contracts. The strike prices on these contracts were adjusted to the then current market share prices of the common stock and the total number of shares under contract was reduced from 53.4 million shares to 46.7 million shares and 49.0 million shares to 42.2 million shares, respectively. As a result of these amendments, the Company received a total of 13.4 million shares that settled in September and November free and clear in cashless transactions. This reduction of 13.4 million shares covered by the equity forward contracts is shown on a net basis in the “exercises” row of the table below.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
15.     Common Stock (Continued)
      The following table summarizes the Company’s common share repurchase, issuance and equity forward activity for the years ended December 31, 2004 and 2003.

	Years Ended
	December 31,

(Shares in millions)	2004	2003

Common shares repurchased:
Open market	.5	6.7
Equity forwards	32.7	20.2
Benefit plans(1)	1.5	2.4

Total shares repurchased	34.7	29.3

Average purchase price per share(2)	$38.03	$31.18

Common shares issued	10.7	18.2

Equity forward contracts:
Outstanding at beginning of year	43.5	28.7
New contracts	32.0	35.0
Exercises	(32.7)	(20.2)

Outstanding at end of year	42.8	43.5

Authority remaining at end of year to repurchase or enter into equity forwards	35.8	38.4

(1)	Includes shares withheld from stock option exercises and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)	The average purchase price per share for 2004 is calculated based on the average strike price of all equity forward contracts including those that were net settled in the cashless transactions discussed above. The average cash purchase price per share is $22.38 when a zero cash cost is reflected for those shares acquired in the cashless transactions.
      As of December 31, 2004, the expiration dates and range and average purchase prices for outstanding equity forward contracts were as follows:

	Outstanding	Range of	Average
Year of maturity	Contracts	purchase prices	purchase Price

(Contracts in millions of shares)

2006	8.6	$39.74 — $50.47	$49.73
2007	10.3	50.47	50.47
2008	7.9	50.47	50.47
2009	16.0	50.47	50.47

	42.8		$50.32

      The closing price of the Company’s common stock on December 31, 2004 was $53.39. In 2004, the Board of Directors increased the common share repurchase authority including equity forward contracts by 30 million shares.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
15.     Common Stock (Continued)

Earnings per Share
      Basic earnings per common share (“basic EPS”) is calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share (“diluted EPS”) reflect the potential dilutive effect of (i) additional common shares that are issuable upon exercise of outstanding stock options, deferred compensation, restricted stock units, and the outstanding commitment to issue shares under the Employee Stock Purchase Plan (“ESPP”), determined by the treasury stock method, (ii) the assumed conversion of convertible debentures, determined by the “if-converted” method, and (iii) equity forwards, determined by the reverse treasury stock method. Diluted EPS for the years ended December 31, 2003 and 2002 also includes the dilutive effect of stock warrants, which were exercised in June 2003.
      At December 31, 2004, the Company had $2 billion contingently convertible debentures (“Co-Cos”) outstanding that are convertible, under certain conditions, into shares of SLM common stock at an initial conversion price of $65.98. The investors generally can only convert the debentures if the Company’s common stock has appreciated to 130 percent of the conversion price ($85.77) for a prescribed period, or the Company calls the debentures. Per EITF No. 04-8, diluted EPS for all periods presented includes the potential dilutive effect of the Company’s outstanding Co-Cos for the years ended December 31, 2004, 2003 and 2002. (See Note 2, “Significant Accounting Policies — Recently Proposed Accounting Pronouncements.”)
      The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the years ended December 31, 2004, 2003 and 2002:

	Years Ended

	December 31,	December 31,	December 31,
	2004	2003	2002

Numerator:
Net income attributable to common stock	$1,901,769	$1,522,059	$780,495
Adjusted for debt expense of Co-Cos, net of taxes	21,405	11,005	—

Net income attributable to common stock, adjusted	$1,923,174	$1,533,064	$780,495

Denominator:
Weighted-average shares used to compute basic EPS	436,133	452,037	462,294
Effect of dilutive securities:
Dilutive effect of stock options, deferred compensation, restricted stock units, ESPP, and equity forwards	9,342	11,298	12,226
Dilutive effect of Co-Cos	30,312	18,769	—

Dilutive potential common shares	39,654	30,067	12,226

Weighted-average shares used to compute diluted EPS	475,787	482,104	474,520

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
15.     Common Stock (Continued)

	Years Ended

	December 31,	December 31,	December 31,
	2004	2003	2002

Net earnings per share
Basic EPS	$4.36	$3.37	$1.69
Dilutive effect of stock options, deferred compensation, restricted stock units, ESPP, and equity forwards	(.09)	(.08)	(.05)
Dilutive effect of Co-Cos	(.23)	(.11)	—

Diluted EPS	$4.04	$3.18	$1.64

16.	Stock-Based Compensation Plans
      On May 13, 2004, the Company’s shareholders approved the SLM Corporation Incentive Plan (the “Incentive Plan”), which provides, in part, for awards to employees of equity-based compensation. Shareholders approved a total of 15 million shares to be issued from this plan. Upon shareholders’ approval of the Incentive Plan, the Company discontinued the non-shareholder approved Employee Stock Option Plan (the “ESOP”) and, but for one exception below, the Management Incentive Plan (the “MIP”). Shares available for future issuance under the ESOP and MIP were canceled; however, terms of outstanding grants remain unchanged. Commitments made to certain option holders to receive replacement options under the MIP continue to be honored.
      Grants to employees made in 2004 prior to May 13, 2004, were made under the MIP and the ESOP. Grants made on and after May 13, 2004 were made under the Incentive Plan.
      Awards under the Incentive Plan may be in the form of stock, stock options, performance stock, restricted stock and/or stock units. Awards under the MIP were made in the form of stock, stock options, performance stock and/or stock units. Awards under the ESOP were in the form of stock, stock options and/or performance stock. Under all three plans, the maximum term for stock options is 10 years and the exercise price must be equal to or greater than the market price of SLM common stock on the date of grant. The Incentive Plan expires in May 2009.
      All three plans provide that the vesting of stock options and stock awards are established at the time the awards are made by the Compensation Committee authorized to make the awards. With the exception of stock options granted to Messrs. Lord and Fitzpatrick under the terms of their employment agreements, stock options granted to officers and management employees under the plans vest upon the Company’s common stock price reaching a closing price equal to or greater than 20 percent above the fair market value of the common stock on the date of grant for five days, but no earlier than 12 months from the grant date. In any event, all options vest upon the eighth anniversary of their grant date (fifth anniversary for options granted in 2000 and 2001).
      Stock options were granted to Messrs. Lord and Fitzpatrick in 2002 and 2003. These options vest in one-third increments when the Company’s stock price is 25 percent, 33 percent and 50 percent above the fair market value of the common stock on the date of grant for five consecutive trading days, but no earlier than June 1, 2005 for options granted in 2002 and June 1, 2006 for options granted in 2003 and in any case by January 1, 2010 for options granted in 2002 and January 1, 2011 for options granted in 2003. These options have met their price vesting targets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
16.     Stock-Based Compensation Plans (Continued)
      Options granted to rank-and-file employees are time-vested with the grants in 2002, 2003 and 2004 vesting one-half in 18 months from their grant date and the second one-half vesting 36 months from their grant date. All previously granted options to rank-and-file employees were vested by December 31, 2004.
      Performance stock granted under the MIP and the Incentive Plan must vest over a minimum of a 12-month performance period. Performance criteria may include the achievement of any of several financial and business goals, such as earnings per share, loan volume, market share, overhead or other expense reduction, or net income. Restricted stock may be granted under the Incentive Plan and may vest no sooner than three years from grant date or may vest ratably over three years.
      Employees may purchase shares of the Company’s common stock under the ESPP at the end of a 24-month period at a price equal to the share price at the beginning of the 24-month period, less 15 percent, up to a maximum purchase price of $10,000 plus accrued interest.
      In 2000, the Company established a replacement option program to assist executive officers in meeting their share ownership targets. Under the replacement program, officers and Board members have been eligible to receive new options upon their exercise of vested options in an amount equal to the number of shares needed to pay the exercise price for the original option. Replacement options carry an exercise price equal to the fair market value of the Company’s common stock on the date of their grant and vest one year from the grant date. The term of replacement options equals the remaining term of the underlying options. The options granted to Messrs. Lord and Fitzpatrick in 2003 are not eligible for replacement options. Further, the Company’s Compensation Committee determined that, with the exception of newly hired or promoted officers, options granted to other officers in 2003 and 2004 would not be eligible for replacement options.
      The following table summarizes the employee stock option activity for the years ended December 31, 2004, 2003 and 2002. The weighted average fair value of options granted during the year is based on a Black-Scholes option pricing model.

	Years Ended December 31,

	2004		2003		2002

		Average		Average		Average
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	42,400,231	$28.93	43,828,155	$26.03	34,318,266	$20.25
Direct options granted	6,204,181	41.11	10,009,627	36.18	24,134,718	29.49
Replacement options granted	633,210	43.03	1,184,374	37.70	1,806,270	31.21
Exercised	(9,231,460)	26.51	(10,833,755)	24.50	(14,316,297)	18.62
Canceled	(1,257,844)	36.27	(1,788,170)	31.02	(2,114,802)	26.24

Outstanding at end of year	38,748,318	$31.45	42,400,231	$28.93	43,828,155	$26.03

Exercisable at end of year	19,805,143	$27.71	20,445,682	$24.51	15,222,849	$20.08

Weighted-average fair value per share of options granted during the year		$5.14		$6.95		$7.35

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
16.     Stock-Based Compensation Plans (Continued)
      The following table summarizes the number, average exercise prices (which ranged from $10.13 per share to $52.77 per share) and average remaining contractual life of the employee stock options outstanding at December 31, 2004.

			Average Remaining
Exercise Prices	Options	Average Price	Contractual Life

Under $25	5,107,346	$18.38	5.5	Yrs.
$25-$35	17,985,282	29.11	7.1
Above $35	15,655,690	38.40	8.8

Total	38,748,318	$31.45	7.6	Yrs.

      SLM Corporation grants stock-based compensation to non-employee directors of the Company under the Directors Stock Plan. Awards under the Directors Stock Plan may be in the form of stock options and/or stock. The maximum term for stock options is 10 years and the exercise price must be equal to or greater than the market price of the Company’s common stock on the date of grant. The Directors Stock Plan is a shareholder-approved plan. The plan was first approved by shareholders on May 21, 1998, and most recently approved by shareholders on May 18, 2000. The plan expires on May 21, 2008. Shareholders approved a total of 10.5 million shares to be issued from this plan.
      The vesting of stock options is established at the time the Board makes the awards. Stock options granted in January 2002, 2003, and 2004 to Directors are subject to the following vesting schedule: all options vest upon the Company’s common stock price reaching a closing price equal to or greater than 20 percent above the fair market value of the common stock on the date of grant for five days or the Director’s election to the Board, whichever occurs later. In any event, all options vest upon the fifth anniversary of their grant date.
      The following table summarizes the Board of Directors stock option activity for the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,

	2004		2003		2002

		Average		Average		Average
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	3,962,055	$24.75	4,412,310	$22.65	4,686,645	$18.86
Direct options granted	255,545	37.87	350,625	35.20	885,000	28.67
Replacement options granted	37,527	42.43	235,882	39.42	513,087	31.30
Exercised	(611,038)	23.00	(1,036,762)	22.69	(1,612,422)	17.49
Canceled	—	—	—	—	(60,000)	28.67

Outstanding at end of year	3,644,089	$26.14	3,962,055	$24.75	4,412,310	$22.65

Exercisable at end of year	3,606,562	$25.97	3,375,548	$22.63	3,899,223	$21.51

Weighted-average fair value per share of options granted during the year		$4.62		$8.93		$7.03

      At December 31, 2004, the outstanding Board of Directors options had a weighted-average remaining contractual life of 6.4 years.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
16.     Stock-Based Compensation Plans (Continued)
      The following table summarizes information as of December 31, 2004, relating to equity compensation plans of the Company pursuant to which grants of options, restricted stock, restricted stock units or other rights to acquire shares may be granted from time to time.

	(a)			Number of
	Number of			securities remaining
	securities to be	Weighted average	Average	available for future
	issued upon exercise	exercise price	remaining life	issuance under equity	Types of
	of outstanding	of outstanding	(years) of	compensation	awards
Plan Category	options and rights	options and rights	options outstanding	plans(1)	issuable(2)

Equity compensation plans approved by security holders:

Directors Stock Plan	3,518,089	$26.80	6.62	2,368,057	NQ,ST

SLM Corporation Incentive Plan(3)	3,511,500	43.28	9.73	11,130,921	NQ,ISO RES,RSU

Expired Plans(4)	21,167,476	31.01	7.43	—	NQ,ISO RES,RSU

Total approved by security holders	28,197,065	32.01	7.61	13,498,978

Equity compensation plans not approved by security holders:

Employee Stock Purchase Plan (5)	—	—	—	2,509,029

Expired Plan(6)	14,195,342	28.98	7.27	—	NQ,RES

Total not approved by security holders	14,195,342	28.98	7.27	2,509,029

Total	42,392,407	$30.99	7.50	16,008,007

(1)	Excludes securities included in column (a) and excludes shares that may be issued under the replacement option program.

(2)	NQ (Non-Qualified Stock Option), ISO (Incentive Stock Option), RES (Restricted/ Performance Stock), RSU (Restricted Stock Unit), ST (Stock Grant).

(3)	The SLM Corporation Incentive Plan is subject to an aggregate limit of 2,000,000 shares that may be issued as Restricted Stock or Restricted Stock Units. As of December 31, 2004, 1,645,581 shares are remaining from this authority.

(4)	Expired plans for which unexercised options remain outstanding include the 1993-1998 Stock Option Plan, Management Incentive Plan and Board of Directors Stock Option Plan.

(5)	Number of shares available for issuance under the ESPP.

(6)	Expired plan for which unexercised options remain outstanding includes the Employee Stock Option Plan.

17.	Benefit Plans
Pension Plans
      Effective July 1, 2004, the Company’s qualified and supplemental pension plans (the “Pension Plans”) were frozen with respect to new entrants and participants with less than five years of service. No further

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
17.     Benefit Plans (Continued)
benefits will accrue with respect to such participants under the Pension Plans, other than interest accruals on cash balance accounts. These participants were fully vested as of June 30, 2004. As a result of the Pension Plans’ freeze, pension plan liabilities were reduced by $6.3 million on July 1, 2004. The resulting decrease to the annual expense, after the application of SFAS No. 88, “Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” was a net curtailment gain of $4.5 million, reflecting both the decrease in liabilities as well as reductions to the unrecognized prior service cost and unrecognized gain/loss. Over the next five years, the Pension Plans will be frozen with respect to additional participants based on years of service. Employees as of June 30, 2004 who have five to nine years of service will continue to accrue benefits under the Pension Plans until June 30, 2006, while employees as of June 30, 2004 who have ten or more years of service will continue to accrue benefits under the Pension Plans through June 30, 2009. Former USA Group employees who participated in the Pension Plans and had fewer than five years of service will continue to accrue benefits until December 31, 2005. Management believes that the net benefit from these changes in Pension Plans will mitigate projected increases in health plan costs. In response to this change in the Company’s pension benefits, the Company increased the employer contribution in its defined contribution plan.
      For those participants continuing to accrue benefits under the Pension Plans, benefits are credited using a cash balance formula. Under the formula, each participant has an account, for record keeping purposes only, to which credits are allocated each payroll period based on a percentage of the participant’s compensation for the current pay period. The applicable percentage is determined by the participant’s number of years of service with the Company. If an individual participated in the Company’s prior pension plan as of September 30, 1999 and met certain age and service criteria, the participant (“grandfathered participant”) will receive the greater of the benefits calculated under the prior plan, which uses a final average pay plan method, or the current plan under the cash balance formula.
      The Company’s supplemental pension plan assures that designated participants receive the full amount of benefits to which they would have been entitled under the pension plan but for limits on compensation and benefit levels imposed by the Internal Revenue Code. For grandfathered participants, the amount of compensation considered for the prior supplemental pension plan is the sum of the individual’s salary and annual bonus, up to 35 percent of the prior year’s salary. For all participants in the supplemental cash balance plan (effective October 1, 1999), the amount of compensation is the sum of salary and annual bonus. As stated above, the supplemental pension plan has been frozen for new participants and is being phased out for current participants. The nonqualified pension plan was the only pension plan with an accumulated benefit obligation in excess of plan assets. There are no plan assets in the nonqualified plan due to the nature of the plan.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
17.     Benefit Plans (Continued)
Qualified and Nonqualified Plans
      The following tables provide a reconciliation of the changes in the qualified and nonqualified plan benefit obligations and fair value of assets for the years ending December 31, 2004 and 2003, respectively, and a statement of the funded status as of December 31 of both years based on a December 31 measurement date.

	December 31,

	2004	2003

Change in Benefit Obligation
Projected benefit obligation at beginning of year	$184,019	$158,711
Service cost	10,862	11,103
Interest cost	11,237	10,349
Acquisitions	—	—
Actuarial loss	14,279	12,480
Curtailment gain	(6,310)	—
Benefits paid	(11,735)	(8,624)

Benefit obligation at end of year	$202,352	$184,019

Change in Plan Assets
Fair value of plan assets at beginning of year	$184,495	$147,189
Actual return on plan assets	26,856	35,895
Acquisitions	—	—
Employer contribution	1,745	11,217
Benefits paid	(11,735)	(8,624)
Administrative payments	(1,545)	(1,182)

Fair value of plan assets at end of year	$199,816	$184,495

Funded Status
Funded status at end of year	$(2,536)	$476
Unrecognized net actuarial gain	(20,780)	(25,140)
Unrecognized prior service cost and transition asset	186	325

Accrued pension cost	$(23,130)	$(24,339)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
17.     Benefit Plans (Continued)

	December 31,

	2004	2003

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$—	$—
Accrued benefit liability	(25,091)	(27,550)
Intangible asset	356	1,213
Accumulated other comprehensive income	1,605	1,998

Net amount recognized	$(23,130)	$(24,339)

Additional year-end information for plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$19,643	$22,323
Accumulated benefit obligation	19,500	19,200
Fair value of plan assets	—	—
      The accumulated benefit obligations of the qualified and nonqualified defined benefit plans were $198 million and $171 million at December 31, 2004 and 2003, respectively. There are no plan assets in the nonqualified plans due to the nature of the plans; the corporate assets used to pay these benefits are included above in employer contributions.
Components of Net Periodic Pension Cost
      Net periodic pension cost included the following components:

	Years Ended December 31,

	2004	2003	2002

Service cost — benefits earned during the period	$10,862	$11,103	$10,041
Interest cost on project benefit obligations	11,237	10,349	9,542
Expected return on plan assets	(15,674)	(12,833)	(16,003)
Curtailment gain	(4,506)	—	—
Net amortization and deferral	(1,384)	(658)	(3,007)

Net periodic pension cost (benefit)	$535	$7,961	$573

Assumptions
      The weighted average assumptions used to determine the projected accumulated benefit obligations are as follows:

	December 31,

	2004	2003

Discount rate	5.75%	6.25%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
17.     Benefit Plans (Continued)
      The weighted average assumptions used to determine the net periodic pension cost are as follows:

	December 31,

	2004	2003

Discount rate	6.25%	6.75%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%
      To develop the expected long-term rate of return on assets assumption for the portfolio, the Company considered the expected return for each asset class in proportion with the target asset allocation, selecting 8.50 percent for the expected return on plan assets.
Plan Assets
      The weighted average asset allocations at December 31, 2004 and 2003, by asset category, are as follows:

	Plan Assets
	December 31,

	2004	2003

Asset Category
Equity securities	69%	75%
Fixed income securities	10	12
Cash equivalents	21	13

Total	100%	100%

Investment Policy and Strategy
      The principle objectives of the asset allocation policy are to maximize return while preserving principal during a declining phase of the market cycle and to maintain cash reserves sufficient to assure timely payment of benefit obligations. The target asset allocation is 75 percent in equity securities and 25 percent in fixed income securities and cash equivalents. A maximum of 85 percent of the plan’s assets can be invested in equity securities with the balance in fixed income securities and cash equivalents. Each equity fund manager follows a value oriented investment strategy. In 2004, the equity allocation was further diversified to include approximately 15 percent in small and mid-cap securities. The equity fund manager may carry cash positions between equity transactions. Currently, 15 percent of the total cash position is held with equity fund managers and can be invested at any time as determined by the equity manager. The remaining cash position is being held for benefit payments and to complete the review of appropriate asset-liability management as a result of the July 2004 benefit plan changes.
Cash Flows
      The Company did not contribute to its qualified pension plan in 2004 and does not expect to contribute in 2005. There are no plan assets in the nonqualified plans due to the nature of the plans, and benefits are paid from corporate assets when due to the participant. It is estimated that approximately $1 million will be paid in 2005 for these benefits.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
17.     Benefit Plans (Continued)
Estimated Future Benefit Payments
      The following qualified and nonqualified plan benefit payments, which reflect future service as appropriate, are expected to be paid:

2005	$14,156
2006	14,770
2007	15,399
2008	16,490
2009	16,414
2010 – 2014	82,309

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
17.     Benefit Plans (Continued)

401(k) Plans
      The Company’s 401(k) Savings Plan (“the Plan”) is a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees of the Company. Participating employees as of July 1, 2004 may contribute up to 25 percent of eligible compensation; prior to that date the maximum deferral was 10 percent of eligible compensation. Up to 6 percent of these contributions are matched 100 percent by the Company after one year of service. Effective July 1, 2004, in conjunction with the defined benefit plan change, certain eligible employees began receiving a 2 percent core employer contribution in the Plan. As additional employees phase out of the Pension Plans, they will begin receiving the 2 percent core employer contribution.
      In 2002, the Company acquired Pioneer Credit Recovery, Inc. (“PCR”) and General Revenue Corporation (“GRC”). The PCR plan design remained unchanged during 2004. The PCR plan permits contributions up to 20 percent of eligible compensation and matches $.25 for each $1.00 up to the first 8 percent after one year of service. The GRC plan permits contributions up to 15 percent of eligible compensation and was amended effective January 1, 2004 to provide a biweekly employer matching contribution in place of the annual discretionary match to eligible employees. In addition, the match formula was changed to provide 50 percent up to the first 6 percent of contributions. In July, 2004 the GRC plan was renamed the Debt Management Operations (“DMO”) plan for eligible employees of GRC and other DMO employees. It is a safe harbor plan in which eligible employees can contribute up to 25 percent of eligible compensation. The DMO plan has a match formula of up to 100 percent on the first 3 percent and 50 percent on the next 2 percent of contributions. Effective January 1, 2005, participants of the PCR plan became part of the DMO plan.
      The Company also maintains a non-qualified plan to ensure that designated participants receive the full amount of benefits to which they would have been entitled under the 401(k) Plan except for limits on compensation imposed by the Internal Revenue Code.
      Total expenses related to the 401(k) plans were $19 million, $17 million and $14 million in 2004, 2003 and 2002, respectively. This included discretionary shared success contributions by the Company of $6 million, $5 million and $6 million in 2004, 2003 and 2002, respectively. As a result of the July 2004 benefit plan changes this discretionary employer contribution is no longer anticipated.

18.	Segment Reporting
      The Company has two primary operating segments as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” — the Lending and DMO operating segments. In 2004, the Lending and DMO operating segments met the quantitative thresholds for reportable segments identified in SFAS No. 131. Accordingly, the results of operations of the Company’s Lending and DMO operating segments are presented below. The Company has smaller operating segments including the Guarantor Servicing and Student Loan Servicing operating segments as well as certain other products and services provided to colleges and universities which do not meet the quantitative thresholds for reportable segments identified in SFAS No. 131. Therefore, the results of operations for these operating segments and the revenues and expenses associated with these other products and services are combined with corporate overhead and other corporate activities within the Corporate and Other reportable segment.
      The management reporting process measures the performance of the Company’s operating segments based on the management structure of the Company as well as the methodology used by management to evaluate performance and allocate resources. Management, including the Company’s two “chief operating decision makers,” evaluates the performance of the Company’s operating segments based on their profitability.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
18.     Segment Reporting (Continued)
As discussed further below, management measures the profitability of the Company’s operating segments based on certain “core cash” measures. Accordingly, information regarding the Company’s reportable operating segments is provided based on these “core cash” measures. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company’s operating segments are defined by the products and services they offer or the type of customer they serve and they reflect the manner in which financial information is currently evaluated by management. Intersegment revenues and expenses are netted within the appropriate financial statement line items consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.
      The Company’s principal operations are located in the United States, and its results of operations and long-lived assets in geographic regions outside of the United States are not significant. In the Lending segment, no individual customer accounted for more than 10 percent of its total revenue during the years ended December 31, 2004, 2003 and 2002. USA Funds is the Company’s largest customer in both the DMO and Corporate and Other reportable segments. During the years ended December 31, 2004, 2003 and 2002, it accounted for 53 percent, 55 percent and 58 percent, respectively, of the aggregate revenues generated by the Company’s DMO and Corporate and Other reportable segments. No other customers accounted for more than 10 percent of total revenues in those segments for the years mentioned.

Lending
      In the Company’s Lending operating segment, the Company originates and acquires both federally guaranteed student loans, which are administered by ED in the FFELP, and Private Education Loans, which are not federally guaranteed. Private Education Loans are primarily used by borrowers to supplement FFELP loans to meet the rising cost of education. The Company owns and manages student loans for over seven million borrowers totaling $107.4 billion at December 31, 2004, of which $96.0 billion or 89 percent are federally insured. In addition to education lending, the Company also originates mortgage and consumer loans with the intent of selling the majority of such loans. In 2004, the Company originated $1.5 billion in mortgage and consumer loans and its mortgage and consumer loan portfolio totaled $449 million at December 31, 2004, of which $167 million pertains to mortgages in the held for sale portfolio.
      In addition to its federally insured FFELP products, the Company originates and acquires Private Education Loans which consist of two general types: (1) those that are designed to bridge the gap between the cost of higher education and the amount financed through either capped federally insured loans or the borrowers’ resources, and (2) those that are used to meet the needs of students in alternative learning programs such as career training, distance learning and lifelong learning programs. Most higher education Private Education Loans are made in conjunction with a FFELP Stafford loan and as such are marketed through the same channel as FFELP loans by the same sales force. Unlike FFELP loans, Private Education Loans are subject to the full credit risk of the borrower. The Company manages this additional risk through industry tested loan underwriting standards and a combination of higher interest rates and loan origination fees that compensate the Company for the higher risk. The majority of the Company’s Private Education Loans are made in conjunction with a FFELP Stafford loan and, as a result, are marketed through the same marketing channels.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
18.     Segment Reporting (Continued)

DMO
      The Company provides a wide range of accounts receivable and collection services through five operating units that comprise its DMO operating segment. These services include defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, student loan default aversion services, and accounts receivable management and collection for purchased portfolios of receivables that have been charged off by their original creditors. The Company’s DMO operating segment primarily serves the student loan marketplace through a broad array of default management services on a contingency fee or other pay for performance basis to six FFELP guarantors and for campus based programs.
      In addition to collecting on its own purchased receivables, the DMO operating segment provides receivable management and collection services for large federal agencies, credit card clients and other holders of consumer debt. As described in more detail in Note 11, “Acquisitions,” in September of 2004, the Company acquired AFS, a full-service accounts receivable management company that purchases charged-off debt, conducts contingency collection work and performs third-party receivables servicing across a number of consumer asset classes.

Corporate and Other
      The Company’s Corporate and Other business segment includes the aggregate activity of its smaller operating segments including its Guarantor Servicing and Loan Servicing operating segments, other products and services as well as corporate overhead.
      In the Guarantor Servicing operating segment, the Company provides a full complement of administrative services to FFELP guarantors including guarantee issuance, accounting maintenance, and guarantee fulfillment. In the Loan Servicing operating segment, the Company provides a full complement of activities required to service student loans on behalf of lenders who are unrelated to the Company. Such servicing activities generally commence once a loan has been fully disbursed and include sending out payment coupons to borrowers, processing borrower payments, originating and disbursing consolidation loans on behalf of the lender, and other administrative activities required by ED. The Company’s other products and services include comprehensive financing and loan delivery solutions that it provides to college financial aid offices and students to streamline the financial aid process. Corporate overhead includes all of the typical headquarter functions such as executive management, accounting and finance, human resources and marketing. Corporate overhead also includes a portion of information technology expenses that relate to the above functions.

Financial Highlights
      The tables below include the condensed operating results for each of the Company’s reportable segments. Management, including the “chief operating decision makers,” evaluate the Company on certain non-GAAP performance measures that the Company refers to as “core cash” measures. While “core cash” measures are not a substitute for reported results under GAAP, the Company relies on “core cash” measures in operating its business because it believes these “core cash” measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.
      “Core cash” measures are the primary financial performance measures used by management to develop the Company’s financial plans, track results, and establish corporate performance targets and incentive compensation. Management believes this information provides additional insight into the financial performance of the core business activities of its business segments. Accordingly, the tables presented below reflect “core cash” operating measures reviewed and utilized by management to manage the business. Reconcilia-

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
18.     Segment Reporting (Continued)
tions to the Company’s consolidated operating results in accordance with GAAP are also included in the tables below.
Segment Results and Reconciliations to GAAP

	Year Ended December 31, 2004

				Total
			Corporate	Core Cash		Total
(Dollars in millions)	Lending	DMO	and Other	Measures	Adjustments	GAAP

Net interest income	$1,822	$—	$—	$1,822	$(523)	$1,299
Less provision for loan losses	114	—	—	114	(3)	111

Net interest income after provision for losses	1,708	—	—	1,708	(520)	1,188
Fee income and collections revenue	—	340	120	460	—	460
Other income, net	134	—	126	260	1,765	2,025
Operating expenses	654	161	265	1,080	36	1,116
Income taxes(1)	423	63	(6)	480	162	642
Minority interest in net earnings of subsidiaries	—	1	—	1	—	1

Net income	$765	$115	$(13)	$867	$1,047	$1,914

	Year Ended December 31, 2003

				Total
			Corporate	Core Cash		Total
(Dollars in millions)	Lending	DMO	and Other	Measures	Adjustments	GAAP

Net interest income	$1,652	$—	$—	$1,652	$(326)	$1,326
Less provision for loan losses	130	—	—	130	17	147

Net interest income after provision for losses	$1,522	$—	$—	$1,522	$(343)	$1,179
Fee income and collections revenue	—	259	128	387	—	387
Other income, net	121	—	123	244	1,168	1,412
Operating expenses	409	128	231	768	27	795
Income taxes(1)	409	44	6	459	320	779
Cumulative effect of accounting change	—	—	—	—	130	130

Net income	$825	$87	$14	$926	$608	$1,534

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segments.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
18.     Segment Reporting (Continued)

	Year Ended December 31, 2002

				Total
			Corporate	Core Cash		Total
(Dollars in millions)	Lending	DMO	and Other	Measures	Adjustments	GAAP

Net interest income	$1,359	$—	$—	$1,359	$66	$1,425
Less provision for loan losses	131	—	—	131	(14)	117

Net interest income after provision for losses	$1,228	$—	$—	$1,228	$80	$1,308
Fee income and collections revenue	—	186	106	292	—	292
Other income, net	100	—	110	210	103	313
Operating expenses	345	109	209	663	27	690
Income taxes(1)	349	26	2	377	54	431

Net income	$634	$51	$5	$690	$102	$792

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segments.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
18.     Segment Reporting (Continued)
      The adjustments required to reconcile from the Company’s “core cash” measures to its GAAP results of operations relate to differing treatments for securitization transactions, derivatives, floor income related to the Company’s student loans, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects aggregate adjustments associated with these areas for the years ended December 31, 2004, 2003, and 2002.

	Years Ended December 31,

	2004	2003	2002

Net impact of securitization accounting(1)	$(152)	$300	$291
Net impact of derivative accounting(2)	1,553	502	(200)
Net impact of Floor Income(3)	(156)	23	92
Amortization of acquired intangibles(4)	(36)	(27)	(27)
Net tax effect(5)	(162)	(320)	(54)
Cumulative effect of accounting change(6)	—	130	—

Total adjustments	$1,047	$608	$102

(1)	Securitization: Under GAAP, certain securitization transactions are accounted for as sales of assets. Under “core cash,” the Company presents all securitization transactions as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions as well as ongoing “servicing and securitization revenue” presented in accordance with GAAP are excluded from the “core cash” measures and replaced by the interest income, provision for loan losses, and interest expense as they are earned or incurred on the securitization loans. The Company also excludes transactions with its off-balance sheet trusts which would be considered intercompany on a Managed Basis.

(2)	Derivative accounting: “Core cash” measures exclude the periodic unrealized gains and losses caused by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 and recognize the economic effect of these hedges, which results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. The Company also excludes the gain or loss on equity forward contracts that are required to be accounted for in accordance with SFAS No. 133 as derivatives and are marked to market through earnings.

(3)	Floor income: The timing and amount (if any) of Floor Income earned is uncertain and in excess of expected spreads and, therefore, the Company excludes such income when it is not economically hedged from “core cash” measures. The Company employs derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. These derivatives do not qualify as effective accounting hedges and therefore are marked-to-market through the derivative market value adjustment. For “core cash” measures, the Company reverses the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and includes the amortization of net premiums received (net of Eurodollar futures contracts’ realized gains or losses) in income.

(4)	Other items: The Company excludes amortization of acquired intangibles.

(5)	Such tax effect is based upon the Company’s “core cash” effective tax rate for the year. The net tax effect results primarily from the exclusion of the permanent income tax impact of the equity forward contracts.

(6)	For the year ended December 31, 2003, upon the adoption of SFAS No. 150, the Company also excluded a gain of $130 million which was reflected as a “cumulative effect of accounting change” in the consolidated statements of income.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

19.	Income Taxes
      Reconciliations of the statutory U.S. federal income tax rates to the Company’s effective tax rate follow:

	Years Ended
	December 31,

	2004	2003	2002

Statutory rate	35.0%	35.0%	35.0%
Equity forward contracts	(10.4)	1.1	—
Tax exempt interest	(.1)	(.3)	(.6)
Life Insurance Proceeds	(.2)	(.2)	(.5)
State tax, net of federal benefit	.5	.3	.6
Credits	(.4)	(.4)	(.7)
Other, net	.7	.2	1.5

Effective tax rate	25.1%	35.7%	35.3%

      Income tax expense for the years ended December 31, 2004, 2003, and 2002 consists of:

	December 31,

	2004	2003	2002

Current provision:
Federal	$375,496	$684,065	$567,483
State	7,982	27,400	11,280

Total current provision	383,478	711,465	578,763
Deferred provision/(benefit):
Federal	248,776	87,086	(146,848)
State	10,435	(19,171)	(512)

Total deferred provision/(benefit)	259,211	67,915	(147,360)

Provision for income tax expense	$642,689	$779,380	$431,403

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
19.     Income Taxes (Continued)
      At December 31, 2004 and 2003, the tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,

	2004	2003

Deferred tax assets:
Loan origination services	$22,835	$65,156
Student loan reserves	136,421	89,336
In-substance defeasance transactions	24,117	27,885
Accrued expenses not currently deductible	56,904	51,531
Deferred revenue	10,238	36,346
Partnership income	33,624	34,383
Warrants issuance	57,081	65,498
Unrealized investment gains	28,866	209,038
Other	66,064	63,466

Total deferred tax assets	436,150	642,639

Deferred tax liabilities:
Leases	206,559	233,236
Securitization transactions	98,174	121,888
Depreciation/amortization	88,525	28,602
Additional tax deductible expenses	62,006	14,445
Other	6,985	20,934

Total deferred tax liabilities	462,249	419,105

Net deferred tax assets/(liabilities)	$(26,099)	$223,534

      Included in deferred tax assets is the tax effect of unrealized gains or losses recorded directly to accumulated other comprehensive income.
      Also included in the other deferred tax assets is a valuation allowance of $1,831 that has been established against the Company’s state deferred tax assets since the Company has determined that the benefit of certain tax assets may not be realized in the future. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which the temporary differences become deductible. Management primarily considers the scheduled reversals of deferred tax liabilities and the history of positive taxable income in making this determination.
      As of December 31, 2004, the Company has state net operating loss carryforwards of $7,537 which begin to expire in 2005.
      In 2004, the Company and the IRS reached an agreement with respect to the one outstanding issue associated with the review of the Company’s 1994 and 1995 income tax returns. In addition, during 2004, the Company and the IRS reached an agreement with regard to all but one issue associated with the review of the Company’s 1996 through 1999 income tax returns. The one unresolved issue from the 1996 through 1999 review has been appealed through the IRS’ administrative appeals process. The IRS has also commenced its examination of the Company’s 2000 through 2002 income tax returns.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)

20.	Quarterly Financial Information (unaudited)

	2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net interest income	$321,715	$332,607	$312,943	$332,034
Less: provision for losses	39,818	28,344	10,930	31,974

Net interest income after provision for losses	281,897	304,263	302,013	300,060
Derivative market value adjustment	(116,743)	386,147	73,000	506,637
Other income	424,466	483,354	392,463	335,208
Operating expenses	208,877	206,051	313,762	387,090
Income taxes	89,278	352,787	97,136	103,488
Minority interest in net earnings of subsidiaries	—	—	—	1,026

Net income	291,465	614,926	356,578	650,301
Preferred stock dividends	2,886	2,864	2,875	2,876

Net income attributable to common stock	$288,579	$612,062	$353,703	$647,425

Basic earnings per common share	$.65	$1.39	$.81	$1.52

Diluted earnings per common share	$.61	$1.29	$.76	$1.40

	2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net interest income	$346,218	$354,168	$333,473	$292,510
Less: provision for losses	42,545	36,449	41,695	26,791

Net interest income after provision for losses	303,673	317,719	291,778	265,719
Derivative market value adjustment	(119,063)	(205,295)	91,041	(4,498)
Other income	636,975	646,248	351,709	401,988
Operating expenses	178,344	184,662	180,097	251,922
Income taxes	226,692	201,316	204,514	146,858
Cumulative effect of accounting change	—	—	129,971	—

Net income	416,549	372,694	479,888	264,429
Preferred stock dividends	2,875	2,875	2,875	2,876

Net income attributable to common stock	$413,674	$369,819	$477,013	$261,553

Basic earnings per common share, after cumulative effect of accounting change	$.91	$.82	$1.06	$.58

Diluted earnings per common share, after cumulative effect of accounting change	$.88	$.78	$.98	$.54

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share amounts)
20.     Quarterly Financial Information (unaudited) (Continued)

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net interest income	$392,101	$394,401	$342,884	$295,081
Less: provision for losses	20,237	27,550	34,771	34,066

Net interest income after provision for losses	371,864	366,851	308,113	261,015
Derivative market value adjustment	18,603	(406,005)	(536,929)	(157,769)
Other income	430,845	402,751	297,406	556,426
Operating expenses	166,801	167,942	174,309	180,720
Income taxes	232,167	69,654	(43,340)	172,922

Net income (loss)	422,344	126,001	(62,379)	306,030
Preferred stock dividends	2,875	2,875	2,875	2,876

Net income (loss) attributable to common stock	$419,469	$123,126	$(65,254)	$303,154

Basic earnings (loss) per common share	$.90	$.27	$(.14)	$.66

Diluted earnings (loss) per common share	$.88	$.26	$(.14)	$.64

21.	Completion of the GSE Wind-Down
      Under the Privatization Act, the GSE was required to wind down its operations and dissolve on or before September 30, 2008. On December 29, 2004, the Company completed the Wind-Down of the GSE by defeasing the remaining debt obligations of the GSE and dissolving the GSE’s federal charter.
      Specifically, the GSE, the Company and the Federal Reserve Bank of New York, both in its capacity as trustee and as fiscal agent for the GSE’s remaining obligations, entered into a Master Defeasance Trust Agreement as of December 29, 2004 that established a special and irrevocable trust, which was fully collateralized by direct, noncallable obligations of the United States. The defeasance trust structure was specifically setup to qualify as a QSPE under SFAS No. 140 and meet the criteria of a debt extinguishment under SFAS No. 140, as the Company is no longer the primary obligor of the defeased obligations. As a result, the defeasance trust is off-balance sheet. On December 29, 2004, the United States Department of the Treasury determined that such obligations were sufficient, without consideration of any significant reinvestment of interest, to pay the principal of and the interest on the GSE’s remaining obligations. The Wind-Down was completed upon the issuance of that determination and the GSE’s separate existence terminated.
      For the year ended December 31, 2004, the Company recognized a $221 million loss related to the repurchase and defeasance of $3.0 billion of GSE debt.

(This page has been left blank intentionally.)

APPENDIX A
FEDERAL FAMILY EDUCATION LOAN PROGRAM
General
      The Federal Family Education Loan Program, known as FFELP, under Title IV of the Higher Education Act, provides for loans to students who are enrolled in eligible institutions, or to parents of dependent students, to finance their educational costs. As further described below, payment of principal and interest on the student loans is guaranteed by a state or not-for-profit guarantee agency against:

•	default of the borrower;

•	the death, bankruptcy or permanent, total disability of the borrower;

•	closing of the borrower’s school prior to the end of the academic period;

•	false certification by the borrower’s school of his eligibility for the loan; and

•	an unpaid school refund.
      Subject to conditions, a program of federal reinsurance under the Higher Education Act entitles guarantee agencies to reimbursement from the Department of Education for between 75 percent and 100 percent of the amount of each guarantee payment. In addition to the guarantee, the holder of student loans is entitled to receive interest subsidy payments and special allowance payments from the U.S. Department of Education on eligible student loans. Special allowance payments raise the yield to student loan lenders when the statutory borrower interest rate is below an indexed market value.
      Four types of FFELP student loans are currently authorized under the Higher Education Act:

•	Subsidized Federal Stafford Loans to students who demonstrate requisite financial need;

•	Unsubsidized Federal Stafford Loans to students who either do not demonstrate financial need or require additional loans to supplement their Subsidized Stafford Loans;

•	Federal PLUS Loans to parents of dependent students whose estimated costs of attending school exceed other available financial aid; and

•	Consolidation Loans, which consolidate into a single loan a borrower’s obligations under various federally authorized student loan programs.
      Before July 1, 1994, the Higher Education Act also authorized loans called “Supplemental Loans to Students” or “SLS Loans” to independent students and, under some circumstances, dependent undergraduate students, to supplement their Subsidized Stafford Loans. The SLS program was replaced by the Unsubsidized Stafford Loan program.
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
Legislative Matters
      The FFELP is subject to comprehensive reauthorization at least every 5 years and to frequent statutory and regulatory changes. The most recent reauthorization was the Higher Education Amendments of 1998. Since the 1998 reauthorization, the Higher Education Act has been amended by the Ticket to Work and Work Incentives Improvement Act of 1999, by Public Law 106-554 (December 21, 2000), the Consolidated Appropriations Act of 2001, by Public Law 107-139, (February 8, 2002) by Public Law 108-98 (October 10, 2003), and by Public Law 108-409 (October 30, 2004).

      In 1993 Congress created the William D. Ford Federal Direct Loan Program (“FDLP”) under which Stafford, PLUS and Consolidation Loans are funded directly by the U.S. Department of Treasury. The school determines whether it will participate in the FFELP or FDLP.
      The 1998 reauthorization extended the principal provisions of the FFELP and the FDLP to October 1, 2004. This legislation, as modified by the 1999 act, lowered both the borrower interest rate on Stafford Loans to a formula based on the 91-day Treasury bill rate plus 2.3 percent (1.7 percent during in-school, grace and deferment periods) and the lender’s rate after special allowance payments to the 91-day Treasury bill rate plus 2.8 percent (2.2 percent during in-school, grace and deferment periods) for loans originated on or after October 1, 1998. The borrower interest rate on PLUS loans originated during this period is equal to the 91-day Treasury bill rate plus 3.1 percent.
      The 1999 and 2001 acts changed the financial index on which special allowance payments are computed on new loans from the 91-day Treasury bill rate to the three-month commercial paper rate (financial) for FFELP loans disbursed on or after January 1, 2000. For these FFELP loans, the special allowance payments to lenders are based upon the three-month commercial paper (financial) rate plus 2.34 percent (1.74 percent during in-school, grace and deferment periods) for Stafford Loans and 2.64 percent for PLUS and Consolidation Loans. The 1999 act did not change the rate that the borrower pays on FFELP loans.
      The 2000 act changed the financial index on which the interest rate for some borrowers of SLS and PLUS loans are computed. The index was changed from the 1-year Treasury bill rate to the weekly average one-year constant maturity Treasury yield. The 2002 act changed the interest rate paid by borrowers beginning in fiscal year 2006 to a fixed rate of 6.8 percent for Stafford loans and 7.9 percent for PLUS loans.
      The 1998 reauthorization and P.L. 107-139 set the borrower interest rates on FFELP and Federal Direct Consolidation Loans for borrowers whose applications are received before July 1, 2003 at a fixed rate equal to the lesser of the weighted average of the interest rates of the loans consolidated, adjusted up to the nearest one-eighth of one percent, and 8.25 percent. The 1998 legislation, as modified by the 1999 and 2002 acts, sets the special allowance payment rate for FFELP loans at the three-month commercial paper rate plus 2.64 percent for loans disbursed on or after January 1, 2000. Lenders of FFELP Consolidation Loans pay a rebate fee of 1.05 percent per annum to the U.S. Department of Education. All other guaranty fees may be passed on to the borrower.
      The 2004 act increased the teacher loan forgiveness level for certain Stafford loan borrowers, and modified the special allowance calculation for loans made with proceeds of tax-exempt obligations.
Eligible Lenders, Students and Educational Institutions
      Lenders eligible to make loans under the FFELP generally include banks, savings and loan associations, credit unions, pension funds and, under some conditions, schools and guarantors. A student loan may be made to, or on behalf of, a “qualified student.” A “qualified student” is an individual who

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

Financial Need Analysis
      Subject to program limits and conditions, student loans generally are made in amounts sufficient to cover the student’s estimated costs of attending school, including tuition and fees, books, supplies, room and board, transportation and miscellaneous personal expenses as determined by the institution. Each Stafford Loan applicant (and parents in the case of a dependent child) must undergo a financial need analysis. This requires the applicant (and parents in the case of a dependent child) to submit financial data to a federal processor. The federal processor evaluates the parents’ and student’s financial condition under federal guidelines and calculates the amount that the student and the family are expected to contribute towards the student’s cost of education. After receiving information on the family contribution, the institution then subtracts the family contribution from the student’s estimated costs of attending to determine the student’s need for financial aid. Some of this need may be met by grants, scholarships, institutional loans and work assistance. A student’s “unmet need” is further reduced by the amount of Stafford Loans for which the borrower is eligible.
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
      Special allowance payments are available on variable rate PLUS Loans and SLS Loans only if the variable rate, which is reset annually, exceeds the applicable maximum borrower rate. The variable rate is based on the weekly average one-year constant maturity Treasury yield for loans made before July 1, 1998 and based on the 91-day Treasury bill for loans made on or after July 1, 1998. The maximum borrower rate for these loans is between 9 percent and 12 percent.
Stafford Loan Program
      For Stafford Loans, the Higher Education Act provides for:

•	federal reinsurance of Stafford Loans made by eligible lenders to qualified students;

•	federal interest subsidy payments on Subsidized Stafford Loans paid by the Department of Education to holders of the loans in lieu of the borrowers’ making interest payments during in-school, grace and deferment periods; and

•	special allowance payments representing an additional subsidy paid by the Department to the holders of eligible Stafford Loans.
      We refer to all three types of assistance as “federal assistance.”

      Interest. The borrower’s interest rate on a Stafford Loan can be fixed or variable. Variable rates are reset annually each July 1 based on the bond equivalent rate of 91-day Treasury bills auctioned at the final auction held before the preceding June 1. Stafford Loan interest rates are presented below.

Trigger Date	Borrower Rate	Maximum Borrower Rate	Interest Rate Margin

Before 01/01/81	7%	7%	N/ A
From 01/01/81 through 09/12/83	9%	9%	N/ A
From 09/13/83 through 06/30/88	8%	8%	N/ A
From 07/01/88 through 09/30/92	8% for 48 months; thereafter, 91-day Treasury + Interest Rate Margin	8% for 48 months, then 10%	3.25% for loans made before 7/23/92 and for loans made on or before 10/1/92 to new student borrowers; 3.10% for loans made after 7/23/92 and before 7/1/94 to borrowers with outstanding FFELP loans
From 10/01/92 through 06/30/94	91-day Treasury + Interest Rate Margin	9%	3.10%
From 07/01/94 through 06/30/95	91-day Treasury + Interest Rate Margin	8.25%	3.10%
From 07/01/95 through 06/30/98	91-day Treasury + Interest Rate Margin	8.25%	2.50% (In-School, Grace or Deferment); 3.10% (Repayment)
From 07/01/98 through 06/30/06	91-day Treasury + Interest Rate Margin	8.25%	1.70% (In-School, Grace or Deferment); 2.30% (Repayment)
From 07/01/06	6.8%	6.8%	N/ A
      The trigger date for Stafford Loans made before October 1, 1992 is the first day of the enrollment period for which the borrower’s first Stafford Loan is made. The trigger date for Stafford Loans made on or after October 1, 1992 is the date of the disbursement of the borrower’s Stafford Loan.
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

			Independent Students

		All Students	Additional
	Subsidized	Subsidized and	Unsubsidized
Borrower’s Academic Level Base Amount Subsidized	On or After	Unsubsidized On	Only On or	Maximum Annual
and Unsubsidized On or After 10/1/93	1/1/87	or After 10/1/93	After 7/1/94	Total Amount

Undergraduate (per year):
1st year	$2,625	$2,625	$4,000	$6,625
2nd year	$2,625	$3,500	$4,000	$7,500
3rd year and above	$4,000	$5,500	$5,000	$10,500
Graduate (per year)	$7,500	$8,500	$10,000	$18,500
Aggregate Limit:
Undergraduate	$17,250	$23,000	$23,000	$46,000
Graduate (including undergraduate)	$54,750	$65,500	$73,000	$138,500
      For the purposes of the table above:

•	The loan limits include both FFELP and FDLP loans.

•	The amounts in the second column represent the combined maximum loan amount per year for Subsidized and Unsubsidized Stafford Loans. Accordingly, the maximum amount that a student may borrow under an Unsubsidized Stafford Loan is the difference between the combined maximum loan amount and the amount the student received in the form of a Subsidized Stafford Loan.
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
      Repayment. Repayment of a Stafford Loan begins 6 months after the student ceases to be enrolled at least half time. In general, each loan must be scheduled for repayment over a period of not more than 10 years after repayment begins. New borrowers on or after October 7, 1998 who accumulate outstanding loans under the FFELP totaling more than $30,000 are entitled to extend repayment for up to 25 years, subject to minimum repayment amounts and Consolidation loan borrowers may be scheduled for repayment up to 30 years depending on the borrower’s indebtedness. The Higher Education Act currently requires minimum annual payments of $600, unless the borrower and the lender agree to lower payments, except that negative amortization is not allowed. The Act and related regulations require lenders to offer the choice of a standard, graduated, income-sensitive and extended repayment schedule, if applicable, to all borrowers entering repayment.
      Grace Periods, Deferral Periods and Forbearance Periods. After the borrower stops pursuing at least a half-time course of study, he must begin to repay principal of a Stafford Loan following the grace period. However, no principal repayments need be made, subject to some conditions, during deferment and forbearance periods.

      For borrowers whose first loans are disbursed on or after July 1, 1993, repayment of principal may be deferred while the borrower returns to school at least half-time. Additional deferrals are available, when the borrower is:

•	enrolled in an approved graduate fellowship program or rehabilitation program; or

•	seeking, but unable to find, full-time employment (subject to a maximum deferment of 3 years); or

•	having an economic hardship, as defined in the Act (subject to a maximum deferment of 3 years).
      The Higher Education Act also permits, and in some cases requires, “forbearance” periods from loan collection in some circumstances. Interest that accrues during forbearance is never subsidized. Interest that accrues during deferment periods may be subsidized.
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
      The annual and aggregate amounts of PLUS Loans first disbursed on or after July 1, 1993 are limited only to the difference between the cost of the student’s education and other financial aid received, including scholarship, grants and other student loans.
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

		Maximum	Interest
Trigger Date	Borrower Rate	Borrower Rate	Rate Margin

Before 10/01/81	9%	9%	N/A
From 10/01/81 through 10/30/82	14%	14%	N/A
From 11/01/82 through 06/30/87	12%	12%	N/A
From 07/01/87 through 09/30/92	1-year Index + Interest Rate Margin	12%	3.25%
From 10/01/92 through 06/30/94	1-year Index + Interest Rate Margin	PLUS 10%, SLS 11%	3.10%
From 07/01/94 through 06/30/98	1-year Index + Interest Rate Margin	9%	3.10%
From 6/30/98 through 06/30/06	91-day Treasury + Interest Rate Margin	9%	3.10%
From 07/01/06	7.9%	7.9%	N/A
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
Consolidation Loan Program
      The Higher Education Act also authorizes a program under which borrowers may consolidate one or more of their student loans into a single Consolidation Loan that is insured and reinsured on a basis similar to Stafford and PLUS Loans. Consolidation Loans are made in an amount sufficient to pay outstanding principal, unpaid interest, late charges and collection costs on all federally reinsured student loans incurred under the FFELP that the borrower selects for consolidation, as well as loans made under various other federal student loan programs and loans made by different lenders. Under this program, a lender may make a Consolidation Loan to an eligible borrower who requests it so long as the lender holds all the outstanding FFELP loans of the borrower (known as the “Single Holder Price”); or the borrower has multiple FFELP loan holders or his holder does not offer Consolidation Loans. In general, a borrower’s eligibility to consolidate FFELP student loans ends upon receipt of a Consolidation Loan. Under certain circumstances, a FFELP borrower may obtain a Consolidation Loan under the FDLP.
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
      Consolidation Loans bear interest at a fixed rate equal to the greater of the weighted average of the interest rates on the unpaid principal balances of the consolidated loans and 9 percent for loans originated before July 1, 1994. For Consolidation Loans made on or after July 1, 1994 and for which applications were received before November 13, 1997, the weighted average interest rate is rounded up to the nearest whole percent. Consolidation Loans made on or after July 1, 1994 for which applications were received on or after November 13, 1997 through September 30, 1998 bear interest at the annual variable rate applicable to Stafford Loans subject to a cap of 8.25 percent. Consolidation Loans for which the application is received on or after October 1, 1998 bear interest at a fixed rate equal to the weighted average interest rate of the loans being consolidated rounded up to the nearest one-eighth of one percent, subject to a cap of 8.25 percent.
      Interest on Consolidation Loans accrues and, for applications received before January 1, 1993, is paid without interest subsidy by the Department. For Consolidation Loans for which applications were received between January 1 and August 10, 1993, all interest of the borrower is paid during deferral periods. Consolidation Loans for which applications were received on or after August 10, 1993 are only subsidized if all of the underlying loans being consolidated were Subsidized Stafford Loans. In the case of Consolidation Loans made on or after November 13, 1997, the portion of a Consolidation Loan that is comprised of Subsidized FFELP Loans and Subsidized FDLP Loans retains subsidy benefits during deferral periods.
      No insurance premium is charged to a borrower or a lender in connection with a Consolidation Loan. However, lenders must pay a monthly rebate fee to the Department at an annualized rate of 1.05 percent on principal and interest on Consolidation Loans for loans disbursed on or after October 1, 1993, and at an annualized rate of 0.62 percent for Consolidation Loan applications received between October 1, 1998 and January 31, 1999. The rate for special allowance payments for Consolidation Loans is determined in the same manner as for other FFELP loans.

      A borrower must begin to repay his Consolidation Loan within 60 days after his consolidated loans have been discharged. For applications received on or after January 1, 1993, repayment schedule options include graduated or income-sensitive repayment plans, and loans are repaid over periods determined by the sum of the Consolidation Loan and the amount of the borrower’s other eligible student loans outstanding. The lender may, at its option, include graduated and income-sensitive repayment plans in connection with student loans for which the applications were received before that date. The maximum maturity schedule is 30 years for indebtedness of $60,000 or more.
Guarantee Agencies under the FFELP
      Under the FFELP, guarantee agencies guarantee (or insure) loans made by eligible lending institutions. Student loans are guaranteed as to 100 percent of principal and accrued interest against death or discharge. Guarantee agencies also guarantee lenders against default. For loans that were made before October 1, 1993, lenders are insured for 100 percent of the principal and unpaid accrued interest. Since October 1, 1993, lenders are insured for 98 percent of principal and all unpaid accrued interest or 100 percent of principal and all unpaid accrued interest if it receives an Exceptional Performance designation by the Department of Education.
      The Department of Education reinsures guarantors for amounts paid to lenders on loans that are discharged or defaulted. The reimbursement on discharged loans is for 100 percent of the amount paid to the holder. The reimbursement rate for defaulted loans decreases as a guarantor’s default rate increases. The first trigger for a lower reinsurance rate is when the amount of defaulted loan reimbursements exceeds 5 percent of the amount of all loans guaranteed by the agency in repayment status at the beginning of the federal fiscal year. The second trigger is when the amount of defaults exceeds 9 percent of the loans in repayment. Guarantee agency reinsurance rates are presented in the table below.

Claims Paid Date	Maximum	9% Trigger	5% Trigger

Before October 1, 1993	100%	90%	80%
October 1, 1993 — September 30, 1998	98%	88%	78%
On or after October 1, 1998	95%	85%	75%
      After the Department reimburses a guarantor for a default claim, the guarantor attempts to collect the loan from the borrower. However, the Department requires that the defaulted guaranteed loans be assigned to it when the guarantor is not successful. A guarantor also refers defaulted guaranteed loans to the Department to “offset” any federal income tax refunds or other federal reimbursement which may be due the borrowers. Some states have similar offset programs.
      To be eligible for federal reinsurance, guaranteed loans must meet the requirements of the Higher Education Act and regulations issued under the Act. Generally, these regulations require that lenders determine whether the applicant is an eligible borrower attending an eligible institution, explain to borrowers their responsibilities under the loan, ensure that the promissory notes evidencing the loan are executed by the borrower; and disburse the loan proceeds as required. After the loan is made, the lender must establish repayment terms with the borrower, properly administer deferrals and forbearances, credit the borrower for payments made, and report the loan’s status to credit reporting agencies. If a borrower becomes delinquent in repaying a loan, a lender must perform collection procedures that vary depending upon the length of time a loan is delinquent. The collection procedures consist of telephone calls, demand letters, skiptracing procedures and requesting assistance from the guarantor.
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

Student Loan Discharges
      FFELP loans are not generally dischargeable in bankruptcy. Under the United States Bankruptcy Code, before a student loan may be discharged, the borrower must demonstrate that repaying it would cause the borrower or his family undue hardship. When a FFELP borrower files for bankruptcy, collection of the loan is suspended during the time of the proceeding. If the borrower files under the “wage earner” provisions of the Bankruptcy Code or files a petition for discharge on the ground of undue hardship, then the lender transfers the loan to the guarantee agency which then participates in the bankruptcy proceeding. When the proceeding is complete, unless there was a finding of undue hardship, the loan is transferred back to the lender and collection resumes.
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
Guarantor Funding
      In addition to providing the primary guarantee on FFELP loans, guarantee agencies are charged with responsibility for maintaining records on all loans on which they have issued a guarantee (“account maintenance”), assisting lenders to prevent default by delinquent borrowers (“default aversion”), post-default loan administration and collections and program awareness and oversight. These activities are funded by revenues from the following statutorily prescribed sources plus earnings on investments.

Source	Basis

Insurance Premium	Up to 1% of the principal amount guaranteed, withheld from the proceeds of each loan disbursement.
Loan Processing and Issuance Fee	.4% of the principal amount guaranteed in each fiscal year, paid by the Department of Education.
Account Maintenance Fee	.10% of the original principal amount of loans outstanding, paid by the Department of Education.
Default Aversion Fee	1% of the outstanding amount of loans submitted by a lender for default aversion assistance, minus 1% of the unpaid principal and interest paid on default claims, which is, paid once per loan by transfers out of the Student Loan Reserve Fund.
Collection Retention	23% of the amount collected on loans on which reinsurance has been paid (18.5% collected for a defaulted loan that is purchased by a lender for rehabilitation or consolidation), withheld from gross receipts.

      The Act requires guaranty agencies to establish two funds: a Student Loan Reserve Fund and an Agency Operating Fund. The Student Loan Reserve Fund contains the reinsurance payments received from the Department, Insurance Premiums and the complement of the reinsurance on recoveries. The fund is federal property and its assets may only be used to pay insurance claims and to pay Default Aversion Fees. Recoveries on defaulted loans are deposited into the Agency Operating Fund. The Agency Operating Fund is the guarantor’s property and is not subject to as strict limitations on its use.
      If the Department of Education determines that a guarantor is unable to meet its insurance obligations, the holders of loans guaranteed by that guarantor may submit claims directly to the Department and the Department is required to pay the full guarantee payments due, in accordance with guarantee claim processing standards no more stringent than those applied by the terminated guarantor. However, the Department’s obligation to pay guarantee claims directly in this fashion is contingent upon its making the determination referred to above.

(This page has been left blank intentionally.)