Form 10-Q
period 2005-03-31
SLM CORP
filed 2005-05-09
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

☐                                 Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to            .

Commission File Number: 001-13251

SLM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-2013874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12061 Bluemont Way, Reston, Virginia	20190
(Address of principal executive offices)	(Zip Code)

(703) 810-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2005
Common Stock, $.20 par value	419,534,619 shares

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

Constant Prepayment Rate (“CPR”)—A variable in life of loan estimates that measures the rate at which loans in the portfolio pay before their stated maturity. The CPR is directly correlated to the average life of the portfolio. CPR equals the percentage of loans that prepay annually as a percentage of the beginning of period balance.

Direct Loans—Student loans originated directly by ED under the William D. Ford Federal Direct Student Loan Program (“FDLP”).

ED—The U.S. Department of Education.

Embedded Fixed Rate/Variable Rate Floor Income—Embedded Floor Income is Floor Income (see definition below) that is earned on off-balance sheet student loans that are in securitization trusts sponsored by us. At the time of the securitization, the option value of Embedded Fixed Rate Floor Income is included in the initial valuation of the Residual Interest (see definition below) and the gain or loss on sale of the student loans. Embedded Floor Income is also included in the quarterly fair value adjustments of the Residual Interest.

Exceptional Performer (“EP”) Designation—The EP designation is determined by ED in recognition of meeting certain performance standards set by ED in servicing FFELP loans. Upon receiving the EP designation, the EP servicer receives 100 percent reimbursement on default claims on federally guaranteed student loans for all loans serviced for a period of at least 270 days before the date of default and will no longer be subject to the two percent Risk Sharing (see definition below) on these loans. The EP servicer is entitled to receive this benefit as long as it remains in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria.

FDLP—The William D. Ford Federal Direct Student Loan Program.

FFELP—The Federal Family Education Loan Program, formerly the Guaranteed Student Loan Program.

Fixed Rate Floor Income—We refer to Floor Income (see definition below) associated with student loans whose borrower rate is fixed to term (primarily Consolidation Loans) as Fixed Rate Floor Income.

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

GSE—The Student Loan Marketing Association was a federally chartered government-sponsored enterprise and wholly owned subsidiary of SLM Corporation that was dissolved under the terms of the Privatization Act (see definition below) on December 29, 2004.

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

Offset Fee—We were required to pay to ED an annual 30 basis point Offset Fee on the outstanding balance of Stafford and PLUS student loans purchased and held by the GSE after August 10, 1993. The fee did not apply to student loans sold to securitized trusts or to loans held outside of the GSE. This fee no longer applies, as the GSE was dissolved under the terms of the Privatization Act on December 29, 2004.

Preferred Channel Originations—Preferred Channel Originations are comprised of: 1) student loans that are originated by lenders with forward purchase commitment agreements with Sallie Mae and are committed for sale to Sallie Mae, such that we either own them from inception or acquire them soon after origination, and 2) loans that are originated by internal Sallie Mae brands. (See also “RECENT DEVELOPMENTS—Bank One/JPMorgan Chase Relationships” for a discussion related to our lender partners.)

Preferred Lender List—To streamline the student loan process, most higher education institutions select a small number of lenders to recommend to their students and parents. This recommended list is referred to as the Preferred Lender List.

Private Education Loans (formerly referred to as “Private Credit Student Loans”)—Education loans to students or parents of students that are not guaranteed or reinsured under the FFELP or any other federal student loan program. Private Education Loans include loans for traditional higher education, undergraduate and graduate degrees, and for alternative education, such as career training, private kindergarten through secondary education schools and tutorial schools. Traditional higher education loans have repayment terms similar to FFELP loans, whereby repayments begin after the borrower leaves school. Repayment for alternative education or career training loans begins immediately.

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

Retained Interest—The Retained Interest includes the Residual Interest (defined above) and servicing rights (as the Company retains the servicing responsibilities).

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

Special Allowance Payment (“SAP”)—FFELP student loans generally earn interest at the greater of the borrower rate or a floating rate determined by reference to the average of the applicable floating rates (91-day Treasury bill rate or commercial paper) in a calendar quarter, plus a fixed spread that is dependent upon when the loan was originated and the loan’s repayment status. If the resulting floating rate exceeds the borrower rate, ED pays the difference directly to us. This payment is referred to as the Special Allowance Payment or SAP and the formula used to determine the floating rate is the SAP formula. We refer to the fixed spread to the underlying index as the Special Allowance spread.

Title IV Programs and Title IV Loans—Student loan programs created under Title IV of the HEA, including the FFELP and the FDLP, and student loans originated under those programs, respectively.

Wind-Down—The dissolution of the GSE under the terms of the Privatization Act (see definition above).

Variable Rate Floor Income—For FFELP Stafford student loans whose borrower interest rate resets annually on July 1, we may earn Floor Income or Embedded Floor Income (see definitions above) based on a calculation of the difference between the borrower rate and the then current interest rate. We refer to this as Variable Rate Floor Income because Floor Income is earned only through the next reset date.

SLM CORPORATION
FORM 10-Q
INDEX
March 31, 2005

PART I.   FINANCIAL INFORMATION

Item 1.                        Financial Statements

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Federally insured student loans (net of allowance for losses of $6,849 and $7,778, respectively)	$63,379,249	$60,561,439
Private Education Loans (net of allowance for losses of $190,880 and $171,886 respectively)	6,527,022	5,419,611
Other loans (net of allowance for losses of $11,754 and $11,148, respectively)	1,094,712	1,047,745
Investments
Available-for-sale	2,175,566	3,274,123
Other	323,599	304,700
Total investments	2,499,165	3,578,823
Cash and cash equivalents	735,869	3,395,487
Restricted cash and investments	2,224,354	2,211,643
Retained Interest in off-balance sheet securitized loans	2,246,329	2,316,388
Goodwill and acquired intangible assets, net	1,014,986	1,066,142
Other assets	4,075,267	4,496,248
Total assets	$83,796,953	$84,093,526
Liabilities
Short-term borrowings	$5,516,177	$2,207,095
Long-term notes	72,241,082	75,914,573
Other liabilities	2,901,843	2,797,921
Total liabilities	80,659,102	80,919,589
Commitments and contingencies
Minority interest in subsidiaries	72,869	71,633
Stockholders’ equity
Preferred stock, Series A, par value $.20 per share, 20,000 shares authorized: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share	165,000	165,000
Common stock, par value $.20 per share, 1,125,000 shares authorized: 484,917 and 483,266 shares issued, respectively	96,984	96,654
Additional paid-in capital	1,969,881	1,905,460
Accumulated other comprehensive income (net of tax of $201,694 and $237,285, respectively)	374,574	440,672
Retained earnings	2,662,316	2,521,740
Stockholders’ equity before treasury stock	5,268,755	5,129,526
Common stock held in treasury at cost: 62,936 and 59,634 shares, respectively	2,203,773	2,027,222
Total stockholders’ equity	3,064,982	3,102,304
Total liabilities and stockholders’ equity	$83,796,953	$84,093,526

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Three months ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Interest income:
Federally insured student loans	$699,154	$468,967
Private Education Loans	129,616	76,589
Other loans	20,153	18,376
Cash and investments	62,049	43,457
Total interest income	910,972	607,389
Interest expense:
Short-term debt	30,206	84,664
Long-term debt	534,006	201,010
Total interest expense	564,212	285,674
Net interest income	346,760	321,715
Less: provisions for losses	46,523	39,818
Net interest income after provisions for losses	300,237	281,897
Other income:
Gains on student loan securitizations	49,894	113,954
Servicing and securitization revenue	142,961	136,658
Losses on derivative and hedging activities, net	(34,251)	(116,743)
Guarantor servicing fees	32,540	34,971
Debt management fees and collections revenue	120,635	79,928
Other	62,319	58,955
Total other income	374,098	307,723
Operating expenses:
Salaries and benefits	146,932	126,241
Other	115,359	82,636
Total operating expenses	262,291	208,877
Income before income taxes and minority interest in net earnings of subsidiaries	412,044	380,743
Income taxes	186,466	89,278
Income before minority interest in net earnings of subsidiaries	225,578	291,465
Minority interest in net earnings of subsidiaries	2,194	—
Net income	223,384	291,465
Preferred stock dividends	2,875	2,886
Net income attributable to common stock	$220,509	$288,579
Basic earnings per common share	$.52	$.65
Average common shares outstanding	420,924	442,664
Diluted earnings per common share	$.49	$.61
Average common and common equivalent shares outstanding	463,014	482,060
Dividends per common share	$.19	$.17

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Preferred Stock	Common Stock Shares			Preferred	Common	Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders’
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at December 31, 2003	3,300,000	472,642,996	(24,964,753)	447,678,243	$165,000	$94,529	$1,553,240	$425,621	$941,284	$(549,628)	$2,630,046
Comprehensive income:
Net income									291,465		291,465
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								104,189			104,189
Change in unrealized gains (losses) on derivatives, net of tax								4,993			4,993
Minority pension liability adjustment								(358)			(358)
Comprehensive income											400,289
Cash dividends:
Common stock ($.17 per share)									(76,763)		(76,763)
Preferred stock ($.87 per share)									(2,886)		(2,886)
Issuance of common shares		3,799,142	46,249	3,845,391		760	96,053			1,773	98,586
Tax benefit related to employee stock option and purchase plans							21,347				21,347
Repurchase of common shares:
Equity forwards:
Exercise cost, cash			(7,891,660)	(7,891,660)						(240,045)	(240,045)
Gain on settlement			—	—						(63,706)	(63,706)
Benefit plans			(723,318)	(723,318)						(29,217)	(29,217)
Balance at March 31, 2004	3,300,000	476,442,138	(33,533,482)	442,908,656	$165,000	$95,289	$1,670,640	$534,445	$1,153,100	$(880,823)	$2,737,651
Balance at December 31, 2004	3,300,000	483,266,408	(59,634,019)	423,632,389	$165,000	$96,654	$1,905,460	$440,672	$2,521,740	$(2,027,222)	$3,102,304
Comprehensive income:
Net income									223,384		223,384
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(56,785)			(56,785)
Change in unrealized gains (losses) on derivatives, net of tax								(9,313)			(9,313)
Comprehensive income											157,286
Cash dividends:
Common stock ($.19 per share)									(79,933)		(79,933)
Preferred stock ($.87 per share)									(2,875)		(2,875)
Issuance of common shares		1,651,039	56,286	1,707,325		330	53,079			2,835	56,244
Tax benefit related to employee stock option and purchase plans							11,342				11,342
Repurchase of common shares:
Equity forwards:
Exercise cost, cash			(3,122,381)	(3,122,381)						(157,586)	(157,586)
Gain on settlement			—	—						(10,023)	(10,023)
Benefit plans			(235,993)	(235,993)						(11,777)	(11,777)
Balance at March 31, 2005	3,300,000	484,917,447	(62,936,107)	421,981,340	$165,000	$96,984	$1,969,881	$374,574	$2,662,316	$(2,203,773)	$3,064,982

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three months ended
	March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Operating activities
Net income	$223,384	$291,465
Adjustments to reconcile net income to net cash used in operating activities:
Gains on student loan securitizations	(49,894)	(113,954)
Unrealized (gains)/losses on derivative and hedging activities, excluding equity forwards	(196,516)	41,094
Unrealized (gains)/losses on derivative and hedging activities—equity forwards	108,307	(140,761)
Provisions for losses	46,523	39,818
Minority interest, net	(2,284)	—
Mortgage loans originated	(368,737)	(363,140)
Proceeds from sales of mortgage loans	280,793	262,582
Increase in restricted cash	(103,246)	(238,066)
Increase in accrued interest receivable	(110,922)	(164,716)
Increase in accrued interest payable	7,195	99,349
Decrease in Retained Interest in off-balance sheet securitized loans, net	9,165	22,893
Decrease in other assets, goodwill and acquired intangible assets, net	53,637	34,558
Decrease in other liabilities	(29,932)	(558,130)
Total adjustments	(355,911)	(1,078,473)
Net cash used in operating activities	(132,527)	(787,008)
Investing activities
Student loans acquired	(7,396,513)	(6,311,801)
Loans purchased from securitized trusts (primarily through loan consolidations)	(1,831,300)	(1,273,677)
Reduction of student loans:
Installment payments	1,419,656	1,595,982
Claims and resales	283,186	216,594
Proceeds from securitization of student loans treated as sales	3,544,305	1,236,345
Proceeds from sales of student loans	14,709	190,687
Other loans made	(116,791)	(151,343)
Other loans repaid	156,589	143,086
Purchases of available-for-sale securities	(28,684,462)	(51,640,829)
Proceeds from sales of available-for-sale securities	841,797	—
Proceeds from maturities of available-for-sale securities	28,955,447	50,367,989
Purchases of held-to-maturity and other securities	(150,388)	(114,179)
Proceeds from maturities of held-to-maturity securities and other securities	155,973	90,515
Return of investment from Retained Interest	73,196	126,897
Net cash used in investing activities	(2,734,596)	(5,523,734)
Financing activities
Short-term borrowings issued	4,568,130	179,680,070
Short-term borrowings repaid	(2,921,784)	(181,021,844)
Long-term notes issued	1,664,501	5,943,574
Long-term notes repaid	(2,897,392)	(4,074,944)
Borrowings collateralized by loans in trust	—	8,009,643
Common stock issued	56,244	98,586
Common stock repurchased	(179,386)	(273,467)
Common dividends paid	(79,933)	(76,763)
Preferred dividends paid	(2,875)	(2,886)
Net cash provided by financing activities	207,505	8,281,969
Net (decrease) increase in cash and cash equivalents	(2,659,618)	1,971,227
Cash and cash equivalents at beginning of period	3,395,487	1,847,585
Cash and cash equivalents at end of period	$735,869	$3,818,812
Cash disbursements made for:
Interest	$437,243	$218,583
Income taxes	$12,384	$201,564

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2005 and for the three months ended
March 31, 2005 and 2004 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

1.   Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of SLM Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results for the year ending December 31, 2005. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2004 Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three months ended March 31, 2004 to be consistent with classifications adopted for 2005.

Recently Issued Accounting Pronouncements

Share-Based Payment

On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) for the fiscal year beginning after June 15, 2005. SFAS No. 123(R) allows for two transition alternatives for public companies: (a) modified-prospective transition or (b) modified-retrospective transition. Management is still evaluating both methods, but has tentatively decided to apply the modified-retrospective transition alternative for all periods presented and will recognize compensation cost in the amounts previously reported in the pro forma footnote disclosure under the provisions of SFAS No. 123. Had the Company adopted SFAS No. 123(R) for the first three months of 2005, its diluted earnings per share would have been $.02 lower and going forward, the adoption of SFAS No. 123 (R) should have a similar effect on diluted earnings per share. The Company plans to adopt SFAS No. 123(R) in January 2006.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2005 and for the three months ended
March 31, 2005 and 2004 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

1.   Significant Accounting Policies (Continued)

Effect of Contingently Convertible Debt on Diluted Earnings per Share

In December 2004, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which addresses the timing of the inclusion of the dilutive effect of contingently convertible debt instruments (“Co-Cos”) in diluted earnings per share (“diluted EPS”). Co-Cos are generally convertible into the common shares of the issuer after the common stock share price exceeds a predetermined threshold for a specified time period, generally referred to as the market price trigger. EITF No. 04-8 requires the shares underlying the Co-Cos be included in diluted EPS computations regardless of whether the market price trigger or the conversion price has been met, using the “if-converted” accounting method. EITF No. 04-8 was effective for reporting periods ending after December 15, 2004 with retroactive restatement to all required reporting periods. As a result, the diluted EPS amounts have been retroactively restated for all prior periods presented to give effect to the application of EITF No. 04-8 as it relates to the Company’s $2 billion Co-Cos issued in May 2003. The effect of the adoption of EITF No. 04-8 was to decrease diluted EPS, as discussed in Note 5, “Common Stock.”

Stock-Based Compensation

The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for employee stock options (see “Recently Issued Accounting Pronouncements—Share Based Payment” above). Under APB No. 25, the Company does not recognize compensation expense on fixed award plans unless the exercise price of its employee stock options is less than the market price of the underlying stock on the date of grant. The Company grants all of its options at the fair market value of the underlying stock on the date of grant. Consequently, the Company has not recorded such expense in the periods presented.

The fair values for the options granted in the three months ended March 31, 2005 and 2004 were estimated at the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions:

	Three months ended March 31,
	2005	2004
Risk free interest rate	3.87%	2.08%
Expected volatility	22.72%	14.04%
Expected dividend rate	1.53%	1.62%
Expected life of the option (in years)	5 years	3 years

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2005 and for the three months ended
March 31, 2005 and 2004 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

1.   Significant Accounting Policies (Continued)

The following table summarizes pro forma disclosures for the three months ended March 31, 2005 and 2004, as if the Company had accounted for employee and Board of Directors stock options granted subsequent to December 31, 1994 under the fair market value method as set forth in SFAS No. 123. The option value is amortized over an assumed vesting period of three years or to the actual date of vesting, whichever comes first.

	Three months ended
	March 31,
	2005	2004
Net income attributable to common stock	$220,509	$288,579
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,781)	(16,499)
Pro forma net income attributable to common stock	$210,728	$272,080
Basic earnings per common share	$.52	$.65
Pro forma basic earnings per common share	$.50	$.61
Diluted earnings per common share	$.49	$.61
Pro forma diluted earnings per common share	$.47	$.57

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2005 and for the three months ended
March 31, 2005 and 2004 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

2.   Allowance for Student Loan Losses (Continued)

The following table summarizes changes in the allowance for student loan losses for both the Private Education Loan and federally insured student loan portfolios for the three months ended March 31, 2005 and 2004.

	Three months ended
	March 31,
	2005	2004
Balance at beginning of period	$179,664	$211,709
Additions
Provisions for student loan losses	43,144	37,793
Recoveries	4,908	2,846
Deductions
Reductions for student loan sales and securitizations	—	(21,102)
Charge-offs	(29,987)	(27,795)
Balance at end of period	$197,729	$203,451

In addition to the provisions for student loan losses, provisions for losses on other Company loans totaled $3 million and $2 million for the three months ended March 31, 2005 and 2004, respectively.

The following table summarizes changes in the allowance for student loan losses for on-balance sheet Private Education Loans for the three months ended March 31, 2005 and 2004.

	Three months ended
	March 31,
(Dollars in millions)	2005	2004
Allowance at beginning of period	$172	$166
Provision for loan losses	43	32
Charge-offs	(29)	(26)
Recoveries	5	3
Net charge-offs	(24)	(23)
Balance before securitization of Private Education Loans	191	175
Reduction for securitization of Private Education Loans	—	(21)
Allowance at end of period	$191	$154
Net charge-offs as a percentage of average loans in repayment (annualized)	3.29%	3.86%
Allowance as a percentage of the ending total loan balance	2.84%	3.56%
Allowance as a percentage of the ending loans in repayment	6.35%	6.88%
Allowance coverage of net charge-offs (annualized)	1.99	1.67
Average total loans	$6,266	$5,146
Ending total loans	$6,718	$4,331
Average loans in repayment	$2,924	$2,396
Ending loans in repayment	$3,005	$2,241

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2005 and for the three months ended
March 31, 2005 and 2004 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

2.   Allowance for Student Loan Losses (Continued)

Delinquencies

The table below presents the Company’s Private Education Loan delinquency trends as of March 31, 2005 and 2004. Delinquencies have the potential to adversely impact earnings through increased servicing and collection costs in the event the delinquent accounts charge off.

	March 31,
	2005		2004
(Dollars in millions)	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,733		$2,039
Loans in forbearance(2)	222		193
Loans in repayment and percentage of each status:
Loans current	2,707	90.1%	2,008	89.6%
Loans delinquent 31-60 days(3)	119	4.0	84	3.7
Loans delinquent 61-90 days	70	2.3	50	2.3
Loans delinquent greater than 90 days	109	3.6	99	4.4
Total Private Education Loans in repayment	3,005	100.0%	2,241	100.0%
Total Private Education Loans, gross	6,960		4,473
Private Education Loan unamortized discount	(242)		(142)
Total Private Education Loans	6,718		4,331
Private Education Loan allowance for losses	(191)		(154)
Private Education Loans, net	$6,527		$4,177
Percentage of Private Education Loans in repayment	43.2%		50.1%
Delinquencies as a percentage of Private Education Loans in repayment	9.9%		10.4%

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2005 and for the three months ended
March 31, 2005 and 2004 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

3.   Goodwill and Acquired Intangible Assets

Intangible assets include the following:

		As of March 31 , 2005
(Dollars in millions)	Average Amortization Period	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$239	$(54)	$185
Tax exempt bond funding(1)	10 years	64	(9)	55
Acquired software and technology	7 years	80	(42)	38
Non-compete agreements	2 years	10	(8)	2
Total		393	(113)	280
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	71	—	71
Total acquired intangible assets		$464	$(113)	$351

		As of December 31 , 2004
(Dollars in millions)	Average Amortization Period	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$239	$(48)	$191
Tax exempt bond funding(1)	10 years	64	(6)	58
Acquired software and technology	7 years	80	(39)	41
Non-compete agreements	2 years	10	(7)	3
Total		393	(100)	293
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	71	—	71
Total acquired intangible assets		$464	$(100)	$364

(1)      In connection with the Company’s 2004 acquisition of Southwest Student Services Corporation, the Company acquired certain tax exempt bonds that enable the Company to earn a 9.5 percent Special Allowance Payment (“SAP”) rate on student loans funded by those bonds in indentured trusts. If the student loan is removed from the trust such that it is no longer funded by the bonds, it ceases earning the 9.5 percent SAP. A different student loan can be substituted in the trust and begin earning the 9.5 percent SAP. This feature remains as long as the bonds are outstanding.

The Company recorded amortization of $13 million and $7 million for the three months ended March 31, 2005 and 2004, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2005 and for the three months ended
March 31, 2005 and 2004 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

3.   Goodwill and Acquired Intangible Assets (Continued)

A summary of changes in the Company’s goodwill by reportable segment is as follows:

(Dollars in millions)	December 31 , 2004	Acquisitions/ Adjustments	March 31 , 2005
Lending	$440	$(37)	$403
Debt Management Operations	206	(2)	204
Corporate and Other	57	—	57
Total	$703	$(39)	$664

During the first quarter of 2005, the Company finalized the purchase price allocations for certain acquisitions in 2004. Acquisitions are accounted for under the purchase method of accounting as defined in SFAS No. 141, “Business Combinations.” The Company allocates the purchase price to the fair value of the acquired tangible assets, liabilities and identifiable intangible assets as of the acquisition date as determined by an independent appraiser. Goodwill associated with the Company’s acquisitions is reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” addressed further in Note 2, “Significant Accounting Policies,” within the Company’s 2004 Annual Report on Form 10K.

In the first quarter of 2005, the Company finalized its purchase price allocation for the acquisition of Arrow Financial Services LLC and Arrow Funding LLC (collectively, “AFS”), acquired in September 2004, which resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of approximately $109 million.

In the first quarter of 2005, the Company finalized its purchase price allocation for Southwest Student Services Corporation, acquired in October of 2004, which resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of approximately $184 million.

4.   Student Loan Securitization

Securitization Activity

The Company securitizes its student loan assets, and for transactions qualifying as sales, retains a Residual Interest, which may include reserve and other cash accounts, and servicing rights (as the Company retains the servicing responsibilities), all of which are referred to as the Company’s Retained Interest in off-balance sheet securitized loans. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The investors and securitization trust have no recourse to the Company’s other assets for the failure of the student loans to pay when due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2005 and for the three months ended
March 31, 2005 and 2004 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

4.   Student Loan Securitization (Continued)

The following table summarizes the Company’s securitization activity for the three months ended March 31, 2005 and 2004. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three months ended March 31,
	2005				2004
	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %
FFELP Stafford loans	2	$3,530	$50	1.4%	—	$—	$—	—%
Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	1	1,252	114	9.1
Total securitizations—sales	2	3,530	$50	1.4%	1	1,252	$114	9.1%
Consolidation Loans(1)	—	—			3	8,023
Total securitizations—financings	—	—			3	8,023
Total securitizations	2	$3,530			4	$9,275

(1)                 In certain Consolidation Loan securitization structures, the Company holds certain rights that can affect the remarketing of certain bonds such that these securitizations did not qualify as qualifying special purpose entities (“QSPEs”). Accordingly, they are accounted for on-balance sheet as variable interest entities (“VIEs”).

The table below presents the key assumptions used in estimating the fair value of Residual Interests at the date of securitization resulting from the student loan securitization sale transactions completed during the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
	2005				2004
	FFELP Stafford Loans		Consolidation Loans(1)	Private Education Loans(1)	FFELP Stafford Loans(1)	Consolidation Loans(1)	Private Education Loans
Prepayment speed	**		—	—	—	—	6%
Weighted-average life	4.0	yrs.	—	—	—	—	6.9	yrs.
Expected credit losses (% of principal securitized)	0%		—	—	—	—	4.73%
Residual cash flows discounted at (weighted average)	12%		—	—	—	—	12%

(1)                 No securitizations in the period, or such securitizations did not qualify for sale treatment.

**             20 percent for 2005, 15 percent for 2006 and 6 percent thereafter.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2005 and for the three months ended
March 31, 2005 and 2004 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

4.   Student Loan Securitization (Continued)

Retained Interest

The following table summarizes the fair value of the Company’s Retained Interests along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales.

	As of March 31, 2005		As of December 31, 2004
(Dollars in millions)	Retained Interest Fair Value(3)	Underlying Securitized Loan Balance	Retained Interest Fair Value(3)	Underlying Securitized Loan Balance
FFELP Stafford loans	$1,101	$28,000	$1,037	$27,444
Consolidation Loans(2)	451	7,219	585	7,393
Private Education Loans	694	6,245	694	6,309
Total(1)	$2,246	$41,464	$2,316	$41,146

(1)                 Unrealized gains (pre-tax) included in accumulated other comprehensive income related to the Retained Interests totaled $364 million and $445 million as of March 31, 2005 and December 31, 2004, respectively.

(2)                 Includes $266 million and $399 million related to the fair value of the Embedded Floor Income as of March 31, 2005 and December 31, 2004, respectively. The decrease in the fair value of the Embedded Floor Income is due to rising interest rates during the quarter.

(3)                 The Company recorded $9 million and $14 million of impairment related to the Retained Interests for the three months ended March 31, 2005 and 2004, respectively. The impairment charges are primarily the result of FFELP Stafford loans prepaying faster than projected through loan consolidation. These impairment charges are recorded as a loss and are included as a reduction to securitization revenue.

In addition to student loans in off-balance sheet trusts, the Company had $30.9 billion and $31.5 billion of securitized student loans outstanding (face amount) as of March 31, 2005 and December 31, 2004, respectively, in on-balance sheet securitization trusts.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2005 and for the three months ended
March 31, 2005 and 2004 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

5.   Common Stock

The following table summarizes the Company’s common share repurchases, issuances and equity forward activity for the three months ended March 31, 2005 and 2004.

	Three months ended
	March 31,
(Shares in millions)	2005	2004
Common shares repurchased:
Equity forwards	3.1	7.9
Benefit plans(1)	.3	.7
Total shares repurchased	3.4	8.6
Average purchase price per share	$50.43	$31.26
Common shares issued	1.7	3.8
Equity forward contracts:
Outstanding at beginning of period	42.8	43.5
New contracts	6.9	4.2
Exercises	(3.1)	(7.9)
Outstanding at end of period	46.6	39.8
Authority remaining at end of period to repurchase or enter into equity forwards	28.9	34.2

(1)                 Includes shares withheld from stock option exercises and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

As of March 31, 2005, the expiration dates and purchase prices for outstanding equity forward contracts were as follows:

Year of maturity	Outstanding	Range of	Average
(Shares in millions)	contracts	purchase prices	purchase price
2006	5.5	$39.74 – $50.47	$49.31
2007	10.3	50.47	50.47
2008	7.9	50.47	50.47
2009	16.0	50.47	50.47
2010	6.9	48.21 – 49.58	48.92
	46.6		$50.10

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2005 and for the three months ended
March 31, 2005 and 2004 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

5.   Common Stock (Continued)

The closing price of the Company’s common stock on March 31, 2005 was $49.84.

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

At March 31, 2005, the Company had $2 billion contingently convertible debentures (“Co-Cos”) outstanding that are convertible, under certain conditions, into shares of SLM common stock at an initial conversion price of $65.98. The investors generally can only convert the debentures if the Company’s common stock has appreciated for a prescribed period to 130 percent of the conversion price, which would amount to $85.77, or the Company calls the debentures. Per EITF No. 04-8, diluted EPS for all periods presented includes the potential dilutive effect of the Company’s outstanding Co-Cos for the three months ended March 31, 2005 and 2004. (See Note 1, “Significant Accounting Policies—Recently Proposed Accounting Pronouncements.”)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2005 and for the three months ended
March 31, 2005 and 2004 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

5.   Common Stock (Continued)

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the three months ended March 31, 2005 and 2004:

	Three months ended
	March 31, 2005	March 31, 2004
Numerator:
Net income attributable to common stock	$220,509	$288,579
Adjusted for debt expense of Co-Cos, net of taxes	8,619	4,295
Net income attributable to common stock, adjusted	$229,128	$292,874
Denominator:
Weighted-average shares used to compute basic EPS	420,924	442,664
Effect of dilutive securities:
Dilutive effect of stock options, deferred compensation, restricted stock units, ESPP, and equity forwards	11,778	9,084
Dilutive effect of Co-Cos	30,312	30,312
Dilutive potential common shares(1)	42,090	39,396
Weighted-average shares used to compute diluted EPS	463,014	482,060
Net earnings per share:
Basic EPS	$.52	$.65
Dilutive effect of stock options, deferred compensation, restricted stock units, ESPP, and equity forwards	(.01)	(.01)
Dilutive effect of Co-Cos	(.02)	(.03)
Diluted EPS	$.49	$.61

(1)      For the three months ended March 31, 2005 and 2004, securities of approximately 11 million and 33 million shares, respectively, were not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2005 and for the three months ended
March 31, 2005 and 2004 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

6.   Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at March 31, 2005 and December 31, 2004 and their impact on other comprehensive income and earnings for the three months ended March 31, 2005 and 2004. At March 31, 2005 and December 31, 2004, $590 million and $524 million (fair value), respectively, of available-for-sale investment securities and $189 million and $222 million, respectively, of cash were pledged as collateral against these derivative instruments.

	Cash Flow		Fair Value		Trading		Total
	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004	March 31, 2005	December 31, 2004
(Dollars in millions)
Fair Values
Interest rate swaps	$(2)	$25	$(349)	$(176)	$(144)	$(84)	$(495)	$(235)
Floor/Cap contracts	—	—	—	—	(582)	(625)	(582)	(625)
Futures		—	—	—	(2)	(2)	(2)	(2)
Equity forwards	—	—	—	—	33	139	33	139
Cross currency interest rate swaps	—	—	1,270	1,839	—	—	1,270	1,839
Total	$(2)	$25	$921	$1,663	$(695)	$(572)	$224	$1,116
(Dollars in billions)
Notional Values
Interest rate swaps	$6.6	$5.8	$13.1	$13.4	$102.5	$85.9	$122.2	$105.1
Floor/Cap contracts	—	—	—	—	47.4	41.7	47.4	41.7
Futures	.2	1.0	—	—	.7	6.5	.9	7.5
Cross currency interest rate swaps	—	—	13.9	13.7	—	—	13.9	13.7
Other(1)	—	—	—	—	2.0	2.0	2.0	2.0
Total	$6.8	$6.8	$27.0	$27.1	$152.6	$136.1	$186.4	$170.0
(Shares in millions)
Contracts
Equity forwards	—	—	—	—	46.6	42.8	46.6	42.8

(1)                 “Other” consists of an embedded derivative bifurcated from the convertible debenture issuance that relates primarily to certain contingent interest and conversion features of the debt. The embedded derivative has had zero fair value since inception.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2005 and for the three months ended
March 31, 2005 and 2004 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

6.   Derivative Financial Instruments (Continued)

	Three months ended March 31,
	Cash Flow		Fair Value				Trading		Total
(Dollars in millions)	2005	2004	2005		2004		2005	2004	2005	2004
Changes to accumulated other comprehensive income, net of tax
Change in fair value to cash flow hedges	$(16)	$2	$—		$—		$—	$—	$(16)	$2
Amortization of effective hedges and transition adjustment(1)	7	3	—		—		—	—	7	3
Change in accumulated other comprehensive income, net	$(9)	$5	$—		$—		$—	$—	$(9)	$5
Earnings Summary
Amortization of closed futures contracts’ gains/losses in interest expense(2)	$(12)	$(5)	$—		$—		$—	$—	$(12)	$(5)
Losses on derivative and hedging activities—Realized(3)	—	—	—		—		(122)	(216)	(122)	(216)
Gains (losses) on derivative and hedging activities—Unrealized	—	—	(12	)(4)	(2	)(4)	100	101	88	99
Total earnings impact	$(12)	$(5)	$(12)		$(2)		$(22)	$(115)	$(46)	$(122)

(1)                 The Company expects to amortize $21 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging the forecasted issuance of debt instruments that are outstanding as of March 31, 2005.

(2)                 For futures contracts that qualify as SFAS No. 133 hedges where the hedged transaction occurs.

(3)                 Includes net settlement income/expense related to trading derivatives and realized gains and losses related to derivative dispositions.

(4)                 The change in the fair value of cash flow and fair value hedges represents amounts related to ineffectiveness.

7.   Pension Plans

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

For those participants continuing to accrue benefits under the Pension Plans, benefits are credited using a cash balance formula. Under the formula, each participant has an account, for record keeping purposes only, to which credits are allocated each payroll period based on a percentage of the participant’s compensation for the current pay period. The applicable percentage is determined by the participant’s

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2005 and for the three months ended
March 31, 2005 and 2004 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

7.   Pension Plans (Continued)

number of years of service with the Company. If an individual participated in the Company’s prior pension plan as of September 30, 1999 and met certain age and service criteria, the participant (“grandfathered participant”) will receive the greater of the benefits calculated under the prior plan, which uses a final average pay plan method, or the current plan under the cash balance formula.

Components of Net Periodic Pension Cost

Net periodic pension cost included the following components:

	Three months ended March 31,
	2005	2004
Service cost—benefits earned during the period	$2,473	$3,144
Interest cost on project benefit obligations	2,806	2,814
Expected return on plan assets	(4,109)	(3,842)
Net amortization and deferral	(29)	(379)
Net periodic pension cost	$1,141	$1,737

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it did not expect to contribute to its qualified pension plan (the “Qualified Plan”) in 2005. As of March 31, 2005, the Company had made no contributions to its Qualified Plan.

8.   Contingencies

The Company and various affiliates were defendants in a lawsuit brought by College Loan Corporation (“CLC”) in the United States District Court for the Eastern District of Virginia alleging various breach of contract and common law tort claims in connection with CLC’s consolidation loan activities. The Complaint sought compensatory damages of at least $60 million. At trial CLC had reduced its claim for compensatory damages to $47 million. On June 25, 2003, the jury returned a verdict in favor of the Company on all counts. CLC subsequently filed an appeal. On January 31, 2005, the United States Court of Appeals for the Fourth Circuit overturned the jury verdict on the grounds that the trial judge’s pretrial rulings improperly limited CLC’s proof at trial and remanded the case to the District Court for further proceedings. The Court of Appeals decision did not address the merits of the case. The Company filed a petition for rehearing or alternatively a rehearing en banc, which the Fourth Circuit denied. The United States District Court for the Eastern District of Virginia has scheduled the retrial for August 22, 2005. The plaintiffs intend to seek additional compensatory damages at the retrial for actions taken by Sallie Mae since the June 25, 2003 verdict. Plaintiffs are seeking punitive damages in addition to the compensatory damages.

The Company was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The plaintiffs sought

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2005 and for the three months ended
March 31, 2005 and 2004 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

8.   Contingencies (Continued)

to represent a nationwide class action on behalf of all borrowers who allegedly paid “undisclosed improper and excessive” late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of two million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 27, 2003, the Superior Court granted the Company’s motion to dismiss the complaint in its entirety. On March 4, 2004, the District of Columbia Court of Appeals affirmed the Superior Court’s decision granting our motion to dismiss the complaint, but granted plaintiffs leave to re-plead the first count, which alleged violations of the D.C. Consumer Protection Procedures Act. On September 15, 2004, the plaintiffs filed an amended class action complaint. On December 27, 2004, the Superior Court granted the Company’s motion to dismiss the plaintiffs’ amended compliant. Plaintiffs have appealed the Superior Court’s December 27, 2004 dismissal order to the District of Columbia Court of Appeals. The Company believes that it will prevail on the merits of this case if it becomes necessary to further litigate this matter.

The Company continues to cooperate with the SEC concerning an informal investigation that the SEC initiated on January 14, 2004. Although there are currently no data requests outstanding and the SEC has not sought to interview any additional witnesses, discussions with the SEC to conclude this matter are ongoing. The investigation concerns certain 2003 year-end accounting entries made by employees of one of the Company’s debt collection agency subsidiaries. The Company’s Audit Committee engaged outside counsel to investigate the matter and management conducted its own investigation. These investigations by the Audit Committee and management have been completed and the amounts in question were less than $100,000.

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

9.   Segment Reporting

The Company has two primary operating segments as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”—the Lending and Debt Management Operations (“DMO”) segments. The Lending and DMO operating segments meet the quantitative thresholds for reportable segments identified in SFAS No. 131. Accordingly, the results of operations of the Company’s Lending and DMO segments are presented below. The Company has smaller operating segments including the Guarantor Servicing and Student Loan Servicing operating segments as well as certain other products and services provided to colleges and universities which do not meet the quantitative thresholds identified in SFAS No. 131. Therefore, the results of operations for these operating segments and the revenues and

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2005 and for the three months ended
March 31, 2005 and 2004 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

9.   Segment Reporting (Continued)

expenses associated with these other products and services are combined with corporate overhead and other corporate activities within the Corporate and Other reporting segment.

The management reporting process measures the performance of the Company’s operating segments based on the management structure of the Company as well as the methodology used by management to evaluate performance and allocate resources. Management, including the Company’s two chief operating decision makers, evaluates the performance of the Company’s operating segments based on their profitability. As discussed further below, management measures the profitability of the Company’s operating segments based on certain “core cash” measures. Accordingly, information regarding the Company’s reportable segments is provided based on this “core cash” measure. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. Intersegment revenues and expenses are netted within the appropriate financial statement line items consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.

The Company’s principal operations are located in the United States, and its results of operations and long-lived assets in geographic regions outside of the United States are not significant. In the Lending segment, no individual customer accounted for more than 10 percent of its total revenue during the three months ended March 31, 2005 and 2004. United Student Aid Funds, Inc. (“USA Funds”) is the Company’s largest customer in both the DMO and Corporate and Other segments. During the three months ending March 31, 2005 and 2004, it accounted for 43 percent and 64 percent, respectively, of the aggregate revenues generated by the Company’s DMO and Corporate and Other segments. No other customers accounted for more than 10 percent of total revenues in those segments for the years mentioned.

Lending

In the Company’s Lending business segment, the Company originates and acquires both federally guaranteed student loans which are administered by ED and Private Education Loans, which are not federally guaranteed. Private Education Loans are primarily used by borrowers to supplement FFELP loans to meet the rising cost of education. The Company owns and manages student loans for over eight million borrowers totaling $111.7 billion at March 31, 2005, of which $99.2 billion or 89 percent are federally insured. In addition to education lending, the Company also originates mortgage and consumer loans with the intent of selling the majority of such loans. During the three months ended March 31, 2005, the Company originated $393 million in mortgage and consumer loans and its mortgage and consumer loan portfolio totaled $506 million at March 31, 2005, of which $208 million pertained to mortgages in the held for sale portfolio.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2005 and for the three months ended
March 31, 2005 and 2004 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

9.   Segment Reporting (Continued)

DMO

The Company provides a wide range of accounts receivable and collections services through five operating units that comprise its DMO operating segment. These services include defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, student loan default aversion services, and accounts receivable management and collection for purchased portfolios of receivables that have been charged off by their original creditors. The Company’s DMO operating segment primarily serves the student loan marketplace through a broad array of default management services on a contingency fee or other pay for performance basis to six FFELP guarantors and for campus based programs.

In addition to collecting on its own purchased receivables, the DMO operating segment purchases charged-off debt and provides receivable management and collection services for large federal agencies, credit card clients and other holders of consumer debt.

Corporate and Other

The Company’s Corporate and Other business segment includes the aggregate activity of its smaller operating segments including its Guarantor Servicing and Loan Servicing business segments, other products and services as well as corporate overhead.

Financial Highlights

The tables below include the condensed operating results for each of the Company’s reportable segments. Management, including the “chief operating decision makers,” evaluates the Company on certain non-GAAP performance measures that the Company refers to as “core cash” measures. While “core cash” measures are not a substitute for reported results under GAAP, the Company relies on “core cash” measures in operating its business because it believes these “core cash” measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.

“Core cash” measures are the primary financial performance measures used by management to develop the Company’s financial plans, track results, and establish corporate performance targets and incentive compensation. Management believes this information provides additional insight into the financial performance of the core business activities of its operating segments. Accordingly, the tables presented below reflect “core cash” operating measures reviewed and utilized by management to manage the business. Reconciliations to the Company’s consolidated operating results in accordance with GAAP are also included in the tables below.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2005 and for the three months ended
March 31, 2005 and 2004 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

9.   Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended March 31, 2005
(Dollars in millions)	Lending	DMO	Corporate and Other	Total Core Cash Measures	Adjustments	Total GAAP
Net interest income	$494	$—	$—	$494	$(147)	$347
Less: provisions for losses	55	—	—	55	(8)	47
Net interest income after provisions for losses	439	—	—	439	(139)	300
Fee income	—	85	33	118	—	118
Collections revenue	—	36	—	36	—	36
Other income	35	—	32	67	153	220
Operating expenses	116	64	69	249	13	262
Income taxes(1)	132	21	—	153	34	187
Minority interest in net earnings of subsidiaries	1	1	—	2	—	2
Net income	$225	$35	$(4)	$256	$(33)	$223

	Three Months Ended March 31, 2004
(Dollars in millions)	Lending	DMO	Corporate and Other	Total Core Cash Measures	Adjustments	Total GAAP
Net interest income	$433	$—	$—	$433	$(111)	$322
Less: provisions for losses	45	—	—	45	(5)	40
Net interest income after provisions for losses	388	—	—	388	(106)	282
Fee income	—	80	35	115	—	115
Other income	28	—	31	59	134	193
Operating expenses	104	32	66	202	7	209
Income taxes(1)	112	17	—	129	(39)	90
Net income	$200	$31	$—	$231	$60	$291

(1)                 Income taxes are based on a percentage of net income before tax for the individual reportable segment.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2005 and for the three months ended
March 31, 2005 and 2004 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

9.   Segment Reporting (Continued)

The adjustments required to reconcile from the Company’s “core cash” measures to its GAAP results of operations relate to differing treatments for securitization transactions, derivatives, Floor Income related to the Company’s student loans, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects aggregate adjustments associated with these areas for the three months ended March 31, 2005, and 2004.

	Three months ended March 31,
(Dollars in millions)	2005	2004
Non-GAAP Performance Measures:
Net impact of securitization accounting(1)	$(33)	$(10)
Net impact of derivative accounting(2)	90	99
Net impact of Floor Income(3)	(43)	(61)
Amortization of acquired intangibles(4)	(13)	(7)
Net tax effect(5)	34	(39)
Total non-GAAP performance measures	$(33)	$60

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

(2)                 Derivative accounting: “Core cash” measures exclude the periodic unrealized gains and losses caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 and recognize the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. The Company also excludes the gain or loss on equity forward contracts that are required to be accounted for in accordance with SFAS No. 133 as derivatives and are marked-to-market through earnings.

(3)                 Floor income: The timing and amount (if any) of Floor Income earned is uncertain and in excess of expected spreads and, therefore, the Company excludes such income when it is not economically hedged from “core cash” measures. The Company employs derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. These derivatives do not qualify as effective accounting hedges and therefore are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line on the income statement with no offsetting mark of the economically hedged items. For “core cash” measures, the Company reverses the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and includes the amortization of net premiums received (net of Eurodollar futures contracts’ realized gains or losses) in income.

(4)                 Other items: The Company excludes amortization of acquired intangibles.

(5)                 Such tax effect is based upon the Company’s “core cash” effective tax rate for the year. The net tax effect results primarily from the exclusion of the permanent income tax impact of the equity forward contracts.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Information at March 31, 2005 and for the three months ended
March 31, 2005 and 2004 is unaudited)

(Dollars and shares in thousands, except per share amounts, unless otherwise stated)

10.   JPMorgan Chase/Bank One Relationships

On March 22, 2005, the Company announced that it has extended both its JPMorgan Chase and Bank One student loan servicing and loan purchase commitments to August 31, 2010. This comprehensive agreement also provides for the dissolution, by year-end, of the joint venture between Chase and Sallie Mae that has been marketing student loans under the Chase brand since 1996, and resolves the lawsuit filed by Chase on February 17, 2005. In consideration for extending the agreement, the Company received a $40 million payment that will be recognized over the life of the agreement.

JPMorgan Chase will continue to sell all student loans to the Company (whether made under the Chase or Bank One brand) that are originated or serviced on the Company’s platforms. In addition, the agreement provides that substantially all Chase-branded education loans made for the July 1, 2005 to June 30, 2006 academic year (and future loans made to these borrowers) will be sold to the Company, including certain loans that are not originated or serviced on Sallie Mae platforms.

The Company anticipates that the agreement will have no adverse impact on school clients for the 2005-2006 loan processing season. The Company will continue to support its school customers through its comprehensive set of products and services, including its loan origination and servicing platforms, its family of lending brands and strategic lender partners.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 2005 and 2004

(Dollars in millions, except per share amounts, unless otherwise stated)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Some of the statements contained in this quarterly report discuss future expectations and business strategies or include other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. We undertake no obligation to publicly update or revise any forward-looking statements.

OVERVIEW

We are the largest source of funding, delivery and servicing support for education loans in the United States primarily through our participation in the FFELP. Our primary business is to originate, acquire and hold student loans, with the net interest income and gains on the sales of student loans in securitization being the primary source of our earnings. We also earn fees for pre-default and post-default receivables management services. We are now engaged in every phase of the student loan life cycle—from originating and servicing student loans to default prevention and ultimately the collection on defaulted student loans. We also provide a wide range of financial services, processing capabilities and information technology to meet the needs of educational institutions, lenders, students and their families, and guarantee agencies. SLM Corporation, more commonly known as Sallie Mae, is a holding company that operates through a number of subsidiaries and references in this report to the “Company” refer to SLM Corporation and its subsidiaries.

We have used both internal growth and strategic acquisitions to attain our leadership position in the education finance marketplace. We have the largest sales force in the student loan industry that delivers our product offerings on campuses. The core of our marketing strategy is to promote our on-campus brands, which generate student loan originations through our Preferred Channel. Loans generated through our Preferred Channel are more profitable than loans acquired through our forward purchase commitments or the spot market since they are owned earlier in the student loan’s life and we generally incur lower costs on such loans. We have built brand leadership between the Sallie Mae name, the brands of our subsidiaries and those of our lender partners, such that we capture volume of three of the top five originators of FFELP loans. These sales and marketing efforts are supported by the largest and most diversified servicing capabilities in the industry, providing an unmatched array of servicing capability to financial aid offices.

In recent years we have diversified our business through the acquisition of several companies that provide default management and loan collections services, all of which are combined in our Debt Management Operations (“DMO”) business segment. Initially these acquisitions were concentrated in the student loan industry, but through our acquisition of Arrow Financial Services (“AFS”) in September 2004, we expanded our capabilities to include a full range of accounts receivable management services to a number of different industries. The DMO business segment has been expanding rapidly such that revenue grew 51 percent in the first quarter of 2005 over the first quarter 2004, and we now employ over 3,000 people in this segment.

In December 2004, we completed the Wind-Down of the GSE and are now a fully privatized company. We have defeased all remaining GSE debt obligations and dissolved the GSE’s federal charter. The liquidity provided to the Company by the GSE has been replaced by non-GSE financing, including securitizations originated by non-GSE subsidiaries of SLM Corporation. This funding transformation was accomplished by increasing and diversifying our investor base over the last three years. We now have a number of sources of liquidity including the formation of our first asset-backed commercial paper program ($5 billion in available borrowings) and our unsecured revolving credit facilities, which totaled $5 billion as of March 31, 2005.

See “STUDENT LOAN MARKETING ASSOCIATION—Privatization Act—Completion of the GSE Wind-Down” for a more detailed discussion of the GSE Wind-Down.

BUSINESS SEGMENTS

We manage our business through two primary operating segments: the Lending operating segment and the DMO operating segment. These operating segments are considered reportable segments under the Financial Accounting Standards Board’s (“FASB’s”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” based on quantitative thresholds applied to the Company’s financial statements. In addition, we provide other complementary products and services, including guarantor and student loan servicing through smaller operating segments that do not meet such thresholds and are aggregated in the Corporate and Other operating segment for financial reporting purposes.

Since our reportable operating segments operate in distinct business environments, the discussion herein of the results of our operations is primarily presented on an operating segment basis. The Lending operating segment includes all discussion of income and related expenses associated with net interest margin, student loan spread and its components, securitization gains and the ongoing servicing and securitization income, gains and losses on derivative and hedging activities, and other fees earned on our Managed portfolio of student loans.

The DMO operating segment reflects the fees earned, collections revenue from defaulted loan portfolios, and expenses incurred to operate our DMO business. Our Corporate and Other operating segment includes our remaining fee businesses and other corporate expenses that do not pertain directly to the primary operating segments identified above.

SFAS No. 131 requires public companies to report financial and descriptive information about their reportable operating segments. The segment information that follows in this “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” (“MD&A”) includes certain condensed financial information in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In accordance with SFAS No. 131, in Note 9 to our consolidated financial statements, “Segment Reporting,” we present separate financial information about our operating segments that is used regularly by the “chief operating decision makers” in deciding how to allocate resources and in assessing the operating results of the business. The financial information included in Note 9 reflects certain non-GAAP performance measures, which we refer to as “core cash” measures. These “core cash” measures are discussed in greater detail below in “ALTERNATIVE PERFORMANCE MEASURES.”

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three months ended March 31,		Increase (decrease)
	2005	2004	$	%
Net interest income	$347	$322	$25	8%
Less: provisions for losses	47	40	7	18
Net interest income after provisions for losses	300	282	18	6
Gains on student loan securitizations	50	114	(64)	(56)
Servicing and securitization revenue	143	137	6	4
Losses on derivative and hedging activities, net	(34)	(117)	83	71
Guarantor servicing fees	33	35	(2)	(6)
Debt management fees and collections revenue	121	80	41	51
Other income	61	59	2	3
Operating expenses	262	209	53	25
Income taxes	187	90	97	108
Minority interest in net earnings of subsidiaries	2	—	2	100
Net income	223	291	(68)	(23)
Preferred stock dividends	3	3	—	—
Net income attributable to common stock	$220	$288	$(68)	(23)%
Basic earnings per common share	$.52	$.65	$(.13)	(20)%
Diluted earnings per common share	$.49	$.61	$(.12)	(20)%
Dividends per common share	$.19	$.17	$.02	12%

Condensed Balance Sheets

	March 31,	December 31,	Increase (decrease)
	2005	2004	$	%
Assets
Federally insured student loans, net	$63,379	$60,561	$2,818	5%
Private Education Loans, net	6,527	5,420	1,107	20
Other loans, net	1,095	1,048	47	4
Cash and investments	3,235	6,974	(3,739)	(54)
Restricted cash and investments	2,224	2,212	12	1
Retained Interest in off-balance sheet securitized loans	2,246	2,316	(70)	(3)
Goodwill and acquired intangible assets, net	1,015	1,066	(51)	(5)
Other assets	4,076	4,497	(421)	(9)
Total assets	$83,797	$84,094	$(297)	—%
Liabilities and Stockholders’ Equity
Short-term borrowings	$5,516	$2,207	$3,309	150%
Long-term notes	72,241	75,915	(3,674)	(5)
Other liabilities	2,902	2,798	104	4
Total liabilities	80,659	80,920	(261)	—
Minority interest in subsidiaries	73	72	1	1
Stockholders’ equity before treasury stock	5,269	5,129	140	3
Common stock held in treasury at cost	2,204	2,027	177	9
Total stockholders’ equity	3,065	3,102	(37)	(1)
Total liabilities and stockholders’ equity	$83,797	$84,094	$(297)	—%

RESULTS OF OPERATIONS

As discussed in detail above in “OVERVIEW,” we have two primary business segments, Lending and DMO, plus a Corporate and Other business segment. Since these operating segments operate in distinct business environments, after a general discussion of the consolidated results of operations, the discussion that follows is primarily presented on an operating segment basis. The Lending operating segment includes all discussion of income and related expenses associated with net interest margin, student loan spread and its components, securitization gains and the ongoing servicing and securitization income, gains and losses on derivative and hedging activities, and other fees earned on our Managed portfolio of student loans.

The DMO operating segment reflects the fees earned, collections revenue, and expenses incurred to operate our DMO business. Our Corporate and Other business segment includes our ancillary fee businesses and other corporate expenses that do not pertain directly to the primary segments identified above. Unless otherwise noted, the financial information contained herein is in accordance with GAAP. We also present financial information for our reportable operating segments in Note 9 to our consolidated financial statements, “Segment Reporting,” which reflects “core cash” measures. “Core cash” measures are discussed in detail below in “ALTERNATIVE PERFORMANCE MEASURES.”

CONSOLIDATED EARNINGS SUMMARY

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

For the three months ended March 31, 2005, our net income was $223 million ($.49 diluted earnings per share) versus net income of $291 million ($.61 diluted earnings per share) in 2004. On a pre-tax basis, first quarter of 2005 income increased by 8 percent from $381 million in the first quarter of 2004 to $412 million in the first quarter of 2005. The decrease in net income from 2004 to 2005 is primarily due to the increase in the effective tax rate from 23 percent in the first quarter of 2004 to 45 percent in the first quarter of 2005. Fluctuations in the effective tax rate are driven by the permanent impact of the exclusion of the unrealized gains and losses on equity forward contracts for tax purposes. Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we are required to mark the equity forward contracts to market each quarter and recognize the change in their value in income. Conversely, these unrealized gains and losses are not recognized on a tax basis. In the first quarter of 2005, we recognized unrealized losses on our outstanding equity forward contracts of $108 million versus unrealized gains of $141 million in the first quarter of 2004.

The increase in pre-tax income from 2004 to 2005 can be attributed to several offsetting factors. Positive impacts on pre-tax income included an $83 million reduction in losses on derivative and hedging activities, a $41 million increase in DMO revenues and fees and an $18 million increase in net interest income. These items were partially offset by a $64 million decrease in the gains on student loan securitizations and a $53 million increase in operating expenses. The reduction in losses on our derivative and hedging activities can be primarily attributed to rising interest rates that lowered the value of our outstanding Floor Income Contracts that are liabilities to us, resulting in an unrealized gain, and offset the losses on the equity forward contracts discussed above. The increase in fee income and collections revenue from our DMO segment is primarily due to collections revenue from AFS acquired in the third quarter of 2004.

The decrease in the securitization gains can primarily be attributed to a Private Education Loan transaction in 2004, which had a gain of $114 million or 9.1 percent of assets securitized, versus gains of $50 million or 1.4 percent in 2005 in two FFELP Stafford securitizations. Private Education Loan securitizations generally have significantly higher gains as a percentage of assets securitized. There were no Private Education Loan securitizations in the first quarter of 2005. The year-over-year increases in operating expenses can be attributed to the expenses associated with three new subsidiaries acquired in the second half of 2004: AFS, Southwest Student Services Corporation (“Southwest”) and Student Loan Finance Association (“SLFA”).

Our Managed student loan portfolio grew by $19.6 billion, from $92.1 billion at March 31, 2004 to $111.7 billion at March 31, 2005. This growth was fueled by the acquisition of $7.5 billion in new Managed student loans in the first three months of 2005, a 16.2 percent increase over the $6.5 billion in the first three months of 2004. In the first three months of 2005, we originated $6.8 billion of student loans through our Preferred Channel, an increase of 16 percent over the $5.8 billion originated in the first three months of 2004.

LENDING BUSINESS SEGMENT

In our Lending business segment, we originate and acquire federally guaranteed student loans, which are administered by the U.S. Department of Education (“ED”), and Private Education Loans, which are not federally guaranteed. The majority of our Private Education Loans are made in conjunction with a FFELP Stafford loan and as a result are marketed through the same marketing channels as FFELP Stafford Loans. While FFELP student loans and Private Education Loans have different overall risk profiles due to the federal guarantee of the FFELP student loans, they share many of the same characteristics such as similar repayment terms, the same marketing channel and sales force, and are originated and serviced on the same servicing platform. Finally, where possible, the borrower receives a single bill for both the federally guaranteed and privately underwritten loans.

The following table includes the results of operations for our Lending business segment.

	Three months ended March 31,		% Increase (Decrease)
	2005	2004	2005 vs. 2004
Net interest income	$347	$322	8%
Less: provisions for losses	47	40	18
Net interest income after provisions for losses	300	282	6
Other income, net	296	21	1,310
Operating expenses	125	108	16
Income before income taxes and minority interest in net earnings of subsidiaries	471	195	142
Income taxes	166	73	127
Income before minority interest in net earnings of subsidiaries	305	122	150
Minority interest in net earnings of subsidiaries	1	—	100
Net income	$304	$122	149%

The following table includes asset information for our Lending business segment.

	March 31, 2005	December 31, 2004
Federally insured student loans, net	$63,379	$60,561
Private Education Loans, net	6,527	5,420
Other loans, net	1,095	1,048
Investments(1)	5,208	8,914
Retained Interest in off-balance sheet securitized loans	2,246	2,315
Other(2)	4,264	4,792
Total assets	$82,719	$83,050

(1)                 Investments include cash and cash equivalents, investments, restricted cash and investments, leveraged leases, and municipal bonds.

(2)                 Other assets include accrued interest receivable, goodwill and acquired intangible assets and other non-interest earning assets.

NET INTEREST INCOME

Net interest income, including interest income and interest expense, is derived primarily from our portfolio of student loans that remain on-balance sheet and to a lesser extent from other loans, cash and investments. The “Taxable Equivalent Net Interest Income” analysis below is designed to facilitate a comparison of non-taxable asset yields to taxable yields on a similar basis. Additional information regarding the return on our student loan portfolio is set forth under “Student Loans—Student Loan Spread Analysis.” Information regarding the provisions for losses is contained in Note 3 to the consolidated financial statements, “Allowance for Student Loan Losses.”

Taxable Equivalent Net Interest Income

The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

	Three months ended March 31,		Increase (decrease)
	2005	2004	$	%
Interest income
Student loans	$829	$546	$283	52%
Other loans	20	18	2	11
Cash and investments	62	43	19	44
Taxable equivalent adjustment	1	3	(2)	(67)
Total taxable equivalent interest income	912	610	302	50
Interest expense	564	285	279	98
Taxable equivalent net interest income	$348	$325	$23	7%

Average Balance Sheets

The following table reflects the rates earned on interest earning assets and paid on interest bearing liabilities for the three months ended March 31, 2005 and 2004. This table reflects the net interest margin for the entire Company on a consolidated basis. It is included in the Lending segment discussion because that segment includes substantially all interest earning assets and interest bearing liabilities.

	Three months ended March 31,
	2005		2004
	Balance	Rate	Balance	Rate
Average Assets
Federally insured student loans	$61,395	4.62%	$47,746	3.95%
Private Education Loans	6,266	8.39	5,146	5.99
Other loans	1,097	7.66	1,062	7.36
Cash and investments	7,756	3.26	9,025	2.04
Total interest earning assets	76,514	4.83%	62,979	3.90%
Non-interest earning assets	6,385		6,046
Total assets	$82,899		$69,025
Average Liabilities and Stockholders’ Equity
Short-term borrowings	$3,458	3.54%	$18,829	1.81%
Long-term notes	73,258	2.96	44,169	1.83
Total interest bearing liabilities	76,716	2.98%	62,998	1.82%
Non-interest bearing liabilities	3,225		3,487
Stockholders’ equity	2,958		2,540
Total liabilities and stockholders’ equity	$82,899		$69,025
Net interest margin		1.84%		2.08%

Rate/Volume Analysis

The following rate/volume analysis illustrates the relative contribution of changes in interest rates and asset volumes.

	Taxable	Increase (decrease)
	equivalent	attributable to
	increase	change in
	(decrease)	Rate	Volume
Three months ended March 31, 2005 vs. three months ended March 31, 2004
Taxable equivalent interest income	$302	$163	$139
Interest expense	279	218	61
Taxable equivalent net interest income	$23	$(55)	$78

The decrease in the net interest margin in the three months ended March 31, 2005 versus the three months ended March 31, 2004 was primarily due to the decrease in Floor Income and other student loan spread related items as discussed under “Student Loans—Student Loan Spread Analysis—On-Balance Sheet.” The negative effect of the reduced Floor Income was partially offset by a decrease in lower yielding short-term investments which were being built up during 2004 as additional liquidity in anticipation of the GSE Wind-Down.

Student Loans

For both federally insured student loans and Private Education Loans, we account for premiums paid, discounts received and certain origination costs incurred on the origination and acquisition of student loans in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The unamortized portion of the premiums and discounts is included in the carrying value of the student loan on the consolidated balance sheet. We recognize income on our student loan portfolio based on the expected yield of the student loan after giving effect to the amortization of purchase premiums and the accretion of student loan discounts, as well as interest rate reductions and rebates expected to be earned through borrower benefit programs. Discounts on Private Education Loans are deferred and accreted to income over the lives of the student loans. In the table below, this accretion of discounts is netted with the amortization of the premiums.

Student Loan Spread Analysis—On-Balance Sheet

The following table analyzes the reported earnings from student loans both on-balance sheet and those off-balance sheet in securitization trusts. For student loans off-balance sheet, we will continue to earn securitization and servicing fee revenues over the life of the securitized loan portfolios. The off-balance sheet information is discussed in more detail in “LIQUIDITY AND CAPITAL RESOURCES—Securitization Activities—Servicing and Securitization Revenue” where we analyze the on-going servicing revenue and Residual Interest earned on the securitized portfolios of student loans. For an analysis of our student loan spread for the entire portfolio of Managed student loans on a similar basis to the on-balance sheet analysis, see “Student Loan Spread Analysis—Managed Basis.”

	Three months ended March 31,
	2005	2004
On-Balance Sheet
Student loan yield, before Floor Income	5.54%	4.14%
Floor Income	.40	.95
Consolidation Loan Rebate Fees	(.66)	(.54)
Offset Fees	—	(.06)
Borrower benefits	(.17)	(.16)
Premium and discount amortization	(.15)	(.18)
Student loan net yield	4.96	4.15
Student loan cost of funds	(2.94)	(1.61)
Student loan spread	2.02%	2.54%
Off-Balance Sheet
Servicing and securitization revenue, before Floor Income	1.34%	1.12%
Floor Income, net of Floor Income previously recognized in gain on sale calculation	.04	.33
Servicing and securitization revenue	1.38%	1.45%
Average Balances
On-balance sheet student loans	$67,661	$52,892
Off-balance sheet student loans	41,892	37,786
Managed student loans	$109,553	$90,678

Discussion of On-Balance Sheet Student Loan Spread

The primary driver of fluctuations in our on-balance sheet student loan spread is the level of gross Floor Income (Floor Income earned before payments on Floor Income Contracts) earned in the period. For the three months ended March 31, 2005 and March 31, 2004, we earned gross Floor Income of $66 million (40 basis points) and $126 million (95 basis points), respectively. The reduction in gross Floor Income is primarily due to the increase in short-term interest rates. We believe that we have economically hedged most of the Floor Income through the sale of Floor Income Contracts, under which we receive an upfront fee and agree to pay the counterparty the Floor Income earned on a notional amount of student loans. These contracts do not qualify for accounting hedge treatment, and as a result the payments on the Floor Income Contracts are not included in student loan interest income and are therefore excluded from net interest income and the student loan spread. The Floor Income Contract payments are instead included on the income statement with “gains (losses) on derivative and hedging activities, net.” Payments on Floor Income Contracts associated with on-balance sheet student loans for the three months ended March 31, 2005 and March 31, 2004 totaled $60 million (36 basis points) and $109 million (82 basis points), respectively.

In addition to Floor Income Contracts, we also extensively use basis swaps to manage our basis risk associated with interest rate sensitive assets and liabilities. These swaps generally do not qualify as accounting hedges and are likewise required to be accounted for in the “gains (losses) on derivative and hedging activities, net” line on the income statement. As a result, they are not considered in the calculation of the cost of funds in the above table.

Discussion of the Quarter-over-Quarter Fluctuations on the On-Balance Sheet Student Loan Spread in Addition to Floor Income Effects Discussed Above

Excluding the effect of Floor Income discussed separately above, the first quarter of 2005 student loan spread increased by 3 basis points versus the year-ago quarter. The increase is primarily due to lower premium amortization caused by an increase in the first quarter of 2004 estimate of the average life of the loan portfolio to reflect the shift of the portfolio to Consolidation Loans. The positive impact of this change was partially offset by the higher Consolidation Loan rebate fees as Consolidation Loans continue to be a higher percentage of the on-balance sheet portfolio.

Student Loan Spread Analysis—Managed Basis Non-GAAP

The following table analyzes the earnings from our portfolio of Managed student loans on a “core cash” basis (see “ALTERNATIVE PERFORMANCE MEASURES”). This analysis includes both on-balance sheet and off-balance sheet loans in securitization trusts and derivatives economically hedging these line items and excludes unhedged Floor Income while including the amortization of upfront payments on Floor Income Contracts.

	Three months ended March 31,
	2005	2004
Managed Basis student loan yield	5.63%	4.16%
Consolidation Loan Rebate Fees	(.48)	(.40)
Offset Fees	—	(.03)
Borrower benefits	(.10)	(.09)
Premium and discount amortization	(.17)	(.09)
Managed Basis student loan net yield	4.88	3.55
Managed Basis student loan cost of funds	(3.08)	(1.64)
Managed Basis student loan spread	1.80%	1.91%
Average Balances
On-balance sheet student loans	$67,661	$52,892
Off-balance sheet student loans	41,892	37,786
Managed student loans	$109,553	$90,678

Discussion of Managed Basis Student Loan Spread

The year-over-year decrease in the Managed student loan spread is primarily due to a first quarter of 2004 increase in the terms for amortizing premiums and discounts related to our trust portfolios and Private Education Loans. This change in estimate reduced first quarter of 2004 premium amortization expense by 7 basis points. Also, the Managed student loan spread continued to be negatively impacted by the shift of the portfolio from FFELP Stafford to Consolidation Loans. Consolidation Loans have lower spreads than other FFELP loans due to the 105 basis point Consolidation Loan Rebate Fee, and to a lesser extent, higher borrower benefits expense and higher costs of funds. These negative effects are partially offset by the higher SAP spread earned on Consolidation Loans and lower student loan premium amortization due to their extended term. As long as interest rates remain at historically low levels and absent a program change in the next HEA reauthorization, we expect Consolidation Loans to be actively marketed by the student loan industry and remain an attractive refinancing option for borrowers, resulting in Consolidation Loans representing an increasing percentage of our federally guaranteed student loan portfolio.

The first quarter 2005 Managed student loan spread benefited from the increase in the average balance of Managed Private Education Loans as a percentage of the average Managed student loan portfolio from 10 percent in the first quarter 2004 to 11 percent in the first quarter 2005. Private Education Loans are subject to credit risk and therefore earn higher spreads which averaged 4.63 percent in the first quarter of 2005 for the Managed Private Education Loan portfolio versus a spread of 1.43 percent for the Managed guaranteed student loan portfolio.

On-Balance Sheet Floor Income

For on-balance sheet student loans, gross Floor Income is included in student loan income. The following table summarizes the components of Floor Income from on-balance sheet student loans, net of payments under Floor Income Contracts, for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
	2005			2004
	Fixed borrower rate	Variable borrower rate	Total	Fixed borrower rate	Variable borrower rate	Total
Floor Income:
Gross Floor Income	$66	$—	$66	$124	$2	$126
Payments on Floor Income Contracts	(60)	—	(60)	(109)	—	(109)
Net Floor Income	$6	$—	$6	$15	$2	$17
Net Floor Income in basis points	4	—	4	11	2	13

The decrease in Floor Income for the three months ended March 31, 2005 versus the year-ago period is due to higher interest rates and a higher percentage of Floor Income eligible student loans economically hedged through Floor Income Contracts.

As discussed in more detail under “LIQUIDITY AND CAPITAL RESOURCES—Securitization Activities,” when we securitize a portfolio of student loans, we estimate the future Fixed Rate Embedded Floor Income earned on off-balance sheet student loans using a discounted cash flow option pricing model and recognize the fair value of such cash flows in the initial gain on sale and subsequent valuations of the Residual Interest. Variable Rate Embedded Floor Income is recognized as earned in servicing and securitization revenue.

Student Loan Floor Income Contracts

The following table analyzes the ability of the FFELP student loans in our Managed student loan portfolio to earn Floor Income after March 31, 2005 and 2004.

	March 31, 2005			March 31, 2004
(Dollars in billions)	Fixed borrower rate	Variable borrower rate	Total	Fixed borrower rate	Variable borrower rate	Total
Student loans eligible to earn Floor Income:
On-balance sheet student loans	$43.3	$13.1	$56.4	$28.4	$14.8	$43.2
Off-balance sheet student loans	7.2	25.3	32.5	7.9	21.8	29.7
Managed student loans eligible to earn Floor Income	50.5	38.4	88.9	36.3	36.6	72.9
Less: Economically hedged Floor Income contracts	(26.0)	—	(26.0)	(15.9)	—	(15.9)
Net Managed student loans eligible to earn Floor Income	$24.5	$38.4	$62.9	$20.4	$36.6	$57.0
Net Managed student loans earning Floor Income	$2.5	$—	$2.5	$15.0	$32.1	$47.1

The following table shows the average Managed balance of Consolidation Loans whose Fixed Rate Floor Income is economically hedged through Floor Income Contracts for the period April 1, 2005 to March 31, 2010. These loans are both on and off-balance sheet and the related hedges do not qualify as effective SFAS No. 133 hedges.

(Dollars in billions)	2005	2006	2007	2008	2009	2010
Managed Basis:
Average balance of economically hedged Consolidation Loans	$26	$25	$16	$15	$10	$2

Activity in the Allowance for Private Education Loan Losses

The provision for student loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of Private Education Loans.

The following table summarizes changes in the allowance for Private Education Loan losses for the three months ended March 31, 2005 and 2004.

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Three months ended March 31,		Three months ended March 31,		Three months ended March 31,
	2005	2004	2005	2004	2005	2004
Allowance at beginning of period	$172	$166	$143	$93	$315	$259
Provision for loan losses	43	32	8	5	51	37
Charge-offs	(29)	(26)	(1)	—	(30)	(26)
Recoveries	5	3	—	(1)	5	2
Net charge-offs	(24)	(23)	(1)	(1)	(25)	(24)
Balance before securitization of Private Education Loans	191	175	150	97	341	272
Reduction for securitization of Private Education Loans	—	(21)	—	21	—	—
Allowance at end of period	$191	$154	$150	$118	$341	$272
Net charge-offs as a percentage of average loans in repayment (annualized)	3.29%	3.86%	.16%	.09%	1.61%	2.11%
Allowance as a percentage of the ending total loan balance	2.84%	3.56%	2.44%	2.33%	2.65%	2.90%
Allowance as a percentage of ending loans in repayment	6.35%	6.88%	4.43%	5.17%	5.33%	6.02%
Average coverage of net charge-offs (annualized)	1.99	1.67	28.27	60.00	3.36	2.89
Average total loans	$6,266	$5,146	$6,147	$3,997	$12,413	$9,142
Ending total loans	$6,718	$4,331	$6,141	$5,077	$12,859	$9,408
Average loans in repayment	$2,924	$2,396	$3,368	$2,079	$6,292	$4,475
Ending loans in repayment	$3,005	$2,241	$3,384	$2,288	$6,389	$4,529

The increase in the provision for Managed Private Education Loan losses for the first quarter of 2005 versus the same period in the prior year is due to the increase in the number of borrowers transitioning from school and updated default assumptions.

The decrease in charge-offs as a percentage of average loans in repayment and the increase in recoveries in the first quarter of 2005 versus the year-ago quarter on a Managed Basis can primarily be attributed to the enhanced pre-default and post-default collection efforts of our debt management operations. The year-over-year decrease in the Managed Private Education Loan allowance as a percentage of loans in repayment can be attributed to the changing mix of the portfolio and updates in our allowance assumptions since the first quarter of 2004.

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

The off-balance sheet allowance is increasing as more loans are securitized but is lower than the on-balance sheet percentage when measured as a percentage of ending loans in repayment because of the different mix of loans on-balance sheet and off-balance sheet. Certain loan types with higher expected default rates, such as career training, have not yet been securitized. Additionally, a larger percentage of the off-balance sheet loan borrowers are still in-school status and not required to make payments on their loans. Once the borrower leaves school, the allowance requirements increase to reflect the increased risk of loss as loans enter repayment.

Delinquencies

The table below presents our Private Education Loan delinquency trends as of March 31, 2005 and 2004. Delinquencies have the potential to adversely impact earnings through increased servicing and collection costs in the event the delinquent accounts charge off.

	On-Balance Sheet Private Education Loan Delinquencies
	March 31, 2005		March 31, 2004
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,733		$2,039
Loans in forbearance(2)	222		193
Loans in repayment and percentage of each status:
Loans current	2,707	90.1%	2,008	89.6%
Loans delinquent 31-60 days(3)	119	4.0	84	3.7
Loans delinquent 61-90 days	70	2.3	50	2.3
Loans delinquent greater than 90 days	109	3.6	99	4.4
Total Private Education Loans in repayment	3,005	100%	2,241	100%
Total Private Education Loans, gross	6,960		4,473
Private Education Loan unamortized discount	(242)		(142)
Total Private Education Loans	6,718		4,331
Private Education Loan allowance for losses	(191)		(154)
Private Education Loans, net	$6,527		$4,177
Percentage of Private Education Loans in repayment	43.2%		50.1%
Delinquencies as a percentage of Private Education Loans in repayment	9.9%		10.4%

	Off-Balance Sheet Private Education Loan Delinquencies
	March 31, 2005		March 31, 2004
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$2,458		$2,451
Loans in forbearance(2)	403		420
Loans in repayment and percentage of each status:
Loans current	3,207	94.8%	2,180	95.3%
Loans delinquent 31-60 days(3)	86	2.5	46	2.0
Loans delinquent 61-90 days	40	1.2	34	1.5
Loans delinquent greater than 90 days	51	1.5	28	1.2
Total Private Education Loans in repayment	3,384	100%	2,288	100%
Total Private Education Loans, gross	6,245		5,159
Private Education Loan unamortized discount	(104)		(82)
Total Private Education Loans	6,141		5,077
Private Education Loan allowance for losses	(150)		(118)
Private Education Loans, net	$5,991		$4,959
Percentage of Private Education Loans in repayment	54.2%		44.4%
Delinquencies as a percentage of Private Education Loans in repayment	5.2%		4.7%

	Managed Private Education Loan Delinquencies
	March 31, 2005		March 31, 2004
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,191		$4,490
Loans in forbearance(2)	625		613
Loans in repayment and percentage of each status:
Loans current	5,914	92.6%	4,188	92.5%
Loans delinquent 31-60 days(3)	205	3.2	130	2.9
Loans delinquent 61-90 days	110	1.7	84	1.8
Loans delinquent greater than 90 days	160	2.5	127	2.8
Total Private Education Loans in repayment	6,389	100%	4,529	100%
Total Private Education Loans, gross	13,205		9,632
Private Education Loan unamortized discount	(346)		(224)
Total Private Education Loans	12,859		9,408
Private Education Loan allowance for losses	(341)		(272)
Private Education Loans, net	$12,518		$9,136
Percentage of Private Education Loans in repayment	48.4%		47.0%
Delinquencies as a percentage of Private Education Loans in repayment	7.4%		7.5%

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

The percentage of loans delinquent greater than 90 days improved in the first quarter of 2005 versus the year-ago period. This improvement is primarily due to the enhanced pre-default collection efforts.

Forbearance—Managed Basis Private Education Loans

Private Education Loans are made to parent and student borrowers by our lender partners in accordance with our underwriting policies. These loans generally supplement federally guaranteed student loans, which are subject to federal lending caps. Private Education Loans are not guaranteed or insured against any loss of principal or interest. Traditional student borrowers use the proceeds of these loans to obtain higher education, which increases the likelihood of obtaining employment at higher income levels than would be available without the additional education. As a result, the borrowers’ repayment capability improves between the time the loan is made and the time they enter the post-education work force. We generally allow the loan repayment period on traditional Private Education Loans, except those generated by our SLM Financial subsidiary, to begin six to nine months after the student leaves school. This provides the borrower time to obtain a job to service his or her debt. For borrowers that need more time or experience other hardships, we permit additional delays in payment or partial payments (both referred to as forbearances) when we believe additional time will improve the borrower’s ability to repay the loan. Our policy does not grant any reduction in the repayment obligation (principal or interest) but does allow the borrower to stop or reduce monthly payments for an agreed period of time.

Forbearance is used most heavily immediately after the loan enters repayment. As indicated in the tables below showing the composition and status of the Managed Private Education Loan portfolio by number of months aged from the first date of repayment, the percentage of loans in forbearance decreases the longer the loans have been in repayment. At March 31, 2005, loans in forbearance as a percentage of loans in repayment and forbearance is 11.9 percent for loans that have been in repayment one to twenty-four months. The percentage drops to 3.5 percent for loans that have been in repayment more than 48 months. Approximately 76 percent of the Company’s loans in forbearance have been in repayment less than 24 months. These borrowers are essentially extending their grace period as they transition to the workforce. Forbearance continues to be a positive collection tool for the Private Education Loans as we believe it can provide the borrower with sufficient time to obtain employment and income to support his or her obligation. We consider the potential impact of forbearance in the determination of the loan loss reserves.

The tables below show the composition and status of the Managed Private Education Loan portfolio by number of months aged from the first date of repayment.

	Months since entering repayment
March 31, 2005	1 to 24 months	25 to 48 months	More than 48 months	After Mar. 31, 2005(1)	Total
Loans in-school/grace/deferment	$—	$—	$—	$6,191	$6,191
Loans in forbearance	473	106	46	—	625
Loans in repayment—current	3,263	1,457	1,194	—	5,914
Loans in repayment—delinquent 31-60 days	109	57	39	—	205
Loans in repayment—delinquent 61-90 days	63	29	18	—	110
Loans in repayment—delinquent greater than 90 days	83	50	27	—	160
Total	$3,991	$1,699	$1,324	$6,191	$13,205
Unamortized discount					(346)
Allowance for loan losses					(341)
Total Managed Private Education Loans, net					$12,518
Loans in forbearance as a percentage of loans in repayment and forbearance	11.9%	6.2%	3.5%	—%	8.9%

	Months since entering repayment
March 31, 2004	1 to 24 months	25 to 48 months	More than 48 months	After Mar. 31, 2004(1)	Total
Loans in-school/grace/deferment	$—	$—	$—	$4,490	$4,490
Loans in forbearance	475	104	34	—	613
Loans in repayment—current	2,495	1,104	589	—	4,188
Loans in repayment—delinquent 31-60 days	72	38	20	—	130
Loans in repayment—delinquent 61-90 days	47	22	15	—	84
Loans in repayment—delinquent greater than 90 days	64	35	28	—	127
Total	$3,153	$1,303	$686	$4,490	$9,632
Unamortized discount					(224)
Allowance for loan losses					(272)
Total Managed Private Education Loans, net					$9,136
Loans in forbearance as a percentage of loans in repayment and forbearance	15.1%	8.0%	5.0%	—%	11.9%

(1)                 Includes all loans in-school/grace/deferment.

Additionally, as indicated in the table below which breaks down the Managed Private Education Loans in forbearance by the cumulative number of months the borrower has used as of the dates indicated, 9 percent of borrowers currently in forbearance have deferred their loan repayment more than 24 months.

	March 31,
	2005		2004
	Forbearance Balance	% of Total	Forbearance Balance	% of Total
Cumulative number of months borrower has used forbearance
Less than 13 months	$440	70%	$416	68%
13 to 24 months	129	21	140	23
25 to 36 months	36	6	32	5
More than 36 months	20	3	25	4
Total	$625	100%	$613	100%

Loans in forbearance status decreased from 11.9 percent of loans in repayment and forbearance status at March 31, 2004 to 8.9 percent of loans in repayment and forbearance status at March 31, 2005. The decrease in the percentages of loans in forbearance status versus the prior year is primarily due to enhanced default prevention and collection efforts.

Other Income, Net

The following table summarizes the components of other income, net, for our Lending business segment for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
	2005	2004
Gains on student loan securitizations	$50	$114
Servicing and securitization revenue	143	137
Gains (losses) on derivative and hedging activities, net	74	(258)
Other income	29	28
Total other income, net	$296	$21

Gains on Student Loan Securitizations and Servicing and Securitization Revenue

Gains on sales of student loans to securitization trusts and servicing and securitization revenue, the ongoing revenue from securitized loan pools, are discussed in detail in “LIQUIDITY AND CAPITAL RESOURCES—Securitization Activities.”

Gains (losses) on derivative and hedging activities, net

See “ALTERNATIVE PERFORMANCE MEASURES—Derivative Accounting.”

Other Income

	Three months ended March 31,
	2005	2004
Late fees	$21	$21
Gains on sales of mortgages and other loan fees	4	5
Other	4	2
Total other income	$29	$28

Gains on sales of mortgages and other loan fees decreased by $1 million from 2004 to 2005. The decrease was primarily due to higher interest rates causing a slowdown in mortgage refinancings.

Student Loan Acquisitions

In the first quarter of 2005, 75 percent of our Managed student loan acquisitions were originated through our Preferred Channel. The following tables summarize the components of our student loan acquisition activity for the three months ended March 31, 2005 and 2004.

	March 31, 2005
	FFELP	Private	Total
Preferred Channel	$4,311	$1,334	$5,645
Other commitment clients	86	—	86
Spot purchases	419	—	419
Consolidations from third parties	913	—	913
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	1,827	—	1,827
Capitalized interest, premiums and discounts	340	(6)	334
Total on-balance sheet student loan acquisitions	7,896	1,328	9,224
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(1,827)	—	(1,827)
Capitalized interest and other—off-balance sheet securitized trusts	109	43	152
Total Managed student loan acquisitions	$6,178	$1,371	$7,549

	March 31, 2004
	FFELP	Private	Total
Preferred Channel	$3,821	$1,065	$4,886
Other commitment clients	72	—	72
Spot purchases	584	1	585
Consolidations from third parties	509	—	509
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	1,274	—	1,274
Capitalized interest. premiums and discounts	282	(22)	260
Total on-balance sheet student loan acquisitions	6,542	1,044	7,586
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(1,274)	—	(1,274)
Capitalized interest and other—off-balance sheet securitized trusts	154	28	182
Total Managed student loan acquisitions	$5,422	$1,072	$6,494

Preferred Channel Originations

In the first quarter of 2005, we originated $6.8 billion in student loan volume through our Preferred Channel, a 16 percent increase over the $5.8 billion originated in 2004. In the first quarter of 2005, we grew the Sallie Mae brand Preferred Channel Originations by 26 percent and our own brands now constitute 34 percent of our Preferred Channel Originations, up from 32 percent in 2004. The pipeline of loans that we currently service and are committed to purchase was $7.9 billion and $7.3 billion at March 31, 2005 and 2004, respectively. The following tables further break down our Preferred Channel Originations by type of loan and source.

	Three months ended March 31,
	2005	2004
Preferred Channel Originations—Type of Loan
Stafford	$4,175	$3,732
PLUS	960	825
Total FFELP	5,135	4,557
Private	1,627	1,287
Total	$6,762	$5,844
Preferred Channel Originations—Source
Sallie Mae brands	$2,318	$1,847
Lender partners	4,444	3,997
	$6,762	$5,844

The following table summarizes the activity in our Managed portfolio of student loans for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
	2005	2004
Beginning balance	$107,438	$88,789
Acquisitions, including capitalized interest	7,549	6,494
Repayments, claims, and other	(2,659)	(2,389)
Charge-offs to reserves and securitization trusts	(31)	(30)
Loan sales	(15)	(191)
Loans consolidated from SLM Corporation	(583)	(524)
Ending balance	$111,699	$92,149

Operating Expenses

The following table summarizes the components of operating expenses for our Lending business segment for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
	2005	2004
Operating expenses	$116	$104
Amortization of acquired intangible assets	9	4
Total operating expenses	$125	$108

Operating expenses include costs incurred to service our Managed student loan portfolio and acquire student loans, as well as other general and administrative expenses and the amortization of acquired intangible assets. Increases in the amortization of acquired intangible assets are primarily due to the acquisition of Southwest Student Services Corporation in October 2004.

DEBT MANAGEMENT OPERATIONS (“DMO”) BUSINESS SEGMENT

The following table includes the results of operations and selected balance sheet information for our DMO business segment.

	Three months ended March 31,		% Increase (Decrease)
	2005	2004	2005 vs. 2004
Fee income	$85	$80	6%
Collections revenue	36	—	100
Operating expenses	66	34	94
Income before income taxes and minority interest in net earnings of subsidiaries	55	46	20
Income taxes	21	17	24
Income before minority interest in net earnings of subsidiaries	34	29	17
Minority interest in net earnings of subsidiaries	1	—	100
Net income	$33	$29	14%

Fee Income and Collections Revenue

Contingency fee income increased $5 million or 6 percent to $85 million for the three months ended March 31, 2005, over the three months ended March 31, 2004. The growth in our contingency fee business is due primarily to fees earned from default collection services provided to guarantee agencies and ED by our Pioneer Credit Recovery, Inc. and General Revenue Corporation subsidiaries. The growth in default collections was offset by a decrease in portfolio management fees caused by a reduction in the inventory of loans being serviced for USA Funds.

The $36 million of collections revenue was generated from the purchased portfolios of AFS, a company we acquired in September 2004. During the three months ended March 31, 2005, AFS acquired charged-off consumer receivables portfolios with an aggregate face amount of $972 million at a cost of $25 million.

Revenues from USA Funds represented 38 percent and 69 percent, respectively, of total DMO revenue for the three months ended March 31, 2005 and 2004. We expect the percentage of revenue generated from services provided to USA Funds to decrease considerably in 2005 due primarily to the impact of our acquisition of AFS and the inclusion of the revenues generated by AFS’s purchased receivables business.

Operating Expenses

The following table summarizes the components of operating expenses for our DMO business segment for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
	2005	2004
Operating expenses	$64	$32
Amortization of acquired intangible assets	2	2
Total operating expenses	$66	$34

Operating expenses increased by $32 million, or 100 percent, to $64 million for the three months ended March 31, 2005, primarily due to the inclusion of AFS operating expenses. The increase in DMO contingency fee expenses is consistent with the growth in revenue and accounts serviced, as a high percentage of DMO expenses are variable, contributing to our stable margins.

At March 31, 2005 and December 31, 2004, the DMO business segment had total assets of $574 million and $519 million, respectively.

CORPORATE AND OTHER BUSINESS SEGMENT

At March 31, 2005 and December 31, 2004, the Corporate and Other business segment had total assets of $504 million and $524 million, respectively.

The following table includes the results of operations for our Corporate and Other business segment.

	Three months ended March 31,		% Increase (Decrease)
	2005	2004	2005 vs. 2004
Fee income	$33	$35	(6)%
Other income	(76)	172	(144)
Operating expenses	71	67	6
Loss before income taxes	(114)	140	(181)
Income taxes	—	—	—
Net loss	$(114)	$140	(181)%

Fee and Other Income

The following table summarizes the components of fee and other income for our Corporate and Other business segment for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
	2005	2004
Guarantor servicing fees	$33	$35
Loan servicing fees	14	13
Gains (losses) on derivative and hedging activities, net	(108)	141
Other income	18	18
Total fee and other income	$(43)	$207

USA Funds, the nation’s largest guarantee agency, accounted for 87 percent and 90 percent, respectively, of guarantor servicing fees for the three months ended March 31, 2005 and 2004. Also, 10 percent of revenues included in other income were earned from USA Funds for the three months ended March 31, 2005 and 2004.

The decrease in guarantor servicing fees is primarily due to the legislative reduction in issuance fees per loan from 65 basis points to 40 basis points.

Operating Expenses

The following table summarizes the components of operating expenses for our Corporate and Other business segment for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
	2005	2004
Operating expenses	$69	$66
Amortization of acquired intangible assets	2	1
Total operating expenses	$71	$67

FEDERAL AND STATE TAXES

The Company is subject to federal and state income taxes. Our effective tax rate for the three months ended March 31, 2005 and 2004 was 45 percent and 23 percent, respectively. The effective tax rate reflects the permanent impact of the exclusion of the gains or losses on equity forward contracts recognized under SFAS No. 150.

ALTERNATIVE PERFORMANCE MEASURES

In accordance with the Rules and Regulations of the Securities and Exchange Commission (“SEC”), we prepare financial statements in accordance with GAAP. In addition to evaluating the Company’s GAAP-based financial information, management, credit rating agencies, lenders and analysts also evaluate the Company on certain non-GAAP performance measures that we refer to as “core cash” measures. While “core cash” measures are not a substitute for reported results under GAAP, we rely on “core cash” measures in operating our business because we believe they provide additional information regarding the operational and performance indicators that are most closely assessed by management.

Our pro forma “core cash” measures are the primary financial performance measures used by management to evaluate performance and to allocate resources. Accordingly, financial information is reported to management on a “core cash” basis by reportable segment. In Note 9 to our consolidated financial statements, “Segment Reporting,” we provide a consolidated statement of income by reportable segment on a “core cash” basis, as these are the measures used regularly by our “chief operating decision makers.” Our “core cash” measures are used in developing our financial plans and tracking results, and also in establishing corporate performance targets and determining incentive compensation. Management believes this information provides additional insight into the financial performance of the Company’s core business activities. Our “core cash” measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. “Core cash” measures reflect only current period adjustments to GAAP as described below. Accordingly, the Company’s “core cash” measures presentation does not represent another comprehensive basis of accounting.

For the three months ended March 31, 2005 and 2004, the pre-tax effects of these non-GAAP performance measures were as follows:

	Three months ended March 31,
	2005	2004
Non-GAAP Performance Measures:
Net impact of securitization accounting	$33	$10
Net impact of derivative accounting	(90)	(99)
Net impact of Floor Income	43	61
Amortization of acquired intangibles	13	7
Total non-GAAP performance measures	$(1)	$(21)

The following presents a more detailed discussion of each line item in the above table that represents the differences between GAAP and “core cash” measures.

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

The following table summarizes the securitization adjustments for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
	2005	2004
“Core cash” securitization adjustments:
Net interest income on securitized loans, after provision for losses	$220	$261
Gains on student loan securitizations	(50)	(114)
Servicing and securitization revenue	(143)	(137)
Intercompany transactions with off-balance sheet trusts	6	—
Total “core cash” securitization adjustments	$33	$10

2) Derivative Accounting:   “Core cash” measures exclude the periodic unrealized gains and losses caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 and recognize the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. We also exclude the gain or loss on equity forward contracts that are required to be accounted for in accordance with SFAS No. 133 as derivatives and are marked-to-market through earnings.

SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria, as specified by SFAS No. 133, are met. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. However, some of our derivatives, primarily Floor Income Contracts, certain Eurodollar futures contracts, certain basis swaps and equity forward contracts (discussed in detail below), do not qualify for “hedge treatment” as defined by SFAS No. 133, and the stand-alone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item. “Gains (losses) on derivative and hedging activities, net” are primarily caused by interest rate volatility, changing credit spreads and change in our stock prices during the period and the volume and term of derivatives not receiving hedge treatment.

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

Under SFAS No. 150, equity forward contracts that allow a net settlement option either in cash or the Company’s stock are required to be accounted for in accordance with SFAS No. 133 as derivatives. As a result, we account for our equity forward contracts as derivatives in accordance with SFAS No. 133 and mark them to market through earnings. They do not qualify as effective SFAS No. 133 hedges as a requirement to achieve hedge accounting is the hedged item must impact net income, and the settlement of these contracts through the purchase of our own stock only affects equity and has no impact on net income.

The table below quantifies the adjustments for derivative accounting under SFAS No. 133 on our net income for the three months ended March 31, 2005 and 2004 when compared with the accounting principles employed in all years prior to the SFAS No. 133 implementation.

	Three months ended March 31,
	2005	2004
SFAS No. 133 income statement items:
Losses on derivative and hedging activities, net, included in other income(1)	$34	$117
Less: Realized losses on derivative and hedging activities, net(1)	(122)	(216)
Unrealized gains on derivative and hedging activities, net	(88)	(99)
Other pre-SFAS No. 133 accounting adjustments	(2)	—
Total net impact of SFAS No. 133 derivative accounting	$(90)	$(99)

(1)                 See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

SFAS No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. The table below summarizes the realized losses on derivative and hedging activities, and where they are reclassified to on a “core cash” basis for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
	2005	2004
Reclassification of realized losses on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(88)	$(167)
Net settlement expense on interest rate swaps reclassified to net interest income	(29)	(1)
Net realized losses on closed Eurodollar futures contracts and terminated derivative contracts reclassified to other income	(5)	(48)
Total reclassifications of realized losses on derivative and hedging activities	(122)	(216)
Add: Unrealized gains on derivative and hedging activities, net(1)	88	99
Losses on derivative and hedging activities, net	$(34)	$(117)

(1)                 “Unrealized gains on derivative and hedging activities, net” is comprised of the following unrealized mark-to-market gains/(losses):

	Three months ended March 31,
	2005	2004
Floor Income Contracts	$268	$(71)
Equity forward contracts	(108)	141
Basis swaps	(60)	(2)
Other	(12)	31
Total unrealized gains on derivative and hedging activities, net	$88	$99

3) Floor Income:   The timing and amount (if any) of Floor Income earned is uncertain and in excess of expected spreads and, therefore, we exclude such income when it is not economically hedged primarily with Floor Income Contracts from “core cash” measures. We employ derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above under “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges and therefore are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line on the income statement with no offsetting mark of the economically hedged items. For “core cash” measures, we reverse the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and include the amortization of net premiums received (net of Eurodollar futures contracts’ realized gains or losses) in income. The following table summarizes the Floor Income adjustments for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
	2005	2004
“Core cash” Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$(11)	$(34)
Amortization of net premiums on Floor Income Contracts and futures in net interest income	54	45
Net losses related to closed Eurodollar futures contracts economically hedging Floor Income	—	50
Total “core cash” Floor Income adjustments	$43	$61

4) Other Items:   We exclude amortization of acquired intangibles.

LIQUIDITY AND CAPITAL RESOURCES

Our DMO and Corporate and Other business segments are not capital intensive businesses and as such only an immaterial amount of debt and equity capital is included in these segments. Therefore, the following liquidity and capital resource discussion is concentrated on our Lending business segment.

We depend on the debt capital markets to support our business plan. We have developed deep and diverse funding sources to ensure continued access to funding now that the GSE has been dissolved. Our main source of funding is student loan securitizations and in the first quarter of 2005, we securitized $3.5 billion in student loans in two transactions versus $9.3 billion in four transactions in the first quarter of 2004. Our securitizations backed by FFELP loans are unique securities in the asset-backed class as they are backed by student loans with an explicit guarantee on 100 percent of principal and interest. This guarantee is subject to service compliance. The 2005 quarterly securitization volume better reflects the amount of funding required going forward, as the first quarter of 2004 reflects additional funding to refinance outstanding GSE debt obligations in addition to ongoing financing needs of the business. Securitizations now comprise 66 percent of our financing, versus 60 percent at March 31, 2004.

The following tables present the ending and average balances and average interest rates of our Managed borrowings for the three months ended March 31, 2005 and 2004. The average interest rates include derivatives that are economically hedging the underlying debt, but do not qualify for hedge accounting treatment under SFAS No. 133. (See “ALTERNATIVE PERFORMANCE MEASURES—Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities.”)

	Three months ended March 31,
	2005			2004
	Ending Balance			Ending Balance
	Short Term	Long Term	Total Managed Basis	Short Term	Long Term	Total Managed Basis
GSE borrowings (unsecured)	$—	$—	$—	$14,196	$1,919	$16,115
SLM Corp borrowings (unsecured)	5,129	31,380	36,509	1,805	23,705	25,510
Indentured trusts (on-balance sheet)	387	4,400	4,787	134	924	1,058
Securitizations (on-balance sheet)	—	35,432	35,432	—	24,256	24,256
Securitizations (off-balance sheet)	—	44,554	44,554	—	39,532	39,532
Total	$5,516	$115,766	$121,282	$16,135	$90,336	$106,471

	Three months ended March 31,
	2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate
GSE borrowings (unsecured)	$—	—%	$19,797	2.01%
SLM Corp borrowings (unsecured)	34,461	3.30	22,932	1.75
Indentured trusts (on-balance sheet)	6,887	2.81	1,158	2.44
Securitizations (on-balance sheet)	35,368	2.93	19,111	1.44
Securitizations (off-balance sheet)	44,227	3.12	39,399	1.63
Total	$120,943	3.10%	$102,397	1.70%

Unsecured On-Balance Sheet Financing Activities

The following table presents the senior unsecured credit ratings on our debt from major rating agencies.

	S&P	Moody’s	Fitch
Short-term unsecured debt	A-1	P-1	F-1+
Long-term unsecured debt	A	A2	A+

The table below presents our unsecured on-balance sheet funding by funding source for the three months ended March 31, 2005 and 2004.

	Debt Issued for the Three Months Ended March 31,		Outstanding at March 31,
	2005	2004	2005	2004
Commercial paper	$4,482	$—	$1,650	$—
Convertible debentures	—	—	1,989	1,984
Retail notes	333	482	3,166	1,558
Foreign currency denominated(1)	143	1,976	4,923	2,574
Extendible notes	—	249	4,247	1,997
Global notes (Institutional)	1,184	2,623	17,903	13,455
Medium-term notes (Institutional)	—	—	2,631	3,942
Total	$6,142	$5,330	$36,509	$25,510

(1)                All foreign currency denominated notes are swapped back to U.S. dollars.

Contingently Convertible Debentures

In 2003, we issued approximately $2 billion Contingently Convertible Debentures (“Co-Cos”). The CoCos are convertible, under certain conditions, into shares of SLM common stock at an initial conversion price of $65.98. The investors generally can only convert the debentures if the Company’s common stock has appreciated for a prescribed period to 130 percent of the conversion price, which would amount to $85.77, or if we call the debentures.

In December 2004, the Company adopted Emerging Issues Task Force (‘‘EITF’’) Issue No. 04-8, ‘‘The Effect of Contingently Convertible Debt on Diluted Earnings per Share,’’ which requires the shares underlying the Co-Cos to be included in diluted earnings per share (“diluted EPS”) computations regardless of whether the market price trigger or the conversion price has been met, using the ‘‘if-converted’’ accounting method, while the after-tax interest expense of the Co-Cos is added back to earnings. Diluted EPS amounts disclosed prior to December 2004 have been retroactively restated to give effect to the application of EITF No. 04-8 as it relates to the Company’s $2 billion in Co-Cos issued in May 2003.

The following table provides the historical effect of our Co-Cos on our common stock equivalents (“CSEs”) and after-tax interest expense in connection with the retroactive implementation of EITF No. 04-8 for the 2005 and 2004 quarters:

	Three months ended	Year ended	Three months ended
	March 31, 2005	December 31, 2004	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
(in thousands)
CSE impact of Co-Cos (shares)	30,312	30,312	30,312	30,312	30,312	30,312
Co-Cos after-tax interest expense	$8,619	$21,405	$7,125	$5,622	$4,364	$4,294

The table below outlines the effect of the Co-Cos on the numerators and denominators for the diluted EPS calculations for the three months ended March 31, 2005 and 2004:

	Three months ended
(In thousands, except per share amounts)	March 31, 2005	March 31, 2004
Numerator:
Net income attributable to common stock	$ 220,509	$ 288,579
Adjusted for debt expense of Co-Cos, net of taxes	8,619	4,295
Net income attributable to common stock, adjusted	$ 229,128	$ 292,874
Denominator:
Average common and common equivalent shares outstanding, before the dilutive effect of Co-Cos	432,702	451,748
Dilutive effect of Co-Cos	30,312	30,312
Average common and common equivalent shares outstanding used to compute diluted EPS	463,014	482,060
Net earnings per share:
Diluted EPS, before the impact of Co-Cos	$ .51	$ .64
Dilutive effect of Co-Cos	(.02)	(.03)
Diluted EPS	$ .49	$ .61

The effect of the adoption of EITF No. 04-8 was to decrease diluted EPS. The net effect of the Co-Cos on diluted EPS will vary with the period to period changes in net income of the Company.

Securitization Activities

Securitization Program

The following table summarizes our securitization activity for the three months ended March 31, 2005 and 2004. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three months ended March 31,
	2005				2004
	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %
FFELP Stafford loans	2	$ 3,530	$ 50	1.4%	—	$ —	$ —	—%
Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	1	1,252	114	9.1
Total securitizations—sales	2	3,530	$ 50	1.4%	1	1,252	$ 114	9.1%
Consolidation Loans	—	—			3	8,023
Total securitizations—financings	—	—			3	8,023
Total securitizations	2	$ 3,530			4	$ 9,275

Liquidity Risk

With the dissolution of the GSE, our long-term funding, credit spread and liquidity exposure to the corporate and asset-backed capital markets has increased significantly. A major disruption in the fixed income capital markets that limits our ability to raise funds or significantly increases the cost of those funds could have a material impact on our ability to acquire student loans, or on our results of operations. Going forward, securitizations will continue to be the primary source of long-term financing. Our securitizations are structured such that we do not provide any material level of financial, credit or liquidity support to any of the trusts. Our exposure is limited to the recovery of the Retained Interest asset on the balance sheet for off-balance sheet securitizations. While all of our Retained Interests are subject to some prepayment risk, Retained Interests from our FFELP Stafford securitizations have significant prepayment risk primarily from Consolidation Loans that could materially impair their value.

Retained Interest in Off-Balance Sheet Securitized Loans

The following table summarizes the fair value of our Retained Interests along with the underlying student loans that relate to those securitizations that were treated as sales.

	As of March 31, 2005		As of December 31, 2004
	Retained Interest Fair Value	Underlying Securitized Loan Balance	Retained Interest Fair Value	Underlying Securitized Loan Balance
FFELP Stafford loans	$ 1,101	$ 28,000	$ 1,037	$ 27,444
Consolidation Loans(2)	451	7,219	585	7,393
Private Education Loans	694	6,245	694	6,309
Total(1)	$ 2,246	$ 41,464	$ 2,316	$ 41,146

(1)                 Unrealized gains (pre-tax) included in accumulated other comprehensive income related to the Retained Interests totaled $364 million and $445 million as of March 31, 2005 and December 31, 2004, respectively.

(2)                 Includes $266 million and $399 million related to the fair value of the Embedded Floor Income as of March 31, 2005 and December 31, 2004, respectively. The decrease in the fair value of the Embedded Floor Income is due to rising interest rates during the quarter.

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

The following table summarizes the components of servicing and securitization revenue for the quarters ended March 31, 2005, and 2004.

	Three months ended March 31,
	2005	2004
Servicing revenue	$ 85	$ 76
Securitization revenue, before Embedded Floor Income and impairment	63	44
Servicing and securitization revenue, before Embedded Floor Income and impairment	148	120
Embedded Floor Income	26	78
Less: Floor Income previously recognized in gain calculation	(22)	(47)
Net Embedded Floor Income	4	31
Total servicing and securitization revenue before impairment	152	151
Retained Interest impairment	(9)	(14)
Total servicing and securitization revenue	$ 143	$ 137
Average off-balance sheet student loans	$ 41,892	$ 37,786
Average balance of Retained Interest	$ 2,319	$ 2,442
Servicing and securitization revenue as a percentage of the average balance of off-balance sheet student loans (annualized)	1.38%	1.45%

Fluctuations in servicing and securitization revenue are generally driven by the amount of and the difference in the timing of Floor Income recognition on off-balance sheet student loans, as well as the impact of Consolidation Loan activity on FFELP Stafford student loan securitizations. When FFELP Stafford loans in a securitization trust consolidate, they are a prepayment to the trust and as a result shorten the life of the trust. We use a Constant Prepayment Rate (“CPR”) assumption to estimate the effect of trust prepayments from loan consolidation and other factors on the life of the trust. When consolidation activity is higher than forecasted, the Residual Interest asset can be impaired and the yield used to recognize subsequent income from the trust is negatively impacted. For the three months ended March 31, 2005 and 2004, we recorded impairments to the Retained Interests of $9 million and $14 million, respectively. These impairment charges were primarily the result of FFELP Stafford loans prepaying faster than projected through loan consolidation. The impairments are recorded as a loss and are included as a reduction in securitization revenue. The majority of the consolidations bring the loans back on-balance sheet so we retain the value of the asset on-balance sheet versus in the trust.

Interest Rate Risk Management

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of March 31, 2005. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective SFAS No. 133 hedges (those derivatives which are reflected in net interest margin, as opposed to in the gains (losses) on derivative and hedging activities). The difference between the asset and the funding is the funding gap, which represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

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

GAAP Basis

Index	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
(Dollars in billions)
3 month Commercial paper	daily	$ 48.3	$ —	$ 48.3
3 month Treasury bill	weekly	10.4	.3	10.1
Prime	annual	1.1	—	1.1
Prime	quarterly	2.0	—	2.0
Prime	monthly	3.4	—	3.4
PLUS Index	annual	2.6	2.0	.6
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	1.8	57.1	(55.3)
1-month LIBOR	monthly	—	2.0	(2.0)
CMT/CPI index	monthly/quarterly	—	1.6	(1.6)
Non Discreet reset(2)	monthly	—	7.9	(7.9)
Non Discreet reset(3)	daily/weekly	2.9	1.6	1.3
Fixed Rate(4)		11.3	11.3	—
Total		$ 83.8	$ 83.8	$ —

(1)                 Includes all derivatives that qualify as hedges under SFAS No. 133.

(2)                 Consists of asset-backed commercial paper and auction rate securities, which are discount note type instruments that generally roll over monthly.

(3)                 Includes restricted and non-restricted cash equivalents and other overnight type instruments including commercial paper program.

(4)                 Includes receivables/payables, other assets (including retained interest), other liabilities and stockholders’ equity.

The funding gaps in the above table are primarily interest rate mismatches in short term indices between our assets and liabilities. We address this issue primarily through the use of basis swaps that convert quarterly 3-month LIBOR to other indices that are more correlated to our asset indices. These basis swaps generally do not qualify as effective hedges under SFAS No. 133 and as a result are not included in our interest margin and are therefore excluded from the GAAP presentation.

Managed Basis

Index	Frequency of Variable Resets	Assets	Funding(5)	Funding Gap
(Dollars in billions)
3 month Commercial paper	daily	$ 68.4	$ 16.4	$ 52.0
3 month Treasury bill	weekly	23.7	20.9	2.8
Prime	annual	1.1	—	1.1
Prime	quarterly	7.4	2.5	4.9
Prime	monthly	3.4	1.3	2.1
PLUS Index	annual	5.2	5.0	.2
3-month LIBOR	daily	—	46.7	(46.7)
3-month LIBOR	quarterly	1.6	12.3	(10.7)
1-month LIBOR	monthly	—	2.0	(2.0)
Non Discreet reset(6)	monthly	—	8.2	(8.2)
Non Discreet reset(7)	daily/weekly	6.3	1.6	4.7
Fixed Rate(8)		9.2	9.4	(.2)
Total		$ 126.3	$ 126.3	$ —

(5)                 Includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(6)                 Consists of asset-backed commercial paper and auction rate securities, which are discount note type instruments that generally roll over monthly.

(7)                 Includes restricted and non-restricted cash equivalents and other overnight type instruments including commercial paper program.

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

Interest Rate Gap Analysis

In the table below, the Company’s variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at March 31, 2005 and is not necessarily reflective of positions that existed throughout the period.

	Interest Rate Sensitivity Period
	3 months or less	3 months to 6 months	6 months to 1 year	1 to 2 years	2 to 5 years	Over 5 years
Assets
Student loans	$65,340	$3,319	$651	$529	$64	$3
Other loans	267	46	78	13	19	672
Cash and investments, including restricted	3,424	51	81	269	1,156	478
Other assets	2,532	101	202	297	563	3,642
Total assets	71,563	3,517	1,012	1,108	1,802	4,795
Liabilities and Stockholders’ Equity
Short-term borrowings	4,627	500	389	—	—	—
Long-term notes	50,988	200	225	800	7,335	12,693
Other liabilities	891	—	—	—	—	2,011
Minority interest in subsidiaries	—	—	—	—	—	73
Stockholders’ equity	—	—	—	—	—	3,065
Total liabilities and stockholders’ equity	56,506	700	614	800	7,335	17,842
Period gap before adjustments	15,057	2,817	398	308	(5,533)	(13,047)
Adjustments for Derivatives and Other Financial Instruments
Interest rate swaps	(11,479)	(5,160)	(408)	25	4,450	12,572
Impact of securitized student loans	(2,939)	2,939	—	—	—	—
Total derivatives and other financial instruments	(14,418)	(2,221)	(408)	25	4,450	12,572
Period gap	$639	$596	$(10)	$333	$(1,083)	$(475)
Cumulative gap	$639	$1,235	$1,225	$1,558	$475	$—
Ratio of interest-sensitive assets to interest-sensitive liabilities	124.1%	488.0%	131.9%	101.4%	16.9%	9.0%
Ratio of cumulative gap to total assets	.8%	1.5%	1.5%	1.9%	.6%	—%

Weighted Average Life

The following table reflects the weighted average life for our Managed earning assets and liabilities at March 31, 2005.

(Averages in years)	On-Balance Sheet	Off-Balance Sheet	Managed
Earning assets
Student loans	8.8	4.4	8.3
Other loans	7.1	—	7.1
Cash and investments	1.5	—	1.5
Total earning assets	8.3	4.4	8.0
Borrowings
Short-term borrowings	.5	—	.5
Long-term borrowings	7.5	4.4	6.3
Total borrowings	7.0	4.4	6.0

In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid in nature, extend the weighted average remaining term to maturity of cash and investments to 1.5 years. Long-term debt issuances likely to be called have been categorized according to their call dates rather than their maturity dates. Long-term debt issuances which are putable by the investor are categorized according to their put dates rather than their maturity dates.

COMMON STOCK

The following table summarizes our common share repurchases, issuances and equity forward activity for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
(Shares in millions)	2005	2004
Common shares repurchased:
Equity forwards	3.1	7.9
Benefit plans(1)	.3	.7
Total shares repurchased	3.4	8.6
Average purchase price per share	$50.43	$31.26
Common shares issued	1.7	3.8
Equity forward contracts:
Outstanding at beginning of period	42.8	43.5
New contracts	6.9	4.2
Exercises	(3.1)	(7.9)
Outstanding at end of period	46.6	39.8
Authority remaining at end of period to repurchase or enter into equity forwards	28.9	34.2

(1)                 Includes shares withheld from stock option exercises and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

As of March 31, 2005, the expiration dates and purchase prices for outstanding equity forward contracts were as follows:

Year of maturity	Outstanding	Range of	Average
(Shares in millions)	contracts	purchase prices	purchase price
2006	5.5	$39.74 – $50.47	$49.31
2007	10.3	50.47	50.47
2008	7.9	50.47	50.47
2009	16.0	50.47	50.47
2010	6.9	48.21 – 49.58	48.92
	46.6		$50.10

The closing price of the Company’s common stock on March 31, 2005 was $49.84. We have remaining authority to enter into additional share repurchases and equity forward contracts for 28.9 million shares.

STUDENT LOAN MARKETING ASSOCIATION

Privatization Act—Completion of the GSE Wind-Down

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

RECENT DEVELOPMENTS

Bank One/JPMorgan Chase Relationships

On March 22, 2005, the Company announced that it has extended both its JPMorgan Chase and Bank One student loan servicing and loan purchase commitments to August 31, 2010. This comprehensive agreement also provides for the dissolution, by year-end, of the joint venture between Chase and Sallie Mae that has been marketing student loans under the Chase brand since 1996, and resolves the lawsuit filed by Chase on February 17, 2005. In consideration for extending the agreement, the Company received a $40 million payment that will be recognized over the life of the agreement.

JPMorgan Chase will continue to sell all student loans to the Company (whether made under the Chase or Bank One brand) that are originated or serviced on the Company’s platforms. In addition, the agreement provides that substantially all Chase-branded education loans made for the July 1, 2005 to June 30, 2006 academic year (and future loans made to these borrowers) will be sold to the Company, including certain loans that are not originated or serviced on Sallie Mae platforms.

The Company anticipates that the agreement will have no adverse impact on school clients for the 2005-2006 loan processing season. The Company will continue to support its school customers through its comprehensive set of products and services, including its loan origination and servicing platforms, its family of lending brands and strategic lender partners.

Fiscal Year 2006 Budget

On April 28, 2005, the Congress agreed upon a budget for fiscal 2006, which includes directives to the education committees in the House and Senate to produce legislation reducing entitlement spending within their respective jurisdictions. The legislation must meet five-year savings targets, $12.6 billion from the House Education and Workforce Committee and $13.6 billion from the Senate Health, Education, Labor, and Pensions Committee. Although the resolution did not specify the programs that were to be cut, we believe that some of the savings will come from the Federal student loan programs. The education committees have few entitlement programs from which to achieve these reductions. The wide-spread assumption is that the savings will be split between the student loan programs and reform of the Pensions Benefit Guaranty Corporation. The committees are required to report legislation achieving these reductions by September 16, 2005, which will be included with other committees’ recommendations in one omnibus, deficit reduction bill. Some of the options that the committees might consider to achieve these reductions could include additional fees, reduction of yields, rebate of floor income and other measures that could adversely affect the company’s results of operations.

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

There are also a number of proposed bills related to the federal student loan programs, such as the Student Aid Reward Act, which would provide schools additional funds for student aid if the schools use the FDLP, that, if enacted in their current form, could have a materially adverse affect on the Company’s results of operations.

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

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

The effect of short-term movements in interest rates on our results of operations and financial position has been limited through our interest rate risk management. The following tables summarize the effect on earnings for the three months ended March 31, 2005 and 2004 and the effect on fair values at March 31, 2005 and December 31, 2004, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant.

	Three months ended March 31, 2005				Three months ended March 31, 2004
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%	$	%
Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$7	2%	$18	6%	$(2)	(1)%	$27	9%
Unrealized gains (losses) on derivative and hedging activities	291	330	527	597	382	383	844	847
Increase in net income before taxes	$298	72%	$545	132%	$380	100%	$871	229%
Increase in diluted earnings per share	$.419	85%	$.774	158%	$.511	84%	$1.176	194%

	At March 31, 2005
		Interest Rates:
	Fair	Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions)	Value	$	%	$	%
Effect on Fair Values
Assets
Student loans	$71,429	$(249)	—%	$(461)	(1)%
Other earning assets	6,597	(72)	(1)	(207)	(3)
Other assets	7,336	(553)	(8)	(959)	(13)
Total assets	$85,362	$(874)	(1)%	$(1,627)	(2)%
Liabilities
Interest bearing liabilities	$77,918	$(1,183)	(2)%	$(3,278)	(4)%
Other liabilities	2,902	366	13	1,714	59
Total liabilities	$80,820	$(817)	(1)%	$(1,564)	(2)%

	At December 31, 2004
		Interest Rates:
		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Student loans	$67,431	$(315)	—%	$(636)	(1)%
Other earning assets	10,285	(120)	(1)	(333)	(3)
Other assets	7,878	(652)	(8)	(1,154)	(15)
Total assets	$85,594	$(1,087)	(1)%	$(2,123)	(2)%
Liabilities
Interest bearing liabilities	$78,295	$(1,202)	(2)%	$(3,356)	(4)%
Other liabilities	2,798	276	10	1,503	54
Total liabilities	$81,093	$(926)	(1)%	$(1,853)	(2)%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate student loan portfolio with floating rate debt. However, as discussed under “LENDING BUSINESS SEGMENT—Student Loans—Floor Income,” in the current low interest rate environment, we can have a fixed versus floating mismatch in funding if the student loan earns at the fixed borrower rate and the funding remains floating.

During the three months ended March 31, 2005 and 2004, certain FFELP student loans were earning Floor Income and we locked in a portion of that Floor Income through the use of futures and Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the above table under the scenario where interest rates increase 100 and 300 basis points, the increase in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities for the three months ended March 31, 2005 is primarily due to the impact of (i) our off-balance sheet hedged Consolidation Loan securitizations and the related Embedded Floor Income recognized as part of the gain on sale, which results in no change in the Embedded Floor Income as a result of the increase in rates but does result in a decrease in payments on the written Floor contracts and (ii) our unhedged on-balance sheet loans not currently having significant Floor Income due to the recent increase in interest rates, which results in these loans being more variable rate in nature.

The decrease in pre-tax net income for the three months ended March 31, 2004 before the unrealized gains (losses) on derivative and hedging activities reflects lower Floor Income on the unhedged portion of our student loan portfolio. Under the scenario where interest rates increase 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is due to the additional spread earned on loans hedged with futures and swaps and the greater proportion of loans earning at a floating rate under a 300 basis point increase in rates.

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, Executive Vice President, Finance and Executive Vice President, Accounting and Risk Management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2005. Based on this evaluation, our Chief Executive Officer, Executive Vice President, Finance and Executive Vice President, Accounting and Risk Management, concluded that, as of March 31, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer, Executive Vice President, Finance and Executive Vice President, Accounting and Risk Management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.                        Legal Proceedings

The Company and various affiliates were defendants in a lawsuit brought by College Loan Corporation (“CLC”) in the United States District Court for the Eastern District of Virginia alleging various breach of contract and common law tort claims in connection with CLC’s consolidation loan activities. The Complaint sought compensatory damages of at least $60 million. At trial CLC had reduced its claim for compensatory damages to $47 million. On June 25, 2003, the jury returned a verdict in favor of the Company on all counts. CLC subsequently filed an appeal. On January 31, 2005, the United States Court of Appeals for the Fourth Circuit overturned the jury verdict on the grounds that the trial judge’s pretrial rulings improperly limited CLC’s proof at trial and remanded the case to the District Court for further proceedings. The Court of Appeals decision did not address the merits of the case. The Company filed a petition for rehearing or alternatively a rehearing en banc, which the Fourth Circuit denied. The United States District Court for the Eastern District of Virginia has scheduled the retrial for August 22, 2005. The plaintiffs intend to seek additional compensatory damages at the retrial for actions taken by Sallie Mae since the June 25, 2003 verdict. Plaintiffs are seeking punitive damages in addition to the compensatory damages.

The Company was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The plaintiffs sought to represent a nationwide class action on behalf of all borrowers who allegedly paid “undisclosed improper and excessive” late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of two million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 27, 2003, the Superior Court granted the Company’s motion to dismiss the complaint in its entirety. On March 4, 2004, the District of Columbia Court of Appeals affirmed the Superior Court’s decision granting our motion to dismiss the complaint, but granted plaintiffs leave to re-plead the first count, which alleged violations of the D.C. Consumer Protection Procedures Act. On September 15, 2004, the plaintiffs filed an amended class action complaint. On December 27, 2004, the Superior Court granted the Company’s motion to dismiss the plaintiffs’ amended compliant. Plaintiffs have appealed the Superior Court’s December 27, 2004 dismissal order to the District of Columbia Court of Appeals. The Company believes that it will prevail on the merits of this case if it becomes necessary to further litigate this matter.

The Company continues to cooperate with the SEC concerning an informal investigation that the SEC initiated on January 14, 2004. Although there are currently no data requests outstanding and the SEC has not sought to interview any additional witnesses, discussions with the SEC to conclude this matter are ongoing. The investigation concerns certain 2003 year-end accounting entries made by employees of one of the Company’s debt collection agency subsidiaries. The Company’s Audit Committee engaged outside counsel to investigate the matter and management conducted its own investigation. These investigations by the Audit Committee and management have been completed and the amounts in question were less than $100,000.

We are also subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed or the accuracy of our reports to credit bureaus. In addition, the collections subsidiaries in the our debt management operation group are occasionally named in individual plaintiff or class action lawsuits in which the plaintiffs allege that we have violated a federal or state law in the process of collecting their account. Management believes that these claims, lawsuits and other actions will not have a material adverse effect on its business, financial condition or results of operations.

Item 2.        Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the Company’s common share repurchases during the first quarter of 2005 pursuant to the stock repurchase program first authorized in September 1997 by the Board of Directors. Since the inception of the program, which has no expiration date, the Board of Directors has authorized the purchase of up to 308 million shares as of March 31, 2005.

(Common shares in millions)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Period:
January 1 – January 31, 2005	3.2	$50.52	3.2	35.8
February 1 – February 28, 2005	.1	48.01	.1	32.9
March 1 – March 31, 2005	.1	49.71	.1	28.9
Total first quarter	3.4	$50.43	3.4

(1)                 The total number of shares purchased includes: i) shares purchased under the stock repurchase program discussed above, and ii) shares purchased in connection with the exercise of stock options and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs (which combined totaled .2 million shares for the first quarter of 2005).

(2)                 Reduced by outstanding equity forward contracts.

Item 3.        Defaults Upon Senior Securities

Nothing to report.

Item 4.        Submission of Matters to a Vote of Security Holders

Nothing to report.

Item 5.        Other Information

Nothing to report.

Item 6.        Exhibits

Attached as Exhibit 3.2 are the Company’s amended By-laws. The Company’s By-laws provide that the By-laws may be amended by the Board of Directors and that any amendments will become effective on the date of the next shareholder meeting provided that notice is provided to shareholders before the date of the meeting.

The amendment will change the definition of “independence” for members of the Board of Directors of the Company to comply with the listing requirements of the New York Stock Exchange. Certain, more restrictive criteria established by the Board continues in effect, as well.

The amendment will provide that a director will not be considered independent if a director’s immediate family member is currently employed by the Company’s external or internal auditor in an audit or tax-related capacity, or, within the preceding three years, was a partner or employee of the Company’s external or internal auditor and personally worked on the Company’s audit at that time.

The following exhibits are furnished or filed, as applicable.

3.2	Amended By-Laws of the Registrant
10.20†	Settlement Agreement and Release
10.21†	First Amendment to Settlement Agreement and Release
10.22†	Second Amendment to Settlement Agreement and Release
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†       Confidential treatment has been requested as to certain portions of these exhibits. Such portions have been omitted. A complete set of these exhibits, including the portions omitted in this filing, has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION
(Registrant)
By:	/s/ C.E. ANDREWS
C. E. Andrews Executive Vice President, Accounting and Risk Management (Principal Accounting Officer and Duly Authorized Officer)

Date: May 9, 2005