Form 10-Q
period 2005-06-30
SLM CORP
filed 2005-08-09
CIK 1032033

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2005
Common Stock, $.20 par value	417,536,652 shares

GLOSSARY

        Listed below are definitions of key terms that are used throughout this document.

Consolidation Loans—Under the FFELP, borrowers with eligible student loans may consolidate them into one note with one lender and convert the variable interest rates on the loans being consolidated into a fixed rate for the life of the loan. The new note is considered a Consolidation Loan. Typically a borrower can consolidate their student loans only once unless the borrower has another eligible loan to consolidate with the existing Consolidation Loan. The borrower rate on a Consolidation Loan is fixed for the term of the loan and is set by the weighted-average interest rate of the loans being consolidated, rounded up to the nearest 1/8th of a percent, not to exceed 8.25 percent. In low interest rate environments, Consolidation Loans provide an attractive refinancing opportunity to certain borrowers because they allow borrowers to consolidate variable rate loans into a long-term fixed rate loan. Holders of Consolidation Loans are eligible to earn interest under the Special Allowance Payment ("SAP") formula (see definition below).

Consolidation Loan Rebate Fee—All holders of Consolidation Loans are required to pay to the U.S. Department of Education ("ED") an annual 105 basis point Consolidation Loan Rebate Fee on all outstanding principal and accrued interest balances of Consolidation Loans purchased or originated after October 1, 1993, except for loans for which consolidation applications were received between October 1, 1998 and January 31, 1999, where the Consolidation Loan Rebate Fee is 62 basis points.

Constant Prepayment Rate ("CPR")—A variable in life of loan estimates that measures the rate at which loans in the portfolio pay before their stated maturity. The CPR is directly correlated to the average life of the portfolio. CPR equals the percentage of loans that prepay annually as a percentage of the beginning of period balance.

Direct Loans—Student loans originated directly by ED under the William D. Ford Federal Direct Student Loan Program ("FDLP").

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

Exceptional Performer ("EP") Designation—The EP designation is determined by ED in recognition of a servicer meeting certain performance standards set by ED in servicing FFELP (see definition below) loans. Upon receiving the EP designation, the EP servicer receives 100 percent reimbursement on default claims on federally guaranteed student loans for all loans serviced for a period of at least 270 days before the date of default and will no longer be subject to the two percent Risk Sharing (see definition below) on these loans. The EP servicer is entitled to receive this benefit as long as it remains in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria. The annual assessment is in part based upon subjective factors which alone may form the basis for an ED determination to withdraw the designation. If the designation is withdrawn, the two percent Risk Sharing may be applied retroactively to the date of the occurrence that resulted in noncompliance.

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

Graphic Depiction of Floor Income:

Floor Income Contracts—We enter into contracts with counterparties under which, in exchange for an upfront fee representing the present value of the Floor Income that we expect to earn on a notional amount of student loans being hedged, we will pay the counterparties the Floor Income earned on that notional amount of student loans over the life of the Floor Income Contract. Specifically, we agree to pay the counterparty the difference, if positive, between the fixed borrower rate less the SAP (see definition below) spread and the average of the applicable interest rate index on that notional amount of student loans for a portion of the estimated life of the student loan. This contract effectively locks in the amount of Floor Income we will earn over the period of the contract. Floor Income Contracts are not considered effective hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and each quarter we must record the change in fair value of these contracts through income.

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

Preferred Channel Originations—Preferred Channel Originations are comprised of: 1) student loans that are originated by lenders with forward purchase commitment agreements with Sallie Mae and are committed for sale to Sallie Mae, such that we either own them from inception or acquire them soon after origination, and 2) loans that are originated by internally marketed Sallie Mae brands.

Preferred Lender List—To streamline the student loan process, most higher education institutions select a small number of lenders to recommend to their students and parents. This recommended list is referred to as the Preferred Lender List.

Private Education Loans (formerly referred to as "Private Credit Student Loans")—Education loans to students or parents of students that are not guaranteed or reinsured under the FFELP or any other federal student loan program. Private Education Loans include loans for traditional higher education, undergraduate and graduate degrees, and for alternative education, such as career training, private kindergarten through secondary education schools and tutorial schools. Traditional higher education loans have repayment terms similar to FFELP loans, whereby repayments begin after the borrower leaves school. Repayment for alternative education or career training loans begins immediately.

Privatization Act—The Student Loan Marketing Association Reorganization Act of 1996.

Residual Interest—When we securitize student loans, we retain the right to receive cash flows from the student loans sold to trusts we sponsor in excess of amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The Residual Interest is the present value of the future expected cash flows from off-balance sheet student loans in securitized trusts, which includes the present value of Embedded Fixed Rate Floor Income described above. We value the Residual Interest at the time of sale of the student loans to the trust and at the end of each subsequent quarter.

Retained Interest—The Retained Interest includes the Residual Interest (defined above) and servicing rights (as the Company retains the servicing responsibilities).

Risk Sharing—When a FFELP loan defaults, the federal government guarantees 98 percent of the principal balance plus accrued interest and the holder of the loan generally must absorb the two percent not guaranteed as a Risk Sharing loss on the loan. FFELP student loans acquired after October 1, 1993 are subject to Risk Sharing on loan default claim payments unless the default results from the borrower's death, disability or bankruptcy. FFELP loans serviced by a servicer that has EP designation from ED are not subject to Risk Sharing.

Special Allowance Payment ("SAP")—FFELP student loans generally earn interest at the greater of the borrower rate or a floating rate determined by reference to the average of the applicable floating rates (91-day Treasury bill rate or commercial paper) in a calendar quarter, plus a fixed spread that is dependent upon when the loan was originated and the loan's repayment status. If the resulting floating rate exceeds the borrower rate, ED pays the difference directly to us. This payment is referred to as the Special Allowance Payment or SAP and the formula used to determine the floating rate is the SAP formula. We refer to the fixed spread to the underlying index as the SAP spread.

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

SLM CORPORATION
FORM 10-Q
INDEX
June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Federally insured student loans (net of allowance for losses of $5,313 and $7,778, respectively)	$66,733,409	$60,561,439
Private Education Loans (net of allowance for losses of $228,205 and $171,886 respectively)	6,097,102	5,419,611
Other loans (net of allowance for losses of $12,764 and $11,148, respectively)	962,017	1,047,745
Investments
Available-for-sale	2,396,947	3,274,123
Other	223,620	304,700

Total investments	2,620,567	3,578,823
Cash and cash equivalents	1,017,369	3,395,487
Restricted cash and investments	2,422,714	2,211,643
Retained Interest in off-balance sheet securitized loans	2,631,308	2,316,388
Goodwill and acquired intangible assets, net	1,003,427	1,066,142
Other assets	3,270,831	4,496,248

Total assets	$86,758,744	$84,093,526

Liabilities
Short-term borrowings	$4,679,612	$2,207,095
Long-term borrowings	75,017,121	75,914,573
Other liabilities	3,336,943	2,797,921

Total liabilities	83,033,676	80,919,589

Commitments and contingencies
Minority interest in subsidiaries	73,330	71,633
Stockholders' equity
Preferred stock, par value $.20 per share, 20,000 shares authorized; Series A: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share; Series B: 4,000 and 0 shares issued, respectively at stated value of $100 per share	565,000	165,000
Common stock, par value $.20 per share, 1,125,000 shares authorized: 486,706 and 483,266 shares issued, respectively	97,341	96,654
Additional paid-in capital	2,035,676	1,905,460
Accumulated other comprehensive income (net of tax of $254,758 and $237,285, respectively)	473,121	440,672
Retained earnings	2,862,730	2,521,740

Stockholders' equity before treasury stock	6,033,868	5,129,526
Common stock held in treasury at cost: 66,532 and 59,634 shares, respectively	2,382,130	2,027,222

Total stockholders' equity	3,651,738	3,102,304

Total liabilities and stockholders' equity	$86,758,744	$84,093,526

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
Federally insured student loans	$792,939	$492,166	$1,492,093	$961,133
Private Education Loans	126,809	76,613	256,425	153,202
Other loans	20,046	18,126	40,199	36,502
Cash and investments	54,245	52,534	116,294	95,991

Total interest income	994,039	639,439	1,905,011	1,246,828
Interest expense:
Short-term debt	48,012	59,392	78,218	144,057
Long-term debt	616,239	247,440	1,150,245	448,449

Total interest expense	664,251	306,832	1,228,463	592,506

Net interest income	329,788	332,607	676,548	654,322
Less: provisions for losses	78,948	28,344	125,471	68,162

Net interest income after provisions for losses	250,840	304,263	551,077	586,160

Other income:
Gains on student loan securitizations	262,001	197,840	311,895	311,794
Servicing and securitization revenue	149,931	124,037	292,892	260,695
Gains (losses) on derivative and hedging activities, net	(105,940)	386,147	(140,191)	269,404
Guarantor servicing fees	25,686	23,249	58,226	58,220
Debt management fees and collections revenue	124,470	70,113	245,105	150,041
Other	55,748	68,115	118,067	127,070

Total other income	511,896	869,501	885,994	1,177,224
Operating expenses:
Salaries and benefits	151,336	113,512	298,268	239,753
Other	136,077	92,539	251,436	175,175

Total operating expenses	287,413	206,051	549,704	414,928

Income before income taxes and minority interest in net earnings of subsidiaries	475,323	967,713	887,367	1,348,456
Income taxes	176,573	352,787	363,039	442,065

Income before minority interest in net earnings of subsidiaries	298,750	614,926	524,328	906,391
Minority interest in net earnings of subsidiaries	2,235	—	4,429	—

Net income	296,515	614,926	519,899	906,391
Preferred stock dividends	3,908	2,864	6,783	5,750

Net income attributable to common stock	$292,607	$612,062	$513,116	$900,641

Basic earnings per common share	$.70	$1.39	$1.22	$2.04

Average common shares outstanding	419,497	439,901	420,206	441,283

Diluted earnings per common share	$.66	$1.29	$1.15	$1.89

Average common and common equivalent shares outstanding	461,900	478,497	462,454	480,278

Dividends per common share	$.22	$.19	$.41	$.36

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock Shares				Preferred Stock	Common Stock	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total Stockholders' Equity
		Issued	Treasury	Outstanding
Balance at March 31, 2004	3,300,000	476,442,138	(33,533,482)	442,908,656	$165,000	$95,289	$1,670,640	$534,445	$1,153,100	$(880,823)	$2,737,651
Comprehensive income:
Net income									614,926		614,926
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(176,183)			(176,183)
Change in unrealized gains (losses) on derivatives, net of tax								(2,307)			(2,307)

Comprehensive income											436,436
Dividends:
Common stock ($.19 per share)									(81,599)		(81,599)
Preferred stock ($.87 per share)									(2,864)		(2,864)
Issuance of common shares		2,280,389	6,879	2,287,268		456	67,438			273	68,167
Tax benefit related to employee stock option and purchase plans							9,206				9,206
Repurchase of common shares:
Open market repurchases			(563,500)	(563,500)						(21,554)	(21,554)
Equity forwards:
Exercise cost, cash			(5,518,800)	(5,518,800)						(210,077)	(210,077)
Gain on settlement			—	—						(8,944)	(8,944)
Benefit plans			(151,180)	(151,180)						(5,756)	(5,756)

Balance at June 30, 2004	3,300,000	478,722,527	(39,760,083)	438,962,444	$165,000	$95,745	$1,747,284	$355,955	$1,683,563	$(1,126,881)	$2,920,666

Balance at March 31, 2005	3,300,000	484,917,447	(62,936,107)	421,981,340	$165,000	$96,984	$1,969,881	$374,574	$2,662,316	$(2,203,773)	$3,064,982
Comprehensive income:
Net income									296,515		296,515
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								87,529			87,529
Change in unrealized gains (losses) on derivatives, net of tax								11,018			11,018

Comprehensive income											395,062
Dividends:
Common stock ($.22 per share)									(92,193)		(92,193)
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)
Preferred stock, series B ($.25 per share)									(995)		(995)
Issuance of common shares		1,788,696	8,711	1,797,407		357	57,781			440	58,578
Issuance of preferred shares	4,000,000				400,000						400,000
Preferred stock issuance costs and related amortization							(2,962)		(38)		(3,000)
Tax benefit related to employee stock option and purchase plans							10,976				10,976
Repurchase of common shares:
Equity forwards:
Exercise cost, cash			(3,347,272)	(3,347,272)						(162,500)	(162,500)
Gain on settlement			—	—						(3,807)	(3,807)
Benefit plans			(257,237)	(257,237)						(12,490)	(12,490)

Balance at June 30, 2005	7,300,000	486,706,143	(66,531,905)	420,174,238	$565,000	$97,341	$2,035,676	$473,121	$2,862,730	$(2,382,130)	$3,651,738

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock Shares				Preferred Stock	Common Stock	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total Stockholders' Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2003	3,300,000	472,642,996	(24,964,753)	447,678,243	$165,000	$94,529	$1,553,240	$425,621	$941,284	$(549,628)	$2,630,046
Comprehensive income:
Net income									906,391		906,391
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(71,994)			(71,994)
Change in unrealized gains (losses) on derivatives, net of tax								2,686			2,686
Minority pension liability adjustment								(358)			(358)

Comprehensive income											836,725
Dividends:
Common stock ($.36 per share)									(158,362)		(158,362)
Preferred stock ($1.74 per share)									(5,750)		(5,750)
Issuance of common shares		6,079,531	53,128	6,132,659		1,216	163,491			2,047	166,754
Tax benefit related to employee stock option and purchase plans							30,553				30,553
Repurchase of common shares:
Open market repurchases			(563,500)	(563,500)						(21,554)	(21,554)
Equity forwards:
Exercise cost, cash			(13,410,460)	(13,410,460)						(450,122)	(450,122)
Gain on settlement			—	—						(72,650)	(72,650)
Benefit plans			(874,498)	(874,498)						(34,974)	(34,974)

Balance at June 30, 2004	3,300,000	478,722,527	(39,760,083)	438,962,444	$165,000	$95,745	$1,747,284	$355,955	$1,683,563	$(1,126,881)	$2,920,666

Balance at December 31, 2004	3,300,000	483,266,408	(59,634,019)	423,632,389	$165,000	$96,654	$1,905,460	$440,672	$2,521,740	$(2,027,222)	$3,102,304
Comprehensive income:
Net income									519,899		519,899
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								30,744			30,744
Change in unrealized gains (losses) on derivatives, net of tax								1,705			1,705

Comprehensive income											552,348
Dividends:
Common stock ($.41 per share)									(172,126)		(172,126)
Preferred stock, series A ($1.74 per share)									(5,750)		(5,750)
Preferred stock, series B ($.25 per share)									(995)		(995)
Issuance of common shares		3,439,735	64,997	3,504,732		687	110,860			3,275	114,822
Issuance of preferred shares	4,000,000				400,000						400,000
Preferred stock issuance costs and related amortization							(2,962)		(38)		(3,000)
Tax benefit related to employee stock option and purchase plans							22,318				22,318
Repurchase of common shares:
Equity forwards:
Exercise cost, cash			(6,469,653)	(6,469,653)						(320,086)	(320,086)
Gain on settlement			—	—						(13,830)	(13,830)
Benefit plans			(493,230)	(493,230)						(24,267)	(24,267)

Balance at June 30, 2005	7,300,000	486,706,143	(66,531,905)	420,174,238	$565,000	$97,341	$2,035,676	$473,121	$2,862,730	$(2,382,130)	$3,651,738

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six months ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Operating activities
Net income	$519,899	$906,391
Adjustments to reconcile net income to net cash used in operating activities:
Gains on student loan securitizations	(311,895)	(311,794)
Unrealized (gains)/losses on derivative and hedging activities, excluding equity forwards	(174,737)	(529,536)
Unrealized (gains)/losses on derivative and hedging activities—equity forwards	98,235	(137,074)
Provisions for losses	125,471	68,162
Minority interest, net	(4,763)	—
Mortgage loans originated	(798,044)	(750,697)
Proceeds from sales of mortgage loans	730,936	614,185
Increase in restricted cash	(319,396)	(853,779)
Increase in accrued interest receivable	(321,428)	(389,975)
Increase in accrued interest payable	5,936	182,100
Decrease in Retained Interest in off-balance sheet securitized loans, net	24,769	55,823
Decrease in other assets, goodwill and acquired intangible assets, net	313,547	577,362
Increase (decrease) in other liabilities	716,397	(482,567)

Total adjustments	85,028	(1,957,790)

Net cash provided by (used in) operating activities	604,927	(1,051,399)

Investing activities
Student loans acquired	(14,976,607)	(11,616,587)
Loans purchased from securitized trusts (primarily through loan consolidations)	(4,252,382)	(1,485,481)
Reduction of student loans:
Installment payments	2,722,009	2,720,112
Claims and resales	527,901	386,256
Proceeds from securitization of student loans treated as sales	9,045,932	8,029,746
Proceeds from sales of student loans	17,572	469,449
Other loans made	(199,270)	(213,177)
Other loans repaid	351,106	403,641
Purchases of available-for-sale securities	(35,376,983)	(93,031,060)
Proceeds from sales of available-for-sale securities	983,469	—
Proceeds from maturities of available-for-sale securities	35,291,350	91,851,072
Purchases of held-to-maturity and other securities	(229,716)	(137,103)
Proceeds from maturities of held-to-maturity securities and other securities	340,058	193,722
Return of investment from Retained Interest	117,487	271,777

Net cash used in investing activities	(5,638,074)	(2,157,633)

Financing activities
Short-term borrowings issued	37,970,620	290,576,306
Short-term borrowings repaid	(37,947,271)	(294,462,539)
Long-term borrowings issued	3,271,567	10,290,547
Long-term borrowings repaid	(2,935,640)	(9,802,300)
Borrowings collateralized by loans in trust issued	2,287,461	14,617,541
Borrowings collateralized by loans in trust—activity	19,694	100,670
Common stock issued	114,822	166,754
Common stock repurchased	(344,353)	(506,650)
Common stock dividends paid	(172,126)	(158,362)
Preferred stock issued	397,000	—
Preferred stock dividends accrued and paid	(6,745)	(5,750)

Net cash provided by financing activities	2,655,029	10,816,217

Net (decrease) increase in cash and cash equivalents	(2,378,118)	7,607,185
Cash and cash equivalents at beginning of period	3,395,487	1,847,585

Cash and cash equivalents at end of period	$1,017,369	$9,454,770

Cash disbursements made for:
Interest	$1,039,093	$518,947

Income taxes	$87,373	$405,946

See accompanying notes to consolidated financial statements.

SLM CORPORTION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at June 30, 2005 and for the three and six months ended
June 30, 2005 and 2004 is unaudited)
(Dollars and shares in thousands, except per share amounts, unless otherwise noted)

1.    Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited, consolidated financial statements of SLM Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 2004 Annual Report on Form 10-K.

Reclassifications

        Certain reclassifications have been made to the balances as of and for the three and six months ended June 30, 2004 to be consistent with classifications adopted for 2005.

Recently Issued Accounting Pronouncements

  Accounting Changes and Error Corrections

        In May 2005, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections," which is a replacement of Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. This statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on January 1, 2006.

  Share-Based Payment

        On December 16, 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) for the fiscal year beginning after June 15, 2005. SFAS No. 123(R) allows for two transition alternatives for public companies: (a) modified-prospective transition or (b) modified-retrospective transition. Management is still evaluating both methods, but has tentatively decided to apply the modified-retrospective transition alternative for all periods presented and will recognize compensation cost in the amounts previously reported in the pro forma footnote disclosure under the provisions of SFAS No. 123. Had the Company adopted SFAS No. 123(R) for the first six months of 2005, its diluted earnings per share would have been $.04 lower, and going forward, the adoption of SFAS No. 123(R) should have a similar effect on diluted earnings per share. The Company plans to adopt SFAS No. 123(R) in January 2006.

  Effect of Contingently Convertible Debt on Diluted Earnings per Share

        In December 2004, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which addresses the timing of the inclusion of the dilutive effect of contingently convertible debt instruments ("Co-Cos") in diluted earnings per share ("diluted EPS"). Co-Cos are generally convertible into the common shares of the issuer after the common stock share price exceeds a predetermined threshold for a specified time period, generally referred to as the market price trigger. EITF No. 04-8 requires the shares underlying the Co-Cos be included in diluted EPS computations regardless of whether the market price trigger or the conversion price has been met, using the "if-converted" accounting method. EITF No. 04-8 was effective for reporting periods ending after December 15, 2004 with retroactive restatement to all required reporting periods. As a result, the diluted EPS amounts have been retroactively restated for all prior periods presented to give effect to the application of EITF No. 04-8 as it relates to the Company's $2 billion Co-Cos issued in May 2003. The effect of the adoption of EITF No. 04-8 was to decrease diluted EPS, by $.02 and $.07 per share for the three months ended June 30, 2005 and 2004, respectively, and by $.04 and $.11 per share for the six months ended June 30, 2005 and 2004, respectively. See Note 5, "Common Stock" for a more detailed calculation of the negative impact of the Co-Cos on diluted EPS.

Stock-Based Compensation

        The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," to account for employee stock options (see "Recently Issued Accounting Pronouncements—Share Based Payment" above). Under APB No. 25, the Company does not recognize compensation expense on fixed award plans unless the exercise price of its employee stock options is less than the market price of the underlying stock on the date of grant. The Company grants all of its options at the fair market value of the underlying stock on the date of grant. Consequently, the Company has not recorded such expense in the periods presented.

        The fair values for the options granted in the three and six months ended June 30, 2005 and 2004 were estimated at the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Risk free interest rate	3.77%	3.05%	3.86%	2.12%
Expected volatility	21.64%	16.75%	22.62%	14.15%
Expected dividend rate	1.73%	1.97%	1.55%	1.63%
Expected life of the option	5 years	3 years	5 years	3 years

        The following table summarizes pro forma disclosures for the three and six months ended June 30, 2005 and 2004, as if the Company had accounted for employee and Board of Directors stock options granted subsequent to December 31, 1994 under the fair market value method as set forth in SFAS No. 123. The option value is amortized over an assumed vesting period of three years or to the actual date of vesting, whichever comes first.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income attributable to common stock	$292,607	$612,062	$513,116	$900,641
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,633)	(6,580)	(17,413)	(23,078)

Pro forma net income attributable to common stock	$284,974	$605,482	$495,703	$877,563

Basic earnings per common share	$.70	$1.39	$1.22	$2.04

Pro forma basic earnings per common share	$.68	$1.38	$1.18	$1.99

Diluted earnings per common share	$.66	$1.29	$1.15	$1.89

Pro forma diluted earnings per common share	$.64	$1.28	$1.11	$1.85

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

Change in Accounting Estimate to the Allowance for Loan Losses and the Recognition of Accrued Interest Income for Private Education Loans

        The maturing of the Company's Private Education Loan portfolios has provided more historical data on borrower default behavior such that those portfolios can now be analyzed to determine the effects that the various stages of delinquency have on borrower default behavior and ultimate charge-off. As a result, in the second quarter of 2005, the Company's estimate of the allowance for loan losses and the estimate of uncollectible accrued interest for the Company's student loan portfolio was changed to a migration analysis of delinquent and current accounts. A migration analysis is a technique used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge off. This is a widely used reserving methodology in the consumer finance industry. Previously, the Company calculated its allowance for Private Education Loan losses by estimating the probable losses in the portfolio based primarily on loan characteristics and where pools of loans were in their life with less emphasis on current delinquency status of the loan. Also, in the prior methodology for calculating the allowance, some loss rates were based on proxies and extrapolations of FFELP loan loss data.

        The Company also used a migration analysis to revise its estimates pertaining to its non-accrual policy for interest income. Under this methodology, the amount of uncollectible accrued interest on Private Education Loans is estimated and written off against current period interest income. Under the Company's prior methodology, Private Education Loans continued to accrue interest, including in periods of forbearance, until they were charged off, at which time, the loans were placed on non-accrual status and all previously accrued interest was reversed against income in the month of charge off. The allowance for loan losses provided for a portion of the probable losses in accrued interest receivable prior to charge-off.

        This change in reserving methodology has been accounted for as a change in estimate in accordance with the FASB's APB Opinion No. 20, "Accounting Changes." The effect of this change was to increase the allowance by $40 million and to reduce student loan interest income for the estimate of uncollectible accrued interest receivable by $14 million. On the income statement, adjustments to the allowance are recorded through the provisions for loan losses whereas adjustments to accrued interest are recorded in interest income.

        The following table summarizes changes in the allowance for student loan losses for both the Private Education Loan and federally insured student loan portfolios for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$197,729	$203,451	$179,664	$211,709
Additions:
Provisions for student loan losses	75,373	26,281	118,517	64,074
Recoveries	4,605	3,316	9,513	6,162
Deductions:
Reductions for student loan sales and securitizations	(5,886)	(11,080)	(5,886)	(32,182)
Charge-offs	(38,303)	(24,809)	(68,290)	(52,604)

Balance at end of period	$233,518	$197,159	$233,518	$197,159

        In addition to the provisions for student loan losses, provisions for losses on other Company loans totaled $4 million and $2 million for the three months ended June 30, 2005 and 2004, respectively and $7 million and $4 million for the six months ended June 30, 2005 and 2004, respectively.

        The following table summarizes changes in the allowance for student loan losses for Private Education Loans for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
(Dollars in millions)
Allowance at beginning of period	$191	$154	$172	$166
Provision for Private Education Loan losses	76	28	119	61
Charge-offs	(38)	(24)	(66)	(50)
Recoveries	5	4	9	6

Net charge-offs	(33)	(20)	(57)	(44)

Balance before securitization of Private Education Loans	234	162	234	183
Reduction for securitization of Private Education Loans	(6)	(7)	(6)	(28)

Allowance at end of period	$228	$155	$228	$155

Net charge-offs as a percentage of average total loans (annualized)	4.33%	3.69%	3.86%	3.63%
Allowance as a percentage of the ending total loan balance	3.61%	3.97%	3.61%	3.97%
Allowance as a percentage of ending loans in repayment	7.41%	6.75%	7.41%	6.75%
Allowance coverage of net charge-offs (annualized)	1.73	1.85	2.00	1.76
Average total loans	$6,376	$4,375	$6,321	$4,761
Ending total loans	$6,325	$3,897	$6,325	$3,897
Average loans in repayment	$3,042	$2,268	$2,960	$2,424
Ending loans in repayment	$3,078	$2,296	$3,078	$2,296

Delinquencies

        The table below presents the Company's Private Education Loan delinquency trends as of June 30, 2005 and 2004. Delinquencies have the potential to adversely impact earnings through increased servicing and collection costs in the event the delinquent accounts charge off.

	June 30,
	2005		2004
	Balance	%	Balance	%
(Dollars in millions)
Loans in-school/grace/deferment(1)	$3,307		$1,599
Loans in forbearance(2)	190		170
Loans in repayment and percentage of each status:
Loans current	2,756	89.5%	2,048	89.2%
Loans delinquent 31-60 days(3)	133	4.4	96	4.2
Loans delinquent 61-90 days	69	2.2	58	2.5
Loans delinquent greater than 90 days	120	3.9	94	4.1

Total Private Education Loans in repayment	3,078	100.0%	2,296	100.0%

Total Private Education Loans, gross	6,575		4,065
Private Education Loan unamortized discount	(250)		(168)

Total Private Education Loans	6,325		3,897
Private Education Loan allowance for losses	(228)		(155)

Private Education Loans, net	$6,097		$3,742

Percentage of Private Education Loans in repayment	46.8%		56.5%

Delinquencies as a percentage of Private Education Loans in repayment	10.5%		10.8%

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

3.    Goodwill and Acquired Intangible Assets

        Intangible assets include the following:

		As of June 30, 2005
	Average Amortization Period	Gross	Accumulated Amortization	Net
(Dollars in millions)
Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$233	$(62)	$171
Tax exempt bond funding(1)	10 years	66	(15)	51
Acquired software and technology	7 years	80	(45)	35
Non-compete agreements	2 years	9	(7)	2

Total		388	(129)	259

Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	72	—	72

Total acquired intangible assets		$460	$(129)	$331

		As of December 31, 2004
	Average Amortization Period	Gross	Accumulated Amortization	Net
(Dollars in millions)
Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$239	$(48)	$191
Tax exempt bond funding(1)	10 years	64	(6)	58
Acquired software and technology	7 years	80	(39)	41
Non-compete agreements	2 years	9	(7)	2

Total		392	(100)	292

Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	71	—	71

Total acquired intangible assets		$463	$(100)	$363

(1)
In connection with the Company's 2004 acquisition of Southwest Student Services Corporation, the Company acquired certain tax exempt bonds that enable the Company to earn a 9.5 percent Special Allowance Payment ("SAP") rate on student loans funded by those bonds in indentured trusts. If a student loan is removed from the trust such that it is no longer funded by the bonds, it ceases earning the 9.5 percent SAP. A different student loan can be substituted in the trust and begin earning the 9.5 percent SAP. This feature remains as long as the bonds are outstanding.

        The Company recorded amortization of $16 million and $7 million for the three months ended June 30, 2005 and 2004, respectively and $29 million and $14 million for the six months ended June 30, 2005 and 2004, respectively.

        A summary of changes in the Company's goodwill by reportable segment (see Note 10, "Segment Reporting") is as follows:

	December 31, 2004	Acquisitions/ Adjustments	June 30, 2005
(Dollars in millions)
Lending	$440	$(31)	$409
Debt Management Operations	206	(1)	205
Corporate and Other	57	1	58

Total	$703	$(31)	$672

        During the second quarter of 2005, the Company finalized the purchase price allocations for certain acquisitions in 2004. Acquisitions are accounted for under the purchase method of accounting as defined in SFAS No. 141, "Business Combinations." The Company allocates the purchase price to the fair value of the acquired tangible assets, liabilities and identifiable intangible assets as of the acquisition date as determined by an independent appraiser. Goodwill associated with the Company's acquisitions is reviewed for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," addressed further in Note 2, "Significant Accounting Policies," within the Company's 2004 Annual Report on Form 10-K.

        In the second quarter of 2005, the Company finalized its purchase price allocation for the first step in a two step purchase of the secondary market and related businesses of Education Assistance Foundation ("EAF") and its affiliate, Student Loan Finance Association ("SLFA") and its subsidiaries, acquired on December 13, 2004, which resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of approximately $7 million. The first step of the transaction included a majority interest in SLFA's $1.8 billion student loan portfolio (and the related funding).

        On July 1, 2005, the Company closed the second step of the two step purchase of the secondary market and related businesses of EAF and its affiliate, SLFA and its subsidiaries. The purchase price for the second closing transaction was approximately $59 million. The second step involved purchasing the remaining interests in certain student loan assets (and the related funding) which were transferred to Washington Transferee Corporation ("WTC") and Idaho Transferee Corporation ("ITC") from certain SLFA subsidiaries as part of the first closing process. WTC is now named Student Loan Finance Association—Washington, Inc., and ITC is now named Student Loan Finance Association, Inc.

4.    Student Loan Securitization

Securitization Activity

        The Company securitizes its student loan assets, and for transactions qualifying as sales, retains a Residual Interest, which may include reserve and other cash accounts, and servicing rights (as the Company retains the servicing responsibilities), all of which are referred to as the Company's Retained Interest in off-balance sheet securitized loans. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The investors or the securitization trusts have no recourse to the Company's other assets should there be a failure of the student loans to pay when due.

        The following table summarizes the Company's securitization activity for the three and six months ended June 30, 2005 and 2004. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three months ended June 30,
	2005				2004
	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %
FFELP Stafford/PLUS loans	—	$—	$—	—%	2	$5,502	$71	1.3%
Consolidation Loans	2	4,011	31.8		—	—	—	—
Private Education Loans	1	1,505	231	15.3	1	1,282	127	9.9

Total securitizations—sales	3	5,516	$262	4.7%	3	6,784	$198	2.9%

Asset-backed commercial paper	—	—			1	4,186
Consolidation Loans(1)	1	2,226			1	2,446

Total securitizations—financings	1	2,226			2	6,632

Total securitizations	4	$7,742			5	$13,416

	Six months ended June 30,
	2005				2004
	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %
FFELP Stafford/PLUS loans	2	$3,530	$50	1.4%	2	$5,502	$71	1.3%
Consolidation Loans	2	4,011	31.8		—	—	—	—
Private Education Loans	1	1,505	231	15.3	2	2,534	241	9.5

Total securitizations—sales	5	9,046	$312	3.4%	4	8,036	$312	3.9%

Asset-based commercial paper	—	—			1	4,186
Consolidation Loans(1)	1	2,226			4	10,469

Total securitizations—financings	1	2,226			5	14,655

Total securitizations	6	$11,272			9	$22,691

(1)
In certain Consolidation Loan securitization structures, the Company holds certain rights that can affect the remarketing of certain bonds such that these securitizations did not qualify as qualifying special purpose entities ("QSPEs"). Accordingly, they are accounted for on-balance sheet as variable interest entities ("VIEs").

        The increase in the gain as a percentage of the amount securitized for the 2005 Private Education Loan securitization versus the prior year's transaction is primarily due to a decrease in the Constant Prepayment Rate ("CPR") assumption used in the calculation of the gain on sale. A lower CPR lengthens the life of the trust, and, all things being equal, increases its earnings. The gain was also positively impacted by higher earnings spreads on the mix of loans securitized and improved funding spreads.

        The table below presents the key assumptions used in estimating the fair value of Residual Interests at the date of securitization resulting from the student loan securitization sale transactions completed during the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,
	2005					2004
	FFELP Stafford(1)	Consolidation		Private Education		FFELP Stafford		Consolidation(1)	Private Education
Prepayment speed	—	6%		3%		**		—	6%
Weighted-average life	—	7.9	yrs.	9.0	yrs.	4.3	yrs.	—	7.5	yrs.
Expected credit losses (% of principal securitized)	—	—%		4.38%		.16%		—	4.70%
Residual cash flows discounted at (weighted average)	—	10.1%		12.4%		12%		—	12%
	Six months ended June 30,
	2005						2004
	FFELP Stafford		Consolidation		Private Education		FFELP Stafford		Consolidation(1)	Private Education
Prepayment speed	*		6%		3%		**		—	6%
Weighted-average life	4.0	yrs.	7.9	yrs.	9.0	yrs.	4.3	yrs.	—	7.2	yrs.
Expected credit losses (% of principal securitized)	—		—		4.38%		.16%		—	4.72%
Residual cash flows discounted at (weightedaverage)	12%		10.1%		12.4%		12%		—	12%

(1)
No securitizations in the period, or such securitizations did not qualify for sale treatment.

*
20 percent for 2005, 15 percent for 2006 and 6 percent thereafter.

**
20 percent for 2004, 15 percent for 2005 and 6 percent thereafter.

Retained Interest

        The following table summarizes the fair value of the Company's Retained Interests along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales.

	As of June 30, 2005		As of December 31, 2004
	Retained Interest Fair Value(3)	Underlying Securitized Loan Balance	Retained Interest Fair Value(3)	Underlying Securitized Loan Balance
(Dollars in millions)
FFELP Stafford loans	$1,074	$24,680	$1,037	$27,444
Consolidation Loans(1)	627	10,990	585	7,393
Private Education Loans	930	7,633	694	6,309

Total(2)	$2,631	$43,303	$2,316	$41,146

(1)
Includes $381 million and $399 million related to the fair value of the Embedded Floor Income as of June 30, 2005 and December 31, 2004, respectively.

(2)
Unrealized gains (pre-tax) included in accumulated other comprehensive income related to the Retained Interests totaled $518 million and $445 million as of June 30, 2005 and December 31, 2004, respectively.

(3)
The Company recorded $24 million and $50 million of impairment related to the Retained Interests for the six months ended June 30, 2005 and 2004, respectively. The impairment charges are primarily the result of FFELP Stafford loans prepaying faster than projected through loan consolidation and the effect of market interest rates on the Embedded Floor Income which is part of the Retained Interest. These impairment charges are recorded as a loss and are included as a reduction to securitization revenue. Due to the record level of consolidation activity, much of which will continue to be processed in the third quarter of 2005, the Company expects to record additional impairment related to their FFELP Stafford Residual Interests in the third quarter of 2005 when the loans are actually consolidated and bought out of the trusts.

        In addition to student loans in off-balance sheet trusts, the Company had $32.4 billion and $31.5 billion of securitized student loans outstanding (face amount) as of June 30, 2005 and December 31, 2004, respectively, in on-balance sheet securitization trusts.

5.    Common Stock

        The following table summarizes the Company's common share repurchases, issuances and equity forward activity for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
(Shares in millions)
Common shares repurchased:
Open market	—	.6	—	.6
Equity forwards	3.3	5.5	6.4	13.4
Benefit plans(1)	.3	.1	.6	.8

Total shares repurchased	3.6	6.2	7.0	14.8

Average purchase price per share	$48.55	$38.08	$49.46	$34.12

Common shares issued	1.8	2.3	3.5	6.1

Equity forward contracts:
Outstanding at beginning of period	46.6	39.8	42.8	43.5
New contracts	8.4	12.9	15.3	17.1
Exercises	(3.3)	(5.5)	(6.4)	(13.4)

Outstanding at end of period	51.7	47.2	51.7	47.2

Authority remaining at end of period to repurchase or enter into equity forwards(2)	20.5	20.7	20.5	20.7

(1)
Includes shares withheld from stock option exercises and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)
In October 2004, the Board authorized an additional 30 million shares for repurchase.

        As of June 30, 2005, the expiration dates and purchase prices for outstanding equity forward contracts were as follows:

Year of maturity	Outstanding contracts	Range of purchase prices	Average purchase price
	(Shares in millions)
2006	2.2	$50.47	$50.47
2007	10.3	50.47	50.47
2008	7.9	50.47	50.47
2009	16.0	50.47	50.47
2010	15.3	47.09 – 49.58	48.56

	51.7		$49.91

        The closing price of the Company's common stock on June 30, 2005 was $50.80.

Earnings per Share

        Basic earnings per common share ("basic EPS") is calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share ("diluted EPS") reflect the potential dilutive effect of (i) additional common shares that are issuable upon exercise of outstanding stock options, deferred compensation, restricted stock units, and the outstanding commitment to issue shares under the Employee Stock Purchase Plan ("ESPP"), determined by the treasury stock method, (ii) the assumed conversion of convertible debentures, determined by the "if-converted" method, and (iii) equity forwards, determined by the reverse treasury stock method.

        At June 30, 2005, the Company had $2 billion contingently convertible debentures ("Co-Cos") outstanding that are convertible, under certain conditions, into shares of SLM common stock at an initial conversion price of $65.98. The investors generally can only convert the debentures if the Company's common stock has appreciated for a prescribed period to 130 percent of the conversion price, which would amount to $85.77, or the Company calls the debentures. Per EITF No. 04-8, diluted EPS for all periods presented includes the potential dilutive effect of the Company's outstanding Co-Cos for the three and six months ended June 30, 2005 and 2004. (See Note 1, "Significant Accounting Policies—Recently Issued Accounting Pronouncements.")

        A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator:
Net income attributable to common stock	$292,607	$612,062	$513,116	$900,641
Adjusted for debt expense of Co-Cos, net of taxes	10,297	4,364	18,916	8,658

Net income attributable to common stock, adjusted	$302,904	$616,426	$532,032	$909,299

Denominator:
Weighted-average shares used to compute basic EPS	419,497	439,901	420,206	441,283
Effect of dilutive securities:
Dilutive effect of stock options, deferred compensation, restricted stock units, ESPP, and equity forwards	12,091	8,284	11,936	8,683
Dilutive effect of Co-Cos	30,312	30,312	30,312	30,312

Dilutive potential common shares	42,403	38,596	42,248	38,995

Weighted-average shares used to compute diluted EPS	461,900	478,497	462,454	480,278

Net earnings per share:
Basic EPS	$.70	$1.39	$1.22	$2.04
Dilutive effect of stock options, deferred compensation, restricted stock units, ESPP, and equity forwards	(.02)	(.03)	(.03)	(.04)
Dilutive effect of Co-Cos	(.02)	(.07)	(.04)	(.11)

Diluted EPS	$.66	$1.29	$1.15	$1.89

(1)
For the three months ended June 30, 2005 and 2004, securities of approximately 14 million and 33 million shares, respectively, and for the six months ended June 30, 2005 and 2004, securities of approximately 19 million and 35 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

6.    Preferred Stock

        On June 8, 2005, the Company sold four million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the "Series B Preferred Stock") in a registered public offering. Net proceeds from the sale of the Series B Preferred Stock, after deducting underwriting fees and before other fees and expenses of the offering, totaled approximately $397 million and will be used for general corporate purposes.

        Dividends on the shares of Series B Preferred Stock are not mandatory. When, as, and if declared by the Board of Directors of the Company, holders of Series B Preferred Stock will be entitled to receive quarterly dividends, based on 3-month LIBOR plus 70 basis points per annum in arrears, on and until June 15, 2011, increasing to 3-month LIBOR plus 170 basis points per annum in arrears, after and including the period beginning on June 15, 2011.

        The Series B Preferred Stock does not have a maturity date, but can be redeemed at the Company's option on any dividend payment date on or after June 15, 2010, at the redemption price of $100 per share plus accrued and unpaid dividends for the then quarterly dividend period, if any. The Series B Preferred Stock is not convertible into or exchangeable for any of the Company's other securities or property.

        Upon liquidation or dissolution of the Company, holders of the Series B Preferred Stock are entitled to receive $100 per share, plus an amount equal to accrued and unpaid dividends for the then current quarterly dividend period, if any, pro rata with holders of the Series A Preferred Stock and before any distribution of assets are made to holders of the Company's common stock.

7.    Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

        The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at June 30, 2005 and December 31, 2004 and their impact on other comprehensive income and earnings for the three and six months ended June 30, 2005 and 2004. At June 30, 2005 and December 31, 2004, $713 million and $524 million (fair value), respectively, of available-for-sale investment securities and $46 million and $222 million, respectively, of cash were pledged as collateral against these derivative instruments.

	Cash Flow		Fair Value		Trading		Total
Fair Values (Dollars in millions)	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004
Interest rate swaps	$4	$25	$1	$(176)	$(21)	$(84)	$(16)	$(235)
Floor/Cap contracts	—	—	—	—	(729)	(625)	(729)	(625)
Futures	—	—	—	—	(1)	(2)	(1)	(2)
Equity forwards	—	—	—	—	52	139	52	139
Cross currency interest rate swaps	—	—	595	1,839	—	—	595	1,839

Total	$4	$25	$596	$1,663	$(699)	$(572)	$(99)	$1,116

Notional Values (Dollars in billions)
Interest rate swaps	$4.4	$5.8	$12.8	$13.4	$115.9	$85.9	$133.1	$105.1
Floor/Cap contracts	—	—	—	—	45.7	41.7	45.7	41.7
Futures	.2	1.0	—	—	.6	6.5	.8	7.5
Cross currency interest rate swaps	—	—	14.7	13.7	—	—	14.7	13.7
Other(1)	—	—	—	—	2.0	2.0	2.0	2.0

Total	$4.6	$6.8	$27.5	$27.1	$164.2	$136.1	$196.3	$170.0

Contracts (Shares in millions)
Equity forwards	—	—	—	—	51.7	42.8	51.7	42.8

(1)
"Other" consists of an embedded derivative bifurcated from the convertible debenture issuance that relates primarily to certain contingent interest and conversion features of the debt. The embedded derivative has had zero fair value since inception.

	Three months ended June 30,
	Cash Flow		Fair Value			Trading		Total
(Dollars in millions)
	2005	2004	2005	2004		2005	2004	2005	2004
Changes to accumulated other comprehensive income, net of tax
Hedge ineffectiveness reclassified to earnings	$—	$3	$—	$—		$—	$—	$—	$3
Change in fair value to cash flow hedges	3	(9)	—	—		—	—	3	(9)
Amortization of effective hedges and transition adjustment(1)	8	4	—	—		—	—	8	4

Change in accumulated other comprehensive income, net	$11	$(2)	$—	$—		$—	$—	$11	$(2)

Earnings Summary
Amortization of closed futures contracts' gains/losses in interest expense(2)	$(11)	$(6)	$—	$—		$—	$—	$(11)	$(6)
Losses on derivative and hedging activities—Realized(3)	—	(4)	—	—		(94)	(177)	(94)	(181)
Gains (losses) on derivative and hedging activities—Unrealized	—	—	—	(1	)(4)	(12)	568	(12)	567

Total earnings impact	$(11)	$(10)	$—	$(1)		$(106)	$391	$(117)	$380

	Six months ended June 30,
	Cash Flow		Fair Value				Trading		Total
(Dollars in millions)
	2005	2004	2005		2004		2005	2004	2005	2004
Changes to accumulated other comprehensive income, net of tax
Hedge ineffectiveness reclassified to earnings	$—	$3	$—		$—		$—	$—	$—	$3
Change in fair value to cash flow hedges	(13)	(7)	—		—		—	—	(13)	(7)
Amortization of effective hedges and transition adjustment(1)	15	7	—		—		—	—	15	7

Change in accumulated other comprehensive income, net	$2	$3	$—		$—		$—	$—	$2	$3

Earnings Summary
Amortization of closed futures contracts' gains/losses in interest expense(2)	$(23)	$(11)	$—		$—		$—	$—	$(23)	$(11)
Losses on derivative and hedging activities—Realized(3)	—	(4)	—		—		(216)	(393)	(216)	(397)
Gains (losses) on derivative and hedging activities—Unrealized	—	—	(12	)(4)	(3	)(4)	88	669	76	666

Total earnings impact	$(23)	$(15)	$(12)		$(3)		$(128)	$276	$(163)	$258

(1)
The Company expects to amortize $17 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging the forecasted issuance of debt instruments that are outstanding as of June 30, 2005.

(2)
For futures contracts that qualify as SFAS No. 133 hedges where the hedged transaction occurs.

(3)
Includes net settlement income/expense related to trading derivatives and realized gains and losses related to derivative dispositions.

(4)
The change in the fair value of cash flow and fair value hedges represents amounts related to ineffectiveness.

8.    Pension Plans

       Effective July 1, 2004, the Company's qualified and supplemental pension plans (the "Pension Plans") were frozen with respect to new entrants and participants with less than five years of service. No further benefits will accrue with respect to such participants under the Pension Plans, other than interest accruals on cash balance accounts. These participants were fully vested as of June 30, 2004.

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

Components of Net Periodic Pension Cost

        Net periodic pension cost included the following components:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Service cost—benefits earned during the period	$2,473	$3,143	$4,946	$6,287
Interest cost on project benefit obligations	2,806	2,815	5,612	5,629
Expected return on plan assets	(4,108)	(3,843)	(8,217)	(7,685)
Net amortization and deferral	(30)	(379)	(59)	(758)

Net periodic pension cost	$1,141	$1,736	$2,282	$3,473

Employer Contributions

        The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it did not expect to contribute to its qualified pension plan (the "Qualified Plan") in 2005. As of June 30, 2005, the Company had made no contributions to its Qualified Plan.

9.    Contingencies

        On May 20, 2005, the Company settled a lawsuit originally filed by College Loan Corporation in September 2002. The lawsuit challenged the Company's practices in interpreting the single holder rule, which provides that borrowers who have a single lender under the FFELP must first seek a Consolidation Loan from that lender.

        The settlement agreement includes a $14 million payment by the Company, net of an insurance payment. The agreement does not constitute any admission of liability by the Company and does not require the Company to change its current practice related to the single holder rule, absent any legislative or regulatory change.

        The Company was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The plaintiffs sought to represent a nationwide class action on behalf of all borrowers who allegedly paid "undisclosed improper and excessive" late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of two million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 27, 2003, the Superior Court granted the Company's motion to dismiss the complaint in its entirety. On March 4, 2004, the District of Columbia Court of Appeals affirmed the Superior Court's decision granting the Company's motion to dismiss the complaint, but granted plaintiffs leave to re-plead the first count, which alleged violations of the D.C. Consumer Protection Procedures Act. On September 15, 2004, the plaintiffs filed an amended class action complaint. On December 27, 2004, the Superior Court granted the Company's motion to dismiss the plaintiffs' amended compliant. Plaintiffs have appealed the Superior Court's December 27, 2004 dismissal order to the District of Columbia Court of Appeals. All appellate briefing has been completed. The Company believes that it will prevail on the merits of this case if it becomes necessary to further litigate this matter.

        The Company is also subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed or the accuracy of the Company's reports to credit bureaus. In addition, the collections subsidiaries in the Company's debt management operation group are named in individual plaintiff or class action lawsuits in which the plaintiffs allege that the Company has violated the Fair Debt Collection Practices Act or state law in the process of collecting their account. Management believes that these claims, lawsuits and other actions will not have a material adverse effect on its business, financial condition or results of operations.

10.    Segment Reporting

        The Company has two primary operating segments as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information"—the Lending and Debt Management Operations ("DMO") segments. The Lending and DMO operating segments meet the quantitative thresholds for reportable segments identified in SFAS No. 131. Accordingly, the results of operations of the Company's Lending and DMO segments are presented below. The Company has smaller operating segments including the Guarantor Servicing and Student Loan Servicing operating segments as well as certain other products and services provided to colleges and universities which do not meet the quantitative thresholds identified in SFAS No. 131. Therefore, the results of operations for these operating segments and the revenues and expenses associated with these other products and services are combined with corporate overhead and other corporate activities within the Corporate and Other reporting segment.

        The management reporting process measures the performance of the Company's operating segments based on the management structure of the Company as well as the methodology used by management to evaluate performance and allocate resources. Management, including the Company's chief operating decision maker, evaluates the performance of the Company's operating segments based on their profitability. As discussed further below, management measures the profitability of the Company's operating segments based on certain "core cash" measures. Accordingly, information regarding the Company's reportable segments is provided based on these "core cash" measures. The Company's "core cash" measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. "Core cash" measures reflect only current period adjustments to GAAP as described below. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company's operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. Intersegment revenues and expenses are netted within the appropriate financial statement line items consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.

        The Company's principal operations are located in the United States, and its results of operations and long-lived assets in geographic regions outside of the United States are not significant. In the Lending segment, no individual customer accounted for more than ten percent of its total revenue during the three months and six months ended June 30, 2005 and 2004. United Student Aid Funds, Inc. ("USA Funds") is the Company's largest customer in both the DMO and Corporate and Other segments. During the three months ending June 30, 2005 and 2004, it accounted for 41 percent and 60 percent, respectively, of the aggregate revenues generated by the Company's DMO and Corporate and Other segments. During the six months ending June 30, 2005 and 2004, USA Funds accounted for 42 percent and 62 percent, respectively, of the aggregate revenues generated by the Company's DMO and Corporate and Other segments. No other customers accounted for more than ten percent of total revenues in those segments for the years mentioned.

Lending

        In the Company's Lending business segment, the Company originates and acquires both federally guaranteed student loans which are administered by ED and Private Education Loans, which are not federally guaranteed. Private Education Loans are primarily used by borrowers to supplement FFELP loans to meet the rising cost of education. The Company manages student loans for over 8 million borrowers totaling $117 billion at June 30, 2005, of which $103 billion or 88 percent are federally insured. In addition to education lending, the Company also originates mortgage and consumer loans with the intent of selling the majority of such loans. During the three and six months ended June 30, 2005, the Company originated $533 million and $926 million, respectively, in mortgage and consumer loans and its mortgage and consumer loan portfolio totaled $556 million at June 30, 2005, of which $234 million pertained to mortgages in the held for sale portfolio.

DMO

        The Company provides a wide range of accounts receivable and collections services through five operating units that comprise its DMO operating segment. These services include defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, student loan default aversion services, and accounts receivable management and collection for purchased portfolios of receivables that have been charged off by their original creditors. The Company's DMO operating segment primarily serves the student loan marketplace through a broad array of default management services on a contingency fee or other pay for performance basis to ten FFELP guarantors and for campus based programs.

        In addition to collecting on its own purchased receivables, the DMO operating segment purchases charged-off debt. The DMO operating segment provides receivable management and collection services for large federal agencies, credit card clients and other holders of consumer debt.

Corporate and Other

        The Company's Corporate and Other business segment includes the aggregate activity of its smaller operating segments including its Guarantor Servicing and Loan Servicing business segments, other products and services as well as corporate overhead.

Financial Highlights

        The tables below include the condensed operating results for each of the Company's reportable segments. Management, including the "chief operating decision maker," evaluates the Company on certain non-GAAP performance measures that the Company refers to as "core cash" measures for each business segment. While "core cash" measures are not a substitute for reported results under GAAP, the Company relies on "core cash" measures in operating each business segment because it believes these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.

        "Core cash" measures are the primary financial performance measures used by management to develop the Company's financial plans, track results, and establish corporate performance targets and incentive compensation. Management believes this information provides additional insight into the financial performance of the core business activities of its operating segments. Accordingly, the tables presented below reflect "core cash" operating measures reviewed and utilized by management to manage the business. Reconciliation of the segment totals to the Company's consolidated operating results in accordance with GAAP are also included in the tables below.

Segment Results and Reconciliations to GAAP

	Three months ended June 30, 2005
(Dollars in millions)	Lending	DMO	Corporate and Other	Segment Totals	Adjustments	Total GAAP
Net interest income	$516	$—	$—	$516	$(186)	$330
Less: provisions for losses	14	—	—	14	65	79

Net interest income after provisions for losses	502	—	—	502	(251)	251
Fee income	—	82	26	108	—	108
Collections revenue	—	42	—	42	—	42
Other income	36	—	29	65	297	362
Operating expenses	124	66	81	271	17	288
Income tax expense (benefit)(1)	153	22	(10)	165	11	176
Minority interest in net earnings of subsidiaries	1	1	—	2	—	2

Net income (loss)	$260	$35	$(16)	$279	$18	$297

	Three months ended June 30, 2004
(Dollars in millions)	Lending	DMO	Corporate and Other	Segment Totals	Adjustments	Total GAAP
Net interest income	$445	$—	$—	$445	$(113)	$332
Less: provisions for losses	40	—	—	40	(12)	28

Net interest income after provisions for losses	405	—	—	405	(101)	304
Fee income	—	70	23	93	—	93
Other income	48	—	24	72	705	777
Operating expenses	97	32	70	199	7	206
Income tax expense (benefit)(1)	128	14	(8)	134	219	353

Net income (loss)	$228	$24	$(15)	$237	$378	$615

(1)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six months ended June 30, 2005
(Dollars in millions)	Lending	DMO	Corporate and Other	Segment Totals	Adjustments	Total GAAP
Net interest income	$1,010	$—	$—	$1,010	$(333)	$677
Less: provisions for loan losses	69	—	—	69	57	126

Net interest income after provisions for losses	941	—	—	941	(390)	551
Fee income	—	167	58	225	—	225
Collections revenue	—	78	—	78	—	78
Other income	72	—	61	133	450	583
Operating expenses	240	130	151	521	29	550
Income tax expense (benefit)(1)	286	43	(12)	317	46	363
Minority interest in net earnings of subsidiaries	2	2	—	4	—	4

Net income (loss)	$485	$70	$(20)	$535	$(15)	$520

	Six months ended June 30, 2004
(Dollars in millions)	Lending	DMO	Corporate and Other	Segment Totals	Adjustments	Total GAAP
Net interest income	$878	$—	$—	$878	$(224)	$654
Less: provisions for loan losses	85	—	—	85	(17)	68

Net interest income after provisions for losses	793	—	—	793	(207)	586
Fee income	—	150	58	208	—	208
Other income	77	—	54	131	838	969
Operating expenses	200	64	137	401	14	415
Income taxes(1)	241	31	(9)	263	179	442

Net income (loss)	$429	$55	$(16)	$468	$438	$906

(1)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

        The adjustments required to reconcile from the Company's segment totals to its GAAP results of operations relate to differing treatments for securitization transactions, derivatives, Floor Income related to the Company's student loans, and certain other items that management does not consider in evaluating the Company's operating results. The following table reflects aggregate adjustments associated with these areas for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Segment reporting adjustments to GAAP:
Net impact of securitization accounting(1)	$107	$66	$75	$55
Net impact of derivative accounting(2)	(11)	562	79	661
Net impact of Floor Income(3)	(51)	(24)	(94)	(85)
Amortization of acquired intangibles(4)	(16)	(7)	(29)	(14)
Net tax effect(5)	(11)	(219)	(46)	(179)

Total segment reporting adjustments to GAAP	$18	$378	$(15)	$438

(1)
Securitization: Under GAAP, certain securitization transactions in the Company's Lending segment are accounted for as sales of assets. Under the "core cash" measures for the Lending segment, the Company presents all securitization transactions on a Managed Basis as long-term non-recourse financings. The upfront "gains" on sale from securitization transactions as well as ongoing "servicing and securitization revenue" presented in accordance with GAAP are excluded from the "core cash" measures and replaced by the interest income, provision for loan losses, and interest expense as they are earned or incurred on the securitization loans. The Company also excludes transactions with its off-balance sheet trusts which would be considered intercompany on a Managed Basis.

(2)
Derivative accounting: "Core cash" measures exclude periodic unrealized gains and losses arising primarily in the Company's Lending business segment, and to a lesser degree in the Company's Corporate and Other business segment, that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 on derivatives that do not qualify for "hedge treatment" under GAAP and recognize the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item's life. The Company also excludes the gain or loss on equity forward contracts that are required to be accounted for in accordance with SFAS No. 133 as derivatives and are marked-to-market through earnings.

(3)
Floor Income: The timing and amount (if any) of Floor Income earned in the Company's Lending segment is uncertain and in excess of expected spreads and, therefore, the Company excludes such income from its "core cash" measures when it is not economically hedged. The Company employs derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above in "Derivative Accounting," these derivatives do not qualify as effective accounting hedges and therefore under GAAP are marked-to-market through the "gains (losses) on derivative and hedging activities, net" line on the income statement with no offsetting gain or loss recorded for the economically hedged items. For "core cash" measures under the Lending segment, the Company reverses the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and include the amortization of net premiums received (net of Eurodollar futures contracts' realized gains or losses) in income.

(4)
Other items: The Company excludes amortization of acquired intangibles.

(5)
Such tax effect is based upon the Company's "core cash" effective tax rate for the year. The net tax effect results primarily from the exclusion of the permanent income tax impact of the equity forward contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and six months ended June 30, 2005 and 2004
(Dollars in millions, except per share amounts, unless otherwise stated)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

        Some of the statements contained in this quarterly report discuss future expectations and business strategies or include other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and was derived using numerous assumptions. We undertake no obligation to publicly update or revise any forward-looking statements.

OVERVIEW

        We are the largest source of funding, delivery and servicing support for education loans in the United States primarily through our participation in the FFELP. Our primary business is to originate, acquire and hold student loans, with the net interest income and gains on the sales of student loans in securitization being the primary source of our earnings. We also earn fees for pre-default and post-default receivables management services. We are now engaged in every phase of the student loan life cycle—from originating and servicing student loans to default prevention and ultimately the collection on defaulted student loans. We also provide a wide range of financial services, processing capabilities and information technology to meet the needs of educational institutions, lenders, students and their families, and guarantee agencies. SLM Corporation, more commonly known as Sallie Mae, is a holding company that operates through a number of subsidiaries and references in this report to the "Company" refer to SLM Corporation and its subsidiaries.

        We have used both internal growth and strategic acquisitions to attain our leadership position in the education finance marketplace. Our sales force, which delivers our products on campuses across the country, is the largest in the student loan industry. The core of our marketing strategy is to promote our on-campus brands, which generate student loan originations through our Preferred Channel. Loans generated through our Preferred Channel are more profitable than loans acquired through our forward purchase commitments or the spot market since we own them earlier in the student loan's life and we generally incur lower costs on such loans. We have built brand leadership between the Sallie Mae name, the brands of our subsidiaries and those of our lender partners, such that we capture volume of three of the top five originators of FFELP loans. These sales and marketing efforts are supported by the largest and most diversified servicing capabilities in the industry, providing an unmatched array of servicing capability to financial aid offices.

        In recent years we have diversified our business through the acquisition of several companies that provide default management and loan collections services, all of which are combined in our Debt Management Operations ("DMO") business segment. Initially these acquisitions were concentrated in the student loan industry, but through our acquisition of Arrow Financial Services ("AFS") in September 2004, we expanded our capabilities to include a full range of accounts receivable management services to a number of different industries. The DMO business segment has been expanding rapidly such that revenue grew 78 percent and 63 percent in the three and the six months ended June 30, 2005, respectively, compared to the same periods in 2004, and we now employ over 3,000 people in this segment.

        In December 2004, we completed the Wind-Down of the GSE and are now a fully privatized company. We have defeased all remaining GSE debt obligations and dissolved the GSE's federal charter. The liquidity provided to the Company by the GSE has been replaced by non-GSE financing, including securitizations sponsored by non-GSE subsidiaries of SLM Corporation. This funding transformation was accomplished by increasing and diversifying our investor base over the last three years. We now have a number of sources of liquidity including our asset-backed commercial paper program ($5 billion in available borrowings) and our unsecured revolving credit facilities, which totaled $5 billion as of June 30, 2005.

        We manage our business through two primary operating segments: the Lending operating segment and the Debt Management Operations ("DMO") operating segment. Accordingly, the results of operations of the Company's Lending and DMO segments are presented separately below under "BUSINESS SEGMENTS." These operating segments are considered reportable segments under the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," based on quantitative thresholds applied to the Company's financial statements.

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
	2005	2004	$	%	2005	2004	$	%
Net interest income	$330	$332	$(2)	(1)%	$677	$654	$23	4%
Less: provisions for losses	79	28	51	182	126	68	58	85

Net interest income after provisions for losses	251	304	(53)	(17)	551	586	(35)	(6)
Gains on student loan securitizations	262	198	64	32	312	312	—	—
Servicing and securitization revenue	150	124	26	21	293	261	32	12
Gains (losses) on derivative and hedging activities, net	(106)	386	(492)	(127)	(140)	269	(409)	(152)
Guarantor servicing fees	26	23	3	13	58	58	—	—
Debt management fees and collections revenue	124	70	54	77	245	150	95	63
Other income	56	69	(13)	(19)	118	127	(9)	(7)
Operating expenses	288	206	82	40	550	415	135	33
Income taxes	176	353	(177)	(50)	363	442	(79)	(18)
Minority interest in net earnings of subsidiaries	2	—	2	100	4	—	4	100

Net income	297	615	(318)	(52)	520	906	(386)	(43)
Preferred stock dividends	4	3	1	33	7	6	1	17

Net income attributable to common stock	$293	$612	$(319)	(52)%	$513	$900	$(387)	(43)%

Basic earnings per common share	$.70	$1.39	$(.69)	(50)%	$1.22	$2.04	$(.82)	(40)%

Diluted earnings per common share	$.66	$1.29	$(.63)	(49)%	$1.15	$1.89	$(.74)	(39)%

Dividends per common share	$.22	$.19	$.03	16%	$.41	$.36	$.05	14%

Condensed Balance Sheets

			Increase (decrease)
	June 30, 2005	December 31, 2004
			$	%
Assets
Federally insured student loans, net	$66,734	$60,561	$6,173	10%
Private Education Loans, net	6,097	5,420	677	12
Other loans, net	962	1,048	(86)	(8)
Cash and investments	3,638	6,974	(3,336)	(48)
Restricted cash and investments	2,423	2,212	211	10
Retained Interest in off-balance sheet securitized loans	2,631	2,316	315	14
Goodwill and acquired intangible assets, net	1,003	1,066	(63)	(6)
Other assets	3,271	4,497	(1,226)	(27)

Total assets	$86,759	$84,094	$2,665	3%

Liabilities and Stockholders' Equity
Short-term borrowings	$4,680	$2,207	$2,473	112%
Long-term borrowings	75,017	75,915	(898)	(1)
Other liabilities	3,337	2,798	539	19

Total liabilities	83,034	80,920	2,114	3

Minority interest in subsidiaries	73	72	1	1
Stockholders' equity before treasury stock	6,034	5,129	905	18
Common stock held in treasury at cost	2,382	2,027	355	18

Total stockholders' equity	3,652	3,102	550	18

Total liabilities and stockholders' equity	$86,759	$84,094	$2,665	3%

RESULTS OF OPERATIONS

CONSOLIDATED EARNINGS SUMMARY

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

        For the three months ended June 30, 2005, net income of $297 million ($.66 diluted earnings per share) was a 52 percent decrease over net income of $615 million for the three months ended June 30, 2004. On a pre-tax basis, second quarter 2005 income of $475 million decreased by 51 percent from $968 million in the second quarter of 2004. This decrease can be primarily attributed to a $506 million decrease in the gain on derivative and hedging activities, which primarily relates to derivatives that do not receive hedge accounting treatment (exclusive of equity forward contracts discussed below). In the second quarter of 2004, we recorded a gain on derivative and hedging activities of $390 million versus a loss on derivative and hedging activities of $116 million in the second quarter of 2005. Securitization gains in the second quarter of 2005 increased $64 million over the year-ago quarter, primarily due to the second quarter of 2005 securitization of Private Education Loans that resulted in a higher gain percentage compared to the year-ago quarter as a result of a reduction in the CPR used in the calculation of a residual asset, a larger amount of loans sold, and higher yielding assets. The year-over-year results were also affected by the change in our methodology for estimating the allowance for loan losses and the revision to our estimates pertaining to our non-accrual policy for interest income implemented in the second quarter of 2005. This change resulted in an increase to the provision for losses of $40 million and a reduction to net interest income of $14 million.

        The year-over-year increase in fee income and collections revenue of $57 million is primarily due to collections revenue from AFS, acquired in the third quarter of 2004. Positive impacts to pre-tax income were offset by the year-over-year increase in operating expenses of $82 million, primarily attributable to the expenses associated with three subsidiaries acquired in the second half of 2004: AFS, Southwest Student Services Corporation ("Southwest") and Student Loan Finance Association ("SLFA").

        The difference between book accounting and tax basis accounting for equity forward contracts can cause fluctuations in the effective tax rate. Under SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," we are required to mark the equity forward contracts to market each quarter and recognize the change in their value in income. Conversely, these unrealized gains and losses are not recognized on a tax basis. In the second quarter of 2005, we recognized an unrealized gain on our outstanding equity forward contracts of $10 million versus an unrealized loss of $4 million in the second quarter of 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

        For the six months ended June 30, 2005, net income was $520 million ($1.15 diluted earnings per share) versus net income of $906 million ($1.89 diluted earnings per share) in 2004. On a pre-tax basis, income for the six months ended June 30, 2005 decreased by 34 percent to $887 million versus $1.3 billion in the first six months of 2004. The decrease in pre-tax income is primarily due to a decrease in the gain on derivative and hedging activities, which primarily relates to derivatives that do not receive hedge accounting treatment (exclusive of equity forward contracts discussed below) of $174 million. In the first six months of 2004, we recorded a gain on derivative and hedging activities of $132 million versus a loss on derivative and hedging activities of $42 million in the same period in 2005. Also, results for the first six months of 2005 were affected by the change in our methodology for estimating the allowance for loan losses and the revision to our estimates pertaining to our non-accrual policy for interest income implemented in the second quarter of 2005. This change resulted in an increase to the provision for losses of $40 million and a reduction to net interest income of $14 million. In the first half of 2005 and 2004, we recorded securitization gains of $312 million. While the overall gain was unchanged in the first half of 2005, we completed five transactions totaling $9 billion versus

$8 billion in the prior year. The overall decrease in the gains as a percentage of loans securitized is due to the year-over-year difference in the type and mix of loans securitized.

        The increase in the effective tax rate from 33 percent in the first six months of 2004 to 41 percent in the first six months of 2005 is due to the permanent impact of the exclusion of the unrealized gains and losses on equity forward contracts for tax purposes as discussed above. In the first half of 2005, we recognized unrealized losses on our outstanding equity forward contracts of $98 million versus unrealized gains of $137 million in the first half of 2004.

NET INTEREST INCOME

        Net interest income, including interest income and interest expense, is derived primarily from our portfolio of student loans that remain on-balance sheet and to a lesser extent from other loans, cash and investments. The "Taxable Equivalent Net Interest Income" analysis below is designed to facilitate a comparison of non-taxable asset yields to taxable yields on a similar basis. Additional information regarding the return on our student loan portfolio is set forth under "Student Loans—Student Loan Spread Analysis." Information regarding the provisions for losses is contained in Note 3 to the consolidated financial statements, "Allowance for Student Loan Losses."

Taxable Equivalent Net Interest Income

        The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

	Three months ended June 30,		Increase (decrease)		Six months ended June 30,		Increase (decrease)
	2005	2004	$	%	2005	2004	$	%
Interest income
Student loans	$920	$569	$351	62%	$1,749	$1,114	$635	57%
Other loans	20	18	2	11	40	37	3	8
Investments	54	52	2	4	116	96	20	21
Taxable equivalent adjustment	1	1	—	—	2	5	(3)	(60)

Total taxable equivalent interest income	995	640	355	55	1,907	1,252	655	52
Interest expense	664	307	357	116	1,228	593	635	107

Taxable equivalent net interest income	$331	$333	$(2)	1%	$679	$659	$20	3%

Average Balance Sheets

        The following table reflects the rates earned on interest earning assets and paid on interest bearing liabilities for the three and six months ended June 30, 2005 and 2004. This table reflects the net interest margin for the entire Company on a consolidated basis.

	Three months ended June 30,
	2005		2004
	Balance	Rate	Balance	Rate
Average Assets
Federally insured student loans	$64,204	4.95%	$50,424	3.93%
Private Education Loans	6,376	7.98	4,375	7.04
Other loans	1,051	7.83	982	7.77
Cash and investments	5,206	4.24	12,729	1.67

Total interest earning assets	76,837	5.20%	68,510	3.76%

Non-interest earning assets	6,627		6,983

Total assets	$83,464		$75,493

Average Liabilities and Stockholders' Equity
Short-term borrowings	$5,308	3.63%	$14,243	1.68%
Long-term notes	71,673	3.45	55,283	1.80

Total interest bearing liabilities	76,981	3.46%	69,526	1.77%

Non-interest bearing liabilities	3,309		3,141
Stockholders' equity	3,174		2,826

Total liabilities and stockholders' equity	$83,464		$75,493

Net interest margin		1.73%		1.96%

	Six months ended June 30,
	2005		2004
	Balance	Rate	Balance	Rate
Average Assets
Federally insured student loans	$62,808	4.79%	$49,085	3.94%
Private Education Loans	6,321	8.18	4,761	6.47
Other loans	1,074	7.74	1,022	7.56
Cash and investments	6,473	3.65	10,876	1.82

Total interest earning assets	76,676	5.02%	65,744	3.83%

Non-interest earning assets	6,507		6,515

Total assets	$83,183		$72,259

Average Liabilities and Stockholders' Equity
Short-term borrowings	$4,388	3.59%	$16,536	1.75%
Long-term notes	72,461	3.20	49,726	1.81

Total interest bearing liabilities	76,849	3.22%	66,262	1.80%

Non-interest bearing liabilities	3,267		3,314
Stockholders' equity	3,067		2,683

Total liabilities and stockholders' equity	$83,183		$72,259

Net interest margin		1.78%		2.02%

Rate/Volume Analysis

        The following rate/volume analysis illustrates the relative contribution of changes in interest rates and asset volumes.

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
Three months ended June 30, 2005 vs. three months ended June 30, 2004
Taxable equivalent interest income	$355	$213	$142
Interest expense	357	319	38

Taxable equivalent net interest income	$(2)	$(106)	$104

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
Six months ended June 30, 2005 vs. six months ended June 30, 2004
Taxable equivalent interest income	$655	$379	$276
Interest expense	635	536	99

Taxable equivalent net interest income	$20	$(157)	$177

        The decrease in the net interest margin in the three months ended June 30, 2005 versus the three months ended June 30, 2004 was primarily due to a $14 million reduction in interest income from the revision of our estimates pertaining to our non-accrual policy for interest income that is discussed in detail at "LENDING BUSINESS SEGMENT—Allowance for Private Education Loan Losses—Change in Accounting Estimate to the Allowance for Loan Losses and the Recognition of Accrued Interest Income for Private Education Loans" and to the decrease in Floor Income and other student loan spread related items as discussed under "Student Loans—Student Loan Spread Analysis." The negative effect of the reduced Floor Income was partially offset by a decrease in lower yielding short-term investments which were being built up during 2004 as additional liquidity in anticipation of the GSE Wind-Down.

Student Loans

        For both federally insured and Private Education Loans, we account for premiums paid, discounts received and certain origination costs incurred on the origination and acquisition of student loans in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." The unamortized portion of the premiums and discounts is included in the carrying value of the student loan on the consolidated balance sheet. We recognize income on our student loan portfolio based on the expected yield of the student loan after giving effect to the amortization of purchase premiums and the accretion of student loan discounts, as well as interest rate reductions and rebates expected to be earned through borrower benefit programs. Discounts on Private Education Loans are deferred and accreted to income over the lives of the student loans. In the table below, this accretion of discounts is netted with the amortization of the premiums.

Student Loan Spread Analysis

        The following table analyzes the reported earnings from student loans both on-balance sheet and those off-balance sheet in securitization trusts. For student loans off-balance sheet, we will continue to earn securitization and servicing fee revenues over the life of the securitized loan portfolios. The off-balance sheet information is discussed in more detail in "Securitization Activities—Servicing and Securitization Revenue" where we analyze the on-going servicing revenue and Residual Interest earned on the securitized portfolios of student loans. For an analysis of our student loan spread for the entire portfolio of Managed student loans on a similar basis to the on-balance sheet analysis, see "LENDING BUSINESS SEGMENT—Student Loan Spread Analysis—Managed Basis."

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
On-Balance Sheet
Student loan yield, before Floor Income	5.79%	4.27%	5.68%	4.21%
Floor Income	.32	.79	.36	.87
Consolidation Loan Rebate Fees	(.63)	(.54)	(.65)	(.54)
Offset Fees	—	(.05)	—	(.06)
Borrower benefits	(.11)	(.20)	(.14)	(.18)
Premium and discount amortization	(.15)	(.10)	(.15)	(.14)

Student loan net yield	5.22	4.17	5.10	4.16
Student loan cost of funds	(3.43)	(1.71)	(3.19)	(1.68)

Student loan spread,	1.79%	2.46%	1.91%	2.48%

Off-Balance Sheet
Servicing and securitization revenue, before Floor Income	1.30%	1.03%	1.33%	1.08%
Floor Income, net of Floor Income previously recognized in gain on sale calculation	.07	.24	.05	.28

Servicing and securitization revenue	1.37%	1.27%	1.38%	1.36%

Average Balances
On-balance sheet student loans	$70,580	$54,799	$69,129	$53,846
Off-balance sheet student loans	43,791	39,318	42,846	38,552

Managed student loans	$114,371	$94,117	$111,975	$92,398

Discussion of Student Loan Spread—Effects of Derivative Accounting

        The primary driver of fluctuations in our on-balance sheet student loan spread is the level of gross Floor Income (Floor Income earned before payments on Floor Income Contracts) earned in the period. For the three months ended June 30, 2005 and June 30, 2004, we earned gross Floor Income of $56 million (32 basis points), and $108 million (79 basis points), respectively. The reduction in gross Floor Income is primarily due to the increase in short-term interest rates. We believe that we have economically hedged most of the Floor Income through the sale of Floor Income Contracts, under which we receive an upfront fee and agree to pay the counterparty the Floor Income earned on a notional amount of student loans. These contracts do not qualify for accounting hedge treatment and as a result the payments on the Floor Income Contracts are included on the income statement with "gains (losses) on derivative and hedging activities, net" rather than in student loan interest income. Payments on Floor Income Contracts associated with on-balance sheet student loans for the three months ended June 30, 2005 and June 30, 2004 totaled $52 million (30 basis points) and $102 million (75 basis points), respectively.

        In addition to Floor Income Contracts, we also extensively use basis swaps to manage our basis risk associated with interest rate sensitive assets and liabilities. These swaps generally do not qualify as accounting hedges and are likewise required to be accounted for in the "gains (losses) on derivative and hedging activities, net" line on the income statement. As a result, they are not considered in the calculation of the cost of funds in the above table.

Discussion of Student Loan Spread—Effects of Significant Events in the Quarter

        We reduced student loan interest income by $14 million or 9 basis points to reflect a revision of our estimates pertaining to our non-accrual policy for interest income that is discussed in detail at "LENDING BUSINESS SEGMENT—Allowance for Private Education Loan Losses—Change in Accounting Estimate to the Allowance for Loan Losses and the Recognition of Accrued Interest Income for Private Education Loans." In addition, in the second quarter of 2005, we revised our estimates regarding the qualification for borrower benefits which resulted in a reduction of the liability for borrower benefits of $7 million or 4 basis points. Also, in the second quarter of 2005, there was a record level of Consolidation Loan activity. This was mainly due to FFELP Stafford borrowers locking in lower interest rates by consolidating their loans prior to the July 1 interest rate reset for FFELP Stafford loans. In addition, borrowers were permitted for the first time to consolidate their loans while still in school. This surge in Consolidation Loan activity lowered borrower benefits expense by $2 million or 1 basis point as we eliminated FFELP Stafford loan benefits for loans whose consolidation applications had been received but not yet processed by June 30.

Discussion of Student Loan Spread—Other Quarter-over-Quarter Fluctuations

        When compared to the year-ago quarter, the second quarter 2005 decrease in the student loan spread was primarily due to the increase in the average balance of Consolidation Loans as a percentage of the on-balance sheet portfolio and to higher premium amortization and lower net interest income caused by the maturing of certain floor hedges.

On-Balance Sheet Floor Income

        For on-balance sheet student loans, gross Floor Income is included in student loan income. The following table summarizes the components of Floor Income from on-balance sheet student loans, net of payments under Floor Income Contracts, for the three and six months ended June 30, 2005 and 2004.

	Three months ended
	June 30, 2005			June 30, 2004
	Fixed borrower Rate	Variable borrower rate	Total	Fixed borrower Rate	Variable borrower rate	Total
Floor Income:
Gross Floor Income	$56	$—	$56	$108	$—	$108
Payments on Floor Income Contracts	(52)	—	(52)	(102)	—	(102)

Net Floor Income	$4	$—	$4	$6	$—	$6

Net Floor Income in basis points	2	—	2	4	—	4

	Six months ended
	June 30, 2005			June 30, 2004
	Fixed borrower Rate	Variable borrower rate	Total	Fixed borrower Rate	Variable borrower rate	Total
Floor Income:
Gross Floor Income	$122	$—	$122	$232	$2	$234
Payments on Floor Income Contracts	(112)	—	(112)	(211)	—	(211)

Net Floor Income	$10	$—	$10	$21	$2	$23

Net Floor Income in basis points	3	—	3	8	—	8

        The decrease in Floor Income for the periods presented for 2005 versus the periods presented for 2004 is due to an increase in short-term interest rates.

        As discussed in more detail under "LIQUIDITY AND CAPITAL RESOURCES—Securitization Activities," when we securitize a portfolio of student loans, we estimate the future Fixed Rate Embedded Floor Income earned on off-balance sheet student loans using a discounted cash flow option pricing model and recognize the fair value of such cash flows in the initial gain on sale and subsequent valuations of the Residual Interest. Variable Rate Embedded Floor Income is recognized as earned in servicing and securitization revenue.

Student Loan Floor Income Contracts

        The following table analyzes the ability of the FFELP student loans in our Managed student loan portfolio to earn Floor Income after June 30, 2005 and 2004.

	June 30, 2005			June 30, 2004
(Dollars in billions)	Fixed borrower Rate	Variable borrower rate	Total	Fixed borrower Rate	Variable borrower rate	Total
Student loans eligible to earn Floor Income:
On-balance sheet student loans	$43.3	$16.8	$60.1	$28.5	$13.0	$41.5
Off-balance sheet student loans	10.9	22.5	33.4	7.7	26.2	33.9

Managed student loans eligible to earn Floor Income	54.2	39.3	93.5	36.2	39.2	75.4
Less: Economically hedged Floor Income contracts	(26.2)	—	(26.2)	(23.4)	—	(23.4)

Net Managed student loans eligible to earn Floor Income	$28.0	$39.3	$67.3	$12.8	$39.2	$52.0

Net Managed student loans earning Floor Income	$1.8	$—	$1.8	$7.2	$—	$7.2

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

FEDERAL AND STATE TAXES

        The Company is subject to federal and state income taxes. Our effective tax rate for the three and six months ended June 30, 2005 was 37 percent and 41 percent, respectively, versus 36 percent and 33 percent, respectively, for the three and six months ended June 30, 2004. The effective tax rate reflects the permanent impact of the exclusion of the gains or losses on equity forward contracts recognized under SFAS No. 150.

BUSINESS SEGMENTS

        We manage our business through two primary operating segments: the Lending operating segment and the DMO operating segment. Accordingly, the results of operations of the Company's Lending and DMO segments are presented below. These operating segments are considered reportable segments under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," based on quantitative thresholds applied to the Company's financial statements. In addition, we provide other complementary products and services, including guarantor and student loan servicing, through smaller operating segments that do not meet such thresholds and are aggregated in the Corporate and Other operating segment for financial reporting purposes.

        The management reporting process measures the performance of the Company's operating segments based on the management structure of the Company as well as the methodology used by management to evaluate performance and allocate resources. Management, including the Company's chief operating decision maker, evaluates the performance of the Company's operating segments based on their profitability. As discussed further below, management measures the profitability of the Company's operating segments based on certain "core cash" measures. Accordingly, information regarding the Company's reportable segments is provided based on these "core cash" measures. Our "core cash" measures are not defined terms within generally accepted accounting principles in the United States of America ("GAAP") and may not be comparable to similarly titled measures reported by other companies. "Core cash" measures reflect only current period adjustments to GAAP as described below. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company's operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. Intersegment revenues and expenses are netted within the appropriate financial statement line items consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.

        "Core cash" measures are the primary financial performance measures used by management to develop the Company's financial plans, track results, and establish corporate performance targets and incentive compensation. While "core cash" measures are not a substitute for reported results under GAAP, the Company relies on "core cash" measures in operating its business because it permits management to make meaningful period-to-period comparisons of the operational and performance indicators that are most closely assessed by management. Management believes this information provides additional insight into the financial performance of the core business activities of its operating segments. Accordingly, the tables presented below reflect "core cash" operating measures reviewed and utilized by management to manage the business for each of the Company's reportable segments.

	Three months ended June 30, 2005
	Lending	DMO	Corporate and Other
Net interest income	$516	$—	$—
Less: provisions for losses	14	—	—

Net interest income after provisions for losses	502	—	—
Fee income	—	82	26
Collections revenue	—	42	—
Other income	36	—	29
Operating expenses	124	66	81
Income tax expense (benefit)(1)	153	22	(10)
Minority interest in net earnings of subsidiaries	1	1	—

Net income (loss)	$260	$35	$(16)

	Three months ended June 30, 2004
	Lending	DMO	Corporate and Other
Net interest income	$445	$—	$—
Less: provisions for losses	40	—	—

Net interest income after provisions for losses	405	—	—
Fee income	—	70	23
Other income	48	—	24
Operating expenses	97	32	70
Income tax expense (benefit)(1)	128	14	(8)

Net income (loss)	$228	$24	$(15)

	Six months ended June 30, 2005
	Lending	DMO	Corporate and Other
Net interest income	$1,010	$—	$—
Less: provisions for loan losses	69	—	—

Net interest income after provisions for losses	941	—	—
Fee income	—	167	58
Collections revenue	—	78	—
Other income	72	—	61
Operating expenses	240	130	151
Income tax expense (benefit)(1)	286	43	(12)
Minority interest in net earnings of subsidiaries	2	2	—

Net income (loss)	$485	$70	$(20)

(1)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six months ended June 30, 2004
	Lending	DMO	Corporate and Other
Net interest income	$878	$—	$—
Less: provisions for loan losses	85	—	—

Net interest income after provisions for losses	793	—	—
Fee income	—	150	58
Other income	77	—	54
Operating expenses	200	64	137
Income taxes(1)	241	31	(9)

Net income (loss)	$429	$55	$(16)

(1)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

Alternative Performance Measures

        In accordance with the Rules and Regulations of the Securities and Exchange Commission ("SEC"), we prepare financial statements in accordance with GAAP. In addition to evaluating the Company's GAAP-based financial information, management evaluates the Company's business segments under certain non-GAAP performance measures that we refer to as "core cash" measures for each business segment, and we refer to this information in our presentations with credit rating agencies and lenders. While "core cash" measures are not a substitute for reported results under GAAP, we rely on "core cash" measures in operating each business segment because we believe these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.

        Our "core cash" measures are the primary financial performance measures used by management to evaluate performance and to allocate resources. Accordingly, financial information is reported to management on a "core cash" basis by reportable segment, as these are the measures used regularly by our chief operating decision maker. Our "core cash" measures are used in developing our financial plans and tracking results, and also in establishing corporate performance targets and determining incentive compensation. Management believes this information provides additional insight into the financial performance of the Company's core business activities. Our "core cash" measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. "Core cash" measures reflect only current period adjustments to GAAP as described below. Accordingly, the Company's "core cash" measures presentation does not represent another comprehensive basis of accounting. A more detailed discussion of the differences between GAAP and "core cash" measures follows.

Limitations on "Core Cash" Measures

        While GAAP provides a uniform, comprehensive basis of accounting, for the reasons described above, management believes that "core cash" measures are an important additional tool for providing a more complete understanding of the Company's results of operations. Nevertheless, "core cash" measures are subject to certain general and specific limitations that investors should carefully consider. For example, as stated above, unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. Our "core cash" measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. Unlike GAAP, the Company's "core cash" presentation does not represent a comprehensive basis of accounting.

Investors, therefore, may not compare our Company's performance with that of other financial services companies based upon "core cash" measures. "Core cash" results are only meant to supplement GAAP results by providing additional information regarding the operational and performance indicators that are most closely used by management, the Company's board of directors, rating agencies and lenders to assess performance.

        Other limitations arise from the specific adjustments that management makes to GAAP results to derive "core cash" results. For example, in reversing the unrealized gains and losses that result from SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on derivatives that do not qualify for hedge treatment accounting, as well as on derivatives that do qualify but are in part ineffective because they are not perfect hedges, we focus on the long-term economic effectiveness of those instruments relative to the underlying hedged item and isolate the effects of interest rate volatility, changing credit spreads and changes in our stock price on the fair value of such instruments during the period. Under GAAP, the effects of these factors on the fair value of the derivative instruments (but not on the underlying hedged item) tend to show more volatility in the short term. While our presentation of our results on a Managed Basis provides important information regarding the performance of our Managed portfolio, a limitation on this presentation is that we are presenting the ongoing spread income on loans that have been sold to a trust managed by us. While we believe that our Managed Basis presentation presents the economic substance of our Managed loan portfolio, it understates earnings volatility from securitization gains. Our "core cash" results exclude certain Floor Income, which is real cash income, from our reported results and therefore may in certain periods understate earnings. Management's financial planning and valuation of operating results, however, does not take into account Floor Income because of its inherent uncertainty, except when it is economically hedged through Floor Income Contracts.

Pre-tax differences between "Core Cash" Measures and GAAP by Business Segment

	Three months ended June 30,
	2005			2004
	Lending	DMO	Corporate and Other	Lending	DMO	Corporate and Other
"Core cash" measures:
Net impact of securitization accounting	$107	$—	$—	$66	$—	$—
Net impact of derivative accounting	(21)	—	10	566	—	(4)
Net impact of Floor Income	(51)	—	—	(24)	—	—
Amortization of acquired intangibles	(12)	(3)	(1)	(4)	(2)	(1)

Total "core cash" measures	$23	$(3)	$9	$604	$(2)	$(5)

	Six months ended June 30,
	2005			2004
	Lending	DMO	Corporate and Other	Lending	DMO	Corporate and Other
"Core cash" measures:
Net impact of securitization accounting	$75	$—	$—	$55	$—	$—
Net impact of derivative accounting	177	—	(98)	524	—	137
Net impact of Floor Income	(94)	—	—	(85)	—	—
Amortization of acquired intangibles	(21)	(5)	(3)	(8)	(3)	(3)

Total "core cash" measures	$137	$(5)	$(101)	$486	$(3)	$134

Pre-tax differences between "Core Cash" Measures and GAAP

1)
Securitization: Under GAAP, certain securitization transactions in our Lending segment are accounted for as sales of assets. Under "core cash," we present all securitization transactions on a Managed Basis as long-term non-recourse financings. The upfront "gains" on sale from securitization transactions as well as ongoing "servicing and securitization revenue" presented in accordance with GAAP are excluded from the "core cash" measures and replaced by the interest income, provision for loan losses, and interest expense as they are earned or incurred on the securitization loans. We also exclude transactions with our off-balance sheet trusts which would be considered intercompany on a Managed Basis.

  The following table summarizes the securitization adjustments in our Lending business segment for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
"Core cash" securitization adjustments:
Net interest income on securitized loans, after provisions for losses	$(295)	$(251)	$(515)	$(514)
Gains on student loan securitizations	262	198	312	312
Servicing and securitization revenue	150	124	293	261
Intercompany transactions with off-balance sheet trusts	(10)	(5)	(15)	(4)

Total "core cash" securitization adjustments	$107	$66	$75	$55

2)
Derivative Accounting: "Core cash" measures exclude periodic unrealized gains and losses arising primarily in our Lending business segment, and to a lesser degree in our Corporate and Other business segment, that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 on derivatives that do not qualify for "hedge treatment" under GAAP. Under "core cash" we recognize the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item's life. We also exclude the gain or loss on equity forward contracts that are required to be accounted for in accordance with SFAS No. 133 as derivatives and are marked-to-market through earnings.

  SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria, as specified by SFAS No. 133, are met. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. However, some of our derivatives, primarily Floor Income Contracts, certain Eurodollar futures contracts and certain basis swaps and equity forward contracts (discussed in detail below), do not qualify for "hedge treatment" as defined by SFAS No. 133, and the stand-alone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item. "Gains (losses) on derivatives and hedging activities, net" are primarily caused by interest rate volatility, changing credit spreads and changes in our stock price during the period and the volume and term of derivatives not receiving hedge treatment.

  Our Floor Income Contracts are written options which must meet more stringent requirements than other hedging relationships to achieve hedge effectiveness under SFAS No. 133. Specifically, our Floor Income Contracts do not qualify for hedge accounting treatment because the paydown of principal of the student loans underlying the Floor Income embedded in those student loans does not exactly match the change in the notional amount of our written Floor Income Contracts. Under SFAS No. 133, the upfront payment is deemed a liability and changes in fair value are recorded through income throughout the life of the contract. The change in the value of Floor Income Contracts is primarily caused by changing interest rates that cause the amount of Floor Income earned on the underlying student loans and transferred to the counterparties to vary. This is economically offset by the change in value of the student loan portfolio earning Floor Income but that offsetting change in value is not recognized under SFAS No. 133. We believe the Floor Income Contracts are economic hedges because they effectively fix the amount of Floor Income earned over the contract period, thus eliminating the timing and uncertainty that changes in interest rates can have on Floor Income for that period. Prior to SFAS No. 133, we accounted for Floor Income Contracts as hedges and amortized the upfront cash compensation ratably over the lives of the contracts.

  Basis swaps are used to convert floating rate debt from one interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to change the index of our fixed rate and LIBOR-based debt to better match the cash flows of our student loan assets that are primarily indexed to a commercial paper, Prime or Treasury bill index. SFAS No. 133 requires that the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk, however they do not meet this effectiveness test because student loans can earn at either a variable or a fixed interest rate depending on market interest rates. We also have basis swaps that do not meet the SFAS No. 133 effectiveness test that economically hedge off-balance sheet instruments. As a result, under GAAP these swaps are recorded at fair value with changes in fair value reflected in the income statement.

  Generally, a decrease in current interest rates and the respective forward interest rate curves results in an unrealized loss related to our written Floor Income Contracts which is offset by an increase in the value of the economically hedged student loans. This increase is not recognized in income. We will experience unrealized gains/losses related to our basis swaps, if the two underlying indices (and related forward curve) do not move in parallel.

  Under SFAS No. 150, equity forward contracts that allow a net settlement option either in cash or the Company's stock are required to be accounted for in accordance with SFAS No. 133 as derivatives. As a result, we account for our equity forward contracts as derivatives in accordance with SFAS No. 133 and mark them to market through earnings. They do not qualify as effective SFAS No. 133 hedges as a requirement to achieve hedge accounting is that the hedged item must impact net income, and the settlement of these contracts through the purchase of our own stock does not impact net income.

  The table below quantifies the adjustments for derivative accounting under SFAS No. 133 on our net income for the three and six months ended June 30, 2005 and 2004 when compared with the accounting principles employed in all years prior to the SFAS No. 133 implementation.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
"Core cash" derivative adjustments:
Gains (losses) on derivative and hedging activities, net included in other income(1)	$(106)	$386	$(140)	$269
Less: Realized losses on derivative and hedging activities, net(1)	94	181	216	397

Unrealized gains (losses) on derivative and hedging activities, net	(12)	567	76	666
Other pre-SFAS No. 133 accounting adjustments	1	(5)	3	(5)

Total net impact of SFAS No. 133 derivative accounting	$(11)	$562	$79	$661

  (1)
  See "Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities" below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

  SFAS No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as "realized gains (losses) on derivative and hedging activities") that do not qualify as hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. The table below summarizes the realized losses on derivative and hedging activities, and where they are reclassified to on a "core cash" basis for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Reclassification of realized losses on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(77)	$(154)	$(165)	$(321)
Net settlement expense on interest rate swaps reclassified to net interest income	(17)	(19)	(46)	(20)
Net realized losses on closed Eurodollar futures contracts and terminated derivative contracts reclassified to other income	—	(8)	(5)	(56)

Total reclassifications of realized losses on derivative and hedging activities	(94)	(181)	(216)	(397)
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	(12)	567	76	666

Gains (losses) on derivative and hedging activities, net	$(106)	$386	$(140)	$269

  (1)
  "Unrealized gains (losses) on derivative and hedging activities, net" is comprised of the following unrealized mark-to-market gains/(losses):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Floor Income Contracts	$(146)	$631	$122	$560
Equity forward contracts	10	(4)	(98)	137
Basis swaps	127	(56)	67	(58)
Other	(3)	(4)	(15)	27

Total unrealized gains (losses) on derivative and hedging activities, net	$(12)	$567	$76	$666

3)
Floor Income: The timing and amount (if any) of Floor Income earned in our Lending segment is uncertain and in excess of expected spreads and, therefore, we exclude such income when it is not economically hedged primarily with Floor Income Contracts from "core cash" measures. We employ derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above under "Derivative Accounting," these derivatives do not qualify as effective accounting hedges and therefore under GAAP are marked-to-market through the "gains (losses) on derivative and hedging activities, net" line on the income statement with no offsetting gain or loss recorded for the economically hedged items. For "core cash" measures, we reverse the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and include the amortization of net premiums received (net of Eurodollar futures contracts' realized gains or losses) in income.

The following table summarizes the Floor Income adjustments in our Lending business segment for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
"Core cash" Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$6	$18	$17	$52
Amortization of net premiums on Floor Income Contracts and futures in net interest income	(57)	(42)	(111)	(87)
Net losses related to closed Eurodollar futures contracts economically hedging Floor Income	—	—	—	(50)

Total "core cash" Floor Income adjustments	$(51)	$(24)	$(94)	$(85)

4)
Other Items: We exclude amortization of acquired intangibles. The 2005 increase in the amortization of acquired intangibles is driven by the acquisition of definite life intangible assets in connection with our acquisitions of AFS, Southwest, and SLFA.

LENDING BUSINESS SEGMENT

        In our Lending business segment, we originate and acquire federally guaranteed student loans, which are administered by the U.S. Department of Education ("ED"), and Private Education Loans, which are not federally guaranteed. The majority of our Private Education Loans is made in conjunction with a FFELP Stafford loan and as a result is marketed through the same marketing channels as FFELP Stafford Loans. While FFELP student loans and Private Education Loans have different overall risk profiles due to the federal guarantee of the FFELP student loans, they share many of the same characteristics such as similar repayment terms, the same marketing channel and sales force, and are originated and serviced on the same servicing platform. Finally, where possible, the borrower receives a single bill for both the federally guaranteed and privately underwritten loans.

        The following table includes the "core cash" results of operations for our Lending business segment.

			% Increase (Decrease)			% Increase (Decrease)
	Three months ended June 30,			Six months ended June 30,
			2005 vs. 2004			2005 vs. 2004
	2005	2004		2005	2004
Managed Basis interest income:
Managed federally insured student loans	$1,249	$710	76%	$2,340	$1,397	68%
Managed Private Education Student Loans	247	147	68	474	260	82
Other loans	20	18	11	40	37	8
Cash and investments	78	56	39	158	104	52

Total Managed interest income	1,594	931	71	3,012	1,798	68
Total Managed interest expense	1,078	486	122	2,002	920	118

Net Managed interest income	516	445	16	1,010	878	15
Less: provisions for losses	14	40	(65)	69	85	(19)

Net interest income after provisions for losses	502	405	24	941	793	19
Other income, net	36	48	(25)	72	77	(6)
Operating expenses	124	97	28	240	200	20

Income before income taxes and minority interest in net earnings of subsidiaries	414	356	16	773	670	15
Income taxes	153	128	20	286	241	19

Income before minority interest in net earnings of subsidiaries	261	228	14	487	429	14
Minority interest in net earnings of subsidiaries	1	—	100	2	—	100

Net income	$260	$228	14%	$485	$429	13%

        The following table includes asset information for our Lending business segment.

	June 30, 2005	December 31, 2004
FFELP Stafford Loans, net	$22,088	$18,958
Consolidation Loans, net	44,646	41,603
Private Education Loans, net	6,097	5,420
Other loans, net	962	1,048
Investments(1)	5,839	8,914
Retained Interest in off-balance sheet securitized loans	2,631	2,315
Other(2)	3,438	4,792

Total assets	$85,701	$83,050

(1)
Investments include cash and cash equivalents, investments, restricted cash and investments, leveraged leases, and municipal bonds.

(2)
Other assets include accrued interest receivable, goodwill and acquired intangible assets and other non-interest earning assets.

Student Loan Spread Analysis—Managed Basis

        The following table analyzes the earnings from our portfolio of Managed student loans on a "core cash" basis (see "Differences between 'Core Cash' Measures and GAAP"). This analysis includes both on-balance sheet and off-balance sheet loans in securitization trusts and derivatives economically hedging these line items and excludes unhedged Floor Income while including the amortization of upfront payments on Floor Income Contracts.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Managed Basis student loan yield	5.92%	4.31%	5.79%	4.23%
Consolidation Loan Rebate Fees	(.48)	(.39)	(.48)	(.40)
Offset Fees	—	(.03)	—	(.03)
Borrower benefits	(.04)	(.10)	(.07)	(.09)
Premium and discount amortization	(.16)	(.13)	(.17)	(.11)

Managed Basis student loan net yield	5.24	3.66	5.07	3.60
Managed Basis student loan cost of funds	(3.50)	(1.75)	(3.30)	(1.69)

Managed Basis student loan spread	1.74%	1.91%	1.77%	1.91%

Average Balances
On-balance sheet student loans	$70,580	$54,799	$69,129	$53,846
Off-balance sheet student loans	43,791	39,318	42,846	38,552

Managed student loans	$114,371	$94,117	$111,975	$92,398

Discussion of Managed Basis Student Loan Spread—Effects of Significant Events in the Quarter

        In the second quarter of 2005, we reduced student loan interest income by $16 million or 6 basis points to reflect a revision of our non-accrual policy for interest income that is discussed in detail at "Allowance for Private Education Loan Losses—Change in Accounting Estimate to the Allowance for Loan Losses and the Recognition of Accrued Interest Income for Private Education Loans." In addition, in the second quarter of 2005, we updated our assumptions for the qualification for borrower benefits which resulted in a reduction of our liability for borrower benefits of $13 million or 5 basis points. There was a record level of Consolidation Loan activity in the second quarter of 2005, caused primarily by FFELP Stafford borrowers locking in lower interest rates through the consolidation of their loans prior to the July 1 interest rate reset for FFELP Stafford loans. In addition, borrowers were permitted for the first time to consolidate their loans while still in school. This surge in Consolidation Loan activity lowered borrower benefits expense by $9 million or 3 basis points as we accrued a write-off of FFELP Stafford loan benefits for loans whose consolidation applications had been received but not yet processed by June 30, 2005.

Discussion of Managed Basis Student Loan Spread—Other Quarter-over-Quarter Fluctuations

        The decrease in the Managed student loan spread versus the year-ago quarter is primarily due to the increase in the average balance of Consolidation Loans as a percentage of the Managed portfolio. Consolidation Loans have lower spreads than other FFELP loans due primarily to the 105 basis point Consolidation Loan Rebate Fee, and to a lesser extent, higher borrower benefits expense and higher costs of funds. These negative effects are partially offset by the higher SAP spread earned on Consolidation Loans and lower student loan premium amortization due to their extended term. When compared to the year-ago quarter, the second quarter of 2005 spread was also negatively impacted by the factors discussed above along with higher premium amortization, primarily caused by the purchase price allocation for student loans acquired in acquisitions, and by lower amortization of the upfront fee received on Floor Income Contracts. Consolidation Loans have a longer average life than the FFELP Stafford loans they replaced and as a result the net present value of a Consolidation Loan is slightly higher than a comparable FFELP Stafford loan.

        The second quarter 2005 Managed student loan spread benefited from the increase in the average balance of Managed Private Education Loans as a percentage of the average Managed student loan portfolio from 11 percent in the second quarter 2004 to 12 percent in the second quarter 2005. Private Education Loans are subject to credit risk and therefore earn higher spreads, which averaged 4.57 percent, before the cumulative effect of the change in the estimate for the non-accrual of interest, in the second quarter of 2005 for the Managed Private Education Loan portfolio versus a spread of 1.38 percent for the Managed guaranteed student loan portfolio, before the update to the assumption for the qualification for borrower benefits, discussed above.

Private Education Loans

        All Private Education Loans are initially acquired on-balance sheet. When we securitize Private Education Loans, we reduce the on-balance sheet allowance for amounts previously provided for in the allowance and then provide for these loans in the Managed presentation only as they are no longer owned by the Company. When Private Education Loans in securitized trusts become 180 days delinquent, we typically exercise our contingent call option to repurchase these loans at par value out of the trust and record a loss for the difference in the par value paid and the fair market value of the loan at the time of purchase. If these loans reach the 212th day of delinquency, a charge-off for the remaining balance of the loan is triggered. On a Managed Basis, the losses recorded under GAAP at the time of repurchase of delinquent Private Education Loans are considered charge-offs when the delinquent Private Education Loans reach the 212-day charge-off date. These charge-offs are shown in the off-balance sheet section in the table below. The off-balance sheet allowance as a percentage of ending loans in repayment is lower than the on-balance sheet percentage because of the different mix of loans on-balance sheet and off-balance sheet. Certain loan types with higher expected default rates, such as career training and other programs with lower FICO scores, have not yet been securitized.

Allowance for Private Education Loan Losses

Change in Accounting Estimate to the Allowance for Loan Losses and the Recognition of Accrued Interest Income for Private Education Loans

        We maintain a reserve for possible credit losses at an amount sufficient to absorb losses inherent in our Private Education Loan portfolio at the reporting date based on a projection of probable net credit losses. The maturing of our Private Education Loan portfolios has provided us with more historical data on borrower default behavior such that we now analyze those portfolios to determine the effects that the various stages of delinquency have on borrower default behavior and ultimate charge-off. As a result, in the second quarter of 2005, we changed our estimate of the allowance for loan losses and the estimate of uncollectible accrued interest for our Managed loan portfolio using a migration analysis of delinquent and current accounts. A migration analysis is a technique used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge-off. This is a widely used reserving methodology in the consumer finance industry. Previously, we calculated the allowance for Private Education Loan losses by estimating the probable losses in the portfolio based primarily on loan characteristics and where pools of loans were in their life with less emphasis on current delinquency status of the loan. Also, in our prior methodology for calculating the allowance, some loss rates were based on proxies and extrapolations of FFELP loan loss data.

        We also used a migration analysis to revise our estimates pertaining to our non-accrual policy for interest income. Under the new methodology, we estimate the amount of uncollectible accrued interest on Private Education Loans and write it off against current period interest income. Under our prior methodology, Private Education Loans continued to accrue interest, including in periods of forbearance, until they were charged off, at which time, the loans were placed on non-accrual status and all previously accrued interest was reversed against income in the month of charge-off. The allowance for loan losses provided for a portion of the probable losses in accrued interest receivable prior to charge-off.

        This change in reserving methodology has been accounted for as a change in estimate in accordance with the FASB's Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes." The effect of this change was to increase the value of the allowance by $40 million and to reduce student loan interest income for the estimate of uncollectible accrued interest receivable by $14 million. On the income statement, adjustments to the allowance are recorded through the provision for loan losses whereas adjustments to accrued interest are recorded in interest income. On a Managed Basis, we decreased the allowance for loan losses by $20 million and reduced student loan interest income by $16 million for uncollectible accrued interest.

        The following table provides a summary of the income statement impact of the change in accounting estimate for loan losses and accrued interest.

	On- Balance Sheet	Off- Balance Sheet	Managed Basis
Impact on provision:
Impact of change in allowance methodology at April 1, 2005	$40	$(60)	$(20)
Second quarter 2005 provision under new methodology	36	(4)	32

Total provision for Private Education Loans	$76	$(64)	$12

	On- Balance Sheet	Off- Balance Sheet	Managed Basis
Impact on interest income:
Impact of revision of estimates of the non-accrual of interest income at April 1, 2005	$14	$2	$16
Second quarter 2005 interest income impact	4	—	4

Total interest income impact	$18	$2	$20

        The difference in the impact of the change in estimate on the allowance for loan losses between our on-balance sheet and our Managed results is due to the difference in the mix of Private Education Loans on-and off- balance sheet. Certain loan types with higher expected default rates, such as career training and those loan programs targeted to borrowers with lower FICO scores, have not yet been securitized and as such the on-balance sheet portfolio contains loans with higher delinquency rates. Because the required allowance under the new methodology is more directly tied to the current status of the portfolio, the on-balance sheet portfolio reserve requirements increased while at the same time the off-balance sheet portfolio reserve requirements decreased with the net effect being a decrease in the Managed Basis allowance.

Activity in the Allowance for Private Education Loan Losses

        The provision for student loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of Private Education Loans.

        The following table summarizes changes in the allowance for Private Education Loan losses for the three and six months ended June 30, 2005 and 2004.

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Three months ended		Three months ended		Three months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Allowance at beginning of period	$191	$154	$150	$118	$341	$272
Provision for Private Education Loan losses	76	28	(64)	10	12	38
Charge-offs	(38)	(24)	(1)	(2)	(39)	(26)
Recoveries	5	4	—	—	5	4

Net charge-offs	(33)	(20)	(1)	(2)	(34)	(22)

Balance before securitization of Private Education Loans	234	162	85	126	319	288
Reduction for securitization of Private Education Loans	(6)	(7)	6	7	—	—

Allowance at end of period	$228	$155	$91	$133	$319	$288

Net charge-offs as a percentage of average loans in repayment (annualized)	4.33%	3.69%	.13%	.33%	2.04%	1.94%
Allowance as a percentage of the ending total loan balance	3.61%	3.97%	1.21%	2.12%	2.31%	2.83%
Allowance as a percentage of ending loans in repayment	7.41%	6.75%	2.32%	5.04%	4.56%	5.84%
Average coverage of net charge-offs (annualized)	1.73	1.85	19.64	16.50	2.34	3.14
Average total loans	$6,376	$4,375	$7,060	$5,534	$13,436	$9,909
Ending total loans	$6,325	$3,897	$7,493	$6,277	$13,818	$10,174
Average loans in repayment	$3,042	$2,268	$3,655	$2,460	$6,697	$4,728
Ending loans in repayment	$3,078	$2,296	$3,926	$2,631	$7,004	$4,927

	Activity in Allowance for Private Education Loans
	On-balance sheet		Off-balance sheet		Managed
	Six months ended		Six months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Allowance at beginning of period	$172	$166	$143	$93	$315	$259
Provision for Private Education Loan losses	119	61	(56)	14	63	75
Charge-offs	(66)	(50)	(2)	(2)	(68)	(52)
Recoveries	9	6	—	—	9	6

Net charge-offs	(57)	(44)	(2)	(2)	(59)	(46)

Balance before securitization of Private Education Loans	234	183	85	105	319	288
Reduction for securitization of Private Education Loans	(6)	(28)	6	28	—	—

Allowance at end of period	$228	$155	$91	$133	$319	$288

Net charge-offs as a percentage of average loans in repayment (annualized)	3.86%	3.63%	.14%	.22%	1.81%	1.99%
Allowance as a percentage of the ending total loan balance	3.61%	3.97%	1.21%	2.12%	2.31%	2.83%
Allowance as a percentage of ending loans in repayment	7.41%	6.75%	2.32%	5.04%	4.56%	5.84%
Average coverage of net charge-offs (annualized)	2.00	1.76	18.32	26.50	2.68	3.09
Average total loans	$6,321	$4,761	$6,607	$4,765	$12,928	$9,526
Ending total loans	$6,325	$3,897	$7,493	$6,277	$13,818	$10,174
Average loans in repayment	$2,960	$2,424	$3,639	$2,250	$6,599	$4,674
Ending loans in repayment	$3,078	$2,296	$3,926	$2,631	$7,004	$4,927

        The increase in charge-offs over the year-ago quarter is primarily due to growth in the portfolio.

        The on-balance sheet allowance at June 30, 2005 increased $11 million over June 30, 2004 after adjusting for the change in estimate discussed above and for the securitization transactions during the last twelve months. The increase is primarily due to the overall growth in Private Education Loans on-balance sheet, partially offset by improvements in the balance of loans in a delinquent status as a percentage of the overall portfolio in repayment.

        The allowance on a Managed Basis at June 30, 2005 increased by $51 million from June 30, 2004 after adjusting for the change in estimate discussed above. The increase is primarily attributable to overall growth in Private Education Loans partially offset by improvements in the balance of loans in a delinquent status as a percentage of the overall portfolio in repayment.

Delinquencies

        The table below presents our Private Education Loan delinquency trends as of June 30, 2005 and 2004. Delinquencies have the potential to adversely impact earnings through increased servicing and collection costs in the event the delinquent accounts charge off.

	On-Balance Sheet Private Education Loan Delinquencies
	June 30, 2005		June 30, 2004
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,307		$1,599
Loans in forbearance(2)	190		170
Loans in repayment and percentage of each status:
Loans current	2,756	89.5%	2,048	89.2%
Loans delinquent 31-60 days(3)	133	4.4	96	4.2
Loans delinquent 61-90 days	69	2.2	58	2.5
Loans delinquent greater than 90 days	120	3.9	94	4.1

Total Private Education Loans in repayment	3,078	100%	2,296	100%

Total Private Education Loans, gross	6,575		4,065
Private Education Loan unamortized discount	(250)		(168)

Total Private Education Loans	6,325		3,897
Private Education Loan allowance for losses	(228)		(155)

Private Education Loans, net	$6,097		$3,742

Percentage of Private Education Loans in repayment	46.8%		56.5%

Delinquencies as a percentage of Private Education Loans in repayment	10.5%		10.8%

	Off-Balance Sheet Private Education Loan Delinquencies
	June 30, 2005		June 30, 2004
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,308		$3,320
Loans in forbearance(2)	400		424
Loans in repayment and percentage of each status:
Loans current	3,749	95.5%	2,516	95.6%
Loans delinquent 31-60 days(3)	96	2.4	56	2.1
Loans delinquent 61-90 days	35	1.0	27	1.1
Loans delinquent greater than 90 days	46	1.1	32	1.2

Total Private Education Loans in repayment	3,926	100%	2,631	100%

Total Private Education Loans, gross	7,634		6,375
Private Education Loan unamortized discount	(141)		(98)

Total Private Education Loans	7,493		6,277
Private Education Loan allowance for losses	(91)		(133)

Private Education Loans, net	$7,402		$6,144

Percentage of Private Education Loans in repayment	51.4%		41.3%

Delinquencies as a percentage of Private Education Loans in repayment	4.5%		4.4%

	Managed Private Education Loan Delinquencies
	June 30, 2005		June 30, 2004
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,615		$4,919
Loans in forbearance(2)	590		594
Loans in repayment and percentage of each status:
Loans current	6,505	92.9%	4,564	92.6%
Loans delinquent 31-60 days(3)	229	3.2	152	3.1
Loans delinquent 61-90 days	104	1.5	85	1.7
Loans delinquent greater than 90 days	166	2.4	126	2.6

Total Private Education Loans in repayment	7,004	100%	4,927	100%

Total Private Education Loans, gross	14,209		10,440
Private Education Loan unamortized discount	(391)		(266)

Total Private Education Loans	13,818		10,174
Private Education Loan allowance for losses	(319)		(288)

Private Education Loans, net	$13,499		$9,886

Percentage of Private Education Loans in repayment	49.3%		47.2%

Delinquencies as a percentage of Private Education Loans in repayment	7.1%		7.4%

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

Forbearance—Managed Basis Private Education Loans

        Private Education Loans are made to parent and student borrowers by our lender partners in accordance with our underwriting policies. These loans generally supplement federally guaranteed student loans, which are subject to federal lending caps. Private Education Loans are not guaranteed or insured against any loss of principal or interest. Traditional student borrowers use the proceeds of these loans to obtain higher education, which increases the likelihood of obtaining employment at higher income levels than would be available without the additional education. As a result, the borrowers' repayment capability generally improves between the time the loan is made and the time the borrower becomes established in the post-education work force. We generally allow the loan repayment period on traditional Private Education Loans, except those generated by our SLM Financial subsidiary, to begin six to nine months after the student leaves school. This provides the borrower time to obtain a job to service his or her debt. For borrowers that need more time or experience other hardships, we permit additional delays in payment or partial payments (both referred to as forbearances) when we believe additional time will improve the borrower's ability to repay the loan. Our policy does not grant any reduction in the repayment obligation (principal or interest) but does allow the borrower to stop or reduce monthly payments for an agreed period of time.

        Forbearance is used most heavily immediately after the loan enters repayment. As indicated in the tables below showing the composition and status of the Managed Private Education Loan portfolio by number of months aged from the first date of repayment, the percentage of loans in forbearance decreases the longer the loans have been in repayment. At June 30, 2005, loans in forbearance as a percentage of loans in repayment and forbearance is 9.9 percent for loans that have been in repayment one to twenty-four months. The percentage drops to 3.4 percent for loans that have been in repayment more than 48 months. Approximately 74 percent of the Company's loans in forbearance have been in repayment less than 24 months. These borrowers are essentially extending their grace period as they transition to the workforce. Forbearance continues to be a positive collection tool for the Private Education Loans as we believe it can provide the borrower with sufficient time to obtain employment and income to support his or her obligation. We consider the potential impact of forbearance in the determination of the loan loss reserves.

        The tables below show the composition and status of the Managed Private Education Loan portfolio by number of months aged from the first date of repayment.

	Months since entering repayment
	1 to 24 months	25 to 48 months	More than 48 months	After June 30, 2005(1)	Total
June 30, 2005
Loans in-school/grace/deferment	$—	$—	$—	$6,615	$6,615
Loans in forbearance	437	106	47	—	590
Loans in repayment—current	3,728	1,515	1,262	—	6,505
Loans in repayment—delinquent 31-60 days	120	65	44	—	229
Loans in repayment—delinquent 61-90 days	57	30	17	—	104
Loans in repayment—delinquent greater than 90 days	80	55	31	—	166

Total	$4,422	$1,771	$1,401	$6,615	$14,209

Unamortized discount					(391)
Allowance for loan losses					(319)

Total Managed Private Education Loans, net					$13,499

Loans in forbearance as a percentage of loans in repayment and forbearance	9.9%	6.0%	3.4%	—%	7.8%

	Months since entering repayment
	1 to 24 months	25 to 48 months	More than 48 months	After June 30, 2004(1)	Total
June 30, 2004
Loans in-school/grace/deferment	$—	$—	$—	$4,919	$4,919
Loans in forbearance	426	111	57	—	594
Loans in repayment—current	2,443	1,159	962	—	4,564
Loans in repayment—delinquent 31-60 days	71	47	34	—	152
Loans in repayment—delinquent 61-90 days	39	26	20	—	85
Loans in repayment—delinquent greater than 90 days	53	40	33	—	126

Total	$3,032	$1,383	$1,106	$4,919	$10,440

Unamortized discount					(266)
Allowance for loan losses					(288)

Total Managed Private Education Loans, net					$9,886

Loans in forbearance as a percentage of loans in repayment and forbearance	14.1%	8.0%	5.2%	—%	10.8%

(1)
Includes all loans in-school/grace/deferment.

        Additionally, as indicated in the table below which breaks down the Managed Private Education Loans in forbearance by the cumulative number of months the borrower has used as of the dates indicated, 8 percent of borrowers currently in forbearance have deferred their loan repayment more than 24 months.

	June 30, 2005		June 30, 2004
	Forbearance Balance	% of Total	Forbearance Balance	% of Total
Cumulative number of months borrower has used forbearance
1 to 12 months	$426	72%	$390	66%
13 to 24 months	117	20	146	24
25 to 36 months	32	5	34	6
More than 36 months	15	3	24	4

Total	$590	100%	$594	100%

        On a Managed Basis, loans in forbearance status decreased from 10.8 percent of loans in repayment and forbearance status at June 30, 2004 to 7.8 percent of loans in repayment and forbearance status at June 30, 2005. The decrease in the percentages of loans in forbearance status versus the prior year is primarily due to enhanced default prevention and collection efforts.

Other Income, Net

        The following table summarizes the components of other income, net, for our Lending business segment for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Late fees	$24	$31	$44	$50
Gains on sales of mortgages and other loan fees	4	5	8	10
Other	8	12	20	17

Total other income, net	$36	$48	$72	$77

        The $7 million decrease in late fees is primarily due to an accrual for late fees in the second quarter of 2004.

Student Loan Acquisitions

        In the first half of 2005, 74 percent of our Managed student loan acquisitions were originated through our Preferred Channel. The following tables summarize the components of our student loan acquisition activity for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30, 2005
	FFELP	Private	Total
Preferred Channel	$4,463	$1,229	$5,692
Other commitment clients	161	—	161
Spot purchases	480	—	480
Consolidations from third parties	926	—	926
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	2,421	—	2,421
Capitalized interest, premiums and discounts	331	(10)	321

Total on-balance sheet student loan acquisitions	8,782	1,219	10,001
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(2,421)	—	(2,421)
Capitalized interest and other—off-balance sheet securitized trusts	146	60	206

Total Managed student loan acquisitions	$6,507	$1,279	$7,786

	Three months ended June 30, 2004
	FFELP	Private	Total
Preferred Channel	$3,666	$970	$4,636
Other commitment clients	107	—	107
Spot purchases	171	—	171
Consolidations from third parties	140	—	140
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	212	—	212
Capitalized interest, premiums and discounts	248	3	251

Total on-balance sheet student loan acquisitions	4,544	973	5,517
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(212)	—	(212)
Capitalized interest and other—off-balance sheet securitized trusts	130	39	169

Total Managed student loan acquisitions	$4,462	$1,012	$5,474

	Six months ended June 30, 2005
	FFELP	Private	Total
Preferred Channel	$8,774	$2,563	$11,337
Other commitment clients	247	—	247
Spot purchases	899	—	899
Consolidations from third parties	1,839	—	1,839
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	4,248	—	4,248
Capitalized interest, premiums and discounts	671	(16)	655

Total on-balance sheet student loan acquisitions	16,678	2,547	19,225
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(4,248)	—	(4,248)
Capitalized interest and other—off-balance sheet securitized trusts	255	103	358

Total Managed student loan acquisitions	$12,685	$2,650	$15,335

	Six months ended June 30, 2004
	FFELP	Private	Total
Preferred Channel	$7,487	$2,035	$9,522
Other commitment clients	179	—	179
Spot purchases	755	1	756
Consolidations from third parties	649	—	649
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	1,486	—	1,486
Capitalized interest, premiums and discounts	530	(19)	511

Total on-balance sheet student loan acquisitions	11,086	2,017	13,103
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(1,486)	—	(1,486)
Capitalized interest and other—off-balance sheet securitized trusts	284	67	351

Total Managed student loan acquisitions	$9,884	$2,084	$11,968

        For the three and six months ended June 30, 2005, consolidation activity resulted in $183 million and $513 million, respectively, of net new student loan acquisitions. For the three and six months ended June 30, 2004, consolidation activity resulted in $237 million and $252 million, respectively, of net student loan run-off. Net run-off occurs when more of our Stafford portfolio is consolidated by third parties than we consolidate from other lenders.

Preferred Channel Originations

        We originated $2.8 billion and $9.5 billion in student loan volume through our Preferred Channel in the three and six months ended June 30, 2005, respectively, versus $2.3 billion and $8.2 billion in the three and six months ended June 30, 2004, respectively. In both June 2005 and 2004, we delayed the processing of disbursements for Consolidation Loans to allow borrowers to take advantage of lower interest rates that took effect on July 1.

        In the second quarter of 2005, we grew the internally marketed brand Preferred Channel Originations by 50 percent versus the year-ago quarter. As of June 30, 2005, our internally marketed brands constitute 36 percent of our Preferred Channel Originations, up from 32 percent in the year-ago period. The pipeline of loans that we currently service and are committed to purchase was $5.0 billion at both June 30, 2005 and 2004, respectively. The following tables further break down our Preferred Channel Originations by type of loan and source.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Preferred Channel Originations—Type of Loan
Stafford	$1,739	$1,527	$5,912	$5,259
PLUS	223	175	1,184	1,000

Total FFELP	1,962	1,702	7,096	6,259
Private	812	611	2,440	1,898

Total	$2,774	$2,313	9,536	$8,157

Preferred Channel Originations—Source
Internally marketed brands	$1,083	$724	$3,439	$2,570
Lender partners	1,691	1,589	6,097	5,587

Total	$2,774	$2,313	$9,536	$8,157

        The following table summarizes the activity in our Managed portfolio of student loans for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Beginning balance	$111,699	$92,149	$107,438	$88,789
Acquisitions, including capitalized interest	7,786	5,474	15,335	11,968
Repayments, claims and other	(2,200)	(2,036)	(4,859)	(4,425)
Charge-offs to reserves and securitization trusts	(39)	(30)	(70)	(60)
Loans sales	(3)	(279)	(18)	(470)
Loans consolidated from SLM Corporation	(743)	(377)	(1,326)	(901)

Ending balance	$116,500	$94,901	$116,500	$94,901

Summary of Student Loan Portfolio

        The following tables summarize the components of our student loan portfolio and show the changing composition of our portfolio.

Ending Balances (net of allowance for loan losses):

	June 30, 2005
	FFELP Stafford and Other(1)	Consolidation	Total Federal	Private	Total
On-balance sheet	$22,088	$44,646	$66,734	$6,097	$72,831
Off-balance sheet	25,033	11,234	36,267	7,402	43,669

Total Managed	$47,121	$55,880	$103,001	$13,499	$116,500

% of on-balance sheet Federal	33%	67%	100%
% of Managed Federal	46%	54%	100%
% of Total	40%	48%	88%	12%	100%
	December 31, 2004
	FFELP Stafford and Other(1)	Consolidation	Total Federal	Private	Total
On-balance sheet	$18,958	$41,603	$60,561	$5,420	$65,981
Off-balance sheet	27,793	7,602	35,395	6,062	41,457

Total Managed	$46,751	$49,205	$95,956	$11,482	$107,438

% of on-balance sheet Federal	31%	69%	100%
% of Managed Federal	49%	51%	100%
% of Total	44%	45%	89%	11%	100%

(1)
Other includes PLUS, SLS and HEAL loans.

Average Balances:

	Three months ended June 30, 2005
	FFELP Stafford and Other(1)	Consolidation	Total Federal	Private	Total
On-balance sheet	$20,673	$43,531	$64,204	$6,376	$70,580
Off-balance sheet	26,912	9,819	36,731	7,060	43,791

Total Managed	$47,585	$53,350	$100,935	$13,436	$114,371

% of on-balance sheet Federal	32%	68%	100%
% of Managed Federal	47%	53%	100%
% of Total	41%	47%	88%	12%	100%
	Three months ended June 30, 2004
	FFELP Stafford and Other(1)	Consolidation	Total Federal	Private	Total
On-balance sheet	$21,669	$28,755	$50,424	$4,375	$54,799
Off-balance sheet	26,036	7,748	33,784	5,534	39,318

Total Managed	$47,705	$36,503	$84,208	$9,909	$94,117

% of on-balance sheet Federal	43%	57%	100%
% of Managed Federal	57%	43%	100%
% of Total	50%	39%	89%	11%	100%

(1)
Other includes PLUS, SLS and HEAL loans.

Average Balances:

	Six months ended June 30, 2005
	FFELP Stafford and Other(1)	Consolidation	Total Federal	Private	Total
On-balance sheet	$19,603	$43,205	$62,808	$6,321	$69,129
Off-balance sheet	27,578	8,661	36,239	6,607	42,846

Total Managed	$47,181	$51,866	$99,047	$12,928	$111,975

% of on-balance sheet Federal	31%	69%	100%
% of Managed Federal	48%	52%	100%
% of Total	42%	46%	88%	12%	100%
	Six months ended June 30, 2004
	FFELP Stafford and Other(1)	Consolidation	Total Federal	Private	Total
On-balance sheet	$20,808	$28,277	$49,085	$4,761	$53,846
Off-balance sheet	25,949	7,838	33,787	4,765	38,552

Total Managed	$46,757	$36,115	$82,872	$9,526	$92,398

% of on-balance sheet Federal	42%	58%	100%
% of Managed Federal	56%	44%	100%
% of Total	51%	39%	90%	10%	100%

(1)
Other includes PLUS, SLS and HEAL loans.

DEBT MANAGEMENT OPERATIONS ("DMO") BUSINESS SEGMENT

        The following table includes the "core cash" results of operations for our DMO business segment.

	Three months ended June 30,		% Increase (Decrease)	Six months ended June 30,		% Increase (Decrease)
	2005	2004	2005 vs. 2004	2005	2004	2005 vs. 2004
Fee income	$82	$70	17%	$167	$150	11%
Collections revenue	42	—	100	78	—	100
Operating expenses	66	32	106	130	64	103

Income before income taxes and minority interest in net earnings of subsidiaries	58	38	53	115	86	34
Income taxes	22	14	57	43	31	39

Income before minority interest in net earnings of subsidiaries	36	24	50	72	55	31
Minority interest in net earnings of subsidiaries	1	—	100	2	—	100

Net income	$35	$24	46%	$70	$55	27%

DMO Revenue by Product

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Purchase paper	$42	$—	$78	$—
Contingency:
Contingency—Student loans(1)	63	58	129	126
Contingency—Other	9	3	18	6

Total contingency	72	61	147	132
Other(2)	10	9	20	18

Total	$124	$70	$245	$150

USA Funds(3) business	$43	$46	$89	$102

% of total DMO	35%	66%	36%	68%

(1)
Includes portfolio management business.

(2)
Includes default aversion fee ("DAF") revenue, 1st party and strategic finance income.

(3)
United Student Aid Funds, Inc. ("USA Funds")

Fee Income and Collections Revenue

        DMO revenue for the three months ended June 30, 2005 increased by $54 million or 78 percent over the year-ago period, of which $42 million was generated by the purchase paper business of AFS, acquired in September 2004. DMO revenue increased by $95 million or 63 percent for the six months ended June 30, 2005 over the year-ago period, of which $78 million was generated by the purchase paper business of AFS. Contingency fee income increased by $11 million, or 18 percent, to $72 million for the second quarter of 2005 versus the year-ago period. Contingency fee income for the six months ended June 30, 2005 increased by $15 million, or 11 percent, to $147 million versus the year-ago period. The growth in contingency fee revenues was primarily driven by the contingency business of AFS.

        Revenues from USA Funds represented 35 percent and 66 percent, respectively, of total DMO revenue for the three months ended June 30, 2005, and 2004, respectively, and 36 percent and 68 percent of total DMO revenue for the six months ended June 30, 2005, and 2004, respectively. We expect the percentage of revenue generated from services provided to USA Funds to decrease considerably in 2005 due primarily to the impact of our acquisition of AFS and other new business initiatives.

Purchase Paper

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Principal purchased	$444	$—	$1,416	$—
Purchase price	41	—	65	—
% of principal purchased	9.2%	—%	4.6%	—%
Gross Cash Collections ("GCC")	$61	$—	$118	$—
Purchase paper revenue	42	—	78	—
% of GCC	69%	—%	66%	—%
Financed receivables	$79	$—	$79	$—

        The amount of principal purchased in any quarter is a function of a combination of factors including the average age of the portfolio, the type of receivable, and competition in the marketplace.

Contingency Inventory

        The following table presents the outstanding inventory of defaulted loans that are currently being serviced through our DMO business.

	June 30, 2005	December 31, 2004
Contingency:
Contingency—Student loans(1)	$7,307	$6,869
Contingency—Other	2,028	1,756

Total	$9,335	$8,625

(1)
Includes portfolio management business.

Operating Expenses

        Operating expenses increased by $34 million and $66 million, or 106 percent and 103 percent, respectively, for the three and six months ended June 30, 2005. The increase in DMO operating expenses is primarily due to the inclusion of AFS operating expenses.

        At June 30, 2005 and December 31, 2004, the DMO business segment had total assets of $572 million and $519 million, respectively.

CORPORATE AND OTHER BUSINESS SEGMENT

        At June 30, 2005 and December 31, 2004, the Corporate and Other business segment had total assets of $485 million and $524 million, respectively.

        The following table includes "core cash" measures for our Corporate and Other business segment.

			% Increase (Decrease)			% Increase (Decrease)
	Three months ended June 30,			Six months ended June 30,
			2005 vs. 2004			2005 vs. 2004
	2005	2004		2005	2004
Fee income	$26	$23	13%	$58	$58	—%
Collections revenue	29	24	21	61	54	13
Operating expenses	81	70	16	151	137	10

Loss before income taxes	(26)	(23)	(13)	(32)	(25)	(28)
Income tax benefit	(10)	(8)	(25)	(12)	(9)	(33)

Net loss	$(16)	$(15)	(7)%	$(20)	$(16)	(25)%

Fee and Other Income

        The following table summarizes the components of fee and other income for our Corporate and Other business segment for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Guarantor servicing fees	$26	$23	$58	$58
Loan servicing fees	12	11	25	24
Other income	17	13	36	30

Total fee and other income	$55	$47	$119	$112

        USA Funds, the nation's largest guarantee agency, accounted for 82 percent and 84 percent, respectively, of guarantor servicing fees for the three months ended June 30, 2005 and 2004, and 84 percent and 88 percent, respectively, of guarantor servicing fees for the six months ended June 30, 2005 and 2004. Overall, USA Funds accounted for 13 percent of consolidated fee and other income for the six months ended June 30, 2005.

Operating Expenses

        Operating expenses for our Corporate and Other business segment include costs incurred to service loans for unrelated third parties and to perform guarantor servicing on behalf of guarantee agencies, and general and administrative expenses associated with these businesses. Operating expenses also include unallocated corporate overhead expenses which include centralized headquarters functions such as executive management, accounting and finance, human resources and marketing. Our corporate overhead also includes a portion of information technology expenses related to these functions. The increase in operating expenses in the second quarter of 2005 was mainly due to a $14 million net settlement in the CLC lawsuit. Exclusive of the CLC lawsuit, Corporate and Other operating expenses were flat in the first six months of 2005 versus the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

        As fee based businesses, our DMO and Corporate and Other business segments are not capital intensive businesses and as such require less debt and equity capital to meet their business plans. Therefore, the following liquidity and capital resource discussion is concentrated on our Lending business segment.

        We depend on the debt capital markets to support our business plan. We have developed deep and diverse funding sources to ensure continued access to funding now that the GSE has been dissolved. Our main source of funding is student loan securitizations where we securitized $11.3 billion in student loans in six transactions in the six months ended June 30, 2005, versus $22.7 billion in nine transactions in the year-ago period. The 2005 securitization volume better reflects the amount of funding required going forward, as the first six months of 2004 reflects additional funding to refinance outstanding GSE debt obligations in addition to ongoing financing needs of the business. Securitizations now comprise 68 percent of our financing, versus 67 percent at June 30, 2004. Our securitizations backed by FFELP loans are unique securities in the asset-backed class as they are backed by student loans with an explicit guarantee on 100 percent of principal and interest. This guarantee is subject to servicing compliance.

        Our other sources of liquidity include our asset-backed commercial paper program ($5 billion in available borrowings) and our unsecured revolving credit facilities, which totaled $5 billion as of June 30, 2005, as well as unsecured corporate debt and equity security issuances. Among the steps we take in raising capital through corporate security issuances, as with securitizations, is filing a shelf registration statement with the SEC. After the SEC review process is complete or after we are informed that there will be no review and the registration statement is declared effective, we periodically issue securities off of the shelf registration statement and file a new shelf registration statement when we consider that additional financing capacity may be appropriate. We recently filed a shelf registration statement for our corporate unsecured borrowings, which we expect to amend to significantly increase the amount funded.

        The following tables present the ending balances of our Managed borrowings at June 30, 2005 and 2004 and average balances and average interest rates of our Managed borrowings for the three and six months ended June 30, 2005 and 2004. The average interest rates include derivatives that are economically hedging the underlying debt, but do not qualify for hedge accounting treatment under SFAS No. 133. (See "BUSINESS SEGMENTS—Differences Between 'Core Cash' Measures and GAAP—Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities.")

	As of June 30,
	2005			2004
	Ending Balance			Ending Balance
	Short Term	Long Term	Total Managed Basis	Short Term	Long Term	Total Managed Basis
GSE borrowings (unsecured)	$—	$—	$—	$6,305	$1,497	$7,802
SLM Corp borrowings (unsecured)	4,262	32,234	36,496	1,622	28,042	29,664
Indentured trusts (on-balance sheet)	418	3,991	4,409	134	921	1,055
Securitizations (on-balance sheet)	—	38,076	38,076	—	31,848	31,848
Securitizations (off-balance sheet)	—	47,524	47,524	—	44,635	44,635

Total	$4,680	$121,825	$126,505	$8,061	$106,943	$115,004

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
GSE borrowings (unsecured)	$—	—%	$14,252	2.13%	$—	—%	$17,025	2.06%
SLM Corp borrowings (unsecured)	36,422	3.67	27,534	1.88	35,447	3.49	25,233	1.82
Indentured trusts (on-balance sheet)	4,450	3.43	1,056	2.47	5,662	3.06	1,107	2.46
Securitizations (on-balance sheet)	36,108	3.38	26,684	1.42	35,740	3.16	22,897	1.43
Securitizations (off-balance sheet)	46,600	3.46	40,593	1.79	45,420	3.30	39,996	1.71

Total	$123,580	3.50%	$110,119	1.77%	$122,269	3.30%	$106,258	1.74%

Unsecured On-Balance Sheet Financing Activities

        The following table presents the senior unsecured credit ratings on our debt from major rating agencies.

	S&P	Moody's	Fitch
Short-term unsecured debt	A-1	P-1	F-1+
Long-term unsecured debt	A	A2	A+

        The table below presents our unsecured on-balance sheet funding by funding source for the three and six months ended June 30, 2005 and 2004.

	Debt issued for the three months ended June 30,		Debt issued for the six months ended June 30,		Outstanding at June 30,
	2005	2004	2005	2004	2005	2004
Commercial paper	$33,303	$272	$37,785	$272	$—	$272
Convertible debentures	—	—	—	—	1,990	1,985
Retail notes	246	376	579	859	3,409	1,934
Foreign currency denominated(1)	857	1,847	1,000	3,823	5,782	4,422
Extendible notes	500	—	500	249	4,747	1,998
Global notes (Institutional)	—	2,113	1,184	4,736	17,906	15,569
Medium-term notes (Institutional)	—	—	—	—	2,630	3,484

Total	$34,906	$4,608	$41,048	$9,939	$36,464	$29,664

(1)
All foreign currency denominated notes are swapped back to U.S. dollars.

Preferred Stock Issuance

        On June 8, 2005, we sold four million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the "Series B Preferred Stock") in a registered public offering. Net proceeds from the sale of the Series B Preferred Stock, after deducting underwriting fees and before other fees and expenses of the offering, totaled $397 million and will be used for general corporate purposes.

        Dividends on the shares of Series B Preferred Stock are not mandatory. When, as, and if declared by our Board of Directors, holders of Series B Preferred Stock will be entitled to receive quarterly dividends, based on 3-month LIBOR plus 70 basis points per annum in arrears, on and until June 15, 2011, increasing to 3-month LIBOR plus 170 basis points per annum in arrears, after and including the period beginning on June 15, 2011.

        The Series B Preferred Stock does not have a maturity date. We can redeem the Series B Preferred Stock at our option on any dividend payment date on or after June 15, 2010, at the redemption price of $100 per share plus accrued and unpaid dividends for the then quarterly dividend period, if any. The Series B Preferred Stock is not convertible into or exchangeable for any of our other securities or property.

        Upon liquidation or dissolution of the Company, holders of our Series B Preferred Stock are entitled to receive $100 per share, plus an amount equal to accrued and unpaid dividends for the then current quarterly dividend period, if any, pro rata with holders of our Series A Preferred Stock and before any distribution of assets are made to holders of our common stock.

Contingently Convertible Debentures

        In 2003, we issued approximately $2 billion Contingently Convertible Debentures ("Co-Cos"). The Co-Cos are convertible, under certain conditions, into shares of SLM common stock at an initial conversion price of $65.98. The investors generally can only convert the debentures if the Company's common stock has appreciated for a prescribed period to 130 percent of the conversion price, which would amount to $85.77, or if we call the debentures.

        In December 2004, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which requires the shares underlying the Co-Cos to be included in diluted earnings per share ("diluted EPS") computations regardless of whether the market price trigger or the conversion price has been met, using the "if-converted" accounting method, while the after-tax interest expense of the Co-Cos is added back to earnings. Diluted EPS amounts disclosed prior to December 2004 have been retroactively restated to give effect to the application of EITF No. 04-8 as it relates to the Company's $2 billion in Co-Cos issued in May 2003.

        The following table provides the historical effect of our Co-Cos on our common stock equivalents ("CSEs") and after-tax interest expense in connection with the retroactive implementation of EITF No. 04-8 for the 2005 and 2004 quarters:

			Three months ended
	Three months ended June 30, 2005
		Year ended December 31, 2004	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
(in thousands)
CSE impact of Co-Cos (shares)	30,312	30,312	30,312	30,312	30,312	30,312
Co-Cos after-tax interest expense	$10,297	$21,405	$7,125	$5,622	$4,364	$4,294

        The table below outlines the effect of the Co-Cos on the numerators and denominators for the diluted EPS calculations for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
(In thousands, except per share amounts)
Numerator:
Net income attributable to common stock	$292,607	$612,062	$513,116	$900,641
Adjusted for debt expense of Co-Cos, net of taxes	10,297	4,364	18,916	8,658

Net income attributable to common stock, adjusted	$302,904	$616,426	$532,032	$909,299

Denominator:
Weighted-average shares used to compute basic EPS	419,497	439,901	420,206	441,283
Effect of dilutive securities:
Dilutive effect of stock options, deferred compensation, restricted stock units, ESPP, and equity forwards	12,091	8,284	11,936	8,683
Dilutive effect of Co-Cos	30,312	30,312	30,312	30,312

Dilutive potential common shares	42,403	38,596	42,248	38,995

Weighted-average shares used to compute diluted EPS	461,900	478,497	462,454	480,278

Net earnings per share:
Basic EPS	$.70	$1.39	$1.22	$2.04
Dilutive effect of stock options, deferred compensation, restricted stock units, ESPP, and equity forwards	(.02)	(.03)	(.03)	(.04)
Dilutive effect of Co-Cos	(.02)	(.07)	(.04)	(.11)

Diluted EPS	$.66	$1.29	$1.15	$1.89

(1)
For the three months ended June 30, 2005 and 2004, securities of approximately 14 million and 33 million shares, respectively, and for the six months ended June 30, 2005 and 2004, securities of approximately 19 million and 35 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

        The net effect of the Co-Cos on diluted EPS will vary with the period to period changes in net income of the Company.

Securitization Activities

Securitization Program

        The following table summarizes our securitization activity for the three and six months ended June 30, 2005 and 2004. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three months ended June 30,
	2005				2004
	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %
FFELP Stafford/PLUS loans	—	$—	$—	—%	2	$5,502	$71	1.3%
Consolidation Loans	2	4,011	31.8		—	—	—	—
Private Education Loans	1	1,505	231	15.3	1	1,282	127	9.9

Total securitizations—sales	3	5,516	$262	4.7%	3	6,784	$198	2.9%

Asset-backed commercial paper	—	—			1	4,186
Consolidation Loans	1	2,226			1	2,446

Total securitizations—financings	1	2,226			2	6,632

Total securitizations	4	$7,742			5	$13,416

	Six months ended June 30,
	2005				2004
	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %
FFELP Stafford/PLUS loans	2	$3,530	$50	1.4%	2	$5,502	$71	1.3%
Consolidation Loans	2	4,011	31.8		—	—	—	—
Private Education Loans	1	1,505	231	15.3	2	2,534	241	9.5

Total securitizations—sales	5	9,046	$312	3.4%	4	8,036	$312	3.9%

Asset-based commercial paper	—	—			1	4,186
Consolidation Loans	1	2,226			4	10,469

Total securitizations—financings	1	2,226			5	14,655

Total securitizations	6	$11,272			9	$22,691

        The increase in the gain as a percentage of the amount securitized for the 2005 Private Education Loan securitization versus the prior year's transaction is primarily due to a decrease in the Constant Prepayment Rate ("CPR") assumption used in the calculation of the gain on sale. A lower CPR lengthens the life of the trust, and, all things being equal, increases its earnings. The gain was also positively impacted by higher earnings spreads on the mix of loans securitized and improved funding spreads.

Liquidity Risk

        With the dissolution of the GSE, our long-term funding, credit spread and liquidity exposure to the corporate and asset-backed capital markets has increased significantly. A major disruption in the fixed income capital markets that limits our ability to raise funds or significantly increases the cost of those funds could have a material impact on our ability to acquire student loans, or on our results of operations. Going forward, securitizations will continue to be the primary source of long-term financing. Our securitizations are structured such that we do not provide any material level of financial, credit or liquidity support to any of the trusts. Our exposure is limited to the recovery of the Retained Interest asset on the balance sheet for off-balance sheet securitizations. While all of our Retained Interests are subject to some prepayment risk, Retained Interests from our FFELP Stafford securitizations have significant prepayment risk primarily arising from borrowers opting to consolidate their Stafford loans. When consolidation activity is higher than projected, the increase in prepayment could materially impair the value of our Retained Interest.

Retained Interest in Off-Balance Sheet Securitized Loans

        The following table summarizes the fair value of our Retained Interests along with the underlying student loans that relate to those securitizations that were treated as sales.

	As of June 30, 2005		As of December 31, 2004
	Retained Interest Fair Value(3)	Underlying Securitized Loan Balance	Retained Interest Fair Value(3)	Underlying Securitized Loan Balance
FFELP Stafford loans	$1,074	$24,680	$1,037	$27,444
Consolidation Loans(1)	627	10,990	585	7,393
Private Education Loans	930	7,633	694	6,309

Total(2)	$2,631	$43,303	$2,316	$41,146

(1)
Includes $381 million and $399 million related to the fair value of the Embedded Floor Income as of June 30, 2005 and December 31, 2004, respectively.
(2)
Unrealized gains (pre-tax) included in accumulated other comprehensive income related to the Retained Interests totaled $518 million and $445 million as of June 30, 2005 and December 31, 2004, respectively.

(3)
The Company recorded $24 million and $50 million of impairment related to the Retained Interests for the six months ended June 30, 2005 and 2004, respectively. The impairment charges are primarily the result of FFELP Stafford loans prepaying faster than projected through loan consolidation and the effect of market interest rates on the Embedded Floor Income which is part of the Retained Interest. These impairment charges are recorded as a loss and are included as a reduction to securitization revenue. Due to the record level of consolidation activity, much of which will continue to be processed in the third quarter of 2005, the Company expects to record additional impairment related to their FFELP Stafford Residual Interests in the third quarter of 2005 when the loans are actually consolidated and bought out of the trusts.

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

        The following table summarizes the components of servicing and securitization revenue for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Servicing revenue	$86	$78	$171	$154
Securitization revenue, before Embedded Floor Income and impairment	72	59	135	103

Servicing and securitization revenue, before Embedded Floor Income and impairment	158	137	306	257
Embedded Floor Income	24	66	50	144
Less: Floor Income previously recognized in gain calculation	(17)	(43)	(39)	(90)

Net Embedded Floor Income	7	23	11	54

Servicing and securitization revenue, before impairment	165	160	317	311
Retained Interest impairment	(15)	(36)	(24)	(50)

Total servicing and securitization revenue	$150	$124	$293	$261

Average off-balance sheet student loans	$43,791	$39,318	$42,846	$38,552

Average balance of Retained Interest	$2,576	$2,468	$2,448	$2,455

Servicing and securitization revenue as a percentage of the average balance of off-balance sheet student loans (annualized)	1.37%	1.27%	1.38%	1.36%

        Servicing and securitization revenue is driven by the average balance of off-balance sheet student loans, the amount of and the difference in the timing of Embedded Floor Income recognition on off-balance sheet student loans and periodic impairments of the value of our Retained Interest, caused primarily by the impact of Consolidation Loan activity on FFELP Stafford student loan securitizations. When FFELP Stafford loans in a securitization trust consolidate, they are a prepayment to the trust resulting in a shorter average life. We use a CPR assumption to estimate the effect of trust prepayments from loan consolidation and other factors on the life of the trust. When consolidation activity is higher than forecasted, the Residual Interest asset can be impaired and the yield used to recognize subsequent income from the trust is negatively impacted. The majority of the consolidations bring the loans back on-balance sheet so we retain the value of the asset on-balance sheet versus in the trust. Our Retained Interests can also be impaired from the effect of market interest rates on the Embedded Floor Income included in the value of the Retained Interest.

        For the three months ended June 30, 2005 and June 30, 2004, we recorded impairments to the Retained Interests of $15 million and $36 million, respectively. For the six months ended June 30, 2005 and June 30, 2004, we recorded impairments to the Retained Interests of $24 million and $50 million, respectively. These impairment charges were primarily the result of FFELP Stafford loans prepaying faster then projected through loan consolidation and the effect of market interest rates on the Embedded Floor Income which is part of the Retained Interest. The impairments are recorded as a reduction in securitization revenue.

Interest Rate Risk Management

Asset and Liability Funding Gap

        The tables below present our assets and liabilities (funding) arranged by underlying indices as of June 30, 2005. The difference between the asset and the funding is the funding gap, which represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective SFAS No. 133 hedges (those derivatives which are reflected in net interest margin, as opposed to in the gains (losses) on derivative and hedging activities).

  GAAP Basis

Index	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
(Dollars in billions)
3 month commercial paper	daily	$52.3	—	$52.3
3 month Treasury bill	weekly	10.1	.3	9.8
Prime	annual	.9	—	.9
Prime	quarterly	1.3	—	1.3
Prime	monthly	4.0	—	4.0
PLUS Index	annual	2.5	2.1	.4
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	1.6	60.0	(58.4)
1-month LIBOR	monthly	—	2.5	(2.5)
CMT/CPI index	monthly/quarterly	—	1.8	(1.8)
Non discreet reset(2)	monthly	—	8.6	(8.6)
Non discreet reset(3)	daily/weekly	3.8	—	3.8
Fixed Rate(4)		10.3	11.5	(1.2)

Total		$86.8	$86.8	$—

(1)
Includes all derivatives that qualify as hedges under SFAS No. 133.

(2)
Consists of asset-backed commercial paper and auction rate securities, which are discount note type instruments that generally roll over monthly.

(3)
Includes restricted and non-restricted cash equivalents and other overnight type instruments including commercial paper program.

(4)
Includes receivables/payables, other assets (including retained interest), other liabilities and stockholders' equity (excluding Series B Preferred Stock).

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

  Managed Basis

        In addition to the GAAP basis, management analyzes interest rate risk on a Managed Basis, which consists of both on-balance sheet and off-balance sheet assets and liabilities and includes all derivatives that are economically hedging our debt whether they qualify as effective hedges under SFAS No. 133 or not. Accordingly, we are also presenting the asset and liability funding gap on a Managed basis in the table that follows the GAAP presentation.

Index	Frequency of Variable Resets	Assets	Funding(5)	Funding Gap
(Dollars in billions)
3 month commercial paper	daily	$74.6	16.4	$58.2
3 month Treasury bill	weekly	22.1	19.9	2.2
Prime	annual	.9	—	.9
Prime	quarterly	7.3	4.5	2.8
Prime	monthly	4.7	1.3	3.4
PLUS Index	annual	4.6	5.1	(.5)
3-month LIBOR	daily	—	55.7	(55.7)
3-month LIBOR	quarterly	1.5	8.5	(7.0)
1-month LIBOR	monthly	—	2.5	(2.5)
Non discreet reset(6)	monthly	—	8.9	(8.9)
Non discreet reset(7)	daily/weekly	8.2	—	8.2
Fixed Rate(8)		8.8	9.9	(1.1)

Total		$132.7	$132.7	$—

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

(8)
Includes receivables/payables, other assets, other liabilities and stockholders' equity (excluding Series B Preferred Stock).

        To the extent possible we generally fund our assets with debt (in combination with derivatives) that has the same underlying index (index type and index reset frequency). When it is more economical, we also fund our assets with debt that has a different index and/or reset frequency than the asset, but only in instances where we believe there is a high degree of correlation between the interest rate movement of the two indices. For example, we use daily reset 3-month LIBOR to fund a large portion of our daily reset 3-month commercial paper indexed assets. In addition, we use quarterly reset 3-month LIBOR to fund a portion of our quarterly reset Prime rate indexed Private Education Loans. We also use our monthly non discreet reset funding (see note 6 in the above table) to primarily fund Treasury bill and commercial paper indexed student loans. In using different index types and different index reset frequencies to fund our assets, we are exposed to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices that may reset at different frequencies will not move in the same direction or at the same magnitude. We believe that this risk is low as all of these indices are short-term with rate movements that are highly correlated over a long period of time. We use interest rate swaps and other derivatives to achieve our risk management objectives.

        When compared with the GAAP presentation the Managed Basis presentation includes all of our off-balance sheet assets and funding, and also includes basis swaps that primarily convert quarterly 3-month LIBOR to other indices that are more correlated to our asset indices.

Interest Rate Gap Analysis

        In the table below, the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at June 30, 2005 and is not necessarily reflective of positions that existed throughout the period.

	Interest Rate Sensitivity Period
	3 months or less	3 months to 6 months	6 months to 1 year	1 to 2 years	2 to 5 years	Over 5 years
Assets
Student loans	$71,470	$520	$249	$525	$64	$3
Other loans	102	47	77	13	20	703
Cash and investments, including restricted	4,045	61	151	196	1,137	471
Other assets	1,988	101	201	326	672	3,617

Total assets	77,605	729	678	1,060	1,893	4,794

Liabilities and Stockholders' Equity
Short-term borrowings	4,287	389	4	—	—	—
Long-term notes	53,433	225	25	2,005	7,317	12,012
Other liabilities	528	—	—	—	—	2,809
Minority interest in subsidiaries	—	—	—	—	—	73
Stockholders' equity	400	—	—	—	—	3,252

Total liabilities and stockholders' equity	58,648	614	29	2,005	7,317	18,146

Period gap before adjustments	18,957	115	649	(945)	(5,424)	(13,352)
Adjustments for Derivatives and Other Financial Instruments
Interest rate swaps	(17,122)	267	(722)	69	4,773	12,735

Total derivatives and other financial instruments	(17,122)	267	(722)	69	4,773	12,735

Period gap	$1,835	$382	$(73)	$(876)	$(651)	$(617)

Cumulative gap	$1,835	$2,217	$2,144	$1,268	$617	$—

Ratio of interest-sensitive assets to interest-sensitive liabilities	131.0%	102.3%	1,644.8%	36.6%	16.7%	9.7%

Ratio of cumulative gap to total assets	2.1%	2.6%	2.5%	1.5%	.7%	—%

Weighted Average Life

        The following table reflects the weighted average life for our Managed earning assets and liabilities at June 30, 2005.

	On-Balance Sheet	Off-Balance Sheet	Managed
(Averages in years)
Earning assets
Student loans	9.0	4.9	8.6
Other loans	8.1	—	8.1
Cash and investments	1.3	.1	.7

Total earning assets	8.4	4.5	8.0

Borrowings
Short-term borrowings	.5	—	.5
Long-term borrowings	7.4	4.9	6.4

Total borrowings	7.0	4.9	6.2

        Long-term debt issuances likely to be called have been categorized according to their call dates rather than their maturity dates. Long-term debt issuances which are putable by the investor are categorized according to their put dates rather than their maturity dates.

COMMON STOCK

        The following table summarizes our common share repurchases, issuances and equity forward activity for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
(Shares in millions)
Common shares repurchased:
Open market	—	.6	—	.6
Equity forwards	3.3	5.5	6.4	13.4
Benefit plans(1)	.3	.1	.6	.8

Total shares repurchased	3.6	6.2	7.0	14.8

Average purchase price per share	$48.55	$38.08	$49.46	$34.12

Common shares issued	1.8	2.3	3.5	6.1

Equity forward contracts:
Outstanding at beginning of period	46.6	39.8	42.8	43.5
New contracts	8.4	12.9	15.3	17.1
Exercises	(3.3)	(5.5)	(6.4)	(13.4)

Outstanding at end of period	51.7	47.2	51.7	47.2

Authority remaining at end of period to repurchase or enter into equity forwards(2)	20.5	20.7	20.5	20.7

(1)
Includes shares withheld from stock option exercises and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)
In October 2004, the Board authorized an additional 30 million shares for repurchase.

        As of June 30, 2005, the expiration dates and purchase prices for outstanding equity forward contracts were as follows:

Year of maturity	Outstanding contracts	Range of purchase prices	Average purchase price
(Shares in millions)
2006	2.2	$50.47	$50.47
2007	10.3	50.47	50.47
2008	7.9	50.47	50.47
2009	16.0	50.47	50.47
2010	15.3	47.09 - 49.58	48.56

	51.7		$49.91

        The closing price of the Company's common stock on June 30, 2005 was $50.80.

RECENT DEVELOPMENTS

Higher Education Act Reauthorization

        On July 22, 2005, the House Education and the Workforce Committee reported the HEA reauthorization bill, H.R. 609. The mark-up was based on the reauthorization bill introduced earlier this year by the chairman of the full committee, Rep. John Boehner (R-OH), and the chairman of the Subcommittee on 21st Century Competitiveness, Rep. Buck McKeon (R-CA). Some of the major provisions include:

  •
  requiring lenders to return to the federal government Floor Income for loans disbursed after July 1, 2006;

  •
  phasing out origination fees in the FFELP program and mandating the one percent guaranty fee; FDLP borrower fees would be phased down to a comparable one percent fee;

  •
  increasing loan limits for first-year and second-year students from $2,625 to $3,500 and from $3,500 to $4,500, respectively, while maintaining existing aggregate undergraduate borrowing limits;

  •
  increasing graduate unsubsidized annual borrowing limits from $10,000 to $12,000;

  •
  preserving the current variable interest rate formula on Stafford and Unsubsidized Stafford loans beyond July 1, 2006;

  •
  providing consolidation borrowers with a choice of interest rates between the current variable rate or a higher fixed rate. Borrowers would also be required to pay an origination fee of 0.5 percent to secure the fixed rate option;

  •
  repealing the single holder rule (under the existing rule, if a borrower has multiple student loans that are held by a single lender, a new lender cannot make a consolidation loan unless the single holder declines to offer the borrower a consolidation loan or unless the single holder declines to offer to the borrower a consolidation loan with income-sensitive repayment terms);

  •
  reducing lender default insurance from 98 percent to 96 percent on loans disbursed after July 1, 2006. The bill also provides that risk sharing under Exceptional Performer be reduced from 100 percent to 98 percent and that guarantor insurance be reduced from 95 percent to 93 percent;

  •
  reducing compensation for default collections through the direct student loan consolidation program;

  •
  requiring student loan lenders to report to all national credit bureaus; and

  •
  providing that no new loans will receive 9.5 percent SAP rate after enactment.

        Reauthorization is currently working on two tracks through the fall: one is the normal track of the HEA reauthorization bill, and the second is through budget legislation to reduce the deficit known as the reconciliation process. The congressional budget resolution, passed earlier this year, requires that the House Committee on Education and the Workforce and the Senate Committee on Health, Education, Labor and Pensions ("HELP") report legislation that achieves significant five-year savings in their jurisdiction ($12.6 billion from the House Committee and $13.6 billion from the Senate Committee).

        Under the congressional budget resolution, House and Senate committees including the Education committees must report legislation back to the budget committees by September 16th that meets the mandated savings targets. From there, Congress must pass the final spending measure for the HEA changes to take effect. Management believes that H.R. 609 would meet a substantial portion of the savings targets assigned to the House Education Committee.

        To date, no reauthorization proposals have been introduced in the Senate. In addition to the proposals in the House-reported bill, some of the options that the Senate might consider to achieve these reductions could include additional fees, reduction of yields, reconsolidation and other measures that could adversely affect the Company's results of operations. Some of these were proposed as part of the President's Fiscal 2006 Budget. If proposals such as these were adopted, the Company's financial condition and results of operations could be materially adversely affected and the refinancing risk in its Managed Consolidation Loan portfolio would increase significantly.

        There are also a number of proposed bills related to the federal student loan programs, such as the Student Aid Reward ("STAR") Act, which would provide schools additional funds for student aid if the schools use the FDLP. If enacted in their current form, these bills could have a materially adverse effect on the Company's results of operations. An amendment to the House HEA bill proposing the STAR Act was defeated during committee consideration of the HEA.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

        The effect of short-term movements in interest rates on our results of operations and financial position has been limited through our interest rate risk management. The following tables summarize the effect on earnings for the three and six months ended June 30, 2005 and 2004 and the effect on fair values at June 30, 2005 and December 31, 2004, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant.

	Three months ended June 30,
	2005				2004
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions, except per share amounts)
	$	%	$	%	$	%	$	%
Effect on Earnings
Increase/(decrease) in pre-tax net income before gains (losses) on derivative and hedging activities(1)	$6	1%	$10	2%	$10	3%	$40	10%
Unrealized gains (losses) on derivative and hedging activities	348	2,973	669	5,712	132	23	460	81

Increase in net income before taxes	$354	74%	$679	143%	$142	15%	$500	52%

Increase in diluted earnings per common share	$.50	75%	$.96	145%	$.197	15%	$.689	53%

	Six months ended June 30,
	2005				2004
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions, except per share amounts)
	$	%	$	%	$	%	$	%
Effect on Earnings
Increase/(decrease) in pre-tax net income before gains (losses) on derivative and hedging activities(1)	$13	2%	$29	4%	$8	1%	$67	10%
Unrealized gains (losses) on derivative and hedging activities	348	455	669	874	132	20	460	69

Increase in net income before taxes	$361	41%	$698	79%	$140	10%	$527	39%

Increase in diluted earnings per common share	$.51	45%	$1.01	87%	$.193	10%	$.722	38%

(1)
"Increase/ (decrease) in pre-tax net income before "gains (losses) on derivative and hedging activities" includes stress of Series B Preferred Stock.

	At June 30, 2005
		Interest Rates:
		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions)	Fair Value
		$	%	$	%
Effect on Fair Values
Assets
Student loans	$75,552	$(306)	—%	$(587)	(1)%
Other earning assets	7,070	(69)	(1)	(197)	(3)
Other assets	6,905	(642)	(9)	(987)	(14)

Total assets	$89,527	$(1,017)	(1)%	$(1,771)	(2)%

Liabilities
Interest bearing liabilities	$79,858	$(1,374)	(2)%	$(3,490)	(4)%
Other liabilities	3,337	446	13	1,858	56

Total liabilities	$83,195	$(928)	(1)%	$(1,632)	(2)%

	At December 31, 2004
		Interest Rates:
		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions)
	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Student loans	$67,431	$(315)	—%	$(636)	(1)%
Other earning assets	10,285	(120)	(1)	(333)	(3)
Other assets	7,878	(652)	(8)	(1,154)	(15)

Total assets	$85,594	$(1,087)	(1)%	$(2,123)	(2)%

Liabilities
Interest bearing liabilities	$78,295	$(1,202)	(2)%	$(3,356)	(4)%
Other liabilities	2,798	276	10	1,503	54

Total liabilities	$81,093	$(926)	(1)%	$(1,853)	(2)%

        A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate student loan portfolio with floating rate debt. However, as discussed under "NET INTEREST INCOME—Student Loans—On-Balance Sheet Floor Income," in the current low interest rate environment, we can have a fixed versus floating mismatch in funding if the student loan earns at the fixed borrower rate and the funding remains floating.

        During the three and six months ended June 30, 2005 and 2004, certain FFELP student loans were earning Floor Income and we locked in a portion of that Floor Income through the use of futures and Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

        In the above table, under the scenario where interest rates increase 100 and 300 basis points, the increase in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities for the three and six months ended June 30, 2005 and 2004 is primarily due to the impact of (i) our off-balance sheet hedged Consolidation Loan securitizations and the related Embedded Floor Income recognized as part of the gain on sale, which results in no change in the Embedded Floor Income as a result of the increase in rates but does result in a decrease in payments on the written Floor contracts and (ii) our unhedged on-balance sheet loans not currently having significant Floor Income due to the recent increase in interest rates, which results in these loans being more variable rate in nature.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our President and Chief Executive Officer and Executive Vice President, Finance, Accounting and Risk Management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2005. Based on this evaluation, our President and Chief Executive Officer and Executive Vice President, Accounting and Risk Management, concluded that, as of June 30, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President, Accounting and Risk Management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        On May 20, 2005, the Company settled a lawsuit originally filed by College Loan Corporation in September 2002. The lawsuit challenged the Company's practices in interpreting the single holder rule, which provides that borrowers who have a single lender under the FFELP must first seek a Consolidation Loan from that lender.

        The settlement agreement includes a $14 million payment by the Company, net of an insurance payment. The agreement does not constitute any admission of liability by the Company and does not require the Company to change its current practice related to the single holder rule, absent any legislative or regulatory change.

        The Company was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The plaintiffs sought to represent a nationwide class action on behalf of all borrowers who allegedly paid "undisclosed improper and excessive" late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of two million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 27, 2003, the Superior Court granted the Company's motion to dismiss the complaint in its entirety. On March 4, 2004, the District of Columbia Court of Appeals affirmed the Superior Court's decision granting our motion to dismiss the complaint, but granted plaintiffs leave to re-plead the first count, which alleged violations of the D.C. Consumer Protection Procedures Act. On September 15, 2004, the plaintiffs filed an amended class action complaint. On December 27, 2004, the Superior Court granted the Company's motion to dismiss the plaintiffs' amended compliant. Plaintiffs have appealed the Superior Court's December 27, 2004 dismissal order to the District of Columbia Court of Appeals. All appellate briefing has been completed. The Company believes that it will prevail on the merits of this case if it becomes necessary to further litigate this matter.

        We are also subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed or the accuracy of our reports to credit bureaus. In addition, the collections subsidiaries in our debt management operation group are named in individual plaintiff or class action lawsuits in which the plaintiffs allege that we have violated the Fair Debt Collection Practices Act or state law in the process of collecting their account. Management believes that these claims, lawsuits and other actions will not have a material adverse effect on its business, financial condition or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The following table summarizes the Company's common share repurchases during the second quarter of 2005 pursuant to the stock repurchase program first authorized in September 1997 by the Board of Directors. Since the inception of the program, which has no expiration date, the Board of Directors has authorized the purchase of up to 308 million shares as of June 30, 2005.

(Common shares in millions)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Period:
April 1 – April 30, 2005	2.8	$50.45	2.8	24.5
May 1 – May 31, 2005	.1	48.45	.1	21.2
June 1 – June 30, 2005	.7	40.82	.7	20.5

Total second quarter	3.6	$48.55	3.6

(1)
The total number of shares purchased includes: i) shares purchased under the stock repurchase program discussed above, and ii) shares purchased in connection with the exercise of stock options and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs (which combined totaled .3 million shares for the second quarter of 2005).

(2)
Reduced by outstanding equity forward contracts.

Item 3. Defaults Upon Senior Securities

        Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's annual meeting of shareholders held on May 19, 2005, the following proposals were approved by the margins indicated:

        1.     To elect 15 directors to serve on the Company's Board of Directors for one-year terms or until their successors are elected and qualified:

	Number of Shares
	Votes For	Votes Withheld
Charles L. Daley	372,131,544	6,048,636
William M. Diefenderfer, III	372,216,352	5,963,828
Thomas J. Fitzpatrick	372,174,964	6,005,216
Diane Suitt Gilleland	368,600,549	9,579,631
Earl A. Goode	372,130,113	6,050,067
Ann Torre Grant	372,204,955	5,975,225
Ronald F. Hunt	344,931,801	33,248,379
Benjamin J. Lambert, III	371,481,339	6,698,841
Albert L. Lord	368,451,289	9,728,891
Barry A. Munitz	371,653,012	6,527,168
A. Alexander Porter, Jr.	372,174,910	6,005,270
Wolfgang Schoellkopf	372,166,108	6,014,072
Steven L. Shapiro	371,684,861	6,495,319
Barry L. Williams	370,654,178	7,526,002

        2.     To approve the reallocation of shares from the Director, Stock Plan and Employee Stock Purchase Plan to the SLM Corporation Incentive Plan:

Number of Shares
Votes For	Votes Against	Abstain
306,320,961	21,100,173	5,639,505

        3.     To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for 2005:

Number of Shares
Votes For	Votes Against	Abstain
371,110,884	1,674,815	5,394,481

        In the Company's proxy statement for the 2005 Annual Shareholders' Meeting, the date for receipt of shareholder proposals for the 2006 Annual Shareholders' Meeting, was incorrectly stated as December 9, 2005. The correct date is December 12, 2005.

Item 5. Other Information

        Nothing to report.

Item 6. Exhibits

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

SLM CORPORATION (Registrant)
By:	/s/ C.E. ANDREWS C. E. Andrews Executive Vice President, Finance, Accounting and Risk Management (Principal Accounting Officer and Duly Authorized Officer)

Date: August 9, 2005

QuickLinks

SLM CORPORATION FORM 10-Q INDEX June 30, 2005
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SLM CORPORATION CONSOLIDATED BALANCE SHEETS (Dollars and shares in thousands, except per share amounts)
SLM CORPORATION CONSOLIDATED STATEMENTS OF INCOME (Dollars and shares in thousands, except per share amounts)
SLM CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except share and per share amounts) (Unaudited)
SLM CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except share and per share amounts) (Unaudited)
SLM CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
SLM CORPORTION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Information at June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 is unaudited) (Dollars and shares in thousands, except per share amounts, unless otherwise noted)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Three and six months ended June 30, 2005 and 2004 (Dollars in millions, except per share amounts, unless otherwise stated)
  FORWARD-LOOKING AND CAUTIONARY STATEMENTS
  OVERVIEW
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
SIGNATURES