Form 10-Q
period 2005-09-30
SLM CORP
filed 2005-11-08
CIK 1032033

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005 or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to to .

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2005
Common Stock, $.20 par value	417,313,366 shares

GLOSSARY

        Listed below are definitions of key terms that are used throughout this document.

Consolidation Loans—Under both the FFELP and FDLP, borrowers with eligible student loans may consolidate them into one note with one lender and convert the variable interest rates on the loans being consolidated into a fixed rate for the life of the loan. The new note is considered a Consolidation Loan. Typically a borrower can consolidate their student loans only once unless the borrower has another eligible loan to consolidate with the existing Consolidation Loan. FFELP Consolidation Loan borrowers can reconsolidate their FFELP Consolidation Loan into a FDLP Consolidation Loan. The borrower rate on a Consolidation Loan is fixed for the term of the loan and is set by the weighted-average interest rate of the loans being consolidated, rounded up to the nearest 1/8th of a percent, not to exceed 8.25 percent. In low interest rate environments, Consolidation Loans provide an attractive refinancing opportunity to certain borrowers because they allow borrowers to consolidate variable rate loans into a long-term fixed rate loan. Holders of Consolidation Loans are eligible to earn interest under the Special Allowance Payment ("SAP") formula (see definition below).

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

FDLP—The William D. Ford Federal Direct Student Loan Program.

FFELP—The Federal Family Education Loan Program, formerly the Guaranteed Student Loan Program.

FFELP Stafford and Other Student Loans—Education loans to students or parents of students that are guaranteed or reinsured under the FFELP. The loans are primarily Stafford loans and also PLUS and HEAL loans.

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

        The following example shows the mechanics of Floor Income for a typical fixed rate Consolidation Loan originated after July 1, 2004 (with a commercial paper-based SAP spread of 2.64 percent):

Fixed Borrower Rate:	5.375%
SAP Spread over Commercial Paper Rate:	(2.640)%

Floor Strike Rate(1)	2.735%

(1)
The interest rate at which the underlying index (Treasury bill or commercial paper) plus the fixed SAP spread equals the fixed borrower rate. Floor Income is earned anytime the interest rate of the underlying index declines below this rate.

Based on this example, if the quarterly average commercial paper rate is over 2.735 percent, the holder of the student loan will earn at a floating rate based on the SAP formula, which in this example is a fixed spread to commercial paper of 2.64 percent. On the other hand, if the quarterly average commercial paper rate is below 2.735 percent, the SAP formula will produce a rate below the fixed borrower rate of 5.375 percent and the loan holder earns at the borrower rate of 5.375 percent. The difference between the fixed borrower rate and the lender's expected yield based on the SAP formula is referred to as Floor Income. Our student loan assets are generally funded with floating rate debt, so when student loans are earning at the fixed borrower rate, decreases in interest rates may increase Floor Income.

Graphic Depiction of Floor Income:

Floor Income Contracts—We enter into contracts with counterparties under which, in exchange for an upfront fee representing the present value of the Floor Income that we expect to earn on a notional amount of underlying student loans being hedged, we will pay the counterparties the Floor Income earned on that notional amount over the life of the Floor Income Contract. Specifically, we agree to pay the counterparty the difference, if positive, between the fixed borrower rate less the SAP (see definition below) spread and the average of the applicable interest rate index on that notional amount, regardless of the actual balance of underlying student loans, over the life of the contract. The contracts generally do not extend over the life of the underlying student loans. This contract effectively locks in the amount of Floor Income we will earn over the period of the contract. Floor Income Contracts are not considered effective hedges under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and each quarter we must record the change in fair value of these contracts through income.

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

Privatization Act—The Student Loan Marketing Association Reorganization Act of 1996.

Residual Interest—When we securitize student loans, we retain the right to receive cash flows from the student loans sold to trusts we sponsor in excess of amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The Residual Interest (which may also include reserve and other cash accounts), is the present value of these future expected cash flows, which includes the present value of Embedded Fixed Rate Floor Income described above. We value the Residual Interest at the time of sale of the student loans to the trust and at the end of each subsequent quarter.

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

SLM CORPORATION
FORM 10-Q
INDEX
September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
FFELP Stafford and Other Student Loans	$22,353,605	$18,965,634
Consolidation Loans (net of allowance for losses of $5,627 and $7,778, respectively)	51,193,725	41,595,805
Private Education Loans (net of allowance for losses of $193,332 and $171,886, respectively)	8,078,650	5,419,611
Other loans (net of allowance for losses of $13,563 and $11,148, respectively)	1,094,464	1,047,745
Investments
Available-for-sale	1,971,297	3,274,123
Other	242,417	304,700

Total investments	2,213,714	3,578,823
Cash and cash equivalents	1,559,300	3,395,487
Restricted cash and investments	2,706,925	2,211,643
Retained Interest in off-balance sheet securitized loans	2,330,390	2,316,388
Goodwill and acquired intangible assets, net	1,063,916	1,066,142
Other assets	3,725,670	4,496,248

Total assets	$96,320,359	$84,093,526

Liabilities
Short-term borrowings	$4,652,334	$2,207,095
Long-term borrowings	84,499,739	75,914,573
Other liabilities	3,330,763	2,797,921

Total liabilities	92,482,836	80,919,589

Commitments and contingencies
Minority interest in subsidiaries	13,725	71,633
Stockholders' equity
Preferred stock, par value $.20 per share, 20,000 shares authorized; Series A: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share; Series B: 4,000 and 0 shares issued, respectively at stated value of $100 per share	565,000	165,000
Common stock, par value $.20 per share, 1,125,000 shares authorized: 488,525 and 483,266 shares issued, respectively	97,705	96,654
Additional paid-in capital	2,107,961	1,905,460
Accumulated other comprehensive income (net of tax of $219,567 and $237,285, respectively)	407,768	440,672
Retained earnings	3,195,034	2,521,740

Stockholders' equity before treasury stock	6,373,468	5,129,526
Common stock held in treasury at cost: 69,927 and 59,634 shares, respectively	2,549,670	2,027,222

Total stockholders' equity	3,823,798	3,102,304

Total liabilities and stockholders' equity	$96,320,359	$84,093,526

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
FFELP Stafford and Other Student Loans	$270,444	$188,624	$699,687	$550,122
Consolidation Loans	676,820	332,982	1,739,670	932,617
Private Education Loans	173,467	83,303	429,892	236,505
Other loans	21,614	18,212	61,813	54,714
Cash and investments	70,541	61,774	186,835	157,765

Total interest income	1,212,886	684,895	3,117,897	1,931,723
Interest expense:
Short-term debt	47,409	35,085	125,627	179,142
Long-term debt	780,713	336,867	1,930,958	785,316

Total interest expense	828,122	371,952	2,056,585	964,458

Net interest income	384,764	312,943	1,061,312	967,265
Less: provisions for losses	12,217	10,930	137,688	79,092

Net interest income after provisions for losses	372,547	302,013	923,624	888,173

Other income:
Gains on student loan securitizations	—	63,590	311,895	375,384
Servicing and securitization revenue	(16,194)	158,639	276,698	419,334
Losses on investments, net	(43,030)	(32,887)	(56,976)	(37,244)
Gains (losses) on derivative and hedging activities, net	316,469	73,000	176,278	342,404
Guarantor servicing fees	35,696	33,192	93,922	91,412
Debt management fees	92,727	73,631	261,068	223,672
Collections revenue	41,772	5,164	118,536	5,164
Other	74,174	91,134	206,187	222,561

Total other income	501,614	465,463	1,387,608	1,642,687
Operating expenses:
Salaries and benefits	162,897	113,386	461,165	353,138
Loss on GSE debt extinguishment and defeasance	—	102,990	—	102,990
Other	129,064	97,386	380,500	272,562

Total operating expenses	291,961	313,762	841,665	728,690

Income before income taxes and minority interest in net earnings of subsidiaries	582,200	453,714	1,469,567	1,802,170
Income taxes	149,821	97,136	512,860	539,201

Income before minority interest in net earnings of subsidiaries	432,379	356,578	956,707	1,262,969
Minority interest in net earnings of subsidiaries	1,029	—	5,458	—

Net income	431,350	356,578	951,249	1,262,969
Preferred stock dividends	7,288	2,875	14,071	8,625

Net income attributable to common stock	$424,062	$353,703	$937,178	$1,254,344

Basic earnings per common share	$1.02	$.81	$2.24	$2.85

Average common shares outstanding	417,235	435,764	419,205	439,430

Diluted earnings per common share	$.95	$.76	$2.10	$2.65

Average common and common equivalent shares outstanding	458,798	474,455	461,222	478,323

Dividends per common share	$.22	$.19	$.63	$.55

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock Shares				Preferred Stock	Common Stock	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total Stockholders' Equity
		Issued	Treasury	Outstanding
Balance at June 30, 2004	3,300,000	478,722,527	(39,760,083)	438,962,444	$165,000	$95,745	$1,747,284	$355,955	$1,683,563	$(1,126,881)	$2,920,666
Comprehensive income:
Net income									356,578		356,578
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								97,774			97,774
Change in unrealized gains (losses) on derivatives, net of tax								33,215			33,215

Comprehensive income											487,567
Dividends:
Common stock ($.19 per share)									(83,547)		(83,547)
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)
Issuance of common shares		1,746,074	4,950	1,751,024		349	51,908			205	52,462
Tax benefit related to employee stock option and purchase plans							5,937				5,937
Repurchase of common shares:
Equity forwards:
Exercise cost, cash			(4,740,000)	(4,740,000)						(193,195)	(193,195)
Exercise cost, net settlement			(6,661,561)	(6,661,561)						(289,512)	(289,512)
Gain on settlement			—	—						6,225	6,225
Benefit plans			(98,360)	(98,360)						(3,751)	(3,751)

Balance at September 30, 2004	3,300,000	480,468,601	(51,255,054)	429,213,547	$165,000	$96,094	$1,805,129	$486,944	$1,953,719	$(1,606,909)	$2,899,977

Balance at June 30, 2005	7,300,000	486,706,143	(66,531,905)	420,174,238	$565,000	$97,341	$2,035,676	$473,121	$2,862,730	$(2,382,130)	$3,651,738
Comprehensive income:
Net income									431,350		431,350
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(68,680)			(68,680)
Change in unrealized gains (losses) on derivatives, net of tax								3,327			3,327

Comprehensive income											365,997
Dividends:
Common stock ($.22 per share)									(91,758)		(91,758)
Preferred stock, series A ($.87 per share)									(2,886)		(2,886)
Preferred stock, series B ($1.12 per share)									(4,244)		(4,244)
Issuance of common shares		1,818,734	8,409	1,827,143		364	58,205			487	59,056
Preferred stock issuance costs and related amortization							68		(158)		(90)
Tax benefit related to employee stock option and purchase plans							14,012				14,012
Repurchase of common shares:
Equity forwards:
Exercise cost, cash			(2,936,023)	(2,936,023)						(148,181)	(148,181)
Gain on settlement			—	—						2,554	2,554
Benefit plans			(467,626)	(467,626)						(22,400)	(22,400)

Balance at September 30, 2005	7,300,000	488,524,877	(69,927,145)	418,597,732	$565,000	$97,705	$2,107,961	$407,768	$3,195,034	$(2,549,670)	$3,823,798

See accompanying notes to consolidated financial statements.

		Common Stock Shares						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock Shares				Preferred Stock	Common Stock	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total Stockholders' Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2003	3,300,000	472,642,996	(24,964,753)	447,678,243	$165,000	$94,529	$1,553,240	$425,621	$941,284	$(549,628)	$2,630,046
Comprehensive income:
Net income									1,262,969		1,262,969
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								25,781			25,781
Change in unrealized gains (losses) on derivatives, net of tax								35,900			35,900
Minority pension liability adjustment								(358)			(358)

Comprehensive income											1,324,292
Dividends:
Common stock ($.55 per share)									(241,909)		(241,909)
Preferred stock, series A ($2.61 per share)									(8,625)		(8,625)
Issuance of common shares		7,825,605	58,078	7,883,683		1,565	215,399			2,252	219,216
Tax benefit related to employee stock option and purchase plans							36,490				36,490
Repurchase of common shares:
Open market repurchases			(563,500)	(563,500)						(21,554)	(21,554)
Equity forwards:
Exercise cost, cash			(18,150,460)	(18,150,460)						(643,317)	(643,317)
Exercise cost, net settlement			(6,661,561)	(6,661,561)						(289,512)	(289,512)
Gain on settlement			—	—						(66,425)	(66,425)
Benefit plans			(972,858)	(972,858)						(38,725)	(38,725)

Balance at September 30, 2004	3,300,000	480,468,601	(51,255,054)	429,213,547	$165,000	$96,094	$1,805,129	$486,944	$1,953,719	$(1,606,909)	$2,899,977

Balance at December 31, 2004	3,300,000	483,266,408	(59,634,019)	423,632,389	$165,000	$96,654	$1,905,460	$440,672	$2,521,740	$(2,027,222)	$3,102,304
Comprehensive income:
Net income									951,249		951,249
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(37,936)			(37,936)
Change in unrealized gains (losses) on derivatives, net of tax								5,032			5,032

Comprehensive income											918,345
Dividends:
Common stock ($.63 per share)									(263,884)		(263,884)
Preferred stock, series A ($2.61 per share)									(8,636)		(8,636)
Preferred stock, series B ($1.12 per share)									(5,239)		(5,239)
Issuance of common shares		5,258,469	73,406	5,331,875		1,051	169,065			3,762	173,878
Issuance of preferred shares	4,000,000				400,000						400,000
Preferred stock issuance costs and related amortization							(2,894)		(196)		(3,090)
Tax benefit related to employee stock option and purchase plans							36,330				36,330
Repurchase of common shares:
Equity forwards:
Exercise cost, cash			(9,405,676)	(9,405,676)						(468,267)	(468,267)
Gain on settlement			—	—						(11,276)	(11,276)
Benefit plans			(960,856)	(960,856)						(46,667)	(46,667)

Balance at September 30, 2005	7,300,000	488,524,877	(69,927,145)	418,597,732	$565,000	$97,705	$2,107,961	$407,768	$3,195,034	$(2,549,670)	$3,823,798

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine months ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Operating activities
Net income	$951,249	$1,262,969
Adjustments to reconcile net income to net cash used in operating activities:
Gains on student loan securitizations	(311,895)	(375,384)
Losses on investments, net	56,976	37,244
Loss on GSE debt extinguishment and defeasance	—	102,990
Unrealized (gains)/losses on derivative and hedging activities, excluding equity forwards	(420,878)	(558,387)
Unrealized (gains)/losses on derivative and hedging activities — equity forwards	(64,519)	(335,271)
Provisions for losses	137,688	79,092
Minority interest, net	(6,714)	—
Mortgage loans originated	(1,335,468)	(1,072,098)
Proceeds from sales of mortgage loans	1,239,425	904,412
Increase in restricted cash	(279,814)	(669,030)
Increase in accrued interest receivable	(469,714)	(347,405)
Increase in accrued interest payable	82,764	69,093
Decrease in Retained Interest in off-balance sheet securitized loans, net	194,231	67,905
Decrease in other assets, goodwill and acquired intangible assets, net	153,860	216,268
Increase (decrease) in other liabilities	594,256	(252,873)

Total adjustments	(429,802)	(2,133,444)

Net cash provided by (used in) operating activities	521,447	(870,475)

Investing activities
Student loans acquired	(23,108,450)	(17,605,626)
Loans purchased from securitized trusts (primarily through loan consolidations)	(7,459,199)	(3,968,953)
Reduction of student loans:
Installment payments	4,909,516	3,844,999
Claims and resales	768,328	571,774
Proceeds from securitization of student loans treated as sales	9,045,932	12,475,726
Proceeds from sales of student loans	166,471	470,711
Other loans made	(346,473)	(391,058)
Other loans repaid	393,838	534,946
Purchases of available-for-sale securities	(50,629,556)	(192,762,310)
Proceeds from sales of available-for-sale securities	983,469	—
Proceeds from maturities of available-for-sale securities	50,764,290	193,993,403
Purchases of held-to-maturity and other securities	(713,852)	(216,814)
Proceeds from sales and maturities of held-to-maturity securities and other securities	685,132	233,683
Return of investment from Retained Interest	161,183	372,833
Purchase of subsidiaries, net of cash acquired	(178,844)	(148,436)

Net cash used in investing activities	(14,558,215)	(2,595,122)

Financing activities
Short-term borrowings issued	56,745,936	290,798,033
Short-term borrowings repaid	(56,834,645)	(296,886,713)
Long-term borrowings issued	8,286,865	12,051,790
Long-term borrowings repaid	(4,957,066)	(13,746,106)
Borrowings collateralized by loans in trust issued	9,808,399	17,648,875
Borrowings collateralized by loans in trust — activity	(627,003)	(1,382,643)
GSE debt extinguishment	—	(1,852,665)
Common stock issued	173,878	219,216
Common stock repurchased	(514,934)	(703,596)
Common stock dividends paid	(263,884)	(241,909)
Preferred stock issued	396,910	—
Preferred stock dividends accrued and paid	(13,875)	(8,625)

Net cash provided by financing activities	12,200,581	5,895,657

Net (decrease) increase in cash and cash equivalents	(1,836,187)	2,430,060
Cash and cash equivalents at beginning of period	3,395,487	1,847,585

Cash and cash equivalents at end of period	$1,559,300	$4,277,645

Cash disbursements made for:
Interest	$1,701,632	$787,628

Income taxes	$234,962	$546,843

See accompanying notes to consolidated financial statements.

SLM CORPORTION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at September 30, 2005 and for the three and nine months ended
September 30, 2005 and 2004 is unaudited)
(Dollars and shares in thousands, except per share amounts, unless otherwise noted)

1.  Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited, consolidated financial statements of SLM Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 2004 Annual Report on Form 10-K.

Reclassifications

        Certain reclassifications have been made to the balances as of and for the three and nine months ended September 30, 2004 to be consistent with classifications adopted for 2005.

Recently Issued Accounting Pronouncements

  Accounting Changes and Error Corrections

        In May 2005, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections," which is a replacement of Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. This statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on January 1, 2006. The Company expects that the adoption of SFAS No. 154 will not have a material impact on the Company's financial statements.

  Share-Based Payment

        On December 16, 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) for the fiscal year beginning after June 15, 2005. SFAS No. 123(R) allows for two transition alternatives for public companies: (a) modified-prospective transition or (b) modified-retrospective transition. Management is still evaluating both methods, but has tentatively decided to apply the modified-retrospective transition alternative for all periods presented and will recognize compensation cost in the amounts previously reported in the pro forma footnote disclosure under the provisions of SFAS No. 123. Had the Company adopted SFAS No. 123(R) for the first nine months of 2005, its diluted earnings per share would have been $.06 lower, and going forward, the adoption of SFAS No. 123(R) should have a similar effect on diluted earnings per share. The Company plans to adopt SFAS No. 123(R) on January 1, 2006.

  Effect of Contingently Convertible Debt on Diluted Earnings per Share

        In December 2004, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share," which addresses the timing of the inclusion of the dilutive effect of contingently convertible debt instruments ("Co-Cos") in diluted earnings per share ("diluted EPS"). Co-Cos are generally convertible into the common shares of the issuer after the common stock share price exceeds a predetermined threshold for a specified time period, generally referred to as the market price trigger. EITF No. 04-8 requires the shares underlying the Co-Cos be included in diluted EPS computations regardless of whether the market price trigger or the conversion price has been met, using the "if-converted" accounting method. EITF No. 04-8 was effective for reporting periods ending after December 15, 2004 with retroactive restatement to all required reporting periods. As a result, the diluted EPS amounts have been retroactively restated for all prior periods presented to give effect to the application of EITF No. 04-8 as it relates to the Company's $2 billion Co-Cos issued in May 2003. The effect of the adoption of EITF No. 04-8 was to decrease diluted EPS, by $.04 and $.04 per share for the three months ended September 30, 2005 and 2004, respectively, and by $.08 and $.15 per share for the nine months ended September 30, 2005 and 2004, respectively. See Note 5, "Common Stock," for a more detailed calculation of the negative impact of the Co-Cos on diluted EPS.

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

        The fair values for the options granted in the three and nine months ended September 30, 2005 and 2004 were estimated at the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Risk free interest rate	3.98%	2.97%	3.63%	2.58%
Expected volatility	22.13%	17.92%	21.66%	16.18%
Expected dividend rate	1.72%	1.71%	1.52%	1.68%
Expected life of the option	3 years	3 years	3 years	3 years

        The following table summarizes pro forma disclosures for the three and nine months ended September 30, 2005 and 2004, as if the Company had accounted for employee and Board of Directors stock options granted subsequent to December 31, 1994 under the fair market value method as set forth in SFAS No. 123. The option value is amortized over an assumed vesting period of between one and three years depending on option type or to the actual date of vesting, whichever comes first.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income attributable to common stock	$424,062	$353,703	$937,178	$1,254,344
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,081)	(9,381)	(29,670)	(32,460)

Pro forma net income attributable to common stock	$414,981	$344,322	$907,508	$1,221,884

Basic earnings per common share	$1.02	$.81	$2.24	$2.85

Pro forma basic earnings per common share	$.99	$.79	$2.16	$2.78

Diluted earnings per common share	$.95	$.76	$2.10	$2.65

Pro forma diluted earnings per common share	$.93	$.74	$2.04	$2.59

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

Third Quarter of 2005 Change in Recovery Methodology

        The Company continues to gain experience in analyzing its Private Education Loan portfolios and as a result, it has developed additional data to better estimate the amount of recoveries on defaulted loans. During the third quarter of 2005, the Company changed its methodology for estimating the amount of charged-off student loans that will ultimately be recovered, which resulted in a $49 million reduction in the Company's allowance in the third quarter of 2005 to recognize the effect of this change.

Second Quarter of 2005 Change in Accounting Estimate

        In the second quarter of 2005, the Company changed its estimate of the allowance for loan losses and the estimate of uncollectible accrued interest for its loan portfolio using a migration analysis of delinquent and current accounts. A migration analysis is a technique used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge-off.

        This is a widely used reserving methodology in the consumer finance industry. Previously, the Company calculated the allowance for Private Education Loan losses by estimating the probable losses in the portfolio based primarily on loan characteristics and where pools of loans were in their life with less emphasis on current delinquency status of the loan. Also, in the Company's prior methodology for calculating the allowance, some loss rates were based on proxies and extrapolations of FFELP loan loss data.

        The Company also used a migration analysis to revise its estimates surrounding its non-accrual policy for interest income. Under the new methodology, the Company estimates the amount of uncollectible accrued interest on Private Education Loans and writes it off against current period interest income. Under its prior methodology, Private Education Loans continued to accrue interest, including in periods of forbearance, until they were charged off, at which time, the loans were placed on non-accrual status and all accrued interest was reversed against income in the month of charge-off.

        This change in reserving methodology has been accounted for as a change in estimate in accordance with the FASB's APB Opinion No. 20, "Accounting Changes." The cumulative effect of this change to the second quarter of 2005 was to increase the value of the allowance by $40 million and to reduce student loan interest income for the estimate of uncollectible accrued interest receivable by $14 million. On the income statement, adjustments to the allowance are recorded through the provision for losses whereas adjustments to accrued interest are recorded in interest income.

        The following table summarizes changes in the allowance for student loan losses for both the Private Education Loan and federally insured student loan portfolios for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$233,518	$197,159	$179,664	$211,709
Additions:
Provisions for student loan losses	8,908	39,921	127,425	103,995
Recoveries	5,157	3,729	14,670	9,891
Deductions:
Reductions for student loan sales and securitizations	—	(4,056)	(5,886)	(35,887)
Charge-offs	(48,624)	(33,661)	(116,914)	(86,265)
Reduction in federal Risk Sharing allowance/provision for EP designation	—	(31,595)	—	(31,595)
Other	—	541	—	190

Balance at end of period	$198,959	$172,038	$198,959	$172,038

        In addition to the provisions for student loan losses, provisions for losses on other Company loans totaled $3 million for both the three months ended September 30, 2005 and 2004, respectively, and $10 million and $7 million for the nine months ended September 30, 2005 and 2004, respectively.

        The following table summarizes changes in the allowance for student loan losses for Private Education Loans for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)
	2005	2004	2005	2004
Allowance at beginning of period	$228	$155	$172	$166
Provision for Private Education Loan losses	56	40	135	100
Change in estimate	—	—	40	—
Change in recovery methodology	(49)	—	(49)	—

Total provision	7	40	126	100
Charge-offs	(47)	(32)	(113)	(81)
Recoveries	5	4	14	10

Net charge-offs	(42)	(28)	(99)	(71)

Balance before securitization of Private Education Loans	193	167	199	195
Reduction for securitization of Private Education Loans	—	—	(6)	(28)

Allowance at end of period	$193	$167	$193	$167

Net charge-offs as a percentage of average total loans (annualized)	5.35%	4.71%	4.37%	3.86%
Allowance as a percentage of the ending total loan balance	2.34%	3.38%	2.34%	3.38%
Allowance as a percentage of ending loans in repayment	6.00%	6.93%	6.00%	6.93%
Allowance coverage of net charge-offs (annualized)	1.15	1.51	1.46	1.74
Average total loans	$7,193	$4,401	$6,615	$4,640
Ending total loans	$8,272	$4,939	$8,272	$4,939
Average loans in repayment	$3,150	$2,352	$3,031	$2,480
Ending loans in repayment	$3,220	$2,408	$3,220	$2,408

Delinquencies

        The table below presents the Company's Private Education Loan delinquency trends as of September 30, 2005 and 2004. Delinquencies have the potential to adversely impact earnings through increased servicing and collection costs in the event the delinquent accounts charge off.

	September 30,
	2005		2004
(Dollars in millions)
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,042		$2,522
Loans in forbearance(2)	311		179
Loans in repayment and percentage of each status:
Loans current	2,873	89.2%	2,122	88.1%
Loans delinquent 31-60 days(3)	145	4.5	97	4.0
Loans delinquent 61-90 days	75	2.3	65	2.7
Loans delinquent greater than 90 days	127	4.0	124	5.2

Total Private Education Loans in repayment	3,220	100.0%	2,408	100.0%

Total Private Education Loans, gross	8,573		5,109
Private Education Loan unamortized discount	(301)		(170)

Total Private Education Loans	8,272		4,939
Private Education Loan allowance for losses	(193)		(167)

Private Education Loans, net	$8,079		$4,772

Percentage of Private Education Loans in repayment	37.6%		47.1%

Delinquencies as a percentage of Private Education Loans in repayment	10.8%		11.9%

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

3.  Goodwill and Acquired Intangible Assets

        Intangible assets include the following:

		As of September 30, 2005
(Dollars in millions)
	Average Amortization Period	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$234	$(68)	$166
Tax exempt bond funding(1)	10 years	67	(21)	46
Software and technology	7 years	80	(47)	33
Non-compete agreements	2 years	9	(8)	1

Total		390	(144)	246

Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	72	—	72

Total acquired intangible assets		$462	$(144)	$318

		As of December 31, 2004
(Dollars in millions)
	Average Amortization Period	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$239	$(48)	$191
Tax exempt bond funding(1)	10 years	64	(6)	58
Software and technology	7 years	80	(39)	41
Non-compete agreements	2 years	9	(7)	2

Total		392	(100)	292

Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	71	—	71

Total acquired intangible assets		$463	$(100)	$363

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

        The Company recorded amortization of $16 million and $8 million for the three months ended September 30, 2005 and 2004, respectively, and $44 million and $22 million for the nine months ended September 30, 2005 and 2004, respectively.

        A summary of changes in the Company's goodwill by reportable segment (see Note 9, "Segment Reporting") is as follows:

	December 31, 2004	Acquisitions/ Adjustments	September 30, 2005
(Dollars in millions)
Lending	$440	$(35)	$405
Debt Management Operations	206	78	284
Corporate and Other	57	—	57

Total	$703	$43	$746

        In the third quarter of 2005, the Company closed on the second step in a two step purchase of the secondary market and related businesses of Education Assistance Foundation ("EAF") and its affiliate, Student Loan Finance Association ("SLFA") and its subsidiaries, which were initially acquired on December 13, 2004. The initial purchase price for the second closing transaction was approximately $61 million, which resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of approximately $6 million.

        On August 31, 2005, the Company acquired 100 percent of GRP Financial Services ("GRP"), a debt management company that acquires and manages portfolios of sub-performing and non-performing mortgage loans, substantially all of which are secured by one-to-four family residential real estate, for an initial purchase price of approximately $137 million including cash consideration and certain acquisition costs.

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

4.  Student Loan Securitization

Securitization Activity

        The Company securitizes its student loan assets and for transactions qualifying as sales retains a Residual Interest and servicing rights (as the Company retains the servicing responsibilities), all of which are referred to as the Company's Retained Interest in off-balance sheet securitized loans. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The investors of the securitization trusts have no recourse to the Company's other assets should there be a failure of the student loans to pay when due.

        The following table summarizes the Company's securitization activity for the three and nine months ended September 30, 2005 and 2004. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three months ended September 30,
	2005				2004
	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %
FFELP Stafford and Other Student Loans	—	$—	$—	—%	2	$4,500	$64	1.4%
Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	—	—	—	—

Total securitizations—sales	—	—	$—	—%	2	4,500	$64	1.4%

Asset-backed commercial paper	—	—			—	—
Consolidation Loans(1)	3	7,276			1	2,210

Total securitizations—financings	3	7,276			1	2,210

Total securitizations	3	$7,276			3	$6,710

	Nine months ended September 30,
	2005				2004
	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %
FFELP Stafford and Other Student Loans	2	$3,530	$50	1.4%	4	$10,002	$134	1.3%
Consolidation Loans	2	4,011	31.8		—	—	—	—
Private Education Loans	1	1,505	231	15.3	2	2,535	241	9.5

Total securitizations—sales	5	9,046	$312	3.4%	6	12,537	$375	3.0%

Asset-backed commercial paper	—	—			1	4,186
Consolidation Loans(1)	4	9,502			5	13,224

Total securitizations—financings	4	9,502			6	17,410

Total securitizations	9	$18,548			12	$29,947

(1)
In certain Consolidation Loan securitization structures, the Company holds certain rights that can affect the remarketing of certain bonds such that these securitizations did not qualify as qualifying special purpose entities ("QSPEs"). Accordingly, they are accounted for on-balance sheet as variable interest entities ("VIEs").

        The increase in the gain as a percentage of the amount securitized for the 2005 Private Education Loan securitization versus the prior year's transaction is primarily impacted by higher earnings spreads on the mix of loans securitized, improved funding spreads, and a decrease in the Constant Prepayment Rate ("CPR") assumption used in the calculation of the gain on sale.

        The table below presents the key assumptions used in estimating the fair value of Residual Interests at the date of securitization resulting from the student loan securitization sale transactions completed during the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,
	2005			2004
	FFELP Stafford(1)	Consolidation(1)	Private Education(1)	FFELP Stafford		Consolidation(1)	Private Education(1)
Prepayment speed	—	—	—	**		—	—
Weighted-average life	—	—	—	4.1	yrs.	—	—
Expected credit losses (% of principal securitized)	—	—	—	.06%		—	—
Residual cash flows discounted at (weighted average)	—	—	—	12%		—	—
	Nine months ended September 30,
	2005						2004
	FFELP Stafford		Consolidation		Private Education		FFELP Stafford		Consolidation(1)	Private Education
Prepayment speed	*		6%		3%		**		—	6%
Weighted-average life	4.0	yrs.	7.9	yrs.	9.0	yrs.	4.2	yrs.	—	7.2	yrs.
Expected credit losses (% of principal securitized)	—		—%		4.38%		.12%		—	4.72%
Residual cash flows discounted at (weighted average)	12%		10.1%		12.4%		12%		—	12%

(1)
No securitizations in the period, or such securitizations did not qualify for sale treatment.

*
20 percent for 2005, 15 percent for 2006 and 6 percent thereafter.

**
As a result of updated assumptions, securitizations through August 2004 used a CPR of 20 percent for 2004, 15 percent for 2005 and 6 percent thereafter. Securitizations in September 2004 used a CPR of 20 percent for 2004 through 2005, 15 percent for 2006 and 6 percent thereafter.

Retained Interest

        The following table summarizes the fair value of the Company's Retained Interests along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales.

	As of September 30, 2005		As of December 31, 2004
	Retained Interest Fair Value	Underlying Securitized Loan Balance	Retained Interest Fair Value	Underlying Securitized Loan Balance
(Dollars in millions)
FFELP Stafford and Other Student Loans	$782	$20,435	$1,037	$27,444
Consolidation Loans(1)	597	10,677	585	7,393
Private Education Loans	951	7,529	694	6,309

Total(2)	$2,330	$38,641	$2,316	$41,146

(1)
Includes $265 million and $399 million related to the fair value of the Embedded Floor Income as of September 30, 2005 and December 31, 2004, respectively. The decrease in the fair value of the Embedded Floor Income is due to rising interest rates during the period.

(2)
Unrealized gains (pre-tax) included in accumulated other comprehensive income related to the Retained Interests totaled $429 million and $445 million as of September 30, 2005 and December 31, 2004, respectively.

        The Company recorded $195 million and $61 million of impairment related to the Retained Interests for the nine months ended September 30, 2005 and 2004, respectively. These impairment charges were primarily the result of continued record levels of consolidation activity as well as the Company increasing its expected future CPR assumptions used to value the Residual Interest. FFELP Stafford loans prepaid faster than projected due to the record amount of Consolidation Loan applications received in the second quarter of 2005 that were processed through the Company's securitizations in the third quarter of 2005. This surge in Consolidation Loan activity in 2005 was due to FFELP Stafford borrowers locking in lower interest rates by consolidating their loans prior to the July 1 interest rate reset for FFELP Stafford loans. The level and timing of Consolidation Loan activity is highly volatile, and in response the Company continues to revise its estimate of the effects of Consolidation Loan activity on the Company's Retained Interests. The Company updated its FFELP Stafford CPR assumptions in the third quarter of 2005 as follows:

Year	As of September 30, 2005	As of December 31, 2004
2005	30%	20%
2006	20%	15%
2007	15%	6%
Thereafter	10%	6%

        In 2004, the Company's Retained Interests were also impaired by the effect of higher market interest rates on the Embedded Floor Income. The impairments are recorded as a reduction in securitization revenue. The level and timing of Consolidation Loan activity remains highly volatile which may result in an additional impairment recorded in future periods if Consolidation Loan activity remains higher than projected.

        In addition to student loans in off-balance sheet trusts, the Company had $38.9 billion and $31.5 billion of securitized student loans outstanding (face amount) as of September 30, 2005 and December 31, 2004, respectively, in on-balance sheet securitization trusts.

5.  Common Stock

        The following table summarizes the Company's common share repurchases, issuances and equity forward activity for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
(Shares in millions)
Common shares repurchased:
Open market	—	—	—	.5
Equity forwards	2.9	11.4	9.4	24.8
Benefit plans(1)	.5	.1	1.0	1.0

Total shares repurchased	3.4	11.5	10.4	26.3

Average purchase price per share	$50.12	$38.91	$49.67	$36.21

Common shares issued	1.8	1.8	5.3	7.9

Equity forward contracts:
Outstanding at beginning of period	51.7	47.2	42.8	43.5
New contracts	1.4	12.3	16.8	29.4
Exercises	(2.9)	(11.4)	(9.4)	(24.8)

Outstanding at end of period	50.2	48.1	50.2	48.1

Authority remaining at end of period to repurchase or enter into equity forwards(2)	19.0	8.4	19.0	8.4

(1)
Includes shares withheld from stock option exercises and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)
In October 2004, the Board authorized an additional 30 million shares for repurchase.

        As of September 30, 2005, the expiration dates and purchase prices for outstanding equity forward contracts were as follows:

Year of maturity	Outstanding contracts	Range of purchase prices	Average purchase price
	(Shares in millions)
2007	9.5	$50.47	$50.47
2008	7.9	50.47	50.47
2009	16.0	50.47	50.47
2010	16.8	47.09 – 51.22	48.76

	50.2		$49.90

        The closing price of the Company's common stock on September 30, 2005 was $53.64.

Earnings per Share

        Basic earnings per common share ("basic EPS") is calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share ("diluted EPS") reflect the potential dilutive effect of (i) additional common shares that are issuable upon exercise of outstanding stock options, deferred compensation, restricted stock units, and the outstanding commitment to issue shares under the Employee Stock Purchase Plan ("ESPP"), determined by the treasury stock method, (ii) the assumed conversion of convertible debentures, determined by the "if-converted" method, and (iii) equity forwards, determined by the reverse treasury stock method. Equity forwards are dilutive to EPS when the Company's average stock price is lower than the equity forward's strike price.

        At September 30, 2005, the Company had $2 billion contingently convertible debentures ("Co-Cos") outstanding that are convertible, under certain conditions, into shares of SLM common stock at an initial conversion price of $65.98. The investors generally can only convert the debentures if the Company's common stock has appreciated for a prescribed period to 130 percent of the conversion price, which would amount to $85.77, or the Company calls the debentures. Per EITF No. 04-8, diluted EPS for all periods presented includes the potential dilutive effect of the Company's outstanding Co-Cos for the three and nine months ended September 30, 2005 and 2004. (See Note 1, "Significant Accounting Policies—Recently Issued Accounting Pronouncements.")

        A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator:
Net income attributable to common stock	$424,062	$353,703	$937,178	$1,254,344
Adjusted for debt expense of Co-Cos, net of taxes	11,971	5,622	30,887	14,280

Net income attributable to common stock, adjusted	$436,033	$359,325	$968,065	$1,268,624

Denominator:
Weighted-average shares used to compute basic EPS	417,235	435,764	419,205	439,430
Effect of dilutive securities:
Dilutive effect of stock options, deferred compensation, restricted stock units, ESPP, and equity forwards	11,251	8,379	11,705	8,581
Dilutive effect of Co-Cos	30,312	30,312	30,312	30,312

Dilutive potential common shares	41,563	38,691	42,017	38,893

Weighted-average shares used to compute diluted EPS	458,798	474,455	461,222	478,323

Net earnings per share:
Basic EPS	$1.02	$.81	$2.24	$2.85
Dilutive effect of stock options, deferred compensation, restricted stock units, ESPP, and equity forwards	(.03)	(.01)	(.06)	(.05)
Dilutive effect of Co-Cos	(.04)	(.04)	(.08)	(.15)

Diluted EPS	$.95	$.76	$2.10	$2.65

(1)
For the three months ended September 30, 2005 and 2004, securities of approximately 50 million shares and 4 million shares, respectively, and for the nine months ended September 30, 2005 and 2004, securities of approximately 19 million shares and 4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

6.  Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

        The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at September 30, 2005 and December 31, 2004 and their impact on other comprehensive income and earnings for the three and nine months ended September 30, 2005 and 2004. At September 30, 2005 and December 31, 2004, $572 million and $524 million (fair value), respectively, of available-for-sale investment securities and $135 million and $222 million, respectively, of cash were pledged as collateral against these derivative instruments.

	Cash Flow		Fair Value		Trading		Total
Fair Values (Dollars in millions)	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004
Interest rate swaps	$—	$25	$(263)	$(176)	$(40)	$(84)	$(303)	$(235)
Floor/Cap contracts	—	—	—	—	(472)	(625)	(472)	(625)
Futures	—	—	—	—	(1)	(2)	(1)	(2)
Equity forwards	—	—	—	—	232	139	232	139
Cross currency interest rate swaps	—	—	313	1,839	—	—	313	1,839

Total	$—	$25	$50	$1,663	$(281)	$(572)	$(231)	$1,116

Notional Values (Dollars in billions)
Interest rate swaps	$2.2	$5.8	$14.5	$13.4	$128.9	$85.9	$145.6	$105.1
Floor/Cap contracts	—	—	—	—	43.2	41.7	43.2	41.7
Futures	.2	1.0	—	—	.6	6.5	.8	7.5
Cross currency interest rate swaps	—	—	16.2	13.7	—	—	16.2	13.7
Other(1)	—	—	—	—	2.0	2.0	2.0	2.0

Total	$2.4	$6.8	$30.7	$27.1	$174.7	$136.1	$207.8	$170.0

Contracts (Shares in millions)
Equity forwards	—	—	—	—	50.2	42.8	50.2	42.8

(1)
"Other" consists of an embedded derivative bifurcated from the convertible debenture issuance that relates primarily to certain contingent interest and conversion features of the debt. The embedded derivative has had a de minimis fair value since inception.

	Three months ended September 30,
	Cash Flow		Fair Value				Trading		Total
(Dollars in millions)
	2005	2004	2005		2004		2005	2004	2005	2004
Changes to accumulated other comprehensive income, net of tax
Hedge ineffectiveness reclassified to earnings	$—	$5	$—		$—		$—	$—	$—	$5
Change in fair value to cash flow hedges	(2)	17	—		—		—	—	(2)	17
Amortization of effective hedges and transition adjustment(1)	5	11	—		—		—	—	5	11

Change in accumulated other comprehensive income, net	$3	$33	$—		$—		$—	$—	$3	$33

Earnings Summary
Amortization of closed futures contracts' gains/losses in interest expense(2)	$(9)	$(15)	$—		$—		$—	$—	$(9)	$(15)
Recognition of futures losses related to tendered debt	—	(8)	—		—		—	—	—	(8)
Gains (losses) on derivative and hedging activities—Realized(3)	—	—	—		—		(93)	(154)	(93)	(154)
Gains (losses) on derivative and hedging activities—Unrealized	—	—	8	(4)	(1	)(4)	401	228	409	227

Total earnings impact	$(9)	$(23)	$8		$(1)		$308	$74	$307	$50

	Nine months ended September 30,
	Cash Flow		Fair Value				Trading		Total
(Dollars in millions)
	2005	2004	2005		2004		2005	2004	2005	2004
Changes to accumulated other comprehensive income, net of tax
Hedge ineffectiveness reclassified to earnings	$—	$8	$—		$—		$—	$—	$—	$8
Change in fair value to cash flow hedges	(15)	10	—		—		—	—	(15)	10
Amortization of effective hedges and transition adjustment(1)	20	18	—		—		—	—	20	18

Change in accumulated other comprehensive income, net	$5	$36	$—		$—		$—	$—	$5	$36

Earnings Summary
Amortization of closed futures contracts' gains/losses in interest expense(2)	$(32)	$(26)	$—		$—		$—	$—	$(32)	$(26)
Recognition of futures losses related to tendered debt	—	(8)	—		—		—	—	—	(8)
Losses on derivative and hedging activities—Realized(3)	—	(4)	—		—		(309)	(547)	(309)	(551)
Gains (losses) on derivative and hedging activities—Unrealized	—	—	(4	)(4)	(4	)(4)	489	897	485	893

Total earnings impact	$(32)	$(38)	$(4)		$(4)		$180	$350	$144	$308

(1)
The Company expects to amortize $16 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging the forecasted issuance of debt instruments that are outstanding as of September 30, 2005.

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

Components of Net Periodic Pension Cost

        Net periodic pension cost included the following components:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Service cost—benefits earned during the period	$2,474	$2,287	$7,420	$8,574
Interest cost on project benefit obligations	2,805	2,797	8,417	8,426
Expected return on plan assets	(4,109)	(3,994)	(12,326)	(11,679)
Net amortization and deferral	(30)	(309)	(89)	(1,067)

Net periodic pension cost	1,140	781	3,422	4,254
Curtailment gain	—	(4,506)	—	(4,506)

Total net periodic pension cost (benefit)	$1,140	$(3,725)	$3,422	$(252)

Employer Contributions

        The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it did not expect to contribute to its qualified pension plan (the "Qualified Plan") in 2005. As of September 30, 2005, the Company had made no contributions to its Qualified Plan.

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

        The management reporting process measures the performance of the Company's operating segments based on the management structure of the Company as well as the methodology used by management to evaluate performance and allocate resources. Management, including the Company's chief operating decision maker, evaluates the performance of the Company's operating segments based on their profitability. As discussed further below, management measures the profitability of the Company's operating segments based on "core earnings." Accordingly, information regarding the Company's reportable segments is provided based on "core earnings." The Company's "core earnings"

are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. "Core earnings" reflect only current period adjustments to GAAP as described below. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company's operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. Intersegment revenues and expenses are netted within the appropriate financial statement line items consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.

        The Company's principal operations are located in the United States, and its results of operations and long-lived assets in geographic regions outside of the United States are not significant. In the Lending segment, no individual customer accounted for more than ten percent of its total revenue during the three months and nine months ended September 30, 2005 and 2004. United Student Aid Funds, Inc. ("USA Funds") is the Company's largest customer in both the DMO and Corporate and Other segments. During the three months ending September 30, 2005 and 2004, it accounted for 42 percent and 45 percent, respectively, of the aggregate revenues generated by the Company's DMO and Corporate and Other segments. During the nine months ending September 30, 2005 and 2004, USA Funds accounted for 38 percent and 47 percent, respectively, of the aggregate revenues generated by the Company's DMO and Corporate and Other segments. No other customers accounted for more than ten percent of total revenues in those segments for the years mentioned.

Lending

        In the Company's Lending business segment, the Company originates and acquires both federally guaranteed student loans, which are administered by ED, and Private Education Loans, which are not federally guaranteed. Private Education Loans are primarily used by borrowers to supplement FFELP loans to meet the rising cost of education. The Company manages student loans for over 8 million borrowers totaling $120.6 billion at September 30, 2005, of which $105.2 billion or 87 percent are federally insured. In addition to education lending, the Company also originates mortgage and consumer loans with the intent of selling the majority of such loans. During the three and nine months ended September 30, 2005, the Company originated $602 million and $1.5 billion, respectively, in mortgage and consumer loans and its mortgage and consumer loan portfolio totaled $603 million at September 30, 2005, of which $259 million pertained to mortgages in the held for sale portfolio.

DMO

        The Company provides a wide range of accounts receivable and collections services through six operating units that comprise its DMO operating segment. These services include defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, student loan default aversion services, and accounts receivable management and investment in purchased portfolios of receivables that have been charged off by their original creditors. The

Company's DMO operating segment primarily serves the student loan marketplace through a broad array of default management services on a contingency fee or other pay for performance basis to ten FFELP guarantors and for campus based programs.

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

Financial Highlights

        The tables below include the condensed operating results for each of the Company's reportable segments. Management, including the "chief operating decision maker," evaluates the Company on certain non-GAAP performance measures that the Company refers to as "core earnings" for each business segment. While "core earnings" are not a substitute for reported results under GAAP, the Company relies on "core earnings" in operating each business segment because it believes these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.

        "Core earnings" are the primary financial performance measures used by management to develop the Company's financial plans, track results, and establish corporate performance targets and incentive compensation. Management believes this information provides additional insight into the financial performance of the core business activities of its operating segments. Accordingly, the tables presented below reflect "core earnings" operating measures reviewed and utilized by management to manage the business. Reconciliation of the segment totals to the Company's consolidated operating results in accordance with GAAP are also included in the tables below.

Segment Results and Reconciliations to GAAP

	Three months ended September 30, 2005
(Dollars in millions)	Lending	DMO	Corporate and Other	Segment Totals	Adjustments	Total GAAP
Interest income:
FFELP Stafford and Other Student Loans	$586	$—	$—	$586	$(316)	$270
Consolidation Loans	833	—	—	833	(156)	677
Private Education Loans	312	—	—	312	(138)	174
Other loans	22	—	—	22	—	22
Cash and investments	113	—	—	113	(43)	70

Total interest income	1,866	—	—	1,866	(653)	1,213
Total interest expense	1,306	—	—	1,306	(477)	829

Net interest income	560	—	—	560	(176)	384
Less: provisions for losses	—	—	—	—	12	12

Net interest income after provisions for losses	560	—	—	560	(188)	372
Fee income	—	93	36	129	—	129
Collections revenue	—	42	—	42	—	42
Other income	—	—	36	36	295	331
Operating expenses	117	72	82	271	21	292
Income tax expense (benefit)(1)	164	23	(4)	183	(33)	150
Minority interest in net earnings of subsidiaries	—	1	—	1	—	1

Net income (loss)	$279	$39	$(6)	$312	$119	$431

(1)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three months ended September 30, 2004
	Lending	DMO	Corporate and Other	Segment Totals	Adjustments	Total GAAP
Interest income:
FFELP Stafford and Other Student Loans	$458	$—	$—	$458	$(269)	$189
Consolidation Loans	368	—	—	368	(35)	333
Private Education Loans	165	—	—	165	(82)	83
Other loans	18	—	—	18	—	18
Cash and investments	73	—	—	73	(11)	62

Total interest income	1,082	—	—	1,082	(397)	685
Total interest expense	616	—	—	616	(244)	372

Net interest income	$466	$—	$—	$466	$(153)	$313
Less: provisions for losses	(7)	—	—	(7)	18	11

Net interest income after provisions for losses	473	—	—	473	(171)	302
Fee income	—	74	33	107	—	107
Collections revenue	—	5	—	5	—	5
Other income	17	—	46	63	291	354
Loss on GSE debt extinguishment and defeasance	103	—	—	103	—	103
Operating expenses	98	35	70	203	8	211
Income tax expense (benefit)(1)	104	16	3	123	(26)	97

Net income	$185	$28	$6	$219	$138	$357

(1)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine months ended September 30, 2005
	Lending	DMO	Corporate and Other	Segment Totals	Adjustments	Total GAAP
Interest income:
FFELP Stafford and Other Student Loans	$1,678	$—	$—	$1,678	$(978)	$700
Consolidation Loans	2,080	—	—	2,080	(341)	1,739
Private Education Loans	787	—	—	787	(357)	430
Other loans	62	—	—	62	—	62
Cash and investments	271	—	—	271	(84)	187

Total interest income	4,878	—	—	4,878	(1,760)	3,118
Total interest expense	3,309	—	—	3,309	(1,252)	2,057

Net interest income	1,569	—	—	1,569	(508)	1,061
Less: provisions for loan losses	69	—	—	69	69	138

Net interest income after provisions for losses	1,500	—	—	1,500	(577)	923
Fee income	—	261	94	355	—	355
Collections revenue	—	119	—	119	—	119
Other income	72	—	97	169	745	914
Operating expenses	357	201	233	791	51	842
Income tax expense (benefit)(1)	449	67	(16)	500	13	513
Minority interest in net earnings of subsidiaries	2	3	—	5	—	5

Net income (loss)	$764	$109	$(26)	$847	$104	$951

(1)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine months ended September 30, 2004
	Lending	DMO	Corporate and Other	Segment Totals	Adjustments	Total GAAP
Interest income:
FFELP Stafford and Other Student Loans	$1,239	$—	$—	$1,239	$(689)	$550
Consolidation Loans	984	—	—	984	(51)	933
Private Education Loans	426	—	—	426	(190)	236
Other loans	55	—	—	55	—	55
Cash and investments	176	—	—	176	(18)	158

Total interest income	2,880	—	—	2,880	(948)	1,932
Total interest expense	1,536	—	—	1,536	(571)	965

Net interest income	1,344	—	—	1,344	(377)	967
Less: provisions for loan losses	78	—	—	78	1	79

Net interest income after provisions for losses	1,266	—	—	1,266	(378)	888
Fee income	—	224	91	315	—	315
Collections revenue	—	5	—	5	—	5
Other income	94	—	100	194	1,129	1,323
Loss on GSE debt extinguishment and defeasance	103	—	—	103	—	103
Operating expenses	298	99	207	604	22	626
Income tax expense (benefit)(1)	345	47	(6)	386	153	539

Net income (loss)	$614	$83	$(10)	$687	$576	$1,263

(1)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

        The adjustments required to reconcile from the Company's segment totals to its GAAP results of operations relate to differing treatments for securitization transactions, derivatives, Floor Income related to the Company's student loans, and certain other items that management does not consider in evaluating the Company's operating results. The following table reflects aggregate adjustments associated with these areas for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Segment reporting adjustments to GAAP:
Net impact of securitization accounting(1)	$(253)	$(74)	$(178)	$(19)
Net impact of derivative accounting(2)	409	230	488	891
Net impact of Floor Income(3)	(54)	(36)	(148)	(122)
Amortization of acquired intangibles(4)	(16)	(8)	(45)	(21)
Net tax effect(5)	33	26	(13)	(153)

Total segment reporting adjustments to GAAP	$119	$138	$104	$576

(1)
Securitization: Under GAAP, certain securitization transactions in the Company's Lending segment are accounted for as sales of assets. Under the "core earnings" for the Lending segment, the Company presents all securitization transactions on a Managed Basis as long-term non-recourse financings. The upfront "gains" on sale from securitization transactions as well as ongoing "servicing and securitization revenue" presented in accordance with GAAP are excluded from the "core earnings" and replaced by the interest income, provision for loan losses, and interest expense as they are earned or incurred on the securitization loans. The Company also excludes transactions with its off-balance sheet trusts which would be considered intercompany on a Managed Basis.

(2)
Derivative accounting: "Core earnings" exclude periodic unrealized gains and losses arising primarily in the Company's Lending business segment, and to a lesser degree in the Company's Corporate and Other business segment, that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 on derivatives that do not qualify for "hedge treatment" under GAAP. Under "core earnings," the Company recognizes the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item's life. The Company also excludes the gain or loss on equity forward contracts that are required to be accounted for in accordance with SFAS No. 133 as derivatives and are marked-to-market through earnings.

(3)
Floor Income: The timing and amount (if any) of Floor Income earned in the Company's Lending segment is uncertain and in excess of expected spreads and, therefore, the Company excludes such income from its "core earnings" measures when it is not economically hedged. The Company employs derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above in "Derivative Accounting," these derivatives do not qualify as effective accounting hedges and therefore under GAAP are marked-to-market through the "gains (losses) on derivative and hedging activities, net" line on the income statement with no offsetting gain or loss recorded for the economically hedged items. For "core earnings" under the Lending segment, the Company reverses the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and include the amortization of net premiums received (net of Eurodollar futures contracts' realized gains or losses) in income.

(4)
Other items: The Company excludes amortization of acquired intangibles.

(5)
Such tax effect is based upon the Company's "core earnings" effective tax rate for the year. The net tax effect results primarily from the exclusion of the permanent income tax impact of the equity forward contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and nine months ended September 30, 2005 and 2004
(Dollars in millions, except per share amounts, unless otherwise stated)

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

OVERVIEW

        We are the largest source of funding, delivery and servicing support for education loans in the United States. Our primary business is to originate, acquire and hold both federally guaranteed student loans and Private Education Loans, which are not federally guaranteed. The primary source of our earnings is from net interest income earned on those student loans as well as gains on the sales of them in securitization transactions. We also earn fees for pre-default and post-default receivables management services on student loans, such that we are engaged in every phase of the student loan life cycle—from originating and servicing student loans to default prevention and ultimately the collection on defaulted student loans. We also provide a wide range of other financial services, processing capabilities and information technology to meet the needs of educational institutions, lenders, students and their families, and guarantee agencies. SLM Corporation, more commonly known as Sallie Mae, is a holding company that operates through a number of subsidiaries and references in this report to the "Company" refer to SLM Corporation and its subsidiaries.

        We have used both internal growth and strategic acquisitions to attain our leadership position in the education finance marketplace. Our sales force, which delivers our products on campuses across the country, is the largest in the student loan industry. The core of our marketing strategy is to promote our on-campus brands, which generate student loan originations through our Preferred Channel. Loans generated through our Preferred Channel are more profitable than loans acquired through other acquisition channels because we own them earlier in the student loan's life and generally incur lower costs to acquire such loans. We have built brand leadership among the Sallie Mae name, the brands of our subsidiaries and those of our lender partners. These sales and marketing efforts are supported by the largest and most diversified servicing capabilities in the industry, providing an unmatched array of servicing capability to financial aid offices.

        In recent years we have diversified our business through the acquisition of several companies that provide default management and loan collections services, all of which are combined in our Debt Management Operations ("DMO") business segment. Initially these acquisitions were concentrated in the student loan industry, but through our acquisitions of Arrow Financial Services ("AFS") in September 2004 and GRP Financial Services ("GRP") in August 2005, we expanded our capabilities to include a full range of accounts receivable management services to a number of different industries. The DMO business segment has been expanding rapidly such that revenue grew 71 percent and 66 percent in the three and the nine months ended September 30, 2005, respectively, compared to the same periods in 2004, and we now employ over 3,000 people in this segment.

        In December 2004, we completed the Wind-Down of the GSE through the defeasance of all remaining GSE debt obligations and dissolution of the GSE's federal charter. The liquidity provided to the Company by the GSE has been replaced primarily by securitizations. In addition to securitizations, we have also increased and diversified our investor base over the last three years to enable us to access a number of additional sources of liquidity including an asset-backed commercial paper program, unsecured revolving credit facilities, and other unsecured corporate debt and equity security issuances.

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

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
	2005	2004	$	%	2005	2004	$	%
Net interest income	$384	$313	$71	23%	$1,061	$967	$94	10%
Less: provisions for losses	12	11	1	9	138	79	59	75

Net interest income after provisions for losses	372	302	70	23	923	888	35	4
Gains on student loan securitizations	—	64	(64)	(100)	312	375	(63)	(17)
Servicing and securitization revenue	(16)	159	(175)	(110)	277	419	(142)	(34)
Losses on securities, net	(43)	(33)	(10)	(30)	(57)	(37)	(20)	(54)
Gains (losses) on derivative and hedging activities, net	316	73	243	333	176	342	(166)	(49)
Guarantor servicing fees	36	33	3	9	94	92	2	2
Debt management fees	93	74	19	26	261	224	37	17
Collections revenue	42	5	37	740	119	5	114	2280
Other income	74	91	(17)	(19)	206	223	(17)	(8)
Operating expenses	292	211	81	38	842	626	216	35
Loss on GSE debt extinguishment	—	103	(103)	(100)	—	103	(103)	(100)
Income taxes	150	97	53	55	513	539	(26)	(5)
Minority interest in net earnings of subsidiaries	1	—	1	100	5	—	5	100

Net income	431	357	74	21	951	1,263	(312)	(25)
Preferred stock dividends	7	3	4	133	14	9	5	56

Net income attributable to common stock	$424	$354	$70	20%	$937	$1,254	$(317)	(25)%

Basic earnings per common share	$1.02	$.81	$.21	26%	$2.24	$2.85	$(.61)	(21)%

Diluted earnings per common share	$.95	$.76	$.19	25%	$2.10	$2.65	$(.55)	(21)%

Dividends per common share	$.22	$.19	$.03	16%	$.63	$.55	$.08	15%

Condensed Balance Sheets

			Increase (decrease)
	September 30, 2005	December 31, 2004
			$	%
Assets
FFELP Stafford and Other Student Loans	$22,354	$18,965	$3,389	18%
Consolidation Loans, net	51,193	41,596	9,597	23
Private Education Loans, net	8,079	5,420	2,659	49
Other loans, net	1,094	1,048	46	4
Cash and investments	3,773	6,974	(3,201)	(46)
Restricted cash and investments	2,707	2,212	495	22
Retained Interest in off-balance sheet securitized loans	2,330	2,316	14	1
Goodwill and acquired intangible assets, net	1,064	1,066	(2)	—
Other assets	3,726	4,497	(771)	(17)

Total assets	$96,320	$84,094	$12,226	15%

Liabilities and Stockholders' Equity
Short-term borrowings	$4,652	$2,207	$2,445	111%
Long-term borrowings	84,500	75,915	8,585	11
Other liabilities	3,331	2,798	533	19

Total liabilities	92,483	80,920	11,563	14

Minority interest in subsidiaries	14	72	(58)	(81)
Stockholders' equity before treasury stock	6,373	5,129	1,244	24
Common stock held in treasury at cost	2,550	2,027	523	26

Total stockholders' equity	3,823	3,102	721	23

Total liabilities and stockholders' equity	$96,320	$84,094	$12,226	15%

RESULTS OF OPERATIONS

CONSOLIDATED EARNINGS SUMMARY

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

        For the three months ended September 30, 2005, net income of $431 million ($.95 diluted earnings per share) was a 21 percent increase over net income of $357 million for the three months ended September 30, 2004. On a pre-tax basis, third quarter of 2005 income of $582 million was a 28 percent increase over $454 million earned in the third quarter of 2004. The smaller percentage increase in year-over-year, after-tax net income versus pre-tax net income is due to the increase in the effective tax rate from 21 percent in the third quarter of 2004 to 26 percent in the third quarter of 2005. Fluctuations in the effective tax rate are driven by the permanent impact of the exclusion of the unrealized gains and losses on equity forward contracts for tax purposes. In the third quarter of 2005 an unrealized gain of $163 million on our outstanding equity forward contracts was excluded from taxable income versus an unrealized gain of $198 million in the third quarter of 2004.

        The increase in pre-tax income in the third quarter of 2005 versus the third quarter of 2004 is due to a number of factors, the largest of which is a $243 million increase in the gain on derivative and hedging activities. Quarter-to-quarter income statement fluctuations in derivative and hedging activities are primarily driven by the effect of changes in interest rates on open derivative positions that do not qualify for hedge accounting treatment. The year-over-year increase in the gain on derivatives was primarily caused by higher forward interest rates reducing the mark-to-market value of our outstanding Floor Income Contracts at September 30, 2005, resulting in an unrealized gain of $257 million versus an unrealized loss of $58 million in the same period of 2004. Our Floor Income Contracts are liabilities so decreases in the value results in unrealized gains.

        Third quarter income also benefited from the higher average balance of student loans on-balance sheet that increased net interest income by $148 million, partially offset by lower earning spreads on our student loans. The quarter also benefited from a change in methodology for estimating the amount of charged-off student loans that will ultimately be recovered, which resulted in a $49 million reduction in our provisions for loan losses.

        In the third quarter of 2005, we incurred impairment losses on our Retained Interest in off-balance sheet securitized loans of $171 million versus $12 million in the year-ago quarter. The third quarter Retained Interest impairments were primarily the result of FFELP Stafford loans prepaying faster than projected due to the record amount of Consolidation Loan applications that were processed in the third quarter of 2005. There were no off-balance sheet securitization transactions in the third quarter of 2005 and therefore, there were no securitization gains versus gains of $64 million in the third quarter of 2004.

        Net income for the three months ended September 30, 2004 was negatively impacted by a $103 million pre-tax loss related to the repurchase and defeasance of $3.0 billion of GSE debt in connection with the GSE Wind-Down in fiscal year 2004, of which $1.7 billion was repurchased in the third quarter of 2004.

        The year-over-year increase in fee income and collections revenue of $56 million is primarily due to collections revenue from AFS, acquired in September 2004. Positive impacts to pre-tax income were offset by the year-over-year increase in operating expenses of $81 million, primarily attributable to the expenses associated with three subsidiaries acquired in September 2004 and the fourth quarter of 2004: AFS, Southwest Student Services Corporation ("Southwest") and Student Loan Finance Association ("SLFA").

        During the third quarter of 2005, we acquired $8.4 billion in student loans, including $2.3 billion in Private Education Loans. In the third quarter of 2004, we acquired $6.1 billion in student loans, of which $1.2 billion were Private Education Loans. In the third quarter of 2005, we originated $7.2 billion of student loans through our Preferred Channel, an increase of 23 percent over the $5.9 billion originated in the third quarter of 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

        For the nine months ended September 30, 2005, our net income of $951 million ($2.10 diluted earnings per share) decreased 25 percent from net income of $1.3 billion ($2.65 diluted earnings per share) in 2004. Pre-tax income for the nine months ended September 30, 2005 decreased by 18 percent to $1.5 billion from $1.8 billion in the first nine months of 2004. The larger percentage decrease in year-over-year, after-tax net income versus pre-tax net income from 2004 to 2005 is primarily due to the increase in the effective tax rate from 30 percent in the first nine months of 2004 to 35 percent in the first nine months of 2005, caused by the exclusion of unrealized gains and losses on equity forward contracts from pre-tax income for tax purposes, as discussed above. In the first nine months of 2005, when calculating tax expense, we excluded unrealized gains on our outstanding equity forward contracts of $65 million versus unrealized gains of $335 million in the first nine months of 2004.

        The decrease in pre-tax income is primarily due to lower gains on derivative and hedging activities of $166 million, caused primarily by market value changes in open derivative positions that do not receive hedge accounting treatment. In the first nine months of 2004, we recorded a gain on derivative and hedging activities of $342 million versus a gain on derivative and hedging activities of $176 million for the same period in 2005.

        Results for the first nine months of 2005 were negatively affected by impairment losses on our Retained Interest in off-balance sheet securitized loans of $195 million versus $61 million for the first nine months of 2004. This was primarily due to the third quarter of 2005 impairment of $171 million discussed above.

        The year-over-year increase in fee income and collections revenue of $153 million is primarily due to collections revenue from AFS, acquired in the third quarter of 2004. Positive impacts to pre-tax income were offset by the year-over-year increase in operating expenses of $216 million, primarily attributable to the expenses associated with three subsidiaries acquired in the second half of 2004: AFS, Southwest and SLFA.

        Net income for the nine months ended September 30, 2004 was also negatively impacted by a $103 million pre-tax loss related to the repurchase and defeasance of $3.0 billion of GSE debt in connection with the GSE Wind-Down in fiscal year 2004, of which $1.7 billion was repurchased in the third quarter of 2004.

        Our Managed student loan portfolio grew by $22.3 billion, from $98.3 billion at September 30, 2004 to $120.6 billion at September 30, 2005. This growth was fueled by the acquisition of $23.7 billion of student loans in the first nine months of 2005, a 31 percent increase over the $18.1 billion acquired in the first nine months of 2004. In the first nine months of 2005, we originated $16.8 billion of student loans through our Preferred Channel, an increase of 20 percent over the $14.0 billion originated in the first nine months of 2004.

NET INTEREST INCOME

        Net interest income, including interest income and interest expense, is derived primarily from our portfolio of student loans that remain on-balance sheet and to a lesser extent from other loans, cash and investments. The "Taxable Equivalent Net Interest Income" analysis below is designed to facilitate a comparison of non-taxable asset yields to taxable yields on a similar basis. Additional information regarding the return on our student loan portfolio is set forth under "Student Loans—Student Loan

Spread Analysis." Information regarding the provisions for losses is included in Note 3 to the consolidated financial statements, "Allowance for Student Loan Losses."

Taxable Equivalent Net Interest Income

        The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

	Three months ended September 30,		Increase (decrease)		Nine months ended September 30,		Increase (decrease)
	2005	2004	$	%	2005	2004	$	%
Interest income
Student loans	$1,121	$605	$516	85%	$2,869	$1,719	$1,150	67%
Other loans	22	18	4	22	62	55	7	13
Investments	70	62	8	13	187	158	29	18
Taxable equivalent adjustment	1	1	—	—	3	5	(2)	(40)

Total taxable equivalent interest income	1,214	686	528	77	3,121	1,937	1,184	61
Interest expense	829	372	457	123	2,057	964	1,093	113

Taxable equivalent net interest income	$385	$314	$71	23%	$1,064	$973	$91	9%

Average Balance Sheets

        The following table reflects the rates earned on interest earning assets and paid on interest bearing liabilities for the three and nine months ended September 30, 2005 and 2004. This table reflects the net interest margin for the entire Company on a consolidated basis.

	Three months ended September 30,
	2005		2004
	Balance	Rate	Balance	Rate
Average Assets
FFELP Stafford and Other Student Loans	$21,574	4.97%	$18,079	4.15%
Consolidation Loans	48,774	5.51	32,042	4.13
Private Education Loans	7,193	9.57	4,401	7.53
Other loans	1,036	8.40	943	7.98
Cash and investments	6,621	4.26	12,238	2.02

Total interest earning assets	85,198	5.65%	67,703	4.03%

Non-interest earning assets	6,898		6,409

Total assets	$92,096		$74,112

Average Liabilities and Stockholders' Equity
Short-term borrowings	$4,765	3.95%	$5,813	2.40%
Long-term borrowings	80,125	3.87	62,428	2.15

Total interest bearing liabilities	84,890	3.87%	68,241	2.17%

Non-interest bearing liabilities	3,596		3,080
Stockholders' equity	3,610		2,791

Total liabilities and stockholders' equity	$92,096		$74,112

Net interest margin		1.80%		1.84%

	Nine months ended September 30,
	2005		2004
	Balance	Rate	Balance	Rate
Average Assets
FFELP Stafford and Other Student Loans	$20,268	4.62%	$19,876	3.70%
Consolidation Loans	45,081	5.16	29,557	4.21
Private Education Loans	6,615	8.69	4,640	6.81
Other loans	1,061	7.96	996	7.69
Cash and investments	6,523	3.86	11,333	1.89

Total interest earning assets	79,548	5.25%	66,402	3.90%

Non-interest earning assets	6,639		6,479

Total assets	$86,187		$72,881

Average Liabilities and Stockholders' Equity
Short-term borrowings	$4,515	3.72%	$12,935	1.85%
Long-term borrowings	75,044	3.44	53,992	1.94

Total interest bearing liabilities	79,559	3.46%	66,927	1.92%

Non-interest bearing liabilities	3,378		3,235
Stockholders' equity	3,250		2,719

Total liabilities and stockholders' equity	$86,187		$72,881

Net interest margin		1.79%		1.96%

Rate/Volume Analysis

        The following rate/volume analysis illustrates the relative contribution of changes in interest rates and asset volumes.

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
Three months ended September 30, 2005 vs. three months ended September 30, 2004
Taxable equivalent interest income	$528	$289	$239
Interest expense	457	366	91

Taxable equivalent net interest income	$71	$(77)	$148

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
Nine months ended September 30, 2005 vs. nine months ended September 30, 2004
Taxable equivalent interest income	$1,184	$649	$535
Interest expense	1,093	904	189

Taxable equivalent net interest income	$91	$(255)	$346

        The decrease in the net interest margin versus the year-ago quarter is primarily due to fluctuations in the student loan spread as discussed under "Student Loans—Student Loan Spread Analysis." In addition to student loan spread related items, the net interest margin in the year-ago quarter was negatively impacted by the higher average balances of lower yielding short-term investments which were being built up during 2004 as additional liquidity in anticipation of the GSE Wind-Down.

Student Loans

        For both federally insured and Private Education Loans, we account for premiums paid, discounts received and certain origination costs incurred on the origination and acquisition of student loans in accordance with SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." The unamortized portion of the premiums and discounts is included in the carrying value of the student loans on the consolidated balance sheet. We recognize income on our student loan portfolio based on the expected yield of the student loan after giving effect to the amortization of purchase premiums and the accretion of student loan discounts, as well as interest rate reductions and rebates expected to be earned through borrower benefit programs.

Student Loan Spread Analysis

        The following table analyzes the reported earnings from student loans both on-balance sheet and those off-balance sheet in securitization trusts. For student loans off-balance sheet, we will continue to earn securitization and servicing fee revenues over the life of the securitized loan portfolios. The off-balance sheet information is discussed in more detail in "LIQUIDITY AND CAPITAL RESOURCES—Securitization Activities—Servicing and Securitization Revenue" where we analyze the on-going servicing revenue and Residual Interest earned on the securitized portfolios of student loans. For an analysis of our student loan spread for the entire portfolio of Managed student loans on a similar basis to the on-balance sheet analysis, see "LENDING BUSINESS SEGMENT—Student Loan Spread Analysis—Managed Basis."

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
On-Balance Sheet
Student loan yield, before Floor Income	6.39%	4.58%	5.94%	4.34%
Floor Income	.20	.67	.30	.80
Consolidation Loan Rebate Fees	(.65)	(.60)	(.65)	(.56)
Offset Fees	—	(.01)	—	(.04)
Borrower benefits	(.04)	(.12)	(.11)	(.16)
Premium and discount amortization	(.16)	(.11)	(.15)	(.13)

Student loan net yield	5.74	4.41	5.33	4.25
Student loan cost of funds	(3.85)	(2.15)	(3.43)	(1.84)

Student loan spread	1.89%	2.26%	1.90%	2.41%

Off-Balance Sheet
Servicing and securitization revenue, before Floor Income	(.23)%	1.31%	.82%	1.16%
Floor Income, net of Floor Income previously recognized in gain on sale calculation	.07	.18	.06	.25

Servicing and securitization revenue	(.16)%	1.49%	.88%	1.41%

Average Balances
On-balance sheet student loans	$77,541	$54,522	$71,964	$54,073
Off-balance sheet student loans	40,742	42,230	42,137	39,787

Managed student loans	$118,283	$96,752	$114,101	$93,860

Discussion of Student Loan Spread—Effects of Floor Income and Derivative Accounting

        The primary driver of fluctuations in our on-balance sheet student loan spread is the level of gross Floor Income (Floor Income earned before payments on Floor Income Contracts) earned in the period. For the three months ended September 30, 2005 and September 30, 2004, we earned gross Floor Income of $40 million (20 basis points), and $92 million (67 basis points), respectively. The reduction in gross Floor Income is primarily due to the increase in short-term interest rates. We believe that we have economically hedged most of the Floor Income through the sale of Floor Income Contracts, under which we receive an upfront fee and agree to pay the counterparty the Floor Income earned on a notional amount of student loans. These contracts do not qualify for hedge accounting treatment and as a result the payments on the Floor Income Contracts are included on the income statement with "gains (losses) on derivative and hedging activities, net" rather than in student loan interest income. Payments on Floor Income Contracts associated with on-balance sheet student loans for the three months ended September 30, 2005 and September 30, 2004 totaled $38 million (19 basis points) and $86 million (63 basis points), respectively.

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

Discussion of Student Loan Spread—Effects of Significant Events in the Quarter

        In the third quarter of 2005, we revised our method for estimating the qualification for borrower benefits and updated our estimates to account for programmatic changes as well as the effect of continued high levels of consolidations. These updates resulted in a reduction of $16 million or 8 basis points in our borrower benefits reserve in the third quarter.

Discussion of Student Loan Spread—Other Fluctuations

        The student loan spread, exclusive of items discussed above, increased in the third quarter 2005 when compared to the year-ago quarter. The increase was due primarily to the increase in the higher yielding Private Education Loans as a percentage of the on-balance sheet portfolio outweighing the negative effect of the increase in lower yielding Consolidation Loans as a percentage of the on-balance sheet portfolio.

        For the nine months ended September 30, 2005 versus the year-ago period, the student loan spread was relatively unchanged after considering the effects of Floor Income and significant events discussed above.

On-Balance Sheet Floor Income

        For on-balance sheet student loans, gross Floor Income is included in student loan income. The following table summarizes the components of Floor Income from on-balance sheet student loans, net of payments under Floor Income Contracts, for the three and nine months ended September 30, 2005 and 2004.

	Three months ended
	September 30, 2005			September 30, 2004
	Fixed borrower Rate	Variable borrower rate	Total	Fixed borrower Rate	Variable borrower rate	Total
Floor Income:
Gross Floor Income	$40	$—	$40	$92	$—	$92
Payments on Floor Income Contracts	(38)	—	(38)	(86)	—	(86)

Net Floor Income	$2	$—	$2	$6	$—	$6

Net Floor Income in basis points	1	—	1	4	—	4

	Nine months ended
	September 30, 2005			September 30, 2004
	Fixed borrower Rate	Variable borrower rate	Total	Fixed borrower Rate	Variable borrower rate	Total
Floor Income:
Gross Floor Income	$162	$—	$162	$323	$2	$325
Payments on Floor Income Contracts	(150)	—	(150)	(296)	—	(296)

Net Floor Income	$12	$—	$12	$27	$2	$29

Net Floor Income in basis points	2	—	2	7	—	7

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

Student Loan Floor Income Contracts

        The following table analyzes the ability of the FFELP student loans in our Managed student loan portfolio to earn Floor Income after September 30, 2005 and 2004.

	September 30, 2005			September 30, 2004
(Dollars in billions)	Fixed borrower Rate	Variable borrower rate	Total	Fixed borrower Rate	Variable borrower rate	Total
Student loans eligible to earn Floor Income:
On-balance sheet student loans	$49.6	$17.9	$67.5	$32.7	$12.0	$44.7
Off-balance sheet student loans	10.6	18.7	29.3	7.5	26.8	34.3

Managed student loans eligible to earn Floor Income	60.2	36.6	96.8	40.2	38.8	79.0
Less: Economically hedged Floor Income contracts	(26.0)	—	(26.0)	(16.4)	—	(16.4)

Net Managed student loans eligible to earn Floor Income	$34.2	$36.6	$70.8	$23.8	$38.8	$62.6

Net Managed student loans earning Floor Income	$.9	$—	$.9	$12.7	$.5	$13.2

        The following table presents a projection of the average Managed balance of Consolidation Loans whose Fixed Rate Floor Income has already been economically hedged through Floor Income Contracts for the period October 1, 2005 to March 31, 2010. These loans are both on and off-balance sheet and the related hedges do not qualify under SFAS No. 133 accounting as effective hedges.

(Dollars in billions)	2005	2006	2007	2008	2009	2010
Managed Basis:
Average balance of economically hedged Consolidation Loans	$26	$25	$16	$15	$10	$2

FEDERAL AND STATE TAXES

        The Company is subject to federal and state income taxes. Our effective tax rate for the three and nine months ended September 30, 2005 was 26 percent and 35 percent, respectively, versus 21 percent and 30 percent, respectively, for the three and nine months ended September 30, 2004. The effective tax rate reflects the permanent impact of the exclusion of the gains or losses on equity forward contracts recognized under SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."

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

        The management reporting process measures the performance of the Company's operating segments based on the management structure of the Company as well as the methodology used by management to evaluate performance and allocate resources. Management, including the Company's chief operating decision maker, evaluates the performance of the Company's operating segments based on their profitability. As discussed further below, management measures the profitability of the

Company's operating segments based on "core earnings." Accordingly, information regarding the Company's reportable segments is provided based on "core earnings." Our "core earnings" are not defined terms within generally accepted accounting principles in the United States of America ("GAAP") and may not be comparable to similarly titled measures reported by other companies. "Core earnings" reflect only current period adjustments to GAAP as described below. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company's operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. Intersegment revenues and expenses are netted within the appropriate financial statement line items consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.

        "Core earnings" are the primary financial performance measures used by management to develop the Company's financial plans, track results, and establish corporate performance targets and incentive compensation. While "core earnings" are not a substitute for reported results under GAAP, the Company relies on "core earnings" in operating its business because "core earnings" permit management to make meaningful period-to-period comparisons of the operational and performance indicators that are most closely assessed by management. Management believes this information provides additional insight into the financial performance of the core business activities of its operating segments. Accordingly, the tables presented below reflect "core earnings" reviewed and utilized by management to manage the business for each of the Company's reportable segments.

	Three months ended September 30, 2005
	Lending	DMO	Corporate and Other
Interest income:
FFELP Stafford and Other Student Loans	$586	$—	$—
Consolidation Loans	833	—	—
Private Education Loans	312	—	—
Other loans	22	—	—
Cash and investments	113	—	—

Total interest income	1,866	—	—
Total interest expense	1,306	—	—

Net interest income	560	—	—
Less: provisions for losses	—	—	—

Net interest income after provisions for losses	560	—	—
Fee income	—	93	36
Collections revenue	—	42	—
Other income	—	—	36
Operating expenses	117	72	82
Income tax expense (benefit)(1)	164	23	(4)
Minority interest in net earnings of subsidiaries	—	1	—

Net income (loss)	$279	$39	$(6)

(1)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three months ended September 30, 2004
	Lending	DMO	Corporate and Other
Interest income:
FFELP Stafford and Other Student Loans	$458	$—	$—
Consolidation Loans	368	—	—
Private Education Loans	165	—	—
Other loans	18	—	—
Cash and investments	73	—	—

Total interest income	1,082	—	—
Total interest expense	616	—	—

Net interest income	466	—	—
Less: provisions for losses	(7)	—	—

Net interest income after provisions for losses	473	—	—
Fee income	—	74	33
Collections revenue	—	5	—
Other income	17	—	46
Loss on GSE debt extinguishment and defeasance	103	—	—
Operating expenses	98	35	70
Income tax expense(1)	104	16	3

Net income	$185	$28	$6

	Nine months ended September 30, 2005
	Lending	DMO	Corporate and Other
Interest income:
FFELP Stafford and Other Student Loans	$1,678	$—	$—
Consolidation Loans	2,080	—	—
Private Education Loans	787	—	—
Other loans	62	—	—
Cash and investments	271	—	—

Total interest income	4,878	—	—
Total interest expense	3,309	—	—

Net interest income	1,569	—	—
Less: provisions for loan losses	69	—	—

Net interest income after provisions for losses	1,500	—	—
Fee income	—	261	94
Collections revenue	—	119	—
Other income	72	—	97
Operating expenses	357	201	233
Income tax expense (benefit)(1)	449	67	(16)
Minority interest in net earnings of subsidiaries	2	3	—

Net income (loss)	$764	$109	$(26)

(1)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine months ended September 30, 2004
	Lending	DMO	Corporate and Other
Interest income:
FFELP Stafford and Other Student Loans	$1,239	$—	$—
Consolidation Loans	984	—	—
Private Education Loans	426	—	—
Other loans	55	—	—
Cash and investments	176	—	—

Total interest income	2,880	—	—
Total interest expense	1,536	—	—

Net interest income	1,344	—	—
Less: provisions for loan losses	78	—	—

Net interest income after provisions for losses	1,266	—	—
Fee income	—	224	91
Collections revenue	—	5	—
Other income	94	—	100
Loss on GSE debt extinguishment and defeasance	103	—	—
Operating expenses	298	99	207
Income tax expense (benefit)(1)	345	47	(6)

Net income (loss)	$614	$83	$(10)

(1)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

Alternative Performance Measures

        In accordance with the Rules and Regulations of the Securities and Exchange Commission ("SEC"), we prepare financial statements in accordance with GAAP. In addition to evaluating the Company's GAAP-based financial information, management evaluates the Company's business segments under certain non-GAAP performance measures that we refer to as "core earnings" for each business segment and we refer to this information in our presentations with credit rating agencies and lenders. While "core earnings" are not a substitute for reported results under GAAP, we rely on "core earnings" in operating each business segment because we believe these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.

        Our "core earnings" are the primary financial performance measures used by management to evaluate performance and to allocate resources. Accordingly, financial information is reported to management on a "core earnings" basis by reportable segment, as these are the measures used regularly by our chief operating decision maker. Our "core earnings" are used in developing our financial plans and tracking results, and also in establishing corporate performance targets and determining incentive compensation. Management believes this information provides additional insight into the financial performance of the Company's core business activities. Our "core earnings" are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. "Core earnings" reflect only current period adjustments to GAAP as described below. Accordingly, the Company's "core earnings" presentation does not represent another comprehensive basis of accounting. A more detailed discussion of the differences between GAAP and "core earnings" follows.

Limitations on "Core Earnings"

        While GAAP provides a uniform, comprehensive basis of accounting, for the reasons described above, management believes that "core earnings" are an important additional tool for providing a more complete understanding of the Company's results of operations. Nevertheless, "core earnings" are subject to certain general and specific limitations that investors should carefully consider. For example, as stated above, unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. Our "core earnings" are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. Unlike GAAP, the Company's "core earnings" presentation does not represent a comprehensive basis of accounting. Investors, therefore, may not compare our Company's performance with that of other financial services companies based upon "core earnings." "Core earnings" results are only meant to supplement GAAP results by providing additional information regarding the operational and performance indicators that are most closely used by management, the Company's board of directors, rating agencies and lenders to assess performance.

        Other limitations arise from the specific adjustments that management makes to GAAP results to derive "core earnings" results. For example, in reversing the unrealized gains and losses that result from SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on derivatives that do not qualify for hedge treatment accounting, as well as on derivatives that do qualify but are in part ineffective because they are not perfect hedges, we focus on the long-term economic effectiveness of those instruments relative to the underlying hedged item and isolate the effects of interest rate volatility, changing credit spreads and changes in our stock price on the fair value of such instruments during the period. Under GAAP, the effects of these factors on the fair value of the derivative instruments (but not on the underlying hedged item) tend to show more volatility in the short term. While our presentation of our results on a Managed Basis provides important information regarding the performance of our Managed portfolio, a limitation on this presentation is that we are presenting the ongoing spread income on loans that have been sold to a trust managed by us. While we believe that our Managed Basis presentation presents the economic substance of our Managed loan portfolio, it understates earnings volatility from securitization gains. Our "core earnings" results exclude certain Floor Income, which is real cash income, from our reported results and therefore may in certain periods understate earnings. Management's financial planning and valuation of operating results, however, does not take into account Floor Income because of its inherent uncertainty, except when it is economically hedged through Floor Income Contracts.

Pre-tax differences between "Core Earnings" and GAAP by Business Segment

	Three months ended September 30,
	2005			2004
	Lending	DMO	Corporate and Other	Lending	DMO	Corporate and Other
"Core earnings" adjustments to GAAP:
Net impact of securitization accounting	$(253)	$—	$—	$(74)	$—	$—
Net impact of derivative accounting	246	—	163	32	—	198
Net impact of Floor Income	(54)	—	—	(36)	—	—
Amortization of acquired intangibles	(12)	(3)	(1)	(5)	(2)	(1)

Total "core earnings" adjustments to GAAP	$(73)	$(3)	$162	$(83)	$(2)	$197

	Nine months ended September 30,
	2005			2004
	Lending	DMO	Corporate and Other	Lending	DMO	Corporate and Other
"Core earnings" adjustments to GAAP:
Net impact of securitization accounting	$(178)	$—	$—	$(19)	$—	$—
Net impact of derivative accounting	423	—	65	556	—	335
Net impact of Floor Income	(148)	—	—	(122)	—	—
Amortization of acquired intangibles	(33)	(4)	(8)	(13)	(5)	(3)

Total "core earnings" adjustments to GAAP	$64	$(4)	$57	$402	$(5)	$332

Pre-tax differences between "Core Earnings" and GAAP

1)
Securitization: Under GAAP, certain securitization transactions in our Lending segment are accounted for as sales of assets. Under "core earnings," we present all securitization transactions on a Managed Basis as long-term non-recourse financings. The upfront "gains" on sale from securitization transactions as well as ongoing "servicing and securitization revenue" presented in accordance with GAAP are excluded from "core earnings" and replaced by the interest income, provision for loan losses, and interest expense as they are earned or incurred on the securitization loans. We also exclude transactions with our off-balance sheet trusts which would be considered intercompany on a Managed Basis.

The following table summarizes the securitization adjustments in our Lending business segment for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
"Core earnings" securitization adjustments:
Net interest income on securitized loans, after provisions for losses	$(225)	$(292)	$(740)	$(803)
Gains on student loan securitizations	—	64	312	375
Servicing and securitization revenue	(16)	159	277	419
Intercompany transactions with off-balance sheet trusts	(12)	(5)	(27)	(10)

Total "core earnings" securitization adjustments	$(253)	$(74)	$(178)	$(19)

2)
Derivative Accounting: "Core earnings" exclude periodic unrealized gains and losses arising primarily in our Lending business segment, and to a lesser degree in our Corporate and Other business segment, that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 on derivatives that do not qualify for "hedge treatment" under GAAP. Under "core earnings," we recognize the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item's life. We also exclude the gain or loss on equity forward contracts that are required to be accounted for in accordance with SFAS No. 133 as derivatives and are marked-to-market through earnings.

SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria, as specified by SFAS No. 133, are met. We believe that all of our derivatives are effective economic hedges, and as such, are a critical element of our risk management strategy. However, some of our derivatives, primarily Floor Income Contracts, certain Eurodollar futures contracts and certain basis swaps and equity forward contracts (discussed in detail below), do not qualify for "hedge treatment" as defined by SFAS No. 133, and the stand-alone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item. "Gains (losses) on derivatives and hedging activities, net" are primarily caused by interest rate volatility, changing credit spreads and changes in our stock price during the period and the volume and term of derivatives not receiving hedge treatment.

Our Floor Income Contracts are written options which must meet more stringent requirements than other hedging relationships to achieve hedge effectiveness under SFAS No. 133. Specifically, our Floor Income Contracts do not qualify for hedge accounting treatment because the paydown of principal of the student loans underlying the Floor Income embedded in those student loans does not exactly match the change in the notional amount of our written Floor Income Contracts. Under SFAS No. 133, the upfront payment is deemed a liability and changes in fair value are recorded through income throughout the life of the contract. The change in the value of Floor Income Contracts is primarily caused by changing interest rates that cause the amount of Floor Income earned on the underlying student loans and paid to the counterparties to vary. This is economically offset by the change in value of the student loan portfolio, including our Retained Interests, earning Floor Income but that offsetting change in value is not recognized under SFAS No. 133. We believe the Floor Income Contracts are economic hedges because they effectively fix the amount of Floor Income earned over the contract period, thus eliminating the timing and uncertainty that changes in interest rates can have on Floor Income for that period. Prior to SFAS No. 133, we accounted for Floor Income Contracts as hedges and amortized the upfront cash compensation ratably over the lives of the contracts.

Basis swaps are used to convert floating rate debt from one interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to change the index of our fixed rate and LIBOR-based debt to better match the cash flows of our student loan assets that are primarily indexed to a commercial paper, Prime or Treasury bill index. SFAS No. 133 requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk, however they do not meet this effectiveness test because our FFELP student loans can earn at either a variable or a fixed interest rate depending on market interest rates. We also have basis swaps that do not meet the SFAS No. 133 effectiveness test that economically hedge off-balance sheet instruments. As a result, under GAAP these swaps are recorded at fair value with changes in fair value reflected in the income statement.

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

The table below quantifies the adjustments for derivative accounting under SFAS No. 133 on our net income for the three and nine months ended September 30, 2005 and 2004 when compared with the accounting principles employed in all years prior to the SFAS No. 133 implementation.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
"Core earnings" derivative adjustments:
Gains (losses) on derivative and hedging activities, net included in other income(1)	$316	$73	$176	$342
Less: Realized losses on derivative and hedging activities, net(1)	93	154	309	551

Unrealized gains (losses) on derivative and hedging activities, net(1)	409	227	485	893
Other pre-SFAS No. 133 accounting adjustments	—	3	3	(2)

Total net impact of SFAS No. 133 derivative accounting	$409	$230	$488	$891

  (1)
  See "Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities" below for a detailed breakdown of the components of both the realized and unrealized losses on derivative and hedging activities.

  Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

SFAS No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as "realized gains (losses) on derivative and hedging activities") that do not qualify as hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. The table below summarizes the realized losses on derivative and hedging activities, and where they are reclassified to on a "core earnings" basis for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Reclassification of realized losses on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(57)	$(131)	$(222)	$(451)
Net settlement expense on interest rate swaps reclassified to net interest income	(36)	(27)	(82)	(49)
Net realized losses on closed Eurodollar futures contracts and terminated derivative contracts reclassified to other income	—	4	(5)	(51)

Total reclassifications of realized losses on derivative and hedging activities	(93)	(154)	(309)	(551)
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	409	227	485	893

Gains (losses) on derivative and hedging activities, net	$316	$73	$176	$342

  (1)
  "Unrealized gains (losses) on derivative and hedging activities, net" is comprised of the following unrealized mark-to-market gains/ (losses):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Floor Income Contracts	$257	$(58)	$379	$502
Equity forward contracts	163	198	65	335
Basis swaps	(19)	102	48	44
Other	8	(15)	(7)	12

Total unrealized gains (losses) on derivative and hedging activities, net	$409	$227	$485	$893

3)
Floor Income: The timing and amount (if any) of Floor Income earned in our Lending segment is uncertain and in excess of expected spreads and, therefore, we exclude such income from "core earnings" when it is not economically hedged. We employ derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above in "Derivative Accounting," these derivatives do not qualify as effective accounting hedges and therefore under GAAP are marked-to-market through the "gains (losses) on derivative and hedging activities, net" line on the income statement with no offsetting gain or loss recorded for the economically hedged items. For "core earnings," we reverse the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and include the amortization of net premiums received (net of Eurodollar futures contracts' realized gains or losses) in income.

The following table summarizes the Floor Income adjustments in our Lending business segment for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
"Core earnings" Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$2	$18	$19	$69
Amortization of net premiums on Floor Income Contracts and futures in net interest income	(56)	(54)	(167)	(141)
Net losses related to closed Eurodollar futures contracts economically hedging Floor Income	—	—	—	(50)

Total "core earnings" Floor Income adjustments	$(54)	$(36)	$(148)	$(122)

4)
Other Items: We exclude amortization of acquired intangibles. The 2005 increase in the amortization of acquired intangibles is driven by the acquisition of definite life intangible assets in connection with our acquisitions of AFS, Southwest, and SLFA.

LENDING BUSINESS SEGMENT

        In our Lending business segment, we originate and acquire federally guaranteed student loans, which are administered by the U.S. Department of Education ("ED"), and Private Education Loans, which are not federally guaranteed. The majority of our Private Education Loans is made in conjunction with a FFELP Stafford loan and as a result is marketed through the same marketing channels as FFELP Stafford Loans. While FFELP student loans and Private Education Loans have different overall risk profiles due to the federal guarantee of the FFELP student loans, they share many of the same characteristics such as similar repayment terms, the same marketing channel and sales force, and are originated and serviced on the same servicing platform. In addition, Private Education Loans made to sudents attending Title IV schools to cover the cost of attendence are not dischargeable in bankruptcy unless the borrower can meet the very difficult burden of proving undue hardship. Finally, where possible, the borrower receives a single bill for both the federally guaranteed and privately underwritten loans.

        The following table summarizes the "core earnings" results of operations for our Lending business segment.

			% Increase (Decrease)			% Increase (Decrease)
	Three months ended September 30,			Nine months ended September 30,
			2005 vs. 2004			2005 vs. 2004
	2005	2004		2005	2004
Managed Basis interest income:
Managed FFELP and Other Student Loans	$586	$458	28%	$1,678	$1,239	35%
Managed Consolidation loans	833	368	126	2,080	984	111
Managed Private Education Loans	312	165	89	787	426	85
Other loans	22	18	22	62	55	13
Cash and investments	113	73	55	271	176	54

Total Managed interest income	1,866	1,082	72	4,878	2,880	69
Total Managed interest expense	1,306	616	112	3,309	1,536	115

Net Managed interest income	560	466	20	1,569	1,344	17
Less: provisions for losses	—	(7)	(100)	69	78	(12)

Net interest income after provisions for losses	560	473	18	1,500	1,266	18
Other income	—	17	(100)	72	94	(23)
Loss on GSE debt extinguishment and defeasance	—	103	(100)	—	103	(100)
Operating expenses	117	98	19	357	298	20

Income before income taxes and minority interest in net earnings of subsidiaries	443	289	53	1,215	959	27
Income taxes	164	104	58	449	345	30

Income before minority interest in net earnings of subsidiaries	279	185	51	766	614	25
Minority interest in net earnings of subsidiaries	—	—	—	2	—	100

Net income	$279	$185	51%	$764	$614	24%

Summary of our Managed Student Loan Portfolio

        The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

Ending Balances (net of allowance for loan losses):

	September 30, 2005
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Private Education Loans	Total
On-balance sheet	$22,354	$51,193	$73,547	$8,079	$81,626
Off-balance sheet	20,728	10,968	31,696	7,312	39,008

Total Managed	$43,082	$62,161	$105,243	$15,391	$120,634

% of on-balance sheet Federal	30%	70%	100%
% of Managed Federal	41%	59%	100%
% of Total	36%	52%	87%	13%	100%
	December 31, 2004
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Private Education Loans	Total
On-balance sheet	$18,965	$41,596	$60,561	$5,420	$65,981
Off-balance sheet	27,825	7,570	35,395	6,062	41,457

Total Managed	$46,790	$49,166	$95,956	$11,482	$107,438

% of on-balance sheet Federal	31%	69%	100%
% of Managed Federal	49%	51%	100%
% of Total	44%	45%	89%	11%	100%

(1)
Other includes PLUS, SLS and HEAL loans.

Average Balances:

	Three months ended September 30, 2005
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Private Education Loans	Total
On-balance sheet	$21,574	$48,774	$70,348	$7,193	$77,541
Off-balance sheet	22,250	11,094	33,344	7,398	40,742

Total Managed	$43,824	$59,868	$103,692	$14,591	$118,283

% of on-balance sheet Federal	31%	69%	100%
% of Managed Federal	42%	58%	100%
% of Total	37%	51%	88%	12%	100%
	Three months ended September 30, 2004
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Private Education Loans	Total
On-balance sheet	$18,079	$32,042	$50,121	$4,401	$54,522
Off-balance sheet	28,417	7,575	35,992	6,238	42,230

Total Managed	$46,496	$39,617	$86,113	$10,639	$96,752

% of on-balance sheet Federal	36%	64%	100%
% of Managed Federal	54%	46%	100%
% of Total	48%	41%	89%	11%	100%
	Nine months ended September 30, 2005
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Private Education Loans	Total
On-balance sheet	$20,268	$45,081	$65,349	$6,615	$71,964
Off-balance sheet	25,783	9,481	35,264	6,873	42,137

Total Managed	$46,051	$54,562	$100,613	$13,488	$114,101

% of on-balance sheet Federal	31%	69%	100%
% of Managed Federal	46%	54%	100%
% of Total	40%	48%	88%	12%	100%
	Nine months ended September 30, 2004
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Private Education Loans	Total
On-balance sheet	$19,876	$29,557	$49,433	$4,640	$54,073
Off-balance sheet	26,786	7,741	34,527	5,260	39,787

Total Managed	$46,662	$37,298	$83,960	$9,900	$93,860

% of on-balance sheet Federal	40%	60%	100%
% of Managed Federal	55%	45%	100%
% of Total	49%	40%	89%	11%	100%

(1)
Other includes PLUS, SLS and HEAL loans.

Student Loan Spread Analysis—Managed Basis

        The following table analyzes the earnings from our portfolio of Managed student loans on a "core earnings" basis (see "Pre-tax differences between 'Core Earnings' and GAAP"). This analysis includes both on-balance sheet and off-balance sheet loans in securitization trusts and derivatives economically hedging these line items and excludes unhedged Floor Income while including the amortization of upfront payments on Floor Income Contracts.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Managed Basis student loan yield	6.55%	4.67%	6.04%	4.39%
Consolidation Loan Rebate Fees	(.52)	(.42)	(.49)	(.41)
Offset Fees	—	—	—	(.02)
Borrower benefits	(.04)	(.02)	(.06)	(.07)
Premium and discount amortization	(.18)	(.15)	(.17)	(.12)

Managed Basis student loan net yield	5.81	4.08	5.32	3.77
Managed Basis student loan cost of funds	(4.00)	(2.16)	(3.54)	(1.85)

Managed Basis student loan spread	1.81%	1.92%	1.78%	1.92%

Average Balances
On-balance sheet student loans	$77,541	$54,522	$71,964	$54,073
Off-balance sheet student loans	40,742	42,230	42,137	39,787

Managed student loans	$118,283	$96,752	$114,101	$93,860

Discussion of Managed Basis Student Loan Spread—Effects of Significant Events in the Quarter

        In the third quarter of 2005, we updated our estimates for the qualification for borrower benefits to account for programmatic changes as well as the effect of continued high levels of Consolidations. These updates resulted in a reduction of $21 million or 7 basis points in our borrower benefits reserve in the third quarter.

        The increase to premium and discount amortization in the third quarter was impacted by the surge in Consolidation Loan activity in the second quarter as we wrote-off the balance of unamortized premiums associated with loans that consolidate with third parties as a current period expense in accordance with SFAS No. 91 (as discussed under "Net Interest Income—Student Loans").

Discussion of Managed Basis Student Loan Spread—Other Fluctuations

        The decrease in the Managed student loan spread versus the year-ago quarter is primarily due to the increase in the average balance of Consolidation Loans as a percentage of the Managed portfolio. Consolidation Loans have lower spreads than other FFELP loans due primarily to the 105 basis point Consolidation Loan Rebate Fee. These negative effects are partially offset by the higher SAP spread earned on Consolidation Loans and lower student loan premium amortization due to their extended term. When compared to the year-ago quarter, the third quarter of 2005 spread was also negatively impacted by higher premium amortization, primarily caused by the purchase price allocation for student loans acquired in acquisitions, and by lower amortization of the upfront fee received on Floor Income Contracts.

        The third quarter 2005 Managed student loan spread benefited from the increase in the average balance of Managed Private Education Loans as a percentage of the average Managed student loan portfolio from 11 percent in the third quarter 2004 to 12 percent in the third quarter 2005. Private Education Loans are subject to credit risk and therefore earn higher spreads, which averaged

4.75 percent in the third quarter of 2005 for the Managed Private Education Loan portfolio versus a spread of 1.31 percent in the third quarter of 2005 for the Managed guaranteed student loan portfolio, excluding the impact from the update to our estimates for the qualification for borrower benefits.

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

Allowance for Private Education Loan Losses

Third Quarter of 2005 Change in Recovery Methodology

        We continue to gain experience in analyzing our Private Education Loan portfolios and as a result, we have developed additional data to better estimate the amount of recoveries on defaulted loans. During the third quarter of 2005, we changed our methodology for estimating the amount of charged-off student loans that will ultimately be recovered, which resulted in a $49 million decrease in the value of the allowance through the provision for loan losses. On a Managed Basis, we decreased the allowance for loan losses by $65 million to recognize the effect of this change.

Second Quarter of 2005 Change in Accounting Estimate

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

        We also used a migration analysis to revise our estimates surrounding our non-accrual policy for interest income. Under the new methodology, we estimate the amount of uncollectible accrued interest on Private Education Loans and write it off against current period interest income. Under our prior methodology, Private Education Loans continued to accrue interest, including in periods of forbearance, until they were charged off, at which time, the loans were placed on non-accrual status and all accrued interest was reversed against income in the month of charge-off.

        This change in reserving methodology has been accounted for as a change in estimate in accordance with the FASB's Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes." The cumulative effect of this change to the second quarter of 2005 was to increase the value of the allowance by $40 million and to reduce student loan interest income for the estimate of uncollectible accrued interest receivable by $14 million. On the income statement, adjustments to the allowance are recorded through the provision for loan losses whereas adjustments to accrued interest are recorded in interest income. On a Managed Basis, we decreased the allowance for loan losses by $20 million and reduced student loan interest income by $16 million for uncollectible accrued interest.

        The difference in the impact of the change in estimate on the allowance for loan losses between our on-balance sheet and our Managed results is due to the difference in the mix of Private Education Loans on-and off- balance sheet. Certain loan types with higher expected default rates, such as career training and other loan programs with lower FICO scores, have not yet been securitized and as such the on-balance sheet portfolio contains loans with higher delinquency rates. Because the required allowance under the new methodology is more directly tied to the current status of the portfolio, the on-balance sheet portfolio reserve requirements increased while the off-balance sheet portfolio reserve requirements decreased with the net effect being a decrease in the Managed Basis allowance.

Activity in the Allowance for Private Education Loan Losses

        The provision for student loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of Private Education Loans.

        The following table summarizes changes in the allowance for Private Education Loan losses for the three and nine months ended September 30, 2005 and 2004.

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Three months ended		Three months ended		Three months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Allowance at beginning of period	$228	$155	$91	$133	$319	$288
Provision for Private Education Loan losses	56	40	4	12	60	52
Change in recovery methodology	(49)	—	(16)	—	(65)	—

Total provision	7	40	(12)	12	(5)	52
Charge-offs	(47)	(32)	—	(1)	(47)	(33)
Recoveries	5	4	—	—	5	4

Net charge-offs	(42)	(28)	—	(1)	(42)	(29)

Balance before securitization of Private Education Loans	193	167	79	144	272	311
Reduction for securitization of Private Education Loans	—	—	—	—	—	—

Allowance at end of period	$193	$167	$79	$144	$272	$311

Net charge-offs as a percentage of average loans in repayment (annualized)	5.35%	4.71%	—%	.11%	2.42%	2.29%
Allowance as a percentage of the ending total loan balance	2.34%	3.38%	1.07%	2.32%	1.74%	2.79%
Allowance as a percentage of ending loans in repayment	6.00%	6.93%	2.13%	5.52%	3.93%	6.20%
Average coverage of net charge-offs (annualized)	1.15	1.51	—	49.88	1.62	2.73
Average total loans	$7,193	$4,401	$7,398	$6,238	$14,591	$10,639
Ending total loans	$8,272	$4,939	$7,391	$6,220	$15,663	$11,159
Average loans in repayment	$3,150	$2,352	$3,814	$2,621	$6,964	$4,973
Ending loans in repayment	$3,220	$2,408	$3,705	$2,610	$6,925	$5,018

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Nine months ended		Nine months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Allowance at beginning of period	$172	$166	$143	$93	$315	$259
Provision for Private Education Loan losses	135	100	9	27	144	127
Change in estimate	40	—	(60)	—	(20)	—
Change in recovery methodology	(49)	—	(16)	—	(65)	—

Total provision	126	100	(67)	27	59	127
Charge-offs	(113)	(81)	(3)	(4)	(116)	(85)
Recoveries	14	10	—	—	14	10

Net charge-offs	(99)	(71)	(3)	(4)	(102)	(75)

Balance before securitization of Private Education Loans	199	195	73	116	272	311
Reduction for securitization of Private Education Loans	(6)	(28)	6	28	—	—

Allowance at end of period	$193	$167	$79	$144	$272	$311

Net charge-offs as a percentage of average loans in repayment (annualized)	4.37%	3.86%	.09%	.19%	2.07%	2.12%
Allowance as a percentage of the ending total loan balance	2.34%	3.38%	1.07%	2.32%	1.74%	2.79%
Allowance as a percentage of ending loans in repayment	6.00%	6.93%	2.13%	5.52%	3.93%	6.20%
Average coverage of net charge-offs (annualized)	1.46	1.74	24.00	33.53	2.01	3.11
Average total loans	$6,615	$4,640	$6,873	$5,260	$13,488	$9,900
Ending total loans	$8,272	$4,939	$7,391	$6,220	$15,663	$11,159
Average loans in repayment	$3,031	$2,480	$3,529	$2,239	$6,560	$4,719
Ending loans in repayment	$3,220	$2,408	$3,705	$2,610	$6,925	$5,018

        The increase in charge-offs over the year-ago quarter is primarily due to the 38 percent growth in the portfolio in repayment on a Managed Basis.

        The year-over-year allowance on a Managed Basis increased by $46 million, exclusive of the changes in estimate and methodology, due to the growth in the repayment portfolio. Also, under the new allowance methodology adopted in the second quarter of 2005, we provide for losses over a shorter period of time versus the prior methodology. Consequently, the year-over-year growth rate in the provision is less than the growth rate in the portfolio.

        The reduction in the allowance for loan losses as a percentage of loans in repayment is due to the second quarter change in estimate and to the third quarter improvement in our estimate of recoveries of previously defaulted loans discussed above. The decrease is also due to the shorter time period for which we calculate our allowance under the migration analysis adopted in the second quarter.

Delinquencies

        The table below presents our Private Education Loan delinquency trends as of September 30, 2005 and 2004. Delinquencies have the potential to adversely impact earnings through increased servicing and collection costs in the event the delinquent accounts charge off.

	On-Balance Sheet Private Education Loan Delinquencies
	September 30, 2005		September 30, 2004
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,042		$2,522
Loans in forbearance(2)	311		179
Loans in repayment and percentage of each status:
Loans current	2,873	89.2%	2,122	88.1%
Loans delinquent 31-60 days(3)	145	4.5	97	4.0
Loans delinquent 61-90 days	75	2.3	65	2.7
Loans delinquent greater than 90 days	127	4.0	124	5.2

Total Private Education Loans in repayment	3,220	100.0%	2,408	100.0%

Total Private Education Loans, gross	8,573		5,109
Private Education Loan unamortized discount	(301)		(170)

Total Private Education Loans	8,272		4,939
Private Education Loan allowance for losses	(193)		(167)

Private Education Loans, net	$8,079		$4,772

Percentage of Private Education Loans in repayment	37.6%		47.1%

Delinquencies as a percentage of Private Education Loans in repayment	10.8%		11.9%

	Off-Balance Sheet Private Education Loan Delinquencies
	September 30, 2005		September 30, 2004
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,272		$3,251
Loans in forbearance(2)	552		455
Loans in repayment and percentage of each status:
Loans current	3,514	94.9%	2,456	94.1%
Loans delinquent 31-60 days(3)	94	2.5	67	2.6
Loans delinquent 61-90 days	38	1.0	42	1.6
Loans delinquent greater than 90 days	59	1.6	45	1.7

Total Private Education Loans in repayment	3,705	100.0%	2,610	100.0%

Total Private Education Loans, gross	7,529		6,316
Private Education Loan unamortized discount	(138)		(96)

Total Private Education Loans	7,391		6,220
Private Education Loan allowance for losses	(79)		(144)

Private Education Loans, net	$7,312		$6,076

Percentage of Private Education Loans in repayment	49.2%		41.3%

Delinquencies as a percentage of Private Education Loans in repayment	5.1%		5.9%

	Managed Private Education Loan Delinquencies
	September 30, 2005		September 30, 2004
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$8,314		$5,773
Loans in forbearance(2)	863		634
Loans in repayment and percentage of each status:
Loans current	6,387	92.2%	4,578	91.2%
Loans delinquent 31-60 days(3)	239	3.5	164	3.3
Loans delinquent 61-90 days	113	1.6	107	2.1
Loans delinquent greater than 90 days	186	2.7	169	3.4

Total Private Education Loans in repayment	6,925	100.0%	5,018	100.0%

Total Private Education Loans, gross	16,102		11,425
Private Education Loan unamortized discount	(439)		(266)

Total Private Education Loans	15,663		11,159
Private Education Loan allowance for losses	(272)		(311)

Private Education Loans, net	$15,391		$10,848

Percentage of Private Education Loans in repayment	43.0%		43.9%

Delinquencies as a percentage of Private Education Loans in repayment	7.8%		8.8%

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

Forbearance—Managed Basis Private Education Loans

        Private Education Loans are made to parent and student borrowers by our lender partners in accordance with our underwriting policies. These loans generally supplement federally guaranteed student loans, which are subject to federal lending caps. Private Education Loans are not guaranteed or insured against any loss of principal or interest. Traditional student borrowers use the proceeds of these loans to obtain higher education, which increases the likelihood of obtaining employment at higher income levels than would be available without the additional education. As a result, the borrowers' repayment capability generally improves between the time the loan is made and the time the borrower becomes established in the post-education work force. We generally allow the loan repayment period on traditional Private Education Loans, except those generated by our SLM Financial subsidiary, to begin six to nine months after the student leaves school. This provides the borrower time to obtain a job to service his or her debt. For borrowers that need more time or experience other hardships, we permit additional delays in payment or partial payments (both referred to as forbearances) when we believe additional time will improve the borrower's ability to repay the loan. Our policy does not grant any reduction in the repayment obligation (principal or interest) but does allow the borrower to stop or reduce monthly payments for an agreed period of time. In addition, Private Education Loans made to students attending Title IV schools to cover the cost of attendance are not dischargeable in bankruptcy unless the borrower can meet the very difficult burden of proving undue hardship.

        Forbearance is used most heavily immediately after the loan enters repayment. As indicated in the tables below showing the composition and status of the Managed Private Education Loan portfolio by number of months aged from the first date of repayment, the percentage of loans in forbearance decreases the longer the loans have been in repayment. At September 30, 2005, loans in forbearance as a percentage of loans in repayment and forbearance are 13.8 percent for loans that have been in repayment 1 to 24 months. The percentage drops to 5.8 percent for loans that have been in repayment more than 48 months. Approximately 73 percent of the Company's loans in forbearance have been in repayment less than 24 months. These borrowers are essentially extending their grace period as they transition to the workforce. Forbearance continues to be a positive collection tool for the Private Education Loans as we believe it can provide the borrower with sufficient time to obtain employment and income to support his or her obligation. We consider the potential impact of forbearance in the determination of the loan loss reserves. The increase in forbearance was partially due to approximately $100 million in forbearance granted to borrowers affected by Hurricane Katrina.

        The tables below show the composition and status of the Managed Private Education Loan portfolio by number of months aged from the first date of repayment.

	Months since entering repayment
	1 to 24 months	25 to 48 months	More than 48 months	After September 30, 2005(1)	Total
September 30, 2005
Loans in-school/grace/deferment	$—	$—	$—	$8,314	$8,314
Loans in forbearance	630	150	83	—	863
Loans in repayment—current	3,635	1,485	1,267	—	6,387
Loans in repayment—delinquent 31-60 days	131	62	46	—	239
Loans in repayment—delinquent 61-90 days	72	26	15	—	113
Loans in repayment—delinquent greater than 90 days	100	58	28	—	186

Total	$4,568	$1,781	$1,439	$8,314	16,102

Unamortized discount					(439)
Allowance for loan losses					(272)

Total Managed Private Education Loans, net					$15,391

Loans in forbearance as a percentage of loans in repayment and forbearance	13.8%	8.4%	5.8%	—%	11.1%

	Months since entering repayment
	1 to 24 months	25 to 48 months	More than 48 months	After September 30, 2004(1)	Total
September 30, 2004
Loans in-school/grace/deferment	$—	$—	$—	$5,773	$5,773
Loans in forbearance	472	107	55	—	634
Loans in repayment—current	2,400	1,177	1,001	—	4,578
Loans in repayment—delinquent 31-60 days	84	44	36	—	164
Loans in repayment—delinquent 61-90 days	57	30	20	—	107
Loans in repayment—delinquent greater than 90 days	70	59	40	—	169

Total	$3,083	$1,417	$1,152	$5,773	11,425

Unamortized discount					(266)
Allowance for loan losses					(311)

Total Managed Private Education Loans, net					$10,848

Loans in forbearance as a percentage of loans in repayment and forbearance	15.3%	7.6%	4.8%	—%	11.2%

(1)
Includes all loans in-school/grace/deferment.

        Additionally, as indicated in the table below which categorizes the balance of Managed Private Education Loans in forbearance by the cumulative number of months the borrower has used forbearance as of the dates indicated, 7 percent of borrowers currently in forbearance have deferred their loan repayment more than 24 months.

	September 30, 2005		September 30, 2004
	Forbearance Balance	% of Total	Forbearance Balance	% of Total
Cumulative number of months borrower has used forbearance
1 to 12 months	$646	75%	$429	68%
13 to 24 months	154	18	154	24
25 to 36 months	40	4	32	5
More than 36 months	23	3	19	3

Total	$863	100%	$634	100%

        On a Managed Basis, loans in forbearance status decreased slightly from 11.2 percent of loans in repayment and forbearance status at September 30, 2004 to 11.1 percent of loans in repayment and forbearance status at September 30, 2005. The decrease in the percentage of loans in forbearance status from the prior year is primarily due to a more specific evaluations of the borrower's need and ability to benefit from a forbearance that were instituted in the fourth quarter of 2004. Included in the "1 to 12 month" forbearance balance as of September 30, 2005 in the above table is approximately $100 million in forbearance granted to borrowers affected by Hurricane Katrina.

Other Income, Net

        The following table summarizes the components of other income, net, for our Lending business segment for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Late fees	$23	$22	$67	$72
Gains on sales of mortgages and other loan fees	6	5	14	15
Losses on investments, net	(35)	(27)	(32)	(24)
Other	6	17	23	31

Total other income, net	$—	$17	$72	$94

        The increase in losses on investments is primarily due to the $39 million leveraged lease impairment reserve recorded in the third quarter of 2005, which primarily reflects the impairment of an aircraft leased to Northwest Airlines, which declared bankruptcy in September 2005. In the year-ago quarter we recorded a $27 million leveraged lease impairment reserve in recognition of the deteriorating financial condition of Delta Airlines. Delta also declared bankruptcy in September 2005.

        At September 30, 2005, our remaining investments in leveraged and direct financing leases, net of impairments, totaled $122 million and are the general obligations of American Airlines and Federal Express Corporation. Based on an analysis of the potential losses on certain leveraged leases plus the increase in incremental tax obligations related to the forgiveness of debt obligations and/or the taxable gain on the sale of the aircraft, our remaining after-tax accounting exposure from our investment in American Airlines is $56 million at September 30, 2005.

Student Loan Acquisitions

        In the nine months ended September 30, 2005, 72 percent of our Managed student loan acquisitions were originated through our Preferred Channel. The following tables summarize the components of our student loan acquisition activity for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30, 2005
	FFELP	Private	Total
Preferred Channel	$3,455	$2,238	$5,693
Other commitment clients	148	—	148
Spot purchases	669	—	669
Consolidations from third parties	1,306	—	1,306
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	3,207	—	3,207
Acquisition of Idaho Transfer Corporation	43	—	43
Capitalized interest, premiums and discounts	340	(20)	320

Total on-balance sheet student loan acquisitions	9,168	2,218	11,386
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(3,207)	—	(3,207)
Capitalized interest and other—off-balance sheet securitized trusts	131	42	173

Total Managed student loan acquisitions	$6,092	$2,260	$8,352

	Three months ended September 30, 2004
	FFELP	Private	Total
Preferred Channel	$3,137	$1,138	$4,275
Other commitment clients	87	45	132
Spot purchases	325	—	325
Consolidations from third parties	978	—	978
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	2,484	—	2,484
Capitalized interest, premiums and discounts	265	14	279

Total on-balance sheet student loan acquisitions	7,276	1,197	8,473
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(2,484)	—	(2,484)
Capitalized interest and other—off-balance sheet securitized trusts	112	28	140

Total Managed student loan acquisitions	$4,904	$1,225	$6,129

	Nine months ended September 30, 2005
	FFELP	Private	Total
Preferred Channel	$12,229	$4,801	$17,030
Other commitment clients	395	—	395
Spot purchases	1,568	—	1,568
Consolidations from third parties	3,145	—	3,145
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	7,455	—	7,455
Acquisition of Idaho Transfer Corporation	43	—	43
Capitalized interest, premiums and discounts	1,011	(36)	975

Total on-balance sheet student loan acquisitions	25,846	4,765	30,611
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(7,455)	—	(7,455)
Capitalized interest and other—off-balance sheet securitized trusts	386	145	531

Total Managed student loan acquisitions	$18,777	$4,910	$23,687

	Nine months ended September 30, 2004
	FFELP	Private	Total
Preferred Channel	$10,624	$3,173	$13,797
Other commitment clients	266	45	311
Spot purchases	1,080	1	1,081
Consolidations from third parties	1,627	—	1,627
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	3,970	—	3,970
Capitalized interest, premiums and discounts	795	(5)	790

Total on-balance sheet student loan acquisitions	18,362	3,214	21,576
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(3,970)	—	(3,970)
Capitalized interest and other—off-balance sheet securitized trusts	396	95	491

Total Managed student loan acquisitions	$14,788	$3,309	$18,097

        For the three months ended September 30, 2005, net new student loan acquisitions resulting from consolidation activity was effectively neutral to the portfolio. For the nine months ended September 30, 2005, consolidation activity resulted in $514 million of net new student loan acquisitions. For the three and nine months ended September 30, 2004, consolidation activity resulted in $382 million and $128 million, respectively, of net new student loan acquisitions.

        As shown on the above table, off-balance sheet FFELP Stafford loans that consolidate with us become an on-balance sheet interest earning asset. This activity results in impairments of our Retained Interests in securitizations, but this is offset by an increase in on-balance sheet interest earning assets, for which we do not record an offsetting gain.

        The following table includes on-balance sheet asset information for our Lending business segment.

	September 30, 2005	December 31, 2004
FFELP Stafford and Other Student Loans	$22,354	$18,958
Consolidation Loans, net	51,194	41,603
Private Education Loans, net	8,079	5,420
Other loans, net	1,094	1,048
Investments(1)	6,014	8,914
Retained Interest in off-balance sheet securitized loans	2,330	2,315
Other(2)	3,919	4,792

Total assets	$94,984	$83,050

(1)
Investments include cash and cash equivalents, investments, restricted cash and investments, leveraged leases, and municipal bonds.

(2)
Other assets include accrued interest receivable, goodwill and acquired intangible assets and other non-interest earning assets.

Consolidation Loan Activity

        The following tables present the effect of Consolidation Loan activity on our Managed FFELP portfolio.

	Three months ended
	September 30, 2005			September 30, 2004
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP
Beginning Managed balance	$47,126	$55,875	$103,001	$48,223	$36,792	$85,015
Acquisitions	3,993	793	4,786	3,664	262	3,926
Incremental Consolidations from third parties	—	1,306	1,306	—	978	978
Internal Consolidations(2)	(5,250)	5,250	—	(3,410)	3,410	—
Consolidations to third parties	(979)	(320)	(1,299)	(497)	(96)	(593)
Repayments/claims/resales/other	(1,808)	(743)	(2,551)	(1,367)	(468)	(1,835)

Ending Managed balance	$43,082	$62,161	$105,243	$46,613	$40,878	$87,491

(1)
Other includes PLUS, SLS and HEAL loans.

(2)
Included in Internal Consolidations for the three months ended September 30, 2005 and 2004 were $3.2 billion and $2.5 billion respectively, of FFELP student loans in securitization trusts that were consolidated back on balance sheet.

	Nine months ended
	September 30, 2005			September 30, 2004
	FFELP Stafford and Other(3)	Consolidation Loans	Total FFELP	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP
Beginning Managed balance	$46,791	$49,165	$95,956	$45,554	$34,930	$80,484
Acquisitions	14,188	1,444	15,632	12,454	707	13,161
Incremental Consolidations from third parties	—	3,145	3,145	—	1,627	1,627
Internal Consolidations(4)	(11,090)	11,090	—	(5,219)	5,219	—
Consolidations to third parties	(1,952)	(660)	(2,612)	(1,263)	(227)	(1,490)
Repayments/claims/resales/other	(4,855)	(2,023)	(6,878)	(4,913)	(1,378)	(6,291)

Ending Managed balance	$43,082	$62,161	$105,243	$46,613	$40,878	$87,491

(3)
Other includes PLUS, SLS and HEAL loans.

(4)
Included in Internal Consolidations for the nine months ended September 30, 2005 and 2004 were $7.2 billion and $3.8 billion, respectively, of FFELP student loans in securitization trusts that were consolidated back on balance sheet.

Preferred Channel Originations

        We originated $7.2 billion and $16.8 billion in student loan volume through our Preferred Channel in the three and nine months ended September 30, 2005, respectively, versus $5.9 billion and $14.0 billion in the three and nine months ended September 30, 2004, respectively.

        In the third quarter of 2005, we grew our Preferred Channel Originations by 80 percent versus the year-ago quarter. For the nine months ended September 30, 2005, our internally marketed brands constitute 41 percent of our Preferred Channel Originations, up from 32 percent in the year-ago period. The pipeline of loans that we currently service and are committed to purchase was $6.2 billion and $6.4 billion at September 30, 2005 and 2004, respectively. The following tables further break down our Preferred Channel Originations by type of loan and source.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Preferred Channel Originations—Type of Loan
Stafford	$3,966	$3,655	$9,879	$8,914
PLUS	863	794	2,046	1,794

Total FFELP	4,829	4,449	11,925	10,708
Private	2,399	1,412	4,839	3,310

Total	$7,228	$5,861	$16,764	$14,018

Preferred Channel Originations—Source
Internally marketed brands	$3,430	$1,883	$6,869	$4,453
Lender partners	3,798	3,978	9,895	9,565

Total	$7,228	$5,861	$16,764	$14,018

        The following table summarizes the activity in our Managed portfolio of student loans for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Beginning balance	$116,500	$94,901	$107,438	$88,789
Acquisitions, including capitalized interest	8,352	6,129	23,687	18,097
Repayments, claims and other	(2,715)	(2,063)	(7,574)	(6,486)
Charge-offs to reserves and securitization trusts	(49)	(31)	(119)	(91)
Loans sales	(149)	(1)	(167)	(471)
Loans consolidated from SLM Corporation	(1,305)	(596)	(2,631)	(1,499)

Ending balance	$120,634	$98,339	$120,634	$98,339

DEBT MANAGEMENT OPERATIONS ("DMO") BUSINESS SEGMENT

        The following table includes the "core earnings" results of operations for our DMO business segment.

	Three months ended September 30,		% Increase (Decrease)	Nine months ended September 30,		% Increase (Decrease)
	2005	2004	2005 vs. 2004	2005	2004	2005 vs. 2004
Fee income	$93	$74	26%	$261	$224	17%
Collections revenue	42	5	740	119	5	2,280

Total fee and other income	135	79	71	380	229	66
Operating expenses	72	35	106	201	99	103

Income before income taxes and minority interest in net earnings of subsidiaries	63	44	43	179	130	38
Income tax expense	23	16	44	67	47	43

Income before minority interest in net earnings of subsidiaries	40	28	43	112	83	35
Minority interest in net earnings of subsidiaries	1	—	100	3	—	100

Net income	$39	$28	39%	$109	$83	31%

DMO Revenue by Product

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Purchase paper	$42	$5(2)	$119	$5(2)
Contingency:
Contingency—Student loans	66	68	195	194
Contingency—Other	9	4	28	10

Total contingency	75	72	223	204
Other	18	2	38	20

Total	$135	$79	$380	$229

USA Funds(1) business	$47	$45	$136	$147

% of total DMO	35%	58%	36%	64%

(1)
United Student Aid Funds, Inc. ("USA Funds")

(2)
Includes revenue attributed to AFS for the period from September 16 to September 30.

Fee Income and Collections Revenue

        On August 31, 2005, we acquired 100 percent of GRP Financial Services ("GRP"), a debt management company that acquires and manages portfolios of sub-performing and non-performing mortgage loans, substantially all of which are secured by one-to-four family residential real estate.

        DMO revenue for the three months ended September 30, 2005 increased by $56 million or 71 percent over the year-ago period, of which $39 million was generated by the purchase paper business of AFS, acquired in September 2004. DMO revenue increased by $151 million or 66 percent for the nine months ended September 30, 2005 over the year-ago period, of which $111 million was generated by the purchase paper business of AFS. Contingency fee income increased by $3 million, or 4 percent, to $75 million for the third quarter of 2005 versus the year-ago period. The growth in contingency fee revenues was primarily driven by the contingency business of AFS.

Purchase Paper—Non-Mortgage

	Three months ended September 30,		Nine months ended September 30,
	2005	2004(1)	2005	2004(1)
Face value of purchases	$330	$77	$1,746	$77
Purchase price	25	4	90	4
% of face value purchased	7.5%	5.1%	5.2%	5.1%
Gross Cash Collections ("GCC")	$61	$8	$179	$8
Purchase paper revenue	39	5	116	5
% of GCC	65%	63%	65%	63%
Carrying value of purchases	$81	$55	$81	$55

(1)
Includes revenue for AFS for the period from September 16 to September 30.

        The amount of face value purchased in any quarter is a function of a combination of factors including the average age of the portfolio, the type of receivable, and competition in the marketplace. As a result, the percentage of principal purchased will vary from quarter to quarter.

Purchase Paper—Mortgage/Properties

	Three months ended September 30,		Nine months ended September 30,
	2005(1)	2004	2005(1)	2004
Face value of purchases	$34	$—	$34	$—
Purchase paper revenue	3	—	3	—
Collateral value of purchases	42	—	42	—
Purchase price	32	—	32	—
% of collateral value	76%	—%	76%	—%
Carrying value of purchases	$238	$—	$238	$—

(1)
Includes results for GRP since the acquisition, which closed on August 31, 2005.

        The purchase price for sub-performing and non-performing mortgage loans is generally determined as a percentage of the collateral.

Contingency Inventory

        The following table presents the outstanding inventory of defaulted loans that are currently being serviced through our DMO business.

	September 30, 2005	December 31, 2004
Contingency:
Contingency—Student loans	$6,985	$6,869
Contingency—Other	2,106	1,756

Total	$9,091	$8,625

Operating Expenses

        Operating expenses for our DMO business segment increased by $37 million, or 106 percent, to $72 million for the three months ended September 30, 2005 versus the year-ago quarter, primarily due to the inclusion of AFS's expenses for a full quarter and GRP's expenses since the acquisition which closed August 31, 2005. AFS was acquired in mid-September 2004.

        At September 30, 2005 and December 31, 2004, the DMO business segment had total assets of $786 million and $519 million, respectively.

CORPORATE AND OTHER BUSINESS SEGMENT

        At September 30, 2005 and December 31, 2004, the Corporate and Other business segment had total assets of $550 million and $524 million, respectively.

        The following table includes "core earnings" results of operations for our Corporate and Other business segment.

	Three months ended September 30,		% Increase (Decrease)	Nine months ended September 30,		% Increase (Decrease)
	2005	2004	2005 vs. 2004	2005	2004	2005 vs. 2004
Fee income	$36	$33	9%	$94	$91	3%
Collections revenue	36	46	(22)	97	100	(3)

Total fee and other income	72	79	(9)	191	191	—
Operating expenses	82	70	17	233	207	13

Income (loss) before income taxes	(10)	9	(211)	(42)	(16)	(163)
Income tax expense (benefit)	(4)	3	(233)	(16)	(6)	(167)

Net income (loss)	$(6)	$6	(200)%	$(26)	$(10)	(160)%

Fee and Other Income

        The following table summarizes the components of fee and other income for our Corporate and Other business segment for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Guarantor servicing fees	$36	$33	$94	$91
Loan servicing fees	11	14	36	38
Other income	25	32	61	62

Total fee and other income	$72	$79	$191	$191

        USA Funds, the nation's largest guarantee agency, accounted for 79 percent and 81 percent, respectively, of guarantor servicing fees for the three months ended September 30, 2005 and 2004, and 82 percent and 85 percent, respectively, of guarantor servicing fees for the nine months ended September 30, 2005 and 2004. Overall, USA Funds accounted for 38 percent of consolidated fee and other income for the nine months ended September 30, 2005.

Operating Expenses

        Operating expenses for our Corporate and Other business segment include costs incurred to service loans for unrelated third parties and to perform guarantor servicing on behalf of guarantee agencies, and general and administrative expenses associated with these businesses. Operating expenses also include unallocated corporate overhead expenses which include centralized headquarters functions such as executive management, accounting and finance, human resources and marketing. Our corporate overhead also includes a portion of information technology expenses related to these functions. The increase in operating expenses over the prior quarter (which includes a $14 million net settlement in the CLC lawsuit) and the year-ago quarter can primarily be attributed to expenses associated with three new subsidiaries acquired in September 2004 and the fourth quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

        As fee based businesses, our DMO and Corporate and Other business segments are not capital intensive businesses and as such require less debt and equity capital to meet their business plans. Therefore, the following liquidity and capital resource discussion is concentrated on our Lending business segment.

        We depend on the debt capital markets to support our business plan. We have developed deep and diverse funding sources to ensure continued access to funding now that the GSE has been dissolved. Our main source of funding is student loan securitizations where we securitized $18.5 billion in student loans in nine transactions in the nine months ended September 30, 2005, versus $29.9 billion in twelve transactions in the year-ago period. The 2005 securitization volume is more indicative of future funding needs from securitization, as the first nine months of 2004 reflects additional funding to refinance outstanding GSE debt obligations in addition to ongoing financing needs of the business. Securitizations now comprise 67 percent of our financing, versus 69 percent at September 30, 2004. Our securitizations backed by FFELP loans are unique securities in the asset-backed class as they are backed by student loans with an explicit guarantee on 100 percent of principal and interest. This guarantee is subject to servicing compliance.

        Our other sources of liquidity include our $5 billion asset-backed commercial paper program (which had $5.0 billion and $3.6 billion outstanding at September 30, 2005 and December 31, 2004, respectively) and our $5 billion of unsecured revolving credit facilities (on which we have never drawn), as well as unsecured corporate debt and equity security issuances.

        The following tables present the ending balances of our Managed borrowings at September 30, 2005 and 2004 and average balances and average interest rates of our Managed borrowings for the three and nine months ended September 30, 2005 and 2004. The average interest rates include derivatives that are economically hedging the underlying debt, but do not qualify for hedge accounting treatment under SFAS No. 133. (See "BUSINESS SEGMENTS—Pre-tax differences Between 'Core Earnings' and GAAP—Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities.")

	As of September 30,
	2005			2004
	Ending Balance			Ending Balance
	Short Term	Long Term	Total Managed Basis	Short Term	Long Term	Total Managed Basis
GSE borrowings (unsecured)	$—	$—	$—	$1,491	$568	$2,059
SLM Corp borrowings (unsecured)	4,227	35,965	40,192	2,662	28,506	31,168
Indentured trusts (on-balance sheet)	425	3,455	3,880	248	803	1,051
Securitizations (on-balance sheet)	—	44,951	44,951	—	30,764	30,764
Securitizations (off-balance sheet)	—	43,372	43,372	—	47,265	47,265

Total	$4,652	$127,743	$132,395	$4,401	$107,906	$112,307

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
GSE borrowings (unsecured)	$—	—%	$4,513	2.91%	$—	—%	$12,824	2.16%
SLM Corp borrowings (unsecured)	39,302	4.13	30,663	2.46	36,746	3.72	27,056	2.06
Indentured trusts (on-balance sheet)	4,250	3.47	1,030	2.52	5,186	3.17	1,081	2.48
Securitizations (on-balance sheet)	41,338	3.90	32,036	1.81	37,627	3.43	25,966	1.58
Securitizations (off-balance sheet)	45,278	3.97	45,164	2.13	45,372	3.52	41,731	1.86

Total	$130,168	3.98%	$113,406	2.16%	$124,931	3.54%	$108,658	1.89%

Unsecured On-Balance Sheet Financing Activities

        The following table presents the senior unsecured credit ratings on our debt from major rating agencies.

	S&P	Moody's	Fitch
Short-term unsecured debt	A-1	P-1	F1+
Long-term unsecured debt	A	A2	A+

        The table below presents our unsecured on-balance sheet term funding by funding source for the three and nine months ended September 30, 2005 and 2004.

	Debt issued for the three months ended September 30,		Debt issued for the nine months ended September 30,		Outstanding at September 30,
	2005	2004	2005	2004	2005	2004
Convertible debentures	$—	$—	$—	$—	$1,991	$1,987
Retail notes	81	412	661	1,270	3,491	2,346
Foreign currency denominated(1)	1,151	188	2,150	4,011	6,933	4,611
Extendible notes	499	—	999	249	5,246	1,998
Global notes (Institutional)	3,281	1,148	4,465	5,885	20,726	16,719
Medium-term notes (Institutional)	—	—	—	—	1,803	3,233

Total	$5,012	$1,748	$8,275	$11,415	$40,190	$30,894

(1)
All foreign currency denominated notes are swapped back to U.S. dollars.

        In addition to the term issuances reflected in the table above, the Company also uses its commercial paper program for short-term liquidity purposes. The average balance of commercial paper outstanding during the three months ended September 30, 2005 and 2004 was $503 million and $272 million, respectively, and for the nine months ended September 30, 2005 and 2004 was $440 million and $106 million, respectively. The maximum daily amount outstanding for the three and nine months ended September 30, 2005 and 2004 was $2.8 billion and $274 million, respectively.

Contingently Convertible Debentures

        At September 30, 2005, we have approximately $2 billion Contingently Convertible Debentures ("Co-Cos") outstanding. The Co-Cos are convertible, under certain conditions, into shares of SLM common stock at an initial conversion price of $65.98. The investors generally can only convert the debentures if the Company's common stock has appreciated for a prescribed period to 130 percent of the conversion price, which would amount to $85.77, or if we call the debentures.

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

        The following table provides the historical effect of our Co-Cos on our common stock equivalents ("CSEs") and after-tax interest expense in connection with the retroactive implementation of EITF No. 04-8 for the 2005 and 2004 quarters:

			Three months ended
	Three months ended September 30, 2005
(in thousands)		Year ended December 31, 2004	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
CSE impact of Co-Cos (shares)	30,312	30,312	30,312	30,312	30,312	30,312
Co-Cos after-tax interest expense	$11,971	$21,405	$7,125	$5,622	$4,364	$4,294

        The table below outlines the effect of the Co-Cos on the numerators and denominators for the diluted EPS calculations for the three and nine months ended September 30, 2005 and 2004. The net effect of the Co-Cos on diluted EPS will vary with the period to period changes in net income of the Company.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator:
Net income attributable to common stock	$424,062	$353,703	$937,178	$1,254,344
Adjusted for debt expense of Co-Cos, net of taxes	11,971	5,622	30,887	14,280

Net income attributable to common stock, adjusted	$436,033	$359,325	$968,065	$1,268,624

Denominator:
Weighted-average shares used to compute basic EPS	417,235	435,764	419,205	439,430
Effect of dilutive securities:
Dilutive effect of stock options, deferred compensation, restricted stock units, ESPP, and equity forwards	11,251	8,379	11,705	8,581
Dilutive effect of Co-Cos	30,312	30,312	30,312	30,312

Dilutive potential common shares	41,563	38,691	42,017	38,893

Weighted-average shares used to compute diluted EPS	458,798	474,455	461,222	478,323

Net earnings per share:
Basic EPS	$1.02	$.81	$2.24	$2.85
Dilutive effect of stock options, deferred compensation, restricted stock units, ESPP, and equity forwards	(.03)	(.01)	(.06)	(.05)
Dilutive effect of Co-Cos	(.04)	(.04)	(.08)	(.15)

Diluted EPS	$.95	$.76	$2.10	$2.65

(1)
For the three months ended September 30, 2005 and 2004, securities of approximately 50 million shares and 4 million shares, respectively, and for the nine months ended September 30, 2005 and 2004, securities of approximately 19 million shares and 4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

Securitization Activities

Securitization Program

        The following table summarizes our securitization activity for the three and nine months ended September 30, 2005 and 2004. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three months ended September 30,
	2005				2004
	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %
FFELP Stafford and Other Student Loans	—	$—	$—	—%	2	$4,500	$64	1.4%
Consolidation Loans	—	—	—	—	—	—	—	—
Private Education Loans	—	—	—	—	—	—	—	—

Total securitizations—sales	—	—	$—	—%	2	4,500	$64	1.4%

Asset-backed commercial paper	—	—			—	—
Consolidation Loans	3	7,276			1	2,210

Total securitizations—financings	3	7,276			1	2,210

Total securitizations	3	$7,276			3	$6,710

	Nine months ended September 30,
	2005				2004
	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Amount Securitized	Pre-Tax Gain	Gain %
FFELP Stafford and Other Student Loans	2	$3,530	$50	1.4%	4	$10,002	$134	1.3%
Consolidation Loans	2	4,011	31.8		—	—	—	—
Private Education Loans	1	1,505	231	15.3	2	2,535	241	9.5

Total securitizations—sales	5	9,046	$312	3.4%	6	12,537	$375	3.0%

Asset-backed commercial paper	—	—			1	4,186
Consolidation Loans	4	9,502			5	13,224

Total securitizations—financings	4	9,502			6	17,410

Total securitizations	9	$18,548			12	$29,947

        The increase in the gain as a percentage of the amount securitized for the 2005 Private Education Loan securitization versus the prior year's transactions is primarily impacted by higher earnings spreads on the mix of loans securitized, improved funding spreads, and a decrease in the Constant Prepayment Rate ("CPR") assumption used in the calculation of the 2005 gains on sale.

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

	As of September 30, 2005		As of December 31, 2004
	Retained Interest Fair Value	Underlying Securitized Loan Balance	Retained Interest Fair Value	Underlying Securitized Loan Balance
FFELP Stafford and Other Student Loans	$782	$20,435	$1,037	$27,444
Consolidation Loans(1)	597	10,677	585	7,393
Private Education Loans	951	7,529	694	6,309

Total(2)	$2,330	$38,641	$2,316	$41,146

(1)
Includes $265 million and $399 million related to the fair value of the Embedded Floor Income as of September 30, 2005 and December 31, 2004, respectively. The decrease in the fair value of Embedded Floor Income is due to rising interest rates during the period.

(2)
Unrealized gains (pre-tax) included in accumulated other comprehensive income related to the Retained Interests totaled $429 million and $445 million as of September 30, 2005 and December 31, 2004, respectively.

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

        The following table summarizes the components of servicing and securitization revenue for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Servicing revenue	$79	$86	$250	$239
Securitization revenue, before Embedded Floor Income and impairment	68	66	203	168

Servicing and securitization revenue, before Embedded Floor Income and impairment	147	152	453	407
Embedded Floor Income	19	56	69	200
Less: Floor Income previously recognized in gain calculation	(11)	(37)	(50)	(127)

Net Embedded Floor Income	8	19	19	73

Servicing and securitization revenue, before impairment	155	171	472	480
Retained Interest impairment	(171)	(12)	(195)	(61)

Total servicing and securitization revenue	$(16)	$159	$277	$419

Average off-balance sheet student loans	$40,742	$42,230	$42,137	$39,787

Average balance of Retained Interest	$2,530	$2,397	$2,476	$2,435

Servicing and securitization revenue as a percentage of the average balance of off-balance sheet student loans (annualized)	(.16)%	1.49%	.88%	1.41%

        Servicing and securitization revenue is primarily driven by the average balance of off-balance sheet student loans and the amount of and the difference in the timing of Embedded Floor Income recognition on off-balance sheet student loans. Servicing and securitization revenue can also be negatively impacted by impairments of the value of our Retained Interest, caused primarily by the effect of higher than expected Consolidation Loan activity on FFELP Stafford student loan securitizations and the effect of market interest rates on the Embedded Floor Income included in the Retained Interest. When FFELP Stafford loans in a securitization trust consolidate, they are a prepayment to the trust resulting in a shorter average life. We use a CPR assumption to estimate the effect of trust prepayments from loan consolidation and other factors on the life of the trust. When consolidation activity is higher than forecasted, the Residual Interest asset can be impaired and the yield used to recognize subsequent income from the trust is negatively impacted. The majority of the consolidations bring the loans back on-balance sheet so we retain the value of the asset on-balance sheet versus in the trust.

        For the three months ended September 30, 2005 and 2004, we recorded impairments to the Retained Interests of $171 million and $12 million, respectively. For the nine months ended September 30, 2005 and 2004, we recorded impairments to the Retained Interests of $195 million and $61 million, respectively. These impairment charges were primarily the result of continued record levels of consolidation activity and an increase in future CPR assumptions used to value the Residual Interest, which reflects our view that there will be continued strong demand for Consolidation Loans. In the third quarter of 2005, FFELP Stafford loans prepaid faster than projected due to the record amount of Consolidation Loan applications received in the second quarter of 2005 that were processed through our securitizations in the third quarter of 2005. This surge in Consolidation Loan activity was due to FFELP Stafford borrowers locking in lower interest rates by consolidating their loans prior to the July 1 interest rate reset for FFELP Stafford loans. The level and timing of Consolidation Loan activity is highly volatile, and in response we will continue to review and, if necessary, revise our estimates of the effects of Consolidation Loan activity on our Retained Interests. We updated our FFELP Stafford CPR assumptions in the third quarter of 2005 as follows:

Year	As of September 30, 2005	As of December 31, 2004
2005	30%	20%
2006	20%	15%
2007	15%	6%
Thereafter	10%	6%

        In 2004, our Retained Interests were also impaired by the effect of higher market interest rates on the Embedded Floor Income. The impairments are recorded as a reduction in securitization revenue. The level and timing of Consolidation Loan activity remains highly volatile which may result in an additional impairment recorded in future periods if Consolidation Loan activity remains higher than projected.

Interest Rate Risk Management

Asset and Liability Funding Gap

        The tables below present our assets and liabilities (funding) arranged by underlying indices as of September 30, 2005. The difference between the asset and the funding is the funding gap, which represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective SFAS No. 133 hedges (those derivatives which are reflected in net interest margin, as opposed to in the gains (losses) on derivative and hedging activities).

  GAAP Basis

Index	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
(Dollars in billions)
3 month commercial paper	daily	$59.4	$—	$59.4
3 month Treasury bill	weekly	9.7	.3	9.4
Prime	annual	1.0	—	1.0
Prime	quarterly	1.4	—	1.4
Prime	monthly	5.7	—	5.7
PLUS Index	annual	2.8	—	2.8
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	1.6	72.9	(71.3)
1-month LIBOR	monthly	—	2.5	(2.5)
CMT/CPI index	monthly/quarterly	—	1.9	(1.9)
Non discreet reset(2)	monthly	—	8.2	(8.2)
Non discreet reset(3)	daily/weekly	4.2	—	4.2
Fixed Rate(4)		10.5	10.5	—

Total		$96.3	$96.3	$—

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

Index	Frequency of Variable Resets	Assets	Funding(5)	Funding Gap
(Dollars in billions)
3 month commercial paper	daily	$79.3	$16.4	$62.9
3 month Treasury bill	weekly	20.1	19.4	.7
Prime	annual	1.0	—	1.0
Prime	quarterly	7.3	5.5	1.8
Prime	monthly	6.4	1.2	5.2
PLUS Index	annual	4.5	4.6	(.1)
3-month LIBOR	daily	—	65.8	(65.8)
3-month LIBOR	quarterly	1.5	5.2	(3.7)
1-month LIBOR	monthly	.1	2.5	(2.4)
Non discreet reset(6)	monthly	—	8.5	(8.5)
Non discreet reset(7)	daily/weekly	9.0	—	9.0
Fixed Rate(8)		9.3	9.4	(.1)

Total		$138.5	$138.5	$—

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

Interest Rate Gap Analysis

        In the table below, the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at September 30, 2005 and is not necessarily reflective of positions that existed throughout the period.

	Interest Rate Sensitivity Period
	3 months or less	3 months to 6 months	6 months to 1 year	1 to 2 years	2 to 5 years	Over 5 years
Assets
Student loans	$78,105	$108	$3,336	$10	$64	$3
Other loans	205	43	84	14	13	735
Cash and investments, including restricted	4,374	125	180	160	1,130	511
Other assets	1,865	110	221	281	564	4,079

Total assets	84,549	386	3,821	465	1,771	5,328

Liabilities and Stockholders' Equity
Short-term borrowings	4,132	—	520	—	—	—
Long-term borrowings	60,453	25	—	1,488	10,469	12,064
Other liabilities	486	—	—	—	—	2,845
Minority interest in subsidiaries	—	—	—	—	—	14
Stockholders' equity	—	—	—	—	—	3,824

Total liabilities and stockholders' equity	65,071	25	520	1,488	10,469	18,747

Period gap before adjustments	19,478	361	3,301	(1,023)	(8,698)	(13,419)
Adjustments for Derivatives and Other Financial Instruments
Interest rate swaps	(17,588)	2,050	(5,195)	99	8,675	11,959
Impact of securitized student loans	(1,954)	—	1,954	—	—	—

Total derivatives and other financial instruments	(19,542)	2,050	(3,241)	99	8,675	11,959

Period gap	$(64)	$2,411	$60	$(924)	$(23)	$(1,460)

Cumulative gap	$(64)	$2,347	$2,407	$1,483	$1,460	$—

Ratio of interest-sensitive assets to interest-sensitive liabilities	128.0%	1,104.0%	692.3%	12.4%	11.5%	10.3%

Ratio of cumulative gap to total assets	(.1)%	2.4%	2.5%	1.5%	1.5%	—%

Weighted Average Life

        The following table reflects the weighted average life for our Managed earning assets and liabilities at September 30, 2005.

(Averages in years)	On-Balance Sheet	Off-Balance Sheet	Managed
Earning assets
Student loans	9.3	4.7	8.9
Other loans	7.6	—	7.6
Cash and investments	1.5	.1	.8

Total earning assets	8.7	4.1	8.2

Borrowings
Short-term borrowings	.5	—	.5
Long-term borrowings	7.1	4.7	6.3

Total borrowings	6.7	4.7	6.1

        The longer average life for student loans on-balance sheet versus off-balance sheet is due to the higher percentage of Consolidation Loans on-balance sheet plus the higher percentage of loans in-school.

        Long-term debt issuances likely to be called have been categorized according to their call dates rather than their maturity dates. Long-term debt issuances which are putable by the investor are categorized according to their put dates rather than their maturity dates.

COMMON STOCK

        The following table summarizes our common share repurchases, issuances and equity forward activity for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
(Shares in millions)
	2005	2004	2005	2004
Common shares repurchased:
Open market	—	—	—	.5
Equity forwards	2.9	11.4	9.4	24.8
Benefit plans(1)	.5	.1	1.0	1.0

Total shares repurchased	3.4	11.5	10.4	26.3

Average purchase price per share	$50.12	$38.91	$49.67	$36.21

Common shares issued	1.8	1.8	5.3	7.9

Equity forward contracts:
Outstanding at beginning of period	51.7	47.2	42.8	43.5
New contracts	1.4	12.3	16.8	29.4
Exercises	(2.9)	(11.4)	(9.4)	(24.8)

Outstanding at end of period	50.2	48.1	50.2	48.1

Authority remaining at end of period to repurchase or enter into equity forwards(2)	19.0	8.4	19.0	8.4

(1)
Includes shares withheld from stock option exercises and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)
In October 2004, the Board authorized an additional 30 million shares for repurchase.

        As of September 30, 2005, the expiration dates and purchase prices for outstanding equity forward contracts were as follows:

Year of maturity	Outstanding contracts	Range of purchase prices	Average purchase price
	(Shares in millions)
2007	9.5	$50.47	$50.47
2008	7.9	50.47	50.47
2009	16.0	50.47	50.47
2010	16.8	47.09 – 51.22	48.76

	50.2		$49.90

        The closing price of the Company's common stock on September 30, 2005 was $53.64.

RECENT DEVELOPMENTS

Higher Education Act Reauthorization

        The relevant committees of the House and Senate have each passed bills to reauthorize the Higher Education Act ("HEA"). We anticipate that each of these bills will eventually be moved to the floor of each body for approval, with a House/Senate conference then negotiating the terms of the final law. Depending on whether the current budget reconciliation process stands, final passage of HEA reauthorization could take place as part of budget reconciliation, or as a stand-alone bill.

        The House Education and the Workforce Committee originally reported its HEA reauthorization bill, H.R. 609, in July. We provided a summary of that bill's major provisions in our Quarterly Report on Form 10-Q for the second quarter of 2005. The July mark-up took place in the context of a reconciliation budget instruction to the Committee of $12.6 billion in savings for all areas in its jurisdiction, which was part of an overall entitlement savings goal of $35 billion. However, as part of an effort to achieve additional spending cuts, the House Education and Workforce Committee met on October 26, 2005, and reported legislation to achieve total savings of $20 billion, of which $14.5 billion comes from the student loan programs. In addition to the savings from H.R. 609, the House budget legislation includes the following provisions:

  •
  Increase in lender origination fee from 0.5 percent to 1 percent.

  •
  Charge a borrower origination fee of 1 percent on all Consolidation Loans.  This provision replaced the 0.5 percent fee on fixed rate Consolidation Loans in H.R. 609.

  •
  Reduce retention on "regular" collections from 23 percent to 20 percent.  This would apply primarily to cash collections versus the rehabilitations and consolidations which have already been addressed in earlier versions of the bill.

  •
  Eliminate mandatory spending for direct loan administrative costs.  This provision would shift existing spending from the "mandatory" to the "discretionary" budget category.

        The House budget legislation, known as "reconciliation," is likely to be considered by the full House during the week of November 7th.

        On November 3, 2005, the Senate passed its version of the omnibus budget reconciliation bill, which included HEA reauthorization. The Senate HEA provisions share some provisions with the House bill, but also differed in a number of important ways. The major provisions of the Senate bill affecting Sallie Mae are as follows:

  •
  Key provisions similar to House bill: the Senate bill's provisions on loan limit increases, lender rebate of floor income, Guaranty agency compensation for collections, fix to PLUS/SAP gap, and repeal of the single holder are all similar to the House bill's approach.

  •
  Borrower Interest Rates and Consolidation: Borrower interest rates would shift from the current variable rate structure to fixed rates. New Stafford loans would be fixed at 6.8 percent, PLUS at 8.5 percent; consolidation is fixed at the average of the underlying rates. The basic lender SAP rate would remain unchanged. This contrasts with the House bill, which would maintain a variable rate structure on Stafford and PLUS loans.

  •
  Origination Fees: Mandates a one percent FFELP Guaranty Fee, similar to House bill. Reduces the three percent FFELP lender Origination Fee to two percent in 2007 and completely eliminates the origination fees in 2011. Gives the Direct Loan Program authority to discount its Origination Fees. Increases lender origination fee on Consolidation Loans to one percent.

  •
  Risk Sharing and Exceptional Performer. Changes government insurance on new loans to 97 percent from current 98 percent; ends the Exceptional Performer program, which has provided Sallie Mae and other qualifying servicers 100 percent insurance.

  •
  9.5% SAP: makes permanent the existing ban on "transferring" and "refunding" practices that have been used to grow and extend the life of 9.5 percent SAP portfolios. Does not end "recycling" as the House bill does.

  •
  Need-based grant aid: Creates two major new needs-based grant programs ($8.0 billion expense over 5 years).

  •
  PLUS expansion: Expands PLUS (at fixed 8.5 percent rate) to graduate and professional students.

  •
  School-As-Lender: Allows no new schools to participate (if not participating August 31, 2005); places new restrictions on existing participants, including holding loans to grace.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

        The effect of short-term movements in interest rates on our results of operations and financial position has been limited through our interest rate risk management. The following tables summarize the effect on earnings for the three and nine months ended September 30, 2005 and 2004 and the effect on fair values at September 30, 2005 and December 31, 2004, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant.

	Three months ended September 30,
	2005				2004
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions, except per share amounts)
	$	%	$	%	$	%	$	%
Effect on Earnings
Increase/(decrease) in pre-tax net income before gains (losses) on derivative and hedging activities(1)	$2	1%	$(8)	(5)%	$14	6%	$44	19%
Unrealized gains (losses) on derivative and hedging activities	243	60	437	107	268	118	576	254

Increase in net income before taxes	$245	42%	$429	74%	$282	62%	$620	137%

Increase in diluted earnings per common share	$.35	37%	$.62	65%	$.387	51%	$.857	113%

	Nine months ended September 30,
	2005				2004
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions, except per share amounts)
	$	%	$	%	$	%	$	%
Effect on Earnings
Increase/(decrease) in pre-tax net income before gains (losses) on derivative and hedging activities(1)	$16	2%	$24	2%	$23	3%	$111	12%
Unrealized gains (losses) on derivative and hedging activities	243	50	437	90	268	30	576	65

Increase in net income before taxes	$259	18%	$461	31%	$291	16%	$687	38%

Increase in diluted earnings per common share	$.38	18%	$.70	33%	$.409	15%	$.979	37%

(1)
"Increase/(decrease) in pre-tax net income before "gains (losses) on derivative and hedging activities" includes stress of Series B Preferred Stock.

	At September 30, 2005
		Interest Rates:
		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions)	Fair Value
		$	%	$	%
Effect on Fair Values
Assets
Student loans	$84,665	$(260)	—%	$(472)	(1)%
Other earning assets	7,614	(62)	(1)	(179)	(2)
Other assets	7,120	(422)	(6)	(600)	(8)

Total assets	$99,399	$(744)	(1)%	$(1,251)	(1)%

Liabilities
Interest bearing liabilities	$89,384	$(1,451)	(2)%	$(3,635)	(4)%
Other liabilities	3,331	816	25	2,558	77

Total liabilities	$92,715	$(635)	(1)%	$(1,077)	(1)%

	At December 31, 2004
		Interest Rates:
		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions)	Fair Value
		$	%	$	%
Effect on Fair Values
Assets
Student loans	$67,431	$(315)	—%	$(636)	(1)%
Other earning assets	10,285	(120)	(1)	(333)	(3)
Other assets	7,878	(652)	(8)	(1,154)	(15)

Total assets	$85,594	$(1,087)	(1)%	$(2,123)	(2)%

Liabilities
Interest bearing liabilities	$78,295	$(1,202)	(2)%	$(3,356)	(4)%
Other liabilities	2,798	276	10	1,503	54

Total liabilities	$81,093	$(926)	(1)%	$(1,853)	(2)%

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

        During the three and nine months ended September 30, 2005 and 2004, certain FFELP student loans were earning Floor Income and we locked in a portion of that Floor Income through the use of futures and Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

        In the above table, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our off-balance sheet hedged Consolidation Loan securitizations and the related Embedded Floor Income recognized as part of the gain on sale, which results in no change in the Embedded Floor Income as a result of the increase in rates but does result in a decrease in payments on the written Floor contracts (ii) our unhedged on-balance sheet loans not currently having significant Floor Income due to the recent increase in interest rates, which results in these loans being more variable rate in nature and (iii) a portion of our fixed rate assets being funded with variable debt. The first two items together will generally cause income to increase when interest rates increase from a low interest rate environment, whereas, the third item will offset this increase. In the 300 basis point scenario for the three months ended September 30, 2005 the first two items had little impact allowing the third item to cause a net decrease in income.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our President and Chief Executive Officer and Executive Vice President, Finance, Accounting and Risk Management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2005. Based on this evaluation, our President and Chief Executive Officer and Executive Vice President, Finance, Accounting and Risk Management, concluded that, as of September 30, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to our management, including our President and Chief Executive Officer and Executive Vice President, Finance, Accounting and Risk Management, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        The following table summarizes the Company's common share repurchases during the third quarter of 2005 pursuant to the stock repurchase program first authorized in September 1997 by the Board of Directors. Since the inception of the program, which has no expiration date, the Board of Directors has authorized the purchase of up to 307.5 million shares as of September 30, 2005.

(Common shares in millions)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Period:
July 1 – July 31, 2005	3.0	$50.48	3.0	20.5
August 1 – August 31, 2005	.3	46.86	.3	19.0
September 1 – September 30, 2005	.1	49.94	.1	19.0

Total third quarter	3.4	$50.12	3.4

(1)
The total number of shares purchased includes: i) shares purchased under the stock repurchase program discussed above, and ii) shares purchased in connection with the exercise of stock options and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs (which combined totaled .5 million shares for the third quarter of 2005).

(2)
Reduced by outstanding equity forward contracts.

Item 3.    Defaults Upon Senior Securities

        Nothing to report.

Item 4.    Submission of Matters to a Vote of Security Holders

        Nothing to report.

Item 5.    Other Information

        Nothing to report.

Item 6.    Exhibits

        The following exhibits are furnished or filed, as applicable:

10.23	Employment Agreement between Registrant and Thomas J. Fitzpatrick, President and Chief Executive Officer, effective as of June 1, 2005
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION (Registrant)
By:	/s/ C. E. ANDREWS C. E. Andrews Executive Vice President, Finance, Accounting and Risk Management (Principal Accounting Officer and Duly Authorized Officer)

Date: November 8, 2005

QuickLinks

SLM CORPORATION FORM 10-Q INDEX September 30, 2005
PART I. FINANCIAL INFORMATION
SLM CORPORATION CONSOLIDATED BALANCE SHEETS (Dollars and shares in thousands, except per share amounts)
SLM CORPORATION CONSOLIDATED STATEMENTS OF INCOME (Dollars and shares in thousands, except per share amounts)
SLM CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except share and per share amounts) (Unaudited)
SLM CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
SLM CORPORTION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Information at September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 is unaudited) (Dollars and shares in thousands, except per share amounts, unless otherwise noted)
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Three and nine months ended September 30, 2005 and 2004 (Dollars in millions, except per share amounts, unless otherwise stated)
PART II. OTHER INFORMATION
SIGNATURES