Form 10-K
period 2005-12-31
SLM CORP
filed 2006-03-09
CIK 1032033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Floating Rate Non-Cumulative Preferred Stock, Series B, par value $.20 per share

Name of Exchange on which Listed:

New York Stock Exchange

Medium Term Notes, Series A, CPI-Linked Notes due 2017

Medium Term Notes, Series A, CPI-Linked Notes due 2018

6% Senior Notes due December 15, 2043

Name of Exchange on which Listed:

New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $21,093,319,968 (based on closing sale price of $50.80 per share as reported for the New York Stock Exchange—Composite Transactions).

As of February 28, 2006, there were 413,544,742 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the registrant’s Annual Meeting of Shareholders scheduled to be held May 18, 2006 are incorporated by reference into Part III of this Report.

This report contains forward-looking statements and information that are based on management’s current expectations as of the date of this document. When used in this report, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in these laws and regulations, which may reduce the volume, average term and costs of yields on student loans under the Federal Family Education Loan Program (“FFELP”) or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to SLM Corporation, more commonly known as Sallie Mae, and its subsidiaries (collectively, “the Company”). In addition, a larger than expected increase in third party consolidations of our FFELP loans could materially adversely affect our results of operations. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; incorrect estimates or assumptions by management in connection with the preparation of our consolidated financial statements; changes in the composition of our Managed FFELP and Private Education Loan portfolios; a significant decrease in our common stock price, which may result in counterparties terminating equity forward positions with us, which, in turn, could have a materially dilutive effect on our common stock; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans; losses from loan defaults; changes in prepayment rates and credit spreads; and changes in the demand for debt management services and new laws or changes in existing laws that govern debt management services.

GLOSSARY

Listed below are definitions of key terms that are used throughout this document. See also APPENDIX A, “FEDERAL FAMILY EDUCATION LOAN PROGRAM,” for a further discussion of the FFELP.

Borrower Benefits—Borrower Benefits are financial incentives offered to borrowers who qualify based on pre-determined qualifying factors, which are generally tied directly to making on-time monthly payments. The impact of Borrower Benefits is dependent on the estimate of the number of borrowers who will eventually qualify for these benefits and the amount of the financial benefit offered to the borrower. We occasionally change Borrower Benefits programs in both amount and qualification factors. These programmatic changes must be reflected in the estimate of the Borrower Benefits discount.

Consolidation Loans—Under both the FFELP and the William D. Ford Federal Direct Student Loan Program (“FDLP”), borrowers with eligible student loans may consolidate them into one note with one lender and convert the variable interest rates on the loans being consolidated into a fixed rate for the life of the loan. The new note is considered a Consolidation Loan. Typically a borrower can consolidate his student loans only once unless the borrower has another eligible loan to consolidate with the existing Consolidation Loan. FFELP Consolidation Loan borrowers can reconsolidate their FFELP Consolidation Loan into a FDLP Consolidation Loan under certain conditions. The borrower rate on a Consolidation Loan is fixed for the term of the loan and is set by the weighted-average interest rate of the loans being consolidated, rounded up to the nearest 1/8th of a percent, not to exceed 8.25 percent. In low interest rate environments, Consolidation Loans provide an attractive refinancing opportunity to certain borrowers because they allow borrowers to consolidate variable rate loans into a long-term fixed rate loan. Holders of Consolidation Loans are eligible to earn interest under the Special Allowance Payment (“SAP”) formula (see definition below).

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

Direct Loans—Student loans originated directly by ED under the FDLP.

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

Exceptional Performer (“EP”) Designation—The EP designation is determined by ED in recognition of a servicer meeting certain performance standards set by ED in servicing FFELP loans. Upon receiving the EP designation, the EP servicer receives 100 percent reimbursement on default claims (99 percent reimbursement on default claims filed after July 1, 2006) on federally guaranteed student loans for all loans serviced for a period of at least 270 days before the date of default and will no longer be subject to the two percent Risk Sharing (see definition below) on these loans. The EP servicer is entitled to receive this benefit as long as it remains in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria. The annual assessment is in part based upon subjective factors which alone may form the basis for an ED determination to withdraw the designation. If the designation is withdrawn, the two percent Risk Sharing may be applied retroactively to the date of the occurrence that resulted in noncompliance.

FDLP—The William D. Ford Federal Direct Student Loan Program.

FFELP—The Federal Family Education Loan Program, formerly the Guaranteed Student Loan Program.

FFELP Stafford and Other Student Loans—Education loans to students or parents of students that are guaranteed or reinsured under the FFELP. The loans are primarily Stafford loans but also include PLUS and HEAL loans.

Fixed Rate Floor Income—We refer to Floor Income (see definition below) associated with student loans whose borrower rate is fixed to term (primarily Consolidation Loans) as Fixed Rate Floor Income.

Floor Income—FFELP student loans originated prior to July 1, 2006 earn interest at the higher of a floating rate based on the Special Allowance Payment or SAP formula (see definition below) set by ED and the borrower rate, which is fixed over a period of time. We generally finance our student loan portfolio with floating rate debt over all interest rate levels. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, our student loans earn at a fixed rate while the interest on our floating rate debt continues to decline. In these interest rate environments, we earn additional spread income that we refer to as Floor Income. Depending on the type of the student loan and when it was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. As a result, for loans where the borrower rate is fixed to term, we may earn Floor

Income for an extended period of time, and for those loans where the borrower interest rate is reset annually on July 1, we may earn Floor Income to the next reset date.

The following example shows the mechanics of Floor Income for a typical fixed rate Consolidation Loan originated after July 1, 2005 (with a commercial paper-based SAP spread of 2.64 percent):

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

Graphic Depiction of Floor Income:

Floor Income Contracts—We enter into contracts with counterparties under which, in exchange for an upfront fee representing the present value of the Floor Income that we expect to earn on a notional amount of underlying student loans being economically hedged, we will pay the counterparties the Floor Income earned on that notional amount over the life of the Floor Income Contract. Specifically, we agree to pay the counterparty the difference, if positive, between the fixed borrower rate less the SAP (see definition below) spread and the average of the applicable interest rate index on that notional amount, regardless of the actual balance of underlying student loans, over the life of the contract. The contracts generally do not extend over the life of the underlying student loans. This contract effectively locks in the amount of Floor Income we will earn over the period of the contract. Floor Income Contracts are not considered effective hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and each quarter we must record the change in fair value of these contracts through income.

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

Private Education Loans—Education loans to students or parents of students that are not guaranteed or reinsured under the FFELP or any other federal student loan program. Private Education Loans include loans for traditional higher education, undergraduate and graduate degrees, and for alternative education, such as career training, private kindergarten through secondary education schools and tutorial schools. Traditional higher education loans have repayment terms similar to FFELP loans, whereby repayments begin after the borrower leaves school. Repayment for alternative education or career training loans generally begins immediately.

Privatization Act—The Student Loan Marketing Association Reorganization Act of 1996.

Reauthorization Legislation—The Higher Education Reconciliation Act of 2005, which reauthorized the student loan programs provisions of the HEA and generally becomes effective as of July 1, 2006. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—OTHER RELATED EVENTS AND INFORMATION—Reauthorization.”

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

Risk Sharing—When a FFELP loan defaults, the federal government guarantees 98 percent of the principal balance (97 percent on loans disbursed after July 1, 2006) plus accrued interest and the holder of the loan generally must absorb the two percent (three percent after July 1, 2006) not guaranteed as a Risk Sharing loss on the loan. FFELP student loans acquired after October 1, 1993 are subject to Risk Sharing on loan default claim payments unless the default results from the borrower’s death, disability or bankruptcy. FFELP loans serviced by a servicer that has EP designation from ED are not subject to Risk Sharing.

Special Allowance Payment (“SAP”)—FFELP student loans originated prior to July 1, 2006 generally earn interest at the greater of the borrower rate or a floating rate determined by reference to the average of the applicable floating rates (91-day Treasury bill rate or commercial paper) in a calendar quarter, plus a fixed spread that is dependent upon when the loan was originated and the loan’s repayment status. If the resulting floating rate exceeds the borrower rate, ED pays the difference directly to us. This payment is referred to as the Special Allowance Payment or SAP and the formula used to determine the floating rate is the SAP formula. We refer to the fixed spread to the underlying index as the SAP spread. SAP are available on variable rate PLUS Loans and SLS Loans only if the variable rate, which is reset annually, exceeds the applicable maximum borrower rate. Effective July 1, 2006, this limitation on SAP for PLUS loans made on and after January 1, 2000 is repealed.

Title IV Programs and Title IV Loans—Student loan programs created under Title IV of the HEA, including the FFELP and the FDLP, and student loans originated under those programs, respectively.

Variable Rate Floor Income—For FFELP Stafford student loans originated prior to July 1, 2006 whose borrower interest rate resets annually on July 1, we may earn Floor Income or Embedded Floor Income (see definitions above) based on a calculation of the difference between the borrower rate and the then current interest rate. We refer to this as Variable Rate Floor Income because Floor Income is earned only through the next reset date.

Wind-Down—The dissolution of the GSE under the terms of the Privatization Act (see definition above).

PART I.

Item 1.                        Business

INTRODUCTION TO SLM CORPORATION

SLM Corporation, more commonly known as Sallie Mae, is the market leader in education finance. SLM Corporation is a holding company that operates through a number of subsidiaries. (References in this annual report to “the Company” refer to SLM Corporation and its subsidiaries). At December 31, 2005, we had approximately 11,000 employees.

We were formed 33 years ago as the Student Loan Marketing Association, a federally chartered government-sponsored enterprise (the “GSE”), with the goal of furthering access to higher education by providing a secondary market for student loans. On December 29, 2004, we completed a privatization process that began in 1996 with the passage of the Privatization Act by defeasing the GSE’s remaining debt obligations and dissolving its federal charter.

We are the largest private source of funding, delivery and servicing support for education loans in the United States primarily, through our participation in the Federal Family Education Loan Program (“FFELP”). We originate, acquire and hold student loans, with the net interest income and gains on the sales of student loans in securitization being the primary source of our earnings. We also earn fees for pre-default and post-default receivables management services. We have structured the Company to be the premier player in every phase of the student loan life cycle—from originating and servicing student loans to default aversion and debt management of delinquent and defaulted student loans. We also provide a wide range of financial services, processing capabilities and information technology to meet the needs of educational institutions, lenders, students and their families, and guarantee agencies.

In the education finance marketplace, we believe that what distinguishes us from our competition is the breadth and sophistication of the products and services we offer to colleges, universities and students. In addition to student loans, these offerings include the streamlining of the financial aid process through university-branded websites, tuition payment plans, call centers and other solutions that support the financial aid office.

In recent years we have diversified our business through the acquisition of several companies that provide receivables management and debt collection services. Initially these acquisitions were concentrated in the student loan industry, with General Revenue Corporation (“GRC”) and Pioneer Credit Recovery (“PCR”), both purchased in 2002. In 2004 we acquired a majority stake in AFS Holdings, LLC, the parent company of Arrow Financial Services, LLC (collectively, “AFS”), a debt management company that purchases and services distressed debt in several industries including and outside of education receivables. In 2005, we acquired GRP/AG Holdings, LLC (“GRP”), a debt management company that acquires and manages portfolios of sub-performing and non-performing mortgage loans.

BUSINESS SEGMENTS

We provide our array of credit products and related services to the higher education and consumer credit communities and others through two primary business segments: our Lending business segment and our Debt Management Operations business segment, or DMO. These defined business segments operate in distinct business environments and have unique characteristics and face different opportunities and challenges. They are considered reportable segments under The Financial Accounting Standards Board’s (“FASB’s”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” based on quantitative thresholds applied to the Company’s financial statements. In addition, within our Corporate and Other business segment, we provide a number of complementary products and services to financial aid offices and schools that are managed within smaller operating segments, the most prominent being our Guarantor Servicing and Loan Servicing businesses. In accordance with SFAS No. 131, we include in Note 18 to our consolidated financial statements, “Segment Reporting,” separate financial information about our operating segments.

Management, including the Company’s chief operating decision maker, evaluates the performance of the Company’s operating segments based on their profitability as measured by “core earnings.” Accordingly, we provide information regarding the Company’s reportable segments in this report based on “core earnings.” “Core earnings” are the primary financial performance measures used by management to develop the Company’s financial plans, track results, and establish corporate performance targets and incentive compensation. While “core earnings” are not a substitute for reported results under generally accepted accounting principles in the United States (“GAAP”), the Company relies on “core earnings” in operating its business because “core earnings” permit management to make meaningful period-to-period comparisons of the operational and performance indicators that are most closely assessed by management. Management believes this information provides additional insight into the financial performance of the core business activities of our operating segments. (See Management’s Discussion and Analysis OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—BUSINESS SEGMENTS” for a detailed discussion of our “core earnings,” including a table that summarizes the pre-tax differences between “core earnings” and GAAP by business segment and the limitations to this presentation.)

We generate most of our earnings in our Lending business from the spread between the yield we receive on our Managed portfolio of student loans and the cost of funding these loans less the provisions for loan losses. We incur servicing, selling and administrative expenses in providing these products and services, and provide for loan losses. On our income statement, prepared in accordance with GAAP, this spread income is reported as “net interest income” for on-balance sheet loans, and “gains on student loan securitizations” and “servicing and securitization revenue” for off-balance sheet loans in which we maintain a Retained Interest. Total Managed revenues for this segment were $2.1 billion in 2005.

In our DMO business, we earn fee revenue for portfolio management, debt collection and default prevention services on a contingent fee basis concentrated mainly in the education finance marketplace. We also purchase delinquent and defaulted consumer and mortgage receivables through AFS and GRP and earn revenues from collections on these portfolios. Total revenues from the DMO business were $527 million in 2005.

We recently opened a subsidiary of AFS in the United Kingdom, called Arrow Global Ltd. Through this subsidiary, we expect to begin purchasing receivables in Europe—principally charged-off consumer receivables—in 2006.

LENDING BUSINESS SEGMENT

In our Lending business segment, we originate and acquire both federally guaranteed student loans, which are administered by the U.S. Department of Education (“ED”), and Private Education Loans, which are not federally guaranteed. Borrowers use Private Education Loans primarily to supplement guaranteed loans in meeting the cost of education. We manage the largest portfolio of FFELP and Private Education Loans in the student loan industry, serving nine million borrowers through our ownership and management of $122.5 billion in Managed student loans, of which $106.1 billion or 87 percent are federally insured. We serve a diverse range of clients that includes over 6,000 educational and financial institutions and state agencies. We also market student loans, both federal and private, directly to the consumer. We are the largest servicer of FFELP student loans, servicing a portfolio of $108.1 billion of FFELP student loans and $18.8 billion of Private Education Loans. In addition to education lending, we also originate mortgage and consumer loans with the intent of selling most of these loans. In 2005 we originated $2 billion in mortgage and consumer loans. Our mortgage and consumer loan portfolio totaled $594 million at December 31, 2005, of which $215 million are mortgages in the held-for-sale portfolio.

Student Lending Marketplace

The following chart shows the estimated sources of funding for attending two-year and four-year colleges for the academic year (“AY”) ended June 30, 2006 (AY 2005-2006). Approximately 39 percent of the funding comes from federally guaranteed student loans and Private Education Loans. The parent/student contribution comes from savings/investments, current period earnings and other loans obtained without going through the normal financial aid process.

Sources of Funding for College Attendance – AY 2005-2006(1)
Total Projected Cost – $222 Billion
(dollars in billions)

(1)                 Source: Based on estimates by Octameron Associates, “Don’t Miss Out,” 29th Edition, by College Board, “2005 Trends in Student Aid” and Sallie Mae. Includes tuition, room, board, transportation and miscellaneous costs for two and four year college degree-granting programs.

Federally Guaranteed Student Lending Programs

There are two competing programs that provide student loans where the ultimate credit risk lies with the federal government: the FFELP and the Federal Direct Lending Program (“FDLP”). FFELP loans are provided by private sector institutions and are ultimately guaranteed by ED. FDLP loans are funded by taxpayers and provided to borrowers directly by ED on terms similar to student loans in the FFELP. In addition to these government guaranteed programs, Private Education Loans are made by financial institutions where the lender assumes the credit risk of the borrower.

For the federal fiscal year (“FFY”) ended September 30, 2005 (FFY 2005), ED estimated that the FFELP’s market share in federally guaranteed student loans was 77 percent, up from 75 percent in FFY 2004. (See “LENDING BUSINESS SEGMENT—Competition.”) Total FFELP and FDLP volume for FFY 2005 grew by nine percent, with the FFELP portion growing 10 percent. Based on current industry trends, management expects the federal student loan market growth will continue in low double digits over the next three years.

The Higher Education Act (the “HEA”) includes regulations that cover every aspect of the servicing of a federally guaranteed student loan, including communications with borrowers, loan originations and default aversion. Failure to service a student loan properly could jeopardize the guarantee on federal student loans. This guarantee generally covers 98 and 97 percent of the student loan’s principal and accrued interest for loans disbursed before and after July 1, 2006, respectively, except in the case of death, disability, or bankruptcy of the borrower, in which case, the guarantee covers 100 percent of the student loan’s principal and accrued interest. In addition, when an eligible lender or lender servicer (as agent for the eligible lender) has been designated by ED as an Exceptional Performer (“EP”), the guarantee covers 100 percent and 99 percent of the student loan’s principal and accrued interest for claims filed before and after July 1, 2006, respectively.

Effective for a renewable one-year period beginning in October 2005, the Company’s loan servicing division, Sallie Mae Servicing, is designated as an EP by ED in recognition of meeting certain performance standards set by ED in servicing FFELP loans. As a result of this designation, the Company received 100 percent reimbursement (declining to 99 percent on July 1, 2006 under the Reauthorization Legislation discussed below) on default claims on federally guaranteed student loans that are serviced by Sallie Mae Servicing for a period of at least 270 days before the date of default and will no longer be subject to the two percent Risk Sharing on these loans. The Company is entitled to receive this benefit as long as the Company remains in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria. The EP designation applies to all FFELP loans that are serviced by the Company as well as default claims on federally guaranteed student loans that the Company owns but are serviced by other service providers with the EP designation.

FFELP student loans are guaranteed by state agencies or non-profit companies called guarantors, with ED providing reinsurance to the guarantor. Guarantors are responsible for performing certain functions necessary to ensure the program’s soundness and accountability. These functions include reviewing loan application data to detect and prevent fraud and abuse and to assist lenders in preventing default by providing counseling to borrowers. Generally, the guarantor is responsible for ensuring that loans are being serviced in compliance with the requirements of the HEA. When a borrower defaults on a FFELP loan, we submit a claim form to the guarantor who pays us 100 percent of the principal and accrued interest. (See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—OTHER RELATED EVENTS AND INFORMATION—Reauthorization” for a description of certain HEA reauthorization proposals that would reduce the guarantee and APPENDIX A to this document for a more complete description of the role of guarantors.)

Private Education Loan Products

In addition to federal loan programs, which have statutory limits on annual and total borrowing, we sponsor a variety of Private Education Loan programs and purchase loans made under such programs to bridge the gap between the cost of education and a student’s resources. The majority of our higher education Private Education Loans is made in conjunction with a FFELP Stafford loan, so they are marketed to schools through the same marketing channels—and by the same sales force—as FFELP loans. In 2004, we expanded our direct-to-consumer loan marketing channel with our Tuition Answer(SM) loan program where we originate and purchase loans outside of the traditional financial aid process. We also originate and purchase Private Education Loans, marketed by our SLM Financial subsidiary to career training, technical and trade schools, tutorial and learning centers, and private kindergarten through secondary education schools. These loans are primarily made at schools not eligible for Title IV loans. Private Education Loans are discussed in more detail below.

International Education Lending

United States citizens studying abroad at institutions of higher education approved by ED are eligible to obtain FFELP loans. According to ED, roughly $350 million of such loans were originated in FFY 2005. Foreign students studying at U.S. institutions often seek financial aid and are eligible for several of Sallie Mae’s Private Education Loan programs when obtaining a U.S. co-signer. To serve our international customers, we have established a unit to take advantage of combined international lending opportunities by actively marketing FFELP and Private Education Loans to U.S. students studying abroad and by marketing Private Education Loans to foreign students studying in the U.S. This unit now also provides dedicated service and support to our school and borrower customers.

Drivers of Growth in the Student Loan Industry

The growth in our Managed student loan portfolio, which includes both on-balance sheet and off-balance sheet student loans, is driven by the growth in the overall student loan marketplace, which has grown due to rising enrollment and college costs, as well as by our own market share gains. The size of the federally insured student loan market has more than doubled over the last 10 years with student loan originations growing from $26.1 billion in FFY 1995 to $64.5 billion in FFY 2005.

According to the College Board, tuition and fees at four-year public institutions and four-year private institutions have increased 54 percent and 37 percent, respectively, in constant, inflation adjusted dollars, since AY 1995-1996. Under the FFELP, there are limits to the amount students can borrow each academic year. These loan limits have not changed since 1992. As a result, more students and parents are turning to Private Education Loans to meet an increasing portion of their education financing needs. (See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—OTHER RELATED EVENTS AND INFORMATION—Reauthorization” for a description of the recently signed bill that would increase loan limits for the first and second-year student beginning in 2007.) Loans—both federal and private—as a percentage of total student aid have increased from 51 percent of total student aid in AY 1994-1995 to 54 percent in AY 2004-2005. Private Education Loans accounted for 22 percent of total student loans—both federally guaranteed and Private Education Loans—in AY 2004-2005.

ED predicts that the college-age population will increase approximately 12 percent from 2005 to 2014. Demand for education credit will also increase due to the rise in non-traditional students (those not attending college directly from high school) and adult education. The following charts show the projected enrollment and average tuition and fee growth for four-year public and private colleges and universities.

Projected Enrollment
(in millions)

Source: National Center for Education Statistics (NCES)

Cost of Attendance(1)
Cumulative % Increase from AY 1995

Source: The College Board

(1)                Cost of attendance is in current dollars and includes tuition, fees, on-campus room and board fees.

Sallie Mae’s Lending Business

Our primary marketing point-of-contact is the school’s financial aid office where we focus on delivering flexible and cost-effective products to the school and its students. Our sales force, which works with financial aid administrators on a daily basis, is the largest in the industry and currently markets the following internal lender brands: Academic Management Services (“AMS”), Nellie Mae, Sallie Mae Educational Trust, SLM Financial, Student Loan Funding Resources (“SLFR”), Southwest Student Services (“Southwest”) and Student Loan Finance Association (“SLFA”). We also actively market the loan guarantee of United Student Aid Funds, Inc. (“USA Funds”) and its affiliate Northwest Education Loan Association (“NELA”) through a separate sales force.

We acquire student loans from three principal sources:

•       our Preferred Channel;

•       Consolidation Loans; and

•       strategic acquisitions.

Over the past several years we have successfully changed our business model from a wholesale purchaser of loans on the secondary market, to a direct origination model where we control the front-end origination process. This provides us with higher yielding loans with lower acquisition costs that have a longer duration because we originate or purchase them at or immediately after full disbursement. The key measure of this successful transition is the growth in our Preferred Channel Originations, which, in 2005, accounted for 75 percent of Managed student loan acquisitions.

In 2005, we originated $21.4 billion in student loans through our Preferred Channel, of which a total of $9.1 billion or 43 percent was originated through our owned brands, $5.9 billion or 28 percent was originated through our largest lending partner, JPMorgan Chase (including Bank One acquired by JPMorgan in 2004) and $6.3 billion or 30 percent was originated through other lender partners. This mix of Preferred Channel Originations marks a significant shift from the past, when Bank One and JPMorgan

Chase were the largest component of our Preferred Channel Originations, and reflects the changing nature of our relationship with Bank One and JPMorgan Chase following their merger in 2004. In 2004, we originated $6.9 billion or 38 percent of our Preferred Channel through Bank One and JPMorgan Chase.

On March 22, 2005, the Company announced that it extended both its JPMorgan Chase and Bank One student loan and loan purchase commitments to August 31, 2010. This comprehensive agreement provided for the dissolution of the joint venture between Chase and Sallie Mae that had been making student loans under the Chase brand since 1996 and resolved a lawsuit filed by Chase on February 17, 2005.

JPMorgan Chase will continue to sell substantially all student loans to the Company (whether made under the Chase or Bank One brand) that are originated or serviced on the Company’s platforms. In addition, the agreement provides that substantially all Chase-branded education loans made for the July 1, 2005 to June 30, 2006 academic year (and future loans made to these borrowers) will be sold to the Company, including certain loans that are not originated or serviced on Sallie Mae platforms.

This agreement permits JPMorgan Chase to compete with the Company in the student loan marketplace and releases the Company from its commitment to market the Bank One and Chase brands on campus.

Our Preferred Channel Originations growth has been fueled by both new business from schools leaving the FDLP or other FFELP lending relationships, same school sales growth, and growth in the for-profit sector. Since 1999, we have partnered with over 100 schools that have chosen to return to the FFELP from the FDLP. Our FFELP originations at these schools totaled over $1.6 billion in 2005. In addition to winning new schools, we have also forged broader relationships with many of our existing school clients. Our FFELP and private originations at for-profit schools have grown faster than at traditional higher education schools due to enrollment trends as well as our increased market share of lending to these institutions.

Consolidation Loans

Over the past four years, we have seen a surge in consolidation activity as a result of historically low interest rates. This growth has contributed to the changing composition of our student loan portfolio. Consolidation Loans earn a lower yield than FFELP Stafford Loans due primarily to the Consolidation Loan Rebate Fee. This negative impact is somewhat mitigated by the longer average life of Consolidation Loans. We have made a substantial investment in consolidation marketing to protect our asset base and grow our portfolio, including targeted direct mail campaigns and web-based initiatives for borrowers. Weighing against this investment is a recent practice by which some FFELP lenders use the Direct Lending program as a pass-through vehicle to circumvent the statutory prohibition on refinancing an existing FFELP Consolidation Loan in cases where the borrower is not eligible to consolidate his or her loans. This practice will be prohibited under the recently passed student loan Reauthorization Legislation. (See “Risk Factors—LENDING BUSINESS SEGMENT—FFELP STUDENT LOANS.”) In 2005, these developments resulted in a net Managed portfolio loss of $26 million from consolidation activity. During 2005, $17.1 billion of FFELP Stafford loans in our Managed loan portfolio consolidated either with us ($14.0 billion) or with other lenders ($3.1 billion). Consolidation Loans now represent over 73 percent of our on-balance sheet federally guaranteed student loan portfolio and over 62 percent of our Managed federally guaranteed portfolio.

Private Education Loans

The rising cost of education has led students and their parents to seek additional private credit sources to finance their education. Private Education Loans are often packaged as supplemental or companion products to FFELP loans and priced and underwritten competitively to provide additional value for our school relationships. In certain situations, a for-profit school shares the borrower credit risk. Over the last several years, the growth of Private Education Loans has accelerated due to tuition increasing faster than the rate of inflation coupled with stagnant FFELP lending limits. This rapid growth coupled with the relatively higher spreads has led to Private Education Loans contributing a higher percentage of our net interest margin in each of the last four years. We expect this trend to continue in the foreseeable future. In 2005, Private Education Loans contributed 25 percent of the overall net interest income after provisions, up from 17 percent in 2004.

Since we bear the full credit risk for Private Education Loans, they are underwritten and priced according to credit risk based upon standardized consumer credit scoring criteria. To mitigate some of the credit risk, we provide price and eligibility incentives for students to obtain a credit-worthy co-borrower. Approximately 50 percent of our Private Education Loans have a co-borrower. Due to their higher risk profile, Private Education Loans earn higher spreads than their FFELP loan counterparts. In 2005, Private Education Loans earned an average spread, before provisions for loan losses, of 4.62 percent versus an average spread of 1.39 percent for FFELP loans, excluding the impact from the update to our estimates for the qualification for Borrower Benefits.

Our largest Private Education Loan program is the Signature Loan® offered to undergraduates and graduates through the financial aid offices of colleges and universities and packaged with traditional FFELP loans. We also offer specialized loan products to graduate and professional students primarily through our MBALoans®, LAWLOANS® and MEDLOANS(SM) programs. Generally, these loans, which are made by lender partners and sold to the Company, do not require borrowers to begin repaying their loans until after graduation and allow a grace period from six to nine months.

In the third quarter of 2004 we began to offer Tuition Answer(SM) loans directly to the consumer through targeted direct mail campaigns and web-based initiatives. Tuition Answer loans are made by a lender-partner and are sold to the Company. Under the Tuition Answer loan program, creditworthy parents, sponsors and students may borrow between $1,500 and $40,000 per year to cover any college-related expense. No school certification is required, although a borrower must provide enrollment documentation. At December 31, 2005, we had $877 million of Tuition Answer loans outstanding.

We also offer alternative Private Education Loans for information technology, cosmetology, mechanics, medical/dental/lab, culinary and broadcasting. On average, these training programs typically last fewer than 12 months. Generally, these loans require the borrower to begin repaying his or her loan immediately; however, students can opt to make relatively small payments while enrolled. At December 31, 2005, we had $1.7 billion of SLM Financial alternative Private Education Loans outstanding.

Acquisitions

Beginning in 1999 with the purchase of Nellie Mae, we have acquired several companies in the student loan industry that have increased our sales and marketing capabilities, added significant new brands and greatly enhanced our product offerings. Strategic student lending acquisitions have included SLFR and USA Group, Inc. (“USA Group”) in 2000, AMS in 2003, Southwest and SLFA in 2004 and 2005, respectively. In conjunction with the SLFA transaction, NELA, a non-profit regional guarantor, entered into an affiliation with USA Funds, the nation’s largest guarantor and Sallie Mae’s largest guarantor servicing client. In connection with this affiliation with USA Funds, we entered into a contract with NELA to provide comprehensive operational and other guarantor services to NELA. The following table provides a timeline of strategic acquisitions that have played a major role in the growth of our Lending business.

Sallie Mae Timeline—Student Lending

Financing

Since the completion of the GSE Wind-Down in December 2004, we have funded our operations exclusively through the issuance of student loan asset-backed securities (securitizations) and unsecured debt securities. We issue these securities in both the domestic and overseas capital markets using both public offerings and private placements. The major objective when financing our business is to minimize interest rate risk by matching the interest rate and reset characteristics of our Managed assets and liabilities, generally on a pooled basis, to the extent practicable. As part of this process, we use derivative financial instruments extensively to reduce our interest rate and foreign currency exposure. Interest rate risk management helps us to achieve a stable student loan spread irrespective of the interest rate environment and changes in asset mix. We continuously look for ways to minimize funding costs and to provide liquidity for our student loan acquisitions. To that end, we are continually expanding and diversifying our pool of investors by establishing debt programs in multiple markets that appeal to varied investor bases and by educating potential investors about our business. Finally, we take appropriate steps to ensure sufficient liquidity by financing in multiple markets, which include the institutional, retail, floating-rate, fixed-rate, unsecured, asset-backed, domestic and international markets.

Securitization is and will continue to be our principal source of financing, and over time, we expect more than 70 percent of our annual funding needs will be satisfied by securitizing our loan assets and issuing asset-backed securities.

Sallie Mae Bank

On November 3, 2005, we announced that the Utah Department of Financial Institutions approved our application for  an industrial bank charter. Beginning in January 2006, Sallie Mae Bank began funding and originating Private Education Loans and federally guaranteed Consolidation Loans made by Sallie Mae to students and families nationwide. This allows us to capture the full economics of these loans from origination. In addition, the industrial bank charter allows us to expand the products and services we can offer to students and families and allows us to originate loans directly, without using a third party bank, which will lower our cost of originations. In addition to using the bank to fund and originate Private Education Loans, we expect to continue to originate a significant portion of our Private Education Loans through our strategic lending partners.

Competition

Our primary competitor for federally guaranteed student loans is the FDLP, which in its first four years of existence (FFYs 1994-1997) grew market share from 4 percent in FFY 1994 to a peak of 34 percent in FFY 1997, but has steadily declined since then to a 23 percent market share in FFY 2005 for the total federally sponsored student loan market. We also face competition for both federally guaranteed and non-guaranteed student loans from a variety of financial institutions including banks, thrifts and state-supported secondary markets. In addition, we face competition for federally guaranteed Consolidation Loans from FFELP lenders who use the FDLP as a vehicle to circumvent the statutory prohibition on refinancing an existing FFELP Consolidation Loan where the borrower is not eligible to consolidate his or her loan (see “Risk Factors—GENERAL’’). Our FFY 2005 FFELP Preferred Channel Originations totaled $14.9 billion, representing a 27 percent market share.

In the FFELP student lending marketplace, we are seeing increased use of discounts and Borrower Benefits, as well as heightened interest in the school-as-lender model in which graduate and professional schools make FFELP Stafford loans directly to eligible borrowers. The schools do not typically hold the loans, preferring to sell them in the secondary market. According to ED, 88 institutions used the school-as-lender model for FFY 2005, with total school-as-lender volume of $3.1 billion. The Reauthorization Legislation ends new schools-as-lender after April 1, 2006 and adds additional requirements for schools already participating in this program. (See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—OTHER RELATED EVENTS AND INFORMATION—Reauthorization.”)

In November 2005, we launched a zero-fee pricing initiative on all FFELP Stafford Loans that we make to students nationwide during the AY 2006-2007, such that we pay the federally mandated three percent origination fee on behalf of the borrower. Based on results achieved from a pilot program in seven states, where we introduced zero-fee lending in 2005, we believe this competitive strategy will boost our Preferred Channel volume at schools where we are now a preferred lender and help us win additional school relationships. While the goal of this pricing initiative is to grow our FFELP loan volume, this strategy will reduce our margins on the affected student loans until the origination fee is completely eliminated by legislation in 2010.

DEBT MANAGEMENT OPERATIONS BUSINESS SEGMENT

We have used strategic acquisitions to build our DMO business and now have six operating units that comprise our DMO business segment. In our DMO segment we provide a wide range of accounts receivable and collections services including student loan default aversion services, defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, primarily a contingency or pay for performance business. We also provide accounts receivable management and collections services on consumer and mortgage receivable portfolios that we purchase. The table below presents a timeline of key acquisitions that have fueled the growth of our DMO business.

Our first and largest DMO acquisition was the USA Group in 2000, which launched us into the student loan marketplace through a broad array of delinquency and default management services primarily to guarantee agencies on a contingency fee or other pay-for-performance basis. We have since acquired four additional companies that strengthened our presence in the student loan market and diversified our product offerings to include a full range of receivables management collections and debt purchase services across a wider customer base including large federal agencies, state agencies, credit card issuers, utilities, and other holders of consumer debt.

In recent years we have diversified our DMO contingency revenue stream away from student loans, mainly through the acquisition of AFS in 2004 and GRP in 2005. The acquisition of GRP further diversified our purchased paper product offerings by providing us with the expertise to acquire and manage portfolios of sub-performing and non-performing mortgage loans, substantially all of which are secured by one-to-four family residential real estate. The acquisition of AFS provided us with a servicing platform and a disciplined portfolio pricing approach from years of experience in the purchase of delinquent and defaulted receivables. The addition of AFS also enables us to offer the purchase of distressed or defaulted debt to our partner schools as an additional method of enhancing their receivables management strategies. These acquisitions also diversified our revenue from purely contingency fee collections to purchased paper collections. As a result, student loan contingency fees contributed 49 percent of total DMO revenue in 2005, versus 75 percent in 2004.

Sallie Mae Timeline—DMO

In the purchased receivables business, we focus on a variety of consumer debt types with emphasis on charged off credit card receivables and distressed mortgage receivables. We purchase these portfolios at a discount to their face value, and then use both our internal collections operations and third party collection agencies to maximize the recovery on these receivables. A major success factor in the purchased receivables business is the ability to effectively price the portfolios. We conduct both quantitative and qualitative analysis to appropriately price each portfolio to yield a return consistent with our DMO financial targets.

The private sector collections industry is highly fragmented with few large public companies and a large number of small scale privately-held companies. The collections industry is highly competitive with credit card collections being the most competitive in both contingency collections and purchased paper activities. We are responding to these competitive challenges through enhanced servicing efficiencies and by continuing to build on customer relationships through value added services.

In 2005, our DMO business earned revenues totaling $527 million and net income of $149 million, which represented increases of 55 percent and 31 percent over 2004, respectively. Our largest customer, USA Funds, accounted for 34 percent of our revenue in 2005.

Products and Services

Student Loan Default Aversion Services

We provide default aversion services for five guarantors, including the nation’s largest, USA Funds. These services are designed to prevent a default once a borrower’s loan has been placed in delinquency status.

Defaulted Student Loan Portfolio Management Services

Our DMO business segment manages the defaulted student loan portfolios for six guarantors under long-term contracts. DMO’s largest customer, USA Funds, represents approximately 19 percent of defaulted student loan portfolios in the market. Our portfolio management services include selecting collection agencies and determining account placements to those agencies, processing loan consolidations and loan rehabilitations, and managing federal and state offset programs.

Contingency Collection Services

Our DMO business segment is also engaged in the collection of defaulted student loans and other debt on behalf of various clients including guarantors, federal agencies, credit card issuers, utilities, and other retail clients. We earn fees that are contingent on the amounts collected. We also provide collection services for ED and now have approximately 13 percent of the total market for such services. We also have relationships with more than 900 colleges and universities to provide collection services for delinquent student loans and other receivables from various campus-based programs.

Collection of Purchased Receivables

Our DMO business purchases delinquent and defaulted receivables from credit originators and other holders of receivables at a significant discount from the face value of the debt instruments. We also purchase sub-performing and non-performing mortgage receivables at a discount usually calculated as a percentage of the underlying collateral. Collections are generated through both internal and external work strategies. Depending on the characteristics of the portfolio, revenue is recognized using either the effective interest method or cost recovery method.

First-Party Servicing

We provide accounts receivable outsourcing solutions for credit grantors. The focus of our first-party group is on the collection of delinquent accounts to minimize further delinquency and ultimately prevent accounts being charged off.

Collection and Servicing of Distressed and Defaulted Mortgages

In our DMO segment we acquire and manage portfolios of sub-performing and non-performing mortgage loans, substantially all of which are secured by one-to-four family residential real estate. Depending on the characteristics of the portfolio, revenue is recognized using either the effective interest method or cost recovery method.

Competition

The private sector collections industry is highly fragmented with few large companies and a large number of small scale companies. The DMO businesses that provide third party collections services for ED, FFELP guarantors and other federal holders of defaulted debt are highly competitive. In addition to competing with other collection enterprises, we also compete with credit grantors who each have unique mixes of internal collections, outsourced collections, and debt sales. Although the scale, diversification, and performance of our DMO business has been a competitive advantage, increasing acquisition trends in the receivables management industry could bring about greater competition.

In the purchased paper business, the marketplace is trending more toward open market competitive bidding rather than solicitation by sellers to a select group of potential buyers. Price inflation and the availability of capital in the sector contribute to this trend. Unlike many of our competitors, our DMO business does not rely solely on purchased portfolio revenue. This enables us to maintain pricing discipline and purchase only those portfolios that are expected to meet our profitability and strategic goals. Portfolios are purchased individually on a spot basis or through contractual relationships with sellers to periodically purchase portfolios at set prices. We compete primarily on price, but also on the basis of our reputation, industry experience and relationships.

CORPORATE AND OTHER BUSINESS SEGMENT

Guarantor Services

We earn fees for providing a full complement of administrative services to FFELP guarantors. FFELP student loans are guaranteed by these agencies, with ED providing reinsurance to the guarantor. The guarantors are non-profit institutions or state agencies that, in addition to providing the primary guarantee on FFELP loans, are responsible for other activities including:

•       guarantee issuance—the initial approval of loan terms and guarantee eligibility;

•       account maintenance—maintaining and updating of records on guaranteed loans; and

•       guarantee fulfillment—review and processing of guarantee claims.

Currently, we provide a variety of these services to nine guarantors and, in 2005, we processed $14.5 billion in new FFELP loan guarantees, of which $10.7 billion was for USA Funds, the nation’s largest guarantor. We now process guarantees for approximately 29 percent of the FFELP loan market. Guarantor servicing revenue, which included guaranty issuance and account maintenance fees, was $115 million for 2005, 82 percent of which we earned from services performed on behalf of USA Funds.

Under some of our guarantee services agreements, including our agreement with USA Funds, we receive certain scheduled fees for the services that we provide under such agreements. The payment for these services includes a contractually agreed upon set percentage of the account maintenance fees that the guarantors receive from ED. Currently, under the HEA, guarantors are entitled to receive account maintenance fees equal to 10 basis points of the original principal amount of the outstanding FFELP student loans guaranteed by the guarantors. These fees are subject to a statutory limitation, however, through FFY 2006. Because of this limitation, we believe that there will be an insufficient amount of account maintenance fees received by guarantors in FFY 2006, which will result in lower than projected fees paid to us under some of our guarantee services agreements, including our largest guarantor client, USA Funds. Under the Reauthorization Legislation, this statutory limitation will be removed effective October 1, 2006. (See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CORPORATE AND OTHER BUSINESS SEGMENT—Fee and Other Income.”)

Our primary non-profit competitors in guarantor servicing are state and non-profit guarantee agencies that provide third party outsourcing to other guarantors.

(See APPENDIX A, “FEDERAL FAMILY EDUCATION LOAN PROGRAM—Guarantor Funding” for details of the fees paid to guarantors.)

Loan Servicing

We earn fees by providing a full complement of activities required to service student loans on behalf of other lenders. These activities, which generally begin once a loan has been fully disbursed, include processing correspondence and filing claims, originating and disbursing Consolidation Loans on behalf of the lender, and other administrative activities required by ED. Loan servicing revenue was $44 million for 2005.

REGULATION

Like other participants in the FFELP program, the Company is subject, from time to time, to review of its student loan operations by ED and guarantee agencies. ED is authorized under its regulations to limit, suspend or terminate lenders from participating in the FFELP, as well as impose civil penalties if lenders violate program regulations. The laws relating to the FFELP program are subject to revision. (See

“MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—OTHER RELATED EVENTS AND INFORMATION—Reauthorization.”) In addition, Sallie Mae, Inc., as a servicer of student loans, is subject to certain ED regulations regarding financial responsibility and administrative capability that govern all third party servicers of insured student loans. Failure to satisfy such standards may result in the loss of the government guarantee of the payment of principal and accrued interest on defaulted FFELP loans. Also, in connection with our guarantor servicing operations, the Company must comply with, on behalf of its guarantor servicing customers, certain ED regulations that govern guarantor activities as well as agreements for reimbursement between the Secretary of Education and the Company’s guarantor servicing customers. Failure to comply with these regulations or the provisions of these agreements may result in the termination of the Secretary of Education’s reimbursement obligation. We must also comply with the Fair Credit Reporting Act when we furnish credit information on our FFELP student loan borrowers. In addition, under the HEA, generally, after a FFELP student loan is 90 days delinquent, we must report this information to at least one national credit bureau.

Our DMO’s debt collection and receivables management activities are subject to federal and state consumer protection, privacy and related laws and regulations. Some of the more significant federal laws and regulations that are applicable to our DMO business include:

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

Our newly chartered Sallie Mae Bank is subject to Utah banking regulations as well as regulations issued by the Federal Deposit Insurance Corporation.

Hemar Insurance Corporation of America (“HICA”), our South Dakota insurance subsidiary, is subject to the ongoing regulatory authority of the South Dakota Division of Insurance and that of comparable governmental agencies in six other states. Management intends to dissolve HICA during the first part of 2006.

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

A significant benefit of shedding our GSE status is the ability to originate student loans directly, thereby reducing our dependence on other student loan originators. Privatization has also facilitated our entry into other credit and fee-based businesses within and beyond the student loan industry. The principal cost of privatization is the elimination of our access to the federal agency funding market.

AVAILABLE INFORMATION

The Securities and Exchange Commission (the “SEC”) maintains an Internet site (http://www.sec.gov) that contains periodic and other reports such as annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, as well as proxy and information statements regarding SLM Corporation and other companies that file electronically with the SEC. Copies of our annual reports on Form 10-K and our quarterly reports on Form 10-Q are available on our website as soon as reasonably practicable after we electronically file such reports with the SEC. Investors and other interested parties can also access these reports at www.salliemae.com/investors.

Our Code of Business Conduct, which applies to Board members and all employees, including our chief executive officer and chief financial officer, is also available, free of charge, on our website at www.salliemae.com/about/business_conduct.html. We intend to disclose any amendments to or waivers from our Code of Business Conduct (to the extent applicable to our chief executive officer or chief financial officer) by posting such information on our website.

In 2005, the Company submitted the annual certification of its chief executive officer regarding the Company’s compliance with the NYSE’s corporate governance listing standards, pursuant to Section 303A.12(a) of the NYSE Listed Company Manual. The Company delivered supplemental written affirmations to the NYSE in February, March and April of 2005 and February 2006 following a change in the memberships of the Company’s Audit Committee and upon the retirement of a member of our board of directors.

In addition, we filed as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and to this Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Item 1A.                Risk Factors

LENDING BUSINESS SEGMENT—FFELP STUDENT LOANS

A larger than expected increase in third party consolidation activity may reduce our FFELP student loan spread, materially impair our Retained Interest and otherwise materially adversely affect our results of operations.

If third party consolidation activity increases beyond management’s expectations, our FFELP student loan spread may be adversely affected, our Retained Interest may be materially impaired and our results of operations may be adversely affected. Our FFELP student loan spread may be adversely affected because third party consolidators generally target our highest yielding Consolidation Loans. Our Retained Interest may be materially impaired if consolidation activity reaches levels not anticipated by management. We may also incur impairment charges if we increase our expected future Constant Prepayment Rate (“CPR”) assumptions used to value the Residual Interest as a result of such unanticipated levels of consolidation. The potentially material adverse affect on our operating results relates principally to our hedging activities in connection with Floor Income. We enter into certain Floor Income Contracts under which we receive an upfront fee in exchange for our payment of the Floor Income earned on a notional amount of underlying Consolidation Loans over the life of the Floor Income Contract. If third party consolidation activity that involves refinancing an existing FFELP Consolidation Loan with a new FFELP Consolidation Loan increases substantially, then the Floor Income that we are obligated to pay under such Floor Income Contracts may exceed the Floor Income actually generated from the underlying Consolidation Loans, possibly to a material extent. In such a scenario, we would either close out the related Floor Income Contracts or purchase an offsetting hedge. In either case, the adverse impact on both our GAAP and “core earnings” could be material. (See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—LENDING BUSINESS SEGMENT—Student Loan Floor Income Contracts.”)

Incorrect estimates and assumptions by management in connection with the preparation of our consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses.

The preparation of our consolidated financial statements requires management to make certain critical accounting estimates and assumptions that could affect the reported amounts of assets and liabilities and the reported amounts of income and expense during the reporting periods. (See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CRITICAL ACCOUNTING POLICIES AND ESTIMATES.”) For example, for both our federally insured and Private Education Loans the unamortized portion of the premiums and the discounts is included in the carrying value of the student loan on the consolidated balance sheet. We recognize income on our student loan portfolio based on the expected yield of the student loan after giving effect to the amortization of purchase premiums and accretion of student loan income discounts, as well as the impact of Borrower Benefits. In arriving at the expected yield, we must make a number of estimates that when changed must be reflected as a cumulative student loan catch-up from the inception of the student loan. The most sensitive estimate for premium and discount amortization is the estimate of the CPR, which measures the rate at which loans in the portfolio pay before their stated maturity. The CPR is used in calculating the average life of the portfolio. A number of factors can affect the CPR estimate such as the rate of Consolidation Loan activity and default rates. If we make an incorrect CPR estimate, the previously recognized income on our student loan portfolio based on the expected yield of the student loan will need to be adjusted in the current period.

In addition, the impact of our Borrower Benefits programs, which provide incentives to borrowers to make timely payments on their loans by allowing for reductions in future interest rates as well as rebates on outstanding balances, is dependent on the number of borrowers who will eventually qualify for these benefits. The incentives are offered to attract new borrowers and to improve our borrowers’ payment behavior. For example, we offer borrowers an incentive program that reduces their interest rate by a specified percentage per year or reduces their loan balance after they have made a specified initial number of scheduled payments on time and for so long as they continue to make subsequent scheduled payments on time. We regularly estimate the qualification rates for Borrower Benefits programs and book a level yield adjustment based upon that estimate. If our estimate of the qualification rates is lower than the actual rates, both the yield on our student loan portfolio and our net interest income will be lower than estimated and a cumulative adjustment will be made to reduce income, possibly to a material extent. Such an underestimation may also adversely affect the value of our Retained Interest because one of the assumptions made in assessing its value is the amount of Borrower Benefits expected to be earned by borrowers. Finally, we continue to look at new ways to attract new borrowers and to improve our borrowers’ payment behavior. These efforts as well as the actions of competing lenders may lead to the addition or modification of Borrower Benefits programs.

LENDING BUSINESS SEGMENT—PRIVATE EDUCATION LOANS

Changes in the composition of our Managed student loan portfolio will increase the risk profile of our asset base and our capital requirements.

As of December 31, 2005, 13 percent of our Managed student loans are Private Education Loans. Private Education Loans are unsecured and are not guaranteed or reinsured under the FFELP or any other federal student loan program and are not insured by any private insurance program. Accordingly, we bear the full risk of loss on most of these loans if the borrower and co-borrower, if applicable, defaults. Events beyond our control such as a prolonged economic downturn could make it difficult for Private Education Loan borrowers to meet their payment obligations for a variety of reasons, including job loss and underemployment, which could lead to higher levels of delinquencies and defaults. Private Education Loans now account for 25 percent of our net interest income and 13 percent of our Managed student loan portfolio. We expect that Private Education Loans will become an increasingly higher percentage of both our margin and our Managed student loan portfolio, which will increase the risk profile of our asset base and raise our capital requirements because Private Education Loans have significantly higher capital requirements than FFELP loans. This may affect the availability of capital for other purposes. In addition, the comparatively larger spreads on Private Education Loans, which historically have compensated for the narrowing FFELP spreads, may narrow as competition increases.

Past charge-off rates on our Private Education Loans may not be indicative of future charge-off rates because, among other things, we use forbearance policies and our failure to adequately predict and reserve for charge-offs may adversely impact our results of operations.

We have established forbearance policies for our Private Education Loans under which we provide to the borrower temporary relief from payment of principal or interest in exchange for a processing fee paid by the borrower, which is waived under certain circumstances. During the forbearance period, generally granted in three month increments, interest that the borrower otherwise would have paid is typically capitalized at the end of the forbearance term. At December 31, 2005, approximately 10 percent of our Managed Private Education Loans in repayment and forbearance were in forbearance. Forbearance is used most heavily when the borrower’s loan enters repayment; however, borrowers may apply for forbearance multiple times and a significant number of Private Education Loan borrowers have taken advantage of this option. When a borrower ends forbearance and enters repayment, the account is considered current. Accordingly, a borrower who may have been delinquent in his payments or may not have made any recent payments on his account will be accounted for as a borrower in a current repayment status when the borrower exits the forbearance period. In addition, past charge-off rates on our Private Education Loans may not be indicative of future charge-off rates because of, among other things, our use of forbearance and the effect of future changes to the forbearance policies. If our forbearance policies prove over time to be less effective on cash collections than we expect, they could have a material adverse effect on the amount of future charge-offs and the ultimate default rate used to calculate loan loss reserves which could have a material adverse effect on our results of operations. (See “MANAGEMENT’S

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—LENDING BUSINESS SEGMENT—Total Loan Net Charge-offs.”) In addition, our future charge-off rates could be materially impacted by downturns in the economy.

DEBT MANAGEMENT OPERATIONS BUSINESS SEGMENT

Our growth in our DMO business segment is dependent in part on successfully identifying, consummating and integrating strategic acquisitions.

Since 2000, we have acquired five companies that are now successfully integrated within our Debt Management Operations group. Each of these acquisitions has contributed to DMO’s substantial growth. Future growth in the DMO group is dependent in part on successfully identifying, consummating and integrating strategic acquisitions. There can be no assurance that we will be successful in doing so. In addition, certain of these acquisitions have expanded our operations into businesses and asset classes that pose substantially more business and litigation risks than our core FFELP student loan business. For example, on September 16, 2004, we acquired a 64 percent (now 76 percent) interest in AFS Holdings, LLC, commonly known as Arrow Financial Services, a company that, among other services, purchases non-performing receivables. In addition, on August 30, 2005, we purchased GRP, a company that purchases distressed mortgage receivables. While both companies purchase such assets at a discount and have sophisticated analytical and operational tools to price and collect on portfolio purchases, there can be no assurance that the price paid for defaulted portfolios will yield adequate returns, or that other factors beyond their control will not have a material adverse affect on their results of operations. Portfolio performance below original projections could result in impairments to the purchased portfolio assets. In addition, these businesses are subject to litigation risk under the Fair Debt Collection Practices Act, Fair Credit Reporting Act and various other federal, state and local laws in the normal course. Finally, we may explore additional business opportunities that may pose further risks.

Our DMO group may not be able to purchase defaulted consumer receivables at prices that management believes to be appropriate, and a decrease in our ability to purchase portfolios of receivables could adversely affect our net income.

If our DMO group is not able to purchase defaulted consumer receivables at planned levels and at prices that management believes to be appropriate, we could experience short-term and long-term decreases in income.

The availability of receivables portfolios at prices which generate an appropriate return on our investment depends on a number of factors both within and outside of our control, including the following:

•       the continuation of current growth trends in the levels of consumer obligations;

•       sales of receivables portfolios by debt owners;

•       competitive factors affecting potential purchasers and credit originators of receivables; and

•       the ability to continue to service portfolios to yield an adequate return.

Because of the length of time involved in collecting defaulted consumer receivables on acquired portfolios and the volatility in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner.

LIQUIDITY AND CAPITAL RESOURCES

If our stock price falls significantly we may be required to settle our equity forward positions in a manner that could have a materially dilutive effect on our common stock.

We regularly repurchase our common stock through both open market purchases and equity forward contracts. At December 31, 2005, we had outstanding equity forward contracts to purchase 42.7 million shares of our common stock at an average price of $54.74 per share. The equity forward contracts permit the counterparty to terminate a portion of the equity forward contract if the common stock price falls below an “initial trigger price” and the counterparty can continue to terminate portions of the contract as the stock price reaches lower predetermined levels, until the stock price reaches the “final trigger price” whereby the entire contract can be terminated. The final trigger price is generally 50 percent of the strike price. If the counterparty terminates the contract, we can settle by paying cash or delivering common stock. If we issue common stock to settle the contracts in such circumstances, it could have a materially dilutive effect on our common stock.

Because we fund most of our daily reset commercial paper-indexed FFELP student loans with daily reset LIBOR funding, we are exposed to interest rate risk in the form of basis risk and repricing risk.

Depending on economic and other  factors, we may fund our assets with debt that has a different index and/or reset frequency than the asset, but generally only where we believe there is a high degree of correlation between the interest rate movement of the two indices. For example, we use daily reset 3-month LIBOR to fund a large portion of our daily reset 3-month commercial paper indexed assets. We also use different index types and index reset frequencies to fund various other assets. In using different index types and different index reset frequencies to fund our assets, we are exposed to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies will not move in the same direction or with the same magnitude. While these indices are short-term with rate movements that are highly correlated over a long period of time, there can be no assurance that this high correlation will not be disrupted by capital market dislocations or other factors not within our control. In such circumstances, our earnings could be adversely affected, possibly to a material extent.

We may face limited availability of financing, variation in our funding costs and uncertainty in our securitization financing.

In general, the amount, type and cost of our funding, including securitization and unsecured financing from the capital markets and borrowings from financial institutions, have a direct impact on our operating expenses and financial results and can limit our ability to grow our assets.

A number of factors could make such securitization and unsecured financing more difficult, more expensive or unavailable on any terms both domestically and internationally (where funding transactions may be on terms more or less favorable than in the United States), including, but not limited to, financial results and losses, changes within our organization, specific events that have an adverse impact on our reputation, changes in the activities of our business partners, disruptions in the capital markets, specific events that have an adverse impact on the financial services industry, counter-party availability, changes affecting our assets, our corporate and regulatory structure, interest rate fluctuations, ratings agencies’ actions, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies, and may become increasingly difficult due to economic and other factors. Finally, we compete for funding with other industry participants, some of which are publicly traded. Competition from these institutions may increase our cost of funds.

We are dependent on the securitization markets for the long-term financing of student loans, which we expect to provide more than 70 percent of our funding needs. If this market were to experience difficulties, if our asset quality were to deteriorate or if our debt ratings were to be downgraded, we may be unable to securitize our student loans or to do so on favorable terms, including pricing. If we were unable to continue to securitize our student loans at current levels or on favorable terms, we would use alternative funding sources to fund increases in student loans and meet our other liquidity needs. If we were unable to find cost-effective and stable funding alternatives, our funding capabilities and liquidity would be negatively impacted and our cost of funds could increase, adversely affecting our results of operations, and our ability to grow would be limited.

In addition, the occurrence of certain events such as consolidations and reconsolidations may cause the securitization transactions to amortize earlier than scheduled, which could accelerate the need for additional funding to the extent that we effected the refinancing.

GENERAL

Our business is subject to a number of risks, uncertainties and conditions, some of which are not within our control, including general economic conditions, increased competition, adverse changes in the laws and regulations that govern our businesses and failure to successfully identify, consummate and integrate strategic acquisitions.

Our business is subject to a number of risks, uncertainties and conditions, some of which we cannot control. For example, if the U.S. economy were to sustain a prolonged economic downturn a number of our businesses—including our fastest growing businesses, Private Education Loan business and Debt Management Operations—could be adversely affected. We bear the full risk of loss on our portfolio of Private Education Loans. A prolonged economic downturn could make it difficult for borrowers to meet their payment obligations for a variety of reasons, including job loss and underemployment. In addition, a prolonged economic downturn could extend the amortization period on DMO’s purchased receivables.

We face strong competition in all of our businesses, particularly in our FFELP business. For example, some FFELP lenders use the federal government’s Direct Lending program as a vehicle to circumvent the statutory prohibition on refinancing an existing FFELP Consolidation Loan in cases where the borrower is not eligible to consolidate his loans. The Reauthorization Legislation eliminates this practice effective July 1, 2006. However, we expect that lenders who employ this practice will substantially increase their marketing efforts in anticipation of the prohibition of the practice. As a result, we may experience additional prepayments on our Consolidation Loans through June 30, 2006. There can also be no assurance that our competitors will not engage in other practices that result in higher than expected prepayments on our Consolidation Loan portfolio. (See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—LENDING BUSINESS SEGMENT—Consolidation Loan Activity.”) Such prepayments would adversely impact our earnings. We are also currently competing with substantial lending partners, including our largest lending partner, JPMorgan Chase, which accounts for a substantial portion of our FFELP originations and purchases. Finally, we expect to see more competition in our Private Education Loan business. The strong margins that we currently maintain in this growing business and that offset some of the margin erosion that we have experienced in our FFELP business may begin to weaken as more competitors offer competing products. If these competitive trends intensify, we could face further margin pressure.

Because we earn our revenues from federally insured loans under a federally sponsored loan program, we are subject to political and regulatory risk. As part of the HEA, the student loan program is periodically amended and must be “reauthorized” every six years. Past legislative changes included reduced loan yields paid to lenders (1993 and 1998), increased fees paid by lenders (1993), decreased level of the government guaranty (1993) and reduced fees to guarantors and collectors, among others. On February 8, 2006, the President signed the Reauthorization Legislation. The Reauthorization Legislation contains a number of provisions that over time will reduce our earnings on FFELP student loans, including a requirement that lenders rebate Floor Income on new loans and a reduction in lender reinsurance. In addition, there can be no assurances that future reauthorizations and other political developments will not result in changes that have a materially adverse impact on the Company. (See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—OTHER RELATED EVENTS AND INFORMATION—Reauthorization.”)

Our principal business is comprised of acquiring, originating, holding and servicing education loans made and guaranteed under the FFELP program. Most significant aspects of our principal business are governed by the HEA. We must also meet various requirements of the guaranty agencies, which are private not-for-profit organizations or state agencies that have entered into federal reinsurance contracts with ED, to maintain the federal guarantee on our FFELP loans. These requirements establish origination and servicing requirements, procedural guidelines and school and borrower eligibility criteria. The federal guarantee of FFELP loans is conditioned on loans being originated, disbursed or serviced in accordance with ED regulations.

If we fail to comply with any of the above requirements, we could incur penalties or lose the federal guarantee on some or all of our FFELP loans. In addition, our marketing practices are subject to the HEA’s prohibited inducement regulation and our failure to comply with such regulation could subject us to a limitation, suspension or termination of our eligible lender status. Even if we comply with the above requirements, a failure to comply by third parties with whom we conduct business could result in us incurring penalties or losing the federal guarantee on some or all of our FFELP loans. If we experience a high rate of servicing deficiencies, we could incur costs associated with remedial servicing, and, if we are unsuccessful in curing such deficiencies, the eventual losses on the loans that are not cured could be material. Failure to comply with these laws and regulations could result in our liability to borrowers and potential class action suits, all of which could adversely affect our future growth rates. An additional consequence of servicing deficiencies would be the loss of our Exceptional Performer Designation.

Finally, our continued growth in our DMO operations is dependent in part on strategic acquisitions. If we are unable to successfully identify, consummate and integrate such acquisitions, the growth rate for our DMO business, which is currently our fastest growing business segment, may be adversely affected, possibly to a material extent.

Because of the risks, uncertainties and conditions described above, there can be no assurance that we can maintain our future growth rates at rates consistent with our historic growth rates.

Our GAAP earnings are highly susceptible to changes in interest rates because most of our derivatives do not qualify for hedge accounting treatment under SFAS No. 133.

Changes in interest rates can cause volatility in our earnings as a result of changes in the market value of our derivatives that do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under SFAS No. 133, changes in derivative market values are recognized immediately in earnings. If a derivative instrument does not qualify for hedge accounting treatment under SFAS No. 133, there is no corresponding change in the fair value of the hedged item. As a result, gain or loss recognized on a derivative will not be offset by a corresponding gain or loss on the underlying hedged item. Because most of our derivatives do not qualify for hedge accounting treatment, when interest rates change significantly, our GAAP earnings may fluctuate significantly.

For a discussion of operational, market and interest rate, and liquidity risks, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—RISKS.”

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

The following table lists the principal facilities owned by the Company:

Location	Function		Approximate Square Feet
Reston, VA	Headquarters		240,000
Fishers, IN	Loan Servicing and Data Center		450,000
Wilkes Barre, PA	Loan Servicing Center		133,000
Killeen, TX	Loan Servicing Center		133,000
Lynn Haven, FL	Loan Servicing Center		133,000
Indianapolis, IN	Loan Servicing Center		100,000
Marianna, FL	Back-up/Disaster Recovery Facility for Loan Servicin	g	94,000
Big Flats, NY	Debt Management and Collections Center		60,000
Gilbert, AZ	Southwest Student Services Headquarters		60,000
Arcade, NY(1)	Debt Management and Collections Center		46,000
Perry, NY(1)	Debt Management and Collections Center		45,000
Swansea, MA	AMS Headquarters		36,000

(1)                In the first quarter of 2003, the Company entered into a ten year lease with the Wyoming County Industrial Development Authority with a right of reversion to the Company for the Arcade and Perry, New York facilities.

In December 2003, the Company sold its prior Reston, Virginia headquarters and leased approximately 229,000 square feet of that building from the purchaser through August 31, 2004. The Company completed the construction of a new headquarters building in Reston, Virginia in August 2004 that has approximately 240,000 square feet of space. All Reston-based employees were moved into the new headquarters in August 2004.

The following table lists the principal facilities leased by the Company:

Location	Function	Approximate Square Feet
Niles, IL	AFS Headquarters	84,000
Cincinnati, Ohio	GRC Headquarters and Debt Management and Collections Center	80,000
Summerlin, Nevada	Debt Management and Collections Center	71,000
Novi, MI	Sallie Mae Home Loans	40,000
Marlton, New Jersey	SLM Financial Headquarters and Operations	36,000
Braintree, MA	Nellie Mae Headquarters	27,000
Gaithersburg, MD	AFS Operations	24,000
Whitewater, WI	AFS Operations	16,000
Centennial, CO	Noel-Levitz	16,000
White Plains, NY	Debt Management and Collections Center	15,400
Batavia, NY	Debt Management and Collections Center	13,000
Iowa City, IA	Noel-Levitz	13,000
Perry, NY	Debt Management and Collections Center	12,000
Weymouth, MA	Sallie Mae Home Loans	11,000
Burlington, MA	Sallie Mae Home Loans	8,000
Washington, D.C	Government Relations	6,000

None of the Company’s facilities is encumbered by a mortgage. The Company believes that its headquarters, loan servicing centers data center, back-up facility and data management and collections centers are generally adequate to meet its long-term student loan and new business goals. The Company’s principal office is currently in owned space at 12061 Bluemont Way, Reston, Virginia, 20190.

Item 3.                        Legal Proceedings

The Company was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit sought to bring a nationwide class action on behalf of all borrowers who allegedly paid “undisclosed improper and excessive” late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of two million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 27, 2003, the Superior Court granted the Company’s motion to dismiss the complaint in its entirety. On March 4, 2004, the District of Columbia Court of Appeals affirmed the Superior Court’s decision granting our motion to dismiss the complaint, but granted plaintiffs leave to re-plead the first count, which alleged violations of the D.C. Consumer Protection Procedures Act. On September 15, 2004, the plaintiffs filed an amended class action complaint. On October 15, 2004, the Company filed a motion to dismiss the amended complaint with the Superior Court for failure to state a claim and non-compliance with the Court of Appeals’ ruling. On December 27, 2004, the Superior Court granted our motion to dismiss the plaintiffs’ amended compliant. Plaintiffs again appealed the Superior Court’s December 27, 2004 dismissal order to the Court of Appeals. The Court of Appeals heard oral argument on January 11, 2006. Even if the Court of Appeals reverses the dismissal order, we do not believe that it is reasonably likely that the Court would certify a nationwide class.

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

PART II.

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed and traded on the New York Stock Exchange under the symbol SLM. The number of holders of record of the Company’s common stock as of March 3, 2006 was 603. The following table sets forth the high and low sales prices for the Company’s common stock for each full quarterly period within the two most recent fiscal years.

Common Stock Prices

		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005	High	$55.13	$51.46	$53.98	$56.48
	Low	46.39	45.56	48.85	51.32
2004	High	$43.00	$42.49	$44.75	$54.44
	Low	36.97	36.80	36.43	41.60

The Company paid quarterly cash dividends of $.17 per share on the common stock for the first quarter of 2004, $.19 for the last three quarters of 2004 and for the first quarter of 2005, $.22 for the last three quarters of 2005, and declared a quarterly cash dividend of $.22 for the first quarter of 2006.

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

Issuer Purchases of Equity Securities

The following table summarizes the Company’s common share repurchases during 2005 pursuant to the stock repurchase program (see Note 14 to the consolidated financial statements, “Stockholders’ Equity”) first authorized in September 1997 by the Board of Directors. Since the inception of the program, which has no expiration date, the Board of Directors has authorized the purchase of up to 308 million shares as of December 31, 2005.

(Common shares in millions)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Period:
January 1—March 31, 2005	3.4	$50.43	3.2	28.9
April 1—June 30, 2005	3.6	48.55	3.3	20.5
July 1—September 30, 2005	3.4	50.12	2.9	19.0
October 1—October 31, 2005	3.2	50.77	2.9	19.0
November 1—November 30, 2005	1.0	51.03	.8	19.0
December 1—December 31, 2005	4.2	49.73	4.2	18.7
Total fourth quarter	8.4	50.28	7.9
Year ended December 31, 2005	18.8	$49.94	17.3

(1)                The total number of shares purchased includes: i) shares purchased under the stock repurchase program discussed above, and ii) shares purchased in connection with the exercise of stock options and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs (which combined totaled 1.5 million shares for 2005).

(2)                Reduced by outstanding equity forward contracts.

Item 6.                        Selected Financial Data

Selected Financial Data 2001-2005
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

	2005	2004	2003	2002	2001
Operating Data:
Net interest income	$1,451	$1,299	$1,326	$1,425	$1,126
Net income	1,382	1,914	1,534	792	384
Basic earnings per common share, before cumulative effect of accounting change	3.25	4.36	3.08	1.69	.78
Basic earnings per common share, after cumulative effect of accounting change	3.25	4.36	3.37	1.69	.78
Diluted earnings per common share, before cumulative effect of accounting change	3.05	4.04	2.91	1.64	.76
Diluted earnings per common share, after cumulative effect of accounting change	3.05	4.04	3.18	1.64	.76
Dividends per common share	.85	.74	.59	.28	.24
Return on common stockholders’ equity	45%	73%	66%	46%	30%
Net interest margin	1.77	1.92	2.53	2.92	2.33
Return on assets	1.68	2.80	2.89	1.60	.78
Dividend payout ratio	28	18	19	17	32
Average equity/average assets	3.82	3.73	4.19	3.44	2.66
Balance Sheet Data:
Student loans, net	$82,604	$65,981	$50,047	$42,339	$41,001
Total assets	99,339	84,094	64,611	53,175	52,874
Total borrowings	91,929	78,122	58,543	47,861	48,350
Stockholders’ equity	3,792	3,102	2,630	1,998	1,672
Book value per common share	7.81	6.93	5.51	4.00	3.23
Other Data:
Off-balance sheet securitized student loans, net	$39,925	$41,457	$38,742	$35,785	$30,725

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Years ended December 31, 2003-2005
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

OVERVIEW

We are the largest source of funding, delivery and servicing support for education loans in the United States. Our primary business is to originate, acquire and hold both federally guaranteed student loans and Private Education Loans, which are not federally guaranteed. The primary source of our earnings is from net interest income earned on those student loans as well as gains on the sales of such loans in securitization transactions. We also earn fees for pre-default and post-default receivables management services on student loans, such that we are engaged in every phase of the student loan life cycle—from originating and servicing student loans to default prevention and ultimately the collection on defaulted student loans. Through recent acquisitions, we have expanded our receivables management services to a number of different asset classes outside of student loans. We also provide a wide range of other financial services, processing capabilities and information technology to meet the needs of educational institutions, lenders, students and their families, and guarantee agencies. SLM Corporation, more commonly known as Sallie Mae, is a holding company that operates through a number of subsidiaries. References in this report to the “Company” refer to SLM Corporation and its subsidiaries.

We have used both internal growth and strategic acquisitions to attain our leadership position in the education finance marketplace. Our sales force, which delivers our products on campuses across the country, is the largest in the student loan industry. The core of our marketing strategy is to promote our on-campus brands, which generate student loan originations through our Preferred Channel. Loans generated through our Preferred Channel are more profitable than loans acquired through other acquisition channels because we own them earlier in the student loan’s life and generally incur lower costs to acquire such loans. We have built brand leadership through the Sallie Mae name, the brands of our subsidiaries and those of our lender partners. These sales and marketing efforts are supported by the largest and most diversified servicing capabilities in the industry, providing an unmatched array of services to financial aid offices.

In recent years, we have diversified our business through the acquisition of several companies that provide receivables management and debt collections services, all of which are combined in our Debt Management Operations (“DMO”) operating segment. Initially these acquisitions were concentrated in the student loan industry, but through our acquisitions of AFS Holdings, LLC, the parent company of Arrow Financial Services, LLC (collectively, “AFS”) in September 2004 and GRP/AG Holdings, LLC and its subsidiaries (“GRP”) in August 2005, we expanded our capabilities to include purchasing portfolios and collecting on debt in a number of different industries. The DMO business segment has been expanding rapidly such that revenue grew 55 percent in the year ended December 31, 2005 compared to 2004, and we now employ approximately 3,500 people in this segment.

In December 2004, we completed the Wind-Down of the GSE through the defeasance of all remaining GSE debt obligations and dissolution of the GSE’s federal charter. The liquidity provided to the Company by the GSE has been replaced primarily by securitizations. In addition to securitizations, we have also increased and diversified our investor base over the last three years to enable us to access a number of additional sources of liquidity including an asset-backed commercial paper program, unsecured revolving credit facilities, and other unsecured corporate debt and equity security issuances.

We manage our business through two primary operating segments: the Lending operating segment and the DMO operating segment. Accordingly, the results of operations of the Company’s Lending and DMO operating segments are presented separately below under “BUSINESS SEGMENTS.” These operating segments are considered reportable segments under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” based on quantitative thresholds applied to the Company’s financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Managment’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the Unites States (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 to the consolidated financial statements, “Significant Accounting Policies,” includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

On an ongoing basis, management evaluates its estimates, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. These estimates relate to the following accounting policies that are discussed in more detail below: application of the effective interest method for loans (premiums, discounts and Borrower Benefits), securitization accounting and Retained Interests, provisions for loan losses, and derivative accounting. Also, as part of our regular quarterly evaluation of the critical estimates used by the Company, we have updated a number of estimates to account for the increase in Consolidation Loan activity.

Premiums, Discounts and Borrower Benefits

For both federally insured and Private Education Loans, we account for premiums paid, discounts received and certain origination costs incurred on the origination of student loans in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The unamortized portion of the premiums and the discounts is included in the carrying value of the student loan on the consolidated balance sheet. We recognize income on our student loan portfolio based on the expected yield of the student loan after giving effect to the amortization of purchase premiums and accretion of student loan discounts, as well as the impact of Borrower Benefits. In arriving at the expected yield, we must make a number of estimates that when changed must be reflected as a cumulative catch-up from the inception of the student loan. The most sensitive estimate for premium and discount amortization is the estimate of the Constant Prepayment Rate (“CPR”) which measures the rate at which loans in the portfolio pay before their stated maturity. The CPR is used in calculating the average life of the portfolio. A number of factors can affect the CPR estimate such as the rate of Consolidation Loan activity and default rates. Changes in CPR estimates are discussed in more detail below.

The impact of Borrower Benefits is dependent on the estimate of the number of borrowers who will eventually qualify for these benefits. For competitive purposes, we occasionally change Borrower Benefits programs in both amount and qualification factors. These programmatic changes must be reflected in the estimate of the Borrower Benefits discount.

Securitization Accounting and Retained Interests

We regularly engage in securitization transactions as part of our financing strategy (see also “LIQUIDITY AND CAPITAL RESOURCES—Securitization Activities”). In a securitization, we sell student loans to a trust that issues bonds backed by the student loans as part of the transaction. When our securitizations meet the sale criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of SFAS No. 125,” we record a gain on the sale of the student loans, which is the difference between the allocated cost basis of the assets sold and the relative fair value of the assets received. The primary judgment in determining the fair value of the assets received is the valuation of the Residual Interest.

The Residual Interests in each of our securitizations are treated as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and therefore must be marked-to-market with temporary unrealized gains and losses recognized, net of tax, in accumulated other comprehensive income in stockholders’ equity. Since there are no quoted market prices for our Residual Interests, we estimate their fair value both initially and each subsequent quarter using the key assumptions listed below:

•       the projected net interest yield from the underlying securitized loans, which can be impacted by the forward yield curve, as well as the Borrower Benefits program;

•       the calculation of the Embedded Floor Income associated with the securitized loan portfolio;

•       the CPR;

•       the discount rate used, which is intended to be commensurate with the risks involved; and

•       the expected credit losses from the underlying securitized loan portfolio.

We recognize interest income and periodically evaluate our Residual Interests for other than temporary impairment in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Residual Beneficial Interests in Securitized Financial Assets.” Under this standard, each quarter we estimate the remaining cash flows to be received from our Retained Interests and use these revised cash flows to prospectively calculate a yield for income recognition. In cases where our estimate of future cash flows results in a lower yield from that used to recognize interest income in the prior quarter, the Residual Interest is written down to fair value, first to the extent of any unrealized gain in accumulated other comprehensive income, then through earnings as an other than temporary impairment, and the yield used to recognize subsequent income from the trust is negatively impacted.

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

Provisions for Loan Losses

We maintain an allowance for loan losses at an amount sufficient to absorb losses inherent in our FFELP and Private Education Loan portfolios at the reporting date based on a projection of estimated probable net credit losses. The maturing of our Private Education Loan portfolios has provided us with more historical data on borrower default behavior such that we now analyze those portfolios to determine the effects that the various stages of delinquency have on borrower default behavior and ultimate charge-off. As a result, in the second quarter of 2005, we changed our estimate of the allowance for loan losses for our Managed loan portfolio to include a migration analysis of delinquent and current accounts, in addition to other considerations. A migration analysis is a technique used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge-off, and is a widely used reserving methodology in the consumer finance industry. Previously, we calculated the allowance for Private Education Loan losses by estimating the probable losses in the portfolio based primarily on loan characteristics and where pools of loans were in their life, with less emphasis on current delinquency status of the loan. Also, in our prior methodology for calculating the allowance, some Private Education Loan loss rates were based on proxies and extrapolations of FFELP loan loss data.

We also transitioned to a migration analysis to revise our estimated losses associated with accrued interest income. Under the new methodology, we estimate the amount of uncollectible accrued interest on Private Education Loans and write it off against current period interest income. Under our prior methodology, Private Education Loans continued to accrue interest, even during periods of forbearance, until they were charged off, at which time, the loans were placed on non-accrual status and all previously accrued interest was reversed against income in the month of charge-off. The allowance for loan losses provided for a portion of the probable losses in accrued interest receivable prior to charge-off.

This change in reserving methodology has been accounted for as a change in estimate in accordance with the Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes.” The effect of this change in estimate was to increase the allowance by $40 million and to reduce student loan interest income for the estimate of uncollectible accrued interest receivable by $14 million. On the income statement, adjustments to the allowance are recorded through the provisions for losses whereas adjustments to accrued interest are recorded in interest income.

When calculating the Private Education Loan loss reserve, we divide the portfolio into categories of similar risk characteristics based on loan program type, loan status (in-school, grace, repayment, forbearance, delinquency), underwriting criteria, existence or absence of a co-borrower, and aging. We then apply default and collection rate projections to each category. Our higher education Private Education Loan programs (89 percent of the Managed Private Education Loan portfolio at December 31, 2005) do not require the borrowers to begin repayment until six months after they have graduated or otherwise left school. Consequently, our loss estimates for these programs are minimal while the borrower is in school. Our career training and alternative Private Education Loan programs (11 percent of the Managed Private Education Loan portfolio at December 31, 2005) generally require the borrowers to start repaying their loans immediately. At December 31, 2005, 46 percent of the principal balance in the higher education Managed Private Education Loan portfolio related to borrowers who are still in-school and not required to make payments. As the current portfolio ages, an increasing percentage of the borrowers will leave school and be required to begin payments on their loans. The allowance for losses will change accordingly with the percentage of borrowers in repayment.

Our loss estimates include losses to be incurred generally over a two year loss confirmation period. Similar to the rules governing FFELP payment requirements, our collection policies allow for periods of nonpayment for borrowers requesting additional payment grace periods upon leaving school or experiencing temporary difficulty meeting payment obligations. This is referred to as forbearance status. The majority of forbearance occurs early in the repayment term when borrowers are starting their careers (see “LENDING BUSINESS SEGMENT—Private Education Loans—Delinquencies”). At December 31, 2005, 10 percent of the Managed Private Education Loan portfolio in repayment and forbearance was in forbearance status. The loss confirmation period is in alignment with our typical collection cycle and takes into account these periods of nonpayment.

Private Education Loan principal is charged off against the allowance at 212 days delinquency. Recoveries on loans charged off are recorded directly to the allowance.

Effective for a renewable one-year period beginning in October 2005, Sallie Mae’s loan servicing division, Sallie Mae Servicing, was designated as an Exceptional Performer (“EP”) by the U.S. Department of Education (“ED”) in recognition of meeting certain performance standards set by ED in servicing FFELP loans. As a result of this designation, the Company received 100 percent reimbursement (declining to 99 percent on July 1, 2006 under new legislation discussed below) on default claims on federally guaranteed student loans that are serviced by Sallie Mae Servicing for a period of at least 270 days before the date of default and will no longer be subject to the two percent Risk Sharing on these loans. The Company is entitled to receive this benefit as long as the Company remains in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria. The EP designation applies to all FFELP loans that are serviced by the Company as well as default claims on federally guaranteed student loans that the Company owns but are serviced by other service providers with the EP designation. At December 31, 2005, approximately 92 percent of the Company’s on-balance sheet federally insured loans are serviced under the EP designation.

On February 8, 2006, the Reauthorization of the HEA was signed into law. (See “OTHER RELATED EVENTS AND INFORMATION—Reauthorization” for a full update of the HEA.) The legislation reduces the level of default insurance to 97 percent from 98 percent (effectively increasing Risk Sharing from two percent to three percent) on loans disbursed after July 1, 2006 for lenders without the EP designation. Furthermore, the bill reduces the default insurance paid to lenders/servicers with the EP designation to 99 percent from 100 percent on claims filed on or after July 1, 2006. As a result of the amended insurance levels, we established a Risk Sharing allowance as of December 31, 2005 for an estimate of losses on FFELP student loans based on the one percent reduction in default insurance for servicers with the EP designation. The reserve was established using a migration analysis similar to that described above for the Private Education Loans before applying the appropriate Risk Sharing percentage. As a result, for the year ended December 31, 2005, we provided for additional reserves of $10 million for on-balance sheet FFELP loans and $19 million for Managed FFELP loans.

The evaluation of the provisions for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. Management believes that the allowance for loan losses is appropriate to cover probable losses in the student loan portfolio.

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

SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. We believe that all of our derivatives are effective economic hedges and are a critical element of our interest rate risk management strategy. However, under SFAS No. 133, some of our derivatives, primarily Floor Income Contracts, certain Eurodollar futures contracts, basis swaps and equity forwards, do not qualify for “hedge treatment” under SFAS No. 133. Therefore, changes in market value along with the periodic net settlements must be recorded through the “gains (losses) on derivative and hedging activities, net” line in the income statement with no consideration for the corresponding change in fair value of the hedged item. The derivative market value adjustment is primarily caused by interest rate volatility, changing credit spreads during the period, and changes in our stock price (related to equity forwards) and the volume and term of derivatives not receiving hedge accounting treatment. See also “BUSINESS SEGMENTS—Alternative Performance Measures—Pre-tax Differences between “Core Earnings” and GAAP—Derivative Accounting” for a detailed discussion of our accounting for derivatives.

Effects of Consolidation Loan Activity on Estimates

The combination of aggressive marketing in the student loan industry and the ability to obtain a long-term, fixed rate loan at low interest rates coupled with the rise in short-term interest rates has led to continued high levels of Consolidation Loan volume, which, in turn, has had a significant effect on a number of accounting estimates in recent years. As long as long-term interest rates remain at historically low levels, we expect the Consolidation Loan program to continue to be an attractive option for borrowers. We have updated our assumptions that are affected primarily by Consolidation Loan activity and updated the estimates used in developing the cash flows and effective yield calculations as they relate to the amortization of student loan premiums and discounts, Borrower Benefits, residual interest income and the valuation of the Residual Interest.

Consolidation Loan activity affects each estimate differently depending on whether the original FFELP loans being consolidated were on-balance sheet or off-balance sheet and whether the resulting Consolidation Loan is retained by us or consolidated with a third party. When we consolidate a FFELP loan that was in our portfolio, the term of that loan is generally extended and the term of the amortization of the capitalized acquisition costs (premium) is likewise extended to match the new term of the loan. In that process, the premium balance must be adjusted to reflect the new expected term of the consolidated loan as if it had been in place from inception.

The estimate of the CPR also affects the estimate of the average life of securitized trusts and therefore affects the valuation of the Residual Interest. Prepayments shorten the average life of the trust, and if all other factors remain equal, will reduce the value of the Residual Interest, the securitization gain on sale and the effective yield used to recognize interest income. Prepayments on student loans in securitized trusts are primarily driven by the rate at which securitized FFELP loans are consolidated. When a loan is consolidated from the trust either by us or a third party, the loan is treated as a prepayment. In cases where the loan is consolidated by us, it will be recorded as an on-balance sheet asset. We discuss the effects of changes in our CPR estimates in “LIQUIDITY AND CAPITAL RESOURCES—Securitization Activities and Liquidity Risk and Funding.”

Effect of Consolidation Activity

The schedule below summarizes the impact of loan consolidation on each affected financial statement line item.

On-Balance Sheet Student Loans

Estimate	Consolidating Lender	Effect on Estimate	CPR	Accounting Effect
Premium	Sallie Mae	Term extension	Decrease	Estimate Adjustment(1)—increase unamortized balance of premium. Reduced annual amortization expense going forward.
Premium	Other lenders	Loan prepaid	Increase	Estimate Adjustment(1)—decrease unamortized balance of premium or accelerated amortization of premium.
Borrower	Sallie Mae	Term extension	N/A	Existing Borrower Benefits reserve reversed
Benefits				into income—new Consolidation Loan benefit amortized over a longer term.(2)
Borrower	Other lenders	Loan prepaid	N/A	Borrower Benefits reserve reversed into
Benefits				income.(2)

(1)                 As estimates are updated, in accordance with SFAS No. 91, the premium balance must be adjusted from inception to reflect the new expected term of the loan, as if it had been in place from inception.

(2)                 Consolidation estimates also affect the estimates of borrowers who will eventually qualify for Borrower Benefits.

Off-Balance Sheet Student Loans

Estimate	Consolidating Lender	Effect on Estimate	CPR	Accounting Effect
Residual	Sallie Mae or	Loan prepaid	Increase	• Reduction in fair market value of
Interest	other lenders			Residual Interest resulting in either an impairment charge or reduction in prior unrealized market value gains recorded in other comprehensive income.
• Decrease in prospective effective yield used to recognize interest income.

SELECTED FINANCIAL DATA

Condensed Statements of Income

				Increase (Decrease)
	Years Ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	$	%	$	%
Net interest income	$1,451	$1,299	$1,326	$152	12%	$(27)	(2)%
Less: provisions for losses	203	111	147	92	83	(36)	(24)
Net interest income after provisions for losses	1,248	1,188	1,179	60	5	9	1
Gains on student loan securitizations	552	375	744	177	47	(369)	(50)
Servicing and securitization revenue	357	561	667	(204)	(36)	(106)	(16)
Losses on securities, net	(64)	(49)	(10)	(15)	(31)	(39)	(390)
Gains (losses) on derivative and hedging activities, net	247	849	(238)	(602)	(71)	1,087	457
Guarantor servicing fees	115	120	128	(5)	(4)	(8)	(6)
Debt management fees	360	300	259	60	20	41	16
Collections revenue	167	39	—	128	328	39	100
Other income	273	290	249	(17)	(6)	41	16
Operating expenses	1,138	895	795	243	27	100	13
Loss on GSE debt extinguishment	—	221	—	(221)	(100)	221	100
Income taxes	729	642	779	87	14	(137)	(18)
Minority interest in net earnings of subsidiaries	6	1	—	5	500	1	100
Cumulative effect of accounting change	—	—	130	—	—	(130)	(100)
Net income	1,382	1,914	1,534	(532)	(28)	380	25
Preferred stock dividends	22	12	12	10	83	—	—
Net income attributable to common stock	$1,360	$1,902	$1,522	$(542)	(28)%	$380	25%
Basic earnings per common share, before cumulative effect of accounting change	$3.25	$4.36	$3.08	$(1.11)	(25)%	$1.28	42%
Basic earnings per common share, after cumulative effect of accounting change	$3.25	$4.36	$3.37	$(1.11)	(25)%	$.99	29%
Diluted earnings per common share, before cumulative effect of accounting change	$3.05	$4.04	$2.91	$(.99)	(25)%	$1.13	39%
Diluted earnings per common share, after cumulative effect of accounting change	$3.05	$4.04	$3.18	$(.99)	(25)%	$.86	27%
Dividends per common share	$.85	$.74	$.59	$.11	15%	$.15	25%

Condensed Balance Sheets

			Increase (decrease)
	December 31,		2005 vs. 2004		2004 vs. 2003
	2005	2004	$	%	$	%
Assets
FFELP Stafford and Other Student Loans, net	$19,988	$18,965	$1,023	5%	$175	1%
Consolidation Loans, net	54,859	41,596	13,263	32	14,809	55
Private Education Loans, net	7,757	5,420	2,337	43	950	21
Other loans, net	1,138	1,048	90	9	17	2
Cash and investments	4,868	6,975	(2,107)	(30)	79	1
Restricted cash and investments	3,300	2,211	1,089	49	1,105	100
Retained Interest in off-balance sheet securitized loans	2,406	2,316	90	4	(160)	(6)
Goodwill and acquired intangible assets, net	1,105	1,066	39	4	474	80
Other assets	3,918	4,497	(579)	(13)	2,034	83
Total assets	$99,339	$84,094	$15,245	18%	$19,483	30%
Liabilities and Stockholders’ Equity
Short-term borrowings	$3,810	$2,207	$1,603	73%	$(16,528)	(88)%
Long-term borrowings	88,119	75,915	12,204	16	36,107	91
Other liabilities	3,609	2,798	811	29	(640)	(19)
Total liabilities	95,538	80,920	14,618	18	18,939	31
Minority interest in subsidiaries	9	72	(63)	(88)	72	100
Stockholders’ equity before treasury stock	4,364	5,129	(765)	(15)	1,949	61
Common stock held in treasury at cost	572	2,027	(1,455)	(72)	1,477	269
Total stockholders’ equity	3,792	3,102	690	22	472	18
Total liabilities and stockholders’ equity	$99,339	$84,094	$15,245	18%	$19,483	30%

RESULTS OF OPERATIONS

We present the results of operations first on a consolidated basis followed by a presentation of the net interest margin with accompanying analysis presented in accordance with GAAP. As discussed in detail above in the “OVERVIEW” section, we have two primary business segments, Lending and DMO, plus a Corporate and Other business segment. Since these business segments operate in distinct business environments, the discussion following the results of our operations is primarily presented on a segment basis. See “BUSINESS SEGMENTS” for further discussion on the components of each segment. Securitization gains and the ongoing servicing and securitization income is included in “LIQUIDITY AND CAPITAL RESOURCES—Securitization Activities.” The discussion of derivative market value gains and losses is under “BUSINESS SEGMENTS—Alternative Performance Measures.”

CONSOLIDATED EARNINGS SUMMARY

The main drivers of our net income are the growth in our Managed student loan portfolio, which drives net interest income and securitization transactions, market value gains and losses on derivatives that do not receive hedge accounting treatment, the timing and size of securitization gains, growth in our fee-based business and expense control.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

For the year ended December 31, 2005, our net income decreased by 26 percent to $1.4 billion ($3.05 diluted earnings per share) from net income of $1.9 billion ($4.04 diluted earnings per share) in

2004. On a pre-tax basis, income for the year ended December 31, 2005 decreased by 19 percent to $2.1 billion versus $2.6 billion in the year ended December 31, 2004. The larger percentage decrease in net income versus pre-tax income from 2004 to 2005 is primarily due to the increase in the effective tax rate from 25 percent in the year ended 2004 to 34 percent in the year ended 2005. Fluctuations in the effective tax rate are driven by the permanent impact of the exclusion of the gains and losses on equity forward contracts with respect to the Company’s stock for tax purposes. Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we are required to mark the equity forward contracts to market each quarter and recognize the change in their value in income. Conversely, these unrealized gains and losses are not recognized on a tax basis. In the year ended 2005, we recognized unrealized gains on our outstanding equity forward contracts of $121 million versus unrealized gains of $759 million in the year ended 2004.

The decrease in pre-tax income is primarily due to a $602 million decrease in the gain on derivative and hedging activities, which primarily relates to derivatives that do not receive hedge accounting treatment. Unrealized derivative gains and losses are primarily driven by the effect of changes in the fair market value of Floor Income Contracts and the effect of an increase in the value of our stock price on equity forward contracts. The smaller unrealized gains on our Floor Income Contracts in 2005 were due to fewer contracts being in the money to the counterparty due to spot interest rates, and to a smaller rise in forward interest rates in 2005 versus 2004. Our stock price increased in both 2005 and 2004, but the absolute increase was less in 2005 resulting in a smaller unrealized gain on our equity forward contracts in 2005.

The year-over-year decrease in servicing and securitization revenue was due primarily to impairment of our Retained Interests in securitizations of $260 million in 2005 versus $80 million in 2004. These impairments are largely driven by the continued rise in Consolidation Loan activity. The increase in impairment losses was partially offset by an increase in securitization gains of $177 million primarily caused by higher percentage gains on the 2005 Private Education Loan securitizations.

The year-over-year increase in debt management fees and collections revenue of $188 million is primarily due to a full year impact of collections revenue from AFS, acquired in the third quarter of 2004, and overall growth in the contingency fee businesses. Positive impacts to pre-tax income were offset by the year-over-year increase in operating expenses of $243 million, primarily attributable to the expenses associated with three subsidiaries acquired in the second half of 2004: AFS, Southwest Student Services Corporation (“Southwest”) and Student Loan Finance Association (“SLFA”).

Net income for the year ended December 31, 2004 was also negatively impacted by a $221 million pre-tax loss related to the repurchase and defeasance of $3.0 billion of GSE debt in connection with the GSE Wind-Down in 2004.

Our Managed student loan portfolio grew by $15.1 billion, from $107.4 billion at December 31, 2004 to $122.5 billion at December 31, 2005. This growth was fueled by the acquisition of $30.2 billion of student loans in the year ended 2005, a 27 percent increase over the $23.7 billion acquired in 2004, exclusive of student loans acquired from the acquisition of Southwest and SLFA. In the year ended 2005, we originated $21.4 billion of student loans through our Preferred Channel, an increase of 19 percent over the $18.0 billion originated in the year ended 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

For the year ended December 31, 2004, our net income was $1.9 billion ($4.04 diluted earnings per share) versus net income of $1.5 billion ($3.18 diluted earnings per share) in 2003. The increase in net income from 2003 to 2004 is due to several factors. The principal driver of the growth in net income was a $1.1 billion pre-tax increase in the derivative market value adjustment. The derivative market value gain can primarily be attributed to the positive effect that the increase in forward interest rates had on the valuation of our liability for Floor Income Contracts and to gains on our equity forward contracts caused by the increase in the market value of our common stock. In 2004, other income (which includes guarantor servicing fees, debt management fees and collections revenue, and other fee-based income) increased by 18 percent to $749 million versus 2003. This increase can mainly be attributed to an increase in revenue from our DMO segment, late and other borrower fees and to termination fees from Bank One. In 2003, other income benefited from a $40 million gain on the sale of our prior headquarters building. The year-over-year increases in other income were offset by $369 million in lower securitization gains due to 2004 Consolidation Loan securitizations not qualifying for off-balance sheet treatment and $106 million in lower servicing and securitization revenue due primarily to lower Embedded Floor Income.

Net income in 2004 was also negatively impacted by a $221 million pre-tax loss related to the repurchase and defeasance of $3.0 billion of GSE debt in connection with the GSE Wind-Down and a 13 percent increase in other operating expenses to $895 million versus 2003. This increase can be attributed to acquisitions and increased servicing and debt management expenses consistent with the growth in borrowers and the growth in the debt management business. Also, in 2004, net interest income after provisions for loan losses was relatively flat versus 2003 caused by two offsetting factors: the increase in net interest income, driven by an $11 billion increase in our average balance of on-balance sheet student loans, and offset by the reduction in Floor Income caused by higher interest rates.

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

NET INTEREST INCOME

Net interest income, including interest income and interest expense, is derived primarily from our portfolio of student loans that remain on-balance sheet and to a lesser extent from other loans, cash and investments. The “Taxable Equivalent Net Interest Income” analysis below is designed to facilitate a comparison of non-taxable asset yields to taxable yields on a similar basis. Additional information regarding the return on our student loan portfolio is set forth under “Student Loans—Student Loan Spread Analysis—On-Balance Sheet.” Information regarding the provisions for losses is contained in Note 4 to the consolidated financial statements, “Allowance for Student Loan Losses.”

Taxable Equivalent Net Interest Income

The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

				Increase (decrease)
	Years ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	$	%	$	%
Interest income
Student loans	$4,149	$2,426	$2,121	$1,723	71%	$305	14%
Other loans	85	74	77	11	15	(3)	(4)
Cash and investments	277	233	150	44	19	83	55
Taxable equivalent adjustment	5	9	16	(4)	(44)	(7)	(44)
Total taxable equivalent interest income	4,516	2,742	2,364	1,774	65	378	16
Interest expense	3,059	1,434	1,022	1,625	113	412	40
Taxable equivalent net interest income	$1,457	$1,308	$1,342	$149	11%	$(34)	(3)%

Average Balance Sheets

The following table reflects the rates earned on interest earning assets and paid on interest bearing liabilities for the years ended December 31, 2005, 2004 and 2003. This table reflects the net interest margin for the entire Company on a consolidated basis. It is included in the Lending segment discussion because that segment includes substantially all interest earning assets and interest bearing liabilities.

	Years ended December 31,
	2005		2004		2003
	Balance	Rate	Balance	Rate	Balance	Rate
Average Assets
FFELP Stafford and Other Student Loans	$20,720	4.90%	$19,317	3.76%	$17,687	3.71%
Consolidation Loans	47,082	5.31	31,773	4.30	22,421	5.16
Private Education Loans	6,922	9.16	4,795	7.00	5,019	6.13
Other loans	1,072	8.04	1,004	7.72	1,129	7.27
Cash and investments	6,662	4.22	11,322	2.11	6,840	2.36
Total interest earning assets	82,458	5.48%	68,211	4.02%	53,096	4.45%
Non-interest earning assets	6,990		6,497		5,950
Total assets	$89,448		$74,708		$59,046
Average Liabilities and Stockholders’ Equity
Short-term borrowings	$4,517	3.93%	$10,596	1.95%	$24,995	1.58%
Long-term borrowings	77,958	3.70	58,134	2.11	28,407	2.21
Total interest bearing liabilities	82,475	3.71%	68,730	2.09%	53,402	1.91%
Non-interest bearing liabilities	3,555		3,195		3,169
Stockholders’ equity	3,418		2,783		2,475
Total liabilities and stockholders’ equity	$89,448		$74,708		$59,046
Net interest margin		1.77%		1.92%		2.53%

Rate/Volume Analysis

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

	Taxable equivalent increase	Increase (decrease) attributable to change in
	(decrease)	Rate	Volume
2005 vs. 2004
Taxable equivalent interest income	$1,774	$1,008	$766
Interest expense	1,625	1,325	300
Taxable equivalent net interest income	$149	$(317)	$466
2004 vs. 2003
Taxable equivalent interest income	$378	$(201)	$579
Interest expense	412	(16)	428
Taxable equivalent net interest income	$(34)	$(185)	$151

The decrease in the net interest margin in 2005 versus 2004 is primarily due to fluctuations in the student loan spread as discussed under “Student Loans—Student Loan Spread Analysis—On-Balance Sheet.” In addition to student loan spread related items, the net interest margin in 2004 was negatively impacted by the higher average balances of lower yielding short-term investments which were being built up during 2004 as additional liquidity in anticipation of the GSE Wind-Down.

Student Loans

For both federally insured student loans and Private Education Loans, we account for premiums paid, discounts received and certain origination costs incurred on the origination of student loans in accordance with SFAS No. 91. The unamortized portion of the premiums and discounts are included in the carrying value of the student loan on the consolidated balance sheet. We recognize income on our student loan portfolio based on the expected yield of the student loan after giving effect to the amortization of purchase premiums and the accretion of student loan discounts, as well as the discount expected to be earned through Borrower Benefits programs. Discounts on Private Education Loans are deferred and accreted to income over the lives of the student loans. In the table below, this accretion of discounts is netted with the amortization of the premiums.

Student Loan Spread Analysis—On-Balance Sheet

The following table analyzes the reported earnings from student loans both on-balance sheet and those off-balance sheet in securitization trusts. For student loans off-balance sheet, we will continue to earn securitization and servicing fee revenues over the life of the securitized loan portfolios. The off-balance sheet information is discussed in more detail in “LIQUIDITY AND CAPITAL RESOURCES—Securitization Activities—Servicing and Securitization Revenue” where we analyze the on-going servicing revenue and Residual Interest earned on the securitized portfolios of student loans. For an analysis of our student loan spread for the entire portfolio of Managed student loans on a similar basis to the on-balance sheet analysis, see “LENDING BUSINESS SEGMENT—Student Loan Spread Analysis—Managed Basis.”

	Years ended December 31,
	2005	2004	2003
On-Balance Sheet
Student loan yield, before Floor Income	6.22%	4.53%	4.28%
Gross Floor Income	.25	.73	1.23
Consolidation Loan Rebate Fees	(.65)	(.58)	(.50)
Offset Fees	—	(.03)	(.07)
Borrower Benefits	(.11)	(.18)	(.06)
Premium and discount amortization	(.16)	(.13)	(.18)
Student loan net yield	5.55	4.34	4.70
Student loan cost of funds	(3.69)	(2.01)	(1.70)
Student loan spread	1.86%	2.33%	3.00%
Off-Balance Sheet
Servicing and securitization revenue, before Floor Income	.81%	1.17%	1.27%
Floor Income, net of Floor Income previously recognized in gain on sale calculation	.06	.21	.47
Servicing and securitization revenue	.87%	1.38%	1.74%
Average Balances
On-balance sheet student loans	$74,724	$55,885	$45,127
Off-balance sheet student loans	41,220	40,558	38,205
Managed student loans	$115,944	$96,443	$83,332

Discussion of Student Loan Spread—Effects of Floor Income and Derivative Accounting

One of the primary drivers of fluctuations in our on-balance sheet student loan spread is the level of gross Floor Income earned in the period. In 2005, 2004 and 2003, we earned gross Floor Income of $187 million (25 basis points), $408 million (73 basis points) and $554 million (123 basis points), respectively. Gross Floor Income is the amount of Floor Income earned on our on-balance sheet portfolio of student loans without giving effect to payments under our Floor Income Contracts, which is discussed in more detail below. The reduction in gross Floor Income is due to the increase in short-term interest rates. We believe that we have economically hedged most of the Floor Income through the sale of Floor Income Contracts, under which we receive an upfront fee and agree to pay the counterparty the Floor Income earned on a notional amount of student loans. These contracts do not qualify for accounting hedge treatment and as a result the payments on the Floor Income Contracts are included on the income statement with “gains (losses) on derivative and hedging activities, net” rather than in student loan interest income. For the years ended December 31, 2005, 2004 and 2003, net Floor Income for on-balance sheet student loans was $12 million (2 basis points), $40 million (7 basis points) and $146 million (32 basis points), respectively. Payments on Floor Income Contracts associated with on-balance sheet student loans for the years ended December 31, 2005, 2004 and 2003 totaled $175 million (23 basis points), $368 million (66 basis points) and $408 million (91 basis points), respectively.

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

Discussion of the Year-over-Year Effect of Changes in Accounting Estimates on the On-Balance Sheet Student Loan Spread

As discussed in detail and summarized in a table under “CRITICAL ACCOUNTING POLICIES AND ESTIMATES,” we periodically update our estimates for changes in the student loan portfolio. Under SFAS No. 91, these changes in estimates must be reflected in the balance of the student loan from inception. We have also updated our estimates to reflect programmatic changes in our Borrower Benefits and Private Education Loan programs and have made modeling refinements to better reflect current and future conditions. The effects of the changes in estimates on the student loan spread are summarized in the table below:

	Years Ended December 31,
	2005		2004
	Dollar Value	Basis Points	Dollar Value	Basis Points
Changes in critical accounting estimates:
Effect on Private Education Loan discount	$—	—	$(8)	(1)
Borrower Benefits	23	3	5	1
Total changes in estimates	$23	3	$(3)	—

In 2005, we updated our estimates for the qualification of Borrower Benefits to account for programmatic changes as well as the effect of continued high levels of consolidations. These updates resulted in a reduction of $23 million or 3 basis points in our Borrower Benefits reserve for 2005.

In 2004, based on our ongoing analysis of our Private Education Loan portfolio, we determined that the portfolio was repaying slower than previously estimated, and in response we increased the period for which we amortize student loan discounts resulting in an increase to the unamortized student loan discount balance of $8 million during 2004. In response to the continued high rate of Consolidation Loan activity, we lowered our estimate of the number of Stafford borrowers who will eventually qualify for Borrower Benefits and revised the term over which benefits are expected to be realized. As a result, we recorded a $5 million reduction in the liability for Borrower Benefits. The net effect of these updates to our estimates in 2004 was $3 million.

Discussion of Student Loan Spread—Effects of Significant Events in 2005 and 2004

There was a record level of Consolidation Loan activity in the second quarter of 2005 caused primarily by FFELP Stafford borrowers locking in lower interest rates by consolidating their loans prior to the July 1 interest rate reset for FFELP Stafford loans. In addition, borrowers were permitted for the first time to consolidate their loans while still in school. This unprecedented volume of Consolidation Loan requests resulted in a majority of the applications being processed in the third and fourth quarters. The increase to premium amortization in 2005 can mainly be attributed to this surge in Consolidation Loan activity as we write-off the balance of unamortized premiums associated with loans that consolidate away from the Company as a current period expense in accordance with SFAS No. 91 (as discussed under “RESULTS OF OPERATIONS—NET INTEREST INCOME—Student Loans”).

In the fourth quarter of 2005, in addition to the Consolidation Loan activity discussed above, a significant volume of our Consolidation Loans were consolidated with third party lenders through the Direct Lending program (see “LENDING BUSINESS SEGMENT—Consolidation Loan Activity” for further discussion). As discussed above, this also resulted in an increase in student loan premium write-offs for loans consolidated with third parties. Conversely, loans lost through consolidation benefit the student loan spread through the write-off of Borrower Benefits reserves associated with these loans.

Discussion of Student Loan Spread—Other Year-over-Year Fluctuations

The decrease in the 2005 student loan spread versus the prior year is primarily due to the decrease in gross Floor Income discussed above. Additionally, higher average balance of Consolidation Loans as a percentage of the on-balance sheet portfolio contributes to downward pressure on the spread. Consolidation Loans have lower spreads than other FFELP loans due to the 105 basis point Consolidation Loan Rebate Fee, more robust Borrower Benefits, and higher funding costs due to their longer terms. These negative effects are partially offset by lower student loan premium amortization due to the extended term and a higher Special Allowance Payment (“SAP”) yield. The average balance of Consolidation Loans grew as a percentage of the average on-balance sheet FFELP student loan portfolio from 62 percent in 2004 to 69 percent in 2005.

Other factors that impacted the student loan spread include higher spreads on our debt funding student loans as a result of the GSE Wind-Down, partially offset by lower Borrower Benefits costs, and the absence of Offset Fees on GSE financed loans. The increase in funding costs is due to the replacement of lower cost, primarily short-term GSE funding with longer term, higher cost funding. The decrease in Borrower Benefits costs can be attributed primarily to the write-off of Borrower Benefits reserves due to the significant volume of Consolidation Loan activity as discussed above. The negative effects on the spread were partially offset by the 43 percent increase in Private Education Loans in the on-balance sheet student loan portfolio.

In addition to the effects of estimate adjustments, the student loan spread decreased by 74 basis points from 2003 to 2004. This decrease was primarily due to the higher average balance of Consolidation Loans, lower Floor Income and higher funding spreads on the debt. These negative effects were partially offset by the increase in Private Education Loans in the on-balance sheet student loan portfolio.

FEDERAL AND STATE TAXES

The Company is subject to federal and state income taxes, while the GSE was exempt from all state and local income taxes. Our effective tax rate for the years ended December 31, 2005, 2004 and 2003 was 34 percent, 25 percent and 36 percent, respectively. The effective tax rate reflects the permanent impact of the exclusion of gains and losses on equity forward contracts with respect to the Company’s stock for tax purposes. The permanent differences were a $121 million gain in 2005, a $759 million gain in 2004 and a $62 million loss in 2003, the year of adoption of SFAS No. 150.

BUSINESS SEGMENTS

The results of operations of the Company’s Lending and DMO operating segments are presented below. These defined business segments operate in distinct business environments and are considered reportable segments under SFAS No. 131 based on quantitative thresholds applied to the Company’s financial statements. In addition, we provide other complementary products and services, including guarantor and student loan servicing, through smaller operating segments that do not meet such thresholds and are aggregated in the Corporate and Other reportable segment for financial reporting purposes.

The management reporting process measures the performance of the Company’s operating segments based on the management structure of the Company as well as the methodology used by management to evaluate performance and allocate resources. Management, including the Company’s chief operating decision maker, evaluates the performance of the Company’s operating segments based on their profitability as measured by “core earnings.” Accordingly, information regarding the Company’s reportable segments is provided herein based on “core earnings,” which are discussed in detail below. Our “core earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. “Core earnings” reflect only current period adjustments to GAAP as described below. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting and as a result, our management reporting is not necessarily comparable with similar information for any other financial institution. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. Intersegment revenues and expenses are netted within the appropriate financial statement line items consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.

“Core earnings” are the primary financial performance measures used by management to develop the Company’s financial plans, track results, and establish corporate performance targets and incentive compensation. While “core earnings” are not a substitute for reported results under GAAP, the Company relies on “core earnings” in operating its business because “core earnings” permit management to make meaningful period-to-period comparisons of the operational and performance indicators that are most closely assessed by management. Management believes this information provides additional insight into the financial performance of the core business activities of our operating segments. Accordingly, the tables presented below reflect “core earnings” which is reviewed and utilized by management to manage the business for each of the Company’s reportable segments. Included below under “Alternative Performance Measures” is further discussion regarding “core earnings” and its limitations, including a table that details the pre-tax differences between “core earnings” and GAAP by reportable segment.

The Lending operating segment includes all discussion of income and related expenses associated with the net interest margin, the student loan spread and its components, the provisions for loan losses, and other fees earned on our Managed portfolio of student loans. The DMO operating segment reflects the fees earned and expenses incurred in providing accounts receivable management and collection services. Our Corporate and Other reportable segment includes our remaining fee businesses and other corporate expenses that do not pertain directly to the primary segments identified above.

	Year ended December 31, 2005
	Lending	DMO	Corporate and Other
Managed interest income:
Managed FFELP Stafford and Other Student Loans	$2,298	$—	$—
Managed Consolidation Loans	3,014	—	—
Managed Private Education Loans	1,160	—	—
Other loans	85	—	—
Cash and investments	401	—	—
Total Managed interest income	6,958	—	—
Managed interest expense	4,823	—	—
Net interest income	2,135	—	—
Less: provisions for losses	138	—	—
Net interest income after provisions for losses	1,997	—	—
Fee income	—	360	115
Collections revenue	—	167	—
Other income	110	—	126
Operating expenses	479	283	308
Income tax expense (benefit)(1)	602	91	(25)
Minority interest in net earnings of subsidiaries	2	4	—
Managed net income (loss)	$1,024	$149	$(42)

	Year ended December 31, 2004
	Lending	DMO	Corporate and Other
Managed interest income:
Managed FFELP Stafford and Other Student Loans	$1,715	$—	$—
Managed Consolidation Loans	1,473	—	—
Managed Private Education Loans	613	—	—
Other loans	74	—	—
Cash and investments	267	—	—
Total Managed interest income	4,142	—	—
Managed interest expense	2,320	—	—
Net interest income	1,822	—	—
Less: provisions for losses	114	—	—
Net interest income after provisions for losses	1,708	—	—
Fee income	—	300	120
Collections revenue	—	39	—
Other income	131	—	130
Loss on GSE debt and extinguishment	221	—	—
Operating expenses	409	159	291
Income tax expense (benefit)(1)	430	65	(15)
Minority interest in net earnings of subsidiaries	—	1	—
Managed net income (loss)	$779	$114	$(26)

(1)                 Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year ended December 31, 2003
	Lending	DMO	Corporate and Other
Managed interest income:
Managed FFELP Stafford and Other Student Loans	$1,494	$—	$—
Managed Consolidation Loans	1,172	—	—
Managed Private Education Loans	427	—	—
Other loans	77	—	—
Cash and investments	163	—	—
Total Managed interest income	3,333	—	—
Managed interest expense	1,681	—	—
Net interest income	1,652	—	—
Less: provisions for losses	130	—	—
Net interest income after provisions for losses	1,522	—	—
Fee income	—	259	128
Other income	121	—	123
Operating expenses	414	123	231
Income tax expense(1)	407	45	7
Cumulative effect of accounting change	—	—	—
Managed net income	$822	$91	$13

(1)                 Income taxes are based on a percentage of net income before tax for the individual reportable segment.

Alternative Performance Measures

In accordance with the Rules and Regulations of the Securities and Exchange Commission (“SEC”), we prepare financial statements in accordance with GAAP. In addition to evaluating the Company’s GAAP-based financial information, management evaluates the Company’s business segments under certain non-GAAP performance measures that we refer to as “core earnings” for each business segment, and we refer to this information in our presentations with credit rating agencies and lenders. While “core earnings” are not a substitute for reported results under GAAP, we rely on “core earnings” to manage each operating segment because we believe these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.

Our “core earnings” are the primary financial performance measures used by management to evaluate performance and to allocate resources. Accordingly, financial information is reported to management on a “core earnings” basis by reportable segment, as these are the measures used regularly by our chief operating decision maker. Our “core earnings” are used in developing our financial plans and tracking results, and also in establishing corporate performance targets and determining incentive compensation. Management believes this information provides additional insight into the financial performance of the Company’s core business activities. Our “core earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. “Core earnings” reflect only current period adjustments to GAAP as described below. Accordingly, the Company’s “core earnings” presentation does not represent another comprehensive basis of accounting. A more detailed discussion of the differences between GAAP and “core earnings” follows.

Limitations of “Core Earnings”

While GAAP provides a uniform, comprehensive basis of accounting, for the reasons described above, management believes that “core earnings” are an important additional tool for providing a more complete understanding of the Company’s results of operations. Nevertheless, “core earnings” are subject to certain general and specific limitations that investors should carefully consider. For example, as stated above, unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. Our “core earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. Unlike GAAP, “core earnings” reflect only current period adjustments to GAAP. Accordingly, the Company’s “core earnings” presentation does not represent a comprehensive basis of accounting. Investors, therefore, may not compare our Company’s performance with that of other financial services companies based upon “core earnings.” “Core earnings” results are only meant to supplement GAAP results by providing additional information regarding the operational and performance indicators that are most closely used by management, the Company’s board of directors, rating agencies and lenders to assess performance.

Other limitations arise from the specific adjustments that management makes to GAAP results to derive “core earnings” results. For example, in reversing the unrealized gains and losses that result from SFAS No. 133 on derivatives that do not qualify for “hedge treatment,” as well as on derivatives that do qualify but are in part ineffective because they are not perfect hedges, we focus on the long-term economic effectiveness of those instruments relative to the underlying hedged item and isolate the effects of interest rate volatility, changing credit spreads and changes in our stock price on the fair value of such instruments during the period. Under GAAP, the effects of these factors on the fair value of the derivative instruments (but not on the underlying hedged item) tend to show more volatility in the short term. While our presentation of our results on a Managed Basis provides important information regarding the performance of our Managed portfolio, a limitation of this presentation is that we are presenting the ongoing spread income on loans that have been sold to a trust managed by us. While we believe that our Managed Basis presentation presents the economic substance of our Managed loan portfolio, it understates earnings volatility from securitization gains. Our “core earnings” results exclude certain Floor Income, which is real cash income, from our reported results and therefore may understate earnings in certain periods. Management’s financial planning and valuation of operating results, however, does not take into account Floor Income because of its inherent uncertainty, except when it is economically hedged through Floor Income Contracts.

Pre-tax Differences between “Core Earnings” and GAAP by Business Segment

	Years ended December 31,
	2005			2004			2003
	Lending	DMO	Corporate and Other	Lending	DMO	Corporate and Other	Lending	DMO	Corporate and Other
“Core earnings” adjustments to GAAP:

Net impact of securitization accounting	$(60)	$—	$—	$(152)	$—	$—	$300	$—	$—
Net impact of derivative accounting	516	—	121	794	—	759	570	—	(68)
Net impact of Floor Income	(204)	—	—	(156)	—	—	23	—	—
Amortization of acquired intangibles	(42)	(15)	(4)	(27)	(5)	(4)	(22)	(3)	(2)
Total “core earnings” adjustments to GAAP	$210	$(15)	$117	$459	$(5)	$755	$871	$(3)	$(70)

Pre-tax Differences between “Core Earnings” and GAAP

Our “core earnings” are the primary financial performance measures used by management to evaluate performance and to allocate resources. Accordingly, financial information is reported to management on a “core earnings” basis by reportable segment, as these are the measures used regularly by our chief operating decision maker. Our “core earnings” are used in developing our financial plans and tracking results, and also in establishing corporate performance targets and determining incentive compensation. Management believes this information provides additional insight into the financial performance of the

Company’s core business activities. ‘‘Core earnings’’ reflect only current period adjustments to GAAP, as described in the more detailed discussion of the differences between GAAP and ‘‘core earnings’’ that follows, which includes further detail on each specific adjustments required to reconcile our ‘‘core earnings’’ segment presentation to our GAAP earnings.

1)               Securitization Accounting: Under GAAP, certain securitization transactions in our Lending operating segment are accounted for as sales of assets. Under “core earnings” for the Lending operating segment, we present all securitization transactions on a Managed Basis as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions as well as ongoing “servicing and securitization revenue” presented in accordance with GAAP are excluded from “core earnings” and are replaced by the interest income, provisions for loan losses, and interest expense as they are earned or incurred on the securitization loans. We also exclude transactions with our off-balance sheet trusts from “core earnings” as they are considered intercompany transactions on a Managed Basis.

The following table summarizes “core earnings” securitization adjustments for the Lending operating segment the years ended December 31, 2005, 2004 and 2003.

	Years Ended December 31,
	2005	2004	2003
“Core earnings” securitization adjustments:
Net interest income on securitized loans, after provisions for losses	$(935)	$(1,065)	$(1,104)
Gains on student loan securitizations	552	375	744
Servicing and securitization revenue	357	561	667
Intercompany transactions with off-balance sheet trusts	(34)	(23)	(7)
Total “core earnings” securitization adjustments	$(60)	$(152)	$300

2)               Derivative Accounting: “Core earnings” exclude periodic unrealized gains and losses arising primarily in our Lending operating segment, and to a lesser degree in our Corporate and Other reportable segment, that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 on derivatives that do not qualify for “hedge treatment” under GAAP. Under “core earnings,” we recognize the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. “Core earnings” also exclude the gain or loss on equity forward contracts that under SFAS No. 133, are required to be accounted for as derivatives and are marked-to-market through earnings.

SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria, as specified by SFAS No. 133, are met. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. However, some of our derivatives, primarily Floor Income Contracts, certain Eurodollar futures contracts and certain basis swaps and equity forward contracts (discussed in detail below), do not qualify for “hedge treatment” as defined by SFAS No. 133, and the stand-alone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item. “Gains (losses) on derivative and hedging activities, net” are primarily caused by interest rate volatility, changing credit spreads and changes in our stock price during the period as well as the volume and term of derivatives not receiving hedge treatment.

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

Generally, a decrease in current interest rates and the respective forward interest rate curves results in an unrealized loss related to our written Floor Income Contracts which is offset by an increase in the value of the economically hedged student loans. This increase is not recognized in income. We will experience unrealized gains/losses related to our basis swaps if the two underlying indices (and related forward curve) do not move in parallel.

Under SFAS No. 150, equity forward contracts that allow a net settlement option either in cash or the Company’s stock are required to be accounted for as derivatives in accordance with SFAS No. 133. As a result, we account for our equity forward contracts as derivatives in accordance with SFAS No. 133 and mark them to market through earnings. They do not qualify as effective SFAS No. 133 hedges, as a requirement to achieve hedge accounting is the hedged item must impact net income and the settlement of these contracts through the purchase of our own stock does not impact net income.

The table below quantifies the adjustments for derivative accounting under SFAS No. 133 on our net income for the years ended December 31, 2005, 2004 and 2003, when compared with the accounting principles employed in all years prior to the SFAS No. 133 implementation.

	Years ended December 31,
	2005	2004	2003
“Core earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$247	$849	$(238)
Less: Realized losses on derivative and hedging activities, net(1)	387	713	739
Unrealized gains (losses) on derivative and hedging activities, net	634	1,562	501
Other pre-SFAS No. 133 accounting adjustments	3	(9)	1
Total net impact of SFAS No. 133 derivative accounting	$637	$1,553	$502

(1)                See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

SFAS No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. The table below summarizes the realized losses on derivative and hedging activities, and the associated reclassification on a “core earnings” basis for the years ended December 31, 2005, 2004 and 2003.

	Years ended December 31,
	2005	2004	2003
Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(259)	$(562)	$(603)
Net settlement expense on interest rate swaps reclassified to net interest income	(123)	(88)	(22)
Net realized losses on closed Eurodollar futures contracts and terminated derivative contracts reclassified to other income	(5)	(63)	(114)
Total reclassifications of realized losses on derivative and hedging activities	(387)	(713)	(739)
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	634	1,562	501
Gains (losses) on derivative and hedging activities, net	$247	$849	$(238)

(1)                “Unrealized gains (losses) on derivative and hedging activities, net” is comprised of the following unrealized mark-to-market gains (losses):

	Years ended December 31,
	2005	2004	2003
Floor Income Contracts	$481	$729	$607
Equity forward contracts	121	759	(68)
Basis swaps	40	73	(8)
Other	(8)	1	(30)
Total unrealized gains (losses) on derivative and hedging activities, net	$634	$1,562	$501

3)               Floor Income:  The timing and amount (if any) of Floor Income earned in our Lending operating segment is uncertain and in excess of expected spreads. Therefore, we exclude such income from “core earnings” when it is not economically hedged. We employ derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above in “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges, and therefore, under GAAP, they are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line on the income statement with no offsetting gain or loss recorded for the economically hedged items. For “core earnings,” we reverse the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and include the amortization of net premiums received (net of Eurodollar futures contracts’ realized gains or losses) in income.

The following table summarizes the Floor Income adjustments in our Lending operating segment for the years ended December 31, 2005, 2004 and 2003.

	Years ended December 31,
	2005	2004	2003
“Core earnings” Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$19	$88	$292
Amortization of net premiums on Floor Income Contracts and futures in net interest income	(223)	(194)	(161)
Net losses related to closed Eurodollar futures contracts economically hedging Floor Income	—	(50)	(14)
Losses on sales of derivatives hedging Floor Income	—	—	(94)
Total “core earnings” Floor Income adjustments	$(204)	$(156)	$23

4)               Other items:  We exclude amortization of acquired intangibles.

LENDING BUSINESS SEGMENT

In our Lending operating segment, we originate and acquire federally guaranteed student loans, which are administered by ED, and Private Education Loans, which are not federally guaranteed. The majority of our Private Education Loans is made in conjunction with a FFELP Stafford loan and as a result is marketed through the same marketing channels as FFELP Stafford loans. While FFELP student loans and Private Education Loans have different overall risk profiles due to the federal guarantee of the FFELP student loans, they share many of the same characteristics such as similar repayment terms, the same marketing channel and sales force, and are originated and serviced on the same servicing platform. Finally, where possible, the borrower receives a single bill for both the federally guaranteed and privately underwritten loans.

The earnings growth in our Lending operating segment is a product of the growth in our Managed portfolio of student loans and the earning spread on those loans. In 2005, the Managed portfolio grew by 14 percent to $122.5 billion at December 31, 2005. As a result of receiving EP designation from ED, approximately 95 percent of our Managed FFELP student loans are 100 percent guaranteed by the federal government (declining to 99 percent guaranteed after July 1, 2006) and as such, represent high quality assets with minimal credit risk. At December 31, 2005, our Managed FFELP student loan portfolio was $106.1 billion or 87 percent of our total Managed student loans.

Trends in the Lending Business Segment

The growth in our Lending operating segment has been largely driven by the steady growth in the demand for post-secondary education in the United States over the last decade. This growth is evident in the $30.2 billion of student loans we originated or acquired in 2005 through our “normal” acquisition channels, a 27 percent increase over the $23.7 billion of student loans acquired in 2004. Our “normal” acquisition channels exclude loans acquired in conjunction with business combinations. In 2005, we originated $21.4 billion of student loans through our Preferred Channel, an increase of 19 percent over the $18.0 billion of student loans originated through our Preferred Channel in 2004.

We expect the growth in the demand for post-secondary education to continue in the future due to a number of factors. First, the college age population will continue to grow as ED predicts that the college-age population will increase approximately 12 percent from 2005 to 2014. Second, we project an increase in non-traditional students (those not attending college directly from high school) and adult education. Third, tuition costs have risen 54 percent for four-year public institutions and 37 percent for four-year private institutions on a constant, inflation-adjusted basis since the academic year (“AY”) 1995-1996 and are projected to continue to rise at a pace greater than inflation. Management believes that these factors will drive growth in education financing well into the next decade.

On March 22, 2005, the Company announced that it extended both its JPMorgan Chase and Bank One student loan and loan purchase commitments to August 31, 2010. This comprehensive agreement provided for the dissolution of the joint venture between Chase and Sallie Mae that had been making student loans under the Chase brand since 1996 and resolved a lawsuit filed by Chase on February 17, 2005.

JPMorgan Chase will continue to sell substantially all student loans to the Company (whether made under the Chase or Bank One brand) that are originated or serviced on the Company’s platforms. In addition, the agreement provides that substantially all Chase-branded education loans made for the July 1, 2005 to June 30, 2006 academic year (and future loans made to these borrowers) will be sold to the Company, including certain loans that are not originated or serviced on Sallie Mae platforms.

This agreement permits JPMorgan Chase to compete with the Company in the student loan marketplace and releases the Company from its commitment to market the Bank One and Chase brands on campus. The Company will continue to support its school customers through its comprehensive set of products and services, including its loan origination and servicing platforms, its family of lending brands and strategic lending partners.

Over the past three years, we have experienced a surge in Consolidation Loan activity as a result of historically low interest rates and aggressive marketing in the industry which has substantially changed the composition of our student loan portfolio. Consolidation Loans earn a lower yield than FFELP Stafford loans due primarily to the 105 basis point Consolidation Loan Rebate Fee. This negative impact is somewhat mitigated by higher SAP spreads, the longer average life of Consolidation Loans and the greater potential to earn Floor Income. Since interest rates on Consolidation Loans are fixed to term for the borrower, older Consolidation Loans with higher borrower rates can earn Floor Income over an extended period of time. In both 2004 and 2005, substantially all Floor Income was earned on Consolidation Loans. The HEA requires lenders to rebate Floor Income on all FFELP loans originated after April 1, 2006, so this benefit will gradually decrease over time. During 2005, $17.1 billion of FFELP Stafford loans in our Managed loan portfolio consolidated either with us ($14.0 billion) or with other lenders ($3.1 billion). The net result of consolidation activity in 2005 was a net portfolio loss of $26 million. Consolidation Loans now represent over 73 percent of our on-balance sheet federally guaranteed student loan portfolio and over 62 percent of our Managed federally guaranteed portfolio.

During 2005, the surge in consolidations was abetted by new industry practices. First, borrowers, who elected to have their Consolidation Loans prematurely enter repayment, were permitted for the first time to consolidate their loans while still in school, due to an interpretation of the HEA that allows borrowers to voluntarily transfer into repayment status before graduation. Previously, borrowers typically only consolidated FFELP Stafford loans upon graduation. Second, a significant volume of our Consolidation Loans was consolidated with third party lenders using the Direct Lending program as a pass-through entity to circumvent the statutory prohibition on the FFELP reconsolidation of Consolidation Loans. The HEA eliminates this practice by July 1, 2006, but we are working with others in the industry to end it before June 30, 2006, because we believe that this practice is improper and not permitted by current regulations. This practice contributed to a net run-off of $540 million in our portfolio in the fourth quarter of 2005, which will continue at a high rate until this practice ceases.

To meet the increasing cost of higher education, students and parents have turned to alternative sources of education financing outside of the FFELP. A large and growing source of this supplemental education financing is provided by Private Education Loans, for which we are the largest provider. These loans are primarily originated through campus-based programs but this channel has recently been supplemented by our direct-to-consumer Private Education Loans channel. The Private Education Loan portfolio grew by 43 percent in 2005 to $16.4 billion and now represents 13 percent of our Managed student loan portfolio, up from 11 percent in 2004.

Private Education Loans consist of two general types: those that meet the needs of borrowers at higher education schools and other Title IV eligible schools, and those that are used to meet the needs of students in alternative learning programs such as career training, distance learning and lifelong learning programs. Unlike FFELP loans, Private Education Loans are subject to the full credit risk of the borrower. We manage this additional risk through clearly defined loan underwriting standards and a combination of higher interest rates and loan origination fees that compensate us for the higher risk. As a result, we earn higher spreads on Private Education Loans than on FFELP loans. Private Education Loans will continue to be an important driver of future earnings growth as the demand for post-secondary education grows and costs increase much faster than increases in federal loan limits.

We also originate lesser quantities of mortgage and consumer loans with the intent of immediately selling the majority of the mortgage loans. Mortgage and consumer loan originations and the mortgage loan portfolio we hold were nine percent and one percent, respectively, of total loan originations and total loans outstanding as of and for the year ended December 31, 2005.

Student Loan Spread

An important performance measure closely monitored by management is the student loan spread. The student loan spread is the difference between the income earned on the student loan assets and the interest paid on the debt funding those assets. A number of factors can affect the overall student loan spread such as:

•       the mix of student loans in the portfolio, with Consolidation Loans having the lowest spread and Private Education Loans having the highest spread;

•       the premiums paid, borrower fees charged and capitalized costs incurred to acquire student loans which impact the spread through subsequent amortization;

•       the type and level of Borrower Benefits programs;

•       the level of Floor Income; and when considering the “core earnings” managed spread, the amount of Floor Income-eligible loans that have been hedged through Floor Income Contracts; and

•       funding and hedging costs.

The student loan spread is highly susceptible to liquidity, funding and interest rate risk. These risks are discussed separately at “LIQUIDITY AND CAPITAL RESOURCES” and in the “RISK FACTORS” discussion at the front of the document.

The following table includes the “core earnings” results of operations for our Lending business segment.

	Years ended December 31,			% Increase (Decrease)
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Managed Basis interest income:
Managed FFELP Stafford and Other Student Loans	$2,298	$1,715	$1,494	34%	15%
Managed Consolidation Loans	3,014	1,473	1,172	105	26
Managed Private Education Loans	1,160	613	427	89	44
Other loans	85	74	77	15	(4)
Cash and investments	401	267	163	50	64
Total Managed interest income	6,958	4,142	3,333	68	24
Managed interest expense	4,823	2,320	1,681	108	38
Net Managed interest income	2,135	1,822	1,652	17	10
Less: provisions for losses	138	114	130	21	(12)
Net interest income after provisions for losses	1,997	1,708	1,522	17	12
Other income	110	131	121	(16)	8
Loss on GSE debt extinguishment and defeasance	—	221	—	(100)	100
Operating expenses	479	409	414	17	(1)
Income before income taxes and minority interest in net earnings of subsidiaries	1,628	1,209	1,229	35	(2)
Income taxes	602	430	407	40	6
Income before minority interest in net earnings of subsidiaries	1,026	779	822	32	(5)
Minority interest in net earnings of subsidiaries	2	—	—	100	—
Managed Net income	$1,024	$779	$822	31%	(5)%

Summary of our Managed Student Loan Portfolio

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

Ending Balances:

	December 31, 2005
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Private Education Loans	Total
On-balance sheet:
In-school	$6,910	$—	$6,910	$3,432	$10,342
Grace and repayment	12,705	54,033	66,738	4,834	71,572
Total on-balance sheet, gross	19,615	54,033	73,648	8,266	81,914
On-balance sheet unamortized premium/(discount)	379	835	1,214	(305)	909
On-balance sheet allowance for losses	(6)	(9)	(15)	(204)	(219)
Total on-balance sheet, net	19,988	54,859	74,847	7,757	82,604
Off-balance sheet:
In-school	2,962	—	2,962	2,540	5,502
Grace and repayment	17,410	10,272	27,682	6,406	34,088
Total off-balance sheet, gross	20,372	10,272	30,644	8,946	39,590
Off-balance sheet unamortized premium/(discount)	306	305	611	(188)	423
Off-balance sheet allowance for losses	(8)	(2)	(10)	(78)	(88)
Total off-balance sheet, net	20,670	10,575	31,245	8,680	39,925
Total Managed	$40,658	$65,434	$106,092	$16,437	$122,529
% of on-balance sheet FFELP	27%	73%	100%
% of Managed FFELP	38%	62%	100%
% of total	33%	54%	87%	13%	100%

(1)                 FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Ending Balances:

	December 31, 2004
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Private Education Loans	Total
On-balance sheet
In-school	$6,019	$—	$6,019	$2,129	$8,148
Grace and repayment	12,593	40,966	53,559	3,666	57,225
Total on-balance sheet, gross	18,612	40,966	59,578	5,795	65,373
On-balance sheet unamortized premium/(discount)	353	638	991	(203)	788
On-balance sheet allowance for losses	—	(8)	(8)	(172)	(180)
Total on-balance sheet, net	18,965	41,596	60,561	5,420	65,981
Off-balance sheet
In-school	5,496	—	5,496	1,834	7,330
Grace and repayment	21,948	7,393	29,341	4,474	33,815
Total off-balance sheet	27,444	7,393	34,837	6,308	41,145
Off-balance sheet unamortized premium/(discount)	381	177	558	(103)	455
Off-balance sheet allowance for losses	—	—	—	(143)	(143)
Total off-balance sheet, net	27,825	7,570	35,395	6,062	41,457
Total Managed	$46,790	$49,166	$95,956	$11,482	$107,438
% of on-balance sheet FFELP	31%	69%	100%
% of Managed FFELP	49%	51%	100%
% of total	43%	46%	89%	11%	100%

(1)                 FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Average Balances:

	Year ended December 31, 2005
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Private Education Loans	Total
On-balance sheet	$20,720	$47,082	$67,802	$6,922	$74,724
Off-balance sheet	24,182	9,800	33,982	7,238	41,220
Total Managed	$44,902	$56,882	$101,784	$14,160	$115,944
% of on-balance sheet FFELP	31%	69%	100%
% of Managed FFELP	44%	56%	100%
% of total	39%	49%	88%	12%	100%

	Year ended December 31, 2004
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Private Education Loans	Total
On-balance sheet	$19,317	$31,773	$51,090	$4,795	$55,885
Off-balance sheet	27,365	7,698	35,063	5,495	40,558
Total Managed	$46,682	$39,471	$86,153	$10,290	$96,443
% of on-balance sheet FFELP	38%	62%	100%
% of Managed FFELP	54%	46%	100%
% of total	48%	41%	89%	11%	100%

	Year ended December 31, 2003
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Private Education Loans	Total
On-balance sheet	$17,687	$22,421	$40,108	$5,019	$45,127
Off-balance sheet	28,868	7,053	35,921	2,284	38,205
Total Managed	$46,555	$29,474	$76,029	$7,303	$83,332
% of on-balance sheet FFELP	44%	56%	100%
% of Managed FFELP	61%	39%	100%
% of total	56%	35%	91%	9%	100%

(1)                 FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Student Loan Spread Analysis—Managed Basis

The following table analyzes the earnings from our portfolio of Managed student loans on a “core earnings” basis (see “BUSINESS SEGMENTS—Alternative Performance Measures—Pre-tax differences between ‘Core Earnings’ and GAAP”). This presentation includes both on-balance sheet and off-balance sheet student loans and derivatives that are economically hedging the student loans on the debt funding such loans. The table below also excludes Floor Income earned on the student loan portfolio but does include the amortization of upfront payments on Floor Income Contracts that we believe our economically hedging the Floor Income.

	Years ended December 31,
	2005	2004	2003
Managed Basis student loan yield	6.32%	4.59%	4.26%
Consolidation Loan Rebate Fees	(.50)	(.42)	(.36)
Offset Fees	—	(.02)	(.04)
Borrower Benefits	(.07)	(.08)	(.05)
Premium and discount amortization	(.17)	(.13)	(.10)
Managed Basis student loan net yield	5.58	3.94	3.71
Managed Basis student loan cost of funds	(3.80)	(2.06)	(1.71)
Managed Basis student loan spread	1.78%	1.88%	2.00%
Average Balances
On-balance sheet student loans	$74,724	$55,885	$45,127
Off-balance sheet student loans	41,220	40,558	38,205
Managed student loans	$115,944	$96,443	$83,332

Discussion of the Year-over-Year Effect of Changes in Accounting Estimates on the Managed Student Loan Spread

As discussed in detail and summarized in a table at “CRITICAL ACCOUNTING POLICIES AND ESTIMATES,” we periodically update our estimates for changes in the student loan portfolio. Under SFAS No. 91, these changes in estimates must be reflected in the balance from inception of the student loan. We have also updated our estimates to reflect programmatic changes in our Borrower Benefits and Private Education Loan programs and have made modeling refinements to better reflect current and future conditions. The effects of the changes in estimates are summarized in the table below:

	Years Ended December 31,
	2005		2004
	Dollar Value	Basis Points	Dollar Value	Basis Points
Changes in critical accounting estimates:
Effect on premium/discount:
FFELP Stafford and Consolidation Loans	$—	—	$36	4
Private Education Loans	—	—	(24)	(3)
Total effect on premium/discount	—	—	12	1
Borrower Benefits	34	3	22	2
Total changes in estimates	$34	3	$34	3

In 2005, we updated our estimates for the qualification for Borrower Benefits to account for programmatic changes as well as the effect of continued high levels of consolidations. These updates resulted in a reduction of $34 million or 3 basis points in the Borrower Benefits reserve for 2005 versus 2004.

In 2004, we increased our estimates of the average life of our FFELP Stafford and Consolidation Loan programs to recognize the shifting of the portfolio to Consolidation Loans that have longer lives. The net effect of these changes was a $36 million adjustment to increase the unamortized student loan premium. The difference between the effect for on-balance sheet and off-balance sheet was primarily due to a refinement in our estimates for off-balance sheet loans that did not have the same effect on-balance sheet and to the different mix of FFELP Stafford and Consolidation Loans on-balance sheet versus the mix on a Managed Basis.

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

Discussion of Managed Basis Student Loan Spread—Effects of Significant Events in 2005 and 2004

There was a record level of Consolidation Loan activity in the second quarter of 2005 caused primarily by FFELP Stafford borrowers locking in lower interest rates by consolidating their loans prior to the July 1 interest rate reset for FFELP Stafford loans. In addition, borrowers were permitted for the first time to consolidate their loans while still in school. This unprecedented volume of Consolidation Loan requests resulted in a majority of the applications being processed in the third quarter. The increase to premium amortization in 2005 can mainly be attributed to this surge in Consolidation Loan activity as we write-off the balance of unamortized premiums associated with loans that consolidate away from the Company as a current period expense in accordance with SFAS No. 91 (as discussed under “RESULTS OF OPERATIONS—NET INTEREST INCOME—Student Loans”).

Also, in the second half of 2005, a significant volume of our Consolidation Loans was reconsolidated with third party lenders through the FDLP (see “LENDING BUSINESS SEGMENT—Consolidation Loan Activity” for further discussion of this practice), resulting in an increase in student loan premium write-offs. Reconsolidation of student loans does benefit the student loan spread to a lesser extent through the write-off of Borrower Benefits reserves associated with these loans.

Discussion of Managed Basis Student Loan Spread—Other Year-over-Year Fluctuations

The decrease in the 2005 student loan spread versus 2004, exclusive of the changes in estimates disclosed above, is primarily due to the higher average balance of Consolidation Loans as a percentage of the Managed portfolio. Consolidation Loans have lower spreads than other FFELP loans due to the 105 basis point Consolidation Loan Rebate Fee, higher qualification rates for Borrower Benefits, and higher funding costs due to their longer terms. These negative effects are partially offset by lower student loan premium amortization due to the extended term and a higher SAP yield. The average balance of Consolidation Loans grew as a percentage of the average Managed FFELP student loan portfolio from 46 percent in 2004 to 56 percent in 2005.

In 2005, our Managed student loan spread was impacted by higher spreads on our debt funding student loans, which was partially offset by the absence of Offset Fees. The increase in funding costs is due to the replacement of lower cost, primarily short-term GSE funding with longer term, higher cost funding in connection with the GSE Wind-Down.

The 2005 student loan spread benefited from the increase in the average balance of Managed Private Education Loans as a percentage of the average Managed student loan portfolio from 11 percent in 2004 to 12 percent in 2005. Private Education Loans are subject to credit risk and therefore earn higher spreads which averaged 4.62 percent for the year ended December 31, 2005 versus a spread of 1.39 percent for the Managed guaranteed student loan portfolio, excluding the impact from the update to our estimates for the qualification for Borrower Benefits.

Floor Income

For on-balance sheet student loans, gross Floor Income is included in student loan income whereas payments on Floor Income Contracts are included in the “gains (losses) on derivative and hedging activities, net” line in other income. The following table summarizes the components of Floor Income from on-balance sheet student loans, net of payments under Floor Income Contracts, for the years ended December 31, 2005, 2004 and 2003.

	Years ended December 31,
	2005			2004			2003
	Fixed borrower rate	Variable borrower rate	Total	Fixed borrower rate	Variable borrower rate	Total	Fixed borrower rate	Variable borrower rate	Total
Floor Income:

Gross Floor Income	$187	$—	$187	$406	$2	$408	$523	$31	$554
Payments on Floor Income Contracts	(175)	—	(175)	(368)	—	(368)	(408)	—	(408)
Net Floor Income	$12	$—	$12	$38	$2	$40	$115	$31	$146
Net Floor Income in basis points	2	—	2	7	—	7	25	7	32

The decrease in net Floor Income for the year ended December 31, 2005 versus the prior year is due to higher average interest rates and to a higher percentage of Floor Income-eligible student loans economically hedged through Floor Income Contracts. These factors more than offset the increase in Consolidation Loans eligible to earn fixed rate Floor Income.

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

Student Loan Floor Income Contracts

The following table analyzes the ability of the FFELP student loans in our Managed student loan portfolio to earn Floor Income after December 31, 2005 and 2004.

	December 31, 2005			December 31, 2004
(Dollars in billions)	Fixed borrower Rate	Variable borrower rate	Total	Fixed borrower Rate	Variable borrower rate	Total
Student loans eligible to earn Floor Income:
On-balance sheet student loans	$53.4	$16.0	$69.4	$40.5	$14.0	$54.5
Off-balance sheet student loans	10.3	18.4	28.7	7.4	24.6	32.0
Managed student loans eligible to earn Floor Income	63.7	34.4	98.1	47.9	38.6	86.5
Less: notional amount of floor swap/debt contracts	—	—	—	(1.2)	—	(1.2)
Less: notional amount of Floor Income Contracts	(25.1)	—	(25.1)	(26.6)	—	(26.6)
Total economically hedged Floor Income Contracts	(25.1)	—	(25.1)	(27.8)	—	(27.8)
Net Managed student loans eligible to earn Floor Income	$38.6	$34.4	$73.0	$20.1	$38.6	$58.7
Net Managed student loans earning Floor Income	$0.8	$—	$0.8	$2.4	$—	$2.4

The reconsolidation of Consolidation Loans has had an impact on the Floor Income Contracts economically hedging the fixed borrower interest rate earned on Consolidation Loans. All Consolidation Loans are eligible to earn Floor Income, and over time we have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified Consolidation Loans. The sale of the Floor Income Contracts did not anticipate the reconsolidation of Consolidation Loans and as a consequence we are losing higher rate Consolidation Loans that underlie the contracts. As a result, as of December 31, 2005, the notional amount of Floor Income Contracts roughly equals the outstanding balance of the Consolidation Loans that the Floor Income Contracts were sold against. Recently passed legislation discontinues reconsolidation June 30, 2006, although there is a chance it may be ended sooner. Since we are at parity between the loans and contracts at December 31, 2005, loans reconsolidating in 2006 would potentially put us in an oversold position during 2006 related to our Floor Income Contracts. However, we do not believe that the volume of reconsolidation will create a material oversold position vis-à-vis the $25 billion of Consolidation Loans now hedged by Floor Income Contracts at December 31, 2005.

The following table presents a projection of the average Managed balance of Consolidation Loans whose Fixed Rate Floor Income has already been economically hedged through Floor Income Contracts for the period January 1, 2006 to March 31, 2010. These loans are both on and off-balance sheet and the related hedges do not qualify under SFAS No. 133 accounting as effective hedges.

(Dollars in billions)	2006	2007	2008	2009	2010
Average balance of Consolidation Loans whose Floor Income is economically hedged (Managed Basis)	$25	$16	$15	$10	$2

Private Education Loans

Allowance for Private Education Loan Losses

Change in Accounting Estimate to the Allowance for Loan Losses and the Recognition of Accrued Interest Income for Private Education Loans

We maintain an allowance for loan losses at an amount sufficient to absorb losses inherent in our Private Education Loan portfolio at the reporting date based on a projection of probable net credit losses. The maturing of our Private Education Loan portfolios has provided us with more historical data on borrower default behavior such that we now analyze those portfolios to determine the effects that the various stages of delinquency have on borrower default behavior and ultimate charge-off. As a result, in the second quarter of 2005, we changed our estimate of the allowance for loan losses for our Managed loan portfolio using a migration analysis of delinquent and current accounts. A migration analysis is a technique used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge-off. This is a widely used reserving methodology in the consumer finance industry. Previously, we calculated the allowance for Private Education Loan losses by estimating the probable losses in the portfolio based primarily on loan characteristics and where pools of loans were in their life with less emphasis on current delinquency status of the loan. Also, in our prior methodology for calculating the allowance, some loss rates were based on proxies and extrapolations of FFELP loan loss data.

We also used a migration analysis to revise our estimates pertaining to our non-accrual policy for interest income. Under the new methodology, we estimate the amount of uncollectible accrued interest on Private Education Loans and write it off against current period interest income. Under our prior methodology, Private Education Loans continued to accrue interest, including in periods of forbearance, until they were charged off, at which time the loans were placed on non-accrual status and all previously accrued interest was reversed against income in the month of charge-off. The allowance for loan losses provided for a portion of the probable losses in accrued interest receivable prior to charge-off.

This change in reserving methodology has been accounted for as a change in estimate in accordance with APB Opinion No. 20, “Accounting Changes.” The effect of this change in estimate was to increase the value of the allowance by $40 million and to reduce student loan interest income for the estimate of uncollectible accrued interest receivable by $14 million. On the income statement, adjustments to the allowance are recorded through the provisions for loan losses whereas adjustments to accrued interest are recorded in interest income. On a Managed Basis, we decreased the allowance for loan losses by $20 million and reduced student loan interest income by $16 million for uncollectible accrued interest.

We continue to gain experience in analyzing our Private Education Loan portfolios and as a result, we have developed additional data to better estimate the amount of recoveries on defaulted loans. During the third quarter of 2005, we changed our methodology for estimating the amount of charged-off student loans that will ultimately be recovered, which resulted in a $49 million decrease in the value of the allowance through the provisions for loan losses. On a Managed Basis, we decreased the allowance for loan losses by $65 million to recognize the effect of this change.

The following table provides a summary of the income statement impact of the change in accounting estimate and change in recovery methodology on the allowance for loan losses.

	On- Balance Sheet	Off- Balance Sheet	Managed Basis
Impact on provisions:
Impact of change in allowance estimate	$40	$(60)	$(20)
Impact of change in recovery estimate	(49)	(16)	(65)
Total impact from changes in estimates	$(9)	$(76)	$(85)

The difference in the impact of the change in estimate on the allowance for loan losses between our on-balance sheet and our Managed results is due to the difference in the mix of Private Education Loans on-and off-balance sheet. Certain loan types with higher expected default rates, such as career training and those loan programs targeted to borrowers with lower FICO scores, have not yet been securitized and as such the on-balance sheet portfolio contains loans with higher delinquency rates. Because the required allowance under the new methodology is more directly tied to the current status of the portfolio, the on-balance sheet portfolio reserve requirements increased while at the same time the off-balance sheet portfolio reserve requirements decreased with the net effect being a decrease in the Managed Basis allowance. The difference in the composition of our on-balance sheet and off-balance sheet portfolios also caused the disparity in the impact of the change in recovery methodology for loans on-balance sheet versus off-balance sheet. The on-balance sheet portfolio has higher expected gross charge-offs and was therefore more heavily affected by the change in estimate on the related expected recoveries.

During the year there is seasonality in the provisions for loan losses that is primarily driven by the seasonality of loans entering repayment. The majority of loans typically enter repayment in the second and fourth quarters. This increase in loans entering repayment often leads to a near-term increase in early-stage delinquencies or forbearance usage in the first and third quarters for the affected borrowers, which in turn leads to a spike in the provisions for those quarters. Therefore, all other factors being equal, the provisions for loan losses will be higher in the first and third quarters.

Activity in the Allowance for Private Education Loan Losses

As discussed in detail under “CRITICAL ACCOUNTING POLICIES AND ESTIMATES,” the provisions for student loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of Private Education Loans.

The following table summarizes changes in the allowance for Private Education Loan losses for the years ended December 31, 2005, 2004 and 2003.

Activity in Allowance for Private Education Loans
On-Balance Sheet			Off-Balance Sheet			Managed Basis
Years ended			Years ended			Years ended
Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003

Allowance at beginning of period	$172	$166	$181	$143	$93	$13	$315	$259	$194
Provision for Private Education Loan losses	186	130	107	3	28	10	189	158	117
Change in loss estimate	40	—	—	(60)	—	—	(20)	—	—
Change in recovery estimate	(49)	—	—	(16)	—	—	(65)	—	—
Total provision	177	130	107	(73)	28	10	104	158	117
Other	—	—	21	—	—	(1)	—	—	20
Charge-offs	(154)	(110)	(83)	(2)	(6)	—	(156)	(116)	(83)
Recoveries	19	14	11	—	—	—	19	14	11
Net charge-offs	(135)	(96)	(72)	(2)	(6)	—	(137)	(102)	(72)
Balance before securitization of Private Education Loans	214	200	237	68	115	22	282	315	259
Securitization of Private Education Loans	(10)	(28)	(71)	10	28	71	—	—	—
Allowance at end of period	$204	$172	$166	$78	$143	$93	$282	$315	$259
Net charge-offs as a percentage of average loans in repayment (annualized)	4.14%	3.57%	2.59%	.07%	.22%	—%	1.89%	1.92%	1.85%
Allowance as a percentage of the ending total loan balance	2.56%	3.07%	3.57%	.89%	2.31%	2.37%	1.69%	2.67%	3.02%
Allowance as a percentage of ending loans in repayment	5.57%	6.05%	6.50%	1.68%	4.27%	4.99%	3.40%	5.08%	5.86%
Average coverage of net charge-offs (annualized)	1.52	1.79	2.30	29.75	24.81	—	2.06	3.09	3.60
Average total loans	$6,922	$4,795	$5,018	$7,238	$5,495	$2,284	$14,160	$10,290	$7,303
Ending total loans	$7,961	$5,592	$4,636	$8,758	$6,205	$3,928	$16,719	$11,797	$8,564
Average loans in repayment	$3,252	$2,697	$2,772	$4,002	$2,611	$1,116	$7,254	$5,307	$3,888
Ending loans in repayment	$3,662	$2,842	$2,551	$4,653	$3,352	$1,870	$8,315	$6,194	$4,421

On-Balance Sheet versus Managed Presentation

All Private Education Loans are initially acquired on-balance sheet. When we securitize Private Education Loans, we no longer legally own the loans and they are accounted for off-balance sheet. For our Managed presentation in the table above, we reduce the on-balance sheet allowance for amounts previously provided and then provide for these loans in the off-balance sheet section with the total of both on and off-balance sheet residing in the Managed presentation.

When Private Education Loans in the majority of our securitized trusts become 180 days delinquent, we typically exercise our contingent call option to repurchase these loans at par value out of the trust and record a loss for the difference in the par value paid and the fair market value of the loan at the time of purchase. If these loans reach the 212-day delinquency, a charge-off for the remaining balance of the loan is triggered. On a Managed Basis, the losses recorded under GAAP for loans repurchased at day 180 are reversed and the full amount is charged-off at day 212.

The off-balance sheet allowance is increasing as more loans are securitized but is lower than the on-balance sheet percentage when measured as a percentage of ending loans in repayment because of the different mix of loans on-balance sheet and off-balance sheet, as described above. Additionally, a larger percentage of the off-balance sheet loan borrowers are still in-school status and not required to make payments on their loans. Once repayment begins, the allowance requirements increase to reflect the increased risk of loss as loans enter repayment.

Managed Basis Private Education Loan Loss Allowance Discussion

The decrease in the allowance as a percentage of ending loans in repayment is due to the change in methodology for estimating the allowance for loan loss primarily by reducing the loss confirmation period, and to the increase in the period of time for estimating future recoveries discussed in detail above.

The year-over-year allowance on a Managed Basis increased by $52 million from 2004 to 2005, exclusive of the adjustments related to these changes in estimate and methodology. This increase was primarily driven by the 37 percent year-over-year increase in average loans in repayment. As a result of the change in the loan loss and recovery estimates discussed above, the allowance as a percentage of ending loans in repayment decreased from 5.08 percent to 3.40 percent, and consequently the year-over-year growth rate in the provision is less than the growth rate in the portfolio.

The increase in the provision for Managed Private Education Loans of $41 million from 2003 to 2004 is primarily due to the $2.3 billion increase in Managed Private Education Loans that have transitioned to out-of-school status over the prior year. For the year ended December 31, 2004, Private Education Loan charge-offs increased by $33 million over the prior year, which is due primarily to the continued growth and maturity of loans in repayment. As discussed further below, while the delinquency and forbearance amounts fluctuate from quarter to quarter, they will increase with the growth in the repayment portfolio. We utilize our debt management operations to minimize charge-offs in our own portfolio and to increase recoveries on charged-off loans. The allowance as a percentage of loans in repayment decreased year-over-year from 5.86 percent to 5.08 percent. This reduction is primarily attributable to updates in our default assumptions in the third quarter of 2004.

Delinquencies

The table below presents our Private Education Loan delinquency trends as of December 31, 2005, 2004 and 2003. Delinquencies have the potential to adversely impact earnings through increased servicing and collection costs in the event the delinquent accounts charge off.

	On-Balance Sheet Private Education Loan Delinquencies
	December 31, 2005		December 31, 2004		December 31, 2003
	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,301		$2,787		$1,970
Loans in forbearance(2)	303		166		236
Loans in repayment and percentage of each status:
Loans current	3,311	90.4%	2,555	89.9%	2,268	88.9%
Loans delinquent 31-60 days(3)	166	4.5	124	4.4	115	4.5
Loans delinquent 61-90 days	77	2.1	56	2.0	62	2.4
Loans delinquent greater than 90 days	108	3.0	107	3.7	106	4.2
Total Private Education Loans in repayment	3,662	100%	2,842	100%	2,551	100%
Total Private Education Loans, gross	8,266		5,795		4,757
Private Education Loan unamortized discount	(305)		(203)		(121)
Total Private Education Loans	7,961		5,592		4,636
Private Education Loan allowance for losses	(204)		(172)		(166)
Private Education Loans, net	$7,757		$5,420		$4,470
Percentage of Private Education Loans in repayment	44.3%		49.0%		53.6%
Delinquencies as a percentage of Private Education Loans in repayment	9.6%		10.1%		11.1%

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

(3)                The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet Private Education Loan Delinquencies
	December 31, 2005		December 31, 2004		December 31, 2003
	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,679		$2,622		$1,858
Loans in forbearance(2)	614		334		255
Loans in repayment and percentage of each status:
Loans current	4,446	95.6%	3,191	95.2%	1,796	96.0%
Loans delinquent 31-60 days(3)	136	2.9	84	2.5	39	2.1
Loans delinquent 61-90 days	35.7		28.8		15.8
Loans delinquent greater than 90 days	36.8		49	1.5	20	1.1
Total Private Education Loans in repayment	4,653	100%	3,352	100%	1,870	100%
Total Private Education Loans, gross	8,946		6,308		3,983
Private Education Loan unamortized discount	(188)		(103)		(55)
Total Private Education Loans	8,758		6,205		3,928
Private Education Loan allowance for losses	(78)		(143)		(93)
Private Education Loans, net	$8,680		$6,062		$3,835
Percentage of Private Education Loans in repayment	52.0%		53.1%		46.9%
Delinquencies as a percentage of Private Education Loans in repayment	4.4%		4.8%		4.0%

	Managed Basis Private Education Loan Delinquencies
	December 31, 2005		December 31, 2004		December 31, 2003
	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$7,980		$5,409		$3,828
Loans in forbearance(2)	917		500		491
Loans in repayment and percentage of each status:
Loans current	7,757	93.3%	5,746	92.8%	4,064	91.9%
Loans delinquent 31-60 days(3)	302	3.6	208	3.3	154	3.5
Loans delinquent 61-90 days	112	1.4	84	1.4	77	1.7
Loans delinquent greater than 90 days	144	1.7	156	2.5	126	2.9
Total Private Education Loans in repayment	8,315	100%	6,194	100%	4,421	100%
Total Private Education Loans, gross	17,212		12,103		8,740
Private Education Loan unamortized discount	(493)		(306)		(176)
Total Private Education Loans	16,719		11,797		8,564
Private Education Loan allowance for losses	(282)		(315)		(259)
Private Education Loans, net	$16,437		$11,482		$8,305
Percentage of Private Education Loans in repayment	48.3%		51.2%		50.6%
Delinquencies as a percentage of Private Education Loans in repayment	6.7%		7.2%		8.1%

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

Forbearance—Managed Basis Private Education Loans

Private Education Loans are made to parent and student borrowers by our lender partners in accordance with our underwriting policies. These loans generally supplement federally guaranteed student loans, which are subject to federal lending caps. Private Education Loans are not guaranteed or insured against any loss of principal or interest. Traditional student borrowers use the proceeds of these loans to obtain higher education, which increases the likelihood of obtaining employment at higher income levels than would be available without the additional education. As a result, the borrowers’ repayment capability improves between the time the loan is made and the time they enter the post-education work force. We generally allow the loan repayment period on traditional Private Education Loans, except those generated by our SLM Financial subsidiary, to begin six to nine months after the student leaves school. This provides the borrower time to obtain a job to service his or her debt. For borrowers that need more time or experience other hardships, we permit additional delays in payment or partial payments (both referred to as forbearances) when we believe additional time will improve the borrower’s ability to repay the loan. Forbearance is also granted to borrowers who may experience temporary hardship after entering repayment, when we believe that it will increase the likelihood of ultimate collection of the loan. Such forbearance is only granted within established guidelines and is closely monitored for compliance. Our policy does not grant any reduction in the repayment obligation (principal or interest) but does allow the borrower to stop or reduce monthly payments for an agreed period of time. When a loan that was delinquent prior to receiving forbearance, ends forbearance and re-enters repayment, that loan is considered current.

Forbearance is used most heavily immediately after the loan enters repayment. As indicated in the tables below showing the composition and status of the Managed Private Education Loan portfolio by number of months aged from the first date of repayment, the percentage of loans in forbearance decreases the longer the loans have been in repayment. At December 31, 2005, loans in forbearance as a percentage of loans in repayment and forbearance is 12.2 percent for loans that have been in repayment one to twenty-four months. The percentage drops to 4.7 percent for loans that have been in repayment more than 48 months. Approximately 73 percent of our Managed Private Education Loans in forbearance have been in repayment less than 24 months. These borrowers are essentially extending their grace period as they transition to the workforce. Forbearance continues to be a positive collection tool for the Private Education Loans as we believe it can provide the borrower with sufficient time to obtain employment and income to support his or her obligation. We consider the potential impact of forbearance in the determination of the loan loss reserves.

The tables below show the composition and status of the Private Education Loan portfolio by number of months aged from the first date of repayment:

	Months since entering repayment
December 31, 2005	1 to 24 months	25 to 48 months	More than 48 months	After Dec. 31, 2005(1)	Total
Loans in-school/grace/deferment	$—	$—	$—	$7,980	$7,980
Loans in forbearance	667	173	77	—	917
Loans in repayment—current	4,508	1,796	1,453	—	7,757
Loans in repayment—delinquent 31-60 days	168	78	56	—	302
Loans in repayment—delinquent 61-90 days	63	30	19	—	112
Loans in repayment—delinquent greater than 90 days	72	44	28	—	144
Total	$5,478	$2,121	$1,633	$7,980	$17,212
Unamortized discount					(493)
Allowance for loan losses					(282)
Total Managed Private Education Loans, net					$16,437
Loans in forbearance as a percentage of loans in repayment and forbearance	12.2%	8.2%	4.7%	—%	9.9%

	Months since entering repayment
December 31, 2004	1 to 24 months	25 to 48 months	More than 48 months	After Dec. 31, 2004(1)	Total
Loans in-school/grace/deferment	$—	$—	$—	$5,409	$5,409
Loans in forbearance	350	103	47	—	500
Loans in repayment—current	3,228	1,401	1,117	—	5,746
Loans in repayment—delinquent 31-60 days	110	59	39	—	208
Loans in repayment—delinquent 61-90 days	43	26	15	—	84
Loans in repayment—delinquent greater than 90 days	67	56	33	—	156
Total	$3,798	$1,645	$1,251	$5,409	$12,103
Unamortized discount					(306)
Allowance for loan losses					(315)
Total Managed Private Education Loans, net					$11,482
Loans in forbearance as a percentage of loans in repayment and forbearance	9.2%	6.3%	3.8%	—%	7.5%

	Months since entering repayment
December 31, 2003	1 to 24 months	25 to 48 months	More than 48 months	After Dec. 31, 2003(1)	Total
Loans in-school/grace/deferment	$—	$—	$—	$3,828	$3,828
Loans in forbearance	342	100	49	—	491
Loans in repayment—current	2,192	1,074	798	—	4,064
Loans in repayment—delinquent 31-60 days	75	46	33	—	154
Loans in repayment—delinquent 61-90 days	34	27	16	—	77
Loans in repayment—delinquent greater than 90 days	48	42	36	—	126
Total	$2,691	$1,289	$932	$3,828	$8,740
Unamortized discount					(176)
Allowance for loan losses					(259)
Total Managed Private Education Loans, net					$8,305
Loans in forbearance as a percentage of loans in repayment and forbearance	12.7%	7.8%	5.3%	—%	10.0%

(1)                Includes all loans in-school/grace/deferment.

The year-over-year increase in forbearance as a percentage of loans in repayment and forbearance is due primarily to the increase in collections staffing in response to the seasonality of the loans entering repayment. This increase in staffing has resulted in an increase in cash collections, lower delinquency percentages, as well as an increase in the use of forbearance for those student borrowers that are in need of short term forbearance in order to make timely payments as they have recently graduated. On a percentage basis, the figures are within management expectations.

The table below stratifies the portfolio of Managed Private Education Loans in forbearance by the cumulative number of months the borrower has used forbearance as of the dates indicated. As detailed in the table below, seven percent of loans currently in forbearance have cumulative forbearance of more than 24 months, which is a decrease from the prior two years.

	December 31, 2005		December 31, 2004		December 31, 2003
	Forbearance Balance	% of Total	Forbearance Balance	% of Total	Forbearance Balance	% of Total
Cumulative number of months borrower has used forbearance
Up to 12 months	$686	75%	$334	66%	$326	67%
13 to 24 months	165	18	117	24	119	24
25 to 36 months	44	5	30	6	26	5
More than 36 months	22	2	19	4	20	4
Total	$917	100%	$500	100%	$491	100%

Allowance for FFELP Student Loan Losses

On February 8, 2006, the Reauthorization of the HEA was signed into law. (See “OTHER RELATED EVENTS AND INFORMATION—Reauthorization” for a detailed discussion on the Reauthorization Legislation and its impact on the Company.) The Reauthorization Legislation reduces the level of default insurance to 97 percent from 98 percent (effectively increasing Risk Sharing from two percent to three percent) on loans disbursed after July 1, 2006 for lenders without EP designation. Furthermore, the Reauthorization Legislation reduces the default insurance paid to lenders/servicers with the EP designation to 99 percent from 100 percent on claims filed on or after July 1, 2006. As a result of the amended insurance levels, we established a Risk Sharing allowance as of December 31, 2005 for an estimate of losses on FFELP student loans based on the one percent reduction in default insurance for servicers with the EP designation. The reserve was established using a migration analysis similar to that described above for the Private Education Loans before applying the appropriate Risk Sharing percentage. As a result, for the year ended December 31, 2005, we provided for additional reserves of $10 million for on-balance sheet FFELP loans and $19 million for Managed FFELP loans.

Total Loan Net Charge-offs

The following tables summarize the net charge-offs for all loan types on both an on-balance sheet basis and a Managed Basis for the years ended December 31, 2005, 2004 and 2003.

Total on-balance sheet loan net charge-offs

	Years ended December 31,
	2005	2004	2003
Private Education Loans	$135	$96	$72
FFELP Stafford and Other Student Loans	4	7	10
Mortgage and consumer loans	5	6	5
Total on-balance sheet loan net charge-offs	$144	$109	$87

Total Managed loan net charge-offs

	Years ended December 31,
	2005	2004	2003
Private Education Loans	$137	$102	$72
FFELP Stafford and Other Student Loans	4	19	23
Mortgage and consumer loans	5	6	5
Total Managed loan net charge-offs	$146	$127	$100

The decrease in FFELP Stafford and Other Student Loans charge-offs in 2005 is due to the Company earning the EP designation in the fourth quarter of 2004. However, recently passed legislation will reduce the default insurance on loans serviced under the EP designation to 99 percent from 100 percent for claims filed on or after July 1, 2006.

Other Income, Net

The following table summarizes the components of other income, net, for our Lending business segment for the years ended December 31, 2005, 2004 and 2003.

	Years ended December 31,
	2005	2004	2003
Late fees	$89	$92	$65
Gains on sales of mortgages and other loan fees	18	22	42
Losses on investments, net	(32)	(23)	(1)
Other	35	40	15
Total other income, net	$110	$131	$121

The net losses on investments in 2005 primarily relates to the $39 million leveraged lease impairment for an aircraft leased to Northwest Airlines, which declared bankruptcy in September 2005. In 2004 we recorded a $27 million impairment in recognition of the adverse conditions affecting the aircraft financing business, particularly the deteriorating financial condition of Delta Airlines.

At December 31, 2005, we had investments in leveraged and direct financing leases, net of impairments, totaling $122 million that are the general obligations of American Airlines and Federal Express Corporation. Based on an analysis of the potential losses on certain leveraged leases plus the increase in current tax obligations related to the forgiveness of debt obligations and/or the taxable gain on the sale of the aircraft, our remaining after-tax accounting exposure from our investment in leveraged leases is $74 million at December 31, 2005, of which $56 million relates to American Airlines.

Other income in 2004 benefited from a $29 million increase in late fees due to higher loan volume and an update in our estimate of uncollected late fees. Gains on sales of mortgages and other loan fees decreased by $4 million from 2004 to 2005 and by $20 million from 2003 to 2004. These decreases were primarily due to higher interest rates causing a slowdown in mortgage refinancings over the last two years.

Student Loan Acquisitions

In 2005, 75 percent of our Managed student loan acquisitions (exclusive of loans acquired through business acquisitions and capitalized interest, premiums and discounts) were originated through our Preferred Channel. The following tables summarize the components of our student loan acquisition activity for the years ended December 31, 2005, 2004 and 2003.

	December 31, 2005
	FFELP	Private	Total
Preferred Channel	$14,847	$6,046	$20,893
Other commitment clients	500	56	556
Spot purchases	1,880	—	1,880
Consolidations from third parties	4,671	1	4,672
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	9,487	—	9,487
Acquisition of Idaho Transferee Corporation(1)	43	—	43
Capitalized interest, premiums and discounts	1,364	(10)	1,354
Total on-balance sheet student loan acquisitions	32,792	6,093	38,885
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(9,487)	—	(9,487)
Capitalized interest, premiums and discounts—off-balance sheet securitized trusts	533	275	808
Total Managed student loan acquisitions	$23,838	$6,368	$30,206

	December 31, 2004
	FFELP	Private	Total
Preferred Channel	$12,756	$3,982	$16,738
Other commitment clients	368	45	413
Spot purchases	1,804	4	1,808
Consolidations from third parties	2,609	—	2,609
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	5,554	—	5,554
Acquisition of Southwest(1)	4,776	4	4,780
Acquisition of SLFA(1)	1,435	—	1,435
Capitalized interest, premiums and discounts	1,398	(2)	1,396
Total on-balance sheet student loan acquisitions	30,700	4,033	34,733
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(5,554)	—	(5,554)
Capitalized interest, premiums and discounts—off-balance sheet securitized trusts	565	172	737
Total Managed student loan acquisitions	$25,711	$4,205	$29,916

(1)                See Note 11, “Acquisitions,” to the consolidated financial statements.

	December 31, 2003
	FFELP	Private	Total
Preferred Channel	$10,884	$2,901	$13,785
Other commitment clients	344	33	377
Spot purchases	864	2	866
Consolidations from third parties	2,250	—	2,250
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	6,156	—	6,156
Capitalized interest, premiums and discounts	1,024	16	1,040
Acquisition of AMS(1)	1,246	177	1,423
Total on-balance sheet student loan acquisitions	22,768	3,129	25,897
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(6,156)	—	(6,156)
Capitalized interest, premiums and discounts—off-balance sheet securitized trusts	842	79	921
Total Managed student loan acquisitions	$17,454	$3,208	$20,662

(1)                See Note 11, “Acquisitions,” to the consolidated financial statements.

As shown in the above tables, off-balance sheet FFELP loans that consolidate with us become an on-balance sheet interest earning asset. This activity results in impairments of our Residual Interests in FFELP securitizations because it shortens the time that the Residual Interest is an earning asset.

For the years ended December 31, 2005, 2004 and 2003, consolidation activity resulted in $26 million of net run-off, $504 million of net new student loan acquisitions, and $84 million of net run-off, respectively.

The following table illustrates the amount and rate of the student loan premiums paid.

	Years ended December 31,
	2005			2004
	Volume	Rate	Premium	Volume	Rate	Premium
Student loan premiums paid:
Sallie Mae brands	$9,074.35%		$32	$6,197.36%		$22
Lender partners	11,819	1.82	215	10,541	1.60	169
Total Preferred Channel	20,893	1.18	247	16,738	1.14	191
Other purchases(1)	2,479	3.83	95	8,436	4.60	388
Subtotal base purchases	23,372	1.46	342	25,174	2.30	579
Consolidations	4,672	2.24	105	2,609	2.18	57
Total	$28,044	1.59%	$447	$27,783	2.29%	$636

(1)                Primarily includes spot purchases, other commitment clients, and subsidiary acquisitions.

The increase in the lender partner premium rate from 2004 to 2005 is primarily due to the increase in zero-fee lending, where we pay an origination fee on behalf of the borrower, and school-as-lender volume. The borrower origination fee related to zero-fee lending will be gradually phased out by Reauthorization Legislation from 2007 to 2010. This legislation also ends new schools-as-lender after April 1, 2006 and adds additional requirements for schools already participating in this program. (See “OTHER RELATED EVENTS AND INFORMATION—Reauthorization.”)

The following table includes on-balance sheet asset information for our Lending business segment.

	December 31,
	2005	2004	2003
FFELP Stafford and Other Student Loans, net	$19,988	$18,965	$18,790
Consolidation Loans, net	54,859	41,596	26,787
Managed Private Education Loans, net	7,757	5,420	4,470
Other loans, net	1,138	1,048	1,031
Investments(1)	7,748	8,914	7,741
Residual Interest in off-balance sheet securitized loans	2,406	2,315	2,472
Other(2)	3,576	4,792	2,600
Total assets	$97,472	$83,050	$63,891

(1)                Investments include cash and cash equivalents, short and long term investments, restricted cash and investments, leveraged leases, and municipal bonds.

(2)                Other assets include accrued interest receivable, goodwill and acquired intangible assets and other non-interest earning assets.

Preferred Channel Originations

In 2005, we originated $21.4 billion in student loan volume through our Preferred Channel, a 19 percent increase over the $18.0 billion originated in 2004. In 2005, we grew the Sallie Mae brand Preferred Channel Originations by 57 percent and our own brands now constitute 43 percent of our Preferred Channel Originations, up from 32 percent in 2004. At the same time, the JPMorgan/Bank One volume decreased by 15 percent and was 28 percent of our Preferred Channel Originations, down from 38 percent in 2004. The pipeline of loans that we currently service and are committed to purchase was $6.8 billion and $7.2 billion at December 31, 2005 and 2004, respectively. The following tables further break down our Preferred Channel Originations by type of loan and source.

	Years Ended December 31,
	2005	2004	2003
Preferred Channel Originations—Type of Loan
Stafford	$12,547	$11,383	$10,077
PLUS	2,570	2,303	1,882
Total FFELP	15,117	13,686	11,959
Private	6,236	4,307	3,270
Total	$21,353	$17,993	$15,229
Preferred Channel Originations—Source
Sallie Mae brands	$9,109	$5,790	$4,233
Lender partners	12,244	12,203	10,996
Total	$21,353	$17,993	$15,229

The following table summarizes the activity in our Managed portfolio of student loans for the years ended December 31, 2005, 2004 and 2003.

	Years Ended December 31,
	2005	2004	2003
Beginning balance	$107,438	$88,789	$78,124
Acquisitions	28,045	27,783	18,657
Capitalized interest	2,161	2,133	2,005
Repayments, claims, other	(10,089)	(8,548)	(7,517)
Charge-offs to reserves and securitization trusts	(160)	(135)	(108)
Loan sales	(168)	(479)	(38)
Loans consolidated from SLM Corporation	(4,698)	(2,105)	(2,334)
Ending balance	$122,529	$107,438	$88,789

Consolidation Loan Activity

The following tables present the effect of Consolidation Loan activity on our Managed FFELP portfolio.

	Years ended December 31,
	2005			2004			2003
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP
Beginning Managed balance	$46,790	$49,166	$95,956	$45,554	$34,930	$80,484	$47,053	$25,250	$72,303
Acquisitions	17,198	1,970	19,168	16,856	6,246	23,102	13,683	1,521	15,204
Incremental consolidations from third parties	—	4,671	4,671	—	2,609	2,609	—	2,250	2,250
Internal consolidations(2)	(14,011)	14,011	—	(7,687)	7,687	—	(7,915)	7,915	—
Consolidations to third parties	(3,089)	(1,580)	(4,669)	(1,780)	(314)	(2,094)	(2,024)	(279)	(2,303)
Repayments/claims/resales/other	(6,230)	(2,804)	(9,034)	(6,153)	(1,992)	(8,145)	(5,243)	(1,727)	(6,970)
Ending Managed balance	$40,658	$65,434	$106,092	$46,790	$49,166	$95,956	$45,554	$34,930	$80,484

(1)                 FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

(2)                 On a Managed Basis, internal consolidations include FFELP student loans in securitization trusts that were consolidated back on-balance sheet. Such loans totaled $8.7 billion, $5.5 billion and $5.8 billion for the years ended December 31, 2005, 2004 and 2003 respectively.

The increase in FFELP Stafford and other consolidations to third parties is primarily due to some FFELP lenders consolidating these loans using the FDLP as a pass-through entity to circumvent the statutory prohibition on the FFELP reconsolidation of FFELP Consolidation Loans. Recently passed legislation eliminates this practice by June 30, 2006, but we are working with others in the industry to end it before June 30, 2006 because we believe that it is improper and not permitted by current regulations. If this practice is not ended before June 30, 2006, we expect to experience additional run-off of Consolidation Loans to third parties through such time.

Operating Expenses

The following table summarizes the components of operating expenses for our Lending business segment for the years ended December 31, 2005, 2004 and 2003.

	Years ended December 31,
	2005	2004	2003
Sales and originations	$286	$259	$256
Servicing and information technology	193	150	158
Total operating expenses	$479	$409	$414
Loss on GSE debt extinguishment and defeasance	$—	$221	$—

Operating expenses for our Lending operating segment include non-capitalizable costs incurred to acquire student loans and service our Managed student loan portfolio, as well as other selling, general and administrative expenses.

The $221 million loss in 2004 relates to the repurchase and defeasance of approximately $3.0 billion of GSE debt in connection with the Wind-Down of the GSE.

2005 versus 2004

Operating expenses for the year ended December 31, 2005, increased by 17 percent to $479 million versus $409 million in the prior year, exclusive of the loss on GSE debt extinguishment and defeasance. The increase is due to increased sales and marketing costs related to the Consolidation Loan program, new Private Education Loan initiatives and the launch of our direct to consumer initiative, Tuition Answer. Operating expenses were also higher due to a full year of expenses of sales and marketing personnel from Southwest and SLFA, acquired in the fourth quarter of 2004. The $43 million increase in servicing and information technology expenses is consistent with the growth in borrowers.

2004 versus 2003

Operating expenses for the year ended December 31, 2004, exclusive of the loss on GSE debt extinguishment and defeasance discussed above, were relatively flat at $409 million versus $414 million in 2003.

DEBT MANAGEMENT OPERATIONS (“DMO”) BUSINESS SEGMENT

Through the six operating units that comprise our DMO operating segment, we provide a wide range of accounts receivable and collections services including student loan default aversion services, defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, and accounts receivable management and collection for purchased portfolios of receivables that are delinquent or have been charged off by their original creditors as well as sub-performing and non-performing mortgage loans.

In our DMO segment, nearly half of our revenues are still earned from our student loan contingency collection fee business in which we provide default management services to guarantor agencies, colleges and universities and ED. In recent years, we have diversified our DMO contingency revenue stream away from student loans, mainly through the acquisition of AFS in 2004 and GRP in 2005. These acquisitions also diversified our revenue from purely contingency fee collections to purchased paper collections. As a result, student loan contingency fees contributed 49 percent of total DMO revenue in 2005, versus 75 percent in 2004.

The private sector collections industry is highly fragmented with few large public companies and a large number of small scale privately-held companies. The collections industry is highly competitive with credit card collections being the most competitive in both contingency collections and purchased paper activities. We are responding to these competitive challenges through enhanced servicing efficiencies and by continuing to build on customer relationships through value added services.

In the purchased receivables business, we focus on a variety of consumer debt types with emphasis on charged off credit card receivables and distressed mortgage receivables. We purchase these portfolios at a discount to their face value, and then use both our internal collections operations coupled with third party collection agencies to maximize the recovery on these receivables. A major success factor in the purchased receivables business is the ability to effectively price the portfolios. We conduct both quantitative and qualitative analysis to appropriately price each portfolio to yield a return consistent with DMO financial targets.

We account for our investments in charged off receivables in accordance with the AICPA’s Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” Under this standard, we establish static pools of relatively homogeneous accounts and initially record them at fair value. Under SOP 03-3, the yield that may be accreted as interest income on such loans is limited to the excess of our estimate of undiscounted expected principal, interest and other cash flows from the loan over our initial investment in the loan. We recognize income each month based on each static pool’s effective interest rate. Subsequent increases in estimated future cash flows are recognized prospectively through a yield adjustment over the remaining life of the static pool. Decreases in estimated future cash flows to be collected are recognized as an impairment expense. We record impairments to purchased receivable assets when the actual yield on a pool of portfolios is less than the expected yield based on the cash flows generated by the pool. The pools consist of portfolios of like kind assets.

The following table includes the results of operations for our DMO operating segment.

Condensed Statements of Income

	Years ended December 31,			% Increase (Decrease)
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Fee income	$360	$300	$259	20%	16%
Collections revenue	167	39	—	328	100
Total revenue	527	339	259	55	31
Operating expenses	283	159	123	78	29
Income before income taxes and minority interest in net earnings of subsidiaries	244	180	136	36	32
Income taxes	91	65	45	40	44
Income before minority interest in net earnings of subsidiaries	153	115	91	33	26
Minority interest in net earnings of subsidiaries	4	1	—	300	100
Net income	$149	$114	$91	31%	25%

Revenues from USA Funds represented 34 percent, 56 percent, and 66 percent, respectively, of total DMO revenue in 2005, 2004, and 2003. The percentage of revenue generated from services provided to USA Funds should continue to decrease due to the impact of recent acquisitions and the continued diversification into new asset classes in both the purchased paper and contingency collection businesses.

DMO Revenue by Product

	Years ended December 31,
	2005(2)	2004(3)	2003
Purchased paper collections revenue	$167	$39	$—
Contingency:
Student loans	258	253	217
Other	55	18	10
Total contingency	313	271	227
Other	47	29	32
Total	$527	$339	$259
USA Funds(1)	$180	$190	$171
% of total DMO revenue	34%	56%	66%

(1)                United Student Aid Funds, Inc. (“USA Funds”).

(2)                Includes revenue attributed to GRP for the period from August 31 to December 31.

(3)                Includes revenue attributed to AFS for the period from September 16 to December 31.

Fee Income and Collections Revenue

On August 31, 2005, we acquired 100 percent of GRP, a debt management company that acquires and manages portfolios of sub-performing and non-performing mortgage loans, substantially all of which are secured by one-to-four family residential real estate. On December 22, 2005, we acquired an additional 12 percent ownership stake in AFS, increasing our ownership to 76 percent.

The $188 million increase in DMO revenue for the year ended December 31, 2005 over 2004 can be primarily attributed to the year-over-year growth in the purchased paper businesses of AFS (acquired in September 2004) and to revenue generated by GRP. Contingency fee revenue increased by $42 million, or 15 percent, to $313 million for the year ended December 31, 2005 versus the year-ago period. The year-over-year growth in contingency fee revenue was primarily driven by the addition of fees earned from state tax collections and by the growth in contingent fee revenues from non-student loan asset classes.

The rapid growth in Consolidation Loan activity has had a negative impact on our student loan contingency collection business. When a borrower consolidates a FFELP Stafford loan, the borrower is effectively refinancing his or her Stafford loan to a longer term at a fixed interest rate, which significantly reduces the borrower’s monthly payment. The overall effect of the record Consolidation Loan activity is lower industry-wide student loan defaults and lower contingency collection inventory. The recently passed HEA reduces fees paid for collections via loan consolidation and also puts a cap on collections for loan consolidations. These fee reductions will also negatively impact student loan contingency fees going forward.

Purchased Paper—Non-Mortgage

	Years ended December 31,
	2005	2004(1)
Face value of purchases	$2,830	$426
Purchase price	198	19
% of face value purchased	7.0%	4.5%
Gross Cash Collections (“GCC”)	$250	$59
Collections revenue	157	39
% of GCC	63%	66%
Carrying value of purchases	$158	$52

(1)                AFS was purchased in September 2004. Prior to this acquisition, the Company was not in the purchased paper business.

The amount of face value of purchases in any quarter is a function of a combination of factors including the amount of receivables available for purchase in the marketplace, average age of each portfolio, the asset class of the receivables, and competition in the marketplace. As a result, the percentage of principal purchased will vary from quarter to quarter. The decrease in purchase paper revenue as a percentage of GCC can primarily be attributed to the increase in new portfolio purchases in the second half of 2005. Typically, revenue recognition based on a portfolio’s effective interest rate is a lower percentage of cash collections in the early stages of servicing a portfolio.

Purchased Paper—Mortgage/Properties

Year ended December 31, 2005(1)
Face value of purchases	$165
Collections revenue	10
Collateral value of purchases	232
Purchase price	141
% of collateral value	61%
Carrying value of purchases	$298

(1)                GRP was purchased in August 2005. Prior to this acquisition, the Company was not in the mortgage purchased paper business.

The purchase price for sub-performing and non-performing mortgage loans is generally determined as a percentage of the underlying collateral. Fluctuations in the purchase price as a percentage of collateral value can be caused by a number of factors including the percentage of second mortgages in the portfolio and the level of private mortgage insurance associated with particular assets.

Contingency Inventory

The following table presents the outstanding inventory of receivables serviced through our DMO business.

	Years ended December 31,
	2005	2004	2003
Contingency:
Contingency—Student loans	$7,205	$6,869	$6,628
Contingency—Other	2,178	1,756	589
Total	$9,383	$8,625	$7,217

Operating Expenses

Operating expenses for the DMO business segment for the years ended December 31, 2005, 2004 and 2003 totaled:

	Years ended December 31,
	2005	2004	2003
Total operating expenses	$283	$159	$123

Operating expenses increased by $124 million, or 78 percent, to $283 million for the year ended December 31, 2005. A significant portion of the 2005 increase is attributable to the inclusion of a full year of AFS expenses and GRP expenses since the acquisition on August 31, 2005. The increase is also attributable to the growth in contingency revenue and accounts serviced, as a high percentage of DMO expenses are variable which contributes to our stable margins. We continue to make substantial investments in the infrastructure of the DMO business to accommodate current and future growth, and we believe this investment will provide significant operating efficiencies in the future.

At December 31, 2005, 2004 and 2003, the DMO operating segment had total assets of $1.1 billion, $519 million, and $272 million, respectively.

CORPORATE AND OTHER BUSINESS SEGMENT

Our Corporate and Other reportable segment reflects the aggregate activity of our smaller operating units including our Guarantor Servicing and Loan Servicing operating units, other products and services, as well as corporate expenses that do not pertain directly to our operating segments.

In our Guarantor Servicing operating unit, we provide a full complement of administrative services to FFELP guarantors including guarantee issuance, processing, account maintenance, and guarantee fulfillment. In our Loan Servicing operating unit, we originate and service student loans on behalf of lenders who are unrelated to SLM Corporation. Such activities include processing correspondence and filing claims, originating and disbursing Consolidation Loans on behalf of the lender, and other administrative activities required by ED.

Condensed Statements of Income

	Years ended December 31,			% Increase (Decrease)
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Fee income	$115	$120	$128	(4)%	(6)%
Other income	126	130	123	(3)	6
Total revenue	241	250	251	(4)	—
Operating expenses	308	291	231	6	26
Income (loss) before income taxes	(67)	(41)	20	(63)	(305)
Income tax expense (benefit)	(25)	(15)	7	(67)	(314)
Net income (loss)	$(42)	$(26)	$13	(62)%	(300)%

Fee and Other Income

The following table summarizes the components of fee and other income for the years ended December 31, 2005, 2004 and 2003.

	Years ended December 31,
	2005	2004	2003
Guarantor servicing fees	$115	$120	$128
Loan servicing fees	44	52	58
Other	82	78	65
Total fee and other income	$241	$250	$251

USA Funds, the nation’s largest guarantee agency, accounted for 82 percent, 85 percent, and 86 percent, respectively, of guarantor servicing fees and 27 percent, 16 percent, and 2 percent, respectively, of revenues associated with other products and services for the years ended December 31, 2005, 2004 and 2003.

2005 versus 2004

The decrease is guarantor servicing fees in 2005 versus 2004 is due to the full year effect of the lower issuance fee rate (see below) and to an $8 million reduction in account maintenance fees caused by a cap on payments from ED to guarantors. This cap is removed by recently passed legislation that will go into effect on October 1, 2006, however, it will continue to negatively impact guarantor servicing fees through that date.

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

Operating Expenses

The following table summarizes the components of operating expenses for our Corporate and Other operating segment.

	Years ended December 31,
	2005	2004	2003
Operating expenses	$149	$152	$107
General and administrative expenses	159	139	124
Total operating expenses	$308	$291	$231

Operating expenses include direct costs incurred to service loans for unrelated third parties and to perform guarantor servicing on behalf of guarantor agencies, as well as information technology expenses related to these functions. General and administrative expenses include unallocated corporate overhead expenses for centralized headquarters functions such as executive management, accounting and finance, human resources and marketing.

2005 versus 2004

The increase in general and administrative expenses in 2005 versus 2004 was primarily due to a $14 million net settlement in the College Loan Corporation (“CLC”) lawsuit.

2004 versus 2003

The 12 percent increase in general and administrative expenses from 2003 to 2004 is primarily due to the growth in the business and additional administrative costs related to compliance with the Sarbanes-Oxley Act of 2002. We also incurred additional expenses related to AMS, acquired in December of 2003, primarily to manage the tuition payment plan product.

At December 31, 2005, 2004 and 2003, the Corporate and Other operating segment had total assets of $719 million, $524 million, and $447 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Except in the case of acquisitions, which are discussed separately, our DMO and Corporate and Other business segments are not capital intensive businesses and as such a minimal amount of debt and equity capital is allocated to these segments. Therefore, the following liquidity and capital resource discussion is concentrated on our Lending business segment.

We depend on the debt capital markets to support our business plan. We have developed deep and diverse funding sources to ensure continued access to funding now that the GSE has been dissolved. Our biggest funding challenge going forward is to maintain cost effective liquidity to fund the growth in the Managed portfolio of student loans as well as to refinance previously securitized loans when borrowers choose to refinance their loans through a Consolidation Loan with the Company. At the same time, we must maintain earnings spreads by controlling interest rate risk. Our main source of funding is student loan securitizations and we have built a highly liquid market for such financings as evidenced by the $26.1 billion in student loans securitized in twelve transactions in 2005, and $33.8 billion in thirteen transactions, including the amount funded through our asset-backed commercial paper program (“ABCP”) transaction in 2004. We are the largest issuer in the student loan asset-backed sector. FFELP securitizations are unique securities in the asset-backed market and are backed by student loans with an explicit guarantee on 100 percent of principal and interest. This guarantee is subject to service compliance and the amount guaranteed will be lowered to 99 percent after July 1, 2006 through legislation (see “OTHER RELATED EVENTS AND INFORMATION—Reauthorization”). As evidenced by the volume of the past three years, we have built a highly liquid and deep market for student loan-backed securities by developing an investor base worldwide. Securitizations now comprise 67 percent of our financing, versus 66 percent at December 31, 2004.

In addition to securitizations, we also significantly increased and diversified our sources of funds through the issuance of $10.3 billion in SLM Corporation term, unsecured debt in 2005. In 2003 and 2004, we strategically introduced several new SLM Corporation long-term debt structures that further diversify our funding sources and substantially increased our fixed income investor base. In total, at December 31, 2005, on-balance sheet debt, exclusive of on-balance sheet securitizations and secured indentured trusts, totaled $41.7 billion versus $33.3 billion at December 31, 2004.

Liquidity at SLM Corporation is important to enable us to effectively fund our student loan acquisitions, to meet maturing debt obligations, and to fund operations. The following table details our sources of liquidity and the available capacity at December 31, 2005.

December 31, 2005
Available Capacity
Sources of Liquidity
Sources of Primary Liquidity:
Unrestricted cash and investments	$3,934
Commercial paper and bank lines of credit	5,500
ABCP	41
Total Sources of Primary Liquidity	9,475
Stand-by Liquidity:
Unencumbered FFELP student loans	24,530
Total Sources of Primary and Stand-by Liquidity	$34,005

We believe that our unencumbered FFELP student loan portfolio provides an additional source of potential or stand-by liquidity because the maturation of the government guaranteed securitization marketplace has created a wide and deep marketplace for such transactions, and the whole loan sale market can provide a source of stand-by liquidity. In addition, we have $666 million of investments at December 31, 2005 on our balance sheet that has not been included in the above table as it is pledged as collateral related to certain derivative positions.

In addition to liquidity, a major objective when financing our business is to minimize interest rate risk by matching the interest rate and reset characteristics of our Managed assets and liabilities, generally on a pooled basis, to the extent practicable. In this process we use derivative financial instruments extensively to reduce our interest rate and foreign currency exposure. This interest rate risk management helps us to stabilize our student loan spread in various and changing interest rate environments. (See also “RISKS—Interest Rate Risk Management” below.)

The following tables present the ending and average balances and average interest rates of our Managed borrowings for the years ended December 31, 2005, 2004 and 2003. The average interest rates include derivatives that are economically hedging the underlying debt, but do not qualify for hedge accounting treatment under SFAS No. 133. (See “BUSINESS SEGMENTS—Alternative Performance Measures—Reclassification of Realized Derivative Transactions.”)

	Years ended December 31,
	2005			2004			2003
	Ending Balance			Ending Balance			Ending Balance
	Short Term	Long Term	Total Managed Basis	Short Term	Long Term	Total Managed Basis	Short Term	Long Term	Total Managed Basis
GSE borrowings (unsecured)	$—	$—	$—	$—	$—	$—	$16,678	$3,414	$20,092
Non-GSE borrowings (unsecured)	3,787	37,944	41,731	1,830	31,465	33,295	1,855	18,472	20,327
Indentured trusts (on-balance sheet)	23	3,372	3,395	377	6,873	7,250	134	1,362	1,496
Securitizations (on-balance sheet)	—	47,235	47,235	—	35,769	35,769	—	16,346	16,346
Securitizations (off-balance sheet)	—	43,138	43,138	—	43,814	43,814	—	40,606	40,606
Total	$3,810	$131,689	$135,499	$2,207	$117,921	$120,128	$18,667	$80,200	$98,867

	Years ended December 31,
	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
GSE borrowings (unsecured)	$—	—%	$9,967	2.21%	$32,847	1.80%
Non-GSE borrowings (unsecured)	37,980	3.98	28,241	2.29	13,305	2.01
Indentured trusts (on-balance sheet)	4,782	3.27	2,168	2.47	1,221	2.68
Securitizations (on-balance sheet)	39,713	3.72	28,354	1.79	6,026	1.40
Securitizations (off-balance sheet)	44,545	3.77	42,606	2.09	39,524	1.79
Total	$127,020	3.80%	$111,336	2.08%	$92,923	1.81%

Unsecured On-Balance Sheet Financing Activities

The following table presents the senior unsecured credit ratings on our debt from major rating agencies.

	S&P	Moody’s	Fitch
Short-term unsecured debt	A-1	P-1	F1+
Long-term unsecured debt	A	A2	A+

The table below presents our unsecured on-balance sheet funding by funding source for the years ended December 31, 2005 and 2004.

	Debt Issued For the Years Ended December 31,		Outstanding at December 31,
	2005	2004	2005	2004
Convertible debentures	$—	$—	$1,992	$1,988
Retail medium-term notes (EdNotes)	790	1,758	3,618	2,832
Foreign currency denominated(1)	3,997	4,179	8,782	4,780
Extendible notes	998	2,496	5,246	4,246
Global notes	4,465	6,380	20,287	16,717
Medium-term notes	—	—	1,802	2,732
Total	$10,250	$14,813	$41,727	$33,295

(1)                 All foreign currency denominated notes are swapped back to U.S. dollars.

In addition to the term issuances reflected in the table above, we also use our commercial paper program for short-term liquidity purposes. The average balance of commercial paper outstanding during the years ended December 31, 2005 and 2004 was $345 million and $126 million, respectively. The maximum daily amount outstanding for the years ended December 31, 2005 and 2004 was $2.8 billion and $274 million, respectively.

Preferred Stock Issuance

On June 8, 2005, we sold four million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”) in a registered public offering. Net proceeds from the sale of the Series B Preferred Stock, after deducting underwriting fees and before other fees and expenses of the offering, totaled $397 million and are being used for general corporate purposes.

Dividends on the shares of Series B Preferred Stock are not mandatory. When, as, and if declared by our Board of Directors, holders of Series B Preferred Stock are entitled to receive quarterly dividends, based on 3-month LIBOR plus 70 basis points per annum in arrears, on and until June 15, 2011, increasing to 3-month LIBOR plus 170 basis points per annum in arrears, after and including the period beginning on June 15, 2011.

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

Contingently Convertible Debentures

In 2003, we issued approximately $2 billion Contingently Convertible Debentures (“Co-Cos”). The Co-Cos are convertible, under certain conditions, into shares of SLM common stock at an initial conversion price of $65.98. The investors generally can only convert the debentures if the Company’s common stock has appreciated for a prescribed period to 130 percent of the conversion price, which would amount to $85.77. The convertible debentures bear interest at a floating rate equal to three-month LIBOR minus .05 percent, until July 25, 2007, after which, the debentures can pay additional contingent interest under certain circumstances. Beginning on July 25, 2007, the Company may call the debentures and the investors may put the debentures, subject to certain conditions.

In December 2004, the Company adopted EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which requires the shares underlying the Co-Cos to be included in diluted earnings per share (“diluted EPS”) computations regardless of whether the market price trigger or the conversion price has been met, using the “if-converted” accounting method, while the after-tax interest expense of the Co-Cos is added back to earnings. Diluted EPS amounts disclosed prior to December 2004 have been retroactively restated to give effect to the application of EITF No. 04-8 as it relates to the Company’s $2 billion in Co-Cos issued in May 2003.

The following table provides the historical effect of our Co-Cos on our common stock equivalents (“CSEs”) and after-tax interest expense in connection with the retroactive implementation of EITF No. 04-8 for the years ended December 31, 2005, 2004 and 2003.

	Years ended December 31,
	2005	2004	2003
(in thousands)
CSE impact of Co-Cos (shares)	30,312	30,312	18,769
Co-Cos after-tax interest expense	$44,572	$21,405	$11,005

Securitization Activities

Securitization Program

Our FFELP Stafford, Private Education Loan and Consolidation Loan securitizations are structured such that they are legally sales of assets using a two-step transaction with a special purpose entity that legally isolates the transferred assets from the Company and its creditors, even in the event of bankruptcy. The holders of the beneficial interests issued by the special purpose entity are not constrained from pledging or exchanging their interests. In all of our securitizations, we retain the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The investors of the securitization trusts have no recourse to the Company’s other assets should there be a failure of the securities backed by student loans to pay when due. Some of our securitizations meet the requirements for GAAP sale treatment through a two-step sale to a qualifying special purpose entity (“QSPE”) according to the criteria of SFAS No. 140. Under these criteria, we do not maintain effective control over the transferred assets. Accordingly, these transactions receive off-balance sheet accounting treatment.

In certain Consolidation Loan securitization structures, we hold rights that can affect the remarketing of the bonds, such that these trusts did not qualify as QSPEs and as a result are required to be accounted for on-balance sheet as variable interest entities (“VIEs”). These securitization structures were developed to broaden and diversify the investor base for Consolidation Loan securitizations by allowing us to issue bonds with shorter expected maturities and with non-amortizing, fixed rate and foreign currency denominated tranches. As of December 31, 2005, we had $40.9 billion of securitized student loans in on-balance sheet securitization trusts. These securitizations are included as financings in the table below.

We recognize a gain on sales related to securitizations that qualify as off-balance sheet transactions. The gain is calculated as the difference between the allocated cost basis of the assets sold and the relative fair value of the assets received. The carrying value of the student loan portfolio being securitized includes the applicable accrued interest, unamortized student loan premiums or discounts, loan loss reserves and Borrower Benefits reserves. The fair value of the Residual Interest is determined using a discounted cash flow methodology using assumptions discussed in more detail below. The ongoing earnings from our off-balance sheet securitizations are recognized in servicing and securitization revenue.

The following table summarizes our securitization activity for the years ended December 31, 2005, 2004 and 2003. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

Year ended December 31,
2005				2004				2003
No. of Transactions	Loan Amount Securitized	Per-Tax Gain	Gain %	No. of Transactions	Loan Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Loan Amount Securitized	Pre-Tax Gain	Gain %

FFELP Stafford/PLUS loans	3	$6,533	$68	1.1%	4	$10,002	$134	1.3%	4	$5,772	$73	1.3%
Consolidation Loans	2	4,011	31	.8	—	—	—	—	2	4,256	433	10.2
Private Education Loans	2	3,005	453	15.1	2	2,535	241	9.5	3	3,503	238	6.8
Total securitizations -sales	7	13,549	$552	4.1%	6	12,537	$375	3.0%	9	13,531	$744	5.5%
Asset-backed commercial paper(1)	—	—			1	4,186			—	—
Consolidation Loans(2)	5	12,503			6	17,124			7	16,592
Total securitizations -financings	5	12,503			7	21,310			7	16,592
Total securitizations	12	$26,052			13	$33,847			16	$30,123

(1)

The ABCP is a revolving 364-day multi seller conduit that allows the Company to borrow up to $5 billion subject to annual extensions. The Company may purchase loans out of this trust at its discretion and as a result, the trust does not qualify as a QSPE and is accounted for on balance sheet as a VIE.

(2)

In certain Consolidation Loan securitization structures, the Company holds certain rights that can affect the remarketing of certain bonds, such that these securitizations did not qualify as QSPEs. Accordingly, they are accounted for on balance sheet as VIEs.

The increase in the gain as a percentage of the amount securitized for the 2005 Private Education Loan securitizations versus the prior year’s transactions is primarily due to the higher earnings spreads on the loans securitized in 2005, improved funding spreads, and a decrease in the CPR assumption used in the calculation of the 2005 gains on sale. The 15.1 percent average gain on the Private Education Loan securitizations basically reflects the average interest spread of 4.3 percent earned over an average life of 8.9 years less life of trust loan losses discounted at 12.3 percent. The decrease in the gain as a percentage of the amount securitized for the 2005 Consolidation Loan securitizations versus the 2003 transactions is primarily due to significantly less Embedded Floor Income due to interest rates increasing and fewer higher rate loans being securitized.

In 2004 we had record levels of securitization transactions due to funding new student loans acquired through the acquisitions of Southwest and SLFA and to the refinancing of GSE debt in connection with the Wind-Down. In 2005, as expected, there was a decline in our securitization activity to a level that correlates with the volume of student loan purchases.

Liquidity Risk and Funding—Long-Term

With the dissolution of the GSE, our long-term funding, credit spread and liquidity exposure to the corporate and asset-backed capital markets has increased significantly. A major disruption in the fixed income capital markets that limits our ability to raise funds or significantly increases the cost of those funds could have a material impact on our ability to acquire student loans, or on our results of operations. Going forward, securitizations will continue to be the primary source of long-term financing and liquidity. Our securitizations are structured such that we are not obligated to provide any material level of financial, credit or liquidity support to any of the trusts, thus limiting our exposure to the recovery of the Retained Interest asset on the balance sheet for off-balance sheet securitizations to the loss of the earnings spread for loans securitized on-balance sheet. While all of our Retained Interests are subject to some prepayment risk, Retained Interests from our FFELP Stafford securitizations have significant prepayment risk primarily arising from borrowers opting to consolidate their Stafford/PLUS loans. When consolidation activity is higher than projected, the increase in prepayment could materially impair the value of our Retained Interest. However, this negative effect on our Retained Interest is somewhat offset by the loans that consolidate back on our balance sheet, which we view as trading one interest bearing asset for another, whereas loans that consolidate with third parties represent a complete economic loss to the Company. We discuss our short-term liquidity risk, including a table of our sources of liquidity at the beginning of this “LIQUIDITY AND CAPITAL RESOURCES” section.

Retained Interest in Securitized Receivables

The following table summarizes the fair value of our Retained Interests along with the underlying student loans that relate to those securitizations that were treated as sales.

	As of December 31, 2005		As of December 31, 2004
	Retained Interest Fair Value	Underlying Securitized Loan Balance	Retained Interest Fair Value	Underlying Securitized Loan Balance
FFELP Stafford/PLUS loans	$774	$20,371	$1,037	$27,445
Consolidation Loans(1)	483	10,272	585	7,393
Private Education Loans	1,149	8,946	694	6,308
Total(2)	$2,406	$39,589	$2,316	$41,146

(1)                Includes $235 million and $399 million related to the fair value of the Embedded Floor Income as of December 31, 2005 and 2004, respectively. The decrease in the fair value of the Embedded Floor Income is primarily due to rising interest rates during the period.

(2)                Unrealized gains (pre-tax) included in accumulated other comprehensive income related to the Retained Interests totaled $370 million and $445 million as of December 31, 2005 and 2004, respectively.

Changes in Accounting Estimates Affecting the Residual Interest in Securitized Loans

The Company updated certain assumptions during 2005 that it uses in the valuation of the Residual Interest. The following are the significant assumption changes that were made:

	As of December 31, 2005	As of December 31, 2004
FFELP Stafford/PLUS loan CPR(1)	20% – 2006	20% – 2005
	15% – 2007	15% – 2006
	10% – thereafter	6% – thereafter
FFELP expected credit losses (as a% of securitized loan balance outstanding)(2)	.17%	0%

(1)                The FFELP Stafford/PLUS loan CPR assumption was increased to account for the continued high levels of Consolidation Loan activity over the last several years.

(2)                Due to reintroduction of a one percent Risk Sharing loss assumption related to the reauthorization of the HEA (see Note 4, “Allowance for Student Loan Losses” for further discussion).

Servicing and Securitization Revenue

Servicing and securitization revenue, the ongoing revenue from securitized loan pools accounted for off-balance sheet as QSPEs, includes the interest earned on the Residual Interest and the revenue we receive for servicing the loans in the securitization trusts. Interest income recognized on the Residual Interest is based on our anticipated yield determined by estimating future cash flows each quarter.

The following table summarizes the components of servicing and securitization revenue for the years ended December 31, 2005, 2004 and 2003.

	Years ended December 31,
	2005	2004	2003
Servicing revenue	$323	$326	$314
Securitization revenue, before Embedded Floor Income and impairment	270	230	269
Servicing and securitization revenue, before Embedded Floor Income and impairment	593	556	583
Embedded Floor Income	81	241	337
Less: Floor Income previously recognized in gain calculation	(57)	(156)	(157)
Net Embedded Floor Income	24	85	180
Servicing and securitization revenue, before impairment	617	641	763
Retained Interest impairment	(260)	(80)	(96)
Total servicing and securitization revenue	$357	$561	$667
Average off-balance sheet student loans	$41,220	$40,558	$38,205
Average balance of Retained Interest	$2,476	$2,434	$2,615
Servicing and securitization revenue as a percentage of the average balance of off-balance sheet student loans (annualized)	.87%	1.38%	1.74%

Servicing and securitization revenue is primarily driven by the average balance of off-balance sheet student loans and the amount of and the difference in the timing of Embedded Floor Income recognition on off-balance sheet student loans. Servicing and securitization revenue can also be negatively impacted by impairments of the value of our Retained Interest, caused primarily by the effect of higher than expected Consolidation Loan activity on FFELP Stafford/PLUS student loan securitizations and the effect of market interest rates on the Embedded Floor Income included in the Retained Interest. When loans in a securitization trust consolidate, they are a prepayment to the trust resulting in a shorter average life. We use a CPR assumption to estimate the effect of trust prepayments from loan consolidation and other factors on the life of the trust. When consolidation activity is higher than forecasted, the Residual Interest asset can be impaired and the yield used to recognize subsequent income from the trust is negatively impacted. The majority of the consolidations bring the loans back on-balance sheet so for those loans we retain the value of the asset on-balance sheet versus in the trust. For the years ended December 31, 2005, 2004 and 2003, we recorded impairments to the Retained Interests of $260 million, $80 million and $96 million, respectively. The impairment charge in 2005 was primarily caused by the effect of record levels of consolidation activity as well as the increase of expected future CPR assumptions used to value the Residual Interest. This surge in Consolidation Loan activity was due to FFELP Stafford borrowers locking in lower interest rates by consolidating their loans prior to the July 1 interest rate reset for FFELP Stafford loans. The level and timing of Consolidation Loan activity is highly volatile, and in response we continue to revise our estimates of the effects of Consolidation Loan activity on our Retained Interests and it may result in additional impairment recorded in future periods if Consolidation Loan activity remains higher than projected. Our FFELP Retained Interests were also impaired by $23 million to account for the effect of the one percent Risk Sharing loss applied to student loans receiving the EP designation. The increase in Risk Sharing was included in legislation reauthorizing the Higher Education Act (see “OTHER RELATED EVENTS AND INFORMATION—Reauthorization”). See “LENDING BUSINESS SEGMENT—Allowance for FFELP Student Loans” for further discussion regarding the change in the Risk Sharing exposure.

The impairment charge for 2004 is primarily the result of (a) FFELP Stafford loans consolidating at levels faster than projected resulting in $47 million of impairment and (b) rising interest rates during the second quarter 2004 which decreased the value of the Floor Income component of our Retained Interest resulting in $33 million of impairment. Impairment for 2003 was primarily due to FFELP Stafford loans prepaying faster than projected. These impairment charges are recorded as a loss and are included as a reduction to securitization revenue.

We receive annual servicing fees of 90 basis points, 50 basis points and 70 basis points of the outstanding securitized loan balance related to our FFELP Stafford/PLUS, Consolidation Loan and Private Education Loan securitizations, respectively.

CONTRACTUAL CASH OBLIGATIONS

The following table provides a summary of our obligations associated with long-term notes and equity forward contracts at December 31, 2005. For further discussion of these obligations, see Note 8, “Long-Term Debt,” Note 10, “Derivative Financial Instruments,” and Note 14, “Stockholders’ Equity,” to the consolidated financial statements.

	1 Year or less	2 to 3 Years	4 to 5 Years	Over 5 Years	Total
Long-term notes(1)(2)	$3,388	$26,441	$16,351	$42,371	$88,551
Equity forward contracts(3)	—	693	1,643	—	2,336
Total contractual cash obligations	$3,388	$27,134	$17,994	$42,371	$90,887

(1)                Excludes SFAS No. 133 derivative market value adjustment reductions of $432 million for long-term notes; only includes principal obligations, does not include interest on the debt obligations or on our interest rate swaps.

(2)                Includes FIN No. 46 long-term beneficial interests of $47.2 billion of notes issued by consolidated variable interest entities in conjunction with our on-balance sheet securitization transactions and included in long-term notes in the consolidated balance sheet.

(3)                Our obligation to repurchase shares under equity forward contracts is calculated using the average purchase prices for outstanding contracts in the year the contracts expire. At or prior to the maturity date of the agreements, we can purchase shares at the contracted amount plus or minus an early break fee, or we can settle the contract on a net basis with either cash or shares. If our stock price declines to certain levels, the third parties with whom we entered into the contracts can liquidate their positions prior to the maturity date.

OFF-BALANCE SHEET LENDING ARRANGEMENTS

The following table summarizes the commitments associated with student loan purchases and contractual amounts related to off-balance sheet lending related financial instruments and guarantees at December 31, 2005.

	1 Year or less	2 to 3 Years	4 to 5 Years	Over 5 Years	Total
Student loan purchases(1),(2)	$11,297	$35,304	$3,876	$225	$50,702
Lines of credit(2)	75	1,161	153	100	1,489
	$11,372	$36,465	$4,029	$325	$52,191

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

(2)                Expiration of commitments and guarantees reflect the earlier of call date or maturity date as of December 31, 2005.

We have issued lending-related financial instruments including lines of credit to meet the financing needs of our customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment and the counterparty subsequently fails to perform according to the terms of our contract. The remaining total contractual amount available to be borrowed under these commitments is $1.5 billion. We do not believe that these instruments are representative of our actual future credit exposure or funding requirements. To the extent that the lines of credit are drawn upon, the balance outstanding is collateralized by student loans. At December 31, 2005, draws on lines of credit were approximately $241 million, which amount is reflected in other loans in the consolidated balance sheet. For additional information, see Note 13, “Commitments, Contingencies and Guarantees,” to the consolidated financial statements.

RISKS

Overview

Managing risks is an essential part of successfully operating a financial services company. Our most prominent risk exposures are operational, market and interest rate, political and regulatory, liquidity, credit, and Consolidation Loan refinancing risk. We discuss these and other risks in the “Risk Factors” section (Item 1A) of this document. The discussion that follows enhances that disclosure by discussing the risk management strategies employed by the Company to mitigate these risks.

Operational Risk

Operational risk can result from regulatory compliance errors, servicing errors (see further discussion below), technology failures, breaches of the internal control system, and the risk of fraud or unauthorized transactions by employees or persons outside the Company. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards and contractual commitments, adverse business decisions or their implementation, and customer attrition due to potential negative publicity.

The federal guarantee on our student loans and our designation as an Exceptional Performer by ED is conditioned on compliance with origination and servicing standards set by ED and guarantor agencies. A mitigating factor is our ability to cure servicing deficiencies and historically our losses have been small. Should we experience a high rate of servicing deficiencies, the cost of remedial servicing or the eventual losses on the student loans that are not cured could be material. Our servicing and operating processes are highly dependent on our information system infrastructure, and we face the risk of business disruption should there be extended failures of our information systems, any number of which could have a material impact on our business. To mitigate these risks we have a number of back-up and recovery plans in the event of systems failures, which are tested regularly and monitored constantly.

We manage operational risk through our risk management and internal control processes, which involve each business line including independent cost centers, such as servicing, as well as executive management. The business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risk, and each business line manager maintains a system of controls with the objective of providing proper transaction authorization and execution, proper system operations, safeguarding of assets from misuse or theft, and ensuring the reliability of financial and other data. We have centralized certain staff functions such as accounting, human resources and legal to further strengthen our operational controls. While we believe that we have designed effective methods to minimize operational risks, our operations remain vulnerable to natural disasters, human error, technology and communication system breakdowns and fraud.

Market and Interest Rate Risk

Market and interest rate risk is the risk of loss from adverse changes in market prices, interest rates, and/or foreign currency exchange rates of our financial instruments. Our primary market risk is from changes in interest rates and interest spreads. We have an active interest rate risk management program that is designed to reduce our exposure to changes in interest rates and maintain consistent earning spreads in all interest rate environments. We use derivative instruments extensively to hedge our interest rate exposure, but there still is a risk that we are not hedging all potential interest rate exposures or that the hedges do not perform as designed. We measure interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for interest earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Many assumptions are utilized by management to calculate the impact that changes in interest rates may have on net interest income, the more significant of which are related to student loan volumes and pricing, the timing of cash flows from our student loan portfolio, particularly the impact of Floor Income and the rate of student loan consolidations, basis risk, credit spreads and the maturity of our debt and derivatives. (See also “Interest Rate Risk Management.”)

Even though we believe our derivatives are economic hedges, changes in interest rates can cause volatility in our earnings for the market value of our derivatives that do not qualify for hedge accounting treatment under SFAS No. 133. Under SFAS No. 133, these changes in derivative market values are recorded through earnings with no consideration for the corresponding change in the fair value of the hedged item. As a result, our earnings are highly susceptible to changes in interest rates caused by these one-sided marks-to-market. Changes in interest rates can also have a material effect on the amount of Floor Income earned in our student loan portfolio and the valuation of our Retained Interest asset. Our earnings can also be materially affected by changes in our estimate of the rate at which loans may prepay in our portfolios as measured by the CPR. The value of the Retained Interests on FFELP Stafford securitizations is particularly affected by the level of Consolidation Loan activity. We face a number of other challenges and risks that can materially affect our future results such as changes in:

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

Our foreign currency exchange rate exposure is the result of foreign denominated liabilities issued by the Company. Cross-currency interest rate swaps are used to lock-in the exchange rate for the term of the liability.

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

Political/Regulatory Risk

Because we operate in a federally sponsored loan program, we are subject to political and regulatory risk. As part of the HEA, the student loan program is periodically amended and must be “reauthorized” every six years. Past changes included reduced loan yields paid to lenders in 1993 and 1998, increased fees paid by lenders in 1993, decreased level of the government guaranty in 1993 and reduced fees to guarantors and collectors, among others. On February 8, 2006, the Reauthorization Legislation was signed into law. There are a number of changes that could have a material impact on the Company. For a detailed discussion on the Reauthorization Legislation and its impact on the Company see “OTHER RELATED EVENTS AND INFORMATION—Reauthorization.”

The Secretary of Education oversees and implements the HEA and periodically issues regulations and interpretations that may impact our business.

Liquidity Risk (See also “LIQUIDITY AND CAPITAL RESOURCES—Securitization Activities—Liquidity Risk and Funding—Long-Term”)

Credit Risk

We bear the full risk of borrower and closed school losses experienced in our Private Education Loan portfolio. These loans are underwritten and priced according to risk, generally determined by a commercially available consumer credit scoring system, FICO(TM). Because of the nature of our lending, after an initial decrease, borrower FICO scores will generally improve over time. Additionally, for borrowers who do not meet our lending requirements or who desire more favorable terms, we require credit-worthy co-borrowers. Our higher education Private Education Loans are not dischargeable in bankruptcy, except in certain limited circumstances.

We have defined underwriting and collection policies, and ongoing risk monitoring and review processes for all Private Education Loans. Potential credit losses are considered in our risk-based pricing model. The performance of the Private Education Loan portfolio may be affected by the economy, and a prolonged economic downturn may have an adverse effect on its credit performance. Management believes that it has provided sufficient allowances to cover the losses that may be experienced in both the federally guaranteed and Private Education Loan portfolios over the next two years depending on the portfolio. In addition, when a school closes, losses may be incurred for student borrowers who have not completed their education and in certain states are not required to repay their student loans. We have provided for these potential losses in our allowance for loan losses. There is, however, no guarantee that such allowances are sufficient enough to account for actual losses. (See “LENDING BUSINESS SEGMENT—Private Education Loans—Activity in the Allowance for Private Education Loan Losses.”)

We have credit risk exposure to the various counterparties with whom we have entered into derivative contracts. We review the credit standing of these companies. Our credit policies place limits on the amount of exposure we may take with any one party and in most cases, require collateral to secure the position. The credit risk associated with derivatives is measured based on the replacement cost should the counterparties with contracts in a gain position to the Company fail to perform under the terms of the contract. We also have credit risk with two commercial airlines related to our portfolio of leveraged leases. (See “LENDING BUSINESS SEGMENT—Other Income, Net.”)

Consolidation Loan Refinancing Risk

The consolidation of our loan portfolio can have detrimental effects. First, we may lose student loans in our portfolio that are consolidated with other lenders. In 2005, we experienced a net decrease of $26 million of student loans from Consolidation Loan activity as more of our FFELP student loans were consolidated with other lenders than were consolidated by us. This was primarily caused by the run-off of Consolidation Loans through the reconsolidation through the Direct Lending Program, as discussed in “LENDING SEGMENT—Consolidation Loan Activity.” Absent reconsolidation, we would have had a net increase in student loans from consolidation for the second year in a row. Second, Consolidation Loans have lower net yields than the FFELP Stafford loans they replace. This is somewhat offset by the longer average lives of Consolidation Loans. Third, we must maintain sufficient, short-term liquidity to enable us to cost-effectively refinance previously securitized FFELP loans as they are consolidated back on to our balance sheet.

See also the discussion of the effects of reconsolidation on the Consolidation Loan portfolio at “LENDING BUSINESS SEGMENT—Consolidation Loan Activity” and its effect on our Floor Income Contracts economically hedging Consolidation Loans at “LENDING BUSINESS SEGMENT—Summary of our Managed Student Loan Portfolio—Student Loan Floor Income Contracts.”

Interest Rate Risk Management

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of December 31, 2005. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective SFAS No. 133 hedges (those derivatives which are reflected in net interest margin, as opposed to in the derivative market value adjustment). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

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

GAAP Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3 month Commercial paper	daily	$62.0	$—	$62.0
3 month Treasury bill	weekly	9.0	.3	8.7
Prime	annual	1.0	—	1.0
Prime	quarterly	1.2	—	1.2
Prime	monthly	5.6	—	5.6
PLUS Index	annual	2.6	—	2.6
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	1.6	77.0	(75.4)
1-month LIBOR	monthly	0.1	2.5	(2.4)
CMT/CPI index	monthly/quarterly	—	2.0	(2.0)
Non Discreet reset(2)	monthly	—	7.9	(7.9)
Non Discreet reset(3)	daily/weekly	5.9	—	5.9
Fixed Rate(4)		10.3	9.6	0.7
Total		$99.3	$99.3	$—

(1)                Includes all derivatives that qualify as hedges under SFAS No. 133.

(2)                Consists of asset-backed commercial paper and auction rate securities, which are discount note type instruments that generally roll over monthly.

(3)                Includes restricted and non-restricted cash equivalents and other overnight type instruments.

(4)                Includes receivables/payables, other assets (including Retained Interest), other liabilities and stockholders’ equity (excluding Series B Preferred Stock).

The funding gaps in the above table are primarily interest rate mismatches in short-term indices between our assets and liabilities. We address this issue primarily through the use of basis swaps that primarily convert quarterly 3-month LIBOR to other indices that are more correlated to our asset indices. These basis swaps do not qualify as effective hedges under SFAS No. 133 and as a result the effect on the funding index is not included in our interest margin and is therefore excluded from the GAAP presentation.

Managed Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3 month Commercial paper	daily	$82.1	$16.3	$65.8
3 month Treasury bill	weekly	18.5	18.5	—
Prime	annual	1.0	—	1.0
Prime	quarterly	7.4	5.5	1.9
Prime	monthly	7.5	3.3	4.2
PLUS Index	annual	4.5	4.9	(0.4)
3-month LIBOR	daily	—	64.8	(64.8)
3-month LIBOR	quarterly	1.5	8.8	(7.3)
1-month LIBOR	monthly	0.1	2.5	(2.4)
Non Discreet reset(2)	monthly	—	8.2	(8.2)
Non Discreet reset(3)	daily/weekly	9.7	—	9.7
Fixed Rate(4)		9.2	8.7	0.5
Total		$141.5	$141.5	$—

(1)                Includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(2)                Consists of asset-backed commercial paper and auction rate securities, which are discount note type instruments that generally roll over monthly.

(3)                Includes restricted and non-restricted cash equivalents and other overnight type instruments.

(4)                Includes receivables/payables, other assets, other liabilities and stockholders’ equity (excluding Series B Preferred Stock).

To the extent possible, we generally fund our assets with debt (in combination with derivatives) that has the same underlying index (index type and index reset frequency). When it is more economical, we also fund our assets with debt that has a different index and/or reset frequency than the asset, but only in instances where we believe there is a high degree of correlation between the interest rate movement of the two indices. For example, we use daily reset 3-month LIBOR to fund a large portion of our daily reset 3-month commercial paper indexed assets. In addition, we use quarterly reset 3-month LIBOR to fund a portion of our quarterly reset Prime rate indexed Private Education Loans. We also use our monthly Non Discreet reset funding (asset-backed commercial paper program and auction rate securities) to fund various asset types. In using different index types and different index reset frequencies to fund our assets, we are exposed to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices that may reset at different frequencies will not move in the same direction or at the same magnitude. We believe that this risk is low as all of these indices are short-term with rate movements that are highly correlated over a long period of time. We use interest rate swaps and other derivatives to achieve our risk management objectives.

When compared with the GAAP presentation, the Managed basis presentation includes all of our off-balance sheet assets and funding, and also includes basis swaps that primarily convert quarterly 3-month LIBOR to other indices that are more correlated to our asset indices.

Interest Rate Gap Analysis

In the table below, the Company’s variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at December 31, 2005 and is not necessarily reflective of positions that existed throughout the period.

	Interest Rate Sensitivity Period
	3 months or less	3 months to 6 months	6 months to 1 year	1 to 2 years	2 to 5 years	Over 5 years
Assets
Student loans	$79,230	$2,513	$784	$10	$64	$3
Other loans	277	43	85	14	8	711
Cash and investments, including restricted	6,151	110	142	598	672	494
Other assets	1,971	93	186	314	546	4,319
Total assets	87,629	2,759	1,197	936	1,290	5,527
Liabilities and Stockholders’ Equity
Short-term borrowings	3,289	5	516	—	—	—
Long-term notes	63,250	—	271	1,326	11,233	12,039
Other liabilities	1,590	—	—	—	—	2,019
Minority interest in subsidiaries	—	—	—	—	—	9
Stockholders’ equity	—	—	—	—	—	3,791
Total liabilities and stockholders’ equity	68,129	5	787	1,326	11,233	17,858
Period gap before adjustments	19,500	2,754	410	(390)	(9,943)	(12,331)
Adjustments for Derivatives and
Other Financial Instruments
Interest rate swaps	(16,040)	(5,177)	(208)	(741)	10,240	11,926
Impact of securitized student loans	(2,103)	2,103	—	—	—	—
Total derivatives and other financial instruments	(18,143)	(3,074)	(208)	(741)	10,240	11,926
Period gap	$1,357	$(320)	$202	$(1,131)	$297	$(405)
Cumulative gap	$1,357	$1,037	$1,239	$108	$405	$—
Ratio of cumulative gap to total assets	1.4%	1.0%	1.2%	.1%	.4%	—%

Weighted Average Life

The following table reflects the weighted average life for our Managed earning assets and liabilities at December 31, 2005.

(Averages in years)	On-Balance Sheet	Off-Balance Sheet	Managed
Earning assets
Student loans	9.4	5.0	9.0
Other loans	7.1	—	7.1
Cash and investments	1.0	.1	.7
Total earning assets	8.6	4.5	8.3
Borrowings
Short-term borrowings	.4	—	.4
Long-term borrowings	7.0	5.0	6.3
Total borrowings	6.8	5.0	6.2

In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid assets, extend the weighted average remaining term to maturity of cash and investments to .7 years. Long-term debt issuances likely to be called by us or putable by the investor have been categorized according to their call or put dates rather than their maturity dates. In recent years the shift in the composition of our FFELP student loan portfolio from Stafford loans to Consolidation Loans has lengthened the Managed weighted average life of the student loan portfolio from 8.2 years at December 31, 2004, to 9.0 years at December 31, 2005.

COMMON STOCK

The following table summarizes our common share repurchases, issuances and equity forward activity for the years ended December 31, 2005 and 2004.

	Years ended December 31,
(Shares in millions)	2005	2004
Common shares repurchased:
Open market	—	.5
Equity forwards	17.3	32.7
Benefit plans(1)	1.5	1.5
Total shares repurchased	18.8	34.7
Average purchase price per share(2)	$49.94	$38.03
Common shares issued	8.3	10.7
Equity forward contracts:
Outstanding at beginning of period	42.8	43.5
New contracts	17.2	32.0
Exercises	(17.3)	(32.7)
Outstanding at end of period	42.7	42.8
Authority remaining at end of period to repurchase or enter into equity forwards	18.7	35.8

(1)                Includes shares withheld from stock option exercises and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)                The average purchase price per share for 2005 and 2004 is calculated based on the average strike price of all equity forward contracts including those that were net settled in the cashless transactions discussed above. The average cash purchase price per share for 2005 and 2004 is $38.97 and $22.38, respectively, when a zero cash cost is reflected for those shares acquired in the cashless transactions.

During December 2005, September 2004 and November 2004, we amended substantially all of our outstanding equity forward purchase contracts. The strike prices on these contracts were adjusted to the then current market share prices of the common stock and the total number of shares under contract was reduced from 46.5 million, 53.4 million and 49.0 million shares to 42.4 million, 46.7 million and 42.2 million shares, respectively. As a result of these amendments, we received a total of 4.1 million and 13.4 million shares that settled in 2005 and 2004, respectively, free and clear in cashless transactions. This reduction of shares covered by the equity forward contracts is shown on a net basis in the “exercises” row of the table above.

As of December 31, 2005, the expiration dates and range of and average purchase prices for outstanding equity forward contracts were as follows:

Year of maturity (Contracts in millions of shares)	Outstanding Contracts	Range of purchase prices	Average purchase price
2007	5.4	$54.74	$54.74
2008	7.3	54.74	54.74
2009	14.8	54.74	54.74
2010	15.2	54.74 – 54.96	54.74
	42.7		$54.74

The closing price of the Company’s common stock on December 30, 2005 was $55.09.

In December 2005, the Company retired 65 million shares of common stock held in treasury at an average price of $37.35 per share. This retirement decreased the balance in treasury stock by $2.4 billion, with corresponding decreases of $13 million in common stock and $2.4 billion in retained earnings.

OTHER RELATED EVENTS AND INFORMATION

Reauthorization

On February 8, 2006, the President signed the Higher Education Reconciliation Act of 2005 (“Reauthorization Legislation”). The Reauthorization Legislation was included as Title VIII of the Deficit Reduction Act of 2005 (S. 1932), an omnibus budget bill that cut nearly $40 billion in spending over five years, with $12 billion coming from federal student loan programs. The vast majority of the savings are generated by requiring lenders to rebate Floor Income under the new loans issued after April 1, 2006. The major new student loan provisions include the following, with effective dates generally July 1, 2006 unless otherwise indicated:

•       Lenders rebate Floor Income on new loans after April 1, 2006.

•       Borrower origination fees are gradually reduced to zero in FFELP by 2010, and to one percent in Direct Loan program by 2010.

•       Collection of one percent FFELP guaranty fee is mandated for all guarantors, including those with voluntary flexible agreements, but can be paid on behalf of the borrower by lenders or guarantors.

•       Lender reinsurance is reduced to 99 percent with Exceptional Performer designation for claims filed after July 1, 2006, and 97 percent without designation on loans disbursed after July 1, 2006.

•       “Super 2-Step” and in-school consolidation loopholes will be closed as of July 1, 2006.

•       Recycling of 9.5 percent loans is prohibited for loan holders with more than $100 million in 9.5 percent loans, as of date of enactment, and other 9.5 percent reforms enacted in 2004 are made permanent.

•       The limitation on SAP for PLUS loans made after January 1, 2000 is repealed.

•       Loan limits are increased as of July 1, 2007.

•       A moratorium on new schools-as-lender is created after April 1, 2006, and additional requirements are created for schools continuing to participate in this program.

•       Graduate students become eligible to take out PLUS loans.

•       Compensation for guarantor collections via loan consolidation is reduced from a maximum of 18.5 percent to 10 percent, along with a cap on the proportion of collection via consolidations. Requirements for collections via loan rehabilitations are made somewhat easier.

•       New grant programs are available for Pell-eligible students.

The Reauthorization Legislation does not change the interest rates on Stafford loans which, under legislation enacted in 2002, are scheduled to become fixed 6.8 percent for all loans disbursed after July 1, 2006. Under the previous legislation, the PLUS rate was scheduled to become fixed at 7.9 percent after July 1, 2006. The Reauthorization Legislation raises this rate to 8.5 percent for FFELP PLUS loans. Due to a drafting error in the bill, the PLUS rate for the FDLP was not changed and remains at 7.9 percent in the statute. Committee Staff have acknowledged this error and we expect it to be corrected prior to the July 1st effective date. The rates for Consolidation Loans are unchanged by the Reauthorization Legislation; the formula remains the weighted average of the rates on the underling loans, rounded up to the nearest eighth. The Reauthorization Legislation does not end the single holder rule affecting loan consolidations, although Congress may do so in the future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 2 to the consolidated financial statements, “Significant Accounting Policies—Recently Issued Accounting Pronouncements.”

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Analysis

The effect of short-term movements in interest rates on our results of operations and financial position has been limited through our interest rate risk management. The following tables summarize the effect on earnings for the years ended December 31, 2005 and 2004 and the effect on fair values at December 31, 2005 and 2004, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant.

	Year ended December 31, 2005				Year ended December 31, 2004
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%	$	%
Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$12	1%	$14	1%	$31	3%	$138	14%
Unrealized gains (losses) on derivative and hedging activities	202	32	347	55	279	18	576	37
Increase in net income before taxes	$214	10%	$361	17%	$310	12%	$714	28%
Increase in diluted earnings per share	$.323	11%	$.580	19%	$.424	10%	$.975	24%

	At December 31, 2005
		Interest Rates:
		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Total FFELP student loans	$76,492	$(215)	—%	$(385)	(1)%
Private Education Loans	9,189	—	—	—	—
Other earning assets	9,344	(57)	(1)	(164)	(2)
Other assets	7,429	(292)	(4)	(377)	(5)
Total assets	$102,454	$(564)	(1)%	$(926)	(1)%
Liabilities
Interest bearing liabilities	$92,026	$(1,437)	(2)%	$(3,612)	(4)%
Other liabilities	3,609	975	27	2,863	79
Total liabilities	$95,635	$(462)	—%	$(749)	(1)%

	At December 31, 2004
		Interest Rates:
		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Total FFELP student loans	$61,531	$(315)	(1)%	$(636)	(1)%
Private Education Loans	5,900	—	—	—	—
Other earning assets	10,285	(120)	(1)	(333)	(3)
Other assets	7,878	(652)	(8)	(1,154)	(15)
Total assets	$85,594	$(1,087)	(1)%	$(2,123)	(2)%
Liabilities
Interest bearing liabilities	$78,295	$(1,202)	(2)%	$(3,356)	(4)%
Other liabilities	2,798	276	10	1,503	54
Total liabilities	$81,093	$(926)	(1)%	$(1,853)	(2)%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate student loan portfolio with floating rate debt. However, as discussed under “LENDING BUSINESS SEGMENT—Summary of our Managed Student Loan Portfolio—Floor Income,” in the current low interest rate environment, we can have a fixed versus floating mismatch in funding if the student loan earns at the fixed borrower rate and the funding remains floating.

During the year ended December 31, 2005 and 2004, certain FFELP student loans were earning Floor Income and we locked in a portion of that Floor Income through the use of futures and Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the above table under the scenario where interest rates increase 100 and 300 basis points, the increase in pre-tax net income before the unrealized derivative market value adjustment for 2005 and 2004 is primarily due to the impact of (i) our off-balance sheet hedged Consolidation Loan securitizations and the related Embedded Floor Income recognized as part of the gain on sale, which results in no change in the Embedded Floor Income as a result of the increase in rates but does result in a decrease in payments on the written Floor contracts; offset by (ii) our unhedged on-balance sheet loans earning in a fixed rate mode as discussed above. Due to the continued increase in interest rates during 2005, the above factors had less impact on pre-tax net income for the year ended December 31, 2005. The change in pre-tax net income before the unrealized derivative market value adjustment under a 300 basis point increase in rates is not proportional to the change under the scenario where interest rates increase 100 basis points because of the additional spread earned on loans hedged with futures and swaps mentioned above and the greater proportion of loans earning at a floating rate under a 300 basis point increase in rates.

In addition to interest rate risk addressed in the preceding tables, the Company is also exposed to risks related to foreign currency exchange rates and the equity price of its own stock. Foreign currency exchange risk is the result of foreign denominated debt issued by the Company. The Company’s policy is to use cross currency interest rate swaps to swap all foreign denominated debt payments (fixed and floating) to U.S. dollar LIBOR using a fixed exchange rate. In the tables above, there would be an immaterial impact on earnings if exchange rates were to decrease or increase, due to the terms of the hedging instrument and hedged items matching. The balance sheet interest bearing liabilities would be affected by a change in exchange rates, however, the change would be materially offset by the cross currency interest rate swaps in other assets or other liabilities. Equity price risk of the Company’s own stock is due to equity forward contracts used in the Company’s share repurchase program. A hypothetical decrease in the Company’s stock price per share of $5.00 and $10.00 would decrease “unrealized gains (losses) on derivative and hedging activities” by $213 million and $426 million, respectively. In addition to the net income impact, other assets would decrease by the aforementioned amounts. Stock price decreases can also result in the counterparty exercising its right to demand early settlement on a portion of or the total contract depending on trigger prices set in each contract. With the $5.00 and $10.00 decrease in unit stock price above, none of these triggers would be met and no counterparty would have the right to early settlement.

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

Nothing to report.

PART III.

Item 10.                 Directors and Executive Officers of the Registrant

The information as to the directors and executive officers of the Company set forth under the captions “PROPOSAL 1—ELECTION OF DIRECTORS—Nominees” and “EXECUTIVE COMPENSATION—Executive Officers” in the Proxy Statement to be filed on Schedule 14A relating to the Company’s Annual Meeting of Stockholders scheduled to be held on May 18, 2006 (the “Proxy Statement”) is incorporated into this Annual Report by reference.

Item 11.                 Executive Compensation

The information set forth under the caption “EXECUTIVE COMPENSATION” in the Proxy Statement is incorporated into this Annual Report by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in Note 16 to the consolidated financial statements, “Stock-Based Compensation Plans,” listed under the heading “(a)1.A. Financial Statements” of Item 15 hereof and the information set forth under the captions “STOCK OWNERSHIP” and “GENERAL INFORMATION—Principal Shareholders” in the Proxy Statement is incorporated into this Report by reference thereto. There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.                 Certain Relationships and Related Transactions

The information set forth under the caption “EXECUTIVE COMPENSATION—Certain Relationships and Related-Party Transactions” in the Proxy Statement is incorporated into this Annual Report by reference.

Item 14.                 Principal Accounting Fees and Services

The information set forth under the caption “PROPOSAL 3—RATIFICATION OF THE APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the Proxy Statement is incorporated into this Annual Report by reference.

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

4. Appendices

Appendix A—Federal Family Education Loan Program

(b) Exhibits

*2	Agreement and Plan of Reorganization by and among the Student Loan Marketing Association, SLM Holding Corporation, and Sallie Mae Merger Company
**3.1	Amended and Restated Certificate of Incorporation of the Registrant
**3.2	Amended By-Laws of the Registrant
**4	Warrant Certificate No. W-2, dated as of August 7, 1997
*10.1††	Board of Directors Restricted Stock Plan
*10.2††	Board of Directors Stock Option Plan
*10.3††	Deferred Compensation Plan for Directors
*10.4††	Incentive Performance Plan
*10.5††	Stock Compensation Plan
*10.6††	1993-1998 Stock Option Plan
*10.7††	Supplemental Pension Plan

*10.8††	Supplemental Employees’ Thrift & Savings Plan (Sallie Mae 401(K) Supplemental Savings Plan)
***10.9††	Directors Stock Plan
***10.10††	Management Incentive Plan
10.11††	Employee Stock Option Plan
10.12††	Amended and Restated Employees’ Stock Purchase Plan
10.13†††	Employment Agreement between the Registrant and Albert L. Lord, Vice Chairman of the Board of Directors and Chief Executive Officer, dated as of January 1, 2003
10.14†††	Employment Agreement between the Registrant and Thomas J. Fitzpatrick, President and Chief Operating Officer, dated as of January 1, 2003
10.15(*)	Employment Agreement between the Registrant and C.E. Andrews, Executive Vice President, Accounting and Risk Management, dated as of February 24, 2004.
•10.16	Named Executive Officer Compensation
•10.17	Summary of Non-Employee Director Compensation
•10.18	Limited Liability Company Agreement of Education First Marketing LLC
•10.19	Limited Liability Company Agreement of Education First Finance LLC
••10.20	Settlement Agreement and Release(1)
••10.21	First Amendment to Settlement Agreement and Release(1)
••10.22	Second Amendment to Settlement Agreement and Release(1)
•••10.23	Employment Agreement between Registrant and Thomas J. Fitzpatrick, President and Chief Executive Officer, effective as of June 1, 2005
„10.24	Sallie Mae Deferred Compensation Plan for Key Employees Restatement Effective January 1, 2005
„10.25	SLM Corporation Incentive Plan Performance Stock Term Sheet “Core” Net Income Target
„10.26	Stock Option Agreement SLM Corporation Incentive Plan Net-Settled, Price-Vested Options—1 year minimum—2006
„10.27	SLM Corporation Change in Control Severance Plan for Senior Officers
†14	Code of Business Conduct
*21	Subsidiaries of the Registrant
„23	Consent of PricewaterhouseCoopers LLP
„31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
„31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
„32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

„32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

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

†††      Filed with the Securities and Exchange Commission with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

(*)          Filed with the Securities and Exchange Commission with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

•                   Filed with the Securities and Exchange Commission with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004

••           Filed with the Securities and Exchange Commission with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

•••   Filed with the Securities and Exchange Commission with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

„               Filed with the Securities and Exchange Commission with this Form 10-K

(1)                Confidential Treatment has been requested as to certain portions of these exhibits. Such portions have been omitted. We separately filed with the Securities and Exchange Commission a complete set of these exhibits, including the portions omitted in our filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 9, 2006

SLM CORPORATION
By:	/s/ THOMAS J. FITZPATRICK
Thomas J. Fitzpatrick
Vice Chairman and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THOMAS J. FITZPATRICK	Vice Chairman and Chief Executive	March 9, 2006
Thomas J. Fitzpatrick	Officer (Principal Executive Officer)
/s/ C.E. ANDREWS	Executive Vice President and Chief	March 9, 2006
C.E. Andrews	Financial Officer (Principal Accounting Officer and Duly Authorized Officer)
/s/ ALBERT L. LORD	Chairman of the Board of Directors	March 9, 2006
Albert L. Lord
/s/ ANN TORRE BATES	Director	March 9, 2006
Ann Torre Bates
/s/ CHARLES L. DALEY	Director	March 9, 2006
Charles L. Daley
/s/ WILLIAM M. DIEFENDERFER, III	Director	March 9, 2006
William M. Diefenderfer, III
/s/ DIANE SUITT GILLELAND	Director	March 9, 2006
Diane Suitt Gilleland
/s/ EARL A. GOODE	Director	March 9, 2006
Earl A. Goode
/s/ RONALD F. HUNT	Director	March 9, 2006
Ronald F. Hunt
/s/ BENJAMIN J. LAMBERT, III	Director	March 9, 2006
Benjamin J. Lambert, III
/s/ BARRY A. MUNITZ	Director	March 9, 2006
Barry A. Munitz

/s/ A. ALEXANDER PORTER, JR.	Director	March 9, 2006
A. Alexander Porter, Jr.
/s/ WOLFGANG SCHOELLKOPF	Director	March 9, 2006
Wolfgang Schoellkopf
/s/ STEVEN L. SHAPIRO	Director	March 9, 2006
Steven L. Shapiro
	Director	March 9, 2006
Barry L. Williams

CONSOLIDATED FINANCIAL STATEMENTS
INDEX

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, management concluded that, as of December 31, 2005, our internal control over financial reporting is effective.

During the year ended December 31, 2005, we acquired a 100 percent interest in GRP/AG Holdings, LLC (“GRP”). Total assets of GRP represented less than one percent of consolidated total assets as of December 31, 2005. Total net income of GRP represented less than one percent of consolidated net income for the year ended December 31, 2005. We have excluded GRP from our assessment of internal control over financial reporting as of December 31, 2005, and management’s conclusion about the effectiveness of our internal control over financial reporting does not extend to the internal controls of this entity. This acquisition was not significant (within the meaning of Rule 11-01(b) of Regulation S-X) to our consolidated financial statements as of and for the year ended December 31, 2005. This acquisition is described in Note 11 to the consolidated financial statements, “Acquisitions.”

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SLM Corporation:

We have completed integrated audits of SLM Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1), present fairly, in all material respects, the financial position of SLM Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and as a result changed its methodology of accounting for equity forward contracts effective June 1, 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded GRP/AG Holdings, LLC (“GRP”) from its assessment of internal control over financial reporting as of December 31, 2005, because it was acquired in a purchase business combination during 2005. We have also excluded GRP from our audit of internal control over financial reporting. GRP is a wholly-owned subsidiary whose total assets and net income represent less than one percent of both measures respectively, of the related financial statement amounts as of and for the year ended December 31, 2005.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 8, 2006

SLM CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	December 31, 2005	December 31, 2004
Assets
FFELP Stafford and Other Student Loans (net of allowance for losses of $6,311 and $0, respectively)	$19,988,116	$18,965,634
Consolidation Loans (net of allowance for losses of $8,639 and $7,778, respectively)	54,858,676	41,595,805
Private Education Loans (net of allowance for losses of $204,112 and $171,886, respectively)	7,756,770	5,419,611
Other loans (net of allowance for losses of $16,180 and $11,148, respectively)	1,137,987	1,047,745
Investments
Available-for-sale	2,095,191	3,274,123
Other	273,808	304,700
Total investments	2,368,999	3,578,823
Cash and cash equivalents	2,498,655	3,395,487
Restricted cash and investments	3,300,102	2,211,643
Residual Interest in off-balance sheet securitized loans	2,406,222	2,316,388
Goodwill and acquired intangible assets, net	1,105,104	1,066,142
Other assets	3,918,053	4,496,248
Total assets	$99,338,684	$84,093,526
Liabilities
Short-term borrowings	$3,809,655	$2,207,095
Long-term borrowings	88,119,090	75,914,573
Other liabilities	3,609,332	2,797,921
Total liabilities	95,538,077	80,919,589
Commitments and contingencies
Minority interest in subsidiaries	9,182	71,633
Stockholders’ equity
Preferred stock, par value $.20 per share, 20,000 shares authorized; Series A: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share; Series B: 4,000 and 0 shares issued, respectively, at stated value of $100 per share	565,000	165,000
Common stock, par value $.20 per share, 1,125,000 shares authorized: 426,484 and 483,266 shares issued, respectively	85,297	96,654
Additional paid-in capital	2,233,647	1,905,460
Accumulated other comprehensive income (net of tax of $197,834 and $238,396, respectively)	367,910	440,672
Retained earnings	1,111,743	2,521,740
Stockholders’ equity before treasury stock	4,363,597	5,129,526
Common stock held in treasury at cost: 13,347 and 59,634 shares, respectively	572,172	2,027,222
Total stockholders’ equity	3,791,425	3,102,304
Total liabilities and stockholders’ equity	$99,338,684	$84,093,526

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
Interest income:
FFELP Stafford and Other Student Loans	$1,014,851	$725,619	$655,519
Consolidation Loans	2,500,008	1,364,777	1,157,849
Private Education Loans	633,884	335,451	307,477
Other loans	84,664	74,289	76,740
Cash and investments	276,756	232,859	150,690

Total interest income

	4,510,163	2,732,995	2,348,275
Interest expense:
Short-term debt	177,597	206,151	394,109
Long-term debt	2,881,121	1,227,545	627,797
Total interest expense	3,058,718	1,433,696	1,021,906
Net interest income	1,451,445	1,299,299	1,326,369
Less: provisions for losses	203,006	111,066	147,480
Net interest income after provisions for losses	1,248,439	1,188,233	1,178,889
Other income:
Gains on student loan securitizations	552,546	375,384	744,289
Servicing and securitization revenue	356,730	560,971	666,409
Losses on investments, net	(63,955)	(49,358)	(9,932)
Gains (losses) on derivative and hedging activities, net	246,548	849,041	(237,815)
Guarantor servicing fees	115,477	119,934	128,189
Debt management fees	359,907	300,071	258,544
Collections revenue	166,840	38,687	—
Other	273,259	289,802	249,421
Total other income	2,007,352	2,484,532	1,799,105
Operating expenses:
Salaries and benefits	625,024	497,170	432,007
Loss on GSE debt extinguishment and defeasance	—	220,848	—
Other	513,304	397,762	363,018
Total operating expenses	1,138,328	1,115,780	795,025
Income before income taxes, minority interest in net earnings of subsidiaries and cumulative effect of accounting change	2,117,463	2,556,985	2,182,969
Income taxes	728,767	642,689	779,380
Income before minority interest in net earnings of subsidiaries and cumulative effect of accounting change	1,388,696	1,914,296	1,403,589
Minority interest in net earnings of subsidiaries	6,412	1,026	—
Income before cumulative effect of accounting change	1,382,284	1,913,270	1,403,589
Cumulative effect of accounting change	—	—	129,971
Net income	1,382,284	1,913,270	1,533,560
Preferred stock dividends	21,903	11,501	11,501
Net income attributable to common stock	$1,360,381	$1,901,769	$1,522,059
Basic earnings per common share:
Before cumulative effect of accounting change	$3.25	$4.36	$3.08
Cumulative effect of accounting change	—	—	.29
Basic earnings per common share, after cumulative effect of accounting change	$3.25	$4.36	$3.37
Average common shares outstanding	418,374	436,133	452,037
Diluted earnings per common share:
Before cumulative effect of accounting change	$3.05	$4.04	$2.91
Cumulative effect of accounting change	—	—	.27
Diluted earnings per common share, after cumulative effect of accounting change	$3.05	$4.04	$3.18
Average common and common equivalent shares outstanding	460,260	475,787	482,104
Dividends per common share	$.85	$.74	$.59

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at December 31, 2002	3,300,000	624,551,508	(166,812,720)	457,738,788	$165,000	$124,910	$1,102,574	$592,760	$2,718,226	$(2,705,520)	$1,997,950
Comprehensive income:
Net income									1,533,560		1,533,560
Other comprehensive income, net of tax: Change in unrealized gains (losses) on investments, net of tax								(172,897)			(172,897)
Change in unrealized gains (losses) on derivatives, net of tax								7,057			7,057
Minimum pension liability adjustment								(1,299)			(1,299)
Comprehensive income											1,366,421
Cash dividends:
Common stock ($.28 per share)									(266,881)		(266,881)
Preferred stock ($3.48 per share)									(11,501)		(11,501)
Issuance of common shares		12,263,832	90,456	12,354,288		2,454	293,405			3,238	299,097
Issuance of common shares due to exercise of stock warrants		5,827,656		5,827,656		1,165	39,034				40,199
Retirement of common stock in treasury		(170,000,000)	170,000,000	—		(34,000)			(3,032,120)	3,066,120	—
Donation of common stock in treasury			1,108,340	1,108,340						40,000	40,000
Tax benefit related to employee stock option and purchase plan							57,632				57,632
Tax benefit related to exercise of stock warrants							65,498				65,498
Premiums on equity forward purchase contracts							(17,361)				(17,361)
Cumulative effect of accounting change							12,458				12,458
Repurchase of common shares:
Open market repurchases			(6,718,199)	(6,718,199)						(253,276)	(253,276)
Equity forwards:
Exercise cost, cash			(20,190,640)	(20,190,640)						(568,877)	(568,877)
Gain on settlement										(38,290)	(38,290)
Benefit plans			(2,441,990)	(2,441,990)						(93,023)	(93,023)
Balance at December 31, 2003	3,300,000	472,642,996	(24,964,753)	447,678,243	$165,000	$94,529	$1,553,240	$425,621	$941,284	$(549,628)	$2,630,046
Comprehensive income:
Net income									1,913,270		1,913,270
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(42,849)			(42,849)
Change in unrealized gains (losses) on derivatives, net of tax								57,644			57,644
Minimum pension liability adjustment								256			256
Comprehensive income											1,928,321
Cash dividends:
Common stock ($.74 per share)									(321,313)		(321,313)
Preferred stock ($3.48 per share)									(11,501)		(11,501)
Issuance of common shares		10,623,412	61,810	10,685,222		2,125	293,614			2,449	298,188
Tax benefit related to employee stock option and purchase plan							58,606				58,606
Repurchase of common shares:
Open market repurchases			(563,500)	(563,500)						(21,554)	(21,554)
Equity forwards:
Exercise cost, cash			(19,323,760)	(19,323,760)						(694,050)	(694,050)
Exercise cost, net settlement			(13,393,350)	(13,393,350)						(629,331)	(629,331)
Gain on settlement			—	—						(73,419)	(73,419)
Benefit plans			(1,450,466)	(1,450,466)						(61,689)	(61,689)
Balance at December 31, 2004	3,300,000	483,266,408	(59,634,019)	423,632,389	$165,000	$96,654	$1,905,460	$440,672	$2,521,740	$(2,027,222)	$3,102,304

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(Dollars in thousands, except share and per share amounts)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity
Balance at December 31, 2004	3,300,000	483,266,408	(59,634,019)	423,632,389	$165,000	$96,654	$1,905,460	$440,672	$2,521,740	$(2,027,222)	$3,102,304
Comprehensive income:
Net income									1,382,284		1,382,284
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(85,058)			(85,058)
Change in unrealized gains (losses) on derivatives, net of tax								13,098			13,098
Minimum pension liability adjustment								(802)			(802)
Comprehensive income											1,309,522
Cash dividends:
Common stock ($.85 per share)									(355,368)		(355,368)
Preferred stock, series A ($3.48 per share)									(11,511)		(11,511)
Preferred stock, series B ($2.28 per share)									(10,025)		(10,025)
Issuance of common shares		8,217,119	79,122	8,296,241		1,643	264,575			4,097	270,315
Retirement of common stock in treasury		(65,000,000)	65,000,000	—		(13,000)			(2,415,010)	2,428,010	—
Issuance of preferred shares	4,000,000				400,000						400,000
Preferred stock issuance costs and related amortization							(2,888)		(367)		(3,255)
Tax benefit related to employee stock option and purchase plan							66,500				66,500
Repurchase of common shares:
Equity forwards:
Exercise cost, cash			(13,114,120)	(13,114,120)						(655,433)	(655,433)
Exercise cost, net settlement			(4,154,183)	(4,154,183)						(227,400)	(227,400)
Gain on settlement			—	—						(17,315)	(17,315)
Benefit plans			(1,523,517)	(1,523,517)						(76,909)	(76,909)
Balance at December 31, 2005	7,300,000	426,483,527	(13,346,717)	413,136,810	$565,000	$85,297	$2,233,647	$367,910	$1,111,743	$(572,172)	$3,791,425

See accompanying notes to consolidated financial statements.

SLM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
Operating activities
Net income	$1,382,284	$1,913,270	$1,533,560
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Cumulative effect of accounting change	—	—	(129,971)
Gains on student loan securitizations	(552,546)	(375,384)	(744,289)
Loss on investments, net	63,955	49,358	9,932
Loss on GSE debt extinguishment and defeasance	—	220,848	—
Unrealized (gains)/losses on derivative and hedging activities, excluding equity forwards	(514,362)	(802,548)	(570,189)
Unrealized (gains)/losses on derivative and hedging activities—equity forwards	(120,433)	(759,423)	68,233
Provisions for losses	203,006	111,066	147,480
Donation of treasury stock	—	—	40,000
Minority interest, net	(7,835)	(502)	—
Mortgage loans originated	(1,746,986)	(1,461,979)	(1,577,094)
Proceeds from sales of mortgage loans	1,692,923	1,257,574	1,565,343
(Increase) in restricted cash	(972,321)	(791,176)	(123,222)
(Increase) decrease in accrued interest receivable	(788,819)	(467,745)	29,130
Increase in accrued interest payable	260,505	162,018	94,474
Decrease in Retained Interest in off-balance sheet securitized loans, net	258,351	85,767	96,000
(Increase) decrease in other assets, goodwill and acquired intangible assets, net	(111,217)	596,101	321,799
Increase (decrease) in other liabilities	254,668	(54,461)	132,378
Total adjustments	(2,081,111)	(2,230,486)	(639,996)
Net cash (used in) provided by operating activities	(698,827)	(317,216)	893,564
Investing activities
Student loans acquired	(29,347,428)	(22,673,926)	(18,318,703)
Loans purchased from securitized trusts (primarily loan consolidations)	(9,491,668)	(5,552,467)	(6,156,521)
Reduction of student loans:
Installment payments	7,477,455	5,020,214	3,857,285
Claims and resales	1,025,686	798,327	645,966
Proceeds from securitization of student loans treated as sales	13,520,208	12,475,726	13,482,900
Proceeds from sales of student loans	167,410	478,402	38,362
Academic facilities financings and other loans—originated	(565,070)	(403,156)	(380,957)
Academic facilities financings and other loans—repayments	523,473	593,261	627,585
Purchases of available-for-sale securities	(66,318,067)	(292,943,325)	(275,412,837)
Proceeds from sales of available-for-sale securities	983,469	124,205	10,505
Proceeds from maturities of available-for-sale securities	66,336,065	293,743,096	274,274,563
Purchases of held-to-maturity and other securities	(903,328)	(292,330)	(304,491)
Proceeds from maturities of held-to-maturity securities and other securities	904,179	275,567	279,176
Return of investment from Retained Interest	256,712	449,539	315,610
Purchase of subsidiaries, net of cash acquired	(237,919)	(868,404)	(113,614)
Net cash used in investing activities	(15,668,823)	(8,775,271)	(7,155,171)
Financing activities
Short-term borrowings issued	59,820,213	290,974,707	764,160,787
Short-term borrowings repaid	(59,907,574)	(298,108,496)	(772,657,799)
Long-term borrowings issued	10,267,396	15,456,903	19,330,222
Long-term borrowings repaid	(5,732,752)	(15,826,730)	(18,658,436)
Borrowings collateralized by loans in trust—issued	12,913,991	21,584,931	16,442,305
Borrowings collateralized by loans in trust—activity	(1,448,270)	(653,177)	(96,774)
GSE debt extinguishment	—	(1,967,607)	—
Common stock issued	270,315	289,965	339,296
Premiums on equity forward contracts	—	—	(17,361)
Common stock repurchased	(732,342)	(777,293)	(917,353)
Common dividends paid	(355,368)	(321,313)	(266,882)
Preferred stock issued	396,745	—	—
Preferred dividends paid	(21,536)	(11,501)	(11,501)
Net cash provided by financing activities	15,470,818	10,640,389	7,646,504
Net (decrease) increase in cash and cash equivalents	(896,832)	1,547,902	1,384,897
Cash and cash equivalents at beginning of year	3,395,487	1,847,585	462,688
Cash and cash equivalents at end of year	$2,498,655	$3,395,487	$1,847,585
Cash disbursements made for:
Interest	$2,587,582	$1,214,249	$930,619
Income taxes	$476,923	$549,319	$655,796
Noncash financing activity:
Transfer of investments to trust to defease GSE debt	$—	$1,305,906	$—

See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

1. Organization and Business

SLM Corporation (“the Company”) is a holding company that operates through a number of subsidiaries. The Company was formed 33 years ago as the Student Loan Marketing Association, a federally chartered government-sponsored enterprise (the “GSE”), with the goal of furthering access to higher education by acting as a secondary market for student loans. In 2004, the Company completed the privatization process that began in 1997 and resulted in the Wind-Down of the GSE. Specifically, the GSE, SLM Corporation and the Federal Reserve Bank of New York, both in its capacity as trustee and as fiscal agent for the GSE’s remaining obligations, entered into a Master Defeasance Trust Agreement as of December 29, 2004 that established a special and irrevocable trust, which was fully collateralized by direct, noncallable obligations of the United States. On December 29, 2004, the United States Department of the Treasury determined that such obligations are sufficient, without consideration of any reinvestment of interest, to pay the principal of and the interest on the GSE’s remaining obligations. The Wind-Down was completed upon the issuance of that determination and the GSE’s separate existence terminated.

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

The Company originates student and consumer loans for both its own behalf and Preferred Lender List clients on the Company’s proprietary origination platform. The Company has also broadened its fee-based businesses, which include its debt management services, student loan origination, and student loan and guarantee servicing.

2. Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of SLM Corporation and its subsidiaries, after eliminating intercompany accounts and transactions.

Financial Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities,” requires Variable Interest Entities (“VIEs”) to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics are the direct or indirect ability to make decisions about an entity’s activities that have a significant impact on the success of the entity, the obligation to absorb the expected losses of an entity, and the rights to receive the expected residual returns of the entity.

As further discussed in Note 9, “Student Loan Securitization,” the Company does not consolidate any qualifying special purpose entities (“QSPEs”) created for securitization purposes in accordance with the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2. Significant Accounting Policies (Continued)

No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of SFAS No. 125.” All of the Company’s off-balance sheet securitizations meet the definition of a QSPE and are not consolidated. The Company’s accounting treatment for its on-balance sheet Consolidation Loan securitizations, which are not QSPEs, are governed by FIN No. 46(R) and are consolidated in the accompanying financial statements as the Company is the primary beneficiary.

Use of Estimates

The Company’s financial reporting and accounting policies conform to generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Key accounting policies that include significant judgments and estimates include valuation and income recognition related to securitization activities (gain on sale and the related retained interest), loan effective interest method (student loan premiums, discounts and Borrower Benefits), provisions for loan losses, and derivative accounting.

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

Loans

Loans, consisting of federally insured student loans, Private Education Loans, student loan participations, lines of credit, academic facilities financings, and other private consumer and mortgage loans, are generally carried at amortized cost, which includes unamortized premiums, unearned discounts and capitalized origination costs and fees. If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and therefore carried at amortized cost. Any loans held for sale are carried at the lower of cost or fair value.

Private Education Loans which are not guaranteed by the federal government are charged off against the allowance for loan loss at 212 days past due and any subsequent recoveries are recorded directly to the allowance. When the loan charges off, any accrued interest is charged off against interest income. FFELP loans are guaranteed (subject to legislative risk sharing requirements) as to both principal and interest, and therefore continue to accrue interest until such time that they are paid by the guarantor.

Student Loan Income

The Company recognizes student loan income as earned, net of amortization of premiums, capitalized direct origination costs, and the accretion of discounts. Additionally, income is recognized based upon the expected yield of the loan after giving effect to prepayments, extensions and to estimates for borrower

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2. Significant Accounting Policies (Continued)

utilization of incentives for timely payment (“Borrower Benefits”). The estimates of the effect of Borrower Benefits on student loan yield are based on analyses of historical payment behavior of borrowers who are eligible for the incentives and the evaluation of the ultimate qualification rate for these incentives. Premiums, capitalized direct origination costs and discounts received are amortized over the estimated life of the loan, which includes an estimate of prepayment speeds. The Company periodically evaluates the assumptions used to estimate its loan life and in instances where there are modifications to the assumptions, amortization is adjusted on a cumulative basis to reflect the change since the acquisition of the loan.

In addition, the Company pays an annual 105 basis point Consolidation Loan rebate fee on Consolidation Loans. The Company was also required to pay an annual 30 basis point Offset Fee unique to the GSE on Stafford and PLUS student loans purchased and held on or after August 10, 1993 until the GSE was dissolved on December 29, 2004. These fees are netted against student loan income.

Allowance for Student Loan Losses

The Company has established an allowance for student loan losses that is an estimate of probable losses inherent in the portfolio at the balance sheet date. The Company presents student loans net of the allowance on the balance sheet. Amounts of estimated probable losses are currently expensed and increase the provisions of loan losses. Actual losses are charged off, net of recoveries, to the allowance for loan losses.

In evaluating the adequacy of the allowance for losses on the Private Education Loan portfolio, the Company considers several factors including: the credit profile of the borrower and/or co-borrower, loans in repayment versus those in a permitted non-paying status, months of repayment, delinquency status, type of program and trends in defaults in the portfolio based on Company and industry data. (See also Note 4, “Allowance for Student Loan Losses.”) When calculating the Private Education Loan loss reserve, the Company methodology divides the portfolio into categories of similar risk characteristics based on loan program type, underwriting criteria, existence or absence of a co-borrower, repayment begin date and repayment status. The Company then applies default and collection rate projections to each category.

The Company uses a similar methodology as a non-accrual policy for Private Education Loan interest income to reduce the amount of interest income recognized in the current period that the Company does not expect to collect in subsequent periods.

The Company’s loss estimates include losses to be incurred over the loss confirmation period of two years, including when borrowers are in school. The Company’s collection policies allow for periods of nonpayment for borrowers experiencing temporary difficulty meeting payment obligations (typically, early in the repayment term when they are starting their careers). This is referred to as forbearance status.

For the federally insured loan portfolios, the Company’s loan servicing division, Sallie Mae Servicing, was re-designated as an Exceptional Performer (“EP”) by ED, for a renewable one-year period beginning on October 19, 2005, in recognition of meeting certain performance standards set by the ED in servicing FFELP loans. As a result of this designation, the Company receives 100 percent reimbursement on default claims filed before July 1, 2006 on federally guaranteed student loans that are serviced by Sallie Mae Servicing for a period of at least 270 days before the date of default. For claims filed on or after July 1, 2006, the rate of reimbursement will be reduced to 99 percent through the Higher Education

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2. Significant Accounting Policies (Continued)

Reconciliation Act of 2005 (the “HEA”) which was signed into law on February 8, 2006. Prior to being designated as an EP, the Company was subject to the two percent Risk Sharing on these loans. The Company is entitled to receive this benefit as long as it remains in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria. The EP designation also applies to all FFELP loans that the Company owns but are serviced by other service providers with the EP designation and conversely does not apply for loans serviced by other service providers without the EP designation. As a result of the amended reimbursement level through the HEA reauthorization, the Company established an allowance at December 31, 2005 for loans that will be subject to the one percent Risk Sharing provision. When calculating this allowance, the Company considers trends in student loan claims rejected for payment by guarantors based on periodic evaluations of its loan portfolios considering past experience, changes to federal student loan programs, current economic conditions and other relevant factors.

Cash and Cash Equivalents

Cash and cash equivalents includes term federal funds, Eurodollar deposits, money market funds and bank deposits with original terms to maturity of less than three months.

Restricted Cash and Investments

Restricted cash includes amounts restricted for on-balance sheet student loan securitizations, other secured borrowings, as well as cash received from lending institutions pending disbursement for student loans in connection with servicing student loans. Cash received from lending institutions that is invested pending disbursement for student loans is restricted and cannot be disbursed for any other purpose. The investments held must be instruments explicitly guaranteed by the United States government, or instruments collateralized by securities guaranteed by the United States government. Generally, these securities include Treasury bills, notes and bonds, and reverse repurchase agreements collateralized by these instruments. Restricted cash and investments also includes cash received from students or parents and owed to schools in connection with the tuition payment plan program of Academic Management Services (“AMS”), acquired in the fourth quarter of 2003.

Investments

Investments are held to provide liquidity and to serve as a source of income. The majority of the Company’s investments are classified as available-for-sale and such securities are carried at market value, with the temporary changes in market value carried as a separate component of stockholders’ equity. Changes in the market value for available-for-sale securities that have been designated as the hedged item in a SFAS No. 133 fair value hedge (as it relates to the hedged risks) are recorded in the “gains (losses) on derivative and hedging activities, net” line of the income statement offsetting changes in fair value of the derivative which is hedging such investment. Temporary changes in market value of the security as it relates to non hedged risks, are carried as a separate component of stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method. Impairment is evaluated considering several factors including the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer; and the intent and ability to retain the

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2. Significant Accounting Policies (Continued)

investment in order to allow for an anticipated recovery in market value. If, based on the analysis, it is determined that the impairment is other than temporary, the investment is written down to fair value and a loss is recognized through earnings. Securities classified as trading are accounted for at fair market value with unrealized gains and losses included in investment income. Securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity and are accounted for at amortized cost. The Company also has insurance-related investments and investments in leveraged leases, primarily with U.S. commercial airlines, which are accounted for at amortized cost.

Interest Expense

Interest expense is based upon contractual interest rates adjusted for the amortization of debt issuance costs and premiums and the accretion of discounts. The Company’s interest expense may also be adjusted for net payments/receipts related to interest rate and foreign currency swap agreements and interest rate futures contracts that qualify as hedges under GAAP. Interest expense also includes the amortization of deferred gains and losses on closed hedge transactions that qualified as cash flow hedges. Amortization of debt issue costs, premiums, discounts and terminated hedge basis adjustments are recognized using the effective interest rate method.

Securitization Accounting

To meet the sale criteria of SFAS No. 140, the Company’s securitizations use a two-step structure with a QSPE that legally isolates the transferred assets from the Company, even in the event of bankruptcy. Transactions receiving sale treatment are also structured to ensure that the holders of the beneficial interests issued by the QSPE are not constrained from pledging or exchanging their interests, and that the Company does not maintain effective control over the transferred assets. If these criteria are not met, then the transaction is accounted for as an on-balance sheet secured borrowing. In all cases, irrespective of whether they qualify as sales under SFAS No. 140, the Company’s  securitizations are structured such that they are legally sales of assets that isolate the transferred assets from the Company.

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

•       The activities in which the trust can participate are significantly limited. These activities are entirely specified up-front in the legal documents creating the QSPE.

•       There are limits to the assets the QSPE can hold; specifically, it can hold only financial assets transferred to it that are passive in nature, passive derivative instruments pertaining to the beneficial interests held by independent third parties, servicing rights, temporary investments pending distribution to security holders and cash.

•       It can only dispose of its assets in automatic response to the occurrence of an event specified in the applicable legal documents and must be outside the control of the Company.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2. Significant Accounting Policies (Continued)

The Company holds rights that can affect the remarketing of specific bonds in certain Consolidation Loan securitization structures. These remarketing rights are not significantly limited and therefore these securitizations did not meet the criteria of being a QSPE and are accounted for on-balance sheet as VIEs.

Retained Interest

The Company securitizes its student loan assets and for transactions qualifying as sales retains Residual Interests and servicing rights (as the Company retains the servicing responsibilities), all of which are referred to as the Company’s Retained Interest in off-balance sheet securitized loans. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The investors of the securitization trusts have no recourse to the Company’s other assets should there be a failure of the student loans to pay when due.

When the Company qualifies for sale treatment on its FFELP Stafford, Private Education, and certain of the Consolidation Loan securitizations, it recognizes the resulting gain on student loan securitizations on the consolidated statements of income. This gain is based upon the difference between the allocated cost basis of the assets sold and the relative fair value of the assets received. The component in determining the fair value of the assets received that involves the most judgment is the Residual Interest. The Company estimates the fair value of the Residual Interest, both initially and each subsequent quarter, based on the present value of future expected cash flows using management’s best estimates of the following key assumptions—credit losses, prepayment speeds, the forward interest rate curve and discount rates commensurate with the risks involved. Quoted market prices are not available. The Company accounts for its Residual Interests as available-for-sale securities. Accordingly, Residual Interests are reflected at market value with temporary changes in market value reflected as a component of accumulated other comprehensive income in stockholders’ equity.

The fair value of the Fixed Rate Embedded Floor Income is a component of the Residual Interest and is determined both initially at the time of the sale of the student loans and each subsequent quarter. This estimate is based on an option valuation and a discounted cash flow calculation that considers the current borrower rate, Special Allowance Payment (“SAP”) spreads and the term for which the loan is eligible to earn Floor Income as well as time value, forward interest rate curve and volatility factors. Variable Rate Floor Income received is recorded as earned in securitization income.

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2. Significant Accounting Policies (Continued)

inception and on an ongoing basis to determine if the amounts received are adequate compensation as defined in SFAS No. 140. To the extent such compensation is determined to be no more or less than adequate compensation, no servicing asset or obligation is recorded at the time of securitization.

Derivative Accounting

SFAS No. 133

The Company accounts for its derivatives, which include interest rate swaps, cross-currency interest rate swaps, interest rate futures contracts, interest rate cap contracts, Floor Income Contracts and equity forward contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. The Company determines the fair value for its derivative contracts using either (i) pricing models that consider current market conditions and the contractual terms of the derivative contract or (ii) counterparty valuations. These factors include interest rates, time value, forward interest rate curve and volatility factors, as well as foreign exchange rates. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results.

Many of the Company’s derivatives, mainly interest rate swaps hedging the fair value of fixed rate assets and liabilities, cross-currency interest rate swaps, and certain Eurodollar futures contracts, qualify as effective hedges under SFAS No. 133. For these derivatives, the relationship between the hedging instrument and the hedged items (including the hedged risk and method for assessing effectiveness), as well as the risk management objective and strategy for undertaking various hedge transactions at the inception of the hedging relationship is documented. Each derivative is designated to either a specific asset or liability on the balance sheet or expected future cash flows, and designated as either a fair value or a cash flow hedge. Fair value hedges are designed to hedge the Company’s exposure to changes in fair value of a fixed rate or foreign denomination asset or liability (“fair value” hedge), while cash flow hedges are designed to hedge the Company’s exposure to variability of either a floating rate asset’s or liability’s cash flows or expected fixed rate debt issuance (“cash flow” hedge). For effective fair value hedges, both the hedge and the hedged item (for the risk being hedged) are marked-to-market with any difference recorded immediately in the income statement. For effective cash flow hedges, the change in the fair value of the derivative is recorded in other comprehensive income, net of tax, and recognized in earnings in the same period as the earnings effects of the hedged item. The ineffective portion of a cash flow hedge is recorded immediately through earnings. The assessment of the hedge’s effectiveness is performed at inception and on an ongoing basis. In general, regression testing is performed to assess hedge effectiveness. When it is determined that a derivative is not currently an effective hedge or it will not be one in the future, the Company discontinues the hedge accounting prospectively and ceases recording changes in the fair value of the hedged item.

The Company also has a number of derivatives, primarily Floor Income Contracts, certain Eurodollar futures contracts and certain basis swaps, that the Company believes are effective economic hedges but are not considered hedges under SFAS No. 133. The Floor Income Contracts are written options which under SFAS No. 133 have a more stringent effectiveness hurdle to meet. These derivatives are classified as

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2. Significant Accounting Policies (Continued)

“trading” for GAAP purposes and as a result they are marked-to-market through GAAP earnings with no consideration for the price fluctuation of the economically hedged item.

Net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (“gains (losses) on derivative and hedging activities—realized,” as reported in Note 10 “Derivative Financial Instruments”) that do not qualify as hedges under SFAS No. 133 are included in the “gains (losses) on derivative and hedging activities, net” line item on the income statement. As a result, the “gains (losses) on derivative and hedging activities, net” line item includes the unrealized changes in the fair value of the Company’s derivatives (except effective cash flow hedges which are recorded in other comprehensive income), the unrealized changes in fair value of hedged items in qualifying fair value hedges, as well as the realized changes in fair value related to derivative net settlements and dispositions that do not qualify for hedge accounting. Net settlement income/expense on derivatives that qualify as hedges under SFAS No. 133 are included with the income or expense of the hedged item (mainly interest expense).

Foreign Currency Transactions

Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are included in net income.

SFAS No. 150

Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” equity forward contracts that allow a net settlement option either in cash or the Company’s stock are required to be accounted for in accordance with SFAS No. 133 as derivatives. As a result, the Company marks its equity forward contracts to market through earnings in the “gains (losses) on derivative and hedging activities, net” line item on the income statement along with the net settlement expense on the contracts. In accordance with SFAS No. 150, equity forward contracts that were entered into prior to June 1, 2003 and outstanding at July 1, 2003, were marked-to-market on July 1, 2003 and resulted in a gain of $130 million, which was reflected as a “cumulative effect of accounting change” in the consolidated statements of income.

Debt Management Fees and Collections Revenue

In the purchased receivables business, the Company focuses on various types of consumer debt with an emphasis on charged off credit card receivables, as well as sub-performing and nonperforming mortgage loans. The Company accounts for its investments in charged off receivables and sub-performing and nonperforming mortgage loans in accordance with AICPA Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” Under the standard, the Company establishes static pools of homogeneous accounts and initially records them at fair value, based on each pool’s estimated cash flow and internal rate of return. The Company recognizes income each month based on each static pool’s effective interest rate and allocates monthly cash collections to interest and principal based on each pool’s estimated internal rate of return. The static pools are tested monthly for impairment by re-estimating the future cash flows to be received from the pools. Subsequent increases in estimated future cash flows are recognized prospectively through a yield adjustment over the remaining life of the static pool. If the new estimated cash flows are less than previously estimated, the Company records

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2. Significant Accounting Policies (Continued)

impairments to purchased receivable assets. Under SOP 03-3, the yield that may be accreted as interest income on such loans is limited to the excess of the Company’s estimate of undiscounted expected principal, interest and other cash flows from the loan over its initial investment in the loan. Net interest income earned on the purchased portfolios is recorded as collection revenue on the accompanying income statement.

The Company also receives fees for collections on behalf of clients performed on a contingency basis. Revenue is earned and recognized upon receipt of the borrower funds.

The Company also receives fees from guarantor agencies for default aversion services when a loan is delinquent and is initially placed with the Company. The Company is obligated to provide such services for the remaining life of the loan for no additional fee. In the event that the loan defaults, the Company is obligated to rebate a portion of the fee to the guarantor agency in proportion to the principal and interest outstanding when the loan defaults. The Company recognizes fees received, net of actual rebates, over the service period which is estimated to be the life of the loan.

Guarantor Servicing Fees

The Company performs services including loan origination and account maintenance services for guarantor agencies, ED, educational institutions and financial institutions. The fees associated with these services are accrued as earned. The Company is party to a guarantor servicing contract with United Student Aid Funds, Inc. (“USA Funds”), which accounted for 82 percent of guarantor servicing fees for the year ended December 31, 2005.

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

During the years ended December 31, 2005, 2004 and 2003, the Company capitalized $22 million, $18 million and $17 million, respectively, in costs related to software development, and expensed $112 million, $99 million and $95 million, respectively, related to routine maintenance, betterments and amortization. At December 31, 2005 and 2004, the unamortized balance of capitalized internally developed software included in other assets was $53 million and $44 million, respectively.

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” pursuant to which goodwill and intangible assets with indefinite lives are not amortized but must be tested for impairment annually or more frequently if an event indicates that the asset(s) might be impaired. Intangible assets with finite lives are amortized over their estimated lives. Such assets are amortized using the straight line method or accelerated method, depending on the asset class, over a period of up to eighteen years.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2. Significant Accounting Policies (Continued)

Accounting for Stock-Based Compensation

The Company has stock-based employee compensation plans and plans for non-employee members of its Board of Directors, which are described more fully in Note 16, “Stock-Based Compensation Plans.” As of December 31, 2005, the Company accounted for its stock options using the intrinsic value method of accounting as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, the Company does not recognize compensation expense on fixed award plans unless the exercise price of its employee stock options is less than the market price of the underlying stock on the date of grant. The Company grants all of its options at the fair market value of the underlying stock on the date of grant. Consequently, the Company has not recorded such expense in the periods presented.

The fair values for the options granted in the years ended December 31, 2005, 2004 and 2003 were estimated at the date of grant using a Black-Scholes option pricing model, with the following weighted average assumptions:

	Years Ended December 31,
	2005	2004	2003
Risk free interest rate	3.87%	2.59%	2.47%
Expected volatility	21.48%	16.27%	25.31%
Expected dividend rate	1.58%	1.66%	1.28%
Expected life of the option (in years)	3 years	3 years	3 years

The following table summarizes pro forma disclosures for the years ended December 31, 2005, 2004 and 2003, as if the Company had accounted for employee and Board of Directors stock options granted subsequent to December 31, 1994 under the fair market value method as set forth in SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation.” The option value is amortized over an assumed vesting period of between one to three years or to the actual date of vesting, whichever comes first.

	Years Ended December 31,
	2005	2004	2003
Net income attributable to common stock	$1,360,381	$1,901,769	$1,522,059
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(39,499)	(41,885)	(85,503)
Pro forma net income attributable to common stock	$1,320,882	$1,859,884	$1,436,556
Basic earnings per common share, after cumulative effect of accounting change	$3.25	$4.36	$3.37
Pro forma basic earnings per common share, after cumulative effect of accounting change	$3.16	$4.26	$3.18
Diluted earnings per common share, after cumulative effect of accounting change	$3.05	$4.04	$3.18
Pro forma diluted earnings per common share, after cumulative effect of accounting change	$2.97	$3.96	$3.00

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2. Significant Accounting Policies (Continued)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 (for further discussion, see “Recently Issued Accounting Pronouncements—Share-Based Payment” below). The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective transition method.

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

Minority Interest in Subsidiaries

At December 31, 2005, minority interest in subsidiaries represents interests held by minority shareholders in AFS Holdings, LLC of approximately 24 percent. At December 31, 2004, minority interest in subsidiaries included interests in AFS Holdings, LLC and Washington Transferee Corporation of approximately 36 percent and 34 percent, respectively.

Earnings per Common Share

The Company computes earnings per common share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per common share (“Basic EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share (“Diluted EPS”) reflect the potential dilutive effect of: (i) additional common shares that are issuable upon exercise of outstanding stock options, deferred compensation, restricted stock units, and the outstanding commitment to issue shares under the Employee Stock Purchase Plan, determined by the treasury stock method, (ii) the assumed conversion of convertible notes, determined by the “if-converted” method and (iii) equity forward contracts, determined by the reverse treasury stock method. See Note 15, “Earnings per Common Share,” for further discussion.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2. Significant Accounting Policies (Continued)

Reclassifications

Certain reclassifications have been made to the balances as of and for the years ended December 31, 2004 and 2003, to be consistent with classifications adopted for 2005.

Recently Issued Accounting Pronouncements

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133 and SFAS No. 140. This statement will be effective for the first fiscal year beginning after September 15, 2006.

This statement:

•       Allows a hybrid financial instrument containing an embedded derivative that would have required bifurcation under SFAS No. 133 to be measured at fair value as one instrument on a case by case basis;

•       Clarifies which interest-only strips and principal-only strips are exempt from the requirements of SFAS No. 133;

•       Requires that all interests in securitized financial assets be evaluated to determine if the interests are free standing instruments or if the interests contain an embedded derivative;

•       Clarifies that the concentrations of credit risk in the form of subordination are not an embedded derivative; and

•       Amends SFAS Statement No. 140 to eliminate the prohibition of a qualifying special purpose entity from holding a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument.

The Company is currently evaluating this statement to assess its impact on the Company’s financial statements.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which is a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2. Significant Accounting Policies (Continued)

earnings for that period rather than being reported in an income statement. This statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006. The Company expects that the adoption of SFAS No. 154 will not have a material impact on the Company’s financial statements.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) for the fiscal year beginning after June 15, 2005. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective transition method. Had the Company adopted SFAS No. 123(R) for the year ended December 31, 2005, its diluted earnings per share would have been $.08 lower, and going forward, the Company expects that the adoption of SFAS No. 123(R) will have a similar effect on diluted earnings per share.

3. Student Loans

The FFELP is subject to comprehensive reauthorization every five years and to frequent statutory and regulatory changes. The most recent reauthorization was the Higher Education Reconciliation Act of 2005 (the “Reauthorization Legislation”).

There are three principal categories of FFELP loans: Stafford loans, PLUS loans, and Consolidation Loans. Generally, Stafford and PLUS loans have repayment periods of between five and ten years. Consolidation Loans have repayment periods of twelve to thirty years. FFELP loans obligate the borrower to pay interest at a stated fixed rate or a variable rate reset annually (subject to a cap) on July 1 of each year depending on when the loan was originated and the loan type. The Company earns interest at the greater of the borrower’s rate or a floating rate. If the floating rate exceeds the borrower rate, ED makes a payment directly to the Company based upon the SAP formula. In low or certain declining interest rate environments when student loans are earning at the fixed borrower rate, while the interest on the funding for the loans is variable and declining, the Company can earn additional spread income that it refers to as Floor Income.

As of December 31, 2005 and 2004, 60 percent and 63 percent, respectively, of the Company’s on-balance sheet student loan portfolio was in repayment. Most of the Company’s loans do not require repayment while the borrower is in-school and during the grace period immediately upon leaving school. The borrower may also be granted a deferment or forbearance for a period of time based on need, during which time the borrower is not considered to be in repayment. Interest continues to accrue on loans in these in-school, grace, deferment and forbearance periods.

FFELP loans originated prior to October 1, 1993 are insured for 100 percent of their unpaid balance against the borrower’s default, death, disability or bankruptcy. As of December 31, 2005, insurance on

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

3. Student Loans (Continued)

FFELP loans originated on or after October 1, 1993 is set at 98 percent but can be increased to 100 percent if a servicer qualifies for the EP designation as discussed in “Allowance for FFELP Student Loan Losses” in Note 4. The two percent uninsured portion is referred to as Risk Sharing for holders of these loans. Insurance on FFELP loans is provided by certain state or non-profit guarantee agencies, which are reinsured by the federal government. At December 31, 2005 and 2004, the Company owned $5.5 billion and $6.9 billion of 98 percent reinsured FFELP loans, and $67.2 billion and $51.7 billion of 100 percent reinsured loans, respectively. On February 8, 2006, the Reauthorization Legislation was signed into law. The legislation reduces lender reinsurance to 99 percent with EP designation for claims filed after July 1, 2006 and 97 percent without designation on loans disbursed after July 1, 2006. Health Education Assistance Loans (“HEAL”) are directly insured 100 percent by the federal government.

In addition to federal loan programs, which place statutory limits on per year and total borrowing, the Company offers a variety of Private Education Loans. Private Education Loans for post-secondary education and loans for career training can be subdivided into two main categories: loans that supplement FFELP student loans primarily for higher and lifelong learning programs and loans for career training. For the majority of the Private Education Loan portfolio, the Company bears the full risk of any losses experienced and as a result, these loans are underwritten and priced based upon standardized consumer credit scoring criteria. In addition, students who do not meet the Company’s minimum underwriting standards are required to obtain a credit-worthy co-borrower. Approximately 50 percent of the Company’s Private Education Loans have a co-borrower. Certain Private Education Loans do not require repayment, or have modified repayment plans, while the borrower is in-school and during the grace period immediately upon leaving school. The borrower may also be granted a deferment or forbearance for a period of time based on need, during which time the borrower is not considered to be in repayment. Interest continues to accrue on loans in the in-school, deferment and forbearance period.

The estimated weighted average life of student loans in the Company’s portfolio was approximately 9.4 years and 8.7 years at December 31, 2005 and 2004, respectively. The following table reflects the distribution of the Company’s student loan portfolio by program.

	December 31, 2005		Year ended December 31, 2005
	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford and Other Student Loans, net(1)	$19,988,116	24%	$20,719,942	4.90%
Consolidation Loans, net	54,858,676	67	47,082,001	5.31
Private Education loans, net	7,756,770	9	6,921,975	9.16
Total student loans, net(2)	$82,603,562	100%	$74,723,918	5.55%

(1)                The FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

(2)                The total student loan balance includes net unamortized premiums/discounts of $909,417 and $787,696 as of December 31, 2005 and 2004, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

3. Student Loans (Continued)

	December 31, 2004		Year ended December 31, 2004
	Ending Balance	% of Balance	Average Balance	Average Effective Interest Rate
FFELP Stafford and Other Student Loans, net(1)	$18,965,634	29%	$19,317,260	3.76%
Consolidation Loans, net	41,595,805	63	31,773,279	4.30
Private Education loans, net	5,419,611	8	4,794,782	7.00
Total student loans, net(2)	$65,981,050	100%	$55,885,321	4.34%

(1)                The FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

(2)                The total student loan balance includes net unamortized premiums/discounts of $909,417 and $787,696 as of December 31, 2005 and 2004, respectively.

4. Allowance for Student Loan Losses

The Company’s provisions for loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the student loan portfolios. The evaluation of the provisions for student loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. The Company believes that the allowance for student loan losses is appropriate to cover probable losses in the student loan portfolios.

The following table summarizes changes in the allowance for student loan losses for both the Private Education Loan and federally insured student loan portfolios for the years ended December 31, 2005, 2004, and 2003.

	Years ended December 31,
	2005	2004	2003
Balance at beginning of period	$179,664	$211,709	$230,684
Additions
Provisions for student loan losses	178,156	133,123	142,077
Provision for Risk Sharing(1)	9,537	—	—
Recoveries	19,580	14,138	13,106
Deductions
Reductions for student loan sales and securitizations	(9,928)	(35,887)	(85,579)
Charge-offs	(157,947)	(117,441)	(95,445)
Reduction in federal Risk Sharing allowance/provision for EP designation	—	(32,709)	—
Other	—	6,731	6,866
Balance at end of period	$219,062	$179,664	$211,709

(1)                See “Allowance for FFELP Student Loan Losses” below.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

4. Allowance for Student Loan Losses (Continued)

In addition to the provisions for student loan losses, provisions for other losses totaled $15 million, $11 million, and $5 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Allowance for FFELP Student Loan Losses

On February 8, 2006, the Reauthorization Legislation was signed into law. The legislation reduces the level of default insurance to 97 percent from 98 percent (effectively increasing Risk Sharing from two percent to three percent) on loans disbursed after July 1, 2006 for lenders without EP designation. Furthermore, the Reauthorization Legislation reduces the default insurance paid to lenders/servicers with the EP designation to 99 percent from 100 percent on claims filed after July 1, 2006. In response to this decrease in insurance levels, the Company established a $10 million Risk-Sharing allowance as of December 31, 2005 for an estimate of losses on FFELP Student Loans based on the one percent reduction in default insurance for servicers with the EP designation.

Allowance for Private Education Loan Losses

The Company’s allowance for Private Education Loan losses is an estimate of losses in the portfolio at the balance sheet date that will be charged off in subsequent periods. The maturing of the Company’s Private Education Loan portfolios has provided more historical data on borrower default behavior such that those portfolios can now be analyzed to determine the effects that the various stages of delinquency have on borrower default behavior and ultimate charge-off. As a result, in the second quarter of 2005, the Company’s estimate of the allowance for loan losses was changed to include a migration analysis of delinquent and current accounts, in addition to other considerations. A migration analysis is a technique used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge off, and is a widely used reserving methodology in the consumer finance industry. Previously, the Company calculated its allowance for Private Education Loan losses by estimating the probable losses in the portfolio based primarily on loan characteristics and where pools of loans were in their life with less emphasis on current delinquency status of the loan. Also, in the prior methodology for calculating the allowance, some loss rates were based on proxies and extrapolations of FFELP loan loss data.

The Company also transitioned to a migration analysis to revise its estimates pertaining to its non-accrual policy for interest income. Under this methodology, the amount of uncollectible accrued interest on Private Education Loans is estimated and written off against current period interest income. Under the Company’s prior methodology, Private Education Loans continued to accrue interest, including in periods of forbearance, until they were charged off, at which time, the loans were placed on non-accrual status and all previously accrued interest was reversed against income in the month of charge-off. The allowance for loan losses provided for a portion of the probable losses in accrued interest receivable prior to charge-off.

This change in reserving methodology has been accounted for as a change in estimate in accordance with APB Opinion No. 20, “Accounting Changes.” The effect of this change was to increase the allowance by $40 million and to reduce student loan interest income for the estimate of uncollectible accrued interest receivable by $14 million. On the income statement, adjustments to the allowance are recorded through the provisions for loan losses whereas adjustments to accrued interest are recorded in interest income.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

4. Allowance for Student Loan Losses (Continued)

During the third quarter of 2005, the Company changed its methodology for estimating the amount of charged off student loans that will ultimately be recovered, which resulted in a $49 million reduction in the Company’s allowance in 2005 to recognize the effect of this change.

The Company’s loss estimates include losses to be incurred over the loss confirmation period of two years, including when the borrowers are in school. The Company’s collection policies allow for periods of nonpayment, or modified repayment, for borrowers requesting additional payment grace periods upon leaving school or experiencing temporary difficulty meeting payment obligations. This is referred to as forbearance status. At December 31, 2005, 4 percent of the Private Education Loan portfolio was in forbearance status. The loss confirmation period is in alignment with the Company’s typical collection cycle and the Company takes into account these periods of nonpayment.

The following table summarizes changes in the allowance for student loan losses for on-balance sheet Private Education Loans for the years ended December 31, 2005, 2004 and 2003.

	Years ended December 31,
	2005	2004	2003
Allowance at beginning of year	$171,886	$165,716	$180,933
Provision for Private Education Loan losses	185,078	129,768	107,408
Change in loss estimate	40,192	—	—
Change in recovery estimate	(48,488)	—	—
Total provision	176,782	129,768	107,408
Other	—	372	20,631
Charge-offs	(153,994)	(110,271)	(83,001)
Recoveries	19,366	14,007	11,096
Net charge-offs	(134,628)	(96,264)	(71,905)
Balance before securitization of Private Education Loans	214,040	199,592	237,067
Reduction for securitization of Private Education Loans	(9,928)	(27,706)	(71,351)
Allowance at end of year	$204,112	$171,886	$165,716
Net charge-offs as a percentage of average loans in repayment	4.14%	3.57%	2.59%
Allowance as a percentage of the ending total loan balance	2.56%	3.07%	3.57%
Allowance as a percentage of the ending loans in repayment	5.57%	6.05%	6.50%
Allowance coverage of net charge-offs	1.52	1.79	2.30
Average total loans	$6,921,975	$4,794,782	$5,018,491
Ending total loans	$7,960,882	$5,591,497	$4,635,872
Average loans in repayment	$3,252,238	$2,696,818	$2,771,815
Ending loans in repayment	$3,662,255	$2,842,220	$2,551,415

The Company charges the borrower fees on certain Private Education Loans, both at origination and when the loan enters repayment. Such fees are deferred and recognized into income as a component of interest over the estimated average life of the related pool of loans. These fees are charged to compensate for anticipated loan losses.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

4. Allowance for Student Loan Losses (Continued)

Delinquencies

The table below shows the Company’s Private Education Loan delinquency trends as of December 31, 2005, 2004 and 2003. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	December 31,
	2005		2004		2003
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,301		$2,787		$1,970
Loans in forbearance(2)	303		166		236
Loans in repayment and percentage of each status:
Loans current	3,311	90.4%	2,555	89.9%	2,268	88.9%
Loans delinquent 31-60 days(3)	166	4.5	124	4.4	115	4.5
Loans delinquent 61-90 days	77	2.1	56	2.0	62	2.4
Loans delinquent greater than 90 days	108	3.0	107	3.7	106	4.2
Total Private Education Loans in repayment	3,662	100%	2,842	100%	2,551	100.0%
Total Private Education Loans, gross	8,266		5,795		4,757
Private Education Loan unamortized discount	(305)		(203)		(121)
Total Private Education Loans	7,961		5,592		4,636
Private Education Loan allowance for losses	(204)		(172)		(166)
Private Education Loans, net	$7,757		$5,420		$4,470
Percentage of Private Education Loans in repayment	44.3%		49.0%		53.6%
Delinquencies as a percentage of Private Education Loans in repayment	9.6%		10.1%		11.1%

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

5. Investments

A summary of investments and restricted investments as of December 31, 2005 and 2004 follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Market Value
Investments
Available-for-sale
U.S. Treasury and other U.S. government agency obligations:
U.S. Treasury backed securities	$1,331,268	$251,045		$—	$1,582,313
U.S. Treasury securities	248	—		—	248
U.S. government agencies obligations	12,392	—		(225)	12,167
State and political subdivisions of the U.S.:
Student loan revenue bonds	8,138	76		—	8,214
Other securities:
Certificates of Deposit	190,250	—		—	190,250
Asset-backed securities	64,121	241		—	64,362
Commercial paper	118,684	—		—	118,684
Repurchase agreements	118,511	—		—	118,511
Other securities	176	266		—	442
Total investment securities available-for-sale	$1,843,788	$251,628	(1)	$(225)	$2,095,191
Restricted Investments
Trading
U.S. Treasury and other U.S. government agency obligations:
U.S. Treasury securities	$145	$1		$—	$146
Total trading restricted investments	$145	$1		$—	$146
Available-for sale
U.S. Treasury and other U.S. government agencies obligations	$180,466	$—		$(2,916)	$177,550
Third party repurchase agreements	100,500	—		—	100,500
Guaranteed investment contracts	129,112	—		—	129,112
Commercial paper	49,892	—		—	49,892
Total available-for-sale restricted investments	$459,970	$—		$(2,916)	$457,054
Held-to-maturity
Guaranteed investment contracts	$7,190	$66		$(14)	$7,242
Other securities	15,646	—		—	15,646
Total held-to-maturity restricted investments	$22,836	$66		$(14)	$22,888

(1)                Includes unrealized gains totaling $38 million for the investments designated as the hedged items in a SFAS No. 133 fair value hedge. These gains have been recorded in the “gains (losses) on derivative hedging activities, net” line on the income statement along with the gain (loss) related to the derivatives hedging such investments.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

5. Investments (Continued)

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Market Value
Investments
Trading
U.S. Treasury and other U.S. government agency obligations:
U.S. Treasury securities	$148	$7		$—	$155
Total investment securities trading	$148	$7		$—	$155
Available-for-sale
U.S. Treasury and other U.S. government agency obligations:
U.S. Treasury backed securities	$1,483,102	$388,095		$(520)	$1,870,677
U.S. government-guaranteed securities	155,888	1,709		—	157,597
U.S. Treasury securities	103,365	3		(186)	103,182
U.S. government agencies obligations	51,446	105		(179)	51,372
State and political subdivisions of the U.S.:
Student loan revenue bonds	22,655	493		—	23,148
Other securities:
Certificates of Deposit	550,300	—		—	550,300
Asset-backed securities	371,553	835		(99)	372,289
Commercial paper	139,986	—		—	139,986
Other securities	5,530	42		—	5,572
Total investment securities available-for-sale	$2,883,825	$391,282	(1)	$(984)	$3,274,123
Restricted Investments
Available-for-sale
U.S. Treasury and other U.S. government agencies obligations	$197,373	$—		$(755)	$196,618
Third party repurchase agreements	143,300	—		—	143,300
Guaranteed investment contracts	85,866	—		—	85,866
Total available-for-sale restricted investments	$426,539	$—		$(755)	$425,784
Held-to-maturity
Guaranteed investment contracts	$9,031	$131		$(14)	$9,148
Other securities	2,718	—		—	2,718
Total held-to-maturity restricted investments	$11,749	$131		$(14)	$11,866

(1)                Includes unrealized gains totaling $128 million for the investments designated as the hedged items in a SFAS No. 133 fair value hedge. These gains have been recorded in the “gains (losses) on derivative hedging activities, net” line on the income statement along with the gain (loss) related to the derivatives hedging such investments.

In addition to the restricted investments detailed above, at December 31, 2005 and 2004 the Company had restricted cash of $2.8 billion and $1.8 billion, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

5. Investments (Continued)

As of December 31, 2005 and 2004, $141 million and $178 million of the net unrealized gain (after tax) related to available-for-sale investments was included in accumulated other comprehensive income. Of the total available-for-sale securities outstanding as of December 31, 2005, $666 million (fair value) has been pledged as collateral.

The Company sold available-for-sale securities with a fair value of $625 million, $124 million and $11 million for the years ended December 31, 2005, 2004 and 2003, respectively. For the year ended December 31, 2005, sales resulted in net realized gains of $1 million. There were no realized gains or losses on sales in 2004 and 2003. The cost basis for these securities was determined through specific identification of the securities sold.

As of December 31, 2005, the stated maturities for the investments (including restricted investments) are shown in the following table:

	December 31, 2005
	Held-to- maturity	Available-for- Sale	Trading	Other
Year of Maturity
2006	$15,140	$870,315	$146	$—
2007	—	688,189	—	4,573
2008	873	391,309	—	—
2009	883	408,516	—	—
2010	506	442	—	15,440
2011-2015	—	—	—	225,669
After 2015	5,486	193,474	—	28,126
Total (Fair Value)	$22,888	$2,552,245	$146	$273,808

At December 31, 2005 and 2004, the Company also had other investments of $274 million and $305 million, respectively. These investments included leveraged leases discussed below.

At December 31, 2005 and 2004, the Company had investments in leveraged leases, net of impairments, totaling $103 million and $148 million, respectively, and direct financing leases totaling $19 million and $21 million, respectively, that are general obligations of American Airlines and Federal Express Corporation. The direct financing leases are carried in other assets on the balance sheet. In 2005, the Company recorded an after-tax charge of $25 million or $.05 per share which primarily reflects the impairment of an aircraft leased to Northwest Airlines, which declared bankruptcy in September 2005. In 2004 the Company recognized an after-tax impairment charge of $17 million or $.04 per share related to the deteriorating financial condition of Delta Airlines, which subsequently declared bankruptcy in September 2005.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

6. Goodwill and Acquired Intangible Assets

Intangible assets include the following:

		As of December 31 , 2005
(Dollars in millions)	Average Amortization Period	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$256	$(76)	$180
Tax exempt bond funding(1)	10 years	67	(25)	42
Software and technology	7 years	80	(51)	29
Non-compete agreements	2 years	11	(8)	3
Total		414	(160)	254
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	78	—	78
Total acquired intangible assets		$492	$(160)	$332

		As of December 31 , 2004
(Dollars in millions)	Average Amortization Period	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$239	$(48)	$191
Tax exempt bond funding(1)	10 years	64	(6)	58
Software and technology	7 years	80	(39)	41
Non-compete agreements	2 years	9	(7)	2
Total		392	(100)	292
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	71	—	71
Total acquired intangible assets		$463	$(100)	$363

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

The Company recorded amortization of $61 million, $36 million, and $27 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company will continue to amortize its intangible assets with definite useful lives over their remaining estimated useful lives. The Company estimates amortization expense associated with these intangible assets will be $55 million, $50 million, $40 million, $25 million and $20 million for the years ended December 31, 2006, 2007, 2008, 2009, and 2010, respectively.

During 2005, the Company completed its annual review of goodwill and intangible assets. This review resulted in a non-cash pre-tax charge of approximately $1 million to write-off the value of the trade names

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

6. Goodwill and Acquired Intangible Assets (Continued)

of two subsidiaries that are no longer in use and to write-off the value of a favorable lease agreement associated with a facility that closed in 2005.

A summary of changes in the Company’s goodwill by reportable segment is as follows:

(Dollars in millions)	January 1, 2005	Acquisitions	December 31, 2005
Lending	$440	$(30)	$410
Debt Management Operations	206	93	299
Corporate and Other	57	7	64
Total	$703	$70	$773

(Dollars in millions)	January 1, 2004	Acquisitions	December 31, 2004
Lending	$195	$245	$440
Debt Management Operations	88	118	206
Corporate and Other	56	1	57
Total	$339	$364	$703

In 2005, the Company acquired one debt management company and closed on the second step of the acquisitions of a majority owned debt management company and a majority owned student lending business as described in detail in Note 11, “Acquisitions.” In 2004, the Company acquired two student lending and a majority stake in a debt management company. Accordingly, during 2005 and 2004, the Company recorded goodwill of $98 million and $334 million, respectively, associated with these acquisitions. During 2005 and 2004, the Company also finalized the purchase price allocations associated with its 2004 and 2003 acquisitions, respectively, and adjusted goodwill for certain earn-out payments and allocations associated with these prior acquisitions.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7. Short-Term Borrowings

Short-term borrowings have a remaining term to maturity of one year or less. The following tables summarize outstanding short-term borrowings at December 31, 2005 and 2004, the weighted average stated interest rates at the end of each period, and the related average balances and weighted average stated interest rates during the periods.

	December 31, 2005		Year ended December 31, 2005
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Short-term deposits	$1,000	4.66%	$8	4.36%
Floating rate notes	3,367	4.16	161,549	2.80
Commercial paper	—	—	345,236	3.10
Short-term portion of long-term borrowings	3,805,288	4.36	4,010,259	3.49
Total short-term borrowings	$3,809,655	4.36%	$4,517,052	3.43%
Maximum outstanding at any month end	$5,516,177

	December 31, 2004		Year ended December 31, 2004
	Ending Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
Six month floating rate notes	$—	—%	$1,585,830	1.18%
Other floating rate notes	29,256	4.96	373,888	1.22
Discount notes	—	—	1,687,391.96
Commercial paper	—	—	125,224	1.86
Short-term portion of long-term borrowings	2,177,839	2.83	6,824,097	3.18
Total short-term borrowings	$2,207,095	2.86%	$10,596,430	2.44%
Maximum outstanding at any month end	$20,177,348

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

As of December 31, 2005, the Company has $5.5 billion in revolving credit facilities which provide liquidity support for general corporate purposes including backup for its commercial paper program. The Company has never drawn on these facilities. The facilities include a $1.0 billion 5-year revolving credit facility maturing in October 2007, a $1.0 billion 5-year revolving credit facility maturing in October 2008, a $1.5 billion 5-year revolving credit facility maturing in October 2009, and a $2.0 billion 5-year revolving credit facility maturing in 2010. Interest on these facilities is based on LIBOR plus a spread that is determined by the amount of the facility utilized and the Company’s credit rating.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

8. Long-Term Borrowings

The following tables summarize outstanding long-term borrowings at December 31, 2005 and 2004, the weighted average stated interest rates at the end of the periods, and the related average balances during the periods.

	December 31, 2005		Year Ended December 31, 2005
	Ending Balance	Weighted Average Interest Rate	Average Balance
Floating rate notes:
U.S. dollar denominated:
Interest bearing, due 2007-2047	$56,340,243	4.41%	$49,708,841
Non U.S. dollar denominated:
Australian dollar—denominated, due 2009-2010	389,035	5.98	210,264
Euro—denominated, due 2007-2041	6,165,689	2.42	4,727,401
Singapore dollar—denominated, due 2009	30,000	3.45	30,000
Sterling-denominated, due 2007-2039	774,833	4.78	725,025
Total floating rate notes	63,699,800	4.23	55,401,531
Fixed rate notes:
U.S. dollar denominated:
Interest bearing, due 2007-2043	13,396,025	4.87	13,211,202
Non U.S. dollar denominated:
Australian dollar-denominated, due 2009-2012	566,402	6.34	402,749
Canadian dollar-denominated, due 2009-2010	552,612	4.11	251,804
Euro-denominated, due 2007-2039	5,293,439	4.08	4,714,596
Hong Kong dollar-denominated, due 2010-2015	139,267	4.67	82,710
Japanese yen-denominated, due 2009-2035	728,350	1.78	575,460
Singapore dollar-denominated, due 2014	60,837	3.90	58,822
Sterling-denominated, due 2007-2039	3,326,647	5.21	2,986,037
Swiss franc-denominated, due 2009	153,888	2.75	161,411
New Zealand dollar-denominated, due 2010	201,823	6.85	111,776
Total fixed rate notes	24,419,290	4.67	22,556,567
Total long-term borrowings	$88,119,090	4.35%	$77,958,098

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

8. Long-Term Borrowings (Continued)

	December 31, 2004		Year Ended December 31, 2004
	Ending Balance	Weighted Average Interest Rate	Average Balance
Floating rate notes:
U.S. dollar denominated:
Interest bearing, due 2006-2047	$47,792,701	2.48%	$35,023,181
Non U.S. dollar denominated:
Australian dollar—denominated, due 2009	164,003	5.82	102,150
Euro—denominated, due 2006-2040	4,339,287	2.33	2,321,228
Singapore dollar—denominated, due 2009	30,000	1.58	25,492
Sterling-denominated, due 2006-2039	722,571	5.08	570,479
Total floating rate notes	53,048,562	2.51	38,042,530
Fixed rate notes:
U.S. dollar denominated:
Interest bearing, due 2006-2043	12,614,188	4.67	12,923,633
Zero coupon	—	—	204,890
Non U.S. dollar denominated:
Australian dollar-denominated, due 2009	310,949	5.70	169,779
Canadian dollar-denominated, due 2009	167,262	4.32	11,490
Euro-denominated, due 2006-2039	5,728,710	3.27	4,047,730
Hong Kong dollar-denominated, due 2014	26,563	4.70	22,945
Japanese yen-denominated, due 2009-2034	453,211	1.63	277,526
Singapore dollar-denominated, due 2014	66,498	3.56	52,055
Sterling-denominated, due 2006-2039	3,319,666	4.51	2,305,444
Swiss franc-denominated, due 2009	178,964	2.37	75,800
Total fixed rate notes	22,866,011	4.22	20,091,292
Total long-term borrowings	$75,914,573	3.03%	$58,133,822

The Company had $47.2 billion and $37.1 billion of long-term debt outstanding as of December 31, 2005 and 2004, respectively, which is on-balance sheet secured securitization trust debt (including asset-backed commercial paper). The Company also had $3.4 billion and $6.9 billion of long-term debt outstanding as of December 31, 2005 and 2004, respectively, related to additional secured, limited obligation or non-recourse borrowings related to several indenture trusts. The face value of on-balance sheet student loans that secured this debt at December 31, 2005 and 2004, was $52 billion and $42 billion, respectively.

To match the interest rate and currency characteristics of its long-term borrowings with the interest rate and currency characteristics of its assets, the Company enters into interest rate and foreign currency swaps with independent parties. Under these agreements, the Company makes periodic payments, generally indexed to the related asset rates, or rates which are highly correlated to the asset rates, in exchange for periodic payments which generally match the Company’s interest and foreign currency

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

8. Long-Term Borrowings (Continued)

obligations on fixed or variable rate borrowings (see Note 10, “Derivative Financial Instruments”). Payments and receipts on the Company’s interest rate and foreign currency swaps are not reflected in the tables above. The Company swaps all foreign currency denominated debt to U.S dollars.

At December 31, 2005, the Company had outstanding long-term borrowings with call features totaling $9.6 billion, and had $7.2 billion of outstanding long-term borrowings that are putable by the investor to the Company prior to the stated maturity date. Generally, these instruments are callable and putable at the par amount. As of December 31, 2005, the stated maturities (for putable debt, the stated maturity date is the put date) and maturities if accelerated to the call dates for long-term borrowings are shown in the following table:

	December 31, 2005
Year of Maturity	Stated Maturity(1)	Maturity to Call Date(1)
2006	$3,388,254	$5,260,193
2007	13,960,174	13,019,901
2008	12,480,469	13,035,713
2009	8,888,804	9,351,059
2010	7,462,229	7,542,513
2011	3,740,024	3,746,493
2012-2047	38,631,458	36,595,540
	88,551,412	88,551,412
SFAS No. 133 gains (losses) on derivative hedging activities	(432,322)	(432,322)
	$88,119,090	$88,119,090

(1)                The Company views its on-balance sheet securitization trust debt as long-term and projects its maturities based on the Company’s current estimates regarding loan prepayment speeds. The projected principal paydowns of $3.4 billion shown in year 2006 relate to the on-balance sheet securitization trust debt.

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9. Student Loan Securitization

Securitization Activity

The Company securitizes its student loan assets and for transactions qualifying as sales retains a Residual Interest and servicing rights (as the Company retains the servicing responsibilities), all of which are referred to as the Company’s Retained Interest in off-balance sheet securitized loans. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The investors of the securitization trusts have no recourse to the Company’s other assets should there be a failure of the student loans to pay when due.

Prior to 2003, all of the Company’s securitization structures were off-balance sheet transactions. Since 2003, in certain Consolidation Loan securitization structures the Company holds rights that can affect the remarketing of the bonds, such that these trusts did not qualify as QSPEs and as a result were required to be accounted for on-balance sheet as VIEs. These securitization structures were developed to broaden and diversify the investor base for Consolidation Loan securitizations by allowing the Company to issue bonds with non-amortizing, fixed rate and foreign currency denominated tranches. These securitizations are included as financings in the table below.

The following table summarizes the Company’s securitization activity for the years ended December 31, 2005, 2004 and 2003. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on balance sheet.

	Years ended December 31,
	2005				2004				2003
(Dollars in millions)	No. of Transactions	Loan Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Loan Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Loan Amount Securitized	Pre-Tax Gain	Gain %

FFELP Stafford and Other Student Loans	3	$6,533	$68	1.1%	4	$10,002	$134	1.3%	4	$5,772	$73	1.3%
Consolidation Loans	2	4,011	31	.8	—	—	—	—	2	4,256	433	10.2
Private Education Loans	2	3,005	453	15.1	2	2,535	241	9.5	3	3,503	238	6.8
Total securitizations-sales	7	13,549	$552	4.1%	6	12,537	$375	3.0%	9	13,531	$744	5.5%
Asset-backed commercial paper(1)	—	—			1	4,186			—	—
Consolidation Loans(2)	5	12,503			6	17,124			7	16,592
Total securitizations—financings	5	12,503			7	21,310			7	16,592
Total securitizations	12	$26,052			13	$33,847			16	$30,123

(1)

The Company’s asset backed commercial paper program is a revolving 364-day multi seller conduit that allows the Company to borrow up to $5 billion subject to annual extensions. The Company may purchase loans out of this trust at its discretion and as a result, the trust does not qualify as a QSPE and is accounted for on balance sheet as a VIE.

(2)

In certain Consolidation Loan securitization structures, the Company holds certain rights that can affect the remarketing of certain bonds, such that these securitizations did not qualify QSPEs. Accordingly, they are accounted for on balance sheet as VIEs.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9. Student Loan Securitization (Continued)

Key economic assumptions used in estimating the fair value of the Residual Interests at the date of securitization resulting from the student loan securitization sale transactions completed during the years ended December 31, 2005 and 2004 were as follows:

	Years ended December 31,
	2005			2004
	FFELP Stafford	Consolidation	Private Education	FFELP Stafford	Consolidation(1)	Private Education
Prepayment speed	*	6%	3%	**	—	6%
Weighted-average life	3.8 yrs	7.9 yrs.	8.9 yrs.	4.2 yrs.	—	7.2 yrs.
Expected credit losses (% of principal securitized)	—	—%	4.41%	.12%	—	4.72%
Residual cash flows discounted at (weighted average)	12.2%	10.1%	12.3%	12%	—	12.1%

(1)                No securitizations in the period, or such securitizations did not qualify for sale treatment.

*                      Securitizations through August 2005 used a Constant Prepayment Rate (“CPR”) of 20 percent for 2005, 15 percent for 2006, and 6 percent thereafter. Securitizations from September 2005 through December 2005 used a CPR of 30 percent for 2005, 20 percent in 2006, 15 percent for 2007 and 10 percent thereafter.

**                 Securitizations through August 2004 used a CPR of 20 percent for 2004, 15 percent for 2005, and 6 percent thereafter. Securitizations from September 2004 through December 2004 used a CPR of 20 percent for 2004 through 2005, 15 percent for 2006 and 6 percent thereafter.

The following table summarizes cash flows received from or paid to the off-balance sheet securitization trusts during the years ended December 31, 2005, 2004 and 2003:

	Years ended December 31,
(Dollars in millions)	2005	2004	2003
Net proceeds from new securitizations completed during the period	$13,523	$12,476	$13,483
Purchases of delinquent Private Education Loans from securitization trusts	(63)	(33)	(6)
Servicing fees received(1)	320	319	298
Cash distributions from trusts related to Residual Interests	630	844	870

(1)                The Company receives annual servicing fees of 90 basis points, 50 basis points and 70 basis points of the outstanding securitized loan balance related to its FFELP Stafford, Consolidation Loan and Private Education Loan securitizations, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9. Student Loan Securitization (Continued)

Changes in Accounting Estimates Affecting the Residual Interest in Securitized Loans

The Company updated certain assumptions during 2005 that it uses in the valuation of the Residual Interest. The following are the significant assumption changes that were made:

	As of December 31, 2005	As of December 31, 2004
FFELP Stafford/PLUS loan CPR(1)	20% – 2006	20% – 2005
	15% – 2007	15% – 2006
	10% – theeafter	6% – theeafter
FFELP expected credit losses (as a% of securitized loan balance outstanding)(2)	.17%	0%

(1)                The FFELP Stafford/PLUS loan CPR assumption was increased to account for the continued high levels of Consolidation Loan activity over the last several years.

(2)                Due to the reintroduction of a one percent Risk Sharing loss assumption related to the reauthorization of the HEA (see Note 4, “Allowance for Student Loan Losses” for further discussion).

Retained Interest

The following table summarizes the fair value of the Company’s Retained Interests along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales.

	As of December 31, 2005		As of December 31, 2004
(Dollars in millions)	Retained Interest Fair Value	Underlying Securitized Loan Balance(3)	Retained Interest Fair Value	Underlying Securitized Loan Balance
FFELP Stafford/PLUS and Other Student Loans	$774	$20,371	$1,037	$27,445
Consolidation Loans(1)	483	10,272	585	7,393
Private Education Loans	1,149	8,946	694	6,308
Total(2)	$2,406	$39,589	$2,316	$41,146

(1)                Includes $235 million and $399 million related to the fair value of the Embedded Floor Income as of December 31, 2005 and 2004, respectively. The decrease in the fair value of the Embedded Floor Income is primarily due to rising interest rates during the period.

(2)                Unrealized gains (pre-tax) included in accumulated other comprehensive income related to the Retained Interests totaled $370 million and $445 million as of December 31, 2005 and 2004, respectively.

(3)                In addition to student loans in off-balance sheet trusts, the Company had $40.9 billion and $31.5 billion of securitized student loans outstanding (face amount) as December 31, 2005 and 2004, respectively, in on-balance sheet Consolidation Loan securitization trusts.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9. Student Loan Securitization (Continued)

For the years ended December 31, 2005, 2004 and 2003 the Company recorded impairment charges to the Retained Interests of $260 million, $80 million and $96 million, respectively. The impairment charge in 2005 was primarily caused by the record levels of consolidation activity as well as the Company increasing its expected future CPR assumptions used to value the Residual Interest as of September 30, 2005. This surge in Consolidation Loan activity was due to FFELP Stafford borrowers locking in lower interest rates by consolidating their loans prior to the July 1 interest rate reset for FFELP Stafford loans. These applications were processed through the Company’s securitizations in both the third and fourth quarter of 2005. The level and timing of Consolidation Loan activity is highly volatile, and in response the Company continues to revise its estimates of the effects of Consolidation Loan activity on its Retained Interests. Additional impairment may be recorded in future periods if Consolidation Loan activity remains higher than projected. The 2005 impairment charge was also due to the re-introduction of a one percent Risk Sharing loss assumption in the Company’s FFELP residuals related to the reauthorization of the Higher Education Act. (See “OTHER RELATED EVENTS AND INFORMATION—Reauthorization” for a full update of the HEA.)  This comprised $23 million of the total impairment charge for 2005. See “Allowance for FFELP Student Loans” for further discussion regarding the change in the Risk Sharing exposure.

The impairment charge for 2004 is primarily the result of (a) FFELP Stafford loans consolidating at levels faster than projected resulting in $47 million of impairment and (b) rising interest rates during the second quarter 2004 which decreased the value of the Floor Income component of the Company’s Retained Interest resulting in $33 million of impairment. Impairment for 2003 was primarily due to FFELP Stafford loans prepaying faster than projected. These impairment charges were recorded as a loss and included as a reduction to securitization revenue.

The following table reflects key economic assumptions used in the valuation of the Retained Interest at December 31, 2005, and the sensitivity of the current fair value of the Retained Interests to adverse changes in those assumptions. The effect of a variation in a particular assumption on the fair value of the Retained Interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities. These sensitivities are hypothetical and should be used with caution, as the actual results could be materially different than these estimates.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9. Student Loan Securitization (Continued)

	Year ended December 31, 2005
(Dollars in millions)	FFELP Stafford and Other Student Loan Trusts(5)		Consolidation Loan Trusts(5)	Private Education Loan Trusts
Fair value of Residual Interest (millions)	$774		$483 (4)	$1,149
Weighted-average life (in years)	2.7		8.0	7.8
Prepayment speed assumptions (annual rate)	10%-20	% (2)	6%	3%
Impact on fair value of 5% absolute increase	$(74)		$(98)	$(222)
Impact on fair value of 10% absolute increase	$(136)		$(169)	$(382)
Expected credit losses (as a% of student loan principal)	.14%		.23%	4.74	% (3)
Impact on fair value of 5% absolute increase in default rate	$(10)		$(4)	$(192)
Impact on fair value of 10% absolute increase in default rate	$(19)		$(8)	$(383)
Residual cash flows discount rate	12.3%		10.3%	12.4%
Impact on fair value of 5% absolute increase	$(63)		$(89)	$(210)
Impact on fair value of 10% absolute increase	$(117)		$(154)	$(359)
Difference between Asset and Funding underlying indices(1)	3 month LIBOR forward curve at December 31, 2005 plus contracted spreads
Impact on fair value of 0.25% absolute increase in funding index compared to Asset index	$(125)		$(109)	$(8)
Impact on fair value of 0.50% absolute increase in funding index compared to Asset index	$(250)		$(217)	$(17)

(1)                 Student loan assets are primarily indexed to a Treasury bill, commercial paper or a Prime index. Funding within the trust is primarily indexed to a LIBOR index. Sensitivity analysis increases funding indices as indicated while keeping asset underlying indices fixed.

(2)                 20% in 2006, 15% in 2007 and 10% thereafter.

(3)                 Although expected credit losses are used to project future cash flows related to the Private Education Loan securitization’s Residual Interest, the Company, to date, has purchased loans at par from the trust once they default under a contingent call option, resulting in no loss to the trust nor the related Residual Interest. When delinquent loans are purchased at par from the trust under the call, the Company records the loan on its balance sheet at fair value and recognizes a loss for the difference between the par value paid to the trust and the delinquent loan’s fair value. The Company recognized losses of $32 million, $27 million and $1 million for the years ended December 31, 2005, 2004 and 2003, respectively, related to this activity. The Company’s Private Education Loan securitization, which settled in the fourth quarter of 2005, is the first Private Education Loan securitization in which the Company does not have a contingent call option to purchase defaulted loans from the trust.

(4)                 Certain consolidation trusts have $1.9 billion of non-U.S. dollar (Euro denominated) bonds outstanding. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly-rated counterparties. These swaps are in a $164 million gain position (in the aggregate) as a result of the decline in the exchange rates between the U.S. dollar and the Euro. This unrealized market value gain is not a part of the fair value of the Residual Interest in the table above. The derivatives entered into by these trusts do not require the swap counterparties to post collateral to the respective trust for changes in market value, unless the trust’s swap counterparty’s credit rating has been withdrawn or has been downgraded below a certain level. If the swap counterparty does not post the required collateral or is downgraded further, the counterparty must find a suitable replacement counterparty or provide the trust with a letter of credit or a guaranty from an entity that has the required credit ratings. Ultimately, the Company’s exposure related to a swap counterparty failing to make its payments is limited to the fair value of the related trust’s Residual Interest which was $309 million as of December 31, 2005.

(5)                 In addition to the assumptions in the table above, the Company also projects the reduction in distributions that will result from the various benefit programs that exist related to consecutive on-time payments by borrowers. Related to the entire $2.4 million Residual Interest there is $128 million (present value) of benefits projected which reduce the fair value.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9. Student Loan Securitization (Continued)

The table below shows the Company’s off-balance sheet Private Education Loan delinquency trends as of December 31, 2005, 2004 and 2003.

	Off-Balance Sheet Private Education Loan Delinquencies
	December 31, 2005		December 31, 2004		December 31, 2003
(Dollars in millions)	Balance	%	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,679		$2,622		$1,858
Loans in forbearance(2)	614		334		255
Loans in repayment and percentage of each status:
Loans current	4,446	95.6%	3,191	95.2%	1,796	96.0%
Loans delinquent 31-60 days(3)	136	2.9	84	2.5	39	2.1
Loans delinquent 61-90 days	35.7		28.8		15.8
Loans delinquent greater than 90 days	36.8		49	1.5	20	1.1
Total off-balance sheet Private Education Loans in repayment	4,653	100%	3,352	100%	1,870	100%
Total off-balance sheet Private Education Loans, gross	$8,946		$6,308		$3,983

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

10. Derivative Financial Instruments

Risk Management Strategy

The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. The Company’s goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets and liabilities (including the Residual Interest from off-balance sheet securitizations) so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation for the period the item is being hedged. The Company views this strategy as a prudent management of interest rate sensitivity. In addition, the Company utilizes derivative contracts to minimize the economic impact of changes in foreign currency exchange rates on certain debt obligations that are denominated in foreign currencies. As foreign currency exchange rates fluctuate, these liabilities will appreciate and depreciate in value. These fluctuations, to the extent the hedge relationship is effective, are offset by changes in the

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

10. Derivative Financial Instruments (Continued)

value of the cross-currency interest rate swaps executed to hedge these instruments. Management believes certain derivative transactions entered into as hedges, primarily Floor Income Contracts, equity forward contracts, and certain basis swaps and Eurodollar futures contracts, are economically effective; however, those transactions generally do not qualify for hedge accounting under SFAS No. 133 (as discussed below) and thus may adversely impact earnings.

By using derivative instruments, the Company is exposed to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and/or stock prices. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, has no credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed periodically by the Company’s credit department. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements may be required as well. When the Company has more than one outstanding derivative transaction with a counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e. a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure represents the netting of the positive and negative exposures with the same counterparty. When there is a net negative exposure, the Company considers its exposure to the counterparty to be zero. At December 31, 2005 and 2004, the Company had a net positive exposure (derivative gain positions to the Company less collateral which has been posted by counterparties to the Company) related to corporate derivatives of $12 million and $67 million, respectively.

The Company’s on-balance sheet securitization trusts have $9.8 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2005. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly-rated counterparties. As of December 31, 2005, the net positive exposure on these swaps is $307 million. As previously discussed, the Company’s corporate derivatives contain provisions which require collateral to be posted on a regular basis for changes in market values. With few exceptions, these trusts’ derivatives are structured such that the swap counterparties are not required to post collateral to the respective trust for changes in market value, unless their credit rating has been withdrawn or is below a certain level. If the swap counterparty does not post the required collateral or is downgraded further, the counterparty must find a suitable replacement counterparty or provide the trust with a letter of credit or a guaranty from an entity that has the required credit ratings. As of December 31, 2005, counterparties have posted $28 million of collateral due to their credit rating being below the threshold in the collateral agreement. Ultimately, the Company’s exposure related to a swap counterparty failing to make its required payments is limited to the trust assets (primarily student loans and cash) which collateralize the outstanding bonds in the trust. Because the bonds outstanding generally are at parity with the assets that collateralize the bonds, management believes that even in periods of great stress in the foreign currency markets, the likelihood of a material loss is remote.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

10. Derivative Financial Instruments (Continued)

SFAS No. 133

Derivative instruments that are used as part of the Company’s interest rate and foreign currency risk management strategy include interest rate swaps, basis swaps, cross-currency interest rate swaps, interest rate futures contracts, and interest rate floor and cap contracts with indices that relate to the pricing of specific balance sheet assets and liabilities including the Residual Interests from off-balance sheet securitizations. In addition, the Company uses equity forward contracts based on the Company’s stock. On January 1, 2001, the Company adopted SFAS No. 133 which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. As more fully described below, if certain criteria are met, derivative instruments are classified and accounted for by the Company as either fair value or cash flow hedges. If these criteria are not met, the derivative financial instruments are accounted for as trading.

Fair Value Hedges

Fair value hedges are generally used by the Company to hedge the exposure to changes in fair value of a recognized fixed rate asset or liability. The Company enters into interest rate swaps to convert fixed rate assets into variable rate assets and fixed rate debt into variable rate debt. The Company also enters into cross-currency interest rate swaps to convert foreign currency denominated fixed and floating debt to U.S. dollar denominated variable debt. For fair value hedges, the Company generally considers all components of the derivative’s gain and/or loss when assessing hedge effectiveness and generally hedges either changes in fair value due to interest rates or interest rates and foreign currency exchange rates or the total change in fair value.

Cash Flow Hedges

Cash flow hedges are used by the Company to hedge the exposure to variability in cash flows for a forecasted debt issuance and for exposure to variability in cash flows of floating rate debt. This strategy is used primarily to minimize the exposure to volatility from future changes in interest rates. Gains and losses on the effective portion of a qualifying hedge are accumulated in other comprehensive income and ineffectiveness is recorded immediately to earnings. In the case of a forecasted debt issuance, gains and losses are reclassified to earnings over the period which the stated hedged transaction impacts earnings. If the stated transaction is deemed probable not to occur, gains and losses are reclassified immediately to earnings. In assessing hedge effectiveness, all components of each derivative’s gains or losses are included in the assessment. The Company generally hedges exposure to changes in cash flows due to changes in interest rates or total changes in cash flow.

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

10. Derivative Financial Instruments (Continued)

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

In addition, the Company enters into equity forward contracts. These contracts are viewed as economic hedges but do no qualify as hedges under SFAS No. 133. (See Note 14, “Stockholders’ Equity,” for a further discussion of equity forward contracts.) The Company utilizes the strategy to minimize exposure to fluctuations in the Company’s stock price and to better manage the cost of its share repurchases. The Company’s equity forward contracts provide for physical, net share or net cash settlement options. In addition, the Company may be required to unwind portions or all of a contract if the price of the Company’s common stock falls below a certain percentage of the strike price (usually between 50 percent to 65 percent) or if the Company’s credit rating falls below a pre-determined level.

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at December 31, 2005 and 2004, and their impact on other comprehensive income and earnings for the years ended December 31, 2005, 2004 and 2003. At December 31, 2005 and 2004, $666 million and $524 million (fair value), respectively, of available-for-sale investment securities and $249 million and $222 million, respectively, of cash were pledged as collateral against these derivative instruments.

	December 31,
Fair Values	Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	2005	2004	2005	2004	2005	2004	2005	2004
Interest rate swaps	$5	$25	$(347)	$(176)	$(48)	$(84)	$(390)	$(235)
Floor/Cap contracts	—	—	—	—	(371)	(625)	(371)	(625)
Futures	—	—	—	—	(1)	(2)	(1)	(2)
Equity forwards	—	—	—	—	67	139	67	139
Cross currency interest rate swaps	—	—	(148)	1,839	—	—	(148)	1,839
Total	$5	$25	$(495)	$1,663	$(353)	$(572)	$(843)	$1,116
Notional Value
(Dollars in billions)
Interest rate swaps	$1.2	$5.8	$14.6	$13.4	$125.4	$85.9	$141.2	$105.1
Floor/Cap contracts	—	—	—	—	41.8	41.7	41.8	41.7
Futures	.1	1.0	—	—	.6	6.5	.7	7.5
Cross currency interest rate swaps	—	—	18.6	13.7	—	—	18.6	13.7
Other(1)	—	—	—	—	2.0	2.0	2.0	2.0
Total	$1.3	$6.8	$33.2	$27.1	$169.8	$136.1	$204.3	$170.0
Contracts
(Shares in millions)
Equity forwards	—	—	—	—	42.7	42.8	42.7	42.8

(1)                “Other” consists of an embedded derivative bifurcated from the convertible debenture issuance that relates primarily to certain contingent interest and conversion features of the debt. The embedded derivative has had de minimis fair value since inception. (See Note 8, “Long-Term Borrowings.”)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

10. Derivative Financial Instruments (Continued)

	Years ended December 31,
	Cash Flow			Fair Value			Trading			Total
(Dollars in millions)	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003
Changes to accumulated other comprehensive income, net of tax

Hedge ineffectiveness reclassified to earnings	$—	$9	$(1)	$—		$—		$—		$—	$—	$—	$—	$9	$(1)
Change in fair value of cash flow hedges	(27)	22	(12)	—		—		—		—	—	—	(27)	22	(12)
Amortization of effective hedges and transition adjustment(1)	25	26	15	—		—		—		—	—	—	25	26	15
Discontinued hedges	15	1	5	—		—		—		—	—	—	15	1	5
Change in accumulated other comprehensive income, net	$13	$58	$7	$—		$—		$—		$—	$—	$—	$13	$58	$7
Earnings Summary
Amortization of closed futures contracts’ gains/losses in interest expense(2)	$(39)	$(40)	$(24)	$—		$—		$—		$—	$—	$—	$(39)	$(40)	$(24)
Recognition of hedge losses related to GSE Wind-Down	—	(10)	—	—		—		—		—	—	—	—	(10)	—
Gains (losses) on derivative and hedging activities—Realized(3)	—	(4)	(7)	—		—		—		(387)	(709)	(732)	(387)	(713)	(739)
Gains (losses) on derivative and hedging activities—Unrealized(4)	—	—	1 (5)	(3)	(5)	(15	)(5)	(1	)(5)	637	1,577	501	634	1,562	501
Total earnings impact	$(39)	$(54)	$(30)	$(3)		$(15)		$(1)		$250	$868	$(231)	$208	$799	$(262)

(1)

The Company expects to amortize $12 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging the forecasted issuance of debt instruments that are outstanding as of December 31, 2005.

(2)	For futures contracts that qualify as SFAS No. 133 hedges where the hedged transaction occurs.
(3)	Includes net settlement income/expense related to trading derivatives and realized gains and losses related to derivative dispositions.
(4)

In addition to the unrealized gains (losses) on derivative and hedging activities, the Company recorded a $130 million cumulative effect of accounting change for equity forward contracts in accordance with the transition provisions of SFAS No. 150 in 2003. Explanation of the transition can be found in Note 2, “Significant Accounting Policies”.

(5)	The change in fair value of cash flow and fair value hedges represents amounts related to ineffectiveness.

11. Acquisitions

During 2005, the Company acquired 100 percent of GRP/AG Holdings, LLC and its subsidiaries (“GRP”), a debt management company that expands the Company’s product offerings and industry reach in the debt management business and closed on the second step of the acquisitions of AFS Holdings, LLC and its subsidiaries Arrow Financial Services, LLC and Arrow Funding, LLC (“AFS”) and Education Assistance Foundation (“EAF”) and its affiliate, Student Loan Finance Association (“SLFA”) and its subsidiaries. The Company accounted for these transactions under the purchase method of accounting as defined in SFAS No. 141, ‘‘Business Combinations,’’ and allocated the purchase price to the fair market value of the assets acquired, including identifiable intangible assets, goodwill, and liabilities assumed.

GRP Financial Services

On August 31, 2005, the Company acquired GRP for a preliminary purchase price of approximately $122 million including cash consideration and certain acquisition costs with an additional $15 million held in escrow. GRP is a debt management company that acquires and manages portfolios of sub-performing and non-performing mortgage loans, substantially all of which are secured by one-to-four family residential real estate. Under the terms of this transaction, GRP became a wholly owned subsidiary of the Company. The acquisition has been accounted for under the purchase method of accounting and the purchase price has

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

11. Acquisitions (Continued)

been allocated to tangible and intangible assets based on a preliminary assessment of their fair values. GRP employs approximately 60 individuals at its location in White Plains, New York.

The results of operations of GRP have been included in the Company’s consolidated financial statements since the acquisition date and are reflected within the DMO segment’s financial results as discussed further in Note 18, “Segment Reporting.’’ The acquisition and GRP’s pro forma results of operations prior to the acquisition date were deemed immaterial to the Company’s consolidated financial statements.

The Company allocated the purchase price to the fair values of the acquired tangible assets, liabilities and identifiable intangible assets as of the acquisition date as determined by an independent appraiser. The preliminary purchase price was initially allocated to purchased loan portfolios, real estate owned, and other identifiable intangible assets. The preliminary purchase price allocation resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of approximately $54 million. The identifiable intangible assets include GRP’s trade name, an indefinite life intangible asset with a fair value of approximately $4 million as of the acquisition date, and definite life intangible assets with aggregate fair values of approximately $22 million as of the acquisition date.

Goodwill resulting from this transaction reflects the benefits the Company expects to derive from the combined operations of GRP and the Company’s existing DMO business segment. Goodwill will be reviewed for impairment in accordance with SFAS No. 142, as discussed further in Note 2, “Significant Accounting Policies.’’

AFS Holdings, LLC

On December 22, 2005, the Company acquired an additional 12 percent interest in AFS for a purchase price of approximately $59 million, increasing the Company’s total purchase price for its 76 percent controlling interest to approximately $226 million including cash consideration and certain acquisition costs. AFS is a full-service, accounts receivable management company that purchases charged off debt, conducts contingency collection work and performs third party receivables servicing across a number of consumer asset classes. Under the terms of the September 2004 purchase agreement, the Company has the option to purchase the remaining minority interest in AFS over the next two year period.

The results of operations of AFS have been included in the Company’s consolidated financial statements since the acquisition of the Company’s initial 64 percent interest on September 16, 2004 and are reflected within the Company’s DMO segment results as discussed further in Note 18, “Segment Reporting.” The acquisition and AFS’s pro forma results of operations prior to the acquisition date were deemed immaterial to the Company’s consolidated financial statements.

During 2005, the Company finalized its purchase price allocation associated with its acquisition of its 64 percent controlling interest in AFS during 2004. The initial purchase price of $167 million has been allocated to the fair values of the acquired intangible assets, liabilities and identifiable intangible assets as of the acquisition date as determined by an independent appraiser. The final purchase price allocation resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of approximately $155 million. The preliminary purchase price allocation associated with the December 2005 acquisition of an additional 12 percent interest resulted in goodwill of approximately $46 million, increasing goodwill associated with the acquisition of AFS to $155 million. The remaining fair value of AFS’s assets and liabilities was primarily allocated to purchased loan portfolios and other identifiable intangible assets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

11. Acquisitions (Continued)

Goodwill resulting from these transactions reflects the benefits the Company expects to derive from AFS’s experienced management team, existing servicing platform and several new asset classes in a new line of business. It also reflects the benefits from the combined operations of AFS and the Company’s existing DMO business segment. Goodwill will be reviewed for impairment in accordance with SFAS No.142, as discussed further in Note 2, “Significant Accounting Policies.”

Identifiable intangible assets at each respective acquisition date includes AFS’s trade name, an indefinite life intangible asset with an aggregate fair value of approximately $13 million as of the acquisition dates, and definite life intangible assets with aggregate fair values of approximately $19 million as of the acquisition dates, $15 million of which is attributed to customer relationships.

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

The results of operations of Southwest have been included in the Company’s consolidated financial statements since the acquisition date and are reflected within the Company’s lending segment results as discussed further in Note 18, “Segment Reporting.” The acquisition and Southwest’s pro forma results of operations prior to the acquisition date were deemed immaterial to the Company’s consolidated financial statements.

The Company finalized its purchase price allocation in 2005 allocating the purchase price to the fair values of the acquired intangible assets, liabilities and identifiable intangible assets as of the acquisition date as determined by an independent appraiser. The final purchase price allocation resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of approximately $185 million. Goodwill will be reviewed for impairment in accordance with SFAS No. 142 as discussed further in Note 2, “Significant Accounting Policies.”

Education Assistance Foundation and Student Loan Finance Association

On July 1, 2005, the Company closed the second step in a two step purchase of the secondary market and related businesses of EAF and SLFA and its subsidiaries for a purchase price of approximately $61 million, increasing its purchase price to approximately $496 million.

The first step of the transaction closed on December 13, 2004, which included SLFA’s $1.8 billion student loan portfolio (and the related funding). In addition, the Company entered into a full service guarantor servicing contract with EAF’s affiliate, Northwest Education Association (“NELA”), a guarantee agency for FFELP student loans that serves the Pacific Northwest and acquired all of the outstanding voting common stock for a 66 percent equity interest and an option to purchase the remaining equity within six to eight months in Washington Transferee Corporation (“WTC”), an indirect subsidiary

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

11. Acquisitions (Continued)

of SLFA, and all of the outstanding voting common stock for a 2 percent equity interest and an option to purchase the remaining equity within six to eight months in Idaho Transferee Corporation (“ITC”), an indirect subsidiary of SLFA. On July 1, 2005, the Company exercised the options to purchase the remaining interests in WTC and ITC in the second step of this transaction. In a related transaction in December 2004, NELA became an affiliate of USA Funds, the Company’s largest guarantor servicing client.

The results of operations of WTC and  ITC have been included in the Company’s consolidated financial statements since the acquisition dates, December 15, 2004 and July 1, 2005, respectively, and are reflected within the financial results of the Company’s Lending operating segment as discussed further in Note 18, “Segment Reporting.” The acquisitions and the acquired businesses’ pro forma results of operations prior to the acquisition dates were deemed immaterial to the Company’s consolidated financial statements.

The Company finalized its purchase price allocation associated with these transactions in 2005, allocating the purchase price to the fair values of the acquired intangible assets, liabilities and identifiable intangible assets as of the acquisition date as determined by an independent appraiser. The purchase price allocation resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, in aggregate, of approximately $7 million. Goodwill will be reviewed for impairment in accordance with SFAS No. 142 as discussed further in Note 2, “Significant Accounting Policies.”

12. Fair Values of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the estimation of the fair values of financial instruments. The following is a summary of the assumptions and methods used to estimate those values.

Student Loans

For both FFELP loans and Private Education Loans, fair value is determined by modeling loan level cash flows using market-based assumptions to determine aggregate portfolio yield, net present value and average life. The FFELP loan valuations also include an analysis of the Floor Income element.

Other Loans

The fair values of academic facilities financings and other loans were determined through standard bond pricing formulas using current market interest rates and credit spreads and quotes from third parties.

Cash and Investments (Including “Restricted”)

For investments with remaining maturities of three months or less, carrying value approximated fair value. Investments in U.S. Treasury backed securities were valued at market quotations. All other investments were valued through standard bond pricing formulas using current market interest rates and credit spreads.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

12. Fair Values of Financial Instruments (Continued)

Short-term Borrowings and Long-term Borrowings

For borrowings with remaining maturities of three months or less, carrying value approximated fair value. The fair value of all other financial liabilities was determined through standard bond pricing formulas using current market interest rates, foreign currency exchange rates and credit spreads and quotes from third parties.

Derivative Financial Instruments

The fair values of derivative financial instruments were determined by a combination of pricing through standard bond pricing formulas using current market interest rates, foreign currency exchange rates, and credit spreads, and obtaining fair values from third parties.

The following table summarizes the fair values of the Company’s financial assets and liabilities, including derivative financial instruments.

	December 31, 2005			December 31, 2004
(Dollars in millions)	Fair Value	Carrying Value	Difference	Fair Value	Carrying Value	Difference
Earning assets
FFELP loans	$76,492	$74,847	$1,645	$61,531	$60,561	$970
Private Education Loans	9,189	7,757	1,432	5,900	5,420	480
Other loans	1,176	1,139	37	1,099	1,048	51
Cash and investments	8,168	8,168	—	9,186	9,186	—
Total earning assets	95,025	91,911	3,114	77,716	76,215	1,501
Interest bearing liabilities
Short-term borrowings	3,806	3,810	4	2,210	2,207	(3)
Long-term borrowings	88,220	88,119	(101)	76,085	75,915	(170)
Total interest bearing liabilities	92,026	91,929	(97)	78,295	78,122	(173)
Derivative financial instruments
Floor Income/Cap Contracts	(371)	(371)	—	(625)	(625)	—
Interest rate swaps	(390)	(390)	—	(235)	(235)	—
Cross currency interest rate swaps	(148)	(148)	—	1,839	1,839	—
Equity forwards	67	67	—	139	139	—
Futures contracts	(1)	(1)	—	(2)	(2)	—
Excess of fair value over carrying value			$3,017			$1,328

13. Commitments, Contingencies and Guarantees

JPMorgan Chase/Bank One Relationships

On March 22, 2005, the Company announced that it extended both its JPMorgan Chase and Bank One student loan and loan purchase commitments to August 31, 2010. This comprehensive agreement provided for the dissolution of the joint venture between Chase and Sallie Mae that had been making student loans under the Chase brand since 1996 and resolved a lawsuit filed by Chase on February 17, 2005. In consideration for extending the agreement, the Company received a $40 million payment that will be recognized over the life of the agreement.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

13. Commitments, Contingencies and Guarantees (Continued)

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

This agreement permits JPMorgan Chase to compete with the Company in the student loan marketplace and releases the Company from its commitment to market the Bank One and Chase brands on campus. The Company will continue to support its school customers through its comprehensive set of products and services, including its loan origination and servicing platforms, its family of lending brands and strategic lending partners.

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

Commitments outstanding are summarized below:

	December 31,
	2005	2004
Student loan purchase commitments(1)(2)	$50,701,995	$47,247,669
Lines of credit	1,489,403	887,790
Letters of credit	—	157,674
	$52,191,398	$48,293,133

The following schedule summarizes expirations of commitments to the earlier of call date or maturity date outstanding at December 31, 2005.

	Student Loan Purchases(1)(2)	Letters of Credit	Total
2006	$11,296,871	$74,840	$11,371,711
2007	11,780,738	497,786	12,278,524
2008	23,523,186	663,579	24,186,765
2009	1,409,210	153,215	1,562,425
2010-2022	2,691,990	99,983	2,791,973
Total	$50,701,995	$1,489,403	$52,191,398

(1)                Includes amounts committed at specified dates under forward contracts to purchase student loans and estimated future requirements to acquire student loans from lending partners based on expected future volumes at contractually committed rates.

(2)                These commitments are not accounted for as derivatives under SFAS No. 133 as they do not meet the definition of a derivative due to the lack of a fixed and determinable purchase amount.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

13. Commitments, Contingencies and Guarantees (Continued)

Contingencies

The Company was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit sought to bring a nationwide class action on behalf of all borrowers who allegedly paid “undisclosed improper and excessive” late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of two million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 27, 2003, the Superior Court granted the Company’s motion to dismiss the complaint in its entirety. On March 4, 2004, the District of Columbia Court of Appeals affirmed the Superior Court’s decision granting the Company’s motion to dismiss the complaint, but granted plaintiffs leave to re-plead the first count, which alleged violations of the D.C. Consumer Protection Procedures Act. On September 15, 2004, the plaintiffs filed an amended class action complaint. On October 15, 2004, the Company filed a motion to dismiss the amended complaint with the Superior Court for failure to state a claim and non-compliance with the Court of Appeals’ ruling. On December 27, 2004, the Superior Court granted the Company’s motion to dismiss the plaintiffs’ amended compliant. Plaintiffs have appealed the Superior Court’s December 27, 2004 dismissal order to the Court of Appeals. The Court of Appeals heard oral argument on January 11, 2006. Even if the Court of Appeals reverses the dismissal order, the Company does not believe that it is reasonably likely that the Court would certify a nationwide class.

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

14. Stockholders’ Equity

Preferred Stock

At December 31, 2005, the Company had 3.3 million shares of 6.97 percent Cumulative Redeemable Preferred Stock, Series A (the “Series A Preferred Stock”) outstanding. The shares do not have any maturity date but can be redeemed at the Company’s option, beginning November 16, 2009, at the redemption price of $50 plus accrued and unpaid dividends up to the redemption date. The shares have no preemptive or conversion rights. Dividends on the shares of the Series A Preferred Stock are not mandatory. Holders of the Series A Preferred Stock are entitled to receive cumulative, quarterly cash dividends at the annual rate of $3.485 per share, when, as, and if declared by the Board of Directors of the Company. For each of the years ended December 31, 2005, 2004 and 2003, dividends paid on Series A Preferred Stock reduced net income by $11.5 million.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

14. Stockholders’ Equity (Continued)

On June 8, 2005, the Company sold 4.0 million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”) in a registered public offering. Net proceeds from the sale of the Series B Preferred Stock, after deducting underwriting fees and before other fees and expenses of the offering, totaled approximately $397 million and are being used for general corporate purposes. Dividends on the shares of Series B Preferred Stock are not mandatory. When, as, and if declared by the Board of Directors of the Company, holders of Series B Preferred Stock are entitled to receive quarterly dividends, based on 3-month LIBOR plus 70 basis points per annum in arrears, on and until June 15, 2011, increasing to 3-month LIBOR plus 170 basis points per annum in arrears, after and including the period beginning on June 15, 2011. For the year ended December 31, 2005, dividends paid on Series B Preferred Stock reduced net income by $10 million.

The Series B Preferred Stock does not have a maturity date, but can be redeemed at the Company’s option on any dividend payment date on or after June 15, 2010, at the redemption price of $100 per share plus accrued and unpaid dividends for the then quarterly dividend period, if any. The Series B Preferred Stock is not convertible into or exchangeable for any of the Company’s other securities or property. Upon liquidation or dissolution of the Company, holders of the Series B Preferred Stock are entitled to receive $100 per share, plus an amount equal to accrued and unpaid dividends for the then current quarterly dividend period, if any, pro rata with holders of the Series A Preferred Stock and before any distribution of assets are made to holders of the Company’s common stock.

Common Stock

The Company’s shareholders have authorized the issuance of 1.1 billion shares of common stock (par value of $.20). At December 31, 2005, 413.1 million shares were issued and outstanding and 80.6 million shares were unissued but encumbered for outstanding convertible debt and outstanding options and remaining authority for stock-based compensation plans. The convertible debt offering and stock-based compensation plans are described in Note 8, “Long-Term Borrowings,” and Note 16, “Stock-Based Compensation Plans,” respectively. The Company has also encumbered 330.3 million shares out of those authorized for potential issuances for net share settlement of equity forward contracts.

In December 2005, the Company retired 65 million shares of common stock held in treasury at an average price of $37.35 per share. This retirement decreased the balance in treasury stock by $2.4 billion, with corresponding decreases of $13 million in common stock and $2.4 billion in retained earnings. In September 2003, the Company retired 170 million shares of common stock held in treasury at an average price of $18.04 per share. This retirement decreased the balance in treasury stock by $3.1 billion, with corresponding decreases of $34 million in common stock and $3.1 billion in retained earnings.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

14. Stockholders’ Equity (Continued)

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

Common Stock Repurchase Program and Equity Forward Contracts

The Company regularly repurchases its common stock through both open market purchases and settlement of equity forward contracts. At December 31, 2005, the Company had outstanding equity forward contracts to purchase 42.7 million shares of its common stock at prices ranging from $54.74 to $54.96 per share.

The equity forward contracts permit the counterparty to terminate a portion of the contracts prior to their maturity date and force the Company to settle the contracts if the price of the Company’s common stock falls below pre-determined levels as defined by the contract as the “initial trigger price.” The counterparty can continue to terminate portions of the contract if the stock price continues to reach lower pre-determined levels, until the price hits the “final trigger price” and the entire contract is terminated. For equity forward contracts in effect as of December 31, 2005, the initial trigger price ranges from approximately $27.37 to $35.58 and the final trigger price ranges from $24.63 to $27.37.

In addition, some of the Company’s equity forward contracts enable the counterparty to terminate all outstanding equity forward contracts if the unsecured and unsubordinated long-term debt rating of the Company falls to or below BBB- for S&P or Baa3 for Moody’s. This provision or one substantially the same is contained in the contracts of eleven of the Company’s twelve equity forward counterparties with outstanding positions.

The Company has negotiated with each of its equity forward counterparties a limit on the total number of shares that can be required to be delivered to that counterparty in net share settlement of the transactions. As of December 31, 2005 and 2004, the aggregate maximum number of shares that the Company could be required to deliver was 330.3 million and 325.0 million, respectively.

During December 2005, September 2004 and November 2004, the Company amended substantially all of its outstanding equity forward purchase contracts. The strike prices on these contracts were adjusted to the then current market share prices of the common stock and the total number of shares under contract was reduced from 46.5 million, 53.4 million and 49.0 million shares to 42.4 million, 46.7 million and 42.2 million shares, respectively. As a result of these amendments, the Company received a total of 4.1 million and 13.4 million shares that settled in 2005 and 2004, respectively, in cashless transactions. This reduction of shares covered by the equity forward contracts is shown on a net basis in the “exercises” row of the table below.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

14. Stockholders’ Equity (Continued)

The following table summarizes the Company’s common share repurchase, issuance and equity forward activity for the years ended December 31, 2005 and 2004.

	Years ended December 31,
(Shares in millions)	2005	2004
Common shares repurchased:
Open market	—	.5
Equity forwards	17.3	32.7
Benefit plans(1)	1.5	1.5
Total shares repurchased	18.8	34.7
Average purchase price per share(2)	$49.94	$38.03
Common shares issued	8.3	10.7
Equity forward contracts:
Outstanding at beginning of period	42.8	43.5
New contracts	17.2	32.0
Exercises	(17.3)	(32.7)
Outstanding at end of period	42.7	42.8
Authority remaining at end of period to repurchase or enter into equity forwards	18.7	35.8

(1)                Includes shares withheld from stock option exercises and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)                The average purchase price per share for 2005 and 2004 is calculated based on the average strike price of all equity forward contracts including those that were net settled in the cashless transactions discussed above. The average cash purchase price per share for 2005 and 2004 is $38.97 and $22.38, respectively, when a zero cash cost is reflected for those shares acquired in the cashless transactions.

As of December 31, 2005, the expiration dates and range and average purchase prices for outstanding equity forward contracts were as follows:

Year of maturity (Contracts in millions of shares)	Outstanding Contracts	Range of purchase prices	Average purchase price
2007	5.4	$54.74	$54.74
2008	7.3	54.74	54.74
2009	14.8	54.74	54.74
2010	15.2	54.74 – 54.96	54.74
	42.7		$54.74

The closing price of the Company’s common stock on December 30, 2005 was $55.09.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

14. Stockholders’ Equity (Continued)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes the after-tax change in unrealized gains and losses on investments, unrealized gains and losses on derivatives, and the minimum pension liability adjustment. The following table presents the cumulative balances of the components of other comprehensive income for the years ended December 31, 2005, 2004 and 2003.

	December 31,
	2005	2004	2003
Net unrealized gains (losses) on investments(1)	$382,316	$467,374	$510,223
Net unrealized gains (losses) on derivatives(2)	(12,560)	(25,658)	(83,302)
Minimum pension liability adjustment(3)	(1,846)	(1,044)	(1,300)
Total accumulated other comprehensive income	$367,910	$440,672	$425,621

(1)                Net of tax expense of $203,495, $251,178 and $274,736 for the years ended December 31, 2005, 2004 and 2003.

(2)                Net of tax benefit of $4,667, $12,220 and $44,855 for the years ended December 31, 2005, 2004 and 2003.

(3)                Net of tax benefit of $994, $562 and $700 for the years ended December 31, 2005, 2004 and 2003.

15. Earnings per Common Share

Basic earnings per common share (“basic EPS”) is calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share (“diluted EPS”) reflect the potential dilutive effect of (i) additional common shares that are issuable upon exercise of outstanding stock options, deferred compensation, restricted stock units, and the outstanding commitment to issue shares under the Employee Stock Purchase Plan (“ESPP”), determined by the treasury stock method, (ii) the assumed conversion of convertible debentures, determined by the “if-converted” method, and (iii) equity forward contracts, determined by the reverse treasury stock method. Diluted EPS for the year ended December 31, 2003 also includes the dilutive effect of stock warrants, which were exercised in June 2003.

At December 31, 2005, the Company had $2 billion contingently convertible debentures (“Co-Cos”) outstanding that are convertible, under certain conditions, into shares of SLM common stock at an initial conversion price of $65.98. The investors generally can only convert the debentures if the Company’s common stock has appreciated to 130 percent of the conversion price ($85.77) for a prescribed period, or the Company calls the debentures. Per EITF No. 04-8, diluted EPS for all periods presented includes the potential dilutive effect of the Company’s outstanding Co-Cos for the years ended December 31, 2005, 2004 and 2003.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

15. Earnings per Common Share (Continued)

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations was as follows for the years ended December 31, 2005, 2004 and 2003:

	Years ended
	December 31, 2005	December 31, 2004	December 31, 2003
Numerator:
Net income attributable to common stock	$1,360,381	$1,901,769	$1,522,059
Adjusted for debt expense of Co-Cos, net of taxes	44,573	21,405	11,005
Net income attributable to common stock, adjusted	$1,404,954	$1,923,174	$1,533,064
Denominator (Shares in thousands):
Weighted-average shares used to compute basic EPS	418,374	436,133	452,037
Effect of dilutive securities:
Dilutive effect of stock options, deferred compensation, restricted stock units, ESPP, and equity forwards	11,574	9,342	11,298
Dilutive effect of Co-Cos	30,312	30,312	18,769
Dilutive potential common shares(1)	41,886	39,654	30,067
Weighted-average shares used to compute diluted EPS	460,260	475,787	482,104
Net earnings per share:
Basic EPS	$3.25	$4.36	$3.37
Dilutive effect of stock options, deferred compensation, restricted stock units, ESPP, and equity forwards	(.09)	(.09)	(.08)
Dilutive effect of Co-Cos	(.11)	(.23)	(.11)
Diluted EPS	$3.05	$4.04	$3.18

(1)                For the years ended December 31, 2005, 2004 and 2003, securities of approximately 30 million shares, 4 million shares and 29 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because their inclusion would be antidilutive.

16. Stock-Based Compensation Plans

On May 13, 2004, the Company’s shareholders approved the SLM Corporation Incentive Plan (the “Incentive Plan”), which provides, in part, for awards to employees of equity-based compensation. Shareholders approved a total of 15 million shares to be issued from this plan. The Incentive Plan expires in May 2009. Upon shareholders’ approval of the Incentive Plan, the Company discontinued the non-shareholder approved Employee Stock Option Plan (the “ESOP”) and, but for one exception below, the Management Incentive Plan (the “MIP”). Shares available for future issuance under the ESOP and MIP were canceled; however, terms of outstanding grants remain unchanged. Commitments made to certain option holders to receive replacement options under the MIP continue to be honored.

On May 19, 2005, the Company’s shareholders approved a reallocation of shares authorized to be issued from the Directors Stock Plan (1.2 million shares), which is described herein, and the ESPP (1.0

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

16. Stock-Based Compensation Plans (Continued)

million shares), to the Incentive Plan. This increased the total number of shares authorized to be issued from the Incentive Plan from 15.0 million shares to 17.2 million shares.

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

All three plans provide that the vesting of stock options and stock awards are established at the time the awards are made by the Compensation Committee authorized to make the awards. With the exception of stock options granted to Messrs. Lord and Fitzpatrick under the terms of their employment agreements, stock options granted to officers and management employees under the plans generally vest upon the Company’s common stock price reaching a closing price equal to or greater than 20 percent above the fair market value of the common stock on the date of grant for five days, but no earlier than 12 months from the grant date. In any event, all options vest upon the eighth anniversary of their grant date (fifth anniversary for options granted in 2000 and 2001).

Stock options were granted to Messrs. Lord and Fitzpatrick in 2003 and 2005. Options granted in 2003 vested on January 1, 2006 subsequent to the achievement of price-vesting targets. The price vesting targets were met in one-third increments when the Company’s stock price was 25 percent, 33 percent and 50 percent above the fair market value of the common stock on the date of grant for five consecutive trading days. Like the options granted in 2003, options granted to Mr. Fitzpatrick in 2005 are subject to price-vesting and time-vesting targets. The price-vesting targets are the same as for the 2003 options:  the options vest in one-third increments when the Company’s stock price is 25 percent, 33 percent and 50 percent above the fair market value of the common stock on the date of grant for five consecutive trading days. The first one-third of the options will vest no earlier than May 31, 2008 and the remaining two-thirds will vest no earlier than May 31, 2009. In any event, all options will vest and become exercisable on March 17, 2013. Options granted to Mr. Lord in 2005 vest when the Company’s stock price is 20 percent above the fair market value of the common stock on the date of grant for five trading days, but no earlier than 12 months from the date of grant. These options are intended to be for a three-year period of service and if Mr. Lord is not elected to the Board of Directors in May 2006, two-thirds of the options will be forfeited and if Mr. Lord is not elected to the Board of Directors in May 2007, one-third of the options will be forfeited. In any event, all options vest on the fifth anniversary of their grant date, if Mr. Lord is continuing in Board service.

In 2005, Mr. Fitzpatrick also received 90,000 restricted stock units (“RSUs”). Subject to his continued employment, the RSUs vest on May 31, 2008. Conversion of vested RSUs to common stock is deferred until Mr. Fitzpatrick’s retirement or termination of employment.

Options granted to rank-and-file employees are time-vested with the grants in 2003, 2004 and 2005 vesting one-half in 18 months from their grant date and the second one-half vesting 36 months from their grant date. All previously granted options to rank-and-file employees were vested by December 31, 2005.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

16. Stock-Based Compensation Plans (Continued)

Performance stock granted under the MIP and the Incentive Plan must vest over a minimum of a 12-month performance period. Performance criteria may include the achievement of any of several financial and business goals, such as “core earnings” per share, loan volume, market share, overhead or other expense reduction, or “core earnings” net income. Restricted stock may be granted under the Incentive Plan and may vest no sooner than three years from grant date or may vest ratably over three years. In 2005, 2004 and 2003, the amount of performance stock and RSUs granted was 226,681 shares, 592,534 shares and 464,465 shares, respectively.

Employees may purchase shares of the Company’s common stock under the ESPP at the end of a 24-month period at a price equal to the share price at the beginning of the 24-month period, less 15 percent, up to a maximum purchase price of $10,000 plus accrued interest.

In 2000, the Company established a replacement option program to assist executive officers in meeting their share ownership targets. Under the replacement program, officers and Board members have been eligible to receive new options upon their exercise of vested options in an amount equal to the number of shares needed to pay the exercise price for the original option. Replacement options carry an exercise price equal to the fair market value of the Company’s common stock on the date of their grant and vest one year from the grant date. The term of replacement options equals the remaining term of the underlying options. The options granted to Messrs. Lord and Fitzpatrick in 2003 are not eligible for replacement options. Further, the Company’s Compensation Committee determined that, with the exception of newly hired or promoted officers, options granted to other officers after 2003 would not be eligible for replacement options.

The following table summarizes the employee stock option activity for the years ended December 31, 2005, 2004 and 2003. The weighted average fair value of options granted during the year is based on a Black-Scholes option pricing model.

	Years Ended December 31,
	2005		2004		2003
	Options	Average Price	Options	Average Price	Options	Average Price
Outstanding at beginning of year	38,748,318	$31.45	42,400,231	$28.93	43,828,155	$26.03
Granted—direct options	7,622,450	51.28	6,204,181	41.11	10,009,627	36.18
Granted—replacement options	154,088	50.85	633,210	43.03	1,184,374	37.70
Exercised	(7,482,456)	31.16	(9,231,460)	26.51	(10,833,755)	24.50
Canceled	(1,179,144)	43.69	(1,257,844)	36.27	(1,788,170)	31.02
Outstanding at end of year	37,863,256	$35.20	38,748,318	$31.45	42,400,231	$28.93
Exercisable at end of year	24,148,491	$29.27	19,805,143	$27.71	20,445,682	$24.51
Weighted-average fair value per share of options granted during the year		$8.64		$5.14		$6.95

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

16. Stock-Based Compensation Plans (Continued)

The following table summarizes the number, average exercise prices (which ranged from $10.13 per share to $55.09 per share) and average remaining contractual life of the employee stock options outstanding at December 31, 2005.

Exercise Prices	Options	Average Price	Average Remaining Contractual Life
Under $30	15,132,912	$25.51	5.6.	Yrs
$30-$40	12,058,113	35.21	7.2
Above $40	10,672,231	48.91	9.2
Total	37,863,256	$35.20	7.1.	Yrs

SLM Corporation grants stock-based compensation to non-employee directors of the Company under the Directors Stock Plan. Awards under the Directors Stock Plan may be in the form of stock options and/or stock. The maximum term for stock options is 10 years and the exercise price must be equal to or greater than the market price of the Company’s common stock on the date of grant. The Directors Stock Plan is a shareholder-approved plan. The plan was first approved by shareholders on May 21, 1998, and most recently approved by shareholders on May 18, 2000. The plan expires on May 21, 2008. In 2000, shareholders approved a total of 10.5 million shares to be issued from this plan. In 2005, shareholders approved a decrease of 1.2 million shares to be issued from this plan.

The vesting of stock options is established at the time the Board makes the awards. Stock options granted in January 2003, 2004 and 2005 to Directors are subject to the following vesting schedule: all options vest upon the Company’s common stock price reaching a closing price equal to or greater than 20 percent above the fair market value of the common stock on the date of grant for five days or the Director’s election to the Board, whichever occurs later. In any event, all options vest upon the fifth anniversary of their grant date.

The following table summarizes the Board of Directors stock option activity for the years ended December 31, 2005, 2004 and 2003.

	Years Ended December 31,
	2005		2004		2003
	Options	Average Price	Options	Average Price	Options	Average Price
Outstanding at beginning of year	3,644,089	$26.14	3,962,055	$24.75	4,412,310	$22.65
Granted—direct options	182,060	50.75	255,545	37.87	350,625	35.20
Granted—replacement options	5,775	53.00	37,527	42.43	235,882	39.42
Exercised	(187,733)	22.18	(611,038)	23.00	(1,036,762)	22.69
Canceled	(22,880)	50.75	—	—	—	—
Outstanding at end of year	3,621,311	$27.47	3,644,089	$26.14	3,962,055	$24.75
Exercisable at end of year	3,456,356	$26.36	3,606,562	$25.97	3,375,548	$22.63
Weighted-average fair value per share of options granted during the year		$10.56		$4.62		$8.93

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

16. Stock-Based Compensation Plans (Continued)

At December 31, 2005, the outstanding Board of Directors options had a weighted-average remaining contractual life of 5.6 years.

The following table summarizes information as of December 31, 2005, relating to equity compensation plans or arrangements of the Company pursuant to which grants of options, restricted stock, restricted RSUs or other rights to acquire shares may be granted from time to time.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options and rights	Average remaining life (years) of options outstanding	Number of securities remaining available for future issuance under equity compensation plans(1)	Types of awards issuable(2)
Equity compensation plans approved by security holders:
Directors Stock Plan	3,526,811	$27.99	5.8	1,134,877	NQ,ST
SLM Corporation Incentive Plan(3)	10,257,439	48.98	9.2	6,354,420	NQ,ISO,RES, RSU
Expired Plans(4)	18,465,268	30.89	6.4	—	NQ,ISO,RES
Total approved by security holders	32,249,518	36.29	7.2	7,489,297
Equity compensation plans not approved by security holders:
Compensation arrangements	750,000	—	—	—	RSU
Employee Stock Purchase Plan(5)	—	—	—	1,335,910
Expired Plan(6)	9,325,049	28.43	6.2	—	NQ,RES
Total not approved by security holders	10,075,049	28.43	6.2	1,335,910
Total	42,324,567	$34.52	7.0	8,825,207

(1)                    Excludes securities included in column (a) and excludes shares that may be issued under the replacement option program.

(2)                    NQ (Non-Qualified Stock Option), ISO (Incentive Stock Option), RES (Restricted/Performance Stock), RSU (Restricted Stock Unit), ST (Stock Grant).

(3)                    The SLM Corporation Incentive Plan is subject to an aggregate limit of 2,000,000 shares that may be issued as Performance Stock or Restricted Stock Units. As of December 31, 2005, 1,446,113 shares are remaining from this authority.

(4)                    Expired plans for which unexercised options remain outstanding include the 1993-1998 Stock Option Plan, Management Incentive Plan and Board of Directors Stock Option Plan.

(5)                    Number of shares available for issuance under the ESPP.

(6)                    Expired plan for which unexercised options remain outstanding includes the Employee Stock Option Plan. Included in this plan are 94,500 outstanding options granted to former GSE board members. These options are included in the Board of Directors stock option activity table shown on the prior page.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

17. Benefit Plans (Continued)

Qualified and Nonqualified Plans

The following tables provide a reconciliation of the changes in the qualified and nonqualified plan benefit obligations and fair value of assets for the years ended December 31, 2005 and 2004, respectively, and a statement of the funded status as of December 31 of both years based on a December 31 measurement date.

	December 31,
	2005	2004
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$202,352	$184,019
Service cost	9,893	10,862
Interest cost	11,208	11,237
Acquisitions	—	—
Actuarial loss	2,380	14,279
Curtailment gain	—	(6,310)
Benefits paid	(9,695)	(11,735)
Projected benefit obligation at end of year	$216,138	$202,352
Change in Plan Assets
Fair value of plan assets at beginning of year	$199,816	$184,495
Actual return on plan assets	8,160	26,856
Acquisitions	—	—
Employer contribution	1,225	1,745
Benefits paid	(9,695)	(11,735)
Administrative payments	(1,534)	(1,545)
Fair value of plan assets at end of year	$197,972	$199,816
Funded Status
Funded status at end of year	$(18,166)	$(2,536)
Unrecognized net actuarial gain	(8,349)	(20,780)
Unrecognized prior service cost and transition asset	112	186
Accrued pension cost	$(26,403)	$(23,130)
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$—	$—
Accrued benefit liability	(29,447)	(25,091)
Intangible asset	213	356
Accumulated other comprehensive income	2,831	1,605
Net amount recognized	$(26,403)	$(23,130)
Additional year-end information for plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$25,716	$19,643
Accumulated benefit obligation	21,869	19,500
Fair value of plan assets	—	—

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

17. Benefit Plans (Continued)

The accumulated benefit obligations of the qualified and nonqualified defined benefit plans were $211 million and $198 million at December 31, 2005 and 2004, respectively. There are no plan assets in the nonqualified plans due to the nature of the plans; the corporate assets used to pay these benefits are included above in employer contributions.

Components of Net Periodic Pension Cost

Net periodic pension cost included the following components:

	Years ended December 31,
	2005	2004	2003
Service cost—benefits earned during the period	$9,893	$10,862	$11,103
Interest cost on project benefit obligations	11,208	11,237	10,349
Expected return on plan assets	(16,434)	(15,674)	(12,833)
Curtailment gain	—	(4,506)	—
Net amortization and deferral	(168)	(1,384)	(658)
Net periodic pension cost	$4,499	$535	$7,961

The increase in the minimum liability included in other comprehensive income for the year ended December 31, 2005 is $1 million versus a decrease of $2 million for the year ended December 31, 2004.

Assumptions

The weighted average assumptions used to determine the projected accumulated benefit obligations are as follows:

	December 31,
	2005	2004
Discount rate	5.50%	5.75%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%

The weighted average assumptions used to determine the net periodic pension cost are as follows:

	December 31,
	2005	2004
Discount rate	5.75%	6.25%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%

To develop the expected long-term rate of return on assets assumption for the portfolio, the Company considered the expected return for each asset class in proportion with the target asset allocation, selecting 8.50 percent for the expected return on plan assets.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

17. Benefit Plans (Continued)

Plan Assets

The weighted average asset allocations at December 31, 2005 and 2004, by asset category, are as follows:

	December 31,
	2005	2004
Asset Category
Equity securities	62%	69%
Fixed income securities	21	10
Cash equivalents	17	21
Total	100%	100%

Investment Policy and Strategy

The principle objectives of the asset allocation policy are to maximize return while preserving principal during declining phases of the market cycle and to maintain cash reserves sufficient to assure timely payment of benefit obligations. A maximum of 85 percent of the plan’s assets can be invested in equity securities with the balance in fixed income securities and cash equivalents. Each of the plan’s U.S. equity focused fund managers follows a value oriented investment strategy. The current money market position is being held for benefit payments and in anticipation of allocating funds to an international fund manager once the final selection is made.

Cash Flows

The Company did not contribute to its qualified pension plan in 2005 and does not expect to contribute in 2006. There are no plan assets in the nonqualified plans due to the nature of the plans, and benefits are paid from corporate assets when due to the participant. It is estimated that approximately $1 million will be paid in 2006 for these benefits.

Estimated Future Benefit Payments

The following qualified and nonqualified plan benefit payments, which reflect future service as appropriate, are expected to be paid:

2006	$14,577
2007	14,730
2008	16,266
2009	16,449
2010	16,742
2011 – 2015	80,165

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

17. Benefit Plans (Continued)

401(k) Plans

The Company maintains two safe harbor 401(k) savings plans as defined contribution plans intended to qualify under section 401(k) of the Internal Revenue Code. The Sallie Mae 401(k) Savings Plan covers substantially all employees of the Company outside of Debt Management Operations. Participating employees as of July 1, 2005 may contribute up to 75 percent of eligible compensation; between July 1, 2004 and June 30, 2005 the maximum deferral percentage was 25 percent, and prior to July 1, 2004 the maximum deferral was 10 percent of eligible compensation. Up to 6 percent of these contributions are matched 100 percent by the Company after one year of service. Effective July 1, 2004, in conjunction with the defined benefit plan change, certain eligible employees began receiving a 2 percent core employer contribution. As additional employees phase out of the Pension Plans, they will begin receiving the 2 percent core employer contribution.

The Sallie Mae DMO 401(k) Savings Plan (“DMO Plan”) covers substantially all employees of Debt Management Operations. Eligible employees can contribute up to 75 percent of eligible compensation as of July 1, 2005 and up to 25 percent of eligible compensation between July 1, 2004 and July 1, 2005. The DMO Plan has a match formula of up to 100 percent on the first 3 percent of contributions and 50 percent on the next 2 percent of contributions after one year of service.

The Company also maintains a non-qualified plan to ensure that designated participants receive the full amount of benefits to which they would have been entitled under the 401(k) Plan except for limits on compensation imposed by the Internal Revenue Code.

Total expenses related to the 401(k) plans were $18 million, $19 million and $17 million in 2005, 2004 and 2003, respectively. This included discretionary shared success contributions by the company of $6 million and $5 million in 2004 and 2003, respectively. As a result of the July 2004 benefit plan changes the Company made no discretionary employer contribution in 2005.

18. Segment Reporting

The Company has two primary operating segments as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”—the Lending and DMO segments. The Lending and DMO operating segments meet the quantitative thresholds for reportable segments identified in SFAS No. 131. Accordingly, the results of operations of the Company’s Lending and DMO operating segments are presented below. The Company has smaller operating segments including the Guarantor Servicing and Student Loan Servicing operating segments as well as certain other products and services provided to colleges and universities which do not meet the quantitative thresholds identified in SFAS No. 131. Therefore, the results of operations for these operating segments and the revenues and expenses associated with these other products and services are combined with corporate overhead and other corporate activities within the Corporate and Other reporting segment.

The management reporting process measures the performance of the Company’s operating segments based on the management structure of the Company as well as the methodology used by management to evaluate performance and allocate resources. Management, including the Company’s chief operating decision maker, evaluates the performance of the Company’s operating segments based on their profitability. As discussed further below, management measures the profitability of the Company’s

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

18. Segment Reporting (Continued)

operating segments based on “core earnings.” Accordingly, information regarding the Company’s reportable segments is provided based on “core earnings.” The Company’s “core earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. “Core earnings” reflect only current period adjustments to GAAP as described below. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. Intersegment revenues and expenses are netted within the appropriate financial statement line items consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.

The Company’s principal operations are located in the United States, and its results of operations and long-lived assets in geographic regions outside of the United States are not significant. In the Lending segment, no individual customer accounted for more than 10 percent of its total revenue during the years ended December 31, 2005, 2004 and 2003. USA Funds is the Company’s largest customer in both the DMO and Corporate and Other segments. During the years ended December 31, 2005, 2004 and 2003, USA Funds accounted for 36 percent, 44 percent and 44 percent, respectively, of the aggregate revenues generated by the Company’s DMO and Corporate and Other reportable segments. No other customers accounted for more than 10 percent of total revenues in those segments for the years mentioned.

Lending

In the Company’s Lending operating segment, the Company originates and acquires both federally guaranteed student loans, which are administered by ED in the FFELP, and Private Education Loans, which are not federally guaranteed. Private Education Loans are primarily used by borrowers to supplement FFELP loans to meet the rising cost of education. The Company owns and manages student loans for over nine million borrowers totaling $122 billion at December 31, 2005, of which $106 billion or 87 percent are federally insured. In addition to education lending, the Company also originates mortgage and consumer loans with the intent of selling the majority of such loans. In 2005, the Company originated $2 billion in mortgage and consumer loans and its mortgage and consumer loan portfolio totaled $594 million at December 31, 2005, of which $215 million pertains to mortgages in the held for sale portfolio.

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

18. Segment Reporting (Continued)

risk through industry tested loan underwriting standards and a combination of higher interest rates and loan origination fees that compensate the Company for the higher risk.

DMO

The Company provides a wide range of accounts receivable and collection services through six operating units that comprise its DMO operating segment. These services include defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, student loan default aversion services, and accounts receivable management and collection for purchased portfolios of receivables that have been charged off by their original creditors, as well as sub-performing and nonperforming mortgage loans. The Company’s DMO operating segment primarily serves the student loan marketplace through a broad array of default management services on a contingency fee or other pay for performance basis to six FFELP guarantors and for campus based programs.

In addition to collecting on its own purchased receivables and mortgage loans, the DMO operating segment provides receivable management and collection services for large federal agencies, credit card clients and other holders of consumer debt.

Corporate and Other

The Company’s Corporate and Other reportable segment includes the aggregate activity of its smaller operating segments including its Guarantor Servicing and Loan Servicing operating segments, other products and services, as well as corporate overhead.

In the Guarantor Servicing operating segment, the Company provides a full complement of administrative services to FFELP guarantors including guarantee issuance, account maintenance, and guarantee fulfillment. In the Loan Servicing operating segment, the Company provides a full complement of activities required to service student loans on behalf of lenders who are unrelated to the Company. Such servicing activities generally commence once a loan has been fully disbursed and include sending out payment coupons to borrowers, processing borrower payments, originating and disbursing consolidation loans on behalf of the lender, and other administrative activities required by ED. The Company’s other products and services include comprehensive financing and loan delivery solutions that it provides to college financial aid offices and students to streamline the financial aid process. Corporate overhead includes all of the typical headquarter functions such as executive management, accounting and finance, human resources and marketing.

Financial Highlights

The tables below include the condensed operating results for each of the Company’s reportable segments. Management, including the “chief operating decision maker,” evaluates the Company on certain non-GAAP performance measures that the Company refers to as “core earnings” for each operating segment. While “core earnings” are not a substitute for reported results under GAAP, the Company relies on “core earnings” to manage each operating segment because it believes these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

18. Segment Reporting (Continued)

“Core earnings” are the primary financial performance measures used by management to develop the Company’s financial plans, track results, and establish corporate performance targets and incentive compensation. Management believes this information provides additional insight into the financial performance of the core business activities of its operating segments. Accordingly, the tables presented below reflect “core earnings” operating measures reviewed and utilized by management to manage the business. Reconciliation of the segment totals to the Company’s consolidated operating results in accordance with GAAP are also included in the tables below.

Segment Results and Reconciliations to GAAP

	Year ended December 31, 2005
(Dollars in millions)	Lending	DMO	Corporate and Other	Segment Totals	Adjustments	Total GAAP
Interest income:
FFELP Stafford and Other Student Loans	$2,298	$—	$—	$2,298	$(1,283)	$1,015
Consolidation Loans	3,014	—	—	3,014	(514)	2,500
Private Education Loans	1,160	—	—	1,160	(526)	634
Other loans	85	—	—	85	—	85
Cash and investments	401	—	—	401	(125)	276
Total interest income	6,958	—	—	6,958	(2,448)	4,510
Total interest expense	4,823	—	—	4,823	(1,764)	3,059
Net interest income	2,135	—	—	2,135	(684)	1,451
Less: provisions for losses	138	—	—	138	65	203
Net interest income after provisions for losses	1,997	—	—	1,997	(749)	1,248
Fee income	—	360	115	475	—	475
Collections revenue	—	167	—	167	—	167
Other income	110	—	126	236	1,129	1,365
Operating expenses	479	283	308	1,070	68	1,138
Income tax expense (benefit)(1)	602	91	(25)	668	61	729
Minority interest in net earnings of subsidiaries	2	4	—	6	—	6
Net income (loss)	$1,024	$149	$(42)	$1,131	$251	$1,382

(1)                Income taxes are based on a percentage of net income before tax for the individual reportable segments.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

18. Segment Reporting (Continued)

	Year ended December 31, 2004
(Dollars in millions)	Lending	DMO	Corporate and Other	Segment Totals	Adjustments	Total GAAP
Interest income:
FFELP Stafford and Other Student Loans	$1,715	$—	$—	$1,715	$(990)	$725
Consolidation Loans	1,473	—	—	1,473	(108)	1,365
Private Education Loans	613	—	—	613	(277)	336
Other loans	74	—	—	74	—	74
Cash and investments	267	—	—	267	(34)	233
Total interest income	4,142	—	—	4,142	(1,409)	2,733
Total interest expense	2,320	—	—	2,320	(886)	1,434
Net interest income	1,822	—	—	1,822	(523)	1,299
Less: provisions for losses	114	—	—	114	(3)	111
Net interest income after provisions for losses	1,708	—	—	1,708	(520)	1,188
Fee income	—	300	120	420	—	420
Collections revenue	—	39	—	39	—	39
Other income	131	—	130	261	1,765	2,026
Loss on GSE debt and extinguishment	221	—	—	221	—	221
Operating expenses	409	159	291	859	36	895
Income tax expense (benefit)(1)	430	65	(15)	480	162	642
Minority interest in net earnings of subsidiaries	—	1	—	1	—	1
Net income (loss)	$779	$114	$(26)	$867	$1,047	$1,914

	Year Ended December 31, 2003
(Dollars in millions)	Lending	DMO	Corporate and Other	Segment Totals	Adjustments	Total GAAP
Interest income:
FFELP Stafford and Other Student Loans	$1,494	$—	$—	$1,494	$(839)	$655
Consolidation Loans	1,172	—	—	1,172	(14)	1,158
Private Education Loans	427	—	—	427	(120)	307
Other loans	77	—	—	77	—	77
Cash and investments	163	—	—	163	(12)	151
Total interest income	3,333	—	—	3,333	(985)	2,348
Total interest expense	1,681	—	—	1,681	(659)	1,022
Net interest income	1,652	—	—	1,652	(326)	1,326
Less: provisions for losses	130	—	—	130	17	147
Net interest income after provisions for losses	1,522	—	—	1,522	(343)	1,179
Fee income	—	259	128	387	—	387
Other income	121	—	123	244	1,168	1,412
Operating expenses	414	123	231	768	27	795
Income tax expense(1)	407	45	7	459	320	779
Cumulative effect of accounting change	—	—	—	—	130	130
Net income	$822	$91	$13	$926	$608	$1,534

(1)                Income taxes are based on a percentage of net income before tax for the individual reportable segment.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

18. Segment Reporting (Continued)

The adjustments required to reconcile from the Company’s “core earnings” measures to its GAAP results of operations relate to differing treatments for securitization transactions, derivatives, floor income related to the Company’s student loans, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects aggregate adjustments associated with these areas for the years ended December 31, 2005, 2004, and 2003.

	Years ended December 31,
	2005	2004	2003
(Dollars in millions)
Segment reporting adjustments to GAAP:
Net impact of securitization accounting(1)	$(60)	$(152)	$300
Net impact of derivative accounting(2)	637	1,553	502
Net impact of Floor Income(3)	(204)	(156)	23
Amortization of acquired intangibles(4)	(61)	(36)	(27)
Net tax effect(5)	(61)	(162)	(320)
Cumulative effect of accounting change(6)	—	—	130
Total segment reporting adjustments to GAAP	$251	$1,047	$608

(1)                Securitization accounting: Under GAAP, certain securitization transactions in the Company’s Lending segment are accounted for as sales of assets. Under the “core earnings” for the Lending segment, the Company presents all securitization transactions on a Managed Basis as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions as well as ongoing “servicing and securitization revenue” presented in accordance with GAAP are excluded from the “core earnings” and replaced by the interest income, provisions for loan losses, and interest expense as they are earned or incurred on the securitization loans. The Company also excludes transactions with its off-balance sheet trusts from “core earnings” as they are considered intercompany transactions on a Managed Basis.

(2)                Derivative accounting: “Core earnings” exclude periodic unrealized gains and losses arising primarily in the Company’s Lending business segment, and to a lesser degree in its Corporate and Other business segment, that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 on derivatives that do not qualify for “hedge treatment” under GAAP. Under “core earnings,” the Company recognizes the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. “Core earnings” also exclude the gain or loss on equity forward contracts that, under SFAS No. 133, are required to be accounted for as derivatives and are marked-to-market through earnings.

(3)                Floor income: The timing and amount (if any) of Floor Income earned in the Company’s Lending segment is uncertain and in excess of expected spreads and, therefore, the Company excludes such income from its “core earnings” when it is not economically hedged. The Company employs derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above in “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges and therefore under GAAP are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line on the income statement with no offsetting gain or loss recorded for the economically hedged items. For “core earnings” under the Lending segment, the Company reverses the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

18. Segment Reporting (Continued)

and include the amortization of net premiums received (net of Eurodollar futures contracts’ realized gains or losses) in income.

(4)                Other items: The Company excludes amortization of acquired intangibles.

(5)                Such tax effect is based upon the Company’s “core earnings” effective tax rate for the year. The net tax effect results primarily from the exclusion of the permanent income tax impact of the equity forward contracts.

(6)                For the year ended December 31, 2003, upon the adoption of SFAS No. 150, the Company also excluded a gain of $130 million which was reflected as a “cumulative effect of accounting change” in the consolidated statements of income.

19. Income Taxes

Reconciliations of the statutory U.S. federal income tax rates to the Company’s effective tax rate follow:

	Years ended December 31,
	2005	2004	2003
Statutory rate	35.0%	35.0%	35.0%
Equity forward contracts	(2.0)	(10.4)	1.1
State tax, net of federal benefit	1.2	.5	.3
Other, net	.2	—	(.7)
Effective tax rate	34.4%	25.1%	35.7%

Income tax expense for the years ended December 31, 2005, 2004, and 2003 consists of:

	December 31,
	2005	2004	2003
Current provision:
Federal	$768,865	$375,496	$684,065
State	34,798	7,982	27,400
Total current provision	803,663	383,478	711,465
Deferred provision/(benefit):
Federal	(80,077)	248,776	87,086
State	5,181	10,435	(19,171)
Total deferred provision/(benefit)	(74,896)	259,211	67,915
Provision for income tax expense	$728,767	$642,689	$779,380

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

19. Income Taxes (Continued)

At December 31, 2005 and 2004, the tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
	2005	2004
Deferred tax assets:
Loan reserves	$208,343	$138,305
Market value adjustments on investments	184,313	267,383
Deferred revenue	138,102	10,238
Accrued expenses not currently deductible	61,780	57,983
Warrants issuance	49,448	57,081
Partnership income	35,568	35,853
Loan origination services	17,706	22,835
In-substance defeasance transactions	4,718	24,117
Other	30,259	60,873
Total deferred tax assets	730,237	674,668
Deferred tax liabilities:
Unrealized investment gains recorded to other comprehensive income	197,834	238,396
Leases	155,889	206,559
Securitization transactions	132,879	98,174
Depreciation/amortization	51,987	87,335
Contingent payment and debt instruments	78,934	62,006
Other	10,128	8,297
Total deferred tax liabilities	627,651	700,767
Net deferred tax assets/(liabilities)	$102,586	$(26,099)

In the above table, unrealized investment gains recorded to other comprehensive income and market adjustments on investments are separately stated. Historically, these items have been presented on a combined basis.

Also included in the other deferred tax assets is a valuation allowance of $0 and $1,831 as of December 31, 2005 and 2004, respectively, against the Company’s state deferred tax assets. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which the temporary differences become deductible. Management primarily considers the scheduled reversals of deferred tax liabilities and the history of positive taxable income in making this determination. During 2005, it was determined that the subsidiary with the valuation allowance now has sufficient taxable income to realize the benefit of its deferred tax assets and the existing allowance was released.

As of December 31, 2005, the Company has apportioned state net operating loss carryforwards of $133,593 which begin to expire in 2006.

In 2004, the Company and the IRS reached an agreement with respect to the one outstanding issue associated with the review of the Company’s 1994 and 1995 income tax returns. In addition, during 2004, the Company and the IRS reached an agreement with regard to all but one issue associated with the review

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

19. Income Taxes (Continued)

of the Company’s 1996 through 1999 income tax returns. The one unresolved issue from the 1996 through 1999 review has been appealed through the IRS’ administrative appeals process. The IRS is currently completing its examination of the Company’s 2000 through 2002 income tax returns.

20. Quarterly Financial Information (unaudited)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$346,760	$329,788	$384,764	$390,133
Less: provisions for losses	46,523	78,948	12,217	65,318
Net interest income after provisions for losses	300,237	250,840	372,547	324,815
Gains (losses) on derivative and hedging activities, net	(34,251)	(105,940)	316,469	70,270
Other income	408,349	617,836	185,145	549,474
Operating expenses	262,291	287,413	291,961	296,663
Income taxes	186,466	176,573	149,821	215,907
Minority interest in net earnings of subsidiaries	2,194	2,235	1,029	954
Net income	223,384	296,515	431,350	431,035
Preferred stock dividends	2,875	3,908	7,288	7,832
Net income attributable to common stock	$220,509	$292,607	$424,062	$423,203
Basic earnings per common share	$.52	$.70	$1.02	$1.02
Diluted earnings per common share	$.49	$.66	$.95	$.96

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

20. Quarterly Financial Information (unaudited) (Continued)

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net interest income	$321,715	$332,607	$312,943	$332,034
Less: provisions for losses	39,818	28,344	10,930	31,974
Net interest income after provisions for losses	281,897	304,263	302,013	300,060
Gains (losses) on derivative and hedging activities, net	(116,743)	386,147	73,000	506,637
Other income	424,466	483,354	392,463	335,208
Operating expenses	208,877	206,051	313,762	387,090
Income taxes	89,278	352,787	97,136	103,488
Minority interest in net earnings of subsidiaries	—	—	—	1,026
Net income	291,465	614,926	356,578	650,301
Preferred stock dividends	2,886	2,864	2,875	2,876
Net income attributable to common stock	$288,579	$612,062	$353,703	$647,425
Basic earnings per common share	$.65	$1.39	$.81	$1.52
Diluted earnings per common share	$.61	$1.29	$.76	$1.40

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

•       Federal PLUS Loans to graduate or professional students (effective July 1, 2006) or parents of dependent students whose estimated costs of attending school exceed other available financial aid; and

•       Consolidation Loans, which consolidate into a single loan a borrower’s obligations under various federally authorized student loan programs.

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

Legislative Matters

The FFELP is subject to comprehensive reauthorization at least every 5 years and to frequent statutory and regulatory changes. The most recent reauthorization was the Higher Education Reconciliation Act of 2005, which was signed into law February 8, 2006 as part of the Deficit Reduction Act, Public Law 109-171. Other recent amendments since the program was previously reauthorized by the Higher Education Amendments of 1998, include the Ticket to Work and Work Incentives Improvement Act of 1999, by Public Law 106-554 (December 21, 2000), the Consolidated Appropriations Act of 2001, by Public Law 107-139, (February 8, 2002) by Public Law 108-98 (October 10, 2003), and by Public Law 108-409 (October 30, 2004).

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

The 2000 act changed the financial index on which the interest rate for some borrowers of SLS and PLUS loans are computed. The index was changed from the 1-year Treasury bill rate to the weekly average one-year constant maturity Treasury yield. The 2002 act changed the interest rate paid by borrowers beginning in fiscal year 2006 to a fixed rate of 6.8 percent for Stafford loans and 7.9 percent for PLUS loans, which has since been increased to 8.5% by the Higher Education Reconciliation Act of 2005.

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

The Higher Education Reconciliation Act of 2005 reauthorized the loan programs of the Higher Education Act (HEA) through September 30, 2012. Major provisions, which become effective July 1, 2006 (unless stated otherwise), include:

•       Maintains the scheduled change to a fixed 6.8 percent interest rate for Stafford loans.

•       Increases the scheduled change to a fixed PLUS interest rate from 7.9 percent to 8.5 percent.

•       Permanently modifies the minimum special allowance calculation for loans made with proceeds of tax-exempt obligations.

•       Requires submission of floor income to the government on loans made on or after April 1, 2006.

•       Repeals limitations on special allowance for PLUS loans made on and after January 1, 2000.

•       Increases first and second year Stafford loan limits from $2,625 and $3,500 to $3,500 and $4,500 respectively (effective July 1, 2007).

•       Increases graduate and professional student unsubsidized Stafford loan limits from $10,000 to $12,000 (effective July 1, 2007).

•       Authorizes graduate and professional students to borrow PLUS loans.

•       Reduces insurance from 98 percent to 97 percent for new loans beginning July 1, 2006.

•       Phases out the Stafford loan origination fee by 2010.

•       Reduces insurance for exceptional performers from 100 percent to 99 percent.

•       Repeals in-school consolidation, spousal consolidation, reconsolidation, and aligns loan consolidation terms in the FFELP and FDLP.

•       Mandates the deposit of a one percent federal default fee into a guaranty agency’s Federal Fund, which may be deducted from loan proceeds.

•       Repeals the guaranty agency Account Maintenance Fee cap (effective FY 2007).

•       Reduces guarantor retention of collection fees on defaulted consolidation loans from 18.5 percent to 10 percent (effective October 1, 2006).

•       Provides a discharge for loans that are falsely certified as a result of identity theft.

•       Provides 100 percent insurance on ineligible loans due to false or erroneous information on loans made on or after July 1, 2006.

•       Allows for a 3-year military deferment for a borrower’s loans made on or after July 1, 2001.

•       Reduces the monthly payment remittance needed to rehabilitate defaulted loans from 12 to 9.

•       Increases from 10 percent to 15 percent the amount of disposable pay a guaranty agency may garnish without borrower consent.

•       Streamlines mandatory forbearances to accommodate verbal requests.

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

Financial Need Analysis

Subject to program limits and conditions, student loans generally are made in amounts sufficient to cover the student’s estimated costs of attending school, including tuition and fees, books, supplies, room and board, transportation and miscellaneous personal expenses as determined by the institution. Generally, each loan applicant (and parents in the case of a dependent child) must undergo a financial need analysis. This requires the applicant (and parents in the case of a dependent child) to submit financial data to a federal processor. The federal processor evaluates the parents’ and student’s financial condition under federal guidelines and calculates the amount that the student and the family are expected to contribute towards the student’s cost of education. After receiving information on the family contribution, the institution then subtracts the family contribution from the student’s estimated costs of attending to determine the student’s need for financial aid. Some of this need may be met by grants, scholarships, institutional loans and work assistance. A student’s “unmet need” is further reduced by the amount of loans for which the borrower is eligible.

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

•       Special allowance payments are available on variable rate PLUS Loans and SLS Loans only if the variable rate, which is reset annually, exceeds the applicable maximum borrower rate. Effective July 1, 2006, this limitation on special allowance for PLUS loans made on and after January 1, 2000 is repealed. The variable rate is based on the weekly average one-year constant maturity Treasury yield for loans made before July 1, 1998 and based on the 91-day Treasury bill for loans made on or after July 1, 1998. The maximum borrower rate for these loans is between 9 percent and 12 percent.

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

Trigger Date	Borrower Rate	Maximum Borrower Rate	Interest Rate Margin
Before 01/01/81	7%	7%	N/A
From 01/01/81 through
09/12/83	9%	9%	N/A
From 09/13/83 through
06/30/88	8%	8%	N/A
From 07/01/88 through
09/30/92	8% for 48 months; thereafter,	8% for 48 months,	3.25% for loans made
	91-day Treasury + Interest Rate Margin	then 10%	before 7/23/92 and for loans made on or before 10/1/92 to new student borrowers; 3.10% for loans made after 7/23/92 and before 7/1/94 to borrowers with outstanding FFELP loans
From 10/01/92 through
06/30/94	91-day Treasury +	9%	3.10%
	Interest Rate Margin
From 07/01/94 through
06/30/95	91-day Treasury +	8.25%	3.10%
	Interest Rate Margin
From 07/01/95 through
06/30/98	91-day Treasury +	8.25%	2.50% (In-School,
	Interest Rate Margin		Grace or Deferment);
			3.10% (Repayment)
From 07/01/98 through
06/30/06	91-day Treasury +	8.25%	1.70% (In-School,
	Interest Rate Margin		Grace or Deferment);
			2.30% (Repayment)
From 07/01/06	6.8%	6.8%	N/A

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

				Independent Students
Borrower’s Academic Level Base Amount Subsidized and Unsubsidized On or After 10/1/93	Subsidized On or After 1/1/87	All Students Subsidized and Unsubsidized On or After 10/1/93		Additional Unsubsidized Only On or After 7/1/94		Maximum Annual Total Amount
Undergraduate (per year):
1st year	$2,625	$2,625	*	$4,000		$6,625
2nd year	$2,625	$3,500	*	$4,000		$7,500
3rd year and above	$4,000	$5,500		$5,000	**	$10,500
Graduate (per year)	$7,500	$8,500		$10,000	*	$18,500
Aggregate Limit:
Undergraduate	$17,250	$23,000		$23,000		$46,000
Graduate (including undergraduate)	$54,750	$65,500		$73,000		$138,500

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

*                    Effective July 1, 2007, first and second year Stafford loan limits increase from $2,625 and $3,500 to $3,500 and $4,500 respectively, and graduate and professional student unsubsidized Stafford loan limits increase from $10,000 to $12,000.

**             Effective July 1, 2007 the annual unsubsidized Stafford loan limit for students taking coursework necessary for enrollment in a graduate or professional program is increased from $5,000 to $7,000.

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

For borrowers whose first loans are disbursed on or after July 1, 1993, repayment of principal may be deferred while the borrower returns to school at least half-time. Additional deferrals are available, when the borrower is:

•       enrolled in an approved graduate fellowship program or rehabilitation program; or

•       seeking, but unable to find, full-time employment (subject to a maximum deferment of 3 years); or

•       having an economic hardship, as defined in the Act (subject to a maximum deferment of 3 years); or

•       serving on active duty during a war or other military operation or national emergency, or performing qualifying National Guard duty during a war or other military operation or national emergency (subject to a maximum deferment of 3 years, and effective July 1, 2006 on loans made on or after July 1, 2001).

The Higher Education Act also permits, and in some cases requires, “forbearance” periods from loan collection in some circumstances. Interest that accrues during forbearance is never subsidized. Interest that accrues during deferment periods may be subsidized.

PLUS and SLS Loan Programs

The Higher Education Act authorizes PLUS Loans to be made to graduate or professional students (effective July 1, 2006) and parents of eligible dependent students and previously authorized SLS Loans to be made to the categories of students now served by the Unsubsidized Stafford Loan program. Only borrowers who have no adverse credit history or who are able to secure an endorser without an adverse credit history are eligible for PLUS Loans. The basic provisions applicable to PLUS and SLS Loans are similar to those of Stafford Loans for federal insurance and reinsurance. However, interest subsidy payments are not available under the PLUS and SLS programs and, in some instances, special allowance payments are more restricted.

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

Trigger Date	Borrower Rate	Maximum Borrower Rate	Interest Rate Margin
Before 10/01/81	9%	9%	N/A
From 10/01/81 through 10/30/82	14%	14%	N/A
From 11/01/82 through 06/30/87	12%	12%	N/A
From 07/01/87 through 09/30/92	1-year Index + Interest Rate Margin	12%	3.25%
From 10/01/92 through 06/30/94	1-year Index + Interest Rate Margin	PLUS 10%, SLS 11%	3.10%
From 07/01/94 through 06/30/98	1-year Index + Interest Rate Margin	9%	3.10%
From 6/30/98 through 06/30/06	91-day Treasury + Interest Rate Margin	9%	3.10%
From 07/01/06	8.5%	8.5%	N/A

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

Effective July 1, 2006, this limitation on special allowance for PLUS loans made on and after January 1, 2000 is repealed.

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

A borrower must begin to repay his Consolidation Loan within 60 days after his consolidated loans have been discharged. For applications received on or after January 1, 1993, repayment schedule options include graduated, income-sensitive, and extended (for new borrowers on or after October 7, 1998) repayment plans, and loans are repaid over periods determined by the sum of the Consolidation Loan and the amount of the borrower’s other eligible student loans outstanding. The maximum maturity schedule is 30 years for indebtedness of $60,000 or more.

Guarantee Agencies under the FFELP

Under the FFELP, guarantee agencies guarantee (or insure) loans made by eligible lending institutions. Student loans are guaranteed as to 100 percent of principal and accrued interest against death or discharge. Guarantee agencies also guarantee lenders against default. For loans that were made before October 1, 1993, lenders are insured for 100 percent of the principal and unpaid accrued interest. Since October 1, 1993, lenders are insured for 98 percent of principal and all unpaid accrued interest or 100 percent of principal and all unpaid accrued interest if it receives an Exceptional Performance designation by the Department of Education. Insurance for loans made on or after July 1, 2006 is reduced from 98 percent to 97 percent, and insurance for claim requests on or after July 1, 2006 under an Exceptional Performance designation is reduced from 100 percent to 99 percent.

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

A lender may submit a default claim to the guarantor after a student loan has been delinquent for at least 270 days. The guarantor must review and pay the claim within 90 days after the lender filed it. The guarantor will pay the lender interest accrued on the loan for up to 450 days after delinquency. The guarantor must file a reimbursement claim with the Department within 45 days (reduced to 30 days July 1, 2006) after the guarantor paid the lender for the default claim. Following payment of claims, the guarantor endeavors to collect the loan. Guarantors also must meet statutory and regulatory requirements for collecting loans.

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

Rehabilitation of Defaulted Loans

The Department of Education is authorized to enter into agreements with the guarantor under which the guarantor may sell defaulted loans that are eligible for rehabilitation to an eligible lender. For a loan to be eligible for rehabilitation, the guarantor must have received reasonable and affordable payments for 12 months (reduced to 9 payments in 10 months effective July 1, 2006), then the borrower may request that the loan be rehabilitated. Because monthly payments are usually greater after rehabilitation, not all borrowers opt for rehabilitation. Upon rehabilitation, a borrower is again eligible for all the benefits under the Higher Education Act for which he or she is not eligible as a default, such as new federal aid, and the negative credit record is expunged. No student loan may be rehabilitated more than once.

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

Source	Basis
Insurance Premium	Up to 1% of the principal amount guaranteed, withheld
(Changes to Federal Default Fee July 1, 2006)	from the proceeds of each loan disbursement.
Loan Processing and Issuance Fee	.4% of the principal amount guaranteed in each fiscal year, paid by the Department of Education.
Account Maintenance Fee	.10% of the original principal amount of loans outstanding, paid by the Department of Education.
Default Aversion Fee

1% of the outstanding amount of loans submitted by a lender for default aversion assistance, minus 1% of the unpaid principal and interest paid on default claims, which is, paid once per loan by transfers out of the Student Loan Reserve Fund.

Collection Retention

23% of the amount collected on loans on which reinsurance has been paid (18.5% collected for a defaulted loan that is purchased by a lender for rehabilitation or consolidation), withheld from gross receipts. Guarantor retention of collection fees on defaulted consolidation loans is reduced from 18.5% to 10% (effective October 1, 2006), and reduced to zero beginning October 1, 2009 on default consolidations that exceed 45 percent of an agency’s total collections on defaulted loans.

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