Form 10-Q
period 2006-03-31
SLM CORP
filed 2006-05-10
CIK 1032033

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006 or
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2006
Common Stock, $.20 par value	410,866,831 shares

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

        Consolidation Loans—Under both the Federal Family Education Loan Program ("FFELP") and the William D. Ford Federal Direct Student Loan Program ("FDLP"), borrowers with eligible student loans may consolidate them into one note with one lender and convert the variable interest rates on the loans being consolidated into a fixed rate for the life of the loan. The new note is considered a Consolidation Loan. Typically a borrower can consolidate his student loans only once unless the borrower has another eligible loan to consolidate with the existing Consolidation Loan. FFELP Consolidation Loan borrowers can reconsolidate their FFELP Consolidation Loan into a FDLP Consolidation Loan under certain conditions. The borrower rate on a Consolidation Loan is fixed for the term of the loan and is set by the weighted average interest rate of the loans being consolidated, rounded up to the nearest 1/8th of a percent, not to exceed 8.25 percent. In low interest rate environments, Consolidation Loans provide an attractive refinancing opportunity to certain borrowers because they allow borrowers to consolidate variable rate loans into a long-term fixed rate loan. Holders of Consolidation Loans are eligible to earn interest under the Special Allowance Payment ("SAP") formula (see definition below).

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

        "Core"—In accordance with the Rules and Regulations of the Securities and Exchange Commission ("SEC"), we prepare financial statements in accordance with generally accepted accounting principles in the United States of America ("GAAP"). In addition to evaluating the Company's GAAP-based financial information, management evaluates the Company's business segments under certain non-GAAP performance measures that we refer to as "Core" performance measures for each business segment and we refer to these measures in our presentations with credit rating agencies and lenders. While "Core" results are not a substitute for reported results under GAAP, we rely on "Core" performance measures in operating each business segment because we believe these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.

        Our "Core" performance measures are the primary financial performance measures used by management to evaluate performance and to allocate resources. Accordingly, financial information is reported to management on a "Core" basis by reportable segment, as these are the measures used regularly by our chief operating decision maker. Our "Core" performance measures are used in developing our financial plans and tracking results, and also in establishing corporate performance targets and determining incentive compensation. Management believes this information provides additional insight into the financial performance of the Company's core business activities. Our "Core" performance measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. "Core" net income reflects only current period adjustments to GAAP net income as described below. Accordingly, the Company's "Core" presentation does not represent another comprehensive basis of accounting. See "MANAGEMENT'S DISCUSSION AND ANALYSIS—BUSINESS SEGMENTS—Alternative Performance Measures" for further discussion.

        Direct Loans—Student loans originated directly by ED under the FDLP.

        ED—The U.S. Department of Education.

        Embedded Fixed Rate/Variable Rate Floor Income—Embedded Floor Income is Floor Income (see definition below) that is earned on off-balance sheet student loans that are in securitization trusts sponsored by us. At the time of the securitization, the value of Embedded Fixed Rate Floor Income is included in the initial valuation of the Residual Interest (see definition below) and the gain or loss on sale of the student loans. Embedded Floor Income is also included in the quarterly fair value adjustments of the Residual Interest.

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

                    ________________

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

        Privatization Act—The Student Loan Marketing Association Reorganization Act of 1996.

        Reconciliation Legislation—The Higher Education Reconciliation Act of 2005, which reauthorized the student loan programs of the HEA and generally becomes effective as of July 1, 2006. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—RECENT DEVELOPMENTS—Reauthorization."

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

        Risk Sharing—When a FFELP loan defaults, the federal government guarantees 98 percent of the principal balance (97 percent on loans disbursed after July 1, 2006) plus accrued interest and the holder of the loan generally must absorb the two percent (three percent after July 1, 2006) not guaranteed as a Risk Sharing loss on the loan. FFELP student loans acquired after October 1, 1993 are subject to Risk Sharing on loan default claim payments unless the default results from the borrower's death, disability or bankruptcy. FFELP loans serviced by a servicer that has EP designation (see definition above) from ED are not subject to Risk Sharing for claims filed through July 1, 2006, and are subject to one-percent Risk Sharing for claims filed after July 1, 2006.

        Special Allowance Payment ("SAP")—FFELP student loans originated prior to July 1, 2006 generally earn interest at the greater of the borrower rate or a floating rate determined by reference to the average of the applicable floating rates (91-day Treasury bill rate or commercial paper) in a calendar quarter, plus a fixed spread that is dependent upon when the loan was originated and the loan's repayment status. If the resulting floating rate exceeds the borrower rate, ED pays the difference directly to us. This payment is referred to as the Special Allowance Payment or SAP and the formula used to determine the floating rate is the SAP formula. We refer to the fixed spread to the underlying index as the SAP spread. SAP are available on variable rate PLUS Loans and SLS Loans only if the variable rate, which is reset annually, exceeds the applicable maximum borrower rate. Effective July 1, 2006, this limitation on SAP for PLUS loans made on and after January 1, 2000 is repealed.

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

        Wind-Down—The dissolution of the GSE under the terms of the Privatization Act (see definitions above).

SLM CORPORATION
FORM 10-Q
INDEX
March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
FFELP Stafford and Other Student Loans (net of allowance for losses of $5,547 and $6,311, respectively)	$18,882,890	$19,988,116
Consolidation Loans (net of allowance for losses of $9,983 and $8,639, respectively)	53,450,647	54,858,676
Private Education Loans (net of allowance for losses of $232,147 and $204,112, respectively)	9,311,164	7,756,770
Other loans (net of allowance for losses of $15,081 and $16,180, respectively)	1,114,200	1,137,987
Investments
Available-for-sale	1,758,627	2,095,191
Other	305,664	273,808

Total investments	2,064,291	2,368,999
Cash and cash equivalents	2,285,378	2,498,655
Restricted cash and investments	3,065,148	3,300,102
Residual Interest in off-balance sheet securitized loans	2,487,117	2,406,222
Goodwill and acquired intangible assets, net	1,091,301	1,105,104
Other assets	4,013,450	3,918,053

Total assets	$97,765,586	$99,338,684

Liabilities
Short-term borrowings	$3,362,548	$3,809,655
Long-term borrowings	87,083,110	88,119,090
Other liabilities	3,555,318	3,609,332

Total liabilities	94,000,976	95,538,077

Commitments and contingencies
Minority interest in subsidiaries	9,682	9,182
Stockholders' equity
Preferred stock, par value $.20 per share, 20,000 shares authorized; Series A: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share; Series B: 4,000 and 4,000 shares issued, respectively, at stated value of $100 per share	565,000	565,000
Common stock, par value $.20 per share, 1,125,000 shares authorized; 429,329 and 426,484 shares issued, respectively	85,866	85,297
Additional paid-in capital	2,364,252	2,233,647
Accumulated other comprehensive income (net of tax of $174,283 and $197,834, respectively)	328,496	367,910
Retained earnings	1,163,570	1,111,743

Stockholders' equity before treasury stock	4,507,184	4,363,597
Common stock held in treasury at cost: 16,599 and 13,347 shares, respectively	752,256	572,172

Total stockholders' equity	3,754,928	3,791,425

Total liabilities and stockholders' equity	$97,765,586	$99,338,684

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Interest income:
FFELP Stafford and Other Student Loans	$298,500	$190,733
Consolidation Loans	821,335	508,421
Private Education Loans	241,353	129,616
Other loans	23,307	20,153
Cash and investments	95,810	62,049

Total interest income	1,480,305	910,972
Interest expense:
Short-term debt	49,235	30,206
Long-term debt	1,043,549	534,006

Total interest expense	1,092,784	564,212

Net interest income	387,521	346,760
Less: provisions for losses	60,319	46,523

Net interest income after provisions for losses	327,202	300,237

Other income:
Gains on student loan securitizations	30,023	49,894
Servicing and securitization revenue	98,931	142,961
Gains (losses) on derivative and hedging activities, net	(86,739)	(34,251)
Guarantor servicing fees	26,907	32,540
Debt management fees	91,612	85,752
Collections revenue	56,681	34,883
Other	68,428	62,319

Total other income	285,843	374,098
Operating expenses:
Salaries and benefits	175,340	146,932
Other	147,969	115,359

Total operating expenses	323,309	262,291

Income before income taxes and minority interest in net earnings of subsidiaries	289,736	412,044
Income taxes	137,045	186,466

Income before minority interest in net earnings of subsidiaries	152,691	225,578
Minority interest in net earnings of subsidiaries	1,090	2,194

Net income	151,601	223,384
Preferred stock dividends	8,301	2,875

Net income attributable to common stock	$143,300	$220,509

Basic earnings per common share	$.35	$.52

Average common shares outstanding	412,675	420,924

Diluted earnings per common share	$.34	$.49

Average common and common equivalent shares outstanding	422,974	463,014

Dividends per common share	$.22	$.19

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

		Common Stock Shares						Accumulated Other Comprehensive Income (Loss)
	Preferred Stock Shares				Preferred Stock	Common Stock	Additional Paid-In Capital		Retained Earnings	Treasury Stock	Total Stockholders' Equity
		Issued	Treasury	Outstanding
Balance at December 31, 2004	3,300,000	483,266,408	(59,634,019)	423,632,389	$165,000	$96,654	$1,905,460	$440,672	$2,521,740	$(2,027,222)	$3,102,304
Comprehensive income:
Net income									223,384		223,384
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(56,785)			(56,785)
Change in unrealized gains (losses) on derivatives, net of tax								(9,313)			(9,313)

Comprehensive income											157,286
Cash dividends:
Common stock ($.19 per share)									(79,933)		(79,933)
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)
Issuance of common shares		1,651,039	56,286	1,707,325		330	53,079			2,835	56,244
Tax benefit related to employee stock option and purchase plans							11,342				11,342
Repurchase of common shares:
Equity forwards:
Exercise cost, cash			(3,122,381)	(3,122,381)						(157,586)	(157,586)
Gain on settlement										(10,023)	(10,023)
Benefit plans			(235,993)	(235,993)						(11,777)	(11,777)

Balance at March 31, 2005	3,300,000	484,917,447	(62,936,107)	421,981,340	$165,000	$96,984	$1,969,881	$374,574	$2,662,316	$(2,203,773)	$3,064,982

Balance at December 31, 2005	7,300,000	426,483,527	(13,346,717)	413,136,810	$565,000	$85,297	$2,233,647	$367,910	$1,111,743	$(572,172)	$3,791,425
Comprehensive income:
Net income									151,601		151,601
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(44,950)			(44,950)
Change in unrealized gains (losses) on derivatives, net of tax								5,531			5,531
Minimum pension liability								5			5

Comprehensive income											112,187
Cash dividends:
Common stock ($.22 per share)									(91,473)		(91,473)
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)
Preferred stock, series B ($1.30 per share)									(5,267)		(5,267)
Issuance of common shares		2,845,835	46,002	2,891,837		569	103,385			2,568	106,522
Preferred stock issuance costs and related amortization							159		(159)		—
Tax benefit related to employee stock option and purchase plans							27,061				27,061
Repurchase of common shares:
Equity forwards:
Exercise cost, cash			(2,447,832)	(2,447,832)						(133,994)	(133,994)
Gain on settlement										(806)	(806)
Benefit plans			(850,608)	(850,608)						(47,852)	(47,852)

Balance at March 31, 2006	7,300,000	429,329,362	(16,599,155)	412,730,207	$565,000	$85,866	$2,364,252	$328,496	$1,163,570	$(752,256)	$3,754,928

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three months ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Operating activities
Net income	$151,601	$223,384
Adjustments to reconcile net income to net cash used in operating activities:
Gains on student loan securitizations	(30,023)	(49,894)
Unrealized (gains)/losses on derivative and hedging activities, excluding equity forwards	(83,332)	(196,516)
Unrealized (gains)/losses on derivative and hedging activities — equity forwards	122,411	108,307
Provisions for losses	60,319	46,523
Minority interest, net	(1,674)	(2,284)
Mortgage loans originated	(349,332)	(368,737)
Proceeds from sales of mortgage loans	368,008	280,793
Decrease (increase) in restricted cash	22,120	(103,246)
(Increase) in accrued interest receivable	(233,427)	(110,922)
Increase in accrued interest payable	30,253	7,195
Decrease in Retained Interest in off-balance sheet securitized loans, net	52,524	9,165
(Increase) decrease in other assets, goodwill and acquired intangible assets, net	(95,061)	53,637
(Decrease) in other liabilities	(214,854)	(29,932)

Total adjustments	(352,068)	(355,911)

Net cash used in operating activities	(200,467)	(132,527)

Investing activities
Student loans acquired	(8,336,703)	(7,396,513)
Loans purchased from securitized trusts (primarily loan consolidations)	(1,338,498)	(1,831,300)
Reduction of student loans:
Installment payments	2,213,562	1,419,656
Claims and resales	281,300	283,186
Proceeds from securitization of student loans treated as sales	7,985,275	3,544,305
Proceeds from sales of student loans	9,214	14,709
Other loans originated	(289,585)	(116,791)
Other loans repaid	295,396	156,589
Purchases of available-for-sale securities	(10,290,599)	(28,684,462)
Proceeds from sales of available-for-sale securities	—	841,797
Proceeds from maturities of available-for-sale securities	10,810,275	28,955,447
Purchases of held-to-maturity and other securities	(235,804)	(150,388)
Proceeds from maturities of held-to-maturity securities and other securities	191,556	155,973
Return of investment from Retained Interest	36,580	73,196

Net cash provided by (used in) investing activities	1,331,969	(2,734,596)

Financing activities
Short-term borrowings issued	15,294,416	4,568,130
Short-term borrowings repaid	(15,297,685)	(2,921,784)
Long-term borrowings issued	1,658,926	1,664,501
Long-term borrowings repaid	(1,800,449)	(2,559,972)
Borrowings collateralized by loans in trust — activity	(1,042,156)	(337,420)
Common stock issued	106,522	56,244
Common stock repurchased	(181,846)	(179,386)
Common dividends paid	(91,473)	(79,933)
Tax benefit from the exercise of stock-based awards	17,108	—
Preferred dividends paid	(8,142)	(2,875)

Net cash (used in) provided by financing activities	(1,344,779)	207,505

Net decrease in cash and cash equivalents	(213,277)	(2,659,618)
Cash and cash equivalents at beginning of period	2,498,655	3,395,487

Cash and cash equivalents at end of period	$2,285,378	$735,869

Cash disbursements made for:
Interest	$1,022,758	$437,243

Income taxes	$148,597	$12,384

See accompanying notes to consolidated financial statements.

SLM CORPORTION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information at March 31, 2006 and for the three months ended
March 31, 2006 and 2005 is unaudited)

(Dollars in thousands, except per share amounts, unless otherwise noted)

1.  Significant Accounting Policies

Basis of Presentation

        The accompanying unaudited, consolidated financial statements of SLM Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results for the year ending December 31, 2006. The consolidated balance sheet at December 31, 2005, as presented, was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the period ended December 31, 2005. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's 2005 Annual Report on Form 10-K.

Reclassifications

        Certain reclassifications have been made to the balances as of and for the three months ended March 31, 2005 to be consistent with classifications adopted for 2006.

Recently Issued Accounting Pronouncements

  Accounting for Servicing of Financial Assets

        In March 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets" which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement will be effective for the first fiscal year beginning after September 15, 2006.

        This statement:

  •
  Requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset as the result of i) a transfer of the servicer's financial assets that meet the requirement for sale accounting; ii) a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities"; or iii) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

  •
  Requires all separately recognized servicing assets or liabilities to be initially measured at fair value, if practicable.

  •
  Permits an entity to either i) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date (amortization method); or ii) measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur (fair value measurement method). The method must be chosen for each separately recognized class of servicing asset or liability.

  •
  At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value.

  •
  Requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and liabilities.

        The Company is currently evaluating this statement to assess its impact on the Company's financial statements.

  Accounting for Certain Hybrid Financial Instruments

        In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140. This statement will be effective for the first fiscal year beginning after September 15, 2006.

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

        The Company is currently evaluating this statement to assess its impact on the Company's financial statements.

  Share-Based Payment

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard is effective for public entities (excluding small business issuers) for the fiscal year beginning after June 15, 2005. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective transition method. Had the Company adopted SFAS No. 123(R) for the year ended December 31, 2005, its diluted earnings per share would have been $.08 lower.

Accounting for Stock-Based Compensation

        Prior to January 1, 2006, the Company accounted for its stock option plans using the intrinsic value method of accounting provided under APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Accordingly, for periods prior to January 1, 2006, share-based compensation was included as a pro forma disclosure in the financial statement footnotes.

        Using the modified prospective transition method of SFAS No. 123(R), the Company's compensation cost in the first quarter of 2006 includes: 1) compensation cost related to the remaining unvested portion of all share-based payments granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

        As a result of adopting SFAS No. 123(R), the Company's earnings before income taxes and net earnings for the quarter ended March 31, 2006 were $18 million and $11 million lower, respectively, than if it had continued to account for stock-based compensation under APB No. 25.

        SFAS No. 123(R) requires that the excess (windfall) tax benefits from tax deductions on the exercise of share-based payments exceeding the deferred tax assets from the cumulative compensation cost previously recognized be classified as cash inflows from financing activities in the consolidated statement of cash flows. Prior to the adoption of SFAS No. 123(R), the Company presented all excess tax benefits resulting from the exercise of share-based payments as operating cash flows. The excess tax benefit for the three months ended March 31, 2006 was $17 million.

        The following table provides pro forma net income and earnings per share had the Company applied the fair value method of SFAS No. 123(R) for the quarter ended March 31, 2005.

Three months ended March 31, 2005
Net income:
Reported net income	$220,509
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(9,781)

Pro forma net income	$210,728

Earnings per common share:
Reported basic earnings per common share	$.52

Pro forma basic earnings per common share	$.50

Reported diluted earnings per common share	$.49

Pro forma diluted earnings per common share	$.47

2.  Allowance for Student Loan Losses

      The Company's provisions for loan losses represent the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the student loan portfolios. The evaluation of the provisions for student loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. The Company believes that the allowance for student loan losses is appropriate to cover probable losses in the student loan portfolios.

        The following table summarizes changes in the allowance for student loan losses for both the Private Education Loan and federally insured student loan portfolios for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
Balance at beginning of period	$219,062	$179,664
Additions:
Provisions for student loan losses	57,799	43,144
Recoveries	6,389	4,908
Deductions:
Reductions for student loan sales and securitizations	(2,185)	—
Charge-offs	(33,388)	(29,987)

Balance at end of period	$247,677	$197,729

        In addition to the provisions for student loan losses, provisions for losses on other Company loans totaled $2 million and $3 million for the three months ended March 31, 2006 and 2005, respectively.

        The following table summarizes changes in the allowance for student loan losses for Private Education Loans for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
(Dollars in millions)
	2006	2005
Allowance at beginning of period	$204	$172
Provision for Private Education Loan losses	54	43
Charge-offs	(32)	(29)
Recoveries	6	5

Net charge-offs	(26)	(24)

Balance before securitization of Private Education Loans	232	191
Reduction for securitization of Private Education Loans	—	—

Allowance at end of period	$232	$191

Net charge-offs as a percentage of average loans in repayment (annualized)	2.83%	3.29%
Allowance as a percentage of the ending total loan balance	2.43%	2.84%
Allowance as a percentage of ending loans in repayment	5.96%	6.35%
Allowance coverage of net charge-offs (annualized)	2.17	1.99
Average total loans	$9,016	$6,266
Ending total loans	$9,543	$6,718
Average loans in repayment	$3,780	$2,924
Ending loans in repayment	$3,898	$3,005

  Delinquencies

        The table below presents the Company's Private Education Loan delinquency trends as of March 31, 2006 and 2005. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	March 31,
	2006		2005
(Dollars in millions)
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,573		$3,733
Loans in forbearance(2)	412		222
Loans in repayment and percentage of each status:
Loans current	3,487	89.4%	2,707	90.1%
Loans delinquent 31-60 days(3)	170	4.4	119	4.0
Loans delinquent 61-90 days(3)	106	2.7	70	2.3
Loans delinquent greater than 90 days(3)	135	3.5	109	3.6

Total Private Education Loans in repayment	3,898	100.0%	3,005	100.0%

Total Private Education Loans, gross	9,883		6,960
Private Education Loan unamortized discount	(340)		(242)

Total Private Education Loans	9,543		6,718
Private Education Loan allowance for losses	(232)		(191)

Private Education Loans, net	$9,311		$6,527

Percentage of Private Education Loans in repayment	39.4%		43.2%

Delinquencies as a percentage of Private Education Loans in repayment	10.6%		9.9%

(1)
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)
Loans for borrowers who have requested extension of grace period who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

3.  Goodwill and Acquired Intangible Assets

        Intangible assets include the following:

		As of March 31, 2006
(Dollars in millions)
	Average Amortization Period	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$256	$(83)	$173
Tax exempt bond funding(1)	10 years	67	(29)	38
Software and technology	7 years	80	(53)	27
Non-compete agreements	1 year	11	(9)	2

Total		414	(174)	240

Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	78	—	78

Total acquired intangible assets		$492	$(174)	$318

		As of December 31, 2005
(Dollars in millions)
	Average Amortization Period	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$256	$(76)	$180
Tax exempt bond funding(1)	10 years	67	(25)	42
Software and technology	7 years	80	(51)	29
Non-compete agreements	2 years	11	(8)	3

Total		414	(160)	254

Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	78	—	78

Total acquired intangible assets		$492	$(160)	$332

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

        The Company recorded amortization of $14 million and $13 million for the three months ended March 31, 2006 and 2005, respectively.

        A summary of changes in the Company's goodwill by reportable segment (see Note 11, "Segment Reporting") is as follows:

	March 31, 2006	December 31, 2005
(Dollars in millions)
Lending	$410	$410
Debt Management Operations	299	299
Corporate and Other	64	64

Total	$773	$773

        Acquisitions are accounted for under the purchase method of accounting as defined in SFAS No. 141, "Business Combinations." The Company allocates the purchase price to the fair value of the acquired tangible assets, liabilities and identifiable intangible assets as of the acquisition date as determined by an independent appraiser. Goodwill associated with the Company's acquisitions is reviewed for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," addressed further in Note 2, "Significant Accounting Policies," within the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

4.  Student Loan Securitization

Securitization Activity

        The Company securitizes its student loan assets and for transactions qualifying as sales retains a Residual Interest and servicing rights (as the Company retains the servicing responsibilities), all of which are referred to as the Company's Retained Interest in off-balance sheet securitized loans. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The investors of the securitization trusts have no recourse to the Company's other assets should there be a failure of the securitized student loans to pay when due.

        The following table summarizes the Company's securitization activity for the three months ended March 31, 2006 and 2005. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on balance sheet.

	Three months ended March 31,
	2006				2005
	No. of Transactions	Loan Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Loan Amount Securitized	Pre-Tax Gain	Gain %
(Dollars in millions)
FFELP Stafford/PLUS loans	2	$5,004	$17.3%		2	$3,530	$50	1.4%
Consolidation Loans	1	3,002	13.4		—	—	—	—
Private Education Loans	—	—	—	—	—	—	—	—

Total securitizations—sales	3	8,006	$30.4%		2	3,530	$50	1.4%

Consolidation Loans(1)	—	—			—	—

Total securitizations—financings	—	—			—	—

Total securitizations	3	$8,006			2	$3,530

(1)
In certain Consolidation Loan securitization structures, the Company holds certain rights that can affect the remarketing of certain bonds such that these securitizations did not qualify as qualifying special purpose entities ("QSPEs"). Accordingly, they are accounted for on-balance sheet as variable interest entities ("VIEs").

        The decrease in the FFELP Stafford/PLUS gain as a percentage of loans securitized over the year-ago period from 1.4 percent for the three months ended March 31, 2005 to 0.3 percent for the three months ended March 31, 2006 is primarily due to: 1) an increase in the Constant Prepayment Rate ("CPR") assumption to account for continued high levels of Consolidation Loan activity; 2) an increase in the discount rate to reflect higher long term rates; 3) the re-introduction of Risk Sharing with the Reconciliation Legislation, reauthorizing the student loan programs of the Higher Education Act; and 4) an increase in the amount of student loan premiums included in the carrying value of the loans sold. The higher premiums on these loans were primarily due to the allocation of the purchase price to student loans acquired through acquisition and to loans acquired through zero-fee lending and the school-as-lender channel.

        Key economic assumptions used in estimating the fair value of Residual Interests at the date of securitization resulting from the student loan securitization sale transactions completed during the three months ended March 31, 2006 and 2005 were as follows:

	Three months ended March 31,
	2006					2005
	FFELP Stafford		Consolidation Loans		Private Education Loans(1)	FFELP Stafford		Consolidation Loans(1)	Private Education Loans(1)
Prepayment speed	*		6%		—	**		—	—
Weighted average life	3.7	yrs.	8.3	yrs.	—	4.0	yrs.	—	—
Expected credit losses (% of principal securitized)(2)	.15%		.27%		—	—%		—	—
Residual cash flows discounted at (weighted average)	12.4%		10.5%		—	12.0%		—	—

(1)
No securitizations in the period, or such securitizations did not qualify for sale treatment.

(2)
Due to the re-introduction of a one percent Risk Sharing loss assumption related to the Reconciliation Legislation, reauthorizing the student loan programs of the Higher Education Act.

*
20 percent for 2006, 15 percent for 2007 and 10 percent thereafter.

**
20 percent for 2005, 15 percent for 2006 and 6 percent thereafter.

Retained Interest

        The following table summarizes the fair value of the Company's Retained Interests along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales.

	As of March 31, 2006		As of December 31, 2005
	Retained Interest Fair Value	Underlying Securitized Loan Balance(3)	Retained Interest Fair Value	Underlying Securitized Loan Balance(3)
(Dollars in millions)
FFELP Stafford/PLUS	$864	$23,104	$774	$20,371
Consolidation Loans(1)	499	12,857	483	10,272
Private Education Loans	1,124	8,836	1,149	8,946

Total(2)	$2,487	$44,797	$2,406	$39,589

(1)
Includes $160 million and $235 million related to the fair value of the Embedded Floor Income as of March 31, 2006 and December 31, 2005, respectively. The decrease in the fair value of the Embedded Floor Income is primarily due to rising interest rates during the period.

(2)
Unrealized gains (pre-tax) included in accumulated other comprehensive income related to the Retained Interests totaled $323 million and $370 million as of March 31, 2006 and December 31, 2005, respectively.

(3)
In addition to student loans in off-balance sheet trusts, the Company had $39.9 billion and $40.9 billion of securitized student loans outstanding (face amount) as of March 31, 2006 and December 31, 2005, respectively, in on-balance sheet securitization trusts.

        The Company recorded $52 million and $9 million of impairment related to the Retained Interests for the three months ended March 31, 2006 and 2005, respectively. The impairment charge for the three months ended March 31, 2006 was primarily the result of continued high levels of Consolidation Loan activity ($24 million of impairment) as well as impairment related to our Embedded Floor Income ($28 million of impairment), due to the increase in interest rates during the first quarter of 2006. The level and timing of Consolidation Loan activity is highly volatile, and in response we continue to revise our estimates of the effects of Consolidation Loan activity on our Retained Interests and it may result in additional impairments recorded in future periods if Consolidation Loan activity remains higher than projected.

        The table below shows the Company's off-balance sheet Private Education Loan delinquency trends as of March 31, 2006 and 2005.

	March 31,
	2006		2005
	Balance	%	Balance	%
(Dollars in millions)
Loans in-school/grace/deferment(1)	$3,456		$2,458
Loans in forbearance(2)	784		403
Loans in repayment and percentage of each status:
Loans current	4,389	95.5%	3,207	94.8%
Loans delinquent 31-60 days(3)	106	2.3	86	2.5
Loans delinquent 61-90 days(3)	46	1.0	40	1.2
Loans delinquent greater than 90 days(3)	55	1.2	51	1.5

Total off-balance sheet Private Education Loans in repayment	4,596	100%	3,384	100%

Total off-balance sheet Private Education Loans, gross	$8,836		$6,245

(1)
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)
Loans for borrowers who have requested extension of grace period who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

5. Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

        The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at March 31, 2006 and December 31, 2005 and their impact on other comprehensive income and earnings for the three months ended March 31, 2006 and 2005. At March 31, 2006 and December 31, 2005, $722 million and $666 million (fair value), respectively, of available-for-sale investment securities and $339 million and $249 million, respectively, of cash were pledged as collateral against these derivative instruments.

	Cash Flow		Fair Value		Trading		Total
Fair Values (Dollars in millions)	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Interest rate swaps	$6	$5	$(560)	$(347)	$(130)	$(48)	$(684)	$(390)
Floor/Cap contracts	—	—	—	—	(229)	(371)	(229)	(371)
Futures	—	—	—	—	(1)	(1)	(1)	(1)
Equity forwards	—	—	—	—	(43)	67	(43)	67
Cross currency interest rate swaps	—	—	(188)	(148)	—	—	(188)	(148)

Total	$6	$5	$(748)	$(495)	$(403)	$(353)	$(1,145)	$(843)

Notional Values (Dollars in billions)
Interest rate swaps	$.7	$1.2	$14.3	$14.6	$142.3	$125.4	$157.3	$141.2
Floor/Cap contracts	—	—	—	—	40.9	41.8	40.9	41.8
Futures	.1	.1	—	—	.6	.6	.7	.7
Cross currency interest rate swaps	—	—	19.0	18.6	—	—	19.0	18.6
Other(1)	—	—	—	—	2.0	2.0	2.0	2.0

Total	$.8	$1.3	$33.3	$33.2	$185.8	$169.8	$219.9	$204.3

Contracts (Shares in millions)
Equity forwards	—	—	—	—	42.7	42.7	42.7	42.7

(1)
"Other" consists of an embedded derivative bifurcated from the convertible debenture issuance that relates primarily to certain contingent interest and conversion features of the debt. The embedded derivative has had a de minimis fair value since inception.

	Three months ended March 31,
	Cash Flow		Fair Value		Trading		Total
(Dollars in millions)
	2006	2005	2006	2005	2006	2005	2006	2005
Changes to accumulated other comprehensive income, net of tax
Change in fair value to cash flow hedges	$2	$(16)	$—	$—	$—	$—	$2	$(16)
Amortization of effective hedges and transition adjustment(1)	4	7	—	—	—	—	4	7

Change in accumulated other comprehensive income, net	$6	$(9)	$—	$—	$—	$—	$6	$(9)

Earnings Summary
Amortization of closed futures contracts' gains/losses in interest expense(2)	$(6)	$(12)	$—	$—	$—	$—	$(6)	$(12)
Gains (losses) on derivative and hedging activities — Realized(3)	—	—	—	—	(48)	(122)	(48)	(122)
Gains (losses) on derivative and hedging activities — Unrealized(4)	—	—	22	(12)	(61)	100	(39)	88

Total earnings impact	$(6)	$(12)	$22	$(12)	$(109)	$(22)	$(93)	$(46)

(1)
The Company expects to amortize $10 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging the forecasted issuance of debt instruments that are outstanding as of March 31, 2006.

(2)
For futures contracts that qualify as SFAS No. 133 hedges where the hedged transaction occurs.

(3)
Includes net settlement income/expense related to trading derivatives and realized gains and losses related to derivative dispositions.

(4)
The change in the fair value of cash flow and fair value hedges represents amounts related to ineffectiveness.

6. Stockholders' Equity

      The following table summarizes the Company's common share repurchases, issuances and equity forward activity for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
(Shares in millions)
Common shares repurchased:
Equity forwards	2.5	3.1
Benefit plans(1)	.8	.3

Total shares repurchased	3.3	3.4

Average purchase price per share	$55.13	$50.43

Common shares issued	2.9	1.7

Equity forward contracts:
Outstanding at beginning of period	42.7	42.8
New contracts	2.5	6.9
Exercises	(2.5)	(3.1)

Outstanding at end of period	42.7	46.6

Authority remaining at end of period to repurchase or enter into equity forwards	16.2	28.9

                    ________________

    (1)
    Includes shares withheld from stock option exercises and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

        As of March 31, 2006, the expiration dates and purchase prices for outstanding equity forward contracts were as follows:

Year of maturity (Contracts in millions of shares)	Outstanding contracts	Range of purchase prices	Average purchase price
2007	2.9	$54.74	$54.74
2008	7.3	54.74	54.74
2009	14.7	54.74	54.74
2010	15.0	54.74	54.74
2011	2.8	53.76	53.76

	42.7		$54.68

        The closing price of the Company's common stock on March 31, 2006 was $51.94.

Accumulated Other Comprehensive Income

        Accumulated other comprehensive income includes the after-tax change in unrealized gains and losses on available-for-sale investments, unrealized gains and losses on derivatives qualifying as cash flow hedges, and the minimum pension liability adjustment. The following table presents the cumulative balances of the components of other comprehensive income for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
Net unrealized gains (losses) on investments(1)	$337,365	$410,588
Net unrealized gains (losses) on derivatives(2)	(7,029)	(34,972)
Minimum pension liability adjustment(3)	(1,840)	(1,043)

Total accumulated other comprehensive income	$328,496	$374,573

                    ________________

    (1)
    Net of tax expense of $179,281 and $220,865 for the three months ended March 31, 2006 and 2005.

    (2)
    Net of tax benefit of $4,007 and $17,454 for the three months ended March 31, 2006 and 2005.

    (3)
    Net of tax benefit of $991 and $562 for the three months ended March 31, 2006 and 2005.

7. Earnings per Common Share

      Basic earnings per common share ("basic EPS") is calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share ("diluted EPS") reflect the potential dilutive effect of (i) additional common shares that are issuable upon exercise of outstanding stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, and the outstanding commitment to issue shares under the Employee Stock Purchase Plan ("ESPP"), determined by the treasury stock method, (ii) the assumed conversion of convertible debentures ("Co-Cos"), determined by the "if-converted" method, and (iii) equity forwards, determined by the reverse treasury stock method. Equity forwards are dilutive to EPS when the Company's average stock price is lower than the equity forward's strike price.

        A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
Numerator:
Net income attributable to common stock	$143,300	$220,509
Adjusted for debt expense of Co-Cos, net of taxes(1)	—	8,619

Net income attributable to common stock, adjusted	$143,300	$229,128

Denominator: (shares in thousands)
Weighted average shares used to compute basic EPS	412,675	420,924
Effect of dilutive securities:
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, ESPP, and equity forwards	10,299	11,778
Dilutive effect of Co-Cos(1)	—	30,312

Dilutive potential common shares(2)	10,299	42,090

Weighted average shares used to compute diluted EPS	422,974	463,014

Net earnings per share:
Basic EPS	$.35	$.52
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, ESPP, and equity forwards	(.01)	(.01)
Dilutive effect of Co-Cos(1)	—	(.02)

Diluted EPS	$.34	$.49

(1)
For the three months ended March 31, 2006, there is no impact from Co-Cos on diluted earnings per common share because the effect of the assumed conversion is antidilutive.

(2)
For the three months ended March 31, 2006 and 2005, stock options and equity forwards of approximately 47 million shares and 11 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

8. Stock-Based Compensation Plans

      The Company has various stock-based compensation programs, which include stock options, restricted stock units, restricted stock, performance stock, and the ESPP.

        The SLM Corporation Incentive Plan (the "Incentive Plan") was approved by shareholders in 2004 and amended in 2005. A total of 17.2 million shares are authorized to be issued from this plan. Upon approval of the Incentive Plan, the Company discontinued the Employee Stock Option Plan (the "ESOP") and Management Incentive Plan (the "MIP"). Shares available for future issuance under the ESOP and MIP were canceled; however, terms of outstanding grants remain unchanged. Awards under the Incentive Plan may be in the form of stock, stock options, performance stock, restricted stock and restricted stock units. Stock-based compensation is granted to non-employee directors of the Company under the shareholder-approved Directors Stock Plan. A total of 9.3 million shares are authorized to be issued from this plan and awards may be in the form of stock options and stock. The Company's non-employee directors are considered employees under the provisions of SFAS No. 123(R).

        The shares issued under the Incentive Plan, the Directors Stock Plan and the ESPP may be either shares reacquired by the Company or shares that are authorized but unissued.

        An amount equal to the dividends payable on the Company's common stock ("dividend equivalents") is credited on "full value" stock-based compensation awards, which are nonvested performance stock, nonvested restricted stock and restricted stock units, and on share amounts credited under deferred compensation arrangements. Dividend equivalents are not credited on stock option awards.

        The total stock-based compensation cost and related income tax benefit recognized in the consolidated statements of income for the quarter ended March 31, 2006 was $21 million and $8 million, respectively. As of March 31, 2006, there was $94 million of total unrecognized compensation cost related to stock-based compensation programs. That cost is expected to be recognized over a weighted average period of 2.2 years.

Stock Options

        Under the Incentive Plan, ESOP and MIP, the maximum term for stock options is 10 years and the exercise price must be equal to or greater than the market price of SLM common stock on the date of grant. Stock options granted to officers and management employees under the plans generally vest upon the Company's common stock price reaching a closing price equal to or greater than 20 percent above the fair market value of the common stock on the date of grant for five days, but no earlier than 12 months from the grant date. Stock options granted to members of executive management have included more difficult price vesting targets and are more fully disclosed in Exhibits 10.13, 10.14 and 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005. In any event, all options vest upon the eighth anniversary of their grant date. Options granted to rank-and-file employees are time-vested with the grants vesting one-half in 18 months from their grant date and the second one-half vesting 36 months from their grant date.

        Under the Directors Stock Plan, the maximum term for stock options is 10 years and the exercise price must be equal to or greater than the market price of the Company's common stock on the date of grant. Stock options granted to directors are generally subject to the following vesting schedule: all options vest upon the Company's common stock price reaching a closing price equal to or greater than 20 percent above the fair market value of the common stock on the date of grant for five days or the director's election to the Board, whichever occurs later. In any event, all options vest upon the fifth anniversary of their grant date.

        The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

	Three months ended March 31,
	2006	2005
Risk free interest rate	4.48%	3.87%
Expected volatility	20.64%	22.72%
Expected dividend rate	1.58%	1.53%
Expected life of the option	3 years	5 years

        The expected life of the options is based on observed historical exercise patterns. Groups of employees that have received similar option grant terms were considered separately for valuation purposes. The expected volatility is based on implied volatility from publicly-traded options on the Company's stock at the date of grant and historical volatility of the Company's stock. The risk-free interest rate is based on the U.S. Treasury spot rate consistent with the expected term of the option. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

        As of March 31, 2006, there was $65 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.0 years.

        The following table summarizes stock option activity for the three months ended March 31, 2006.

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	41,484,567	$34.52
Granted—direct options	3,990,475	55.82
Granted—replacement options	73,542	56.05
Exercised	(2,334,582)	29.15
Canceled	(342,950)	48.36

Outstanding at March 31, 2006	42,871,052	$36.72	7.1 yrs	$1.6 billion

Exercisable at March 31, 2006	29,000,302	$30.10	6.1 yrs	$873 million

        The weighted average fair value of options granted during the three months ended March 31, 2006 and 2005 was $10.22 and $11.68, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $68 million and $43 million, respectively.

        Cash received from option exercises for the three months ended March 31, 2006 and 2005 was $48 million and $42 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $27 million and $12 million, respectively, for the three months ended March 31, 2006 and 2005.

Restricted Stock

        Restricted stock granted under the Incentive Plan may vest no sooner than three years from grant date or may vest ratably over three years. Performance stock granted must vest over a minimum of a 12-month performance period. Performance criteria may include the achievement of any of several financial and business goals, such as "Core" earnings per share, loan volume, market share, overhead or other expense reduction, or "Core" net income.

        In accordance with SFAS No. 123(R), the fair value of restricted stock awards is estimated on the date of grant based on the market price of the stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of March 31, 2006, there was $16 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 3.0 years.

        The following table summarizes restricted stock activity for the three months ended March 31, 2006.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	357,444	$44.34
Granted	163,398	55.82
Vested	(54,035)	37.59
Canceled	—	—

Nonvested at March 31, 2006	466,807	$49.14

        The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $2 million and $4 million, respectively.

Restricted Stock Units

        The Company has granted restricted stock units ("RSUs") to certain executive management employees. RSUs are subject to continued employment and generally vest over two to five years. Conversion of vested RSUs to common stock is deferred until the employees' retirement or termination of employment. The fair value of each grant is estimated on the date of grant based on the market price of the stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of March 31, 2006, there was $11 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.3 years.

        The following table summarizes RSU activity for the three months ended March 31, 2006.

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	840,000	$34.81
Granted	100,000	55.82
Vested	—	—
Canceled	—	—
Converted to common stock	(300,000)	31.93

Outstanding at March 31, 2006	640,000	$39.45

        There were 25,187 dividend equivalents on outstanding RSUs at March 31, 2006.

        The total fair value of RSUs vested during the three months ended March 31, 2005 was $10 million. The total intrinsic value of RSUs converted to common stock during the three months ended March 31, 2006 was $10 million. There were no RSUs converted to common stock in the year-ago period.

Employee Stock Purchase Plan

        Employees may purchase shares of the Company's common stock under the ESPP at the end of a 24-month period at a price equal to the share price at the beginning of the 24-month period, less 15 percent, up to a maximum purchase price of $10,000 plus accrued interest. There are four ESPP offerings a year, one per quarter, and the purchase price for each offering is determined at the beginning of the offering period. The total number of shares which may be sold pursuant to the plan may not exceed 7.6 million shares, of which 1.3 million shares remained available at March 31, 2006.

        The fair value of the stock purchase rights of the ESPP for the quarter ended March 31, 2006 was calculated using a Black-Scholes option pricing model with the following weighted average assumptions.

Three months ended March 31, 2006
Risk free interest rate	3.24%
Expected volatility	21.10%
Expected dividend rate	1.69%
Expected life	2 years

        The expected volatility is based on implied volatility from publicly-traded options on the Company's stock at the date of grant and historical volatility of the Company's stock. The risk-free interest rate is based on the U.S. Treasury spot rate consistent with the expected term. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.

        The weighted average fair value of the stock purchase rights of the ESPP for the quarter ended March 31, 2006 was $9.92. The fair value is amortized to compensation cost on a straight-line basis over a two-year vesting period. As of March 31, 2006, there was $2 million of unrecognized compensation cost related to ESPP, which is expected to be recognized over a weighted average period of 1.3 years.

        During the quarter ended March 31, 2006, 41,871 shares of the Company's common stock were purchased by plan participants.

9. Pension Plans

        Effective July 1, 2004, the Company's qualified and supplemental pension plans (the "Pension Plans") were frozen with respect to new entrants and participants with less than five years of service. No further benefits will accrue with respect to such participants under the Pension Plans, other than interest accruals on cash balance accounts. These participants were fully vested as of June 30, 2004. After June 30, 2006, no further benefits will accrue for participants who had more than five but less than ten years of service at June 30, 2004, other than interest accruals on cash balance accounts. The net effect of this change is included in the monthly accrual of annual 2006 net periodic pension cost.

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

Components of Net Periodic Pension Cost

        Net periodic pension cost included the following components:

	Three months ended March 31,
	2006	2005
Service cost—benefits earned during the period	$2,073	$2,473
Interest cost on project benefit obligations	2,862	2,806
Expected return on plan assets	(4,069)	(4,109)
Net amortization and deferral	122	(29)

Total net periodic pension cost	$988	$1,141

Employer Contributions

        The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it did not expect to contribute to its qualified pension plan (the "Qualified Plan") in 2006. As of March 31, 2006, the Company had made no contributions to its Qualified Plan.

10. Contingencies

        The Company was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit sought to bring a nationwide class action on behalf of all borrowers who allegedly paid "undisclosed improper and excessive" late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of two million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 27, 2003, the Superior Court granted the Company's motion to dismiss the complaint in its entirety. On March 4, 2004, the District of Columbia Court of Appeals affirmed the Superior Court's decision granting the Company's motion to dismiss the complaint, but granted plaintiffs leave to re-plead the first count, which alleged violations of the D.C. Consumer Protection Procedures Act. On September 15, 2004, the plaintiffs filed an amended class action complaint. On October 15, 2004, the Company filed a motion to dismiss the amended complaint with the Superior Court for failure to state a claim and non-compliance with the Court of Appeals' ruling. On December 27, 2004, the Superior Court granted the Company's motion to dismiss the plaintiffs' amended compliant. Plaintiffs have appealed the Superior Court's December 27, 2004 dismissal order to the Court of Appeals. The Court of Appeals heard oral argument on January 11, 2006. Even if the Court of Appeals reverses the dismissal order, the Company does not believe that it is reasonably likely that the Court would certify a nationwide class.

        The Company is also subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed or the accuracy of the Company's reports to credit bureaus. In addition, the collections subsidiaries in the Company's debt management operation group are occasionally named in individual plaintiff or class action lawsuits in which the plaintiffs allege that the Company has violated a federal or state law in the process of collecting their account. Management believes that these claims, lawsuits and other actions will not have a material adverse effect on its business, financial condition or results of operations.

11. Segment Reporting

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

        The management reporting process measures the performance of the Company's operating segments based on the management structure of the Company as well as the methodology used by management to evaluate performance and allocate resources. Management, including the Company's chief operating decision maker, evaluates the performance of the Company's operating segments based on their profitability. As discussed further below, management measures the profitability of the Company's operating segments based on "Core" net income. Accordingly, information regarding the Company's reportable segments is provided based on a "Core" basis. The Company's "Core" performance measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. "Core" net income reflects only current period adjustments to GAAP net income as described below. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company's operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. Intersegment revenues and expenses are netted within the appropriate financial statement line items consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.

        The Company's principal operations are located in the United States, and its results of operations and long-lived assets in geographic regions outside of the United States are not significant. In the Lending segment, no individual customer accounted for more than ten percent of its total revenue during the three months ended March 31, 2006 and 2005. United Student Aid Funds, Inc. ("USA Funds") is the Company's largest customer in both the DMO and Corporate and Other segments. During the three months ending March 31, 2006 and 2005, it accounted for 38 percent and 43 percent, respectively, of the aggregate revenues generated by the Company's DMO and Corporate and Other segments. No other customers accounted for more than ten percent of total revenues in those segments for the years mentioned.

Lending

        In the Company's Lending business segment, the Company originates and acquires both federally guaranteed student loans, which are administered by the U.S. Department of Education ("ED"), and Private Education Loans, which are not federally guaranteed. Private Education Loans are primarily used by borrowers to supplement FFELP loans to meet the rising cost of education. The Company manages student loans for approximately nine million borrowers totaling $127 billion at March 31,

2006, of which $109 billion or 86 percent are federally insured. In addition to education lending, the Company also originates mortgage and consumer loans with the intent of selling the majority of such loans. During the three months ended March 31, 2006, the Company originated $434 million in mortgage and consumer loans and its mortgage and consumer loan portfolio totaled $613 million at March 31, 2006, of which $349 million pertained to mortgages in the held for sale portfolio.

        In addition to its federally insured FFELP products, the Company originates and acquires Private Education Loans which consist of two general types: (1) those that are designed to bridge the gap between the cost of higher education and the amount financed through either capped federally insured loans or the borrowers' resources, and (2) those that are used to meet the needs of students in alternative learning programs such as career training, distance learning and lifelong learning programs. Most higher education Private Education Loans are made in conjunction with a FFELP Stafford loan and as such are marketed through the same channel as FFELP loans by the same sales force. Unlike FFELP loans, Private Education Loans are subject to the full credit risk of the borrower. The Company manages this additional risk through industry tested loan underwriting standards and a combination of higher interest rates and loan origination fees that compensate the Company for the higher risk.

DMO

        The Company provides a wide range of accounts receivable and collections services through six operating units that comprise its DMO operating segment. These services include defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, student loan default aversion services, and accounts receivable management and collection for purchased portfolios of receivables that have been charged off by their original creditors, as well as sub-performing and nonperforming mortgage loans. The Company's DMO operating segment primarily serves the student loan marketplace through a broad array of default management services on a contingency fee or other pay for performance basis to twelve FFELP guarantors and for campus based programs.

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

        In the Guarantor Servicing operating segment, the Company provides a full complement of administrative services to FFELP guarantors including guarantee issuance, account maintenance, and guarantee fulfillment. In the Loan Servicing operating segment, the Company provides a full complement of activities required to service student loans on behalf of lenders who are unrelated to the Company. Such servicing activities generally commence once a loan has been fully disbursed and include sending out payment coupons to borrowers, processing borrower payments, originating and disbursing consolidation loans on behalf of the lender, and other administrative activities required by ED. The Company's other products and services include comprehensive financing and loan delivery solutions that it provides to college financial aid offices and students to streamline the financial aid process. Corporate overhead includes all of the typical headquarter functions such as executive management, accounting and finance, human resources and marketing.

Measure of Profitability

        The tables below include the condensed operating results for each of the Company's reportable segments. Management, including the "chief operating decision maker," evaluates the Company on certain non-GAAP performance measures that the Company refers to as "Core" performance measures for each operating segment. While "Core" results are not a substitute for reported results under GAAP, the Company relies on "Core" performance measures to manage each operating segment because it believes these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.

        "Core" performance measures are the primary financial performance measures used by management to develop the Company's financial plans, track results, and establish corporate performance targets and incentive compensation. Management believes this information provides additional insight into the financial performance of the core business activities of its operating segments. Accordingly, the tables presented below reflect "Core" operating measures reviewed and utilized by management to manage the business. Reconciliations of the segment totals to the Company's consolidated operating results in accordance with GAAP are also included in the tables below.

Segment Results and Reconciliations to GAAP

	Three months ended March 31, 2006
(Dollars in millions)	Lending	DMO	Corporate and Other	Segment Totals	Adjustments	Total GAAP
Interest income:
FFELP Stafford and Other Student Loans	$650	$—	$—	$650	$(351)	$299
Consolidation Loans	1,028	—	—	1,028	(207)	821
Private Education Loans	429	—	—	429	(188)	241
Other loans	23	—	—	23	—	23
Cash and investments	131	—	1	132	(36)	96

Total interest income	2,261	—	1	2,262	(782)	1,480
Total interest expense	1,660	5	1	1,666	(573)	1,093

Net interest income	601	(5)	—	596	(209)	387
Less: provisions for losses	75	—	—	75	(15)	60

Net interest income after provisions for losses	526	(5)	—	521	(194)	327
Fee income	—	92	27	119	—	119
Collections revenue	—	56	—	56	—	56
Other income	40	—	30	70	41	111
Operating expenses(1)	161	89	59	309	14	323
Income tax expense (benefit)(2)	150	20	(1)	169	(32)	137
Minority interest in net earnings of subsidiaries	—	1	—	1	—	1

Net income (loss)	$255	$33	$(1)	$287	$(135)	$152

(1)
Operating expenses for the Lending, DMO, and Corporate and Other Business segments include $10 million, $3 million, and $5 million, respectively, of stock-based compensation expense due to the implementation of SFAS No. 123(R) in the three months ended March 31, 2006.

(2)
Income taxes are based on a percentage of net income (loss) before tax for the individual reportable segment.

	Three months ended March 31, 2005
(Dollars in millions)	Lending(2)	DMO(2)	Corporate and Other(2)	Segment Totals	Adjustments	Total GAAP
Interest income:
FFELP Stafford and Other Student Loans	$510	$—	$—	$510	$(319)	$191
Consolidation Loans	581	—	—	581	(73)	508
Private Education Loans	227	—	—	227	(97)	130
Other loans	20	—	—	20	—	20
Cash and investments	78	—	1	79	(17)	62

Total interest income	1,416	—	1	1,417	(506)	911
Total interest expense	918	4	1	923	(359)	564

Net interest income	498	(4)	—	494	(147)	347
Less: provisions for losses	55	—	—	55	(8)	47

Net interest income after provisions for losses	443	(4)	—	439	(139)	300
Fee income	—	86	33	119	—	119
Collections revenue	—	35	—	35	—	35
Other income	35	—	32	67	153	220
Operating expenses	134	64	51	249	13	262
Income tax expense(1)	127	20	6	153	34	187
Minority interest in net earnings of subsidiaries	1	1	—	2	—	2

Net income	$216	$32	$8	$256	$(33)	$223

(1)
Income taxes are based on a percentage of net income (loss) before tax for the individual reportable segment.

(2)
In the first quarter of 2006, the Company changed its method for allocating certain overhead and other expenses between our business segments. Balances for the three months ending March 31, 2005 have been updated to reflect the new allocation methodology.

        The adjustments required to reconcile from the Company's segment totals to its GAAP results of operations relate to differing treatments for securitization transactions, derivatives, Floor Income related to the Company's student loans, and certain other items that management does not consider in evaluating the Company's operating results. The following table reflects aggregate adjustments associated with these areas for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
(Dollars in millions)
	2006	2005
Segment reporting adjustments to GAAP:
Net impact of securitization accounting(1)	$(62)	$(33)
Net impact of derivative accounting(2)	(39)	90
Net impact of Floor Income(3)	(52)	(43)
Amortization of acquired intangibles(4)	(14)	(13)
Net tax effect(5)	32	(34)

Total segment reporting adjustments to GAAP	$(135)	$(33)

(1)
Securitization: Under GAAP, certain securitization transactions in the Company's Lending operating segment are accounted for as sales of assets. Under the Company's "Core" presentation for the Lending operating segment, the Company presents all securitization transactions on a Managed Basis as long-term non-recourse financings. The upfront "gains" on sale from securitization transactions as well as ongoing "servicing and securitization revenue" presented in accordance with GAAP are excluded from "Core" net income and replaced by the interest income, provisions for loan losses, and interest expense as they are earned or incurred on the securitization loans. The Company also excludes transactions with its off-balance sheet trusts from "Core" net income as they are considered intercompany transactions on a Managed Basis.

(2)
Derivative accounting: "Core" net income excludes periodic unrealized gains and losses arising primarily in the Company's Lending operating segment, and to a lesser degree in the Company's Corporate and Other reportable segment, that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 on derivatives that do not qualify for "hedge treatment" under GAAP. Under the Company's "Core" presentation, the Company recognizes the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item's life. "Core" net income also excludes the gain or loss on equity forward contracts that under SFAS No. 133, are required to be accounted for as derivatives and are marked-to-market through GAAP net income.

(3)
Floor Income: The timing and amount (if any) of Floor Income earned in the Company's Lending operating segment is uncertain and in excess of expected spreads. Therefore, the Company excludes such income from "Core" net income when it is not economically hedged. The Company employs derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above in "Derivative Accounting," these derivatives do not qualify as effective accounting hedges and therefore, under GAAP, are marked-to-market through the "gains (losses) on derivative and hedging activities, net" line on the income statement with no offsetting gain or loss recorded for the economically hedged items. For "Core" net income the Company reverses the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and include the amortization of net premiums received (net of Eurodollar futures contracts' realized gains or losses) in income.

(4)
Other items: The Company excludes amortization of acquired intangibles.

(5)
Such tax effect is based upon the Company's "Core" effective tax rate for the year. The net tax effect results primarily from the exclusion of the permanent income tax impact of the equity forward contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three months ended March 31, 2006 and 2005
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

OVERVIEW

        We are the largest source of funding, delivery and servicing support for education loans in the United States. Our primary business is to originate, acquire and hold both federally guaranteed student loans and Private Education Loans, which are not federally guaranteed. The primary source of our earnings is from net interest income earned on those student loans as well as gains on the sales of them in securitization transactions. We also earn fees for pre-default and post-default receivables management services on student loans, such that we are engaged in every phase of the student loan life cycle—from originating and servicing student loans to default prevention and ultimately the collection on defaulted student loans. In addition, we provide a wide range of other financial services, processing capabilities and information technology to meet the needs of educational institutions, lenders, students and their families, and guarantee agencies. SLM Corporation, more commonly known as Sallie Mae, is a holding company that operates through a number of subsidiaries and references in this report to the "Company" refer to SLM Corporation and its subsidiaries.

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

        In recent years we have diversified our business through the acquisition of several companies that provide default management and loan collections services, all of which are combined in our Debt Management Operations ("DMO") business segment. Initially these acquisitions were concentrated in the student loan industry, but through our acquisitions of Arrow Financial Services ("AFS") in September 2004 and GRP Financial Services ("GRP") in August 2005, we expanded our capabilities to include a full range of accounts receivable management services to a number of different industries. The DMO business segment has been expanding rapidly such that revenue grew 22 percent in the three months ended March 31, 2006, respectively, compared to the same periods in 2005, and we now employ over 3,500 people in this segment.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        A discussion of the Company's critical accounting policies, which include premiums, discounts and Borrower Benefits, securitization accounting and Retained Interests, provisions for loan losses, derivative accounting and the effects of Consolidation Loan activity on estimates can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to these policies during the first quarter of 2006.

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three months ended March 31,		Increase (decrease)
	2006	2005	$	%
Net interest income	$387	$347	$40	12%
Less: provisions for losses	60	47	13	28

Net interest income after provisions for losses	327	300	27	9
Gains on student loan securitizations	30	50	(20)	(40)
Servicing and securitization revenue	99	143	(44)	(31)
Gains (losses) on derivative and hedging activities, net	(87)	(34)	(53)	(156)
Guarantor servicing fees	27	33	(6)	(18)
Debt management fees	92	86	6	7
Collections revenue	56	35	21	60
Other income	69	61	8	13
Operating expenses	323	262	61	23
Income taxes	137	187	(50)	(27)
Minority interest in net earnings of subsidiaries	1	2	(1)	(50)

Net income	152	223	(71)	(32)
Preferred stock dividends	9	3	6	200

Net income attributable to common stock	$143	$220	$(77)	(35)%

Basic earnings per common share	$.35	$.52	$(.17)	(33)%

Diluted earnings per common share	$.34	$.49	$(.15)	(31)%

Dividends per common share	$.22	$.19	$.03	16%

Condensed Balance Sheets

			Increase (decrease)
	March 31, 2006	December 31, 2005
			$	%
Assets
FFELP Stafford and Other Student Loans, net	$18,883	$19,988	$(1,105)	(6)%
Consolidation Loans, net	53,451	54,859	(1,408)	(3)
Private Education Loans, net	9,311	7,757	1,554	20
Other loans, net	1,114	1,138	(24)	(2)
Cash and investments	4,350	4,868	(518)	(11)
Restricted cash and investments	3,065	3,300	(235)	(7)
Retained Interest in off-balance sheet securitized loans	2,487	2,406	81	3
Goodwill and acquired intangible assets, net	1,091	1,105	(14)	(1)
Other assets	4,014	3,918	96	2

Total assets	$97,766	$99,339	$(1,573)	(2)%

Liabilities and Stockholders' Equity
Short-term borrowings	$3,363	$3,810	$(447)	(12)%
Long-term borrowings	87,083	88,119	(1,036)	(1)
Other liabilities	3,555	3,609	(54)	(1)

Total liabilities	94,001	95,538	(1,537)	(2)

Minority interest in subsidiaries	10	9	1	11
Stockholders' equity before treasury stock	4,507	4,364	143	3
Common stock held in treasury at cost	752	572	180	31

Total stockholders' equity	3,755	3,792	(37)	(1)

Total liabilities and stockholders' equity	$97,766	$99,339	$(1,573)	(2)%

RESULTS OF OPERATIONS

CONSOLIDATED EARNINGS SUMMARY

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

        For the three months ended March 31, 2006, net income of $152 million ($.34 diluted earnings per share) was a 32 percent decrease from net income of $223 million for the three months ended March 31, 2005. On a pre-tax basis, first quarter of 2006 income of $290 million was a 30 percent decrease from $412 million earned in the first quarter of 2005. The larger percentage decrease in year-over-year, after-tax net income versus pre-tax net income is driven by fluctuations in the unrealized gains and losses on equity forward contracts which increased the effective tax rate from 45 percent in the first quarter of 2005 to 47 percent in the first quarter of 2006. Under the SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," we are required to mark equity forward contracts to market each quarter and recognize the change in their value in income. Conversely, these unrealized gains and losses are not recognized on a tax basis. In both the first quarters of 2006 and 2005, the Company's stock price declined from the previous quarter resulting in unrealized losses on our outstanding equity forward contracts of $122 million and $108 million, respectively.

        There were several factors that contributed to the decline in the pre-tax results of the first quarter of 2006 versus the year-ago quarter, the two largest of which were a $53 million increase in the net loss on derivative and hedging activities, and a decrease in securitization gains of $20 million. The increase in the net losses on derivative and hedging activities was caused by a smaller unrealized gain on Floor Income Contracts and by the increase in the unrealized loss on equity forward contracts discussed above. While forward interest rates rose in both quarters, the unrealized gain on the Floor Income Contracts was lower in the first quarter of 2006 because at the beginning of the quarter market interest rates had already risen above the strike rates on a number of Floor Income Contracts leaving them out of the money. These Floor Income Contracts therefore had little or no value at the beginning of the period such that further increases in interest rates had no effect on their value. In both quarters, net settlement expenses and mark-to-market losses on basis swaps, coupled with the equity forward losses, more than offset the gains on the Floor Income resulting in net losses on derivative and hedging activities.

        As discussed above, in the first quarter of 2006 we realized securitization gains of $30 million from three off-balance sheet transactions whereas in the first quarter of 2005 we recognized securitization gains of $50 million from two off-balance sheet transactions. There were no Private Education Loan securitizations in either quarter. We incurred impairment losses in the first quarter of 2006 to our Retained Interests in securitizations of $52 million versus $9 million in the year-ago quarter. The 2006 losses were primarily the result of the continued high level of Consolidation Loan activity and the impairment of Embedded Floor Income as a result of higher interest rates. The increase in year-over-year impairment losses was the major driver of the $44 million decrease in servicing and securitization revenue.

        Net interest income increased by $40 million or 12 percent year-over-year. The increase was due to the 19 percent increase in on-balance sheet average interest earning assets, offset by a 19 basis point decrease in the on-balance sheet student loan spread, caused by lower Floor Income from higher interest rates. In the first quarter of 2006, fee income and collections revenue totaled $244 million, an increase of 13 percent over the year-ago quarter. This increase was primarily driven by the $21 million or 60 percent increase in collections revenue.

        Our Managed student loan portfolio grew by $15.2 billion, from $111.7 billion at March 31, 2005 to $126.9 billion at March 31, 2006. This growth was fueled by the acquisition of $8.6 billion of student loans, including $2.0 billion in Private Education Loans, in the quarter ended March 31, 2006, a

13 percent increase over the $7.5 billion acquired in the year-ago quarter, of which $1.4 billion were Private Education Loans. In the quarter ended March 31, 2006, we originated $7.6 billion of student loans through our Preferred Channel, an increase of 12 percent over the $6.8 billion originated in the year-ago quarter. Within our Preferred Channel, for the three months ended March 31, 2006, we originated $3.6 billion of student loans under Sallie Mae owned brands, which represented 47 percent of Preferred Channel originations versus $2.4 billion or 35 percent of our Preferred Channel originations in the first quarter of 2005.

NET INTEREST INCOME

        Net interest income, including interest income and interest expense, is derived primarily from our portfolio of student loans that remain on-balance sheet and to a lesser extent from other loans, cash and investments. The "Taxable Equivalent Net Interest Income" analysis below is designed to facilitate a comparison of non-taxable asset yields to taxable yields on a similar basis. Additional information regarding the return on our student loan portfolio is set forth under "Student Loans—Student Loan Spread Analysis—On-Balance Sheet." Information regarding the provisions for losses is included in Note 3 to the consolidated financial statements, "Allowance for Student Loan Losses."

Taxable Equivalent Net Interest Income

        The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

	Three months ended March 31,		Increase (decrease)
	2006	2005	$	%
Interest income:
Student loans	$1,361	$829	$532	64%
Other loans	23	20	3	15
Cash and investments	96	62	34	50
Taxable equivalent adjustment	1	1	—	—

Total taxable equivalent interest income	1,481	912	569	62
Interest expense	1,093	564	529	93

Taxable equivalent net interest income	$388	$348	$40	11%

Average Balance Sheets

        The following table reflects the rates earned on interest earning assets and paid on interest bearing liabilities for the three months ended March 31, 2006 and 2005. This table reflects the net interest margin for the entire Company on a consolidated basis.

	Three months ended March 31,
	2006		2005
	Balance	Rate	Balance	Rate
Average Assets
FFELP Stafford and Other Student Loans	$19,522	6.20%	$18,522	4.18%
Consolidation Loans	54,312	6.13	42,873	4.81
Private Education Loans	9,016	10.86	6,266	8.39
Other loans	1,172	8.14	1,097	7.66
Cash and investments	7,042	5.52	7,756	3.26

Total interest earning assets	91,064	6.59%	76,514	4.83%

Non-interest earning assets	7,963		6,385

Total assets	$99,027		$82,899

Average Liabilities and Stockholders' Equity
Short-term borrowings	$4,174	4.78%	$3,458	3.54%
Long-term borrowings	87,327	4.85	73,258	2.96

Total interest bearing liabilities	91,501	4.84%	76,716	2.98%

Non-interest bearing liabilities	3,703		3,225
Stockholders' equity	3,823		2,958

Total liabilities and stockholders' equity	$99,027		$82,899

Net interest margin		1.73%		1.84%

Rate/Volume Analysis

        The following rate/volume analysis illustrates the relative contribution of changes in interest rates and asset volumes.

		Increase (decrease) attributable to change in
	Taxable equivalent increase (decrease)
		Rate	Volume
Three months ended March 31, 2006 vs. three months ended March 31, 2005
Taxable equivalent interest income	$569	$370	$199
Interest expense	529	420	109

Taxable equivalent net interest income	$40	$(50)	$90

        The decrease in the net interest margin versus the year-ago quarter is primarily due to fluctuations in the student loan spread as discussed under "Student Loans—Student Loan Spread Analysis—On-Balance Sheet."

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

	Three months ended March 31,
	2006	2005
On-Balance Sheet
Student loan yield, before Floor Income	7.51%	5.54%
Gross Floor Income	.07	.40
Consolidation Loan Rebate Fees	(.68)	(.66)
Borrower Benefits	(.11)	(.17)
Premium and discount amortization	(.12)	(.15)

Student loan net yield	6.67	4.96
Student loan cost of funds	(4.84)	(2.94)

Student loan spread	1.83%	2.02%

Off-Balance Sheet
Servicing and securitization revenue, before Floor Income	.92%	1.34%
Floor Income, net of Floor Income previously recognized in gain on sale calculation	.03	.04

Servicing and securitization revenue	.95%	1.38%

Average Balances
On-balance sheet student loans	$82,850	$67,661
Off-balance sheet student loans	42,069	41,892

Managed student loans	$124,919	$109,553

Discussion of Student Loan Spread—Effects of Floor Income and Derivative Accounting

        One of the primary drivers of fluctuations in our on-balance sheet student loan spread is the level of gross Floor Income (Floor Income earned before payments on Floor Income Contracts) earned in the period. For the three months ended March 31, 2006 and 2005, we earned gross Floor Income of $14 million (7 basis points) and $66 million (40 basis points), respectively. The reduction in gross Floor Income is primarily due to the increase in short-term interest rates. We believe that we have economically hedged most of the Floor Income through the sale of Floor Income Contracts, under which we receive an upfront fee and agree to pay the counterparty the Floor Income earned on a notional amount of student loans. These contracts do not qualify for hedge accounting treatment and as a result the payments on the Floor Income Contracts are included on the income statement with "gains (losses) on derivative and hedging activities, net" rather than in student loan interest income. Payments on Floor Income Contracts associated with on-balance sheet student loans for the three months ended March 31, 2006 and 2005 totaled $14 million (7 basis points) and $60 million (36 basis points), respectively.

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

Discussion of Student Loan Spread—Effects of Significant Events in the Quarters Presented

        In the first quarter of 2006, we changed our policy related to Borrower Benefit qualification requirements and updated our assumptions to reflect this policy. These changes resulted in a reduction of our liability for Borrower Benefits of $10 million or 5 basis points.

Discussion of Student Loan Spread—Other Quarter-over-Quarter Fluctuations

        After giving effect to the items discussed above, the increase in the first quarter of 2006 on-balance sheet spread as compared to the first quarter of 2005 was due primarily to the increase in the average balance of higher yielding Private Education Loans, partially offset by the higher average balance of Consolidation Loans. The average balance of on-balance sheet Private Education Loans in the first quarter of 2006 increased 44 percent over the average balance in the first quarter of 2005.

        The growth in both the Private Education Loan and Consolidation Loan portfolios contributed to a decrease in premium and discount amortization due to the extended term of Consolidation Loans and the accretion into income of discounts on Private Education Loans.

Floor Income

        For on-balance sheet student loans, gross Floor Income is included in student loan income whereas payments on Floor Income Contracts are included in the "gains (losses) on derivative and hedging activities, net" line in other income. The following table summarizes the components of Floor Income from on-balance sheet student loans, net of payments under Floor Income Contracts, for the three months ended March 31, 2006 and 2005.

	Three months ended
	March 31, 2006			March 31, 2005
	Fixed borrower Rate	Variable borrower rate	Total	Fixed borrower Rate	Variable borrower rate	Total
Floor Income:
Gross Floor Income	$14	$—	$14	$66	$—	$66
Payments on Floor Income Contracts	(14)	—	(14)	(60)	—	(60)

Net Floor Income	$—	$—	$—	$6	$—	$6

Net Floor Income in basis points	—	—	—	4	—	4

        The decrease in Floor Income for the three months ended March 31, 2006 versus the same period in 2005 is due to an increase in short-term interest rates.

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

FEDERAL AND STATE TAXES

        The Company is subject to federal and state income taxes. Our effective tax rate for the three months ended March 31, 2006 was 47 percent versus 45 percent for the three months ended March 31, 2005. The effective tax rate reflects the permanent impact of the exclusion of the gains or losses on equity forward contracts recognized under SFAS No. 150.

BUSINESS SEGMENTS

        We manage our business through two primary operating segments: the Lending operating segment and the DMO operating segment. Accordingly, the results of operations of the Company's Lending and DMO operating segments are presented below. These operating segments are considered reportable segments under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," based on quantitative thresholds applied to the Company's financial statements. In addition, we provide other complementary products and services, including guarantor and student loan servicing, through smaller operating segments that do not meet such thresholds and are aggregated in the Corporate and Other operating segment for financial reporting purposes.

        The management reporting process measures the performance of the Company's operating segments based on the management structure of the Company as well as the methodology used by management to evaluate performance and allocate resources. Management, including the Company's chief operating decision maker, evaluates the performance of the Company's operating segments based on their profitability as measured by "Core" performance measures. Accordingly, information regarding the Company's reportable segments is provided herein based on a "Core" basis, which is discussed in detail below. Our "Core" performance measures are not defined terms within generally accepted accounting principles in the United States of America ("GAAP") and may not be comparable to similarly titled measures reported by other companies. "Core" net income reflects only current period adjustments to GAAP net income as described below. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting and as a result, our management reporting is not necessarily comparable with similar information for any other financial institution. The Company's operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. Intersegment revenues and expenses are netted within the appropriate financial statement line items consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.

        "Core" performance measures are the primary financial performance measures used by management to develop the Company's financial plans, track results, and establish corporate performance targets and incentive compensation. While "Core" results are not a substitute for reported results under GAAP, the Company relies on "Core" performance measures in operating its business because "Core" performance measures permit management to make meaningful period-to-period comparisons of the operational and performance indicators that are most closely assessed by management. Management believes this information provides additional insight into the financial performance of the core business activities of its operating segments. Accordingly, the tables presented below reflect "Core" operating measures reviewed and utilized by management to manage the business for each of the Company's reportable segments.

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

	Three months ended March 31, 2006
	Lending	DMO	Corporate and Other
Managed interest income:
Managed FFELP Stafford and Other Student Loans	$650	$—	$—
Managed Consolidation Loans	1,028	—	—
Managed Private Education Loans	429	—	—
Other loans	23	—	—
Cash and investments	131	—	1

Total Managed interest income	2,261	—	1
Total Managed interest expense	1,660	5	1

Net Managed interest income	601	(5)	—
Less: provisions for losses	75	—	—

Net interest income after provisions for losses	526	(5)	—
Fee income	—	92	27
Collections revenue	—	56	—
Other income	40	—	30
Operating expenses(1)	161	89	59
Income tax expense (benefit)(2)	150	20	(1)
Minority interest in net earnings of subsidiaries	—	1	—

"Core" net income (loss)	$255	$33	$(1)

(1)
Operating expenses for the Lending, DMO, and Corporate and Other business segments include $10 million, $3 million, and $5 million, respectively, of stock-based compensation expense due to the implementation of SFAS No. 123(R) in the three months ended March 31, 2006.

(2)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three months ended March 31, 2005
	Lending(2)	DMO(2)	Corporate and Other(2)
Managed Interest income:
Managed FFELP Stafford and Other Student Loans	$510	$—	$—
Managed Consolidation Loans	581	—	—
Managed Private Education Loans	227	—	—
Other loans	20	—	—
Cash and investments	78	—	1

Total Managed interest income	1,416	—	1
Total Managed interest expense	918	4	1

Net Managed interest income	498	(4)	—
Less: provisions for losses	55	—	—

Net interest income after provisions for losses	443	—	—
Fee income	—	86	33
Collections revenue	—	35	—
Other income	35	—	32
Operating expenses	134	64	51
Income tax expense(1)	127	20	6
Minority interest in net earnings of subsidiaries	1	1	—

"Core" net income	$216	$32	$8

(1)
Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(2)
In the first quarter of 2006, the Company changed its method for allocating certain overhead and other expenses between our business segments. Balances for the three months ending March 31, 2005 have been updated to reflect the new allocation methodology.

Alternative Performance Measures

        In accordance with the Rules and Regulations of the Securities and Exchange Commission ("SEC"), we prepare financial statements in accordance with GAAP. In addition to evaluating the Company's GAAP-based financial information, management evaluates the Company's business segments under certain non-GAAP performance measures that we refer to as "Core" performance measures for each business segment and we refer to this information in our presentations with credit rating agencies and lenders. While "Core" results are not a substitute for reported results under GAAP, we rely on "Core" performance measures in operating each business segment because we believe these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.

        Our "Core" performance measures are the primary financial performance measures used by management to evaluate performance and to allocate resources. Accordingly, financial information is reported to management on a "Core" basis by reportable segment, as these are the measures used regularly by our chief operating decision maker. Our "Core" results are used in developing our financial plans and tracking results, and also in establishing corporate performance targets and determining incentive compensation. Management believes this information provides additional insight into the financial performance of the Company's core business activities. Our "Core" performance measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. "Core" net income reflects only current period adjustments to GAAP net income as described below. Accordingly, the Company's "Core" presentation does not represent another comprehensive basis of accounting. A more detailed discussion of the differences between GAAP and "Core" follows.

Limitations on "Core" Performance Measures

        While GAAP provides a uniform, comprehensive basis of accounting, for the reasons described above, management believes that "Core" basis is an important additional tool for providing a more complete understanding of the Company's results of operations. Nevertheless, "Core" basis is subject to certain general and specific limitations that investors should carefully consider. For example, as stated above, unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. Our "Core" performance measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. Unlike GAAP, the Company's "Core" presentation does not represent a comprehensive basis of accounting. Investors, therefore, may not compare our Company's performance with that of other financial services companies based upon our "Core" presentation. "Core" results are only meant to supplement GAAP results by providing additional information regarding the operational and performance indicators that are most closely used by management, the Company's board of directors, rating agencies and lenders to assess performance.

        Other limitations arise from the specific adjustments that management makes to GAAP results to derive "Core" results. For example, in reversing the unrealized gains and losses that result from SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on derivatives that do not qualify for hedge treatment accounting, as well as on derivatives that do qualify but are in part ineffective because they are not perfect hedges, we focus on the long-term economic effectiveness of those instruments relative to the underlying hedged item and isolate the effects of interest rate volatility, changing credit spreads and changes in our stock price on the fair value of such instruments during the period. Under GAAP, the effects of these factors on the fair value of the derivative instruments (but not on the underlying hedged item) tend to show more volatility in the short term. While our presentation of our results on a Managed Basis provides important information regarding the performance of our Managed portfolio, a limitation on this presentation is that we are presenting the ongoing spread income on loans that have been sold to a trust managed by us. While we believe that our Managed Basis presentation presents the economic substance of our Managed loan portfolio, it understates earnings volatility from securitization gains. Our "Core" results exclude certain Floor Income, which is real cash income, from our reported results and therefore may in certain periods understate earnings. Management's financial planning and valuation of operating results, however, does not take into account Floor Income because of its inherent uncertainty, except when it is economically hedged through Floor Income Contracts.

Pre-tax differences between "Core" and GAAP by Business Segment

	Three months ended March 31,
	2006			2005
	Lending	DMO	Corporate and Other	Lending	DMO	Corporate and Other
"Core" adjustments to GAAP:
Net impact of securitization accounting	$(62)	$—	$—	$(33)	$—	$—
Net impact of derivative accounting	83	—	(122)	198	—	(108)
Net impact of Floor Income	(52)	—	—	(43)	—	—
Amortization of acquired intangibles	(9)	(4)	(1)	(9)	(2)	(2)

Total "Core" adjustments to GAAP	$(40)	$(4)	$(123)	$113	$(2)	$(110)

1)
Securitization: Under GAAP, certain securitization transactions in our Lending operating segment are accounted for as sales of assets. Under the Company's "Core" presentation for the Lending operating segment, we present all securitization transactions on a Managed Basis as long-term non-recourse financings. The upfront "gains" on sale from securitization transactions as well as ongoing "servicing and securitization revenue" presented in accordance with GAAP are excluded from "Core" net income and replaced by the interest income, provisions for loan losses, and interest expense as they are earned or incurred on the securitization loans. We also exclude transactions with our off-balance sheet trusts from "Core" net income as they are considered intercompany transactions on a Managed Basis.

  The following table summarizes the securitization adjustments in our Lending operating segment for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
"Core" securitization adjustments:
Net interest income on securitized loans, after provisions for losses	$(189)	$(220)
Gains on student loan securitizations	30	50
Servicing and securitization revenue	99	143
Intercompany transactions with off-balance sheet trusts	(2)	(6)

Total "Core" securitization adjustments	$(62)	$(33)

2)
Derivative Accounting: "Core" net income excludes periodic unrealized gains and losses arising primarily in our Lending operating segment, and to a lesser degree in our Corporate and Other reportable segment, that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 on derivatives that do not qualify for "hedge treatment" under GAAP. Under the Company's "Core" presentation, we recognize the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item's life. "Core" net income also excludes the gain or loss on equity forward contracts that under SFAS No. 133, are required to be accounted for as derivatives and are marked-to-market through earnings.

  SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria, as specified by SFAS No. 133, are met. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. However, some of our derivatives, primarily Floor Income Contracts, basis swaps, equity forward contracts (discussed in detail below) and certain Eurodollar futures contracts, do not qualify for "hedge treatment" as defined by SFAS No. 133, and the stand-alone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item. "Gains (losses) on derivative and hedging activities, net" are primarily caused by interest rate volatility, changing credit spreads and changes in our stock price during the period as well as the volume and term of derivatives not receiving hedge treatment.

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

  Under SFAS No. 150, equity forward contracts that allow a net settlement option either in cash or the Company's stock are required to be accounted for as derivatives in accordance with SFAS No. 133. As a result, we account for our equity forward contracts as derivatives in accordance with SFAS No. 133 and mark them to market through earnings. They do not qualify as effective SFAS No. 133 hedges, as a requirement to achieve hedge accounting is the hedged item must impact net income and the settlement of these contracts through the purchase of our own stock does not impact net income.

  The table below quantifies the adjustments for derivative accounting under SFAS No. 133 on our net income for the three months ended March 31, 2006 and 2005 when compared with the accounting principles employed in all years prior to the SFAS No. 133 implementation.

	Three months ended March 31,
	2006	2005
"Core" derivative adjustments:
Gains (losses) on derivative and hedging activities, net included in other income(1)	$(87)	$(34)
Less: Realized losses on derivative and hedging activities, net(1)	48	122

Unrealized gains (losses) on derivative and hedging activities, net(1)	(39)	88
Other pre-SFAS No. 133 accounting adjustments	—	2

Total net impact of SFAS No. 133 derivative accounting	$(39)	$90

  (1)
  See "Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities" below for a detailed breakdown of the components of both the realized and unrealized losses on derivative and hedging activities.

  Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

  SFAS No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as "realized gains (losses) on derivative and hedging activities") that do not qualify as hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. The table below summarizes the realized losses on derivative and hedging activities, and where they are reclassified to on a "Core" basis for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
Reclassification of realized losses on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(21)	$(88)
Net settlement expense on interest rate swaps reclassified to net interest income	(27)	(29)
Net realized losses on closed Eurodollar futures contracts and terminated derivative contracts reclassified to other income	—	(5)

Total reclassifications of realized losses on derivative and hedging activities	(48)	(122)
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	(39)	88

Gains (losses) on derivative and hedging activities, net	$(87)	$(34)

  (1)
  "Unrealized gains (losses) on derivative and hedging activities, net" is comprised of the following unrealized mark-to-market gains/ (losses):

	Three months ended March 31,
	2006	2005
Floor Income Contracts	$144	$268
Equity forward contracts	(122)	(108)
Basis swaps	(82)	(60)
Other	21	(12)

Total unrealized gains (losses) on derivative and hedging activities, net	$(39)	$88

3)
Floor Income: The timing and amount (if any) of Floor Income earned in our Lending operating segment is uncertain and in excess of expected spreads. Therefore, we exclude such income from "Core" net income when it is not economically hedged. We employ derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above in "Derivative Accounting," these derivatives do not qualify as effective accounting hedges and therefore, under GAAP, they are marked-to-market through the "gains (losses) on derivative and hedging activities, net" line on the income statement with no offsetting gain or loss recorded for the economically hedged items. For "Core" net income, we reverse the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and include the amortization of net premiums received (net of Eurodollar futures contracts' realized gains or losses) in income.

  The following table summarizes the Floor Income adjustments in our Lending operating segment for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
"Core" Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$—	$11
Amortization of net premiums on Floor Income Contracts and futures in net interest income	(52)	(54)

Total "Core" Floor Income adjustments	$(52)	$(43)

4)
Other Items: We exclude amortization of acquired intangibles. For the three months ended March 31, 2006 and March 31, 2005, amortization of acquired intangibles totaled $14 million and $13 million, respectively.

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

        The following table summarizes the "Core" results of operations for our Lending business segment.

	Three months ended March 31,		% Increase (Decrease)
	2006	2005	2006 vs. 2005
Managed Basis interest income:
Managed FFELP and Other Student Loans	$650	$510	27%
Managed Consolidation loans	1,028	581	77
Managed Private Education Loans	429	227	89
Other loans	23	20	15
Cash and investments	131	78	68

Total Managed interest income	2,261	1,416	60
Total Managed interest expense	1,660	918	81

Net Managed interest income	601	498	21
Less: provisions for losses	75	55	36

Net Managed interest income after provisions for losses	526	443	19
Other income	40	35	14
Operating expenses(1)	161	134	20

Income before income taxes and minority interest in net earnings of subsidiaries	405	344	18
Income taxes	150	127	18

Income before minority interest in net earnings of subsidiaries	255	217	18
Minority interest in net earnings of subsidiaries	—	1	(100)

"Core" net income	$255	$216	18%

(1)
Operating expenses for the Lending segment include $10 million of stock-based compensation expense due to the implementation of SFAS No. 123(R) in the three months ended March 31, 2006.

Summary of our Managed Student Loan Portfolio

        The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

Ending Balances (net of allowance for loan losses):

	March 31, 2006
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Private Education Loans	Total
On-balance sheet:
In-school	$7,518	$—	$7,518	$4,713	$12,231
Grace and repayment	11,015	52,654	63,669	5,170	68,839

Total on-balance sheet, gross	18,533	52,654	71,187	9,883	81,070
On-balance sheet unamortized premium/(discount)	356	807	1,163	(340)	823
On-balance sheet allowance for losses	(6)	(10)	(16)	(232)	(248)

Total on-balance sheet, net	18,883	53,451	72,334	9,311	81,645

Off-balance sheet:
In-school	4,631	—	4,631	2,342	6,973
Grace and repayment	18,473	12,857	31,330	6,494	37,824

Total off-balance sheet, gross	23,104	12,857	35,961	8,836	44,797
Off-balance sheet unamortized premium/(discount)	364	357	721	(188)	533
Off-balance sheet allowance for losses	(11)	(3)	(14)	(91)	(105)

Total off-balance sheet, net	23,457	13,211	36,668	8,557	45,225

Total Managed	$42,340	$66,662	$109,002	$17,868	$126,870

% of on-balance sheet FFELP	26%	74%	100%
% of Managed FFELP	39%	61%	100%
% of total	33%	53%	86%	14%	100%
	December 31, 2005
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Private Education Loans	Total
On-balance sheet:
In-school	$6,910	$—	$6,910	$3,432	$10,342
Grace and repayment	12,705	54,033	66,738	4,834	71,572

Total on-balance sheet, gross	19,615	54,033	73,648	8,266	81,914
On-balance sheet unamortized premium/(discount)	379	835	1,214	(305)	909
On-balance sheet allowance for losses	(6)	(9)	(15)	(204)	(219)

Total on-balance sheet, net	19,988	54,859	74,847	7,757	82,604

Off-balance sheet:
In-school	2,962	—	2,962	2,540	5,502
Grace and repayment	17,410	10,272	27,682	6,406	34,088

Total off-balance sheet, gross	20,372	10,272	30,644	8,946	39,590
Off-balance sheet unamortized premium/(discount)	306	305	611	(188)	423
Off-balance sheet allowance for losses	(8)	(2)	(10)	(78)	(88)

Total off-balance sheet, net	20,670	10,575	31,245	8,680	39,925

Total Managed	$40,658	$65,434	$106,092	$16,437	$122,529

% of on-balance sheet FFELP	27%	73%	100%
% of Managed FFELP	38%	62%	100%
% of total	33%	54%	87%	13%	100%

(1)
FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Average Balances:

	Three months ended March 31, 2006
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Private Education Loans	Total
On-balance sheet	$19,522	$54,312	$73,834	$9,016	$82,850
Off-balance sheet	21,784	11,636	33,420	8,649	42,069

Total Managed	$41,306	$65,948	$107,254	$17,665	$124,919

% of on-balance sheet FFELP	26%	74%	100%
% of Managed FFELP	39%	61%	100%
% of Total	33%	53%	86%	14%	100%
	Three months ended March 31, 2005
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Private Education Loans	Total
On-balance sheet	$18,522	$42,873	$61,395	$6,266	$67,661
Off-balance sheet	28,255	7,490	35,745	6,147	41,892

Total Managed	$46,777	$50,363	$97,140	$12,413	$109,553

% of on-balance sheet FFELP	30%	70%	100%
% of Managed FFELP	48%	52%	100%
% of Total	43%	46%	89%	11%	100%

(1)
FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Student Loan Spread Analysis—Managed Basis

        The following table analyzes the earnings from our portfolio of Managed student loans on a "Core" basis (see "BUSINESS SEGMENTS—Alternative Performance Measures"). This presentation includes both on-balance sheet and off-balance sheet student loans and derivatives that are economically hedging the student loans on the debt funding such loans. The table below also excludes Floor Income earned on the student loan portfolio but does include the amortization of upfront payments on Floor Income Contracts that we believe are economically hedging the Floor Income.

	Three months ended March 31,
	2006	2005
Managed Basis student loan yield	7.60%	5.63%
Consolidation Loan Rebate Fees	(.55)	(.48)
Borrower Benefits	(.07)	(.10)
Premium and discount amortization	(.14)	(.17)

Managed Basis student loan net yield	6.84	4.88
Managed Basis student loan cost of funds	(4.97)	(3.08)

Managed Basis student loan spread	1.87%	1.80%

Average Balances
On-balance sheet student loans	$82,850	$67,661
Off-balance sheet student loans	42,069	41,892

Managed student loans	$124,919	$109,553

Discussion of Managed Basis Student Loan Spread—Effects of Significant Events in the Quarters Presented

        In the first quarter of 2006, we changed our policy related to Borrower Benefit qualification requirements and updated our assumptions to reflect this policy. These changes resulted in a reduction of our liability for Borrower Benefits of $15 million or 5 basis points. For the three months ended March 31, 2005, the Managed Basis student loan spread before this impact was 1.82 percent.

Discussion of Managed Basis Student Loan Spread—Other Quarter-over Quarter Fluctuations

        The average balance of Managed Private Education Loans now represents 14 percent of the average Managed student loan portfolio, up from 11 percent in the first quarter of 2005. Private Education Loans are subject to credit risk and therefore earn higher spreads, which averaged 4.88 percent in the three months ended March 31, 2006 for the Managed Private Education Loan portfolio versus a spread of 1.37 percent (1.31 percent before the Borrower Benefit impact discussed above) in the three months ended March 31, 2006 for the Managed guaranteed student loan portfolio.

        The growth in both the Private Education Loan and Consolidation Loan portfolios contributed to a decrease in premium and discount amortization due to the extended term of Consolidation Loans and the accretion into income of discounts on Private Education Loans.

Floor Income—Managed Basis

        The following table analyzes the ability of the FFELP student loans in our Managed student loan portfolio to earn Floor Income after March 31, 2006 and 2005.

	March 31, 2006			March 31, 2005
(Dollars in billions)	Fixed borrower Rate	Variable borrower rate	Total	Fixed borrower Rate	Variable borrower rate	Total
Student loans eligible to earn Floor Income:
On-balance sheet student loans	$51.7	$14.9	$66.6	$43.3	$13.1	$56.4
Off-balance sheet student loans	12.9	20.7	33.6	7.2	25.3	32.5

Managed student loans eligible to earn Floor Income	64.6	35.6	100.2	50.5	38.4	88.9
Less: notional amount of Floor Income Contracts	(25.1)	—	(25.1)	(26.0)	—	(26.0)

Net Managed student loans eligible to earn Floor Income	$39.5	$35.6	$75.1	$24.5	$38.4	$62.9

Net Managed student loans earning Floor Income	$.4	$—	$.4	$2.5	$—	$2.5

        The reconsolidation of Consolidation Loans has had an unanticipated impact on Consolidation Loans underlying Floor Income Contracts. The Floor Income Contracts are economically hedging the fixed borrower interest rate earned on Consolidation Loans. Generally, Consolidation Loans are eligible to earn Floor Income, and over time we have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified Consolidation Loans. The balance of the Floor Income Contracts did not anticipate the reconsolidation of Consolidation Loans and as a consequence, higher rate Consolidation Loans that underlie certain contracts have experienced higher amortization than anticipated. As a result, as of March 31, 2006, the notional amount of Floor Income Contracts roughly equals the outstanding balance of the Consolidation Loans that the Floor Income Contracts were hedging. Recently passed legislation discontinues reconsolidation June 30, 2006, and, on March 17, 2006, ED issued a "Dear Colleague" letter that prohibits the reconsolidation of Consolidation Loans through the Direct Lending program unless the borrower applied for a Direct Loan consolidation by March 31, 2006. Since we are close to parity between the floor eligible loans and Floor Income Contracts at March 31, 2006, loans reconsolidating in the second quarter of 2006 from applications received by ED by March 31, 2006 would potentially cause the balance of Floor Income

Contracts for certain strikes to exceed the balance of the loans for those strikes. However, we do not believe that the volume of reconsolidation will create a material oversold position compared to the $25 billion of Consolidation Loans now hedged by Floor Income Contracts at March 31, 2006.

        The following table presents a projection of the average Managed balance of Consolidation Loans whose Fixed Rate Floor Income has already been economically hedged through Floor Income Contracts for the period April 1, 2006 to March 31, 2010. These loans are both on and off-balance sheet and the related hedges do not qualify under SFAS No. 133 accounting as effective hedges.

(Dollars in billions)	April 1, 2006 to December 31, 2006	2007	2008	2009	2010
Average balance of Consolidation Loans whose Floor Income is economically hedged (Managed Basis)	$25	$16	$15	$10	$2

Private Education Loans

        All Private Education Loans are initially acquired on-balance sheet. When we securitize Private Education Loans, we no longer legally own the loans and they are accounted for off-balance sheet. For our Managed presentation in the table below, we reduce the on-balance sheet allowance for amounts previously provided and then provide for these loans in the off-balance sheet section with the total of both on and off-balance sheet residing in the Managed presentation.

        When Private Education Loans in the majority of our securitized trusts become 180 days delinquent, we typically exercise our contingent call option to repurchase these loans at par value out of the trust and record a loss for the difference in the par value paid and the fair market value of the loan at the time of purchase. If these loans reach the 212-day delinquency, a charge-off for the remaining balance of the loan is triggered. On a Managed Basis, the losses recorded under GAAP for loans repurchased at day 180 are reversed and the full amount is charged-off at day 212. The contingent call option was a feature in all Private Education Loan securitizations through the third quarter of 2005. The last two Private Education Loan securitizations did not have contingent call options.

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

        The following table summarizes changes in the allowance for Private Education Loan losses for the three months ended March 31, 2006 and 2005.

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Three months ended		Three months ended		Three months ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Allowance at beginning of period	$204	$172	$78	$143	$282	$315
Provision for Private Education Loan losses	54	43	14	8	68	51
Charge-offs	(32)	(29)	(1)	(1)	(33)	(30)
Recoveries	6	5	—	—	6	5

Net charge-offs	(26)	(24)	(1)	(1)	(27)	(25)

Balance before securitization of Private Education Loans	232	191	91	150	323	341
Reduction for securitization of Private Education Loans	—	—	—	—	—	—

Allowance at end of period	$232	$191	$91	$150	$323	$341

Net charge-offs as a percentage of average loans in repayment (annualized)	2.83%	3.29%	.01%	.16%	1.27%	1.61%
Allowance as a percentage of the ending total loan balance	2.43%	2.84%	1.06%	2.44%	1.78%	2.65%
Allowance as a percentage of ending loans in repayment	5.96%	6.35%	1.99%	4.43%	3.81%	5.33%
Average coverage of net charge-offs (annualized)	2.17	1.99	326.22	28.27	3.02	3.36
Average total loans	$9,016	$6,266	$8,649	$6,147	$17,665	$12,413
Ending total loans	$9,543	$6,718	$8,648	$6,141	$18,191	$12,859
Average loans in repayment	$3,780	$2,924	$4,624	$3,368	$8,404	$6,292
Ending loans in repayment	$3,898	$3,005	$4,596	$3,384	$8,494	$6,389

        The year-over-year decrease in the allowance as a percentage of ending Managed Private Education Loans in repayment is due to the new allowance methodology adopted in the second quarter of 2005. We now provide for losses over a shorter period of time versus the prior methodology. Consequently, the year-over-year growth rate in the provision is less than the growth rate in the portfolio.

Delinquencies

        The table below presents our Private Education Loan delinquency trends as of March 31, 2006 and 2005. Delinquencies have the potential to adversely impact earnings through increased servicing and collection costs in the event the delinquent accounts charge off.

	On-Balance Sheet Private Education Loan Delinquencies
	March 31, 2006		March 31, 2005
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$5,573		$3,733
Loans in forbearance(2)	412		222
Loans in repayment and percentage of each status:
Loans current	3,487	89.4%	2,707	90.1%
Loans delinquent 31-60 days(3)	170	4.4	119	4.0
Loans delinquent 61-90 days(3)	106	2.7	70	2.3
Loans delinquent greater than 90 days(3)	135	3.5	109	3.6

Total Private Education Loans in repayment	3,898	100.0%	3,005	100.0%

Total Private Education Loans, gross	9,883		6,960
Private Education Loan unamortized discount	(340)		(242)

Total Private Education Loans	9,543		6,718
Private Education Loan allowance for losses	(232)		(191)

Private Education Loans, net	$9,311		$6,527

Percentage of Private Education Loans in repayment	39.4%		43.2%

Delinquencies as a percentage of Private Education Loans in repayment	10.6%		9.9%

	Off-Balance Sheet Private Education Loan Delinquencies
	March 31, 2006		March 31, 2005
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$3,456		$2,458
Loans in forbearance(2)	784		403
Loans in repayment and percentage of each status:
Loans current	4,389	95.5%	3,207	94.8%
Loans delinquent 31-60 days(3)	106	2.3	86	2.5
Loans delinquent 61-90 days(3)	46	1.0	40	1.2
Loans delinquent greater than 90 days(3)	55	1.2	51	1.5

Total Private Education Loans in repayment	4,596	100.0%	3,384	100.0%

Total Private Education Loans, gross	8,836		6,245
Private Education Loan unamortized discount	(188)		(104)

Total Private Education Loans	8,648		6,141
Private Education Loan allowance for losses	(91)		(150)

Private Education Loans, net	$8,557		$5,991

Percentage of Private Education Loans in repayment	52.0%		54.2%

Delinquencies as a percentage of Private Education Loans in repayment	4.5%		5.2%

(1)
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)
Loans for borrowers who have requested extension of grace period who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Managed Private Education Loan Delinquencies
	March 31, 2006		March 31, 2005
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$9,029		$6,191
Loans in forbearance(2)	1,196		625
Loans in repayment and percentage of each status:
Loans current	7,876	92.7%	5,914	92.6%
Loans delinquent 31-60 days(3)	276	3.3	205	3.2
Loans delinquent 61-90 days(3)	152	1.8	110	1.7
Loans delinquent greater than 90 days(3)	190	2.2	160	2.5

Total Private Education Loans in repayment	8,494	100.0%	6,389	100.0%

Total Private Education Loans, gross	18,719		13,205
Private Education Loan unamortized discount	(528)		(346)

Total Private Education Loans	18,191		12,859
Private Education Loan allowance for losses	(323)		(341)

Private Education Loans, net	$17,868		$12,518

Percentage of Private Education Loans in repayment	45.4%		48.4%

Delinquencies as a percentage of Private Education Loans in repayment	7.3%		7.4%

(1)
Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)
Loans for borrowers who have requested extension of grace period who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)
The period of delinquency is based on the number of days scheduled payments are contractually past due.

Forbearance—Managed Basis Private Education Loans

        Private Education Loans are made to parent and student borrowers by our lender partners in accordance with our underwriting policies. These loans generally supplement federally guaranteed student loans, which are subject to federal lending caps. Private Education Loans are not guaranteed or insured against any loss of principal or interest. Traditional student borrowers use the proceeds of these loans to obtain higher education, which increases the likelihood of obtaining employment at higher income levels than would be available without the additional education. As a result, the borrowers' repayment capability improves between the time the loan is made and the time they enter the post-education work force. We generally allow the loan repayment period on traditional Private Education Loans, except those generated by our SLM Financial subsidiary, to begin six to nine months after the student leaves school. This provides the borrower time to obtain a job to service his or her debt. For borrowers that need more time or experience other hardships, we permit additional delays in payment or partial payments (both referred to as forbearances) when we believe additional time will improve the borrower's ability to repay the loan. Forbearance is also granted to borrowers who may experience temporary hardship after entering repayment, when we believe that it will increase the likelihood of ultimate collection of the loan. Such forbearance is only granted within established guidelines and is closely monitored for compliance. Our policy does not grant any reduction in the repayment obligation (principal or interest) but does allow the borrower to stop or reduce monthly payments for an agreed period of time. When a loan that was delinquent prior to receiving forbearance ends forbearance and re-enters repayment, that loan is returned to current status.

        Forbearance is used most heavily immediately after the loan enters repayment. As indicated in the tables below showing the composition and status of the Managed Private Education Loan portfolio by number of months aged from the first date of repayment, the percentage of loans in forbearance decreases the longer the loans have been in repayment. At March 31, 2006, loans in forbearance as a percentage of loans in repayment and forbearance is 16.1 percent for loans that have been in repayment one to twenty-four months. The percentage drops to 4.5 percent for loans that have been in repayment more than 48 months. Approximately 79 percent of our Managed Private Education Loans in forbearance have been in repayment less than 24 months. These borrowers are essentially extending their grace period as they transition to the workforce. Forbearance continues to be a positive collection tool for the Private Education Loans as we believe it can provide the borrower with sufficient time to obtain employment and income to support his or her obligation. We consider the potential impact of forbearance in the determination of the loan loss reserves.

        The tables below show the composition and status of the Managed Private Education Loan portfolio by number of months aged from the first date of repayment.

	Months since entering repayment
	1 to 24 months	25 to 48 months	More than 48 months	After March 31, 2006(1)	Total
March 31, 2006
Loans in-school/grace/deferment	$—	$—	$—	$9,029	$9,029
Loans in forbearance	940	180	76	—	1,196
Loans in repayment—current	4,535	1,845	1,496	—	7,876
Loans in repayment—delinquent 31-60 days	153	70	53	—	276
Loans in repayment—delinquent 61-90 days	94	35	23	—	152
Loans in repayment—delinquent greater than 90 days	109	51	30	—	190

Total	$5,831	$2,181	$1,678	$9,029	18,719

Unamortized discount					(528)
Allowance for loan losses					(323)

Total Managed Private Education Loans, net					$17,868

Loans in forbearance as a percentage of loans in repayment and forbearance	16.1%	8.3%	4.5%	—%	12.3%

(1)
Includes all loans in-school/grace/deferment.

	Months since entering repayment
	1 to 24 months	25 to 48 months	More than 48 months	After March 31, 2005(1)	Total
March 31, 2005
Loans in-school/grace/deferment	$—	$—	$—	$6,191	$6,191
Loans in forbearance	473	106	46	—	625
Loans in repayment—current	3,263	1,457	1,194	—	5,914
Loans in repayment—delinquent 31-60 days	109	57	39	—	205
Loans in repayment—delinquent 61-90 days	63	29	18	—	110
Loans in repayment—delinquent greater than 90 days	83	50	27	—	160

Total	$3,991	$1,699	$1,324	$6,191	13,205

Unamortized discount					(346)
Allowance for loan losses					(341)

Total Managed Private Education Loans, net					$12,518

Loans in forbearance as a percentage of loans in repayment and forbearance	11.9%	6.2%	3.5%	—%	8.9%

(1)
Includes all loans in-school/grace/deferment.

        The table below stratifies the portfolio of Managed Private Education Loans in forbearance by the cumulative number of months the borrower has used forbearance as of the dates indicated. As detailed in the table below, six percent of loans currently in forbearance have been in loan repayment more than 24 months, which is three percent lower than the year-ago period.

	March 31, 2006		March 31, 2005
	Forbearance Balance	% of Total	Forbearance Balance	% of Total
Cumulative number of months borrower has used forbearance
Up to 12 months	$901	76%	$440	70%
13 to 24 months	220	18	129	21
25 to 36 months	51	4	36	6
More than 36 months	24	2	20	3

Total	$1,196	100%	$625	100%

Total Loan Net Charge-offs

        The following tables summarize the net charge-offs for all loan types on both an on-balance sheet basis and a Managed Basis for the three months ended March 31, 2006 and 2005. Almost all Private Education Loan charge-offs occur on-balance sheet due to the contingent call feature in a majority of the off-balance sheet securitization trusts, which is discussed in more detail at "LENDING BUSINESS SEGMENT—Private Education Loans."

  Total on-balance sheet loan net charge-offs

	Three months ended March 31,
	2006	2005
Private Education Loans	$26	$24
FFELP Stafford and Other Student Loans	1	1
Mortgage and consumer loans	1	1

Total on-balance sheet loan net charge-offs	$28	$26

  Total Managed loan net charge-offs

	Three months ended March 31,
	2006	2005
Private Education Loans	$27	$25
FFELP Stafford and Other Student Loans	1	1
Mortgage and consumer loans	1	1

Total Managed loan net charge-offs	$29	$27

        Recently passed legislation will reduce the default insurance on loans serviced under the EP designation to 99 percent from 100 percent for claims filed on or after July 1, 2006, so we expect FFELP charge-offs to increase in the future.

  Student Loan Premiums as a Percentage of Principal

        The following table presents student loan premiums paid as a percentage of the principal balance of student loans acquired for the three months ended March 31, 2006 and 2005.

	Three months ended
	March 31, 2006		March 31, 2005
	Principal Volume	Premium Percentage	Principal Volume	Premium Percentage
Student Loan premiums paid:
Sallie Mae brands	$3,304.50%		$2,302.29%
Lender partners	3,592	2.00	3,343	1.83

Total Preferred Channel	6,896	1.28	5,645	1.21
Other purchases(1)	175	1.97	505	3.22

Subtotal base purchases	7,071	1.30	6,150	1.37
Consolidations	897	1.98	913	1.96

Total	$7,968	1.37%	$7,063	1.45%

                    ________________

    (1)
    Primarily includes spot purchases, other commitment clients, and subsidiary acquisitions.

        The increase in the lender partner premium rate from 2005 to 2006 is primarily due to the increase in instances where we pay an origination fee on behalf of the borrower, which we refer to as zero-fee lending and to school-as-lender volume, where the schools act as the lender and immediately sell the loans to us at a premium. The borrower origination fee related to zero-fee lending will be gradually phased out by Reconciliation Legislation from 2007 to 2010. This legislation also ends new schools-as-lender after April 1, 2006 and adds additional requirements for schools that already have such programs. (See "RECENT DEVELOPMENTS—Reauthorization.")

Student Loan Acquisitions

        In the three months ended March 31, 2006, 87 percent of our Managed student loan acquisitions were originated through our Preferred Channel. The following tables summarize the components of our student loan acquisition activity for the three months ended March 31, 2006 and 2005.

	Three months ended March 31, 2006
	FFELP	Private	Total
Preferred Channel	$5,031	$1,865	$6,896
Other commitment clients	114	2	116
Spot purchases	59	—	59
Consolidations from third parties	896	1	897
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	1,329	—	1,329
Capitalized interest, premiums and discounts	346	23	369

Total on-balance sheet student loan acquisitions	7,775	1,891	9,666
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(1,329)	—	(1,329)
Capitalized interest, premiums and discounts—off-balance sheet securitized trusts	145	69	214

Total Managed student loan acquisitions	$6,591	$1,960	$8,551

	Three months ended March 31, 2005
	FFELP	Private	Total
Preferred Channel	$4,311	$1,334	$5,645
Other commitment clients	86	—	86
Spot purchases	419	—	419
Consolidations from third parties	913	—	913
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	1,827	—	1,827
Capitalized interest, premiums and discounts	340	(6)	334

Total on-balance sheet student loan acquisitions	7,896	1,328	9,224
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(1,827)	—	(1,827)
Capitalized interest, premiums and discounts—off-balance sheet securitized trusts	109	43	152

Total Managed student loan acquisitions	$6,178	$1,371	$7,549

        As shown on the above table, off-balance sheet FFELP Stafford loans that consolidate with us become an on-balance sheet interest earning asset. This activity results in impairments of our Retained Interests in securitizations, but this is offset by an increase in on-balance sheet interest earning assets, for which we do not record an offsetting gain.

        The following table includes on-balance sheet asset information for our Lending business segment.

	March 31, 2006	December 31, 2005
FFELP Stafford and Other Student Loans, net	$18,883	$19,988
Consolidation Loans, net	53,451	54,859
Managed Private Education Loans, net	9,311	7,757
Other loans, net	1,114	1,138
Investments(1)	7,160	7,748
Retained Interest in off-balance sheet securitized loans	2,487	2,406
Other(2)	3,665	3,576

Total assets	$96,071	$97,472

                    ________________

    (1)
    Investments include cash and cash equivalents, investments, restricted cash and investments, leveraged leases, and municipal bonds.

    (2)
    Other assets include accrued interest receivable, goodwill and acquired intangible assets and other non-interest earning assets.

Preferred Channel Originations

        We originated $7.6 billion in student loan volume through our Preferred Channel in the three months ended March 31, 2006, respectively, versus $6.8 billion in the three months ended March 31, 2005, respectively.

        In the first quarter of 2006, we grew our Preferred Channel Originations by 13 percent versus the year-ago quarter. For the three months ended March 31, 2006, our internally marketed brands constitute 47 percent of our Preferred Channel Originations, up from 35 percent in the year-ago period. The pipeline of loans that we currently service and are committed to purchase was $7.1 billion and $7.9 billion at March 31, 2006 and 2005, respectively. The following tables further break down our Preferred Channel Originations by type of loan and source.

	Three months ended March 31,
	2006	2005
Preferred Channel Originations—Type of Loan
Stafford	$4,426	$4,175
PLUS	1,002	960

Total FFELP	5,428	5,135
Private	2,185	1,627

Total	$7,613	$6,762

Preferred Channel Originations—Source
Internally marketed brands	$3,555	$2,356
Lender partners	4,058	4,406

Total	$7,613	$6,762

Managed Student Loan Activity

        The following tables summarize the activity in our Managed portfolio of student loans and highlight the effect of Consolidation Loan activity on our Managed FFELP portfolios.

	Three months ended March 31, 2006
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Total Private Education Loans	Total Managed Portfolio
Beginning Managed balance	$40,658	$65,434	$106,092	$16,437	$122,529
Acquisitions	5,362	333	5,695	1,959	7,654
Incremental consolidations from third parties	—	896	896	1	897
Internal consolidations(2)	(1,525)	1,525	—	—	—
Consolidations to third parties	(735)	(750)	(1,485)	(9)	(1,494)
Repayments/claims/resales/other	(1,420)	(776)	(2,196)	(520)	(2,716)

Ending Managed balance	$42,340	$66,662	$109,002	$17,868	$126,870

	Three months ended March 31, 2005
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Total Private Education Loans	Total Managed Portfolio
Beginning Managed balance	$46,790	$49,166	$95,956	$11,482	$107,438
Acquisitions	4,909	356	5,265	1,371	6,636
Incremental consolidations from third parties	—	913	913	—	913
Internal consolidations(2)	(2,187)	2,187	—	—	—
Consolidations to third parties	(466)	(111)	(577)	(6)	(583)
Repayments/claims/resales/other	(1,721)	(655)	(2,376)	(329)	(2,705)

Ending Managed balance	$47,325	$51,856	$99,181	$12,518	$111,699

(1)
Other includes PLUS, SLS and HEAL loans.

(2)
Included in internal consolidations for the three months ended March 31, 2006 and 2005 were $.9 billion and $1.6 billion respectively, of FFELP student loans in securitization trusts that were consolidated back on-balance sheet.

Other Income—Lending Business Segment

        The following table summarizes the components of other income, net, for our Lending business segment for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
Late fees	$25	$20
Gains on sales of mortgages and other loan fees	3	4
Other	12	11

Total other income, net	$40	$35

        At March 31, 2006, we had investments in leveraged and direct financing leases, net of impairments, totaling $116 million that are primarily general obligations of American Airlines and Federal Express Corporation. Based on an analysis of the potential losses on certain leveraged leases plus the increase in incremental tax obligations related to the forgiveness of debt obligations and/or the taxable gain on the sale of the aircraft, our remaining after-tax accounting exposure from our investment in American Airlines is $56 million at March 31, 2006.

Operating Expense—Lending Business Segment

        The following table summarizes the components of operating expenses for our Lending business segment for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
Sales and originations	$84	$67
Servicing and information technology	50	49
Corporate overhead	27	18

Total operating expenses	$161	$134

        Operating expenses for our Lending business segment include costs incurred to service our Managed student loan portfolio and acquire student loans, as well as other general and administrative expenses. The increase in first quarter operating expenses is primarily due to the increase in sales expenses in connection with the shift of more volume to our internal brands. First quarter 2006 operating expenses for the Lending business segment also include $10 million of stock-based compensation expense, due to the implementation of SFAS No. 123(R) (see Note 1, "Significant Accounting Policies—Share-Based Payment," and Note 8, "Stock-Based Compensation Plans" to the consolidated financial statements).

DEBT MANAGEMENT OPERATIONS ("DMO") BUSINESS SEGMENT

        The following table includes the "Core" results of operations for our DMO business segment.

	Three months ended March 31,		% Increase (Decrease)
	2006	2005	2006 vs. 2005
Total interest income	$—	$—	—%
Total interest expense	5	4	25

Net interest income	(5)	(4)	25
Less provisions for losses	—	—	—

Net interest income after provisions for losses	(5)	(4)	25
Fee income	92	86	7
Collections revenue	56	35	60

Total other income	148	121	22
Operating expenses(1)	89	64	39

Income before income taxes and minority interest in net earnings of subsidiaries	54	53	2
Income taxes	20	20	—

Income before minority interest in net earnings of subsidiaries	34	33	3
Minority interest in net earnings of subsidiaries	1	1	—

"Core" net income	$33	$32	3%

(1)
Operating expenses for the DMO segment include $3 million of stock-based compensation expense due to the implementation of SFAS No. 123(R) in the three months ended March 31, 2006.

DMO Revenue by Product

	Three months ended March 31,
	2006	2005
Purchased paper collections revenue	$56	$35
Contingency:
Student loans	70	66
Other	10	10

Total contingency	80	76
Other	12	10

Total	$148	$121

USA Funds(1)	$46	$45

% of total DMO revenue	31%	37%

                    ________________

    (1)
    United Student Aid Funds, Inc. ("USA Funds")

        The $27 million, or 22 percent increase in DMO revenue for the first quarter of 2006 compared to the first quarter of 2005 can be attributed to the year-over-year growth in the purchased paper businesses of AFS and to revenue generated by GRP, which was acquired in August 2005.

Purchased Paper—Non-Mortgage

	Three months ended March 31,
	2006	2005
Face value of purchases	$530	$972
Purchase price	34	25
% of face value purchased	6.4%	2.6%
Gross Cash Collections ("GCC")	$89	$57
Collections revenue	49	35
% of GCC	55%	61%
Carrying value of purchases	$146	$55

        The amount of face value of purchases in any quarter is a function of a combination of factors including the amount of receivables available for purchase in the marketplace, average age of each portfolio, the asset class of the receivables, and competition in the marketplace. As a result, the percentage of principal purchased will vary from quarter to quarter. The decrease in collections revenue as a percentage of GCC can primarily be attributed to large portfolio purchases in the fourth quarter of 2005. Typically, revenue recognition based on a portfolio's effective interest rate is a lower percentage of cash collections in the early stages of servicing a portfolio.

Purchased Paper—Mortgage/Properties

Three months ended March 31, 2006
Face value of purchases	$132
Collections revenue	8
Collateral value of purchases	151
Purchase price	113
% of collateral value	75%
Carrying value of purchases	$355

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

Contingency Inventory

        The following table presents the outstanding inventory of receivables that are currently being serviced through our DMO business.

	March 31, 2006	December 31, 2005
Contingency:
Contingency—Student loans	$7,614	$7,205
Contingency—Other	2,461	2,178

Total	$10,075	$9,383

Operating Expenses—DMO Business Segment

        For the three months ended March 31, 2006 and 2005, operating expenses for our DMO business segment totaled $89 million and $64 million, respectively. The increase in operating expenses of $25 million or 39 percent versus the year-ago quarter was primarily due to increased expenses for outsourced collections and recovery costs associated with large fourth quarter portfolio purchases. The increases in DMO contingency fee expenses are consistent with the growth in revenue and accounts serviced, as a high percentage of DMO expenses are variable. First quarter 2006 operating expenses for the DMO business segment also include $3 million of stock-based compensation expense, due to the implementation of SFAS No. 123(R) (see Note 1, "Significant Accounting Policies—Share-Based Payment," and Note 8, "Stock-Based Compensation Plans" to the consolidated financial statements).

        At March 31, 2006 and December 31, 2005, the DMO business segment had total assets of $1.2 billion and $1.1 billion, respectively.

CORPORATE AND OTHER BUSINESS SEGMENT

        The following table includes "Core" results of operations for our Corporate and Other business segment.

	Three months ended March 31,		% Increase (Decrease)
	2006	2005	2006 vs. 2005
Total interest income	$1	$1	—%
Total interest expense	1	1	—

Net interest income	—	—	—
Less provisions for losses	—	—	—

Net interest income after provisions for losses	—	—	—
Fee income	27	33	(18)
Other income	30	32	(6)

Total revenue	57	65	(12)
Operating expenses(1)	59	51	16

Income (loss) before income taxes	(2)	14	(114)
Income tax expense (benefit)	(1)	6	(117)

"Core" net income (loss)	$(1)	$8	(113)%

(1)
Operating expenses for the Corporate and Other Business segment include $5 million of stock-based compensation expense due to the implementation of SFAS No. 123(R) in the three months ended March 31, 2006.

Fee and Other Income—Corporate and Other Business Segment

        The following table summarizes the components of fee and other income for our Corporate and Other business segment for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
Guarantor servicing fees	$27	$33
Loan servicing fees	8	13
Other income	22	19

Total fee and other income	$57	$65

        The decrease in guarantor servicing fees versus the year-ago period is due to an $8 million reduction in account maintenance fees caused by a cap on payments from ED to guarantors. This cap is removed by legislation reauthorizing the student loan programs of the Higher Education Act (see "RECENT DEVELOPMENTS—Reauthorization,") but it does not go into effect before October 1, 2006, so the cap will negatively impact guarantor servicing earnings at least through that date.

        USA Funds, the nation's largest guarantee agency, accounted for 82 percent and 87 percent, respectively, of guarantor servicing fees and 31 percent and 19 percent, respectively, of revenues associated with other products and services for the three months ended March 31, 2006 and 2005.

Operating Expenses—Corporate and Other Business Segment

        The following table summarizes the components of operating expenses for our Corporate and Other Business segment for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
Operating expenses	$38	$34
Corporate overhead	21	17

Total operating expenses	$59	$51

        Operating expenses for our Corporate and Other business segment include direct costs incurred to service loans for unrelated third parties and to perform guarantor servicing on behalf of guarantor agencies, as well as information technology expenses related to these functions. First quarter 2006 operating expenses for our Corporate and Other business segment also include $5 million of stock-based compensation expense, due to the implementation of SFAS No. 123(R) (see Note 1, "Significant Accounting Policies—Share-Based Payment," and Note 8, "Stock-Based Compensation Plans" to the consolidated financial statements).

        At March 31, 2006 and December 31, 2005, the Corporate and Other business segment had total assets of $481 million and $719 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Except in the case of acquisitions, which are discussed separately, our DMO and Corporate and Other business segments are not capital intensive businesses and as such a minimal amount of debt and equity capital is allocated to these segments. Therefore, the following "Liquidity and Capital Resources" discussion relates primarily to our Lending business segment.

        We depend on the debt capital markets to support our business plan. To meet business plan objectives, we must maintain cost effective liquidity to fund the growth in our Managed portfolio of student loans as well as to refinance previously securitized loans when borrowers choose to refinance their loans through a Consolidation Loan with the Company. At the same time, we must continue to control interest rate risk. Our main source of funding is student loan securitization. We securitized $8.0 billion in student loans in three transactions in the three months ended March 31, 2006, versus $3.5 billion securitized in two transactions in the year-ago period. FFELP securitizations are unique securities in the asset-backed market in that they are collateralized by student loans with an explicit federal guarantee on 100 percent of principal and interest upon default. This guarantee is subject to service compliance and the Company retaining its EP designation. The amount of the guarantee will be reduced to 99 percent after July 1, 2006 through legislation (see "RECENT DEVELOPMENTS—Reauthorization"). Securitizations comprised 68 percent of our financing, at March 31, 2006 versus 66 percent at March 31, 2005.

        In addition to securitizations, we also fund our operations by accessing the corporate debt markets on a regular basis. In the three months ended March 31, 2006, we issued $1.7 billion in SLM Corporation term, unsecured debt. At March 31, 2006, on-balance sheet debt, exclusive of on-balance sheet securitizations and secured indentured trusts, totaled $41.6 billion versus $36.5 billion at March 31, 2005.

        Liquidity is important to the Company in that it enables us to effectively fund our student loan acquisitions, meet maturing debt obligations, and fund operations. The following table details our sources of liquidity and the available capacity at March 31, 2006.

	March 31, 2006	December 31, 2005
	Available Capacity	Available Capacity
Sources of Liquidity
Sources of Primary Liquidity:
Unrestricted cash and investments	$3,322	$3,928
Commercial paper and bank lines of credit	5,500	5,500
ABCP	146	41

Total Sources of Primary Liquidity	8,968	9,469

Sources of Stand-by Liquidity:
Unencumbered FFELP student loans	23,237	24,530

Total Sources of Primary and Stand-by Liquidity	$32,205	$33,999

        We believe our unencumbered FFELP student loan portfolio provides an additional source of potential or stand-by liquidity because the maturation of the government guaranteed student loan securitization marketplace has created a wide and deep marketplace for such transactions. The whole loan sale market for FFELP student loans provides an additional potential source of stand-by liquidity. At March 31, 2006, we had $722 million of investments on our balance sheet that were not included in the above table as these investments were pledged as collateral related to certain derivative positions.

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

        The following tables present the ending balances of our Managed borrowings at March 31, 2006 and 2005 and average balances and average interest rates of our Managed borrowings for the three months ended March 31, 2006 and 2005. The average interest rates include derivatives that are economically hedging the underlying debt, but do not qualify for hedge accounting treatment under SFAS No. 133. (See "BUSINESS SEGMENTS—Pre-tax differences Between 'Core' and GAAP—Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities.")

	As of March 31,
	2006			2005
	Ending Balance			Ending Balance
	Short Term	Long Term	Total Managed Basis	Short Term	Long Term	Total Managed Basis
Unsecured borrowings	$3,285	$38,339	$41,624	$5,129	$31,380	$36,509
Indentured trusts (on-balance sheet)	78	3,280	3,358	387	4,400	4,787
Securitizations (on-balance sheet)	—	46,193	46,193	—	35,432	35,432
Securitizations (off-balance sheet)	—	47,998	47,998	—	44,554	44,554

Total	$3,363	$135,810	$139,173	$5,516	$115,766	$121,282

	Three months ended March 31,
	2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings	$41,571	5.05%	$34,461	3.30%
Indentured trusts (on-balance sheet)	3,380	4.20	6,887	2.81
Securitizations (on-balance sheet)	46,551	4.87	35,368	2.93
Securitizations (off-balance sheet)	44,887	5.00	44,227	3.12

Total	$136,389	4.95%	$120,943	3.10%

Unsecured On-Balance Sheet Financing Activities

        The following table presents the senior unsecured credit ratings on our debt from major rating agencies.

	S&P	Moody's	Fitch
Short-term unsecured debt	A-1	P-1	F1+
Long-term unsecured debt	A	A2	A+

        The table below presents our unsecured on-balance sheet term funding by funding source for the three months ended March 31, 2006 and 2005.

	Debt issued for the three months ended March 31,		Outstanding at March 31,
	2006	2005	2006	2005
Convertible debentures	$—	$—	$1,994	$1,989
Retail notes	157	333	3,762	3,166
Foreign currency denominated notes(1)	423	143	9,206	4,923
Extendible notes	—	—	5,246	4,247
Global notes (Institutional)	1,074	1,184	19,613	17,903
Medium-term notes (Institutional)	—	—	1,801	2,631

Total	$1,654	$1,660	$41,622	$34,859

                    ________________

    (1)
    All foreign currency denominated notes are swapped back to U.S. dollars.

        In addition to the term issuances reflected in the table above, we also use our commercial paper program for short-term liquidity purposes. The average balance of commercial paper outstanding during the three months ended March 31, 2006 and 2005 was $331 million and $124 million, respectively. The maximum daily amount outstanding for the three months ended March 31, 2006 and 2005 was $2.2 billion and $1.7 billion, respectively.

Contingently Convertible Debentures

        At March 31, 2006, we have approximately $2 billion Contingently Convertible Debentures ("Co-Cos") outstanding. The Co-Cos are eligible to be called at par on or after July 25, 2007. The following table provides the historical effect of our Co-Cos on our common stock equivalents ("CSEs") and after-tax interest expense.

			Three months ended
	Three months ended March 31, 2006(1)
(in thousands)		Year ended December 31, 2005	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
CSE impact of Co-Cos (shares)	—	30,312	30,312	30,312	30,312	30,312
Co-Cos after-tax interest expense	$—	$44,572	$13,685	$11,971	$10,297	$8,619

(1)
For the three months ended March 31, 2006 there is no impact from Co-Cos on diluted earnings per common share because the effect of the assumed conversion is antidilutive.

        The table below outlines the effect of the Co-Cos on the numerators and denominators for the diluted EPS calculations for the three months ended March 31, 2006 and 2005. The net effect of the Co-Cos on diluted EPS will vary with the period to period changes in net income of the Company.

	Three months ended March 31,
	2006	2005
Numerator (dollars in thousands):
Net income attributable to common stock	$143,300	$220,509
Adjusted for debt expense of Co-Cos, net of taxes(1)	—	8,619

Net income attributable to common stock, adjusted	$143,300	$229,128

Denominator (shares in thousands):
Weighted average shares used to compute basic EPS	412,675	420,924
Effect of dilutive securities:
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, ESPP, and equity forwards	10,299	11,778
Dilutive effect of Co-Cos(1)	—	30,312

Dilutive potential common shares(2)	10,299	42,090

Weighted average shares used to compute diluted EPS	422,974	463,014

Net earnings per share:
Basic EPS	$.35	$.52
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, ESPP, and equity forwards	(.01)	(.01)
Dilutive effect of Co-Cos(1)	—	(.02)

Diluted EPS	$.34	$.49

                    ________________

    (1)
    For the three months ended March 31, 2006 there is no impact from Co-Cos on diluted earnings per common share because the effect of the assumed conversion is antidilutive.

    (2)
    For the three months ended March 31, 2006 and 2005, stock options and equity forwards of approximately 47 million shares and 11 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

Securitization Activities

Securitization Program

        The following table summarizes our securitization activity for the three months ended March 31, 2006 and 2005. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three months ended March 31,
	2006				2005
	No. of Transactions	Loan Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Loan Amount Securitized	Pre-Tax Gain	Gain %
FFELP Stafford/PLUS loans	2	$5,004	$17.3%		2	$3,530	$50	1.4%
Consolidation Loans	1	3,002	13.4		—	—	—	—
Private Education Loans	—	—	—	—	—	—	—	—

Total securitizations—sales	3	8,006	$30.4%		2	3,530	$50	1.4%

Consolidation Loans(1)	—	—			—	—

Total securitizations—financings	—	—			—	—

Total securitizations	3	$8,006			2	$3,530

(1)
In certain Consolidation Loan securitization structures, the Company holds certain rights that can affect the remarketing of certain bonds, such that these securitizations did not qualify as QSPEs. Accordingly, they are accounted for on balance sheet as VIEs.

        The decrease in the FFELP Stafford/PLUS gain as a percentage of loans securitized over the year-ago period from 1.4 percent for the three months ended March 31, 2005 to 0.3 percent for the three months ended March 31, 2006 is primarily due to: 1) an increase in the Constant Prepayment Rate ("CPR") assumption to account for continued high levels of Consolidation Loan activity; 2) an increase in the discount rate to reflect higher long term rates; 3) the re-introduction of Risk Sharing with the legislation reauthorizing the student loan programs of the Higher Education Act (see RECENT DEVELOPMENTS—Reauthorization); and 4) an increase in the amount of student loan premiums included in the carrying value of the loans sold. The higher premiums on these loans were primarily due to the allocation of the purchase price to student loans acquired through acquisition and to loans acquired through zero-fee lending and the school-as-lender channel.

Liquidity Risk and Funding—Long-Term

        With the dissolution of the GSE, our long-term funding, credit spread and liquidity exposure to the corporate and asset-backed capital markets has increased significantly. A major disruption in the fixed income capital markets that limits our ability to raise funds or significantly increases the cost of those funds could have a material impact on our ability to acquire student loans, or on our results of operations. Going forward, securitizations will continue to be the primary source of long-term financing and liquidity. Our securitizations are structured such that we are not obligated to provide any material level of financial, credit or liquidity support to any of the trusts, thus limiting our exposure to the recovery of the Retained Interest asset on the balance sheet for off-balance sheet securitizations to the loss of the earnings spread for loans securitized on-balance sheet. While all of our Retained Interests are subject to some prepayment risk, Retained Interests from our FFELP Stafford securitizations have significant prepayment risk primarily arising from borrowers opting to consolidate their Stafford/PLUS loans. When consolidation activity is higher than projected, the increase in prepayment could materially impair the value of our Retained Interest. However, this negative effect on our Retained Interest is somewhat offset by the loans that consolidate back on our balance sheet, which we view as trading one interest bearing asset for another, whereas loans that consolidate with third parties represent a complete economic loss to the Company. We discuss our short-term liquidity risk, including a table of our sources of liquidity at the beginning of this "LIQUIDITY AND CAPITAL RESOURCES" section.

Retained Interest in Securitized Receivables

        The following table summarizes the fair value of our Retained Interests along with the underlying student loans that relate to those securitizations that were treated as sales.

	As of March 31, 2006		As of December 31, 2005
	Retained Interest Fair Value	Underlying Securitized Loan Balance	Retained Interest Fair Value	Underlying Securitized Loan Balance
FFELP Stafford/PLUS loans	$864	$23,104	$774	$20,371
Consolidation Loans(1)	499	12,857	483	10,272
Private Education Loans	1,124	8,836	1,149	8,946

Total(2)	$2,487	$44,797	$2,406	$39,589

(1)
Includes $160 million and $235 million related to the fair value of the Embedded Floor Income as of March 31, 2006 and December 31, 2005, respectively. The decrease in the fair value of Embedded Floor Income is primarily due to rising interest rates during the period.

(2)
Unrealized gains (pre-tax) included in accumulated other comprehensive income related to the Retained Interests totaled $323 million and $370 million as of March 31, 2006 and December 31, 2005, respectively.

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

        The following table summarizes the components of servicing and securitization revenue for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
Servicing revenue	$79	$85
Securitization revenue, before Embedded Floor Income and impairment	69	63

Servicing and securitization revenue, before Embedded Floor Income and impairment	148	148
Embedded Floor Income	7	26
Less: Floor Income previously recognized in gain calculation	(4)	(22)

Net Embedded Floor Income	3	4

Servicing and securitization revenue, before impairment	151	152
Retained Interest impairment	(52)	(9)

Total servicing and securitization revenue	$99	$143

Average off-balance sheet student loans	$42,069	$41,892

Average balance of Retained Interest	$2,501	$2,319

Servicing and securitization revenue as a percentage of the average balance of off-balance sheet student loans (annualized)	.95%	1.38%

        Servicing and securitization revenue is primarily driven by the average balance of off-balance sheet student loans and the amount of and the difference in the timing of Embedded Floor Income recognition on off-balance sheet student loans. Servicing and securitization revenue can also be negatively impacted by impairments of the value of our Retained Interest, caused primarily by the effect of higher than expected Consolidation Loan activity on FFELP Stafford/PLUS student loan securitizations and the effect of market interest rates on the Embedded Floor Income included in the Retained Interest. For the three months ended March 31, 2006 and 2005, we recorded impairments to the Retained Interests of $52 million and $9 million, respectively. The impairment charge for the first quarter of 2006 was primarily the result of continued high level of consolidation activity ($24 million of impairment) as well as impairment related to our Embedded Floor Income ($28 million of impairment). The impairment to Embedded Floor Income is due to the increase in interest rates during the first quarter of 2006. The level and timing of Consolidation Loan activity is highly volatile, and in response we continue to revise our estimates of the effects of Consolidation Loan activity on our Retained Interests and it may result in additional impairment recorded in future periods if Consolidation Loan activity remains higher than projected.

Interest Rate Risk Management

Asset and Liability Funding Gap

        The tables below present our assets and liabilities (funding) arranged by underlying indices as of March 31, 2006. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective SFAS No. 133 hedges (those derivatives which are reflected in net interest margin, as opposed to in the derivative market value adjustment). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

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

GAAP Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3 month Commercial paper	daily	$59.9	$—	$59.9
3 month Treasury bill	weekly	8.3	.3	8.0
Prime	annual	1.0	—	1.0
Prime	quarterly	1.3	—	1.3
Prime	monthly	7.1	—	7.1
PLUS Index	annual	2.9	—	2.9
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	1.7	75.2	(73.5)
1-month LIBOR	monthly	.1	2.5	(2.4)
CMT/CPI index	monthly/quarterly	—	3.4	(3.4)
Non discreet reset(2)	monthly	—	7.7	(7.7)
Non discreet reset(3)	daily/weekly	5.2	—	5.2
Fixed Rate(4)		10.3	8.7	1.6

Total		$97.8	$97.8	$—

                    ________________

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

Managed Basis

Index (Dollars in billions)	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
3 month Commercial paper	daily	$85.4	$16.2	$69.2
3 month Treasury bill	weekly	17.3	17.8	(.5)
Prime	annual	1.0	—	1.0
Prime	quarterly	7.4	5.5	1.9
Prime	monthly	9.0	5.3	3.7
PLUS Index	annual	5.2	5.8	(.6)
3-month LIBOR	daily	—	66.5	(66.5)
3-month LIBOR	quarterly	1.5	9.2	(7.7)
1-month LIBOR	monthly	.1	2.5	(2.4)
Non discreet reset(2)	monthly	—	8.1	(8.1)
Non discreet reset(3)	daily/weekly	8.7	—	8.7
Fixed Rate(4)		9.5	8.2	1.3

Total		$145.1	$145.1	$—

                    ________________

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

        When compared with the GAAP presentation, the Managed basis presentation includes all of our off-balance sheet assets and funding, and also includes basis swaps that primarily convert quarterly 3-month LIBOR to other indices that are more correlated to our asset indices. Our basis swaps do not qualify for GAAP hedge accounting treatment and are therefore not considered in the GAAP Asset and Liability Funding GAP table.

Interest Rate Gap Analysis

        In the table below, the Company's variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at March 31, 2006 and is not necessarily reflective of positions that existed throughout the period.

	Interest Rate Sensitivity Period
	3 months or less	3 months to 6 months	6 months to 1 year	1 to 2 years	2 to 5 years	Over 5 years
Assets
Student loans	$78,060	$3,298	$220	$6	$58	$3
Other loans	242	50	84	14	3	721
Cash and investments, including restricted	5,687	48	112	617	664	287
Other assets	2,056	96	192	317	562	4,369

Total assets	86,045	3,492	608	954	1,287	5,380

Liabilities and Stockholders' Equity
Short-term borrowings	2,837	—	526	—	—	—
Long-term borrowings	61,845	42	271	2,319	10,231	12,375
Other liabilities	1,831	—	—	—	—	1,724
Minority interest in subsidiaries	—	—	—	—	—	10
Stockholders' equity	—	—	—	—	—	3,755

Total liabilities and stockholders' equity	66,513	42	797	2,319	10,231	17,864

Period gap before adjustments	19,532	3,450	(189)	(1,365)	(8,944)	(12,484)
Adjustments for Derivatives and Other Financial Instruments
Interest rate swaps	(15,766)	(6,129)	142	236	9,257	12,260
Impact of securitized student loans	(2,516)	2,516	—	—	—	—

Total derivatives and other financial instruments	(18,282)	(3,613)	142	236	9,257	12,260

Period gap	$1,250	$(163)	$(47)	$(1,129)	$313	$(224)

Cumulative gap	$1,250	$1,087	$1,040	$(89)	$224	$—

Ratio of cumulative gap to total assets	1.3%	1.1%	1.1%	(.1)%	.2%	—%

Weighted Average Life

        The following table reflects the weighted average life for our Managed earning assets and liabilities at March 31, 2006.

(Averages in years)	On-Balance Sheet	Off-Balance Sheet	Managed
Earning assets
Student loans	9.9	5.2	9.5
Other loans	7.3	—	7.3
Cash and investments	1.2	.1	.8

Total earning assets	9.1	4.8	8.8

Borrowings
Short-term borrowings	.5	—	.5
Long-term borrowings	7.0	5.2	6.3

Total borrowings	6.8	5.2	6.2

        In the above table, Treasury receipts and variable rate asset-backed securities, although generally liquid assets, extend the weighted average remaining term to maturity of cash and investments to .8 years. Long-term debt issuances likely to be called by us or putable by the investor have been categorized according to their call or put dates rather than their maturity dates. In recent years the shift in the composition of our FFELP student loan portfolio from Stafford loans to Consolidation Loans has lengthened the Managed weighted average life of the student loan portfolio from 8.2 years at December 31, 2004, to 9.5 years at March 31, 2006.

COMMON STOCK

        The following table summarizes our common share repurchases, issuances and equity forward activity for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
(Shares in millions)
	2006	2005
Common shares repurchased:
Equity forwards	2.5	3.1
Benefit plans(1)	.8	.3

Total shares repurchased	3.3	3.4

Average purchase price per share	$55.13	$50.43

Common shares issued	2.9	1.7

Equity forward contracts:
Outstanding at beginning of period	42.7	42.8
New contracts	2.5	6.9
Exercises	(2.5)	(3.1)

Outstanding at end of period	42.7	46.6

Authority remaining at end of period to repurchase or enter into equity forwards	16.2	28.9

                    ________________

    (1)
    Includes shares withheld from stock option exercises and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

        As of March 31, 2006, the expiration dates and purchase prices for outstanding equity forward contracts were as follows:

Year of maturity (Contracts in millions of shares)	Outstanding contracts	Range of purchase prices	Average purchase price
2007	2.9	$54.74	$54.74
2008	7.3	54.74	54.74
2009	14.7	54.74	54.74
2010	15.0	54.74	54.74
2011	2.8	53.76	53.76

	42.7		$54.68

        The closing price of the Company's common stock on March 31, 2006 was $51.94.

RECENT DEVELOPMENTS

Reauthorization

        On February 8, 2006, the President signed the Higher Education Reconciliation Act of 2005 ("Reconciliation Legislation"). The Reconciliation Legislation was included as Title VIII of the Deficit Reduction Act of 2005 (S. 1932), an omnibus budget bill that cut nearly $40 billion in spending over five years, with $12 billion coming from federal student loan programs. The vast majority of the savings are generated by requiring lenders to rebate Floor Income under the new loans issued after April 1, 2006. The major new student loan provisions include the following, with effective dates generally July 1, 2006 unless otherwise indicated:

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

  •
  "Super 2-Step" and in-school consolidation loopholes will be closed as of July 1, 2006.

  •
  Recycling of 9.5 percent loans is prohibited for loan holders with more than $100 million in 9.5 percent loans, as of date of enactment, and other 9.5 percent reforms enacted in 2004 are made permanent.

  •
  The limitation on SAP for PLUS loans made after January 1, 2000 is repealed.

  •
  Certain loan limits are increased effective July 1, 2007. For undergraduate students, loan limits are raised for first-year students, from $2,625 to $3,500, and for second-year students, from $3,500 to $4,500. These increases allow students to borrow more over the first four years (from $17,215 to $19,000); the cumulative graduate limit was left unchanged at $23,000. Annual loan limits for unsubsidized Stafford loans are increased from $10,000 to $12,000 for graduate students and from $5,000 to $7,000 for graduate students getting a State teaching certificate or credential and professional coursework (see also "APPENDIX A, FEDERAL FAMILY EDUCATION LOANS PROGRAM—Stafford Loan Program—Loan Limits" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

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

        The Reconciliation Legislation does not change the interest rates on Stafford loans which, under legislation enacted in 2002, are scheduled to become fixed 6.8 percent for all loans disbursed after July 1, 2006. Under the previous legislation, the PLUS rate was scheduled to become fixed at 7.9 percent after July 1, 2006. The Reconciliation Legislation raises this rate to 8.5 percent for FFELP PLUS loans. Due to a drafting error in the bill, the PLUS rate for the FDLP was not changed and remains at 7.9 percent in the statute. Committee Staff have acknowledged this error and there are legislative efforts to correct this mistake prior to the July 1st effective date. The rates for Consolidation Loans are unchanged by the Reconciliation Legislation; the formula remains the weighted average of the rates on the underling loans, rounded up to the nearest eighth.

        The Reconciliation Legislation reauthorizes the student loan programs through 2012. However, the reauthorization of the rest of the Higher Education Act is still pending, with that authorization only temporarily extended to June 30, 2006. On March 30, 2006, the House passed H.R. 609, which would complete HEA reauthorization. It is unclear whether the Senate will take up this legislation this session. Should the Senate proceed, there may be amendments affecting the student loan programs, but because the Reconciliation Legislation reauthorized the student loan programs, we believe there should not be significant political pressure for major changes this year. In the House-passed legislation, there were only a few provisions that affected the student loan programs. Included in that bill was the repeal of the single holder rule of consolidation loans which had been included in the Deficit Reduction Act until it was dropped for procedural reasons.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

        The effect of short-term movements in interest rates on our results of operations and financial position has been limited through our interest rate risk management. The following tables summarize the effect on earnings for the three months ended March 31, 2006 and 2005 and the effect on fair values at March 31, 2006 and December 31, 2005, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant.

	Three months ended March 31,
	2006				2005
	Interest Rates:				Interest Rates:
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions, except per share amounts)
	$	%	$	%	$	%	$	%
Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(4)	(1)%	$(14)	(4)%	$7	2%	$18	6%
Unrealized gains (losses) on derivative and hedging activities	144	368	228	582	291	330	527	597

Increase in net income before taxes	$140	48%	$214	74%	$298	72%	$545	132%

Increase in diluted earnings per common share	$.220	65%	$.345	101%	$.419	85%	$.774	158%

	At March 31, 2006
		Interest Rates:
		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions)	Fair Value
		$	%	$	%
Effect on Fair Values
Assets
Total FFELP student loans	$74,233	$(168)	—%	$(291)	—%
Private Education Loans	11,151	—	—	—	—
Other earning assets	8,557	(51)	(1)	(147)	(2)
Other assets	7,592	(235)	(3)	(247)	(3)

Total assets	$101,533	$(454)	—%	$(685)	(1)%

Liabilities
Interest bearing liabilities	$90,595	$(1,419)	(2)%	$(3,544)	(4)%
Other liabilities	3,555	1,056	30	3,025	85

Total liabilities	$94,150	$(363)	—%	$(519)	(1)%

	At December 31, 2005
		Interest Rates:
		Change from increase of 100 basis points		Change from increase of 300 basis points
(Dollars in millions)	Fair Value
		$	%	$	%
Effect on Fair Values
Assets
Total FFELP student loans	$76,492	$(215)	—%	$(385)	(1)%
Private Education Loans	9,189	—	—	—	—
Other earning assets	9,344	(57)	(1)	(164)	(2)
Other assets	7,429	(292)	(4)	(377)	(5)

Total assets	$102,454	$(564)	(1)%	$(926)	(1)%

Liabilities
Interest bearing liabilities	$92,026	$(1,437)	(2)%	$(3,612)	(4)%
Other liabilities	3,609	975	27	2,863	79

Total liabilities	$95,635	$(462)	—%	$(749)	(1)%

        A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate student loan portfolio with floating rate debt. However, as discussed under "LENDING BUSINESS SEGMENT—Summary of our Managed Student Loan Portfolio—Floor Income," we can have a fixed versus floating mismatch in funding if the student loan earns at the fixed borrower rate and the funding remains floating, which results in us earning Floor Income.

        During the three months ended March 31, 2006 and 2005, certain FFELP student loans were earning Floor Income and we locked in a portion of that Floor Income through the use of futures and Floor Income Contracts that converted a portion of the fixed rate nature of student loans to variable rate. These hedging transactions also fixed the relative spread between the student loan asset rate and the variable rate liability.

        In the above table, under the scenario where interest rates increase 100 and 300 basis points, the increase in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our off-balance sheet hedged Consolidation Loan securitizations and the related Embedded Floor Income recognized as part of the gain on sale, which results in a decrease in payments on the written Floor contracts that more than offset impairment losses on the Embedded Floor Income in the Residual Interest; (ii) our unhedged on-balance sheet loans not currently having significant Floor Income due to the recent increase in interest rates, which results in these loans being more variable rate; and (iii) a portion of our fixed rate assets being funded with variable debt. The first item will generally cause income to increase when interest rates increase from a low interest rate environment, whereas, the second and third items will generally offset this increase. In the 100 and 300 basis point scenario for the three months ended March 31, 2006 the first two items had little impact allowing the third item to cause a net decrease in income.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The Company was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit sought to bring a nationwide class action on behalf of all borrowers who allegedly paid "undisclosed improper and excessive" late fees over the past three years. The plaintiffs sought damages of one thousand five hundred dollars per violation plus punitive damages and claimed that the class consisted of two million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 27, 2003, the Superior Court granted the Company's motion to dismiss the complaint in its entirety. On March 4, 2004, the District of Columbia Court of Appeals affirmed the Superior Court's decision granting the Company's motion to dismiss the complaint, but granted plaintiffs leave to re-plead the first count, which alleged violations of the D.C. Consumer Protection Procedures Act. On September 15, 2004, the plaintiffs filed an amended class action complaint. On October 15, 2004, the Company filed a motion to dismiss the amended complaint with the Superior Court for failure to state a claim and non-compliance with the Court of Appeals' ruling. On December 27, 2004, the Superior Court granted the Company's motion to dismiss the plaintiffs' amended compliant. Plaintiffs have appealed the Superior Court's December 27, 2004 dismissal order to the Court of Appeals. The Court of Appeals heard oral argument on January 11, 2006. Even if the Court of Appeals reverses the dismissal order, the Company does not believe that it is reasonably likely that the Court would certify a nationwide class.

        The Company is also subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed or the accuracy of the Company's reports to credit bureaus. In addition, the collections subsidiaries in the Company's debt management operation group are occasionally named in individual plaintiff or class action lawsuits in which the plaintiffs allege that the Company has violated a federal or state law in the process of collecting their account. Management believes that these claims, lawsuits and other actions will not have a material adverse effect on its business, financial condition or results of operations.

Item 1A. Risk Factors

        There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The following table summarizes the Company's common share repurchases during the first quarter of 2006 pursuant to the stock repurchase program (see Note 6, "Stockholders' Equity," to the consolidated financial statements) first authorized in September 1997 by the Board of Directors. Since the inception of the program, which has no expiration date, the Board of Directors has authorized the purchase of up to 308 million shares as of March 31, 2006.

(Common shares in millions)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
Period:
January 1 – January 31, 2006	1.5	$54.97	1.3	18.7
February 1 – February 28, 2006	.3	55.96	—	18.5
March 1 – March 31, 2006	1.5	55.16	1.2	16.2

Total first quarter	3.3	$55.13	2.5

(1)
The total number of shares purchased includes: i) shares purchased under the stock repurchase program discussed above, and ii) shares purchased in connection with the exercise of stock options and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs (which combined totaled .8 million shares for the first quarter of 2006).

(2)
Reduced by outstanding equity forward contracts.

Recent Sales of Unregistered Securities

        On January 3, 2006, the Company issued 316,341 shares of SLM common stock to Albert L. Lord in a private placement. The shares were delivered pursuant to the terms of the employment agreement between Mr. Lord and the Company dated January 1, 2002 for his services as Chief Executive Officer. The securities are exempt from registration under the Securities Act of 1933 under Section 4(2).

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

SLM CORPORATION (Registrant)
By:	/s/ C.E. ANDREWS C.E. Andrews Executive Vice President and Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)

Date: May 10, 2006

QuickLinks

SLM CORPORATION FORM 10-Q INDEX March 31, 2006
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
SLM CORPORATION CONSOLIDATED BALANCE SHEETS (Dollars and shares in thousands, except per share amounts)
SLM CORPORATION CONSOLIDATED STATEMENTS OF INCOME (Dollars and shares in thousands, except per share amounts)
SLM CORPORATION CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Dollars in thousands, except share and per share amounts) (Unaudited)
SLM CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)
SLM CORPORTION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Information at March 31, 2006 and for the three months ended March 31, 2006 and 2005 is unaudited) (Dollars in thousands, except per share amounts, unless otherwise noted)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Three months ended March 31, 2006 and 2005 (Dollars in millions, except per share amounts, unless otherwise stated)
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES