Form 10-Q
period 2006-06-30
SLM CORP
filed 2006-08-09
CIK 1032033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2006

Voting common stock, $.20 par value	410,037,287 shares

GLOSSARY
      Listed below are definitions of key terms that are used throughout this document.
      Borrower Benefits — Borrower Benefits are financial incentives offered to borrowers who qualify based on pre-determined qualifying factors, which are generally tied directly to making on-time monthly payments. The impact of Borrower Benefits is dependent on the estimate of the number of borrowers who will eventually qualify for these benefits and the amount of the financial benefit offered to the borrower. We occasionally change Borrower Benefits programs in both amount and qualification factors. These programmatic changes must be reflected in the estimate of the Borrower Benefits discount.
      Consolidation Loans — Under both the Federal Family Education Loan Program (“FFELP”) and the William D. Ford Federal Direct Student Loan Program (“FDLP”), borrowers with eligible student loans may consolidate them into one note with one lender and convert the variable interest rates on the loans being consolidated into a fixed rate for the life of the loan. The new note is considered a Consolidation Loan. Typically a borrower can consolidate his student loans only once unless the borrower has another eligible loan to consolidate with the existing Consolidation Loan. The borrower rate on a Consolidation Loan is fixed for the term of the loan and is set by the weighted average interest rate of the loans being consolidated, rounded up to the nearest 1/8th of a percent, not to exceed 8.25 percent. In low interest rate environments, Consolidation Loans provide an attractive refinancing opportunity to certain borrowers because they allow borrowers to consolidate variable rate loans into a long-term fixed rate loan. Holders of Consolidation Loans are eligible to earn interest under the Special Allowance Payment (“SAP”) formula (see definition below).
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
      “Core Earnings” — In accordance with the Rules and Regulations of the Securities and Exchange Commission (“SEC”), we prepare financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In addition to evaluating the Company’s GAAP-based financial information, management evaluates the Company’s business segments on a basis that, as allowed under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” differs from GAAP. We refer to management’s basis of evaluating our segment results as “Core Earnings” presentations for each business segment and we refer to these performance measures in our presentations with credit rating agencies and lenders. While “Core Earnings” results are not a substitute for reported results under GAAP, we rely on “Core Earnings” performance measures in operating each business segment because we believe these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.
      Our “Core Earnings” performance measures are the primary financial performance measures used by management to evaluate performance and to allocate resources. Accordingly, financial information is reported to management on a “Core Earnings” basis by reportable segment, as these are the measures used regularly by our chief operating decision maker. Our “Core Earnings” performance measures are used in developing our financial plans and tracking results, and also in establishing corporate performance targets and determining incentive compensation. Management believes this information provides additional insight into the financial performance of the Company’s core business activities. Our “Core Earnings”

performance measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. “Core Earnings” net income reflects only current period adjustments to GAAP net income. Accordingly, the Company’s “Core Earnings” presentation does not represent another comprehensive basis of accounting.
      See “NOTE 11 TO THE CONSOLIDATED FINANCIAL STATEMENTS — Segment Reporting” and “MANAGEMENT’S DISCUSSION AND ANALYSIS — BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ ” for further discussion of the differences between “Core Earnings” and GAAP, as well as reconciliations between “Core Earnings” and GAAP.
      In prior filings with the SEC of SLM Corporation’s annual report on Form 10-K and quarterly report on Form 10-Q, “Core Earnings” has been labeled as “ ‘Core’ net income” or “Managed net income” in certain instances.
      Direct Loans — Student loans originated directly by ED under the FDLP.
      ED — The U.S. Department of Education.
      Embedded Fixed Rate/ Variable Rate Floor Income — Embedded Floor Income is Floor Income (see definition below) that is earned on off-balance sheet student loans that are in securitization trusts sponsored by us. At the time of the securitization, the value of Embedded Fixed Rate Floor Income is included in the initial valuation of the Residual Interest (see definition below) and the gain or loss on sale of the student loans. Embedded Floor Income is also included in the quarterly fair value adjustments of the Residual Interest.
      Exceptional Performer (“EP”) Designation — The EP designation is determined by ED in recognition of a servicer meeting certain performance standards set by ED in servicing FFELP loans. Upon receiving the EP designation, the EP servicer receives 100 percent reimbursement on default claims (99 percent reimbursement on default claims filed after July 1, 2006) on federally guaranteed student loans for all loans serviced for a period of at least 270 days before the date of default and will no longer be subject to the two percent Risk Sharing (see definition below) on these loans. The EP servicer is entitled to receive this benefit as long as it remains in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria. The annual assessment is in part based upon subjective factors which alone may form the basis for an ED determination to withdraw the designation. If the designation is withdrawn, the two percent Risk Sharing may be applied retroactively to the date of the occurrence that resulted in noncompliance.
      FDLP — The William D. Ford Federal Direct Student Loan Program.
      FFELP — The Federal Family Education Loan Program, formerly the Guaranteed Student Loan Program.
      FFELP Stafford and Other Student Loans — Education loans to students or parents of students that are guaranteed or reinsured under the FFELP. The loans are primarily Stafford loans but also include PLUS and HEAL loans.
      Fixed Rate Floor Income — We refer to Floor Income (see definition below) associated with student loans whose borrower rate is fixed to term (primarily Consolidation Loans and Stafford Loans originated on or after July 1, 2006) as Fixed Rate Floor Income.
      Floor Income — FFELP student loans originated prior to July 1, 2006 earn interest at the higher of a floating rate based on the Special Allowance Payment or SAP formula (see definition below) set by ED and the borrower rate, which is fixed over a period of time. We generally finance our student loan portfolio with floating rate debt over all interest rate levels. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, our student loans earn at a fixed rate while the interest on our floating rate debt continues to decline. In these interest rate environments, we earn additional spread income that we refer to as Floor Income. Depending on the type of the student loan and when it was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. As a result, for loans where the borrower rate is fixed to term, we may earn Floor Income for an extended period of time, and for those loans where the borrower interest rate is reset annually on July 1, we may earn Floor Income to the next reset date.
      The following example shows the mechanics of Floor Income for a typical fixed rate Consolidation Loan originated between July 1, 2005 and June 30, 2006 (with a commercial paper-based SAP spread of 2.64 percent):

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
      Private Education Loans — Education loans to students or parents of students that are not guaranteed or reinsured under the FFELP or any other federal student loan program. Private Education Loans include loans for traditional higher education, undergraduate and graduate degrees, and for alternative education, such as career training, private kindergarten through secondary education schools and tutorial schools. Traditional higher education loans have repayment terms similar to FFELP loans, whereby repayments begin after the borrower leaves school. Repayment for alternative education or career training loans generally begins immediately.
      Privatization Act — The Student Loan Marketing Association Reorganization Act of 1996.
      Reconciliation Legislation — The Higher Education Reconciliation Act of 2005, which reauthorized the student loan programs of the HEA and generally becomes effective as of July 1, 2006. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — RECENT DEVELOPMENTS — Reauthorization.”
      Residual Interest — When we securitize student loans, we retain the right to receive cash flows from the student loans sold to trusts we sponsor in excess of amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The Residual Interest, which may also include reserve and other cash accounts, is the present value of these future expected cash flows, which includes the present value of Embedded Fixed Rate Floor Income described above. We value the Residual Interest at the time of sale of the student loans to the trust and at the end of each subsequent quarter.
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
      Special Allowance Payment (“SAP”) — FFELP student loans originated prior to July 1, 2006 generally earn interest at the greater of the borrower rate or a floating rate determined by reference to the average of the applicable floating rates (91-day Treasury bill rate or commercial paper) in a calendar quarter, plus a fixed spread that is dependent upon when the loan was originated and the loan’s repayment status. If the resulting floating rate exceeds the borrower rate, ED pays the difference directly to us. This payment is referred to as the Special Allowance Payment or SAP and the formula used to determine the floating rate is the SAP formula. We refer to the fixed spread to the underlying index as the SAP spread. SAP are available on variable rate PLUS Loans and SLS Loans only if the variable rate, which is reset annually, exceeds the applicable maximum borrower rate. Effective for SAP made after April 1, 2006, this limitation on SAP for PLUS loans made on and after January 1, 2000 is repealed.
      Title IV Programs and Title IV Loans — Student loan programs created under Title IV of the HEA, including the FFELP and the FDLP, and student loans originated under those programs, respectively.
      Variable Rate Floor Income — For FFELP Stafford student loans originated prior to July 1, 2006 whose borrower interest rate resets annually on July 1, we may earn Floor Income or Embedded Floor Income (see definitions above) based on a calculation of the difference between the borrower rate and the then current interest rate. We refer to this as Variable Rate Floor Income because Floor Income is earned only through the next reset date.
      Wind-Down — The dissolution of the GSE under the terms of the Privatization Act (see definitions above).

SLM CORPORATION
FORM 10-Q
INDEX
June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	June 30,	December 31,
	2006	2005

	(Unaudited)
Assets
FFELP Stafford and Other Student Loans (net of allowance for losses of $6,890 and $6,311, respectively)	$21,390,845	$19,988,116
Consolidation Loans (net of allowance for losses of $10,090 and $8,639, respectively)	54,054,932	54,858,676
Private Education Loans (net of allowance for losses of $251,582 and $204,112, respectively)	6,832,843	7,756,770
Other loans (net of allowance for losses of $15,190 and $16,180, respectively)	1,050,632	1,137,987
Investments
Available-for-sale	2,674,799	2,095,191
Other	142,047	273,808

Total investments	2,816,846	2,368,999
Cash and cash equivalents	3,387,616	2,498,655
Restricted cash and investments	3,489,542	3,300,102
Retained Interest in off-balance sheet securitized loans	3,151,855	2,406,222
Goodwill and acquired intangible assets, net	1,080,703	1,105,104
Other assets	4,650,851	3,918,053

Total assets	$101,906,665	$99,338,684

Liabilities
Short-term borrowings	$3,801,266	$3,809,655
Long-term borrowings	90,506,785	88,119,090
Other liabilities	3,229,477	3,609,332

Total liabilities	97,537,528	95,538,077

Commitments and contingencies
Minority interest in subsidiaries	9,369	9,182
Stockholders’ equity
Preferred stock, par value $.20 per share, 20,000 shares authorized; Series A: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share; Series B: 4,000 and 4,000 shares issued, respectively, at stated value of $100 per share	565,000	565,000
Common stock, par value $.20 per share, 1,125,000 shares authorized; 430,753 and 426,484 shares issued, respectively	86,151	85,297
Additional paid-in capital	2,440,565	2,233,647
Accumulated other comprehensive income (net of tax of $196,601 and $197,834, respectively)	370,204	367,910
Retained earnings	1,775,948	1,111,743

Stockholders’ equity before treasury stock	5,237,868	4,363,597
Common stock held in treasury at cost: 19,078 and 13,347 shares, respectively	878,100	572,172

Total stockholders’ equity	4,359,768	3,791,425

Total liabilities and stockholders’ equity	$101,906,665	$99,338,684

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
FFELP Stafford and Other Student Loans	$337,090	$238,510	$635,590	$429,243
Consolidation Loans	841,591	554,429	1,662,926	1,062,850
Private Education Loans	233,696	126,809	475,049	256,425
Other loans	23,541	20,046	46,848	40,199
Cash and investments	124,954	54,245	220,764	116,294

Total interest income	1,560,872	994,039	3,041,177	1,905,011
Interest expense:
Short-term debt	55,523	48,012	104,758	78,218
Long-term debt	1,148,544	616,239	2,192,093	1,150,245

Total interest expense	1,204,067	664,251	2,296,851	1,228,463

Net interest income	356,805	329,788	744,326	676,548
Less: provisions for losses	67,396	78,948	127,715	125,471

Net interest income after provisions for losses	289,409	250,840	616,611	551,077

Other income:
Gains on student loan securitizations	671,262	262,001	701,285	311,895
Servicing and securitization revenue	82,842	149,931	181,773	292,892
Gains (losses) on derivative and hedging activities, net	122,719	(105,940)	35,980	(140,191)
Guarantor servicing fees	33,256	25,686	60,163	58,226
Debt management fees	90,161	82,589	181,773	168,341
Collections revenue	67,357	41,881	124,038	76,764
Other	66,557	55,748	134,985	118,067

Total other income	1,134,154	511,896	1,419,997	885,994
Operating expenses:
Salaries and benefits	168,727	151,336	344,067	298,268
Other	147,875	136,077	295,844	251,436

Total operating expenses	316,602	287,413	639,911	549,704

Income before income taxes and minority interest in net earnings of subsidiaries	1,106,961	475,323	1,396,697	887,367
Income taxes	381,828	176,573	518,873	363,039

Income before minority interest in net earnings of subsidiaries	725,133	298,750	877,824	524,328
Minority interest in net earnings of subsidiaries	1,355	2,235	2,445	4,429

Net income	723,778	296,515	875,379	519,899
Preferred stock dividends	8,787	3,908	17,088	6,783

Net income attributable to common stock	$714,991	$292,607	$858,291	$513,116

Basic earnings per common share	$1.74	$.70	$2.08	$1.22

Average common shares outstanding	410,957	419,497	411,811	420,206

Diluted earnings per common share	$1.52	$.66	$1.96	$1.15

Average common and common equivalent shares outstanding	454,314	461,900	453,803	462,454

Dividends per common share	$.25	$.22	$.47	$.41

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
								Other
	Preferred	Common Stock Shares					Additional	Comprehensive			Total
	Stock				Preferred	Common	Paid-In	Income	Retained	Treasury	Stockholders’
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	(Loss)	Earnings	Stock	Equity

Balance at March 31, 2005	3,300,000	484,917,447	(62,936,107)	421,981,340	$165,000	$96,984	$1,969,881	$374,574	$2,662,316	$(2,203,773)	$3,064,982
Comprehensive income:
Net income									296,515		296,515
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								87,529			87,529
Change in unrealized gains (losses) on derivatives, net of tax								11,018			11,018

Comprehensive income											395,062
Cash dividends:
Common stock ($.22 per share)									(92,193)		(92,193)
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)
Preferred stock, series B ($.25 per share)									(995)		(995)
Issuance of common shares		1,788,696	8,711	1,797,407		357	57,781			440	58,578
Issuance of preferred shares	4,000,000				400,000						400,000
Preferred stock issuance costs and related amortization							(2,962)		(38)		(3,000)
Tax benefit related to employee stock option and purchase plans							10,976				10,976
Repurchase of common shares:
Equity forwards:
Exercise cost, cash			(3,347,272)	(3,347,272)						(162,500)	(162,500)
(Gain) loss on settlement										(3,807)	(3,807)
Benefit plans			(257,237)	(257,237)						(12,490)	(12,490)

Balance at June 30, 2005	7,300,000	486,706,143	(66,531,905)	420,174,238	$565,000	$97,341	$2,035,676	$473,121	$2,862,730	$(2,382,130)	$3,651,738

Balance at March 31, 2006	7,300,000	429,329,362	(16,599,155)	412,730,207	$565,000	$85,866	$2,364,252	$328,496	$1,163,570	$(752,256)	$3,754,928
Comprehensive income:
Net income									723,778		723,778
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								38,138			38,138
Change in unrealized gains (losses) on derivatives, net of tax								3,570			3,570

Comprehensive income											765,486
Cash dividends:
Common stock ($.25 per share)									(102,613)		(102,613)
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)
Preferred stock, series B ($1.44 per share)									(5,750)		(5,750)
Issuance of common shares		1,424,153	7,747	1,431,900		285	65,253			407	65,945
Preferred stock issuance costs and related amortization							162		(162)		—
Tax benefit related to employee stock option and purchase plans							10,898				10,898
Repurchase of common shares:
Equity forwards:
Exercise cost, cash			(2,086,571)	(2,086,571)						(114,219)	(114,219)
(Gain) loss on settlement										7,887	7,887
Benefit plans			(400,509)	(400,509)						(19,919)	(19,919)

Balance at June 30, 2006	7,300,000	430,753,515	(19,078,488)	411,675,027	$565,000	$86,151	$2,440,565	$370,204	$1,775,948	$(878,100)	$4,359,768

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
								Other
	Preferred	Common Stock Shares					Additional	Comprehensive			Total
	Stock				Preferred	Common	Paid-In	Income	Retained	Treasury	Stockholders’
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	(Loss)	Earnings	Stock	Equity

Balance at December 31, 2004	3,300,000	483,266,408	(59,634,019)	423,632,389	$165,000	$96,654	$1,905,460	$440,672	$2,521,740	$(2,027,222)	$3,102,304
Comprehensive income:
Net income									519,899		519,899
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								30,744			30,744
Change in unrealized gains (losses) on derivatives, net of tax								1,705			1,705

Comprehensive income											552,348
Cash dividends:
Common stock ($.41 per share)									(172,126)		(172,126)
Preferred stock, series A ($1.74 per share)									(5,750)		(5,750)
Preferred stock, series B ($.25 per share)									(995)		(995)
Issuance of common shares		3,439,735	64,997	3,504,732		687	110,860			3,275	114,822
Issuance of preferred shares	4,000,000				400,000						400,000
Preferred stock issuance costs and related amortization							(2,962)		(38)		(3,000)
Tax benefit related to employee stock option and purchase plans							22,318				22,318
Repurchase of common shares:
Equity forwards:
Exercise cost, cash			(6,469,653)	(6,469,653)						(320,086)	(320,086)
(Gain) loss on settlement										(13,830)	(13,830)
Benefit plans			(493,230)	(493,230)						(24,267)	(24,267)

Balance at June 30, 2005	7,300,000	486,706,143	(66,531,905)	420,174,238	$565,000	$97,341	$2,035,676	$473,121	$2,862,730	$(2,382,130)	$3,651,738

Balance at December 31, 2005	7,300,000	426,483,527	(13,346,717)	413,136,810	$565,000	$85,297	$2,233,647	$367,910	$1,111,743	$(572,172)	$3,791,425
Comprehensive income:
Net income									875,379		875,379
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(6,812)			(6,812)
Change in unrealized gains (losses) on derivatives, net of tax								9,101			9,101
Minimum pension liability adjustment								5			5

Comprehensive income											877,673
Cash dividends:
Common stock ($.47 per share)									(194,086)		(194,086)
Preferred stock, series A ($1.74 per share)									(5,750)		(5,750)
Preferred stock, series B ($2.74 per share)									(11,017)		(11,017)
Issuance of common shares		4,269,988	53,749	4,323,737		854	168,638			2,975	172,467
Preferred stock issuance costs and related amortization							321		(321)		—
Tax benefit related to employee stock option and purchase plans							37,959				37,959
Repurchase of common shares:
Equity forwards:
Exercise cost, cash			(4,534,403)	(4,534,403)						(248,213)	(248,213)
(Gain) loss on settlement										7,081	7,081
Benefit plans			(1,251,117)	(1,251,117)						(67,771)	(67,771)

Balance at June 30, 2006	7,300,000	430,753,515	(19,078,488)	411,675,027	$565,000	$86,151	$2,440,565	$370,204	$1,775,948	$(878,100)	$4,359,768

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended June 30,

	2006	2005

	(Unaudited)	(Unaudited)
Operating activities
Net income	$875,379	$519,899
Adjustments to reconcile net income to net cash used in operating activities:
Gains on student loan securitizations	(701,285)	(311,895)
Unrealized (gains)/losses on derivative and hedging activities, excluding equity forwards	(208,045)	(174,737)
Unrealized (gains)/losses on derivative and hedging activities — equity forwards	82,693	98,235
Provisions for losses	127,715	125,471
Minority interest, net	(3,408)	(4,763)
Mortgage loans originated	(718,223)	(798,044)
Proceeds from sales of mortgage loans	719,490	730,936
(Increase) in restricted cash	(441,551)	(319,396)
(Increase) in accrued interest receivable	(473,161)	(321,428)
Increase in accrued interest payable	102,612	5,936
Adjustment for non-cash (income)/loss related to Retained Interest	144,020	24,769
(Increase) decrease in other assets, goodwill and acquired intangible assets, net	(224,208)	313,547
(Decrease) increase in other liabilities	(264,168)	716,397

Total adjustments	(1,857,519)	85,028

Net cash (used in) provided by operating activities	(982,140)	604,927

Investing activities
Student loans acquired	(15,981,396)	(14,976,607)
Loans purchased from securitized trusts (primarily loan consolidations)	(3,451,932)	(4,252,382)
Reduction of student loans:
Installment payments	4,620,579	2,722,009
Claims and resales	589,069	527,901
Proceeds from securitization of student loans treated as sales	14,439,628	9,045,932
Proceeds from sales of student loans	91,050	17,572
Other loans originated	(516,283)	(199,270)
Other loans repaid	602,757	351,106
Purchases of available-for-sale securities	(31,972,221)	(35,376,983)
Proceeds from sales of available-for-sale securities	3,252	983,469
Proceeds from maturities of available-for-sale securities	31,575,939	35,291,350
Purchases of held-to-maturity and other securities	(339,187)	(229,716)
Proceeds from maturities of held-to-maturity securities and other securities	461,372	340,058
Return of investment from Retained Interest	55,688	117,487

Net cash provided by (used in) investing activities	178,315	(5,638,074)

Financing activities
Short-term borrowings issued	15,355,095	37,970,620
Short-term borrowings repaid	(15,358,062)	(37,947,271)
Long-term borrowings issued	4,696,532	3,271,567
Long-term borrowings repaid	(3,647,340)	(2,935,640)
Borrowings collateralized by loans in trust issued	3,091,347	2,287,461
Borrowings collateralized by loans in trust — activity	(2,114,262)	19,694
Tax benefit from the exercise of stock-based awards	23,846	—
Common stock issued	172,467	114,822
Common stock repurchased	(315,984)	(344,353)
Common dividends paid	(194,086)	(172,126)
Preferred stock issued	—	397,000
Preferred dividends paid	(16,767)	(6,745)

Net cash provided by financing activities	1,692,786	2,655,029

Net increase (decrease) in cash and cash equivalents	888,961	(2,378,118)
Cash and cash equivalents at beginning of period	2,498,655	3,395,487

Cash and cash equivalents at end of period	$3,387,616	$1,017,369

Cash disbursements made for:
Interest	$2,066,876	$1,039,093

Income taxes	$570,492	$87,373

See accompanying notes to consolidated financial statements.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies

Basis of Presentation
      The accompanying unaudited, consolidated financial statements of SLM Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results for the year ending December 31, 2006. The consolidated balance sheet at December 31, 2005, as presented, was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K.

Reclassifications
      Certain reclassifications have been made to the balances as of and for the three and six months ended June 30, 2005 to be consistent with classifications adopted for 2006.

Recently Issued Accounting Pronouncements

Accounting for Uncertainty in Income Taxes
      In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which amends Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” This statement will be effective for the Company beginning January 1, 2007.
      This interpretation:

•	Changes historical methods of recording the impact to the financial statements of uncertain tax positions from a model based upon probable liabilities to be owed, to a model based upon the tax benefit most likely to be sustained.

•	Prescribes a threshold for the financial statement recognition of tax positions taken or expected to be taken in a tax return, based upon whether it is more likely than not that a tax position will be sustained upon examination.

•	Provides rules on the measurement in the financial statements of tax positions that meet this recognition threshold, requiring that the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement to be recorded.

•	Provides guidance on the financial statement treatment of changes in the assessment of an uncertain tax position, as well as accounting for such changes in interim periods.

•	Requires new disclosures regarding uncertain tax positions.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)
      The Company is currently evaluating this interpretation to assess its impact on the Company’s financial statements.

Accounting for Servicing of Financial Assets
      In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement will be effective for the Company beginning January 1, 2007.
      This statement:

•	Requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset as the result of i) a transfer of the servicer’s financial assets that meet the requirement for sale accounting; ii) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”; or iii) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

•	Requires all separately recognized servicing assets or liabilities to be initially measured at fair value, if practicable.

•	Permits an entity to either i) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date (amortization method); or ii) measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur (fair value measurement method). The method must be chosen for each separately recognized class of servicing asset or liability.

•	At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value.

•	Requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and liabilities.
      The Company expects that the adoption of SFAS No. 156 will not have a material impact on the Company’s financial statements.

Accounting for Certain Hybrid Financial Instruments
      In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)
Activities,” and SFAS No. 140. This statement will be effective for the Company beginning January 1, 2007.
      This statement:

•	Allows a hybrid financial instrument containing an embedded derivative that would have required bifurcation under SFAS No. 133 to be measured at fair value as one instrument on a case by case basis;

•	Clarifies which interest-only strips and principal-only strips are exempt from the requirements of SFAS No. 133;

•	Requires that all interests in securitized financial assets be evaluated to determine if the interests are free standing instruments or if the interests contain an embedded derivative;

•	Clarifies that the concentrations of credit risk in the form of subordination are not an embedded derivative; and

•	Amends SFAS Statement No. 140 to eliminate the prohibition of a qualifying special purpose entity from holding a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument.
      The Company expects that the adoption of SFAS No. 155 will not have a material impact on the Company’s financial statements.

Accounting for Loans Held for Investment and Loans Held for Sale
      If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and therefore carried at amortized cost. Any loans held for sale are carried at the lower of cost or fair value. The Company actively securitizes loans but securitization is viewed as one of many different sources of financing. At the time of a funding need, the most advantageous funding source is identified and, if that source is the securitization program, loans are selected based on the required characteristics to structure the desired transaction (i.e., type of loan, mix of interim vs. repayment status, credit rating, maturity dates, etc.). The Company structures securitizations to obtain the most favorable financing terms and as a result, due to some of the structuring terms, certain transactions qualify for sale treatment under SFAS No. 140 while others do not qualify for sale treatment and are recorded as financings. Because the Company does not securitize all loans and not all securitizations qualify as sales, only when the Company has selected the loans to securitize and such transaction qualifies as a sale under SFAS No. 140 has the Company made a decision to sell loans. At such time, selected loans are transferred into the held-for-sale classification and carried at the lower of cost or fair value. If the Company will recognize a gain related to the impending securitization, no allowance is needed to adjust the loans below their respective cost basis. Historically, all of the Company’s off-balance sheet securitizations to date have resulted in a gain on sale.

Accounting for Stock-Based Compensation
      On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective transition method. Generally, the approach in SFAS No. 123(R) is similar to the approach described in

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)
SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Prior to January 1, 2006, the Company accounted for its stock option plans using the intrinsic value method of accounting provided under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Accordingly, for periods prior to January 1, 2006, share-based compensation was included as a pro forma disclosure in the financial statement footnotes.
      Using the modified prospective transition method of SFAS No. 123(R), the Company’s compensation cost in the first half of 2006 includes: 1) compensation cost related to the remaining unvested portion of all share-based payments granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
      As a result of adopting SFAS No. 123(R), the Company’s earnings before income taxes for the three and six months ended June 30, 2006 were $15 million and $32 million lower, respectively, than if it had continued to account for stock-based compensation under APB No. 25, and net earnings were $9 million and $20 million lower, respectively.
      SFAS No. 123(R) requires that the excess (i.e., windfall) tax benefits from tax deductions on the exercise of share-based payments exceeding the deferred tax assets from the cumulative compensation cost previously recognized be classified as cash inflows from financing activities in the consolidated statement of cash flows. Prior to the adoption of SFAS No. 123(R), the Company presented all excess tax benefits resulting from the exercise of share-based payments as operating cash flows. The excess tax benefit for the three and six months ended June 30, 2006 was $7 million and $24 million, respectively.
      The following table provides pro forma net income and earnings per share had the Company applied the fair value method of SFAS No. 123(R) for the three and six months ended June 30, 2005.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income:
Reported net income	$292,607	$513,116
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(7,633)	(17,413)

Pro forma net income	$284,974	$495,703

Earnings per common share:
Reported basic earnings per common share	$.70	$1.22

Pro forma basic earnings per common share	$.68	$1.18

Reported diluted earnings per common share	$.66	$1.15

Pro forma diluted earnings per common share	$.64	$1.11

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Student Loan Losses
      The Company’s provisions for student loan losses represent the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the student loan portfolios. The evaluation of the provisions for student loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. The Company believes that the allowance for student loan losses is appropriate to cover probable losses in the student loan portfolios.
      The following table summarizes changes in the allowance for student loan losses for both the Private Education Loan and federally insured student loan portfolios for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Balance at beginning of period	$247,677	$197,729	$219,062	$179,664

Provisions for student loan losses	64,817	75,373	122,616	118,517

Charge-offs	(36,765)	(38,303)	(70,153)	(68,290)
Recoveries	6,040	4,605	12,429	9,513

Net charge-offs	(30,725)	(33,698)	(57,724)	(58,777)

Balance before reductions for student loan sales and securitizations	281,769	239,404	283,954	239,404
Reductions for student loan sales and securitizations	(13,207)	(5,886)	(15,392)	(5,886)

Balance at end of period	$268,562	$233,518	$268,562	$233,518

      In addition to the provisions for student loan losses, provisions for losses on other Company loans totaled $3 million and $4 million for the three months ended June 30, 2006 and 2005, respectively and $5 million and $7 million for the six months ended June 30, 2006 and 2005, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Student Loan Losses (Continued)
      The following table summarizes changes in the allowance for student loan losses for Private Education Loans for the three and six months ended June 30, 2006 and 2005.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

(Dollars in millions)
Allowance at beginning of period	$232	$191	$204	$172
Provision for Private Education Loan losses	62	36	116	79
Change in estimate	—	40	—	40

Total provision	62	76	116	119
Charge-offs	(36)	(38)	(69)	(66)
Recoveries	6	5	13	9

Net charge-offs	(30)	(33)	(56)	(57)

Balance before securitization of Private Education Loans	264	234	264	234
Reduction for securitization of Private Education Loans	(12)	(6)	(12)	(6)

Allowance at end of period	$252	$228	$252	$228

Net charge-offs as a percentage of average loans in repayment (annualized)	3.13%	4.33%	3.05%	3.86%
Allowance as a percentage of the ending total loan balance	3.55%	3.61%	3.55%	3.61%
Allowance as a percentage of ending loans in repayment	6.66%	7.41%	6.66%	7.41%
Allowance coverage of net charge-offs (annualized)	2.09	1.73	2.22	2.00
Average total loans	$7,961	$6,376	$8,485	$6,321
Ending total loans	$7,085	$6,325	$7,085	$6,325
Average loans in repayment	$3,838	$3,042	$3,720	$2,960
Ending loans in repayment	$3,777	$3,078	$3,777	$3,078

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Student Loan Losses (Continued)

Delinquencies
      The table below presents the Company’s Private Education Loan delinquency trends as of June 30, 2006 and 2005. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	June 30,

	2006		2005

	Balance	%	Balance	%

(Dollars in millions)
Loans in-school/grace/deferment(1)	$3,305		$3,307
Loans in forbearance(2)	299		190
Loans in repayment and percentage of each status:
Loans current	3,353	88.8%	2,756	89.5%
Loans delinquent 31-60 days(3)	176	4.7	133	4.4
Loans delinquent 61-90 days(3)	100	2.6	69	2.2
Loans delinquent greater than 90 days(3)	148	3.9	120	3.9

Total Private Education Loans in repayment	3,777	100%	3,078	100%

Total Private Education Loans, gross	7,381		6,575
Private Education Loan unamortized discount	(296)		(250)

Total Private Education Loans	7,085		6,325
Private Education Loan allowance for losses	(252)		(228)

Private Education Loans, net	$6,833		$6,097

Percentage of Private Education Loans in repayment	51.2%		46.8%

Delinquencies as a percentage of Private Education Loans in repayment	11.2%		10.5%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Goodwill and Acquired Intangible Assets
      Intangible assets include the following:

		As of June 30, 2006
	Average
	Amortization		Accumulated
	Period	Gross	Amortization	Net

(Dollars in millions)
Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$256	$(90)	$166
Tax exempt bond funding(1)	10 years	67	(32)	35
Software and technology	7 years	80	(56)	24
Non-compete agreements	2 years	11	(9)	2

Total		414	(187)	227

Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	78	—	78

Total acquired intangible assets		$492	$(187)	$305

		As of December 31, 2005
	Average
	Amortization		Accumulated
	Period	Gross	Amortization	Net

(Dollars in millions)
Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$256	$(76)	$180
Tax exempt bond funding(1)	10 years	67	(25)	42
Software and technology	7 years	80	(51)	29
Non-compete agreements	2 years	11	(8)	3

Total		414	(160)	254

Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	78	—	78

Total acquired intangible assets		$492	$(160)	$332

(1)	In connection with the Company’s 2004 acquisition of Southwest Student Services Corporation, the Company assumed certain tax exempt bonds that enable the Company to earn a 9.5 percent Special Allowance Payment (“SAP”) rate on student loans funded by those bonds in these trusts. If a student loan is removed from the trust such that it is no longer funded by the bonds, it ceases earning the 9.5 percent SAP.
     The Company recorded amortization and impairments of $18 million and $16 million for the three months ended June 30, 2006 and 2005, respectively, and $32 million and $29 million for the six months ended June 30, 2006 and 2005, respectively.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Goodwill and Acquired Intangible Assets (Continued)
      A summary of changes in the Company’s goodwill by reportable segment (see Note 11, “Segment Reporting”) is as follows:

	December 31,		June 30,
	2005	Adjustments	2006

(Dollars in millions)

Lending	$410	$(4)	$406
Debt Management Operations	299	7	306
Corporate and Other	64	—	64

Total	$773	$3	$776

      Acquisitions are accounted for under the purchase method of accounting as defined in SFAS No. 141, “Business Combinations.” The Company allocates the purchase price to the fair value of the acquired tangible assets, liabilities and identifiable intangible assets as of the acquisition date as determined by an independent appraiser. Goodwill associated with the Company’s acquisitions is reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” addressed further in Note 2, “Significant Accounting Policies,” within the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

4.	Student Loan Securitization

Securitization Activity
      The Company securitizes its student loan assets and for transactions qualifying as sales, retains a Residual Interest and servicing rights (as the Company retains the servicing responsibilities), all of which are referred to as the Company’s Retained Interest in off-balance sheet securitized loans. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The investors of the securitization trusts have no recourse to the Company’s other assets should there be a failure of the securitized student loans to pay when due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)
      The following table summarizes the Company’s securitization activity for the three and six months ended June 30, 2006 and 2005. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on balance sheet.

	Three Months Ended June 30,

	2006				2005

		Loan				Loan
	No. of	Amount	Pre-Tax		No. of	Amount	Pre-Tax
	Transactions	Securitized	Gain	Gain %	Transactions	Securitized	Gain	Gain %

(Dollars in millions)
FFELP Stafford/ PLUS loans	—	$—	$—	—%	—	$—	$—	—%
Consolidation Loans	1	2,500	23	.9	2	4,011	31	.8
Private Education Loans	2	4,000	648	16.2	1	1,505	231	15.3

Total securitizations — sales	3	6,500	$671	10.3%	3	5,516	$262	4.7%

Consolidation Loans(1)	1	3,001			1	2,226

Total securitizations — financings	1	3,001			1	2,226

Total securitizations	4	$9,501			4	$7,742

	Six Months Ended June 30,

	2006				2005

		Loan				Loan
	No. of	Amount	Pre-Tax		No. of	Amount	Pre-Tax
	Transactions	Securitized	Gain	Gain %	Transactions	Securitized	Gain	Gain %

(Dollars in millions)
FFELP Stafford/ PLUS loans	2	$5,004	$17	.3%	2	$3,530	$50	1.4%
Consolidation Loans	2	5,502	36	.7	2	4,011	31	.8
Private Education Loans	2	4,000	648	16.2	1	1,505	231	15.3

Total securitizations — sales	6	14,506	$701	4.8%	5	9,046	$312	3.4%

Consolidation Loans(1)	1	3,001			1	2,226

Total securitizations — financings	1	3,001			1	2,226

Total securitizations	7	$17,507			6	$11,272

(1)	In certain Consolidation Loan securitization structures, the Company holds certain rights that can affect the remarketing of certain bonds such that these securitizations did not qualify as qualifying special purpose entities (“QSPEs”). Accordingly, they are accounted for on-balance sheet as variable interest entities (“VIEs”).

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)
     Key economic assumptions used in estimating the fair value of Residual Interests at the date of securitization resulting from the student loan securitization sale transactions completed during the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,

	2006			2005

			Private			Private
	FFELP	Consolidation	Education	FFELP	Consolidation	Education
	Stafford(1)	Loans	Loans	Stafford(1)	Loans	Loans

Prepayment speed (annual rate) (2)	—	6%	4%	—	6%	4%
Weighted average life	—	8.5 yrs.	9.4 yrs.	—	7.9 yrs.	9.0 yrs.
Expected credit losses (% of principal securitized)	—	.27%	4.79%	—	—%	4.38%
Residual cash flows discounted at (weighted average)	—	10.8%	13.0%	—	10.1%	12.4%

	Six Months Ended June 30,

	2006			2005

			Private			Private
	FFELP	Consolidation	Education	FFELP	Consolidation	Education
	Stafford	Loans	Loans	Stafford	Loans	Loans

Prepayment speed (annual rate) (2)	*	6%	4%	**	6%	4%
Weighted average life	3.7 yrs.	8.3 yrs.	9.4 yrs.	4.0 yrs.	7.9 yrs.	9.0 yrs.
Expected credit losses (% of principal securitized)	.15%	.27%	4.79%	—%	—%	4.38%
Residual cash flows discounted at (weighted average)	12.4%	10.6%	13.0%	12%	10.1%	12.4%

(1)	No securitizations qualified for sale treatment in the period.

(2)	The prepayment assumptions include the impact of projected defaults. Previous disclosures for Private Education Loans excluded projected default assumptions.

*	20 percent for 2006, 15 percent for 2007 and 10 percent thereafter.

**	20 percent for 2005, 15 percent for 2006 and 6 percent thereafter.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

Retained Interest in Securitized Receivables
      The following tables summarize the fair value of the Company’s Residual Interests, included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of June 30, 2006 and December 31, 2005.

	As of June 30, 2006

	FFELP		Consolidation	Private
	Stafford and		Loan	Education
(Dollars in millions)	PLUS		Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$773		$524	$1,855	$3,152
Underlying securitized loan balance(3)	20,224		14,746	12,556	47,526
Weighted average life	2.5 yrs.		8.1 yrs.	8.4 yrs
Prepayment speed (annual rate)(4)	10%-40	% (5)	6%	4%
Expected credit losses (% of student loan principal)	.07%		.07%	4.73%
Residual cash flows discount rate	13.0%		11.1%	13.1%

	As of December 31, 2005

				Private
	FFELP Stafford		Consolidation	Education
(Dollars in millions)	and PLUS		Loan Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests (2)	$773		$483	$1,150	$2,406
Underlying securitized loan balance (3)	20,372		10,272	8,946	39,590
Weighted average life	2.7 yrs.		8.0 yrs.	7.8 yrs
Prepayment speed (annual rate)(4)	10%-20	%(5)	6%	4%
Expected credit losses (% of student loan principal)	.14%		.23%	4.74%
Residual cash flows discount rate	12.3%		10.3%	12.4%

(1)	Includes $115 million and $235 million related to the fair value of the Embedded Floor Income as of June 30, 2006 and December 31, 2005, respectively. The decrease in the fair value of the Embedded Floor Income is primarily due to rising interest rates during the period.

(2)	At June 30, 2006 and December 31, 2005, the Company had unrealized gains (pre-tax) in accumulated other comprehensive income of $401 million and $370 million, respectively, that related to the Retained Interests.

(3)	In addition to student loans in off-balance sheet trusts, the Company had $41.3 billion and $40.9 billion of securitized student loans outstanding (face amount) as of June 30, 2006 and December 31, 2005, respectively, in on-balance sheet securitization trusts.

(4)	The prepayment speed assumptions include the impact of projected defaults. Previous disclosures for Private Education Loans excluded projected default assumptions.

(5)	40% for the third quarter of 2006, 30% for the fourth quarter of 2006, 15% for 2007 and 10% thereafter for June 30, 2006 valuations and 20% for 2006, 15% for 2007 and 10% thereafter for December 31, 2005 valuations.
     The Company recorded $91 million and $15 million of impairment related to the Retained Interests for the three months ended June 30, 2006 and 2005, respectively and $143 million and $24 million of impairment related to the Retained Interests for the six months ended June 30, 2006 and 2005, respectively. Both the 2006 and 2005 impairment charges were primarily the result of FFELP Stafford

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)
4.                       Student Loan Securitization (Continued)
loans prepaying faster than projected through loan consolidation ($92 million and $20 million for the six months ended June 30, 2006 and 2005, respectively) and also reflected decreases in value related to the Floor Income component of the Company’s Retained Interest primarily due to the increases in interest rates during the period ($51 million and $4 million for the six months ended June 30, 2006 and 2005, respectively). The impairment for the six months ended June 30, 2006 also reflects the increase in the Company’s CPR assumption for the remainder of 2006 from 20 percent to 40 percent for the third quarter and 30 percent for the fourth quarter, to account for the surge in Consolidation Loan applications received in the second quarter that will be processed in the third and fourth quarters of 2006. The level and timing of Consolidation Loan activity is highly volatile, and in response the Company continues to revise its estimates of the effects of Consolidation Loan activity on the Company’s Retained Interests and it may result in additional impairment recorded in future periods if Consolidation Loan activity remains higher than projected.
      The table below shows the Company’s off-balance sheet Private Education Loan delinquency trends as of June 30, 2006 and 2005.

	June 30,

	2006		2005

	Balance	%	Balance	%

(Dollars in millions)
Loans in-school/grace/deferment(1)	$6,074		$3,308
Loans in forbearance(2)	751		400
Loans in repayment and percentage of each status:
Loans current	5,483	95.7%	3,749	95.5%
Loans delinquent 31-60 days(3)	151	2.6	96	2.4
Loans delinquent 61-90 days(3)	50	.9	35	1.0
Loans delinquent greater than 90 days(3)	47	.8	46	1.1

Total off-balance sheet Private Education Loans in repayment	5,731	100%	3,926	100%

Total off-balance sheet Private Education Loans, gross	$12,556		$7,634

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Derivative Financial Instruments

Summary of Derivative Financial Statement Impact
      The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at June 30, 2006 and December 31, 2005 and their impact on other comprehensive income and earnings for the three and six months ended June 30, 2006 and 2005. At June 30, 2006 and December 31, 2005, $686 million and $666 million (fair value), respectively, of available-for-sale investment securities and $356 million and $249 million, respectively, of cash were pledged as collateral against these derivative instruments.

	Cash Flow		Fair Value		Trading		Total

	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005	2006	2005	2006	2005
(Dollars in millions)
Fair Values
Interest rate swaps	$5	$5	$(737)	$(347)	$(115)	$(48)	$(847)	$(390)
Floor/ Cap contracts	—	—	—	—	(141)	(371)	(141)	(371)
Futures	—	—	—	—	(1)	(1)	(1)	(1)
Equity forwards	—	—	—	—	20	67	20	67
Cross currency interest rate swaps	—	—	677	(148)	—	—	677	(148)

Total	$5	$5	$(60)	$(495)	$(237)	$(353)	$(292)	$(843)

(Dollars in billions)
Notional Values
Interest rate swaps	$2.6	$1.2	$15.2	$14.6	$156.1	$125.4	$173.9	$141.2
Floor/ Cap contracts	—	—	—	—	38.6	41.8	38.6	41.8
Futures	.1	.1	—	—	.6	.6	.7	.7
Cross currency interest rate swaps	—	—	20.1	18.6	—	—	20.1	18.6
Other(1)	—	—	—	—	2.0	2.0	2.0	2.0

Total	$2.7	$1.3	$35.3	$33.2	$197.3	$169.8	$235.3	$204.3

(Shares in millions)
Contracts
Equity forwards	—	—	—	—	45.9	42.7	45.9	42.7

(1)	“Other” consists of an embedded derivative bifurcated from the convertible debenture issuance that relates primarily to certain contingent interest and conversion features of the debt. The embedded derivative has had a de minimis fair value since inception.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Derivative Financial Instruments (Continued)

	Three Months Ended June 30,

	Cash Flow		Fair Value		Trading		Total

	2006	2005	2006	2005	2006	2005	2006	2005

(Dollars in millions)
Changes to accumulated other comprehensive income, net of tax
Change in fair value to cash flow hedges	$—	$3	$—	$—	$—	$—	$—	$3
Amortization of effective hedges and transition adjustment(1)	4	8	—	—	—	—	4	8

Change in accumulated other comprehensive income, net	$4	$11	$—	$—	$—	$—	$4	$11

Earnings Summary
Amortization of closed futures contracts’ gains/losses in interest expense(2)	$(5)	$(11)	$—	$—	$—	$—	$(5)	$(11)
Gains (losses) on derivative and hedging activities — Realized(3)	—	—	—	—	(41)	(94)	(41)	(94)
Gains (losses) on derivative and hedging activities — Unrealized(4)	—	—	21	—	143	(12)	164	(12)

Total earnings impact	$(5)	$(11)	$21	$—	$102	$(106)	$118	$(117)

	Six Months Ended June 30,

	Cash Flow		Fair Value		Trading		Total

	2006	2005	2006	2005	2006	2005	2006	2005

(Dollars in millions)
Changes to accumulated other comprehensive income, net of tax
Change in fair value to cash flow hedges	$2	$(13)	$—	$—	$—	$—	$2	$(13)
Amortization of effective hedges and transition adjustment(1)	7	15	—	—	—	—	7	15

Change in accumulated other comprehensive income, net	$9	$2	$—	$—	$—	$—	$9	$2

Earnings Summary
Amortization of closed futures contracts’ gains/losses in interest expense(2)	$(11)	$(23)	$—	$—	$—	$—	$(11)	$(23)
Gains (losses) on derivative and hedging activities — Realized(3)	—	—	—	—	(89)	(216)	(89)	(216)
Gains (losses) on derivative and hedging activities — Unrealized(4)	—	—	43	(12)	82	88	125	76

Total earnings impact	$(11)	$(23)	$43	$(12)	$(7)	$(128)	$25	$(163)

(1)	The Company expects to amortize $7 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging the forecasted issuance of debt instruments that are outstanding as of June 30, 2006.

(2)	For futures contracts that qualify as SFAS No. 133 hedges where the hedged transaction occurs.

(3)	Includes net settlement income/expense related to trading derivatives and realized gains and losses related to derivative dispositions.

(4)	The change in the fair value of cash flow and fair value hedges represents amounts related to ineffectiveness.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Stockholders’ Equity
      The following table summarizes the Company’s common share repurchases, issuances and equity forward activity for the three and six months ended June 30, 2006 and 2005.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

(Shares in millions)
Common shares repurchased:
Equity forwards	2.1	3.3	4.5	6.4
Benefit plans(1)	.4	.3	1.3	.6

Total shares repurchased	2.5	3.6	5.8	7.0

Average purchase price per share	$53.93	$48.55	$54.62	$49.46

Common shares issued	1.4	1.8	4.3	3.5

Equity forward contracts:
Outstanding at beginning of period	42.7	46.6	42.7	42.8
New contracts	5.3	8.4	7.7	15.3
Exercises	(2.1)	(3.3)	(4.5)	(6.4)

Outstanding at end of period	45.9	51.7	45.9	51.7

Authority remaining at end of period to repurchase or enter into equity forwards	10.9	20.5	10.9	20.5

(1)	Includes shares withheld from stock option exercises and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs.
     As of June 30, 2006, the expiration dates and purchase prices for outstanding equity forward contracts were as follows:

			Average
Year of Maturity	Outstanding	Range of	Purchase
(Contracts in millions of shares)	Contracts	Purchase Prices	Price

2007	.8	$54.74	$54.74
2008	7.3	54.74	54.74
2009	14.7	54.74	54.74
2010	15.0	54.74	54.74
2011	8.1	$51.86 — $53.76	53.02

	45.9		$54.44

      The closing price of the Company’s common stock on June 30, 2006 was $52.92.

Accumulated Other Comprehensive Income
      Accumulated other comprehensive income includes the after-tax change in unrealized gains and losses on available-for-sale investments, unrealized gains and losses on derivatives qualifying as cash flow hedges,

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Stockholders’ Equity (Continued)
and the minimum pension liability adjustment. The following table presents the cumulative balances of the components of other comprehensive income as of June 30, 2006 and 2005.

	June 30,

	2006	2005

Net unrealized gains (losses) on investments(1)	$375,503	$498,118
Net unrealized gains (losses) on derivatives(2)	(3,459)	(23,953)
Minimum pension liability adjustment(3)	(1,840)	(1,044)

Total accumulated other comprehensive income	$370,204	$473,121

(1)	Net of tax expense of $199,569 and $268,902 as of June 30, 2006 and 2005, respectively.

(2)	Net of tax benefit of $1,977 and $10,952 as of June 30, 2006 and 2005, respectively.

(3)	Net of tax benefit of $991 and $562 as of June 30, 2006 and 2005, respectively.

7.	Earnings per Common Share
      Basic earnings per common share (“basic EPS”) is calculated using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share (“diluted EPS”) reflect the potential dilutive effect of (i) additional common shares that are issuable upon exercise of outstanding stock options, nonvested deferred compensation deemed to be invested in common stock, nonvested restricted stock, restricted stock units, and the outstanding commitment to issue shares under the Employee Stock Purchase Plan (“ESPP”), determined by the treasury stock method, (ii) the assumed conversion of convertible debentures (“Co-Cos”), determined by the “if-converted” method, and (iii) equity forwards, determined by the reverse treasury stock method. Equity forwards are potentially dilutive to EPS when the Company’s average stock price is lower than the equity forward’s strike price.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Earnings per Common Share (Continued)
      A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Numerator:
Net income attributable to common stock	$714,991	$292,607	$858,291	$513,116
Adjusted for debt expense of Co-Cos, net of taxes	16,460	10,297	31,277	18,916
Adjusted for non-taxable unrealized gains on equity forwards(1)	(39,717)	—	—	—

Net income attributable to common stock, adjusted	$691,734	$302,904	$889,568	$532,032

Denominator: (shares in thousands)
Weighted average shares used to compute basic EPS	410,957	419,497	411,811	420,206
Effect of dilutive securities:
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, ESPP, and equity forwards	13,045	12,091	11,680	11,936
Dilutive effect of Co-Cos	30,312	30,312	30,312	30,312

Dilutive potential common shares(2)	43,357	42,403	41,992	42,248

Weighted average shares used to compute diluted EPS	454,314	461,900	453,803	462,454

Net earnings per share:
Basic EPS	$1.74	$.70	$2.08	$1.22
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, ESPP, and equity forwards	(.05)	(.02)	(.05)	(.03)
Dilutive effect of Co-Cos	(.08)	(.02)	(.07)	(.04)
Dilutive effect of non-taxable unrealized gains on equity forwards(1)	(.09)	—	—	—

Diluted EPS	$1.52	$.66	$1.96	$1.15

(1)	SFAS No. 128, “Earnings per Share,” and the additional guidance provided by EITF Topic No. D-72, “Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share,” require both the denominator and the numerator to be adjusted in calculating the potential impact of the Company’s equity forward contracts on diluted EPS. Under this guidance, when certain conditions are satisfied, the impact of the equity forwards is dilutive. Specifically, the impact is dilutive when: (1) the average share price is lower than the respective strike prices on the Company’s equity forward contracts,

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Earnings per Common Share (Continued)
and (2) the Company recognized a gain on derivative and hedging activities related to its equity forward contracts. These conditions occurred during the three months ended June 30, 2006. At the time of the Company’s second quarter 2006 press release (the “Press Release”) filed on Form 8-K on July 20, 2006, the Company adjusted only the denominator in calculating the effects of its equity forward contracts. The diluted EPS of $1.52 in the table above reflects the effects of adjusting both the numerator and denominator and corrects the information previously reported in the Company’s Press Release. This guidance does not affect the Company’s net income for the quarter and does not require the Company to adjust its diluted EPS for the six months ended June 30, 2006 or any prior period.

(2)	For the three months ended June 30, 2006 and 2005, stock options and equity forwards of approximately 8 million shares and 14 million shares, respectively, and for the six months ended June 30, 2006 and 2005, stock options and equity forwards of approximately 12 million shares and 19 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

8.	Stock-Based Compensation Plans
      The Company has various stock-based compensation programs, which include stock options, restricted stock units, restricted stock, performance stock, and the ESPP.
      The SLM Corporation Incentive Plan (the “Incentive Plan”) was approved by shareholders in 2004 and amended in 2005. A total of 17.2 million shares are authorized to be issued from this plan. Upon approval of the Incentive Plan, the Company discontinued the Employee Stock Option Plan (the “ESOP”) and Management Incentive Plan (the “MIP”). Shares available for future issuance under the ESOP and MIP were canceled; however, terms of outstanding grants remain unchanged. Awards under the Incentive Plan may be in the form of stock, stock options, performance stock, restricted stock and restricted stock units. Stock-based compensation is also granted to non-employee directors of the Company under the shareholder-approved Directors Stock Plan. A total of 9.3 million shares are authorized to be issued from this plan and awards may be in the form of stock options and stock. The Company’s non-employee directors are considered employees under the provisions of SFAS No. 123(R). The shares issued under the Incentive Plan, the Directors Stock Plan and the ESPP may be either shares reacquired by the Company or shares that are authorized but unissued.
      An amount equal to the dividends payable on the Company’s common stock (“dividend equivalents”) is credited on “full value” stock-based compensation awards, which are nonvested performance stock, nonvested restricted stock and restricted stock units, and on share amounts credited under deferred compensation arrangements. Dividend equivalents are not credited on stock option awards.
      The total stock-based compensation cost recognized in the consolidated statements of income for the three and six months ended June 30, 2006 was $18 million and $39 million, respectively. The related income tax benefit for the three and six months ended June 30, 2006 was $6 million and $14 million, respectively. As of June 30, 2006, there was $75 million of total unrecognized compensation cost related to stock-based compensation programs. That cost is expected to be recognized over a weighted average period of 2.0 years.

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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

8.	Stock-Based Compensation Plans (Continued)
from the grant date. Stock options granted to members of executive management have included more difficult price vesting targets and are more fully disclosed in Exhibits 10.13, 10.14 and 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In any event, all options vest upon the eighth anniversary of their grant date. Options granted to rank-and-file employees are time-vested with the grants vesting one-half in 18 months from their grant date and the second one-half vesting 36 months from their grant date.
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
      The fair values of the options granted in the three and six months ended June 30, 2006 and 2005 were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Risk free interest rate	4.96%	3.77%	4.48%	3.86%
Expected volatility	19.86%	21.64%	20.64%	22.62%
Expected dividend rate	1.66%	1.73%	1.58%	1.55%
Expected life of the option	3 years	5 years	3 years	5 years
      The expected life of the options is based on observed historical exercise patterns. Groups of employees that have received similar option grant terms were considered separately for valuation purposes. The expected volatility is based on implied volatility from publicly-traded options on the Company’s stock at the date of grant and historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury spot rate consistent with the expected term of the option. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.
      As of June 30, 2006, there was $51 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.8 years.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

8.	Stock-Based Compensation Plans (Continued)
      The following table summarizes stock option activity for the six months ended June 30, 2006.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number of	Price per	Contractual	Aggregate
	Options	Share	Term	Intrinsic Value

Outstanding at December 31, 2005	41,484,567	$34.52
Granted — direct options	3,999,475	55.81
Granted — replacement options	92,849	55.38
Exercised	(3,705,892)	30.93
Canceled	(734,975)	49.40

Outstanding at June 30, 2006	41,136,024	$36.70	6.81 yrs	$667 million

Exercisable at June 30, 2006	27,742,789	$29.98	5.81 yrs	$636 million

      The weighted average fair value of options granted was $9.29 and $10.39 for the three months ended June 30, 2006 and 2005, respectively, and $10.22 and $11.57 for the six months ended June 30, 2006 and 2005, respectively. The total intrinsic value of options exercised was $26 million and $28 million for the three months ended June 30, 2006 and 2005, respectively, and $88 million and $55 million for the six months ended June 30, 2006 and 2005, respectively.
      Cash received from option exercises was $39 million and $51 million for the three months ended June 30, 2006 and 2005, respectively, and $88 million and $93 million for the six months ended June 30, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $11 million and $10 million, respectively, for the three months ended June 30, 2006 and 2005, and $30 million and $21 million, respectively, for the six months ended June 30, 2006 and 2005.

Restricted Stock
      Restricted stock granted under the Incentive Plan may vest no sooner than three years from grant date or may vest ratably over three years. Performance stock granted must vest over a minimum of a 12-month performance period. Performance criteria may include the achievement of any of several financial and business goals, such as “Core Earnings” diluted EPS, loan volume, market share, overhead or other expense reduction, or “Core Earnings” net income.
      In accordance with SFAS No. 123(R), the fair value of restricted stock awards is estimated on the date of grant based on the market price of the stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of June 30, 2006, there was $13 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.7 years.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

8.	Stock-Based Compensation Plans (Continued)
      The following table summarizes restricted stock activity for the six months ended June 30, 2006.

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value

Nonvested at December 31, 2005	357,444	$44.34
Granted	163,398	55.82
Vested	(56,035)	37.83
Canceled	(35,167)	42.44

Nonvested at June 30, 2006	429,640	$49.71

      The total fair value of shares that vested during the three months ended June 30, 2006 was $.1 million. There were no shares that vested in the year-ago period. The total fair value of shares that vested during the six months ended June 30, 2006 and 2005 was $2 million and $4 million, respectively.

Restricted Stock Units
      The Company has granted restricted stock units (“RSUs”) to certain executive management employees. RSUs are subject to continued employment and generally vest over two to five years. Conversion of vested RSUs to common stock is deferred until the employees’ retirement or termination of employment. The fair value of each grant is estimated on the date of grant based on the market price of the stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of June 30, 2006, there was $10 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.1 years.
      The following table summarizes RSU activity for the six months ended June 30, 2006.

		Weighted
		Average Grant
	Number of	Date Fair
	RSUs	Value

Outstanding at December 31, 2005	840,000	$34.81
Granted	100,000	55.82
Vested	—	—
Canceled	—	—
Converted to common stock	(300,000)	31.93

Outstanding at June 30, 2006	640,000	$39.45

      There were 28,326 dividend equivalents on outstanding RSUs at June 30, 2006.
      The total fair value of RSUs that vested during the six months ended June 30, 2005 was $10 million. The total intrinsic value of RSUs converted to common stock during the six months ended June 30, 2006 was $10 million. There were no RSUs converted to common stock in the year-ago period.

Employee Stock Purchase Plan
      Employees may purchase shares of the Company’s common stock under the ESPP at the end of a 24-month period at a price equal to the share price at the beginning of the 24-month period, less

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

8.	Stock-Based Compensation Plans (Continued)
15 percent, up to a maximum purchase price of $10,000 plus accrued interest. There are four ESPP offerings a year, one per quarter, and the purchase price for each offering is determined at the beginning of the offering period. The total number of shares which may be sold pursuant to the plan may not exceed 7.6 million shares, of which 1.3 million shares remained available at June 30, 2006.
      The fair values of the stock purchase rights of the ESPP offerings in the three and six months ended June 30, 2006 were calculated using a Black-Scholes option pricing model with the following weighted average assumptions.

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Risk free interest rate	4.98%	4.75%
Expected volatility	19.39%	19.61%
Expected dividend rate	1.90%	1.72%
Expected life	2 years	2 years
      The expected volatility is based on implied volatility from publicly-traded options on the Company’s stock at the date of grant and historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury spot rate consistent with the expected term. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the date of grant.
      The weighted average fair values of the stock purchase rights of the ESPP offerings in the three and six months ended June 30, 2006 were $11.62 and $12.07, respectively. The fair value is amortized to compensation cost on a straight-line basis over a two-year vesting period. As of June 30, 2006, there was $2 million of unrecognized compensation cost related to ESPP, which is expected to be recognized over a weighted average period of 1.2 years.
      During the three and six months ended June 30, 2006, 26,825 shares and 68,696 shares, respectively, of the Company’s common stock were purchased by plan participants.

9.	Pension Plans

Components of Net Periodic Pension Cost
      Net periodic pension cost included the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Service cost — benefits earned during the period	$2,073	$2,473	$4,146	$4,946
Interest cost on project benefit obligations	2,862	2,806	5,724	5,612
Expected return on plan assets	(4,069)	(4,108)	(8,138)	(8,217)
Net amortization and deferral	122	(30)	244	(59)

Total net periodic pension cost	$988	$1,141	$1,976	$2,282

Employer Contributions
      The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it did not expect to contribute to its qualified pension plan (the “Qualified Plan”) in 2006. As of June 30, 2006, the Company had made no contributions to its Qualified Plan.

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

9.	Pension Plans (Continued)

10.	Contingencies
      The Company was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit sought to bring a nationwide class action on behalf of all borrowers who allegedly paid “undisclosed improper and excessive” late fees over the past three years. The plaintiffs sought damages of $1,500 per violation plus punitive damages and claimed that the class consisted of two million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 27, 2003, the Superior Court granted the Company’s motion to dismiss the complaint in its entirety. On March 4, 2004, the District of Columbia Court of Appeals affirmed the Superior Court’s decision granting the Company’s motion to dismiss the complaint, but granted plaintiffs leave to re-plead the first count, which alleged violations of the D.C. Consumer Protection Procedures Act. On September 15, 2004, the plaintiffs filed an amended class action complaint. On October 15, 2004, the Company filed a motion to dismiss the amended complaint with the Superior Court for failure to state a claim and non-compliance with the Court of Appeals’ ruling. On December 27, 2004, the Superior Court granted the Company’s motion to dismiss the plaintiffs’ amended complaint. Plaintiffs appealed the Superior Court’s dismissal order to the Court of Appeals. On June 8, 2006, the Court of Appeals issued an opinion reversing the order of the trial court dismissing the amended complaint. The Court of Appeals did not address the merits of the complaint but concluded that the trial court improperly relied upon facts extrinsic to the complaint. The Company does not believe that it is reasonably likely that a nationwide class will be certified. The Court of Appeals noted in its decision that the plaintiffs failed to file a motion for class certification within the time required by the District of Columbia rules.
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
      The Company has two primary operating segments as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” — the Lending and Debt Management Operations (“DMO”) segments. The Lending and DMO operating segments meet the quantitative thresholds for reportable segments identified in SFAS No. 131. Accordingly, the results of operations of the Company’s Lending and DMO segments are presented below. The Company has smaller operating segments including the Guarantor Servicing and Student Loan Servicing operating segments as well as certain other products and services provided to colleges and universities which do not meet the quantitative thresholds identified in SFAS No. 131. Therefore, the results of operations for these operating segments and the revenues and expenses associated with these other products and services are combined with corporate overhead and other corporate activities within the Corporate and Other reporting segment.
      The management reporting process measures the performance of the Company’s operating segments based on the management structure of the Company as well as the methodology used by management to evaluate performance and allocate resources. Management, including the Company’s chief operating decision

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)
maker, evaluates the performance of the Company’s operating segments based on their profitability. As discussed further below, management measures the profitability of the Company’s operating segments based on “Core Earnings” net income. Accordingly, information regarding the Company’s reportable segments is provided based on a “Core Earnings” basis. The Company’s “Core Earnings” performance measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. “Core Earnings” net income reflects only current period adjustments to GAAP net income as described below. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. Intersegment revenues and expenses are netted within the appropriate financial statement line items consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.
      The Company’s principal operations are located in the United States, and its results of operations and long-lived assets in geographic regions outside of the United States are not significant. In the Lending segment, no individual customer accounted for more than 10 percent of its total revenue during the six months ended June 30, 2006 and 2005. United Student Aid Funds, Inc. (“USA Funds”) is the Company’s largest customer in both the DMO and Corporate and Other segments. During the six months ending June 30, 2006 and 2005, it accounted for 38 percent and 42 percent, respectively, of the aggregate revenues generated by the Company’s DMO and Corporate and Other segments. No other customers accounted for more than 10 percent of total revenues in those segments for the years mentioned.

Lending
      In the Company’s Lending business segment, the Company originates and acquires both federally guaranteed student loans, which are administered by the U.S. Department of Education (“ED”), and Private Education Loans, which are not federally guaranteed. Private Education Loans are primarily used by borrowers to supplement FFELP loans to meet the rising cost of education. The Company manages student loans for approximately 10 million customers; its Managed student loan portfolio totaled $130.1 billion at June 30, 2006, of which $111.1 billion or 85 percent are federally insured. In addition to education lending, the Company also originates mortgage and consumer loans with the intent of selling the majority of such loans. During the six months ended June 30, 2006, the Company originated $905 million in mortgage and consumer loans of which $718 million pertained to mortgages in the held for sale portfolio. The Company’s mortgage and consumer loan portfolio totaled $670 million at June 30, 2006.
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

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)
risk through industry-tested loan underwriting standards and a combination of higher interest rates and loan origination fees that compensate the Company for the higher risk.

DMO
      The Company provides a wide range of accounts receivable and collections services through six operating units that comprise its DMO operating segment. These services include defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, student loan default aversion services, and accounts receivable management and collection for purchased portfolios of receivables that have been charged off by their original creditors, as well as sub-performing and nonperforming mortgage loans. The Company’s DMO operating segment primarily serves the student loan marketplace through a broad array of default management services on a contingency fee or other pay-for-performance basis to 12 FFELP guarantors and for campus-based programs.
      In addition to collecting on its own purchased receivables and mortgage loans, the DMO operating segment provides receivable management and collection services for large federal agencies, credit card clients and other holders of consumer debt.

Corporate and Other
      The Company’s Corporate and Other business segment includes the aggregate activity of its smaller operating segments, including its Guarantor Servicing and Loan Servicing business segments, other products and services as well as corporate overhead.
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

Measure of Profitability
      The tables below include the condensed operating results for each of the Company’s reportable segments. Management, including the chief operating decision maker, evaluates the Company on certain performance measures that the Company refers to as “Core Earnings” performance measures for each operating segment. While “Core Earnings” results are not a substitute for reported results under GAAP, the Company relies on “Core Earnings” performance measures to manage each operating segment because it believes these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.
      “Core Earnings” performance measures are the primary financial performance measures used by management to develop the Company’s financial plans, track results, and establish corporate performance targets and incentive compensation. Management believes this information provides additional insight into

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)
the financial performance of the core business activities of its operating segments. Accordingly, the tables presented below reflect “Core Earnings” operating measures reviewed and utilized by management to manage the business. Reconciliations of the “Core Earnings” segment totals to the Company’s consolidated operating results in accordance with GAAP are also included in the tables below.

Segment Results and Reconciliations to GAAP

	Three Months Ended June 30, 2006

			Corporate	Total “Core		Total
	Lending	DMO	and Other	Earnings”	Adjustments(3)	GAAP

(Dollars in millions)
Interest income:
FFELP Stafford and Other Student Loans	$719	$—	$—	$719	$(382)	$337
Consolidation Loans	1,114	—	—	1,114	(273)	841
Private Education Loans	485	—	—	485	(251)	234
Other loans	24	—	—	24	—	24
Cash and investments	170	—	1	171	(46)	125

Total interest income	2,512	—	1	2,513	(952)	1,561
Total interest expense	1,904	5	1	1,910	(706)	1,204

Net interest income	608	(5)	—	603	(246)	357
Less: provisions for losses	60	—	—	60	8	68

Net interest income after provisions for losses	548	(5)	—	543	(254)	289
Fee income	—	90	33	123	—	123
Collections revenue	—	67	—	67	—	67
Other income	51	—	24	75	869	944
Operating expenses(1)	163	85	50	298	18	316

Income before income taxes and minority interest in net earnings of subsidiaries	436	67	7	510	597	1,107
Income tax expense(2)	161	26	2	189	193	382
Minority interest in net earnings of subsidiaries	—	1	—	1	—	1

Net income	$275	$40	$5	$320	$404	$724

(1)	Operating expenses for the Lending, DMO, and Corporate and Other Business segments include $8 million, $2 million, and $4 million, respectively, of stock-based compensation expense due to the implementation of SFAS No. 123(R) in the first quarter of 2006.

(2)	Income taxes are based on a percentage of net income (loss) before tax for the individual reportable segment.

(3)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2006

	Net Impact of	Net Impact of		Amortization
	Securitization	Derivative	Net Impact of	of Acquired
	Accounting	Accounting	Floor Income	Intangibles	Total

(Dollars in millions)
Net interest income	$(236)	$42	$(52)	$—	$(246)
Less: provisions for losses	8	—	—	—	8

Net interest income after provisions for losses	(244)	42	(52)	—	(254)
Fee income	—	—	—	—	—
Collections revenue	—	—	—	—	—
Other income	746	123	—	—	869
Operating expenses	—	—	—	18	18

Total pre-tax “Core Earnings” adjustments to GAAP	$502	$165	$(52)	$(18)	597

Income tax expense					193
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$404

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

	Three Months Ended June 30, 2005

			Corporate	Total “Core		Total
	Lending	DMO	and Other	Earnings”	Adjustments(3)	GAAP

(Dollars in millions)
Interest income:
FFELP Stafford and Other Student Loans	$582	$—	$—	$582	$(343)	$239
Consolidation Loans	667	—	—	667	(113)	554
Private Education Loans	247	—	—	247	(120)	127
Other loans	20	—	—	20	—	20
Cash and investments	77	—	1	78	(24)	54

Total interest income	1,593	—	1	1,594	(600)	994
Total interest expense	1,073	4	1	1,078	(414)	664

Net interest income	520	(4)	—	516	(186)	330
Less: provisions for losses	14	—	—	14	65	79

Net interest income after provisions for losses	506	(4)	—	502	(251)	251
Fee income	—	82	26	108	—	108
Collections revenue	—	42	—	42	—	42
Other income	36	—	29	65	297	362
Operating expenses(1)	141	67	63	271	17	288

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	401	53	(8)	446	29	475
Income tax expense (benefit)(2)	148	20	(3)	165	11	176
Minority interest in net earnings of subsidiaries	1	1	—	2	—	2

Net income (loss)	$252	$32	$(5)	$279	$18	$297

(1)	Income taxes are based on a percentage of net income (loss) before tax for the individual reportable segment.

(2)	In the first quarter of 2006, the Company changed its method for allocating certain overhead and other expenses between its business segments. Balances for the three months ending June 30, 2005 have been updated to reflect the new allocation methodology.

(3)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2005

	Net impact of	Net Impact of		Amortization
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income	$(230)	$95	$(51)	$—	$(186)
Less: provisions for losses	65	—	—	—	65

Net interest income after provisions for losses	(295)	95	(51)	—	(251)
Fee income	—	—	—	—	—
Collections revenue	—	—	—	—	—
Other income	403	(106)	—	—	297
Operating expenses	1	—	—	16	17

Total pre-tax “Core Earnings” adjustments to GAAP	$107	$(11)	$(51)	$(16)	29

Income tax expense					11
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$18

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

	Six Months Ended June 30, 2006

			Corporate	Total “Core		Total
(Dollars in millions)	Lending	DMO	and Other	Earnings”	Adjustments(3)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$1,369	$—	$—	$1,369	$(734)	$635
Consolidation Loans	2,142	—	—	2,142	(479)	1,663
Private Education Loans	914	—	—	914	(439)	475
Other loans	47	—	—	47	—	47
Cash and investments	300	—	2	302	(81)	221

Total interest income	4,772	—	2	4,774	(1,733)	3,041
Total interest expense	3,562	11	3	3,576	(1,280)	2,296

Net interest income	1,210	(11)	(1)	1,198	(453)	745
Less: provisions for losses	135	—	—	135	(7)	128

Net interest income after provisions for losses	1,075	(11)	(1)	1,063	(446)	617
Fee income	—	182	60	242	—	242
Collections revenue	—	124	—	124	—	124
Other income	92	—	55	147	907	1,054
Operating expenses(1)	324	175	109	608	32	640

Income before income taxes and minority interest in net earnings of subsidiaries	843	120	5	968	429	1,397
Income tax expense(2)	312	44	2	358	161	519
Minority interest in net earnings of subsidiaries	—	3	—	3	—	3

Net income	$531	$73	$3	$607	$268	$875

(1)	Operating expenses for the Lending, DMO, and Corporate and Other Business segments include $18 million, $5 million, and $9 million, respectively, of stock-based compensation expense due to the implementation of SFAS No. 123(R) in the first quarter of 2006.

(2)	Income taxes are based on a percentage of net income (loss) before tax for the individual reportable segment.

(3)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2006

	Net Impact of	Net Impact of		Amortization
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income	$(438)	$90	$(105)	$—	$(453)
Less: provisions for losses	(7)	—	—	—	(7)

Net interest income after provisions for losses	(431)	90	(105)	—	(446)
Fee income	—	—	—	—	—
Collections revenue	—	—	—	—	—
Other income	871	36	—	—	907
Operating expenses	—	—	—	32	32

Total pre-tax “Core Earnings” adjustments to GAAP	$440	$126	$(105)	$(32)	429

Income tax expense					161
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$268

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

	Six Months Ended June 30, 2005

			Corporate	Total “Core		Total
(Dollars in millions)	Lending	DMO	and Other	Earnings”	Adjustments(3)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$1,092	$—	$—	$1,092	$(663)	$429
Consolidation Loans	1,248	—	—	1,248	(185)	1,063
Private Education Loans	474	—	—	474	(217)	257
Other loans	40	—	—	40	—	40
Cash and investments	156	—	2	158	(42)	116

Total interest income	3,010	—	2	3,012	(1,107)	1,905
Total interest expense	1,991	8	3	2,002	(774)	1,228

Net interest income	1,019	(8)	(1)	1,010	(333)	677
Less: provisions for losses	69	—	—	69	57	126

Net interest income after provisions for losses	950	(8)	(1)	941	(390)	551
Fee income	—	168	58	226	—	226
Collections revenue	—	77	—	77	—	77
Other income	72	—	61	133	450	583
Operating expenses(1)	275	132	114	521	29	550

Income before income taxes and minority interest in net earnings of subsidiaries	747	105	4	856	31	887
Income tax expense(2)	277	39	1	317	46	363
Minority interest in net earnings of subsidiaries	2	2	—	4	—	4

Net income	$468	$64	$3	$535	$(15)	$520

(1)	Income taxes are based on a percentage of net income (loss) before tax for the individual reportable segment.

(2)	In the first quarter of 2006, the Company changed its method for allocating certain overhead and other expenses between its business segments. Balances for the six months ending June 30, 2005 have been updated to reflect the new allocation methodology.

(3)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2005

	Net Impact of	Net Impact of		Amortization
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income	$(458)	$219	$(94)	$—	$(333)
Less: provisions for losses	57	—	—	—	57

Net interest income after provisions for losses	(515)	219	(94)	—	(390)
Fee income	—	—	—	—	—
Collections revenue	—	—	—	—	—
Other income	590	(140)	—	—	450
Operating expenses	—	—	—	29	29

Total pre-tax “Core Earnings” adjustments to GAAP	$75	$79	$(94)	$(29)	31

Income tax expense					46
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$(15)

SLM CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2006 and for the three and six months ended
June 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP
      The adjustments required to reconcile from the Company’s “Core Earnings” results to its GAAP results of operations relate to differing treatments for securitization transactions, derivatives, Floor Income related to the Company’s student loans, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects aggregate adjustments associated with these areas for the three and six months ended June 30, 2006 and 2005.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(Dollars in millions)	2006	2005	2006	2005

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting(1)	$502	$107	$440	$75
Net impact of derivative accounting(2)	165	(11)	126	79
Net impact of Floor Income(3)	(52)	(51)	(105)	(94)
Amortization of acquired intangibles(4)	(18)	(16)	(32)	(29)
Net tax effect(5)	(193)	(11)	(161)	(46)

Total “Core Earnings” adjustments to GAAP	$404	$18	$268	$(15)

(1)	Securitization: Under GAAP, certain securitization transactions in the Company’s Lending operating segment are accounted for as sales of assets. Under the Company’s “Core Earnings” presentation for the Lending operating segment, the Company presents all securitization transactions on a “Core Earnings” basis as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions as well as ongoing “servicing and securitization revenue” presented in accordance with GAAP are excluded from “Core Earnings” net income and replaced by the interest income, provisions for loan losses, and interest expense as they are earned or incurred on the securitization loans. The Company also excludes transactions with its off-balance sheet trusts from “Core Earnings” net income as they are considered intercompany transactions on a “Core Earnings” basis.

(2)	Derivative accounting: “Core Earnings” net income excludes periodic unrealized gains and losses arising primarily in the Company’s Lending operating segment, and to a lesser degree in the Company’s Corporate and Other reportable segment, that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 on derivatives that do not qualify for “hedge treatment” under GAAP. Under the Company’s “Core Earnings” presentation, the Company recognizes the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. “Core Earnings” net income also excludes the gain or loss on equity forward contracts that under SFAS No. 133, are required to be accounted for as derivatives and are marked-to-market through GAAP net income.

(3)	Floor Income: The timing and amount (if any) of Floor Income earned in the Company’s Lending operating segment is uncertain and in excess of expected spreads. Therefore, the Company excludes such income from “Core Earnings” net income when it is not economically hedged. The Company employs derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above in “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges and therefore, under GAAP, are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line on the income statement with no offsetting gain or loss recorded for the economically hedged items. For “Core Earnings” net income, the Company reverses the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and includes the amortization of net premiums received (net of Eurodollar futures contracts’ realized gains or losses) in income.

(4)	Other items: The Company excludes goodwill impairment and amortization of acquired intangibles.

(5)	Such tax effect is based upon the Company’s “Core Earnings” effective tax rate for the year. The net tax effect results primarily from the exclusion of the permanent income tax impact of the equity forward contracts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and six months ended June 30, 2006 and 2005
(Dollars in millions, except per share amounts, unless otherwise noted)
FORWARD-LOOKING AND CAUTIONARY STATEMENTS
      This quarterly report contains forward-looking statements and information that are based on management’s current expectations as of the date of this document. When used in this report, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in these laws and regulations, which may reduce the volume, average term and yields on student loans under the Federal Family Education Loan Program (“FFELP”) or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to SLM Corporation, more commonly known as Sallie Mae, and its subsidiaries (collectively, “the Company”). In addition, a larger than expected increase in third party consolidations of our FFELP loans could materially adversely affect our results of operations. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; incorrect estimates or assumptions by management in connection with the preparation of our consolidated financial statements; changes in the composition of our Managed FFELP and Private Education Loan portfolios; a significant decrease in our common stock price, which may result in counterparties terminating equity forward positions with us, which, in turn, could have a materially dilutive effect on our common stock; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans; losses from loan defaults; changes in prepayment rates and credit spreads; and changes in the demand for debt management services and new laws or changes in existing laws that govern debt management services.
OVERVIEW
      We are the largest source of funding, delivery and servicing support for education loans in the United States. Our primary business is to originate, acquire and hold both federally guaranteed student loans and Private Education Loans, which are not federally guaranteed. The primary source of our earnings is from net interest income earned on those student loans as well as gains on the sales of such loans in securitization transactions. We also earn fees for pre-default and post-default receivables management services on student loans, such that we are engaged in every phase of the student loan life cycle — from originating and servicing student loans to default prevention and ultimately the collection on defaulted student loans. In addition, we provide a wide range of other financial services, processing capabilities and information technology to meet the needs of educational institutions, lenders, students and their families, and guarantee agencies. SLM Corporation, more commonly known as Sallie Mae, is a holding company that operates through a number of subsidiaries and references in this report to the “Company” refer to SLM Corporation and its subsidiaries.
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
      In recent years we have diversified our business through the acquisition of several companies that provide default management and loan collections services, all of which are combined in our Debt Management Operations (“DMO”) business segment. Our capabilities now include a full range of accounts receivable management services to a number of different industries. The DMO business segment has been expanding rapidly such that revenue grew 25 percent in the six months ended June 30, 2006, compared to the same period in 2005, and we now employ approximately 4,000 people in this segment.
      We manage our business through two primary operating segments: the Lending operating segment and the DMO operating segment. Accordingly, the results of operations of the Company’s Lending and DMO segments are presented separately below under “BUSINESS SEGMENTS.” These operating segments are considered reportable segments under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” based on quantitative thresholds applied to the Company’s financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
      A discussion of the Company’s critical accounting policies, which include premiums, discounts and Borrower Benefits, securitization accounting and Retained Interests, provisions for loan losses, derivative accounting and the effects of Consolidation Loan activity on estimates, can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to these policies during the second quarter of 2006.

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three Months		Increase		Six Months		Increase
	Ended June 30,		(Decrease)		Ended June 30,		(Decrease)

	2006	2005	$	%	2006	2005	$	%

Net interest income	$357	$330	$27	8%	$745	$677	$68	10%
Less: provisions for losses	68	79	(11)	(14)	128	126	2	2

Net interest income after provisions for losses	289	251	38	15	617	551	66	12
Gains on student loan securitizations	671	262	409	156	701	312	389	125
Servicing and securitization revenue	83	150	(67)	(45)	182	293	(111)	(38)
Gains (losses) on derivative and hedging activities, net	123	(106)	229	216	36	(140)	176	126
Guarantor servicing fees	33	26	7	27	60	58	2	3
Debt management fees	90	82	8	10	182	168	14	8
Collections revenue	67	42	25	60	124	77	47	61
Other income	67	56	11	20	135	118	17	14
Operating expenses	316	288	28	10	640	550	90	16
Income taxes	382	176	206	117	519	363	156	43
Minority interest in net earnings of subsidiaries	1	2	(1)	(50)	3	4	(1)	(25)

Net income	724	297	427	144	875	520	355	68
Preferred stock dividends	9	4	5	125	17	7	10	143

Net income attributable to common stock	$715	$293	$422	144%	$858	$513	$345	67%

Basic earnings per common share	$1.74	$.70	$1.04	149%	$2.08	$1.22	$.86	70%

Diluted earnings per common share	$1.52	$.66	$.86	130%	$1.96	$1.15	$.81	70%

Dividends per common share	$.25	$.22	$.03	14%	$.47	$.41	$.06	15%

Condensed Balance Sheets

			Increase
			(Decrease)
	June 30,	December 31,
	2006	2005	$	%

Assets
FFELP Stafford and Other Student Loans, net	$21,391	$19,988	$1,403	7%
Consolidation Loans, net	54,055	54,859	(804)	(1)
Private Education Loans, net	6,833	7,757	(924)	(12)
Other loans, net	1,051	1,138	(87)	(8)
Cash and investments	6,204	4,868	1,336	27
Restricted cash and investments	3,489	3,300	189	6
Retained Interest in off-balance sheet securitized loans	3,152	2,406	746	31
Goodwill and acquired intangible assets, net	1,081	1,105	(24)	(2)
Other assets	4,651	3,918	733	19

Total assets	$101,907	$99,339	$2,568	3%

Liabilities and Stockholders’ Equity
Short-term borrowings	$3,801	$3,810	$(9)	—%
Long-term borrowings	90,507	88,119	2,388	3
Other liabilities	3,230	3,609	(379)	(11)

Total liabilities	97,538	95,538	2,000	2

Minority interest in subsidiaries	9	9	—	—
Stockholders’ equity before treasury stock	5,238	4,364	874	20
Common stock held in treasury at cost	878	572	306	53

Total stockholders’ equity	4,360	3,792	568	15

Total liabilities and stockholders’ equity	$101,907	$99,339	$2,568	3%

RESULTS OF OPERATIONS
CONSOLIDATED EARNINGS SUMMARY
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
      For the three months ended June 30, 2006, net income of $724 million ($1.52 diluted earnings per share) was a 144 percent increase from net income of $297 million for the three months ended June 30, 2005. Second quarter 2006 pre-tax income of $1.1 billion was a 133 percent increase from $475 million earned in the second quarter of 2005. The larger percentage increase in year-over-year, after-tax net income versus pre-tax net income is driven by the permanent impact of excluding non-taxable gains and losses on equity forward contracts in the Company’s stock from taxable income. This resulted in a decrease of the effective tax rate from 37 percent in the second quarter of 2005 to 35 percent in the second quarter of 2006. Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we are required to mark the equity forward contracts to market each quarter and recognize the change in their value in income. Conversely, these unrealized gains and losses are not recognized on a tax basis. In the second quarter of 2006, the unrealized gains on our outstanding equity forward contracts were $39 million versus unrealized gains of $10 million in the second quarter of 2005, both of which were caused by an increase in the Company’s stock price over each period.
      There were several factors that contributed to the increase in the pre-tax results of the second quarter of 2006 versus the year-ago quarter, the two largest of which were a $229 million increase in the net gain on derivative and hedging activities, and an increase in securitization gains of $409 million. The increase in net gains and losses on derivative and hedging activities primarily relates to an unrealized gain for the second quarter of 2006 versus an unrealized loss in the year-ago quarter on Floor Income Contracts. The unrealized gain in the second quarter of 2006 was due to rising forward interest rates. In the year-ago quarter, forward interest rates fell resulting in an unrealized loss. Securitization gains in the second quarter of 2006 of $671 million were largely driven by the two Private Education Loan securitizations totaling $4.0 billion of student loans. In the second quarter of 2005, there was only one Private Education Loan securitization totaling $1.5 billion of student loans.
      We incurred impairment losses in the second quarter of 2006 to our Retained Interests in securitizations of $91 million versus $15 million in the year-ago quarter. The 2006 losses were primarily the result of the combined high level of Consolidation Loan activity and the impairment of Embedded Floor Income as a result of higher interest rates. The increase in year-over-year impairment losses was the major driver of the $67 million decrease in servicing and securitization revenue.
      Net interest income increased by $27 million or 8 percent year-over-year due to the 18 percent increase in average interest earning assets, offset by a 15 basis point decrease in the net interest margin. The year-over-year decrease in the net interest margin is due to the build-up in funding in anticipation of record Consolidation Loan activity as borrowers locked in lower rates before the interest rate reset on FFELP Stafford Loans. The net interest margin was also negatively impacted by a 4 basis point decrease in the on-balance sheet student loan spread, which was primarily due to lower Floor Income.
      In the second quarter of 2006, fee and other income and collections revenue totaled $257 million, an increase of 25 percent over the year-ago quarter. This increase was primarily driven by the $25 million or 60 percent increase in collections revenue.
      Our Managed student loan portfolio grew by $13.6 billion, from $116.5 billion at June 30, 2005 to $130.1 billion at June 30, 2006. This growth was fueled by the acquisition of $7.9 billion of student loans, including $1.7 billion in Private Education Loans, in the quarter ended June 30, 2006, versus $7.8 billion acquired in the year-ago quarter, of which $1.3 billion were Private Education Loans. In the quarter ended June 30, 2006, we originated $3.2 billion of student loans through our Preferred Channel, an increase of 14 percent over the $2.8 billion originated in the year-ago quarter.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
      For the six months ended June 30, 2006, our net income increased by 68 percent to $875 million ($1.96 diluted earnings per share) from net income of $520 million ($1.15 diluted earnings per share) in 2005. Pre-tax income for the six months ended June 30, 2006 increased by 57 percent to $1.4 billion versus $887 million in the first six months of 2005. The larger percentage increase in year-over-year net income versus pre-tax income is primarily due to the decrease in the effective tax rate from 41 percent in the six months ended June 30, 2005 to 37 percent in the six months ended June 30, 2006, caused by the decrease in unrealized losses on equity forward contracts as described above. In the six months ended June 30, 2006, we recognized unrealized losses on our outstanding equity forward contracts of $83 million versus unrealized losses of $98 million in the first six months of 2005.
      The increase in pre-tax income is primarily due to a $389 million increase in securitization gains in the six months ended June 30, 2006. The securitization gains in the first half of 2006 were primarily driven by the two second quarter Private Education Loan securitizations referenced above. In the year-ago period, there was only one Private Education Loan securitization that had a pre-tax gain of $231 million or 15 percent of the amount securitized.
      The year-over-year results were negatively impacted by impairments of our Retained Interests in securitizations of $143 million in the first half of 2006 versus $24 million in the first half of 2005. These impairments were the primary reason for the $111 million year-over-year decrease in servicing and securitization revenue.

      The $176 million increase in the gain on derivative and hedging activities primarily relates to unrealized and realized gains and losses on derivatives that do not receive hedge accounting treatment. For the six months ended June 30, 2006, realized losses decreased by $127 million versus the first six months of 2005. The majority of these losses related to net settlements on Floor Income Contracts, which were offset by Floor Income earned on student loans. Unrealized derivative gains are primarily due to the effect of higher forward interest rates on the liability for outstanding Floor Income Contracts. Forward interest rates increased during the first half of both 2006 and 2005; however, during the first half of 2006, the increase in forward interest rates was greater, resulting in greater unrealized gains for the first half of 2006. These gains were partially offset by unrealized losses on basis swaps economically hedging our inflation-indexed debt.
      Our Managed student loan portfolio grew by $13.6 billion, from $116.5 billion at June 30, 2005 to $130.1 billion at June 30, 2006. This growth was fueled by the acquisition of $16.5 billion of student loans, including $3.6 billion in Private Education Loans, in the six months ended June 30, 2006, a 7 percent increase over the $15.3 billion acquired in the year-ago period, of which $2.6 billion were Private Education Loans. In the six months ended June 30, 2006, we originated $10.8 billion of student loans through our Preferred Channel, an increase of 13 percent over the $9.5 billion originated in the year-ago period.
NET INTEREST INCOME
      Net interest income, including interest income and interest expense, is derived primarily from our portfolio of student loans that remain on-balance sheet and to a lesser extent from other loans, cash and investments. The “Taxable Equivalent Net Interest Income” analysis below is designed to facilitate a comparison of non-taxable asset yields to taxable yields on a similar basis. Additional information regarding the return on our student loan portfolio is set forth under “Student Loan Spread — Student Loan Spread Analysis — On-Balance Sheet.” Information regarding the provisions for losses is included in Note 3 to the consolidated financial statements, “Allowance for Student Loan Losses.”

Taxable Equivalent Net Interest Income
      The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

	Three Months
	Ended June 30,		Increase		Six Months		Increase
	2006		(Decrease)		Ended June 30,		(Decrease)

	2006	2005	$	%	2006	2005	$	%

Interest income:
Student loans	$1,412	$920	$492	53%	$2,773	$1,749	$1,024	59%
Other loans	24	20	4	20	47	40	7	18
Cash and investments	125	54	71	131	221	116	105	91
Taxable equivalent adjustment	1	1	—	—	1	2	(1)	(50)

Total taxable equivalent interest income	1,562	995	567	57	3,042	1,907	1,135	60
Interest expense	1,204	664	540	81	2,296	1,228	1,068	87

Taxable equivalent net interest income	$358	$331	$27	8%	$746	$679	$67	10%

Average Balance Sheets
      The following table reflects the rates earned on interest earning assets and paid on interest bearing liabilities for the three and six months ended June 30, 2006 and 2005. This table reflects the net interest margin for the entire Company on a consolidated basis.

	Three Months Ended June 30,

	2006		2005

	Balance	Rate	Balance	Rate

Average Assets
FFELP Stafford and Other Student Loans	$20,562	6.58%	$20,673	4.63%
Consolidation Loans	52,201	6.47	43,531	5.11
Private Education Loans	7,961	11.77	6,376	7.98
Other loans	1,090	8.72	1,051	7.83
Cash and investments	8,867	5.67	5,206	4.24

Total interest earning assets	90,681	6.91%	76,837	5.20%

Non-interest earning assets	8,648		6,627

Total assets	$99,329		$83,464

Average Liabilities and Stockholders’ Equity
Short-term borrowings	$4,393	5.07%	$5,308	3.63%
Long-term borrowings	87,364	5.27	71,673	3.45

Total interest bearing liabilities	91,757	5.26%	76,981	3.46%

Non-interest bearing liabilities	3,501		3,309
Stockholders’ equity	4,071		3,174

Total liabilities and stockholders’ equity	$99,329		$83,464

Net interest margin		1.58%		1.73%

	Six Months Ended June 30,

	2006		2005

	Balance	Rate	Balance	Rate

Average Assets
FFELP Stafford and Other Student Loans	$20,045	6.39%	$19,604	4.42%
Consolidation Loans	53,251	6.30	43,204	4.96
Private Education Loans	8,485	11.29	6,321	8.18
Other loans	1,131	8.42	1,074	7.74
Cash and investments	7,959	5.61	6,473	3.65

Total interest earning assets	90,871	6.75%	76,676	5.02%

Non-interest earning assets	8,307		6,507

Total assets	$99,178		$83,183

Average Liabilities and Stockholders’ Equity
Short-term borrowings	$4,284	4.93%	$4,388	3.59%
Long-term borrowings	87,346	5.06	72,461	3.20

Total interest bearing liabilities	91,630	5.05%	76,849	3.22%

Non-interest bearing liabilities	3,600		3,267
Stockholders’ equity	3,948		3,067

Total liabilities and stockholders’ equity	$99,178		$83,183

Net interest margin		1.65%		1.78%

Rate/ Volume Analysis
      The following rate/volume analysis illustrates the relative contribution of changes in interest rates and asset volumes.

		Increase
		(Decrease)
	Taxable	Attributable to
	Equivalent	Change in
	Increase
	(Decrease)	Rate	Volume

Three months ended June 30, 2006 vs. three months ended June 30, 2005
Taxable equivalent interest income	$567	$386	$181
Interest expense	540	413	127

Taxable equivalent net interest income	$27	$(27)	$54

		Increase
		(Decrease)
	Taxable	Attributable to
	Equivalent	Change in
	Increase
	(Decrease)	Rate	Volume

Six months ended June 30, 2006 vs. six months ended June 30, 2005
Taxable equivalent interest income	$1,135	$761	$374
Interest expense	1,068	834	234

Taxable equivalent net interest income	$67	$(73)	$140

      The decrease in the net interest margin for both the three and six months ended June 30, 2006 versus the year-ago periods is primarily due to fluctuations in the student loan spread as discussed under “Student Loan Spread — Student Loan Spread Analysis — On-Balance Sheet,” and to the build-up of funding in anticipation of record Consolidation Loan activity as at the end of the second quarter, borrowers locked in lower interest rates before the July 1 reset on FFELP Stafford loans.
Student Loans
      For both federally insured and Private Education Loans, we account for premiums paid, discounts received and certain origination costs incurred on the origination and acquisition of student loans in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The unamortized portion of the premiums and discounts is included in the carrying value of the student loan on the consolidated balance sheet. We recognize income on our student loan portfolio based on the expected yield of the student loan after giving effect to the amortization of purchase premiums and the accretion of student loan discounts, as well as interest rate reductions and rebates expected to be earned through Borrower Benefits programs. Discounts on Private Education Loans are deferred and accreted to income over the lives of the student loans. In the table below, this accretion of discounts is netted with the amortization of the premiums.
Student Loan Spread
      An important performance measure closely monitored by management is the student loan spread. The student loan spread is the difference between the income earned on the student loan assets and the interest paid on the debt funding those assets. A number of factors can affect the overall student loan spread such as:

•	the mix of student loans in the portfolio, with Consolidation Loans having the lowest spread and Private Education Loans having the highest spread;

•	the premiums paid, borrower fees charged and capitalized costs incurred to acquire student loans which impact the spread through subsequent amortization;

•	the type and level of Borrower Benefits programs for which the student loans are eligible;

•	the level of Floor Income and, when considering the “Core Earnings” basis student loan spread, the amount of Floor Income-eligible loans that have been hedged through Floor Income Contracts; and

•	funding and hedging costs.
      The student loan spread is highly susceptible to liquidity, funding and interest rate risk. These risks are discussed separately in our 2005 Annual Report on Form 10-K at “LIQUIDITY AND CAPITAL RESOURCES” and in the “RISK FACTORS” discussion.

Student Loan Spread Analysis — On-Balance Sheet
      The following table analyzes the reported earnings from student loans on-balance sheet. For an analysis of our student loan spread for the entire portfolio of Managed student loans on a similar basis to the on-balance sheet analysis, see “LENDING BUSINESS SEGMENT — Student Loan Spread Analysis — ‘Core Earnings’ Basis.”

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

On-Balance Sheet
Student loan yield, before Floor Income	7.92%	5.79%	7.71%	5.68%
Gross Floor Income	.04	.32	.05	.36
Consolidation Loan Rebate Fees	(.67)	(.63)	(.67)	(.65)
Borrower Benefits	(.11)	(.11)	(.11)	(.14)
Premium and discount amortization	(.16)	(.15)	(.14)	(.15)

Student loan net yield	7.02	5.22	6.84	5.10
Student loan cost of funds	(5.27)	(3.43)	(5.05)	(3.19)

Student loan spread	1.75%	1.79%	1.79%	1.91%

Average Balances
On-balance sheet student loans	$80,724	$70,580	$81,781	$69,129

Discussion of Student Loan Spread — Effects of Floor Income and Derivative Accounting
      One of the primary drivers of fluctuations in our on-balance sheet student loan spread is the level of gross Floor Income (Floor Income earned before payments on Floor Income Contracts) earned in the period. For the three months ended June 30, 2006 and 2005, we earned gross Floor Income of $8 million (4 basis points) and $56 million (32 basis points), respectively. The reduction in gross Floor Income is primarily due to the increase in short-term interest rates. We believe that we have economically hedged practically all of the Floor Income through the sale of Floor Income Contracts, under which we receive an upfront fee and agree to pay the counterparty the Floor Income earned on a notional amount of student loans. These contracts do not qualify for hedge accounting treatment and as a result the payments on the Floor Income Contracts are included on the income statement with “gains (losses) on derivative and hedging activities, net” rather than in student loan interest income. Payments on Floor Income Contracts associated with on-balance sheet student loans for the three months ended June 30, 2006 and 2005 totaled $8 million (4 basis points) and $52 million (30 basis points), respectively.
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

Discussion of Student Loan Spread — Effects of Significant Events in the Quarters Presented
      The second quarter 2006 spread includes $10 million or 5 basis points of income associated with non-recurring SAP that we accrued on PLUS loans as a result of program changes required by the Higher Education Reconciliation Act of 2005 (“Reconciliation Legislation”).
      In the second quarters of 2006 and 2005, the increase in premium amortization is largely due to the write-off of unamortized premiums on loans consolidated with third parties. In addition, in the second quarter of 2006, we increased the Constant Prepayment Rate (“CPR”) for our FFELP Stafford loan portfolio in response to the increased rate of loan prepayments occurring through consolidation.
      In the second quarter of 2005, we revised our estimates regarding the qualification for Borrower Benefits which resulted in a reduction of the liability for Borrower Benefits of $7 million or 4 basis points. In addition, in the second quarter of 2005, we reduced student loan interest income by $14 million or 9 basis points to reflect a revision of our estimates pertaining to our non-accrual policy for interest income.
      In both the second quarters of 2006 and 2005, there was an increase in Consolidation Loan activity as FFELP Stafford borrowers locked in lower interest rates by consolidating their loans prior to the July 1 interest rate reset for FFELP Stafford loans. In addition, reconsolidation of Consolidation Loans through the Direct Loan Program continued in the second quarter of 2006 from the backlog of processing applications after the March 31, 2006 prohibition (see “LENDING BUSINESS SEGMENT — Student Loan Activity” for further discussion). This increase in Consolidation Loan activity resulted in an increase in student loan premium write-offs for both FFELP Stafford and Consolidation Loans consolidated with third parties. Loans lost through consolidation benefit the student loan spread to a lesser extent through the write-off of the Borrower Benefits liability associated with these loans. Furthermore, in both the second quarters of 2006 and 2005, we accrued a net write-off to our Borrower Benefits liability for loans whose consolidation applications had been received but not yet processed by June 30th, resulting in a further reduction to Borrower Benefits expense.

Discussion of Student Loan Spread — Other Quarter-over-Quarter Fluctuations
      When compared to the prior year, the 2006 student loan spread benefited from the 25 percent increase in the average balance of Private Education Loans, which now constitutes 10 percent of the total average balance of on-balance sheet student loans versus 9 percent in the prior year. Also, the portfolio of on-balance sheet Private Education Loans in the second quarter of 2006 had higher average spreads than the on-balance sheet Private Education Loans in the second quarter of 2005.

Floor Income
      For on-balance sheet student loans, gross Floor Income is included in student loan income whereas payments on Floor Income Contracts are included in the “gains (losses) on derivative and hedging activities, net” line in other income. The following table summarizes the components of Floor Income from on-balance sheet student loans, net of payments under Floor Income Contracts, for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended

	June 30, 2006			June 30, 2005

	Fixed	Variable		Fixed	Variable
	Borrower	Borrower		Borrower	Borrower
	Rate	Rate	Total	Rate	Rate	Total

Floor Income:
Gross Floor Income	$8	$—	$8	$56	$—	$56
Payments on Floor Income Contracts	(8)	—	(8)	(52)	—	(52)

Net Floor Income	$—	$—	$—	$4	$—	$4

Net Floor Income in basis points	—	—	—	2	—	2

	Six Months Ended

	June 30, 2006			June 30, 2005

	Fixed	Variable		Fixed	Variable
	Borrower	Borrower		Borrower	Borrower
	Rate	Rate	Total	Rate	Rate	Total

Floor Income:
Gross Floor Income	$22	$—	$22	$122	$—	$122
Payments on Floor Income Contracts	(22)	—	(22)	(112)	—	(112)

Net Floor Income	$—	$—	$—	$10	$—	$10

Net Floor Income in basis points	—	—	—	3	—	3

      The decrease in Floor Income for the three months ended June 30, 2006 versus the same period in 2005 is due to an increase in short-term interest rates.
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
FEDERAL AND STATE TAXES
      The Company is subject to federal and state income taxes. Our effective tax rate for the three months ended June 30, 2006 was 35 percent versus 37 percent for the three months ended June 30, 2005 and for the six months ended June 30, 2006 was 37 percent versus 41 percent for the six months ended June 30, 2005. The effective tax rate reflects the permanent impact of the exclusion of the gains or losses on equity forward contracts recognized under SFAS No. 150.
BUSINESS SEGMENTS
      The results of operations of the Company’s Lending and Debt Management Operations (“DMO”) operating segments are presented below. These defined business segments operate in distinct business environments and are considered reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” based on quantitative thresholds applied to the Company’s financial statements. In addition, we provide other complementary products and services, including guarantor and student loan servicing, through smaller operating segments that do not meet such thresholds and are aggregated in the Corporate and Other reportable segment for financial reporting purposes.

      The management reporting process measures the performance of the Company’s operating segments based on the management structure of the Company as well as the methodology used by management to evaluate performance and allocate resources. In accordance with the Rules and Regulations of the Securities and Exchange Commission (“SEC”), we prepare financial statements in accordance with GAAP. In addition to evaluating the Company’s GAAP-based financial information, management, including the Company’s chief operation decision maker, evaluates the performance of the Company’s operating segments based on their profitability on a basis that, as allowed under SFAS No. 131, differs from GAAP. We refer to management’s basis of evaluating our segment results as “Core Earnings” presentations for each business segment and we refer to these performance measures in our presentations with credit rating agencies and lenders. Accordingly, information regarding the Company’s reportable segments is provided herein based on “Core Earnings,” which are discussed in detail below.
      Our “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. “Core Earnings” net income reflects only current period adjustments to GAAP net income as described below. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting and as a result, our management reporting is not necessarily comparable with similar information for any other financial institution. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. Intersegment revenues and expenses are netted within the appropriate financial statement line items consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.
      “Core Earnings” are the primary financial performance measures used by management to develop the Company’s financial plans, track results, and establish corporate performance targets and incentive compensation. While “Core Earnings” are not a substitute for reported results under GAAP, the Company relies on “Core Earnings” in operating its business because “Core Earnings” permit management to make meaningful period-to-period comparisons of the operational and performance indicators that are most closely assessed by management. Management believes this information provides additional insight into the financial performance of the core business activities of our operating segments. Accordingly, the tables presented below reflect “Core Earnings” which is reviewed and utilized by management to manage the business for each of the Company’s reportable segments. A further discussion regarding “Core Earnings” is included under “Limitations of ‘Core Earnings”’ and “Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment.”
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

	Three Months Ended
	June 30, 2006

			Corporate
	Lending	DMO	and Other

Interest income:
FFELP Stafford and Other Student Loans	$719	$—	$—
Consolidation Loans	1,114	—	—
Private Education Loans	485	—	—
Other loans	24	—	—
Cash and investments	170	—	1

Total interest income	2,512	—	1
Total interest expense	1,904	5	1

Net interest income	608	(5)	—
Less: provisions for losses	60	—	—

Net interest income after provisions for losses	548	(5)	—
Fee income	—	90	33
Collections revenue	—	67	—
Other income	51	—	24
Operating expenses(1)	163	85	50

Income before income taxes and minority interest in net earnings of subsidiaries	436	67	7
Income tax expense(2)	161	26	2
Minority interest in net earnings of subsidiaries	—	1	—

“Core Earnings” net income	$275	$40	$5

(1)	Operating expenses for the Lending, DMO, and Corporate and Other business segments include $8 million, $2 million, and $4 million, respectively, of stock-based compensation expense due to the implementation of SFAS No. 123(R) in the first quarter of 2006.

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended
	June 30, 2005

			Corporate
	Lending	DMO	and Other

Interest income:
FFELP Stafford and Other Student Loans	$582	$—	$—
Consolidation Loans	667	—	—
Private Education Loans	247	—	—
Other loans	20	—	—
Cash and investments	77	—	1

Total interest income	1,593	—	1
Total interest expense	1,073	4	1

Net interest income	520	(4)	—
Less: provisions for losses	14	—	—

Net interest income after provisions for losses	506	(4)	—
Fee income	—	82	26
Collections revenue	—	42	—
Other income	36	—	29
Operating expenses(1)	141	67	63

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	401	53	(8)
Income tax expense (benefit)(2)	148	20	(3)
Minority interest in net earnings of subsidiaries	1	1	—

“Core Earnings” net income (loss)	$252	$32	$(5)

(1)	In the first quarter of 2006, the Company changed its method for allocating certain overhead and other expenses between our business segments. Balances for the three months ending June 30, 2005 have been updated to reflect the new allocation methodology.

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended
	June 30, 2006

			Corporate
	Lending	DMO	and Other

Interest income:
FFELP Stafford and Other Student Loans	$1,369	$—	$—
Consolidation Loans	2,142	—	—
Private Education Loans	914	—	—
Other loans	47	—	—
Cash and investments	300	—	2

Total interest income	4,772	—	2
Total interest expense	3,562	11	3

Net interest income	1,210	(11)	(1)
Less: provisions for losses	135	—	—

Net interest income after provisions for losses	1,075	(11)	(1)
Fee income	—	182	60
Collections revenue	—	124	—
Other income	92	—	55
Operating expenses(1)	324	175	109

Income before income taxes and minority interest in net earnings of subsidiaries	843	120	5
Income tax expense(2)	312	44	2
Minority interest in net earnings of subsidiaries	—	3	—

“Core Earnings” net income	$531	$73	$3

(1)	Operating expenses for the Lending, DMO, and Corporate and Other business segments include $18 million, $5 million, and $9 million, respectively, of stock-based compensation expense due to the implementation of SFAS No. 123(R) in the first quarter of 2006.

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended
	June 30, 2005

			Corporate
	Lending	DMO	and Other

Interest income:
FFELP Stafford and Other Student Loans	$1,092	$—	$—
Consolidation Loans	1,248	—	—
Private Education Loans	474	—	—
Other loans	40	—	—
Cash and investments	156	—	2

Total interest income	3,010	—	2
Total interest expense	1,991	8	3

Net interest income	1,019	(8)	(1)
Less: provisions for losses	69	—	—

Net interest income after provisions for losses	950	(8)	(1)
Fee income	—	168	58
Collections revenue	—	77	—
Other income	72	—	61
Operating expenses(1)	275	132	114

Income before income taxes and minority interest in net earnings of subsidiaries	747	105	4
Income tax expense(2)	277	39	1
Minority interest in net earnings of subsidiaries	2	2	—

“Core Earnings” net income	$468	$64	$3

(1)	In the first quarter of 2006, the Company changed its method for allocating certain overhead and other expenses between our business segments. Balances for the six months ending June 30, 2005 have been updated to reflect the new allocation methodology.

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.
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
      Other limitations arise from the specific adjustments that management makes to GAAP results to derive “Core Earnings” results. For example, in reversing the unrealized gains and losses that result from SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on derivatives that do not qualify for “hedge treatment,” as well as on derivatives that do qualify but are in part ineffective because they are not perfect hedges, we focus on the long-term economic effectiveness of those instruments relative to the underlying hedged item and isolate the effects of interest rate volatility, changing credit spreads and changes in our stock price on the fair value of such instruments during the period. Under GAAP, the effects of these factors on the fair value of the derivative instruments (but not on the underlying hedged item) tend to show more volatility in the short term. While our presentation of our results on a “Core Earnings” basis provides important information regarding the performance of our Managed portfolio, a limitation of this presentation is that we are presenting the ongoing spread income on loans that have been sold to a trust managed by us. While we believe that our “Core Earnings” presentation presents the economic substance of our Managed loan portfolio, it understates earnings volatility from securitization gains. Our “Core Earnings” results exclude certain Floor Income, which is real cash income, from our reported results and therefore may understate earnings in certain periods. Management’s financial planning and valuation of operating results, however, does not take into account Floor Income because of its inherent uncertainty, except when it is economically hedged through Floor Income Contracts.

Pre-tax differences between “Core Earnings” and GAAP by Business Segment
      Our “Core Earnings” are the primary financial performance measures used by management to evaluate performance and to allocate resources. Accordingly, financial information is reported to management on a “Core Earnings” basis by reportable segment, as these are the measures used regularly by our chief operating decision maker. Our “Core Earnings” are used in developing our financial plans and tracking results, and also in establishing corporate performance targets and determining incentive compensation. Management believes this information provides additional insight into the financial performance of the Company’s core business activities. “Core Earnings” net income reflects only current period adjustments to GAAP net income, as described in the more detailed discussion of the differences between “Core Earnings” and GAAP that follows, which includes further detail on each specific adjustment required to reconcile our “Core Earnings” segment presentation to our GAAP earnings.

	Three Months Ended June 30,

	2006			2005

			Corporate			Corporate
	Lending	DMO	and Other	Lending	DMO	and Other

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting	$502	$—	$—	$107	$—	$—
Net impact of derivative accounting	126	—	39	(21)	—	10
Net impact of Floor Income	(52)	—	—	(51)	—	—
Amortization of acquired intangibles	(13)	(4)	(1)	(12)	(3)	(1)

Total “Core Earnings” adjustments to GAAP	$563	$(4)	$38	$23	$(3)	$9

	Six Months Ended June 30,

	2006			2005

			Corporate			Corporate
	Lending	DMO	and Other	Lending	DMO	and Other

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting	$440	$—	$—	$75	$—	$—
Net impact of derivative accounting	209	—	(83)	177	—	(98)
Net impact of Floor Income	(105)	—	—	(94)	—	—
Amortization of acquired intangibles	(22)	(8)	(2)	(21)	(5)	(3)

Total “Core Earnings” adjustments to GAAP	$522	$(8)	$(85)	$137	$(5)	$(101)

      1) Securitization: Under GAAP, certain securitization transactions in our Lending operating segment are accounted for as sales of assets. Under the Company’s “Core Earnings” presentation for the Lending operating segment, we present all securitization transactions on a “Core Earnings” basis as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions as well as ongoing “servicing and securitization revenue” presented in accordance with GAAP are excluded from “Core Earnings” net income and replaced by the interest income, provisions for loan losses, and interest expense as they are earned or incurred on the securitization loans. We also exclude transactions with our off-balance sheet trusts from “Core Earnings” net income as they are considered intercompany transactions on a “Core Earnings” basis.
      The following table summarizes the securitization adjustments in our Lending operating segment for the three and six months ended June 30, 2006 and 2005.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

“Core Earnings” securitization adjustments:
Net interest income on securitized loans, after provisions for losses	$(242)	$(295)	$(430)	$(515)
Gains on student loan securitizations	671	262	701	312
Servicing and securitization revenue	83	150	182	293
Intercompany transactions with off-balance sheet trusts	(10)	(10)	(13)	(15)

Total “Core Earnings” securitization adjustments	$502	$107	$440	$75

      2) Derivative Accounting: “Core Earnings” net income excludes periodic unrealized gains and losses arising primarily in our Lending operating segment, and to a lesser degree in our Corporate and Other reportable segment, that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 on derivatives that do not qualify for “hedge treatment” under GAAP. Under the Company’s “Core Earnings” presentation, we recognize the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. “Core Earnings” also excludes the gain or loss on equity forward contracts that under SFAS No. 133, are required to be accounted for as derivatives and are marked-to-market through earnings.
      SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria, as specified by SFAS No. 133, are met. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. However, some of our derivatives, primarily Floor Income Contracts, certain Eurodollar futures contracts and certain basis swaps and equity forward contracts (discussed in detail below), do not qualify for “hedge treatment” as defined by SFAS No. 133, and the stand-alone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item. The gains and losses described in “gains (losses) on derivative and hedging activities, net” are primarily caused by interest rate volatility, changing credit spreads and changes in our stock price during the period as well as the volume and term of derivatives not receiving hedge treatment.
      Our Floor Income Contracts are written options that must meet more stringent requirements than other hedging relationships to achieve hedge effectiveness under SFAS No. 133. Specifically, our Floor Income Contracts do not qualify for hedge accounting treatment because the paydown of principal of the student loans with the embedded Floor Income does not exactly match the change in the notional amount of our written Floor Income Contracts. Under SFAS No. 133, the upfront payment is deemed a liability and changes in fair value are recorded through income throughout the life of the contract. The change in the value of Floor Income Contracts is primarily caused by changing interest rates that cause the amount of Floor Income earned on the underlying student loans and paid to the counterparties to vary. This is economically offset by the change in value of the student loan portfolio, including our Retained Interests, earning Floor Income but that offsetting change in value is not recognized under SFAS No. 133. We believe the Floor Income Contracts are economic hedges because they effectively fix the amount of Floor Income earned over the contract period, thus eliminating the timing and uncertainty that changes in interest rates can have on Floor Income for that period. Prior to SFAS No. 133, we accounted for Floor Income Contracts as hedges and amortized the upfront cash compensation ratably over the lives of the contracts.
      Basis swaps are used to convert floating rate debt from one interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to change the index of our floating rate debt to better match the cash flows of our student loan assets that are primarily indexed to a commercial paper, Prime or Treasury bill index. SFAS No. 133 requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk, however they do not meet this effectiveness test because our FFELP student loans can earn at either a variable or a fixed interest rate depending on market interest rates. We also have basis swaps that do not meet the SFAS No. 133 effectiveness test that economically hedge off-balance sheet instruments. As a result, under GAAP these swaps are recorded at fair value with changes in fair value reflected in the income statement.
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
      The table below quantifies the adjustments for derivative accounting under SFAS No. 133 on our net income for the three and six months ended June 30, 2006 and 2005 when compared with the accounting principles employed in all years prior to the SFAS No. 133 implementation.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net included in other income(1)	$123	$(106)	$36	$(140)
Less: Realized losses on derivative and hedging activities, net(1)	41	94	89	216

Unrealized gains (losses) on derivative and hedging activities, net(1)	164	(12)	125	76
Other pre-SFAS No. 133 accounting adjustments	1	1	1	3

Total net impact of SFAS No. 133 derivative accounting	$165	$(11)	$126	$79

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of both the realized and unrealized losses on derivative and hedging activities.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities
      SFAS No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. The table below summarizes the realized losses on derivative and hedging activities, and where they are reclassified to on a “Core Earnings” basis for the three and six months ended June 30, 2006 and 2005.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

Reclassification of realized losses on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(12)	$(77)	$(33)	$(165)
Net settlement expense on interest rate swaps reclassified to net interest income	(29)	(17)	(56)	(46)
Net realized losses on closed Eurodollar futures contracts and terminated derivative contracts reclassified to other income	—	—	—	(5)

Total reclassifications of realized losses on derivative and hedging activities	(41)	(94)	(89)	(216)
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	164	(12)	125	76

Gains (losses) on derivative and hedging activities, net	$123	$(106)	$36	$(140)

(1)	“Unrealized gains (losses) on derivative and hedging activities, net” is comprised of the following unrealized mark-to-market gains (losses):

	Three
	Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

Floor Income Contracts	$88	$(146)	$232	$122
Equity forward contracts	39	10	(83)	(98)
Basis swaps	14	127	(68)	67
Other	23	(3)	44	(15)

Total unrealized gains (losses) on derivative and hedging activities, net	$164	$(12)	$125	$76

      3) Floor Income: The timing and amount (if any) of Floor Income earned in our Lending operating segment is uncertain and in excess of expected spreads. Therefore, we exclude such income from “Core Earnings” net income when it is not economically hedged. We employ derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above in “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges and therefore, under GAAP, they are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line on the income statement with no offsetting gain or loss recorded for the economically hedged items. For “Core Earnings” net income, we reverse the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and include the amortization of net premiums received (net of Eurodollar futures contracts’ realized gains or losses) in income.

      The following table summarizes the Floor Income adjustments in our Lending operating segment for the three and six months ended June 30, 2006 and 2005.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

“Core Earnings” Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$—	$6	$—	$17
Amortization of net premiums on Floor Income Contracts and futures in net interest income	(52)	(57)	(105)	(111)

Total “Core Earnings” Floor Income adjustments	$(52)	$(51)	$(105)	$(94)

      4) Other Items: We exclude goodwill impairment and amortization of acquired intangibles. These amounts totaled $18 million and $16 million, respectively, for the three months ended June 30, 2006 and 2005, and $32 million and $29 million, respectively, for the six months ended June 30, 2006 and 2005.
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

      The following table summarizes the “Core Earnings” results of operations for our Lending business segment.

			%			%
			Increase			Increase
	Three Months		(Decrease)	Six Months		(Decrease)
	Ended June 30,			Ended June 30,
			2006 vs.			2006 vs.
	2006	2005	2005	2006	2005	2005

“Core Earnings” interest income:
FFELP and Other Student Loans	$719	$582	24%	$1,369	$1,092	25%
Consolidation loans	1,114	667	67	2,142	1,248	72
Private Education Loans	485	247	96	914	474	93
Other loans	24	20	20	47	40	18
Cash and investments	170	77	121	300	156	92

Total “Core Earnings” interest income	2,512	1,593	58	4,772	3,010	59
Total “Core Earnings” interest expense	1,904	1,073	77	3,562	1,991	79

Net “Core Earnings” interest income	608	520	17	1,210	1,019	19
Less: provisions for losses	60	14	329	135	69	96

Net “Core Earnings” interest income after provisions for losses	548	506	8	1,075	950	13
Other income	51	36	42	92	72	28
Operating expenses(1)(2)	163	141	16	324	275	18

Income before income taxes and minority interest in net earnings of subsidiaries	436	401	9	843	747	13
Income taxes	161	148	9	312	277	13

Income before minority interest in net earnings of subsidiaries	275	253	9	531	470	13
Minority interest in net earnings of subsidiaries	—	1	(100)	—	2	(100)

“Core Earnings” net income	$275	$252	9%	$531	$468	13%

(1)	The three and six months ended June 30, 2006 operating expenses for the Lending segment include $8 million and $18 million, respectively, of stock-based compensation expense due to the implementation of SFAS No. 123(R) in the first quarter of 2006.

(2)	In the first quarter of 2006, the Company changed its method for allocating certain overhead and other expenses between our business segments. Balances for the three and six months ending June 30, 2005 have been updated to reflect the new allocation methodology.

Summary of our Managed Student Loan Portfolio
      The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

Ending Balances (net of allowance for loan losses):

	June 30, 2006

	FFELP			Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$7,469	$—	$7,469	$2,487	$9,956
Grace and repayment	13,512	53,264	66,776	4,894	71,670

Total on-balance sheet, gross	20,981	53,264	74,245	7,381	81,626
On-balance sheet unamortized premium/(discount)	417	801	1,218	(296)	922
On-balance sheet allowance for losses	(7)	(10)	(17)	(252)	(269)

Total on-balance sheet, net	21,391	54,055	75,446	6,833	82,279

Off-balance sheet:
In-school	2,812	—	2,812	3,954	6,766
Grace and repayment	17,412	14,746	32,158	8,602	40,760

Total off-balance sheet, gross	20,224	14,746	34,970	12,556	47,526
Off-balance sheet unamortized premium/(discount)	323	397	720	(274)	446
Off-balance sheet allowance for losses	(12)	(3)	(15)	(92)	(107)

Total off-balance sheet, net	20,535	15,140	35,675	12,190	47,865

Total Managed	$41,926	$69,195	$111,121	$19,023	$130,144

% of on-balance sheet FFELP	28%	72%	100%
% of Managed FFELP	38%	62%	100%
% of total	32%	53%	85%	15%	100%

	December 31, 2005

	FFELP			Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$6,910	$—	$6,910	$3,432	$10,342
Grace and repayment	12,705	54,033	66,738	4,834	71,572

Total on-balance sheet, gross	19,615	54,033	73,648	8,266	81,914
On-balance sheet unamortized premium/(discount)	379	835	1,214	(305)	909
On-balance sheet allowance for losses	(6)	(9)	(15)	(204)	(219)

Total on-balance sheet, net	19,988	54,859	74,847	7,757	82,604

Off-balance sheet:
In-school	2,962	—	2,962	2,540	5,502
Grace and repayment	17,410	10,272	27,682	6,406	34,088

Total off-balance sheet, gross	20,372	10,272	30,644	8,946	39,590
Off-balance sheet unamortized premium/(discount)	306	305	611	(188)	423
Off-balance sheet allowance for losses	(8)	(2)	(10)	(78)	(88)

Total off-balance sheet, net	20,670	10,575	31,245	8,680	39,925

Total Managed	$40,658	$65,434	$106,092	$16,437	$122,529

% of on-balance sheet FFELP	27%	73%	100%
% of Managed FFELP	38%	62%	100%
% of total	33%	54%	87%	13%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Average Balances:

	Quarter Ended June 30, 2006

	FFELP			Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$20,562	$52,201	$72,763	$7,961	$80,724
Off-balance sheet	22,065	14,881	36,946	10,770	47,716

Total Managed	$42,627	$67,082	$109,709	$18,731	$128,440

% of on-balance sheet FFELP	28%	72%	100%
% of Managed FFELP	39%	61%	100%
% of Total	33%	52%	85%	15%	100%

	Quarter Ended June 30, 2005

	FFELP			Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$20,673	$43,531	$64,204	$6,376	$70,580
Off-balance sheet	26,912	9,819	36,731	7,060	43,791

Total Managed	$47,585	$53,350	$100,935	$13,436	$114,371

% of on-balance sheet FFELP	32%	68%	100%
% of Managed FFELP	47%	53%	100%
% of Total	41%	47%	88%	12%	100%

	Six Months Ended June 30, 2006

	FFELP			Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$20,045	$53,251	$73,296	$8,485	$81,781
Off-balance sheet	21,926	13,267	35,193	9,716	44,909

Total Managed	$41,971	$66,518	$108,489	$18,201	$126,690

% of on-balance sheet FFELP	27%	73%	100%
% of Managed FFELP	39%	61%	100%
% of Total	33%	53%	86%	14%	100%

	Six Months Ended June 30, 2005

	FFELP			Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet	$19,603	$43,205	$62,808	$6,321	$69,129
Off-balance sheet	27,578	8,661	36,239	6,607	42,846

Total Managed	$47,181	$51,866	$99,047	$12,928	$111,975

% of on-balance sheet FFELP	31%	69%	100%
% of Managed FFELP	48%	52%	100%
% of Total	42%	46%	88%	12%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Student Loan Spread Analysis — “Core Earnings” Basis
      The following table analyzes the earnings from our portfolio of Managed student loans on a “Core Earnings” basis (see “BUSINESS SEGMENTS — Pre-tax differences between ‘Core Earnings’ and GAAP by Business Segment”). The “Core Earnings” Basis Student Loan Spread Analysis presentation and certain components used in the calculation differ from the On-Balance Sheet Student Loan Spread Analysis presentation. The “Core Earnings” basis presentation, when compared to our on-balance sheet presentation, is different in that it:

•	includes the net interest margin related to our off-balance sheet student loan securitization trusts. This includes any related fees or costs such as the Consolidation Loan Rebate Fees, premium/discount amortization and Borrower Benefits yield adjustments;

•	includes the reclassification of certain derivative net settlement amounts. The net settlements on certain derivatives that do not qualify as SFAS No. 133 hedges and are recorded as part of the unrealized gain on derivative and hedging activities for GAAP purposes are reclassified to the line item on the income statement that such derivative is economically hedging for the “Core Earnings” basis presentation. For our “Core Earnings” basis student loan spread, this would primarily include: (a) reclassifying the net settlement amounts related to our written Floor Income Contracts to student loan interest income and (b) reclassifying the net settlement amounts related to certain of our basis swaps to debt interest expense;

•	excludes unhedged Floor Income earned on the Managed student loan portfolio; and

•	includes the amortization of upfront payments on Floor Income Contracts in student loan income that we believe are economically hedging the Floor Income.
      As discussed above, these differences result in the “Core Earnings” basis student loan spread not being a GAAP-basis presentation. Management relies on this measure to manage our Lending business segment. Specifically, management uses the “Core Earnings” basis student loan spread to evaluate the overall economic effect that certain factors have on all student loans either on- or off-balance sheet. These factors include the overall mix of student loans in our portfolio, acquisition costs, Borrower Benefits program costs, Floor Income and funding and hedging costs. Management believes that it is important to evaluate all of these factors on a “Core Earnings” basis to gain additional information about the economic effect of these factors on all student loans under management. Management believes that this additional information assists us in making strategic decisions about the Company’s business model for the Lending business segment, including among other factors, how we acquire or originate student loans, how we fund acquisitions and originations, what Borrower Benefits we offer and what type of loans we purchase or originate. While management believes that the “Core Earnings” basis student loan spread is an important tool for evaluating the Company’s performance for the reasons described above, it is subject to certain general and specific limitations that investors should carefully consider. See “BUSINESS SEGMENTS —

Limitations of ‘Core Earnings.”’ One specific limitation is that the “Core Earnings” basis student loan spread includes the spread on loans that we have sold to securitization trusts.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

“Core earnings” basis student loan yield	8.04%	5.92%	7.82%	5.79%
Consolidation Loan Rebate Fees	(.54)	(.48)	(.54)	(.48)
Borrower Benefits	(.07)	(.04)	(.07)	(.07)
Premium and discount amortization	(.19)	(.16)	(.17)	(.17)

“Core earnings” basis student loan net yield	7.24	5.24	7.04	5.07
“Core earnings” basis student loan cost of funds	(5.38)	(3.50)	(5.18)	(3.30)

“Core earnings” basis student loan spread	1.86%	1.74%	1.86%	1.77%

Average Balances
On-balance sheet student loans	$80,724	$70,580	$81,781	$69,129
Off-balance sheet student loans	47,716	43,791	44,909	42,846

Managed student loans	$128,440	$114,371	$126,690	$111,975

Discussion of “Core Earnings” Basis Student Loan Spread — Effects of Significant Events in the Quarters Presented
      The second quarter 2006 spread includes $18 million or 6 basis points of income associated with non-recurring SAP that we accrued on PLUS loans in connection with the Higher Education Reconciliation Act of 2005.
      In the second quarters of 2006 and 2005, the increase in premium amortization is largely due to the write-off of unamortized premiums on loans consolidated with third parties. In addition, in the second quarter of 2006, we increased the CPR for our FFELP Stafford loan portfolio in response to the increased rate of loan prepayments occurring through consolidation. In the second quarter of 2005, we revised our estimates regarding the qualification for Borrower Benefits which resulted in a reduction of the liability for Borrower Benefits of $13 million or 5 basis points.
      In the second quarter of 2005, we reduced student loan interest income by $16 million or 6 basis points to reflect a revision of our estimates pertaining to our non-accrual policy for interest income.
      In both the second quarters of 2006 and 2005, there was an increase in Consolidation Loan activity as FFELP Stafford borrowers locked in lower interest rates by consolidating their loans prior to the July 1 interest rate reset for FFELP Stafford loans. In addition, reconsolidation of Consolidation Loans through the Direct Loan Program continued in the second quarter of 2006 from the backlog of processing applications after the March 31, 2006 prohibition (see “LENDING BUSINESS SEGMENT — Student Loan Activity” for further discussion). The increase in consolidations resulted in an increase in student loan premium write-offs for both FFELP Stafford and Consolidation Loans consolidated with third parties in the second quarter. Loans lost through consolidation benefit the student loan spread to a lesser extent through the write-off of the Borrower Benefits liability associated with these loans. Furthermore, in both the second quarters of 2006 and 2005, we accrued a net write-off to our Borrower Benefits liability for loans whose consolidation applications had been received but not yet processed by June 30th, resulting in reductions to Borrower Benefits expense.

Discussion of “Core Earnings” Basis Student Loan Spread — Other Quarter-over Quarter Fluctuations
      The average balance of Managed Private Education Loans now represents 15 percent of the average Managed student loan portfolio, up from 12 percent in the second quarter of 2005. Private Education Loans are subject to credit risk and therefore earn higher “Core Earnings” basis student loan spreads, which averaged 5.07 percent and 4.57 percent for the three months ended June 30, 2006 and 2005, respectively, for the Managed Private Education Loan portfolio, excluding the effect of non-recurring items. The “Core Earnings” basis student loan spread for the Managed guaranteed student loan portfolio was 1.24 percent and 1.38 percent for the three months ended June 30, 2006 and 2005, respectively, excluding the effect of non-recurring items.

Floor Income — Managed Basis
      The following table analyzes the ability of the FFELP student loans in our Managed student loan portfolio to earn Floor Income after June 30, 2006 and 2005.

	June 30, 2006			June 30, 2005

	Fixed	Variable		Fixed	Variable
	Borrower	Borrower		Borrower	Borrower
	Rate	Rate	Total	Rate	Rate	Total

(Dollars in billions)
Student loans eligible to earn Floor Income:
On-balance sheet student loans	$52.5	$19.7	$72.2	$43.3	$16.8	$60.1
Off-balance sheet student loans	14.7	19.8	34.5	10.9	22.5	33.4

Managed student loans eligible to earn Floor Income	67.2	39.5	106.7	54.2	39.3	93.5
Less: notional amount of Floor Income Contracts	(24.5)	—	(24.5)	(26.2)	—	(26.2)

Net Managed student loans eligible to earn Floor Income	$42.7	$39.5	$82.2	$28.0	$39.3	$67.3

Net Managed student loans earning Floor Income	$—	$—	$—	$1.8	$—	$1.8

      The reconsolidation of Consolidation Loans has had an unanticipated impact on Consolidation Loans underlying Floor Income Contracts. The Floor Income Contracts are economically hedging the fixed borrower interest rate earned on Consolidation Loans. Generally, Consolidation Loans are eligible to earn Floor Income, and over time we have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of Consolidation Loans. The balance of the Floor Income Contracts did not anticipate the reconsolidation of Consolidation Loans and as a consequence, higher rate Consolidation Loans that underlie certain contracts have been reconsolidated. As a result, as of June 30, 2006, the notional amount of Floor Income Contracts roughly equals the outstanding balance of the Consolidation Loans that the Floor Income Contracts were hedging. Recently passed legislation discontinues reconsolidation June 30, 2006, and, on March 17, 2006, ED issued a “Dear Colleague” letter that prohibits the reconsolidation of Consolidation Loans through the Direct Lending program unless the borrower applied for a Direct Loan consolidation by March 31, 2006. Since we were close to parity between the floor eligible loans and Floor Income Contracts at March 31, 2006, the processing of the backlog of reconsolidation applications in the second quarter has resulted in the balance of Floor Income Contracts for certain strikes exceeding the balance of the loans for those strikes on an immaterial notional value of those contracts, leaving us in a slightly oversold position. As of June 30, 2006, we have substantially processed the backlog of reconsolidation applications so we do not anticipate a material increase in our oversold position going forward.

      The following table presents a projection of the average Managed balance of Consolidation Loans whose Fixed Rate Floor Income has already been economically hedged through Floor Income Contracts for the period July 1, 2006 to June 30, 2010. These loans are both on- and off-balance sheet and the related hedges do not qualify under SFAS No. 133 accounting as effective hedges.

	July 1, 2006 to
	December 31, 2006	2007	2008	2009	2010

(Dollars in billions)
Average balance of Consolidation Loans whose Floor Income is economically hedged (Managed Basis)	$25	$16	$15	$10	$2

Private Education Loans
      All Private Education Loans are initially acquired on-balance sheet. When we securitize Private Education Loans, we no longer own the loans and they are accounted for off-balance sheet. For our Managed presentation in the table below, we reduce the on-balance sheet allowance for amounts previously provided and then provide for these loans in the off-balance sheet section with the total of both on and off-balance sheet residing in the Managed presentation.
      When Private Education Loans in the majority of our securitized trusts become 180 days delinquent, we typically exercise our contingent call option to repurchase these loans at par value out of the trust and record a loss for the difference in the par value paid and the fair market value of the loan at the time of purchase. If these loans reach the 212-day delinquency, a charge-off for the remaining balance of the loan is triggered. On a Managed Basis, the losses recorded under GAAP for loans repurchased at day 180 are reversed and the full amount is charged off at day 212.
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

      The following table summarizes changes in the allowance for Private Education Loan losses for the three and six months ended June 30, 2006 and 2005.

	Activity in Allowance for Private Education Loan Losses

	On-Balance Sheet		Off-Balance Sheet		Managed Basis

	Three Months Ended		Three Months Ended		Three Months Ended

	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005	2006	2005

Allowance at beginning of period	$232	$191	$91	$150	$323	$341
Provision for Private Education Loan losses	62	36	(7)	(4)	55	32
Change in estimate	—	40	—	(60)	—	(20)

Total provision	62	76	(7)	(64)	55	12
Charge-offs	(36)	(38)	(4)	(1)	(40)	(39)
Recoveries	6	5	—	—	6	5

Net charge-offs	(30)	(33)	(4)	(1)	(34)	(34)

Balance before securitization of Private Education Loans	264	234	80	85	344	319
Reduction for securitization of Private Education Loans	(12)	(6)	12	6	—	—

Allowance at end of period	$252	$228	$92	$91	$344	$319

Net charge-offs as a percentage of average loans in repayment (annualized)	3.13%	4.33%	.32%	.13%	1.52%	2.04%
Allowance as a percentage of the ending total loan balance	3.55%	3.61%	.75%	1.21%	1.78%	2.31%
Allowance as a percentage of ending loans in repayment	6.66%	7.41%	1.61%	2.32%	3.62%	4.56%
Average coverage of net charge-offs (annualized)	2.09	1.73	5.63	19.64	2.52	2.34
Average total loans	$7,961	$6,376	$10,770	$7,060	$18,731	$13,436
Ending total loans	$7,085	$6,325	$12,282	$7,493	$19,367	$13,818
Average loans in repayment	$3,838	$3,042	$5,163	$3,655	$9,001	$6,697
Ending loans in repayment	$3,777	$3,078	$5,731	$3,926	$9,508	$7,004
      In general the provision for loans can fluctuate quarter to quarter due to the seasonality of loans entering repayment. The majority of loans typically enter repayment in the second and fourth quarters. This increase in loans entering repayment often leads to a near-term increase in early-stage delinquencies, or forbearance usage in the first and third quarters with some residual effect in the fourth quarter for the affected borrowers. This in turn, leads to higher provisions for those quarters. Therefore, all other factors being equal, the provision for loan losses in the second quarter will be lower.
      In the second quarter of 2005, we enhanced our allowance methodology whereby we now use a status based reserving methodology and provide for losses inherent in the portfolio over a shorter period of time. The “change in estimate” adjustment in 2005 reflects the cumulative effect of that change.

	Activity in Allowance for Private Education Loan Losses

	On-Balance Sheet		Off-Balance Sheet		Managed Basis

	Six Months Ended		Six Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005	2006	2005

Allowance at beginning of period	$204	$172	$78	$143	$282	$315
Provision for Private Education Loan losses	116	79	6	4	122	83
Change in estimate	—	40	—	(60)	—	(20)

Total provision	116	119	6	(56)	122	63
Charge-offs	(69)	(66)	(4)	(2)	(73)	(68)
Recoveries	13	9	—	—	13	9

Net charge-offs	(56)	(57)	(4)	(2)	(60)	(59)

Balance before securitization of Private Education Loans	264	234	80	85	344	319
Reduction for securitization of Private Education Loans	(12)	(6)	12	6	—	—

Allowance at end of period	$252	$228	$92	$91	$344	$319

Net charge-offs as a percentage of average loans in repayment (annualized)	3.05%	3.86%	.16%	.14%	1.37%	1.81%
Allowance as a percentage of the ending total loan balance	3.55%	3.61%	.75%	1.21%	1.78%	2.31%
Allowance as a percentage of ending loans in repayment	6.66%	7.41%	1.61%	2.32%	3.62%	4.56%
Average coverage of net charge-offs (annualized)	2.22	2.00	11.01	18.32	2.82	2.68
Average total loans	$8,485	$6,321	$9,716	$6,607	$18,201	$12,928
Ending total loans	$7,085	$6,325	$12,282	$7,493	$19,367	$13,818
Average loans in repayment	$3,720	$2,960	$5,191	$3,639	$8,911	$6,599
Ending loans in repayment	$3,777	$3,078	$5,731	$3,926	$9,508	$7,004

Delinquencies
      The table below presents our Private Education Loan delinquency trends as of June 30, 2006 and 2005. Delinquencies have the potential to adversely impact earnings through increased servicing and collection costs in the event the delinquent accounts charge off.

	On-Balance Sheet Private Education
	Loan Delinquencies

	June 30, 2006		June 30, 2005

	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$3,305		$3,307
Loans in forbearance(2)	299		190
Loans in repayment and percentage of each status:
Loans current	3,353	88.8%	2,756	89.5%
Loans delinquent 31-60 days(3)	176	4.7	133	4.4
Loans delinquent 61-90 days(3)	100	2.6	69	2.2
Loans delinquent greater than 90 days(3)	148	3.9	120	3.9

Total Private Education Loans in repayment	3,777	100%	3,078	100%

Total Private Education Loans, gross	7,381		6,575
Private Education Loan unamortized discount	(296)		(250)

Total Private Education Loans	7,085		6,325
Private Education Loan allowance for losses	(252)		(228)

Private Education Loans, net	$6,833		$6,097

Percentage of Private Education Loans in repayment	51.2%		46.8%

Delinquencies as a percentage of Private Education Loans in repayment	11.2%		10.5%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet Private Education
	Loan Delinquencies

	June 30, 2006		June 30, 2005

	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$6,074		$3,308
Loans in forbearance(2)	751		400
Loans in repayment and percentage of each status:
Loans current	5,483	95.7%	3,749	95.5%
Loans delinquent 31-60 days(3)	151	2.6	96	2.4
Loans delinquent 61-90 days(3)	50	.9	35	1.0
Loans delinquent greater than 90 days(3)	47	.8	46	1.1

Total Private Education Loans in repayment	5,731	100%	3,926	100%

Total Private Education Loans, gross	12,556		7,634
Private Education Loan unamortized discount	(274)		(141)

Total Private Education Loans	12,282		7,493
Private Education Loan allowance for losses	(92)		(91)

Private Education Loans, net	$12,190		$7,402

Percentage of Private Education Loans in repayment	45.6%		51.4%

Delinquencies as a percentage of Private Education Loans in repayment	4.3%		4.5%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Managed Private Education
	Loan Delinquencies

	June 30, 2006		June 30, 2005

	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$9,379		$6,615
Loans in forbearance(2)	1,050		590
Loans in repayment and percentage of each status:
Loans current	8,836	92.9%	6,505	92.9%
Loans delinquent 31-60 days(3)	327	3.4	229	3.2
Loans delinquent 61-90 days(3)	150	1.6	104	1.5
Loans delinquent greater than 90 days(3)	195	2.1	166	2.4

Total Private Education Loans in repayment	9,508	100%	7,004	100%

Total Private Education Loans, gross	19,937		14,209
Private Education Loan unamortized discount	(570)		(391)

Total Private Education Loans	19,367		13,818
Private Education Loan allowance for losses	(344)		(319)

Private Education Loans, net	$19,023		$13,499

Percentage of Private Education Loans in repayment	47.7%		49.3%

Delinquencies as a percentage of Private Education Loans in repayment	7.1%		7.1%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

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

      Forbearance is used most heavily immediately after the loan enters repayment. As indicated in the tables below showing the composition and status of the Managed Private Education Loan portfolio by number of months aged from the first date of repayment, the percentage of loans in forbearance decreases the longer the loans have been in repayment. At June 30, 2006, loans in forbearance as a percentage of loans in repayment and forbearance was 12.3 percent for loans that have been in repayment one to twenty-four months. The percentage declined to 4.4 percent for loans that have been in repayment more than 48 months. Approximately 74 percent of our Managed Private Education Loans in forbearance have been in repayment less than 24 months. These borrowers are essentially extending their grace period as they transition to the workforce. Forbearance continues to be a positive collection tool for the Private Education Loans as we believe it can provide the borrower with sufficient time to obtain employment and income to support his or her obligation. We consider the potential impact of forbearance in the determination of the loan loss reserves.
      The tables below show the composition and status of the Managed Private Education Loan portfolio by number of months aged from the first date of repayment.

	Months Since Entering Repayment

			More than	After
	1 to 24	25 to 48	48	June 30,
	Months	Months	Months	2006(1)	Total

June 30, 2006
Loans in-school/grace/deferment	$—	$—	$—	$9,379	$9,379
Loans in forbearance	776	194	80	—	1,050
Loans in repayment — current	5,184	2,024	1,628	—	8,836
Loans in repayment — delinquent 31-60 days	180	87	60	—	327
Loans in repayment — delinquent 61-90 days	90	37	23	—	150
Loans in repayment — delinquent greater than 90 days	101	60	34	—	195

Total	$6,331	$2,402	$1,825	$9,379	19,937

Unamortized discount					(570)
Allowance for loan losses					(344)

Total Managed Private Education Loans, net					$19,023

Loans in forbearance as a percentage of loans in repayment and forbearance	12.3%	8.1%	4.4%	—%	9.9%

(1)	Includes all loans in-school/grace/deferment.

	Months Since Entering Repayment

			More than	After
	1 to 24	25 to 48	48	June 30,
	Months	Months	Months	2005(1)	Total

June 30, 2005
Loans in-school/grace/deferment	$—	$—	$—	$6,615	$6,615
Loans in forbearance	437	106	47	—	590
Loans in repayment — current	3,728	1,515	1,262	—	6,505
Loans in repayment — delinquent 31-60 days	120	65	44	—	229
Loans in repayment — delinquent 61-90 days	57	30	17	—	104
Loans in repayment — delinquent greater than 90 days	80	55	31	—	166

Total	$4,422	$1,771	$1,401	$6,615	14,209

Unamortized discount					(391)
Allowance for loan losses					(319)

Total Managed Private Education Loans, net					$13,499

Loans in forbearance as a percentage of loans in repayment and forbearance	9.9%	6.0%	3.4%	—%	7.8%

(1)	Includes all loans in-school/grace/deferment.
     The table below stratifies the portfolio of Managed Private Education Loans in forbearance by the cumulative number of months the borrower has used forbearance as of the dates indicated. As detailed in the table below, 8 percent of loans currently in forbearance have deferred their loan repayment more than 24 months, which is 2 percent lower than the year-ago period.

	June 30, 2006		June 30, 2005

	Forbearance	% of	Forbearance	% of
	Balance	Total	Balance	Total

Cumulative number of months borrower has used forbearance
Up to 12 months	$753	72%	$426	72%
13 to 24 months	214	20	117	20
25 to 36 months	57	5	32	5
More than 36 months	26	3	15	3

Total	$1,050	100%	$590	100%

Total Loan Net Charge-offs
      The following tables summarize the net charge-offs for all loan types on both an on-balance sheet basis and a Managed Basis for the three and six months ended June 30, 2006 and 2005. Almost all Private Education Loan charge-offs occur on-balance sheet due to the contingent call feature in a majority of the off-balance sheet securitization trusts, which is discussed in more detail at “LENDING BUSINESS SEGMENT — Private Education Loans.”

Total on-balance sheet loan net charge-offs

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

Private Education Loans	$30	$33	$56	$57
FFELP Stafford and Other Student Loans	1	1	2	2
Mortgage and consumer loans	1	1	2	2

Total on-balance sheet loan net charge-offs	$32	$35	$60	$61

Total Managed loan net charge-offs

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

Private Education Loans	$34	$34	$60	$59
FFELP Stafford and Other Student Loans	1	1	2	2
Mortgage and consumer loans	1	1	2	2

Total Managed loan net charge-offs	$36	$36	$64	$63

Student Loan Premiums as a Percentage of Principal
      The following table presents student loan premiums paid as a percentage of the principal balance of student loans acquired for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended				Six Months Ended

	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005

	Volume	Rate	Volume	Rate	Volume	Rate	Volume	Rate

Student loan premiums paid:
Sallie Mae brands	$1,671	.77%	$991	.26%	$4,975	.59%	$3,294	.28%
Lender partners	4,225	1.64	4,701	1.61	7,817	1.80	8,043	1.70

Total Preferred Channel	5,896	1.39	5,692	1.38	12,792	1.33	11,337	1.29
Other purchases(1)	493	4.23	641	3.66	668	3.64	1,146	3.47

Subtotal base purchases	6,389	1.61	6,333	1.61	13,460	1.45	12,483	1.49
Consolidations	853	3.37	926	2.79	1,750	2.66	1,839	2.38

Total	$7,242	1.82%	$7,259	1.76%	$15,210	1.58%	$14,322	1.60%

(1)	Primarily includes spot purchases, other commitment clients, and subsidiary acquisitions.
     The increase in premiums paid as a percentage of principal balance for Sallie Mae brands is primarily due to the increase in loans where we pay the origination fee on behalf of borrowers, a practice we call “zero-fee lending.” The borrower origination fee will be gradually phased out by the Reconciliation Legislation from 2007 to 2010. We include in Consolidation Loan premiums the 50 basis point

Consolidation Loan fee paid on loans that we consolidate, including loans that are already in our portfolio. The Consolidation Loan premium paid percentage is calculated on only consolidation volume that is incremental to our portfolio. Our premiums paid percentage will increase in periods when there is a higher percentage of our own FFELP Stafford loans that consolidated versus incremental volume.
Student Loan Acquisitions
      In the six months ended June 30, 2006, 84 percent of our Managed student loan acquisitions were originated through our Preferred Channel. The following tables summarize the components of our student loan acquisition activity for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended
	June 30, 2006

	FFELP	Private	Total

Preferred Channel	$4,380	$1,516	$5,896
Other commitment clients	88	1	89
Spot purchases	404	—	404
Consolidations from third parties	845	8	853
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	2,107	16	2,123
Capitalized interest, premiums and discounts	376	29	405

Total on-balance sheet student loan acquisitions	8,200	1,570	9,770
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(2,107)	(16)	(2,123)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	179	108	287

Total Managed student loan acquisitions	$6,272	$1,662	$7,934

	Three Months Ended
	June 30, 2005

	FFELP	Private	Total

Preferred Channel	$4,463	$1,229	$5,692
Other commitment clients	161	—	161
Spot purchases	480	—	480
Consolidations from third parties	926	—	926
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	2,421	—	2,421
Capitalized interest, premiums and discounts	331	(10)	321

Total on-balance sheet student loan acquisitions	8,782	1,219	10,001
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(2,421)	—	(2,421)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	146	60	206

Total Managed student loan acquisitions	$6,507	$1,279	$7,786

	Six Months Ended
	June 30, 2006

	FFELP	Private	Total

Preferred Channel	$9,411	$3,381	$12,792
Other commitment clients	202	3	205
Spot purchases	463	—	463
Consolidations from third parties	1,741	9	1,750
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	3,436	16	3,452
Capitalized interest, premiums and discounts	722	52	774

Total on-balance sheet student loan acquisitions	15,975	3,461	19,436
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(3,436)	(16)	(3,452)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	324	177	501

Total Managed student loan acquisitions	$12,863	$3,622	$16,485

	Six Months Ended
	June 30, 2005

	FFELP	Private	Total

Preferred Channel	$8,774	$2,563	$11,337
Other commitment clients	247	—	247
Spot purchases	899	—	899
Consolidations from third parties	1,839	—	1,839
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	4,248	—	4,248
Capitalized interest, premiums and discounts	671	(16)	655

Total on-balance sheet student loan acquisitions	16,678	2,547	19,225
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(4,248)	—	(4,248)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	255	103	358

Total Managed student loan acquisitions	$12,685	$2,650	$15,335

      As shown on the above table, off-balance sheet FFELP Stafford loans that consolidate with us become an on-balance sheet interest earning asset. This activity results in impairments of our Retained Interests in securitizations, but this is offset by an increase in on-balance sheet interest earning assets, for which we do not record an offsetting gain.

      The following table includes on-balance sheet asset information for our Lending business segment.

	June 30,	December 31,
	2006	2005

FFELP Stafford and Other Student Loans, net	$21,391	$19,988
Consolidation Loans, net	54,055	54,859
Private Education Loans, net	6,833	7,757
Other loans, net	1,051	1,138
Investments(1)	9,540	7,748
Retained Interest in off-balance sheet securitized loans	3,152	2,406
Other(2)	4,188	3,576

Total assets	$100,210	$97,472

(1)	Investments include cash and cash equivalents, investments, restricted cash and investments, leveraged leases, and municipal bonds.

(2)	Other assets include accrued interest receivable, goodwill and acquired intangible assets and other non-interest earning assets.
Preferred Channel Originations
      We originated $3.2 billion in student loan volume through our Preferred Channel in the three months ended June 30, 2006, respectively, versus $2.8 billion in the three months ended June 30, 2005, respectively.
      In the second quarter of 2006, we grew our Preferred Channel Originations by 14 percent versus the year-ago quarter. For the three months ended June 30, 2006, our internally marketed brands constituted 55 percent of our Preferred Channel Originations, up from 39 percent in the year-ago period. The pipeline of loans that we currently service and are committed to purchase was $4.4 billion and $5.0 billion at June 30, 2006 and 2005, respectively. The following tables further break down our Preferred Channel Originations by type of loan and source.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

Preferred Channel Originations — Type of Loan
Stafford	$1,877	$1,739	$6,303	$5,912
PLUS	229	223	1,231	1,184

Total FFELP	2,106	1,962	7,534	7,096
Private Education Loans	1,070	812	3,255	2,440

Total	$3,176	$2,774	$10,789	$9,536

Preferred Channel Originations — Source
Internally marketed brands	$1,757	$1,083	$5,312	$3,439
Lender partners	1,419	1,691	5,477	6,097

Total	$3,176	$2,774	$10,789	$9,536

Student Loan Activity
      The following tables summarize the activity in our on-balance sheet, off-balance sheet and Managed portfolios of FFELP student loans and Private Education Loans and highlight the effects of Consolidation Loan activity on our FFELP portfolios.

	On-Balance Sheet
	Three Months Ended June 30, 2006

	FFELP			Total
	Stafford			Private	Total On-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$18,883	$53,451	$72,334	$9,311	$81,645
Acquisitions	4,821	426	5,247	1,547	6,794
Incremental consolidations from third parties	—	845	845	8	853
Consolidations to third parties	(386)	(835)	(1,221)	(4)	(1,225)

Net acquisitions	4,435	436	4,871	1,551	6,422
Internal consolidations	(1,588)	3,474	1,886	20	1,906
New securitizations	—	(2,532)	(2,532)	(3,729)	(6,261)
Repayments/claims/resales/other	(339)	(774)	(1,113)	(320)	(1,433)

Ending balance	$21,391	$54,055	$75,446	$6,833	$82,279

	Off-Balance Sheet
	Three Months Ended June 30, 2006

	FFELP			Total
	Stafford			Private	Total Off-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$23,457	$13,211	$36,668	$8,557	$45,225
Acquisitions	120	60	180	107	287
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(436)	(278)	(714)	(5)	(719)

Net acquisitions	(316)	(218)	(534)	102	(432)
Internal consolidations	(1,711)	(175)	(1,886)	(20)	(1,906)
New securitizations	—	2,532	2,532	3,729	6,261
Repayments/claims/resales/other	(895)	(210)	(1,105)	(178)	(1,283)

Ending balance	$20,535	$15,140	$35,675	$12,190	$47,865

	Managed Portfolio
	Three Months Ended June 30, 2006

	FFELP			Total
	Stafford			Private	Total
	and	Consolidation	Total	Education	Managed
	Other(1)	Loans	FFELP	Loans	Basis Portfolio

Beginning balance	$42,340	$66,662	$109,002	$17,868	$126,870
Acquisitions	4,941	486	5,427	1,654	7,081
Incremental consolidations from third parties	—	845	845	8	853
Consolidations to third parties	(822)	(1,113)	(1,935)	(9)	(1,944)

Net acquisitions	4,119	218	4,337	1,653	5,990
Internal consolidations	(3,299)	3,299	—	—	—
New securitizations	—	—	—	—	—
Repayments/claims/resales/other	(1,234)	(984)	(2,218)	(498)	(2,716)

Ending balance	$41,926	$69,195	$111,121	$19,023	$130,144

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

	On-Balance Sheet
	Three Months Ended June 30, 2005

	FFELP			Total
	Stafford			Private	Total On-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$18,933	$44,446	$63,379	$6,527	$69,906
Acquisitions	5,188	251	5,439	1,215	6,654
Incremental consolidations from third parties	—	926	926	—	926
Consolidations to third parties	(182)	(165)	(347)	(2)	(349)

Net acquisitions	5,006	1,012	6,018	1,213	7,231
Internal consolidations	(1,335)	3,653	2,318	—	2,318
New securitizations	—	(4,045)	(4,045)	(1,407)	(5,452)
Repayments/claims/resales/other	(511)	(425)	(936)	(236)	(1,172)

Ending balance	$22,093	$44,641	$66,734	$6,097	$72,831

	Off-Balance Sheet
	Three Months Ended June 30, 2005

	FFELP			Total
	Stafford			Private	Total Off-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$28,392	$7,410	$35,802	$5,991	$41,793
Acquisitions	97	49	146	60	206
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(326)	(64)	(390)	(4)	(394)

Net acquisitions	(229)	(15)	(244)	56	(188)
Internal consolidations	(2,318)	—	(2,318)	—	(2,318)
New securitizations	—	4,045	4,045	1,407	5,452
Repayments/claims/resales/other	(812)	(206)	(1,018)	(52)	(1,070)

Ending balance	$25,033	$11,234	$36,267	$7,402	$43,669

	Managed Portfolio
	Three Months Ended June 30, 2005

	FFELP			Total
	Stafford			Private	Total
	and	Consolidation	Total	Education	Managed
	Other(1)	Loans	FFELP	Loans	Basis Portfolio

Beginning balance	$47,325	$51,856	$99,181	$12,518	$111,699
Acquisitions	5,285	300	5,585	1,275	6,860
Incremental consolidations from third parties	—	926	926	—	926
Consolidations to third parties	(508)	(229)	(737)	(6)	(743)

Net acquisitions	4,777	997	5,774	1,269	7,043
Internal consolidations	(3,653)	3,653	—	—	—
New securitizations	—	—	—	—	—
Repayments/claims/resales/other	(1,323)	(631)	(1,954)	(288)	(2,242)

Ending balance	$47,126	$55,875	$103,001	$13,499	$116,500

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

	On-Balance Sheet
	Six Months Ended June 30, 2006

	FFELP			Total
	Stafford			Private	Total On-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$19,988	$54,859	$74,847	$7,757	$82,604
Acquisitions	10,095	701	10,796	3,439	14,235
Incremental consolidations from third parties	—	1,741	1,741	9	1,750
Consolidations to third parties	(693)	(1,407)	(2,100)	(8)	(2,108)

Net acquisitions	9,402	1,035	10,437	3,440	13,877
Internal consolidations	(2,372)	5,097	2,725	20	2,745
New securitizations	(5,034)	(5,571)	(10,605)	(3,729)	(14,334)
Repayments/claims/resales/other	(593)	(1,365)	(1,958)	(655)	(2,613)

Ending balance	$21,391	$54,055	$75,446	$6,833	$82,279

	Off-Balance Sheet
	Six Months Ended June 30, 2006

	FFELP			Total
	Stafford			Private	Total Off-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$20,670	$10,575	$31,245	$8,680	$39,925
Acquisitions	208	118	326	174	500
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(864)	(456)	(1,320)	(10)	(1,330)

Net acquisitions	(656)	(338)	(994)	164	(830)
Internal consolidations	(2,452)	(273)	(2,725)	(20)	(2,745)
New securitizations	5,034	5,571	10,605	3,729	14,334
Repayments/claims/resales/other	(2,061)	(395)	(2,456)	(363)	(2,819)

Ending balance	$20,535	$15,140	$35,675	$12,190	$47,865

	Managed Portfolio
	Six Months Ended June 30, 2006

	FFELP			Total
	Stafford			Private	Total
	and	Consolidation	Total	Education	Managed
	Other(1)	Loans	FFELP	Loans	Basis Portfolio

Beginning balance	$40,658	$65,434	$106,092	$16,437	$122,529
Acquisitions	10,303	819	11,122	3,613	14,735
Incremental consolidations from third parties	—	1,741	1,741	9	1,750
Consolidations to third parties	(1,557)	(1,863)	(3,420)	(18)	(3,438)

Net acquisitions	8,746	697	9,443	3,604	13,047
Internal consolidations	(4,824)	4,824	—	—	—
New securitizations	—	—	—	—	—
Repayments/claims/resales/other	(2,654)	(1,760)	(4,414)	(1,018)	(5,432)

Ending balance	$41,926	$69,195	$111,121	$19,023	$130,144

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

	On-Balance Sheet
	Six Months Ended June 30, 2005

	FFELP			Total
	Stafford			Private	Total On-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$18,965	$41,596	$60,561	$5,420	$65,981
Acquisitions	10,027	567	10,594	2,544	13,138
Incremental consolidations from third parties	—	1,839	1,839	—	1,839
Consolidations to third parties	(332)	(249)	(581)	(4)	(585)

Net acquisitions	9,695	2,157	11,852	2,540	14,392
Internal consolidations	(2,052)	5,849	3,797	(1)	3,796
New securitizations	(3,542)	(4,044)	(7,586)	(1,407)	(8,993)
Repayments/claims/resales/other	(973)	(917)	(1,890)	(455)	(2,345)

Ending balance	$22,093	$44,641	$66,734	$6,097	$72,831

	Off-Balance Sheet
	Six Months Ended June 30, 2005

	FFELP			Total
	Stafford			Private	Total Off-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$27,825	$7,570	$35,395	$6,062	$41,457
Acquisitions	162	90	252	106	358
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(642)	(91)	(733)	(8)	(741)

Net acquisitions	(480)	(1)	(481)	98	(383)
Internal consolidations	(3,789)	(8)	(3,797)	—	(3,797)
New securitizations	3,542	4,044	7,586	1,407	8,993
Repayments/claims/resales/other	(2,065)	(371)	(2,436)	(165)	(2,601)

Ending balance	$25,033	$11,234	$36,267	$7,402	$43,669

	Managed Portfolio
	Six Months Ended June 30, 2005

	FFELP			Total
	Stafford			Private	Total
	and	Consolidation	Total	Education	Managed
	Other(1)	Loans	FFELP	Loans	Basis Portfolio

Beginning balance	$46,790	$49,166	$95,956	$11,482	$107,438
Acquisitions	10,189	657	10,846	2,650	13,496
Incremental consolidations from third parties	—	1,839	1,839	—	1,839
Consolidations to third parties	(974)	(340)	(1,314)	(12)	(1,326)

Net acquisitions	9,215	2,156	11,371	2,638	14,009
Internal consolidations	(5,841)	5,841	—	(1)	(1)
New securitizations	—	—	—	—	—
Repayments/claims/resales/other	(3,038)	(1,288)	(4,326)	(620)	(4,946)

Ending balance	$47,126	$55,875	$103,001	$13,499	$116,500

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

     The increase in consolidations to third parties from 2005 to 2006 is primarily due to some FFELP lenders reconsolidating Consolidation Loans using the Direct Lending program as a pass-through entity to circumvent the statutory prohibition on the reconsolidation of Consolidation Loans. On March 17, 2006, ED issued a “Dear Colleague” letter that prohibited this “two-step” process unless the FFELP consolidation borrower applied for a Direct Loan consolidation by March 31, 2006. Accordingly, in the second quarter of 2006, there was a temporary increase in the reconsolidation of Consolidation Loans to process the back log of FDLP applications. By the end of the quarter, consolidation activity had returned to recent historical levels. The Higher Education Reconciliation Act of 2005 restricted further reconsolidation; as of July 1, 2006, borrowers with a FFELP Consolidation Loan may only reconsolidate with the FDLP if they are delinquent, referred to the guaranty agency for default aversion activity, and enter into the income contingent repayment program (“ICR”) in the FDLP.
Other Income — Lending Business Segment
      The following table summarizes the components of other income, net, for our Lending business segment for the three and six months ended June 30, 2006 and 2005.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

Late fees	$26	$24	$51	$44
Gains on sales of mortgages and other loan fees	4	4	7	8
Other	21	8	34	20

Total other income, net	$51	$36	$92	$72

      The increase in other income is primarily due to settlements received on the final dispositions of leveraged leases that we had previously fully reserved.
Operating Expense — Lending Business Segment
      The following table summarizes the components of operating expenses for our Lending business segment for the three and six months ended June 30, 2006 and 2005.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

Sales and originations	$79	$77	$163	$144
Servicing and information technology	52	47	102	96
Corporate overhead	32	17	59	35

Total operating expenses	$163	$141	$324	$275

      Operating expenses for our Lending business segment include costs incurred to service our Managed student loan portfolio and acquire student loans, as well as other general and administrative expenses. The increase in second quarter operating expenses is primarily due to the increase in sales expenses in connection with the shift of more volume to our internal brands. For the three and six months ended June 30, 2006, operating expenses for the Lending business segment also include $10 million and $18 million, respectively, of stock-based compensation expense, due to the implementation of SFAS No. 123(R) (see Note 1, “Significant Accounting Policies — Accounting for Stock-Based Compensation,” and Note 8, “Stock-Based Compensation Plans” to the consolidated financial statements).

DEBT MANAGEMENT OPERATIONS (“DMO”) BUSINESS SEGMENT
      The following table includes the “Core Earnings” results of operations for our DMO business segment.

	Three Months		% Increase	Six Months		% Increase
	Ended June 30,		(Decrease)	Ended June 30,		(Decrease)

			2006 vs.			2006 vs.
	2006	2005	2005	2006	2005	2005

Total interest income	$—	$—	—%	$—	$—	—%
Total interest expense	5	4	25	11	8	38

Net interest income	(5)	(4)	(25)	(11)	(8)	(38)
Less provisions for losses	—	—	—	—	—	—

Net interest income after provisions for losses	(5)	(4)	(25)	(11)	(8)	(38)
Fee income	90	82	10	182	168	8
Collections revenue	67	42	60	124	77	61

Total other income	157	124	27	306	245	25
Operating expenses(1)(2)	85	67	27	175	132	33

Income before income taxes and minority interest in net earnings of subsidiaries	67	53	26	120	105	14
Income taxes	26	20	30	44	39	13

Income before minority interest in net earnings of subsidiaries	41	33	24	76	66	15
Minority interest in net earnings of subsidiaries	1	1	—	3	2	50

“Core Earnings” net income	$40	$32	25%	$73	$64	14%

(1)	The three and six months ended June 30, 2006 operating expenses for the DMO segment include $2 million and $5 million, respectively, of stock-based compensation expense due to the implementation of SFAS No. 123(R) in the first quarter of 2006.

(2)	In the first quarter of 2006, the Company changed its method for allocating certain overhead and other expenses between our business segments. Balances for the three and six months ending June 30, 2005 have been updated to reflect the new allocation methodology.
DMO Revenue by Product

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

Purchased paper collections revenue	$67	$42	$124	$78
Contingency:
Student loans	69	63	139	129
Other	9	9	19	18

Total contingency	78	72	158	147
Other	12	10	24	20

Total	$157	$124	$306	$245

USA Funds(1)	$46	$43	$92	$89

% of total DMO revenue	29%	35%	30%	36%

(1)	United Student Aid Funds, Inc. (“USA Funds”)
      The $33 million, or 27 percent, increase in DMO revenue for the second quarter of 2006 compared to the second quarter of 2005 can be attributed to the year-over-year growth in the purchased paper business of Arrow Financial Services (“AFS”) and to revenue generated by GRP Financial Services (“GRP”) (acquired in August 2005). The year-over-year growth in contingency fee revenue was primarily driven by the growth in guaranty agency collections.
Purchased Paper — Non-Mortgage

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

Face value of purchases	$461	$444	$992	$1,416
Purchase price	41	41	75	65
% of face value purchased	8.9%	9.2%	7.6%	4.6%
Gross Cash Collections (“GCC”)	$93	$61	$182	$118
Collections revenue	54	42	103	77
% of GCC	58%	69%	56%	66%
Carrying value of purchases	$152	$79	$152	$79
      The amount of face value of purchases in any quarter is a function of a combination of factors including the amount of receivables available for purchase in the marketplace, average age of each portfolio, the asset class of the receivables, and competition in the marketplace. As a result, the percentage of face value purchased will vary from quarter to quarter. The decrease in collections revenue as a percentage of GCC versus the prior year can primarily be attributed to the increase in new portfolio purchases in the second half of 2005. Typically, revenue recognition based on a portfolio’s effective interest rate is a lower percentage of cash collections in the early stages of servicing a portfolio.
Purchased Paper — Mortgage/ Properties

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

Face value of purchases	$191	$323
Collections revenue	13	21
Collateral value of purchases	212	362
Purchase price	160	273
% of collateral value	76%	76%
Carrying value of purchases	$453	$453
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
Contingency Inventory
      The following table presents the outstanding inventory of receivables that are currently being serviced through our DMO business.

	June 30,	December 31,
	2006	2005

Contingency:
Contingency — Student loans	$7,174	$7,205
Contingency — Other	2,594	2,178

Total	$9,768	$9,383

Operating Expenses — DMO Business Segment
      For the three months ended June 30, 2006 and 2005, operating expenses for our DMO business segment totaled $85 million and $67 million, respectively. The increase in operating expenses of $18 million or 27 percent versus the year-ago quarter was primarily due to increased expenses for outsourced collections and recovery costs associated with large 2005 fourth quarter portfolio purchases. The increases in DMO contingency fee expenses are consistent with the growth in revenue and accounts serviced, as a high percentage of DMO expenses are variable.
      For the three and six months ended June 30, 2006, operating expenses for the DMO business segment also include $3 million and $5 million, respectively, of stock-based compensation expense, due to the implementation of SFAS No. 123(R) (see Note 1, “Significant Accounting Policies — Accounting for Stock-Based Compensation,” and Note 8, “Stock-Based Compensation Plans” to the consolidated financial statements).
      At June 30, 2006 and December 31, 2005, the DMO business segment had total assets of $1.3 billion and $1.1 billion, respectively.
CORPORATE AND OTHER BUSINESS SEGMENT
      The following table includes “Core Earnings” results of operations for our Corporate and Other business segment.

	Three Months			Six Months
	Ended		% Increase	Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)

	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005

Total interest income	$1	$1	—%	$2	$2	—%
Total interest expense	1	1	—	3	3	—

Net interest income	—	—	—	(1)	(1)	—
Less provisions for losses	—	—	—	—	—	—

Net interest income after provisions for losses	—	—	—	(1)	(1)	—
Fee income	33	26	27	60	58	3
Other income	24	29	(17)	55	61	(10)

Total revenue	57	55	4	115	119	(3)
Operating expenses(1)(2)	50	63	(21)	109	114	(4)

Income (loss) before income taxes	7	(8)	188	5	4	25
Income tax expense (benefit)	2	(3)	167	2	1	100

“Core Earnings” net income (loss)	$5	$(5)	200%	$3	$3	—%

(1)	For the three and six months ended June 30, 2006, operating expenses for the Corporate and Other Business segment include $4 million and $9 million, respectively, of stock-based compensation expense due to the implementation of SFAS No. 123(R) in the first quarter of 2006.

(2)	In the first quarter of 2006, the Company changed its method for allocating certain overhead and other expenses between our business segments. Balances for the three and six months ending June 30, 2005 have been updated to reflect the new allocation methodology.

Fee and Other Income — Corporate and Other Business Segment
      The following table summarizes the components of fee and other income for our Corporate and Other business segment for the three and six months ended June 30, 2006 and 2005.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

Guarantor servicing fees	$33	$26	$60	$58
Loan servicing fees	7	12	15	25
Other income	17	17	40	36

Total fee and other income	$57	$55	$115	$119

      The increase in guarantor servicing fees versus the year-ago quarter is due to a $10 million increase in account maintenance fees caused by a negotiated agreement with USA Funds such that USA Funds was able to cover the previous shortfall caused by the cap on payments from ED to guarantors in fiscal year 2006. This cap is removed by legislation reauthorizing the student loan programs of the Higher Education Act that will not go into effect before October 1, 2006.
      USA Funds, the nation’s largest guarantee agency, accounted for 85 percent and 86 percent, respectively, of guarantor servicing fees and 37 percent and 33 percent, respectively, of revenues associated with other products and services for the three months ended June 30, 2006 and 2005.
Operating Expenses — Corporate and Other Business Segment
      The following table summarizes the components of operating expenses for our Corporate and Other Business segment for the three and six months ended June 30, 2006 and 2005.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

Operating expenses	$30	$37	$68	$71
Corporate overhead	20	26	41	43

Total operating expenses	$50	$63	$109	$114

      Operating expenses for our Corporate and Other business segment include direct costs incurred to service loans for unrelated third parties and to perform guarantor servicing on behalf of guarantor agencies, as well as information technology expenses related to these functions. For the three and six months ended June 30, 2006, operating expenses for our Corporate and Other business segment also include $4 million and $9 million, respectively, of stock-based compensation expense, due to the implementation of SFAS No. 123(R) (see Note 1, “Significant Accounting Policies — Accounting for Stock-Based Compensation,” and Note 8, “Stock-Based Compensation Plans” to the consolidated financial statements).
      At June 30, 2006 and December 31, 2005, the Corporate and Other business segment had total assets of $408 million and $719 million, respectively.
LIQUIDITY AND CAPITAL RESOURCES
      Except in the case of acquisitions, which are discussed separately, our DMO and Corporate and Other business segments are not capital intensive businesses and as such a minimal amount of debt and equity capital is allocated to these segments. Therefore, the following “Liquidity and Capital Resources” discussion relates primarily to our Lending business segment.
      We depend on the debt capital markets to support our business plan. To meet business plan objectives, we must maintain cost effective liquidity to fund the growth in our Managed portfolio of student loans as well as to refinance previously securitized loans when borrowers choose to refinance their loans through a Consolidation Loan with the Company. At the same time, we must continue to control interest rate risk. Our main source of funding is student loan securitization. We securitized $17.5 billion in student loans in seven transactions in the six months ended June 30, 2006, versus $11.3 billion securitized in six transactions in the year-ago period. FFELP securitizations are unique securities in the asset-backed market in that they are collateralized by student loans with an explicit federal guarantee on 100 percent of principal and interest upon default. This guarantee is subject to service compliance and the Company retaining its EP designation. The amount of the guarantee will be reduced to 99 percent after July 1, 2006 through legislation (see “RECENT DEVELOPMENTS — Reauthorization”). Securitizations comprised 69 percent of our financing at June 30, 2006 versus 68 percent at June 30, 2005 related to our Managed portfolio.
      In addition to securitizations, we also fund our operations by accessing the corporate debt markets on a regular basis. In the six months ended June 30, 2006, we issued $4.7 billion in SLM Corporation term, unsecured debt. At June 30, 2006, on-balance sheet debt, exclusive of on-balance sheet securitizations and secured indentured trusts, totaled $42.9 billion versus $36.5 billion at June 30, 2005.
      Liquidity is important to the Company in that it enables us to effectively fund our student loan acquisitions, meet maturing debt obligations, and fund operations. The following table details our sources of liquidity and the available capacity at June 30, 2006.

	June 30, 2006	December 31, 2005

	Available Capacity	Available Capacity

Sources of primary liquidity:
Unrestricted cash and liquid investments	$5,376	$3,928
Commercial paper and bank lines of credit	5,500	5,500
ABCP borrowing capacity	23	41

Total sources of primary liquidity	10,899	9,469

Sources of stand-by liquidity:
Unencumbered FFELP student loans	24,741	24,530

Total sources of primary and stand-by liquidity	$35,640	$33,999

      We believe our unencumbered FFELP student loan portfolio provides an additional source of potential or stand-by liquidity because the maturation of the government guaranteed student loan securitization marketplace has created a wide and deep marketplace for such transactions. The whole loan sale market for FFELP student loans provides an additional potential source of stand-by liquidity. At June 30, 2006, we had $686 million of investments on our balance sheet that were not included in the above table as these investments were pledged as collateral related to certain derivative positions.
      In addition to liquidity, a major objective when financing our business is to minimize interest rate risk by matching the interest rate and reset characteristics of our Managed assets and liabilities, generally on a pooled basis, to the extent practicable. In this process we use derivative financial instruments extensively to reduce our interest rate and foreign currency exposure. This interest rate risk management helps us to stabilize our student loan spread in various and changing interest rate environments. (See also “Interest Rate Risk Management” below.)

Managed Borrowings
      The following tables present the ending balances of our Managed borrowings at June 30, 2006 and 2005 and average balances and average interest rates of our Managed borrowings for the three and six months ended June 30, 2006 and 2005. The average interest rates include derivatives that are economically hedging the underlying debt, but do not qualify for hedge accounting treatment under SFAS No. 133. (See “BUSINESS SEGMENTS — Pre-tax differences Between ‘Core Earnings’ and GAAP by Business Segment — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities.”)

Ending Balances

	As of June 30,

	2006			2005

	Ending Balance			Ending Balance

			Total			Total
	Short	Long	Managed	Short	Long	Managed
	Term	Term	Basis	Term	Term	Basis

Unsecured borrowings	$3,739	$39,170	$42,909	$4,262	$32,234	$36,496
Indentured trusts (on-balance sheet)	62	3,201	3,263	418	3,991	4,409
Securitizations (on-balance sheet)	—	48,212	48,212	—	38,076	38,076
Securitizations (off-balance sheet)	—	52,357	52,357	—	47,524	47,524

Total	$3,801	$142,940	$146,741	$4,680	$121,825	$126,505

Average Balances

	Three Months Ended June 30,				Six Months Ended June 30,

	2006		2005		2006		2005

	Average	Average	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Unsecured borrowings	$42,520	5.42%	$36,422	3.67%	$42,048	5.24%	$35,447	3.49%
Indentured trusts (on-balance sheet)	3,325	4.52	4,450	3.43	3,352	4.36	5,662	3.06
Securitizations (on-balance sheet)	45,912	5.33	36,108	3.38	46,229	5.10	35,740	3.16
Securitizations (off-balance sheet)	51,143	5.39	46,600	3.46	48,033	5.21	45,420	3.30

Total	$142,900	5.36%	$123,580	3.50%	$139,662	5.16%	$122,269	3.30%

Unsecured On-Balance Sheet Financing Activities
      The following table presents the senior unsecured credit ratings on our debt from major rating agencies.

	S&P	Moody’s	Fitch

Short-term unsecured debt	A-1	P-1	F1+
Long-term unsecured debt	A	A2	A+

      The table below presents our unsecured on-balance sheet term funding by funding source for the three and six months ended June 30, 2006 and 2005.

	Debt Issued for		Debt Issued for
	the Three Months		the Six Months		Outstanding at
	Ended June 30,		Ended June 30,		June 30,

	2006	2005	2006	2005	2006	2005

Convertible debentures	$—	$—	$—	$—	$1,995	$1,990
Retail notes	110	246	267	579	3,869	3,409
Foreign currency denominated notes(1)	1,052	857	1,475	1,000	10,261	5,782
Extendible notes	999	500	999	500	5,246	4,747
Global notes (Institutional)	871	—	1,945	1,184	19,737	17,906
Medium-term notes (Institutional)	—	—	—	—	1,800	2,630

Total	$3,032	$1,603	$4,686	$3,263	$42,908	$36,464

(1)	All foreign currency denominated notes are swapped back to U.S. dollars.
     In addition to the term issuances reflected in the table above, we also use our commercial paper program for short-term liquidity purposes. The average balance of commercial paper outstanding during the three months ended June 30, 2006 and 2005 was $0 and $690 million, respectively, and during the six months ended June 30, 2006 and 2005 was $165 million and $408 million, respectively. The maximum daily amount outstanding for the three months ended June 30, 2006 and 2005 was $0 and $1.9 billion, respectively, and for the six months ended June 30, 2006 and 2005 was $2.2 billion and $1.9 billion, respectively.

Contingently Convertible Debentures
      At June 30, 2006, we have approximately $2 billion Contingently Convertible Debentures (“Co-Cos”) outstanding. The Co-Cos are eligible to be called at par on or after July 25, 2007, under certain circumstances. The following table provides the historical effect of our Co-Cos on our common stock equivalents (“CSEs”) and after-tax interest expense.

		Six Months		Three Months Ended
	Three Months	Ended	Year Ended
	Ended	June 30,	December 31,	December 31,	September 30,	June 30,	March 31,
(In thousands)	June 30, 2006	2006	2005	2005	2005	2005	2005

CSE impact of Co-Cos (shares)	30,312	30,312	30,312	30,312	30,312	30,312	30,312
Co-Cos after-tax interest expense	$16,460	$31,277	$44,572	$13,685	$11,971	$10,297	$8,619

     The table below outlines the effect of the Co-Cos on the numerators and denominators for the diluted EPS calculations for the three and six months ended June 30, 2006 and 2005. The net effect of the Co-Cos on diluted EPS will vary with the period to period changes in net income of the Company.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Numerator:
Net income attributable to common stock	$714,991	$292,607	$858,291	$513,116
Adjusted for debt expense of Co-Cos, net of taxes	16,460	10,297	31,277	18,916
Adjusted for non-taxable unrealized gains on equity forwards(1)	(39,717)	—	—	—

Net income attributable to common stock, adjusted	$691,734	$302,904	$889,568	$532,032

Denominator: (shares in thousands)
Weighted average shares used to compute basic EPS	410,957	419,497	411,811	420,206
Effect of dilutive securities:
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, ESPP, and equity forwards	13,045	12,091	11,680	11,936
Dilutive effect of Co-Cos	30,312	30,312	30,312	30,312

Dilutive potential common shares(2)	43,357	42,403	41,992	42,248

Weighted average shares used to compute diluted EPS	454,314	461,900	453,803	462,454

Net earnings per share:
Basic EPS	$1.74	$.70	$2.08	$1.22
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, ESPP, and equity forwards	(.05)	(.02)	(.05)	(.03)
Dilutive effect of Co-Cos	(.08)	(.02)	(.07)	(.04)
Dilutive effect of non-taxable unrealized gains on equity forwards(1)	(.09)	—	—	—

Diluted EPS	$1.52	$.66	$1.96	$1.15

(1)	SFAS No. 128, “Earnings per Share,” and the additional guidance provided by EITF Topic No. D-72, “Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share,” require both the denominator and the numerator to be adjusted in calculating the potential impact of the Company’s equity forward contracts on diluted EPS. Under this guidance, when certain conditions are satisfied, the impact of the equity forwards is dilutive. Specifically, the impact is dilutive when: (1) the average share price is lower than the respective strike prices on our equity forward contracts, and (2) we recognized a gain on derivative and hedging activities related to our equity forward contracts. These conditions occurred during the three months ended June 30, 2006. At the time of our second quarter 2006 press release (the “Press Release”) filed on Form 8-K on July 20, 2006, we adjusted only the denominator in calculating the effects of our equity forward contracts. The diluted EPS of $1.52 in the table above reflects the effects of adjusting both the numerator and denominator and corrects the information previously reported in our Press Release. This guidance does not affect our net income for the quarter and does not require us to adjust our diluted EPS for the six months ended June 30, 2006 or any prior period.

(2)	For the three months ended June 30, 2006 and 2005, stock options and equity forwards of approximately 8 million shares and 14 million shares, respectively, and for the six months ended June 30, 2006 and 2005, stock options and equity forwards of approximately 12 million shares and 19 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

Securitization Activities

Securitization Program
      The following table summarizes our securitization activity for the three and six months ended June 30, 2006 and 2005. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three Months Ended June 30,

	2006				2005

	No. of	Loan Amount	Pre-Tax		No. of	Loan Amount	Pre-Tax
	Transactions	Securitized	Gain	Gain %	Transactions	Securitized	Gain	Gain %

FFELP Stafford/ PLUS loans	—	$—	$—	—%	—	$—	$—	—%
Consolidation Loans	1	2,500	23	.9	2	4,011	31	.8
Private Education Loans	2	4,000	648	16.2	1	1,505	231	15.3

Total securitizations — sales	3	6,500	$671	10.3%	3	5,516	$262	4.7%

Consolidation Loans(1)	1	3,001			1	2,226

Total securitizations — financings	1	3,001			1	2,226

Total securitizations	4	$9,501			4	$7,742

	Six Months Ended June 30,

	2006				2005

	No. of	Loan Amount	Pre-Tax		No. of	Loan Amount	Pre-Tax
	Transactions	Securitized	Gain	Gain %	Transactions	Securitized	Gain	Gain %

FFELP Stafford/ PLUS loans	2	$5,004	$17	.3%	2	$3,530	$50	1.4%
Consolidation Loans	2	5,502	36	.7	2	4,011	31	.8
Private Education Loans	2	4,000	648	16.2	1	1,505	231	15.3

Total securitizations — sales	6	14,506	$701	4.8%	5	9,046	$312	3.4%

Consolidation Loans(1)	1	3,001			1	2,226

Total securitizations — financings	1	3,001			1	2,226

Total securitizations	7	$17,507			6	$11,272

(1)	In certain Consolidation Loan securitization structures, the Company holds certain rights that can affect the remarketing of certain bonds such that these securitizations did not qualify as qualifying special purpose entities (“QSPEs”). Accordingly, they are accounted for on-balance sheet as variable interest entities (“VIEs”).
     The decrease in the FFELP Stafford/ PLUS gain as a percentage of loans securitized from 1.4 percent for the six months ended June 30, 2005 to 0.3 percent for the six months ended June 30, 2006 is primarily due to: 1) an increase in the CPR assumption to account for continued high levels of Consolidation Loan activity; 2) an increase in the discount rate to reflect higher long-term interest rates; 3) the re-introduction of Risk Sharing with the Reconciliation Legislation reauthorizing the student loan programs of the Higher Education Act; and 4) an increase in the amount of student loan premiums included in the carrying value of the loans sold. The higher premiums on these loans were primarily due to the allocation of the purchase price to student loan portfolios acquired through the acquisitions of several companies in the student loan industry. Higher premiums were also due to loans acquired through zero-fee lending and the school-as-lender channel.
Liquidity Risk and Funding — Long-Term
      With the dissolution of the GSE, our long-term funding, credit spread and liquidity exposure to the corporate and asset-backed capital markets has increased significantly. A major disruption in the fixed income capital markets that limits our ability to raise funds or significantly increases the cost of those funds could have a material impact on our ability to acquire student loans, or on our results of operations. Going forward, securitizations will continue to be the primary source of long-term financing and liquidity. Our securitizations are structured such that we are not obligated to provide any material level of financial, credit or liquidity support to any of the trusts, thus limiting our exposure to the recovery of the Retained Interest asset on the balance sheet for off-balance sheet securitizations to the loss of the earnings spread for loans securitized on-balance sheet. While all of our Retained Interests are subject to some prepayment risk, Retained Interests from our FFELP Stafford securitizations have significant prepayment risk primarily arising from borrowers opting to consolidate their Stafford/ PLUS loans. When consolidation activity is higher than projected, the increase in prepayment could materially impair the value of our Retained Interest. However, this negative effect on our Retained Interest is somewhat offset by the loans that consolidate back on our balance sheet, which we view as trading one interest bearing asset for another, whereas loans that consolidate with third parties represent a complete economic loss to the Company. We discuss our short-term liquidity risk, including a table of our sources of liquidity at the beginning of this “LIQUIDITY AND CAPITAL RESOURCES” section.

Retained Interest in Securitized Receivables
      The following tables summarize the fair value of the Company’s Residual Interests, included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of June 30, 2006 and December 31, 2005.

	As of June 30, 2006

	FFELP			Private
	Stafford and		Consolidation	Education
	PLUS		Loan Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$773		$524	$1,855	$3,152
Underlying securitized loan balance(3)	20,224		14,746	12,556	47,526
Weighted average life	2.5 yrs.		8.1 yrs.	8.4 yrs.
Prepayment speed (annual rate)(4)	10%-40	% (5)	6%	4%
Expected credit losses (% of student loan principal)	.07%		.07%	4.73%
Residual cash flows discount rate	13.0%		11.1%	13.1%

	As of December 31, 2005

	FFELP			Private
	Stafford and		Consolidation	Education
	PLUS		Loan Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$773		$483	$1,150	$2,406
Underlying securitized loan balance (3)	20,372		10,272	8,946	39,590
Weighted average life	2.7 yrs.		8.0 yrs.	7.8 yrs.
Prepayment speed (annual rate)(4)	10%-20	% (5)	6%	4%
Expected credit losses (% of student loan principal)	.14%		.23%	4.74%
Residual cash flows discount rate	12.3%		10.3%	12.4%

(1)	Includes $115 million and $235 million related to the fair value of the Embedded Floor Income as of June 30, 2006 and December 31, 2005, respectively. The decrease in the fair value of the Embedded Floor Income is primarily due to rising interest rates during the period.

(2)	At June 30, 2006 and December 31, 2005, the Company had unrealized gains (pre-tax) in accumulated other comprehensive income of $401 million and $370 million, respectively, that related to the Retained Interests.

(3)	In addition to student loans in off-balance sheet trusts, the Company had $41.3 billion and $40.9 billion of securitized student loans outstanding (face amount) as of June 30, 2006 and December 31, 2005, respectively, in on-balance sheet securitization trusts.

(4)	The prepayment speed assumptions include the impact of projected defaults. Previous disclosures for Private Education Loans excluded projected default assumptions.

(5)	40% for the third quarter of 2006, 30% for the fourth quarter of 2006, 15% for 2007 and 10% thereafter for June 30, 2006 valuations and 20% for 2006, 15% for 2007 and 10% thereafter for December 31, 2005 valuations.

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
      The following table summarizes the components of servicing and securitization revenue for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Servicing revenue	$88	$86	$168	$171
Securitization revenue, before Embedded Floor Income and impairment	84	72	153	135

Servicing and securitization revenue, before Embedded Floor Income and impairment	172	158	321	306
Embedded Floor Income	4	24	10	50
Less: Floor Income previously recognized in gain calculation	(2)	(17)	(6)	(39)

Net Embedded Floor Income	2	7	4	11

Servicing and securitization revenue, before impairment	174	165	325	317
Retained Interest impairment	(91)	(15)	(143)	(24)

Total servicing and securitization revenue	$83	$150	$182	$293

Average off-balance sheet student loans	$47,716	$43,791	$44,909	$42,846

Average balance of Retained Interest	$3,004	$2,576	$2,754	$2,448

Servicing and securitization revenue as a percentage of the average balance of off-balance sheet student loans (annualized)	.70%	1.37%	.82%	1.38%

      Servicing and securitization revenue is primarily driven by the average balance of off-balance sheet student loans and the amount of and the difference in the timing of Embedded Floor Income recognition on off-balance sheet student loans.
      Servicing and securitization revenue can be negatively impacted by impairments of the value of our Retained Interest, caused primarily by the effect of higher than expected Consolidation Loan activity on FFELP Stafford/ PLUS student loan securitizations and the effect of market interest rates on the Embedded Floor Income included in the Retained Interest. The majority of the consolidations bring the loans back on-balance sheet so for those loans we retain the value of the asset on-balance sheet versus in the trust. For the three months ended June 30, 2006 and 2005, we recorded impairments to the Retained Interests of $91 million and $15 million, respectively, and for the six months ended June 30, 2006 and 2005, we recorded impairments of $143 million and $24, respectively. These impairment charges were primarily the result of FFELP Stafford loans prepaying faster than projected through loan consolidation ($92 million and $20 million for the six months ended June 30, 2006 and 2005, respectively), and the effect of market interest rates on the Embedded Floor Income which is part of the Retained Interest ($51 million and $4 million for the six months ended June 30, 2006 and 2005, respectively). The impairment for the six months ended June 30, 2006 also reflects the increase in our CPR assumption for the remainder of 2006 from 20 percent to 40 percent for the third quarter and 30 percent for the fourth quarter, to account for the surge in Consolidation Loan applications received in the second quarter that will be processed in the third and fourth quarters of 2006. The level and timing of Consolidation Loan activity is highly volatile, and in response we continue to revise our estimates of the effects of Consolidation Loan activity on our Retained Interests and it may result in additional impairment recorded in future periods if Consolidation Loan activity remains higher than projected.
Interest Rate Risk Management

Asset and Liability Funding Gap
      The tables below present our assets and liabilities (funding) arranged by underlying indices as of June 30, 2006. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective SFAS No. 133 hedges (those derivatives which are reflected in net interest margin, as opposed to in the derivative market value adjustment). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.
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

GAAP Basis

	Frequency of			Funding
Index	Variable Resets	Assets	Funding(1)	Gap

(Dollars in billions)
3 month Commercial paper	daily	$63.4	$—	$63.4
3 month Treasury bill	weekly	7.9	.3	7.6
Prime	annual	.6	—	.6
Prime	quarterly	1.2	—	1.2
Prime	monthly	5.1	—	5.1
PLUS Index	annual	2.6	—	2.6
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	1.6	78.1	(76.5)
1-month LIBOR	monthly	.1	2.5	(2.4)
CMT/ CPI index	monthly/quarterly	—	3.5	(3.5)
Non discreet reset(2)	monthly	—	7.8	(7.8)
Non discreet reset(3)	daily/weekly	7.8	—	7.8
Fixed Rate(4)		11.6	9.7	1.9

Total		$101.9	$101.9	$—

(1)	Includes all derivatives that qualify as hedges under SFAS No. 133.

(2)	Consists of asset-backed commercial paper and auction rate securities, which are discount note type instruments that generally roll over monthly.

(3)	Includes restricted and non-restricted cash equivalents and other overnight type instruments.

(4)	Includes receivables/payables, other assets (including Retained Interest), other liabilities and stockholders’ equity (excluding Series B Preferred Stock).
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

Managed Basis

	Frequency of
	Variable			Funding
Index	Resets	Assets	Funding(1)	Gap

(Dollars in billions)
3 month Commercial paper	daily	$89.4	$16.2	$73.2
3 month Treasury bill	weekly	15.8	17.2	(1.4)
Prime	annual	1.0	—	1.0
Prime	quarterly	7.4	5.5	1.9
Prime	monthly	10.3	9.7	.6
PLUS Index	annual	4.6	5.8	(1.2)
3-month LIBOR	daily	—	72.3	(72.3)
3-month LIBOR	quarterly	1.5	8.2	(6.7)
1-month LIBOR	monthly	.1	1.5	(1.4)
Non discreet reset(2)	monthly	—	8.2	(8.2)
Non discreet reset(3)	daily/weekly	12.8	—	12.8
Fixed Rate(4)		9.8	8.1	1.7

Total		$152.7	$152.7	$—

(1)	Includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(2)	Consists of asset-backed commercial paper and auction rate securities, which are discount note type instruments that generally roll over monthly.

(3)	Includes restricted and non-restricted cash equivalents and other overnight type instruments.

(4)	Includes receivables/payables, other assets, other liabilities and stockholders’ equity (excluding Series B Preferred Stock).
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

Interest Rate Gap Analysis
      In the table below, the Company’s variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at June 30, 2006 and is not necessarily reflective of positions that existed throughout the period.

	Interest Rate Sensitivity Period

		3 Months
	3 Months	to	6 Months	1 to 2	2 to 5	Over 5
	or Less	6 Months	to 1 Year	Years	Years	Years

Assets
Student loans	$81,373	$626	$213	$6	$58	$3
Other loans	140	51	101	10	3	746
Cash and investments, including restricted	8,041	70	62	586	682	253
Other assets	2,567	90	180	395	647	5,004

Total assets	92,121	837	556	997	1,390	6,006

Liabilities and Stockholders’ Equity
Short-term borrowings	2,072	516	1,213	—	—	—
Long-term borrowings	65,125	268	—	1,384	11,426	12,304
Other liabilities	1,711	—	—	—	—	1,519
Minority interest in subsidiaries	—	—	—	—	—	9
Stockholders’ equity	—	—	—	—	—	4,360

Total liabilities and stockholders’ equity	68,908	784	1,213	1,384	11,426	18,192

Period gap before adjustments	23,213	53	(657)	(387)	(10,036)	(12,186)
Adjustments for Derivatives and Other Financial Instruments
Interest rate swaps	(23,075)	83	(59)	477	10,390	12,184

Total derivatives and other financial instruments	(23,075)	83	(59)	477	10,390	12,184

Period gap	$138	$136	$(716)	$90	$354	$(2)

Cumulative gap	$138	$274	$(442)	$(352)	$2	$—

Ratio of cumulative gap to total assets	.1%	.3%	(.4)%	(.3)%	—%	—%

Weighted Average Life
      The following table reflects the weighted average life for our Managed earning assets and liabilities at June 30, 2006.

	On-Balance	Off-Balance
(Averages in Years)	Sheet	Sheet	Managed

Earning assets
Student loans	9.7	5.5	9.5
Other loans	7.7	—	7.7
Cash and investments	.7	.1	.5

Total earning assets	8.8	5.0	8.6

Borrowings
Short-term borrowings	.5	—	.5
Long-term borrowings	6.9	5.5	6.4

Total borrowings	6.7	5.5	6.3

      In the above table, Treasury receipts, although generally liquid assets, extend the weighted average remaining term to maturity of cash and investments to .5 years. Long-term debt issuances likely to be called by us or putable by the investor have been categorized according to their call or put dates rather than their maturity dates. In recent years the shift in the composition of our FFELP student loan portfolio from Stafford loans to Consolidation Loans has lengthened the Managed weighted average life of the student loan portfolio from 8.2 years at December 31, 2004, to 9.5 years at June 30, 2006.
COMMON STOCK
      The following table summarizes our common share repurchases, issuances and equity forward activity for the three and six months ended June 30, 2006 and 2005.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

(Shares in millions)

Common shares repurchased:
Equity forwards	2.1	3.3	4.5	6.4
Benefit plans(1)	.4	.3	1.3	.6

Total shares repurchased	2.5	3.6	5.8	7.0

Average purchase price per share	$53.93	$48.55	$54.62	$49.46

Common shares issued	1.4	1.8	4.3	3.5

Equity forward contracts:
Outstanding at beginning of period	42.7	46.6	42.7	42.8
New contracts	5.3	8.4	7.7	15.3
Exercises	(2.1)	(3.3)	(4.5)	(6.4)

Outstanding at end of period	45.9	51.7	45.9	51.7

Authority remaining at end of period to repurchase or enter into equity forwards	10.9	20.5	10.9	20.5

(1)	Includes shares withheld from stock option exercises and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

     As of June 30, 2006, the expiration dates and purchase prices for outstanding equity forward contracts were as follows:

Year of Maturity	Outstanding	Range of	Average
(Contracts in millions of shares)	Contracts	Purchase Prices	Purchase Price

2007	.8	$54.74	$54.74
2008	7.3	54.74	54.74
2009	14.7	54.74	54.74
2010	15.0	54.74	54.74
2011	8.1	$51.86-$53.76	53.02

	45.9		$54.44

      The closing price of the Company’s common stock on June 30, 2006 was $52.92.
RECENT DEVELOPMENTS
Upromise, Inc. Acquisition
      On June 1, 2006, the Company announced that it had signed a purchase agreement to acquire Upromise, Inc. (“Upromise”) pending regulatory approvals. Upromise’s popular rewards service — one of the largest rewards marketing coalitions in the U.S. — has more than seven million members who have joined Upromise to save for college when they and their families buy gas or groceries, dine out, or purchase other goods and services from more than 450 participating companies. Upromise is also the largest administrator of direct-to-consumer 529 college savings plans, administering nearly one million college savings accounts and over $10 billion in assets with tax-advantaged 529 investment options through partnerships with seven states. Upromise offers its rewards service members the opportunity to link their Upromise account to a participating 529 plan so that their savings can be transferred automatically into their plan on a periodic basis. Under the terms of the transaction, Upromise will become a wholly owned subsidiary of SLM Corporation. Upromise, which employs approximately 250 individuals, will retain its separate brand identity, management team and operations in Needham, MA. The Company expects to close the acquisition in the third quarter of 2006.
Reauthorization
      On February 8, 2006, the President signed the Higher Education Reconciliation Act of 2005 (“Reconciliation Legislation”). The Reconciliation Legislation was included as Title VIII of the Deficit Reduction Act of 2005 (S. 1932), an omnibus budget bill that cut nearly $40 billion in spending over five years, with $12 billion coming from federal student loan programs. The vast majority of the savings are generated by requiring lenders to rebate Floor Income under the new loans issued after April 1, 2006. The major new student loan provisions include the following, with effective dates generally July 1, 2006 unless otherwise indicated:

•	Lenders rebate Floor Income on new loans after April 1, 2006.

•	Borrower origination fees are gradually reduced to zero in FFELP by 2010, and to one percent in Direct Loan program by 2010.

•	Collection of one percent FFELP guaranty fee is mandated for all guarantors, including those with voluntary flexible agreements, but can be paid on behalf of the borrower by lenders or guarantors.

•	Lender reinsurance is reduced to 99 percent with Exceptional Performer designation for claims filed after July 1, 2006, and 97 percent without designation on loans disbursed after July 1, 2006.

•	“Super 2-Step” and in-school consolidation loopholes will be closed as of July 1, 2006.

•	Recycling of 9.5 percent loans is prohibited for loan holders with more than $100 million in 9.5 percent loans, as of date of enactment, and other 9.5 percent reforms enacted in 2004 are made permanent.

•	The limitation on SAP for PLUS loans made after January 1, 2000 is repealed, effective April 1, 2006.

•	Certain loan limits are increased effective July 1, 2007. For undergraduate students, loan limits are raised for first-year students, from $2,625 to $3,500, and for second-year students, from $3,500 to $4,500. These increases allow students to borrow more over the first four years (from $17,125 to $19,000); the cumulative graduate limit was left unchanged at $23,000. Annual loan limits for unsubsidized Stafford loans are increased from $10,000 to $12,000 for graduate students and from $5,000 to $7,000 for graduate students getting a State teaching certificate or credential and professional coursework (see also “APPENDIX A, FEDERAL FAMILY EDUCATION LOANS PROGRAM — Stafford Loan Program — Loan Limits” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

•	A moratorium on new schools-as-lender is created after April 1, 2006, and additional requirements are created for schools continuing to participate in this program.

•	Graduate students become eligible to take out PLUS loans.

•	Compensation for guarantor collections via loan consolidation is reduced from a maximum of 18.5 percent to 10 percent, along with a cap on the proportion of collection via consolidations. Requirements for collections via loan rehabilitations are made somewhat easier.

•	New grant programs are available for Pell-eligible students.
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
      The Emergency Supplemental Appropriations Act for Defense, the Global War on Terror and Hurricane Recovery, 2006 (the “Appropriations Act”), signed by the President on June 15, 2006, made two changes to the Higher Education Act affecting loan consolidation in the FFELP and FDLP. Of significance, effective for applications received on or after June 15, 2006, the Appropriations Act repealed the single holder rule which required a borrower whose loans were held by a single lender to obtain, in most cases, a Consolidation Loan from that lender. As a result, a borrower with Stafford or PLUS loans may choose their consolidation lender.
      Congress has yet to complete action on the rest of the Higher Education Act reauthorization. On June 30, 2006, the President signed into law P.L. 109-238, another three month extension of the Higher Education Act. Although the House passed its version of the reauthorization, the College Access and Opportunity Act of 2005, on March 30, 2006, the Senate has not yet taken action. It is not clear whether there will enough time in September for the Senate to take up its version of the Higher Education Act reauthorization, S. 1614, but the Company expects that it is unlikely that there will be a completed conference report before another extension will be required at the end of September.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis
      The effect of short-term movements in interest rates on our results of operations and financial position has been limited through our interest rate risk management. The following tables summarize the effect on earnings for the three and six months ended June 30, 2006 and 2005 and the effect on fair values at June 30, 2006 and December 31, 2005, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant.

	Three Months Ended June 30,

	2006				2005

	Interest Rates:				Interest Rates:

	Change from		Change from		Change from		Change from
	Increase of		Increase of		Increase of		Increase of
	100 Basis		300 Basis		100 Basis		300 Basis
	Points		Points		Points		Points

	$	%	$	%	$	%	$	%

(Dollars in millions, except per share amounts)

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(2)	—%	$(9)	(1)%	$6	1%	$10	2%
Unrealized gains (losses) on derivative and hedging activities	101	61	157	96	348	2,973	669	5,712

Increase in net income before taxes	$99	9%	$148	13%	$354	74%	$679	143%

Increase in diluted earnings per common share	$.15	9%	$.23	14%	$.50	75%	$.96	145%

	Six Months Ended June 30,

	2006				2005

	Interest Rates:				Interest Rates:

	Change from		Change from		Change from		Change from
	Increase of		Increase of		Increase of		Increase of
	100 Basis		300 Basis		100 Basis		300 Basis
	Points		Points		Points		Points

	$	%	$	%	$	%	$	%

(Dollars in millions, except per share amounts)

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(7)	(1)%	$(27)	(2)%	$13	2%	$29	4%
Unrealized gains (losses) on derivative and hedging activities	101	80	157	126	348	455	669	874

Increase in net income before taxes	$94	7%	$130	9%	$361	41%	$698	79%

Increase in diluted earnings per common share	$.145	7%	$.221	11%	$.51	45%	$1.01	87%

	At June 30, 2006

		Interest Rates:

		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points

	Fair Value	$	%	$	%

(Dollars in millions)

Effect on Fair Values
Assets
Total FFELP student loans	$77,363	$(118)	—%	$(203)	—%
Private Education Loans	8,335	—	—	—	—
Other earning assets	10,769	(46)	—	(132)	(1)
Other assets	8,883	(300)	(3)	(410)	(5)

Total assets	$105,350	$(464)	—%	$(745)	(1)%

Liabilities
Interest bearing liabilities	$94,467	$(1,432)	(2)%	$(3,580)	(4)%
Other liabilities	3,229	1,007	31	2,876	89

Total liabilities	$97,696	$(425)	—%	$(704)	(1)%

	At December 31, 2005

		Interest Rates:

		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points

	Fair Value	$	%	$	%

(Dollars in millions)

Effect on Fair Values
Assets
Total FFELP student loans	$76,492	$(215)	—%	$(385)	(1)%
Private Education Loans	9,189	—	—	—	—
Other earning assets	9,344	(57)	(1)	(164)	(2)
Other assets	7,429	(292)	(4)	(377)	(5)

Total assets	$102,454	$(564)	(1)%	$(926)	(1)%

Liabilities
Interest bearing liabilities	$92,026	$(1,437)	(2)%	$(3,612)	(4)%
Other liabilities	3,609	975	27	2,863	79

Total liabilities	$95,635	$(462)	—%	$(749)	(1)%

      A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate student loan portfolio with floating rate debt. However, as discussed under “LENDING BUSINESS SEGMENT — Summary of our Managed Student Loan Portfolio — Floor Income — Managed Basis,” we can have a fixed versus floating mismatch in funding if the student loan earns at the fixed borrower rate and the funding remains floating, which results in us earning Floor Income.
      During the three and six months ended June 30, 2006 and 2005, certain FFELP student loans were earning Floor Income and we locked in a portion of that Floor Income through the use of futures and Floor Income Contracts that converted a portion of the fixed rate nature of student loans to variable rate.

These hedging transactions also fixed the relative spread between the student loan asset rate and the variable rate liability.
      In the above table, under the scenario where interest rates increase 100 and 300 basis points, the changes in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our off-balance sheet hedged Consolidation Loan securitizations and the related Embedded Floor Income recognized as part of the gain on sale, which results in a decrease in payments on the written Floor contracts that more than offset impairment losses on the Embedded Floor Income in the Residual Interest; (ii) our unhedged on-balance sheet loans not currently having significant Floor Income due to the recent increase in interest rates, which results in these loans being more variable rate; and (iii) a portion of our fixed rate assets being funded with variable debt. The first item will generally cause income to increase when interest rates increase from a low interest rate environment, whereas, the second and third items will generally offset this increase. In the 100 and 300 basis point scenario for the three and six months ended June 30, 2006, the first two items had little impact allowing the third item to cause a net decrease in income. In the three and six months ended June 30, 2005, the first item had a greater impact than the last item.
      In addition to interest rate risk addressed in the preceding tables, the Company is also exposed to risks related to foreign currency exchange rates and the equity price of its own stock. Foreign currency exchange risk is the result of foreign denominated debt issued by the Company. The Company’s policy is to use cross currency interest rate swaps to swap all foreign denominated debt payments (fixed and floating) to U.S. dollar LIBOR using a fixed exchange rate. In the tables above, there would be an immaterial impact on earnings if exchange rates were to decrease or increase, due to the terms of the hedging instrument and hedged items matching. The balance sheet interest bearing liabilities would be affected by a change in exchange rates, however, the change would be materially offset by the cross currency interest rate swaps in other assets or other liabilities. Equity price risk of the Company’s own stock is due to equity forward contracts used in the Company’s share repurchase program. A hypothetical decrease in the Company’s stock price per share of $5.00 and $10.00 would decrease “unrealized gains (losses) on derivative and hedging activities” by $230 million and $459 million, respectively. In addition to the net income impact, other assets would decrease by the aforementioned amounts. Stock price decreases can also result in the counterparty exercising its right to demand early settlement on a portion of or the total contract depending on trigger prices set in each contract. With the $5.00 and $10.00 decrease in unit stock price above, none of these triggers would be met and no counterparty would have the right to early settlement.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      The Company was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit sought to bring a nationwide class action on behalf of all borrowers who allegedly paid “undisclosed improper and excessive” late fees over the past three years. The plaintiffs sought damages of $1,500 per violation plus punitive damages and claimed that the class consisted of two million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 27, 2003, the Superior Court granted the Company’s motion to dismiss the complaint in its entirety. On March 4, 2004, the District of Columbia Court of Appeals affirmed the Superior Court’s decision granting the Company’s motion to dismiss the complaint, but granted plaintiffs leave to re-plead the first count, which alleged violations of the D.C. Consumer Protection Procedures Act. On September 15, 2004, the plaintiffs filed an amended class action complaint. On October 15, 2004, the Company filed a motion to dismiss the amended complaint with the Superior Court for failure to state a claim and non-compliance with the Court of Appeals’ ruling. On December 27, 2004, the Superior Court granted the Company’s motion to dismiss the plaintiffs’ amended complaint. Plaintiffs appealed the Superior Court’s dismissal order to the Court of Appeals. On June 8, 2006, the Court of Appeals issued an opinion reversing the order of the trial court dismissing the amended complaint. The Court of Appeals did not address the merits of the complaint but concluded that the trial court improperly relied upon facts extrinsic to the complaint. The Company does not believe that it is reasonably likely that a nationwide class will be certified. The Court of Appeals noted in its decision that the plaintiffs failed to file a motion for class certification within the time required by the District of Columbia rules.
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
      The following table summarizes the Company’s common share repurchases during the second quarter of 2006 pursuant to the stock repurchase program (see Note 6, “Stockholders’ Equity,” to the consolidated financial statements) first authorized in September 1997 by the Board of Directors. Since the inception of the program, which has no expiration date, the Board of Directors has authorized the purchase of up to 308 million shares as of June 30, 2006.

				Maximum Number
			Total Number of	of Shares That
			Shares Purchased	May Yet Be
	Total Number	Average Price	as Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
	Purchased(1)	Share	or Programs	Programs(2)

(Common shares in millions)

Period:
April 1 - April 30, 2006	2.1	$54.70	2.1	13.2
May 1 - May 31, 2006	.4	49.25	—	10.9
June 1 - June 30, 2006	—	—	—	10.9

Total second quarter	2.5	$53.93	2.1

(1)	The total number of shares purchased includes: i) shares purchased under the stock repurchase program discussed above, and ii) shares purchased in connection with the exercise of stock options and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs (which combined totaled .4 million shares for the second quarter of 2006).

(2)	Reduced by outstanding equity forward contracts.

Item 3.	Defaults Upon Senior Securities
      Nothing to report.

Item 4.	Submission of Matters to a Vote of Security Holders
      At the Company’s annual meeting of shareholders held on May 18, 2006, the following proposals were approved by the margins indicated:
      1. To elect 14 directors to serve on the Company’s Board of Directors for one-year terms or until their successors are elected and qualified:

	Number of Shares

	Votes For	Votes Withheld

Ann Torre Bates	363,780,517	2,481,411
Charles L. Daley	356,206,952	10,054,976
William M. Diefenderfer, III	363,713,812	2,548,116
Thomas J. Fitzpatrick	356,393,788	9,868,140
Diane Suitt Gilleland	356,335,359	9,926,569
Earl A. Goode	363,817,037	2,444,891
Ronald F. Hunt	330,148,606	36,113,322
Benjamin J. Lambert, III	356,331,661	9,930,267
Albert L. Lord	356,248,185	10,013,743
Barry A. Munitz	363,689,275	2,572,653
A. Alexander Porter, Jr.	356,265,780	9,996,148
Wolfgang Schoellkopf	363,601,920	2,660,008
Steven L. Shapiro	356,345,578	9,916,350
Barry L. Williams	359,247,674	7,014,254

      2. To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for 2006:

Number of Shares

Votes For	Votes Against	Abstain

363,594,771	471,061	2,196,096

Item 5.	Other Information
      The diluted EPS of $1.52 reported in this Form 10-Q for the quarter ended June 30, 2006, reflects a change in the calculation of diluted shares under the reverse treasury stock method and corrects the information previously reported in the Company’s second quarter 2006 press release filed on Form 8-K on July 20, 2006, as described in Note 7 to the Notes to Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

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
Date: August 8, 2006