Form 10-Q
period 2006-09-30
SLM CORP
filed 2006-11-07
CIK 1032033

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006 or
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

Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2006
Voting common stock, $.20 par value	408,760,194 shares

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

Consolidation Loans—Under both the Federal Family Education Loan Program (“FFELP”) and the William D. Ford Federal Direct Student Loan Program (“FDLP”), borrowers with eligible student loans may consolidate them into one note with one lender and convert the variable interest rates on the loans being consolidated into a fixed rate for the life of the loan. The new note is considered a Consolidation Loan. Typically a borrower can consolidate his student loans only once unless the borrower has another eligible loan to consolidate with the existing Consolidation Loan. The borrower rate on a Consolidation Loan is fixed for the term of the loan and is set by the weighted average interest rate of the loans being consolidated, rounded up to the nearest 1/8th of a percent, not to exceed 8.25 percent. In low interest rate environments, Consolidation Loans provide an attractive refinancing opportunity to certain borrowers because they allow borrowers to consolidate variable rate loans into a long-term fixed rate loan. Holders of Consolidation Loans are eligible to earn interest under the Special Allowance Payment (“SAP”) formula (see definition below).

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

“Core Earnings”—In accordance with the Rules and Regulations of the Securities and Exchange Commission (“SEC”), we prepare financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In addition to evaluating the Company’s GAAP- based financial information, management evaluates the Company’s business segments on a basis that, as allowed under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” differs from GAAP. We refer to management’s basis of evaluating our segment results as “Core Earnings” presentations for each business segment and we refer to these performance measures in our presentations with credit rating agencies and lenders. While “Core Earnings” results are not a substitute for reported results under GAAP, we rely on “Core Earnings” performance measures in operating each business segment because we believe these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.

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

See “NOTE 11 TO THE CONSOLIDATED FINANCIAL STATEMENTS—Segment Reporting” and “MANAGEMENT’S DISCUSSION AND ANALYSIS—BUSINESS SEGMENTS—Limitations of ‘Core Earnings’ ” for further discussion of the differences between “Core Earnings” and GAAP, as well as reconciliations between “Core Earnings” and GAAP.

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

Exceptional Performer (“EP”) Designation—The EP designation is determined by ED in recognition of a servicer meeting certain performance standards set by ED in servicing FFELP loans. Upon receiving the EP designation, the EP servicer receives 99 percent reimbursement on default claims (100 percent reimbursement on default claims filed before July 1, 2006) on federally guaranteed student loans for all loans serviced for a period of at least 270 days before the date of default and will no longer be subject to the three percent Risk Sharing (see definition below) on these loans. The EP servicer is entitled to receive this benefit as long as it remains in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria. The annual assessment is in part based upon subjective factors which alone may form the basis for an ED determination to withdraw the designation. If the designation is withdrawn, the three percent Risk Sharing may be applied retroactively to the date of the occurrence that resulted in noncompliance.

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

Floor Income—FFELP student loans generally earn interest at the higher of a floating rate based on the Special Allowance Payment or SAP formula (see definition below) set by ED and the borrower rate, which is fixed over a period of time. We generally finance our student loan portfolio with floating rate debt over all interest rate levels. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, our student loans earn at a fixed rate while the interest on our floating rate debt continues to decline. In these interest rate environments, we earn additional spread income that we refer to as Floor Income. Depending on the type of the student loan and when it was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. As a result, for loans where the borrower rate is fixed to term, we may earn Floor Income for an extended period of time, and for those loans where the borrower interest rate is reset annually on July 1, we may earn Floor Income to the next reset date. In accordance with new legislation enacted in 2006, lenders are required to rebate Floor Income to ED for all new FFELP loans disbursed on or after April 1, 2006.

The following example shows the mechanics of Floor Income for a typical fixed rate Consolidation Loan originated between July 1, 2006 and June 30, 2007 (with a commercial paper-based SAP spread of 2.64 percent):

Fixed Borrower Rate	7.25%
SAP Spread over Commercial Paper Rate	(2.64)%
Floor Strike Rate(1)	4.61%

(1)                The interest rate at which the underlying index (Treasury bill or commercial paper) plus the fixed SAP spread equals the fixed borrower rate. Floor Income is earned anytime the interest rate of the underlying index declines below this rate.

Based on this example, if the quarterly average commercial paper rate is over 4.61 percent, the holder of the student loan will earn at a floating rate based on the SAP formula, which in this example is a fixed spread to commercial paper of 2.64 percent. On the other hand, if the quarterly average commercial paper rate is below 4.61 percent, the SAP formula will produce a rate below the fixed borrower rate of 7.25 percent and the loan holder earns at the borrower rate of 7.25 percent. The difference between the fixed borrower rate and the lender’s expected yield based on the SAP formula is referred to as Floor Income. Our student loan assets are generally funded with floating rate debt, so when student loans are earning at the fixed borrower rate, decreases in interest rates may increase Floor Income.

Graphic Depiction of Floor Income:

Floor Income Contracts—We enter into contracts with counterparties under which, in exchange for an upfront fee representing the present value of the Floor Income that we expect to earn on a notional amount of underlying student loans being economically hedged, we will pay the counterparties the Floor Income earned on that notional amount over the life of the Floor Income Contract. Specifically, we agree to pay the counterparty the difference, if positive, between the fixed borrower rate less the SAP (see definition below) spread and the average of the applicable interest rate index on that notional amount, regardless of the actual balance of underlying student loans, over the life of the contract. The contracts generally do not extend over the life of the underlying student loans. This contract effectively locks in the amount of Floor Income we will earn over the period of the contract. Floor Income Contracts are not considered effective hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and each quarter we must record the change in fair value of these contracts through income.

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

Private Education Loans—Education loans to students or parents of students that are not guaranteed or reinsured under the FFELP or any other federal or private student loan program. Private Education Loans include loans for traditional higher education, undergraduate and graduate degrees, and for alternative education, such as career training, private kindergarten through secondary education schools and tutorial schools. Traditional higher education loans have repayment terms similar to FFELP loans, whereby repayments begin after the borrower leaves school. Repayment for alternative education or career training loans generally begins immediately.

Privatization Act—The Student Loan Marketing Association Reorganization Act of 1996.

Reconciliation Legislation—The Higher Education Reconciliation Act of 2005, which reauthorized the student loan programs of the HEA and generally became effective as of July 1, 2006.

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

Risk Sharing—When a FFELP loan defaults, the federal government guarantees 97 percent of the principal balance (98 percent on loans disbursed before July 1, 2006) plus accrued interest and the holder of the loan generally must absorb the three percent (two percent before July 1, 2006) not guaranteed as a Risk Sharing loss on the loan. FFELP student loans acquired after October 1, 1993 are subject to Risk Sharing on loan default claim payments unless the default results from the borrower’s death, disability or bankruptcy. FFELP loans serviced by a servicer that has EP designation (see definition above) from ED and are subject to one-percent Risk Sharing for claims filed after July 1, 2006.

Special Allowance Payment (“SAP”)—FFELP student loans originated prior to July 1, 2006 generally earn interest at the greater of the borrower rate or a floating rate determined by reference to the average of the applicable floating rates (91-day Treasury bill rate or commercial paper) in a calendar quarter, plus a fixed spread that is dependent upon when the loan was originated and the loan’s repayment status. If the resulting floating rate exceeds the borrower rate, ED pays the difference directly to us. This payment is referred to as the Special Allowance Payment or SAP and the formula used to determine the floating rate is the SAP formula. We refer to the fixed spread to the underlying index as the SAP spread. SAP is available on variable rate PLUS Loans and SLS Loans only if the variable rate, which is reset annually, exceeds the applicable maximum borrower rate. Effective for SAP made after April 1, 2006, this limitation on SAP for PLUS loans disbursed on and after January 1, 2000 is repealed.

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

SLM CORPORATION
FORM 10-Q
INDEX
September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
FFELP Stafford and Other Student Loans (net of allowance for losses of $7,649 and $6,311, respectively)	$22,613,604	$19,988,116
Consolidation Loans (net of allowance for losses of $10,720 and $8,639, respectively)	57,201,754	54,858,676
Private Education Loans (net of allowance for losses of $274,974 and $204,112, respectively)	8,222,400	7,756,770
Other loans (net of allowance for losses of $18,327 and $16,180, respectively)	1,257,252	1,137,987
Investments
Available-for-sale	1,719,526	2,095,191
Other	139,361	273,808
Total investments	1,858,887	2,368,999
Cash and cash equivalents	2,389,752	2,498,655
Restricted cash and investments	3,957,535	3,300,102
Retained Interest in off-balance sheet securitized loans	3,613,376	2,406,222
Goodwill and acquired intangible assets, net	1,333,123	1,105,104
Other assets	4,605,014	3,918,053
Total assets	$107,052,697	$99,338,684
Liabilities
Short-term borrowings	$3,669,842	$3,809,655
Long-term borrowings	94,816,563	88,119,090
Other liabilities	4,053,931	3,609,332
Total liabilities	102,540,336	95,538,077
Commitments and contingencies
Minority interest in subsidiaries	9,338	9,182
Stockholders’ equity
Preferred stock, par value $.20 per share, 20,000 shares authorized; Series A: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share; Series B: 4,000 and 4,000 shares issued, respectively, at stated value of $100 per share	565,000	565,000
Common stock, par value $.20 per share, 1,125,000 shares authorized; 431,590 and 426,484 shares issued, respectively	86,318	85,297
Additional paid-in capital	2,490,851	2,233,647
Accumulated other comprehensive income (net of tax of $244,438 and $197,834, respectively)	460,527	367,910
Retained earnings	1,928,204	1,111,743
Stockholders’ equity before treasury stock	5,530,900	4,363,597
Common stock held in treasury at cost: 22,229 and 13,347 shares, respectively	1,027,877	572,172
Total stockholders’ equity	4,503,023	3,791,425
Total liabilities and stockholders’ equity	$107,052,697	$99,338,684

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:
FFELP Stafford and Other Student Loans	$364,621	$270,444	$1,000,211	$699,687
Consolidation Loans	916,091	676,820	2,579,017	1,739,670
Private Education Loans	254,747	173,467	729,796	429,892
Other loans	24,550	21,614	71,398	61,813
Cash and investments	141,083	70,541	361,847	186,835
Total interest income	1,701,092	1,212,886	4,742,269	3,117,897
Interest expense:
Short-term debt	57,414	47,409	162,172	125,627
Long-term debt	1,305,857	780,713	3,497,950	1,930,958
Total interest expense	1,363,271	828,122	3,660,122	2,056,585
Net interest income	337,821	384,764	1,082,147	1,061,312
Less: provisions for losses	67,242	12,217	194,957	137,688
Net interest income after provisions for losses	270,579	372,547	887,190	923,624
Other income:
Gains on student loan securitizations	201,132	—	902,417	311,895
Servicing and securitization revenue	187,082	(16,194)	368,855	276,698
Losses on securities, net	(13,427)	(43,030)	(24,899)	(56,976)
Gains (losses) on derivative and hedging activities, net	(130,855)	316,469	(94,875)	176,278
Guarantor servicing fees	38,848	35,696	99,011	93,922
Debt management fees	122,556	92,727	304,329	261,068
Collections revenue	57,913	41,772	181,951	118,536
Other	87,923	74,174	234,380	206,187
Total other income	551,172	501,614	1,971,169	1,387,608
Operating expenses:
Salaries and benefits	179,910	162,897	523,977	461,165
Other	173,584	129,064	469,428	380,500
Total operating expenses	353,494	291,961	993,405	841,665
Income before income taxes and minority interest in net earnings of subsidiaries	468,257	582,200	1,864,954	1,469,567
Income taxes	203,686	149,821	722,559	512,860
Income before minority interest in net earnings of subsidiaries	264,571	432,379	1,142,395	956,707
Minority interest in net earnings of subsidiaries	1,099	1,029	3,544	5,458
Net income	263,472	431,350	1,138,851	951,249
Preferred stock dividends	9,221	7,288	26,309	14,071
Net income attributable to common stock	$254,251	$424,062	$1,112,542	$937,178
Basic earnings per common share	$.62	$1.02	$2.71	$2.24
Average common shares outstanding	410,034	417,235	411,212	419,205
Diluted earnings per common share	$.60	$.95	$2.56	$2.10
Average common and common equivalent shares outstanding	449,841	458,798	452,012	461,222
Dividends per common share	$.25	$.22	$.72	$.63

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Accumulated
Other
Preferred						Additional	Comprehensive			Total
Stock	Common Stock Shares			Preferred	Common	Paid-In	Income	Retained	Treasury	Stockholders’
Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	(Loss)	Earnings	Stock	Equity
Balance at June 30, 2005	7,300,000	486,706,143	(66,531,905)	420,174,238	$565,000	$97,341	$2,035,676	$473,121	$2,862,730	$(2,382,130)	$3,651,738
Comprehensive income:
Net income									431,350		431,350
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(68,680)			(68,680)
Change in unrealized gains (losses) on derivatives, net of tax								3,327			3,327
Comprehensive income											365,997
Cash dividends:
Common stock ($.22 per share)									(91,758)		(91,758)
Preferred stock, series A ($.87 per share)									(2,886)		(2,886)
Preferred stock, series B ($1.12 per share)									(4,244)		(4,244)
Issuance of common shares		1,818,734	8,409	1,827,143		364	58,205			487	59,056
Preferred stock issuance costs and related amortization							68		(158)		(90)
Tax benefit related to employee stock option and purchase plans							14,012				14,012
Repurchase of common shares:
Equity forwards:
Exercise cost, cash			(2,936,023)	(2,936,023)						(148,181)	(148,181)
(Gain) loss on settlement			—	—						2,554	2,554
Benefit plans			(467,626)	(467,626)						(22,400)	(22,400)
Balance at September 30, 2005	7,300,000	488,524,877	(69,927,145)	418,597,732	$565,000	$97,705	$2,107,961	$407,768	$3,195,034	$(2,549,670)	$3,823,798
Balance at June 30, 2006	7,300,000	430,753,515	(19,078,488)	411,675,027	$565,000	$86,151	$2,440,565	$370,204	$1,775,948	$(878,100)	$4,359,768
Comprehensive income:
Net income									263,472		263,472
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								98,168			98,168
Change in unrealized gains (losses) on derivatives, net of tax								(7,845)			(7,845)
Comprehensive income											353,795
Cash dividends:
Common stock ($.25 per share)									(101,995)		(101,995)
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)
Preferred stock, series B ($1.54 per share)									(6,183)		(6,183)
Issuance of common shares		836,344	4,996	841,340		167	43,428			259	43,854
Preferred stock issuance costs and related amortization							163		(163)		—
Tax benefit related to employee stock option and purchase plans							6,695				6,695
Repurchase of common shares:
Open market repurchases			(2,159,827)	(2,159,827)						(100,000)	(100,000)
Equity forwards:
Exercise cost, cash			(861,576)	(861,576)						(47,163)	(47,163)
(Gain) loss on settlement			—	—						3,826	3,826
Benefit plans			(134,033)	(134,033)						(6,699)	(6,699)
Balance at September 30, 2006	7,300,000	431,589,859	(22,228,928)	409,360,931	$565,000	$86,318	$2,490,851	$460,527	$1,928,204	$(1,027,877)	$4,503,023

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

Preferred Stock	Common Stock Shares			Preferred	Common	Additional Paid-In	Accumulated Other Comprehensive Income	Retained	Treasury	Total Stockholders’
Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	(Loss)	Earnings	Stock	Equity

Balance at December 31, 2004	3,300,000	483,266,408	(59,634,019)	423,632,389	$165,000	$96,654	$1,905,460	$440,672	$2,521,740	$(2,027,222)	$3,102,304
Comprehensive income:
Net income									951,249		951,249
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(37,936)			(37,936)
Change in unrealized gains (losses) on derivatives, net of tax								5,032			5,032
Comprehensive income											918,345
Cash dividends:
Common stock ($.63 per share)									(263,884)		(263,884)
Preferred stock, series A ($2.61 per share)									(8,636)		(8,636)
Preferred stock, series B ($1.12 per share)									(5,239)		(5,239)
Issuance of common shares		5,258,469	73,406	5,331,875		1,051	169,065			3,762	173,878
Issuance of preferred shares	4,000,000				400,000						400,000
Preferred stock issuance costs and related amortization							(2,894)		(196)		(3,090)
Tax benefit related to employee stock option and purchase plans							36,330				36,330
Repurchase of common shares:
Equity forwards:
Exercise cost, cash			(9,405,676)	(9,405,676)						(468,267)	(468,267)
(Gain) loss on settlement			—	—						(11,276)	(11,276)
Benefit plans			(960,856)	(960,856)						(46,667)	(46,667)
Balance at September 30, 2005	7,300,000	488,524,877	(69,927,145)	418,597,732	$565,000	$97,705	$2,107,961	$407,768	$3,195,034	$(2,549,670)	$3,823,798
Balance at December 31, 2005	7,300,000	426,483,527	(13,346,717)	413,136,810	$565,000	$85,297	$2,233,647	$367,910	$1,111,743	$(572,172)	$3,791,425
Comprehensive income:
Net income									1,138,851		1,138,851
Other comprehensive income, net of tax: Change in unrealized gains (losses) on investments, net of tax								91,356			91,356
Change in unrealized gains (losses) on derivatives, net of tax								1,256			1,256
Minimum pension liability adjustment								5			5
Comprehensive income											1,231,468
Cash dividends:
Common stock ($.72 per share)									(296,081)		(296,081)
Preferred stock, series A ($2.61 per share)									(8,625)		(8,625)
Preferred stock, series B ($4.28 per share)									(17,200)		(17,200)
Issuance of common shares		5,106,332	58,745	5,165,077		1,021	212,066			3,234	216,321
Preferred stock issuance costs and related amortization							484		(484)		—
Tax benefit related to employee stock option and purchase plans							44,654				44,654
Repurchase of common shares:
Open market repurchases			(2,159,827)	(2,159,827)						(100,000)	(100,000)
Equity forwards:
Exercise cost, cash			(5,395,979)	(5,395,979)						(295,376)	(295,376)
(Gain) loss on settlement			—	—						10,907	10,907
Benefit plans			(1,385,150)	(1,385,150)						(74,470)	(74,470)
Balance at September 30, 2006	7,300,000	431,589,859	(22,228,928)	409,360,931	$565,000	$86,318	$2,490,851	$460,527	$1,928,204	$(1,027,877)	$4,503,023

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Operating activities
Net income	$1,138,851	$951,249
Adjustments to reconcile net income to net cash used in operating activities:
Gains on student loan securitizations	(902,417)	(311,895)
Losses on securities, net	24,899	56,976
Unrealized (gains)/losses on derivative and hedging activities, excluding equity forwards	(193,972)	(420,878)
Unrealized (gains)/losses on derivative and hedging activities—equity forwards	181,616	(64,519)
Provisions for losses	194,957	137,688
Minority interest, net	(5,639)	(6,714)
Mortgage loans originated	(1,030,296)	(1,335,468)
Proceeds from sales of mortgage loans	1,052,750	1,239,425
(Increase) in restricted cash	(587,724)	(279,814)
(Increase) in accrued interest receivable	(722,659)	(469,714)
Increase in accrued interest payable	167,418	82,764
Adjustment for non-cash (income)/loss related to Retained Interest	147,839	194,231
Decrease in other assets, goodwill and acquired intangible assets, net	144,974	153,860
Increase in other liabilities	332,889	594,256
Total adjustments	(1,195,365)	(429,802)
Net cash (used in) provided by operating activities	(56,514)	521,447
Investing activities
Student loans acquired	(27,072,346)	(23,108,450)
Loans purchased from securitized trusts (primarily loan consolidations)	(5,903,077)	(7,459,199)
Reduction of student loans:
Installment payments	7,019,033	4,909,516
Claims and resales	827,142	768,328
Proceeds from securitization of student loans treated as sales	19,521,365	9,045,932
Proceeds from sales of student loans	94,578	166,471
Other loans originated	(1,302,201)	(346,473)
Other loans repaid	1,159,201	393,838
Purchases of available-for-sale securities	(58,867,668)	(50,629,556)
Proceeds from sales of available-for-sale securities	3,428	983,469
Proceeds from maturities of available-for-sale securities	59,374,975	50,764,290
Purchases of held-to-maturity and other securities	(559,098)	(713,852)
Proceeds from maturities of held-to-maturity securities and other securities	650,480	685,132
Return of investment from Retained Interest	66,781	161,183
Purchase of subsidiaries, net of cash acquired	(289,162)	(178,844)
Net cash used in investing activities	(5,276,569)	(14,558,215)
Financing activities
Short-term borrowings issued	15,858,049	56,745,936
Short-term borrowings repaid	(15,860,749)	(56,834,645)
Long-term borrowings issued	7,698,469	8,286,865
Long-term borrowings repaid	(4,494,881)	(4,957,066)
Borrowings collateralized by loans in trust issued	6,203,019	9,808,399
Borrowings collateralized by loans in trust—activity	(3,631,741)	(627,003)
Excess tax benefit from the exercise of stock-based awards	27,445	—
Common stock issued	216,321	173,878
Common stock repurchased	(469,846)	(514,934)
Common dividends paid	(296,081)	(263,884)
Preferred stock issued	—	396,910
Preferred dividends paid	(25,825)	(13,875)
Net cash provided by financing activities	5,224,180	12,200,581
Net decrease in cash and cash equivalents	(108,903)	(1,836,187)
Cash and cash equivalents at beginning of period	2,498,655	3,395,487
Cash and cash equivalents at end of period	$2,389,752	$1,559,300
Cash disbursements made for:
Interest	$3,117,085	$1,701,632
Income taxes	$574,220	$234,962

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1. Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of SLM Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results for the year ending December 31, 2006. The consolidated balance sheet at December 31, 2005, as presented, was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2005 Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and nine months ended September 30, 2005 to be consistent with classifications adopted for 2006.

Recently Issued Accounting Pronouncements

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements Nos. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for the Company’s fiscal year ending December 31, 2006. The Company does not expect the adoption of SFAS No. 158 to have a material impact on its financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1. Significant Accounting Policies (Continued)

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value within GAAP, and expands disclosures about fair value measurements. This statement applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, this statement does not change which types of instruments are carried at fair value, but rather establishes the framework for measuring fair value. The Company is currently evaluating the potential impact of SFAS No. 157 on its financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The Company does not expect the adoption of SAB No. 108 to have a material impact on its financial statements.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which amends SFAS No. 109, “Accounting for Income Taxes.” This statement will be effective for the Company beginning January 1, 2007.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1. Significant Accounting Policies (Continued)

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140. This statement will be effective for the Company beginning January 1, 2007.

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

The Company continues to assess the impact of adopting SFAS No. 155 on the Company’s financial statements. There have been varying interpretations as to how SFAS No. 155 may impact the accounting related to Residual Interests. Specifically, the standard may require the Company to separately record embedded derivatives that may be within the Company’s Residual Interest. The standard as currently written would only require prospective application in 2007 for new securitizations, and would not apply to the Company’s current Residual Interest portfolio. The FASB plans to release clarifying guidance in early 2007.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
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

Using the modified prospective transition method of SFAS No. 123(R), the Company’s compensation cost in the nine months ended September 30, 2006 includes: 1) compensation cost related to the remaining unvested portion of all share-based payments granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R), the Company’s earnings before income taxes for the three and nine months ended September 30, 2006 were $15 million and $48 million lower, respectively, than if it had continued to account for stock-based compensation under APB No. 25, and net earnings were $10 million and $30 million lower, respectively.

SFAS No. 123(R) requires that the excess (i.e., windfall) tax benefits from tax deductions on the exercise of share-based payments exceeding the deferred tax assets from the cumulative compensation cost previously recognized be classified as cash inflows from financing activities in the consolidated statement of cash flows. Prior to the adoption of SFAS No. 123(R), the Company presented all excess tax benefits resulting from the exercise of share-based payments as operating cash flows. The excess tax benefit for the three and nine months ended September 30, 2006 was $4 million and $27 million, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1. Significant Accounting Policies (Continued)

The following table provides pro forma net income and earnings per share had the Company applied the fair value method of SFAS No. 123(R) for the three and nine months ended September 30, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income:
Reported net income attributable to common stock	$424,062	$937,178
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(9,081)	(29,670)
Pro forma net income attributable to common stock	$414,981	$907,508
Earnings per common share:
Reported basic earnings per common share	$1.02	$2.24
Pro forma basic earnings per common share	$.99	$2.16
Reported diluted earnings per common share	$.95	$2.10
Pro forma diluted earnings per common share	$.93	$2.04

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

The following table summarizes changes in the allowance for student loan losses for both the Private Education Loan and federally insured student loan portfolios for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Allowance at beginning of period	$268,562	$233,518	$219,062	$179,664
Provisions for student loan losses	61,864	8,908	184,480	127,425
Charge-offs	(37,954)	(48,624)	(108,107)	(116,914)
Recoveries	5,652	5,157	18,081	14,670
Net charge-offs	(32,302)	(43,467)	(90,026)	(102,244)
Balance before reductions for student loan sales and securitizations	298,124	198,959	313,516	204,845
Reductions for student loan sales and securitizations	(4,781)	—	(20,173)	(5,886)
Allowance at end of period	$293,343	$198,959	$293,343	$198,959

In addition to the provisions for student loan losses, provisions for losses on other Company loans totaled $5 million and $3 million for the three months ended September 30, 2006 and 2005, respectively and $10 million for both the nine months ended September 30, 2006 and 2005, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2. Allowance for Student Loan Losses (Continued)

The following table summarizes changes in the allowance for student loan losses for Private Education Loans for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(Dollars in millions)
Allowance at beginning of period	$252	$228	$204	$172
Provision for Private Education Loan losses	58	56	175	135
Change in estimate	—	—	—	40
Change in recovery estimate	—	(49)	—	(49)
Total provision	58	7	175	126
Charge-offs	(37)	(47)	(105)	(113)
Recoveries	6	5	18	14
Net charge-offs	(31)	(42)	(87)	(99)
Balance before securitization of Private Education Loans	279	193	292	199
Reduction for securitization of Private Education Loans	(4)	—	(17)	(6)
Allowance at end of period	$275	$193	$275	$193
Net charge-offs as a percentage of average loans in repayment (annualized)	3.19%	5.35%	3.06%	4.37%
Allowance as a percentage of the ending total loan balance	3.24%	2.34%	3.24%	2.34%
Allowance as a percentage of ending loans in repayment	6.91%	6.00%	6.91%	6.00%
Allowance coverage of net charge-offs (annualized)	2.22	1.15	2.35	1.46
Average total loans	$8,079	$7,193	$8,348	$6,615
Ending total loans	$8,497	$8,272	$8,497	$8,272
Average loans in repayment	$3,879	$3,150	$3,821	$3,031
Ending loans in repayment	$3,980	$3,220	$3,980	$3,220

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2. Allowance for Student Loan Losses (Continued)

Delinquencies

The table below presents the Company’s Private Education Loan delinquency trends as of September 30, 2006, December 31, 2005 and September 30, 2005. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	September 30, 2006		December 31, 2005		September 30, 2005
	Balance	%	Balance	%	Balance	%
(Dollars in millions)
Loans in-school/grace/deferment(1)	$4,497		$4,301		$5,042
Loans in forbearance(2)	341		303		311
Loans in repayment and percentage of each status:
Loans current	3,462	87.0%	3,311	90.4%	2,873	89.2%
Loans delinquent 31-60 days(3)	209	5.3	166	4.5	145	4.5
Loans delinquent 61-90 days(3)	121	3.0	77	2.1	75	2.3
Loans delinquent greater than 90 days(3)	188	4.7	108	3.0	127	4.0
Total Private Education Loans in repayment	3,980	100%	3,662	100%	3,220	100%
Total Private Education Loans, gross	8,818		8,266		8,573
Private Education Loan unamortized discount	(321)		(305)		(301)
Total Private Education Loans	8,497		7,961		8,272
Private Education Loan allowance for losses	(275)		(204)		(193)
Private Education Loans, net	$8,222		$7,757		$8,079
Percentage of Private Education Loans in repayment	45.1%		44.3%		37.6%
Delinquencies as a percentage of Private Education Loans in repayment	13.0%		9.6%		10.8%

(1)                Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)                Loans for borrowers who have requested extension of grace period or who have temporarily ceased making full payments due to hardship or other factors. When loans exit forbearance status and enter repayment, they are initially included in current status.

(3)                The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3. Goodwill and Acquired Intangible Assets

Intangible assets include the following:

	Average	As of September 30, 2006
	Amortization Period	Gross	Accumulated Amortization	Net
(Dollars in millions)
Intangible assets subject to amortization:
Customer, services, and lending relationships	11 years	$384	$(99)	$285
Tax exempt bond funding(1)	10 years	67	(57)	10
Software and technology	7 years	80	(59)	21
Non-compete agreements	2 years	10	(9)	1
Total		541	(224)	317
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	78	—	78
Total acquired intangible assets		$619	$(224)	$395

	Average	As of December 31, 2005
	Amortization Period	Gross	Accumulated Amortization	Net
(Dollars in millions)
Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$256	$(76)	$180
Tax exempt bond funding(1)	10 years	67	(25)	42
Software and technology	7 years	80	(51)	29
Non-compete agreements	2 years	11	(8)	3
Total		414	(160)	254
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	78	—	78
Total acquired intangible assets		$492	$(160)	$332

(1)                In connection with the Company’s acquisition of Southwest Student Services Corporation and Washington Transferee Corporation, the Company acquired certain tax exempt bonds that enable the Company to earn a 9.5 percent Special Allowance Payment (“SAP”) rate on student loans funded by those bonds in indentured trusts. During the third quarter of 2006, the Company recognized an intangible impairment of $21 million due to changes in projected interest rates used to initially value the intangible asset and to a regulatory change that restricts the loans on which the Company is entitled to earn a 9.5 percent yield. The impaired intangible asset is reported in the lending segment and the impairment charge was recorded to amortization expense, which is included in other operating expenses in the Consolidated Statement of Income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3. Goodwill and Acquired Intangible Assets (Continued)

The Company recorded intangible impairment and amortization of acquired intangibles totaling $37 million and $16 million for the three months ended September 30, 2006 and 2005, respectively, and $68 million and $45 million for the nine months ended September 30, 2006 and 2005, respectively. In the third quarter of 2006, the Company recognized an intangible impairment of $21 million due to an increase in borrower interest rates since the July 1, 2006 reset and to a regulatory change to its 9.5 percent SAP loans.

A summary of changes in the Company’s goodwill by reportable segment (see Note 11, “Segment Reporting”) is as follows:

	December 31, 2005	Adjustments	September 30, 2006
(Dollars in millions)
Lending	$410	$(4)	$406
Debt Management Operations	299	6	305
Corporate and Other	64	164	228
Total	$773	$166	$939

Acquisitions are accounted for under the purchase method of accounting as defined in SFAS No. 141, “Business Combinations.” The Company allocates the purchase price to the fair value of the acquired tangible assets, liabilities and identifiable intangible assets as of the acquisition date as determined by an independent appraiser. Goodwill associated with the Company’s acquisitions is reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” addressed further in Note 2, “Significant Accounting Policies,” within the Company’s 2005 Annual Report on Form 10-K.

On August 23, 2006, the Company acquired Upromise, Inc. for approximately $309 million including cash consideration and certain acquisition costs. Upromise markets and administers saving-for-college plans and also provides administration services for college savings plans. The excess purchase price over the fair value of net assets acquired, or goodwill, is estimated to be $164 million.

On August 31, 2005, the Company acquired 100 percent controlling interest in GRP/AG Holdings, LLC and its subsidiaries (collectively, “GRP”) for a purchase price of approximately $137 million including cash consideration and certain acquisition costs. GRP engages in the acquisition and resolution of distressed residential mortgage loans and foreclosed residential properties. In the third quarter of 2006, the Company finalized its purchase price allocation for GRP, which resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of $53 million.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3. Goodwill and Acquired Intangible Assets (Continued)

On December 22, 2005, the Company acquired an additional 12 percent interest in Arrow Financial Services (“AFS”) for a purchase price of approximately $59 million, increasing the Company’s total purchase price for its 76 percent controlling interest in AFS to approximately $226 million including cash consideration and certain acquisition costs. AFS is a full-service, accounts receivable management company that purchases charged-off debt, conducts contingency collection work and performs third-party receivables servicing across a number of consumer asset classes. Under the terms of the August 31, 2004 initial purchase agreement, the Company has the option to purchase the remaining minority interest in AFS over the next two-year period.

The Company finalized its purchase price allocation for its initial acquisition of 64 percent interest in AFS as well as its December 2005 acquisition of an additional 12 percent interest in AFS, which resulted in an aggregate excess purchase price over the fair value of net assets acquired, or goodwill, of $162 million for the total AFS acquisition.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4. Student Loan Securitization (Continued)

The following table summarizes the Company’s securitization activity for the three and nine months ended September 30, 2006 and 2005. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on balance sheet.

	Three Months Ended September 30,
	2006				2005
	No. of Transactions	Loan Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Loan Amount Securitized	Pre-Tax Gain	Gain %
(Dollars in millions)
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
Consolidation Loans	2	4,001	19	.5	—	—	—	—
Private Education Loans	1	1,088	182	16.7	—	—	—	—
Total securitizations—sales	3	5,089	$201	4.0%	—	—	$—	—%
Consolidation Loans(1)	1	3,001			3	7,276
Total securitizations—financings	1	3,001			3	7,276
Total securitizations	4	$8,090			3	$7,276

	Nine Months Ended September 30,
	2006				2005
	No. of Transactions	Loan Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Loan Amount Securitized	Pre-Tax Gain	Gain %
(Dollars in millions)
FFELP Stafford/PLUS loans	2	$5,004	$17	.3%	2	$3,530	$50	1.4%
Consolidation Loans	4	9,503	55	.6	2	4,011	31	.8
Private Education Loans	3	5,088	830	16.3	1	1,505	231	15.3
Total securitizations—sales	9	19,595	$902	4.6%	5	9,046	$312	3.4%
Consolidation Loans(1)	2	6,002			4	9,502
Total securitizations—financings	2	6,002			4	9,502
Total securitizations	11	$25,597			9	$18,548

(1)                In certain Consolidation Loan securitizations there are certain terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as variable interest entities (“VIEs”). The terms that are present within these structures that prevent sale treatment are: (1) the Company may hold certain rights that can affect the remarketing of certain bonds, (2) the trust may enter into interest rate cap agreements after the initial settlement of the securitization which do not relate to the reissuance of third party beneficial interests and (3) the Company may hold an unconditional call option related to a certain percentage of the securitized assets.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4. Student Loan Securitization (Continued)

Key economic assumptions used in estimating the fair value of Residual Interests at the date of securitization resulting from the student loan securitization sale transactions completed during the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,
	2006			2005
	FFELP Stafford(1)	Consolidation Loans	Private Education Loans	FFELP Stafford(1)	Consolidation Loans(1)	Private Education Loans(1)
Prepayment speed (annual rate)(2)	—	6%	4%	—	—	—
Weighted average life	—	7.9 yrs.	9.2 yrs.	—	—	—
Expected credit losses (% of principal securitized)	—	.09%	4.75%	—	—	—
Residual cash flows discounted at (weighted average)	—	11.0%	12.7%	—	—	—

	Nine Months Ended September 30,
	2006			2005
	FFELP Stafford	Consolidation Loans	Private Education Loans	FFELP Stafford	Consolidation Loans	Private Education Loans
Prepayment speed (annual rate)(2)	*	6%	4%	**	6%	4%
Weighted average life	3.7 yrs.	8.2 yrs.	9.4 yrs.	4.0 yrs.	7.9 yrs.	9.0 yrs.
Expected credit losses (% of principal securitized)	.15%	.19%	4.79%	—%	—%	4.38%
Residual cash flows discounted at (weighted average)	12.4%	10.8%	12.9%	12%	10.1%	12.4%

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4. Student Loan Securitization (Continued)

Retained Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests, included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of September 30, 2006 and December 31, 2005.

	As of September 30, 2006
	FFELP Stafford and PLUS		Consolidation Loan Trusts(1)	Private Education Loan Trusts	Total
(Dollars in millions)
Fair value of Residual Interests(2)	$777		$735	$2,101	$3,613
Underlying securitized loan balance(3)	16,916		18,254	13,365	48,535
Weighted average life	2.6 yrs.		8.0 yrs.	8.1 yrs
Prepayment speed (annual rate)(4)	10%-30%	(5)	6%	4%
Expected credit losses (% of student loan principal)	.06%		.07%	4.67%
Residual cash flows discount rate	12.6%		10.5%	12.6%

	As of December 31, 2005
	FFELP Stafford and PLUS		Consolidation Loan Trusts(1)	Private Education Loan Trusts	Total
(Dollars in millions)
Fair value of Residual Interests(2)	$773		$483	$1,150	$2,406
Underlying securitized loan balance(3)	20,372		10,272	8,946	39,590
Weighted average life	2.7 yrs.		8.0 yrs.	7.8 yrs
Prepayment speed (annual rate)(4)	10%-20%	(5)	6%	4%
Expected credit losses (% of student loan principal)	.14%		.23%	4.74%
Residual cash flows discount rate	12.3%		10.3%	12.4%

(1)                Includes $176 million and $235 million related to the fair value of the Embedded Floor Income as of September 30, 2006 and December 31, 2005, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the paydown of the underlying loans.

(2)                At September 30, 2006 and December 31, 2005, the Company had unrealized gains (pre-tax) in accumulated other comprehensive income of $574 million and $370 million, respectively, that related to the Retained Interests, primarily those associated with off-balance sheet Private Education Loan trusts.

(3)                In addition to student loans in off-balance sheet trusts, the Company had $43.0 billion and $40.9 billion of securitized student loans outstanding (face amount) as of September 30, 2006 and December 31, 2005, respectively, in on-balance sheet securitization trusts.

(4)                The prepayment speed assumptions include the impact of projected defaults.

(5)                30% for the fourth quarter of 2006, 15% for 2007 and 10% thereafter for September 30, 2006 valuations and 20% for 2006, 15% for 2007 and 10% thereafter for December 31, 2005 valuations.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4. Student Loan Securitization (Continued)

The Company recorded $4 million and $171 million of impairment related to the Retained Interests for the three months ended September 30, 2006 and 2005, respectively and $148 million and $195 million of impairment related to the Retained Interests for the nine months ended September 30, 2006 and 2005, respectively. The impairment charges were primarily the result of FFELP Stafford loans prepaying faster than projected through loan consolidation ($97 million and $191 million for the nine months ended September 30, 2006 and 2005, respectively) and the effect of market interest rates on the Embedded Floor Income which is a part of the Retained Interest ($51 million and $4 million for the nine months ended September 30, 2006 and 2005, respectively). The level and timing of Consolidation Loan activity is highly volatile, and in response the Company continues to revise its estimates of the effects of Consolidation Loan activity on the Company’s Retained Interests and it may result in additional impairment recorded in future periods if Consolidation Loan activity remains higher than projected.

The table below shows the Company’s off-balance sheet Private Education Loan delinquency trends as of September 30, 2006, December 31, 2005 and September 30, 2005.

	September 30, 2006		December 31, 2005		September 30, 2005
	Balance	%	Balance	%	Balance	%
(Dollars in millions)
Loans in-school/grace/deferment(1)	$6,861		$3,679		$3,272
Loans in forbearance(2)	901		614		552
Loans in repayment and percentage of each status:
Loans current	5,281	94.3%	4,446	95.6%	3,514	94.9%
Loans delinquent 31-60 days(3)	164	2.9	136	2.9	94	2.5
Loans delinquent 61-90 days(3)	68	1.2	35.7		38	1.0
Loans delinquent greater than 90 days(3)	90	1.6	36.8		59	1.6
Total off-balance sheet Private Education Loans in repayment	5,603	100%	4,653	100%	3,705	100%
Total off-balance sheet Private Education Loans, gross	$13,365		$8,946		$7,529

(1)                Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)                Loans for borrowers who have requested extension of grace period or who have temporarily ceased making full payments due to hardship or other factors. When loans exit forbearance status and enter repayment, they are initially included in current status.

(3)                The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5. Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at September 30, 2006 and December 31, 2005 and their impact on other comprehensive income and earnings for the three and nine months ended September 30, 2006 and 2005. At September 30, 2006 and December 31, 2005, $578 million (of which $92 million is in restricted cash and investments on the balance sheet) and $666 million (fair value), respectively, of available-for-sale investment securities and $74 million and $249 million, respectively, of cash were pledged as collateral against these derivative instruments.

	Cash Flow		Fair Value		Trading		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005	2006	2005	2006	2005
(Dollars in millions)
Fair Values

Interest rate swaps	$(12)	$5	$(380)	$(347)	$(21)	$(48)	$(413)	$(390)
Floor/Cap contracts	—	—	—	—	(232)	(371)	(232)	(371)
Futures	—	—	—	—	(1)	(1)	(1)	(1)
Equity forwards	—	—	—	—	(56)	67	(56)	67
Cross currency interest rate swaps	—	—	718	(148)	—	—	718	(148)
Total	$(12)	$5	$338	$(495)	$(310)	$(353)	$16	$(843)
(Dollars in billions)
Notional Values
Interest rate swaps	$2.2	$1.2	$15.2	$14.6	$148.8	$125.4	$166.2	$141.2
Floor/Cap contracts	—	—	—	—	38.6	41.8	38.6	41.8
Futures	.1	.1	—	—	.6	.6	.7	.7
Cross currency interest rate swaps	—	—	20.9	18.6	—	—	20.9	18.6
Other(1)	—	—	—	—	2.0	2.0	2.0	2.0
Total	$2.3	$1.3	$36.1	$33.2	$190.0	$169.8	$228.4	$204.3
(Shares in millions)
Contracts
Equity forwards	—	—	—	—	48.1	42.7	48.1	42.7

(1)                “Other” consists of an embedded derivative bifurcated from the convertible debenture issuance that relates primarily to certain contingent interest and conversion features of the debt. The embedded derivative has had a de minimis fair value since inception.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5. Derivative Financial Instruments (Continued)

	Three Months Ended September 30,
	Cash Flow		Fair Value		Trading		Total
	2006	2005	2006	2005	2006	2005	2006	2005
(Dollars in millions)
Changes to accumulated other comprehensive income, net of tax
Change in fair value to cash flow hedges	$(11)	$(2)	$—	$—	$—	$—	$(11)	$(2)
Amortization of effective hedges and transition adjustment(1)	4	5	—	—	—	—	4	5
Change in accumulated other comprehensive income, net	$(7)	$3	$—	$—	$—	$—	$(7)	$3
Earnings Summary
Amortization of closed futures contracts’ gains/losses in interest expense(2)	$(6)	$(9)	$—	$—	$—	$—	$(6)	$(9)
Gains (losses) on derivative and hedging activities—Realized(3)	—	—	—	—	(18)	(93)	(18)	(93)
Gains (losses) on derivative and hedging activities—Unrealized(4)	—	—	(20)	8	(93)	401	(113)	409
Total earnings impact	$(6)	$(9)	$(20)	$8	$(111)	$308	$(137)	$307

(1)                The Company expects to amortize $3  million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging the forecasted issuance of debt instruments that are outstanding as of September 30, 2006.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5. Derivative Financial Instruments (Continued)

	Nine Months Ended September 30,
	Cash Flow		Fair Value		Trading		Total
	2006	2005	2006	2005	2006	2005	2006	2005
(Dollars in millions)
Changes to accumulated other comprehensive income, net of tax
Change in fair value to cash flow hedges	$(9)	$(15)	$—	$—	$—	$—	$(9)	$(15)
Amortization of effective hedges and transition adjustment(1)	11	20	—	—	—	—	11	20
Change in accumulated other comprehensive income, net	$2	$5	$—	$—	$—	$—	$2	$5
Earnings Summary
Amortization of closed futures contracts’ gains/losses in interest expense(2)	$(17)	$(32)	$—	$—	$—	$—	$(17)	$(32)
Gains (losses) on derivative and hedging activities—Realized(3)	—	—	—	—	(107)	(309)	(107)	(309)
Gains (losses) on derivative and hedging activities—Unrealized(4)	—	—	23	(4)	(11)	489	12	485
Total earnings impact	$(17)	$(32)	$23	$(4)	$(118)	$180	$(112)	$144

(1)                The Company expects to amortize $3  million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging the forecasted issuance of debt instruments that are outstanding as of September 30, 2006.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6. Stockholders’ Equity

The following table summarizes the Company’s common share repurchases, issuances and equity forward activity for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(Shares in millions)
Common shares repurchased:
Open market	2.2	—	2.2	—
Equity forwards	.9	2.9	5.4	9.4
Benefit plans(1)	.1	.5	1.4	1.0
Total shares repurchased	3.2	3.4	9.0	10.4
Average purchase price per share	$48.76	$50.12	$52.55	$49.67
Common shares issued	.8	1.8	5.2	5.3
Equity forward contracts:
Outstanding at beginning of period	45.9	51.7	42.7	42.8
New contracts	3.1	1.4	10.8	16.8
Exercises	(.9)	(2.9)	(5.4)	(9.4)
Outstanding at end of period	48.1	50.2	48.1	50.2
Authority remaining at end of period to repurchase or enter into equity forwards	5.7	19.0	5.7	19.0

(1)                Includes shares withheld from stock option exercises and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

As of September 30, 2006, the expiration dates and purchase prices for outstanding equity forward contracts were as follows:

Year of Maturity (Contracts in millions of shares)	Outstanding Contracts	Range of Purchase Prices	Average Purchase Price
2008	7.3	$54.74	$54.74
2009	14.7	54.74	54.74
2010	15.0	54.74	54.74
2011	9.0	50.30 – 53.76	52.72
2012	2.1	46.30 – 46.70	46.40
	48.1		$54.00

The closing price of the Company’s common stock on September 30, 2006 was $51.98.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6. Stockholders’ Equity (Continued)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes the after-tax change in unrealized gains and losses on available-for-sale investments, unrealized gains and losses on derivatives qualifying as cash flow hedges, and the minimum pension liability adjustment. The following table presents the cumulative balances of the components of other comprehensive income as of September 30, 2006, December 31, 2005 and September 30, 2005.

	September 30,	December 31,	September 30,
	2006	2005	2005
Net unrealized gains (losses) on investments(1)	$473,671	$382,316	$429,438
Net unrealized gains (losses) on derivatives(2)	(11,304)	(12,560)	(20,626)
Minimum pension liability adjustment(3)	(1,840)	(1,846)	(1,044)
Total accumulated other comprehensive income	$460,527	$367,910	$407,768

(1)                Net of tax expense of $251,941, $203,495 and $229,426 as of September 30, 2006, December 31, 2005 and September 30, 2005, respectively.

(2)                Net of tax benefit of $6,512, $4,667 and $9,392 as of September 30, 2006, December 31, 2005 and September 30, 2005, respectively.

(3)                Net of tax benefit of $991, $994 and $562 as of September 30, 2006, December 31, 2005 and September 30, 2005, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7. Earnings per Common Share

Basic earnings per common share (“EPS”) is calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income attributable to common stock	$254,251	$424,062	$1,112,542	$937,178
Adjusted for debt expense of convertible debentures (“Co-Cos”), net of taxes(1)	17,962	11,971	49,239	30,887
Adjusted for non-taxable unrealized gains on equity forwards(2)	(707)	—	(3,528)	—
Net income attributable to common stock, adjusted	$271,506	$436,033	$1,158,253	$968,065
Denominator (shares in thousands):
Weighted average shares used to compute basic EPS	410,034	417,235	411,212	419,205
Effect of dilutive securities:
Dilutive effect of Co-Cos	30,312	30,312	30,312	30,312
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, Employee Stock Purchase Plan (“ESPP”) and equity forwards(3)(4)	9,495	11,251	10,488	11,705
Dilutive potential common shares(5)	39,807	41,563	40,800	42,017
Weighted average shares used to compute diluted EPS	449,841	458,798	452,012	461,222
Net earnings per share:
Basic EPS	$.62	$1.02	$2.71	$2.24
Dilutive effect of Co-Cos(1)	—	(.04)	(.07)	(.08)
Dilutive effect of equity forwards(2)(4)	(.01)	—	(.01)	—
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, and ESPP(3)	(.01)	(.03)	(.07)	(.06)
Diluted EPS	$.60	$.95	$2.56	$2.10

(1)                 Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” requires the shares underlying Co-Cos to be included in diluted EPS computations regardless of whether the market price trigger or the conversion price has been met, using the “if-converted” method.

(2)                 SFAS No. 128, “Earnings per Share,” and the additional guidance provided by EITF Topic No. D-72, “Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share,” require both the denominator and the numerator to be adjusted in calculating the potential impact of the Company’s equity forward contracts on diluted EPS. Under this guidance, when certain conditions are satisfied, the impact can be dilutive when: (1) the average share price during the period is lower than the respective strike prices on the Company’s equity forward contracts, and (2) the Company recorded an unrealized gain or loss on derivative and hedging activities related to its equity forward contracts.

(3)                 Reflects the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(4)                 Reflects the potential dilutive effect of equity forward contracts, determined by the reverse treasury stock method.

(5)                 For the three months ended September 30, 2006 and 2005, stock options and equity forwards of approximately 60 million shares and 50 million shares, respectively, and for the nine months ended September 30, 2006 and 2005, stock options and equity forwards of approximately 54 million shares and 19 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
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

The total stock-based compensation cost recognized in the consolidated statements of income for the three and nine months ended September 30, 2006 was $19 million and $58 million, respectively. The related income tax benefit for the three and nine months ended September 30, 2006 was $8 million and $22 million, respectively. As of September 30, 2006, there was $74 million of total unrecognized compensation cost related to stock-based compensation programs. That cost is expected to be recognized over a weighted average period of 2.1 years.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
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

The fair values of the options granted in the three and nine months ended September 30, 2006 and 2005 were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk free interest rate	5.15%	3.98%	4.75%	3.63%
Expected volatility	19.62%	22.13%	20.23%	21.66%
Expected dividend rate	1.91%	1.72%	1.71%	1.52%
Expected life of the option	3 years	3 years	3 years	3 years

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

As of September 30, 2006, there was $54 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes stock option activity for the nine months ended September 30, 2006.

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	41,484,567	$34.52
Granted—direct options	6,732,825	54.45
Granted—replacement options	100,478	54.78
Exercised	(4,483,534)	30.78
Canceled	(1,121,375)	49.87
Outstanding at September 30, 2006	42,712,961	$37.71	6.77 yrs	$610 million
Exercisable at September 30, 2006	27,051,267	$30.03	5.57 yrs	$594 million

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

8. Stock-Based Compensation Plans (Continued)

The weighted average fair value of options granted was $8.09 and $9.31 for the three months ended September 30, 2006 and 2005, respectively, and $9.37 and $8.98 for the nine months ended September 30, 2006 and 2005, respectively. The total intrinsic value of options exercised was $16 million and $37 million for the three months ended September 30, 2006 and 2005, respectively, and $104 million and $92 million for the nine months ended September 30, 2006 and 2005, respectively.

Cash received from option exercises was $23 million and $44 million for the three months ended September 30, 2006 and 2005, respectively, and $111 million and $137 million for the nine months ended September 30, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $7 million and $15 million, respectively, for the three months ended September 30, 2006 and 2005, and $37 million and $37 million, respectively, for the nine months ended September 30, 2006 and 2005.

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

In accordance with SFAS No. 123(R), the fair value of restricted stock awards is estimated on the date of grant based on the market price of the stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of September 30, 2006, there was $11 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes restricted stock activity for the nine months ended September 30, 2006.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	357,444	$44.34
Granted	163,398	55.82
Vested	(76,949)	41.58
Canceled	(35,167)	42.44
Nonvested at September 30, 2006	408,726	$49.61

The total fair value of shares that vested during the three months ended September 30, 2006 and 2005 was $1 million and $2 million, respectively. The total fair value of shares that vested during the nine months ended September 30, 2006 and 2005 was $3 million and $5 million, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

8. Stock-Based Compensation Plans (Continued)

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) to certain executive management employees. RSUs are subject to continued employment and generally vest over two to five years. Conversion of vested RSUs to common stock is deferred until the employees’ retirement or termination of employment. The fair value of each grant is estimated on the date of grant based on the market price of the stock and is amortized to compensation expense on a straight-line basis over the related vesting periods. As of September 30, 2006, there was $8 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes RSU activity for the nine months ended September 30, 2006.

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	840,000	$34.81
Granted	100,000	55.82
Vested	—	—
Canceled	—	—
Converted to common stock	(300,000)	31.93
Outstanding at September 30, 2006	640,000	$39.45

There were 31,536 dividend equivalents on outstanding RSUs at September 30, 2006.

The total fair value of RSUs that vested during the nine months ended September 30, 2005 was $10 million. There were no RSUs that vested in the current period. The total intrinsic value of RSUs converted to common stock during the nine months ended September 30, 2006 was $10 million. There were no RSUs converted to common stock in the year-ago period.

Employee Stock Purchase Plan

Employees may purchase shares of the Company’s common stock under the ESPP at the end of a 24-month period at a price equal to the share price at the beginning of the 24-month period, less 15 percent, up to a maximum purchase price of $10,000 plus accrued interest. There are four ESPP offerings a year, one per quarter, and the purchase price for each offering is determined at the beginning of the offering period. The total number of shares which may be sold pursuant to the plan may not exceed 7.6 million shares, of which 1.2 million shares remained available at September 30, 2006.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

8. Stock-Based Compensation Plans (Continued)

The fair values of the stock purchase rights of the ESPP offerings in the three and nine months ended September 30, 2006 were calculated using a Black-Scholes option pricing model with the following weighted average assumptions.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Risk free interest rate	4.98%	4.81%
Expected volatility	19.85%	19.68%
Expected dividend rate	2.00%	1.80%
Expected life	2 years	2 years

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

The weighted average fair values of the stock purchase rights of the ESPP offerings in the three and nine months ended September 30, 2006 were $11.02 and $11.77, respectively. The fair value is amortized to compensation cost on a straight-line basis over a two-year vesting period. As of September 30, 2006, there was $1 million of unrecognized compensation cost related to ESPP, which is expected to be recognized over a weighted average period of 1.1 years.

During the three and nine months ended September 30, 2006, 40,862 shares and 109,558 shares, respectively, of the Company’s common stock were purchased by plan participants.

9. Pension Plans

Components of Net Periodic Pension Cost

Net periodic pension cost included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost—benefits earned during the period	$2,072	$2,474	$6,218	$7,420
Interest cost on project benefit obligations	2,862	2,805	8,586	8,417
Expected return on plan assets	(4,070)	(4,109)	(12,208)	(12,326)
Net amortization and deferral	123	(30)	367	(89)
Total net periodic pension cost	$987	$1,140	$2,963	$3,422

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it did not expect to contribute to its qualified pension plan (the “Qualified Plan”) in 2006. As of September 30, 2006, the Company had made no contributions to its Qualified Plan.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

10. Contingencies

The Company was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit sought to bring a nationwide class action on behalf of all borrowers who allegedly paid “undisclosed improper and excessive” late fees over the past three years. The plaintiffs sought damages of $1,500 per violation plus punitive damages and claimed that the class consisted of two million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 27, 2003, the Superior Court granted the Company’s motion to dismiss the complaint in its entirety. On March 4, 2004, the District of Columbia Court of Appeals affirmed the Superior Court’s decision granting the Company’s motion to dismiss the complaint, but granted plaintiffs leave to re-plead the first count, which alleged violations of the D.C. Consumer Protection Procedures Act. On September 15, 2004, the plaintiffs filed an amended class action complaint. On October 15, 2004, the Company filed a motion to dismiss the amended complaint with the Superior Court for failure to state a claim and non-compliance with the Court of Appeals’ ruling. On December 27, 2004, the Superior Court granted the Company’s motion to dismiss the plaintiffs’ amended complaint. Plaintiffs appealed the Superior Court’s dismissal order to the Court of Appeals. On June 8, 2006, the Court of Appeals issued an opinion reversing the order of the trial court dismissing the amended complaint. The Court of Appeals did not address the merits of the complaint but concluded that the trial court improperly relied upon facts extrinsic to the complaint. The Court of Appeals noted in its decision that the plaintiffs failed to file a motion for class certification within the time required by the District of Columbia rules. The trial court conducted a status conference on August 18, 2006, and set a briefing schedule for the issue of whether plaintiffs have waived their right to move for class certification. Sallie Mae filed its answer and on September 1, 2006, Sallie Mae filed its opening brief, plaintiffs have opposed and Sallie Mae filed a reply. This motion is pending. Plaintiff also filed a motion to strike Sallie Mae’s answer on September 1, 2006. Sallie Mae opposed this motion and it is pending. While these motions have been pending, the trial judge recused herself and the case will be reassigned to another Superior Court Judge. The Company does not believe that it is reasonably likely that a nationwide class will be certified.

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

Inspector General Audit of Nelnet on Special Allowance Payments

On September 29, 2006, the U.S. Department of Education’s Office of Inspector General (“OIG”) issued a Final Audit Report on “Special Allowance Payments to Nelnet for Loans Funded by Tax-Exempt Obligations.” In the report, the OIG concluded that Nelnet may have been improperly paid more than $278 million in SAP from January 1, 2003 to June 30, 2005. Under the Higher Education Act (“HEA”), FFELP student loans funded by tax-exempt obligations originally issued before October 1, 1993 are only eligible to receive one-half of the SAP rate that would otherwise be payable, but the quarterly SAP rate must not be less than 9.5 percent, less the interest the lender receives from the borrower or the

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

10. Contingencies (Continued)

government (“9.5 percent SAP”). In the report, the OIG claims that the loans were not acquired with funds from an eligible source in compliance with the HEA or the regulations or guidance issued by the Department of Education (“ED”). The Company believes that the OIG’s legal analysis is incorrect and is inconsistent with well established ED guidance. The Secretary of ED may reject the OIG’s findings. In May 2005, the OIG issued a Final Audit Report on 9.5 percent SAP payments to New Mexico Educational Assistance Foundation that contained findings on different issues but that were also inconsistent with well established guidance; the Secretary subsequently rejected those findings. Nevertheless, there can be no assurance that the Secretary will reject the OIG’s findings and recommendations that Nelnet return past and forgo prospective 9.5 percent SAP payments. In the event the Secretary accepts the OIG’s finding regarding Nelnet, it is possible that other holders of 9.5 percent SAP loans, including Sallie Mae, could be directed to calculate SAP in accordance with the OIG’s interpretation and return funds to ED. As of September 30, 2006 and 2005, Sallie Mae held approximately $550 million and $1.4 billion, respectively, in 9.5 percent SAP loans, which were inherited by acquiring four non-profit lending agencies. At this time, the Company cannot predict the likelihood of such an outcome or the time period it might cover.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11. Segment Reporting (Continued)

line items consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.

The Company’s principal operations are located in the United States, and its results of operations and long-lived assets in geographic regions outside of the United States are not significant. In the Lending segment, no individual customer accounted for more than 10 percent of its total revenue during the nine months ended September 30, 2006 and 2005. United Student Aid Funds, Inc. (“USA Funds”) is the Company’s largest customer in both the DMO and Corporate and Other segments. During the nine months ending September 30, 2006 and 2005, it accounted for 32 percent and 38 percent, respectively, of the aggregate revenues generated by the Company’s DMO and Corporate and Other segments. No other customers accounted for more than 10 percent of total revenues in those segments for the years mentioned.

Lending

In the Company’s Lending business segment, the Company originates and acquires both federally guaranteed student loans, which are administered by the U.S. Department of Education (“ED”), and Private Education Loans, which are not federally guaranteed. Private Education Loans are primarily used by borrowers to supplement FFELP loans to meet the rising cost of education. The Company manages student loans for nearly 10 million student and parent customers; its Managed student loan portfolio totaled $136.9 billion at September 30, 2006, of which $115.7 billion or 85 percent are federally insured. In addition to education lending, the Company also originates mortgage and consumer loans with the intent of selling the majority of such loans. During the nine months ended September 30, 2006, the Company originated $1.3 billion in mortgage and consumer loans of which $1.0 billion pertained to mortgages in the held for sale portfolio. The Company’s mortgage and consumer loan portfolio totaled $667 million at September 30, 2006.

In addition to its federally insured FFELP products, the Company originates and acquires Private Education Loans which consist of two general types: (1) those that are designed to bridge the gap between the cost of higher education and the amount financed through either capped federally insured loans or the borrowers’ resources, and (2) those that are used to meet the needs of students in alternative learning programs such as career training, distance learning and lifelong learning programs. Most higher education Private Education Loans are made in conjunction with a FFELP Stafford loan and as such are marketed through the same channel as FFELP loans by the same sales force. Unlike FFELP loans, Private Education Loans are subject to the full credit risk of the borrower. The Company manages this additional risk through industry-tested loan underwriting standards and a combination of higher interest rates and loan origination fees that compensate the Company for the higher risk.

DMO

The Company provides a wide range of accounts receivable and collections services through six operating units that comprise its DMO operating segment. These services include defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, student loan default aversion services, and accounts receivable management and collection for purchased

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11. Segment Reporting (Continued)

portfolios of receivables that have been charged off by their original creditors, as well as sub-performing and nonperforming mortgage loans. The Company’s DMO operating segment primarily serves the student  loan marketplace through a broad array of default management services on a contingency fee or other pay-for-performance basis to 14 FFELP guarantors and for campus-based programs.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11. Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended September 30, 2006
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	DMO	and Other	Earnings”	Adjustments(3)	GAAP
Interest income:
FFELP Stafford and Other Student Loans	$702	$—	$—	$702	$(337)	$365
Consolidation Loans	1,242	—	—	1,242	(326)	916
Private Education Loans	558	—	—	558	(303)	255
Other loans	24	—	—	24	—	24
Cash and investments	207	—	3	210	(69)	141
Total interest income	2,733	—	3	2,736	(1,035)	1,701
Total interest expense	2,124	6	4	2,134	(771)	1,363
Net interest income	609	(6)	(1)	602	(264)	338
Less: provisions for losses	80	—	—	80	(13)	67
Net interest income after provisions for losses	529	(6)	(1)	522	(251)	271
Fee income	—	122	39	161	—	161
Collections revenue	—	58	—	58	—	58
Other income	46	—	41	87	245	332
Operating expenses(1)	156	91	70	317	37	354
Income before income taxes and minority interest in net earnings of subsidiaries	419	83	9	511	(43)	468
Income tax expense(2)	155	31	3	189	15	204
Minority interest in net earnings of subsidiaries	—	1	—	1	—	1
Net income	$264	$51	$6	$321	$(58)	$263

(1)                 Operating expenses for the Lending, DMO, and Corporate and Other Business segments include $8 million, $4 million, and $4 million, respectively, of stock-based compensation expense due to the implementation of SFAS No. 123(R) in the first quarter of 2006.

(2)                 Income taxes are based on a percentage of net income (loss) before tax for the individual reportable segment.

(3)                 “Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2006
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles(A)	Total
Net interest income	$(229)	$18	$(53)	$—	$(264)
Less: provisions for losses	(13)	—	—	—	(13)
Net interest income after provisions for losses	(216)	18	(53)	—	(251)
Fee income	—	—	—	—	—
Collections revenue	—	—	—	—	—
Other income	376	(131)	—	—	245
Operating expenses	—	—	—	37	37
Total pre-tax “Core Earnings” adjustments to GAAP	$160	$(113)	$(53)	$(37)	(43)
Income tax expense					15
Minority interest in net earnings of subsidiaries					—
Total “Core Earnings” adjustments to GAAP					$(58)

(A)                Represents goodwill and intangible impairment and the amortization of acquired intangibles.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11. Segment Reporting (Continued)

	Three Months Ended September 30, 2005
	Lending	DMO	Corporate and Other	Total “Core Earnings”	Adjustments(3)	Total GAAP
Interest income:
FFELP Stafford and Other Student Loans	$586	$—	$—	$586	$(316)	$270
Consolidation Loans	833	—	—	833	(156)	677
Private Education Loans	312	—	—	312	(138)	174
Other loans	22	—	—	22	—	22
Cash and investments	112	—	1	113	(43)	70
Total interest income	1,865	—	1	1,866	(653)	1,213
Total interest expense	1,299	6	1	1,306	(477)	829
Net interest income	566	(6)	—	560	(176)	384
Less: provisions for losses	—	—	—	—	12	12
Net interest income after provisions for losses	566	(6)	—	560	(188)	372
Fee income	—	93	36	129	—	129
Collections revenue	—	42	—	42	—	42
Other income	—	—	36	36	295	331
Operating expenses(1)	134	72	65	271	21	292
Income before income taxes and minority interest in net earnings of subsidiaries	432	57	7	496	86	582
Income tax expense (benefit)(2)	160	21	2	183	(33)	150
Minority interest in net earnings of subsidiaries	—	1	—	1	—	1
Net income	$272	$35	$5	$312	$119	$431

(1)                 In the first quarter of 2006, the Company changed its method for allocating certain overhead and other expenses between its business segments. Balances for the three months ending September 30, 2005 have been updated to reflect the new allocation methodology.

(2)                 Income taxes are based on a percentage of net income (loss) before tax for the individual reportable segment.

(3)                 “Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2005
(Dollars in millions)	Net Impact of Securitization Accounting	Net Impact of Derivative Accounting	Net Impact of Floor Income	Net Impact of Acquired Intangibles(A)	Total
Net interest income	$(215)	$93	$(54)	$—	$(176)
Less: provisions for losses	12	—	—	—	12
Net interest income after provisions for losses	(227)	93	(54)	—	(188)
Fee income	—	—	—	—	—
Collections revenue	—	—	—	—	—
Other income	(21)	316	—	—	295
Operating expenses	5	—	—	16	21
Total pre-tax “Core Earnings” adjustments to GAAP	$(253)	$409	$(54)	$(16)	86
Income tax expense					(33)
Minority interest in net earnings of subsidiaries					—
Total “Core Earnings” adjustments to GAAP					$119

(A)                Represents goodwill and intangible impairment and the amortization of acquired intangibles.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11. Segment Reporting (Continued)

	Nine Months Ended September 30, 2006
	Lending	DMO	Corporate and Other	Total “Core Earnings”	Adjustments(3)	Total GAAP
Interest income:
FFELP Stafford and Other Student Loans	$2,070	$—	$—	$2,070	$(1,070)	$1,000
Consolidation Loans	3,385	—	—	3,385	(806)	2,579
Private Education Loans	1,472	—	—	1,472	(742)	730
Other loans	71	—	—	71	—	71
Cash and investments	507	—	5	512	(150)	362
Total interest income	7,505	—	5	7,510	(2,768)	4,742
Total interest expense	5,687	17	6	5,710	(2,050)	3,660
Net interest income	1,818	(17)	(1)	1,800	(718)	1,082
Less: provisions for losses	215	—	—	215	(20)	195
Net interest income after provisions for losses	1,603	(17)	(1)	1,585	(698)	887
Fee income	—	304	99	403	—	403
Collections revenue	—	182	—	182	—	182
Other income	138	—	95	233	1,153	1,386
Operating expenses(1)	481	266	178	925	68	993
Income before income taxes and minority interest in net earnings of subsidiaries	1,260	203	15	1,478	387	1,865
Income tax expense(2)	466	75	6	547	175	722
Minority interest in net earnings of subsidiaries	—	4	—	4	—	4
Net income	$794	$124	$9	$927	$212	$1,139

(1)                 Operating expenses for the Lending, DMO, and Corporate and Other Business segments include $26 million, $9 million, and $13 million, respectively, of stock-based compensation expense due to the implementation of SFAS No. 123(R) in the first quarter of 2006.

(2)                 Income taxes are based on a percentage of net income (loss) before tax for the individual reportable segment.

(3)                 “Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2006
(Dollars in millions)	Net Impact of Securitization Accounting	Net Impact of Derivative Accounting	Net Impact of Floor Income	Net Impact of Acquired Intangibles(A)	Total
Net interest income	$(668)	$108	$(158)	$—	$(718)
Less: provisions for losses	(20)	—	—	—	(20)
Net interest income after provisions for losses	(648)	108	(158)	—	(698)
Fee income	—	—	—	—	—
Collections revenue	—	—	—	—	—
Other income	1,248	(95)	—	—	1,153
Operating expenses	—	—	—	68	68
Total pre-tax “Core Earnings” adjustments to GAAP	$600	$13	$(158)	$(68)	387
Income tax expense					175
Minority interest in net earnings of subsidiaries					—
Total “Core Earnings” adjustments to GAAP					$212

(A)                Represents goodwill and intangible impairment and the amortization of acquired intangibles.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11. Segment Reporting (Continued)

	Nine Months Ended September 30, 2005
	Lending	DMO	Corporate and Other	Total ‘‘Core Earnings”	Adjustments(3)	Total GAAP
Interest income:
FFELP Stafford and Other Student Loans	$1,678	$—	$—	$1,678	$(978)	$700
Consolidation Loans	2,080	—	—	2,080	(341)	1,739
Private Education Loans	787	—	—	787	(357)	430
Other loans	62	—	—	62	—	62
Cash and investments	268	—	3	271	(84)	187
Total interest income	4,875	—	3	4,878	(1,760)	3,118
Total interest expense	3,291	14	4	3,309	(1,252)	2,057
Net interest income	1,584	(14)	(1)	1,569	(508)	1,061
Less: provisions for losses	69	—	—	69	69	138
Net interest income after provisions for losses	1,515	(14)	(1)	1,500	(577)	923
Fee income	—	261	94	355	—	355
Collections revenue	—	119	—	119	—	119
Other income	72	—	97	169	745	914
Operating expenses(1)	408	204	179	791	51	842
Income before income taxes and minority interest in net earnings of subsidiaries	1,179	162	11	1,352	117	1,469
Income tax expense(2)	437	60	3	500	13	513
Minority interest in net earnings of subsidiaries	2	3	—	5	—	5
Net income	$740	$99	$8	$847	$104	$951

(1)                 In the first quarter of 2006, the Company changed its method for allocating certain overhead and other expenses between its business segments. Balances for the nine months ending September 30, 2005 have been updated to reflect the new allocation methodology.

(2)                 Income taxes are based on a percentage of net income (loss) before tax for the individual reportable segment.

(3)                 “Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2005
(Dollars in millions)	Net Impact of Securitization Accounting	Net Impact of Derivative Accounting	Net Impact of Floor Income	Net Impact of Acquired Intangibles(A)	Total
Net interest income	$(664)	$304	$(148)	$—	$(508)
Less: provisions for losses	69	—	—	—	69
Net interest income after provisions for losses	(733)	304	(148)	—	(577)
Fee income	—	—	—	—	—
Collections revenue	—	—	—	—	—
Other income	561	184	—	—	745
Operating expenses	6	—	—	45	51
Total pre-tax “Core Earnings” adjustments to GAAP	$(178)	$488	$(148)	$(45)	117
Income tax expense					13
Minority interest in net earnings of subsidiaries					—
Total “Core Earnings” adjustments to GAAP					$104

(A)                Represents goodwill and intangible impairment and the amortization of acquired intangibles.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2006 and for the three and nine months ended
September 30, 2006 and 2005 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11. Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

The adjustments required to reconcile from the Company’s “Core Earnings” results to its GAAP results of operations relate to differing treatments for securitization transactions, derivatives, Floor Income related to the Company’s student loans, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects aggregate adjustments associated with these areas for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2006	2005	2006	2005
“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting(1)	$160	$(253)	$600	$(178)
Net impact of derivative accounting(2)	(113)	409	13	488
Net impact of Floor Income(3)	(53)	(54)	(158)	(148)
Net impact of acquired intangibles(4)	(37)	(16)	(68)	(45)
Net tax effect(5)	(15)	33	(175)	(13)
Total “Core Earnings” adjustments to GAAP	$(58)	$119	$212	$104

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

(4)                 Acquired Intangibles:  The Company excludes goodwill and intangible impairment and amortization of acquired intangibles.

(5)                 Net Tax Effect:  Such tax effect is based upon the Company’s “Core Earnings” effective tax rate for the year. The net tax effect results primarily from the exclusion of the permanent income tax impact of the equity forward contracts.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and nine months ended September 30, 2006 and 2005
(Dollars in millions, except per share amounts, unless otherwise noted)

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

In recent years we have diversified our business through the acquisition of several companies that provide default management and loan collections services, all of which are combined in our Debt Management Operations (“DMO”) business segment. Our capabilities now include a full range of accounts receivable management services to a number of different industries. The DMO business segment has been expanding rapidly such that revenue grew 25 percent in the nine months ended September 30, 2006, compared to the same period in 2005, and we now employ approximately 4,000 people in this segment.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A discussion of the Company’s critical accounting policies, which include premiums, discounts and Borrower Benefits, securitization accounting and Retained Interests, provisions for loan losses, derivative accounting and the effects of Consolidation Loan activity on estimates, can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to these policies during the third quarter of 2006.

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2006	2005	$	%	2006	2005	$	%
Net interest income	$338	$384	$(46)	(12)%	$1,082	$1,061	$21	2%
Less: provisions for losses	67	12	55	458	195	138	57	41
Net interest income after provisions for losses	271	372	(101)	(27)	887	923	(36)	(4)
Gains on student loan securitizations	201	—	201	—	902	312	590	189
Servicing and securitization revenue	187	(16)	203	1269	369	277	92	33
Losses on securities, net	(13)	(43)	30	70	(25)	(57)	32	56
Gains (losses) on derivative and hedging activities, net	(131)	316	(447)	(141)	(95)	176	(271)	(154)
Guarantor servicing fees	39	36	3	8	99	94	5	5
Debt management fees	122	93	29	31	304	261	43	16
Collections revenue	58	42	16	38	182	119	63	53
Other income	88	74	14	19	235	206	29	14
Operating expenses	354	292	62	21	993	842	151	18
Income taxes	204	150	54	36	722	513	209	41
Minority interest in net earnings of subsidiaries	1	1	—	—	4	5	(1)	(20)
Net income	263	431	(168)	(39)	1,139	951	188	20
Preferred stock dividends	9	7	2	29	26	14	12	86
Net income attributable to common stock	$254	$424	$(170)	(40)%	$1,113	$937	$176	19%
Basic earnings per common share	$.62	$1.02	$(.40)	(39)%	$2.71	$2.24	$.47	21%
Diluted earnings per common share	$.60	$.95	$(.35)	(37)%	$2.56	$2.10	$.46	22%
Dividends per common share	$.25	$.22	$.03	14%	$.72	$.63	$.09	14%

Condensed Balance Sheets

	September 30,	December 31,	Increase (Decrease)
	2006	2005	$	%
Assets
FFELP Stafford and Other Student Loans, net	$22,614	$19,988	$2,626	13%
Consolidation Loans, net	57,202	54,859	2,343	4
Private Education Loans, net	8,222	7,757	465	6
Other loans, net	1,257	1,138	119	10
Cash and investments	4,249	4,868	(619)	(13)
Restricted cash and investments	3,958	3,300	658	20
Retained Interest in off-balance sheet securitized loans	3,613	2,406	1,207	50
Goodwill and acquired intangible assets, net	1,333	1,105	228	21
Other assets	4,605	3,918	687	18
Total assets	$107,053	$99,339	$7,714	8%
Liabilities and Stockholders’ Equity
Short-term borrowings	$3,670	$3,810	$(140)	(4)%
Long-term borrowings	94,817	88,119	6,698	8
Other liabilities	4,054	3,609	445	12
Total liabilities	102,541	95,538	7,003	7
Minority interest in subsidiaries	9	9	—	—
Stockholders’ equity before treasury stock	5,531	4,364	1,167	27
Common stock held in treasury at cost	1,028	572	456	80
Total stockholders’ equity	4,503	3,792	711	19
Total liabilities and stockholders’ equity	$107,053	$99,339	$7,714	8%

RESULTS OF OPERATIONS

CONSOLIDATED EARNINGS SUMMARY

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

For the three months ended September 30, 2006, net income of $263 million ($.60 diluted earnings per share) was a 39 percent decrease from net income of $431 million ($.95 diluted earnings per share) for the three months ended September 30, 2005. Third quarter 2006 pre-tax income of $468 million was a 20 percent decrease from $582 million earned in the third quarter of 2005. The larger percentage increase in current quarter over year-ago quarter, after-tax net income versus pre-tax net income is driven by the permanent impact of excluding from taxable income all non-taxable gains and losses on equity forward contracts in the Company’s stock. Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we are required to mark the equity forward contracts to market each quarter and recognize the change in their value in income. Conversely, these unrealized gains and losses are not recognized on a tax basis. In the third quarter of 2006, the unrealized loss on our outstanding equity forward contracts was $99 million versus an unrealized gain of $163 million in the third quarter of 2005. Excluding these gains and losses from taxable income increased the effective tax rate from 26 percent in the third quarter of 2005 to 44 percent in the third quarter of 2006.

The decrease in the pre-tax results of the third quarter of 2006 versus the year-ago quarter is due primarily to a $447 million decrease in the net gain on derivative and hedging activities. The decrease in net gains and losses on derivative and hedging activities is primarily due to equity forwards (as mentioned above) and Floor Income Contracts. During the third quarter of 2006, the SLM stock price decreased versus an increase in the prior year period, resulting in a loss of $99 million on the equity forward contracts in the third quarter of 2006 versus a gain of $163 million in the prior year period. In the third quarter of

2006, we had a $90 million unrealized loss on our Floor Income Contracts due to declining forward interest rates, while in the year-ago period, rising forward interest rates resulted in an unrealized gain of $257 million.

Offsetting the unrealized losses discussed above were securitization gains in the third quarter of 2006 of $201 million that were primarily the result of a $182 million gain on a $1.1 billion Private Education Loan securitization. In the third quarter of 2005, we did not complete an off-balance sheet securitization transaction. Also, servicing and securitization income increased $203 million over the year-ago quarter. This increase can primarily be attributed to $171 million of impairments to our Retained Interests in securitizations recorded in the third quarter of 2005. Among other factors, these impairments were primarily caused by the effect of higher than expected Consolidation Loan activity on our off-balance sheet FFELP Stafford loan securitizations. In anticipation of continued high levels of Consolidation Loan activity, in the second quarter of 2006 we increased our CPR assumption used in valuing our Residuals and as a result there were minimal impairments in the third quarter of 2006.

Net interest income decreased by $46 million, or 12 percent year-over-year, due to a 39 basis point decrease in the net interest margin. The year-over-year decrease in the net interest margin is due to a lower on-balance sheet student loan spread that was primarily caused by higher interest rates which reduced Floor Income by $35 million. The net interest margin was also negatively impacted by higher on-balance sheet funding levels built up to finance the record Consolidation Loan activity in the third and fourth quarters of 2006.

In the third quarter of 2006, fee and other income and collections revenue totaled $307 million, an increase of 25 percent over the year-ago quarter. This increase was primarily driven by the $29 million or 31 percent increase in debt management fees.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

For the nine months ended September 30, 2006, net income was $1.1 billion ($2.56 diluted earnings per share), a 20 percent increase from the $951 million in net income ($2.10 diluted earnings per share) for the nine months ended September 30, 2005. On a pre-tax basis, year-to-date 2006 net income of $1.9 billion represents a 27 percent increase from the $1.5 billion in pre-tax net income earned in the first nine months of 2005. The lower percentage increase in year-over-year, after-tax net income versus pre-tax net income is driven by the permanent impact of excluding non-taxable gains and losses on equity forward contracts as described above, which increased the effective tax rate from 35 percent in the nine months ended September 30, 2005 to 39 percent in the nine months ended September 30, 2006. In the first nine months of 2006, the unrealized loss on our outstanding equity forward contracts was $182 million versus an unrealized gain of $65 million in the first nine months of 2005.

The increase in year-over-year, pre-tax results is primarily due to a $590 million increase in securitization gains in the nine months ended September 30, 2006 versus 2005. The securitization gains in the first nine months of 2006 were primarily driven by the three Private Education Loan securitizations, which had total pre-tax gains of $830 million or 16 percent of the amount securitized, versus the year-ago period in which there was only one Private Education Loan securitization, which had a pre-tax gain of $231 million or 15 percent of the amount securitized. We recorded pre-tax impairments on our Retained Interests in securitizations of $148 million for the nine months ended September 30, 2006 and $195 million for the nine months ended September 30, 2005. The year-over-year reduction in the impairments was the primary reason for the $92 million year-over-year increase in servicing and securitization revenue.

The pre-tax $271 million decrease in the net gains and losses on derivative and hedging activities primarily relates to a $473 million decrease in unrealized gains on derivatives that do not receive hedge accounting treatment, partially offset by a $202 million reduction in realized losses on derivatives and hedging activities, for the nine months ended September 30, 2006 versus the year-ago period. The decrease in unrealized gains was primarily due to the impact of the SLM stock price on our equity forward contracts which resulted in a mark-to-market unrealized loss of $182 million versus an unrealized gain of $65 million in the year-ago period, and to a decrease of $237 million in unrealized gains on Floor Income Contracts. The smaller unrealized gains on our Floor Income Contracts were primarily caused by higher interest rates in 2006 versus 2005. The impact from the equity forward contracts was due to the SLM stock price decreasing during the first nine months of 2006 versus an increase in the first nine months of 2005.

Our Managed student loan portfolio grew by $16.3 billion, from $120.6 billion at September 30, 2005 to $136.9 billion at September 30, 2006. This growth was driven by the acquisition of $27.8 billion of student loans, including $6.4 billion in Private Education Loans, in the nine months ended September 30, 2006, a 17 percent increase over the $23.7 billion acquired in the year-ago period, of which $4.9 billion were Private Education Loans. In the nine months ended September 30, 2006, we originated $18.6 billion of student loans through our Preferred Channel, an increase of 11 percent over the $16.8 billion originated in the year-ago period.

NET INTEREST INCOME

Net interest income, including interest income and interest expense, is derived primarily from our portfolio of student loans that remain on-balance sheet and to a lesser extent from other loans, cash and investments. The “Taxable Equivalent Net Interest Income” analysis below is designed to facilitate a comparison of non-taxable asset yields to taxable yields on a similar basis. Additional information regarding the return on our student loan portfolio is set forth under “Student Loan Spread—Student Loan Spread Analysis—On-Balance Sheet.” Information regarding the provisions for losses is included in Note 3 to the consolidated financial statements, “Allowance for Student Loan Losses.”

Taxable Equivalent Net Interest Income

The amounts in the following table are adjusted for the impact of certain tax-exempt and tax-advantaged investments based on the marginal federal corporate tax rate of 35 percent.

	Three Months Ended September 30, 2006		Increase (Decrease)		Nine Months Ended September 30, 2006		Increase (Decrease)
	2006	2005	$	%	2006	2005	$	%
Interest income:
Student loans	$1,536	$1,121	$415	37%	$4,309	$2,869	$1,440	50%
Other loans	24	22	2	9	71	62	9	15
Cash and investments	141	70	71	101	362	187	175	94
Taxable equivalent adjustment	1	1	—	—	2	3	(1)	(33)
Total taxable equivalent interest income	1,702	1,214	488	40	4,744	3,121	1,623	52
Interest expense	1,363	829	534	64	3,660	2,057	1,603	78
Taxable equivalent net interest income	$339	$385	$(46)	(12)%	$1,084	$1,064	$20	2%

Average Balance Sheets

The following table reflects the rates earned on interest earning assets and paid on interest bearing liabilities for the three and nine months ended September 30, 2006 and 2005. This table reflects the net interest margin for the entire Company on a consolidated basis.

	Three Months Ended September 30,
	2006		2005
	Balance	Rate	Balance	Rate
Average Assets
FFELP Stafford and Other Student Loans	$21,194	6.83%	$21,574	4.97%
Consolidation Loans	54,968	6.61	48,774	5.51
Private Education Loans	8,079	12.51	7,193	9.57
Other loans	1,133	8.63	1,036	8.40
Cash and investments	9,915	5.67	6,621	4.26
Total interest earning assets	95,289	7.09%	85,198	5.65%
Non-interest earning assets	8,707		6,898
Total assets	$103,996		$92,096
Average Liabilities and Stockholders’ Equity
Short-term borrowings	$3,994	5.70%	$4,765	3.95%
Long-term borrowings	91,668	5.65	80,125	3.87
Total interest bearing liabilities	95,662	5.65%	84,890	3.87%
Non-interest bearing liabilities	4,110		3,596
Stockholders’ equity	4,224		3,610
Total liabilities and stockholders’ equity	$103,996		$92,096
Net interest margin		1.41%		1.80%

	Nine Months Ended September 30,
	2006		2005
	Balance	Rate	Balance	Rate
Average Assets
FFELP Stafford and Other Student Loans	$20,433	6.54%	$20,268	4.62%
Consolidation Loans	53,829	6.41	45,081	5.16
Private Education Loans	8,348	11.69	6,615	8.69
Other loans	1,132	8.49	1,061	7.96
Cash and investments	8,618	5.63	6,523	3.86
Total interest earning assets	92,360	6.87%	79,548	5.25%
Non-interest earning assets	8,442		6,639
Total assets	$100,802		$86,187
Average Liabilities and Stockholders’ Equity
Short-term borrowings	$4,186	5.18%	$4,515	3.72%
Long-term borrowings	88,803	5.27	75,044	3.44
Total interest bearing liabilities	92,989	5.26%	79,559	3.46%
Non-interest bearing liabilities	3,772		3,378
Stockholders’ equity	4,041		3,250
Total liabilities and stockholders’ equity	$100,802		$86,187
Net interest margin		1.57%		1.79%

Rate/Volume Analysis

The following rate/volume analysis illustrates the relative contribution of changes in interest rates and asset volumes.

	Taxable Equivalent Increase	Increase (Decrease) Attributable to Change in
	(Decrease)	Rate	Volume
Three months ended September 30, 2006 vs. three months ended September 30, 2005
Taxable equivalent interest income	$488	$348	$140
Interest expense	534	430	104
Taxable equivalent net interest income	$(46)	$(82)	$36

	Taxable Equivalent Increase	Increase (Decrease) Attributable to Change in
	(Decrease)	Rate	Volume
Nine months ended September 30, 2006 vs. nine months ended September 30, 2005
Taxable equivalent interest income	$1,623	$1,102	$521
Interest expense	1,603	1,259	344
Taxable equivalent net interest income	$20	$(157)	$177

The decrease in the net interest margin for both the three and nine months ended September 30, 2006 versus the year-ago periods is primarily due to fluctuations in the student loan spread as discussed under “Student Loan Spread—Student Loan Spread Analysis—On-Balance Sheet,” and to the build-up of funding in anticipation of record Consolidation Loan activity as at the end of the second quarter, borrowers locked in lower interest rates before the July 1 reset on FFELP Stafford loans.

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

Student Loan Spread Analysis—On-Balance Sheet

The following table analyzes the reported earnings from student loans on-balance sheet. For an analysis of our student loan spread for the entire portfolio of Managed student loans on a similar basis to the on-balance sheet analysis, see “LENDING BUSINESS SEGMENT—Student Loan Spread Analysis—‘Core Earnings’ Basis.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
On-Balance Sheet
Student loan yield, before Floor Income	8.17%	6.39%	7.86%	5.94%
Gross Floor Income	.02	.20	.04	.30
Consolidation Loan Rebate Fees	(.68)	(.65)	(.67)	(.65)
Borrower Benefits	(.13)	(.04)	(.12)	(.11)
Premium and discount amortization	(.15)	(.16)	(.14)	(.15)
Student loan net yield	7.23	5.74	6.97	5.33
Student loan cost of funds	(5.64)	(3.85)	(5.25)	(3.43)
Student loan spread	1.59%	1.89%	1.72%	1.90%
Average Balances
On-balance sheet student loans	$84,241	$77,541	$82,610	$71,964

Discussion of Student Loan Spread—Effects of Floor Income and Derivative Accounting

One of the primary drivers of fluctuations in our on-balance sheet student loan spread is the level of gross Floor Income (Floor Income earned before payments on Floor Income Contracts) earned in the period. For the three months ended September 30, 2006 and 2005, we earned gross Floor Income of $5 million (2 basis points) and $40 million (20 basis points), respectively. The reduction in gross Floor Income is primarily due to the increase in short-term interest rates. We believe that we have economically hedged all of the Floor Income through the sale of Floor Income Contracts, under which we receive an upfront fee and agree to pay the counterparty the Floor Income earned on a notional amount of student loans. These contracts do not qualify for hedge accounting treatment and as a result the payments on the Floor Income Contracts are included on the income statement with “gains (losses) on derivative and hedging activities, net” rather than in student loan interest income. Payments on Floor Income Contracts associated with on-balance sheet student loans for the three months ended September 30, 2006 and 2005 totaled $6 million (3 basis points) and $38 million (19 basis points), respectively.

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

Discussion of Student Loan Spread—Other Quarter-over-Quarter Fluctuations

In the third quarter of 2005, we revised our method for estimating the qualification for Borrower Benefits and updated our estimates to account for programmatic changes as well as the effect of continued high levels of consolidations. These updates resulted in a reduction of $16 million or 8 basis points in our Borrower Benefits liability in the third quarter.

After giving effect to the items discussed above, the third quarter of 2006 on-balance sheet spread decreased slightly as compared to the prior year primarily due to the proportional increase in lower yielding Consolidation Loans outweighing the increase in Private Education Loans.

Floor Income

For on-balance sheet student loans, gross Floor Income is included in student loan income whereas payments on Floor Income Contracts are included in the “gains (losses) on derivative and hedging activities, net” line in other income. The following table summarizes the components of Floor Income from on-balance sheet student loans, net of payments under Floor Income Contracts, for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended
	September 30, 2006			September 30, 2005
	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Floor Income:
Gross Floor Income	$5	$—	$5	$40	$—	$40
Payments on Floor Income Contracts	(6)	—	(6)	(38)	—	(38)
Net Floor Income	$(1)	$—	$(1)	$2	$—	$2
Net Floor Income in basis points	—	—	—	1	—	1

	Nine Months Ended
	September 30, 2006			September 30, 2005
	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Floor Income:
Gross Floor Income	$27	$—	$27	$162	$—	$162
Payments on Floor Income Contracts	(28)	—	(28)	(150)	—	(150)
Net Floor Income	$(1)	$—	$(1)	$12	$—	$12
Net Floor Income in basis points	—	—	—	2	—	2

Floor Income is primarily earned on fixed rate Consolidation Loans. During the first six months of 2006, FFELP lenders reconsolidated Consolidation Loans using the Direct Loan program as a pass-through entity. This reconsolidation has left us in a slightly oversold position on our Floor Income Contracts and as a result net Floor Income was a loss of $1 million for the quarter. The Higher Education Act of 2005 has severely restricted the use of reconsolidation as of July 1, so we do not foresee any material impact on our Floor Income in the future.

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

Special Allowance Payments on 9.5 Percent Loans

The Company maintains a portfolio of loans that, in accordance with the Higher Education Act (“HEA”) and other regulatory guidance, is entitled to receive Special Allowance Payment (“SAP”) equal to a minimum rate of return of 9.5 percent (“9.5 percent SAP loans”). In the third quarter of 2006, the Company earned $2.9 million in interest income in excess of income based upon the standard special allowance rate on this portfolio, as compared to $12.2 million in the third quarter of 2005. Our portfolio of loans subject to the 9.5 percent minimum rate totaled approximately $550 million and $1.4 billion as of September 30, 2006 and 2005, respectively. (See “RECENT DEVELOPMENTS—Inspector General Audit of Nelnet on Special Allowance Payments.”)

FEDERAL AND STATE TAXES

The Company is subject to federal and state income taxes. Our effective tax rate for the three months ended September 30, 2006 was 44 percent versus 26 percent for the three months ended September 30, 2005 and for the nine months ended September 30, 2006 was 39 percent versus 35 percent for the nine months ended September 30, 2005. The effective tax rate reflects the permanent impact of the exclusion of the gains or losses on equity forward contracts recognized under SFAS No. 150.

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

“Core Earnings” are the primary financial performance measures used by management to develop the Company’s financial plans, track results, and establish corporate performance targets and incentive compensation. While “Core Earnings” are not a substitute for reported results under GAAP, the Company relies on “Core Earnings” in operating its business because “Core Earnings” permit management to make meaningful period-to-period comparisons of the operational and performance indicators that are most closely assessed by management. Management believes this information provides additional insight into the financial performance of the core business activities of our operating segments. Accordingly, the tables presented below reflect “Core Earnings” which is reviewed and utilized by management to manage the business for each of the Company’s reportable segments. A further discussion regarding “Core Earnings” is included under “Limitations of ‘Core Earnings’ ”  and “Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment.”

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

	Three Months Ended September 30, 2006
	Lending	DMO	Corporate and Other
Interest income:
FFELP Stafford and Other Student Loans	$702	$—	$—
Consolidation Loans	1,242	—	—
Private Education Loans	558	—	—
Other loans	24	—	—
Cash and investments	207	—	3
Total interest income	2,733	—	3
Total interest expense	2,124	6	4
Net interest income	609	(6)	(1)
Less: provisions for losses	80	—	—
Net interest income after provisions for losses	529	(6)	(1)
Fee income	—	122	39
Collections revenue	—	58	—
Other income	46	—	41
Operating expenses(1)	156	91	70
Income before income taxes and minority interest in net earnings of subsidiaries	419	83	9
Income tax expense(2)	155	31	3
Minority interest in net earnings of subsidiaries	—	1	—
“Core Earnings” net income	$264	$51	$6

(1)                 Operating expenses for the Lending, DMO, and Corporate and Other business segments include $8 million, $4 million, and $4 million, respectively, of stock-based compensation expense due to the implementation of SFAS No. 123(R) in the first quarter of 2006.

(2)                 Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended September 30, 2005
	Lending	DMO	Corporate and Other
Interest income:
FFELP Stafford and Other Student Loans	$586	$—	$—
Consolidation Loans	833	—	—
Private Education Loans	312	—	—
Other loans	22	—	—
Cash and investments	112	—	1
Total interest income	1,865	—	1
Total interest expense	1,299	6	1
Net interest income	566	(6)	—
Less: provisions for losses	—	—	—
Net interest income after provisions for losses	566	(6)	—
Fee income	—	93	36
Collections revenue	—	42	—
Other income	—	—	36
Operating expenses(1)	134	72	65
Income before income taxes and minority interest in net earnings of subsidiaries	432	57	7
Income tax expense(2)	160	21	2
Minority interest in net earnings of subsidiaries	—	1	—
“Core Earnings” net income	$272	$35	$5

(1)                 In the first quarter of 2006, the Company changed its method for allocating certain overhead and other expenses between our business segments. Balances for the three months ending September 30, 2005 have been updated to reflect the new allocation methodology.

(2)                 Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2006
	Lending	DMO	Corporate and Other
Interest income:
FFELP Stafford and Other Student Loans	$2,070	$—	$—
Consolidation Loans	3,385	—	—
Private Education Loans	1,472	—	—
Other loans	71	—	—
Cash and investments	507	—	5
Total interest income	7,505	—	5
Total interest expense	5,687	17	6
Net interest income	1,818	(17)	(1)
Less: provisions for losses	215	—	—
Net interest income after provisions for losses	1,603	(17)	(1)
Fee income	—	304	99
Collections revenue	—	182	—
Other income	138	—	95
Operating expenses(1)	481	266	178
Income before income taxes and minority interest in net earnings of subsidiaries	1,260	203	15
Income tax expense(2)	466	75	6
Minority interest in net earnings of subsidiaries	—	4	—
“Core Earnings” net income	$794	$124	$9

(1)                 Operating expenses for the Lending, DMO, and Corporate and Other business segments include $26 million, $9 million, and $13 million, respectively, of stock-based compensation expense due to the implementation of SFAS No. 123(R) in the first quarter of 2006.

(2)                 Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Nine Months Ended September 30, 2005
	Lending	DMO	Corporate and Other
Interest income:
FFELP Stafford and Other Student Loans	$1,678	$—	$—
Consolidation Loans	2,080	—	—
Private Education Loans	787	—	—
Other loans	62	—	—
Cash and investments	268	—	3
Total interest income	4,875	—	3
Total interest expense	3,291	14	4
Net interest income	1,584	(14)	(1)
Less: provisions for losses	69	—	—
Net interest income after provisions for losses	1,515	(14)	(1)
Fee income	—	261	94
Collections revenue	—	119	—
Other income	72	—	97
Operating expenses(1)	408	204	179
Income before income taxes and minority interest in net earnings of subsidiaries	1,179	162	11
Income tax expense(2)	437	60	3
Minority interest in net earnings of subsidiaries	2	3	—
“Core Earnings” net income	$740	$99	$8

(1)                 In the first quarter of 2006, the Company changed its method for allocating certain overhead and other expenses between our business segments. Balances for the nine months ending September 30, 2005 have been updated to reflect the new allocation methodology.

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

	Three Months Ended September 30,
	2006			2005
	Lending	DMO	Corporate and Other	Lending	DMO	Corporate and Other
“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting	$160	$—	$—	$(253)	$—	$—
Net impact of derivative accounting	(14)	—	(99)	246	—	163
Net impact of Floor Income	(53)	—	—	(54)	—	—
Amortization of acquired intangibles	(30)	(5)	(2)	(12)	(3)	(1)
Total “Core Earnings” adjustments to GAAP	$63	$(5)	$(101)	$(73)	$(3)	$162

	Nine Months Ended September 30,
	2006			2005
	Lending	DMO	Corporate and Other	Lending	DMO	Corporate and Other
“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting	$600	$—	$—	$(178)	$—	$—
Net impact of derivative accounting	195	—	(182)	423	—	65
Net impact of Floor Income	(158)	—	—	(148)	—	—
Amortization of acquired intangibles	(51)	(13)	(4)	(33)	(4)	(8)
Total “Core Earnings” adjustments to GAAP	$586	$(13)	$(186)	$64	$(4)	$57

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

The following table summarizes the securitization adjustments in our Lending operating segment for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
“Core Earnings” securitization adjustments:
Net interest income on securitized loans, after provisions for losses	$(216)	$(225)	$(647)	$(740)
Gains on student loan securitizations	201	—	902	312
Servicing and securitization revenue	187	(16)	369	277
Intercompany transactions with off-balance sheet trusts	(12)	(12)	(24)	(27)
Total “Core Earnings” securitization adjustments	$160	$(253)	$600	$(178)

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

The table below quantifies the adjustments for derivative accounting under SFAS No. 133 on our net income for the three and nine months ended September 30, 2006 and 2005 when compared with the accounting principles employed in all years prior to the SFAS No. 133 implementation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net included in other income(1)	$(131)	$316	$(95)	$176
Less: Realized losses on derivative and hedging activities, net(1)	18	93	107	309
Unrealized gains (losses) on derivative and hedging activities, net(1)	(113)	409	12	485
Other pre-SFAS No. 133 accounting adjustments	—	—	1	3
Total net impact of SFAS No. 133 derivative accounting	$(113)	$409	$13	$488

(1)                See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of both the realized and unrealized losses on derivative and hedging activities.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

SFAS No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. The table below summarizes the realized losses on derivative and hedging activities, and where they are reclassified to on a “Core Earnings” basis for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Reclassification of realized losses on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(8)	$(57)	$(41)	$(222)
Net settlement expense on interest rate swaps reclassified to net interest income	(10)	(36)	(66)	(82)
Net realized losses on closed Eurodollar futures contracts and terminated derivative contracts reclassified to other income	—	—	—	(5)
Total reclassifications of realized losses on derivative and hedging activities	(18)	(93)	(107)	(309)
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	(113)	409	12	485
Gains (losses) on derivative and hedging activities, net	$(131)	$316	$(95)	$176

(1)                “Unrealized gains (losses) on derivative and hedging activities, net” is comprised of the following unrealized mark-to-market gains (losses):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Floor Income Contracts	$(90)	$257	$142	$379
Equity forward contracts	(99)	163	(182)	65
Basis swaps	98	(19)	30	48
Other	(22)	8	22	(7)
Total unrealized gains (losses) on derivative and hedging activities, net	$(113)	$409	$12	$485

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

The following table summarizes the Floor Income adjustments in our Lending operating segment for the three and nine months ended September 30, 2006 and 2005.

	Three Month Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
“Core Earnings” Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$—	$2	$—	$19
Amortization of net premiums on Floor Income Contracts and futures in net interest income	(53)	(56)	(158)	(167)
Total “Core Earnings” Floor Income adjustments	$(53)	$(54)	$(158)	$(148)

4)               Acquired Intangibles: We exclude goodwill and intangible impairment and amortization of acquired intangibles. These amounts totaled $37 million and $16 million, respectively, for the three months ended September 30, 2006 and 2005, and $68 million and $45 million, respectively, for the nine months ended September 30, 2006 and 2005. In the third quarter of 2006, we recognized an intangible impairment of $21 million due to changes in projected interest rates used to initially value the intangible asset and to a regulatory change that restricts the loans on which the Company is entitled to earn a 9.5 percent yield.

LENDING BUSINESS SEGMENT

In our Lending business segment, we originate and acquire federally guaranteed student loans, which are administered by the U.S. Department of Education (“ED”), and Private Education Loans, which are not federally or privately guaranteed. The majority of our Private Education Loans is made in conjunction with a FFELP Stafford loan and as a result is marketed through the same marketing channels as FFELP Stafford Loans. While FFELP student loans and Private Education Loans have different overall risk profiles due to the federal guarantee of the FFELP student loans, they share many of the same characteristics such as similar repayment terms, the same marketing channel and sales force, and are originated and serviced on the same servicing platform. Finally, where possible, the borrower receives a single bill for both the federally guaranteed and privately underwritten loans.

The following table summarizes the “Core Earnings” results of operations for our Lending business segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
“Core Earnings” interest income:
FFELP Stafford and Other Student Loans	$702	$586	20%	$2,070	$1,678	23%
Consolidation Loans	1,242	833	49	3,385	2,080	63
Private Education Loans	558	312	79	1,472	787	87
Other loans	24	22	9	71	62	15
Cash and investments	207	112	85	507	268	89
Total “Core Earnings” interest income	2,733	1,865	47	7,505	4,875	54
Total “Core Earnings” interest expense	2,124	1,299	64	5,687	3,291	73
Net “Core Earnings” interest income	609	566	8	1,818	1,584	15
Less: provisions for losses	80	—	100	215	69	212
Net “Core Earnings” interest income after provisions for losses	529	566	(7)	1,603	1,515	6
Other income	46	—	100	138	72	92
Operating expenses(1)(2)	156	134	16	481	408	18
Income before income taxes and minority interest in net earnings of subsidiaries	419	432	(3)	1,260	1,179	7
Income taxes	155	160	(3)	466	437	7
Income before minority interest in net earnings of subsidiaries	264	272	(3)	794	742	7
Minority interest in net earnings of subsidiaries	—	—	—	—	2	(100)
“Core Earnings” net income	$264	$272	(3)%	$794	$740	7%

(1)                 The three and nine months ended September 30, 2006 operating expenses for the Lending segment include $8 million and $26 million, respectively, of stock-based compensation expense due to the implementation of SFAS No. 123(R) in the first quarter of 2006.

(2)                 In the first quarter of 2006, the Company changed its method for allocating certain overhead and other expenses between our business segments. Balances for the three and nine months ending September 30, 2005 have been updated to reflect the new allocation methodology.

Summary of our Managed Student Loan Portfolio

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

Ending Balances (net of allowance for loan losses):

	September 30, 2006
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Private Education Loans	Total
On-balance sheet:
In-school	$8,900	$—	$8,900	$3,566	$12,466
Grace and repayment	13,248	56,356	69,604	5,252	74,856
Total on-balance sheet, gross	22,148	56,356	78,504	8,818	87,322
On-balance sheet unamortized premium/(discount)	473	857	1,330	(321)	1,009
On-balance sheet allowance for losses	(7)	(11)	(18)	(275)	(293)
Total on-balance sheet, net	22,614	57,202	79,816	8,222	88,038
Off-balance sheet:
In-school	2,380	—	2,380	4,261	6,641
Grace and repayment	14,536	18,254	32,790	9,104	41,894
Total off-balance sheet, gross	16,916	18,254	35,170	13,365	48,535
Off-balance sheet unamortized premium/(discount)	268	495	763	(286)	477
Off-balance sheet allowance for losses	(11)	(4)	(15)	(100)	(115)
Total off-balance sheet, net	17,173	18,745	35,918	12,979	48,897
Total Managed	$39,787	$75,947	$115,734	$21,201	$136,935
% of on-balance sheet FFELP	28%	72%	100%
% of Managed FFELP	34%	66%	100%
% of total	29%	56%	85%	15%	100%

	December 31, 2005
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Private Education Loans	Total
On-balance sheet:
In-school	$6,910	$—	$6,910	$3,432	$10,342
Grace and repayment	12,705	54,033	66,738	4,834	71,572
Total on-balance sheet, gross	19,615	54,033	73,648	8,266	81,914
On-balance sheet unamortized premium/(discount)	379	835	1,214	(305)	909
On-balance sheet allowance for losses	(6)	(9)	(15)	(204)	(219)
Total on-balance sheet, net	19,988	54,859	74,847	7,757	82,604
Off-balance sheet:
In-school	2,962	—	2,962	2,540	5,502
Grace and repayment	17,410	10,272	27,682	6,406	34,088
Total off-balance sheet, gross	20,372	10,272	30,644	8,946	39,590
Off-balance sheet unamortized premium/(discount)	306	305	611	(188)	423
Off-balance sheet allowance for losses	(8)	(2)	(10)	(78)	(88)
Total off-balance sheet, net	20,670	10,575	31,245	8,680	39,925
Total Managed	$40,658	$65,434	$106,092	$16,437	$122,529
% of on-balance sheet FFELP	27%	73%	100%
% of Managed FFELP	38%	62%	100%
% of total	33%	54%	87%	13%	100%

(1)                 FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Average Balances:

	Three Months Ended September 30, 2006
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Private Education Loans	Total
On-balance sheet	$21,194	$54,968	$76,162	$8,079	$84,241
Off-balance sheet	18,558	17,538	36,096	12,130	48,226
Total Managed	$39,752	$72,506	$112,258	$20,209	$132,467
% of on-balance sheet FFELP	28%	72%	100%
% of Managed FFELP	35%	65%	100%
% of Total	30%	55%	85%	15%	100%

	Three Months Ended September 30, 2005
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Private Education Loans	Total
On-balance sheet	$21,574	$48,774	$70,348	$7,193	$77,541
Off-balance sheet	22,250	11,094	33,344	7,398	40,742
Total Managed	$43,824	$59,868	$103,692	$14,591	$118,283
% of on-balance sheet FFELP	31%	69%	100%
% of Managed FFELP	42%	58%	100%
% of Total	37%	51%	88%	12%	100%

	Nine Months Ended September 30, 2006
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Private Education Loans	Total
On-balance sheet	$20,432	$53,830	$74,262	$8,348	$82,610
Off-balance sheet	20,791	14,706	35,497	10,530	46,027
Total Managed	$41,223	$68,536	$109,759	$18,878	$128,637
% of on-balance sheet FFELP	28%	72%	100%
% of Managed FFELP	38%	62%	100%
% of Total	32%	53%	85%	15%	100%

	Nine Months Ended September 30, 2005
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Private Education Loans	Total
On-balance sheet	$20,268	$45,081	$65,349	$6,615	$71,964
Off-balance sheet	25,783	9,481	35,264	6,873	42,137
Total Managed	$46,051	$54,562	$100,613	$13,488	$114,101
% of on-balance sheet FFELP	31%	69%	100%
% of Managed FFELP	46%	54%	100%
% of Total	40%	48%	88%	12%	100%

(1)                 FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Student Loan Spread Analysis—“Core Earnings” Basis

The following table analyzes the earnings from our portfolio of Managed student loans on a “Core Earnings” basis (see “BUSINESS SEGMENTS—Pre-tax differences between ‘Core Earnings’ and GAAP by Business Segment”). The “Core Earnings” Basis Student Loan Spread Analysis presentation and certain components used in the calculation differ from the On-Balance Sheet Student Loan Spread Analysis presentation. The “Core Earnings” basis presentation, when compared to our on-balance sheet presentation, is different in that it:

•       includes the net interest margin related to our off-balance sheet student loan securitization trusts. This includes any related fees or costs such as the Consolidation Loan Rebate Fees, premium/discount amortization and Borrower Benefits yield adjustments;

•       includes the reclassification of certain derivative net settlement amounts. The net settlements on certain derivatives that do not qualify as SFAS No. 133 hedges are recorded as part of the gain (loss) on derivative and hedging activities, net for GAAP purposes are reclassified to the line item on the income statement that such derivative is economically hedging for the “Core Earnings” basis presentation. For our “Core Earnings” basis student loan spread, this would primarily include: (a) reclassifying the net settlement amounts related to our written Floor Income Contracts to student loan interest income and (b) reclassifying the net settlement amounts related to certain of our basis swaps to debt interest expense;

•       excludes unhedged Floor Income earned on the Managed student loan portfolio; and

•       includes the amortization of upfront payments on Floor Income Contracts in student loan income that we believe are economically hedging the Floor Income.

As discussed above, these differences result in the “Core Earnings” basis student loan spread not being a GAAP-basis presentation. Management relies on this measure to manage our Lending business segment. Specifically, management uses the “Core Earnings” basis student loan spread to evaluate the overall economic effect that certain factors have on all student loans either on- or off-balance sheet. These factors include the overall mix of student loans in our portfolio, acquisition costs, Borrower Benefits program costs, Floor Income and funding and hedging costs. Management believes that it is important to evaluate all of these factors on a Managed Basis to gain additional information about the economic effect of these factors on all student loans under management. Management believes that this additional information assists us in making strategic decisions about the Company’s business model for the Lending business segment, including among other factors, how we acquire or originate student loans, how we fund acquisitions and originations, what Borrower Benefits we offer and what type of loans we purchase or originate. While management believes that the “Core Earnings” basis student loan spread is an important tool for evaluating the Company’s performance for the reasons described above, it is subject to certain general and specific limitations that investors should carefully consider. See “BUSINESS SEGMENTS—Limitations of ‘Core Earnings.’” One specific limitation is that the “Core Earnings” basis student loan spread includes the spread on loans that we have sold to securitization trusts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
“Core earnings” basis student loan yield	8.33%	6.55%	7.99%	6.04%
Consolidation Loan Rebate Fees	(.57)	(.52)	(.55)	(.49)
Borrower Benefits	(.11)	(.04)	(.08)	(.06)
Premium and discount amortization	(.16)	(.18)	(.16)	(.17)
“Core earnings” basis student loan net yield	7.49	5.81	7.20	5.32
“Core earnings” basis student loan cost of funds	(5.70)	(4.00)	(5.36)	(3.54)
“Core earnings” basis student loan spread	1.79%	1.81%	1.84%	1.78%
Average Balances
On-balance sheet student loans	$84,241	$77,541	$82,610	$71,964
Off-balance sheet student loans	48,226	40,742	46,027	42,137
Managed student loans	$132,467	$118,283	$128,637	$114,101

Discussion of “Core Earnings” Basis Student Loan Spread—Quarter-over-Quarter Fluctuations

In the third quarter of 2005, we updated our estimates for the qualification for Borrower Benefits to account for programmatic changes as well as the effect of continued high levels of consolidations. These updates resulted in a reduction of $21 million or 7 basis points in our Borrower Benefits liability. Absent this 2005 adjustment, the increase in the “Core Earnings” basis student loan spread for the three months ended September 30, 2006 versus the year-ago period is due to the increase of higher yielding Private Education Loans as a percentage of the portfolio, outweighing the negative effect of the increase of lower yielding Consolidation Loans as a percentage of the overall student loan portfolio.

“Core Earnings” Basis Student Loan Spreads by Loan Type

The student loan spread continues to reflect the changing mix of loans in our portfolio, specifically the shift from FFELP Stafford loans to Consolidation Loans and the higher overall growth rate in Private Education Loans as a percentage of the total portfolio. (See “LENDING BUSINESS SEGMENT—Summary of our Managed Student Loan Portfolio—Average Balances.”)

The following table reflects the “Core Earnings” basis student loan spreads by product, excluding the effect of non-recurring items, for the three months ended September 30, 2006 and 2005 and for the nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
FFELP Loan Spreads (“Core Earnings” Basis):
Stafford	1.26%	1.38%	1.33%	1.46%
Consolidation	1.12	1.27	1.19	1.29
Managed FFELP Loan Spread	1.17	1.31	1.24	1.37
Private Education Loan Spreads (“Core Earnings” Basis):
Before provision	5.25%	4.75%	5.07%	4.71%
After provision	3.83	3.04	3.70	3.27

Floor Income—Managed Basis

The following table analyzes the ability of the FFELP student loans in our Managed student loan portfolio to earn Floor Income after September 30, 2006 and 2005.

	September 30, 2006			September 30, 2005
(Dollars in billions)	Fixed Borrower Rate	Variable Borrower Rate	Total	Fixed Borrower Rate	Variable Borrower Rate	Total
Student loans eligible to earn Floor Income:
On-balance sheet student loans	$56.9	$18.8	$75.7	$49.6	$17.9	$67.5
Off-balance sheet student loans	18.2	16.6	34.8	10.6	18.7	29.3
Managed student loans eligible to earn Floor Income	75.1	35.4	110.5	60.2	36.6	96.8
Less: notional amount of Floor Income Contracts	(24.7)	—	(24.7)	(26.0)	—	(26.0)
Net Managed student loans eligible to earn Floor Income	$50.4	$35.4	$85.8	$34.2	$36.6	$70.8
Net Managed student loans earning Floor Income	$3.8	$—	$3.8	$.9	$—	$.9

The reconsolidation of Consolidation Loans has had an unanticipated impact on Consolidation Loans underlying Floor Income Contracts. The Floor Income Contracts are economically hedging the fixed borrower interest rate earned on Consolidation Loans. Generally, Consolidation Loans are eligible to earn Floor Income, and over time we have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of Consolidation Loans. The balance of the Floor Income Contracts did not anticipate the reconsolidation of Consolidation Loans and as a consequence, higher rate Consolidation Loans that underlie certain contracts have been reconsolidated with lower fixed rates that no longer match the underlying Floor Income Contract. As a result, as of September 30, 2006, the notional amount of Floor Income Contracts is slightly higher than the outstanding balance of the Consolidation Loans that the Floor Income Contracts were hedging. The Higher Education Act of 2005 has severely restricted the use of reconsolidation as of July 1, so we do not foresee any material impact on our Floor Income in the future.

The following table presents a projection of the average Managed balance of Consolidation Loans whose Fixed Rate Floor Income has already been economically hedged through Floor Income Contracts for the period October 1, 2006 to June 30, 2010. These loans are both on- and off-balance sheet and the related hedges do not qualify under SFAS No. 133 accounting as effective hedges.

(Dollars in billions)	October 1, 2006 to December 31, 2006	2007	2008	2009	2010
Average balance of Consolidation Loans whose Floor Income is economically hedged (Managed Basis)	$24	$16	$15	$10	$2

Private Education Loans

Substantially all Private Education Loans are originated by Sallie Mae Bank, a wholly-owned Utah industrial bank subsidiary of SLM Corporation. All Private Education Loans are initially originated or acquired on-balance sheet. When we securitize Private Education Loans, we no longer own the loans and they are accounted for off-balance sheet. For our Managed presentation in the table below, we reduce the on-balance sheet allowance for amounts previously provided and then provide for these loans in the off-balance sheet section with the total of both on and off-balance sheet residing in the Managed presentation.

When Private Education Loans in the majority of our securitized trusts become 180 days delinquent, we typically exercise our contingent call option to repurchase these loans at par value out of the trust and record a loss for the difference in the par value paid and the fair market value of the loan at the time of purchase. If these loans reach the 212-day delinquency, a charge-off for the remaining balance of the loan is triggered. On a Managed Basis, the losses recorded under GAAP for loans repurchased at day 180 are reversed and the full amount is charged off in the month in which the loan is 212 days delinquent.

The off-balance sheet allowance is increasing as more loans are securitized but is lower than the on-balance sheet percentage when measured as a percentage of ending loans in repayment because of the different mix of loans on-balance sheet and off-balance sheet, and due to how we administratively handle delinquent loans repurchased from our securitized trusts, as described above. Additionally, a larger percentage of the off-balance sheet loan borrowers are still in-school status and not required to make payments on their loans. Once repayment begins, the allowance requirements increase to reflect the increased risk of loss as loans enter repayment.

Activity in the Allowance for Private Education Loan Losses

The provision for student loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of Private Education Loans.

The following table summarizes changes in the allowance for Private Education Loan losses for the three and nine months ended September 30, 2006 and 2005.

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Allowance at beginning of period	$252	$228	$92	$91	$344	$319
Provision for Private Education Loan losses	58	56	14	4	72	60
Change in recovery estimate	—	(49)	—	(16)	—	(65)
Total provision	58	7	14	(12)	72	(5)
Charge-offs	(37)	(47)	(10)	—	(47)	(47)
Recoveries	6	5	—	—	6	5
Net charge-offs	(31)	(42)	(10)	—	(41)	(42)
Balance before securitization of Private Education Loans	279	193	96	79	375	272
Reduction for securitization of Private Education Loans	(4)	—	4	—	—	—
Allowance at end of period	$275	$193	$100	$79	$375	$272
Net charge-offs as a percentage of average loans in repayment (annualized)	3.19%	5.35%	.68%	—%	1.70%	2.42%
Allowance as a percentage of the ending total loan balance	3.24%	2.34%	.77%	1.07%	1.74%	1.74%
Allowance as a percentage of ending loans in repayment	6.91%	6.00%	1.79%	2.13%	3.92%	3.93%
Average coverage of net charge-offs (annualized)	2.22	1.15	2.62	—	2.32	1.62
Average total loans	$8,079	$7,193	$12,130	$7,398	$20,209	$14,591
Ending total loans	$8,497	$8,272	$13,079	$7,391	$21,576	$15,663
Average loans in repayment	$3,879	$3,150	$5,667	$3,814	$9,546	$6,964
Ending loans in repayment	$3,980	$3,220	$5,603	$3,705	$9,583	$6,925

In general the provision for loans can fluctuate quarter to quarter due to the seasonality of loans entering repayment. The majority of loans typically enter repayment in the second and fourth quarters. This increase in loans entering repayment often leads to a near-term increase in early-stage delinquencies, or forbearance usage in the first and third quarters with some residual effect in the fourth quarter for the affected borrowers. This in turn, leads to higher provisions for those quarters. Therefore, all other factors being equal, the provision for loan losses in the third quarter will be higher.

The Managed Basis allowance ratios are virtually unchanged from September 30, 2005 to September 30, 2006, as the allowance has grown in proportion to the balance of our Private Education Loan portfolio.

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Allowance at beginning of period	$204	$172	$78	$143	$282	$315
Provision for Private Education Loan losses	175	135	19	9	194	144
Change in estimate	—	40	—	(60)	—	(20)
Change in recovery estimate	—	(49)	—	(16)	—	(65)
Total provision	175	126	19	(67)	194	59
Charge-offs	(105)	(113)	(14)	(3)	(119)	(116)
Recoveries	18	14	—	—	18	14
Net charge-offs	(87)	(99)	(14)	(3)	(101)	(102)
Balance before securitization of Private Education Loans	292	199	83	73	375	272
Reduction for securitization of Private Education Loans	(17)	(6)	17	6	—	—
Allowance at end of period	$275	$193	$100	$79	$375	$272
Net charge-offs as a percentage of average loans in repayment (annualized)	3.06%	4.37%	.36%	.09%	1.51%	2.07%
Allowance as a percentage of the ending total loan balance	3.24%	2.34%	.77%	1.07%	1.74%	1.74%
Allowance as a percentage of ending loans in repayment	6.91%	6.00%	1.79%	2.13%	3.92%	3.93%
Average coverage of net charge-offs (annualized)	2.35	1.46	5.44	24.00	2.77	2.01
Average total loans	$8,348	$6,615	$10,530	$6,873	$18,878	$13,488
Ending total loans	$8,497	$8,272	$13,079	$7,391	$21,576	$15,663
Average loans in repayment	$3,821	$3,031	$5,127	$3,529	$8,948	$6,560
Ending loans in repayment	$3,980	$3,220	$5,603	$3,705	$9,583	$6,925

The increase in the Managed Basis Private Education Loan provision and allowance for the nine months ended September 30, 2006 over the year-ago period is consistent with the growth in both the total balance of the portfolio, as well as, the balance of loans in repayment.

Delinquencies

The table below presents our Private Education Loan delinquency trends as of September 30, 2006 and 2005. Delinquencies have the potential to adversely impact earnings through increased servicing and collection costs in the event the delinquent accounts charge off.

	On-Balance Sheet Private Education Loan Delinquencies
	September 30, 2006		September 30, 2005
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$4,497		$5,042
Loans in forbearance(2)	341		311
Loans in repayment and percentage of each status:
Loans current	3,462	87.0%	2,873	89.2%
Loans delinquent 31-60 days(3)	209	5.3	145	4.5
Loans delinquent 61-90 days(3)	121	3.0	75	2.3
Loans delinquent greater than 90 days(3)	188	4.7	127	4.0
Total Private Education Loans in repayment	3,980	100%	3,220	100%
Total Private Education Loans, gross	8,818		8,573
Private Education Loan unamortized discount	(321)		(301)
Total Private Education Loans	8,497		8,272
Private Education Loan allowance for losses	(275)		(193)
Private Education Loans, net	$8,222		$8,079
Percentage of Private Education Loans in repayment	45.1%		37.6%
Delinquencies as a percentage of Private Education Loans in repayment	13.0%		10.8%

	Off-Balance Sheet Private Education Loan Delinquencies
	September 30, 2006		September 30, 2005
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$6,861		$3,272
Loans in forbearance(2)	901		552
Loans in repayment and percentage of each status:
Loans current	5,281	94.3%	3,514	94.9%
Loans delinquent 31-60 days(3)	164	2.9	94	2.5
Loans delinquent 61-90 days(3)	68	1.2	38	1.0
Loans delinquent greater than 90 days(3)	90	1.6	59	1.6
Total Private Education Loans in repayment	5,603	100%	3,705	100%
Total Private Education Loans, gross	13,365		7,529
Private Education Loan unamortized discount	(286)		(138)
Total Private Education Loans	13,079		7,391
Private Education Loan allowance for losses	(100)		(79)
Private Education Loans, net	$12,979		$7,312
Percentage of Private Education Loans in repayment	41.9%		49.2%
Delinquencies as a percentage of Private Education Loans in repayment	5.7%		5.1%

(1)                 Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)                 Loans for borrowers who have requested extension of grace period or who have temporarily ceased making full payments due to hardship or other factors. When loans exit forbearance status and enter repayment, they are initially included in current status.

(3)                 The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Managed Private Education Loan Delinquencies
	September 30, 2006		September 30, 2005
	Balance	%	Balance	%
Loans in-school/grace/deferment(1)	$11,358		$8,314
Loans in forbearance(2)	1,242		863
Loans in repayment and percentage of each status:
Loans current	8,743	91.2%	6,387	92.2%
Loans delinquent 31-60 days(3)	373	3.9	239	3.5
Loans delinquent 61-90 days(3)	189	2.0	113	1.6
Loans delinquent greater than 90 days(3)	278	2.9	186	2.7
Total Private Education Loans in repayment	9,583	100%	6,925	100%
Total Private Education Loans, gross	22,183		16,102
Private Education Loan unamortized discount	(607)		(439)
Total Private Education Loans	21,576		15,663
Private Education Loan allowance for losses	(375)		(272)
Private Education Loans, net	$21,201		$15,391
Percentage of Private Education Loans in repayment	43.2%		43.0%
Delinquencies as a percentage of Private Education Loans in repayment	8.8%		7.8%

(1)                 Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)                 Loans for borrowers who have requested extension of grace period or who have temporarily ceased making full payments due to hardship or other factors. When loans exit forbearance status and enter repayment, they are initially included in current status.

(3)                 The period of delinquency is based on the number of days scheduled payments are contractually past due.

Forbearance—Managed Basis Private Education Loans

The tables below present the composition and status of the Managed Private Education Loan portfolio by number of months aged from the first date of repayment. As indicated in the tables, forbearance is used most heavily immediately after the loan enters repayment, with the percentage of loans in forbearance decreasing the longer the loans have been in repayment. At September 30, 2006, loans in forbearance as a percentage of loans in repayment and forbearance was 14.7 percent for loans that have been in repayment one to twenty-four months. The percentage declined to 4.5 percent for loans that have been in repayment more than 48 months. Approximately 77 percent of our Managed Private Education Loans in forbearance have been in repayment less than 24 months. These borrowers are essentially extending their grace period as they transition to the workforce. Forbearance continues to be a positive collection tool for the Private Education Loans as we believe it can provide the borrower with sufficient time to obtain employment and income to support his or her obligation. We consider the potential impact of forbearance in the determination of the loan loss reserves.

	Months Since Initially Entering Repayment
	1 to 24 Months	25 to 48 Months	More than 48 Months	After Sept. 30, 2006(1)	Total
September 30, 2006
Loans in-school/grace/deferment	$—	$—	$—	$11,358	$11,358
Loans in forbearance	956	203	83	—	1,242
Loans in repayment—current	5,055	2,050	1,638	—	8,743
Loans in repayment—delinquent 31-60 days	208	94	71	—	373
Loans in repayment—delinquent 61-90 days	120	41	28	—	189
Loans in repayment—delinquent greater than 90 days	156	77	45	—	278
Total	$6,495	$2,465	$1,865	$11,358	22,183
Unamortized discount					(607)
Allowance for loan losses					(375)
Total Managed Private Education Loans, net					$21,201
Loans in forbearance as a percentage of loans in repayment and forbearance	14.7%	8.2%	4.5%	—%	11.5%

	Months Since Initially Entering Repayment
	1 to 24 Months	25 to 48 Months	More than 48 Months	After Sept. 30 2005(1)	Total
September 30, 2005
Loans in-school/grace/deferment	$—	$—	$—	$8,314	$8,314
Loans in forbearance	630	150	83	—	863
Loans in repayment—current	3,635	1,485	1,267	—	6,387
Loans in repayment—delinquent 31-60 days	131	62	46	—	239
Loans in repayment—delinquent 61-90 days	72	26	15	—	113
Loans in repayment—delinquent greater than 90 days	100	58	28	—	186
Total	$4,568	$1,781	$1,439	$8,314	16,102
Unamortized discount					(439)
Allowance for loan losses					(272)
Total Managed Private Education Loans, net					$15,391
Loans in forbearance as a percentage of loans in repayment and forbearance	13.8%	8.4%	5.8%	—%	11.1%

(1)                 Includes all loans in-school/grace/deferment.

The table below stratifies the portfolio of Managed Private Education Loans in forbearance by the cumulative number of months the borrower has used forbearance as of the dates indicated. As detailed in the table below, 7 percent of loans currently in forbearance have deferred their loan repayment more than 24 months, which is equivalent to the year-ago period.

	September 30,
	2006		2005
	Forbearance Balance	% of Total	Forbearance Balance	% of Total
Cumulative number of months borrower has used forbearance
Up to 12 months	$902	72%	$646	75%
13 to 24 months	259	21	154	18
25 to 36 months	58	5	40	4
More than 36 months	23	2	23	3
Total	$1,242	100%	$863	100%

Total Loan Net Charge-offs

The following tables summarize the net charge-offs for all loan types on both an on-balance sheet basis and a Managed Basis for the three and nine months ended September 30, 2006 and 2005. Almost all Private Education Loan charge-offs occur on-balance sheet due to the contingent call feature in a majority of the off-balance sheet securitization trusts, which is discussed in more detail at “LENDING BUSINESS SEGMENT—Private Education Loans.”

Total on-balance sheet loan net charge-offs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Private Education Loans	$31	$42	$87	$99
FFELP Stafford and Other Student Loans	1	1	3	3
Mortgage and consumer loans	1	1	4	4
Total on-balance sheet loan net charge-offs	$33	$44	$94	$106

Total Managed loan net charge-offs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Private Education Loans	$41	$42	$101	$102
FFELP Stafford and Other Student Loans	1	1	3	3
Mortgage and consumer loans	1	1	4	4
Total Managed loan net charge-offs	$43	$44	$108	$109

Student Loan Premiums as a Percentage of Principal

The following table presents student loan premiums paid as a percentage of the principal balance of student loans acquired for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended				Nine Months Ended
	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
	Volume	Rate	Volume	Rate	Volume	Rate	Volume	Rate
Student loan premiums paid:
Sallie Mae brands	$4,393	1.05%	$3,148	.23%	$9,368.81%		$6,442.26%
Lender partners	2,361	1.83	2,545	1.89	10,178	1.81	10,588	1.75
Total Preferred Channel	6,754	1.32	5,693	.97	19,546	1.33	17,030	1.18
Other purchases(1)	2,183	4.05	860	4.00	2,851	3.95	1,963	3.77
Subtotal base purchases	8,937	1.99	6,553	1.37	22,397	1.66	18,993	1.45
Consolidations from third parties	1,682	2.22	1,306	2.66	3,432	2.44	3,145	2.49
Total	$10,619	2.03%	$7,859	1.58%	$25,829	1.77%	$22,138	1.60%

(1)                Primarily includes spot purchases, other commitment clients, and subsidiary acquisitions.

The increase in premiums paid as a percentage of principal balance for Sallie Mae brands is primarily due to the increase in loans where we pay the origination fee on behalf of borrowers, a practice we call zero-fee lending. The borrower origination fee will be gradually phased out by the Reconciliation Legislation from 2007 to 2010. The Consolidations rate includes the 50 basis point Consolidation Loan fee paid on loans that we consolidate, including loans that are already in our Managed portfolio. The Consolidation Loan premium paid percentage is calculated on only consolidation volume that is incremental to our portfolio. This percentage is largely driven by the mix of FFELP Stafford loans consolidated in each quarter. The increase in the third quarter 2006 volume from other purchases is primarily due to spot purchases of $1.4 billion Consolidation Loans. Spot purchases are incremental volume on transactions outside our normal lending channels and generally command higher premiums. Going forward the Company plans to continue to purchase Consolidation Loans in the spot market when it is economically advantageous to do so.

Student Loan Acquisitions

In the nine months ended September 30, 2006, 70 percent of our Managed student loan acquisitions were originated through our Preferred Channel. The following tables summarize the components of our student loan acquisition activity for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30, 2006
	FFELP	Private	Total
Preferred Channel	$4,146	$2,608	$6,754
Other commitment clients	195	61	256
Spot purchases	1,927	—	1,927
Consolidations from third parties	1,648	34	1,682
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	2,377	74	2,451
Capitalized interest, premiums and discounts	448	22	470
Total on-balance sheet student loan acquisitions	10,741	2,799	13,540
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(2,377)	(74)	(2,451)
Capitalized interest, premiums and discounts—off-balance sheet securitized trusts	151	79	230
Total Managed student loan acquisitions	$8,515	$2,804	$11,319

	Three Months Ended September 30, 2005
	FFELP	Private	Total
Preferred Channel	$3,455	$2,238	$5,693
Other commitment clients	148	—	148
Spot purchases	669	—	669
Consolidations from third parties	1,306	—	1,306
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	3,207	—	3,207
Acquisition of Idaho Transfer Corporation	43	—	43
Capitalized interest, premiums and discounts	340	(20)	320
Total on-balance sheet student loan acquisitions	9,168	2,218	11,386
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(3,207)	—	(3,207)
Capitalized interest, premiums and discounts—off-balance sheet securitized trusts	131	42	173
Total Managed student loan acquisitions	$6,092	$2,260	$8,352

	Nine Months Ended September 30, 2006
	FFELP	Private	Total
Preferred Channel	$13,557	$5,989	$19,546
Other commitment clients	397	64	461
Spot purchases	2,390	—	2,390
Consolidations from third parties	3,389	43	3,432
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	5,813	90	5,903
Capitalized interest, premiums and discounts	1,170	74	1,244
Total on-balance sheet student loan acquisitions	26,716	6,260	32,976
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(5,813)	(90)	(5,903)
Capitalized interest, premiums and discounts—off-balance sheet securitized trusts	475	256	731
Total Managed student loan acquisitions	$21,378	$6,426	$27,804

	Nine Months Ended September 30, 2005
	FFELP	Private	Total
Preferred Channel	$12,229	$4,801	$17,030
Other commitment clients	395	—	395
Spot purchases	1,568	—	1,568
Consolidations from third parties	3,145	—	3,145
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	7,455	—	7,455
Acquisition of Idaho Transfer Corporation	43	—	43
Capitalized interest, premiums and discounts	1,011	(36)	975
Total on-balance sheet student loan acquisitions	25,846	4,765	30,611
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(7,455)	—	(7,455)
Capitalized interest, premiums and discounts—off-balance sheet securitized trusts	386	145	531
Total Managed student loan acquisitions	$18,777	$4,910	$23,687

As shown on the above table, off-balance sheet FFELP Stafford loans that consolidate with us become an on-balance sheet interest earning asset. This activity results in impairments of our Retained Interests in securitizations, but this is offset by an increase in on-balance sheet interest earning assets, for which we do not record an offsetting gain.

The following table includes on-balance sheet asset information for our Lending business segment.

	September 30, 2006	December 31, 2005
FFELP Stafford and Other Student Loans, net	$22,614	$19,988
Consolidation Loans, net	57,202	54,859
Private Education Loans, net	8,222	7,757
Other loans, net	1,257	1,138
Investments(1)	7,809	7,748
Retained Interest in off-balance sheet securitized loans	3,613	2,406
Other(2)	3,977	3,576
Total assets	$104,694	$97,472

(1)                Investments include cash and cash equivalents, investments, restricted cash and investments, leveraged leases, and municipal bonds.

(2)                Other assets include accrued interest receivable, goodwill and acquired intangible assets and other non-interest earning assets.

Preferred Channel Originations

We originated $7.8 billion in student loan volume through our Preferred Channel in the three months ended September 30, 2006, versus $7.2 billion in the three months ended September 30, 2005.

For the three months ended September 30, 2006, our internal lending brands grew 35 percent over the year-ago quarter, and comprised 59 percent of our Preferred Channel Originations, up from 47 percent in the year-ago quarter. Our internal lending brands combined with our other lender partners comprised 87 percent of our Preferred Channel Originations for the current quarter, versus 76 percent for the year-ago quarter; together these two segments of our Preferred Channel grew 24 percent over the year-ago quarter. Our Managed loan acquisitions for the current quarter totaled $11.3 billion, an increase of 36 percent over the year-ago quarter. The following tables further break down our Preferred Channel Originations by type of loan and source.

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Preferred Channel Originations—Type of Loan
Stafford	$4,257	$3,966	$10,559	$9,879
PLUS	856	863	2,087	2,046
GradPLUS	144	—	144	—
Total FFELP	5,257	4,829	12,790	11,925
Private Education Loans	2,574	2,399	5,829	4,839
Total	$7,831	$7,228	$18,619	$16,764

	Three Months Ended September 30,
	2006			2005
	FFELP	Private	Total	FFELP	Private	Total
Preferred Channel Originations—Source
Internal lending brands	$2,402	$2,223	$4,625	$1,619	$1,811	$3,430
JPMorgan Chase	893	89	982	1,427	279	1,706
Other lender partners	1,962	262	2,224	1,783	309	2,092
Total	$5,257	$2,574	$7,831	$4,829	$2,399	$7,228

	Nine Months Ended September 30,
	2006			2005
	FFELP	Private	Total	FFELP	Private	Total
Preferred Channel Originations—Source
Internal lending brands	$5,257	$4,680	$9,937	$3,636	$3,233	$6,869
JPMorgan Chase	2,848	386	3,234	4,071	866	4,937
Other lender partners	4,685	763	5,448	4,218	740	4,958
Total	$12,790	$5,829	$18,619	$11,925	$4,839	$16,764

GradPLUS is a new federal program aimed at graduate school borrowers. These loans primarily replace Private Education Loans for these borrowers as they are guaranteed by the federal government and carry lower interest rates.

Student Loan Activity

The following tables summarize the activity in our on-balance sheet, off-balance sheet and Managed portfolios of FFELP student loans and Private Education Loans and highlight the effects of Consolidation Loan activity on our FFELP portfolios.

	On-Balance Sheet Three Months Ended September 30, 2006
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Total Private Education Loans	Total On- Balance Sheet Portfolio
Beginning balance	$21,391	$54,055	$75,446	$6,833	$82,279
Net consolidations:
Incremental consolidations from third parties	—	1,648	1,648	34	1,682
Consolidations to third parties	(729)	(367)	(1,096)	(4)	(1,100)
Net consolidations	(729)	1,281	552	30	582
Acquisitions	5,014	1,702	6,716	2,691	9,407
Net acquisitions	4,285	2,983	7,268	2,721	9,989
Internal consolidations(2)	(2,397)	4,813	2,416	83	2,499
Off-balance sheet securitizations	—	(4,066)	(4,066)	(1,008)	(5,074)
Repayments/claims/resales/other	(665)	(583)	(1,248)	(407)	(1,655)
Ending balance	$22,614	$57,202	$79,816	$8,222	$88,038

	Off-Balance Sheet Three Months Ended September 30, 2006
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Total Private Education Loans	Total Off- Balance Sheet Portfolio
Beginning balance	$20,535	$15,140	$35,675	$12,190	$47,865
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(726)	(119)	(845)	(11)	(856)
Net consolidations	(726)	(119)	(845)	(11)	(856)
Acquisitions	96	55	151	79	230
Net acquisitions	(630)	(64)	(694)	68	(626)
Internal consolidations(2)	(2,185)	(231)	(2,416)	(83)	(2,499)
Off-balance sheet securitizations	—	4,066	4,066	1,008	5,074
Repayments/claims/resales/other	(547)	(166)	(713)	(204)	(917)
Ending balance	$17,173	$18,745	$35,918	$12,979	$48,897

	Managed Portfolio Three Months Ended September 30, 2006
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Total Private Education Loans	Total Managed Basis Portfolio
Beginning balance	$41,926	$69,195	$111,121	$19,023	$130,144
Net consolidations:
Incremental consolidations from third parties	—	1,648	1,648	34	1,682
Consolidations to third parties	(1,455)	(486)	(1,941)	(15)	(1,956)
Net consolidations	(1,455)	1,162	(293)	19	(274)
Acquisitions	5,110	1,757	6,867	2,770	9,637
Net acquisitions	3,655	2,919	6,574	2,789	9,363
Internal consolidations(2)	(4,582)	4,582	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(1,212)	(749)	(1,961)	(611)	(2,572)
Ending balance	$39,787	$75,947	$115,734	$21,201	$136,935
Total Managed Purchases(3)	$5,110	$3,405	$8,515	$2,804	$11,319

(1)                 FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)                 Represents FFELP/Stafford loans that we either own on-balance sheet or in our off-balance sheet securitization trusts that we consolidate.

(3)                Includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet Three Months Ended September 30, 2005
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Total Private Education Loans	Total On- Balance Sheet Portfolio
Beginning balance	$22,093	$44,641	$66,734	$6,097	$72,831
Net consolidations:
Incremental consolidations from third parties	—	1,306	1,306	—	1,306
Consolidations to third parties	(397)	(235)	(632)	(2)	(634)
Net consolidations	(397)	1,071	674	(2)	672
Acquisitions	3,908	744	4,652	2,219	6,871
Net acquisitions	3,511	1,815	5,326	2,217	7,543
Internal Consolidations(2)	(2,144)	5,250	3,106	—	3,106
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(1,106)	(513)	(1,619)	(235)	(1,854)
Ending balance	$22,354	$51,193	$73,547	$8,079	$81,626

	Off-Balance Sheet Three Months Ended September 30, 2005
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Total Private Education Loans	Total Off- Balance Sheet Portfolio
Beginning balance	$25,033	$11,234	$36,267	$7,402	$43,669
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(582)	(85)	(667)	(4)	(671)
Net consolidations	(582)	(85)	(667)	(4)	(671)
Acquisitions	86	48	134	41	175
Net acquisitions	(496)	(37)	(533)	37	(496)
Internal Consolidations(2)	(3,106)	—	(3,106)	—	(3,106)
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(703)	(229)	(932)	(127)	(1,059)
Ending balance	$20,728	$10,968	$31,696	$7,312	$39,008

	Managed Portfolio Three Months Ended September 30, 2005
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Total Private Education Loans	Total Managed Basis Portfolio
Beginning balance	$47,126	$55,875	$103,001	$13,499	$116,500
Net consolidations:
Incremental consolidations from third parties	—	1,306	1,306	—	1,306
Consolidations to third parties	(979)	(320)	(1,299)	(6)	(1,305)
Net consolidations	(979)	986	7	(6)	1
Acquisitions	3,994	792	4,786	2,260	7,046
Net acquisitions	3,015	1,778	4,793	2,254	7,047
Internal Consolidations(2)	(5,250)	5,250	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(1,809)	(742)	(2,551)	(362)	(2,913)
Ending balance	$43,082	$62,161	$105,243	$15,391	$120,634
Total Managed Purchases(3)	$3,994	$2,098	$6,092	$2,260	$8,352

(1)                FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)                Represents FFELP/Stafford loans that we either own on-balance sheet or in our off-balance sheet securitization trusts that we consolidate.

(3)                Includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet Nine Months Ended September 30, 2006
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Total Private Education Loans	Total On- Balance Sheet Portfolio
Beginning balance	$19,988	$54,859	$74,847	$7,757	$82,604
Net consolidations:
Incremental consolidations from third parties	—	3,389	3,389	43	3,432
Consolidations to third parties	(1,422)	(1,775)	(3,197)	(11)	(3,208)
Net consolidations	(1,422)	1,614	192	32	224
Acquisitions	15,114	2,401	17,515	6,127	23,642
Net acquisitions	13,692	4,015	17,707	6,159	23,866
Internal consolidations	(4,772)	9,914	5,142	203	5,345
Off-balance sheet securitizations	(5,034)	(9,638)	(14,672)	(4,737)	(19,409)
Repayments/claims/resales/other	(1,260)	(1,948)	(3,208)	(1,160)	(4,368)
Ending balance	$22,614	$57,202	$79,816	$8,222	$88,038

	Off-Balance Sheet Nine Months Ended September 30, 2006
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Total Private Education Loans	Total Off- Balance Sheet Portfolio
Beginning balance	$20,670	$10,575	$31,245	$8,680	$39,925
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(1,591)	(574)	(2,165)	(21)	(2,186)
Net consolidations	(1,591)	(574)	(2,165)	(21)	(2,186)
Acquisitions	302	172	474	256	730
Net acquisitions	(1,289)	(402)	(1,691)	235	(1,456)
Internal consolidations	(4,634)	(508)	(5,142)	(203)	(5,345)
Off-balance sheet securitizations	5,034	9,638	14,672	4,737	19,409
Repayments/claims/resales/other	(2,608)	(558)	(3,166)	(470)	(3,636)
Ending balance	$17,173	$18,745	$35,918	$12,979	$48,897

	Managed Portfolio Nine Months Ended September 30, 2006
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Total Private Education Loans	Total Managed Basis Portfolio
Beginning balance	$40,658	$65,434	$106,092	$16,437	$122,529
Net consolidations:
Incremental consolidations from third parties	—	3,389	3,389	43	3,432
Consolidations to third parties	(3,013)	(2,349)	(5,362)	(32)	(5,394)
Net consolidations	(3,013)	1,040	(1,973)	11	(1,962)
Acquisitions	15,416	2,573	17,989	6,383	24,372
Net acquisitions	12,403	3,613	16,016	6,394	22,410
Internal consolidations	(9,406)	9,406	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(3,868)	(2,506)	(6,374)	(1,630)	(8,004)
Ending balance	$39,787	$75,947	$115,734	$21,201	$136,935
Total Managed Purchases(3)	$15,416	$5,962	$21,378	$6,426	$27,804

(1)                 FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)                 Represents FFELP/Stafford loans that we either own on-balance sheet or in our off-balance sheet securitization trusts that we consolidate.

(3)                Includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet Nine Months Ended September 30, 2005
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Total Private Education Loans	Total On- Balance Sheet Portfolio
Beginning balance	$18,965	$41,596	$60,561	$5,420	$65,981
Net consolidations:
Incremental consolidations from third parties	—	3,145	3,145	—	3,145
Consolidations to third parties	(729)	(484)	(1,213)	(6)	(1,219)
Net consolidations	(729)	2,661	1,932	(6)	1,926
Acquisitions	13,936	1,311	15,247	4,761	20,008
Net acquisitions	13,207	3,972	17,179	4,755	21,934
Internal consolidations	(4,195)	11,099	6,904	—	6,904
Off-balance sheet securitizations	(3,542)	(4,044)	(7,586)	(1,407)	(8,993)
Repayments/claims/resales/other	(2,081)	(1,430)	(3,511)	(689)	(4,200)
Ending balance	$22,354	$51,193	$73,547	$8,079	$81,626

	Off-Balance Sheet Nine Months Ended September 30, 2005
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Total Private Education Loans	Total Off- Balance Sheet Portfolio
Beginning balance	$27,825	$7,570	$35,395	$6,062	$41,457
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(1,224)	(176)	(1,400)	(12)	(1,412)
Net consolidations	(1,224)	(176)	(1,400)	(12)	(1,412)
Acquisitions	252	137	389	145	534
Net acquisitions	(972)	(39)	(1,011)	133	(878)
Internal consolidations	(6,895)	(9)	(6,904)	—	(6,904)
Off-balance sheet securitizations	3,542	4,044	7,586	1,407	8,993
Repayments/claims/resales/other	(2,772)	(598)	(3,370)	(290)	(3,660)
Ending balance	$20,728	$10,968	$31,696	$7,312	$39,008

	Managed Portfolio Nine Months Ended September 30, 2005
	FFELP Stafford and Other(1)	Consolidation Loans	Total FFELP	Total Private Education Loans	Total Managed Basis Portfolio
Beginning balance	$46,790	$49,166	$95,956	$11,482	$107,438
Net consolidations:
Incremental consolidations from third parties	—	3,145	3,145	—	3,145
Consolidations to third parties	(1,953)	(660)	(2,613)	(18)	(2,631)
Net consolidations	(1,953)	2,485	532	(18)	514
Acquisitions	14,188	1,448	15,636	4,906	20,542
Net acquisitions	12,235	3,933	16,168	4,888	21,056
Internal consolidations	(11,090)	11,090	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(4,853)	(2,028)	(6,881)	(979)	(7,860)
Ending balance	$43,082	$62,161	$105,243	$15,391	$120,634
Total Managed Purchases(3)	$14,188	$4,593	$18,781	$4,906	$23,687

(1)                FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)                Represents FFELP/Stafford loans that we either own on-balance sheet or in our off-balance sheet securitization trusts that we consolidate.

(3)                Includes incremental consolidations from third parties and acquisitions.

The increase in consolidations to third parties during the nine months ended September 30, 2006 reflects FFELP lenders reconsolidating Consolidation Loans using the Direct Loan program as a pass-through entity to circumvent the statutory prohibition on the reconsolidation of Consolidation Loans. On March 17, 2006, ED issued a ‘‘Dear Colleague’’ letter that prohibited this ‘‘two-step’’ process unless the FFELP consolidation borrower applied for a Direct Loan consolidation by March 31, 2006. Accordingly, in the second quarter of 2006, there was a temporary increase in the reconsolidation of Consolidation Loans to process the back log of FDLP applications. In the third quarter of 2006, consolidation activity had returned to recent historical levels. The Higher Education Reconciliation Act of 2005 restricted further reconsolidation. Specifically, as of July 1, 2006, borrowers with a FFELP Consolidation Loan may only reconsolidate with the FDLP if they are delinquent, referred to the guaranty agency for default aversion activity, and enter into the income contingent repayment program (‘‘ICR’’) in the FDLP. Borrowers may also reconsolidate an existing Consolidation Loan with a new FFELP Stafford loan.

Other Income—Lending Business Segment

The following table summarizes the components of other income, net, for our Lending business segment for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Late fees	$26	$23	$77	$67
Gains on sales of mortgages and other loan fees	5	6	12	14
Other	15	(29)	49	(9)
Total other income, net	$46	$—	$138	$72

The other category includes losses on investments, which in the year-ago period included a $39 million leveraged lease impairment reserve. That impairment primarily related to an aircraft leased to Northwest Airlines, who declared bankruptcy in September 2005.

Operating Expense—Lending Business Segment

The following table summarizes the components of operating expenses for our Lending business segment for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales and originations	$81	$68	$244	$212
Servicing and information technology	49	49	151	145
Corporate overhead	26	17	86	51
Total operating expenses	$156	$134	$481	$408

Operating expenses for our Lending business segment include costs incurred to service our Managed student loan portfolio and acquire student loans, as well as other general and administrative expenses. The increase in third quarter operating expenses is primarily due to the increase in sales expenses in connection with the shift of more volume to our internal brands and higher servicing costs consistent with the growth in borrowers. For the three and nine months ended September 30, 2006, operating expenses for the Lending business segment also include $8 million and $26 million, respectively, of stock-based compensation expense, due to the implementation of SFAS No. 123(R) (see Note 1, “Significant

Accounting Policies—Accounting for Stock-Based Compensation,” and Note 8, “Stock-Based Compensation Plans” to the consolidated financial statements).

DEBT MANAGEMENT OPERATIONS (“DMO”) BUSINESS SEGMENT

The following table includes the “Core Earnings” results of operations for our DMO business segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Total interest income	$—	$—	—%	$—	$—	—%
Total interest expense	6	6	—	17	14	21
Net interest income	(6)	(6)	—	(17)	(14)	(21)
Less provisions for losses	—	—	—	—	—	—
Net interest income after provisions for losses	(6)	(6)	—	(17)	(14)	(21)
Fee income	122	93	31	304	261	16
Collections revenue	58	42	38	182	119	53
Total other income	180	135	33	486	380	28
Operating expenses(1)(2)	91	72	26	266	204	30
Income before income taxes and minority interest in net earnings of subsidiaries	83	57	46	203	162	25
Income taxes	31	21	48	75	60	25
Income before minority interest in net earnings of subsidiaries	52	36	44	128	102	25
Minority interest in net earnings of subsidiaries	1	1	—	4	3	33
“Core Earnings” net income	$51	$35	46%	$124	$99	25%

(1)                The three and nine months ended September 30, 2006 operating expenses for the DMO segment include $4 million and $9 million, respectively, of stock-based compensation expense due to the implementation of SFAS No. 123(R) in the first quarter of 2006.

(2)                In the first quarter of 2006, the Company changed its method for allocating certain overhead and other expenses between our business segments. Balances for the three and nine months ending September 30, 2005 have been updated to reflect the new allocation methodology.

DMO Revenue by Product

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Purchased paper collections revenue	$58	$42	$182	$119
Contingency:
Student loans	94	66	233	195
Other	9	9	28	28
Total contingency	103	75	261	223
Other	19	18	43	38
Total	$180	$135	$486	$380
USA Funds(1)	$65	$47	$158	$136
% of total DMO revenue	36%	35%	32%	36%

(1)                United Student Aid Funds, Inc. (“USA Funds”)

The $45 million, or 33 percent, increase in DMO revenue for the third quarter of 2006 compared to the third quarter of 2005 can be attributed to the year-over-year growth in the purchased paper business of Arrow Financial Services (“AFS”) and to revenue generated by GRP Financial Services (“GRP”) (acquired in August 2005). The year-over-year growth in contingency fee revenue was primarily driven by a change in the federal regulations governing the rehabilitated loan policy which reduced the number of payments to qualify for a rehabilitated loan from twelve to nine months adding incremental revenue due to the accelerated process.

Purchased Paper—Non-Mortgage

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Face value of purchases for the period	$865	$330	$1,857	$1,746
Purchase price for the period	79	25	154	90
% of face value purchased	9.2%	7.5%	8.3%	5.2%
Gross Cash Collections (“GCC”)	$81	$61	$263	$179
Collections revenue	49	39	152	116
% of GCC	61%	65%	58%	65%
Carrying value of purchases	$182	$81	$182	$81

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

Purchased Paper—Mortgage/Properties

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Face value of purchases for the period	$140	$34	$463	$34
Collections revenue	9	3	30	3
Collateral value of purchases	147	42	510	42
Purchase price for the period	114	32	388	32
% of collateral value	78%	76%	76%	76%
Carrying value of purchases	$503	$238	$503	$238

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

Contingency Inventory

The following table presents the outstanding inventory of receivables that are currently being serviced through our DMO business.

	September 30, 2006	December 31, 2005
Contingency:
Contingency—Student loans	$6,736	$7,205
Contingency—Other	1,477	2,178
Total	$8,213	$9,383

Operating Expenses—DMO Business Segment

For the three months ended September 30, 2006 and 2005, operating expenses for our DMO business segment totaled $91 million and $72 million, respectively. The increase in operating expenses of $19 million or 26 percent versus the year-ago quarter was primarily due to increased expenses for outsourced collections and overall growth in the purchased paper business. Also in the third quarter of 2006, the Company accrued expenses related to the shutdown of a facility.

For the three and nine months ended September 30, 2006, operating expenses for the DMO business segment also include $4 million and $9 million, respectively, of stock-based compensation expense, due to the implementation of SFAS No. 123(R) (see Note 1, “Significant Accounting Policies—Accounting for Stock-Based Compensation,” and Note 8, “Stock-Based Compensation Plans” to the consolidated financial statements).

At September 30, 2006 and December 31, 2005, the DMO business segment had total assets of $1.4 billion and $1.1 billion, respectively.

CORPORATE AND OTHER BUSINESS SEGMENT

The following table includes “Core Earnings” results of operations for our Corporate and Other business segment.

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Total interest income	$3	$1	200%	$5	$3	67%
Total interest expense	4	1	300	6	4	50
Net interest income	(1)	—	—	(1)	(1)	—
Less provisions for losses	—	—	—	—	—	—
Net interest income after provisions for losses	(1)	—	—	(1)	(1)	—
Fee income	39	36	8	99	94	5
Other income	41	36	14	95	97	(2)
Total revenue	80	72	11	194	191	2
Operating expenses(1)(2)	70	65	8	178	179	(1)
Income before income taxes	9	7	29	15	11	36
Income tax expense	3	2	50	6	3	100
“Core Earnings” net income	$6	$5	20%	$9	$8	13%

(1)                For the three and nine months ended September 30, 2006, operating expenses for the Corporate and Other Business segment include $4 million and $13 million, respectively, of stock-based compensation expense due to the implementation of SFAS No. 123(R) in the first quarter of 2006.

(2)                In the first quarter of 2006, the Company changed its method for allocating certain overhead and other expenses between our business segments. Balances for the three and nine months ending September 30, 2005 have been updated to reflect the new allocation methodology.

Fee and Other Income—Corporate and Other Business Segment

The following table summarizes the components of fee and other income for our Corporate and Other business segment for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Guarantor servicing fees	$39	$36	$99	$94
Loan servicing fees	8	11	23	36
Other income	33	25	72	61
Total fee and other income	$80	$72	$194	$191

Other income in the third quarter of 2006 reflects two months of fees of Upromise, acquired in August 2006.

USA Funds, the nation’s largest guarantee agency, accounted for 81 percent and 79 percent, respectively, of guarantor servicing fees and 24 percent and 34 percent, respectively, of revenues associated with other products and services for the three months ended September 30, 2006 and 2005.

Operating Expenses—Corporate and Other Business Segment

The following table summarizes the components of operating expenses for our Corporate and Other Business segment for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating expenses	$48	$39	$115	$110
Corporate overhead	22	26	63	69
Total operating expenses	$70	$65	$178	$179

Operating expenses for our Corporate and Other business segment include direct costs incurred to service loans for unrelated third parties and to perform guarantor servicing on behalf of guarantor agencies, as well as information technology expenses related to these functions. For the three and nine months ended September 30, 2006, operating expenses for our Corporate and Other business segment also include $4 million and $13 million, respectively, of stock-based compensation expense, due to the implementation of SFAS No. 123(R) (see Note 1, “Significant Accounting Policies—Accounting for Stock-Based Compensation,” and Note 8, “Stock-Based Compensation Plans” to the consolidated financial statements). Also, the third quarter of 2006 reflects two months of expenses of Upromise, acquired in August 2006.

At September 30, 2006 and December 31, 2005, the Corporate and Other business segment had total assets of $993 million and $719 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Except in the case of acquisitions, which are discussed separately, our DMO and Corporate and Other business segments are not capital intensive businesses and as such a minimal amount of debt and equity capital is allocated to these segments. Therefore, the following “Liquidity and Capital Resources” discussion relates primarily to our Lending business segment.

We depend on the debt capital markets to support our business plan. To meet business plan objectives, we must maintain cost effective liquidity to fund the growth in our Managed portfolio of student loans as well as to refinance previously securitized loans when borrowers choose to refinance their loans through a Consolidation Loan with the Company. At the same time, we must continue to control interest rate risk. Our main source of funding is from the securitization of student loans. We securitized $25.6 billion in student loans in eleven transactions in the nine months ended September 30, 2006, versus $18.5 billion securitized in nine transactions in the year-ago period. FFELP securitizations are unique securities in the asset-backed market in that they are collateralized by student loans with an explicit federal guarantee on 99 percent of principal and interest upon default. This guarantee is subject to service compliance and the Company retaining its EP designation. Securitizations comprised 68 percent of our financing at September 30, 2006 versus 67 percent at September 30, 2005 related to our Managed portfolio.

In addition to securitizations, we also fund our operations by accessing the corporate debt markets on a regular basis. In the nine months ended September 30, 2006, we issued $7.7 billion in SLM Corporation term, unsecured debt. At September 30, 2006, on-balance sheet debt, exclusive of on-balance sheet securitizations and secured indentured trusts, totaled $45.1 billion versus $40.2 billion at September 30, 2005.

Liquidity is important to the Company in that it enables us to effectively fund our student loan acquisitions, meet maturing debt obligations, and fund operations. The following table details our sources of liquidity and the available capacity.

	September 30, 2006	December 31, 2005
	Available Capacity	Available Capacity
Sources of primary liquidity:
Unrestricted cash and liquid investments	$3,623	$3,928
Unused commercial paper and bank lines of credit	5,500	5,500
ABCP borrowing capacity	33	41
Total sources of primary liquidity	9,156	9,469
Sources of stand-by liquidity:
Unencumbered FFELP student loans	28,105	24,530
Total sources of primary and stand-by liquidity	$37,261	$33,999

We believe our unencumbered FFELP student loan portfolio provides an additional source of potential or stand-by liquidity because the maturation of government guaranteed student loan securitizations has created a wide and deep marketplace for such transactions. The wholesale market for FFELP student loans provides an additional potential source of stand-by liquidity. At September 30, 2006, we had $486 million of investments on our balance sheet that were pledged as collateral related to certain derivative positions and $140 million of other non-liquid investments, neither of which were included in the above table.

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

Managed Borrowings

The following tables present the ending balances of our Managed borrowings at September 30, 2006 and 2005 and average balances and average interest rates of our Managed borrowings for the three and nine months ended September 30, 2006 and 2005. The average interest rates include derivatives that are economically hedging the underlying debt, but do not qualify for hedge accounting treatment under SFAS No. 133. (See “BUSINESS SEGMENTS—Pre-tax differences Between ‘Core Earnings’ and GAAP by Business Segment—Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities.”)

Ending Balances

	As of September 30,
	2006			2005
	Ending Balance			Ending Balance
	Short Term	Long Term	Total Managed Basis	Short Term	Long Term	Total Managed Basis
Unsecured borrowings	$3,595	$41,549	$45,144	$4,227	$35,965	$40,192
Indentured trusts (on-balance sheet)	75	3,109	3,184	425	3,455	3,880
Securitizations (on-balance sheet)	—	49,806	49,806	—	44,951	44,951
Securitizations (off-balance sheet)	—	54,153	54,153	—	43,372	43,372
Total	$3,670	$148,617	$152,287	$4,652	$127,743	$132,395

Average Balances

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Unsecured borrowings	$44,743	5.75%	$39,302	4.13%	$42,955	5.42%	$36,746	3.72%
Indentured trusts (on-balance sheet)	3,224	4.74	4,250	3.47	3,309	4.49	5,186	3.17
Securitizations (on-balance sheet)	47,695	5.68	41,338	3.90	46,725	5.30	37,627	3.43
Securitizations (off-balance sheet)	52,986	5.73	45,278	3.97	49,702	5.40	45,372	3.52
Total	$148,648	5.70%	$130,168	3.98%	$142,691	5.35%	$124,931	3.54%

Unsecured On-Balance Sheet Financing Activities

The following table presents the senior unsecured credit ratings on our debt from major rating agencies.

	S&P	Moody’s	Fitch
Short-term unsecured debt	A-1	P-1	F1+
Long-term unsecured debt	A	A2	A+

The table below presents our unsecured on-balance sheet term funding by funding source for the three and nine months ended September 30, 2006 and 2005.

	Debt Issued for the Three Months Ended September 30,		Debt Issued for the Nine Months Ended September 30,		Outstanding at September 30,
	2006	2005	2006	2005	2006	2005
Convertible debentures	$—	$—	$—	$—	$1,996	$1,991
Retail notes	148	81	415	661	4,018	3,491
Foreign currency denominated notes(1)	794	1,151	2,269	2,150	11,039	6,933
Extendible notes	—	499	999	999	5,246	5,246
Global notes (Institutional)	2,054	3,281	3,999	4,465	21,044	20,726
Medium-term notes (Institutional)	—	—	—	—	1,799	1,803
Other	—	—	—	—	2	2
Total	$2,996	$5,012	$7,682	$8,275	$45,144	$40,192

(1)                All foreign currency denominated notes are hedged using derivatives that exchange the foreign denomination for U.S. dollars.

In addition to the term issuances reflected in the table above, we also use our commercial paper program for short-term liquidity purposes. The average balance of commercial paper outstanding during the three months ended September 30, 2006 and 2005 was $0 and $503 million, respectively, and during the nine months ended September 30, 2006 and 2005 was $109 million and $440 million, respectively. The maximum daily amount outstanding for the three months ended September 30, 2006 and 2005 was $0 and $2.8 billion, respectively, and for the nine months ended September 30, 2006 and 2005 was $2.2 billion and $2.8 billion, respectively.

Contingently Convertible Debentures

At September 30, 2006, we have approximately $2 billion Contingently Convertible Debentures
(“Co-Cos”) outstanding. The Co-Cos are eligible to be called at par on or after July 25, 2007, under certain circumstances. The following table provides the historical effect of our Co-Cos on our common stock equivalents (“CSEs”) and after-tax interest expense.

	Three Months	Nine Months
	Ended	Ended	Year Ended	Three Months Ended
	September 30, 2006	September 30, 2006	December 31, 2005	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
(In thousands)
CSE impact of Co-Cos (shares)	30,312	30,312	30,312	30,312	30,312	30,312	30,312

Co-Cos after-tax interest expense	$17,962	$49,239	$44,572	$13,685	$11,971	$10,297	$8,619

The table below outlines the effect of the Co-Cos on the numerators and denominators for the diluted EPS calculations for the three and nine months ended September 30, 2006 and 2005. The net effect of the Co-Cos on diluted EPS will vary with the period to period changes in net income of the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income attributable to common stock	$254,251	$424,062	$1,112,542	$937,178
Adjusted for debt expense of convertible debentures (“Co-Cos”), net of taxes(1)	17,962	11,971	49,239	30,887
Adjusted for non-taxable unrealized gains on equity forwards(2)	(707)	—	(3,528)	—
Net income attributable to common stock, adjusted	$271,506	$436,033	$1,158,253	$968,065
Denominator (shares in thousands):
Weighted average shares used to compute basic EPS	410,034	417,235	411,212	419,205
Effect of dilutive securities:
Dilutive effect of Co-Cos	30,312	30,312	30,312	30,312
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, Employee Stock Purchase Plan (“ESPP”) and equity forwards(3)(4)	9,495	11,251	10,488	11,705
Dilutive potential common shares(5)	39,807	41,563	40,800	42,017
Weighted average shares used to compute diluted EPS	449,841	458,798	452,012	461,222
Net earnings per share:
Basic EPS	$.62	$1.02	$2.71	$2.24
Dilutive effect of Co-Cos(1)	—	(.04)	(.07)	(.08)
Dilutive effect of equity forwards(2)(4)	(.01)	—	(.01)	—
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, and ESPP(3)	(.01)	(.03)	(.07)	(.06)
Diluted EPS	$.60	$.95	$2.56	$2.10

(1)                 Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” requires the shares underlying Co-Cos to be included in diluted EPS computations regardless of whether the market price trigger or the conversion price has been met, using the “if-converted” method.

(2)                 SFAS No. 128, “Earnings per Share,” and the additional guidance provided by EITF Topic No. D-72, “Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share,” require both the denominator and the numerator to be adjusted in calculating the potential impact of the Company’s equity forward contracts on diluted EPS. Under this guidance, when certain conditions are satisfied, the impact can be dilutive when: (1) the average share price during the period is lower than the respective strike prices on the Company’s equity forward contracts, and (2) the Company recorded an unrealized gain or loss on derivative and hedging activities related to its equity forward contracts.

(3)                 Reflects the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(4)                 Reflects the potential dilutive effect of equity forward contracts, determined by the reverse treasury stock method.

(5)                For the three months ended September 30, 2006 and 2005, stock options and equity forwards of approximately 60 million shares and 50 million shares, respectively, and for the nine months ended September 30, 2006 and 2005, stock options and equity forwards of approximately 54 million shares and 19 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

Securitization Activities

Securitization Program

The following table summarizes our securitization activity for the three and nine months ended September 30, 2006 and 2005. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three Months Ended September 30,
	2006				2005
	No. of Transactions	Loan Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Loan Amount Securitized	Pre-Tax Gain	Gain %
(Dollars in millions)

FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
Consolidation Loans	2	4,001	19	.5	—	—	—	—
Private Education Loans	1	1,088	182	16.7	—	—	—	—
Total securitizations—sales	3	5,089	$201	4.0%	—	—	$—	—%
Consolidation Loans(1)	1	3,001			3	7,276
Total securitizations—financings	1	3,001			3	7,276
Total securitizations	4	$8,090			3	$7,276

	Nine Months Ended September 30,
	2006				2005
	No. of Transactions	Loan Amount Securitized	Pre-Tax Gain	Gain %	No. of Transactions	Loan Amount Securitized	Pre-Tax Gain	Gain %
(Dollars in millions)

FFELP Stafford/PLUS loans	2	$5,004	$17	.3%	2	$3,530	$50	1.4%
Consolidation Loans	4	9,503	55	.6	2	4,011	31	.8
Private Education Loans	3	5,088	830	16.3	1	1,505	231	15.3
Total securitizations—sales	9	19,595	$902	4.6%	5	9,046	$312	3.4%
Consolidation Loans(1)	2	6,002			4	9,502
Total securitizations—financings	2	6,002			4	9,502
Total securitizations	11	$25,597			9	$18,548

(1)                In certain Consolidation Loan securitizations there are certain terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as variable interest entities (“VIEs”). The terms that are present within these structures that prevent sale treatment are: (1) we may hold certain rights that can affect the remarketing of certain bonds, (2) the trust may enter into interest rate cap agreements after the initial settlement of the securitization which do not relate to the reissuance of third party beneficial interests and (3) we may hold an unconditional call option related to a certain percentage of the securitized assets.

The decrease in the FFELP Stafford/PLUS gain as a percentage of loans securitized from 1.4 percent for the nine months ended September 30, 2005 to .3 percent for the nine months ended September 30, 2006 is primarily due to: 1) an increase in the CPR assumption to account for continued high levels of Consolidation Loan activity; 2) an increase in the discount rate to reflect higher long term interest rates; 3) the re-introduction of Risk Sharing with the Reconciliation Legislation reauthorizing the student loan programs of the Higher Education Act; and 4) an increase in the amount of student loan premiums included in the carrying value of the loans sold. The higher premiums also affected Consolidation Loans and both were primarily due to the allocation of the purchase price to student loan portfolios acquired through the acquisitions of several companies in the student loan industry in 2004. Higher premiums were also due to loans acquired through zero-fee lending and the school-as-lender channel.

The increase in the Private Education gain as a percentage of loans securitized from 15.3 percent for the nine months ended September 30, 2005 to 16.3 percent for the nine months ended September 30, 2006 is primarily due to a higher spread earned on the assets securitized.

Off-Balance Sheet Net Assets

The following table summarizes our off-balance sheet net assets at September 30, 2006 and December 31, 2005 on a basis equivalent to our GAAP on-balance sheet trusts, which presents the assets and liabilities in the off-balance sheet trusts as if they were being accounted for on-balance sheet rather than off-balance sheet. This presentation, therefore, includes a theoretical calculation of the premiums on student loans, the allowance for loan losses, and the discounts and deferred financing costs on the debt. This presentation is not, nor is it intended to be, a liquidation basis of accounting. (See also “LENDING BUSINESS SEGMENT—Summary of our Managed Loan Portfolio—Ending Balances (net of allowance for loan losses)” and “LIQUIDITY AND CAPITAL RESOURCES—Managed Borrowings—Ending Balances,” earlier in this section.)

	September 30, 2006	December 31, 2005
Off-Balance Sheet Assets:
Total student loans, net	$48,897	$39,925
Restricted cash and investments	5,812	3,761
Accrued interest receivable	1,537	937
Total off-balance sheet assets	56,246	44,623
Off-Balance Sheet Liabilities:
Debt, par value	54,361	43,331
Debt unamortized discount and deferred issuance costs	(207)	(193)
Total debt	54,154	43,138
Accrued interest payable	435	250
Total off-balance sheet liabilities	54,589	43,388
Off-Balance Sheet Net Assets	$1,657	$1,235

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

Retained Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests, included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of September 30, 2006 and December 31, 2005.

	As of September 30, 2006
	FFELP Stafford and PLUS		Consolidation Loan Trusts(1)	Private Education Loan Trusts	Total
(Dollars in millions)
Fair value of Residual Interests(2)	$777		$735	$2,101	$3,613
Underlying securitized loan balance(3)	16,916		18,254	13,365	48,535
Weighted average life	2.6 yrs.		8.0 yrs.	8.1 yrs
Prepayment speed (annual rate)(4)	10%-30%	(5)	6%	4%
Expected credit losses (% of student loan principal)	.06%		.07%	4.67%
Residual cash flows discount rate	12.6%		10.5%	12.6%

	As of December 31, 2005
	FFELP Stafford and PLUS		Consolidation Loan Trusts(1)	Private Education Loan Trusts	Total
(Dollars in millions)
Fair value of Residual Interests(2)	$773		$483	$1,150	$2,406
Underlying securitized loan balance(3)	20,372		10,272	8,946	39,590
Weighted average life	2.7 yrs.		8.0 yrs.	7.8 yrs
Prepayment speed (annual rate)(4)	10%-20%	(5)	6%	4%
Expected credit losses (% of student loan principal)	.14%		.23%	4.74%
Residual cash flows discount rate	12.3%		10.3%	12.4%

(1)                Includes $176 million and $235 million related to the fair value of the Embedded Floor Income as of September 30, 2006 and December 31, 2005, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the paydown of the underlying loans.

(2)                At September 30, 2006 and December 31, 2005, the Company had unrealized gains (pre-tax) in accumulated other comprehensive income of $574 million and $370 million, respectively, that related to the Retained Interests, primarily those associated with off-balance sheet Private Education Loan trusts.

(3)                In addition to student loans in off-balance sheet trusts, the Company had $43.0 billion and $40.9 billion of securitized student loans outstanding (face amount) as of September 30, 2006 and December 31, 2005, respectively, in on-balance sheet securitization trusts.

(4)                The prepayment speed assumptions include the impact of projected defaults.

(5)                30% for the fourth quarter of 2006, 15% for 2007 and 10% thereafter for September 30, 2006 valuations and 20% for 2006, 15% for 2007 and 10% thereafter for December 31, 2005 valuations.

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

The following table summarizes the components of servicing and securitization revenue for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Servicing revenue	$87	$79	$254	$250
Securitization revenue, before Embedded Floor Income and impairment	103	68	257	203
Servicing and securitization revenue, before Embedded Floor Income and impairment	190	147	511	453
Embedded Floor Income	2	19	12	69
Less: Floor Income previously recognized in gain calculation	(1)	(11)	(6)	(50)
Net Embedded Floor Income	1	8	6	19
Servicing and securitization revenue, before impairment	191	155	517	472
Retained Interest impairment	(4)	(171)	(148)	(195)
Total servicing and securitization revenue	$187	$(16)	$369	$277
Average off-balance sheet student loans	$48,226	$40,742	$46,027	$42,137
Average balance of Retained Interest	$3,381	$2,530	$2,965	$2,476
Servicing and securitization revenue as a percentage of the average balance of off-balance sheet student loans (annualized)	1.54%	(.16)%	1.07%	.88%

Servicing and securitization revenue is primarily driven by the average balance of off-balance sheet student loans and the amount of and the difference in the timing of Embedded Floor Income recognition on off-balance sheet student loans. The increase in securitization revenue, before net Embedded Floor Income and impairment, from the second quarter of 2006 to the third quarter of 2006 is primarily due to (1) an increase in the amount of off-balance sheet loans in the third quarter of 2006 and (2) an increase in the proportion of Private Education Loan Residual Interests which generate a higher yield than FFELP loan Residual Interests.

Servicing and securitization revenue can also be negatively impacted by impairments of the value of our Retained Interest, caused primarily by the effect of higher than expected Consolidation Loan activity on FFELP Stafford/PLUS student loan securitizations and the effect of market interest rates on the Embedded Floor Income included in the Retained Interest. The majority of the consolidations bring the loans back on-balance sheet so for those loans we retain the value of the asset on-balance sheet versus in the trust. For the three months ended September 30, 2006 and 2005, we recorded impairments to the Retained Interests of $4 million and $171 million, respectively, and for the nine months ended September 30, 2006 and 2005, we recorded impairments of $148 million and $195 million, respectively. These impairment charges were primarily the result of FFELP Stafford loans prepaying faster than projected through loan consolidation ($97 million and $191 million for the nine months ended September 30, 2006 and 2005, respectively), and the effect of market interest rates on the Embedded Floor Income which is part of the Retained Interest ($51 million and $4 million for the nine months ended September 30, 2006 and 2005, respectively). The level and timing of Consolidation Loan activity is highly volatile, and in response we continue to revise our estimates of the effects of Consolidation Loan activity on our Retained Interests and it may result in additional impairment recorded in future periods if Consolidation Loan activity remains higher than projected.

We are constantly monitoring our assumptions used to estimate the fair market value of our Retained Interests. We have recently experienced consolidation activity in our Private Education Loan trusts. While this activity has had a minimal impact to date and has not necessitated a change in our Private Education Loan CPR assumption, we are closely following this trend. If this trend continues to grow, it may require an update in the assumption.

Interest Rate Risk Management

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of September 30, 2006. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective SFAS No. 133 hedges (those derivatives which are reflected in net interest margin, as opposed to in the derivative market value adjustment). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

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

GAAP Basis

Index	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
(Dollars in billions)
3 month Commercial paper	daily	$69.0	$—	$69.0
3 month Treasury bill	weekly	7.6	.3	7.3
Prime	annual	.6	—	.6
Prime	quarterly	1.3	—	1.3
Prime	monthly	6.5	—	6.5
PLUS Index	annual	2.0	.3	1.7
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	1.6	80.3	(78.7)
1-month LIBOR	monthly	.1	2.5	(2.4)
CMT/CPI index	monthly/quarterly	—	3.6	(3.6)
Non discreet reset(2)	monthly	—	7.8	(7.8)
Non discreet reset(3)	daily/weekly	6.3	—	6.3
Fixed Rate(4)		12.1	12.3	(.2)
Total		$107.1	$107.1	$—

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

Managed Basis

Index	Frequency of Variable Resets	Assets	Funding(1)	Funding Gap
(Dollars in billions)
3 month Commercial paper	daily	$96.3	$10.4	$85.9
3 month Treasury bill	weekly	14.7	12.8	1.9
Prime	annual	1.0	—	1.0
Prime	quarterly	7.4	4.0	3.4
Prime	monthly	12.4	10.7	1.7
PLUS Index	annual	3.6	5.8	(2.2)
3-month LIBOR	daily	—	82.5	(82.5)
3-month LIBOR	quarterly	1.5	11.0	(9.5)
1-month LIBOR	monthly	.1	1.5	(1.4)
Non discreet reset(2)	monthly	—	10.1	(10.1)
Non discreet reset(3)	daily/weekly	12.2	—	12.2
Fixed Rate(4)		10.1	10.5	(.4)
Total		$159.3	$159.3	$—

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

Interest Rate Gap Analysis

In the table below, the Company’s variable rate assets and liabilities are categorized by reset date of the underlying index. Fixed rate assets and liabilities are categorized based on their maturity dates. An interest rate gap is the difference between volumes of assets and volumes of liabilities maturing or repricing during specific future time intervals. The following gap analysis reflects rate-sensitive positions at September 30, 2006 and is not necessarily reflective of positions that existed throughout the period.

	Interest Rate Sensitivity Period
	3 Months or Less	3 Months to 6 Months	6 Months to 1 Year	1 to 2 Years	2 to 5 Years	Over 5 Years
Assets
Student loans	$85,071	$103	$2,798	$8	$55	$3
Other loans	354	54	107	5	4	733
Cash and investments, including restricted	6,548	31	100	883	404	240
Other assets	2,767	85	169	484	750	5,297
Total assets	94,740	273	3,174	1,380	1,213	6,273
Liabilities and Stockholders’ Equity
Short-term borrowings	2,457	10	1,203	—	—	—
Long-term borrowings	69,359	72	—	2,682	10,214	12,490
Other liabilities	1,738	—	—	—	—	2,316
Minority interest in subsidiaries	—	—	—	—	—	9
Stockholders’ equity	—	—	—	—	—	4,503
Total liabilities and stockholders’ equity	73,554	82	1,203	2,682	10,214	19,318
Period gap before adjustments	21,186	191	1,971	(1,302)	(9,001)	(13,045)
Adjustments for Derivatives and Other Financial Instruments	(16,479)	52	(5,623)	632	9,046	12,372
Interest rate swaps	(1,675)	—	1,675	—	—	—
Total derivatives and other financial instruments	(18,154)	52	(3,948)	632	9,046	12,372
Period gap	$3,032	$243	$(1,977)	$(670)	$45	$(673)
Cumulative gap	$3,032	$3,275	$1,298	$628	$673	$—
Ratio of cumulative gap to total assets	2.8%	3.1%	1.2%	.6%	.6%	—%

Weighted Average Life

The following table reflects the weighted average life for our Managed earning assets and liabilities at September 30, 2006.

(Averages in Years)	On-Balance Sheet	Off-Balance Sheet	Managed
Earning assets
Student loans	9.8	5.9	9.6
Other loans	6.4	—	6.4
Cash and investments	.9	.1	.5
Total earning assets	9.0	5.3	8.7
Borrowings
Short-term borrowings	.4	—	.4
Long-term borrowings	6.7	5.9	6.4
Total borrowings	6.5	5.9	6.3

In the above table, Treasury receipts, although generally liquid assets, extend the weighted average remaining term to maturity of cash and investments to .5 years. Long-term debt issuances likely to be called by us or putable by the investor have been categorized according to their call or put dates rather than their maturity dates. In recent years the shift in the composition of our FFELP student loan portfolio from Stafford loans to Consolidation Loans has lengthened the Managed weighted average life of the student loan portfolio from 8.2 years at December 31, 2004, to 9.6 years at September 30, 2006.

COMMON STOCK

The following table summarizes our common share repurchases, issuances and equity forward activity for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Shares in millions)	2006	2005	2006	2005
Common shares repurchased:
Open market	2.2	—	2.2	—
Equity forwards	.9	2.9	5.4	9.4
Benefit plans(1)	.1	.5	1.4	1.0
Total shares repurchased	3.2	3.4	9.0	10.4
Average purchase price per share	$48.76	$50.12	$52.55	$49.67
Common shares issued	.8	1.8	5.2	5.3
Equity forward contracts:
Outstanding at beginning of period	45.9	51.7	42.7	42.8
New contracts	3.1	1.4	10.8	16.8
Exercises	(.9)	(2.9)	(5.4)	(9.4)
Outstanding at end of period	48.1	50.2	48.1	50.2
Authority remaining at end of period to repurchase or enter into equity forwards	5.7	19.0	5.7	19.0

(1)                Includes shares withheld from stock option exercises and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

As of September 30, 2006, the expiration dates and purchase prices for outstanding equity forward contracts were as follows:

Year of Maturity (Contracts in millions of shares)	Outstanding Contracts	Range of Purchase Prices	Average Purchase Price
2007	7.3	$54.74	$54.74
2008	14.7	54.74	54.74
2009	15.0	54.74	54.74
2010	9.0	50.30 – 53.76	52.72
2011	2.1	$46.30 – 46.70	46.40
	48.1		$54.00

The closing price of the Company’s common stock on September 30, 2006 was $51.98.

RECENT DEVELOPMENTS

Extension of the Higher Education Act

On September 30, 2006, the President signed into law P.L. 109-292, the Third Extension of the HEA, temporarily authorizing the portions of HEA yet to be reauthorized until June 30, 2007. Included in the extension were several modifications to provisions passed in the Deficit Reduction Act of 2005. The first provision further limited the ability of schools to act as lenders in the FFELP, requiring that the statutory restrictions on “school as lender” apply to schools using “eligible lender trusts.” Another provision clarified the rate for the Account Maintenance Fee paid to guaranty agencies.

Inspector General Audit of Nelnet on Special Allowance Payments

On September 29, 2006, the U.S. Department of Education’s Office of Inspector General (“OIG”) issued a Final Audit Report on “Special Allowance Payments to Nelnet for Loans Funded by Tax-Exempt Obligations.” In the report, the OIG concluded that Nelnet may have been improperly paid more than $278 million in SAP from January 1, 2003 to June 30, 2005. Under the HEA, FFELP student loans funded by tax-exempt obligations originally issued before October 1, 1993 are only eligible to receive one-half of the SAP rate that would otherwise be payable, but the quarterly SAP rate must not be less than 9.5 percent, less the interest the lender receives from the borrower or the government (“9.5 percent SAP”). In the report, the OIG claims that the loans were not acquired with funds from an eligible source in compliance with the HEA or the regulations or guidance issued by the Department of Education (“ED”). We believe that the OIG’s legal analysis is incorrect and is inconsistent with well established ED guidance. The Secretary of ED may reject the OIG’s findings. In May 2005, the OIG issued a Final Audit Report on 9.5 percent SAP payments to New Mexico Educational Assistance Foundation that contained findings on different issues but that were also inconsistent with well established guidance; the Secretary subsequently rejected those findings. Nevertheless, there can be no assurance that the Secretary will reject the OIG’s findings and recommendations that Nelnet return past and forgo prospective 9.5 percent SAP payments. In the event the Secretary accepts the OIG’s finding regarding Nelnet, it is possible that other holders of 9.5 percent SAP loans, including Sallie Mae, could be directed to calculate SAP in accordance with the OIG’s interpretation and return funds to ED. As of September 30, 2006 and 2005, Sallie Mae held approximately $550 million and $1.4 billion, respectively, in 9.5 percent SAP loans, which were inherited by acquiring four non-profit lending agencies. At this time, we cannot predict the likelihood of such an outcome or the time period it might cover.

Upromise, Inc. Acquisition

On August 23, 2006, the Company completed the acquisition of Upromise, Inc. (“Upromise”). Upromise’s popular rewards service—one of the largest rewards marketing coalitions in the U.S.—has more than seven million members who have joined Upromise to save for college when they and their families buy gas or groceries, dine out, or purchase other goods and services from more than 450 participating companies. Upromise is also the largest administrator of direct-to-consumer 529 college savings plans, administering nearly one million college savings accounts and over $10 billion in assets with tax-advantaged 529 investment options through partnerships with seven states. Upromise offers its rewards service members the opportunity to link their Upromise account to a participating 529 plan so that their savings can be transferred automatically into their plan on a periodic basis. Under the terms of the transaction, Upromise became a wholly owned subsidiary of SLM Corporation. Upromise, which employs more than 300 individuals, will retain its separate brand identity, management team and operations in Needham, MA.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

The effect of short-term movements in interest rates on our results of operations and financial position has been limited through our interest rate risk management. The following tables summarize the effect on earnings for the three and nine months ended September 30, 2006 and 2005 and the effect on fair values at September 30, 2006 and December 31, 2005, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant.

	Three Months Ended September 30,
	2006				2005
	Interest Rates:				Interest Rates:
	Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%	$	%
Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$1	—%	$3	0%	$2	1%	$(8)	(5)%
Unrealized gains (losses) on derivative and hedging activities	144	127	236	209	243	60	437	107
Increase in net income before taxes	$145	31%	$239	51%	$245	42%	$429	74%
Increase in diluted earnings per common share	$.21	35%	$.36	60%	$.35	37%	$.62	65%

	Nine Months Ended September 30,
	2006				2005
	Interest Rates:				Interest Rates:
	Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%	$	%
Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(6)	—%	$(24)	(1)%	$16	2%	$24	2%
Unrealized gains (losses) on derivative and hedging activities	144	1163	236	1913	243	50	437	90
Increase in net income before taxes	$138	7%	$212	11%	$259	18%	$461	31%
Increase in diluted earnings per common share	$.21	8%	$.36	14%	$.38	18%	$.70	33%

	At September 30, 2006
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Total FFELP student loans	$81,461	$(169)	—%	$(300)	—%
Private Education Loans	10,122	—	—	—	—
Other earning assets	9,502	(43)	—	(122)	(1)
Other assets	9,551	(361)	(4)	(568)	(6)
Total assets	$110,636	$(573)	(1)%	$(990)	(1)%
Liabilities
Interest bearing liabilities	$98,623	$(1,437)	(1)%	$(3,624)	(4)%
Other liabilities	4,054	941	23	2,749	68
Total liabilities	$102,677	$(496)	—%	$(875)	(1)%

	At December 31, 2005
		Interest Rates:
		Change from Increase of 100 Basis Points		Change from Increase of 300 Basis Points
(Dollars in millions)	Fair Value	$	%	$	%
Effect on Fair Values
Assets
Total FFELP student loans	$76,492	$(215)	—%	$(385)	(1)%
Private Education Loans	9,189	—	—	—	—
Other earning assets	9,344	(57)	(1)	(164)	(2)
Other assets	7,429	(292)	(4)	(377)	(5)
Total assets	$102,454	$(564)	(1)%	$(926)	(1)%
Liabilities
Interest bearing liabilities	$92,026	$(1,437)	(2)%	$(3,612)	(4)%
Other liabilities	3,609	975	27	2,863	79
Total liabilities	$95,635	$(462)	—%	$(749)	(1)%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate student loan portfolio with floating rate debt. However, as discussed under “LENDING BUSINESS SEGMENT—Summary of our Managed Student Loan Portfolio—Floor Income—Managed Basis,” we can have a fixed versus floating mismatch in funding if the student loan earns at the fixed borrower rate and the funding remains floating, which results in us earning Floor Income.

During the three and nine months ended September 30, 2006 and 2005, certain FFELP student loans were earning Floor Income and we locked in a portion of that Floor Income through the use of futures and Floor Income Contracts that converted a portion of the fixed rate nature of student loans to variable rate. These hedging transactions also fixed the relative spread between the student loan asset rate and the variable rate liability.

In the above table, under the scenario where interest rates increase 100 and 300 basis points, the changes in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our off-balance sheet hedged Consolidation Loan securitizations and the related Embedded Floor Income recognized as part of the gain on sale, which results in a decrease in payments on the written Floor contracts that more than offset impairment losses on the Embedded Floor Income in the Residual Interest; (ii) our unhedged on-balance sheet loans not currently having significant Floor Income due to the recent increase in interest rates, which results in these loans being more variable rate; and (iii) a portion of our fixed rate assets being funded with variable debt. The first item will generally cause income to increase when interest rates increase from a low interest rate environment, whereas, the second and third items will generally offset this increase. In the 100 and 300 basis point scenario for the three months ended September 30, 2006, there was little impact to pre-tax net income because most loans were predominately in a variable rate mode and there was minimal variable funding of fixed rate assets. Whereas, for the nine months ended September 30, 2006, item (iii) had a greater impact. In the prior year periods, item (i) had a bigger impact in both scenarios for the nine months ended September 30, 2005 due to the lower interest rate environment that existed relative to 2006. By the third quarter of 2005, interest rates had risen to a level which in the 300 basis point scenario, caused the impact of the Floor Income Contracts to be minimal, leaving item (iii) to result in an overall negative change in pre-tax net income.

In addition to interest rate risk addressed in the preceding tables, the Company is also exposed to risks related to foreign currency exchange rates and the equity price of its own stock. Foreign currency exchange risk is primarily the result of foreign denominated debt issued by the Company. As it relates to the Company’s corporate unsecured and securitization debt programs used to fund the Company’s business, the Company’s policy is to use cross currency interest rate swaps to swap all foreign denominated debt payments (fixed and floating) to U.S. dollar LIBOR using a fixed exchange rate. In the tables above, there would be an immaterial impact on earnings if exchange rates were to decrease or increase, due to the terms of the hedging instrument and hedged items matching. The balance sheet interest bearing liabilities would be affected by a change in exchange rates, however, the change would be materially offset by the cross currency interest rate swaps in other assets or other liabilities. In addition, the Company has foreign exchange risk as a result of international operations, however, the exposure is minimal at this time.

Equity price risk of the Company’s own stock is due to equity forward contracts used in the Company’s share repurchase program. A hypothetical decrease in the Company’s stock price per share of $5.00 and $10.00 would result in a $241 million and $482 million unrealized loss on derivative and hedging, respectively. In addition to the net income impact, other liabilities would increase by the aforementioned amounts. Stock price decreases can also result in the counterparty exercising its right to demand early settlement on a portion of or the total contract depending on trigger prices set in each contract. With the $5.00 and $10.00 decrease in unit stock price above, none of these triggers would be met and no counterparty would have the right to early settlement.

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

The Company was named as a defendant in a putative class action lawsuit brought by three Wisconsin residents on December 20, 2001 in the Superior Court for the District of Columbia. The lawsuit sought to bring a nationwide class action on behalf of all borrowers who allegedly paid “undisclosed improper and excessive” late fees over the past three years. The plaintiffs sought damages of $1,500 per violation plus punitive damages and claimed that the class consisted of two million borrowers. In addition, the plaintiffs alleged that the Company charged excessive interest by capitalizing interest quarterly in violation of the promissory note. On February 27, 2003, the Superior Court granted the Company’s motion to dismiss the complaint in its entirety. On March 4, 2004, the District of Columbia Court of Appeals affirmed the Superior Court’s decision granting the Company’s motion to dismiss the complaint, but granted plaintiffs leave to re-plead the first count, which alleged violations of the D.C. Consumer Protection Procedures Act. On September 15, 2004, the plaintiffs filed an amended class action complaint. On October 15, 2004, the Company filed a motion to dismiss the amended complaint with the Superior Court for failure to state a claim and non-compliance with the Court of Appeals’ ruling. On December 27, 2004, the Superior Court granted the Company’s motion to dismiss the plaintiffs’ amended complaint. Plaintiffs appealed the Superior Court’s dismissal order to the Court of Appeals. On June 8, 2006, the Court of Appeals issued an opinion reversing the order of the trial court dismissing the amended complaint. The Court of Appeals did not address the merits of the complaint but concluded that the trial court improperly relied upon facts extrinsic to the complaint. The Court of Appeals noted in its decision that the plaintiffs failed to file a motion for class certification within the time required by the District of Columbia rules. The trial court conducted a status conference on August 18, 2006, and set a briefing schedule for the issue of whether plaintiffs have waived their right to move for class certification. Sallie Mae filed its answer and on September 1, 2006, Sallie Mae filed its opening brief, plaintiffs have opposed and Sallie Mae filed a reply. This motion is pending. Plaintiff also filed a motion to strike Sallie Mae’s answer on September 1, 2006. Sallie Mae opposed this motion and it is pending. While these motions have been pending, the trial judge recused herself and the case will be reassigned to another Superior Court Judge. The Company does not believe that it is reasonably likely that a nationwide class will be certified.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s common share repurchases during the third quarter of 2006 pursuant to the stock repurchase program (see Note 6, “Stockholders’ Equity,” to the consolidated financial statements) first authorized in September 1997 by the Board of Directors. Since the inception of the program, which has no expiration date, the Board of Directors has authorized the purchase of up to 308 million shares as of September 30, 2006.

(Common shares in millions)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(2)
Period:
July 1 – July 31, 2006	.9	$54.65	.9	10.0
August 1 – August 31, 2006	2.2	46.33	2.2	5.7
September 1 – September 30, 2006	.1	50.12	—	5.7
Total third quarter	3.2	$48.76	3.1

(1)                The total number of shares purchased includes: i) shares purchased under the stock repurchase program discussed above, and ii) shares purchased in connection with the exercise of stock options and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs (which combined totaled .1 million shares for the third quarter of 2006).

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
Date: November 7, 2006