Form 10-K
period 2006-12-31
SLM CORP
filed 2007-03-01
CIK 1032033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or

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
None.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $21,566,572,748 (based on closing sale price of $52.92 per share as reported for the New York Stock Exchange — Composite Transactions).
As of January 31, 2007, there were 410,478,252 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to the registrant’s Annual Meeting of Shareholders scheduled to be held May 17, 2007 are incorporated by reference into Part III of this Report.

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

Consolidation Loan Rebate Fee — All holders of FFELP Consolidation Loans are required to pay to the U.S. Department of Education (“ED”) an annual 105 basis point Consolidation Loan Rebate Fee on all outstanding principal and accrued interest balances of FFELP Consolidation Loans purchased or originated after October 1, 1993, except for loans for which consolidation applications were received between October 1, 1998 and January 31, 1999, where the Consolidation Loan Rebate Fee is 62 basis points.

Constant Prepayment Rate (“CPR”) — A variable in life of loan estimates that measures the rate at which loans in the portfolio pay before their stated maturity. The CPR is directly correlated to the average life of the portfolio. CPR equals the percentage of loans that prepay annually as a percentage of the beginning of period balance.

“Core Earnings” — In accordance with the Rules and Regulations of the Securities and Exchange Commission (“SEC”), we prepare financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In addition to evaluating the Company’s GAAP-based financial information, management evaluates the Company’s business segments on a basis that, as allowed under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” differs from GAAP. We refer to management’s basis of evaluating our segment results as “Core Earnings” presentations for each business segment and we refer to these performance measures in our presentations with credit rating agencies and lenders. While “Core Earnings” results are not a substitute for reported results under GAAP, we rely on “Core Earnings” performance measures in operating each business segment because we believe these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.

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

See “NOTE 18 TO THE CONSOLIDATED FINANCIAL STATEMENTS — Segment Reporting” and “MANAGEMENT’S DISCUSSION AND ANALYSIS — BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ ” for further discussion of the differences between “Core Earnings” and GAAP, as well as reconciliations between “Core Earnings” and GAAP.

In prior filings with the SEC of SLM Corporation’s Annual Report on Form 10-K and quarterly report on Form 10-Q, “Core Earnings” has been labeled as “ ‘Core’ net income” or “Managed net income” in certain instances.

Direct Loans — Student loans originated directly by ED under the FDLP.

ED — The U.S. Department of Education.

Embedded Fixed Rate/Variable Rate Floor Income — Embedded Floor Income is Floor Income (see definition below) that is earned on off-balance sheet student loans that are in securitization trusts sponsored by us. At the time of the securitization, the value of Embedded Fixed Rate Floor Income is included in the initial valuation of the Residual Interest (see definition below) and the gain or loss on sale of the student loans. Embedded Floor Income is also included in the quarterly fair value adjustments of the Residual Interest.

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

FDLP — The William D. Ford Federal Direct Student Loan Program.

FFELP — The Federal Family Education Loan Program, formerly the Guaranteed Student Loan Program.

FFELP Consolidation Loans — Under both the Federal Family Education Loan Program (“FFELP”) and the William D. Ford Federal Direct Student Loan Program (“FDLP”), borrowers with eligible student loans may consolidate them into one note with one lender and convert the variable interest rates on the loans being consolidated into a fixed rate for the life of the loan. The new note is considered a FFELP Consolidation Loan. Typically a borrower can consolidate his student loans only once unless the borrower has another eligible loan to consolidate with the existing FFELP Consolidation Loan. The borrower rate on a FFELP Consolidation Loan is fixed for the term of the loan and is set by the weighted average interest rate of the loans being consolidated, rounded up to the nearest 1/8th of a percent, not to exceed 8.25 percent. In low interest rate environments, FFELP Consolidation Loans provide an attractive refinancing opportunity to certain borrowers because they allow borrowers to consolidate variable rate loans into a long-term fixed rate loan. Holders of FFELP Consolidation Loans are eligible to earn interest under the Special Allowance Payment (“SAP”) formula (see definition below).

FFELP Stafford and Other Student Loans — Education loans to students or parents of students that are guaranteed or reinsured under the FFELP. The loans are primarily Stafford loans but also include PLUS and HEAL loans.

Fixed Rate Floor Income — We refer to Floor Income (see definition below) associated with student loans whose borrower rate is fixed to term (primarily FFELP Consolidation Loans and Stafford Loans originated on or after July 1, 2006) as Fixed Rate Floor Income.

Floor Income — FFELP student loans generally earn interest at the higher of a floating rate based on the Special Allowance Payment or SAP formula (see definition below) set by ED and the borrower rate, which is fixed over a period of time. We generally finance our student loan portfolio with floating rate debt over all interest rate levels. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the rate produced by the SAP formula, our student loans earn at a fixed rate while the interest on our floating rate debt continues to decline. In these interest rate environments, we earn additional spread income that we refer to as Floor Income. Depending on the type of the student loan and when it was originated, the borrower rate is either fixed to term or is reset to a market rate each July 1. As a result, for loans where the borrower rate is fixed to term, we may earn Floor Income for an extended period of time, and for those loans where the borrower interest rate is reset annually on July 1, we may earn Floor Income to the next reset date. In accordance with new legislation enacted in 2006, lenders are required to rebate Floor Income to ED for all new FFELP loans disbursed on or after April 1, 2006.

The following example shows the mechanics of Floor Income for a typical fixed rate FFELP Consolidation Loan (with a commercial paper-based SAP spread of 2.64 percent):

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

Preferred Channel Originations — Preferred Channel Originations are comprised of: 1) student loans that are originated by lenders with forward purchase commitment agreements with Sallie Mae and are committed for sale to Sallie Mae, such that we either own them from inception or, in most cases, acquire them soon after origination, and 2) loans that are originated by internally marketed Sallie Mae brands.

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

Risk Sharing — When a FFELP loan defaults, the federal government guarantees 97 percent of the principal balance (98 percent on loans disbursed before July 1, 2006) plus accrued interest and the holder of the loan generally must absorb the three percent (two percent before July 1, 2006) not guaranteed as a Risk Sharing loss on the loan. FFELP student loans originated after October 1, 1993 are subject to Risk Sharing on loan default claim payments unless the default results from the borrower’s death, disability or bankruptcy. FFELP loans serviced by a servicer that has EP designation (see definition above) from ED are subject to one-percent Risk Sharing for claims filed on or after July 1, 2006.

Special Allowance Payment (“SAP”) — FFELP student loans originated prior to April 1, 2006 generally earn interest at the greater of the borrower rate or a floating rate determined by reference to the average of the applicable floating rates (91-day Treasury bill rate or commercial paper) in a calendar quarter, plus a fixed spread that is dependent upon when the loan was originated and the loan’s repayment status. If the resulting floating rate exceeds the borrower rate, ED pays the difference directly to us. This payment is referred to as the Special Allowance Payment or SAP and the formula used to determine the floating rate is the SAP formula. We refer to the fixed spread to the underlying index as the SAP spread. For loans disbursed after April 1, FFELP loans effectively only earn at the SAP rate, as the excess interest earned when the borrower rate exceeds the SAP rate (Floor Income) must be refunded to ED.

Variable rate PLUS Loans and SLS Loans earn SAP only if the variable rate, which is reset annually, exceeds the applicable maximum borrower rate. For PLUS loans disbursed on or after January 1, 2000, this limitation on SAP was repealed effective April 1, 2006.

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

Wholesale Consolidation Channel — During 2006, we implemented a new loan acquisition strategy under which we began purchasing a significant amount of FFELP Consolidation Loans, primarily via the spot market, which augments our traditional FFELP Consolidation Loan origination process. We refer to this new loan acquisition strategy as our Wholesale Consolidation Channel. FFELP Consolidation Loans acquired through this channel are considered incremental volume to our core acquisition channels, which are focused on the retail marketplace with an emphasis on our brand strategy.

Wind-Down — The dissolution of the GSE under the terms of the Privatization Act (see definitions above).

PART I.

Item 1.	Business

INTRODUCTION TO SLM CORPORATION

SLM Corporation, more commonly known as Sallie Mae, is the market leader in education finance. SLM Corporation is a holding company that operates through a number of subsidiaries. (References in this Annual Report to “the Company” refer to SLM Corporation and its subsidiaries). At December 31, 2006, we had approximately 11,000 employees.

Our primary business is to originate and hold student loans by providing funding, delivery and servicing support for education loans in the United States through our participation in the Federal Family Education Loan Program (“FFELP”) and through offering non-federally guaranteed Private Education Loans. We primarily market our FFELP Stafford and Private Education Loans through on-campus financial aid offices. In recent years, the industry has moved toward a direct-to-consumer marketing model as evidenced by the surge in FFELP Consolidation Loans which are marketed directly to FFELP Stafford borrowers. We have also expanded our direct-to-consumer marketing of Private Education Loans.

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

We have expanded into a number of fee-based businesses, most notably, our Debt Management Operations (“DMO”) business, which is presented as a distinct segment in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Our DMO business provides a wide range of accounts receivable and collections services including student loan default aversion services, defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, and accounts receivable management and collection for purchased portfolios of receivables that are delinquent or have been charged off by their original creditors. We also purchase and manage portfolios of sub-performing and non-performing mortgage loans.

We also earn fees for a number of services including student loan and guarantee servicing, 529 Savings Plan Administration services, and for providing processing capabilities and information technology to educational institutions. We also operate a consumer savings network through Upromise, Inc. (“Upromise”) loyalty service.

In December 2004, we completed the Wind-Down of the GSE through the defeasance of all remaining GSE debt obligations and dissolution of the GSE’s federal charter. The liquidity provided to the Company by the GSE has been replaced primarily by securitizations. In addition to securitizations, we have access to a number of additional sources of liquidity including an asset-backed commercial paper program, unsecured revolving credit facilities, and other unsecured corporate debt and equity security issuances.

On August 22, 2006, the Company completed the acquisition of Upromise. Upromise is the leading provider of saving for college programs. Through its Upromise affiliates, the company administers 529 college-savings plans and assists its members with automatic savings through rebates on everyday purchases.

BUSINESS SEGMENTS

We provide our array of credit products and related services to the higher education and consumer credit communities and others through two primary business segments: our Lending business segment and our DMO business segment. These defined business segments operate in distinct business environments and have unique characteristics and face different opportunities and challenges. They are considered reportable segments under the FASB’s SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” based on quantitative thresholds applied to the Company’s financial statements. In addition, within our Corporate and Other business segment, we provide a number of complementary products and services to financial aid offices and schools that are managed within smaller operating segments, the most prominent being our Guarantor Servicing and Loan Servicing businesses. In accordance with SFAS No. 131, we include in Note 18 to our consolidated financial statements, “Segment Reporting,” separate financial information about our operating segments.

Management, including the Company’s chief operating decision maker, evaluates the performance of the Company’s operating segments based on their profitability as measured by “Core Earnings.” Accordingly, we provide information regarding the Company’s reportable segments in this report based on “Core Earnings.” “Core Earnings” are the primary financial performance measures used by management to develop the Company’s financial plans, track results, and establish corporate performance targets and incentive compensation. While “Core Earnings” are not a substitute for reported results under generally accepted accounting principles in the United States (“GAAP”), the Company relies on “Core Earnings” in operating its business because “Core Earnings” permit management to make meaningful period-to-period comparisons of the operational and performance indicators that are most closely assessed by management. Management believes this information provides additional insight into the financial performance of the core business activities of our operating segments. (See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — BUSINESS SEGMENTS” for a detailed discussion of our “Core Earnings,” including a table that summarizes the pre-tax differences between “Core Earnings” and GAAP by business segment and the limitations to this presentation.)

We generate most of our earnings in our Lending business from the spread between the yield we receive on our Managed portfolio of student loans and the cost of funding these loans less the provisions for loan losses. We incur servicing, selling and administrative expenses in providing these products and services, and provide for loan losses. On our income statement, prepared in accordance with GAAP, this spread income is reported as “net interest income” for on-balance sheet loans, and as “gains on student loan securitizations” and “servicing and securitization revenue” for off-balance sheet loans in which we maintain a Retained Interest. Total “Core Earnings” revenues for this segment were $2.4 billion in 2006.

In our DMO business segment, we provide a wide range of accounts receivable and collections services including student loan default aversion services, defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, and accounts receivable management and collection for purchased portfolios of receivables that are delinquent or have been charged off by their original creditors as well as sub-performing and non-performing mortgage loans. In the purchased receivables business, we focus on a variety of consumer debt types with emphasis on charged-off credit card receivables and distressed mortgage receivables. We purchase these portfolios at a discount to their face value, and then use both our internal collection operations coupled with third party collection agencies to maximize the recovery on these receivables. In 2006, we began purchasing charged-off consumer receivables in Europe through our United Kingdom subsidiary, Arrow Global Ltd.

LENDING BUSINESS SEGMENT

In our Lending business segment, we originate and acquire both federally guaranteed student loans, which are administered by the U.S. Department of Education (“ED”), and Private Education Loans, which are not federally guaranteed. Borrowers use Private Education Loans primarily to supplement guaranteed loans in meeting the cost of education. We manage the largest portfolio of FFELP and Private Education Loans in the student loan industry, serving nearly 10 million student and parent customers through our ownership and management of $142.1 billion in Managed student loans as of December 31, 2006, of which $119.5 billion or 84 percent are federally insured. We serve a diverse range of clients that includes over 6,000 educational and financial institutions and state agencies. We are the largest servicer of FFELP student loans, servicing a portfolio of $115.2 billion of FFELP student loans. We also service $25 billion of Private Education Loans as of December 31, 2006. We also market student loans, both federal and private, directly to the consumer. In addition to education lending, we also originate mortgage and consumer loans with the intent of selling most of these loans. In 2006 we originated $1.6 billion in mortgage and consumer loans. Our mortgage and consumer loan portfolio totaled $612 million at December 31, 2006, of which $119 million are mortgages in the held-for-sale portfolio.

Student Lending Marketplace

The following chart shows the estimated sources of funding for attending two-year and four-year colleges for the academic year (“AY”) ending June 30, 2007 (AY 2006-2007). Approximately 42 percent of the funding comes from federally guaranteed student loans and Private Education Loans. The parent/student contributions come from savings/investments, current period earnings and other loans obtained without going through the normal financial aid process.

Sources of Funding for College Attendance — AY 2006-2007(1)

Total Projected Cost — $229 Billion
(dollars in billions)

(1)	Source: Based on estimates by Octameron Associates, “Don’t Miss Out,” 30th Edition, by College Board, “2006 Trends in Student Aid” and Sallie Mae. Includes tuition, room, board, transportation and miscellaneous costs for two and four year college degree-granting programs.

  Federally Guaranteed Student Lending Programs

There are two competing programs that provide student loans where the ultimate credit risk lies with the federal government: the FFELP and the Federal Direct Lending Program (“FDLP”). FFELP loans are provided by private sector institutions and are ultimately guaranteed by ED. FDLP loans are funded by taxpayers and provided to borrowers directly by ED on terms similar to student loans in the FFELP. In addition to these government guaranteed programs, Private Education Loans are made by financial institutions where the lender or holder assumes the credit risk of the borrower.

For the federal fiscal year (“FFY”) ended September 30, 2006 (FFY 2006), ED estimated that the FFELP’s market share in federally guaranteed student loans was 79 percent, up from 77 percent in FFY 2005.

(See “LENDING BUSINESS SEGMENT — Competition.”) Total FFELP and FDLP volume for FFY 2006 grew by seven percent, with the FFELP portion growing nine percent.

The Higher Education Act (the “HEA”) includes regulations that cover every aspect of the servicing of a federally guaranteed student loan, including communications with borrowers, loan originations and default aversion. Failure to service a student loan properly could jeopardize the guarantee on federal student loans. This guarantee generally covers 98 and 97 percent of the student loan’s principal and accrued interest for loans disbursed before and after July 1, 2006, respectively, except when the servicer has been designated by ED as an Exceptional Performer (“EP”) in which case the guarantee covers 99 percent. In the case of death, disability or bankruptcy of the borrower, the guarantee covers 100 percent of the student loan’s principal and accrued interest.

Effective for a renewable one-year period beginning in October 2005, the Company’s loan servicing division, Sallie Mae Servicing, was designated as an EP by ED in recognition of meeting certain performance standards set by ED in servicing FFELP loans. As a result of this designation, the Company received 100 percent reimbursement through June 30, 2006 and 99 percent reimbursement on and after July 1, 2006 on default claims on federally guaranteed student loans that are serviced by Sallie Mae Servicing for a period of at least 270 days before the date of default. The Company is entitled to receive this benefit as long as the Company remains in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria. The EP designation applies to all FFELP loans that are serviced by the Company as well as default claims on federally guaranteed student loans that the Company owns but are serviced by other service providers with the EP designation. As of February 28, 2007, ED has not renewed Sallie Mae Servicing as an EP pending resolution of outstanding issues with ED concerning certain fees we charge certain borrowers. The Company believes these fees are charged consistent with prior ED guidance. Until the outstanding issues with ED are resolved, Sallie Mae Servicing’s EP designation remains in effect.

FFELP student loans are guaranteed by state agencies or non-profit companies called guarantors, with ED providing reinsurance to the guarantor. Guarantors are responsible for performing certain functions necessary to ensure the program’s soundness and accountability. These functions include reviewing loan application data to detect and prevent fraud and abuse and to assist lenders in preventing default by providing counseling to borrowers. Generally, the guarantor is responsible for ensuring that loans are being serviced in compliance with the requirements of the HEA. When a borrower defaults on a FFELP loan, we submit a claim form to the guarantor who reimburses us for principal and accrued interest subject to the Risk Sharing and EP criteria discussed above (See APPENDIX A, “FEDERAL FAMILY EDUCATION LOAN PROGRAM,” to this document for a more complete description of the role of guarantors.)

  Private Education Loan Products

In addition to federal loan programs, which have statutory limits on annual and total borrowing, we sponsor a variety of Private Education Loan programs and purchase loans made under such programs to bridge the gap between the cost of education and a student’s resources. The majority of our higher education Private Education Loans are made in conjunction with a FFELP Stafford loan, so they are marketed to schools through the same marketing channels — and by the same sales force — as FFELP loans. In 2004, we expanded our direct-to-consumer loan marketing channel with our Tuition Answersm loan program under which we originate and purchase loans outside of the traditional financial aid process. We also originate and purchase Private Education Loans marketed by our SLM Financial subsidiary to career training, technical and trade schools, tutorial and learning centers, and private kindergarten through secondary education schools. These loans are primarily made at schools not eligible for Title IV loans. Private Education Loans are discussed in more detail below.

  Drivers of Growth in the Student Loan Industry

The growth in our Managed student loan portfolio is driven by the growth in the overall student loan marketplace, as well as by our own market share gains. Rising enrollment and college costs have resulted in a doubling in the size of the federally insured student loan market over the last 10 years. Student loan originations grew from $17.8 billion in FFY 1996 to $47.3 billion in FFY 2006.

According to the College Board, tuition and fees at four-year public institutions and four-year private institutions have increased 51 percent and 32 percent, respectively, in constant, inflation-adjusted dollars, since AY 1996-1997. Under the FFELP, there are limits to the amount students can borrow each academic year. The first loan limit increases since 1992 will be implemented July 1, 2007 when freshman and sophomore limits will be increased to $3,500 and $4,500 from $2,625 and $3,500, respectively. The fact that guaranteed student loan limits have not kept pace with tuition increases has driven more students and parents to Private Education Loans to meet an increasing portion of their education financing needs. Loans — both federal and private — as a percentage of total student aid have increased from 55 percent of total student aid in AY 1996-1997 to 56 percent in AY 2005-2006. Private Education Loans accounted for 20 percent of total student loans — both federally guaranteed and Private Education Loans — in AY 2005-2006, compared to six percent in AY 1996-1997.

ED predicts that the college-age population will increase approximately 13 percent from 2006 to 2015. Demand for education credit will also increase due to the rise in non-traditional students (those not attending college directly from high school) and adult education.

The following charts show the projected enrollment and average tuition and fee growth for four-year public and private colleges and universities.

Projected Enrollment

Source: National Center for Education Statistics (NCES)

Cost of Attendance(1)
Cumulative % Increase from AY 1996-1997

Source: The College Board

(1)	Cost of attendance is in current dollars and includes tuition, fees and on-campus room and board.

Sallie Mae’s Lending Business

Our primary marketing point-of-contact is the school’s financial aid office where we focus on delivering flexible and cost-effective products to the school and its students. Our sales force, which works with financial aid administrators on a daily basis, is the largest in the industry and currently markets the following internal lender brands: Academic Management Services (“AMS”), Nellie Mae, Sallie Mae Educational Trust, SLM Financial, Student Loan Funding Resources (“SLFR”), Southwest Student Services (“Southwest”) and Student Loan Finance Association (“SLFA”). We also actively market the loan guarantee of United Student Aid Funds, Inc. (“USA Funds”) and its affiliate, Northwest Education Loan Association (“NELA”), through a separate sales force.

We acquire student loans from three principal sources:

•	our Preferred Channel;

•	FFELP Consolidation Loans; and

•	strategic acquisitions.

Over the past several years, we have successfully changed our business model from a wholesale purchaser of loans on the secondary market to a direct origination model where we control the front-end origination process. This provides us with higher yielding loans with lower acquisition costs that have a longer duration because we originate or purchase them at or immediately after full disbursement.

In 2006, we originated $23.4 billion in student loans through our Preferred Channel, of which a total of $13.1 billion or 56 percent was originated through our internal lending brands. The mix of Preferred Channel Originations marks a significant shift from the past, when our internal lending brands were the smallest component of our Preferred Channel Originations. Internal lending brand growth is a key factor to our long-term market penetration. In 2006, internal lending brands grew 43 percent to $13.1 billion. This positions us to control our future volume as well as the costs to originate new assets. Our internal lending brand loans are our most valuable loans because we do not pay a premium other than to ED to originate them. Our strategic lender partners continue to represent an important loan acquisition channel for assets flowing through loan purchase commitments as well as assets purchased in the retail secondary markets.

Our Preferred Channel Originations growth has been fueled by both new business from schools leaving the FDLP or other FFELP lending relationships, same school sales growth, and growth in the for-profit sector. Since 1999, we have partnered with over 300 schools that have chosen to return to the FFELP from the FDLP. Our FFELP originations at these schools totaled over $2.1 billion in 2006. In addition to winning new schools, we have also forged broader relationships with many of our existing school clients. Our FFELP and private originations at for-profit schools have grown faster than at traditional higher education schools due to enrollment trends as well as our increased market share of lending to these institutions.

  Consolidation Loans

Over the past three years, we have seen a surge in consolidation activity as a result of aggressive marketing and historically low interest rates. This growth has contributed to the changing composition of our student loan portfolio. FFELP Consolidation Loans earn a lower yield than FFELP Stafford Loans due primarily to the Consolidation Loan Rebate Fee. This negative impact is somewhat mitigated by the longer average life of FFELP Consolidation Loans. We have made a substantial investment in consolidation marketing to protect our asset base and grow our portfolio, including targeted direct mail campaigns and web-based initiatives for borrowers. Weighing against this investment is a recent practice by which some FFELP lenders use the Direct Lending program as a pass-through vehicle to circumvent the statutory prohibition on refinancing an existing FFELP Consolidation Loan in cases where the borrower is not eligible to consolidate his or her loans. This practice has since been prohibited under the student loan Reconciliation Legislation, but had a negative impact on our portfolio through the third quarter of 2006. In 2006, these developments resulted in a net Managed portfolio loss of $3.1 billion from consolidation activity. During 2006, $15.8 billion of FFELP Stafford loans in our Managed loan portfolio consolidated either with us ($11.3 billion) or with other lenders ($4.5 billion). FFELP Consolidation Loans now represent 71 percent of our on-balance sheet federally guaranteed student loan portfolio and over 66 percent of our Managed federally guaranteed portfolio.

During 2006, we implemented a new loan acquisition strategy under which we began purchasing a significant amount of FFELP Consolidation Loans, primarily via the spot market, which augments our traditional FFELP Consolidation Loan origination process. We refer to this new loan acquisition strategy as our Wholesale Consolidation Channel. The decision to implement this strategy stems from the repeal of the Single Holder Rule in 2006 which allowed the industry to compete for student loans held by one lender. This has caused many originators to sell loans sooner and more frequently. At December 31, 2006, Wholesale Consolidation Loans totaled $3.6 billion.

The increased activity in FFELP Consolidation Loans has led to demand for the consolidation of Private Education loans. Private Education Consolidation Loans provide an attractive refinancing opportunity to certain borrowers because they allow borrowers to lower their monthly payments and extend the life of the loan. During 2006, we internally consolidated $300 million of our Managed Private Education loans, and added net $50 million in new volume.

  GradPLUS

The Deficit Reduction Act of 2005 expanded the existing Federal PLUS loan to graduate and professional students (“GradPLUS Loans”). Previously, PLUS loans were restricted to parents of dependent, undergraduate students.

GradPLUS Loans have a lower rate of interest than our Private Education Loans and they allow graduate and professional students to borrow up to the full cost of their education (tuition, room and board), less other financial aid received. We therefore expect that over time GradPLUS Loans will supplant a significant amount of our Private Education Loans to graduate and professional students. In 2006, GradPLUS loans represented one percent of Preferred Channel Originations or $246 million.

  Private Education Loans

The rising cost of education has led students and their parents to seek additional private credit sources to finance their education. Private Education Loans are often packaged as supplemental or companion products to FFELP loans and priced and underwritten competitively to provide additional value for our school relationships. In certain situations, a for-profit school shares the borrower credit risk. Over the last several years, the growth of Private Education Loans has accelerated due to tuition increasing faster than the rate of inflation coupled with stagnant FFELP lending limits. This rapid growth combined with the relatively higher spreads has led to Private Education Loans contributing a higher percentage of our net interest margin in each of the last four years. We expect this trend to continue in the foreseeable future. In 2006, Private Education Loans contributed 23 percent of the overall “Core Earnings” net interest income after provisions, up from 17 percent in 2005. The Higher Education Reconciliation Act of 2005 increased FFELP loan limits in AY 2006-2007. This, along with the introduction of GradPLUS Loans discussed above, will reduce the rate of growth in Private Education Loans in the future. We believe this loss of future Private Education Loan volume for graduate students will be replaced by an increase in federally insured loans.

Since we bear the full credit risk for Private Education Loans, they are underwritten and priced according to credit risk based upon standardized consumer credit scoring criteria. We mitigate some of this credit risk by providing price and eligibility incentives for students to obtain a credit-worthy co-borrower, and approximately 50 percent of our Private Education Loans have a co-borrower. Due to their higher risk profile, Private Education Loans earn higher spreads than their FFELP loan counterparts. In 2006, Private Education Loans earned an average “Core Earnings” spread, before provisions for loan losses, of 5.13 percent versus an average “Core Earnings” spread of 1.26 percent for FFELP loans, excluding the impact of the Wholesale Consolidation portfolio.

Our largest Private Education Loan program is the Signature Loan®, which is offered to undergraduates and graduates through the financial aid offices of colleges and universities and packaged with traditional

FFELP loans. We also offer specialized loan products to graduate and professional students primarily through our MBALoans®, LAWLOANS® and MEDLOANSsm programs. Generally, these loans do not require borrowers to begin repaying their loans until after graduation and allow a grace period from six to nine months.

In the third quarter of 2004 we began to offer Tuition Answersm loans directly to the consumer through targeted direct mail campaigns and web-based initiatives. Under the Tuition Answer loan program, creditworthy parents, sponsors and students may borrow between $1,500 and $40,000 per year to cover any college-related expense. No school certification is required, although a borrower must provide enrollment documentation. At December 31, 2006, we had $1.9 billion of Tuition Answer loans outstanding.

We also offer alternative Private Education Loans for information technology, cosmetology, mechanics, medical/dental/lab, culinary and broadcasting. On average, these career training programs typically last fewer than 12 months. Generally, these loans require the borrower to begin repaying the loan immediately; however, students can opt to make relatively small payments while enrolled. At December 31, 2006, we had $2.3 billion of career training loans outstanding.

  Acquisitions

We have acquired several companies in the student loan industry that have increased our sales and marketing capabilities, added significant new brands and greatly enhanced our product offerings. The following table provides a timeline of strategic acquisitions that have played a major role in the growth of our Lending business.

Sallie Mae Timeline — Student Lending

Financing

We fund our operations through the issuance of student loan asset-backed securities (securitizations) and unsecured debt securities. We issue these securities in both the domestic and overseas capital markets using both public offerings and private placements. The major objective when financing our business is to find low cost financing that also minimizes interest rate risk by matching the interest rate and reset characteristics of our Managed assets and liabilities, generally on a pooled basis, to the extent practicable. As part of this process, we use derivative financial instruments extensively to reduce our interest rate and foreign currency exposure. This helps in stabilizing our student loan spread in various interest rate environments. We are always looking for ways to minimize funding costs and to provide liquidity for our student loan acquisitions. To that end, we are continually expanding and diversifying our pool of investors by establishing debt programs in multiple markets that appeal to varied investor bases and by educating potential investors about our business. Finally, we take appropriate steps to ensure sufficient liquidity by financing in multiple markets, which include the institutional, retail, floating-rate, fixed-rate, unsecured, asset-backed, domestic and international markets.

Securitization is currently and is likely to continue to be our principal source of financing. We expect approximately 75 percent of our funding needs in 2007 will be satisfied by securitizing our loan assets and issuing asset-backed securities.

Sallie Mae Bank

On November 3, 2005, we announced that the Utah Department of Financial Institutions approved our application for an industrial bank charter. Beginning in February and August 2006, Sallie Mae Bank began funding and originating Private Education Loans and FFELP Consolidation Loans, respectively, made by Sallie Mae to students and families nationwide. This allows us to capture the full economics of these loans from origination. In addition, the industrial bank charter allows us to expand the products and services we can offer to students and families. In addition to using Sallie Mae Bank to fund and originate Private Education Loans, we expect to continue to originate a significant portion of our Private Education Loans through our strategic lending partners. In addition, we have deposited custodial funds from AMS and Upromise in Sallie Mae Bank. These funds are used for low cost financing for Sallie Mae Bank.

Competition

Our primary competitor for federally guaranteed student loans is the FDLP, which in its first four years of existence (FFYs 1994-1997) grew market share from four percent in FFY 1994 to a peak of 34 percent in FFY 1997, but has steadily declined since then to a 21 percent market share in FFY 2006 for the total federally sponsored student loan market. We also face competition for both federally guaranteed and non-guaranteed student loans from a variety of financial institutions including banks, thrifts and state-supported secondary markets. In addition, we face competition for FFELP Consolidation Loans from a number of direct-to-consumer firms that entered the market for FFELP Consolidation Loans over the past few years in response to the increased borrower demand for FFELP Consolidation Loans and low barriers to entry (see “Risk Factors — GENERAL”). Our FFY 2006 FFELP Preferred Channel Originations totaled $16 billion, representing a 27 percent market share.

In November 2005, we launched a zero-fee pricing initiative on all FFELP Stafford Loans on a trial basis. For AY 2006-2007 we expanded this competitive initiative nationwide, such that we pay the federally mandated two percent origination fee on behalf of the borrower. While the goal of this pricing initiative is to grow our FFELP loan volume, this strategy will reduce our margins on the affected student loans until the origination fee is completely eliminated by legislation in 2010.

DEBT MANAGEMENT OPERATIONS BUSINESS SEGMENT

We have used strategic acquisitions to build our DMO business and now have six operating units that comprise our DMO business segment. In our DMO segment, we provide a wide range of accounts receivable and collections services including student loan default aversion services, defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, primarily a contingency or pay for performance business. We also provide accounts receivable management and collections services on consumer and mortgage receivable portfolios that we purchase. The table below presents a timeline of key acquisitions that have fueled the growth of our DMO business.

In recent years we have diversified our DMO contingency revenue stream away from student loans into the purchase of distressed and defaulted receivables marketplace. We now have the expertise to acquire and manage portfolios of sub-performing and non-performing mortgage loans, substantially all of which are secured by one-to-four family residential real estate. We also have a servicing platform and a disciplined portfolio pricing approach to several consumer debt asset classes. We are now in the position to offer the purchase of distressed or defaulted debt to our partner schools as an additional method of enhancing their receivables management strategies. The diversification into purchased paper has lowered student loan contingency fees to 48 percent of total DMO revenue in 2006, versus 75 percent in 2004.

Sallie Mae Timeline — DMO

In 2006, our DMO business segment had revenues totaling $636 million and net income of $157 million, which represented increases of 21 percent and 16 percent over 2005, respectively. Our largest customer, USA Funds, accounted for 32 percent of our revenue in 2006.

Products and Services

  Student Loan Default Aversion Services

We provide default aversion services for five guarantors, including the nation’s largest, USA Funds. These services are designed to prevent a default once a borrower’s loan has been placed in delinquency status.

  Defaulted Student Loan Portfolio Management Services

Our DMO business segment manages the defaulted student loan portfolios for six guarantors under long-term contracts. DMO’s largest customer, USA Funds, represents approximately 17 percent of defaulted student loan portfolios in the market. Our portfolio management services include selecting collection agencies and determining account placements to those agencies, processing loan consolidations and loan rehabilitations, and managing federal and state offset programs.

  Contingency Collection Services

Our DMO business segment is also engaged in the collection of defaulted student loans and other debt on behalf of various clients including guarantors, federal agencies, credit card issuers, utilities, and other retail clients. We earn fees that are contingent on the amounts collected. We also provide collection services for ED and now have approximately 11 percent of the total market for such services. We also have relationships with more than 900 colleges and universities to provide collection services for delinquent student loans and other receivables from various campus-based programs.

  Collection of Purchased Receivables

In our DMO business, we also purchase delinquent and defaulted receivables from credit originators and other holders of receivables at a significant discount from the face value of the debt instruments. In addition, we purchase sub-performing and non-performing mortgage receivables at a discount usually calculated as a percentage of the underlying collateral. We use a combination of internal collectors and outside collection agencies to collect on these portfolios, seeking to attain the highest cost/benefit for our overall collection strategy. We recognize revenue primarily using the effective yield method, though we do use the cost recovery method when appropriate, primarily in the mortgage receivable business. A major success factor in the purchased receivables business is the ability to effectively price the portfolios. We conduct both quantitative and qualitative analysis to appropriately price each portfolio to yield a return consistent with our DMO financial targets.

Competition

The private sector collections industry is highly fragmented with few large companies and a large number of small scale companies. The DMO businesses that provide third party collections services for ED, FFELP guarantors and other federal holders of defaulted debt are highly competitive. In addition to competing with other collection enterprises, we also compete with credit grantors who each have unique mixes of internal collections, outsourced collections, and debt sales. Although the scale, diversification, and performance of our DMO business has been a competitive advantage, the trend in the collections industry is for credit grantors to sell portfolios rather than to manage contingency collections.

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

Currently, we provide a variety of these services to nine guarantors and, in AY 2005-2006, we processed $15.1 billion in new FFELP loan guarantees, of which $11.6 billion was for USA Funds, the nation’s largest guarantor. We processed guarantees for approximately 29 percent of the FFELP loan market in AY 2005-2006.

Guarantor servicing fee revenue, which included guarantee issuance and account maintenance fees, was $132 million for the year ended December 31, 2006, 83 percent of which we earned from services performed on behalf of USA Funds. Under some of our guarantee services agreements, including our agreement with USA Funds, we receive certain scheduled fees for the services that we provide under such agreements. The payment for these services includes a contractually agreed upon set percentage of the account maintenance fees that the guarantors receive from ED.

Our primary non-profit competitors in guarantor servicing are state and non-profit guarantee agencies that provide third party outsourcing to other guarantors.

(See APPENDIX A, “FEDERAL FAMILY EDUCATION LOAN PROGRAM — Guarantor Funding” for details of the fees paid to guarantors.)

Acquisitions

On August 22, 2006, the Company completed the acquisition of Upromise. Upromise’s popular rewards service — one of the largest rewards marketing coalitions in the U.S. — has more than seven million members who have joined Upromise to save for college when they and their families buy gas or groceries, dine out, or purchase other goods and services from more than 450 participating companies. Upromise’s subsidiary, Upromise Investments, Inc., is also the largest administrator of direct-to-consumer 529 college savings plans, administering approximately 1.2 million college savings accounts and over $15 billion in assets with tax-

advantaged 529 investment options through partnerships with nine states. Upromise offers its rewards service members the opportunity to link their Upromise account to a participating 529 plan so that their savings can be transferred automatically into their plan on a periodic basis.

This acquisition broadens our scope in higher education access to include education savings and enhances our competitive advantage in the student loan industry as the Company builds a relationship with potential borrowers earlier. The savings earned through Upromise are in addition to other lender-sponsored savings programs that may include zero origination fees, zero default fee and various repayment status borrower benefit programs.

REGULATION

Like other participants in the FFELP program, the Company is subject to the HEA and, from time to time, to review of its student loan operations by ED and guarantee agencies. ED is authorized under its regulations to limit, suspend or terminate lenders from participating in the FFELP, as well as impose civil penalties if lenders violate program regulations. The laws relating to the FFELP program are subject to revision. In addition, Sallie Mae, Inc., as a servicer of federal student loans, is subject to certain ED regulations regarding financial responsibility and administrative capability that govern all third party servicers of insured student loans. Failure to satisfy such standards may result in the loss of the government guarantee of the payment of principal and accrued interest on defaulted FFELP loans. Also, in connection with our guarantor servicing operations, the Company must comply with, on behalf of its guarantor servicing customers, certain ED regulations that govern guarantor activities as well as agreements for reimbursement between the Secretary of Education and the Company’s guarantor servicing customers. Failure to comply with these regulations or the provisions of these agreements may result in the termination of the Secretary of Education’s reimbursement obligation.

The Company’s originating or servicing of federal and private student loans also subjects it to federal and state consumer protection, privacy and related laws and regulations. Some of the more significant federal laws and regulations that are applicable to our student loan business include:

•	the Truth-In-Lending Act;

•	the Fair Credit Reporting Act;

•	the Equal Credit Opportunity Act;

•	the Gramm-Leach Bliley Act; and

•	the U.S. Bankruptcy Code.

Our DMO’s debt collection and receivables management activities are subject to federal and state consumer protection, privacy and related laws and regulations. Some of the more significant federal laws and regulations that are applicable to our DMO business include:

•	the Fair Debt Collection Practices Act;

•	the Fair Credit Reporting Act;

•	the Gramm-Leach-Bliley Act; and

•	the U.S. Bankruptcy Code.

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

Finally, Upromise’s affiliates, which administer 529 college savings plans, are subject to regulation by the Municipal Securities Rulemaking Board, the National Association of Securities Dealers, Inc. and the Securities and Exchange Commission (“SEC”) through the Investment Advisers Act of 1940.

AVAILABLE INFORMATION

The SEC maintains an Internet site (http://www.sec.gov) that contains periodic and other reports such as annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, as well as proxy and information statements regarding SLM Corporation and other companies that file electronically with the SEC. Copies of our annual reports on Form 10-K and our quarterly reports on Form 10-Q are available on our website as soon as reasonably practicable after we electronically file such reports with the SEC. Investors and other interested parties can also access these reports at www.salliemae.com about/investors.

Our Code of Business Conduct, which applies to Board members and all employees, including our Chief Executive Officer and Chief Financial Officer, is also available, free of charge, on our website at www.salliemae.com/about/business_code.htm. We intend to disclose any amendments to or waivers from our Code of Business Conduct (to the extent applicable to our Chief Executive Officer or Chief Financial Officer) by posting such information on our website.

In 2006, the Company submitted the annual certification of its Chief Executive Officer regarding the Company’s compliance with the NYSE’s corporate governance listing standards, pursuant to Section 303A.12(a) of the NYSE Listed Company Manual.

In addition, we filed as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and to this Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Item 1A.	Risk Factors

LENDING BUSINESS SEGMENT — FFELP STUDENT LOANS

A larger than expected increase in third party consolidation activity may reduce our FFELP student loan spread, materially impair our Retained Interest, reduce our interest earning assets and otherwise materially adversely affect our results of operations.

If third party consolidation activity increases beyond management’s expectations, our FFELP student loan spread may be adversely affected; our Retained Interest may be materially impaired; our future earnings may be reduced from the loss of interest earning assets; and our results of operations may be adversely affected. Our FFELP student loan spread may be adversely affected because third party consolidators generally target our highest yielding FFELP Consolidation Loans. Our Retained Interest may be materially impaired if consolidation activity reaches levels not anticipated by management. We may also incur impairment charges if we increase our expected future Constant Prepayment Rate (“CPR”) assumptions used to value the Residual Interest as a result of such unanticipated levels of consolidation. The potentially material adverse affect on our operating results relates principally to our hedging activities in connection with Floor Income. We enter into certain Floor Income Contracts under which we receive an upfront fee in exchange for our payment of the Floor Income earned on a notional amount of underlying FFELP Consolidation Loans over the life of the Floor Income Contract. If third party consolidation activity that involves refinancing an existing FFELP Consolidation Loan with a new FFELP Consolidation Loan increases substantially, then the Floor Income that we are obligated to pay under such Floor Income Contracts may exceed the Floor Income actually generated from the underlying FFELP Consolidation Loans, possibly to a material extent. In such a scenario, we would either close out the related Floor Income Contracts or purchase an offsetting hedge. In either case, the adverse impact on both our GAAP and “Core Earnings” could be material. (See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — LENDING BUSINESS SEGMENT — Floor Income — Managed Basis.”)

Incorrect estimates and assumptions by management in connection with the preparation of our consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses.

The preparation of our consolidated financial statements requires management to make certain critical accounting estimates and assumptions that could affect the reported amounts of assets and liabilities and the reported amounts of income and expense during the reporting periods. (See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CRITICAL ACCOUNTING POLICIES AND ESTIMATES.”) For example, for both our federally insured and Private Education Loans, the unamortized portion of the premiums and the discounts is included in the carrying value of the student loan on the consolidated balance sheet. We recognize income on our student loan portfolio based on the expected yield of the student loan after giving effect to the amortization of purchase premiums and accretion of student loan income discounts, as well as the impact of Borrower Benefits. In arriving at the expected yield, we must make a number of estimates that when changed must be reflected as a cumulative student loan catch-up from the inception of the student loan. The most sensitive estimate for premium and discount amortization is the estimate of the CPR, which measures the rate at which loans in the portfolio pay before their stated maturity. The CPR is used in calculating the average life of the portfolio. A number of factors can affect the CPR estimate such as the rate of consolidation activity and default rates. If we make an incorrect CPR estimate, the previously recognized income on our student loan portfolio based on the expected yield of the student loan will need to be adjusted in the current period.

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

LENDING BUSINESS SEGMENT — PRIVATE EDUCATION LOANS

Changes in the composition of our Managed student loan portfolio will increase the risk profile of our asset base and our capital requirements.

As of December 31, 2006, 16 percent of our Managed student loans were Private Education Loans. Private Education Loans are unsecured and are not guaranteed or reinsured under the FFELP or any other federal student loan program and are not insured by any private insurance program. Accordingly, we bear the full risk of loss on most of these loans if the borrower and co-borrower, if applicable, default. Events beyond our control such as a prolonged economic downturn could make it difficult for Private Education Loan borrowers to meet their payment obligations for a variety of reasons, including job loss and underemployment, which could lead to higher levels of delinquencies and defaults. Private Education Loans now account for 23 percent of our “Core Earnings” net interest income after provisions and 16 percent of our Managed student loan portfolio. We expect that Private Education Loans will become an increasingly higher percentage of both our margin and our Managed student loan portfolio, which will increase the risk profile of our asset base and raise our capital requirements because Private Education Loans have significantly higher capital requirements than FFELP loans. This may affect the availability of capital for other purposes. In addition, the comparatively larger spreads on Private Education Loans, which historically have compensated for the narrowing FFELP spreads, may narrow as competition increases.

As a component of our Private Education Loan program, we make available various tailored loan programs to numerous schools that are designed to help finance the education of students who are academically qualified but do not meet our standard credit criteria. Depending upon the loan program, schools share some portion of the risk of default. However, if the school experiences financial difficulty, we could bear the full risk of default. Management has taken specific steps to manage strategically the growth of its non-standard loan programs, instituted credit education programs to educate borrowers on how to improve their credit and shifted the focus to programs that are structured so that the Company will not bear the risk of a school’s bankruptcy. However, there can be no assurance that the Company’s non-standard student loan programs will not have an adverse effect on the overall credit quality of the Company’s Managed Private Education Loan portfolio.

Past charge-off rates on our Private Education Loans may not be indicative of future charge-off rates because, among other things, we use forbearance policies and our failure to adequately predict and reserve for charge-offs may adversely impact our results of operations.

We have established forbearance policies for our Private Education Loans under which we provide to the borrower temporary relief from payment of principal or interest in exchange for a processing fee paid by the borrower, which is waived under certain circumstances. During the forbearance period, generally granted in three-month increments, interest that the borrower otherwise would have paid is typically capitalized at the end of the forbearance term. At December 31, 2006, approximately nine percent of our Managed Private Education Loans in repayment and forbearance were in forbearance. Forbearance is used most heavily when the borrower’s loan enters repayment; however, borrowers may apply for forbearance multiple times and a significant number of Private Education Loan borrowers have taken advantage of this option. When a borrower ends forbearance and enters repayment, the account is considered current. Accordingly, a borrower who may have been delinquent in his payments or may not have made any recent payments on his account will be accounted for as a borrower in a current repayment status when the borrower exits the forbearance period. In addition, past charge-off rates on our Private Education Loans may not be indicative of future charge-off rates because of, among other things, the use of forbearance and the effect of future changes to the forbearance policies. If our forbearance policies prove over time to be less effective on cash collections than we expect or if we limit the circumstances under which forbearance may be granted under our forbearance policies, they could have a material adverse effect on the amount of future charge-offs and the ultimate default rate used to calculate loan loss reserves which could have a material adverse effect on our results of operations. (See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — LENDING BUSINESS SEGMENT — Total Loan Net Charge-offs.”)

In addition, our loss estimates include losses to be incurred generally over a two-year loss emergence period. The two-year estimate of the allowance for loan losses is subject to a number of assumptions about future borrower behavior that may prove incorrect. For example, we use a migration analysis of historical charge-off experience and combine that with qualitative measures to project future trends. However, future charge-off rates can be higher than anticipated due to a variety of factors such as downturns in the economy, regulatory or operational changes in debt management operations effectiveness, and other unforeseeable future trends. If actual future performance in charge-offs and delinquency is worse than estimated, this could materially affect our estimate of the allowance for loan losses and the related provision for loan losses on our income statement.

DEBT MANAGEMENT OPERATIONS BUSINESS SEGMENT

Our growth in our DMO business segment is dependent in part on successfully identifying, consummating and integrating strategic acquisitions.

Since 2000, we have acquired five companies that are now successfully integrated within our Debt Management Operations group. Each of these acquisitions has contributed to DMO’s substantial growth. Future growth in the DMO business segment is dependent in part on successfully identifying, consummating and integrating strategic acquisitions. There can be no assurance that we will be successful in doing so. In addition, certain of these acquisitions have expanded our operations into businesses and asset classes that pose substantially more business and litigation risks than our core FFELP student loan business. For example, on September 16, 2004, we acquired a 64 percent (now 88 percent) interest in AFS Holdings, LLC, commonly known as Arrow Financial Services, a company that, among other services, purchases non-performing receivables. In addition, on August 31, 2005, we purchased GRP, a company that purchases distressed mortgage receivables. While both companies purchase such assets at a discount and have sophisticated analytical and operational tools to price and collect on portfolio purchases, there can be no assurance that the price paid for defaulted portfolios will yield adequate returns, or that other factors beyond their control will not have a material adverse affect on their results of operations. Portfolio performance below original projections could result in impairments to the purchased portfolio assets. In addition, these businesses are subject to litigation risk under the Fair Debt Collection Practices Act, Fair Credit Reporting Act and various other federal, state and local laws in the normal course from private plaintiffs as well as federal and state regulatory authorities. Finally, we may explore additional business opportunities that may pose further or new risks.

Our DMO business segment may not be able to purchase defaulted consumer receivables at prices that management believes to be appropriate, and a decrease in our ability to purchase portfolios of receivables could adversely affect our net income.

If our DMO business segment is not able to purchase defaulted consumer receivables at planned levels and at prices that management believes to be appropriate, we could experience short-term and long-term decreases in income.

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

LIQUIDITY AND CAPITAL RESOURCES

If our stock price falls significantly, we may be required to settle our equity forward positions in a manner that could have a materially dilutive effect on our common stock.

We repurchase our common stock through both open market purchases and equity forward contracts. At December 31, 2006, we had outstanding equity forward contracts to purchase 48.2 million shares of our common stock at prices ranging from $46.30 to $54.74 per share. The equity forward contracts permit the counterparty to terminate a portion of the equity forward contract if the common stock price falls below an “initial trigger price” and the counterparty can continue to terminate portions of the contract as the stock price reaches lower predetermined levels, until the stock price reaches the “final trigger price” whereby the entire contract can be terminated. The final trigger price is generally 50 percent of the strike price. For equity forward contracts in effect as of December 31, 2006, the initial trigger price ranged from approximately $25.93 to $35.58 and the final trigger price ranged from $20.84 to $27.37. In February 2007, the Company amended equity forward contracts with several counterparties under which the trigger prices were reduced. As of February 28, 2007, the highest trigger price on all outstanding equity forwards is $30.11. If the counterparty terminates a portion of the contract or the entire contract, we can satisfy any shortfall by paying cash or delivering common stock. If we issue common stock to settle the contracts in such circumstances, it could have a materially dilutive effect on our common stock. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — COMMON STOCK.”

We are exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of our earning assets do not always match exactly the interest rate characteristics of the funding.

Depending on economic and other factors, we may fund our assets with debt that has a different index and/or reset frequency than the asset, but generally only where we believe there is a high degree of correlation between the interest rate movement of the two indices. For example, we use daily reset 3-month LIBOR to fund a large portion of our daily reset 3-month commercial paper indexed assets. We also use different index types and index reset frequencies to fund various other assets. In using different index types and different index reset frequencies to fund our assets, we are exposed to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies, or will not move in the same direction or with the same magnitude. While these indices are short-term with rate movements that are highly correlated over a long period of time, there can be no assurance that this high correlation will not be disrupted by capital market dislocations or other factors not within our control. In such circumstances, our earnings could be adversely affected, possibly to a material extent.

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

We are dependent on the securitization markets for the long-term financing of student loans, which we expect to provide approximately 75 percent of our funding needs in 2007. If this market were to experience difficulties, if our asset quality were to deteriorate or if our debt ratings were to be downgraded, we may be unable to securitize our student loans or to do so on favorable terms, including pricing. If we were unable to continue to securitize our student loans at current levels or on favorable terms, we would use alternative funding sources to fund increases in student loans and meet our other liquidity needs. If we were unable to find cost-effective and stable funding alternatives, our funding capabilities and liquidity would be negatively impacted and our cost of funds could increase, adversely affecting our results of operations, and our ability to grow would be limited.

In addition, the occurrence of certain events such as consolidations and reconsolidations may cause the securitization transactions to amortize earlier than scheduled, which could accelerate the need for additional funding to the extent that we effected the refinancing.

The rating agencies could downgrade the ratings on our senior unsecured debt, which could increase our cost of funds.

Securitizations are the primary source of our long-term financing and liquidity. Our ability to access the securitization market and the ratings on our asset-backed securities are not directly or fully dependent upon the Company’s general corporate credit ratings. However, the Company also utilizes senior unsecured long-term and short-term debt, which is dependent upon rating agency scoring. Our senior unsecured long-term debt is currently rated A2, A and A+ and senior unsecured short-term debt is currently rated P-1, A-1 and F1+ by Moody’s Investors Service, Inc., Standard and Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., and Fitch Ratings, respectively. If any or all of these ratings were downgraded of if they were put on watch with negative implications for any reason, our overall cost of funds could increase.

GENERAL

Our business is subject to a number of risks, uncertainties and conditions, some of which are not within our control, including general economic conditions, increased competition, adverse changes in the laws and regulations that govern our businesses and failure to successfully identify, consummate and integrate strategic acquisitions.

Our business is subject to a number of risks, uncertainties and conditions, some of which we cannot control. For example, if the U.S. economy were to sustain a prolonged economic downturn a number of our businesses — including our fastest growing businesses, Private Education Loan business and Debt Management

Operations — could be adversely affected. We bear the full risk of loss on our portfolio of Private Education Loans. A prolonged economic downturn could make it difficult for borrowers to meet their payment obligations for a variety of reasons, including job loss and underemployment. In addition, a prolonged economic downturn could extend the amortization period on DMO’s purchased receivables.

We face strong competition in all of our businesses, particularly in our FFELP business. For example, a number of direct-to-consumer firms entered the market for FFELP Consolidation Loans in recent years in response to increased borrower demand and low barriers to entry. There can also be no assurance that significantly more such firms will not enter the market for FFELP Consolidation Loans, which could result in higher than expected prepayments on our FFELP loan portfolio. (See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — LENDING BUSINESS SEGMENT — Trends in the Lending Business Segment.”) Such prepayments would adversely impact our earnings. We also expect to see more competition in our Private Education Loan business. The strong margins that we currently maintain in this growing business that offset some of the margin erosion that we have experienced in our FFELP business may begin to weaken as more competitors offer competing products. If these competitive trends intensify, we could face further margin pressure.

Because we earn our revenues from federally insured loans under a federally sponsored loan program, we are subject to political and regulatory risk. As part of the HEA, the student loan program is periodically amended and must be “reauthorized” every six years. Past legislative changes included reduced loan yields paid to lenders (1986, 1992, 1995 and 1998), increased fees paid by lenders (1993), decreased level of the government guaranty (1993) and reduced fees to guarantors and collectors, among others. On February 8, 2006, the President signed the Reconciliation Legislation. The Reconciliation Legislation contains a number of provisions that over time will reduce our earnings on FFELP student loans, including a requirement that lenders rebate Floor Income on new loans and a reduction in lender reinsurance. In addition, since January 1, 2007, several bills have been introduced in both houses of Congress that would be, if enacted in their current forms, materially adverse to the profitability of the FFELP industry and create incentives for post-secondary schools to participate in the FDLP rather than the FFELP. The President’s 2008 budget proposals also call for, among other things, a 50 basis point cut in special allowance payments. Finally, there can be no assurances that future reauthorizations and other political developments will not result in changes that have a materially adverse impact on the Company. (For further discussion see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — RECENT DEVELOPMENTS”.)

Our principal business is comprised of acquiring, originating, holding and servicing education loans made and guaranteed under the FFELP. Most significant aspects of our principal business are governed by the HEA. We must also meet various requirements of the guaranty agencies, which are private not-for-profit organizations or state agencies that have entered into federal reinsurance contracts with ED, to maintain the federal guarantee on our FFELP loans. These requirements establish origination and servicing requirements, procedural guidelines and school and borrower eligibility criteria. The federal guarantee of FFELP loans is conditioned on loans being originated, disbursed or serviced in accordance with ED regulations.

If we fail to comply with any of the above requirements, we could incur penalties or lose the federal guarantee on some or all of our FFELP loans. In addition, our marketing practices are subject to the HEA’s prohibited inducement provision and our failure to comply with such regulation could subject us to a limitation, suspension or termination of our eligible lender status. Even if we comply with the above requirements, a failure to comply by third parties with whom we conduct business could result in us incurring penalties or losing the federal guarantee on some or all of our FFELP loans. If we experience a high rate of servicing deficiencies, we could incur costs associated with remedial servicing, and, if we are unsuccessful in curing such deficiencies, the eventual losses on the loans that are not cured could be material. Failure to comply with these laws and regulations could result in our liability to borrowers and potential class action suits, all of which could adversely affect our future growth rates. An additional consequence of servicing deficiencies would be the loss of our Exceptional Performer Designation.

Because of the risks, uncertainties and conditions described above, there can be no assurance that we can maintain our future growth rates at rates consistent with our historic growth rates.

Our GAAP earnings are highly susceptible to changes in interest rates because most of our derivatives do not qualify for hedge accounting treatment under SFAS No. 133.

Changes in interest rates can cause volatility in our GAAP earnings as a result of changes in the market value of our derivatives that do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under SFAS No. 133, changes in derivative market values are recognized immediately in earnings. If a derivative instrument does not qualify for hedge accounting treatment under SFAS No. 133, there is no corresponding change in the fair value of the hedged item recognized in earnings. As a result, gain or loss recognized on a derivative will not be offset by a corresponding gain or loss on the underlying hedged item. Because most of our derivatives do not qualify for hedge accounting treatment, when interest rates change significantly, our GAAP earnings may fluctuate significantly.

For a discussion of operational, market and interest rate, and liquidity risks, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — RISKS.”

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the principal facilities owned by the Company:

		Approximate
Location	Function	Square Feet

Reston, VA	Headquarters	240,000
Fishers, IN	Loan Servicing and Data Center	450,000
Wilkes Barre, PA	Loan Servicing Center	133,000
Killeen, TX	Loan Servicing Center	133,000
Lynn Haven, FL	Loan Servicing Center	133,000
Indianapolis, IN	Loan Servicing Center	100,000
Marianna, FL(1)	Back-up/Disaster Recovery Facility for Loan Servicing	94,000
Big Flats, NY	Debt Management and Collections Center	60,000
Gilbert, AZ	Southwest Student Services Headquarters	60,000
Arcade, NY(2)	Debt Management and Collections Center	46,000
Perry, NY(2)	Debt Management and Collections Center	45,000
Swansea, MA	AMS Headquarters	36,000

(1) Facility listed for sale in October 2006.

(2)	In the first quarter of 2003, the Company entered into a ten year lease with the Wyoming County Industrial Development Authority with a right of reversion to the Company for the Arcade and Perry, New York facilities.

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

The following table lists the principal facilities leased by the Company as of December 31, 2006:

		Approximate
Location	Function	Square Feet

Niles, IL	AFS Headquarters	84,000
Summerlin, Nevada	Debt Management and Collections Center	71,000
Cincinnati, Ohio	GRC Headquarters and Debt Management and Collections Center	59,000
Muncie, IN	SLM — DMO	54,000
Needham, MA	Upromise	49,000
Mt. Laurel, New Jersey	SLM Financial Headquarters and Operations	42,000
Novi, MI	Sallie Mae Home Loans	37,000
Seattle, WA	NELA	32,000
Moorestown, NJ	Pioneer Credit Recovery	30,000
Braintree, MA	Nellie Mae Headquarters	27,000
Whitewater, WI	AFS Operations	16,000
Centennial, CO	Noel-Levitz	16,000
White Plains, NY	GRP	15,400
West Valley, NY	Pioneer Credit Recovery	14,000
Batavia, NY	Pioneer Credit Recovery	13,000
Iowa City, IA	Noel-Levitz	13,000
Perry, NY	Pioneer Credit Recovery	12,000
Gainesville, FL	SLMLSC	11,000
Phoenix, AZ	Sallie Mae Home Loans	9,000
Cincinnati, OH	Student Loan Funding	9,000
Burlington, MA	Sallie Mae Home Loans	8,000
Washington, D.C.	Government Relations	5,000

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

On January 25, 2007, the Attorney General of Illinois filed a lawsuit against one of the Company’s subsidiaries, Arrow Financial Services, LLC (“AFS”), in the Circuit Court of Cook County, Illinois alleging that AFS violated the Illinois Consumer Fraud and Deceptive Practices Act and the federal Fair Debt Collections Practices Act. The lawsuit seeks to enjoin AFS from violating the Illinois Consumer Fraud and Deceptive Practices Act and from engaging in debt management and collection services in or from the State of Illinois. The lawsuit also seeks to rescind certain agreements to pay back debt between AFS and Illinois consumers, to pay restitution to all consumers who have been harmed by AFS’s alleged unlawful practices, to impose a statutory civil penalty of $50,000 and to impose a civil penalty of $50,000 per violation ($60,000 per violation if the consumer is 65 years of age or older). The lawsuit alleges that as of January 25, 2007, 660 complaints against Arrow Financial have been filed with the Office of the Illinois Attorney General since 1999 and over 800 complaints have been filed with the Better Business Bureau. As of December 29, 2006, the Company owns 88 percent of the membership interests in AFS Holdings, LLC, the parent company of AFS. Management cannot predict the outcome of this lawsuit or its effect on the Company’s financial position or results of operations.

On December 28, 2006, the Company received an informal request for information and documents from New York’s Office of the Attorney General concerning schools’ use of preferred lender lists for either FFELP or Private Education Loans and the Company’s marketing practices as they relate to preferred lender lists. The New York Attorney General’s Office has also requested information from other lenders and schools that participate in the FFELP and FDLP. The Company is cooperating with the New York Attorney General’s Office in order to provide information and documents responsive to their request. Management cannot predict the outcome of this request or its effect on the Company’s financial position or results of operations.

We are also subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed or the accuracy of our reports to credit bureaus. In addition, the collections subsidiaries in our debt management operation group are routinely named in individual plaintiff or class action lawsuits in which the plaintiffs allege that we have violated a federal or state law in the process of collecting their account. Management believes that these claims, lawsuits and other actions will not have a material adverse effect on our business, financial condition or results of operations. Finally, from time to time, we receive information and document requests from state attorney generals concerning certain of our business practices. Our practice has been and continues to be to cooperate with the state attorney generals and to be responsive to any such requests.

Item 4.	Submission of Matters to a Vote of Security Holders

Nothing to report.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed and traded on the New York Stock Exchange under the symbol SLM. The number of holders of record of the Company’s common stock as of January 31, 2007 was 653. The following table sets forth the high and low sales prices for the Company’s common stock for each full quarterly period within the two most recent fiscal years.

Common Stock Prices

		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2006	High	$58.35	$55.21	$53.07	$52.09
	Low	51.86	50.05	45.76	44.65

2005	High	$55.13	$51.46	$53.98	$56.48
	Low	46.39	45.56	48.85	51.32

The Company paid quarterly cash dividends of $.19 per share on the common stock for the first quarter of 2005, $.22 for the last three quarters of 2005 and for the first quarter of 2006, $.25 for the last three quarters of 2006, and declared a quarterly cash dividend of $.25 for the first quarter of 2007.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s common share repurchases during 2006 pursuant to the stock repurchase program (see Note 14 to the consolidated financial statements, “Stockholders’ Equity”) first authorized in September 1997 by the Board of Directors. Since the inception of the program, which has no expiration date, the Board of Directors has authorized the purchase of up to 317.5 million shares as of December 31, 2006. Included in this total are 10 million additional shares authorized for repurchase by the Board in October 2006.

				Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average Price	as Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
	Purchased(1)	Share	or Programs	Programs(2)

(Common shares in millions)

Period:
January 1 – March 31, 2006	3.3	$55.13	2.5	16.2
April 1 – June 30, 2006	2.5	53.93	2.1	10.9
July 1 – September 30, 2006	3.2	48.76	3.0	5.7

October 1 – October 31, 2006	—	—	—	15.7
November 1 – November 30, 2006	.2	47.35	—	15.7
December 1 – December 31, 2006	—	—	—	15.7

Total fourth quarter	.2	47.72	—

Year ended December 31, 2006	9.2	$52.41	7.6

     _ _

(1)	The total number of shares purchased includes: i) shares purchased under the stock repurchase program discussed above, and ii) shares purchased in connection with the exercise of stock options and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs (which combined totaled 1.6 million shares for 2006).

(2)	Reduced by outstanding equity forward contracts.

Stock Performance

The following graph compares the yearly percentage change in the Company’s cumulative total shareholder return on its common stock to that of Standard & Poor’s 500 Stock Index and Standard & Poor’s Financials Index. The graph assumes a base investment of $100 at December 31, 2001 and reinvestment of dividends through December 31, 2006.

Five Year Cumulative Total Shareholder Return

Company/Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
SLM Corporation	$100.0	$124.6	$137.6	$197.6	$207.1	$187.0
S&P Financials Index	100.0	85.5	111.7	123.6	131.4	156.2
S&P 500 Index	100.0	78.0	100.2	110.9	116.3	134.4

Source: Bloomberg Total Return Analysis

Item 6.	Selected Financial Data

Selected Financial Data 2002-2006
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

	2006	2005	2004	2003	2002

Operating Data:
Net interest income	$1,454	$1,451	$1,299	$1,326	$1,425
Net income	1,157	1,382	1,914	1,534	792
Basic earnings per common share, before cumulative effect of accounting change	2.73	3.25	4.36	3.08	1.69
Basic earnings per common share, after cumulative effect of accounting change	2.73	3.25	4.36	3.37	1.69
Diluted earnings per common share, before cumulative effect of accounting change	2.63	3.05	4.04	2.91	1.64
Diluted earnings per common share, after cumulative effect of accounting change	2.63	3.05	4.04	3.18	1.64
Dividends per common share	.97	.85	.74	.59	.28
Return on common stockholders’ equity	32%	45%	73%	66%	46%
Net interest margin	1.54	1.77	1.92	2.53	2.92
Return on assets	1.22	1.68	2.80	2.89	1.60
Dividend payout ratio	37	28	18	19	17
Average equity/average assets	3.98	3.82	3.73	4.19	3.44
Balance Sheet Data:
Student loans, net	$95,920	$82,604	$65,981	$50,047	$42,339
Total assets	116,136	99,339	84,094	64,611	53,175
Total borrowings	108,087	91,929	78,122	58,543	47,861
Stockholders’ equity	4,360	3,792	3,102	2,630	1,998
Book value per common share	9.24	7.81	6.93	5.51	4.00
Other Data:
Off-balance sheet securitized student loans, net	$46,172	$39,925	$41,457	$38,742	$35,785

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Years ended December 31, 2004-2006
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

OVERVIEW

We are the largest source of funding, delivery and servicing support for education loans in the United States. Our primary business is to originate, acquire and hold both federally guaranteed student loans and Private Education Loans, which are not federally guaranteed or privately insured. The primary source of our earnings is from net interest income earned on those student loans as well as gains on the sales of such loans in securitization transactions. We also earn fees for pre-default and post-default receivables management services on student loans, such that we are engaged in every phase of the student loan life cycle — from originating and servicing student loans to default prevention and ultimately the collection on defaulted student loans. Through recent acquisitions, we have expanded our receivables management services to a number of different asset classes outside of student loans. We also provide a wide range of other financial services, processing capabilities and information technology to meet the needs of educational institutions, lenders, students and their families, and guarantee agencies. SLM Corporation, more commonly known as Sallie Mae, is a holding company that operates through a number of subsidiaries. References in this report to the “Company” refer to SLM Corporation and its subsidiaries.

We have used both internal growth and strategic acquisitions to attain our leadership position in the education finance marketplace. Our sales force, which delivers our products on campuses across the country, is the largest in the student loan industry. The core of our marketing strategy is to promote our on-campus brands, which generate student loan originations through our Preferred Channel. Loans generated through our Preferred Channel are more profitable than loans acquired through other acquisition channels because we own them earlier in the student loan’s life and generally incur lower costs to acquire such loans. We have built brand leadership through the Sallie Mae name, the brands of our subsidiaries and those of our lender partners. These sales and marketing efforts are supported by the largest and most diversified servicing capabilities in the industry, providing an unmatched array of services to financial aid offices. In recent years, borrowers have been consolidating their FFELP Stafford loans into FFELP Consolidation Loans in much greater numbers such that FFELP Consolidation Loans now constitute 56 percent of our Managed loan portfolio. FFELP Consolidation Loans are marketed directly to consumers and we believe they will continue to be an important loan acquisition channel.

We have expanded into a number of fee-based businesses, most notably, our Debt Management Operations (“DMO”) business. Our DMO business provides a wide range of accounts receivable and collections services including student loan default aversion services, defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, and accounts receivable management and collection for purchased portfolios of receivables that are delinquent or have been charged off by their original creditors. We also purchase and managed portfolios of sub-performing and non-performing mortgage loans.

In December 2004, we completed the Wind-Down of the GSE through the defeasance of all remaining GSE debt obligations and dissolution of the GSE’s federal charter. The liquidity provided to the Company by the GSE has been replaced primarily by securitizations. In addition to securitizations, we have access to a number of additional sources of liquidity including an asset-backed commercial paper program, unsecured revolving credit facilities, and other unsecured corporate debt and equity security issuances.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 to the consolidated financial statements, “Significant Accounting Policies,” includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

On a quarterly basis, management evaluates its estimates, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. These estimates relate to the following accounting policies that are discussed in more detail below: application of the effective interest method for loans (premiums, discounts and Borrower Benefits), securitization accounting and Retained Interests, allowance for loan losses, and derivative accounting. In recent years, we have frequently updated a number of estimates to account for the continued high level of FFELP Consolidation Loan activity. Also, a number of these estimates affect life-of-loan calculations. Since our student loans have long average lives, the cumulative effect of relatively small changes in estimates can be material.

Premiums, Discounts and Borrower Benefits

For both federally insured and Private Education Loans, we account for premiums paid, discounts received, capitalized direct origination costs incurred on the origination of student loans, and the impact of Borrower Benefits in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The unamortized portion of the premiums and the discounts is included in the carrying value of the student loans on the consolidated balance sheet. We recognize income on our student loan portfolio based on the expected yield of the student loan after giving effect to the amortization of purchase premiums and accretion of student loan discounts, as well as the impact of Borrower Benefits. Premiums, capitalized direct origination costs and discounts received are amortized over the estimated life of the loan, which includes an estimate of prepayment speeds. Estimates for future prepayments are incorporated in an estimated Constant Prepayment Rate (“CPR”), which is primarily based upon the historical prepayments due to consolidation and defaults, extensions from the utilization of forbearance, as well as, management’s expectation of future prepayments and extensions. For Borrower Benefits, the estimates of their effect on student loan yield are based on analyses of historical payment behavior of borrowers who are eligible for the incentives, and the evaluation of the ultimate qualification rate for these incentives. We periodically evaluate the assumptions used to estimate the loan life and qualification rates, and in instances where there are modifications to the assumptions, amortization is adjusted on a cumulative basis to reflect the change.

The estimate of the CPR measures the rate at which loans in the portfolio pay before their stated maturity. A number of factors can affect the CPR estimate such as the rate of consolidation activity and default rates. Changes in CPR estimates are discussed in more detail below. The impact of Borrower Benefits is dependent on the estimate of the number of borrowers who will eventually qualify for these benefits. For competitive purposes, we occasionally change Borrower Benefits programs in both amount and qualification factors. These programmatic changes must be reflected in the estimate of the Borrower Benefits discount.

Securitization Accounting and Retained Interests

We regularly engage in securitization transactions as part of our financing strategy (see also “LIQUIDITY AND CAPITAL RESOURCES — Securitization Activities”). In a securitization, we sell student loans to a trust that issues bonds backed by the student loans as part of the transaction. When our securitizations meet the sale criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of SFAS No. 125,” we record a gain on the sale of the student loans, which is the difference between the allocated cost basis of the assets sold and the relative fair value of the assets received. The primary judgment in determining the fair value of the assets received is the valuation of the Residual Interest.

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

Allowance for Loan Losses

We maintain an allowance for loan losses at an amount sufficient to absorb losses inherent in our FFELP and Private Education Loan portfolios at the reporting date based on a projection of estimated probable net credit losses. We analyze those portfolios to determine the effects that the various stages of delinquency have on borrower default behavior and ultimate charge-off. We estimate the allowance for loan losses and losses on accrued interest income for our Managed loan portfolio using a migration analysis of delinquent and current accounts. A migration analysis is a technique used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge-off, and is a widely used reserving methodology in the consumer finance industry. We also use the migration analysis to estimate the amount of uncollectible accrued interest on Private Education Loans and write off that amount against current period interest income.

When calculating the allowance for loan loses on Private Education Loan loss, we divide the portfolio into categories of similar risk characteristics based on loan program type, loan status (in-school, grace, repayment, forbearance, delinquency), underwriting criteria, existence or absence of a co-borrower, and aging. We then apply default and collection rate projections to each category. Our higher education Private Education Loan programs (90 percent of the Managed Private Education Loan portfolio at December 31, 2006) do not require the borrowers to begin repayment until six months after they have graduated or otherwise left school. Consequently, our loss estimates for these programs are minimal while the borrower is in school. Our career training and alternative Private Education Loan programs (10 percent of the Managed Private Education Loan portfolio at December 31, 2006) generally require the borrowers to start repaying their loans immediately. At December 31, 2006, 46 percent of the principal balance in the higher education Managed Private Education Loan portfolio is related to borrowers who are still in-school and not required to make payments. As the current portfolio ages, an increasing percentage of the borrowers will leave school and be required to begin payments on their loans. The allowance for losses will change accordingly with the percentage of borrowers in repayment.

Our loss estimates are based on a loss emergence period of two years. Similar to the rules governing FFELP payment requirements, our collection policies allow for periods of nonpayment for borrowers requesting additional payment grace periods upon leaving school or experiencing temporary difficulty meeting payment obligations. This is referred to as forbearance status and is considered separately in our allowance of loan losses. The majority of forbearance occurs early in the repayment term when borrowers are starting their careers (see “LENDING BUSINESS SEGMENT — Private Education Loans — Delinquencies”). At December 31, 2006, 9 percent of the Managed Private Education Loan portfolio in repayment and forbearance was in forbearance status. The loss emergence period is in alignment with our typical collection cycle and takes into account these periods of nonpayment.

In general, Private Education Loan principal is charged off against the allowance when the loan exceeds 212 days delinquency. Recoveries on loans charged off are considered when calculating the allowance for loan losses, and actual cash recoveries are therefore recorded directly to the allowance.

As a result of Sallie Mae Servicing’s Exceptional Performer (“EP”) designation for ED, the Company received 100 percent reimbursement (declining to 99 percent on July 1, 2006 under the Reconciliation Legislation, discussed below) on default claims on federally guaranteed student loans that are serviced by Sallie Mae Servicing for a period of at least 270 days before the date of default. The Company is entitled to receive this benefit as long as the Company remains in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria. The EP designation applies to all FFELP loans that are serviced by the Company as well as default claims on federally guaranteed student loans that the Company owns but are serviced by other service providers with the EP designation.

The Reconciliation Legislation, signed into law on February 8, 2006, reduced the level of default insurance from 98 percent to 97 percent (effectively increasing Risk Sharing from two percent to three percent) on loans disbursed after July 1, 2006 for lenders without the EP designation. Furthermore, the bill reduced the default insurance paid to lenders/servicers with the EP designation to 99 percent from 100 percent on claims filed on or after July 1, 2006. As a result of the amended insurance levels, we established a Risk Sharing allowance as of December 31, 2005 for an estimate of losses on FFELP student loans based on the one percent reduction in default insurance for servicers with the EP designation. The reserve was established using a migration analysis similar to that described above for the Private Education Loans before applying the appropriate Risk Sharing percentage.

The evaluation of the provisions for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. Management believes that the allowance for loan losses is appropriate to cover probable losses in the student loan portfolio.

Effects of Consolidation Activity on Estimates

Consolidation activity continued at high levels in 2006 and we expect it to continue as borrowers respond to aggressive marketing in the student loan industry and look to lengthen the term of their loans and lower their monthly payments. This, in turn, has had a significant effect on a number of accounting estimates in recent years. We have updated our assumptions that are affected primarily by consolidation activity and updated the estimates used in developing the cash flows and effective yield calculations as they relate to the amortization of student loan premiums and discounts, Borrower Benefits, residual interest income and the valuation of the Residual Interest.

Consolidation activity affects each estimate differently depending on whether the original loans being consolidated were on-balance sheet or off-balance sheet and whether the resulting consolidation is retained by us or consolidated with a third party. When we consolidate a loan that was in our portfolio, the term of that loan is generally extended and the term of the amortization of associated student loan premiums and discounts is likewise extended to match the new term of the loan. In that process, the unamortized premium balance must be adjusted to reflect the new expected term of the consolidated loan as if it had been in place from inception.

The estimate of the CPR also affects the estimate of the average life of securitized trusts and therefore affects the valuation of the Residual Interest. Prepayments shorten the average life of the trust, and if all other factors remain equal, will reduce the value of the Residual Interest, the securitization gain on sale and the effective yield used to recognize interest income. Prepayments on student loans in our securitized trusts are significantly impacted by the rate at which securitized loans are consolidated. When a loan is consolidated from the trust either by us or a third party, the loan is treated as a prepayment. In cases where the loan is consolidated by us, it will be recorded as an on-balance sheet asset. We discuss the effects of changes in our CPR estimates in “LIQUIDITY AND CAPITAL RESOURCES — Securitization Activities and Liquidity Risk and Funding Long-Term.”

The increased activity in FFELP Consolidation Loans has led to demand for the consolidation of Private Education loans. Private Education Consolidation Loans provide an attractive refinancing opportunity to certain borrowers because they allow borrowers to lower their monthly payments and extend the life of the loan. Consolidation of Private Education Loans from off-balance sheet Private Education Loan trusts will increase the CPR used to value the Residual Interest.

Effect of Consolidation Activity

The schedule below summarizes the impact of loan consolidation on each affected financial statement line item.

On-Balance Sheet Student Loans

Consolidating
Estimate	Lender	Effect on Estimate	CPR	Accounting Effect

Premium	Sallie Mae	Term extension	Decrease	Estimate Adjustment(1) — increase unamortized balance of premium. Reduced amortization expense going forward.
Premium	Other lenders	Loan prepaid	Increase	Estimate Adjustment(1) — decrease unamortized balance of premium or accelerated amortization of premium.
Borrower Benefits	Sallie Mae	Term extension	N/A	Existing Borrower Benefits reserve reversed into income — new FFELP Consolidation Loan benefit amortized over a longer term.(2)
Borrower Benefits	Other lenders	Loan prepaid	N/A	Borrower Benefits reserve reversed into income.(2)

(1)	As estimates are updated, in accordance with SFAS No. 91, the premium balance must be adjusted from inception to reflect the new expected term of the loan, as if it had been in place from inception.

(2)	Consolidation estimates also affect the estimates of borrowers who will eventually qualify for Borrower Benefits.

Off-Balance Sheet Student Loans

Consolidating
Estimate	Lender	Effect on Estimate	CPR	Accounting Effect

Residual Interest	Sallie Mae or other lenders	Loan prepaid	Increase	• Reduction in fair market value of Residual Interest resulting in either an impairment charge or reduction in prior unrealized market value gains recorded in other comprehensive income.
• Decrease in prospective effective yield used to recognize interest income.

Derivative Accounting

We use interest rate swaps, foreign currency swaps, interest rate futures contracts, Floor Income Contracts and interest rate cap contracts as an integral part of our overall risk management strategy to manage interest rate and foreign currency risk arising from our fixed rate and floating rate financial instruments. We account for these instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. We determine the fair value for our derivative instruments primarily by using pricing models that consider current market inputs and the contractual terms of the derivative contracts. The fair value of some derivatives are determined using counterparty valuations. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized; the use of different pricing models or assumptions could produce different financial results. As a matter of policy, we compare the fair values of our derivatives that we calculate to those provided by our counterparties on a monthly basis. Any significant differences are identified and resolved appropriately.

SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. We believe that all of our derivatives are effective economic hedges and are a critical element of our interest rate risk management strategy. However, under SFAS No. 133, some of our derivatives, primarily Floor Income Contracts, certain Eurodollar futures contracts, basis swaps and equity forwards, do not qualify for “hedge treatment” under SFAS No. 133. Therefore, changes in market value along with the periodic net settlements must be recorded through the “gains (losses) on derivative and hedging activities, net” line in the income statement with no consideration for the corresponding change in fair value of the hedged item. The derivative market value adjustment is primarily caused by interest rate and foreign currency exchange rate volatility, changing credit spreads during the period, and changes in our stock price (related to equity forwards) as well as, the volume and term of derivatives not receiving hedge accounting treatment. See also “BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment — Derivative Accounting” for a detailed discussion of our accounting for derivatives.

SELECTED FINANCIAL DATA

  Condensed Statements of Income

				Increase (Decrease)
	Years Ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	$	%	$	%

Net interest income	$1,454	$1,451	$1,299	$3	—%	$152	12%
Less: provisions for losses	287	203	111	84	41	92	83

Net interest income after provisions for losses	1,167	1,248	1,188	(81)	(6)	60	5
Gains on student loan securitizations	902	552	375	350	63	177	47
Servicing and securitization revenue	553	357	561	196	55	(204)	(36)
Losses on securities, net	(49)	(64)	(49)	(15)	(23)	15	31
Gains (losses) on derivative and hedging activities, net	(339)	247	849	(586)	(237)	(602)	(71)
Guarantor servicing fees	132	115	120	17	15	(5)	(4)
Debt management fees	397	360	300	37	10	60	20
Collections revenue	240	167	39	73	44	128	328
Other income	338	273	290	65	24	(17)	(6)
Operating expenses	1,346	1,138	895	208	18	243	27
Loss on GSE debt extinguishment	—	—	221	—	—	(221)	(100)
Income taxes	834	729	642	105	14	87	14
Minority interest in net earnings of subsidiaries	4	6	1	(2)	—	5	500

Net income	1,157	1,382	1,914	(225)	(16)	(532)	(28)
Preferred stock dividends	36	22	12	14	64	10	83

Net income attributable to common stock	$1,121	$1,360	$1,902	$(239)	(18)%	$(542)	(28)%

Basic earnings per common share	$2.73	$3.25	$4.36	$(.52)	(16)%	$(1.11)	(25)%

Diluted earnings per common share	$2.63	$3.05	$4.04	$(.42)	(14)%	$(.99)	(25)%

Dividends per common share	$.97	$.85	$.74	$.12	14%	$.11	15%

Condensed Balance Sheets

			Increase (Decrease)
	December 31,		2006 vs. 2005		2005 vs. 2004
	2006	2005	$	%	$	%

Assets
FFELP Stafford and Other Student Loans, net	$24,841	$19,988	$4,853	24%	$1,023	5%
FFELP Consolidation Loans, net	61,324	54,859	6,465	12	13,263	32
Private Education Loans, net	9,755	7,757	1,998	26	2,337	43
Other loans, net	1,309	1,138	171	15	90	9
Cash and investments	5,185	4,868	317	7	(2,107)	(30)
Restricted cash and investments	3,423	3,300	123	4	1,089	49
Retained Interest in off-balance sheet securitized loans	3,341	2,406	935	39	90	4
Goodwill and acquired intangible assets, net	1,372	1,105	267	24	39	4
Other assets	5,586	3,918	1,668	43	(579)	(13)

Total assets	$116,136	$99,339	$16,797	17%	$15,245	18%

Liabilities and Stockholders’ Equity
Short-term borrowings	$3,528	$3,810	$(282)	(7)%	$1,603	73%
Long-term borrowings	104,559	88,119	16,440	19	12,204	16
Other liabilities	3,680	3,609	71	2	811	29

Total liabilities	111,767	95,538	16,229	17	14,618	18

Minority interest in subsidiaries	9	9	—	—	(63)	(88)
Stockholders’ equity before treasury stock	5,401	4,364	1,037	24	(765)	(15)
Common stock held in treasury	1,041	572	469	82	(1,455)	(72)

Total stockholders’ equity	4,360	3,792	568	15	690	22

Total liabilities and stockholders’ equity	$116,136	$99,339	$16,797	17%	$15,245	18%

RESULTS OF OPERATIONS

We present the results of operations first on a consolidated basis followed by a presentation of the net interest margin with accompanying analysis presented in accordance with GAAP. As discussed in detail above in the “OVERVIEW” section, we have two primary business segments, Lending and DMO, plus a Corporate and Other business segment. Since these business segments operate in distinct business environments, the discussion following the results of our operations is primarily presented on a segment basis. See “BUSINESS SEGMENTS” for further discussion on the components of each segment. Securitization gains and the ongoing servicing and securitization income are included in “LIQUIDITY AND CAPITAL RESOURCES — Securitization Activities.” The discussion of derivative market value gains and losses is under “BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment — Derivative Accounting”.

CONSOLIDATED EARNINGS SUMMARY

The main drivers of our net income are the growth in our Managed student loan portfolio, which drives net interest income and securitization transactions, market value gains and losses on derivatives that do not receive hedge accounting treatment, the timing and size of securitization gains, growth in our fee-based business and expense control.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

For the year ended December 31, 2006, net income was $1.2 billion ($2.63 diluted earnings per share), a 16 percent decrease from the $1.4 billion in net income ($3.05 diluted earnings per share) for the year ended December 31, 2005. On a pre-tax basis, year-to-date 2006 net income of $2.0 billion was a 6 percent decrease from the $2.1 billion in pre-tax net income earned in the year ended December 31, 2005. The larger percentage decrease in year-over-year, after-tax net income versus pre-tax net income is driven by the tax accounting permanent impact of excluding $360 million in unrealized equity forward losses from 2006 taxable income and excluding $121 million of unrealized equity forward gains from 2005 taxable income. Fluctuations in the effective tax rate are driven by the permanent impact of the exclusion of the gains and losses on equity forward contracts with respect to the Company’s stock for tax purposes. Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we are required to mark the equity forward contracts to market each quarter and recognize the change in their value in income. Conversely, these unrealized gains and losses are not recognized on a tax basis. The net effect from excluding non-taxable gains and losses on equity forward contracts from taxable income was an increase in the effective tax rate from 34 percent in the year ended December 31, 2005 to 42 percent in the year ended December 31, 2006.

Securitization gains increased by $350 million in the year ended December 31, 2006 versus 2005. The securitization gains for 2006 were primarily driven by the three off-balance sheet Private Education Loan securitizations, which had total pre-tax gains of $830 million or 16 percent of the amount securitized, versus two off-balance sheet Private Education Loan securitizations in 2005, which had pre-tax gains of $453 million or 15 percent of the amount securitized.

For the year ended December 31, 2006, servicing and securitization revenue increased by $196 million to $553 million. The increase in servicing and securitization revenue can be attributed to $103 million in lower impairments on our Retained Interests and the growth in the average balance of off-balance sheet student loans. Impairments are primarily caused by the effect of FFELP Consolidation Loan activity on our FFELP Stafford securitization trusts. Pre-tax impairments on our Retained Interests in securitizations totaled $157 million for the year ended December 31, 2006 versus $260 million for the year ended December 31, 2005.

In 2006, net losses on derivative and hedging activities were $339 million, a decrease of $586 million from the net gains of $247 million in 2005. This decrease primarily relates to $230 million of unrealized losses in 2006, versus unrealized gains of $634 million in the prior year, which resulted in a year-over-year reduction in pre-tax income of $864 million. The effect of the unrealized losses was partially offset by a $278 million reduction in realized losses on derivatives and hedging activities on instruments that were not accounted for as hedges. The decrease in unrealized gains was primarily due to the impact of a lower SLM stock price on our equity forward contracts which resulted in a mark-to-market unrealized loss of $360 million in 2006 versus an unrealized gain of $121 million in the year-ago period, and to a decrease of $305 million in unrealized gains on Floor Income Contracts. The smaller unrealized gains on our Floor Income Contracts were primarily caused by the relationship between the Floor Income Contracts’ strike prices versus the estimated forward interest rates during 2006 versus 2005.

Year-over-year interest income is roughly unchanged as the $12 billion increase in average interest earning assets was offset by a 23 basis point decrease in the net interest margin. The year-over-year decrease in the net interest margin is due to higher average interest rates which reduced gross Floor Income by $155 million, and to the increase in the average balance of lower yielding cash and investments.

Our Managed student loan portfolio grew by $19.6 billion (or 16 percent), from $122.5 billion at December 31, 2005 to $142.1 billion at December 31, 2006. In 2006 we acquired $37.4 billion of student loans, a 24 percent increase over the $30.2 billion acquired in the year-ago period. The 2006 acquisitions included $8.4 billion in Private Education Loans, a 31 percent increase over the $6.4 billion acquired in 2005. In the year ended December 31, 2006, we originated $23.4 billion of student loans through our Preferred Channel, an increase of 9 percent over the $21.4 billion originated in the year-ago period.

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

The decrease in pre-tax income is primarily due to a $602 million decrease in the gain on derivative and hedging activities, which primarily relates to derivatives that do not receive hedge accounting treatment. Unrealized derivative gains and losses are primarily driven by the effect of changes in the fair market value of Floor Income Contracts and the effect of an increase in the value of our stock price on equity forward contracts. The smaller unrealized gains on our Floor Income Contracts in 2005 were due to fewer contracts being “in the money” to the counterparty due to spot interest rates, and to a smaller rise in forward interest rates in 2005 versus 2004. Our stock price increased in both 2005 and 2004, but the absolute increase was less in 2005 resulting in a smaller unrealized gain on our equity forward contracts in 2005.

The year-over-year decrease in servicing and securitization revenue was due primarily to impairments of our Retained Interests in securitizations of $260 million in 2005 versus $80 million in 2004. These impairments are largely driven by the continued rise in FFELP Consolidation Loan activity. The increase in impairment losses was partially offset by an increase in securitization gains of $177 million primarily caused by higher percentage gains on the two off-balance sheet Private Education Loan securitizations in 2005, versus the two off-balance sheet Private Education Loan securitizations in 2004.

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

  Average Balance Sheets

The following table reflects the rates earned on interest earning assets and paid on interest bearing liabilities for the years ended December 31, 2006, 2005 and 2004. This table reflects the net interest margin for the entire Company on a consolidated basis. It is included in the Lending segment discussion because that segment includes substantially all interest earning assets and interest bearing liabilities.

	Years Ended December 31,
	2006		2005		2004
	Balance	Rate	Balance	Rate	Balance	Rate

Average Assets
FFELP Stafford and Other Student Loans	$21,152	6.66%	$20,720	4.90%	$19,317	3.76%
FFELP Consolidation Loans	55,119	6.43	47,082	5.31	31,773	4.30
Private Education Loans	8,585	11.90	6,922	9.16	4,795	7.00
Other loans	1,155	8.53	1,072	8.04	1,004	7.72
Cash and investments	8,824	5.74	6,662	4.22	11,322	2.11

Total interest earning assets	94,835	6.94%	82,458	5.48%	68,211	4.02%

Non-interest earning assets	8,550		6,990		6,497

Total assets	$103,385		$89,448		$74,708

Average Liabilities and Stockholders’ Equity
Short-term borrowings	$3,902	5.33%	$4,517	3.93%	$10,596	1.95%
Long-term borrowings	91,461	5.37	77,958	3.70	58,134	2.11

Total interest bearing liabilities	95,363	5.37%	82,475	3.71%	68,730	2.09%

Non-interest bearing liabilities	3,912		3,555		3,195
Stockholders’ equity	4,110		3,418		2,783

Total liabilities and stockholders’ equity	$103,385		$89,448		$74,708

Net interest margin		1.54%		1.77%		1.92%

Rate/Volume Analysis

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

		Increase
		(Decrease)
		Attributable to
	Increase	Change in
	(Decrease)	Rate	Volume

2006 vs. 2005
Interest income	$2,065	$1,367	$698
Interest expense	2,064	1,589	475

Net interest income	$1	$(222)	$223

2005 vs. 2004
Interest income	$1,774	$1,008	$766
Interest expense	1,625	1,325	300

Net interest income	$149	$(317)	$466

The decrease in the net interest margin in 2006 versus 2005 and 2005 versus 2004 is primarily due to fluctuations in the student loan spread as discussed under “Student Loans — Student Loan Spread Analysis — On-Balance Sheet.” The net interest margin was also negatively impacted by the increase in lower yielding cash and investments being held as collateral for on-balance sheet securitization trusts and by the higher average balance of non-interest earning assets. In 2004, the net interest margin was negatively impacted by the higher average balances of lower yielding short-term investments which were being built up during 2004 as additional liquidity in anticipation of the GSE Wind-Down.

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

Student Loan Spread

An important performance measure closely monitored by management is the student loan spread. The student loan spread is the difference between the income earned on the student loan assets and the interest paid on the debt funding those assets. A number of factors can affect the overall student loan spread such as:

•	the mix of student loans in the portfolio, with FFELP Consolidation Loans having the lowest spread and Private Education Loans having the highest spread;

•	the premiums paid, borrower fees charged and capitalized costs incurred to acquire student loans which impact the spread through subsequent amortization;

•	the type and level of Borrower Benefits programs for which the student loans are eligible;

•	the level of Floor Income and, when considering the “Core Earnings” spread, the amount of Floor Income-eligible loans that have been hedged through Floor Income Contracts; and

•	funding and hedging costs.

  Wholesale Consolidation Loans

During 2006, we implemented a new loan acquisition strategy under which we began purchasing FFELP Consolidation Loans outside of our normal origination channels, primarily via the spot market. We refer to this new loan acquisition strategy as our Wholesale Consolidation Channel. FFELP Consolidation Loans acquired through this channel are considered incremental volume to our core acquisition channels, which are focused on the retail marketplace with an emphasis on our internal brand strategy. Wholesale Consolidation Loans generally command significantly higher premiums than our originated FFELP Consolidation Loans, and as a result, Wholesale Consolidation Loans have lower spreads. Since Wholesale Consolidation Loans are acquired outside of our core loan acquisition channels and have different yields and return expectations than the rest of our FFELP Consolidation Loan portfolio, we have excluded the impact of the Wholesale Consolidation Loan volume from the student loan spread analysis to provide more meaningful period-over-period comparisons on the performance of our student loan portfolio. We will therefore discuss the volume and its effect on the spread of the Wholesale Consolidation Loan portfolio separately.

The student loan spread is highly susceptible to liquidity, funding and interest rate risk. These risks are discussed separately in “LIQUIDITY AND CAPITAL RESOURCES” and in the “RISK FACTORS” discussion.

  Student Loan Spread Analysis — On-Balance Sheet

The following table analyzes the reported earnings from on-balance sheet student loans. For an analysis of our student loan spread for the entire portfolio of Managed student loans on a similar basis to the on-balance sheet analysis, see “LENDING BUSINESS SEGMENT — Student Loan Spread Analysis — ‘Core Earnings’ Basis.”

	Years Ended December 31,
	2006	2005	2004

On-Balance Sheet
Student loan yield, before Floor Income	7.94%	6.22%	4.53%
Gross Floor Income	.04	.25	.73
Consolidation Loan Rebate Fees	(.67)	(.65)	(.58)
Offset Fees	—	—	(.03)
Borrower Benefits	(.12)	(.11)	(.18)
Premium and discount amortization	(.14)	(.16)	(.13)

Student loan net yield	7.05	5.55	4.34
Student loan cost of funds	(5.36)	(3.69)	(2.01)

Student loan spread(1)	1.69%	1.86%	2.33%

Average Balances
On-balance sheet student loans(1)	$84,173	$74,724	$55,885

(1)	Excludes the impact of the Wholesale Consolidation Loan portfolio on the student loan spread and average balance for the year ended December 31, 2006.

Discussion of Student Loan Spread — Effects of Floor Income and Derivative Accounting

In low interest rate environments, one of the primary drivers of fluctuations in our on-balance sheet student loan spread is the level of gross Floor Income (Floor Income earned before payments on Floor Income

Contracts) earned in the period. Since 2004, average short-term interest rates have steadily increased resulting in a significant reduction in the level of gross Floor Income earned since 2004. We believe that we have economically hedged most of the long-term Floor Income through the sale of Floor Income Contracts, under which we receive an upfront fee and agree to pay the counterparty the Floor Income earned on a notional amount of student loans. These contracts do not qualify for hedge accounting treatment and as a result the payments on the Floor Income Contracts are included on the income statement with “gains (losses) on derivative and hedging activities, net” rather than in student loan interest income, where the offsetting Floor Income is recorded.

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

Discussion of the Year-over-Year Effect of Changes in Accounting Estimates on the On-Balance Sheet Student Loan Spread

As discussed in detail and summarized in a table under “CRITICAL ACCOUNTING POLICIES AND ESTIMATES,” we periodically update our estimates for changes in the student loan portfolio. Under SFAS No. 91, these changes in estimates must be reflected in the balance of the student loan from inception. We have also updated our estimates to reflect programmatic changes in our Borrower Benefits and Private Education Loan programs and have made modeling refinements to better reflect current and future conditions. The cumulative effects of the changes in estimates on the student loan spread are summarized in the table below:

	Years ended December 31,
	2006		2005		2004
	Dollar	Basis	Dollar	Basis	Dollar	Basis
	Value	Points	Value	Points	Value	Points

Cumulative effect of changes in critical accounting estimates:
Premium and discount amortization	$—	—	$—	—	$(8)	(1)
Borrower Benefits	10	1	23	3	5	1

Total cumulative effect of changes in estimates	$10	1	$23	3	$(3)	—

In 2006, we changed our policy related to Borrower Benefit qualification requirements and updated our assumptions to reflect this policy. In both 2005 and 2004, we updated our estimates for the qualification of Borrower Benefits to account for programmatic changes, as well as, the effect of continued high levels of consolidations.

Discussion of Student Loan Spread — Effects of Significant Events in 2006 and 2005

In addition to changes in estimates discussed above, FFELP Consolidation Loan activity has the greatest effect on fluctuations in our premium amortization and Borrower Benefits as we write-off the balance of unamortized premium and the Borrower Benefit reserve when loans are consolidated away, in accordance with SFAS No. 91. See below for a further discussion of the effects of FFELP Consolidation Loans on the student loan spread versus Stafford Loans. Also see “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Effects of Consolidation Activity on Estimates.”

Also, there were high levels of FFELP Consolidation Loan activity in the second quarter of both 2006 and 2005 caused primarily by FFELP Stafford borrowers locking in lower interest rates by consolidating their loans prior to the July 1 interest rate reset for FFELP Stafford loans. In addition, there were two new methods of consolidation practiced by the industry in 2005 and the first half of 2006 that increased the amount of FFELP Stafford loans consolidated out of our portfolio resulting in increased premium write-offs. First, borrowers were permitted for the first time to consolidate their loans while still in school. Second, a significant volume of our FFELP Consolidation Loans was reconsolidated with third party lenders through the FDLP, resulting in an increase in student loan premium write-offs. In addition, the repeal of the Single Holder Rule also increased the amount of loans that consolidated with third parties. Consolidation of student loans does benefit the student loan spread to a lesser extent through the write-off of Borrower Benefits reserves associated with these loans. Both in-school consolidation and reconsolidation with third party lenders through the FDLP were restricted as of July 1, 2006 through the Higher Education Act of 2005. While FFELP Consolidation Loan activity remained high in 2006, it was lower than 2005, which contributed to lower student loan premium amortization in 2006.

  Discussion of Student Loan Spread — Other Year-over-Year Fluctuations — 2006 versus 2005

The decrease in the 2006 student loan spread versus 2005 is primarily due to the decrease in gross Floor Income discussed above. Additionally, a higher average balance of FFELP Consolidation Loans as a percentage of the on-balance sheet portfolio contributes to downward pressure on the spread. FFELP Consolidation Loans have lower spreads than other FFELP loans due to the 105 basis point Consolidation Loan Rebate Fee, higher Borrower Benefits, and funding costs due to their longer terms. These negative effects are partially offset by lower student loan premium amortization due to the extended term and a higher Special Allowance Payment (“SAP”) yield. The average balance of FFELP Consolidation Loans grew as a percentage of the average on-balance sheet FFELP student loan portfolio from 69 percent in 2005 to 72 percent in 2006.

  Discussion of Student Loan Spread — Other Year-over-Year Fluctuations — 2005 versus 2004

The decrease in the 2005 student loan spread versus 2004 is primarily due to the decrease in gross Floor Income discussed above. Additionally, higher average balance of FFELP Consolidation Loans as a percentage of the on-balance sheet portfolio contributes to downward pressure on the spread. The average balance of FFELP Consolidation Loans grew as a percentage of the average on-balance sheet FFELP student loan portfolio from 62 percent in 2004 to 69 percent in 2005.

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

  Wholesale Consolidation Loans

As discussed above, the on-balance sheet student loan spread excludes the impact of our Wholesale Consolidation Loan portfolio whose average balance was $683 million for the year ended December 31, 2006. Had the impact of the Wholesale Consolidation Loan volume been included in the on-balance sheet student loan spread it would have reduced the spread by approximately 1 basis point for the year ended December 31, 2006. As of December 31, 2006, Wholesale Consolidation Loans totaled $3.6 billion, or 5.9 percent, of our total on-balance sheet FFELP Consolidation Loan portfolio.

  Floor Income

For on-balance sheet student loans, gross Floor Income is included in student loan income whereas payments on Floor Income Contracts are included in the “gains (losses) on derivative and hedging activities, net” line in other income. The following table summarizes the components of Floor Income from on-balance sheet student loans, net of payments under Floor Income Contracts, for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006			2005			2004
	Fixed	Variable		Fixed	Variable		Fixed	Variable
	Borrower	Borrower		Borrower	Borrower		Borrower	Borrower
	Rate	Rate	Total	Rate	Rate	Total	Rate	Rate	Total

Floor Income:
Gross Floor Income	$32	$—	$32	$187	$—	$187	$406	$2	$408
Payments on Floor Income Contracts	(34)	—	(34)	(175)	—	(175)	(368)	—	(368)

Net Floor Income	$(2)	$—	$(2)	$12	$—	$12	$38	$2	$40

Net Floor Income in basis points	—	—	—	2	—	2	7	—	7

Floor Income is primarily earned on fixed rate FFELP Consolidation Loans. During the first nine months of 2006, FFELP lenders reconsolidated FFELP Consolidation Loans using the Direct Loan Program as a pass-through entity. This reconsolidation has left us in a slightly oversold position on our Floor Income Contracts and as a result net Floor Income in 2006 was a loss of $2 million. The Higher Education Act of 2005 has restricted the use of reconsolidation as of July 1, 2006, so we do not foresee any material impact on our Floor Income in the future. (See also “RECENT DEVELOPMENTS” for further discussion regarding the Higher Education Act of 2005.)

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

FEDERAL AND STATE TAXES

The Company is subject to federal and state income taxes, while the GSE was exempt from all state and local income taxes. Our effective tax rate for the years ended December 31, 2006, 2005 and 2004 was 42 percent, 34 percent and 25 percent, respectively. The effective tax rate reflects the permanent impact of the exclusion of gains and losses on equity forward contracts with respect to the Company’s stock for tax purposes. These permanent differences were a $360 million loss in 2006, a $121 million gain in 2005 and a $759 million gain in 2004.

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

Our “Core Earnings” are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. “Core Earnings” net income reflects only current period adjustments to GAAP net income as described below. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting and as a result, our management reporting is not necessarily comparable with similar information for any other financial institution. Our operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. Intersegment revenues and expenses are netted within the appropriate financial statement line items consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.

“Core Earnings” are the primary financial performance measures used by management to develop the Company’s financial plans, track results, and establish corporate performance targets and incentive compensation. While “Core Earnings” are not a substitute for reported results under GAAP, we rely on “Core Earnings” in operating our business because “Core Earnings” permit management to make meaningful period-to-period comparisons of the operational and performance indicators that are most closely assessed by management. Management believes this information provides additional insight into the financial performance of the core business activities of our operating segments. Accordingly, the tables presented below reflect “Core Earnings” which is reviewed and utilized by management to manage the business for each of our reportable segments. A further discussion regarding “Core Earnings” is included under “Limitations of ‘Core Earnings’” and “Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment.”

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

	Year Ended
	December 31, 2006
			Corporate
	Lending	DMO	and Other

Interest income:
FFELP Stafford and Other Student Loans	$2,771	$—	$—
FFELP Consolidation Loans	4,690	—	—
Private Education Loans	2,092	—	—
Other loans	98	—	—
Cash and investments	705	—	7

Total interest income	10,356	—	7
Total interest expense	7,877	23	12

Net interest income	2,479	(23)	(5)
Less: provisions for losses	303	—	—

Net interest income after provisions for losses	2,176	(23)	(5)
Fee income	—	397	132
Collections revenue	—	239	—
Other income	177	—	155

Total other income	177	636	287
Operating expenses(1)	645	358	250

Income before income taxes and minority interest in net earnings of subsidiaries	1,708	255	32
Income tax expense(2)	632	94	12
Minority interest in net earnings of subsidiaries	—	4	—

“Core Earnings” net income	$1,076	$157	$20

(1)	Operating expenses for the Lending, DMO, and Corporate and Other business segments include $34 million, $12 million, and $17 million, respectively, of stock option compensation expense due to the implementation of SFAS No. 123(R) in the first quarter of 2006.

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended
	December 31, 2005
			Corporate
	Lending	DMO	and Other

Interest income:
FFELP Stafford and Other Student Loans	$2,298	$—	$—
FFELP Consolidation Loans	3,014	—	—
Private Education Loans	1,160	—	—
Other loans	85	—	—
Cash and investments	396	—	5

Total interest income	6,953	—	5
Total interest expense	4,798	19	6

Net interest income	2,155	(19)	(1)
Less: provisions for losses	138	—	—

Net interest income after provisions for losses	2,017	(19)	(1)
Fee income	—	360	115
Collections revenue	—	167	—
Other income	111	—	125

Total other income	111	527	240
Operating expenses	547	288	235

Income before income taxes and minority interest in net earnings of subsidiaries	1,581	220	4
Income tax expense(1)	586	81	1
Minority interest in net earnings of subsidiaries	2	4	—

“Core Earnings” net income	$993	$135	$3

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended
	December 31, 2004
			Corporate
	Lending	DMO	and Other

Interest income:
FFELP Stafford and Other Student Loans	$1,715	$—	$—
FFELP Consolidation Loans	1,473	—	—
Private Education Loans	613	—	—
Other loans	74	—	—
Cash and investments	264	—	3

Total interest income	4,139	—	3
Total interest expense	2,301	13	6

Net interest income	1,838	(13)	(3)
Less: provisions for losses	114	—	—

Net interest income after provisions for losses	1,724	(13)	(3)
Fee income	—	300	120
Collections revenue	—	39	—
Other income	131	—	130

Total other income	131	339	250
Loss on GSE debt and extinguishment	221	—	—
Operating expenses	487	161	211

Income before income taxes and minority interest in net earnings of subsidiaries	1,147	165	36
Income tax expense (benefit)(1)	430	65	(15)
Minority interest in net earnings of subsidiaries	—	1	—

“Core Earnings” net income	$717	$99	$51

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

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

	Years Ended December 31,
	2006			2005			2004
			Corporate			Corporate			Corporate
	Lending	DMO	and Other	Lending	DMO	and Other	Lending	DMO	and Other

“Core Earnings” adjustments:
Net impact of securitization accounting	$532	$—	$—	$(60)	$—	$—	$(152)	$—	$—
Net impact of derivative accounting	131	—	(360)	516	—	121	794	—	759
Net impact of Floor Income	(209)	—	—	(204)	—	—	(156)	—	—
Net impact of acquired intangibles	(49)	(34)	(11)	(42)	(15)	(4)	(27)	(5)	(4)

Total “Core Earnings” adjustments to GAAP	$405	$(34)	$(371)	$210	$(15)	$117	$459	$(5)	$755

1) Securitization Accounting:  Under GAAP, certain securitization transactions in our Lending operating segment are accounted for as sales of assets. Under “Core Earnings” for the Lending operating segment, we present all securitization transactions on a “Core Earnings” basis as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions as well as ongoing “servicing and securitization revenue” presented in accordance with GAAP are excluded from “Core Earnings” and are replaced by the interest income, provisions for loan losses, and interest expense as they are earned or incurred on the securitization loans. We also exclude transactions with our off-balance sheet trusts from “Core Earnings” as they are considered intercompany transactions on a “Core Earnings” basis.

The following table summarizes “Core Earnings” securitization adjustments for the Lending operating segment for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004

“Core Earnings” securitization adjustments:
Net interest income on securitized loans, after provisions for losses	$(880)	$(935)	$(1,065)
Gains on student loan securitizations	902	552	375
Servicing and securitization revenue	553	357	561
Intercompany transactions with off-balance sheet trusts	(43)	(34)	(23)

Total “Core Earnings” securitization adjustments	$532	$(60)	$(152)

2) Derivative Accounting:  “Core Earnings” exclude periodic unrealized gains and losses arising primarily in our Lending operating segment, and to a lesser degree in our Corporate and Other reportable segment, that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 on derivatives that do not qualify for “hedge treatment” under GAAP. In our “Core Earnings” presentation, we recognize the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. “Core Earnings” also exclude the gain or loss on equity forward contracts that under SFAS No. 133, are required to be accounted for as derivatives and are marked-to-market through earnings.

SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria, as specified by SFAS No. 133, are met. We believe that our derivatives are effective economic hedges, and as such, are a critical element of our interest rate risk management strategy. However, some of our derivatives, primarily Floor Income Contracts, certain basis swaps and equity forward contracts (discussed in detail below), do not qualify for “hedge treatment” as defined by SFAS No. 133, and the stand-alone derivative must be marked-to-market in the income statement with no consideration for the corresponding change in fair value of the hedged item. The gains and losses described in “Gains (losses) on derivative and hedging activities, net” are primarily caused by interest rate and foreign currency exchange rate volatility, changing credit spreads and changes in our stock price during the period as well as the volume and term of derivatives not receiving hedge treatment.

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

Basis swaps are used to convert floating rate debt from one floating interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to change the index of our floating rate debt to better match the cash flows of our student loan assets that are primarily indexed to a commercial paper, Prime or Treasury bill index. In addition, we use basis swaps to convert debt indexed to the Consumer Price Index to 3 month LIBOR debt. SFAS No. 133 requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk, however they generally do not meet this effectiveness test because most of our FFELP student loans can earn at either a variable or a fixed interest rate depending on market interest rates. We also have basis swaps that do not meet the SFAS No. 133 effectiveness test that economically hedge off-balance sheet instruments. As a result, under GAAP these swaps are recorded at fair value with changes in fair value reflected currently in the income statement.

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

The table below quantifies the adjustments for derivative accounting under SFAS No. 133 on our net income for the years ended December 31, 2006, 2005 and 2004, when compared with the accounting principles employed in all years prior to the SFAS No. 133 implementation.

	Years Ended December 31,
	2006	2005	2004

“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$(339)	$247	$849
Less: Realized losses on derivative and hedging activities, net(1)	109	387	713

Unrealized gains (losses) on derivative and hedging activities, net	(230)	634	1,562
Other pre-SFAS No. 133 accounting adjustments	1	3	(9)

Total net impact of SFAS No. 133 derivative accounting	$(229)	$637	$1,553

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

SFAS No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. The table below summarizes the realized losses on derivative and hedging activities, and the associated reclassification on a “Core Earnings” basis for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004

Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(50)	$(259)	$(562)
Net settlement expense on interest rate swaps reclassified to net interest income	(59)	(123)	(88)
Net realized losses on terminated derivative contracts reclassified to other income	—	(5)	(63)

Total reclassifications of realized losses on derivative and hedging activities	(109)	(387)	(713)
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	(230)	634	1,562

Gains (losses) on derivative and hedging activities, net	$(339)	$247	$849

(1)	“Unrealized gains (losses) on derivative and hedging activities, net” is comprised of the following unrealized mark-to-market gains (losses):

	Years Ended December 31,
	2006	2005	2004

Floor Income Contracts	$176	$481	$729
Equity forward contracts	(360)	121	759
Basis swaps	(58)	40	73
Other	12	(8)	1

Total unrealized gains (losses) on derivative and hedging activities, net	$(230)	$634	$1,562

Unrealized gains and losses on Floor Income Contracts are primarily caused by changes in interest rates. In general, an increase in interest rates results in an unrealized gain and vice versa. Unrealized gains and losses on Equity Forward Contracts fluctuate with changes in the Company’s stock price. Unrealized gains and losses on basis swaps result from changes in the spread between indices, primarily as it relates to Consumer Price Index (“CPI”) swaps economically hedging debt issuances indexed to CPI.

3) Floor Income:  The timing and amount (if any) of Floor Income earned in our Lending operating segment is uncertain and in excess of expected spreads. Therefore, we exclude such income from “Core Earnings” when it is not economically hedged. We employ derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above in “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges, and therefore, under GAAP, they are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line on the income statement with no offsetting gain or loss recorded for the economically hedged items. For “Core Earnings,” we reverse the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and include the amortization of net premiums received in income.

The following table summarizes the Floor Income adjustments in our Lending operating segment for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004

“Core earnings” Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$—	$19	$88
Amortization of net premiums on Floor Income Contracts and futures in net interest income	(209)	(223)	(194)
Net losses related to closed Eurodollar futures contracts economically hedging Floor Income	—	—	(50)

Total “Core Earnings” Floor Income adjustments	$(209)	$(204)	$(156)

4) Acquired intangibles:  Our “Core Earnings” exclude goodwill and intangible impairment and the amortization of acquired intangibles. For the years ended December 31, 2006, 2005 and 2004, goodwill and intangible impairment and the amortization of acquired intangibles totaled $94 million, $61 million and $36 million, respectively. In 2006, we recognized an intangible impairment of $21 million due to changes in projected interest rates and to a regulatory change related to our 9.5 percent SAP loans.

LENDING BUSINESS SEGMENT

In our Lending business segment, we originate and acquire federally guaranteed student loans, which are administered by the U.S. Department of Education (“ED”), and Private Education Loans, which are not federally or privately guaranteed. The majority of our Private Education Loans is made in conjunction with a FFELP Stafford loan and as a result is marketed through the same marketing channels as FFELP Stafford Loans. While FFELP student loans and Private Education Loans have different overall risk profiles due to the federal guarantee of the FFELP student loans, they share many of the same characteristics such as similar repayment terms, the same marketing channel and sales force, and are serviced on the same servicing platform. Finally, where possible, the borrower receives a single bill for both the federally guaranteed and privately underwritten loans.

The earnings growth in our Lending operating segment is primarily derived from the growth in our Managed portfolio of student loans. In 2006, the total Managed portfolio grew by $19.6 billion (16 percent) from $122.5 billion at December 31, 2005 to $142.1 billion at December 31, 2006. At December 31, 2006, our Managed FFELP student loan portfolio was $119.5 billion or 84 percent of our total Managed student loans. In addition, our Managed portfolio of Private Education Loans grew to $22.6 billion. Private Education Loans are not insured by the federal government and are underwritten in accordance with the Company’s credit policies. Our Managed FFELP loans are high quality assets with minimal credit risk as they are 99 percent guaranteed by the federal government.

Trends in the Lending Business Segment

The growth in our Lending operating segment has been largely driven by the steady growth in the demand for post-secondary education in the United States over the last decade. This growth is evident in the $37.4 billion of student loans we originated or acquired in 2006 through our “normal” acquisition channels, a 24 percent increase over the $30.2 billion of student loans acquired in 2005. Our “normal” acquisition channels exclude loans acquired in conjunction with business combinations. In 2006, we originated $23.4 billion of student loans through our Preferred Channel, an increase of 9 percent over the $21.4 billion of student loans originated through our Preferred Channel in 2005.

We expect the growth in the demand for post-secondary education to continue in the future due to a number of factors. First, the college age population will continue to grow as ED predicts that the college-age population will increase approximately 13 percent from 2006 to 2015. Second, we project an increase in non-traditional students (those not attending college directly from high school) and adult education. Third, tuition costs have risen 51 percent for four-year public institutions and 32 percent for four-year private institutions on a constant, inflation-adjusted basis since the academic year (“AY”) 1996-1997 and are projected to continue to rise at a pace greater than inflation. Management believes that these factors will drive growth in education financing well into the next decade.

On March 22, 2005, the Company announced that it extended both its JPMorgan Chase and Bank One student loan and loan purchase commitments to August 31, 2010. This comprehensive agreement provided for the dissolution of the joint venture between Chase and Sallie Mae.

JPMorgan Chase will continue to sell substantially all student loans to the Company (whether made under the Chase or Bank One brand) that are originated or serviced on our platforms. In addition, the agreement provides that substantially all Chase-branded education loans made for the July 1, 2005 to June 30, 2006 academic year (and future loans made to these borrowers) will be sold to us, including certain loans that are not originated or serviced on Sallie Mae platforms.

This agreement permits JPMorgan Chase to compete with us in the student loan marketplace and releases the Company from its commitment to market the Bank One and Chase brands on campus. We will continue to support its school customers through its comprehensive set of products and services, including its loan origination and servicing platforms, its family of lending brands and strategic lending partners.

Over the past three years, we have experienced a surge in FFELP Consolidation Loan activity as a result of historically low interest rates and aggressive marketing in the industry which has substantially changed the composition of our student loan portfolio. A number of new competitors have entered into the FFELP Consolidation Loan marketplace, as a result of very low barriers to entry for marketing and originating FFELP Consolidation Loans. For example, access to customers does not require an on-campus presence, and a ready and available secondary market exists for these loans. This, coupled with the repeal of the Single Holder Rule have made the FFELP Consolidation Loans’ marketplace more competitive and has shortened the average life of FFELP Stafford loans, making them less valuable.

FFELP Consolidation Loans earn a lower yield than FFELP Stafford loans due primarily to the 105 basis point Consolidation Loan Rebate Fee. This negative impact is somewhat mitigated by higher SAP spreads, the longer average life of FFELP Consolidation Loans and the greater potential to earn Floor Income. Since interest rates on FFELP Consolidation Loans originated prior to July 1, 2006 are fixed to term for the borrower, older FFELP Consolidation Loans with higher borrower rates can earn Floor Income over an extended period of time. In both 2005 and 2006, substantially all Floor Income was earned on FFELP Consolidation Loans. The Reconciliation Legislation requires lenders to rebate Floor Income on all FFELP loans originated on or after April 1, 2006, so this benefit will gradually decrease over time. During 2006, $15.8 billion of FFELP Stafford loans in our Managed loan portfolio consolidated either with us ($11.3 billion) or with other lenders ($4.5 billion). In addition, we consolidated $4.1 billion of loans from other lenders and had $2.7 billion of our FFELP Consolidation Loans reconsolidated with other lenders. The net result of consolidation activity in 2006 was a net portfolio loss of $3.1 billion. FFELP Consolidation Loans now represent 71 percent of our on-balance sheet federally guaranteed student loan portfolio and over 66 percent of our Managed federally guaranteed portfolio.

The increase in consolidations to third parties during 2006 is due to FFELP lenders reconsolidating FFELP Consolidation Loans using the Direct Loan Program as a pass-through entity to circumvent the statutory prohibition on the reconsolidation of FFELP Consolidation Loans and to the repeal of the Single Holder Rule as of June 15, 2006. The Higher Education Reconciliation Act of 2005 restricted reconsolidation, and as of July 1, 2006, borrowers with a FFELP Consolidation Loan may only reconsolidate with the FDLP if they are delinquent, referred to the guaranty agency for default aversion activity, and enter into the income contingent repayment program (“ICR”) in the FDLP. Borrowers may also reconsolidate an existing FFELP Consolidation Loan with a new FFELP Stafford loan.

To meet the increasing cost of higher education, students and parents have turned to alternative sources of education financing outside of the FFELP. A large and growing source of this supplemental education financing is provided by Private Education Loans, for which we are the largest provider. These loans are still primarily originated through campus-based programs but during 2006, we aggressively grew our direct-to-consumer Private Education Loans channel and expect it to be an increasing source of Private Education Loans in the future. The Private Education Loan portfolio grew by 38 percent in 2006 to $22.6 billion and now represents 16 percent of our Managed student loan portfolio, up from 13 percent in 2005.

Private Education Loans consist of two general types: (1) those that are designed to bridge the gap between the cost of higher education and the amount financed through either capped federally insured loans or the borrowers’ resources, and (2) those that are used to meet the needs of students in alternative learning programs such as career training, distance learning and lifelong learning programs. Most higher education Private Education Loans are made in conjunction with a FFELP Stafford loan and as such are marketed through the same channel as FFELP loans by the same sales force. Unlike FFELP loans, Private Education Loans are subject to the full credit risk of the borrower. We manage this additional risk through clearly-defined loan underwriting standards and a combination of higher interest rates and loan origination fees that compensate us for the higher risk. As a result, we earn higher spreads on Private Education Loans than on FFELP loans. Private Education Loans will continue to be an important driver of future earnings growth as the demand for post-secondary education grows and costs increase much faster than increases in federal loan limits.

We originate lesser quantities of mortgage and consumer loans with the intent of immediately selling the majority of the mortgage loans. Mortgage and consumer loan originations and the mortgage loan portfolio we hold were 7 percent and less than one percent, respectively, of total loan originations and total loans outstanding as of and for the year ended December 31, 2006.

The following table includes the “Core Earnings” results of operations for our Lending business segment.

	Years Ended December 31,			% Increase (Decrease)
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
“Core Earnings” interest income:
FFELP Stafford and Other Student Loans	$2,771	$2,298	$1,715	21%	34%
FFELP Consolidation Loans	4,690	3,014	1,473	56	105
Private Education Loans	2,092	1,160	613	80	89
Other loans	98	85	74	15	15
Cash and investments	705	396	264	78	50

Total “Core Earnings” interest income	10,356	6,953	4,139	49	68
Total “Core Earnings” interest expense	7,877	4,798	2,301	64	109

Net “Core Earnings” interest income	2,479	2,155	1,838	15	17
Less: provisions for losses	303	138	114	120	21

Net “Core Earnings” interest income after provisions for losses	2,176	2,017	1,724	8	17
Other income	177	111	131	59	(15)
Loss on GSE debt extinguishment and defeasance	—	—	221	—	(100)
Operating expenses	645	547	487	18	12

Income before income taxes and minority interest in net earnings of subsidiaries	1,708	1,581	1,147	8	38
Income taxes	632	586	430	8	36

Income before minority interest in net earnings of subsidiaries	1,076	995	717	8	39
Minority interest in net earnings of subsidiaries	—	2	—	(100)	—

“Core Earnings” net income	$1,076	$993	$717	8%	38%

Summary of our Managed Student Loan Portfolio

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

Ending Balances (net of allowance for loan losses):

	December 31, 2006
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$9,745	$—	$9,745	$4,353	$14,098
Grace and repayment	14,530	60,348	74,878	6,075	80,953

Total on-balance sheet, gross	24,275	60,348	84,623	10,428	95,051
On-balance sheet unamortized premium/(discount)	575	988	1,563	(365)	1,198
On-balance sheet allowance for losses	(9)	(12)	(21)	(308)	(329)

Total on-balance sheet, net	24,841	61,324	86,165	9,755	95,920

Off-balance sheet:
In-school	2,047	—	2,047	3,892	5,939
Grace and repayment	12,747	17,817	30,564	9,330	39,894

Total off-balance sheet, gross	14,794	17,817	32,611	13,222	45,833
Off-balance sheet unamortized premium/(discount)	244	497	741	(303)	438
Off-balance sheet allowance for losses	(10)	(3)	(13)	(86)	(99)

Total off-balance sheet, net	15,028	18,311	33,339	12,833	46,172

Total Managed	$39,869	$79,635	$119,504	$22,588	$142,092

% of on-balance sheet FFELP	29%	71%	100%
% of Managed FFELP	33%	67%	100%
% of total	28%	56%	84%	16%	100%

	December 31, 2005
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$6,910	$—	$6,910	$3,432	$10,342
Grace and repayment	12,705	54,033	66,738	4,834	71,572

Total on-balance sheet, gross	19,615	54,033	73,648	8,266	81,914
On-balance sheet unamortized premium/(discount)	379	835	1,214	(305)	909
On-balance sheet allowance for losses	(6)	(9)	(15)	(204)	(219)

Total on-balance sheet, net	19,988	54,859	74,847	7,757	82,604

Off-balance sheet:
In-school	2,962	—	2,962	2,540	5,502
Grace and repayment	17,410	10,272	27,682	6,406	34,088

Total off-balance sheet, gross	20,372	10,272	30,644	8,946	39,590
Off-balance sheet unamortized premium/(discount)	306	305	611	(188)	423
Off-balance sheet allowance for losses	(8)	(2)	(10)	(78)	(88)

Total off-balance sheet, net	20,670	10,575	31,245	8,680	39,925

Total Managed	$40,658	$65,434	$106,092	$16,437	$122,529

% of on-balance sheet FFELP	27%	73%	100%
% of Managed FFELP	38%	62%	100%
% of total	33%	54%	87%	13%	100%

(1)	FFELP category is primarily Stafford loans and also includes federally insured PLUS and HEAL loans.

Average Balances:

	Year Ended December 31, 2006
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet	$21,152	$55,119	$76,271	$8,585	$84,856
Off-balance sheet	19,546	15,652	35,198	11,138	46,336

Total Managed	$40,698	$70,771	$111,469	$19,723	$131,192

% of on-balance sheet FFELP	28%	72%	100%
% of Managed FFELP	37%	63%	100%
% of total	31%	54%	85%	15%	100%

	Year Ended December 31, 2005
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet	$20,720	$47,082	$67,802	$6,922	$74,724
Off-balance sheet	24,182	9,800	33,982	7,238	41,220

Total Managed	$44,902	$56,882	$101,784	$14,160	$115,944

% of on-balance sheet FFELP	31%	69%	100%
% of Managed FFELP	44%	56%	100%
% of total	39%	49%	88%	12%	100%

	Year Ended December 31, 2004
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet	$19,317	$31,773	$51,090	$4,795	$55,885
Off-balance sheet	27,365	7,698	35,063	5,495	40,558

Total Managed	$46,682	$39,471	$86,153	$10,290	$96,443

% of on-balance sheet FFELP	38%	62%	100%
% of Managed FFELP	54%	46%	100%
% of total	48%	41%	89%	11%	100%

(1)	FFELP category is primarily Stafford loans and also includes federally insured PLUS and HEAL loans.

Student Loan Spread

An important performance measure closely monitored by management is the student loan spread. The student loan spread is the difference between the income earned on the student loan assets and the interest paid on the debt funding those assets. A number of factors can affect the overall student loan spread such as:

•	the mix of student loans in the portfolio, with FFELP Consolidation Loans having the lowest spread and Private Education Loans having the highest spread;

•	the premiums paid, borrower fees charged and capitalized costs incurred to acquire student loans which impact the spread through subsequent amortization;

•	the type and level of Borrower Benefits programs;

•	the level of Floor Income; and when considering the “Core Earnings” managed spread, the amount of Floor Income-eligible loans that have been hedged through Floor Income Contracts; and

•	funding and hedging costs.

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

Student Loan Spread Analysis — “Core Earnings” Basis

The following table analyzes the earnings from our portfolio of Managed student loans on a “Core Earnings” basis (see “BUSINESS SEGMENTS — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment”). The “Core Earnings” Basis Student Loan Spread Analysis presentation and certain components used in the calculation differ from the On-Balance Sheet Student Loan Spread Analysis presentation. The “Core Earnings” basis presentation, when compared to our on-balance sheet presentation, is different in that it:

•	includes the net interest margin related to our off-balance sheet student loan securitization trusts. This includes any related fees or costs such as the Consolidation Loan Rebate Fees, premium/discount amortization and Borrower Benefits yield adjustments;

•	includes the reclassification of certain derivative net settlement amounts. The net settlements on certain derivatives that do not qualify as SFAS No. 133 hedges are recorded as part of the “gain (loss) on derivative and hedging activities, net” line item on the income statement and are therefore not recognized in the student loan spread. Under this presentation, these gains and losses are reclassified to the income statement line item of the economically hedged item. For our “Core Earnings” basis student loan spread, this would primarily include: (a) reclassifying the net settlement amounts related to our written Floor Income Contracts to student loan interest income and (b) reclassifying the net settlement amounts related to certain of our basis swaps to debt interest expense;

•	excludes unhedged Floor Income earned on the Managed student loan portfolio; and

•	includes the amortization of upfront payments on Floor Income Contracts in student loan income that we believe are economically hedging the Floor Income.

As discussed above, these differences result in the “Core Earnings” basis student loan spread not being a GAAP-basis presentation. Management relies on this measure to manage our Lending business segment. Specifically, management uses the “Core Earnings” basis student loan spread to evaluate the overall economic effect that certain factors have on our student loans either on- or off-balance sheet. These factors include the overall mix of student loans in our portfolio, acquisition costs, Borrower Benefits program costs, Floor Income and funding and hedging costs. Management believes that it is important to evaluate all of these factors on a “Core Earnings” basis to gain additional information about the economic effect of these factors on our student loans under management. Management believes that this additional information assists us in making strategic decisions about the Company’s business model for the Lending business segment, including among other factors, how we acquire or originate student loans, how we fund acquisitions and originations, what Borrower Benefits we offer and what type of loans we purchase or originate. While management believes that the “Core Earnings” basis student loan spread is an important tool for evaluating the Company’s performance for the reasons described above, it is subject to certain general and specific limitations that investors should carefully consider. See “BUSINESS SEGMENTS — Limitations of ‘Core Earnings.’ ” One specific limitation is that the

“Core Earnings” basis student loan spread includes the spread on loans that we have sold to securitization trusts.

	Years ended December 31,
	2006	2005	2004

“Core Earnings” basis student loan yield	8.09%	6.32%	4.59%
Consolidation Loan Rebate Fees	(.55)	(.50)	(.42)
Offset Fees	—	—	(.02)
Borrower Benefits	(.09)	(.07)	(.08)
Premium and discount amortization	(.16)	(.17)	(.13)

“Core Earnings” basis student loan net yield	7.29	5.58	3.94
“Core Earnings” basis student loan cost of funds	(5.45)	(3.80)	(2.06)

“Core Earnings” basis student loan spread(1)	1.84%	1.78%	1.88%

Average Balances
On-balance sheet student loans(1)	$84,173	$74,724	$55,885
Off-balance sheet student loans	46,336	41,220	40,558

Managed student loans	$130,509	$115,944	$96,443

(1)	Excludes the impact of the Wholesale Consolidation Loan portfolio on the student loan spread and average balances for the year ended December 31, 2006.

Discussion of the Year-over-Year Effect of Changes in Accounting Estimates on the “Core Earnings” basis Loan Spread

As discussed in detail and summarized in a table at “CRITICAL ACCOUNTING POLICIES AND ESTIMATES,” we periodically update our estimates for changes in the student loan portfolio. Under SFAS No. 91, these changes in estimates must be reflected in the balance from inception of the student loan. We have also updated our estimates to reflect programmatic changes in our Borrower Benefits and Private Education Loan programs and have made modeling refinements to better reflect current and future conditions. The cumulative effects of the changes in estimates are summarized in the table below:

	Years Ended December 31,
	2006		2005		2004
	Dollar	Basis	Dollar	Basis	Dollar	Basis
	Value	Points	Value	Points	Value	Points

Cumulative effect of changes in critical accounting estimates:
Premium and discount amortization	$—	—	$—	—	$12	1
Borrower Benefits	15	1	34	3	22	2

Total cumulative effect of changes in estimates	$15	1	$34	3	$34	3

In 2006, we changed our policy related to Borrower Benefit qualification requirements and updated our assumptions to reflect this policy. In 2005 and 2004, we updated our estimates for the qualification for Borrower Benefits to account for programmatic changes as well as the effect of continued high levels of consolidations.

In 2004, we updated our estimates of the average life of our various loan programs to recognize the shifting mix of the portfolio. The net cumulative effect of these changes was a $12 million adjustment to increase the balance of the unamortized student loan premium. The difference between the effect for on-balance sheet and off-balance sheet was primarily due to a refinement in our estimates for off-balance sheet loans that did not have the same effect on-balance sheet and to the different mix of on-balance sheet loans versus the mix on a Managed Basis.

Discussion of “Core Earnings” Basis Student Loan Spread — Effects of Significant Events in 2006 and 2005

In addition to changes in estimates discussed above, FFELP Consolidation Loan activity has the greatest effect on fluctuations in our premium amortization and Borrower Benefits as we write-off the balance of unamortized premium and the Borrower Benefit reserve when loans are consolidated away, in accordance with SFAS No. 91. See below for a further discussion of the effects of FFELP Consolidation Loans on the student loan spread versus Stafford Loans. See also, “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Effects of Consolidation Activity on Estimates,” above.

Also, there were high levels of FFELP Consolidation Loan activity in the second quarter of both 2006 and 2005 caused primarily by FFELP Stafford borrowers locking in lower interest rates by consolidating their loans prior to the July 1 interest rate reset for FFELP Stafford loans. In addition, there were two new methods of consolidation practiced by the industry in 2005 and the first half of 2006. First, borrowers were permitted for the first time to consolidate their loans while still in school. Second, a significant volume of our FFELP Consolidation Loans was reconsolidated with third party lenders through the FDLP, resulting in an increase in student loan premium write-offs. Also, the repeal of the Single Holder Rule increased the amount of loans that consolidated with third parties resulting in increased premium write-offs in the second half of the year. Consolidation of student loans does benefit the student loan spread to a lesser extent through the write-off of Borrower Benefits reserves associated with these loans. Both in-school consolidation and reconsolidation with third party through the FDLP were restricted as of July 1, 2006, through the Higher Education Act of 2005. While FFELP Consolidation Loan activity remained high in 2006, it was lower than 2005, which contributed to lower student loan premium amortization in 2006.

Discussion of Student Loan Spread — Other Year-over-Year Fluctuations — 2006 versus 2005

The decrease in the 2006 student loan spread versus 2005 is primarily due to the higher average balance of FFELP Consolidation Loans as a percentage of the on-balance sheet portfolio contributes to downward pressure on the spread. FFELP Consolidation Loans have lower spreads than other FFELP loans due to the 105 basis point Consolidation Loan Rebate Fee, higher Borrower Benefits, and funding costs due to their longer terms. These negative effects are partially offset by lower student loan premium amortization due to the extended term and a higher SAP yield. The average balance of FFELP Consolidation Loans grew as a percentage of the average Managed FFELP student loan portfolio from 56 percent in 2005 to 63 percent in 2006.

The 2006 student loan spread benefited from the increase in the average balance of Managed Private Education Loans as a percentage of the average Managed student loan portfolio from 12 percent in 2005 to 15 percent in 2006. Private Education Loans are subject to credit risk and therefore earn higher spreads than the Managed guaranteed student loan portfolio.

Discussion of Student Loan Spread — Other Year-over-Year Fluctuations — 2005 versus 2004

The decrease in the 2005 student loan spread versus 2004 is primarily due to the higher average balance of FFELP Consolidation Loans as a percentage of the on-balance sheet portfolio contributes to downward pressure on the spread. The average balance of FFELP Consolidation Loans grew as a percentage of the average Managed FFELP student loan portfolio from 46 percent in 2004 to 56 percent in 2005.

Other factors that impacted the student loan spread include higher spreads on our debt funding student loans as a result of the GSE Wind-Down, partially offset by lower Borrower Benefits costs, and the absence of Offset Fees on GSE financed loans. The increase in funding costs is due to the replacement of lower cost, primarily short-term GSE funding with longer term, higher cost funding. The negative effects on the spread were partially offset by the increase in Private Education Loans.

Wholesale Consolidation Loans

As discussed under “Student Loans — Student Loan Spread Analysis — “Core Earnings” Basis, we have excluded the impact of Wholesale Consolidation Loans from our student loan spread analysis both on-balance sheet and on a “Core Earnings” basis. The average balance of Wholesale Consolidation Loans was $683 million for the year ended December 31, 2006. Had the Wholesale Consolidation Loan volume been included in the “Core Earnings” basis student loan spread, it would have had no impact to the spread for the year ended December 31, 2006. As of December 31, 2006, Wholesale Consolidation Loans totaled $3.6 billion, or 4.5 percent, of our total Managed Consolidation Loan portfolio.

“Core Earnings” Basis Student Loan Spreads by Loan Type

The student loan spread continues to reflect the changing mix of loans in our portfolio, specifically the shift from FFELP Stafford loans to FFELP Consolidation Loans and the higher overall growth rate in Private Education Loans as a percentage of the total portfolio. (See “LENDING BUSINESS SEGMENT — Summary of our Managed Student Loan Portfolio — Average Balances.”)

The following table reflects the “Core Earnings” basis student loan spreads by product, excluding the impact of the Wholesale Consolidation Loan portfolio as discussed above, for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004

FFELP Loan Spreads (“Core Earnings” Basis):
Stafford	1.40%	1.48%	1.73%
Consolidation	1.18	1.31	1.43

FFELP Loan Spread (“Core Earnings” Basis)	1.26	1.39	1.59
Private Education Loan Spreads (“Core Earnings” Basis):
Before provision	5.13%	4.62%	4.22%
After provision	3.75	3.88	2.69

Floor Income — Managed Basis

The following table analyzes the ability of the FFELP student loans in our Managed student loan portfolio to earn Floor Income after December 31, 2006 and 2005

	December 31, 2006			December 31, 2005
	Fixed	Variable		Fixed	Variable
	Borrower	Borrower		Borrower	Borrower
	Rate	Rate	Total	Rate	Rate	Total
(Dollars in billions)

Student loans eligible to earn Floor Income:
On-balance sheet student loans	$63.0	$18.3	$81.3	$53.4	$16.0	$69.4
Off-balance sheet student loans	17.8	14.5	32.3	10.3	18.4	28.7

Managed student loans eligible to earn Floor Income	80.8	32.8	113.6	63.7	34.4	98.1
Less: notional amount of Floor Income Contracts	(16.4)	—	(16.4)	(25.1)	—	(25.1)

Net Managed student loans eligible to earn Floor Income	$64.4	$32.8	$97.2	$38.6	$34.4	$73.0

Net Managed student loans earning Floor Income	$1.0	$—	$1.0	$.8	$—	$.8

The reconsolidation of FFELP Consolidation Loans described above has had an unanticipated impact on FFELP Consolidation Loans underlying the Floor Income Contracts that are economically hedging the fixed borrower interest rate earned on FFELP Consolidation Loans. We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income. Since reconsolidation of FFELP Consolidation Loans is limited by law, we did not anticipate that certain lenders would circumvent this law and reconsolidate loans through the FDLP. As a consequence, higher rate FFELP Consolidation Loans that underlie certain contracts were reconsolidated and no longer match the underlying Floor Income Contract, which resulted in the notional amount of Floor Income Contracts at December 31, 2006 being slightly higher than the outstanding balance of the underlying FFELP Consolidation Loans that the Floor Income Contracts were hedging. The Higher Education Act of 2005 has restricted the use of reconsolidation as of July 1, 2006, so we do not foresee any material impact on our Floor Income in the future.

The following table presents a projection of the average Managed balance of FFELP Consolidation Loans whose Fixed Rate Floor Income has already been economically hedged through Floor Income Contracts for the period January 1, 2007 to March 31, 2010. These loans are both on and off-balance sheet and the related hedges do not qualify under SFAS No. 133 accounting as effective hedges.

	2007	2008	2009	2010
(Dollars in billions)

Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged (Managed Basis)	$16	$15	$10	$2

Private Education Loans

Allowance for Private Education Loan Losses

2005 Change in Accounting Estimate to the Allowance for Loan Losses and the Recognition of Accrued Interest Income for Private Education Loans

As discussed under “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Allowance for Loan Losses,” in 2005 we changed our estimate of the allowance for loan losses and accrued interest for our Managed loan portfolio to a migration analysis of delinquent and current accounts. This change in reserving methodology was accounted for as a change in estimate in accordance with APB Opinion No. 20, “Accounting Changes.”

Activity in the Allowance for Private Education Loan Losses

As discussed in detail under “CRITICAL ACCOUNTING POLICIES AND ESTIMATES,” the provisions for student loan losses represent the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of Private Education Loans.

The following table summarizes changes in the allowance for Private Education Loan losses for the years ended December 31, 2006, 2005 and 2004.

	Activity in Allowance for Private Education Loans
	On-Balance Sheet			Off-Balance Sheet			Managed Basis
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004

Allowance at beginning of period	$204	$172	$166	$78	$143	$93	$282	$315	$259
Provision for Private Education Loan losses	258	186	130	15	3	28	273	189	158
Change in net loss estimates	—	(9)	—	—	(76)	—	—	(85)	—

Total provision	258	177	130	15	(73)	28	273	104	158
Charge-offs	(160)	(154)	(110)	(24)	(2)	(6)	(184)	(156)	(116)
Recoveries	23	19	14	—	—	—	23	19	14

Net charge-offs	(137)	(135)	(96)	(24)	(2)	(6)	(161)	(137)	(102)

Balance before securitization of Private Education Loans	325	214	200	69	68	115	394	282	315
Reduction for securitization of Private Education Loans	(17)	(10)	(28)	17	10	28	—	—	—

Allowance at end of period	$308	$204	$172	$86	$78	$143	$394	$282	$315

Net charge-offs as a percentage of average loans in repayment	3.22%	4.14%	3.57%	.43%	.07%	.22%	1.62%	1.89%	1.92%
Allowance as a percentage of the ending total loan balance	3.06%	2.56%	3.07%	.66%	.89%	2.31%	1.71%	1.69%	2.67%
Allowance as a percentage of ending loans in repayment	6.36%	5.57%	6.05%	1.26%	1.68%	4.27%	3.38%	3.40%	5.08%
Average coverage of net charge-offs	2.25	1.52	1.79	3.46	29.75	24.81	2.44	2.06	3.09
Average total loans	$8,585	$6,922	$4,795	$11,138	$7,238	$5,495	$19,723	$14,160	$10,290
Ending total loans	$10,063	$7,961	$5,592	$12,919	$8,758	$6,205	$22,982	$16,719	$11,797
Average loans in repayment	$4,257	$3,252	$2,697	$5,721	$4,002	$2,611	$9,978	$7,254	$5,307
Ending loans in repayment	$4,851	$3,662	$2,842	$6,792	$4,653	$3,352	$11,643	$8,315	$6,194

On-Balance Sheet versus Managed Presentation

All Private Education Loans are initially acquired on-balance sheet. When we securitize Private Education Loans, we no longer legally own the loans and they are accounted for off-balance sheet. For our Managed presentation in the table above, when loans are securitized, we reduce the on-balance sheet allowance for amounts previously provided and then provide for these loans off-balance sheet with the total of both on and off-balance sheet being the Managed allowance.

When Private Education Loans in our securitized trusts settling before September 30, 2005, become 180 days delinquent, we typically exercise our contingent call option to repurchase these loans at par value out of the trust and record a loss for the difference in the par value paid and the fair market value of the loan at the time of purchase. If these loans reach the 212-day delinquency, a charge-off for the remaining balance of the loan is triggered. On a Managed Basis, the losses recorded under GAAP for loans repurchased at day 180 are reversed and the full amount is charged-off at day 212. We do not hold the contingent call option for all trusts settled after September 30, 2005.

When measured as a percentage of ending loans in repayment, the off-balance sheet allowance is lower than the on-balance sheet percentage because of the different mix of loans on-balance sheet and off-balance sheet, as described above. Additionally, a larger percentage of the off-balance sheet loan borrowers are still in-school status and not required to make payments on their loans. Once repayment begins, the allowance requirements increase to reflect the increased risk of loss as loans enter repayment.

Managed Basis Private Education Loan Loss Allowance Discussion

The allowance for Private Education Loan losses at December 31, 2006 grew 40 percent versus 2005, which was in direct proportion to the 40 percent growth in the balance of loans in repayment, while net charge-offs increased 18 percent year-over-year. This resulted in an improvement in the ratio of net charge-offs to average loans in repayment from 1.89 percent at December 31, 2005 to 1.62 percent at December 31, 2006. The ending balance of the allowance for Private Education Loans at December 31, 2006 resulted in an average coverage of annual net charge-offs ratio of 2.44, which is an 18 percent increase over the December 31, 2005 ratio of 2.06.

The seasoning and the changing mix of loans in the portfolio, coupled with the higher repayment levels associated with the growth in our Private Education Loan portfolio have more recently resulted in higher levels of charge-offs and provision. We expect these levels to continue and likely to increase.

The year-over-year allowance on a Managed Basis increased by $52 million from 2004 to 2005, exclusive of the adjustments related to the changes in estimate and methodology discussed above. This increase was primarily driven by the 37 percent year-over-year increase in average loans in repayment. As a result of the change in the loan loss and recovery estimates discussed above, the allowance as a percentage of ending loans in repayment decreased from 5.08 percent to 3.40 percent, and consequently the year-over-year growth rate in the provision is less than the growth rate in the portfolio.

Delinquencies

The table below presents our Private Education Loan delinquency trends as of December 31, 2006, 2005 and 2004. Delinquencies have the potential to adversely impact earnings as they are an initial indication of the borrower’s potential to possibly default and as a result command a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet Private Education
	Loan Delinquencies
	December 31,		December 31,		December 31,
	2006		2005		2004
	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$5,218		$4,301		$2,787
Loans in forbearance(2)	359		303		166
Loans in repayment and percentage of each status:
Loans current	4,214	86.9%	3,311	90.4%	2,555	89.9%
Loans delinquent 31-60 days(3)	250	5.1	166	4.5	124	4.4
Loans delinquent 61-90 days(3)	132	2.7	77	2.1	56	2.0
Loans delinquent greater than 90 days(3)	255	5.3	108	3.0	107	3.7

Total Private Education Loans in repayment	4,851	100%	3,662	100%	2,842	100%

Total Private Education Loans, gross	10,428		8,266		5,795
Private Education Loan unamortized discount	(365)		(305)		(203)

Total Private Education Loans	10,063		7,961		5,592
Private Education Loan allowance for losses	(308)		(204)		(172)

Private Education Loans, net	$9,755		$7,757		$5,420

Percentage of Private Education Loans in repayment	46.5%		44.3%		49.0%

Delinquencies as a percentage of Private Education Loans in repayment	13.1%		9.6%		10.1%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet Private Education
	Loan Delinquencies
	December 31,		December 31,		December 31,
	2006		2005		2004
	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$5,608		$3,679		$2,622
Loans in forbearance(2)	822		614		334
Loans in repayment and percentage of each status:
Loans current	6,419	94.5%	4,446	95.6%	3,191	95.2%
Loans delinquent 31-60 days(3)	222	3.3	136	2.9	84	2.5
Loans delinquent 61-90 days(3)	60	.9	35	.7	28	.8
Loans delinquent greater than 90 days(3)	91	1.3	36	.8	49	1.5

Total Private Education Loans in repayment	6,792	100%	4,653	100%	3,352	100%

Total Private Education Loans, gross	13,222		8,946		6,308
Private Education Loan unamortized discount	(303)		(188)		(103)

Total Private Education Loans	12,919		8,758		6,205
Private Education Loan allowance for losses	(86)		(78)		(143)

Private Education Loans, net	$12,833		$8,680		$6,062

Percentage of Private Education Loans in repayment	51.4%		52.0%		53.1%

Delinquencies as a percentage of Private Education Loans in repayment	5.5%		4.4%		4.8%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Managed Basis Private Education
	Loan Delinquencies
	December 31,		December 31,		December 31,
	2006		2005		2004
	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$10,826		$7,980		$5,409
Loans in forbearance(2)	1,181		917		500
Loans in repayment and percentage of each status:
Loans current	10,633	91.3%	7,757	93.3%	5,746	92.8%
Loans delinquent 31-60 days(3)	472	4.0	302	3.6	208	3.3
Loans delinquent 61-90 days(3)	192	1.7	112	1.4	84	1.4
Loans delinquent greater than 90 days(3)	346	3.0	144	1.7	156	2.5

Total Private Education Loans in repayment	11,643	100%	8,315	100%	6,194	100%

Total Private Education Loans, gross	23,650		17,212		12,103
Private Education Loan unamortized discount	(668)		(493)		(306)

Total Private Education Loans	22,982		16,719		11,797
Private Education Loan allowance for losses	(394)		(282)		(315)

Private Education Loans, net	$22,588		$16,437		$11,482

Percentage of Private Education Loans in repayment	49.2%		48.3%		51.2%

Delinquencies as a percentage of Private Education Loans in repayment	8.7%		6.7%		7.2%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Toward the end of 2006 and in early 2007, we experienced lower collections resulting in increased levels of charge-off activity in our Private Education Loan portfolio. We believe that this is attributable in some degree to a number of operational challenges at our DMO in performing pre-default and post-default collections on the Company’s Private Education Loan portfolio. In August 2006, we announced that we intended to relocate responsibility for certain Private Education Loan collections from our Nevada call center to a new call center in Indiana. This transfer presented us with unexpected operational challenges that resulted in lower collections that have negatively impacted the Private Education Loan portfolio. Management has taken several remedial actions, including transferring experienced collection personnel to the new call center. In addition, the DMO also revised certain procedures, including its use of forbearance, to better optimize our long-term collection strategies. We expect that these developments will result in increased later stage delinquency levels and associated higher charge-offs in the first and perhaps the second quarters of 2007.

Forbearance — Managed Basis Private Education Loans

Private Education Loans are made to parent and student borrowers in accordance with our underwriting policies. These loans generally supplement federally guaranteed student loans, which are subject to federal lending caps. Private Education Loans are not federally guaranteed or insured against any loss of principal or interest. Traditional student borrowers use the proceeds of these loans to obtain higher education, which increases the likelihood of obtaining employment at higher income levels than would be available without the additional education. As a result, the borrowers’ repayment capability improves between the time the loan is made and the time they enter the post-education work force. We generally allow the loan repayment period on traditional higher education Private Education Loans to begin six months after the borrower leaves school (consistent with our federally regulated FFELP loans). This provides the borrower time after graduation to obtain a job to service the debt. For borrowers that need more time or experience other hardships, we permit additional delays in payment or partial payments (both referred to as forbearances) when we believe additional time will improve the borrower’s ability to repay the loan. Forbearance is also granted to borrowers who may experience temporary hardship after entering repayment, when we believe that it will increase the likelihood of ultimate collection of the loan. Forbearance can be requested by the borrower or initiated by the Company and is granted within established policies that include limits on the number of forbearance months granted consecutively and limits on the total number of forbearance months granted over the life of the loan. In some instances of forbearance, we require good-faith payments or continuing partial payments. Exceptions to forbearance policies are permitted in limited circumstances and only when such exceptions are judged to increase the likelihood of ultimate collection of the loan.

Forbearance does not grant any reduction in the total repayment obligation (principal or interest) but does allow for the temporary cessation of borrower payments (on a prospective and/or retroactive basis) or a reduction in monthly payments for an agreed period of time. The forbearance period extends the original term of the loan. While the loan is in forbearance, interest continues to accrue and is capitalized as principal upon the loan re-entering repayment status. Loans exiting forbearance into repayment status are considered current regardless of their previous delinquency status.

Forbearance is used most heavily immediately after the loan enters repayment. As indicated in the tables below that show the composition and status of the Managed Private Education Loan portfolio by number of months aged from the first date of repayment, the percentage of loans in forbearance decreases the longer the loans have been in repayment. At December 31, 2006, loans in forbearance as a percentage of loans in repayment and forbearance is 11.7 percent for loans that have been in repayment one to twenty-four months. The percentage drops to 3.4 percent for loans that have been in repayment more than 48 months. Approximately 76 percent of our Managed Private Education Loans in forbearance have been in repayment less than 24 months. These borrowers are essentially extending their grace period as they transition to the workforce. Forbearance continues to be a positive collection tool for Private Education Loans as we believe it can provide the borrower with sufficient time to obtain employment and income to support his or her obligation. We consider the potential impact of forbearance in the determination of the loan loss reserves.

The tables below show the composition and status of the Private Education Loan portfolio by number of months aged from the first date of repayment:

	Months Since Entering Repayment
				After
	1 to 24	25 to 48	More than	Dec. 31,
	months	months	48 months	2006(1)	Total

December 31, 2006
Loans in-school/grace/deferment	$—	$—	$—	$10,826	$10,826
Loans in forbearance	898	209	74	—	1,181
Loans in repayment — current	6,273	2,477	1,883	—	10,633
Loans in repayment — delinquent 31-60 days	271	119	82	—	472
Loans in repayment — delinquent 61-90 days	109	49	34	—	192
Loans in repayment — delinquent greater than 90 days	157	117	72	—	346

Total	$7,708	$2,971	$2,145	$10,826	$23,650

Unamortized discount					(668)
Allowance for loan losses					(394)

Total Managed Private Education Loans, net					$22,588

Loans in forbearance as a percentage of loans in repayment and forbearance	11.7%	7.1%	3.4%	—%	9.2%

(1)	Includes all loans in-school/grace/deferment.

	Months Since Entering Repayment
				After
	1 to 24	25 to 48	More than	Dec. 31,
	months	months	48 months	2005(1)	Total

December 31, 2005
Loans in-school/grace/deferment	$—	$—	$—	$7,980	$7,980
Loans in forbearance	667	173	77	—	917
Loans in repayment — current	4,508	1,796	1,453	—	7,757
Loans in repayment — delinquent 31-60 days	168	78	56	—	302
Loans in repayment — delinquent 61-90 days	63	30	19	—	112
Loans in repayment — delinquent greater than 90 days	72	44	28	—	144

Total	$5,478	$2,121	$1,633	$7,980	$17,212

Unamortized discount					(493)
Allowance for loan losses					(282)

Total Managed Private Education Loans, net					$16,437

Loans in forbearance as a percentage of loans in repayment and forbearance	12.2%	8.2%	4.7%	—%	9.9%

(1)	Includes all loans in-school/grace/deferment.

	Months Since Entering Repayment
				After
	1 to 24	25 to 48	More than	Dec. 31,
	months	months	48 months	2004(1)	Total

December 31, 2004
Loans in-school/grace/deferment	$—	$—	$—	$5,409	$5,409
Loans in forbearance	350	103	47	—	500
Loans in repayment — current	3,228	1,401	1,117	—	5,746
Loans in repayment — delinquent 31-60 days	110	59	39	—	208
Loans in repayment — delinquent 61-90 days	43	26	15	—	84
Loans in repayment — delinquent greater than 90 days	67	56	33	—	156

Total	$3,798	$1,645	$1,251	$5,409	$12,103

Unamortized discount					(306)
Allowance for loan losses					(315)

Total Managed Private Education Loans, net					$11,482

Loans in forbearance as a percentage of loans in repayment and forbearance	9.2%	6.3%	3.8%	—%	7.5%

(1)	Includes all loans in-school/grace/deferment.

The table below stratifies the portfolio of Managed Private Education Loans in forbearance by the cumulative number of months the borrower has used forbearance as of the dates indicated. As detailed in the table below, 4 percent of loans currently in forbearance have cumulative forbearance of more than 24 months, which is a decrease from the prior two years.

	December 31, 2006		December 31, 2005		December 31, 2004
	Forbearance	% of	Forbearance	% of	Forbearance	% of
	Balance	Total	Balance	Total	Balance	Total

Cumulative number of months borrower has used forbearance
Up to 12 months	$870	74%	$686	75%	$334	66%
13 to 24 months	262	22	165	18	117	24
25 to 36 months	36	3	44	5	30	6
More than 36 months	13	1	22	2	19	4

Total	$1,181	100%	$917	100%	$500	100%

Allowance for FFELP Student Loan Losses

Since October 2005, we have operated under the EP designation in recognition of meeting certain servicing performance standards as set by the ED. On February 8, 2006, the Reconciliation Legislation reduced the level of default insurance for lenders with the EP designation to 99 percent from 100 percent on claims filed on or after July 1, 2006. As a result of the amended insurance levels, we established a Risk Sharing allowance as of December 31, 2005 for an estimate of losses on FFELP student loans based on the one percent reduction in default insurance for loans serviced with the EP designation. The reserve was established and has been maintained using a migration analysis similar to that described above for the Private Education Loans. As a result, for the year ended December 31, 2005, we provided for additional reserves of $10 million for on-balance sheet FFELP loans and $19 million for Managed FFELP loans. At December 31, 2006, the reserve was $20 million for on-balance sheet FFELP loans and $34 million for Managed FFELP loans.

Total Loan Net Charge-offs

The following tables summarize the net charge-offs for all loan types on-balance sheet and on a Managed Basis for the years ended December 31, 2006, 2005 and 2004.

  Total on-balance sheet loan net charge-offs

	Years Ended
	December 31,
	2006	2005	2004

Private Education Loans	$137	$135	$96
FFELP Stafford and Other Student Loans	5	4	7
Mortgage and consumer loans	5	5	6

Total on-balance sheet loan net charge-offs	$147	$144	$109

  Total Managed loan net charge-offs

	Years Ended
	December 31,
	2006	2005	2004

Private Education Loans	$161	$137	$102
FFELP Stafford and Other Student Loans	8	4	19
Mortgage and consumer loans	5	5	6

Total Managed loan net charge-offs	$174	$146	$127

The decrease in FFELP Stafford and Other Student Loans charge-offs in 2005 is due to the Company earning the EP designation in the fourth quarter of 2004.

Student Loan Premiums as a Percentage of Principal

The following table presents student loan premiums paid as a percentage of the principal balance of student loans acquired for the respective periods.

	Years Ended December 31,
	2006		2005		2004
	Volume	Rate	Volume	Rate	Volume	Rate

Student loan premiums paid:
Sallie Mae brands	$12,271	.94%	$8,430	.38%	$6,197	.36%
Lender partners	11,738	1.97	12,463	1.77	10,541	1.60

Total Preferred Channel	24,009	1.44	20,893	1.21	16,738	1.14
Other purchases(1)	6,228	4.39	2,479	3.68	8,436	4.60

Subtotal base purchases	30,237	2.05	23,372	1.47	25,174	2.30
Consolidation originations	4,188	2.54	4,672	2.32	2,609	2.18

Total	$34,425	2.11%	$28,044	1.61%	$27,783	2.29%

(1)	Primarily includes spot purchases (including Wholesale Consolidation Loans), other commitment clients, and subsidiary acquisitions.

The increase in premiums paid as a percentage of principal balance for Sallie Mae brands is primarily due to the increase in loans where we pay the origination fee and/or federal guaranty fee on behalf of borrowers, a practice we call zero-fee lending. Premiums paid on lender partners were similarly impacted by zero-fee lending. The borrower origination fee will be gradually phased out by the Reconciliation Legislation from 2007 to 2010.

The “other purchases” category includes the acquisition of Wholesale Consolidation Loans which totaled $3.5 billion at an average premium percentage of 5.07 percent for the year ended December 31, 2006. Wholesale Consolidation Loans are discussed in more detail at “Student Loan Spread — Wholesale Consolidation Loans.” In 2004, “other purchases” included loans acquired in business combinations.

Included in “consolidation originations” is the 50 basis point FFELP Consolidation Loan origination fee paid on the total balance of new FFELP Consolidation Loans, including internally consolidated loans from our existing portfolio. The “consolidation originations” premium paid percentage is calculated on only consolidation volume that is incremental to our portfolio. This percentage is largely driven by the mix of internal consolidations.

Student Loan Acquisitions

In 2006, 76 percent of our Managed student loan acquisitions (exclusive of loans acquired through business combinations and capitalized interest, premiums and discounts) were originated through our Preferred Channel. The following tables summarize the components of our student loan acquisition activity for the years ended December 31, 2006, 2005 and 2004.

	Year Ended
	December 31, 2006
	FFELP	Private	Total

Preferred Channel	$16,398	$7,611	$24,009
Other commitment clients	457	61	518
Spot purchases	5,710	—	5,710
Consolidations from third parties	4,092	96	4,188
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	7,141	255	7,396
Capitalized interest, premiums and discounts	1,716	146	1,862

Total on-balance sheet student loan acquisitions	35,514	8,169	43,683
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(7,141)	(255)	(7,396)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	658	472	1,130

Total Managed student loan acquisitions	$29,031	$8,386	$37,417

	Year Ended
	December 31, 2005
	FFELP	Private	Total

Preferred Channel	$14,847	$6,046	$20,893
Other commitment clients	500	56	556
Spot purchases	1,880	—	1,880
Consolidations from third parties	4,671	1	4,672
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	9,487	—	9,487
Acquisition of Idaho Transferee Corporation	43	—	43
Capitalized interest, premiums and discounts	1,364	(10)	1,354

Total on-balance sheet student loan acquisitions	32,792	6,093	38,885
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(9,487)	—	(9,487)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	533	275	808

Total Managed student loan acquisitions	$23,838	$6,368	$30,206

	Year Ended
	December 31, 2004
	FFELP	Private	Total

Preferred Channel	$12,756	$3,982	$16,738
Other commitment clients	368	45	413
Spot purchases	1,804	4	1,808
Consolidations from third parties	2,609	—	2,609
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	5,554	—	5,554
Acquisition of Southwest	4,776	4	4,780
Acquisition of SLFA	1,435	—	1,435
Capitalized interest, premiums and discounts	1,398	(2)	1,396

Total on-balance sheet student loan acquisitions	30,700	4,033	34,733
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(5,554)	—	(5,554)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	565	172	737

Total Managed student loan acquisitions	$25,711	$4,205	$29,916

As shown on the above table, off-balance sheet FFELP Stafford loans that consolidate with us become an on-balance sheet interest earning asset. This activity results in impairments of our Retained Interests in securitizations, but this is offset by an increase in on-balance sheet interest earning assets, for which we do not record an offsetting gain.

The following table includes on-balance sheet asset information for our Lending business segment.

	December 31,
	2006	2005	2004

FFELP Stafford and Other Student Loans, net	$24,841	$19,988	$18,965
FFELP Consolidation Loans, net	61,324	54,859	41,596
Managed Private Education Loans, net	9,755	7,757	5,420
Other loans, net	1,309	1,138	1,048
Investments(1)	8,175	7,748	8,914
Residual Interest in off-balance sheet securitized loans	3,341	2,406	2,315
Other(2)	4,859	3,576	4,792

Total assets	$113,604	$97,472	$83,050

(1)	Investments include cash and cash equivalents, short and long-term investments, restricted cash and investments, leveraged leases, and municipal bonds.

(2)	Other assets include accrued interest receivable, goodwill and acquired intangible assets and other non-interest earning assets.

Preferred Channel Originations

In 2006, we originated $23.4 billion in student loan volume through our Preferred Channel, a 9 percent increase over the $21.4 billion originated in 2005. In 2006, we grew the internal lending brand Preferred Channel Originations by 43 percent and our own brands now constitute 56 percent of our Preferred Channel Originations, up from 43 percent in 2005. At the same time, the JPMorgan Chase volume decreased by 38 percent and was 16 percent of our Preferred Channel Originations, down from 28 percent in 2004. The pipeline of loans that we currently service and are committed to purchase was $5.4 billion and $6.8 billion at December 31, 2006 and 2005, respectively. The following tables further break down our Preferred Channel Originations by type of loan and source.

	Years Ended December 31,
	2006	2005	2004

Preferred Channel Originations — Type of Loan
Stafford	$13,184	$12,547	$11,383
PLUS	2,540	2,570	2,303
GradPLUS	246	—	—

Total FFELP	15,970	15,117	13,686
Private Education Loans	7,411	6,236	4,307

Total	$23,381	$21,353	$17,993

	Years Ended December 31,			Increase (Decrease)
	2006	2005	2004	2006 vs. 2005		2005 vs. 2004
	FFELP	FFELP	FFELP	$	%	$	%

Preferred Channel Originations — Source
Internal lending brands	$6,939	$4,803	$3,562	$2,136	44%	$1,241	35%
Other lender partners	5,770	5,400	4,548	370	7	852	19

Total before JPMorgan Chase	12,709	10,203	8,110	2,506	25	2,093	26
JPMorgan Chase	3,261	4,914	5,576	(1,653)	(34)	(662)	(12)

Total	$15,970	$15,117	$13,686	$853	6%	$1,431	10%

	Private	Private	Private	$	%	$	%

Preferred Channel Originations — Source
Internal lending brands	$6,129	$4,306	$2,228	$1,823	42%	$2,078	93%
Other lender partners	861	942	742	(81)	(9)	200	27

Total before JPMorgan Chase	6,990	5,248	2,970	1,742	33	2,278	77
JPMorgan Chase	421	988	1,337	(567)	(57)	(349)	(26)

Total	$7,411	$6,236	$4,307	$1,175	19%	$1,929	45%

	Total	Total	Total	$	%	$	%

Preferred Channel Originations — Source
Internal lending brands	$13,068	$9,109	$5,790	$3,959	43%	$3,319	$57%
Other lender partners	6,631	6,342	5,290	289	5	1,052	20

Total before JPMorgan Chase	19,699	15,451	11,080	4,248	27	4,371	39
JPMorgan Chase	3,682	5,902	6,913	(2,220)	(38)	(1,011)	(15)

Total	$23,381	$21,353	$17,993	$2,028	9%	$3,360	$19%

Student Loan Activity

The following tables summarize the activity in our on-balance sheet, off-balance sheet and Managed portfolios of FFELP student loans and Private Education Loans and highlight the effects of FFELP Consolidation Loan activity on our FFELP portfolios.

	On-Balance Sheet
	Year Ended December 31, 2006
	FFELP			Total
	Stafford	FFELP		Private	Total On-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$19,988	$54,859	$74,847	$7,757	$82,604

Net consolidations:

Incremental consolidations from third parties	—	4,092	4,092	96	4,188

Consolidations to third parties	(2,201)	(2,078)	(4,279)	(14)	(4,293)

Net consolidations	(2,201)	2,014	(187)	82	(105)

Acquisitions	19,585	4,697	24,282	7,818	32,100

Net acquisitions	17,384	6,711	24,095	7,900	31,995

Internal consolidations	(5,973)	11,931	5,958	254	6,212

Off-balance sheet securitizations	(5,034)	(9,638)	(14,672)	(4,737)	(19,409)

Repayments/claims/resales/other	(1,524)	(2,539)	(4,063)	(1,419)	(5,482)

Ending balance	$24,841	$61,324	$86,165	$9,755	$95,920

	Off-Balance Sheet
	Year Ended December 31, 2006
	FFELP			Total
	Stafford	FFELP		Private	Total Off-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$20,670	$10,575	$31,245	$8,680	$39,925

Net consolidations:

Incremental consolidations from third parties	—	—	—	—	—

Consolidations to third parties	(2,258)	(672)	(2,930)	(32)	(2,962)

Net consolidations	(2,258)	(672)	(2,930)	(32)	(2,962)

Acquisitions	424	233	657	472	1,129

Net acquisitions	(1,834)	(439)	(2,273)	440	(1,833)

Internal consolidations(2)	(5,366)	(592)	(5,958)	(254)	(6,212)

Off-balance sheet securitizations	5,034	9,638	14,672	4,737	19,409

Repayments/claims/resales/other	(3,476)	(871)	(4,347)	(770)	(5,117)

Ending balance	$15,028	$18,311	$33,339	$12,833	$46,172

	Managed Portfolio
	Year Ended December 31, 2006
	FFELP			Total
	Stafford	FFELP		Private	Total
	and	Consolidation	Total	Education	Managed
	Other(1)	Loans	FFELP	Loans	Basis Portfolio

Beginning balance	$40,658	$65,434	$106,092	$16,437	$122,529

Net consolidations:

Incremental consolidations from third parties	—	4,092	4,092	96	4,188

Consolidations to third parties	(4,459)	(2,750)	(7,209)	(46)	(7,255)

Net consolidations	(4,459)	1,342	(3,117)	50	(3,067)

Acquisitions	20,009	4,930	24,939	8,290	33,229

Net acquisitions	15,550	6,272	21,822	8,340	30,162

Internal consolidations(2)	(11,339)	11,339	—	—	—

Off-balance sheet securitizations	—	—	—	—	—

Repayments/claims/resales/other	(5,000)	(3,410)	(8,410)	(2,189)	(10,599)

Ending balance	$39,869	$79,635	$119,504	$22,588	$142,092

Total Managed Acquisitions(3)	$20,009	$9,022	$29,031	$8,386	$37,417

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents FFELP/Stafford loans that we either own on-balance sheet or in our off-balance sheet securitization trusts that we consolidate.

(3)	The purchases line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Year Ended December 31, 2005
	FFELP			Total
	Stafford	FFELP		Private	Total On-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$18,965	$41,596	$60,561	$5,420	$65,981

Net consolidations:

Incremental consolidations from third parties	—	4,671	4,671	1	4,672

Consolidations to third parties	(1,236)	(1,180)	(2,416)	(11)	(2,427)

Net consolidations	(1,236)	3,491	2,255	(10)	2,245

Acquisitions	16,837	1,795	18,632	6,091	24,723

Net acquisitions	15,601	5,286	20,887	6,081	26,968

Internal consolidations	(5,604)	14,020	8,416	—	8,416

Off-balance sheet securitizations	(6,561)	(4,044)	(10,605)	(2,791)	(13,396)

Repayments/claims/resales/other	(2,413)	(1,999)	(4,412)	(953)	(5,365)

Ending balance	$19,988	$54,859	$74,847	$7,757	$82,604

	Off-Balance Sheet
	Year Ended December 31, 2005
	FFELP			Total
	Stafford	FFELP		Private	Total Off-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$27,825	$7,570	$35,395	$6,062	$41,457

Net consolidations:

Incremental consolidations from third parties	—	—	—	—	—

Consolidations to third parties	(1,853)	(400)	(2,253)	(18)	(2,271)

Net consolidations	(1,853)	(400)	(2,253)	(18)	(2,271)

Acquisitions	361	175	536	275	811

Net acquisitions	(1,492)	(225)	(1,717)	257	(1,460)

Internal consolidations(2)	(8,407)	(9)	(8,416)	—	(8,416)

Off-balance sheet securitizations	6,561	4,044	10,605	2,791	13,396

Repayments/claims/resales/other	(3,817)	(805)	(4,622)	(430)	(5,052)

Ending balance	$20,670	$10,575	$31,245	$8,680	$39,925

	Managed Portfolio
	Year Ended December 31, 2005
	FFELP			Total
	Stafford	FFELP		Private
	and	Consolidation	Total	Education	Total Managed
	Other(1)	Loans	FFELP	Loans	Basis Portfolio

Beginning balance	$46,790	$49,166	$95,956	$11,482	$107,438

Net consolidations:

Incremental consolidations from third parties	—	4,671	4,671	1	4,672

Consolidations to third parties	(3,089)	(1,580)	(4,669)	(29)	(4,698)

Net consolidations	(3,089)	3,091	2	(28)	(26)

Acquisitions	17,198	1,970	19,168	6,366	25,534

Net acquisitions	14,109	5,061	19,170	6,338	25,508

Internal consolidations(2)	(14,011)	14,011	—	—	—

Off-balance sheet securitizations	—	—	—	—	—

Repayments/claims/resales/other	(6,230)	(2,804)	(9,034)	(1,383)	(10,417)

Ending balance	$40,658	$65,434	$106,092	$16,437	$122,529

Total Managed Acquisitions(3)	$17,198	$6,641	$23,839	$6,367	$30,206

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents FFELP/Stafford loans that we either own on-balance sheet or in our off-balance sheet securitization trusts that we consolidate.

(3)	The purchases line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Year Ended December 31, 2004
	FFELP			Total
	Stafford	FFELP		Private	Total On-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$18,670	$26,907	$45,577	$4,470	$50,047

Net consolidations:

Incremental consolidations from third parties	—	2,609	2,609	—	2,609

Consolidations to third parties	(666)	(225)	(891)	(4)	(895)

Net consolidations	(666)	2,384	1,718	(4)	1,714

Acquisitions	16,458	6,079	22,537	4,033	26,570

Net acquisitions	15,792	8,463	24,255	4,029	28,284

Internal consolidations	(2,201)	7,687	5,486	—	5,486

Off-balance sheet securitizations	(9,975)	—	(9,975)	(2,430)	(12,405)

Repayments/claims/resales/other	(3,321)	(1,461)	(4,782)	(649)	(5,431)

Ending balance	$18,965	$41,596	$60,561	$5,420	$65,981

	Off-Balance Sheet
	Year Ended December 31, 2004
	FFELP			Total
	Stafford	FFELP		Private	Total Off-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$26,884	$8,023	$34,907	$3,835	$38,742

Net consolidations:

Incremental consolidations from third parties	—	—	—	—	—

Consolidations to third parties	(1,114)	(89)	(1,203)	(7)	(1,210)

Net consolidations	(1,114)	(89)	(1,203)	(7)	(1,210)

Acquisitions	378	187	565	172	737

Net acquisitions	(736)	98	(638)	165	(473)

Internal consolidations(2)	(5,486)	—	(5,486)	—	(5,486)

Off-balance sheet securitizations	9,975	—	9,975	2,430	12,405

Repayments/claims/resales/other	(2,812)	(551)	(3,363)	(368)	(3,731)

Ending balance	$27,825	$7,570	$35,395	$6,062	$41,457

	Managed Portfolio
	Year Ended December 31, 2004
	FFELP			Total
	Stafford	FFELP		Private
	and	Consolidation	Total	Education	Total Managed
	Other(1)	Loans	FFELP	Loans	Basis Portfolio

Beginning balance	$45,554	$34,930	$80,484	$8,305	$88,789

Net consolidations:

Incremental consolidations from third parties	—	2,609	2,609	—	2,609

Consolidations to third parties	(1,780)	(314)	(2,094)	(11)	(2,105)

Net consolidations	(1,780)	2,295	515	(11)	504

Acquisitions	16,836	6,266	23,102	4,205	27,307

Net acquisitions	15,056	8,561	23,617	4,194	27,811

Internal consolidations(2)	(7,687)	7,687	—	—	—

Off-balance sheet securitizations	—	—	—	—	—

Repayments/claims/resales/other	(6,133)	(2,012)	(8,145)	(1,017)	(9,162)

Ending balance	$46,790	$49,166	$95,956	$11,482	$107,438

Total Managed Acquisitions(3)	$16,836	$8,875	$25,711	$4,205	$29,916

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents FFELP/Stafford loans that we either own on-balance sheet or in our off-balance sheet securitization trusts that we consolidate.

(3)	The purchases line includes incremental consolidations from third parties and acquisitions.

The increase in consolidations to third parties in 2006 reflects FFELP lenders reconsolidating FFELP Consolidation Loans using the Direct Loan program as a pass-through entity, a practice which was severely restricted by The Higher Education Reconciliation Act of 2005 as of July 1, 2006. The increase also reflects the effect of the repeal of the single holder rule, which was effective for applications received on or after June 15, 2006. The single-holder rule had previously required that when a lender held all of the FFELP Stafford loans of a particular borrower whose loans were held by a single lender, in most cases that borrower could only obtain a FFELP Consolidation Loan from that lender.

During 2006, Private Education Loan consolidations were introduced as a separate product line and during the year we had $50 million of net incremental volume on a Managed Basis. We expect this product line to grow in the future and will aggressively protect our portfolio against third-party consolidation of Private Education Loans.

Other Income — Lending Business Segment

The following table summarizes the components of other income, net, for our Lending business segment for the years ended December 31, 2006, 2005 and 2004.

	Years Ended
	December 31,
	2006	2005	2004

Late fees	$107	$89	$92
Gains on sales of mortgages and other loan fees	15	18	22
Losses on securities, net	(4)	(36)	(23)
Other	59	40	40

Total other income, net	$177	$111	$131

Other income in 2006 includes a settlement received on the final disposition of leveraged leases for which we had previously reserved, plus an increase in forbearance fees.

The net losses on securities in 2005 and 2004 primarily relate to a $39 million leveraged lease impairment for an aircraft leased to Northwest Airlines and a $27 million impairment for aircraft leased to Delta Airlines, respectively. At December 31, 2006, we had investments in leveraged and direct financing leases, net of impairments, totaling $109 million that are the general obligations of American Airlines and Federal Express Corporation. Based on an analysis of the potential losses on certain leveraged leases plus the increase in current tax obligations related to the forgiveness of debt obligations and/or the taxable gain on the sale of the aircraft, our remaining after-tax accounting exposure from our investment in leveraged leases was $69 million at December 31, 2006, of which $52 million relates to American Airlines.

Operating Expense — Lending Business Segment

The following table summarizes the components of operating expenses for our Lending business segment for the years ended December 31, 2006, 2005 and 2004.

	Years Ended
	December 31,
	2006	2005	2004

Sales and originations	$327	285	$259
Servicing and information technology	201	193	150
Corporate overhead	117	69	78

Total operating expenses	$645	$547	$487

Loss on GSE debt extinguishment and defeasance	$—	$—	$221

Operating expenses for our Lending operating segment include non-capitalizable costs incurred to acquire student loans and service our Managed student loan portfolio, as well as other selling, general and administrative expenses.

The $221 million loss in 2004 relates to the repurchase and defeasance of approximately $3.0 billion of GSE debt in connection with the Wind-Down of the GSE.

2006 versus 2005

Operating expenses for the year ended December 31, 2006, increased by 18 percent to $645 million versus $547 million for the year ended December 31, 2005. The increase is primarily due to sales and marketing expenses related to our direct to consumer initiatives and to higher sales expenses for higher education loan products. The increase was also due to an increase in origination and servicing costs, consistent with the increase in origination volume and the number of borrowers. In 2006, corporate overhead includes $34 million of stock option compensation expense, due to the implementation of SFAS No. 123(R).

2005 versus 2004

Operating expenses for the year ended December 31, 2005, increased by 12 percent to $547 million versus $487 million for the year ended December 31, 2004, exclusive of the loss on GSE debt extinguishment and defeasance. The increase is due to increased sales and marketing costs related to the FFELP Consolidation Loan program, new Private Education Loan initiatives and the launch of our direct to consumer initiative, Tuition Answer. Operating expenses were also higher due to a full year of expenses of sales and marketing personnel from Southwest and SLFA, acquired in the fourth quarter of 2004. The $43 million increase in servicing and information technology expenses is consistent with the growth in borrowers.

DEBT MANAGEMENT OPERATIONS (“DMO”) BUSINESS SEGMENT

In our DMO operating segment, we provide a wide range of accounts receivable and collections services including student loan default aversion services, defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, and accounts receivable management and collection for purchased portfolios of receivables that are delinquent or have been charged off by their original creditors as well as sub-performing and non-performing mortgage loans. In the purchased receivables business, we focus on a variety of consumer debt types with emphasis on charged off credit card receivables and distressed mortgage receivables. We purchase these portfolios at a discount to their face value, and then use both our internal collection operations coupled with third party collection agencies to maximize the recovery on these receivables.

We account for our investments in charged off receivables in accordance with the AICPA’s Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” Under this standard, we establish static pools of each quarter’s purchases and aggregate them based on certain common risk characteristics and initially record them at fair value based on the pool’s estimated future cash flow and internal rate of return. Under SOP 03-3, the yield that may be accreted as collections revenue on such loans is limited to the excess of our estimate of undiscounted expected principal, interest and other cash flows from the pool over our initial investment in the pool. We recognize income each month based on each static pool’s effective interest rate. The static pools are tested quarterly for impairment by re-estimating the future cash flows to be received from the pools. Subsequent increases in estimated future cash flows are recognized prospectively through a yield adjustment over the remaining life of the static pool. When estimates of future cash flows to be collected are projected to be lower than projected, the carrying value of the pool is impaired and written down through a valuation allowance to maintain the effective interest rate. Cash collected on pools whose principal has fully amortized is recognized 100 percent in income.

The private sector collections industry is highly fragmented with few large public companies and a large number of small scale privately-held companies. The collections industry is highly competitive with credit card collections being the most competitive in both contingency collections and purchased paper activities. We are responding to these competitive challenges through enhanced servicing efficiencies and by continuing to build on customer relationships through value added services and financings.

The following table includes the results of operations for our DMO operating segment.

Condensed Statements of Income

	Years Ended
	December 31,			% Increase (Decrease)
				2006 vs.	2005 vs.
	2006	2005	2004	2005	2004

Fee income	397	360	300	10	20
Collections revenue	239	167	39	43	328

Total income	636	527	339	21	55
Operating expenses	358	288	161	24	79
Net interest expense	23	19	13	21	46

Income before income taxes and minority interest in net earnings of subsidiaries	255	220	165	16	33
Income taxes	94	81	65	15	25

Income before minority interest in net earnings of subsidiaries	161	139	100	16	39
Minority interest in net earnings of subsidiaries	4	4	1	—	300

Net income	$157	$135	$99	16%	36%

Revenues from USA Funds represented 32 percent, 34 percent and 56 percent, respectively, of total DMO revenue in 2006, 2005 and 2004. The percentage of revenue generated from services provided to USA Funds decreased due to the full year impact of recent acquisitions and the continued diversification into new asset classes in the purchased paper business.

DMO Revenue by Product

	Years Ended December 31,
	2006	2005(2)	2004(3)

Purchased paper collections revenue	$239	$167	$39
Contingency:
Student loans	305	258	253
Other	36	55	18

Total contingency	341	313	271
Other	56	47	29

Total	$636	$527	$339

USA Funds(1)	$204	$180	$190

% of total DMO revenue	32%	34%	56%

(1)	United Student Aid Funds, Inc. (“USA Funds”).

(2)	Includes revenue attributed to GRP for the period from August 31 to December 31.

(3)	Includes revenue attributed to AFS for the period from September 16 to December 31.

Contingency Fee Income

The $47 million increase in DMO contingency revenue from student loans for the year ended December 31, 2006 over 2005 can be primarily attributed to a change in the federal regulations governing the rehabilitation loan policy along with the growth in guaranty agency collections. Under this change, the number of payments to qualify for a rehabilitated loan was reduced to nine months from twelve months, so all loans that had made nine to eleven consecutive payments at thet time of change immediately qualified as a rehabilitated loan. The decrease in contingency fee revenues from non-student loan asset classes in 2006 versus the prior year was due to a non-recurring state tax collection contract in 2005 and to the Company not renewing certain low margin contingency fee contracts.

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

Contingency Inventory

The following table presents the outstanding inventory of receivables serviced through our DMO business.

	Years Ended
	December 31,
	2006	2005	2004

Contingency:
Student loans	$6,971	$7,205	$6,869
Other	1,667	2,178	1,756

Total	$8,638	$9,383	$8,625

Purchased Paper

Our purchased paper collection business is comprised of the purchase of delinquent and charged off consumer receivables, primarily credit cards and the purchase of distressed mortgage receivables. Since these businesses operate in different segments of the marketplace with the primary distinguishing factor being the existence of collateral for the mortgage receivable, we have broken out their results separately in the presentations below.

Non-Mortgage

	Years Ended
	December 31,
	2006	2005	2004(1)

Face value of purchases	$3,438	$2,826	$426
Purchase price	278	198	19
% of face value purchased	8.1%	7.0%	4.5%
Gross Cash Collections (“GCC”)	$348	$250	$59
Collections revenue	199	157	39
% of GCC	56%	63%	66%
Carrying value	$274	$158	$52

(1)	AFS was purchased in September 2004, so the results for that year reflect only three months of activity.

The amount of face value of purchases in any quarter is a function of a combination of factors including the amount of receivables available for purchase in the marketplace, average age of each portfolio, the asset class of the receivables, and competition in the marketplace. As a result, the percentage of principal purchased will vary from quarter to quarter. The decrease in purchase paper revenue as a percentage of GCC can primarily be attributed to the increase in new portfolio purchases in the second half of 2005. Typically, revenue recognition based on a portfolio’s effective yield rate is a lower percentage of cash collections in the early stages of servicing a portfolio. On both December 22, 2005, and December 29, 2006, we acquired an additional 12 percent ownership stake in AFS, increasing our ownership first to 76 percent and then to 88 percent.

Mortgage/Properties

On August 31, 2005, we acquired 100 percent of GRP, a debt management company that acquires and manages portfolios of sub-performing and non-performing mortgage loans, substantially all of which are secured by one-to-four family residential real estate. GRP was purchased in August 2005, so the results for that year ended reflect only four months of activity.

	Years Ended
	December 31,
	2006	2005

Face value of purchases	$556	$165
Collections revenue	40	10
Collateral value of purchases	607	195
Purchase price	462	141
% of collateral value	76%	72%
Carrying value of purchases	$518	$298

The purchase price for sub-performing and non-performing mortgage loans is generally determined as a percentage of the underlying collateral. Fluctuations in the purchase price as a percentage of collateral value can be caused by a number of factors including cash flow characteristics, targeted yield, expected holding period, the percentage of second mortgages in the portfolio and the level of private mortgage insurance associated with particular assets.

Operating Expenses — DMO Business Segment

Operating expenses for the DMO business segment for the years ended December 31, 2006, 2005 and 2004 totaled:

	Years Ended
	December 31,
	2006	2005	2004

Total operating expenses	$358	$288	$161

Operating expenses increased by $70 million, or 24 percent, to $358 million for the year ended December 31, 2006. The increase in operating expenses versus the prior year was primarily due to the increase in accounts serviced and to higher expenses for outsourced collections and recovery costs. Also, 2006 includes a full year of GRP expenses and $12 million of stock option compensation expense, due to the implementation of SFAS No. 123(R).

A significant portion of the 2005 increase is attributable to the inclusion of a full year of AFS expenses and GRP expenses incurred since the acquisition on August 31, 2005. The increase is also attributable to the growth in contingency revenue and accounts serviced, as a high percentage of DMO expenses are variable which contributes to our stable margins.

At December 31, 2006, 2005 and 2004, the DMO operating segment had total assets of $1.5 billion, $1.1 billion and $519 million, respectively.

CORPORATE AND OTHER BUSINESS SEGMENT

Our Corporate and Other reportable segment reflects the aggregate activity of our smaller operating units including our Guarantor Servicing and Loan Servicing operating units, other products and services, as well as corporate expenses that do not pertain directly to our operating segments. Also, included in the Corporate and Other segment is Upromise, Inc. (“Upromise”), acquired in August of 2006.

In our Guarantor Servicing operating unit, we provide a full complement of administrative services to FFELP guarantors including guarantee issuance, processing, account maintenance, and guarantee fulfillment. In our Loan Servicing operating unit, we originate and service student loans on behalf of lenders who are unrelated to SLM Corporation.

Condensed Statements of Income

	Years Ended
	December 31,			% Increase (Decrease)
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Total interest income	$7	$5	$3	40%	67%
Total interest expense	12	6	6	100	—

Net interest income	(5)	(1)	(3)	400	(67)
Less provisions for losses	—	—	—	—	—

Net interest income after provisions for losses	(5)	(1)	(3)	400	(67)
Fee income	132	115	120	15	(4)
Other income	155	125	130	24	(4)

Total other income	287	240	250	20	(4)
Operating expenses	250	235	211	6	11

Income before income taxes	32	4	36	700	(89)
Income tax expense (benefit)	12	1	(15)	1100	(107)

Net income	$20	$3	$51	567%	(94)%

Fee and Other Income — Corporate and Other Business Segment

The following table summarizes the components of fee and other income for our Corporate and Other business segment for the years ended December 31, 2006, 2005 and 2004.

	Years Ended
	December 31,
	2006	2005	2004

Guarantor servicing fees	$132	$115	$120
Loan servicing fees	29	44	52
Upromise	42	—	—
Other	84	81	78

Total fee and other income	$287	$240	$250

USA Funds, the nation’s largest guarantee agency, accounted for 83 percent, 82 percent, and 85 percent, respectively, of guarantor servicing fees and 25 percent, 27 percent, and 16 percent, respectively, of revenues associated with other products and services for the years ended December 31, 2006, 2005 and 2004.

  2006 versus 2005

The increase in guarantor servicing fees in 2006 versus 2005 is primarily due to a negotiated settlement with USA Funds such that USA Funds was able to pay account maintenance fees that were previously held up by the cap on payments from ED to guarantors in 2005. This cap was removed by legislation reauthorizing the student loan programs of the Higher Education Act on October 1, 2006.

  2005 versus 2004

The decrease is guarantor servicing fees in 2005 versus 2004 is due to the full year effect of the lower issuance fee rate, the result of the reduction in the issuance fee from 65 basis points to 40 basis points, and to an $8 million reduction in account maintenance fees caused by a cap on payments from ED to guarantors, discussed above.

Operating Expenses — Corporate and Other Business Segment

The following table summarizes the components of operating expenses for our Corporate and Other operating segment.

	Years Ended
	December 31,
	2006	2005	2004

Operating expenses	$148	$149	$152
Upromise	33	—	—
General and administrative expenses	69	86	59

Total operating expenses	$250	$235	$211

Operating expenses include direct costs incurred to perform guarantor servicing on behalf of guarantor agencies and to service loans for unrelated third parties, as well as information technology expenses related to these functions. General and administrative expenses include unallocated corporate overhead expenses for centralized headquarters functions such as executive management, accounting and finance, human resources and marketing.

  2006 versus 2005

In 2006, operating expenses in the Corporate and Other segment include $17 million of stock option compensation expense, due to the implementation of SFAS No. 123(R) and the expenses of Upromise, acquired in August 2006. The decrease in general and administrative expenses is due to a $14 million net settlement in the College Loan Corporation (“CLC”) lawsuit and to lower corporate information technology expenses.

At December 31, 2006, 2005 and 2004, the Corporate and Other operating segment had total assets of $999 million, $719 million and $524 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Except in the case of acquisitions, which are discussed separately, our DMO and Corporate and Other business segments are not capital intensive businesses and as such a minimal amount of debt and equity capital is allocated to these segments. Therefore, the following “LIQUIDITY AND CAPITAL RESOURCES” discussion is concentrated on our Lending business segment.

We have developed deep and diverse funding sources to ensure continued access to funding to support our business plan. Our biggest funding challenge continues to be our ability to maintain cost-effective liquidity to fund the growth in the Managed portfolio of student loans as well as to refinance previously securitized loans when borrowers choose to refinance their loans through a FFELP Consolidation Loan or a Private Education Consolidation Loan with us. At the same time, we maintain earnings spreads by controlling interest rate risk. Our main source of funding is student loan securitizations and we have built a highly liquid and deep market for such financings as evidenced by the $32.1 billion in student loans securitized in thirteen transactions in 2006, and $26.1 billion in twelve transactions in 2005. We are the largest issuer in the student loan asset-backed sector. FFELP securitizations are unique securities in the asset-backed market as they are backed by student loans with an explicit U.S. government guarantee on 99 percent of principal and interest (prior to July 1, the guarantee was 100 percent). The investor base for our student loan-backed securities is worldwide and we believe that the market for these securities will be available to meet our long-term funding needs for the foreseeable future. Securitizations comprised 69 percent of our Managed debt outstanding at December 31, 2006, unchanged from December 31, 2005.

In addition to securitizations, we also continued to diversify our sources of funding and issued $11.7 billion in SLM Corporation long-term, unsecured debt in 2006. Over the years we have strategically introduced several SLM Corporation long-term debt structures that further diversified our funding sources and substantially increased our fixed income investor base. In total, at December 31, 2006, on-balance sheet debt, exclusive of on-balance sheet securitizations and secured indentured trusts, totaled $48.9 billion versus $41.7 billion at December 31, 2005.

Liquidity at SLM Corporation is important to enable us to effectively fund our student loan acquisitions, to meet maturing debt obligations, and to fund operations. The following table details our sources of liquidity and the available capacity at December 31, 2006 and 2005.

	December 31, 2006	December 31, 2005
	Available Capacity	Available Capacity

Sources of primary liquidity:
Unrestricted cash and liquid investments	$4,720	$3,928
Unused commercial paper and bank lines of credit	6,500	5,500
ABCP borrowing capacity	1,047	41

Total sources of primary liquidity	12,267	9,469

Sources of stand-by liquidity:
Unencumbered FFELP student loans	28,070	24,530

Total sources of primary and stand-by liquidity	$40,337	$33,999

We believe our unencumbered FFELP student loan portfolio provides an additional source of potential or stand-by liquidity because the maturation of government guaranteed student loan securitizations has created a wide and deep marketplace for such transactions. In addition to the securitization markets, we believe that the wholesale market for FFELP student loans provides an additional potential source of stand-by liquidity. At

December 31, 2006, we had $365 million of investments on our balance sheet that were pledged as collateral related to certain derivative positions and $99 million of other non-liquid investments, neither of which were included in the above table.

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

The following tables present the ending and average balances and average interest rates of our Managed borrowings for the years ended December 31, 2006, 2005 and 2004. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment under SFAS No. 133. (See “BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ — Derivative Accounting — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities.”)

	Years Ended December 31,
	2006			2005			2004
	Ending Balance			Ending Balance			Ending Balance
			Total			Total			Total
	Short	Long	Managed	Short	Long	Managed	Short	Long	Managed
	Term	Term	Basis	Term	Term	Basis	Term	Term	Basis

Unsecured borrowings	$3,435	$45,501	$48,936	$3,787	$37,944	$41,731	$1,830	$31,465	$33,295
Indentured trusts (on-balance sheet)	93	2,852	2,945	23	3,372	3,395	377	6,873	7,250
Securitizations (on-balance sheet)	—	55,100	55,100	—	47,235	47,235	—	35,769	35,769
Securitizations (off-balance sheet)	—	49,865	49,865	—	43,138	43,138	—	43,814	43,814

Total	$3,528	$153,318	$156,846	$3,810	$131,689	$135,499	$2,207	$117,921	$120,128

	Years Ended December 31,
	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

GSE borrowings (unsecured)	$—	—%	$—	—%	$9,967	2.21%
Unsecured borrowings	43,927	5.50	37,980	3.98	28,241	2.29
Indentured trusts (on-balance sheet)	3,252	4.57	4,782	3.27	2,168	2.47
Securitizations (on-balance sheet)	48,184	5.39	39,713	3.72	28,354	1.79
Securitizations (off-balance sheet)	50,112	5.49	44,545	3.77	42,606	2.09

Total	$145,475	5.44%	$127,020	3.80%	$111,336	2.08%

Unsecured On-Balance Sheet Financing Activities

The following table presents the senior unsecured credit ratings on our debt from major rating agencies as of December 31, 2006.

	S&P	Moody’s	Fitch

Short-term unsecured debt	A-1	P-1	F1+
Long-term unsecured debt	A	A2	A+

The table below presents our unsecured on-balance sheet funding by funding source for the years ended December 31, 2006 and 2005.

	Debt Issued
	for the Years		Outstanding at
	Ended December 31,		December 31,
	2006	2005	2006	2005

Convertible debentures	$—	$—	$1,997	$1,992
Retail notes	535	790	4,137	3,618
Foreign currency denominated notes(1)	3,862	3,997	12,635	8,782
Extendible notes	1,499	998	5,746	5,246
Global notes (Institutional)	5,843	4,465	22,375	20,287
Medium-term notes (Institutional)	—	—	1,797	1,802
Other	—	—	249	4

Total	$11,739	$10,250	$48,936	$41,731

(1)	All foreign currency denominated notes are hedged using derivatives that exchange the foreign denomination for U.S. dollars.

In addition to the term issuances reflected in the table above, we also use our commercial paper program for short-term liquidity purposes. The average balance of commercial paper outstanding during the years ended December 31, 2006 and 2005 was $82 million and $345 million, respectively. The maximum daily amount outstanding for the years ended December 31, 2006 and 2005 was $2.2 billion and $2.8 billion, respectively.

  Preferred Stock Issuance

At December 31, 2006, we had 3.3 million shares of 6.97 percent Cumulative Redeemable Preferred Stock, Series A (the “Series A Preferred Stock”) and 4.0 million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”) outstanding. Neither series has a maturity date but can be redeemed at the Company’s option beginning November 16, 2009 for Series A, and on any dividend payment date on or after June 15, 2010 for Series B. Redemption would include any accrued and unpaid dividends up to the redemption date. The shares have no preemptive or conversion rights and are not convertible into or exchangeable for any of the Company’s other securities or property. Dividends on both series are not mandatory and are paid quarterly, when, as, and if declared by the Board of Directors.

Upon liquidation or dissolution of the Company, holders of our Series A and Series B Preferred Stock are entitled to receive $50 and $100 per share, respectively, plus an amount equal to accrued and unpaid dividends for the then current quarterly dividend period, if any, pro rata, and before any distribution of assets are made to holders of our common stock.

  Contingently Convertible Debentures

We had approximately $2 billion Contingently Convertible Debentures (“Co-Cos”) outstanding at December 31, 2006. The Co-Cos are convertible, under certain conditions, into shares of SLM common stock at an initial conversion price of $65.98. The investors generally can only convert the debentures if the Company’s common stock has appreciated for a prescribed period to 130 percent of the conversion price, which would amount to $85.77. The convertible debentures bear interest at a floating rate equal to three-month LIBOR minus .05 percent, until July 25, 2007, after which, the debentures can pay additional contingent interest under certain circumstances. Beginning on July 25, 2007, we may call the debentures and the investors may put the debentures, subject to certain conditions.

In calculating diluted earnings per share (“diluted EPS”) we follow the guidance of EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” which requires the shares underlying the Co-Cos to be included in diluted EPS computations regardless of whether the market price trigger or the conversion price has been met, using the “if-converted” accounting method, while the after-tax interest expense of the Co-Cos is added back to earnings. Diluted EPS amounts disclosed prior to December

2004 have been retroactively restated to give effect to the application of EITF No. 04-8 as it relates to the Company’s $2 billion in Co-Cos issued in May 2003.

The following table provides the historical effect of our Co-Cos on our common stock equivalents (“CSEs”) and after-tax interest expense in connection with the retroactive implementation of EITF No. 04-8 for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004
(In thousands)

CSE impact of Co-Cos (shares)	30,312	30,312	30,312
Co-Cos after-tax interest expense	$67,274	$44,572	$21,405

The table below outlines the effect of the Co-Cos on the numerators and denominators for the diluted EPS calculations for the years ended December 31, 2006, 2005 and 2004. The net effect of the Co-Cos on diluted EPS will vary with the period to period changes in net income of the Company.

	Years Ended December 31,
	2006	2005	2004

Numerator:
Net income attributable to common stock	$1,121,389	$1,360,381	$1,901,769
Adjusted for debt expense of convertible debentures (“Co-Cos”), net of taxes(1)	67,274	44,572	21,405
Adjusted for non-taxable unrealized gains on equity forwards(2)	(3,528)	—	—

Net income attributable to common stock, adjusted	$1,185,135	$1,404,953	$1,923,174

Denominator (shares in thousands):
Weighted average shares used to compute basic EPS	410,805	418,374	436,133
Effect of dilutive securities:
Dilutive effect of Co-Cos	30,312	30,312	30,312
Dilutive effect of stock options, nonvested restricted stock, restricted stock units, Employee Stock Purchase Plan (“ESPP”) and equity forwards(2)(3)(4)	10,053	11,574	9,342

Dilutive potential common shares(5)	40,365	41,886	39,654

Weighted average shares used to compute diluted EPS	451,170	460,260	475,787

Net earnings per share:
Basic EPS	$2.73	$3.25	$4.36
Dilutive effect of Co-Cos(1)	(.03)	(.11)	(.23)
Dilutive effect of equity forwards(2)(4)	(.01)	—	—
Dilutive effect of stock options, nonvested restricted stock, restricted stock units, and ESPP(3)	(.06)	(.09)	(.09)

Diluted EPS	$2.63	$3.05	$4.04

(1)	Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” requires the shares underlying Co-Cos to be included in diluted EPS computations regardless of whether the market price trigger or the conversion price has been met, using the “if-converted” method.

(2)	SFAS No. 128, “Earnings per Share,” and the additional guidance provided by EITF Topic No. D-72, “Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share,” require both the denominator and the numerator to be adjusted in calculating the potential impact of the Company’s equity forward contracts on diluted EPS. Under this guidance, when certain conditions are satisfied, the impact can be dilutive when the combination of the average share price during the period is lower than the respective strike prices on the Company’s equity forward contracts, and when the reversal of an unrealized gain or loss on derivative and hedging activities related to its equity forward contracts results in a lower EPS calculation.

(3)	Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, nonvested restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(4)	Includes the potential dilutive effect of equity forward contracts, determined by the reverse treasury stock method.

(5)	For the years ended December 31, 2006, 2005 and 2004, stock options and equity forwards of approximately 57 million shares, 30 million shares and 4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

Securitization Activities

  Securitization Program

Our FFELP Stafford, Private Education Loan and FFELP Consolidation Loan securitizations are structured such that they are legal sales of assets using a two-step transaction with a special purpose entity that legally isolates the transferred assets from the Company and its creditors, even in the event of bankruptcy. The holders of the beneficial interests issued by the special purpose entity are not constrained from pledging or exchanging their interests. In all of our securitizations, we retain the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing costs, derivative costs (if any), administration and other fees, and the principal and interest on the bonds backed by the student loans. The investors of the securitization trusts have no recourse to the Company’s other assets should there be a failure of the securities backed by student loans to pay when due. Some of our securitizations meet the requirements for sale treatment under GAAP, according to the criteria of SFAS No. 140. In these transactions we use a two-step sale to a qualifying special purpose entity (“QSPE”), such that we do not maintain effective control over the transferred assets. Accordingly, these transactions are accounted for off-balance sheet.

In certain securitization structures, there are terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as variable interest entities (“VIEs”). Terms that prevent sale treatment include: (1) allowing us to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after the initial settlement of the securitization, which do not relate to the reissuance of third party beneficial interests or (3) allowing us to hold an unconditional call option related to a certain percentage of the securitized assets. The securitization structure where we can affect the remarketing of the bonds was developed to broaden and diversify the investor base for FFELP Consolidation Loan securitizations by allowing us to issue bonds with shorter expected maturities and with non-amortizing, fixed rate and foreign currency denominated tranches. As of December 31, 2006, we had $48.6 billion of securitized student loans in on-balance sheet FFELP Consolidation Loan securitization trusts. These securitizations are included as financings in the table below.

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

The following table summarizes our securitization activity for the years ended December 31, 2006, 2005 and 2004. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Years Ended December 31,
	2006				2005				2004
	No. of	Amount	Pre-Tax	Gain	No. of	Amount	Pre-Tax	Gain	No. of	Amount	Pre-Tax	Gain
	Transactions	Securitized	Gain	%	Transactions	Securitized	Gain	%	Transactions	Securitized	Gain	%
(Dollars in millions)

Securitizations — sales:

FFELP Stafford and Other student loans	2	$5,004	$17	.3%	3	$6,533	$68	1.1%	4	$10,002	$134	1.3%

FFELP Consolidation Loans	4	9,503	55	.6	2	4,011	31	.8	—	—	—	—

Private Education Loans	3	5,088	830	16.3	2	3,005	453	15.1	2	2,535	241	9.5

Total securitizations — sales	9	19,595	$902	4.6%	7	13,549	$552	4.1%	6	12,537	$375	3.0%

Securitizations — financings:

Asset-backed commercial paper(1)	—	—			—	—			1	4,186

FFELP Consolidation Loans(2)	4	12,506			5	12,503			6	17,124

Total securitizations — financings	4	12,506			5	12,503			7	21,310

Total securitizations	13	$32,101			12	$26,052			13	$33,847

(1)	The ABCP is a revolving multi-seller conduit that allows the Company to borrow up to $6 billion. The Company may purchase loans out of this trust at its discretion and as a result, the trust does not qualify as a QSPE and is accounted for on balance sheet as a variable interest entity (“VIE”).

(2)	In certain FFELP Consolidation Loan securitizations there are terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as variable interest entities VIEs. Terms that prevent sale treatment include: (1) allowing us to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after the initial settlement of the securitization, which do not relate to the reissuance of third party beneficial interests or (3) allowing us to hold an unconditional call option related to a certain percentage of the securitized assets.

The decrease in the FFELP Stafford/PLUS loans gain as a percentage of loans securitized from 1.1 percent for the year ended December 31, 2005 to .3 percent for the year ended December 31, 2006 is primarily due to: 1) an increase in the CPR assumption to account for continued high levels of FFELP Consolidation Loan activity; 2) an increase in the discount rate to reflect higher long-term interest rates; 3) the re-introduction of Risk Sharing with the Reconciliation Legislation during 2005 reauthorizing the student loan programs of the Higher Education Act; and 4) an increase in the amount of student loan premiums included in the carrying value of the loans sold. The higher premiums also affected FFELP Consolidation Loan securitizations and were primarily due to the securitization of loans previously acquired through business combinations. These loans carried higher premiums based on the allocation of the purchase price through purchase accounting. Higher premiums were also due to loans acquired through zero-fee lending and the school-as-lender channels.

The increase in the Private Education Loans gain as a percentage of loans securitized from 15.1 percent for the year ended December 31, 2005 to 16.3 percent for the year ended December 31, 2006 is primarily due to a higher spread earned on the assets securitized.

  Residual Interest in Securitized Receivables

The following tables summarize the fair value of our Residual Interests and the assumptions used to value such Residual Interests, along with the underlying off-balance sheet student loans that relate to those securitizations in securitization transactions that were treated as sales as of December 31, 2006 and 2005.

	As of December 31, 2006
		FFELP
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts		Total

Fair value of Residual Interests(2)	$701	$676	$1,965		$3,342
Underlying securitized loan balance(3)	14,794	17,817	13,222		45,833
Weighted average life	2.9 yrs.	7.3 yrs.	7.2 yrs
Prepayment speed (annual rate)(4)
Interim status(5)	0%	n/a	0%
Repayment status(5)	0-43%	3-9%	4-7%
Life of loan — repayment status(5)	24%	6%	6	%(7)
Expected credit losses (% of student loan principal)	.06%	.07%	4.36%
Residual cash flows discount rate	12.6%	10.5%	12.6%

	As of December 31, 2005
			FFELP
	FFELP		Consolidation	Private
	Stafford and		Loan	Education
	PLUS		Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$774		$483	$1,149	$2,406
Underlying securitized loan balance(3)	20,372		10,272	8,946	39,590
Weighted average life	2.7 yrs.		8.0 yrs.	7.8 yrs.
Prepayment speed (annual rate)(4)	10%-20%	(6)	6%	4%
Expected credit losses (% of student loan principal)	.14%		.23%	4.74%
Residual cash flows discount rate	12.3%		10.3%	12.4%

(1)	Includes $151 million and $235 million related to the fair value of the Embedded Floor Income as of December 31, 2006 and 2005, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the paydown of the underlying loans.
(2)	At December 31, 2006 and 2005, we had unrealized gains (pre-tax) in accumulated other comprehensive income of $389 million and $370 million, respectively, that primarily related to the Residual Interests.
(3)	In addition to student loans in off-balance sheet trusts, we had $48.6 billion and $40.9 billion of securitized student loans outstanding (face amount) as of December 31, 2006 and 2005, respectively, in on-balance sheet FFELP Consolidation Loan securitization trusts.

(4)	Effective December 31, 2006, we implemented CPR curves for Residual Interest valuations that are based on the number of months since entering repayment that better reflect the CPR as the loan seasons. Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Previously, we applied a CPR that was based on a static life of loan assumption, irrespective of seasoning, or, in the case of FFELP Stafford and PLUS loans, we used a vector approach in applying the CPR. The change in CPR methodology resulted in an immaterial change in the fair value of the Residual Interest. The CPR assumption used for all periods includes the impact of projected defaults.
(5)	The repayment status CPR depends on the number of months since first entering repayment or as the loan seasons through the portfolio. Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status.
(6)	The CPRs used for December 31, 2005 FFELP Stafford and PLUS valuations were 20 percent for 2006, 15 percent for 2007 and 10 percent thereafter.
(7)	During 2006, the Company and others in the industry began consolidating Private Education Loans. As a result we experienced an increase in actual prepayment speeds primarily related to this new consolidation activity. We expect such consolidation activity to continue going forward and, as a result, the life of loan CPR assumption was increased from 4 percent to 6 percent as of December 31, 2006. As of December 31, 2006, $304 million of the $389 million in accumulated other comprehensive income relates to the Private Education Loan trusts.

  Off-Balance Sheet Net Assets

The following table summarizes our off-balance sheet net assets at December 31, 2006 and 2005 on a basis equivalent to our GAAP on-balance sheet trusts, which presents the assets and liabilities in the off-balance sheet trusts as if they were being accounted for on-balance sheet rather than off-balance sheet. This presentation, therefore, includes a theoretical calculation of the premiums on student loans, the allowance for loan losses, and the discounts and deferred financing costs on the debt. This presentation is not, nor is it intended to be, a liquidation basis of accounting. (See also “LENDING BUSINESS SEGMENT — Summary of our Managed Loan Portfolio — Ending Balances (net of allowance for loan losses)” and “LIQUIDITY AND CAPITAL RESOURCES — Managed Borrowings — Ending Balances,” earlier in this section.)

	December 31,	December 31,
	2006	2005

Off-Balance Sheet Assets:
Total student loans, net	$46,172	$39,925
Restricted cash and investments	4,269	3,761
Accrued interest receivable	1,467	937

Total off-balance sheet assets	51,908	44,623
Off-Balance Sheet Liabilities:
Debt, par value	50,058	43,331
Debt unamortized discount and deferred issuance costs	(193)	(193)

Total debt	49,865	43,138
Accrued interest payable	405	250

Total off-balance sheet liabilities	50,270	43,388

Off-Balance Sheet Net Assets	$1,638	$1,235

Liquidity Risk and Funding — Long-Term

Our primary funding source is the corporate and asset-backed capital markets and as a result we have significant long-term funding, credit spread and liquidity exposure to those markets. A major disruption in the fixed income capital markets that limits our ability to raise funds or significantly increases the cost of those funds could have a material impact on our ability to acquire student loans, or on our results of operations. Securitizations are, and will continue to be, the primary source of long-term financing and liquidity. Our securitizations are structured such that we are not obligated to provide any material level of financial, credit or liquidity support to any of the trusts, thus limiting our exposure to the recovery of the Retained Interest asset on the balance sheet for off-balance sheet securitizations or to the loss of the earnings spread for loans securitized on-balance sheet. While all of our Retained Interests are subject to some prepayment risk, Retained Interests from our FFELP Stafford securitizations have significant prepayment risk primarily arising from borrowers opting to consolidate their Stafford/PLUS loans. When consolidation activity is higher than projected, the increase in prepayment could materially impair the value of our Retained Interest. However, this negative effect on our Retained Interest is somewhat offset by the loans that consolidate back on our balance sheet, which we view as trading one interest bearing asset for another, whereas loans that consolidate with third parties represent a complete loss of future economics to the Company. We discuss our short-term liquidity risk, including a table of our sources of liquidity at the beginning of this “LIQUIDITY AND CAPITAL RESOURCES” section.

During 2006, we, along with others in the industry, began consolidating Private Education Loans. This will increase the prepayment spreads in Private Education Loan trusts, which will have a similar effect on Retained Interests in Private Education Loan securitizations as discussed above in Private Education Loan securitizations (see the “Retained Interest in Securitized Receivables” table included in Note 9 to our consolidated financial statements, “Student Loan Securitization,” for further discussion and the Company’s response to this activity).

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

The following table summarizes the components of servicing and securitization revenue for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004

Servicing revenue	$336	$323	$326
Securitization revenue, before Embedded Floor Income and impairment	368	270	230

Servicing and securitization revenue, before Embedded Floor Income and impairment	704	593	556
Embedded Floor Income	14	81	241
Less: Floor Income previously recognized in gain calculation	(8)	(57)	(156)

Net Embedded Floor Income	6	24	85

Servicing and securitization revenue, before impairment	710	617	641
Retained Interest impairment	(157)	(260)	(80)

Total servicing and securitization revenue	$553	$357	$561

Average off-balance sheet student loans	$46,336	$41,220	$40,558

Average balance of Retained Interest	$3,101	$2,476	$2,434

Servicing and securitization revenue as a percentage of the average balance of off-balance sheet student loans (annualized)	1.19%	.87%	1.38%

Servicing and securitization revenue is primarily driven by the average balance of off-balance sheet student loans, the amount of and the difference in the timing of Embedded Floor Income recognition on off-balance sheet student loans and Retained Interest impairments. The increase in securitization revenue, before net Embedded Floor Income and impairment, from 2004 to 2006, is primarily due to (1) the continued increase in the amount of Private Education Loan Residual Interests as a percentage of the total Residual Interest. Private Education Loan Residual Interests generate a higher yield than FFELP loan Residual Interests, and (2) an increase in the amount of off-balance sheet loans.

Servicing and securitization revenue can be negatively impacted by impairments of the value of our Retained Interest, caused primarily by the effect of higher than expected FFELP Consolidation Loan activity on FFELP Stafford/PLUS student loan securitizations and the effect of market interest rates on the Embedded Floor Income included in the Retained Interest. The majority of the consolidations bring the loans back on-balance sheet, so for those loans, we retain the value of the asset on-balance sheet versus in the trust. For the years ended December 31, 2006, 2005 and 2004, we recorded impairments of $157 million, $260 million and $80 million, respectively. These impairment charges were primarily the result of FFELP Stafford loans prepaying faster than projected through loan consolidation ($104 million, $256 million and $47 million for the years ended December 31, 2006, 2005 and 2004, respectively), and the effect of market interest rates on the Embedded Floor Income which is part of the Retained Interest ($53 million, $4 million and $33 million for the years ended December 31, 2006, 2005 and 2004 respectively). The level and timing of FFELP Consolidation Loan activity is highly volatile, and in response we continue to revise our estimates of the effects of FFELP Consolidation Loan activity on our Retained Interests and it may result in additional impairment recorded in future periods if FFELP Consolidation Loan activity remains higher than projected. These impairment charges are recorded as a loss and are included as a reduction to securitization revenue.

We receive annual servicing fees of 90 basis points, 50 basis points and 70 basis points of the outstanding securitized loan balance related to our FFELP Stafford/PLUS, FFELP Consolidation Loan and Private Education Loan securitizations, respectively.

CONTRACTUAL CASH OBLIGATIONS

The following table provides a summary of our obligations associated with long-term notes and equity forward contracts at December 31, 2006. For further discussion of these obligations, see Note 8, “Long-Term Debt,” Note 10, “Derivative Financial Instruments,” and Note 14, “Stockholders’ Equity,” to the consolidated financial statements.

	1 Year	2 to 3	4 to 5	Over
	or Less	Years	Years	5 Years	Total

Long-term notes(1)(2)	$4,156	$29,684	$21,860	$47,753	$103,453
Equity forward contracts(3)	—	1,205	1,298	97	2,600

Total contractual cash obligations	$4,156	$30,889	$23,158	$47,850	$106,053

(1)	Only includes principal obligations and specifically excludes SFAS No. 133 derivative market value adjustments.

(2)	Includes Financial Interpretation (“FIN”) No. 46 long-term beneficial interests of $55.1 billion of notes issued by consolidated variable interest entities in conjunction with our on-balance sheet securitization transactions and included in long-term notes in the consolidated balance sheet.

(3)	Our obligation to repurchase shares under equity forward contracts is calculated using the average purchase prices for outstanding contracts in the year the contracts expire. At or prior to the maturity date of the agreements, we can purchase shares at the contracted amount plus or minus an early break fee, or we can settle the contract on a net basis with either cash or shares. The equity forward contracts permit the counterparty to terminate a portion of the contracts prior to their maturity date and to force the Company to settle the contracts if the price of the Company’s common stock falls below pre-determined levels as defined by the contract as the “initial trigger price.” The counterparty can continue to terminate portions of the contract if the stock price continues to reach lower pre-determined levels, until the price hits the “final trigger price” and the entire contract is terminated. Counterparties have a maximum of two triggers each.

OFF-BALANCE SHEET LENDING ARRANGEMENTS

The following table summarizes the commitments associated with student loan purchases and contractual amounts related to off-balance sheet lending related financial instruments at December 31, 2006.

	1 Year	2 to 3	4 to 5	Over
	or Less	Years	Years	5 Years	Total

Student loan purchases(1)	$19,163	$23,364	$9,796	$9,270	$61,593
Lines of credit	559	657	930	—	2,146

	$19,722	$24,021	$10,726	$9,270	$63,739

(1)	Includes amounts committed at specified dates under forward contracts to purchase student loans and anticipated future requirements to acquire student loans from lending partners (discussed below) estimated based on future volumes at contractually committed rates. These commitments are not accounted for as derivatives under SFAS No. 133 as they do not meet the definition of a derivative due to the lack of a fixed and determinable purchase amount.

We have issued lending-related financial instruments including lines of credit to meet the financing needs of our customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment and the counterparty subsequently fails to perform according to the terms of our contract. The remaining total contractual amount available to be borrowed under these commitments is $2.1 billion. We do not believe that these instruments are representative of our actual future credit exposure or funding requirements. To the extent that the lines of credit are drawn upon, the balance outstanding is collateralized by student loans. At December 31, 2006, draws on lines of credit were approximately $418 million, and are reflected in other loans in the consolidated balance sheet. For additional information, see Note 13, “Commitments, Contingencies and Guarantees,” to the consolidated financial statements.

RISKS

Overview

Managing risks is an essential part of successfully operating a financial services company. Our most prominent risk exposures are operational, market and interest rate, political and regulatory, liquidity, credit, and Consolidation Loan refinancing risk. We discuss these and other risks in the “Risk Factors” section (Item 1A) of this document. The discussion that follows enhances that disclosure by discussing the risk management strategies that we employ to mitigate these risks.

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

The federal guarantee on our student loans and our designation as an Exceptional Performer by ED is conditioned on compliance with origination and servicing standards set by ED and guarantor agencies. A mitigating factor is our ability to cure servicing deficiencies and historically our losses have been small. Should we experience a high rate of servicing deficiencies, the cost of remedial servicing or the eventual losses on the student loans that are not cured could be material. Our servicing and operating processes are highly dependent on our information system infrastructure, and we face the risk of business disruption should there be extended failures of our information systems, any number of which could have a material impact on our business. To mitigate these risks we have a number of back-up and recovery plans in the event of systems failures, which are regularly tested and monitored.

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

As discussed in more detail under “BUSINESS SEGMENTS — Limitations of ‘Core Earnings,’ ” even though we believe our derivatives are economic hedges, some of them do not qualify for hedge accounting treatment under SFAS No. 133. Therefore, changes in interest rates can cause volatility in those earnings for the market value of our derivatives. Under SFAS No. 133, these changes in derivative market values are recorded through earnings with no consideration for the corresponding change in the fair value of the hedged item. Changes in interest rates can also have a material effect on the amount of Floor Income earned in our student loan portfolio and the valuation of our Retained Interest asset. Our earnings can also be materially affected by changes in our estimate of the rate at which loans may prepay in our portfolios as measured by the CPR. The value of the Retained Interests on FFELP Stafford securitizations is particularly affected by the level of Consolidation Loan activity. We face a number of other challenges and risks that can materially affect our future results such as changes in:

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

Our foreign currency exchange rate exposure is primarily the result of foreign denominated liabilities issued by the Company. Cross-currency interest rate swaps are used to lock-in the exchange rate for the term of the liability. In addition, the Company has foreign exchange rate exposure as a result of international operations; however, the exposure is minimal at this time.

We are also subject to market risk relative to our equity forward contracts that allow us to repurchase our common stock in the future from a third party at the market price at the time of entering the contract. Should the market value of our stock fall below certain predetermined levels, the counterparty to the contract has a right to terminate the contract and settle all or a portion at the original contract price. We are required to mark our equity forwards to market, so decreases in our stock price could result in material losses. See “COMMON STOCK” for more detail on equity forward contracts.

Political/Regulatory Risk

Because we operate in a federally sponsored loan program, we are subject to political and regulatory risk. As part of the HEA, the student loan program is periodically amended and must be “reauthorized” every six years. Past changes included reduced loan yields paid to lenders in 1993 and 1998, increased fees paid by lenders in 1993, decreased level of the government guaranty in 1993 and reduced fees to guarantors and collectors, among others. On February 8, 2006, the Reconciliation Legislation was signed into law. There are a number of changes that could have a material impact on the Company.

Recently, a number of bills have been introduced in both houses of Congress that, if enacted in their current form, over time could have a material adverse impact on our results of operations. See “RECENT DEVELOPMENTS.”

The Secretary of Education oversees and implements the HEA and periodically issues regulations and interpretations that may impact our business.

Liquidity Risk (See also “LIQUIDITY AND CAPITAL RESOURCES — Securitization Activities — Liquidity Risk and Funding — Long-Term”)

Credit Risk

We bear the full risk of borrower and closed school losses experienced in our Private Education Loan portfolio. These loans are underwritten and priced according to risk, generally determined by a commercially available consumer credit scoring system, FICO. Because of the nature of our lending, after an initial decrease, borrower FICO scores will generally improve over time. Additionally, for borrowers who do not meet our lending requirements or who desire more favorable terms, we generally require credit-worthy co-borrowers. Our higher education Private Education Loans are not dischargeable in bankruptcy, except in certain limited circumstances.

We have defined underwriting and collection policies, and ongoing risk monitoring and review processes for all Private Education Loans. Potential credit losses are considered in our risk-based pricing model. The performance of the Private Education Loan portfolio may be affected by the economy, and a prolonged economic downturn may have an adverse effect on its credit performance. Management believes that it has provided sufficient allowances to cover the losses that may be experienced in both the federally guaranteed and Private Education Loan portfolios over the next two years depending on the portfolio. In addition, when a school closes, losses may be incurred for student borrowers who have not completed their education and who may have deferred against repayment or on part of their loans. We have provided for these potential losses in our allowance for loan losses. There is, however, no guarantee that such allowances are sufficient enough to account for actual losses. (See “LENDING BUSINESS SEGMENT — Private Education Loans — Activity in the Allowance for Private Education Loan Losses.”)

We have credit risk exposure to the various counterparties with whom we have entered into derivative contracts. We review the credit standing of these companies. Our credit policies place limits on the amount of exposure we may take with any one party and in most cases, require collateral to secure the position. The credit risk associated with derivatives is measured based on the replacement cost should the counterparties with contracts in a gain position to the Company fail to perform under the terms of the contract. We also have credit risk with one commercial airline and Federal Express Corporation related to our portfolio of leveraged leases. (See “LENDING BUSINESS SEGMENT — Other Income — Lending Business Segment.”)

Consolidation Loan Refinancing Risk

The process of consolidating FFELP Stafford loans into FFELP Consolidation loans can have detrimental effects. First, we lose student loans in our portfolio that are consolidated with other lenders. In 2006, we experienced a net decrease of $3.1 billion of student loans from Consolidation Loan activity as more of our FFELP student loans were consolidated with other lenders than were consolidated by us. This was primarily caused by the run-off of FFELP Consolidation Loans through the reconsolidation through the Direct Loan Program, as discussed in “LENDING BUSINESS SEGMENT — Student Loan Activity” and to the effects of the repeal of the Single Holder Rule. FFELP Consolidation Loans have lower net yields than the FFELP Stafford loans they replace, which is somewhat offset by the longer average lives of FFELP Consolidation Loans.

When FFELP Stafford loans in our securitization trusts consolidate, they are a prepayment for the trust. In periods of high consolidation activity, the prepayments can be greater than we have anticipated which can result in an impairment of our on-balance sheet Retained Interest in those trusts due to its shorter life. See “CRITICAL ACCOUNTING POLICIES AND ESTIMATES — Effects of Consolidation Activity on Estimates.” Also, we must maintain sufficient, short-term liquidity to enable us to cost-effectively refinance previously securitized FFELP loans as they are consolidated back on to our balance sheet.

See also the discussion of the effects of reconsolidation on the FFELP Consolidation Loan portfolio at “LENDING BUSINESS SEGMENT — Consolidation Activity” and its effect on our Floor Income Contracts economically hedging FFELP Consolidation Loans at “LENDING BUSINESS SEGMENT — Summary of our Managed Student Loan Portfolio — Student Loan Floor Income Contracts.”

Interest Rate Risk Management

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of December 31, 2006. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective SFAS No. 133 hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains/(losses) on derivatives and hedging activities, net” line on the income statement). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

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

GAAP Basis

	Frequency of
	Variable			Funding
	Resets	Assets	Funding(1)	Gap
Index
(Dollars in billions)

3 month Commercial paper	daily	$75.2	$—	$75.2
3 month Treasury bill	weekly	7.8	.2	7.6
Prime	annual	.6	—	.6
Prime	quarterly	1.3	—	1.3
Prime	monthly	8.0	—	8.0
PLUS Index	annual	2.0	.3	1.7
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	1.5	89.0	(87.5)
1-month LIBOR	monthly	.1	3.0	(2.9)
CMT/CPI index	monthly/quarterly	—	3.8	(3.8)
Non Discrete reset(2)	monthly	—	7.6	(7.6)
Non Discrete reset(3)	daily/weekly	6.9	.3	6.6
Fixed Rate(4)		12.7	11.9	.8

Total		$116.1	$116.1	$—

(1)	Includes all derivatives that qualify as hedges under SFAS No. 133.

(2)	Consists of asset-backed commercial paper and auction rate securities, which are discount note type instruments that generally roll over monthly.

(3)	Includes restricted and non-restricted cash equivalents and other overnight type instruments.

(4)	Includes receivables/payables, other assets (including Retained Interest), other liabilities and stockholders’ equity (excluding Series B Preferred Stock).

The funding gaps in the above table are primarily interest rate mismatches in short-term indices between our assets and liabilities. We address this issue primarily through the use of basis swaps that typically convert quarterly 3-month LIBOR to other indices that are more correlated to our asset indices. These basis swaps do not qualify as effective hedges under SFAS No. 133 and as a result the effect on the funding index is not included in our interest margin and is therefore excluded from the GAAP presentation.

Managed Basis

	Frequency of
	Variable			Funding
	Resets	Assets	Funding(1)	Gap
Index
(Dollars in billions)

3 month Commercial paper	daily	$101.1	$10.4	$90.7
3 month Treasury bill	weekly	13.9	12.5	1.4
Prime	annual	1.0	—	1.0
Prime	quarterly	7.4	5.5	1.9
Prime	monthly	13.9	12.8	1.1
PLUS Index	annual	3.5	5.5	(2.0)
3-month LIBOR	daily	—	84.7	(84.7)
3-month LIBOR	quarterly	1.5	10.5	(9.0)
1-month LIBOR	monthly	.1	2.0	(1.9)
Non Discrete reset(2)	monthly	—	9.9	(9.9)
Non Discrete reset(3)	daily/weekly	11.1	.2	10.9
Fixed Rate(4)		10.2	9.7	.5

Total		$163.7	$163.7	$—

(1)	Includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(2)	Consists of asset-backed commercial paper and auction rate securities, which are discount note type instruments that generally roll over monthly.

(3)	Includes restricted and non-restricted cash equivalents and other overnight type instruments.

(4)	Includes receivables/payables, other assets, other liabilities and stockholders’ equity (excluding Series B Preferred Stock).

To the extent possible, we generally fund our assets with debt (in combination with derivatives) that has the same underlying index (index type and index reset frequency). When it is more economical, we also fund our assets with debt that has a different index and/or reset frequency than the asset, but only in instances where we believe there is a high degree of correlation between the interest rate movement of the two indices. For example, we use daily reset 3-month LIBOR to fund a large portion of our daily reset 3-month commercial paper indexed assets. In addition, we use quarterly reset 3-month LIBOR to fund a portion of our quarterly reset Prime rate indexed Private Education Loans. We also use our monthly Non Discrete reset funding (asset-backed commercial paper program and auction rate securities) to fund various asset types. In using different index types and different index reset frequencies to fund our assets, we are exposed to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices that may reset at different frequencies will not move in the same direction or at the same magnitude. We believe that this risk is low as all of these indices are short-term with rate movements that are highly correlated over a long period of time. We use interest rate swaps and other derivatives to achieve our risk management objectives.

When compared with the GAAP presentation, the Managed basis presentation includes all of our off-balance sheet assets and funding, and also includes basis swaps that primarily convert quarterly 3-month LIBOR to other indices that are more correlated to our asset indices.

Weighted Average Life

The following table reflects the weighted average life for our Managed earning assets and liabilities at December 31, 2006.

	On-Balance	Off-Balance
	Sheet	Sheet	Managed
(Averages in Years)

Earning assets
Student loans	9.7	5.7	9.5
Other loans	5.9	—	5.9
Cash and investments	.6	.1	.4

Total earning assets	9.0	5.2	8.8

Borrowings
Short-term borrowings	.3	—	.3
Long-term borrowings	6.8	5.7	6.5

Total borrowings	6.6	5.7	6.3

Long-term debt issuances likely to be called by us or putable by the investor have been categorized according to their call or put dates rather than their maturity dates. In recent years the shift in the composition of our FFELP student loan portfolio from Stafford loans to FFELP Consolidation Loans has lengthened the Managed weighted average life of the student loan portfolio from 9.0 years at December 31, 2005, to 9.5 years at December 31, 2006.

COMMON STOCK

The following table summarizes the Company’s common share repurchase, issuance and equity forward activity for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004
(Shares in millions)

Common shares repurchased:
Open market	2.2	—	.5
Equity forward contracts	5.4	17.3	32.7
Benefit plans(1)	1.6	1.5	1.5

Total shares repurchased	9.2	18.8	34.7

Average purchase price per share(2)	$52.41	$49.94	$38.03

Common shares issued	6.7	8.3	10.7

Equity forward contracts:
Outstanding at beginning of period	42.7	42.8	43.5
New contracts	10.9	17.2	32.0
Settlements	(5.4)	(17.3)	(32.7)

Outstanding at end of period	48.2	42.7	42.8

Authority remaining at end of period to repurchase or enter into equity forwards	15.7	18.7	35.8

(1)	Shares withheld from stock option exercises and vesting of performance stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(2)	For equity forward contracts, the average purchase price per share for 2005 and 2004 is calculated based on the average strike price of all equity forward contracts including those whose strike prices were amended and were net settled in the cashless transactions discussed above. There were no such cashless transactions in 2006.

During December 2005, September 2004 and November 2004, we amended substantially all of our outstanding equity forward purchase contracts. The strike prices on these contracts were adjusted to the then current market share prices of the common stock and the total number of shares under contract was reduced from 46.5 million, 53.4 million and 49.0 million shares to 42.4 million, 46.7 million and 42.2 million shares, respectively. As a result of these amendments, we received a total of 4.1 million and 13.4 million shares that settled in 2005 and 2004, respectively, free and clear in cashless transactions. This reduction of shares covered by the equity forward contracts is shown on a net basis in the “settlements” row of the table above.

As of December 31, 2006, the expiration dates and range of and weighted average purchase prices for outstanding equity forward contracts were as follows:

			Weighted
Year of Maturity	Outstanding	Range of	Average
(Contracts in millions of shares)	Contracts	Purchase Prices	Purchase Price

2008	7.3	$54.74	$54.74
2009	14.7	54.74	54.74
2010	15.0	54.74	54.74
2011	9.1	50.30-53.76	52.72
2012	2.1	46.30-46.70	46.40

	48.2		$54.00

The closing price of the Company’s common stock on December 29, 2006 was $48.77. Should the market value of our stock fall below certain initial trigger prices, the counterparty to the contract has a right to terminate the contract and settle all or a portion at the original contract price. For equity forward contracts outstanding at December 31, 2006, these initial trigger prices range from $25.93 per share to $35.58 per share.

In February 2007, the Company made payments to certain counterparties to lower the strike prices and trigger prices on their outstanding equity forward contracts. Also in February 2007, the Company agreed with certain counterparties to amend the trigger prices on their outstanding equity forward contracts. In total, the Company amended the terms of the contracts covering 18.5 million shares. As a result of these transactions, the Company’s aggregate position on equity forward contracts is 48.2 million shares at an average strike price of $51.86. The highest trigger price on all outstanding equity forward contracts is now $30.11, down from $35.58.

As of February 28, 2007, the expiration dates and range of and weighted average purchase prices for outstanding equity forward contracts were as follows:

			Weighted
Year of maturity	Outstanding	Range of	Average
(Contracts in millions of shares)	Contracts	Purchase Prices	Purchase Price

2008	7.3	$43.50-$44.00	$43.80
2009	14.7	46.00-54.74	53.66
2010	15.0	54.74	54.74
2011	9.1	49.75-53.76	51.91
2012	2.1	46.30-46.70	46.40

	48.2		$51.86

In December 2005, the Company retired 65 million shares of common stock held in treasury at an average price of $37.35 per share. This retirement decreased the balance in treasury stock by $2.4 billion, with corresponding decreases of $13 million in common stock and $2.4 billion in retained earnings.

RECENT DEVELOPMENTS

Student Aid Reward Act of 2007

On February 13, 2007, Senator Kennedy introduced the Student Aid Reward Act of 2007, which offers financial incentives to schools to participate in the Direct Loan Program. Under the bill, schools would receive payments from the government not to exceed 50 percent of the budget scored “savings” to the government as a result of the school using the FDLP rather than the FFELP. The bill provides that schools could use such payments to supplement the amount awarded to Pell Grant recipients or could use such payment for grants to low- or middle-income graduate students. Schools would be required to join the Direct Loan Program for five years from the date the first payment is made to qualify for the payments. Because payments would be contingent on available funding, schools switching from the FFELP to the FDLP would be paid first and, then, other FDLP schools, if funds remained, would be paid on a pro-rata basis.

President’s 2008 Budget Proposals

On February 5, 2007, President Bush transmitted his fiscal 2008 budget proposals to Congress. The budget included several proposals that would reduce or alter payments to both lenders and guarantors in the FFELP. The specific proposals include: (1) reducing special allowance payments on new loans by 0.50 percentage points; (2) reducing the default guaranty from 97 percent to 95 percent; (3) reducing payments to Exceptional Performers by two percentage points; (4) doubling lender origination fee for FFELP Consolidation Loans, from 0.5 percent to 1.0 percent; (5) reducing collections retention to 16 percent beginning in fiscal 2008; (6) reducing administrative cost allowance payments to guaranty agencies, changing the formula from a percent of original principal to a unit cost basis; and (7) eliminating the Perkins loan program.

If enacted in their current form, and the Company takes no remedial action, the FFELP programs cuts proposed in the President’s budget proposal detailed above, which are to be implemented prospectively, could over time have a materially adverse affect on our financial condition and results of operations, as new loans originated under the new proposal become a higher percentage of the portfolio.

Student Loan Sunshine Act

In February 2007, the “Student Loan Sunshine Act” was introduced in both the House and Senate with the stated purpose of protecting student loan borrowers by providing them with more information and disclosures about private student loans. The bill applies to all lenders that make private educational loans through colleges and universities, as well as to lenders of direct-to-consumer educational loans. The bill’s provisions also apply to post-secondary educational institutions that receive federal funds. The legislation would impose significant new disclosure and reporting requirements on schools and lenders and would prohibit gifts with a value greater than $10 from lenders to financial aid professionals. The legislation would require schools to include at least three unaffiliated lenders on any preferred lender list. The legislation would amend the “Truth in Lending” Act to require lenders to notify the school if their student, or parent of their student, applies for a private education loan, regardless of whether the lender has an education loan arrangement with the school, and to require the school to notify the prospective borrower whether and to what extent the private education loan exceeds the cost of attendance, after consideration of all federal, state and institutional aid that the borrower has or is eligible to receive.

If the Student Loan Sunshine Act is enacted in its current form, it could negatively impact the financial aid process and the timely disbursement of private education loans, including the efficiency of direct-toconsumer loans, for borrowers at post-secondary education institutions, all of which could adversely affect our results of operations. In addition, the bill could adversely affect the strategy under which our primary marketing point of contact is the school’s financial aid internal brand originations.

Student Debt Relief Act of 2007

On January 22, 2007, Senator Edward Kennedy (D-MA) introduced the Student Debt Relief Act of 2007 (S. 359) along with Senators Durbin (D-IL), Lieberman (D-CT), Mikulski (D-MD), Obama (D-IL), and Schumer (D-NY) as co-sponsors. The proposed legislation would, in addition to increasing Pell grants and providing other benefits to student loan borrowers,

•	once again allow in-school loan consolidation and allow “reconsolidation” of FFELP Consolidation Loans;

•	make charging Direct Loan origination fees subject to the discretion of the Secretary of Education; and,

•	for borrowers with Direct Loans only, provide borrowers employed in public service with loan forgiveness after 120 payments under the income contingent repayment plan.

The Student Debt Relief Act also contains the provisions of the Student Aid Reward Act of 2007 (see discussion below). If the Student Debt Relief Act becomes law in its current form, it could negatively impact the Company’s future earnings.

College Student Relief Act of 2007

On January 17, 2007, the U.S. House of Representatives passed H.R. 5, the College Student Relief Act of 2007. The bill was principally designed to lower student loan interest rates paid by borrowers of subsidized undergraduate FFELP and FDLP loans over a five year period beginning July 1, 2007, from 6.8 percent to 3.4 percent in 2011. Because the lender rate is separate from the borrower rate, the interest rate cut does not affect lenders. The interest rate cut, however, does have a sizable budget effect because the federal government pays to the lender any positive difference between the lender rate and the borrower rate. To offset the additional budget cost, the legislation makes several changes to increase costs to lenders and guaranty agencies. The legislation would reduce default insurance from 97 percent to 95 percent, eliminate Exceptional Performer, double the lender origination fee on all new loans from 0.5 percent to 1 percent, reduce special allowance formula on all new Stafford, PLUS, and FFELP Consolidation Loans by 0.1 percent (exempting the smallest lenders) and increase the offset fee that consolidation lenders pay, to 1.3 percent for consolidation loan holders whose portfolio contains more than 90 percent FFELP Consolidation Loans. The legislation would reduce the amount that guaranty agencies may retain upon collecting on defaulted claim-paid loans.

The legislation will be transmitted in the Senate, where it will be referred to the Senate Health, Education, Labor, and Pensions Committee and is unlikely to be considered as a stand-alone bill. The Senate HELP committee is expected to begin consideration of the Reconciliation of the Higher Education Act prior to its expiration in June and sections of H.R. 5 could be considered as part of that legislation.

The Company has several loan pricing mechanisms, such as the level of Borrower Benefits, that would mitigate some of the negative impact of this proposal. Also, reduced profitability in the student loans could result in a number of our competitors leaving the industry which would benefit us. In addition, this legislation would be implemented prospectively, so its effect would gradually impact us over a number of years. Accordingly, we cannot predict the effect of this proposed legislation on the Company’s financial condition and results of operation.

SEC and House Committee Requests

On February 13, 2007, the Company received a copy of a letter addressed to Albert L. Lord, the Company’s Chairman of the Board of Directors, from the U.S. House of Representatives’ Committee on Education and Labor. The letter requested that Mr. Lord and the Company provide the House Committee on Education and Labor and the House Financial Services Committee with information on communications with the White House and the U.S. Department of Education about the President’s budget proposals and recent legislative initiatives for the period from November 1, 2006 through the date of the request. We are cooperating with committee counsel in order to provide the requested information.

On February 15, 2007, the Securities and Exchange Commission contacted the Company about Mr. Lord’s sales of SLM Corporation common stock and requested information and documents relating to sales of SLM Corporation common stock by the Company’s Board of Directors, officers or employees. We are cooperating with the Securities and Exchange Commission in order to provide the requested information and documents.

OTHER RELATED EVENTS AND INFORMATION

ED Dear Colleague Letter Restating Requirements of 9.5 Percent Loan Special Allowance Payments Eligibility

On January, 23, 2007, ED issued a “Dear Colleague Letter” to the industry. The letter restated the requirements of the Higher Education Act of 1965, as amended, and ED’s regulations that control whether

FFELP loans made or acquired with funds derived from tax-exempt obligations are eligible for 9.5 percent SAP. The letter’s restatement is consistent with claims asserted by the ED’s Office of Inspector General (“OIG”) in their Final Audit Report on “Special Allowance Payments to Nelnet for Loans Funded by Tax-Exempt Obligations” issued on September 29, 2006. On January 24, 2007, ED sent a letter to the Company which sets forth the same restatement and also imposes audit and certification requirements for any 9.5 percent SAP billings after September 30, 2006. On February 15, 2007, the Company delivered a letter to ED, which, subject to certain conditions, including no successful challenge by an industry participant of ED’s restated eligibility requirements for 9.5 percent SAP, stated that the Company would make no further claims for 9.5 percent SAP retroactive to October 1, 2006, and for those loans affected, would bill at the standard SAP rate. In the fourth quarter of 2006, the Company accrued $2.4 million in interest income in excess of income based upon the standard special allowance rate on its portfolio of loans that is entitled to receive 9.5 percent SAP. After adjusting for the fourth quarter accrual, we earned a total of $13.1 million in interest income in excess of standard special allowance payments during 2006. Regardless of the issuance of the “Dear Colleague Letter,” the Company’s portfolio of 9.5 percent loans and associated SAP billings have been in a constant state of decline. As a result, our voluntary forgoing of future claims of 9.5 percent SAP will not have a material impact on future earnings. In addition, we will record an impairment of $9 million related to the intangible asset associated with the 9.5 percent loans acquired in business combinations.

Extension of the Higher Education Act

On September 30, 2006, the President signed into law P.L. 109-292, the Third Extension of the Higher Education Act (“HEA”), temporarily authorizing the rest of HEA until June 30, 2007. Included in the extension were several modifications to provisions passed in the Deficit Reduction Act of 2005. The first provision further limited the ability of schools to act as lenders in the FFELP, requiring that the statutory restrictions on “school as lender” apply to schools using “eligible lender trusts.” Another provision clarified the rate for the Account Maintenance Fee paid to guaranty agencies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 2 to the consolidated financial statements, “Significant Accounting Policies — Recently Issued Accounting Pronouncements.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Analysis

The effect of short-term movements in interest rates on our results of operations and financial position has been limited through our interest rate risk management. The following tables summarize the effect on earnings for the years ended December 31, 2006 and 2005 and the effect on fair values at December 31, 2006 and 2005, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. This analysis does not consider any potential impairment to our Residual Interests that may result from a higher discount rate that would be used to compute the present value of the cash flows if long-term interest rates increased. See Note 9 to the consolidated financial statements, “Student Loan Securitization,” which details the potential decrease to fair value that could occur.

	Year Ended December 31, 2006				Year Ended December 31, 2005
	Interest Rates:				Interest Rates:
	Change from		Change from		Change from		Change from
	Increase of		Increase of		Increase of		Increase of
	100 Basis		300 Basis		100 Basis		300 Basis
	Points		Points		Points		Points
	$	%	$	%	$	%	$	%
(Dollars in millions, except per share amounts)

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(4)	—%	$(20)	(1)%	$12	1%	$14	1%
Unrealized gains (losses) on derivative and hedging activities	136	59	215	93	202	32	347	55

Increase in net income before taxes	$132	7%	$195	10%	$214	10%	$361	17%

Increase in diluted earnings per share	$.213	8%	$.352	13%	$.323	11%	$.580	19%

	At December 31, 2006
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
	Fair Value	$	%	$	%
(Dollars in millions)

Effect on Fair Values
Assets
Total FFELP student loans	$87,797	$(182)	—%	$(313)	—%
Private Education Loans	12,063	—	—	—	—
Other earning assets	9,950	(38)	—	(109)	(1)
Other assets	10,299	(436)	(4)	(750)	(7)

Total assets	$120,109	$(656)	(1)%	$(1,172)	(1)%

Liabilities
Interest bearing liabilities	$108,142	$(1,427)	(1)%	$(3,610)	(3)%
Other liabilities	3,680	877	24	2,613	71

Total liabilities	$111,822	$(550)	—%	$(997)	(1)%

	At December 31, 2005
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
	Fair Value	$	%	$	%
(Dollars in millions)

Effect on Fair Values
Assets
Total FFELP student loans	$76,492	$(215)	—%	$(385)	(1)%
Private Education Loans	9,189	—	—	—	—
Other earning assets	9,344	(57)	(1)	(164)	(2)
Other assets	7,429	(292)	(4)	(377)	(5)

Total assets	$102,454	$(564)	(1)%	$(926)	(1)%

Liabilities
Interest bearing liabilities	$92,026	$(1,437)	(2)%	$(3,612)	(4)%
Other liabilities	3,609	975	27	2,863	79

Total liabilities	$95,635	$(462)	—%	$(749)	(1)%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate student loan portfolio with floating rate debt. However, as discussed under “LENDING BUSINESS SEGMENT — Summary of our Managed Student Loan Portfolio — Floor Income,” we can have a fixed versus floating mismatch in funding if the student loan earns at the fixed borrower rate and the funding remains floating.

During the year ended December 31, 2006 and 2005, certain FFELP student loans were earning Floor Income and we locked in a portion of that Floor Income through the use of futures and Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the above table, under the scenario where interest rates increase 100 and 300 basis points, the changes in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our off-balance sheet hedged FFELP Consolidation Loan securitizations and the related Embedded Floor Income recognized as part of the gain on sale, which results in a decrease in payments on the written Floor contracts that more than offset impairment losses on the Embedded Floor Income in the Residual Interest; (ii) our unhedged on-balance sheet loans not currently having significant Floor Income due to the recent increase in interest rates, which results in these loans being more variable rate; and (iii) a portion of our fixed rate assets being funded with variable debt. The first item will generally cause income to increase when interest rates increase from a low interest rate environment, whereas, the second and third items will generally offset this increase. In the 100 and 300 basis point scenario for the year ended December 31, 2006, item (iii) had a greater impact than item (i) resulting in a net loss. Item (i) had a bigger impact in both scenarios for the year ended December 31, 2005 due to the lower interest rate environment that existed relative to 2006.

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

Equity price risk of the Company’s own stock is due to equity forward contracts used in the Company’s share repurchase program. A hypothetical decrease in the Company’s stock price per share of $5.00 and $10.00 would result in a $241 million and $482 million unrealized loss on derivative and hedging, respectively. In addition to the net income impact, other liabilities would increase by the aforementioned amounts. Stock price decreases can also result in the counterparty exercising its right to demand early settlement on a portion of or the total contract depending on trigger prices set in each contract. The initial trigger prices as of December 31, 2006 range from approximately $25.93 to $35.58. At December 29, 2006, the closing price of the Company’s stock was $48.77. With the $5.00 and $10.00 decrease in unit stock price above, none of these triggers would be met and no counterparty would have the right to early settlement.

Item 8.	Financial Statements and Supplementary Data

Reference is made to the financial statements listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof, which financial statements are incorporated by reference in response to this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

As reported in a Current Report on Form 8-K filed by the Company on March 1, 2007, the Company has included within this Annual Report on Form 10-K for the year ended December 31, 2006 restated consolidated statements of cash flows for the annual periods of 2005 and 2004 and each of the quarterly periods of 2006 and 2005. The restatements do not affect the Company’s consolidated statements of income, consolidated balance sheets or consolidated statements of changes in stockholders’ equity for any of the affected periods. Accordingly, the Company’s historical revenues, net income, earnings per share, total assets and total stockholders’ equity remain unchanged.

The restatements result from several incorrect classifications on the consolidated statements of cash flows, primarily related to restricted cash accounts involving on-balance sheet securitizations. The cash flows from these accounts had been classified as operating activities. However, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows,” cash flows from these accounts should have been, and in the future will be, classified as investing activities, rather than operating activities. Accordingly, the restatements will affect solely the classification and subtotals of cash flow activities, but they will have no impact on the net increase (decrease) in total cash set forth in the consolidated statements of cash flows for any of the previously reported periods. During the fourth quarter of 2006, management remediated the control deficiency that resulted in the restatements by initiating a comprehensive evaluation of the classifications of cash flows within the Company’s consolidated statements of cash flows. Consequently, this matter did not constitute a control deficiency as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Nothing to report.

PART III.

Item 10.	Directors, Executive Officers and Corporate Guidance

The information regarding directors and executive officers set forth under the headings “Proposal 1: Election of Directors” and “Executive Officers” in the Proxy Statement to be filed on schedule 14A relating to the Company’s Annual Meeting of Stockholders scheduled to be held on May 17, 2007 (the “2007 Proxy Statement”) is incorporated by reference in this section.

The information regarding reports filed under Section 16 of the Securities and Exchange Act of 1934 set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2007 Proxy Statement is incorporated by reference in this section.

The information regarding the Company’s Code of Business Conduct set forth under the heading “Code of Business Conduct” of our 2007 Proxy Statement is incorporated by reference in this section.

The information regarding the Company’ process regarding nominees to the board of directors and the identification of the “audit committee financial experts” set forth under the heading “Corporate Governance” of our 2007 Proxy Statement is incorporated by reference in this section.

Item 11.	Executive Compensation

The information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated into this Annual Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in Note 16 to the consolidated financial statements, “Stock-Based Compensation Plans,” listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof and the information set forth under the captions “Stock Ownership” and ‘‘General Information — Principal Shareholders” in the Proxy Statement is incorporated by reference in this section. There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Related-Party Transactions” and, regarding director independence, “Corporate Governance” in the Proxy Statement is incorporated by reference.

Item 14.	Principal Accounting Fees and Services

The information set forth under the caption “Proposal 2 — Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated by reference in this section.

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

     4.  Appendices

Appendix A — Federal Family Education Loan Program

(b)	Exhibits

*2		Agreement and Plan of Reorganization by and among the Student Loan Marketing Association, SLM Holding Corporation, and Sallie Mae Merger Company
**3	.1	Amended and Restated Certificate of Incorporation of the Registrant
**3	.2	Amended By-Laws of the Registrant
**4		Warrant Certificate No. W-2, dated as of August 7, 1997
*10	.1††	Board of Directors Restricted Stock Plan
*10	.2††	Board of Directors Stock Option Plan
*10	.3††	Deferred Compensation Plan for Directors
*10	.4††	Incentive Performance Plan
*10	.5††	Stock Compensation Plan
*10	.6††	1993-1998 Stock Option Plan
*10	.7††	Supplemental Pension Plan
*10	.8††	Supplemental Employees’ Thrift & Savings Plan (Sallie Mae 401(K) Supplemental Savings Plan)
***10	.9††	Directors Stock Plan

***10	.10††	Management Incentive Plan
10	.11††	Employee Stock Option Plan
10	.12††	Amended and Restated Employees’ Stock Purchase Plan
10	.13†††	Employment Agreement between the Registrant and Albert L. Lord, Vice Chairman of the Board of Directors and Chief Executive Officer, dated as of January 1, 2003
10	.14†††	Employment Agreement between the Registrant and Thomas J. Fitzpatrick, President and Chief Operating Officer, dated as of January 1, 2003
10	.15(*)	Employment Agreement between the Registrant and C.E. Andrews, Executive Vice President, Accounting and Risk Management, dated as of February 24, 2004.
•10	.16	Named Executive Officer Compensation
•10	.17	Summary of Non-Employee Director Compensation
•10	.18	Limited Liability Company Agreement of Education First Marketing LLC
•10	.19	Limited Liability Company Agreement of Education First Finance LLC
••10	.20	Settlement Agreement and Release(1)
••10	.21	First Amendment to Settlement Agreement and Release(1)
••10	.22	Second Amendment to Settlement Agreement and Release(1)
•••10	.23	Employment Agreement between Registrant and Thomas J. Fitzpatrick, President and Chief Executive Officer, effective as of June 1, 2005
++10	.24	Sallie Mae Deferred Compensation Plan for Key Employees Restatement Effective January 1, 2005
++10	.25	SLM Corporation Incentive Plan Performance Stock Term Sheet ‘‘Core” Net Income Target
++10	.26	Stock Option Agreement SLM Corporation Incentive Plan Net-Settled, Price-Vested Options — 1 year minimum — 2006
++10	.27	SLM Corporation Change in Control Severance Plan for Senior Officers
14	†	Code of Business Conduct
*21		Subsidiaries of the Registrant
+23		Consent of PricewaterhouseCoopers LLP
+31	.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
+31	.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
+32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003
+32	.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Incorporated by reference to the correspondingly numbered exhibits to the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-21217)

**	Incorporated by reference to the correspondingly numbered exhibits to the Registrant’s Registration on Form S-1 (File No. 333-38391)

***	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 10, 1998 (File No. 001-13251)

†	Filed with the Securities and Exchange Commission with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

††	Management Contract or Compensatory Plan or Arrangement

†††	Filed with the Securities and Exchange Commission with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

(*)	Filed with the Securities and Exchange Commission with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

•	Filed with the Securities and Exchange Commission with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004

••	Filed with the Securities and Exchange Commission with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

•••	Filed with the Securities and Exchange Commission with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

++	Filed with the Securities and Exchange Commission with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

+	Filed with the Securities and Exchange Commission with this Form 10-K

(1)	Confidential Treatment has been requested as to certain portions of these exhibits. Such portions have been omitted. We separately filed with the Securities and Exchange Commission a complete set of these exhibits, including the portions omitted in our filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 1, 2007

SLM CORPORATION

By:	/s/ Thomas J. Fitzpatrick
Thomas J. Fitzpatrick
Vice Chairman and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Fitzpatrick Thomas J. Fitzpatrick	Vice Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2007

/s/ C.E. Andrews C.E. Andrews	Executive Vice President and Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)	March 1, 2007

/s/ Albert L. Lord Albert L. Lord	Chairman of the Board of Directors	March 1, 2007

/s/ Ann Torre Bates Ann Torre Bates	Director	March 1, 2007

/s/ Charles L. Daley Charles L. Daley	Director	March 1, 2007

/s/ William M. Diefenderfer, III William M. Diefenderfer, III	Director	March 1, 2007

/s/ Diane Suitt Gilleland Diane Suitt Gilleland	Director	March 1, 2007

/s/ Earl A. Goode Earl A. Goode	Director	March 1, 2007

/s/ Ronald F. Hunt Ronald F. Hunt	Director	March 1, 2007

/s/ Benjamin J. Lambert, III Benjamin J. Lambert, III	Director	March 1, 2007

Signature	Title	Date

/s/ Barry A. Munitz Barry A. Munitz	Director	March 1, 2007

/s/ A. Alexander Porter, Jr. A. Alexander Porter, Jr.	Director	March 1, 2007

/s/ Wolfgang Schoellkopf Wolfgang Schoellkopf	Director	March 1, 2007

/s/ Steven L. Shapiro Steven L. Shapiro	Director	March 1, 2007

/s/ Barry L. Williams Barry L. Williams	Director	March 1, 2007

CONSOLIDATED FINANCIAL STATEMENTS
INDEX

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management also used an IT governance framework that is based on the COSO framework, Control Objectives for Information and related Technology, which was issued by the Information Systems Audit and Control Association and the IT Governance Institute. Based on our assessment and those criteria, management concluded that, as of December 31, 2006, our internal control over financial reporting is effective.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears below.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SLM Corporation:

We have completed integrated audits of SLM Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of SLM Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted SFAS No. 123(R), “Share Based Payment,” and as a result changed its method of accounting for stock based compensation.

As discussed in the section entitled “Restatement of the Consolidated Statements of Cash Flows” included in Note 2 to the consolidated financial statements, the accompanying 2005 and 2004 consolidated statements of cash flows have been restated.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing on page F-2, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
McLean, Virginia
March 1, 2007

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	December 31,	December 31,
	2006	2005

Assets
FFELP Stafford and Other Student Loans (net of allowance for losses of $8,701 and $6,311, respectively)	$24,840,464	$19,988,116
FFELP Consolidation Loans (net of allowance for losses of $11,614 and $8,639 respectively)	61,324,008	54,858,676
Private Education Loans (net of allowance for losses of $308,346 and $204,112, respectively)	9,755,289	7,756,770
Other loans (net of allowance for losses of $20,394 and $16,180, respectively)	1,308,832	1,137,987
Investments
Available-for-sale	2,464,121	2,095,191
Other	99,330	273,808

Total investments	2,563,451	2,368,999
Cash and cash equivalents	2,621,222	2,498,655
Restricted cash and investments	3,423,326	3,300,102
Retained Interest in off-balance sheet securitized loans	3,341,591	2,406,222
Goodwill and acquired intangible assets, net	1,371,606	1,105,104
Other assets	5,585,943	3,918,053

Total assets	$116,135,732	$99,338,684

Liabilities
Short-term borrowings	$3,528,263	$3,809,655
Long-term borrowings	104,558,531	88,119,090
Other liabilities	3,679,781	3,609,332

Total liabilities	111,766,575	95,538,077

Commitments and contingencies

Minority interest in subsidiaries	9,115	9,182

Stockholders’ equity
Preferred stock, par value $.20 per share, 20,000 shares authorized; Series A: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share; Series B: 4,000 and 4,000 shares issued, respectively, at stated value of $100 per share	565,000	565,000
Common stock, par value $.20 per share, 1,125,000 shares authorized: 433,113 and 426,484 shares issued, respectively	86,623	85,297
Additional paid-in capital	2,565,211	2,233,647
Accumulated other comprehensive income (net of tax of $183,684 and $197,834, respectively)	349,111	367,910
Retained earnings	1,834,718	1,111,743

Stockholders’ equity before treasury stock	5,400,663	4,363,597
Common stock held in treasury: 22,496 and 13,347 shares, respectively	1,040,621	572,172

Total stockholders’ equity	4,360,042	3,791,425

Total liabilities and stockholders’ equity	$116,135,732	$99,338,684

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004

Interest income:
FFELP Stafford and Other Student Loans	$1,408,938	$1,014,851	$725,619
FFELP Consolidation Loans	3,545,857	2,500,008	1,364,777
Private Education Loans	1,021,221	633,884	335,451
Other loans	97,954	84,664	74,289
Cash and investments	503,002	276,756	232,859

Total interest income	6,576,972	4,510,163	2,732,995
Total interest expense	5,122,855	3,058,718	1,433,696

Net interest income	1,454,117	1,451,445	1,299,299
Less: provisions for losses	286,962	203,006	111,066

Net interest income after provisions for losses	1,167,155	1,248,439	1,188,233

Other income:
Gains on student loan securitizations	902,417	552,546	375,384
Servicing and securitization revenue	553,541	356,730	560,971
Losses on securities, net	(49,357)	(63,955)	(49,358)
Gains (losses) on derivative and hedging activities, net	(339,396)	246,548	849,041
Guarantor servicing fees	132,100	115,477	119,934
Debt management fees	396,830	359,907	300,071
Collections revenue	239,829	166,840	38,687
Other	338,307	273,259	289,802

Total other income	2,174,271	2,007,352	2,484,532
Operating expenses:
Salaries and benefits	703,210	625,024	497,170
Loss on GSE debt extinguishment and defeasance	—	—	220,848
Other	642,942	513,304	397,762

Total operating expenses	1,346,152	1,138,328	1,115,780

Income before income taxes and minority interest in net earnings of subsidiaries	1,995,274	2,117,463	2,556,985
Income taxes	834,311	728,767	642,689

Income before minority interest in net earnings of subsidiaries	1,160,963	1,388,696	1,914,296
Minority interest in net earnings of subsidiaries	4,007	6,412	1,026

Net income	1,156,956	1,382,284	1,913,270
Preferred stock dividends	35,567	21,903	11,501

Net income attributable to common stock	$1,121,389	$1,360,381	$1,901,769

Basic earnings per common share	$2.73	$3.25	$4.36

Average common shares outstanding	410,805	418,374	436,133

Diluted earnings per common share	$2.63	$3.05	$4.04

Average common and common equivalent shares outstanding	451,170	460,260	475,787

Dividends per common share	$.97	$.85	$.74

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2003	3,300,000	472,642,996	(24,964,753)	447,678,243	$165,000	$94,529	$1,553,240	$425,621	$941,284	$(549,628)	$2,630,046
Comprehensive income:
Net income									1,913,270		1,913,270
Other comprehensive income:
Change in unrealized gains (losses) on investments, net of tax								(42,849)			(42,849)
Change in unrealized gains (losses) on derivatives, net of tax								57,644			57,644
Minimum pension liability adjustment, net of tax								256			256

Comprehensive income											1,928,321
Cash dividends:
Common stock ($.74 per share)									(321,313)		(321,313)
Preferred stock, Series A ($3.48 per share)									(11,501)		(11,501)
Issuance of common shares		10,623,412	61,810	10,685,222		2,125	280,890			2,449	285,464
Tax benefit related to employee stock option and purchase plan							58,606				58,606
Stock-based compensation cost							12,724				12,724
Repurchase of common shares:
Open market repurchases			(563,500)	(563,500)						(21,554)	(21,554)
Equity forwards:
Settlement cost, cash			(19,323,760)	(19,323,760)						(694,050)	(694,050)
Settlement cost, net settlement			(13,393,350)	(13,393,350)						(629,331)	(629,331)
(Gain)/loss on settlement			—	—						(73,419)	(73,419)
Benefit plans			(1,450,466)	(1,450,466)						(61,689)	(61,689)

Balance at December 31, 2004	3,300,000	483,266,408	(59,634,019)	423,632,389	$165,000	$96,654	$1,905,460	$440,672	$2,521,740	$(2,027,222)	$3,102,304
Comprehensive income:
Net income									1,382,284		1,382,284
Other comprehensive income:
Change in unrealized gains (losses) on investments, net of tax								(85,058)			(85,058)
Change in unrealized gains (losses) on derivatives, net of tax								13,098			13,098
Minimum pension liability adjustment, net of tax								(802)			(802)

Comprehensive income											1,309,522
Cash dividends:
Common stock ($.85 per share)									(355,368)		(355,368)
Preferred stock, Series A ($3.48 per share)									(11,511)		(11,511)
Preferred stock, Series B ($2.28 per share)									(10,025)		(10,025)
Issuance of common shares		8,217,119	79,122	8,296,241		1,643	250,171			4,097	255,911
Retirement of common stock in treasury		(65,000,000)	65,000,000	—		(13,000)			(2,415,010)	2,428,010	—
Issuance of preferred shares	4,000,000				400,000						400,000
Preferred stock issuance costs and related amortization							(2,888)		(367)		(3,255)
Tax benefit related to employee stock option and purchase plan							66,500				66,500
Stock-based compensation cost							14,404				14,404
Repurchase of common shares:
Equity forwards:
Settlement cost, cash			(13,114,120)	(13,114,120)						(655,433)	(655,433)
Settlement cost, net settlement			(4,154,183)	(4,154,183)						(227,400)	(227,400)
(Gain)/loss on settlement			—	—						(17,315)	(17,315)
Benefit plans			(1,523,517)	(1,523,517)						(76,909)	(76,909)

Balance at December 31, 2005	7,300,000	426,483,527	(13,346,717)	413,136,810	$565,000	$85,297	$2,233,647	$367,910	$1,111,743	$(572,172)	$3,791,425

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2005	7,300,000	426,483,527	(13,346,717)	413,136,810	$565,000	$85,297	$2,233,647	$367,910	$1,111,743	$(572,172)	$3,791,425

Comprehensive income:

Net income									1,156,956		1,156,956

Other comprehensive income:

Change in unrealized gains (losses) on investments, net of tax								(41,953)			(41,953)

Change in unrealized gains (losses) on derivatives, net of tax								4,990			4,990

Minimum pension liability adjustment, net of tax								(569)			(569)

Comprehensive income											1,119,424

Adjustment to initially apply SFAS No. 158, net of tax								18,733			18,733

Cash dividends:

Common stock ($.97 per share)									(398,414)		(398,414)

Preferred stock, Series A ($3.48 per share)									(11,500)		(11,500)

Preferred stock, Series B ($5.82 per share)									(23,420)		(23,420)

Issuance of common shares		6,629,455	64,141	6,693,596		1,326	204,996			3,499	209,821

Preferred stock issuance costs and related amortization							647		(647)		—

Tax benefit related to employee stock option and purchase plan							54,522				54,522

Stock-based compensation cost							71,399				71,399

Repurchase of common shares:

Open market repurchases			(2,159,827)	(2,159,827)						(100,000)	(100,000)

Equity forwards:

Settlement cost, cash			(5,395,979)	(5,395,979)						(295,376)	(295,376)

(Gain)/loss on settlement			—	—						10,907	10,907

Benefit plans			(1,657,788)	(1,657,788)						(87,479)	(87,479)

Balance at December 31, 2006	7,300,000	433,112,982	(22,496,170)	410,616,812	$565,000	$86,623	$2,565,211	$349,111	$1,834,718	$(1,040,621)	$4,360,042

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
		Restated	Restated
	2006	2005	2004

Operating activities
Net income	$1,156,956	$1,382,284	$1,913,270
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gains on student loan securitizations	(902,417)	(552,546)	(375,384)
Losses on securities, net	49,357	63,955	49,358
Stock-based compensation expense	81,163	19,592	18,844
Loss on GSE debt extinguishment and defeasance	—	—	220,848
Unrealized (gains)/losses on derivative and hedging activities, excluding equity forwards	(128,529)	(514,362)	(802,548)
Unrealized (gains)/losses on derivative and hedging activities — equity forwards	359,193	(120,433)	(759,423)
Provisions for losses	286,962	203,006	111,066
Minority interest, net	(2,461)	(7,835)	(502)
Mortgage loans originated	(1,291,782)	(1,746,986)	(1,461,979)
Proceeds from sales of mortgage loans	1,364,448	1,692,923	1,257,574
Decrease in restricted cash — other	71,312	18,640	27,476
(Increase) in accrued interest receivable	(970,580)	(788,819)	(467,745)
Increase in accrued interest payable	277,617	260,505	162,018
Adjustment for non-cash (income)/loss related to Retained Interest	157,715	258,351	85,767
Decrease in other assets, goodwill and acquired intangible assets, net	515,305	218,905	680,646
(Decrease) increase in other liabilities	(215,838)	371,650	(54,461)

Total adjustments	(348,535)	(623,454)	(1,308,445)

Net cash provided by operating activities	808,421	758,830	604,825

Investing activities
Student loans acquired	(36,364,686)	(29,463,704)	(22,798.642)
Loans purchased from securitized trusts (primarily loan consolidations)	(7,394,655)	(9,491,668)	(5,552,467)
Reduction of student loans:
Installment payments, claims and other	10,569,365	8,503,141	5,818,541
Proceeds from securitization of student loans treated as sales	19,521,365	13,520,208	12,475,726
Proceeds from sales of student loans	101,212	167,410	478,402
Other loans — originated	(2,082,670)	(565,070)	(403,156)
Other loans — repaid	1,834,471	523,473	593,261
Other investing activities, net	(210,969)	(192,684)	(16,907)
Purchases of available-for-sale securities	(85,189,100)	(66,259,431)	(292,819,925)
Proceeds from sales of available-for-sale securities	25,941	624,960	124,205
Proceeds from maturities of available-for-sale securities	85,015,345	66,700,950	293,743,096
Purchases of held-to-maturity and other securities	(1,066,290)	(903,328)	(292,330)
Proceeds from maturities of held-to-maturity securities and other securities	1,278,897	904,179	275,567
(Increase) in restricted cash — on-balance sheet trusts	(304,749)	(990,961)	(818,652)
Return of investment from Retained Interest	140,435	256,712	449,539
Purchase of subsidiaries, net of cash acquired	(339,836)	(237,919)	(868,404)

Net cash used in investing activities	(14,465,924)	(16,903,732)	(9,612,146)

Financing activities
Short-term borrowings issued	16,803,116	59,820,213	290,973,916
Short-term borrowings repaid	(16,618,913)	(59,907,574)	(298,108,496)
Long-term borrowings issued	11,739,249	10,250,879	15,439,912
Long-term borrowings repaid	(4,744,432)	(1,835,538)	(14,620,785)
Borrowings collateralized by loans in trust — issued	12,984,937	12,913,991	21,584,931
Borrowings collateralized by loans in trust — activity	(5,584,441)	(5,359,329)	(1,868,402)
GSE debt extinguishment	—	—	(1,967,607)
Other financing activities, net	(41,837)	(119,050)	—
Excess tax benefit from the exercise of stock-based awards	32,985	—	—
Common stock issued	192,520	249,944	266,009
Net settlements on equity forward contracts	(66,925)	(52,965)	(34,148)
Common stock repurchased	(482,855)	(732,342)	(777,293)
Common dividends paid	(398,414)	(355,368)	(321,313)
Preferred stock issued	—	396,745	—
Preferred dividends paid	(34,920)	(21,536)	(11,501)

Net cash provided by financing activities	13,780,070	15,248,070	10,555,223

Net increase (decrease) in cash and cash equivalents	122,567	(896,832)	1,547,902
Cash and cash equivalents at beginning of year	2,498,655	3,395,487	1,847,585

Cash and cash equivalents at end of year	$2,621,222	$2,498,655	$3,395,487

Cash disbursements made for:
Interest	$4,512,737	$2,587,582	$1,214,249

Income taxes	$770,004	$476,923	$549,319

Noncash financing activity:
Transfer of investments to trust to defease GSE debt	$—	$—	$1,305,906

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

1.	Organization and Business

SLM Corporation (“the Company”) is a holding company that operates through a number of subsidiaries. The Company was formed 34 years ago as the Student Loan Marketing Association, a federally chartered government-sponsored enterprise (the “GSE”), with the goal of furthering access to higher education by acting as a secondary market for student loans. In 2004, the Company completed its transformation to a private Company through its wind-down of the GSE. The GSE’s outstanding obligations were placed into a Master Defeasance Trust Agreement as of December 29, 2004, which was fully collateralized by direct, noncallable obligations of the United States.

The Company’s primary business is to originate and hold student loans by providing funding, delivery and servicing support for education loans in the United States through its participation in the Federal Family Education Loan Program (“FFELP”) and through offering non-federally guaranteed Private Education Loans. The Company primarily markets its FFELP Stafford and Private Education Loans through on-campus financial aid offices. In recent years, there has been a surge in FFELP Consolidation Loans which are marketed directly to FFELP Stafford borrowers. The Company has also expanded its marketing of direct-to-consumer Private Education Loans.

The Company has expanded into a number of fee-based businesses, most notably its Debt Management Operations (“DMO”) business, which is presented as a distinct segment in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information.” The Company’s DMO business provides a wide range of accounts receivable and collections services including student loan default aversion services, defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, and accounts receivable management and collection for purchased portfolios of receivables that are delinquent or have been charged off by their original creditors as well as sub-performing and non-performing mortgage loans.

The Company also earns fees for a number of services including student loan and guarantee servicing, 529 Savings Plan administration services, and for providing processing capabilities and information technology to educational institutions. The Company also operates a consumer savings network through Upromise, Inc. (“Upromise”) loyalty service.

2.	Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of SLM Corporation and its subsidiaries, after eliminating the effects of intercompany accounts and transactions.

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

As further discussed in Note 9, “Student Loan Securitization,” the Company does not consolidate any qualifying special purpose entities (“QSPEs”) created for securitization purposes in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of SFAS No. 125.” All of the Company’s off-balance sheet securitizations meet

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

the definition of a QSPE and are not consolidated. The Company’s accounting treatment for its on-balance sheet securitizations, which are not QSPEs, are governed by FIN No. 46(R) and are consolidated in the accompanying financial statements as the Company is the primary beneficiary.

Use of Estimates

The Company’s financial reporting and accounting policies conform to generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Key accounting policies that include significant judgments and estimates include valuation and income recognition related to securitization activities (gain on sale and the related retained interest), loan effective interest method (student loan premiums, discounts and Borrower Benefits), provisions for loan losses, and derivative accounting.

Consolidation activity has a significant effect on a number of accounting estimates. Accordingly, the Company has continually updated its estimates used to develop the cash flows and effective yield calculations as they relate to the amortization of student loan premiums and discounts, Borrower Benefits and the valuation and income recognition of the Residual Interest.

Loans

Loans, consisting of federally insured student loans, Private Education Loans, student loan participations, lines of credit, academic facilities financings, and other private consumer and mortgage loans, are generally carried at amortized cost, which includes unamortized premiums, unearned discounts and capitalized origination costs and fees.

If the Company has the ability and intent to hold loans for the forseeable future, such loans are held for investment and therefore carried at amortized cost. Any loans held for sale are carried at the lower of cost or fair value. The Company actively securitizes loans but securitization is viewed as one of many different sources of financing. At the time of a funding need, the most advantageous funding source is identified and, if that source is the securitization program, loans are selected based on the required characteristics to structure the desired transaction (i.e., type of loan, mix of interim vs. repayment status, credit rating, maturity dates, etc.). The Company structures securitizations to obtain the most favorable financing terms and as a result, due to some of the structuring terms, certain transactions qualify for sale treatment under SFAS No. 140 while others do not qualify for sale treatment and are recorded as financings. All student loans are initially categorized as held for investment until there is certainty as to each specific loans ultimate financing because the Company does not securitize all loans and not all securitizations qualify as sales. It is only when the Company has selected the loans to securitize and that securitization transaction qualifies as a sale under SFAS No. 140 has the Company made the decision to sell such loans. At that time, the loans selected are transferred into the held-for-sale classification and carried at the lower of cost or fair value. If the Company anticipates recognizing a gain related to the impending securitization, then the fair value of the loans is higher than their respective cost basis and no valuation allowance is needed.

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

therefore continue to accrue interest until such time that they are paid by the guarantor. Loans in forbearance or deferment status are not considered past due.

Student Loan Income

The Company recognizes student loan income as earned, adjusted for the amortization of premiums and capitalized direct origination costs, accretion of discounts, and after giving effect to borrower utilization of incentives for timely payment (“Borrower Benefits”). These adjustments are made in accordance with SFAS No. 91, “Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” which requires income to be recognized based upon the expected yield of the loan over its life after giving effect to prepayments and extensions, and to estimates related to Borrower Benefits. Premiums, discounts, and capitalized direct origination costs are amortized over the estimated life of the loan, which includes an estimate of prepayment speeds. The estimate of the prepayment speed must consider the effect of consolidations, voluntary prepayments and student loan defaults, all of which shorten the life of loan. Prepayment speed estimates must also consider the utilization of deferment and forbearance, which lengthen the life of loan, coupled with, management’s expectation of future activity. For Borrower Benefits, the estimates of their effect on student loan yield are based on analyses of historical payment behavior of borrowers who are eligible for the incentives and its effect on the ultimate qualification rate for these incentives. The Company periodically evaluates the assumptions used to estimate its loan life and the qualification rates used for Borrower Benefits. In instances where there are modifications to the assumptions, amortization is adjusted on a cumulative basis to reflect the change since the acquisition of the loan. Additionally, interest earned on student loans reflects potential non-payment adjustments in accordance with the Company’s non-accrual policy as discussed further in “Allowance for Student Loan Losses” below.

The Company pays an annual 105 basis point Consolidation Loan Rebate Fee on FFELP Consolidation Loans. The Company was also required to pay an annual 30 basis point Offset Fee unique to the GSE on Stafford and PLUS student loans purchased and held on or after August 10, 1993 until the GSE was dissolved on December 29, 2004. These fees are netted against student loan income.

Allowance for Student Loan Losses

The Company has established an allowance for student loan losses that is an estimate of probable losses inherent in the FFELP and Private Education Loan portfolios at the balance sheet date. The Company presents student loans net of the allowance on the balance sheet. Amounts of estimated probable losses are currently expensed as provisions of loan losses in the income statement. Actual losses are charged off, net of estimated recoveries, to the allowance for loan losses.

In evaluating the adequacy of the allowance for losses on the Private Education Loan portfolio, the Company considers several factors including: the credit profile of the borrower and/or co-borrower, its status, i.e. whether it is in repayment versus being in a permitted non-paying status, months of repayment, delinquency status, type of program and trends in defaults in the portfolio based on Company and industry data. (See also Note 4, “Allowance for Student Loan Losses.”) When calculating the Private Education Loan allowance for losses, the Company’s methodology divides the portfolio into categories of similar risk characteristics based on loan program type, underwriting criteria and the existence or absence of a co-borrower, with a further breakdown for each of the factors mentioned above with these categories. The Company then applies default and recovery rate projections to each category. The Company’s loss estimates are based on a loss emergence period of two years, including when borrowers are in school. Private Education Loan principal is charged off against the allowance when the loan exceeds 212 days delinquency. Subsequent recoveries on loans charged off are recorded directly to the allowance. The Company’s collection policies

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

allow for periods of nonpayment for borrowers experiencing temporary difficulty meeting payment obligations which are referred to as forbearance.

The Company uses a similar methodology applying the same factors when estimating losses for the Risk Sharing on FFELP loans.

The Company’s non-accrual policy for Private Education Loans relies on the same migration methodology to reduce the amount of interest income recognized in the current period that the Company does not expect to collect in subsequent periods.

Cash and Cash Equivalents

Cash and cash equivalents includes term federal funds, Eurodollar deposits, money market funds and bank deposits with original terms to maturity of less than three months.

Restricted Cash and Investments

Restricted cash primarily includes amounts for on-balance sheet student loan securitizations and other secured borrowings. This cash must be used to make payments related to trust obligations. Amounts on deposit in these accounts are primarily the result of timing differences between when principal and interest is collected on the trust assets and when principal and interest is paid on trust liabilities.

In connection with the Company’s tuition payment plan product, the Company receives cash from students and parents that in turn is owed to schools. This cash, a majority of which has been deposited at Sallie Mae Bank (the “Bank”), is held in escrow for the beneficial owners. In addition, the cash rebates that Upromise members earn from qualifying purchases from Upromise’s participating companies are held in trust for the benefit of the members. This cash is restricted to certain investments until distributed in accordance with the Upromise member’s request and the terms of the Upromise service. Upromise, which acts as the trustee for the trust, has deposited a majority of the cash with the Bank pursuant to a money market deposit account agreement between the Bank and the trust. Subject to capital requirements and other laws, regulations and restrictions applicable to Utah industrial banks, the cash that is deposited with the Bank in connection with the tuition payment plan and the Upromise rebates described above is not restricted and, accordingly, is not included in restricted cash and investments in the Company’s consolidated financial statements, as there is no restriction surrounding the use of funds by the Company.

Restricted investments include securities pledged as collateral related to the Company’s derivative portfolio for which the counterparty has rights of rehypothecation. Other securities pledged as collateral and not classified as restricted are disclosed as such. Additionally, the Company’s indentured trusts deposit cash balances in guaranteed investment contracts that are held in trust for the related note holders and are classified as restricted investments. Finally, cash received from lending institutions that is invested pending disbursement for student loans is restricted and cannot be disbursed for any other purpose.

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

The Company also has investments in leveraged leases, primarily with U.S. commercial airlines, which are accounted for at amortized cost net of impairments in other investments, and insurance-related investments carried in other assets.

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

The Company assesses the financial structure of each securitization to determine whether the trust or other securitization vehicle meets the sale criteria as defined in SFAS No. 140 and accounts for the transaction accordingly. To be a QSPE, the trust must meet all of the following conditions:

•	It is demonstrably distinct from the Company and cannot be unilaterally dissolved by the Company and at least 10 percent of the fair value of its interests is held by independent third parties.

•	The permitted activities in which the trust can participate are significantly limited. These activities are entirely specified up-front in the legal documents creating the QSPE.

•	There are limits to the assets the QSPE can hold; specifically, it can hold only financial assets transferred to it that are passive in nature, passive derivative instruments pertaining to the beneficial

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

interests held by independent third parties, servicing rights, temporary investments pending distribution to security holders and cash.

•	It can only dispose of its assets in automatic response to the occurrence of an event specified in the applicable legal documents and must be outside the control of the Company.

In certain securitizations there are certain terms present within the deal structure that result in such securitizations not qualifying for sale treatment by failing to meet the criteria required for the securitization entity (trust) to be a QSPE. Accordingly, these securitization trusts are accounted for as variable interest entities (“VIEs”). Because the Company is considered the primary beneficiary in such VIEs, the transfer is deemed a financing and the trust is consolidated in the financial statements. The terms present in these structures that prevent sale treatment are: (1) the Company holds rights that can affect the remarketing of specific trust bonds that are not significantly limited, (2) the trust has the right to enter into interest rate cap agreements after its settlement date that do not relate to the reissuance of third party beneficial interests and (3) the Company may hold an unconditional call option related to a certain percentage of trust assets.

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

When the Company qualifies for GAAP sale treatment on its securitizations, it recognizes the resulting gain on student loan securitizations in the consolidated statements of income. This gain is based upon the difference between the allocated cost basis of the assets sold and the relative fair value of the assets received. The component in determining the fair value of the assets received that involves the most judgment is the Residual Interest. The Company estimates the fair value of the Residual Interest, both initially and each subsequent quarter, based on the present value of future expected cash flows using management’s best estimates of the following key assumptions — credit losses, prepayment speeds, the forward interest rate curve and discount rates commensurate with the risks involved. Quoted market prices are not available. The Company accounts for its Residual Interests as available-for-sale securities. Accordingly, Residual Interests are reflected at market value with temporary changes in market value reflected as a component of accumulated other comprehensive income in stockholders’ equity.

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

The Company also receives income for servicing the loans in its securitization trusts which is recognized as earned. The Company assesses the amounts received as compensation for these activities at inception and on an ongoing basis to determine if the amounts received are adequate compensation as defined in SFAS No. 140. To the extent such compensation is determined to be no more or less than adequate compensation, no servicing asset or obligation is recorded at the time of securitization. Servicing rights are subsequently carried at the lower of cost or market. At December 31, 2006 and 2005, the Company did not have servicing assets or liabilities recorded on the balance sheet.

Derivative Accounting

The Company accounts for its derivatives, which include interest rate swaps, cross-currency interest rate swaps, interest rate futures contracts, interest rate cap contracts, Floor Income Contracts and equity forward contracts in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. The Company determines the fair value for its derivative contracts using either (i) pricing models that consider current market conditions and the contractual terms of the derivative contract or (ii) counterparty valuations. These factors include interest rates, time value, forward interest rate curve and volatility factors, as well as foreign exchange rates. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized with regard to derivatives, and the use of different pricing models or assumptions could produce different financial results.

Many of the Company’s derivatives, mainly interest rate swaps hedging the fair value of fixed rate assets and liabilities, cross-currency interest rate swaps, and certain Eurodollar futures contracts, qualify as effective hedges under SFAS No. 133. For these derivatives, the relationship between the hedging instrument and the hedged items (including the hedged risk and method for assessing effectiveness), as well as the risk management objective and strategy for undertaking various hedge transactions at the inception of the hedging relationship is documented. Each derivative is designated to either a specific asset or liability on the balance sheet or expected future cash flows, and designated as either a fair value or a cash flow hedge. Fair value hedges are designed to hedge the Company’s exposure to changes in fair value of a fixed rate or foreign denominated asset or liability (“fair value” hedge), while cash flow hedges are designed to hedge the Company’s exposure to variability of either a floating rate asset’s or liability’s cash flows or an expected fixed rate debt issuance (“cash flow” hedge). For effective fair value hedges, both the hedge and the hedged item (for the risk being hedged) are marked-to-market with any difference reflecting ineffectiveness and recorded immediately in the income statement. For effective cash flow hedges, the change in the fair value of the derivative is recorded in other comprehensive income, net of tax, and recognized in earnings in the same period as the earnings effects of the hedged item. The ineffective portion of a cash flow hedge is recorded immediately through earnings. The assessment of the hedge’s effectiveness is performed at inception and on an ongoing basis, generally using regression testing. When it is determined that a derivative is not currently an effective hedge or it will not be one in the future, the Company discontinues the hedge accounting prospectively and ceases recording changes in the fair value of the hedged item.

The Company also has a number of derivatives, primarily Floor Income Contracts, certain basis swaps and equity forwards, that the Company believes are effective economic hedges but are not considered hedges

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

under SFAS No. 133. These derivatives are classified as “trading” for GAAP purposes and as a result they are marked-to-market through GAAP earnings with no consideration for the price fluctuation of the economically hedged item.

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

The “gains (losses) on derivative and hedging activities, net” line item on the income statement includes the unrealized changes in the fair value of the Company’s derivatives (except effective cash flow hedges which are recorded in other comprehensive income), the unrealized changes in fair value of hedged items in qualifying fair value hedges, as well as the realized changes in fair value related to derivative net settlements and dispositions that do not qualify for hedge accounting. Net settlement income/expense on derivatives that qualify as hedges under SFAS No. 133 are included with the income or expense of the hedged item (mainly interest expense).

Foreign Currency Transactions

The Company has financial services operations in foreign countries. The financial statements of these foreign businesses have been translated into U.S. dollars in accordance with U.S. GAAP. All balance sheet accounts are translated at the current exchange rate at each period end through the “other comprehensive income” component of stockholders’ equity and income statement items are translated at the average exchange rate for the period through income. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the entity’s functional currency are included in other operating income.

Statement of Cash Flows

Included in the Company’s financial statements, is the Consolidated Statements of Cash Flows. It is the policy of the Company to include all derivative net settlements, irrespective of whether the derivative is a qualifying hedge, in the same section of the Statement of Cash Flows that the derivative is economically hedging.

As discussed in the Restricted Cash and Investments section of this note, the Company’s restricted cash balances primarily relate to on-balance sheet securitizations. This balance is primarily the result of timing differences between when principal and interest is collected on the trust assets and when principal and interest is paid on the trust liabilities. As such, changes in this balance are reflected in investing activities.

Restatement of the Consolidated Statements of Cash Flows

The Company is restating the consolidated statements of cash flows for the years ended December 31, 2005 and 2004. The restatements will solely affect the classification of items in operating, investing and financing activities, but will have no impact on the net increase (decrease) in cash and cash equivalents set forth in the consolidated statements of cash flows for any of the previously reported periods. The restatements do not affect the Company’s consolidated balance sheets, consolidated statements of income or consolidated statements of changes in stockholders’ equity. Accordingly, the Company’s historical revenues, net income, earnings per share, total assets and total stockholders’ equity remain unchanged.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

As a result of an evaluation of the classification of our cash flows that the Company initiated in the fourth quarter of 2006, management became aware of several incorrect classifications in its consolidated statement of cash flows primarily related to restricted cash accounts involving on-balance sheet securitizations. Specific to this item, management determined that changes in restricted cash related to on-balance sheet securitizations were classified within the operating section of the consolidated statement of cash flows and should have been classified within the investing section.

The following table illustrates the previously reported and restated amounts by activity classification.

	Years Ended December 31,
	2005		2004
	As previously		As previously
	reported	Restated	reported	Restated

Net cash (used in) provided by operating activities	$(698,827)	$758,830	$(317,216)	$604,825
Net cash (used in) provided by investing activities	(15,668,823)	(16,903,732)	(8,775,271)	(9,612,146)
Net cash (used in) provided by financing activities	15,470,818	15,248,070	10,640,389	10,555,223

Net increase (decrease) in cash and cash equivalents	(896,832)	(896,832)	1,547,902	1,547,902
Cash and cash equivalents at beginning of year	3,395,487	3,395,487	1,847,585	1,847,585

Cash and cash equivalents at end of year	$2,498,655	$2,498,655	$3,395,487	$3,395,487

See also Note 21, “Restatement of Quarterly Consolidated Statements of Cash Flows (unaudited).”

Collections Revenue

The Company purchases delinquent and charged-off receivables on various types of consumer debt with a primary emphasis on charged-off credit card receivables, and sub-performing and non-performing mortgage loans. The Company accounts for its investments in charged-off receivables and sub-performing and non-performing mortgage loans in accordance with AICPA Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” Under SOP 03-3, the Company establishes static pools of each quarter’s purchases and aggregates them based on common risk characteristics. The pools when formed are initially recorded at fair value, based on each pool’s estimated future cash flows and internal rate of return. The Company recognizes income each month based on each static pool’s effective interest rate. The static pools are tested quarterly for impairment by re-estimating the future cash flows to be received from the pools. Subsequent increases in estimated future cash flows are recognized prospectively through a yield adjustment over the remaining life of the static pool. If the new estimated cash flows are less than previously estimated, the pool is impaired and written down through a valuation allowance, to maintain the effective interest rate. Net interest income earned on the purchased portfolios is recorded as collection revenue on the accompanying income statement.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

Debt Management Contingency Fees

The Company also receives fees for collections on behalf of clients performed on a contingency basis. Revenue is earned and recognized upon receipt of the borrower funds.

The Company also receives fees from guarantor agencies for performing default aversion services on delinquent loans prior to default. The fee is received when the loan is initially placed with the Company and the Company is obligated to provide such services for the remaining life of the loan for no additional fee. In the event that the loan defaults, the Company is obligated to rebate a portion of the fee to the guarantor agency in proportion to the principal and interest outstanding when the loan defaults. The Company recognizes fees received, net of actual rebates, over the service period which is estimated to be the life of the loan.

Guarantor Servicing Fees

The Company performs services including loan origination and account maintenance services for guarantor agencies, the U.S. Department of Education (“ED”), educational institutions and financial institutions. The fees associated with these services are accrued as earned.

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

During the years ended December 31, 2006, 2005 and 2004, the Company capitalized $16 million, $22 million and $18 million, respectively, in costs related to software development, and expensed $131 million, $112 million and $99 million, respectively, related to routine maintenance, betterments and amortization. During the year ended December 31, 2006, the Company purchased $9 million in software development costs through the acquisition of Upromise. At December 31, 2006 and 2005, the unamortized balance of capitalized internally developed software included in other assets was $54 million and $53 million, respectively. The Company amortizes software development costs over three to four years.

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” pursuant to which goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if an event indicates that the asset(s) might be impaired, employing standard industry appraisal methodologies, principally the discounted cash flow method. Intangible assets with finite lives are amortized over their estimated useful lives. Such assets are amortized in proportion to the estimated economic benefit using the straight line method or another acceptable amortization method depending on the asset class, over a period of up to eighteen years. Finite lived intangible assets are reviewed for impairment using an undiscounted cash flow analysis when an event occurs that indicates the asset(s) may be impaired.

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

Using the modified prospective transition method of SFAS No. 123(R), the Company’s compensation cost in the year ended December 31, 2006 includes: 1) compensation cost related to the remaining unvested portion of all share-based payments granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R), the Company’s earnings before income taxes for the year ended December 31, 2006 were $62 million lower than if it had continued to account for stock-based compensation under APB No. 25, and net earnings were $39 million ($.09 per diluted share) lower.

SFAS No. 123(R) requires that the excess (i.e., windfall) tax benefits from tax deductions on the exercise of share-based payments exceeding the deferred tax assets from the cumulative compensation cost previously recognized be classified as cash inflows from financing activities in the consolidated statement of cash flows. Prior to the adoption of SFAS No. 123(R), the Company presented all excess tax benefits resulting from the exercise of share-based payments as operating cash flows. The excess tax benefit for the year ended December 31, 2006 was $33 million.

The following table provides pro forma net income and earnings per share had the Company applied the fair value method of SFAS No. 123(R) for the years ended December 31, 2005 and 2004.

	Years Ended December 31,
	2005	2004

Net income attributable to common stock	$1,360,381	$1,901,769
Add: Total stock-based compensation expense included in net income, net of tax	12,343	11,871
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(51,842)	(53,756)

Pro forma net income attributable to common stock	$1,320,882	$1,859,884

Reported basic earnings per common share	$3.25	$4.36

Pro forma basic earnings per common share	$3.16	$4.26

Reported diluted earnings per common share	$3.05	$4.04

Pro forma diluted earnings per common share	$2.97	$3.96

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

“Income tax expense” includes (i) deferred tax expense, which represents the net change in the deferred tax asset or liability balance during the year plus any change in a valuation allowance, and (ii) current tax expense, which represents the amount of tax currently payable to or receivable from a tax authority plus amounts accrued for expected tax deficiencies (including both tax, interest, and penalties). Income tax expense excludes the tax effects related to adjustments recorded in equity.

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records a reserve for expected contingencies with the Internal Revenue Service and various state taxing authorities when it is deemed that deficiencies arising from such contingencies are probable and reasonably estimable. This reserve includes both tax and interest on these deficiencies.

Minority Interest in Subsidiaries

At December 31, 2006 and 2005, minority interest in subsidiaries represents interests held by minority shareholders in AFS Holdings, LLC, of approximately 12 percent and 24 percent, respectively.

Earnings per Common Share

The Company computes earnings per common share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” See Note 15, “Earnings per Common Share,” for further discussion.

Reclassifications

Certain reclassifications have been made to the balances as of and for the years ended December 31, 2005 and 2004, to be consistent with classifications adopted for 2006.

Recently Issued Accounting Pronouncements

The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value (on an instrument by instrument basis) improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most recognized financial assets and liabilities are eligible items for the measurement option established by the statement. There are a few exceptions, including an investment in a subsidiary or an interest in a variable interest entity that is required to be consolidated, certain obligations related to post-employment benefits, assets or liabilities recognized under leases, various deposits and financial instruments classified as shareholder’s equity. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date. The Company is currently evaluating the impact of this standard on its financial statements. The statement will be effective beginning January 1, 2008.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements Nos. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for the Company’s fiscal year ending December 31, 2006. The adoption of SFAS No. 158 resulted in an adjustment to accumulated other comprehensive income of a $19 million gain, net of tax.

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

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. The adoption of SAB No. 108 did not have an impact on its financial statements.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which amends SFAS No. 109, “Accounting for Income Taxes.” This statement will be effective for the Company beginning January 1, 2007.

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

The Company expects that the adoption of FIN No. 48 will not have a material impact on the Company’s financial statements.

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

This statement:

•	Requires that all interests in securitized financial assets be evaluated to determine if the interests are free standing derivatives or if the interests contain an embedded derivative;

•	Clarifies which interest-only strips and principal-only strips are exempt from the requirements of SFAS No. 133;

•	Clarifies that the concentrations of credit risk in the form of subordination are not an embedded derivative; and

•	Allows a hybrid financial instrument containing an embedded derivative that would have required bifurcation under SFAS No. 133 to be measured at fair value as one instrument on a case by case basis;

•	Amends SFAS Statement No. 140 to eliminate the prohibition of a qualifying special purpose entity from holding a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument.

In January 2007, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” Implementation Issues No. B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor (Amended)”, and No. B40, “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets”. The guidance clarifies various aspects of SFAS No. 155 and will require the Company to either (1) separately record embedded derivatives that may reside in the Company’s Residual Interest and on-balance sheet securitization debt, or (2) if embedded derivatives exist that require bifurcation, mark-to-market through income changes in the fair value of the Company’s Residual Interest and on-balance sheet securitization debt in their entirety. This standard will be prospectively applied in 2007 for new securitizations and would not apply to the Company’s existing Residual Interest or on-balance sheet securitization debt.

If material embedded derivatives exist within the Residual Interest that require bifurcation, the Company will most likely elect to carry the entire Residual Interest at fair value with subsequent changes in fair value recorded in earnings. This could have a material impact on earnings, as prior to the adoption of SFAS No. 155, changes in the fair value of these Residual Interests would have been recorded through other comprehensive income (except for impairment which is recorded through income). The Company has concluded, based on its current securitization deal structures, that its on-balance sheet securitization debt will not be materially impacted upon the adoption of SFAS No. 155 as potential embedded derivatives will not have a material value.

3.	Student Loans

The FFELP is subject to comprehensive reauthorization every five years and to frequent statutory and regulatory changes. The most recent reauthorization was the Higher Education Reconciliation Act of 2005 (the “Reconciliation Legislation”).

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

3.	Student Loans (Continued)

There are three principal categories of FFELP loans: Stafford, PLUS, and FFELP Consolidation Loans. Generally, Stafford and PLUS loans have repayment periods of between five and ten years. FFELP Consolidation Loans have repayment periods of twelve to thirty years. FFELP loans do not require repayment, or have modified repayment plans, while the borrower is in-school and during the grace period immediately upon leaving school. The borrower may also be granted a deferment or forbearance for a period of time based on need, during which time the borrower is not considered to be in repayment. Interest continues to accrue on loans in the in-school, deferment and forbearance period. FFELP loans obligate the borrower to pay interest at a stated fixed rate or a variable rate reset annually (subject to a cap) on July 1 of each year depending on when the loan was originated and the loan type. The Company earns interest at the greater of the borrower’s rate or a floating rate based on the SAP formula, with the interest earned on the floating rate that exceeds the interest earned from the borrower being paid directly by ED. In low or certain declining interest rate environments when student loans are earning at the fixed borrower rate, while the interest on the funding for the loans is variable and declining, the Company can earn additional spread income that it refers to as Floor Income. For loans disbursed after April 1, 2006, FFELP loans effectively only earn at the SAP rate, as the excess interest earned when the borrower rate exceeds the SAP rate (Floor Income) must be refunded to ED.

For FFELP loan portfolios, the Company’s loan servicing division, Sallie Mae Servicing, has met the performances standards to be designated as an Exceptional Performer (“EP”) by ED. As a result of this designation, the Company receives 99 percent reimbursement on default claims filed on or after July 1, 2006 on FFELP loans that are serviced by Sallie Mae Servicing for a period of at least 270 days before the date of default as mandated by the Reconciliation Legislation. For claims filed prior to July 1, 2006, the rate of reimbursement was 100 percent. As a result of the amended reimbursement level, the Company established an allowance at December 31, 2005 for loans that will be subject to a one-percent Risk Sharing provision.

The Company is subject to the EP Risk Sharing rate as long as it remains in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria. As of December 31, 2006, the EP designation also applies to all FFELP loans that the Company owns but are serviced by other service providers with the EP designation and conversely does not apply for loans serviced by other service providers without the EP designation. Prior to being designated as an EP in 2005, the Company was subject to the two-percent Risk Sharing on these loans. The Reconciliation Legislation increased the Risk Sharing for non-designated EP’s to three percent, effective with new disbursements on or after July 1, 2006.

In addition to FFELP loan programs, which place statutory limits on per year and total borrowing, the Company offers a variety of Private Education Loans. Private Education Loans for post-secondary education and loans for career training can be subdivided into two main categories: loans that supplement FFELP student loans primarily for higher and lifelong learning programs and loans for career training. For the majority of the Private Education Loan portfolio, the Company bears the full risk of any losses experienced and as a result, these loans are underwritten and priced based upon standardized consumer credit scoring criteria. In addition, students who do not meet the Company’s minimum underwriting standards are generally required to obtain a credit-worthy co-borrower. Approximately 50 percent of the Company’s Private Education Loans have a co-borrower.

Private Education Loans are not federally guaranteed nor insured against any loss of principal or interest. Traditional student borrowers use the proceeds of these loans to obtain higher education. The Company believes the borrowers’ repayment capability improves between the time the loan is made and the time they enter the post-education work force. The Company generally allows the loan repayment period on traditional higher education Private Education Loans to begin six months after the borrower leaves school (consistent with FFELP loans). This provides the borrower time after graduation to obtain a job to service the debt. For

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

3.	Student Loans (Continued)

borrowers that need more time or experience other hardships, the Company permits additional delays in payment or partial payments (both referred to as forbearances) when it believes additional time will improve the borrower’s ability to repay the loan. Forbearance is also granted to borrowers who may experience temporary hardship after entering repayment, when the Company believes that it will increase the likelihood of ultimate collection of the loan.

Forbearance does not grant any reduction in the total repayment obligation (principal or interest) but does allow for the temporary cessation of borrower payments (on a prospective and/or retroactive basis) or a reduction in monthly payments for an agreed period of time. The forbearance period extends the original term of the loan. While the loan is in forbearance, interest continues to accrue and is recorded in interest income in the accompanying consolidated financial statements, and is capitalized as principal upon the loan re-entering repayment status. Loans exiting forbearance into repayment status are considered current regardless of their previous delinquency status.

As of December 31, 2006 and 2005, 61 percent and 60 percent, respectively, of the Company’s on-balance sheet student loan portfolio was in repayment.

The estimated weighted average life of student loans in the Company’s portfolio was approximately 9.7 years and 9.4 years at December 31, 2006 and 2005, respectively. The following table reflects the distribution of the Company’s student loan portfolio by program.

	December 31,		Year Ended
	2006		December 31, 2006
				Average
				Effective
	Ending	% of	Average	Interest
	Balance	Balance	Balance	Rate

FFELP Stafford and Other Student Loans, net(1)	$24,840,464	26%	$21,151,871	6.66%
FFELP Consolidation Loans, net	61,324,008	64	55,119,011	6.43
Private Education loans, net	9,755,289	10	8,585,270	11.90

Total student loans, net(2)	$95,919,761	100%	$84,856,152	7.04%

	December 31,		Year Ended
	2005		December 31, 2005
				Average
				Effective
	Ending	% of	Average	Interest
	Balance	Balance	Balance	Rate

FFELP Stafford and Other Student Loans, net(1)	$19,988,116	24%	$20,719,942	4.90%
FFELP Consolidation Loans, net	54,858,676	67	47,082,001	5.31
Private Education loans, net	7,756,770	9	6,921,975	9.16

Total student loans, net(2)	$82,603,562	100%	$74,723,918	5.55%

(1)	The FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

(2)	The total student loan balance includes net unamortized premiums/discounts of $1,198,404 and $909,417 as of December 31, 2006 and 2005, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Student Loan Losses

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

The following table summarizes changes in the allowance for student loan losses for both the Private Education Loan and federally insured student loan portfolios for the years ended December 31, 2006, 2005, and 2004.

	Years Ended December 31,
	2006	2005	2004

Balance at beginning of period	$219,062	$179,664	$211,709
Provisions for student loan losses	271,890	187,693	133,123
Charge-offs	(164,600)	(157,947)	(117,441)
Recoveries	22,599	19,580	14,138

Net charge-offs	(142,001)	(138,367)	(103,303)
Reductions for student loan sales and securitizations	(20,290)	(9,928)	(35,887)
Reduction in federal Risk Sharing allowance/provision for EP designation	—	—	(32,709)
Other	—	—	6,731

Balance at end of period	$328,661	$219,062	$179,664

In addition to the provisions for student loan losses, provisions for other losses totaled $15 million, $15 million, and $11 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Allowance for Private Education Loan Losses

The Company’s allowance for Private Education Loan losses is an estimate of losses in the portfolio at the balance sheet date that will be charged off in subsequent periods. The maturing of the Company’s Private Education Loan portfolios has provided more historical data on borrower default behavior such that those portfolios can now be analyzed to determine the effects that the various stages of delinquency have on borrower default behavior and ultimate charge-off. In 2005, the Company changed its estimate of the allowance for loan losses to include a migration analysis of delinquent and current accounts, in addition to other considerations. A migration analysis is a technique used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge off. Previously, the Company calculated its allowance for Private Education Loan losses by estimating the probable losses in the portfolio based primarily on loan characteristics and where pools of loans were in their life with less emphasis on current delinquency status of the loan. Also, in the prior methodology for calculating the allowance, some loss rates were based on proxies and extrapolations of FFELP loan loss data.

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

The Company’s loss estimates are based on a loss emergence period of two years, including when the borrowers are in school. The Company’s collection policies allow for periods of nonpayment, or modified repayment, for borrowers requesting additional payment grace periods upon leaving school or experiencing temporary difficulty meeting payment obligations. This is referred to as forbearance status. The loss emergence period is in alignment with the Company’s typical collection cycle and the Company takes into account these periods of nonpayment.

The following table summarizes changes in the allowance for student loan losses for Private Education Loans for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004

Allowance at beginning of year	$204,112	$171,886	$165,716
Provision for Private Education Loan losses	257,983	185,078	129,768
Change in net loss estimate	—	(8,296)	—

Total provision	257,983	176,782	129,768
Other	—	—	372
Charge-offs	(159,560)	(153,994)	(110,271)
Recoveries	22,599	19,366	14,007

Net charge-offs	(136,961)	(134,628)	(96,264)
Balance before securitization of Private Education Loans	325,134	214,040	199,592
Reduction for securitization of Private Education Loans	(16,788)	(9,928)	(27,706)

Allowance at end of year	$308,346	$204,112	$171,886

Net charge-offs as a percentage of average loans in repayment	3.22%	4.14%	3.57%
Allowance as a percentage of the ending total loan balance	3.06%	2.56%	3.07%
Allowance as a percentage of the ending loans in repayment	6.36%	5.57%	6.05%
Allowance coverage of net charge-offs	2.25	1.52	1.79
Average total loans	$8,585,270	$6,921,975	$4,794,782
Ending total loans	$10,063,635	$7,960,882	$5,591,497
Average loans in repayment	$4,256,780	$3,252,238	$2,696,818
Ending loans in repayment	$4,851,305	$3,662,255	$2,842,220

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

Allowance for FFELP Student Loan Losses

The Company maintains an allowance for Risk Sharing loan losses on its FFELP portfolio. Since October 2005, the Company has qualified for the EP designation which at that time ended the Risk Sharing on the Company’s FFELP loans. Subsequently, the Reconciliation Legislation reinstated a one-percent Risk Sharing under EP designation for claims filed on or after July 1, 2006. In response to this decrease in insurance levels, the Company established an additional $10 million Risk-Sharing allowance as of December 31, 2005 for an estimate of losses on FFELP student loans based on the one-percent reduction in default insurance for servicers with the EP designation. At December 31, 2006, the allowance was $20 million.

Delinquencies

The table below shows the Company’s Private Education Loan delinquency trends as of December 31, 2006, 2005 and 2004. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	December 31,
	2006		2005		2004
	Balance	%	Balance	%	Balance	%
(Dollars in millions)

Loans in-school/grace/deferment(1)	$5,218		$4,301		$2,787
Loans in forbearance(2)	359		303		166
Loans in repayment and percentage of each status:
Loans current	4,214	86.9%	3,311	90.4%	2,555	89.9%
Loans delinquent 31-60 days(3)	250	5.1	166	4.5	124	4.4
Loans delinquent 61-90 days	132	2.7	77	2.1	56	2.0
Loans delinquent greater than 90 days	255	5.3	108	3.0	107	3.7

Total Private Education Loans in repayment	4,851	100%	3,662	100%	2,842	100%

Total Private Education Loans, gross	10,428		8,266		5,795
Private Education Loan unamortized discount	(365)		(305)		(203)

Total Private Education Loans	10,063		7,961		5,592
Private Education Loan allowance for losses	(308)		(204)		(172)

Private Education Loans, net	$9,755		$7,757		$5,420

Percentage of Private Education Loans in repayment	46.5%		44.3%		49.0%

Delinquencies as a percentage of Private Education Loans in repayment	13.1%		9.6%		10.1%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing procedures and policies.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

5.	Investments

A summary of investments and restricted investments as of December 31, 2006 and 2005 follows:

	December 31, 2006
		Gross		Gross
	Amortized	Unrealized		Unrealized	Market
	Cost	Gains		Losses	Value

Investments
Available-for-sale
U.S. Treasury and other U.S. government agency obligations:
U.S. Treasury backed securities	$1,292,121	$137,317		$—	$1,429,438
U.S. Treasury securities and other U.S. government agency obligations	41,237	—		(536)	40,701
Other securities:
Asset-backed securities	46,291	159		—	46,450
Commercial paper and asset-backed commercial paper	943,306	—		—	943,306
Corporate notes	4,177	50		(1)	4,226

Total investment securities available-for-sale	$2,327,132	$137,526	(1)	$(537)	$2,464,121

Restricted Investments
Available-for sale
U.S. Treasury and other U.S. government agency obligations	$77,837	$47		$(1,185)	$76,699
Third party repurchase agreements	83,800	—		—	83,800
Guaranteed investment contracts	91,662	—		—	91,662
Corporate notes	9,933	—		(28)	9,905
Asset-backed securities	28,209	55		—	28,264
Other	13,373	74		—	13,447

Total available-for-sale restricted investments	$304,814	$176		$(1,213)	$303,777

Held-to-maturity
Guaranteed investment contracts	$7,190	$—		$—	$7,190
Other securities	406	—		—	406

Total held-to-maturity restricted investments	$7,596	$—		$—	$7,596

(1)	Includes unrealized gains totaling $8 million for the investments designated as the hedged items in a SFAS No. 133 fair value hedge. These gains have been recorded in the “gains (losses) on derivative hedging activities, net” line on the income statement along with the gain (loss) related to the derivatives hedging such investments.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

5.	Investments (Continued)

	December 31, 2005
		Gross		Gross
	Amortized	Unrealized		Unrealized	Market
	Cost	Gains		Losses	Value

Investments
Available-for-sale
U.S. Treasury and other U.S. government agency obligations:
U.S. Treasury backed securities	$1,331,268	$251,045		$—	$1,582,313
U.S. Treasury securities	248	—		—	248
U.S. government agency obligations	12,392	—		(225)	12,167
State and political subdivisions of the U.S.:
Student loan revenue bonds	8,138	76		—	8,214
Other securities:
Certificates of Deposit	190,250	—		—	190,250
Asset-backed securities	64,121	241		—	64,362
Commercial paper	118,684	—		—	118,684
Repurchase agreements	118,511	—		—	118,511
Other securities	176	266		—	442

Total investment securities available-for-sale	$1,843,788	$251,628	(1)	$(225)	$2,095,191

Restricted Investments
Trading
U.S. Treasury and other U.S. government agency obligations:
U.S. Treasury securities	$145	$1		$—	$146

Total trading restricted investments	$145	$1		$—	$146

Available-for sale
U.S. Treasury and other U.S. government agency obligations	$180,466	$—		$(2,916)	$177,550
Third party repurchase agreements	100,500	—		—	100,500
Guaranteed investment contracts	129,112	—		—	129,112
Commercial paper	49,892	—		—	49,892

Total available-for-sale restricted investments	$459,970	$—		$(2,916)	$457,054

Held-to-maturity
Guaranteed investment contracts	$7,190	$66		$(14)	$7,242
Other securities	15,646	—		—	15,646

Total held-to-maturity restricted investments	$22,836	$66		$(14)	$22,888

(1)	Includes unrealized gains totaling $38 million for the investments designated as the hedged items in a SFAS No. 133 fair value hedge. These gains have been recorded in the “gains (losses) on derivative hedging activities, net” line on the income statement along with the gain (loss) related to the derivatives hedging such investments.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

5.	Investments (Continued)

In addition to the restricted investments detailed above, at December 31, 2006 and 2005 the Company had restricted cash of $3.1 billion and $2.8 billion, respectively.

As of December 31, 2006 and 2005, $87 million and $141 million of the net unrealized gain (after tax) related to available-for-sale investments was included in accumulated other comprehensive income. As of December 31, 2006 and 2005, $418 million (of which $53 million is in restricted cash and investments on the balance sheet) and $666 million (market value), respectively, of available-for-sale investment securities were pledged as collateral.

The Company sold available-for-sale securities with a fair value of $26 million, $625 million, and $124 million for the years ended December 31, 2006, 2005, and 2004, respectively. Realized gains/(losses) were $(1) million, $1 million and $0 for the years ended December 31, 2006, 2005, and 2004, respectively. The cost basis for these securities was determined through specific identification of the securities sold.

As of December 31, 2006, the stated maturities for the investments (including restricted investments) are shown in the following table:

	December 31, 2006
	Held-to-	Available-for-
	maturity	Sale	Other

Year of Maturity
2007	$862	$1,756,368	$—
2008	—	413,300	—
2009	828	435,180	—
2010	406	7,446	14,878
2011	—	7,231	9,752
2012-2016	—	3,505	47,032
After 2016	5,500	144,868	27,668

Total(1)	$7,596	$2,767,898	$99,330

(1)	Available-for-sale securities in the above table are stated at fair value.

At December 31, 2006 and 2005, the Company also had other investments of $99 million and $274 million, respectively. These investments included leveraged leases discussed below.

At December 31, 2006 and 2005, the Company had investments in leveraged leases, net of impairments, totaling $93 million and $103 million, respectively, and direct financing leases totaling $16 million and $19 million, respectively, that are general obligations of American Airlines and Federal Express Corporation. The direct financing leases are carried in other assets on the balance sheet. In 2005 and 2004, the Company recorded after-tax impairments of $25 million and $17 million to reflect the impairment of an aircraft leased to Northwest Airlines and Delta Airlines, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

6.	Goodwill and Acquired Intangible Assets

Intangible assets include the following:

	Average	As of December 31, 2006
	Amortization		Accumulated
	Period	Gross	Amortization	Net
(Dollars in millions)

Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$367	$(115)	$252
Tax exempt bond funding	10 years	46	(37)	9
Software and technology	7 years	94	(62)	32
Non-compete agreements	2 years	12	(9)	3

Total		519	(223)	296
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	106	—	106

Total acquired intangible assets		$625	$(223)	$402

	Average	As of December 31, 2005
	Amortization		Accumulated
	Period	Gross	Amortization	Net
(Dollars in millions)

Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$256	$(76)	$180
Tax exempt bond funding	10 years	67	(25)	42
Software and technology	7 years	80	(51)	29
Non-compete agreements	2 years	11	(8)	3

Total		414	(160)	254
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	78	—	78

Total acquired intangible assets		$492	$(160)	$332

The Company recorded intangible amortization of acquired intangibles totaling $69 million, $61 million, and $36 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company will continue to amortize its intangible assets with definite useful lives over their remaining estimated useful lives. The Company estimates amortization expense associated with these intangible assets will be $74 million, $53 million, $37 million, $31 million and $22 million for the years ended December 31, 2007, 2008, 2009, 2010 and 2011, respectively.

On August 22, 2006, the Company acquired Upromise for approximately $308 million including cash consideration and certain acquisition costs. Upromise markets and administers saving-for-college plans and also provides administration services for college savings plans. The excess purchase price over the fair value of net assets acquired, or goodwill, is approximately $151 million.

In connection with the Company’s acquisition of Southwest Student Services Corporation and Washington Transferee Corporation, the Company acquired certain tax exempt bonds that enable the Company to earn a 9.5 percent SAP rate on student loans funded by those bonds in indentured trusts. In 2006, the Company

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

6.	Goodwill and Acquired Intangible Assets (Continued)

recognized an intangible impairment of $21 million due to changes in projected interest rates used to initially value the intangible asset and to a regulatory change that restricts the loans on which the Company is entitled to earn a 9.5 percent yield. This impairment charge was recorded to operating expense in the Lending segment.

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

In 2005, the Company acquired one debt management company and closed on the second step of the acquisitions of a majority owned debt management company and a majority owned student lending business as described in Note 11, “Acquisitions.” During 2005, the Company also finalized the purchase price allocations associated with its 2004 acquisitions, respectively, and adjusted goodwill for certain earn-out payments and allocations associated with these prior acquisitions.

A summary of changes in the Company’s goodwill by reportable segment is as follows:

	December 31,		December 31,
	2005	Acquisitions	2006
(Dollars in millions)

Lending	$410	$(4)	$406
Debt Management Operations	299	50	349
Corporate and Other	64	151	215

Total	$773	$197	$970

	December 31,		December 31,
	2004	Acquisitions	2005
(Dollars in millions)

Lending	$440	$(30)	$410
Debt Management Operations	206	93	299
Corporate and Other	57	7	64

Total	$703	$70	$773

7.	Short-Term Borrowings

Short-term borrowings have a remaining term to maturity of one year or less. The following tables summarize outstanding short-term borrowings at December 31, 2006 and 2005, the weighted average interest

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Short-Term Borrowings (Continued)

rates at the end of each period, and the related average balances and weighted average interest rates during the periods.

			Year Ended
	December 31, 2006		December 31, 2006
		Weighted		Weighted
		Average		Average
	Ending	Interest	Average	Interest
	Balance	Rate	Balance	Rate

Short-term deposits	$—	—%	$992	4.68%
Floating rate notes	248,735	5.17	174,606	5.03
Commercial paper	—	—	81,678	4.44
Short-term portion of long-term borrowings	3,279,528	5.51	3,644,479	4.75

Total short-term borrowings	$3,528,263	5.48%	$3,901,755	4.75%

Maximum outstanding at any month end	$4,819,009

			Year Ended
	December 31, 2005		December 31, 2005
		Weighted		Weighted
		Average		Average
	Ending	Interest	Average	Interest
	Balance	Rate	Balance	Rate

Short-term deposits	$1,000	4.66%	$8	4.36%
Floating rate notes	3,367	4.16	161,549	2.80
Commercial paper	—	—	345,236	3.10
Short-term portion of long-term borrowings	3,805,288	4.36	4,010,259	3.49

Total short-term borrowings	$3,809,655	4.36%	$4,517,052	3.43%

Maximum outstanding at any month end	$5,516,177

To match the interest rate and currency characteristics of its borrowings with the interest rate and currency characteristics of its assets, the Company enters into interest rate and foreign currency swaps with independent parties. Under these agreements, the Company makes periodic payments, generally indexed to the related asset rates, or rates which are highly correlated to the asset rates, in exchange for periodic payments, which generally match the Company’s interest obligations on fixed or variable rate notes (see Note 10, “Derivative Financial Instruments”). Payments and receipts on the Company’s interest rate and currency swaps are not reflected in the above tables.

As of December 31, 2006, the Company has $6.5 billion in revolving credit facilities which provide liquidity support for general corporate purposes including backup for its commercial paper program. The Company has never drawn on these facilities. The facilities include a $1.0 billion 5-year revolving credit facility maturing in October 2008, a $1.5 billion 5-year revolving credit facility maturing in October 2009, a $2.0 billion 5-year revolving credit facility maturing in October 2010, and a $2.0 billion 5-year revolving credit facility maturing in October 2011. Interest on these facilities is based on LIBOR plus a spread that is determined by the amount of the facility utilized and the Company’s credit rating.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

8.	Long-Term Borrowings

The following tables summarize outstanding long-term borrowings at December 31, 2006 and 2005, the weighted average interest rates at the end of the periods, and the related average balances during the periods.

	December 31, 2006		Year Ended
		Weighted	December 31,
		Average	2006
	Ending	Interest	Average
	Balance	Rate	Balance

Floating rate notes:
U.S. dollar denominated:
Interest bearing, due 2008-2047	$66,762,440	5.37%	$57,790,533
Non U.S. dollar denominated:
Australian dollar-denominated, due 2009-2011	625,708	6.73	400,155
Euro-denominated, due 2008-2041	8,402,868	3.76	6,842,358
Singapore dollar-denominated, due 2009	30,000	3.76	30,000
Sterling-denominated, due 2008-2039	975,191	5.36	887,042
Japanese yen-denominated, due 2009	42,391	.55	35,423
Hong Kong dollar-denominated, due 2011	113,592	4.38	51,967
Swedish krona-denominated, due 2009-2011	293,441	3.22	82,371
Canadian dollar-denominated, due 2011	229,885	4.57	38,419

Total floating rate notes	77,475,516	5.19	66,158,268
Fixed rate notes:
U.S. dollar denominated:
Interest bearing, due 2008-2043	13,418,722	4.96	13,612,920
Non U.S. dollar denominated:
Australian dollar-denominated, due 2009-2012	624,790	5.76	576,201
Canadian dollar-denominated, due 2009-2011	977,318	4.41	869,329
Euro-denominated, due 2008-2039	6,425,413	3.36	5,383,844
Hong Kong dollar-denominated, due 2010-2016	170,110	4.62	150,946
Japanese yen-denominated, due 2009-2035	962,307	1.75	871,446
Singapore dollar-denominated, due 2014	68,944	3.44	58,843
Sterling-denominated, due 2008-2039	3,883,777	4.64	3,355,913
Swiss franc-denominated, due 2009	162,872	2.61	161,568
New Zealand dollar-denominated, due 2010	204,886	6.75	212,718
Mexican peso-denominated, due 2016	95,619	8.40	34,585
Swedish krona-denominated, due 2011	88,257	3.08	14,162

Total fixed rate notes	27,083,015	4.42	25,302,475

Total long-term borrowings	$104,558,531	4.99%	$91,460,743

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

8.	Long-Term Borrowings (Continued)

	December 31, 2005		Year Ended
		Weighted	December 31,
		Average	2005
	Ending	Interest	Average
	Balance	Rate	Balance

Floating rate notes:
U.S. dollar denominated:
Interest bearing, due 2007-2047	$56,340,243	4.41%	$49,708,841
Non U.S. dollar denominated:
Australian dollar — denominated, due 2009-2010	389,035	5.98	210,264
Euro — denominated, due 2007-2041	6,165,689	2.42	4,727,401
Singapore dollar — denominated, due 2009	30,000	3.45	30,000
Sterling-denominated, due 2007-2039	774,833	4.78	725,025

Total floating rate notes	63,699,800	4.23	55,401,531
Fixed rate notes:
U.S. dollar denominated:
Interest bearing, due 2007-2043	13,396,025	4.87	13,211,202
Non U.S. dollar denominated:
Australian dollar-denominated, due 2009-2012	566,402	6.34	402,749
Canadian dollar-denominated, due 2009-2010	552,612	4.11	251,804
Euro-denominated, due 2007-2039	5,293,439	4.08	4,714,596
Hong Kong dollar-denominated, due 2010-2015	139,267	4.67	82,710
Japanese yen-denominated, due 2009-2035	728,350	1.78	575,460
Singapore dollar-denominated, due 2014	60,837	3.90	58,822
Sterling-denominated, due 2007-2039	3,326,647	5.21	2,986,037
Swiss franc-denominated, due 2009	153,888	2.75	161,411
New Zealand dollar-denominated, due 2010	201,823	6.85	111,776

Total fixed rate notes	24,419,290	4.67	22,556,567

Total long-term borrowings	$88,119,090	4.35%	$77,958,098

At December 31, 2006 and 2005, the Company had $55.1 billion and $47.2 billion, respectively, of long-term debt outstanding (cost basis), which is on-balance sheet secured securitization trust debt (including asset-backed commercial paper). The Company also had $2.9 billion and $3.4 billion of long-term debt outstanding as of December 31, 2006 and 2005, respectively, related to additional secured, limited obligation or non-recourse borrowings related to several indenture trusts. The face value of on-balance sheet student loans that secured this debt was $56 billion and $52 billion as of December 31, 2006 and 2005, respectively.

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

interest rate and foreign currency swaps are not reflected in the tables above. The Company swaps all foreign currency denominated debt to U.S dollars except when funding foreign denominated assets.

Included in long-term debt is $2 billion aggregate principal amount of 32-year unsecured senior convertible debentures that are convertible, under certain conditions, into shares of SLM common stock, at an initial conversion price of $65.98. The investors generally can only convert the debentures if the Company’s stock price has appreciated to 130 percent of the conversion price ($85.77) for a prescribed period, or the Company calls the debentures. The convertible debentures bear interest at a floating rate equal to three-month LIBOR minus .05 percent, until July 25, 2007, after which, the debentures can pay additional contingent interest under certain circumstances. Beginning on July 25, 2007, the Company may call the debentures and the investors may put the debentures, subject to certain conditions. Since the investors do not have the unilateral right to put the bonds to the Company, they are classified as long-term in the Company’s balance sheet.

At December 31, 2006, the Company had outstanding long-term borrowings with call features totaling $11.4 billion, and had $5.8 billion of outstanding long-term borrowings that are putable by the investor to the Company prior to the stated maturity date. Generally, these instruments are callable and putable at the par amount. As of December 31, 2006, the stated maturities (for putable debt, the stated maturity date is the put date) and maturities if accelerated to the call dates for long-term borrowings are shown in the following table:

	December 31, 2006
	Stated	Maturity to
	Maturity(1)	Call Date(1)

Year of Maturity
2007	$4,156,247	$8,045,376
2008	14,389,052	14,943,505
2009	15,294,665	15,832,060
2010	10,818,992	10,828,479
2011	11,040,837	11,189,886
2012	6,131,996	6,140,539
2013-2047	41,621,551	36,473,495

	103,453,340	103,453,340
SFAS No. 133 (gains) losses on derivative hedging activities	1,105,191	1,105,191

	$104,558,531	$104,558,531

(1)	The Company views its on-balance sheet securitization trust debt as long-term based on the contractual maturity dates and projects the expected principal paydowns based on the Company’s current estimates regarding loan prepayment speeds. The projected principal paydowns of $4.2 billion shown in year 2007 relate to the on-balance sheet securitization trust debt.

9.	Student Loan Securitization

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

The following table summarizes the Company’s securitization activity for the years ended December 31, 2006, 2005 and 2004. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on balance sheet.

	Years Ended December 31,
	2006				2005				2004
		Loan				Loan				Loan
	No. of	Amount	Pre-Tax	Gain	No. of	Amount	Pre-Tax	Gain	No. of	Amount	Pre-Tax	Gain
(Dollars in millions)	Transactions	Securitized	Gain	%	Transactions	Securitized	Gain	%	Transactions	Securitized	Gain	%

Securitizations — sales:
FFELP Stafford and Other Student Loans	2	$5,004	$17	.3%	3	$6,533	$68	1.1%	4	$10,002	$134	1.3%
FFELP Consolidation Loans	4	9,503	55	.6	2	4,011	31	.8	—	—	—	—
Private Education Loans	3	5,088	830	16.3	2	3,005	453	15.1	2	2,535	241	9.5

Total securitizations — sales	9	19,595	$902	4.6%	7	13,549	$552	4.1%	6	12,537	$375	3.0%

Securitizations — financings:
Asset-backed commercial paper(1)	—	—			—	—			1	4,186
FFELP Consolidation Loans(2)	4	12,506			5	12,503			6	17,124

Total securitizations — financings	4	12,506			5	12,503			7	21,310

Total securitizations	13	$32,101			12	$26,052			13	$33,847

(1)	The Company’s asset backed commercial paper program is a revolving multi-seller conduit that allows the Company to borrow up to $6 billion subject to annual extensions. The Company may purchase loans out of this trust at its discretion and as a result, the trust does not qualify as a QSPE and is accounted for on balance sheet as a VIE.

(2)	In certain FFELP Consolidation Loan securitization structures, there are certain terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as variable entities (“VIEs”). The terms that are present within these structures that prevent sale treatment are: (1) the Company may hold certain rights that can affect the remarketing of certain bonds, (2) the trust may enter into interest rate cap agreements after initial settlement of the securitization which do not relate to the reissuance of third party beneficial interests and (3) the Company may hold an unconditional call option related to a certain percentage of the securitized assets.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Student Loan Securitization (Continued)

Key economic assumptions used in estimating the fair value of the Residual Interests at the date of securitization resulting from the student loan securitization sale transactions completed during the years ended December 31, 2006, 2005 and 2004 were as follows:

	Years Ended December 31,
	2006					2005						2004
		FFELP		Private				FFELP		Private				FFELP	Private
	FFELP	Consolidation		Education		FFELP		Consolidation		Education		FFELP		Consolidation	Education
	Stafford	Loans		Loans		Stafford		Loans		Loans		Stafford		Loans(2)	Loans

Prepayment speed (annual rate)(1)	*	6%		4%		**		6%		4%		***		—	6%
Weighted average life	3.7 yrs.	8.2 y	rs.	9.4 y	rs.	3.8 y	rs.	7.9 y	rs.	8.9 y	rs.	4.2 y	rs	—	7.2 y	rs.
Expected credit losses (% of principal securitized)	.15%	.19%		4.79%		—%		—%		4.41%		.12%		—	4.72%
Residual cash flows discounted at (weighted average)	12.4%	10.8%		12.9%		12.2%		10.1%		12.3%		12.0%		—	12.1%

(1)	The prepayment assumptions include the impact of projected defaults.

(2)	No securitizations in the period, or such securitizations did not qualify for sale treatment.

*	20 percent for 2006, 15 percent for 2007, and 10 percent thereafter.

**	Securitizations through August 2005 used a Constant Prepayment Rate (“CPR”) of 20 percent for 2005, 15 percent for 2006 and 6 percent thereafter. Securitizations from September 2005 through December 2005 used a CPR of 30 percent for 2005, 20 percent for 2006, 15 percent for 2007 and 10 percent thereafter.

***	Securitizations through August 2004 used a CPR of 20 percent for 2004, 15 percent for 2005 and 6 percent thereafter. Securitizations from September 2004 through December 2004 used a CPR of 20 percent for 2004 through 2005, 15 percent for 2006 and 6 percent thereafter.

The following table summarizes cash flows received from or paid to the off-balance sheet securitization trusts during the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
(Dollars in millions)

Net proceeds from new securitizations completed during the period	$19,521	$13,523	$12,476
Purchases of delinquent Private Education Loans from securitization trusts	(72)	(63)	(33)
Servicing fees received(1)	327	320	319
Cash distributions from trusts related to Residual Interests	598	630	844

(1)	The Company receives annual servicing fees of 90 basis points, 50 basis points and 70 basis points of the outstanding securitized loan balance related to its FFELP Stafford, FFELP Consolidation Loan and Private Education Loan securitizations, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Student Loan Securitization (Continued)

Residual Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of December 31, 2006 and 2005.

	As of December 31, 2006
		FFELP
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts		Total
(Dollars in millions)

Fair value of Residual Interests(2)	$701	$676	$1,965		$3,342
Underlying securitized loan balance(3)	14,794	17,817	13,222		45,833
Weighted average life	2.9 yrs.	7.3 yrs.	7.2 yrs.
Prepayment speed (annual rate)(4)
Interim status(5)	0%	N/A	0%
Repayment status(5)	0-43%	3-9%	4-7%
Life of loan — repayment status(5)	24%	6%	6	%(7)
Expected credit losses (% of student loan principal)	.06%	.07%	4.36%
Residual cash flows discount rate	12.6%	10.5%	12.6%

	As of December 31, 2005
			FFELP
	FFELP		Consolidation	Private
	Stafford and		Loan	Education
	PLUS		Trusts(1)	Loan Trusts	Total
(Dollars in millions)

Fair value of Residual Interests(2)	$774		$483	$1,149	$2,406
Underlying securitized loan balance(3)	20,372		10,272	8,946	39,590
Weighted average life	2.7 yrs.		8.0 yrs.	7.8 yrs.
Prepayment speed (annual rate)(4)	10%-20	%(6)	6%	4%
Expected credit losses (% of student loan principal)	.14%		.23%	4.74%
Residual cash flows discount rate	12.3%		10.3%	12.4%

(1)	Includes $151 million and $235 million related to the fair value of the Embedded Floor Income as of December 31, 2006 and 2005, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the paydown of the underlying loans.
(2)	At December 31, 2006 and 2005, the Company had unrealized gains (pre-tax) in accumulated other comprehensive income of $389 million and $370 million, respectively.
(3)	In addition to student loans in off-balance sheet trusts, the Company had $48.6 billion and $40.9 billion of securitized student loans outstanding (face amount) as of December 31, 2006 and 2005, respectively, in on-balance sheet FFELP Consolidation Loan securitization trusts.
(4)	Effective December 31, 2006, the Company implemented CPR curves for Residual Interest valuations that are based on the number of months since entering repayment that better reflect the CPR as the loan seasons. Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Previously, the Company applied a CPR that was based on a static life of loan assumption, irrespective of seasoning, or, in the case of FFELP Stafford and PLUS loans, the Company used a vector approach in applying the CPR. The change in CPR methodology resulted in an immaterial change in the fair value of the Residual Interest. The CPR assumption used for all periods includes the impact of projected defaults.
(5)	The repayment status CPR depends on the number of months since first entering repayment or as the loan seasons through the portfolio. Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status.
(6)	The CPRs used for December 31, 2005 FFELP Stafford and PLUS valuations were 20 percent for 2006, 15 percent for 2007 and 10 percent thereafter.
(7)	During 2006, the Company and others in the industry began consolidating Private Education Loans. As a result, the Company experienced an increase in actual prepayment speeds primarily related to this new consolidation activity. The Company expects such consolidation activity to continue going forward and, as a result, the CPR assumption was increased from 4 percent to 6 percent as of December 31, 2006. As of December 31, 2006, $304 million of the $389 million in the accumulated other comprehensive income relates to the Private Education Loan trusts.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Student Loan Securitization (Continued)

For the years ended December 31, 2006, 2005 and 2004 the Company recorded impairment charges to the Retained Interests of $157 million, $260 million and $80 million, respectively. These impairment charges were primarily the result of FFELP Stafford loans prepaying faster than projected through loan consolidation ($104 million, $256 million and $47 million for the years ended December 31, 2006, 2005 and 2004, respectively), and the effect of market interest rates on the Embedded Floor Income which is part of the Retained Interest ($53 million, $4 million and $33 million for the years ended December 31, 2006, 2005 and 2004, respectively). The level and timing of FFELP Consolidation Loan activity is highly volatile, and in response the Company continues to revise its estimates of the effects of FFELP Consolidation Loan activity on the Company’s Retained Interests and it may result in additional impairment recorded in future periods if FFELP Consolidation Loan activity remains higher than projected.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Student Loan Securitization (Continued)

The following table reflects the sensitivity of the current fair value of the Retained Interests to adverse changes in the key economic assumptions used in the valuation of the Retained Interest at December 31, 2006, discussed in detail in the proceeding table. The effect of a variation in a particular assumption on the fair value of the Retained Interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities. These sensitivities are hypothetical, as the actual results could be materially different than these estimates.

	Year Ended December 31, 2006
	FFELP Stafford and	FFELP
	Other Student	Consolidation	Private Education
	Loan Trusts(5)	Loan Trusts(5)	Loan Trusts(5)
(Dollars in millions)

Fair value of Residual Interest (millions)	$701	$676 (1)	$1,965
Weighted-average life (in years)	2.9	7.3	7.2
Prepayment speed assumptions(2)
Interim status	0%	N/A	0%
Repayment status	0-43%	3-9%	4-7%
Life of loan — repayment status	24%	6%	6%
Impact on fair value of 5% absolute increase	$(56)	$(113)	$(276)
Impact on fair value of 10% absolute increase	$(101)	$(188)	$(482)
Expected credit losses (as a% of student loan principal)	.06%	.07%	4.36	%(3)
Impact on fair value of 5% absolute increase in default rate	$(12)	$(10)	$(268)
Impact on fair value of 10% absolute increase in default rate	$(25)	$(20)	$(535)
Residual cash flows discount rate	12.6%	10.5%	12.6%
Impact on fair value of 5% absolute increase	$(53)	$(123)	$(353)
Impact on fair value of 10% absolute increase	$(99)	$(213)	$(610)

Difference between Asset and Funding underlying indices(4)	3 month LIBOR forward curve at December 31, 2006 plus contracted spreads
Impact on fair value of 0.25% absolute increase in funding
index compared to asset index	$(102)	$(201)	$(6)
Impact on fair value of 0.50% absolute increase in funding index compared to asset index	$(203)	$(400)	$(13)

(1)	Certain consolidation trusts have $3.4 billion of non-U.S. dollar (Euro denominated) bonds outstanding. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly-rated counterparties. These swaps are in a $502 million gain position (in the aggregate) and $398 million position net of collateral posted as a result of the decline in the exchange rates between the U.S. dollar and the Euro. This unrealized market value gain is not part of the fair value of the Residual Interest in the table above. Not all derivatives within the trusts require the swap counterparties to post collateral to the respective trust for changes in market value, unless the trust’s swap counterparty’s credit rating has been withdrawn or has been downgraded below a certain level. If the swap counterparty does not post the required collateral or is downgraded further, the counterparty must find a suitable replacement counterparty or provide the trust with a letter of credit or a guaranty from an entity that has the required credit ratings. Ultimately, the Company’s exposure related to a swap counterparty failing to make its payments is limited to the fair value of the related trust’s Residual Interest which was $349 million as of December 31, 2006.
(2)	See previous table for details on CPR. Impact on fair value due to increase in prepayment speeds only increases the repayment status speeds. Interim status CPR remains 0%.
(3)	Expected credit losses are used to project future cash flows related to the Private Education Loan securitization’s Residual Interest. However, for all trusts settling prior to September 30, 2005, the Company, to date, has purchased loans at par when the loans reach 180 days delinquent prior to default under a contingent call option, resulting in no credit losses at the trust nor related to the Company’s Residual Interest. When the Company exercises its contingent call option and purchases the loan from the trust at par, the Company records a loss related to these loans that are now on the Company’s balance sheet. The Company recorded losses of $48 million, $32 million, and $27 million for the years ended December 31, 2006, 2005 and 2004, respectively, related to this activity. For all trusts settling after October 1, 2005 the Company does not hold this contingent call option. Credit losses, net of recoveries, for these trusts where the Company does not hold the contingent call option, were $2.1 million, and $0.2 million for the years ended December 31, 2006 and 2005, respectively.
(4)	Student loan assets are primarily indexed to a Treasury bill, commercial paper or a prime index. Funding within the trust is primarily indexed to a LIBOR index. Sensitivity analysis increases funding indexes as indicated while keeping asset underlying indexes fixed.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Student Loan Securitization (Continued)

(5)	In addition to the assumptions in the table above, the Company also projects the reduction in distributions that will result from the various benefit programs that exist related to consecutive on-time payments by borrowers. Related to the entire $3.3 billion Residual Interest there is $204 million (present value) of benefits projected which reduce the fair value.

The table below shows the Company’s off-balance sheet Private Education Loan delinquency trends as of December 31, 2006, 2005 and 2004.

	Off-Balance Sheet Private Education Loan Delinquencies
	December 31,		December 31,		December 31,
	2006		2005		2004
	Balance	%	Balance	%	Balance	%
(Dollars in millions)

Loans in-school/grace/deferment(1)	$5,608		$3,679		$2,622
Loans in forbearance(2)	822		614		334
Loans in repayment and percentage of each status:
Loans current	6,419	94.5%	4,446	95.6%	3,191	95.2%
Loans delinquent 31-60 days(3)	222	3.3	136	2.9	84	2.5
Loans delinquent 61-90 days	60	.9	35	.7	28	.8
Loans delinquent greater than 90 days	91	1.3	36	.8	49	1.5

Total off-balance sheet Private Education Loans in repayment	6,792	100%	4,653	100%	3,352	100%

Total off-balance sheet Private Education Loans, gross	$13,222		$8,946		$6,308

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

10.	Derivative Financial Instruments

Risk Management Strategy

The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. The Company’s goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets and liabilities (including the Residual Interest from off-balance sheet securitizations) so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation for the period the item is being hedged. The Company views this strategy as a prudent management of interest rate sensitivity. In addition, the Company utilizes derivative contracts to minimize the economic impact of changes in foreign currency exchange rates on certain debt obligations that are denominated in foreign currencies. As foreign currency exchange rates fluctuate, these liabilities will appreciate and depreciate in value. These fluctuations, to the extent the hedge relationship is effective, are offset by changes in the value of the cross-currency interest rate

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

10.	Derivative Financial Instruments (Continued)

swaps executed to hedge these instruments. Management believes certain derivative transactions entered into as hedges, primarily Floor Income Contracts, equity forward contracts, and basis swaps and Eurodollar futures contracts, are economically effective; however, those transactions generally do not qualify for hedge accounting under SFAS No. 133 (as discussed below) and thus may adversely impact earnings.

By using derivative instruments, the Company is exposed to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and/or stock prices. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, has no credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed periodically by the Company’s credit department. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements may be required as well. When the Company has more than one outstanding derivative transaction with a counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e. a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure represents the netting of the positive and negative exposures with the same counterparty. When there is a net negative exposure, the Company considers its exposure to the counterparty to be zero. At December 31, 2006 and 2005 the Company had a net positive exposure (derivative gain positions to the Company less collateral which has been posted by counterparties to the Company) related to corporate derivatives of $97 million and $12 million, respectively.

The Company’s on-balance sheet securitization trusts have $10.3 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2006. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly-rated counterparties. As of December 31, 2006, the net positive exposure on these swaps is $1.0 billion. As previously discussed, the Company’s corporate derivatives contain provisions which require collateral to be posted on a regular basis for changes in market values. The on-balance sheet trusts’ derivatives are structured such that swap counterparties are required to post collateral if their credit rating has been withdrawn or is below a certain level. If the swap counterparty does not post the required collateral or is downgraded further, the counterparty must find a suitable replacement counterparty or provide the trust with a letter of credit or a guaranty from an entity that has the required credit ratings. In addition to the credit rating requirement, trusts issued after November 2005 require the counterparty to post collateral due to a net positive exposure on cross-currency interest rate swaps, irrespective of their counterparty rating. The trusts, however, are not required to post collateral to the counterparty. As of December 31, 2006, counterparties have posted $101 million of collateral due to a net positive exposure from changes in market value and have posted $0 related to any credit rating downgrade as no downgrade triggers have been met. Ultimately, the Company’s exposure related to a swap counterparty failing to make its required payments is limited to the trust assets (primarily student loans and cash) which collateralize the outstanding bonds in the trust. Because the bonds outstanding generally are at parity with the assets that collateralize the bonds, even in periods of great stress in the foreign currency markets, the likelihood of a material loss is remote.

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

balance sheet assets and liabilities including the Residual Interests from off-balance sheet securitizations. In addition, the Company uses equity forward contracts based on the Company’s stock. The Company accounts for its derivatives under SFAS No. 133 which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. As more fully described below, if certain criteria are met, derivative instruments are classified and accounted for by the Company as either fair value or cash flow hedges. If these criteria are not met, the derivative financial instruments are accounted for as trading.

Fair Value Hedges

Fair value hedges are generally used by the Company to hedge the exposure to changes in fair value of a recognized fixed rate asset or liability. The Company enters into interest rate swaps to convert fixed rate assets into variable rate assets and fixed rate debt into variable rate debt. The Company also enters into cross-currency interest rate swaps to convert foreign currency denominated fixed and floating debt to U.S. dollar denominated variable debt. For fair value hedges, the Company generally considers all components of the derivative’s gain and/or loss when assessing hedge effectiveness and generally hedges changes in fair value due to interest rates or interest rates and foreign currency exchange rates or the total change in fair value.

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

Trading Activities

When instruments do not qualify as hedges under SFAS No. 133, they are accounted for as trading where all changes in fair value of the derivatives are recorded through earnings. The Company sells interest rate floors (Floor Income Contracts) to hedge the Embedded Floor Income options in student loan assets. The Floor Income Contracts are written options which under SFAS No. 133 have a more stringent effectiveness hurdle to meet. Therefore, these relationships do not satisfy hedging qualifications under SFAS No. 133, but are considered economic hedges for risk management purposes. The Company uses this strategy to minimize its exposure to changes in interest rates.

The Company also uses basis swaps to minimize earnings variability caused by having different reset characteristics on the Company’s interest-earning assets and interest-bearing liabilities. These swaps usually possess a term of up to 15 years with a pay rate indexed to 91-day Treasury bill, 3-month commercial paper, 52-week Treasury bill, LIBOR, Prime, or 1-year constant maturity Treasury rates. The specific terms and notional amounts of the swaps are determined based on management’s review of its asset/liability structure, its assessment of future interest rate relationships, and on other factors such as short-term strategic initiatives. SFAS No. 133 requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. The

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

10.	Derivative Financial Instruments (Continued)

Company’s basis swaps hedge variable interest rate risk, however they generally do not meet this effectiveness test because most of the Company’s FFELP student loans can earn at either a variable or a fixed interest rate depending on market interest rates. The Company also has basis swaps that do not meet the SFAS No. 133 effectiveness test that economically hedge off-balance sheet instruments. As a result, under GAAP these swaps are recorded at fair value with changes in fair value reflected currently in the income statement.

In addition, the Company enters into equity forward contracts (see Note 14, “Stockholders’ Equity,” for a further discussion of equity forward contracts). The Company utilizes the strategy to minimize exposure to fluctuations in the Company’s stock price and to better manage the cost of its share repurchases. In order to qualify as a hedge under SFAS No. 133, the hedged item must impact net income. In this case, the repurchase of the Company’s shares does not impact net income, therefore, the equity forwards do not qualify as a SFAS No. 133 hedge. The Company’s equity forward contracts provide for physical, net share or net cash settlement options. In addition, the Company may be required to unwind portions or all of a contract if the price of the Company’s common stock falls below a certain percentage of the strike price (usually between 50 percent and 65 percent) or if the Company’s credit rating falls below a pre-determined level. For equity forward contracts in effect as of December 31, 2006, the initial trigger price ranged from approximately $25.93 to $35.58 and the final trigger price ranged from $20.84 to $27.37.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

10.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at December 31, 2006 and 2005, and their impact on other comprehensive income and earnings for the years ended December 31, 2006, 2005 and 2004. At December 31, 2006 and 2005, $418 million (of which $53 million is in restricted cash and investments on the balance sheet) and $666 million (fair value), respectively, of available-for-sale investment securities and $28 million and $249 million, respectively, of cash were pledged as collateral against these derivative instruments.

	December 31,
	Cash Flow		Fair Value		Trading		Total
	2006	2005	2006	2005	2006	2005	2006	2005

Fair Values(1) (Dollars in millions)
Interest rate swaps	$(9)	$5	$(355)	$(347)	$(111)	$(48)	$(475)	$(390)
Floor/Cap contracts	—	—	—	—	(200)	(371)	(200)	(371)
Futures	—	—	—	—	—	(1)	—	(1)
Equity forwards	—	—	—	—	(213)	67	(213)	67
Cross currency interest rate swaps	—	—	1,440	(148)	—	—	1,440	(148)

Total	$(9)	$5	$1,085	$(495)	$(524)	$(353)	$552	$(843)

Notional Value (Dollars in billions)
Interest rate swaps	$2.1	$1.2	$15.6	$14.6	$162.0	$125.4	$179.7	$141.2
Floor/Cap contracts	—	—	—	—	21.5	41.8	21.5	41.8
Futures	.1	.1	—	—	.6	.6	.7	.7
Cross currency interest rate swaps	—	—	23.0	18.6	—	—	23.0	18.6
Other(2)	—	—	—	—	2.0	2.0	2.0	2.0

Total	$2.2	$1.3	$38.6	$33.2	$186.1	$169.8	$226.9	$204.3

Contracts (Shares in millions)
Equity forwards	—	—	—	—	48.2	42.7	48.2	42.7

(1)	Fair values reported are exclusive of collateral held and/or pledged.

(2)	“Other” consists of an embedded derivative bifurcated from the convertible debenture issuance that relates primarily to certain contingent interest and conversion features of the debt. The embedded derivative has had de minimis fair value since inception. (See Note 8, “Long-Term Borrowings.”)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

10.	Derivative Financial Instruments (Continued)

	Years Ended December 31,
	Cash Flow			Fair Value						Trading			Total
	2006	2005	2004	2006		2005		2004		2006	2005	2004	2006	2005	2004
(Dollars in millions)

Changes to accumulated other comprehensive income, net of tax
Hedge ineffectiveness reclassified to earnings	$—	$—	$9	$—		$—		$—		$—	$—	$—	$—	$—	$9
Change in fair value of cash flow hedges	(7)	(27)	22	—		—		—		—	—	—	(7)	(27)	22
Amortization of effective hedges(1)	12	25	26	—		—		—		—	—	—	12	25	26
Discontinued hedges	—	15	1	—		—		—		—	—	—	—	15	1

Change in accumulated other comprehensive income, net	$5	$13	$58	$—		$—		$—		$—	$—	$—	$5	$13	$58

Earnings Summary
Amortization of closed futures contracts’ gains/losses in interest expense(2)	$(19)	$(39)	$(40)	$—		$—		$—		$—	$—	$—	$(19)	$(39)	$(40)
Recognition of hedge losses related to GSE
Wind-Down	—	—	(10)	—		—		—		—	—	—	—	—	(10)
Gains (losses) on derivative and hedging activities — Realized(3)	—	—	(4)	—		—		—		(109)	(387)	(709)	(109)	(387)	(713)
Gains (losses) on derivative and hedging activities — Unrealized	—	—	—	13	(4)	(3	)(4)	(15	)(4)	(243)	637	1,577	(230)	634	1,562

Total earnings impact	$(19)	$(39)	$(54)	$13		$(3)		$(15)		$(352)	$250	$868	$(358)	$208	$799

(1)	The Company expects to amortize $2 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging the forecasted issuance of debt instruments that are outstanding as of December 31, 2006.

(2)	For futures contracts that qualify as SFAS No. 133 hedges where the hedged transaction occurs.

(3)	Includes net settlement income/expense related to trading derivatives and realized gains and losses related to derivative dispositions.

(4)	The change in fair value of cash flow and fair value hedges represents amounts related to ineffectiveness.

11.	Acquisitions

Upromise, Inc.

On August 22, 2006, the Company acquired 100 percent of the outstanding shares of Upromise for an initial purchase price of $308 million including cash consideration and certain acquisition costs. The acquisition was accounted for under the purchase method of accounting as defined in SFAS No. 141, and the purchase price has been preliminarily allocated to the fair values of the acquired tangible assets, liabilities and identifiable intangible assets as of the acquisition date as determined by an independent appraiser. This initial purchase price allocation resulted in excess purchase price over the fair value of net assets acquired, or goodwill, of approximately $151 million. Upromise markets and administers saving-for-college plans and also provides administration services for college savings plans. In conjunction with this transaction, the Company acquired all of Upromise’s operations, technology, and membership base.

Goodwill resulting from this transaction reflects the benefits the Company expects to derive from Upromise’s experienced management team and direct marketing channels for student loans and loan consolidations. Goodwill will be reviewed for impairment at least annually in accordance with SFAS No. 142, as discussed further in Note 6, “Goodwill and Acquired Intangible Assets.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

11.	Acquisitions (Continued)

Identifiable intangible assets at the acquisition date include the Upromise trade name, an indefinite life intangible asset, with an aggregate fair value of approximately $31 million as of the acquisition date. Definite life intangible assets with aggregate fair values of approximately $122 million as of the acquisition date consist primarily of participant, member and partner relationships, and member deposits. These definite life intangible assets will be amortized over one to 15 years depending on the economic benefit derived from each of the underlying assets.

The Company’s purchase price allocation as of December 31, 2006 is preliminary as the Company is awaiting the final results of a valuation that is being performed by an independent appraiser. The Company does not anticipate any significant differences between its preliminary purchase price allocation and the final allocation which the Company expects to complete by the end of the third quarter 2007.

The results of operations of Upromise have been included in the Company’s consolidated financial statements since the acquisition date and are reflected within the Company’s Corporate and Other business segment results as discussed further in Note 18, “Segment Reporting.” The acquisition and Upromise’s pro forma results of operations prior to the acquisition date were deemed immaterial to the Company’s consolidated financial statements.

AFS Holdings, LLC

On December 29, 2006, the Company acquired an additional 12 percent interest in AFS for a purchase price of approximately $51 million increasing the Company’s total purchase price for its 88 percent controlling interest to approximately $277 million including cash consideration and certain acquisition costs. AFS is a full-service, accounts receivable management company that purchases charged-off debt and performs third-party receivables servicing across a number of consumer asset classes. Under the terms of the September 2004 purchase agreement, the Company has the option to purchase the remaining 12 percent minority interest in AFS within the next year.

The results of operations of AFS have been included in the Company’s consolidated financial statements since the acquisition of the Company’s initial 64 percent interest on September 16, 2004 and are reflected within the Company’s DMO business segment results as discussed further in Note 18, “Segment Reporting.” The acquisition and AFS’s pro forma results of operations prior to the acquisition date were deemed immaterial to the Company’s consolidated financial statements.

The acquisition was accounted for under the purchase method of accounting as defined in SFAS No. 141. During 2006, the Company finalized its purchase price allocation associated with its December 2005 acquisition of an additional 12 percent interest in AFS. The initial purchase price of $59 million has been allocated to the fair values of the acquired tangible assets, liabilities assumed and identifiable intangible assets as of the acquisition date as determined by an independent appraiser. The final purchase price allocation resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of approximately $53 million. The preliminary purchase price allocation associated with the December 2006 acquisition of an additional 12 percent interest resulted in goodwill, of approximately $45 million increasing goodwill associated with the Company’s acquisition of AFS to $207 million. The remaining fair value of AFS’s assets and liabilities at each respective acquisition date was primarily allocated to purchased loan portfolios and other identifiable intangible assets.

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

DMO business segment. Goodwill will be reviewed for impairment at least annually in accordance with SFAS No. 142, as discussed further in Note 6, “Goodwill and Acquired Intangible Assets.”

Identifiable intangible assets at each respective acquisition date include AFS’s trade name, an indefinite life intangible asset, with an aggregate fair value of approximately $15 million as of the acquisition dates and definite life intangible assets with aggregate fair values of approximately $22 million as of the acquisition dates, $20 million of which is attributed to customer relationships.

GRP/AG Holdings, LLC

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

Student Loans

For both FFELP loans and Private Education Loans, fair value was determined by modeling loan level cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, and expected Borrower Benefits to be earned. In addition, the Floor Income component of the Company’s FFELP loan portfolio is valued through discounted cash flow and option models using both observable market inputs and internally developed inputs.

Other Loans

The fair values of warehousing and facilities financings were determined through standard bond pricing models using observable market inputs adjusted for credit spreads. The fair values of consumer and mortgage loans were determined by modeling cash flows aggregated by loan type using observable market inputs to determine portfolio yield, net present value and average life.

Cash and Investments (Including “Restricted”)

For all cash and cash equivalents, carrying value approximated fair value. Investments in U.S. Treasury securities, securities issued by U.S. government agencies, and corporate notes were valued using observable market prices. U.S. Treasury-backed securities and all other investments were valued through standard bond pricing models using observable market inputs adjusted for credit spreads.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

12.	Fair Values of Financial Instruments (Continued)

Short-term Borrowings and Long-term Borrowings

For borrowings with remaining maturities of three months or less, carrying value approximated fair value. The fair value of all other financial liabilities was determined through standard bond pricing models using observable market inputs adjusted for credit spreads specific to the Company; or quotes from broker/dealers.

Derivative Financial Instruments

The fair values of derivative financial instruments were determined by a combination of standard derivative pricing models using observable market inputs and quotes from counterparties.

Residual Interest

The fair value of the Residual Interest is internally calculated by discounting the projected cash flows to be received over the life of the trust. In projecting the cash flows to be received, the primary assumptions the Company makes relate to prepayment speeds and defaults and losses. These assumptions are developed internally. See Note 9, “Student Loan Securitization,” for further discussion regarding these assumptions.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

12.	Fair Values of Financial Instruments (Continued)

The following table summarizes the fair values of the Company’s financial assets and liabilities, including derivative financial instruments.

	December 31, 2006			December 31, 2005
	Fair	Carrying		Fair	Carrying
(Dollars in millions)	Value	Value	Difference	Value	Value	Difference

Earning assets
FFELP loans	$87,797	$86,165	$1,632	$76,492	$74,847	$1,645
Private Education Loans	12,063	9,755	2,308	9,189	7,757	1,432
Other loans	1,342	1,309	33	1,176	1,139	37
Cash and investments	8,608	8,608	—	8,168	8,168	—

Total earning assets	109,810	105,837	3,973	95,025	91,911	3,114

Interest bearing liabilities
Short-term borrowings	3,529	3,528	(1)	3,806	3,810	4
Long-term borrowings	104,613	104,559	(54)	88,220	88,119	(101)

Total interest bearing liabilities	108,142	108,087	(55)	92,026	91,929	(97)

Derivative financial instruments
Floor Income/Cap Contracts	(200)	(200)	—	(371)	(371)	—
Interest rate swaps	(475)	(475)	—	(390)	(390)	—
Cross currency interest rate swaps	1,440	1,440	—	(148)	(148)	—
Equity forwards	(213)	(213)	—	67	67	—
Futures contracts	—	—	—	(1)	(1)	—
Other
Residual interest in securitized assets	3,342	3,342	—	2,406	2,406	—

Excess of fair value over carrying value			$3,918			$3,017

13.	Commitments, Contingencies and Guarantees

JPMorgan Chase/Bank One Relationships

In 2005, the Company extended both its JPMorgan Chase and Bank One student loan and loan purchase commitments to August 31, 2010. This comprehensive agreement provides for the dissolution of the joint venture between Chase and Sallie Mae that had been making student loans under the Chase brand since 1996 and resolved a lawsuit filed by Chase on February 17, 2005. In consideration for extending the agreement, the Company received a $40 million payment that will be recognized over the life of the agreement.

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

Other Commitments

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

Commitments outstanding are summarized below:

	December 31,
	2006	2005

Student loan purchase commitments(1)(2)	$61,593,226	$50,701,995
Lines of credit	2,145,624	1,489,403

	$63,738,850	$52,191,398

The following schedule summarizes expirations of commitments to the earlier of call date or maturity date outstanding at December 31, 2006.

	Student Loan	Lines of
	Purchases(1)(2)	Credit	Total

2007	$19,163,244	$559,291	$19,722,535
2008	20,991,645	302,824	21,294,469
2009	2,372,421	353,974	2,726,395
2010	7,071,403	729,543	7,800,946
2011	2,724,898	199,992	2,924,890
2012	9,269,615	—	9,269,615

Total	$61,593,226	$2,145,624	$63,738,850

(1)	Includes amounts committed at specified dates under forward contracts to purchase student loans and estimated future requirements to acquire student loans from lending partners based on expected future volumes at contractually committed rates.

(2)	These commitments are not accounted for as derivatives under SFAS No. 133 as they do not meet the definition of a derivative due to the lack of a fixed and determinable purchase amount.

Contingencies

The Company is also subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed or the accuracy of the Company’s reports to credit bureaus. In addition, the collections subsidiaries in the Company’s debt management operation group are occasionally named in individual plaintiff or class action lawsuits in which the plaintiffs allege that the Company has violated a federal or state law in the process of collecting their account. Management believes that these claims, lawsuits and other actions will not have a material adverse effect on its business, financial condition or results of operations. Finally, from

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

13.	Commitments, Contingencies and Guarantees (Continued)

time to time, the Company receives information and document requests from state attorney generals concerning certain of its business practices. The Company’s practice has been and continues to be to cooperate with the state attorney generals and to be responsive to any such requests.

14.	Stockholders’ Equity

Preferred Stock

At December 31, 2006, the Company had 3.3 million shares of 6.97 percent Cumulative Redeemable Preferred Stock, Series A (the “Series A Preferred Stock”) and 4.0 million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”) outstanding. Neither series has a maturity date but can be redeemed at the Company’s option beginning November 16, 2009 for Series A, and on any dividend payment date on or after June 15, 2010 for Series B. Redemption would include any accrued and unpaid dividends up to the redemption date. The shares have no preemptive or conversion rights and are not convertible into or exchangeable for any of the Company’s other securities or property. Dividends on both series are not mandatory and are paid quarterly, when, as, and if declared by the Board of Directors. Holders of Series A Preferred Stock are entitled to receive cumulative, quarterly cash dividends at the annual rate of $3.485 per share. Holders of Series B Preferred Stock are entitled to receive quarterly dividends, based on 3-month LIBOR plus 70 basis points per annum in arrears, on and until June 15, 2011, increasing to 3-month LIBOR plus 170 basis points per annum in arrears, after and including the period beginning on June 15, 2011.

Upon liquidation or dissolution of the Company, holders of the Series A and Series B Preferred Stock are entitled to receive $50 and $100 per share, respectively, plus an amount equal to accrued and unpaid dividends for the then current quarterly dividend period, if any, pro rata, and before any distribution of assets are made to holders of the Company’s common stock.

Common Stock

The Company’s shareholders have authorized the issuance of 1.1 billion shares of common stock (par value of $.20). At December 31, 2006, 410.6 million shares were issued and outstanding and 75 million shares were unissued but encumbered for outstanding convertible debt and outstanding options and remaining authority for stock-based compensation plans. The convertible debt offering and stock-based compensation plans are described in Note 8, “Long-Term Borrowings,” and Note 16, “Stock-Based Compensation Plans,” respectively. The Company has also encumbered 378.3 million shares out of those authorized for potential issuances for net share settlement of equity forward contracts.

In December 2005, the Company retired 65 million shares of common stock held in treasury at an average price of $37.35 per share. This retirement decreased the balance in treasury stock by $2.4 billion, with corresponding decreases of $13 million in common stock and $2.4 billion in retained earnings.

Common Stock Repurchase Program and Equity Forward Contracts

The Company repurchases its common stock through both open market purchases and settlement of equity forward contracts. At December 31, 2006, the Company had outstanding equity forward contracts to purchase 48.2 million shares of its common stock at prices ranging from $46.30 to $54.74 per share.

The equity forward contracts permit the counterparty to terminate a portion of the contracts prior to their maturity date and to force the Company to settle the contracts if the price of the Company’s common stock falls below pre-determined levels as defined by the contract as the “initial trigger price.” The counterparty can

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

14.	Stockholders’ Equity (Continued)

continue to terminate portions of the contract if the stock price continues to reach lower pre-determined levels, until the price hits the “final trigger price” and the entire contract is terminated. Counterparties have a maximum of two triggers each. For equity forward contracts in effect as of December 31, 2006, the initial trigger price ranged from approximately $25.93 to $35.58 and the final trigger price ranged from $20.84 to $27.37.

In addition, the majority of the Company’s equity forward contracts enable the counterparty to terminate all outstanding equity forward contracts if the unsecured and unsubordinated long-term debt rating of the Company falls to or below credit ratings of BBB− or Baa3 as prescribed by the credit ratings agencies, Standard and Poor’s and Moody’s, respectively. This provision or one substantially the same is contained in the contracts of nine of the Company’s ten equity forward counterparties with outstanding positions.

The Company has negotiated with each of its equity forward counterparties a limit on the total number of shares that may be required to be delivered to that counterparty in net share settlement of the transactions. As of December 31, 2006 and 2005, the aggregate maximum number of shares that the Company could be required to deliver was 378.3 million and 330.3 million, respectively.

During December 2005, September 2004 and November 2004, the Company amended substantially all of its outstanding equity forward purchase contracts. The strike prices on these contracts were adjusted to the then current market share prices of the common stock and the total number of shares under contract was reduced from 46.5 million, 53.4 million and 49.0 million shares to 42.4 million, 46.7 million and 42.2 million shares, respectively. As a result of these amendments, the Company received a total of 4.1 million and 13.4 million shares that settled in 2005 and 2004, respectively, in cashless transactions. This reduction of shares covered by the equity forward contracts is shown on a net basis in the “settlements” row of the table below.

The following table summarizes the Company’s common share repurchase, issuance and equity forward activity for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004
(Shares in millions)

Common shares repurchased:
Open market	2.2	—	.5
Equity forward contracts	5.4	17.3	32.7
Benefit plans(1)	1.6	1.5	1.5

Total shares repurchased	9.2	18.8	34.7

Average purchase price per share(2)	$52.41	$49.94	$38.03

Common shares issued	6.7	8.3	10.7

Equity forward contracts:
Outstanding at beginning of period	42.7	42.8	43.5
New contracts	10.9	17.2	32.0
Settlements	(5.4)	(17.3)	(32.7)

Outstanding at end of period	48.2	42.7	42.8

Authority remaining at end of period to repurchase or enter into equity forwards	15.7	18.7	35.8

(1)	Shares withheld from stock option exercises and vesting of performance stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

14.	Stockholders’ Equity (Continued)

(2)	For equity forward contracts, the average purchase price per share for 2005 and 2004 is calculated based on the average strike price of all equity forward contracts including those whose strike prices were amended and were net settled in the cashless transactions discussed above. There were no such cashless transactions in 2006.

As of December 31, 2006, the expiration dates and range and weighted average purchase prices for outstanding equity forward contracts were as follows:

			Weighted
Year of Maturity	Outstanding	Range of	Average
(Contracts in millions of shares)	Contracts	Purchase Prices	Purchase Price

2008	7.3	$54.74	$54.74
2009	14.7	54.74	54.74
2010	15.0	54.74	54.74
2011	9.1	50.30 - 53.76	52.72
2012	2.1	46.30 - 46.70	46.40

	48.2		$54.00

The closing price of the Company’s common stock on December 29, 2006 was $48.77.

In February 2007, the Company made payments to certain counterparties to lower the strike prices and trigger prices on their outstanding equity forward contracts. Also in February 2007, the Company agreed with certain counterparties to amend the trigger prices on their outstanding equity forward contracts. In total, the Company amended the terms of the contracts covering 18.5 million shares. As a result of these transactions, the Company’s aggregate position on equity forward contracts is 48.2 million shares at an average strike price of $51.86. The highest trigger price on all outstanding equity forward contracts is now $30.11, down from $35.58.

As of February 28, 2007, the expiration dates and range of and weighted average purchase prices for outstanding equity forward contracts were as follows:

			Weighted
Year of maturity	Outstanding	Range of	Average
(Contracts in millions of shares)	Contracts	Purchase Prices	Purchase Price

2008	7.3	$43.50 — $44.00	$43.80
2009	14.7	46.00 — 54.74	53.66
2010	15.0	54.74	54.74
2011	9.1	49.75 — 53.76	51.91
2012	2.1	46.30 — 46.70	46.40

	48.2		$51.86

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes the after-tax change in unrealized gains and losses on investments (which includes the Retained Interest in off-balance sheet securitized loans), unrealized gains and losses on derivatives, defined benefit pension plans for 2006 and minimum pension liability for prior years

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

14.	Stockholders’ Equity (Continued)

presented. The following table presents the cumulative balances of the components of other comprehensive income for the years ended December 31, 2006, 2005 and 2004.

	December 31,
	2006	2005	2004

Net unrealized gains on investments(1)	$340,363	$382,316	$467,374
Net unrealized (losses) on derivatives(2)	(7,570)	(12,560)	(25,658)
Defined benefit pension plans:
Net prior service cost	(24)	—	—
Net gain	16,342	—	—

Total defined benefit pension plans(3)	16,318	—	—
Minimum pension liability(4)	—	(1,846)	(1,044)

Total accumulated other comprehensive income	$349,111	$367,910	$440,672

(1)	Net of tax expense of $179,244, $203,495 and $251,178 for the years ended December 31, 2006, 2005 and 2004, respectively.

(2)	Net of tax benefit of $4,347, $4,667 and $12,220 for the years ended December 31, 2006, 2005 and 2004, respectively.

(3)	Net of tax expense of $8,787 for the year ended December 31, 2006.

(4)	Net of tax benefit of $994 and $562 for the years ended December 31, 2005 and 2004, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

15.	Earnings per Common Share

Basic earnings per common share (“EPS”) is calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004

Numerator:
Net income attributable to common stock	$1,121,389	$1,360,381	$1,901,769
Adjusted for debt expense of convertible debentures (“Co-Cos”), net of taxes(1)	67,274	44,572	21,405
Adjusted for non-taxable unrealized gains on equity forwards(2)	(3,528)	—	—

Net income attributable to common stock, adjusted	$1,185,135	$1,404,953	$1,923,174

Denominator (shares in thousands):
Weighted average shares used to compute basic EPS	410,805	418,374	436,133
Effect of dilutive securities:
Dilutive effect of Co-Cos	30,312	30,312	30,312
Dilutive effect of stock options, nonvested restricted stock, restricted stock units, Employee Stock Purchase Plan (“ESPP”) and equity forwards(2)(3)(4)	10,053	11,574	9,342

Dilutive potential common shares(5)	40,365	41,886	39,654

Weighted average shares used to compute diluted EPS	451,170	460,260	475,787

Net earnings per share:
Basic EPS	$2.73	$3.25	$4.36
Dilutive effect of Co-Cos(1)	(.03)	(.11)	(.23)
Dilutive effect of equity forwards(2)(4)	(.01)	—	—
Dilutive effect of stock options, nonvested restricted stock, restricted stock units, and ESPP(3)	(.06)	(.09)	(.09)

Diluted EPS	$2.63	$3.05	$4.04

(1)	Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” requires the shares underlying Co-Cos to be included in diluted EPS computations regardless of whether the market price trigger or the conversion price has been met, using the “if-converted” method.

(2)	SFAS No. 128, “Earnings per Share,” and the additional guidance provided by EITF Topic No. D-72, “Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share,” require both the denominator and the numerator to be adjusted in calculating the potential impact of the Company’s equity forward contracts on diluted EPS. Under this guidance, when certain conditions are satisfied, the impact can be dilutive when the combination of the average share price during the period is lower than the respective strike prices on the Company’s equity forward contracts, and the reversal of an unrealized gain or loss on derivative and hedging activities related to its equity forward contracts results in a lower EPS calculation.

(3)	Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, nonvested restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(4)	Includes the potential dilutive effect of equity forward contracts, determined by the reverse treasury stock method.

(5)	For the years ended December 31, 2006, 2005 and 2004, stock options and equity forwards of approximately 57 million shares, 30 million shares and 4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

16.	Stock-Based Compensation Plans

The Company has various stock-based compensation plans which provide for grants of stock, stock options, restricted stock and restricted stock units.

The SLM Corporation Incentive Plan (the “Incentive Plan”) was approved by shareholders in 2004 and amended in 2005 and 2006. A total of 17.7 million shares are authorized to be issued from this plan. Upon approval of the Incentive Plan, the Company discontinued the Employee Stock Option Plan (the “ESOP”) and Management Incentive Plan (the “MIP”). Shares available for future issuance under the ESOP and MIP were canceled; however, terms of outstanding grants remain unchanged. Commitments made to certain option holders to receive replacement options under the MIP will be honored.

Awards under the Incentive Plan may be in the form of stock, stock options, restricted stock and restricted stock units.

The Company also offers all employees participation in the Employee Stock Purchase Plan (the “ESPP”).

Stock-based compensation is also granted to non-employee directors of the Company under the shareholder-approved Directors Stock Plan. A total of 9.3 million shares are authorized to be issued from this plan and awards may be in the form of stock and stock options. The Company’s non-employee directors are considered employees under the provisions of SFAS No. 123(R). The shares issued under the Incentive Plan, the Directors Stock Plan and the ESPP may be either shares reacquired by the Company or shares that are authorized but unissued.

An amount equal to dividends payable on the Company’s common stock (“dividend equivalents”) is credited on “full value” stock-based compensation awards, which are nonvested restricted stock and restricted stock units, and on share amounts credited under deferred compensation arrangements. Dividend equivalents are not credited on stock option awards.

The total stock-based compensation cost recognized in the consolidated statements of income for the year ended December 31, 2006 was $81 million. The related income tax benefit for the year ended December 31, 2006 was $30 million. As of December 31, 2006, there was $57 million of total unrecognized compensation cost related to stock-based compensation programs, which is expected to be recognized over a weighted average period of 2.0 years.

Stock Options

Under the Incentive Plan, ESOP and MIP, the maximum term for stock options is 10 years and the exercise price must be equal to or greater than the market price of SLM common stock on the date of grant. Stock options granted to officers and management employees under the plans generally vest upon the Company’s common stock price reaching a closing price equal to or greater than 20 percent above the fair market value of the common stock on the date of grant for five days, but no earlier than 12 months from the grant date. Stock options granted to members of executive management have included more difficult price vesting targets. In any event, all price vested options vest upon the eighth anniversary of their grant date. Options granted to rank-and-file employees are time-vested with the grants vesting one-half in 18 months from their grant date and the second one-half vesting 36 months from their grant date.

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

The fair values of the options granted in the years ended December 31, 2006, 2005 and 2004 were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

	Years Ended December 31,
	2006	2005	2004

Risk-free interest rate	4.75%	3.87%	2.59%
Expected volatility	20.22%	21.48%	16.27%
Expected dividend rate	1.72%	1.58%	1.66%
Expected life of the option (in years)	3 years	3 years	3 years

The expected life of the options is based on observed historical exercise patterns. Groups of employees that have received similar option grant terms were considered separately for valuation purposes. The expected volatility is based on implied volatility from publicly-traded options on the Company’s stock at the date of grant and historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury spot rate at the date of grant consistent with the expected term of the option. The dividend yield is based on the projected annual dividend payment per share based on the current dividend amount, divided by the stock price at the date of grant.

As of December 31, 2006, there was $41 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes stock option activity for the year ended December 31, 2006.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Options	Share	Term	Value

Outstanding at December 31, 2005	41,484,567	$34.52
Granted — direct options	6,743,825	54.45
Granted — replacement options	197,205	51.07
Exercised	(5,939,149)	30.84
Canceled	(1,463,570)	50.29

Outstanding at December 31, 2006(1)	41,022,878	$37.85	6.53 yrs	$448 million

Exercisable at December 31, 2006	26,737,793	$30.38	5.38 yrs	$492 million

(1)	Includes gross number of net-settled options awarded. Options granted in 2006 were granted as net-settled options. Also, certain traditional options outstanding at April 29, 2006 were converted to net-settled options in 2006. Upon exercise of a net-settled option, employees are entitled to receive the spread shares only. The spread shares equal the gross number of options granted less shares for the option cost. Shares for the option cost equal the option price multiplied by the number of gross options exercised divided by the fair market value of SLM common stock at the time of exercise.

The weighted average fair value of options granted was $9.34, $8.69 and $5.12 for the years ended December 31, 2006, 2005 and 2004, respectively. The total intrinsic value of options exercised was $129 million, $158 million and $153 million for the years ended December 31, 2006, 2005 and 2004, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

16.	Stock-Based Compensation Plans (Continued)

Cash received from option exercises was $152 million for the year ended December 31, 2006. The actual tax benefit realized for the tax deductions from option exercises totaled $47 million for the year ended December 31, 2006.

Restricted Stock

To date, restricted stock granted under the Incentive Plan has been subject to performance vesting criteria. This restricted stock must vest over a minimum of a 12-month performance period. Performance criteria may include the achievement of any of several financial and business goals, such as “Core Earnings” earnings per share, loan volume, market share, overhead or other expense reduction, or “Core Earnings” net income. The Company pays dividends on nonvested restricted stock.

In accordance with SFAS No. 123(R), the fair value of restricted stock awards is estimated on the date of grant based on the market price of the stock and is amortized to compensation cost on a straight-line basis over the related vesting periods. As of December 31, 2006, there was $9 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes restricted stock activity for the year ended December 31, 2006.

		Weighted
		Average Grant
	Number of	Date
	Shares	Fair Value

Nonvested at December 31, 2005	357,444	$44.34
Granted	163,398	55.82
Vested	(76,949)	41.58
Canceled	(40,167)	42.67

Nonvested at December 31, 2006	403,726	$49.68

The total fair value of shares that vested during the years ended December 31, 2006, 2005 and 2004, was $3 million, $16 million and $1 million, respectively.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) to certain executive management employees. Conversion of vested RSUs to common stock is deferred until the employees’ retirement or termination of employment. The fair value of each grant is estimated on the date of grant based on the market price of the stock and is amortized to compensation cost on a straight-line basis over the related vesting periods. As of December 31, 2006, there was $6 million of unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted average period of 2.1 years.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

16.	Stock-Based Compensation Plans (Continued)

The following table summarizes RSU activity for the year ended December 31, 2006.

		Weighted
		Average Grant
	Number of	Date
	RSUs	Fair Value

Outstanding at December 31, 2005	840,000	$34.81
Granted	100,000	55.82
Canceled	—	—
Converted to common stock	(300,000)	31.93

Outstanding at December 31, 2006	640,000	$39.45

Vested(1)	450,000	$33.91

(1)	450,000 RSUs vested in 2006 but will not be converted to common stock until the employee’s retirement or termination of employment.

There were 34,946 dividend equivalents on outstanding RSUs at December 31, 2006.

The total fair value of RSUs that vested during the years ended December 31, 2006, 2005 and 2004 was $15 million, $10 million and $0 million, respectively. The total intrinsic value of RSUs converted to common stock during the year ended December 31, 2006 was $10 million. There were no RSUs converted to common stock in the year-ago periods.

Employee Stock Purchase Plan

Employees may purchase shares of the Company’s common stock under the ESPP at the end of a 24-month period at a price equal to the share price at the beginning of the 24-month period, less 15 percent, up to a maximum purchase price of $10,000 plus accrued interest. There are four ESPP offerings a year, one per quarter, and the purchase price for each offering is determined at the beginning of the offering period. The total number of shares which may be sold pursuant to the plan may not exceed 7.6 million shares, of which 1.2 million shares remained available at December 31, 2006.

The fair values of the stock purchase rights of the ESPP offerings in the year ended December 31, 2006 were calculated using a Black-Scholes option pricing model with the following weighted average assumptions.

Year Ended
December 31,
2006

Risk free interest rate	4.75%
Expected volatility	20.41%
Expected dividend rate	1.92%
Expected life	2 years

The expected volatility is based on implied volatility from publicly-traded options on the Company’s stock at the date of grant and historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury spot rate at the date of grant consistent with the expected term. The dividend yield is based on the projected annual dividend payment per share based on the current dividend amount, divided by the stock price at the date of grant.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

16.	Stock-Based Compensation Plans (Continued)

The weighted average fair value of the stock purchase rights of the ESPP offerings in the year ended December 31, 2006 was $11.31. The fair value is amortized to compensation cost on a straight-line basis over a two-year vesting period. As of December 31, 2006, there was $1 million of unrecognized compensation cost related to ESPP, which is expected to be recognized over a weighted average period of 1.3 years.

During the year ended December 31, 2006, 182,066 shares of the Company’s common stock were purchased by plan participants.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

16.	Stock-Based Compensation Plans (Continued)

Equity Compensation Plans

The following table summarizes information as of December 31, 2006, relating to equity compensation plans or arrangements of the Company pursuant to which grants of options, restricted stock, RSUs or other rights to acquire shares may be granted from time to time.

	(a)			Number of
	Number of		Average	Securities Remaining
	Securities to be	Weighted Average	Remaining Life	Available for Future
	Issued Upon Exercise	Exercise Price	(Years) of	Issuance Under	Types of
	of Outstanding	of Outstanding	Options	Equity Compensation	Awards
Plan Category	Options and Rights	Options and Rights	Outstanding	Plans(1)	Issuable(2)

Equity compensation plans approved by security holders:
Directors Stock Plan	3,297,935	$29.87	5.1	865,427	NQ,ST
SLM Corporation Incentive Plan(3)(4)					NQ,ISO,RES, RSU
Traditional options	2,460,507	44.65	7.8
Net-settled options	5,921	46.83	9.6
Full value awards	476,607	—	—

Total SLM Corporation Incentive Plan	2,943,035	44.65	7.8	13,047,497
Expired Plans(5)					NQ,ISO,RES
Traditional options	16,202,144	31.25	5.5
Full value awards	90,000	—	—	—

Total expired plans	16,292,144	31.25	5.5	—

Total approved by security holders	22,533,114	32.54	5.7	13,912,924
Equity compensation plans not approved by security holders:
Assumed shares(6)	—	—	—	502,934	NQ,ISO,RES, RSU
Compensation arrangements	450,000	—	—	—	RSU
Employee Stock Purchase Plan(7)	—	—	—	1,153,465
Expired Plan(8)	6,838,091	28.12	5.1	—	NQ,RES

Total not approved by security holders	7,288,091	28.12	5.1	1,656,399

Total	29,821,205	$31.49	5.6	15,569,323

(1)	Excludes securities included in column (a) and excludes shares that may be issued under the replacement option program.

(2)	NQ (Non-Qualified Stock Option), ISO (Incentive Stock Option), RES (Restricted/Performance Stock), RSU (Restricted Stock Unit), ST (Stock Grant).

(3)	Options granted in 2006 were granted as net-settled options. Also, certain traditional options outstanding at April 29, 2006 were converted to net-settled options in 2006. Upon exercise of a net-settled option, employees are entitled to receive the spread shares only. The spread shares equal the gross number of options granted less shares for the option cost. Shares for the option cost equal the option price multiplied by the number of gross options exercised divided by the fair market value of SLM common stock at the time of exercise. At December 31, 2006, the option price for the vast majority of net-settled options was higher than the market price. Accordingly, the Company was obligated to issue only 5,921 shares upon the exercise of all net-settled options at December 31, 2006.

(4)	The SLM Corporation Incentive Plan is subject to an aggregate limit of 2,502,934 shares that may be issued as restricted stock or RSUs. As of December 31, 2006, 1,624,066 shares are remaining from this authority.

(5)	Expired plans for which unexercised options remain outstanding include the 1993-1998 Stock Option Plan, Management Incentive Plan and Board of Directors Stock Option Plan.

(6)	The SLM Corporation Incentive Plan assumed 502,934 shares from The Upromise Stock Plan in October 2006 upon the Company’s acquisition of Upromise. These assumed shares were not approved by securities holders as permitted by the rules of the NYSE.

(7)	Number of shares available for issuance under the ESPP.

(8)	Expired plan for which unexercised options remain outstanding includes the Employee Stock Option Plan.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

17.	Benefit Plans

Pension Plans

As of December 31, 2006, the Company’s qualified and supplemental pension plans (the “Pension Plans”) are frozen with respect to new entrants and participants with less than ten years of service on June 30, 2004. In conjunction with the plan change in 2004, the Company recorded a net curtailment gain of $4.5 million in July, 2004. No further benefits will accrue with respect to these participants under the Pension Plans, other than interest accruals on cash balance accounts. Participants with less than five years of service as of June 30, 2004 were fully vested.

For those participants continuing to accrue benefits under the Pension Plans until July 1, 2009, benefits are credited using a cash balance formula. Under the formula, each participant has an account, for record keeping purposes only, to which credits are allocated each payroll period based on a percentage of the participant’s compensation for the current pay period. The applicable percentage is determined by the participant’s number of years of service with the Company. If an individual participated in the Company’s prior pension plan as of September 30, 1999 and met certain age and service criteria, the participant (“grandfathered participant”) will receive the greater of the benefits calculated under the prior plan, which uses a final average pay plan method, or the current plan under the cash balance formula.

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements Nos. 87, 88, 106 and 132(R),” on December 31, 2006. For further discussion see Note 2, “Significant Accounting Policies — Recently Issued Accounting Pronouncements — Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

17.	Benefit Plans (Continued)

Qualified and Nonqualified Plans

The following tables provide a reconciliation of the changes in the qualified and nonqualified plan benefit obligations and fair value of assets for the years ended December 31, 2006 and 2005, respectively, and a statement of the funded status as of December 31 of both years based on a December 31 measurement date.

	December 31,
	2006	2005

Change in Benefit Obligation
Projected benefit obligation at beginning of year	$216,138	$202,352
Service cost	8,291	9,893
Interest cost	11,445	11,208
Actuarial (gain)/loss	(2,274)	2,380
Benefits paid	(10,994)	(9,695)

Projected benefit obligation at end of year	$222,606	$216,138

Change in Plan Assets
Fair value of plan assets at beginning of year	$197,972	$199,816
Actual return on plan assets	31,805	8,160
Employer contribution	1,015	1,225
Benefits paid	(10,994)	(9,695)
Administrative payments	(1,429)	(1,534)

Fair value of plan assets at end of year	$218,369	$197,972

Funded status at end of year	$(4,237)	$(18,166)

Additional year-end information for plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$26,757	$25,716
Accumulated benefit obligation	24,819	21,869
Fair value of plan assets	—	—

The accumulated benefit obligations of the qualified and nonqualified defined benefit plans were $218 million and $211 million at December 31, 2006 and 2005, respectively. There are no plan assets in the nonqualified plans due to the nature of the plans; the corporate assets used to pay these benefits are included above in employer contributions.

Prior to the adoption of SFAS No. 158, at December 31, 2005, unrecognized net actuarial gains were $8 million, unrecognized prior service cost was $.1 million, and accrued pension cost was $26 million. Under SFAS No. 158 in 2006, previously unrecognized gains and prior service cost are recognized as a component of other comprehensive income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

17.	Benefit Plans (Continued)

December 31, 2006

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$22,520
Current liabilities	(1,006)
Noncurrent liabilities	(25,751)

Net amount recognized in statement of financial position	$(4,237)

Amounts not yet recognized in net periodic pension cost and included in accumulated other comprehensive income:
Prior service cost	$(37)
Accumulated gain	25,142

Accumulated other comprehensive income	$25,105

Amounts expected to be reflected in net periodic pension cost during the next fiscal year:
Prior service cost	$(37)
Accumulated gain	757

Accumulated other comprehensive income	$720

The following table reflects the incremental effect of SFAS No. 158 on the Company’s balance sheet at December 31, 2006.

	Prior to	Effect of	As Reported
	Adoption of	Adopting	at December 31,
	SFAS No. 158	SFAS No. 158	2006

Liability for pension benefits	$(33,128)	$(1,938)	$(35,066)
Intangible asset	71	(71)	—
Assets for pension benefits	—	30,829	30,829
Deferred tax (asset) liability	(1,300)	10,087	8,787
Accumulated other comprehensive income (loss), net of tax	(2,415)	18,733	16,318

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

17.	Benefit Plans (Continued)

Components of Net Periodic Pension Cost

Net periodic pension cost included the following components:

	Years Ended December 31,
	2006	2005	2004

Service cost — benefits earned during the period	$8,291	$9,893	$10,862
Interest cost on project benefit obligations	11,445	11,208	11,237
Expected return on plan assets	(16,277)	(16,434)	(15,674)
Curtailment gain	—	—	(4,506)
Net amortization and deferral	494	(168)	(1,384)

Net periodic pension cost	$3,953	$4,499	$535

Assumptions

The weighted average assumptions used to determine the projected accumulated benefit obligations are as follows:

	December 31,
	2006	2005

Discount rate	5.75%	5.50%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%

The weighted average assumptions used to determine the net periodic pension cost are as follows:

	December 31,
	2006	2005

Discount rate	5.50%	5.75%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%

To develop the expected long-term rate of return on assets assumption for the portfolio, the Company considered the expected return for each asset class in proportion with the target asset allocation, selecting 8.50 percent for the expected return on plan assets.

Plan Assets

The weighted average asset allocations at December 31, 2006 and 2005, by asset category, are as follows:

	December 31,
	2006	2005

Asset Category
Equity securities	78%	62%
Fixed income securities	18	21
Cash equivalents	4	17

Total	100%	100%

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

17.	Benefit Plans (Continued)

Investment Policy and Strategy

The principle objectives of the asset allocation policy are to maximize return while preserving principal during declining phases of the market cycle and to maintain cash reserves sufficient to assure timely payment of benefit obligations. A maximum of 85 percent of the plan’s assets can be invested in equity securities with the balance in fixed income securities and cash equivalents. Each of the plan’s U.S. equity focused fund managers follows a value oriented investment strategy. The current money market position is being held for benefit payments and in anticipation of allocating funds to an international fund manager once the final selection is made. In 2006, the plan engaged an international equity fund manager which employs an intrinsic value investment strategy. The current money market position is being held for benefit payments. The Company intends to review the plan’s asset allocation in 2007, in light of the fact that benefit accruals will cease in 2009.

Cash Flows

The Company did not contribute to its qualified pension plan in 2006 and does not expect to contribute in 2007. There are no plan assets in the nonqualified plans due to the nature of the plans, and benefits are paid from corporate assets when due to the participant. It is estimated that approximately $2 million will be paid in 2007 for these benefits. No plan assets are expected to be returned to the employer during 2007.

Estimated Future Benefit Payments

The following qualified and nonqualified plan benefit payments, which reflect future service as appropriate, are expected to be paid:

2007	$15,850
2008	17,719
2009	16,991
2010	17,790
2011	17,798
2012-2016	82,819

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

In conjunction with the 2006 acquisition of Upromise, the Company maintained the Upromise, Inc. 401(k) Plan. Eligible employees can contribute up to 60 percent of eligible compensation. For the 2006 plan year, the Company provided matching contributions to eligible employees who were employed on the last day of the plan year. Eligible employee contributions were matched by the Company $.50 for $1 up to a maximum of $500.

The Company also maintains a non-qualified plan to ensure that designated participants receive the full amount of benefits to which they would have been entitled under the 401(k) Plan except for limits on compensation imposed by the Internal Revenue Code.

Total expenses related to the 401(k) plans were $21 million, $18 million and $19 million in 2006, 2005 and 2004, respectively.

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

The management reporting process measures the performance of the Company’s operating segments based on the management structure of the Company as well as the methodology used by management to evaluate performance and allocate resources. Management, including the Company’s chief operating decision maker, evaluates the performance of the Company’s operating segments based on their profitability. As discussed further below, management measures the profitability of the Company’s operating segments based on “Core Earnings” net income. Accordingly, information regarding the Company’s reportable segments is provided based on “Core Earnings” basis. The Company’s “Core Earnings” performance measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. “Core Earnings” net income reflects only current period adjustments to GAAP net income as described below. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. Intersegment revenues and expenses are netted within the appropriate financial statement line items consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.

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

ended December 31, 2006, 2005 and 2004. USA Funds is the Company’s largest customer in both the DMO and Corporate and Other segments. During the years ended December 31, 2006, 2005 and 2004, USA Funds accounted for 31 percent, 36 percent and 44 percent, respectively, of the aggregate revenues generated by the Company’s DMO and Corporate and Other reportable segments. No other customers accounted for more than 10 percent of total revenues in those segments for the years mentioned.

Lending

In the Company’s Lending business segment, the Company originates and acquires both federally guaranteed student loans, which are administered by ED, and Private Education Loans, which are not federally guaranteed. Private Education Loans are primarily used by borrowers to supplement FFELP loans to meet the rising cost of education. As of December 31, 2006, the Company manages $142 billion of student loans, of which $120 billion or 84 percent are federally insured, and serves nearly 10 million student and parent customers. In addition to education lending, the Company also originates mortgage and consumer loans with the intent of selling the majority of such loans. In 2006, the Company originated $2 billion in mortgage and consumer loans and its mortgage and consumer loan portfolio totaled $619 million at December 31, 2006, of which $119 million pertains to mortgages in the held for sale portfolio.

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

DMO

The Company’s DMO operating segment provides a wide range of accounts receivable and collections services including student loan default aversion services, defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, and accounts receivable management and collection for purchased portfolios of receivables that are delinquent or have been charged off by their original creditors as well as sub-performing and non-performing mortgage loans. The Company’s DMO operating segment serves the student loan marketplace through a broad array of default management services on a contingency fee or other pay-for-performance basis to 14 FFELP guarantors and for campus based programs.

In addition to collecting on its own purchased receivables and mortgage loans, the DMO operating segment provides receivable management and collection services for large federal agencies, credit card clients and other holders of consumer debt.

Corporate and Other

The Company’s Corporate and Other business segment includes the aggregate activity of its smaller operating segments primarily its Guarantor Servicing, student loan servicing operating segments, and its

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

18.	Segment Reporting (Continued)

recently acquired Upromise operating segments. Corporate and Other also includes several smaller products and services, as well as corporate overhead.

In the Guarantor Servicing operating segment, the Company provides a full complement of administrative services to FFELP guarantors including guarantee issuance, account maintenance, and guarantee fulfillment. In the Loan Servicing operating segment, the Company provides a full complement of activities required to service student loans on behalf of lenders who are unrelated to the Company. Such servicing activities generally commence once a loan has been fully disbursed and include sending out payment coupons to borrowers, processing borrower payments, originating and disbursing FFELP Consolidation Loans on behalf of the lender, and other administrative activities required by ED.

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

“Core Earnings” performance measures are the primary financial performance measures used by management to develop the Company’s financial plans, track results, and establish corporate performance targets and incentive compensation. Management believes this information provides additional insight into the financial performance of the core business activities of its operating segments. Accordingly, the tables presented below reflect “Core Earnings” operating measures reviewed and utilized by management to manage the business. Reconciliation of the “Core Earnings” segment totals to the Company’s consolidated operating results in accordance with GAAP is also included in the tables below.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

18.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Year Ended December 31, 2006
			Corporate	Total ‘‘Core		Total
	Lending	DMO	and Other	Earnings”	Adjustments(3)	GAAP
(Dollars in millions)

Interest income:
FFELP Stafford and Other Student Loans	$2,771	$—	$—	$2,771	$(1,362)	$1,409
FFELP Consolidation Loans	4,690	—	—	4,690	(1,144)	3,546
Private Education Loans	2,092	—	—	2,092	(1,071)	1,021
Other loans	98	—	—	98	—	98
Cash and investments	705	—	7	712	(209)	503

Total interest income	10,356	—	7	10,363	(3,786)	6,577
Total interest expense	7,877	23	12	7,912	(2,789)	5,123

Net interest income	2,479	(23)	(5)	2,451	(997)	1,454
Less: provisions for losses	303	—	—	303	(16)	287

Net interest income after provisions for losses	2,176	(23)	(5)	2,148	(981)	1,167
Fee income	—	397	132	529	—	529
Collections revenue	—	239	—	239	1	240
Other income	177	—	155	332	1,073	1,405

Total other income	177	636	287	1,100	1,074	2,174
Operating expenses(1)	645	358	250	1,253	93	1,346

Income before income taxes and minority interest in net earnings of subsidiaries	1,708	255	32	1,995	—	1,995
Income tax expense(2)	632	94	12	738	96	834
Minority interest in net earnings of subsidiaries	—	4	—	4	—	4

Net income	$1,076	$157	$20	$1,253	$(96)	$1,157

(1)	Operating expenses for the Lending, DMO, and Corporate and Other Business segments include $34 million, $12 million, and $17 million, respectively, of stock-based compensation expense due to the implementation of SFAS No. 123(R) in the first quarter of 2006.

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(3)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2006
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
	Accounting	Accounting	Floor Income	Intangibles(A)	Total
(Dollars in millions)

Net interest income	$(897)	$109	$(209)	$—	$(997)
Less: provisions for losses	(16)	—	—	—	(16)

Net interest income after provisions for losses	(881)	109	(209)	—	(981)
Fee income	—	—	—	—	—
Collections revenue	1	—	—	—	1
Other income	1,411	(338)	—	—	1,073

Total other income	1,412	(338)	—	—	1,074
Operating expenses	(1)	—	—	94	93

Total pre-tax “Core Earnings” adjustments to GAAP	$532	$(229)	$(209)	$(94)	—

Income tax expense					96
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$(96)

(A)	Represents goodwill and intangible impairment and the amortization of acquired intangibles.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

18.	Segment Reporting (Continued)

	Year Ended December 31, 2005
			Corporate	Total “Core		Total
	Lending	DMO	and Other	Earnings”	Adjustments(2)	GAAP
(Dollars in millions)

Interest income:
FFELP Stafford and Other Student Loans	$2,298	$—	$—	$2,298	$(1,283)	$1,015
FFELP Consolidation Loans	3,014	—	—	3,014	(514)	2,500
Private Education Loans	1,160	—	—	1,160	(526)	634
Other loans	85	—	—	85	—	85
Cash and investments	396	—	5	401	(125)	276

Total interest income	6,953	—	5	6,958	(2,448)	4,510
Total interest expense	4,798	19	6	4,823	(1,764)	3,059

Net interest income	2,155	(19)	(1)	2,135	(684)	1,451
Less: provisions for losses	138	—	—	138	65	203

Net interest income after provisions for losses	2,017	(19)	(1)	1,997	(749)	1,248
Fee income	—	360	115	475	—	475
Collections revenue	—	167	—	167	—	167
Other income	111	—	125	236	1,129	1,365

Total other income	111	527	240	878	1,129	2,007
Operating expenses	547	288	235	1,070	68	1,138

Income before income taxes and minority interest in net earnings of subsidiaries	1,581	220	4	1,805	312	2,117
Income tax expense(1)	586	81	1	668	61	729
Minority interest in net earnings of subsidiaries	2	4	—	6	—	6

Net income	$993	$135	$3	$1,131	$251	$1,382

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2005
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
	Accounting	Accounting	Floor Income	Intangibles(A)	Total
(Dollars in millions)

Net interest income	$(867)	$387	$(204)	$—	$(684)
Less: provisions for losses	65	—	—	—	65

Net interest income after provisions for losses	(932)	387	(204)	—	(749)
Fee income	—	—	—	—	—
Collections revenue		—	—	—	—
Other income	879	250	—	—	1,129

Total other income	879	250	—	—	1,129
Operating expenses	7	—	—	61	68

Total pre-tax “Core Earnings” adjustments to GAAP	$(60)	$637	$(204)	$(61)	312

Income tax expense					61
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$251

(A)	Represents goodwill and intangible impairment and the amortization of acquired intangibles.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

18.	Segment Reporting (Continued)

	Year Ended December 31, 2004
			Corporate	Total ‘‘Core		Total
	Lending	DMO	and Other	Earnings”	Adjustments(2)	GAAP
(Dollars in millions)

Interest income:
FFELP Stafford and Other Student Loans	$1,715	$—	$—	$1,715	$(990)	$725
FFELP Consolidation Loans	1,473	—	—	1,473	(108)	1,365
Private Education Loans	613	—	—	613	(277)	336
Other loans	74	—	—	74	—	74
Cash and investments	264	—	3	267	(34)	233

Total interest income	4,139	—	3	4,142	(1,409)	2,733
Total interest expense	2,301	13	6	2,320	(886)	1,434

Net interest income	1,838	(13)	(3)	1,822	(523)	1,299
Less: provisions for losses	114	—	—	114	(3)	111

Net interest income after provisions for losses	1,724	(13)	(3)	1,708	(520)	1,188
Fee income	—	300	120	420	—	420
Collections revenue	—	39	—	39	—	39
Other income	131	—	130	261	1,765	2,026

Total other income	131	339	250	720	1,765	2,485
Loss on GSE debt extinguishment	221	—	—	221	—	221
Operating expenses	487	161	211	859	36	895

Income before income taxes and minority interest in net earnings of subsidiaries	1,147	165	36	1,348	1,209	2,557
Income tax expense(1)	430	65	(15)	480	162	642
Minority interest in net earnings of subsidiaries	—	1	—	1	—	1

Net income	$717	$99	$51	$867	$1,047	$1,914

(1)	Income taxes are based on a percentage of net income (loss) before tax for the individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2004
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
	Accounting	Accounting	Floor Income	Intangibles(A)	Total
(Dollars in millions)

Net interest income	$(1,080)	$713	$(156)	$—	$(523)
Less: provisions for losses	(3)	—	—	—	(3)

Net interest income after provisions for losses	(1,077)	713	(156)	—	(520)
Fee income	—	—	—	—	—
Collections revenue	—	—	—	—	—
Other income	925	840	—	—	1,765

Total other income	925	840	—	—	1,765
Loss on GSE debt extinguishment	—	—	—	—	—
Operating expenses	—	—	—	36	36

Total pre-tax “Core Earnings” adjustments to GAAP	$(152)	$1,553	$(156)	$(36)	1,209

Income tax expense					162
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$1,047

(A)	Represents goodwill and intangible impairment and the amortization of acquired intangibles.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

18.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

The adjustments required to reconcile from the Company’s “Core Earnings” results to its GAAP results of operations relate to differing treatments for securitization transactions, derivatives, Floor Income related to the Company’s student loans, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects aggregate adjustments associated with these areas for the years ended December 31, 2006, 2005, and 2004.

	Years ended December 31,
	2006	2005	2004
(Dollars in millions)

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting(1)	$532	$(60)	$(152)
Net impact of derivative accounting(2)	(229)	637	1,553
Net impact of Floor Income(3)	(209)	(204)	(156)
Net impact of acquired intangibles(4)	(94)	(61)	(36)
Net tax effect(5)	(96)	(61)	(162)

Total “Core Earnings” adjustments to GAAP	$(96)	$251	$1,047

(1)	Securitization accounting: Under GAAP, certain securitization transactions in the Company’s Lending operating segment are accounted for as sales of assets. Under the Company’s “Core Earnings” presentation for the Lending operating segment, the Company presents all securitization transactions on a “Core Earnings” basis as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions as well as ongoing “servicing and securitization revenue” presented in accordance with GAAP are excluded from the “Core Earnings” net income and replaced by the interest income, provisions for loan losses, and interest expense as they are earned or incurred on the securitization loans. The Company also excludes transactions with its off-balance sheet trusts from “Core Earnings” net income as they are considered intercompany transactions on a “Core Earnings” basis.

(2)	Derivative accounting: “Core Earnings” net income excludes periodic unrealized gains and losses arising primarily in the Company’s Lending operating segment, and to a lesser degree in its Corporate and Other reportable segment, that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 on derivatives that do not qualify for “hedge treatment” under GAAP. Under the Company’s “Core Earnings” presentation, the Company recognizes the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. “Core Earnings” net income also excludes the gain or loss on equity forward contracts that under SFAS No. 133, are required to be accounted for as derivatives and are marked-to-market through GAAP net income.

(3)	Floor Income: The timing and amount (if any) of Floor Income earned in the Company’s Lending operating segment is uncertain and in excess of expected spreads. Therefore, the Company excludes such income from “Core Earnings” net income when it is not economically hedged. The Company employs derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above in “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges and therefore under GAAP are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line on the income statement with no offsetting gain or loss recorded for the economically hedged items. For “Core Earnings” net income, the Company reverses the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and includes the amortization of net premiums received (net of Eurodollar futures contracts’ realized gains or losses) in income.

(4)	Acquired Intangibles: The Company excludes goodwill and intangible impairment and amortization of acquired intangibles.

(5)	Net Tax Effect: Such tax effect is based upon the Company’s “Core Earnings” effective tax rate for the year. The net tax effect results primarily from the exclusion of the permanent income tax impact of the equity forward contracts.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

19.	Income Taxes

Reconciliations of the statutory U.S. federal income tax rates to the Company’s effective tax rate follow:

	Years Ended
	December 31,
	2006	2005	2004

Statutory rate	35.0%	35.0%	35.0%
Equity forward contracts	6.3	(2.0)	(10.4)
State tax, net of federal benefit	1.1	1.2	.5
Other, net	(.6)	.2	—

Effective tax rate	41.8%	34.4%	25.1%

Income tax expense for the years ended December 31, 2006, 2005, and 2004 consists of:

	December 31,
	2006	2005	2004

Current provision:
Federal	$747,573	$768,865	$375,496
State	49,399	34,798	7,982
Foreign	97	—	—

Total current provision	797,069	803,663	383,478
Deferred provision/(benefit):
Federal	52,866	(80,077)	248,776
State	(15,617)	5,181	10,435
Foreign	(7)	—	—

Total deferred provision/(benefit)	37,242	(74,896)	259,211

Provision for income tax expense	$834,311	$728,767	$642,689

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

19.	Income Taxes (Continued)

At December 31, 2006 and 2005, the tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
	2006	2005

Deferred tax assets:
Loan reserves	$321,467	$208,343
Market value adjustments on investments	279,347	184,313
Deferred revenue	59,825	138,102
Accrued expenses not currently deductible	57,863	55,452
Operating loss and credit carryovers	57,125	5,738
Warrants issuance	42,132	49,448
Stock-based compensation plans	34,054	6,328
Partnership income	21,629	35,568
Loan origination services	12,652	17,706
In-substance defeasance transactions	—	4,718
Other	29,664	24,521

Total deferred tax assets	915,758	730,237

Deferred tax liabilities:
Securitization transactions	387,290	132,879
Unrealized investment gains recorded to other comprehensive income	183,684	197,834
Contingent payment debt instruments	100,632	78,934
Leases	92,382	155,889
Depreciation/amortization	57,856	51,987
In-substance defeasance transactions	9,930	—
Other	9,085	10,128

Total deferred tax liabilities	840,859	627,651

Net deferred tax assets	$74,899	$102,586

Included in other deferred tax assets is a valuation allowance of $3,778 and $0 as of December 31, 2006 and 2005, respectively, against a portion of the Company’s state deferred tax assets. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which the temporary differences become deductible. Management primarily considers the scheduled reversals of deferred tax liabilities and the history of positive taxable income in making this determination. The valuation allowance primarily relates to state deferred tax assets for which subsequently recognized tax benefits will be allocated to goodwill.

As of December 31, 2006, the Company has federal net operating loss carryforwards of $134,859 which begin to expire in 2021, apportioned state net operating loss carryforwards of $130,407 which begin to expire in 2007, and federal and state credit carryovers of $1,279 which begin to expire in 2020.

During 2006, the Company and the IRS reached agreement with regard to all open issues associated with the examination of the Company’s 2002 and prior year U.S. federal income tax returns. The IRS is currently completing its examination of the Company’s 2003 and 2004 U.S. federal income tax returns.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

20.	Quarterly Financial Information (unaudited)

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net interest income	$387,521	$356,805	$337,821	$371,970
Less: provisions for losses	60,319	67,396	67,242	92,005

Net interest income after provisions for losses	327,202	289,409	270,579	279,965
Gains (losses) on derivative and hedging activities, net	(86,739)	122,719	(130,855)	(244,521)
Other income	372,582	1,011,435	682,027	447,623
Operating expenses	323,309	316,602	353,494	352,747
Income taxes	137,045	381,828	203,686	111,752
Minority interest in net earnings of subsidiaries	1,090	1,355	1,099	463

Net income	151,601	723,778	263,472	18,105
Preferred stock dividends	8,301	8,787	9,221	9,258

Net income attributable to common stock	$143,300	$714,991	$254,251	$8,847

Basic earnings per common share	$.35	$1.74	$.62	$.02

Diluted earnings per common share	$.34	$1.52	$.60	$.02

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net interest income	$346,760	$329,788	$384,764	$390,133
Less: provisions for losses	46,523	78,948	12,217	65,318

Net interest income after provisions for losses	300,237	250,840	372,547	324,815
Gains (losses) on derivative and hedging activities, net	(34,251)	(105,940)	316,469	70,270
Other income	408,349	617,836	185,145	549,474
Operating expenses	262,291	287,413	291,961	296,663
Income taxes	186,466	176,573	149,821	215,907
Minority interest in net earnings of subsidiaries	2,194	2,235	1,029	954

Net income	223,384	296,515	431,350	431,035
Preferred stock dividends	2,875	3,908	7,288	7,832

Net income attributable to common stock	$220,509	$292,607	$424,062	$423,203

Basic earnings per common share	$.52	$.70	$1.02	$1.02

Diluted earnings per common share	$.49	$.66	$.95	$.96

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

21.	Restatement of Quarterly Consolidated Statements of Cash Flows (unaudited)

The following tables set forth the effects of the restatement of the quarterly consolidated statements of cash flows for the quarters in 2006 and 2005. See also Note 2, “Significant Accounting Policies — Statement of Cash Flows — Restatement of the Consolidated Statements of Cash Flows.”

	Three Months Ended March 31,
	2006		2005
	As Previously		As Previously
(Dollars in thousands)	Reported	Restated	Reported	Restated

Operating activities
Net income	$151,601	$151,601	$223,384	$223,384
Adjustments to reconcile net income to net cash used in operating activities:
Gains on student loan securitizations	(30,023)	(30,023)	(49,894)	(49,894)
Losses on securities, net	—	2,948	—	2,199
Stock-based compensation cost	—	22,768	—	5,036
Unrealized (gains)/losses on derivative and hedging activities, excluding equity forwards	(83,332)	(83,332)	(196,516)	(196,516)
Unrealized (gains)/losses on derivative and hedging activities — equity forwards	122,411	122,411	108,307	108,307
Provisions for losses	60,319	60,319	46,523	46,523
Minority interest, net	(1,674)	(1,674)	(2,284)	(2,284)
Mortgage loans originated	(349,332)	(349,332)	(368,737)	(368,737)
Proceeds from sales of mortgage loans	368,008	368,008	280,793	280,793
(Increase) decrease in restricted cash-other	22,120	(63,629)	(103,246)	19,567
(Increase) in accrued interest receivable	(233,427)	(233,427)	(110,922)	(110,922)
Increase in accrued interest payable	30,253	30,253	7,195	7,195
Decrease in Retained Interest in off-balance sheet securitized loans, net	52,524	52,524	9,165	9,165
(Increase) decrease in other assets, goodwill and acquired intangible assets, net	(95,061)	(66,988)	53,637	76,828
(Decrease) in other liabilities	(214,854)	(193,826)	(29,932)	(29,932)

Total adjustments	(352,068)	(363,000)	(355,911)	(202,672)

Net cash (used in) provided by operating activities	(200,467)	(211,399)	(132,527)	20,712

Investing activities
Student loans acquired	(8,336,703)	(8,322,746)	(7,396,513)	(7,385,964)
Loans purchased from securitized trusts (primarily loan consolidations)	(1,338,498)	(1,338,498)	(1,831,300)	(1,831,300)
Reduction of student loans:
Installment payments, claims and other	2,213,562	2,494,862	1,419,656	1,702,842
Claims and resales	281,300	—	283,186	—
Proceeds from securitization of student loans treated as sales	7,985,275	7,985,275	3,544,305	3,544,305
Proceeds from sales of student loans	9,214	9,214	14,709	14,709
Other loans-originated	(289,585)	(289,585)	(116,791)	(116,791)
Other loans-repaid	295,396	295,396	156,589	156,589
Other investing activities, net	—	(33,065)	—	(40,306)
Purchases of available-for-sale securities	(10,290,599)	(10,263,898)	(28,684,462)	(28,655,855)
Proceeds from sales of available-for-sale securities	—	—	841,797	482,944
Proceeds from maturities of available-for-sale securities	10,810,275	10,811,460	28,955,447	29,314,300
Purchases of held-to-maturity and other securities	(235,804)	(235,804)	(150,388)	(150,388)
Proceeds from maturities of held-to-maturity securities and other securities	191,556	176,344	155,973	155,973
Decrease (increase) in restricted cash — on-balance sheet trusts	—	100,961	—	(122,813)
Return of investment from Retained Interest	36,580	36,580	73,196	73,196

Net cash provided by (used in) investing activities	1,331,969	1,426,496	(2,734,596)	(2,858,559)

Financing activities
Short-term borrowings issued	15,294,416	15,290,752	4,568,130	4,568,130
Short-term borrowings repaid	(15,297,685)	(15,297,685)	(2,921,784)	(2,921,784)
Long-term borrowings issued	1,658,926	1,653,839	1,664,501	1,660,336
Long-term borrowings repaid	(1,800,449)	(1,763,784)	(2,559,972)	(100,103)
Borrowings collateralized by loans in trust issued	—	—	—	—
Borrowings collateralized by loans in trust — activity	(1,042,156)	(1,082,549)	(337,420)	(2,800,577)
Other financing activities, net	—	(22,681)	—	—
Tax benefit from the exercise of stock-based awards	17,108	17,108	—	—
Common stock issued	106,522	71,942	56,244	46,969
Net settlements on equity forward contracts	—	(13,855)	—	(12,548)
Common stock repurchased	(181,846)	(181,846)	(179,386)	(179,386)
Common dividends paid	(91,473)	(91,473)	(79,933)	(79,933)
Preferred dividends paid	(8,142)	(8,142)	(2,875)	(2,875)

Net cash (used in) provided by financing activities	(1,344,779)	(1,428,374)	207,505	178,229

Net decrease in cash and cash equivalents	(213,277)	(213,277)	(2,659,618)	(2,659,618)
Cash and cash equivalents at beginning of period	2,498,655	2,498,655	3,395,487	3,395,487

Cash and cash equivalents at end of period	$2,285,378	$2,285,378	$735,869	$735,869

Cash disbursements made for:
Interest	$1,022,758	$1,022,758	$437,243	$437,243

Income taxes	$148,597	$148,597	$12,384	$12,384

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

21.	Restatement of Quarterly Consolidated Statements of Cash Flows (unaudited) (Continued)

	Six Months Ended June 30,
	2006		2005
	As Previously		As Previously
(Dollars in thousands)	Reported	Restated	Reported	Restated

Operating activities
Net income	$875,379	$875,379	$519,899	$519,899
Adjustments to reconcile net income to net cash used in operating activities:
Gains on student loan securitizations	(701,285)	(701,285)	(311,895)	(311,895)
Stock-based compensation cost	—	41,614	—	9,994
Losses on securities, net	—	11,472	—	13,946
Unrealized (gains)/losses on derivative and hedging activities, excluding equity forwards	(208,045)	(208,045)	(174,737)	(174,737)
Unrealized (gains)/losses on derivative and hedging activities — equity forwards	82,693	82,693	98,235	98,235
Provisions for losses	127,715	127,715	125,471	125,471
Minority interest, net	(3,408)	(3,408)	(4,763)	(4,763)
Mortgage loans originated	(718,223)	(718,223)	(798,044)	(798,044)
Proceeds from sales of mortgage loans	719,490	719,490	730,936	730,936
(Increase) in restricted cash — other	(441,551)	(82,166)	(319,396)	(14,290)
(Increase) in accrued interest receivable	(473,161)	(473,161)	(321,428)	(321,428)
Increase in accrued interest payable	102,612	102,612	5,936	5,936
Adjustment for non-cash (income)/loss related to Retained Interest	144,020	144,020	24,769	24,769
(Increase) decrease in other assets, goodwill and acquired intangible assets, net	(224,208)	(94,519)	313,547	432,083
(Decrease) increase in other liabilities	(264,168)	(218,910)	716,397	714,329

Total adjustments	(1,857,519)	(1,270,101)	85,028	530,542

Net cash (used in) provided by operating activities	(982,140)	(394,722)	604,927	1,050,441

Investing activities
Student loans acquired	(15,981,396)	(15,999,045)	(14,976,607)	(14,982,617)
Loans purchased from securitized trusts (primarily loan consolidations)	(3,451,932)	(3,451,932)	(4,252,382)	(4,252,382)
Reduction of student loans:
Installment payments, claims and other	4,620,579	5,209,648	2,722,009	3,249,910
Claims and resales	589,069	—	527,901	—
Proceeds from securitization of student loans treated as sales	14,439,628	14,439,628	9,045,932	9,045,932
Proceeds from sales of student loans	91,050	91,050	17,572	17,572
Other loans-originated	(516,283)	(516,283)	(199,270)	(199,270)
Other loans-repaid	602,757	602,757	351,106	351,106
Other investing activities, net	—	(52,036)	—	(79,167)
Purchases of available-for-sale securities	(31,972,221)	(31,993,437)	(35,376,983)	(35,387,430)
Proceeds from sales of available-for-sale securities	3,252	2,455	983,469	624,960
Proceeds from maturities of available-for-sale securities	31,575,939	31,589,192	35,291,350	35,656,235
Purchases of held-to-maturity and other securities	(339,187)	(339,187)	(229,716)	(229,716)
Proceeds from maturities of held-to-maturity securities and other securities	461,372	446,160	340,058	340,058
(Increase) in restricted cash — on-balance sheet trusts	—	(344,173)	—	(305,106)
Return of investment from Retained Interest	55,688	55,688	117,487	117,487

Net cash provided by (used in) investing activities	178,315	(259,515)	(5,638,074)	(6,032,428)

Financing activities
Short-term borrowings issued	15,355,095	15,351,431	37,970,620	37,970,620
Short-term borrowings repaid	(15,358,062)	(15,358,062)	(37,947,271)	(37,947,271)
Long-term borrowings issued	4,696,532	4,686,236	3,271,567	3,263,109
Long-term borrowings repaid	(3,647,340)	(3,516,290)	(2,935,640)	(102,702)
Borrowings collateralized by loans in trust issued	3,091,347	3,091,347	2,287,461	2,287,461
Borrowings collateralized by loans in trust — activity	(2,114,262)	(2,252,700)	19,694	(2,819,798)
Other financing activities, net	—	(46,911)	—	—
Tax benefit from the exercise of stock-based awards	23,846	23,846	—	—
Common stock issued	172,467	119,660	114,822	104,511
Net settlements on equity forward contracts	—	(28,522)	—	(25,837)
Common stock repurchased	(315,984)	(315,984)	(344,353)	(344,353)
Common dividends paid	(194,086)	(194,086)	(172,126)	(172,126)
Preferred dividends issued	—	—	397,000	397,000
Preferred dividends paid	(16,767)	(16,767)	(6,745)	(6,745)

Net cash provided by financing activities	1,692,786	1,543,198	2,655,029	2,603,869

Net increase (decrease) in cash and cash equivalents	888,961	888,961	(2,378,118)	(2,378,118)
Cash and cash equivalents at beginning of period	2,498,655	2,498,655	3,395,487	3,395,487

Cash and cash equivalents at end of period	$3,387,616	$3,387,616	$1,017,369	$1,017,369

Cash disbursements made for:
Interest	$2,066,876	$2,066,876	$1,039,093	$1,039,093

Income taxes	$570,492	$570,492	$87,373	$87,373

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

21.	Restatement of Quarterly Consolidated Statements of Cash Flows (unaudited) (Continued)

	Nine Months Ended September 30,
	2006		2005
	As Previously		As Previously
(Dollars in thousands)	Reported	Restated	Reported	Restated

Operating activities
Net income	$1,138,851	$1,138,851	$951,249	$951,249
Adjustments to reconcile net income to net cash used in operating activities:
Gains on student loan securitizations	(902,417)	(902,417)	(311,895)	(311,895)
Losses on securities, net	24,899	24,899	56,976	56,976
Stock-based compensation cost	—	62,081	—	15,747
Unrealized (gains)/losses on derivative and hedging activities, excluding equity forwards	(193,972)	(193,972)	(420,878)	(420,878)
Unrealized (gains)/losses on derivative and hedging activities — equity forwards	181,616	181,616	(64,519)	(64,519)
Provisions for losses	194,957	194,957	137,688	137,688
Minority interest, net	(5,639)	(5,639)	(6,714)	(6,714)
Mortgage loans originated	(1,030,296)	(1,030,296)	(1,335,468)	(1,335,468)
Proceeds from sales of mortgage loans	1,052,750	1,052,750	1,239,425	1,239,425
(Increase) decrease in restricted cash — other	(587,724)	(148,312)	(279,814)	21,452
(Increase) in accrued interest receivable	(722,659)	(722,659)	(469,714)	(469,714)
Increase in accrued interest payable	167,418	167,418	82,764	82,764
Adjustment for non-cash (income)/loss related to Retained Interest	147,839	147,839	194,231	194,231
Decrease in other assets, goodwill and acquired intangible assets, net	144,974	390,679	153,860	346,664
Increase in other liabilities	332,889	394,756	594,256	592,188

Total adjustments	(1,195,365)	(386,300)	(429,802)	77,947

Net cash (used in) provided by operating activities	(56,514)	752,551	521,447	1,029,196

Investing activities
Student loans acquired	(27,072,346)	(27,121,113)	(23,108,450)	(23,166,508)
Loans purchased from securitized trusts (primarily loan consolidations)	(5,903,077)	(5,903,077)	(7,459,199)	(7,459,199)
Reduction of student loans:
Installment payments, claims and other	7,019,033	7,846,175	4,909,516	5,677,844
Claims and resales	827,142	—	768,328	—
Proceeds from securitization of student loans treated as sales	19,521,365	19,521,365	9,045,932	9,045,932
Proceeds from sales of student loans	94,578	94,578	166,471	166,471
Other loans — originated	(1,302,201)	(1,302,201)	(346,473)	(346,473)
Other loans — repaid	1,159,201	1,159,201	393,838	393,838
Other investing activities, net	—	(110,866)	—	(98,624)
Purchases of available-for-sale securities	(58,867,668)	(58,882,238)	(50,629,556)	(50,606,999)
Proceeds from sales of available-for-sale securities	3,428	2,866	983,469	624,960
Proceeds from maturities of available-for-sale securities	59,374,975	59,393,499	50,764,290	51,129,175
Purchases of held-to-maturity and other securities	(559,098)	(559,098)	(713,852)	(713,852)
Proceeds from maturities of held-to-maturity securities and other securities	650,480	635,268	685,132	685,132
(Increase) in restricted cash — on-balance sheet trusts	—	(424,200)	—	(301,266)
Return of investment from Retained Interest	66,781	66,781	161,183	161,183
Purchase of subsidiaries, net of cash acquired	(289,162)	(289,162)	(178,844)	(178,844)

Net cash used in investing activities	(5,276,569)	(5,872,222)	(14,558,215)	(14,987,230)

Financing activities
Short-term borrowings issued	15,858,049	15,854,385	56,745,936	56,745,936
Short-term borrowings repaid	(15,860,749)	(15,860,749)	(56,834,645)	(56,834,645)
Long-term borrowings issued	7,698,469	7,682,583	8,286,865	8,275,110
Long-term borrowings repaid	(4,494,881)	(4,284,140)	(4,957,066)	(1,391,778)
Borrowings collateralized by loans in trust issued	6,203,019	6,203,019	9,808,399	9,808,399
Borrowings collateralized by loans in trust — activity	(3,631,741)	(3,853,679)	(627,003)	(4,202,490)
Other financing activities, net	—	(64,886)	—	—
Tax benefit from the exercise of stock-based awards	27,445	27,445	—	—
Common stock issued	216,321	144,448	173,878	157,572
Net settlements on equity forward contracts	—	(45,906)	—	(40,474)
Common stock repurchased	(469,846)	(469,846)	(514,934)	(514,934)
Common dividends paid	(296,081)	(296,081)	(263,884)	(263,884)
Preferred dividends issued	—	—	396,910	396,910
Preferred dividends paid	(25,825)	(25,825)	(13,875)	(13,875)

Net cash provided by financing activities	5,224,180	5,010,768	12,200,581	12,121,847

Net decrease in cash and cash equivalents	(108,903)	(108,903)	(1,836,187)	(1,836,187)
Cash and cash equivalents at beginning of period	2,498,655	2,498,655	3,395,487	3,395,487

Cash and cash equivalents at end of period	$2,389,752	$2,389,752	$1,559,300	$1,559,300

Cash disbursements made for:
Interest	$3,117,085	$3,117,085	$1,701,632	$1,701,632

Income taxes	$574,220	$574,220	$234,962	$234,962

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts, unless otherwise stated)

22.	Subsequent Events

On January 25, 2007, the Attorney General of Illinois filed a lawsuit against Arrow Financial Services, LLC (“AFS”) in the Circuit Court of Cook County, Illinois alleging that AFS violated the Illinois Consumer Fraud and Deceptive Practices Act and the federal Fair Debt Collections Practices Act. The lawsuit seeks to enjoin AFS from violating the Illinois Consumer Fraud and Deceptive Practices Act and from engaging in debt management and collection services in or from the State of Illinois. The lawsuit also seeks to rescind certain agreements to pay back debt between AFS and Illinois consumers, to pay restitution to all consumers who have been harmed by AFS’s alleged unlawful practices, to impose a statutory civil penalty of $50,000 and to impose a civil penalty of $50,000 per violation ($60,000 per violation if the consumer is 65 years of age or older). The lawsuit alleges that as of January 25, 2007, 660 complaints against Arrow Financial have been filed with the Office of the Illinois Attorney General since 1999 and over 800 complaints have been filed with the Better Business Bureau. As of December 29, 2006, the Company owns 88 percent of the membership interests in AFS Holdings, LLC, the parent company of AFS.

ED Dear Colleague Letter Restating Requirements of 9.5 Percent Loan Special Allowance Payments Eligibility

On January, 23, 2007, ED issued a “Dear Colleague Letter” to the industry. The letter restated the requirements of the Higher Education Act of 1965, as amended, and ED’s regulations that control whether FFELP loans made or acquired with funds derived from tax-exempt obligations are eligible for 9.5 percent SAP. The letter’s restatement is consistent with claims asserted by the ED’s Office of Inspector General (“OIG”) in their Final Audit Report on “Special Allowance Payments to Nelnet for Loans Funded by Tax-Exempt Obligations” issued on September 29, 2006. On January 24, 2007, ED sent a letter to the Company which sets forth the same restatement and also imposes audit and certification requirements for any 9.5 percent SAP billings after September 30, 2006. On February 15, 2007, the Company delivered a letter to ED, which, subject to certain conditions, including no successful challenge by an industry participant of ED’s restated eligibility requirements for 9.5 percent SAP, stated that the Company would make no further claims for 9.5 percent SAP retroactive to October 1, 2006, and for those loans affected, would bill at the standard SAP rate. In the fourth quarter of 2006, the Company accrued $2.4 million in interest income in excess of income based upon the standard special allowance rate on its portfolio of loans that is entitled to receive 9.5 percent SAP. After adjusting for the fourth quarter accrual, the Company earned a total of $13.1 million in interest income in excess of standard special allowance payments during 2006. Regardless of the issuance of the “Dear Colleague Letter,” the Company’s portfolio of 9.5 percent loans and associated SAP billings have been in a constant state of decline. As a result, the Company’s voluntary forgoing of future claims of 9.5 percent SAP will not have a material impact on future earnings. In addition, the Company will record an impairment of $9 million related to the intangible asset associated with the 9.5 percent loans acquired in business combinations.

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

Four types of FFELP student loans are currently authorized under the Higher Education Act:

•	Subsidized Federal Stafford Loans to students who demonstrate requisite financial need;

•	Unsubsidized Federal Stafford Loans to students who either do not demonstrate financial need or require additional loans to supplement their Subsidized Stafford Loans;

•	Federal PLUS Loans to graduate or professional students (effective July 1, 2006) or parents of dependent students whose estimated costs of attending school exceed other available financial aid; and

•	FFELP Consolidation Loans, which consolidate into a single loan a borrower’s obligations under various federally authorized student loan programs.

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

Legislative Matters

The FFELP is subject to comprehensive reauthorization at least every 5 years and to frequent statutory and regulatory changes. The most recent reauthorization was the Higher Education Reconciliation Act of 2005 (HERA 2005), which was signed into law February 8, 2006 as part of the Deficit Reduction Act, Public Law 109-171. Other recent amendments since the program was previously reauthorized by the Higher Education Amendments of 1998, include the Ticket to Work and Work Incentives Improvement Act of 1999, by Public Law 106-554 (December 21, 2000), the Consolidated Appropriations Act of 2001, by Public

Law 107-139, (February 8, 2002) by Public Law 108-98 (October 10, 2003), and by Public Law 108-409 (October 30, 2004). Since HERA 2005, the Higher Education Act was amended by the Third Higher Education Extension Act of 2006 (THEEA), Public Law 109-292 (September 30, 2006).

In 1993 Congress created the William D. Ford Federal Direct Loan Program (“FDLP”) under which Stafford, PLUS and FFELP Consolidation Loans are funded directly by the U.S. Department of Treasury. The school determines whether it will participate in the FFELP or FDLP.

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

The 1999 and 2001 acts changed the financial index on which special allowance payments are computed on new loans from the 91-day Treasury bill rate to the three-month commercial paper rate (financial) for FFELP loans disbursed on or after January 1, 2000. For these FFELP loans, the special allowance payments to lenders are based upon the three-month commercial paper (financial) rate plus 2.34 percent (1.74 percent during in-school, grace and deferment periods) for Stafford Loans and 2.64 percent for PLUS and FFELP Consolidation Loans. The 1999 act did not change the rate that the borrower pays on FFELP loans.

The 2000 act changed the financial index on which the interest rate for some borrowers of SLS and PLUS loans are computed. The index was changed from the 1-year Treasury bill rate to the weekly average one-year constant maturity Treasury yield. The 2002 act changed the interest rate paid by borrowers beginning in fiscal year 2006 to a fixed rate of 6.8 percent for Stafford loans and 7.9 percent for PLUS loans, which has since been increased to 8.5 percent by the Higher Education Reconciliation Act of 2005.

The 1998 reauthorization and P.L. 107-139 set the borrower interest rates on FFELP and Federal Direct FFELP Consolidation Loans for borrowers whose applications are received before July 1, 2003 at a fixed rate equal to the lesser of the weighted average of the interest rates of the loans consolidated, adjusted up to the nearest one-eighth of one percent, and 8.25 percent. The 1998 legislation, as modified by the 1999 and 2002 acts, sets the special allowance payment rate for FFELP loans at the three-month commercial paper rate plus 2.64 percent for loans disbursed on or after January 1, 2000. Lenders of FFELP Consolidation Loans pay a rebate fee of 1.05 percent per annum to the U.S. Department of Education. All other guaranty fees may be passed on to the borrower.

The 2004 act increased the teacher loan forgiveness level for certain Stafford loan borrowers, and modified the special allowance calculation for loans made with proceeds of tax-exempt obligations.

The Higher Education Reconciliation Act of 2005 reauthorized the loan programs of the Higher Education Act (HEA) through September 30, 2012. Major provisions, which became effective July 1, 2006 (unless stated otherwise), include:

•	Change to a fixed 6.8 percent interest rate for Stafford loans.

•	Increases the scheduled change to a fixed PLUS interest rate from 7.9 percent to 8.5 percent.

•	Permanently modifies the minimum special allowance calculation for loans made with proceeds of tax-exempt obligations.

•	Requires submission of floor income to the government on loans made on or after April 1, 2006.

•	Repeals limitations on special allowance for PLUS loans made on and after January 1, 2000.

•	Increases first and second year Stafford loan limits from $2,625 and $3,500 to $3,500 and $4,500 respectively (effective July 1, 2007).

•	Increases graduate and professional student unsubsidized Stafford loan limits from $10,000 to $12,000 (effective July 1, 2007).

•	Authorizes graduate and professional students to borrow PLUS loans.

•	Reduces insurance from 98 percent to 97 percent for new loans beginning July 1, 2006.

•	Phases out the Stafford loan origination fee by 2010.

•	Reduces insurance for Exceptional Performers from 100 percent to 99 percent.

•	Repeals in-school consolidation, spousal consolidation, reconsolidation, and aligns loan consolidation terms in the FFELP and FDLP.

•	Mandates the deposit of a one percent federal default fee into a guaranty agency’s Federal Fund, which may be deducted from loan proceeds.

•	Repeals the guaranty agency Account Maintenance Fee cap (effective FY 2007).

•	Reduces guarantor retention of collection fees on defaulted FFELP Consolidation Loans from 18.5 percent to 10 percent (effective October 1, 2006).

•	Provides a discharge for loans that are falsely certified as a result of identity theft.

•	Provides 100 percent insurance on ineligible loans due to false or erroneous information on loans made on or after July 1, 2006.

•	Allows for a 3-year military deferment for a borrower’s loans made on or after July 1, 2001.

•	Reduces the monthly payment remittance needed to rehabilitate defaulted loans from 12 to 9.

•	Increases from 10 percent to 15 percent the amount of disposable pay a guaranty agency may garnish without borrower consent.

•	Streamlines mandatory forbearances to accommodate verbal requests.

The changes made by THEEA include:

•	Restrictions on the use of eligible lender trustees by schools that make FFEL loans;

•	New discharge provisions for Title IV loans for the survivors of eligible public servants and certain other eligible victims of the terrorist attacks on the United States on September 11, 2001; and

•	A technical modification to the HEA provision governing account maintenance fees that are paid to guaranty agencies in the FFEL Program.

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

(3) adding the applicable special allowance margin described in the table below; and

(4) dividing the resultant percentage by 4.

If the result is negative, the special allowance payment is zero.

Date of First Disbursement	Special Allowance Margin

Before 10/17/86	3.50%
From 10/17/86 through 09/30/92	3.25%
From 10/01/92 through 06/30/95	3.10%
From 07/01/95 through 06/30/98	2.50% for Stafford Loans that are in In-School, Grace or Deferment 3.10% for Stafford Loans that are in Repayment and all other loans
From 07/01/98 through 12/31/99	2.20% for Stafford Loans that are in In-School, Grace or Deferment 2.80% for Stafford Loans that are in Repayment 3.10% for PLUS, SLS and FFELP Consolidation Loans

For student loans disbursed on or after January 1, 2000, the special allowance percentage is computed by:

(1) determining the average of the bond equivalent rates of 3-month commercial paper (financial) rates quoted for that quarter;

(2) subtracting the applicable borrower interest rate;

(3) adding the applicable special allowance margin described in the table below; and

(4) dividing the resultant percentage by 4.

If the result is negative, the special allowance payment is zero.

Date of First Disbursement	Special Allowance Margin

From 01/01/00	1.74% for Stafford Loans that are in In-School, Grace or Deferment 2.34% for Stafford Loans that are in Repayment 2.64% for PLUS and FFELP Consolidation Loans

•	Special allowance payments are available on variable rate PLUS Loans and SLS Loans only if the variable rate, which is reset annually, exceeds the applicable maximum borrower rate. Effective July 1, 2006, this limitation on special allowance for PLUS loans made on and after January 1, 2000 is repealed. The variable rate is based on the weekly average one-year constant maturity Treasury yield for loans made before July 1, 1998 and based on the 91-day Treasury bill for loans made on or after July 1, 1998. The maximum borrower rate for these loans is between 9 percent and 12 percent.

Stafford Loan Program

For Stafford Loans, the Higher Education Act provides for:

•	federal reinsurance of Stafford Loans made by eligible lenders to qualified students;

•	federal interest subsidy payments on Subsidized Stafford Loans paid by the Department of Education to holders of the loans in lieu of the borrowers’ making interest payments during in-school, grace and deferment periods; and

•	special allowance payments representing an additional subsidy paid by the Department to the holders of eligible Stafford Loans.

We refer to all three types of assistance as “federal assistance.”

Interest.  The borrower’s interest rate on a Stafford Loan can be fixed or variable. Variable rates are reset annually each July 1 based on the bond equivalent rate of 91-day Treasury bills auctioned at the final auction held before the preceding June 1. Stafford Loan interest rates are presented below.

		Maximum
Trigger Date	Borrower Rate	Borrower Rate	Interest Rate Margin

Before 01/01/81	7%	7%	N/A
From 01/01/81 through 09/12/83	9%	9%	N/A
From 09/13/83 through 06/30/88	8%	8%	N/A
From 07/01/88 through 09/30/92	8% for 48 months; thereafter, 91-day Treasury + Interest Rate Margin	8% for 48 months, then 10%	3.25% for loans made before 7/23/92 and for loans made on or before 10/1/92 to new student borrowers; 3.10% for loans made after 7/23/92 and before 7/1/94 to borrowers with outstanding FFELP loans
From 10/01/92 through 06/30/94	91-day Treasury + Interest Rate Margin	9%	3.10%
From 07/01/94 through 06/30/95	91-day Treasury + Interest Rate Margin	8.25%	3.10%
From 07/01/95 through 06/30/98	91-day Treasury + Interest Rate Margin	8.25%	2.50% (In-School, Grace or Deferment); 3.10% (Repayment)
From 07/01/98 through 06/30/06	91-day Treasury + Interest Rate Margin	8.25%	1.70% (In-School, Grace or Deferment); 2.30% (Repayment)
From 07/01/06	6.8%	6.8%	N/A

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

			Independent Students
		All Students	Additional
	Subsidized	Subsidized and	Unsubsidized
	On or After	Unsubsidized On	Only On or	Maximum Annual
Borrower’s Academic Level Base Amount Subsidized and Unsubsidized On or After 10/1/93	1/1/87	or After 10/1/93	After 7/1/94	Total Amount

Undergraduate (per year):
1st year	$2,625	$2,625 *	$4,000	$6,625
2nd year	$2,625	$3,500 *	$4,000	$7,500
3rd year and above	$4,000	$5,500	$5,000 **	$10,500
Graduate (per year)	$7,500	$8,500	$10,000 *	$18,500
Aggregate Limit:
Undergraduate	$17,250	$23,000	$23,000	$46,000
Graduate (including undergraduate)	$54,750	$65,500	$73,000	$138,500

For the purposes of the table above:

•	The loan limits include both FFELP and FDLP loans.

•	The amounts in the second column represent the combined maximum loan amount per year for Subsidized and Unsubsidized Stafford Loans. Accordingly, the maximum amount that a student may borrow under an Unsubsidized Stafford Loan is the difference between the combined maximum loan amount and the amount the student received in the form of a Subsidized Stafford Loan.

*	Effective July 1, 2007, first and second year Stafford loan limits increase from $2,625 and $3,500 to $3,500 and $4,500 respectively, and graduate and professional student unsubsidized Stafford loan limits increase from $10,000 to $12,000.

**	Effective July 1, 2007 the annual unsubsidized Stafford loan limit for students taking coursework necessary for enrollment in a graduate or professional program is increased from $5,000 to $7,000.

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

Repayment.  Repayment of a Stafford Loan begins 6 months after the student ceases to be enrolled at least half time. In general, each loan must be scheduled for repayment over a period of not more than 10 years after repayment begins. New borrowers on or after October 7, 1998 who accumulate outstanding loans under the FFELP totaling more than $30,000 are entitled to extend repayment for up to 25 years, subject to minimum repayment amounts and FFELP Consolidation Loan borrowers may be scheduled for repayment up to 30 years depending on the borrower’s indebtedness. The Higher Education Act currently requires minimum annual payments of $600, unless the borrower and the lender agree to lower payments, except that negative amortization is not allowed. The Act and related regulations require lenders to offer the choice of a standard, graduated, income-sensitive and extended repayment schedule, if applicable, to all borrowers entering repayment.

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

			Interest
		Maximum	Rate
Trigger Date	Borrower Rate	Borrower Rate	Margin

Before 10/01/81	9%	9%	N/A
From 10/01/81 through 10/30/82	14%	14%	N/A
From 11/01/82 through 06/30/87	12%	12%	N/A
From 07/01/87 through 09/30/92	1-year Index + Interest Rate Margin	12%	3.25%
From 10/01/92 through 06/30/94	1-year Index + Interest Rate Margin	PLUS 10%, SLS 11%	3.10%
From 07/01/94 through 06/30/98	1-year Index + Interest Rate Margin	9%	3.10%
From 6/30/98 through 06/30/06	91-day Treasury + Interest Rate Margin	9%	3.10%
From 07/01/06	8.5%	8.5%	N/A

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

Consolidation Loan Program

The Higher Education Act also authorizes a program under which borrowers may consolidate one or more of their student loans into a single FFELP Consolidation Loan that is insured and reinsured on a basis similar to Stafford and PLUS Loans. FFELP Consolidation Loans are made in an amount sufficient to pay outstanding principal, unpaid interest, late charges and collection costs on all federally reinsured student loans incurred under the FFELP that the borrower selects for consolidation, as well as loans made under various other federal student loan programs and loans made by different lenders. In general, a borrower’s eligibility to consolidate FFELP student loans ends upon receipt of a FFELP Consolidation Loan. Under certain circumstances, a FFELP borrower may obtain a FFELP Consolidation Loan under the FDLP.

FFELP Consolidation Loans made on or after July 1, 1994 have no minimum loan amount, although FFELP Consolidation Loans for less than $7,500 do not enjoy an extended repayment period. Applications for FFELP Consolidation Loans received on or after January 1, 1993 but before July 1, 1994 were available only to borrowers who had aggregate outstanding student loan balances of at least $7,500. For applications received before January 1, 1993, FFELP Consolidation Loans were available only to borrowers who had aggregate outstanding student loan balances of at least $5,000.

To obtain a FFELP Consolidation Loan, the borrower must be either in repayment status or in a grace period before repayment begins. In addition, for applications received before January 1, 1993, the borrower must not have been delinquent by more than 90 days on any student loan payment. Prior to July 1, 2006, married couples who were eligible to consolidate agreed to be jointly and severally liable and were treated as one borrower for purposes of loan consolidation eligibility.

FFELP Consolidation Loans bear interest at a fixed rate equal to the greater of the weighted average of the interest rates on the unpaid principal balances of the consolidated loans and 9 percent for loans originated before July 1, 1994. For FFELP Consolidation Loans made on or after July 1, 1994 and for which applications were received before November 13, 1997, the weighted average interest rate is rounded up to the nearest whole percent. FFELP Consolidation Loans made on or after July 1, 1994 for which applications were received on or after November 13, 1997 through September 30, 1998 bear interest at the annual variable rate applicable to Stafford Loans subject to a cap of 8.25 percent. FFELP Consolidation Loans for which the application is received on or after October 1, 1998 bear interest at a fixed rate equal to the weighted average interest rate of the loans being consolidated rounded up to the nearest one-eighth of one percent, subject to a cap of 8.25 percent.

Interest on FFELP Consolidation Loans accrues and, for applications received before January 1, 1993, is paid without interest subsidy by the Department. For FFELP Consolidation Loans for which applications were received between January 1 and August 10, 1993, all interest of the borrower is paid during deferral periods. FFELP Consolidation Loans for which applications were received on or after August 10, 1993 are only subsidized if all of the underlying loans being consolidated were Subsidized Stafford Loans. In the case of FFELP Consolidation Loans made on or after November 13, 1997, the portion of a Consolidation Loan that is comprised of Subsidized FFELP Loans and Subsidized FDLP Loans retains subsidy benefits during deferral periods.

No insurance premium is charged to a borrower or a lender in connection with a Consolidation Loan. However, lenders must pay a monthly rebate fee to the Department at an annualized rate of 1.05 percent on principal and interest on FFELP Consolidation Loans for loans disbursed on or after October 1, 1993, and at an annualized rate of 0.62 percent for Consolidation Loan applications received between October 1, 1998 and January 31, 1999. The rate for special allowance payments for FFELP Consolidation Loans is determined in the same manner as for other FFELP loans.

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

Guarantee Agencies under the FFELP

Under the FFELP, guarantee agencies guarantee (or insure) loans made by eligible lending institutions. Student loans are guaranteed as to 100 percent of principal and accrued interest against death or discharge. Guarantee agencies also guarantee lenders against default. For loans that were made before October 1, 1993, lenders are insured for 100 percent of the principal and unpaid accrued interest. From October 1, 1993 to June 30, 2006, lenders are insured for 98 percent of principal and all unpaid accrued interest or 100 percent of principal and all unpaid accrued interest if it receives an Exceptional Performance designation by the Department of Education. Insurance for loans made on or after July 1, 2006 is reduced from 98 percent to 97 percent, and insurance for claim requests on or after July 1, 2006 under an Exceptional Performance designation is reduced from 100 percent to 99 percent.

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

Claims Paid Date	Maximum	5% Trigger	9% Trigger

Before October 1, 1993	100%	90%	80%
October 1, 1993 - September 30, 1998	98%	88%	78%
On or after October 1, 1998	95%	85%	75%

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

Student loans are discharged if the borrower died or becomes totally and permanently disabled. A physician must certify eligibility for a total and permanent disability discharge. Effective January 29, 2007, discharge eligibility was extended to survivors of eligible public servants and certain other eligible victims of the terrorist attacks on the United States on September 11, 2001.

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

Source	Basis
Insurance Premium	Up to 1% of the principal amount guaranteed, withheld
(Changes to Federal Default Fee July 1, 2006)	from the proceeds of each loan disbursement.
Loan Processing and Issuance Fee	.4% of the principal amount guaranteed in each fiscal year, paid by the Department of Education.
Account Maintenance Fee	.10% of the original principal amount of loans outstanding, paid by the Department of Education.
Default Aversion Fee	1% of the outstanding amount of loans submitted by a lender for default aversion assistance, minus 1% of the unpaid principal and interest paid on default claims, which is, paid once per loan by transfers out of the Student Loan Reserve Fund.
Collection Retention	23% of the amount collected on loans on which reinsurance has been paid (18.5% collected for a defaulted loan that is purchased by a lender for rehabilitation or consolidation), withheld from gross receipts. Guarantor retention of collection fees on defaulted FFELP Consolidation Loans is reduced from 18.5% to 10% (effective October 1, 2006), and reduced to zero beginning October 1, 2009 on default consolidations that exceed 45 percent of an agency’s total collections on defaulted loans.

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