Form 10-Q
period 2007-03-31
SLM CORP
filed 2007-05-10
CIK 1032033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007 or
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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2007

Voting common stock, $.20 par value	411,416,060 shares

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

See “NOTE 11 TO THE CONSOLIDATED FINANCIAL STATEMENTS — Segment Reporting” and “MANAGEMENT’S DISCUSSION AND ANALYSIS — BUSINESS SEGMENTS — Limitations of ‘Core Earnings’” for further discussion of the differences between “Core Earnings” and GAAP, as well as reconciliations between “Core Earnings” and GAAP.

In prior filings with the SEC of SLM Corporation’s Annual Report on Form 10-K and quarterly report on Form 10-Q, “Core Earnings” has been labeled as “‘Core’ net income” or “Managed net income” in certain instances.

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

Exceptional Performer (“EP”) Designation — The EP designation is determined by ED in recognition of a servicer meeting certain performance standards set by ED in servicing FFELP loans. Upon receiving the EP designation, the EP servicer receives 99 percent reimbursement on default claims on federally guaranteed student loans for all loans serviced for a period of at least 270 days before the date of default and will no longer be subject to the three percent Risk Sharing (see definition below) on these loans. The EP servicer is entitled to receive this benefit as long as it remains in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria. The annual assessment is in part based upon subjective factors which alone may form the basis for an ED determination to withdraw the designation. If the designation is withdrawn, the three percent Risk Sharing may be applied retroactively to the date of the occurrence that resulted in noncompliance.

FDLP — The William D. Ford Federal Direct Student Loan Program.

FFELP — The Federal Family Education Loan Program, formerly the Guaranteed Student Loan Program.

FFELP Consolidation Loans — Under the Federal Family Education Loan Program (“FFELP”) borrowers with multiple eligible student loans may consolidate them into a single student loan with one lender at a fixed rate for the life of the loan. The new note is considered a FFELP Consolidation Loan. Typically a borrower may consolidate his student loans only once unless the borrower has another eligible loan to consolidate with the existing FFELP Consolidation Loan. The borrower rate on a FFELP Consolidation Loan is fixed for the term of the loan and is set by the weighted average interest rate of the loans being consolidated, rounded up to the nearest 1/8th of a percent, not to exceed 8.25 percent. In low interest rate environments, FFELP Consolidation Loans provide an attractive refinancing opportunity to certain borrowers because they allow borrowers to consolidate variable rate loans into a long-term fixed rate loan. Holders of FFELP Consolidation Loans are eligible to earn interest under the Special Allowance Payment (“SAP”) formula (see definition below).

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

Preferred Lender List — Most higher education institutions select a small number of lenders to recommend to their students and parents. This recommended list is referred to as the Preferred Lender List.

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

Risk Sharing — When a FFELP loan defaults, the federal government guarantees 97 percent of the principal balance plus accrued interest (98 percent on loans disbursed before July 1, 2006) and the holder of the loan generally must absorb the remaining three percent not guaranteed as a Risk Sharing loss on the loan. FFELP student loans originated after October 1, 1993 are subject to Risk Sharing on loan default claim payments unless the default results from the borrower’s death, disability or bankruptcy. FFELP loans serviced by a servicer that has EP designation (see definition above) from ED are subject to one-percent Risk Sharing for claims filed on or after July 1, 2006.

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

SLM CORPORATION

FORM 10-Q
INDEX
March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)

Assets
FFELP Stafford and Other Student Loans (net of allowance for losses of $10,192 and $8,701, respectively)	$28,561,670	$24,840,464
FFELP Consolidation Loans (net of allowance for losses of $12,087 and $11,614, respectively)	66,170,098	61,324,008
Private Education Loans (net of allowance for losses of $369,072 and $308,346, respectively)	9,849,481	9,755,289
Other loans (net of allowance for losses of $19,803 and $20,394, respectively)	1,350,416	1,308,832
Investments
Available-for-sale	2,342,845	2,464,121
Other	94,215	99,330

Total investments	2,437,060	2,563,451
Cash and cash equivalents	3,679,108	2,621,222
Restricted cash and investments	3,719,020	3,423,326
Retained Interest in off-balance sheet securitized loans	3,643,322	3,341,591
Goodwill and acquired intangible assets, net	1,364,016	1,371,606
Other assets	6,102,275	5,585,943

Total assets	$126,876,466	$116,135,732

Liabilities
Short-term borrowings	$4,428,980	$3,528,263
Long-term borrowings	114,070,797	104,558,531
Other liabilities	3,990,878	3,679,781

Total liabilities	122,490,655	111,766,575

Commitments and contingencies

Minority interest in subsidiaries	9,029	9,115

Stockholders’ equity
Preferred stock, par value $.20 per share, 20,000 shares authorized; Series A: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share; Series B: 4,000 and 4,000 shares issued, respectively, at stated value of $100 per share	565,000	565,000
Common stock, par value $.20 per share, 1,125,000 shares authorized; 434,587 and 433,113 shares issued, respectively	86,918	86,623
Additional paid-in capital	2,638,334	2,565,211
Accumulated other comprehensive income (net of tax of $158,417 and $183,684, respectively)	300,884	349,111
Retained earnings	1,833,359	1,834,718

Stockholders’ equity before treasury stock	5,424,495	5,400,663
Common stock held in treasury: 22,650 and 22,496 shares, respectively	1,047,713	1,040,621

Total stockholders’ equity	4,376,782	4,360,042

Total liabilities and stockholders’ equity	$126,876,466	$116,135,732

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Interest income:
FFELP Stafford and Other Student Loans	$450,762	$298,500
FFELP Consolidation Loans	1,014,846	821,335
Private Education Loans	338,421	241,353
Other loans	27,973	23,307
Cash and investments	113,904	95,810

Total interest income	1,945,906	1,480,305
Total interest expense	1,532,090	1,092,784

Net interest income	413,816	387,521
Less: provisions for losses	150,330	60,319

Net interest income after provisions for losses	263,486	327,202

Other income:
Gains on student loan securitizations	367,300	30,023
Servicing and securitization revenue	251,938	98,931
Losses on securities, net	(30,967)	(2,948)
Gains (losses) on derivative and hedging activities, net	(356,969)	(86,739)
Guarantor servicing fees	39,241	26,907
Debt management fees	87,322	91,612
Collections revenue	65,562	56,681
Other	96,433	71,376

Total other income	519,860	285,843
Operating expenses:
Salaries and benefits	186,350	175,340
Other	169,824	147,969

Total operating expenses	356,174	323,309

Income before income taxes and minority interest in net earnings of subsidiaries	427,172	289,736
Income taxes	310,014	137,045

Income before minority interest in net earnings of subsidiaries	117,158	152,691
Minority interest in net earnings of subsidiaries	1,005	1,090

Net income	116,153	151,601
Preferred stock dividends	9,093	8,301

Net income attributable to common stock	$107,060	$143,300

Basic earnings per common share	$.26	$.35

Average common shares outstanding	411,040	412,675

Diluted earnings per common share	$.26	$.34

Average common and common equivalent shares outstanding	418,449	422,974

Dividends per common share	$.25	$.22

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2005	7,300,000	426,483,527	(13,346,717)	413,136,810	$565,000	$85,297	$2,233,647	$367,910	$1,111,743	$(572,172)	$3,791,425

Comprehensive income:

Net income									151,601		151,601

Other comprehensive income, net of tax:

Change in unrealized gains (losses) on investments, net of tax								(44,950)			(44,950)

Change in unrealized gains (losses) on derivatives, net of tax								5,531			5,531

Minimum pension liability								5			5

Comprehensive income											112,187

Cash dividends:

Common stock ($.22 per share)									(91,473)		(91,473)

Preferred stock, series A ($.87 per share)									(2,875)		(2,875)

Preferred stock, series B ($1.30 per share)									(5,267)		(5,267)

Issuance of common shares		2,845,835	46,002	2,891,837		569	83,036			2,568	86,173

Preferred stock issuance costs and related amortization							159		(159)		—

Tax benefit related to employee stock option and purchase plans							27,061				27,061

Stock-based compensation cost							20,349				20,349

Repurchase of common shares:

Equity forwards:

Exercise cost, cash			(2,447,832)	(2,447,832)						(133,994)	(133,994)

(Gain) loss on settlement			—	—						(806)	(806)

Benefit plans			(850,608)	(850,608)						(47,852)	(47,852)

Balance at March 31, 2006	7,300,000	429,329,362	(16,599,155)	412,730,207	$565,000	$85,866	$2,364,252	$328,496	$1,163,570	$(752,256)	$3,754,928

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholder’s
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Losses)	Earnings	Stock	Equity

Balance at December 31, 2006	7,300,000	433,112,982	(22,496,170)	410,616,812	$565,000	$86,623	$2,565,211	$349,111	$1,834,718	$(1,040,621)	$4,360,042

Comprehensive income:

Net income									116,153		116,153

Other comprehensive income, net of tax:

Change in unrealized gains (losses) on investments, net of tax								(48,188)			(48,188)

Change in unrealized gains (losses) on derivatives, net of tax								483			483

Defined benefit pension plans adjustment, net of tax								(522)			(522)

Comprehensive income											67,926

Cash dividends:

Common stock ($.25 per share)									(102,658)		(102,658)

Preferred stock, series A ($.87 per share)									(2,875)		(2,875)

Preferred stock, series B ($1.52 per share)									(6,058)		(6,058)

Issuance of common shares		1,473,681	35,123	1,508,804		295	47,420			1,574	49,289

Preferred stock issuance costs and related amortization							160		(160)		—

Tax benefit related to employee stock option and purchase plans							8,648				8,648

Stock-based compensation cost							16,895				16,895

Cumulative effect of accounting change									(5,761)		(5,761)

Repurchase of common shares:

Benefit plans			(188,919)	(188,919)						(8,666)	(8,666)

Balance at March 31, 2007	7,300,000	434,586,663	(22,649,966)	411,936,697	$565,000	$86,918	$2,638,334	$300,884	$1,833,359	$(1,047,713)	$4,376,782

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended
	March 31,
		Restated
	2007	2006
	(Unaudited)	(Unaudited)
Operating activities
Net income	$116,153	$151,601
Adjustments to reconcile net income to net cash used in operating activities:
Gains on student loan securitizations	(367,300)	(30,023)
Losses on securities, net	30,967	2,948
Stock-based compensation cost	26,101	22,768
Unrealized (gains)/losses on derivative and hedging activities, excluding equity forwards	(80,240)	(83,332)
Unrealized (gains)/losses on derivative and hedging activities — equity forwards	412,206	122,411
Provisions for losses	150,330	60,319
Minority interest, net	(1,609)	(1,674)
Mortgage loans originated	(226,208)	(349,332)
Proceeds from sales of mortgage loans	250,156	368,008
Decrease (increase) in restricted cash-other	22,202	(63,629)
(Increase) in accrued interest receivable	(350,454)	(233,427)
Increase in accrued interest payable	107,183	30,253
Adjustment for non-cash (income)/loss related to Retained Interest	(67,836)	52,524
(Increase) in other assets, goodwill and acquired intangible assets, net	(29,291)	(66,988)
Increase (decrease) in other liabilities	197,456	(193,826)

Total adjustments	73,663	(363,000)

Net cash provided by (used in) operating activities	189,816	(211,399)

Investing activities
Student loans acquired	(12,278,480)	(8,322,746)
Loans purchased from securitized trusts (primarily loan consolidations)	(1,347,297)	(1,338,498)
Reduction of student loans:
Installment payments	2,900,029	2,494,862
Proceeds from securitization of student loans treated as sales	1,976,599	7,985,275
Proceeds from sales of student loans	4,184	9,214
Other loans originated	(965,223)	(289,585)
Other loans repaid	897,602	295,396
Other investing activities, net	(58,236)	(33,065)
Purchases of available-for-sale securities	(15,448,651)	(10,263,898)
Proceeds from sales of available-for-sale securities	73,143	—
Proceeds from maturities of available-for-sale securities	15,567,592	10,811,460
Purchases of held-to-maturity and other securities	(540)	(235,804)
Proceeds from maturities of held-to-maturity securities and other securities	7,065	176,344
(Increase) decrease in restricted cash — on-balance sheet trusts	(379,218)	100,961
Return of investment from Retained Interest	62,455	36,580

Net cash (used in) provided by investing activities	(8,988,976)	1,426,496

Financing activities
Short-term borrowings issued	1,204,049	15,290,752
Short-term borrowings repaid	(957,381)	(15,297,685)
Long-term borrowings issued	1,567,602	1,653,839
Long-term borrowings repaid	(1,312,003)	(1,763,784)
Borrowings collateralized by loans in trust issued	11,203,950	—
Borrowings collateralized by loans in trust — activity	(1,638,925)	(1,082,549)
Other financing activities, net	(8,395)	(22,681)
Excess tax benefit from the exercise of stock-based awards	4,331	17,108
Common stock issued	35,423	71,942
Net settlements on equity forward contracts	(121,348)	(13,855)
Common stock repurchased	(8,666)	(181,846)
Common dividends paid	(102,658)	(91,473)
Preferred dividends paid	(8,933)	(8,142)

Net cash provided by (used in) financing activities	9,857,046	(1,428,374)

Net increase (decrease) in cash and cash equivalents	1,057,886	(213,277)
Cash and cash equivalents at beginning of period	2,621,222	2,498,655

Cash and cash equivalents at end of period	$3,679,108	$2,285,378

Cash disbursements made for:
Interest	$1,477,775	$1,022,758

Income taxes	$159,962	$148,597

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of SLM Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results for the year ending December 31, 2007. The consolidated balance sheet at December 31, 2006, as presented, was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three months ended March 31, 2006 to be consistent with classifications adopted for 2007.

Restatement of Quarterly Consolidated Statements of Cash Flows (unaudited)

The Company restated its 2006 quarterly consolidated statements of cash flows as more fully described within the Company’s 2006 Annual Report on Form 10-K at Note 2, “Significant Accounting Policies — Statement of Cash Flows  — Restatement of the Consolidated Statements of Cash Flows” and Note 21, “Restatement of Quarterly Consolidated Statements of Cash Flows (unaudited).” The restatements solely affected the classification of items in operating, investing and financing activities, and had no impact on the net increase (decrease) in cash and cash equivalents set forth in the consolidated statements of cash flows for any of the previously reported periods. The restatements did not affect the Company’s consolidated balance sheets, consolidated statements of income or consolidated statements of changes in stockholders’ equity. Accordingly, the Company’s historical revenues, net income, earnings per share, total assets and total stockholders’ equity remain unchanged.

Recently Issued Accounting Pronouncements

The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value (on an instrument by instrument basis) improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most recognized financial assets and liabilities are eligible items for the measurement option established by the statement. There are a few exceptions, including an investment in a subsidiary or an

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
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

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement was effective for the Company beginning January 1, 2007.

This statement:

•	Requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset as the result of (i) a transfer of the servicer’s financial assets that meet the requirement for sale accounting; (ii) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”; or (iii) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

•	Requires all separately recognized servicing assets or liabilities to be initially measured at fair value, if practicable.

•	Permits an entity to either (i) amortize servicing assets or liabilities in proportion to and over the period of estimated net servicing income or loss and assess servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date (amortization method); or (ii) measure servicing assets or liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur (fair value measurement method). The method must be chosen for each separately recognized class of servicing asset or liability.

•	At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

•	Requires separate presentation of servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and liabilities.

The adoption of SFAS No. 156 did not have a material impact on the Company’s financial statements as the Company did not elect to carry its servicing rights at fair value through earnings.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140. This statement was effective for the Company beginning January 1, 2007.

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

In January 2007, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” Implementation Issues No. B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor (Amended),” and No. B40, “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets.” The guidance clarifies various aspects of SFAS No. 155 and will require the Company to either (1) separately record embedded derivatives that may reside in the Company’s Residual Interest and on-balance sheet securitization debt, or (2) if embedded derivatives exist that require bifurcation, mark-to-market through income changes in the fair value of the Company’s Residual Interest and on-balance sheet securitization debt in their entirety. This standard is prospectively applied in 2007 for new securitizations and does not apply to the Company’s existing Residual Interest or on-balance sheet securitization debt that settled prior to 2007.

If material embedded derivatives exist within the Residual Interest that require bifurcation, the Company will most likely elect to carry the entire Residual Interest at fair value with subsequent changes in fair value recorded in earnings. This could have a material impact on earnings, as prior to the adoption of SFAS No. 155, changes in the fair value of these Residual Interests would have been recorded through other comprehensive income (except for impairment which is recorded through income). The Company elected this option related to the Private Education Loan securitization which settled in the first quarter of 2007 and as a result, recorded a $79 million unrealized gain through earnings that, prior to the adoption of SFAS No. 155, would have been recorded through other comprehensive income. The Company has concluded, based on its current

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

securitization deal structures, that its on-balance sheet securitization debt will not be materially impacted upon the adoption of SFAS No. 155 as embedded derivatives will not have a material value. Accordingly, there was no impact in the first quarter of 2007.

2.	Allowance for Student Loan Losses

The Company’s provisions for loan losses represent the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the student loan portfolios. The evaluation of the provisions for student loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. The Company believes that the allowance for student loan losses is appropriate to cover probable losses in the student loan portfolios.

The following table summarizes changes in the allowance for student loan losses for both the Private Education Loan and federally insured student loan portfolios for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006

Balance at beginning of period	$328,661	$219,062
Provisions for student loan losses	147,195	57,799

Charge-offs	(85,812)	(33,388)
Recoveries	6,790	6,389

Net charge-offs	(79,022)	(26,999)

Balance before reductions for student loan sales and securitizations	396,834	249,862
Reductions for student loan sales and securitizations	(5,483)	(2,185)

Balance at end of period	$391,351	$247,677

In addition to the provisions for student loan losses, provisions for other losses totaled $3 million and $2 million for the three months ended March 31, 2007 and 2006, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Student Loan Losses (Continued)

The following table summarizes changes in the allowance for student loan losses for Private Education Loans for the three months ended March 31, 2007 and 2006.

	Three Months
	Ended
	March 31,
	2007	2006

Balance at beginning of period	$308,346	$204,112
Provision for Private Education Loan losses	141,627	54,372

Charge-offs	(81,911)	(32,726)
Recoveries	6,790	6,389

Net charge-offs	(75,121)	(26,337)

Balance before securitization of Private Education Loans	374,852	232,147
Reduction for securitization of Private Education Loans	(5,780)	—

Balance at end of period	$369,072	$232,147

Net charge-offs as a percentage of average loans in repayment (annualized)	6.27%	2.83%
Allowance as a percentage of the ending total loan balance	3.61%	2.43%
Allowance as a percentage of ending loans in repayment	7.58%	5.96%
Allowance coverage of net charge-offs (annualized)	1.21	2.17
Average total loans	$11,354,166	$9,015,727
Ending total loans	$10,218,554	$9,543,311
Average loans in repayment	$4,859,260	$3,780,100
Ending loans in repayment	$4,867,215	$3,897,945

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Student Loan Losses (Continued)

Delinquencies

The table below presents the Company’s Private Education Loan delinquency trends as of March 31, 2007, December 31, 2006, and March 31, 2006. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	March 31,		December 31,		March 31,
	2007		2006		2006
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$5,220		$5,218		$5,573
Loans in forbearance(2)	494		359		412
Loans in repayment and percentage of each status:
Loans current	4,260	87.5%	4,214	86.9%	3,487	89.4%
Loans delinquent 31-60 days(3)	184	3.8	250	5.1	170	4.4
Loans delinquent 61-90 days(3)	131	2.7	132	2.7	106	2.7
Loans delinquent greater than 90 days(3)	292	6.0	255	5.3	135	3.5

Total Private Education Loans in repayment	4,867	100%	4,851	100%	3,898	100%

Total Private Education Loans, gross	10,581		10,428		9,883
Private Education Loan unamortized discount	(363)		(365)		(340)

Total Private Education Loans	10,218		10,063		9,543
Private Education Loan allowance for losses	(369)		(308)		(232)

Private Education Loans, net	$9,849		$9,755		$9,311

Percentage of Private Education Loans in repayment	46.0%		46.5%		39.4%

Delinquencies as a percentage of Private
Education Loans in repayment	12.5%		13.1%		10.6%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors consistent with the established loan program servicing procedures and policies.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Goodwill and Acquired Intangible Assets

Intangible assets include the following:

	Average	As of March 31, 2007
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$374	$(126)	$248
Tax exempt bond funding	10 years	—	—	—
Software and technology	7 years	95	(66)	29
Non-compete agreements	2 years	12	(9)	3

Total		481	(201)	280

Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	115	—	115

Total acquired intangible assets		$596	$(201)	$395

	Average	As of December 31, 2006
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$367	$(115)	$252
Tax exempt bond funding	10 years	46	(37)	9
Software and technology	7 years	94	(62)	32
Non-compete agreements	2 years	12	(9)	3

Total		519	(223)	296

Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	106	—	106

Total acquired intangible assets		$625	$(223)	$402

The Company recorded amortization of acquired intangibles totaling $15 million and $14 million for the three months ended March 31, 2007 and 2006, respectively. The Company will continue to amortize its intangible assets with definite useful lives over their remaining estimated useful lives.

In connection with the Company’s acquisition of Southwest Student Services Corporation and Washington Transferee Corporation, the Company acquired certain tax exempt bonds that enable the Company to earn a 9.5 percent Special Allowance Payment (“SAP”) rate on student loans funded by those bonds in indentured trusts. In the first quarter of 2007, the Company recognized an impairment of $9 million due to changes that restrict the loans on which the Company is entitled to earn a 9.5 percent yield. The impaired intangible asset is reported in the Lending segment and the impairment charge is included in operating expense in the Lending segment.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Goodwill and Acquired Intangible Assets (Continued)

A summary of changes in the Company’s goodwill by reportable segment (see Note 11, “Segment Reporting”) is as follows:

	December 31,		March 31,
(Dollars in millions)	2006	Adjustments	2007

Lending	$406	$—	$406
Debt Management Operations	349	10	359
Corporate and Other	215	(9)	206

Total	$970	$1	$971

Acquisitions are accounted for under the purchase method of accounting as defined in SFAS No. 141, “Business Combinations.” The Company allocates the purchase price to the fair value of the acquired tangible assets, liabilities and identifiable intangible assets as of the acquisition date as determined by an independent appraiser. Goodwill associated with the Company’s acquisitions is reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” addressed further in Note 2, “Significant Accounting Policies,” within the Company’s 2006 Annual Report on Form 10-K.

4.	Student Loan Securitization

Securitization Activity

The Company securitizes its student loan assets and for transactions qualifying as sales, retains a Residual Interest and servicing rights (as the Company retains the servicing responsibilities), all of which are referred to as the Company’s Retained Interest in off-balance sheet securitized loans. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the student loans. The investors of the securitization trusts have no recourse to the Company’s other assets should there be a failure of the trusts to pay when due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

The following table summarizes the Company’s securitization activity for the three months ended March 31, 2007 and 2006. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three Months Ended March 31,
	2007				2006
		Loan	Pre-			Loan	Pre-
	No. of	Amount	Tax	Gain	No. of	Amount	Tax	Gain
(Dollars in millions)	Transactions	Securitized	Gain	%	Transactions	Securitized	Gain	%

Securitization sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	2	$5,004	$17	.3%
FFELP Consolidation Loans	—	—	—	—	1	3,002	13	.4
Private Education Loans	1	2,000	367	18.4	—	—	—	—

Total securitizations — sales	1	2,000	$367	18.4%	3	8,006	$30	.4%

Securitization financings:
FFELP Stafford/PLUS Loans(1)	2	7,004			—	—
FFELP Consolidation Loans(1)	1	4,002			—	—

Total securitizations — financings	3	11,006			—	—

Total securitizations	4	$13,006			3	$8,006

(1)	Certain securitizations are structured to not qualify for sale treatment and accordingly, they are accounted for on-balance sheet as variable interest entities (“VIEs”). Terms that prevent sale treatment include: (1) allowing the Company to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after the initial settlement of the securitization, which do not relate to the reissuance of third party beneficial interests or (3) allowing the Company to hold an unconditional call option related to a certain percentage of the securitized assets.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

Key economic assumptions used in estimating the fair value of Residual Interests at the date of securitization resulting from the student loan securitization sale transactions completed during the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
	2007			2006
		FFELP	Private		FFELP	Private
	FFELP	Consolidation	Education	FFELP	Consolidation	Education
	Stafford(1)	Loans(1)	Loans	Stafford	Loans	Loans(1)

Prepayment speed (annual rate)(2)	—	—	—	*	6%	—
Interim status	—	—	0%	—	—	—
Repayment status	—	—	4-7%	—	—	—
Life of loan repayment status	—	—	6%	—	—	—
Weighted average life	—	—	9.4 yrs.	3.7 yrs.	8.3 yrs.	—
Expected credit losses (% of principal securitized)	—	—	4.69%	.15%	.27%	—
Residual cash flows discounted at (weighted average)	—	—	12.5%	12.4%	10.5%	—

(1)	No securitizations qualified for sale treatment in the period.

(2)	Effective December 31, 2006, the Company implemented Constant Prepayment Rates (“CPR”) curves for Residual Interest valuations that are based on the number of months since entering repayment that better reflect the CPR as the loan seasons. Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Previously, the Company applied a CPR that was based on a static life of loan assumption, irrespective of seasoning, or, in the case of FFELP Stafford and PLUS loans, the Company used a vector approach in applying the CPR. The repayment status CPR depends on the number of months since first entering repayment or as the loans seasons through the portfolio. Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

*	CPR of 20 percent for 2006, 15 percent for 2007 and 10 percent thereafter.

Retained Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests, included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of March 31, 2007 and 2006.

	As of March 31, 2007
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
Dollars in millions	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$637	$671	$2,336	$3,644
Underlying securitized loan balance(3)	13,058	17,268	14,807	45,133
Weighted average life	2.8 yrs.	7.2 yrs.	7.4 yrs.
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	0-43%	3-9%	4-7%
Life of loan — repayment status	24%	6%	6%
Expected credit losses (% of student loan principal)	.07%	.06%	4.39%
Residual cash flows discount rate	12.4%	10.5%	12.5%

	As of December 31, 2006
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
Dollars in millions	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$701	$676	$1,965	$3,342
Underlying securitized loan balance(3)	14,794	17,817	13,222	45,833
Weighted average life	2.9 yrs.	7.3 yrs.	7.2 yrs.
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	0-43%	3-9%	4-7%
Life of loan — repayment status	24%	6%	6%
Expected credit losses (% of student loan principal)	.06%	.07%	4.36%
Residual cash flows discount rate	12.6%	10.5%	12.6%

(1)	Includes $147 million and $151 million related to the fair value of the Embedded Floor Income as of March 31, 2007 and December 31, 2006, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the paydown of the underlying loans.

(2)	At March 31, 2007 and December 31, 2006, the Company had unrealized gains (pre-tax) in accumulated other comprehensive income of $332 million and $389 million, respectively, which related to the Retained Interests.

(3)	In addition to student loans in off-balance sheet trusts, the Company had $58.2 billion and $48.6 billion of securitized student loans outstanding (face amount) as of March 31, 2007 and December 31, 2006, respectively, in on-balance sheet securitization trusts.

(4)	Effective December 31, 2006, the Company implemented CPR curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Previously, the Company applied a CPR that was based on a static life of loan assumption, and, in the case of FFELP Stafford and PLUS loans, the Company applied a vector approach, irrespective of seasoning. Repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

The Company recorded $11 million and $52 million of impairment related to the Retained Interests for the three months ended March 31, 2007 and 2006, respectively. The impairment charges were primarily the result of FFELP Stafford loans prepaying faster than projected through loan consolidation ($11 million and $24 million for the three months ended March 31, 2007 and 2006, respectively). The impairment for the quarter ended March 31, 2006 also related to the Floor Income component of the Company’s Retained Interest due to increases in interest rates during the period ($28 million).

The table below shows the Company’s off-balance sheet Private Education Loan delinquency trends as of March 31, 2007, December 31, 2006 and March 31, 2006.

	March 31,		December 31,		March 31,
	2007		2006		2006
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$6,821		$5,608		$3,456
Loans in forbearance(2)	1,147		822		784
Loans in repayment and percentage of each status:
Loans current	6,475	94.7%	6,419	94.5%	4,389	95.5%
Loans delinquent 31-60 days(3)	145	2.1	222	3.3	106	2.3
Loans delinquent 61-90 days(3)	88	1.3	60	.9	46	1.0
Loans delinquent greater than 90 days(3)	131	1.9	91	1.3	55	1.2

Total off-balance sheet Private Education Loans in repayment	6,839	100%	6,792	100%	4,596	100%

Total off-balance sheet Private Education Loans, gross	$14,807		$13,222		$8,836

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors consistent with the established loan program servicing procedures and programs.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

5.  Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at March 31, 2007 and December 31, 2006 and their impact on other comprehensive income and earnings for the three months ended March 31, 2007 and 2006. At March 31, 2007 and December 31, 2006, $618 million (of which $76 million is in restricted cash and investments on the balance sheet) and $418 million (of which $53 million is in restricted cash and investments on the balance sheet) fair

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.  Derivative Financial Instruments (Continued)

value, respectively, of available-for-sale investment securities and $13 million and $28 million, respectively, of cash were pledged as collateral against these derivative instruments.

	Cash Flow		Fair Value		Trading		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(Dollars in millions)	2007	2006	2007	2006	2007	2006	2007	2006

Fair Values(1)
Interest rate swaps	$(10)	$(9)	$(306)	$(355)	$(50)	$(111)	$(366)	$(475)
Floor/Cap contracts	—	—	—	—	(196)	(200)	(196)	(200)
Futures	—	—	—	—	—	—	—	—
Equity forwards	—	—	—	—	(504)	(213)	(504)	(213)
Cross currency interest rate swaps	—	—	1,640	1,440	—	—	1,640	1,440

Total	$(10)	$(9)	$1,334	$1,085	$(750)	$(524)	$574	$552

(Dollars in billions)
Notional Values
Interest rate swaps	$2.4	$2.1	$15.6	$15.6	$187.5	$162.0	$205.5	$179.7
Floor/Cap contracts	—	—	—	—	22.8	21.5	22.8	21.5
Futures	.1	.1	—	—	.6	.6	.7	.7
Cross currency interest rate swaps	—	—	23.1	23.0	—	—	23.1	23.0
Other(2)	—	—	—	—	2.3	2.0	2.3	2.0

Total	$2.5	$2.2	$38.7	$38.6	$213.2	$186.1	$254.4	$226.9

(Shares in millions)
Contracts
Equity forwards	—	—	—	—	48.2	48.2	48.2	48.2

(1)	Fair values reported are exclusive of collateral held and/or pledged.

(2)	“Other” consists of an embedded derivative ($2 billion notional) bifurcated from the convertible debenture issuance that relates primarily to certain contingent interest and conversion features of the debt. In addition, beginning in the first quarter of 2007, “Other” also includes embedded derivatives bifurcated from newly issued on-balance sheet securitization debt, as a result of adopting SFAS No. 155 (see Note 1, “Significant Accounting Policies — Accounting for Certain Hybrid Financial Instruments”). All of the embedded derivatives have had a de minimis fair value since bifurcation.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.  Derivative Financial Instruments (Continued)

	Three Months Ended March 31,
	Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	2007	2006	2007	2006	2007	2006	2007	2006

Changes to accumulated other comprehensive income, net of tax
Change in fair value to cash flow hedges	$—	$2	$—	$—	$—	$—	$—	$2
Amortization of effective hedges(1)	1	4	—	—	—	—	1	4

Change in accumulated other comprehensive income, net	$1	$6	$—	$—	$—	$—	$1	$6

Earnings Summary
Amortization of closed futures contracts’ gains/losses in interest expense(2)	$(2)	$(6)	$—	$—	$—	$—	$(2)	$(6)
Gains (losses) on derivative and hedging activities — Realized(3)	—	—	—	—	(25)	(48)	(25)	(48)
Gains (losses) on derivative and hedging activities — Unrealized(4)	—	—	15	22	(347)	(61)	(332)	(39)

Total earnings impact	$(2)	$(6)	$15	$22	$(372)	$(109)	$(359)	$(93)

(1)	The Company expects to amortize $.3 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging the forecasted issuance of debt instruments that are outstanding as of March 31, 2007.

(2)	For futures contracts that qualify as SFAS No. 133 hedges where the hedged transaction occurs.

(3)	Includes net settlement income/expense related to trading derivatives and realized gains and losses related to derivative dispositions.

(4)	The change in the fair value of cash flow and fair value hedges represents amounts related to ineffectiveness.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Stockholders’ Equity

The following table summarizes the Company’s common share repurchases, issuances and equity forward activity for the three months ended March 31, 2007 and 2006.

	Three Months
	Ended
	March 31,
(Shares in millions)	2007	2006

Common shares repurchased:
Equity forwards	—	2.5
Benefit plans(1)	.2	.8

Total shares repurchased	.2	3.3

Average purchase price per share	$45.87	$55.13

Common shares issued	1.5	2.9

Equity forward contracts:
Outstanding at beginning of period	48.2	42.7
New contracts	—	2.5
Exercises	—	(2.5)

Outstanding at end of period	48.2	42.7

Authority remaining at end of period to repurchase or enter into equity forwards	15.7	16.2

(1)	Includes shares withheld from stock option exercises and vesting of performance stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

As of March 31, 2007, the expiration dates and range and weighted average purchase prices for outstanding equity forward contracts were as follows:

			Weighted
Year of Maturity	Outstanding	Range of	Average
(Contracts in millions of shares)	Contracts	Purchase Prices	Purchase Price

2008	7.3	$43.50 - $44.00	$43.80
2009	14.7	46.00 - 54.74	53.66
2010	15.0	54.74	54.74
2011	9.1	49.75 - 53.76	51.91
2012	2.1	46.30 - 46.70	46.40

	48.2		$51.86

The closing price of the Company’s common stock on March 30, 2007 was $40.90. Should the market value of the Company’s stock fall below certain initial trigger prices, the counterparty to the contract has a right to terminate the contract and settle all or a portion at the original contract price. For equity forward contracts outstanding at March 31, 2007, these initial trigger prices range from $23.93 per share to $30.11 per share.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Stockholders’ Equity (Continued)

In February 2007, the Company made payments to certain counterparties to lower the notional amounts on some of its outstanding equity forward contracts. Also in February 2007, the Company agreed with a counterparty to amend the trigger prices on its outstanding equity forward contracts. In total, the Company amended the terms of the contracts covering 18.5 million shares. As a result of these transactions, the Company’s aggregate position on equity forward contracts is 48.2 million shares at an average strike price of $51.86. The highest trigger price on all outstanding equity forward contracts is now $30.11, down from $35.58 before the amendments.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes the after-tax change in unrealized gains and losses on available-for-sale investments, unrealized gains and losses on derivatives qualifying as cash flow hedges, and the defined benefit pension plans adjustment. The following table presents the cumulative balances of the components of other comprehensive income as of March 31, 2007, December 31, 2006 and March 31, 2006.

	March 31,	December 31,	March 31,
	2007	2006	2006

Net unrealized gains (losses) on investments(1)	$292,175	$340,363	$337,365
Net unrealized gains (losses) on derivatives(2)	(7,087)	(7,570)	(7,029)
Defined benefit pension plans:
Net prior service cost	(23)	(24)	—
Net gain	15,819	16,342	—

Total defined benefit pension plans(3)	15,796	16,318	—
Minimum pension liability adjustment(4)	—	—	(1,840)

Total accumulated other comprehensive income	$300,884	$349,111	$328,496

(1)	Net of tax expense of $153,159, $179,244 and $179,281 as of March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

(2)	Net of tax benefit of $4,051, $4,347 and $4,007 as of March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

(3)	Net of tax expense of $9,309 and $8,787 as of March 31, 2007 and December 31, 2006, respectively.

(4)	Net of tax benefit of $991 as of March 31, 2006.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006

Numerator:
Net income attributable to common stock	$107,060	$143,300
Adjusted for debt expense of convertible debentures (“Co-Cos”), net of taxes(1)	—	—
Adjusted for non-taxable unrealized gains on equity forwards(2)	—	—

Net income attributable to common stock, adjusted	$107,060	$143,300

Denominator (shares in thousands):
Weighted average shares used to compute basic EPS	411,040	412,675
Effect of dilutive securities:
Dilutive effect of Co-Cos	—	—
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, Employee Stock Purchase Plan (“ESPP”) and equity forwards(3)(4)	7,409	10,299

Dilutive potential common shares(5)	7,409	10,299

Weighted average shares used to compute diluted EPS	418,449	422,974

Net earnings per share:
Basic EPS	$.26	$.35
Dilutive effect of Co-Cos(1)	—	—
Dilutive effect of equity forwards(2)(4)	—	—
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, and ESPP(3)	—	(.01)

Diluted EPS	$.26	$.34

(1)	Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” requires the shares underlying Co-Cos to be included in diluted EPS computations regardless of whether the market price trigger or the conversion price has been met, using the “if-converted” method.

(2)	SFAS No. 128, “Earnings per Share,” and the additional guidance provided by EITF Topic No. D-72, “Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share,” require both the denominator and the numerator to be adjusted in calculating the potential impact of the Company’s equity forward contracts on diluted EPS. Under this guidance, when certain conditions are satisfied, the impact can be dilutive when: (1) the average share price during the period is lower than the respective strike prices on the Company’s equity forward contracts, and (2) the Company recorded an unrealized gain or loss on derivative and hedging activities related to its equity forward contracts.

(3)	Reflects the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(4)	Reflects the potential dilutive effect of equity forward contracts, determined by the reverse treasury stock method.

(5)	For the three months ended March 31, 2007 and 2006, stock options and equity forwards of approximately 65 million shares and 47 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

8.	Pension Plans

Components of Net Periodic Pension Cost

Net periodic pension cost included the following components:

	Three Months Ended
	March 31,
	2007	2006

Service cost — benefits earned during the period	$1,775	$2,073
Interest cost on projected benefit obligations	3,084	2,862
Expected return on plan assets	(4,494)	(4,069)
Net amortization and deferral	(180)	122

Total net periodic pension cost	$185	$988

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it did not expect to contribute to its qualified pension plan (the “Qualified Plan”) in 2007. As of March 31, 2007, the Company had made no contributions to its Qualified Plan.

9.	Income Taxes

The following table summarizes the Company’s unrecognized tax benefits:

As of January 1, 2007

Gross amount of unrecognized tax benefits	$113,334
Total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	38,325
Total amount of interest and penalties recognized in the statement of operations and the statement of financial position	16,418

The Company adopted the provisions of the FASB’s Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $6 million increase in its liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. In addition, unrecognized tax benefits of $3 million are currently treated as a pending refund claim, reducing the above balance of total unrecognized tax benefits that if recognized would affect the effective tax rate.

In the first quarter of 2007, the Company adjusted its federal unrecognized tax benefits to reflect the expected outcome of several issues being negotiated with the IRS as a part of the current exam cycle, primarily regarding the timing of recognition of certain income and deduction items. Several other less significant amounts of uncertain tax benefits were also added during the first quarter. In total, as of March 31, the Company has gross unrecognized tax benefits of $166 million, as well as total interest and penalties recognized in the statement of operations of $22 million.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

9.	Income Taxes (Continued)

Reasonably Possible Significant Increases/ Decreases within Twelve Months

1. U.S. Federal Tax Uncertainties

The current exam of the Company’s 2003 and 2004 U.S. Federal tax return is scheduled to conclude in the second or third quarter of 2007, pending any appeals that may be filed by the Company on unagreed items. It is possible that additional government reviews of the exam results could extend the scheduled time period for conclusion of the exam. Multiple uncertainties are under review during the current exam. An estimate of the range of the possible change to the balance of the Company’s unrecognized tax benefits that may result from conclusion of the exam cannot at this time be made, pending completion of the current exam.

In addition, it is expected that during the second half of 2007, the IRS will commence the examination of the Company’s 2005 and 2006 federal income tax returns. It is reasonably possible that issues which arise during the exam may create the need for an increase in unrecognized tax benefits. Until the exam commences, an estimate of any such amounts cannot currently be made.

2. Other Tax Uncertainties

In the event that the Company is not contacted for exam by additional tax authorities by the end of 2007, it is reasonably possible that there will be a decrease in the Company’s unrecognized tax position liability, due to the tolling of various statute of limitations periods. Such change could be approximately $3 million to $5 million.

Tax Years Remaining Subject to Exam

The Company or one of its subsidiaries files income tax returns at the U.S. federal level, in most U.S. states, and various foreign jurisdictions. U.S. federal income tax returns filed for years prior to 2003 have been audited and are now resolved. As shown in the table below, the Company’s primary operating subsidiary has been audited by the listed states through the year shown, again with all issues resolved. Other combinations of subsidiaries, tax years, and jurisdictions remain open for review, subject to statute of limitations periods (typically 3 to 4 prior years).

State	Year audited through

New York	2003
Texas	2004
Pennsylvania	2000
Florida	2000
Indiana	2000
California	2002
Missouri	2003

The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense, and penalties in operating expenses.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

10.	Contingencies

Chae, et. al. v. SLM Corporation et. al.

On April 14, 2007, the Company was served with a putative class action suit by several borrowers in federal court in California. The complaint alleges violations of California Business & Professions Code 17200, breach of contract, breach of covenant of good faith and fair dealing, violation of consumer legal remedies act and unjust enrichment. The complaint challenges the Company’s FFELP billing practices as they relate to use of the simple daily interest method for calculating interest. The Company believes the complaint is without merit and it intends to vigorously defend this action.

The Company is also subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed or the accuracy of the Company’s reports to credit bureaus. In addition, the collections subsidiaries in the Company’s debt management operations group are routinely named in individual plaintiff or class action lawsuits in which the plaintiffs allege that the Company has violated a federal or state law in the process of collecting their account. Management believes that these claims, lawsuits and other actions will not have a material adverse effect on its business, financial condition or results of operations. Finally, from time to time, the Company receives information and document requests from state attorneys general concerning certain of its business practices. The Company’s practice has been and continues to be to cooperate with the state attorneys general and to be responsive to any such requests.

11.	Segment Reporting

The Company has two primary operating segments as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”— the Lending and Debt Management Operations (“DMO”) segments. The Lending and DMO operating segments meet the quantitative thresholds for reportable segments identified in SFAS No. 131. Accordingly, the results of operations of the Company’s Lending and DMO segments are presented below. The Company has smaller operating segments including the Guarantor Servicing and Student Loan Servicing operating segments as well as certain other products and services provided to colleges and universities which do not meet the quantitative thresholds identified in SFAS No. 131. Therefore, the results of operations for these operating segments and the revenues and expenses associated with these other products and services are combined with corporate overhead and other corporate activities within the Corporate and Other reporting segment.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
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

The Company’s principal operations are located in the United States, and its results of operations and long-lived assets in geographic regions outside of the United States are not significant. In the Lending segment, no individual customer accounted for more than 10 percent of its total revenue during the three months ended March 31, 2007 and 2006. United Student Aid Funds, Inc. (“USA Funds”) is the Company’s largest customer in both the DMO and Corporate and Other segments. During the three months ending March 31, 2007 and 2006, it accounted for 25 percent and 38 percent, respectively, of the aggregate revenues generated by the Company’s DMO and Corporate and Other segments. No other customers accounted for more than 10 percent of total revenues in those segments for the years mentioned.

Lending

In the Company’s Lending business segment, the Company originates and acquires both federally guaranteed student loans, which are administered by the U.S. Department of Education (“ED”), and Private Education Loans, which are not federally guaranteed. Private Education Loans are primarily used by borrowers to supplement FFELP loans to meet the rising cost of education. The Company manages student loans for nearly 10 million student and parent customers; its Managed student loan portfolio totaled $150.0 billion at March 31, 2007, of which $125.8 billion or 84 percent are federally insured. In addition to education lending, the Company also originates mortgage and consumer loans with the intent of selling the majority of such loans. During the three months ended March 31, 2007, the Company originated $310 million in mortgage and consumer loans of which $226 million pertained to mortgages in the held for sale portfolio. The Company’s mortgage and consumer loan portfolio totaled $597 million at March 31, 2007.

In addition to its federally insured FFELP products, the Company originates and acquires Private Education Loans which consist of two general types: (1) those that are designed to bridge the gap between the cost of higher education and the amount financed through either capped federally insured loans or the borrowers’ resources, and (2) those that are used to meet the needs of students who attend non-Title IV eligible institutions where FFELP loans are not available (such as career training, distance learning and lifelong learning programs). Most higher education Private Education Loans are made in conjunction with a FFELP Stafford loan and as such are marketed through the same channel as FFELP loans by the same sales force. Unlike FFELP loans, Private Education Loans are subject to the full credit risk of the borrower. The Company manages this additional risk through industry-tested loan underwriting standards and a combination of higher interest rates and loan origination fees that compensate the Company for the higher risk.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
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

Corporate and Other

The Company’s Corporate and Other business segment includes the aggregate activity of its smaller operating segments primarily its Guarantor Servicing, student loan servicing operating segments, and its recently acquired Upromise operating segments. Corporate and Other also includes several smaller products and services, as well as corporate overhead.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended March 31, 2007
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	DMO	and Other	Earnings”	Adjustments(3)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$695	$—	$—	$695	$(244)	$451
FFELP Consolidation Loans	1,331	—	—	1,331	(316)	1,015
Private Education Loans	658	—	—	658	(320)	338
Other loans	28	—	—	28	—	28
Cash and investments	162	—	2	164	(50)	114

Total interest income	2,874	—	2	2,876	(930)	1,946
Total interest expense	2,220	7	5	2,232	(700)	1,532

Net interest income	654	(7)	(3)	644	(230)	414
Less: provisions for losses	198	—	1	199	(49)	150

Net interest income after provisions for losses	456	(7)	(4)	445	(181)	264
Fee income	—	87	39	126	—	126
Collections revenue	—	65	—	65	1	66
Other income	44	—	52	96	231	327

Total other income	44	152	91	287	232	519
Operating expenses(1)	171	93	68	332	24	356

Income before income taxes and minority interest in net earnings of subsidiaries	329	52	19	400	27	427
Income tax expense(2)	122	19	7	148	162	310
Minority interest in net earnings of subsidiaries	—	1	—	1	—	1

Net income	$207	$32	$12	$251	$(135)	$116

(1)	Operating expenses for the Lending, DMO, and Corporate and Other business segments include $9 million, $3 million, and $4 million, respectively, of stock option compensation expense due to the implementation of SFAS No. 123(R) in the first quarter of 2006.

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(3)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2007
	Net Impact of	Net Impact of		Net impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income	$(216)	$25	$(39)	$—	$(230)
Less: provisions for losses	(49)	—	—	—	(49)

Net interest income after provisions for losses	(167)	25	(39)	—	(181)
Fee income	—	—	—	—	—
Collections revenue	1	—	—	—	1
Other income	588	(357)	—	—	231

Total other income	589	(357)	—	—	232
Operating expenses	—	—	—	24	24

Total pre-tax “Core Earnings” adjustments to GAAP	$422	$(332)	$(39)	$(24)	27

Income tax expense					162
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$(135)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

	Three Months Ended March 31, 2006
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	DMO	and Other	Earnings”	Adjustments(3)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$650	$—	$—	$650	$(351)	$299
FFELP Consolidation Loans	1,028	—	—	1,028	(207)	821
Private Education Loans	429	—	—	429	(188)	241
Other loans	23	—	—	23	—	23
Cash and investments	131	—	1	132	(36)	96

Total interest income	2,261	—	1	2,262	(782)	1,480
Total interest expense	1,660	5	1	1,666	(573)	1,093

Net interest income	601	(5)	—	596	(209)	387
Less: provisions for losses	75	—	—	75	(15)	60

Net interest income after provisions for losses	526	(5)	—	521	(194)	327
Fee income	—	92	27	119	—	119
Collections revenue	—	56	—	56	—	56
Other income	40	—	30	70	41	111

Total other income	40	148	57	245	41	286
Operating expenses(1)	161	89	59	309	14	323

Income before income taxes and minority interest in net earnings of subsidiaries	405	54	(2)	457	(167)	290
Income tax expense(2)	150	20	(1)	169	(32)	137
Minority interest in net earnings of subsidiaries	—	1	—	1	—	1

Net income	$255	$33	$(1)	$287	$(135)	$152

(1)	Operating expenses for the Lending, DMO, and Corporate and Other business segments include $10 million, $3 million, and $5 million, respectively, of stock option compensation expense due to the implementation of SFAS No. 123(R) in the first quarter of 2006.

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(3)	“Core Earnings” adjustments to GAAP:

	Three Months Ended March 31, 2006
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income	$(205)	$48	$(52)	$—	$(209)
Less: provisions for losses	(15)	—	—	—	(15)

Net interest income after provisions for losses	(190)	48	(52)	—	(194)
Fee income	—	—	—	—	—
Collections revenue	—	—	—	—	—
Other income	128	(87)	—	—	41

Total other income	128	(87)	—	—	41
Operating expenses	—	—	—	14	14

Total pre-tax “Core Earnings” adjustments to GAAP	$(62)	$(39)	$(52)	$(14)	(167)

Income tax expense					(32)

Total “Core Earnings” adjustments to GAAP					$(135)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

The adjustments required to reconcile from the Company’s “Core Earnings” results to its GAAP results of operations relate to differing treatments for securitization transactions, derivatives, Floor Income related to the Company’s student loans, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects aggregate adjustments associated with these areas for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
(Dollars in millions)	2007	2006

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting(1)	$422	$(62)
Net impact of derivative accounting(2)	(332)	(39)
Net impact of Floor Income(3)	(39)	(52)
Net impact of acquired intangibles(4)	(24)	(14)
Net tax effect(5)	(162)	32

Total “Core Earnings” adjustments to GAAP	$(135)	$(135)

(1)	Securitization: Under GAAP, certain securitization transactions in the Company’s Lending operating segment are accounted for as sales of assets. Under the Company’s “Core Earnings” presentation for the Lending operating segment, the Company presents all securitization transactions on a “Core Earnings” basis as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions as well as ongoing “servicing and securitization revenue” presented in accordance with GAAP are excluded from “Core Earnings” net income and replaced by the interest income, provisions for loan losses, and interest expense as they are earned or incurred on the securitization loans. The Company also excludes transactions with its off-balance sheet trusts from “Core Earnings” net income as they are considered intercompany transactions on a “Core Earnings” basis.

(2)	Derivative accounting: “Core Earnings” net income excludes periodic unrealized gains and losses arising primarily in the Company’s Lending operating segment, and to a lesser degree in the Company’s Corporate and Other reportable segment, that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 on derivatives that do not qualify for “hedge treatment” under GAAP. Under the Company’s “Core Earnings” presentation, the Company recognizes the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. “Core Earnings” net income also excludes the gain or loss on equity forward contracts that under SFAS No. 133, are required to be accounted for as derivatives and are marked-to-market through GAAP net income.

(3)	Floor Income: The timing and amount (if any) of Floor Income earned in the Company’s Lending operating segment is uncertain and in excess of expected spreads. Therefore, the Company excludes such income from “Core Earnings” net income when it is not economically hedged. The Company employs derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above in “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges and therefore, under GAAP, are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line on the income statement with no offsetting gain or loss recorded for the economically hedged items. For “Core Earnings” net income, the Company reverses the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and includes the amortization of net premiums received (net of Eurodollar futures contracts’ realized gains or losses) in income.

(4)	Acquired Intangibles: The Company excludes goodwill and intangible impairment and amortization of acquired intangibles.

(5)	Net Tax Effect: Such tax effect is based upon the Company’s “Core Earnings” effective tax rate for the year. The net tax effect results primarily from the exclusion of the permanent income tax impact of the equity forward contracts.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

12.	Subsequent Event

On April 16, 2007, the Company announced that an investor group (“the Investor Group”) led by J.C. Flowers & Co. (“J.C. Flowers”) signed a definitive agreement to acquire the Company for approximately $25.2 billion or $60.00 per share of common stock. When the transaction is complete, J.C. Flowers and certain other private equity investors including Friedman Fleischer & Lowe; will invest approximately $4.4 billion and own 50.2 percent, and Bank of America (NYSE: BAC) and JPMorgan Chase (NYSE: JPM) each will invest approximately $2.2 billion and each will own 24.9 percent. The Company’s independent board members unanimously approved the agreement and recommended that its shareholders approve the agreement. (See also the “Merger Agreement” filed with the Securities and Exchange Commission (“SEC”) on the Company’s Current Report on Form 8-K, dated April 18, 2007.)

The Investor Group has stated that it is committed to supporting the Company’s focus on transparency among lenders, schools and students and on corporate responsibility. The Company will be subject to oversight by Congress and the Department of Education, and will continue to be subject to all applicable federal and state laws, including the Higher Education Act.

The transaction will require the approval of the Company’s stockholders, is subject to required regulatory approvals and other closing conditions, and, under very limited circumstances, may be terminated by the Investor Group. The transaction is expected to close in late 2007. The consummation of the transaction is subject to regulatory review and the expiration of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company will not pay further dividends on its common stock prior to consummation of the proposed transaction.

In connection with negotiations to purchase the Company, the Company’s preliminary financial results for the first quarter of 2007 were shared with representatives of the Investor Group.

Financing Considerations Related to the Transaction

Following the closing, the Company will continue to have publicly traded debt securities and as a result will continue comprehensive financial reporting about its business, financial condition and results of operations. Bank of America and JPMorgan Chase are committed to provide debt financing for the transaction and to provide additional liquidity to the Company prior to and after the closing date, subject to customary terms and conditions.

A portion of the Company’s existing unsecured debt will remain outstanding, and such outstanding debt will not be equally and ratably secured with the new acquisition-related debt. The acquisition financing will be structured with the intent to accommodate the repayment of any outstanding debt as it matures. The Company expects this transaction to have no material impact on its outstanding asset-backed debt and to remain an active participant in the asset-backed securities market.

On April 16, 2007, after the Company announced the transaction, Moody’s Investor Services, Standard & Poor’s and Fitch Ratings placed the long and short-term ratings on the Company’s senior unsecured debt under review for possible downgrade. In addition, following the announcement, secondary market credit spreads on the Company’s outstanding senior unsecured bonds widened significantly, limiting access to new sources of senior unsecured funds at borrowing costs comparable to those available before the announcement.

On April 30, 2007, Bank of America and JPMorgan Chase provided the Company with a new, $30 billion asset-backed commercial paper conduit facility. This additional liquidity, combined with the Company’s existing liquidity, is anticipated to be sufficient to meet the Company’s cash needs beyond the expected closing

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at March 31, 2007 and for the three months ended
March 31, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

12.	Subsequent Event (Continued)

date of the announced transaction, even if no additional securities are issued by the Company during that time. However, the Company does expect to resume issuance of the Company’s traditional asset-backed securities within the next few months.

Accounting Considerations Related to the Transaction

Upon closing, the transaction will be accounted for using the purchase accounting method, and purchase accounting adjustments will be pushed down to the Company. Under purchase accounting, the total cost of the acquisition will be allocated to the Company’s identifiable assets and liabilities based on their respective fair values. Thus, all the assets and liabilities will have a new basis of accounting and therefore previous unamortized premiums, discounts and reserves related to those assets and liabilities will be written-off once the transaction closes. The excess of the purchase price over the estimated fair value of the identifiable assets and liabilities will be recognized as goodwill. Since the Company is the acquired enterprise, expenses incurred in connection with the transaction will be expensed. Transaction fees that are contingent upon the closing will be recognized when the transaction closes. Transaction fees that are not contingent on the closing will be expensed as incurred. Vesting accelerates on all stock-based compensation awards, and as a result, all deferred compensation related to those awards will be expensed upon closing of the transaction.

At March 31, 2007, the Company had approximately $2 billion Contingently Convertible Debentures (“Co-Cos”) outstanding. The Co-Cos are eligible to be called at par on or after July 25, 2007, under certain circumstances. At March 31, 2007, the Company classified its $2 billion outstanding Co-Cos as a long-term obligation because as of that date, the Company believed that a successful remarketing of the Co-Cos in July 2007 was probable. Upon announcement of the transaction on April 16, 2007, the Company deemed that a successful remarketing of the bonds in July 2007 was no longer probable. The Company expects to classify the Co-Cos as a short-term obligation at June 30, 2007 if at that time the Company believes that a successful remarketing of the bonds will not occur in July 2007, as the investors will have the option to put the bonds back to the Company at such time. Additionally, in the definitive agreement to acquire the Company signed on April 16, 2007, the Company agreed to redeem the Co-Cos on July 25, 2007 after receiving written notice from the Investor Group upon certain conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three months ended March 31, 2007 and 2006
(Dollars in millions, except per share amounts, unless otherwise noted)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements and information that are based on management’s current expectations as of the date of this document. When used in this report, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement (see “SUBSEQUENT EVENT” that describes the definitive agreement for an investor group to acquire the Company (“the Merger”)); the outcome of any legal proceedings that may be instituted against us and others relating to the merger agreement; the inability to complete the Merger due to the failure to obtain shareholder approval or the failure to satisfy other conditions to completion of the Merger; the failure to obtain the necessary debt financing arrangements set forth in commitment letters received in connection with the Merger; the effect of the announcement of the Merger on our customer relationships, operating results and business generally; the amount of the costs, fees, expenses and charges related to the Merger and the actual terms of certain financings that will be obtained for the Merger; the impact of the substantial indebtedness incurred to finance the consummation of the Merger; changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in these laws and regulations, which may reduce the volume, average term and yields on student loans under the Federal Family Education Loan Program (“FFELP”) or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to SLM Corporation, more commonly known as Sallie Mae, and its subsidiaries (collectively, “the Company”). In addition, a larger than expected increase in third party consolidations of our FFELP loans could materially adversely affect our results of operations. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; incorrect estimates or assumptions by management in connection with the preparation of our consolidated financial statements; changes in the composition of our Managed FFELP and Private Education Loan portfolios; a significant decrease in our common stock price, which may result in counterparties terminating equity forward positions with us, which, in turn, could have a materially dilutive effect on our common stock; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans; losses from loan defaults; changes in prepayment rates and credit spreads; and changes in the demand for debt management services and new laws or changes in existing laws that govern debt management services.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A discussion of the Company’s critical accounting policies, which include premiums, discounts and Borrower Benefits, securitization accounting and Retained Interests, provisions for loan losses, derivative accounting and the effects of Consolidation Loan activity on estimates, can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to these policies during the first quarter of 2007.

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three Months
	Ended		Increase
	March 31,		(Decrease)
	2007	2006	$	%

Net interest income	$414	$387	$27	7%
Less: provisions for losses	150	60	90	150

Net interest income after provisions for losses	264	327	(63)	(19)
Gains on student loan securitizations	367	30	337	1123
Servicing and securitization revenue	252	99	153	155
Losses on securities, net	(31)	—	(31)	(100)
Gains (losses) on derivative and hedging activities, net	(357)	(87)	(270)	(310)
Guarantor servicing fees	39	27	12	44
Debt management fees	87	92	(5)	(5)
Collections revenue	66	56	10	18
Other income	96	69	27	39
Operating expenses	356	323	33	10

Pre-tax income	427	290	137	47%
Income taxes	310	137	173	126
Minority interest in net earnings of subsidiaries	1	1	—	—

Net income	116	152	(36)	(24)
Preferred stock dividends	9	9	—	—

Net income attributable to common stock	$107	$143	$(36)	(25)%

Basic earnings per common share	$.26	$.35	$(.09)	(26)%

Diluted earnings per common share	$.26	$.34	$(.08)	(24)%

Dividends per common share	$.25	$.22	$.03	14%

Condensed Balance Sheets

			Increase
	March 31,	December 31,	(Decrease)
	2007	2006	$	%

Assets
FFELP Stafford and Other Student Loans, net	$28,562	$24,841	$3,721	15%
FFELP Consolidation Loans, net	66,170	61,324	4,846	8
Private Education Loans, net	9,849	9,755	94	1
Other loans, net	1,351	1,309	42	3
Cash and investments	6,116	5,185	931	18
Restricted cash and investments	3,719	3,423	296	9
Retained Interest in off-balance sheet securitized loans	3,643	3,341	302	9
Goodwill and acquired intangible assets, net	1,364	1,372	(8)	(1)
Other assets	6,102	5,586	516	9

Total assets	$126,876	$116,136	$10,740	9%

Liabilities and Stockholders’ Equity
Short-term borrowings	$4,429	$3,528	$901	26%
Long-term borrowings	114,071	104,559	9,512	9
Other liabilities	3,991	3,680	311	8

Total liabilities	122,491	111,767	10,724	10

Minority interest in subsidiaries	9	9	—	—
Stockholders’ equity before treasury stock	5,424	5,401	23	—
Common stock held in treasury	1,048	1,041	7	1

Total stockholders’ equity	4,376	4,360	16	—

Total liabilities and stockholders’ equity	$126,876	$116,136	$10,740	9%

RESULTS OF OPERATIONS

Consolidated Earnings Summary

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

For the three months ended March 31, 2007, net income of $116 million ($.26 diluted earnings per share) was a decrease of 24 percent from net income of $152 million ($.34 diluted earnings per share) for the three months ended March 31, 2006. First quarter 2007 pre-tax income of $427 million was a 47 percent increase from $290 million earned in the first quarter of 2006. The decrease in current quarter over year-ago quarter, after-tax net income versus the increase in pre-tax net income is driven by fluctuations in the unrealized gains and losses on equity forward contracts as described above. Excluding the unrealized loss on equity forward contracts of $412 million in the first quarter of 2007 and $122 million in the first quarter of 2006, taxable income increased the effective tax rate from 47 percent in the first quarter of 2006 to 73 percent in the first quarter of 2007.

The increase in the pre-tax results of the first quarter of 2007 versus the year-ago quarter was primarily due to an increase in securitization gains of $337 million, partially offset by an increase in the net losses on derivative and hedging activities of $270 million. In the first quarter of 2007, we recognized a pre-tax securitization gain of $367 million from one Private Education Loan securitization compared to pre-tax securitization gains of $30 million in the first quarter of 2006, as the result of two FFELP Stafford securitizations and one FFELP Consolidation Loan securitization. The year-over-year increase in net losses on derivative and hedging activities is primarily due to the $290 million increase in the unrealized loss on equity forward contracts as discussed above and to a decrease of $139 million in the unrealized gains on our Floor Income Contracts. The negative impact on pre-tax income from these items is partially offset by a positive impact from basis swaps which swung from an unrealized loss of $82 million in the first quarter of 2006 to an unrealized gain of $60 million in the first quarter of 2007.

Net interest income after provisions for loan losses decreased by $63 million versus the first quarter of 2006. The decrease is due to the year-over-year increase in the provision for Private Education Loan losses of $90 million, which offset the year-over-year $27 million increase in net interest income. The increase in the provisions for loan losses reflects a further seasoning of the portfolio and an increase in delinquencies and charge-offs related to lower collections caused by operational challenges encountered from the relocation of one of the Company’s call centers. The $27 million, or 7 percent, year-over-year increase in net interest income is primarily due to a $19.8 billion increase in average interest earning assets, offset by a 22 basis point decrease in the net interest margin. The year-over-year decrease in the net interest margin is due to higher average interest rates which reduced Floor Income by $10 million, a higher provision for interest reserves as a result of the increase in delinquencies noted above, and an increase in the average balance of cash and investments.

In the first quarter of 2007, servicing and securitization income was $252 million, a $153 million increase over the year-ago quarter. This increase can primarily be attributed to a year-over-year decrease of $41 million in impairments to our Retained Interests. The prior year impairments were primarily caused by the effect of higher than expected FFELP Consolidation Loan activity on our off-balance sheet FFELP Stafford securitizations. The remaining increase in securitization revenue is due to the increase of higher yielding Private Education Loan Residual Interests, and the adoption of SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” in the first quarter of 2007. Under SFAS No. 155, the Company has elected to recognize the unrealized fair value adjustment to our Residual Interests in earnings. For securitizations closed prior to December 31, 2006, this adjustment was recorded in other comprehensive income.

In the first quarter of 2007, fee and other income and collections revenue totaled $289 million, an increase of 17 percent over the year-ago quarter. This increase was primarily driven by revenue from Upromise, acquired in August 2006 and to higher guarantor servicing fees.

Our Managed student loan portfolio grew by $23.1 billion (or 18 percent), from $126.9 billion at March 31, 2006 to $150.0 billion at March 31, 2007. In the first quarter of 2007, we acquired $12.5 billion of student loans, a 46 percent increase over the $8.6 billion acquired in the year-ago period. The first quarter 2007 acquisitions included $2.4 billion in Private Education Loans, a 24 percent increase over the $2.0 billion acquired in the year-ago period. In the quarter ended March 31, 2007, we originated $8.0 billion of student loans through our Preferred Channel, an increase of 5 percent over the $7.6 billion originated in the year-ago quarter.

NET INTEREST INCOME

Average Balance Sheets

The following table reflects the rates earned on interest earning assets and paid on interest bearing liabilities for the three months ended March 31, 2007 and 2006. This table reflects the net interest margin for the entire Company on a consolidated basis.

	Three Months Ended March 31,
	2007		2006
	Balance	Rate	Balance	Rate

Average Assets
FFELP Stafford and Other Student Loans	$26,885	6.80%	$19,522	6.20%
FFELP Consolidation Loans	63,260	6.51	54,312	6.13
Private Education Loans	11,354	12.09	9,016	10.86
Other loans	1,365	8.31	1,172	8.14
Cash and investments	7,958	5.81	7,042	5.52

Total interest earning assets	110,822	7.12%	91,064	6.59%

Non-interest earning assets	9,095		7,963

Total assets	$119,917		$99,027

Average Liabilities and Stockholders’ Equity
Short-term borrowings	$3,220	5.89%	$4,174	4.78%
Long-term borrowings	107,950	5.58	87,327	4.85

Total interest bearing liabilities	111,170	5.59%	91,501	4.84%

Non-interest bearing liabilities	4,483		3,703
Stockholders’ equity	4,264		3,823

Total liabilities and stockholders’ equity	$119,917		$99,027

Net interest margin		1.51%		1.73%

Rate/Volume Analysis

The following rate/volume analysis illustrates the relative contribution of changes in interest rates and asset volumes.

		Increase
		(Decrease)
		Attributable to
	Increase	Change in
	(Decrease)	Rate	Volume

Three months ended March 31, 2007 vs. three months ended March 31, 2006
Interest income	$465	$138	$327
Interest expense	439	204	235

Net interest income	$26	$(66)	$92

The decrease in the net interest margin for the three months ended March 31, 2007 versus the year-ago quarter, was primarily due to fluctuations in the student loan spread as discussed under “Student Loans — Student Loan Spread — Student Loan Spread Analysis — On-Balance Sheet.”

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

Student Loan Spread

An important performance measure closely monitored by management is the student loan spread. The student loan spread is the difference between the income earned on the student loan assets and the interest paid on the debt funding those assets. A number of factors can affect the overall student loan spread such as:

•	the mix of student loans in the portfolio, with FFELP Consolidation Loans having the lowest spread and Private Education Loans having the highest spread;

•	the premiums paid, borrower fees charged and capitalized costs incurred to acquire student loans which impact the spread through subsequent amortization;

•	the type and level of Borrower Benefits programs for which the student loans are eligible;

•	the estimate of uncollectible accrued interest in the period provided through interest income;

•	the level of Floor Income and, when considering the “Core Earnings” basis student loan spread, the amount of Floor Income-eligible loans that have been hedged through Floor Income Contracts; and

•	funding and hedging costs.

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

The average balance of our Wholesale Consolidation Loan portfolio was $4.6 billion for the first quarter of 2007. Had the impact of the Wholesale Consolidation Loan volume been included in the on-balance sheet student loan spread it would have reduced the spread by approximately 7 basis points for the first quarter of 2007. As of March 31, 2007, Wholesale Consolidation Loans totaled $6.7 billion, or 10 percent, of our total on-balance sheet FFELP Consolidation Loan portfolio.

The student loan spread is highly susceptible to liquidity, funding and interest rate risk. These risks are discussed separately in our 2006 Annual Report on Form 10-K at “LIQUIDITY AND CAPITAL RESOURCES” and in the “RISK FACTORS” discussion.

Student Loan Spread Analysis — On-Balance Sheet

The following table analyzes the reported earnings from student loans on-balance sheet. For an analysis of our student loan spread for the entire portfolio of Managed student loans on a similar basis to the on-balance sheet analysis, see “LENDING BUSINESS SEGMENT — Student Loan Spread Analysis — ‘Core Earnings’ Basis.”

	Three Months Ended
	March 31,
	2007	2006

On-Balance Sheet
Student loan yield, before Floor Income	8.17%	7.51%
Gross Floor Income	.02	.07
Consolidation Loan Rebate Fees	(.63)	(.68)
Borrower Benefits	(.13)	(.11)
Premium and discount amortization	(.15)	(.12)

Student loan net yield	7.28	6.67
Student loan cost of funds	(5.57)	(4.84)

Student loan spread(1)	1.71%	1.83%

Average Balances
On-balance sheet student loans(1)	$96,866	$82,850

(1)	Excludes the impact of the Wholesale Consolidation Loan portfolio on the student loan spread and average balances for the three months ended March 31, 2007.

Discussion of Student Loan Spread — Effects of Floor Income and Derivative Accounting

In low interest rate environments, one of the primary drivers of fluctuations in our on-balance sheet student loan spread is the level of gross Floor Income (Floor Income earned before payments on Floor Income Contracts) earned in the period. Short-term interest rates have increased to a level that significantly reduced the level of gross Floor Income earned in the periods presented. We believe that we have economically hedged most of the Floor Income through the sale of Floor Income Contracts, under which we receive an upfront fee and agree to pay the counterparty the Floor Income earned on a notional amount of student loans. These contracts do not qualify for hedge accounting treatment and as a result the payments on the Floor Income Contracts are included on the income statement with “gains (losses) on derivative and hedging activities, net” rather than in student loan interest income.

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

Discussion of Student Loan Spread — Other Quarter-over-Quarter Fluctuations

We estimate the amount of Private Education Loan accrued interest in a period that is not reasonably expected to be collected in the future using a methodology consistent with the status-based migration analysis used for the allowance for Private Education Loans. We use this estimate to offset accrued interest in the current period through a charge to student loan interest income. As our provisions for loan losses increased significantly in the first quarter of 2007, we had a similar rise in the estimate of uncollectible accrued interest receivable which reduced the student loan spread by approximately 5 basis points as compared to the first quarter of 2006.

In the first quarter of 2006, we changed our policy related to Borrower Benefits qualification requirements and updated our assumptions to reflect this policy. These changes resulted in a reduction of our liability for Borrower Benefits of $10 million or 5 basis points.

FEDERAL AND STATE TAXES

The Company is subject to federal and state income taxes. Our effective tax rate for the three months ended March 31, 2007 was 73 percent versus 47 percent for the three months ended March 31, 2006. The effective tax rate reflects the permanent impact of the exclusion of the gains or losses on equity forward contracts recognized under SFAS No. 150.

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

“Core Earnings” are the primary financial performance measures used by management to develop the Company’s financial plans, track results, and establish corporate performance targets and incentive compensation. While “Core Earnings” are not a substitute for reported results under GAAP, the Company relies on “Core Earnings” in operating its business because “Core Earnings” permit management to make meaningful period-to-period comparisons of the operational and performance indicators that are most closely assessed by management. Management believes this information provides additional insight into the financial performance of the core business activities of our operating segments. Accordingly, the tables presented below reflect “Core Earnings” which is reviewed and utilized by management to manage the business for each of the Company’s reportable segments. A further discussion regarding “Core Earnings” is included under “Limitations of ‘Core Earnings’ ”” and “Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment.”

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

	Three Months Ended
	March 31, 2007
			Corporate
	Lending	DMO	and Other

Interest income:
FFELP Stafford and Other Student Loans	$695	$—	$—
FFELP Consolidation Loans	1,331	—	—
Private Education Loans	658	—	—
Other loans	28	—	—
Cash and investments	162	—	2

Total interest income	2,874	—	2
Total interest expense	2,220	7	5

Net interest income	654	(7)	(3)
Less: provisions for losses	198	—	1

Net interest income after provisions for losses	456	(7)	(4)
Fee income	—	87	39
Collections revenue	—	65	—
Other income	44	—	52

Total other income	44	152	91
Operating expenses(1)	171	93	68

Income before income taxes and minority interest in net earnings of subsidiaries	329	52	19
Income tax expense(2)	122	19	7
Minority interest in net earnings of subsidiaries	—	1	—

“Core Earnings” net income	$207	$32	$12

(1)	Operating expenses for the Lending, DMO, and Corporate and Other business segments include $9 million, $3 million, and $4 million, respectively, of stock option compensation expense due to the implementation of SFAS No. 123(R) in the first quarter of 2006.

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended
	March 31, 2006
			Corporate
	Lending	DMO	and Other

Interest income:
FFELP Stafford and Other Student Loans	$650	$—	$—
FFELP Consolidation Loans	1,028	—	—
Private Education Loans	429	—	—
Other loans	23	—	—
Cash and investments	131	—	1

Total interest income	2,261	—	1
Total interest expense	1,660	5	1

Net interest income	601	(5)	—
Less: provisions for losses	75	—	—

Net interest income after provisions for losses	526	(5)	—
Fee income	—	92	27
Collections revenue	—	56	—
Other income	40	—	30

Total other income	40	148	57
Operating expenses(1)	161	89	59

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	405	54	(2)
Income tax expense (benefit)(2)	150	20	(1)
Minority interest in net earnings of subsidiaries	—	1	—

“Core Earnings” net income (loss)	$255	$33	$(1)

(1)	Operating expenses for the Lending, DMO, and Corporate and Other business segments include $10 million, $3 million, and $5 million, respectively, of stock option compensation expense due to the implementation of SFAS No. 123(R) in the first quarter of 2006.

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

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

	Three Months Ended March 31,
	2007			2006
			Corporate			Corporate
	Lending	DMO	and Other	Lending	DMO	and Other

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting	$422	$—	$—	$(62)	$—	$—
Net impact of derivative accounting	80	—	(412)	83	—	(122)
Net impact of Floor Income	(39)	—	—	(52)	—	—
Amortization of acquired intangibles	(14)	(5)	(5)	(9)	(4)	(1)

Total “Core Earnings” adjustments to GAAP	$449	$(5)	$(417)	$(40)	$(4)	$(123)

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

The following table summarizes the securitization adjustments in our Lending operating segment for the three months ended March 31, 2007 and 2006.

	Three Months
	Ended
	March 31,
	2007	2006

“Core Earnings” securitization adjustments:
Net interest income on securitized loans, after provisions for losses	$(167)	$(189)
Gains on student loan securitizations	367	30
Servicing and securitization revenue	252	99
Intercompany transactions with off-balance sheet trusts	(30)	(2)

Total “Core Earnings” securitization adjustments	$422	$(62)

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

Basis swaps are used to convert floating rate debt from one interest rate index to another to better match the interest rate characteristics of the assets financed by that debt. We primarily use basis swaps to change the index of our floating rate debt to better match the cash flows of our student loan assets that are primarily indexed to a commercial paper, Prime or Treasury bill index. In addition, we use basis swaps to convert debt indexed to the Consumer Price Index (“CPI”) to 3-month LIBOR debt. SFAS No. 133 requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. Our basis swaps hedge variable interest rate risk, however they do not meet this effectiveness test because our FFELP student loans can earn at either a variable or a fixed interest rate depending on market interest rates. We also have basis swaps that do not meet the SFAS No. 133 effectiveness test that economically hedge off-balance sheet instruments. As a result, under GAAP these swaps are recorded at fair value with changes in fair value reflected in the income statement.

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

The table below quantifies the adjustments for derivative accounting under SFAS No. 133 on our net income for the three months ended March 31, 2007 and 2006 when compared with the accounting principles employed in all years prior to the SFAS No. 133 implementation.

	Three Months Ended March 31,
	2007	2006
“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net included in other income(1)	$(357)	$(87)
Less: Realized losses on derivative and hedging activities, net(1)	25	48

Unrealized gains (losses) on derivative and hedging activities, net(1)	(332)	(39)
Other pre-SFAS No. 133 accounting adjustments	—	—

Total net impact of SFAS No. 133 derivative accounting	$(332)	$(39)

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of both the realized and unrealized losses on derivative and hedging activities.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

SFAS No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. The table below summarizes the realized losses on derivative and hedging activities, and where they are reclassified to on a “Core Earnings” basis for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
Reclassification of realized losses on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(7)	$(21)
Net settlement expense on interest rate swaps reclassified to net interest income	(18)	(27)
Net realized losses on closed Eurodollar futures contracts and terminated derivative contracts reclassified to other income	—	—

Total reclassifications of realized losses on derivative and hedging activities	(25)	(48)
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	(332)	(39)

Gains (losses) on derivative and hedging activities, net	$(357)	$(87)

(1)	“Unrealized gains (losses) on derivative and hedging activities, net” is comprised of the following unrealized mark-to-market gains (losses):

	Three Months
	Ended
	March 31,
	2007	2006

Floor Income Contracts	$5	$144
Equity forward contracts	(412)	(122)
Basis swaps	60	(82)
Other	15	21

Total unrealized gains (losses) on derivative and hedging activities, net	$(332)	$(39)

Unrealized gains and losses on Floor Income Contracts are primarily caused by changes in interest rates. In general, an increase in interest rates results in an unrealized gain and vice versa. Unrealized gains and losses on Equity Forward Contracts fluctuate with changes in the Company’s stock price. Unrealized gains and losses on basis swaps result from changes in the spread between indices, primarily as it relates to CPI swaps economically hedging debt issuances indexed to CPI.

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

The following table summarizes the Floor Income adjustments in our Lending operating segment for the three months ended March 31, 2007 and 2006.

	Three Month Ended
	March 31,
	2007	2006

“Core Earnings” Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$—	$—
Amortization of net premiums on Floor Income Contracts and futures in net interest income	(39)	(52)

Total “Core Earnings” Floor Income adjustments	$(39)	$(52)

4) Acquired Intangibles:  We exclude goodwill and intangible impairment and amortization of acquired intangibles. These amounts totaled $24 million and $14 million, respectively, for the three months ended March 31, 2007 and 2006, respectively. In the first quarter of 2007, we recognized an intangible impairment of $9 million due to changes in projected interest rates and to changes that restrict the loans on which the Company is entitled to earn a 9.5 percent yield (Special Allowance Payment (“SAP”) loans).

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

The following table summarizes the “Core Earnings” results of operations for our Lending business segment.

	Three Months
	Ended		% Increase
	March 31,		(Decrease)
			2007 vs.
	2007	2006	2006

“Core Earnings” interest income:
FFELP Stafford and Other Student Loans	$695	$650	7%
FFELP Consolidation Loans	1,331	1,028	29
Private Education Loans	658	429	53
Other loans	28	23	22
Cash and investments	162	131	24

Total “Core Earnings” interest income	2,874	2,261	27
Total “Core Earnings” interest expense	2,220	1,660	34

Net “Core Earnings” interest income	654	601	9
Less: provisions for losses	198	75	164

Net “Core Earnings” interest income after provisions for losses	456	526	(13)
Other income	44	40	10
Operating expenses(1)	171	161	6

Income before income taxes and minority interest in net earnings of subsidiaries	329	405	(19)
Income taxes	122	150	(19)

“Core Earnings” net income	$207	$255	(19)%

(1)	The three months ended March 31, 2007 and 2006 operating expenses for the Lending segment include $9 million and $10 million, respectively, of stock option compensation expense due to the implementation of SFAS No. 123(R) in the first quarter of 2006.

Summary of our Managed Student Loan Portfolio

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

Ending Balances (net of allowance for loan losses):

	March 31, 2007
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet:
In-school	$11,682	$—	$11,682	$4,379	$16,061
Grace and repayment	16,201	64,994	81,195	6,202	87,397

Total on-balance sheet, gross	27,883	64,994	92,877	10,581	103,458
On-balance sheet unamortized premium/(discount)	689	1,188	1,877	(363)	1,514
On-balance sheet allowance for losses	(10)	(12)	(22)	(369)	(391)

Total on-balance sheet, net	28,562	66,170	94,732	9,849	104,581

Off-balance sheet:
In-school	1,824	—	1,824	4,978	6,802
Grace and repayment	11,233	17,269	28,502	9,829	38,331

Total off-balance sheet, gross	13,057	17,269	30,326	14,807	45,133
Off-balance sheet unamortized premium/(discount)	221	492	713	(339)	374
Off-balance sheet allowance for losses	(8)	(3)	(11)	(116)	(127)

Total off-balance sheet, net	13,270	17,758	31,028	14,352	45,380

Total Managed	$41,832	$83,928	$125,760	$24,201	$149,961

% of on-balance sheet FFELP	30%	70%	100%
% of Managed FFELP	33%	67%	100%
% of total	28%	56%	84%	16%	100%

	December 31, 2006
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet:
In-school	$9,745	$—	$9,745	$4,353	$14,098
Grace and repayment	14,530	60,348	74,878	6,075	80,953

Total on-balance sheet, gross	24,275	60,348	84,623	10,428	95,051
On-balance sheet unamortized premium/(discount)	575	988	1,563	(365)	1,198
On-balance sheet allowance for losses	(9)	(12)	(21)	(308)	(329)

Total on-balance sheet, net	24,841	61,324	86,165	9,755	95,920

Off-balance sheet:
In-school	2,047	—	2,047	3,892	5,939
Grace and repayment	12,747	17,817	30,564	9,330	39,894

Total off-balance sheet, gross	14,794	17,817	32,611	13,222	45,833
Off-balance sheet unamortized premium/(discount)	244	497	741	(303)	438
Off-balance sheet allowance for losses	(10)	(3)	(13)	(86)	(99)

Total off-balance sheet, net	15,028	18,311	33,339	12,833	46,172

Total Managed	$39,869	$79,635	$119,504	$22,588	$142,092

% of on-balance sheet FFELP	29%	71%	100%
% of Managed FFELP	33%	67%	100%
% of total	28%	56%	84%	16%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Average Balances:

	Three months ended March 31, 2007
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet	$26,885	$63,260	$90,145	$11,354	$101,499
Off-balance sheet	13,920	18,022	31,942	12,721	44,663

Total Managed	$40,805	$81,282	$122,087	$24,075	$146,162

% of on-balance sheet FFELP	30%	70%	100%
% of Managed FFELP	33%	67%	100%
% of Total	28%	56%	84%	16%	100%

	Three months ended March 31, 2006
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet	$19,522	$54,312	$73,834	$9,016	$82,850
Off-balance sheet	21,784	11,636	33,420	8,649	42,069

Total Managed	$41,306	$65,948	$107,254	$17,665	$124,919

% of on-balance sheet FFELP	26%	74%	100%
% of Managed FFELP	39%	61%	100%
% of Total	33%	53%	86%	14%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

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

Specifically, management uses the “Core Earnings” basis student loan spread to evaluate the overall economic effect that certain factors have on all student loans either on- or off-balance sheet. These factors include the overall mix of student loans in our portfolio, acquisition costs, Borrower Benefits program costs, Floor Income and funding and hedging costs. Management believes that it is important to evaluate all of these factors on a Managed Basis to gain additional information about the economic effect of these factors on all student loans under management. Management believes that this additional information assists us in making strategic decisions about the Company’s business model for the Lending business segment, including among other factors, how we acquire or originate student loans, how we fund acquisitions and originations, what Borrower Benefits we offer and what type of loans we purchase or originate. While management believes that the “Core Earnings” basis student loan spread is an important tool for evaluating the Company’s performance for the reasons described above, it is subject to certain general and specific limitations that investors should carefully consider. See “BUSINESS SEGMENTS — Limitations of ‘Core Earnings.’” One specific limitation is that the “Core Earnings” basis student loan spread includes the spread on loans that we have sold to securitization trusts.

	Three Months Ended
	March 31,
	2007	2006

“Core Earnings” basis student loan yield	8.33%	7.60%
Consolidation Loan Rebate Fees	(.56)	(.55)
Borrower Benefits	(.11)	(.07)
Premium and discount amortization	(.16)	(.14)

“Core Earnings” basis student loan net yield	7.50	6.84
“Core Earnings” basis student loan cost of funds	(5.68)	(4.97)

“Core Earnings” basis student loan spread(1)	1.82%	1.87%

Average Balances
On-balance sheet student loans(1)	$96,866	$82,850
Off-balance sheet student loans	44,663	42,069

Managed student loans	$141,529	124,919

(1)	Excludes the impact of the Wholesale Consolidation Loan portfolio on the student loan spread and average balance for the three months ended March 31, 2007.

Discussion of “Core Earnings” Basis Student Loan Spread — Quarter-over-Quarter Fluctuations

As discussed under “Student Loans — Student Loan Spread — Wholesale Consolidation Loans,” the student loan spread analysis above also excludes the impact of our Wholesale Consolidation Loan portfolio whose average balance was $4.6 billion for the first quarter of 2007. Had the impact of the Wholesale Consolidation Loan volume been included in the “Core Earnings” Basis Student Loan Spread Analysis, it would have reduced the spread by approximately 5 basis points for the first quarter of 2007. As of March 31, 2007, Wholesale Consolidation Loans totaled $6.7 billion, or 8.0 percent, of our total Managed Consolidation Loan portfolio.

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

The following table reflects the “Core Earnings” basis student loan spreads by product, excluding the effect of non-recurring items, for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006

FFELP Loan Spreads (“Core Earnings” Basis):
Stafford	1.24%	1.41%
Consolidation	1.04	1.25

FFELP Loan Spread (“Core Earnings” Basis)	1.11	1.32

Private Education Loan Spreads (“Core Earnings” Basis):
Before provision	5.28%	4.87%
After provision	2.10	3.32

The FFELP loan spreads will continue to decline on a year-over-year basis as the mix of the portfolios of both Stafford and Consolidation Loans shift away from older loans with higher SAP spreads to newer loans with reduced SAP spreads. Stafford loan spreads have also declined as a result of increased amortization expense associated with the cost of absorbing the origination fees and guarantor fees on behalf of borrowers. Additionally, FFELP Consolidation Loan spreads were negatively impacted year-over-year from the lower amortization associated with the maturing of existing Floor Income Contracts.

The increase in Private Education Loan spreads before provision from the first quarter of 2006 to the first quarter of 2007 was driven by widening margins associated with our various product offerings. The decrease in the spread after provision was due to the increase in the provision associated with our allowance for Private Education Loan losses as discussed in “Private Education Loans — Activity in the Allowance for Private Education Loan Losses.”

Floor Income — Managed Basis

The following table analyzes the ability of the FFELP student loans in our Managed student loan portfolio to earn Floor Income after March 31, 2007 and 2006.

	March 31, 2007			March 31, 2006
	Fixed	Variable		Fixed	Variable
	Borrower	Borrower		Borrower	Borrower
(Dollars in billions)	Rate	Rate	Total	Rate	Rate	Total

Student loans eligible to earn Floor Income:
On-balance sheet student loans	$72.4	$19.6	$92.0	$51.7	$14.9	$66.6
Off-balance sheet student loans	17.2	12.9	30.1	12.9	20.7	33.6

Managed student loans eligible to earn Floor Income	89.6	32.5	122.1	64.6	35.6	100.2
Less: notional amount of Floor Income Contracts	(16.3)	—	(16.3)	(25.1)	—	(25.1)

Net Managed student loans eligible to earn Floor Income	$73.3	$32.5	$105.8	$39.5	$35.6	$75.1

Net Managed student loans earning Floor Income	$2.0	$.2	$2.2	$.4	$—	$.4

We have sold Floor Income Contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation Loans that are eligible to earn Floor Income.

The following table presents a projection of the average Managed balance of FFELP Consolidation Loans for which its Fixed Rate Floor Income has already been economically hedged through Floor Income Contracts for the period April 1, 2007 to June 30, 2010. These loans are both on-balance sheet and off-balance sheet and the related hedges do not qualify under SFAS No. 133 accounting as effective hedges.

	April 1, 2007 to
(Dollars in billions)	December 31, 2007	2008	2009	2010

Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged (Managed Basis)	$16	$15	$10	$2

Private Education Loans

All Private Education Loans are initially acquired on-balance sheet. In securitizations of Private Education Loans that are treated as sales, the loans are no longer owned by us, and they are accounted for off-balance sheet. For our Managed Basis presentation in the table below, when Private Education Loans are sold to securitization trusts, we reduce the on-balance sheet allowance for loan losses for amounts previously provided and then re-establish the allowance for these loans in the off-balance sheet section. The total allowance of both on-balance sheet and off-balance sheet loan losses results in the Managed Basis allowance for loan losses. The off-balance sheet allowance is lower than the on-balance sheet allowance when measured as a percentage of ending loans in repayment because of the different mix of loans on-balance sheet and off-balance sheet.

When Private Education Loans in our securitized trusts settling before September 30, 2005, become 180 days delinquent, we typically exercise our contingent call option to repurchase these loans at par value out of the trust and record a loss for the difference in the par value paid and the fair market value of the loan at the time of purchase. If these loans reach the 212-day delinquency, a charge-off for the remaining balance of the loan is triggered. On a Managed Basis, the losses recorded under GAAP for loans repurchased at day 180 are reversed and the full amount is charged off in the month in which the loan is 212 days delinquent. We do not hold the contingent call option for all trusts settled after September 30, 2005 and as such, the loans are charged off in these trusts.

Activity in the Allowance for Private Education Loan Losses

The provision for student loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of Private Education Loans.

The following table summarizes changes in the allowance for Private Education Loan losses for the three months ended March 31, 2007 and 2006.

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006	2007	2006

Allowance at beginning of period	$308	$204	$86	$78	$394	$282
Provision for Private Education Loan losses	142	54	47	14	189	68
Charge-offs	(82)	(32)	(23)	(1)	(105)	(33)
Recoveries	7	6	—	—	7	6

Net charge-offs	(75)	(26)	(23)	(1)	(98)	(27)

Balance before securitization of Private Education Loans	375	232	110	91	485	323
Reduction for securitization of Private Education Loans	(6)	—	6	—	—	—

Allowance at end of period	$369	$232	$116	$91	$485	$323

Net charge-offs as a percentage of average loans in repayment (annualized)	6.27%	2.83%	1.35%	.01%	3.40%	1.27%
Allowance as a percentage of the ending total loan balance	3.61%	2.43%	.80%	1.06%	1.96%	1.78%
Allowance as a percentage of ending loans in repayment	7.58%	5.96%	1.70%	1.99%	4.14%	3.81%
Average coverage of net charge-offs (annualized)	1.21	2.17	1.25	326.22	1.22	3.02
Average total loans	$11,354	$9,016	$12,721	$8,649	$24,075	$17,665
Ending total loans	$10,218	$9,543	$14,468	$8,648	$24,686	$18,191
Average loans in repayment	$4,859	$3,780	$6,815	$4,624	$11,674	$8,404
Ending loans in repayment	$4,867	$3,898	$6,839	$4,596	$11,706	$8,494

Toward the end of 2006 and in early 2007, we experienced lower collections resulting in increased levels of charge-off activity in our Private Education Loan portfolio. As the portfolio seasons, we expect charge-off rates to increase from the historically low levels experienced in the prior periods. However, the large increase in the first quarter of 2007 is caused by factors beyond the portfolio seasoning. In the third and fourth quarters of 2006, we encountered a number of operational challenges at our DMO in performing pre-default collections on the Company’s Private Education Loan portfolio that contributed to the increase in charge-offs in the first quarter of 2007. In August 2006, we announced that we intended to relocate responsibility for certain Private Education Loan collections from our Nevada call center to a new call center in Indiana. This transfer presented us with unexpected operational challenges that resulted in lower collections that have negatively impacted the Private Education Loan portfolio. Management has taken several remedial actions, including transferring experienced collection personnel to the new call center. In addition, the DMO also revised certain procedures, including its use of forbearance, to better optimize our long-term collection strategies. These developments resulted in increased later stage delinquency levels and associated higher charges-offs in the first quarter of 2007, and are expected to affect second quarter and to a lesser extent third quarter delinquency and charge-off levels as well.

Delinquencies

The tables below present our Private Education Loan delinquency trends as of March 31, 2007 and 2006. Delinquencies have the potential to adversely impact earnings through increased servicing and collection costs in the event the delinquent accounts charge off.

	On-Balance Sheet Private Education
	Loan Delinquencies
	March 31,		March 31,
	2007		2006
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$5,220		$5,573
Loans in forbearance(2)	494		412
Loans in repayment and percentage of each status:
Loans current	4,260	87.5%	3,487	89.4%
Loans delinquent 31-60 days(3)	184	3.8	170	4.4
Loans delinquent 61-90 days(3)	131	2.7	106	2.7
Loans delinquent greater than 90 days(3)	292	6.0	135	3.5

Total Private Education Loans in repayment	4,867	100%	3,898	100%

Total Private Education Loans, gross	10,581		9,883
Private Education Loan unamortized discount	(363)		(340)

Total Private Education Loans	10,218		9,543
Private Education Loan allowance for losses	(369)		(232)

Private Education Loans, net	$9,849		$9,311

Percentage of Private Education Loans in repayment	46.0%		39.4%

Delinquencies as a percentage of Private Education Loans in repayment	12.5%		10.6%

	Off-Balance Sheet Private Education
	Loan Delinquencies
	March 31,		March 31,
	2007		2006
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$6,821		$3,456
Loans in forbearance(2)	1,147		784
Loans in repayment and percentage of each status:
Loans current	6,475	94.7%	4,389	95.5%
Loans delinquent 31-60 days(3)	145	2.1	106	2.3
Loans delinquent 61-90 days(3)	88	1.3	46	1.0
Loans delinquent greater than 90 days(3)	131	1.9	55	1.2

Total Private Education Loans in repayment	6,839	100%	4,596	100%

Total Private Education Loans, gross	14,807		8,836
Private Education Loan unamortized discount	(339)		(188)

Total Private Education Loans	14,468		8,648
Private Education Loan allowance for losses	(116)		(91)

Private Education Loans, net	$14,352		$8,557

Percentage of Private Education Loans in repayment	46.2%		52.0%

Delinquencies as a percentage of Private Education Loans in repayment	5.3%		4.5%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.
(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.
(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Managed Basis Private Education
	Loan Delinquencies
	March 31,		March 31,
	2007		2006
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$12,041		$9,029
Loans in forbearance(2)	1,641		1,196
Loans in repayment and percentage of each status:
Loans current	10,735	91.7%	7,876	92.7%
Loans delinquent 31-60 days(3)	329	2.8	276	3.3
Loans delinquent 61-90 days(3)	219	1.9	152	1.8
Loans delinquent greater than 90 days(3)	423	3.6	190	2.2

Total Private Education Loans in repayment	11,706	100%	8,494	100%

Total Private Education Loans, gross	25,388		18,719
Private Education Loan unamortized discount	(702)		(528)

Total Private Education Loans	24,686		18,191
Private Education Loan allowance for losses	(485)		(323)

Private Education Loans, net	$24,201		$17,868

Percentage of Private Education Loans in repayment	46.1%		45.4%

Delinquencies as a percentage of Private Education Loans in repayment	8.3%		7.3%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Forbearance — Managed Basis Private Education Loans

Private Education Loans are made to parent and student borrowers in accordance with our underwriting policies. These loans generally supplement federally guaranteed student loans, which are subject to federal lending caps. Private Education Loans are not federally guaranteed nor insured against any loss of principal or interest. Traditional student borrowers use the proceeds of these loans to obtain higher education, which increases the likelihood of obtaining employment at higher income levels than would be available without the additional education. As a result, the borrowers’ repayment capability improves between the time the loan is made and the time they enter the post-education work force. We generally allow the loan repayment period on traditional higher education Private Education Loans to begin six months after the borrower leaves school (consistent with our federally regulated FFELP loans). This provides the borrower time after graduation to obtain a job to service the debt. For borrowers that need more time or experience other hardships, we permit additional delays in payment or partial payments (both referred to as forbearances) when we believe additional time will improve the borrower’s ability to repay the loan. Forbearance is also granted to borrowers who may experience temporary hardship after entering repayment, when we believe that it will increase the likelihood of ultimate collection of the loan. Such forbearance is granted within established policies that include limits on the number of forbearance months granted consecutively and limits on the total number of forbearance months granted over the life of the loan. In some instances of forbearance, we require good-faith payments or continuing partial payments. Exceptions to forbearance policies are permitted in limited circumstances and only when such exceptions are judged to increase the likelihood of ultimate collection of the loan.

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

Forbearance is used most heavily immediately after the loan enters repayment. As a result, forbearance levels are impacted by the timing of loans entering repayment and are generally at higher levels in the first quarter. As indicated in the tables below that show the composition and status of the Managed Private Education Loan portfolio by number of months aged from the first date of repayment, the percentage of loans in forbearance decreases the longer the loans have been in repayment. At March 31, 2007, loans in forbearance as a percentage of loans in repayment and forbearance are 16.4 percent for loans that have been in repayment one to twenty-four months. The percentage drops to 3.8 percent for loans that have been in repayment more than 48 months. Approximately 80 percent of our Managed Private Education Loans in forbearance have been in repayment less than 24 months. These borrowers are essentially extending their grace period as they transition to the workforce. Forbearance continues to be a positive collection tool for the Private Education Loans as we believe it can provide the borrower with sufficient time to obtain employment and income to support his or her obligation. We consider the potential impact of forbearance in the determination of the loan loss reserves.

The tables below show the composition and status of the Private Education Loan portfolio by number of months aged from the first date of repayment:

	Months since entering repayment
				After
	1 to 24	25 to 48	More than	Mar. 31,
March 31, 2007	months	months	48 months	2007(1)	Total

Loans in-school/grace/deferment	$—	$—	$—	$12,041	$12,041
Loans in forbearance	1,314	242	85	—	1,641
Loans in repayment — current	6,154	2,614	1,967	—	10,735
Loans in repayment — delinquent 31-60 days	193	81	55	—	329
Loans in repayment — delinquent 61-90 days	144	47	28	—	219
Loans in repayment — delinquent greater than 90 days	212	130	81	—	423

Total	$8,017	$3,114	$2,216	$12,041	$25,388

Unamortized discount					(702)
Allowance for loan losses					(485)

Total Managed Private Education Loans, net					$24,201

Loans in forbearance as a percentage of loans in repayment and forbearance	16.4%	7.8%	3.8%	—%	12.3%

(1)	Includes all loans in-school/grace/deferment.

	Months since entering repayment
				After
	1 to 24	25 to 48	More than	Mar. 31,
March 31, 2006	months	months	48 months	2006(1)	Total

Loans in-school/grace/deferment	$—	$—	$—	$9,029	$9,029
Loans in forbearance	940	180	76	—	1,196
Loans in repayment — current	4,535	1,845	1,496	—	7,876
Loans in repayment — delinquent 31-60 days	153	70	53	—	276
Loans in repayment — delinquent 61-90 days	94	35	23	—	152
Loans in repayment — delinquent greater than 90 days	109	51	30	—	190

Total	$5,831	$2,181	$1,678	$9,029	$18,719

Unamortized discount					(528)
Allowance for loan losses					(323)

Total Managed Private Education Loans, net					$17,868

Loans in forbearance as a percentage of loans in repayment and forbearance	16.1%	8.3%	4.5%	—%	12.3%

(1)	Includes all loans in-school/grace/deferment.

There were $1.6 billion of loans in forbearance status at March 31, 2007, or 12.3 percent of loans in repayment and forbearance. This is consistent with our expectation of higher forbearances in the first quarter based on the large increase in the number of loans entering repayment in the fourth quarter. Student loan borrowers have typically used forbearance shortly after entering repayment to extend their grace periods as they establish themselves in the workforce.

The table below stratifies the portfolio of loans in forbearance by the cumulative number of months the borrower has used forbearance as of the dates indicated. As detailed in the table below, 3 percent of loans currently in forbearance have deferred their loan repayment more than 24 months, which is 3 percent lower versus the year-ago quarter.

	March 31, 2007		March 31, 2006
	Forbearance	% of	Forbearance	% of
	Balance	Total	Balance	Total

Cumulative number of months borrower has used forbearance
Up to 12 months	$1,219	74%	$901	76%
13 to 24 months	374	23	220	18
25 to 36 months	37	2	51	4
More than 36 months	11	1	24	2

Total	$1,641	100%	$1,196	100%

Total Loan Net Charge-offs

The following tables summarize the net charge-offs for all loan types on both an on-balance sheet basis and a Managed Basis for the three months ended March 31, 2007 and 2006. Almost all Private Education Loan charge-offs occur on-balance sheet due to the contingent call feature in a majority of the off-balance sheet securitization trusts, which is discussed in more detail at “LENDING BUSINESS SEGMENT — Private Education Loans.”

Total on-balance sheet loan net charge-offs

	Three Months Ended
	March 31,
	2007	2006

Private Education Loans	$75	$26
FFELP Stafford and Other Student Loans	4	1
Mortgage and consumer loans	2	1

Total on-balance sheet loan net charge-offs	$81	$28

Total Managed loan net charge-offs

	Three Months Ended
	March 31,
	2007	2006

Private Education Loans	$98	$27
FFELP Stafford and Other Student Loans	8	1
Mortgage and consumer loans	2	1

Total on-balance sheet loan net charge-offs	$108	$29

The increase in net charge-offs on FFELP Stafford and Other student loans from the year-ago quarter is the result of the legislative changes which lower the federal guaranty on claims filed after July 1, 2006 to

97 percent from 98 percent (or 99 percent from 100 percent for lenders and servicers with the Exceptional Performer designation). Additionally, first quarter net charge-offs on FFELP loans are historically higher than other periods as a result of the timing of the claim filing process, following the seasonal wave of borrowers entering repayment status. See “Private Education Loans — Activity in the Allowance for Private Education Loan Losses” for a discussion of net charge-offs related to our Private Education Loans.

Student Loan Premiums as a Percentage of Principal

The following table presents student loan premiums paid as a percentage of the principal balance of student loans acquired for the three months ended March 31, 2007 and 2006.

	March 31,		March 31,
	2007		2006
	Volume	Rate	Volume	Rate

Student loan premiums paid:
Sallie Mae brands	$4,598	1.41%	$3,304	.50%
Lender partners	2,377	2.89	3,592	2.00

Total Preferred Channel	6,975	1.92	6,896	1.28
Other purchases(1)	3,874	5.46	175	1.97

Subtotal base purchases	10,849	3.18	7,071	1.30
Consolidations originations	702	2.28	897	1.98

Total	$11,551	3.13%	$7,968	1.37%

(1)	Primarily includes spot purchases (including Wholesale Consolidation Loans), other commitment clients, and subsidiary acquisitions.

The increase in premiums paid as a percentage of principal balance for “Sallie Mae brands” over the prior year is primarily due to the increase in loans where we pay the origination fee and/or federal guaranty fee on behalf of borrowers, a practice we call zero-fee lending. Premiums paid on “Lender partners” volume were similarly impacted by zero-fee lending. The borrower origination fee will be gradually phased out by the Reconciliation Legislation from 2007 to 2010.

The “Other purchases” category includes the acquisition of Wholesale Consolidation Loans which totaled $3.1 billion at a rate of 6.28 percent for the quarter ended March 31, 2007. At March 31, 2007, the ending balance of Wholesale Consolidation Loans totaled $6.7 billion.

We include in consolidation originations premiums the 50 basis point consolidation origination fee paid on each FFELP Stafford loan that we consolidate, including loans that are already in our portfolio. The consolidation originations premium paid percentage is calculated on only consolidation volume that is incremental to our portfolio. This percentage is largely driven by the mix of FFELP Stafford loans consolidated in this quarter.

Student Loan Acquisitions

The following tables summarize the components of our student loan acquisition activity for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31, 2007
	FFELP	Private	Total

Preferred Channel	$4,775	$2,200	$6,975
Wholesale Consolidations	3,076	—	3,076
Other commitment clients	49	3	52
Spot purchases	746	—	746
Consolidations from third parties	649	53	702
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	1,183	163	1,346
Capitalized interest, premiums and discounts	631	59	690

Total on-balance sheet student loan acquisitions	11,109	2,478	13,587
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(1,183)	(163)	(1,346)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	153	125	278

Total Managed student loan acquisitions	$10,079	$2,440	$12,519

	Three Months Ended
	March 31, 2006
	FFELP	Private	Total

Preferred Channel	$5,031	$1,865	$6,896
Other commitment clients	114	2	116
Spot purchases	59	—	59
Consolidations from third parties	896	1	897
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	1,329	—	1,329
Capitalized interest, premiums and discounts	346	23	369

Total on-balance sheet student loan acquisitions	7,775	1,891	9,666
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(1,329)	—	(1,329)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	145	69	214

Total Managed student loan acquisitions	$6,591	$1,960	$8,551

As shown on the above table, off-balance sheet FFELP Stafford loans that consolidate with us become an on-balance sheet interest earning asset. This activity results in impairments of our Retained Interests in securitizations, but this is offset by an increase in on-balance sheet interest earning assets, for which we do not record an offsetting gain.

The following table includes on-balance sheet asset information for our Lending business segment.

	March 31,	December 31,
	2007	2006

FFELP Stafford and Other Student Loans, net	$28,562	$24,841
FFELP Consolidation Loans, net	66,170	61,324
Private Education Loans, net	9,849	9,755
Other loans, net	1,351	1,309
Investments(1)	9,618	8,175
Retained Interest in off-balance sheet securitized loans	3,643	3,341
Other(2)	5,166	4,859

Total assets	$124,359	$113,604

(1)	Investments include cash and cash equivalents, investments, restricted cash and investments, leveraged leases, and municipal bonds.

(2)	Other assets include accrued interest receivable, goodwill and acquired intangible assets and other non-interest earning assets.

Preferred Channel Originations

We originated $8.0 billion in student loan volume through our Preferred Channel in the quarter ended March 31, 2007 versus $7.6 billion in the quarter ended March 31, 2006.

For the quarter ended March 31, 2007, our internal lending brands grew 35 percent over the year-ago quarter, and comprised 60 percent of our Preferred Channel Originations, up from 47 percent in the year-ago quarter. Our internal lending brands combined with our other lender partners comprised 88 percent of our Preferred Channel Originations for the current quarter, versus 78 percent for the year-ago quarter; together these two segments of our Preferred Channel grew 19 percent over the year-ago quarter.

Our Managed loan acquisitions for the current quarter totaled $12.5 billion, an increase of 46 percent over the year-ago quarter. The following tables further break down our Preferred Channel Originations by type of loan and source.

	Three Months Ended
	March 31,
	2007	2006

Preferred Channel Originations — Type of Loan
Stafford	$4,601	$4,426
PLUS	920	1,002
GradPLUS	128	—

Total FFELP	5,649	5,428
Private Education Loans	2,362	2,185

Total	$8,011	$7,613

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
	FFELP	FFELP	$	%

FFELP Preferred Channel Originations — Source
Internal lending brands	$2,719	$1,955	$764	39%
Other lender partners	2,050	2,024	26	1

Total before JPMorgan Chase	4,769	3,979	790	20
JPMorgan Chase	880	1,449	(569)	(39)

Total	$5,649	$5,428	$221	4%

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
	Private	Private	$	%

Private Preferred Channel Originations — Source
Internal lending brands	$2,082	$1,600	$482	30%
Other lender partners	208	338	(130)	(38)

Total before JPMorgan Chase	2,290	1,938	352	18
JPMorgan Chase	72	247	(175)	(71)

Total	$2,362	$2,185	$177	8%

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
	Total	Total	$	%

Total Preferred Channel Originations — Source
Internal lending brands	$4,801	$3,555	$1,246	35%
Other lender partners	2,258	2,362	(104)	4

Total before JPMorgan Chase	7,059	5,917	1,142	19
JPMorgan Chase	952	1,696	(744)	(44)

Total	$8,011	$7,613	$398	5%

Student Loan Activity

The following tables summarize the activity in our on-balance sheet, off-balance sheet and Managed portfolios of FFELP student loans and Private Education Loans and highlight the effects of Consolidation Loan activity on our FFELP portfolios.

	On-Balance Sheet
	Three months ended March 31, 2007
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$24,841	$61,324	$86,165	$9,755	$95,920
Net consolidations:
Incremental consolidations from third parties	—	649	649	53	702
Consolidations to third parties	(607)	(233)	(840)	(9)	(849)

Net consolidations	(607)	416	(191)	44	(147)
Acquisitions	5,783	3,494	9,277	2,262	11,539

Net acquisitions	5,176	3,910	9,086	2,306	11,392

Internal consolidations	(975)	1,755	780	149	929
Off-balance sheet securitizations	—	—	—	(1,871)	(1,871)
Repayments/claims/resales/other	(480)	(819)	(1,299)	(490)	(1,789)

Ending balance	$28,562	$66,170	$94,732	$9,849	$104,581

	Off-Balance Sheet
	Three months ended March 31, 2007
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$15,028	$18,311	$33,339	$12,833	$46,172
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(373)	(71)	(444)	(19)	(463)

Net consolidations	(373)	(71)	(444)	(19)	(463)
Acquisitions	95	58	153	125	278

Net acquisitions	(278)	(13)	(291)	106	(185)

Internal consolidations(2)	(466)	(314)	(780)	(149)	(929)
Off-balance sheet securitizations	—	—	—	1,871	1,871
Repayments/claims/resales/other	(1,014)	(226)	(1,240)	(309)	(1,549)

Ending balance	$13,270	$17,758	$31,028	$14,352	$45,380

	Managed Portfolio
	Three months ended March 31, 2007
					Total
	FFELP	FFELP		Total Private	Managed
	Stafford and	Consolidation	Total	Education	Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$39,869	$79,635	$119,504	$22,588	$142,092
Net consolidations:
Incremental consolidations from third parties	—	649	649	53	702
Consolidations to third parties	(980)	(304)	(1,284)	(28)	(1,312)

Net consolidations	(980)	345	(635)	25	(610)
Acquisitions	5,878	3,552	9,430	2,387	11,817

Net acquisitions	4,898	3,897	8,795	2,412	11,207

Internal consolidations(2)	(1,441)	1,441	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(1,494)	(1,045)	(2,539)	(799)	(3,338)

Ending balance	$41,832	$83,928	$125,760	$24,201	$149,961

Total Managed Acquisitions(3)	$5,878	$4,201	$10,079	$2,440	$12,519

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents FFELP/Stafford loans that we either own on-balance sheet or in our off-balance sheet securitization trusts that we consolidate.

(3)	The purchases line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Three months ended March 31, 2006
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$19,988	$54,859	$74,847	$7,757	$82,604
Net consolidations:
Incremental consolidations from third parties	—	896	896	1	897
Consolidations to third parties	(307)	(572)	(879)	(4)	(883)

Net consolidations	(307)	324	17	(3)	14
Acquisitions	5,274	275	5,549	1,892	7,441

Net acquisitions	4,967	599	5,566	1,889	7,455

Internal consolidations	(784)	1,623	839	—	839
Off-balance sheet securitizations	(5,034)	(3,039)	(8,073)	—	(8,073)
Repayments/claims/resales/other	(254)	(591)	(845)	(335)	(1,180)

Ending balance	$18,883	$53,451	$72,334	$9,311	$81,645

	Off-Balance Sheet
	Three months ended March 31, 2006
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$20,670	$10,575	$31,245	$8,680	$39,925
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(428)	(178)	(606)	(5)	(611)

Net consolidations	(428)	(178)	(606)	(5)	(611)
Acquisitions	88	58	146	67	213

Net acquisitions	(340)	(120)	(460)	62	(398)

Internal consolidations(2)	(741)	(98)	(839)	—	(839)
Off-balance sheet securitizations	5,034	3,039	8,073	—	8,073
Repayments/claims/resales/other	(1,166)	(185)	(1,351)	(185)	(1,536)

Ending balance	$23,457	$13,211	$36,668	$8,557	$45,225

	Managed Portfolio
	Three months ended March 31, 2006
					Total
	FFELP	FFELP		Total Private	Managed
	Stafford and	Consolidation	Total	Education	Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$40,658	$65,434	$106,092	$16,437	$122,529
Net consolidations:
Incremental consolidations from third parties	—	896	896	1	897
Consolidations to third parties	(735)	(750)	(1,485)	(9)	(1,494)

Net consolidations	(735)	146	(589)	(8)	(597)
Acquisitions	5,362	333	5,695	1,959	7,654

Net acquisitions	4,627	479	5,106	1,951	7,057

Internal consolidations(2)	(1,525)	1,525	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(1,420)	(776)	(2,196)	(520)	(2,716)

Ending balance	$42,340	$66,662	$109,002	$17,868	$126,870

Total Managed Acquisitions(3)	$5,362	$1,229	$6,591	$1,960	$8,551

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents FFELP/Stafford loans that we either own on-balance sheet or in our off-balance sheet securitization trusts that we consolidate.

(3)	The purchases line includes incremental consolidations from third parties and acquisitions.

During the first quarter of 2006, certain FFELP lenders engaged in a practice of reconsolidating FFELP Consolidation Loans using the Direct Loan program as a pass-through entity. This resulted in increased levels of FFELP Consolidation Loans consolidating away to third parties. This practice was restricted through legislation as of July 1, 2006 and has led to a reduction in the amount of FFELP Consolidation Loans that are lost to third parties. On the other hand, we experienced a higher level of consolidations to third parties from our FFELP Stafford portfolio for the quarter ended March 31, 2007 as compared to the year-ago quarter primarily as a result of the repeal of the single-holder rule which is effective for FFELP Consolidation Loan applications received on or after June 15, 2006. The single-holder rule had previously required that when a lender held all of the FFELP Stafford loans of a particular borrower whose loans were held by a single lender, in most cases that borrower could only obtain a FFELP Consolidation Loan from that lender.

During 2006, Private Education Loan consolidations were introduced as a separate product line. In the first quarter of 2007, we added $25 million of net incremental volume on a Managed Basis through this new product line. We expect this product line to grow in the future and will aggressively protect our portfolio against third-party consolidation of Private Education Loans.

Other Income — Lending Business Segment

The following table summarizes the components of other income, net, for our Lending business segment for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006

Late fees	$35	$25
Gains on sales of mortgages and other loan fees	3	3
Other	6	12

Total other income, net	$44	$40

The decrease in the “Other” category versus the prior year is due to the shift of origination volume to Sallie Mae Bank from third party lenders. Previously, we earned servicing fees for originating loans on behalf of these third party lenders in transactions where the loan was eventually sold to us. The reduction in this revenue stream has been more than offset by capturing the earning spread on the loans earlier.

Operating Expense — Lending Business Segment

The following table summarizes the components of operating expenses for our Lending business segment for the three months ended March 31, 2007 and 2006.

	Three Months
	Ended
	March 31,
	2007	2006

Sales and originations	$87	$84
Servicing and information technology	54	50
Corporate overhead	30	27

Total operating expenses	$171	$161

Operating expenses for our Lending business segment include costs incurred to service our Managed student loan portfolio and acquire student loans, as well as other general and administrative expenses. For the quarters ended March 31, 2007 and 2006, operating expenses for the Lending business segment also include $9 million and $10 million, respectively, of stock option compensation expense.

DEBT MANAGEMENT OPERATIONS (“DMO”) BUSINESS SEGMENT

The following table includes the “Core Earnings” results of operations for our DMO business segment.

			% Increase
	Three Months		(Decrease)
	Ended March 31,		2007 vs.
	2007	2006	2006

Fee income	$87	$92	(5)%
Collections revenue	65	56	16

Total other income	152	148	3
Operating expenses	93	89	4
Net interest expense	7	5	40

Income before income taxes and minority interest in net earnings of subsidiaries	52	54	(4)
Income taxes	19	20	(5)

Income before minority interest in net earnings of subsidiaries	33	34	(3)
Minority interest in net earnings of subsidiaries	1	1	—

“Core Earnings” net income	$32	$33	(3)%

(1)	For both the three months ended March 31, 2007 and 2006, operating expenses for the DMO segment include $3 million of stock option compensation expense due to the implementation of SFAS No. 123(R) in the first quarter of 2006.

DMO Revenue by Product

	Three Months
	Ended March 31,
	2007	2006

Purchased paper collections revenue	$65	$56
Contingency:
Student loans	68	70
Other	6	10

Total contingency	74	80
Other	13	12

Total	$152	$148

USA Funds(1)	$44	$46

% of total DMO revenue	29%	31%

(1)  United Student Aid Funds, Inc. (“USA Funds”)

The decrease in contingency fees versus the year-ago quarter is primarily due to the shift in collection strategy from loan consolidation to rehabilitating student loans. This shift was in response to a legislative change which reduced the rate earned from consolidating loans. To qualify for a rehabilitation, borrowers must make nine consecutive payments. The first quarter of 2007 was also negatively impacted by lower performance in default prevention which lowered the portfolio management fee. The increase in purchased paper collections revenue primarily reflects the increase in the carrying value of purchases.

Purchased Paper — Non-Mortgage

	Three Months Ended March 31,
	2007	2006

Face value of purchases for the period	$1,076	$530
Purchase price for the period	102	34
% of face value purchased	9.5%	6.4%
Gross Cash Collections (“GCC”)	$115	$89
Collections revenue	56	49
% of GCC	48%	55%
Carrying value of purchases	$316	$146

The amount of face value of purchases in any quarter is a function of a combination of factors including the amount of receivables available for purchase in the marketplace, average age of each portfolio, the asset class of the receivables, and competition in the marketplace. As a result, the percentage of face value purchased will vary from quarter to quarter.

Purchased Paper — Mortgage/Properties

	Three Months Ended March 31,
	2007	2006

Face value of purchases for the period	$239	$132
Collections revenue	10	8
Collateral value of purchases	248	151
Purchase price for the period	196	113
% of collateral value	79%	75%
Carrying value of purchases	$649	$355

The purchase price for sub-performing and non-performing mortgage loans is generally determined as a percentage of the underlying collateral, but we also consider a number of factors in pricing mortgage loan portfolios to attain a targeted yield. Therefore, the purchase price as a percentage of collateral value can fluctuate depending on the mix of sub-performing versus non-performing mortgages in the portfolio, the projected timeline to resolution of loans in the portfolio and the level of private mortgage insurance associated with particular assets. The increase in the collateral value of purchases and the carrying value of purchases reflects the increase in the amount of loans purchased in the quarter.

Contingency Inventory

The following table presents the outstanding inventory of receivables that are currently being serviced through our DMO business.

	March 31,	December 31,
	2007	2006

Contingency:
Student loans	$8,083	$6,971
Other	1,529	1,667

Total	$9,612	$8,638

Operating Expenses — DMO Business Segment

For the three months ended March 31, 2007 and 2006, operating expenses for our DMO business segment totaled $93 million and $89 million, respectively. The increase in operating expenses of $4 million or 4 percent versus the year-ago quarter was primarily due to increased expenses for outsourced collections and overall growth in the purchased paper business.

For both the three months ended March 31, 2007 and 2006, operating expenses for the DMO business segment also include $3 million of stock option compensation expense.

At March 31, 2007 and December 31, 2006, the DMO business segment had total assets of $1.8 billion and $1.5 billion, respectively.

CORPORATE AND OTHER BUSINESS SEGMENT

The following table includes “Core Earnings” results of operations for our Corporate and Other business segment.

	Three Months		% Increase
	Ended		(Decrease)
	March 31,		2007 vs.
	2007	2006	2006

Total interest income	$2	$1	100%
Total interest expense	5	1	400

Net interest income (loss)	(3)	—	(100)

Less: provisions for losses	1	—	100

Net interest income (loss) after provisions for losses	(4)	—	(100)
Fee income	39	27	44
Other income	52	30	73

Total revenue	91	57	60
Operating expenses(1)	68	59	15

Income (loss) before income taxes	19	(2)	(1,050)
Income tax expense (benefit)	7	(1)	(800)

“Core Earnings” net income (loss)	$12	$(1)	(1,300)%

(1)	For the three months ended March 31, 2007 and 2006, operating expenses for the Corporate and Other Business segment include $4 million and $5 million, respectively, of stock option compensation expense due to the implementation of SFAS No. 123(R) in the first quarter of 2006.

Fee and Other Income — Corporate and Other Business Segment

The following table summarizes the components of fee and other income for our Corporate and Other business segment for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006

Guarantor servicing fees	$39	$27
Loan servicing fees	7	8
Upromise	25	—
Other	20	22

Total fee and other income	$91	$57

The increase in guarantor servicing fees versus the prior year is due to a cap on the payment of account maintenance fees imposed by ED in the fourth quarter of 2005. In the second quarter of 2006 we negotiated a settlement with USA Funds such that USA Funds was able to cover the previous shortfall caused by the cap on payments from ED to guarantors. This cap was removed by legislation reauthorizing the student loan programs of the Higher Education Act on October 1, 2006. Also, the first quarter of 2007 “Other” line item includes fees from Upromise, acquired in August 2006.

USA Funds, the nation’s largest guarantee agency, accounted for 87 percent and 87 percent, respectively, of guarantor servicing fees and 16 percent and 18 percent, respectively, of revenues associated with other products and services for the three months ended March 31, 2007 and 2006.

Operating Expenses — Corporate and Other Business Segment

The following table summarizes the components of operating expenses for our Corporate and Other Business segment for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006

Operating expenses	$29	$38
Upromise	21	—
Corporate overhead	18	21

Total operating expenses	$68	$59

Operating expenses for our Corporate and Other business segment include direct costs incurred to service loans for unrelated third parties and to perform guarantor servicing on behalf of guarantor agencies, as well as information technology expenses related to these functions. For the three months ended March 31, 2007 and 2006, operating expenses for our Corporate and Other business segment also include $4 million and $5 million, respectively, of stock option compensation expense. Also, the first quarter of 2007 reflects expenses of Upromise, acquired in August 2006.

At March 31, 2007 and December 31, 2006, the Corporate and Other business segment had total assets of $766 million and $999 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Except in the case of acquisitions, which are discussed separately, our DMO and Corporate and Other business segments are not capital intensive businesses, and as such, a minimal amount of debt and equity capital is allocated to these segments. Therefore, the following “LIQUIDITY AND CAPITAL RESOURCES” discussion is concentrated on our Lending business segment.

Our primary funding objective is to maintain cost-effective liquidity to fund the growth in the Managed portfolio of student loans, as well as to refinance previously securitized loans when borrowers choose to refinance their loans through a FFELP Consolidation Loan or a Private Education Consolidation Loan. Since the announcement of the proposed Merger (see “SUBSEQUENT EVENT”), credit spreads on our unsecured debt widened considerably, which significantly increased our cost of accessing the unsecured debt markets. As a result, in the near term, student loan securitizations will be the only source of cost effective financing. We have built a highly liquid and deep market for our securitizations, and in the first quarter of 2007, we securitized $13.0 billion in student loans in four transactions versus $8.0 billion in three transactions in the year-ago quarter. We believe the market for these securities will be available to meet our long-term funding needs for the foreseeable future. Securitizations comprised 68 percent of our Managed debt outstanding at March 31, 2007, unchanged from March 31, 2006.

We hedge the full fair value of certain fixed rate U.S. dollar denominated unsecured debt for SFAS No. 133 hedge accounting purposes. The widening of our credit spreads due to the Merger announcement resulted in certain hedge relationships no longer qualifying for hedge accounting as full fair value hedges. Those relationships which no longer qualify for hedge accounting as full fair value hedges will be terminated and re-designated as hedges of changes in fair value due to interest rates only.

Prior to the announcement of the Merger (see discussion above of the effect of the Merger on the unsecured debt markets), we issued $1.6 billion in SLM Corporation long-term, unsecured debt in the three months ended March 31, 2007. In total, at March 31, 2007, on-balance sheet debt, exclusive of on-balance sheet securitizations and secured indentured trusts, totaled $49.6 billion versus $41.6 billion at March 31, 2006.

Liquidity at SLM Corporation is important to enable us to effectively fund our student loan acquisitions, to meet maturing debt obligations, and to fund operations. The following table details our sources of liquidity and the available capacity at March 31, 2007 and December 31, 2006.

	March 31, 2007	December 31, 2006
	Available Capacity	Available Capacity

Sources of primary liquidity:
Unrestricted cash and liquid investments(1)	$5,480	$4,720
Unused commercial paper and bank lines of credit	6,500	6,500
ABCP borrowing capacity	1,752	1,047

Total sources of primary liquidity	13,732	12,267

Sources of stand-by liquidity:
Unencumbered FFELP student loans	27,376	28,070

Total sources of primary and stand-by liquidity	$41,108	$40,337

(1)	Excludes $542 million of investments pledged as collateral related to certain derivative positions and $95 million of other non-liquid investments classified at March 31, 2007 as cash and investments on our balance sheet in accordance with GAAP

We believe our unencumbered FFELP student loan portfolio provides an excellent source of potential or stand-by liquidity because of the well-developed market for government guaranteed student loan securitizations. There is also an active wholesale market for FFELP loan sales that provides an additional potential source of stand-by liquidity. In addition to unencumbered FFELP student loans, we hold on-balance sheet a number of unencumbered assets, consisting of Private Education Loans, cash and investments, Retained Interests and other assets. At March 31, 2007, we had a total of $53.8 billion of unencumbered assets, including goodwill and acquired intangibles.

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

Managed Borrowings

The following tables present the ending balances of our Managed borrowings at March 31, 2007 and 2006 and average balances and average interest rates of our Managed borrowings for the three months ended March 31, 2007 and 2006. The average interest rates include derivatives that are economically hedging the underlying debt, but do not qualify for hedge accounting treatment under SFAS No. 133. (See “BUSINESS SEGMENTS — Pre-tax differences Between ‘Core Earnings’ and GAAP by Business Segment — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities.”)

Ending Balances

	As of March 31,
	2007			2006
	Ending Balance			Ending Balance
			Total			Total
	Short	Long	Managed	Short	Long	Managed
	Term	Term	Basis	Term	Term	Basis

Unsecured borrowings	$4,374	$45,253	$49,627	$3,285	$38,339	$41,624
Indentured trusts (on-balance sheet)	71	2,793	2,864	78	3,280	3,358
Securitizations (on-balance sheet)	—	64,670	64,670	—	46,193	46,193
Securitizations (off-balance sheet)	—	49,245	49,245	—	47,998	47,998

Total	$4,445	$161,961	$166,406	$3,363	$135,810	$139,173

Average Balances

	Three Months Ended March 31,
	2007		2006
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Unsecured borrowings	$48,658	5.64%	$41,571	5.05%
Indentured trusts (on-balance sheet)	2,908	4.69	3,380	4.20
Securitizations (on-balance sheet)	59,604	5.67	46,551	4.87
Securitizations (off-balance sheet)	48,206	5.79	44,887	5.00

Total	$159,376	5.68%	$136,389	4.95%

Unsecured On-Balance Sheet Financing Activities

The following table presents the senior unsecured credit ratings on our debt from major rating agencies as of March 31, 2007. (See “SUBSEQUENT EVENT — Financing Considerations Related to the Transaction.”)

	S&P	Moody’s	Fitch

Short-term unsecured debt	A-1	P-1	F1
Long-term unsecured debt	A	A2	A+

The table below presents our unsecured on-balance sheet term funding by funding source for the three months ended March 31, 2007 and 2006.

	Debt Issued for
	the Three Months		Outstanding at
	Ended March 31,		March 31,
	2007	2006	2007	2006

Convertible debentures	$—	$—	$1,998	$1,994
Retail notes	59	157	4,195	3,762
Foreign currency denominated notes(1)	161	423	12,798	9,206
Extendible notes	—	—	5,747	5,247
Global notes (Institutional)	1,348	1,074	22,476	19,613
Medium-term notes (Institutional)	—	—	1,796	1,801
Other	—	—	617	1

Total	$1,568	$1,654	$49,627	$41,624

(1)	All foreign currency denominated notes are hedged using derivatives that exchange the foreign denomination for U.S. dollars.

In addition to the term issuances reflected in the table above, we also use our commercial paper program for short-term liquidity purposes. The average balance of commercial paper outstanding during the three months ended March 31, 2007 and 2006 was $0 and $331 million, respectively. The maximum daily amount outstanding for the three months ended March 31, 2007 and 2006 was $0 and $2.2 billion, respectively.

Securitization Activities

Securitization Program

The following table summarizes our securitization activity for the three months ended March 31, 2007 and 2006. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three Months Ended March 31,
	2007				2006
		Loan				Loan
	No. of	Amount	Pre-Tax		No. of	Amount	Pre-Tax
(Dollars in millions)	Transactions	Securitized	Gain	Gain %	Transactions	Securitized	Gain	Gain %

Securitization sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	2	$5,004	$17	.3%
FFELP Consolidation Loans	—	—	—	—	1	3,002	13	.4
Private Education Loans	1	2,000	367	18.4	—	—	—	—

Total securitizations — sales	1	2,000	$367	18.4%	3	8,006	$30	.4%

Securitization financings:
FFELP Stafford/PLUS Loans(1)	2	7,004			—	—
FFELP Consolidation Loans(1)	1	4,002			—	—

Total securitizations — financings	3	11,006			—	—

Total securitizations	4	$13,006			3	$8,006

(1)	Certain securitizations are structured to not qualify for sale treatment and accordingly, they are accounted for on-balance sheet as variable interest entities (“VIEs”). Terms that prevent sale treatment include: (1) allowing us to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after the initial settlement of the securitization, which do not relate to the reissuance of third party beneficial interests or (3) allowing us to hold an unconditional call option related to a certain percentage of the securitized assets.

Our Private Education Loan gain on sale percentages are significantly higher than our FFELP gain on sale percentages primarily for two reasons: (1) significantly higher excess spread earned by the Residual Interest holder which is primarily due to the higher spreads to index the Company earns on the underlying Private Education Loans compared to FFELP loans (see “LENDING BUSINESS SEGMENT — ‘Core Earnings’ Basis Student Loan Spreads by Loan Type” for further discussion regarding average student loan spreads by loan type) and (2) the weighted average life of the Private Education Loan securitizations are longer. The weighted average life for the first quarter of 2007 Private Education Loan securitization was 9.4 years. The Constant Prepayment Rate (“CPR”) assumption we use to determine the fair value of the Residual Interest impacts the weighted average life of the securitization. See the Company’s 2006 Form 10-K, Note 9 to the consolidated financial statements, “Student Loan Securitization,” for a sensitivity analysis of the significant assumptions used to determine the fair value of the Residual Interest.

Retained Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests, included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of March 31, 2007 and December 31, 2006.

	As of March 31, 2007
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$637	$671	$2,336	$3,644
Underlying securitized loan balance(3)	13,058	17,268	14,807	45,133
Weighted average life	2.8 yrs.	7.2 yrs.	7.4 yrs.
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	0-43%	3-9%	4-7%
Life of loan — repayment status	24%	6%	6%
Expected credit losses (% of student loan principal)	.07%	.06%	4.39%
Residual cash flows discount rate	12.4%	10.5%	12.5%

	As of December 31, 2006
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$701	$676	$1,965	$3,342
Underlying securitized loan balance(3)	14,794	17,817	13,222	45,833
Weighted average life	2.9 yrs.	7.3 yrs.	7.2 yrs.
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	0-43%	3-9%	4-7%
Life of loan — repayment status	24%	6%	6%
Expected credit losses (% of student loan principal)	.06%	.07%	4.36%
Residual cash flows discount rate	12.6%	10.5%	12.6%

(1)	Includes $147 million and $151 million related to the fair value of the Embedded Floor Income as of March 31, 2007 and December 31, 2006, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the paydown of the underlying loans.

(2)	At March 31, 2007 and December 31, 2006, we had unrealized gains (pre-tax) in accumulated other comprehensive income of $332 million and $389 million, respectively, that related to the Retained Interests.

(3)	In addition to student loans in off-balance sheet trusts, we had $58.2 billion and $48.6 billion of securitized student loans outstanding (face amount) as of March 31, 2007 and December 31, 2006, respectively, in on-balance sheet securitization trusts.

(4)	Effective December 31, 2006, the Company implemented CPR curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Previously, we applied a CPR that was based on a static life of loan assumption, and, in the case of FFELP Stafford and PLUS loans, we applied a vector approach, irrespective of seasoning. Repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

During 2006, we, along with others in the industry, began consolidating Private Education Loans. This will increase the prepayment speeds in Private Education Loan trusts, and as a result, the Company increased its CPR assumption related to Private Education Loan trusts from 4 percent to 6 percent as of December 31, 2006.

Off-Balance Sheet Net Assets

The following table summarizes our off-balance sheet net assets at March 31, 2007 and December 31, 2006 on a basis equivalent to our GAAP on-balance sheet trusts, which presents the assets and liabilities in the off-balance sheet trusts as if they were being accounted for on-balance sheet rather than off-balance sheet. This presentation, therefore, includes a theoretical calculation of the premiums on student loans, the allowance for loan losses, and the discounts and deferred financing costs on the debt. This presentation is not, nor is it intended to be, a liquidation basis of accounting. (See also “LENDING BUSINESS SEGMENT — Summary of our Managed Loan Portfolio — Ending Balances (net of allowance for loan losses)” and “LIQUIDITY AND CAPITAL RESOURCES — Managed Borrowings — Ending Balances,” earlier in this section.)

	March 31,	December 31,
	2007	2006

Off-Balance Sheet Assets:
Total student loans, net	$45,380	$46,172
Restricted cash and investments	4,197	4,269
Accrued interest receivable	1,553	1,467

Total off-balance sheet assets	51,130	51,908
Off-Balance Sheet Liabilities:
Debt, par value	49,372	50,058
Debt, unamortized discount and deferred issuance costs	(127)	(193)

Total debt	49,245	49,865
Accrued interest payable	372	405

Total off-balance sheet liabilities	49,617	50,270

Off-Balance Sheet Net Assets	$1,513	$1,638

Liquidity Risk and Funding — Long-Term

Since the announcement of the Merger (see “SUBSEQUENT EVENT”), the asset-backed capital markets have been the only source of cost effective financing and as a result we have significant long-term funding, credit spread and liquidity exposure to those markets. A major disruption in the fixed income asset-backed capital markets that limits our ability to raise funds or significantly increases the cost of those funds could have a material impact on our ability to acquire student loans, or on our results of operations. Additionally, if the Merger is not consummated, we can not predict the result on our ability to access the fixed income capital markets. Securitizations are, and will continue to be, the primary source of long-term financing and liquidity. Our securitizations are structured such that we are not obligated to provide any material level of financial, credit or liquidity support to any of the trusts, thus limiting our exposure to the recovery of the Retained Interest asset on the balance sheet for off-balance sheet securitizations or to the loss of the earnings spread for loans securitized on-balance sheet. While all of our Retained Interests are subject to some prepayment risk, Retained Interests from our FFELP Stafford securitizations have significant prepayment risk primarily arising from borrowers opting to consolidate their Stafford/PLUS loans. When consolidation activity is higher than projected, the increase in prepayment could materially impair the value of our Retained Interest. However, this negative effect on our Retained Interest is somewhat offset by the loans that consolidate back on our balance sheet, which we view as trading one interest bearing asset for another, whereas loans that consolidate with third parties represent a complete loss of future economics to the Company. We discuss our short-term liquidity risk, including a table of our sources of liquidity at the beginning of this “LIQUIDITY AND CAPITAL RESOURCES” section.

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

The following table summarizes the components of servicing and securitization revenue for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006

Servicing revenue	$77	$79
Securitization revenue, before Embedded Floor Income and impairment	106	69

Servicing and securitization revenue, before Embedded Floor Income and impairment	183	148
Embedded Floor Income	2	7
Less: Floor Income previously recognized in gain calculation	(1)	(4)

Net Embedded Floor Income	1	3

Servicing and securitization revenue, before impairment and unrealized fair value adjustment	184	151
Unrealized fair value adjustment(1)	79	—
Retained Interest impairment	(11)	(52)

Total servicing and securitization revenue	$252	$99

Average off-balance sheet student loans	$44,663	$42,069

Average balance of Retained Interest	$3,442	$2,501

Servicing and securitization revenue as a percentage of the average balance of off-balance sheet student loans (annualized)	2.29%	.95%

(1)	The Company adopted SFAS No. 155 on January 1, 2007. SFAS No. 155 requires the Company to identify and bifurcate embedded derivatives from the Residual Interest. However, SFAS No. 155 does allow the Company to elect to carry the entire Residual Interest at fair value through earnings rather than bifurcate such embedded derivatives. For the Private Education Loan securitization which settled in the first quarter of 2007, the Company elected to carry the entire Residual Interest recorded in the quarter ended March 31, 2007 at fair value through earnings. As a result of this election, all changes in the fair value of that Residual Interest will be recorded through earnings. Management anticipates electing to carry future Residual Interests at fair value through earnings. For securitizations settling prior to January 1, 2007, changes in the fair value of Residual Interests were recorded in other comprehensive income.

Servicing and securitization revenue is primarily driven by the average balance of off-balance sheet student loans, the amount of and the difference in the timing of Embedded Floor Income recognition on off-balance sheet student loans, Retained Interest impairments, and the fair value adjustment related to those Residual Interests where the Company has elected to carry such Residual Interests at fair value through earnings under SFAS No. 155 as discussed in the above table.

Servicing and securitization revenue can be negatively impacted by impairments of the value of our Retained Interest, caused primarily by the effect of higher than expected consolidation activity on FFELP Stafford/PLUS student loan securitizations and the effect of market interest rates on the Embedded Floor Income included in the Retained Interest. The majority of the consolidations bring the loans back on-balance sheet, so for those loans, we retain the value of the asset on-balance sheet versus in the trust. For the three months ended March 31, 2007 and 2006, we recorded impairments to the Retained Interests of $11 million and $52 million, respectively. The impairment charges were primarily the result of FFELP loans prepaying faster than projected through loan consolidations ($11 million and $24 million for the three months ended March 31, 2007 and 2006, respectively). The impairment for the three months ended March 31, 2006 also related to the Floor Income component of the Company’s Retained Interest due to increases in interest rates during the period ($28 million). The unrealized fair value adjustment recorded relates to the difference between recording the Residual Interest at its allocated cost basis as part of the gain on sale calculation and the Residual Interest’s fair value.

Interest Rate Risk Management

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of March 31, 2007. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective SFAS No. 133 hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains/(losses) on derivatives and hedging activities, net” line on the income statement). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

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

GAAP Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3 month Commercial paper	daily	$84.0	$—	$84.0
3 month Treasury bill	weekly	7.9	.3	7.6
Prime	annual	.6	—	.6
Prime	quarterly	1.3	—	1.3
Prime	monthly	8.2	—	8.2
PLUS Index	annual	1.9	.3	1.6
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	1.5	98.8	(97.3)
1-month LIBOR	monthly	.1	3.0	(2.9)
CMT/CPI index	monthly/quarterly	—	4.3	(4.3)
Non Discrete reset(2)	monthly	—	7.0	(7.0)
Non Discrete reset(3)	daily/weekly	8.2	.3	7.9
Fixed Rate(4)		13.2	12.9	.3

Total		$126.9	$126.9	$—

(1)	Includes all derivatives that qualify as hedges under SFAS No. 133.

(2)	Consists of asset-backed commercial paper and auction rate securities, which are discount note type instruments that generally roll over monthly.

(3)	Includes restricted and non-restricted cash equivalents and other overnight type instruments.

(4)	Includes receivables/payables, other assets (including Retained Interest), other liabilities and stockholders’ equity (excluding Series B Preferred Stock).

The funding gaps in the above table are primarily interest rate mismatches in short-term indices between our assets and liabilities. We address this issue typically through the use of basis swaps that primarily convert quarterly 3-month LIBOR to other indices that are more correlated to our asset indices. These basis swaps do not qualify as effective hedges under SFAS No. 133 and as a result the effect on the funding index is not included in our interest margin and is therefore excluded from the GAAP presentation.

Managed Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3 month Commercial paper	daily	$108.4	$12.2	$96.2
3 month Treasury bill	weekly	13.3	12.2	1.1
Prime	annual	1.1	—	1.1
Prime	quarterly	7.2	5.5	1.7
Prime	monthly	15.9	14.8	1.1
PLUS Index	annual	3.2	5.2	(2.0)
3-month LIBOR	daily	—	92.0	(92.0)
3-month LIBOR	quarterly	1.4	9.5	(8.1)
1-month LIBOR	monthly	.1	2.0	(1.9)
Non Discrete reset(2)	monthly	—	9.3	(9.3)
Non Discrete reset(3)	daily/weekly	12.4	.3	12.1
Fixed Rate(4)		10.3	10.3	—

Total		$173.3	$173.3	$—

(1)	Includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(2)	Consists of asset-backed commercial paper and auction rate securities, which are discount note type instruments that generally roll over monthly.

(3)	Includes restricted and non-restricted cash equivalents and other overnight type instruments.

(4)	Includes receivables/payables, other assets, other liabilities and stockholders’ equity (excluding Series B Preferred Stock).

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

Weighted Average Life

The following table reflects the weighted average life for our Managed earning assets and liabilities at March 31, 2007.

	On-Balance	Off-Balance
(Averages in Years)	Sheet	Sheet	Managed

Earning assets
Student loans	9.6	5.9	9.5
Other loans	5.5	—	5.5
Cash and investments	.5	.1	.3

Total earning assets	8.8	5.4	8.7

Borrowings
Short-term borrowings	.5	—	.5
Long-term borrowings	6.6	5.9	6.4

Total borrowings	6.4	5.9	6.3

Long-term debt issuances likely to be called by us or putable by the investor have been categorized according to their call or put dates rather than their maturity dates.

COMMON STOCK

The following table summarizes our common share repurchases, issuances and equity forward activity for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
(Shares in millions)	2007	2006

Common shares repurchased:
Equity forwards	—	2.5
Benefit plans(1)	.2	.8

Total shares repurchased	.2	3.3

Average purchase price per share	$45.87	$55.13

Common shares issued	1.5	2.9

Equity forward contracts:
Outstanding at beginning of period	48.2	42.7
New contracts	—	2.5
Exercises	—	(2.5)

Outstanding at end of period	48.2	42.7

Authority remaining at end of period to repurchase or enter into equity forwards	15.7	16.2

(1)	Includes shares withheld from stock option exercises and vesting of performance stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

As of March 31, 2007, the expiration dates and range and weighted average purchase prices for outstanding equity forward contracts were as follows:

			Weighted
Year of Maturity	Outstanding	Range of	Average
(Contracts in millions of shares)	Contracts	Purchase Prices	Purchase Price

2008	7.3	$43.50 - $44.00	$43.80
2009	14.7	46.00 - 54.74	53.66
2010	15.0	54.74	54.74
2011	9.1	49.75 - 53.76	51.91
2012	2.1	46.30 - 46.70	46.40

	48.2		$51.86

The closing price of the Company’s common stock on March 30, 2007 was $40.90. Should the market value of our stock fall below certain initial trigger prices, the counterparty to the contract has a right to terminate the contract and settle all or a portion at the original contract price. For equity forward contracts outstanding at March 31, 2007, these initial trigger prices range from $23.93 per share to $30.11 per share.

In February 2007, the Company made payments to certain counterparties to lower the notional amounts on some of its outstanding equity forward contracts. Also in February 2007, the Company agreed with a counterparty to amend the trigger prices on its outstanding equity forward contracts. In total, the Company amended the terms of the contracts covering 18.5 million shares. As a result of these transactions, the Company’s aggregate position on equity forward contracts is 48.2 million shares at an average strike price of $51.86. The highest trigger price on all outstanding equity forward contracts is now $30.11, down from $35.58 before the amendments.

SUBSEQUENT EVENT

On April 16, 2007, the Company announced that an investor group (the “Investor Group”) led by J.C. Flowers & Co. (“J.C. Flowers”) signed a definitive agreement to acquire the Company for approximately $25.2 billion or $60.00 per share of common stock. When the transaction is complete, J.C. Flowers and certain other private equity investors, including Friedman Fleischer & Lowe; will invest approximately $4.4 billion and own 50.2 percent, and Bank of America (NYSE: BAC) and JPMorgan Chase (NYSE: JPM) each will invest approximately $2.2 billion and each will own 24.9 percent. The Company’s independent board members unanimously approved the agreement and recommended that its shareholders approve the agreement. (See also the “Merger Agreement” filed with the SEC on the Company’s Current Report on Form 8-K, dated April 18, 2007.)

The Investor Group has stated that it is committed to supporting the Company’s focus on transparency among lenders, schools and students and on corporate responsibility. The Company will be subject to oversight by Congress and ED, and will continue to be subject to all applicable federal and state laws, including the Higher Education Act.

The transaction will require the approval of the Company’s stockholders, is subject to required regulatory approval and other closing conditions, and, under very limited circumstances, may be terminated by the Investor Group. The transaction is expected to close in late 2007. The consummation of the transaction is subject to regulatory review and the expiration of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Company will not pay further dividends on its common stock prior to consummation of the proposed transaction.

In connection with negotiations to purchase the Company, the Company’s preliminary financial results for the first quarter of 2007 were shared with representatives of the Investor Group.

Financing Considerations Related to the Transaction

Following the closing, the Company will continue to have publicly traded debt securities and as a result will continue comprehensive financial reporting about its business, financial condition and results of operations. Bank of America and JPMorgan Chase are committed to provide debt financing for the transaction and to provide additional liquidity to the Company prior to and after the closing date, subject to customary terms and conditions.

A portion of the Company’s existing unsecured debt will remain outstanding, and such outstanding debt will not be equally and ratably secured with the new acquisition-related debt. The acquisition financing will be structured with the intent to accommodate the repayment of any outstanding debt as it matures. The Company expects this transaction to have no material impact on its outstanding asset-backed debt and to remain an active participant in the asset-backed securities market.

On April 16, 2007, after the Company announced the transaction, Moody’s Investor Services, Standard & Poor’s and Fitch Ratings placed the long and short-term ratings on the Company’s senior unsecured debt under review for possible downgrade. In addition, following the announcement, secondary market credit spreads on the Company’s outstanding senior unsecured bonds widened significantly, limiting access to new sources of senior unsecured funds at borrowing costs comparable to those available before the announcement.

On April 30, 2007, Bank of America and JPMorgan Chase provided the Company with a new, $30 billion asset-backed commercial paper conduit facility. This additional liquidity, combined with the Company’s existing liquidity, is anticipated to be sufficient to meet the Company’s cash needs beyond the expected closing date of the announced transaction, even if no additional securities are issued by the Company during that time. However, the Company does expect to resume issuance of the Company’s traditional asset-backed securities within the next few months.

Accounting Considerations Related to the Transaction

Upon closing, the transaction will be accounted for under purchase accounting, which will be pushed down to the Company. Under purchase accounting, the total cost of the acquisition will be allocated to the Company’s identifiable assets and liabilities based on their respective fair values. Thus, all the assets and liabilities will have a new basis of accounting and therefore previous unamortized premiums, discounts and reserves related to those assets and liabilities will be written-off once the transaction closes. The excess of the purchase price over the estimated fair value of the identifiable assets and liabilities will be recognized as goodwill. Since the Company is the acquired enterprise, expenses incurred in connection with the transaction will be expensed. Transaction fees that are contingent upon the closing will be recognized when the transaction closes. Transaction fees that are not contingent on the closing will be expensed as incurred. Vesting accelerates on all stock-based compensation awards, and as a result, all deferred compensation related to those awards will be expensed upon closing of the transaction.

At March 31, 2007, the Company had approximately $2 billion Contingently Convertible Debentures (“Co-Cos”) outstanding. The Co-Cos are eligible to be called at par on or after July 25, 2007, under certain circumstances. At March 31, 2007, the Company classified its $2 billion outstanding Co-Cos as a long-term obligation because as of that date, the Company believed that a successful remarketing of the Co-Cos in July 2007 was probable. Upon announcement of the transaction on April 16, 2007, the Company deemed that a successful remarketing of the bonds in July 2007 was no longer probable. The Company expects to classify the Co-Cos as a short-term obligation at June 30, 2007 if at that time the Company believes that a successful remarketing of the bonds will not occur in July 2007, as the investors will have the option to put the bonds back to the Company at such time. Additionally, in the definitive agreement to acquire the Company signed on April 16, 2007, the Company agreed to redeem the Co-Cos on July 25, 2007 after receiving written notice from the Investor Group upon certain conditions.

RECENT DEVELOPMENTS

We are withdrawing our 2007 guidance as a result of our execution of the definitive agreement providing for the sale of the Company and described under “SUBSEQUENT EVENT” above, including the uncertain impact on future 2007 quarters, of the transactions contemplated by this agreement.

State Attorney General Investigations

On April 11, 2007, the Company entered into a settlement agreement with the Office of the Attorney General of the State of New York under which we agreed to adopt the New York Attorney General’s Code of Conduct governing student lending and donate $2 million to a national fund devoted to educating college bound students about their loan options. Under the agreement, the Company did not admit, and expressly denied, that our conduct constituted any violation of law. The Code of Conduct, among other things, precludes the Company from providing anything more than nominal value to any employees of an institution of higher education and requires additional disclosures to borrowers and schools under certain circumstances. We cannot predict the effect that adopting the Code of Conduct will have on our future business prospects. Under the settlement agreement, we are required to certify implementation of its terms by August 15, 2007.

New York State SLATE Act

On May 7, 2007, the New York State legislature passed the Student Lending Accountability, Transparency and Enforcement Act, which seeks to codify the Code of Conduct that we agreed to adopt as part of the settlement agreement with the New York Attorney General described above. The new legislation would prohibit lenders from making gifts to universities or their employees in exchange for any advantage or consideration related to the lenders’ education loan activities. The legislation also prohibits revenue sharing arrangements between lenders and schools and establishes standards for schools using preferred lender lists.

Separate from the settlement agreement with the Office of the Attorney General of the State of New York, the attorneys general of the States of Arizona, California, Missouri, New Jersey and Ohio and the Commonwealth of Massachusetts have served civil investigative demands or requests for documents on the Company seeking information concerning our relationships with schools.

NYSE, SEC, House and Senate

NYSE Regulation, Inc. and the Philadelphia office of the SEC both have notified the Company that they are conducting an inquiry into the trading of SLM stock and securities relating to the Company’s announcement on April 16, 2007 that an investor group led by J.C. Flowers & Co. had signed a definitive agreement to purchase the Company. We are cooperating with NYSE Regulation, Inc. and the SEC in order to provide the requested information and documents.

The SEC is conducting an investigation into trading of SLM stock prior to the public release of the President’s budget on February 5, 2007. We are cooperating with the SEC and have provided the requested information and documents. Before the SEC investigation commenced, U.S. Senator Edward Kennedy, chairman of the Senate Committee on Health, Education, Labor and Pensions, and U.S. Representatives George Miller and Barney Frank, chairmen of the House of Representatives Committee on Education and Labor and Committee on Financial Services, respectively, separately submitted requests for information regarding certain SLM stock sales by SLM’s Chairman of the Board of Directors Albert L. Lord. We have cooperated with the Senate and House Committee counsel to provide the requested information.

The U.S. House of Representatives’ Committee on Education and Labor submitted a request to the Company dated March 28, 2007 seeking information regarding our marketing practices in the student loan business. We are cooperating with committee counsel in order to provide the requested information.

The U.S. Senate Committee on Health, Education, Labor and Pensions submitted requests to the Company seeking information regarding our marketing practices in the student loan business and our collections practices on delinquent and defaulted FFELP student loans. We are cooperating with committee counsel in order to provide the requested information.

Concurrent Resolution on the Budget for 2008

On March 29, 2007, the House of Representatives passed H.Con.Res. 99, its plan for the Fiscal 2008 budget. The House-passed budget resolution included a single reconciliation instruction to the House Education and Labor Committee which would require it to report legislation that would cut entitlement spending in its jurisdiction by $75 million. Although the savings amount is minimal, it was widely reported that the language was included to facilitate passage of student loan reform legislation

Senator Kennedy Proposal for Title IV Programs

It has been widely reported that Senator Kennedy, Chairman of the Health, Education, Labor, and Pensions (“HELP”) Committee has circulated his draft proposals for Title IV programs, including student loan programs and Pell Grants. The proposal, which has reportedly been provided to members of the HELP Committee, proposes to make several reductions in the student loan program: (1) reduce Special Allowance Payments on new loans by 0.60 percentage points; (2) reduce federal insurance on new loans to 85 percent and eliminate Exceptional Performer; (3) increase lender origination fee to 1 percent; (4) reduce guaranty agency collection fee to 16 percent; and (5) base the calculation of the guaranty agency account maintenance fee on number of borrowers rather than loan level.

The proposal would also change the delivery of PLUS loans to two different auction models: (1) a loan sale model, where the FDLP would originate the PLUS loans and then auction the loans when they entered repayment; and (2) a loan originations rights auction where the Department of Education would auction off the right to originate loans for each school that participated in the auction. The auction would be based on Special Allowance Payment rates.

The proposal would use the savings to pay for (1) a phased in increase in Pell Grants to $5,400 by fiscal 2010; (2) increase eligibility of families for maximum assistance; (3) phase in a reduction in the Stafford interest rate to 5.8 percent over five years; (4) introduce new type of income-contingent repayment plan, which would include FFELP borrowers; and (5) expand loan forgiveness in the FDLP.

Student Loan Accountability and Disclosure Reform Act

On May 2, 2007, Senator Michael Enzi, ranking Republican on the Senate Health, Education, Labor, and Pensions Committee, introduced S. 1262, the “Student Loan Accountability and Disclosure Reform Act.” The proposed legislation would regulate gifts, travel, entertainment, and services provided to institutions of higher education by guarantors and lenders. The legislation would add additional disclosure requirements on lenders and would prohibit schools from designating preferred lender lists. Schools could keep standard lists of lenders but would be required to include any lender on the list that requested inclusion. Disclosure and prohibitions would apply to direct loan schools as well as FFELP schools. The legislation would eliminate school-as-lenders after June 30, 2008.

Student Loan Sunshine Act

On Wednesday, May 9, 2007, the House of Representatives passed H.R. 890, a bipartisan version of the “Student Loan Sunshine Act.” The vote in the House was 414 to 3. The bill would establish greater disclosure requirements on schools and lenders for both FFELP loans and Private Education Loans. The legislation would require higher education institutions to establish “codes of conduct” that would include prohibition on many areas that have been cited as creating conflicts of interest. Areas specified by the legislation include gifts, consulting or other fees paid by lenders to financial aid officers and other school officials, fees or other material benefits, including profit or revenue sharing to institutions or their staff, staffing assistance, opportunity loans, and advisory councils. The legislation would require that schools include at least three unaffiliated lenders on any Preferred Lender List and disclose the rationale for recommending such lenders.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 to the consolidated financial statements, “Significant Accounting Policies — Recently Issued Accounting Pronouncements.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

The effect of short-term movements in interest rates on our results of operations and financial position has been limited through our interest rate risk management. The following tables summarize the effect on earnings for the three months ended March 31, 2007 and 2006 and the effect on fair values at March 31, 2007 and December 31, 2006, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. This analysis does not consider any potential impairment to our Residual Interests that may result from a higher discount rate that would be used to compute the present value of the cash flows if long-term interest rates increased. See the Company’s 2006 Form 10-K, Footnote 9 to the consolidated financial statements, “Student Loan Securitization,” which details the potential decrease to fair value that could occur.

	Three Months Ended March 31,
	2007				2006
	Interest Rates:				Interest Rates:
	Change from		Change from		Change from		Change from
	Increase of		Increase of		Increase of		Increase of
	100 Basis		300 Basis		100 Basis		300 Basis
	Points		Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$3	—%	$4	1%	$(4)	(1)%	$(14)	(4)%
Unrealized gains (losses) on derivative and hedging activities	133	40	200	60	144	368	228	582

Increase in net income before taxes	$136	32%	$204	48%	$140	48%	$214	74%

Increase in diluted earnings per common share	$.214	82%	$.333	128%	$.220	65%	$.345	101%

	At March 31, 2007
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP student loans	$96,437	$(186)	—%	$(315)	—%
Private Education Loans	12,675	—	—	—	—
Other earning assets	11,220	(33)	—	(96)	(1)
Other assets	11,110	(456)	(4)	(756)	(7)

Total assets	$131,442	$(675)	(1)%	$(1,167)	(1)%

Liabilities
Interest bearing liabilities	$118,584	$(1,362)	(1)%	$(3,433)	(3)%
Other liabilities	3,991	803	20	2,464	62

Total liabilities	$122,575	$(559)	—%	$(969)	(1)%

	At December 31, 2006
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP student loans	$87,797	$(182)	—%	$(313)	—%
Private Education Loans	12,063	—	—	—	—
Other earning assets	9,950	(38)	—	(109)	(1)
Other assets	10,299	(436)	(4)	(750)	(7)

Total assets	$120,109	$(656)	(1)%	$(1,172)	(1)%

Liabilities
Interest bearing liabilities	$108,142	$(1,427)	(1)%	$(3,610)	(3)%
Other liabilities	3,680	877	24	2,613	71

Total liabilities	$111,822	$(550)	—%	$(997)	(1)%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate student loan portfolio with floating rate debt. However, we can have a fixed versus floating mismatch in funding if the student loan earns Floor Income at the fixed borrower rate and the funding remains floating.

During the three months ended March 31, 2007 and 2006, certain FFELP student loans were earning Floor Income and we locked in a portion of that Floor Income through the use of futures and Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the above table, under the scenario where interest rates increase 100 and 300 basis points, the changes in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our off-balance sheet hedged FFELP Consolidation Loan securitizations and the related Embedded Floor Income recognized as part of the gain on sale, which results in a decrease in payments on the written Floor contracts that more than offset impairment losses on the Embedded Floor Income in the Residual Interest; (ii) variable rate assets being funded with fixed rate debt and (iii) fixed rate assets being funded with variable debt. The first two items will generally cause income to increase when interest rates increase, whereas, the third item will generally offset this increase. In the 100 and 300 basis point scenarios for the three months ended March 31, 2007, items (i) and (ii) resulted in a gain. In the prior year period, item (iii) had a bigger impact than item (i) resulting in a net loss for both the 100 and 300 basis point scenarios.

In addition to interest rate risk addressed in the preceding tables, the Company is also exposed to risks related to foreign currency exchange rates and the equity price of its own stock. Foreign currency exchange risk is primarily the result of foreign denominated debt issued by the Company. As it relates to the Company’s corporate unsecured and securitization debt programs used to fund the Company’s business, the Company’s policy is to use cross currency interest rate swaps to swap all foreign denominated debt payments (fixed and floating) to U.S. dollar LIBOR using a fixed exchange rate. In the tables above, there would be an immaterial impact on earnings if exchange rates were to decrease or increase, due to the terms of the hedging instrument and hedged items matching. The balance sheet interest bearing liabilities would be affected by a change in exchange rates, however, the change would be materially offset by the cross currency interest rate swaps in other assets or other liabilities. In addition, the Company has foreign exchange risk as a result of international operations; however, the exposure is minimal at this time.

Equity price risk of the Company’s own stock is due to equity forward contracts used in the Company’s share repurchase program. A hypothetical decrease in the Company’s stock price per share of $5.00 and $10.00 would result in a $241 million and $482 million unrealized loss on derivative and hedging, respectively. In addition to the net income impact, other liabilities would increase by the aforementioned amounts. Stock price decreases can also result in the counterparty exercising its right to demand early settlement on a portion of or the total contract depending on trigger prices set in each contract. The initial trigger prices as of March 31, 2007 range from approximately $23.93 to $30.11. At March 30, 2007, the closing price of the Company’s stock was $40.90. With the $5.00 and $10.00 decrease in unit stock price above, none of these triggers would be met and no counterparty would have the right to early settlement.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

On April 14, 2007, the Company was served with a putative class action suit by several borrowers in federal court in California. The complaint alleges violations of California Business & Professions Code 17200, breach of contract, breach of covenant of good faith and fair dealing, violation of consumer legal remedies act and unjust enrichment. The complaint challenges the Company’s FFELP billing practices as they relate to use of the simple daily interest method for calculating interest. The Company believes the complaint is without merit and it intends to vigorously defend this action.

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

We are also subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed or the accuracy of our reports to credit bureaus. In addition, the collections subsidiaries in our debt management operations group are routinely named in individual plaintiff or class action lawsuits in which the plaintiffs allege that we have violated a federal or state law in the process of collecting their account. Management believes that these claims, lawsuits and other actions will not have a material adverse effect on our business, financial condition or results of operations. Finally, from time to time, we receive information and document requests from state attorneys general concerning certain of our business practices. Our practice has been and continues to be to cooperate with the state attorneys general and to be responsive to any such requests.

Item 1A.	Risk Factors

If the acquisition of the Company is not closed, our access to the credit markets and our liquidity could be materially adversely affected.

On April 16, 2007, the Company announced that an Investor Group led by J.C. Flowers & Co. signed a definitive agreement to acquire the Company for approximately $25.2 billion or $60.00 per share of common stock. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — SUBSEQUENT EVENT” in this Form 10-Q. Following the Company’s announcement, Moody’s Investor Services, Standard & Poor’s and Fitch Ratings placed the long and short-term ratings on our senior unsecured debt under review for possible downgrade. In addition, following the announcement, secondary market credit spreads on our outstanding senior unsecured bonds widened significantly. The transaction is subject to regulatory approvals and other closing conditions, and, under very limited circumstances, may be terminated by the Investor Group. While we expect to close the transaction in late 2007, if the transaction is terminated or otherwise does not close, our access to the credit markets and our liquidity could be materially adversely affected and new issuance of unsecured debt could be subject to much wider spreads and more restrictive terms than we have historically experienced. In addition, depending upon the circumstances under which the transaction is terminated, we will only have access to the interim asset-backed financing facilities for a limited period. Moreover, the price of our stock could be materially adversely affected. In such circumstances, if the stock price were to fall below $30.11, we may be required to settle our equity forward contracts in a manner that could have a materially dilutive effect on our common stock, as more fully described within the Company’s 2006 Annual Report on Form 10-K at “Item 1A. Risk Factors — LIQUIDITY AND CAPITAL RESOURCES.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s common share repurchases during the first quarter of 2007 pursuant to the stock repurchase program (see Note 6, “Stockholders’ Equity,” to the consolidated financial statements) first authorized in September 1997 by the Board of Directors. Since the inception of the program, which has no expiration date, the Board of Directors has authorized the purchase of up to 317.5 million shares as of March 31, 2007.

				Maximum Number
			Total Number of	of Shares That
			Shares Purchased	May Yet Be
	Total Number	Average Price	as Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
(Common shares in millions)	Purchased(1)	Share	or Programs	Programs(2)

Period:
January 1 — January 31, 2007	.1	$47.41	—	15.7
February 1 — February 28, 2007	.1	42.85	—	15.7
March 1 — March 31, 2007	—	—	—	15.7

Total first quarter	.2	$45.87	—

(1)	The total number of shares purchased includes: i) shares purchased under the stock repurchase program discussed above, and ii) shares purchased in connection with the exercise of stock options and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs (which combined totaled .2 million shares for the first quarter of 2007).

(2)	Reduced by outstanding equity forward contracts.

Item 3.  Defaults upon Senior Securities

Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders

Nothing to report.

Item 5.  Other Information

Nothing to report.

Item 6.  Exhibits

The following exhibits are furnished or filed, as applicable:

3.2	By-Laws of SLM Corporation
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION
(Registrant)

By:	/s/ C.E. ANDREWS
C.E. Andrews
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer and
Duly Authorized Officer)

Date: May 10, 2007