Form 10-Q
period 2007-06-30
SLM CORP
filed 2007-08-07
CIK 1032033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007 or
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

Large accelerated filer ☑     Accelerated filer ☐      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2007

Voting common stock, $.20 par value	412,214,394 shares

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

See “NOTE 11 TO THE CONSOLIDATED FINANCIAL STATEMENTS — Segment Reporting” and “MANAGEMENT’S DISCUSSION AND ANALYSIS — BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ ” for further discussion of the differences between “Core Earnings’ ” and GAAP, as well as reconciliations between “Core Earnings” and GAAP.

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

Merger — On April 16, 2007, the Company announced that an investor group (“Investor Group”) led by J.C. Flowers & Co. (“J.C. Flowers”) signed a definitive agreement (“Merger Agreement”) to acquire the Company for approximately $25.3 billion or $60.00 per share of common stock. When the transaction is complete, J.C. Flowers and certain other private equity investors, including Friedman Fleischer & Lowe, will invest approximately $4.4 billion and own 50.2 percent, and Bank of America (NYSE: BAC) and JPMorgan Chase (NYSE: JPM) each will invest approximately $2.2 billion and each will own 24.9 percent. The remainder of the purchase price is anticipated to be funded by debt. The Company’s independent board members unanimously approved the agreement and recommended that its shareholders approve the agreement. (See also “Merger Agreement” filed with the SEC on the Company’s Current Report on Form 8-K, dated April 18, 2007.) Pursuant to the Merger Agreement, the Company will not pay dividends on its common stock prior to the consummation of the proposed transaction.

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

Private Education Consolidation Loans — Borrowers with multiple Private Education Loans (defined below) may consolidate them into a single loan with Sallie Mae. The interest rate on the new loan is variable rate with the spread set at the lower of the average weighted spread of the underlying loans (available only to Sallie Mae customers) or a new spread as a result of favorable underwriting criteria.

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

Wholesale Consolidation Loans — During 2006, we implemented a loan acquisition strategy under which we began purchasing a significant amount of FFELP Consolidation Loans, primarily via the spot market, which augments our traditional FFELP Consolidation Loan origination process. Wholesale Consolidation Loans are considered incremental volume to our core acquisition channels, which are focused on the retail marketplace with an emphasis on our brand strategy.

SLM CORPORATION

FORM 10-Q
INDEX
June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)

Assets
FFELP Stafford and Other Student Loans (net of allowance for losses of $11,337 and $8,701, respectively)	$31,503,088	$24,840,464
FFELP Consolidation Loans (net of allowance for losses of $12,746 and $11,614, respectively)	68,109,269	61,324,008
Private Education Loans (net of allowance for losses of $427,904 and $308,346, respectively)	11,013,668	9,755,289
Other loans (net of allowance for losses of $19,989 and $20,394, respectively)	1,178,052	1,308,832
Investments
Available-for-sale	1,795,397	2,464,121
Other	89,986	99,330

Total investments	1,885,383	2,563,451
Cash and cash equivalents	2,680,223	2,621,222
Restricted cash and investments	4,300,826	3,423,326
Retained Interest in off-balance sheet securitized loans	3,448,045	3,341,591
Goodwill and acquired intangible assets, net	1,356,620	1,371,606
Other assets	7,327,108	5,585,943

Total assets	$132,802,282	$116,135,732

Liabilities
Short-term borrowings	$9,758,465	$3,528,263
Long-term borrowings	114,365,577	104,558,531
Other liabilities	3,320,098	3,679,781

Total liabilities	127,444,140	111,766,575

Commitments and contingencies

Minority interest in subsidiaries	10,081	9,115

Stockholders’ equity
Preferred stock, par value $.20 per share, 20,000 shares authorized; Series A: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share; Series B: 4,000 and 4,000 shares issued, respectively, at stated value of $100 per share	565,000	565,000
Common stock, par value $.20 per share, 1,125,000 shares authorized; 436,095 and 433,113 shares issued, respectively	87,219	86,623
Additional paid-in capital	2,721,554	2,565,211
Accumulated other comprehensive income (net of tax of $139,275 and $183,684, respectively)	265,388	349,111
Retained earnings	2,790,674	1,834,718

Stockholders’ equity before treasury stock	6,429,835	5,400,663
Common stock held in treasury: 23,477 and 22,496 shares, respectively	1,081,774	1,040,621

Total stockholders’ equity	5,348,061	4,360,042

Total liabilities and stockholders’ equity	$132,802,282	$116,135,732

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
FFELP Stafford and Other Student Loans	$511,300	$337,090	$962,062	$635,590
FFELP Consolidation Loans	1,087,254	841,591	2,102,100	1,662,926
Private Education Loans	329,351	233,696	667,772	475,049
Other loans	26,453	23,541	54,426	46,848
Cash and investments	141,524	124,954	255,428	220,764

Total interest income	2,095,882	1,560,872	4,041,788	3,041,177
Total interest expense	1,697,229	1,204,067	3,229,319	2,296,851

Net interest income	398,653	356,805	812,469	744,326
Less: provisions for loan losses	148,200	67,396	298,530	127,715

Net interest income after provisions for loan losses	250,453	289,409	513,939	616,611

Other income:
Gains on student loan securitizations	—	671,262	367,300	701,285
Servicing and securitization revenue	132,987	82,842	384,925	181,773
Losses on loans and securities, net	(10,921)	(8,524)	(41,888)	(11,472)
Gains (losses) on derivative and hedging activities, net	821,566	122,719	464,597	35,980
Guarantor servicing fees	30,273	33,256	69,514	60,163
Debt management fees	80,237	90,161	167,559	181,773
Collections revenue	77,092	67,357	142,654	124,038
Other	89,004	75,081	185,437	146,457

Total other income	1,220,238	1,134,154	1,740,098	1,419,997
Operating expenses:
Salaries and benefits	191,632	168,727	377,982	344,067
Other	207,168	147,875	376,992	295,844

Total operating expenses	398,800	316,602	754,974	639,911

Income before income taxes and minority interest in net earnings of subsidiaries	1,071,891	1,106,961	1,499,063	1,396,697
Income taxes	104,724	381,828	414,738	518,873

Income before minority interest in net earnings of subsidiaries	967,167	725,133	1,084,325	877,824
Minority interest in net earnings of subsidiaries	696	1,355	1,701	2,445

Net income	966,471	723,778	1,082,624	875,379
Preferred stock dividends	9,156	8,787	18,249	17,088

Net income attributable to common stock	$957,315	$714,991	$1,064,375	$858,291

Basic earnings per common share	$2.32	$1.74	$2.59	$2.08

Average common shares outstanding	411,870	410,957	411,457	411,811

Diluted earnings per common share	$1.03	$1.52	$1.82	$1.96

Average common and common equivalent shares outstanding	452,406	454,314	454,139	453,803

Dividends per common share	$—	$.25	$.25	$.47

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at March 31, 2006	7,300,000	429,329,362	(16,599,155)	412,730,207	$565,000	$85,866	$2,364,252	$328,496	$1,163,570	$(752,256)	$3,754,928
Comprehensive income:
Net income									723,778		723,778
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								38,138			38,138
Change in unrealized gains (losses) on derivatives, net of tax								3,570			3,570

Comprehensive income											765,486
Cash dividends:
Common stock ($.25 per share)									(102,613)		(102,613)
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)
Preferred stock, series B ($1.44 per share)									(5,750)		(5,750)
Issuance of common shares		1,424,153	7,747	1,431,900		285	48,915			407	49,607
Preferred stock issuance costs and related amortization							162		(162)		—
Tax benefit related to employee stock option and purchase plans							10,898				10,898
Stock-based compensation cost							16,338				16,338
Repurchase of common shares:
Equity forwards:
Exercise cost, cash			(2,086,571)	(2,086,571)						(114,219)	(114,219)
(Gain) loss on settlement			—	—						7,887	7,887
Benefit plans			(400,509)	(400,509)						(19,919)	(19,919)

Balance at June 30, 2006	7,300,000	430,753,515	(19,078,488)	411,675,027	$565,000	$86,151	$2,440,565	$370,204	$1,775,948	$(878,100)	$4,359,768

Balance at March 31, 2007	7,300,000	434,586,663	(22,649,966)	411,936,697	$565,000	$86,918	$2,638,334	$300,884	$1,833,359	$(1,047,713)	$4,376,782
Comprehensive income:
Net income									966,471		966,471
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(41,912)			(41,912)
Change in unrealized gains (losses) on derivatives, net of tax								6,416			6,416

Comprehensive income											930,975
Cash dividends:
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)
Preferred stock, series B ($1.55 per share)									(6,120)		(6,120)
Issuance of common shares		1,508,640	241	1,508,881		301	46,774			10	47,085
Preferred stock issuance costs and related amortization							161		(161)		—
Tax benefit related to employee stock option and purchase plans							6,826				6,826
Stock-based compensation cost							29,459				29,459
Repurchase of common shares:
Benefit plans			(827,319)	(827,319)						(34,071)	(34,071)

Balance at June 30, 2007	7,300,000	436,095,303	(23,477,044)	412,618,259	$565,000	$87,219	$2,721,554	$265,388	$2,790,674	$(1,081,774)	$5,348,061

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2005	7,300,000	426,483,527	(13,346,717)	413,136,810	$565,000	$85,297	$2,233,647	$367,910	$1,111,743	$(572,172)	$3,791,425
Comprehensive income:
Net income									875,379		875,379
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(6,812)			(6,812)
Change in unrealized gains (losses) on derivatives, net of tax								9,101			9,101
Minimum pension liability adjustment								5			5

Comprehensive income											877,673
Cash dividends:
Common stock ($.47 per share)									(194,086)		(194,086)
Preferred stock, series A ($1.74 per share)									(5,750)		(5,750)
Preferred stock, series B ($2.74 per share)									(11,017)		(11,017)
Issuance of common shares		4,269,988	53,749	4,323,737		854	131,951			2,975	135,780
Preferred stock issuance costs and related amortization							321		(321)		—
Tax benefit related to employee stock option and purchase plans							37,959				37,959
Stock-based compensation cost							36,687				36,687
Repurchase of common shares:
Equity forwards:
Exercise cost, cash			(4,534,403)	(4,534,403)						(248,213)	(248,213)
(Gain) loss on settlement			—	—						7,081	7,081
Benefit plans			(1,251,117)	(1,251,117)						(67,771)	(67,771)

Balance at June 30, 2006	7,300,000	430,753,515	(19,078,488)	411,675,027	$565,000	$86,151	$2,440,565	$370,204	$1,775,948	$(878,100)	$4,359,768

Balance at December 31, 2006	7,300,000	433,112,982	(22,496,170)	410,616,812	$565,000	$86,623	$2,565,211	$349,111	$1,834,718	$(1,040,621)	$4,360,042
Comprehensive income:
Net income									1,082,624		1,082,624
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(90,100)			(90,100)
Change in unrealized gains (losses) on derivatives, net of tax								6,899			6,899
Minimum pension liability adjustment								(522)			(522)

Comprehensive income											998,901
Cash dividends:
Common stock ($.25 per share)									(102,658)		(102,658)
Preferred stock, series A ($1.74 per share)									(5,750)		(5,750)
Preferred stock, series B ($3.07 per share)									(12,178)		(12,178)
Issuance of common shares		2,982,321	35,364	3,017,685		596	94,194			1,584	96,374
Preferred stock issuance costs and related amortization							321		(321)		—
Tax benefit related to employee stock option and purchase plans							15,474				15,474
Stock-based compensation cost							46,354				46,354
Cumulative effect of accounting change									(5,761)		(5,761)
Repurchase of common shares:
Benefit plans			(1,016,238)	(1,016,238)						(42,737)	(42,737)

Balance at June 30, 2007	7,300,000	436,095,303	(23,477,044)	412,618,259	$565,000	$87,219	$2,721,554	$265,388	$2,790,674	$(1,081,774)	$5,348,061

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended
	June 30,
		Restated
	2007	2006
	(Unaudited)	(Unaudited)

Operating activities
Net income	$1,082,624	$875,379
Adjustments to reconcile net income to net cash used in operating activities:
Gains on student loan securitizations	(367,300)	(701,285)
Losses on sales of loans and securities, net	41,888	11,472
Stock-based compensation cost	52,840	41,614
Unrealized (gains)/losses on derivative and hedging activities, excluding equity forwards	(125,946)	(208,045)
Unrealized (gains)/losses on derivative and hedging activities — equity forwards	(383,969)	82,693
Provisions for loan losses	298,530	127,715
Minority interest, net	(190)	(3,408)
Mortgage loans originated	(441,376)	(718,223)
Proceeds from sales of mortgage loans	469,125	719,490
Decrease (increase) in restricted cash-other	27,059	(82,166)
(Increase) in accrued interest receivable	(677,935)	(473,161)
Increase in accrued interest payable	203,375	102,612
Adjustment for non-cash (income)/loss related to Retained Interest	(10,255)	144,020
(Increase) in other assets, goodwill and acquired intangible assets, net	(232,429)	(94,519)
(Decrease) in other liabilities	(245,656)	(218,910)

Total adjustments	(1,392,239)	(1,270,101)

Net cash (used in) operating activities	(309,615)	(394,722)

Investing activities
Student loans acquired	(20,428,723)	(15,999,045)
Loans purchased from securitized trusts (primarily loan consolidations)	(3,045,904)	(3,451,932)
Reduction of student loans:
Installment payments	5,729,724	5,209,648
Proceeds from securitization of student loans treated as sales	1,976,599	14,439,628
Proceeds from sales of student loans	777,154	91,050
Other loans originated	(1,677,791)	(516,283)
Other loans repaid	1,767,690	602,757
Other investing activities, net	(133,358)	(52,036)
Purchases of available-for-sale securities	(23,921,722)	(31,993,437)
Proceeds from sales of available-for-sale securities	73,197	2,455
Proceeds from maturities of available-for-sale securities	24,683,374	31,589,192
Purchases of held-to-maturity and other securities	(540)	(339,187)
Proceeds from maturities of held-to-maturity securities and other securities	10,683	446,160
(Increase) in restricted cash — on-balance sheet trusts	(1,071,161)	(344,173)
Return of investment from Retained Interest	144,923	55,688

Net cash (used in) investing activities	(15,115,855)	(259,515)

Financing activities
Short-term borrowings issued	3,019,225	15,351,431
Short-term borrowings repaid	(2,802,000)	(15,358,062)
Long-term borrowings issued	1,567,602	4,686,236
Long-term borrowings repaid	(2,592,983)	(3,516,290)
Borrowings collateralized by loans in trust issued	16,367,492	3,091,347
Borrowings collateralized by loans in trust — activity	142,155	(2,252,700)
Other financing activities, net	16,557	(46,911)
Excess tax benefit from the exercise of stock-based awards	8,832	23,846
Common stock issued	73,220	119,660
Net settlements on equity forward contracts	(152,306)	(28,522)
Common stock repurchased	(42,737)	(315,984)
Common dividends paid	(102,658)	(194,086)
Preferred dividends paid	(17,928)	(16,767)

Net cash provided by financing activities	15,484,471	1,543,198

Net increase in cash and cash equivalents	59,001	888,961
Cash and cash equivalents at beginning of period	2,621,222	2,498,655

Cash and cash equivalents at end of period	$2,680,223	$3,387,616

Cash disbursements made for:
Interest	$3,082,619	$2,066,876

Income taxes	$528,768	$570,492

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of SLM Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007. The consolidated balance sheet at December 31, 2006, as presented, was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and six months ended June 30, 2006 to be consistent with classifications adopted for 2007.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
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

If material embedded derivatives exist within the Residual Interest that require bifurcation, the Company will most likely elect to carry the entire Residual Interest at fair value with subsequent changes in fair value recorded in earnings. This could have a material impact on earnings, as prior to the adoption of SFAS No. 155, changes in the fair value of these Residual Interests would have been recorded through other comprehensive income (except for impairment which is recorded through income). The Company elected this option related to the Private Education Loan securitization which settled in the first quarter of 2007 and as a result, has recorded related unrealized gains/losses through earnings that, prior to the adoption of SFAS No. 155, would have been recorded through other comprehensive income.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

The Company has concluded, based on its current securitization deal structures, that its on-balance sheet securitization debt will not be materially impacted upon the adoption of SFAS No. 155 as embedded derivatives will not have a material value. Accordingly, there was no impact for the six months ended June 30, 2007, as it relates to on-balance sheet securitization debt.

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

The following table summarizes changes in the allowance for student loan losses for both the Private Education Loan and federally insured student loan portfolios for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Balance at beginning of period	$391,351	$247,677	$328,661	$219,062
Provisions for student loan losses	144,971	64,817	292,166	122,616
Charge-offs	(92,493)	(36,765)	(178,305)	(70,153)
Recoveries	7,826	6,040	14,616	12,429

Net charge-offs	(84,667)	(30,725)	(163,689)	(57,724)

Balance before reductions for student loan sales and securitizations	451,655	281,769	457,138	283,954
Adjustments for student loan sales and securitizations	332	(13,207)	(5,151)	(15,392)

Balance at end of period	$451,987	$268,562	$451,987	$268,562

In addition to the provisions for student loan losses, provisions for other loan losses totaled $3 million for both the three months ended June 30, 2007 and 2006, and $6 million and $5 million for the six months ended June 30, 2007 and 2006, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Student Loan Losses (Continued)

The following table summarizes changes in the allowance for student loan losses for Private Education Loans for the three and six months ended June 30, 2007 and 2006. The provision for the three months ended June 30, 2007, includes an update to the Company’s projected default rates reflecting an increased gross charge-off expectation somewhat offset by an increase in expected life-of-loan recoveries. For the three months ended June 30, 2007, the net effect of these changes in estimates included in the provision expense is $58 million.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Balance at beginning of period	$369,072	$232,147	$308,346	$204,112
Provision for Private Education Loan losses	138,779	62,212	280,406	116,584

Charge-offs	(87,773)	(35,993)	(169,684)	(68,719)
Recoveries	7,826	6,040	14,616	12,429

Net charge-offs	(79,947)	(29,953)	(155,068)	(56,290)

Balance before securitization of Private Education Loans	427,904	264,406	433,684	264,406
Reduction for securitization of Private Education Loans	—	(12,824)	(5,780)	(12,824)

Balance at end of period	$427,904	$251,582	$427,904	$251,582

Net charge-offs as a percentage of average loans in repayment (annualized)	6.19%	3.13%	6.04%	3.05%
Allowance as a percentage of the ending total loan balance	3.74%	3.55%	3.74%	3.55%
Allowance as a percentage of ending loans in repayment	7.79%	6.66%	7.79%	6.66%
Allowance coverage of net charge-offs (annualized)	1.33	2.09	1.37	2.22
Average total loans	$10,917,155	$7,960,694	$11,134,453	$8,485,296
Ending total loans	$11,441,572	$7,084,425	$11,441,572	$7,084,425
Average loans in repayment	$5,181,847	$3,837,596	$5,173,892	$3,719,751
Ending loans in repayment	$5,496,478	$3,777,247	$5,496,478	$3,777,247

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Student Loan Losses (Continued)

Delinquencies

The table below presents the Company’s Private Education Loan delinquency trends as of June 30, 2007, December 31, 2006, and June 30, 2006. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	June 30,		December 31,		June 30,
	2007		2006		2006
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$5,789		$5,218		$3,305
Loans in forbearance(2)	544		359		299
Loans in repayment and percentage of each status:
Loans current	4,873	88.7%	4,214	86.9%	3,353	88.8%
Loans delinquent 31-60 days(3)	243	4.4	250	5.1	176	4.7
Loans delinquent 61-90 days(3)	131	2.4	132	2.7	100	2.6
Loans delinquent greater than 90 days(3)	249	4.5	255	5.3	148	3.9

Total Private Education Loans in repayment	5,496	100%	4,851	100%	3,777	100%

Total Private Education Loans, gross	11,829		10,428		7,381
Private Education Loan unamortized discount	(387)		(365)		(296)

Total Private Education Loans	11,442		10,063		7,085
Private Education Loan allowance for losses	(428)		(308)		(252)

Private Education Loans, net	$11,014		$9,755		$6,833

Percentage of Private Education Loans in repayment	46.5%		46.5%		51.2%

Delinquencies as a percentage of Private Education Loans in repayment	11.3%		13.1%		11.2%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors consistent with the established loan program servicing procedures and policies.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Goodwill and Acquired Intangible Assets

Intangible assets include the following:

	Average	As of June 30, 2007
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$375	$(139)	$236
Tax exempt bond funding	10 years	—	—	—
Software and technology	7 years	95	(70)	25
Non-compete agreements	2 years	12	(10)	2

Total		482	(219)	263

Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	116	—	116

Total acquired intangible assets		$598	$(219)	$379

	Average	As of December 31, 2006
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$367	$(115)	$252
Tax exempt bond funding	10 years	46	(37)	9
Software and technology	7 years	94	(62)	32
Non-compete agreements	2 years	12	(9)	3

Total		519	(223)	296

Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	106	—	106

Total acquired intangible assets		$625	$(223)	$402

The Company recorded intangible impairment and amortization of acquired intangibles totaling $17 million and $18 million for the three months ended June 30, 2007 and 2006, respectively, and $40 million and $32 million for the six months ended June 30, 2007 and 2006, respectively. The Company will continue to amortize its intangible assets with definite useful lives over their remaining estimated useful lives.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Goodwill and Acquired Intangible Assets (Continued)

A summary of changes in the Company’s goodwill by reportable segment (see Note 11, “Segment Reporting”) is as follows:

	December 31,		June 30,
(Dollars in millions)	2006	Adjustments	2007

Lending	$406	$1	$407
Debt Management Operations	349	14	363
Corporate and Other	215	(8)	207

Total	$970	$7	$977

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

The following table summarizes the Company’s securitization activity for the three and six months ended June 30, 2007 and 2006. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three Months Ended June 30,
	2007				2006
		Loan	Pre-			Loan	Pre-
	No. of	Amount	Tax		No. of	Amount	Tax
(Dollars in millions)	Transactions	Securitized	Gain	Gain%	Transactions	Securitized	Gain	Gain%

Securitizations sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	1	2,500	23	.9
Private Education Loans	—	—	—	—	2	4,000	648	16.2

Total securitizations sales	—	—	$—	—%	3	6,500	$671	10.3%

Securitization financings:
FFELP Stafford/PLUS Loans(1)	—	—			—	—
FFELP Consolidation Loans(1)	1	4,985			1	3,001

Total securitizations financings	1	4,985			1	3,001

Total securitizations	1	$4,985			4	$9,501

	Six Months Ended June 30,
	2007				2006
		Loan	Pre-			Loan	Pre-
	No. of	Amount	Tax		No. of	Amount	Tax
(Dollars in millions)	Transactions	Securitized	Gain	Gain%	Transactions	Securitized	Gain	Gain%

Securitizations sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	2	$5,004	$17	.3%
FFELP Consolidation Loans	—	—	—	—	2	5,502	36	.7
Private Education Loans	1	2,000	367	18.4	2	4,000	648	16.2

Total securitizations sales	1	2,000	$367	18.4%	6	14,506	$701	4.8%

Securitization financings:
FFELP Stafford/PLUS Loans(1)	2	7,004			—	—
FFELP Consolidation Loans(1)	2	8,987			1	3,001

Total securitizations financings	4	15,991			1	3,001

Total securitizations	5	$17,991			7	$17,507

(1)	In certain securitizations there are terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as variable interest entities (“VIEs”). Terms that prevent sale treatment include: (1) allowing the Company to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after the initial settlement of the securitization, which do not relate to the reissuance of third party beneficial interests or (3) allowing the Company to hold an unconditional call option related to a certain percentage of the securitized assets.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

Key economic assumptions used in estimating the fair value of Residual Interests at the date of securitization resulting from the student loan securitization sale transactions completed during the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,
	2007			2006
		FFELP	Private		FFELP	Private
	FFELP	Consolidation	Education	FFELP	Consolidation	Education
	Stafford(1)	Loans(1)	Loans(1)	Stafford(1)	Loans	Loans

Prepayment speed (annual rate)(2)	—	—	—	—	6%	4%
Interim status	—	—	—	—	—	—
Repayment status	—	—	—	—	—	—
Life of loan repayment status	—	—	—	—	—	—
Weighted average life	—	—	—	—	8.5 yrs.	9.4 yrs.
Expected credit losses (% of principal securitized)	—	—	—	—	.27%	4.79%
Residual cash flows discounted at (weighted average)	—	—	—	—	10.8%	13.0%

	Six Months Ended June 30,
	2007			2006
		FFELP	Private		FFELP	Private
	FFELP	Consolidation	Education	FFELP	Consolidation	Education
	Stafford(1)	Loans(1)	Loans	Stafford	Loans	Loans

Prepayment speed (annual rate)(2)	—	—	—	*	6%	4%
Interim status	—	—	0%	—	—	—
Repayment status	—	—	4-7%	—	—	—
Life of loan repayment status	—	—	6%	—	—	—
Weighted average life	—	—	9.4 yrs.	3.7 yrs.	8.3 yrs.	9.4 yrs.
Expected credit losses (% of principal securitized)	—	—	4.69%	.15%	.27%	4.79%
Residual cash flows discounted at (weighted average)	—	—	12.5%	12.4%	10.6%	13.0%

(1)	No securitizations qualified for sale treatment in the period.

(2)	Effective December 31, 2006, the Company implemented Constant Prepayment Rates (“CPR”) curves for Residual Interest valuations that are based on the number of months since entering repayment that better reflect the CPR as the loan seasons. Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Previously, the Company applied a CPR that was based on a static life of loan assumption, irrespective of seasoning, or, in the case of FFELP Stafford and PLUS loans, the Company used a vector approach in applying the CPR. The repayment status CPR depends on the number of months since first entering repayment or as the loans seasons through the portfolio. Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

*	CPR of 20 percent for 2006, 15 percent for 2007 and 10 percent thereafter.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

Retained Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests, included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of June 30, 2007 and December 31, 2006.

	As of June 30, 2007
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts(6)	Total

Fair value of Residual Interests(2)	$550	$616	$2,282	$3,448
Underlying securitized loan balance(3)	11,176	16,683	14,573	42,432
Weighted average life	2.9 yrs.	7.2 yrs.	7.3 yrs.
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	0-43%	3-9%	4-7%
Life of loan — repayment status	24%	6%	6%
Expected credit losses (% of student loan principal)(5)	.05%	.07%	4.04%
Residual cash flows discount rate	12.8%	11.0%	13.0%

	As of December 31, 2006
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$701	$676	$1,965	$3,342
Underlying securitized loan balance(3)	14,794	17,817	13,222	45,833
Weighted average life	2.9 yrs.	7.3 yrs.	7.2 yrs.
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	0-43%	3-9%	4-7%
Life of loan — repayment status	24%	6%	6%
Expected credit losses (% of student loan principal)	.06%	.07%	4.36%
Residual cash flows discount rate	12.6%	10.5%	12.6%

(1)	Includes $94 million and $151 million related to the fair value of the Embedded Floor Income as of June 30, 2007 and December 31, 2006, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the paydown of the underlying loans.
(2)	At June 30, 2007 and December 31, 2006, the Company had unrealized gains (pre-tax) in accumulated other comprehensive income of $286 million and $389 million, respectively, that related to the Retained Interests.
(3)	In addition to student loans in off-balance sheet trusts, the Company had $61.4 billion and $48.6 billion of securitized student loans outstanding (face amount) as of June 30, 2007 and December 31, 2006, respectively, in on-balance sheet securitization trusts.
(4)	Effective December 31, 2006, the Company implemented CPR curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Previously, the Company applied a CPR that was based on a static life of loan assumption, and, in the case of FFELP Stafford and PLUS loans, the Company applied a vector approach, irrespective of seasoning. Repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.
(5)	The Company increased its recovery rate assumption on defaulted Private Education Loans from 22 percent to 27 percent as of June 30, 2007.
(6)	As discussed in Note 1, “Significant Accounting Policies — Accounting for Certain Hybrid Financial Instruments” the Company adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” effective January 1, 2007. As a result, the Company elected to carry the Residual Interest on the Private Education Loan securitization which settled in the first quarter of 2007 at fair value with subsequent changes in fair value recorded in earnings. The fair value of this Residual Interest at June 30, 2007 was $429 million inclusive of a net $57 million fair value gain adjustment recorded since settlement.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

The Company recorded impairments to the Retained Interests of $35 million and $91 million, respectively, for the three months ended June 30, 2007 and 2006, and $46 million and $143 million, respectively, for the six months ended June 30, 2007 and 2006. The impairment charges were the result of FFELP loans prepaying faster than projected through loan consolidations ($11 million and $68 million for the three months ended June 30, 2007 and 2006, respectively, and $22 million and $92 million for the six months ended June 30, 2007 and 2006, respectively) as well as impairment to the Floor Income component of the Company’s Retained Interest due to increases in interest rates during the period ($24 million and $23 million for the three months ended June 30, 2007 and 2006, respectively, and $24 million and $51 million for the six months ended June 30, 2007 and 2006, respectively).

The table below shows the Company’s off-balance sheet Private Education Loan delinquency trends as of June 30, 2007, December 31, 2006 and June 30, 2006.

	June 30,		December 31,		June 30,
	2007		2006		2006
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$6,136		$5,608		$6,074
Loans in forbearance(2)	1,093		822		751
Loans in repayment and percentage of each status:
Loans current	7,002	95.3%	6,419	94.5%	5,483	95.7%
Loans delinquent 31-60 days(3)	196	2.7	222	3.3	151	2.6
Loans delinquent 61-90 days(3)	66	.9	60	.9	50	.9
Loans delinquent greater than 90 days(3)	80	1.1	91	1.3	47	.8

Total off-balance sheet Private Education Loans in repayment	7,344	100%	6,792	100%	5,731	100%

Total off-balance sheet Private Education Loans, gross	$14,573		$13,222		$12,556

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors consistent with the established loan program servicing procedures and programs.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

5.	Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at June 30, 2007 and December 31, 2006 and their impact on other comprehensive income and earnings for the three and six months ended June 30, 2007 and 2006. At June 30, 2007 and December 31, 2006, $714 million (of which $58 million is in restricted cash and investments on the balance sheet) and $418 million (of which $53 million is in restricted cash and investments on the balance sheet) fair

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.  Derivative Financial Instruments (Continued)

value, respectively, of available-for-sale investment securities and $163 million and $28 million, respectively, of cash were pledged as collateral against these derivative instruments.

	Cash Flow		Fair Value		Trading		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(Dollars in millions)	2007	2006	2007	2006	2007	2006	2007	2006

Fair Values(1)
Interest rate swaps	$—	$(9)	$(543)	$(355)	$(89)	$(111)	$(632)	$(475)
Floor/Cap contracts	—	—	—	—	(116)	(200)	(116)	(200)
Futures	—	—	—	—	—	—	—	—
Equity forwards	—	—	—	—	324	(213)	324	(213)
Cross currency interest rate swaps	—	—	1,847	1,440	—	—	1,847	1,440

Total	$—	$(9)	$1,304	$1,085	$119	$(524)	$1,423	$552

(Dollars in billions)
Notional Values
Interest rate swaps	$2.1	$2.1	$15.6	$15.6	$190.7	$162.0	$208.4	$179.7
Floor/Cap contracts	—	—	—	—	21.1	21.5	21.1	21.5
Futures	—	.1	—	—	.6	.6	.6	.7
Cross currency interest rate swaps	—	—	23.8	23.0	—	—	23.8	23.0
Other(2)	—	—	—	—	2.5	2.0	2.5	2.0

Total	$2.1	$2.2	$39.4	$38.6	$214.9	$186.1	$256.4	$226.9

(Shares in millions)
Contracts
Equity forwards	—	—	—	—	48.2	48.2	48.2	48.2

(1)	Fair values reported are exclusive of collateral held and/or pledged.

(2)	“Other” consists of an embedded derivative ($2 billion notional) bifurcated from the convertible debenture issuance that relates primarily to certain contingent interest and conversion features of the debt. In addition, beginning in the first quarter of 2007, “Other” also includes embedded derivatives bifurcated from newly issued on-balance sheet securitization debt, as a result of adopting SFAS No. 155 (see Note 1, “Significant Accounting Policies — Accounting for Certain Hybrid Financial Instruments”). All of the embedded derivatives have had a de minimis fair value since bifurcation.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.  Derivative Financial Instruments (Continued)

	Three Months Ended June 30,
	Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	2007	2006	2007	2006	2007	2006	2007	2006

Changes to accumulated other comprehensive income, net of tax
Change in fair value to cash flow hedges	$6	$—	$—	$—	$—	$—	$6	$—
Amortization of effective hedges(1)	—	4	—	—	—	—	—	4

Change in accumulated other comprehensive income, net	$6	$4	$—	$—	$—	$—	$6	$4

Earnings Summary
Amortization of closed futures contracts’ gains/losses in interest expense(2)	$—	$(5)	$—	$—	$—	$—	$—	$(5)
Gains (losses) on derivative and hedging activities — Realized(3)	—	—	—	—	(20)	(41)	(20)	(41)
Gains (losses) on derivative and hedging activities — Unrealized(4)	—	—	1	21	841	143	842	164

Total earnings impact	$—	$(5)	$1	$21	$821	$102	$822	$118

	Six Months Ended June 30,
	Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	2007	2006	2007	2006	2007	2006	2007	2006

Changes to accumulated other comprehensive income, net of tax
Change in fair value to cash flow hedges	$6	$2	$—	$—	$—	$—	$6	$2
Amortization of effective hedges(1)	1	7	—	—	—	—	1	7

Change in accumulated other comprehensive income, net	$7	$9	$—	$—	$—	$—	$7	$9

Earnings Summary
Amortization of closed futures contracts’ gains/losses in interest expense(2)	$(2)	$(11)	$—	$—	$—	$—	$(2)	$(11)
Gains (losses) on derivative and hedging activities — Realized(3)	—	—	—	—	(45)	(89)	(45)	(89)
Gains (losses) on derivative and hedging activities — Unrealized(4)	—	—	16	43	494	82	510	125

Total earnings impact	$(2)	$(11)	$16	$43	$449	$(7)	$463	$25

(1)	The Company expects to amortize $.1 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging the forecasted issuance of debt instruments that are outstanding as of June 30, 2007.

(2)	For futures contracts that qualify as SFAS No. 133 hedges where the hedged transaction occurs.

(3)	Includes net settlement income/expense related to trading derivatives and realized gains and losses related to derivative dispositions.

(4)	The change in the fair value of cash flow and fair value hedges represents amounts related to ineffectiveness.

The Company hedges the full fair value of certain fixed rate U.S. dollar denominated unsecured debt for SFAS No. 133 hedge accounting purposes. The widening of the Company’s credit spreads due to the

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.  Derivative Financial Instruments (Continued)

Merger announcement (see Note 12, “Merger Related Developments”) resulted in certain hedge relationships no longer qualifying for hedge accounting as full fair value hedges. Those relationships which no longer qualify for hedge accounting as full fair value hedges were terminated and re-designated as hedges of changes in fair value due to benchmark interest rates only. The basis adjustment related to the hedged items as of the termination date is being amortized over the remaining life of the hedged items.

6.	Stockholders’ Equity

The following table summarizes the Company’s common share repurchases, issuances and equity forward activity for the three and six months ended June 30, 2007 and 2006.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(Shares in millions)	2007	2006	2007	2006

Common shares repurchased:
Equity forwards	—	2.1	—	4.5
Benefit plans(1)	.8	.4	1.0	1.3

Total shares repurchased	.8	2.5	1.0	5.8

Average purchase price per share	$41.18	$53.93	$42.05	$54.62

Common shares issued	1.5	1.4	3.0	4.3

Equity forward contracts:
Outstanding at beginning of period	48.2	42.7	48.2	42.7
New contracts	—	5.3	—	7.7
Exercises	—	(2.1)	—	(4.5)

Outstanding at end of period	48.2	45.9	48.2	45.9

Authority remaining at end of period to repurchase or enter into equity forwards	15.7	10.9	15.7	10.9

(1)	Includes shares withheld from stock option exercises and vesting of performance stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Stockholders’ Equity (Continued)

As of June 30, 2007, the expiration dates and purchase prices for outstanding equity forward contracts were as follows:

			Weighted
Year of Maturity	Outstanding	Range of	Average
(Contracts in millions of shares)	Contracts	Purchase Prices	Purchase Price

2008	7.3	$43.50 - $44.00	$43.80
2009	14.7	46.00 - 54.74	53.66
2010	15.0	54.74	54.74
2011	9.1	49.75 - 53.76	51.91
2012	2.1	46.30 - 46.70	46.40

	48.2		$51.86

The closing price of the Company’s common stock on June 29, 2007 was $57.58. Should the market value of the Company’s stock fall below certain initial trigger prices, the counterparty to the contract has a right to terminate the contract and settle all or a portion at the original contract price. For equity forward contracts outstanding at June 30, 2007, these initial trigger prices range from $23.93 per share to $30.11 per share.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes the after-tax change in unrealized gains and losses on available-for-sale investments, unrealized gains and losses on derivatives qualifying as cash flow hedges, and the defined benefit pension plans adjustment. The following table presents the cumulative balances of the components of other comprehensive income as of June 30, 2007, December 31, 2006 and June 30, 2006.

	June 30,	December 31,	June 30,
	2007	2006	2006

Net unrealized gains (losses) on investments(1)	$250,263	$340,363	$375,503
Net unrealized gains (losses) on derivatives(2)	(671)	(7,570)	(3,459)
Defined benefit pension plans:
Net prior service cost	(23)	(24)	—
Net gain	15,819	16,342	—

Total defined benefit pension plans(3)	15,796	16,318	—
Minimum pension liability adjustment(4)	—	—	(1,840)

Total accumulated other comprehensive income	$265,388	$349,111	$370,204

(1)	Net of tax expense of $130,348, $179,244 and $199,569 as of June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

(2)	Net of tax benefit of $382, $4,347 and $1,977 as of June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

(3)	Net of tax expense of $9,309 and $8,787 as of June 30, 2007 and December 31, 2006, respectively.

(4)	Net of tax benefit of $991 as of June 30, 2006.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Earnings per Common Share

Basic earnings per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Numerator:
Net income attributable to common stock	$957,315	$714,991	$1,064,375	$858,291
Adjusted for debt expense of convertible debentures (“Co-Cos”), net of taxes(1)	17,679	16,460	35,189	31,277
Adjusted for non-taxable unrealized gains on equity forwards(2)	(507,072)	(39,717)	(272,191)	—

Net income attributable to common stock, adjusted	$467,922	$691,734	$827,373	$889,568

Denominator (shares in thousands):
Weighted average shares used to compute basic EPS	411,870	410,957	411,457	411,811
Effect of dilutive securities:
Dilutive effect of Co-Cos	30,312	30,312	30,312	30,312
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, Employee Stock Purchase Plan (“ESPP”) and equity forwards(3)(4)	10,224	13,045	12,370	11,680

Dilutive potential common shares(5)	40,536	43,357	42,682	41,992

Weighted average shares used to compute diluted EPS	452,406	454,314	454,139	453,803

Net earnings per share:
Basic EPS	$2.32	$1.74	$2.59	$2.08
Dilutive effect of Co-Cos(1)	(.03)	(.08)	(.05)	(.07)
Dilutive effect of equity forwards(2)(4)	(1.21)	(.09)	(.66)	—
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, and ESPP(3)	(.05)	(.05)	(.06)	(.05)

Diluted EPS	$1.03	$1.52	$1.82	$1.96

(1)	Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” requires the shares underlying Co-Cos to be included in diluted EPS computations regardless of whether the market price trigger or the conversion price has been met, using the “if-converted” method. On June 25, 2007, holders of these securities were notified that the Co-Cos would be called at par on July 25, 2007, as allowed by the terms of the indenture governing the Co-Cos.

(2)	SFAS No. 128, “Earnings per Share,” and the additional guidance provided by EITF Topic No. D-72, “Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share,” require both the denominator and the numerator to be adjusted in calculating the potential impact of the Company’s equity forward contracts on diluted EPS. Under this guidance, when certain conditions are satisfied, the impact can be dilutive when: (1) the average share price during the period is lower than the respective strike prices on the Company’s equity forward contracts, and (2) the Company recorded an unrealized gain or loss on derivative and hedging activities related to its equity forward contracts.

(3)	Reflects the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(4)	Reflects the potential dilutive effect of equity forward contracts, determined by the reverse treasury stock method.

(5)	For the three months ended June 30, 2007 and 2006, stock options and equity forwards of approximately 21 million shares and 8 million shares, respectively, and for the six months ended June 30, 2007 and 2006, stock options and equity forwards of approximately 26 million shares and 12 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

8.	Pension Plans

Components of Net Periodic Pension Cost

Net periodic pension cost included the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost — benefits earned during the period	$1,775	$2,073	$3,550	$4,146
Interest cost on projected benefit obligations	3,084	2,862	6,168	5,724
Expected return on plan assets	(4,494)	(4,069)	(8,988)	(8,138)
Net amortization and deferral	(179)	122	(359)	244

Total net periodic pension cost	$186	$988	$371	$1,976

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it did not expect to contribute to its qualified pension plan (the “Qualified Plan”) in 2007. As of June 30, 2007, the Company had made no contributions to its Qualified Plan.

9.	Income Taxes

The following table summarizes the Company’s unrecognized tax benefits:

As of January 1, 2007

Gross amount of unrecognized tax benefits	$113,334
Total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate	38,325
Total amount of interest and penalties recognized in the statement of operations and the statement of financial position	16,418

The Company adopted the provisions of the FASB’s Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a $6 million increase in its liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. In addition, unrecognized tax benefits of $3 million are currently treated as a pending refund claim, reducing the above balance of total unrecognized tax benefits that if recognized would affect the effective tax rate.

In the first and second quarters of 2007, the Company adjusted its federal unrecognized tax benefits to reflect the expected outcome of several issues that were addressed with the IRS as a part of the 2003-2004 exam cycle, primarily regarding the timing of recognition of certain income and deduction items. Several other less significant amounts of uncertain tax benefits were also added during the quarters. In total, as of June 30, 2007, the Company has gross unrecognized tax benefits of $182 million, unrecognized tax benefits that, if recognized, would impact the effective tax rate of $42 million, as well as total interest and penalties recognized in the statements of operations and financial position of $17 million.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

9.	Income Taxes (Continued)

Reasonably Possible Significant Increases/Decreases within Twelve Months

U.S. Federal Tax Uncertainties

The IRS issued a Revenue Agent’s Report (“RAR”) during the second quarter of 2007 concluding the primary exam of the Company’s 2003 and 2004 U.S. federal tax returns. However, the exam of these years remains open pending the conclusion of the separate IRS audit of an entity in which the Company is an investor (any results of which are not expected to have a material impact on the Company’s unrecognized tax benefit amounts). In addition, the Company is currently filing an administrative-level appeal related to one unagreed item originating from the Company’s 2004 U.S. federal tax return. An estimate of the range of the possible change to the balance of the Company’s unrecognized tax benefits that may result from resolution of the remaining unagreed item cannot at this time be made, pending further development of the appeals process.

In addition, it is expected that during the second half of 2007, the IRS will commence the examination of the Company’s 2005 and 2006 federal income tax returns. It is reasonably possible that issues which arise during the exam may create the need for an increase in unrecognized tax benefits. Until the exam commences, an estimate of any such amounts cannot be made.

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

State	Year audited through

Florida	2000
Indiana	2000
Pennsylvania	2000
California	2002
Missouri	2003
New York	2003
Texas	2004

The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense, and penalties in operating expenses.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

10.	Contingencies

On April 14, 2007, the Company was served with a putative class action suit by several borrowers in federal court in California. The complaint alleges violations of California Business & Professions Code 17200, breach of contract, breach of covenant of good faith and fair dealing, violation of consumer legal remedies act and unjust enrichment. The complaint challenges the Company’s FFELP billing practices as they relate to use of the simple daily interest method for calculating interest. The Company believes the complaint is without merit and it intends to vigorously defend this action. The Company filed a motion to dismiss on June 21, 2007, with a hearing on the motion expected in late August.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
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

The Company’s principal operations are located in the United States, and its results of operations and long-lived assets in geographic regions outside of the United States are not significant. In the Lending segment, no individual customer accounted for more than 10 percent of its total revenue during the three months ended June 30, 2007 and 2006. United Student Aid Funds, Inc. (“USA Funds”) is the Company’s largest customer in both the DMO and Corporate and Other segments. During the six months ending June 30, 2007 and 2006, it accounted for 33 percent and 38 percent, respectively, of the aggregate revenues generated by the Company’s DMO and Corporate and Other segments. No other customers accounted for more than 10 percent of total revenues in those segments for the years mentioned.

Lending

In the Company’s Lending business segment, the Company originates and acquires both federally guaranteed student loans, which are administered by the U.S. Department of Education (“ED”), and Private Education Loans, which are not federally guaranteed. Private Education Loans are primarily used by borrowers to supplement FFELP loans to meet the rising cost of education. The Company manages student loans for nearly 10 million student and parent customers; its Managed student loan portfolio totaled $153.2 billion at June 30, 2007, of which $128.1 billion or 84 percent are federally insured. In addition to education lending, the Company also originates mortgage and consumer loans with the intent of selling the majority of such loans. During the six months ended June 30, 2007, the Company originated $617 million in mortgage and consumer loans of which $441 million pertained to mortgages in the held for sale portfolio. The Company’s mortgage and consumer loan portfolio totaled $600 million at June 30, 2007.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

learning programs). Most higher education Private Education Loans are made in conjunction with a FFELP Stafford loan and as such are marketed through the same channel as FFELP loans by the same sales force. Unlike FFELP loans, Private Education Loans are subject to the full credit risk of the borrower. The Company manages this additional risk through loan underwriting standards and a combination of higher interest rates and loan origination fees that compensate the Company for the higher risk.

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

Corporate and Other

The Company’s Corporate and Other business segment includes the aggregate activity of its smaller operating segments, primarily its Guarantor Servicing and Student Loan Servicing operating segments, and its recently acquired Upromise operating segment. Corporate and Other also includes several smaller products and services, as well as corporate overhead.

In the Guarantor Servicing operating segment, the Company provides a full complement of administrative services to FFELP guarantors including guarantee issuance, account maintenance, and guarantee fulfillment. In the Student Loan Servicing operating segment, the Company provides a full complement of activities required to service student loans on behalf of lenders who are unrelated to the Company. Such servicing activities generally commence once a loan has been fully disbursed and include sending out payment coupons to borrowers, processing borrower payments, originating and disbursing FFELP Consolidation Loans on behalf of the lender, and other administrative activities required by ED.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
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

Segment Results and Reconciliations to GAAP

	Three Months Ended June 30, 2007
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	DMO	and Other	Earnings”	Adjustments(3)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$719	$—	$—	$719	$(208)	$511
FFELP Consolidation Loans	1,391	—	—	1,391	(304)	1,087
Private Education Loans	692	—	—	692	(363)	329
Other loans	27	—	—	27	—	27
Cash and investments	182	—	7	189	(47)	142

Total interest income	3,011	—	7	3,018	(922)	2,096
Total interest expense	2,371	7	5	2,383	(686)	1,697

Net interest income (loss)	640	(7)	2	635	(236)	399
Less: provisions for loan losses	247	—	—	247	(99)	148

Net interest income (loss) after provisions for loan losses	393	(7)	2	388	(137)	251
Fee income	—	80	30	110	—	110
Collections revenue	—	77	—	77	—	77
Other income	59	—	49	108	925	1,033

Total other income	59	157	79	295	925	1,220
Operating expenses(1)	182	96	104	382	17	399

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	270	54	(23)	301	771	1,072
Income tax expense (benefit)(2)	100	20	(9)	111	(6)	105
Minority interest in net earnings of subsidiaries	—	1	—	1	—	1

Net income (loss)	$170	$33	$(14)	$189	$777	$966

(1)	Operating expenses for the Lending, DMO, and Corporate and Other business segments include $13 million, $4 million, and $6 million, respectively, of stock option compensation expense.

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(3)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2007
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income	$(217)	$20	$(39)	$—	$(236)
Less: provisions for loan losses	(99)	—	—	—	(99)

Net interest income after provisions for loan losses	(118)	20	(39)	—	(137)
Fee income	—	—	—	—	—
Collections revenue	—	—	—	—	—
Other income	103	822	—	—	925

Total other income	103	822	—	—	925
Operating expenses	—	—	—	17	17

Total pre-tax “Core Earnings” adjustments to GAAP	$(15)	$842	$(39)	$(17)	771

Income tax benefit					(6)
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$777

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

	Three Months Ended June 30, 2006
			Corporate	Total “Core		Total
(Dollars in millions)	Lending	DMO	and Other	Earnings”	Adjustments(3)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$719	$—	$—	$719	$(382)	$337
FFELP Consolidation Loans	1,114	—	—	1,114	(273)	841
Private Education Loans	485	—	—	485	(251)	234
Other loans	24	—	—	24	—	24
Cash and investments	170	—	1	171	(46)	125

Total interest income	2,512	—	1	2,513	(952)	1,561
Total interest expense	1,904	5	1	1,910	(706)	1,204

Net interest income	608	(5)	—	603	(246)	357
Less: provisions for loan losses	60	—	—	60	8	68

Net interest income (loss) after provisions for loan losses	548	(5)	—	543	(254)	289
Fee income	—	90	33	123	—	123
Collections revenue	—	67	—	67	—	67
Other income	51	—	24	75	869	944

Total other income	51	157	57	265	869	1,134
Operating expenses(1)	163	85	50	298	18	316

Income before income taxes and minority interest in net earnings of subsidiaries	436	67	7	510	597	1,107
Income tax expense(2)	161	26	2	189	193	382
Minority interest in net earnings of subsidiaries	—	1	—	1	—	1

Net income	$275	$40	$5	$320	$404	$724

(1)	Operating expenses for the Lending, DMO, and Corporate and Other business segments include $8 million, $2 million, and $4 million, respectively, of stock option compensation expense.

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(3)	“Core Earnings” adjustments to GAAP:

	Three Months Ended June 30, 2006
	Net Impact of	Net Impact of		Net impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income	$(236)	$42	$(52)	$—	$(246)
Less: provisions for loan losses	8	—	—	—	8

Net interest income after provisions for loan losses	(244)	42	(52)	—	(254)
Fee income	—	—	—	—	—
Collections revenue	—	—	—	—	—
Other income	746	123	—	—	869

Total other income	746	123	—	—	869
Operating expenses	—	—	—	18	18

Total pre-tax “Core Earnings” adjustments to GAAP	$502	$165	$(52)	$(18)	597

Income tax expense					193
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$404

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

	Six Months Ended June 30, 2007
			Corporate	Total ‘‘Core		Total
(Dollars in millions)	Lending	DMO	and Other	Earnings”	Adjustments(3)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$1,414	$—	$—	$1,414	$(452)	$962
FFELP Consolidation Loans	2,722	—	—	2,722	(620)	2,102
Private Education Loans	1,350	—	—	1,350	(682)	668
Other loans	54	—	—	54	—	54
Cash and investments	345	—	9	354	(98)	256

Total interest income	5,885	—	9	5,894	(1,852)	4,042
Total interest expense	4,592	13	11	4,616	(1,387)	3,229

Net interest income (loss)	1,293	(13)	(2)	1,278	(465)	813
Less: provisions for loan losses	444	—	1	445	(146)	299

Net interest income (loss) after provisions for loan losses	849	(13)	(3)	833	(319)	514
Fee income	—	166	70	236	—	236
Collections revenue	—	143	—	143	—	143
Other income	104	—	100	204	1,157	1,361

Total other income	104	309	170	583	1,157	1,740
Operating expenses(1)	353	190	172	715	40	755

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	600	106	(5)	701	798	1,499
Income tax expense (benefit)(2)	222	39	(2)	259	156	415
Minority interest in net earnings of subsidiaries	—	2	—	2	—	2

Net income (loss)	$378	$65	$(3)	$440	$642	$1,082

(1)	Operating expenses for the Lending, DMO, and Corporate and Other business segments include $22 million, $7 million, and $10 million, respectively, of stock option compensation expense.

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(3)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2007
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income	$(432)	$45	$(78)	$—	$(465)
Less: provisions for loan losses	(146)	—	—	—	(146)

Net interest income after provisions for loan losses	(286)	45	(78)	—	(319)
Fee income	—	—	—	—	—
Collections revenue		—	—	—	—
Other income	692	465	—	—	1,157

Total other income	692	465	—	—	1,157
Operating expenses	—	—	—	40	40

Total pre-tax “Core Earnings” adjustments to GAAP	$406	$510	$(78)	$(40)	798

Income tax expense					156
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$642

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

	Six Months Ended June 30, 2006
			Corporate	Total ‘‘Core		Total
(Dollars in millions)	Lending	DMO	and Other	Earnings”	Adjustments(3)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$1,369	$—	$—	$1,369	$(734)	$635
FFELP Consolidation Loans	2,142	—	—	2,142	(479)	1,663
Private Education Loans	914	—	—	914	(439)	475
Other loans	47	—	—	47	—	47
Cash and investments	300	—	2	302	(81)	221

Total interest income	4,772	—	2	4,774	(1,733)	3,041
Total interest expense	3,562	11	3	3,576	(1,280)	2,296

Net interest income	1,210	(11)	(1)	1,198	(453)	745
Less: provisions for loan losses	135	—	—	135	(7)	128

Net interest income (loss) after provisions for loan losses	1,075	(11)	(1)	1,063	(446)	617
Fee income	—	182	60	242	—	242
Collections revenue	—	124	—	124	—	124
Other income	92	—	55	147	907	1,054

Total other income	92	306	115	513	907	1,420
Operating expenses(1)	324	175	109	608	32	640

Income before income taxes and minority interest in net earnings of subsidiaries	843	120	5	968	429	1,397
Income tax expense(2)	312	44	2	358	161	519
Minority interest in net earnings of subsidiaries	—	3	—	3	—	3

Net income	$531	$73	$3	$607	$268	$875

(1)	Operating expenses for the Lending, DMO, and Corporate and Other business segments include $18 million, $5 million, and $9 million, respectively, of stock option compensation expense.

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(3)	“Core Earnings” adjustments to GAAP:

	Six Months Ended June 30, 2006
	Net Impact of	Net Impact of		Net impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income	$(438)	$90	$(105)	$—	$(453)
Less: provisions for loan losses	(7)	—	—	—	(7)

Net interest income after provisions for loan losses	(431)	90	(105)	—	(446)
Fee income	—	—	—	—	—
Collections revenue	—	—	—	—	—
Other income	871	36	—	—	907

Total other income	871	36	—	—	907
Operating expenses	—	—	—	32	32

Total pre-tax “Core Earnings” adjustments to GAAP	$440	$126	$(105)	$(32)	429

Income tax expense					161
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$268

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

The adjustments required to reconcile from the Company’s “Core Earnings” results to its GAAP results of operations relate to differing treatments for securitization transactions, derivatives, Floor Income related to the Company’s student loans, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects aggregate adjustments associated with these areas for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in millions)	2007	2006	2007	2006

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting(1)	$(15)	$502	$406	$440
Net impact of derivative accounting(2)	842	165	510	126
Net impact of Floor Income(3)	(39)	(52)	(78)	(105)
Net impact of acquired intangibles(4)	(17)	(18)	(40)	(32)
Net tax effect(5)	6	(193)	(156)	(161)

Total “Core Earnings” adjustments to GAAP	$777	$404	$642	$268

(1)	Securitization: Under GAAP, certain securitization transactions in the Company’s Lending operating segment are accounted for as sales of assets. Under the Company’s “Core Earnings” presentation for the Lending operating segment, the Company presents all securitization transactions on a “Core Earnings” basis as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions as well as ongoing “servicing and securitization revenue” presented in accordance with GAAP are excluded from “Core Earnings” net income and replaced by the interest income, provisions for loan losses, and interest expense as they are earned or incurred on the securitization loans. The Company also excludes transactions with its off-balance sheet trusts from “Core Earnings” net income as they are considered intercompany transactions on a “Core Earnings” basis.

(2)	Derivative accounting: “Core Earnings” net income excludes periodic unrealized gains and losses arising primarily in the Company’s Lending operating segment, and to a lesser degree in the Company’s Corporate and Other reportable segment, that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 on derivatives that do not qualify for “hedge treatment” under GAAP. Under the Company’s “Core Earnings” presentation, the Company recognizes the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. “Core Earnings” net income also excludes the gain or loss on equity forward contracts that under SFAS No. 133, are required to be accounted for as derivatives and are marked-to-market through GAAP net income.

(3)	Floor Income: The timing and amount (if any) of Floor Income earned in the Company’s Lending operating segment is uncertain and in excess of expected spreads. Therefore, the Company excludes such income from “Core Earnings” net income when it is not economically hedged. The Company employs derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above in “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges and therefore, under GAAP, are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line on the income statement with no offsetting gain or loss recorded for the economically hedged items. For “Core Earnings” net income, the Company reverses the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and includes the amortization of net premiums received (net of Eurodollar futures contracts’ realized gains or losses) in income.

(4)	Acquired Intangibles: The Company excludes goodwill and intangible impairment and amortization of acquired intangibles.

(5)	Net Tax Effect: Such tax effect is based upon the Company’s “Core Earnings” effective tax rate for the year. The net tax effect results primarily from the exclusion of the permanent income tax impact of the equity forward contracts.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

12.	Merger Related Developments

On April 16, 2007, the Company announced that the Investor Group signed the Merger Agreement to acquire the Company for approximately $25.3 billion or $60.00 per share of common stock. When the transaction is complete, J.C. Flowers and certain other private equity investors, including Friedman Fleischer & Lowe, will invest approximately $4.4 billion and own 50.2 percent, and Bank of America (NYSE: BAC) and JPMorgan Chase (NYSE: JPM) each will invest approximately $2.2 billion and each will own 24.9 percent. The remainder of the purchase price is anticipated to be funded by debt. The Company’s independent board members unanimously approved the agreement and recommended that its shareholders approve the agreement. (See also “Merger Agreement” filed with the SEC on the Company’s Current Report on Form 8-K, dated April 18, 2007.) Pursuant to the Merger Agreement, the Company will not pay dividends on its common stock prior to the consummation of the proposed transaction.

The Investor Group has stated that it is committed to supporting the Company’s focus on transparency among lenders, schools and students and on corporate responsibility. The Company will be subject to oversight by Congress and ED, and will continue to be subject to all applicable federal and state laws, including the Higher Education Act.

The termination of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, was granted on June 18, 2007. On May 31, 2007, the Investor Group filed with the Federal Deposit Insurance Corporation its Interagency Notice of Change in Control with respect to the Sallie Mae Bank.

As announced by the Company on July 11, 2007, the Investor Group informed the Company that it believes that current legislative proposals pending before the U.S. House of Representatives and U.S. Senate could result in a failure of the conditions to the closing of the Merger to be satisfied. The Company strongly disagrees with this position, intends to proceed towards the closing of the merger transaction as rapidly as possible and will take all steps to protect shareholders’ interests.

In connection with the transaction, the Company filed its definitive proxy statement with the SEC on July 18, 2007. The Company scheduled a special meeting of shareholders for August 15, 2007, to consider and vote on a proposal to approve the Merger Agreement.

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

On April 16, 2007, after the Company announced the transaction, Moody’s Investor Services, Standard & Poor’s and Fitch Ratings placed the long and short-term ratings on the Company’s senior unsecured debt under review for possible downgrade, and secondary market credit spreads on the Company’s outstanding senior

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at June 30, 2007 and for the three and six months ended
June 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

12.	Merger Related Developments (Continued)

unsecured bonds widened significantly. These factors limited the Company’s access to new sources of senior unsecured funds at borrowing costs comparable to those available before the announcement. On June 1, 2007, Standard & Poor’s downgraded the Company’s senior unsecured debt rating to “BBB+” from “A.” On July 2, 2007, Fitch Ratings downgraded the Company’s long-term issuer default rating (“IDR”) and senior unsecured debt rating to “BBB” from “A+.” In its rating release, Fitch stated that it expects to downgrade the Company’s IDR to “BB+” and its senior unsecured debt rating to “BB” as the proposed Merger transaction nears completion. On July 11, 2007, Moody’s stated that it is likely to downgrade the Company’s corporate family rating to Ba3 and senior unsecured debt rating to “B1” from “A2” upon completion of the transaction.

On April 30, 2007, Bank of America and JPMorgan Chase provided the Company with new aggregate $30 billion asset-backed commercial paper conduit facilities (“Interim ABCP Facility”). Interest expense for the second quarter of 2007 includes $14 million in upfront commitment and ongoing liquidity fees as a result of the Interim ABCP Facility. These facilities terminate the earliest of (1) the Merger closing, (2) the 90-day anniversary of the date of termination of the Merger Agreement or (3) February 15, 2008.

Accounting Considerations Related to the Transaction

Upon closing, the transaction will be accounted for under purchase accounting, which will be pushed down to the Company. Under purchase accounting, the total cost of the acquisition will be allocated to the Company’s identifiable assets and liabilities based on their respective fair values. Thus, all the assets and liabilities will have a new basis of accounting and therefore previous unamortized premiums, discounts and reserves related to those assets and liabilities will be written-off once the transaction closes. The excess of the purchase price over the estimated fair value of the identifiable assets and liabilities will be recognized as goodwill. Since the Company is the acquired enterprise, expenses incurred in connection with the transaction will be expensed. Transaction fees that are contingent upon the closing will be recognized when the transaction closes. Transaction fees that are not contingent on the closing will be expensed as incurred, and included in operating expense. These expenses totaled $16 million for the second quarter of 2007. Vesting accelerates on all stock-based compensation awards, and as a result, all deferred compensation related to those awards will be expensed upon closing of the transaction.

At June 30, 2007, the Company had $2 billion Contingently Convertible Debentures (“Co-Cos”) outstanding. On June 25, 2007, holders of these securities were notified that the Co-Cos would be called at par on July 25, 2007, as allowed by the terms of the indenture governing the Co-Cos. As a result, the Company classified its $2 billion outstanding Co-Cos as a short-term obligation at June 30, 2007. For the three months ended June 30, 2007 and 2006, the impact of the Co-Cos on GAAP diluted earnings per common share was $(.03), and $(.08), respectively, and for the six months ended June 30, 2007 and 2006 the impact was $(.05) and $(.07), respectively; there was no impact to the “Core Earnings” diluted earnings per common share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and six months ended June 30, 2007 and 2006
(Dollars in millions, except per share amounts, unless otherwise noted)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements and information that are based on management’s current expectations as of the date of this document. When used in this report, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement (see “RECENT DEVELOPMENTS” that describes the definitive agreement (“Merger Agreement”) for an investor group (“Investor Group”) led by J.C. Flowers & Co. (“J.C. Flowers”) to acquire the Company (“the Merger”)); the outcome of any legal proceedings that may be instituted against us and others relating to the Merger Agreement; the inability to complete the Merger due to the failure to obtain shareholder approval or the failure to satisfy other conditions to completion of the Merger; the failure to obtain the necessary debt financing arrangements set forth in commitment letters received in connection with the Merger; the effect of the announcement of the Merger on our customer relationships, operating results and business generally; the amount of the costs, fees, expenses and charges related to the Merger and the actual terms of certain financings that will be obtained for the Merger; the impact of the substantial indebtedness incurred to finance the consummation of the Merger; changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in these laws and regulations, which may reduce the volume, average term and yields on student loans under the Federal Family Education Loan Program (“FFELP”) or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to SLM Corporation, more commonly known as Sallie Mae, and its subsidiaries (collectively, “the Company”). In addition, a larger than expected increase in third party consolidations of our FFELP loans could materially adversely affect our results of operations. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; incorrect estimates or assumptions by management in connection with the preparation of our consolidated financial statements; changes in the composition of our Managed FFELP and Private Education Loan portfolios; a significant decrease in our common stock price, which may result in counterparties terminating equity forward positions with us, which, in turn, could have a materially dilutive effect on our common stock; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans; losses from loan defaults; changes in prepayment rates and credit spreads; and changes in the demand for debt management services and new laws or changes in existing laws that govern debt management services.

OVERVIEW

We are the largest source of funding, delivery and servicing support for education loans in the United States. Our primary business is to originate, acquire and hold both federally guaranteed student loans and Private Education Loans, which are not federally guaranteed or privately insured. The primary source of our earnings is from net interest income earned on those student loans as well as gains on the sales of such loans in off-balance sheet securitization transactions. We also earn fees for pre-default and post-default receivables management services on student loans, such that we are engaged in every phase of the student loan life cycle — from originating and servicing student loans to default prevention and ultimately the collection on defaulted student loans. Through recent acquisitions, we have expanded our receivables management services to a number of different asset classes outside of student loans. SLM Corporation, more commonly known as

Sallie Mae, is a holding company that operates through a number of subsidiaries. References in this report to the “Company” refer to SLM Corporation and its subsidiaries.

We have used both internal growth and strategic acquisitions to attain our leadership position in the education finance marketplace. Our sales force, which delivers our products on campuses across the country, is the largest in the student loan industry. The core of our marketing strategy is to promote our on-campus brands, which generate student loan originations through our Preferred Channel. Loans generated through our Preferred Channel are more profitable than loans acquired through other acquisition channels because we own them earlier in the student loan’s life and generally incur lower costs to acquire such loans. We have built brand leadership through the Sallie Mae name, the brands of our subsidiaries and those of our lender partners. These sales and marketing efforts are supported by the largest and most diversified servicing capabilities in the industry, providing an unmatched array of services to borrowers. In recent years, borrowers have been consolidating their FFELP Stafford loans into FFELP Consolidation Loans in much greater numbers such that FFELP Consolidation Loans now constitute 56 percent of our Managed loan portfolio. FFELP Consolidation Loans are marketed directly to consumers and we believe they will continue to be an important loan acquisition channel. We continue to expand our offerings in the Private Education Loan marketplace that we market both on campus and direct-to-consumers.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A discussion of the Company’s critical accounting policies, which include premiums, discounts and Borrower Benefits, securitization accounting and Retained Interests, provisions for loan losses, derivative accounting and the effects of Consolidation Loan activity on estimates, can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to these policies during the second quarter of 2007.

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three Months				Six Months
	Ended		Increase		Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)
	2007	2006	$	%	2007	2006	$	%

Net interest income	$399	$357	$42	12%	$813	$745	$68	9%
Less: provisions for loan losses	148	68	80	118	299	128	171	134

Net interest income after provisions for loan losses	251	289	(38)	(13)	514	617	(103)	(17)
Gains on student loan securitizations	—	671	(671)	(100)	367	701	(334)	(48)
Servicing and securitization revenue	133	83	50	60	385	182	203	112
Losses on loans and securities, net	(11)	(8)	3	38	(42)	(12)	30	250
Gains (losses) on derivative and hedging activities, net	822	123	699	568	465	36	429	1,192
Guarantor servicing fees	30	33	(3)	(9)	70	60	10	17
Debt management fees	80	90	(10)	(11)	166	182	(16)	(9)
Collections revenue	77	67	10	15	143	124	19	15
Other income	89	75	14	19	186	147	39	27
Operating expenses	399	316	83	26	755	640	115	18

Pre-tax income	1,072	1,107	(35)	(3)	1,499	1,397	102	7
Income taxes	105	382	(277)	(73)	415	519	(104)	(20)
Minority interest in net earnings of subsidiaries	1	1	—	—	2	3	(1)	(33)

Net income	966	724	242	33	1,082	875	207	24
Preferred stock dividends	9	9	—	—	18	17	1	6

Net income attributable to common stock	$957	$715	$242	34%	$1,064	$858	$206	24%

Basic earnings per common share	$2.32	$1.74	$.58	33%	$2.59	$2.08	$.51	25%

Diluted earnings per common share	$1.03	$1.52	$(.49)	(32)%	$1.82	$1.96	$(.14)	(7)%

Dividends per common share	$—	$.25	$(.25)	(100)%	$.25	$.47	$(.22)	(47)%

Condensed Balance Sheets

			Increase
	June 30,	December 31,	(Decrease)
	2007	2006	$	%

Assets
FFELP Stafford and Other Student Loans, net	$31,503	$24,841	$6,662	27%
FFELP Consolidation Loans, net	68,109	61,324	6,785	11
Private Education Loans, net	11,014	9,755	1,259	13
Other loans, net	1,178	1,309	(131)	(10)
Cash and investments	4,566	5,185	(619)	(12)
Restricted cash and investments	4,300	3,423	877	26
Retained Interest in off-balance sheet securitized loans	3,448	3,341	107	3
Goodwill and acquired intangible assets, net	1,357	1,372	(15)	(1)
Other assets	7,327	5,586	1,741	31

Total assets	$132,802	$116,136	$16,666	14%

Liabilities and Stockholders’ Equity
Short-term borrowings	$9,758	$3,528	$6,230	177%
Long-term borrowings	114,366	104,559	9,807	9
Other liabilities	3,320	3,680	(360)	(10)

Total liabilities	127,444	111,767	15,677	14

Minority interest in subsidiaries	10	9	1	11
Stockholders’ equity before treasury stock	6,430	5,401	1,029	19
Common stock held in treasury	1,082	1,041	41	4

Total stockholders’ equity	5,348	4,360	988	23

Total liabilities and stockholders’ equity	$132,802	$116,136	$16,666	14%

RESULTS OF OPERATIONS

Consolidated Earnings Summary

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

For the three months ended June 30, 2007, net income of $966 million ($1.03 diluted earnings per share) was an increase of $242 million from net income of $724 million ($1.52 diluted earnings per share) for the three months ended June 30, 2006. Second quarter 2007 pre-tax income was $1.1 billion versus $1.1 billion earned in the second quarter of 2006. The increase in current quarter over year-ago quarter, after-tax net income versus no change in the pre-tax net income is driven by fluctuations in the unrealized gains and losses on equity forward contracts. Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we are required to mark the equity forward contracts to market each quarter and recognize the change in their value in income. Conversely, these gains and losses are not recognized on a tax basis. Excluding the unrealized gain on equity forward contracts of $796 million in the second quarter of 2007 and $39 million in the second quarter of 2006, taxable income reduced the effective tax rate from 35 percent in the second quarter of 2006 to 10 percent in the second quarter of 2007.

The year-over-year increase of $699 million in net gains on derivative and hedging activities is primarily due to the $757 million increase in the unrealized gains on equity forward contracts as discussed above, partially offset by negative impact from basis swaps which fluctuated from an unrealized gain of $14 million in the second quarter of 2006 to an unrealized loss of $38 million in the second quarter of 2007.

Offsetting the gains discussed above, was a decrease in securitization gains of $671 million in the second quarter of 2007 versus the year-ago quarter. In the second quarter of 2007, we did not complete an off-balance sheet securitization and as a result we did not recognize any securitization gains. In the year-ago quarter, we recognized pre-tax securitization gains of $671 million, which were primarily caused by a pre-tax gain of $648 million from two Private Education Loan securitizations.

In the second quarter of 2007, servicing and securitization income was $133 million, a $50 million increase over the year-ago quarter. This increase can primarily be attributed to $56 million decrease in impairments to our Retained Interests.

Net interest income after provisions for loan losses decreased by $38 million versus the second quarter of 2006. The decrease is due to the year-over-year increase in the provision for Private Education Loan losses of $80 million, which offset the year-over-year $42 million increase in net interest income. The decrease in net interest income is also due to $14 million in interim financing costs (commitment and liquidity fees) associated with the Merger (see “RECENT DEVELOPMENTS — Merger-Related Developments — Financing Considerations Related to the Transaction”). The increase in the provision predominantly reflects a further seasoning and mix of the portfolio and an increase in delinquencies and charge-offs related in part to operational challenges encountered from a call center move. These same factors affecting the provision also have a direct impact on the student loan spread due to the related increase in our estimate of uncollectible accrued interest income. The increase in net interest income is due to a $29 billion increase in the average balance of on-balance sheet interest earning assets, which was partially offset by a 25 basis point decrease in the net interest margin. The year-over-year decrease in the net interest margin is primarily due to incurring $14 million in interim financing costs (commitment and liquidity fees) related to the Merger and a decrease in the student loan spread.

In the second quarter of 2007, fee and other income and collections revenue totaled $276 million, an increase of 4 percent over the year-ago quarter. This increase was primarily driven by revenue from Upromise, acquired in August 2006.

Operating expenses for the second quarter of 2007 include $37 million in other Merger-related costs.

Our Managed student loan portfolio grew by $23.1 billion (or 18 percent), from $130.1 billion at June 30, 2006 to $153.2 billion at June 30, 2007. In the second quarter of 2007, we acquired $8.4 billion of student loans, a 6 percent increase over the $7.9 billion acquired in the year-ago period. The second quarter 2007 acquisitions included $1.7 billion in Private Education Loans, unchanged from the year-ago period. In the quarter ended June 30, 2007, we originated $3.6 billion of student loans through our Preferred Channel, an increase of 13 percent over the $3.2 billion originated in the year-ago quarter.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

For the six months ended June 30, 2007, our net income increased by 24 percent to $1.1 billion ($1.82 diluted earnings per share) from net income of $875 million ($1.96 diluted earnings per share) in 2006. Pre-tax income for the six months ended June 30, 2007 increased by 7 percent to $1.5 billion versus $1.4 billion in the first six months of 2006. The larger percentage increase in year-over-year after-tax net income versus pre-tax income is driven by the permanent tax impact of excluding $384 million in unrealized equity forward gains in the six months ended June 30, 2007, versus excluding $83 million in unrealized equity forward losses in the six months ended June 30, 2006. The net effect from excluding non-taxable gains and losses on equity forward contracts from taxable income was a decrease in the effective tax rate from 37 percent in the six months ended June 30, 2006 to 28 percent in the six months ended June 30, 2007.

The $429 million increase in the gain on derivative and hedging activities primarily relates to unrealized and realized gains and losses on derivatives that do not receive hedge accounting treatment. This increase is primarily due to the increase in unrealized gains of $467 million on our equity forward contracts as discussed above.

In the first half of 2007, servicing and securitization income was $385 million, a $203 million increase over the six months ended June 30, 2006. This increase can primarily be attributed to a year-over-year decrease of $97 million in impairments to our Retained Interests. The remaining increase in securitization revenue is due to the increase of higher yielding Private Education Loan Residual Interests, and the adoption of SFAS No. 155 in the first quarter of 2007. Under SFAS No. 155, the Company has elected to recognize the unrealized fair value adjustment to our Residual Interests in earnings, related to securitizations that settled in 2007.

Securitization gains decreased by $334 million in the six months ended June 30, 2007. The securitization gains in the first half of 2007 were the result of one Private Education Loan securitization, which had a pre-tax gain of $367 million or 18.4 percent of the amount securitized. In the year-ago period, there were two Private Education Loan securitizations that had a pre-tax gain of $648 million or 16.2 percent of the amount securitized.

Net interest income after provisions for loan losses decreased by $103 million versus the six months ended June 30, 2006. The decrease is due to the year-over-year increase in the provision for Private Education Loan losses of $171 million, which offset the year-over-year $68 million increase in net interest income. The increase in the provision predominantly reflects a further seasoning and mix of the portfolio and an increase in delinquencies and charge-offs related in part to operational challenges encountered from a call center move. These same factors affecting the provision also have a direct impact on the student loan spread due to the related increase in our estimate of uncollectible accrued interest income. The increase in net interest income is due to a $25 billion increase in the average balance of on-balance sheet interest earning assets, which was partially offset by a 23 basis point decrease in the net interest margin. The year-over-year decrease in the net interest margin is primarily due to incurring $14 million in interim financing costs (commitment and liquidity fees) related to the Merger and a decrease in the student loan spread.

Our Managed student loan portfolio grew by $23.1 billion, from $130.1 billion at June 30, 2006 to $153.2 billion at June 30, 2007. This growth was fueled by the acquisition of $20.9 billion of student loans, including $4.1 billion in Private Education Loans, in the six months ended June 30, 2007, a 27 percent increase over the $16.5 billion acquired in the year-ago period, of which $3.6 billion were Private Education Loans. In the six months ended June 30, 2007, we originated $11.6 billion of student loans through our Preferred Channel, an increase of 7 percent over the $10.8 billion originated in the year-ago period.

NET INTEREST INCOME

Average Balance Sheets

The following table reflects the rates earned on interest earning assets and paid on interest bearing liabilities for the three and six months ended June 30, 2007 and 2006. This table reflects the net interest margin for the entire Company on a consolidated basis.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Average Assets
FFELP Stafford and Other Student Loans	$30,794	6.66%	$20,562	6.58%	$28,851	6.72%	$20,045	6.39%
FFELP Consolidation Loans	67,154	6.49	52,201	6.47	65,218	6.50	53,251	6.30
Private Education Loans	10,917	12.10	7,961	11.77	11,134	12.09	8,485	11.29
Other loans	1,259	8.43	1,090	8.72	1,312	8.37	1,131	8.42
Cash and investments	9,930	5.72	8,867	5.67	8,949	5.76	7,959	5.61

Total interest earning assets	120,054	7.00%	90,681	6.91%	115,464	7.06%	90,871	6.75%

Non-interest earning assets	9,804		8,648		9,451		8,307

Total assets	$129,858		$99,329		$124,915		$99,178

Average Liabilities and Stockholders’ Equity
Short-term borrowings	$5,215	6.75%	$4,393	5.07%	$4,223	6.42%	$4,284	4.93%
Long-term borrowings	115,388	5.59	87,364	5.27	111,689	5.59	87,346	5.06

Total interest bearing liabilities	120,603	5.64%	91,757	5.26%	115,912	5.62%	91,630	5.05%

Non-interest bearing liabilities	4,105		3,501		4,294		3,600
Stockholders’ equity	5,150		4,071		4,709		3,948

Total liabilities and stockholders’ equity	$129,858		$99,329		$124,915		$99,178

Net interest margin		1.33%		1.58%		1.42%		1.65%

Rate/Volume Analysis

The following rate/volume analysis illustrates the relative contribution of changes in interest rates and asset volumes.

		Increase
		(Decrease)
	Increase	Attributable to Change in
	(Decrease)	Rate	Volume

Three months ended June 30, 2007 vs. three months ended June 30, 2006
Interest income	$535	$20	$515
Interest expense	493	114	379

Net interest income	$42	$(94)	$136

Six months ended June 30, 2007 vs. six months ended June 30, 2006
Interest income	$1,001	$164	$837
Interest expense	933	323	610

Net interest income	$68	$(159)	$227

The decrease in the net interest margin for the three and six months ended June 30, 2007 versus the year-ago periods, was primarily due to fluctuations in the student loan spread as discussed under “Student Loans — Student Loan Spread — Student Loan Spread Analysis — On-Balance Sheet.”

Student Loans

For both federally insured student loans and Private Education Loans, we account for premiums paid, discounts received and certain origination costs incurred on the origination and acquisition of student loans in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The unamortized and unaccreted portion of the premiums and discounts, respectively, is included in the carrying value of the student loan on the consolidated balance sheet. We recognize income on our student loan portfolio based on the expected yield of the student loan after giving effect to the amortization of purchase premiums and the accretion of student loan discounts, as well as interest rate reductions and rebates expected to be earned through Borrower Benefits programs. Discounts on Private Education Loans are deferred and accreted to income over the lives of the student loans. In the table below, this accretion of discounts is netted with the amortization of the premiums.

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

In addition to Floor Income Contracts, we also extensively use basis swaps to manage our basis risk associated with interest rate sensitive assets and liabilities. These swaps generally do not qualify as accounting hedges and likewise, net settlements are required to be accounted for in the “gains (losses) on derivative and hedging activities, net” line on the income statement. As a result, they are not considered in the calculation of the cost of funds in the table below.

Wholesale Consolidation Loans

In the second half of 2006, we implemented a loan acquisition strategy under which we began purchasing FFELP Consolidation Loans outside of our normal origination channels, primarily via the spot market. We refer to this new loan acquisition strategy as our Wholesale Consolidation Channel. FFELP Consolidation Loans acquired through this channel are considered incremental volume to our core acquisition channels, which are focused on the retail marketplace with an emphasis on our internal brand strategy. Wholesale Consolidation Loans generally command significantly higher premiums than our originated FFELP Consolidation Loans, and as a result, Wholesale Consolidation Loans have lower spreads. Since Wholesale Consolidation Loans are acquired outside of our core loan acquisition channels and have different yields and return expectations than the rest of our FFELP Consolidation Loan portfolio, we have excluded the impact of the Wholesale Consolidation Loan volume from the student loan spread analysis to provide more meaningful period-over-period comparisons on the performance of our student loan portfolio.

Student Loan Spread Analysis — On-Balance Sheet

The following table analyzes the reported earnings from student loans on-balance sheet. For an analysis of our student loan spread for the entire portfolio of Managed student loans on a similar basis to the on-balance sheet analysis, see “LENDING BUSINESS SEGMENT — Student Loan Spread Analysis — ‘Core Earnings’ Basis.”

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

On-Balance Sheet
Student loan yield, before Floor Income	8.08%	7.92%	8.12%	7.71%
Gross Floor Income	.02	.04	.02	.05
Consolidation Loan Rebate Fees	(.61)	(.67)	(.62)	(.67)
Borrower Benefits	(.13)	(.11)	(.13)	(.11)
Premium and discount amortization	(.17)	(.16)	(.16)	(.14)

Student loan net yield	7.19	7.02	7.23	6.84
Student loan cost of funds	(5.58)	(5.27)	(5.57)	(5.05)

Student loan spread, before Interim ABCP Facility fees(1)(2)	1.61	1.75	1.66	1.79
Interim ABCP Facility fees(2)	(.05)	—	(.03)	—

Student loan spread(1)	1.56%	1.75%	1.63%	1.79%

Average Balances
On-balance sheet student loans(1)	$101,871	$80,724	$99,382	$81,781

(1)	Excludes the impact of the Wholesale Consolidation Loan portfolio on the student loan spread and average balances for the three and six months ended June 30, 2007.

(2)	The Interim ABCP Facility fees are the commitment and liquidity fees that related to a new financing facility in connection with the Merger. See “RECENT DEVELOPMENTS — Merger-Related Developments — Financing Considerations Related to the Transaction.”

Discussion of Student Loan Spread — Quarter-over-Quarter Fluctuations

We estimate the amount of Private Education Loan accrued interest in a period that is not reasonably expected to be collected in the future using a methodology consistent with the status-based migration analysis used for the allowance for Private Education Loans. We use this estimate to offset accrued interest in the current period through a charge to student loan interest income. As our provision for loan losses increased significantly in the second quarter of 2007, we had a similar rise in the estimate of uncollectible accrued interest receivable which reduced the student loan spread by approximately 9 basis points in the second quarter of 2007 as compared 3 basis points the second quarter of 2006.

The second quarter of 2006 spread includes $10 million or 5 basis points of income associated with non-recurring SAP that we accrued on PLUS loans as a result of program changes required by the Higher Education Reconciliation Act of 2005 (“Reconciliation Legislation”).

In addition to the reduction in Floor Income, slight increases in premium amortization and Borrower Benefits expense also contributed to the decline in the spread from the second quarter of 2006.

The student loan spread analysis above also excludes the impact of our Wholesale Consolidation Loan portfolio, which had an average balance of $7.0 billion for three months ended June 30, 2007. Had the impact of the Wholesale Consolidation Loan volume been included in the student loan spread analysis, it would have reduced the spread by approximately 10 basis points for the three months ended June 30, 2007. As of June 30, 2007, Wholesale Consolidation Loans totaled $7.5 billion, or 11 percent of our total on-balance sheet FFELP Consolidation Loan portfolio.

FEDERAL AND STATE TAXES

The Company is subject to federal and state income taxes. Our effective tax rate for the three months ended June 30, 2007 was 10 percent versus 35 percent for the three months ended June 30, 2006 and for the six months ended June 30, 2007 was 28 percent versus 37 percent for the six months ended June 30, 2006. The effective tax rate reflects the permanent impact of the exclusion of the gains or losses on equity forward contracts recognized under SFAS No. 150.

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

“Core Earnings” are the primary financial performance measures used by management to develop the Company’s financial plans, track results, and establish corporate performance targets and incentive compensation. While “Core Earnings” are not a substitute for reported results under GAAP, the Company relies on “Core Earnings” in operating its business because “Core Earnings” permit management to make meaningful period-to-period comparisons of the operational and performance indicators that are most closely assessed by management. Management believes this information provides additional insight into the financial performance of the core business activities of our operating segments. Accordingly, the tables presented below reflect “Core Earnings” which is reviewed and utilized by management to manage the business for each of the Company’s reportable segments. A further discussion regarding “Core Earnings” is included under “Limitations of ‘Core Earnings’ “ and “Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment.”

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

	Three Months Ended
	June 30, 2007
			Corporate
	Lending	DMO	and Other

Interest income:
FFELP Stafford and Other Student Loans	$719	$—	$—
FFELP Consolidation Loans	1,391	—	—
Private Education Loans	692	—	—
Other loans	27	—	—
Cash and investments	182	—	7

Total interest income	3,011	—	7
Total interest expense	2,371	7	5

Net interest income	640	(7)	2
Less: provisions for loan losses	247	—	—

Net interest income after provisions for loan losses	393	(7)	2
Fee income	—	80	30
Collections revenue	—	77	—
Other income	59	—	49

Total other income	59	157	79
Operating expenses(1)	182	96	104

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	270	54	(23)
Income tax expense (benefit)(2)	100	20	(9)
Minority interest in net earnings of subsidiaries	—	1	—

“Core Earnings” net income (loss)	$170	$33	$(14)

(1)	Operating expenses for the Lending, DMO, and Corporate and Other business segments include $13 million, $4 million, and $6 million, respectively, of stock option compensation expense.

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Three Months Ended
	June 30, 2006
			Corporate
	Lending	DMO	and Other

Interest income:
FFELP Stafford and Other Student Loans	$719	$—	$—
FFELP Consolidation Loans	1,114	—	—
Private Education Loans	485	—	—
Other loans	24	—	—
Cash and investments	170	—	1

Total interest income	2,512	—	1
Total interest expense	1,904	5	1

Net interest income	608	(5)	—
Less: provisions for loan losses	60	—	—

Net interest income after provisions for loan losses	548	(5)	—
Fee income	—	90	33
Collections revenue	—	67	—
Other income	51	—	24

Total other income	51	157	57
Operating expenses(1)	163	85	50

Income before income taxes and minority interest in net earnings of subsidiaries	436	67	7
Income tax expense(2)	161	26	2
Minority interest in net earnings of subsidiaries	—	1	—

“Core Earnings” net income	$275	$40	$5

(1)	Operating expenses for the Lending, DMO, and Corporate and Other business segments include $8 million, $2 million, and $4 million, respectively, of stock option compensation expense.

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended
	June 30, 2007
			Corporate
	Lending	DMO	and Other

Interest income:
FFELP Stafford and Other Student Loans	$1,414	$—	$—
FFELP Consolidation Loans	2,722	—	—
Private Education Loans	1,350	—	—
Other loans	54	—	—
Cash and investments	345	—	9

Total interest income	5,885	—	9
Total interest expense	4,592	13	11

Net interest income	1,293	(13)	(2)
Less: provisions for loan losses	444	—	1

Net interest income after provisions for loan losses	849	(13)	(3)
Fee income	—	166	70
Collections revenue	—	143	—
Other income	104	—	100

Total other income	104	309	170
Operating expenses(1)	353	190	172

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	600	106	(5)
Income tax expense (benefit)(2)	222	39	(2)
Minority interest in net earnings of subsidiaries	—	2	—

“Core Earnings” net income (loss)	$378	$65	$(3)

(1)	Operating expenses for the Lending, DMO, and Corporate and Other business segments include $22 million, $7 million, and $10 million, respectively, of stock option compensation expense.

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Six Months Ended
	June 30, 2006
			Corporate
	Lending	DMO	and Other

Interest income:
FFELP Stafford and Other Student Loans	$1,369	$—	$—
FFELP Consolidation Loans	2,142	—	—
Private Education Loans	914	—	—
Other loans	47	—	—
Cash and investments	300	—	2

Total interest income	4,772	—	2
Total interest expense	3,562	11	3

Net interest income	1,210	(11)	(1)
Less: provisions for loan losses	135	—	—

Net interest income after provisions for loan losses	1,075	(11)	(1)
Fee income	—	182	60
Collections revenue	—	124	—
Other income	92	—	55

Total other income	92	306	115
Operating expenses(1)	324	175	109

Income before income taxes and minority interest in net earnings of subsidiaries	843	120	5
Income tax expense(2)	312	44	2
Minority interest in net earnings of subsidiaries	—	3	—

“Core Earnings” net income	$531	$73	$3

(1)	Operating expenses for the Lending, DMO, and Corporate and Other business segments include $18 million, $5 million, and $9 million, respectively, of stock option compensation expense.

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

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

	Three Months Ended June 30,
	2007			2006
			Corporate			Corporate
	Lending	DMO	and Other	Lending	DMO	and Other
“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting	$(15)	$—	$—	$502	$—	$—
Net impact of derivative accounting	46	—	796	126	—	39
Net impact of Floor Income	(39)	—	—	(52)	—	—
Amortization of acquired intangibles	(5)	(5)	(7)	(13)	(4)	(1)

Total “Core Earnings” adjustments to GAAP	$(13)	$(5)	$789	$563	$(4)	$38

	Six Months Ended June 30,
	2007			2006
			Corporate			Corporate
	Lending	DMO	and Other	Lending	DMO	and Other
“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting	$406	$—	$—	$440	$—	$—
Net impact of derivative accounting	126	—	384	209	—	(83)
Net impact of Floor Income	(78)	—	—	(105)	—	—
Amortization of acquired intangibles	(18)	(9)	(13)	(22)	(8)	(2)

Total “Core Earnings” adjustments to GAAP	$436	$(9)	$371	$522	$(8)	$(85)

1) Securitization:  Under GAAP, certain securitization transactions in our Lending operating segment are accounted for as sales of assets. Under the Company’s “Core Earnings” presentation for the Lending operating segment, we present all securitization transactions on a “Core Earnings” basis as long-term non-

recourse financings. The upfront “gains” on sale from securitization transactions as well as ongoing “servicing and securitization revenue” presented in accordance with GAAP are excluded from “Core Earnings” net income and replaced by the interest income, provisions for loan losses, and interest expense as they are earned or incurred on the securitization loans. We also exclude transactions with our off-balance sheet trusts from “Core Earnings” net income as they are considered intercompany transactions on a “Core Earnings” basis.

The following table summarizes the securitization adjustments in our Lending operating segment for the three and six months ended June 30, 2007 and 2006.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2007	2006	2007	2006
“Core Earnings” securitization adjustments:
Net interest income on securitized loans, after provisions for loan losses	$(118)	$(242)	$(286)	$(430)
Gains on student loan securitizations	—	671	367	701
Servicing and securitization revenue	133	83	385	182
Intercompany transactions with off-balance sheet trusts	(30)	(10)	(60)	(13)

Total “Core Earnings” securitization adjustments	$(15)	$502	$406	$440

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

The table below quantifies the adjustments for derivative accounting under SFAS No. 133 on our net income for the three and six months ended June 30, 2007 and 2006 when compared with the accounting principles employed in all years prior to the SFAS No. 133 implementation.

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$822	$123	$465	$36
Less: Realized losses on derivative and hedging activities, net(1)	20	41	45	89

Unrealized gains (losses) on derivative and hedging activities, net(1)	842	164	510	125
Other pre-SFAS No. 133 accounting adjustments	—	1	—	1

Total net impact of SFAS No. 133 derivative accounting	$842	$165	$510	$126

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of both the realized and unrealized losses on derivative and hedging activities.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

SFAS No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. The table below summarizes the realized losses on derivative and hedging activities, and where they are reclassified to on a “Core Earnings” basis for the three and six months ended June 30, 2007 and 2006.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Reclassification of realized losses on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(9)	$(12)	$(16)	$(33)
Net settlement expense on interest rate swaps reclassified to net interest income	(11)	(29)	(29)	(56)

Total reclassifications of realized losses on derivative and hedging activities	(20)	(41)	(45)	(89)
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	842	164	510	125

Gains (losses) on derivative and hedging activities, net	$822	$123	$465	$36

(1)	“Unrealized gains (losses) on derivative and hedging activities, net” is comprised of the following unrealized mark-to-market gains (losses):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Floor Income Contracts	$81	$88	$86	$232

Equity forward contracts	796	39	384	(83)

Basis swaps	(38)	14	22	(68)

Other	3	23	18	44

Total unrealized gains (losses) on derivative and hedging activities, net	$842	$164	$510	$125

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

The following table summarizes the Floor Income adjustments in our Lending operating segment for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

“Core Earnings” Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$—	$—	$—	$—
Amortization of net premiums on Floor Income Contracts and futures in net interest income	(39)	(52)	(78)	(105)

Total “Core Earnings” Floor Income adjustments	$(39)	$(52)	$(78)	$(105)

4) Acquired Intangibles:  We exclude goodwill and intangible impairment and amortization of acquired intangibles. These amounts totaled $17 million and $18 million, respectively, for the three months ended June 30, 2007 and 2006, and $40 million and $32 million, respectively, for the six months ended June 30, 2007 and 2006, respectively. In the first quarter of 2007, we recognized an intangible impairment of $9 million due to changes in projected interest rates and to changes that restrict the loans on which the Company is entitled to earn a 9.5 percent yield (Special Allowance Payment (“SAP”) loans).

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

The following table summarizes the “Core Earnings” results of operations for our Lending business segment.

	Three Months			Six Months
	Ended		% Increase	Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
			2007 vs.			2007 vs.
	2007	2006	2006	2007	2006	2006

“Core Earnings” interest income:
FFELP Stafford and Other Student Loans	$719	$719	—%	$1,414	$1,369	3%
FFELP Consolidation Loans	1,391	1,114	25	2,722	2,142	27
Private Education Loans	692	485	43	1,350	914	48
Other loans	27	24	13	54	47	15
Cash and investments	182	170	7	345	300	15

Total “Core Earnings” interest income	3,011	2,512	20	5,885	4,772	23
Total “Core Earnings” interest expense	2,371	1,904	25	4,592	3,562	29

Net “Core Earnings” interest income	640	608	5	1,293	1,210	7
Less: provisions for loan losses	247	60	312	444	135	229

Net “Core Earnings” interest income after provisions for loan losses	393	548	(28)	849	1,075	(21)
Other income	59	51	16	104	92	13
Operating expenses	182	163	12	353	324	9

Income before income taxes and minority interest in net earnings of subsidiaries	270	436	(38)	600	843	(29)
Income tax expense	100	161	(38)	222	312	(29)

“Core Earnings” net income	$170	$275	(38)%	$378	$531	(29)%

Summary of our Managed Student Loan Portfolio

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

Ending Balances, net

	June 30, 2007
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet:
In-school	$12,173	$—	$12,173	$4,463	$16,636
Grace and repayment	18,547	66,891	85,438	7,366	92,804

Total on-balance sheet, gross	30,720	66,891	97,611	11,829	109,440
On-balance sheet unamortized premium/(discount)	794	1,231	2,025	(387)	1,638
On-balance sheet allowance for losses	(11)	(13)	(24)	(428)	(452)

Total on-balance sheet, net	31,503	68,109	99,612	11,014	110,626

Off-balance sheet:
In-school	1,328	—	1,328	3,694	5,022
Grace and repayment	9,849	16,682	26,531	10,879	37,410

Total off-balance sheet, gross	11,177	16,682	27,859	14,573	42,432
Off-balance sheet unamortized premium/(discount)	193	488	681	(342)	339
Off-balance sheet allowance for losses	(8)	(3)	(11)	(183)	(194)

Total off-balance sheet, net	11,362	17,167	28,529	14,048	42,577

Total Managed	$42,865	$85,276	$128,141	$25,062	$153,203

% of on-balance sheet FFELP	32%	68%	100%
% of Managed FFELP	33%	67%	100%
% of total	28%	56%	84%	16%	100%

	December 31, 2006
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet:
In-school	$9,745	$—	$9,745	$4,353	$14,098
Grace and repayment	14,530	60,348	74,878	6,075	80,953

Total on-balance sheet, gross	24,275	60,348	84,623	10,428	95,051
On-balance sheet unamortized premium/(discount)	575	988	1,563	(365)	1,198
On-balance sheet allowance for losses	(9)	(12)	(21)	(308)	(329)

Total on-balance sheet, net	24,841	61,324	86,165	9,755	95,920

Off-balance sheet:
In-school	2,047	—	2,047	3,892	5,939
Grace and repayment	12,747	17,817	30,564	9,330	39,894

Total off-balance sheet, gross	14,794	17,817	32,611	13,222	45,833
Off-balance sheet unamortized premium/(discount)	244	497	741	(303)	438
Off-balance sheet allowance for losses	(10)	(3)	(13)	(86)	(99)

Total off-balance sheet, net	15,028	18,311	33,339	12,833	46,172

Total Managed	$39,869	$79,635	$119,504	$22,588	$142,092

% of on-balance sheet FFELP	29%	71%	100%
% of Managed FFELP	33%	67%	100%
% of total	28%	56%	84%	16%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Average Balances:

	Three Months Ended June 30, 2007
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet	$30,794	$67,154	$97,948	$10,917	$108,865
Off-balance sheet	11,852	17,356	29,208	14,224	43,432

Total Managed	$42,646	$84,510	$127,156	$25,141	$152,297

% of on-balance sheet FFELP	31%	69%	100%
% of Managed FFELP	34%	66%	100%
% of Total	28%	55%	83%	17%	100%

	Three Months Ended June 30, 2006
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet	$20,562	$52,201	$72,763	$7,961	$80,724
Off-balance sheet	22,065	14,881	36,946	10,770	47,716

Total Managed	$42,627	$67,082	$109,709	$18,731	$128,440

% of on-balance sheet FFELP	28%	72%	100%
% of Managed FFELP	39%	61%	100%
% of Total	33%	52%	85%	15%	100%

	Six Months Ended June 30, 2007
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet	$28,851	$65,218	$94,069	$11,134	$105,203
Off-balance sheet	12,880	17,687	30,567	13,477	44,044

Total Managed	$41,731	$82,905	$124,636	$24,611	$149,247

% of on-balance sheet FFELP	31%	69%	100%
% of Managed FFELP	33%	67%	100%
% of Total	28%	56%	84%	16%	100%

	Six Months Ended June 30, 2006
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet	$20,045	$53,251	$73,296	$8,485	$81,781
Off-balance sheet	21,926	13,267	35,193	9,716	44,909

Total Managed	$41,971	$66,518	$108,489	$18,201	$126,690

% of on-balance sheet FFELP	27%	73%	100%
% of Managed FFELP	39%	61%	100%
% of Total	33%	53%	86%	14%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Student Loan Spread Analysis — “Core Earnings” Basis

The following table analyzes the earnings from our portfolio of Managed student loans on a “Core Earnings” basis (see “BUSINESS SEGMENTS — Pre-tax Differences between ‘Core Earnings’ and GAAP”). The “Core Earnings” Basis Student Loan Spread Analysis presentation and certain components used in the calculation differ from the On-Balance Sheet Student Loan Spread Analysis presentation. The “Core Earnings” basis presentation, when compared to our on-balance sheet presentation, is different in that it:

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

As discussed above, these differences result in the “Core Earnings” basis student loan spread not being a GAAP-basis presentation. Management relies on this measure to manage our Lending business segment. Specifically, management uses the “Core Earnings” basis student loan spread to evaluate the overall economic effect that certain factors have on our student loans either on-balance sheet or off-balance sheet. These factors include the overall mix of student loans in our portfolio, acquisition costs, Borrower Benefits program costs, Floor Income and funding and hedging costs. Management believes that it is important to evaluate all of these factors on a Managed Basis to gain additional information about the economic effect of these factors on our student loans under management. Management believes that this additional information assists us in making strategic decisions about the Company’s business model for the Lending business segment, including among other factors, how we acquire or originate student loans, how we fund acquisitions and originations, what Borrower Benefits we offer and what type of loans we purchase or originate. While management believes that the “Core Earnings” basis student loan spread is an important tool for evaluating the Company’s performance for the reasons described above, it is subject to certain general and specific limitations that investors should carefully consider. See “BUSINESS SEGMENTS — Limitations of ‘Core Earnings.’” One specific limitation is that the “Core Earnings” basis student loan spread includes the spread on loans that we have sold to securitization trusts.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

“Core Earnings” basis student loan yield	8.30%	8.04%	8.30%	7.82%
Consolidation Loan Rebate Fees	(.55)	(.54)	(.56)	(.54)
Borrower Benefits	(.12)	(.07)	(.11)	(.07)
Premium and discount amortization	(.17)	(.19)	(.16)	(.17)

“Core Earnings” basis student loan net yield	7.46	7.24	7.47	7.04
“Core Earnings” basis student loan cost of funds	(5.67)	(5.38)	(5.67)	(5.18)

“Core Earnings” basis student loan spread, before Interim ABCP Facility fees(1)(2)	1.79	1.86	1.80	1.86
Interim ABCP Facility fees(2)	(.04)	—	(.02)	—

“Core Earnings” basis student loan spread(1)	1.75%	1.86%	1.78%	1.86%

Average Balances
On-balance sheet student loans(1)	$101,871	$80,724	$99,382	$81,781
Off-balance sheet student loans	43,432	47,716	44,044	44,909

Managed student loans	$145,303	$128,440	$143,426	$126,690

(1)	Excludes the impact of the Wholesale Consolidation Loan portfolio on the student loan spread and average balances for the three and six months ended June 30, 2007.

(2)	The Interim ABCP Facility fees are the commitment and liquidity fees that related to a new financing facility in connection with the Merger. See “RECENT DEVELOPMENTS — Merger-Related Developments — Financing Considerations Related to the Transaction.”

Discussion of “Core Earnings” Basis Student Loan Spread — Quarter-over-Quarter Fluctuations

The student loan spread benefited from the increase of higher yielding Private Education Loans in the overall mix of the portfolio from the second quarter of 2006 to the second quarter of 2007, but this was offset by the items discussed below.

We estimate the amount of Private Education Loan accrued interest in a period that is not reasonably expected to be collected in the future using a methodology consistent with the status-based migration analysis used for the allowance for Private Education Loans. We use this estimate to offset accrued interest in the current period through a charge to student loan interest income. As our provisions for loan losses increased significantly in the first and second quarters of 2007, we had a similar rise in the estimate of uncollectible accrued interest receivable which reduced the student loan spread by approximately 7 basis points in the second quarter of 2007 as compared to 2 basis points the second quarter of 2006.

The second quarter 2006 spread includes $18 million or 6 basis points of income associated with non-recurring SAP that we accrued on PLUS loans as a result of program changes required by the Higher Education Reconciliation Act of 2005.

In the first half of 2006, a significant amount of FFELP Consolidation Loans were consolidated away by third parties who used the Direct Loan Program as a pass-through entity, a practice which was restricted by The Higher Education Reconciliation Act as of July 1, 2006. This unanticipated loss of FFELP Consolidation loans impacted the spread through a write-off of associated unamortized premiums (increasing premium amortization expense) and a write-off of accrued Borrower Benefits (decreasing Borrower Benefits expense) in the period.

As discussed under “Student Loans — Student Loan Spread — Wholesale Consolidation Loans,” the “Core Earnings” basis student loan spread analysis above also excludes the impact of our Wholesale Consolidation Loan portfolio, which had an average balance of $7.0 billion for the second quarter of 2007. Had the impact of the Wholesale Consolidation Loan volume been included in the “Core Earnings” basis student loan spread analysis, it would have reduced the spread by approximately 8 basis points for the second quarter of 2007. As of June 30, 2007, Wholesale Consolidation Loans totaled $7.5 billion, or 9 percent of our total Managed FFELP Consolidation Loan portfolio.

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

The following table reflects the “Core Earnings” basis student loan spreads by product, excluding the effect of non-recurring items and the impact of the Interim ABCP Facility fees on the second quarter of 2007. See “RECENT DEVELOPMENTS — Merger-Related Developments — Financing Considerations Related to the Transaction.” The table also excludes the effect of Wholesale Consolidation Loans as discussed above.

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

FFELP Loan Spreads (“Core Earnings” Basis), before Interim ABCP Facility Fees:
Stafford	1.12%	1.31%	1.18%	1.36%
Consolidation	1.04	1.19	1.04	1.22

FFELP Loan Spread (“Core Earnings” Basis), before Interim ABCP Facility Fees	1.06	1.24	1.09	1.28
Private Education Loan Spreads (“Core Earnings” Basis), before Interim ABCP Facility Fees:
Before provision	5.26%	5.07%	5.27%	4.97%
After provision	1.53	3.90	1.81	3.62

Stafford Loan spreads have declined on a year-over-year basis as a result of a number of factors. The second quarter of 2007 had a higher proportion of Stafford loans in interim status, which carries the 0.60 percent lower SAP spread, as compared to the second quarter of 2006. Stafford loan spreads have also declined as a result of increased premium costs associated with absorbing the origination fees and guarantor fees on behalf of the borrowers. Another factor impacting the Stafford loan spreads is the increase in Borrower Benefits expense on a year-over-year basis. In the second quarter of 2006, there was a significant influx of consolidation applications resulting from the pending interest rate resets. We accrued a net write-off to our Borrower Benefits liability for loans whose consolidation applications had been processed or received by June 30, 2006 resulting in reductions to Borrower Benefits expense in the second quarter of 2006.

FFELP Consolidation Loan spreads were negatively impacted year-over-year primarily from the lower amortization associated with the maturing of existing Floor Income Contracts.

The increase in Private Education Loan spreads before provision from the second quarter of 2006 to the second quarter of 2007 was driven by widening margins associated with our various product offerings partially offset by the increase in the estimate of uncollectible accrued interest. The decrease in the spread after provision was due to the increase in the provision associated with our allowance for Private Education Loan Losses as discussed below in “Private Education Loans — Allowance for Private Education Loan Losses.”

Floor Income — Managed Basis

The following table analyzes the ability of the FFELP student loans in our Managed student loan portfolio to earn Floor Income after June 30, 2007 and 2006.

	June 30, 2007			June 30, 2006
	Fixed	Variable		Fixed	Variable
	Borrower	Borrower		Borrower	Borrower
(Dollars in billions)	Rate	Rate	Total	Rate	Rate	Total

Student loans eligible to earn Floor Income:
On-balance sheet student loans	$78.0	$19.3	$97.3	$52.5	$19.7	$72.2
Off-balance sheet student loans	16.5	11.1	27.6	14.7	19.8	34.5

Managed student loans eligible to earn Floor Income	94.5	30.4	124.9	67.2	39.5	106.7
Less: notional amount of Floor Income Contracts	(14.6)	—	(14.6)	(24.5)	—	(24.5)

Net Managed student loans eligible to earn Floor Income	$79.9	$30.4	$110.3	$42.7	$39.5	$82.2

Net Managed student loans earning Floor Income	$4.0	$3.2	$7.2	$—	$—	$—

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

	July 1, 2007 to
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

When Private Education Loans in our securitized trusts that settled before September 30, 2005, become 180 days delinquent, we typically exercise our contingent call option to repurchase these loans at par value out of the trust and record a loss for the difference in the par value paid and the fair market value of the loan at the time of purchase. If these loans reach the 212-day delinquency, a charge-off for the remaining balance of the loan is triggered. On a Managed Basis, the losses recorded under GAAP for loans repurchased at day 180 are reversed and the full amount is charged off in the month in which the loan is 212 days delinquent. We do not hold the contingent call option for all trusts settled after September 30, 2005 and as such, the loans are charged off in these trusts.

Activity in the Allowance for Private Education Loan Losses

The provision for student loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of Private Education Loans.

The following table summarizes changes in the allowance for Private Education Loan losses for the three and six months ended June 30, 2007 and 2006.

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007	2006

Allowance at beginning of period	$369	$232	$116	$91	$485	$323
Provision for Private Education Loan losses	139	62	95	(7)	234	55
Charge-offs	(88)	(36)	(28)	(4)	(116)	(40)
Recoveries	8	6	—	—	8	6

Net charge-offs	(80)	(30)	(28)	(4)	(108)	(34)

Balance before securitization of Private Education Loans	428	264	183	80	611	344
Reduction for securitization of Private Education Loans	—	(12)	—	12	—	—

Allowance at end of period	$428	$252	$183	$92	$611	$344

Net charge-offs as a percentage of average loans in repayment (annualized)	6.19%	3.13%	1.53%	.32%	3.50%	1.52%
Allowance as a percentage of the ending total loan balance	3.74%	3.55%	1.29%	.75%	2.38%	1.78%
Allowance as a percentage of ending loans in repayment	7.79%	6.66%	2.50%	1.61%	4.76%	3.62%
Average coverage of net charge-offs (annualized)	1.33	2.09	1.69	5.63	1.42	2.52
Average total loans	$10,917	$7,961	$14,224	$10,770	$25,141	$18,731
Ending total loans	$11,442	$7,085	$14,231	$12,282	$25,673	$19,367
Average loans in repayment	$5,182	$3,838	$7,091	$5,163	$12,273	$9,001
Ending loans in repayment	$5,496	$3,777	$7,344	$5,731	$12,840	$9,508

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007	2006

Allowance at beginning of period	$308	$204	$86	$78	$394	$282
Provision for Private Education Loan losses	281	116	141	6	422	122
Charge-offs	(170)	(69)	(50)	(4)	(220)	(73)
Recoveries	15	13	—	—	15	13

Net charge-offs	(155)	(56)	(50)	(4)	(205)	(60)

Balance before securitization of Private Education Loans	434	264	177	80	611	344
Reduction for securitization of Private Education Loans	(6)	(12)	6	12	—	—

Allowance at end of period	$428	$252	$183	$92	$611	$344

Net charge-offs as a percentage of average loans in repayment (annualized)	6.04%	3.05%	1.42%	.16%	3.37%	1.37%
Allowance as a percentage of the ending total loan balance	3.74%	3.55%	1.29%	.75%	2.38%	1.78%
Allowance as a percentage of ending loans in repayment	7.79%	6.66%	2.50%	1.61%	4.76%	3.62%
Average coverage of net charge-offs (annualized)	1.37	2.22	1.83	11.01	1.48	2.82
Average total loans	$11,134	$8,485	$13,477	$9,716	$24,611	$18,201
Ending total loans	$11,442	$7,085	$14,231	$12,282	$25,673	$19,367
Average loans in repayment	$5,174	$3,720	$7,067	$5,191	$12,241	$8,911
Ending loans in repayment	$5,496	$3,777	$7,344	$5,731	$12,840	$9,508

Toward the end of 2006 and through mid-2007, we experienced lower pre-default collections resulting in increased levels of charge-off activity in our Private Education Loan portfolio. As the portfolio seasons and due to shifts in its mix and certain economic factors, we expected and have seen charge-off rates increase from the historically low levels experienced in the prior years. However, the large increase in the first half of 2007 is significantly impacted by additional factors. Among these factors, in the third and fourth quarters of 2006, we encountered a number of operational challenges at our DMO in performing pre-default collections on our Private Education Loan portfolio. In August 2006, we announced that we intended to relocate responsibility for certain Private Education Loan collections from our Nevada call center to a new call center in Indiana. This transfer presented us with unexpected operational challenges that resulted in lower collections that have negatively impacted the Private Education Loan portfolio. In addition, in late 2006 the DMO also revised certain procedures, including its use of forbearance, to better optimize our long-term collection strategies. These developments have resulted in increased later stage delinquency levels and associated higher charge-offs in the first half of 2007.

Management has been aggressively remediating these issues beginning with actions in late 2006 and early 2007, such as transferring experienced collection personnel to the new call center and conducting extensive training and monitoring. Beginning late in the second quarter and into the early third quarter of 2007, DMO has also instituted more precise analytic collection strategies and new systematic enhancements to better manage the volume, seasoning and shift in the portfolio mix. Because charge-offs are generally reflective of the collection performance of six or seven months prior to the 212-day charge-off event, the effect of all of these actions will not be fully realized until 2008. Due to the remedial actions in place, we anticipate the negative trends caused by the operational-related issues will steadily improve over the remainder of 2007 and the first half of 2008.

The anticipated level of elevated delinquency and net charge-offs beyond June 30, 2007 discussed above is reflected in the higher level of provisioning for the quarter. Through our status-based allowance methodology, the provision is directly correlated to both the current level of delinquency in the portfolio and the expected rate of charge-off associated with each repayment status category. The gross charge-off rates are reduced by the expected life-of-loan recoveries anticipated on the charged-off portfolio to arrive at a net charge-off expectation. The provision for the quarter includes an update to our projected default rates reflecting an increased gross charge-off expectation somewhat offset by an increase in expected life-of-loan recoveries. For the quarter ended June 30, 2007, the net effect of these changes in estimates included in provision expense above is $146 million on a Managed Basis and $58 million for on-balance sheet.

Delinquencies

The tables below present our Private Education Loan delinquency trends as of June 30, 2007 and 2006. Delinquencies have the potential to adversely impact earnings through increased servicing and collection costs in the event the delinquent accounts charge off.

	On-Balance Sheet Private Education
	Loan Delinquencies
	June 30,		June 30,
	2007		2006
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$5,789		$3,305
Loans in forbearance(2)	544		299
Loans in repayment and percentage of each status:
Loans current	4,873	88.7%	3,353	88.8%
Loans delinquent 31-60 days(3)	243	4.4	176	4.7
Loans delinquent 61-90 days(3)	131	2.4	100	2.6
Loans delinquent greater than 90 days(3)	249	4.5	148	3.9

Total Private Education Loans in repayment	5,496	100%	3,777	100%

Total Private Education Loans, gross	11,829		7,381
Private Education Loan unamortized discount	(387)		(296)

Total Private Education Loans	11,442		7,085
Private Education Loan allowance for losses	(428)		(252)

Private Education Loans, net	$11,014		$6,833

Percentage of Private Education Loans in repayment	46.5%		51.2%

Delinquencies as a percentage of Private Education Loans in repayment	11.3%		11.2%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet Private Education
	Loan Delinquencies
	June 30,		June 30,
	2007		2006
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$6,136		$6,074
Loans in forbearance(2)	1,093		751
Loans in repayment and percentage of each status:
Loans current	7,002	95.3%	5,483	95.7%
Loans delinquent 31-60 days(3)	196	2.7	151	2.6
Loans delinquent 61-90 days(3)	66	.9	50	.9
Loans delinquent greater than 90 days(3)	80	1.1	47	.8

Total Private Education Loans in repayment	7,344	100%	5,731	100%

Total Private Education Loans, gross	14,573		12,556
Private Education Loan unamortized discount	(342)		(274)

Total Private Education Loans	14,231		12,282
Private Education Loan allowance for losses	(183)		(92)

Private Education Loans, net	$14,048		$12,190

Percentage of Private Education Loans in repayment	50.4%		45.6%

Delinquencies as a percentage of Private Education Loans in repayment	4.7%		4.3%

	Managed Basis Private Education
	Loan Delinquencies
	June 30,		June 30,
	2007		2006
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$11,925		$9,379
Loans in forbearance(2)	1,637		1,050
Loans in repayment and percentage of each status:
Loans current	11,875	92.5%	8,836	92.9%
Loans delinquent 31-60 days(3)	439	3.4	327	3.4
Loans delinquent 61-90 days(3)	197	1.5	150	1.6
Loans delinquent greater than 90 days(3)	329	2.6	195	2.1

Total Private Education Loans in repayment	12,840	100%	9,508	100%

Total Private Education Loans, gross	26,402		19,937
Private Education Loan unamortized discount	(729)		(570)

Total Private Education Loans	25,673		19,367
Private Education Loan allowance for losses	(611)		(344)

Private Education Loans, net	$25,062		$19,023

Percentage of Private Education Loans in repayment	48.6%		47.7%

Delinquencies as a percentage of Private Education Loans in repayment	7.5%		7.1%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

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

Forbearance is used most heavily immediately after the loan enters repayment. As a result, forbearance levels are impacted by the timing of loans entering repayment and are generally at higher levels in the first quarter. As indicated in the tables below that show the composition and status of the Managed Private Education Loan portfolio by number of months aged from the first date of repayment, the percentage of loans in forbearance decreases the longer the loans have been in repayment. At June 30, 2007, loans in forbearance as a percentage of loans in repayment and forbearance are 14.0 percent for loans that have been in repayment one to twenty-four months. The percentage drops to 4.4 percent for loans that have been in repayment more than 48 months. Approximately 75 percent of our Managed Private Education Loans in forbearance have been in repayment less than 24 months. These borrowers are essentially extending their grace period as they transition to the workforce. Forbearance continues to be a positive collection tool for the Private Education Loans as we believe it can provide the borrower with sufficient time to obtain employment and income to support his or her obligation. We consider the potential impact of forbearance in the determination of the loan loss reserves.

The tables below show the composition and status of the Private Education Loan portfolio by number of months aged from the first date of repayment:

	Months Since Entering Repayment
				After
	1 to 24	25 to 48	More than	June 30,
June 30, 2007	Months	Months	48 Months	2007(1)	Total

Loans in-school/grace/deferment	$—	$—	$—	$11,925	$11,925
Loans in forbearance	1,229	305	103	—	1,637
Loans in repayment — current	7,002	2,813	2,060	—	11,875
Loans in repayment — delinquent 31-60 days	256	114	69	—	439
Loans in repayment — delinquent 61-90 days	121	49	27	—	197
Loans in repayment — delinquent greater than 90 days	166	105	58	—	329

Total	$8,774	$3,386	$2,317	$11,925	$26,402

Unamortized discount					(729)
Allowance for loan losses					(611)

Total Managed Private Education Loans, net					$25,062

Loans in forbearance as a percentage of loans in repayment and forbearance	14.0%	9.0%	4.4%	—%	11.3%

(1)	Includes all loans in-school/grace/deferment.

	Months Since Entering Repayment
				After
	1 to 24	25 to 48	More than	June 30,
June 30, 2006	Months	Months	48 Months	2006(1)	Total

Loans in-school/grace/deferment	$—	$—	$—	$9,379	$9,379
Loans in forbearance	776	194	80	—	1,050
Loans in repayment — current	5,184	2,024	1,628	—	8,836
Loans in repayment — delinquent 31-60 days	180	87	60	—	327
Loans in repayment — delinquent 61-90 days	90	37	23	—	150
Loans in repayment — delinquent greater than 90 days	101	60	34	—	195

Total	$6,331	$2,402	$1,825	$9,379	$19,937

Unamortized discount					(570)
Allowance for loan losses					(344)

Total Managed Private Education Loans, net					$19,023

Loans in forbearance as a percentage of loans in repayment and forbearance	12.3%	8.1%	4.4%	—%	9.9%

(1)	Includes all loans in-school/grace/deferment.

The table below stratifies the portfolio of loans in forbearance by the cumulative number of months the borrower has used forbearance as of the dates indicated. As detailed in the table below, 4 percent of loans currently in forbearance have deferred their loan repayment more than 24 months, which is 4 percent lower versus the year-ago quarter.

	June 30, 2007		June 30, 2006
	Forbearance	% of	Forbearance	% of
	Balance	Total	Balance	Total

Cumulative number of months borrower has used forbearance
Up to 12 months	$1,176	72%	$753	72%
13 to 24 months	395	24	214	20
25 to 36 months	51	3	57	5
More than 36 months	15	1	26	3

Total	$1,637	100%	$1,050	100%

Total Loan Net Charge-offs

The following tables summarize the net charge-offs for all loan types on both an on-balance sheet basis and a Managed Basis for the three and six months ended June 30, 2007 and 2006. The majority of Private Education Loan charge-offs occur on-balance sheet due to the contingent call feature in off-balance sheet securitization trusts that settled before September 30, 2005, which is discussed in more detail at “LENDING BUSINESS SEGMENT — Private Education Loans.”

Total on-balance sheet loan net charge-offs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Private Education Loans	$80	$30	$155	$56
FFELP Stafford and Other Student Loans	5	1	9	2
Mortgage and consumer loans	3	1	5	2

Total on-balance sheet loan net charge-offs	$88	$32	$169	$60

Total Managed loan net charge-offs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Private Education Loans	$108	$34	$205	$60
FFELP Stafford and Other Student Loans	9	1	17	2
Mortgage and consumer loans	3	1	5	2

Total Managed loan net charge-offs	$120	$36	$227	$64

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

Student Loan Premiums as a Percentage of Principal

The following table presents student loan premiums paid as a percentage of the principal balance of student loans acquired for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Volume	Rate	Volume	Rate	Volume	Rate	Volume	Rate

Student loan premiums paid:
Sallie Mae brands	$2,298	1.47%	$1,671	.77%	$6,896	1.43%	$4,975	.59%
Lender partners	3,382	2.96	4,225	1.64	5,759	2.93	7,817	1.80

Total Preferred Channel	5,680	2.36	5,896	1.39	12,655	2.11	12,792	1.33
Other purchases(1)	1,316	4.99	493	4.23	5,190	5.34	668	3.64

Total base purchases	6,996	2.85	6,389	1.61	17,845	3.05	13,460	1.45
Consolidation originations	485	3.09	853	3.37	1,187	2.61	1,750	2.66

Total	$7,481	2.87%	$7,242	1.82%	$19,032	3.02%	$15,210	1.58%

(1)	Primarily includes spot purchases (including Wholesale Consolidation Loans), other commitment clients, and subsidiary acquisitions.

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

The “Other purchases” category includes the acquisition of Wholesale Consolidation Loans which totaled $911 million at a rate of 5.67 percent for the three months ended June 30, 2007. At June 30, 2007, Wholesale Consolidation Loans totaled $7.5 billion.

We include in “Consolidation originations” the 50 basis point Consolidation Loan origination fee paid on each FFELP Stafford loan that we consolidate, including loans that are already in our portfolio. The consolidation originations premium paid percentage is calculated on only consolidation volume that is incremental to our portfolio. This percentage is largely driven by the mix of FFELP Stafford loans consolidated in this quarter.

Student Loan Acquisitions

The following tables summarize the components of our student loan acquisition activity for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended
	June 30, 2007
	FFELP	Private	Total

Preferred Channel	$4,338	$1,342	$5,680
Wholesale Consolidations	911	—	911
Other commitment clients	145	1	146
Spot purchases	259	—	259
Consolidations from third parties	430	55	485
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	1,562	138	1,700
Capitalized interest, premiums and discounts	525	92	617

Total on-balance sheet student loan acquisitions	8,170	1,628	9,798
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(1,562)	(138)	(1,700)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	128	173	301

Total Managed student loan acquisitions	$6,736	$1,663	$8,399

	Three Months Ended
	June 30, 2006
	FFELP	Private	Total

Preferred Channel	$4,380	$1,516	$5,896
Other commitment clients	88	1	89
Spot purchases	404	—	404
Consolidations from third parties	845	8	853
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	2,107	16	2,123
Capitalized interest, premiums and discounts	376	29	405

Total on-balance sheet student loan acquisitions	8,200	1,570	9,770
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(2,107)	(16)	(2,123)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	179	108	287

Total Managed student loan acquisitions	$6,272	$1,662	$7,934

	Six Months Ended
	June 30, 2007
	FFELP	Private	Total

Preferred Channel	$9,113	$3,542	$12,655
Wholesale Consolidations	3,987	—	3,987
Other commitment clients	194	4	198
Spot purchases	1,005	—	1,005
Consolidations from third parties	1,079	108	1,187
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	2,745	301	3,046
Capitalized interest, premiums and discounts	1,156	151	1,307

Total on-balance sheet student loan acquisitions	19,279	4,106	23,385
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(2,745)	(301)	(3,046)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	281	298	579

Total Managed student loan acquisitions	$16,815	$4,103	$20,918

	Six Months Ended
	June 30, 2006
	FFELP	Private	Total

Preferred Channel	$9,411	$3,381	$12,792
Other commitment clients	202	3	205
Spot purchases	463	—	463
Consolidations from third parties	1,741	9	1,750
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	3,436	16	3,452
Capitalized interest, premiums and discounts	722	52	774

Total on-balance sheet student loan acquisitions	15,975	3,461	19,436
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(3,436)	(16)	(3,452)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	324	177	501

Total Managed student loan acquisitions	$12,863	$3,622	$16,485

As shown in the above tables, off-balance sheet FFELP Stafford loans that consolidate with us become an on-balance sheet interest earning asset. This activity results in impairments of our Retained Interests in securitizations, but this is offset by an increase in on-balance sheet interest earning assets, for which we do not record an offsetting gain.

The following table includes on-balance sheet asset information for our Lending business segment.

	June 30,	December 31,
	2007	2006

FFELP Stafford and Other Student Loans, net	$31,503	$24,841
FFELP Consolidation Loans, net	68,109	61,324
Private Education Loans, net	11,014	9,755
Other loans, net	1,178	1,309
Investments(1)	8,644	8,175
Retained Interest in off-balance sheet securitized loans	3,448	3,341
Other(2)	6,089	4,859

Total assets	$129,985	$113,604

(1)	Investments include cash and cash equivalents, investments, restricted cash and investments, leveraged leases, and municipal bonds.

(2)	Other assets include accrued interest receivable, goodwill and acquired intangible assets and other non-interest earning assets.

Preferred Channel Originations

We originated $3.6 billion in student loan volume through our Preferred Channel in the quarter ended June 30, 2007 versus $3.2 billion in the quarter ended June 30, 2006.

For the quarter ended June 30, 2007, our internal lending brands grew 39 percent over the year-ago quarter, and comprised 68 percent of our Preferred Channel Originations, up from 55 percent in the year-ago quarter. Our internal lending brands combined with our other lender partners comprised 92 percent of our Preferred Channel Originations for the current quarter, versus 83 percent for the year-ago quarter; together these two segments of our Preferred Channel grew 27 percent over the year-ago quarter.

Our Managed loan acquisitions for the current quarter totaled $8.4 billion, an increase of 6 percent over the year-ago quarter. The following tables further break down our Preferred Channel Originations by type of loan and source.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Preferred Channel Originations — Type of Loan
Stafford	$2,125	$1,877	$6,725	$6,303
PLUS	204	229	1,124	1,231
GradPLUS	89	—	217	—

Total FFELP	2,418	2,106	8,066	7,534
Private Education Loans	1,175	1,070	3,538	3,255

Total	$3,593	$3,176	$11,604	$10,789

	Three Months Ended June 30,
			Increase		Six Months Ended June 30,
	2007	2006	(Decrease)		2007	2006	Increase (Decrease)
	FFELP	FFELP	$	%	FFELP	FFELP	$	%

FFELP Preferred Channel Originations — Source
Internal lending brands	$1,317	$900	$417	46%	$4,036	$2,855	$1,181	41%
Other lender partners	840	700	140	20	2,889	2,724	165	6

Total before JPMorgan Chase	2,157	1,600	557	35	6,925	5,579	1,346	24
JPMorgan Chase	261	506	(245)	(48)	1,141	1,955	(814)	(42)

Total	$2,418	$2,106	$312	15%	$8,066	$7,534	$532	7%

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase				Increase
	2007	2006	(Decrease)		2007	2006	(Decrease)
	Private	Private	$	%	Private	Private	$	%

Private Preferred Channel Originations — Source
Internal lending brands	$1,126	$857	$269	31%	$3,208	$2,457	$751	31%
Other lender partners	35	164	(129)	(79)	244	502	(258)	(51)

Total before JPMorgan Chase	1,161	1,021	140	14	3,452	2,959	493	17
JPMorgan Chase	14	49	(35)	(71)	86	296	(210)	(71)

Total	$1,175	$1,070	$105	10%	$3,538	$3,255	$283	9%

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase				Increase
	2007	2006	(Decrease)		2007	2006	(Decrease)
	Total	Total	$	%	Total	Total	$	%

Total Preferred Channel Originations — Source
Internal lending brands	$2,443	$1,757	$686	39%	$7,244	$5,312	$1,932	36%
Other lender partners	875	864	11	1	3,133	3,226	(93)	(3)

Total before JPMorgan Chase	3,318	2,621	697	27	10,377	8,538	1,839	22
JPMorgan Chase	275	555	(280)	(50)	1,227	2,251	(1,024)	(45)

Total	$3,593	$3,176	$417	13%	$11,604	$10,789	$815	8%

Student Loan Activity

The following tables summarize the activity in our on-balance sheet, off-balance sheet and Managed portfolios of FFELP student loans and Private Education Loans and highlight the effects of Consolidation Loan activity on our FFELP portfolios.

	On-Balance Sheet
	Three Months Ended June 30, 2007
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$28,562	$66,170	$94,732	$9,849	$104,581
Net consolidations:
Incremental consolidations from third parties	—	430	430	55	485
Consolidations to third parties	(673)	(212)	(885)	(8)	(893)

Net consolidations	(673)	218	(455)	47	(408)
Acquisitions	4,976	1,202	6,178	1,435	7,613

Net acquisitions	4,303	1,420	5,723	1,482	7,205

Internal consolidations	(1,166)	1,755	589	120	709
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(196)	(1,236)	(1,432)	(437)	(1,869)

Ending balance	$31,503	$68,109	$99,612	$11,014	$110,626

	Off-Balance Sheet
	Three Months Ended June 30, 2007
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$13,270	$17,758	$31,028	$14,352	$45,380
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(247)	(56)	(303)	(17)	(320)

Net consolidations	(247)	(56)	(303)	(17)	(320)
Acquisitions	79	49	128	173	301

Net acquisitions	(168)	(7)	(175)	156	(19)

Internal consolidations(2)	(405)	(184)	(589)	(120)	(709)
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(1,335)	(400)	(1,735)	(340)	(2,075)

Ending balance	$11,362	$17,167	$28,529	$14,048	$42,577

	Managed Portfolio
	Three Months Ended June 30, 2007
					Total
	FFELP	FFELP		Total Private	Managed
	Stafford and	Consolidation	Total	Education	Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$41,832	$83,928	$125,760	$24,201	$149,961
Net consolidations:
Incremental consolidations from third parties	—	430	430	55	485
Consolidations to third parties	(920)	(268)	(1,188)	(25)	(1,213)

Net consolidations	(920)	162	(758)	30	(728)
Acquisitions	5,055	1,251	6,306	1,608	7,914

Net acquisitions	4,135	1,413	5,548	1,638	7,186

Internal consolidations(2)	(1,571)	1,571	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(1,531)	(1,636)	(3,167)	(777)	(3,944)

Ending balance	$42,865	$85,276	$128,141	$25,062	$153,203

Total Managed Acquisitions(3)	$5,055	$1,681	$6,736	$1,663	$8,399

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or in our off-balance sheet securitization trusts that we consolidate.

(3)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Three Months Ended June 30, 2006
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$18,883	$53,451	$72,334	$9,311	$81,645
Net consolidations:
Incremental consolidations from third parties	—	845	845	8	853
Consolidations to third parties	(386)	(835)	(1,221)	(4)	(1,225)

Net consolidations	(386)	10	(376)	4	(372)
Acquisitions	4,821	426	5,247	1,547	6,794

Net acquisitions	4,435	436	4,871	1,551	6,422

Internal consolidations	(1,588)	3,474	1,886	20	1,906
Off-balance sheet securitizations	—	(2,532)	(2,532)	(3,729)	(6,261)
Repayments/claims/resales/other	(339)	(774)	(1,113)	(320)	(1,433)

Ending balance	$21,391	$54,055	$75,446	$6,833	$82,279

	Off-Balance Sheet
	Three Months Ended June 30, 2006
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$23,457	$13,211	$36,668	$8,557	$45,225
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(436)	(278)	(714)	(5)	(719)

Net consolidations	(436)	(278)	(714)	(5)	(719)
Acquisitions	120	60	180	107	287

Net acquisitions	(316)	(218)	(534)	102	(432)

Internal consolidations(2)	(1,711)	(175)	(1,886)	(20)	(1,906)
Off-balance sheet securitizations	—	2,532	2,532	3,729	6,261
Repayments/claims/resales/other	(895)	(210)	(1,105)	(178)	(1,283)

Ending balance	$20,535	$15,140	$35,675	$12,190	$47,865

	Managed Portfolio
	Three Months Ended June 30, 2006
					Total
	FFELP	FFELP		Total Private	Managed
	Stafford and	Consolidation	Total	Education	Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$42,340	$66,662	$109,002	$17,868	$126,870
Net consolidations:
Incremental consolidations from third parties	—	845	845	8	853
Consolidations to third parties	(822)	(1,113)	(1,935)	(9)	(1,944)

Net consolidations	(822)	(268)	(1,090)	(1)	(1,091)
Acquisitions	4,941	486	5,427	1,654	7,081

Net acquisitions	4,119	218	4,337	1,653	5,990

Internal consolidations(2)	(3,299)	3,299	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(1,234)	(984)	(2,218)	(498)	(2,716)

Ending balance	$41,926	$69,195	$111,121	$19,023	$130,144

Total Managed Acquisitions(3)	$4,941	$1,331	$6,272	$1,662	$7,934

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or in our off-balance sheet securitization trusts that we consolidate.

(3)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Six Months Ended June 30, 2007
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$24,841	$61,324	$86,165	$9,755	$95,920
Net consolidations:
Incremental consolidations from third parties	—	1,079	1,079	108	1,187
Consolidations to third parties	(1,280)	(445)	(1,725)	(17)	(1,742)

Net consolidations	(1,280)	634	(646)	91	(555)
Acquisitions	10,759	4,696	15,455	3,697	19,152

Net acquisitions	9,479	5,330	14,809	3,788	18,597

Internal consolidations	(2,141)	3,510	1,369	269	1,638
Off-balance sheet securitizations	—	—	—	(1,871)	(1,871)
Repayments/claims/resales/other	(676)	(2,055)	(2,731)	(927)	(3,658)

Ending balance	$31,503	$68,109	$99,612	$11,014	$110,626

	Off-Balance Sheet
	Six Months Ended June 30, 2007
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$15,028	$18,311	$33,339	$12,833	$46,172
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(620)	(127)	(747)	(36)	(783)

Net consolidations	(620)	(127)	(747)	(36)	(783)
Acquisitions	174	107	281	298	579

Net acquisitions	(446)	(20)	(466)	262	(204)

Internal consolidations(2)	(871)	(498)	(1,369)	(269)	(1,638)
Off-balance sheet securitizations	—	—	—	1,871	1,871
Repayments/claims/resales/other	(2,349)	(626)	(2,975)	(649)	(3,624)

Ending balance	$11,362	$17,167	$28,529	$14,048	$42,577

	Managed Portfolio
	Six Months Ended June 30, 2007
					Total
	FFELP	FFELP		Total Private	Managed
	Stafford and	Consolidation	Total	Education	Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$39,869	$79,635	$119,504	$22,588	$142,092
Net consolidations:
Incremental consolidations from third parties	—	1,079	1,079	108	1,187
Consolidations to third parties	(1,900)	(572)	(2,472)	(53)	(2,525)

Net consolidations	(1,900)	507	(1,393)	55	(1,338)
Acquisitions	10,933	4,803	15,736	3,995	19,731

Net acquisitions	9,033	5,310	14,343	4,050	18,393

Internal consolidations(2)	(3,012)	3,012	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(3,025)	(2,681)	(5,706)	(1,576)	(7,282)

Ending balance	$42,865	$85,276	$128,141	$25,062	$153,203

Total Managed Acquisitions(3)	$10,933	$5,882	$16,815	$4,103	$20,918

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or in our off-balance sheet securitization trusts that we consolidate.

(3)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Six Months Ended June 30, 2006
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$19,988	$54,859	$74,847	$7,757	$82,604
Net consolidations:
Incremental consolidations from third parties	—	1,741	1,741	9	1,750
Consolidations to third parties	(693)	(1,407)	(2,100)	(8)	(2,108)

Net consolidations	(693)	334	(359)	1	(358)
Acquisitions	10,095	701	10,796	3,439	14,235

Net acquisitions	9,402	1,035	10,437	3,440	13,877

Internal consolidations	(2,372)	5,097	2,725	20	2,745
Off-balance sheet securitizations	(5,034)	(5,571)	(10,605)	(3,729)	(14,334)
Repayments/claims/resales/other	(593)	(1,365)	(1,958)	(655)	(2,613)

Ending balance	$21,391	$54,055	$75,446	$6,833	$82,279

	Off-Balance Sheet
	Six Months Ended June 30, 2006
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$20,670	$10,575	$31,245	$8,680	$39,925
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(864)	(456)	(1,320)	(10)	(1,330)

Net consolidations	(864)	(456)	(1,320)	(10)	(1,330)
Acquisitions	208	118	326	174	500

Net acquisitions	(656)	(338)	(994)	164	(830)

Internal consolidations(2)	(2,452)	(273)	(2,725)	(20)	(2,745)
Off-balance sheet securitizations	5,034	5,571	10,605	3,729	14,334
Repayments/claims/resales/other	(2,061)	(395)	(2,456)	(363)	(2,819)

Ending balance	$20,535	$15,140	$35,675	$12,190	$47,865

	Managed Portfolio
	Six Months Ended June 30, 2006
					Total
	FFELP	FFELP		Total Private	Managed
	Stafford and	Consolidation	Total	Education	Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$40,658	$65,434	$106,092	$16,437	$122,529
Net consolidations:
Incremental consolidations from third parties	—	1,741	1,741	9	1,750
Consolidations to third parties	(1,557)	(1,863)	(3,420)	(18)	(3,438)

Net consolidations	(1,557)	(122)	(1,679)	(9)	(1,688)
Acquisitions	10,303	819	11,122	3,613	14,735

Net acquisitions	8,746	697	9,443	3,604	13,047

Internal consolidations(2)	(4,824)	4,824	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(2,654)	(1,760)	(4,414)	(1,018)	(5,432)

Ending balance	$41,926	$69,195	$111,121	$19,023	$130,144

Total Managed Acquisitions(3)	$10,303	$2,560	$12,863	$3,622	$16,485

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or in our off-balance sheet securitization trusts that we consolidate.

(3)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

The increase in consolidations to third parties in 2006 reflects FFELP lenders reconsolidating FFELP Consolidation Loans using the Direct Loan program as a pass-through entity, a practice which was restricted by The Higher Education Reconciliation Act of 2005, as of July 1, 2006.

During 2006, we introduced Private Education Consolidation Loans as a separate product line and in the first half of 2007, we added $55 million of net incremental volume of Private Education Consolidation Loans. This incremental volume is of higher credit quality than the volume that consolidated away from us. We expect this product line to continue to grow in the future and we will aggressively employ this and other tools to protect our portfolio against third-party consolidation of our Private Education Loans.

Other Income — Lending Business Segment

The following table summarizes the components of other income, net, for our Lending business segment for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Late fees	$32	$26	$67	$51
Gains on sales of mortgages and other loan fees	4	4	7	7
Gains on sales of student loans	19	2	19	2
Other	4	19	11	32

Total other income, net	$59	$51	$104	$92

In the second quarter of 2007, we sold $770 million of FFELP Stafford and Consolidation student loans, the majority of which were serviced by third parties. The decrease in the “Other” category versus the prior year is due to the shift of origination volume to Sallie Mae Bank. Previously, we earned servicing fees for originated loans on behalf of originating with third party lenders prior to their eventual sale to us. This revenue stream has been more than offset by capturing the earnings spread on the loans earlier.

Operating Expense — Lending Business Segment

The following table summarizes the components of operating expenses for our Lending business segment for the three and six months ended June 30, 2007 and 2006.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales and originations	$93	$79	$180	$163
Servicing and information technology	56	52	111	102
Corporate overhead	33	32	62	59

Total operating expenses	$182	$163	$353	$324

Operating expenses for our Lending business segment include costs incurred to service our Managed student loan portfolio and acquire student loans, as well as other general and administrative expenses. Operating expenses for the Lending business segment also include stock option compensation expense of $13 million and $8 million, respectively, for the three months ended June 30, 2007 and 2006, and $22 million and $18 million, respectively, for the six months ended June 30, 2007 and 2006.

DEBT MANAGEMENT OPERATIONS (“DMO”) BUSINESS SEGMENT

The following table includes the “Core Earnings” results of operations for our DMO business segment.

			% Increase			% Increase
	Three Months		(Decrease)	Six Months		(Decrease)
	Ended June 30,		2007 vs.	Ended June 30,		2007 vs.
	2007	2006	2006	2007	2006	2006

Fee income	$80	$90	(11)%	$166	$182	(9)%
Collections revenue	77	67	15	143	124	15

Total other income	157	157	—	309	306	1
Operating expenses	96	85	13	190	175	9
Net interest expense	7	5	40	13	11	18

Income before income taxes and minority interest in net earnings of subsidiaries	54	67	(19)	106	120	(12)
Income tax expense	20	26	(23)	39	44	(11)

Income before minority interest in net earnings of subsidiaries	34	41	(17)	67	76	(12)
Minority interest in net earnings of subsidiaries	1	1	—	2	3	(33)

“Core Earnings” net income	$33	$40	(18)%	$65	$73	(11)%

DMO Revenue by Product

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Purchased paper collections revenue	$77	$67	$143	$124
Contingency:
Student loans	62	69	130	139
Other	6	9	11	19

Total contingency	68	78	141	158
Other	12	12	25	24

Total	$157	$157	$309	$306

USA Funds(1)	$39	$46	$83	$92

% of total DMO revenue	25%	29%	27%	30%

(1)	United Student Aid Funds, Inc. (“USA Funds”)

The decrease in contingency fees versus the year-ago quarter is primarily due to the shift in collection strategy from loan consolidation to rehabilitating student loans. This shift was in response to a legislative change which reduced the rate earned from consolidating defaulted student loans. To qualify for a rehabilitation, borrowers must make nine consecutive payments. The first half of 2007 was also negatively impacted by lower performance in default prevention, which in turn, lowers the portfolio management fee on defaulted student loan collections. The increase in purchased paper collections revenue primarily reflects the increase in the carrying value of purchases.

Purchased Paper — Non-Mortgage

			Six Months
	Three Months Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Face value of purchases for the period	$1,064	$461	$2,140	$992
Purchase price for the period	121	41	223	75
% of face value purchased	11.4%	8.9%	10.4%	7.6%
Gross Cash Collections (“GCC”)	$124	$93	$239	$182
Collections revenue	59	54	115	103
% of GCC	48%	58%	48%	56%
Carrying value of purchases	$376	$152	$376	$152

The amount of face value of purchases in any quarter is a function of a combination of factors including the amount of receivables available for purchase in the marketplace, average age of each portfolio, the asset class of the receivables, and competition in the marketplace. As a result, the percentage of face value purchased will vary from quarter to quarter. The decrease in collections revenue as a percentage of GCC versus the prior year can primarily be attributed to the increase in new portfolio purchases in the second quarter of 2007. Typically, revenue recognition based on a portfolio’s effective interest rate is a lower percentage of cash collections in the early stages of servicing a portfolio.

Purchased Paper — Mortgage/Properties

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Face value of purchases for the period	$485	$191	$725	$323
Collections revenue	18	13	28	21
Collateral value of purchases	442	212	690	362
Purchase price for the period	329	160	524	273
% of collateral value	74%	76%	76%	76%
Carrying value of purchases	$930	$453	$930	$453

The purchase price for sub-performing and non-performing mortgage loans is generally determined as a percentage of the underlying collateral, but we also consider a number of additional factors when pricing mortgage loan portfolios to attain a targeted yield. Therefore, the purchase price as a percentage of collateral value can fluctuate depending on the mix of sub-performing versus non-performing mortgages in the portfolio, the projected timeline to resolution of loans in the portfolio and the level of private mortgage insurance associated with particular assets. The increase in the collateral value of purchases and the carrying value of purchases reflects the increase in the amount of loans purchased in the quarter.

Contingency Inventory

The following table presents the outstanding inventory of receivables that are currently being serviced through our DMO business.

	June 30,	December 31,
	2007	2006

Contingency:
Student loans	$8,739	$6,971
Other	1,590	1,667

Total	$10,329	$8,638

The $1.7 billion increase in this contingency inventory from December 31, 2006 is primarily due to higher placements of defaulted loans.

Operating Expenses — DMO Business Segment

Operating expenses for our DMO business segment totaled $96 million and $85 million, respectively, for the three months ended June 30, 2007 and 2006, and $190 million and $175 million, respectively, for the six months ended June 30, 2007 and 2006. The increase in operating expenses of $11 million or 13 percent versus the year-ago quarter was primarily due to increased expenses for outsourced collections and overall growth in the purchased paper business.

Operating expenses for the DMO business segment also include stock option compensation expense of $4 million and $2 million, respectively, for the three months ended June 30, 2007 and 2006, and $7 million and $5 million, respectively, for the six months ended June 30, 2007 and 2006.

At June 30, 2007 and December 31, 2006, the DMO business segment had total assets of $2.1 billion and $1.5 billion, respectively.

CORPORATE AND OTHER BUSINESS SEGMENT

The following table includes “Core Earnings” results of operations for our Corporate and Other business segment.

	Three Months		% Increase	Six Months		% Increase
	Ended		(Decrease)	Ended		(Decrease)
	June 30,		2007 vs.	June 30,		2007 vs.
	2007	2006	2006	2007	2006	2006

Total interest income	$7	$1	600%	$9	$2	350%
Total interest expense	5	1	400	11	3	267

Net interest income (loss)	2	—	100	(2)	(1)	(100)
Less: provisions for loan losses	—	—	—	1	—	100

Net interest income (loss) after provisions for loan losses	2	—	100	(3)	(1)	(200)
Fee income	30	33	(9)	70	60	17
Other income	49	24	104	100	55	82

Total revenue	79	57	39	170	115	48
Operating expenses	104	50	108	172	109	58

Income (loss) before income taxes	(23)	7	(429)	(5)	5	(200)
Income tax expense (benefit)	(9)	2	(550)	(2)	2	(200)

“Core Earnings” net income (loss)	$(14)	$5	(380)%	$(3)	$3	(200)%

Fee and Other Income — Corporate and Other Business Segment

The following table summarizes the components of fee and other income for our Corporate and Other business segment for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Guarantor servicing fees	$30	$33	$70	$60
Loan servicing fees	5	7	12	15
Upromise	26	—	51	—
Other	18	17	37	40

Total fee and other income	$79	$57	$170	$115

The decrease in guarantor servicing fees versus the prior quarter is primarily due to seasonality. The decrease in guarantor servicing fees versus the prior year is due to the cap on the payment of account maintenance fees imposed by ED in the fourth quarter of 2005. We negotiated a settlement with USA Funds in the second quarter of 2006 such that USA Funds was able to cover the previous shortfall caused by the cap on payments from ED to guarantors. This cap was removed by legislation reauthorizing the student loan programs of the Higher Education Act on October 1, 2006.

USA Funds, the nation’s largest guarantee agency, accounted for 86 percent and 85 percent, respectively, of guarantor servicing fees and 17 percent and 37 percent, respectively, of revenues associated with other products and services for the three months ended June 30, 2007 and 2006.

Operating Expenses — Corporate and Other Business Segment

The following table summarizes the components of operating expenses for our Corporate and Other Business segment for the three and six months ended June 30, 2007 and 2006.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Operating expenses	$28	$30	$57	$68
Upromise	21	—	42	—
Corporate overhead	55	20	73	41

Total operating expenses	$104	$50	$172	$109

Operating expenses for our Corporate and Other business segment include direct costs incurred to service loans for unrelated third parties and to perform guarantor servicing on behalf of guarantor agencies, as well as information technology expenses related to these functions. The increase in the corporate overhead operating expenses in the three and six months ended June 30, 2007 versus the year-ago periods is due to Merger-related fees. (See “RECENT DEVELOPMENTS — Merger Related Developments.”) Operating expenses in this segment for the three and six months ended June 30, 2007, also include $21 million and $42 million, respectively, of expenses related to Upromise, which was acquired in the third quarter of 2006. Also included in the operating expenses for the three months ended June 30, 2007 and 2006, was $6 million and $4 million, respectively, of stock option compensation expense, and for the six months ended June 30, 2007 and 2006, included $10 million and $9 million, respectively of stock option compensation expense.

At June 30, 2007 and December 31, 2006, the Corporate and Other business segment had total assets of $731 million and $999 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Except in the case of acquisitions, which are discussed separately, our DMO and Corporate and Other business segments are not capital intensive businesses, and as such, a minimal amount of debt and equity capital is allocated to these segments. Therefore, the following “LIQUIDITY AND CAPITAL RESOURCES” discussion is concentrated on our Lending business segment.

Our primary funding objective is to maintain cost-effective liquidity to fund the growth in the Managed portfolio of student loans, as well as to refinance previously securitized loans when borrowers choose to refinance their loans through a FFELP Consolidation Loan or a Private Education Consolidation Loan. Since the announcement of the proposed Merger (see “RECENT DEVELOPMENTS”), credit spreads on our unsecured debt widened considerably, which significantly increased our cost of accessing the unsecured debt markets. As a result, in the near term, student loan securitizations will be the primary source of cost effective financing. We have built a highly liquid and deep market for our securitizations, and in the first half of 2007, we securitized $18.0 billion in student loans in five transactions versus $17.5 billion in seven transactions in the year-ago period. We believe the market for these securities will be available to meet our long-term funding needs for the foreseeable future. Securitizations comprised 70 percent of our Managed debt outstanding at June 30, 2007, unchanged from June 30, 2006. On April 30, 2007, in connection with the Merger, we were provided a $30 billion asset-backed commercial paper facility (“Interim ABCP Facility”) which provides additional funding. See “RECENT DEVELOPMENTS — Merger-Related Developments — Financing Considerations Related to the Transaction” for further discussion.

We hedge the full fair value of certain fixed rate U.S. dollar denominated unsecured debt for SFAS No. 133 hedge accounting purposes. The widening of our credit spreads due to the Merger announcement resulted in certain hedge relationships no longer qualifying for hedge accounting as full fair value hedges. Those relationships which no longer qualify for hedge accounting as full fair value hedges were re-designated as hedges of changes in fair value due to benchmark interest rates only.

Prior to the announcement of the Merger, we issued $1.6 billion in SLM Corporation long-term, unsecured debt in the first quarter of 2007. We did not issue any long-term, unsecured debt in the second quarter of 2007 (see discussion above of the effect of the Merger on the unsecured debt markets). In total, at June 30, 2007, unsecured corporate debt totaled $48.1 billion versus $42.9 billion at June 30, 2006.

Liquidity at SLM Corporation is important to enable us to effectively fund our student loan acquisitions, to meet maturing debt obligations, and to fund operations. The following table details our primary sources of liquidity and the available capacity at June 30, 2007 and December 31, 2006.

	June 30, 2007	December 31, 2006
	Available Capacity	Available Capacity

Sources of primary liquidity:
Unrestricted cash and liquid investments(1)(2)	$3,820	$4,720
Unused commercial paper and bank lines of credit	6,500	6,500
ABCP borrowing capacity	221	1,047
Interim ABCP Facility borrowing capacity	28,484	—

Total sources of primary liquidity	39,025	12,267

Sources of stand-by liquidity:
Unencumbered FFELP student loans(2)	25,948	28,070

Total sources of primary and stand-by liquidity	$64,973	$40,337

(1)	Excludes $656 million and $365 million of investments pledged as collateral related to certain derivative positions and $90 million and $99 million of other non-liquid investments classified at June 30, 2007 and December 31, 2006, respectively, as cash and investments on our balance sheet in accordance with GAAP.

(2)	Under the terms of the Merger Agreement certain asset sales require the approval of the Investor Group prior to the Merger.

We believe our unencumbered FFELP student loan portfolio provides an excellent source of potential or stand-by liquidity because of the well-developed market for government guaranteed student loan securitizations. There is also an active wholesale market for FFELP loan sales that provides an additional potential source of stand-by liquidity. In addition to the assets listed in the table above, we hold on-balance sheet a number of other unencumbered assets, consisting primarily of Private Education Loans, Retained Interests and other assets. At June 30, 2007, we had a total of $52.5 billion of unencumbered assets, including goodwill and acquired intangibles.

In addition to liquidity, a major objective when financing our business is to minimize interest rate risk by aligning the interest rate and reset characteristics of our Managed assets and liabilities, generally on a pooled basis, to the extent practicable. In this process we use derivative financial instruments extensively to reduce our interest rate and foreign currency exposure. This interest rate risk management helps us to stabilize our student loan spread in various and changing interest rate environments.

Managed Borrowings

The following tables present the ending balances of our Managed borrowings at June 30, 2007 and 2006 and average balances and average interest rates of our Managed borrowings for the three and six months ended

June 30, 2007 and 2006. The average interest rates include derivatives that are economically hedging the underlying debt, but do not qualify for hedge accounting treatment under SFAS No. 133. (See “BUSINESS SEGMENTS — Pre-tax differences Between ‘Core Earnings’ and GAAP by Business Segment — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities.”)

Ending Balances

	As of June 30,
	2007			2006
	Ending Balance			Ending Balance
			Total			Total
	Short	Long	Managed	Short	Long	Managed
	Term	Term	Basis	Term	Term	Basis

Unsecured borrowings	$7,825	$40,235	$48,060	$3,739	$39,170	$42,909
Indentured trusts (on-balance sheet)	50	2,714	2,764	62	3,201	3,263
Securitizations (on-balance sheet)	1,516	70,105	71,621	—	48,212	48,212
Securitizations (off-balance sheet)	—	45,975	45,975	—	52,357	52,357
Other	380	—	380	—	—	—

Total	$9,771	$159,029	$168,800	$3,801	$142,940	$146,741

Average Balances

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Average	Average	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Unsecured borrowings	$47,422	5.64%	$42,359	5.42%	$47,828	5.64%	$41,899	5.24%
Indentured trusts (on-balance sheet)	2,819	4.80	3,325	4.52	2,863	4.74	3,352	4.36
Securitizations (on-balance sheet)	69,848	5.73	45,912	5.33	64,755	5.70	46,229	5.10
Securitizations (off-balance sheet)	47,141	5.78	51,143	5.39	47,671	5.78	48,033	5.21
Other	514	5.33	161	4.89	466	5.31	149	4.70

Total	$167,744	5.70%	$142,900	5.36%	$163,583	5.69%	$139,662	5.16%

Unsecured On-Balance Sheet Financing Activities

The following table presents the senior unsecured credit ratings on our debt from major rating agencies as of August 6, 2007. Each of the Company’s debt ratings are under review with negative implications because of the pending Merger. (See “RECENT DEVELOPMENTS — Merger-Related Developments — Financing Considerations Related to the Transaction.”)

	S&P	Moody’s	Fitch

Short-term unsecured debt	A-2	P-1	F3
Long-term senior unsecured debt	BBB+	A2	BBB

The table below presents our unsecured on-balance sheet term funding by funding source for the three and six months ended June 30, 2007 and 2006.

	Debt Issued For		Debt Issued For
	the Three Months		the Six Months		Outstanding at
	Ended June 30,		Ended June 30,		June 30,
	2007	2006	2007	2006	2007	2006

Convertible debentures	$—	$—	$—	$—	$2,000	$1,995
Retail notes	—	110	59	267	4,192	3,869
Foreign currency denominated notes(1)	—	1,052	161	1,475	12,800	10,261
Extendible notes	—	999	—	999	5,748	5,246
Global notes (Institutional)	—	871	1,348	1,945	22,479	19,737
Medium-term notes (Institutional)	—	—	—	—	596	1,800
Other	—	—	—	—	245	1

Total	$—	$3,032	$1,568	$4,686	$48,060	$42,909

(1)	All foreign currency denominated notes are hedged using derivatives that exchange the foreign denomination for U.S. dollars.

In addition to the term issuances reflected in the table above, we also use our commercial paper program for short-term liquidity purposes. The average balance of commercial paper outstanding was $0 for both the three months ended June 30, 2007 and 2006, and $0 and $165 million for the six months ended June 30, 2007 and 2006, respectively. The maximum daily amount outstanding was $0 for both the three months ended June 30, 2007 and 2006, and $0 and $2.2 billion for the six months ended June 30, 2007 and 2006, respectively.

Securitization Activities

Securitization Program

The following table summarizes our securitization activity for the three and six months ended June 30, 2007 and 2006. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three Months Ended June 30,
	2007				2006
		Loan				Loan
	No. of	Amount	Pre-Tax		No. of	Amount	Pre-Tax
(Dollars in millions)	Transactions	Securitized	Gain	Gain%	Transactions	Securitized	Gain	Gain%

Securitizations sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	1	2,500	23	.9
Private Education Loans	—	—	—	—	2	4,000	648	16.2

Total securitizations sales	—	—	$—	—%	3	6,500	$671	10.3%

Securitization financings:
FFELP Stafford/PLUS Loans(1)	—	—			—	—
FFELP Consolidation Loans(1)	1	4,985			1	3,001

Total securitizations financings	1	4,985			1	3,001

Total securitizations	1	$4,985			4	$9,501

	Six Months Ended June 30,
	2007				2006
		Loan				Loan
	No. of	Amount	Pre-Tax		No. of	Amount	Pre-Tax
(Dollars in millions)	Transactions	Securitized	Gain	Gain%	Transactions	Securitized	Gain	Gain%

Securitizations sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	2	$5,004	$17	.3%
FFELP Consolidation Loans	—	—	—	—	2	5,502	36	.7
Private Education Loans	1	2,000	367	18.4	2	4,000	648	16.2

Total securitizations sales	1	2,000	$367	18.4%	6	14,506	$701	4.8%

Securitization financings:
FFELP Stafford/PLUS Loans(1)	2	7,004			—	—
FFELP Consolidation Loans(1)	2	8,987			1	3,001

Total securitizations financings	4	15,991			1	3,001

Total securitizations	5	$17,991			7	$17,507

(1)	In certain securitizations there are terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as variable interest entities (“VIEs”). Terms that prevent sale treatment include: (1) allowing us to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after the initial settlement of the securitization, which do not relate to the reissuance of third party beneficial interests or (3) allowing us to hold an unconditional call option related to a certain percentage of the securitized assets.

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

Retained Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests, included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of June 30, 2007 and December 31, 2006.

	As of June 30, 2007
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts(6)	Total

Fair value of Residual Interests(2)	$550	$616	$2,282	$3,448
Underlying securitized loan balance(3)	11,176	16,683	14,573	42,432
Weighted average life	2.9 yrs.	7.2 yrs.	7.3 yrs.
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	0-43%	3-9%	4-7%
Life of loan — repayment status	24%	6%	6%
Expected credit losses (% of student loan principal)(5)	.05%	.07%	4.04%
Residual cash flows discount rate	12.8%	11.0%	13.0%

	As of December 31, 2006
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$701	$676	$1,965	$3,342
Underlying securitized loan balance(3)	14,794	17,817	13,222	45,833
Weighted average life	2.9 yrs.	7.3 yrs.	7.2 yrs.
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	0-43%	3-9%	4-7%
Life of loan — repayment status	24%	6%	6%
Expected credit losses (% of student loan principal)	.06%	.07%	4.36%
Residual cash flows discount rate	12.6%	10.5%	12.6%

(1)	Includes $94 million and $151 million related to the fair value of the Embedded Floor Income as of June 30, 2007 and December 31, 2006, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the paydown of the underlying loans.

(2)	At June 30, 2007 and December 31, 2006, we had unrealized gains (pre-tax) in accumulated other comprehensive income of $286 million and $389 million, respectively, that related to the Retained Interests.

(3)	In addition to student loans in off-balance sheet trusts, we had $61.4 billion and $48.6 billion of securitized student loans outstanding (face amount) as of June 30, 2007 and December 31, 2006, respectively, in on-balance sheet securitization trusts.

(4)	Effective December 31, 2006, the Company implemented CPR curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Previously, we applied a CPR that was based on a static life of loan assumption, and, in the case of FFELP Stafford and PLUS loans, we applied a vector approach, irrespective of seasoning. Repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

(5)	The Company increased its recovery rate assumption on defaulted Private Education Loans from 22 percent to 27 percent as of June 30, 2007.

(6)	As discussed in Note 1, “Significant Accounting Policies — Accounting for Certain Hybrid Financial Instruments” the Company adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” effective January 1, 2007. As a result, the Company elected to carry the Residual Interest on the Private Education Loan securitization which settled in the first quarter of 2007 at fair value with subsequent changes in fair value recorded in earnings. The fair value of this Residual Interest at June 30, 2007 was $429 million inclusive of a net $57 million fair value gain adjustment recorded since settlement.

During 2006, we, along with others in the industry, began consolidating Private Education Loans. This will increase the prepayment speeds in Private Education Loan trusts, and as a result, the Company increased its CPR assumption related to Private Education Loan trusts from 4 percent to 6 percent as of December 31, 2006.

Off-Balance Sheet Net Assets

The following table summarizes our off-balance sheet net assets at June 30, 2007 and December 31, 2006 on a basis equivalent to our GAAP on-balance sheet trusts, which presents the assets and liabilities in the off-balance sheet trusts as if they were being accounted for on-balance sheet rather than off-balance sheet. This presentation, therefore, includes a theoretical calculation of the premiums on student loans, the allowance for loan losses, and the discounts and deferred financing costs on the debt. This presentation is not, nor is it intended to be, a liquidation basis of accounting. (See also “LENDING BUSINESS SEGMENT — Summary of our Managed Loan Portfolio — Ending Balances (net of allowance for loan losses)” and “LIQUIDITY AND CAPITAL RESOURCES — Managed Borrowings — Ending Balances,” earlier in this section.)

	June 30,	December 31,
	2007	2006

Off-Balance Sheet Assets:
Total student loans, net	$42,577	$46,172
Restricted cash and investments	3,584	4,269
Accrued interest receivable	1,542	1,467

Total off-balance sheet assets	47,703	51,908
Off-Balance Sheet Liabilities:
Debt, par value	46,093	50,058
Debt, unamortized discount and deferred issuance costs	(118)	(193)

Total debt	45,975	49,865
Accrued interest payable	350	405

Total off-balance sheet liabilities	46,325	50,270

Off-Balance Sheet Net Assets	$1,378	$1,638

Liquidity Risk and Funding — Long-Term

Since the announcement of the Merger (see “RECENT DEVELOPMENTS”), the asset-backed capital markets have been the only source of cost effective financing and as a result we have significant long-term funding, credit spread and liquidity exposure to those markets. A major disruption in the fixed income asset-backed capital markets that limits our ability to raise funds or significantly increases the cost of those funds could have a material impact on our ability to acquire student loans, or on our results of operations. Additionally, if the Merger is not consummated, we cannot predict how our ability to access the fixed income capital markets will be affected. In such a case, our only source of liquidity that would likely to be adversely affected would be the unsecured debt market. We would expect to continue to have ready access to our $6.5 billion revolving credit facilities, our investment portfolio, the asset-backed capital markets and our unencumbered FFELP student loans, barring general market dislocations or disruptions. In addition, Bank of America and JP Morgan Chase provided the Company with $30 billion of new asset-backed commercial paper conduit facilities. See “RECENT DEVELOPMENTS — Merger-Related Developments — Financing Considerations Related to the Transaction.” These sources of liquidity are anticipated to be sufficient to meet the cash needs of the company. Securitizations are, and will continue to be, the primary source of long-term financing and liquidity. Our securitizations are structured such that we are not obligated to provide any material level of financial, credit or liquidity support to any of the trusts, thus limiting our exposure to the recovery of the Retained Interest asset on the balance sheet for off-balance sheet securitizations or to the loss of the earnings spread for loans securitized on-balance sheet. While all of our Retained Interests are subject to some prepayment risk, Retained Interests from our FFELP Stafford securitizations have significant prepayment risk primarily arising from borrowers opting to consolidate their Stafford/PLUS loans. When consolidation activity is higher than projected, the increase in prepayments could materially impair the value of our Retained Interest. However, this negative effect on our Retained Interest is somewhat offset by the loans that consolidate back onto our balance sheet, which we view as trading one interest bearing asset for another, whereas loans that consolidate with third parties represent a complete loss of future economics to the Company. We discuss our short-term liquidity risk, including a table of our sources of liquidity at the beginning of this “LIQUIDITY AND CAPITAL RESOURCES” section.

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

The following table summarizes the components of servicing and securitization revenue for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Servicing revenue	$74	$88	$151	$168
Securitization revenue, before Net Embedded Floor Income, impairment	115	84	221	153

Servicing and securitization revenue, before Net Embedded Floor Income, impairment and unrealized fair value adjustment	189	172	372	321
Embedded Floor Income	2	4	4	10
Less: Floor Income previously recognized in gain calculation	(1)	(2)	(2)	(6)

Net Embedded Floor Income	1	2	2	4

Servicing and securitization revenue, before impairment and unrealized fair value adjustment	190	174	374	325
Unrealized fair value adjustment(1)	(22)	—	57	—
Retained Interest impairment	(35)	(91)	(46)	(143)

Total servicing and securitization revenue	$133	$83	$385	$182

Average off-balance sheet student loans	$43,432	$47,716	$44,044	$44,909

Average balance of Retained Interest	$3,552	$3,004	$3,498	$2,754

Servicing and securitization revenue as a percentage of the average balance of off-balance sheet student loans (annualized)	1.23%	.70%	1.76%	.82%

(1)	The Company adopted SFAS No. 155 on January 1, 2007. SFAS No. 155 requires the Company to identify and bifurcate embedded derivatives from the Residual Interest. However, SFAS No. 155 does allow the Company to elect to carry the entire Residual Interest at fair value through earnings rather than bifurcate such embedded derivatives. For the off-balance sheet securitizations that settled in the first half of 2007, the Company elected to carry the entire Residual Interest recorded at fair value through earnings. As a result of this election, all changes in the fair value of the Residual Interests for those securitizations are recorded through earnings. Management anticipates electing to carry future Residual Interests at fair value through earnings. For securitizations settling prior to January 1, 2007, changes in the fair value of Residual Interests will continue to be recorded in other comprehensive income.

Servicing and securitization revenue is primarily driven by the average balance of off-balance sheet student loans, the amount of and the difference in the timing of Embedded Floor Income recognition on off-balance sheet student loans, Retained Interest impairments, and the fair value adjustment related to those Residual Interests where the Company has elected to carry such Residual Interests at fair value through earnings under SFAS No. 155 as discussed in the above table. The increase in securitization revenue, before net Embedded Floor Income and impairment, from 2006 to 2007, is primarily due to the continued increase in the amount of Private Education Loan Residual Interests as a percentage of the total Residual Interests.

Servicing and securitization revenue can be negatively impacted by impairments of the value of our Retained Interest, caused primarily by the effect of higher than expected consolidation activity on FFELP Stafford/PLUS student loan securitizations and the effect of market interest rates on the Embedded Floor Income included in the Retained Interest. The majority of the consolidations bring the loans back on-balance sheet, so for those loans, we retain the value of the asset on-balance sheet versus in the trust. For the three months ended June 30, 2007 and 2006, we recorded impairments to the Retained Interests of $35 million and $91 million, respectively, and for the six months ended June 30, 2007 and 2006, we recorded impairments of $46 million and $143 million, respectively. The impairment charges were the result of FFELP loans prepaying faster than projected through loan consolidations ($11 million and $68 million for the three months ended June 30, 2007 and June 30, 2006, respectively, and $22 million and $92 million for the six months ended June 30, 2007 and 2006, respectively) as well as impairment to the Floor Income component of the Company’s Retained Interest due to increases in interest rates during the period ($24 million and $23 million for the three months ended June 30, 2007 and 2006, respectively, and $24 million and $51 million for the six months ended June 30, 2007 and 2006, respectively). The unrealized fair value adjustment recorded relates to the difference between recording the Residual Interest at its allocated cost basis as part of the gain on sale calculation and the Residual Interest’s fair value. The unrealized fair value adjustment for the quarter ended June 30, 2007 is the recurring quarterly fair value adjustment, which is affected primarily by actual results of the underlying trust.

Interest Rate Risk Management

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of June 30, 2007. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective SFAS No. 133 hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains/(losses) on derivatives and hedging activities, net” line on the income statement). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

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

GAAP Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3 month Commercial paper	daily	$88.1	$—	$88.1
3 month Treasury bill	weekly	8.4	.2	8.2
Prime	annual	.6	—	.6
Prime	quarterly	1.4	—	1.4
Prime	monthly	9.5	—	9.5
PLUS Index	annual	1.8	—	1.8
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	1.5	102.9	(101.4)
1-month LIBOR	monthly	—	3.0	(3.0)
CMT/CPI index	monthly/quarterly	—	4.3	(4.3)
Non Discrete reset(2)	monthly	—	10.1	(10.1)
Non Discrete reset(3)	daily/weekly	7.3	.3	7.0
Fixed Rate(4)		14.2	12.0	2.2

Total		$132.8	$132.8	$—

(1)	Includes all derivatives that qualify as hedges under SFAS No. 133.

(2)	Consists of asset-backed commercial paper, Interim ABCP Facility and auction rate securities, which are discount note type instruments that generally roll over monthly.

(3)	Includes restricted and non-restricted cash equivalents and other overnight type instruments.

(4)	Includes receivables/payables, other assets (including Retained Interest), other liabilities and stockholders’ equity (excluding Series B Preferred Stock).

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

Managed Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3 month Commercial paper	daily	$111.5	$12.2	$99.3
3 month Treasury bill	weekly	12.6	11.4	1.2
Prime	annual	1.0	—	1.0
Prime	quarterly	7.1	5.5	1.6
Prime	monthly	17.1	16.3	.8
PLUS Index	annual	2.9	4.9	(2.0)
3-month LIBOR	daily	—	96.6	(96.6)
3-month LIBOR	quarterly	1.4	5.9	(4.5)
1-month LIBOR	monthly	—	2.0	(2.0)
Non Discrete reset(2)	monthly	—	11.7	(11.7)
Non Discrete reset(3)	daily/weekly	10.9	.2	10.7
Fixed Rate(4)		11.0	8.8	2.2

Total		$175.5	$175.5	$—

(1)	Includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(2)	Consists of asset-backed commercial paper, Interim ABCP Facility and auction rate securities, which are discount note type instruments that generally roll over monthly.

(3)	Includes restricted and non-restricted cash equivalents and other overnight type instruments.

(4)	Includes receivables/payables, other assets, other liabilities and stockholders’ equity (excluding Series B Preferred Stock).

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

Weighted Average Life

The following table reflects the weighted average life of our Managed earning assets and liabilities at June 30, 2007.

	On-Balance	Off-Balance
(Averages in Years)	Sheet	Sheet	Managed

Earning assets
Student loans	9.3	6.0	9.2
Other loans	5.8	—	5.8
Cash and investments	.4	.1	.3

Total earning assets	8.6	5.5	8.5

Borrowings
Short-term borrowings	.5	—	.5
Long-term borrowings	6.3	6.0	6.2

Total borrowings	5.8	6.0	5.9

Long-term debt issuances likely to be called by us or putable by the investor have been categorized according to their call or put dates rather than their maturity dates.

COMMON STOCK

The following table summarizes the Company’s common share repurchases, issuances and equity forward activity for the three and six months ended June 30, 2007 and 2006.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(Shares in millions)	2007	2006	2007	2006

Common shares repurchased:
Equity forwards	—	2.1	—	4.5
Benefit plans(1)	.8	.4	1.0	1.3

Total shares repurchased	.8	2.5	1.0	5.8

Average purchase price per share	$41.18	$53.93	$42.05	$54.62

Common shares issued	1.5	1.4	3.0	4.3

Equity forward contracts:
Outstanding at beginning of period	48.2	42.7	48.2	42.7
New contracts	—	5.3	—	7.7
Exercises	—	(2.1)	—	(4.5)

Outstanding at end of period	48.2	45.9	48.2	45.9

Authority remaining at end of period to repurchase or enter into equity forwards	15.7	10.9	15.7	10.9

(1)	Includes shares withheld from stock option exercises and vesting of performance stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

As of June 30, 2007, the expiration dates and purchase prices for outstanding equity forward contracts were as follows:

			Weighted
Year of Maturity	Outstanding	Range of	Average
(Contracts in millions of shares)	Contracts	Purchase Prices	Purchase Price

2008	7.3	$43.50 - $44.00	$43.80
2009	14.7	46.00 - 54.74	53.66
2010	15.0	54.74	54.74
2011	9.1	49.75 - 53.76	51.91
2012	2.1	46.30 - 46.70	46.40

	48.2		$51.86

The closing price of the Company’s common stock on June 30, 2007 was $57.58. Should the market value of our stock fall below certain initial trigger prices, the counterparty to the contract has a right to terminate the contract and settle all or a portion at the original contract price. For equity forward contracts outstanding at June 30, 2007, these initial trigger prices range from $23.93 per share to $30.11 per share.

SUBSEQUENT EVENT

Effective August 1, 2007, the Company’s Debt Management Operations (“DMO”) business segment, which includes Arrow Financial Services, General Revenue Corporation, GRP Financial, Student Assistance Corporation, and Pioneer Credit Recovery subsidiaries, was renamed the Asset Performance Group (“APG”).

RECENT DEVELOPMENTS

SLM Corporation Board of Directors Chooses New Chief Executive Officer, Tim Fitzpatrick Steps Down as CEO

On May 22, 2007, the Company announced that Thomas J. Fitzpatrick, Chief Executive Officer and Vice Chairman, was leaving the Company effective May 22, 2007. Mr. Fitzpatrick also tendered his resignation from the board of directors, which was accepted effective as of May 22, 2007. On May 22, 2007, the Company also announced that C.E. Andrews, Executive Vice President and Chief Financial Officer, was appointed Chief Executive Officer of the Company effective immediately. The departure of Mr. Fitzpatrick and appointment of Mr. Andrews was reported by the Company in its Current Report on Form 8-K filed on May 22, 2007.

In accordance with the terms of the Merger Agreement, filed with the SEC on the Company’s Current Report on Form 8-K, dated April 18, 2007, the Investor Group provided their written consent to the Company with respect to the termination of Mr. Fitzpatrick and the appointment of Mr. Andrews as Chief Executive Officer and have agreed that such termination and appointment will not be taken into account for purposes of determining whether a Material Adverse Effect (as defined in the Merger Agreement) has occurred.

Merger-Related Developments

On April 16, 2007, the Company announced that the Investor Group signed the Merger Agreement to acquire the Company for approximately $25.3 billion or $60.00 per share of common stock. When the transaction is complete, J.C. Flowers and certain other private equity investors, including Friedman Fleischer & Lowe, will invest approximately $4.4 billion and own 50.2 percent, and Bank of America (NYSE: BAC) and JPMorgan Chase (NYSE: JPM) each will invest approximately $2.2 billion and each will own 24.9 percent. The remainder of the purchase price is anticipated to be funded by debt. The Company’s independent board members unanimously approved the agreement and recommended that its shareholders approve the agreement. (See also “Merger Agreement” filed with the SEC on the Company’s Current Report on Form 8-K, dated April 18, 2007.) Pursuant to the Merger Agreement, the Company will not pay dividends on its common stock prior to the consummation of the proposed transaction.

The termination of the waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, was granted on June 18, 2007. On May 31, 2007, the Investor Group filed with the Federal Deposit Insurance Corporation its Interagency Notice of Change in Control with respect to the Sallie Mae Bank.

On July 11, 2007 the Investor Group informed the Company that it believes that current legislative proposals pending before the U.S. House of Representatives and U.S. Senate could result in a failure of the conditions to the closing of the Merger to be satisfied.

As discussed in the press release issued by the Company on August 6, 2007, the Company has reaffirmed its position that the legislative proposals currently being considered by the U.S. Congress, would not, if enacted, constitute a Material Adverse Effect (“MAE”) under the Merger Agreement entered into among the Company and the Investor Group.

First, the definition of MAE specifically excludes proposed legislation from being taken into account. Therefore, any viable assertion by the Investor Group that an MAE with respect to legislation has occurred must be based solely on legislation that is enacted into law.

Second, the Investor Group is required to close the Merger unless the Company’s representations and warranties, subject to the specified exceptions and qualifications, are untrue on the closing date. On the closing date, the Company must represent and warrant that since December 31, 2006 and through the closing date there has not been an MAE. Items disclosed in the Company’s 2006 10-K, filed with the SEC on March 1, 2007, cannot be taken into account when determining if a breach of a representation has occurred. The “Recent Developments” section of the Company’s 10-K discloses the existence of the legislative proposals and President Bush’s budget proposal pending as of the date of the filing and, as a result, none of those proposals, even if enacted, could successfully be asserted as a breach of the Company’s representations.

Third, the definition of MAE specifies that the only changes in law that may be considered in determining whether an MAE has occurred are changes “relating specifically to the education finance industry that are in the aggregate more adverse to the Company and its Subsidiaries, taken as a whole, than the legislative and budget proposals described ... in the Company 10-K, in each case in the form proposed publicly as of the date of the Company 10-K.” Given this exclusion, legislation only would be relevant for MAE consideration to the extent its adverse impact materially exceeds the adverse impact of legislation disclosed in the Company’s 10-K. As noted in the Company’s August 6 press release, the Investor Group previously concurred with this reading of the Merger Agreement that only materially more adverse legislation can be considered in determining if an MAE has occurred. The Company estimates that the incremental adverse impact of H. R. 2669, the College Cost Reduction Act of 2007 or S. 1762, the Higher Education Access Act of 2007 on projected 2008-2012 “Core Earnings” net income would be less than 10 percent as compared to the matters already disclosed to the Investor Group. It is widely acknowledged that a material adverse effect must have a significant and sustained impact of which a buyer was unaware as of the date of signing, and, by any measure, a decrease in net income of less than 10 percent falls well short of a material adverse effect.

In addition, the Investor Group’s knowledge at the time of the signing of the Merger Agreement of the likelihood that legislation negatively impacting the Company would be enacted makes it extremely difficult for the Investor Group to prove that an MAE has occurred, because a material adverse effect must be both significant and sustained and must be something of which an acquiror was unaware at the time an acquiror entered into a purchase agreement.

As a result of the definition of MAE discussed above and the Company’s financial analysis of pending legislation, the Company strongly believes that it is highly unlikely that the Investor Group will be able to successfully prove that an MAE has occurred and, as a result, be excused from its contractual obligations to close the Merger.

In connection with the transaction, the Company filed its definitive proxy statement with the SEC on July 18, 2007. The Company scheduled a special meeting of shareholders for August 15, 2007, to consider and vote on a proposal to approve the Merger Agreement.

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

On April 16, 2007, after the Company announced the transaction, Moody’s Investor Services, Standard & Poor’s and Fitch Ratings placed the long and short-term ratings on the Company’s senior unsecured debt under review for possible downgrade, and secondary market credit spreads on the Company’s outstanding senior unsecured bonds widened significantly. These factors limited the Company’s access to new sources of senior unsecured funds at borrowing costs comparable to those available before the announcement. On June 1, 2007, Standard & Poor’s downgraded the Company’s senior unsecured debt rating to “BBB+” from “A.” On July 2, 2007, Fitch Ratings downgraded the Company’s long-term issuer default rating (“IDR”) and senior unsecured debt rating to “BBB” from “A+.” In its rating release, Fitch stated that it expects to downgrade our IDR to “BB+” and our senior unsecured debt rating to “BB” as the proposed Merger transaction nears completion. On July 11, 2007, Moody’s stated that it is likely to downgrade the Company’s corporate family rating to Ba3 and senior unsecured debt rating to “B1” from “A2” upon completion of the transaction.

On April 30, 2007, Bank of America and JPMorgan Chase provided the Company with new aggregate $30 billion asset-backed commercial paper conduit facilities (“Interim ABCP Facility”). Interest expense for the second quarter of 2007 includes $14 million in upfront commitment and ongoing liquidity fees as a result of the Interim ABCP Facility. These facilities terminate on the earliest of (1) the Merger closing, (2) the 90-day anniversary of the date of termination of the Merger Agreement or (3) February 15, 2008. This additional liquidity, combined with the Company’s existing liquidity, is anticipated to be sufficient to meet the Company’s cash needs beyond the expected closing date of the announced transaction, even if no additional securities are issued by the Company during that time. Since the announcement of the Merger, the Company closed its first issuance of the Company’s traditional asset-backed securities on July 19, 2007 at spread levels comparable to pre-Merger announcement levels. The Company anticipates future issuances on a periodic basis.

Accounting Considerations Related to the Transaction

Upon closing, the transaction will be accounted for under purchase accounting, which will be pushed down to the Company. Under purchase accounting, the total cost of the acquisition will be allocated to the Company’s identifiable assets and liabilities based on their respective fair values. Thus, all the assets and liabilities will have a new basis of accounting and therefore previous unamortized premiums, discounts and reserves related to those assets and liabilities will be written-off once the transaction closes. The excess of the purchase price over the estimated fair value of the identifiable assets and liabilities will be recognized as goodwill. Since the Company is the acquired enterprise, expenses incurred in connection with the transaction will be expensed. Transaction fees that are contingent upon the closing will be recognized when the transaction closes. Transaction fees that are not contingent on the closing will be expensed as incurred, and included in operating expense. These expenses totaled $16 million for the second quarter of 2007. Vesting accelerates on all stock-based compensation awards, and as a result, all deferred compensation related to those awards will be expensed upon closing of the transaction.

At June 30, 2007, the Company had $2 billion Contingently Convertible Debentures (“Co-Cos”) outstanding. On June 25, 2007, holders of these securities were notified that the Co-Cos would be called at par on July 25, 2007, as allowed by the terms of the indenture governing the Co-Cos. As a result, the Company classified its $2 billion outstanding Co-Cos as a short-term obligation at June 30, 2007. For the three months ended June 30, 2007 and 2006, the impact of the Co-Cos on GAAP diluted earnings per common share was $(.03) and $(.08), respectively, and for the six months ended June 30, 2007 and 2006 the impact was $(.05) and $(.07), respectively; there was no impact to the “Core Earnings” diluted earnings per common share.

State Attorney General Investigations

On April 11, 2007, the Company entered into a settlement agreement with the Office of the Attorney General of the State of New York under which we agreed to adopt the New York Attorney General’s Code of Conduct governing student lending and donate $2 million to a national fund devoted to educating college bound students about their loan options. Under the agreement, the Company did not admit, and expressly denied, that our conduct constituted any violation of law. The Code of Conduct, among other things, precludes the Company from providing anything more than nominal value to any employees of an institution of higher education and requires additional disclosures to borrowers and schools under certain circumstances. We cannot predict the effect that adopting the Code of Conduct will have on our future business prospects. Under the settlement agreement, we are required to and intend to certify implementation of its terms by August 15, 2007.

Separate from the settlement agreement with the Office of the Attorney General of the State of New York, the attorneys general of the States of Arizona, California, Connecticut, Illinois, Indiana, Louisiana, Missouri, New Jersey, Ohio and Tennessee and the Commonwealth of Massachusetts have served civil investigative demands or requests for documents on the Company seeking information concerning our relationships with schools. The Company has responded to these requests by providing responsive documents.

New York State SLATE Act

On May 30, 2007, New York Governor Eliot Spitzer signed the Student Lending Accountability, Transparency and Enforcement Act, which codified the Code of Conduct that we agreed to adopt as part of the settlement agreement with the New York Attorney General described above. The new law, which has an effective date of November 25, 2007, prohibits lenders from making gifts to “covered institutions” in New York in exchange for any advantage or consideration related to the lenders’ education loan activities. With very limited exceptions, the new law also prohibits lenders from making any gifts to employees of New York schools. In addition, the law prohibits revenue sharing arrangements between lenders and New York schools and establishes standards for schools using preferred lender lists. Finally, the law bars lenders from providing “high risk loans” (loans to students with a poor or no credit history) in exchange for a New York school providing concessions or promises to the lender that may prejudice other borrowers or potential borrowers.

SEC, House and Senate

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

The U.S. Senate Committee on Health, Education, Labor and Pensions submitted requests to the Company dated March 16, March 21, and April 26, 2007, seeking information regarding our marketing practices in the student loan business and our collections practices on delinquent and defaulted FFELP student loans. We are cooperating with committee counsel in order to provide the requested information.

On June 7, 2007, the U.S. House of Representatives Committee on Education and Labor requested information from the Company about the qualifying factors and criteria borrowers and schools must meet to obtain the best loan rates and other borrower benefits. In addition, in a letter to the Company dated June 13, 2007, Senator Christopher J. Dodd, Chairman of the United States Senate Committee on Banking, Housing, and Urban Affairs, requested documents that reflect the Company’s recent private education loan underwriting criteria, including the factors and relative weights assigned to those factors that the Company considers in its underwriting. The Company has responded to these requests.

Concurrent Resolution on the Budget for 2008

On March 29, 2007, the House of Representatives passed H.Con.Res. 99, its plan for the Fiscal 2008 budget. The House-passed budget resolution included a single reconciliation instruction to the House Education and Labor Committee which would require it to report legislation that would cut entitlement spending in its jurisdiction by $75 million. Although the savings amount is minimal, it was widely reported that the language was included to facilitate passage of student loan reform legislation.

H.R. 2669, the College Cost Reduction Act of 2007

On July 11, 2007, the House of Representatives passed H.R. 2669, the College Cost Reduction Act of 2007. Certain provisions would:

•	Reduce special allowance payments for Stafford and consolidation loans by 0.55 percentage points;

•	Reduce special allowance payments for PLUS loans by 0.85 percentage points;

•	Double lender origination fees on all loan types, from 0.5 percent to 1.0 percent, exempting non-profit and state entities from paying any lender origination fees;

•	Reduce default insurance to 95 percent;

•	Eliminate exceptional performer designation (and the monetary benefit associated with it);

•	Reduce default collections retention on direct collections by guaranty agencies to 16 percent (from 23 percent); and

•	Reduce and restructure the guaranty agency account maintenance fee to base some of the fee on non-delinquent loans.

•	Increase annual loan limits for 3rd year and above undergraduates and increase cumulative loan limits for both undergraduates and graduates.

•	Establish a new income-based repayment program in direct loans and FFELP, replacing the income contingent program.

Senate Reconciliation Bill, the Higher Education Access Act of 2007

On July 19, 2007, the Senate passed H.R. 1762, the Higher Education Access Act of 2007, which was its version of the reconciliation bill. Certain provisions would:

•	Reduce special allowance payments for Stafford and consolidation loans by 0.50 percentage points on for-profit lenders, 0.35 percentage points for non-profit and state lenders;

•	Reduce special allowance payments for PLUS loans by 0.80 percentage points, 0.50 percentage points for non-profit and state lenders;

•	Double lender origination fees on all loan types, from 0.5 percent to 1.0 percent;

•	Maintain default insurance at 97 percent, but eliminating exceptional performer designation;

•	Reduce default collections retention on direct collections by guaranty agencies to 16 percent (from 23 percent);

•	Change to payment of the guaranty agency account maintenance fee to a unit basis, from the current original principal balance formula; and

•	Require the Department of Education to develop and then implement an auction for participation in the FFELP PLUS parent loan program, by state.

•	Establish a new income-based repayment program in direct loans and FFELP, replacing the income contingent program.

Higher Education Reauthorization

On July 31, 2007, the President signed into law P.L. 110-51, the Second Extension of the Higher Education Act of 2007, which temporarily extends the HEA until October 31, 2007.

The extension will allow the House and Senate to complete action on HEA reauthorization. On July 24, 2007, the Senate passed the full HEA reauthorization bill, S. 1642. The Senate bill includes provisions that would affect the student loan programs. The Senate bill includes provisions that would regulate gifts, travel, entertainment, and services provided to institutions of higher education by guarantors and lenders. It includes new disclosure requirements on lenders and would prohibit schools from designating preferred lender lists. The Senate bill would allow schools to keep standard lists of lenders but would be required to include any lender on the list that requested inclusion. The bill would also eliminate school-as-lender, effective June 30, 2011.

The House committee has yet to report its version of the bill.

Student Loan Sunshine Act

On Wednesday, May 9, 2007, the House of Representatives passed H.R. 890, a bipartisan version of the “Student Loan Sunshine Act.” The bill would establish greater disclosure requirements on schools and lenders for both FFELP loans and Private Education Loans. The legislation would require higher education institutions to establish “codes of conduct” that would include prohibition on many areas that have been cited as creating conflicts of interest. Areas specified by the legislation include gifts, consulting or other fees paid by lenders to financial aid officers and other school officials, fees or other material benefits, including profit or revenue sharing to institutions or their staff, staffing assistance, opportunity loans, and advisory councils. The legislation would require that schools include at least three unaffiliated lenders on any Preferred Lender List and disclose the rationale for recommending such lenders.

Private Student Loan Transparency and Improvement Act of 2007

On August 1, 2007, the Senate Committee on Banking, Housing, and Urban Affairs approved the Private Student Loan Transparency and Improvement Act of 2007, legislation initially introduced by Senator Christopher Dodd (D-CT) on June 8, 2007. The bill provides for certain disclosures and prohibits certain activities in connection with private education loans.

The bill’s disclosure requirements would:

•	Require all private education loan applications and solicitations to include a disclosure that includes the range of interest rates and fees available, in addition to other information regarding the terms and conditions of the loan;

•	Require lenders to provide a clear and concise disclosure of the rate, terms and conditions of a private education loan that has been approved for a student borrower and provide borrowers with a “cooling off” period after the borrower receives the required disclosure documents within which to accept the terms of the loan and consummate the transaction;

•	Provide for a right to cancel a private education loan without penalty within three business days of consummation;

•	Require that private education lenders provide additional disclosures at the time of loan consummation; and

•	Apply Truth in Lending Act (TILA) provisions to all private student loans.

The bill would also prohibit:

•	Private education lenders from offering or providing any gift to a covered educational institution or its employees and bar such institutions and their officers and employees from receiving such gift in exchange for any advantage or consideration provided to the lender related to its private education loan activities;

•	Private education lenders from engaging in revenue sharing with a covered educational institution;

•	Private education lenders from co-branding their private education loans in any way that implies that the covered educational institution endorses the private educational loans offered by the lender;

•	Private education loan lenders from imposing a fee or penalty for early repayment or prepayment of any private education loans; and

•	Financial aid office employees at covered educational institutions who serve on a private education lender advisory board from receiving anything of value from the private education lender other than the reimbursement of reasonable expenses incurred in connection with their service on the advisory board.

Department of Education — Notice of Proposed Rulemaking

On June 12, 2007, ED published in the Federal Register a Notice of Proposed Rulemaking. The proposed rules set forth in the Federal Register are subject to a 60-day comment period that ends on August 13, 2007. Among the provisions of the proposed rules are the following:

•	Prohibited Inducements — incorporates with certain modifications and expansions the existing regulations and guidance on prohibited inducements and activities for lenders and guarantors, and strengthens ED’s authority to enforce the rules.

•	Preferred Lender Lists — if a school maintains a preferred lender list, the regulations would require the school to have at least 3 unaffiliated lenders on that list. Lenders are considered affiliated if (i) they are under the ownership or control of the same entity; (ii) they are wholly or partly owned subsidiaries of the same parent; (iii) the directors of one of the lenders constitute a majority of the persons holding similar positions with the other lender; or (iv) one of the lenders is making loans on its own behalf and is also holding loans as a trustee lender for another entity.

•	Eligible Lender Trustees — amends the “lender” definition to prohibit a lender from entering into a new eligible lender trustee relationship with a school or a school-affiliated organization after September 30, 2006.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 1 to the consolidated financial statements, “Significant Accounting Policies — Recently Issued Accounting Pronouncements.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

The effect of short-term movements in interest rates on our results of operations and financial position has been limited through our interest rate risk management. The following tables summarize the effect on earnings for the three months ended June 30, 2007 and 2006 and the effect on fair values at June 30, 2007 and December 31, 2006, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. This analysis does not consider any potential impairment to our Residual Interests that may result from a higher discount rate that would be used to compute the present value of the cash flows if long-term interest rates increased. See the Company’s 2006 Form 10-K, Note 9 to the consolidated financial statements, “Student Loan Securitization,” which details the potential decrease to fair value that could occur.

	Three Months Ended June 30,
	2007				2006
	Interest Rates:				Interest Rates:
	Change from		Change from		Change from		Change from
	Increase of		Increase of		Increase of		Increase of
	100 Basis		300 Basis		100 Basis		300 Basis
	Points		Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$—	—%	$(5)	(2)%	$(2)	—%	$(9)	(1)%
Unrealized gains (losses) on derivative and hedging activities	74	9	75	9	101	61	157	96

Increase in net income before taxes	$74	7%	$70	7%	$99	9%	$148	13%

Increase in diluted earnings per common share	$.110	11%	$.118	11%	$.150	9%	$.230	14%

	Six Months Ended June 30,
	2007				2006
	Interest Rates:				Interest Rates:
	Change from		Change from		Change from		Change from
	Increase of		Increase of		Increase of		Increase of
	100 Basis		300 Basis		100 Basis		300 Basis
	Points		Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$2	—%	$(1)	—%	$(7)	(1)%	$(27)	(2)%
Unrealized gains (losses) on derivative and hedging activities	74	14	75	15	101	80	157	126

Increase in net income before taxes	$76	5%	$74	5%	$94	7%	$130	9%

Increase in diluted earnings per common share	$.120	7%	$.142	8%	$.145	7%	$.221	11%

	At June 30, 2007
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP student loans	$101,964	$(141)	—%	$(227)	—%
Private Education Loans	14,506	—	—	—	—
Other earning assets	10,083	(28)	—	(81)	(1)
Other assets	12,183	(436)	(4)	(701)	(6)

Total assets	$138,736	$(605)	—%	$(1,009)	(1)%

Liabilities
Interest bearing liabilities	$120,979	$(1,427)	(1)%	$(3,361)	(3)%
Other liabilities	3,320	933	28	2,559	77

Total liabilities	$124,299	$(494)	—%	$(802)	(1)%

	At December 31, 2006
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP student loans	$87,797	$(182)	—%	$(313)	—%
Private Education Loans	12,063	—	—	—	—
Other earning assets	9,950	(38)	—	(109)	(1)
Other assets	10,299	(436)	(4)	(750)	(7)

Total assets	$120,109	$(656)	(1)%	$(1,172)	(1)%

Liabilities
Interest bearing liabilities	$108,142	$(1,427)	(1)%	$(3,610)	(3)%
Other liabilities	3,680	877	24	2,613	71

Total liabilities	$111,822	$(550)	—%	$(997)	(1)%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate student loan portfolio with floating rate debt. However, we can have a fixed versus floating mismatch in funding if the student loan earns Floor Income at the fixed borrower rate and the funding remains floating.

During the three months ended June 30, 2007 and 2006, certain FFELP student loans were earning Floor Income and we locked in a portion of that Floor Income through the use of futures and Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the above table, under the scenario where interest rates increase 100 and 300 basis points, the changes in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our off-balance sheet hedged FFELP Consolidation Loan securitizations and the related

Embedded Floor Income recognized as part of the gain on sale, which results in a decrease in payments on the written Floor contracts that more than offset impairment losses on the Embedded Floor Income in the Residual Interest; (ii) variable rate assets being funded with fixed rate debt and (iii) fixed rate assets being funded with variable debt. The first two items will generally cause income to increase when interest rates increase, whereas, the third item will generally offset this increase. In the 100 basis point scenario for the three months ended June 30, 2007, the increase due to item (i) was completely offset by item (iii), whereas, in the 300 basis point scenario, item (iii) had a greater impact than item (i) due to more of the Floor Income Contracts being “out of the money” in this scenario. In the prior year period, item (iii) had a greater impact than item (i) resulting in a net loss for both the 100 and 300 basis point scenarios.

In the 100 basis point scenario for the six months ended June 30, 2007, item (i) was offset by item (iii) resulting in a net gain, whereas, in the 300 basis point scenario item (iii) had a greater impact resulting in a net loss due to more of the Floor Income Contracts being “out of the money.” In the prior year period, item (iii) resulted in a net loss for both scenarios.

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

Equity price risk of the Company’s own stock is due to equity forward contracts used in the Company’s share repurchase program. A hypothetical decrease in the Company’s stock price per share of $5.00 and $10.00 would result in a $241 million and $482 million unrealized loss on derivative and hedging, respectively. In addition to the net income impact, other liabilities would increase by the aforementioned amounts. Stock price decreases can also result in the counterparty exercising its right to demand early settlement on a portion of or the total contract depending on trigger prices set in each contract. The initial trigger prices as of June 30, 2007 range from approximately $23.93 to $30.11. At June 29, 2007, the closing price of the Company’s stock was $57.58. With the $5.00 and $10.00 decrease in unit stock price above, none of these triggers would be met and no counterparty would have the right to early settlement.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer, concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

On April 14, 2007, the Company was served with a putative class action suit by several borrowers in federal court in California. The complaint alleges violations of California Business & Professions Code 17200, breach of contract, breach of covenant of good faith and fair dealing, violation of consumer legal remedies act and unjust enrichment. The complaint challenges the Company’s FFELP billing practices as they relate to use of the simple daily interest method for calculating interest. The Company believes the complaint is without merit and it intends to vigorously defend this action. The Company filed a motion to dismiss on June 21, 2007, with a hearing on the motion expected in late August.

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

On April 16, 2007, the Company announced that an Investor Group led by J.C. Flowers & Co. signed a definitive agreement to acquire the Company for approximately $25.2 billion or $60.00 per share of common stock. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — RECENT DEVELOPMENTS” in this Form 10-Q. Following the Company’s announcement, Moody’s Investor Services, Standard & Poor’s and Fitch Ratings placed the long and short-term ratings on our senior unsecured debt under review for possible downgrade. In addition, following the announcement, secondary market credit spreads on our outstanding senior unsecured bonds widened significantly. The transaction is subject to regulatory approvals and other closing conditions, and, under very limited circumstances, may be terminated by the Investor Group. While we expect to close the transaction in late 2007, if the transaction is terminated or otherwise does not close, our access to the credit markets and our liquidity could be materially adversely affected and new issuance of unsecured debt could be subject to much wider spreads and more restrictive terms than we have historically experienced. In addition, depending upon the circumstances under which the transaction is terminated, we will only have access to the interim asset-backed financing facilities for a limited period. Moreover, the price of our stock could be materially adversely affected. In such circumstances, if the stock price were to fall below $30.11, we may be required to settle our equity forward contracts in a manner that could have a materially dilutive effect on our common stock, as more fully described within the Company’s 2006 Annual Report on Form 10-K at “Item 1A. Risk Factors — LIQUIDITY AND CAPITAL RESOURCES.”

As announced by the Company on July 11, 2007, the Investor Group informed the Company that it believes that current legislative proposals pending before the U.S. House of Representatives and U.S. Senate could result in a failure of the conditions to the closing of the Merger to be satisfied. The Company strongly disagrees with this position, intends to proceed towards the closing of the merger transaction as rapidly as possible and will take all steps to protect shareholders’ interests.

Our derivative counterparties may terminate their positions with the Company if its credit ratings fall to certain levels and the Company could incur substantial additional costs to replace any terminated positions

The majority of our ISDA Master Agreements with our counterparties relating to non-equity forward transactions provide that the counterparty may declare a “Termination Event” and terminate its positions if a “Designated Event” occurs and the unsecured and unsubordinated long-term debt rating of the Company falls below a pre-determined level or the Company’s unsecured and unsubordinated long-term debt is not rated. For purposes of these ISDA Master Agreements, the execution of the Merger Agreement constituted a “Designated Event.” Therefore under the agreements, the counterparties would have a right to terminate their positions if the Company’s unsecured and unsubordinated long-term debt rating fell below either of the pre-determined levels which is typically Baa3 for Moody’s and BBB- from S&P. As of June 30, 2007, our ratings were above those levels. In addition we have entered into agreements with counterparties holding substantially all of our non-equity forward derivative transactions under which the counterparties have agreed to waive their rights to declare a “Termination Event” based upon the execution of the Merger Agreement for a limited period of time, which, in most cases, is through the closing date of the Merger. Depending upon interest rates and exchange rates, the Company could be liable for substantial payments to terminate the positions. In addition, the Company may not be able to replace any terminated positions or may incur substantial additional costs to do so. Our liquidity could be adversely affected by these additional payments and costs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s common share repurchases during the second quarter of 2007 pursuant to the stock repurchase program (see Note 6, “Stockholders’ Equity,” to the consolidated financial statements) first authorized in September 1997 by the Board of Directors. Since the inception of the program, which has no expiration date, the Board of Directors has authorized the purchase of up to 317.5 million shares as of June 30, 2007.

				Maximum Number
			Total Number of	of Shares That
			Shares Purchased	May Yet Be
	Total Number	Average Price	as Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
(Common shares in millions)	Purchased(1)	Share	or Programs	Programs(2)

Period:
April 1 — April 30, 2007	.1	$52.51	—	15.7
May 1 — May 31, 2007	.1	54.58	—	15.7
June 1 — June 30, 2007	.6	37.17	—	15.7

Total second quarter of 2007	.8	$41.18	—

(1)	The total number of shares purchased includes: i) shares purchased under the stock repurchase program discussed above, and ii) shares purchased in connection with the exercise of stock options and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs (which combined totaled .8 million shares for the second quarter of 2007).

(2)	Reduced by outstanding equity forward contracts.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders held on May 17, 2007, the following proposals were approved by the margins indicated:

1. To elect 14 directors to serve on the Company’s Board of Directors for one-year terms or until their successors are elected and qualified:

	Number of Shares
	Votes For	Votes Withheld

Ann Torre Bates	340,878,738	16,049,512
Charles L. Daley	339,064,741	17,863,509
William M. Diefenderfer, III	339,472,567	17,455,683
Thomas J. Fitzpatrick	350,069,451	6,858,799
Diane Suitt Gilleland	349,759,544	7,168,706
Earl A. Goode	353,226,118	3,702,132
Ronald F. Hunt	337,918,187	19,010,063
Benjamin J. Lambert, III	337,869,289	19,058,961
Albert L. Lord	350,356,735	8,571,515
Barry A. Munitz	353,100,468	3,827,782
A. Alexander Porter, Jr	337,859,849	19,068,401
Wolfgang Schoellkopf	353,262,461	3,665,789
Steven L. Shapiro	339,192,234	17,736,016
Barry L. Williams	336,037,451	20,890,799

2. To ratify the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for 2007.

Number of Shares
Votes For	Votes Against	Abstain

339,251,588	15,021,779	2,654,883

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

10.28	Participation Purchase and Security Agreement, dated April 30, 2007, by and among Mustang Funding I, LLC, the Conduit Purchasers and Alternative Purchasers party thereto, Bank of America, N.A., as the Administrative Agent, Bank of America, N.A. and JPMorgan Chase, N.A., as the Managing Agents, Chase Bank USA, National Association, as the Eligible Lender Trustee, and Sallie Mae, Inc. as the Administrator
10.29	Participation Purchase and Security Agreement, dated April 30, 2007, by and among Mustang Funding II, LLC, the Conduit Purchasers and Alternative Purchasers party thereto, Bank of America, N.A., as the Administrative Agent, Bank of America, N.A. and JPMorgan Chase, N.A., as the Managing Agents, Chase Bank USA, National Association, as the Eligible Lender Trustee, and Sallie Mae, Inc. as the Administrator
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SLM CORPORATION
(Registrant)

By:	/s/ SANDRA L. MASINO
Sandra L. Masino
Senior Vice President
Accounting, Credit and Loan Portfolio Analysis
(Principal Accounting Officer and
Duly Authorized Officer)

Date: August 7, 2007