Form 10-Q
period 2007-09-30
SLM CORP
filed 2007-11-09
CIK 1032033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 or
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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2007

Voting common stock, $.20 par value	413,998,316 shares

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

See “NOTE 11 TO THE CONSOLIDATED FINANCIAL STATEMENTS — Segment Reporting” and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ ” for further discussion of the differences between “Core Earnings” and GAAP, as well as reconciliations between “Core Earnings” and GAAP.

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

Exceptional Performer (“EP”) Designation — The EP designation is determined by ED in recognition of a servicer meeting certain performance standards set by ED in servicing FFELP Loans. Upon receiving the EP designation, the EP servicer receives 99 percent reimbursement on default claims on federally guaranteed student loans for all loans serviced for a period of at least 270 days before the date of default and will no longer be subject to the 3 percent Risk Sharing (see definition below) on these loans. The EP servicer is entitled to receive this benefit as long as it remains in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria. The annual assessment is in part based upon subjective factors which alone may form the basis for an ED determination to withdraw the designation. If the designation is withdrawn, the 3 percent Risk Sharing may be applied retroactively to the date of the occurrence that resulted in noncompliance. The College Cost Reduction Act of 2007 eliminated the EP designation effective October 1, 2007. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — RECENT DEVELOPMENTS — Other Developments — Exceptional Performer.”

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

HEA — The Higher Education Act of 1965, as amended.

Lender Partners — Lender Partners are lenders who originate loans under forward purchase commitments to Sallie Mae where we own the loans from inception or acquire the loans soon after origination.

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

Merger — On April 16, 2007, the Company announced that a buyer group (“Buyer Group”) led by J.C. Flowers & Co. (“J.C. Flowers”) signed a definitive agreement (“Merger Agreement”) to acquire the Company for approximately $25.3 billion or $60.00 per share of common stock. Under the terms of the Merger Agreement, J.C. Flowers and certain other private equity investors, including Friedman Fleischer & Lowe, would, upon consummation, invest approximately $4.4 billion and own 50.2 percent, and Bank of America (NYSE: BAC) and JPMorgan Chase (NYSE: JPM) each would, upon consummation, invest approximately $2.2 billion and each would own 24.9 percent of the surviving entity. The remainder of the purchase price is expected to be funded by debt. The Company’s independent board members unanimously approved the agreement and recommended that its shareholders approve the agreement. The Company’s shareholders approved the Merger Agreement during a special meeting of shareholders held on August 15, 2007. (See also “Merger Agreement” filed with the SEC on the Company’s Current Report on Form 8-K, dated April 18, 2007.) Pursuant to the Merger Agreement, the Company was not permitted to pay dividends on its common stock prior to the consummation of the proposed transaction. This restriction has been terminated. The Buyer Group has since repudiated the Merger Agreement and the Company has filed a lawsuit in Delaware Court of Chancery against the Buyer Group. Under guidance from the Delaware Court of Chancery at a scheduling hearing on November 5, 2007, the Company has elected to pursue an expedited decision on its October 19, 2007 motion for partial judgment on the pleadings. Specifically, the Company is seeking an expedited ruling that its interpretation of the Merger Agreement as it pertains to a “Material Adverse Effect” (as defined in the Merger Agreement) is the correct interpretation. The effect of this election will be that trial is expected to commence on an undetermined date after Thanksgiving 2008, rather than in mid-July 2008. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — RECENT DEVELOPMENTS — Merger-Related Developments.”

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

Risk Sharing — When a FFELP loan defaults, the federal government guarantees 97 percent of the principal balance plus accrued interest (98 percent on loans disbursed before July 1, 2006) and the holder of the loan generally must absorb the remaining three percent not guaranteed as a Risk Sharing loss on the loan. FFELP student loans originated after October 1, 1993 are subject to Risk Sharing on loan default claim payments unless the default results from the borrower’s death, disability or bankruptcy. FFELP loans serviced by a servicer that has EP designation (see definition above) from ED are subject to one-percent Risk Sharing for claims filed on or after July 1, 2006 and before October 1, 2007.

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

SLM CORPORATION

FORM 10-Q
INDEX
September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)

Assets
FFELP Stafford and Other Student Loans (net of allowance for losses of $30,655 and $8,701, respectively)	$34,108,560	$24,840,464
FFELP Consolidation Loans (net of allowance for losses of $26,809 and $11,614, respectively)	71,370,681	61,324,008
Private Education Loans (net of allowance for losses of $454,100 and $308,346, respectively)	13,675,571	9,755,289
Other loans (net of allowance for losses of $21,738 and $20,394, respectively)	1,193,405	1,308,832
Investments
Available-for-sale	4,152,071	2,464,121
Other	92,976	99,330

Total investments	4,245,047	2,563,451
Cash and cash equivalents	7,794,954	2,621,222
Restricted cash and investments	4,999,369	3,423,326
Retained Interest in off-balance sheet securitized loans	3,238,637	3,341,591
Goodwill and acquired intangible assets, net	1,354,141	1,371,606
Other assets	8,835,025	5,585,943

Total assets	$150,815,390	$116,135,732

Liabilities
Short-term borrowings	$33,008,374	$3,528,263
Long-term borrowings	108,860,988	104,558,531
Other liabilities	3,934,267	3,679,781

Total liabilities	145,803,629	111,766,575

Commitments and contingencies

Minority interest in subsidiaries	10,054	9,115

Stockholders’ equity
Preferred stock, par value $.20 per share, 20,000 shares authorized; Series A: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share; Series B: 4,000 and 4,000 shares issued, respectively, at stated value of $100 per share	565,000	565,000
Common stock, par value $.20 per share, 1,125,000 shares authorized; 439,660 and 433,113 shares issued, respectively	87,932	86,623
Additional paid-in capital	2,847,748	2,565,211
Accumulated other comprehensive income (net of tax of $128,716 and $183,684, respectively)	245,352	349,111
Retained earnings	2,437,639	1,834,718

Stockholders’ equity before treasury stock	6,183,671	5,400,663
Common stock held in treasury: 25,544 and 22,496 shares, respectively	1,181,964	1,040,621

Total stockholders’ equity	5,001,707	4,360,042

Total liabilities and stockholders’ equity	$150,815,390	$116,135,732

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest income:
FFELP Stafford and Other Student Loans	$545,618	$364,621	$1,507,680	$1,000,211
FFELP Consolidation Loans	1,145,473	916,091	3,247,573	2,579,017
Private Education Loans	392,737	254,747	1,060,509	729,796
Other loans	25,990	24,550	80,416	71,398
Cash and investments	211,303	141,083	466,731	361,847

Total interest income	2,321,121	1,701,092	6,362,909	4,742,269
Total interest expense	1,879,811	1,363,271	5,109,130	3,660,122

Net interest income	441,310	337,821	1,253,779	1,082,147
Less: provisions for loan losses	142,600	67,242	441,130	194,957

Net interest income after provisions for loan losses	298,710	270,579	812,649	887,190

Other income (loss):
Gains on student loan securitizations	—	201,132	367,300	902,417
Servicing and securitization revenue	28,883	187,082	413,808	368,855
Losses on loans and securities, net	(25,163)	(13,427)	(67,051)	(24,899)
Gains (losses) on derivative and hedging activities, net	(487,478)	(130,855)	(22,881)	(94,875)
Guarantor servicing fees	45,935	38,848	115,449	99,011
Debt management fees	76,306	122,556	243,865	304,329
Collections revenue	52,788	57,913	195,442	181,951
Other	106,684	87,923	292,121	234,380

Total other income (loss)	(202,045)	551,172	1,538,053	1,971,169
Operating expenses:
Salaries and benefits	185,741	179,910	563,723	523,977
Other	170,158	173,584	547,150	469,428

Total operating expenses	355,899	353,494	1,110,873	993,405

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	(259,234)	468,257	1,239,829	1,864,954
Income taxes	84,449	203,686	499,187	722,559

Income (loss) before minority interest in net earnings of subsidiaries	(343,683)	264,571	740,642	1,142,395
Minority interest in net earnings of subsidiaries	77	1,099	1,778	3,544

Net income (loss)	(343,760)	263,472	738,864	1,138,851
Preferred stock dividends	9,274	9,221	27,523	26,309

Net income (loss) attributable to common stock	$(353,034)	$254,251	$711,341	$1,112,542

Basic earnings (loss) per common share	$(.85)	$.62	$1.73	$2.71

Average common shares outstanding	412,944	410,034	411,958	411,212

Diluted earnings (loss) per common share	$(.85)	$.60	$1.69	$2.56

Average common and common equivalent shares outstanding	412,944	449,841	420,305	452,012

Dividends per common share	$—	$.25	$.25	$.72

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at June 30, 2006	7,300,000	430,753,515	(19,078,488)	411,675,027	$565,000	$86,151	$2,440,565	$370,204	$1,775,948	$(878,100)	$4,359,768
Comprehensive income:
Net income									263,472		263,472
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								98,168			98,168
Change in unrealized gains (losses) on derivatives, net of tax								(7,845)			(7,845)

Comprehensive income											353,795
Cash dividends:
Common stock ($.25 per share)									(101,995)		(101,995)
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)
Preferred stock, series B ($1.54 per share)									(6,183)		(6,183)
Issuance of common shares		836,344	4,996	841,340		167	25,380			259	25,806
Preferred stock issuance costs and related amortization							163		(163)		—
Tax benefit related to employee stock option and purchase plans							6,695				6,695
Stock-based compensation cost							18,048				18,048
Repurchase of common shares:
Open market repurchases			(2,159,827)	(2,159,827)						(100,000)	(100,000)
Equity forwards:
Exercise cost, cash			(861,576)	(861,576)						(47,163)	(47,163)
(Gain) loss on settlement			—	—						3,826	3,826
Benefit plans			(134,033)	(134,033)						(6,699)	(6,699)

Balance at September 30, 2006	7,300,000	431,589,859	(22,228,928)	409,360,931	$565,000	$86,318	$2,490,851	$460,527	$1,928,204	$(1,027,877)	$4,503,023

Balance at June 30, 2007	7,300,000	436,095,303	(23,477,044)	412,618,259	$565,000	$87,219	$2,721,554	$265,388	$2,790,674	$(1,081,774)	$5,348,061
Comprehensive income:
Net income									(343,760)		(343,760)
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(12,914)			(12,914)
Change in unrealized gains (losses) on derivatives, net of tax								(7,208)			(7,208)
Defined benefit pension plans adjustment								86			86

Comprehensive income											(363,796)
Cash dividends:
Preferred stock, series A ($.87 per share)									(2,875)		(2,875)
Preferred stock, series B ($1.58 per share)									(6,236)		(6,236)
Restricted stock dividend									(1)		(1)
Issuance of common shares		3,565,038	—	3,565,038		713	86,182				86,895
Preferred stock issuance costs and related amortization							163		(163)		—
Tax benefit related to employee stock option and purchase plans							31,105				31,105
Stock-based compensation cost							8,744				8,744
Repurchase of common shares:
Benefit plans			(2,067,201)	(2,067,201)						(100,190)	(100,190)

Balance at September 30, 2007	7,300,000	439,660,341	(25,544,245)	414,116,096	$565,000	$87,932	$2,847,748	$245,352	$2,437,639	$(1,181,964)	$5,001,707

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2005	7,300,000	426,483,527	(13,346,717)	413,136,810	$565,000	$85,297	$2,233,647	$367,910	$1,111,743	$(572,172)	$3,791,425
Comprehensive income:
Net income									1,138,851		1,138,851
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								91,356			91,356
Change in unrealized gains (losses) on derivatives, net of tax								1,256			1,256
Minimum pension liability adjustment								5			5

Comprehensive income											1,231,468
Cash dividends:
Common stock ($.72 per share)									(296,081)		(296,081)
Preferred stock, series A ($2.61 per share)									(8,625)		(8,625)
Preferred stock, series B ($4.28 per share)									(17,200)		(17,200)
Issuance of common shares		5,106,332	58,745	5,165,077		1,021	157,331			3,234	161,586
Preferred stock issuance costs and related amortization							484		(484)		—
Tax benefit related to employee stock option and purchase plans							44,654				44,654
Stock-based compensation cost							54,735				54,735
Repurchase of common shares:
Open market repurchases			(2,159,827)	(2,159,827)						(100,000)	(100,000)
Equity forwards:
Exercise cost, cash			(5,395,979)	(5,395,979)						(295,376)	(295,376)
(Gain) loss on settlement			—	—						10,907	10,907
Benefit plans			(1,385,150)	(1,385,150)						(74,470)	(74,470)

Balance at September 30, 2006	7,300,000	431,589,859	(22,228,928)	409,360,931	$565,000	$86,318	$2,490,851	$460,527	$1,928,204	$(1,027,877)	$4,503,023

Balance at December 31, 2006	7,300,000	433,112,982	(22,496,170)	410,616,812	$565,000	$86,623	$2,565,211	$349,111	$1,834,718	$(1,040,621)	$4,360,042
Comprehensive income:
Net income									738,864		738,864
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on investments, net of tax								(103,014)			(103,014)
Change in unrealized gains (losses) on derivatives, net of tax								(309)			(309)
Defined benefit pension plans adjustment								(436)			(436)

Comprehensive income											635,105
Cash dividends:
Common stock ($.25 per share)									(102,658)		(102,658)
Preferred stock, series A ($2.61 per share)									(8,625)		(8,625)
Preferred stock, series B ($4.64 per share)									(18,414)		(18,414)
Restricted stock dividend									(1)		(1)
Issuance of common shares		6,547,359	35,364	6,582,723		1,309	180,376			1,584	183,269
Preferred stock issuance costs and related amortization							484		(484)		—
Tax benefit related to employee stock option and purchase plans							46,579				46,579
Stock-based compensation cost							55,098				55,098
Cumulative effect of accounting change									(5,761)		(5,761)
Repurchase of common shares:
Benefit plans			(3,083,439)	(3,083,439)						(142,927)	(142,927)

Balance at September 30, 2007	7,300,000	439,660,341	(25,544,245)	414,116,096	$565,000	$87,932	$2,847,748	$245,352	$2,437,639	$(1,181,964)	$5,001,707

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended
	September 30,
		Restated
	2007	2006
	(Unaudited)	(Unaudited)

Operating activities
Net income	$738,864	$1,138,851
Adjustments to reconcile net income to net cash used in operating activities:
Gains on student loan securitizations	(367,300)	(902,417)
Losses on sales of loans and securities, net	67,051	24,899
Stock-based compensation cost	65,193	62,081
Unrealized (gains)/losses on derivative and hedging activities, excluding equity forwards	(129,078)	(193,972)
Unrealized (gains)/losses on derivative and hedging activities — equity forwards	73,467	181,616
Provisions for loan losses	441,130	194,957
Minority interest, net	(1,239)	(5,639)
Mortgage loans originated	(528,241)	(1,030,296)
Proceeds from sales of mortgage loans	585,853	1,052,750
Decrease (increase) in restricted cash-other	127	(148,312)
(Increase) in accrued interest receivable	(1,018,465)	(722,659)
Increase in accrued interest payable	157,082	167,418
Adjustment for non-cash (income)/loss related to Retained Interest	142,225	147,839
(Increase) decrease in other assets, goodwill and acquired intangible assets, net	(269,818)	390,679
Increase in other liabilities	649,274	394,756

Total adjustments	(132,739)	(386,300)

Net cash provided by operating activities	606,125	752,551

Investing activities
Student loans acquired	(31,057,701)	(27,121,113)
Loans purchased from securitized trusts (primarily loan consolidations)	(3,944,000)	(5,903,077)
Reduction of student loans:
Installment payments	8,532,193	7,846,175
Proceeds from securitization of student loans treated as sales	1,976,599	19,521,365
Proceeds from sales of student loans	777,982	94,578
Other loans originated	(2,967,425)	(1,302,201)
Other loans repaid	3,007,256	1,159,201
Other investing activities, net	(204,634)	(110,866)
Purchases of available-for-sale securities	(65,822,245)	(58,882,238)
Proceeds from sales of available-for-sale securities	73,199	2,866
Proceeds from maturities of available-for-sale securities	64,214,984	59,393,499
Purchases of held-to-maturity and other securities	(330,050)	(559,098)
Proceeds from maturities of held-to-maturity securities and other securities	434,771	635,268
(Increase) in restricted cash — on-balance sheet trusts	(1,696,092)	(424,200)
Return of investment from Retained Interest	199,345	66,781
Purchase of subsidiaries, net of cash acquired	—	(289,162)

Net cash (used in) investing activities	(26,805,818)	(5,872,222)

Financing activities
Short-term borrowings issued	5,027,546	15,854,385
Short-term borrowings repaid	(6,870,392)	(15,860,749)
Long-term borrowings issued	1,567,602	7,682,583
Long-term borrowings repaid	(3,078,229)	(4,284,140)
Borrowings collateralized by loans in trust issued	18,953,651	6,203,019
Borrowings collateralized by loans in trust repaid	(4,295,630)	(3,860,982)
Asset-backed commercial paper conduits — net activity	20,391,717	7,303
Other financing activities, net	(54,790)	(64,886)
Excess tax benefit from the exercise of stock-based awards	29,535	27,445
Common stock issued	159,832	144,448
Net settlements on equity forward contracts	(184,793)	(45,906)
Common stock repurchased	(142,927)	(469,846)
Common dividends paid	(102,658)	(296,081)
Preferred dividends paid	(27,039)	(25,825)

Net cash provided by financing activities	31,373,425	5,010,768

Net increase (decrease) in cash and cash equivalents	5,173,732	(108,903)
Cash and cash equivalents at beginning of period	2,621,222	2,498,655

Cash and cash equivalents at end of period	$7,794,954	$2,389,752

Cash disbursements made for:
Interest	$4,966,249	$3,117,085

Income taxes	$704,206	$574,220

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, consolidated financial statements of SLM Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods have been included. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007. The consolidated balance sheet at December 31, 2006, as presented, was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2006 Annual Report on Form 10-K.

Reclassifications

Certain reclassifications have been made to the balances as of and for the three and nine months ended September 30, 2006 to be consistent with classifications adopted for 2007.

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

Recently Issued Accounting Pronouncements

The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits entities an irrevocable election to measure many financial instruments and certain other items at fair value, on an instrument-by-instrument basis. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring derivative instruments and the hedged assets and liabilities differently, without having to apply complex hedge accounting provisions. Most recognized financial assets and liabilities are eligible items for the measurement option established by the

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

statement. There are a few exceptions, including an investment in a subsidiary or an interest in a variable interest entity that is required to be consolidated, certain obligations related to post-employment benefits, assets or liabilities recognized under leases, various deposits and financial instruments classified as shareholders’ equity. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date. The Company is currently evaluating the impact of this standard on its financial statements. The statement will be effective beginning January 1, 2008.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
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

In January 2007, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” Implementation Issues No. B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor (Amended),” and No. B40, “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets.” The guidance clarifies various aspects of SFAS No. 155 and will require the Company to either (1) separately record embedded derivatives that may reside in the Company’s Residual Interest and on-balance sheet securitization debt, or (2) if embedded derivatives exist that require bifurcation, record the entire Residual Interest at fair value with changes in the fair value of the Company’s Residual Interest and on-balance sheet securitization debt in their entirety. This standard is prospectively applied in 2007 for new securitizations and does not apply to the Company’s existing Residual Interest or on-balance sheet securitization debt that settled prior to 2007.

If material embedded derivatives exist within the Residual Interest that require bifurcation, the Company will most likely elect to carry the entire Residual Interest at fair value with subsequent changes in fair value recorded in earnings. This election could have a material impact on earnings, as prior to the adoption of SFAS No. 155, changes in the fair value of these Residual Interests would have been recorded through other comprehensive income (except for impairment which is recorded through income). In the first quarter of 2007, the Company elected this option related to the Private Education Loan securitization which settled in the first quarter of 2007 and as a result, has recorded related unrealized gains/losses through earnings that, prior to the

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

1.	Significant Accounting Policies (Continued)

adoption of SFAS No. 155, would have been recorded through other comprehensive income (except for any impairment required to be recognized).

The Company has concluded, based on its current securitization deal structures, that its on-balance sheet securitization debt will not be materially impacted upon the adoption of SFAS No. 155 as embedded derivatives will not have a material value. Accordingly, there was no impact for the nine months ended September 30, 2007, as it relates to on-balance sheet securitization debt.

2.	Allowance for Student Loan Losses

The Company’s provisions for student loan losses represent the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the student loan portfolios. The evaluation of the provisions for student loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. The Company believes that the allowance for student loan losses is appropriate to cover probable losses inherent in the student loan portfolios.

The following table summarizes changes in the allowance for student loan losses for both the Private Education Loan and federally insured student loan portfolios for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Balance at beginning of period	$451,987	$268,562	$328,661	$219,062
Provisions for student loan losses	137,220	61,864	429,386	184,480
Charge-offs	(86,440)	(37,954)	(264,745)	(108,107)
Recoveries	8,685	5,652	23,301	18,081

Net charge-offs	(77,755)	(32,302)	(241,444)	(90,026)

Balance before reductions for student loan sales and securitizations	511,452	298,124	516,603	313,516
Adjustments for student loan sales and securitizations	112	(4,781)	(5,039)	(20,173)

Balance at end of period	$511,564	$293,343	$511,564	$293,343

The following table summarizes the total provisions for loan losses for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Private Education Loans	$99,687	$58,549	$380,093	$175,133
FFELP Stafford and Other Student Loans	37,533	3,315	49,293	9,347
Mortgage and consumer loans	5,380	5,378	11,744	10,477

Total provisions for loan losses	$142,600	$67,242	$441,130	$194,957

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Student Loan Losses (Continued)

The third quarter 2007 FFELP provision included a cumulative $30 million adjustment of non-recurring provision expense for student loans related to the repeal of the Exceptional Performer program (and the resulting increase in the Company’s Risk Sharing allowance) due to the passage of the College Cost Reduction and Access Act of 2007 on September 27, 2007.

The following table summarizes changes in the allowance for student loan losses for Private Education Loans for the three and nine months ended September 30, 2007 and 2006. The provision for the nine months ended September 30, 2007, included an update to the Company’s projected default rates reflecting an increased gross charge-off expectation which was somewhat offset by an increase in expected life-of-loan recoveries.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Balance at beginning of period	$427,904	$251,582	$308,346	$204,112
Provision for Private Education Loan losses	99,687	58,549	380,093	175,133
Charge-offs	(82,176)	(36,845)	(251,860)	(105,564)
Recoveries	8,685	5,652	23,301	18,081

Net charge-offs	(73,491)	(31,193)	(228,559)	(87,483)

Balance before securitization of Private Education Loans	454,100	278,938	459,880	291,762
Reduction for securitization of Private Education Loans	—	(3,964)	(5,780)	(16,788)

Balance at end of period	$454,100	$274,974	$454,100	$274,974

Net charge-offs as a percentage of average loans in repayment (annualized)	5.12%	3.19%	5.69%	3.06%
Net charge-offs as a percentage of average loans in repayment and forbearance (annualized)	4.61%	2.95%	5.18%	2.82%
Allowance as a percentage of the ending total loan balance	3.21%	3.24%	3.21%	3.24%
Allowance as a percentage of ending loans in repayment	7.70%	6.91%	7.70%	6.91%
Allowance coverage of net charge-offs (annualized)	1.56	2.22	1.49	2.35
Average total loans	$12,705,773	$8,078,690	$11,663,982	$8,348,271
Ending total loans	$14,129,671	$8,497,374	$14,129,671	$8,497,374
Average loans in repayment	$5,696,049	$3,878,857	$5,373,462	$3,821,361
Ending loans in repayment	$5,895,619	$3,980,466	$5,895,619	$3,980,466

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

2.	Allowance for Student Loan Losses (Continued)

Delinquencies

The table below presents the Company’s Private Education Loan delinquency trends as of September 30, 2007, December 31, 2006, and September 30, 2006. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	September 30,		December 31,		September 30,
	2007		2006		2006
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$7,966		$5,218		$4,497
Loans in forbearance(2)	701		359		341
Loans in repayment and percentage of each status:
Loans current	5,186	88.0%	4,214	86.9%	3,462	87.0%
Loans delinquent 31-60 days(3)	275	4.7	250	5.1	209	5.3
Loans delinquent 61-90 days(3)	156	2.6	132	2.7	121	3.0
Loans delinquent greater than 90 days(3)	279	4.7	255	5.3	188	4.7

Total Private Education Loans in repayment	5,896	100%	4,851	100%	3,980	100%

Total Private Education Loans, gross	14,563		10,428		8,818
Private Education Loan unamortized discount	(433)		(365)		(321)

Total Private Education Loans	14,130		10,063		8,497
Private Education Loan allowance for losses	(454)		(308)		(275)

Private Education Loans, net	$13,676		$9,755		$8,222

Percentage of Private Education Loans in repayment	40.5%		46.5%		45.1%

Delinquencies as a percentage of Private Education Loans in repayment	12.0%		13.1%		13.0%

Loans in forbearance as a percentage of loans in repayment and forbearance	10.6%		6.9%		7.9%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors consistent with the established loan program servicing procedures and policies.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Goodwill and Acquired Intangible Assets

Intangible assets include the following:

	Average	As of September 30, 2007
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$379	$(147)	$232
Tax exempt bond funding	10 years	—	—	—
Software and technology	7 years	95	(74)	21
Non-compete agreements	2 years	12	(10)	2

Total		486	(231)	255
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	115	—	115

Total acquired intangible assets		$601	$(231)	$370

	Average	As of December 31, 2006
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$367	$(115)	$252
Tax exempt bond funding	10 years	46	(37)	9
Software and technology	7 years	94	(62)	32
Non-compete agreements	2 years	12	(9)	3

Total		519	(223)	296
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	106	—	106

Total acquired intangible assets		$625	$(223)	$402

The Company recorded intangible impairment and amortization of acquired intangibles totaling $19 million and $37 million for the three months ended September 30, 2007 and 2006, respectively, and $59 million and $68 million for the nine months ended September 30, 2007 and 2006, respectively. The Company will continue to amortize its intangible assets with definite useful lives over their remaining estimated useful lives.

A summary of changes in the Company’s goodwill by reportable segment (see Note 11, “Segment Reporting”) is as follows:

	December 31,		September 30,
(Dollars in millions)	2006	Adjustments	2007

Lending	$406	$1	$407
Asset Performance Group	349	28	377
Corporate and Other	215	(15)	200

Total	$970	$14	$984

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

3.	Goodwill and Acquired Intangible Assets (Continued)

Acquisitions are accounted for under the purchase method of accounting as defined in SFAS No. 141, “Business Combinations.” The Company allocates the purchase price to the fair value of the acquired tangible assets, liabilities and identifiable intangible assets as of the acquisition date as determined by an independent appraiser. Goodwill associated with the Company’s acquisitions is reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and is addressed further in Note 2, “Significant Accounting Policies,” within the Company’s 2006 Annual Report on Form 10-K.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

The following table summarizes the Company’s securitization activity for the three and nine months ended September 30, 2007 and 2006. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three Months Ended September 30,
	2007				2006
		Loan	Pre-			Loan	Pre-
	No. of	Amount	Tax		No. of	Amount	Tax
(Dollars in millions)	Transactions	Securitized	Gain	Gain%	Transactions	Securitized	Gain	Gain%

Securitizations sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	2	4,001	19	.5
Private Education Loans	—	—	—	—	1	1,088	182	16.7

Total securitizations sales	—	—	$—	—%	3	5,089	$201	4.0%

Securitization financings:
FFELP Stafford/PLUS Loans(1)	—	—			—	—
FFELP Consolidation Loans(1)	1	2,493			1	3,001

Total securitizations financings	1	2,493			1	3,001

Total securitizations	1	$2,493			4	$8,090

	Nine Months Ended September 30,
	2007				2006
		Loan	Pre-			Loan	Pre-
	No. of	Amount	Tax		No. of	Amount	Tax
(Dollars in millions)	Transactions	Securitized	Gain	Gain%	Transactions	Securitized	Gain	Gain%

Securitizations sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	2	$5,004	$17	.3%
FFELP Consolidation Loans	—	—	—	—	4	9,503	55	.6
Private Education Loans	1	2,000	367	18.4	3	5,088	830	16.3

Total securitizations sales	1	2,000	$367	18.4%	9	19,595	$902	4.6%

Securitization financings:
FFELP Stafford/PLUS Loans(1)	2	7,004			—	—
FFELP Consolidation Loans(1)	3	11,480			2	6,002

Total securitizations financings	5	18,484			2	6,002

Total securitizations	6	$20,484			11	$25,597

(1)	In certain securitizations there are terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as variable interest entities (“VIEs”). Terms that prevent sale treatment include: (1) allowing the Company to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after the initial settlement of the securitization, which do not relate to the reissuance of third party beneficial interests or (3) allowing the Company to hold an unconditional call option related to a certain percentage of the securitized assets.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

Key economic assumptions used in estimating the fair value of Residual Interests at the date of securitization resulting from the student loan securitization sale transactions completed during the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,
	2007			2006
		FFELP	Private		FFELP	Private
	FFELP	Consolidation	Education	FFELP	Consolidation	Education
	Stafford(1)	Loans(1)	Loans(1)	Stafford(1)	Loans	Loans

Prepayment speed (annual rate)(2)	—	—	—	—	6%	4%
Interim status	—	—	—	—	—	—
Repayment status	—	—	—	—	—	—
Life of loan repayment status	—	—	—	—	—	—
Weighted average life	—	—	—	—	7.9 yrs.	9.2 yrs.
Expected credit losses (% of principal securitized)	—	—	—	—	.09%	4.75%
Residual cash flows discounted at (weighted average)	—	—	—	—	11.0%	12.7%

	Nine Months Ended September 30,
	2007			2006
		FFELP	Private		FFELP	Private
	FFELP	Consolidation	Education	FFELP	Consolidation	Education
	Stafford(1)	Loans(1)	Loans	Stafford	Loans	Loans

Prepayment speed (annual rate)(2)	—	—	—	*	6%	4%
Interim status	—	—	0%	—	—	—
Repayment status	—	—	4-7%	—	—	—
Life of loan repayment status	—	—	6%	—	—	—
Weighted average life	—	—	9.4 yrs.	3.7 yrs.	8.2 yrs.	9.4 yrs.
Expected credit losses (% of principal securitized)	—	—	4.69%	.15%	.19%	4.79%
Residual cash flows discounted at (weighted average)	—	—	12.5%	12.4%	10.8%	12.9%

(1)	No securitizations qualified for sale treatment in the period.

(2)	Effective December 31, 2006, the Company implemented Constant Prepayment Rates (“CPR”) curves for Residual Interest valuations that are based on the number of months since entering repayment that better reflect the CPR as the loan seasons. Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Previously, the Company applied a CPR that was based on a static life of loan assumption, irrespective of seasoning, or, in the case of FFELP Stafford and PLUS loans, the Company used a vector approach in applying the CPR. The repayment status CPR depends on the number of months since first entering repayment or as the loans seasons through the portfolio. Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

*	CPR of 20 percent for 2006, 15 percent for 2007 and 10 percent thereafter.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

Retained Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests, included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of September 30, 2007 and December 31, 2006.

	As of September 30, 2007
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
(Dollars in millions)	PLUS	Trusts(1)	Loan Trusts(5)	Total

Fair value of Residual Interests(2)	$472	$688	$2,079	$3,239
Underlying securitized loan balance(3)	10,010	16,216	14,281	40,507
Weighted average life	2.9 yrs.	7.4 yrs.	7.1 yrs.
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	3-38%	3-8%	1-30%
Life of loan — repayment status	21%	6%	9%
Expected credit losses (% of student loan principal)	.11%	.15%	4.46%
Residual cash flows discount rate	12.1%	10.4%	12.5%

	As of December 31, 2006
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
(Dollars in millions)	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$701	$676	$1,965	$3,342
Underlying securitized loan balance(3)	14,794	17,817	13,222	45,833
Weighted average life	2.9 yrs.	7.3 yrs.	7.2 yrs.
Prepayment speed (annual rate)
Interim status	0%	N/A	0%
Repayment status	0-43%	3-9%	4-7%
Life of loan — repayment status	24%	6%	6%
Expected credit losses (% of student loan principal)	.06%	.07%	4.36%
Residual cash flows discount rate	12.6%	10.5%	12.6%

(1)	Includes $167 million and $151 million related to the fair value of the Embedded Floor Income as of September 30, 2007 and December 31, 2006, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the paydown of the underlying loans.

(2)	At September 30, 2007 and December 31, 2006, the Company had unrealized gains (pre-tax) in accumulated other comprehensive income of $281 million and $389 million, respectively, that related to the Retained Interests.

(3)	In addition to student loans in off-balance sheet trusts, the Company had $61.9 billion and $48.6 billion of securitized student loans outstanding (face amount) as of September 30, 2007 and December 31, 2006, respectively, in on-balance sheet securitization trusts.

(4)	Effective December 31, 2006, the Company implemented CPR curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Previously, the Company applied a CPR that was based on a static life of loan assumption, and, in the case of FFELP Stafford and PLUS loans, the Company applied a vector approach, irrespective of seasoning. Repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

(5)	As discussed in Note 1, “Significant Accounting Policies — Accounting for Certain Hybrid Financial Instruments” the Company adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” effective January 1, 2007. As a result, the Company elected to carry the Residual Interest on the Private Education Loan securitization which settled in the first quarter of 2007 at fair value with subsequent changes in fair value recorded in earnings. The fair value of this Residual Interest at September 30, 2007 was $382 million inclusive of a net $5 million fair value gain adjustment recorded since settlement.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

The Company recorded impairments to the Retained Interests of $90 million and $4 million, respectively, for the three months ended September 30, 2007 and 2006, and $137 million and $148 million, respectively, for the nine months ended September 30, 2007 and 2006. The impairment charges were the result of FFELP loans prepaying faster than projected through loan consolidations ($31 million and $4 million for the three months ended September 30, 2007 and 2006, respectively, and $54 million and $97 million for the nine months ended September 30, 2007 and 2006, respectively), impairment to the Floor Income component of the Company’s Retained Interest due to increases in interest rates during the period ($0 million for both the three months ended September 30, 2007 and 2006, respectively, and $24 million and $51 million for the nine months ended September 30, 2007 and 2006, respectively), and an increase in prepayments and acceleration of defaults related to Private Education Loans ($59 million for the three and nine months ended September 30, 2007).

As of September 30, 2007 the Company updated the following assumptions used to calculate the fair value of the Residual Interests: (1) the prepayment assumption related to Private Education Loans was increased from 6 percent to 9 percent to account for the Company’s continued expectation of increased consolidation activity, (2) the expected credit losses assumed for the FFELP loans have been increased to account for the Company’s higher percentage of Risk Sharing resulting from the new legislation; and (3) the timing of expected defaults of Private Education Loans was accelerated based on the most current information the Company has observed. The overall expectation of Private Education Loan defaults did not materially change; however, acceleration of the timing has the effect of decreasing the value of the Company’s Residual Interests. The changes in these assumptions related to the Company’s Private Education Loan Residual Interests and FFELP Residual Interests resulted in a $196 million and $11 million reduction in fair value, respectively. The Company also assessed the appropriateness of the current risk premium which is added to the risk free rate for the purpose of arriving at a discount rate in light of the current economic and credit uncertainty that exists in the market. This discount rate is applied to the projected cash flows to arrive at a fair value representative of the current economic conditions. The Company concluded that the current risk premium is appropriate as it takes into account the current level of cash flow uncertainty and lack of liquidity that may exist with the Residual Interests.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

4.	Student Loan Securitization (Continued)

The table below shows the Company’s off-balance sheet Private Education Loan delinquency trends as of September 30, 2007, December 31, 2006 and September 30, 2006.

	September 30,		December 31,		September 30,
	2007		2006		2006
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$6,126		$5,608		$6,861
Loans in forbearance(2)	1,251		822		901
Loans in repayment and percentage of each status:
Loans current	6,524	94.5%	6,419	94.5%	5,281	94.3%
Loans delinquent 31-60 days(3)	192	2.8	222	3.3	164	2.9
Loans delinquent 61-90 days(3)	71	1.0	60	.9	68	1.2
Loans delinquent greater than 90 days(3)	116	1.7	91	1.3	90	1.6

Total off-balance sheet Private Education Loans in repayment	6,903	100%	6,792	100%	5,603	100%

Total off-balance sheet Private Education Loans, gross	$14,280		$13,222		$13,365

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on their loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors consistent with the established loan program servicing procedures and programs.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Derivative Financial Instruments

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at September 30, 2007 and December 31, 2006 and their impact on other comprehensive income and earnings for the three and nine months ended September 30, 2007 and 2006. At September 30, 2007 and December 31, 2006, $11 million (none of which is in restricted cash and investments on the balance sheet) and $418 million (of which $53 million is in restricted cash and investments on the balance sheet) fair value, respectively, of available-for-sale investment securities and $445 million and $28 million, respectively, of cash were pledged as collateral against these derivative instruments.

	Cash Flow		Fair Value		Trading		Total
	Sept. 30,	December 31,	Sept. 30,	December 31,	Sept. 30,	December 31,	Sept. 30,	December 31,
(Dollars in millions)	2007	2006	2007	2006	2007	2006	2007	2006

Fair Values(1)
Interest rate swaps	$(11)	$(9)	$(235)	$(355)	$40	$(111)	$(206)	$(475)
Floor/Cap contracts	—	—	—	—	(296)	(200)	(296)	(200)
Futures	—	—	—	—	—	—	—	—
Equity forwards	—	—	—	—	(101)	(213)	(101)	(213)
Cross currency interest rate swaps	—	—	3,273	1,440	—	—	3,273	1,440

Total	$(11)	$(9)	$3,038	$1,085	$(357)	$(524)	$2,670	$552

(Dollars in billions)
Notional Values
Interest rate swaps	$1.9	$2.1	$15.6	$15.6	$193.4	$162.0	$210.9	$179.7
Floor/Cap contracts	—	—	—	—	39.9	21.5	39.9	21.5
Futures	—	.1	—	—	.6	.6	.6	.7
Cross currency interest rate swaps	—	—	23.8	23.0	.1	—	23.9	23.0
Other(2)	—	—	—	—	.5	2.0	.5	2.0

Total	$1.9	$2.2	$39.4	$38.6	$234.5	$186.1	$275.8	$226.9

(Shares in millions)
Contracts
Equity forwards	—	—	—	—	48.2	48.2	48.2	48.2

(1)	Fair values reported are exclusive of collateral held and/or pledged.

(2)	“Other” includes embedded derivatives bifurcated from newly issued on-balance sheet securitization debt, as a result of adopting SFAS No. 155 (see Note 1, “Significant Accounting Policies — Accounting for Certain Hybrid Financial Instruments”). In addition, for December 31, 2006, “other” consisted of an embedded derivative ($2 billion notional) bifurcated from the convertible debenture issuance that relates primarily to certain contingent interest and conversion features of the debt. All of the embedded derivatives have had a de minimis fair value since bifurcation.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Derivative Financial Instruments (Continued)

	Three Months Ended September 30,
	Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	2007	2006	2007	2006	2007	2006	2007	2006

Changes to accumulated other comprehensive income, net of tax
Change in fair value to cash flow hedges	$(7)	$(11)	$—	$—	$—	$—	$(7)	$(11)
Amortization of effective hedges(1)	—	4	—	—	—	—	—	4

Change in accumulated other comprehensive income, net	$(7)	$(7)	$—	$—	$—	$—	$(7)	$(7)

Earnings Summary
Amortization of closed futures contracts’ gains/losses in interest expense(2)	$—	$(6)	$—	$—	$—	$—	$—	$(6)
Gains (losses) on derivative and hedging activities — Realized(3)	—	—	—	—	(33)	(18)	(33)	(18)
Gains (losses) on derivative and hedging activities — Unrealized(4)	—	—	22	(20)	(476)	(93)	(454)	(113)

Total earnings impact	$—	$(6)	$22	$(20)	$(509)	$(111)	$(487)	$(137)

	Nine Months Ended September 30,
	Cash Flow		Fair Value		Trading		Total
(Dollars in millions)	2007	2006	2007	2006	2007	2006	2007	2006

Changes to accumulated other comprehensive income, net of tax
Change in fair value to cash flow hedges	$(1)	$(9)	$—	$—	$—	$—	$(1)	$(9)
Amortization of effective hedges(1)	1	11	—	—	—	—	1	11

Change in accumulated other comprehensive income, net	$—	$2	$—	$—	$—	$—	$—	$2

Earnings Summary
Amortization of closed futures contracts’ gains/losses in interest expense(2)	$(2)	$(17)	$—	$—	$—	$—	$(2)	$(17)
Gains (losses) on derivative and hedging activities — Realized(3)	—	—	—	—	(79)	(107)	(79)	(107)
Gains (losses) on derivative and hedging activities — Unrealized(4)	—	—	38	23	18	(11)	56	12

Total earnings impact	$(2)	$(17)	$38	$23	$(61)	$(118)	$(25)	$(112)

(1)	The Company expects to amortize $.1 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging the forecasted issuance of debt instruments that were outstanding as of September 30, 2007.

(2)	For futures contracts that qualify as SFAS No. 133 hedges where the hedged transaction occurs.

(3)	Includes net settlement income/expense related to trading derivatives and realized gains and losses related to derivative dispositions.

(4)	The change in the fair value of cash flow and fair value hedges represents amounts related to ineffectiveness.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

5.	Derivative Financial Instruments (Continued)

Previously, the Company hedged the full fair value of certain fixed rate U.S. dollar denominated unsecured debt for SFAS No. 133 hedge accounting purposes. The widening of the Company’s credit spreads due to the Merger announcement (see Note 12, “Merger Related Developments”) resulted in certain hedge relationships no longer qualifying for hedge accounting as full fair value hedges. Those relationships, which no longer qualified for hedge accounting as full fair value hedges, were terminated and re-designated as hedges of changes in fair value due to changes in benchmark interest rates only, in the second quarter of 2007. The basis adjustment related to the hedged items as of the termination date is being amortized over the remaining life of the hedged items.

6.	Stockholders’ Equity

The following table summarizes the Company’s common share repurchases, issuances and equity forward activity for the three and nine months ended September 30, 2007 and 2006.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(Shares in millions)	2007	2006	2007	2006

Common shares repurchased:
Open market	—	2.2	—	2.2
Equity forwards	—	.9	—	5.4
Benefit plans(1)	2.1	.1	3.1	1.4

Total shares repurchased	2.1	3.2	3.1	9.0

Average purchase price per share	$48.47	$48.76	$46.35	$52.55

Common shares issued	3.6	.8	6.6	5.2

Equity forward contracts:
Outstanding at beginning of period	48.2	45.9	48.2	42.7
New contracts	—	3.2	—	10.9
Exercises	—	(.9)	—	(5.4)

Outstanding at end of period	48.2	48.2	48.2	48.2

Authority remaining at end of period to repurchase or enter into equity forwards	15.7	5.7	15.7	5.7

(1)	Includes shares withheld from stock option exercises and vesting of performance stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Stockholders’ Equity (Continued)

As of September 30, 2007, the expiration dates and purchase prices for outstanding equity forward contracts were as follows:

			Weighted
	Outstanding	Range of	Average
Year of Maturity	Contracts	Purchase Prices	Purchase Price
	(in millions of shares)

2008	7.3	$43.50 - $44.00	$43.80
2009	14.7	46.00 - 54.74	53.66
2010	15.0	54.74	54.74
2011	9.1	49.75 - 53.76	51.91
2012	2.1	46.30 - 46.70	46.40

	48.2		$51.86

The closing price of the Company’s common stock on September 30, 2007 was $49.67. Should the market value of the Company’s stock fall below certain initial trigger prices, the counterparty to the contract has a right to terminate the contract and settle all or a portion at the original contract price. For equity forward contracts outstanding at September 30, 2007, these initial trigger prices range from $23.93 per share to $30.11 per share.

Depending on market conditions and the economic terms negotiated with counterparties, the Company may enter into agreements to terminate certain of its equity forward purchase contracts. The Company anticipates that, if it were to enter into any such terminations, these contracts would likely be settled using the net cash settlement method. At any time, the Company may also repurchase shares in the open market, enter into new equity forward positions or utilize other programs that have similar economic results in connection with its share repurchase program.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

6.	Stockholders’ Equity (Continued)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes the after-tax change in unrealized gains and losses on available-for-sale investments, unrealized gains and losses on derivatives qualifying as cash flow hedges, and the defined benefit pension plans adjustment. The following table presents the cumulative balances of the components of other comprehensive income as of September 30, 2007, December 31, 2006 and September 30, 2006.

	September 30,	December 31,	September 30,
	2007	2006	2006

Net unrealized gains (losses) on investments(1)	$237,349	$340,363	$473,671
Net unrealized gains (losses) on derivatives(2)	(7,879)	(7,570)	(11,304)
Defined benefit pension plans:
Net prior service cost	(23)	(24)	—
Net gain	15,905	16,342	—

Total defined benefit pension plans(3)	15,882	16,318	—
Minimum pension liability adjustment(4)	—	—	(1,840)

Total accumulated other comprehensive income	$245,352	$349,111	$460,527

(1)	Net of tax expense of $123,928, $179,244 and $251,941 as of September 30, 2007, December 31, 2006 and September 30, 2006, respectively.

(2)	Net of tax benefit of $4,436, $4,347 and $6,512 as of September 30, 2007, December 31, 2006 and September 30, 2006, respectively.

(3)	Net of tax expense of $9,224 and $8,787 as of September 30, 2007 and December 31, 2006, respectively.

(4)	Net of tax benefit of $991 as of September 30, 2006.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

7.	Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) are calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations follows for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss) attributable to common stock	$(353,034)	$254,251	$711,341	$1,112,542
Adjusted for debt expense of convertible debentures (“Co-Cos”), net of taxes(1)	—	17,962	—	49,239
Adjusted for non-taxable unrealized gains on equity forwards(2)	—	(707)	—	(3,528)

Net income (loss) attributable to common stock, adjusted	$(353,034)	$271,506	$711,341	$1,158,253

Denominator (shares in thousands):
Weighted average shares used to compute basic EPS	412,944	410,034	411,958	411,212
Effect of dilutive securities:
Dilutive effect of Co-Cos	—	30,312	—	30,312
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, Employee Stock Purchase Plan (“ESPP”) and equity forwards(3)(4)	—	9,495	8,347	10,488

Dilutive potential common shares(5)	—	39,807	8,347	40,800

Weighted average shares used to compute diluted EPS	412,944	449,841	420,305	452,012

Net earnings (loss) per share:
Basic earnings (loss) per common share	$(.85)	$.62	$1.73	$2.71
Dilutive effect of Co-Cos(1)	—	—	—	(.07)
Dilutive effect of equity forwards(2)(4)	—	(.01)	—	(.01)
Dilutive effect of stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, and ESPP(3)	—	(.01)	(.04)	(.07)

Diluted earnings (loss) per common share	$(.85)	$.60	$1.69	$2.56

(1)	Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” requires the shares underlying Co-Cos to be included in diluted EPS computations regardless of whether the market price trigger or the conversion price has been met, using the “if-converted” method. On July 25, 2007, the Co-Cos were called at par.

(2)	SFAS No. 128, “Earnings per Share,” and the additional guidance provided by EITF Topic No. D-72, “Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share,” require both the denominator and the numerator to be adjusted in calculating the potential impact of the Company’s equity forward contracts on diluted EPS. Under this guidance, the impact can be dilutive when: (1) the average share price during the period is lower than the respective strike prices on the Company’s equity forward contracts, and (2) the Company recorded an unrealized gain or loss on derivative and hedging activities related to its equity forward contracts.

(3)	Reflects the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, nonvested deferred compensation, nonvested restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(4)	Reflects the potential dilutive effect of equity forward contracts, determined by the reverse treasury stock method.

(5)	For the three months ended September 30, 2007 and 2006, stock options and equity forwards of approximately 59 million shares and 60 million shares, respectively, and for the nine months ended September 30, 2007 and 2006, stock options and equity forwards of approximately 60 million shares and 54 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

8.	Pension Plans

Components of Net Periodic Pension Cost

Net periodic pension cost included the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost — benefits earned during the period	$1,775	$2,072	$5,325	$6,218
Interest cost on projected benefit obligations	3,083	2,862	9,251	8,586
Expected return on plan assets	(4,493)	(4,070)	(13,481)	(12,208)
Net amortization and deferral	(180)	123	(539)	367

Total net periodic pension cost	$185	$987	$556	$2,963

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it did not expect to contribute to its qualified pension plan (the “Qualified Plan”) in 2007. As of September 30, 2007, the Company had made no contributions to its Qualified Plan.

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

In the first and second quarters of 2007, the Company adjusted its federal unrecognized tax benefits to reflect the outcome of several issues that were addressed with the IRS as a part of the 2003-2004 exam cycle, primarily regarding the timing of recognition of certain income and deduction items. Several other less significant amounts of uncertain tax benefits were also added during these quarters and the third quarter of 2007. In total, as of September 30, 2007, the Company has gross unrecognized tax benefits of $189 million, unrecognized tax benefits that, if recognized, would impact the effective tax rate of $43 million, as well as total interest and penalties recognized in the statements of operations and financial position of $19 million.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

9.	Income Taxes (Continued)

Reasonably Possible Significant Increases/Decreases within Twelve Months

U.S. Federal Tax Uncertainties

The IRS issued a Revenue Agent’s Report (“RAR”) during the second quarter of 2007 concluding the primary exam of the Company’s 2003 and 2004 U.S. federal tax returns. However, the exam of these years remains open pending the conclusion of the separate IRS audit of an entity in which the Company is an investor (any results of which are not expected to have a material impact on the Company’s unrecognized tax benefit amounts). In addition, during the third quarter of 2007, the Company filed an administrative-level appeal related to one unagreed item originating from the Company’s 2004 U.S. federal tax return. An estimate of the range of the possible change to the balance of the Company’s unrecognized tax benefits that may result from resolution of the remaining unagreed item cannot at this time be made, pending further development of the appeals process.

In addition, the IRS is beginning the examination of the Company’s 2005 and 2006 federal income tax returns. It is reasonably possible that issues that arise during the exam may create the need for an increase in unrecognized tax benefits. Until the exam proceeds further, an estimate of any such amounts cannot currently be made.

Other Tax Uncertainties

In the event that the Company is not contacted for exam by additional tax authorities by the end of 2007, it is reasonably possible that there will be a decrease in the Company’s unrecognized tax position liability, due to the tolling of various statute of limitations periods. When considering both tax and interest amounts, such change could be approximately $5 million to $7 million.

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

The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense and penalties in operating expenses.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

10.	Contingencies

On October 8, 2007, the Company filed a lawsuit in the Delaware Court of Chancery against the Buyer Group seeking a declaration that the Buyer Group repudiated the Merger Agreement, that no “Material Adverse Effect” (as defined in the Merger Agreement) has occurred and that the Company may terminate the agreement and collect the $900 million termination fee (see Note 12, “Merger-Related Developments”).

On April 6, 2007, the Company was served with a putative class action suit by several borrowers in federal court in California. The complaint, which was amended on April 12, 2007, alleges violations of California Business & Professions Code 17200, breach of contract, breach of covenant of good faith and fair dealing, violation of consumer legal remedies act and unjust enrichment. The complaint challenges the Company’s FFELP billing practices as they relate to use of the simple daily interest method for calculating interest. On June 19, 2007, the Company filed a Motion to Dismiss the amended complaint. On September 14, 2007, the court entered an order denying Sallie Mae’s Motion to Dismiss. The court did not comment on the merits of the allegations or the plaintiffs’ case but instead merely determined that the allegations stated a claim sufficient under the Federal Rules of Civil Procedure. On September 17, 2007, the court entered a scheduling order that set July 8, 2008, as the start date for the trial. Discovery has commenced and is scheduled to continue through May 30, 2008. The Company believes these allegations lack merit and will continue to vigorously defend itself in this case. The Company filed an answer on September 28, 2007, denying any liability.

On January 25, 2007, the Attorney General of Illinois filed a lawsuit against one of the Company’s subsidiaries, Arrow Financial Services, LLC (“AFS”), in the Circuit Court of Cook County, Illinois alleging that AFS violated the Illinois Consumer Fraud and Deceptive Practices Act and the federal Fair Debt Collections Practices Act. The lawsuit seeks to enjoin AFS from violating the Illinois Consumer Fraud and Deceptive Practices Act and from engaging in debt management and collection services in or from the State of Illinois. The lawsuit also seeks to rescind certain agreements to pay back debt between AFS and Illinois consumers, to pay restitution to all consumers who have been harmed by AFS’s alleged unlawful practices, to impose a statutory civil penalty of $50,000 and to impose a civil penalty of $50,000 per violation ($60,000 per violation if the consumer is 65 years of age or older). The lawsuit alleges that as of January 25, 2007, 660 complaints against AFS have been filed with the Office of the Illinois Attorney General since 1999 and over 800 complaints have been filed with the Better Business Bureau. As of September 30, 2007, the Company owned 88 percent of the membership interests in AFS Holdings, LLC, the parent company of AFS. Management cannot predict the outcome of this lawsuit or its effect on the Company’s financial position or results of operations.

The Company is also subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed or the accuracy of the Company’s reports to credit bureaus. In addition, the collections subsidiaries in the Company’s asset performance group are routinely named in individual plaintiff or class action lawsuits in which the plaintiffs allege that the Company has violated a federal or state law in the process of collecting their accounts. Management believes that these claims, lawsuits and other actions will not have a material adverse effect on its business, financial condition or results of operations. Finally, from time to time, the Company receives information and document requests from state attorneys general and Congressional committees concerning certain of its business practices. The Company’s practice has been and continues to be to cooperate with the state attorneys general and Congressional committees and to be responsive to any such requests.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting

The Company has two primary operating segments as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” — the Lending operating segment and the Asset Performance Group (“APG”), formerly known as Debt Management Operations (“DMO”), operating segment. The Lending and APG operating segments meet the quantitative thresholds for reportable segments identified in SFAS No. 131. Accordingly, the results of operations of the Company’s Lending and APG business segments are presented below. The Company has smaller operating segments including the Guarantor Servicing, Student Loan Servicing, and Upromise operating segments as well as certain other products and services provided to colleges and universities that do not meet the quantitative thresholds identified in SFAS No. 131. Therefore, the results of operations for these smaller operating segments and the revenues and expenses associated with these other products and services are combined with corporate overhead and other corporate activities within the Corporate and Other reportable segment.

The management reporting process measures the performance of the Company’s operating segments based on the management structure of the Company as well as the methodology used by management to evaluate performance and allocate resources. Management, including the Company’s chief operating decision maker, evaluates the performance of the Company’s operating segments based on their profitability. As discussed further below, management measures the profitability of the Company’s operating segments based on “Core Earnings” net income. Accordingly, information regarding the Company’s reportable segments is provided on a “Core Earnings” basis. The Company’s “Core Earnings” performance measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. “Core Earnings” net income reflects only current period adjustments to GAAP net income as described below. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of the operating segments based on the management structure of the Company and is not necessarily comparable with similar information for any other financial institution. The Company’s operating segments are defined by the products and services they offer or the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. Intersegment revenues and expenses are netted within the appropriate financial statement line items consistent with the income statement presentation provided to management. Changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial information.

The Company’s principal operations are located in the United States, and its results of operations and long-lived assets in geographic regions outside of the United States are not significant. In the Lending segment, no individual customer accounted for more than 10 percent of its total revenue during the three months ended September 30, 2007 and 2006. United Student Aid Funds, Inc. (“USA Funds”) is the Company’s largest customer in both the APG and Corporate and Other segments. During the nine months ended September 30, 2007 and 2006, it accounted for 24 percent and 32 percent, respectively, of the aggregate revenues generated by the Company’s APG and Corporate and Other segments. No other customers accounted for more than 10 percent of total revenues in those segments for these reporting periods.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

nearly 10 million student and parent customers; its Managed student loan portfolio totaled $160 billion at September 30, 2007, of which $132 billion or 83 percent are federally insured. In addition to education lending, the Company also originates mortgage and consumer loans with the intent of selling the majority of such loans. During the nine months ended September 30, 2007, the Company originated $769 million in mortgage and consumer loans of which $528 million were mortgages held for sale. The Company’s mortgage and consumer loan portfolio totaled $578 million at September 30, 2007.

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

Asset Performance Group (“APG”)

The Company’s APG operating segment provides a wide range of accounts receivable and collections services including student loan default aversion services, defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, and accounts receivable management and collection for purchased portfolios of receivables that are delinquent or have been charged off by their original creditors, as well as sub-performing and non-performing mortgage loans. The Company’s APG segment serves the student loan marketplace through a broad array of default management services on a contingency fee or other pay-for-performance basis to 14 FFELP guarantors and for campus-based programs.

In addition to collecting on its own purchased consumer loan receivables and mortgage loans, the APG segment provides receivable management and collection services for large federal agencies, credit card clients and other holders of consumer debt.

Corporate and Other

The Company’s Corporate and Other reportable segment includes the aggregate activity of its smaller operating segments, primarily its Guarantor Servicing, Student Loan Servicing, and Upromise operating segments. The Corporate and Other reportable segment also includes several smaller products and services, as well as corporate overhead.

In the Guarantor Servicing operating segment, the Company provides a full complement of administrative services to FFELP guarantors including guarantee issuance, account maintenance, and guarantee fulfillment. In the Student Loan Servicing operating segment, the Company provides a full complement of activities required to service student loans on behalf of lenders who are unrelated to the Company. Such servicing activities generally commence once a loan has been fully disbursed and include sending out payment coupons to borrowers, processing borrower payments, originating and disbursing FFELP Consolidation Loans on behalf of the lender, and other administrative activities required by ED. In the Upromise operating segment, the

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

Company markets and administers saving-for-college plans and also provides administration services for college savings plans.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Three Months Ended September 30, 2007
			Corporate	Total ‘‘Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(3)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$729	$—	$—	$729	$(183)	$546
FFELP Consolidation Loans	1,445	—	—	1,445	(300)	1,145
Private Education Loans	753	—	—	753	(360)	393
Other loans	26	—	—	26	—	26
Cash and investments	251	—	6	257	(46)	211

Total interest income	3,204	—	6	3,210	(889)	2,321
Total interest expense	2,534	7	5	2,546	(667)	1,879

Net interest income (loss)	670	(7)	1	664	(222)	442
Less: provisions for loan losses	200	—	—	200	(57)	143

Net interest income (loss) after provisions for loan losses	470	(7)	1	464	(165)	299
Fee income	—	76	46	122	—	122
Collections revenue	—	53	—	53	—	53
Other income	46	—	63	109	(486)	(377)

Total other income	46	129	109	284	(486)	(202)
Operating expenses(1)	164	94	79	337	19	356

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	352	28	31	411	(670)	(259)
Income tax expense (benefit)(2)	130	11	11	152	(67)	85
Minority interest in net earnings of subsidiaries	—	—	—	—	—	—

Net income (loss)	$222	$17	$20	$259	$(603)	$(344)

(1)	Operating expenses for the Lending, APG, and Corporate and Other reportable segments include $4 million, $2 million, and $2 million, respectively, of stock option compensation expense.

(2)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(3)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2007
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(215)	$33	$(40)	$—	$(222)
Less: provisions for loan losses	(57)	—	—	—	(57)

Net interest income (loss) after provisions for loan losses	(158)	33	(40)	—	(165)
Fee income	—	—	—	—	—
Collections revenue	—	—	—	—	—
Other income (loss)	1	(487)	—	—	(486)

Total other income (loss)	1	(487)	—	—	(486)
Operating expenses	—	—	—	19	19

Total pre-tax “Core Earnings” adjustments to GAAP	$(157)	$(454)	$(40)	$(19)	(670)

Income tax benefit					(67)
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$(603)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

	Three Months Ended September 30, 2006
			Corporate	Total ‘‘Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(3)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$702	$—	$—	$702	$(337)	$365
FFELP Consolidation Loans	1,242	—	—	1,242	(326)	916
Private Education Loans	558	—	—	558	(303)	255
Other loans	24	—	—	24	—	24
Cash and investments	207	—	3	210	(69)	141

Total interest income	2,733	—	3	2,736	(1,035)	1,701
Total interest expense	2,124	6	4	2,134	(771)	1,363

Net interest income (loss)	609	(6)	(1)	602	(264)	338
Less: provisions for loan losses	80	—	—	80	(13)	67

Net interest income (loss) after provisions for loan losses	529	(6)	(1)	522	(251)	271
Fee income	—	122	39	161	—	161
Collections revenue	—	58	—	58	—	58
Other income	46	—	41	87	245	332

Total other income	46	180	80	306	245	551
Operating expenses(1)	156	91	70	317	37	354

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	419	83	9	511	(43)	468
Income tax expense(2)	155	31	3	189	15	204
Minority interest in net earnings of subsidiaries	—	1	—	1	—	1

Net income (loss)	$264	$51	$6	$321	$(58)	$263

(1)	Operating expenses for the Lending, APG, and Corporate and Other reportable segments include $8 million, $4 million, and $4 million, respectively, of stock option compensation expense.

(2)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(3)	“Core Earnings” adjustments to GAAP:

	Three Months Ended September 30, 2006
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(229)	$18	$(53)	$—	$(264)
Less: provisions for loan losses	(13)	—	—	—	(13)

Net interest income (loss) after provisions for loan losses	(216)	18	(53)	—	(251)
Fee income	—	—	—	—	—
Collections revenue	—	—	—	—	—
Other income	376	(131)	—	—	245

Total other income (loss)	376	(131)	—	—	245
Operating expenses	—	—	—	37	37

Total pre-tax “Core Earnings” adjustments to GAAP	$160	$(113)	$(53)	$(37)	(43)

Income tax expense					15
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$(58)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

	Nine Months Ended September 30, 2007
			Corporate	Total ‘‘Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(3)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$2,143	$—	$—	$2,143	$(635)	$1,508
FFELP Consolidation Loans	4,167	—	—	4,167	(920)	3,247
Private Education Loans	2,104	—	—	2,104	(1,043)	1,061
Other loans	80	—	—	80	—	80
Cash and investments	595	—	15	610	(143)	467

Total interest income	9,089	—	15	9,104	(2,741)	6,363
Total interest expense	7,125	20	16	7,161	(2,052)	5,109

Net interest income (loss)	1,964	(20)	(1)	1,943	(689)	1,254
Less: provisions for loan losses	644	—	1	645	(204)	441

Net interest income (loss) after provisions for loan losses	1,320	(20)	(2)	1,298	(485)	813
Fee income	—	244	115	359	—	359
Collections revenue	—	196	—	196	—	196
Other income	150	—	162	312	671	983

Total other income	150	440	277	867	671	1,538
Operating expenses(1)	517	284	251	1,052	59	1,111

Income before income taxes and minority interest in net earnings of subsidiaries	953	136	24	1,113	127	1,240
Income tax expense(2)	352	51	9	412	87	499
Minority interest in net earnings of subsidiaries	—	2	—	2	—	2

Net income	$601	$83	$15	$699	$40	$739

(1)	Operating expenses for the Lending, APG, and Corporate and Other reportable segments include $26 million, $9 million, and $12 million, respectively, of stock option compensation expense.

(2)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(3)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2007
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(649)	$79	$(119)	$—	$(689)
Less: provisions for loan losses	(204)	—	—	—	(204)

Net interest income (loss) after provisions for loan losses	(445)	79	(119)	—	(485)
Fee income	—	—	—	—	—
Collections revenue	—	—	—	—	—
Other income	694	(23)	—	—	671

Total other income (loss)	694	(23)	—	—	671
Operating expenses	—	—	—	59	59

Total pre-tax “Core Earnings” adjustments to GAAP	$249	$56	$(119)	$(59)	127

Income tax expense					87
Minority interest in net earnings of subsidiaries

Total “Core Earnings” adjustments to GAAP					$40

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

	Nine Months Ended September 30, 2006
			Corporate	Total ‘‘Core		Total
(Dollars in millions)	Lending	APG	and Other	Earnings”	Adjustments(3)	GAAP

Interest income:
FFELP Stafford and Other Student Loans	$2,070	$—	$—	$2,070	$(1,070)	$1,000
FFELP Consolidation Loans	3,385	—	—	3,385	(806)	2,579
Private Education Loans	1,472	—	—	1,472	(742)	730
Other loans	71	—	—	71	—	71
Cash and investments	507	—	5	512	(150)	362

Total interest income	7,505	—	5	7,510	(2,768)	4,742
Total interest expense	5,687	17	6	5,710	(2,050)	3,660

Net interest income (loss)	1,818	(17)	(1)	1,800	(718)	1,082
Less: provisions for loan losses	215	—	—	215	(20)	195

Net interest income (loss) after provisions for loan losses	1,603	(17)	(1)	1,585	(698)	887
Fee income	—	304	99	403	—	403
Collections revenue	—	182	—	182	—	182
Other income	138	—	95	233	1,153	1,386

Total other income	138	486	194	818	1,153	1,971
Operating expenses(1)	481	266	178	925	68	993

Income before income taxes and minority interest in net earnings of subsidiaries	1,260	203	15	1,478	387	1,865
Income tax expense(2)	466	75	6	547	175	722
Minority interest in net earnings of subsidiaries	—	4	—	4	—	4

Net income	$794	$124	$9	$927	$212	$1,139

(1)	Operating expenses for the Lending, APG, and Corporate and Other reportable segments include $26 million, $9 million, and $13 million, respectively, of stock option compensation expense.

(2)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

(3)	“Core Earnings” adjustments to GAAP:

	Nine Months Ended September 30, 2006
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
(Dollars in millions)	Accounting	Accounting	Floor Income	Intangibles	Total

Net interest income (loss)	$(668)	$108	$(158)	$—	$(718)
Less: provisions for loan losses	(20)	—	—	—	(20)

Net interest income (loss) after provisions for loan losses	(648)	108	(158)	—	(698)
Fee income	—	—	—	—	—
Collections revenue	—	—	—	—	—
Other income	1,248	(95)	—	—	1,153

Total other income (loss)	1,248	(95)	—	—	1,153
Operating expenses	—	—	—	68	68

Total pre-tax “Core Earnings” adjustments to GAAP	$600	$13	$(158)	$(68)	387

Income tax expense					175
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$212

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

11.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

The adjustments required to reconcile from the Company’s “Core Earnings” results to its GAAP results of operations relate to differing treatments for securitization transactions, derivatives, Floor Income related to the Company’s student loans, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects aggregate adjustments associated with these areas for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006
“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting(1)	$(157)	$160	$249	$600
Net impact of derivative accounting(2)	(454)	(113)	56	13
Net impact of Floor Income(3)	(40)	(53)	(119)	(158)
Net impact of acquired intangibles(4)	(19)	(37)	(59)	(68)
Net tax effect(5)	67	(15)	(87)	(175)

Total “Core Earnings” adjustments to GAAP	$(603)	$(58)	$40	$212

(1)	Securitization: Under GAAP, certain securitization transactions in the Company’s Lending operating segment are accounted for as sales of assets. Under the Company’s “Core Earnings” presentation for the Lending operating segment, the Company presents all securitization transactions on a “Core Earnings” basis as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions as well as ongoing “servicing and securitization revenue” presented in accordance with GAAP are excluded from “Core Earnings” net income and replaced by the interest income, provisions for loan losses, and interest expense as they are earned or incurred on the securitization loans. The Company also excludes transactions with its off-balance sheet trusts from “Core Earnings” net income as they are considered intercompany transactions on a “Core Earnings” basis.

(2)	Derivative accounting: “Core Earnings” net income excludes periodic unrealized gains and losses arising primarily in the Company’s Lending operating segment, and to a lesser degree in the Company’s Corporate and Other reportable segment, that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 on derivatives that do not qualify for “hedge treatment” under GAAP. Under the Company’s “Core Earnings” presentation, the Company recognizes the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. “Core Earnings” net income also excludes the gain or loss on equity forward contracts that under SFAS No. 133, are required to be accounted for as derivatives and are marked-to-market through GAAP net income.

(3)	Floor Income: The timing and amount (if any) of Floor Income earned in the Company’s Lending operating segment is uncertain and in excess of expected spreads. Therefore, the Company excludes such income from “Core Earnings” net income when it is not economically hedged. The Company employs derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above in “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges and therefore, under GAAP, are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line on the income statement with no offsetting gain or loss recorded for the economically hedged items. For “Core Earnings” net income, the Company reverses the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and includes the amortization of net premiums received (net of Eurodollar futures contracts’ realized gains or losses) in income.

(4)	Acquired Intangibles: The Company excludes goodwill and intangible impairment and amortization of acquired intangibles.

(5)	Net Tax Effect: Such tax effect is based upon the Company’s “Core Earnings” effective tax rate for the year. The net tax effect results primarily from the exclusion of the permanent income tax impact of the equity forward contracts.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

12.	Merger-Related Developments

On April 16, 2007, the Company announced that the Buyer Group signed the Merger Agreement to acquire the Company for approximately $25.3 billion or $60.00 per share of common stock. Under the terms of the Merger Agreement, J.C. Flowers & Co. and certain other private equity investors, including Friedman Fleischer & Lowe, would, upon consummation, invest approximately $4.4 billion and own 50.2 percent, and Bank of America (NYSE: BAC) and JPMorgan Chase (NYSE: JPM) each would, upon consummation, invest approximately $2.2 billion and each would own 24.9 percent of the surviving entity. The remainder of the purchase price is expected to be funded by debt. The Company’s independent board members unanimously approved the agreement and recommended that its shareholders approve the agreement. The Company’s shareholders approved the Merger Agreement at a special meeting of shareholders held on August 15, 2007. (See also “Merger Agreement” filed with the SEC on the Company’s Current Report on Form 8-K, dated April 18, 2007.) Pursuant to the Merger Agreement, the Company was not permitted to pay dividends on its common stock prior to the consummation of the proposed transaction. This restriction has been terminated. See below.

The termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, was granted on June 18, 2007. On June 1, 2007, the Buyer Group filed with the Federal Deposit Insurance Corporation (“FDIC”) its Interagency Notice of Change in Control with respect to the Sallie Mae Bank. As of the date of this Report, the FDIC has not acted on that notice.

On July 11, 2007, the Company announced that the Buyer Group informed the Company that it believed that legislative proposals then pending before the U.S. House of Representatives and U.S. Senate could result in a failure of the conditions to the closing of the Merger to be satisfied.

On September 26, 2007, J.C. Flowers & Co., on behalf of itself and the Buyer Group, asserted that the Buyer Group believed that the conditions to closing under the Merger Agreement, if the closing were to occur on that day, would not be satisfied as a result of changes in the legislative and economic environment. On October 2, 2007, the Buyer Group again asserted that it believed that, if the conditions to the closing of the Merger were required to be measured on that day, the conditions to the Buyer Group’s obligation to close would not be satisfied, asserted that a “Material Adverse Effect” (as defined in the Merger Agreement) had occurred and made a proposal to acquire the Company at a significantly lower price and upon substantially different terms instead of honoring its obligations under the Merger Agreement. On October 3, 2007, the Company notified the Buyer Group that all conditions to closing of the Merger had been satisfied, and set November 5, 2007 as the closing date of the Merger. In response, the Buyer Group sent a letter to the Company on October 8, 2007 asserting that the conditions to closing of the Merger had not been satisfied because of, among other things, the alleged occurrence of a Material Adverse Effect under the terms of the Merger Agreement.

On October 8, 2007, the Company filed a lawsuit in the Delaware Court of Chancery against the Buyer Group, which includes J.C. Flowers & Co., JPMorgan Chase, and Bank of America. The lawsuit seeks a declaration that the Buyer Group repudiated the Merger Agreement, that no Material Adverse Effect has occurred and that the Company may terminate the agreement and collect the $900 million termination fee. On October 12, 2007, the Company requested an expedited trial. On October 15, 2007, the Buyer Group filed an answer and counterclaims and filed a response opposing the Company’s request for an expedited trial. On October 22, 2007, the Court held a scheduling conference to set a schedule for trial. Pursuant to the Court’s directions at the scheduling conference, effective October 23, 2007, the Buyer Group waived the Company’s obligation under the Merger Agreement to comply with, among other things, the covenants that limited the conduct of the Company’s business. The Company and Buyer Group have since served discovery requests on

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

12.	Merger-Related Developments (Continued)

each other. Under guidance from the Delaware Court of Chancery at a scheduling hearing on November 5, 2007, the Company has elected to pursue an expedited decision on its October 19, 2007 motion for partial judgment on the pleadings. Specifically, the Company is seeking an expedited ruling that its interpretation of the Merger Agreement as it pertains to a Material Adverse Effect is the correct interpretation. The effect of this election will be that trial is expected to commence on an undetermined date after Thanksgiving 2008, rather than in mid-July 2008.

Financing Considerations if the Merger Closes

Under the terms of the Merger Agreement, the Company would continue to have publicly traded debt securities and as a result would continue comprehensive financial reporting about its business, financial condition and results of operations. Bank of America and JPMorgan Chase have committed to provide debt financing for the transaction and to provide additional liquidity to the Company prior to and after the closing date, subject to customary terms and conditions.

The Company’s existing unsecured debt will remain outstanding if the Merger is consummated, and such outstanding debt will not be equally and ratably secured with the new acquisition-related debt. The acquisition financing is expected to be structured with the intent to accommodate the repayment of any outstanding unsecured debt as it matures. If the Merger closes, the Company expects it to have no material impact on the Company’s outstanding asset-backed debt and expects to remain an active participant in the asset-backed securities market.

Financing Considerations if the Merger does not Close

On April 16, 2007, after the Company announced the transaction, Moody’s Investor Services, Standard & Poor’s and Fitch Ratings placed the long-term and short-term ratings on the Company’s senior unsecured debt under review for possible downgrade, and secondary market credit spreads on the Company’s outstanding senior unsecured bonds widened significantly. These factors limited the Company’s access to new sources of senior unsecured funds at borrowing costs comparable to those available before the announcement. On June 1, 2007, Standard & Poor’s downgraded the Company’s senior unsecured debt rating to “BBB+” from “A.” On July 2, 2007, Fitch Ratings downgraded the Company’s long-term issuer default rating (“IDR”) and senior unsecured debt rating to “BBB” from “A+.” On August 14, 2007, Moody’s downgraded the Company’s corporate credit rating to ‘‘Baa1’’ from ‘‘A2.’’ In the near term, the Company does not expect to rely on the unsecured debt market as a source of liquidity due to the high cost and restrictive covenants likely to be associated with such financing. As a result, student loan asset-backed securities financings are expected to be its primary source of cost-effective financing for the immediate future.

On April 30, 2007, Bank of America and JPMorgan Chase provided the Company with new aggregate $30 billion asset-backed commercial paper conduit facilities (collectively, the “Interim ABCP Facility”). Generally, the Interim ABCP Facility effectively terminates on the earliest of (1) the Merger closing (2) 90 calendar days after the date of termination of the Merger Agreement or (3) 90 calendar days after February 15, 2008. If the Merger Agreement is terminated or the Merger does not close, the Company’s liquidity could be materially adversely affected as a result of the prospective termination of the Company’s Interim ABCP Facility. The Company is in substantive discussions with various financing sources concerning the replacement of the Interim ABCP Facility, should it be necessary, and believes that this source of liquidity can be replaced in a timely manner. In addition, any new issuance of unsecured debt will likely be subject to much wider spreads and more restrictive terms than the Company has historically experienced. The Company

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Information at September 30, 2007 and for the three and nine months ended
September 30, 2007 and 2006 is unaudited)
(Dollars in thousands, except per share amounts, unless otherwise noted)

12.	Merger-Related Developments (Continued)

expects to remain an active participant in the asset-backed securities market if the Merger Agreement is terminated or the Merger does not close.

Accounting Considerations Related to the Transaction

If the Merger is consummated, the transaction would be accounted for in accordance with SFAS No. 141, “Business Combinations.” The fair values of the tangible assets and liabilities and the intangible assets acquired by the Buyer Group, as well as the related goodwill associated with the transaction would be pushed down to the Company. Thus, all of the Company’s assets and liabilities would have a new basis of accounting and therefore previous unamortized premiums, discounts and reserves related to those assets and liabilities would be written-off upon closing. The excess of the purchase price over the estimated fair value of the identifiable assets and liabilities would be recognized as goodwill. Since the Company would be the acquired enterprise, expenses incurred in connection with the transaction would be expensed as incurred. Transaction fees that are contingent upon the closing would be recognized if the transaction closes. Transaction fees that are not contingent on the closing would be expensed as incurred, and included in operating expense. These expenses totaled $42 million for the nine months ended September 30, 2007. If the transaction closes, vesting would accelerate on all stock-based compensation awards, and as a result, all deferred compensation related to those awards would be expensed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Three and nine months ended September 30, 2007 and 2006
(Dollars in millions, except per share amounts, unless otherwise noted)

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This quarterly report contains forward-looking statements and information that are based on management’s current expectations as of the date of this document. When used in this report, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement (the “Merger Agreement”) for the buyer group (the “Buyer Group”) led by J.C. Flowers & Co. (“J.C. Flowers”), Bank of America (NYSE:BAC) and JPMorgan Chase (NYSE:JPM) to acquire (the “Merger”) SLM Corporation, more commonly known as Sallie Mae, and its subsidiaries (collectively, “the Company”); the outcome of any legal proceedings that may be instituted by us or against us and others relating to the Merger Agreement; the inability to complete the Merger due to the failure to obtain shareholder approval or the failure to satisfy other conditions to completion of the Merger; the failure to obtain the necessary debt financing arrangements set forth in commitment letters received in connection with the Merger; the effect of the announcement of the Merger on our customer relationships, operating results and business generally; the amount of the costs, fees, expenses and charges related to the Merger and the actual terms of certain financings that will be obtained for the Merger; the impact of the substantial indebtedness incurred to finance the consummation of the Merger; increased costs, fees, expenses or other charges related to the interim asset-backed commercial paper facilities extended by Bank of America and JPMorgan Chase for use during the period between executing the Merger Agreement and the closing of the Merger, including any potential foreclosure on the student loans under those facilities following their termination; if the Merger Agreement is terminated, increased financing costs and more limited liquidity; changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in these laws and regulations, which may reduce the volume, average term and yields on student loans under the Federal Family Education Loan Program (“FFELP”) or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. In addition, a larger than expected increase in third party consolidations of our FFELP loans could materially adversely affect our results of operations. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; incorrect estimates or assumptions by management in connection with the preparation of our consolidated financial statements; changes in the composition of our Managed FFELP and Private Education Loan portfolios; a significant decrease in our common stock price, which may result in counterparties terminating equity forward positions with us, which, in turn, could have a materially dilutive effect on our common stock; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans; changes in projections of losses from loan defaults; changes in prepayment rates and credit spreads; and changes in the demand for debt management services and new laws or changes in existing laws that govern debt management services. The Company does not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in the Company’s expectations.

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

We have used both internal growth and strategic acquisitions to attain our leadership position in the education finance marketplace. Our sales force, which delivers our products on campuses across the country, is the largest in the student loan industry. The core of our marketing strategy is to promote our on-campus brands, which generate student loan originations through our Preferred Channel. Loans generated through our Preferred Channel are more profitable than loans acquired through other acquisition channels because we own them earlier in the student loan’s life and generally incur lower costs to acquire such loans. We have built brand leadership through the Sallie Mae name, the brands of our subsidiaries and those of our lender partners. These sales and marketing efforts are supported by the largest and most diversified servicing capabilities in the industry, providing an unmatched array of services to borrowers. In recent years, borrowers have been consolidating their FFELP Stafford loans into FFELP Consolidation Loans in much greater numbers such that FFELP Consolidation Loans now constitute 55 percent of our Managed loan portfolio. FFELP Consolidation Loans are marketed directly to consumers and we believe they will continue to be an important loan acquisition channel. We continue to expand our offerings in the Private Education Loan marketplace that we market both on campus and direct-to-consumers.

We have expanded into a number of fee-based businesses, most notably, our Asset Performance Group (“APG”), formerly known as Debt Management Operations (“DMO”), business. Our APG business provides a wide range of accounts receivable and collections services including student loan default aversion services, defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, and accounts receivable management and collection for purchased portfolios of receivables that are delinquent or have been charged off by their original creditors as well as sub-performing and non-performing mortgage loans. In the purchased receivables business, we focus on a variety of consumer debt types with emphasis on charged off credit card receivables and distressed mortgage receivables. We purchase these portfolios at a discount to their face value, and then use both our internal collection operations coupled with third party collection agencies to maximize the recovery on these receivables.

We manage our business through two primary operating segments: the Lending operating segment and the APG operating segment. Accordingly, the results of operations of the Company’s Lending and APG segments are presented separately below under “BUSINESS SEGMENTS.” These operating segments are considered reportable segments under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” based on quantitative thresholds applied to the Company’s financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A discussion of the Company’s critical accounting policies, which include premiums, discounts and Borrower Benefits, securitization accounting and Retained Interests, provisions for loan losses, derivative accounting and the effects of Consolidation Loan activity on estimates, can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to these policies during the third quarter of 2007.

SELECTED FINANCIAL DATA

Condensed Statements of Income

	Three Months				Nine Months
	Ended		Increase		Ended		Increase
	September 30,		(Decrease)		September 30,		(Decrease)
	2007	2006	$	%	2007	2006	$	%

Net interest income	$442	$338	$104	31%	$1,254	$1,082	$172	16%
Less: provisions for loan losses	143	67	76	113	441	195	246	126

Net interest income after provisions for loan losses	299	271	28	10	813	887	(74)	(8)
Gains on student loan securitizations	—	201	(201)	(100)	367	902	(535)	(59)
Servicing and securitization revenue	29	187	(158)	(84)	414	369	45	12
Losses on loans and securities, net	(25)	(13)	(12)	(92)	(67)	(25)	(42)	(168)
Gains (losses) on derivative and hedging activities, net	(487)	(131)	(356)	(272)	(23)	(95)	72	76
Guarantor servicing fees	46	39	7	18	115	99	16	16
Debt management fees	76	122	(46)	(38)	244	304	(60)	(20)
Collections revenue	53	58	(5)	(9)	196	182	14	8
Other income	106	88	18	20	292	235	57	24
Operating expenses	356	354	2	1	1,111	993	118	12

Pre-tax income (loss)	(259)	468	(727)	(155)	1,240	1,865	(625)	(34)
Income taxes	85	204	(119)	(58)	499	722	(223)	(31)
Minority interest in net earnings of subsidiaries	—	1	(1)	(100)	2	4	(2)	(50)

Net income (loss)	(344)	263	(607)	(231)	739	1,139	(400)	(35)
Preferred stock dividends	9	9	—	—	28	26	2	8

Net income (loss) attributable to common stock	$(353)	$254	$(607)	(231)%	$711	$1,113	$(402)	(36)%

Basic earnings (loss) per common share	$(.85)	$.62	$(1.47)	(237)%	$1.73	$2.71	$(.98)	(36)%

Diluted earnings (loss) per common share	$(.85)	$.60	$(1.45)	(242)%	$1.69	$2.56	$(.87)	(34)%

Dividends per common share	$—	$.25	$(.25)	(100)%	$.25	$.72	$(.47)	(65)%

Condensed Balance Sheets

			Increase
	September 30,	December 31,	(Decrease)
	2007	2006	$	%

Assets
FFELP Stafford and Other Student Loans, net	$34,108	$24,841	$9,267	37%
FFELP Consolidation Loans, net	71,371	61,324	10,047	16
Private Education Loans, net	13,676	9,755	3,921	40
Other loans, net	1,193	1,309	(116)	(9)
Cash and investments	12,040	5,185	6,855	132
Restricted cash and investments	4,999	3,423	1,576	46
Retained Interest in off-balance sheet securitized loans	3,239	3,341	(102)	(3)
Goodwill and acquired intangible assets, net	1,354	1,372	(18)	(1)
Other assets	8,835	5,586	3,249	58

Total assets	$150,815	$116,136	$34,679	30%

Liabilities and Stockholders’ Equity
Short-term borrowings	$33,008	$3,528	$29,480	836%
Long-term borrowings	108,861	104,559	4,302	4
Other liabilities	3,934	3,680	254	7

Total liabilities	145,803	111,767	34,036	30

Minority interest in subsidiaries	10	9	1	11
Stockholders’ equity before treasury stock	6,184	5,401	783	14
Common stock held in treasury	1,182	1,041	141	14

Total stockholders’ equity	5,002	4,360	642	15

Total liabilities and stockholders’ equity	$150,815	$116,136	$34,679	30%

RESULTS OF OPERATIONS

Consolidated Earnings Summary

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

For the three months ended September 30, 2007, our net loss was $344 million, or $.85 diluted loss per share, compared to net income of $263 million, or $.60 diluted earnings per share, for the three months ended September 30, 2006. The effective tax rate in those periods was (33) percent and 43 percent, respectively. The movement in the effective tax rate was primarily driven by the permanent tax impact of excluding non-taxable gains and losses on our equity forward contracts which are marked to market through earnings under the FASB’s SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Pre-tax income decreased by $727 million versus the year-ago quarter, primarily due to a $356 million increase in net losses on derivative and hedging activities, which was comprised primarily of unrealized losses on our equity forward contracts. Gains (losses) on derivative and hedging activities were ($487) million in the third quarter of 2007 compared to ($131) million in the year-ago quarter.

In the third quarter of 2007, we did not complete an off-balance sheet securitization and as a result we did not recognize any securitization gains compared to a $201 million pre-tax securitization gain recognized in the year-ago quarter. In the third quarter of 2007, servicing and securitization income was $29 million, a $158 million decrease over the year-ago quarter. This decrease was primarily due to an $86 million increase in impairment losses and to a $62 million increase in the unrealized fair value loss adjustment related to a portion of our Retained Interests, as discussed above. Both of these changes were primarily a result of FFELP Stafford consolidation activity, Private Education Loan consolidation activity and the timing of expected default activity.

Net interest income after provisions for loan losses increased by $28 million versus the third quarter of 2006. The increase was due to the $103 million increase in net interest income, offset by a $76 million increase in the provisions for loan losses. The increase in net interest income was primarily due to an increase of $35 billion in the average balance of on-balance sheet interest earning assets, offset by a decrease in the student loan spread, including the impact of Wholesale Consolidation Loans (see “NET INTEREST INCOME — Student Loan Spread Analysis — On-Balance Sheet”). The provisions for Private Education Loan losses and FFELP loan losses increased by $42 million and $34 million, respectively, versus the year-ago quarter. The increase in the provision for Private Education Loan losses was primarily due to a further seasoning and mix of the portfolio and an increase in delinquencies and charge-offs related in part to operational challenges encountered from a call center move (see “LENDING SEGMENT — Allowance for Private Education Loan Losses”). The increase in the provision for FFELP loan losses was primarily due to the repeal of the Exceptional Performer program due to the passage of the College Cost Reduction and Access Act of 2007 on September 27, 2007, which resulted in a higher Risk Sharing percentage for the Company (see “RECENT DEVELOPMENTS — Other Developments — Exceptional Performer”).

Fee and other income and collections revenue decreased $26 million from $307 million in the third quarter of 2006 to $281 million in the third quarter of 2007. This decrease was primarily due to legislative changes in the federal regulations governing the rehabilitated FFELP loan policy in the third quarter of 2006 that resulted in a one-time acceleration of revenue recognized in the third quarter of 2006. Operating expenses of $356 million for the third quarter of 2007 remained relatively consistent compared to $354 million for the third quarter of 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

For the nine months ended September 30, 2007, our net income decreased by 35 percent to $739 million ($1.69 diluted earnings per share) from net income of $1.1 billion ($2.56 diluted earnings per share) in the year-ago period. The effective tax rate in those periods was 40 percent and 39 percent, respectively. Pre-tax income decreased by $625 million versus the nine months ended September 30, 2006, primarily due to a $535 million decrease in gains on student loan securitizations. The securitization gains in the first nine months of 2007 were the result of one Private Education Loan securitization that had a pre-tax gain of $367 million or 18.4 percent of the amount securitized. In the year-ago period, there were three Private Education Loan securitizations that had total pre-tax gains of $830 million or 16.3 percent of the amount securitized.

In the first nine months of 2007, servicing and securitization income was $414 million, a $45 million increase over the nine months ended September 30, 2006. This increase can primarily be attributed to the increase of higher yielding Private Education Loan Residual Interests as a percentage of the total Residual Interest.

For the nine months ended September 30, 2007, net losses on derivative and hedging activities were $23 million, a decrease of $72 million from the net losses of $95 million in the year-ago period. The change in net losses was not caused by any significant changes of specific derivative and hedging relationships, but was generally due to changes in the fair value of derivatives that were non-qualifying hedges.

Net interest income after provisions for loan losses decreased by $74 million versus the nine months ended September 30, 2006. The decrease was due to the year-over-year increase in the provision for loan losses of $246 million, which offset the year-over-year $172 million increase in net interest income. The increase in net interest income was primarily due to an increase of $28 billion in the average balance of on-balance sheet interest earning assets offset by a decrease in the student loan spread, including the impact of Wholesale Consolidation Loans (see “NET INTEREST INCOME — Student Loan Spread Analysis — On-Balance Sheet”). The provisions for Private Education Loan losses and FFELP loan losses increased by $205 million and $40 million, respectively. The increase in the provision for Private Education Loan losses was primarily due to a further seasoning and mix of the portfolio and an increase in delinquencies and charge-offs related in part to operational challenges encountered from a call center move (see “LENDING SEGMENT — Allowance for Private Education Loan Losses”). The increase in the provision for FFELP loan losses was primarily due to the repeal of the Exceptional Performer program as discussed above (see “RECENT DEVELOPMENTS — Other Developments — Exceptional Performer”).

Fee and other income and collections revenue increased $27 million from $820 million for the nine months ended September 30, 2006 to $847 million for the nine months ended September 30, 2007. Operating expenses increased by $117 million year-over-year. This increase in operating expenses was primarily due to $42 million in Merger-related expenses incurred in 2007 and Upromise costs of $65 million in 2007 versus $8 million in 2006 due to the Upromise acquisition occurring in August 2006.

NET INTEREST INCOME

Average Balance Sheets

The following table reflects the rates earned on interest earning assets and paid on interest bearing liabilities for the three and nine months ended September 30, 2007 and 2006. This table reflects the net interest margin for the entire Company on a consolidated basis.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Average Assets
FFELP Stafford and Other Student Loans	$32,576	6.64%	$21,194	6.83%	$30,106	6.70%	$20,433	6.54%
FFELP Consolidation Loans	69,289	6.56	54,968	6.61	66,590	6.52	53,829	6.41
Private Education Loans	12,706	12.26	8,079	12.51	11,664	12.16	8,348	11.69
Other loans	1,192	8.65	1,133	8.59	1,272	8.46	1,132	8.44
Cash and investments	14,625	5.73	9,915	5.65	10,861	5.75	8,618	5.61

Total interest earning assets	130,388	7.06%	95,289	7.08%	120,493	7.06%	92,360	6.86%

Non-interest earning assets	9,928		8,707		9,612		8,442

Total assets	$140,316		$103,996		$130,105		$100,802

Average Liabilities and Stockholders’ Equity
Short-term borrowings	$21,052	6.06%	$3,994	5.70%	$9,894	6.16%	$4,186	5.18%
Long-term borrowings	109,887	5.63	91,668	5.65	111,082	5.60	88,803	5.27

Total interest bearing liabilities	130,939	5.70%	95,662	5.65%	120,976	5.65%	92,989	5.26%

Non-interest bearing liabilities	4,315		4,110		4,301		3,772
Stockholders’ equity	5,062		4,224		4,828		4,041

Total liabilities and stockholders’ equity	$140,316		$103,996		$130,105		$100,802

Net interest margin		1.34%		1.41%		1.39%		1.57%

Rate/Volume Analysis

The following rate/volume analysis illustrates the relative contribution of changes in interest rates and asset volumes.

		Increase
		(Decrease)
	Increase	Attributable to Change in
	(Decrease)	Rate	Volume

Three months ended September 30, 2007 vs. three months ended September 30, 2006
Interest income	$620	$(29)	$649
Interest expense	517	12	505

Net interest income	$103	$(41)	$144

Nine months ended September 30, 2007 vs. nine months ended September 30, 2006
Interest income	$1,621	$142	$1,479
Interest expense	1,449	350	1,099

Net interest income	$172	$(208)	$380

The changes in net interest income are primarily due to fluctuations in the student loan spread discussed below, as well as the growth of our student loan portfolio and the level of cash and investments we may hold on our balance sheet for liquidity purposes. In connection with the Merger Agreement, we increased our liquidity portfolio to higher than historical levels. The liquidity portfolio has a negative net interest margin, so the increase in this portfolio reduced net interest income by approximately $8 million for the third quarter of 2007. See also “Student Loans — Student Loan Spread — Student Loan Spread Analysis — On-Balance Sheet.”

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

Student Loan Spread Analysis — On-Balance Sheet

The following table analyzes the reported earnings from student loans on-balance sheet, before provision and before the effect of Wholesale Consolidation Loans. For an analysis of our student loan spread for the entire portfolio of Managed student loans on a similar basis to the on-balance sheet analysis, see “LENDING BUSINESS SEGMENT — Student Loan Spread Analysis — ‘Core Earnings’ Basis.”

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

On-Balance Sheet
Student loan yield, before Floor Income	8.13%	8.17%	8.12%	7.86%
Gross Floor Income	.04	.02	.03	.04
Consolidation Loan Rebate Fees	(.60)	(.67)	(.61)	(.67)
Borrower Benefits	(.11)	(.13)	(.12)	(.12)
Premium and discount amortization	(.15)	(.15)	(.16)	(.14)

Student loan net yield	7.31	7.24	7.26	6.97
Student loan cost of funds	(5.62)	(5.64)	(5.59)	(5.25)

Student loan spread, before Interim ABCP Facility fees(1)(2)	1.69	1.60	1.67	1.72
Interim ABCP Facility fees(2)	(.06)	—	(.04)	—

Student loan spread(1)(3)	1.63%	1.60%	1.63%	1.72%

Average Balances
On-balance sheet student loans(1)	$106,825	$83,909	$101,891	$82,498

(1) Excludes the effect of the Wholesale Consolidation Loan portfolio on the student loan spread and average balances.
(2)  The Interim ABCP Facility fees are the commitment and liquidity fees that related to a new financing facility in connection with the Merger. See Note 12, “Merger-Related Developments” to the consolidated financial statements.

(3) Student loan spread including the effect of Wholesale Consolidation Loans	1.53%	1.59%	1.54%	1.72%

The table above shows the various items that impact our student loan spread. Gross Floor Income is impacted by the level of interest rates, and the percentage of the FFELP portfolio eligible to earn Floor Income. The spread impact from Consolidation Loan Rebate Fees fluctuates as a function of the percentage of FFELP Consolidation Loans on our balance sheet. Borrower Benefits are generally impacted by the amount of Borrower Benefits being offered as well as the payment behavior of the underlying loans. Premium and discount amortization is generally impacted by the prices we pay for loans and amounts capitalized related to such purchases or originations. Premium and discount amortization is also impacted by prepayment behavior of the underlying loans.

In the second half of 2006, we implemented a new loan acquisition strategy under which we began purchasing FFELP Consolidation Loans outside of our normal origination channels, primarily via the spot market. We refer to this volume as our Wholesale Consolidation Channel. FFELP Consolidation Loans acquired through this channel are considered incremental volume to our core acquisition channels, which are focused on the retail marketplace with an emphasis on our internal brand strategy. Wholesale Consolidation Loans generally command significantly higher premiums than our originated FFELP Consolidation Loans, and as a result, Wholesale Consolidation Loans have lower spreads. Since Wholesale Consolidation Loans are acquired outside of our core loan acquisition channels and have different yields and return expectations than the rest of our FFELP Consolidation Loan portfolio, we have excluded the impact of the Wholesale Consolidation Loan volume from the student loan spread analysis to provide more meaningful period-over-period comparisons on the performance of our student loan portfolio.

FEDERAL AND STATE TAXES

The Company is subject to federal and state income taxes. Our effective tax rate for the three months ended September 30, 2007 was (33) percent versus 43 percent for the three months ended September 30, 2006 and for the nine months ended September 30, 2007 was 40 percent versus 39 percent for the nine months ended September 30, 2006. The effective tax rate reflects the permanent impact of the exclusion of the gains or losses on equity forward contracts recognized under SFAS No. 150.

BUSINESS SEGMENTS

The results of operations of the Company’s Lending and Asset Performance Group (“APG”) operating segments are presented below. These defined business segments operate in distinct business environments and are considered reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” based on quantitative thresholds applied to the Company’s consolidated financial statements. In addition, we provide other complementary products and services, including guarantor and student loan servicing, through smaller operating segments that do not meet such thresholds and are aggregated in the Corporate and Other reportable segment for financial reporting purposes.

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

The “LENDING BUSINESS SEGMENT” section includes all discussion of income and related expenses associated with the net interest margin, the student loan spread and its components, the provisions for loan losses, and other fees earned on our Managed portfolio of student loans. The “ASSET PERFORMANCE GROUP (‘APG’) BUSINESS SEGMENT” section reflects the fees earned and expenses incurred in providing accounts receivable management and collection services. Our “CORPORATE AND OTHER BUSINESS SEGMENT” section includes our remaining fee businesses and other corporate expenses that do not pertain directly to the primary operating segments identified above.

	Three Months Ended
	September 30, 2007
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$729	$—	$—
FFELP Consolidation Loans	1,445	—	—
Private Education Loans	753	—	—
Other loans	26	—	—
Cash and investments	251	—	6

Total interest income	3,204	—	6
Total interest expense	2,534	7	5

Net interest income (loss)	670	(7)	1
Less: provisions for loan losses	200	—	—

Net interest income (loss) after provisions for loan losses	470	(7)	1
Fee income	—	76	46
Collections revenue	—	53	—
Other income	46	—	63

Total other income	46	129	109
Operating expenses(1)	164	94	79

Income before income taxes and minority interest in net earnings of subsidiaries	352	28	31
Income tax expense(2)	130	11	11
Minority interest in net earnings of subsidiaries	—	—	—

“Core Earnings” net income	$222	$17	$20

(1)	Operating expenses for the Lending, APG, and Corporate and Other reportable segments include $4 million, $2 million, and $2 million, respectively, of stock option compensation expense.

(2)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

	Three Months Ended
	September 30, 2006
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$702	$—	$—
FFELP Consolidation Loans	1,242	—	—
Private Education Loans	558	—	—
Other loans	24	—	—
Cash and investments	207	—	3

Total interest income	2,733	—	3
Total interest expense	2,124	6	4

Net interest income (loss)	609	(6)	(1)
Less: provisions for loan losses	80	—	—

Net interest income (loss) after provisions for loan losses	529	(6)	(1)
Fee income	—	122	39
Collections revenue	—	58	—
Other income	46	—	41

Total other income	46	180	80
Operating expenses(1)	156	91	70

Income before income taxes and minority interest in net earnings of subsidiaries	419	83	9
Income tax expense(2)	155	31	3
Minority interest in net earnings of subsidiaries	—	1	—

“Core Earnings” net income	$264	$51	$6

(1)	Operating expenses for the Lending, APG, and Corporate and Other reportable segments include $8 million, $4 million, and $4 million, respectively, of stock option compensation expense.

(2)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

	Nine Months Ended
	September 30, 2007
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$2,143	$—	$—
FFELP Consolidation Loans	4,167	—	—
Private Education Loans	2,104	—	—
Other loans	80	—	—
Cash and investments	595	—	15

Total interest income	9,089	—	15
Total interest expense	7,125	20	16

Net interest income (loss)	1,964	(20)	(1)
Less: provisions for loan losses	644	—	1

Net interest income (loss) after provisions for loan losses	1,320	(20)	(2)
Fee income	—	244	115
Collections revenue	—	196	—
Other income	150	—	162

Total other income	150	440	277
Operating expenses(1)	517	284	251

Income before income taxes and minority interest in net earnings of subsidiaries	953	136	24
Income tax expense(2)	352	51	9
Minority interest in net earnings of subsidiaries	—	2	—

“Core Earnings” net income	$601	$83	$15

(1)	Operating expenses for the Lending, APG, and Corporate and Other reportable segments include $26 million, $9 million, and $12 million, respectively, of stock option compensation expense.

(2)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

	Nine Months Ended
	September 30, 2006
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$2,070	$—	$—
FFELP Consolidation Loans	3,385	—	—
Private Education Loans	1,472	—	—
Other loans	71	—	—
Cash and investments	507	—	5

Total interest income	7,505	—	5
Total interest expense	5,687	17	6

Net interest income (loss)	1,818	(17)	(1)
Less: provisions for loan losses	215	—	—

Net interest income (loss) after provisions for loan losses	1,603	(17)	(1)
Fee income	—	304	99
Collections revenue	—	182	—
Other income	138	—	95

Total other income	138	486	194
Operating expenses(1)	481	266	178

Income before income taxes and minority interest in net earnings of subsidiaries	1,260	203	15
Income tax expense(2)	466	75	6
Minority interest in net earnings of subsidiaries	—	4	—

“Core Earnings” net income	$794	$124	$9

(1)	Operating expenses for the Lending, APG, and Corporate and Other reportable segments include $26 million, $9 million, and $13 million, respectively, of stock option compensation expense.

(2)	Income taxes are based on a percentage of net income before tax for each individual reportable segment.

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

	Three Months Ended September 30,
	2007			2006
			Corporate			Corporate
	Lending	APG	and Other	Lending	APG	and Other

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting	$(157)	$—	$—	$160	$—	$—
Net impact of derivative accounting	4	—	(458)	(14)	—	(99)
Net impact of Floor Income	(40)	—	—	(53)	—	—
Amortization of acquired intangibles	(5)	(5)	(9)	(30)	(5)	(2)

Total “Core Earnings” adjustments to GAAP	$(198)	$(5)	$(467)	$63	$(5)	$(101)

	Nine Months Ended September 30,
	2007			2006
			Corporate			Corporate
	Lending	APG	and Other	Lending	APG	and Other

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting	$249	$—	$—	$600	$—	$—
Net impact of derivative accounting	130	—	(74)	195	—	(182)
Net impact of Floor Income	(119)	—	—	(158)	—	—
Amortization of acquired intangibles	(23)	(14)	(22)	(51)	(13)	(4)

Total “Core Earnings” adjustments to GAAP	$237	$(14)	$(96)	$586	$(13)	$(186)

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

The following table summarizes the securitization adjustments in our Lending operating segment for the three and nine months ended September 30, 2007 and 2006.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006

“Core Earnings” securitization adjustments:
Net interest income on securitized loans, after provisions for loan losses	$(158)	$(216)	$(445)	$(647)
Gains on student loan securitizations	—	201	367	902
Servicing and securitization revenue	29	187	414	369
Intercompany transactions with off-balance sheet trusts	(28)	(12)	(87)	(24)

Total “Core Earnings” securitization adjustments	$(157)	$160	$249	$600

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

The table below quantifies the adjustments for derivative accounting under SFAS No. 133 on our net income for the three and nine months ended September 30, 2007 and 2006 when compared with the accounting principles employed in all years prior to the SFAS No. 133 implementation.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006

“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$(487)	$(131)	$(23)	$(95)
Less: Realized losses on derivative and hedging activities, net(1)	33	18	79	107

Unrealized gains (losses) on derivative and hedging activities, net(1)	(454)	(113)	56	12
Other pre-SFAS No. 133 accounting adjustments	—	—	—	1

Total net impact of SFAS No. 133 derivative accounting	$(454)	$(113)	$56	$13

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of both the realized and unrealized losses on derivative and hedging activities.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

SFAS No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. The table below summarizes the realized losses on derivative and hedging activities, and where they are reclassified to on a “Core Earnings” basis for the three and nine months ended September 30, 2007 and 2006.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Reclassification of realized losses on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(14)	$(8)	$(31)	$(41)
Net settlement expense on interest rate swaps reclassified to net interest income	(19)	(10)	(48)	(66)

Total reclassifications of realized losses on derivative and hedging activities	(33)	(18)	(79)	(107)
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	(454)	(113)	56	12

Gains (losses) on derivative and hedging activities, net	$(487)	$(131)	$(23)	$(95)

(1)	“Unrealized gains (losses) on derivative and hedging activities, net” is comprised of the following unrealized mark-to-market gains (losses):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Floor Income Contracts	$(149)	$(90)	$(63)	$142

Equity forward contracts	(458)	(99)	(74)	(182)

Basis swaps	132	98	154	30

Other	21	(22)	39	22

Total unrealized gains (losses) on derivative and hedging activities, net	$(454)	$(113)	$56	$12

Unrealized gains and losses on Floor Income Contracts are primarily caused by changes in interest rates. In general, an increase in interest rates results in an unrealized gain and vice versa. Unrealized gains and losses on equity forward contracts fluctuate with changes in the Company’s stock price. Unrealized gains and losses on basis swaps result from changes in the spread between indices, and differences in the repricing frequency of the pay and receive legs of the basis swaps.

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

The following table summarizes the Floor Income adjustments in our Lending operating segment for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

“Core Earnings” Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$—	$—	$—	$—
Amortization of net premiums on Floor Income Contracts and futures in net interest income	(40)	(53)	(119)	(158)

Total “Core Earnings” Floor Income adjustments	$(40)	$(53)	$(119)	$(158)

4) Acquired Intangibles:   We exclude goodwill and intangible impairment and amortization of acquired intangibles. These amounts totaled $19 million and $37 million, respectively, for the three months ended September 30, 2007 and 2006, and $59 million and $68 million, respectively, for the nine months ended September 30, 2007 and 2006, respectively.

LENDING BUSINESS SEGMENT

In our Lending business segment, we originate and acquire federally guaranteed student loans, which are administered by ED, and Private Education Loans, which are not federally guaranteed. Most of our Private Education Loans are made in conjunction with a FFELP Stafford loan and as a result are marketed through the same marketing channels as FFELP Stafford loans. While FFELP student loans and Private Education Loans have different overall risk profiles due to the federal guarantee of the FFELP student loans, they share many of the same characteristics such as similar repayment terms, the same marketing channel and sales force, and are originated and serviced on the same servicing platform. Finally, where possible, the borrower receives a single bill for both the federally guaranteed and privately underwritten loans.

The following table summarizes the “Core Earnings” results of operations for our Lending business segment.

	Three Months			Nine Months
	Ended		% Increase	Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
			2007 vs.			2007 vs.
	2007	2006	2006	2007	2006	2006

“Core Earnings” interest income:
FFELP Stafford and Other Student Loans	$729	$702	4%	$2,143	$2,070	4%
FFELP Consolidation Loans	1,445	1,242	16	4,167	3,385	23
Private Education Loans	753	558	35	2,104	1,472	43
Other loans	26	24	8	80	71	13
Cash and investments	251	207	21	595	507	17

Total “Core Earnings” interest income	3,204	2,733	17	9,089	7,505	21
Total “Core Earnings” interest expense	2,534	2,124	19	7,125	5,687	25

Net “Core Earnings” interest income	670	609	10	1,964	1,818	8
Less: provisions for loan losses	200	80	150	644	215	200

Net “Core Earnings” interest income after provisions for loan losses	470	529	(11)	1,320	1,603	(18)
Other income	46	46	—	150	138	9
Operating expenses	164	156	5	517	481	7

Income before income taxes and minority interest in net earnings of subsidiaries	352	419	(16)	953	1,260	(24)
Income tax expense	130	155	(16)	352	466	(24)

“Core Earnings” net income	$222	$264	(16)%	$601	$794	(24)%

Summary of our Managed Student Loan Portfolio

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

Ending Balances, net

	September 30, 2007
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet:
In-school	$14,114	$—	$14,114	$6,219	$20,333
Grace and repayment	19,154	70,082	89,236	8,344	97,580

Total on-balance sheet, gross	33,268	70,082	103,350	14,563	117,913
On-balance sheet unamortized premium/(discount)	871	1,316	2,187	(433)	1,754
On-balance sheet allowance for losses	(31)	(27)	(58)	(454)	(512)

Total on-balance sheet, net	34,108	71,371	105,479	13,676	119,155

Off-balance sheet:
In-school	1,197	—	1,197	3,446	4,643
Grace and repayment	8,814	16,216	25,030	10,834	35,864

Total off-balance sheet, gross	10,011	16,216	26,227	14,280	40,507
Off-balance sheet unamortized premium/(discount)	167	488	655	(338)	317
Off-balance sheet allowance for losses	(16)	(5)	(21)	(199)	(220)

Total off-balance sheet, net	10,162	16,699	26,861	13,743	40,604

Total Managed	$44,270	$88,070	$132,340	$27,419	$159,759

% of on-balance sheet FFELP	32%	68%	100%
% of Managed FFELP	33%	67%	100%
% of total	28%	55%	83%	17%	100%

	December 31, 2006
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet:
In-school	$9,745	$—	$9,745	$4,353	$14,098
Grace and repayment	14,530	60,348	74,878	6,075	80,953

Total on-balance sheet, gross	24,275	60,348	84,623	10,428	95,051
On-balance sheet unamortized premium/(discount)	575	988	1,563	(365)	1,198
On-balance sheet allowance for losses	(9)	(12)	(21)	(308)	(329)

Total on-balance sheet, net	24,841	61,324	86,165	9,755	95,920

Off-balance sheet:
In-school	2,047	—	2,047	3,892	5,939
Grace and repayment	12,747	17,817	30,564	9,330	39,894

Total off-balance sheet, gross	14,794	17,817	32,611	13,222	45,833
Off-balance sheet unamortized premium/(discount)	244	497	741	(303)	438
Off-balance sheet allowance for losses	(10)	(3)	(13)	(86)	(99)

Total off-balance sheet, net	15,028	18,311	33,339	12,833	46,172

Total Managed	$39,869	$79,635	$119,504	$22,588	$142,092

% of on-balance sheet FFELP	29%	71%	100%
% of Managed FFELP	33%	67%	100%
% of total	28%	56%	84%	16%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Average Balances:

	Three Months Ended September 30, 2007
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet	$32,576	$69,289	$101,865	$12,706	$114,571
Off-balance sheet	10,667	16,881	27,548	13,978	41,526

Total Managed	$43,243	$86,170	$129,413	$26,684	$156,097

% of on-balance sheet FFELP	32%	68%	100%
% of Managed FFELP	33%	67%	100%
% of Total	28%	55%	83%	17%	100%

	Three Months Ended September 30, 2006
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet	$21,194	$54,968	$76,162	$8,079	$84,241
Off-balance sheet	18,558	17,538	36,096	12,130	48,226

Total Managed	$39,752	$72,506	$112,258	$20,209	$132,467

% of on-balance sheet FFELP	28%	72%	100%
% of Managed FFELP	35%	65%	100%
% of Total	30%	55%	85%	15%	100%

	Nine Months Ended September 30, 2007
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet	$30,106	$66,590	$96,696	$11,664	$108,360
Off-balance sheet	12,134	17,415	29,549	13,646	43,195

Total Managed	$42,240	$84,005	$126,245	$25,310	$151,555

% of on-balance sheet FFELP	31%	69%	100%
% of Managed FFELP	33%	67%	100%
% of Total	28%	55%	83%	17%	100%

	Nine Months Ended September 30, 2006
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet	$20,432	$53,830	$74,262	$8,348	$82,610
Off-balance sheet	20,791	14,706	35,497	10,530	46,027

Total Managed	$41,223	$68,536	$109,759	$18,878	$128,637

% of on-balance sheet FFELP	28%	72%	100%
% of Managed FFELP	38%	62%	100%
% of Total	32%	53%	85%	15%	100%

(1)	FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

Net Interest Income

The changes in net interest income are primarily due to fluctuations in the student loan spread discussed below, as well as the growth of our student loan portfolio and the level of cash and investments we may hold on our balance sheet for liquidity purposes. In connection with the Merger Agreement, we increased our liquidity portfolio to higher than historical levels. The liquidity portfolio has a negative net interest margin, so the increase in this portfolio reduced net interest income by $8 million for the third quarter of 2007.

Student Loan Spread Analysis — “Core Earnings” Basis

The following table analyzes the earnings from our portfolio of Managed student loans on a “Core Earnings” basis (see “BUSINESS SEGMENTS — Pre-tax Differences between ’Core Earnings’ and GAAP”). The “Core Earnings” Basis student loan spread analysis presentation and certain components used in the calculation differ from the on-balance sheet student loan spread analysis presentation. The “Core Earnings” basis presentation, when compared to our on-balance sheet presentation, is different in that it:

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

The following table reflects the “Core Earnings” basis student loan spreads before provision and before the effect of Wholesale Consolidation Loans (except as otherwise noted).

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

“Core Earnings” basis student loan yield	8.31%	8.33%	8.31%	7.99%
Consolidation Loan Rebate Fees	(.54)	(.56)	(.55)	(.55)
Borrower Benefits	(.10)	(.11)	(.11)	(.08)
Premium and discount amortization	(.15)	(.16)	(.16)	(.16)

“Core Earnings” basis student loan net yield	7.52	7.50	7.49	7.20
“Core Earnings” basis student loan cost of funds	(5.71)	(5.70)	(5.68)	(5.36)

“Core Earnings” basis student loan spread, before Interim ABCP Facility fees(1)(2)	1.81	1.80	1.81	1.84
Interim ABCP Facility fees(2)	(.04)	—	(.03)	—

“Core Earnings” basis student loan spread(1)(3)	1.77%	1.80%	1.78%	1.84%

“Core Earnings” basis student loan spreads by product:
FFELP Loan Spread, before Interim ABCP Facility fees(1)(2)	1.02%	1.17%	1.06%	1.28%
Private Education Loan Spread, before Interim ABCP Facility fees(2)	5.43	5.25	5.33	5.08
Private Education Loan Spread, after provision and before Interim ABCP Facility fees(2)	3.29	3.83	2.33	3.70
Average Balances:
On-balance sheet student loans(1)	$106,825	$83,909	$101,891	$82,498
Off-balance sheet student loans	41,526	48,226	43,195	46,055

Managed student loans	$148,351	$132,135	$145,086	$128,553

(1)	Excludes the effect of the Wholesale Consolidation Loan portfolio on the student loan spread and average balances.
(2)	The Interim ABCP Facility fees are the commitment and liquidity fees that related to a new financing facility in connection with the Merger. See Note 12, “Merger-Related Developments” to the consolidated financial statements.
(3)	“Core Earnings” basis student loan spread including the effect of Wholesale Consolidation Loans	1.69%	1.79%	1.71%	1.84%

The Company’s “Core Earnings” basis student loan spread before Interim ABCP Facility fees and the impact of Wholesale Consolidation Loans remained relatively consistent over all periods presented above. The primary drivers of changes in the spread are changes in portfolio composition, Borrower Benefits, premium amortization, and cost of funds. The FFELP loan spread declined over all periods presented above as the mix of the FFELP portfolio shifted toward the lower yielding Consolidation Loan product. The Private Education Loan spreads before provision continued to increase due primarily to a change in the mix of the portfolio to more direct-to-consumer loans (Tuition AnswerSM loans). The changes in the Private Education Loan spreads after provision for all periods was primarily due to the timing and amount of provision associated with our allowance for Private Education Loan Losses as discussed below in “Private Education Loans — Allowance for Private Education Loan Losses.”

The following table presents a projection of the average Managed balance of FFELP Consolidation Loans for which its Fixed Rate Floor Income has already been economically hedged through Floor Income Contracts for the period October 1, 2007 to June 30, 2010. These loans are both on-balance sheet and off-balance sheet and the related hedges do not qualify under SFAS No. 133 accounting as effective hedges.

	October 1, 2007 to
(Dollars in billions)	December 31, 2007	2008	2009	2010

Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged (Managed Basis)	$16	$15	$10	$2

Private Education Loans

All Private Education Loans are initially acquired on-balance sheet. In securitizations of Private Education Loans that are treated as sales, the loans are no longer owned by us, and they are accounted for off-balance sheet. For our Managed Basis presentation in the table below, when Private Education Loans are sold to securitization trusts, we reduce the on-balance sheet allowance for loan losses for amounts previously provided and then re-establish the allowance for these loans in the off-balance sheet section. The total allowance of both on-balance sheet and off-balance sheet loan losses results in the Managed Basis allowance for loan losses. The off- balance sheet allowance is lower than the on-balance sheet allowance when measured as a percentage of ending loans in repayment because of the different mix of loans on-balance sheet and off-balance sheet.

When Private Education Loans in our securitized trusts that settled before September 30, 2005, become 180 days delinquent, we typically exercise our contingent call option to repurchase these loans at par value out of the trust and record a loss (which is reflected in losses on loans and securities, net in the income statement) for the difference in the par value paid and the fair market value of the loan at the time of purchase. If these loans reach the 212-day delinquency, a charge-off for the remaining balance of the loan is triggered. On a Managed Basis, the losses recorded under GAAP for loans repurchased at day 180 are reversed and the full amount is charged off in the month in which the loan is 212 days delinquent. We do not hold the contingent call option for all trusts settled after September 30, 2005 and as such, the loans are charged off in these trusts.

Activity in the Allowance for Private Education Loan Losses

The provision for student loan losses represents the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, inherent in the portfolio of Private Education Loans.

The following table summarizes changes in the allowance for Private Education Loan losses for the three and nine months ended September 30, 2007 and 2006.

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007	2006

Allowance at beginning of period	$428	$252	$183	$92	$611	$344
Provision for Private Education Loan losses	100	58	44	14	144	72
Charge-offs	(82)	(37)	(28)	(10)	(110)	(47)
Recoveries	8	6	—	—	8	6

Net charge-offs	(74)	(31)	(28)	(10)	(102)	(41)

Balance before securitization of Private Education Loans	454	279	199	96	653	375
Reduction for securitization of Private Education Loans	—	(4)	—	4	—	—

Allowance at end of period	$454	$275	$199	$100	$653	$375

Net charge-offs as a percentage of average loans in repayment (annualized)	5.12%	3.19%	1.60%	.68%	3.16%	1.70%
Net charge-offs as a percentage of average loans in repayment and forbearance (annualized)	4.61%	2.95%	1.38%	.59%	2.78%	1.52%
Allowance as a percentage of the ending total loan balance	3.21%	3.24%	1.43%	.77%	2.33%	1.74%
Allowance as a percentage of ending loans in repayment	7.70%	6.91%	2.88%	1.79%	5.10%	3.92%
Average coverage of net charge-offs (annualized)	1.56	2.22	1.74	2.62	1.61	2.32
Average total loans	$12,706	$8,079	$13,978	$12,130	$26,684	$20,209
Ending total loans	$14,130	$8,497	$13,942	$13,079	$28,072	$21,576
Average loans in repayment	$5,696	$3,879	$7,124	$5,667	$12,820	$9,546
Ending loans in repayment	$5,896	$3,980	$6,903	$5,603	$12,799	$9,583

	Activity in Allowance for Private Education Loan Losses
	On-Balance Sheet		Off-Balance Sheet		Managed Basis
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007	2006

Allowance at beginning of period	$308	$204	$86	$78	$394	$282
Provision for Private Education Loan losses	380	175	186	19	566	194
Charge-offs	(251)	(105)	(79)	(14)	(330)	(119)
Recoveries	23	18	—	—	23	18

Net charge-offs	(228)	(87)	(79)	(14)	(307)	(101)

Balance before securitization of Private Education Loans	460	292	193	83	653	375
Reduction for securitization of Private Education Loans	(6)	(17)	6	17	—	—

Allowance at end of period	$454	$275	$199	$100	$653	$375

Net charge-offs as a percentage of average loans in repayment (annualized)	5.69%	3.06%	1.53%	.36%	3.36%	1.51%
Net charge-offs as a percentage of average loans in repayment and forbearance (annualized)	5.18%	2.82%	1.33%	.31%	2.98%	1.35%
Allowance as a percentage of the ending total loan balance	3.21%	3.24%	1.43%	.77%	2.33%	1.74%
Allowance as a percentage of ending loans in repayment	7.70%	6.91%	2.88%	1.79%	5.10%	3.92%
Average coverage of net charge-offs (annualized)	1.49	2.35	1.89	5.44	1.59	2.77
Average total loans	$11,664	$8,348	$13,646	$10,530	$25,310	$18,878
Ending total loans	$14,130	$8,497	$13,942	$13,079	$28,072	$21,576
Average loans in repayment	$5,373	$3,821	$6,848	$5,127	$12,221	$8,948
Ending loans in repayment	$5,896	$3,980	$6,903	$5,603	$12,799	$9,583

Toward the end of 2006 and through mid-2007, we experienced lower pre-default collections, resulting in increased levels of charge-off activity in our Private Education Loan portfolio. As this portfolio seasons and due to shifts in its mix and certain economic factors, we expected and have seen charge-off rates increase from the historically low levels experienced in prior years. Additionally, the increase was significantly impacted by other factors. In the second half of 2006, we relocated responsibility for certain Private Education Loan collections from our Nevada call center to a new call center in Indiana. This transfer presented us with unexpected operational challenges that resulted in lower collections that have negatively impacted the Private Education Loan portfolio. In addition, in late 2006, APG also revised certain procedures, including its use of forbearance, to better optimize our long-term collection strategies. These developments have resulted in increased later stage delinquency levels and associated higher charge-offs.

We have been aggressively remediating these issues, including transferring experienced collection personnel to the new call center and conducting extensive training and monitoring. Beginning in mid-2007, APG also instituted more precise analytic collection strategies and new systematic enhancements to better manage the challenges posed by the volume, seasoning and shift in the portfolio mix. Due to the remedial actions in place, we anticipate the negative trends caused by the operational difficulties will improve over the remainder of 2007 and 2008.

The anticipated level of delinquency and net charge-offs into 2008 is reflected in higher loss provision for the nine months ended September 30, 2007. The higher provisioning occurred predominantly in the first and second quarters of 2007 using increased projected default rates which stabilized in the third quarter of 2007. Through our status-based allowance methodology, the provision is correlated to both the current level of delinquency in the portfolio and the expected rate of charge-off associated with each repayment status category. The gross charge-off rates are reduced by the expected life-of-loan recoveries anticipated on the charged-off portfolio to arrive at a net charge-off expectation.

Delinquencies

The tables below present our Private Education Loan delinquency trends as of September 30, 2007 and 2006. Delinquencies have the potential to adversely impact earnings through increased servicing and collection costs in the event the delinquent accounts charge off.

	On-Balance Sheet Private Education
	Loan Delinquencies
	September 30,		September 30,
	2007		2006
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$7,966		$4,497
Loans in forbearance(2)	701		341
Loans in repayment and percentage of each status:
Loans current	5,186	88.0%	3,462	87.0%
Loans delinquent 31-60 days(3)	275	4.7	209	5.3
Loans delinquent 61-90 days(3)	156	2.6	121	3.0
Loans delinquent greater than 90 days(3)	279	4.7	188	4.7

Total Private Education Loans in repayment	5,896	100%	3,980	100%

Total Private Education Loans, gross	14,563		8,818
Private Education Loan unamortized discount	(433)		(321)

Total Private Education Loans	14,130		8,497
Private Education Loan allowance for losses	(454)		(275)

Private Education Loans, net	$13,676		$8,222

Percentage of Private Education Loans in repayment		40.5%		45.1%

Delinquencies as a percentage of Private Education Loans in repayment		12.0%		13.0%

Loans in forbearance as a percentage of loans in repayment and forbearance		10.6%		7.9%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet Private Education
	Loan Delinquencies
	September 30,		September 30,
	2007		2006
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$6,126		$6,861
Loans in forbearance(2)	1,251		901
Loans in repayment and percentage of each status:
Loans current	6,524	94.5%	5,281	94.3%
Loans delinquent 31-60 days(3)	192	2.8	164	2.9
Loans delinquent 61-90 days(3)	71	1.0	68	1.2
Loans delinquent greater than 90 days(3)	116	1.7	90	1.6

Total Private Education Loans in repayment	6,903	100%	5,603	100%

Total Private Education Loans, gross	14,280		13,365
Private Education Loan unamortized discount	(338)		(286)

Total Private Education Loans	13,942		13,079
Private Education Loan allowance for losses	(199)		(100)

Private Education Loans, net	$13,743		$12,979

Percentage of Private Education Loans in repayment		48.3%		41.9%

Delinquencies as a percentage of Private Education Loans in repayment		5.5%		5.7%

Loans in forbearance as a percentage of loans in repayment and forbearance		15.3%		13.9%

	Managed Basis Private Education
	Loan Delinquencies
	September 30,		September 30,
	2007		2006
	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$14,092		$11,358
Loans in forbearance(2)	1,952		1,242
Loans in repayment and percentage of each status:
Loans current	11,710	91.5%	8,743	91.2%
Loans delinquent 31-60 days(3)	467	3.6	373	3.9
Loans delinquent 61-90 days(3)	227	1.8	189	2.0
Loans delinquent greater than 90 days(3)	395	3.1	278	2.9

Total Private Education Loans in repayment	12,799	100%	9,583	100%

Total Private Education Loans, gross	28,843		22,183
Private Education Loan unamortized discount	(771)		(607)

Total Private Education Loans	28,072		21,576
Private Education Loan allowance for losses	(653)		(375)

Private Education Loans, net	$27,419		$21,201

Percentage of Private Education Loans in repayment		44.4%		43.2%

Delinquencies as a percentage of Private Education Loans in repayment		8.5%		8.8%

Loans in forbearance as a percentage of loans in repayment and forbearance		13.2%		11.5%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

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

Forbearance is used most heavily immediately after the loan enters repayment. As a result, forbearance levels are impacted by the timing of loans entering repayment and are generally at higher levels in the first quarter. As indicated in the tables below that show the composition and status of the Managed Private Education Loan portfolio by number of months aged from the first date of repayment, the percentage of loans in forbearance decreases the longer the loans have been in repayment. At September 30, 2007, loans in forbearance as a percentage of loans in repayment and forbearance are 16.9 percent for loans that have been in repayment one to twenty-four months. The percentage drops to 5.0 percent for loans that have been in repayment more than 48 months. Approximately 77 percent of our Managed Private Education Loans in forbearance have been in repayment less than 24 months. These borrowers are essentially extending their grace period as they transition to the workforce. Forbearance continues to be a positive collection tool for the Private Education Loans as we believe it can provide the borrower with sufficient time to obtain employment and income to support his or her obligation. Forbearance policies were tightened in late 2006 and no additional policy changes have taken place to date. The increase in use of forbearance is attributed to improved borrower contact procedures and current economic conditions. Loans in forbearance are reserved commensurate with the default expectation of this specific loan status.

The tables below show the composition and status of the Private Education Loan portfolio by number of months aged from the first date of repayment:

	Months Since Entering Repayment
				After
	1 to 24	25 to 48	More than	Sept. 30,
September 30, 2007	Months	Months	48 Months	2007(1)	Total

Loans in-school/grace/deferment	$—	$—	$—	$14,092	$14,092
Loans in forbearance	1,496	339	117	—	1,952
Loans in repayment — current	6,733	2,916	2,061	—	11,710
Loans in repayment — delinquent 31-60 days	269	126	72	—	467
Loans in repayment — delinquent 61-90 days	145	53	29	—	227
Loans in repayment — delinquent greater than 90 days	215	115	65	—	395

Total	$8,858	$3,549	$2,344	$14,092	$28,843

Unamortized discount					(771)
Allowance for loan losses					(653)

Total Managed Private Education Loans, net					$27,419

Loans in forbearance as a percentage of loans in repayment and forbearance	16.9%	9.6%	5.0%	—%	13.2%

(1)	Includes all loans in-school/grace/deferment.

	Months Since Entering Repayment
				After
	1 to 24	25 to 48	More than	Sept. 30,
September 30, 2006	Months	Months	48 Months	2006(1)	Total

Loans in-school/grace/deferment	$—	$—	$—	$11,358	$11,358
Loans in forbearance	956	203	83	—	1,242
Loans in repayment — current	5,055	2,050	1,638	—	8,743
Loans in repayment — delinquent 31-60 days	208	94	71	—	373
Loans in repayment — delinquent 61-90 days	120	41	28	—	189
Loans in repayment — delinquent greater than 90 days	156	77	45	—	278

Total	$6,495	$2,465	$1,865	$11,358	$22,183

Unamortized discount					(607)
Allowance for loan losses					(375)

Total Managed Private Education Loans, net					$21,201

Loans in forbearance as a percentage of loans in repayment and forbearance	14.7%	8.2%	4.5%	—%	11.5%

(1)	Includes all loans in-school/grace/deferment.

The table below stratifies the portfolio of loans in forbearance by the cumulative number of months the borrower has used forbearance as of the dates indicated. As detailed in the table below, 6 percent of loans currently in forbearance have deferred their loan repayment more than 24 months, which is 1 percent lower versus the year-ago quarter.

	September 30,		September 30,
	2007		2006
	Forbearance	% of	Forbearance	% of
Cumulative number of months borrower has used forbearance	Balance	Total	Balance	Total

Up to 12 months	$1,373	70%	$902	72%
13 to 24 months	473	24	259	21
More than 24 months	106	6	81	7

Total	$1,952	100%	$1,242	100%

Total Provisions for Loan Losses

The following tables summarize the total loan provisions on both an on-balance sheet basis and a Managed Basis for the three and nine months ended September 30, 2007 and 2006.

Total on-balance sheet loan provisions

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Private Education Loans	$100	$58	$380	$175
FFELP Stafford and Other Student Loans	38	3	49	9
Mortgage and consumer loans	5	6	12	11

Total on-balance sheet provisions for loan losses	$143	$67	$441	$195

Total Managed Basis loan provisions

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Private Education Loans	$144	$72	$566	$194
FFELP Stafford and Other Student Loans	51	2	69	12
Mortgage and consumer loans	5	6	9	9

Total Managed Basis provisions for loan losses	$200	$80	$644	$215

The third quarter 2007 FFELP provision included cumulative adjustments of non-recurring provision expense of $30 million and $44 million for on-balance sheet and Managed student loans, respectively, related to the repeal of the Exceptional Performer program (and the resulting increase in our Risk Sharing allowance) due to the passage of the College Cost Reduction and Access Act of 2007 on September 27, 2007 (see “RECENT DEVELOPMENTS — Other Developments — Exceptional Performer”).

Total Loan Net Charge-offs

The following tables summarize the net charge-offs for all loan types on both an on-balance sheet basis and a Managed Basis for the three and nine months ended September 30, 2007 and 2006. The majority of Private Education Loan charge-offs occur on-balance sheet due to the contingent call feature in off-balance sheet securitization trusts that settled before September 30, 2005, which is discussed in more detail at “LENDING BUSINESS SEGMENT — Private Education Loans.”

Total on-balance sheet loan net charge-offs

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Private Education Loans	$74	$31	$228	$87
FFELP Stafford and Other Student Loans	4	1	13	3
Mortgage and consumer loans	3	1	7	4

Total on-balance sheet loan net charge-offs	$81	$33	$248	$94

Total Managed loan net charge-offs

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Private Education Loans	$102	$41	$307	$101
FFELP Stafford and Other Student Loans	7	1	24	3
Mortgage and consumer loans	3	1	7	4

Total Managed loan net charge-offs	$112	$43	$338	$108

The increase in net charge-offs on FFELP Stafford and Other student loans for the nine months ended September 30, 2007 versus the year-ago period was the result of a legislative change in 2006 which lowered the federal guaranty on claims filed to 99 percent from 100 percent. See “LENDING BUSINESS SEGMENT — Allowance for Private Education Loan Losses” for a discussion of net charge-offs related to our Private Education Loans.

Student Loan Premiums as a Percentage of Principal

The following table presents student loan premiums paid as a percentage of the principal balance of student loans acquired for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Volume	Rate	Volume	Rate	Volume	Rate	Volume	Rate

Student loan premiums paid:
Sallie Mae brands	$5,468	1.38%	$4,393	1.05%	$12,364	1.41%	$9,368	.81%
Lender partners	2,373	2.69	2,361	1.83	8,132	2.86	10,178	1.81

Total Preferred Channel	7,841	1.78	6,754	1.32	20,496	1.98	19,546	1.33
Other purchases(1)	1,062	4.77	2,183	4.05	6,252	5.24	2,851	3.95

Total base purchases	8,903	2.13	8,937	1.99	26,748	2.75	22,397	1.66
Consolidation originations	821	2.54	1,682	2.22	2,008	2.58	3,432	2.44

Total	$9,724	2.17%	$10,619	2.03%	$28,756	2.73%	$25,829	1.77%

(1)	Primarily includes spot purchases (including Wholesale Consolidation Loans), other commitment clients, and subsidiary acquisitions.

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

The “Other purchases” category includes the acquisition of Wholesale Consolidation Loans which totaled $950 million at a rate of 4.77 percent for the three months ended September 30, 2007. At September 30, 2007, Wholesale Consolidation Loans totaled $8.2 billion.

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

Student Loan Acquisitions

The following tables summarize the components of our student loan acquisition activity for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended
	September 30, 2007
	FFELP	Private	Total

Preferred Channel	$5,080	$2,761	$7,841
Wholesale Consolidations	950	—	950
Other commitment clients	29	53	82
Spot purchases	30	—	30
Consolidations from third parties	755	66	821
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	796	140	936
Capitalized interest, premiums and discounts	536	76	612

Total on-balance sheet student loan acquisitions	8,176	3,096	11,272
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(796)	(140)	(936)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	115	118	233

Total Managed student loan acquisitions	$7,495	$3,074	$10,569

	Three Months Ended
	September 30, 2006
	FFELP	Private	Total

Preferred Channel	$4,146	$2,608	$6,754
Other commitment clients	195	61	256
Spot purchases	1,927	—	1,927
Consolidations from third parties	1,648	34	1,682
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	2,377	74	2,451
Capitalized interest, premiums and discounts	448	22	470

Total on-balance sheet student loan acquisitions	10,741	2,799	13,540
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(2,377)	(74)	(2,451)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	151	79	230

Total Managed student loan acquisitions	$8,515	$2,804	$11,319

	Nine Months Ended
	September 30, 2007
	FFELP	Private	Total

Preferred Channel	$14,193	$6,303	$20,496
Wholesale Consolidations	4,937	—	4,937
Other commitment clients	223	57	280
Spot purchases	1,035	—	1,035
Consolidations from third parties	1,834	174	2,008
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	3,541	441	3,982
Capitalized interest, premiums and discounts	1,692	227	1,919

Total on-balance sheet student loan acquisitions	27,455	7,202	34,657
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(3,541)	(441)	(3,982)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	396	416	812

Total Managed student loan acquisitions	$24,310	$7,177	$31,487

	Nine Months Ended
	September 30, 2006
	FFELP	Private	Total

Preferred Channel	$13,557	$5,989	$19,546
Other commitment clients	397	64	461
Spot purchases	2,390	—	2,390
Consolidations from third parties	3,389	43	3,432
Acquisitions from off-balance sheet securitized trusts, primarily consolidations	5,813	90	5,903
Capitalized interest, premiums and discounts	1,170	74	1,244

Total on-balance sheet student loan acquisitions	26,716	6,260	32,976
Consolidations to SLM Corporation from off-balance sheet securitized trusts	(5,813)	(90)	(5,903)
Capitalized interest, premiums and discounts — off-balance sheet securitized trusts	475	256	731

Total Managed student loan acquisitions	$21,378	$6,426	$27,804

As shown in the above tables, off-balance sheet FFELP Stafford loans that consolidate with us become an on-balance sheet interest earning asset. This activity results in impairments of our Retained Interests in securitizations, but this is offset by an increase in on-balance sheet interest earning assets, for which we do not record an offsetting gain.

The following table includes on-balance sheet asset information for our Lending business segment.

	September 30,	December 31,
	2007	2006

FFELP Stafford and Other Student Loans, net	$34,108	$24,841
FFELP Consolidation Loans, net	71,371	61,324
Private Education Loans, net	13,676	9,755
Other loans, net	1,193	1,309
Investments(1)	16,801	8,175
Retained Interest in off-balance sheet securitized loans	3,239	3,341
Other(2)	7,460	4,859

Total assets	$147,848	$113,604

(1)	Investments include cash and cash equivalents, investments, restricted cash and investments, leveraged leases, and municipal bonds.

(2)	Other assets include accrued interest receivable, goodwill and acquired intangible assets, and other non-interest earning assets.

Preferred Channel Originations

We originated $8.9 billion in student loan volume through our Preferred Channel in the quarter ended September 30, 2007 versus $7.8 billion in the quarter ended September 30, 2006.

For the quarter ended September 30, 2007, our internal lending brands grew 25 percent over the year-ago quarter, and comprised 65 percent of our Preferred Channel Originations, up from 59 percent in the year-ago quarter. Our internal lending brands combined with our other lender partners comprised 93 percent of our Preferred Channel Originations for the current quarter, versus 87 percent for the year-ago quarter; together these two segments of our Preferred Channel grew 20 percent over the year-ago quarter.

The following tables further itemize our Preferred Channel Originations by type of loan and source.

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Preferred Channel Originations — Type of Loan
Stafford	$4,977	$4,257	$11,703	$10,559
PLUS	820	856	1,944	2,087
GradPLUS	262	144	479	144

Total FFELP	6,059	5,257	14,126	12,790
Private Education Loans	2,793	2,574	6,331	5,829

Total	$8,852	$7,831	$20,457	$18,619

	Three Months Ended September 30,
			Increase		Nine Months Ended September 30,
	2007	2006	(Decrease)		2007	2006	Increase (Decrease)
	FFELP	FFELP	$	%	FFELP	FFELP	$	%

FFELP Preferred Channel Originations — Source
Internal lending brands	$3,201	$2,402	$799	33%	$7,236	$5,257	$1,979	38%
Other lender partners	2,255	1,962	293	15	5,146	4,685	461	10

Total before JPMorgan Chase	5,456	4,364	1,092	25	12,382	9,942	2,440	25
JPMorgan Chase	603	893	(290)	(32)	1,744	2,848	(1,104)	(39)

Total	$6,059	$5,257	$802	15%	$14,126	$12,790	$1,336	10%

	Three Months Ended September 30,
			Increase		Nine Months Ended September 30,
	2007	2006	(Decrease)		2007	2006	Increase (Decrease)
	Private	Private	$	%	Private	Private	$	%

Private Preferred Channel Originations — Source
Internal lending brands	$2,560	$2,223	$337	15%	$5,769	$4,680	$1,089	23%
Other lender partners	190	262	(72)	(27)	433	763	(330)	(43)

Total before JPMorgan Chase	2,750	2,485	265	11	6,202	5,443	759	14
JPMorgan Chase	43	89	(46)	(52)	129	386	(257)	(67)

Total	$2,793	$2,574	$219	9%	$6,331	$5,829	$502	9%

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase				Increase
	2007	2006	(Decrease)		2007	2006	(Decrease)
	Total	Total	$	%	Total	Total	$	%

Total Preferred Channel Originations — Source
Internal lending brands	$5,761	$4,625	$1,136	25%	$13,005	$9,937	$3,068	31%
Other lender partners	2,445	2,224	221	10	5,579	5,448	131	2

Total before JPMorgan Chase	8,206	6,849	1,357	20	18,584	15,385	3,199	21
JPMorgan Chase	646	982	(336)	(34)	1,873	3,234	(1,361)	(42)

Total	$8,852	$7,831	$1,021	13%	$20,457	$18,619	$1,838	10%

Student Loan Activity

The following tables summarize the activity in our on-balance sheet, off-balance sheet and Managed portfolios of FFELP student loans and Private Education Loans and highlight the effects of Consolidation Loan activity on our FFELP portfolios.

	On-Balance Sheet
	Three Months Ended September 30, 2007
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$31,503	$68,109	$99,612	$11,014	$110,626
Net consolidations:
Incremental consolidations from third parties	—	755	755	66	821
Consolidations to third parties	(663)	(228)	(891)	(12)	(903)

Net consolidations	(663)	527	(136)	54	(82)
Acquisitions	5,344	1,281	6,625	2,889	9,514

Net acquisitions	4,681	1,808	6,489	2,943	9,432

Internal consolidations(2)	(1,647)	2,293	646	130	776
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(429)	(839)	(1,268)	(411)	(1,679)

Ending balance	$34,108	$71,371	$105,479	$13,676	$119,155

	Off-Balance Sheet
	Three Months Ended September 30, 2007
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$11,362	$17,167	$28,529	$14,048	$42,577
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(211)	(54)	(265)	(29)	(294)

Net consolidations	(211)	(54)	(265)	(29)	(294)
Acquisitions	63	52	115	119	234

Net acquisitions	(148)	(2)	(150)	90	(60)

Internal consolidations(2)	(461)	(185)	(646)	(130)	(776)
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(591)	(281)	(872)	(265)	(1,137)

Ending balance	$10,162	$16,699	$26,861	$13,743	$40,604

	Managed Portfolio
	Three Months Ended September 30, 2007
					Total
	FFELP	FFELP		Total Private	Managed
	Stafford and	Consolidation	Total	Education	Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$42,865	$85,276	$128,141	$25,062	$153,203
Net consolidations:
Incremental consolidations from third parties	—	755	755	66	821
Consolidations to third parties	(874)	(282)	(1,156)	(41)	(1,197)

Net consolidations	(874)	473	(401)	25	(376)
Acquisitions	5,407	1,333	6,740	3,008	9,748

Net acquisitions	4,533	1,806	6,339	3,033	9,372

Internal consolidations(2)	(2,108)	2,108	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(1,020)	(1,120)	(2,140)	(676)	(2,816)

Ending balance	$44,270	$88,070	$132,340	$27,419	$159,759

Total Managed Acquisitions(3)	$5,407	$2,088	$7,495	$3,074	$10,569

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Three Months Ended September 30, 2006
				Total
	FFELP			Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$21,391	$54,055	$75,446	$6,833	$82,279
Net consolidations:
Incremental consolidations from third parties	—	1,648	1,648	34	1,682
Consolidations to third parties	(729)	(367)	(1,096)	(4)	(1,100)

Net consolidations	(729)	1,281	552	30	582
Acquisitions	5,014	1,702	6,716	2,691	9,407

Net acquisitions	4,285	2,983	7,268	2,721	9,989

Internal consolidations(2)	(2,397)	4,813	2,416	83	2,499
Off-balance sheet securitizations	—	(4,066)	(4,066)	(1,008)	(5,074)
Repayments/claims/resales/other	(665)	(583)	(1,248)	(407)	(1,655)

Ending balance	$22,614	$57,202	$79,816	$8,222	$88,038

	Off-Balance Sheet
	Three Months Ended September 30, 2006
				Total
	FFELP			Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$20,535	$15,140	$35,675	$12,190	$47,865
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(726)	(119)	(845)	(11)	(856)

Net consolidations	(726)	(119)	(845)	(11)	(856)
Acquisitions	96	55	151	79	230

Net acquisitions	(630)	(64)	(694)	68	(626)

Internal consolidations(2)	(2,185)	(231)	(2,416)	(83)	(2,499)
Off-balance sheet securitizations	—	4,066	4,066	1,008	5,074
Repayments/claims/resales/other	(547)	(166)	(713)	(204)	(917)

Ending balance	$17,173	$18,745	$35,918	$12,979	$48,897

	Managed Portfolio
	Three Months Ended September 30, 2006
				Total	Total
	FFELP			Private	Managed
	Stafford and	Consolidation	Total	Education	Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$41,926	$69,195	$111,121	$19,023	$130,144
Net consolidations:
Incremental consolidations from third parties	—	1,648	1,648	34	1,682
Consolidations to third parties	(1,455)	(486)	(1,941)	(15)	(1,956)

Net consolidations	(1,455)	1,162	(293)	19	(274)
Acquisitions	5,110	1,757	6,867	2,770	9,637

Net acquisitions	3,655	2,919	6,574	2,789	9,363

Internal consolidations(2)	(4,582)	4,582	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(1,212)	(749)	(1,961)	(611)	(2,572)

Ending balance	$39,787	$75,947	$115,734	$21,201	$136,935

Total Managed Acquisitions(3)	$5,110	$3,405	$8,515	$2,804	$11,319

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Nine Months Ended September 30, 2007
	FFELP	FFELP		Total Private	Total On-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$24,841	$61,324	$86,165	$9,755	$95,920
Net consolidations:
Incremental consolidations from third parties	—	1,834	1,834	174	2,008
Consolidations to third parties	(1,943)	(673)	(2,616)	(29)	(2,645)

Net consolidations	(1,943)	1,161	(782)	145	(637)
Acquisitions	16,103	5,977	22,080	6,586	28,666

Net acquisitions	14,160	7,138	21,298	6,731	28,029

Internal consolidations(2)	(3,788)	5,803	2,015	399	2,414
Off-balance sheet securitizations	—	—	—	(1,871)	(1,871)
Repayments/claims/resales/other	(1,105)	(2,894)	(3,999)	(1,338)	(5,337)

Ending balance	$34,108	$71,371	$105,479	$13,676	$119,155

	Off-Balance Sheet
	Nine Months Ended September 30, 2007
	FFELP	FFELP		Total Private	Total Off-
	Stafford and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$15,028	$18,311	$33,339	$12,833	$46,172
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(831)	(181)	(1,012)	(65)	(1,077)

Net consolidations	(831)	(181)	(1,012)	(65)	(1,077)
Acquisitions	237	159	396	417	813

Net acquisitions	(594)	(22)	(616)	352	(264)

Internal consolidations(2)	(1,332)	(683)	(2,015)	(399)	(2,414)
Off-balance sheet securitizations	—	—	—	1,871	1,871
Repayments/claims/resales/other	(2,940)	(907)	(3,847)	(914)	(4,761)

Ending balance	$10,162	$16,699	$26,861	$13,743	$40,604

	Managed Portfolio
	Nine Months Ended September 30, 2007
					Total
	FFELP	FFELP		Total Private	Managed
	Stafford and	Consolidation	Total	Education	Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$39,869	$79,635	$119,504	$22,588	$142,092
Net consolidations:
Incremental consolidations from third parties	—	1,834	1,834	174	2,008
Consolidations to third parties	(2,774)	(854)	(3,628)	(94)	(3,722)

Net consolidations	(2,774)	980	(1,794)	80	(1,714)
Acquisitions	16,340	6,136	22,476	7,003	29,479

Net acquisitions	13,566	7,116	20,682	7,083	27,765

Internal consolidations(2)	(5,120)	5,120	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(4,045)	(3,801)	(7,846)	(2,252)	(10,098)

Ending balance	$44,270	$88,070	$132,340	$27,419	$159,759

Total Managed Acquisitions(3)	$16,340	$7,970	$24,310	$7,177	$31,487

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Nine Months Ended September 30, 2006
	FFELP			Total
	Stafford			Private	Total On-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio-

Beginning balance	$19,988	$54,859	$74,847	$7,757	$82,604
Net consolidations:
Incremental consolidations from third parties	—	3,389	3,389	43	3,432
Consolidations to third parties	(1,422)	(1,775)	(3,197)	(11)	(3,208)

Net consolidations	(1,422)	1,614	192	32	224
Acquisitions	15,114	2,401	17,515	6,127	23,642

Net acquisitions	13,692	4,015	17,707	6,159	23,866

Internal consolidations(2)	(4,772)	9,914	5,142	203	5,345
Off-balance sheet securitizations	(5,034)	(9,638)	(14,672)	(4,737)	(19,409)
Repayments/claims/resales/other	(1,260)	(1,948)	(3,208)	(1,160)	(4,368)

Ending balance	$22,614	$57,202	$79,816	$8,222	$88,038

	Off-Balance Sheet
	Nine Months Ended September 30, 2006
	FFELP			Total
	Stafford			Private	Total Off-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$20,670	$10,575	$31,245	$8,680	$39,925
Net consolidations:
Incremental consolidations from third parties	—	—	—	—	—
Consolidations to third parties	(1,591)	(574)	(2,165)	(21)	(2,186)

Net consolidations	(1,591)	(574)	(2,165)	(21)	(2,186)
Acquisitions	302	172	474	256	730

Net acquisitions	(1,289)	(402)	(1,691)	235	(1,456)

Internal consolidations(2)	(4,634)	(508)	(5,142)	(203)	(5,345)
Off-balance sheet securitizations	5,034	9,638	14,672	4,737	19,409
Repayments/claims/resales/other	(2,608)	(558)	(3,166)	(470)	(3,636)

Ending balance	$17,173	$18,745	$35,918	$12,979	$48,897

	Managed Portfolio
	Nine Months Ended September 30, 2006
				Total	Total
	FFELP			Private	Managed
	Stafford and	Consolidation	Total	Education	Basis
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$40,658	$65,434	$106,092	$16,437	$122,529
Net consolidations:
Incremental consolidations from third parties	—	3,389	3,389	43	3,432
Consolidations to third parties	(3,013)	(2,349)	(5,362)	(32)	(5,394)

Net consolidations	(3,013)	1,040	(1,973)	11	(1,962)
Acquisitions	15,416	2,573	17,989	6,383	24,372

Net acquisitions	12,403	3,613	16,016	6,394	22,410

Internal consolidations(2)	(9,406)	9,406	—	—	—
Off-balance sheet securitizations	—	—	—	—	—
Repayments/claims/resales/other	(3,868)	(2,506)	(6,374)	(1,630)	(8,004)

Ending balance	$39,787	$75,947	$115,734	$21,201	$136,935

Total Managed Acquisitions(3)	$15,416	$5,962	$21,378	$6,426	$27,804

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents loans that we either own on-balance sheet or loans that we consolidated from our off-balance sheet securitization trusts.

(3)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

The increase in consolidations to third parties in 2006 reflects FFELP lenders reconsolidating FFELP Consolidation Loans using the Direct Loan program as a pass-through entity, a practice which was restricted by The Higher Education Reconciliation Act of 2005, as of July 1, 2006.

During 2006, we introduced Private Education Consolidation Loans as a separate product line and for the nine months ended September 30, 2007, we added $80 million of net incremental volume of Private Education Consolidation Loans. This incremental volume is of higher credit quality than the volume that consolidated away from us. We expect this product line to continue to grow in the future and we will aggressively employ this and other tools to protect our portfolio against third-party consolidation of our Private Education Loans.

Other Income — Lending Business Segment

The following table summarizes the components of other income, net, for our Lending business segment for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Late fees	$34	$29	$101	$86
Gains on sales of mortgages and other loan fees	2	5	10	12
Gains on sales of student loans	2	—	21	—
Other	8	12	18	40

Total other income, net	$46	$46	$150	$138

The Company periodically sells student loans. The timing and amount of loan sales impacts the amount of recognized gains on sales of student loans. In the second quarter of 2007, we sold $770 million of FFELP Stafford and Consolidation student loans, the majority of which were serviced by third parties. The decrease in the “Other” category versus the prior year is due to the shift of origination volume to Sallie Mae Bank. Prior to this shift, we earned servicing fees for originated Private Education Loans on behalf of third party lenders prior to our acquisition of those loans. This revenue stream has been more than offset by capturing the net interest income earned by acquiring these loans earlier.

Operating Expense — Lending Business Segment

The following table summarizes the components of operating expenses for our Lending business segment for the three and nine months ended September 30, 2007 and 2006.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Sales and originations	$84	$81	$264	$244
Servicing and information technology	56	49	167	151
Corporate overhead	24	26	86	86

Total operating expenses	$164	$156	$517	$481

Operating expenses for our Lending business segment include costs incurred to service our Managed student loan portfolio and acquire student loans, as well as other general and administrative expenses. Operating expenses for the Lending business segment also include stock option compensation expense of $4 million and $8 million, respectively, for the three months ended September 30, 2007 and 2006, and $26 million, for each of the nine months ended September 30, 2007 and 2006.

ASSET PERFORMANCE GROUP (“APG”) BUSINESS SEGMENT

The following table includes the “Core Earnings” results of operations for our APG business segment.

	Three Months		% Increase	Nine Months		% Increase
	Ended September 30,		(Decrease)	Ended September 30,		(Decrease)
			2007 vs.			2007 vs.
	2007	2006	2006	2007	2006	2006

Contingency fee income	$65	$103	(37)%	$207	$261	(21)%
Other fee income	11	19	(42)	37	43	(14)
Collections revenue	53	58	(9)	196	182	8

Total income	129	180	(28)	440	486	(9)
Operating expenses	94	91	3	284	266	7
Net interest expense	7	6	17	20	17	18

Income before income taxes and minority interest in net earnings of subsidiaries	28	83	(66)	136	203	(33)
Income tax expense	11	31	(65)	51	75	(32)

Income before minority interest in net earnings of subsidiaries	17	52	(67)	85	128	(34)
Minority interest in net earnings of subsidiaries	—	1	—	2	4	(50)

“Core Earnings” net income	$17	$51	(67)%	$83	$124	(33)%

The decrease in contingency fee income for the third quarter of 2007 versus the year-ago quarter was primarily due to a legislative change in July 2006 governing the rehabilitated loan policy which reduced the number of consecutive payments to qualify for a loan rehabilitation from twelve months to nine months. This accelerated process added approximately $30 million of incremental revenue in the third quarter of 2006. To a lesser extent, the third quarter of 2007 was negatively impacted by a lower rate earned on consolidating defaulted loans due to legislative changes in 2006 as well as lower performance in default prevention.

The decrease in collections revenue for the third quarter of 2007 versus the year-ago quarter was primarily due to the write-downs of certain purchased paper portfolios. Declines in real estate values, general economic uncertainty as well as lengthening the assumed lifetime collection period have resulted in write-downs related to the mortgage purchased paper portfolio. Specifically, the mortgage purchased paper portfolio had impairments of $11 million (which equals approximately 1 percent of the carry value of these portfolios) in the third quarter of 2007 compared to impairments of $5 million in the third quarter of 2006. General economic uncertainty has also resulted in lengthening the assumed lifetime collection period related to the non-mortgage portfolio.

Revenues from United Student Aid Funds, Inc. (“USA Funds”) represented 29 percent and 36 percent, respectively, of total APG revenue for the three months ended September 30, 2007 and 2006, and 27 percent and 32 percent, respectively, for the nine months ended September 30, 2007 and 2006.

Purchased Paper — Non-Mortgage

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Face value of purchases for the period	$1,741	$865	$3,881	$1,857
Purchase price for the period	134	79	358	154
% of face value purchased	7.7%	9.2%	9.2%	8.3%
Gross cash collections (“GCC”)	$118	$81	$357	$263
Collections revenue	43	49	158	152
Collections revenue as a% of GCC	36%	61%	44%	58%
Carrying value of purchases	$448	$193	$448	$193

The amount of face value of purchases in any quarter is a function of a combination of factors including the amount of receivables available for purchase in the marketplace, average age of each portfolio, the asset class of the receivables, and competition in the marketplace. As a result, the percentage of face value purchased will vary from quarter to quarter. The decrease in collections revenue as a percentage of gross cash collections (“GCC”) versus the prior year can primarily be attributed to the increase in new portfolio purchases in the third quarter of 2007. Typically, revenue recognition based on a portfolio’s effective interest rate is a lower percentage of cash collections in the early stages of servicing a portfolio.

Purchased Paper — Mortgage/Properties

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Face value of purchases for the period	$102	$140	$827	$463
Collections revenue	10	9	38	30
Collateral value of purchases	85	147	775	510
Purchase price for the period	57	114	581	388
Purchase price as a % of collateral value	67%	78%	75%	76%
Carrying value of purchases	$937	$503	$937	$503

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

Contingency Inventory

The following table presents the outstanding inventory of receivables that are currently being serviced through our APG business.

	September 30,	December 31,
	2007	2006

Contingency:
Student loans	$8,353	$6,971
Other	1,550	1,667

Total	$9,903	$8,638

The $1.3 billion increase in the contingency inventory from December 31, 2006 is primarily due to higher placements of defaulted loans.

Operating Expenses — APG Business Segment

For the three months ended September 30, 2007 and 2006, operating expenses for the APG business segment totaled $94 million and $91 million, respectively, and included $2 million and $4 million, respectively, of stock option compensation expense. For the nine months ended September 30, 2007 and September 30, 2006, operating expenses for this segment totaled $284 million and $266 million, respectively, and included $9 million of stock option compensation expense for both periods.

At September 30, 2007 and December 31, 2006, the APG business segment had total assets of $2.2 billion and $1.5 billion, respectively.

CORPORATE AND OTHER BUSINESS SEGMENT

The following table includes “Core Earnings” results of operations for our Corporate and Other business segment.

	Three Months			Nine Months
	Ended		% Increase	Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
			2007 vs.			2007 vs.
	2007	2006	2006	2007	2006	2006

Net interest income (loss) after provisions for loan losses	$1	$(1)	200%	$(2)	$(1)	(100)%

Guarantor servicing fees	46	39	18	115	99	16
Loan servicing fees	6	8	(25)	17	23	(26)
Upromise	28	8	250	78	8	875
Other	29	25	16	67	64	5

Total fee and other income	109	80	36	277	194	43
Operating expenses	79	70	13	251	178	41

Income before income taxes	31	9	244	24	15	60
Income tax expense	11	3	267	9	6	50

“Core Earnings” net income	$20	$6	233%	$15	$9	67%

The increase in income from Upromise for the three and nine months ended September 30, 2007 from the year ago periods is the result of a full three and nine months of income, as Upromise was acquired in August 2006.

USA Funds, the nation’s largest guarantee agency, accounted for 83 percent and 81 percent, respectively, of guarantor servicing fees and 16 percent and 24 percent, respectively, of revenues associated with other products and services for the quarters ended September 30, 2007 and 2006.

Operating Expenses — Corporate and Other Business Segment

The following table summarizes the components of operating expenses for our Corporate and Other business segment for the three and nine months ended September 30, 2007 and 2006.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Operating expenses	$27	$48	$84	$115
Upromise	24	8	66	8
Corporate overhead	28	14	101	55

Total operating expenses	$79	$70	$251	$178

Operating expenses for our Corporate and Other business segment include direct costs incurred to service loans for unrelated third parties and to perform guarantor servicing on behalf of guarantor agencies, as well as information technology expenses related to these functions. The $73 million increase in operating expenses during the nine months ended September 30, 2007 versus the year-ago period was primarily due to a $58 million increase in Upromise expenses and $42 million in Merger-related fees. Stock option compensation expense included in operating expenses for this segment totaled $2 million and $4 million, respectively, for the three months ended September 30, 2007 and 2006, and totaled $12 million and $13 million, respectively, for the nine months ended September 30, 2007 and 2006.

At September 30, 2007 and December 31, 2006, the Corporate and Other business segment had total assets of $777 million and $999 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Except in the case of acquisitions, which are discussed separately, our APG and Corporate and Other business segments are not capital intensive businesses, and as such, a minimal amount of debt and equity capital is allocated to these segments. Therefore, the following “LIQUIDITY AND CAPITAL RESOURCES” discussion is concentrated on our Lending business segment.

Our primary funding objective is to maintain cost-effective liquidity to fund the growth in our Managed portfolio of student loans. Upon the announcement of the Merger on April 16, 2007, credit spreads on our unsecured debt widened considerably, significantly increasing our cost of accessing the unsecured debt markets (see “RECENT DEVELOPMENTS-Merger Related Developments”). In the near term, we do not expect to rely on the unsecured debt market as a source of liquidity, due to the high cost and restrictive covenants likely to be associated with such financing. As a result, student loan asset-backed securities financings, including asset-backed commercial paper (“ABCP”) facilities and term asset-backed securities (“ABS”) are expected to be our primary source of cost-effective financing for the immediate future.

We have built a highly liquid and deep market for our student loan asset-backed securities. We securitized $20.5 billion in student loans in six transactions in the nine months ended September 30, 2007, compared to $25.6 billion in eleven transactions in the year-ago period. Asset-backed securities financings, including term ABS, ABCP borrowings and other secured financings, comprised 75 percent of our Managed debt outstanding at September 30, 2007, versus 70 percent at September 30, 2006. On April 30, 2007, in connection with the Merger, we entered into new aggregate interim $30 billion asset-backed commercial paper conduit facilities (collectively, the “Interim ABCP Facility”), which provided us with significant additional liquidity. Generally, the Interim ABCP Facility effectively terminates on the earliest of (1) the Merger closing, (2) 90 calendar days after the date of termination of the Merger Agreement or (3) 90 calendar days after February 15, 2008. We are in substantive discussions with various financing sources concerning the replacement of the Interim ABCP Facility, should it be necessary, and believe that this source of liquidity can be replaced in a timely manner.

In the third quarter, as with similarly sized financial services companies, adverse conditions in the financial markets increased the Company’s cost of issuance in the term ABS market, and increased spreads on our existing ABCP financings. Because of this increase in the cost of issuance, the Company chose not to issue in the term ABS market in August and September of 2007. The Company resumed the issuance of term ABS in October 2007, and expects to continue to access the term ABS market on a regular basis throughout the remainder of 2007 and in 2008. To the extent the current increased cost of borrowing in the term ABS market persists, it will have a negative impact on the company’s overall future cost of funds.

As noted above, since the announcement of the Merger (see “RECENT DEVELOPMENTS — Merger-Related Developments”), the asset-backed securities markets have been the Company’s only source of cost-effective financing. As a result we have significant long-term funding, credit spread and liquidity exposure to those markets. A long-term disruption in the asset-backed securities markets that limits our ability to raise funds or significantly increases the cost of those funds could have an adverse impact on our results of operations.

Additionally, the Company’s liquidity may be impacted if the Merger Agreement is terminated or the Merger transaction does not close, primarily as a result of the prospective termination of the Company’s Interim ABCP Facility. The Company is in substantive discussions with various financing sources concerning the replacement of the Interim ABCP Facility, should it be necessary, and believes that this source of liquidity can be replaced in a timely manner. As a result, we believe we will have sufficient sources of liquidity to meet the cash needs of the Company. We would also expect to continue to have ready access to our $6.5 billion revolving credit facilities, our existing $6.0 billion ABCP facility, our cash and investment portfolio and the term ABS markets as sources of liquidity. See Note 12, “Merger-Related Developments — Financing Considerations if the Merger does not Close” to the consolidated financial statements. Whether the Merger is consummated or not, as stated above, we do not expect to rely on the unsecured debt markets as a significant source of liquidity in the near term, due to the high cost and restrictive covenants likely to be associated with such financing.

The following table details our primary sources of liquidity and the available capacity at September 30, 2007, and December 31, 2006.

	September 30, 2007	December 31, 2006
	Available Capacity	Available Capacity

Sources of primary liquidity:
Unrestricted cash and liquid investments(1)(2)	$11,936	$4,720
Unused commercial paper and bank lines of credit	6,500	6,500
ABCP borrowing capacity	5,758	1,047
Interim ABCP Facility borrowing capacity	4,897	—

Total sources of primary liquidity	29,091	12,267

Sources of stand-by liquidity:
Unencumbered FFELP student loans(2)	16,340	28,070

Total sources of primary and stand-by liquidity	$45,431	$40,337

(1)	Excludes $11 million and $365 million of investments pledged as collateral related to certain derivative positions and $93 million and $99 million of other non-liquid investments classified at September 30, 2007 and December 31, 2006, respectively, as cash and investments on our balance sheet in accordance with GAAP.

(2)	Pursuant to the Merger Agreement, certain asset sales required the approval of the Buyer Group prior to the Merger. On October 23, 2007, the Buyer Group waived the Company’s obligation to obtain such approvals. See “RECENT DEVELOPMENTS — Merger-Related Developments.”

We believe our currently unencumbered FFELP student loan portfolio provides an excellent source of potential or stand-by liquidity because of the well-developed market for securitizations and whole loan sales of government guaranteed student loans. In addition to the assets listed in the table above, we hold on-balance sheet a number of other unencumbered assets, consisting primarily of Private Education Loans, Retained Interests and other assets. At September 30, 2007, we had a total of $48.3 billion of unencumbered assets, including goodwill and acquired intangibles. On October 2, 2007, the Company received approximately $3.0 billion of cash in exchange for a similar amount of FFELP student loans encumbered on September 30,

2007. Upon receipt of this cash, total unencumbered assets were $51.3 billion with no change in overall liquidity in the table above.

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

Managed Borrowings

The following tables present the ending balances of our Managed borrowings at September 30, 2007 and 2006 and average balances and average interest rates of our Managed borrowings for the three and nine months ended September 30, 2007 and 2006. The average interest rates include derivatives that are economically hedging the underlying debt, but do not qualify for hedge accounting treatment under SFAS No. 133. (See “BUSINESS SEGMENTS — Pre-tax differences Between ‘Core Earnings’ and GAAP by Business Segment — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities.”)

Ending Balances

	As of September 30,
	2007			2006
	Ending Balance			Ending Balance
			Total			Total
	Short	Long	Managed	Short	Long	Managed
	Term	Term	Basis	Term	Term	Basis

Unsecured borrowings	$7,410	$37,973	$45,383	$3,595	$41,549	$45,144
Indentured trusts (on-balance sheet)	149	2,513	2,662	75	3,109	3,184
ABCP borrowings (on-balance sheet)	25,103	242	25,345	—	4,966	4,966
Securitizations (on-balance sheet)	—	65,105	65,105	—	44,840	44,840
Securitizations (off-balance sheet)	—	43,887	43,887	—	54,153	54,153
Other	359	—	359	—	—	—

Total	$33,021	$149,720	$182,741	$3,670	$148,617	$152,287

Average Balances

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Average	Average	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Unsecured borrowings	$45,117	5.69%	$44,615	5.75%	$46,915	5.66%	$42,813	5.42%
Indentured trusts (on-balance sheet)	2,715	4.91	3,224	4.74	2,813	4.80	3,309	4.49
ABCP borrowings (on-balance sheet)	17,733	6.17	4,864	5.67	9,328	6.18	4,854	5.26
Securitizations (on-balance sheet)	65,160	5.68	42,831	5.68	61,539	5.67	41,871	5.30
Securitizations (off-balance sheet)	44,773	5.79	52,986	5.73	46,694	5.78	49,702	5.40
Other	215	5.14	128	5.25	382	5.28	142	4.87

Total	$175,713	5.75%	$148,648	5.70%	$167,671	5.71%	$142,691	5.35%

Unsecured On-Balance Sheet Financing Activities

The following table presents the senior unsecured credit ratings assigned by major rating agencies as of September 30, 2007. Each of the Company’s debt ratings are under review with negative implications due to the pending Merger.

	S&P	Moody’s	Fitch

Short-term unsecured debt	A-2	P-2	F3
Long-term senior unsecured debt	BBB+	Baa1	BBB

The table below presents our unsecured on-balance sheet term funding by funding source for the three and nine months ended September 30, 2007 and 2006.

	Debt Issued For		Debt Issued For
	the Three Months		the Nine Months		Outstanding at
	Ended September 30,		Ended September 30,		September 30,
	2007	2006	2007	2006	2007	2006

Convertible debentures	$—	$—	$—	$—	$—	$1,996
Retail notes	—	148	59	415	4,192	4,018
Foreign currency denominated notes(1)	—	794	161	2,269	12,803	11,039
Extendible notes	—	—	—	999	5,748	5,246
Global notes (Institutional)	—	2,054	1,348	3,999	21,857	21,044
Medium-term notes (Institutional)	—	—	—	—	596	1,799
Other	—	—	—	—	187	2

Total	$—	$2,996	$1,568	$7,682	$45,383	$45,144

(1)	All foreign currency denominated notes are hedged using derivatives that exchange the foreign denomination for U.S. dollars.

In addition to the term issuances reflected in the table above, we also use our commercial paper program for short-term liquidity purposes. The average balance of commercial paper outstanding was $109 million for the nine months ended September 30, 2006. There was no average balance outstanding for the three months ended September 30, 2007 and 2006 and for the nine months ended September 30, 2007. The maximum daily amount outstanding was $2.2 billion for the nine months ended September 30, 2006. There was no amount outstanding for the three months ended September 30, 2007 and 2006 or for the nine months ended September 30, 2007.

Securitization Activities

Securitization Program

The following table summarizes our securitization activity for the three and nine months ended September 30, 2007 and 2006. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Three Months Ended September 30,
	2007				2006
		Loan				Loan
	No. of	Amount	Pre-Tax		No. of	Amount	Pre-Tax
(Dollars in millions)	Transactions	Securitized	Gain	Gain%	Transactions	Securitized	Gain	Gain%

Securitizations sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	—	$—	$—	—%
FFELP Consolidation Loans	—	—	—	—	2	4,001	19	.5
Private Education Loans	—	—	—	—	1	1,088	182	16.7

Total securitizations sales	—	—	$—	—%	3	5,089	$201	4.0%

Securitization financings:
FFELP Stafford/PLUS Loans(1)	—	—			—	—
FFELP Consolidation Loans(1)	1	2,493			1	3,001

Total securitizations financings	1	2,493			1	3,001

Total securitizations	1	$2,493			4	$8,090

	Nine Months Ended September 30,
	2007				2006
		Loan				Loan
	No. of	Amount	Pre-Tax		No. of	Amount	Pre-Tax
(Dollars in millions)	Transactions	Securitized	Gain	Gain%	Transactions	Securitized	Gain	Gain%

Securitizations sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	2	$5,004	$17	.3%
FFELP Consolidation Loans	—	—	—	—	4	9,503	55	.6
Private Education Loans	1	2,000	367	18.4	3	5,088	830	16.3

Total securitizations sales	1	2,000	$367	18.4%	9	19,595	$902	4.6%

Securitization financings:
FFELP Stafford/PLUS Loans(1)	2	7,004			—	—
FFELP Consolidation Loans(1)	3	11,480			2	6,002

Total securitizations financings	5	18,484			2	6,002

Total securitizations	6	$20,484			11	$25,597

(1)	In certain securitizations there are terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as variable interest entities (“VIEs”). Terms that prevent sale treatment include: (1) allowing us to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after the initial settlement of the securitization, which do not relate to the reissuance of third party beneficial interests or (3) allowing us to hold an unconditional call option related to a certain percentage of the securitized assets.

Our Private Education Loan gain on sale percentages are significantly higher than our FFELP gain on sale percentages primarily for two reasons: (1) the significantly higher excess spread earned by the Residual Interest holder which is primarily due to the higher spreads to index the Company earns on the underlying Private Education Loans compared to FFELP loans (see “LENDING BUSINESS SEGMENT — ‘Core Earnings’ Basis Student Loan Spreads by Loan Type” for further discussion regarding average student loan spreads by loan type) and (2) the weighted average life of the Private Education Loan securitizations are longer. The weighted average life for the first quarter of 2007 Private Education Loan securitization was 9.4 years. The Constant Prepayment Rate (“CPR”) assumption we use to determine the fair value of the Residual Interest impacts the weighted average life of the securitization. See the Company’s 2006 Form 10-K, Note 9 to the consolidated financial statements, “Student Loan Securitization,” for a sensitivity analysis of the significant assumptions used to determine the fair value of the Residual Interest.

Retained Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests, included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of September 30, 2007 and December 31, 2006.

	As of September 30, 2007
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts(5)	Total

Fair value of Residual Interests(2)	$472	$688	$2,079	$3,239
Underlying securitized loan balance(3)	10,010	16,216	14,281	40,507
Weighted average life	2.9 yrs.	7.4 yrs.	7.1 yrs.
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	3-38%	3-8%	1-30%
Life of loan — repayment status	21%	6%	9%
Expected credit losses (% of student loan principal)	.11%	.15%	4.46%
Residual cash flows discount rate	12.1%	10.4%	12.5%

	As of December 31, 2006
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$701	$676	$1,965	$3,342
Underlying securitized loan balance(3)	14,794	17,817	13,222	45,833
Weighted average life	2.9 yrs.	7.3 yrs.	7.2 yrs.
Prepayment speed (annual rate)
Interim status	0%	N/A	0%
Repayment status	0-43%	3-9%	4-7%
Life of loan — repayment status	24%	6%	6%
Expected credit losses (% of student loan principal)	.06%	.07%	4.36%
Residual cash flows discount rate	12.6%	10.5%	12.6%

(1)	Includes $167 million and $151 million related to the fair value of the Embedded Floor Income as of September 30, 2007 and December 31, 2006, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the paydown of the underlying loans.

(2)	At September 30, 2007 and December 31, 2006, we had unrealized gains (pre-tax) in accumulated other comprehensive income of $281 million and $389 million, respectively, that related to the Retained Interests.

(3)	In addition to student loans in off-balance sheet trusts, we had $61.9 billion and $48.6 billion of securitized student loans outstanding (face amount) as of September 30, 2007 and December 31, 2006, respectively, in on-balance sheet securitization trusts.

(4)	Effective December 31, 2006, the Company implemented CPR curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Previously, we applied a CPR that was based on a static life of loan assumption, and, in the case of FFELP Stafford and PLUS loans, we applied a vector approach, irrespective of seasoning. Repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

(5)	As discussed in Note 1, “Significant Accounting Policies — Accounting for Certain Hybrid Financial Instruments” the Company adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” effective January 1, 2007. As a result, the Company elected to carry the Residual Interest on the Private Education Loan securitization which settled in the first quarter of 2007 at fair value with subsequent changes in fair value recorded in earnings. The fair value of this Residual Interest at September 30, 2007 was $382 million inclusive of a net $5 million fair value gain adjustment recorded since settlement.

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

Off-Balance Sheet Net Assets

The following table summarizes our off-balance sheet net assets at September 30, 2007 and December 31, 2006 on a basis equivalent to our GAAP on-balance sheet trusts, which presents the assets and liabilities in the off-balance sheet trusts as if they were being accounted for on-balance sheet rather than off-balance sheet. This presentation, therefore, includes a theoretical calculation of the premiums on student loans, the allowance for loan losses, and the discounts and deferred financing costs on the debt. This presentation is not, nor is it intended to be, a liquidation basis of accounting. (See also “LENDING BUSINESS SEGMENT — Summary of our Managed Student Loan Portfolio — Ending Balances, net” and “LIQUIDITY AND CAPITAL RESOURCES — Managed Borrowings — Ending Balances,” earlier in this section.)

	September 30,	December 31,
	2007	2006

Off-Balance Sheet Assets:
Total student loans, net	$40,604	$46,172
Restricted cash and investments	3,352	4,269
Accrued interest receivable	1,610	1,467

Total off-balance sheet assets	45,566	51,908
Off-Balance Sheet Liabilities:
Debt, par value	43,997	50,058
Debt, unamortized discount and deferred issuance costs	(110)	(193)

Total debt	43,887	49,865
Accrued interest payable	334	405

Total off-balance sheet liabilities	44,221	50,270

Off-Balance Sheet Net Assets	$1,345	$1,638

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

The following table summarizes the components of servicing and securitization revenue for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Servicing revenue	$69	$87	$221	$254
Securitization revenue, before Net Embedded Floor Income, impairment and unrealized fair value adjustment	110	103	331	257

Servicing and securitization revenue, before Net Embedded Floor Income, impairment and unrealized fair value adjustment	179	190	552	511
Embedded Floor Income	4	2	8	12
Less: Floor Income previously recognized in gain calculation	(2)	(1)	(4)	(6)

Net Embedded Floor Income	2	1	4	6

Servicing and securitization revenue, before impairment and unrealized fair value adjustment	181	191	556	517
Unrealized fair value adjustment(1)	(62)	—	(5)	—
Retained Interest impairment	(90)	(4)	(137)	(148)

Total servicing and securitization revenue	$29	$187	$414	$369

Average off-balance sheet student loans	$41,526	$48,226	$43,195	$46,027

Average balance of Retained Interest	$3,378	$3,381	$3,457	$2,965

Servicing and securitization revenue as a percentage of the average balance of off-balance sheet student loans (annualized)	.28%	1.54%	1.28%	1.07%

(1)	The Company adopted SFAS No. 155 on January 1, 2007. SFAS No. 155 requires the Company to identify and bifurcate embedded derivatives from the Residual Interest. However, SFAS No. 155 does allow the Company to elect to carry the entire Residual Interest at fair value through earnings rather than bifurcate such embedded derivatives. For the off-balance sheet securitizations that settled in the nine months ended September 30, 2007, the Company elected to carry the entire Residual Interest recorded at fair value through earnings. As a result of this election, all changes in the fair value of the Residual Interests for those securitizations are recorded through earnings. Management anticipates electing to carry future Residual Interests at fair value through earnings. For securitizations settling prior to January 1, 2007, changes in the fair value of Residual Interests will continue to be recorded in other comprehensive income.

Servicing and securitization revenue is primarily driven by the average balance of off-balance sheet student loans, the amount of and the difference in the timing of Embedded Floor Income recognition on off-balance sheet student loans, Retained Interest impairments, and the fair value adjustment related to those Residual Interests where the Company has elected to carry such Residual Interests at fair value through earnings under SFAS No. 155 as discussed in the above table. The increase in securitization revenue, before net Embedded Floor Income and impairment and unrealized gain, from 2006 to 2007, is primarily due to the continued increase in the amount of Private Education Loan Residual Interests as a percentage of the total Residual Interests.

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

The Company recorded impairments to the Retained Interests of $90 million and $4 million, respectively, for the three months ended September 30, 2007 and 2006, and $137 million and $148 million, respectively, for the nine months ended September 30, 2007 and 2006. The impairment charges were the result of FFELP loans prepaying faster than projected through loan consolidations ($31 million and $4 million for the three months ended September 30, 2007 and 2006, respectively, and $54 million and $97 million for the nine months ended September 30, 2007 and 2006, respectively), impairment to the Floor Income component of the Company’s Retained Interest due to increases in interest rates during the period ($0 million for both the three months ended September 30, 2007 and 2006, respectively, and $24 million and $51 million for the nine months ended September 30, 2007 and 2006, respectively), and an increase in prepayments and acceleration of defaults related to Private Education Loans ($59 million for the three and nine months ended September 30, 2007).

As of September 30, 2007, the Company updated the following assumptions used to calculate the fair value of the Residual Interests: (1) The prepayment assumption related to Private Education Loans was increased from 6 percent to 9 percent to account for the Company’s continued expectation of increased consolidation activity (2) the expected credit losses assumed for the FFELP loans have been increased to account for our higher percentage of Risk Sharing resulting from the new legislation (see “RECENT DEVELOPMENTS — Legislative Developments”); and (3) the timing of expected defaults of Private Education Loans was accelerated based on the most current information the Company has observed. The overall expectation of Private Education Loan defaults did not materially change; however, acceleration of the timing has the effect of decreasing the value of our Residual Interests. The changes in these assumptions related to the Company’s Private Education Loan Residual Interests and FFELP Residual Interests resulted in a $196 million and $11 million reduction in fair value, respectively. The Company also assessed the appropriateness of the current risk premium which is added to the risk free rate for the purpose of arriving at a discount rate in light of the current economic and credit uncertainty that exists in the market. This discount rate is applied to the projected cash flows to arrive at a fair value representative of the current economic conditions. The Company concluded that the current risk premium is appropriate as it takes into account the current level of cash flow uncertainty and lack of liquidity that may exist with the Residual Interests.

Interest Rate Risk Management

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of September 30, 2007. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective SFAS No. 133 hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains/(losses) on derivatives and hedging activities, net” line on the income statement). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

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

GAAP Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3 month Commercial paper	daily	$94.4	$—	$94.4
3 month Treasury bill	weekly	8.1	.2	7.9
Prime	annual	.6	—	.6
Prime	quarterly	1.4	—	1.4
Prime	monthly	12.1	—	12.1
PLUS Index	annual	1.7	—	1.7
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	1.5	101.1	(99.6)
1-month LIBOR(2)	monthly	—	13.2	(13.2)
CMT/CPI index	monthly/quarterly	—	4.3	(4.3)
Non Discrete reset(3)	monthly	—	2.8	(2.8)
Non Discrete reset(4)	daily/weekly	15.3	15.5	(.2)
Fixed Rate(5)		15.7	13.7	2.0

Total		$150.8	$150.8	$—

(1)	Funding includes all derivatives that qualify as hedges under SFAS No. 133.

(2)	Funding includes a portion of Interim ABCP Facility.

(3)	Funding consists of auction rate securities.

(4)	Assets include restricted and non-restricted cash equivalents and other overnight type instruments. Funding includes a portion of Interim ABCP Facility.

(5)	Assets include receivables and other assets (including Retained Interests, goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding Series B Preferred Stock).

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

Managed Basis

Index	Frequency of			Funding
(Dollars in billions)	Variable Resets	Assets	Funding(1)	Gap

3 month Commercial paper	daily	$116.7	$12.1	$104.6
3 month Treasury bill	weekly	11.7	10.6	1.1
Prime	annual	1.0	.2	.8
Prime	quarterly	7.0	6.0	1.0
Prime	monthly	19.6	16.3	3.3
PLUS Index	annual	2.7	4.6	(1.9)
3-month LIBOR	daily	—	99.4	(99.4)
3-month LIBOR	quarterly	1.5	1.5	—
1-month LIBOR(2)	monthly	—	12.2	(12.2)
Non Discrete reset(3)	monthly	—	2.5	(2.5)
Non Discrete reset(4)	daily/weekly	18.7	15.5	3.2
Fixed Rate(5)		11.6	9.6	2.0

Total		$190.5	$190.5	$—

(1)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(2)	Funding includes a portion of Interim ABCP Facility.

(3)	Funding consists of auction rate securities.

(4)	Assets include restricted and non-restricted cash equivalents and other overnight type instruments. Funding includes a portion of Interim ABCP Facility.

(5)	Assets include receivables and other assets (including Retained Interests, goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding Series B Preferred Stock).

To the extent possible, we generally fund our assets with debt (in combination with derivatives) that has the same underlying index (index type and index reset frequency). When it is more economical, we also fund our assets with debt that has a different index and/or reset frequency than the asset, but only in instances where we believe there is a high degree of correlation between the interest rate movement of the two indices. For example, we use daily reset 3-month LIBOR to fund a large portion of our daily reset 3-month commercial paper indexed assets. In addition, we use quarterly reset 3-month LIBOR to fund a portion of our quarterly reset Prime rate indexed Private Education Loans. We also use our Non Discrete reset and 1-month LIBOR funding (asset-backed commercial paper program and auction rate securities) to fund various asset types. In using different index types and different index reset frequencies to fund our assets, we are exposed to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices that may reset at different frequencies will not move in the same direction or at the same magnitude. We believe that this risk is low as all of these indices are short-term with rate movements that are highly correlated over a long period of time. We use interest rate swaps and other derivatives to achieve our risk management objectives.

When compared with the GAAP presentation, the Managed Basis presentation includes all of our off-balance sheet assets and funding, and also includes basis swaps that primarily convert quarterly 3-month LIBOR to other indices that are more correlated to our asset indices.

Weighted Average Life

The following table reflects the weighted average life of our Managed earning assets and liabilities at September 30, 2007.

	On-Balance	Off-Balance
(Averages in Years)	Sheet	Sheet	Managed

Earning assets
Student loans	9.3	6.1	9.2
Other loans	5.3	—	5.3
Cash and investments	.2	.1	.2

Total earning assets	8.1	5.6	8.1

Borrowings
Short-term borrowings	.3	—	.3
Long-term borrowings	6.7	6.1	6.5

Total borrowings	5.2	6.1	5.4

Long-term debt issuances likely to be called by us or putable by the investor have been categorized according to their call or put dates rather than their maturity dates.

COMMON STOCK

The following table summarizes the Company’s common share repurchases, issuances and equity forward activity for the three and nine months ended September 30, 2007 and 2006.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(Shares in millions)	2007	2006	2007	2006

Common shares repurchased:
Open market	—	2.2	—	2.2
Equity forwards	—	.9	—	5.4
Benefit plans(1)	2.1	.1	3.1	1.4

Total shares repurchased	2.1	3.2	3.1	9.0

Average purchase price per share	$48.47	$48.76	$46.35	$52.55

Common shares issued	3.6	.8	6.6	5.2

Equity forward contracts:
Outstanding at beginning of period	48.2	45.9	48.2	42.7
New contracts	—	3.2	—	10.9
Exercises	—	(.9)	—	(5.4)

Outstanding at end of period	48.2	48.2	48.2	48.2

Authority remaining at end of period to repurchase or enter into equity forwards	15.7	5.7	15.7	5.7

(1)	Includes shares withheld from stock option exercises and vesting of performance stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

As of September 30, 2007, the expiration dates and purchase prices for outstanding equity forward contracts were as follows:

			Weighted
	Outstanding	Range of	Average
Year of Maturity	Contracts	Purchase Prices	Purchase Price
	(in millions of shares)

2008	7.3	$43.50 - $44.00	$43.80
2009	14.7	46.00 - 54.74	53.66
2010	15.0	54.74	54.74
2011	9.1	49.75 - 53.76	51.91
2012	2.1	46.30 - 46.70	46.40

	48.2		$51.86

The closing price of the Company’s common stock on September 30, 2007 was $49.67. Should the market value of our stock fall below certain initial trigger prices, the counterparty to the contract has a right to terminate the contract and settle all or a portion at the original contract price. For equity forward contracts outstanding at September 30, 2007, these initial trigger prices range from $23.93 per share to $30.11 per share.

Depending on market conditions and the economic terms negotiated with counterparties, the Company may enter into agreements to terminate certain of its equity forward purchase contracts. The Company anticipates that, if it were to enter into any such terminations, these contracts would likely be settled using the net cash settlement method. At any time, the Company may also repurchase shares in the open market, enter into new equity forward positions or utilize other programs that have similar economic results in connection with its share repurchase program.

RECENT DEVELOPMENTS

Legislative Developments

On September 27, 2007, the President signed into law the College Cost Reduction and Access Act of 2007 (“the Act” or “the CCRAA of 2007”), legislation that cuts funding for the FFELP program by $20 billion over the next five years as estimated by the Congressional Budget Office and will impact our business. The Act:

•	Reduces special allowance payments to for-profit lenders and not-for-profit lenders for both Stafford and Consolidation Loans disbursed after October 2, 2007 by 0.55 percentage points and .40 percentage points, respectively;

•	Reduces special allowance payments to for-profit lenders and not-for-profit lenders for PLUS loans by 0.85 percentage points and 0.70 percentage points, respectively;

•	Doubles lender origination fees on all loan types, from 0.5 percent to 1.0 percent;

•	For loans first disbursed after October 1, 2012, reduces default insurance to 95 percent of the unpaid principal of such loans;

•	Eliminates Exceptional Performer designation (and the monetary benefit associated with it) effective October 1, 2007;

•	Reduces default collections retention by guaranty agencies from 23 percent to 16 percent;

•	Reduces the guaranty agency account maintenance fee from 0.10 percent to 0.06 percent,

•	Requires ED to develop and then implement a pilot auction for participation in the FFELP Parent PLUS loan program, by state, effective July 1, 2009; and

•	Effective October 1, 2007, provides loan forgiveness for all FDLP borrowers, including consolidation borrowers, in certain public service jobs who make 120 monthly payments.

Although the direct effect of the provisions of the Act will be to reduce our margins on FFELP loans (which generate less than half of our “Core Earnings” net interest income), the net effect of the Act could be significantly mitigated by the market share and other opportunities it creates and the steps the Company might take to capitalize on those opportunities.

On October 10, 2007, The House of Representatives passed HR 3056, the Tax Collection Responsibility Act of 2007, by vote of 232 to 173. If enacted, this legislation would repeal the authority of the Internal Revenue Service (the “IRS”) to contract with private collection agencies for certain federal tax collections. The Company’s subsidiary, Pioneer Credit Recovery, is one of two agencies participating in the IRS pilot, testing the use of private collectors in improving federal tax collections. The Senate is not expected to act on corresponding repeal legislation this year. However, the Senate Appropriations Committee has reported a limitation on the funds that could be spent on administering this program next year. Fee income currently generated from federal tax collections activity is currently de minimis to our APG business segment results of operations.

On October 30, 2007, the House and Senate passed S. 2258, “The Third Higher Education Extension Act of 2007,” which extends the authorization of the Higher Education Act for through March 31, 2008. The reauthorization of the Higher Education Act remains one of the outstanding issues for this Congress. The Senate passed its version of reauthorization, S. 1642, on July 24, 2007. It is expected that the House Education and Workforce Committee could mark-up its version of the reauthorization bill within the next month and could include previously-passed legislation, such as the House-passed Sunshine Act, H.R. 890.

Merger-Related Developments

On April 16, 2007, the Company announced that the Buyer Group signed the Merger Agreement to acquire the Company for approximately $25.3 billion or $60.00 per share of common stock. Under the terms of the Merger Agreement, J.C. Flowers & Co. and certain other private equity investors, including Friedman Fleischer & Lowe, would, upon consummation, invest approximately $4.4 billion and own 50.2 percent, and Bank of America (NYSE: BAC) and JPMorgan Chase (NYSE: JPM) each would, upon consummation, invest approximately $2.2 billion and each would own 24.9 percent of the surviving entity. The remainder of the purchase price is expected to be funded by debt. The Company’s independent board members unanimously approved the agreement and recommended that its shareholders approve the agreement. The Company’s shareholders approved the Merger Agreement at a special meeting of shareholders held on August 15, 2007. (See also “Merger Agreement” filed with the SEC on the Company’s Current Report on Form 8-K, dated April 18, 2007.) Pursuant to the Merger Agreement, the Company was not permitted to pay dividends on its common stock prior to the consummation of the proposed transaction. This restriction has been terminated. See below.

The termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, was granted on June 18, 2007. On June 1, 2007, the Buyer Group filed with the Federal Deposit Insurance Corporation (“FDIC”) its Interagency Notice of Change in Control with respect to the Sallie Mae Bank. As of the date of this Report, the FDIC has not acted on that notice.

On July 11, 2007, the Company announced that the Buyer Group informed the Company that it believed that legislative proposals then pending before the U.S. House of Representatives and U.S. Senate could result in a failure of the conditions to the closing of the Merger to be satisfied.

On September 26, 2007, J.C. Flowers & Co., on behalf of itself and the Buyer Group, asserted that the Buyer Group believed that the conditions to closing under the Merger Agreement, if the closing were to occur on that day, would not be satisfied as a result of changes in the legislative and economic environment. On October 2, 2007, the Buyer Group again asserted that it believed that, if the conditions to the closing of the Merger were required to be measured on that day, the conditions to the Buyer Group’s obligation to close would not be satisfied, asserted that a “Material Adverse Effect” (as defined in the Merger Agreement) had occurred and made a proposal to acquire the Company at a significantly lower price and upon substantially different terms instead of honoring its obligations under the Merger Agreement. On October 3, 2007, the Company notified the Buyer Group that all conditions to closing of the Merger had been satisfied, and set November 5, 2007 as the closing date of the Merger. In response, the Buyer Group sent a letter to the Company on October 8, 2007 asserting that the conditions to closing of the Merger had not been satisfied because of, among other things, the alleged occurrence of a Material Adverse Effect under the terms of the Merger Agreement.

On October 8, 2007, the Company filed a lawsuit in the Delaware Court of Chancery against the Buyer Group, which includes J.C. Flowers & Co., JPMorgan Chase, and Bank of America. The lawsuit seeks a declaration that the Buyer Group repudiated the Merger Agreement, that no Material Adverse Effect has occurred and that the Company may terminate the agreement and collect the $900 million termination fee. On October 12, 2007, the Company requested an expedited trial. On October 15, 2007, the Buyer Group filed an answer and counterclaims and filed a response opposing the Company’s request for an expedited trial. On October 22, 2007, the Court held a scheduling conference to set a schedule for trial. Pursuant to the Court’s directions at the scheduling conference, effective October 23, 2007, the Buyer Group waived the Company’s obligation under the Merger Agreement to comply with, among other things, the covenants that limited the conduct of the Company’s business. The Company and Buyer Group have since served discovery requests on each other. Under guidance from the Delaware Court of Chancery at a scheduling hearing on November 5, 2007, the Company has elected to pursue an expedited decision on its October 19, 2007 motion for partial judgment on the pleadings. Specifically, the Company is seeking an expedited ruling that its interpretation of the Merger Agreement as it pertains to a Material Adverse Effect is the correct interpretation. The effect of this election will be that trial is expected to commence on an undetermined date after Thanksgiving 2008, rather than in mid-July 2008.

Other Developments

Exceptional Performer

By a letter dated September 28, 2007, ED informed us that Sallie Mae, Inc. is designated as an Exceptional Performer for the period beginning October 19, 2006. As stated above, the Act eliminates EP designation effective October 1, 2007.

Department of Education Negotiated Rulemaking

On June 12, 2007, ED published in the Federal Register a Notice of Proposed Rulemaking. The Company submitted comments on August 10, 2007 to ED’s proposed FFELP regulations. ED published final regulations on November 1, 2007, which will be effective on July 1, 2008. The final regulations codify changes regarding 16 topics affecting FFELP loans, including deferment simplification, disability and death discharge, interest capitalization, record retention and reporting, as well as changes regarding prohibited inducements and permissible activities, and requirements schools must meet in providing recommended or preferred lenders to students and their parents.

State Attorney General Investigations

On April 11, 2007, the Company entered into a settlement agreement with the Office of the Attorney General of the State of New York under which we agreed to adopt the New York Attorney General’s Code of Conduct governing student lending and donate $2 million to a national fund devoted to educating college bound students about their loan options. Under the agreement, the Company did not admit, and expressly denied, that our conduct constituted any violation of law. The Code of Conduct, among other things, precludes the Company from providing anything more than nominal value to any employees of an institution of higher education and requires additional disclosures to borrowers and schools under certain circumstances. We cannot predict the effect that adopting the Code of Conduct will have on our future business prospects. Under the settlement agreement, we certified implementation of its terms on August 15, 2007.

Separate from the settlement agreement with the Office of the Attorney General of the State of New York, the attorneys general of the States of Arizona, California, Connecticut, Delaware, Illinois, Indiana, Louisiana, Missouri, New Jersey, Ohio, Tennessee and the Commonwealth of Massachusetts have served civil investigative demands or requests for documents on the Company seeking information concerning our relationships with schools. The Company has responded to these requests by providing responsive documents.

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

The U.S. House of Representatives’ Committee on Education and Labor submitted requests to the Company seeking information regarding our marketing practices in the student loan business. We have cooperated with committee counsel in order to provide the requested information.

The U.S. Senate Committee on Health, Education, Labor and Pensions submitted requests to the Company seeking information regarding our marketing practices in the student loan business and our collections practices on delinquent and defaulted FFELP student loans. We have cooperated with committee counsel in order to provide the requested information.

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

Interest Rate Sensitivity Analysis

The effect of short-term movements in interest rates on our results of operations and financial position has been limited through our interest rate risk management. The following tables summarize the effect on earnings for the three months ended September 30, 2007 and 2006 and the effect on fair values at September 30, 2007 and December 31, 2006, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. The “Effect on earnings” tables below apply the increase in market interest rates to all variable-rate financial instruments. The “Effect on fair values” tables below apply the increase in market interest rates to all fixed-rate financial instruments, including derivatives. An increase in market interest rates would have minimal impact to the fair value of variable-rate financial instruments due to the frequency of interest rate resets. Changes in spreads between indices (basis risk) would have an additional impact to that presented in the following tables. For a discussion of basis risk and a presentation of the asset and liability funding gap by index, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — LIQUIDITY AND CAPITAL RESOURCES — Interest Rate Risk Management — Asset and Liability Funding Gap.” This analysis does not consider any potential impairment to our Residual Interests that may result from a higher discount rate that would be used to compute the present value of the cash flows if long-term interest rates increased. See the Company’s 2006 Form 10-K, Note 9 to the consolidated financial statements, “Student Loan Securitization,” which details the potential decrease to fair value that could occur.

	Three Months Ended September 30,
	2007				2006
	Interest Rates:				Interest Rates:
	Change from		Change from		Change from		Change from
	Increase of		Increase of		Increase of		Increase of
	100 Basis		300 Basis		100 Basis		300 Basis
	Points		Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(2)	(1)%	$(6)	(3)%	$1	—%	$3	—%
Unrealized gains (losses) on derivative and hedging activities	169	37	261	57	144	127	236	209

Increase in net income before taxes	$167	64%	$255	99%	$145	31%	$239	51%

Increase in diluted earnings per common share	$.259	31%	$.399	47%	$.210	35%	$.360	60%

	Nine Months Ended September 30,
	2007				2006
	Interest Rates:				Interest Rates:
	Change from		Change from		Change from		Change from
	Increase of		Increase of		Increase of		Increase of
	100 Basis		300 Basis		100 Basis		300 Basis
	Points		Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$17	1%	$44	4%	$(6)	—%	$(24)	(1)%
Unrealized gains (losses) on derivative and hedging activities	169	304	261	469	144	1,163	236	1,913

Increase in net income before taxes	$186	15%	$305	25%	$138	7%	$212	11%

Increase in diluted earnings per common share	$.297	18%	$.508	30%	$.210	8%	$.360	14%

	At September 30, 2007
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP student loans	$108,015	$(209)	—%	$(382)	—%
Private Education Loans	16,010	—	—	—	—
Other earning assets	18,266	(24)	—	(69)	—
Other assets	13,436	(725)	(5)	(1,312)	(10)

Total assets	$155,727	$(958)	(1)%	$(1,763)	(1)%

Liabilities
Interest bearing liabilities	$137,709	$(1,495)	(1)%	$(3,451)	(3)%
Other liabilities	3,934	652	17	1,936	49

Total liabilities	$141,643	$(843)	(1)%	$(1,515)	(1)%

	At December 31, 2006
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP student loans	$87,797	$(182)	—%	$(313)	—%
Private Education Loans	12,063	—	—	—	—
Other earning assets	9,950	(38)	—	(109)	(1)
Other assets	10,299	(436)	(4)	(750)	(7)

Total assets	$120,109	$(656)	(1)%	$(1,172)	(1)%

Liabilities
Interest bearing liabilities	$108,142	$(1,427)	(1)%	$(3,610)	(3)%
Other liabilities	3,680	877	24	2,613	71

Total liabilities	$111,822	$(550)	—%	$(997)	(1)%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate student loan portfolio with floating rate debt. However, we can have a fixed versus floating mismatch in funding if the student loan earns Floor Income at the fixed borrower rate and the funding remains floating.

During the three months ended September 30, 2007 and 2006, certain FFELP student loans were earning Floor Income and we locked in a portion of that Floor Income through the use of futures and Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the above table, under the scenario where interest rates increase 100 and 300 basis points, the changes in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our off-balance sheet hedged FFELP Consolidation Loan securitizations and the related Embedded Floor Income recognized as part of the gain on sale, which results in a decrease in payments on the written Floor contracts that more than offset impairment losses on the Embedded Floor Income in the Residual Interest; (ii) variable rate assets being funded with fixed rate debt and (iii) fixed rate assets being funded with variable debt. The first two items will generally cause income to increase when interest rates increase, whereas, the third item will generally offset this increase. In the 100 and 300 basis point scenario for the three months ended September 30, 2007, item (iii) had a greater impact than item (i) resulting in a net loss. In the prior year period, items (i) and (ii) had a greater impact than item (iii) resulting in a net gain for both the 100 and 300 basis point scenarios.

In the 100 and 300 basis point scenario for the nine months ended September 30, 2007, item (ii) resulted in a net gain. In the prior year period, item (iii) resulted in a net loss for both scenarios.

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

Equity price risk of the Company’s own stock is due to equity forward contracts used in the Company’s share repurchase program. A hypothetical decrease in the Company’s stock price per share of $5.00 and $10.00 would result in a $241 million and $482 million unrealized loss on derivative and hedging, respectively. In addition to the net income impact, other liabilities would increase by the aforementioned amounts. Stock price decreases can also result in the counterparty exercising its right to demand early settlement on a portion of or the total contract depending on trigger prices set in each contract. The initial trigger prices as of September 30, 2007 range from approximately $23.93 to $30.11. At September 28, 2007, the closing price of the Company’s stock was $49.67. With the $5.00 and $10.00 decrease in unit stock price above, none of these triggers would be met and no counterparty would have the right to early settlement.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer, concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 8, 2007, the Company filed a lawsuit in the Delaware Court of Chancery against the Buyer Group seeking a declaration that the Buyer Group repudiated the Merger Agreement, that no “Material Adverse Effect” (as defined in the Merger Agreement) has occurred and that the Company may terminate the agreement and collect the $900 million termination fee (see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — RECENT DEVELOPMENTS — Merger-Related Developments”.)

On April 6, 2007, the Company was served with a putative class action suit by several borrowers in federal court in California. The complaint, which was amended on April 12, 2007, alleges violations of California Business & Professions Code 17200, breach of contract, breach of covenant of good faith and fair dealing, violation of consumer legal remedies act and unjust enrichment. The complaint challenges the Company’s FFELP billing practices as they relate to use of the simple daily interest method for calculating interest. On June 19, 2007, the Company filed a Motion to Dismiss the amended complaint. On September 14, 2007, the court entered an order denying Sallie Mae’s Motion to Dismiss. The court did not comment on the merits of the allegations or the plaintiffs’ case but instead merely determined that the allegations stated a claim sufficient under the Federal Rules of Civil Procedure. On September 17, 2007, the court entered a scheduling order that set July 8, 2008, as the start date for the trial. Discovery has commenced and is scheduled to continue through May 30, 2008. The Company believes these allegations lack merit and will continue to vigorously defend itself in this case. The Company filed an answer on September 28, 2007, denying any liability.

On January 25, 2007, the Attorney General of Illinois filed a lawsuit against one of the Company’s subsidiaries, Arrow Financial Services, LLC (“AFS”), in the Circuit Court of Cook County, Illinois alleging that AFS violated the Illinois Consumer Fraud and Deceptive Practices Act and the federal Fair Debt Collections Practices Act. The lawsuit seeks to enjoin AFS from violating the Illinois Consumer Fraud and Deceptive Practices Act and from engaging in debt management and collection services in or from the State of Illinois. The lawsuit also seeks to rescind certain agreements to pay back debt between AFS and Illinois consumers, to pay restitution to all consumers who have been harmed by AFS’s alleged unlawful practices, to impose a statutory civil penalty of $50,000 and to impose a civil penalty of $50,000 per violation ($60,000 per violation if the consumer is 65 years of age or older). The lawsuit alleges that as of January 25, 2007, 660 complaints against AFS have been filed with the Office of the Illinois Attorney General since 1999 and over 800 complaints have been filed with the Better Business Bureau. As of September 30, 2007, the Company owned 88 percent of the membership interests in AFS Holdings, LLC, the parent company of AFS. Management cannot predict the outcome of this lawsuit or its effect on the Company’s financial position or results of operations.

We are also subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed or the accuracy of our reports to credit bureaus. In addition, the collections subsidiaries in our asset performance group are routinely named in individual plaintiff or class action lawsuits in which the plaintiffs allege that we have violated a federal or state law in the process of collecting their accounts. Management believes that these claims, lawsuits and other actions will not have a material adverse effect on our business, financial condition or results of operations. Finally, from time to time, we receive information and document requests from state attorneys general and Congressional committees concerning certain of our business practices. Our practice has been and continues to be to cooperate with the state attorneys general and Congressional committees and to be responsive to any such requests.

Item 1A.	Risk Factors

If the Merger Agreement is terminated, our ability to fund our operations could be materially adversely affected.

On April 16, 2007, the Company announced that a Buyer Group led by J.C. Flowers & Co. signed a definitive agreement to acquire the Company for approximately $25.3 billion or $60.00 per share of common stock. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — RECENT DEVELOPMENTS — Merger-Related Developments” in this Form 10-Q. As a result of the Company’s announcement, Moody’s Investor Services, Standard & Poor’s and Fitch Ratings placed the long and short-term ratings on our senior unsecured debt under review for possible downgrade and secondary market credit spreads on our outstanding senior unsecured bonds widened significantly. As a consequence, since the Merger announcement we have relied primarily on our Interim ABCP Facility and the term asset-backed securities markets as our primary sources of liquidity. If the Merger agreement is terminated or the Merger does not close, our liquidity could be materially adversely affected as a result of the prospective termination of the Company’s Interim ABCP Facility. We are in substantive discussions with various financing sources concerning the replacement of this facility, should it be necessary, and believe that this source of liquidity can be replaced in a timely manner. In addition, any new issuance of unsecured debt will likely be subject to much wider spreads and more restrictive terms than we have historically experienced. Moreover, the price of our stock could be materially adversely affected. In such circumstances, if the stock price were to fall below $30.11, we may be required to settle our equity forward contracts in a manner that could have a materially dilutive effect on our common stock, as more fully described within the Company’s 2006 Annual Report on Form 10-K at “Item 1A. Risk Factors — LIQUIDITY AND CAPITAL RESOURCES.”

On October 8, 2007, the Company filed a lawsuit in the Delaware Court of Chancery against the Buyer Group seeking a declaration that the Buyer Group repudiated the Merger Agreement, that no “Material Adverse Effect” (as defined in the Merger Agreement) has occurred and that the Company may terminate the agreement and collect the $900 million termination fee (see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — RECENT DEVELOPMENTS — Merger-Related Developments”.)

Our derivative counterparties may terminate their positions with the Company if its credit ratings fall to certain levels and the Company could incur substantial additional costs to replace any terminated positions.

The majority of our ISDA Master Agreements with our counterparties relating to non-equity forward transactions provide that the counterparty may declare a “Termination Event” and terminate its positions if a “Designated Event” occurs and the unsecured and unsubordinated long-term debt rating of the Company falls below a pre-determined level or the Company’s unsecured and unsubordinated long-term debt is not rated. For purposes of these ISDA Master Agreements, the execution of the Merger Agreement constituted a “Designated Event.” Therefore under the agreements, the counterparties would have a right to terminate their positions if the Company’s unsecured and unsubordinated long-term debt rating fell below either of the pre-determined levels which is typically “Baa3” for Moody’s and “BBB-” from S&P. As of September 30, 2007, our ratings were above those levels. In addition we have entered into agreements with counterparties holding substantially all of our non-equity forward derivative transactions under which the counterparties have agreed to waive their rights to declare a “Termination Event” based upon the execution of the Merger Agreement for a limited period of time, which, in most cases, is through the closing date of the Merger. Depending upon interest rates and exchange rates, the Company could be liable for substantial payments to terminate the positions. In addition, the Company may not be able to replace any terminated positions or may incur substantial additional costs to do so. Our liquidity could be adversely affected by these additional payments and costs.

We could experience cash flow delays or shortfalls if a guaranty agency defaults on its guaranty obligation.

The CCRAA, among other things, reduces default collections retention by guaranty agencies from 23 percent to 16 percent and the guaranty account maintenance fee from 0.10 percent to 0.06 percent. These reductions could adversely affect the results of operations of certain guaranty agencies. A deterioration in the financial status of a guaranty agency and its ability to honor guaranty claims on defaulted student loans could result in a failure of that guaranty agency to make its guaranty payments in a timely manner, if at all. The financial condition of a guaranty agency can be adversely affected if it submits a large number of reimbursement claims to ED, which results in a reduction of the amount of reimbursement that ED is obligated to pay the guaranty agency. ED may also require a guaranty agency to return its reserve funds to ED upon a finding that the reserves are unnecessary for the guaranty agency to pay its FFELP expenses or to serve the best interests of the FFELP.

If ED has determined that a guaranty agency is unable to meet its guaranty obligations, the loan holder may submit claims directly to ED, and ED is required to pay the full guaranty claim. However, ED’s obligation to pay guaranty claims directly in this fashion is contingent upon ED making the determination that a guaranty agency is unable to meet its guaranty obligations. ED may not ever make this determination with respect to a guaranty agency and, even if ED does make this determination, payment of the guaranty claims may not be made in a timely manner, which could result in cash flow delays. If these delays are extensive or frequent, we may experience cash flow shortfalls.

As of September 30, 2007, approximately fifty percent of the Company’s Managed FFELP loan portfolio was guaranteed by USA Funds.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s common share repurchases during the third quarter of 2007 pursuant to the stock repurchase program (see Note 6, “Stockholders’ Equity,” to the consolidated financial statements) first authorized in September 1997 by the Board of Directors. Since the inception of the program, which has no expiration date, the Board of Directors has authorized the purchase of up to 317.5 million shares as of September 30, 2007.

				Maximum Number
			Total Number of	of Shares That
			Shares Purchased	May Yet Be
	Total Number	Average Price	as Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
(Common shares in millions)	Purchased(1)	Share	or Programs	Programs(2)

Period:
July 1 — July 31, 2007	.1	$53.95	—	15.7
August 1 — August 31, 2007	2.0	48.26	—	15.7
September 1 — September 30, 2007	—	—	—	15.7

Total third quarter of 2007	2.1	$48.47	—

(1)	The total number of shares purchased includes: i) shares purchased under the stock repurchase program discussed above, and ii) shares purchased in connection with the exercise of stock options and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs (which combined totaled 2.1 million shares for the third quarter of 2007).

(2)	Reduced by outstanding equity forward contracts.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Submission of Matters to a Vote of Security Holders

At a special meeting of shareholders held on August 15, 2007, the following proposals were approved by the margins indicated:

1. To approve and adopt the Merger Agreement:

For	Against	Abstain

279,723,010	296,475	2,227,009

2. To approve the adjournment of the special meeting, if necessary or appropriate, to solicit additional proxies if there were insufficient votes at the time of the meeting:

For	Against	Abstain

259,703,045	20,377,657	2,165,792

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

The following exhibits are furnished or filed, as applicable:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 8, 2007