Form 10-K
period 2007-12-31
SLM CORP
filed 2008-02-29
CIK 1032033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007 or
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

Securities registered pursuant to Section 12(b) of the Act
Common Stock, par value $.20 per share.
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
None.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                              (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2007 was $23.6 billion (based on closing sale price of $57.58 per share as reported for the New York Stock Exchange — Composite Transactions).
As of January 31, 2008, there were 466,570,624 shares of voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement relating to the registrant’s Annual Meeting of Shareholders scheduled to be held May 8, 2008 are incorporated by reference into Part III of this Report.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This report contains forward-looking statements and information that are based on management’s current expectations as of the date of this document. Statements that are not historical facts, including statements about our beliefs or expectations and statements that assume or are dependent upon future events are forward-looking statements, and are contained throughout this Annual Report on Form 10-K, including under the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are subject to risks, uncertainties, assumptions and other factors that may cause the actual results to be materially different from those reflected in such forward-looking statements. These factors include, among others, the occurrence of any event, change or other circumstances that could give rise to our ability to cost-effectively refinance the aggregate interim $30 billion asset-backed commercial paper conduit facilities (collectively, the “Interim ABCP Facility”) extended to SLM Corporation, more commonly known as Sallie Mae, and its subsidiaries (collectively, “the Company”) by Bank of America, N.A. and JPMorgan Chase, N.A. in connection with the Merger Agreement (defined in the Glossary below), including any potential foreclosure on the student loans under those facilities following their termination, increased financing costs and more limited liquidity; any adverse outcomes in any significant litigation to which we are a party; our derivative counterparties may terminate their positions with the Company if its credit ratings fall to certain levels and the Company could incur substantial additional costs to replace any terminated positions; changes in the terms of student loans and the educational credit marketplace arising from the implementation of applicable laws and regulations and from changes in these laws and regulations, which, among other things, may reduce the volume, average term and yields on student loans under the Federal Family Education Loan Program (“FFELP”) or result in loans being originated or refinanced under non-FFELP programs or may affect the terms upon which banks and others agree to sell FFELP loans to the Company. In addition, a larger than expected increase in third-party consolidations of our FFELP loans could materially adversely affect our results of operations. The Company could also be affected by changes in the demand for educational financing or in financing preferences of lenders, educational institutions, students and their families; incorrect estimates or assumptions by management in connection with the preparation of our consolidated financial statements; changes in the composition of our Managed FFELP and Private Education Loan portfolios; changes in the general interest rate environment and in the securitization markets for education loans, which may increase the costs or limit the availability of financings necessary to initiate, purchase or carry education loans; changes in projections of losses from loan defaults; changes in general economic conditions; changes in prepayment rates and credit spreads; and changes in the demand for debt management services and new laws or changes in existing laws that govern debt management services. All forward-looking statements contained in this report are qualified by these cautionary statements and are made only as of the date this Annual Report on Form 10-K is filed. The Company does not undertake any obligation to update or revise these forward-looking statements to conform the statement to actual results or changes in the Company’s expectations.

GLOSSARY

Listed below are definitions of key terms that are used throughout this document. See also APPENDIX A, “FEDERAL FAMILY EDUCATION LOAN PROGRAM,” for a further discussion of the FFELP and The College Cost Reduction and Access Act of 2007.

CCRAA — The College Cost Reduction and Access Act of 2007.

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

Our “Core Earnings” performance measures are the primary financial performance measures used by management to evaluate performance and to allocate resources. Accordingly, financial information is reported to management on a “Core Earnings” basis by reportable segment, as these are the measures used regularly by our chief operating decision makers. Our “Core Earnings” performance measures are used in developing our financial plans and tracking results, and also in establishing corporate performance targets and determining incentive compensation. Management believes this information provides additional insight into the financial performance of the Company’s core business activities. Our “Core Earnings” performance measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. “Core Earnings” net income reflects only current period adjustments to GAAP net income. Accordingly, the Company’s “Core Earnings” presentation does not represent another comprehensive basis of accounting.

See Note 20 to the consolidated financial statements,“Segment Reporting,” and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — BUSINESS SEGMENTS — Limitations of ‘Core Earnings’” for further discussion of the differences between “Core Earnings” and GAAP, as well as reconciliations between “Core Earnings” and GAAP.

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

Exceptional Performer (“EP”) Designation — The EP designation is determined by ED in recognition of a servicer meeting certain performance standards set by ED in servicing FFELP Loans. Upon receiving the EP designation, the EP servicer receives reimbursement on default claims higher than the legislated Risk Sharing (see definition below) levels on federally guaranteed student loans for all loans serviced for a period of at least 270 days before the date of default. The EP servicer is entitled to receive this benefit as long as it remains in compliance with the required servicing standards, which are assessed on an annual and quarterly basis through compliance audits and other criteria. The annual assessment is in part based upon subjective factors which alone may form the basis for an ED determination to withdraw the designation. If the designation is withdrawn, Risk Sharing may be applied retroactively to the date of the occurrence that resulted in noncompliance. The College Cost Reduction Act of 2007 eliminated the EP designation effective October 1, 2007. See also Appendix A, “FEDERAL FAMILY EDUCATION LOAN PROGRAM.”

FDLP — The William D. Ford Federal Direct Student Loan Program.

FFELP — The Federal Family Education Loan Program, formerly the Guaranteed Student Loan Program.

FFELP Consolidation Loans — Under the Federal Family Education Loan Program (“FFELP”), borrowers with multiple eligible student loans may consolidate them into a single student loan with one lender at a fixed rate for the life of the loan. The new note is considered a FFELP Consolidation Loan. Typically a borrower may consolidate his student loans only once unless the borrower has another eligible loan to consolidate with the existing FFELP Consolidation Loan. The borrower rate on a FFELP Consolidation Loan is fixed for the term of the loan and is set by the weighted average interest rate of the loans being consolidated, rounded up to the nearest 1/8th of a percent, not to exceed 8.25 percent. In low interest rate environments, FFELP Consolidation Loans provide an attractive refinancing opportunity to certain borrowers because they allow borrowers to consolidate variable rate loans into a long-term fixed rate loan. Holders of FFELP Consolidation Loans are eligible to earn interest under the Special Allowance Payment (“SAP”) formula (see definition below).

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

Front-End Borrower Benefits — Financial incentives offered to borrowers at origination. Front-End Borrower Benefits primarily represent our payment on behalf of borrowers for required FFELP fees, including the federal origination fee and federal default fee. We account for these Front-End Borrower Benefits as loan premiums amortized over the estimated life of the loans as an adjustment to the loan’s yield.

Gross Floor Income — Floor Income earned before payments on Floor Income Contracts.

GSE — The Student Loan Marketing Association was a federally chartered government-sponsored enterprise and wholly owned subsidiary of SLM Corporation that was dissolved under the terms of the Privatization Act (see definition below) on December 29, 2004.

Guarantors — State agencies or non-profit companies that guarantee (or insure) FFELP student loans made by eligible lenders under the HEA.

HEA — The Higher Education Act of 1965, as amended.

Interim ABCP Facility — An aggregate of $30 billion asset-backed commercial paper conduit facilities that we entered into on April 30, 2007 in connection with the Merger (defined below under “Merger Agreement”).

Lender Partners — Lender Partners are lenders who originate loans under forward purchase commitments to Sallie Mae where we own the loans from inception or, in most cases, acquire the loans soon after origination.

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

Merger Agreement — On April 16, 2007, the Company announced that a buyer group (“Buyer Group”) led by J.C. Flowers & Co. (“J.C. Flowers”), Bank of America, N.A. and JPMorgan Chase, N.A. (the “Merger”) signed a definitive agreement (“Merger Agreement”) to acquire the Company for approximately $25.3 billion or $60.00 per share of common stock. (See also “Merger Agreement” filed with the SEC on the Company’s Current Report on Form 8-K, dated April 18, 2007.) On January 25, 2008, the Company, Mustang Holding Company Inc. (“Mustang Holding”), Mustang Merger Sub, Inc. (“Mustang Sub”), J.C. Flowers, Bank of America, N.A. and JPMorgan Chase Bank, N.A. entered into a Settlement, Termination and Release Agreement (the “Agreement”). Under the Agreement, a lawsuit filed by the Company related to the Merger, as well as all counterclaims, was dismissed.

Preferred Lender List — Most higher education institutions select a small number of lenders to recommend to their students and parents. This recommended list is referred to as the Preferred Lender List.

Preferred Channel Originations — Preferred Channel Originations are comprised of: 1) loans that are originated by internally marketed Sallie Mae brands, and 2) student loans that are originated by lenders with forward purchase commitment agreements with Sallie Mae and are committed for sale to Sallie Mae, such that we either own them from inception or, in most cases, acquire them soon after origination.

Private Education Consolidation Loans — Borrowers with multiple Private Education Loans (defined below) may consolidate them into a single loan with Sallie Mae (Private Consolidation Loans®). The interest rate on the new loan is variable rate with the spread set at the lower of the average weighted spread of the underlying loans (available only to Sallie Mae customers) or a new spread as a result of favorable underwriting criteria.

Private Education Loans — Education loans to students or parents of students that are not guaranteed or reinsured under the FFELP or any other federal or private student loan program. Private Education Loans include loans for higher education (undergraduate and graduate degrees) and for alternative education, such as career training, private kindergarten through secondary education schools and tutorial schools. Higher education loans have repayment terms similar to FFELP loans, whereby repayments begin after the borrower leaves school. Our higher education Private Education Loans to students attending Title IV Schools are not dischargeable in bankruptcy, except in certain limited circumstances. Repayment for alternative education generally begins immediately.

In the context of our Private Education Loan business, we use the term “non-traditional loans” to describe education loans made to certain borrowers that have or are expected to have a high default rate as a result of a number of factors, including having a lower tier credit rating, low program completion and graduation rates or, where the borrower is expected to graduate, a low expected income relative to the borrower’s cost of attendance.

Privatization Act — The Student Loan Marketing Association Reorganization Act of 1996.

Reconciliation Legislation — The Higher Education Reconciliation Act of 2005, which reauthorized the student loan programs of the HEA and generally became effective as of July 1, 2006.

Repayment Borrower Benefits — Financial incentives offered to borrowers based on pre-determined qualifying factors, which are generally tied directly to making on-time monthly payments. The impact of Repayment Borrower Benefits is dependent on the estimate of the number of borrowers who will eventually qualify for these benefits and the amount of the financial benefit offered to the borrower. We occasionally change Repayment Borrower Benefits programs in both amount and qualification factors. These programmatic changes must be reflected in the estimate of the Repayment Borrower Benefits discount when made.

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

Risk Sharing — When a FFELP loan defaults, the federal government guarantees 97 percent of the principal balance plus accrued interest (98 percent on loans disbursed before July 1, 2006) and the holder of the loan is at risk for the remaining amount not guaranteed as a Risk Sharing loss on the loan. FFELP student loans originated after October 1, 1993 are subject to Risk Sharing on loan default claim payments unless the default results from the borrower’s death, disability or bankruptcy. FFELP loans serviced by a servicer that has EP designation (see definition above) from ED are subject to one-percent Risk Sharing for claims filed on or after July 1, 2006 and before October 1, 2007.

Special Allowance Payment (“SAP”) — FFELP student loans originated prior to April 1, 2006 (with the exception of certain PLUS and SLS loans discussed below) generally earn interest at the greater of the borrower rate or a floating rate determined by reference to the average of the applicable floating rates (91-day Treasury bill rate or commercial paper) in a calendar quarter, plus a fixed spread that is dependent upon when the loan was originated and the loan’s repayment status. If the resulting floating rate exceeds the borrower rate, ED pays the difference directly to us. This payment is referred to as the Special Allowance Payment or SAP and the formula used to determine the floating rate is the SAP formula. We refer to the fixed spread to the underlying index as the SAP spread. For loans disbursed after April 1, 2006, FFELP loans effectively only earn at the SAP rate, as the excess interest earned when the borrower rate exceeds the SAP rate (Floor Income) must be refunded to ED.

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

Wholesale Consolidation Loans — During 2006, we implemented a loan acquisition strategy under which we began purchasing a significant amount of FFELP Consolidation Loans, primarily via the spot market, which augments our in-house FFELP Consolidation Loan origination process. Wholesale Consolidation Loans are considered incremental volume to our core acquisition channels, which are focused on the retail marketplace with an emphasis on our brand strategy.

PART I.

Item 1.	Business

INTRODUCTION TO SLM CORPORATION

SLM Corporation, more commonly known as Sallie Mae, is the market leader in education finance. SLM Corporation is a holding company that operates through a number of subsidiaries. (References in this Annual Report to the “Company” refer to SLM Corporation and its subsidiaries).

Our primary business is to originate and hold student loans. We provide funding, delivery and servicing support for education loans in the United States through our participation in the Federal Family Education Loan Program (“FFELP”) and through our own non-federally guaranteed Private Education Loan programs. We primarily market our FFELP Stafford loans and Private Education Loans through on-campus financial aid offices. We have also expanded into direct-to-consumer marketing, primarily for Private Education Loans, to reach those students and families that choose not to consult with the financial aid office.

We have used both internal growth and strategic acquisitions to attain our leadership position in the education finance marketplace. Our sales force, which delivers our products on campuses across the country, is the largest in the student loan industry. The core of our marketing strategy is to promote our on-campus brands, which generate student loan originations through our Preferred Channel. Loans generated through our Preferred Channel are more profitable than loans acquired through other acquisition channels because we own them earlier in the student loan’s life and generally incur lower costs to acquire such loans. We have built brand leadership through the Sallie Mae name, the brands of our subsidiaries and those of our lender partners. These sales and marketing efforts are supported by the largest and most diversified servicing capabilities in the industry.

We have expanded into a number of fee-based businesses, most notably, our Asset Performance Group (“APG”) business (formerly, Debt Management Operations (“DMO”)). We also earn fees for a number of services including student loan and guarantee servicing, 529 college-savings plan administration services, and for providing processing capabilities and information technology to educational institutions. We also operate an affinity marketing program through Upromise, Inc. (“Upromise”). References in this Annual Report to “Upromise” refer to Upromise and its subsidiaries.

At December 31, 2007, we had approximately 11,000 employees.

CURRENT BUSINESS STRATEGY

On September 27, 2007, the College Cost Reduction and Access Act of 2007 (“CCRAA”) was signed into law by the President, resulting in, among other things, a reduction in the yield received by the Company on FFELP loans originated on or after October 1, 2007. In the summer of 2007, the global capital markets began to experience a severe dislocation that has persisted to present. This dislocation, along with a reduction in the Company’s unsecured debt ratings caused by the proposed Merger, resulted in more limited access to the capital markets than the Company has enjoyed in the past and a substantial increase in its cost of newly obtained funding.

Our management team is evaluating certain aspects of our business in light of the impact of the CCRAA and the current challenges in the capital markets. The CCRAA has a number of important implications for the profitability of our FFELP loan business, including a reduction in Special Allowance Payments, the elimination of the Exceptional Performer designation and the corresponding reduction in default payments to 97 percent through 2012 and 95 percent thereafter, an increase in the lender paid origination fees for certain loan types and a reduction in default collection retention fees and account maintenance fees related to guaranty agency activities. As a result, we expect that the CCRAA will significantly reduce and, combined with higher financing costs, could possibly eliminate the profitability of new FFELP loan originations, while also increasing our Risk Sharing in connection with our FFELP loan portfolio.

We plan to curtail less profitable student loan origination and acquisition activities that have less strategic value, including originations of Private Education Loans for high default rate and lower-tier credit borrowers, as well as spot purchases and Wholesale Consolidation Loan purchases, all of which will also reduce our funding needs. We expect to minimize incremental FFELP Consolidation Loan volume as a result of significant margin erosion for FFELP Consolidation Loans created by the combined effect of the CCRAA and elevated funding costs. However, we will continue our efforts to protect select FFELP assets existing in our portfolio. We expect to continue to aggressively pursue other FFELP-related fee income opportunities such as FFELP loan servicing, guarantor servicing and collections. In addition, we plan to reduce and, over time, to no longer offer certain borrower benefits in connection with both our FFELP loans and our Private Education Loans.

We expect to continue to focus on generally higher-margin Private Education Loans, originated both through our school channel and our direct-to-consumer channel, with particular attention to upholding our more stringent underwriting standards. In January 2008, we notified some of our school customers whose students have non-traditional loans that we were curtailing certain high default rate lending programs and reviewing the pricing of others. Actual credit performance at these programs was materially below our original expectations. Charge-offs at these non-traditional schools are largely driven by low program completion and graduation rates. The non-traditional portfolio is also particularly impacted by the weakening U.S. economy. We also expect to adjust our Private Education Loan pricing at all schools to reflect the current financing and market conditions.

We expect to see lenders exit the student loan industry in response to the CCRAA and current conditions in the credit markets and, as a result, expect to partially offset declining loan volumes caused by our more selective lending policies with increased market share assumed from participants exiting the industry.

The impacts of the CCRAA as well as the challenges we are facing in the capital markets are also requiring us to rationalize our business operations and reduce our costs. We are undertaking a thorough review of all of our business units with a goal of achieving appropriate risk-adjusted returns across all of our business segments and providing cost-effective services. As a result, we aim to reduce our operating expenses by up to 20 percent as compared to 2007 operating expenses by year-end 2009, before adjusting for growth and other investments. Since year-end 2007, we have reduced our work force by approximately three percent.

BUSINESS SEGMENTS

We provide an array of credit products and related services to the higher education and consumer credit communities and others through two primary business segments: our Lending business segment and our APG business segment. These defined business segments operate in distinct business environments and have unique characteristics and face different opportunities and challenges. They are considered reportable segments under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” based on quantitative thresholds applied to the Company’s financial statements. In addition, within our Corporate and Other business segment, we provide a number of complementary products and services to guarantors and lender partners that are managed within smaller operating segments, the most prominent being our Guarantor Servicing and Loan Servicing businesses. Our Corporate and Other business segment also includes the activities of our Upromise subsidiary. In accordance with SFAS No. 131, we include in Note 20 to our consolidated financial statements, “Segment Reporting,” separate financial information about our operating segments.

Management, including the Company’s chief operating decision makers, evaluates the performance of the Company’s operating segments based on their profitability as measured by “Core Earnings.” Accordingly, we provide information regarding the Company’s reportable segments in this report based on “Core Earnings.” “Core Earnings” are the primary financial performance measures used by management to develop the Company’s financial plans, track results, and establish corporate performance targets and incentive compensation. While “Core Earnings” are not a substitute for reported results under generally accepted accounting principles in the United States (“GAAP”), the Company relies on “Core Earnings” in operating its business because “Core Earnings” permit management to make meaningful period-to-period comparisons of the operational and performance indicators that are most closely assessed by management. Management believes this information provides additional insight into the financial performance of the core business activities of our operating segments. (See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — BUSINESS SEGMENTS” for a detailed discussion of our “Core Earnings,” including a table that summarizes the pre-tax differences between “Core Earnings” and GAAP by business segment and the limitations to this presentation. )

We generate most of our “Core Earnings” earnings in our Lending business from the spread between the yield we receive on our Managed portfolio of student loans and the cost of funding these loans less the provisions for loan losses. We incur servicing, selling and administrative expenses in providing these products and services, and provide for loan losses. On our consolidated statement of income, prepared in accordance with GAAP, this spread income is reported as “net interest income” for on-balance sheet loans, and as “gains on student loan securitizations” and “servicing and securitization revenue” for off-balance sheet loans for which we have a Retained Interest. Total “Core Earnings” revenues for this segment were $1.4 billion in 2007.

In our APG business segment, we provide a wide range of accounts receivable and collections services including student loan default aversion services, defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, and accounts receivable management and collection for purchased portfolios of receivables that are delinquent or have been charged off by their original creditors as well as sub-performing and non-performing mortgage loans. In the purchased receivables business, we focus on a variety of consumer debt types with emphasis on charged-off credit card receivables and distressed mortgage receivables. We purchase these portfolios at a discount to their face value, and then use both our internal collection operations coupled with third-party collection agencies to maximize the recovery on these receivables.

LENDING BUSINESS SEGMENT

In our Lending business segment, we originate and acquire both federally guaranteed student loans (FFELP loans), which are administered by the U.S. Department of Education (“ED”), and Private Education Loans, which are not federally guaranteed. Borrowers use Private Education Loans primarily to supplement federally guaranteed loans in meeting the cost of education. We manage the largest portfolio of FFELP and Private Education Loans in the student loan industry, serving over 10 million student and parent customers through our ownership and management of $163.6 billion in Managed student loans as of December 31, 2007, of which $135.2 billion or 83 percent are federally insured. We serve a diverse range of clients that includes over 6,000 educational and financial institutions and state agencies. We are the largest servicer of student loans, servicing a portfolio of $127.4 billion of FFELP loans and $32.6 billion of Private Education Loans as of December 31, 2007. We also market student loans, both federal and private, directly to the consumer. In addition to education lending, we originate mortgage and consumer loans. In 2007 we originated $848 million in mortgage and consumer loans. Our mortgage and consumer loan portfolio totaled $545 million at December 31, 2007, of which $19 million are mortgages in the held-for-sale portfolio.

Student Lending Marketplace

The following chart shows estimated sources of funding for attending two-year and four-year colleges for the academic year (“AY”) ending June 30, 2008 (AY 2007-2008). Approximately 36 percent of the funding comes from federally guaranteed student loans and Private Education Loans. Parent/student contributions consist of savings/investments, current period earnings and other loans obtained through the normal financial aid process.

Sources of Funding for College Attendance — AY 2007-2008(1)

Total Projected Cost — $258 Billion
(dollars in billions)

(1)	Source: Based on estimates by Octameron Associates, “Don’t Miss Out,” 32nd Edition; College Board, “2007 Trends in Student Aid”; and Sallie Mae. Includes tuition, room, board, transportation and miscellaneous costs for two and four year college degree-granting programs.

  Federally Guaranteed Student Lending Programs

There are two competing programs that provide student loans where the ultimate credit risk lies with the federal government: the FFELP and the Federal Direct Lending Program (“FDLP”). FFELP loans are provided by private sector institutions and are ultimately guaranteed by ED except for the Risk Sharing loss. FDLP loans are funded by taxpayers and provided to borrowers directly by ED on terms similar to student loans in the FFELP. In addition to these government guaranteed programs, financial institutions also make Private Education Loans, where the lender or holder assumes the credit risk of the borrower.

For the federal fiscal year (“FFY”) ended September 30, 2007 (FFY 2007), ED estimated that the FFELP’s market share in federally guaranteed student loans was 80 percent, up from 79 percent in FFY 2006. (See “LENDING BUSINESS SEGMENT — Competition.”) Total FFELP and FDLP volume for FFY 2007 grew by 7 percent, with the FFELP portion growing 8 percent.

The Higher Education Act (the “HEA”) includes regulations that cover every aspect of the servicing of a federally guaranteed student loan, including communications with borrowers, loan originations and default aversion. Failure to service a student loan properly could jeopardize the guarantee on federal student loans. This guarantee generally covers 98 and 97 percent (95 percent after 2012) of the student loan’s principal and accrued interest for loans disbursed before and after July 1, 2006, respectively. In the case of death, disability or bankruptcy of the borrower, the guarantee covers 100 percent of the student loan’s principal and accrued interest.

FFELP student loans are guaranteed by state agencies or non-profit companies called guarantors, with ED providing reinsurance to the guarantor. Guarantors are responsible for performing certain functions necessary to ensure the program’s soundness and accountability. These functions include reviewing loan application data to detect and prevent fraud and abuse and to assist lenders in preventing default by providing counseling to borrowers. Generally, the guarantor is responsible for ensuring that loans are being serviced in compliance with the requirements of the HEA. When a borrower defaults on a FFELP loan, we submit a claim to the guarantor who reimburses us for principal and accrued interest subject to the Risk Sharing (See APPENDIX A, “FEDERAL FAMILY EDUCATION LOAN PROGRAM,” to this document for a more complete description of the role of guarantors.)

  Private Education Loan Products

In addition to federal loan programs, which have statutory limits on annual and total borrowing, we sponsor a variety of Private Education Loan programs and purchase loans made under such programs to bridge the gap between the cost of education and a student’s resources. The majority of our higher education Private Education Loans are made in conjunction with a FFELP Stafford loan, and are marketed to schools through the same marketing channels — and by the same sales force — as FFELP loans. In 2004, we expanded our direct-to-consumer loan marketing channel with our Tuition Answersm loan program under which we originate and purchase loans outside of the traditional financial aid process. We also originate and purchase Private Education Loans marketed by our SLM Financial subsidiary to career training, technical and trade schools, tutorial and learning centers, and private kindergarten through secondary education schools. These loans are primarily made at schools not eligible for Title IV loans. Private Education Loans are discussed in more detail below.

  Drivers of Growth in the Student Loan Industry

The growth in our Managed student loan portfolio is driven by the growth in the overall student loan marketplace, as well as by our own market share gains. Rising enrollment and college costs have resulted in the size of the federally insured student loan market more than doubling over the last 10 years. Federally insured student loan originations grew from $29.0 billion in FFY 1997 to $64.3 billion in FFY 2007.

According to the College Board, tuition and fees at four-year public institutions and four-year private institutions have increased 54 percent and 33 percent, respectively, in constant, inflation-adjusted dollars, since AY 1997-1998. Under the FFELP, there are limits to the amount students can borrow each academic year. The first loan limit increases since 1992 were implemented July 1, 2007 when freshman and sophomore limits were increased to $3,500 and $4,500 from $2,625 and $3,500, respectively. The fact that guaranteed student loan limits have not kept pace with tuition increases has driven more students and parents to Private Education Loans to meet an increasing portion of their education financing needs. Loans — both federal and private — as a percentage of total student aid were 53 percent of total student aid in AY 1996-1997 and 52 percent in AY 2006-2007. Private Education Loans accounted for 24 percent of total student loans — both federally guaranteed and Private Education Loans — in AY 2006-2007, compared to 7 percent in AY 1997-1998.

The National Center for Education Statistics predicts that the college-age population will increase approximately 14 percent from 2007 to 2016. Demand for education credit will also increase due to the rise in students not attending college directly from high school and adult education.

The following charts show the historical and projected enrollment and average tuition and fee growth for four-year public and private colleges and universities.

Historical and Projected Enrollment
(in millions)

Source: National Center for Education Statistics

Note: Total enrollment in all degree-granting institutions; middle alternative projections for 2006 onward.

Cost of Attendance(1)
Cumulative % Increase from AY 1997-1998

Source: The College Board

(1)	Cost of attendance is in current dollars and includes tuition, fees and on-campus room and board.

Sallie Mae’s Lending Business

Our primary marketing point-of-contact is the school’s financial aid office where we focus on delivering flexible and cost-effective products to the school and its students. Our sales force is the largest in the industry and currently markets the following internal lender brands: Academic Management Services (“AMS”), Nellie Mae, Sallie Mae Education Trust, SLM Financial, Student Loan Funding Resources (“SLFR”), Southwest Student Services (“Southwest”) and Student Loan Finance Association (“SLFA”). We also actively market the loan guarantee of United Student Aid Funds, Inc. (“USA Funds”) and its affiliate, Northwest Education Loan Association (“NELA”), through a separate sales force.

We acquire student loans from two principal sources: our Preferred Channel and strategic acquisitions.

In 2007, we originated $25.5 billion in student loans through our Preferred Channel, of which a total of $16.6 billion or 65 percent was originated through our internal lending brands. The mix of Preferred Channel Originations marks a significant shift from the past, when our internal lending brands were the smallest component of our Preferred Channel Originations. Internal lending brand growth is a key factor to our long-

term market penetration. This positions us to control our future volume as well as the costs to originate new assets. Our internal lending brand loans are our most valuable loans because we do not pay a premium other than to ED to originate them. The adverse impact of the CCRAA on FFELP loan profitability has further increased the importance of our internal lending brands as a vehicle for achieving appropriate risk-adjusted returns.

Preferred Channel Originations growth has been fueled by new business from schools leaving the FDLP or other FFELP lending relationships, same school sales growth, and growth in the for-profit sector. Since 1999, we have partnered with over 300 schools that have chosen to return to the FFELP from the FDLP. Our FFELP loan originations at these schools totaled over $2.4 billion in 2007. In addition to working with new schools, we have also forged broader relationships with many of our existing school clients. Our FFELP and private originations at for-profit schools have grown faster than at not-for-profit schools due to enrollment trends as well as our increased market share of lending to these institutions. We expect that in 2008 and in subsequent years this trend will be reversed. Many of our for-profit school customers have programs for which we offer non-traditional loans. As we cut back on Private Education Loan programs to this non-traditional segment of our customer base, we expect to lose FFELP loan volume originated through these schools as well. Similarly, as we reduce premiums for lender partner and school-as-lender purchases, we expect to lose FFELP volume. Accordingly, we expect volume in both FFELP loan and Private Education Loan originations to decline in 2008 relative to 2007.

Consolidation Loans

Between 2003 and 2006, we experienced a surge in consolidation activity as a result of aggressive marketing and historically low interest rates. This growth has contributed to the changing composition of our student loan portfolio. FFELP Consolidation Loans earn a lower yield than FFELP Stafford Loans due primarily to the Consolidation Loan Rebate Fee. The Consolidation Loan margin was 75 basis points lower than a FFELP Stafford loan in repayment as a result of this fee. This negative impact is somewhat mitigated by the longer average life of FFELP Consolidation Loans. FFELP Consolidation Loans now represent 67 percent of both our on-balance sheet federally guaranteed student loan portfolio and Managed federally guaranteed portfolio, respectively.

We expect the percentage of our portfolio consisting of Consolidation Loans will decline steadily over time. The CCRAA dramatically reduced the margin on new FFELP Consolidation Loans and, as a result these loans are only marginally profitable for high balance loans and are not profitable for lower loan balances. Legislation passed in 2006 provided for all FFELP loans to bear a fixed rate to the borrower, thereby eliminating the potential for the borrower to lock in a more beneficial interest rate on post-July 1, 2006 loans in a low interest rate environment. This had a significant adverse impact on the Consolidation Loan industry that developed as a result of the low interest rate environment that existed between 2000 and 2004. Accordingly, we are no longer buying Wholesale Consolidation Loans or actively marketing Consolidation Loans to our customer base. Finally, under the HEA, borrowers with loan balances exceeding $30,000 can extend their repayment term without consolidating their loans. As a result of all of these factors, we believe that FFELP loans will have a much lower propensity to consolidate in the future. We intend to accommodate those borrowers who have high loan balances and who wish to consolidate their loans. We will also direct borrowers wishing to extend their loan’s term to the FFELP extended repayment product, which we believe will be an attractive alternative to a Consolidation Loan for borrowers seeking a lower monthly payment.

GradPLUS

The Deficit Reduction Act of 2005 expanded the existing Federal PLUS loan program to include graduate and professional students (“GradPLUS Loans”). Previously, PLUS loans were restricted to parents of dependent, undergraduate students.

GradPLUS Loans generally have a lower rate of interest than our Private Education Loans and they allow graduate and professional students to borrow up to the full cost of their education (tuition, room and board), less other financial aid received. In 2007, we originated $606 million of GradPLUS loans which represented two percent of our Preferred Channel Originations.

Private Education Loans

The rising cost of education has led students and their parents to seek additional private sources to finance their education. Private Education Loans are often packaged as supplemental or companion products to FFELP loans. Over the last several years, the growth of Private Education Loans has continued due to tuition increasing faster than the rate of inflation coupled with stagnant FFELP lending limits. This growth combined with the relatively higher spreads has led to Private Education Loans contributing a higher percentage of our net interest margin in recent years. We expect this trend to continue in the foreseeable future in part due to margin erosion for FFELP student loans. In 2007, Private Education Loans contributed 36 percent of our overall “Core Earnings” net interest income before provisions for loan losses plus other income, up from 29 percent in 2006.

The Higher Education Reconciliation Act of 2005 increased FFELP loan limits on July 1, 2007 for freshman and sophomores. This, along with the introduction of GradPLUS Loans discussed above, will somewhat offset the rate of growth in Private Education Loans in the future. We believe this loss of future Private Education Loan volume for graduate students will be replaced by an increase in federally insured loans.

Since we bear the full credit risk for Private Education Loans, they are underwritten and priced according to credit risk based upon customized consumer credit scoring criteria. We mitigate some of this credit risk by providing price and eligibility incentives for students to obtain a credit-worthy cosigner, and 52 percent of our Managed Private Education Loans have a cosigner. Due to their higher risk profile, Private Education Loans earn higher spreads than their FFELP loan counterparts. In 2007, Private Education Loans earned an average “Core Earnings” spread (before provisions for loan losses and the Interim ABCP Facility Fees) of 5.15 percent versus an average “Core Earnings” spread of 1.04 percent for FFELP loans (before provisions for loan losses and the Interim ABCP Facility Fees).

Our largest Private Education Loan program is the Signature Student Loan®, which is offered to undergraduates and graduates through the financial aid offices of colleges and universities to supplement traditional FFELP loans. We also offer specialized loan products to graduate and professional students primarily through our MBA Loans®, LAWLOANS® and, Sallie Mae Medical School Loans® and Sallie Mae DENTALoans® programs. Generally, these loans do not require borrowers to begin repaying their loans until after graduation and allow a grace period from six to nine months.

In 2004 we began to offer Tuition Answer® loans directly to the consumer through targeted direct mail campaigns and Web-based initiatives. Under the Tuition Answer loan program, creditworthy parents, sponsors and students may borrow between $1,500 and $40,000 per year to cover any qualified higher education expense, but now capped at the full cost of tuition and board at the school they attend. No school certification is required, although a borrower must provide enrollment documentation. At December 31, 2007, we had $3.3 billion of Tuition Answer loans outstanding in our Managed student loan portfolio.

We also offer alternative Private Education Loans for information technology, cosmetology, mechanics, medical/dental/lab, culinary and broadcasting education programs. On average, these career training programs typically last fewer than 12 months. These loans require the borrower to begin repaying the loan immediately; however, students can opt to make relatively small payments while enrolled. At December 31, 2007, we had $2.4 billion of career training loans outstanding.

Acquisitions

We have acquired several companies in the student loan industry that have increased our sales and marketing capabilities, added significant new brands and greatly enhanced our product offerings. The following table provides a timeline of strategic acquisitions that have played a major role in the growth of our Lending business.

Lending Segment Timeline

Financing

Prior to the announcement of the Merger, the Company funded its loan originations primarily with a combination of term asset-backed securitizations and unsecured debt. Upon the announcement of the Merger on April 17, 2007, credit spreads on our unsecured debt widened considerably, significantly increasing our cost of accessing the unsecured debt markets. As a result, in the near term, we expect to fund our operations primarily through the issuance of student loan asset-backed securities and borrowings under secured student loan financing facilities, as further described below. We historically have been a regular issuer of term asset-backed securities in the domestic and international capital markets. (See also “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — LIQUIDITY AND CAPITAL RESOURCES.”) For the reasons described above, securitization is currently and is likely to continue to be our principal source of cost-effective financing. We expect approximately 90 percent or more of our funding needs in 2008 will be satisfied through asset-backed securitizations.

The Company has engaged J.P. Morgan Securities, Inc. (“JPMorgan”) and Banc of America Securities, LLC (“BAS”) as Lead Arrangers and Joint Bookrunners along with Barclays Capital, The Royal Bank of Scotland, plc and Deutsche Bank Securities, Inc. as Co-Lead Arrangers and Credit Suisse, New York Branch, as Arranger to underwrite and arrange up to $28.0 billion of secured FFELP loan facilities and a $7.0 billion secured private credit student loans facility (together, the “Facilities”).

As of February 28, 2008, we anticipate closing on $23.4 billion of FFELP student loan ABCP conduit facilities and $5.9 billion of Private Education Loan ABCP conduit facilities on February 29, 2008, or as soon as practical thereafter. Also on that date, we anticipate closing on an additional $2.0 billion secured FFELP loan facility. In addition, we anticipate closing on an additional $2.5 billion of student loan ABCP conduit facilities by mid March 2008. The new $33.8 billion of financing facilities we expect to close on, which may ultimately be increased to up to $35 billion in aggregate, will replace our $30 billion Interim ABCP Facility and $6 billion ABCP facility. The initial term of each of the new facilities will be 364 days. These new facilities will provide funding for certain of our FFELP loans and Private Education Loans until such time as these loans are refinanced in the term ABS markets. In the event amounts outstanding under the Interim ABCP Facility are not repaid by the Company in full, the Interim ABCP Facility will terminate on April 24, 2008.

In connection with our financing programs, we undertake regular investor development efforts intended to continually expand and diversify our pool of investors.

One of our major objectives when financing our business is to minimize interest rate risk by matching the interest rate and term characteristics of our Managed assets with our Managed liabilities, generally on a pooled basis, to the extent practical. To achieve this objective, we use derivative financial instruments extensively to reduce our interest rate and foreign currency exposure. Match funding and interest rate risk management also help stabilize our student loan spread in various interest rate environments.

On February 4, 2008, Standard & Poor’s Ratings Services announced that it lowered our credit ratings to “BBB-/A-3” from “BBB+/A-2.” Standard & Poor’s also announced that our rating remains on CreditWatch with negative implications, pending the closing of the new asset-backed commercial paper conduit discussed above. Notwithstanding the lowering of our credit rating, we believe that we have taken several steps in the last several months to further strengthen the company and position it for ratings improvement in the future. These steps include raising more than $3.0 billion in equity capital, securing commitments for $33.8 billion in financing from some of the world’s largest financial institutions, eliminating our equity forward positions and curtailing certain private education lending programs to students attending schools where loan performance is materially below our original expectations. We intend to continue to work with Standard & Poor’s and the other rating agencies to demonstrate our financial strength and stability.

Sallie Mae Bank

On November 3, 2005, we announced that the Utah Department of Financial Institutions approved our application for an industrial bank charter. Beginning in February and August 2006, Sallie Mae Bank (the “Bank”) began funding and originating Private Education Loans and FFELP Consolidation Loans, respectively, made by Sallie Mae to students and families nationwide. This allows us to capture the full economics of these loans from origination. In addition, the industrial bank charter allows us to expand the products and services we can offer to students and families. Funds received in connection with our tuition payment plan product are deposited and held in escrow with the Bank. In addition, cash rebates that Upromise members earn from qualifying purchases from Upromise’s participating companies are held by the Bank. These deposits are used by the Bank for a low cost source of funding.

Competition

Our primary competitor for federally guaranteed student loans is the FDLP, which in its first four years of existence (FFYs 1994-1997) grew its market share of the total federally sponsored student loan market from four percent in FFY 1994 to a peak of 34 percent in FFY 1997. The FDLP’s market share has steadily declined since then to 20 percent in FFY 2007. Historically, we have also faced competition for both federally guaranteed and non-guaranteed student loans from a variety of financial institutions including banks, thrifts and state-supported secondary markets. However, as a result of the CCRAA and the dislocation in the capital markets, the student loan industry is undergoing a significant transition. A number of student lenders have ceased operations altogether or curtailed activity. The environment of aggressive price competition between lenders has also decreased dramatically. Many of the lenders that remain in the business have been rationalizing pricing by reducing borrower benefits. As a result of these factors, we believe that as the largest student lender, we are well positioned to increase market share in the coming years. Our FFY 2007 FFELP Preferred Channel Originations totaled $17 billion, representing a 27 percent market share.

ASSET PERFORMANCE GROUP BUSINESS SEGMENT

In our APG segment, we provide a wide range of accounts receivable and collections services including student loan default aversion services, defaulted student loan portfolio management services, and contingency collections services for student loans and other asset classes. We also provide accounts receivable management and collections services on consumer and mortgage receivable portfolios that we purchase. The table below presents a timeline of key acquisitions that have fueled the growth of our APG business, including: General Revenue Corporation (“GRC”) and Pioneer Credit Recovery (“PCR”), concentrated in the student loan industry; AFS Holdings, LLC, the parent company of Arrow Financial Services, LLC (collectively, “AFS”), a debt management company that purchases and services distressed debt in several industries including and outside of education receivables; and GRP/AG Holdings, LLC (“GRP”), a debt management company that acquires and manages portfolios of sub-performing and non-performing mortgage loans.

In recent years we have diversified our APG contingency revenue stream into the purchase of distressed and defaulted receivables to complement our student loan business. We now have the expertise to acquire and manage portfolios of sub-performing and non-performing mortgage loans, substantially all of which are secured by one-to-four family residential real estate. We also have a servicing platform and a disciplined portfolio pricing approach to several consumer debt asset classes.

APG Segment Timeline

In 2007, our APG business segment had revenues totaling $605 million and net income of $116 million. Our largest customer, USA Funds, accounted for 28 percent of our revenue in 2007.

Products and Services

Student Loan Default Aversion Services

We provide default aversion services for five guarantors, including the nation’s largest, USA Funds. These services are designed to prevent a default once a borrower’s loan has been placed in delinquency status.

Defaulted Student Loan Portfolio Management Services

Our APG business segment manages the defaulted student loan portfolios for six guarantors under long-term contracts. APG’s largest customer, USA Funds, represents approximately 17 percent of defaulted student loan portfolios in the market. Our portfolio management services include selecting collection agencies and determining account placements to those agencies, processing loan consolidations and loan rehabilitations, and managing federal and state offset programs.

Contingency Collection Services

Our APG business segment is also engaged in the collection of defaulted student loans and other debt on behalf of various clients including guarantors, federal agencies, schools, credit card issuers, utilities, and other retail clients. We earn fees that are contingent on the amounts collected. We provide collection services for ED and now have approximately 11 percent of the total market for such services. We have relationships with more than 900 colleges and universities to provide collection services for delinquent student loans and other receivables from various campus-based programs.

Collection of Purchased Receivables

In our APG business, we also purchase delinquent and defaulted receivables from credit originators and other holders of receivables at a significant discount from the face value of the debt instruments. In addition, we purchase sub-performing and non-performing mortgage receivables at a discount usually calculated as a percentage of the underlying collateral. We use a combination of internal collectors and outside collection agencies to collect on these portfolios, seeking to attain the highest cost/benefit for our overall collection strategy. We recognize revenue primarily using the effective yield method, though we use the cost recovery method when appropriate, in certain circumstances. A major success factor in the purchased receivables business is the ability to effectively price the portfolios. We conduct both quantitative and qualitative analysis to appropriately price each portfolio to yield a return consistent with our APG financial targets.

Competition

The private sector collections industry is highly fragmented with few large companies and a large number of small scale companies. The APG businesses that provide third-party collections services for ED, FFELP guarantors and other federal holders of defaulted debt are highly competitive. In addition to competing with other collection enterprises, we also compete with credit grantors who each have unique mixes of internal collections, outsourced collections, and debt sales. Although the scale, diversification, and performance of our APG business has been a competitive advantage, the trend in the collections industry is for credit grantors to sell portfolios rather than to manage contingency collections.

In the purchased paper business, the marketplace is trending more toward open market competitive bidding rather than solicitation by sellers to a select group of potential buyers. Price inflation and the availability of capital in the sector contribute to this trend. Unlike many of our competitors, our APG business does not rely solely on purchased portfolio revenue. This enables us to maintain pricing discipline and purchase only those portfolios that are expected to meet our profitability and strategic goals. Portfolios are purchased individually on a spot basis or through contractual relationships with sellers to periodically purchase portfolios at set prices. We compete primarily on price, and additionally on the basis of our reputation and industry experience.

CORPORATE AND OTHER BUSINESS SEGMENT

The Company’s Corporate and Other business segment includes the aggregate activity of its smaller operating segments, primarily its Guarantor Servicing, Loan Servicing, and Upromise operating segments. Corporate and Other also includes several smaller products and services, including comprehensive financing and loan delivery solutions to college financial aid offices and students to streamline the financial aid process.

Guarantor Services

We earn fees for providing a full complement of administrative services to FFELP guarantors. FFELP student loans are guaranteed by these agencies, with ED providing reinsurance to the guarantor. The guarantors are non-profit institutions or state agencies that, in addition to providing the primary guarantee on FFELP loans, are responsible for other activities, including:

•	guarantee issuance — the initial approval of loan terms and guarantee eligibility;

•	account maintenance — the maintaining, updating and reporting on records of guaranteed loans;

•	default aversion services — these services are designed to prevent a default once a borrower’s loan has been placed in delinquency status (we perform these activities within our APG segment);

•	guarantee fulfillment — the review and processing of guarantee claims;

•	post claim assistance — assisting borrowers in determining the best way to pay off a defaulted loan; and

•	systems development and maintenance — the development of automated systems to maintain compliance and accountability with ED regulations.

Currently, we provide a variety of these services to nine guarantors and, in AY 2006-2007, we processed $17.9 billion in new FFELP loan guarantees, of which $14.2 billion was for USA Funds, the nation’s largest guarantor. We processed guarantees for approximately 32 percent of the FFELP loan market in AY 2006-2007.

Guarantor servicing fee revenue, which includes guarantee issuance and account maintenance fees, was $156 million for the year ended December 31, 2007, 86 percent of which we earned from services performed on behalf of USA Funds. Under some of our guarantee services agreements, including our agreement with USA Funds, we receive certain scheduled fees for the services that we provide under such agreements. The payment for these services includes a contractually agreed upon set percentage of the account maintenance fees that the guarantors receive from ED.

The Company’s guarantee services agreement with USA Funds has a five-year term that will be automatically increased by an additional year on October 1 of each year unless a prior notice is given by either party.

Our primary non-profit competitors in guarantor servicing are state and non-profit guarantee agencies that provide third-party outsourcing to other guarantors.

(See APPENDIX A, “FEDERAL FAMILY EDUCATION LOAN PROGRAM — Guarantor Funding” for details of the fees paid to guarantors.)

Upromise

Upromise has a number of programs that encourage consumers to save for the cost of college education. Upromise has established an affinity marketing program which is designed to increase consumer purchases of merchant goods and services and to promote saving for college by consumers who are members of this program. Merchant partners generally pay Upromise transaction fees based on member purchase volume, either online or in stores depending on the contractual arrangement with the merchant partner. A percentage of the consumer members’ purchases is set aside in an account maintained by Upromise on the members’ behalf.

Upromise, through its wholly owned subsidiaries, Upromise Investments, Inc. (“UII”), a registered broker-dealer, and Upromise Investment Advisors, LLC (“UIA”), provides transfer and servicing agent services and program management associated with various 529 college-savings plans. Upromise manages $19 billion in 529 college-savings plans.

REGULATION

Like other participants in the FFELP, the Company is subject to the HEA and, from time to time, to review of its student loan operations by ED and guarantee agencies. ED is authorized under its regulations to limit, suspend or terminate lenders from participating in the FFELP, as well as impose civil penalties if lenders violate program regulations. The laws relating to the FFELP are subject to revision. In addition, Sallie Mae, Inc., as a servicer of federal student loans, is subject to certain ED regulations regarding financial responsibility and administrative capability that govern all third-party servicers of insured student loans. Failure to satisfy such standards may result in the loss of the government guarantee of the payment of principal and accrued interest on defaulted FFELP loans. Also, in connection with our guarantor servicing operations, the Company must comply with, on behalf of its guarantor servicing customers, certain ED regulations that govern guarantor activities as well as agreements for reimbursement between the Secretary of Education and the Company’s guarantor servicing customers. Failure to comply with these regulations or the provisions of these agreements may result in the termination of the Secretary of Education’s reimbursement obligation.

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

APG’s debt collection and receivables management activities are subject to federal and state consumer protection, privacy and related laws and regulations. Some of the more significant federal laws and regulations that are applicable to our APG business include:

•	the Fair Debt Collection Practices Act;

•	the Fair Credit Reporting Act;

•	the Gramm-Leach-Bliley Act; and

•	the U.S. Bankruptcy Code.

In addition, our APG business is subject to state laws and regulations similar to the federal laws and regulations listed above. Finally, certain APG subsidiaries are subject to regulation under the HEA and under the various laws and regulations that govern government contractors.

Sallie Mae Bank is subject to Utah banking regulations as well as regulations issued by the Federal Deposit Insurance Corporation, and undergoes periodic regulatory examinations.

Finally, Upromise’s affiliates, which administer 529 college-savings plans, are subject to regulation by the Municipal Securities Rulemaking Board, the National Association of Securities Dealers, Inc. and the Securities and Exchange Commission (“SEC”) through the Investment Advisers Act of 1940.

AVAILABLE INFORMATION

The SEC maintains an Internet site (http://www. sec. gov) that contains periodic and other reports such as annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, as well as proxy and information statements regarding SLM Corporation and other companies that file electronically with the SEC. Copies of our annual reports on Form 10-K and our quarterly reports on Form 10-Q are available on our website as soon as reasonably practicable after we electronically file such reports with the SEC. Investors and other interested parties can also access these reports at www. salliemae.com/about/investors.

Our Code of Business Conduct, which applies to Board members and all employees, including our Chief Executive Officer and Chief Financial Officer, is also available, free of charge, on our website at www.salliemae.com/about/business_code. htm. We intend to disclose any amendments to or waivers from our Code of Business Conduct (to the extent applicable to our Chief Executive Officer or Chief Financial Officer) by posting such information on our website.

In 2007, the Company submitted the annual certification of its Chief Executive Officer regarding the Company’s compliance with the NYSE’s corporate governance listing standards, pursuant to Section 303A.12(a) of the NYSE Listed Company Manual.

In addition, we filed as exhibits to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and to this Annual Report on Form 10-K, the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Item 1A.	Risk Factors

LENDING BUSINESS SEGMENT — FFELP STUDENT LOANS

Because of the new FFELP economics resulting from the College Cost Reduction and Access Act of 2007 and the increased funding spreads in the current capital markets, we have made significant changes to our business strategy, but there can be no assurance that such changes will be effective in meeting these challenges.

On September 27, 2007, the College Cost Reduction and Access Act of 2007 (“CCRAA”) was signed into law by the President. The CCRAA substantially reduced the profitability of our FFELP business, including a reduction in Special Allowance Payments, the elimination of the Exceptional Performer designation and the corresponding reduction in default payments to 97 percent through 2012 and 95 percent thereafter, an increase in the lender paid origination fees for certain loan types, and reduction in default collections retention fees and account maintenance fees related to guaranty agency activities. As a result, assuming no reductions to borrower benefits or to our operating and servicing costs, we expect that the CCRAA will reduce substantially our pre-tax yield on FFELP loans. This reduction combined with higher financing costs resulting from the severe dislocations in the global capital markets, could possibly eliminate the profitability of new FFELP loan originations, while increasing our Risk Sharing in connection with our FFELP loan portfolio. We also expect that low-balance FFELP Consolidation Loans will no longer be profitable.

As a result of these developments, management has revised its business strategy to:

•	Focus on origination and acquisition activities for both FFELP loans and Private Education Loans that generate acceptable returns under the new FFELP economics;

•	Curtail unprofitable originations that have less strategic value, including:

•	Education loans made to certain borrowers that have or are expected to have a high default rate (see “GLOSSARY — Private Education Loans”); and

•	Wholesale Consolidation Loan acquisitions and low-balance FFELP Consolidation Loan originations.

•	Adjust the pricing of Private Education Loan products to reflect market conditions; and

•	Reduce or, over time, eliminate borrower benefits on FFELP loans.

In addition, we have reduced the premium that we pay for FFELP loan volume at certain school-as-lender clients. We also anticipate reducing the premium that we pay for FFELP loan volume with certain of our lender partners. These actions are likely to effectively end our school-as-lender relationships and to result in certain of our lender partners either exiting the FFELP business or seeking others with whom to partner. These actions could also adversely affect the growth in our guarantee and APG collection businesses.

We also will undertake a comprehensive review of all of our business units with a goal of achieving appropriate risk-adjusted returns across all of our business segments and providing cost-effective services. In addition, we aim to reduce our operating expenses by up to 20 percent as compared to 2007 operating expenses by year-end 2009, before adjusting for growth and other investments. Since year-end 2007, as part of this expense reduction effort, we have reduced our work force by approximately three percent. Accordingly, we could lose management that are key to managing operational risk.

There can be no assurance that changes we are making or may make in the future to address these developments will be successful in meeting the significant challenges of the new FFELP economics and the increased funding spreads in the current capital markets.

A larger than expected increase in third-party consolidation activity may reduce our loan spreads, materially impair our Retained Interest, reduce our interest earning assets and otherwise materially adversely affect our results of operations.

If third-party consolidation activity increases beyond management’s expectations, our student loan spread may be adversely affected; our Retained Interest may be materially impaired; our future earnings may be reduced from the loss of interest earning assets; and our results of operations may be adversely affected. Our student loan spread may be adversely affected because third-party consolidators generally target our highest yielding FFELP Loans and an increased run-off of Private Education Loans, which generally have higher yields than our FFELP loans, would change the overall mix within our portfolio resulting in a reduction to our weighted-average loan spread. Our Retained Interest may be materially impaired if consolidation activity reaches levels not anticipated by management. We may also incur impairment charges if we increase our expected future Constant Prepayment Rate (“CPR”) assumptions used to value the Residual Interest as a result of such unanticipated levels of consolidation. The potentially material adverse affect on our operating results related to FFELP loans also relates to our hedging activities in connection with Floor Income. We enter into certain Floor Income Contracts under which we receive an upfront fee in exchange for our payment of the Floor Income earned on a notional amount of underlying FFELP Loans over the life of the Floor Income Contract. If third-party consolidation activity that involves refinancing a Sallie Mae managed existing FFELP Loan with a new third-party owned FFELP Loan increases substantially, then the Floor Income that we are obligated to pay under such Floor Income Contracts may exceed the Floor Income actually generated from the underlying FFELP loans, possibly to a material extent. In such a scenario, we would either close out the related Floor Income Contracts or purchase an offsetting hedge. In either case, the adverse impact on both our GAAP and “Core Earnings” could be material. (See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — LENDING BUSINESS SEGMENT — Floor Income — Managed Basis.”)

Incorrect estimates and assumptions by management in connection with the preparation of our consolidated financial statements could adversely affect the reported amounts of assets and liabilities and the reported amounts of income and expenses.

The preparation of our consolidated financial statements requires management to make certain critical accounting estimates and assumptions that could affect the reported amounts of assets and liabilities and the reported amounts of income and expense during the reporting periods. (See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CRITICAL ACCOUNTING POLICIES AND ESTIMATES.”) For example, for both our federally insured and Private Education Loans, the unamortized portion of premiums and discounts is included in the carrying value of the student loan on the consolidated balance sheet. We recognize income on our student loan portfolio based on the expected yield of the student loan after giving effect to the amortization of purchase premiums and accretion of student loan income discounts, as well as the impact of Repayment Borrower Benefits. In arriving at the expected yield, we make a number of estimates that when changed are reflected as a cumulative catch-up from the inception of the student loan. The most sensitive estimate for premium and discount amortization is the estimate of the CPR, which measures the rate at which loans in the portfolio pay before their stated maturity. The CPR is used in calculating the average life of the portfolio. A number of factors can affect the CPR estimate such as the rate of consolidation activity and default rates. If we make an incorrect CPR estimate, the previously recognized income on our student loan portfolio based on the expected yield of the student loan will need to be adjusted in the current period.

The amount of loan loss reserves also depends on estimates. We maintain an allowance for loan losses at an amount believed to be sufficient to absorb losses incurred in our FFELP loan and Private Education Loan portfolios based on estimated probable net credit losses as of the reporting date. We analyze those portfolios to determine the effects that the various stages of delinquency have on borrower default behavior and ultimate charge-off. When calculating the allowance for loan losses on Private Education Loans, we divide the portfolio into categories of similar risk characteristics based on loan program type, loan status (in-school, grace, repayment, forbearance, delinquency), underwriting criteria, existence or absence of a cosigner, and aging. We use historical experience coupled with qualitative factors regarding changes in portfolio mix, macroeconomic indicators, policies, procedures, laws, regulations, underwriting, and other factors to estimate default and collection rate projections. We then apply these default and collection rate projections to each category of loan to estimate the necessary allowance balance. Because the process relies on historical experience, if current or future loan loss experience varies significantly from the past, our allowance could be deemed inadequate to cover incurred losses in the portfolio. Additionally, since the allowance estimate is also reliant on other qualitative factors, management’s ability to determine which qualitative factors are relevant to the allowance and our ability to accurately incorporate these factors into our estimates can have a material impact on the allowance.

In addition, the impact of our Repayment Borrower Benefits programs, which provide incentives to borrowers to make timely payments on their loans by allowing for reductions in future interest rates as well as rebates on outstanding balances, is dependent on the number of borrowers who will eventually qualify for these benefits. For example, we offer borrowers an incentive program that reduces their interest rate by a specified percentage per year or reduces their loan balance after they have made a specified initial number of scheduled payments on time and for so long as they continue to make subsequent scheduled payments on time. We regularly estimate the qualification rates for Repayment Borrower Benefits programs and book a level yield adjustment based upon that estimate. If our estimate of the qualification rates is lower than the actual rates, both the yield on our student loan portfolio and our net interest income will be lower than estimated and a cumulative adjustment will be made to reduce income, possibly to a material extent. Such an underestimation may also adversely affect the value of our Retained Interest because one of the assumptions made in assessing its value is the amount of Repayment Borrower Benefits expected to be earned by borrowers. Finally, we continue to look at new ways to improve borrower payment behavior. These efforts as well as the actions of competing lenders may lead to the addition or modification of Repayment Borrower Benefits programs.

LENDING BUSINESS SEGMENT — PRIVATE EDUCATION LOANS

Changes in the composition of our Managed student loan portfolio will increase the risk profile of our asset base and our capital requirements.

As of December 31, 2007, 17 percent of our Managed student loans were Private Education Loans. Private Education Loans are unsecured and are not guaranteed or reinsured under the FFELP or any other federal student loan program and are not insured by any private insurance program. Accordingly, we bear the full risk of loss on these loans if the borrower and cosigner, if applicable, default. Events beyond our control such as a prolonged economic downturn could make it difficult for Private Education Loan borrowers to meet their payment obligations for a variety of reasons, including job loss and unemployment, which could lead to higher levels of delinquencies and defaults. Private Education Loans now account for 36 percent of our “Core Earnings” net interest income before provisions for loan losses plus other income. We expect that Private Education Loans will become an increasingly higher percentage of both our margin and our Managed student loan portfolio, which will increase the risk profile of our asset base and raise our capital requirements because Private Education Loans have significantly higher capital requirements than FFELP loans. This may adversely affect the availability of capital for other purposes. In addition, the comparatively larger spreads on Private Education Loans, which historically have compensated for the narrowing FFELP spreads, may narrow as competition increases.

As a component of our Private Education Loan program, we made available to numerous schools various tailored loan programs that were designed to help finance the education of students who were academically qualified but did not meet our standard credit criteria. Management has recently taken specific steps to terminate these lending programs because the performance of these loans is materially different from originally expected, and from the rest of the Company’s Private Education Loan programs. In the fourth quarter of 2007, the Company recorded provision expense of $667 million related to its Managed Private Education Loan portfolio. This significant increase in provision primarily related to the non-traditional lending programs described above which are particularly impacted by the weakening U.S. economy. However, there can be no assurance that the Company’s non-traditional loans outstanding will not require additional significant loan provisions or have any further adverse effect on the overall credit quality of the Company’s Managed Private Education Loan portfolio.

Past charge-off rates on our Private Education Loans may not be indicative of future charge-off rates because, among other things, we use forbearance policies and our failure to adequately predict and reserve for charge-offs may adversely impact our results of operations.

We have established forbearance policies for our Private Education Loans under which we provide to the borrower temporary relief from payment of principal and/or interest in exchange for a processing fee paid by the borrower, which is waived under certain circumstances. At the end of each forbearance period, generally granted in six-month increments, interest that the borrower otherwise would have paid is typically capitalized. At December 31, 2007, approximately 14 percent of our Managed Private Education Loans in repayment and forbearance were in forbearance. Forbearance is used most heavily when the borrower’s loan enters repayment; however, borrowers may apply for forbearance multiple times and a significant number of Private Education Loan borrowers have taken advantage of this option. When a borrower ends forbearance and enters repayment, the account is considered current. Accordingly, a borrower who may have been delinquent in his payments or may not have made any recent payments on his account will be accounted for as a borrower in a current repayment status when the borrower exits the forbearance period. In addition, past charge-off rates on our Private Education Loans may not be indicative of future charge-off rates because of, among other things, the use of forbearance and the effect of future changes to the forbearance policies. If our forbearance policies prove over time to be less effective on cash collections than we expect or if we limit the circumstances under which forbearance may be granted under our forbearance policies, the amount of future charge-offs could be materially adversely affected which could materially impact the ultimate default rate used to calculate loan loss reserves which could have a material adverse effect on our results of operations. (See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — LENDING BUSINESS SEGMENT — Total Loan Net Charge-offs.”)

In addition, our loss estimates include losses to be incurred generally over a two-year loss emergence period. The two-year estimate of the allowance for loan losses is subject to a number of assumptions about future borrower behavior that may prove incorrect. For example, we use a migration analysis of historical charge-off experience and combine that with qualitative measures to project future trends. However, future charge-off rates can be higher than anticipated due to a variety of factors such as downturns in the economy, regulatory or operational changes in asset performance management effectiveness, and other unforeseeable future trends. If actual future performance in charge-offs and delinquency is worse than estimated, this could materially affect our estimate of the allowance for loan losses and the related provision for loan losses on our income statement.

If a school with which we have a business arrangement with respect to student loans closes or otherwise does not provide the borrower the promised education, the borrower could raise the same claims and defenses against us as the lender as it could against the school. As a result, our ability to collect loan amounts could be materially impaired.

The FTC Holder Rule provides that borrowers, under certain circumstances, may assert the same claims and defenses against repayment of a student loan used to finance an education at a school as that borrower may have against the school itself. Specifically, if a school with whom we have a business arrangement with respect to student loans closes or otherwise does not provide the borrower the promised education, the borrower could raise the same claims and defenses that the borrower has against the school against repayment of a student loan used to finance an education at that school. With the current dislocations in the capital markets, certain for-profit schools may be unable to secure lending for its students, which could lead to serious financial difficulties and, possibly, to the school closing before its students complete their education. In such cases, borrowers could assert claims and defenses against repayment of their loans from us up to the total amount of the loan depending upon how far along they were in their program of study. In addition, school closings result in an increase in defaults for the borrowers still in attendance at those schools at the time they closed and a significant increase in school closings could materially increase our allowance for loan losses.

ASSET PERFORMANCE GROUP BUSINESS SEGMENT

Our APG business segment may not be able to purchase defaulted consumer receivables at prices that management believes to be appropriate, and a decrease in our ability to purchase portfolios of receivables could adversely affect our net income.

If our APG business segment is not able to purchase defaulted consumer receivables at planned levels and at prices that management believes to be appropriate, we could experience short-term and long-term decreases in income.

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

LIQUIDITY AND CAPITAL RESOURCES

Future sales or issuances of our common stock may dilute the ownership interest of existing shareholders and depress the trading price of our common stock.

Future sales or issuances of our common stock may dilute the ownership interests of our existing shareholders. In addition, future sales or issuances of substantial amounts of our common stock may be at prices below current market prices and may adversely impact the market price of our common stock. Our mandatory convertible preferred stock, Series C has dividend and liquidation preference over our common stock.

The 7.25 percent mandatory convertible preferred stock, Series C may adversely affect the market price of our common stock.

The market price of our common stock is likely to be influenced by the 7.25 percent mandatory convertible preferred stock, Series C. For example, the market price of our common stock could become more volatile and could be depressed by:

•	investors’ anticipation of the potential resale in the market of a substantial number of additional shares of our common stock received upon conversion of the 7.25 percent mandatory convertible preferred stock, Series C;

•	possible sales of our common stock by investors who view the 7.25 percent mandatory convertible preferred stock, Series C as a more attractive means of equity participation in us than owning shares of our common stock; and

•	hedging or arbitrage trading activity that may develop involving the 7.25 percent mandatory convertible preferred stock, series C and our common stock.

We do not currently pay regular dividends on our common stock.

We have not paid dividends on our common stock since the execution of the Merger Agreement with the Buyer Group in April 2007. While the restriction on the payment of dividends under the Merger Agreement has been terminated, we expect to continue not paying dividends in the near term in order to focus on balance sheet improvement and expect to re-examine our dividend policy in the second half of 2008. Subject to

Delaware law, our board of directors will determine the payment of future dividends on our common stock, if any, and the amount of any dividends in light of any applicable contractual restrictions limiting our ability to pay dividends, our earnings and cash flows, our capital requirements, our financial condition, regulatory requirements and other factors our board of directors deems relevant.

There can be no assurance the commitments we announced that we secured on January 28, 2008, for $31.3 billion of 364-day financing from a consortium of banks will ultimately be funded, or if they are not funded our credit rating will not be further downgraded.

On January 28, 2008, we announced that we secured $31.3 billion of 364-day financing from a consortium of banks led by Bank of America, JPMorgan Chase, Barclays Capital, Deutsche Bank, Credit Suisse and The Royal Bank of Scotland, and from UBS. The commitments are intended to replace the $30.0 billion asset-backed commercial paper conduit facilities that we entered into with Bank of America and JPMorgan Chase in connection with the now terminated Merger as well as the $6.0 billion asset-backed commercial paper conduit facility. Funding under the commitments is subject to various conditions and there can be no assurance that all such conditions will be satisfied. In its February 4, 2008 announcement that our counterparty credit rating was lowered to BBB-, Standard & Poor’s Ratings Services noted that the decision to leave us on CreditWatch Negative reflects that the funding of the commitments is still subject to various conditions and that if the commitments do not close our ratings could be reduced further.

We are exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of our earning assets do not always match exactly the interest rate characteristics of the funding.

Depending on economic and other factors, we may fund our assets with debt that has a different index and/or reset frequency than the asset, but generally only where we believe there is a high degree of correlation between the interest rate movement of the two indices. For example, we use daily reset 3-month LIBOR to fund a large portion of our daily reset 3-month commercial paper indexed assets. We also use different index types and index reset frequencies to fund various other assets. In using different index types and different index reset frequencies to fund our assets, we are exposed to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies, or will not move in the same direction or with the same magnitude. While these indices are short-term with rate movements that are highly correlated over a long period of time, there can be no assurance that this high correlation will not be disrupted by capital market dislocations or other factors not within our control. In such circumstances, our earnings could be adversely affected, possibly to a material extent. During the second half of 2007, the spread between 3-month commercial paper and 3-month LIBOR became very volatile and widened significantly due to the deterioration of the broad credit markets, which increased our cost of funds. This level of volatility had not been seen previously. We still believe there is a high level of correlation between 3-month commercial paper and 3-month LIBOR over the long term. In addition, we fund a limited amount of daily reset 3-month commercial paper, T-bill indexed and Prime indexed assets with auction rate securities and asset-backed commercial paper borrowings. Auction rate securities and asset-backed commercial paper borrowings do not reset to an explicit underlying index.

At December 31, 2007, we had $3.3 billion of taxable and $1.7 billion of tax-exempt auction rate securities outstanding on a Managed Basis. In February 2008, an imbalance of supply and demand in the auction rate securities market as a whole led to failures of the auctions pursuant to which certain of our auction rate securities’ interest rates are set. As a result, certain of our auction rate securities bear interest at the maximum rate allowable under their terms. The maximum allowable interest rate on our $3.3 billion of taxable auction rate securities is generally LIBOR plus 1.50 percent. The maximum allowable interest rate on many of our $1.7 billion of tax-exempt auction rate securities was recently amended to LIBOR plus 2.00 percent through May 31, 2008. After May 31, 2008, the maximum allowable rate on these securities will revert to a formula driven rate, which, if in effect as of February 28, 2008, would have produced various maximum rates ranging up to 5.26 percent.

In the past, we employed reset rate note structures in conjunction with the issuance of certain tranches of our term asset-backed securities. Reset rate notes are subject to periodic remarketing, at which time the interest rates on the reset rate notes are reset. In the event a reset rate note cannot be remarketed on its remarketing date, the interest rate generally steps up to and remains LIBOR plus 0.75 percent, until such time as the bonds are successfully remarketed. The Company also has the option to repurchase the reset rate note upon a failed remarketing and hold it as an investment until such time it can be remarketed. The Company’s repurchase of a reset rate note requires additional funding, the availability and pricing of which may be less favorable to the Company than it was at the time the reset rate note was originally issued. As of December 31, 2007, on a Managed Basis, the Company had $2.6 billion, $2.1 billion and $2.5 billion of reset rate notes due to be remarketed in 2008, 2009 and 2010, and an additional $8.5 billion to be remarketed thereafter.

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

A number of factors could make such securitization and unsecured financing more difficult, more expensive or unavailable on any terms both domestically and internationally (where funding transactions may be on terms more or less favorable than in the United States), including, but not limited to, financial results and losses, changes within our organization, specific events that have an adverse impact on our reputation, changes in the activities of our business partners, disruptions in the capital markets, specific events that have an adverse impact on the financial services industry, counterparty availability, changes affecting our assets, our corporate and regulatory structure, interest rate fluctuations, ratings agencies’ actions, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies, and may become increasingly difficult due to economic and other factors. Finally, we compete for funding with other industry participants, some of which are publicly traded. Competition from these institutions may increase our cost of funds.

We are dependent on term asset-backed securities market for the long-term financing of student loans. We expect securitizations to provide approximately 90 percent or more of our funding needs in 2008. If the term asset-backed securities market were to experience a prolonged disruption, if our asset quality were to deteriorate or if our debt ratings were to be downgraded, we may be unable to securitize our student loans or to do so on favorable pricing and terms. If we were unable to continue to securitize our student loans at current pricing levels or on favorable terms, we would need to use alternative funding sources to fund new student loan originations and meet our other liquidity needs. If we were unable to find cost-effective and stable funding alternatives, our funding capabilities and liquidity would be negatively impacted and our cost of funds could increase, adversely affecting our results of operations and ability to originate student loans.

In addition, the occurrence of certain events such as consolidations and reconsolidations may cause certain of our securitization transactions to amortize earlier than scheduled, which could accelerate the need for additional funding to the extent that we effected the refinancing.

The rating agencies could downgrade the ratings on our senior unsecured debt, which could increase our cost of funds.

Securitizations are the primary source of our long-term financing and liquidity. Our ability to access the securitization market and the ratings on our asset-backed securities are not directly or fully dependent upon the Company’s general corporate credit ratings. The Company also utilizes senior unsecured long-term and short-term debt, which is dependent upon rating agency scoring. As of February 28, 2008, our senior unsecured long-term debt was rated Baa1, BBB−, and BBB and senior unsecured short-term debt was rated P-2, A-3 and F-3 by Moody’s Investors Service, Inc., Standard and Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., and Fitch Ratings, respectively, and all three rating agencies ratings were under review for possible downgrade. If any or all of these ratings were downgraded for any reason, our overall cost of issuing senior unsecured debt could increase.

Our derivative counterparties may terminate their positions with the Company if its credit ratings fall to certain levels and the Company could incur substantial additional costs to replace any terminated positions.

The majority of our ISDA Master Agreements provide that the counterparty may declare a “Termination Event” and terminate its positions if a “Designated Event” occurs and the Company’s unsecured and unsubordinated long-term debt rating fall to either of the pre-determined levels, which are typically “Baa3” for Moody’s and “BBB-” from S&P. For purposes of these ISDA Master Agreements, the execution of the Merger Agreement constituted a “Designated Event.” On February 4, 2008, Standard & Poor’s Ratings Services announced that it lowered our long-term debt rating to “BBB-/A-3” from “BBB+/A-2.” Standard & Poor’s also announced that our rating remains on CreditWatch with negative implications. As of February 28, 2008, 92 percent of the counterparties (on a notional basis) have agreed in writing to waive their rights (or do not have the rights) to declare a “Termination Event” arising from the Company executing the Merger Agreement and the resulting ratings downgrade. The remainder of the counterparties have agreed verbally to waive their rights at this time. Depending upon interest rates and exchange rates, the Company could be liable for substantial payments to terminate these positions if the counterparties exercise their right to terminate at any point in the future. It would be the Company’s intent to replace any terminated positions with derivatives executed with other counterparties, however, the Company may not be able to readily replace any terminated positions or may incur substantial additional costs to do so. Our liquidity could be adversely affected by these additional payments and costs. In addition, prior to the recent ratings downgrade, we had the use of cash collateral posted by these counterparties. As a result of our recent ratings downgrade, our ability to use that cash collateral may become restricted. We are currently in negotiations with our counterparties to waive these restrictions so that use of such cash collateral once again becomes unrestricted. If not waived, these cash collateral balances will appear in the “Restricted cash and investments” line of our consolidated balance sheet.

If our securitization trusts experience shortfalls on the assets which would result in the noteholders not receiving expected interest or principal payments, we may step in and make an advance to the trust to enable the trust to make these expected payments.

The investors in our securitization trusts have no recourse to the Company’s other assets should there be a failure of the trusts to pay when due and as a result we have no obligation related to these securitization trusts to fund any type of shortfall to the bondholders. To date, there have not been any noteholder payment shortfalls and we currently do not expect any payment shortfalls. In addition, we currently do not have any intent to fund shortfalls that might arise. We may decide, however, that it is in the best interest of the Company to fund any such shortfall. For example, by funding any shortfalls it may make it more cost effective to issue new securitizations in the future. Funding any shortfalls would reduce the amount of cash and liquidity we have on balance sheet and could result in a loss and reduction of equity as well. In addition, if we funded a shortfall related to an off-balance sheet trust, we would re-examine our accounting treatment to determine whether the trust would still be considered a “Qualified Special Purpose Entity” under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of SFAS No. 125.” As a result, we may determine that we are required to consolidate that trust on our balance sheet as of the date we funded any shortfall. We might also conclude that such actions could result in consolidation of all our off-balance sheet trusts onto our balance sheet.

GENERAL

Our business is subject to a number of risks, uncertainties and conditions, some of which are not within our control, including general economic conditions, increased competition, adverse changes in the laws and regulations that govern our businesses and failure to successfully identify, consummate and integrate strategic acquisitions.

Our business is subject to a number of risks, uncertainties and conditions, some of which we cannot control. For example, if the U.S. economy were to sustain a prolonged economic downturn, a number of our businesses — including our fastest growing businesses, Private Education Loan business and Asset Performance Group — could be adversely affected. We bear the full risk of loss on our portfolio of Private Education Loans. A prolonged economic downturn could make it difficult for borrowers to meet their payment obligations for a variety of reasons, including job loss and underemployment. In addition, a prolonged economic downturn could extend the amortization period on APG’s purchased receivables.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists the principal facilities owned by the Company:

		Approximate
Location	Function	Square Feet

Reston, VA	Headquarters	240,000
Fishers, IN	Loan Servicing and Data Center	450,000
Wilkes Barre, PA	Loan Servicing Center	133,000
Killeen, TX(1)	Loan Servicing Center	133,000
Lynn Haven, FL	Loan Servicing Center	133,000
Indianapolis, IN	Loan Servicing Center	100,000
Marianna, FL(2)	Back-up/Disaster Recovery Facility for Loan Servicing	94,000
Big Flats, NY	Asset Performance Group and Collections Center	60,000
Gilbert, AZ	Southwest Student Services Headquarters	60,000
Arcade, NY(3)	Asset Performance Group and Collections Center	46,000
Perry, NY(3)	Asset Performance Group and Collections Center	45,000
Swansea, MA	AMS Headquarters	36,000

(1)	Excludes approximately 30,000 square feet Class B single story building on four acres, located across the street from the Loan Servicing Center.

(2)	Facility listed for sale in October 2006. Vacated and no longer considered a disaster recovery site.

(3)	In the first quarter of 2003, the Company entered into a ten year lease with the Wyoming County Industrial Development Authority with a right of reversion to the Company for the Arcade and Perry, New York facilities.

The following table lists the principal facilities leased by the Company as of December 31, 2007:

		Approximate
Location	Function	Square Feet

Niles, IL	AFS Headquarters	84,000
Newton, MA	Upromise	78,000
Cincinnati, Ohio	GRC Headquarters and Debt Management and Collections Center	59,000
Muncie, IN	SLM — APG	54,000
Mt. Laurel, New Jersey	SLM Financial Headquarters and Operations	42,000
Moorestown, NJ	Pioneer Credit Recovery	30,000
Novi, MI(1)	Sallie Mae Home Loans	27,000
Braintree, MA	Nellie Mae Headquarters	27,000
White Plains, NY	GRP	26,000
Gaithersburg, MD(2)	Arrow Financial	24,000
Seattle, WA	NELA	22,000
Whitewater, WI	AFS Operations	16,000
Las Vegas, NV	Asset Performance Group and Collections Center	16,000
West Valley, NY	Pioneer Credit Recovery	14,000
Batavia, NY	Pioneer Credit Recovery	13,000
Perry, NY	Pioneer Credit Recovery	12,000
Gainesville, FL	SLMLSC	11,000
Cincinnati, OH	Student Loan Funding	9,000
Washington, D.C.	Government Relations	5,000

(1)	Space vacated in September 2007; the Company is actively searching for subtenants.

(2)	Space vacated in September 2006; the Company is actively searching for subtenants.

None of the Company’s facilities is encumbered by a mortgage. The Company believes that its headquarters, loan servicing centers data center, back-up facility and data management and collections centers are generally adequate to meet its long-term student loan and business goals. The Company’s principal office is currently in owned space at 12061 Bluemont Way, Reston, Virginia, 20190.

Item 3.	Legal Proceedings

On April 6, 2007, the Company was served with a putative class action suit by several borrowers in federal court in the Central District of California (Anne Chae et. al., v. SLM Corporation et. al.). The complaint, which was amended on April 12, 2007, alleges violations of California Business & Professions Code 17200, breach of contract, breach of covenant of good faith and fair dealing, violation of consumer legal remedies act and unjust enrichment. The complaint challenges the Company’s FFELP billing practices as they relate to use of the simple daily interest method for calculating interest. On June 19, 2007, the Company filed the Company’s Motion to Dismiss the amended complaint. On September 14, 2007, the court entered an order denying Sallie Mae’s Motion to Dismiss. The court did not comment on the merits of the allegations or the plaintiffs’ case but instead merely determined that the allegations stated a claim sufficient under the Federal Rules of Civil Procedure. The Company filed an answer on September 28, 2007 and on November 26, 2007 filed a motion for judgment on the pleadings. On January 4, 2008, the court entered an order denying the Company’s motion without ruling on the merits of plaintiffs’ claims. On September 17, 2007, the court entered a scheduling order that set July 8, 2008, as the start date for the trial. Discovery has commenced and is scheduled to continue through May 30, 2008. The Company believes these allegations lack merit and will continue to vigorously defend itself in this case, and notes that ED and the applicable guarantor of plaintiffs’ loans have confirmed that simple daily interest is the proper method for calculating interest under the FFELP.

On September 11, 2007, the Office of the Inspector General (“OIG”), of ED, confirmed that they planned to conduct an audit to determine if the Company billed for special allowance payments, under the 9.5 percent floor calculation, in compliance with the Higher Education Act, regulations and guidance issued by ED. The audit covers the period from 2003 through 2006, and is currently confined to the Company’s Nellie Mae subsidiaries. We ceased billing under the 9.5 percent floor calculation at the end of 2006. We believe that our billing practices were consistent with longstanding ED guidance, but there can be no assurance that the OIG will not advocate an interpretation that differs from the ED’s previous guidance. The OIG has audited other industry participants who billed for 9.5 percent SAP and in certain cases ED has disagreed with the OIG’s recommendation.

In August 2005, Rhonda Salmeron (the “Plaintiff”) filed a qui tam whistleblower case under the False Claims Act against collection company Enterprise Recovery Systems, Inc., or ERS. In the fall of 2006, Plaintiff amended her complaint and added USA Funds, as a defendant. On September 17, 2007, Plaintiff filed a second amended complaint adding USA Group Guarantee Services Inc., USA Servicing Corp., Sallie Mae Servicing L.P. and Scott J. Nicholson, an officer and employee of ERS as defendants. On February 5, 2008, Plaintiff filed a Third Amended Complaint. Plaintiff alleges that the various defendants submitted false claims and/or created false records to support claims in connection with collection activity on federally guaranteed student loans. The allegations against USA Funds and Sallie Mae are that they allowed the creation of false records and the submission of false claims by failing to take adequate measures in connection with audits of ERS. At this time, we intend to vigorously defend the case. Plaintiff claims that the U.S. government has been damaged in an amount greater than $12 million. The False Claims Act provides for the award of treble damages and $5,500 to $11,000 per false claim in successful qui tam lawsuits. We intend to vigorously defend this action.

On December 17, 2007, Sasha Rodriguez and Cathelyn Gregoire filed a putative class action claim on behalf of themselves and persons similarly situated against us in the United States District Court for the District of Connecticut, alleging an intentional violation of civil rights laws (42 U.S.C. § 1981, 1982), the Equal Credit Opportunity Act and the Truth in Lending Act. Plaintiffs allege that we engaged in underwriting practices on private loans which resulted, among other things, in certain applicants being directed into substandard and more expensive student loans on the basis of race. No amount in controversy is stated in the complaint. We intend to vigorously defend this action.

On January 31, 2008, a putative securities class action lawsuit was filed against the Company and three senior officers in federal court in the Southern District of New York (Burch v. SLM Corporation, Albert L. Lord, C.E. Andrews, and Robert S. Autor). The case has been assigned to the Honorable William H. Pauley, III. The case purports to be brought on behalf of all persons who purchased or otherwise acquired the Common stock of the Company between January 18, 2007 and January 3, 2008. The complaint alleges that the Company and the named officers violated federal securities laws by issuing a series of materially false and misleading statements to the market throughout the Class Period, which statements allegedly had the effect of artificially inflating the market price of the Company’s securities. The complaint alleges that defendants caused the Company’s results for year-end 2006 and for the first three quarters of 2007 to be materially misstated because the Company failed to adequately accrue its loan loss provisions, which overstated the Company’s net income, and that the Company failed to adequately disclose allegedly known trends and uncertainties with respect to its non-traditional loan portfolio. The complaint alleges violations of the Securities Exchange Act of 1934 § 10(b) and § 20(a) and Rule 10b-5. The Company was served on February 5, 2008 and the case is pending. A class has not yet been certified in the above action. The Company is aware of press reports that other similar actions may be filed, but has not been served with any other complaints. We intend to vigorously assert our defenses.

On February 11, 2008, the Company received a subpoena from the Attorney General of the State of New York that seeks documents and information relating to our direct-to-consumer Tuition Answer product. We intend to cooperate with the Attorney General’s office.

Item 4.	Submission of Matters to a Vote of Security Holders

Nothing to report.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed and traded on the New York Stock Exchange under the symbol SLM. The number of holders of record of the Company’s common stock as of January 31, 2008 was 714. The following table sets forth the high and low sales prices for the Company’s common stock for each full quarterly period within the two most recent fiscal years.

Common Stock Prices

		1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2007	High	$49.96	$57.96	$58.00	$53.65
	Low	40.30	40.60	41.73	18.68

2006	High	$58.35	$55.21	$53.07	$52.09
	Low	51.86	50.05	45.76	44.65

The Company paid quarterly cash dividends of $.22 for the first quarter of 2006, $.25 for the last three quarters of 2006 and $.25 for the first quarter of 2007.

Issuer Purchases of Equity Securities

The following table summarizes the Company’s common share repurchases during 2007 pursuant to the stock repurchase program (see Note 12 to the consolidated financial statements, “Stockholders’ Equity”) first authorized in September 1997 by the Board of Directors. Since the inception of the program, which has no expiration date, the Board of Directors has authorized the purchase of up to 342.5 million shares as of December 31, 2007. Included in this total are 25 million additional shares authorized for repurchase by the Board in November 2007.

				Maximum Number
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average Price	as Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans	the Plans or
	Purchased(1)	Share	or Programs	Programs(2)

(Common shares in millions)

Period:
January 1 – March 31, 2007	.2	$45.87	—	15.7
April 1 – June 30, 2007	.8	41.18	—	15.7
July 1 – September 30, 2007	2.1	48.47	—	15.7
October 1 – October 31, 2007	.1	48.10	—	15.7
November 1 – November 30, 2007	1.1	39.75	1.0	39.6
December 1 – December 31, 2007(3)	49.0	44.57	49.0	38.8

Total fourth quarter	50.2	44.48	50.0

Year ended December 31, 2007	53.3	$44.59	50.0

(1)	The total number of shares purchased includes: i) shares purchased under the stock repurchase program discussed above, and ii) shares purchased in connection with the exercise of stock options and vesting of performance stock to satisfy minimum statutory tax withholding obligations and shares tendered by employees to satisfy option exercise costs (which combined totaled 3.3 million shares for 2007).

(2)	Reduced by outstanding equity forward contracts.

(3)	Includes 44 million shares under an equity forward contract that the Company agreed to physically settle with Citibank, N.A., on December 31, 2007.

Stock Performance

The following graph compares the yearly percentage change in the Company’s cumulative total shareholder return on its common stock to that of Standard & Poor’s 500 Stock Index and Standard & Poor’s Financials Index. The graph assumes a base investment of $100 at December 31, 2002 and reinvestment of dividends through December 31, 2007.

Five Year Cumulative Total Shareholder Return

Company/Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
SLM Corporation	$100.0	$110.4	$158.6	$166.2	$150.0	$62.7
S&P Financials Index	100.0	130.6	144.6	153.7	182.7	149.6
S&P 500 Index	100.0	128.4	142.1	149.0	172.3	181.7

Source: Bloomberg Total Return Analysis

Item 6.	Selected Financial Data

Selected Financial Data 2003-2007
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

	2007	2006	2005	2004	2003

Operating Data:
Net interest income	$1,588	$1,454	$1,451	$1,299	$1,326
Net income (loss)	(896)	1,157	1,382	1,914	1,534
Basic earnings (loss) per common share, before cumulative effect of accounting change	(2.26)	2.73	3.25	4.36	3.08
Basic earnings (loss) per common share, after cumulative effect of accounting change	(2.26)	2.73	3.25	4.36	3.37
Diluted earnings (loss) per common share, before cumulative effect of accounting change	(2.26)	2.63	3.05	4.04	2.91
Diluted earnings (loss) per common share, after cumulative effect of accounting change	(2.26)	2.63	3.05	4.04	3.18
Dividends per common share	.25	.97	.85	.74	.59
Return on common stockholders’ equity	(22)%	32%	45%	73%	66%
Net interest margin	1.26	1.54	1.77	1.92	2.53
Return on assets	(.71)	1.22	1.68	2.80	2.89
Dividend payout ratio	(11)	37	28	18	19
Average equity/average assets	3.51	3.98	3.82	3.73	4.19
Balance Sheet Data:
Student loans, net	$124,153	$95,920	$82,604	$65,981	$50,047
Total assets	155,565	116,136	99,339	84,094	64,611
Total borrowings	147,046	108,087	91,929	78,122	58,543
Stockholders’ equity	5,224	4,360	3,792	3,102	2,630
Book value per common share	7.84	9.24	7.81	6.93	5.51
Other Data:
Off-balance sheet securitized student loans, net	$39,423	$46,172	$39,925	$41,457	$38,742

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Years ended December 31, 2005-2007
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

We have used both internal growth and strategic acquisitions to attain our leadership position in the education finance marketplace. Our sales force, which delivers our products on campuses across the country, is the largest in the student loan industry. The core of our marketing strategy is to promote our on-campus brands, which generate student loan originations through our Preferred Channel. Loans generated through our Preferred Channel are more profitable than loans acquired through other acquisition channels because we own them earlier in the student loan’s life and generally incur lower costs to acquire such loans. We have built brand leadership through the Sallie Mae name, the brands of our subsidiaries and those of our lender partners. These sales and marketing efforts are supported by the largest and most diversified servicing capabilities in the industry. In recent years, borrowers have been consolidating their FFELP Stafford loans into FFELP Consolidation Loans in much greater numbers such that FFELP Consolidation Loans now constitute 55 percent of our Managed loan portfolio.

We have expanded into a number of fee-based businesses, most notably, our Asset Performance Group (“APG”), formerly known as Debt Management Operations (“DMO”) business. Our APG business provides a wide range of accounts receivable and collections services including student loan default aversion services, defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, and accounts receivable management and collection for purchased portfolios of receivables that are delinquent or have been charged off by their original creditors. We also purchase and manage portfolios of sub-performing and non-performing mortgage loans.

We also earn fees for a number of services including student loan and guarantee servicing, 529 college-savings plan administration services, and for providing processing capabilities and information technology to educational institutions. We also operate an affinity marketing program through Upromise, Inc. (“Upromise”).

We manage our business through two primary operating segments: the Lending operating segment and the APG operating segment. Accordingly, the results of operations of the Company’s Lending and APG operating segments are presented separately below under “BUSINESS SEGMENTS.” These operating segments are considered reportable segments under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” based on quantitative thresholds applied to the Company’s financial statements.

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

On a quarterly basis, management evaluates its estimates, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. These estimates relate to the following accounting policies that are discussed in more detail below: application of the effective interest method for loans (premiums, discounts and Repayment Borrower Benefits), securitization accounting and Retained Interests, allowance for loan losses, and derivative accounting. In recent years, we have frequently updated a number of estimates to account for the continued high level of FFELP Consolidation Loan activity. Also, a number of these estimates affect life-of-loan calculations. Since our student loans have long average lives, the cumulative effect of relatively small changes in estimates can be material.

Premiums, Discounts and Repayment Borrower Benefits

For both federally insured and Private Education Loans, we account for premiums paid, discounts received, capitalized direct origination costs incurred on the origination of student loans, and the impact of Repayment Borrower Benefits in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The unamortized portion of the premiums and the discounts is included in the carrying value of the student loans on the consolidated balance sheet. We recognize income on our student loan portfolio based on the expected yield of the student loan after giving effect to the amortization of purchase premiums and accretion of student loan discounts, as well as the impact of Repayment Borrower Benefits. Premiums, capitalized direct origination costs and discounts received are amortized over the estimated life of the loan, which includes an estimate of prepayment speeds. Estimates for future prepayments are incorporated in an estimated Constant Prepayment Rate (“CPR”), which is primarily based upon the historical prepayments due to consolidation and defaults, extensions from the utilization of forbearance, as well as, management’s expectation of future prepayments and extensions. For Repayment Borrower Benefits, the estimates of their effect on student loan yield are based on analyses of historical payment behavior of borrowers who are eligible for the incentives, and the evaluation of the ultimate qualification rate for these incentives. We periodically evaluate the assumptions used to estimate the loan life and qualification rates, and in instances where there are modifications to the assumptions, amortization is adjusted on a cumulative basis to reflect the change.

The estimate of the CPR measures the rate at which loans in the portfolio pay before their stated maturity. A number of factors can affect the CPR estimate such as the rate of consolidation activity and default rates. Changes in CPR estimates are discussed in more detail below. The impact of Repayment Borrower Benefits is dependent on the estimate of the number of borrowers who will eventually qualify for these benefits. For competitive purposes, we occasionally change Repayment Borrower Benefits programs in both amount and qualification factors. These programmatic changes are reflected in the estimate of the Repayment Borrower Benefits discount when made.

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

The Residual Interests in each of our securitizations are treated as either (1) available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and therefore must be marked-to-market with temporary unrealized gains and losses recognized, net of tax, in accumulated other comprehensive income in stockholders’ equity or (2) securities marked-to-market through earnings under SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments.” Since there are no quoted market prices for our Residual Interests, we estimate their fair value both initially and each subsequent quarter using the key assumptions listed below:

•	the projected net interest yield from the underlying securitized loans, which can be impacted by the forward yield curve, cost of funds for auction rate securities as well as the Repayment Borrower Benefits program;

•	the calculation of the Embedded Floor Income associated with the securitized loan portfolio;

•	the CPR;

•	the expected credit losses from the underlying securitized loan portfolio; and

•	the discount rate used, which is intended to be commensurate with the risks involved.

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

Allowance for Loan Losses

We maintain an allowance for loan losses at an amount sufficient to absorb losses incurred in our FFELP loan and Private Education Loan portfolios at the reporting date based on a projection of estimated probable net credit losses. We analyze those portfolios to determine the effects that the various stages of delinquency have on borrower default behavior and ultimate charge-off. We estimate the allowance for loan losses for our Managed loan portfolio using a migration analysis of delinquent and current accounts. A migration analysis is a technique used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge-off, and is a widely used reserving methodology in the consumer finance industry. We also use the migration analysis to estimate the amount of uncollectible accrued interest on Private Education Loans and write off that amount against current period interest income.

When calculating the allowance for loan losses on Private Education Loans, we divide the portfolio into categories of similar risk characteristics based on loan program type, loan status (in-school, grace, repayment, forbearance, delinquency), underwriting criteria, existence or absence of a cosigner, and aging. We use historical experience coupled with qualitative factors regarding changes in portfolio mix, macroeconomic indicators, policies, procedures, laws, regulations, underwriting, and other factors to estimate default and collection rate projections. We then apply default and collection rate projections to each category. The vast majority of our Private Education Loan programs do not require the borrowers to begin repayment until six months after they have graduated or otherwise have left school. Consequently, our loss estimates for these programs are generally low while the borrower is in school. At December 31, 2007, 43 percent of the principal balance in the higher education Managed Private Education Loan portfolio is related to borrowers who are still in-school or grace and not required to make payments. As the current portfolio ages, an increasing percentage of the borrowers will leave school and be required to begin payments on their loans. The allowance for losses will change accordingly with the percentage of borrowers in repayment.

Our loss estimates are based on a loss emergence period of generally two years. Similar to the rules governing FFELP payment requirements, our collection policies allow for periods of nonpayment for borrowers requesting additional payment grace periods upon leaving school or experiencing temporary difficulty meeting payment obligations. This is referred to as forbearance status and is considered separately in our allowance for loan losses. The majority of forbearance occurs early in the repayment term when borrowers are starting their careers (see “LENDING BUSINESS SEGMENT — Private Education Loans — Private Education Loan Delinquencies”). At December 31, 2007, 13.9 percent of the Managed Private Education Loan portfolio in repayment and forbearance was in forbearance status. The loss emergence period is in alignment with our typical collection cycle and takes into account these periods of nonpayment.

In general, Private Education Loan principal is charged off against the allowance when the loan exceeds 212 days delinquency. Recoveries on loans charged off are considered when calculating the allowance for loan losses, and actual cash recoveries are therefore recorded directly to the allowance.

FFELP loans are guaranteed as to their principal and accrued interest in the event of default subject to a Risk Sharing level set based on the date of loan disbursement. For loans disbursed after October 1, 1993, and before July 1, 2006, the Company receives 98 percent reimbursement on all qualifying default claims. For loans disbursed on or after July 1, 2006, the Company receives 97 percent reimbursement. In October 2005, the Company’s loan servicing division, Sallie Mae Servicing, was designated as an Exceptional Performer (“EP”) by ED which enabled the Company to receive 100 percent reimbursement on default claims filed from the date of designation through June 30, 2006 for loans that were serviced by Sallie Mae Servicing for a period of at least 270 days before the date of default. Legislation passed in early 2006 decreased the rate of reimbursement under the EP program from 100 percent to 99 percent for claims filed on or after July 1, 2006. As a result of this amended reimbursement level, the Company established an allowance at December 31, 2005 for loans that were subject to the one-percent Risk Sharing. The College Cost Reduction and Access Act of 2007 (“CCRAA”) repealed the EP program and returned loans to their previous disbursement date-based guarantee rates of 98 percent or 97 percent. In reaction, the Company increased its provision for FFELP loans to cumulatively increase the allowance for loan losses to cover these higher Risk Sharing levels.

The evaluation of the provisions for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. Management believes that the allowance for loan losses is appropriate to cover probable losses in the student loan portfolio.

Effects of Consolidation Activity on Estimates

Between 2003 and 2006, we experienced a surge in consolidation activity as a result of aggressive marketing and historically low interest rates. This, in turn, has had a significant effect on a number of accounting estimates in recent years. We updated our assumptions that are affected primarily by consolidation activity and updated the estimates used in developing the cash flows and effective yield calculations as they relate to the amortization of student loan premiums and discounts, Repayment Borrower Benefits, Residual Interest income and the valuation of the Residual Interest.

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

The increased activity in FFELP Consolidation Loans has led to demand for the consolidation of Private Education loans. Private Education Consolidation Loans provide an attractive refinancing opportunity to certain borrowers because they allow borrowers to lower their monthly payments by extending the life of the loan and/or lowering their interest rate. Consolidation of Private Education Loans from off-balance sheet Private Education Loan trusts will increase the CPR used to value the Residual Interest.

Effect of Consolidation Activity

The schedule below summarizes the impact of loan consolidation on each affected financial statement line item.

On-Balance Sheet Student Loans

Consolidating
Estimate	Lender	Effect on Estimate	CPR	Accounting Effect

Premium	Sallie Mae	Term extension	Decrease	Estimate Adjustment(1) — increase unamortized balance of premium. Reduced amortization expense going forward.
Premium	Other lenders	Loan prepaid	Increase	Estimate Adjustment(1) — decrease unamortized balance of premium or accelerated amortization of premium.
Repayment Borrower Benefits	Sallie Mae	Term extension	N/A	Existing Repayment Borrower Benefits reserve reversed into income — new FFELP Consolidation Loan benefit amortized over a longer term.(2)
Repayment Borrower Benefits	Other lenders	Loan prepaid	N/A	Repayment Borrower Benefits reserve reversed into income.(2)

(1)	As estimates are updated, in accordance with SFAS No. 91, the premium balance must be adjusted from inception to reflect the new expected term of the loan, as if it had been in place from inception.

(2)	Consolidation estimates also affect the estimates of borrowers who will eventually qualify for Repayment Borrower Benefits.

Off-Balance Sheet Student Loans

Consolidating
Estimate	Lender	Effect on Estimate	CPR	Accounting Effect

Residual Interest	Sallie Mae or other lenders	Loan prepaid	Increase	• Reduction in fair market value of Residual Interest resulting in either an impairment charge or reduction in prior unrealized market value gains recorded in other comprehensive income.
• Decrease in prospective effective yield used to recognize interest income.

Derivative Accounting

We use interest rate swaps, cross-currency interest rate swaps, interest rate futures contracts, Floor Income Contracts and interest rate cap contracts as an integral part of our overall risk management strategy to manage interest rate and foreign currency risk arising from our fixed rate and floating rate financial instruments. In addition, we use equity forward contracts (see Note 12, “Stockholders’ Equity,” to the financial statements for further discussion) to lock-in our future purchase price of the Company’s stock to better manage share repurchases. We account for these instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability. We determine the fair value for our derivative instruments primarily by using pricing models that consider current market conditions and the contractual terms of the derivative contracts. Market inputs into the model include interest rates, optionality, forward interest rate curves, volatility factors, forward foreign exchange rates, and the closing price of the Company’s stock (related to our equity forward contracts). The fair values of some derivatives are determined using counterparty valuations. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized; the use of different pricing models or assumptions could produce different financial results. As a matter of policy, we compare the fair values of our derivatives that we calculate to those provided by our counterparties on a monthly basis. Any significant differences are identified and resolved appropriately.

SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. We believe that all of our derivatives are effective economic hedges and are a critical element of our interest rate risk management strategy. However, under SFAS No. 133, some of our derivatives, primarily Floor Income Contracts, certain Eurodollar futures contracts, basis swaps and equity forwards, do not qualify for “hedge treatment” under SFAS No. 133. Therefore, changes in market value along with the periodic net settlements must be recorded through the “gains (losses) on derivative and hedging activities, net” line in the consolidated statement of income with no consideration for the corresponding change in fair value of the hedged item. The derivative market value adjustment is primarily caused by interest rate and foreign currency exchange rate volatility, changing credit spreads during the period, and changes in our stock price (related to equity forwards) as well as, the volume and term of derivatives not receiving hedge accounting treatment. See also “BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment — Derivative Accounting” for a detailed discussion of our accounting for derivatives.

SELECTED FINANCIAL DATA

  Condensed Statements of Income

				Increase (Decrease)
	Years Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%

Net interest income	$1,588	$1,454	$1,451	$134	9%	$3	—%
Less: provisions for loan losses	1,015	287	203	728	254	84	41

Net interest income after provisions for loan losses	573	1,167	1,248	(594)	(51)	(81)	(6)
Gains on student loan securitizations	367	902	552	(535)	(59)	350	63
Servicing and securitization revenue	437	553	357	(116)	(21)	196	55
Losses on loans and securities, net	(95)	(49)	(64)	(46)	(94)	15	23
Gains (losses) on derivative and hedging activities, net	(1,361)	(339)	247	(1,022)	(301)	(586)	(237)
Guarantor servicing fees	156	132	115	24	18	17	15
Contingency fee revenue	336	397	360	(61)	(15)	37	10
Collections revenue	272	240	167	32	13	73	44
Other income	385	338	273	47	14	65	24
Operating expenses	1,552	1,346	1,138	206	15	208	18
Income taxes	412	834	729	(422)	(51)	105	14
Minority interest in net earnings of subsidiaries	2	4	6	(2)	(50)	(2)	(33)

Net income (loss)	(896)	1,157	1,382	(2,053)	(177)	(225)	(16)
Preferred stock dividends	37	36	22	1	3	14	64

Net income (loss) attributable to common stock	$(933)	$1,121	$1,360	$(2,054)	(183)%	$(239)	(18)%

Basic earnings (loss) per common share	$(2.26)	$2.73	$3.25	$(4.99)	(183)%	$(.52)	(16)%

Diluted earnings (loss) per common share	$(2.26)	$2.63	$3.05	$(4.89)	(186)%	$(.42)	(14)%

Dividends per common share	$.25	$.97	$.85	$(.72)	(74)%	$.12	14%

Condensed Balance Sheets

			Increase (Decrease)
	December 31,		2007 vs. 2006
	2007	2006	$	%

Assets
FFELP Stafford and Other Student Loans, net	$35,726	$24,841	$10,885	44%
FFELP Consolidation Loans, net	73,609	61,324	12,285	20
Private Education Loans, net	14,818	9,755	5,063	52
Other loans, net	1,174	1,309	(135)	(10)
Cash and investments	10,546	5,185	5,361	103
Restricted cash and investments	4,600	3,423	1,177	34
Retained Interest in off-balance sheet securitized loans	3,044	3,341	(297)	(9)
Goodwill and acquired intangible assets, net	1,301	1,372	(71)	(5)
Other assets	10,747	5,586	5,161	92

Total assets	$155,565	$116,136	$39,429	34%

Liabilities and Stockholders’ Equity
Short-term borrowings	$35,947	$3,528	$32,419	919%
Long-term borrowings	111,098	104,559	6,539	6
Other liabilities	3,285	3,680	(395)	(11)

Total liabilities	150,330	111,767	38,563	35

Minority interest in subsidiaries	11	9	2	22
Stockholders’ equity before treasury stock	7,055	5,401	1,654	31
Common stock held in treasury	1,831	1,041	790	76

Total stockholders’ equity	5,224	4,360	864	20

Total liabilities and stockholders’ equity	$155,565	$116,136	$39,429	34%

RESULTS OF OPERATIONS

We present the results of operations first on a consolidated basis followed by a presentation of the net interest margin with accompanying analysis presented in accordance with GAAP. As discussed in detail above in the “OVERVIEW” section, we have two primary business segments, Lending and APG, plus a Corporate and Other business segment. Since these business segments operate in distinct business environments, the discussion following the results of our operations is primarily presented on a segment basis. See “BUSINESS SEGMENTS” for further discussion on the components of each segment. Securitization gains and the ongoing servicing and securitization income are included in “LIQUIDITY AND CAPITAL RESOURCES — Securitization Activities.” The discussion of derivative market value gains and losses is under “BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment — Derivative Accounting.” The discussion of goodwill and acquired intangible amortization and impairment is discussed under “BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment — Acquired intangibles.”

CONSOLIDATED EARNINGS SUMMARY

The main drivers of our net income are the growth in our Managed student loan portfolio, which drives net interest income and securitization transactions, the spread we earn on student loans, unrealized gains and losses on derivatives that do not receive hedge accounting treatment, the timing and size of securitization gains, growth in our fee-based business and expense control.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

For the year ended December 31, 2007, our net loss was $896 million, or $2.26 diluted loss per share, compared to net income of $1.2 billion, or $2.63 diluted earnings per share, in the year-ago period. The effective tax rate in those periods was (86) percent and 42 percent, respectively. The movement in the effective tax rate was primarily driven by the permanent tax impact of excluding non-taxable gains and losses on equity forward contracts which are marked to market through earnings under the FASB’s SFAS No. 133. Pre-tax income decreased by $2.5 billion versus the year ended December 31, 2006 primarily due to a $1.0 billion increase in net losses on derivative and hedging activities, which was mostly comprised of losses on our equity forward contracts. Losses on derivative and hedging activities were $1.4 billion for the year ended December 31, 2007 compared to $339 million for the year ended December 31, 2006.

Pre-tax income for the year ended December 31, 2007 also decreased versus the year ended December 31, 2006 due to a $535 million decrease in gains on student loan securitizations. The securitization gain in 2007 was the result of one Private Education Loan securitization that had a pre-tax gain of $367 million or 18.4 percent of the amount securitized. In the year-ago period, there were three Private Education Loan securitizations that had total pre-tax gains of $830 million or 16.3 percent of the amount securitized. For the year ended December 31, 2007, servicing and securitization income was $437 million, a $116 million decrease from the year ended December 31, 2006. This decrease was primarily due to a $97 million increase in impairment losses which was mainly the result of FFELP Stafford Consolidation Loan activity exceeding expectations, increased Private Education Consolidation Loan activity, increased Private Education Loan expected default activity, and an increase in the discount rate used to value the Private Education Loan Residual Interests (see “LIQUIDITY AND CAPITAL RESOURCES — Residual Interest in Securitized Receivables”).

Net interest income after provisions for loan losses decreased by $594 million versus the year ended December 31, 2006. The decrease was due to the year-over-year increase in the provisions for loan losses of $728 million, which offset the year-over-year $134 million increase in net interest income. The increase in net interest income was primarily due to an increase of $30.8 billion in the average balance of on-balance sheet interest earning assets offset by a decrease in the student loan spread, including the impact of Wholesale Consolidation Loans (see “Student Loan Spread — Student Loan Spread Analysis — On-Balance Sheet”). The increase in provisions for loan losses relates to higher provision amounts for Private Education Loans, FFELP loans, and mortgage loans primarily due to a weakening U.S. economy (see “LENDING BUSINESS SEGMENT — Activity in the Allowance for Private Education Loan Losses; and — Total Provisions for Loan Losses”).

Fee and other income and collections revenue increased $42 million from $1.11 billion for the year ended December 31, 2006 to $1.15 billion for the year ended December 31, 2007. Operating expenses increased by $206 million year-over-year. This increase in operating expenses was primarily due to $56 million in Merger-related expenses and $23 million in severance costs incurred in 2007. As part of the Company’s cost reduction efforts, these severance costs were related to the elimination of approximately 350 positions (representing three percent of the overall employee population) across all areas of the Company. Operating expenses in 2007 also included $93 million related to a full year of expenses for Upromise compared to $33 million incurred in 2006 subsequent to the August 2006 acquisition of this subsidiary.

Our Managed student loan portfolio grew by $21.5 billion (or 15 percent), from $142.1 billion at December 31, 2006 to $163.6 billion at December 31, 2007. In 2007 we acquired $40.3 billion of student loans, an 8 percent increase over the $37.4 billion acquired in the year-ago period. The 2007 acquisitions included $9.3 billion in Private Education Loans, an 11 percent increase over the $8.4 billion acquired in 2006. In the year ended December 31, 2007, we originated $25.5 billion of student loans through our Preferred Channel, an increase of 9 percent over the $23.4 billion originated in the year-ago period.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

For the year ended December 31, 2006, net income was $1.2 billion ($2.63 diluted earnings per share), a 16 percent decrease from the $1.4 billion in net income ($3.05 diluted earnings per share) for the year ended

December 31, 2005. On a pre-tax basis, year-to-date 2006 net income of $2.0 billion was a 6 percent decrease from the $2.1 billion in pre-tax net income earned in the year ended December 31, 2005. The larger percentage decrease in year-over-year, after-tax net income versus pre-tax net income is driven by the tax accounting permanent impact of excluding $360 million in unrealized equity forward losses from 2006 taxable income and excluding $121 million of unrealized equity forward gains from 2005 taxable income. Fluctuations in the effective tax rate were primarily driven by the permanent tax impact of excluding non-taxable gains and losses on equity forward contracts as discussed above. The net effect from excluding non-taxable gains and losses on equity forward contracts from taxable income was an increase in the effective tax rate from 34 percent in the year ended December 31, 2005 to 42 percent in the year ended December 31, 2006.

Year-over-year net interest income is roughly unchanged as the $12 billion increase in average interest earning assets was offset by a 23 basis point decrease in the net interest margin. The year-over-year decrease in the net interest margin is due to higher average interest rates which reduced Floor Income by $155 million, and to the increase in the average balance of lower yielding cash and investments.

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

Fee and other income and collections revenue increased $192 million from $915 million for the year ended December 31, 2005 to $1.1 billion for the year ended December 31, 2006. Operating expenses increased by $208 million year-over-year. This increase in operating expenses can primarily be attributed to $63 million of stock option compensation expense, due to the implementation of SFAS No. 123(R) in the first quarter of 2006 and to $33 million related to expenses for Upromise, acquired in August 2006.

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

  Average Balance Sheets

The following table reflects the rates earned on interest earning assets and paid on interest bearing liabilities for the years ended December 31, 2007, 2006 and 2005. This table reflects the net interest margin for the entire Company for our on-balance sheet assets. It is included in the Lending segment discussion because that segment includes substantially all interest earning assets and interest bearing liabilities.

	Years Ended December 31,
	2007		2006		2005
	Balance	Rate	Balance	Rate	Balance	Rate

Average Assets
FFELP Stafford and Other Student Loans	$31,294	6.59%	$21,152	6.66%	$20,720	4.90%
FFELP Consolidation Loans	67,918	6.39	55,119	6.43	47,082	5.31
Private Education Loans	12,507	11.65	8,585	11.90	6,922	9.16
Other loans	1,246	8.49	1,155	8.48	1,072	7.89
Cash and investments	12,710	5.57	8,824	5.70	6,662	4.15

Total interest earning assets	125,675	6.90%	94,835	6.94%	82,458	5.47%

Non-interest earning assets	9,715		8,550		6,990

Total assets	$135,390		$103,385		$89,448

Average Liabilities and Stockholders’ Equity
Short-term borrowings	$16,385	5.74%	$3,902	5.33%	$4,517	3.93%
Long-term borrowings	109,984	5.59	91,461	5.37	77,958	3.70

Total interest bearing liabilities	126,369	5.61%	95,363	5.37%	82,475	3.71%

Non-interest bearing liabilities	4,272		3,912		3,555
Stockholders’ equity	4,749		4,110		3,418

Total liabilities and stockholders’ equity	$135,390		$103,385		$89,448

Net interest margin		1.26%		1.53%		1.76%

Rate/Volume Analysis

The following rate/volume analysis shows the relative contribution of changes in interest rates and asset volumes.

		Increase
		Attributable to
		Change in
	Increase	Rate	Volume

2007 vs. 2006
Interest income	$2,096	$(98)	$2,194
Interest expense	1,962	301	1,661

Net interest income	$134	$(399)	$533

2006 vs. 2005
Interest income	$2,067	$1,370	$697
Interest expense	2,064	1,589	475

Net interest income	$3	$(219)	$222

The changes in net interest income are primarily due to fluctuations in the student loan spread discussed below, as well as the growth of our student loan portfolio and the level of cash and investments we may hold on our balance sheet for liquidity purposes. In connection with the Merger Agreement, we increased our liquidity portfolio to higher than historical levels. The liquidity portfolio has a negative net interest margin and, as a result, the increase in this portfolio reduced net interest income by $18 million for the year ended December 31, 2007.

Student Loans

For both federally insured and Private Education Loans, we account for premiums paid, discounts received and certain origination costs incurred on the origination and acquisition of student loans in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” The unamortized portion of the premiums and discounts is included in the carrying value of the student loan on the consolidated balance sheet. We recognize income on our student loan portfolio based on the expected yield of the student loan after giving effect to the amortization of purchase premiums and the accretion of student loan discounts, as well as interest rate reductions and rebates expected to be earned through Repayment Borrower Benefits programs. Discounts on Private Education Loans are deferred and accreted to income over the lives of the student loans. In the table below, this accretion of discounts is netted with the amortization of the premiums.

Student Loan Spread

An important performance measure closely monitored by management is the student loan spread. The student loan spread is the difference between the income earned on the student loan assets and the interest paid on the debt funding those assets. A number of factors can affect the overall student loan spread, such as:

•	the mix of student loans in the portfolio, with FFELP Consolidation Loans having the lowest spread and Private Education Loans having the highest spread;

•	the premiums paid, borrower fees charged and capitalized costs incurred to acquire student loans, which impact the spread through subsequent amortization;

•	the type and level of Repayment Borrower Benefits programs for which the student loans are eligible;

•	the level of Floor Income and, when considering the “Core Earnings” spread, the amount of Floor Income-eligible loans that have been hedged through Floor Income Contracts; and

•	funding and hedging costs.

Student Loan Spread Analysis — On-Balance Sheet

The following table analyzes the reported earnings from on-balance sheet student loans. For an analysis of our student loan spread for the entire portfolio of Managed student loans on a similar basis to the on-balance sheet analysis, see “LENDING BUSINESS SEGMENT — Student Loan Spread Analysis — ‘Core Earnings’ Basis.”

	Years Ended December 31,
	2007	2006	2005

On-Balance Sheet
Student loan yield, before Floor Income	7.96%	7.94%	6.22%
Gross Floor Income	.05	.04	.25
Consolidation Loan Rebate Fees	(.60)	(.67)	(.65)
Repayment Borrower Benefits	(.12)	(.12)	(.11)
Premium and discount amortization	(.16)	(.14)	(.16)

Student loan net yield	7.13	7.05	5.55
Student loan cost of funds	(5.56)	(5.36)	(3.69)

Student loan spread, before Interim ABCP Facility Fees(1)(2)	1.57%	1.69%	1.86%
Interim ABCP Facility Fees(3)	(.04)	—	—

Student loan spread(1)	1.53%	1.69%	1.86%

Average Balances
On-balance sheet student loans(1)	$104,740	$84,173	$74,724

(1) Excludes the effect of the Wholesale Consolidation Loan portfolio on the student loan spread and average balance for the years ended December 31, 2007 and 2006.
(2) Student loan spread including the effect of Wholesale Consolidation Loans	1.44%	1.68%	1.86%

(3) The Interim ABCP Facility Fees are the commitment and liquidity fees related to a financing facility in connection with the Merger Agreement.

The table above shows the various items that impact our student loan spread. Gross Floor Income (Floor Income earned before payments on Floor Income Contracts) is impacted by the level of interest rates and the percentage of the FFELP portfolio eligible to earn Floor Income. The spread impact from Consolidation Loan Rebate Fees fluctuates as a function of the percentage of FFELP Consolidation Loans on our balance sheet. Repayment Borrower Benefits are generally impacted by the amount of Repayment Borrower Benefits being offered as well as the payment behavior of the underlying loans. Premium and discount amortization is generally impacted by the prices we pay for loans and amounts capitalized related to such purchases or originations. Premium and discount amortization is also impacted by prepayment behavior of the underlying loans.

The decrease in our student loan spread, before Interim ABCP Facility Fees and the effect of Wholesale Consolidation Loans, for the year ended December 31, 2007 versus 2006 was primarily due to an increase in our cost of funds. Our cost of funds for on-balance sheet student loans excludes the impact of basis swaps that economically hedge the re-pricing and basis mismatch between our funding and student loan asset indices, but do not receive hedge accounting treatment under SFAS No. 133. We use basis swaps extensively to manage our basis risk associated with our interest rate sensitive assets and liabilities. These swaps generally do not qualify as accounting hedges, and as a result, are required to be accounted for in the “gains (losses) on derivatives and hedging activities, net” line in the consolidated statement of income, as opposed to being accounted for in interest expense. As a result, these basis swaps are not considered in the calculation of the cost of funds in the above table, and in times of volatile movements of interest rates like those experienced in the second half of 2007, the student loan spread in the above table can significantly change. See “LENDING BUSINESS SEGMENT — Student Loan Spread Analysis — ‘Core Earnings’ Basis,” which reflects these basis swaps in interest expense, and demonstrates the economic hedge effectiveness of these basis swaps. The decrease in the student loan spread was also due to an increase in the estimate of uncollectible accrued interest related to our Private Education Loans (see “LENDING BUSINESS SEGMENT — Student Loan Spread Analysis — ‘Core Earnings’ Basis.”)

The decrease in the student loan spread before the effect of Wholesale Consolidation Loans in the year ended December 31, 2006 versus 2005 was primarily due to the reduction in Gross Floor Income earned. A primary driver of fluctuations in our on-balance sheet student loan spread when interest rates significantly change from period to period can be the level of Gross Floor Income earned in the period. Interest rates increased significantly between 2005 and 2006 which reduced Gross Floor Income earned. We believe that we have economically hedged most of the long-term Floor Income through the sale of Floor Income Contracts, under which we receive an upfront fee and agree to pay the counterparty the Floor Income earned on a notional amount of student loans. These contracts do not qualify for hedge accounting treatment and as a result the payments on the Floor Income Contracts are included in the consolidated statement of income with “gains (losses) on derivative and hedging activities, net” rather than in student loan interest income, where the offsetting Floor Income is recorded.

In the second half of 2006, we implemented a new loan acquisition strategy under which we began purchasing FFELP Consolidation Loans outside of our normal origination channels, primarily via the spot market. We refer to this volume as our Wholesale Consolidation Channel. FFELP Consolidation Loans acquired through this channel are considered incremental volume to our core acquisition channels, which are focused on the retail marketplace with an emphasis on our internal brand strategy. Wholesale Consolidation Loans generally command significantly higher premiums than our originated FFELP Consolidation Loans, and as a result, Wholesale Consolidation Loans have lower spreads. Since Wholesale Consolidation Loans are acquired outside of our core loan acquisition channels and have different yields and return expectations than the rest of our FFELP Consolidation Loan portfolio, we have excluded the impact of the Wholesale Consolidation Loan volume from the student loan spread analysis to provide more meaningful period-over-period comparisons on the performance of our student loan portfolio. We are no longer buying Wholesale Consolidation Loans.

FEDERAL AND STATE TAXES

The Company is subject to federal and state income taxes. Our effective tax rate for the years ended December 31, 2007, 2006 and 2005 was (86) percent, 42 percent and 34 percent, respectively. The effective tax rate reflects the permanent impact of the exclusion of gains and losses on equity forward contracts with respect to the Company’s stock for tax purposes. These permanent differences were a $1.6 billion loss in 2007, a $360 million loss in 2006, and a $121 million gain in 2005.

BUSINESS SEGMENTS

The results of operations of the Company’s Lending and APG operating segments are presented below. These defined business segments operate in distinct business environments and are considered reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” based on quantitative thresholds applied to the Company’s financial statements. In addition, we provide other complementary products and services through smaller operating segments that do not meet such thresholds and are aggregated in the Corporate and Other reportable segment for financial reporting purposes. These products and services include guarantor and loan servicing, 529 college-savings plan administration, and the operation of an affinity marketing program.

The management reporting process measures the performance of the Company’s operating segments based on the management structure of the Company as well as the methodology used by management to evaluate performance and allocate resources. In accordance with the Rules and Regulations of the Securities and Exchange Commission (“SEC”), we prepare financial statements in accordance with GAAP. In addition to evaluating the Company’s GAAP-based financial information, management, including the Company’s chief operation decision makers, evaluates the performance of the Company’s operating segments based on their profitability on a basis that, as allowed under SFAS No. 131, differs from GAAP. We refer to management’s basis of evaluating our segment results as “Core Earnings” presentations for each business segment and we refer to these performance measures in our presentations with credit rating agencies and lenders. Accordingly, information regarding the Company’s reportable segments is provided herein based on “Core Earnings,” which are discussed in detail below.

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

“Core Earnings” are the primary financial performance measures used by management to develop the Company’s financial plans, track results, and establish corporate performance targets and incentive compensation. While “Core Earnings” are not a substitute for reported results under GAAP, we rely on “Core Earnings” in operating our business because “Core Earnings” permit management to make meaningful period-to-period comparisons of the operational and performance indicators that are most closely assessed by management. Management believes this information provides additional insight into the financial performance of the core business activities of our operating segments. Accordingly, the tables presented below reflect “Core Earnings” which are reviewed and utilized by management to manage the business for each of our reportable segments. A further discussion regarding “Core Earnings” is included under “Limitations of ‘Core Earnings’ ” and “Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment.”

The Lending operating segment includes all discussion of income and related expenses associated with the net interest margin, the student loan spread and its components, the provisions for loan losses, and other fees earned on our Managed portfolio of student loans. The APG operating segment reflects the fees earned and expenses incurred in providing accounts receivable management and collection services. Our Corporate and Other reportable segment includes our remaining fee businesses and other corporate expenses that do not pertain directly to the primary segments identified above.

	Year Ended
	December 31, 2007
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$2,848	$—	$—
FFELP Consolidation Loans	5,522	—	—
Private Education Loans	2,835	—	—
Other loans	106	—	—
Cash and investments	868	—	21

Total interest income	12,179	—	21
Total interest expense	9,597	27	21

Net interest income (loss)	2,582	(27)	—
Less: provisions for loan losses	1,394	—	1

Net interest income (loss) after provisions for loan losses	1,188	(27)	(1)
Contingency fee revenue	—	336	—
Guarantor serving fees	—	—	156
Collections revenue	—	269	—
Other income	194	—	218

Total other income	194	605	374
Operating expenses(1)	709	390	341

Income before income taxes and minority interest in net earnings of subsidiaries	673	188	32
Income tax expense(2)	249	70	12
Minority interest in net earnings of subsidiaries	—	2	—

“Core Earnings” net income	$424	$116	$20

(1)	Operating expenses for the Lending, APG, and Corporate and Other reportable segments include $31 million, $11 million, and $15 million, respectively, of stock option compensation expense, and $19 million, $2 million and $2 million, respectively, of severance expense.

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended
	December 31, 2006
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$2,771	$—	$—
FFELP Consolidation Loans	4,690	—	—
Private Education Loans	2,092	—	—
Other loans	98	—	—
Cash and investments	705	—	7

Total interest income	10,356	—	7
Total interest expense	7,877	23	12

Net interest income (loss)	2,479	(23)	(5)
Less: provisions for loan losses	303	—	—

Net interest income (loss) after provisions for loan losses	2,176	(23)	(5)
Contingency fee revenue	—	397	—
Guarantor servicing fees	—	—	132
Collections revenue	—	239	—
Other income	177	—	155

Total other income	177	636	287
Operating expenses(1)	645	358	250

Income before income taxes and minority interest in net earnings of subsidiaries	1,708	255	32
Income tax expense(2)	632	94	12
Minority interest in net earnings of subsidiaries	—	4	—

“Core Earnings” net income	$1,076	$157	$20

(1)	Operating expenses for the Lending, APG, and Corporate and Other reportable segments include $34 million, $12 million, and $17 million, respectively, of stock option compensation expense.

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

	Year Ended
	December 31, 2005
			Corporate
	Lending	APG	and Other

Interest income:
FFELP Stafford and Other Student Loans	$2,298	$—	$—
FFELP Consolidation Loans	3,014	—	—
Private Education Loans	1,160	—	—
Other loans	85	—	—
Cash and investments	396	—	5

Total interest income	6,953	—	5
Total interest expense	4,798	19	6

Net interest income (loss)	2,155	(19)	(1)
Less: provisions for loan losses	138	—	—

Net interest income (loss) after provisions for loan losses	2,017	(19)	(1)
Contingency fee revenue	—	360	—
Guarantor serving fees	—	—	115
Collections revenue	—	167	—
Other income	111	—	125

Total other income	111	527	240
Operating expenses	547	288	235

Income before income taxes and minority interest in net earnings of subsidiaries	1,581	220	4
Income tax expense(1)	586	81	1
Minority interest in net earnings of subsidiaries	2	4	—

“Core Earnings” net income	$993	$135	$3

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

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

Pre-tax Differences between “Core Earnings” and GAAP by Business Segment

Our “Core Earnings” are the primary financial performance measures used by management to evaluate performance and to allocate resources. Accordingly, financial information is reported to management on a “Core Earnings” basis by reportable segment, as these are the measures used regularly by our chief operating decision makers. Our “Core Earnings” are used in developing our financial plans and tracking results, and also in establishing corporate performance targets and determining incentive compensation. Management believes this information provides additional insight into the financial performance of the Company’s core business activities. “Core Earnings” net income reflects only current period adjustments to GAAP net income, as described in the more detailed discussion of the differences between “Core Earnings” and GAAP that follows, which includes further detail on each specific adjustment required to reconcile our “Core Earnings” segment presentation to our GAAP earnings.

	Years Ended December 31,
	2007			2006			2005
			Corporate			Corporate			Corporate
	Lending	APG	and Other	Lending	APG	and Other	Lending	APG	and Other

“Core Earnings” adjustments:
Net impact of securitization accounting	$247	$—	$—	$532	$—	$—	$(60)	$—	$—
Net impact of derivative accounting	217	—	(1,558)	131	—	(360)	516	—	121
Net impact of Floor Income	(169)	—	—	(209)	—	—	(204)	—	—
Net impact of acquired intangibles	(55)	(28)	(29)	(49)	(34)	(11)	(42)	(15)	(4)

Total “Core Earnings” adjustments to
GAAP	$240	$(28)	$(1,587)	$405	$(34)	$(371)	$210	$(15)	$117

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

The following table summarizes “Core Earnings” securitization adjustments for the Lending operating segment for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
	2007	2006	2005

“Core Earnings” securitization adjustments:
Net interest income on securitized loans, before provisions for loan losses and before intercompany transactions	$(818)	$(896)	$(870)
Provisions for loan losses	380	16	(65)

Net interest income on securitized loans, after provisions for loan losses, before intercompany transactions	(438)	(880)	(935)
Intercompany transactions with off-balance sheet trusts	(119)	(43)	(34)

Net interest income on securitized loans, after provisions for loan losses	(557)	(923)	(969)
Gains on student loan securitizations	367	902	552
Servicing and securitization revenue	437	553	357

Total “Core Earnings” securitization adjustments	$247	$532	$(60)

“Intercompany transactions with off-balance sheet trusts” in the above table relates primarily to the losses incurred through the repurchase of delinquent loans out of our off-balance sheet securitization trusts. When Private Education Loans in our securitization trusts settling before September 30, 2005, become 180 days delinquent, we typically exercise our contingent call option to repurchase these loans at par value out of the trust and record a loss for the difference in the par value paid and the fair market value of the loan at the time of purchase. The significant increase in these intercompany transactions from 2006 to 2007 was driven primarily by the increase in delinquency trends and charge-offs during 2007 associated with our Private Education Loan portfolio. We do not hold the contingent call option for any trusts settled after September 30, 2005.

2) Derivative Accounting:  “Core Earnings” exclude periodic unrealized gains and losses that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 on derivatives that do not qualify for “hedge treatment” under GAAP. These unrealized gains and losses occur in our Lending operating segment and in our Corporate and Other reportable segment as it relates to equity forwards. In our “Core Earnings” presentation, we recognize the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. “Core Earnings” also exclude the gain or loss on equity forward contracts that under SFAS No. 133, are required to be accounted for as derivatives and are marked-to-market through earnings.

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

Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,“ equity forward contracts that allow a net settlement option either in cash or the Company’s stock are required to be accounted for as derivatives in accordance with SFAS No. 133. As a result, we account for our equity forward contracts as derivatives in accordance with SFAS No. 133 and mark them to market through earnings. They do not qualify as effective SFAS No. 133 hedges, as a requirement to achieve hedge accounting is the hedged item must impact net income and the settlement of these contracts through the purchase of our own stock does not impact net income.

The table below quantifies the adjustments for derivative accounting under SFAS No. 133 on our net income for the years ended December 31, 2007, 2006 and 2005, when compared with the accounting principles employed in all years prior to the SFAS No. 133 implementation.

	Years Ended December 31,
	2007	2006	2005

“Core Earnings” derivative adjustments:
Gains (losses) on derivative and hedging activities, net, included in other income(1)	$(1,361)	$(339)	$247
Less: Realized losses on derivative and hedging activities, net(1)	18	109	387

Unrealized gains (losses) on derivative and hedging activities, net	(1,343)	(230)	634
Other pre-SFAS No. 133 accounting adjustments	2	1	3

Total net impact of SFAS No. 133 derivative accounting	$(1,341)	$(229)	$637

(1)	See “Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities” below for a detailed breakdown of the components of realized losses on derivative and hedging activities.

Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities

SFAS No. 133 requires net settlement income/expense on derivatives and realized gains/losses related to derivative dispositions (collectively referred to as “realized gains (losses) on derivative and hedging activities”) that do not qualify as hedges under SFAS No. 133 to be recorded in a separate income statement line item below net interest income. The table below summarizes the realized losses on derivative and hedging activities, and the associated reclassification on a “Core Earnings” basis for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
	2007	2006	2005

Reclassification of realized gains (losses) on derivative and hedging activities:
Net settlement expense on Floor Income Contracts reclassified to net interest income	$(67)	$(50)	$(259)
Net settlement income (expense) on interest rate swaps reclassified to net interest income	47	(59)	(123)
Net realized gains (losses) on terminated derivative contracts reclassified to other income	2	—	(5)

Total reclassifications of realized losses on derivative and hedging activities	(18)	(109)	(387)
Add: Unrealized gains (losses) on derivative and hedging activities, net(1)	(1,343)	(230)	634

Gains (losses) on derivative and hedging activities, net	$(1,361)	$(339)	$247

(1)	“Unrealized gains (losses) on derivative and hedging activities, net” comprises the following unrealized mark-to-market gains (losses):

	Years Ended December 31,
	2007	2006	2005

Floor Income Contracts	$(209)	$176	$481
Equity forward contracts	(1,558)	(360)	121
Basis swaps	360	(58)	40
Other	64	12	(8)

Total unrealized gains (losses) on derivative and hedging activities, net	$(1,343)	$(230)	$634

Unrealized gains and losses on Floor Income Contracts are primarily caused by changes in interest rates. In general, an increase in interest rates results in an unrealized gain and vice versa. Unrealized gains and losses on equity forward contracts fluctuate with changes in the Company’s stock price. Unrealized gains and losses on basis swaps result from changes in the spread between indices, primarily as it relates to Consumer Price Index (“CPI”) swaps economically hedging debt issuances indexed to CPI and on changes in the forward interest rate curves that impact basis swaps hedging repricing risk between quarterly reset debt and daily reset assets.

3) Floor Income:  The timing and amount (if any) of Floor Income earned in our Lending operating segment is uncertain and in excess of expected spreads. Therefore, we exclude such income from “Core Earnings” when it is not economically hedged. We employ derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above in “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges, and therefore, under GAAP, they are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line in the consolidated statement of income with no offsetting gain or loss recorded for the economically hedged items. For “Core Earnings,” we reverse the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and include the amortization of net premiums received in income.

The following table summarizes the Floor Income adjustments in our Lending operating segment for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
	2007	2006	2005

“Core earnings” Floor Income adjustments:
Floor Income earned on Managed loans, net of payments on Floor Income Contracts	$—	$—	$19
Amortization of net premiums on Floor Income Contracts and futures in net interest income	(169)	$(209)	$(223)

Total “Core Earnings” Floor Income adjustments	$(169)	$(209)	$(204)

4) Acquired intangibles:  Our “Core Earnings” exclude goodwill and intangible impairment and the amortization of acquired intangibles. For the years ended December 31, 2007, 2006 and 2005, goodwill and intangible impairment and the amortization of acquired intangibles totaled $112 million, $94 million and $61 million, respectively. The changes from year to year are mostly due to the amounts of impairment recognized. In 2007, we recognized impairments related principally to our mortgage origination and mortgage purchased paper businesses including approximately $20 million of goodwill and $10 million of value attributed to certain banking relationships. In connection with our acquisition of Southwest Student Services Corporation and Washington Transferee Corporation, we acquired certain tax exempt bonds that enabled us to earn a 9.5 percent SAP rate on student loans funded by those bonds in indentured trusts. In 2007 and 2006, we recognized intangible impairments of $9 million and $21 million, respectively, due to changes in projected interest rates used to initially value the intangible asset and to a regulatory change that restricts the loans on which we are entitled to earn a 9.5 percent yield.

LENDING BUSINESS SEGMENT

In our Lending business segment, we originate and acquire federally guaranteed student loans, which are administered by the U.S. Department of Education (“ED”), and Private Education Loans, which are not federally or privately guaranteed. The majority of our Private Education Loans is made in conjunction with a FFELP Stafford loan and as a result is marketed through the same marketing channels as FFELP Stafford Loans. While FFELP student loans and Private Education Loans have different overall risk profiles due to the federal guarantee of the FFELP student loans, they share many of the same characteristics, such as similar repayment terms, the same marketing channel and sales force, and are serviced on the same servicing platform. Finally, where possible, the borrower receives a single bill for both the federally guaranteed and privately underwritten loans.

The earnings growth in our Lending business segment is primarily derived from the growth in our Managed portfolio of student loans. In 2007, the total Managed portfolio grew by $21.5 billion (15 percent) from $142.1 billion at December 31, 2006 to $163.6 billion at December 31, 2007. At December 31, 2007, our Managed FFELP student loan portfolio was $135.2 billion or 83 percent of our total Managed student loans. In addition, our Managed portfolio of Private Education Loans grew to $28.3 billion from $22.6 billion. Private Education Loans are not insured by the federal government and are underwritten in accordance with the Company’s credit policies. Our Managed FFELP loans are high quality assets with minimal credit risk as they are guaranteed by the federal government for at least 97 percent. (See “Item 1. Business — BUSINESS SEGMENTS — LENDING BUSINESS SEGMENT.”)

The following table includes the “Core Earnings” results of operations for our Lending business segment.

	Years Ended December 31,			% Increase (Decrease)
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

“Core Earnings” interest income:
FFELP Stafford and Other Student Loans	$2,848	$2,771	$2,298	3%	21%
FFELP Consolidation Loans	5,522	4,690	3,014	18	56
Private Education Loans	2,835	2,092	1,160	36	80
Other loans	106	98	85	8	15
Cash and investments	868	705	396	23	78

Total “Core Earnings” interest income	12,179	10,356	6,953	18	49
Total “Core Earnings” interest expense	9,597	7,877	4,798	22	64

Net “Core Earnings” interest income	2,582	2,479	2,155	4	15
Less: provisions for loan losses	1,394	303	138	360	120

Net “Core Earnings” interest income after provisions for loan losses	1,188	2,176	2,017	45	8
Other income	194	177	111	10	59
Operating expenses	709	645	547	10	18

Income before income taxes and minority interest in net earnings of subsidiaries	673	1,708	1,581	(61)	8
Income taxes	249	632	586	(61)	8

Income before minority interest in net earnings of subsidiaries	424	1,076	995	(61)	8
Minority interest in net earnings of subsidiaries	—	—	2	—	(100)

“Core Earnings” net income	$424	$1,076	$993	(61)%	8%

The changes in net interest income are primarily due to fluctuations in the student loan spread discussed below, as well as the growth in our student loan portfolio and the level of cash and investments we may hold on our balance sheet for liquidity purposes. In connection with the Merger Agreement, we increased our liquidity portfolio to higher than historical levels. The liquidity portfolio has a negative net interest margin, and as a result, the increase in this portfolio reduced net interest income by $18 million for the year ended December 31, 2007.

Summary of our Managed Student Loan Portfolio

The following tables summarize the components of our Managed student loan portfolio and show the changing composition of our portfolio.

Ending Balances (net of allowance for loan losses):

	December 31, 2007
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$14,390	$—	$14,390	$6,735	$21,125
Grace and repayment	20,469	72,306	92,775	9,437	102,212

Total on-balance sheet, gross	34,859	72,306	107,165	16,172	123,337
On-balance sheet unamortized premium/(discount)	915	1,344	2,259	(468)	1,791
On-balance sheet allowance for losses	(48)	(41)	(89)	(886)	(975)

Total on-balance sheet, net	35,726	73,609	109,335	14,818	124,153

Off-balance sheet:
In-school	1,004	—	1,004	3,117	4,121
Grace and repayment	8,334	15,968	24,302	11,082	35,384

Total off-balance sheet, gross	9,338	15,968	25,306	14,199	39,505
Off-balance sheet unamortized premium/(discount)	154	482	636	(355)	281
Off-balance sheet allowance for losses	(20)	(9)	(29)	(334)	(363)

Total off-balance sheet, net	9,472	16,441	25,913	13,510	39,423

Total Managed	$45,198	$90,050	$135,248	$28,328	$163,576

% of on-balance sheet FFELP	33%	67%	100%
% of Managed FFELP	33%	67%	100%
% of total	28%	55%	83%	17%	100%

	December 31, 2006
	FFELP	FFELP		Private
	Stafford and	Consolidation	Total	Education
	Other(1)	Loans	FFELP	Loans	Total

On-balance sheet:
In-school	$9,745	$—	$9,745	$4,353	$14,098
Grace and repayment	14,530	60,348	74,878	6,075	80,953

Total on-balance sheet, gross	24,275	60,348	84,623	10,428	95,051
On-balance sheet unamortized premium/(discount)	575	988	1,563	(365)	1,198
On-balance sheet allowance for losses	(9)	(12)	(21)	(308)	(329)

Total on-balance sheet, net	24,841	61,324	86,165	9,755	95,920

Off-balance sheet:
In-school	2,047	—	2,047	3,892	5,939
Grace and repayment	12,747	17,817	30,564	9,330	39,894

Total off-balance sheet, gross	14,794	17,817	32,611	13,222	45,833
Off-balance sheet unamortized premium/(discount)	244	497	741	(303)	438
Off-balance sheet allowance for losses	(10)	(3)	(13)	(86)	(99)

Total off-balance sheet, net	15,028	18,311	33,339	12,833	46,172

Total Managed	$39,869	$79,635	$119,504	$22,588	$142,092

% of on-balance sheet FFELP	29%	71%	100%
% of Managed FFELP	33%	67%	100%
% of total	28%	56%	84%	16%	100%

(1)	FFELP category is primarily Stafford loans and also includes federally insured PLUS and HEAL loans.

Average Balances:

	Year Ended December 31, 2007
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet	$31,294	$67,918	$99,212	$12,507	$111,719
Off-balance sheet	11,533	17,195	28,728	13,683	42,411

Total Managed	$42,827	$85,113	$127,940	$26,190	$154,130

% of on-balance sheet FFELP	32%	68%	100%
% of Managed FFELP	33%	67%	100%
% of total	28%	55%	83%	17%	100%

	Year Ended December 31, 2006
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet	$21,152	$55,119	$76,271	$8,585	$84,856
Off-balance sheet	19,546	15,652	35,198	11,138	46,336

Total Managed	$40,698	$70,771	$111,469	$19,723	$131,192

% of on-balance sheet FFELP	28%	72%	100%
% of Managed FFELP	37%	63%	100%
% of total	31%	54%	85%	15%	100%

	Year Ended December 31, 2005
	FFELP	FFELP		Private
	Stafford and	Consolidation		Education
	Other(1)	Loans	Total FFELP	Loans	Total

On-balance sheet	$20,720	$47,082	$67,802	$6,922	$74,724
Off-balance sheet	24,182	9,800	33,982	7,238	41,220

Total Managed	$44,902	$56,882	$101,784	$14,160	$115,944

% of on-balance sheet FFELP	31%	69%	100%
% of Managed FFELP	44%	56%	100%
% of total	39%	49%	88%	12%	100%

(1)	FFELP category is primarily Stafford loans and also includes federally insured PLUS and HEAL loans.

Student Loan Spread Analysis — “Core Earnings” Basis

The following table analyzes the earnings from our portfolio of Managed student loans on a “Core Earnings” basis (see “BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment”). The “Core Earnings” Basis Student Loan Spread Analysis presentation and certain components used in the calculation differ from the On-Balance Sheet Student Loan Spread Analysis presentation. The “Core Earnings” basis presentation, when compared to our on-balance sheet presentation, is different in that it:

•	includes the net interest margin related to our off-balance sheet student loan securitization trusts. This includes any related fees or costs such as the Consolidation Loan Rebate Fees, premium/discount amortization and Repayment Borrower Benefits yield adjustments;

•	includes the reclassification of certain derivative net settlement amounts. The net settlements on certain derivatives that do not qualify as SFAS No. 133 hedges are recorded as part of the “gain (loss) on derivative and hedging activities, net” line item in the consolidated statement of income and are

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

“Core Earnings” basis student loan spread includes the spread on loans that we have sold to securitization trusts.

	Years Ended December 31,
	2007	2006	2005

“Core Earnings” basis student loan yield	8.16%	8.09%	6.32%
Consolidation Loan Rebate Fees	(.55)	(.55)	(.50)
Repayment Borrower Benefits	(.11)	(.09)	(.07)
Premium and discount amortization	(.16)	(.16)	(.17)

“Core Earnings” basis student loan net yield	7.34	7.29	5.58
“Core Earnings” basis student loan cost of funds	(5.57)	(5.45)	(3.80)

“Core Earnings” basis student loan spread, before Interim ABCP Facility Fees(1)(2)	1.77%	1.84%	1.78%
Interim ABCP Facility Fees(2)	(.03)	—	—

“Core Earnings” basis student loan spread(1)(3)	1.74%	1.84%	1.78%

“Core Earnings” basis student loan spreads by product:
FFELP Loan Spreads, before Interim ABCP Facility Fees:
Stafford	1.17%	1.40%	1.48%
Consolidation	1.00	1.18	1.31

Total FFELP Loan Spread, before Interim ABCP Facility Fees(1)(2)	1.04	1.26	1.39
Private Education Loan Spread, before Interim ABCP Facility Fees(2)	5.15	5.13	4.62
Private Education Loan Spread, after provision and before Interim ABCP Facility Fees(2)	.44	3.75	3.88
Average Balances
On-balance sheet student loans(1)	$104,740	$84,173	$74,724
Off-balance sheet student loans	42,411	46,336	41,220

Managed student loans	$147,151	$130,509	$115,944

(1) Excludes the effect of the Wholesale Consolidation Loan portfolio on the student loan spread and average balances for the years ended December 31, 2007 and 2006.
(2) The Interim ABCP Facility Fees are the commitment and liquidity fees related to a financing facility in connection with the Merger Agreement.
(3) “Core Earnings” basis student loan spread, including the effect of Wholesale Consolidation Loans	1.67%	1.84%	1.78%

The Company’s “Core Earnings” basis student loan spread before Interim ABCP Facility Fees and the effect of Wholesale Consolidation Loans decreased 7 basis points from the prior year primarily due to the interest income reserve on our Private Education Loans. We estimate the amount of Private Education Loan accrued interest on our balance sheet that is not reasonably expected to be collected in the future using a methodology consistent with the status-based migration analysis used for the allowance for Private Education Loans. We use this estimate to offset accrued interest in the current period through a charge to student loan interest income. As our provision for loan losses increased significantly in 2007, we had a similar rise in the estimate of uncollectable accrued interest receivable. The Company experienced a higher cost of funds in 2007 primarily due to the disruption in the credit markets, as previously discussed. This was mostly offset by the growth in the Private Education Loan portfolio which earns a higher margin (before considering provision).

The Company’s “Core Earnings” basis student loan spread before Interim ABCP Facility Fees and the effect of Wholesale Consolidation Loans remained relatively consistent over all periods presented above, excluding the impact of the interest reserving method discussed above. The primary drivers of changes in the spread are changes in portfolio composition, borrower benefits, premium amortization, and cost of funds. The FFELP loan spread declined over all periods presented above primarily due to increased cost of funds, Front-End Borrower Benefits (Stafford), and a decline in hedged Floor Income (Consolidation). The Private Education Loan spreads before provision, excluding the impact of the interest reserving method discussed above, continued to increase due primarily to a change in the mix of the portfolio to more direct-to-consumer loans (Tuition Answer loans). The changes in the Private Education Loan spreads after provision for all periods was primarily due to the timing and amount of provision associated with our allowance for Private Education Loan Losses as discussed below in “Private Education Loans.”

Floor Income — Managed Basis

The following table analyzes the ability of the FFELP student loans in our Managed student loan portfolio to earn Floor Income after December 31, 2007 and 2006, based on interest rates as of those dates.

	December 31, 2007			December 31, 2006
	Fixed	Variable		Fixed	Variable
	Borrower	Borrower		Borrower	Borrower
	Rate	Rate	Total	Rate	Rate	Total
(Dollars in billions)

Student loans eligible to earn Floor Income:
On-balance sheet student loans	$89.3	$17.1	$106.4	$63.0	$18.3	$81.3
Off-balance sheet student loans	15.9	9.2	25.1	17.8	14.5	32.3

Managed student loans eligible to earn Floor Income	105.2	26.3	131.5	80.8	32.8	113.6
Less: Post March 31, 2006 disbursed loans required to rebate Floor Income	(45.9)	(1.5)	(47.4)	(20.5)	(1.3)	(21.8)
Less: notional amount of Floor Income Contracts	(15.7)	(17.4)	(33.1)	(16.4)	—	(16.4)

Net Managed student loans eligible to earn Floor Income	$43.6	$7.4	$51.0	$43.9	$31.5	$75.4

Net Managed student loans earning Floor Income as of December 31,	$1.3	$7.4	$8.7	$—	$—	$—

We have sold Floor Income contracts to hedge the potential Floor Income from specifically identified pools of FFELP Consolidation loans that are eligible to earn Floor Income.

The following table presents a projection of the average Managed balance of FFELP Consolidation Loans whose Fixed Rate Floor Income has already been economically hedged through Floor Income Contracts for the period January 1, 2008 to March 31, 2010. These loans are both on and off-balance sheet and the related hedges do not qualify under SFAS No. 133 accounting as effective hedges.

	2008	2009	2010
(Dollars in billions)

Average balance of FFELP Consolidation Loans whose Floor Income is economically hedged (Managed Basis)	$15	$10	$2

Private Education Loans

Activity in the Allowance for Private Education Loan Losses

As discussed in detail under “CRITICAL ACCOUNTING POLICIES AND ESTIMATES,” the provisions for student loan losses represent the periodic expense of maintaining an allowance sufficient to absorb losses, net of recoveries, incurred in the portfolio of Private Education Loans.

The following table summarizes changes in the allowance for Private Education Loan losses for the years ended December 31, 2007, 2006 and 2005.

	Activity in Allowance for Private Education Loans
	On-Balance Sheet			Off-Balance Sheet			Managed Basis
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Allowance at beginning of period	$308	$204	$172	$86	$78	$143	$394	$282	$315
Provision for Private Education Loan losses	884	258	186	349	15	3	1,233	273	189
Change in net loss estimates	—	—	(9)	—	—	(76)	—	—	(85)

Total provision	884	258	177	349	15	(73)	1,233	273	104
Charge-offs	(332)	(160)	(154)	(107)	(24)	(2)	(439)	(184)	(156)
Recoveries	32	23	19	—	—	—	32	23	19

Net charge-offs	(300)	(137)	(135)	(107)	(24)	(2)	(407)	(161)	(137)

Balance before securitization of Private Education Loans	892	325	214	328	69	68	1,220	394	282
Reduction for securitization of Private Education Loans	(6)	(17)	(10)	6	17	10	—	—	—

Allowance at end of period	$886	$308	$204	$334	$86	$78	$1,220	$394	$282

Net charge-offs as a percentage of average loans in repayment	5.04%	3.22%	4.14%	1.46%	.43%	.07%	3.07%	1.62%	1.89%
Net charge-offs as a percentage of average loans in repayment and forbearance	4.54%	2.99%	3.86%	1.27%	.38%	.06%	2.71%	1.47%	1.72%
Allowance as a percentage of the ending total loan balance	5.64%	3.06%	2.56%	2.41%	.66%	.89%	4.13%	1.71%	1.69%
Allowance as a percentage of ending loans in repayment	12.57%	6.36%	5.57%	4.28%	1.26%	1.68%	8.21%	3.38%	3.40%
Average coverage of net charge-offs	2.95	2.25	1.52	3.13	3.46	29.75	3.00	2.44	2.06
Average total loans	$12,507	$8,585	$6,922	$13,683	$11,138	$7,238	$26,190	$19,723	$14,160
Ending total loans	$15,704	$10,063	$7,961	$13,844	$12,919	$8,758	$29,548	$22,982	$16,719
Average loans in repayment	$5,949	$4,257	$3,252	$7,305	$5,721	$4,002	$13,254	$9,978	$7,254
Ending loans in repayment	$7,047	$4,851	$3,662	$7,819	$6,792	$4,653	$14,866	$11,643	$8,315

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

When Private Education Loans in our securitized trusts settling before September 30, 2005, become 180 days delinquent, we typically exercise our contingent call option to repurchase these loans at par value out of the trust and record a loss for the difference in the par value paid and the fair market value of the loan at the time of purchase. If these loans reach the 212-day delinquency, a charge-off for the remaining balance of the loan is triggered. On a Managed Basis, the losses recorded under GAAP for loans repurchased at day 180 are reversed and the full amount is charged-off at day 212. We do not hold the contingent call option for any trusts settled after September 30, 2005.

When measured as a percentage of ending loans in repayment, the off-balance sheet allowance is lower than the on-balance sheet percentage because of the different mix of loans on-balance sheet and off-balance sheet, as described above.

Managed Basis Private Education Loan Loss Allowance Discussion

As the Private Education Loan portfolio seasons and due to shifts in its mix and certain economic factors, we expected and have seen charge-off rates increase from the historically low levels experienced in prior years. Additionally, this increase was significantly impacted by other factors. Toward the end of 2006 and through mid-2007, we experienced lower pre-default collections, resulting in increased levels of charge-off activity in our Private Education Loan portfolio. In the second half of 2006, we relocated responsibility for certain Private Education Loan collections from our Nevada call center to a new call center in Indiana. This transfer presented us with unexpected operational challenges that resulted in lower collections that have negatively impacted the Private Education Loan portfolio. In addition, in late 2006, we revised certain procedures, including our use of forbearance, to better optimize our long-term collection strategies. These developments resulted in lower pre-default collections, increased later stage delinquency levels and higher charge-offs. Due to the remedial actions in place, we anticipate the negative trends caused by the operational difficulties will improve in 2008.

In the fourth quarter of 2007 the Company recorded provision expense of $667 million related to the Managed Private Education Loan portfolio. This significant increase in provision primarily relates to the non-traditional portion of our loan portfolio (education loans made to certain borrowers that have or are expected to have a high default rate) which the Company had been expanding over the past few years. The non-traditional portfolio is particularly impacted by the weakening U.S. economy, as evidenced by recently released economic indicators, certain credit-related trends in the Company’s portfolio and a further tightening of forbearance practices. The Company has recently taken actions to terminate these non-traditional loan programs because the performance of these loans is materially different from our original expectations and from the rest of the Company’s Private Education Loan programs. The Company charges off loans after 212 days of delinquency. Accordingly, the Company believes that charge-offs occurring late in 2007 represent losses incurred at the onset of the current economic downturn and do not incorporate the full-effect of the general economic downturn that became evident in the fourth quarter of 2007. In addition, the Company has historically been able to mitigate its losses during varying economic environments through the use of forbearance and other collection management strategies. With the continued weakening of the U.S. economy, and the projected continued recessionary conditions, the Company believes that those strategies as they relate to the non-traditional portion of the loan portfolio will not be as effective as they have been in the past. For these reasons, the Company recorded additional provision in the fourth quarter of 2007.

The following table provides the detail for the traditional and non-traditional Managed Private Education Loans at December 31, 2007. As noted above, we have not used these terms in prior filings with the SEC in our Annual Report on Form 10-K and quarterly reports on Form 10-Q, but believe these new measures will provide additional information regarding the actual and projected performance of the Private Education Loan portfolios that include non-traditional loans. Because we have not measured or reported the performance of our Managed Private Education Loans in terms of traditional and non-traditional loans in the past, we have extrapolated the data for 2006 based upon our recent analyses solely for comparative purposes.

	2007			2006
		Non-			Non-
	Traditional	Traditional	Total	Traditional	Traditional	Total

Ending total loans (before allowance)	$25,092	$4,456	$29,548	$19,533	$3,449	$22,982
Private Education Loan allowance for losses	438	782	1,220	179	215	394
Net charge-offs as a percentage of average loans in repayment	1.50%	11.93%	3.07%	.63%	7.17%	1.62%
Allowance as a percentage of total ending loan balance	1.75%	17.56%	4.13%	.91%	6.24%	1.71%
Allowance as a percentage of ending loans in repayment	3.45%	36.30%	8.21%	1.82%	11.82%	3.38%
Average coverage of net charge-offs	2.58	3.30	3.00	3.33	2.01	2.44

Private Education Loan Delinquencies

The table below presents our Private Education Loan delinquency trends as of December 31, 2007, 2006 and 2005. Delinquencies have the potential to adversely impact earnings as they are an initial indication of the borrower’s potential to possibly default and as a result command a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet Private Education
	Loan Delinquencies
	December 31,		December 31,		December 31,
	2007		2006		2005
	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$8,151		$5,218		$4,301
Loans in forbearance(2)	974		359		303
Loans in repayment and percentage of each status:
Loans current	6,236	88.5%	4,214	86.9%	3,311	90.4%
Loans delinquent 31-60 days(3)	306	4.3	250	5.1	166	4.5
Loans delinquent 61-90 days(3)	176	2.5	132	2.7	77	2.1
Loans delinquent greater than 90 days(3)	329	4.7	255	5.3	108	3.0

Total Private Education Loans in repayment	7,047	100%	4,851	100%	3,662	100%

Total Private Education Loans, gross	16,172		10,428		8,266
Private Education Loan unamortized discount	(468)		(365)		(305)

Total Private Education Loans	15,704		10,063		7,961
Private Education Loan allowance for losses	(886)		(308)		(204)

Private Education Loans, net	$14,818		$9,755		$7,757

Percentage of Private Education Loans in repayment		43.6%		46.5%		44.3%

Delinquencies as a percentage of Private Education Loans in repayment		11.5%		13.1%		9.6%

Loans in forbearance as a percentage of loans in repayment and forbearance		12.1%		6.9%		7.6%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet Private Education
	Loan Delinquencies
	December 31,		December 31,		December 31,
	2007		2006		2005
	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$4,963		$5,608		$3,679
Loans in forbearance(2)	1,417		822		614
Loans in repayment and percentage of each status:
Loans current	7,403	94.7%	6,419	94.5%	4,446	95.6%
Loans delinquent 31-60 days(3)	202	2.6	222	3.3	136	2.9
Loans delinquent 61-90 days(3)	84	1.1	60	.9	35	.7
Loans delinquent greater than 90 days(3)	130	1.6	91	1.3	36	.8

Total Private Education Loans in repayment	7,819	100%	6,792	100%	4,653	100%

Total Private Education Loans, gross	14,199		13,222		8,946
Private Education Loan unamortized discount	(355)		(303)		(188)

Total Private Education Loans	13,844		12,919		8,758
Private Education Loan allowance for losses	(334)		(86)		(78)

Private Education Loans, net	$13,510		$12,833		$8,680

Percentage of Private Education Loans in repayment		55.1%		51.4%		52.0%

Delinquencies as a percentage of Private Education Loans in repayment		5.3%		5.5%		4.4%

Loans in forbearance as a percentage of loans in repayment and forbearance		15.3%		10.8%		11.7%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Managed Basis Private Education
	Loan Delinquencies
	December 31,		December 31,		December 31,
	2007		2006		2005
	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$13,114		$10,826		$7,980
Loans in forbearance(2)	2,391		1,181		917
Loans in repayment and percentage of each status:
Loans current	13,639	91.7%	10,633	91.3%	7,757	93.3%
Loans delinquent 31-60 days(3)	508	3.4	472	4.0	302	3.6
Loans delinquent 61-90 days(3)	260	1.8	192	1.7	112	1.4
Loans delinquent greater than 90 days(3)	459	3.1	346	3.0	144	1.7

Total Private Education Loans in repayment	14,866	100%	11,643	100%	8,315	100%

Total Private Education Loans, gross	30,371		23,650		17,212
Private Education Loan unamortized discount	(823)		(668)		(493)

Total Private Education Loans	29,548		22,982		16,719
Private Education Loan allowance for losses	(1,220)		(394)		(282)

Private Education Loans, net	$28,328		$22,588		$16,437

Percentage of Private Education Loans in repayment		48.9%		49.2%		48.3%

Delinquencies as a percentage of Private Education Loans in repayment		8.3%		8.7%		6.7%

Loans in forbearance as a percentage of loans in repayment and forbearance		13.9%		9.2%		9.9%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Forbearance — Managed Basis Private Education Loans

Private Education Loans are made to parent and student borrowers in accordance with our underwriting policies. These loans generally supplement federally guaranteed student loans, which are subject to federal lending caps. Private Education Loans are not federally guaranteed or insured against any loss of principal or interest. Student borrowers use the proceeds of these loans to obtain higher education, which increases the likelihood of obtaining employment at higher income levels than would be available without the additional education. As a result, the borrowers’ repayment capability improves between the time the loan is made and the time they enter the post-education work force. We generally allow the loan repayment period on most higher education Private Education Loans to begin six months after the borrower leaves school (consistent with our federally regulated FFELP loans). This provides the borrower time after graduation to obtain a job to service the debt. For borrowers that need more time or experience other hardships, we permit additional delays in payment or partial payments (both referred to as forbearances) when we believe additional time will improve the borrower’s ability to repay the loan. Forbearance is also granted to borrowers who may experience temporary hardship after entering repayment, when we believe that it will increase the likelihood of ultimate collection of the loan. Forbearance can be requested by the borrower or initiated by the Company and is granted within established policies that include limits on the number of forbearance months granted consecutively and limits on the total number of forbearance months granted over the life of the loan. In some instances of forbearance, we require good-faith payments or continuing partial payments. Exceptions to forbearance policies are permitted in limited circumstances and only when such exceptions are judged to increase the likelihood of ultimate collection of the loan.

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

Forbearance is used most heavily immediately after the loan enters repayment. As indicated in the tables below that show the composition and status of the Managed Private Education Loan portfolio by number of months aged from the first date of repayment, the percentage of loans in forbearance decreases the longer the loans have been in repayment. At December 31, 2007, loans in forbearance as a percentage of loans in repayment and forbearance is 17.2 percent for loans that have been in repayment one to twenty-four months. The percentage drops to 5.8 percent for loans that have been in repayment more than 48 months. Approximately 74 percent of our Managed Private Education Loans in forbearance have been in repayment less than 24 months. These borrowers are essentially extending their grace period as they transition to the workforce.

Forbearance policies were tightened in late 2006 and again in late 2007. The increase in use of forbearance is attributed to both a weakening of the U.S. economy, as previously discussed, as well as improved borrower contact procedures. In the majority of situations forbearance continues to be a positive collection tool for Private Education Loans as we believe it can provide the borrower with sufficient time to obtain employment and income to support his or her obligation. Our experience has consistently shown that two years after being granted a first forbearance, close to 75 percent of the loans are current, paid in full, or receiving an in-school grace or deferment, and only five percent have charged off. However, as discussed earlier, we believe that forbearance will be less effective for non-traditional loans during a weakened U.S. economy. Loans in forbearance are reserved commensurate with the default expectation of this specific loan status.

The tables below show the composition and status of the Private Education Loan portfolio by number of months aged from the first date of repayment:

	Months Since Entering Repayment
				After
	1 to 24	25 to 48	More than	Dec. 31,
	months	months	48 months	2007(1)	Total

December 31, 2007
Loans in-school/grace/deferment	$—	$—	$—	$13,114	$13,114
Loans in forbearance	1,770	461	160	—	2,391
Loans in repayment — current	7,885	3,348	2,406	—	13,639
Loans in repayment — delinquent 31-60 days	277	145	86	—	508
Loans in repayment — delinquent 61-90 days	144	78	38	—	260
Loans in repayment — delinquent greater than 90 days	221	160	78	—	459

Total	$10,297	$4,192	$2,768	$13,114	$30,371

Unamortized discount					(823)
Allowance for loan losses					(1,220)

Total Managed Private Education Loans, net					$28,328

Loans in forbearance as a percentage of loans in repayment and forbearance	17.2%	11.0%	5.8%	—%	13.9%

(1)	Includes all loans in-school/grace/deferment.

	Months Since Entering Repayment
				After
	1 to 24	25 to 48	More than	Dec. 31,
	months	months	48 months	2006(1)	Total

December 31, 2006
Loans in-school/grace/deferment	$—	$—	$—	$10,826	$10,826
Loans in forbearance	898	209	74	—	1,181
Loans in repayment — current	6,273	2,477	1,883	—	10,633
Loans in repayment — delinquent 31-60 days	271	119	82	—	472
Loans in repayment — delinquent 61-90 days	109	49	34	—	192
Loans in repayment — delinquent greater than 90 days	157	117	72	—	346

Total	$7,708	$2,971	$2,145	$10,826	$23,650

Unamortized discount					(668)
Allowance for loan losses					(394)

Total Managed Private Education Loans, net					$22,588

Loans in forbearance as a percentage of loans in repayment and forbearance	11.7%	7.1%	3.4%	—%	9.2%

(1)	Includes all loans in-school/grace/deferment.

	Months Since Entering Repayment
				After
	1 to 24	25 to 48	More than	Dec. 31,
	months	months	48 months	2005(1)	Total

December 31, 2005
Loans in-school/grace/deferment	$—	$—	$—	$7,980	$7,980
Loans in forbearance	667	173	77	—	917
Loans in repayment — current	4,508	1,796	1,453	—	7,757
Loans in repayment — delinquent 31-60 days	168	78	56	—	302
Loans in repayment — delinquent 61-90 days	63	30	19	—	112
Loans in repayment — delinquent greater than 90 days	72	44	28	—	144

Total	$5,478	$2,121	$1,633	$7,980	$17,212

Unamortized discount					(493)
Allowance for loan losses					(282)

Total Managed Private Education Loans, net					$16,437

Loans in forbearance as a percentage of loans in repayment and forbearance	12.2%	8.2%	4.7%	—%	9.9%

(1)	Includes all loans in-school/grace/deferment.

The table below stratifies the portfolio of Managed Private Education Loans in forbearance by the cumulative number of months the borrower has used forbearance as of the dates indicated. As detailed in the table below, 5 percent of loans currently in forbearance have cumulative forbearance of more than 24 months.

	December 31,		December 31,		December 31,
	2007		2006		2005
	Forbearance	% of	Forbearance	% of	Forbearance	% of
	Balance	Total	Balance	Total	Balance	Total

Cumulative number of months borrower has used forbearance
Up to 12 months	$1,641	69%	$870	74%	$686	75%
13 to 24 months	629	26	262	22	165	18
More than 24 months	121	5	49	4	66	7

Total	$2,391	100%	$1,181	100%	$917	100%

FFELP Loans

Delinquencies

The table below presents our FFELP loan delinquency trends as of December 31, 2007, 2006 and 2005. Delinquencies have the potential to adversely impact earnings as they are an initial indication of the borrower’s potential to possibly default and as a result command a higher loan loss reserve than loans in current status. Delinquent loans also require increased servicing and collection efforts, resulting in higher operating costs.

	On-Balance Sheet FFELP
	Loan Delinquencies
	December 31,
	2007		2006		2005
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$31,200		$23,171		$18,685
Loans in forbearance(2)	10,675		8,325		9,643
Loans in repayment and percentage of each status:
Loans current	55,128	84.4%	45,664	86.0%	39,544	87.2%
Loans delinquent 31-60 days(3)	3,650	5.6	2,787	5.2	2,072	4.6
Loans delinquent 61-90 days	1,841	2.8	1,468	2.8	1,190	2.6
Loans delinquent greater than 90 days	4,671	7.2	3,207	6.0	2,514	5.6

Total FFELP loans in repayment	65,290	100%	53,126	100%	45,320	100%

Total FFELP loans, gross	107,165		84,622		73,648
FFELP loan unamortized premium	2,259		1,563		1,214

Total FFELP loans	109,424		86,185		74,862
FFELP loan allowance for losses	(89)		(20)		(15)

FFELP loans, net	$109,335		$86,165		$74,847

Percentage of FFELP loans in repayment		60.9%		62.8%		61.5%

Delinquencies as a percentage of FFELP loans in repayment		15.6%		14.0%		12.8%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		14.1%		13.5%		17.5%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing procedures and policies.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Off-Balance Sheet FFELP
	Loan Delinquencies
	December 31,
	2007		2006		2005
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$5,060		$7,392		$7,859
Loans in forbearance(2)	2,950		3,789		4,781
Loans in repayment and percentage of each status:
Loans current	13,703	79.2%	16,655	77.7%	13,694	76.1%
Loans delinquent 31-60 days(3)	1,017	5.9	1,278	6.0	1,136	6.3
Loans delinquent 61-90 days	577	3.3	777	3.6	749	4.2
Loans delinquent greater than 90 days	1,999	11.6	2,721	12.7	2,425	13.4

Total FFELP loans in repayment	17,296	100%	21,431	100%	18,004	100%

Total FFELP loans, gross	25,306		32,612		30,644
FFELP loan unamortized premium	636		741		611

Total FFELP loans	25,942		33,353		31,255
FFELP loan allowance for losses	(29)		(14)		(10)

FFELP loans, net	$25,913		$33,339		$31,245

Percentage of FFELP loans in repayment		68.4%		65.7%		58.8%

Delinquencies as a percentage of FFELP loans in repayment		20.8%		22.3%		23.9%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		14.6%		15.0%		21.0%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing procedures and policies.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

	Managed Basis FFELP
	Loan Delinquencies
	December 31,
	2007		2006		2005
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$36,260		$30,563		$26,544
Loans in forbearance(2)	13,625		12,114		14,424
Loans in repayment and percentage of each status:
Loans current	68,831	83.3%	62,319	83.6%	53,238	84.1%
Loans delinquent 31-60 days(3)	4,667	5.7	4,065	5.5	3,208	5.1
Loans delinquent 61-90 days	2,418	2.9	2,245	3.0	1,939	3.0
Loans delinquent greater than 90 days	6,670	8.1	5,928	7.9	4,939	7.8

Total FFELP loans in repayment	82,586	100%	74,557	100%	63,324	100%

Total FFELP loans, gross	132,471		117,234		104,292
FFELP loan unamortized premium	2,895		2,304		1,825

Total FFELP loans	135,366		119,538		106,117
FFELP loan allowance for losses	(118)		(34)		(25)

FFELP loans, net	$135,248		$119,504		$106,092

Percentage of FFELP loans in repayment		62.3%		63.6%		60.7%

Delinquencies as a percentage of FFELP loans in repayment		16.7%		16.4%		15.9%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		14.2%		14.0%		18.6%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing procedures and policies.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

Total Provisions for Loan Losses

The following tables summarize the total loan provisions on both an on-balance sheet and on a Managed Basis for the years ended December 31, 2007, 2006 and 2005.

  Total on-balance sheet loan provisions

	Years Ended
	December 31,
	2007	2006	2005

Private Education Loans	$884	$258	$177
FFELP Stafford and Other Student Loans	89	14	11
Mortgage and consumer loans	42	15	15

Total on-balance sheet provisions for loan losses	$1,015	$287	$203

  Total Managed Basis loan provisions

	Years Ended
	December 31,
	2007	2006	2005

Private Education Loans	$1,233	$273	$105
FFELP Stafford and Other Student Loans	121	17	21
Mortgage and consumer loans	40	13	12

Total Managed Basis provisions for loan losses	$1,394	$303	$138

Provision expense for Private Education Loans was previously discussed above (see “Managed Basis Private Education Loan Loss Allowance Discussion”).

The 2007 FFELP provision included $30 million and $44 million for on-balance sheet and Managed student loans, respectively, related to the repeal of the Exceptional Performer program (and the resulting increase in our Risk Sharing percentage) due to the passage of the CCRAA which was effective October 1, 2007. These amounts are additional, non-recurring provision expenses required to cumulatively increase the allowance for loan losses for the increase in the Company’s Risk Sharing percentage related to the Company’s loans as of September 30, 2007. The 2007 FFELP provision also included $19 million and $27 million for on-balance sheet student loans and Managed student loans, respectively, related to the increase in our default expectations due to an increase in recent delinquencies and charge-offs. The remaining increase over 2006 primarily relates to an increased rate of provisioning for our Risk Sharing exposure in the post CCRAA environment, coupled with the growth of the portfolio.

The increase in provisions related to mortgage and consumer loans primarily relates to a weakening U.S. economy and the deterioration of certain real estate markets related to our mortgage portfolio. As of December 31, 2007, our mortgage portfolio totaled $289 million.

Total Loan Net Charge-offs

The following tables summarize the net charge-offs for all loan types on-balance sheet and on a Managed Basis for the years ended December 31, 2007, 2006 and 2005.

  Total on-balance sheet loan net charge-offs

	Years Ended
	December 31,
	2007	2006	2005

Private Education Loans	$300	$137	$135
FFELP Stafford and Other Student Loans	21	5	4
Mortgage and consumer loans	11	5	5

Total on-balance sheet loan net charge-offs	$332	$147	$144

  Total Managed Basis loan net charge-offs

	Years Ended
	December 31,
	2007	2006	2005

Private Education Loans	$407	$161	$137
FFELP Stafford and Other Student Loans	36	8	4
Mortgage and consumer loans	11	5	5

Total Managed loan net charge-offs	$454	$174	$146

The increase in net charge-offs on FFELP Stafford and Other student loans for the year ended December 31, 2007 versus the year ended December 31, 2006 was primarily the result of legislatives changes occurring in 2006 and again in 2007, which have ultimately lowered the federal guaranty on claims filed to either 97 percent or 98 percent (depending on date of disbursement). See “Managed Basis Private Education Loan Loss Allowance Discussion” for a discussion of net charge-offs related to our Private Education Loans.

Student Loan Premiums as a Percentage of Principal

The following table presents student loan premiums paid as a percentage of the principal balance of student loans acquired for the respective periods.

	Years Ended December 31,
	2007		2006		2005
	Volume	Rate	Volume	Rate	Volume	Rate

Student loan premiums paid:
Sallie Mae brands	$15,737	1.45%	$12,271	.94%	$8,430	.38%
Lender partners	9,728	2.92	11,738	1.97	12,463	1.77

Total Preferred Channel	25,465	2.01	24,009	1.44	20,893	1.21
Other purchases(1)	8,473	4.16	6,228	4.39	2,479	3.68

Subtotal base purchases	33,938	2.54	30,237	2.05	23,372	1.47
Consolidation originations	2,441	2.72	4,188	2.54	4,672	2.32

Total	$36,379	2.56%	$34,425	2.11%	$28,044	1.61%

(1)	Primarily includes spot purchases (including Wholesale Consolidation Loans), other commitment clients, and subsidiary acquisitions.

The increase in premiums paid as a percentage of principal balance for Sallie Mae brands is primarily due to the increase in loans where we pay the origination fee and/or federal default fee on behalf of borrowers, a practice we call zero-fee lending. Premiums paid on lender partners were similarly impacted by zero-fee lending. The borrower origination fee will be gradually phased out by the Reconciliation Legislation from 2007 to 2010.

The “other purchases” category includes the acquisition of Wholesale Consolidation Loans which totaled $7.0 billion at an average premium percentage of 4.5 percent for the year ended December 31, 2007. Wholesale Consolidation Loans are discussed in more detail at “Student Loan Spread — Wholesale Consolidation Loans.”

Included in “Consolidation originations” is the .5 percent FFELP Consolidation Loan origination fee paid on the total balance of new FFELP Consolidation Loans made prior to October 1, 2007 (and 1.0 percent for FFELP Consolidation Loans made after October 1, 2007), including internally consolidated loans from our existing portfolio. The “consolidation originations” premium paid percentage is calculated on only consolidation volume that is incremental to our portfolio. This percentage is largely driven by the mix of internal consolidations.

Student Loan Acquisitions

The following tables summarize the components of our student loan acquisition activity for the years ended December 31, 2007, 2006 and 2005.

	Year Ended
	December 31, 2007
	FFELP	Private	Total

Preferred Channel	$17,577	$7,888	$25,465
Wholesale Consolidations	7,048	—	7,048
Other commitment clients	248	57	305
Spot purchases	1,120	—	1,120
Consolidations from third parties	2,206	235	2,441
Consolidations and clean-up calls of off-balance sheet securitized loans	3,744	582	4,326
Capitalized interest, premiums and discounts	2,279	444	2,723

Total on-balance sheet student loan acquisitions	34,222	9,206	43,428
Consolidations and clean-up calls of off-balance sheet securitized loans	(3,744)	(582)	(4,326)
Capitalized interest, premiums and discounts — off-balance sheet securitized loans	539	703	1,242

Total Managed student loan acquisitions	$31,017	$9,327	$40,344

	Year Ended
	December 31, 2006
	FFELP	Private	Total

Preferred Channel	$16,398	$7,611	$24,009
Other commitment clients	457	61	518
Spot purchases	5,710	—	5,710
Consolidations from third parties	4,092	96	4,188
Consolidations and clean-up calls of off-balance sheet securitized loans	7,141	255	7,396
Capitalized interest, premiums and discounts	1,716	146	1,862

Total on-balance sheet student loan acquisitions	35,514	8,169	43,683
Consolidations and clean-up calls of off-balance sheet securitized loans	(7,141)	(255)	(7,396)
Capitalized interest, premiums and discounts — off-balance sheet securitized loans	658	472	1,130

Total Managed student loan acquisitions	$29,031	$8,386	$37,417

	Year Ended
	December 31, 2005
	FFELP	Private	Total

Preferred Channel	$14,847	$6,046	$20,893
Other commitment clients	500	56	556
Spot purchases	1,880	—	1,880
Consolidations from third parties	4,671	1	4,672
Consolidations and clean-up calls of off-balance sheet securitized loans	9,487	—	9,487
Acquisition of Idaho Transferee Corporation	43	—	43
Capitalized interest, premiums and discounts	1,364	(10)	1,354

Total on-balance sheet student loan acquisitions	32,792	6,093	38,885
Consolidations and clean-up calls of off-balance sheet securitized loans	(9,487)	—	(9,487)
Capitalized interest, premiums and discounts — off-balance sheet securitized loans	533	275	808

Total Managed student loan acquisitions	$23,838	$6,368	$30,206

As shown on the above table, off-balance sheet FFELP Stafford loans that consolidate with us become an on-balance sheet interest earning asset. This activity results in impairments of our Retained Interests in securitizations, but this is offset by an increase in on-balance sheet interest earning assets, for which we do not record an offsetting gain.

The following table includes on-balance sheet asset information for our Lending business segment.

	December 31,
	2007	2006	2005

FFELP Stafford and Other Student Loans, net	$35,726	$24,841	$19,988
FFELP Consolidation Loans, net	73,609	61,324	54,859
Managed Private Education Loans, net	14,818	9,755	7,757
Other loans, net	1,174	1,309	1,138
Investments(1)	14,870	8,175	7,748
Residual Interest in off-balance sheet securitized loans	3,044	3,341	2,406
Other(2)	8,953	4,859	3,576

Total assets	$152,194	$113,604	$97,472

(1)	Investments include cash and cash equivalents, short and long-term investments, restricted cash and investments, leveraged leases, and municipal bonds.

(2)	Other assets include accrued interest receivable, goodwill and acquired intangible assets and other non-interest earning assets.

Preferred Channel Originations

In 2007, we originated $25.5 billion in student loan volume through our Preferred Channel, a 9 percent increase over the $23.4 billion originated in 2006. In 2007, we grew the internal lending brand Preferred Channel Originations by 27 percent and our own brands now constitute 65 percent of our Preferred Channel Originations, up from 56 percent in 2006. At the same time, the JPMorgan Chase volume decreased by 41 percent and was 8 percent of our Preferred Channel Originations, down from 16 percent in 2005. The pipeline of loans that we currently service and are committed to purchase was $5.4 billion and $5.4 billion at

December 31, 2007 and 2006, respectively. The following tables further break down our Preferred Channel Originations by type of loan and source.

	Years Ended December 31,
	2007	2006	2005

Preferred Channel Originations — Type of Loan
Stafford	$14,651	$13,184	$12,547
PLUS	2,325	2,540	2,570
GradPLUS	606	246	—

Total FFELP	17,582	15,970	15,117
Private Education Loans	7,915	7,411	6,236

Total	$25,497	$23,381	$21,353

	Years Ended December 31,			Increase (Decrease)
	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
	FFELP	FFELP	FFELP	$	%	$	%

FFELP Preferred Channel Originations — Source
Internal lending brands	$9,341	$6,939	$4,803	$2,402	35%	$2,136	44%
Other lender partners	6,223	5,770	5,400	453	8	370	7

Total before JPMorgan Chase	15,564	12,709	10,203	2,855	22	2,506	25
JPMorgan Chase	2,018	3,261	4,914	(1,243)	(38)	(1,653)	(34)

Total	$17,582	$15,970	$15,117	$1,612	10%	$853	6%

	Private	Private	Private	$	%	$	%

Private Preferred Channel Originations — Source
Internal lending brands	$7,267	$6,129	$4,306	$1,138	19%	$1,823	42%
Other lender partners	501	861	942	(360)	(42)	(81)	(9)

Total before JPMorgan Chase	7,768	6,990	5,248	778	11	1,742	33
JPMorgan Chase	147	421	988	(274)	(65)	(567)	(57)

Total	$7,915	$7,411	$6,236	$504	7%	$1,175	19%

	Total	Total	Total	$	%	$	%

Total Preferred Channel Originations — Source
Internal lending brands	$16,608	$13,068	$9,109	$3,540	27%	$3,959	43%
Other lender partners	6,724	6,631	6,342	93	1	289	5

Total before JPMorgan Chase	23,332	19,699	15,451	3,633	18	4,248	27
JPMorgan Chase	2,165	3,682	5,902	(1,517)	(41)	(2,220)	(38)

Total	$25,497	$23,381	$21,353	$2,116	9%	$2,028	9%

Student Loan Activity

The following tables summarize the activity in our on-balance sheet, off-balance sheet and Managed portfolios of FFELP student loans and Private Education Loans and highlight the effects of FFELP Consolidation Loan activity on our FFELP portfolios.

	On-Balance Sheet
	Year Ended December 31, 2007
	FFELP			Total
	Stafford	FFELP		Private	Total On-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$24,841	$61,324	$86,165	$9,755	$95,920

Net consolidations:

Incremental consolidations from third parties	—	2,206	2,206	235	2,441

Consolidations to third parties	(2,352)	(801)	(3,153)	(45)	(3,198)

Net consolidations	(2,352)	1,405	(947)	190	(757)

Acquisitions	19,835	8,437	28,272	8,388	36,660

Net acquisitions	17,483	9,842	27,325	8,578	35,903

Internal consolidations	(4,413)	6,652	2,239	536	2,775

Off-balance sheet securitizations	—	—	—	(1,871)	(1,871)

Repayments/claims/resales/other	(2,185)	(4,209)	(6,394)	(2,180)	(8,574)

Ending balance	$35,726	$73,609	$109,335	$14,818	$124,153

	Off-Balance Sheet
	Year Ended December 31, 2007
	FFELP			Total
	Stafford	FFELP		Private	Total Off-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$15,028	$18,311	$33,339	$12,833	$46,172

Net consolidations:

Incremental consolidations from third parties	—	—	—	—	—

Consolidations to third parties	(933)	(207)	(1,140)	(93)	(1,233)

Net consolidations	(933)	(207)	(1,140)	(93)	(1,233)

Acquisitions	330	209	539	704	1,243

Net acquisitions	(603)	2	(601)	611	10

Internal consolidations(2)	(1,494)	(745)	(2,239)	(536)	(2,775)

Off-balance sheet securitizations	—	—	—	1,871	1,871

Repayments/claims/resales/other	(3,459)	(1,127)	(4,586)	(1,269)	(5,855)

Ending balance	$9,472	$16,441	$25,913	$13,510	$39,423

	Managed Portfolio
	Year Ended December 31, 2007
	FFELP			Total
	Stafford	FFELP		Private	Total
	and	Consolidation	Total	Education	Managed
	Other(1)	Loans	FFELP	Loans	Basis Portfolio

Beginning balance	$39,869	$79,635	$119,504	$22,588	$142,092

Net consolidations:

Incremental consolidations from third parties	—	2,206	2,206	235	2,441

Consolidations to third parties	(3,285)	(1,008)	(4,293)	(138)	(4,431)

Net consolidations	(3,285)	1,198	(2,087)	97	(1,990)

Acquisitions	20,165	8,646	28,811	9,092	37,903

Net acquisitions	16,880	9,844	26,724	9,189	35,193

Internal consolidations(2)	(5,907)	5,907	—	—	—

Off-balance sheet securitizations	—	—	—	—	—

Repayments/claims/resales/other	(5,644)	(5,336)	(10,980)	(3,449)	(14,429)

Ending balance	$45,198	$90,050	$135,248	$28,328	$163,576

Total Managed Acquisitions(3)	$20,165	$10,852	$31,017	$9,327	$40,344

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents FFELP/Stafford loans that we either own on-balance sheet or in our off-balance sheet securitization trusts that we consolidate.

(3)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Year Ended December 31, 2006
	FFELP			Total
	Stafford	FFELP		Private	Total On-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$19,988	$54,859	$74,847	$7,757	$82,604

Net consolidations:

Incremental consolidations from third parties	—	4,092	4,092	96	4,188

Consolidations to third parties	(2,201)	(2,078)	(4,279)	(14)	(4,293)

Net consolidations	(2,201)	2,014	(187)	82	(105)

Acquisitions	19,585	4,697	24,282	7,818	32,100

Net acquisitions	17,384	6,711	24,095	7,900	31,995

Internal consolidations	(5,973)	11,931	5,958	254	6,212

Off-balance sheet securitizations	(5,034)	(9,638)	(14,672)	(4,737)	(19,409)

Repayments/claims/resales/other	(1,524)	(2,539)	(4,063)	(1,419)	(5,482)

Ending balance	$24,841	$61,324	$86,165	$9,755	$95,920

	Off-Balance Sheet
	Year Ended December 31, 2006
	FFELP			Total
	Stafford	FFELP		Private	Total Off-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$20,670	$10,575	$31,245	$8,680	$39,925

Net consolidations:

Incremental consolidations from third parties	—	—	—	—	—

Consolidations to third parties	(2,258)	(672)	(2,930)	(32)	(2,962)

Net consolidations	(2,258)	(672)	(2,930)	(32)	(2,962)

Acquisitions	424	233	657	472	1,129

Net acquisitions	(1,834)	(439)	(2,273)	440	(1,833)

Internal consolidations(2)	(5,366)	(592)	(5,958)	(254)	(6,212)

Off-balance sheet securitizations	5,034	9,638	14,672	4,737	19,409

Repayments/claims/resales/other	(3,476)	(871)	(4,347)	(770)	(5,117)

Ending balance	$15,028	$18,311	$33,339	$12,833	$46,172

	Managed Portfolio
	Year Ended December 31, 2006
	FFELP			Total
	Stafford	FFELP		Private
	and	Consolidation	Total	Education	Total Managed
	Other(1)	Loans	FFELP	Loans	Basis Portfolio

Beginning balance	$40,658	$65,434	$106,092	$16,437	$122,529

Net consolidations:

Incremental consolidations from third parties	—	4,092	4,092	96	4,188

Consolidations to third parties	(4,459)	(2,750)	(7,209)	(46)	(7,255)

Net consolidations	(4,459)	1,342	(3,117)	50	(3,067)

Acquisitions	20,009	4,930	24,939	8,290	33,229

Net acquisitions	15,550	6,272	21,822	8,340	30,162

Internal consolidations(2)	(11,339)	11,339	—	—	—

Off-balance sheet securitizations	—	—	—	—	—

Repayments/claims/resales/other	(5,000)	(3,410)	(8,410)	(2,189)	(10,599)

Ending balance	$39,869	$79,635	$119,504	$22,588	$142,092

Total Managed Acquisitions(3)	$20,009	$9,022	$29,031	$8,386	$37,417

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents FFELP/Stafford loans that we either own on-balance sheet or in our off-balance sheet securitization trusts that we consolidate.

(3)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

	On-Balance Sheet
	Year Ended December 31, 2005
	FFELP			Total
	Stafford	FFELP		Private	Total On-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$18,965	$41,596	$60,561	$5,420	$65,981

Net consolidations:

Incremental consolidations from third parties	—	4,671	4,671	1	4,672

Consolidations to third parties	(1,236)	(1,180)	(2,416)	(11)	(2,427)

Net consolidations	(1,236)	3,491	2,255	(10)	2,245

Acquisitions	16,837	1,795	18,632	6,091	24,723

Net acquisitions	15,601	5,286	20,887	6,081	26,968

Internal consolidations	(5,604)	14,020	8,416	—	8,416

Off-balance sheet securitizations	(6,561)	(4,044)	(10,605)	(2,791)	(13,396)

Repayments/claims/resales/other	(2,413)	(1,999)	(4,412)	(953)	(5,365)

Ending balance	$19,988	$54,859	$74,847	$7,757	$82,604

	Off-Balance Sheet
	Year Ended December 31, 2005
	FFELP			Total
	Stafford	FFELP		Private	Total Off-
	and	Consolidation	Total	Education	Balance Sheet
	Other(1)	Loans	FFELP	Loans	Portfolio

Beginning balance	$27,825	$7,570	$35,395	$6,062	$41,457

Net consolidations:

Incremental consolidations from third parties	—	—	—	—	—

Consolidations to third parties	(1,853)	(400)	(2,253)	(18)	(2,271)

Net consolidations	(1,853)	(400)	(2,253)	(18)	(2,271)

Acquisitions	361	175	536	275	811

Net acquisitions	(1,492)	(225)	(1,717)	257	(1,460)

Internal consolidations(2)	(8,407)	(9)	(8,416)	—	(8,416)

Off-balance sheet securitizations	6,561	4,044	10,605	2,791	13,396

Repayments/claims/resales/other	(3,817)	(805)	(4,622)	(430)	(5,052)

Ending balance	$20,670	$10,575	$31,245	$8,680	$39,925

	Managed Portfolio
	Year Ended December 31, 2005
	FFELP			Total
	Stafford	FFELP		Private
	and	Consolidation	Total	Education	Total Managed
	Other(1)	Loans	FFELP	Loans	Basis Portfolio

Beginning balance	$46,790	$49,166	$95,956	$11,482	$107,438

Net consolidations:

Incremental consolidations from third parties	—	4,671	4,671	1	4,672

Consolidations to third parties	(3,089)	(1,580)	(4,669)	(29)	(4,698)

Net consolidations	(3,089)	3,091	2	(28)	(26)

Acquisitions	17,198	1,970	19,168	6,366	25,534

Net acquisitions	14,109	5,061	19,170	6,338	25,508

Internal consolidations(2)	(14,011)	14,011	—	—	—

Off-balance sheet securitizations	—	—	—	—	—

Repayments/claims/resales/other	(6,230)	(2,804)	(9,034)	(1,383)	(10,417)

Ending balance	$40,658	$65,434	$106,092	$16,437	$122,529

Total Managed Acquisitions(3)	$17,198	$6,641	$23,839	$6,367	$30,206

(1)	FFELP category is primarily Stafford loans and also includes PLUS and HEAL loans.

(2)	Represents FFELP/Stafford loans that we either own on-balance sheet or in our off-balance sheet securitization trusts that we consolidate.

(3)	The Total Managed Acquisitions line includes incremental consolidations from third parties and acquisitions.

The increase in consolidations to third parties in 2006 reflects FFELP lenders reconsolidating FFELP Consolidation Loans using the Direct Loan program as a pass-through entity, a practice which was severely restricted by The Higher Education Reconciliation Act of 2005 as of July 1, 2006. Additionally, the increases in 2006 and 2007 also reflect the effect of the repeal of the single-holder rule, which was effective for applications received on or after June 15, 2006. The single-holder rule had previously required that when a lender held all of the FFELP Stafford loans of a particular borrower whose loans were held by a single lender, in most cases that borrower could only obtain a FFELP Consolidation Loan from that lender.

During 2006, Private Education Loan consolidations were introduced as a separate product line. We expect this product line to grow in the future and will aggressively protect our portfolio against third-party consolidation of Private Education Loans.

Other Income — Lending Business Segment

The following table summarizes the components of other income, net, for our Lending business segment for the years ended December 31, 2007, 2006 and 2005.

	Years Ended
	December 31,
	2007	2006	2005

Late fees	$134	$119	$96
Gains on sales of mortgages and other loan fees	11	15	18
Gains on sales of student loans	24	2	4
Leveraged lease impairment	—	—	(39)
Private Education Loan warehousing fees	2	16	12
Other	23	25	20

Total other income, net	$194	$177	$111

The Company periodically sells student loans. The timing and amount of loan sales impacts the amount of recognized gains on sales of student loans. The decrease in “Private Education Loan warehousing fees” for the year ended December 31, 2007 versus the years ended December 31, 2006 and 2005, is primarily due to the shift of origination volume to Sallie Mae Bank. Prior to this shift, we earned servicing fees for originated Private Education Loans on behalf of third-party lenders prior to our acquisition of those loans. The decline in this revenue stream is offset by capturing the net interest income earned by acquiring these loans earlier.

The $39 million leveraged lease impairment in 2005 is for an aircraft leased to Northwest Airlines. At December 31, 2007, we had investments in leveraged and direct financing leases, net of impairments, totaling $100 million that are the general obligations of American Airlines and Federal Express Corporation. Based on an analysis of the potential losses on certain leveraged leases plus the increase in current tax obligations related to the forgiveness of debt obligations and/or the taxable gain on the sale of the aircraft, our remaining after-tax accounting exposure from our investment in leveraged leases was $63 million at December 31, 2007, of which $46 million relates to American Airlines.

Operating Expenses — Lending Business Segment

The following table summarizes the components of operating expenses for our Lending business segment for the years ended December 31, 2007, 2006 and 2005.

	Years Ended
	December 31,
	2007	2006	2005

Sales and originations	$351	$327	$285
Servicing	227	201	193
Corporate overhead	131	117	69

Total operating expenses	$709	$645	$547

Operating expenses for our Lending business segment include costs incurred to service our Managed student loan portfolio and acquire student loans, as well as other general and administrative expenses. For the years ended December 31, 2007 and 2006, operating expenses for the Lending business segment also included $31 million and $34 million, respectively, of stock option compensation expense.

2007 versus 2006

Operating expenses for the year ended December 31, 2007, increased by 10 percent to $709 million versus $645 million for the year ended December 31, 2006. The increase is primarily due to increased consolidation and higher education sales and marketing expenses, Private Education Loan collection costs, and severance-related expenses.

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

ASSET PERFORMANCE GROUP (“APG”) BUSINESS SEGMENT

In our APG business segment, we provide a wide range of accounts receivable and collections services including student loan default aversion services, defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, and accounts receivable management and collection for purchased portfolios of receivables that are delinquent or have been charged off by their original creditors as well as sub-performing and non-performing mortgage loans. In the purchased receivables business, we focus on a variety of consumer debt types with emphasis on charged off credit card receivables and distressed mortgage receivables. We purchase these portfolios at a discount to their face value, and then use both our internal collection operations coupled with third-party collection agencies to maximize the recovery on these receivables.

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

The following table includes the “Core Earnings” results of operations for our APG business segment.

Condensed Statements of Income

				% Increase
	Years Ended			(Decrease)
	December 31,			2007 vs.	2006 vs.
	2007	2006	2005	2006	2005

Contingency fee revenue	288	341	313	(16)%	9%
Other fee income	48	56	47	(14)	19
Collections revenue	269	239	167	13	43

Total income	605	636	527	(5)	21
Operating expenses	390	358	288	9	24
Net interest expense	27	23	19	17	21

Income before income taxes and minority interest in net earnings of subsidiaries	188	255	220	(26)	16
Income taxes	70	94	81	(26)	15

Income before minority interest in net earnings of subsidiaries	118	161	139	(27)	16
Minority interest in net earnings of subsidiaries	2	4	4	(50)	—

“Core Earnings” net income	$116	$157	$135	(26)%	16%

Revenues from United Student Aid Funds, Inc. (“USA Funds”) represented 28 percent, 32 percent and 34 percent, respectively, of total APG revenue in 2007, 2006 and 2005. The percentage of revenue generated from services provided to USA Funds decreased due to the full year impact of recent acquisitions and the continued diversification into new asset classes in the purchased paper business.

Contingency Fee Revenue

The $53 million decrease in contingency fee revenue for the year ended December 31, 2007 over 2006 was primarily due to a 2006 legislative change that reduced fees paid for collections via loan consolidation and direct collections. In addition, the 2006 legislation changed the policy governing rehabilitated loans by reducing the number of consecutive payments to qualify for a loan rehabilitation from twelve months to nine months. This accelerated process added approximately $36 million of incremental revenue in 2006. To a lesser extent, 2007 was negatively impacted by lower performance in default prevention.

The $28 million increase in contingency fee revenue for the year ended December 31, 2006 over 2005 can be primarily attributed to a change in the federal regulations governing the rehabilitation loan policy along with the growth in guaranty agency collections. Under this change, the number of payments to qualify for a rehabilitated loan was reduced to nine months from twelve months, so all loans with nine to eleven consecutive payments at the time of change immediately qualified as a rehabilitated loan.

Contingency Inventory

The following table presents the outstanding inventory of receivables serviced through our APG business. These assets are not on our balance sheet.

	Years Ended
	December 31,
	2007	2006	2005

Contingency:
Student loans	$8,195	$6,971	$7,205
Other	1,509	1,667	2,178

Total	$9,704	$8,638	$9,383

Purchased Paper

The consistent increase in collections revenue for the years ended December 31, 2005 to 2007 was primarily due to the growth in purchased paper asset balances, resulting in an increase in yield income. Declines in real estate values and the weakening U.S. economy as well as lengthening the assumed lifetime collection period have resulted in write-downs related to the mortgage purchased paper portfolio. Specifically, the mortgage purchased paper portfolio had impairments of $25 million and $8 million for the years ended December 31, 2007 and 2006, respectively. General economic uncertainty has also resulted in lengthening the assumed lifetime collection period related to our non-mortgage, purchased paper portfolio.

Our purchased paper collection business is comprised of the purchase of delinquent and charged-off consumer receivables, primarily credit cards and the purchase of distressed mortgage receivables. Since these businesses operate in different segments of the marketplace with the primary distinguishing factor being the existence of collateral for the mortgage receivable, we have broken out their results separately in the presentations below.

Purchased Paper — Non-Mortgage

	Years Ended
	December 31,
	2007	2006	2005

Face value of purchases for the period	$6,111	$3,438	$2,826
Purchase price for the period	556	278	198
% of face value purchased	9.1%	8.1%	7.0%
Gross cash collections (“GCC”)	$463	$348	$250
Collections revenue	217	199	157
Collections revenue as a % of GCC	47%	56%	63%
Carrying value of purchases	$587	$274	$158

The amount of face value of purchases in any quarter is a function of a combination of factors including the amount of receivables available for purchase in the marketplace, average age of each portfolio, the asset class of the receivables, and competition in the marketplace. As a result, the percentage of face value purchased will vary from quarter to quarter. The decrease in collections revenue as a percentage of GCC versus the prior year can primarily be attributed to the increase in new portfolio purchases in the second half of 2007. Typically, revenue recognition based on a portfolio’s effective interest rate is a lower percentage of cash collections in the early stages of servicing a portfolio.

Purchased Paper — Mortgage/Properties

	Years Ended
	December 31,
	2007	2006	2005

Face value of purchases for the period	$1,307	$556	$165
Collections revenue, net of impairments	52	40	10
Collateral value of purchases	1,171	607	195
Purchase price for the period	855	462	141
Purchase price as a % of collateral value	73%	76%	72%
Carrying value of purchases	$1,162	$518	$298
Carrying value of purchases as a % of collateral value	77%	75%	66%

The purchase price for sub-performing and non-performing mortgage loans is generally determined as a percentage of the underlying collateral, but we also consider a number of factors in pricing mortgage loan portfolios to attain a targeted yield. Therefore, the purchase price as a percentage of collateral value can fluctuate depending on the mix of sub-performing versus non-performing mortgages in the portfolio, the projected timeline to resolution of loans in the portfolio and the level of private mortgage insurance associated with particular assets. The increase in the “Carrying value of purchases as a percentage of collateral value” in the table above is reflective of the impact on the loan portion of year-over-year declines in real estate values in specific markets as well as a shift in the portfolio to a higher percentage of Real Estate Owned (“REO”) assets versus loans, due to current economic conditions. In relation to collateral value, REO assets are generally carried at a higher basis compared to loans, since a loan is adjusted, generally upward, to a collateral-based fair value when it becomes REO.

On August 31, 2005, we acquired 100 percent of GRP/AG Holdings, LLC and its subsidiaries (collectively, “GRP”), a debt management company that acquires and manages portfolios of sub-performing and non-performing mortgage loans, substantially all of which are secured by one-to-four family residential real estate. GRP was purchased in August 2005, so the results for that year ended reflect only four months of activity.

Operating Expenses — APG Business Segment

Operating expenses for the APG business segment for the years ended December 31, 2007, 2006 and 2005 totaled:

	Years Ended
	December 31,
	2007	2006	2005

Total operating expenses	$390	$358	$288

Operating expenses increased by $32 million, or 9 percent, to $390 million for the year ended December 31, 2007. The increase is primarily due to increased expenses for outsourced collections and overall growth in the purchased paper business. For the year ended December 31, 2007, operating expenses for this segment included $11 million of stock option compensation.

The increase in 2006 operating expenses versus the prior year was primarily due to the increase in accounts serviced and to higher expenses for outsourced collections and recovery costs. Also, 2006 includes a full year of GRP expenses and $12 million of stock option compensation expense, due to the implementation of SFAS No. 123(R).

At December 31, 2007, 2006 and 2005, the APG business segment had total assets of $2.6 billion, $1.5 billion and $1.1 billion, respectively.

CORPORATE AND OTHER BUSINESS SEGMENT

Our Corporate and Other reportable segment reflects the aggregate activity of our smaller operating units including our Guarantor Servicing and Loan Servicing operating units,Upromise (acquired in August 2006), other products and services, as well as corporate expenses that do not pertain directly to our operating segments.

In our Guarantor Servicing operating unit, we provide a full complement of administrative services to FFELP guarantors including guarantee issuance, processing, account maintenance, and guarantee fulfillment. In our Loan Servicing operating unit, we originate and service student loans on behalf of lenders who are unrelated to SLM Corporation. In our Upromise operating unit, we provide 529 college-savings plan administration services and operate an affinity marketing program.

Condensed Statements of Income

	Years Ended
	December 31,			% Increase (Decrease)
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Net interest income (loss) after provisions for losses	$(1)	$(5)	$(1)	80%	400%
Guarantor servicing fees	156	132	115	18	15
Loan servicing fees	23	29	44	(21)	(34)
Upromise	124	43	—	188	100
Other	71	83	81	(14)	2

Total other income	374	287	240	30	20
Operating expenses	341	250	235	36	6

Income before income taxes	32	32	4	—	700
Income tax expense	12	12	1	—	1,100

“Core Earnings” net income	$20	$20	$3	—%	567%

USA Funds, the nation’s largest guarantee agency, accounted for 86 percent, 83 percent, and 82 percent, respectively, of guarantor servicing fees and 16 percent, 25 percent, and 27 percent, respectively, of revenues associated with other products and services for the years ended December 31, 2007, 2006 and 2005.

2007 versus 2006

The increase in guarantor servicing fees versus the year-ago period was primarily due to the recognition of $15 million of previously deferred guarantee account maintenance fee revenue related to a negotiated settlement with USA Funds in the second quarter of 2006. The negotiated settlement with USA Funds would have resulted in the Company having to return the $15 million to USA Funds, if certain events occurred prior to December 31, 2007. These events did not occur prior to December 31, 2007, as stipulated in the negotiated settlement. As a result, all such contingencies were removed, resulting in the recognition of this deferred revenue in 2007. This amount is non-recurring in nature.

The increase in fees from Upromise for the year ended December 31, 2007 versus the year-ago period was primarily due to the acquisition of Upromise in August 2006.

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

Operating Expenses — Corporate and Other Business Segment

The following table summarizes the components of operating expenses for our Corporate and Other business segment.

	Years Ended
	December 31,
	2007	2006	2005

Operating expenses	$109	$148	$149
Upromise	94	33	—
General and administrative expenses	138	69	86

Total	$341	$250	$235

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

2007 versus 2006

Operating expenses decreased $39 million in 2007 due primarily to the sale of the Noel Levitz subsidiary in the second half of 2007. General and administrative expenses increased $69 million in 2007 compared to the year-ago period, primarily due to Merger-related expenses of $56 million. In 2007, operating expenses in the Corporate and Other business segment include $15 million of stock option compensation expense, and a full year of expenses of Upromise, acquired in August 2006.

2006 versus 2005

In 2006, operating expenses in the Corporate and Other business segment include $17 million of stock option compensation expense, due to the implementation of SFAS No. 123(R) and the expenses of Upromise, acquired in August 2006. The decrease in general and administrative expenses is due to a $14 million net settlement in the College Loan Corporation (“CLC”) lawsuit and to lower corporate information technology expenses.

At December 31, 2007, 2006 and 2005, the Corporate and Other business segment had total assets of $780 million, $999 million and $719 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Except in the case of acquisitions, which are discussed separately, our APG and Corporate and Other business segments are not capital intensive businesses and as such a minimal amount of debt and equity capital is allocated to these segments. Therefore, the following “LIQUIDITY AND CAPITAL RESOURCES” discussion is concentrated on our Lending business segment.

Prior to the announcement of the Merger, the Company funded its loan originations primarily with a combination of term asset-backed securitizations and unsecured debt. Upon the announcement of the Merger on April 17, 2007, credit spreads on our unsecured debt widened considerably, significantly increasing our cost of accessing the unsecured debt markets. As a result, in the near term, we expect to fund our operations primarily through the issuance of student loan asset-backed securities and secured student loan financing facilities, as further described below. We historically have been a regular issuer of term asset-backed securities in the domestic and international capital markets. We securitized $25.4 billion in student loans in nine transactions in the year ended December 31, 2007, compared to $32.1 billion in thirteen transactions in the year-ago period. Secured borrowings, including securitizations, asset-backed commercial paper (“ABCP”) borrowings and indentured trusts, comprised 75 percent of our Managed debt outstanding at December 31, 2007, versus 69 percent at December 31, 2006.

More recently, adverse conditions in the securitization markets increased the cost of borrowing in the market for student loan asset-backed securities (“ABS”). In the third quarter of 2007, we completed one $2.5 billion securitization transaction, compared to four securitization transactions totaling $13.0 billion in the first quarter of 2007, the last full quarter before we entered into the Merger Agreement. In the fourth quarter of 2007, we completed three securitization transactions totaling $4.9 billion. Although we expect ABS financing to remain our primary source of funding, we expect our transaction volumes to be more limited and pricing less favorable than in the past, with significantly reduced opportunities to issue subordinated tranches of ABS.

The Company has not recently and does not intend to rely on the auction rate securities market as a source of funding. At December 31, 2007, we had $3.3 billion of taxable and $1.7 billion of tax-exempt auction rate securities outstanding on a Managed Basis. In February 2008, an imbalance of supply and demand in the auction rate securities market as a whole led to failures of the auctions pursuant to which certain of our auction rate securities’ interest rates are set. As a result, certain of our auction rate securities bear interest at the maximum rate allowable under their terms. The maximum allowable interest rate on our $3.3 billion of taxable auction rate securities is generally LIBOR plus 1.50 percent. The maximum allowable interest rate on many of our $1.7 billion of tax-exempt auction rate securities was recently amended to LIBOR plus 2.00 percent through May 31, 2008. After May 31, 2008, the maximum allowable rate on these securities will revert to a formula driven rate, which, if in effect as of February 28, 2008, would have produced various maximum rates ranging from up to 5.26 percent. The Company is currently exploring various options to refinance its auction rate securities, if necessary.

In the past, we employed reset rate note structures in conjunction with the issuance of certain tranches of our term asset-backed securities. Reset rate notes are subject to periodic remarketing, at which time the interest rates on the reset rate notes are reset. In the event a reset rate note cannot be remarketed on its remarketing date, the interest rate generally steps up to and remains LIBOR plus 0.75 percent, until such time as the bonds are successfully remarketed. The Company also has the option to repurchase the reset rate note upon a failed remarketing and hold it as an investment until such time it can be remarketed. The Company’s repurchase of a reset rate note requires additional funding, the availability and pricing of which may be less favorable to the Company than it was at the time the reset rate note was originally issued. As of December 31, 2007, on a Managed Basis, the Company had $2.6 billion, $2.1 billion and $2.5 billion of reset rate notes due to be remarketed in 2008, 2009 and 2010, and an additional $8.5 billion to be remarketed thereafter.

In order to meet our financing needs, we are exploring other sources of funding, including unsecured debt, a financing source we have not used to fund our core businesses since the announcement of the Merger. We expect the terms and conditions of new unsecured debt issues, including pricing and covenant requirements, will be less favorable to us than our recent ABS financings and unsecured debt we incurred in the past. Our ability to access the unsecured debt market on attractive terms, or at all, will depend on our credit rating and prevailing market conditions.

On April 30, 2007, in connection with the Merger Agreement, we entered into an aggregate interim $30.0 billion asset-backed commercial paper conduit facilities (collectively, the “Interim ABCP Facility”) with Bank of America, N.A., and JPMorgan Chase, N.A., which provided us with significant additional liquidity. The Merger agreement contemplated a significant amount of whole loan sales as a main source of repayment for this Interim ABCP Facility.

The Company has engaged J.P. Morgan Securities, Inc. (“JPMorgan”) and Banc of America Securities, LLC (“BAS”) as Lead Arrangers and Joint Bookrunners along with Barclays Capital, The Royal Bank of Scotland, plc and Deutsche Bank Securities, Inc. as Co-Lead Arrangers and Credit Suisse, New York Branch, as Arranger to underwrite and arrange up to $28.0 billion of secured FFELP loan facilities and a $7.0 billion secured private credit student loans facility (together, the “Facilities”). On January 28, 2008, we announced that we had received commitments for $31.3 billion of 364-day financing from a consortium of banks led by Bank of America, N.A., JPMorgan Chase, N.A., Barclays Capital, Deutsche Bank, Credit Suisse, and The Royal Bank of Scotland, and from UBS. Funding under the commitments is subject to various conditions. As of February 28, 2008, we anticipate closing on $23.4 billion of FFELP student loan ABCP conduit facilities and $5.9 billion of Private Education Loan ABCP conduit facilities on February 29, 2008, or as soon as practical thereafter. Also on that date, we anticipate closing on an additional $2.0 billion secured FFELP loan facility. In addition, we anticipate closing on an additional $2.5 billion of student loan ABCP conduit facilities by mid March 2008. The new $33.8 billion of financing facilities we expect to close on, which may ultimately be increased to up to $35 billion in aggregate, will replace our $30 billion Interim ABCP Facility and $6 billion ABCP facility. The initial term of each of the new facilities will be 364 days. These new facilities will provide funding for certain of our FFELP loans and Private Education Loans until such time as these loans are refinanced in the term ABS markets. As part of this new financing arrangement, the lawsuit filed by the Company related to the Merger, as well as all counterclaims, was dismissed and the Merger Agreement was terminated on January 25, 2008.

On February 14, 2008, we reached agreement with Bank of America and JPMorgan Chase to extend the date upon which outstanding advances under the $30.0 billion Interim ABCP Facility step up to a penalty rate. Under our agreement with Bank of America and JPMorgan Chase, the step-up date was extended from February 15, 2008 to a date that is the later to occur of (i) March 1, 2008 or (ii) if the Company’s new ABCP facilities, also being arranged by Bank of America and JPMorgan Chase, is closed prior to March 1, 2008, the date that is the earlier of (x) 15 Business Days after the date the initial advance is made under those new facilities and (y) 15 Business Days prior to April 24, 2008. In the event amounts outstanding under the Interim ABCP Facility are not repaid by the Company in full, the Interim ABCP Facility will terminate on April 24, 2008.

During 2007, we also funded our liquidity needs through our existing $6.0 billion ABCP facility, our cash and investment portfolio and by selectively selling FFELP student loans in the secondary market. In addition, to supplement our funding sources, we maintain $6.5 billion in unsecured revolving credit facilities. We have not in the past relied upon, and do not expect to rely on, our unsecured revolving credit facilities as a primary source of liquidity. Although we have never borrowed under these facilities, they are available to be drawn upon for general corporate purposes.

Our ability to access our unsecured revolving credit facilities will depend upon our ability to meet financial covenants set forth in the credit agreements, including a covenant to maintain consolidated tangible net worth of at least $1.38 billion, compliance with which will be affected by a variety of factors, including mark-to-market accounting adjustments applied principally to our derivatives and our residual interests in off-balance sheet securitized loans. If we fail to comply with the consolidated tangible net worth covenant (or any other covenants) in our revolving credit facilities at that date or in the future, the banks party to the facilities (which include Bank of America and JPMorgan Chase, as lenders and agents under the facilities) may elect to terminate their commitments, and if they did elect to terminate the facilities, our available liquidity could be materially impaired. Our tangible net worth for covenant purposes at December 31, 2007 was $3.5 billion.

Beginning on November 29, 2007, the Company amended or closed out certain equity forward contracts. On December 19, 2007, the Company entered into a series of transactions with its equity forward counterparties and Citibank, N.A. (“Citibank”) to assign all of its remaining equity forward contracts, covering 44,039,890 shares, to Citibank. In connection with the assignment of the equity forward contracts, the Company and Citibank amended the terms of the equity forward contract to eliminate all stock price triggers (which had previously allowed the counterparty to terminate the contracts prior to their scheduled maturity date) and termination events based on the Company’s credit ratings. The strike price of the equity forward contract on December 19, 2007, was $45.25 with a maturity date of February 22, 2008. The new Citibank equity forward contract was 100 percent collateralized with cash.

On December 31, 2007, we closed public offerings of our common stock and 7.25 percent mandatory convertible preferred stock, Series C, resulting in total net proceeds of approximately $2.9 billion. We sold 101,781,170 shares of our common stock at a price of $19.65 per share and 1,000,000 shares of our 7.25 percent mandatory convertible preferred stock, Series C. Each share of mandatory convertible preferred stock, Series C, has a $1,000 liquidation preference and is subject to mandatory conversion on December 15, 2010, into between 41.7188 and 50.8906 shares of the company’s common stock, unless previously converted at the option of the holder. On January 9, 2008, we closed a second public offering of our 7.25 percent mandatory convertible preferred stock, Series C, as a result of the underwriters exercising their overallotment option. We sold 150,000 shares of the preferred stock related to this overallotment and the closing resulted in net proceeds of $145.5 million. We used approximately $2.0 billion of the net proceeds of the December 31, 2007 closings to settle our outstanding equity forward contract with Citibank and repurchase the 44,039,890 shares of common stock deliverable to us under the contract. On December 31, 2007, the Company and Citibank agreed to physically settle the contract and the Company paid Citibank approximately $1.1 billion, the difference between the contract purchase price and the previous market closing price on the 44 million shares. Consequently, the common shares outstanding and shareholders’ equity on the Company’s year-end balance sheet reflect the shares issued in the public offerings and the physical settlement of the equity forward contract. As of December 31, 2007, the 44 million shares under this equity forward contract are reflected in treasury stock. The Company paid Citibank the remaining balance of approximately $0.9 billion due under the contract on January 9, 2008. The Company now has no outstanding equity forward positions. The remaining proceeds from the public offerings were used for general corporate purposes.

The following table details our primary sources of liquidity and the available capacity at December 31, 2007 and December 31, 2006.

	December 31, 2007	December 31, 2006
	Available Capacity	Available Capacity

Sources of primary liquidity:
Unrestricted cash and liquid investments:
Cash and cash equivalents	$7,582	$2,621
U.S. Treasury-backed securities	643	1,098
Commercial paper and asset-backed commercial paper	1,349	943
Certificates of deposit	600	—
Other	83	58

Total unrestricted cash and liquid investments(1)	10,257	4,720
Unused commercial paper and bank lines of credit	6,500	6,500
ABCP borrowing capacity	5,933	1,047
Interim ABCP Facility borrowing capacity	4,040	—

Total sources of primary liquidity	26,730	12,267
Sources of stand-by liquidity:
Unencumbered FFELP loans	18,731	28,070

Total sources of primary and stand-by liquidity	$45,461	$40,337

(1)	Excludes $196 million and $365 million of investments pledged as collateral related to certain derivative positions and $93 million and $99 million of other non-liquid investments classified at December 31, 2007 and December 31, 2006, respectively, as cash and investments on our balance sheet in accordance with GAAP.

We believe our unencumbered FFELP loan portfolio provides a viable source of potential or stand-by liquidity because of the well-developed market for securitizations and whole loan sales of government guaranteed student loans. In addition to the assets listed in the table above, we hold on-balance sheet a number of other unencumbered assets, consisting primarily of Private Education Loans, Retained Interests and other assets. At December 31, 2007, we had a total of $51.7 billion of unencumbered assets, including goodwill and acquired intangibles.

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

Managed Borrowings

The following tables present the ending and average balances and average interest rates of our Managed borrowings for the years ended December 31, 2007, 2006 and 2005. The average interest rates include derivatives that are economically hedging the underlying debt but do not qualify for hedge accounting treatment under SFAS No. 133. (See “BUSINESS SEGMENTS — Limitations of ‘Core Earnings’ — Pre-tax Differences between ‘Core Earnings’ and GAAP by Business Segment — Derivative Accounting — Reclassification of Realized Gains (Losses) on Derivative and Hedging Activities.”)

Ending Balances

	Years Ended December 31,
	2007			2006			2005
	Ending Balance			Ending Balance			Ending Balance
			Total			Total			Total
	Short	Long	Managed	Short	Long	Managed	Short	Long	Managed
	Term	Term	Basis	Term	Term	Basis	Term	Term	Basis

Unsecured borrowings	$8,551	$36,796	$45,347	$3,187	$45,501	$48,688	$3,784	$37,944	$41,728
Indentured trusts (on-balance sheet)	100	2,481	2,581	93	2,852	2,945	23	3,372	3,395
ABCP facilities (on-balance sheet)	25,960	67	26,027	—	4,953	4,953	—	4,960	4,960
Securitizations (on-balance sheet)	—	68,048	68,048	—	50,147	50,147	—	42,275	42,275
Securitizations (off-balance sheet)	—	42,088	42,088	—	49,865	49,865	—	43,138	43,138
Other	1,342	—	1,342	248	—	248	3	—	3

Total	$35,953	$149,480	$185,433	$3,528	$153,318	$156,846	$3,810	$131,689	$135,499

Average Balances

	Years Ended December 31,
	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Unsecured borrowings	46,261	5.58%	43,755	5.50%	37,841	3.98%
Indentured trusts (on-balance sheet)	2,768	4.90	3,252	4.57	4,782	3.27
ABCP facilities (on-balance sheet)	13,938	5.85	4,874	5.36	4,533	3.64
Securitizations (on-balance sheet)	62,765	5.55	43,310	5.40	35,180	3.73
Securitizations (off-balance sheet)	45,733	5.68	50,112	5.49	44,545	3.77
Other	637	4.85	172	5.03	139	3.23

Total	$172,102	5.60%	$145,475	5.44%	$127,020	3.80%

Unsecured On-Balance Sheet Financing Activities

The following table presents the senior unsecured credit ratings assigned by major rating agencies as of February 28, 2008. Each of the rating agencies has the Company’s current ratings on review for potential downgrade.

	S&P	Moody’s	Fitch

Short-term unsecured debt	A-3	P-2	F3
Long-term senior unsecured debt	BBB−	Baa1	BBB

The table below presents our unsecured on-balance sheet funding by funding source for the years ended December 31, 2007 and 2006.

	Debt Issued
	For The Years		Outstanding at
	Ended December 31,		December 31,
	2007	2006	2007	2006

Convertible debentures	$—	$—	$—	$1,997
Retail notes	59	535	4,192	4,137
Foreign currency denominated notes(1)	161	3,862	12,805	12,635
Extendible notes	—	1,499	5,749	5,746
Global notes (Institutional)	1,348	5,843	21,750	22,375
Medium-term notes (Institutional)	—	—	597	1,798

Total(2)	$1,568	$11,739	$45,093	$48,688

(1)	All foreign currency denominated notes are hedged using derivatives that exchange the foreign denomination for U.S. dollars.

(2)	Excludes December 31, 2007 brokered deposits balance of $254 million. There were no brokered deposits outstanding at December 31, 2006.

In addition to the term issuances reflected in the table above, in the past we also used our commercial paper program for short-term liquidity purposes. The average balance of commercial paper outstanding and the maximum daily amount outstanding for the year ended December 31, 2006 were $82 million and $2.2 billion, respectively. There was no commercial paper outstanding during 2007.

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

We recognize a gain on sales related to securitizations that qualify as off-balance sheet transactions. The gain is calculated as the difference between the allocated cost basis of the assets sold and the relative fair value of the assets received. The carrying value of the student loan portfolio being securitized includes the applicable accrued interest, unamortized student loan premiums or discounts, loan loss reserves and Repayment Borrower Benefits reserves. The fair value of the Residual Interest is determined using a discounted cash flow methodology using assumptions discussed in more detail below. The ongoing earnings from our off-balance sheet securitizations are recognized in servicing and securitization revenue.

The following table summarizes our securitization activity for the years ended December 31, 2007, 2006 and 2005. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Years Ended December 31,
	2007				2006				2005
		Loan				Loan				Loan
	No. of	Amount	Pre-Tax	Gain	No. of	Amount	Pre-Tax	Gain	No. of	Amount	Pre-Tax	Gain
	Transactions	Securitized	Gain	%	Transactions	Securitized	Gain	%	Transactions	Securitized	Gain	%
(Dollars in millions)

Securitizations — sales:
FFELP Stafford/PLUS loans	—	$—	$—	—%	2	$5,004	$17	.3%	3	$6,533	$68	1.1%
FFELP Consolidation Loans	—	—	—	—	4	9,503	55	.6	2	4,011	31	.8
Private Education Loans	1	2,001	367	18.4	3	5,088	830	16.3	2	3,005	453	15.1

Total securitizations — sales	1	2,001	$367	18.4%	9	19,595	$902	4.6%	7	13,549	$552	4.1%

Securitizations — financings:
FFELP Stafford/PLUS loans(1)	3	8,955			—	—			—	—
FFELP Consolidation Loans(1)	5	14,476			4	12,506			5	12,503

Total securitizations — financings	8	23,431			4	12,506			5	12,503

Total securitizations	9	$25,432			13	$32,101			12	$26,052

(1)	In certain securitizations there are terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as variable interest entities (“VIEs”). Terms that prevent sale treatment include: (1) allowing the Company to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after initial settlement of the securitization, which do not relate to the reissuance of third party beneficial interests or (3) allowing the Company to hold an unconditional call option related to a certain percentage of the securitized assets.

The increase in the Private Education Loans gain as a percentage of loans securitized from 16.3 percent for the year ended December 31, 2006 to 18.4 percent for the year ended December 31, 2007 is primarily due to a higher spread earned on the assets securitized.

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

Residual Interest in Securitized Receivables

The following tables summarize the fair value of our Residual Interests and the assumptions used to value such Residual Interests, along with the underlying off-balance sheet student loans that relate to those securitizations in securitization transactions that were treated as sales as of December 31, 2007 and 2006.

	As of December 31, 2007
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
(Dollars in millions)	PLUS	Trusts(1)	Loan Trusts(5)	Total

Fair value of Residual Interests(2)	$390	$730	$1,924	$3,044
Underlying securitized loan balance(3)	9,338	15,968	14,199	39,505
Weighted average life	2.7 yrs.	7.4 yrs.	7.0 yrs
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	0-37%	3-8%	1-30%
Life of loan — repayment status	21%	6%	9%
Expected credit losses (% of student loan principal)	.11%	.21%	5.28%
Residual cash flows discount rate	12.0%	9.8%	12.9%

	As of December 31, 2006
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
(Dollars in millions)	PLUS	Trusts(1)	Loan Trusts	Total

Fair value of Residual Interests(2)	$701	$676	$1,965	$3,342
Underlying securitized loan balance(3)	14,794	17,817	13,222	45,833
Weighted average life	2.9 yrs.	7.3 yrs.	7.2 yrs
Prepayment speed (annual rate)(4)
Interim status	0%	n/a	0%
Repayment status	0-43%	3-9%	4-7%
Life of loan — repayment status	24%	6%	6%
Expected credit losses (% of student loan principal)	.06%	.07%	4.36%
Residual cash flows discount rate	12.6%	10.5%	12.6%

(1)	Includes $283 million and $151 million related to the fair value of the Embedded Floor Income as of December 31, 2007 and 2006, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the paydown of the underlying loans.
(2)	At December 31, 2007 and 2006, we had unrealized gains (pre-tax) in accumulated other comprehensive income of $301 million and $389 million, respectively, that related to the Residual Interests.
(3)	In addition to student loans in off-balance sheet trusts, the Company had $65.5 billion and $48.6 billion of securitized student loans outstanding (face amount) as of December 31, 2007 and 2006, respectively, in on-balance sheet FFELP loan securitization trusts.
(4)	Effective December 31, 2006, we implemented CPR curves for Residual Interest valuations that are based on the number of months since entering repayment that better reflect the CPR as the loan seasons. Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Previously, we applied a CPR that was based on a static life of loan assumption, irrespective of seasoning, or, in the case of FFELP Stafford and PLUS loans, we used a vector approach in applying the CPR. The change in CPR methodology resulted in an immaterial change in the fair value of the Residual Interest. The CPR assumption used for all periods includes the impact of projected defaults.
(5)	The Company adopted SFAS No. 155, effective January 1, 2007. As a result, the Company elected to carry the Residual Interest on the Private Education Loan securitization which settled in the first quarter of 2007 at fair value with subsequent changes in fair value recorded in earnings. The fair value of this Residual Interest at December 31, 2007 was $363 million inclusive of a net $25 million fair value loss adjustment recorded since settlement.

Off-Balance Sheet Net Assets

The following table summarizes our off-balance sheet net assets at December 31, 2007 and 2006 on a basis equivalent to our GAAP on-balance sheet trusts, which presents the assets and liabilities in the off-balance sheet trusts as if they were being accounted for on-balance sheet rather than off-balance sheet. This presentation, therefore, includes a theoretical calculation of the premiums on student loans, the allowance for loan losses, and the discounts and deferred financing costs on the debt. This presentation is not, nor is it intended to be, a liquidation basis of accounting. (See also “LENDING BUSINESS SEGMENT — Summary of our Managed Student Loan Portfolio — Ending Balances (net of allowance for loan losses)” and “LIQUIDITY AND CAPITAL RESOURCES — Managed Borrowings — Ending Balances,” earlier in this section.)

	December 31,	December 31,
	2007	2006

Off-Balance Sheet Assets:
Total student loans, net	$39,423	$46,172
Restricted cash and investments	2,706	4,269
Accrued interest receivable	1,413	1,467

Total off-balance sheet assets	43,542	51,908
Off-Balance Sheet Liabilities:
Debt, par value	42,192	50,058
Debt unamortized discount and deferred issuance costs	(104)	(193)

Total debt	42,088	49,865
Accrued interest payable	305	405

Total off-balance sheet liabilities	42,393	50,270

Off-Balance Sheet Net Assets	$1,149	$1,638

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

The following table summarizes the components of servicing and securitization revenue for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
	2007	2006	2005

Servicing revenue	$285	$336	$323
Securitization revenue, before Net Embedded Floor Income, impairment and unrealized fair value adjustment	419	368	270

Servicing and securitization revenue, before Net Embedded Floor Income, impairment and unrealized fair value adjustment	704	704	593
Embedded Floor Income	20	14	81
Less: Floor Income previously recognized in gain calculation	(9)	(8)	(57)

Net Embedded Floor Income	11	6	24
Servicing and securitization revenue, before impairment and unrealized fair value adjustment	715	710	617
Unrealized fair value adjustment(1)	(24)	—	—
Retained Interest impairment	(254)	(157)	(260)

Total servicing and securitization revenue	$437	$553	$357

Average off-balance sheet student loans	$42,411	$46,336	$41,220

Average balance of Retained Interest	$3,385	$3,101	$2,476

Servicing and securitization revenue as a percentage of the average balance of off-balance sheet student loans (annualized)	1.03%	1.19%	.87%

(1)	The Company adopted SFAS No. 155 on January 1, 2007. SFAS No. 155 requires the Company to identify and bifurcate embedded derivatives from the Residual Interest. However, SFAS No. 155 does allow the Company to elect to carry the entire Residual Interest at fair value through earnings rather than bifurcate such embedded derivatives. For the off-balance sheet securitizations that settled in the year ended December 31, 2007, the Company elected to carry the entire Residual Interest recorded at fair value through earnings. As a result of this election, all changes in the fair value of the Residual Interests for that securitization are recorded through earnings. Management anticipates electing to carry future Residual Interests at fair value through earnings. For securitizations settling prior to January 1, 2007, changes in the fair value of Residual Interest were recorded in other comprehensive income, unless impaired, for the years presented. Effective with the Company’s adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” the Company has elected the fair value option on all of its Residual Interests and will record future change in fair value through income beginning on January 1, 2008.

Servicing and securitization revenue is primarily driven by the average balance of off-balance sheet student loans, the amount of and the difference in the timing of Embedded Floor Income recognition on off-balance sheet student loans, Retained Interest impairments, and the fair value adjustment related to those Residual Interests where the Company has elected to carry such Residual Interests at fair value through earnings under SFAS No. 155 as discussed in the above table. The increase in securitization revenue, before Net Embedded Floor Income, impairment and unrealized fair value adjustment, from 2005 to 2007, is primarily due to the continued increase in the amount of Private Education Loan Residual Interests as a percentage of the total Residual Interests. Private Education Loan Residual Interests generate a higher yield than FFELP loan Residual Interests.

The Company recorded impairments to the Retained Interests of $254 million, $157 million and $260 million, respectively, for the years ended December 31, 2007, 2006, and 2005. The impairment charges were the result of FFELP loans prepaying faster than projected through loan consolidations ($110 million, $104 million and $256 million for the years ended December 31, 2007, 2006 and 2005, respectively), impairment to the Floor Income component of the Company’s Retained Interest due to increases in interest rates during the period ($24 million, $53 million and $4 million for the years ended December 31, 2007, 2006, and 2005, respectively), and increases in prepayments, defaults, and the discount rate related to Private Education Loans ($120 million for the year ended December 31, 2007).

The Company assessed the appropriateness of the current risk premium, which is added to the risk free rate, for the purpose of arriving at a discount rate in light of the current economic and credit uncertainty that exists in the market as of December 31, 2007. This discount rate is applied to the projected cash flows to arrive at a fair value representative of the current economic conditions. The Company increased the risk premium by 100 basis points (to LIBOR plus 850 basis points) to better take into account the current level of cash flow uncertainty and lack of liquidity that exists with the Private Education Residual Interests. During 2007, the Company increased its loan loss allowance related to the non-traditional or higher-risk loans within our Private Education Loan portfolio that the Company does not generally securitize. As a result, the Company does not expect the default rates used for the Residual Interest valuations to correspond with the expected default rates contemplated by the provision expense related to the non-traditional Private Education Loans recorded in 2007.

CONTRACTUAL CASH OBLIGATIONS

The following table provides a summary of our obligations associated with long-term notes and equity forward contracts at December 31, 2007. For further discussion of these obligations, see Note 8, “Long-Term Borrowings,” Note 10, “Derivative Financial Instruments,” and Note 12, “Stockholders’ Equity,” to the consolidated financial statements.

	1 Year	2 to 3	4 to 5	Over
	or Less	Years	Years	5 Years	Total

Long-term notes(1)(2)	$6,841	$27,090	$20,461	$53,000	$107,392
Equity forward contract(3)	865	—	—	—	865

Total contractual cash obligations	$7,706	$27,090	$20,461	$53,000	$108,257

(1)	Only includes principal obligations and specifically excludes SFAS No. 133 derivative market value adjustments of $3.7 billion for long-term notes.

(2)	Includes Financial Interpretation (“FIN”) No. 46 long-term beneficial interests of $68.1 billion of notes issued by consolidated variable interest entities in conjunction with our on-balance sheet securitization transactions and included in long-term notes in the consolidated balance sheet. Timing of obligations is estimated based on the Company’s current projection of prepayment speeds of the securitized assets.

(3)	Includes remaining balance of equity forward contract paid to Citibank on January 9, 2008. The Company has no outstanding equity forward positions outstanding after the contract settlement on January 9, 2008. See Note 12, “Stockholders’ Equity,” to the consolidated financial statements.

OFF-BALANCE SHEET LENDING ARRANGEMENTS

The following table summarizes the contractual amounts related to off-balance sheet lending related financial instruments at December 31, 2007.

	1 Year	2 to 3	4 to 5	Over
	or Less	Years	Years	5 Years	Total

Lines of credit	$486	$1,350	$200	$—	$2,036

We have issued lending-related financial instruments including lines of credit to meet the financing needs of our customers. The contractual amount of these financial instruments represents the maximum possible credit risk should the counterparty draw down the commitment and the counterparty subsequently fails to perform according to the terms of our contract. The remaining total contractual amount available to be borrowed under these commitments is $2.0 billion. We do not believe that these instruments are representative of our actual future credit exposure or funding requirements. To the extent that the lines of credit are drawn upon, the balance outstanding is collateralized by student loans. At December 31, 2007, draws on lines of credit were approximately $379 million, and are reflected in other loans in the consolidated balance sheet. For additional information, see Note 17, “Commitments, Contingencies and Guarantees,” to the consolidated financial statements.

The Company maintains forward contracts to purchase loans from our lending partners at contractual prices. These contracts typically have a maximum amount we are committed to buy, but lack a fixed or determinable amount as it ultimately is based on the lending partner’s origination activity. FFELP forward purchase contracts typically contain language relieving us of most of our responsibilities under the contract due to, among other things, changes in student loan legislation. These commitments are not accounted for as derivatives under SFAS No. 133 as they do not meet the definition of a derivative due to the lack of a fixed and determinable purchase amount. As a result of the legislative changes effective October 1, 2007, we are currently reviewing our forward purchase contracts. At December 31, 2007, there were $5.4 billion originated loans (FFELP and Private Education Loans) in the pipeline that the Company is committed to purchase.

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

Operational Risk

Operational risk can result from regulatory compliance errors, servicing errors (see further discussion below), technology failures, breaches of the internal control system, and the risk of fraud or unauthorized transactions by employees or persons outside the Company. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards and contractual commitments, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In addition, as described in “BUSINESS — Current Business Strategy,” as a result of the CCRAA as well as the challenges we are facing in the capital markets, we aim to reduce our operating expenses by up to 20 percent as compared to 2007 operating expenses by year-end 2009, before adjusting for growth and other investments. To date we have reduced our work force by approximately three percent.

The federal guarantee on our student loans is conditioned on compliance with origination and servicing standards set by ED and guarantor agencies. A mitigating factor is our ability to cure servicing deficiencies and historically our losses have been small. Should we experience a high rate of servicing deficiencies, the cost of remedial servicing or the eventual losses on the student loans that are not cured could be material. Our servicing and operating processes are highly dependent on our information system infrastructure, and we face the risk of business disruption should there be extended failures of our information systems, any number of which could have a material impact on our business. To mitigate these risks we have a number of back-up and recovery plans in the event of systems failures, which are regularly tested and monitored.

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

Political/Regulatory Risk

Because we operate in a federally sponsored loan program, we are subject to political and regulatory risk. The Higher Education Act of 1965 (“HEA”) which authorizes the FFELP, is subject to comprehensive reauthorization every five years and to frequent statutory and regulatory changes. Past changes included reduced loan yields paid to lenders in 1993 and 1998, increased fees paid by lenders in 1993, decreased level of the government guaranty in 1993 and reduced fees to guarantors and collectors, among others. The Secretary of Education oversees and implements the HEA and periodically issues regulations and interpretations that may impact our business.

The HEA expired in 2003 and has since been extended by a series of temporary measures. Most recently, the Third Higher Education Extension Act of 2007 extended the HEA programs through March 31, 2008. The student loan programs under the HEA were reauthorized by the Higher Education Reconciliation Act (“HERA”), which was enacted February 8, 2006. In addition, the president signed into law the College Cost Reduction and Access Act (“CCRAA”) on September 27, 2007, and the Department of Education amended the FFELP regulations on November 1, 2007. The statutory and regulatory changes included in the above could have a material impact on the Company. See “RECENT DEVELOPMENTS” for additional discussion.

Liquidity Risk (See “LIQUIDITY AND CAPITAL RESOURCES)

Credit Risk

We bear the full risk of borrower and closed school losses experienced in our Private Education Loan portfolio. These loans are underwritten and priced according to risk, generally determined by a commercially available consumer credit scoring system, FICO. Because our borrowers often have limited repayment history on other loan products and the addition of our loans increases the debt burden of our borrowers, the origination of our loans generally results in an initial decrease in borrowers’ FICO scores. After this initial decrease, borrowers’ FICO scores will generally improve over time as the financial positions of our borrowers become more established and their repayment history on all loans becomes more seasoned. Additionally, for borrowers who do not meet our lending requirements or who desire more favorable terms, we generally require credit-worthy cosigners. Our higher education Private Education Loans to students attending Title IV schools are not dischargeable in bankruptcy, except in certain limited circumstances.

We have defined underwriting and collection policies, and ongoing risk monitoring and review processes for all Private Education Loans. Potential credit losses are considered in our risk-based pricing model. The performance of the Private Education Loan portfolio may be affected by the economy, and a prolonged economic downturn may have an adverse effect on its credit performance. Management believes that it has provided sufficient allowances to cover the incurred losses estimated to be inherent in both the federally guaranteed and Private Education Loan portfolio. In addition, losses may be incurred for student borrowers who have not completed their education as a result of a drop-out or a school closing, and who may have deferred repayment on all or on part of their loans. We have provided for these potential losses in our allowance for loan losses. There is, however, no guarantee that such allowances are sufficient enough to account for actual losses. (See “LENDING BUSINESS SEGMENT — Private Education Loans — Activity in the Allowance for Private Education Loan Losses.”)

In limited instances in our Private Education Loan portfolio, we have third-party guarantors or have entered into arrangements with schools whereby they bear a portion of the student loan default exposure. In these instances, we are exposed to credit risk related to these third parties. We perform financial performance reviews of these third parties upon entering agreements and monitor their financial performance on an ongoing basis.

FFELP loans are guaranteed by state agencies or non-profit companies called guarantors, with ED providing reinsurance to the guarantor. This guarantee generally covers 98 and 97 percent of the student loan’s principal and accrued interest for loans disbursed before and after July 1, 2006, respectively. As a result, we have credit exposure on FFELP loans for the remaining non-guaranteed portion which is referred to as the Risk Sharing component. The performance of the FFELP loan portfolio may be affected by the economy, and a prolonged economic downturn may have an adverse effect on its payment performance. Management believes that it has provided sufficient allowances to cover the incurred losses estimated to be inherent in the FFELP loan portfolio. There is, however, no guarantee that such allowances are sufficient enough to account for actual losses. (See “LENDING BUSINESS SEGMENT — FFELP Loans.”)

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

Credit risk in our investment portfolio is minimized by only investing in paper with highly rated issuers. Additionally, limits per issuer are determined by our internal credit and investment guidelines to limit our exposure to any one issuer. We also have credit risk with one commercial airline and Federal Express Corporation related to our portfolio of leveraged leases.

Consolidation Loan Refinancing Risk

The process of consolidating FFELP Stafford loans into FFELP Consolidation loans can have detrimental effects. Student loans in our portfolio can be consolidated away from us by other lenders at par. Additionally, FFELP Consolidation Loans have lower net yields than the FFELP Stafford loans they replace, which is somewhat offset by the longer average lives of FFELP Consolidation Loans.

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

Interest Rate Risk Management

Asset and Liability Funding Gap

The tables below present our assets and liabilities (funding) arranged by underlying indices as of December 31, 2007. In the following GAAP presentation, the funding gap only includes derivatives that qualify as effective SFAS No. 133 hedges (those derivatives which are reflected in net interest margin, as opposed to those reflected in the “gains/(losses) on derivatives and hedging activities, net” line in the consolidated statement of income). The difference between the asset and the funding is the funding gap for the specified index. This represents our exposure to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices may reset at different frequencies or may not move in the same direction or at the same magnitude.

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

GAAP Basis

	Frequency of
Index	Variable			Funding
(Dollars in billions)	Resets	Assets	Funding(1)	Gap

3 month Commercial paper	daily	$98.6	$—	$98.6
3 month Treasury bill	weekly	7.8	.2	7.6
Prime	annual	.6	—	.6
Prime	quarterly	1.5	—	1.5
Prime	monthly	13.6	—	13.6
PLUS Index	annual	1.6	—	1.6
3-month LIBOR	daily	—	—	—
3-month LIBOR	quarterly	1.0	104.0	(103.0)
1-month LIBOR(2)	monthly	.1	14.3	(14.2)
CMT/CPI index	monthly/quarterly	—	3.8	(3.8)
Non Discrete reset(3)	monthly	—	2.8	(2.8)
Non Discrete reset(4)	daily/weekly	14.0	16.5	(2.5)
Fixed Rate(5)		16.8	14.0	2.8

Total		$155.6	$155.6	$—

(1)	Funding includes all derivatives that qualify as hedges under SFAS No. 133.
(2)	Funding includes a portion of Interim ABCP Facility.
(3)	Funding includes auction rate securities.
(4)	Assets include restricted and non-restricted cash equivalents and other overnight type instruments. Funding includes a portion of Interim ABCP Facility.
(5)	Assets include receivables and other assets (including Retained Interests, goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding Series B Preferred Stock).

The “Funding Gaps” in the above table are primarily interest rate mismatches in short-term indices between our assets and liabilities. We address this issue typically through the use of basis swaps that typically convert quarterly 3-month LIBOR to other indices that are more correlated to our asset indices. These basis swaps do not qualify as effective hedges under SFAS No. 133 and as a result the effect on the funding index is not included in our interest margin and is therefore excluded from the GAAP presentation.

Managed Basis

	Frequency of
Index	Variable			Funding
(Dollars in billions)	Resets	Assets	Funding(1)	Gap

3 month Commercial paper	daily	$120.2	$12.1	$108.1
3 month Treasury bill	weekly	11.2	9.6	1.6
Prime	annual	1.0	.3	.7
Prime	quarterly	7.0	6.0	1.0
Prime	monthly	21.2	16.3	4.9
PLUS Index	annual	2.6	2.6	—
3-month LIBOR(2)	daily	—	104.4	(104.4)
3-month LIBOR	quarterly	.9	2.3	(1.4)
1-month LIBOR(3)	monthly	.1	9.6	(9.5)
Non Discrete reset(4)	monthly	—	2.5	(2.5)
Non Discrete reset(5)	daily/weekly	16.8	16.0	.8
Fixed Rate(6)		11.9	11.2	.7

Total		$192.9	$192.9	$—

(1)	Funding includes all derivatives that management considers economic hedges of interest rate risk and reflects how we internally manage our interest rate exposure.

(2)	Funding includes $2.5 billion of auction rate securities.

(3)	Funding includes a portion of Interim ABCP Facility.

(4)	Funding includes auction rate securities.

(5)	Assets include restricted and non-restricted cash equivalents and other overnight type instruments. Funding includes a portion of Interim ABCP Facility.

(6)	Assets include receivables and other assets (including Retained Interests, goodwill and acquired intangibles). Funding includes other liabilities and stockholders’ equity (excluding Series B Preferred Stock).

To the extent possible, we generally fund our assets with debt (in combination with derivatives) that has the same underlying index (index type and index reset frequency). When it is more economical, we also fund our assets with debt that has a different index and/or reset frequency than the asset, but only in instances where we believe there is a high degree of correlation between the interest rate movement of the two indices. For example, we use daily reset 3-month LIBOR to fund a large portion of our daily reset 3-month commercial paper indexed assets. In addition, we use quarterly reset 3-month LIBOR to fund a portion of our quarterly reset Prime rate indexed Private Education Loans. We also use our monthly Non Discrete reset and 1-month LIBOR funding (asset-backed commercial paper program and auction rate securities) to fund various asset types. In using different index types and different index reset frequencies to fund our assets, we are exposed to interest rate risk in the form of basis risk and repricing risk, which is the risk that the different indices that may reset at different frequencies will not move in the same direction or at the same magnitude. While we believe that this risk is low as all of these indices are short-term with rate movements that are highly correlated over a long period of time, market disruptions can lead to a temporary divergence between indices as was experienced in the second half of 2007 with the commercial paper and LIBOR indices. We use interest rate swaps and other derivatives to achieve our risk management objectives.

When compared with the GAAP presentation, the Managed basis presentation includes all of our off-balance sheet assets and funding, and also includes basis swaps that primarily convert quarterly 3-month LIBOR to other indices that are more correlated to our asset indices.

Weighted Average Life

The following table reflects the weighted average life for our Managed earning assets and liabilities at December 31, 2007.

	On-Balance	Off-Balance
(Averages in Years)	Sheet	Sheet	Managed

Earning assets
Student loans	9.0	6.0	8.9
Other loans	5.0	—	5.0
Cash and investments	.2	.1	.2

Total earning assets	8.0	5.6	8.0

Borrowings
Short-term borrowings	.2	—	.2
Long-term borrowings	6.6	6.0	6.4

Total borrowings	5.0	6.0	5.2

Long-term debt issuances likely to be called by us or putable by the investor have been categorized according to their call or put dates rather than their maturity dates.

COMMON STOCK

The following table summarizes the Company’s common share repurchase, issuance and equity forward activity for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
(Shares in millions)	2007	2006	2005

Common shares repurchased:
Open market	1.8	2.2	—
Equity forward contracts	4.2	5.4	17.3
Equity forward contracts agreed to be settled(1)	44.0	—	—
Benefit plans(2)	3.3	1.6	1.5

Total shares repurchased	53.3	9.2	18.8

Average purchase price per share(3)	$44.59	$52.41	$49.94

Common shares issued	109.2	6.7	8.3

Equity forward contracts:
Outstanding at beginning of period	48.2	42.7	42.8
New contracts	—	10.9	17.2
Settlements	(4.2)	(5.4)	(17.3)
Agreed to be settled(1)	(44.0)	—	—

Outstanding at end of period	—	48.2	42.7

Authority remaining at end of period to repurchase or enter into equity forwards	38.8	15.7	18.7

(1)	On December 31, 2007, the Company and Citibank agreed to physically settle the contract as detailed below. Consequently, the common shares outstanding and shareholders’ equity on the Company’s year-end balance sheet reflect the physical settlement of the equity forward contract. As of December 31, 2007, the 44 million shares under this equity forward contract are reflected in treasury stock.

(2)	Shares withheld from stock option exercises and vesting of performance stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(3)	For equity forward contracts, the average purchase price per share for 2005 is calculated based on the average strike price of all equity forward contracts including those whose strike prices were amended and were net settled in cashless transactions. There were no such cashless transactions in 2006 or 2007.

Beginning on November 29, 2007, the Company amended or closed out certain equity forward contracts. On December 19, 2007, the Company entered into a series of transactions with its equity forward counterparties and Citibank to assign all of its remaining equity forward contracts, covering 44,039,890 shares, to Citibank. In connection with the assignment of the equity forward contracts, the Company and Citibank amended the terms of the equity forward contract to eliminate all stock price triggers (which had previously allowed the counterparty to terminate the contracts prior to their scheduled maturity date) and termination events based on the Company’s credit ratings. The strike price of the equity forward contract on December 19, 2007, was $45.25 with a maturity date of February 22, 2008. The new Citibank equity forward contract was 100 percent collateralized with cash. On December 31, 2007, the Company and Citibank agreed to physically settle the contract and the Company paid Citibank approximately $1.1 billion, the difference between the contract purchase price and the previous market closing price on the 44,039,890 shares. Consequently, the common shares outstanding and shareholders’ equity on the Company’s year-end balance sheet reflect the shares issued in the public offerings and the physical settlement of the equity forward contract. As of December 31, 2007, the 44 million shares under this equity forward contract are reflected in treasury stock. The Company paid Citibank the remaining balance of approximately $0.9 billion due under the contract on January 9, 2008. The Company now has no outstanding equity forward positions.

On December 31, 2007, the Company issued 101,781,170 shares of its common stock at a price of $19.65 per share. Net proceeds from the sale, after deducting underwriting fees and other fees and expenses of the offering, were approximately $1.9 billion. The Company used approximately $2.0 billion of the net proceeds from the sale of Series C Preferred Stock and the sale of its common stock to settle its outstanding equity forward contract (see Note 12, “Stockholders’ Equity,” for further discussion). The remaining proceeds will be used for general corporate purposes. The Company issued 9,781,170 shares of the 102 million share offering from its treasury stock. These shares were removed from treasury stock at an average cost of $43.13, resulting in a $422 million decrease to the balance of treasury stock with an offsetting $235 million decrease to retained earnings.

The closing price of the Company’s common stock on December 31, 2007 was $20.14.

RECENT DEVELOPMENTS

Higher Education Reauthorization

On October 30, 2007, the House and Senate passed S. 2258, “The Third Higher Education Extension Act of 2007,” which extends the authorization of the Higher Education Act through March 31, 2008. The reauthorization of the Higher Education Act remains one of the outstanding issues for this Congress.

On July 24, 2007, the Senate passed the full HEA reauthorization bill, S. 1642. The Senate bill includes some provisions that would affect the student loan programs. The Senate bill includes provisions that would regulate gifts, travel, entertainment, and services provided to institutions of higher education by guarantors and lenders. It includes new disclosure requirements on lenders and would prohibit schools from designating preferred lender lists. The Senate bill would allow schools to keep standard lists of lenders but would require the schools to include any lender on the list that requested inclusion. The bill would also eliminate school-as-lender, effective June 30, 2011.

On February 7, 2008, the House of Representatives passed H.R. 4137, the College Opportunity and Affordability Act of 2007, its version of the Higher Education Act Reauthorization. The legislation includes the previously-passed Student Loan Sunshine Act (H.R. 890). In addition, the House legislation includes provisions similar to Senate Banking Committee legislation, Private Student Loan Transparency, which provides for certain disclosures and prohibits certain activities in connection with Private Education Loans. Once House action is completed, it is expected that the House and Senate will resolve the differences between the two bills in conference committee and complete action on reauthorization prior to the expiration of the latest temporary extension.

Student Loan Sunshine Act

On May 9, 2007, the House of Representatives passed H.R. 890, a bipartisan version of the “Student Loan Sunshine Act.” The bill would establish greater disclosure requirements on schools and lenders for both FFELP loans and Private Education Loans. The legislation would require higher education institutions to establish “codes of conduct” that would include prohibition on many areas that have been cited as creating conflicts of interest. Areas specified by the legislation include gifts, consulting or other fees paid by lenders to financial aid officers and other school officials, fees or other material benefits, including profit or revenue sharing to institutions or their staff, staffing assistance, opportunity loans, and advisory councils. The legislation would require that schools include at least three unaffiliated lenders on any Preferred Lender List and disclose the rationale for recommending such lenders.

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

The bill’s disclosure requirements would:

•	Require all private education loan applications and solicitations to include a disclosure that includes the range of interest rates and fees available, in addition to other information regarding the terms and conditions of the loan;

•	Require lenders to provide a clear and concise disclosure of the rate, terms and conditions of a private education loan that has been approved for a student borrower and provide borrowers with a “cooling off” period after the borrower receives the required disclosure documents within which to accept the terms of the loan and consummate the transaction;

•	Provide for a right to cancel a private education loan without penalty within three business days of consummation;

•	Require that private education lenders provide additional disclosures at the time of loan and its consummation; and

•	Apply Truth in Lending Act (TILA) provisions to all private student loans.

The bill would also prohibit:

•	Private education lenders from offering or providing any gift to a covered educational institution or its employees and bar such institutions and their officers and employees from receiving such gift in exchange for any advantage or consideration provided to the lender related to its private education loan activities;

•	Private education lenders from engaging in revenue sharing with a covered educational institution;

•	Private education lenders from co-branding their private education loans in any way that implies that the covered educational institution endorses the private education loans offered by the lender;

•	Private education loan lenders from imposing a fee or penalty for early repayment or prepayment of any private education loans; and

•	Financial aid office employees at covered educational institutions who serve on a private education lender advisory board from receiving anything of value from the private education lender other than the reimbursement of reasonable expenses incurred in connection with their service on the advisory board.

Other Legislative Developments

On October 10, 2007, The House of Representatives passed H.R. 3056, the Tax Collection Responsibility Act of 2007. If enacted, this legislation would repeal the authority of the Internal Revenue Service (the “IRS”) to contract with private collection agencies for certain federal tax collections. The Company’s subsidiary, Pioneer Credit Recovery, is one of two agencies participating in the IRS pilot, testing the use of private collectors in improving federal tax collections. The Senate is not expected to act on corresponding repeal legislation this year. On December 17-18, 2007, the House and Senate passed an FY 2008 omnibus spending bill that did not eliminate or reduce funding for private debt collection, effectively keeping the program alive. Fee income generated from federal tax collections activity is currently de minimis to our APG business segment results of operations.

Merger-Related Developments

On April 16, 2007, the Company announced that a buyer group (“Buyer Group”) led by J.C. Flowers & Co. (“J.C. Flowers”), Bank of America, N.A. and JPMorgan Chase, N.A. signed a definitive agreement (“Merger Agreement”) to acquire the Company (the “Merger”) for approximately $25.3 billion or $60.00 per share of common stock. On January 25, 2008, the Company, Mustang Holding Company Inc. (“Mustang Holding”), Mustang Merger Sub, Inc. (“Mustang Sub”), J.C. Flowers, Bank of America, N.A. and JPMorgan Chase Bank, N.A. entered into a Settlement, Termination and Release Agreement (the “Agreement”). Under the Agreement, the lawsuit filed by the Company on October 8, 2007, related to the Merger, as well as all counterclaims, was dismissed and the Merger Agreement dated April 15, 2007, among the Company, Mustang Holding and Mustang Sub was terminated on January 25, 2008.

Ratings

Our management team intends to focus on maintaining, and ultimately improving, our credit ratings. Our credit ratings may affect, among other things, our cost of funding, especially in the unsecured debt markets, and, to a lesser extent, the volume and price of securitization transactions we can execute. Also, as discussed in “Item 1A. Risk Factors,” a decrease in our credit ratings may affect the ability of counterparties to terminate our swap contracts. We cannot provide any assurance that our recent offerings of common stock and Series C preferred stock, or any other amount of equity capital will be sufficient to maintain our ratings at any particular level. We may issue additional equity in the form of common stock as we deem necessary to maintain, and ultimately improve, our credit ratings.

Dividends

We have not paid dividends on our common stock since the execution of the Merger Agreement with the Buyer Group in April 2007. While the restriction on the payment of dividends under the Merger Agreement has been terminated, we expect to continue not paying dividends in the near term in order to focus on balance sheet improvement and expect to re-examine our dividend policy in the second half of 2008.

Management Changes and Sales of Securities

On December 12, 2007, the Company announced that Kevin F. Moehn, executive vice president, sales and originations, and June M. McCormack, executive vice president, servicing, technology and sales marketing, would be leaving the Company.

On December 14, 2007, we announced that our Board of Directors added the Chief Executive Officer title and responsibilities to our Executive Chairman Albert L. Lord. C.E. Andrews, our previous CEO, assumed the role of President.

On the same date, we announced we had opened our trading window for directors and executive officers for the first time since we commenced discussions with the Buyer Group in March 2007. Mr. Lord sold approximately 1.3 million shares of our common stock, or approximately 97 percent of the common stock that he owned before the sale, on the open market on December 14, 2007. Also on December 14, 2007, Mr. Charles

Daley, a director, sold approximately 80,023 shares of our common stock or approximately 68 percent of the common stock that he owned before the sale. Messrs. Lord and Daley have advised us that these actions were required under their respective borrowing arrangements.

On December 19, 2007, the Corporation and Mr. Moehn agreed on the terms and conditions of a separation agreement. The material terms of the separation agreement are detailed in the Company’s Form 8-K filed with the SEC on December 26, 2007.

On December 22, 2007, the Company and Ms. McCormack agreed on the terms and conditions of a separation agreement. The material terms of the separation agreement are detailed in the Company’s Form 8-K filed with the SEC on December 28, 2007.

On January 7, 2008, the Board of Directors of the Company appointed Anthony P. Terracciano as Chairman of the Board. Mr. Terracciano was also appointed Chairman of the Executive Committee of the Board. Albert L. Lord was appointed Vice Chairman of the Board and its Executive Committee and continues to serve as Chief Executive Officer. In addition, the Board announced the appointment of John (Jack) F. Remondi as Vice Chairman and Chief Financial Officer, effective January 8, 2008.

On January 17, 2008, the SEC requested that the Company provide information and documents regarding disclosures and actions taken by the Company in December 2007 before and after stock sales of SLM Corporation common stock by Company directors and executives. We are cooperating with the SEC in order to provide the requested information and documents.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 2 to the consolidated financial statements, “Significant Accounting Policies — Recently Issued Accounting Pronouncements.”

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity Analysis

The effect of short-term movements in interest rates on our results of operations and financial position has been limited through our interest rate risk management. The following tables summarize the effect on earnings for the years ended December 31, 2007 and 2006 and the effect on fair values at December 31, 2007 and 2006, based upon a sensitivity analysis performed by management assuming a hypothetical increase in market interest rates of 100 basis points and 300 basis points while funding spreads remain constant. Additionally, as it relates to the effect on earnings, a sensitivity analysis was performed assuming the LIBOR index increased 25 basis points while other indices remained constant. Both of these analyses do not consider any potential impairment to our Residual Interests that may result from a higher discount rate that would be used to compute the present value of the cash flows if long-term interest rates increased. See Note 9 to the consolidated financial statements, “Student Loan Securitization,” which details the potential decrease to fair value that could occur.

	Year Ended December 31, 2007
	Interest Rates:
	Change from		Change from		LIBOR index to other indices
	Increase of		Increase of		Increase
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$11	1%	$32	4%	$(196)	(23)%
Unrealized gains (losses) on derivative and hedging activities	213	16	375	28	80	6

Increase in net income before taxes	$224	46%	$407	85%	$(116)	(24)%

Increase in diluted earnings per share	$.361	16%	$.674	30%	$(.281)	(12)%

	Year Ended December 31, 2006
	Interest Rates:				LIBOR index
	Change from		Change from		to other indices
	Increase of		Increase of		Increase
	100 Basis		300 Basis		25 Basis
	Points		Points		Points
(Dollars in millions, except per share amounts)	$	%	$	%	$	%

Effect on Earnings
Increase/(decrease) in pre-tax net income before unrealized gains (losses) on derivative and hedging activities	$(4)	—%	$(20)	(1)%	$(120)	(14)%
Unrealized gains (losses) on derivative and hedging activities	136	59	215	93	(4)	—

Increase in net income before taxes	$132	7%	$195	10%	$(124)	(26)%

Increase in diluted earnings per share	$.213	8%	$.352	13%	$(.275)	(12)%

	At December 31, 2007
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP student loans	$111,552	$(303)	—%	$(603)	(1)%
Private Education Loans	17,289	—	—	—	—
Other earning assets	16,321	(20)	—	(59)	—
Other assets	15,092	(887)	(6)	(1,566)	(10)

Total assets	$160,254	$(1,210)	(1)%	$(2,228)	(1)%

Liabilities
Interest bearing liabilities	$141,055	$(1,424)	(1)%	$(3,330)	(2)%
Other liabilities	3,285	392	12	1,471	45

Total liabilities	$144,340	$(1,032)	(1)%	$(1,859)	(1)%

	At December 31, 2006
		Interest Rates:
		Change from		Change from
		Increase of		Increase of
		100 Basis		300 Basis
		Points		Points
(Dollars in millions)	Fair Value	$	%	$	%

Effect on Fair Values
Assets
Total FFELP student loans	$87,797	$(182)	—%	$(313)	—%
Private Education Loans	12,063	—	—	—	—
Other earning assets	9,950	(38)	—	(109)	(1)
Other assets	10,299	(436)	(4)	(750)	(7)

Total assets	$120,109	$(656)	(1)%	$(1,172)	(1)%

Liabilities
Interest bearing liabilities	$108,142	$(1,427)	(1)%	$(3,610)	(3)%
Other liabilities	3,680	877	24	2,613	71

Total liabilities	$111,822	$(550)	—%	$(997)	(1)%

A primary objective in our funding is to minimize our sensitivity to changing interest rates by generally funding our floating rate student loan portfolio with floating rate debt. However, as discussed under “LENDING BUSINESS SEGMENT — Summary of our Managed Student Loan Portfolio — Floor Income,” we can have a fixed versus floating mismatch in funding if the student loan earns at the fixed borrower rate and the funding remains floating. In addition, we can have a mismatch in the index of floating rate debt versus floating rate assets.

During the year ended December 31, 2007 and 2006, certain FFELP student loans were earning Floor Income and we locked in a portion of that Floor Income through the use of futures and Floor Income Contracts. The result of these hedging transactions was to convert a portion of the fixed rate nature of student loans to variable rate, and to fix the relative spread between the student loan asset rate and the variable rate liability.

In the above table, under the scenario where interest rates increase 100 and 300 basis points, the change in pre-tax net income before the unrealized gains (losses) on derivative and hedging activities is primarily due to the impact of (i) our off-balance sheet hedged FFELP Consolidation Loan securitizations and the related

Embedded Floor Income recognized as part of the gain on sale, which results in a decrease in payments on the written Floor contracts that more than offset impairment losses on the Embedded Floor Income in the Residual Interest; (ii) our unhedged on-balance sheet loans not currently having significant Floor Income due to a higher interest rate environment, which results in these loans being more variable rate; (iii) a portion of our fixed rate assets being funded with variable debt and (iv) a portion of our variable assets being funded with fixed debt. Items (i) and (iv) will generally cause income to increase when interest rates increase from a low interest rate environment, whereas, items (ii) and (iii) will generally offset this increase. In the 100 and 300 basis point scenario for the year ended December 31, 2007, items (i) and (iv) had a greater impact than item (ii) resulting in a net gain. Items (ii) and (iii) had a bigger impact in both scenarios than item (i) for the year ended December 31, 2006 due to the higher interest rate environment that existed.

Under the scenario in the tables above, where the LIBOR index increases 25 basis points while other indices remain constant, the main driver of the decrease in pre-tax income before unrealized gains (losses) on derivative and hedging activities is the result of LIBOR-based debt funding commercial paper-indexed assets. See “RISKS — Interest Rate Risk Management — Asset and Liability Funding Gap” for a further discussion.

In addition to interest rate risk addressed in the preceding tables, the Company is also exposed to risks related to foreign currency exchange rates. Foreign currency exchange risk is primarily the result of foreign denominated debt issued by the Company. As it relates to the Company’s corporate unsecured and securitization debt programs used to fund the Company’s business, the Company’s policy is to use cross currency interest rate swaps to swap all foreign denominated debt payments (fixed and floating) to U.S. dollar LIBOR using a fixed exchange rate. In the tables above, there would be an immaterial impact on earnings if exchange rates were to decrease or increase, due to the terms of the hedging instrument and hedged items matching. The balance sheet interest bearing liabilities would be affected by a change in exchange rates, however, the change would be materially offset by the cross currency interest rate swaps in other assets or other liabilities. In addition, the Company has foreign exchange risk as a result of international operations, however, the exposure is minimal at this time.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Nothing to report.

PART III.

Item 10.	Directors, Executive Officers and Corporate Guidance

The information regarding directors and executive officers set forth under the headings “Proposal 1: Election of Directors” and “Executive Officers” in the Proxy Statement to be filed on schedule 14A relating to the Company’s Annual Meeting of Stockholders scheduled to be held on May 8, 2008 (the “2008 Proxy Statement”) is incorporated by reference in this section.

The information regarding reports filed under Section 16 of the Securities and Exchange Act of 1934 set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of our 2008 Proxy Statement is incorporated by reference in this section.

The information regarding the Company’s Code of Business Conduct set forth under the heading “Code of Business Conduct” of our 2008 Proxy Statement is incorporated by reference in this section.

The information regarding the Company’s process regarding nominees to the board of directors and the identification of the “audit committee financial experts” set forth under the heading “Corporate Governance” of our 2008 Proxy Statement is incorporated by reference in this section.

Item 11.	Executive Compensation

The information set forth under the caption “Executive Compensation” in the Proxy Statement is incorporated into this Annual Report by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in Note 14 to the consolidated financial statements, “Stock-Based Compensation Plans and Arrangements,” listed under the heading “(a) 1.A. Financial Statements” of Item 15 hereof and the information set forth under the captions “Stock Ownership” and “General Information — Principal Shareholders” in the Proxy Statement is incorporated by reference in this section. There are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

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

     4.  Appendices

Appendix A — Federal Family Education Loan Program

(b)	Exhibits

*2		Agreement and Plan of Reorganization by and among the Student Loan Marketing Association, SLM Holding Corporation, and Sallie Mae Merger Company
**3	.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 4.1 of SLM Corporation’s Current Report on Form 8-K dated January 2, 2008.
**3	.2	Amended By-Laws of the Registrant
*10	.3††	Deferred Compensation Plan for Directors
*10	.4††	Incentive Performance Plan
*10	.7††	Supplemental Pension Plan
*10	.8††	Supplemental Employees’ Thrift & Savings Plan (Sallie Mae 401(K) Supplemental Savings Plan)
***10	.9††	Directors Stock Plan
***10	.10††	Management Incentive Plan
10	.11††	Employee Stock Option Plan
10	.12††	Amended and Restated Employees’ Stock Purchase Plan
10	.13†††	Employment Agreement between the Registrant and Albert L. Lord, Vice Chairman of the Board of Directors and Chief Executive Officer, dated as of January 1, 2003

10	.14†††	Employment Agreement between the Registrant and Thomas J. Fitzpatrick, President and Chief Operating Officer, dated as of January 1, 2003
10	.15(*)	Employment Agreement between the Registrant and C.E. Andrews, Executive Vice President, Accounting and Risk Management, dated as of February 24, 2004
•10	.16	Named Executive Officer Compensation
•10	.17	Summary of Non-Employee Director Compensation
•10	.18	Limited Liability Company Agreement of Education First Marketing LLC
•10	.19	Limited Liability Company Agreement of Education First Finance LLC
••10	.20	Settlement Agreement and Release(1)
••10	.21	First Amendment to Settlement Agreement and Release(1)
••10	.22	Second Amendment to Settlement Agreement and Release(1)
•••10	.23	Employment Agreement between Registrant and Thomas J. Fitzpatrick, President and Chief Executive Officer, effective as of June 1, 2005
++10	.24	Sallie Mae Deferred Compensation Plan for Key Employees Restatement Effective January 1, 2005
++10	.25	SLM Corporation Incentive Plan Performance Stock Term Sheet ”Core” Net Income Target
++10	.26	Stock Option Agreement SLM Corporation Incentive Plan Net-Settled, Price-Vested Options — 1 year minimum — 2006
++10	.27	SLM Corporation Change in Control Severance Plan for Senior Officers
+10	.28	Confidential Agreement and Release between the Registrant and Kevin F. Moehn, dated December 19, 2007
+10	.29	Confidential Agreement and Release between the Registrant and June M. McCormack, dated December 22, 2007
14†		Code of Business Conduct
*21		Subsidiaries of the Registrant
+23		Consent of PricewaterhouseCoopers LLP
+31	.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
+31	.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
+32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003
+32	.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Incorporated by reference to the correspondingly numbered exhibits to the Registrant’s Registration Statement on Form S-4, as amended (File No. 333-21217)

**	Incorporated by reference to the correspondingly numbered exhibits to the Registrant’s Registration on Form S-1 (File No. 333-38391)

***	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the Securities and Exchange Commission on April 10, 1998 (File No. 001-13251)

†	Filed with the Securities and Exchange Commission with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

††	Management Contract or Compensatory Plan or Arrangement

†††	Filed with the Securities and Exchange Commission with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003

(*)	Filed with the Securities and Exchange Commission with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004

•	Filed with the Securities and Exchange Commission with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004

••	Filed with the Securities and Exchange Commission with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005

•••	Filed with the Securities and Exchange Commission with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005

++	Filed with the Securities and Exchange Commission with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

+	Filed with the Securities and Exchange Commission with this Form 10-K

(1)	Confidential Treatment has been requested as to certain portions of these exhibits. Such portions have been omitted. We separately filed with the Securities and Exchange Commission a complete set of these exhibits, including the portions omitted in our filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: February 29, 2008

SLM CORPORATION

By:	/s/ Albert L. Lord
Albert L. Lord
Vice Chairman and Chief Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert L. Lord Albert L. Lord	Vice Chairman and Chief Executive Officer (Principal Executive Officer)	February 29, 2008

/s/ John F. Remondi John F. Remondi	Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

/s/ Anthony P. Terracciano Anthony P. Terracciano	Chairman of the Board of Directors	February 29, 2008

/s/ Ann Torre Bates Ann Torre Bates	Director	February 29, 2008

/s/ Charles L. Daley Charles L. Daley	Director	February 29, 2008

/s/ William M. Diefenderfer, III William M. Diefenderfer, III	Director	February 29, 2008

/s/ Diane Suitt Gilleland Diane Suitt Gilleland	Director	February 29, 2008

/s/ Earl A. Goode Earl A. Goode	Director	February 29, 2008

/s/ Ronald F. Hunt Ronald F. Hunt	Director	February 29, 2008

/s/ Benjamin J. Lambert, III Benjamin J. Lambert, III	Director	February 29, 2008

Signature	Title	Date

/s/ Barry A. Munitz Barry A. Munitz	Director	February 29, 2008

/s/ A. Alexander Porter, Jr. A. Alexander Porter, Jr.	Director	February 29, 2008

/s/ Wolfgang Schoellkopf Wolfgang Schoellkopf	Director	February 29, 2008

/s/ Steven L. Shapiro Steven L. Shapiro	Director	February 29, 2008

/s/ Barry L. Williams Barry L. Williams	Director	February 29, 2008

CONSOLIDATED FINANCIAL STATEMENTS
INDEX

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management also used an IT governance framework that is based on the COSO framework, Control Objectives for Information and related Technology, which was issued by the Information Systems Audit and Control Association and the IT Governance Institute. Based on our assessment and those criteria, management concluded that, as of December 31, 2007, our internal control over financial reporting is effective.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report which appears below.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SLM Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of SLM Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, VA
February 29, 2008

SLM CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per share amounts)

	December 31,	December 31,
	2007	2006

Assets
FFELP Stafford and Other Student Loans (net of allowance for losses of $47,518 and $8,701, respectively)	$35,726,062	$24,840,464
FFELP Consolidation Loans (net of allowance for losses of $41,211 and $11,614, respectively)	73,609,187	61,324,008
Private Education Loans (net of allowance for losses of $885,931 and $308,346, respectively)	14,817,725	9,755,289
Other loans (net of allowance for losses of $47,004 and $20,394, respectively)	1,173,666	1,308,832
Investments
Available-for-sale	2,871,340	2,464,121
Other	93,040	99,330

Total investments	2,964,380	2,563,451
Cash and cash equivalents	7,582,031	2,621,222
Restricted cash and investments	4,600,106	3,423,326
Retained Interest in off-balance sheet securitized loans	3,044,038	3,341,591
Goodwill and acquired intangible assets, net	1,300,689	1,371,606
Other assets	10,747,107	5,585,943

Total assets	$155,564,991	$116,135,732

Liabilities
Short-term borrowings	$35,947,407	$3,528,263
Long-term borrowings	111,098,144	104,558,531
Other liabilities	3,284,545	3,679,781

Total liabilities	150,330,096	111,766,575

Commitments and contingencies

Minority interest in subsidiaries	11,360	9,115

Stockholders’ equity
Preferred stock, par value $.20 per share, 20,000 shares authorized: Series A: 3,300 and 3,300 shares issued, respectively, at stated value of $50 per share; Series B: 4,000 and 4,000 shares issued, respectively, at stated value of $100 per share	565,000	565,000
Series C, 7.25% mandatory convertible preferred stock, 1,150 shares authorized; 1,000 and 0 shares issued, respectively, at liquidation preference of $1,000 per share	1,000,000	—
Common stock, par value $.20 per share, 1,125,000 shares authorized: 532,493 and 433,113 shares issued, respectively	106,499	86,623
Additional paid-in capital	4,590,174	2,565,211
Accumulated other comprehensive income (net of tax of $124,468 and $183,684, respectively)	236,364	349,111
Retained earnings	557,204	1,834,718

Stockholders’ equity before treasury stock	7,055,241	5,400,663
Common stock held in treasury at cost: 65,951 and 22,496 shares, respectively	1,831,706	1,040,621

Total stockholders’ equity	5,223,535	4,360,042

Total liabilities and stockholders’ equity	$155,564,991	$116,135,732

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars and shares in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005

Interest income:
FFELP Stafford and Other Student Loans	$2,060,993	$1,408,938	$1,014,851
FFELP Consolidation Loans	4,343,138	3,545,857	2,500,008
Private Education Loans	1,456,471	1,021,221	633,884
Other loans	105,843	97,954	84,664
Cash and investments	707,577	503,002	276,756

Total interest income	8,674,022	6,576,972	4,510,163
Total interest expense	7,085,772	5,122,855	3,058,718

Net interest income	1,588,250	1,454,117	1,451,445
Less: provisions for loan losses	1,015,308	286,962	203,006

Net interest income after provisions for loan losses	572,942	1,167,155	1,248,439

Other income:
Gains on student loan securitizations	367,300	902,417	552,546
Servicing and securitization revenue	437,097	553,541	356,730
Losses on loans and securities, net	(95,492)	(49,357)	(63,955)
Gains (losses) on derivative and hedging activities, net	(1,360,584)	(339,396)	246,548
Guarantor servicing fees	156,429	132,100	115,477
Contingency fee revenue	335,737	396,830	359,907
Collections revenue	271,547	239,829	166,840
Other	385,075	338,307	273,259

Total other income	497,109	2,174,271	2,007,352
Operating expenses:
Salaries and benefits	773,863	703,210	625,024
Other	777,984	642,942	513,304

Total operating expenses	1,551,847	1,346,152	1,138,328

Income (loss) before income taxes and minority interest in net earnings of subsidiaries	(481,796)	1,995,274	2,117,463
Income tax expense	412,283	834,311	728,767

Income (loss) before minority interest in net earnings of subsidiaries	(894,079)	1,160,963	1,388,696
Minority interest in net earnings of subsidiaries	2,315	4,007	6,412

Net income (loss)	(896,394)	1,156,956	1,382,284
Preferred stock dividends	37,145	35,567	21,903

Net income (loss) attributable to common stock	$(933,539)	$1,121,389	$1,360,381

Basic earnings (loss) per common share	$(2.26)	$2.73	$3.25

Average common shares outstanding	412,233	410,805	418,374

Diluted earnings (loss) per common share	$(2.26)	$2.63	$3.05

Average common and common equivalent shares outstanding	412,233	451,170	460,260

Dividends per common share	$.25	$.97	$.85

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

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share and per share amounts)

								Accumulated
	Preferred						Additional	Other			Total
	Stock	Common Stock Shares			Preferred	Common	Paid-In	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Issued	Treasury	Outstanding	Stock	Stock	Capital	Income (Loss)	Earnings	Stock	Equity

Balance at December 31, 2006	7,300,000	433,112,982	(22,496,170)	410,616,812	$565,000	$86,623	$2,565,211	$349,111	$1,834,718	$(1,040,621)	$4,360,042

Comprehensive income:

Net income									(896,394)		(896,394)

Other comprehensive income:

Change in unrealized gains (losses) on investments, net of tax								(101,591)			(101,591)

Change in unrealized gains (losses) on derivatives, net of tax								(15,004)			(15,004)

Defined benefit pension plans adjustment								3,848			3,848

Comprehensive income											(1,009,141)

Cash dividends:

Common stock ($.25 per share)									(102,658)		(102,658)

Preferred stock, Series A ($3.49 per share)									(11,500)		(11,500)

Preferred stock, Series B ($6.25 per share)									(24,796)		(24,796)

Preferred stock, Series C ($.20 per share)									(201)		(201)

Restricted stock dividend									(8)		(8)

Issuance of common shares		99,380,099	9,816,534	109,196,633		19,876	1,940,708		(235,548)	423,446	2,148,482

Issuance of preferred shares	1,000,000				1,000,000		(30,678)		(648)		968,674

Tax benefit related to employee stock option and purchase plan							49,016				49,016

Stock-based compensation cost							65,917				65,917

Cumulative effect of accounting change									(5,761)		(5,761)

Repurchase of common shares:

Open market repurchases			(1,809,700)	(1,809,700)						(65,018)	(65,018)

Equity forward settlement:

Settlement cost, cash			(4,110,929)	(4,110,929)						(164,437)	(164,437)

(Gain)/loss on settlement			—	—						54,716	54,716

Equity forwards agreed to be settled:

Settlement cost, cash			(44,039,890)	(44,039,890)						(1,992,938)	(1,992,938)

(Gain)/loss on settlement			—	—						1,105,975	1,105,975

Benefit plans			(3,311,239)	(3,311,239)						(152,829)	(152,829)

Balance at December 31, 2007	8,300,000	532,493,081	(65,951,394)	466,541,687	$1,565,000	$106,499	$4,590,174	$236,364	$557,204	$(1,831,706)	$5,223,535

See accompanying notes to consolidated financial statements.

SLM CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005

Operating activities
Net income (loss)	$(896,394)	$1,156,956	$1,382,284
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gains on student loan securitizations	(367,300)	(902,417)	(552,546)
Losses on loans and securities, net	95,492	49,357	63,955
Stock-based compensation cost	74,621	81,163	19,592
Unrealized (gains)/losses on derivative and hedging activities, excluding equity forwards	(214,963)	(128,529)	(514,362)
Unrealized (gains)/losses on derivative and hedging activities — equity forwards	1,558,025	359,193	(120,433)
Provisions for loan losses	1,015,308	286,962	203,006
Minority interest, net	(779)	(2,461)	(7,835)
Mortgage loans originated	(546,773)	(1,291,782)	(1,746,986)
Proceeds from sales of mortgage loans	615,274	1,364,448	1,692,923
(Increase) in purchased paper-mortgages, net	(618,117)	(214,916)	(88,638)
(Increase) decrease in restricted cash — other	(84,537)	71,312	18,640
(Increase) in accrued interest receivable	(1,046,124)	(970,580)	(788,819)
Increase in accrued interest payable	214,401	277,617	260,505
Adjustment for non-cash (income)/loss related to Retained Interest	279,246	157,715	258,351
Decrease in other assets, goodwill and acquired intangible assets, net	761,787	730,221	307,543
(Decrease) increase in other liabilities	(890,464)	(215,838)	371,650

Total adjustments	845,097	(348,535)	(623,454)

Net cash (used in) provided by operating activities	(51,297)	808,421	758,830

Investing activities
Student loans acquired	(39,303,005)	(36,364,686)	(29,463,704)
Loans purchased from securitized trusts (primarily loan consolidations)	(4,326,221)	(7,394,655)	(9,491,668)
Reduction of student loans:
Installment payments, claims and other	11,290,499	10,569,365	8,503,141
Proceeds from securitization of student loans treated as sales	1,976,599	19,521,365	13,520,208
Proceeds from sales of student loans	1,013,295	101,212	167,410
Other loans — originated	(3,396,501)	(2,082,670)	(565,070)
Other loans — repaid	3,420,187	1,834,471	523,473
Other investing activities, net	(358,209)	(210,969)	(192,684)
Purchases of available-for-sale securities	(90,087,504)	(85,189,100)	(66,259,431)
Proceeds from sales of available-for-sale securities	73,217	25,941	624,960
Proceeds from maturities of available-for-sale securities	89,353,103	85,015,345	66,700,950
Purchases of held-to-maturity and other securities	(330,450)	(1,066,290)	(903,328)
Proceeds from maturities of held-to-maturity securities and other securities	435,468	1,278,897	904,179
(Increase) in restricted cash — on-balance sheet trusts	(1,293,846)	(304,749)	(990,961)
Return of investment from Retained Interest	276,996	140,435	256,712
Purchase of subsidiaries, net of cash acquired	—	(339,836)	(237,919)

Net cash used in investing activities	(31,256,372)	(14,465,924)	(16,903,732)

Financing activities
Short-term borrowings issued	7,773,453	16,803,116	59,820,213
Short-term borrowings repaid	(8,581,112)	(16,618,913)	(59,907,574)
Long-term borrowings issued	1,567,602	11,739,249	10,250,879
Long-term borrowings repaid	(3,188,249)	(4,744,432)	(1,835,538)
Borrowings collateralized by loans in trust — issued	23,943,837	12,984,937	12,913,991
Borrowings collateralized by loans in trust — repaid	(6,429,648)	(5,578,268)	(6,673,974)
Asset-backed commercial paper conduits — net activity	21,073,857	(6,173)	1,314,645
Other financing activities, net	(39,597)	(41,837)	(119,050)
Excess tax benefit from the exercise of stock-based awards	30,316	32,985	—
Common stock issued	2,125,111	192,520	249,944
Net settlements on equity forward contracts	(614,217)	(66,925)	(52,965)
Common stock repurchased	(2,222,394)	(482,855)	(732,342)
Common dividends paid	(102,658)	(398,414)	(355,368)
Preferred stock issued	968,674	—	396,745
Preferred dividends paid	(36,497)	(34,920)	(21,536)

Net cash provided by financing activities	36,268,478	13,780,070	15,248,070

Net increase (decrease) in cash and cash equivalents	4,960,809	122,567	(896,832)
Cash and cash equivalents at beginning of year	2,621,222	2,498,655	3,395,487

Cash and cash equivalents at end of year	$7,582,031	$2,621,222	$2,498,655

Cash disbursements made for:
Interest	$6,897,773	$4,512,737	$2,587,582

Income taxes	$1,097,340	$770,004	$476,923

See accompanying notes to consolidated financial statements.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

1.	Organization and Business

SLM Corporation (the “Company”) is a holding company that operates through a number of subsidiaries. The Company was formed 35 years ago as the Student Loan Marketing Association, a federally chartered government-sponsored enterprise (the “GSE”), with the goal of furthering access to higher education by acting as a secondary market for student loans. In 2004, the Company completed its transformation to a private company through its wind-down of the GSE. The GSE’s outstanding obligations were placed into a Master Defeasance Trust Agreement as of December 29, 2004, which was fully collateralized by direct, noncallable obligations of the United States.

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

The Company has expanded into a number of fee-based businesses, most notably its Asset Performance Group (“APG”), formerly known as Debt Management Operations (“DMO”) business, which is presented as a distinct segment in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information.” The Company’s APG business provides a wide range of accounts receivable and collections services including student loan default aversion services, defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, and accounts receivable management and collection for purchased portfolios of receivables that are delinquent or have been charged off by their original creditors as well as sub-performing and non-performing mortgage loans.

The Company also earns fees for a number of services including student loan and guarantee servicing, 529 college-savings plan administration services, and for providing processing capabilities and information technology to educational institutions. The Company also operates a consumer savings network through Upromise, Inc. (“Upromise”).

On April 16, 2007, the Company announced that a buyer group (“Buyer Group”) led by J.C. Flowers & Co. (“J.C. Flowers”), Bank of America, N.A. and JPMorgan Chase, N.A. signed a definitive agreement (“Merger Agreement”) to acquire the Company (the “Merger”) for approximately $25.3 billion or $60.00 per share of common stock. On January 25, 2008, the Company, Mustang Holding Company Inc. (“Mustang Holding”), Mustang Merger Sub, Inc. (“Mustang Sub”), J.C. Flowers, Bank of America, N.A. and JPMorgan Chase Bank, N.A. entered into a Settlement, Termination and Release Agreement (the “Agreement”). Under the Agreement, the lawsuit filed by the Company on October 8, 2007, related to the Merger, as well as all counterclaims, was dismissed and the Merger Agreement dated April 15, 2007, among the Company, Mustang Holding and Mustang Sub was terminated on January 25, 2008.

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

If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and therefore carried at amortized cost. Any loans held for sale are carried at the lower of cost or fair value. The Company actively securitizes loans but securitization is viewed as one of many different sources of financing. At the time of a funding need, the most advantageous funding source is identified and, if that source is the securitization program, loans are selected based on the required characteristics to structure the desired transaction (e.g., type of loan, mix of interim vs. repayment status, credit rating, maturity dates, etc.). The Company structures securitizations to obtain the most favorable financing terms and as a result, due to some of the structuring terms, certain transactions qualify for sale treatment under SFAS No. 140 while others do not qualify for sale treatment and are recorded as financings. All student loans are initially categorized as held for investment until there is certainty as to each specific loan’s ultimate financing because

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

Student Loan Income

The Company recognizes student loan interest income as earned, adjusted for the amortization of premiums and capitalized direct origination costs, accretion of discounts, and after giving effect to borrower utilization of incentives for timely payment (“Repayment Borrower Benefits”). These adjustments are made in accordance with SFAS No. 91, “Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” which requires income to be recognized based upon the expected yield of the loan over its life after giving effect to prepayments and extensions, and to estimates related to Repayment Borrower Benefits. Premiums, discounts, and capitalized direct origination costs are amortized over the estimated life of the loan, which includes an estimate of prepayment speeds. The estimate of the prepayment speed must consider the effect of consolidations, voluntary prepayments and student loan defaults, all of which shorten the life of loan. Prepayment speed estimates must also consider the utilization of deferment and forbearance, which lengthen the life of loan, coupled with management’s expectation of future activity. For Repayment Borrower Benefits, the estimates of their effect on student loan yield are based on analyses of historical payment behavior of borrowers who are eligible for the incentives and its effect on the ultimate qualification rate for these incentives. The Company periodically evaluates the assumptions used to estimate its loan life and the qualification rates used for Repayment Borrower Benefits. In instances where there are modifications to the assumptions, amortization is adjusted on a cumulative basis to reflect the change since the acquisition of the loan. The Company pays an annual 105 basis point Consolidation Loan Rebate Fee on FFELP Consolidation Loans which is netted against student loan income. Additionally, interest earned on student loans reflects potential non-payment adjustments in accordance with the Company’s non-accrual policy as discussed further in “Allowance for Student Loan Losses” below.

The Company recognizes certain fee income (primarily late fees and forbearance fees) on student loans according to the contractual provisions of the promissory notes, as well as the Company’s expectation of collectability. Student loan fee income is recorded when earned in “other income” in the consolidated statements of income.

Allowance for Student Loan Losses

The Company has established an allowance for student loan losses that is an estimate of probable losses incurred in the FFELP and Private Education Loan portfolios at the balance sheet date. The Company presents student loans net of the allowance on the balance sheet. Estimated probable losses are expensed through the provision for loan losses in the period that the loss event occurs. Estimated probable losses contemplate expected recoveries. When a charge-off event occurs, the carrying value of the loan is charged to the

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

allowance for loan loss. The amount attributable to expected recoveries remains in the allowance for loan loss until received.

In evaluating the adequacy of the allowance for losses on the Private Education Loan portfolio, the Company considers several factors including the credit profile of the borrower and/or cosigner, the loan’s payment status (e.g., whether the loan is in repayment versus in a permitted non-paying status), months since initially entering repayment, delinquency status, type of program, trends in program completion/graduation rates, and trends in defaults in the portfolio based on Company, industry and economic data. (See also Note 4, “Allowance for Loan Losses.”) When calculating the Private Education Loan allowance for losses, the Company’s methodology divides the portfolio into categories of similar risk characteristics based on loan program type, underwriting criteria and the existence or absence of a cosigner, with a further breakdown for each of the factors mentioned above within these categories. The Company then applies default and recovery rate projections to each category. Private Education Loan principal is charged off against the allowance when the loan exceeds 212 days delinquency. Subsequent recoveries on loans charged off are recorded directly to the allowance. The Company’s collection policies allow for periods of nonpayment for borrowers experiencing temporary difficulty meeting payment obligations which are referred to as forbearance.

The Company uses a similar methodology applying the same factors (where relevant) when estimating losses for the Risk Sharing on FFELP loans.

The Company’s non-accrual policy for Private Education Loans relies on the same loan status migration methodology used for its principal balances to estimate the amount of interest income recognized in the current period that the Company does not expect to collect in subsequent periods. The provision for estimated losses on accrued interest is classified as a reduction in student loan interest income.

When Private Education Loans in the Company’s off-balance sheet securitized trusts settling before September 30, 2005 become 180 days delinquent, the Company will typically exercise its contingent call option (the Company does not hold the contingent call option for any trusts settling after September 30, 2005) to repurchase these loans at par value and record a loss for the difference in the par value paid and the fair market value of the loan at the time of purchase, in accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The losses recorded upon repurchase, pertaining to the contingent call option and speciality claims, for the years ended December 31, 2007, 2006, and 2005 were $123 million, $48 million, and $32 million, respectively, and were recorded in the “Losses on loans and securities, net” line item in the consolidated statements of income. Subsequent to buyback, the Company accounts for these loans under SOP 03-3 in the same manner as discussed under “Collections revenue.” Interest income recognized is recorded as part of student loan interest income.

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

Securities pledged as collateral related to the Company’s derivative portfolio and not classified as restricted (due to the counterparty not having rights of rehypothecation) are disclosed as such. Additionally, the Company’s indentured trusts deposit cash balances in guaranteed investment contracts that are held in trust for the related note holders and are classified as restricted investments. Finally, cash received from lending institutions that is invested pending disbursement for student loans is restricted and cannot be disbursed for any other purpose.

Investments

Investments are held to provide liquidity and to serve as a source of income. The majority of the Company’s investments are classified as available-for-sale and such securities are carried at market value, with the temporary changes in market value carried as a separate component of stockholders’ equity. Changes in the market value for available-for-sale securities that have been designated as the hedged item in a SFAS No. 133 fair value hedge (as it relates to the hedged risks) are recorded in the “gains (losses) on derivative and hedging activities, net” line in the consolidated statements of income offsetting changes in fair value of the derivative which is hedging such investment. Temporary changes in market value of the security as it relates to non hedged risks, are carried as a separate component of stockholders’ equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method. Impairment is evaluated considering several factors including the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer; and the intent and ability to retain the investment in order to allow for an anticipated recovery in market value. If, based on the analysis, it is determined that the impairment is other than temporary, the investment is written down to fair value and a loss is recognized through earnings. Securities classified as trading are accounted for at fair market value with unrealized gains and losses included in investment income. Securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity and are accounted for at amortized cost.

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

contracts that qualify and are designated as hedges under GAAP. Interest expense also includes the amortization of deferred gains and losses on closed hedge transactions that qualified as cash flow hedges. Amortization of debt issue costs, premiums, discounts and terminated hedge basis adjustments are recognized using the effective interest rate method.

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

The Company assesses the financial structure of each securitization to determine whether the trust or other securitization vehicle meets the sale criteria as defined in SFAS No. 140 and accounts for the transaction accordingly. To be a QSPE, the trust must meet all of the following conditions:

•	It is demonstrably distinct from the Company and cannot be unilaterally dissolved by the Company and at least 10 percent of the fair value of its interests is held by independent third parties.

•	The permitted activities in which the trust can participate are significantly limited. These activities must be entirely specified in the legal documents at the inception of the QSPE.

•	There are limits to the assets the QSPE can hold; specifically, it can hold only financial assets transferred to it that are passive in nature, passive derivative instruments pertaining to the beneficial interests held by independent third parties, servicing rights, temporary investments pending distribution to security holders and cash.

•	It can only dispose of its assets in automatic response to the occurrence of an event specified in the applicable legal documents and must be outside the control of the Company.

In certain securitizations there are certain terms present within the deal structure that result in such securitizations not qualifying for sale treatment by failing to meet the criteria required for the securitization entity (trust) to be a QSPE. Accordingly, these securitization trusts are accounted for as variable interest entities (“VIEs”). Because the Company is considered the primary beneficiary in such VIEs, the transfer is deemed a financing and the trust is consolidated in the financial statements. The terms present in these structures that prevent sale treatment are: (1) the Company holds rights that can affect the remarketing of specific trust bonds that are not significantly limited, (2) the trust has the right to enter into interest rate cap agreements after its settlement date that do not relate to the reissuance of third-party beneficial interests and (3) the Company may hold an unconditional call option related to a certain percentage of trust assets.

Retained Interest

The Company securitizes its student loan assets, and for transactions qualifying as sales, retains Residual Interests and servicing rights (as the Company retains the servicing responsibilities), all of which are referred to as the Company’s Retained Interest in off-balance sheet securitized loans. The Residual Interest is the right to receive cash flows from the student loans and reserve accounts in excess of the amounts needed to pay servicing, derivative costs (if any), other fees, and the principal and interest on the bonds backed by the

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

student loans. The investors of the securitization trusts have no recourse to the Company’s other assets should there be a failure of the trusts to pay when due.

When the Company qualifies for GAAP sale treatment on its securitizations, it recognizes the resulting gain on student loan securitizations in the consolidated statements of income. This gain is based upon the difference between the allocated cost basis of the assets sold and the relative fair value of the assets received. The component in determining the fair value of the assets received that involves the most judgment is the valuation of the Residual Interest. The Company estimates the fair value of the Residual Interest, both initially and each subsequent quarter, based on the present value of future expected cash flows using management’s best estimates of the following key assumptions — credit losses, prepayment speeds, the forward interest rate curve and discount rates commensurate with the risks involved. Quoted market prices are not available. The Company accounts for the majority of the Residual Interests as available-for-sale securities. Accordingly, those Residual Interests are reflected at market value with temporary changes in market value reflected as a component of accumulated other comprehensive income in stockholders’ equity. The Company adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” effective January 1, 2007, whereby the Company elected to carry the Residual Interest on the Private Education Loan securitization which settled in the first quarter of 2007 at fair value with subsequent changes in fair value recorded in earnings.

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

The Company also receives income for servicing the loans in its securitization trusts which is recognized as earned. The Company assesses the amounts received as compensation for these activities at inception and on an ongoing basis to determine if the amounts received are adequate compensation as defined in SFAS No. 140. To the extent such compensation is determined to be no more or less than adequate compensation, no servicing asset or obligation is recorded at the time of securitization. Servicing rights are subsequently carried at the lower of cost or market. At December 31, 2007 and 2006, the Company did not have servicing assets or liabilities recorded on the balance sheet.

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

contracts, be recorded at fair value on the balance sheet as either an asset or liability. The Company determines the fair value for its derivative contracts primarily using pricing models that consider current market conditions and the contractual terms of the derivative contract. These factors include interest rates, time value, forward interest rate curve, volatility factors, forward foreign exchange rates, and the closing price of the Company’s stock (related to its equity forward contracts). The fair values of some derivatives are determined using counterparty valuations. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized with regard to derivatives, and the use of different pricing models or assumptions could produce different financial results. As a matter of policy, the Company compares the fair values of its derivatives that it calculates to those provided by its counterparties. Any significant differences are identified and resolved appropriately.

Many of the Company’s derivatives, mainly interest rate swaps hedging the fair value of fixed rate assets and liabilities, cross-currency interest rate swaps, and certain Eurodollar futures contracts, qualify as effective hedges under SFAS No. 133. For these derivatives, the relationship between the hedging instrument and the hedged items (including the hedged risk and method for assessing effectiveness), as well as the risk management objective and strategy for undertaking various hedge transactions at the inception of the hedging relationship is documented. Each derivative is designated to either a specific asset or liability on the balance sheet or expected future cash flows, and designated as either a fair value or a cash flow hedge. Fair value hedges are designed to hedge the Company’s exposure to changes in fair value of a fixed rate or foreign denominated asset or liability (“fair value” hedge), while cash flow hedges are designed to hedge the Company’s exposure to variability of either a floating rate asset’s or liability’s cash flows or an expected fixed rate debt issuance (“cash flow” hedge). For effective fair value hedges, both the hedge and the hedged item (for the risk being hedged) are marked-to-market with any difference reflecting ineffectiveness and recorded immediately in the income statement. For effective cash flow hedges, the change in the fair value of the derivative is recorded in other comprehensive income, net of tax, and recognized in earnings in the same period as the earnings effects of the hedged item. The ineffective portion of a cash flow hedge is recorded immediately through earnings. The assessment of the hedge’s effectiveness is performed at inception and on an ongoing basis, generally using regression testing. When it is determined that a derivative is not currently an effective hedge, ineffectiveness is recognized for the full change in value of the derivative with no offsetting mark-to-market of the hedged item for the current period. If it is also determined the hedge will not be effective in the future, the Company discontinues the hedge accounting prospectively, ceases recording changes in the fair value of the hedged item, and begins amortization of any basis adjustments that exist related to the hedged item.

The Company also has a number of derivatives, primarily Floor Income Contracts, and certain basis swaps that the Company believes are effective economic hedges but are not considered hedges under SFAS No. 133. These derivatives are classified as “trading” for GAAP purposes and as a result they are marked-to-market through GAAP earnings with no consideration for the price fluctuation of the economically hedged item.

Under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” equity forward contracts that allow a net settlement option either in cash or the Company’s stock are required to be accounted for in accordance with SFAS No. 133 as derivatives. These contracts lock-in the purchase price of the Company’s stock related to share repurchases. As a result, the Company marks its equity forward contracts to market through earnings in the “gains (losses) on derivative and hedging activities, net” line item in the consolidated statements of income along with the net settlement expense on the contracts, see Note 12 “Stockholders’ Equity” for a discussion on the change in accounting related to equity forward contracts as of December 31, 2007.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

The “gains (losses) on derivative and hedging activities, net” line item in the consolidated statements of income includes the unrealized changes in the fair value of the Company’s derivatives (except effective cash flow hedges which are recorded in other comprehensive income), the unrealized changes in fair value of hedged items in qualifying fair value hedges, as well as the realized changes in fair value related to derivative net settlements and dispositions that do not qualify for hedge accounting. Net settlement income/expense on derivatives that qualify as hedges under SFAS No. 133 are included with the income or expense of the hedged item (mainly interest expense).

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” pursuant to which goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or more frequently if an event indicates that the asset(s) might be impaired, employing standard industry appraisal methodologies, principally the discounted cash flow method. Such assets are impaired when the estimated fair value is less than the current carrying value. Intangible assets with finite lives are amortized over their estimated useful lives. Such assets are amortized in proportion to the estimated economic benefit using the straight line method or another acceptable amortization method depending on the asset class. Finite lived intangible assets are reviewed for impairment using an undiscounted cash flow analysis when an event occurs that indicates the asset(s) may be impaired.

Guarantor Servicing Fees

The Company provides a full complement of administrative services to FFELP guarantors including guarantee issuance, process, account maintenance, and guarantee fulfillment services for guarantor agencies, the U.S. Department of Education (“ED”), educational institutions and financial institutions. The fees associated with these services are recognized as earned based on contractually determined rates. The Company is party to a guarantor servicing contract with United Student Aid Funds, Inc. (“USA Funds”), which accounted for 86 percent, 83 percent and 82 percent of guarantor servicing fees for the years ended December 31, 2007, 2006, and 2005, respectively.

Contingency Fee Revenue

The Company receives fees for collections of delinquent debt on behalf of clients performed on a contingency basis. Revenue is earned and recognized upon receipt of the borrower funds.

The Company also receives fees from guarantor agencies for performing default aversion services on delinquent loans prior to default. The fee is received when the loan is initially placed with the Company and the Company is obligated to provide such services for the remaining life of the loan for no additional fee. In the event that the loan defaults, the Company is obligated to rebate a portion of the fee to the guarantor agency in proportion to the principal and interest outstanding when the loan defaults. The Company recognizes fees received, net of actual rebates for defaults, over the service period which is estimated to be the life of the loan.

Collections Revenue

The Company purchases delinquent and charged-off receivables on various types of consumer debt with a primary emphasis on charged-off credit card receivables, and sub-performing and non-performing mortgage loans. The Company accounts for its investments in charged-off receivables and sub-performing and non-performing mortgage loans in accordance with AICPA’s SOP 03-3, “Accounting for Certain Loans or Debt

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

Securities Acquired in a Transfer.” Under SOP 03-3, the Company establishes static pools of each quarter’s purchases and aggregates them based on common risk characteristics. The pools when formed are initially recorded at fair value, based on each pool’s estimated future cash flows and internal rate of return. The Company recognizes income each month based on each static pool’s effective interest rate. The static pools are tested quarterly for impairment by re-estimating the future cash flows to be received from the pools. If the new estimated cash flows result in a pool’s effective interest rate increasing, then this new yield is used prospectively over the remaining life of the static pool. If the new estimated cash flows result in a pool’s effective interest rate decreasing, the pool is impaired and written down through a valuation allowance, to maintain the effective interest rate. Net interest income earned, less any impairments recognized, on the purchased portfolios is recorded as collection revenue on the accompanying income statement.

Recognition of Severance Costs

The Company sponsors the SLM Corporation Employee Severance Plan, which provides severance benefits in the event of termination of the Company’s and its subsidiaries’ full-time employees (with the exception of certain specified levels of management and employees of the Company’s APG subsidiaries) and part-time employees who work at least 24 hours per week. The Company also sponsors the DMO Employee Severance Plan, which provides severance benefits to certain specified levels of full-time management and full-time employees in the Company’s APG subsidiaries. The Employee Severance Plan and the DMO Employee Severance Plan (collectively, the “Severance Plan”) establishes specified benefits based on employee base salary, job level immediately preceding termination and years of service for individuals whose employment is terminated due to an Involuntary Termination or a Job Abolishment, as defined in the Severance Plan. The benefits payable under the Severance Plan relate to past service and they accumulate and vest. Accordingly, the Company recognizes severance costs to be paid pursuant to the Severance Plan in accordance with SFAS No. 112, “Employer’s Accounting for Post Employment Benefits,” when payment of such benefits is probable and reasonably estimable. Such benefits include severance pay calculated based on the Severance Plan, medical and dental benefits, outplacement services and continuation pay.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

From time to time, the Company enters into one-time benefit arrangements with employees, primarily senior executives, who are involuntarily terminated. The Company recognizes the cost associated with these one-time employee termination benefits in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” A liability is recognized when all of the following conditions have been met and the benefit arrangement has been communicated to the employees:

•	Management, having the authority to approve the action, commits to a plan of termination;

•	The plan of termination identifies the number of employees to be terminated, their job classifications or functions and their locations and the expected completion date;

•	The plan of termination establishes the terms of the benefit arrangement, including the benefits that employees will receive upon termination and in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated; and

•	Actions required to complete the plan of termination indicate that it is unlikely that significant changes to the plan of termination will be made or that the plan of termination will be withdrawn.

Severance costs under a one-time termination benefit arrangement may include all or some combination of severance pay, medical and dental benefits, outplacement services, and certain other costs.

In conjunction with cost reduction efforts, during the fourth quarter of 2007, the Company recorded severance costs totaling $23 million associated with the elimination of approximately 350 positions across all areas of the Company. These severance costs were recorded in operating expense, of which $19 million, $2 million and $2 million were recorded in the Company’s Lending, APG and Corporate and Other reportable segments, respectively. At December 31, 2007, $18 million of such costs were included in other liabilities in the consolidated balance sheet and will be paid in 2008.

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

During the years ended December 31, 2007, 2006 and 2005, the Company capitalized $19 million, $16 million and $22 million, respectively, in costs related to software development, and expensed $126 million, $131 million and $112 million, respectively, related to routine maintenance, betterments and amortization. At December 31, 2007 and 2006, the unamortized balance of capitalized internally developed software included in other assets was $54 million for both periods. The Company amortizes software development costs over three to five years.

Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and began recognizing stock-based compensation cost in its consolidated statements of income using the fair value based method. Prior to 2006, the Company accounted for its stock option plans using the intrinsic value method of accounting provided under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

Employees,” and no compensation cost related to its stock option grants was recognized in its consolidated statements of income.

Because the Company adopted SFAS No. 123(R) on a modified prospective basis, financial statements for the year ended December 31, 2005 have not been restated. The following table provides pro forma net income and earnings per share had the Company applied the fair value based method of SFAS No. 123(R) for the year ended December 31, 2005.

Year Ended
December 31,
2005

Net income attributable to common stock	$1,360,381
Add: Total stock-based compensation expense included in net income, net of tax	12,343
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(51,842)

Pro forma net income attributable to common stock	$1,320,882

Reported basic earnings per common share	$3.25

Pro forma basic earnings per common share	$3.16

Reported diluted earnings per common share	$3.05

Pro forma diluted earnings per common share	$2.97

The adoption of SFAS No. 123(R) reduced the Company’s net earnings by $36 million and $39 million for the years ended December 31, 2007 and 2006, respectively.

SFAS No. 123(R) requires that the excess (i.e., windfall) tax benefits from tax deductions on the exercise of share-based payments exceeding the deferred tax assets from the cumulative compensation cost previously recognized be classified as cash inflows from financing activities in the consolidated statement of cash flows. Prior to the adoption of SFAS No. 123(R), the Company presented all excess tax benefits resulting from the exercise of share-based payments as operating cash flows. The excess tax benefit for the year ended December 31, 2007 was $30 million.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of the FASB’s FIN No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.

FIN No. 48, amends SFAS No. 109, “Accounting for Income Taxes,” and includes the following interpretations:

•	Changes historical methods of recording the impact to the financial statements of uncertain tax positions from a model based upon probable liabilities to be owed, to a model based upon the tax benefit most likely to be sustained.

•	Prescribes a threshold for the financial statement recognition of tax positions taken or expected to be taken in a tax return, based upon whether it is more likely than not that a tax position will be sustained upon examination.

•	Provides rules on the measurement in the financial statements of tax positions that meet this recognition threshold, requiring that the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement to be recorded.

•	Requires new disclosures regarding uncertain tax positions.

Minority Interest in Subsidiaries

At December 31, 2007 and 2006, minority interest in subsidiaries represents interests held by minority shareholders in AFS Holdings, LLC, of approximately 12 percent for both years.

Earnings (Loss) per Common Share

The Company computes earnings (loss) per common share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share.” See Note 13, “Earnings (Loss) per Common Share,” for further discussion.

Foreign Currency Transactions

The Company has financial services operations in foreign countries. The financial statements of these foreign businesses have been translated into U.S. dollars in accordance with U.S. GAAP. The net investments of the parent in the foreign subsidiary are translated at the current exchange rate at each period-end through the “other comprehensive income” component of stockholders’ equity for net investments deemed to be long-term in nature or through net income if the net investment is short-term in nature. Income statement items are translated at the average exchange rate for the period through income. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the entity’s functional currency are included in other operating income.

Statement of Cash Flows

Included in the Company’s financial statements is the consolidated statement of cash flows. It is the policy of the Company to include all derivative net settlements, irrespective of whether the derivative is a qualifying hedge, in the same section of the Statement of Cash Flows that the derivative is economically hedging.

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

Reclassifications

Certain reclassifications have been made to the balances as of and for the years ended December 31, 2006 and 2005, to be consistent with classifications adopted for 2007.

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

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140. This statement was effective for the Company beginning January 1, 2007.

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

The Company has concluded, based on its current securitization deal structures, that its on-balance sheet securitization debt will not be materially impacted upon the adoption of SFAS No. 155 as embedded derivatives will not have a material value. Accordingly, there was no impact for the year ended December 31, 2007, as it relates to on-balance sheet securitization debt.

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

permit fair value measurements. Accordingly, this statement does not change which types of instruments are carried at fair value, but rather establishes the framework for measuring fair value. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2 “Effective Date of SFAS No. 157” which defers the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This FSP will delay the implementation of SFAS No. 157 for the Company’s accounting of goodwill, acquired intangibles, and other nonfinancial assets and liabilities that are measured at the lower of cost or market until January 1, 2009.

The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value (on an instrument by instrument basis). Most recognized financial assets and liabilities are eligible items for the measurement option established by the statement. There are a few exceptions, including an investment in a subsidiary or an interest in a variable interest entity that is required to be consolidated, certain obligations related to post-employment benefits, assets or liabilities recognized under leases, various deposits, and financial instruments classified as shareholder’s equity. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each reporting date. The Company adopted SFAS No. 159 and has elected the fair value option on all of the Residual Interests effective January 1, 2008. The Company chose this election in order to simplify the accounting for Residual Interests by having all Residual Interests under one accounting model. Prior to this election, Residual Interests were accounted for either under SFAS No. 115 with changes in fair value recorded through other comprehensive income or under SFAS No. 155 with changes in fair value recorded through income. At transition, the Company recorded a pre-tax gain to retained earnings as a cumulative-effect adjustment totaling $301 million ($198 million net of tax). This amount was in accumulated other comprehensive income as of December 31, 2007, and as a result equity was not impacted at transition on January 1, 2008. Changes in value of Residual Interests in future periods will be recorded in the income statement. The Company has not selected the fair value option for any other financial instruments at this time.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the entire acquisition-date fair value of assets acquired and liabilities assumed in both full and partial acquisitions; changes the recognition of assets acquired and liabilities assumed related to contingencies; changes the recognition and measurement of contingent consideration; requires expensing of most transaction and restructuring costs; and requires additional disclosures to enable the users of the financial statements to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the reporting period beginning on or after December 15, 2008, which for the Company is January 1, 2009. Early adoption is not permitted.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

2.	Significant Accounting Policies (Continued)

Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to its current presentation as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 applies prospectively for reporting periods beginning on or after December 15, 2008, which for the Company is January 1, 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. Adoption of this standard will not be material to the Company.

3.	Student Loans

The FFELP is subject to comprehensive reauthorization every five years and to frequent statutory and regulatory changes. The most recent reauthorization of the student loan programs was the Higher Education Reconciliation Act of 2005 (the “Reconciliation Legislation”).

There are three principal categories of FFELP loans: Stafford, PLUS, and FFELP Consolidation Loans. Generally, Stafford and PLUS loans have repayment periods of between five and ten years. FFELP Consolidation Loans have repayment periods of twelve to thirty years. FFELP loans do not require repayment, or have modified repayment plans, while the borrower is in-school and during the grace period immediately upon leaving school. The borrower may also be granted a deferment or forbearance for a period of time based on need, during which time the borrower is not considered to be in repayment. Interest continues to accrue on loans in the in-school, deferment and forbearance period. FFELP loans obligate the borrower to pay interest at a stated fixed rate or a variable rate reset annually (subject to a cap) on July 1 of each year depending on when the loan was originated and the loan type. The Company earns interest at the greater of the borrower’s rate or a floating rate based on the SAP formula, with the interest earned on the floating rate that exceeds the interest earned from the borrower being paid directly by ED. In low or certain declining interest rate environments when student loans are earning at the fixed borrower rate, and the interest on the funding for the loans is variable and declining, the Company can earn additional spread income that it refers to as Floor Income. For loans disbursed after April 1, 2006, FFELP loans effectively only earn at the SAP rate, as the excess interest earned when the borrower rate exceeds the SAP rate (Floor Income) must be refunded to ED.

FFELP loans are guaranteed as to their principal and accrued interest in the event of default subject to a Risk Sharing level based on the date of loan disbursement. For loans disbursed after October 1, 1993 and before July 1, 2006, the Company receives 98 percent reimbursement on all qualifying default claims. For loans disbursed on or after July 1, 2006, the Company receives 97 percent reimbursement. In October of 2005, the Company’s loan servicing division, Sallie Mae Servicing, was designated as an Exceptional Performer (“EP”) by ED which enabled the Company to receive 100 percent reimbursement on default claims filed from the date of designation through June 30, 2006 for loans that were serviced by Sallie Mae Servicing for a period of at least 270 days before the date of default. Legislation passed in early 2006 decreased the rate of reimbursement under the EP program from 100 percent to 99 percent for claims filed on or after July 1, 2006. As a result of this amended reimbursement level, the Company established an allowance at December 31, 2005 for loans that were subject to the one-percent Risk Sharing. On September 27, 2007, the College Cost Reduction and Access Act of 2007 (“CCRAA”) was enacted which resulted in the repeal of the EP program and returned loans to their previous disbursement date-based guarantee rates of 98 percent or 97 percent. As a result, the Company increased its provision for FFELP loans to cumulatively increase the allowance for loan losses to cover these higher Risk Sharing levels.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

3.	Student Loans (Continued)

In addition to FFELP loan programs, which place statutory limits on per year and total borrowing, the Company offers a variety of Private Education Loans. Private Education Loans for post-secondary education and loans for career training can be subdivided into two main categories: loans that supplement FFELP student loans primarily for higher and lifelong learning programs and loans for career training. For the majority of the Private Education Loan portfolio, the Company bears the full risk of any losses experienced and as a result, these loans are underwritten and priced based upon standardized consumer credit scoring criteria. In addition, students who do not meet the Company’s minimum underwriting standards are generally required to obtain a credit-worthy cosigner. Approximately 52 percent of the Company’s Private Education Loans have a cosigner.

Private Education Loans are not federally guaranteed nor insured against any loss of principal or interest. Student borrowers use the proceeds of these loans to obtain higher education. The Company believes the borrowers’ repayment capability improves between the time the loan is made and the time they enter the post-education work force. The Company generally allows the loan repayment period on higher education Private Education Loans to begin six months after the borrower leaves school (consistent with FFELP loans). This provides the borrower time after graduation to obtain a job to service the debt. For borrowers that need more time or experience other hardships, the Company permits additional delays in payment or partial payments (both referred to as forbearances) when it believes additional time will improve the borrower’s ability to repay the loan. Forbearance is also granted to borrowers who may experience temporary hardship after entering repayment, when the Company believes that it will increase the likelihood of ultimate collection of the loan. Loans for career training require repayment while the borrower is still in school.

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

The Company may charge the borrower fees on certain Private Education Loans, either at origination, when the loan enters repayment, or both. Such fees are deferred and recognized into income as a component of interest over the estimated average life of the related pool of loans.

As of December 31, 2007 and 2006, 58 percent and 61 percent, respectively, of the Company’s on-balance sheet student loan portfolio was in repayment.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

3.	Student Loans (Continued)

The estimated weighted average life of student loans in the Company’s portfolio was approximately 9.0 years and 9.7 years at December 31, 2007 and 2006, respectively. The following table reflects the distribution of the Company’s student loan portfolio by program.

	December 31,		Year Ended
	2007		December 31, 2007
				Average
				Effective
	Ending	% of	Average	Interest
	Balance	Balance	Balance	Rate

FFELP Stafford and Other Student Loans, net(1)	$35,726,062	29%	$31,293,956	6.59%
FFELP Consolidation Loans, net	73,609,187	59	67,918,046	6.39
Private Education Loans, net	14,817,725	12	12,506,662	11.65

Total student loans, net(2)	$124,152,974	100%	$111,718,664	7.04%

	December 31,		Year Ended
	2006		December 31, 2006
				Average
				Effective
	Ending	% of	Average	Interest
	Balance	Balance	Balance	Rate

FFELP Stafford and Other Student Loans, net(1)	$24,840,464	26%	$21,151,871	6.66%
FFELP Consolidation Loans, net	61,324,008	64	55,119,011	6.43
Private Education Loans, net	9,755,289	10	8,585,270	11.90

Total student loans, net(2)	$95,919,761	100%	$84,856,152	7.04%

(1)	The FFELP category is primarily Stafford loans, but also includes federally insured PLUS and HEAL loans.

(2)	The total student loan ending balance includes net unamortized premiums/discounts of $1,791,153 and $1,198,404 as of December 31, 2007 and 2006, respectively.

4.	Allowance for Loan Losses

The Company’s provisions for loan losses represent the periodic expense of maintaining an allowance sufficient to absorb incurred losses, net of recoveries, in the student loan portfolios. The evaluation of the provisions for student loan losses is inherently subjective as it requires material estimates that may be susceptible to significant changes. The Company believes that the allowance for student loan losses is appropriate to cover probable losses incurred in the student loan portfolios.

The following tables summarize the total loan provisions for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
	2007	2006	2005

Private Education Loans	$883,474	$257,983	$176,782
FFELP Stafford and Other Student Loans	89,083	13,907	10,911
Mortgage and consumer loans	42,751	15,072	15,313

Total provisions for loan losses	$1,015,308	$286,962	$203,006

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Loan Losses (Continued)

Allowance for Private Education Loan Losses

The Company’s allowance for Private Education Loan losses is an estimate of losses incurred in the portfolio at the balance sheet date that will be charged off in subsequent periods. The maturing of the Company’s Private Education Loan portfolios has provided more historical data on borrower default behavior such that those portfolios can now be analyzed to determine the effects that the various stages of delinquency have on borrower default behavior and ultimate charge-off. In 2005, the Company changed its estimate of the allowance for loan losses to include a migration analysis of delinquent and current accounts, in addition to other considerations. A migration analysis is a technique used to estimate the likelihood that a loan receivable may progress through the various delinquency stages and ultimately charge off. Additionally, other factors are considered, including external factors and forecasting data, which can result in adjustments to the formula-based migration analysis. Prior to 2005, the Company calculated its allowance for Private Education Loan losses by estimating the probable losses in the portfolio based primarily on loan characteristics and where pools of loans were in their life with less emphasis on current delinquency status of the loan. Also, in the prior methodology for calculating the allowance, some loss rates were based on proxies and extrapolations of FFELP loan loss data.

Also in 2005, the Company transitioned to a migration analysis to revise its estimates pertaining to its non-accrual policy for interest income. Under this methodology, the amount of uncollectible accrued interest on Private Education Loans is estimated and written off against current period interest income. Under the Company’s prior methodology, Private Education Loans continued to accrue interest, including in periods of forbearance, until they were charged off, at which time, the loans were placed on non-accrual status and all previously accrued interest was reversed against income in the month of charge-off. The allowance for loan losses provided for a portion of the probable losses in accrued interest receivable prior to charge-off.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Loan Losses (Continued)

The following table summarizes changes in the allowance for student loan losses for Private Education Loans for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
	2007	2006	2005

Allowance at beginning of year	$308,346	$204,112	$171,886
Total provision	883,474	257,983	176,782
Charge-offs	(332,188)	(159,560)	(153,994)
Recoveries	32,079	22,599	19,366

Net charge-offs	(300,109)	(136,961)	(134,628)
Balance before securitization of Private Education Loans	891,711	325,134	214,040
Reduction for securitization of Private Education Loans	(5,780)	(16,788)	(9,928)

Allowance at end of year	$885,931	$308,346	$204,112

Net charge-offs as a percentage of average loans in repayment	5.04%	3.22%	4.14%
Net charge-offs as a percentage of average loans in repayment and forbearance	4.54%	2.99%	3.86%
Allowance as a percentage of the ending total loan balance	5.64%	3.06%	2.56%
Allowance as a percentage of the ending loans in repayment	12.57%	6.36%	5.57%
Allowance coverage of net charge-offs	2.95	2.25	1.52
Average total loans	$12,506,662	$8,585,270	$6,921,975
Ending total loans	$15,703,656	$10,063,635	$7,960,882
Average loans in repayment	$5,949,007	$4,256,780	$3,252,238
Ending loans in repayment	$7,046,709	$4,851,305	$3,662,255

As the Private Education Loan portfolio seasons and due to shifts in its mix and certain economic factors, the Company expected and has seen charge-off rates increase in 2007 from the historically low levels experienced in prior years. Additionally, this increase was significantly impacted by other factors. Toward the end of 2006 and through mid-2007, the Company experienced lower pre-default collections, resulting in increased levels of charge-off activity in its Private Education Loan portfolio. In the second half of 2006, the Company relocated responsibility for certain Private Education Loan collections from its Nevada call center to a new call center in Indiana. This transfer presented the Company with unexpected operational challenges that resulted in lower collections that have negatively impacted the Private Education Loan portfolio. In addition, in late 2006, the Company revised certain procedures, including its use of forbearance, to better optimize the Company’s long-term collection strategies. These developments resulted in lower pre-default collections, increased later stage delinquency levels and higher charge-offs.

In the fourth quarter of 2007 the Company recorded provision expense of $503 million related to the Private Education Loan portfolio. This significant increase in provision primarily relates to the non-traditional portion of its loan portfolio (education loans made to certain borrowers that have or are expected to have a high default rate) which the Company had been expanding over the past few years. The non-traditional

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Loan Losses (Continued)

portfolio is particularly impacted by the weakening U.S. economy, as evidenced by recently released economic indicators, certain credit-related trends in the Company’s portfolio and a further tightening of forbearance policies. The Company has recently taken actions to terminate these non-traditional loan programs because the performance of these loans is materially different from the Company’s original expectations and from the rest of the Company’s Private Education Loan programs. The Company charges off loans after 212 days of delinquency. Accordingly, the Company believes that charge-offs occurring late in 2007 represent losses incurred at the onset of the current economic downturn and do not incorporate the full-effect of the general economic downturn that became evident in the fourth quarter of 2007. In addition, the Company has historically been able to mitigate its losses during varying economic environments through the use of forbearance and other collection management strategies. With the continued weakening of the U.S. economy, and the projected continued recessionary conditions, the Company believes that those strategies as they relate to the non-traditional portion of the loan portfolio will not be as effective as they have been in the past. For these reasons, the Company recorded additional provision in the fourth quarter of 2007.

The table below shows the Company’s Private Education Loan delinquency trends as of December 31, 2007, 2006 and 2005. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Loan Losses (Continued)

	December 31,
	2007		2006		2005
	Balance	%	Balance	%	Balance	%
(Dollars in millions)

Loans in-school/grace/deferment(1)	$8,151		$5,218		$4,301
Loans in forbearance(2)	974		359		303
Loans in repayment and percentage of each status:
Loans current	6,236	88.5%	4,214	86.9%	3,311	90.4%
Loans delinquent 31-60 days(3)	306	4.3	250	5.1	166	4.5
Loans delinquent 61-90 days	176	2.5	132	2.7	77	2.1
Loans delinquent greater than 90 days	329	4.7	255	5.3	108	3.0

Total Private Education Loans in repayment	7,047	100%	4,851	100%	3,662	100%

Total Private Education Loans, gross	16,172		10,428		8,266
Private Education Loan unamortized discount	(468)		(365)		(305)

Total Private Education Loans	15,704		10,063		7,961
Private Education Loan allowance for losses	(886)		(308)		(204)

Private Education Loans, net	$14,818		$9,755		$7,757

Percentage of Private Education Loans in repayment		43.6%		46.5%		44.3%

Delinquencies as a percentage of Private Education Loans in repayment		11.5%		13.1%		9.6%

Loans in forbearance as a percentage of loans in repayment and forbearance		12.1%		6.9%		7.6%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing procedures and policies.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Loan Losses (Continued)

Allowance for FFELP Student Loan Losses

The following table summarizes changes in the allowance for student loan losses for federally insured student loan portfolios for the years ended December 31, 2007, 2006, and 2005.

	Years Ended December 31,
	2007	2006	2005

Allowance at beginning of year	$20,315	$14,950	$7,778
Provisions for student loan losses	89,083	13,907	10,911
Net charge-offs	(21,235)	(5,040)	(3,739)
Increase/decrease for student loan sales and securitizations	566	(3,502)	—

Allowance at end of year	$88,729	$20,315	$14,950

The Company maintains an allowance for Risk Sharing loan losses on its FFELP portfolio. The level of Risk Sharing has varied for the Company over the past few years primarily due to various legislative changes. As of December 31, 2007, 38 percent of the on-balance sheet FFELP portfolio was subject to 3 percent Risk Sharing, 60 percent was subject to 2 percent Risk Sharing and the remainder is not subject to any Risk Sharing requirement.

The 2007 FFELP provision included $30 million related to the repeal of the EP program (and the resulting increase in the Company’s Risk Sharing percentage) due to the passage of the CCRAA which was effective October 1, 2007. These amounts are additional provision expenses required to cumulatively increase the allowance for loan losses for the increase in the Company’s Risk Sharing percentage related to the Company’s loans as of September 30, 2007. The FFELP provision also included $19 million related to the increase in the Company’s default expectations due to an increase in recent delinquencies and charge-offs. The remaining increase over 2006 primarily relates to an increased rate of provisioning for the Company’s Risk Sharing exposure in the post-CCRAA environment coupled with the growth in the portfolio.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

4.	Allowance for Loan Losses (Continued)

The table below shows the Company’s FFELP loan delinquency trends as of December 31, 2007, 2006 and 2005. Delinquencies have the potential to adversely impact earnings if the account charges off and results in increased servicing and collection costs.

	December 31,
	2007		2006		2005
	Balance	%	Balance	%	Balance	%
(Dollars in millions)

Loans in-school/grace/deferment(1)	$31,200		$23,171		$18,685
Loans in forbearance(2)	10,675		8,325		9,643
Loans in repayment and percentage of each status:
Loans current	55,128	84.4%	45,664	86.0%	39,544	87.2%
Loans delinquent 31-60 days(3)	3,650	5.6	2,787	5.2	2,072	4.6
Loans delinquent 61-90 days	1,841	2.8	1,468	2.8	1,190	2.6
Loans delinquent greater than 90 days	4,671	7.2	3,207	6.0	2,514	5.6

Total FFELP loans in repayment	65,290	100%	53,126	100%	45,320	100%

Total FFELP loans, gross	107,165		84,622		73,648
FFELP loan unamortized premium	2,259		1,563		1,214

Total FFELP loans	109,424		86,185		74,862
FFELP loan allowance for losses	(89)		(20)		(15)

FFELP loans, net	$109,335		$86,165		$74,847

Percentage of FFELP loans in repayment		60.9%		62.8%		61.5%

Delinquencies as a percentage of FFELP loans in repayment		15.6%		14.0%		12.8%

FFELP loans in forbearance as a percentage of loans in repayment and forbearance		14.1%		13.5%		17.5%

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing procedures and policies.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

5.	Investments

A summary of investments and restricted investments as of December 31, 2007 and 2006 follows:

	December 31, 2007
		Gross		Gross
	Amortized	Unrealized		Unrealized	Market
	Cost	Gains		Losses	Value

Investments
Available-for-sale
U.S. Treasury and other U.S. government agency obligations:
U.S. Treasury backed securities	$772,905	$66,400		$—	$839,305
U.S. Treasury securities and other U.S. government agency obligations	45,173	—		(31)	45,142
Other securities:
Certificates of Deposit	600,000	—		—	600,000
Asset-backed securities	35,994	—		(146)	35,848
Commercial paper and asset-backed commercial paper	1,349,367	—		—	1,349,367
Other	1,574	104		—	1,678

Total investment securities available-for-sale	$2,805,013	$66,504	(1)	$(177)	$2,871,340

Restricted Investments
Available-for sale
Guaranteed investment contracts	$76,734	—		—	$76,734
Other	27,321	—		—	27,321

Total available-for-sale restricted investments	$104,055	$—		$—	$104,055

Held-to-maturity
Guaranteed investment contracts	$5,500	$—		$—	$5,500
Other securities	215	—		—	215

Total held-to-maturity restricted investments	$5,715	$—		$—	$5,715

(1)	Includes unrealized gains totaling $10 million for the investments designated as the hedged items in a SFAS No. 133 fair value hedge. These gains have been recorded in the “gains (losses) on derivative hedging activities, net” line in the consolidated statements of income along with the gain (loss) related to the derivatives hedging such investments.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

5.	Investments (Continued)

	December 31, 2006
		Gross		Gross
	Amortized	Unrealized		Unrealized	Market
	Cost	Gains		Losses	Value

Investments
Available-for-sale
U.S. Treasury and other U.S. government agency obligations:
U.S. Treasury backed securities	$1,292,121	$137,317		$—	$1,429,438
U.S. Treasury securities and other U.S. government agency obligations	41,237	—		(536)	40,701
Other securities:
Asset-backed securities	46,291	159		—	46,450
Commercial paper and asset-backed commercial paper	943,306	—		—	943,306
Other	4,177	50		(1)	4,226

Total investment securities available-for-sale	$2,327,132	$137,526	(1)	$(537)	$2,464,121

Restricted Investments
Available-for sale
U.S. Treasury and other U.S. government agency obligations	$77,837	$47		$(1,185)	$76,699
Third-party repurchase agreements	83,800	—		—	83,800
Guaranteed investment contracts	91,662	—		—	91,662
Corporate notes	9,933	—		(28)	9,905
Asset-backed securities	28,209	55		—	28,264
Other	13,373	74		—	13,447

Total available-for-sale restricted investments	$304,814	$176		$(1,213)	$303,777

Held-to-maturity
Guaranteed investment contracts	$7,190	$—		$—	$7,190
Other securities	406	—		—	406

Total held-to-maturity restricted investments	$7,596	$—		$—	$7,596

(1)	Includes unrealized gains totaling $8 million for the investments designated as the hedged items in a SFAS No. 133 fair value hedge. These gains have been recorded in the “gains (losses) on derivative hedging activities, net” line in the consolidated statements of income along with the gain (loss) related to the derivatives hedging such investments.

In addition to the restricted investments detailed above, at December 31, 2007 and 2006, the Company had restricted cash of $4.5 billion and $3.1 billion, respectively.

As of December 31, 2007 and 2006, $41 million and $87 million of the net unrealized gain (after tax) related to available-for-sale investments was included in accumulated other comprehensive income. As of

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

5.	Investments (Continued)

December 31, 2007 and 2006, $196 million (none of which is in restricted cash and investments on the balance sheet) and $418 million (of which $53 million is in restricted cash and investments on the balance sheet), respectively, of available-for-sale investment securities were pledged as collateral.

The Company sold available-for-sale securities with a fair value of $73 million, $26 million, and $625 million for the years ended December 31, 2007, 2006, and 2005, respectively. There were no realized gains/(losses) for the year ended December 31, 2007 and $1 million realized loss and $1 million realized gain for the years ended December 31, 2006, and 2005, respectively. The cost basis for these securities was determined through specific identification of the securities sold.

As of December 31, 2007, the stated maturities for the investments (including restricted investments) are shown in the following table:

	December 31, 2007
	Held-to-	Available-for-
	maturity	Sale(1)	Other

Year of Maturity
2008	$—	$2,397,165	$—
2009	—	465,648	—
2010	215	—	12,382
2011	—	—	7,400
2012	—	—	6,902
2013-2017	—	—	38,934
After 2017	5,500	112,582	27,422

Total	$5,715	$2,975,395	$93,040

(1)	Available-for-sale securities are stated at fair value.

At December 31, 2007 and 2006, the Company also had other investments of $93 million and $99 million, respectively. These investments included leveraged leases discussed below.

At December 31, 2007 and 2006, the Company had investments in leveraged leases, net of impairments, totaling $86 million and $93 million, respectively, and direct financing leases totaling $14 million and $16 million, respectively, that are general obligations of American Airlines and Federal Express Corporation. The direct financing leases are carried in other assets on the balance sheet. In 2005, the Company recorded an after-tax impairment of $25 million to reflect the impairment of an aircraft leased to Northwest Airlines.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

6.	Goodwill and Acquired Intangible Assets

Intangible assets include the following:

	Average	As of December 31, 2007
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	13 years	$366	$(160)	$206
Software and technology	7 years	95	(77)	18
Non-compete agreements	2 years	12	(10)	2

Total		473	(247)	226
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	110	—	110

Total acquired intangible assets		$583	$(247)	$336

	Average	As of December 31, 2006
	Amortization		Accumulated
(Dollars in millions)	Period	Gross	Amortization	Net

Intangible assets subject to amortization:
Customer, services, and lending relationships	12 years	$367	$(115)	$252
Tax exempt bond funding	10 years	46	(37)	9
Software and technology	7 years	94	(62)	32
Non-compete agreements	2 years	12	(9)	3

Total		519	(223)	296
Intangible assets not subject to amortization:
Trade name and trademark	Indefinite	106	—	106

Total acquired intangible assets		$625	$(223)	$402

The Company recorded intangible amortization of acquired intangibles totaling $67 million, $65 million, and $60 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company will continue to amortize its intangible assets with definite useful lives over their remaining estimated useful lives. The Company estimates amortization expense associated with these intangible assets will be $52 million, $37 million, $31 million, $22 million and $16 million for the years ended December 31, 2008, 2009, 2010, 2011 and 2012, respectively.

The Company also recorded impairment of goodwill and certain acquired intangible assets of $45 million, $29 million and $1 million, respectively, for the years ended December 31, 2007, 2006 and 2005. In 2007, the Company recognized impairments related principally to its mortgage origination and mortgage purchased paper businesses including approximately $20 million of goodwill and $10 million of value attributed to certain banking relationships which amounts were recorded as operating expense in the Lending and APG operating segments.

In connection with the Company’s acquisition of Southwest Student Services Corporation and Washington Transferee Corporation, the Company acquired certain tax exempt bonds that enabled the Company to earn a 9.5 percent SAP rate on student loans funded by those bonds in indentured trusts. In 2007 and 2006, the Company recognized intangible impairments of $9 million and $21 million, respectively, due to changes in projected interest rates used to initially value the intangible asset and to a regulatory change that restricts the

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

6.	Goodwill and Acquired Intangible Assets (Continued)

loans on which the Company is entitled to earn a 9.5 percent yield. These impairment charges were recorded to operating expense in the Lending operating segment.

A summary of changes in the Company’s goodwill by reportable segment is as follows:

	December 31,	Acquisitions/	December 31,
(Dollars in millions)	2006	Other	2007

Lending	$406	$(18)	$388
Asset Performance Group	349	28	377
Corporate and Other	215	(15)	200

Total	$970	$(5)	$965

	December 31,	Acquisitions/	December 31,
(Dollars in millions)	2005	Other	2006

Lending	$410	$(4)	$406
Asset Performance Group	299	50	349
Corporate and Other	64	151	215

Total	$773	$197	$970

Under the terms of the September 2004 purchase agreement pursuant to which the Company acquired a 64 percent controlling interest in AFS Holdings, LLC (“AFS”), the Company exercised its options on December 29, 2006 and December 22, 2005, to acquire additional 12 percent interests in AFS for approximately $61 million and $59 million, respectively, including cash consideration and certain acquisition costs, increasing the Company’s interest in AFS to 88 percent and 76 percent, as of December 31, 2006 and 2005, respectively. AFS is a full-service, accounts receivable management company that purchases charged-off debt and performs third-party receivables servicing across a number of consumer asset classes. In the third quarter of 2007 and 2006, the Company finalized its purchase price allocations associated with the December 29, 2006 and December 22, 2005 acquisitions of the additional 12 percent interests in AFS resulting in excess purchase price over the fair value of net assets acquired, or goodwill, of $45 million and $53 million, respectively, and increasing the aggregate goodwill associated with the Company’s acquisition of AFS to $207 million and $162 million, respectively. Subsequent to December 31, 2007, the Company exercised its option to acquire the remaining 12 percent minority interest in AFS on January 3, 2008 for a purchase price of approximately $38 million increasing the Company’s total purchase price for its 100 percent interest to approximately $324 million including cash consideration and certain acquisition costs.

On August 22, 2006, the Company acquired Upromise for approximately $308 million including cash consideration and certain acquisition costs. Upromise markets and administers an affinity marketing program and also provides administration services for college savings plans. In the third quarter of 2007, the Company finalized its purchase price allocation for Upromise which resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of approximately $137 million.

On August 31, 2005, the Company acquired 100 percent controlling interest in GRP/AG Holdings, LLC and its subsidiaries (collectively, “GRP”) for a purchase price of approximately $138 million including cash consideration and certain acquisition costs. GRP engages in the acquisition and resolution of distressed residential mortgage loans and foreclosed residential properties. In the third quarter of 2006, the Company finalized its purchase price allocation for GRP, which resulted in an excess purchase price over the fair value of net assets acquired, or goodwill, of $53 million.

In 2007 and 2006, the Company also adjusted goodwill for certain earnout payments associated with prior acquisitions.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Short-Term Borrowings

Short-term borrowings have a remaining term to maturity of one year or less. The following tables summarize outstanding short-term borrowings at December 31, 2007 and 2006, the weighted average interest rates at the end of each period, and the related average balances and weighted average interest rates during the periods.

			Year Ended
	December 31, 2007		December 31, 2007
		Weighted		Weighted
		Average		Average
	Ending	Interest	Average	Interest
	Balance	Rate	Balance	Rate

Short-term deposits	$254,029	4.77%	$166,013	4.94%
Interim ABCP Facility	25,960,348	5.32	10,604,570	3.29
Short-term portion of long-term borrowings	8,451,163	4.86	4,975,380	4.86
Other interest bearing liabilities	1,281,867	3.06	638,927	4.85

Total short-term borrowings	$35,947,407	5.13%	$16,384,890	3.84%

Maximum outstanding at any month end	$36,980,307

			Year Ended
	December 31, 2006		December 31, 2006
		Weighted		Weighted
		Average		Average
	Ending	Interest	Average	Interest
	Balance	Rate	Balance	Rate

Short-term deposits	$—	—%	$992	4.68%
Commercial paper	—	—	81,678	4.44
Short-term portion of long-term borrowings	3,279,528	5.51	3,644,479	4.75
Other interest bearing liabilities	248,735	5.17	174,606	5.03

Total short-term borrowings	$3,528,263	5.48%	$3,901,755	4.75%

Maximum outstanding at any month end	$4,819,009

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

On April 30, 2007, in connection with the Merger, the Company entered into an aggregate interim $30 billion asset-backed commercial paper conduit facility (collectively, the “Interim ABCP Facility”). This facility effectively terminates on April 24, 2008.

As of December 31, 2007, the Company has $6.5 billion in revolving credit facilities which provide liquidity support for general corporate purposes including backup for its commercial paper program. The Company has never drawn on these facilities. The facilities include a $1.0 billion 5-year revolving credit facility maturing in October 2008, a $1.5 billion 5-year revolving credit facility maturing in October 2009, a $2.0 billion 5-year revolving credit facility maturing in October 2010, and a $2.0 billion 5-year revolving credit facility maturing in October 2011. Interest on these facilities is based on LIBOR plus a spread that is

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

7.	Short-Term Borrowings (Continued)

determined by the amount of the facility utilized and the Company’s credit rating. In addition to other general operating covenants contained in the facilities, certain financial covenants must be maintained related to tangible net worth, interest coverage and net revenue. Failure to maintain these thresholds could result in the facilities being withdrawn.

8.	Long-Term Borrowings

The following tables summarize outstanding long-term borrowings at December 31, 2007 and 2006, the weighted average interest rates at the end of the periods, and the related average balances during the periods.

	December 31, 2007		Year Ended
		Weighted	December 31,
		Average	2007
	Ending	Interest	Average
	Balance	Rate	Balance

Floating rate notes:
U.S. dollar denominated:
Interest bearing, due 2009-2047	$71,650,528	5.25%	$73,683,228
Non U.S. dollar denominated:
Australian dollar-denominated, due 2009-2011	626,030	7.23	625,870
Euro-denominated, due 2009-2041	9,073,835	3.72	8,900,473
Singapore dollar-denominated, due 2009	30,000	2.69	30,000
Sterling-denominated, due 2009-2039	975,746	5.73	975,618
Japanese yen-denominated, due 2009	42,391	0.19	42,391
Hong Kong dollar-denominated, due 2011	113,641	4.38	113,616
Swedish krona-denominated, due 2009-2011	293,459	3.49	293,450
Canadian dollar-denominated, due 2011	229,885	5.32	229,885

Total floating rate notes	83,035,515	5.09	84,894,531
Fixed rate notes:
U.S. dollar denominated:
Interest bearing, due 2009-2043	12,683,074	4.89	12,999,204
Non U.S. dollar denominated:
Australian dollar-denominated, due 2009-2012	749,514	4.80	577,015
Canadian dollar-denominated, due 2009-2011	1,179,132	3.66	987,145
Euro-denominated, due 2009-2039	7,313,381	2.70	5,132,707
Hong Kong dollar-denominated, due 2010-2016	171,689	4.57	167,519
Japanese yen-denominated, due 2009-2035	1,036,625	1.63	1,052,326
Singapore dollar-denominated, due 2014	76,631	3.10	58,863
Sterling-denominated, due 2009-2039	4,084,309	4.42	3,439,887
Swiss franc-denominated, due 2009-2011	349,326	2.48	302,704
New Zealand dollar-denominated, due 2010	219,282	6.32	213,017
Mexican peso-denominated, due 2016	90,057	8.92	91,504
Swedish krona-denominated, due 2011	109,609	2.48	68,050

Total fixed rate notes	28,062,629	4.05	25,089,941

Total long-term borrowings	$111,098,144	4.83%	$109,984,472

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

8.	Long-Term Borrowings (Continued)

	December 31, 2006		Year Ended
		Weighted	December 31,
		Average	2006
	Ending	Interest	Average
	Balance	Rate	Balance

Floating rate notes:
U.S. dollar denominated:
Interest bearing, due 2008-2047	$66,762,440	5.37%	$57,790,533
Non U.S. dollar denominated:
Australian dollar-denominated, due 2009-2011	625,708	6.73	400,155
Euro-denominated, due 2008-2041	8,402,868	3.76	6,842,358
Singapore dollar-denominated, due 2009	30,000	3.76	30,000
Sterling-denominated, due 2008-2039	975,191	5.36	887,042
Japanese yen-denominated, due 2009	42,391	.55	35,423
Hong Kong dollar-denominated, due 2011	113,592	4.38	51,967
Swedish krona-denominated, due 2009-2011	293,441	3.22	82,371
Canadian dollar-denominated, due 2011	229,885	4.57	38,419

Total floating rate notes	77,475,516	5.19	66,158,268
Fixed rate notes:
U.S. dollar denominated:
Interest bearing, due 2008-2043	13,418,722	4.96	13,612,920
Non U.S. dollar denominated:
Australian dollar-denominated, due 2009-2012	624,790	5.76	576,201
Canadian dollar-denominated, due 2009-2011	977,318	4.41	869,329
Euro-denominated, due 2008-2039	6,425,413	3.36	5,383,844
Hong Kong dollar-denominated, due 2010-2016	170,110	4.62	150,946
Japanese yen-denominated, due 2009-2035	962,307	1.75	871,446
Singapore dollar-denominated, due 2014	68,944	3.44	58,843
Sterling-denominated, due 2008-2039	3,883,777	4.64	3,355,913
Swiss franc-denominated, due 2009	162,872	2.61	161,568
New Zealand dollar-denominated, due 2010	204,886	6.75	212,718
Mexican peso-denominated, due 2016	95,619	8.40	34,585
Swedish krona-denominated, due 2011	88,257	3.08	14,162

Total fixed rate notes	27,083,015	4.42	25,302,475

Total long-term borrowings	$104,558,531	4.99%	$91,460,743

At December 31, 2007 and 2006, the Company had $68.1 billion and $55.1 billion, respectively, of long-term debt outstanding (cost basis), which is on-balance sheet secured securitization trust debt (including asset-backed commercial paper). The Company also had $2.5 billion and $2.9 billion of long-term debt outstanding as of December 31, 2007 and 2006, respectively, related to additional secured, limited obligation or non-recourse borrowings related to several indenture trusts. The face value of on-balance sheet student loans that secured this debt was $68.1 billion and $55.9 billion as of December 31, 2007 and 2006, respectively.

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

The Company had $1.0 billion of taxable and $1.7 billion of tax-exempt auction rate securities outstanding at December 31, 2007. In February 2008, an imbalance of supply and demand in the auction rate securities market as a whole led to failures of the auctions pursuant to which certain of the Company’s auction rate securities’ interest rates are set. As a result, certain of the Company’s auction rate securities bear interest at the maximum rate allowable under their terms. The maximum allowable interest rate on the Company’s $1.0 billion taxable auction rate securities is generally LIBOR plus 1.50 percent. The maximum allowable interest rate on many of the Company’s $1.7 billion of tax-exempt auction rate securities was recently amended to LIBOR plus 2.00 percent through May 31, 2008. After May 31, 2008, the maximum allowable rate on these securities will revert to a formula driven rate, which, if in effect as of February 28, 2008, would have produced various maximum rates ranging up to 5.26 percent.

At December 31, 2007, the Company had outstanding long-term borrowings with call features totaling $3.8 billion, and had $131 million of outstanding long-term borrowings that are putable by the investor to the Company prior to the stated maturity date. Generally, these instruments are callable and putable at the par amount. As of December 31, 2007, the stated maturities (for putable debt, the stated maturity date is the put date) and maturities if accelerated to the call dates for long-term borrowings are shown in the following table:

	December 31, 2007
	Stated Maturity(1)			Maturity to Call Date(1)
	Unsecured	Secured		Unsecured	Secured
	Borrowings	Borrowings	Total	Borrowings	Borrowings	Total

Year of Maturity
2008	$—	$6,840,770	$6,840,770	$774,038	$8,566,332	$9,340,370
2009	7,952,375	6,007,623	13,959,998	8,503,235	6,003,573	14,506,808
2010	7,087,011	6,043,316	13,130,327	7,200,277	5,943,449	13,143,726
2011	7,188,472	5,681,403	12,869,875	7,342,286	5,681,403	13,023,689
2012	2,341,200	5,249,587	7,590,787	2,386,648	5,249,587	7,636,235
2013	2,993,819	4,953,136	7,946,955	2,967,162	4,953,136	7,920,298
2014-2047	9,233,148	35,820,039	45,053,187	7,622,379	34,198,394	41,820,773

	36,796,025	70,595,874	107,391,899	36,796,025	70,595,874	107,391,899
SFAS No. 133 (gains) losses on derivative hedging activities	1,781,993	1,924,252	3,706,245	1,781,993	1,924,252	3,706,245

Total	$38,578,018	$72,520,126	$111,098,144	$38,578,018	$72,520,126	$111,098,144

(1)	The Company views its on-balance sheet securitization trust debt as long-term based on the contractual maturity dates and projects the expected principal paydowns based on the Company’s current estimates regarding loan prepayment speeds. The projected principal paydowns of $6.8 billion shown in year 2008 relate to the on-balance sheet securitization trust debt.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Student Loan Securitization

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

The following table summarizes the Company’s securitization activity for the years ended December 31, 2007, 2006 and 2005. Those securitizations listed as sales are off-balance sheet transactions and those listed as financings remain on-balance sheet.

	Years Ended December 31,
	2007				2006				2005
		Loan				Loan				Loan
	No. of	Amount	Pre-Tax	Gain	No. of	Amount	Pre-Tax	Gain	No. of	Amount	Pre-Tax	Gain
(Dollars in millions)	Transactions	Securitized	Gain	%	Transactions	Securitized	Gain	%	Transactions	Securitized	Gain	%

Securitizations sales:
FFELP Stafford/PLUS loans	—	$—	$—	%	2	$5,004	$17	.3%	3	$6,533	$68	1.1%
FFELP Consolidation Loans	—	—	—		4	9,503	55	.6	2	4,011	31	.8
Private Education Loans	1	2,001	367	18.4	3	5,088	830	16.3	2	3,005	453	15.1

Total securitizations sales	1	2,001	$367	18.4%	9	19,595	$902	4.6%	7	13,549	$552	4.1%

Securitizations financings:
FFELP Stafford/PLUS loans(1)	3	8,955			—	—			—	—
FFELP Consolidation Loans(1)	5	14,476			4	12,506			5	12,503

Total securitizations financings	8	23,431			4	12,506			5	12,503

Total securitizations	9	$25,432			13	$32,101			12	$26,052

(1)	In certain securitizations there are terms within the deal structure that result in such securitizations not qualifying for sale treatment and accordingly, they are accounted for on-balance sheet as variable interest entities (“VIEs”). Terms that prevent sale treatment include: (1) allowing the Company to hold certain rights that can affect the remarketing of certain bonds, (2) allowing the trust to enter into interest rate cap agreements after initial settlement of the securitization, which do not relate to the reissuance of third-party beneficial interests or (3) allowing the Company to hold an unconditional call option related to a certain percentage of the securitized assets.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Student Loan Securitization (Continued)

Key economic assumptions used in estimating the fair value of the Residual Interests at the date of securitization resulting from the student loan securitization sale transactions completed during the years ended December 31, 2007, 2006 and 2005 were as follows:

	Years Ended December 31,
	2007				2006						2005
	FFELP
	Stafford	FFELP	Private		FFELP		FFELP		Private		FFELP		FFELP	Private
	and	Consolidation	Education		Stafford		Consolidation		Education		Stafford		Consolidation	Education
	PLUS(1)	Loans(1)	Loans		and PLUS		Loans		Loans		and PLUS		Loans	Loans

Prepayment speed (annual rate)(2)	—	—	—		*		6%		4%		**		6%	4%
Interim status	—	—	0%		—		—		—		—		—	—
Repayment status	—	—	4-7%		—		—		—		—		—	—
Life of loan repayment status	—	—	6%		—		—		—		—		—	—
Weighted average life	—	—	9.4 y	rs.	3.7 y	rs.	8.2 y	rs.	9.4 y	rs.	3.8 y	rs.	7.9 yrs.	8.9 y	rs.
Expected credit losses (% of principal securitized)	—	—	4.69%		.15%		.19%		4.79%		—%		—%	4.41%
Residual cash flows discounted at (weighted average)	—	—	12.5%		12.4%		10.8%		12.9%		12.2%		10.1%	12.3%

(1)	No securitizations qualified for sale treatment in the period.

(2)	Effective December 31, 2006, the Company implemented Constant Prepayment Rates (“CPR”) curves for Residual Interest valuations that are based on the number of months since entering repayment that better reflect the CPR as the loan seasons. Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Previously, the Company applied a CPR that was based on a static life of loan assumption, irrespective of seasoning, or, in the case of FFELP Stafford and PLUS loans, the Company used a vector approach in applying the CPR. The repayment status CPR depends on the number of months since first entering repayment or as the loans seasons through the portfolio. Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.

*	CPR of 20 percent for 2006, 15 percent for 2007, and 10 percent thereafter.

**	Securitizations through August 2005 used a CPR of 20 percent for 2005, 15 percent for 2006 and 6 percent thereafter. Securitizations from September 2005 through December 2005 used a CPR of 30 percent for 2005, 20 percent for 2006, 15 percent for 2007 and 10 percent thereafter.

The following table summarizes cash flows received from or paid to the off-balance sheet securitization trusts during the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
(Dollars in millions)

Net proceeds from new securitizations completed during the period	$1,977	$19,521	$13,523
Purchases of Private Education Loans from securitization trusts	(162)	(72)	(63)
Servicing fees received(1)	286	327	320
Cash distributions from trusts related to Residual Interests	782	598	630

(1)	The Company receives annual servicing fees of 90 basis points, 50 basis points and 70 basis points of the outstanding securitized loan balance related to its FFELP Stafford, FFELP Consolidation Loan and Private Education Loan securitizations, respectively.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Student Loan Securitization (Continued)

Residual Interest in Securitized Receivables

The following tables summarize the fair value of the Company’s Residual Interests, included in the Company’s Retained Interest (and the assumptions used to value such Residual Interests), along with the underlying off-balance sheet student loans that relate to those securitizations in transactions that were treated as sales as of December 31, 2007 and 2006.

	As of December 31, 2007
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts(5)	Total
(Dollars in millions)

Fair value of Residual Interests(2)	$390	$730	$1,924	$3,044
Underlying securitized loan balance(3)	9,338	15,968	14,199	39,505
Weighted average life	2.7 yrs.	7.4 yrs.	7.0 yrs.
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	0-37%	3-8%	1-30%
Life of loan — repayment status	21%	6%	9%
Expected credit losses (% of student loan principal)	.11%	.21%	5.28%
Residual cash flows discount rate	12.0%	9.8%	12.9%

	As of December 31, 2006
	FFELP	Consolidation	Private
	Stafford and	Loan	Education
	PLUS	Trusts(1)	Loan Trusts	Total
(Dollars in millions)

Fair value of Residual Interests(2)	$701	$676	$1,965	$3,342
Underlying securitized loan balance(3)	14,794	17,817	13,222	45,833
Weighted average life	2.9 yrs.	7.3 yrs.	7.2 yrs.
Prepayment speed (annual rate)(4)
Interim status	0%	N/A	0%
Repayment status	0-43%	3-9%	4-7%
Life of loan — repayment status	24%	6%	6%
Expected credit losses (% of student loan principal)	.06%	.07%	4.36%
Residual cash flows discount rate	12.6%	10.5%	12.6%

(1)	Includes $283 million and $151 million related to the fair value of the Embedded Floor Income as of December 31, 2007 and 2006, respectively. Changes in the fair value of the Embedded Floor Income are primarily due to changes in the interest rates and the paydown of the underlying loans.
(2)	At December 31, 2007 and 2006, the Company had unrealized gains (pre-tax) in accumulated other comprehensive income of $301 million and $389 million, respectively, that related to the Retained Interests.
(3)	In addition to student loans in off-balance sheet trusts, the Company had $65.5 billion and $48.6 billion of securitized student loans outstanding (face amount) as of December 31, 2007 and 2006, respectively, in on-balance sheet securitization trusts.
(4)	Effective December 31, 2006, the Company implemented CPR curves for Residual Interest valuations that are based on seasoning (the number of months since entering repayment). Under this methodology, a different CPR is applied to each year of a loan’s seasoning. Previously, the Company applied a CPR that was based on a static life of loan assumption, and, in the case of FFELP Stafford and PLUS loans, the Company applied a vector approach, irrespective of seasoning. Repayment status CPR used is based on the number of months since first entering repayment (seasoning). Life of loan CPR is related to repayment status only and does not include the impact of the loan while in interim status. The CPR assumption used for all periods includes the impact of projected defaults.
(5)	The Company adopted SFAS No. 155, effective January 1, 2007. As a result, the Company elected to carry the Residual Interest on the Private Education Loan securitization which settled in the first quarter of 2007 at fair value with subsequent changes in fair value recorded in earnings. The fair value of this Residual Interest at December 31, 2007 was $363 million inclusive of a net $25 million fair value loss adjustment recorded since settlement.

The Company recorded impairment charges to the Retained Interests of $254 million, $157 million and $260 million, respectively, for the years ended December 31, 2007, 2006 and 2005. The impairment charges were the result of FFELP loans prepaying faster than projected through loan consolidation ($110 million,

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Student Loan Securitization (Continued)

$104 million and $256 million for the years ended December 31, 2007, 2006 and 2005, respectively), impairment to the Floor Income component of the Company’s Retained Interest due to increases in interest rates during the period ($24 million, $53 million and $4 million for the years ended December 31, 2007, 2006 and 2005, respectively), and increases in prepayments, defaults and the discount rate related to Private Education Loans ($120 million for the year ended December 31, 2007).

The Company assessed the appropriateness of the current risk premium, which is added to the risk free rate, for the purpose of arriving at a discount rate in light of the current economic and credit uncertainty that exists in the market as of December 31, 2007. This discount rate is applied to the projected cash flows to arrive at a fair value representative of the current economic conditions. The Company increased the risk premium by 100 basis points (to LIBOR plus 850 basis points) to better take into account the current level of cash flow uncertainty and lack of liquidity that exists with the Private Education Residual Interests. During 2007, the Company increased its loan loss allowance related to the non-traditional or higher-risk loans within the Company’s Private Education Loan portfolio that the Company does not generally securitize. As a result, the Company does not expect the default rates used for the Residual Interest valuations to correspond with the expected default rates contemplated by the provision expense related to the non-traditional Private Education Loans recorded in 2007.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Student Loan Securitization (Continued)

The following table reflects the sensitivity of the current fair value of the Retained Interests to adverse changes in the key economic assumptions used in the valuation of the Retained Interest at December 31, 2007, discussed in detail in the preceding table. The effect of a variation in a particular assumption on the fair value of the Retained Interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities. These sensitivities are hypothetical, as the actual results could be materially different than these estimates.

	Year Ended December 31, 2007
	FFELP		FFELP
	Stafford/PLUS		Consolidation		Private Education
(Dollars in millions)	Loan Trusts		Loan Trusts		Loan Trusts

Fair value of Residual Interest(1)	$390		$730	(2)	$1,924
Weighted-average life	2.7	yrs.	7.4	yrs.	7.0	yrs.
Prepayment speed assumptions(3)
Interim status	0%		N/A		0%
Repayment status	0-37%		3-8%		1-30%
Life of loan — repayment status	21%		6%		9%
Impact on fair value of 5% absolute increase	$(33)		$(115)		$(393)
Impact on fair value of 10% absolute increase	$(58)		$(196)		$(684)
Expected credit losses (as a% of student loan principal)	.11%		.21%		5.28	%(4)
Impact on fair value of 5% absolute increase in default rate	$(6)		$(15)		$(344)
Impact on fair value of 10% absolute increase in default rate	$(16)		$(28)		$(688)
Residual cash flows discount rate	12.0%		9.8%		12.9%
Impact on fair value of 5% absolute increase	$(29)		$(127)		$(368)
Impact on fair value of 10% absolute increase	$(54)		$(220)		$(629)

Difference between Asset and Funding underlying indices(5)(6)	3 month LIBOR forward curve at December 31, 2007 plus contracted spreads
Impact on fair value of 0.25% absolute increase in funding index compared to asset index	$(60)		$(187)		$(6)
Impact on fair value of 0.50% absolute increase in funding index compared to asset index	$(120)		$(373)		$(13)

(1)	In addition to the assumptions in the table above, the Company also projects the reduction in distributions that will result from the various benefit programs that exist related to consecutive on-time payments by borrowers. Related to the entire $3.0 billion Residual Interest there is $227 million (present value) of benefits projected which reduce the fair value.
(2)	Certain consolidation trusts have $3.4 billion of non-U.S. dollar (Euro denominated) bonds outstanding. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly-rated counterparties. These swaps are in a $963 million gain position (in the aggregate) and $315 million position net of collateral posted as a result of the decline in the exchange rates between the U.S. dollar and the Euro. This unrealized market value gain is not part of the fair value of the Residual Interest in the table above. Not all derivatives within the trusts require the swap counterparties to post collateral to the respective trust for changes in market value, unless the trust’s swap counterparty’s credit rating has been withdrawn or has been downgraded below a certain level. If the swap counterparty does not post the required collateral or is downgraded further, the counterparty must find a suitable replacement counterparty or provide the trust with a letter of credit or a guaranty from an entity that has the required credit ratings. Ultimately, the Company’s exposure related to a swap counterparty failing to make its payments is limited to the fair value of the related trust’s Residual Interest which was $404 million as of December 31, 2007.
(3)	See previous table for details on CPR. Impact on fair value due to increase in prepayment speeds only increases the repayment status speeds. Interim status CPR remains 0%.
(4)	Expected credit losses are used to project future cash flows related to the Private Education Loan securitization’s Residual Interest. However, for all trusts settling prior to September 30, 2005, the Company, to date, has purchased loans at par when the loans reach 180 days delinquent prior to default under a contingent call option, resulting in no credit losses at the trust nor related to the Company’s Residual Interest. When the Company exercises its contingent call option and purchases the loan from the trust at par, the Company records a loss related to these loans that are now on the Company’s balance sheet. The Company recorded losses of $123 million, $48 million, and $32 million for the years ended December 31, 2007, 2006 and 2005, respectively, related to this activity and speciality claims. For all trusts settling after October 1, 2005 the Company does not hold this contingent call option. Credit losses, net of recoveries, for these trusts where the Company does not hold the contingent call option, were $21.5 million and $2.1 million for the years ended December 31, 2007 and 2006, respectively.
(5)	Student loan assets are primarily indexed to a Treasury bill, commercial paper or a prime index. Funding within the trust is primarily indexed to a LIBOR index. Sensitivity analysis increases funding indexes as indicated while keeping asset underlying indexes fixed.
(6)	At December 31, 2007, the Company had $2.3 billion of auction rate securities outstanding in its off-balance sheet trusts. In February 2008, an imbalance of supply and demand in the auction rate securities market as a whole led to failures of the auctions pursuant to which certain of the Company’s auction rate securities’ interest rates are set. As a result, certain of the Company’s auction rate securities currently bear interest at the maximum rate allowable under their terms. The maximum allowable interest rate on these auction rate securities is generally LIBOR plus 1.50 percent, with limited exceptions.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

9.	Student Loan Securitization (Continued)

The table below shows the Company’s off-balance sheet Private Education Loan delinquency trends as of December 31, 2007, 2006 and 2005.

	Off-Balance Sheet Private Education Loan Delinquencies
	December 31,		December 31,		December 31,
	2007		2006		2005
(Dollars in millions)	Balance	%	Balance	%	Balance	%

Loans in-school/grace/deferment(1)	$4,963		$5,608		$3,679
Loans in forbearance(2)	1,417		822		614
Loans in repayment and percentage of each status:
Loans current	7,403	94.7%	6,419	94.5%	4,446	95.6%
Loans delinquent 31-60 days(3)	202	2.6	222	3.3	136	2.9
Loans delinquent 61-90 days	84	1.1	60	.9	35	.7
Loans delinquent greater than 90 days	130	1.6	91	1.3	36	.8

Total off-balance sheet Private Education Loans in repayment	7,819	100%	6,792	100%	4,653	100%

Total off-balance sheet Private Education Loans, gross	$14,199		$13,222		$8,946

(1)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(2)	Loans for borrowers who have requested extension of grace period generally during employment transition or who have temporarily ceased making full payments due to hardship or other factors, consistent with the established loan program servicing policies and procedures.

(3)	The period of delinquency is based on the number of days scheduled payments are contractually past due.

10.	Derivative Financial Instruments

Risk Management Strategy

The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize the economic effect of interest rate changes. The Company’s goal is to manage interest rate sensitivity by modifying the repricing frequency and underlying index characteristics of certain balance sheet assets and liabilities (including the Residual Interest from off-balance sheet securitizations) so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. The Company does not use derivative instruments to hedge credit risk associated with debt issued by the Company. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. Income or loss on the derivative instruments that are linked to the hedged assets and liabilities will generally offset the effect of this unrealized appreciation or depreciation for the period the item is being hedged. The Company views this strategy as a prudent management of interest rate sensitivity. In addition, the Company utilizes derivative contracts to minimize the economic impact of changes in foreign currency exchange rates on certain debt obligations that are denominated in foreign currencies. As foreign currency exchange rates fluctuate, these liabilities will appreciate and depreciate in value. These fluctuations, to the extent the hedge relationship is effective, are offset by changes in the value of the cross-currency interest rate swaps executed to hedge these instruments. Management believes certain derivative transactions entered into as hedges, primarily Floor Income Contracts and basis swaps and Eurodollar futures contracts, are

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

10.	Derivative Financial Instruments (Continued)

economically effective; however, those transactions generally do not qualify for hedge accounting under SFAS No. 133 (as discussed below) and thus may adversely impact earnings.

Although the Company uses derivatives to offset (or minimize) the risk of interest rate and foreign currency changes, the use of derivatives does expose the Company to both market and credit risk. Market risk is the chance of financial loss resulting from changes in interest rates, foreign exchange rates and/or stock prices. Credit risk is the risk that a counterparty will not perform its obligations under a contract and it is limited to the loss of the fair value gain in a derivative that the counterparty owes the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, has no credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with highly rated counterparties that are reviewed periodically by the Company’s credit department. The Company also maintains a policy of requiring that all derivative contracts be governed by an International Swaps and Derivative Association Master Agreement. Depending on the nature of the derivative transaction, bilateral collateral arrangements generally are required as well. When the Company has more than one outstanding derivative transaction with a counterparty, and there exists legally enforceable netting provisions with the counterparty (i.e. a legal right to offset receivable and payable derivative contracts), the “net” mark-to-market exposure represents the netting of the positive and negative exposures with the same counterparty. When there is a net negative exposure, the Company considers its exposure to the counterparty to be zero. At December 31, 2007 and 2006, the Company had a net positive exposure (derivative gain positions to the Company less collateral which has been posted by counterparties to the Company) related to corporate derivatives of $463 million and $97 million, respectively.

The majority of the Company’s ISDA Master Agreements provide that the counterparty may declare a “Termination Event” and terminate its positions if a “Designated Event” occurs and the Company’s unsecured and unsubordinated long-term debt rating fall to either of the pre-determined levels, which is typically “Baa3” for Moody’s and “BBB-” from S&P. For purposes of these ISDA Master Agreements, the execution of the Merger Agreement constituted a “Designated Event.” On February 4, 2008, Standard & Poor’s Ratings Services announced that it lowered the Company’s long-term debt rating to “BBB-/A-3” from “BBB+/A-2.” Standard & Poor’s also announced that the Company’s rating remains on CreditWatch with negative implications. As of February 28, 2008, 92 percent of the counterparties (on a notional basis) have agreed in writing to waive their rights (or do not have the rights) to declare a “Termination Event” arising from the Company executing the Merger Agreement and the resulting ratings downgrade. Depending upon interest rates and exchange rates, the Company could be liable for substantial payments to terminate these positions if the counterparties exercise their right to terminate at any point in the future. It would be the Company’s intent to replace any terminated positions with derivatives executed with other counterparties, however, the Company may not be able to readily replace any terminated positions or may incur substantial additional costs to do so. The Company’s liquidity could be adversely affected by these additional payments and costs. In addition, prior to the recent ratings downgrade, the Company had the use of cash collateral posted by these counterparties. As a result of the Company’s recent ratings downgrade, its ability to use that cash collateral will become restricted unless the counterparties waive these restrictions. The Company is currently in negotiations with its counterparties to waive these restrictions so that use of such cash collateral once again becomes unrestricted. If not waived, these cash collateral balances will appear in the “Restricted cash and investments” line of the consolidated balance sheet.

The Company’s on-balance sheet securitization trusts have $11.0 billion of Euro and British Pound Sterling denominated bonds outstanding as of December 31, 2007. To convert these non-U.S. dollar denominated bonds into U.S. dollar liabilities, the trusts have entered into foreign-currency swaps with highly-rated

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

10.	Derivative Financial Instruments (Continued)

counterparties. As of December 31, 2007, the net positive exposure on these swaps is $1.7 billion. As previously discussed, the Company’s corporate derivatives contain provisions which require collateral to be posted on a regular basis for changes in market values. The on-balance sheet trusts’ derivatives are structured such that swap counterparties are required to post collateral if their credit rating has been withdrawn or is below a certain level. If the swap counterparty does not post the required collateral or is downgraded further, the counterparty must find a suitable replacement counterparty or provide the trust with a letter of credit or a guaranty from an entity that has the required credit ratings. In addition to the credit rating requirement, trusts issued after November 2005 require the counterparty to post collateral due to a net positive exposure on cross-currency interest rate swaps, irrespective of their counterparty rating. The trusts, however, are not required to post collateral to the counterparty. As of December 31, 2007, counterparties have posted $310 million of collateral due to a net positive exposure from changes in market value and have not posted any collateral related to any credit rating downgrade as no downgrade triggers have been met. Ultimately, the Company’s exposure related to a swap counterparty failing to make its required payments is limited to the trust assets (primarily student loans and cash) which collateralize the outstanding bonds in the trust. Because the bonds outstanding generally are at parity with the assets that collateralize the bonds, even in periods of great stress in the foreign currency markets, the likelihood of a material loss is remote.

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

Fair Value Hedges

Fair value hedges are generally used by the Company to hedge the exposure to changes in fair value of a recognized fixed rate asset or liability. The Company enters into interest rate swaps to convert fixed rate assets into variable rate assets and fixed rate debt into variable rate debt. The Company also enters into cross-currency interest rate swaps to convert foreign currency denominated fixed and floating debt to U.S. dollar denominated variable debt. For fair value hedges, the Company generally considers all components of the derivative’s gain and/or loss when assessing hedge effectiveness (in some cases the Company excludes time-value components) and generally hedges changes in fair value due to interest rates or interest rates and foreign currency exchange rates or the total change in fair value.

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

deemed probable not to occur, gains and losses are reclassified immediately to earnings. In assessing hedge effectiveness, generally all components of each derivative’s gains or losses are included in the assessment. The Company generally hedges exposure to changes in cash flows due to changes in interest rates or total changes in cash flow.

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

The Company also uses basis swaps to minimize earnings variability caused by having different reset characteristics on the Company’s interest-earning assets and interest-bearing liabilities. These swaps usually possess a term of up to 14 years with a pay rate indexed to 91-day Treasury bill, 3-month commercial paper, 52-week Treasury bill, LIBOR, Prime, or 1-year constant maturity Treasury rates. The specific terms and notional amounts of the swaps are determined based on management’s review of its asset/liability structure, its assessment of future interest rate relationships, and on other factors such as short-term strategic initiatives. SFAS No. 133 requires that when using basis swaps, the change in the cash flows of the hedge effectively offset both the change in the cash flows of the asset and the change in the cash flows of the liability. The Company’s basis swaps hedge variable interest rate risk, however they generally do not meet this effectiveness test because most of the Company’s FFELP student loans can earn at either a variable or a fixed interest rate depending on market interest rates. The Company also has basis swaps that do not meet the SFAS No. 133 effectiveness test that economically hedge off-balance sheet instruments. As a result, under GAAP these swaps are recorded at fair value with changes in fair value reflected currently in the income statement.

In addition, the Company enters into equity forward contracts (see Note 12, “Stockholders’ Equity,” for a further discussion of equity forward contracts and the settlement of all equity forward contracts in January 2008). The Company utilizes the strategy to lock in the purchase price of the Company’s stock to better manage the cost of its share repurchases. In order to qualify as a hedge under SFAS No. 133, the hedged item must impact net income. In this case, the repurchase of the Company’s shares does not impact net income, therefore, the equity forwards do not qualify as a SFAS No. 133 hedge. Prior to December 31, 2007, the Company’s equity forward contracts provided for physical, net share or net cash settlement options. On December 31, 2007, the terms of the contracts were changed to allow for physical settlement only. This effectively changed the characteristics of the contracts so they no longer were derivatives accounted for under SFAS No. 133 and SFAS No. 150 and instead were accounted for as a liability (recorded at the present value of the repurchase price) under SFAS No. 150.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

10.	Derivative Financial Instruments (Continued)

Summary of Derivative Financial Statement Impact

The following tables summarize the fair values and notional amounts or number of contracts of all derivative instruments at December 31, 2007 and 2006, and their impact on other comprehensive income and earnings for the years ended December 31, 2007, 2006 and 2005. At December 31, 2007 and 2006, $196 million (none of which is in restricted cash and investments on the balance sheet) and $418 million (of which $53 million is in restricted cash and investments on the balance sheet) fair value, respectively, of available-for-sale investment securities and $890 million and $28 million, respectively, of cash were pledged as collateral against these derivative instruments. In addition, $1.3 billion and $275 million of cash was held as collateral at December 31, 2007 and 2006, respectively, for derivative counterparties where we have exposure.

	December 31,
	Cash Flow		Fair Value		Trading		Total
	2007	2006	2007	2006	2007	2006	2007	2006

Fair Values(1) (Dollars in millions)
Interest rate swaps	$(34)	$(9)	$102	$(355)	$252	$(111)	$320	$(475)
Floor/Cap contracts	—	—	—	—	(442)	(200)	(442)	(200)
Futures	—	—	—	—	—	—	—	—
Equity forwards(2)	—	—	—	—	—	(213)	—	(213)
Cross currency interest rate swaps	—	—	3,640	1,440	3	—	3,643	1,440

Total	$(34)	$(9)	$3,742	$1,085	$(187)	$(524)	$3,521	$552

Notional Value (Dollars in billions)
Interest rate swaps	$3.1	$2.1	$14.7	$15.6	$199.5	$162.0	$217.3	$179.7
Floor/Cap contracts	—	—	—	—	38.9	21.5	38.9	21.5
Futures	—	.1	—	—	.6	.6	.6	.7
Cross currency interest rate swaps	—	—	23.8	23.0	.1	—	23.9	23.0
Other(3)	—	—	—	—	.7	2.0	.7	2.0

Total	$3.1	$2.2	$38.5	$38.6	$239.8	$186.1	$281.4	$226.9

Contracts (Shares in millions)
Equity forwards(2)	—	—	—	—	—	48.2	—	48.2

(1)	Fair values reported are exclusive of collateral held and/or pledged.

(2)	As of December 31, 2007, the equity forward contract was amended to allow for only physical settlement. Effective with this change, the contract was no longer considered a derivative under SFAS No. 150 and SFAS No. 133, but rather accounted for as a liability (recorded at the present value of the repurchase price) under SFAS No. 150. See Note 12, “Stockholders’ Equity” for further discussion.

(3)	“Other” includes embedded derivatives bifurcated from newly issued on-balance sheet securitization debt, as a result of adopting SFAS No. 155 (see Note 2, “Significant Accounting Policies — Recently Issued Accounting Pronouncements — Accounting for Certain Hybrid Financial Instruments”). In addition, for December 31, 2006, “other” consisted of an embedded derivative ($2 billion notional) bifurcated from the convertible debenture issuance that relates primarily to certain contingent interest and conversion features of the debt. All of the embedded derivatives have had a de minimis fair value since bifurcation.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

10.	Derivative Financial Instruments (Continued)

	Years Ended December 31,
	Cash Flow			Fair Value						Trading			Total
	2007	2006	2005	2007		2006		2005		2007	2006	2005	2007	2006	2005
(Dollars in millions)

Change in fair value of cash flow hedges	$(16)	$(7)	$(27)	$—		$—		$—		$—	$—	$—	$(16)	$(7)	$(27)
Amortization of effective hedges(1)	1	12	25	—		—		—		—	—	—	1	12	25
Discontinued hedges	—	—	15	—		—		—		—	—	—	—	—	15

Change in accumulated other comprehensive income, net	$(15)	$5	$13	$—		$—		$—		$—	$—	$—	$(15)	$5	$13

Earnings Summary
Amortization of closed futures contracts’ gains/losses in interest expense(2)	$(2)	$(19)	$(39)	$—		$—		$—		$—	$—	$—	$(2)	$(19)	$(39)
Gains (losses) on derivative and hedging activities — Realized(3)	—	—	—	—		—		—		(18)	(109)	(387)	(18)	(109)	(387)
Gains (losses) on derivative and hedging activities — Unrealized	—	—	—	60	(4)	13	(4)	(3	)(4)	(1,403)	(243)	637	(1,343)	(230)	634

Total earnings impact	$(2)	$(19)	$(39)	$60		$13		$(3)		$(1,421)	$(352)	$250	$(1,363)	$(358)	$208

(1)	The Company expects to amortize $.1 million of after-tax net losses from accumulated other comprehensive income to earnings during the next 12 months related to closed futures contracts that were hedging the forecasted issuance of debt instruments that are outstanding as of December 31, 2007.

(2)	For futures contracts that qualify as SFAS No. 133 hedges where the hedged transaction occurs.

(3)	Includes net settlement income/expense related to trading derivatives and realized gains and losses related to derivative dispositions.

(4)	The change in fair value of cash flow and fair value hedges represents amounts related to ineffectiveness.

11.  Other Assets

The following table provides the detail of the Company’s other assets.

	December 31,		December 31,
	2007		2006
	Ending	% of	Ending	% of
	Balance	Balance	Balance	Balance

Derivatives at fair value	$3,744,611	35%	$1,353,820	24%
Accrued interest receivable	3,180,590	30	2,226,758	40
APG related receivables and Real Estate Owned	1,758,871	16	794,867	14
Accounts receivable — collateral posted	867,427	8	—	—
Benefit-related investments	467,379	4	446,602	8
Fixed assets, net	315,260	3	323,778	6
Accounts receivable — general	305,118	2	370,679	6
Other	107,851	2	69,439	2

Total	$10,747,107	100%	$5,585,943	100%

The “Derivatives at fair value” line in the above table represents the fair value of the Company’s derivatives in a gain position by counterparty. For the years ended December 31, 2007 and 2006, these balances primarily included cross-currency interest rate swaps designated as fair value hedges that were offset by an increase in interest-bearing liabilities related to the hedged foreign currency-denominated debt. For the

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

years ended December 31, 2007 and 2006, a net ineffectiveness gain (loss) of $70 million and ($23) million, respectively, was recorded in the “Gains (losses) on derivatives and hedging activities, net” line in the consolidated statement of income related to the cross-currency interest rate swap hedge relationships.

12.  Stockholders’ Equity

Preferred Stock

At December 31, 2007, the Company had outstanding 3.3 million shares of 6.97 percent Cumulative Redeemable Preferred Stock, Series A (the “Series A Preferred Stock”) and 4.0 million shares of Floating-Rate Non-Cumulative Preferred Stock, Series B (the “Series B Preferred Stock”). Neither series has a maturity date but can be redeemed at the Company’s option beginning November 16, 2009 for Series A, and on any dividend payment date on or after June 15, 2010 for Series B. Redemption would include any accrued and unpaid dividends up to the redemption date. The shares have no preemptive or conversion rights and are not convertible into or exchangeable for any of the Company’s other securities or property. Dividends on both series are not mandatory and are paid quarterly, when, as, and if declared by the Board of Directors. Holders of Series A Preferred Stock are entitled to receive cumulative, quarterly cash dividends at the annual rate of $3.485 per share. Holders of Series B Preferred Stock are entitled to receive quarterly dividends, based on 3-month LIBOR plus 70 basis points per annum in arrears, on and until June 15, 2011, increasing to 3-month LIBOR plus 170 basis points per annum in arrears, after and including the period beginning on June 15, 2011. Upon liquidation or dissolution of the Company, holders of the Series A and Series B Preferred Stock are entitled to receive $50 and $100 per share, respectively, plus an amount equal to accrued and unpaid dividends for the then current quarterly dividend period, if any, pro rata, and before any distribution of assets are made to holders of the Company’s common stock.

On December 31, 2007, the Company issued 1.0 million shares of 7.25 percent Mandatory Convertible Preferred Stock, Series C (the “Series C Preferred Stock”). Net proceeds from the sale, after deducting underwriting fees and other fees and expenses of the offering, were approximately $1.0 billion. Each share of Series C Preferred Stock has a $1,000 liquidation preference and is subject to mandatory conversion on December 15, 2010. On the mandatory conversion date, each share of the Series C Preferred Stock will automatically convert into shares of the Company’s common stock based on a conversion rate calculated using the average of the closing prices per share of the Company’s common stock during the 20 consecutive trading day period ending on the third trading day immediately preceding the mandatory conversion date. If the applicable market value on the mandatory conversion date is (i) greater than $23.97, the conversion rate is 41.7188 shares of the Company’s common stock per share of Series C Preferred Stock, (ii) less than $19.65, the conversion rate is 50.8906 shares of the Company’s common stock per share of Series C Preferred Stock, or (iii) equal to or less than $23.97 but greater than or equal to $19.65, the conversion rate is $1,000 divided by the applicable market value, which is between 41.7188 shares and 50.8906 shares of the Company’s common stock per share of Series C Preferred Stock. At any time prior to December 15, 2010, the holder may elect optional conversion in whole or in part at the minimum conversion rate of 41.7188 shares of the Company’s common stock per share of Series C Preferred Stock. Series C is not redeemable. Dividends are not mandatory and are paid quarterly, when, as, and if declared by the Board of Directors. Holders of Series C Preferred Stock are entitled to receive cumulative, quarterly cash dividends at the annual rate of 7.25 percent per share. On January 9, 2008, the Company issued an additional 150,000 shares of Series C Preferred Stock as a result of the underwriters exercising their over-allotment option, which resulted in net proceeds of $145.5 million.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

12.  Stockholders’ Equity (Continued)

  Common Stock

The Company’s shareholders have authorized the issuance of 1.1 billion shares of common stock (par value of $.20). At December 31, 2007, 466.5 million shares were issued and outstanding and 97 million shares were unissued but encumbered for outstanding Series C Preferred Stock, outstanding options, and remaining authority for stock-based compensation plans. The stock-based compensation plans are described in Note 14, “Stock-Based Compensation Plans and Arrangements.”

On December 31, 2007, the Company issued 101,781,170 shares of its common stock at a price of $19.65 per share. Net proceeds from the sale, after deducting underwriting fees and other fees and expenses of the offering, were approximately $1.9 billion. The Company used approximately $2.0 billion of the net proceeds from the sale of Series C Preferred Stock and the sale of its common stock to settle its outstanding equity forward contract (see “Common Stock Repurchase Program and Equity Forward Contracts” below). The remaining proceeds will be used for general corporate purposes. The Company issued 9,781,170 shares of the 102 million share offering from its treasury stock. These shares were removed from treasury stock at an average cost of $43.13, resulting in a $422 million decrease to the balance of treasury stock with an offsetting $235 million decrease to retained earnings.

Common Stock Repurchase Program and Equity Forward Contracts

The Company has historically repurchased its common stock through both open market purchases and settlement of equity forward contracts. Beginning on November 29, 2007, the Company amended or closed out certain equity forward contracts. On December 19, 2007, the Company entered into a series of transactions with its equity forward counterparties and Citibank, N.A. (“Citibank”) to assign all of its remaining equity forward contracts, covering 44,039,890 shares, to Citibank. In connection with the assignment of the equity forward contracts, the Company and Citibank amended the terms of the equity forward contract to eliminate all stock price triggers (which had previously allowed the counterparty to terminate the contracts prior to their scheduled maturity date) and termination events based on the Company’s credit ratings. The strike price of the equity forward contract on December 19, 2007, was $45.25 with a maturity date of February 22, 2008. The new Citibank equity forward contract was 100 percent collateralized with cash. On December 31, 2007, the Company and Citibank agreed to physically settle the contract and the Company paid Citibank approximately $1.1 billion, the difference between the contract purchase price and the previous market closing price on the 44,039,890 shares. This effectively changed the characteristics of the contract so it no longer was a derivative accounted for under SFAS No. 133 and instead was a liability (recorded at the present value of the repurchase price) under SFAS No. 150. Consequently, the common shares outstanding and shareholders’ equity on the Company’s year-end balance sheet reflect the shares issued in the public offerings and the physical settlement of the equity forward contract. As of December 31, 2007, the 44 million shares under this equity forward contract are reflected in treasury stock. The Company paid Citibank the remaining balance of approximately $0.9 billion due under the contract on January 9, 2008. The Company has no outstanding equity forward positions outstanding after the contract settlement on January 9, 2008.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

12.  Stockholders’ Equity (Continued)

The following table summarizes the Company’s common share repurchase, issuance and equity forward activity for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
(Shares in millions)	2007	2006	2005

Common shares repurchased:
Open market	1.8	2.2	—
Equity forward contracts	4.2	5.4	17.3
Equity forward contracts agreed to be settled(1)	44.0	—	—
Benefit plans(2)	3.3	1.6	1.5

Total shares repurchased	53.3	9.2	18.8

Average purchase price per share(3)	$44.59	$52.41	$49.94

Common shares issued	109.2	6.7	8.3

Equity forward contracts:
Outstanding at beginning of period	48.2	42.7	42.8
New contracts	—	10.9	17.2
Settlements	(4.2)	(5.4)	(17.3)
Agreed to be settled(1)	(44.0)	—	—

Outstanding at end of period	—	48.2	42.7

Authority remaining at end of period to repurchase or enter into equity forwards	38.8	15.7	18.7

(1)	On December 31, 2007, the Company and Citibank agreed to physically settle the contract as detailed above. Consequently, the common shares outstanding and shareholders’ equity on the Company’s year-end balance sheet reflect the physical settlement of the equity forward contract. As of December 31, 2007, the 44 million shares under this equity forward contract are reflected in treasury stock.

(2)	Shares withheld from stock option exercises and vesting of performance stock for employees’ tax withholding obligations and shares tendered by employees to satisfy option exercise costs.

(3)	For equity forward contracts, the average purchase price per share for 2005 is calculated based on the average strike price of all equity forward contracts including those whose strike prices were amended and were net settled in cashless transactions. There were no such cashless transactions in 2006 or 2007.

The closing price of the Company’s common stock on December 31, 2007 was $20.14.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

12.  Stockholders’ Equity (Continued)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes the after-tax change in unrealized gains and losses on investments (which includes the Retained Interest in off-balance sheet securitized loans), unrealized gains and losses on derivatives, defined benefit pension plans for 2007 and 2006 and minimum pension liability for 2005. The following table presents the cumulative balances of the components of other comprehensive income for the years ended December 31, 2007, 2006 and 2005.

	December 31,
	2007	2006	2005

Net unrealized gains on investments(1)	$238,772	$340,363	$382,316
Net unrealized (losses) on derivatives(2)	(22,574)	(7,570)	(12,560)
Defined benefit pension plans:
Net prior service cost	—	(24)	—
Net gain	20,166	16,342	—

Total defined benefit pension plans(3)	20,166	16,318	—
Minimum pension liability(4)	—	—	(1,846)

Total accumulated other comprehensive income	$236,364	$349,111	$367,910

(1)	Net of tax expense of $125,473, $179,244 and $203,495 for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)	Net of tax benefit of $12,682, $4,347 and $4,667 for the years ended December 31, 2007, 2006 and 2005, respectively.

(3)	Net of tax expense of $11,677 and $8,787 for the years ended December 31, 2007 and 2006.

(4)	Net of tax benefit of $994 for the year ended December 31, 2005.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

13.  Earnings (Loss) per Common Share

Basic earnings (loss) per common share (“EPS”) is calculated using the weighted average number of shares of common stock outstanding during each period. A reconciliation of the numerators and denominators of the basic and diluted EPS calculations is as follows for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005

Numerator:
Net income (loss) attributable to common stock	$(933,539)	$1,121,389	$1,360,381
Adjusted for debt expense of convertible debentures (“Co-Cos”), net of taxes(1)	—	67,274	44,572
Adjusted for non-taxable unrealized gains on equity forwards(2)	—	(3,528)	—

Net income (loss) attributable to common stock, adjusted	$(933,539)	$1,185,135	$1,404,953

Denominator (shares in thousands):
Weighted average shares used to compute basic EPS	412,233	410,805	418,374
Effect of dilutive securities:
Dilutive effect of Co-Cos	—	30,312	30,312
Dilutive effect of stock options, nonvested restricted stock, restricted stock units, Employee Stock Purchase Plan (“ESPP”) and equity forwards(2)(3)(4)	—	10,053	11,574

Dilutive potential common shares(5)	—	40,365	41,886

Weighted average shares used to compute diluted EPS	412,233	451,170	460,260

Net earnings (loss) per share:
Basic earnings (loss) per common share	$(2.26)	$2.73	$3.25
Dilutive effect of Co-Cos(1)	—	(.03)	(.11)
Dilutive effect of equity forwards(2)(4)	—	(.01)	—
Dilutive effect of stock options, nonvested restricted stock, restricted stock units, and ESPP(3)	—	(.06)	(.09)

Diluted earnings (loss) per common share	$(2.26)	$2.63	$3.05

(1)	Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” requires the shares underlying Co-Cos to be included in diluted EPS computations regardless of whether the market price trigger or the conversion price has been met, using the “if-converted” method.

(2)	SFAS No. 128, “Earnings per Share,” and the additional guidance provided by EITF Topic No. D-72, “Effect of Contracts That May Be Settled in Stock or Cash on the Computation of Diluted Earnings per Share,” require both the denominator and the numerator to be adjusted in calculating the potential impact of the Company’s equity forward contracts on diluted EPS. Under this guidance, when certain conditions are satisfied, the impact can be dilutive when the combination of the average share price during the period is lower than the respective strike prices on the Company’s equity forward contracts, and the reversal of an unrealized gain or loss on derivative and hedging activities related to its equity forward contracts results in a lower EPS calculation.

(3)	Includes the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, nonvested restricted stock, restricted stock units, and the outstanding commitment to issue shares under the ESPP, determined by the treasury stock method.

(4)	Includes the potential dilutive effect of equity forward contracts, determined by the reverse treasury stock method.

(5)	For the year ended December 31, 2007, stock options covering approximately 37 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive due to the Company’s net loss. For the years ended December 31, 2006 and 2005, stock options and equity forwards covering approximately 57 million shares and 30 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

14.  Stock-Based Compensation Plans and Arrangements

The Company has various stock-based compensation plans which provide for grants of stock, stock options, restricted stock, and restricted stock units. The Company also makes grants of stock-based awards under individually negotiated arrangements.

The SLM Corporation Incentive Plan (the “Incentive Plan”) was approved by shareholders in 2004 and amended in 2005 and 2006. A total of 17.7 million shares are authorized to be issued from this plan. Upon approval of the Incentive Plan, the Company discontinued the Employee Stock Option Plan (the “ESOP”) and Management Incentive Plan (the “MIP”). Shares available for future issuance under the ESOP and MIP were canceled; however, terms of outstanding grants remain unchanged. Also, commitments made to certain option holders to receive replacement options under the MIP will be honored.

Awards under the Incentive Plan may be in the form of stock, stock options, restricted stock and restricted stock units.

The Company also maintains the Employee Stock Purchase Plan (the “ESPP”).

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

The total stock-based compensation cost recognized in the consolidated statements of income for the years ended December 31, 2007 and 2006 was $75 million and $81 million, respectively. The related income tax benefit for the years ended December 31, 2007 and 2006 was $28 million and $30 million, respectively. As of December 31, 2007, there was $19 million of total unrecognized compensation cost related to stock-based compensation programs, which is expected to be recognized over a weighted average period of 1.1 years.

Stock Options

Under the Incentive Plan, ESOP and MIP, the maximum term for stock options is 10 years and the exercise price must be equal to or greater than the market price of SLM common stock on the date of grant. Stock options granted to officers and management employees under the plans generally vest upon the Company’s common stock price reaching a closing price equal to or greater than 20 percent above the fair market value of the common stock on the date of grant for five days, but no earlier than 12 months from the grant date. Stock options granted to the chief executive officer have included more difficult price vesting targets. In any event, all price vested options vest upon the eighth anniversary of their grant date. Options granted to rank-and-file employees are time-vested with the grants vesting one-half in 18 months from their grant date and the second one-half vesting 36 months from their grant date.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

14.  Stock-Based Compensation Plans and Arrangements (Continued)

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

The fair values of the options granted in the years ended December 31, 2007, 2006 and 2005 were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

	Years Ended December 31,
	2007	2006	2005

Risk-free interest rate	4.88%	4.75%	3.87%
Expected volatility	21.10%	20.22%	21.48%
Expected dividend rate	2.20%	1.72%	1.58%
Expected life of the option	3 years	3 years	3 years

The expected life of the options is based on observed historical exercise patterns. Groups of employees that have received similar option grant terms were considered separately for valuation purposes. The expected volatility is based on implied volatility from publicly-traded options on the Company’s stock at the date of grant and historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury spot rate at the date of grant consistent with the expected term of the option. The dividend yield is based on the projected annual dividend payment per share based on the dividend amount at the date of grant, divided by the stock price at the date of grant.

As of December 31, 2007, there was $13 million of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of .8 years.

The following table summarizes stock option activity for the year ended December 31, 2007.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Options	Share	Term	Value

Outstanding at December 31, 2006	41,022,878	$37.85
Granted	3,784,600	45.41
Exercised	(6,635,644)	27.66
Canceled	(1,513,070)	51.15

Outstanding at December 31, 2007(1)	36,658,764	$39.92	6.09 yrs	$0

Exercisable at December 31, 2007	25,357,909	$35.14	5.20 yrs	$0

(1)	Includes gross number of net-settled options awarded. Options granted in 2007 were granted as net-settled options. Upon exercise of a net-settled option, employees are entitled to receive the after-tax spread shares only. The spread shares equal the gross number of options granted less shares for the option cost. Shares for the option cost equal the option price multiplied by the number of gross options exercised divided by the fair market value of SLM common stock at the time of exercise.

The weighted average fair value of options granted was $7.89, $9.34 and $8.69 for the years ended December 31, 2007, 2006 and 2005, respectively. The total intrinsic value of options exercised was

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

14.  Stock-Based Compensation Plans and Arrangements (Continued)

$140 million, $129 million and $158 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Cash received from option exercises was $96 million for the year ended December 31, 2007. The actual tax benefit realized for the tax deductions from option exercises totaled $52 million for the year ended December 31, 2007.

Restricted Stock

To date, restricted stock granted under the Incentive Plan has been subject to performance vesting criteria. This restricted stock must vest over a minimum of a 12-month performance period. Performance criteria may include the achievement of any of several financial and business goals, such as “Core Earnings” earnings per share, loan volume, market share, overhead or other expense reduction, or “Core Earnings” net income. The Company pays or credits dividends on nonvested restricted stock.

In accordance with SFAS No. 123(R), the fair value of restricted stock awards is estimated on the date of grant based on the market price of the stock and is amortized to compensation cost on a straight-line basis over the related vesting periods. As of December 31, 2007, there was $6 million of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes restricted stock activity for the year ended December 31, 2007.

		Weighted
		Average Grant
	Number of	Date
	Shares	Fair Value

Nonvested at December 31, 2006	403,726	$49.68
Granted	226,483	45.41
Vested	(165,408)	48.97
Canceled	(45,650)	46.32

Nonvested at December 31, 2007	419,151	$48.02

The total fair value of shares that vested during the years ended December 31, 2007, 2006 and 2005, was $8 million, $3 million and $16 million, respectively.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) to certain executive management employees. Conversion of vested RSUs to common stock is deferred until the employee’s retirement or termination of employment. The fair value of each grant is estimated on the date of grant based on the market price of the stock and is amortized to compensation cost on a straight-line basis over the related vesting periods. As of December 31, 2007, there was no unrecognized compensation cost related to RSUs.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

14.  Stock-Based Compensation Plans and Arrangements (Continued)

The following table summarizes RSU activity for the year ended December 31, 2007.

		Weighted
		Average Grant
	Number of	Date
	RSUs	Fair Value

Outstanding at December 31, 2006	640,000	$39.45
Granted	10,000	45.41
Canceled	—	—
Converted to common stock	—	—

Outstanding at December 31, 2007	650,000	$39.54

Vested(1)	650,000	$39.54

(1)	All outstanding RSUs vested in 2007 but were not converted to common stock until January 2008.

There were 39,071 dividend equivalents on outstanding RSUs at December 31, 2007.

The total fair value of RSUs that vested during the years ended December 31, 2007, 2006 and 2005 was $26 million, $15 million and $10 million, respectively. The total intrinsic value of RSUs converted to common stock during the year ended December 31, 2006 was $10 million. There were no RSUs converted to common stock for the years ended December 31, 2007 and December 31, 2005.

Employee Stock Purchase Plan

Under the Company’s ESPP, employees could purchase shares of the Company’s common stock at the end of a 24-month offering period at a price equal to the share price at the beginning of the 24-month period, less 15 percent, up to a maximum purchase price of $10,000 plus accrued interest. The purchase price for each offering was determined at the beginning of the offering period.

The fair values of the stock purchase rights of the ESPP offerings in the years ended December 31, 2007 and 2006 were calculated using a Black-Scholes option pricing model with the following weighted average assumptions.

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Risk free interest rate	4.97%	4.75%
Expected volatility	22.67%	20.41%
Expected dividend rate	2.19%	1.92%
Expected life	2 years	2 years

The expected volatility is based on implied volatility from publicly-traded options on the Company’s stock at the date of grant and historical volatility of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury spot rate at the date of grant consistent with the expected term. The dividend yield is based on the projected annual dividend payment per share based on the current dividend amount at the date of grant, divided by the stock price at the date of grant.

The weighted average fair value of the stock purchase rights of the ESPP offerings for the years ended December 31, 2007 and 2006 was $10.41 and $11.31, respectively. The fair value was amortized to compensation cost on a straight-line basis over a two-year vesting period. As of December 31, 2007, there was no unrecognized compensation cost related to the ESPP.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

14.  Stock-Based Compensation Plans and Arrangements (Continued)

During the years ended December 31, 2007 and 2006, plan participants purchased 215,058 shares and 182,066 shares, respectively, of the Company’s common stock.

Equity Compensation Plans

The following table summarizes information as of December 31, 2007, relating to equity compensation plans or arrangements of the Company pursuant to which grants of options, restricted stock, RSUs or other rights to acquire shares may be granted from time to time.

				Number of
	Number of		Average	Securities Remaining
	Securities to be	Weighted Average	Remaining Life	Available for Future
	Issued Upon Exercise	Exercise Price	(Years) of	Issuance Under	Types of
	of Outstanding	of Outstanding	Options	Equity Compensation	Awards
Plan Category	Options and Rights	Options and Rights	Outstanding	Plans	Issuable(1)

Equity compensation plans approved by security holders:
Directors Stock Plan	2,559,062	$33.99	5.0	734,427	NQ,ST
SLM Corporation Incentive Plan(2)(3)					NQ,ISO,RES, RSU
Traditional options	2,119,794	44.80	6.9
Net-settled options	—	51.12	8.1
Full value awards	551,046	—	—

Total SLM Corporation Incentive Plan	2,670,840	50.29	8.0	12,603,582
Expired Plans(4)					NQ,ISO,RES
Traditional options	12,663,054	32.82	4.7
Full value awards	41,700	—	—	—

Total expired plans	12,704,754	32.82	4.7	—

Total approved by security holders	17,934,656	41.92	6.4	13,338,009
Equity compensation plans not approved by security holders:
Assumed shares(5)	—	—	—	502,934	NQ,ISO,RES, RSU
Compensation arrangements	483,127	—	—	—	RSU
Employee Stock Purchase Plan(6)	—	—	—	1,118,454
Expired Plan(7)	5,248,248	27.98	4.1	—	NQ,RES

Total not approved by security holders	5,731,375	27.98	4.1	1,621,388

Total	23,666,031	$39.92	6.1	14,959,397

(1)	NQ (Non-Qualified Stock Option), ISO (Incentive Stock Option), RES (Restricted/Performance Stock), RSU (Restricted Stock Unit), ST (Stock Grant).

(2)	Options granted in 2006 and 2007 were granted as net-settled options. Also, certain traditional options outstanding at April 29, 2006 were converted to net-settled options in 2006. Upon exercise of a net-settled option, employees are entitled to receive the after-tax spread shares only. The spread shares equal the gross number of options granted less shares for the option cost. Shares for the option cost equal the option price multiplied by the number of gross options exercised divided by the fair market value of SLM common stock at the time of exercise. At December 31, 2007, the option price for all net-settled options was higher than the market price. Accordingly, the Company was not obligated to issue shares upon the exercise of all net-settled options at December 31, 2007.

(3)	The SLM Corporation Incentive Plan is subject to an aggregate limit of 2,502,934 shares that may be issued as restricted stock or RSUs. As of December 31, 2007, 1,372,794 shares are remaining from this authority.

(4)	Expired plans for which unexercised options remain outstanding are the 1993-1998 Stock Option Plan, Management Incentive Plan and Board of Directors Stock Option Plan.

(5)	The SLM Corporation Incentive Plan assumed 502,934 shares from The Upromise Stock Plan in October 2006 upon the Company’s acquisition of Upromise. These assumed shares were not approved by securities holders as permitted by the rules of the NYSE.

(6)	Number of shares available for issuance under the ESPP.

(7)	Expired plan for which unexercised options remain outstanding is the Employee Stock Option Plan.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

15.	Other Income

The following table summarizes the components of “Other income” in the consolidated statements of income for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
	2007	2006	2005

Late fees and forbearance fees	$135,627	$120,651	$97,862
Asset servicing and other transaction fees	123,568	42,951	—
Loan servicing fees	26,094	47,708	59,548
Gains on sales of mortgages and other loan fees	10,737	15,325	18,257
Other	89,049	111,672	97,592

Total other income	$385,075	$338,307	$273,259

Late Fees and Forbearance Fees

The Company recognizes late fees and forbearance fees on student loans when earned according to the contractual provisions of the promissory notes, as well as the Company’s expectation of collectability.

Asset Servicing and Other Transaction Fees

The Company’s Upromise subsidiary has a number of programs that encourage consumers to save for the cost of college education. Upromise has established an affinity marketing program which is designed to increase consumer purchases of merchant goods and services and to promote saving for college by consumers who are members of this program. Merchant partners generally pay Upromise transaction fees based on member purchase volume, either online or in stores depending on the contractual arrangement with the merchant partner. A percentage of the consumer members’ purchases is set aside in an account maintained by Upromise on the members’ behalf. The Company recognizes transaction fee revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” as marketing services focused on increasing member purchase volume are rendered based on contractually determined rates and member purchase volumes.

Upromise, through its wholly owned subsidiaries, Upromise Investments, Inc. (“UII”), a registered broker-dealer, and Upromise Investment Advisors, LLC (“UIA”), provides transfer and servicing agent services and program management associated with various 529 college-savings plans. The fees associated with the provision of these services are recognized in accordance with SAB No. 104 based on contractually determined rates and the net assets of the investments within the 529 college-savings plans (transfer and servicing agent/program management fees), and the number of accounts for which Upromise provides record-keeping and account servicing functions (an additional form of transfer and servicing agent fees).

16.	Fair Values of Financial Instruments

The Company uses estimates of fair value in applying various accounting standards for its financial statements. Under GAAP, fair value measurements are used in one of four ways:

•	In the consolidated balance sheet with changes in fair value recorded in the consolidated statement of income;

•	In the consolidated balance sheet with changes in fair value recorded in the other comprehensive income section of stockholders’ equity;

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

16.	Fair Values of Financial Instruments (Continued)

•	In the consolidated balance sheet for instruments carried lower of cost or market with impairment charges recorded in the consolidated statement of income; and

•	In the notes to the financial statements as required by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”.

In general, the Company’s policy in estimating fair values is to first obtain observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates and credit spreads (including the Company’s liabilities) relying first on observable data from active markets. Additional adjustments may be made for factors including liquidity, bid/offer spreads, etc., depending on current market conditions. When possible, the Company seeks to validate the model’s output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable.

Student Loans

The Company’s FFELP loans and Private Education Loans are accounted for at cost or at the lower of cost or market if the loan is held-for-sale (see Note 2, “Significant Accounting Policies — Loans,” for a discussion of the accounting treatment); however, the fair value is disclosed in compliance with SFAS No. 107. For both FFELP loans and Private Education Loans, fair value was determined by modeling loan level cash flows using stated terms of the assets and internally-developed assumptions to determine aggregate portfolio yield, net present value and average life. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds/capital, required return on equity, and expected Repayment Borrower Benefits to be earned. In addition, the Floor Income component of the Company’s FFELP loan portfolio is valued through discounted cash flow and option models using both observable market inputs and internally developed inputs. Significant inputs into the models are not observable. When possible, market transactions are used to validate the model. In most cases these are either infrequent or not observable.

Other Loans

Warehousing, facilities financings, and mortgage and consumer loans held for investment are accounted for at cost with fair values being disclosed as required by SFAS No. 107. Mortgage loans held for sale are accounted for at lower of cost or market. Valuations were determined with discounted cash flow models using the stated terms of the loans and observable market yield curves and credit spreads. In addition, adjustments and assumptions were made for liquidity, prepayment speeds and defaults.

Cash and Investments (Including “Restricted”)

Cash and cash equivalents are carried at cost. Carrying value approximated fair value for disclosure purposes. Investments accounted for under SFAS No. 115 and classified as trading or available-for-sale, are carried at fair value in the financial statements. Investments classified as held-to-maturity are carried at cost. Fair values of all investments are disclosed in the notes to the financial statements. Investments in U.S. Treasury securities and securities issued by U.S. government agencies that are traded in active markets were valued using observable market prices. Other investments for which observable prices from active markets are not available (such as U.S. Treasury-backed securities) were valued through standard bond pricing models using observable market yield curves adjusted for credit and liquidity spreads. Fair value of investments in Commercial Paper, Asset Backed Commercial Paper, or Demand Deposits that have a

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

16.	Fair Values of Financial Instruments (Continued)

remaining term of less than 90 days when purchased, are estimated at cost. Adjustments for liquidity and credit spreads are made if determined to have a material impact.

Short-term Borrowings and Long-term Borrowings

Borrowings are accounted for at cost in the financial statements except when designated as the hedged item in a fair value hedge relationship under SFAS No. 133. When the hedged risk is the benchmark interest rate and not full fair value, the cost basis is adjusted for changes in value due to benchmark interest rates only. The fair values of all borrowings are disclosed as required by SFAS No. 107. Fair value was determined through standard bond pricing models and option models (when applicable) using the stated terms of the borrowings, and observable yield curves, forward foreign currency exchange rates, volatilities and credit spreads specific to the Company from active markets; or from quotes from broker-dealers.

Derivative Financial Instruments

All derivatives are accounted for at fair value in the financial statements. The fair values of a majority of derivative financial instruments, including swaps and floors, were determined by standard derivative pricing and option models using the stated terms of the contracts and observable yield curves, forward foreign currency exchange rates and volatilities from active markets. In some cases, management utilized internally developed amortization streams to model the fair value for swaps whose notional matched securitized asset balances. The fair value of some derivatives is determined using counterparty valuations.

Residual Interests

The Residual Interests are carried at fair value in the financial statements. The fair value is calculated using discounted cash flow models and option models. Observable inputs from active markets are used where available, including yield curves and volatilities. Significant unobservable inputs such as prepayment speeds, default rates, and discount rates are used in determining the fair value and require significant judgment. In addition, market transactions are not available to validate the models’ results. (See Note 9, “Student Loan Securitization,” for further discussion regarding these assumptions.)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

16.	Fair Values of Financial Instruments (Continued)

The following table summarizes the fair values of the Company’s financial assets and liabilities, including derivative financial instruments.

	December 31, 2007			December 31, 2006
	Fair	Carrying		Fair	Carrying
(Dollars in millions)	Value	Value	Difference	Value	Value	Difference

Earning assets
FFELP loans	$111,552	$109,335	$2,217	$87,797	$86,165	$1,632
Private Education Loans	17,289	14,818	2,471	12,063	9,755	2,308
Other loans	1,175	1,173	2	1,342	1,309	33
Cash and investments	15,146	15,146	—	8,608	8,608	—

Total earning assets	145,162	140,472	4,690	109,810	105,837	3,973

Interest bearing liabilities
Short-term borrowings	35,828	35,947	119	3,529	3,528	(1)
Long-term borrowings	105,227	111,099	5,872	104,613	104,559	(54)

Total interest bearing liabilities	141,055	147,046	5,991	108,142	108,087	(55)

Derivative financial instruments
Floor Income/Cap Contracts	(442)	(442)	—	(200)	(200)	—
Interest rate swaps	320	320	—	(475)	(475)	—
Cross currency interest rate swaps	3,643	3,643	—	1,440	1,440	—
Equity forwards	—	—	—	(213)	(213)	—
Futures contracts	—	—	—	—	—	—
Other
Residual interest in securitized assets	3,044	3,044	—	3,342	3,342	—

Excess of net asset fair value over carrying value			$10,681			$3,918

The significant change in the difference between the fair value and the carrying value of the Company’s interest bearing liabilities was due to increases in the credit spread on its unsecured debt.

17.	Commitments, Contingencies and Guarantees

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

17.	Commitments, Contingencies and Guarantees (Continued)

and the counterparty subsequently fails to perform according to the terms of its contract with the Company. The Company also records unrecognized tax benefits in accordance with the FASB’s FIN No. 48.

Commitments outstanding are summarized below:

	December 31,
	2007	2006

Lines of credit	$2,035,638	$2,145,624
Unrecognized tax benefits	175,563	—

	$2,211,201	$2,145,624

The following schedule summarizes expirations of commitments to the earlier of call date or maturity date outstanding at December 31, 2007.

Lines of
Credit

2008	$485,680
2009	478,827
2010	871,130
2011	200,001
2012	—
2013	—

Total	$2,035,638

In addition, the Company maintains forward contracts to purchase loans from its lending partners at contractual prices. These contracts typically have a maximum amount the Company is committed to buy, but lack a fixed or determinable amount as it ultimately is based on the lending partner’s origination activity. FFELP forward purchase contracts typically contain language relieving the Company of most of its responsibilities under the contract due to, among other things, changes in student loan legislation. These commitments are not accounted for as derivatives under SFAS No. 133 as they do not meet the definition of a derivative due to the lack of a fixed and determinable purchase amount. As a result of the legislative changes effective October 1, 2007, the Company is currently reviewing its forward purchase contracts. At December 31, 2007, there were $5.4 billion originated loans (FFELP and Private Education Loans) in the pipeline that the Company is committed to purchase.

Contingencies

On September 11, 2007, the Office of the Inspector General (“OIG”) of ED, confirmed that they planned to conduct an audit to determine if the Company billed for special allowance payments, under the 9.5 percent floor calculation, in compliance with the Higher Education Act, regulations and guidance issued by ED. The audit covers the period from 2003 through 2006, and is currently confined to the Company’s Nellie Mae subsidiaries. The Company ceased billing under the 9.5 percent floor calculation at the end of 2006. The Company believes that its billing practices were consistent with longstanding ED guidance, but there can be no assurance that the OIG will not advocate an interpretation that differs from the ED’s previous guidance. The OIG has audited other industry participants who billed for 9.5 percent SAP and in certain cases ED has disagreed with the OIG’s recommendation.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

17.	Commitments, Contingencies and Guarantees (Continued)

On January 31, 2008, a putative securities class action lawsuit was filed against the Company and three senior officers in federal court in the Southern District of New York (Burch v. SLM Corporation, Albert L. Lord, C.E. Andrews, and Robert S. Autor). The case has been assigned to the Honorable William H. Pauley, III. The case purports to be brought on behalf of all persons who purchased or otherwise acquired the Common stock of the Company between January 18, 2007 and January 3, 2008. The complaint alleges that the Company and the named officers violated federal securities laws by issuing a series of materially false and misleading statements to the market throughout the Class Period, which statements allegedly had the effect of artificially inflating the market price of the Company’s securities. The complaint alleges that defendants caused the Company’s results for year-end 2006 and for the first three quarters of 2007 to be materially misstated because the Company failed to adequately accrue its loan loss provisions, which overstated the Company’s net income, and that the Company failed to adequately disclose allegedly known trends and uncertainties with respect to its non-traditional loan portfolio. The complaint alleges violations of the Securities Exchange Act of 1934 § 10(b) and § 20(a) and Rule 10b-5. The Company was served on February 5, 2008 and the case is pending. A class has not yet been certified in the above action. The Company is aware of press reports that other similar actions may be filed, but has not been served with any other complaints. The Company intends to vigorously assert its defenses.

The Company is also subject to various claims, lawsuits and other actions that arise in the normal course of business. Most of these matters are claims by borrowers disputing the manner in which their loans have been processed or the accuracy of the Company’s reports to credit bureaus. In addition, the collections subsidiaries in the Company’s APG segment are occasionally named in individual plaintiff or class action lawsuits in which the plaintiffs allege that the Company has violated a federal or state law in the process of collecting their account. Management believes that these claims, lawsuits and other actions will not have a material adverse effect on its business, financial condition or results of operations. Finally, from time to time, the Company receives information and document requests from state attorney generals concerning certain of its business practices. The Company’s practice has been and continues to be to cooperate with the state attorney generals and to be responsive to any such requests.

18.	Benefit Plans

Pension Plans

As of December 31, 2007, the Company’s qualified and supplemental pension plans (the “Pension Plans”) are frozen with respect to new entrants and participants with less than ten years of service on June 30, 2004. No further benefits will accrue with respect to these participants under the Pension Plans, other than interest accruals on cash balance accounts. Participants with less than five years of service as of June 30, 2004 were fully vested.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

18.	Benefit Plans (Continued)

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements Nos. 87, 88, 106 and 132(R),” on December 31, 2006.

Qualified and Nonqualified Plans

The following tables provide a reconciliation of the changes in the qualified and nonqualified plan benefit obligations and fair value of assets for the years ended December 31, 2007 and 2006, respectively, and a statement of the funded status as of December 31 of both years based on a December 31 measurement date.

	December 31,
	2007	2006

Change in Benefit Obligation
Projected benefit obligation at beginning of year	$222,606	$216,138
Service cost	7,100	8,291
Interest cost	12,337	11,445
Actuarial (gain)/loss	(1,777)	(2,274)
Plan settlements	(2,615)	—
Special termination benefits	912	—
Benefits paid	(10,912)	(10,994)

Projected benefit obligation at end of year	$227,651	$222,606

Change in Plan Assets
Fair value of plan assets at beginning of year	$218,369	$197,972
Actual return on plan assets	23,850	31,805
Employer contribution	3,466	1,015
Plan settlements	(2,615)	—
Benefits paid	(10,912)	(10,994)
Administrative payments	(1,460)	(1,429)

Fair value of plan assets at end of year	$230,698	$218,369

Funded status at end of year	$3,047	$(4,237)

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$30,322	$22,520
Current liabilities	(6,227)	(1,006)
Noncurrent liabilities	(21,048)	(25,751)

Net amount recognized in statement of financial position after SFAS No. 158	$3,047	$(4,237)

Amounts not yet recognized in net periodic pension cost and included in accumulated other comprehensive income:
Prior service cost	$—	(37)
Accumulated gain	31,843	25,142

Accumulated other comprehensive income	$31,843	$25,105

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

18.	Benefit Plans (Continued)

	December 31,
	2007	2006

Amounts expected to be reflected in net periodic pension cost during the next fiscal year:
Prior service cost	$—	(37)
Accumulated gain	1,450	757

Accumulated other comprehensive income	$1,450	$720

Additional year-end information for plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$27,275	$26,757
Accumulated benefit obligation	26,592	24,819
Fair value of plan assets	—	—

During the year ended December 31, 2007, the Company recorded net settlement losses, including a portion related to employees who were involuntarily terminated in the fourth quarter, associated with lump-sum distributions from the supplemental pension plan. These amounts were recorded in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” which requires that settlement losses be recorded once prescribed payment thresholds have been reached.

The accumulated benefit obligations of the qualified and nonqualified defined benefit plans were $221 million and $218 million at December 31, 2007 and 2006, respectively. There are no plan assets in the nonqualified plans due to the nature of the plans; the corporate assets used to pay these benefits are included above in employer contributions.

Components of Net Periodic Pension Cost

Net periodic pension cost included the following components:

	Years Ended December 31,
	2007	2006	2005

Service cost — benefits earned during the period	$7,100	$8,291	$9,893
Interest cost on project benefit obligations	12,337	11,445	11,208
Expected return on plan assets	(17,975)	(16,277)	(16,434)
Curtailment gain	—	—	—
Settlement loss	1,265	—	—
Special termination benefits	912	—	—
Net amortization and deferral	(719)	494	(168)

Net periodic pension cost	$2,920	$3,953	$4,499

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

18.	Benefit Plans (Continued)

Assumptions

The weighted average assumptions used to determine the projected accumulated benefit obligations are as follows:

	December 31,
	2007	2006

Discount rate	6.00%	5.75%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%

The weighted average assumptions used to determine the net periodic pension cost are as follows:

	December 31,
	2007	2006

Discount rate	5.75%	5.50%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%

To develop the long term rate of return for determining the net periodic pension cost during the fiscal year ending December 31, 2008, the Company expects to use an expected return on assets of 5.25 percent considering the investment policy changes moving plan assets into all fixed income investments.

Plan Assets

The weighted average asset allocations at December 31, 2007 and 2006, by asset category, are as follows:

	December 31,
	2007	2006

Asset Category
Equity securities	—%	78%
Fixed income securities	62	18
Cash equivalents	38	4

Total	100%	100%

Investment Policy and Strategy

During 2007, the investment strategy was revised with the principle objective of preserving funding status. Based on the current funded status of the plan and the ceasing of benefit accruals effective in 2009, the Investment Committee recommended moving plan assets into fixed income securities with the goal of removing funded status risk with investments that better match the plan liability characteristics. As of December 31, 2007, the plan is invested 62 percent in bonds and 38 percent in cash, considering the traditional and cash balance nature of plan liabilities. During 2008, the Company will be reviewing alternative implementation strategies.

Cash Flows

The Company did not contribute to its qualified pension plan in 2007 and does not expect to contribute in 2008. There are no plan assets in the nonqualified plans due to the nature of the plans, and benefits are paid

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

18.	Benefit Plans (Continued)

from corporate assets when due to the participant. It is estimated that approximately $6 million will be paid in 2008 for these benefits. No plan assets are expected to be returned to the employer during 2008.

Estimated Future Benefit Payments

The following qualified and nonqualified plan benefit payments, which reflect future service as appropriate, are expected to be paid:

2008	$21,572
2009	17,384
2010	17,681
2011	17,372
2012	15,856
2013-2017	82,710

401(k) Plans

The Company maintains two safe harbor 401(k) savings plans as defined contribution plans intended to qualify under section 401(k) of the Internal Revenue Code.

The Sallie Mae 401(k) Savings Plan covers substantially all employees of the Company hired before August 1, 2007, excluding employees of Asset Performance Group and Upromise. Participating employees as of July 1, 2005, may contribute up to 75 percent of eligible compensation; between January 1, 2005 and June 30, 2005 the maximum deferral percentage was 25 percent. Up to 6 percent of these contributions are matched 100 percent by the Company after one year of service. Effective July 1, 2004, in conjunction with the defined benefit plan change, certain eligible employees began receiving a 2 percent core employer contribution. As additional employees phase out of the Pension Plans in July 2009, they will begin receiving the 2 percent core employer contribution.

The Sallie Mae 401(k) Retirement Savings Plan (the “Retirement Savings Plan”) covers substantially all employees of the Company hired after August 1, 2007, excluding employees of Upromise. The Retirement Savings Plan was formerly the Sallie Mae DMO 401(k) Savings Plan (the “DMO Plan”), which covered substantially all employees of Debt Management Operations, now referred to as Asset Performance Group. Participating employees as of July 1, 2005, may contribute up to 75 percent of eligible compensation; between January 1, 2005 and June 30, 2005, the maximum deferral percentage was 25 percent. In conjunction with the August 1, 2007 changes, the Retirement Savings Plan increased the match formula to up to 100 percent of the first 5 percent of contributions after one year of service. Formerly the DMO Plan had a match formula of up to 100 percent on the first 3 percent of contributions and 50 percent on the next 2 percent of contributions after one year of service.

In conjunction with the 2006 acquisition of Upromise, the Company maintained the Upromise, Inc. 401(k) Plan. Eligible employees can contribute up to 60 percent of eligible compensation. For the 2007 and 2006 plan years, the Company provided matching contributions of $1 and $.50 up to a maximum of $1,000 and $500, respectively, to eligible employees who were employed on the last day of the plan year. Effective January 1, 2008, eligible employees of Upromise became participants of the Sallie Mae 401(k) Retirement Savings Plan.

The Company also maintains a non-qualified plan to ensure that designated participants receive the full amount of benefits to which they would have been entitled under the 401(k) Plan except for limits on compensation imposed by the Internal Revenue Code.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

18.	Benefit Plans (Continued)

Total expenses related to the 401(k) plans were $22 million, $21 million and $18 million in 2007, 2006 and 2005, respectively.

19.	Income Taxes

Reconciliations of the statutory U.S. federal income tax rates to the Company’s effective tax rate follow:

	Years Ended
	December 31,
	2007	2006	2005

Statutory rate	35.0%	35.0%	35.0%
Equity forward contracts	(113.2)	6.3	(2.0)
State tax, net of federal benefit	(3.7)	1.1	1.2
Capitalized transaction costs	(2.6)	—	—
Other, net	(1.1)	(.6)	.2

Effective tax rate	(85.6)%	41.8%	34.4%

Income tax expense for the years ended December 31, 2007, 2006, and 2005 consists of:

	December 31,
	2007	2006	2005

Current provision:
Federal	$1,027,087	$747,573	$768,865
State	53,865	49,399	34,798
Foreign	1,045	97	—

Total current provision	1,081,997	797,069	803,663
Deferred provision/(benefit):
Federal	(642,393)	52,866	(80,077)
State	(26,840)	(15,617)	5,181
Foreign	(481)	(7)	—

Total deferred provision/(benefit)	(669,714)	37,242	(74,896)

Provision for income tax expense	$412,283	$834,311	$728,767

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

19.	Income Taxes (Continued)

At December 31, 2007 and 2006, the tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	December 31,
	2007	2006

Deferred tax assets:
Loan reserves	$867,840	$321,467
Market value adjustments on investments	322,001	279,347
Deferred revenue	61,780	59,825
Accrued expenses not currently deductible	60,821	57,863
Stock-based compensation plans	54,137	34,054
Operating loss and credit carryovers	43,600	57,125
Warrants issuance	34,105	42,132
Partnership income	15,433	21,629
Loan origination services	9,001	12,652
In-substance defeasance transactions	18,074	—
Other	28,959	29,664

Total deferred tax assets	1,515,751	915,758

Deferred tax liabilities:
Securitization transactions	370,378	387,290
Unrealized investment gains recorded to other comprehensive income	124,459	183,684
Leases	83,286	92,382
Depreciation/amortization	23,031	57,856
Contingent payment debt instruments	—	100,632
In-substance defeasance transactions	—	9,930
Other	7,247	9,085

Total deferred tax liabilities	608,401	840,859

Net deferred tax assets	$907,350	$74,899

Included in other deferred tax assets is a valuation allowance of $7,635 and $3,778 as of December 31, 2007 and 2006, respectively, against a portion of the Company’s state and international deferred tax assets. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the period in which the temporary differences become deductible. Management primarily considers the scheduled reversals of deferred tax liabilities and the history of positive taxable income in making this determination. The valuation allowance primarily relates to state deferred tax assets for which subsequently recognized tax benefits will be allocated to goodwill.

As of December 31, 2007, the Company has federal net operating loss carryforwards of $89,052 which begin to expire in 2022, apportioned state net operating loss carryforwards of $129,080 which begin to expire in 2008, and federal and state credit carryovers of $1,921 which begin to expire in 2021.

Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of the FASB’s FIN No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN No. 48, the Company recognized a $6 million increase in its liability for unrecognized tax benefits, which was accounted for as a reduction to the

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

19.	Income Taxes (Continued)

January 1, 2007 balance of retained earnings. In addition, unrecognized tax benefits of $3 million are currently treated as a pending refund claim, reducing the balance of total unrecognized tax benefits that if recognized would affect the effective tax rate.

A reconciliation of unrecognized tax benefits from January 1, 2007 to December 31, 2007 is as follows:

(Dollars in millions)

Balance at January 1, 2007	$113.3
Increases resulting from tax positions taken during a prior period	86.5
Decreases resulting from tax positions taken during a prior period	(30.0)
Increases/(decreases) resulting from tax positions taken during the current period	.3
Decreases related to settlements with taxing authorities	(30.0)
Increases related to settlements with taxing authorities	42.3
Reductions related to the lapse of statute of limitations	(7.6)

Balance at December 31, 2007	$174.8

During 2007, the Company adjusted its federal unrecognized tax benefits to reflect the outcome of several issues that were addressed with the IRS as a part of the 2003-2004 exam cycle, primarily regarding the timing of recognition of certain income and deduction items. Several other less significant amounts of uncertain tax benefits were also added during the year. In total, as of December 31, 2007, the Company has gross unrecognized tax benefits of $175 million, unrecognized tax benefits that, if recognized, would impact the effective tax rate of $35 million, as well as total interest and penalties recognized, net of tax benefit, in the consolidated statements of income and consolidated balance sheet of $18 million.

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

In addition, the IRS began the examination of the Company’s 2005 and 2006 federal income tax returns during the third quarter of 2007. It is reasonably possible that issues that arise during the exam may create the need for an increase in unrecognized tax benefits. Until the exam proceeds further, an estimate of any such amounts cannot currently be made.

Other Tax Uncertainties

In the event that the Company is not contacted for exam by additional tax authorities by the end of 2008, it is reasonably possible that there will be a decrease in the Company’s unrecognized tax position liability, due

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

19.	Income Taxes (Continued)

to the tolling of various statute of limitations periods. When considering both tax and interest amounts, such change could be approximately $3 million to $5 million.

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

State	Year audited through

Florida	2000
Indiana	2000
Pennsylvania	2000
California	2002
Missouri	2003
New York	2003
Texas	2004

The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense and penalties in operating expenses.

20.	Segment Reporting

The Company has two primary operating segments as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” — the Lending operating segment and the APG, formerly known as DMO, operating segment. The Lending and APG operating segments meet the quantitative thresholds for reportable segments identified in SFAS No. 131. Accordingly, the results of operations of the Company’s Lending and APG segments are presented below. The Company has smaller operating segments including the Guarantor Servicing, Loan Servicing, and Upromise operating segments, as well as certain other products and services provided to colleges and universities which do not meet the quantitative thresholds identified in SFAS No. 131. Therefore, the results of operations for these operating segments and the revenues and expenses associated with these other products and services are combined with corporate overhead and other corporate activities within the Corporate and Other reporting segment.

The management reporting process measures the performance of the Company’s operating segments based on the management structure of the Company as well as the methodology used by management to evaluate performance and allocate resources. Management, including the Company’s chief operating decision makers, evaluates the performance of the Company’s operating segments based on their profitability. As discussed further below, management measures the profitability of the Company’s operating segments based on “Core Earnings” net income. Accordingly, information regarding the Company’s reportable segments is provided based on “Core Earnings” basis. The Company’s “Core Earnings” performance measures are not defined terms within GAAP and may not be comparable to similarly titled measures reported by other companies. “Core Earnings” net income reflects only current period adjustments to GAAP net income as described below. Unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting. The

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

20.	Segment Reporting (Continued)

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

The Company’s principal operations are located in the United States, and its results of operations and long-lived assets in geographic regions outside of the United States are not significant. In the Lending segment, no individual customer accounted for more than 10 percent of its total revenue during the years ended December 31, 2007, 2006 and 2005. USA Funds is the Company’s largest customer in both the APG and Corporate and Other segments. During the years ended December 31, 2007, 2006 and 2005, USA Funds accounted for 35 percent, 31 percent and 36 percent, respectively, of the aggregate revenues generated by the Company’s APG and Corporate and Other reportable segments. No other customers accounted for more than 10 percent of total revenues in those segments for the years mentioned.

Lending

In the Company’s Lending business segment, the Company originates and acquires both federally guaranteed student loans, which are administered by ED, and Private Education Loans, which are not federally guaranteed. Private Education Loans are primarily used by borrowers to supplement FFELP loans to meet the rising cost of education. As of December 31, 2007, the Company manages $163.6 billion of student loans, of which $135.2 billion or 83 percent are federally insured, and serves over 10 million student and parent customers. In addition to education lending, the Company also originates mortgage and consumer loans with the intent of selling the majority of such loans. In 2007, the Company originated $848 million in mortgage and consumer loans and its mortgage and consumer loan portfolio totaled $545.4 million at December 31, 2007, of which $19.4 million pertains to mortgages in the held for sale portfolio.

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

APG

The Company’s APG operating segment provides a wide range of accounts receivable and collections services including student loan default aversion services, defaulted student loan portfolio management services, contingency collections services for student loans and other asset classes, and accounts receivable management and collection for purchased portfolios of receivables that are delinquent or have been charged off by their original creditors as well as sub-performing and non-performing mortgage loans. The Company’s APG operating segment serves the student loan marketplace through a broad array of default management services

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

20.	Segment Reporting (Continued)

on a contingency fee or other pay-for-performance basis to 14 FFELP guarantors and for campus based programs.

In addition to collecting on its own purchased receivables and mortgage loans, the APG operating segment provides receivable management and collection services for large federal agencies, credit card clients and other holders of consumer debt.

Corporate and Other

The Company’s Corporate and Other business segment includes the aggregate activity of its smaller operating segments primarily its Guarantor Servicing, Loan Servicing, and Upromise operating segments. Corporate and Other also includes several smaller products and services, as well as corporate overhead.

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

Upromise markets and administers an affinity marketing program and also provides administration services for 529 college-savings plans. The Company’s other products and services include comprehensive financing and loan delivery solutions that it provides to college financial aid offices and students to streamline the financial aid process. Corporate overhead includes all of the typical headquarter functions such as executive management, accounting and finance, human resources and marketing.

Measure of Profitability

The tables below include the condensed operating results for each of the Company’s reportable segments. Management, including the chief operating decision makers, evaluates the Company on certain performance measures that the Company refers to as “Core Earnings” performance measures for each operating segment. While “Core Earnings” results are not a substitute for reported results under GAAP, the Company relies on “Core Earnings” performance measures to manage each operating segment because it believes these measures provide additional information regarding the operational and performance indicators that are most closely assessed by management.

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

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

20.	Segment Reporting (Continued)

Segment Results and Reconciliations to GAAP

	Year Ended December 31, 2007
			Corporate	Total “Core		Total
	Lending	APG	and Other	Earnings”	Adjustments(3)	GAAP
(Dollars in millions)

Interest income:
FFELP Stafford and Other Student Loans	$2,848	$—	$—	$2,848	$(787)	$2,061
FFELP Consolidation Loans	5,522	—	—	5,522	(1,179)	4,343
Private Education Loans	2,835	—	—	2,835	(1,379)	1,456
Other loans	106	—	—	106	—	106
Cash and investments	868	—	21	889	(181)	708

Total interest income	12,179	—	21	12,200	(3,526)	8,674
Total interest expense	9,597	27	21	9,645	(2,559)	7,086

Net interest income (loss)	2,582	(27)	—	2,555	(967)	1,588
Less: provisions for loan losses	1,394	—	1	1,395	(380)	1,015

Net interest income (loss) after provisions for loan losses	1,188	(27)	(1)	1,160	(587)	573
Contingency fee revenue	—	336	—	336	—	336
Guarantor servicing fees	—	—	156	156	—	156
Collections revenue	—	269	—	269	3	272
Other income	194	—	218	412	(679)	(267)

Total other income	194	605	374	1,173	(676)	497
Operating expenses(1)	709	390	341	1,440	112	1,552

Income before income taxes and minority interest in net earnings of subsidiaries	673	188	32	893	(1,375)	(482)
Income tax expense(2)	249	70	12	331	81	412
Minority interest in net earnings of subsidiaries	—	2	—	2	—	2

Net income (loss)	$424	$116	$20	$560	$(1,456)	$(896)

(1)	Operating expenses for the Lending, APG, and Corporate and Other reportable segments include $31 million, $11 million, and $15 million, respectively, of stock option compensation expense, and $19 million, $2 million and $2 million, respectively, of severance expense.

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(3)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2007
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
	Accounting	Accounting	Floor Income	Intangibles	Total
(Dollars in millions)

Net interest income (loss)	$(816)	$18	$(169)	$—	$(967)
Less: provisions for loan losses	(380)	—	—	—	(380)

Net interest income (loss) after provisions for loan losses	(436)	18	(169)	—	(587)
Contingency fee revenue	—	—	—	—	—
Guarantor servicing fees	—	—	—	—	—
Collections revenue	—	—	—	—	—
Other income	683	(1,359)	—	—	(676)

Total other income (loss)	683	(1,359)	—	—	(676)
Operating expenses	—	—	—	112	112

Total pre-tax “Core Earnings” adjustments to GAAP	$247	$(1,341)	$(169)	$(112)	(1,375)

Income tax expense					81
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$(1,456)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

20.	Segment Reporting (Continued)

	Year Ended December 31, 2006
			Corporate	Total “Core		Total
	Lending	APG	and Other	Earnings”	Adjustments(3)	GAAP
(Dollars in millions)

Interest income:
FFELP Stafford and Other Student Loans	$2,771	$—	$—	$2,771	$(1,362)	$1,409
FFELP Consolidation Loans	4,690	—	—	4,690	(1,144)	3,546
Private Education Loans	2,092	—	—	2,092	(1,071)	1,021
Other loans	98	—	—	98	—	98
Cash and investments	705	—	7	712	(209)	503

Total interest income	10,356	—	7	10,363	(3,786)	6,577
Total interest expense	7,877	23	12	7,912	(2,789)	5,123

Net interest income (loss)	2,479	(23)	(5)	2,451	(997)	1,454
Less: provisions for loan losses	303	—	—	303	(16)	287

Net interest income (loss) after provisions for loan losses	2,176	(23)	(5)	2,148	(981)	1,167
Contingency fee revenue	—	397	—	397	—	397
Guarantor servicing fees	—	—	132	132	—	132
Collections revenue	—	239	—	239	1	240
Other income	177	—	155	332	1,073	1,405

Total other income	177	636	287	1,100	1,074	2,174
Operating expenses(1)	645	358	250	1,253	93	1,346

Income before income taxes and minority interest in net earnings of subsidiaries	1,708	255	32	1,995	—	1,995
Income tax expense(2)	632	94	12	738	96	834
Minority interest in net earnings of subsidiaries	—	4	—	4	—	4

Net income	$1,076	$157	$20	$1,253	$(96)	$1,157

(1)	Operating expenses for the Lending, APG, and Corporate and Other reportable segments include $34 million, $12 million, and $17 million, respectively, of stock option compensation expense.

(2)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(3)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2006
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
	Accounting	Accounting	Floor Income	Intangibles	Total
(Dollars in millions)

Net interest income (loss)	$(897)	$109	$(209)	$—	$(997)
Less: provisions for loan losses	(16)	—	—	—	(16)

Net interest income (loss) after provisions for loan losses	(881)	109	(209)	—	(981)
Contingency fee revenue	—	—	—	—	—
Guarantor servicing fees	—	—	—	—	—
Collections revenue	1	—	—	—	1
Other income	1,411	(338)	—	—	1,073

Total other income (loss)	1,412	(338)	—	—	1,074
Operating expenses	(1)	—	—	94	93

Total pre-tax “Core Earnings” adjustments to GAAP	$532	$(229)	$(209)	$(94)	—

Income tax expense					96
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$(96)

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

20.	Segment Reporting (Continued)

	Year Ended December 31, 2005
			Corporate	Total “Core		Total
	Lending	APG	and Other	Earnings”	Adjustments(2)	GAAP
(Dollars in millions)

Interest income:
FFELP Stafford and Other Student Loans	$2,298	$—	$—	$2,298	$(1,283)	$1,015
FFELP Consolidation Loans	3,014	—	—	3,014	(514)	2,500
Private Education Loans	1,160	—	—	1,160	(526)	634
Other loans	85	—	—	85	—	85
Cash and investments	396	—	5	401	(125)	276

Total interest income	6,953	—	5	6,958	(2,448)	4,510
Total interest expense	4,798	19	6	4,823	(1,764)	3,059

Net interest income (loss)	2,155	(19)	(1)	2,135	(684)	1,451
Less: provisions for loan losses	138	—	—	138	65	203

Net interest income (loss) after provisions for loan losses	2,017	(19)	(1)	1,997	(749)	1,248
Contingency fee revenue	—	360	—	360	—	360
Guarantor servicing fees	—	—	115	115	—	115
Collections revenue	—	167	—	167	—	167
Other income	111	—	125	236	1,129	1,365

Total other income	111	527	240	878	1,129	2,007
Operating expenses	547	288	235	1,070	68	1,138

Income before income taxes and minority interest in net earnings of subsidiaries	1,581	220	4	1,805	312	2,117
Income tax expense(1)	586	81	1	668	61	729
Minority interest in net earnings of subsidiaries	2	4	—	6	—	6

Net income	$993	$135	$3	$1,131	$251	$1,382

(1)	Income taxes are based on a percentage of net income before tax for the individual reportable segment.

(2)	“Core Earnings” adjustments to GAAP:

	Year Ended December 31, 2005
	Net Impact of	Net Impact of		Net Impact
	Securitization	Derivative	Net Impact of	of Acquired
	Accounting	Accounting	Floor Income	Intangibles	Total
(Dollars in millions)

Net interest income (loss)	$(867)	$387	$(204)	$—	$(684)
Less: provisions for loan losses	65	—	—	—	65

Net interest income (loss) after provisions for loan losses	(932)	387	(204)	—	(749)
Contingency fee revenue	—	—	—	—	—
Guarantor servicing fees	—	—	—	—	—
Collections revenue		—	—	—	—
Other income	879	250	—	—	1,129

Total other income	879	250	—	—	1,129
Operating expenses	7	—	—	61	68

Total pre-tax “Core Earnings” adjustments to GAAP	$(60)	$637	$(204)	$(61)	312

Income tax expense					61
Minority interest in net earnings of subsidiaries					—

Total “Core Earnings” adjustments to GAAP					$251

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

20.	Segment Reporting (Continued)

Summary of “Core Earnings” Adjustments to GAAP

The adjustments required to reconcile from the Company’s “Core Earnings” results to its GAAP results of operations relate to differing treatments for securitization transactions, derivatives, Floor Income related to the Company’s student loans, and certain other items that management does not consider in evaluating the Company’s operating results. The following table reflects aggregate adjustments associated with these areas for the years ended December 31, 2007, 2006, and 2005.

	Years Ended December 31,
	2007	2006	2005
(Dollars in millions)

“Core Earnings” adjustments to GAAP:
Net impact of securitization accounting(1)	$247	$532	$(60)
Net impact of derivative accounting(2)	(1,341)	(229)	637
Net impact of Floor Income(3)	(169)	(209)	(204)
Net impact of acquired intangibles(4)	(112)	(94)	(61)
Net tax effect(5)	(81)	(96)	(61)

Total “Core Earnings” adjustments to GAAP	$(1,456)	$(96)	$251

(1)	Securitization accounting: Under GAAP, certain securitization transactions in the Company’s Lending operating segment are accounted for as sales of assets. Under the Company’s “Core Earnings” presentation for the Lending operating segment, the Company presents all securitization transactions on a “Core Earnings” basis as long-term non-recourse financings. The upfront “gains” on sale from securitization transactions as well as ongoing “servicing and securitization revenue” presented in accordance with GAAP are excluded from the “Core Earnings” net income and replaced by the interest income, provisions for loan losses, and interest expense as they are earned or incurred on the securitization loans. The Company also excludes transactions with its off-balance sheet trusts from “Core Earnings” net income as they are considered intercompany transactions on a “Core Earnings” basis.

(2)	Derivative accounting: “Core Earnings” net income excludes periodic unrealized gains and losses arising primarily in the Company’s Lending operating segment, and to a lesser degree in its Corporate and Other reportable segment, that are caused primarily by the one-sided mark-to-market derivative valuations prescribed by SFAS No. 133 on derivatives that do not qualify for “hedge treatment” under GAAP. Under the Company’s “Core Earnings” presentation, the Company recognizes the economic effect of these hedges, which generally results in any cash paid or received being recognized ratably as an expense or revenue over the hedged item’s life. “Core Earnings” net income also excludes the gain or loss on equity forward contracts that under SFAS No. 133, are required to be accounted for as derivatives and are marked-to-market through GAAP net income.

(3)	Floor Income: The timing and amount (if any) of Floor Income earned in the Company’s Lending operating segment is uncertain and in excess of expected spreads. Therefore, the Company excludes such income from “Core Earnings” net income when it is not economically hedged. The Company employs derivatives, primarily Floor Income Contracts and futures, to economically hedge Floor Income. As discussed above in “Derivative Accounting,” these derivatives do not qualify as effective accounting hedges and therefore under GAAP are marked-to-market through the “gains (losses) on derivative and hedging activities, net” line in the consolidated statements of income with no offsetting gain or loss recorded for the economically hedged items. For “Core Earnings” net income, the Company reverses the fair value adjustments on the Floor Income Contracts and futures economically hedging Floor Income and includes the amortization of net premiums received (net of Eurodollar futures contracts’ realized gains or losses) in income.

(4)	Acquired Intangibles: The Company excludes goodwill and intangible impairment and amortization of acquired intangibles.

(5)	Net Tax Effect: Such tax effect is based upon the Company’s “Core Earnings” effective tax rate for the year. The net tax effect results primarily from the exclusion of the permanent income tax impact of the equity forward contracts.

SLM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise stated)

21.	Quarterly Financial Information (unaudited)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net interest income	$413,816	$398,653	$441,310	$334,471
Less: provisions for loan losses	150,330	148,200	142,600	574,178

Net interest income (loss) after provisions for loan losses	263,486	250,453	298,710	(239,707)
Gains (losses) on derivative and hedging activities, net	(356,969)	821,566	(487,478)	(1,337,703)
Other income	876,829	398,672	285,433	296,759
Operating expenses	356,174	398,800	355,899	440,974
Income tax expense (benefit)	310,014	104,724	84,449	(86,904)
Minority interest in net earnings of subsidiaries	1,005	696	77	537

Net income (loss)	116,153	966,471	(343,760)	(1,635,258)
Preferred stock dividends	9,093	9,156	9,274	9,622

Net income (loss) attributable to common stock	$107,060	$957,315	$(353,034)	$(1,644,880)

Basic earnings (loss) per common share	$.26	$2.32	$(.85)	$(3.98)

Diluted earnings (loss) per common share	$.26	$1.03	$(.85)	$(3.98)

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net interest income	$387,521	$356,805	$337,821	$371,970
Less: provisions for loan losses	60,319	67,396	67,242	92,005

Net interest income after provisions for loan losses	327,202	289,409	270,579	279,965
Gains (losses) on derivative and hedging activities, net	(86,739)	122,719	(130,855)	(244,521)
Other income	372,582	1,011,435	682,027	447,623
Operating expenses	323,309	316,602	353,494	352,747
Income taxes	137,045	381,828	203,686	111,752
Minority interest in net earnings of subsidiaries	1,090	1,355	1,099	463

Net income	151,601	723,778	263,472	18,105
Preferred stock dividends	8,301	8,787	9,221	9,258

Net income attributable to common stock	$143,300	$714,991	$254,251	$8,847

Basic earnings per common share	$.35	$1.74	$.62	$.02

Diluted earnings per common share	$.34	$1.52	$.60	$.02

APPENDIX A

FEDERAL FAMILY EDUCATION LOAN PROGRAM

General

The Federal Family Education Loan Program, known as FFELP, under Title IV of the Higher Education Act (“HEA”), provides for loans to students who are enrolled in eligible institutions, or to parents of dependent students, to finance their educational costs. As further described below, payment of principal and interest on the student loans is guaranteed by a state or not-for-profit guarantee agency against:

•	default of the borrower;

•	the death, bankruptcy or permanent, total disability of the borrower;

•	closing of the borrower’s school prior to the end of the academic period;

•	false certification by the borrower’s school of his eligibility for the loan; and

•	an unpaid school refund.

Subject to conditions, a program of federal reinsurance under the HEA entitles guarantee agencies to reimbursement from the U.S. Department of Education (“ED”) for between 75 percent and 100 percent of the amount of each guarantee payment. In addition to the guarantee, the holder of student loans is entitled to receive interest subsidy payments and special allowance payments from ED on eligible student loans. Special allowance payments raise the yield to student loan lenders when the statutory borrower interest rate is below an indexed market value.

Four types of FFELP student loans are currently authorized under the HEA:

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

Before July 1, 1994, the HEA also authorized loans called “Supplemental Loans to Students” or “SLS Loans” to independent students and, under some circumstances, dependent undergraduate students, to supplement their Subsidized Stafford Loans. The SLS program was replaced by the Unsubsidized Stafford Loan program.

This appendix describes or summarizes the material provisions of Title IV of the HEA, the FFELP and related statutes and regulations. It, however, is not complete and is qualified in its entirety by reference to each actual statute and regulation. Both the HEA and the related regulations have been the subject of extensive amendments over the years. The Company cannot predict whether future amendments or modifications might materially change any of the programs described in this appendix or the statutes and regulations that implement them.

Legislative Matters

The FFELP is subject to comprehensive reauthorization at least every 5 years and to frequent statutory and regulatory changes. The most recent reauthorization was the Higher Education Reconciliation Act of 2005 (“HERA 2005”), which was signed into law February 8, 2006 as part of the Deficit Reduction Act, Public Law 109-171. Since HERA 2005 the President signed into law the College Cost Reduction and Access Act (“CCRAA”), Public Law 110-84 on September 27, 2007, and ED amended the FFELP regulations on November 1, 2007.

Other recent amendments since the program was previously reauthorized by the Higher Education Amendments of 1998, include the Ticket to Work and Work Incentives Improvement Act of 1999, by Public Law 106-554 (December 21, 2000), the Consolidated Appropriations Act of 2001, by Public Law 107-139, (February 8, 2002) by Public Law 108-98 (October 10, 2003), and by Public Law 108-409 (October 30, 2004). Since HERA 2005, the HEA was amended by the Third Higher Education Extension Act of 2006 (“THEEA”), Public Law 109-292 (September 30, 2006).

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

The 2000 act changed the financial index on which the interest rate for some borrowers of SLS and PLUS loans are computed. The index was changed from the 1-year Treasury bill rate to the weekly average one-year constant maturity Treasury yield. The 2002 act changed the interest rate paid by borrowers beginning in fiscal year 2006 to a fixed rate of 6.8 percent for Stafford loans and 7.9 percent for PLUS loans, which has since been increased to 8.5 percent by the HERA 2005.

The 1998 reauthorization and P.L. 107-139 set the borrower interest rates on FFELP and Federal Direct FFELP Consolidation Loans for borrowers whose applications are received before July 1, 2003 at a fixed rate equal to the lesser of the weighted average of the interest rates of the loans consolidated, adjusted up to the nearest one-eighth of one percent, and 8.25 percent. The 1998 legislation, as modified by the 1999 and 2002 acts, sets the special allowance payment rate for FFELP loans at the three-month commercial paper rate plus 2.64 percent for loans disbursed on or after January 1, 2000. Lenders of FFELP Consolidation Loans pay a rebate fee of 1.05 percent per annum to ED. All other guaranty fees may be passed on to the borrower.

The 2004 act increased the teacher loan forgiveness level for certain Stafford loan borrowers, and modified the special allowance calculation for loans made with proceeds of tax-exempt obligations.

The Higher Education Reconciliation Act of 2005 reauthorized the loan programs of the HEA through September 30, 2012. Major provisions, which became effective July 1, 2006 (unless stated otherwise), include:

•	Change to a fixed 6.8 percent interest rate for Stafford loans.

•	Increases the scheduled change to a fixed PLUS interest rate from 7.9 percent to 8.5 percent.

•	Permanently modifies the minimum special allowance calculation for loans made with proceeds of tax-exempt obligations.

•	Requires submission of floor income to the government on loans made on or after April 1, 2006.

•	Repeals limitations on special allowance for PLUS loans made on and after January 1, 2000.

•	Increases first and second year Stafford loan limits from $2,625 and $3,500 to $3,500 and $4,500 respectively (effective July 1, 2007).

•	Increases graduate and professional student unsubsidized Stafford loan limits from $10,000 to $12,000 (effective July 1, 2007).

•	Authorizes graduate and professional students to borrow PLUS loans.

•	Reduces insurance from 98 percent to 97 percent for new loans beginning July 1, 2006.

•	Phases out the Stafford loan origination fee by 2010.

•	Reduces insurance for Exceptional Performers from 100 percent to 99 percent.

•	Repeals in-school consolidation, spousal consolidation, reconsolidation, and aligns loan consolidation terms in the FFELP and FDLP.

•	Mandates the deposit of a one percent federal default fee into a guaranty agency’s Federal Fund, which may be deducted from loan proceeds.

•	Repeals the guaranty agency Account Maintenance Fee cap (effective FY 2007).

•	Reduces guarantor retention of collection fees on defaulted FFELP Consolidation Loans from 18.5 percent to 10 percent (effective October 1, 2006).

•	Provides a discharge for loans that are falsely certified as a result of identity theft.

•	Provides 100 percent insurance on ineligible loans due to false or erroneous information on loans made on or after July 1, 2006.

•	Allows for a 3-year military deferment for a borrower’s loans made on or after July 1, 2001.

•	Reduces the monthly payment remittance needed to rehabilitate defaulted loans from 12 to 9.

•	Increases from 10 percent to 15 percent the amount of disposable pay a guaranty agency may garnish without borrower consent.

•	Streamlines mandatory forbearances to accommodate verbal requests.

The changes made by THEEA include:

•	Restrictions on the use of eligible lender trustees by schools that make FFELP loans;

•	New discharge provisions for Title IV loans for the survivors of eligible public servants and certain other eligible victims of the terrorist attacks on the United States on September 11, 2001; and

•	A technical modification to the HEA provision governing account maintenance fees that are paid to guaranty agencies in the FFELP.

Major changes made by the CCRAA, which were effective October 1, 2007 (unless stated otherwise), include:

•	Reduces special allowance payments to for-profit lenders and not-for-profit lenders for both Stafford and Consolidation Loans disbursed on or after October 1, 2007 by 0.55 percentage points and 0.40 percentage points, respectively;

•	Reduces special allowance payments to for-profit lenders and not-for-profit lenders for PLUS loans disbursed on or after October 1, 2007 by 0.85 percentage points and 0.70 percentage points, respectively;

•	Reduces fixed interest rates on subsidized Stafford loans to undergraduates from the current 6.8% to 6.0% for loans disbursed beginning July 1, 2008, to 5.6% for loans disbursed beginning July 1, 2009, to 4.5% for loans disbursed beginning July 1, 2010, and to 3.4% for loans disbursed between July 1, 2011 and June 30, 2012. Absent any other legislative changes, the rates would revert to 6.8% for loans disbursed on or after July 1, 2012;

•	Increases the lender loan fees on all loan types, from 0.5 percent to 1.0 percent;

•	Reduces default insurance to 95 percent of the unpaid principal and accrued interest for loans first disbursed on or after October 1, 2012;

•	Eliminates Exceptional Performer designation (and the monetary benefit associated with it) effective October 1, 2007;

•	Reduces default collections retention by guaranty agencies from 23 percent to 16 percent;

•	Reduces the guaranty agency account maintenance fee from 0.10 percent to 0.06 percent,

•	Requires ED to develop and implement a pilot auction for participation in the FFELP Parent PLUS loan program, by state, effective July 1, 2009; and

•	Provides loan forgiveness for all FDLP borrowers, and FFELP borrowers that consolidate in the FDLP, in certain public service jobs who make 120 monthly payments.

•	Expands the deferment authority for borrowers due to an economic hardship and military service.

•	Establishes a new income-based repayment program starting July 1, 2009 for all loans except parent PLUS which includes the potential for loan forgiveness after 25 years.

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

Eligible schools include institutions of higher education, including proprietary institutions, meeting the standards provided in the HEA. For a school to participate in the program, ED must approve its eligibility under standards established by regulation.

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

Special Allowance Payments

The HEA provides for quarterly special allowance payments to be made by ED to holders of student loans to the extent necessary to ensure that they receive at least specified market interest rates of return. The rates for special allowance payments depend on formulas that vary according to the type of loan, the date the loan was made and the type of funds, tax-exempt or taxable, used to finance the loan. ED makes a special allowance payment for each calendar quarter.

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

(3) adding the applicable special allowance margin described in the table below; and

(4) dividing the resultant percentage by 4.

If the result is negative, the special allowance payment is zero.

Date of First Disbursement	Special Allowance Margin

From 01/01/00 through 09/30/07	1.74% for Stafford Loans that are in In-School, Grace or Deferment
2.34% for Stafford Loans that are in Repayment
2.64% for PLUS and FFELP Consolidation Loans
From 10/01/07 and after	1.19% for Stafford Loans that are in In-School, Grace or Deferment
1.79% for Stafford Loans that are in Repayment and PLUS
2.09% for FFELP Consolidation Loans
Note: The margins for loans held by an eligible not-for-profit holder is higher by 15 basis points.

•	Special Allowance Payments are available on variable rate PLUS Loans and SLS Loans only if the variable rate, which is reset annually, exceeds the applicable maximum borrower rate. Effective July 1, 2006, this limitation on special allowance for PLUS loans made on and after January 1, 2000 is repealed. The variable rate is based on the weekly average one-year constant maturity Treasury yield for loans made before July 1, 1998 and based on the 91-day Treasury bill for loans made on or after July 1, 1998. The maximum borrower rate for these loans is between 9 percent and 12 percent.

Fees

Origination Fee.  An origination fee must be paid to ED for all Stafford and PLUS loans originated in the FFELP. An origination fee is not paid on a Consolidation loan.

A 3% origination fee must be deducted from the amount of each PLUS loan.

An origination fee may be, but is not required to be deducted from the amount of a Stafford loan according to the following table:

Date of First Disbursement	Maximum Origination Fee

Before 07/01/06	3%
From 7/01/06 through 06/30/07	2%
From 7/01/07 through 06/30/08	1.5%
From 7/01/08 through 06/30/09	1%
From 7/01/09 through 06/30/10	.5%
From 7/01/10 and after	0%

Federal Default Fee.  A federal default fee up to 1% (previously called an insurance premium) may be, but is not required to be deducted from the amount of a Stafford and PLUS loan. A federal default fee is not deducted from the amount of a Consolidation loan.

Lender Loan Fee.  A lender loan fee is paid to ED on the amount of each loan disbursement of all FFELP loans. For loans disbursed from October 1, 1993 to September 30, 2007, the fee was .50% of the loan amount. The fee increased to 1.0% of the loan amount for loans disbursed on or after October 1, 2007.

Loan Rebate Fee.  A loan rebate fee of 1.05% is paid annually on the unpaid principal and interest of each Consolidation loan disbursed on or after October 1, 1993. This fee was reduced to .62% for loans made from October 1, 1998 to January 31, 1999.

Stafford Loan Program

For Stafford Loans, the HEA provides for:

•	federal reinsurance of Stafford Loans made by eligible lenders to qualified students;

•	federal interest subsidy payments on Subsidized Stafford Loans paid by ED to holders of the loans in lieu of the borrowers’ making interest payments during in-school, grace and deferment periods; and

•	special allowance payments representing an additional subsidy paid by ED to the holders of eligible Stafford Loans.

We refer to all three types of assistance as “federal assistance.”

Interest.  The borrower’s interest rate on a Stafford Loan can be fixed or variable. Variable rates are reset annually each July 1 based on the bond equivalent rate of 91-day Treasury bills auctioned at the final auction held before the preceding June 1. Stafford Loan interest rates are presented below.

		Maximum
Trigger Date	Borrower Rate	Borrower Rate	Interest Rate Margin

Before 01/01/81	7%	7%	N/A
From 01/01/81 through 09/12/83	9%	9%	N/A
From 09/13/83 through 06/30/88	8%	8%	N/A
From 07/01/88 through 09/30/92	8% for 48 months; thereafter, 91-day Treasury + Interest Rate Margin	8% for 48 months, then 10%	3.25% for loans made before 7/23/92 and for loans made on or before 10/1/92 to new student borrowers; 3.10% for loans made after 7/23/92 and before 7/1/94 to borrowers with outstanding FFELP loans
From 10/01/92 through 06/30/94	91-day Treasury + Interest Rate Margin	9%	3.10%
From 07/01/94 through 06/30/95	91-day Treasury + Interest Rate Margin	8.25%	3.10%
From 07/01/95 through 06/30/98	91-day Treasury + Interest Rate Margin	8.25%	2.50% (In-School, Grace or Deferment); 3.10% (Repayment)
From 07/01/98 through 06/30/06	91-day Treasury + Interest Rate Margin	8.25%	1.70% (In-School, Grace or Deferment); 2.30% (Repayment)
From 07/01/06 through 06/30/08	6.8%	6.8%	N/A
From 07/01/08 through 06/30/09	6.0% for undergraduate subsidized loans; and 6.8% for unsubsidized loans and graduate subsidized loans.	6.0%, 6.8%	N/A
From 07/01/09 through 06/30/10	5.6% for undergraduate subsidized loans; and 6.8% for unsubsidized loans and graduate subsidized loans.	5.6%, 6.8%	N/A
From 07/01/10 through 06/30/11	4.5% for undergraduate subsidized loans; and 6.8% for unsubsidized loans and graduate subsidized loans.	4.5%, 6.8%	N/A
From 07/01/11 through 06/30/12	3.4% for undergraduate subsidized loans; and 6.8% for unsubsidized loans and graduate subsidized loans.	3.4%, 6.8%	N/A
From 07/01/12 and after	6.8%	6.8%	N/A

The trigger date for Stafford Loans made before October 1, 1992 is the first day of the enrollment period for which the borrower’s first Stafford Loan is made. The trigger date for Stafford Loans made on or after October 1, 1992 is the date of the disbursement of the borrower’s Stafford Loan.

Interest Subsidy Payments.  ED is responsible for paying interest on Subsidized Stafford Loans:

•	while the borrower is a qualified student,

•	during the grace period, and

•	during prescribed deferral periods.

ED makes quarterly interest subsidy payments to the owner of a Subsidized Stafford Loan in an amount equal to the interest that accrues on the unpaid balance of that loan before repayment begins or during any deferral periods. The HEA provides that the owner of an eligible Subsidized Stafford Loan has a contractual right against the United States to receive interest subsidy and special allowance payments.

However, receipt of interest subsidy and special allowance payments is conditioned on compliance with the requirements of the HEA.

Lenders generally receive interest subsidy and special allowance payments within 45 days to 60 days after submitting the applicable data for any given calendar quarter to ED. However, there can be no assurance that payments will, in fact, be received from ED within that period.

If the loan is not held by an eligible lender in accordance with the requirements of the HEA and the applicable guarantee agreement, the loan may lose its federal assistance.

Loan Limits.  The HEA generally requires that lenders disburse student loans in at least two equal disbursements. The HEA limits the amount a student can borrow in any academic year. The following chart shows current loan limits.

	Dependent Student	Independent Student
	Subsidized and	Subsidized and	Additional
	Unsubsidized	Unsubsidized	Unsubsidized
	On or After	On or After	On or After	Maximum Annual
Borrower Academic Level	07/1/07	07/1/07	07/1/07	Total Amount

Undergraduate (per year)
1st year	$3,500	$3,500	$4,000	$7,500
2nd year	$4,500	$4,500	$4,000	$8,500
3rd year and above	$5,500	$5,500	$5,000	$10,500
Aggregate Limit	$23,000	$23,000	$23,000	$46,000
Graduate (per year)	N/A	$8,500	$12,000	$20,500
Aggregate Limit (includes undergraduate)	N/A	$65,500	$73,000	$138,500

The following chart shows historic loan limits:

				Independent Students
		All Students		Additional
Borrower’s Academic Level Base	Subsidized	Subsidized and		Unsubsidized
Amount Subsidized and Unsubsidized	On or After	Unsubsidized On		Only On or		Maximum Annual
On or After 10/1/93	1/1/87	or After 10/1/93		After 7/1/94		Total Amount

Undergraduate (per year):
1st year	$2,625	$2,625	*	$4,000		$6,625
2nd year	$2,625	$3,500	*	$4,000		$7,500
3rd year and above	$4,000	$5,500		$5,000	**	$10,500
Graduate (per year)	$7,500	$8,500		$10,000	*	$18,500
Aggregate Limit:
Undergraduate	$17,250	$23,000		$23,000		$46,000
Graduate (including undergraduate)	$54,750	$65,500		$73,000		$138,500

For the purposes of the tables above:

•	The loan limits include both FFELP and FDLP loans.

•	The amounts in the columns labeled “Subsidized and Unsubsidized” represent the combined maximum loan amount per year for Subsidized and Unsubsidized Stafford Loans. Accordingly, the maximum amount that a student may borrow under an Unsubsidized Stafford Loan is the difference between the combined maximum loan amount and the amount the student received in the form of a Subsidized Stafford Loan.

Independent undergraduate students, graduate students and professional students may borrow the additional amounts shown in the next to last columns in the charts above. Dependent undergraduate students may also receive these additional loan amounts if their parents are unable to provide the family contribution amount and it is unlikely that they will qualify for a PLUS Loan.

•	Students attending certain medical schools are eligible for higher annual and aggregate loan limits.

•	The annual loan limits are sometimes reduced when the student is enrolled in a program of less than one academic year or has less than a full academic year remaining in his program.

Repayment.  Repayment of a Stafford Loan begins 6 months after the student ceases to be enrolled at least half time. In general, each loan must be scheduled for repayment over a period of not more than 10 years after repayment begins. New borrowers on or after October 7, 1998 who accumulate outstanding loans under the FFELP totaling more than $30,000 are entitled to extend repayment for up to 25 years, subject to minimum repayment amounts and FFELP Consolidation Loan borrowers may be scheduled for repayment up to 30 years depending on the borrower’s indebtedness. The HEA currently requires minimum annual payments of $600, unless the borrower and the lender agree to lower payments, except that negative amortization is not allowed. The Act and related regulations require lenders to offer the choice of a standard, graduated, income-sensitive and extended repayment schedule, if applicable, to all borrowers entering repayment. The 2007 legislation introduces an income-based repayment plan on July 1, 2009 that a student borrower may elect during a period of partial financial hardship and have annual payments that do not exceed 15% of the amount by which adjusted gross income exceeds 150% of the poverty line. The Secretary repays or cancels any outstanding principal and interest under certain criteria after 25 years.

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

The HEA also permits, and in some cases requires, “forbearance” periods from loan collection in some circumstances. Interest that accrues during forbearance is never subsidized. Interest that accrues during deferment periods may be subsidized.

PLUS and SLS Loan Programs

The HEA authorizes PLUS Loans to be made to graduate or professional students (effective July 1, 2006) and parents of eligible dependent students and previously authorized SLS Loans to be made to the categories of students now served by the Unsubsidized Stafford Loan program. Only borrowers who have no adverse credit history or who are able to secure an endorser without an adverse credit history are eligible for PLUS Loans. The basic provisions applicable to PLUS and SLS Loans are similar to those of Stafford Loans for federal insurance and reinsurance. However, interest subsidy payments are not available under the PLUS and SLS programs and, in some instances, special allowance payments are more restricted.

Parent PLUS Loan Auction Pilot Program.  The 2007 legislation creates a pilot program for parent PLUS loans on July 1, 2009. The Secretary will administer an auction for each state every two years with two winning eligible lenders. Competing lenders will bid based on the amount of special allowance payment the lender is willing to receive from the Secretary, not to exceed CP plus 1.79%. Winning lenders will originate parent PLUS loans to institutions in the state. The Secretary will guarantee 99% of principal and interest against losses from default. PLUS loans will be exempt from lender loan fees. Originating lenders may consolidate PLUS loans and be exempt form paying a consolidation rebate fee.

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

			Interest
		Maximum	Rate
Trigger Date	Borrower Rate	Borrower Rate	Margin

Before 10/01/81	9%	9%	N/A
From 10/01/81 through 10/30/82	14%	14%	N/A
From 11/01/82 through 06/30/87	12%	12%	N/A
From 07/01/87 through 09/30/92	1-year Index + Interest Rate Margin	12%	3.25%
From 10/01/92 through 06/30/94	1-year Index + Interest Rate Margin	PLUS 10%, SLS 11%	3.10%
From 07/01/94 through 06/30/98	1-year Index + Interest Rate Margin	9%	3.10%
From 6/30/98 through 06/30/06	91-day Treasury + Interest Rate Margin	9%	3.10%
From 07/01/06 and after	8.5%	8.5%	N/A

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

Repayment, Deferments.  Borrowers begin to repay principal of their PLUS and SLS Loans no later than 60 days after the final disbursement. Deferment and forbearance provisions, maximum loan repayment periods, repayment plans and minimum payment amounts for PLUS and SLS Loans are generally the same as those for Stafford Loans.

Consolidation Loan Program

The HEA also authorizes a program under which borrowers may consolidate one or more of their student loans into a single FFELP Consolidation Loan that is insured and reinsured on a basis similar to Stafford and PLUS Loans. FFELP Consolidation Loans are made in an amount sufficient to pay outstanding principal, unpaid interest, late charges and collection costs on all federally reinsured student loans incurred under the FFELP that the borrower selects for consolidation, as well as loans made under various other federal student loan programs and loans made by different lenders. In general, a borrower’s eligibility to consolidate FFELP student loans ends upon receipt of a FFELP Consolidation Loan. Under certain circumstances, a FFELP borrower may obtain a FFELP Consolidation Loan under the FDLP.

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

Interest on FFELP Consolidation Loans accrues and, for applications received before January 1, 1993, is paid without interest subsidy by ED. For FFELP Consolidation Loans for which applications were received between January 1 and August 10, 1993, all interest of the borrower is paid during deferral periods. FFELP Consolidation Loans for which applications were received on or after August 10, 1993 are only subsidized if all of the underlying loans being consolidated were Subsidized Stafford Loans. In the case of FFELP Consolidation Loans made on or after November 13, 1997, the portion of a Consolidation Loan that is comprised of Subsidized FFELP Loans and Subsidized FDLP Loans retains subsidy benefits during deferral periods.

No insurance premium is charged to a borrower or a lender in connection with a Consolidation Loan. However, lenders must pay a monthly rebate fee to ED at an annualized rate of 1.05 percent on principal and interest on FFELP Consolidation Loans for loans disbursed on or after October 1, 1993, and at an annualized rate of 0.62 percent for Consolidation Loan applications received between October 1, 1998 and January 31, 1999. The rate for special allowance payments for FFELP Consolidation Loans is determined in the same manner as for other FFELP loans.

A borrower must begin to repay his Consolidation Loan within 60 days after his consolidated loans have been discharged. For applications received on or after January 1, 1993, repayment schedule options include standard, graduated, income-sensitive, extended (for new borrowers on or after October 7, 1998), and income-based (effective July 1, 2009) repayment plans, and loans are repaid over periods determined by the sum of the Consolidation Loan and the amount of the borrower’s other eligible student loans outstanding. The maximum maturity schedule is 30 years for indebtedness of $60,000 or more.

Guarantee Agencies under the FFELP

Under the FFELP, guarantee agencies guarantee (or insure) loans made by eligible lending institutions. Student loans are guaranteed as to 100 percent of principal and accrued interest against death or discharge. Guarantee agencies also guarantee lenders against default. For loans that were made before October 1, 1993, lenders are insured for 100 percent of the principal and unpaid accrued interest. From October 1, 1993 to June 30, 2006, lenders are insured for 98 percent of principal and all unpaid accrued interest or 100 percent of principal and all unpaid accrued interest if it receives an Exceptional Performance designation by ED. Insurance for loans made on or after July 1, 2006 was reduced from 98 percent to 97 percent, and insurance for claim requests on or after July 1, 2006 under an Exceptional Performance designation was reduced from 100 percent to 99 percent. The Exceptional Performance designation was eliminated (and the monetary benefit associated with it) effective October 1, 2007. Default insurance will be reduced to 95 percent of the unpaid principal and accrued interest for loans first disbursed on or after October 1, 2012.

ED reinsures guarantors for amounts paid to lenders on loans that are discharged or defaulted. The reimbursement on discharged loans is for 100 percent of the amount paid to the holder. The reimbursement rate for defaulted loans decreases as a guarantor’s default rate increases. The first trigger for a lower reinsurance rate is when the amount of defaulted loan reimbursements exceeds 5 percent of the amount of all loans guaranteed by the agency in repayment status at the beginning of the federal fiscal year. The second trigger is when the amount of defaults exceeds 9 percent of the loans in repayment. Guarantee agency reinsurance rates are presented in the table below.

Claims Paid Date	Maximum	5% Trigger	9% Trigger

Before October 1, 1993	100%	90%	80%
October 1, 1993 – September 30, 1998	98%	88%	78%
On or after October 1, 1998	95%	85%	75%

After ED reimburses a guarantor for a default claim, the guarantor attempts to collect the loan from the borrower. However, ED requires that the defaulted guaranteed loans be assigned to it when the guarantor is not successful. A guarantor also refers defaulted guaranteed loans to ED to “offset” any federal income tax refunds or other federal reimbursement which may be due the borrowers. Some states have similar offset programs.

To be eligible for federal reinsurance, guaranteed loans must meet the requirements of the HEA and regulations issued under the HEA. Generally, these regulations require that lenders determine whether the applicant is an eligible borrower attending an eligible institution, explain to borrowers their responsibilities under the loan, ensure that the promissory notes evidencing the loan are executed by the borrower; and disburse the loan proceeds as required. After the loan is made, the lender must establish repayment terms with the borrower, properly administer deferrals and forbearances, credit the borrower for payments made, and report the loan’s status to credit reporting agencies. If a borrower becomes delinquent in repaying a loan, a lender must perform collection procedures that vary depending upon the length of time a loan is delinquent. The collection procedures consist of telephone calls, demand letters, skiptracing procedures and requesting assistance from the guarantor.

A lender may submit a default claim to the guarantor after a student loan has been delinquent for at least 270 days. The guarantor must review and pay the claim within 90 days after the lender filed it. The guarantor will pay the lender interest accrued on the loan for up to 450 days after delinquency. The guarantor must file a reimbursement claim with ED within 45 days (reduced to 30 days July 1, 2006) after the guarantor paid the lender for the default claim. Following payment of claims, the guarantor endeavors to collect the loan. Guarantors also must meet statutory and regulatory requirements for collecting loans.

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

Rehabilitation of Defaulted Loans

ED is authorized to enter into agreements with the guarantor under which the guarantor may sell defaulted loans that are eligible for rehabilitation to an eligible lender. For a loan to be eligible for rehabilitation, the guarantor must have received reasonable and affordable payments for 12 months (reduced to 9 payments in 10 months effective July 1, 2006), then the borrower may request that the loan be rehabilitated. Because monthly payments are usually greater after rehabilitation, not all borrowers opt for rehabilitation.

Upon rehabilitation, a borrower is again eligible for all the benefits under the HEA for which he or she is not eligible as a default, such as new federal aid, and the negative credit record is expunged. No student loan may be rehabilitated more than once.

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

Source	Basis

Insurance Premium (Changed to Federal Default Fee July 1, 2006)	Up to 1% of the principal amount guaranteed, withheld from the proceeds of each loan disbursement.
Loan Processing and Issuance Fee	.4% of the principal amount guaranteed in each fiscal year, paid by ED
Account Maintenance Fee	.10% (reduced to .06% on October 1, 2007) of the original principal amount of loans outstanding, paid by ED.
Default Aversion Fee	1% of the outstanding amount of loans submitted by a lender for default aversion assistance, minus 1% of the unpaid principal and interest paid on default claims, which is, paid once per loan by transfers out of the Student Loan Reserve Fund.
Collection Retention	23% (reduced to 16% on October 1, 2007) of the amount collected on loans on which reinsurance has been paid (18.5% collected for a defaulted loan that is purchased by a lender for rehabilitation or consolidation), withheld from gross receipts. Guarantor retention of collection fees on defaulted FFELP Consolidation Loans is reduced from 18.5% to 10% (effective October 1, 2006), and reduced to zero beginning October 1, 2009 on default consolidations that exceed 45 percent of an agency’s total collections on defaulted loans.

The Act requires guaranty agencies to establish two funds: a Student Loan Reserve Fund and an Agency Operating Fund. The Student Loan Reserve Fund contains the reinsurance payments received from ED, Insurance Premiums and the complement of the reinsurance on recoveries. The fund is federal property and its assets may only be used to pay insurance claims and to pay Default Aversion Fees. Recoveries on defaulted loans are deposited into the Agency Operating Fund. The Agency Operating Fund is the guarantor’s property and is not subject to as strict limitations on its use.

If ED determines that a guarantor is unable to meet its insurance obligations, the holders of loans guaranteed by that guarantor may submit claims directly to ED and ED is required to pay the full guarantee payments due, in accordance with guarantee claim processing standards no more stringent than those applied by the terminated guarantor. However, ED’s obligation to pay guarantee claims directly in this fashion is contingent upon its making the determination referred to above.